Form 10-Q
period 1996-03-31
ADVOCAT INC
filed 1996-05-14
CIK 919956

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                  FORM 10-Q
CHECK ONE:

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1996
                                      OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSACTION PERIOD FROM _________ TO _________.

COMMISSION FILE NO.: 1-12996
                     -------

                                 ADVOCAT INC.
            ------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                   62-1559667
- - -------------------------------              ---------------------------------
(STATE OR OTHER JURISDICTION OF               (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


            277 MALLORY STATION ROAD, SUITE 130, FRANKLIN, TN 37067
           --------------------------------------------------------
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)      (ZIP CODE)

                                 (615) 771-7575
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                     NONE
             ----------------------------------------------------
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                     IF CHANGED SINCE LAST REPORT.)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X   NO
                                                ----    -----
                                   5,293,750
      --------------------------------------------------------------------
      (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF MAY 10, 1996)

                         PART I.  FINANCIAL INFORMATION

ITEM 1  -  FINANCIAL STATEMENTS

                                  ADVOCAT INC.
                      INTERIM CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS, UNAUDITED)




                                             March 31,              December 31,
                                               1996                     1995
                                             ---------              ------------
CURRENT ASSETS:
  Cash and cash equivalents                   $ 1,805                   $ 1,076
  Accounts receivable, less
       allowance for contractual
       adjustments and doubtful
       accounts of $2,032 and
       $2,082, respectively                    20,440                    19,699
  Income taxes receivable                         414                       304
  Inventories                                     538                       508
  Prepaid expenses and other                    1,452                     1,516
  Deferred income taxes                         1,064                       974
                                              -------                   -------
            Total current assets               25,713                    24,077
                                              -------                   -------

PROPERTY AND EQUIPMENT, at cost                31,079                    29,677
  Less accumulated depreciation
       and amortization                        (8,120)                   (7,659)
                                              -------                   -------
            Net property and equipment         22,959                    22,018
                                              -------                   -------

OTHER ASSETS:
  Deferred tax benefit                          7,860                     8,224
  Deferred financing and other costs, net       1,003                       855
  Other                                         1,998                     1,922
                                              -------                   -------
            Total other assets                 10,861                    11,001
                                              -------                   -------

                                              $59,533                   $57,096
                                              =======                   =======



                                  (Continued)

                                  ADVOCAT INC.

                      INTERIM CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS, UNAUDITED)
                                  (CONTINUED)



                                                    March 31,     December 31,
                                                      1996            1995
                                                    ---------     ------------

CURRENT LIABILITIES:
  Current portion of long-term debt                   $ 4,179       $ 3,926
  Trade accounts payable                                7,818         6,881
  Accrued expenses:
       Payroll and related benefits                     3,765         3,754
       Worker's compensation                            1,276         1,225
       Other                                            1,441         1,565
                                                      -------       -------
            Total current liabilities                  18,479        17,351
                                                      -------       -------

NONCURRENT LIABILITIES:
  Long-term debt less current portion                  11,997        11,063
  Deferred gains with respect to leases, net            4,410         4,502
  Advances from TDLP                                      336           859
  Other                                                   905           884
                                                      -------       -------
            Total noncurrent liabilities               17,648        17,308
                                                      -------       -------

COMMITMENTS, CONTINGENCIES, AND
       GUARANTEE

SHAREHOLDERS' EQUITY:
  Preferred stock, authorized 1,000,000 shares,
       $.10 par value, none issued and outstanding        -0-           -0-
  Common stock, authorized 20,000,000 shares,
       $.01 par value 5,294,000, and 5,288,000 shares
       issued and outstanding at March 31, 1996 and
       December 31, 1995, respectively                     53            53
  Paid-in capital                                      14,932        14,875
  Retained earnings                                     8,421         7,509
                                                       ------       -------
            Total shareholders' equity                 23,406        22,437
                                                      -------       -------
                                                      $59,533       $57,096
                                                      =======       =======

The accompanying notes to interim combined financial statements are an integral part of these interim consolidated balance sheets.

                                  ADVOCAT INC.

                   INTERIM CONSOLIDATED STATEMENTS OF INCOME
            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, AND UNAUDITED)



                                                Three Months      Three Months
                                                   Ended             Ended
                                               March 31, 1996    March 31, 1995
                                               --------------    --------------
REVENUES:
  Patient revenues                                $38,324           $31,537
  Management fees                                   1,173               892
  Interest                                             36                61
                                                  -------           -------
       Net revenues                                39,533            32,490
                                                  -------           -------
EXPENSES:
  Operating                                        31,608            25,027
  Lease                                             3,563             3,379
  General and administrative                        2,122             1,920
  Depreciation and amortization                       509               368
  Interest                                            325               171
                                                  -------           -------
       Total expenses                              38,127            30,865
                                                  -------           -------

INCOME BEFORE INCOME TAXES                          1,406             1,625

PROVISION FOR INCOME TAXES                            506               585
                                                  -------           -------

NET INCOME                                        $   900           $ 1,040
                                                  =======           =======

AVERAGE NUMBER OF COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                     5,322             5,310
                                                  =======           =======

EARNINGS PER SHARE                                $   .17           $   .20
                                                  =======           =======




The accompanying notes to interim financial statements are an integral part of these interim consolidated financial statements.

                                  ADVOCAT INC.

                        INTERIM STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)

                                                                      Three Months            Three Months
                                                                         Ended                   Ended
                                                                     March 31, 1996          March 31, 1995
                                                                     --------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $   900                   $ 1,040

  Adjustments to reconcile net income to net
     cash provided from operating activities:
       Depreciation and amortization                                        509                       372
       Provision for doubtful accounts                                      337                       304
       Equity earnings in joint ventures                                     (8)                       (3)
       Amortization of deferred credits                                    (191)                     (271)
       Deferred income taxes                                                273                       (66)
  Change in assets and liabilities:
       Receivables, net                                                  (1,077)                   (1,284)
       Inventories                                                          (30)                       13
       Prepaid expenses and other                                            63                      (368)
       Trade accounts payable and accrued expenses                          879                       424
       Current taxes                                                       (111)                        5
       Other                                                                (41)                     (142)
                                                                         ------                   --------
            Net cash provided from operating activities                   1,503                        24
                                                                         ------                   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net                                 (562)                     (765)
  Acquisitions, net                                                        (700)                      -0-
  Pre-opening and other costs                                              (205)                      -0-
  Proceeds from TDLP transaction                                             23                        21
  Investment in joint venture                                               -0-                      (264)
  Distributions from joint ventures                                           1                       -0-
                                                                       --------                    ------
            Net cash used in investing activities                        (1,443)                   (1,008)
                                                                        -------                    ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt obligations                                            700                       -0-
  Repayment of debt obligations                                            (126)                     (119)
  Advances to TDLP                                                         (567)                     (228)
  Financing costs                                                            (5)                      -0-
  Net proceeds from bank line of credit                                     610                       -0-
  Proceeds from sale of common stock                                         57                       -0-
  Advances from lessor                                                      -0-                       612
                                                                        -------                   -------
            Net cash provided from (used in) financing activities       $   669                   $   265
                                                                        -------                   -------


                                 (continued)

                                  ADVOCAT INC.

                        INTERIM STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)
                                  (CONTINUED)




                                                                       Three Months              Three Months
                                                                          Ended                      Ended
                                                                      March 31, 1996            March 31, 1995
                                                                      --------------            --------------

INCREASE/DECREASE IN CASH AND CASH EQUIVALENTS                          $    729                  $  (719)

CASH AND CASH EQUIVALENTS, beginning of period                             1,076                    3,136
                                                                         -------                  -------

CASH AND CASH EQUIVALENTS, end of period                                 $ 1,805                  $ 2,417
                                                                         =======                  =======


SUPPLEMENTAL INFORMATION:
       Cash payments of interest                                         $   320                  $   181
                                                                         =======                  =======

       Cash payments of income taxes                                     $   340                  $   648
                                                                         =======                  =======


Advocat received benefit plan deposits and recorded benefit plan liabilities of $63,000 and $60,000 in the three month periods ended March 31, 1996 and March 31, 1995, respectively.





The accompanying notes to interim financial statements are an integral part of these interim consolidated financial statements.

                                  ADVOCAT INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                            MARCH 31, 1996 AND 1995


1.      ORGANIZATION AND BACKGROUND:

Advocat Inc. (together with its subsidiaries, "Advocat" or the "Company") commenced operations with an initial public offering of its common stock on May 10, 1994. The Company is a provider of long-term care services operating nursing homes and retirement centers in the United States and Canada.

Advocat's operational history can be traced to February 1980 through common senior management involved in different organizational structures. As of March 31, 1996, the Company operates 85 facilities comprised of 63 nursing homes containing 7,237 licensed beds and 22 retirement centers containing 2,462 units. The Company owns four nursing homes, acts as lessee with respect to 38 of the nursing homes it operates, and acts as manager with respect to the remaining 21 nursing homes. The Company owns one retirement center, acts as lessee with respect to seven of the retirement centers that it operates and as manager of the remaining 14 retirement centers. Geographically, 51 of the Company's nursing homes are located in the United States and 12 are located in Canada, while 20 of the Company's 22 retirement centers are located in Canada. The Company's facilities provide a range of health care services to their residents. In addition to the nursing and social services usually provided in the long-term care facilities, the Company offers a variety of rehabilitative, nutritional, respiratory, and other specialized ancillary services. The Company operates facilities in Alabama, Arkansas, Florida, Kentucky, Ohio, Tennessee, Texas, West Virginia, and the Canadian provinces of Ontario and British Columbia.

2.      BASIS OF FINANCIAL STATEMENTS

The interim financial statements for the three month periods ended March 31, 1996 and 1995, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim combined financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position at March 31, 1996 and December 31, 1995 and the results of operations and the cash flows for the three month periods ended March 31, 1996 and 1995. Certain items have been reclassified in the 1995 financial statements to conform to the 1996 presentation.

The results of operations for the three month periods ended March 31, 1996 and 1995 are not necessarily indicative of the operating results for the entire respective years. These interim financial statements should be read in connection with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

3.      EARNINGS PER SHARE

Earnings per share is based on the weighted average number of the Company's common and common equivalent shares outstanding that pertain to the respective operations included in each period and is calculated as follows:

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                           1996                     1995
                                                                         =========               =========
  Weighted average shares:
       Average shares outstanding                                        5,291,000               5,250,000
       Common stock equivalents --
        Employee stock purchase plan                                        14,000                  16,000
        Options, conversion assumed under
            the treasury stock method                                       17,000                  44,000
                                                                         ---------               ---------

       Common and common equivalent shares outstanding                   5,322,000               5,310,000
                                                                         =========               =========

  Net income                                                             $ 900,000              $1,040,000
                                                                         =========              ==========

  Earnings per share
                                                                         $     .17              $      .20
                                                                         =========              ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Advocat Inc. (together with its subsidiaries, "Advocat" or the "Company") commenced operations with an initial public offering of its common stock on May 10, 1994. The Company is a provider of long-term care services operating nursing homes and retirement centers in the United States and Canada.

Advocat's operational history can be traced to February 1980 through common senior management involved in different organizational structures. As of March 31, 1996, the Company operates 85 facilities comprised of 63 nursing homes containing 7,237 licensed beds and 22 retirement centers containing 2,462 units. The Company owns four nursing homes, acts as lessee with respect to 38 of the nursing homes it operates, and acts as manager with respect to the remaining 21 nursing homes. The Company owns one retirement center, acts as lessee with respect to seven of the retirement centers that it operates and as manager of the remaining 14 retirement centers. Geographically, 51 of the Company's nursing homes are located in the United States and 12 are located in Canada, while 20 of the Company's 22 retirement centers are located in Canada. The Company's facilities provide a range of health care services to their residents. In addition to the nursing and social services usually provided in the long-term care facilities, the Company offers a variety of rehabilitative, nutritional, respiratory, and other specialized ancillary services. The Company operates facilities in Alabama, Arkansas, Florida, Kentucky, Ohio, Tennessee, Texas, West Virginia, and the Canadian provinces of Ontario and British Columbia.

Basis of Financial Statements. The Company's patient revenues consist of the fees charged to the residents of the Company's leased and owned nursing homes and retirement centers. Management fee revenues consists of the fees charged to the owners of the facilities managed by the Company. The management fee revenues are based on the respective contractual terms, which generally range from 3.5% to 6.0% of the net revenues of the managed facilities. As a result, the level of management fees is affected positively or negatively by the increase or decrease in the level of occupancy or rates per patient day of the managed facilities. Management fees also include consulting and development fee income. The Company's operating expenses include the costs incurred in the nursing homes and retirement centers leased and owned by the Company. The Company's general and administrative expenses consist of the costs of the corporate office and regional support functions, including the costs incurred in providing management services to the nursing homes and retirement centers managed by the Company. The Company's financial statements reflect the depreciation, amortization and interest expenses of the facilities owned by the Company, and the depreciation expense associated with equipment owned by the Company and used in its leased facilities.

RESULTS OF OPERATIONS

The following tables present the unaudited interim statements of income data for the three months ended March 31, 1996 and 1995, and set forth this data as a percentage of revenues for the same periods.

                (IN THOUSANDS)                                   THREE MONTHS ENDED MARCH 31,
                                                                   1996               1995
                                                                 =======            =======
  REVENUES:
        Patient revenues                                         $38,324            $31,537
        Management fees                                            1,173                892
        Interest                                                      36                 61
                                                                 -------            -------
                 Net revenues                                     39,533             32,490
                                                                 -------            -------
  EXPENSES:
        Operating                                                 31,608             25,027
        Lease                                                      3,563              3,379
        General and administrative                                 2,122              1,920
        Depreciation and amortization                                509                368
        Interest                                                     325                171
                                                                 -------            -------
                 Total expenses                                   38,127             30,865
                                                                 -------            -------

  INCOME BEFORE INCOME TAXES                                       1,406              1,625
  PROVISION FOR INCOME TAXES                                         506                585
                                                                 -------            -------

  NET INCOME                                                     $   900            $ 1,040
                                                                 =======            =======


Percentage of Net Revenues

                (IN THOUSANDS)                                   THREE MONTHS ENDED MARCH 31,
                                                                    1996              1995
                                                                   =====              =====
  REVENUES:
        Patient revenues                                            96.9%              97.1%
        Management fees                                              3.0                2.7
        Interest                                                     0.1                0.2
                                                                   -----              -----
                 Net revenues                                      100.0%             100.0%
                                                                   -----              -----
  EXPENSES:
        Operating                                                   79.9               77.0
        Lease                                                        9.0               10.4
        General and administrative                                   5.4                5.9
        Depreciation and amortization                                1.3                1.2
        Interest                                                     0.8                0.5
                                                                   -----              -----
                 Total expenses                                     96.4               95.0
                                                                   -----              -----

  INCOME BEFORE INCOME TAXES                                         3.6                5.0
  PROVISION FOR INCOME TAXES                                         1.3                1.8
                                                                   -----              -----

  NET INCOME                                                         2.3%               3.2%
                                                                   =====              =====


THREE MONTHS 1996 COMPARED WITH THREE MONTHS 1995

As of March 31, 1996, the Company operates 85 facilities comprised of 63 nursing homes containing 7,237 licensed beds and 22 retirement centers containing 2,462 units. In comparison, as of March 31, 1995, the Company operated 66 nursing homes containing 7,441 licensed beds and 20 retirement centers containing 2,317 units. Since January 1, 1995, the Company began operating for its own account six homes, two of which it previously managed, totaling 496 nursing home beds and 109 retirement center units. The operations of these facilities have a significant impact on the comparability of the 1996 and 1995 periods. In the following discussion, these homes are collectively referred to as the "New Homes." All but 169 of the New Home beds/units were counted in the portfolio at March 31, 1995.

Revenues. Net revenues increased to $39.5 million in 1996 from $32.5 million in 1995, an increase of $7.0 million, or 22%. Patient revenues increased to $38.3 million in 1996 from $31.5 million in 1995, an increase of $6.8 million, or 22%. Of this increase, $2.7 million is attributable to the New Homes. Ancillary service revenues, prior to contractual allowances, increased to $14.7 million in 1996 from $7.5 million in 1995, an increase of $7.2 million or 95%. The increase in patient revenues is also impacted by normal inflationary increases and a decrease in patient days of 1.8% among the homes operating for at least one year. Management fee revenues increased by $280,000, or 31%. The increase is primarily due to $300,000 in consulting fees earned with respect to the development of two of the New Homes. The Company anticipates an additional $200,000 in such revenues in the second quarter after which time no further such revenues are anticipated. The increase in ancillary revenues and the completion in 1995 of the certification of all of the Company's beds for participation under the Medicare program have resulted in continued improvement in the quality mix of the Company's revenues. As a percent of net patient revenues, Medicare improved to 26.0% in 1996 from 17.6% in 1995 while Medicaid decreased to 55.3% in 1996 from 61.6% in 1995. While Medicare utilization has increased, the Company has experienced rate increases below historical norms in the Medicaid programs in the states of Alabama and Florida. The Company anticipates that it is likely states will continue to seek ways to depress the rate of growth in Medicaid program rates.

Operating Expense. Operating expense increased to $31.6 million in 1996 from $25.0 million in 1995, an increase of $6.6 million, or 26%. As a percent of net revenues, operating expense increased to 79.9% in 1996 from 77.0% in 1995. Of this increase, $2.3 million is attributable to the New Homes. The remaining increase is primarily attributable to an increase in the provision of ancillary services to Medicare patients. As ancillary services have increased, the supply costs related to the provision of such services have increased correspondingly. In addition, the Company's operating margin has declined due to reduced average census, cost containment measures in Medicaid programs, difficulty in achieving expense reductions in certain homes, and growth in the Company's medical supply distribution business, which generates a lower operating margin. Wages increased to $14.0 million in 1996 from $11.9 million in 1995, an increase of $2.1 million, or 18%.

Of this increase, $1.0 million is attributable to the New Homes. A portion of the remaining increase in wages is offset by reduced costs associated with less utilization of temporary nursing services and reduced contracted housekeeping and laundry services. The Company's wage increases are generally in line with inflation. Among homes in operation for at least one year, the Company has experienced increased general and employee health insurance costs of $239,000. This is partially offset by a decrease in worker's compensation expense of $133,000.

Lease Expense. Lease expense increased to $3.6 million in 1996 from $3.4 million in 1995, an increase of approximately $200,000, or 6%. Of this increase, $147,000 is attributable to the New Homes, and the remainder is primarily attributable to inflationary increases included in the terms of a majority of the Company's operating leases.

General and Administrative Expense. General and administrative expense increased to $2.1 million in 1996 from $1.9 million in 1995, an increase of approximately $200,000, or 10%. The increase is primarily attributable to the expense of new positions added to service the Company's expanded operations. As a percent of total net revenues, general and administrative expenses declined from 5.9% in 1995 to 5.3% in 1996, reflective of spreading the Company's overhead costs over a wider base of operations.

Depreciation and Amortization. Depreciation and amortization expenses increased to $509,000 in 1996 from $368,000 in 1995, an increase of $141,000, or 38%.  Approximately $103,000 of the increase is associated with the New
Homes.

Interest Expense. Interest expense increased to $325,000 in 1996 from $171,000 in 1995, an increase of $154,000, or 91%. Approximately $125,000 of the increase is attributable to indebtedness related to the New Homes with the remainder of the increase primarily attributable to increased borrowings under the Company's working capital line of credit.

Income Before Income Taxes; Net Income; Earnings Per Share. As a result of the above, income before income taxes was $1.4 million in 1996 as compared with $1.6 million in 1995, a decrease of approximately $200,000, or 14%. The effective combined federal, state and provincial income tax rate was 36% in both 1996 and 1995. Net income was to $900,000 in 1996 as compared with $1,040,000 in 1995, a decrease of $140,000, and earnings per share was $.17 as compared with $.20.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company's working capital was $7.2 million as compared with $6.7 million at December 31, 1995. The current ratio was 1.4 at both dates.

Net cash provided from operating activities totaled $1.5 million and $26,000 in 1996 and 1995, respectively. These amounts primarily represent the cash flows from income plus depreciation and amortization along with the changes in working capital components.

Net cash used in investing activities totaled $1.4 million and $1.0 million in 1996 and 1995, respectively. These amounts primarily represent capital expenditures for equipment for and improvements to the Company's existing facilities, an acquisition in 1996, and, in 1995, an investment in a Canadian joint venture managed by the Company. The Company and its predecessor business have used between $1.7 million and $3.0 million for capital expenditures for facility improvements and equipment in each of the last three calendar years. Such expenditures were financed through working capital. The Company anticipates that such expenditures for its existing facility operations will be approximately $3.2 million for the year ended December 31, 1996.

Net cash provided from financing activities totaled $669,000 and $265,000 in 1996 and 1995, respectively. The net cash used in financing activities primarily represents proceeds from and repayment of long-term debt, advances to TDLP, net proceeds under the Company's bank line of credit in 1996, and advances from a lessor in 1995.

At March 31, 1996, the Company had total debt outstanding of $16.2 million of which $7.5 million was principally mortgage debt bearing fixed interest at rates ranging from 8.0% to 11.0%. The Company's remaining debt was drawn under its $17.5 million credit line. The credit line had an initial term through May 1, 1996 and has been extended through July 1, 1996. The credit line includes $10.0 million designated for use in making acquisitions of long-term care facilities and $7.5 million for working capital purposes. Through March 31, 1996, the Company had drawn $6.1 million under its acquisition credit line. Amounts drawn under the acquisition credit line may be converted to a three-year term loan effective with the end of the initial term. The credit line also includes $7.5 million designated for working capital purposes. At March 31, 1996, the Company had drawn $2.2 million and had $5.3 million in letters of credit outstanding under this working capital credit line. Amounts drawn under the credit line bear interest, at the Company's option, at either the lead bank's prime rate or 2% above the London Interbank Market rate. Amounts drawn under the credit line are secured generally by certain accounts receivable and substantially all other assets of the Company as well as by any assets acquired with funds drawn under the acquisition credit line. The Company has agreed to comply with certain covenants, including financial covenants with respect to maintaining current ratio, net working capital, coverage of fixed charges, tangible net worth, and earnings levels as defined in the line of credit agreement. Additionally, the Company may not declare dividends during the term of the agreement.

In December 1995, the Company received a temporary increase (the "Overline") in the maximum amount available to be drawn under the line of credit facility. The Company has the ability to draw additional working capital up to $2.6 million through July 1, 1996. As of March 31, 1996, the Company had drawn $0.4 million under the Overline; through May 10, 1996, the amount drawn had increased to $1.0 million. The Company has utilized its working capital line and the Overline to fund working capital for its New Homes, advances to TDLP, and capital expenditures. The Company plans to replace the temporary availability under the Overline with increased mortgage indebtedness on its security interest in the six Texas Diversicare Limited Partnership homes. In addition, the Company is negotiating an extension and an expansion of the amounts available under its bank line of credit. Management believes that the Company will obtain a new working capital line of credit with terms at least comparable to the Company's existing line of credit facility. The Company expects to utilize the Overline until the new line of credit is in place.

In May 1996, the Company received a commitment for permanent financing with respect to a Canadian facility purchased in December 1995. The Company expects to replace the $1.1 million short-term promissory note with the proceeds under the anticipated mortgage during the latter part of the second quarter. The outstanding balance has been classified as long-term as of March 31, 1995.

Based upon the operations of the Company, management believes that available cash and funds generated from operations, as well as amounts available through its banking relationships, will be sufficient for the Company to satisfy its capital expenditures, working capital, and debt requirements for the next 12 months. The Company intends to satisfy the capital requirements for its acquisition activities from among various means, including borrowings from commercial lenders, seller-financed debt, issuance of additional debt, financing obtained from sale and leaseback transaction with real estate investment trusts and, to the extent available, internally generated cash from operations. On a longer-term basis, management believes the Company will be able to satisfy the principal repayment requirements on its indebtedness with a combination of funds generated from operations and from refinancings with the existing or new commercial lenders.

Receivables

The Company's operations could be adversely affected if it experiences significant delays in reimbursement of its labor and other costs from Medicare and other third-party revenue sources. The Company's future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expense). In that regard, accounts receivable can have a significant impact on the Company's liquidity. Continued efforts by governmental and third-party payors to contain or reduce the acceleration of costs by monitoring reimbursement rates, increasing medical review of bills for services or negotiating reduced contract rates, as well as any significant increase in the Company's proportion of Medicare and Medicaid patients, could adversely affect the Company's liquidity and results of operations.

Net accounts receivable attributable to the provision of patient and resident services at March 31, 1996 and December 31, 1995, totaled $21.2 million and $20.2 million, respectively, representing approximately 50 and 51 days, respectively, in accounts receivable. Accounts receivable from the provision of management services at March 31, 1996 and December 31, 1995, totaled $0.7 million at each date representing approximately 57 and 69 days, respectively, in accounts receivable.

The Company continually evaluates the adequacy of its bad debt reserves based on patient mix trends, agings of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. The Company has implemented additional procedures to strengthen its collection efforts and reduce the incidence of uncollectible accounts.

Foreign Currency Translation

The Company has obtained its financing primarily in U.S. dollars; however, it will incur revenues and expenses in Canadian dollars with respect to Canadian management activities and operations of the Company's Canadian facilities. Therefore, if the currency exchange rate fluctuates, the Company may experience currency translation gains and losses with respect to the operations of these activities and the capital resources dedicated to their support. While such currency exchange rate fluctuations have not been material to the Company in the past, there can be no assurance that the Company will not be adversely affected by shifts in the currency exchange rates in the future.

Inflation

Management does not believe that the operations of the Company have been materially affected by inflation. The Company expects salary and wage increases for its skilled staff to continue to be higher than average salary and wage increases, as is common in the health care industry. To date, these increases as well as normal inflationary increases in other operating expenses have been adequately covered by revenue increases. However, it is likely that states will continue to seek ways to control the growth in Medicaid program rates.

Recent Accounting Pronouncements

In 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company adopted SFAS No. 121 in the first quarter of 1996 and the adoption did not have a material effect on the Company's financial position. Two facilities noted as receiving special attention in the Company's Annual Report on Form 10-K showed improvement in operations in the three months ended March 31, 1996 as compared to the three months ended December 31, 1995.

The FASB also issued SFAS No. 123, "Accounting for Stock-Based Compensation" in 1995. This statement requires new disclosures in the notes to the financial statements about stock-based compensation plans based on the fair value of equity instruments granted. Companies may also base the recognition of compensation cost for instruments issued under stock-based compensation plans on these fair values. The Company will adopt the disclosure requirements of SFAS No. 123 in 1996.

Risk Factors

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company hereby makes reference to items set forth under the heading "Risk Factors" in the Company's Registration Statement on Form S-1, as amended (Registration No. 33-76150). Such cautionary statements identify important facts that could cause the Company's actual results to differ materially from those projected in forward looking statements made by or on behalf of the Company.

                          PART II -- OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

   (a)  The exhibits filed as part of the report on Form 10-Q are listed in the
        Exhibit Index immediately following the signature page.

   (b) The Company filed a report on Form 8-K/A dated February 12, 1996, reporting the acquisition of certain assets effective November 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                  ADVOCAT INC.



May 10, 1996      By: /s/ Mary Margaret Hamlett
                  ------------------------------------------------------------
                      Mary Margaret Hamlett
                      Principal Financial Officer and Chief Accounting Officer and An Officer Duly Authorized to Sign
                      on Behalf of the Registrant

                                EXHIBIT INDEX


    EXHIBIT
    NUMBER                              DESCRIPTION OF EXHIBITS
    ------                              -----------------------
     2.1        --   Asset Purchase Agreement dated November 30, 1995, among Williams
                     Nursing Homes Inc., d/b/a Afton Oaks Nursing Center, Lynn Mayers,
                     Thomas E. Mayers, and Diversicare Leasing Corp. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on
                     Form 8-K dated November 30, 1995).

     2.2        --   Purchase Agreement between Diversicare Leasing Corporation and
                     Americare Corporation dated February 20, 1996 (incorporated by reference to Exhibit 2.2 to the Company's Annual Report on Form
                     10-K for the fiscal year ended December 31, 1995).

     3.1        --   Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement
                     No. 33-76150 on Form S-1).

     3.2        --   Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 33-76150 on Form S-
                     1).

     3.2        --   Amendment to Articles of Incorporate dated March 23, 1995
                     (incorporated by reference to Exhibit A of Exhibit 1 to Form 8-A filed March 30, 1995).

     4.1        --   Form of Common Stock Certificate (incorporated by reference to
                     Exhibit 4 to the Company's Registration Statement No. 33-76150 on
                     Form S-1).

     4.2        --   Rights Agreement dated March 13, 1995, between the Company and
                     Third National Bank in Nashville (incorporated by reference to
                     Exhibit 1 to the Company's Current Report on Form 8-K dated March
                     13, 1995).

     4.3        --   Summary of Shareholder Rights Plan adopted March 13, 1995
                     (incorporated by reference to Exhibit B of Exhibit 1 to Form 8-A filed March 30, 1995).

     4.4        --   Rights  Agreement of Advocat Inc. dated March 23, 1995
                     (incorporated by reference to Exhibit 1 to Form 8-A filed March
                     30, 1995).



    EXHIBIT
    NUMBER                              DESCRIPTION OF EXHIBITS
    ------                              -----------------------
     10.1       --   Asset Contribution Agreement among Counsel Corporation and
                     Certain ofits Direct and Indirect Subsidiaries dated May 10,
                     1994 (incorporated by reference to Exhibit 10.1 to the Company's
                     Annual Report on Form 10-K for the fiscal year ended December 31,
                     1994).

     10.2       --   Asset Contribution Agreement among Diversicare Inc. and Certain of its Direct and Indirect Subsidiaries dated May 10, 1994
                     (incorporated by reference to Exhibit 10.2 to the Company's
                     Annual Report on Form 10-K for the fiscal year ended December 31,
                     1994).

     10.3       --   1994 Incentive and Non-Qualified Stock Plan for Key Personnel
                     (incorporated by reference to Exhibit 10.3 to the Company's
                     Registration Statement No. 33-76150 on Form S-1).

     10.4       --   1994 Non-Qualified Stock Option Plan for Directors (incorporated by reference to Exhibit 10.4 to the Company's Registration
                     Statement No. 33-76150 on Form S-1).

     10.5       --   Master Agreement and Supplemental Executive Retirement Plan
                     (incorporated by reference to Exhibit 10.6 to the Company's
                     Registration Statement No. 33-76150 on Form S-1).

     10.6       --   1994 Employee Stock Purchase Plan (incorporated by reference to
                     Exhibit 10.7 to the Company's Registration Statement No. 33-76150
                     on Form S-1).

     10.7       --   Form of Employment Agreements dated May 10, 1994, between the
                     Registrant and Dr. Birkett, Mr. Richardson and Ms. Hamlett
                     (incorporated by reference to Exhibit 10.8 to the Company's
                     Registration Statement No. 33-76150 on Form S-1).

     10.8       --   Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement
                     No. 33-76150 on Form S-1).

     10.9       --   Master Lease Agreement dated August 14, 1992, between Diversicare
                     Corporation of America and Omega Healthcare Investors, Inc.
                     (incorporated by reference to Exhibit 10.12 to the Company's
                     Registration Statement No. 33-76150 on Form S-1).



    EXHIBIT
    NUMBER                             DESCRIPTION OF EXHIBITS
    ------                             -----------------------
     10.10      --   Consent, Assignment and Amendment Agreement between Diversicare
                     Corporation of America, Counsel Nursing Properties, Inc., Advocat
                     Inc., Diversicare  Leasing Corporation and Omega Healthcare
                     Investors, Inc. dated May 10, 1994 (incorporated by reference to
                     Exhibit 10.10 to the Company's Annual Report on Form 10-K for the
                     fiscal year ended December 31, 1994).

     10.11      --   Advocat Inc. Guaranty in favor of Omega Healthcare Investors,
                     Inc. dated May 10, 1994 (incorporated by reference to Exhibit
                     10.11 to the Company's Annual Report on Form 10-K  for the fiscal year ended December 31, 1994).

     10.12      --   Consolidation, Modification and Renewal Note dated August 30,
                     1991, by Diversicare Nursing Centers, Inc. to the order of Sovran
                     Bank/Tennessee (incorporated by reference to Exhibit 10.19 to the
                     Company's Registration Statement No. 33-76150 on Form S-1).

     10.13      --   Wraparound Promissory Note dated August 30, 1991, by Texas
                     Diversicare Limited  Partnership and Diversicare Nursing Centers,
                     Inc. (incorporated by reference to Exhibit 10.20 to the Company's
                     Registration Statement No. 33-76150 on Form S-1).

     10.14      --   Management Agreement dated August 30, 1991, between Texas
                     Diversicare Limited Partnership and Diversicare Corporation of
                     America, as assigned effective October 1, 1991, to Diversicare
                     Management, with consent of Texas Diversicare Limited
                     Partnership, as amended (incorporated by reference to Exhibit
                     10.21 to the  Company's Registration Statement No. 33-76150 on
                     Form S-1).

     10.15      --   Amended and Restated Limited Partnership Agreement dated August
                     30, 1991, among Diversicare General Partner, Inc., J. Scott
                     Jackson and each Limited Partner (incorporated by reference to
                     Exhibit 10.22 to the Company's Registration Statement No. 33-
                     76150 on Form S-1).

     10.16      --   Participation Agreement dated August 30, 1991, between Texas
                     Diversicare Limited Partnership and Diversicare Corporation of
                     America (incorporated by reference to Exhibit 10.23 to the
                     Company's Registration Statement No. 33-76150 on Form S-1).



    EXHIBIT
    NUMBER                              DESCRIPTION OF EXHIBITS
    ------                              -----------------------
     10.17      --   Agreement of Purchase and Sale entered into August 30, 1991, among Diversicare Corporation of America, Texas Diversicare
                     Limited Partnership' and Diversicare Corporation of America
                     (incorporated by reference to Exhibit 10.25 to the Company's
                     Registration Statement No. 33-76150 on Form S-1).

     10.18      --   Partnership Services Agreement entered into August 30, 1991, among Texas Diversicare Limited Partnership, Diversicare Incorporated
                     and Counsel Property Corporation (incorporated by reference to
                     Exhibit 10.26 to the Company's Registration Statement No. 33-76150
                     on Form S-1).

     10.19      --   Guaranteed Return Loan Security Agreement entered into August  30,
                     1991, between Texas Diversicare Limited Partnership and
                     Diversicare Incorporated (incorporated by reference to Exhibit
                     10.27 to the Company's Registration Statement No. 33-76150 on
                     Form S-1).

     10.20      --   Credit and Security Agreement dated October 12, 1994, between
                     NationsBank of Tennessee, N.A., the Company and the Company's
                     subsidiaries (incorporated by reference to Exhibit 10.20 to the
                     Company's Annual Report on Form 10-K for the fiscal year ended
                     December 31, 1994).

     10.21      --   Promissory Note by Advocat Inc. to the order of Diversicare Inc.
                     dated May 10, 1994 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

     10.22      --   Promissory Note by Advocat Inc. to the order of Counsel Nursing
                     Properties, Inc. dated May 10, 1994 (incorporated by reference to
                     Exhibit 10.22 to the Company's Annual Report on Form 10-K for the
                     fiscal year ended December 31, 1994).

     10.23      --   Demand Master Promissory Note by Advocat Inc. to the order of
                     Diversicare Corporation of America dated May 10, 1994
                     (incorporated by reference to Exhibit 10.23 to the Company's
                     Annual Report on Form 10-K for the fiscal year ended December 31,
                     1994).

     10.24      --   Lease Agreement between Counsel Healthcare Assets Inc. and
                     Counsel Nursing Properties, Inc. dated May 10, 1994 (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on
                     Form 10-K for the fiscal year ended December 31, 1994).



    EXHIBIT
    NUMBER                              DESCRIPTION OF EXHIBITS
    ------                              -----------------------
     10.25      --   Lease Agreement between Counsel Healthcare Assets Inc.  and
                     Counsel Nursing Properties, Inc. dated May 10, 1994 (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on
                     Form 10-K for the fiscal year ended December 31, 1994).

     10.26      --   Management and Guaranteed Return Loan Agreement dated as of
                     November 30, 1985, between Diversicare VI Limited Partnership and
                     Diversicare Incorporated, an Ontario corporation, as amended, as assigned effective October 1, 1991, to Diversicare Management
                     Services Co., with consent of Diversicare VI Limited Partnership
                     (incorporated by reference to Exhibit 10.34 to the Company's
                     Registration Statement No. 33-76150 on Form S-1).

     10.27      --   Management Agreement dated August 24, 1981, between Americare
                     Corporation and Diversicare Corporation of America, as assigned to Diversicare Management Services Co., with consent of Americare
                     Corporation (incorporated by reference to Exhibit 10.36 to the
                     Company's Registration Statement No. 33-76150 on Form S-1).

     10.28      --   Management Agreement between Counsel Healthcare Assets, Inc., an
                     Ontario corporation and Counsel Nursing Properties, Inc. dated
                     April 30, 1994, as assigned effective May 10, 1994,  to
                     Diversicare Canada Management Services Co., Inc (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form
                     10-K for the fiscal year ended December 31, 1994).

     10.29      --   Lease Agreement between Spring Hill Medical, Inc. and First
                     American HealthCare, Inc. dated February 1, 1994 (incorporated by reference to  Exhibit 10.38  to the  Company's Registration
                     Statement No. 33-76150 on Form S-1).

     10.30      --   Lease Agreement, as amended, between Bryson Hill Associates of
                     Alabama, Inc. and Estates Nursing Homes, Inc. dated June 15,
                     1984, as assigned effective May 10, 1994, to Diversicare Leasing
                     Corp. (incorporated by reference to Exhibit 10.39 to the
                     Company's Registration Statement No. 33-76150 on Form S-1).

     10.31      --   Lease Agreement between HealthCare Ventures and Wessex Care
                     Corporation dated October 23, 1989, as assigned effective May 10,
                     1994, to Diversicare  Leasing Corp. (incorporated by reference to
                     Exhibit 10.40 to the Company's Registration Statement No. 33-
                     76150 on Form S-1).



    EXHIBIT
    NUMBER                              DESCRIPTION OF EXHIBITS
    ------                              -----------------------
     10.32      --   Lease Agreement between Osborne & Wilson Development Corp., Inc.
                     and Diversicare Corporation of America dated July 7, 1989, as assigned effective May 10, 1994, to Diversicare Leasing Corp.
                     (incorporated by reference to Exhibit 10.41 to the Company's
                     Registration Statement No. 33-76150 on Form S-1).

     10.33      --   Florida Lease Agreement between Counsel Nursing Properties, Inc.
                     and Diversicare Leasing Corp. dated May 10, 1994 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form
                     10-K for the fiscal year ended December 31, 1994).

     10.34      --   Lease Agreement between Counsel Nursing Properties, Inc. and
                     Diversicare Leasing Corp. dated May 10, 1994 (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form
                     10-K for the fiscal year ended December 31, 1994).

     10.35      --   Underwriting Agreement dated May 10, 1994, by and among NatWest
                     Securities Limited, J.C. Bradford & Co., Raymond James &
                     Associates, Inc., Advocat Inc., Counsel Nursing Properties, Inc.,
                     Diversicare Inc. and Counsel Healthcare Assets Inc. regarding
                     4,750,000 shares of Common Stock of Advocat Inc. (incorporated by reference to Exhibit 1 to the Company's Registration Statement
                     No. 33-76150 on Form S-1).

     10.36      --   Letter  Agreement dated November 23, 1994, among Advocat Inc.,
                     Omega Healthcare Investors, Inc., Sterling Health Care Centers,
                     Inc. and E.B. Lowman, II (incorporated by reference to Exhibit
                     10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

     10.37      --   Assignment and Assumption  Agreement of Master  Lease dated
                     September 1, 1995, between Sterling Health Care Management, Inc.,
                     Diversicare Leasing Corp. and Sterling Acquisition Corp
                     (incorporated by reference to Exhibit 10.1 to the Company's
                     Quarterly Report on Form 10-Q for the quarterly period ended
                     September 30, 1995).

     10.38      --   Master Lease dated December 1, 1994, between Sterling Health Care
                     Management, Inc. and Sterling Acquisition Corp (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on
                     Form 10-Q for the quarterly period ended September 30, 1995).



    EXHIBIT
    NUMBER                              DESCRIPTION OF EXHIBITS
    ------                              -----------------------

     10.39      --   Assignment and Assumption Agreement of Master Sublease dated
                     September 1, 1995, between Sterling Health Care Management, Inc.,
                     Diversicare Leasing Corp. and O S Leasing Company (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on
                     Form 10-Q for the quarterly period ended September 30, 1995).

     10.40      --   Master Sublease dated December 1, 1994, between Sterling Health
                     Care Management, Inc. and O S Leasing Company (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on
                     Form 10-Q for the quarterly period ended September 30, 1995).

     10.41      --   Letter of Credit Agreement dated September 1, 1995, between Omega
                     Health Care Investors, Inc., Sterling Acquisition Corp., Sterling
                     Acquisition Corp II, O S Leasing Company and Diversicare Leasing
                     Corp (incorporated by reference to Exhibit 10.5 to the Company's
                     Quarterly Report on Form 10-Q for the quarterly period ended
                     September 30, 1995).

     10.42      --   Advocat Inc. Guaranty dated September 1, 1995, in favor of Omega
                     Health Care Investors, Inc., Sterling Acquisition Corp., Sterling
                     Acquisition Corp. II and O S Leasing Company (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on
                     Form 10-Q for the quarterly period ended September 30, 1995).

     10.43      --   Management Agreement between Diversicare Management Services Co.
                     and Emerald-Cedar Hill, Inc. dated February 20, 1996
                     (incorporated by reference to Exhibit 10.43 to the Company's
                     Annual Report on Form 10-K for the fiscal year ended December 31,
                     1995).

     10.44      --   Management Agreement between Diversicare Management Services Co.
                     and Emerald-Golfcrest, Inc. dated February 20, 1996
                     (incorporated by reference to Exhibit 10.44 to the Company's
                     Annual Report on Form 10-K for the fiscal year ended December 31,
                     1995).

     10.45      --   Management Agreement between Diversicare Management Services Co.
                     and Emerald-Golfview, Inc. dated February 20, 1996 (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on
                     Form 10-K for the fiscal year ended December 31, 1995).


    EXHIBIT
    NUMBER                              DESCRIPTION OF EXHIBITS
    ------                              -----------------------
     10.46      --   Management Agreement between Diversicare Management Services Co.
                     and Emerald-Southern Pines, Inc.  dated February 20,  1996
                     (incorporated by reference to Exhibit 10.46 to the Company's
                     Annual Report on Form 10-K for the fiscal year ended December 31,
                     1995).

     10.47      --   Loan Agreement between Omega Healthcare Investors, Inc.  and
                     Diversicare Leasing Corp., d/b/a Good Samaritan Nursing Home,
                     dated February 20, 1996 (incorporated by reference to Exhibit
                     10.47 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

     10.48      --   Short Term Note by Diversicare Leasing Corp. to Omega Healthcare
                     Investors, Inc. dated February 20, 1996 (incorporated by
                     reference to Exhibit 10.48 to the Company's Annual Report on Form
                     10-K for the fiscal year ended December 31, 1995).

     10.49      --   Advocat Inc. Guaranty in favor of Omega Healthcare Investors,
                     Inc. dated February 20, 1996 (incorporated by reference to
                     Exhibit 10.49 to the Company's Annual Report on Form 10-K for the
                     fiscal year ended December 31, 1995).

     10.50      --   First Amendment to Credit and Security Agreement dated November
                     28, 1995, between NationsBank of Tennessee, N.A., Advocat Inc.
                     and the Subsidiaries (as defined) (incorporated by reference to
                     Exhibit 10.50 to the Company's Annual Report on Form 10-K for the
                     fiscal year ended December 31, 1995).

     10.51      --   Second Amendment to Credit and Security Agreement dated December
                     1, 1995, between NationsBank of Tennessee, N.A., Advocat Inc. and the Subsidiaries (as defined) (incorporated by reference to
                     Exhibit 10.51 to the Company's Annual Report on Form 10-K for the
                     fiscal year ended December 31, 1995).

     10.52      --   Third Amendment  to Credit and Security Agreement dated December
                     1, 1995, between NationsBank of Tennessee, N.A., Advocat Inc. and the Subsidiaries (as defined) (incorporated by reference to
                     Exhibit 10.52 to the Company's Annual Report on Form 10-K for the
                     fiscal year ended December 31, 1995).

     10.53      --   Fourth Amendment to Credit and Security Agreement dated April 1,
                     1996, between NationsBank of Tennessee, N.A., Advocat Inc. and the Subsidiaries (as defined).



    EXHIBIT
    NUMBER                              DESCRIPTION OF EXHIBITS
    ------                              -----------------------
    10.54       --   Fifth Amendment to Credit and Security Agreement dated May 1,
                     1996, between NationsBank of Tennessee, N.A., Advocat Inc. and the Subsidiaries (as defined).

    21          --   Subsidiaries of the Registrant (incorporated by reference to
                     Exhibit 21 to the Company's Annual Report on Form 10-K for the
                     fiscal year ended December 31, 1994).

    27          --   Financial Data Schedule (for SEC use only).