Form 10-Q
period 1996-06-30
ADVOCAT INC
filed 1996-08-13
CIK 919956

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

CHECK ONE:

   [X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED:   JUNE 30, 1996
                                                     ---------------

                                       OR
   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSACTION PERIOD FROM _________ TO _________.

COMMISSION FILE NO.:        1-12996
                            -------

                                  ADVOCAT INC.
             -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                   62-1559667
- ---------------------------------             ---------------------------------
 (STATE OR OTHER JURISDICTION OF              (IRS EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)


            277 MALLORY STATION ROAD, SUITE 130, FRANKLIN, TN      37067
           --------------------------------------------------------------
               ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

                                 (615) 771-7575
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                                   5,315,822
    -----------------------------------------------------------------------
    (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF AUGUST 12, 1996)

                         PART I.  FINANCIAL INFORMATION

ITEM 1  -  FINANCIAL STATEMENTS

                                  ADVOCAT INC.
                      INTERIM CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS, UNAUDITED)




                                               JUNE 30,          DECEMBER 31,
                                                 1996               1995
                                               --------          ------------
CURRENT ASSETS:
  Cash and cash equivalents                    $ 1,479             $ 1,076
  Accounts receivable, less
     allowance for contractual
     adjustments and doubtful
     accounts of $1,823 and
     $2,082, respectively                       22,447              19,566
  Income taxes receivable                           63                 304
  Inventories                                      541                 508
  Prepaid expenses and other                     1,932               1,649
  Deferred income taxes                          1,169                 974
                                               -------             -------
            Total current assets                27,631              24,077
                                               -------             -------

PROPERTY AND EQUIPMENT, at cost                 37,701              29,677
  Less accumulated depreciation
       and amortization                         (8,619)             (7,659)
                                               -------             -------
            Net property and equipment          29,082              22,018
                                               -------             -------

OTHER ASSETS:
  Deferred tax benefit                           7,572               8,224
  Deferred financing and other costs, net        1,124                 855
  Other                                          2,083               1,922
                                               -------             -------
            Total other assets                  10,779              11,001
                                               -------             -------

                                               $67,492             $57,096
                                               =======             =======



                                  (Continued)

                                  ADVOCAT INC.

                      INTERIM CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS, UNAUDITED)
                                  (CONTINUED)


                                                   JUNE 30,     DECEMBER 31,
                                                     1996           1995
                                                   --------     ------------
CURRENT LIABILITIES:
  Current portion of long-term debt                $ 4,262         $ 3,926
  Trade accounts payable                             8,203           6,881
  Accrued expenses:
       Payroll and related benefits                  3,904           3,754
       Worker's compensation                         1,329           1,225
       Other                                         1,514           1,565
                                                   -------         -------
            Total current liabilities               19,212          17,351
                                                   -------         -------

NONCURRENT LIABILITIES:
  Long-term debt less current portion               18,592          11,063
  Deferred gains with respect to leases, net         4,229           4,502
  Advances from TDLP                                   111             859
  Other                                                895             884
                                                   -------         -------
            Total noncurrent liabilities            23,827          17,308
                                                   -------         -------

COMMITMENTS, CONTINGENCIES, AND
       GUARANTEE

SHAREHOLDERS' EQUITY:
  Preferred stock, authorized 1,000,000 shares,
       $.10 par value, none issued and outstanding     -0-             -0-
  Common stock, authorized 20,000,000 shares,
       $.01 par value 5,295,000, and 5,288,000 shares
       issued and outstanding at June 30, 1996 and
       December 31, 1995, respectively                  53              53
  Paid-in capital                                   14,939          14,875
  Retained earnings                                  9,461           7,509
                                                   -------         -------
            Total shareholders' equity              24,453          22,437
                                                   -------         -------

                                                   $67,492         $57,096
                                                   =======         =======


The accompanying notes to interim combined financial statements are an integral part of these interim consolidated balance sheets.

                                  ADVOCAT INC.

                   INTERIM CONSOLIDATED STATEMENTS OF INCOME
            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, AND UNAUDITED)


                                     THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                      1996               1995                     1996                1995
                                     -------            -------                  -------             -------
REVENUES:
     Patient revenues                $38,772            $32,565                  $77,097             $64,102
     Management fees                     965                884                    2,137               1,777
     Interest                             39                 60                       75                 121
                                     -------            -------                  -------             -------
         Net revenues                 39,776             33,509                   79,309              66,000
                                     -------            -------                  -------             -------

 EXPENSES:
    Operating                         31,670             25,880                   63,278              50,907
    Lease                              3,511              3,349                    7,074               6,728
    General and administrative         2,088              1,941                    4,209               3,861
    Depreciation and amortization        523                329                    1,033                 697
    Interest                             341                178                      667                 349
                                     -------            -------                  -------             -------
         Total expenses               38,133             31,677                   76,261              62,542
                                     -------            -------                  -------             -------

INCOME BEFORE INCOME TAXES             1,643              1,832                    3,048              3,458

PROVISION FOR INCOME TAXES               592                659                    1,097              1,245
                                     -------            -------                  -------            -------

NET INCOME                             1,051              1,173                    1,951              2,213
                                     =======            =======                  =======            =======

AVERAGE NUMBER OF COMMON
     AND COMMON EQUIVALENT
     SHARES OUTSTANDING (Note 3)
                                       5,338              5,322                    5,331              5,317
                                     =======            =======                  =======            =======

EARNINGS PER SHARE (Note 3)
                                     $   .20            $   .22                  $   .37            $   .42
                                     =======            =======                  =======            =======




The accompanying notes to interim financial statements are an integral part of these interim consolidated financial statements.

                                  ADVOCAT INC.

                        INTERIM STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)


                                                                          Six Months Ended June 30,
                                                                            1996             1995
                                                                         -------            -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $ 1,951            $ 2,213
  Adjustments to reconcile net income to net
     cash provided from operating activities:
       Depreciation and amortization                                       1,032                464
       Provision for doubtful accounts                                       740                556
       Equity earnings in joint ventures                                     (20)               (15)
       Amortization of deferred credits                                     (533)              (378)
       Deferred income taxes                                                 457                267
  Change in assets and liabilities:
       Receivables, net                                                   (2,705)            (2,258)
       Inventories                                                           (32)               (14)
       Prepaid expenses and other                                           (416)              (893)
       Trade accounts payable and accrued expenses                         1,518                468
       Current taxes                                                         240                -0-
       Other                                                                (110)               (31)
                                                                         -------            -------
            Net cash provided from operating activities                    2,122                379
                                                                         -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net                                  (847)            (1,351)
  Issuance of mortgage receivable                                            -0-               (792)
  Acquisitions, net                                                       (5,381)               -0-
  Pre-opening and other costs                                               (384)             (190)
  Proceeds from TDLP transaction                                              47                 42
  Investment in joint venture                                                -0-               (264)
  Distributions from joint ventures                                            8                  2
                                                                         -------            -------
       Net cash used in investing activities                              (6,557)            (2,553)
                                                                         -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt obligations                                           4,975                137
  Repayment of debt obligations                                             (274)              (225)
  Advances to TDLP                                                          (682)              (151)
  Financing costs                                                            (36)               -0-
  Net proceeds from bank line of credit                                    1,575                -0-
  Proceeds from sale of common stock                                          63                143
  Advances (to) from lessor                                                 (783)               612
                                                                         -------            -------
       Net cash provided from financing activities                       $ 4,838            $   516
                                                                         -------            -------

                                  (Continued)

                                  ADVOCAT INC.

                        INTERIM STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)
                                  (CONTINUED)



                                                                        Six Months Ended June 30,
                                                                         1996                1995
                                                                        -------            ---------
INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                        $   403            $ (1,658)

CASH AND CASH EQUIVALENTS, beginning of period                            1,076               3,136
                                                                        -------            --------

CASH AND CASH EQUIVALENTS, end of period                                $ 1,479            $  1,478
                                                                        =======            ========


SUPPLEMENTAL INFORMATION:
       Cash payments of interest                                        $   587            $    108
                                                                        =======            ========

       Cash payments of income taxes                                    $   383            $  1,261
                                                                        =======            ========


Advocat received benefit plan deposits and recorded benefit plan liabilities of $100,000 and $96,000 in the six month periods ended June 30, 1996 and 1995, respectively.

In the period ended June 30, 1996, Advocat assumed debt of $1,592,000 in connection with an acquisition.





The accompanying notes to interim financial statements are an integral part of these interim consolidated financial statements.

                                  ADVOCAT INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1996 AND 1995


1.      ORGANIZATION AND BACKGROUND:

        Advocat Inc. (together with its subsidiaries, "Advocat" or the "Company") commenced operations with an initial public offering of its common stock on May 10, 1994. The Company is a provider of long-term care services operating nursing homes and retirement centers in the United States and Canada.

        Advocat's operational history can be traced to February 1980 through common senior management involved in different organizational structures. As of June 30, 1996, the Company operates 86 facilities comprised of 64 nursing homes containing 7,308 licensed beds and 22 retirement centers containing 2,446 units. The Company owns six nursing homes, acts as lessee with respect to 38 of the nursing homes it operates, and acts as manager with respect to the remaining 20 nursing homes. The Company owns one retirement center, acts as lessee with respect to seven of the retirement centers that it operates, and acts as manager of the remaining 14 retirement centers.
        Geographically, 53 of the Company's nursing homes are located in the United States and 11 are located in Canada, while 20 of the Company's 22 retirement centers are located in Canada. The foregoing facility data includes two United States nursing homes acquired June 30, 1996, totaling 216 licensed beds. The Company's facilities provide a range of health care services to their residents. In addition to the nursing and social services usually provided in the long-term care facilities, the Company offers a variety of rehabilitative, nutritional, respiratory, and other specialized ancillary services. The Company operates facilities in Alabama, Arkansas, Florida, Kentucky, Ohio, Tennessee, Texas, West Virginia, and the Canadian provinces of Ontario and British Columbia.

2.      BASIS OF FINANCIAL STATEMENTS

        The interim financial statements for the three and six month periods ended June 30, 1996 and 1995, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim combined financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position at June 30, 1996 and December 31, 1995 and the results of operations for the three and six month periods ended June 30, 1996 and 1995, and the cash flows for the six month periods ended June 30, 1996 and 1995. Certain items have been reclassified in the 1995 financial statements to conform to the 1996 presentation.

        The results of operations for the three and six month periods ended June 30, 1996 and 1995 are not necessarily indicative of the operating results for the entire respective years. These interim financial statements should be read in connection with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

3.      EARNINGS PER SHARE

        Earnings per share is based on the weighted average number of the Company's common and common equivalent shares outstanding that pertain to the respective operations included in each period and is calculated as follows:

                                                  THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                     1996             1995             1996            1995
                                                  ----------        ----------      ----------      ----------
        Weighted average shares:
            Average shares outstanding             5,294,000         5,256,000       5,292,000       5,253,000

            Common stock equivalents --
                  Employee stock purchase plan        20,000            20,000          18,000          18,000

                  Options, conversion assumed
                    under the treasury stock
                    method                            24,000            46,000          21,000          46,000
                                                  ----------        ----------       ---------      ----------

        Common and common equivalent
          shares outstanding                       5,338,000         5,322,000       5,331,000       5,317,000
                                                  ==========        ==========      ==========      ==========

        Net income                                $1,051,000        $1,173,000      $1,951,000      $2,213,000
                                                  ==========        ==========      ==========      ==========

        Earnings per share                        $      .20        $      .22      $      .37      $      .42
                                                  ==========        ==========      ==========      ==========



4.      ACQUISITIONS

        During the six months ended June 30, 1996, the Company completed the acquisition of three nursing facilities totaling 276 licensed beds. The aggregate purchase price of $7.0 million was financed with cash of approximately $400,000, debt issued in the amount of $5.0 million, and assumed indebtedness of $1.6 million. Two of the three facilities totaling 216 licensed beds were acquired effective June 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

        Advocat Inc. (together with its subsidiaries, "Advocat" or the "Company") commenced operations with an initial public offering of its common
stock on May 10, 1994.  The Company is a provider of long-   term care services
operating nursing homes and retirement centers in the United States and Canada.

        Advocat's operational history can be traced to February 1980 through common senior management involved in different organizational structures. As of June 30, 1996, the Company operates 86 facilities comprised of 64 nursing homes containing 7,308 licensed beds and 22 retirement centers containing 2,446 units. The Company owns six nursing homes, acts as lessee with respect to 38 of the nursing homes it operates, and acts as manager with respect to the remaining 20 nursing homes. The Company owns one retirement center, acts as lessee with respect to seven of the retirement centers that it operates, and acts as manager of the remaining 14 retirement centers. Geographically, 53 of the Company's nursing homes are located in the United States and 11 are located in Canada, while 20 of the Company's 22 retirement centers are located in Canada. The foregoing facility data includes two United States nursing homes acquired June 30, 1996, totaling 216 licensed beds. The Company's facilities provide a range of health care services to their residents. In addition to the nursing and social services usually provided in the long-term care facilities, the Company offers a variety of rehabilitative, nutritional, respiratory, and other specialized ancillary services. The Company operates facilities in Alabama, Arkansas, Florida, Kentucky, Ohio, Tennessee, Texas, West Virginia, and the Canadian provinces of Ontario and British Columbia.

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

RESULTS OF OPERATIONS

        The following tables present the unaudited interim statements of income data for the three and six month periods ended June 30, 1996 and 1995, and set forth this data as a percentage of revenues for the same periods.

                (IN THOUSANDS)                       THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                        1996             1995             1996           1995
                                                      --------         -------          -------       --------
REVENUES:
        Patient revenues                              $38,772          $32,565          $77,097       $64,102
        Management fees                                   965              884            2,137         1,777
        Interest                                           39               60               75           121
                                                      -------         -------           -------       -------
                 Net revenues                          39,776           33,509           79,309        66,000
                                                      -------         -------           -------       -------
EXPENSES:
        Operating                                      31,670           25,880           63,278        50,907
        Lease                                           3,511            3,349            7,074         6,728
        General and administrative                      2,088            1,941            4,209         3,861
        Depreciation and amortization                     523             329             1,033           697
        Interest                                          341             178               667           349
                                                      -------         -------           -------       -------
                 Total expenses                        38,133          31,677            76,261        62,542
                                                      -------         -------           -------       -------
INCOME BEFORE INCOME TAXES                              1,643           1,832             3,048         3,458
PROVISION FOR INCOME TAXES                                592             659             1,097         1,245
                                                      -------         -------           -------       -------
NET INCOME                                            $ 1,051         $ 1,173           $ 1,951       $ 2,213
                                                      =======         ========          =======       =======

PERCENTAGE OF NET REVENUES

                (IN THOUSANDS)                       THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                       1996              1995           1996             1995
                                                     --------         ---------      ---------        --------
REVENUES:
        Patient revenues                               97.5%           97.2%           97.2%          97.1%
        Management fees                                 2.4             2.6             2.7            2.7
        Interest                                        0.1             0.2             0.1            0.2
                                                      -----           -----           -----          -----
                Net revenues                          100.0%          100.0%          100.0%         100.0%
                                                      -----           -----           -----          -----

EXPENSES:
        Operating                                      79.7            77.2            79.8           77.1
        Lease                                           8.8            10.0             8.9           10.2
        General and administrative                      5.2             5.8             5.3            5.9
        Depreciation and amortization                   1.3             1.0             1.3            1.1
        Interest                                        0.9             0.5             0.8            0.5
                                                      -----           -----           -----          -----
                Total expenses                         95.9            94.5            96.1           94.8
                                                      -----           -----           -----          -----

INCOME BEFORE INCOME TAXES                              4.1             5.5             3.9            5.2

PROVISION FOR INCOME TAXES                              1.5             2.0             1.4            1.9
                                                      -----           -----           -----          -----
NET INCOME                                              2.6%            3.5%            2.5%           3.3%
                                                      =====           =====           =====          =====


        As of June 30, 1996, the Company operates 86 facilities comprised of 64 nursing homes containing 7,308 licensed beds and 22 retirement centers containing 2,446 units. In comparison, as of June 30, 1995, the Company operated 66 nursing homes containing 7,425 licensed beds and 20 retirement centers containing 2,335 units. Since January 1, 1995, the Company has begun operating for its own account seven homes, three of which it previously managed, totaling 556 nursing home beds and 109 retirement center units. The operations of these facilities have a significant impact on the comparability of the 1996 and 1995 periods. In the following discussion, these homes are collectively referred to as the "New Homes." All but 169 of the New Home beds/units were counted in the portfolio at June 30, 1995.

        THREE MONTHS ENDED JUNE 30  -  1996 COMPARED WITH 1995

        Revenues. Net revenues increased to $39.8 million in 1996 from $33.5 million in 1995, an increase of $6.3 million, or 19%. Patient revenues increased to $38.8 million in 1996 from $32.6 million in 1995, an increase of $6.2 million, or 19%. Of this increase, $2.8 million is attributable to the New Homes. Ancillary service revenues, prior to contractual allowances, increased to $14.5 million in 1996 from $8.3 million in 1995, an increase of $6.2 million or 75%. The increase in patient revenues is also impacted by normal inflationary increases and a small decrease in patient days of 0.5% among the homes operating for at least one year. Management fee revenues increased by $80,000, or 9%. The increase is primarily due to $100,000 in consulting fees earned with respect to the development of one of the New Homes. The Company anticipates an additional $100,000 in such revenues in the third quarter after which time no further such revenues are anticipated. The increase in ancillary revenues and the completion in 1995 of the certification of all of the Company's beds for participation under the Medicare program have resulted in continued improvement in the quality mix of the Company's revenues. As a percent of net patient revenues, Medicare improved to 26.9% in 1996 from 19.2% in 1995 while Medicaid decreased to 55.4% in 1996 from 60.3% in 1995. While Medicare utilization has increased, the Company has experienced rate increases below historical norms in the Medicaid programs in the states of Alabama and Florida. The Company anticipates that it is likely states will continue to seek ways to depress the rate of growth in Medicaid program costs.

        Operating Expense. Operating expense increased to $31.7 million in 1996 from $25.9 million in 1995, an increase of $5.8 million, or 22%. As a percent of net revenues, operating expense increased to 79.7% in 1996 from 77.2% in 1995. Of this increase, $2.3 million is attributable to the New Homes. The remaining increase is primarily attributable to an increase in the provision of ancillary services to Medicare patients. As ancillary services have increased, the supply costs related to the provision of such services have increased correspondingly. In addition, the Company's operating margin has declined due to reduced average census, cost containment measures in Medicaid programs, difficulty in achieving expense reductions in certain homes, and growth in the Company's medical supply distribution business, which generates a lower operating margin. Wages increased to $14.2 million in 1996 from $12.4 million in 1995, an increase of $1.8 million, or 15%. Of this increase, $1.2 million is attributable to the New Homes. A portion of the remaining increase in wages is offset by reduced costs associated with less utilization of temporary nursing services and reduced contracted housekeeping and laundry services. The Company's wage increases are generally in line with inflation. Among homes in operation for at least one year, the Company has experienced increased general and other insurance costs of $444,000. While the Company's operating margin has declined year to year, the margin has improved from that of the fourth quarter of 1995. This is reflective of benefits realized from expense control programs implemented in the Company's various operating regions. Additionally, the Company has noted an improvement in occupancy in the latter part of the second quarter and continuing into the third quarter. The improvements are encouraging, but neither their continuance nor their positive impact to the Company's operations can be assured.

        Lease Expense. Lease expense increased to $3.5 million in 1996 from $3.3 million in 1995, an increase of $163,000, or 5%. Of this increase, $122,000 is attributable to the New Homes, and the remainder is primarily attributable to inflationary increases included in the terms of a majority of the Company's operating leases.

        General and Administrative Expense. General and administrative expense increased to $2.1 million in 1996 from $1.9 million in 1995, an increase of $138,000, or 7%. The increase is primarily attributable to the expense of new positions added to service the Company's expanded operations. As a percent of total net revenues, general and administrative expenses declined from 5.8% in 1995 to 5.2% in 1996, reflective of spreading the Company's overhead costs over a wider base of operations.

        Depreciation and Amortization. Depreciation and amortization expenses increased to $523,000 in 1996 from $329,000 in 1995, an increase of $194,000, or 59%.  Approximately $105,000 of the increase is associated with the New
Homes.

        Interest Expense. Interest expense increased to $341,000 in 1996 from $178,000 in 1995, an increase of $163,000, or 92%. Approximately $126,000 of the increase is attributable to indebtedness related to the New Homes with the remainder of the increase primarily attributable to increased borrowings under the Company's working capital line of credit.

        Income Before Income Taxes; Net Income; Earnings Per Share. As a result of the above, income before income taxes was $1.6 million in 1996 as compared with $1.8 million in 1995, a decrease of $190,000, or 10%. The effective combined federal, state and provincial income tax rate was 36% in both 1996 and 1995. Net income was $1.1 million in 1996 as compared with $1.2 million in 1995, a decrease of $121,000, and earnings per share was $.20 was compared with $.22.

        SIX MONTHS ENDED JUNE 30  -  1996 COMPARED WITH 1995

        Revenues. Net revenues increased to $79.3 million in 1996 from $66.0 million in 1995, an increase of $13.3 million, or 20%. Patient revenues increased to $77.1 million in 1996 from $64.1 million in 1995, an increase of $13.0 million, or 20%. Of this increase, $5.5 million is attributable to the New Homes. Ancillary service revenues, prior to contractual allowances, increased to $29.2 million in 1996 from $15.8 million in 1995, an increase of $13.4 million or 85%. The increase in patient revenues is also impacted by normal inflationary increases and a small decrease in patient days of 0.6% among the homes operating for at least
one year.  Management fee revenues increased by $361,000, or 20%.   The
increase is primarily due to $400,000 in consulting fees earned with respect to the development of three of the New Homes. The Company anticipates an additional $100,000 in such revenues in the third quarter after which time no further such revenues are anticipated. The increase in ancillary revenues and the completion in 1995 of the certification of all of the Company's beds for participation under the Medicare program have resulted in continued improvement in the quality mix of the Company's revenues. As a percent of net patient revenues, Medicare improved to 26.4% in 1996 from 18.4% in 1995 while Medicaid decreased to 55.4% in 1996 from 60.5% in 1995. While Medicare utilization has increased, the Company has experienced rate increases below historical norms in the Medicaid programs in the states of Alabama and Florida. The Company anticipates that it is likely states will continue to seek ways to depress the rate of growth in Medicaid program costs.

        Operating Expense. Operating expense increased to $63.3 million in 1996 from $50.9 million in 1995, an increase of $12.4 million, or 24%. As a percent of net revenues, operating expense increased to 79.8% in 1996 from 77.1% in 1995. Of this increase, $4.6 million is attributable to the New Homes. The remaining increase is primarily attributable to an increase in the provision of ancillary services to Medicare patients. As ancillary services have increased, the supply costs related to the provision of such services have increased correspondingly. In addition, the Company's operating margin has declined due to reduced average census, cost containment measures in Medicaid programs, difficulty in achieving expense reductions in certain homes, and growth in the Company's medical supply distribution business, which generates a lower operating margin. Wages increased to $28.1 million in 1996 from $24.3 million in 1995, an increase of $3.8 million, or 16%. Of this increase, $2.1 million is attributable to the New Homes. A portion of the remaining increase in wages is offset by reduced costs associated with less utilization of temporary nursing services and reduced contracted housekeeping and laundry services. The Company's wage increases are generally in line with inflation. Among homes in operation for at least one year, the Company has experienced increased general and employee health insurance costs of $643,000. This is partially offset by a decrease in worker's compensation expense of $65,000.

        Lease Expense. Lease expense increased to $7.1 million in 1996 from $6.7 million in 1995, an increase of $346,000, or 5%. Of this increase, $268,000 is attributable to the New Homes, and the remainder is primarily attributable to inflationary increases included in the terms of a majority of the Company's operating leases.

        General and Administrative Expense. General and administrative expense increased to $4.2 million in 1996 from $3.9 million in 1995, an increase of $348,000, or 9%. The increase is primarily attributable to the expense of new positions added to service the Company's expanded operations. As a percent of total net revenues, general and administrative expenses declined from 5.9% in 1995 to 5.3% in 1996, reflective of spreading the Company's overhead costs over a wider base of operations.

        Depreciation and Amortization. Depreciation and amortization expenses increased to $1,032,000 in 1996 from $697,000 in 1995, an increase of $335,000, or 48%.  Approximately $208,000 of the increase is associated with the New
Homes.

        Interest Expense. Interest expense increased to $667,000 in 1996 from $349,000 in 1995, an increase of $318,000, or 91%. Approximately $251,000 of the increase is attributable to indebtedness related to the New Homes with the remainder of the increase primarily attributable to increased borrowings under the Company's working capital line of credit.

        Income Before Income Taxes; Net Income; Earnings Per Share. As a result of the above, income before income taxes was $3.1 million in 1996 as compared with $3.5 million in 1995, a decrease of $410,000, or 12%. The effective combined federal, state and provincial income tax rate was 36% in both 1996 and 1995. Net income was $2.0 million in 1996 as compared with $2.2 million in 1995, a decrease of $262,000, and earnings per share was $.36 was compared with $.42.

        LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 1996, the Company's working capital was $8.4 million as compared with $6.7 million at December 31, 1995. The current ratio was 1.4 at both dates.

        Net cash provided from operating activities totaled $2.1 million and $379,000 in 1996 and 1995, respectively. These amounts primarily represent the cash flows from income plus depreciation and amortization along with the changes in working capital components.

        Net cash used in investing activities totaled $6.6 million and $2.6 million in 1996 and 1995, respectively. These amounts primarily represent capital expenditures for equipment for and improvements to the Company's existing facilities, acquisitions in 1996, and, in 1995, an investment in a Canadian joint venture managed by the Company. The Company and its predecessor business have used between $1.7 million and $3.0 million for capital expenditures for facility improvements and equipment in each of the last three
calendar years.   Such expenditures were financed through working capital.  The
Company anticipates that such expenditures for its existing facility operations will be approximately $2.0 million for the year ended December 31, 1996.

        Net cash provided from financing activities totaled $4.8 million and $516,000 in 1996 and 1995, respectively. The net cash used in financing activities primarily represents proceeds from and repayment of long-term debt, advances to TDLP, advances to and from a lessor, and, in 1996, net proceeds under the Company's bank line of credit.

        At June 30, 1996, the Company had total debt outstanding of $22.9 million of which $13.2 million was principally mortgage debt bearing interest at rates currently ranging from 8.0% to 11.0%. The Company's remaining debt
was drawn under its $17.5 million credit line.   The  credit  line  had  an
initial term through May 1, 1996 and has been extended through September 1, 1996. The credit line includes $10.0 million designated for use in making acquisitions of long-term care facilities and $7.5 million for working capital purposes. Through June 30, 1996, the Company had drawn $6.1 million under its acquisition credit line. Amounts drawn under the acquisition credit line may be converted to a three-year term loan effective with the end of the initial term. At June 30, 1996, the Company had drawn $2.3 million and had $5.2 million in letters of credit outstanding under this working capital credit line. Amounts drawn under the credit line bear interest, at the Company's option, at either the lead bank's prime rate or 2% above the London Interbank Offered Rate ("LIBOR"). Amounts drawn under the credit line are secured generally by certain accounts receivable and substantially all other assets of the Company as well as by any assets acquired with funds drawn under the acquisition credit line. The Company has agreed to comply with certain covenants, including financial covenants with respect to maintaining current ratio, net working capital, coverage of fixed charges, tangible net worth, and earnings levels as defined in the line of credit agreement. Additionally, the Company may not declare dividends during the term of the agreement.

        In December 1995, the Company received a temporary increase (the "Overline") in the maximum amount available to be drawn under the line of credit facility. The Company has the ability to draw additional working capital up to $2.6 million through September 1, 1996. As of June 30, 1996, the Company had drawn $1.3 million under the Overline; through August 12, 1996, the amount drawn had increased to $2.0 million.

        The Company has secured a commitment for a new credit facility and plans to exercise its privileges thereunder to restructure and consolidate its indebtedness during the third quarter. The new credit facility, which has a term of three years, is for a total of $50 million and is divided into two components: a $10 million revolving credit facility and a $40 million acquisition line of credit. Funds drawn under the revolving credit facility will be subject to a defined borrowing base and will bear interest (at the Company's option) of either prime or LIBOR plus 2.5%. Funds drawn under the acquisition line will have defined limits in relation to the appraised values (generally 85%) and debt service ratios of the facilities financed thereunder. These components will also determine the applicable interest rate, which will vary (at the Company's option) in relation to either the prime rate or LIBOR. Amounts drawn under the $50 million credit facility will be secured generally by certain accounts receivable and substantially all other assets of the Company as well as by any assets acquired with funds drawn under the acquisition credit line. The Company has agreed to comply with certain covenants, including financial covenants with respect to maintaining current ratio, net working capital, coverage of fixed charges, tangible net worth, and earnings levels as defined in the credit facility agreements.

        The Company has received a commitment for permanent financing with respect to a Canadian facility purchased in December 1995. The Company expects to replace the $1.1 million short-term promissory note with the proceeds under the anticipated mortgage during the latter part of 1996. The outstanding balance has been classified as long-term as of June 30, 1996.

        Based upon the operations of the Company, management believes that available cash and funds generated from operations, as well as amounts available through its banking relationships, will be sufficient for the Company to satisfy its capital expenditures, working capital, and debt requirements for the next 12 months. The Company intends to satisfy the capital requirements for its acquisition activities from among various means, including borrowings from commercial lenders, seller-financed debt, issuance of additional debt, financing obtained from sale and leaseback transaction with real estate investment trusts and, to the extent available, internally generated cash from operations. On a longer-term basis, management believes the Company will be able to satisfy the principal repayment requirements on its indebtedness with a combination of funds generated from operations and from refinancings with existing or new commercial lenders.

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

        Accounts receivable attributable to the provision of patient and resident services at June 30, 1996 and December 31, 1995, totaled $22.3 million and $20.2 million, respectively, representing approximately 52 and 51 days, respectively, in accounts receivable. Accounts receivable from the provision of management services at June 30, 1996 and December 31, 1995, totaled $1.0 million and $0.7 million, respectively, representing approximately 74 and 69 days, respectively, in accounts receivable.

        Accounts receivable at June 30, 1996, includes approximately $800,000 expended in 1996 towards expansions of certain of the Company's leased facilities. The Company funded the improvements as agent for the lessor who reimbursed the advances in July 1996.

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

        Recent Accounting Pronouncements

        In 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company adopted SFAS No. 121 in the first quarter of 1996 and the adoption did not have a material effect on the Company's financial position. Two facilities noted as receiving special attention in the Company's Annual Report on Form 10-K showed improvement in operations in the six months ended June 30, 1996 as compared to the three months ended December 31, 1995.

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



                          PART II -- OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

    (a)   The annual meeting of shareholders was held on May 30, 1996.

    (c)   Matters voted upon at the meeting:

          - Election of Directors:

                                Mary Margaret Hamlett     William H. Lomicka     Allan C. Silber
                                ---------------------     ------------------     ---------------
            For                       4,074,582               4,075,582            4,074,518
            Against                         -0-                     -0-                  -0-
            Withheld                    225,344                 224,344              225,408
            Abstentions                     -0-                     -0-                  -0-
            Non-Voting(1)               993,824                 993,824              993,824
                                      ---------               ---------            ---------
            Eligible Shares           5,293,750               5,293,750            5,293,750
                                      =========               =========            =========

          ---------
          (1) Including broker non-votes.

          - Proposals (a) to amend the Company's 1994 Nonqualified Stock Option Plan for Directors to increase the number of shares of Common
            Stock reserved for issuance from 140,000 shares to 190,000 shares ("Proposal A") and (b) to amend the Company's 1994 Incentive and Nonqualified Stock Option Plan for Key Personnel to increase the number of shares of Common Stock reserved for issuance from 460,000 shares to 610,000 shares ("Proposal B").

                                      Proposal A              Proposal B
                                      ----------              ----------
            For                       3,730,356               3,561,739
            Against                     562,687                 728,754
            Withheld                        -0-                     -0-
            Abstentions                   6,883                   9,433
            Non-Voting(1)               993,824                 993,824
                                      ---------               ---------
            Eligible Shares           5,293,750               5,293,750
                                      =========               =========

          ---------
          (1) Including broker non-votes.


Item 6.   Exhibits and Reports on Form 8-K.

          The Registrant has not filed any reports on Form 8-K during the quarter for which this report is filed.

          The exhibits filed as part of the report on Form 10-Q are listed in the Exhibit Index immediately following the signature page.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             ADVOCAT INC.


August 12, 1996          By: /s/ Mary Margaret Hamlett
                             ----------------------------------------------
                             Mary Margaret Hamlett
                             Principal Financial Officer and Chief Accounting Officer and An Officer Duly Authorized to Sign on Behalf of the Registrant

                                EXHIBIT INDEX


    EXHIBIT
    NUMBER                              DESCRIPTION OF EXHIBITS
    ------                              -----------------------
     2.1        --   Asset Purchase Agreement dated November 30, 1995, among Williams
                     Nursing Homes Inc., d/b/a Afton Oaks Nursing Center, Lynn Mayers,
                     Thomas E. Mayers, and Diversicare Leasing Corp. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on
                     Form 8-K dated November 30, 1995).*

     2.2        --   Purchase Agreement between Diversicare Leasing Corporation and
                     Americare Corporation dated February 20, 1996 (incorporated by reference to Exhibit 2.2 to the Company's Annual Report on Form
                     10-K for the fiscal year ended December 31, 1995).*

     2.3        --   Asset Purchase Agreement among Pinedale Associates, Inc.,
                     Jean May, Carolyn S. Thompson and Diversicare Leasing
                     Corp. dated May 31, 1996.*

     2.4        --   Asset Purchase Agreement between Hartford Health Care,
                     Inc. and Diversicare Leasing Corp. dated May 23, 1996.*

     3.1        --   Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement
                     No. 33-76150 on Form S-1).

     3.2        --   Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 33-76150 on Form S-
                     1).

     3.2        --   Amendment to Articles of Incorporate dated March 23, 1995
                     (incorporated by reference to Exhibit A of Exhibit 1 to Form 8-A filed March 30, 1995).

     4.1        --   Form of Common Stock Certificate (incorporated by reference to
                     Exhibit 4 to the Company's Registration Statement No. 33-76150 on
                     Form S-1).

     4.2        --   Rights Agreement dated March 13, 1995, between the Company and
                     Third National Bank in Nashville (incorporated by reference to
                     Exhibit 1 to the Company's Current Report on Form 8-K dated March
                     13, 1995).

     4.3        --   Summary of Shareholder Rights Plan adopted March 13, 1995
                     (incorporated by reference to Exhibit B of Exhibit 1 to Form 8-A filed March 30, 1995).

     4.4        --   Rights  Agreement of Advocat Inc. dated March 23, 1995
                     (incorporated by reference to Exhibit 1 to Form 8-A filed March
                     30, 1995).



    EXHIBIT
    NUMBER                              DESCRIPTION OF EXHIBITS
    ------                              -----------------------
     10.1       --   Asset Contribution Agreement among Counsel Corporation and
                     Certain of its Direct and Indirect Subsidiaries dated May 10,
                     1994 (incorporated by reference to Exhibit 10.1 to the Company's
                     Annual Report on Form 10-K for the fiscal year ended December 31,
                     1994).

     10.2       --   Asset Contribution Agreement among Diversicare Inc. and Certain of its Direct and Indirect Subsidiaries dated May 10, 1994
                     (incorporated by reference to Exhibit 10.2 to the Company's
                     Annual Report on Form 10-K for the fiscal year ended December 31,
                     1994).

     10.3       --   1994 Incentive and Non-Qualified Stock Plan for Key Personnel
                     (incorporated by reference to Exhibit 10.3 to the Company's
                     Registration Statement No. 33-76150 on Form S-1).

     10.4       --   1994 Non-Qualified Stock Option Plan for Directors (incorporated by reference to Exhibit 10.4 to the Company's Registration
                     Statement No. 33-76150 on Form S-1).

     10.5       --   Master Agreement and Supplemental Executive Retirement Plan
                     (incorporated by reference to Exhibit 10.6 to the Company's
                     Registration Statement No. 33-76150 on Form S-1).

     10.6       --   1994 Employee Stock Purchase Plan (incorporated by reference to
                     Exhibit 10.7 to the Company's Registration Statement No. 33-76150
                     on Form S-1).

     10.7       --   Form of Employment Agreements dated May 10, 1994, between the
                     Registrant and Dr. Birkett, Mr. Richardson and Ms. Hamlett
                     (incorporated by reference to Exhibit 10.8 to the Company's
                     Registration Statement No. 33-76150 on Form S-1).

     10.8       --   Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement
                     No. 33-76150 on Form S-1).

     10.9       --   Master Lease Agreement dated August 14, 1992, between Diversicare
                     Corporation of America and Omega Healthcare Investors, Inc.
                     (incorporated by reference to Exhibit 10.12 to the Company's
                     Registration Statement No. 33-76150 on Form S-1).



    EXHIBIT
    NUMBER                             DESCRIPTION OF EXHIBITS
    ------                             -----------------------
     10.10      --   Consent, Assignment and Amendment Agreement between Diversicare
                     Corporation of America, Counsel Nursing Properties, Inc., Advocat
                     Inc., Diversicare  Leasing Corporation and Omega Healthcare
                     Investors, Inc. dated May 10, 1994 (incorporated by reference to
                     Exhibit 10.10 to the Company's Annual Report on Form 10-K for the
                     fiscal year ended December 31, 1994).

     10.11      --   Advocat Inc. Guaranty in favor of Omega Healthcare Investors,
                     Inc. dated May 10, 1994 (incorporated by reference to Exhibit
                     10.11 to the Company's Annual Report on Form 10-K  for the fiscal year ended December 31, 1994).

     10.12      --   Consolidation, Modification and Renewal Note dated August 30,
                     1991, by Diversicare Nursing Centers, Inc. to the order of Sovran
                     Bank/Tennessee (incorporated by reference to Exhibit 10.19 to the
                     Company's Registration Statement No. 33-76150 on Form S-1).

     10.13      --   Wraparound Promissory Note dated August 30, 1991, by Texas
                     Diversicare Limited  Partnership and Diversicare Nursing Centers,
                     Inc. (incorporated by reference to Exhibit 10.20 to the Company's
                     Registration Statement No. 33-76150 on Form S-1).

     10.14      --   Management Agreement dated August 30, 1991, between Texas
                     Diversicare Limited Partnership and Diversicare Corporation of
                     America, as assigned effective October 1, 1991, to Diversicare
                     Management, with consent of Texas Diversicare Limited
                     Partnership, as amended (incorporated by reference to Exhibit
                     10.21 to the  Company's Registration Statement No. 33-76150 on
                     Form S-1).

     10.15      --   Amended and Restated Limited Partnership Agreement dated August
                     30, 1991, among Diversicare General Partner, Inc., J. Scott
                     Jackson and each Limited Partner (incorporated by reference to
                     Exhibit 10.22 to the Company's Registration Statement No. 33-
                     76150 on Form S-1).

     10.16      --   Participation Agreement dated August 30, 1991, between Texas
                     Diversicare Limited Partnership and Diversicare Corporation of
                     America (incorporated by reference to Exhibit 10.23 to the
                     Company's Registration Statement No. 33-76150 on Form S-1).



    EXHIBIT
    NUMBER                              DESCRIPTION OF EXHIBITS
    ------                              -----------------------
     10.17      --   Agreement of Purchase and Sale entered into August 30, 1991, among Diversicare Corporation of America, Texas Diversicare
                     Limited Partnership' and Diversicare Corporation of America
                     (incorporated by reference to Exhibit 10.25 to the Company's
                     Registration Statement No. 33-76150 on Form S-1).

     10.18      --   Partnership Services Agreement entered into August 30, 1991, among Texas Diversicare Limited Partnership, Diversicare Incorporated
                     and Counsel Property Corporation (incorporated by reference to
                     Exhibit 10.26 to the Company's Registration Statement No. 33-76150
                     on Form S-1).

     10.19      --   Guaranteed Return Loan Security Agreement entered into August  30,
                     1991, between Texas Diversicare Limited Partnership and
                     Diversicare Incorporated (incorporated by reference to Exhibit
                     10.27 to the Company's Registration Statement No. 33-76150 on
                     Form S-1).

     10.20      --   Credit and Security Agreement dated October 12, 1994, between
                     NationsBank of Tennessee, N.A., the Company and the Company's
                     subsidiaries (incorporated by reference to Exhibit 10.20 to the
                     Company's Annual Report on Form 10-K for the fiscal year ended
                     December 31, 1994).

     10.21      --   Promissory Note by Advocat Inc. to the order of Diversicare Inc.
                     dated May 10, 1994 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

     10.22      --   Promissory Note by Advocat Inc. to the order of Counsel Nursing
                     Properties, Inc. dated May 10, 1994 (incorporated by reference to
                     Exhibit 10.22 to the Company's Annual Report on Form 10-K for the
                     fiscal year ended December 31, 1994).

     10.23      --   Demand Master Promissory Note by Advocat Inc. to the order of
                     Diversicare Corporation of America dated May 10, 1994
                     (incorporated by reference to Exhibit 10.23 to the Company's
                     Annual Report on Form 10-K for the fiscal year ended December 31,
                     1994).

     10.24      --   Lease Agreement between Counsel Healthcare Assets Inc. and
                     Counsel Nursing Properties, Inc. dated May 10, 1994 (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on
                     Form 10-K for the fiscal year ended December 31, 1994).



    EXHIBIT
    NUMBER                              DESCRIPTION OF EXHIBITS
    ------                              -----------------------
     10.25      --   Lease Agreement between Counsel Healthcare Assets Inc.  and
                     Counsel Nursing Properties, Inc. dated May 10, 1994 (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on
                     Form 10-K for the fiscal year ended December 31, 1994).

     10.26      --   Management and Guaranteed Return Loan Agreement dated as of
                     November 30, 1985, between Diversicare VI Limited Partnership and
                     Diversicare Incorporated, an Ontario corporation, as amended, as assigned effective October 1, 1991, to Diversicare Management
                     Services Co., with consent of Diversicare VI Limited Partnership
                     (incorporated by reference to Exhibit 10.34 to the Company's
                     Registration Statement No. 33-76150 on Form S-1).

     10.27      --   Management Agreement dated August 24, 1981, between Americare
                     Corporation and Diversicare Corporation of America, as assigned to Diversicare Management Services Co., with consent of Americare
                     Corporation (incorporated by reference to Exhibit 10.36 to the
                     Company's Registration Statement No. 33-76150 on Form S-1).

     10.28      --   Management Agreement between Counsel Healthcare Assets, Inc., an
                     Ontario corporation and Counsel Nursing Properties, Inc. dated
                     April 30, 1994, as assigned effective May 10, 1994,  to
                     Diversicare Canada Management Services Co., Inc (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form
                     10-K for the fiscal year ended December 31, 1994).

     10.29      --   Lease Agreement between Spring Hill Medical, Inc. and First
                     American HealthCare, Inc. dated February 1, 1994 (incorporated by reference to  Exhibit 10.38  to the  Company's Registration
                     Statement No. 33-76150 on Form S-1).

     10.30      --   Lease Agreement, as amended, between Bryson Hill Associates of
                     Alabama, Inc. and Estates Nursing Homes, Inc. dated June 15,
                     1984, as assigned effective May 10, 1994, to Diversicare Leasing
                     Corp. (incorporated by reference to Exhibit 10.39 to the
                     Company's Registration Statement No. 33-76150 on Form S-1).

     10.31      --   Lease Agreement between HealthCare Ventures and Wessex Care
                     Corporation dated October 23, 1989, as assigned effective May 10,
                     1994, to Diversicare  Leasing Corp. (incorporated by reference to
                     Exhibit 10.40 to the Company's Registration Statement No. 33-
                     76150 on Form S-1).



    EXHIBIT
    NUMBER                              DESCRIPTION OF EXHIBITS
    ------                              -----------------------
     10.32      --   Lease Agreement between Osborne & Wilson Development Corp., Inc.
                     and Diversicare Corporation of America dated July 7, 1989, as assigned effective May 10, 1994, to Diversicare Leasing Corp.
                     (incorporated by reference to Exhibit 10.41 to the Company's
                     Registration Statement No. 33-76150 on Form S-1).

     10.33      --   Florida Lease Agreement between Counsel Nursing Properties, Inc.
                     and Diversicare Leasing Corp. dated May 10, 1994 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form
                     10-K for the fiscal year ended December 31, 1994).

     10.34      --   Lease Agreement between Counsel Nursing Properties, Inc. and
                     Diversicare Leasing Corp. dated May 10, 1994 (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form
                     10-K for the fiscal year ended December 31, 1994).

     10.35      --   Underwriting Agreement dated May 10, 1994, by and among NatWest
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

     10.53      --   Fourth Amendment to Credit and Security Agreement dated April 1,
                     1996, between NationsBank of Tennessee, N.A., Advocat Inc. and the Subsidiaries (as defined) (incorporated by reference
                     to Exhibit 10.53 to the Company's Quarterly Report on Form 10-Q
                     for the quarterly period ended March 31, 1996).



    EXHIBIT
    NUMBER                              DESCRIPTION OF EXHIBITS
    ------                              -----------------------
    10.54       --   Fifth Amendment to Credit and Security Agreement dated May 1,
                     1996, between NationsBank of Tennessee, N.A., Advocat Inc. and the Subsidiaries (as defined) (incorporated by reference
                     to Exhibit 10.54 to the Company's Quarterly Report on Form 10-Q
                     for the quarterly period ended March 31, 1996).

    10.55       --   Sixth Amendment to Credit and Security Agreement dated
                     June 28, 1996, between NationsBank of Tennessee, N.A.,
                     Advocat Inc. and the Subsidiaries (as defined).

    21          --   Subsidiaries of the Registrant (incorporated by reference to
                     Exhibit 21 to the Company's Annual Report on Form 10-K for the
                     fiscal year ended December 31, 1994).

    27          --   Financial Data Schedule (for SEC use only).

   * This exhibit contains a list of the schedules thereto, which have been omitted. The Company agrees to furnish supplementally a copy of any such omitted schedule to the Commission upon request.