Form 10-Q
period 1996-09-30
ADVOCAT INC
filed 1996-11-14
CIK 919956

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

CHECK ONE:

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED:   SEPTEMBER 30, 1996
                                       OR
[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSACTION PERIOD FROM _________ TO _________.

COMMISSION FILE NO.: 1-12996
                     -------

                                  ADVOCAT INC.
                                  ------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        DELAWARE                                      62-1559667
-------------------------------              ---------------------------------
  (STATE OR OTHER JURISDICTION OF            (IRS EMPLOYER IDENTIFICATION NO.)

INCORPORATION OR ORGANIZATION)


     277 MALLORY STATION ROAD, SUITE 130, FRANKLIN, TN             37067
     -----------------------------------------------------------------------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

                                 (615) 771-7575
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      NONE
--------------------------------------------------------------------------
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT.)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X   NO
                                                ---      ---

                                    5,315,822
--------------------------------------------------------------------------
  (OUTSTANDING SHARES OF THE REGISTRANT'S COMMON STOCK AS OF OCTOBER 31, 1996)

                         PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  ADVOCAT INC.

                      INTERIM CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS, UNAUDITED)




                                                    SEPTEMBER 30, DECEMBER 31,
                                                        1996          1995
                                                    -----------   -----------
CURRENT ASSETS:
  Cash and cash equivalents                           $  2,172    $  1,076
  Accounts receivable, less
     allowance for contractual
     adjustments and doubtful
     accounts of $1,893 and
     $2,082, respectively                               21,935      19,566
  Income taxes receivable                                  -0-         304
  Inventories                                              557         508
  Prepaid expenses and other                             1,548       1,649
  Deferred income taxes                                    899         974
                                                      --------    --------
            Total current assets                        27,111      24,077
                                                      --------    --------

PROPERTY AND EQUIPMENT, at cost                         38,765      29,677
  Less accumulated depreciation
     and amortization                                   (9,154)     (7,659)
                                                      --------    --------
         Net property and equipment                     29,611      22,018
                                                      --------    --------
OTHER ASSETS:
  Deferred tax benefit                                   7,499       8,224
  Deferred financing and other costs, net                  883         855
  Other                                                  2,127       1,922
                                                      --------    --------
            Total other assets                          10,509      11,001
                                                      --------    --------
                                                      $ 67,231    $ 57,096
                                                      ========    ========




                                  (Continued)

                                 ADVOCAT INC.

                      INTERIM CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS, UNAUDITED)
                                  (CONTINUED)




                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                   1996          1995
                                                              -------------  ------------
CURRENT LIABILITIES:
  Current portion of long-term debt                              $  3,926      $  3,926
  Trade accounts payable                                            6,459         6,881
  Income taxes payable                                                385           -0-
  Accrued expenses:
     Payroll and related benefits                                   4,133         3,754
     Worker's compensation                                          1,519         1,225
     Other                                                          1,690         1,565
                                                                 --------      --------
         Total current liabilities                                 18,112        17,351
                                                                 --------      --------

NONCURRENT LIABILITIES:
  Long-term debt less current portion                              18,446        11,063
  Deferred gains with respect to leases, net                        4,092         4,502
  Other                                                               707         1,743
                                                                 --------      --------
         Total noncurrent liabilities                              23,245        17,308
                                                                 --------      --------

COMMITMENTS, CONTINGENCIES, AND
     GUARANTEE

SHAREHOLDERS' EQUITY:
  Preferred stock, authorized 1,000,000 shares,
     $.10 par value, none issued and outstanding                      -0-           -0-
  Common stock, authorized 20,000,000 shares,
     $.01 par value 5,316,000, and 5,288,000 shares
     issued and outstanding at September 30, 1996
     and December 31, 1995, respectively                               53            53
  Paid-in capital                                                  15,083        14,875
  Retained earnings                                                10,738         7,509
                                                                 --------      --------
         Total shareholders' equity                                25,874        22,437
                                                                 --------      --------

                                                                 $ 67,231      $ 57,096
                                                                 ========      ========



The accompanying notes to interim combined financial statements are an integral part of these interim consolidated balance sheets.

                                  ADVOCAT INC.

                   INTERIM CONSOLIDATED STATEMENTS OF INCOME
            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, AND UNAUDITED)

                                              THREE MONTHS                NINE MONTHS
                                           ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                         ----------------------      ----------------------
                                           1996          1995          1996          1995
                                         --------      --------      --------      --------
REVENUES:
  Patient revenues                       $ 41,591      $ 35,705      $118,688      $ 99,808
  Management fees                           1,015           908         3,152         2,684
  Interest                                     40            59           115           180
                                         --------      --------      --------      --------
    Net revenues                           42,646        36,672       121,955       102,672
                                         --------      --------      --------      --------

EXPENSES:
  Operating                                33,823        28,606        97,101        79,514
  Lease                                     3,659         3,442        10,733        10,170
  General and administrative                2,104         1,904         6,314         5,765
  Depreciation and amortization               585           391         1,617         1,087
  Interest                                    489           174         1,156           523
                                         --------      --------      --------      --------
    Total expenses                         40,660        34,517       116,921        97,059
                                         --------      --------      --------      --------

INCOME BEFORE INCOME TAXES                  1,986         2,155         5,034         5,613

PROVISION FOR INCOME TAXES                    715           776         1,812         2,021
                                         --------      --------      --------      --------

NET INCOME                               $  1,271      $  1,379      $  3,222      $  3,592
                                         --------      --------      --------      --------


AVERAGE NUMBER OF COMMON
  AND COMMON EQUIVALENT
  SHARES OUTSTANDING (Note 3)               5,319         5,359         5,314         5,330
                                         ========      ========      ========      ========


EARNINGS PER SHARE (Note 3)              $    .24      $    .26      $    .61      $    .67
                                         ========      ========      ========      ========




     The accompanying notes to interim financial statements are an integral part of these interim consolidated financial statements.

                                  ADVOCAT INC.

                        INTERIM STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)

                                                                 Nine Months Ended September 30,
                                                                 -------------------------------
                                                                        1996          1995
                                                                        ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $ 3,222       $ 3,592
   Adjustments to reconcile net income to net
     cash provided from operating activities:
       Depreciation and amortization                                     1,617           742
       Provision for doubtful accounts                                     931           595
       Equity earnings in joint ventures                                   (35)          (28)
       Amortization of deferred credits                                   (844)         (561)
       Deferred income taxes                                               800           400
   Change in assets and liabilities:
       Receivables                                                      (2,976)       (5,040)
       Inventories                                                         (48)          (24)
       Prepaid expenses and other                                          (32)       (1,134)
       Trade accounts payable and accrued expenses                         379         2,792
       Current taxes                                                       689          (211)
       Other                                                              (156)         (103)
                                                                       -------       -------
          Net cash provided from operating activities                    3,547         1,020
                                                                       -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net                             (1,802)       (2,391)
   Issuance of mortgage receivable                                         -0-          (792)
   Acquisitions, net                                                    (5,381)          -0-
   Pre-opening and other costs                                            (193)         (385)
   Proceeds from TDLP transaction                                           71            64
   Investment in joint venture                                              (2)         (254)
   Distributions from joint ventures                                        22            10
                                                                       -------       -------
       Net cash used in investing activities                            (7,285)       (3,748)
                                                                       -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from debt obligations                                        6,044           137
   Repayment of debt obligations                                        (1,498)         (329)
   Advances to TDLP                                                       (939)         (425)
   Financing costs                                                         (36)          -0-
   Net proceeds from bank line of credit                                 1,245           960
   Proceeds from sale of common stock                                      208           309
   Advances (to) from lessor, net                                         (190)           90
                                                                       -------       -------
           Net cash provided from financing activities                   4,834           742
                                                                       -------       -------


                                   (Continued)

                                  ADVOCAT INC.

                        INTERIM STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)
                                  (CONTINUED)



                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                     -------------------------------
                                                          1996          1995
                                                          ----          ----

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS         $ 1,096       $(1,986)

CASH AND CASH EQUIVALENTS, beginning of period             1,076         3,136
                                                         --------      -------
CASH AND CASH EQUIVALENTS, end of period                 $ 2,172       $ 1,150
                                                         =======       =======


SUPPLEMENTAL INFORMATION:
   Cash payments of interest                             $ 1,006       $   573
                                                         =======       =======

   Cash payments of income taxes                         $   461       $ 1,978
                                                         =======       =======



     Advocat received benefit plan deposits and recorded benefit plan liabilities of $132,000 and $128,000 in the nine month periods ended September 30, 1996 and 1995, respectively.

     In the period ended September 30, 1996, Advocat assumed debt of $1,592,000 in connection with an acquisition.



     The accompanying notes to interim financial statements are an integral part of these interim consolidated financial statements.

                                  ADVOCAT INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1996 AND 1995


1.   ORGANIZATION AND BACKGROUND:

     Advocat Inc. (together with its subsidiaries, "Advocat" or the "Company") commenced operations with an initial public offering of its common stock on May 10, 1994. The Company is a provider of long-term care services operating nursing homes and retirement centers in the United States and Canada.

     Advocat's operational history can be traced to February 1980 through common senior management involved in different organizational structures. As of September 30, 1996, the Company operates 86 facilities comprised of 64 nursing homes containing 7,340 licensed beds and 22 retirement centers containing 2,520 units. The Company owns six nursing homes, acts as lessee with respect to 38 of the nursing homes it operates, and acts as manager with respect to the remaining 20 nursing homes. The Company owns one retirement center, acts as lessee with respect to seven of the retirement centers that it operates, and acts as manager of the remaining 14 retirement centers. Geographically, 53 of the Company's nursing homes are located in the United States and 11 are located in Canada, while 19 of the Company's 22 retirement centers are located in Canada. The Company's facilities provide a range of health care services to their residents. In addition to the nursing and social services usually provided in the long-term care facilities, the Company offers a variety of rehabilitative, nutritional, respiratory, and other specialized ancillary services. The Company operates facilities in Alabama, Arkansas, Florida, Kentucky, Ohio, South Carolina, Tennessee, Texas, West Virginia, and the Canadian provinces of Ontario and British Columbia.

2.   BASIS OF FINANCIAL STATEMENTS

     The interim financial statements for the three and nine month periods ended September 30, 1996 and 1995, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim combined financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position at September 30, 1996 and December 31, 1995 and the results of operations for the three and nine month periods ended September 30, 1996 and 1995, and the cash flows for the nine month periods ended September 30, 1996 and 1995. Certain items have been reclassified in the 1995 financial statements to conform to the 1996 presentation.

     The results of operations for the three and nine month periods ended September 30, 1996 and 1995 are not necessarily indicative of the operating results for the entire respective years. These interim financial statements should be read in connection with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

3.   EARNINGS PER SHARE

     Earnings per share is based on the weighted average number of the Company's common and common equivalent shares outstanding that pertain to the respective operations included in each period and is calculated as follows:

                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                SEPTEMBER 30,               SEPTEMBER 30,
                                             ------------------          ------------------
                                             1996          1995          1996          1995
                                             ----          ----          ----          ----
Weighted average shares:
  Average shares outstanding             5,316,000     5,288,000     5,299,000     5,265,000
  Common stock equivalents --
     Employee stock purchase plan            3,000         3,000        15,000        13,000
     Options, conversion assumed
     under the treasury stock
     method                                    -0-        68,000           -0-        52,000
                                        ----------    ----------    ----------    ----------
Common and common equivalent
  shares outstanding                     5,319,000     5,359,000     5,314,000     5,330,000
                                        ==========    ==========    ==========    ==========

  Net income                            $1,271,000    $1,379,000    $3,222,000    $3,592,000
                                        ==========    ==========    ==========    ==========

  Earnings per share                    $      .24    $      .26    $      .61    $      .67
                                        ==========    ==========    ==========    ==========



4.   ACQUISITIONS

     During the nine months ended September 30, 1996, the Company completed the acquisition of three nursing facilities totaling 276 licensed beds. The aggregate purchase price of $7.0 million was financed with cash of approximately $400,000, debt issued in the amount of $5.0 million, and assumed indebtedness of $1.6 million.

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

     Advocat's operational history can be traced to February 1980 through common senior management involved in different organizational structures. As of September 30, 1996, the Company operates 86 facilities comprised of 64 nursing homes containing 7,340 licensed beds and 22 retirement centers containing 2,520 units. The Company owns six nursing homes, acts as lessee with respect to 38 of the nursing homes it operates, and acts as manager with respect to the remaining 20 nursing homes. The Company owns one retirement center, acts as lessee with respect to seven of the retirement centers that it operates, and acts as manager of the remaining 14 retirement centers. Geographically, 53 of the Company's nursing homes are located in the United States and 11 are located in Canada, while 19 of the Company's 22 retirement centers are located in Canada. The Company's facilities provide a range of health care services to their residents. In addition to the nursing and social services usually provided in the long-term care facilities, the Company offers a variety of rehabilitative, nutritional, respiratory, and other specialized ancillary services. The Company operates facilities in Alabama, Arkansas, Florida, Kentucky, Ohio, South Carolina, Tennessee, Texas, West Virginia, and the Canadian provinces of Ontario and British Columbia.

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

RESULTS OF OPERATIONS

     The following tables present the unaudited interim statements of income data for the three and nine month periods ended September 30, 1996 and 1995, and set forth this data as a percentage of revenues for the same periods.

     (IN THOUSANDS)                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                                 SEPTEMBER 30,             SEPTEMBER 30,
                                               -----------------         -----------------
                                               1996         1995         1996         1995
                                               ----         ----         ----         ----
REVENUES:
    Patient revenues                         $ 41,591     $ 35,705     $118,688     $ 99,808
    Management fees                             1,015          908        3,152        2,684
    Interest                                       40           59          115          180
                                             --------     --------     --------     --------
         Net revenues                          42,646       36,672      121,955      102,672
                                             --------     --------     --------     --------
EXPENSES:
    Operating                                  33,823       28,606       97,101       79,514
    Lease                                       3,659        3,442       10,733       10,170
    General and administrative                  2,104        1,904        6,314        5,765
    Depreciation and amortization                 585          391        1,617        1,087
    Interest                                      489          174        1,156          523
                                             --------     --------     --------     --------
         Total expenses                        40,660       34,517      116,921       97,059
                                             --------     --------     --------     --------
INCOME BEFORE INCOME TAXES                      1,986        2,155        5,034        5,613
PROVISION FOR INCOME TAXES                        715          776        1,812        2,021
                                             --------     --------     --------     --------
NET INCOME                                   $  1,271     $  1,379     $  3,222     $  3,592
                                             ========     ========     ========     ========


Percentage of Net Revenues

     (IN THOUSANDS)                           THREE MONTHS ENDED         NINE MONTHS ENDED
                                                 SEPTEMBER 30,             SEPTEMBER 30,
                                               -----------------         -----------------
                                               1996         1995         1996         1995
                                               ----         ----         ----         ----
     Patient revenues                            97.5%        97.4%        97.3%        97.2%
     Management fees                              2.4          2.5          2.6          2.6
     Interest                                     0.1          0.1          0.1          0.2
                                             --------     --------     --------     --------
          Net revenues                          100.0%       100.0%       100.0%       100.0%
                                             --------     --------     --------     --------
EXPENSES:
     Operating                                   79.3         78.0         79.6         77.4
     Lease                                        8.6          9.4          8.8          9.9
     General and administrative                   4.9          5.2          5.2          5.6
     Depreciation and amortization                1.4          1.0          1.3          1.1
     Interest                                     1.1          0.5          1.0          0.5
                                             --------     --------     --------     --------
                Total expenses                   95.3         94.1         95.9         94.5
                                             --------     --------     --------     --------

INCOME BEFORE INCOME TAXES                        4.7          5.9          4.1          5.5
PROVISION FOR INCOME TAXES                        1.7          2.1          1.5          2.0
                                             --------     --------     --------     --------

NET INCOME                                        3.0%         3.8%         2.6%         3.5%
                                             ========     ========     ========     ========

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

NEW HOMES

     As of September 30, 1996, the Company operates 86 facilities comprised of 64 nursing homes containing 7,340 licensed beds and 22 retirement centers containing 2,520 units. In comparison, as of September 30, 1995, the Company operated 65 nursing homes containing 7,303 licensed beds and 20 retirement centers containing 2,335 units. Since December 1, 1995, the Company has begun operating for its own account nine homes, three of which it previously managed, totaling 772 nursing home beds and 109 retirement center units. The operations of these facilities have a significant impact on the comparability of the 1996 and 1995 periods. In the following discussion, these homes are collectively referred to as the "New Homes." Of the New Homes, 387 beds/units were counted in the portfolio at September 30, 1995.

THREE MONTHS ENDED SEPTEMBER 30 - 1996 COMPARED WITH 1995

     Revenues. Net revenues increased to $42.6 million in 1996 from $36.6 million in 1995, an increase of $6.0 million, or 16.3%. Patient revenues increased to $41.6 million in 1996 from $35.7 million in 1995, an increase of $5.9 million, or 16.5%. Of this increase, $4.5 million is attributable to the New Homes. Ancillary service revenues, prior to contractual allowances, increased to $13.8 million in 1996 from $10.7 million in 1995, an increase of $3.1 million or 28.9%. The increase in patient revenues is also impacted by normal inflationary increases and a 2.3% decrease in patient days among the homes operating for at least one year. Management fee revenues increased by $107,000, or 11.8%. The increase is primarily due to $100,000 in consulting fees earned with respect to the development of one of the New Homes. The Company does not anticipate similar revenues beyond the third quarter. The increase in ancillary revenues and the completion in 1995 of the certification of all of the Company's nursing home beds for participation under the Medicare program have resulted in continued improvement in the quality mix of the Company's revenues year over year. As a percent of net patient revenues, Medicare improved to 24.2% in 1996 from 23.2% in 1995 while Medicaid increased slightly to 57.9% in 1996 from 57.7% in 1995. The increase in the Medicaid percentage was impacted in part by the acquisition at the end of the second quarter of a nursing facility that is not yet certified for participation under the Medicare program.

     Operating Expense. Operating expense increased to $33.0 million in 1996 from $28.6 million in 1995, an increase of $5.2 million, or 18.2%. As a percent of net revenues, operating expense increased to 79.3% in 1996 from 78.0% in 1995. Of this increase, $3.7 million is attributable to the New Homes. The remaining increase is primarily attributable to an increase in the provision of ancillary services to Medicare patients. As ancillary services have increased, the supply costs related to the provision of such services have increased correspondingly. In addition, the Company's operating margin has declined due to reduced average census, cost containment measures in Medicaid programs, difficulty in achieving expense reductions as occupancy levels have declined in certain homes, an increase in the provision for bad debts, and growth in the Company's medical supply distribution business, which generates a lower operating margin. Wages increased to $15.5 million in 1996 from $13.4 million in 1995, an increase of $2.1 million, or 15.4%. Of this increase, $1.9 million is attributable to the New Homes. The Company's wage increases are generally in line with inflation. Among homes in operation for at least one year, the Company has experienced increased general and other insurance costs of approximately $270,000, which increases are expected to continue into 1997. While the Company's operating expense as a percentage of net revenues has increased year to year, there has been consistent improvement from the fourth quarter of 1995 (80.3%) through the third quarter of 1996 (79.3%). This is reflective of benefits realized from expense control programs implemented in the Company's various operating regions. Additionally, the Company has noted an improvement in occupancy in the latter part of the second quarter and continuing into the fourth quarter. The improvements are encouraging, but neither their continuance nor their positive impact to the Company's operations can be assured.

     Lease Expense. Lease expense increased to $3.6 million in 1996 from $3.4 million in 1995, an increase of $217,000, or 6.3%. Of this increase, $203,000 is attributable to the New Homes, and the remainder is primarily attributable to inflationary increases included in the terms of a majority of the Company's operating leases.

     General and Administrative Expense. General and administrative expense increased to $2.1 million in 1996 from $1.9 million in 1995, an increase of $201,000, or 10.5%. The increase is primarily attributable to the expense of new positions added to service the Company's expanded operations. As a percent of total net revenues, general and administrative expenses declined from 5.2% in 1995 to 4.9% in 1996, reflective of spreading the Company's overhead costs over a wider base of operations.

     Depreciation and Amortization. Depreciation and amortization expenses increased to $585,000 in 1996 from $391,000 in 1995, an increase of $194,000, or 50.0%. Approximately $171,000 of the increase is associated with the New Homes.

     Interest Expense. Interest expense increased to $489,000 in 1996 from $174,000 in 1995, an increase of $315,000, or 180.6%. Approximately $261,000 of the increase is attributable to indebtedness related to the New Homes with the remainder of the increase primarily attributable to increased borrowings under the Company's working capital line of credit.

     Income Before Income Taxes; Net Income; Earnings Per Share. As a result of the above, income before income taxes was $2.0 million in 1996 as compared with $2.2 million in 1995, a decrease of $170,000, or 7.9%. The effective combined federal, state and provincial income tax rate was

     36% in both 1996 and 1995. Net income was $1.3 million in 1996 as compared with $1.4 million in 1995, a decrease of $109,000, and earnings per share was $.24 was compared with $.26.


NINE MONTHS ENDED SEPTEMBER 30 - 1996 COMPARED WITH 1995

     Revenues. Net revenues increased to $122.0 million in 1996 from $102.7 million in 1995, an increase of $19.3 million, or 18.8%. Patient revenues increased to $118.7 million in 1996 from $99.8 million in 1995, an increase of $18.9 million, or 18.9%. Of this increase, $10.0 million is attributable to the New Homes. Ancillary service revenues, prior to contractual allowances, increased to $43.0 million in 1996 from $26.5 million in 1995, an increase of $16.5 million or 62.1%. The increase in patient revenues is also impacted by normal inflationary increases and a 2.0% decrease in patient days among the homes operating for at least one year. Management fee revenues increased by $468,000, or 17.4%. The increase is primarily due to $500,000 in consulting fees earned with respect to the development of three of the New Homes. The Company does not anticipate similar revenues beyond the third quarter. The increase in ancillary revenues and the completion in 1995 of the certification of all of the Company's nursing home beds for participation under the Medicare program have resulted in continued improvement in the quality mix of the Company's revenues. As a percent of net patient revenues, Medicare improved to 25.7% in 1996 from 20.1% in 1995 while Medicaid decreased to 56.2% in 1996 from 59.5% in 1995.

     Operating Expense. Operating expense increased to $97.1 million in 1996 from $79.5 million in 1995, an increase of $17.6 million, or 22.1%. As a percent of net revenues, operating expense increased to 79.6% in 1996 from 77.4% in 1995. Of this increase, $8.3 million is attributable to the New Homes. The remaining increase is primarily attributable to an increase in the provision of ancillary services to Medicare patients. As ancillary services have increased, the supply costs related to the provision of such services have increased correspondingly. In addition, the Company's operating margin has declined due to reduced average census, cost containment measures in Medicaid programs, difficulty in achieving expense reductions as occupancy levels have declined in certain homes, an increase in the provision for bad debts, and growth in the Company's medical supply distribution business, which generates a lower operating margin. Wages increased to $43.6 million in 1996 from $37.7 million in 1995, an increase of $5.9 million, or 15.8%. Of this increase, $3.9 million is attributable to the New Homes. A portion of the remaining increase in wages is offset by reduced costs associated with less utilization of temporary nursing services and reduced contracted housekeeping and laundry services. The Company's wage increases are generally in line with inflation. Among homes in operation for at least one year, the Company has experienced increased general and other insurance costs of approximately $865,000, which increases are expected to continue into 1997.

     Lease Expense. Lease expense increased to $10.7 million in 1996 from $10.2 million in 1995, an increase of $563,000, or 5.5%. Of this increase, $471,000 is attributable to the New Homes, and the remainder is primarily attributable to inflationary adjustments required under the terms of a majority of the Company's operating leases.

     General and Administrative Expense. General and administrative expense increased to $6.3 million in 1996 from $5.8 million in 1995, an increase of $549,000, or 9.5%. The increase is primarily attributable to the expense of new positions added to service the Company's expanded operations. As a percent of total net revenues, general and administrative expenses declined from 5.6% in 1995 to 5.2% in 1996, reflective of spreading the Company's overhead costs over a wider base of operations.

     Depreciation and Amortization. Depreciation and amortization expenses increased to $1.6 million in 1996 from $1.1 million in 1995, an increase of $530,000, or 48.7%. Approximately $379,000 of the increase is associated with the New Homes.

     Interest Expense. Interest expense increased to $1.1 million in 1996 from $523,000 in 1995, an increase of $633,000, or 121.0%. Approximately $512,000 of the increase is attributable to indebtedness related to the New Homes with the remainder of the increase primarily attributable to increased borrowings under the Company's working capital line of credit.

     Income Before Income Taxes; Net Income; Earnings Per Share. As a result of the above, income before income taxes was $5.0 million in 1996 as compared with $5.6 million in 1995, a decrease of $579,000, or 20.3%. The effective combined federal, state and provincial income tax rate was 36% in both 1996 and 1995. Net income was $3.2 million in 1996 as compared with $3.6 million in 1995, a decrease of $411,000, and earnings per share was $.61 as compared with $.67.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, the Company's working capital was $9.0 million with a current ratio of 1.5 as compared with $6.7 million with a current ratio of 1.4 at December 31, 1995.

     Net cash provided from operating activities totaled $3.5 million and $1.0 million in 1996 and 1995, respectively. These amounts primarily represent the cash flows from income plus depreciation and amortization along with the changes in working capital components.

     Net cash used in investing activities totaled $7.3 million and $3.7 million in 1996 and 1995, respectively. These amounts primarily represent capital expenditures for equipment for and improvements to the Company's existing facilities, acquisitions in 1996, and, in 1995, a loan to a Canadian partnership managed by the Company. The Company and its predecessor business have used between $1.7 million and $3.0 million for capital expenditures for facility improvements and equipment in each of the last three calendar years. Such expenditures were financed through working capital. The Company anticipates that such expenditures for its existing facility operations will be approximately $2.4 million for the year ended December 31, 1996.

     Net cash provided from financing activities totaled $4.8 million and $742,000 in 1996 and 1995, respectively. The net cash used in financing activities primarily represents proceeds from and repayment of long-term debt, advances to TDLP, net proceeds under the Company's bank line of credit, and proceeds from issuance of common stock.

     At September 30, 1996, the Company had total debt outstanding of $22.4 million of which $13.0 million was principally mortgage debt bearing interest at rates currently ranging from 8.0% to 11.0%. The Company's remaining debt was drawn under its $17.5 million credit line. The credit line had an initial term through May 1, 1996 and has been extended through December 1, 1996. The credit line includes $10.0 million designated for use in making acquisitions of long-term care facilities and $7.5 million for working capital purposes. Through September 30, 1996, the Company had drawn $6.0 million under its acquisition credit line. Amounts drawn under the acquisition credit line may be converted to a three-year term loan effective with the end of the initial term. At September 30, 1996, the Company had drawn $2.4 million and had $5.1 million in letters of credit outstanding under this working capital credit line. Amounts drawn under the credit line bear interest, at the Company's option, at either the lead bank's prime rate or 2% above the London Interbank Offered Rate ("LIBOR"). Amounts drawn under the credit line are secured generally by certain accounts receivable and substantially all other assets of the Company as well as by any assets acquired with funds drawn under the acquisition credit line. The Company has agreed to comply with certain covenants, including financial covenants with respect to maintaining current ratio, net working capital, coverage of fixed charges, tangible net worth, and earnings levels as defined in the line of credit agreement. Additionally, the Company may not declare dividends during the term of the agreement.

     In December 1995, the Company received a temporary increase (the "Overline") in the maximum amount available to be drawn under the line of credit facility. The Company has the ability to draw additional working capital up to $2.6 million through December 1, 1996. As of September 30, 1996, the Company had drawn $0.9 million under the Overline. The amount drawn under the Over- line was reduced by approximately $500,000 through November 12, 1996.

     The Company has secured a commitment for a new credit facility and plans to exercise its privileges thereunder to restructure and consolidate its indebtedness during the fourth quarter. The new credit facility, which will have a term of three years, will be for a total of $50 million and will be divided into two components: a $10 million revolving credit facility and a $40 million acquisition line of credit. Funds drawn under the revolving credit facility will be subject to a defined borrowing base and will bear interest (at the Company's option) of either prime or LIBOR plus 2.5%. Funds drawn under the acquisition line will have defined limits in relation to the appraised values (generally 85%) and debt service ratios of the facilities financed thereunder. These components will also determine the applicable interest rate, which will vary (at the Company's option) in relation to either the prime rate or LIBOR. Amounts drawn under the $50 million credit facility will be secured generally by certain accounts receivable and substantially all other assets of the Company as well as by any assets acquired with funds drawn under the acquisition credit line. The Company will agree to comply with certain covenants, including financial covenants with respect to maintaining current ratio, net working capital, coverage of fixed charges, tangible net worth, and earnings levels as defined in the credit facility agreements.

     During the quarter, the Company closed on replacement financing with respect to a Canadian retirement facility purchased in December 1995. The proceeds were approximately $1.1 million bearing interest of 7.89% repayable over a thirty-year amortization with a balloon maturity in 2006.

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

     Accounts receivable attributable to the provision of patient and resident services at September 30, 1996 and December 31, 1995, totaled $22.5 million and $20.2 million, respectively, representing approximately 50 and 51 days, respectively, in accounts receivable. Accounts receivable from the provision of management services at September 30, 1996 and December 31, 1995, totaled $0.6 million and $0.7 million, respectively, representing approximately 54 and 69 days, respectively, in accounts receivable.

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

     In 1995, the exchange rate has averaged 73.1% (United States equivalent of Canadian dollars), and it has recently improved to 75.2% (as of November 8,
     1996).

MINIMUM WAGE

     The Federal minimum wage increased by 50c. effective October 1, 1996; an additional 40c. increase is scheduled for September 1, 1997. The Company has evaluated the impact of these increases and expects no material increase in its costs.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The Company adopted SFAS No. 121 in the first quarter of 1996 and the adoption did not have a material effect on the Company's financial position. Three facilities noted as receiving special attention in the Company's Annual Report on Form 10-K showed improvement in operations in the nine months ended September 30, 1996 as compared to the three months ended December 31, 1995.

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


                          PART II.   OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     The Registrant has not filed any reports on Form 8-K during the quarter for which this report is filed.

     The exhibits filed as part of this report on Form 10-Q are listed in the
     Exhibit Index immediately following the signature page.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  ADVOCAT INC.

     November 13, 1996

                              By: /s/Mary Margaret Hamlett
                                  ----------------------------------------------
                                  Mary Margaret Hamlett
                                  Principal Financial Officer and Chief
                                  Accounting Officer and An Officer Duly
                                  Authorized to Sign on Behalf of the Registrant

                                  EXHIBIT INDEX


   EXHIBIT
   NUMBER           DESCRIPTION OF EXHIBITS
   -------          -----------------------

      3.1 Certificate of Incorporation of the Registrant (incorporated by reference of Exhibit 3.1 to the Company's Registration Statement No. 33-76150 on Form S-1).

      3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 33-76150 on Form S-1).

      3.3 Amendment to Articles of Incorporation dated March 23, 1995 (incorporated by reference to Exhibit A of Exhibit 1 to Form 8-A filed March 30, 1995).

      4.1   Form of Common Stock Certificate (incorporated by reference to
            Exhibit 4 to the Company's Registration Statement No. 33-76150 on Form S-1).

      4.2 Rights Agreement dated March 13, 1995, between the Company and Third National Bank in Nashville (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated March 13, 1995).

      4.3 Summary of Shareholder Rights Plan adopted March 13, 1995 (incorporated by reference to Exhibit B of Exhibit 1 to Form 8-A filed March 30, 1995).

      4.4 Rights Agreement of Advocat Inc. dated March 23, 1995 (incorporated by reference to Exhibit 1 to Form 8-A filed March 30, 1995).

      10.1 Seventh Amendment to Credit and Security Agreement dated September 1, 1996, between NationsBank of Tennessee, N.A., Advocat Inc. and the Subsidiaries (as defined).

      10.2 Eighth Amendment to Credit and Security Agreement dated November 1, 1996, between NationsBank of Tennessee, N.A., Advocat Inc. and the Subsidiaries (as defined).

      21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

      27    Financial Data Schedule (for SEC use only).