Form 10-K405
period 1996-12-31
ADVOCAT INC
filed 1997-03-31
CIK 919956

                                    FORM 10-K
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 NO [FEE REQUIRED]
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
         OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934 [NO FEE REQUIRED]
FOR THE TRANSITION PERIOD FROM ______ TO _____.

                         COMMISSION FILE NUMBER 1-12996
                                  ADVOCAT INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
           DELAWARE                                               62-1559667
           --------                                               ----------
(STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

                277 MALLORY STATION ROAD, SUITE 130, FRANKLIN, TN     37067
                -------------------------------------------------     -----
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (615)771-7575

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                       NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                              WHICH REGISTERED
         -------------------                            --------------------
         COMMON STOCK, PAR VALUE $0.01 PER SHARE       NEW YORK STOCK EXCHANGE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE.

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO THE
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X   NO
                                             --- ----
INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

THE AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES ON MARCH 17, 1997 (BASED ON THE CLOSING PRICE OF SUCH SHARES ON THE NEW YORK STOCK EXCHANGE) WAS $36,982,666. FOR PURPOSES OF THE FOREGOING CALCULATION ONLY, ALL DIRECTORS, EXECUTIVE OFFICERS, AND PERSONS KNOWN TO THE REGISTRANT TO BE HOLDERS OF 5% OR MORE OF THE REGISTRANT'S COMMON STOCK HAVE BEEN DEEMED AFFILIATES OF THE REGISTRANT.

ON MARCH 17, 1997, 5,313,858 SHARES OF THE REGISTRANT'S $0.01 PAR VALUE COMMON STOCK WERE OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE:

THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE INTO PART III, ITEMS 10, 11, 12, AND 13 OF THIS FORM 10-K: THE REGISTRANT'S DEFINITIVE PROXY MATERIALS FOR ITS 1997 ANNUAL MEETING OF STOCKHOLDERS.

                                     PART I

ITEM 1.   BUSINESS

FORWARD-LOOKING STATEMENTS.

Certain statements made by or on behalf of Advocat Inc. (together with its subsidiaries, "Advocat" or the "Company"), including those contained in this Report on Form 10-K and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties, including, but not limited to, changes in governmental reimbursement, government regulation and health care reforms, ability to execute on the Company's acquisition program, both in finding suitable acquisitions and financing therefor, changing economic and market conditions, and others. Actual results may differ materially from that expressed or implied in such forward-looking statements. The Company hereby makes reference to items set forth under the heading "Risk Factors" in the Company's Registration Statement on Form S-1, as amended (Registration No. 33-76150). Such cautionary statements identify important factors that could cause the Company's actual results to materially differ from those projected in forward-looking statements.

INTRODUCTORY SUMMARY.

The Company commenced operations with an initial public offering of 4,750,000 shares of common stock by its selling shareholders on May 10, 1994 (the "Offering"). The Company is a provider of long-term care services, operating nursing homes and retirement centers in the United States and Canada.

Advocat was organized in January 1994 by Counsel Corporation, a publicly-owned Ontario corporation (together with its subsidiaries, "Counsel"), to combine into one entity the long-term care business of Counsel and Diversicare Inc., a publicly-owned Delaware corporation (together with its subsidiaries, "Diversicare"), of which Counsel was the approximate 70% owner at the time of the Offering. The combined long-term care business of Counsel and Diversicare (the "Selling Shareholders") is hereafter referred to as the "Long-Term Care Business." See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" and Note 1 of the Company's Consolidated Financial Statements.

The Company's principal executive offices are located at 277 Mallory Station Road, Suite 130, Franklin, Tennessee 37067. The Company's telephone number at that address is (615) 771-7575, and its facsimile number is (615) 771-7409.

MATERIAL CORPORATE DEVELOPMENTS.

Line of Credit

On December 31, 1996, the Company entered into two new lines of credit including a $10,000,000 working capital line and a $40,000,000 acquisition line. The Company immediately drew sufficient funds under both lines to repay its then-existing working capital indebtedness and to refinance its mortgage indebtedness with respect to four nursing facilities.

The working capital line of credit provides for working capital loans and letters of credit aggregating up to the lesser of $10,000,000 or the borrowing base, as defined. The Company's obligations under the working capital line are secured by certain accounts receivable and substantially all other Company assets. Advances under the working capital line bear interest payable monthly at either the London Interbank Offered Rate ("LIBOR") plus 2.5% or the lending bank's Index rate with the choice of rate being at the Company's option. The working capital line terminates and all outstanding borrowings are due in December 1999. As of December 31, 1996, the Company had drawn $2,436,000, had $4,300,000 of letters of credit outstanding, and had $3,264,000 remaining borrowing capability under the working capital line.

The acquisition line of credit of $40,000,000, less outstanding borrowings, is available to fund approved acquisitions through October 1999. The Company's obligations under the acquisition line are secured by the assets acquired with the draws under the acquisition line. Advances under the acquisition line bear interest, payable monthly, at LIBOR plus a defined spread with respect to each facility based upon its loan-to-value ratio and debt service coverage. Individual advances made under the acquisition line are due three years from the date of initial funding. As of December 31, 1996, the Company had drawn $11,100,000 under the acquisition line, which amount was secured by four nursing homes, and had $28,900,000 available for future acquisitions.

The Company's line of credit agreements contain various financial covenants, the most restrictive of which relate to net worth, cash flow, debt to equity ratio requirements, and restrictions on the payment of dividends to shareholders.

Acquisitions

In 1996, the Company purchased four facilities totaling 350 beds. The aggregate purchase price of $8,802,000 was financed with cash of $693,000, debt issued in the amount of $6,487,000, and assumed liabilities of $1,622,000. These facilities are expected to contribute approximately $10.0 million in annualized revenues. The acquired facilities include a 74-unit continuum of care center in Brantford, Ontario; a 60-bed nursing homes in St. Petersburg, Florida; a 130-bed nursing home in Little Rock, Arkansas; and an 86-bed nursing home in Hartford, Alabama. Additionally, in 1996 the Company opened a newly constructed facility with 60 beds pursuant to a previous lease commitment and also added a ten-bed rehabilitation unit to a facility in Alabama and 32 beds among three Arkansas facilities.

BUSINESS.

Advocat's operational history can be traced to February 1980 through common senior management involved in different organizational structures. As of December 31, 1996, Advocat operates 87 facilities composed of 65 nursing homes containing 7,399 licensed beds and 22 assisted living centers (also referred to as retirement centers) containing 2,509 units. The Company owns seven nursing homes, acts as lessee with respect to 38 of the nursing homes that it operates, and acts as manager with respect to the remaining 20 nursing homes. The Company owns one assisted living center, acts as lessee with respect to seven of the assisted living centers that it operates, and acts as manager of the remaining 14 assisted living centers. Geographically, 53 of the Company's nursing homes are located in the United States and 12 are located in Canada, while 19 of the Company's 22 assisted living centers are located in Canada. In comparison, at December 31, 1995, the Company operated 84 facilities composed of 64 nursing homes containing 7,324 licensed beds and 20 assisted living centers containing 2,335 units.

The Company's leased and managed homes provide a range of health care services to their residents. In addition to the nursing and social services usually provided in long-term care facilities, the Company offers a variety of rehabilitative, nutritional, respiratory, and other specialized ancillary services. The Company operates facilities in Alabama, Arkansas, Florida, Kentucky, Ohio, South Carolina, Tennessee, Texas, West Virginia, and the Canadian provinces of Ontario and British Columbia.

The Company, in its role as owner, lessee, or manager, is responsible for the day-to-day operation of all operated facilities. These responsibilities include recruiting, hiring, and training all nursing and other personnel, and providing resident care, nutrition services, marketing, quality improvement, accounting, and data processing services for each facility. The lease agreements pertaining to the Company's 45 leased facilities are, in all cases, "triple net" leases, requiring the Company to maintain the premises, pay taxes and pay for all utilities. The leases typically provide for an initial term of ten years with one ten-year renewal option. The average remaining term of the Company's lease agreements, including renewal options, is approximately 14 years.

As compensation for providing management services, the Company earns a management fee, which in 1996 averaged approximately 5% of the facilities' net patient revenues. Of the Company's 34 management contracts, 13 have more than five years remaining on their current terms, 10 have between three and five years remaining on their current terms, and 11 are month-to-month arrangements or have a current term expiring within two years, with an average current maturity of approximately six years.

INDUSTRY

The long-term care industry encompasses a continuum of accommodations and health care services that are provided primarily to the elderly. For those among the elderly requiring limited services, independent living facilities offer assistance with acts of daily living on an "as required" basis. As a resident's need for assistance increases, the benefits of a retirement center, where nutritional, housekeeping, and modest nursing or medical needs can be offered, is preferable. For those elderly in need of specialized support, rehabilitative, nutritional, respiratory, or other treatments, nursing home care is often required. The Company, through its assisted living centers and nursing homes (some of each of which include independent living units), is actively involved in this continuum of care and has, through its history of operating such facilities, developed the expertise required to serve the varied needs of its elderly residents.

Management believes there will continue to be significant growth opportunities in the market for providing health care services to long-term care patients in non-hospital settings, including both nursing homes and assisted living centers. Factors contributing to this growth potential include the following:

         -   Increase in the elderly population (the "Age Wave")

         - Cost containment pressures from government and private pay sources that seek to shift medical care from more expensive providers (such as hospitals) to those that are less expensive (such as nursing homes)

         -   Industry consolidation

         -   Limitations on the supply of long-term care facilities

However, management also recognizes that the industry is in transition. Fundamental changes are afoot that have not yet reached their final destination. The same cost containment pressures that seek to decrease hospital utilization also seek to shift medical care to even more inexpensive alternatives than long-term care (often, to home health care) where such is a viable choice. Advances in medical technology keep people alive and healthier longer, which helps to explain the seeming paradox that in light of an increasing elderly population, nursing home occupancy declined 1% nationally from 1994 to 1995. But the care that nursing homes must provide to their patients is much more intense than it was ten years ago as patients have become generally more sick and infirm. In response to these changes, the Company anticipates diversifying into a variety of non-institutional services.

NURSING HOME AND ASSISTED LIVING CENTER SERVICES

General. As of December 31, 1996, the Company owns, leases, or manages 65 nursing homes with 7,399 licensed beds and 22 assisted living centers with 2,509 units. These 87 facilities further stratify as follows (# of facilities/# of beds or units):


                                       U.S.            Canada            Leased          Owned       Managed
                                    --------           ------            ------         -------      -------
Nursing Homes                       53/5,724          12/1,675          38/4,295         7/706        20/2,398
Assisted Living Centers             3/   149          19/2,360           7/  531         1/128        14/1,850
                                    --------          --------          --------         -----        --------
                                    56/5,873          31/4,035          45/4,826         8/834        34/4,248
                                    ========          ========          ========         =====        ========


For the year ended December 31, 1996, the Company's net patient revenues were $161.9 million, or 97.4% of total net revenues. For the year ended December 31, 1996, the Company's net revenues from the provision of management services were $4.1 million, or 2.5% of the total net revenues. These revenues included $0.5 million of consulting fees relative to the development of three nursing facilities. Net of these consulting fees, the $3.6 million in management fee revenues represented approximately 5% of the $72.1 million net revenues earned by the owners or operators of the facilities under management. See Note 14 of the Company's Consolidated Financial Statements for more information on the Company's geographic operations.

Nursing Home Services. The Company's nursing homes provide basic health care services, including room and board, nutrition services, recreational therapy, social services, housekeeping and laundry services, and nursing services. In addition, the nursing homes dispense medications and otherwise follow care plans prescribed by the patients' physicians. The Company's nursing homes are licensed by state licensing agencies and are extensively regulated at the federal, state, provincial, and local level. In an effort to attract patients with more complex health care needs, the Company also provides for the delivery of ancillary medical services at its leased and managed nursing homes. These specialty services include rehabilitation therapy services, such as speech pathology, audiology, and occupational, hospital-based respiratory, and physical therapies, which are provided through licensed therapists and registered nurses, and the provision of medical supplies, nutritional support, infusion therapies, and related clinical services. The Company has historically contracted with third parties for a fee to assist such parties in the provision of various ancillary services to the Company's patients. The provision of ancillary services has increased dramatically since 1994 as the Company's population of Medicare patients has increased. Additionally, in 1996, the Company expanded its orthotics program. The Company has an ancillary service supply business through which it provides medical supplies and enteral nutritional support services directly to patients. The Company is seeking to expand its sales of supplies directly to the public and independent long-term care operators. The Company expects to continue exploring opportunities to increase its ancillary services.

Assisted Living Center Services. Services and facilities at assisted living centers include central dining facilities, recreational areas, social programs, housekeeping, laundry and maintenance service, emergency call systems, special features for handicapped persons, and transportation to shopping and special events. Assisted living centers are generally not required to be licensed and are subject only to minor regulations (although this environment is becoming more regulated in the United States). Although the assisted living centers provide fewer nursing and medical services than are provided at the Company's nursing homes, the Company believes that the availability of health care services is one of the significant reasons why residents move to an assisted living center. On average, the Company provides 30 to 60 minutes of nursing care per resident per day in its assisted living centers.

OPERATING AND GROWTH STRATEGY

The Company's operating strategy focuses on increasing the revenues and profitability of the nursing homes and assisted living centers that it operates through (i) increasing occupancy levels and improving the payor mix, (ii) containing costs, and (iii) expanding the provision of ancillary services. The Company's primary growth strategy focuses on selective acquisitions of long-term care facility operations through either lease or purchase generally in smaller rural markets in the southeast United States. The Company also intends to pursue additional management contracts, primarily in Canada, where it is one of the largest operators of nursing homes and retirement centers.

Increase Revenue and Profitability at Existing Facilities. The Company's strategy includes increasing facility revenues and profitability levels through increasing occupancy levels and improving payor mix (i.e., increasing the percentage of revenues from private pay and Medicare sources), containing costs, and expanding ancillary services. The Company directs its marketing efforts locally in order to promote higher occupancy levels and improved payor mix at its nursing homes and retirement centers. The Company currently provides nursing and related medical services and certain other specialized services at all of its U.S. nursing homes. Since 1994, the Company has emphasized Medicare occupancy; during 1995, the Company completed its goal of certifying all U.S. facilities for participation in the Medicare program. The one facility among those acquired in 1996 that lacked Medicare certification is expected to receive certification in 1997.

The Company establishes detailed operating budgets at its facilities. The administrator of each facility is responsible for adherence to these budgets, with supervisory oversight at the regional level, as well as further review by members of the executive management. The Company is implementing new information systems that management believes will enhance its ability to collect and review critical operational data on a daily basis.

Prism Relationship. In late 1996, the Company formed a relationship with Prism Health Group, Inc. ("Prism"). Prism is a diversified health care company that specializes in the provision of comprehensive post-acute health care services. Prism will provide comprehensive rehabilitation programs (physical, speech and occupational therapies) in all of the Company's United States nursing facilities (concentrating in one vendor that which had previously been dispersed among several). Through joint studies and development projects, the Company and Prism will seek ways to expand their services to alternative markets. It is anticipated that these efforts will include services to elderly clients in assisted living, home care, speciality unit care, or outpatient rehabilitation settings and could include such services as traditional rehabilitation, fitness programs, medical alert services, equipment rental, adult day care, home care, or specialized recreational programs. An overall goal of the partnership is to develop an identity as the senior services provider within the communities in which the Company has an existing presence.

Growth through Selective Acquisitions of Long-Term Care Facilities. The Company's senior management will continue to focus on leasing or acquiring through purchase additional nursing and retirement centers, concentrating on rural markets in the southeast United States. Management believes that such markets are often under-served by long-term care facilities and offer lower labor costs. The Company's goal is to use its expertise in operating homes to increase the occupancy rates and lower the costs of these acquired facilities. In addition, where market conditions permit, the Company intends to expand the operations of acquired facilities by offering more services, in an effort to increase the profitability of the facilities. The ability to acquire long-term care facility operations through either lease or purchase can be affected by several factors, foremost of which include the pricing expectations of sellers and the ability to finance acquisitions, including the availability of adequate operating capital.

Additional Management Agreements. Management believes that the Company, which is one of the largest operators of nursing homes and assisted living centers in Canada, can attract additional management contract opportunities. Further, it is management's belief that the Company has an excellent reputation for quality care and is recognized, or can be promoted, as having established financial and operational control systems, extensive reimbursement expertise, and access to purchasing economies. In addition to utilizing corporate and regional staff to market its services, the Company has an executive who focuses on increasing the number of beds under management and identifying potential acquisition candidates. The Company has the ability to provide an array of services ranging from total operational management for passive investors in nursing homes and retirement centers to the provision of unbundled consulting services.

MARKETING

The Company's corporate sales and marketing efforts are designed to acquire additional leased facilities and additional management contracts through exhibiting at state and provincial long-term care conventions and through relationships with bankers, receivers, business brokers, and industry consultants. At a local level, the Company's sales and marketing efforts are designed to promote higher occupancy levels and optimal payor mix. Management believes that the nursing and retirement center industry is fundamentally a local industry in which both patients and referral sources are based in the immediate geographic area in which the facility is located. The Company's marketing plan emphasizes the role and performance of the administrator and social service director of each nursing home and the administrator of each retirement center, all of whom are responsible for contacting various referral sources such as doctors, hospitals, hospital discharge planners, churches, and various community organizations. Administrators are evaluated based on their ability to meet specific goals and performance standards that are tied to compensation incentives. The Company's regional managers and corporate staff assist local marketing personnel and administrators in establishing relationships and follow-up procedures with such referral sources. In addition to soliciting admissions from these sources, management emphasizes involvement in community affairs in order to promote a public awareness of the Company's nursing homes and retirement centers and their services. The Company also promotes effective customer relations and seeks feedback through family and employee surveys.

The Company has an internally-developed marketing program that focuses on the identification and provision of services needed by the community. The program assists each facility administrator in analysis of local demographics and competition with a view toward complementary service development. The Company believes that the referral radius in the long-term care industry generally lies within a five to 15-mile radius of each facility depending on population density and that local marketing efforts are consequently more beneficial than broad-based advertising techniques.

DESCRIPTION OF MANAGEMENT SERVICES AND AGREEMENTS

Of the Company's 87 facilities, 34 are operated as managed facilities, where the Company's responsibilities include recruiting, hiring, and training all nursing and other personnel, and providing quality assurance, resident care, nutrition services, marketing, accounting, and data processing services. Services performed at the corporate level include group contract purchasing, employee training and development, quality assurance oversight, human resource management, assistance in obtaining third-party reimbursement, financial and accounting functions, policy and procedure development, system design and development, and marketing support. The Company's financial reporting system monitors certain key data for each managed facility, such as payroll, admissions and discharges, cash collections, net patient care revenues, rental revenues, staffing trend analysis, and measurement of operational data on a per patient basis.

The Company receives a base management fee for the management of long-term care facilities ranging generally from 3.5% to 6.0% of the net revenues of each facility. Other than certain corporate and regional overhead costs, the services provided at the facility are the facility owner's expense. The facility owner also is obligated to pay for all required capital expenditures. The Company generally is not required to advance funds to the owner. However, with respect to one management agreement covering two facilities, the Company advanced approximately $1.5 million. Additionally, the Company guarantees the cash flow of a second limited partnership that the Company manages. Also, pursuant to one of the Company's Canadian management contracts, the Company has guaranteed approximately $0.5 million of the owner's debt relating to the facility. The total debt of this facility is approximately $2.7 million. In the event the Company is called upon to honor its guarantee, the Company would receive a 51% ownership interest in the facility. See Notes 6, 12, and 15 of the Company's Consolidated Financial Statements for more information on these advances and guarantees.

Of the Company's 34 management contracts, five are contracts to manage facilities during Canadian receivership or insolvency proceedings. Although these contracts are generally month-to-month, it has been the Company's experience that the average duration of a receivership or insolvency management appointment is approximately six to twenty-four months. The number of such management appointments fluctuates as troubled facilities are added or are removed due to the disposition of the property by the reciever or owner. These five management contracts are for a base fee with no profit participation, no subordination to debt, no purchase options and no guarantees of debt.

Based upon the initial term and any renewal terms over which the Company holds the option, the remaining 29 contracts expire in the following years:

                                                                               NUMBER OF FACILITIES
                                                                            ----------------------------
                  YEAR                                                      U.S.                  CANADA
                  ----                                                      ----                  ------

                  1997.................................................      0                      3
                  1998.................................................      1                      2
                  1999.................................................      0                      3
                  2000.................................................      0                      1
                  2001.................................................      6                      0
                  2002 and thereafter    ..............................      4                      9
                                                                            --                     --
                         Total.........................................     11                     18
                                                                            ==                     ==

The Company's management fee is subordinated to debt payments at 19 facilities. The Company has a right of first refusal or option to purchase at six facilities, participates in profits over its base management fee at 17 facilities, and is obligated to provide cash flow support at eight facilities. The

Company currently anticipates that, except for the receivership or insolvency contracts, the majority of management contracts coming due for renewal in the next five years will be renewed. However, there can be no assurance that any of such contracts will be renewed.

The following table summarizes the Company's net revenues derived from management services and the net revenues of the managed facilities during the years indicated (in thousands):

                                                                                         PRO FORMA
                                                                     ADVOCAT              ADVOCAT
                                                              ---------------------      --------
                                                                      YEAR ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                 1996        1995          1994
                                                              ---------    --------      --------
    Net Management Fee Revenues(1)                            $   3,652    $  3,618      $  3,583
                                                              =========    ========      ========

    Net Revenues of Managed Facilities                        $  72,076    $ 75,359      $ 71,723
                                                              =========    ========      ========

    Management Fees as a Percentage
       of Net Facility Revenues                                     5.1%        4.8%          5.0%
                                                              =========    ========      ========

    (1) 1996 amount is net of $0.5 million in consulting fees.

DESCRIPTION OF LEASE AGREEMENTS

The Company leases 45 nursing homes and assisted living centers, of which 31 are leased from Omega (a real estate investment trust), 11 are leased from Counsel and three are leased from others. All of the Company's leases are "triple-net," requiring the Company to maintain the premises, pay taxes, and pay for all utilities. The Company typically grants its lessor a security interest in the Company's personal property located at each leased facility. The leases generally require the Company to maintain a minimum net worth, expend specified sums per bed for capital expenditures, maintain certain current ratios and coverage ratios, and prohibit the Company from operating any additional facilities within a certain radius of each leased facility. In addition, the Company is generally required to maintain comprehensive insurance covering the facilities it leases as well as personal and real property damage insurance and professional malpractice insurance. The failure to pay rent within a specified time period constitutes a default under each lease agreement, which default, if uncured, permits the facility's lessor to terminate the lease. In all cases where mortgage indebtedness exists with respect to a leased facility, the Company's interest in the premises is subordinated to that of the lessor's mortgage lenders. One operating lease requires the Company to pay additional lease payments in an amount equal to 60% of pre-tax facility profits, as defined.

Omega Leases. The Company has a master lease with Omega covering 21 facilities (the "Master Lease"), which provides for an initial term of ten years through August 2002 and allows the Company one ten-year renewal option. The Master Lease provides for annual increases in the rent based upon inflation or a percentage of the increase in the net revenues of the facilities, whichever results in the greater increase in rent, up to a maximum increase equal to 5% of the prior year's rent. The Company entered into new agreements with Omega in 1994 with respect to ten facilities. These agreements provide for an initial term of approximately ten years and provide the Company two five-year renewal options. The rent with respect to these facilities is generally at specified levels over the first three years with subsequent increases under a formula similar to that of the Master Lease subject to a maximum increase of 3.9% of the prior year's rent. The Company is in the process of closing one of the facilities covered by the 1994 agreements. The facility had been scheduled for renovation; however, Omega and the Company have agreed that the cost of required renovations is not economically attractive. In general, residents will be moved to other facilities that the Company operates and leases from Omega.

Counsel Leases. The Company leases five facilities from Counsel with an initial term of five years through April 1999 and one five-year renewal option. The Company leases three additional facilities from Counsel with an initial term of ten years through April 2004 and one ten-year renewal option. With respect to these eight facilities, the Company has the right of first refusal and a purchase option at the end of the respective lease terms. Additionally, the rent is at a level amount throughout the initial terms. The Company leases three additional facilities from Counsel with a lease term through August 2002. These facilities are subject to a participating mortgage from Counsel in favor of Omega. At the end of the lease term, the Company has the right to purchase these facilities. In addition, the Company can require Counsel to transfer these facilities to Omega, at which time the Company has the right to lease these facilities from Omega in accordance with the terms of the Master Lease. Rent increases with respect to these facilities are calculated under the same terms as applicable in the Omega Master Lease.

See Note 12 of the Company's Consolidated Financial Statements for more information on the Company's lease agreements.


DISPUTE WITH COUNSEL

In February 1996, Counsel made certain claims with respect to the leases and management contracts to which it and the Company are a party. The Company's Board of Directors created a special committee of Directors not affiliated with management of the Company or Counsel to review such claims. During the year, the special committee reviewed various documentation and met with representatives from both the Company and Counsel. As a result of the work of the special committee, Counsel voluntarily withdrew one of the two claims made against the Company. In November 1996, Mr. Silber and Mr. Sonshine, both key executives of Counsel, resigned from the Board of Directors of the Company, and subsequently, the special committee concluded its review of these matters. In February 1997, the remaining claim by Counsel was submitted to the American Arbitration Association under the alternative resolution dispute provisions of the original management contract.

FACILITIES

The following table summarizes certain information regarding the nursing homes and assisted living centers leased, owned, or managed by the Company as of December 31, 1996:

NURSING HOMES:

                                                                                                                 AVERAGE
                                                                                                            OCCUPANCY RATES (1)
                                                                                 LICENSED                   FOR THE YEAR ENDED
                                                                                  NURSING   LEASED (L)          DECEMBER 31,
                                                                                   HOME      OWNED (0)   -----------------------
              FACILITY NAME                                         LOCATION       BEDS    MANAGED (M)   1996     1995     1994
              -------------                                         --------       ----    -----------   ----     ----     ----
ALABAMA
         Dauphin Health Care Facility...............................Mobile          151                  95.9
         Westside Health Care Center................................Huntsville      129       L          94.4     95.0     98.1
         Lynwood Nursing Home.......................................Mobile          127       L          92.8     96.4     97.7
         Canterbury Health Care Facility ...........................Pheonix City    137       L          97.1     97.0     97.9
         Windsor House .............................................Huntsville      117       O(2)       94.0     97.7     95.9
         Northside Health Care......................................Gadsden         105       L          97.5     97.0     97.4
         Hartford Health Care.......................................Hartford         86       O(3)       99.7       --       --
                                                                                  -----                  ----     ----     ----
                  Total -- Alabama .................................                852                  95.5%    96.3%    97.3%
                                                                                  -----                  ----     ----     ----

ARKANSAS
         Ouachita Convalescent Center...............................Camden          142       L          85.0     83.4     80.8
         Pinedale Nursing Home......................................Newport         130       O(3)       88.2       --       --
         Grant County Nursing Home..................................Sheridan        121       L          91.5     93.9     92.6
         Walnut Ridge Convalescent Center...........................Walnut Ridge    119       L          91.5     96.0     95.2
         Rich Mountain Manor........................................Mena            115       L          89.8     89.8     94.1
         Ash Flat Convalescent Center...............................Ash Flat        105       L          87.5     88.4     85.3
         Faulkner Nursing Home......................................Conway          105       L          75.9     74.5     67.3
         Garland Convalescent Center................................Hot Springs     105       L          74.8     78.9     70.8
         Stillmeadow Convalescent Center............................Malvern         104       L          73.6     83.2     91.9
         Eureka Springs Convalescent Center.........................Eureka Springs  100       L          65.8     54.6     58.8
         Des Arc Convalescent Center................................Des Arc          98       L          61.6     66.1     66.0
         Pocohontas Convalescent Center.............................Pocahontas       97       L          95.8     98.3     98.4
         Garland Pines Convalescent Center..........................Hot Springs      70       L          83.1     87.0     77.1
                                                                                  -----                  ----     ----     ----
                  Total -- Arkansas ................................              1,411                  81.9%    82.9%    81.7%
                                                                                  -----                  ----     ----     ----


NURSING HOMES (CONTINUED):                                                                                        AVERAGE
                                                                                                            OCCUPANCY RATES (1)
                                                                                LICENSED                    FOR THE YEAR ENDED
                                                                                NURSING    LEASED(L)            DECEMBER 31,
                                                                                 HOME       OWNED(O)        ---------------------
                  FACILITY NAME                              LOCATION            BEDS      MANAGED(M)  1996    1995       1994
                  -------------                              --------            ----      ----------  ----    ----       ----

FLORIDA
         Cedar Hills Nursing Center..........................Jacksonville        180        M        93.1%      96.3%      97.0%
         Leesburg Nursing Center.............................Leesburg            120        L(4)     85.7       91.5       94.0
         Southern Pines Nursing Center.......................New Port Richey     120        M        96.0       93.8       96.9
         DeSoto Manor Nursing Home...........................Arcadia             118        L(4)     90.0       90.5       89.4
         Hardee Manor Care Center............................Wauchula             79        L(4)     96.2       97.3       97.5
         Golfcrest Nursing Home............................. Hollywood            67        M        91.1       93.7       97.2
         Good Samaritan Nursing Home.........................St Petersburg        6O        O(5)     75.0       71.2       81.6
         Golfview Nursing Home...............................St Petersburg        56        M        83.0       86.1       81.2
                                                                                 ---                 ----       ----       ----
                  Total -- Florida ..........................                    800                 90.0%      91.6%      93.2%
                                                                                 ---                 ----       ----       ----


KENTUCKY
         Sunrise Health Care Center..........................Ashland             147        L(6)(7)  66.3       84.7       92.5(8)
         Wurtland Health Care Center.........................Wurtland            126        L        93.1       94.9       93.3
         Carter Health Care Center...........................Grayson             120        L        97.0       96.5       97.3
         Boyd Nursing & Rehabilitation Center................Ashland              60        L(6)     71.0         (9)        --
         Elliott Nursing & Rehabilitation Center.............Sandy Hook           60        L(6)       (9)        --         --
         South Shore Health Care Center......................South Shore          60        L        94.9       94.7       95.4
         West Liberty Health Care Center.....................West Liberty         48        L        94.2       96.8       93.5(8)
                                                                                 ---                 ----       ----       ----
                  Total -- Kentucky .........................                    621                 84.8%      93.0%      94.3%
                                                                                 ---                 ----       ----       -----


OHIO
         Best Care...........................................Wheelersburg        151        L        92.8       94.0       96.7
                                                                                 ---                 ----       ----       ----
                  Total -- Ohio .............................                    151                 92.8%      94.0%      96.7%
                                                                                 ---                 ----       ----       ----


NURSING HOMES (CONTINUED):                                                                                  AVERAGE
                                                                                                        OCCUPANCY RATES (1)
                                                                                  LICENSED              FOR THE YEAR ENDED
                                                                                  NURSING  LEASED(L)        DECEMBER 31,
                                                                                   HOME    OWNED(O)   -------------------------
                  FACILITY NAME                                     LOCATION       BEDS   MANAGED(M)  1996     1995     1994
                  -------------                                     --------       ----   ----------  ----     ----     ----

TENNESSEE
         Martin Health Care.........................................Martin         150        L(4)       75.4%    85.1%    84.9%
         Laurel Manor Health Care Facility..........................New Tazewell   134        L          98.4     97.0     97.2
         Cambridge Medical Center...................................Smyrna         125        L          85.3     95.9     92.9
         Briarcliff Health Care Center..............................Oak Ridge      120        L(4)       94.1     92.5     91.3
         Manor House of Dover.......................................Dover           88        L          98.4     99.0     99.0
                                                                                 -----                   ----     ----     ----
                  Total -- Tennessee................................               617                   89.3%    93.3%    92.3%
                                                                                 -----                   ----     ----     ----

TEXAS
         South Park Manor...........................................Corpus Christi 189        L(4)       66.1     66.5     66.5
         Aransas Pass Convalescent Center...........................Aransas Pass   170        L(4)       61.8     62.6     61.7
         Afton Oaks Nursing Center..................................Houston        169        O(10)      87.4     88.5      --
         Hillside Lodge.............................................Beeville       120        L(4)       54.6     62.4     68.4
         Chisolm Trail..............................................Lockhart       100        M(11)      80.6     74.8     71.5
         Yorktown Manor.............................................Yorktown        92        M(11)      71.5     82.3     93.3
         Lampasas Manor.............................................Lampasas        68        M(11)      84.9     92.6     87.2
         Refugio Manor..............................................Refugio         64        M(11)      94.1     92.6     91.4
         Goliad Manor...............................................Goliad          60        M(11)      83.2     79.4     90.4
         Hillcrest Manor............................................Luling          60        M(11)      89.9     94.9     84.3
                                                                                 -----                   ----     ----     ----
                  Total -- Texas....................................             1,092                   74.3%    74.4%    74.8%
                                                                                 -----                   ----     ----     ----


WEST VIRGINIA
         Boone Health Care Center...................................Danville       120        L(6)       78.8     75.8     89.4
         Laurel Nursing & Rehabilitation Center.....................Big Otter       60        L(6)       (9)       --       --
                                                                                 -----                   ----     ----     ----
                  Total -- West Virginia.....................................      180                   78.8%    75.8%    89.4%
                                                                                 -----                   ----     ----     ----


NURSING HOMES (CONTINUED):                                                                                       AVERAGE
                                                                                                            OCCUPANCY RATES(1)
                                                                                    LICENSED                FOR THE YEAR ENDED
                                                                                    NURSING   LEASED(L)        DECEMBER 31,
                                                                                     HOME     OWNED(O)  ------------------------
                  FACILITY NAME                               LOCATION               BEDS    MANAGED(M)1996      1995      1994
                  -------------                               --------               ----   ---------- ----      ----      ----

ONTARIO, CANADA
         Chelsey Park Oxford..................................London, Ontario         247       M      99.6%     99.6%     99.7%
         Chelsey Park.........................................Mississauga, Ontario    237       M      98.0      98.3      99.2
         Rockcliffe Nursing Home..............................Scarborough, Ontario    204       M      99.4      99.5      98.8
         Cheltenham Nursing Home..............................Willowdale, Ontario     170       M      99.3      99.3      98.8
         Altamont Nursing Home................................West Hill, Ontario      159       M      98.5      97.1      99.0
         Tullamore Nursing Home...............................Brampton, Ontario       159       M      99.0      98.9      99.8
         Chelsey Park........................................ Streetsville, Ontario   118       M      99.8      99.7      99.9
         Tilbury Manor........................................Tilbury, Ontario         85       O(12)  94.0      83.0      80.0
         Oxford Regional Nursing Home.........................Ingersoll, Ontario       80       M      99.9      99.9      99.9
         St. Demetrius........................................Weston, Ontario          80       M      86.1       N/A       N/A
         Knollcrest...........................................Milverton, Ontario       77       M      95.4      95.7       --
         Brucefield Manor.....................................Brampton, Ontario        59       O      85.8       --        --
                                                                                      ---              ----      ----      ----
                  Total -- Canada.............................                      1,675              98.0%(14) 97.9%(14) 99.0%(14)
                                                                                    -----              ====      ====      ====

                  Total -- 65 Nursing Homes............................             7,399              87.9%(14) 89.6%(14) 89.6%(14)
                                                                                    =====              ====      ====      ====

                                                                                                               AVERAGE
ASSISTED LIVING CENTERS:                                                                                   OCCUPANCY RATES (1)
                                                                                   ASSISTED               FOR THE YEAR ENDED
                                                                                    LIVING    LEASED(L)       DECEMBER 31,
                                                                                    CENTER   OWNED(O)  ------------------------
                  FACILITY NAME                               LOCATION               UNITS  MANAGED(M) 1996      1995      1994
                  -------------                               --------            --------- ---------- ----      ----      ----
CANADA
         Chelsey Park Retirement Center.......................London, Ontario        295     M        94.3%     99.3%     102.0%
         Belmont Manor........................................Kitchener, Ontario     279     M        93.9       --        --
         The Grenadier........................................Toronto, Ontario       231     M(15)    80.7      73.3       --
         Hawthorn Park Condominiums...........................Kelowna, BC            186     M        N/A       N/A        N/A
         Courtyard Gardens....................................Richmond, BC           139     M(15)   105.5     106.0      105.0
         Hawthorn Park Retirement Community...................Kelowna, BC            135     L(4)    107.7     111.6      110.3
         Greenview Lodge......................................Toronto, Ontario       126     M(16)    N/A       N/A        N/A
         Metcalfe Gardens.....................................St. Thomas, Ontario    102     L(4)     88.9      91.9       85.4
         Bruce Retirement Villa...............................Windsor, Ontario        96     M(17)    58.6      --         --
         Cavendish Manor......................................Niagara Falls, Ontario  93     O(18)    82.7      80.9       60.8
         The Richmond.........................................Belleville, Ontario     88     M        88.2      80.6       --
         Erie Glen Manor......................................Leamington, Ontario     85     L(4)     94.9     103.3      100.2
         Maple City Residence.................................Chatham, Ontario        83     L(4)     81.5      81.2       83.8
         Park Street Place....................................Dresden, Ontario        70     M(17)    66.0       --          --
         The Birchwood........................................Chilliwack, BC          67     M       105.7     106.6      106.9
         Goderich Place.......................................Goderich, Ontario       66     M(17)    80.5       --          --
         Waverly Mansion......................................London, Ontario         60     M(17)    69.1       --          --
         Hudson Manor.........................................Tilbury, Ontario        53     L(4)     79.0      83.8       83.3
         Willoughby Manor.....................................Niagara Falls, Ontario  51     M(17)    (9)        N/A       N/A
         St. Demetrius (19)...................................Weston, Ontario         40     M        (9)        N/A       N/A
         Brucefield Manor (19)................................Brantford, Ontario      15     O        62.6       --          --
UNITED STATES
         Greenville Care......................................Greenville, SC          56     M        53.6      --           --
         Canterbury Health Care Facility (19).................Phenix City, AL         35     L        37.3      66.5       83.9
         Windsor House (19)...................................Huntsville, AL          17     O(2)     85.7      47.4       32.8
         Sunrise Health Care Center (19)......................Ashland, KY             13     L(6)     61.2      55.7       (20)
         Garland Village Apartments...........................Hot Springs, AR         12     L       105.3      91.4       76.7
         Pine Manor Apartments................................Camden, AR              12     L       100.9      91.9      100.0
         West Liberty Health Care Center (19).................West Liberty, KY         4     L        84.4      76.9       (20)
                                                                                   -----             -----      ----      -----
                  Total Units -- 22 Assisted Living Centers                        2,509              92.4%(14) 95.8%(14)  96.9%(14)
                                                                                   -----             -----      ----      -----
                  Total Beds -- 87 Facilities.................                     9,908              88.6%(14) 90.4%(14)  90.8%(14)
                                                                                   =====             =====      ====      =====

(1) The average occupancy is equal to the actual patient or resident days during which the Company operated the facility for the year divided by the beds or units available for occupancy during the year. If no percentage is presented, the Company did not operate the facility during the year. Available occupancy of retirement centers is based on one person per unit.

(2)  Facility purchased November 1, 1994; previously leased.

(3)  Facility purchased June 30, 1996.

(4)  The Company holds an option to purchase these facilities.

(5)  Facility purchased February 20, 1996; previously managed.

(6) The Company manages this facility for net profits under an interim agreement pending completion of a formal lease.

(7) Facility in process of being closed; most patients expected to be absorbed by other Company facilities.

(8)  Occupancy rate includes contribution of retirement center units.

(9) Facility opened during the year; occupancy statistics are not deemed relevant for presentation during the fill-up phase.

(10) Facility purchased November 30, 1995.

(11) The Company manages these facilities on behalf of TDLP, a limited partnership of which the Company is the general partner. Because of continuing potential financial obligations of the Company to the limited partnership, the operations of these facilities are included in the operations of the Company in accordance with generally accepted accounting principles. See Note 6 of the Company's Consolidated Financial Statements for a more detailed explanation.

(12) Facility purchased December 1, 1994; previously managed.

(13) Facility purchased November 28, 1996.

(14) Average occupancy for the group excludes facilities under development or facilities managed during receivership or insolvency proceedings.

(15) The Company holds a minority joint venture interest in this facility.

(16) The Company provides limited consulting services for a fee.

(17) Managed during receivership or insolvency proceedings.

(18) Facility purchased December 31, 1995; previously managed.

(19) These facilities are not included in the total number of retirement centers since they are part of a nursing/retirement facility complex. Retirement units are included in the count of retirement units.

(20) Occupancy rate included under nursing home listing.

ORGANIZATION

The Company's long-term care facilities are currently organized into nine regions, six in the United States and three in Canada, each of which is supervised by a regional vice president or manager. The regional vice president or manager is supported by nursing and human resource personnel, a regional controller, assistant regional managers, and clerical personnel, all of whom are employed by the Company. The day-to-day operations of each leased and managed nursing home are supervised by an on-site licensed administrator. The administrator of each nursing home is supported by other professional personnel, including a medical director, who assists in the medical management of the facility, and a director of nursing, who supervises a staff of registered nurses, licensed practical nurses, and nurses aides. Other personnel include dietary staff, activities and social service staff, housekeeping, laundry and maintenance staff, and a business office staff. Each retirement center leased by the Company is supervised by an on-site administrator, who is supported by a director of resident care, a director of food services, a director of maintenance, an activities coordinator, dietary staff and housekeeping, laundry and maintenance staff. With respect to the managed facilities, the majority of the administrators are employed by the Company, and the Company is reimbursed for their salaries and benefits by the respective facilities. All other personnel at managed facilities are employed and paid by the owner of the nursing home or retirement center, not by the Company. All personnel at the leased or owned facilities, including the administrators, are employed by the Company.

The Company has in place a Continuous Quality Improvement ("CQI") program, which is focused on training direct care givers. The Company conducts monthly audits to monitor adherence to the standards of care established by the CQI program at each facility leased or managed by the Company. The facility administrator, with assistance from regional nursing personnel, is primarily responsible for adherence to the Company's quality improvement standards. In that regard, the annual operational objectives established by each facility administrator include specific objectives with respect to quality of care. Performance of these objectives is evaluated quarterly by the regional vice president or manager, and each facility administrator's incentive compensation is based, in part, on the achievement of the specified quality objectives. Issues regarding quality of care and resident care outcomes are addressed monthly by senior management. The Company also has established a quality improvement committee consisting of nursing representatives from each region. This committee periodically reviews the Company's quality improvement programs and, if so directed, conducts facility audits as required by the Company's executive committee. The Company and its predecessor have operated a medical advisory committee in Ontario for more than 12 years and has developed similar committees in some of the other jurisdictions in which it operates. It is the Company's view that these committees provide a vehicle for ensuring greater physician involvement in the operations of each facility with resulting improved focus on CQI and resident care plans. In addition, the Company has provided membership for all of its medical directors in the American Medical Directors Association. All of the nursing homes operated by the Company in Ontario have been accredited by the Canadian Council on Health Facilities Accreditation. The Company is also in the process of seeking accreditation of each of its U.S. nursing homes by the Joint Commission on the Accreditation of Healthcare Organizations. The CQI program used at all locations was designed to meet accreditation standards and to exceed state and federal government regulations.

COMPETITION

The nursing home and retirement center business is highly competitive. The Company faces direct competition for additional facilities and management agreements and the facilities operated by the Company face competition for employees, patients, and residents. The Company plans to expand its business through the acquisition of additional leased or owned long-term care facilities and through additional management contracts. The Company competes with a variety of other companies to acquire such facilities and to provide contract management services. Some of the Company's present and potential competitors for acquisitions and management agreements are significantly larger and have or may obtain greater financial and marketing resources. Competing companies may offer newer or different services that may be more attractive to facility owners, patients, and residents than the services offered by the Company. The Company also faces competition from local owner-operators of nursing homes and retirement centers who are potential clients for the Company's management services.

The nursing homes and retirement centers that the Company operates compete with other facilities in their respective markets, including rehabilitation hospitals, other "skilled" or "intermediate" nursing homes and personal care residential facilities. In the few urban markets in which the Company operates, some of the long-term care providers with which the Company's operated facilities compete are significantly larger and have or may obtain greater financial and marketing resources than the Company's operated facilities. Some of these providers are not-for-profit organizations with access to sources of funds not available to the facilities operated by the Company. Construction of new long-term care facilities near the Company's existing operated facilities could adversely affect the Company's business. Management believes that the most important competitive factors in the long-term care business are: a facility's local reputation with referral sources, such as acute care hospitals, physicians, religious groups, other community organizations, managed care organizations, and a patient's family and friends; physical plant condition; the ability to identify and meet particular care needs in the community; the availability of qualified personnel to provide the requisite care; and the rates charged for services. There is limited, if any, price competition with respect to Medicaid and Medicare patients, since revenues for services to such patients are strictly controlled and are based on fixed rates and cost reimbursement principles. Although the degree of success with which the Company's operated facilities compete varies from location to location, management believes that its operated facilities generally compete effectively with respect to these factors.


REIMBURSEMENT OF NURSING HOMES

The nursing homes operated by the Company derive revenues under Medicaid, Medicare, the Ontario Government Operating Subsidy program, and private pay sources. The retirement centers derive virtually all of their revenues from private pay sources. The Company employs specialists in reimbursement at the regional and corporate level to monitor both Medicaid and Medicare regulatory developments, to comply with all reporting requirements, and to maximize payments to its operated nursing homes. It is generally recognized that all government funded programs have been and will continue to be under cost containment pressures. The extent to which these pressures will affect the Company's future operations is unclear.

Medicaid. Medicaid is a state administered reimbursement program that covers both "skilled" and "intermediate" long-term care. Although Medicaid programs vary from state to state, typically they provide for payment to long-term care facilities of certain expenses, up to established ceilings, at rates based upon cost reimbursement principles. Reimbursement rates typically are determined by the state from "cost reports" filed annually by each facility, on a prospective or retrospective basis. In a prospective system, a rate is calculated from historical data and updated using an inflation index. The resulting prospective rate is final, but in some cases may be adjusted pursuant to an audit. In this type of payment system, facility cost increases during the rate year do not affect revenues in that year. In a retrospective system, final rates are based on reimbursable costs for that year. An interim rate is calculated from previously filed cost reports, and may include an inflation factor to account for the time lag between the final cost report settlement and the rate period. Consequently, facility cost increases during any year may affect revenues in that year. All of the states in which the Company currently operates have converted or are scheduled to convert from either a retrospective or a prospective system, which generally recognizes only two or three levels of care, to a case mix prospective pricing system, pursuant to which payment to a facility for patient services directly considers the individual patient's condition and need for services.

Medicare. Medicare is a federally-funded and administered health insurance program that provides coverage for beneficiaries who require skilled nursing and certain medical services such as physical, speech, and occupational therapy, pharmaceuticals and medical supplies. Medicare benefits are not available for patients requiring intermediate and custodial levels of care or for retirement center unit rentals. Each nursing home facility receives interim payments during the year, which are adjusted based on the submission of a cost report at the end of each year to reflect actual allowable direct and indirect costs of services plus a return on equity. In addition, the Company directly bills Medicare under Part B benefits for nutritional support and certain other services and supplies. Medicare payments for these services are based on a fixed-fee schedule determined by Medicare.

Ontario Government Operating Subsidy Program. The Ontario Government Operating Subsidy program ("OGOS") regulates both the total charges allowed to be levied by a licensed nursing home and the maximum amount that the OGOS program will pay on behalf of nursing home residents. The maximum amounts that can be charged to residents for ward, semi-private and private accommodation are established each year by the Ontario Ministry of Health. Regardless of actual accommodation, at least 40% of the beds in each home must be filled at the ward rate. Generally, amounts received from residents should be sufficient to cover the accommodation costs of a nursing home, including food, laundry, housekeeping, property costs and administration. In addition, the Ontario government totally subsidizes each individual, and funds each nursing home for the approximate care requirements of its residents. This funding is based upon an annual assessment of the levels of care required in each home, from which "caps" are determined and funding provided on a retrospective basis. The Ontario government funds from 35% to 70% of a resident's charges, depending on the individual resident's income and type of accommodation. The Company receives payment directly from OGOS by virtue of its ownership of two nursing homes in Canada. Additionally, the Company earns management fees from Canadian nursing homes, which derive significant portions of their revenues from OGOS.

Private Payors. The Company classifies payments from individuals who pay directly for services without government assistance as private pay revenue. The private pay classification also includes revenues from commercial insurers, HMOs, and other charge-based payment sources. Veterans Administration payments are included in private pay and are made pursuant to renewable contracts negotiated with these payors.

The following table sets forth net patient revenues by payor source for the Company for the periods presented:

                                                                            YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------------------------
                                                                            (DOLLARS IN THOUSANDS)
                                                              1996                  1995                 1994 (1)
                                                        -----------------      ----------------       -------------

     Medicaid.....................                    $ 91,089      56.2%      $ 79,821   58.6%      $61,389    61.8%
     Medicare.....................                      41,566      25.7         28,963   21.3        14,107    14.2
     Private Pay (2)..............                      29,274      18.1         27,336   20.1        23,830    24.0
                                                      --------      -----      --------  -----       -------   -----
            Total.................                    $161,929      100.0%     $136,120  100.0%      $99,326   100.0%
                                                      ========      =====      ========  =====       =======   =====

     ----------------------

     (1)    Pro forma Advocat

     (2) Includes assisted living center revenues, which are 100% private pay. The mix of Medicaid, Medicare and private pay for nursing homes in 1996 was 59.3%, 27.1%, and 13.6%, respectively.

Patient and residential service is generally provided and charged in daily service units, commonly referred to as patient days. The following table sets forth patient days by payor source for the Company for the periods presented:


                                                                            YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------------------------
                                                           1996                     1995                1994 (1)
                                                   --------------------     ----------------------   ---------------

     Medicaid.....................                 1,253,342      69.1%      1,160,593     69.1%       945,635    67.4%
     Medicare.....................                   120,458       6.6         102,777      6.1         34,262     4.0
     Private Pay (2)..............                   440,130      24.3         417,141     24.8        401,923    28.6
                                                   ---------     -----       --------     ----       ---------   -----
            Total.................                 1,813,930     100.0%      1,680,511    100.0%     1,404,249   100.0%
                                                   =========     =====       =========    =====      =========   =====
     ----------------------

     (1)    Pro forma Advocat

     (2) Includes assisted living center days, which are 100.0% private pay. The mix of Medicaid, Medicare and private pay for nursing homes in 1996 was 78.0%, 7.5%, and 14.5%, respectively.


The above tables include net patient revenues and the patient days of the six facilities comprising Texas Diversicare Limited Partnership. See Note 6 of the Company's Consolidated Financial Statements.

Consistent with the nursing home industry in general, changes in the mix of a facility's patient population among Medicaid, Medicare, and private pay can significantly affect the profitability of the facility's operations.

For information about revenue, operating income, and identifiable assets attributable to the Company's United States and Canadian operations, see Note 14 of the Company's Consolidated Financial Statements.

REGULATION

All of the nursing homes and assisted living centers operated by the Company are subject to certain federal statutes and regulations and to statutory and regulatory licensing requirements by state, provincial, and local authorities. State, provincial, and local agencies survey all facilities on a regular basis to determine whether such facilities are in compliance with governmental operating and health standards and conditions for participation in government sponsored third-party payor programs. Such facilities are also subject to various local building codes and other ordinances, including fire safety codes.

All of the facilities located in the United States, to the extent required, are licensed under applicable law, and the nursing homes are certified or approved as providers under one or more of the Medicaid, Medicare, or Veterans Administration programs. Both initial and continuing qualification for participation in such programs depend upon many factors, including accommodations, equipment, services, patient care, safety, personnel, physical environment, and adequate policies, procedures and controls. Furthermore, licensing, certification, and other applicable standards vary from jurisdiction to jurisdiction and are revised periodically. Management believes that the facilities operated by the Company are in substantial compliance with the various Medicaid and Medicare regulatory requirements applicable to them. However, in the ordinary course of its business, the Company receives notices of deficiencies for failure to comply with various regulatory requirements. The Company reviews such notices and takes appropriate corrective action. In most cases, the Company and the reviewing agency will agree upon the measures to be taken to bring the facility into compliance with regulatory requirements. In some cases or upon repeat violations, the reviewing agency may take various adverse actions against a facility including the imposition of fines, temporary suspension of admission of new patients to the facility, suspension or decertification from participation in the Medicaid or Medicare programs and, in extreme circumstances, revocation of a facility's license. These actions may adversely affect the facility's ability to continue to operate, the ability of the Company to provide certain services, and eligibility to participate in the Medicaid, Medicare, or Veterans Administration programs. Certain of the Company's facilities have received notices in the past from state agencies that, as a result of certain alleged deficiencies, the agency was taking steps to decertify the facility from participation in Medicare and Medicaid programs. In all cases, such deficiencies were remedied before any facilities were decertified.

On July 1, 1995, new federal nursing home survey and certification regulations went into effect for facilities participating in the Medicare and Medicaid programs. These regulations significantly change the process of surveying and certifying compliance of Medicare and Medicaid facilities, moving from a "perfect compliance" standard to one of "substantial compliance". The new regulations also give regulators more flexibility in designing remedies for non-compliance; however, any non-compliance resulting in immediate jeopardy of a patient's life or health will always require either termination of the provider or appointment of a temporary manager to remove the immediate jeopardy. The new regulations curtail a provider's appeal rights to some extent.

As a provider of services under the Medicare and Medicaid programs in the United States, the Company is subject to Medicare and Medicaid fraud and abuse laws. These laws prohibit any bribe, kickback, rebate, or remuneration of any kind in return for the referral of Medicare or Medicaid patients. In addition, several states in which the Company operates have laws that prohibit certain direct or indirect payments or fee-splitting arrangements between health care providers, if such arrangements are designed to induce or encourage the referral of patients to a particular provider. Violations of these federal or state laws may result in civil and criminal penalties and exclusion from participation in the Medicaid and Medicare programs. Such laws are broad, vague, and subject to somewhat varying interpretations by the courts and regulatory agencies. To provide guidance to health care providers on ways to engage in legitimate business practices and avoid scrutiny under the statute, the Office of Inspector General ("OIG") of the Department of Health and Human Services ("DHHS") has issued "fraud alerts" identifying features of transactions and practices in various industries (e.g., clinical laboratories) that, if present, may indicate violations of the law. In June, 1995, the OIG issued a special fraud alert dealing with fraud and abuse in the home health industry, followed by an August 4, 1995, special fraud alert on provision of medical supplies to nursing facilities. It is anticipated that the OIG will continue to issue such fraud alerts, and the OIG is currently focusing on investigating fraud in areas of home health and nursing home care. On July 29, 1991, pursuant to the "Medicare and Medicaid Patient and Program Protection Act of 1987," the OIG issued "safe harbor" regulations, specifying certain business practices which are exempt from sanctions under the fraud and abuse laws. The practices covered by the regulations include certain investments, rental of space and equipment, personal services and management contracts, sales of physician practices, referral services, warranties, discounts, payments to employees, group purchasing organizations and waivers of beneficiary deductibles and co-payments. Additional safe harbor regulations were proposed by DHHS on July
9, 1993. These additional safe harbors, if adopted, would cover investment interests in rural areas, investments in ambulatory surgery facilities, investments in group practices composed exclusively of active investors, practitioner recruitment, obstetrical malpractice insurance subsidies, referral agreements for specialty services, and cooperative hospital service organizations. On January 25, 1996, a final rule regarding safe harbors for managed care was promulgated by the OIG.

There have been several court decisions which have interpreted the scope of the fraud and abuse rules. One of the principal holdings of these cases has been that even if only one purpose of the payments made was to induce future referrals of business (as opposed to the sole or primary purpose for such payments) an illegal kickback may exist. These cases adopted a broad interpretation of the fraud and abuse rules which may be viewed as precedents in future prosecutions. A recent administrative case concluded that the anti-kickback statute may be violated when there is a knowing and willful intent to exercise influence over the judgement of a referral source in an effort to cause referrals. Although the fraud and abuse rules currently apply only to the referral of patients whose care is reimbursed under Medicare, Medicaid, and governmental programs, Federal legislation has been introduced at various times to broaden this statute to cover all payors.

The Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), signed into law by President Clinton on August 21, 1996, contains provisions allowing providers to seek advisory opinions, starting in February of 1997, from the United States Department of Health and Human Services ("HHS"), in consultation with the United States Attorney General, regarding whether specific arrangements will be deemed violative of the Medicare-Medicaid anti-kickback statutes. Failure to seek an advisory opinion, however cannot be used as evidence that a party intended to violate the fraud and abuse provisions of Medicare and Medicaid law. All advisory opinions will be publicly available, but will not be binding on HHS except as to the party specifically requesting the advisory opinion. While it is anticipated that publication of advisory opinions will help to clarify various aspects of federal law, the Clinton administration has formulated legislation that would effectively terminate the availability of advisory opinions, on the ground that the process is unduly cumbersome to the government. Further, HIPAA directs the Inspector General of HHS and the Attorney General to implement programs coordinating federal, state and local anti-fraud and abuse law enforcement and establishing a Medicare Integrity Program under which there will be increased scrutiny of health care providers for fraud and abuse.

Physician Self-Referral Legislation. Physician ownership of or investment in healthcare entities to which they refer patients has come under increasing scrutiny at both state and federal levels. Congress passed legislation (commonly referred to as "Stark II") which prohibits physicians from referring, on or after January 1, 1995, Medicare or Medicaid patients for certain designated health services to entities in which they have an ownership or investment interest or with which they have a compensation arrangement, subject to certain narrowly defined exceptions. These designated health services include clinical laboratory services, physician and occupational therapy services, radiology and radiation therapy services and supplies, equipment, supplies and services related to parenteral and enteral nutrients, durable medical equipment and supplies, prosthetics, orthotics and prosthetic devices, home health services and supplies, outpatient prescription drugs, and inpatient and outpatient hospital services. To the extent that these services are provided by the nursing homes operated by the Company, physicians who have a financial relationship with the Company will be subject to the provisions of Stark II. A number of states have passed similar legislation that extends a Stark II type of prohibition to also apply to the referral of private pay patients. Several other states are considering similar legislation. The American Medical Association has also adopted ethical guidelines, which provide that under certain circumstances, it is unethical for physicians to refer patients to facilities in which they have an ownership interest.

Managed Care. There is a general trend in the health care industry toward managed care. The Company is unable to predict what effect the trend could have on its operations.

Reporting Requirement. As of January 1, 1995, all Medicare providers are required to report to DHHS regarding ownership or investment arrangements involving referring physicians. Congress has further directed the General Accounting Office to study and report to Congress on the effect on the Medicare program, if any, of transactions involving physician ownership of healthcare providers, or compensation from any entity providing items or services, to which the physician makes referrals and for which payment may be made under the Medicare program, and to include such recommendations as may be appropriate to strengthen current law preventing Medicare program abuse.

While the Company intends to attempt to comply with the current requirements of applicable federal and state law, no assurances can be given that a federal or state agency charged with enforcement of the federal and anti-kickback statute, physician self-referral statute, or similar state or federal laws might not assert a contrary position. Furthermore, neither the Company nor the industry is able to predict what effect laws and regulations currently under consideration may have on its operations or on relationships which the Company has established, or may establish, with physicians or other healthcare providers.

Privately owned nursing homes in Ontario are licensed by the Ministry of Health under the Ontario Nursing Homes Act. The legislation, together with program manuals, establish the minimum standards that are required to be provided to the patients of the home, including staffing, space, nutrition, and activities. The licenses also limit the number of patients allowed to reside in any particular nursing home. Patients can only be admitted and be subsidized if they require at least 1-1/2 hours per day of care, as determined by a physician. Retirement centers in Canada are generally regulated at the municipal government level in the areas of fire safety and public health and at the provincial level in the areas of employee safety, pay equity, and, in Ontario, rent control.

SUPPLIES AND EQUIPMENT

The Company purchases drugs, solutions and other materials and leases certain equipment required in connection with the Company's business from many suppliers. The Company has not experienced, and management does not anticipate that the Company will experience, any significant difficulty in purchasing supplies or leasing equipment from current suppliers. In the event that such suppliers are unable or fail to sell supplies or lease equipment to the Company, management believes that other suppliers are available to adequately meet the Company's needs at comparable prices. National purchasing contracts are in place for all major supplies, such as food, linens, and medical supplies. These contracts assist in maintaining quality, consistency and efficient pricing.

INSURANCE

With respect to U.S. operations, the Company currently maintains general and professional liability insurance with both per claim coverage of $1.0 million and aggregate coverage limits of up to $2.0 million for its long-term care services. With respect to a majority of its facilities, the Company is self-insured for the first $25,000 per occurrence and $500,000 in the aggregate with respect to such claims. In addition, the Company maintains a $50.0 million aggregate umbrella liability policy for claims in excess of the above limit for these facilities. The Company manages six nursing homes in Texas and four nursing homes in Florida. Each of the owners of the managed facilities is responsible for and maintains individual policies for professional liability and umbrella liability insurance. The Company is named as additional insured on the policies maintained by the owners of the facilities managed by the Company.

With respect to Canadian operations, the Company currently maintains general and professional liability insurance with per claim coverage limits of up to $1.5 million U.S. ($2.0 million Canadian). In addition, the Company maintains a $2.2 million U.S. ($3.0 million Canadian) per claim umbrella liability policy for claims in excess of such limit for these facilities except for one retirement facility in British Columbia. Canadian general and professional liability insurance coverages are less than in the United States due primarily to the lower incidence of liability litigation in Canada. The facilities managed by the Company in Canada maintain similar coverages to those outlined above. The Company is named as additional insured on the policies maintained by the Canadian managed facilities.

All of the liability policies are on an occurrence basis and are renewable annually. The Company utilizes risk management experts in the evaluation of its insurance programs, and management believes its current insurance coverage level is consistent with industry standards and is appropriate for the risk environment. There can be no assurance that any such insurance will be sufficient to cover any judgements, settlements or costs relating to any pending or future legal proceedings (including any related judgements, settlements or costs) or that any such insurance will be available to the Company in the future on satisfactory terms, if at all. If the insurance carried by the Company is not sufficient to cover any judgements, settlements or costs relating to pending or future legal proceedings, the Company's business and financial condition could be materially adversely affected.

Canadian employees are covered for worker's compensation and supplemental health care as a result of the Company's participation in mandated insurance programs administered by the individual provinces in which the Company operates. The Company has substantially self-insured the health care risk of certain of its U.S. employees who have elected coverage under the Company's sponsored plan. This plan is also made available to certain U.S. managed employees. Worker's compensation coverage is effected in the United States through retrospective, self-insurance, and high-deductible insurance programs. Substantially all the risks of worker's compensation claims under the high-deductible or self-insurance programs are assumed by the Company, and, as such, the costs incurred are comparable to those of a Company insured under a policy containing provisions for retroactive premium adjustments to reflect past claims experience. The self-insured or high-deductible programs provide coverage in all states in which the Company operates with the exception of Texas. Texas does not require mandatory worker's compensation coverage for employer related injuries, and the Company has elected to be a non-subscriber under the worker's compensation laws in Texas. The Company, at its sole discretion, reviews each injury incident and provides medical care and wage replacement appropriate to each situation. The Company has established reserves that management believes are adequate to cover the risks of its worker's compensation claims. The cost of paying for health care and worker's compensation claims can fluctuate depending on the type and number of claims at any given period. There can be no assurance that the amount the Company will be required to pay for these types of claims will not increase.

EMPLOYEES

As of February 15, 1997, the Company employed a total of approximately 4,720 individuals. Management believes that the Company's employee relations are good. Approximately 150 of the Company's U.S. employees are represented by a labor union and approximately 350 of the Company's Canadian employees are represented by various unions. With the exception of some administrators of managed facilities (whose salaries are reimbursed by the owners of the managed facilities), the staff of the managed nursing homes and retirement centers are not employees of the Company. The Company's managed facilities employ approximately 2,720 individuals, approximately 1,610 of whom are Canadians represented by various unions.

A major component of the Company's CQI program includes an innovative employee empowerment selection, retention, and recognition program. Administrators and managers of the Company include employee retention and turnover goals in the annual facility, region, and personal objectives.

Although the Company believes it is able to employ sufficient nurses and therapists to provide its services, a shortage of health care professional personnel in any of the geographic areas in which the Company operates could affect the ability of the Company to recruit and retain qualified employees and could increase its operating costs. The Company competes with other health care providers for both professional and non-professional employees and with non-health care providers for nonprofessional employees.

ITEM 2.  PROPERTIES

The Company owns eight and leases 45 long-term care facilities. See "Item 1 - Description of Lease Agreements" and "- Facilities." The Company leases approximately 15,000 square feet of office space in Franklin, Tennessee, that houses the executive offices of the Company and its regional office supporting the Alabama and Tennessee operations. In addition, the Company leases its regional office for Canadian operations with approximately 10,800 square feet of office space in Mississauga, Ontario, and its regional offices, each with approximately 3,000 square feet of office space in Clearwater, Florida; Little Rock, Arkansas; Corpus Christi, Texas; and Ashland, Kentucky. Lease periods on these facilities range up to eight years. Management believes that the Company's leased properties are adequate for its present needs and that suitable additional or replacement space will be available as required.


ITEM 3.  LEGAL PROCEEDINGS

The provision of health care services entails an inherent risk of liability. In recent years, participants in the health care industry have become subject to an increasing number of lawsuits alleging malpractice, product liability, or related legal theories, many of which involve large claims and significant defense costs. It is expected that the Company from time to time will be subject to such suits as a result of the nature of its business. Although the Company is not a party to or subject to any material pending legal proceedings and carries liability insurance that Management believes meets industry standards, there can be no assurance that any pending or future legal proceedings (including any related judgments, settlements or costs) will not have a material adverse effect on the Company's business, reputation, or financial condition. See "Item 1 - Insurance." The Company is, however, party to a dispute with Counsel, which dispute has been submitted to arbitration. See "Item 1 - Dispute with Counsel.''


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to a vote of security holders during the fourth quarter (October 1, 1996 through December 31, 1996) of the fiscal year covered by this Annual Report on Form 10-K.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Common Stock of the Company is listed on the New York Stock Exchange under the symbol "AVC." The following table sets forth the high and low prices of the common stock as reported by the New York Stock Exchange for each quarter in 1995 and 1996:

                                Period                                      High                Low
                                ------                                      ----                ---
                         1995 1st Quarter                                   $13 7/8          $11 1/8
                         1995 2nd Quarter                                    12 5/8           10
                         1995 3rd Quarter                                    13 1/4           10 1/2
                         1995 4th Quarter                                    12 1/4            9 1/2
                         1996 1st Quarter                                    13                8 1/2
                         1996 2nd Quarter                                    11 7/8            8 7/8
                         1996 3rd Quarter                                    10 3/8            7 7/8
                         1996 4th Quarter                                     8 1/4            5 7/8

The Company's Common Stock has been traded since May 10, 1994. On March 17, 1996, the closing price for the Common Stock was $9.25, as reported by the New York Stock Exchange.

On March 17, 1996, there were 198 holders of record of the common stock. Most of the Company's shareholders have their holdings in the street name of their broker/dealer. The total number of shareholders is believed to be approximately 1,700 individuals and entities.

The Company has not paid cash dividends on its Common Stock and anticipates that, for the foreseeable future, any earnings will be retained for use in its business and no cash dividends will be paid. The Company is currently prohibited from issuing dividends under certain debt instruments.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected financial data of Advocat and the Long-Term Care Business, as described below. The selected financial data of Advocat as of December 31, 1996, 1995, and 1994 and for the years ended December 31, 1996 and 1995 have been derived from the audited financial statements of Advocat. The selected unaudited pro forma financial data of Advocat for 1994 and 1993 have been derived from the pro forma financial data of the Company. The selected financial data of the Long-Term Care Business as of December 31, 1993 and 1992, and for each of the two years in the period ended December 31, 1993, have been derived from the audited combined financial statements of the Long-Term Care Business.


                                                          YEAR ENDED DECEMBER 31,
                                   --------------------------------------------------------------
                                                                                  LONG-TERM CARE
                                       ADVOCAT         ADVOCAT  PRO FORMA(1)         BUSINESS
                                  ----------------     ---------------------   -------------------
                                  1996        1995      1994        1993       1993        1992
                                  ----        ----      ----        ----       ----        ----
STATEMENT OF INCOME DATA:                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

REVENUES:
  Patient revenues ............   $161,929   $136,120   $ 99,326   $ 88,320   $ 88,320   $ 82,410
  Management fee revenues .....      4,152      3,618      3,583      3,234      3,234      3,084
  Interest income .............        156        227        177        216        216        272
                                  --------   --------   --------   --------   --------   --------
         Net revenues .........    166,237    139,965    103,086     91,770     91,770     85,766
                                  --------   --------   --------   --------   --------   --------

EXPENSES:
  Operating ...................    131,966    109,458     77,567     68,772     69,007     64,895
  Lease .......................     14,441     13,518     10,827     10,379      8,174      3,899
  General and administrative ..      8,578      7,806      6,409      5,968      5,432      5,089
  Depreciation and amortization      2,285      1,516      1,230      1,005      2,512      3,744
  Interest ....................      1,591        777        484        493      3,261      5,992
                                  --------   --------   --------   --------   --------   --------
         Total expenses .......    158,861    133,075     96,517     86,617     88,386     83,619
                                  --------   --------   --------   --------   --------   --------

INCOME BEFORE INCOME TAXES ....   $  7,376   $  6,890   $  6,569   $  5,153   $  3,384   $  2,147
                                  ========   ========   ========   ========   ========   ========

NET INCOME ....................   $  4,721   $  4,410   $  4,204   $  3,298   $  2,098   $  1,331
                                  ========   ========   ========   ========   ========   ========

EARNINGS PER SHARE ............   $    .89   $    .83   $    .80   $    .63
                                  ========   ========   ========   ========

Average number of common and
    common equivalent shares
    outstanding ...............      5,315      5,333      5,258      5,250
                                  ========   ========   ========   ========



                                                                            DECEMBER 31,
                                                      ----------------------------------------------------------
                                                                                                LONG-TERM CARE
                                                               ADVOCAT                             BUSINESS
                                                      ---------------------------              ----------------
                                                       1996      1995       1994                1993      1992
                                                      ------    ------     ------              ------    ------
BALANCE SHEET DATA:                                                              (IN THOUSANDS)

Working capital .................................     $13,540   $ 6,726   $ 8,120             $   993   $   157
                                                      =======   =======   =======             =======   =======

Total assets   ..................................     $72,386   $57,096   $43,593             $52,186   $49,200
                                                      =======   =======   =======             =======   =======

Long-term debt, excluding
    current portion .............................     $23,254   $11,063   $ 7,567             $28,160   $29,537
                                                      =======   =======   =======             =======   =======

Shareholder's equity/Investment
    by Counsel and Diversicare...................     $27,348   $22,437   $17,669             $ 7,363   $ 7,048
                                                      =======   =======   =======             =======   =======


(1)  See unaudited pro forma consolidated income statements and related notes.

                        PRO FORMA SELECTED FINANCIAL DATA
                                   (UNAUDITED)


The following unaudited pro forma consolidated income statements of Advocat for the years ended December 31, 1994 and 1993, have been prepared to reflect: (i) transfer by the Selling Shareholders to Advocat of the outstanding stock of their wholly-owned subsidiaries possessing the Long-Term Care Business in exchange for common stock of Advocat and the related tax and accounting effects;
(ii) conversion of the 11 facilities owned by Counsel or an affiliate to operating leases with Advocat as lessee; (iii) terms of the revised operating lease for one facility, entered into in February 1994; (iv) exercise of the underwriters' over-allotment option of 500,000 shares of which one-half of the proceeds remained with Advocat and the other half was used by Advocat to retire the notes payable to the Selling Shareholders; and (v) certain expenses expected to be incurred by Advocat as a result of the Offering that were not incurred by the Long-Term Care Business. These statements have been prepared as if such transactions occurred on January 1 of each year. The unaudited pro forma consolidated financial information set forth below may not be indicative of the future results of operations and what the actual results of operations would have been had the transactions been consummated on such dates.

                UNAUDITED PRO FORMA CONSOLIDATED INCOME STATEMENT
                          YEAR ENDED DECEMBER 31, 1994
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                         LONG-TERM
                                       CARE BUSINESS                     ADVOCAT
                                       -------------   ----------------------------------------------
                                        FOUR MONTHS                    EIGHT MONTHS     TWELVE MONTHS
                                           ENDED                          ENDED            ENDED
                                         APRIL 30,      Pro Forma      DECEMBER 31,     DECEMBER 31,
                                           1994        ADJUSTMENTS        1994              1994
                                       ------------    -----------     ------------     -------------
REVENUES:
    Patient revenues .................    $30,719       $    -0-          $ 68,607          $ 99,326
    Management fee revenues ..........      1,100            -0-             2,483             3,583
    Interest income ..................         11            -0-               166               177
                                         --------       --------          --------          --------
             Net revenues ............     31,830            -0-            71,256           103,086
                                         --------       --------          --------          --------

EXPENSES:
    Operating ........................     23,933            (39)(a)        53,673            77,567
    Lease ............................      2,826            700 (a)(b)      7,301            10,827
    General and administrative .......      1,981            155 (c)         4,273             6,409
    Depreciation and amortization ....        904           (507)(b)           833             1,230
    Interest .........................      1,023           (881)(b)           342               484
                                         --------       --------          --------          --------
          Total expenses .............     30,667           (572)           66,422            96,517
                                         --------       --------          --------          --------

     Income before income taxes ......      1,163            572             4,834             6,569
     Provision for income taxes ......        442            183 (d)         1,740             2,365
                                         --------       --------          --------          --------

PRO FORMA NET INCOME .................   $    721       $    389          $  3,094          $  4,204
                                         ========       ========          ========          ========

PRO FORMA EARNINGS PER SHARE .........                                                      $    .80
                                                                                            ========

Average number of common and common ..
    equivalent shares outstanding (e).                                                         5,258
                                                                                            ========


------------------
(a) Reflects the reduced operating expense of $39 and additional lease expense of $12 in accordance with the terms of the revised lease for one facility, entered into in February 1994, as if the terms of the revised lease had been effective January 1, 1994.
(b) Reflects the effects of the conversion of certain owned facilities to leasehold interests, including additional lease expense and reduced interest, depreciation, and amortization expenses.
(c) Reflects the estimated additional corporate, administrative and public financial reporting expenses which would have been incurred by Advocat if it had operated as a separate public entity effective January 1, 1994.
(d) Reflects adjustments to the income tax provision due to additional pro forma income before taxes.
(e) Based on the total number of shares sold to the public in the initial public offering of Advocat stock on May 10, 1994, and the exercise of the over-allotment option, as well as the impact of common stock equivalent shares computed using the treasury stock method.

                UNAUDITED PRO FORMA CONSOLIDATED INCOME STATEMENT
                          YEAR ENDED DECEMBER 31, 1993
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                             ADVOCAT
                                  LONG-TERM      -----------------------------
                                CARE BUSINESS    ADJUSTMENTS         PRO FORMA
                                -------------    -----------         ---------
REVENUES:
    Patient revenues ............   $ 88,320     $    -0-         $ 88,320
    Management fee revenues .....      3,234          -0-            3,234
    Interest income .............        216          -0-              216
                                      ------         -----          ------
          Net revenues ..........     91,770          -0-           91,770
                                      ------         -----          ------

EXPENSES:
    Operating ...................     69,007         (235)(a)       68,772
    Lease .......................      8,174        2,205 (a)(b)    10,379
    General and administrative ..      5,432          536 (c)        5,968
    Depreciation and amortization      2,512       (1,507)(b)        1,005
    Interest ....................      3,261       (2,768)(b)          493
                                      ------       -------          ------
          Total expenses ........     88,386       (1,769)          86,617
                                      ------       -------          ------

      Income before income taxes       3,384        1,769            5,153
      Provision for income taxes       1,286          569 (d)        1,855
                                      ------        -----            -----

PRO FORMA NET INCOME ............   $  2,098     $  1,200         $  3,298
                                      ======        =====            =====


PRO FORMA EARNINGS PER SHARE...........................           $    .63
                                                                     =====

Average number of common and common
    equivalent shares outstanding (e)..................              5,250
                                                                     =====


(a) Reflects the reduced operating expense of $235 and lease expense of $143 in accordance with the terms of the revised lease for one facility, entered into in February 1994, as if the terms of the revised lease had been effective January 1, 1993.
(b) Reflects the effects of the conversion of certain owned facilities to leasehold interest, including additional lease expense and reduced interest, depreciation, and amortization expenses.
(c) Reflects the estimated additional corporate, administrative and public financial reporting expenses which would have been incurred by Advocat if it had operated as a separate public entity effective January 1, 1993.
(d) Reflects adjustments to the income tax provision at the statutory rate due to additional pro forma income before taxes.
(e) Based on the total number of shares sold to the public in the initial public offering of Advocat stock on May 10, 1994, and the exercise of the over-allotment option.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Advocat Inc. (together with its subsidiaries, "Advocat" or the "Company") commenced operations with an initial public offering of 4,750,000 shares of common stock by its selling shareholders on May 10, 1994 (the "Offering"). The Company is a long-term care provider which operates nursing homes and retirement centers in the United States and Canada.

Advocat was organized in January 1994 by Counsel Corporation, a publicly-owned Ontario corporation (together with its subsidiaries, "Counsel"), to combine into one entity the long-term care businesses of Counsel and Diversicare Inc., a publicly-owned Delaware corporation (together with its subsidiaries, "Diversicare"), of which Counsel was the approximate 70% owner at the time of the Offering. The combined long-term care business of Counsel and Diversicare is hereafter referred to as the "Long-Term Care Business."

Advocat's operational history can be traced to February 1980 through common senior management involved in different organizational structures. As of December 31, 1996, Advocat operates 87 facilities composed of 65 nursing homes containing 7,399 licensed beds and 22 retirement centers containing 2,509 units. The Company owns seven nursing homes, acts as lessee with respect to 38 of the nursing homes that it operates, and acts as manager with respect to the remaining 20 nursing homes. The Company owns one retirement center, acts as lessee with respect to seven of the retirement centers that it operates, and acts as manager of the remaining 14 retirement centers. Geographically, 53 of the Company's nursing homes are located in the United States and 12 are located in Canada, while 19 of the Company's 22 retirement centers are located in Canada. In comparison, at December 31, 1995, the Company operated 84 facilities composed of 64 nursing homes containing 7,324 licensed beds and 20 retirement centers containing 2,335 units.

The Company's leased and managed homes provide a range of health care services to their residents. In addition to the nursing and social services usually provided in long-term care facilities, the Company offers a variety of rehabilitative, nutritional, respiratory, and other specialized ancillary services. The Company operates in nine southeastern states and two provinces of Canada.

Basis of Financial Statements. The Company's patient revenues consist of the fees charged to the residents of the Company's leased and owned nursing homes and retirement centers. Management fee revenues consist of the fees charged to the owners of the facilities managed by the Company. The management fee revenues are based on the respective contractual terms, which generally range from 3.5% to 6.0% of net revenues of the managed facilities. As a result, the level of management fees is affected positively or negatively by the increase or decrease in the level of occupancy or rates per patient day of the managed facilities. The Company's operating expenses include the costs incurred in the nursing homes and retirement centers leased and owned by the Company. The Company's general and administrative expenses consist of the costs of the corporate office and regional support functions. The Company's financial statements reflect the depreciation, amortization, and interest expenses of the nursing homes and retirement centers leased and owned by the Company.

Effective with the Offering, the Company began leasing 11 nursing homes and retirement centers previously owned by the Long-Term Care Business. The pro forma Advocat adjustments and financial information reflect the elimination of the depreciation, amortization, and interest expenses and the addition of lease expense with respect to these 11 facilities, as well as other pro forma adjustments.

RESULTS OF OPERATIONS

The following tables present the Advocat statements of income for the years ended December 31, 1996 and 1995, and the unaudited pro forma statement of income for the year ended December 31, 1994, and set forth this data as a percentage of revenues for the same periods.

                                                    YEAR ENDED DECEMBER 31,
                                               ---------------------------------
                                                                       PRO FORMA
                                                     ADVOCAT            ADVOCAT
                                               ------------------      ---------
                 (IN THOUSANDS)                 1996         1995         1994
                                                ----         ----         ----
Revenues:
 Patient revenues............................  $161,929    $136,120     $ 99,326
 Management fee revenues.....................     4,152       3,618        3,583
 Interest income.............................       156         227          177
                                               --------    --------     --------
   Net revenues..............................  $166,237    $139,965     $103,086
                                               --------    --------     --------
Expenses:
 Operating...................................   131,966     109,458       77,567
 Lease.......................................    14,441      13,518       10,827
 General and administrative..................     8,578       7,806        6,409
 Depreciation and amortization...............     2,285       1,516        1,230
 Interest....................................     1,591         777          484
                                               --------    --------     --------
   Total expenses............................   158,861     133,075       96,517
                                               --------    --------     --------

 Income before income taxes..................     7,376       6,890        6,569
 Provision for income taxes..................     2,655       2,480        2,365
                                               --------    --------     --------
   Net income................................  $  4,721    $  4,410     $  4,204
                                               ========    ========     ========



PERCENTAGE OF NET REVENUES

                                                    YEAR ENDED DECEMBER 31,
                                               ---------------------------------
                                                                       PRO FORMA
                                                     ADVOCAT            ADVOCAT
                                               ------------------      ---------
                                                1996         1995         1994
                                                ----         ----         ----
REVENUES:
    Patient revenues.........................   97.4%        97.2%        96.3%
    Management fee revenues..................    2.5          2.6          3.5
    Interest income..........................    0.1          0.2          0.2
                                               -----        -----        -----
         Net revenues........................  100.0%       100.0%       100.0%
                                               -----        -----        -----

EXPENSES:
    Operating................................   79.4         78.2         75.2
    Lease....................................    8.7          9.7         10.5
    General and administrative...............    5.1          5.6          6.2
    Depreciation and amortization............    1.4          1.1          1.2
    Interest.................................    1.0          0.5          0.5
                                               -----        -----        -----
         Total expenses......................   95.6         95.1         93.6
                                               -----        -----        -----

Income before income taxes...................    4.4          4.9          6.4
Provision for income taxes...................    1.6          1.8          2.3
                                               -----        -----        -----
         Net income..........................    2.8%         3.1%         4.1%
                                               =====        =====        =====

NEW HOMES

In keeping with its goal to add attractive long-term care operations, the Company has completed several acquisitions since the Offering. The following table summarizes the facilities and beds added:

                             FACILITIES ADDED
                            ------------------          BEDS
                            PURCHASE     LEASE          ADDED
                            --------     -----          -----
           1996                 4          1             410
           1995                 2          2             325
           1994                 1          7             874


These facilities are hereafter referred to collectively or in part as the "New Homes." The acquisition of the New Homes has added significantly to the Company's volume of business in both 1995 and 1996. Accordingly, the comparison of the Company's results of operations between years is materially impacted by these acquisitions. In an effort to highlight this impact, the contribution to selected components of operations by the facilities that had been operated by the Company for less than one year are attributed in the following discussion to the New Homes.


ADVOCAT 1996 COMPARED WITH ADVOCAT 1995

Revenues. Net revenues increased to $166.2 million in 1996 from $140.0 million in 1995, an increase of $26.2 million, or 18.8%. Patient revenues increased to $161.9 million in 1996 from $136.1 million in 1995, an increase of $25.8 million, or 19.0%. Of this increase, $14.7 million is attributable to the New Homes. Ancillary service revenues, prior to contractual allowances, increased to $57.7 million in 1996 from $39.2 million in 1995, an increase of $18.5 million or 47.2%. Of this increase, $4.3 million is attributable to the New Homes. The overall increase in ancillary revenues is reflective of the Company's emphasis since the Offering on expanding ancillary services at existing nursing home operations. The rate of growth in the provision of ancillary services decreased throughout the year reaching 15.9% in the fourth quarter of 1996. The increase in patient revenues is also impacted by normal inflationary increases and a 1.9% decrease in patient days (approximately 31,000 days as adjusted for leap year) among the homes operating for at least one year. Management fee revenues increased by $534,000, or 14.8%, to $4.2 million. The increase is primarily due to $500,000 in consulting fees earned with respect to the development of three of the New Homes. The Company does not anticipate similar revenues in 1997. The increase in ancillary revenues and the continuing increase in Medicare census have resulted in continued improvement in the quality mix of the Company's revenues. As a percent of net patient revenues, Medicare increased to 25.7% in 1996 from 21.3% in 1995 while Medicaid decreased to 56.3% in 1996 from 58.6% in 1995.

Operating Expense. Operating expense increased to $132.0 million in 1996 from $109.5 million in 1995, an increase of $22.5 million, or 20.6%. Of this increase, $12.1 million is attributable to the New Homes. As a percent of net patient revenues, operating expense increased to 81.5% in 1996 from 80.4% in 1995. This increase is primarily attributable to the New Homes and the increase in the provision of ancillary services. As a percent of net patient revenues, operating expense of the New Homes was 82.3%. This higher percentage results because the New Homes derive a higher percentage of revenues from the provision of services to Medicaid patients than do the Company's other locations. As ancillary services have increased, the supply costs related to the provision of such services have increased correspondingly. In addition, the Company's operating margin has declined due to reduced average census, efforts by states to curtail the growth in Medicaid programs, difficulty in achieving expense reductions as occupancy levels declined in certain homes, and an increase in the provision for bad debts of approximately $800,000. Management has directed additional resources in an effort to improve receivables management. Among homes in operation for at least one year, the Company has experienced increased general insurance costs of approximately $836,000, which increases are expected to continue into 1997. Wages increased to $59.2 million in 1996 from $51.5 million in 1995, an increase of $7.7 million, or 15.1%. Of this increase, $5.8 million is attributable to the New Homes. A portion of the remaining increase in wages is offset by reduced costs associated with less utilization of temporary nursing services and reduced contracted housekeeping and laundry services. The Company's wage increases are generally in line with inflation.

While the Company's operating expense as a percentage of net revenues has increased year to year, there has been consistent improvement from the fourth quarter of 1995 (80.3%) through the fourth quarter of 1996 (78.7%). This is reflective of benefits realized from expense control programs implemented by management. Additionally, the Company has experienced an improvement in occupancy beginning in the latter part of the second quarter of 1996 and continuing into 1997. The improvements are encouraging, but neither their continuance nor their positive impact to the Company's operations can be assured.

Lease Expense. Lease expense increased to $14.4 million in 1996 from $13.5 million in 1995, an increase of $923,000, or 6.8%. Of this increase, $665,000 is attributable to the New Homes, and the remainder is primarily attributable to inflationary adjustments required under the terms of a majority of the Company's operating leases.

General and Administrative Expense. General and administrative expense increased to $8.6 million in 1996 from $7.8 million in 1995, an increase of $772,000, or 9.9%. The increase in excess of inflation is primarily attributable to the expense of new positions added to service the Company's expanded operations. As a percent of total net revenues, general and administrative expense declined from 5.6% in 1995 to 5.1% in 1996 reflective of spreading the Company's overhead costs over a wider base of operations.

Depreciation and Amortization. Depreciation and amortization expenses increased to $2.3 million in 1996 from $1.5 million in 1995, an increase of $769,000, or 50.7%. Approximately $555,000 of the increase is associated with the New Homes.

Interest Expense. Interest expense increased to $1.6 million in 1996 from $777,000 in 1995, an increase of $814,000, or 104.9%. Approximately $749,000 of the increase is attributable to indebtedness related to the New Homes with the remainder of the increase primarily attributable to increased borrowings under the Company's working capital line of credit.

Income Before Income Taxes; Net Income; Earnings Per Share. As a result of the above, income before income taxes was $7.4 million in 1996 as compared with $6.9 million in 1995, an increase of $486,000, or 7.1%. The effective combined federal, state and provincial income tax rate was 36.0% in both 1996 and 1995. Net income was $4.7 million in 1996 as compared with $4.4 million in 1995, an increase of $311,000, and earnings per share was $.89 as compared with $.83.

ADVOCAT 1995 COMPARED WITH PRO FORMA ADVOCAT 1994

Revenues. Net revenues increased to $140.0 million in 1995 from $103.1 million in 1994, an increase of $36.9 million, or 35.8%. Patient revenues increased to $136.1 million in 1995 from $99.3 million in 1994, an increase of $36.8 million, or 37.0%. Of this increase, $23.7 million is attributable to the New Homes. Ancillary service revenues, prior to contractual allowances, increased to $39.2 million in 1995 from $19.0 million in 1994, an increase of $20.2 million or 106.6%. Of this increase, $7.5 million is attributable to the New Homes. The overall increase in ancillary revenues is reflective of the Company's emphasis since the Offering on expanding ancillary services in existing nursing home operations. The remaining increase in patient revenues is attributable to normal inflationary increases and was offset by a decrease in patient days of 1.9% (approximately 27,000 days) among the homes operating for at least one year and a retroactive rate adjustment to adjust revenues to a lower than expected rate increase in Alabama. Management fee revenues remained flat at $3.6 million in 1995 despite the net reduction of five facilities managed by the Company over the last year. (Included in the net reduction was one facility the Company purchased, one facility transferred from managed to leased and four facilities that were sold by their owners.) The increase in ancillary revenues and the certification of additional beds for participation under Medicare resulted in improvements in the quality mix of the Company's revenues. As a percent of net patient revenues, Medicare increased to 21.3% in 1995 from 14.2% in 1994 while Medicaid decreased to 58.6% in 1995 from 61.8% in 1994.

Operating Expense. Operating expense increased to $109.5 million in 1995 from $77.6 million in 1994, an increase of $31.9 million, or 41.8%. Of this increase, $20.2 million is attributable to the New Homes. As a percent of net patient revenues, operating expense increased to 80.4% in 1995 from 78.1% in 1994. This increase is primarily attributable to the New Homes and the increase in the provision of ancillary services. As a percent of net patient revenues, operating expense of the New Homes was 85.0%; this higher percentage results because the New Homes derive a higher percentage of revenues from the provision of services to Medicaid patients than do the Company's other locations. As ancillary services have increased, the supply costs related to the provision of such services have increased correspondingly. Additionally, the Company's operating margin declined due to higher costs associated with the start up of the Company's first Alzheimer's unit, the impact of four under-performing homes, increased bad debt provision, increased insurance costs, and growth in the medical supply distribution business, which generates a lower operating margin than long-term care. Wages increased to $51.5 million in 1995 from $39.0 million in 1994, an increase of $12.5 million, or 32.1%. Of this increase, $9.3 million is attributable to the New Homes. A portion of the increase in wages at facilities in operation for at least one year is attributable to the replacement in 1995 of contracted services with in-house facility personnel. Bringing the affected costs back in-house actually achieved a small net reduction in operating expense.

Among facilities operated for at least one year, the Company incurred a significant increase in same facility general insurance costs to $2.2 million in 1995 from $1.3 million in 1994, an increase of $0.9 million, or 75.6%. The Company's general insurance costs increased primarily due to negative liability claims experience over recent years. In November 1995, the Company changed insurance carriers. A claims management firm was incorporated into the Company's new insurance program in an effort to minimize and reduce claims. The increase in general insurance costs was partially offset by a decrease in worker's compensation expenses to $1.4 million in 1995 from $1.9 million in 1994, a decrease of $0.5 million, or 26.3%. In 1995, the Company began to realize decreased claims experience benefits from the Company's worker's compensation self-insurance programs.

Lease Expense. Lease expense increased to $13.5 million in 1995 from $10.8 million in 1994, an increase of $2.7 million or 24.9%. Of this increase, $2.4 million is attributable to the New Homes. The remaining increase is primarily attributable to inflationary increases included in the terms of a majority of the Company's operating leases.

General and Administrative Expenses. General and administrative expenses increased to $7.8 million in 1995 from $6.4 million in 1994, an increase of $1.4 million or 21.8%. Of this increase, $483,000 is attributable to support services associated with the New Homes. As a percent of total net revenues, general and administrative expenses declined from 6.2% in 1994 to 5.6% in 1995 reflective of the Company's overhead costs supporting a larger base of operations.

Depreciation and Amortization. Depreciation and amortization expenses increased to $1.5 million in 1995 from $1.2 million in 1994, an increase of $286,000, or 23.3%. Approximately $103,000 of the increase is attributable to the New Homes.

Interest Expense. Interest expense increased to $777,000 in 1995 from $484,000 in 1994, an increase of $293,000 or 60.4%. The increase is primarily attributable to interest expense incurred on draws made under the Company's working capital line of credit.

Income Before Income Taxes; Net Income. As a result of the above, income before income taxes increased to $6.9 million in 1995 from $6.6 million in 1994, an increase of $322,000 or 4.9%. The effective combined federal, state and provincial income tax rate was 36% in both 1995 and 1994. Net income increased to $4.4 million in 1995 from $4.2 million in 1994, an increase of $206,000.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company's working capital was $13.5 million and the current ratio was 1.8, compared with $6.7 million and a current ratio of 1.4 at December 31, 1995. The Company's working capital position was favorably impacted in 1996 by the refinancing of current debt to long-term maturities and increases in accounts receivable partially offset by increases in current liabilities.

Net cash provided by operating activities totaled $5.4 million, $2.3 million, $64,000, and $458,000 in 1996, 1995, and the 1994 periods, respectively. These amounts primarily represent the cash flows from net income plus changes in non-cash components of operations offset by working capital changes, particularly, increases in accounts receivable.

Net cash used in investing activities totaled $10.0 million, $9.8 million, $4.1 million, and $309,000 in 1996, 1995, and the 1994 periods, respectively. The Company and the Long-Term Care Business have used between $1.7 million and $3.0 million for capital expenditures in each of the last three calendar years. Substantially all such expenditures were for facility improvements and equipment, which were financed principally through working capital. For the year ended December 31, 1997, the Company anticipates that capital expenditures for improvements and equipment for its existing facility operations will be approximately $3.6 million including $1.6 million for non-routine projects. In 1996, the Company purchased four facilities for net cash consideration of $7.2 million plus $1.6 million in assumed liabilities. In 1995, the Company purchased two facilities for net cash consideration of $5.2 million plus assumption of a seller note of $1.1 million. In 1994, the Company purchased two facilities and entered into an agreement to lease 10 facilities for a net consideration of $2.8 million.

Net cash provided by (used in) financing activities totaled $5.5 million, $5.4 million, $7.2 million, and ($155,000) in 1996, 1995, and the 1994 periods, respectively. The net cash provided from financing activities in 1996 and 1995 primarily represents net proceeds from the issuance and repayment of debt offset by advances to a partnership that the Company manages and for which the Company is the general partner. The net cash provided from financing activities in 1994 primarily represents cash proceeds from the issuance of stock sold in the Offering and debt proceeds related to the purchase of two nursing homes. The net cash used in financing activities primarily represents repayment of long-term debt and changes in the investments by the Selling Shareholders.

At December 31, 1996, the Company had total debt outstanding of $24.0 million of which $10.4 million was principally mortgage debt bearing interest at rates currently ranging from 7.0% to 11.0%. The Company's remaining debt was drawn under its credit lines. On December 31, 1996, the Company entered into two new lines of credit including a $10.0 million working capital line and a $40.0 million acquisition line. The Company immediately drew sufficient funds under both lines to repay its then-existing working capital indebtedness and to refinance its mortgage indebtedness with respect to four nursing facilities. The working capital line of credit provides for working capital loans and letters of credit aggregating up to the lesser of $10.0 million or the borrowing base, as defined. The Company's obligations under the working capital line are secured by certain accounts receivable and substantially all other Company assets. Advances under the working capital line bear interest payable monthly at either the London Interbank Offered Rate ("LIBOR") plus 2.50% or the lending bank's Index rate with the choice of rate being at the Company's option (8.03% at December 31, 1996). The working capital line terminates and all outstanding borrowings are due in December 1999. As of December 31, 1996, the Company had drawn $2.4 million, had $4.3 million of letters of credit outstanding, and had $3.3 million remaining borrowing capability under the working capital line. The acquisition line of credit of $40.0 million, less outstanding borrowings, is available to fund approved acquisitions through October 1999. The Company's obligations under the acquisition line are secured by the assets acquired with the draws under the acquisition line. Advances under the acquisition line bear interest, payable monthly, at LIBOR plus a defined spread with respect to each facility based upon its loan-to-value ratio and debt service coverage (8.14% to 8.89% at December 31, 1996). Individual advances made under the acquisition line are due three years from the date of initial funding. As of December 31, 1996, the Company had drawn $11.1 million under the acquisition line, which amount was secured by four nursing homes, and had $28.9 million available for future acquisitions.

Based upon the operations of the Company, management believes that available cash and funds generated from operations, as well as amounts available through its banking relationships, will be sufficient for the Company to satisfy its capital expenditures, working capital, and debt requirements for the next twelve months. The Company intends to satisfy the capital requirements for its acquisition activities primarily through its acquisition line of credit complemented as appropriate by various other possible means including borrowings from commercial lenders, seller-financed debt, issuance of additional debt, financing obtained from sale and leaseback transactions and internally generated cash from operations. On a longer-term basis, management believes the Company will be able to satisfy the principal repayment requirements on its indebtedness with a combination of funds generated from operations and from refinancings with the existing or new commercial lenders or by accessing capital markets.


RECEIVABLES

The Company's operations could be adversely affected if it experiences significant delays in reimbursement of its labor and other costs from Medicare and other third-party revenue sources. The Company's future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable, and inventories) and current liabilities (principally accounts payable and accrued expense). In that regard, accounts receivable can have a significant impact on the Company's liquidity. Continued efforts by governmental and third-party payors to contain or reduce the acceleration of costs by monitoring reimbursement rates, increasing medical review of bills for services or negotiating reduced contract rates, any delay in the processing of bills by the Company, as well as any significant increase in the Company's proportion of Medicare and Medicaid patients, could adversely affect the Company's liquidity and results of operations.

Net accounts receivable attributable to the provision of patient and resident services at December 31, 1996 and 1995, totaled $25.5 million and $20.2 million, respectively, representing approximately 54 and 51 days, respectively, in accounts receivable. The increase in patient accounts receivable is due primarily to the addition of the New Homes and to the expansion of Medicare services. In the Company's experience, collection of Medicaid receivables in the initial months of operating a facility and the collection of Medicare receivables is inherently slower than that for either private pay or recurring Medicaid receivables. Accounts receivable from the provision of management services was $713,000 and $696,000, respectively, at December 31, 1996 and 1995, representing approximately 66 and 69 days in accounts receivable, respectively.

The Company continually evaluates the adequacy of its bad debt reserves based on patient mix trends, agings of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. The Company has implemented additional procedures to strengthen its collection efforts and reduce the incidence of uncollectible accounts.


FOREIGN CURRENCY TRANSLATION

The Company has obtained its financing primarily in U.S. dollars; however, it incurs revenues and expenses in Canadian dollars with respect to Canadian management activities and operations of the Company's six Canadian retirement centers (one of which is owned) and two owned Canadian nursing homes. Therefore, if the currency exchange rate fluctuates, the Company may experience currency translation gains and losses with respect to the operations of these activities and the capital resources dedicated to their support. While such currency exchange rate fluctuations have not been material to the Company in the past, there can be no assurance that the Company will not be adversely affected by shifts in the currency exchange rates in the future.


INFLATION

Management does not believe that the Company's operations have been materially affected by inflation. The Company expects salary and wage increases for its skilled staff to continue to be higher than average salary and wage increases, as is common in the health care industry. To date, these increases as well as normal inflationary increases in other operating expenses have been adequately covered by revenue increases.


RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," effective for financial statement periods ending after December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share. A companion statement SFAS No. 129, establishes standards with respect to disclosure of information about an entity's capital structure. The Company is required to adopt the provisions of these statements in 1997 and does not expect the adoption thereof to have a material effect on the Company's results of operations.


FORWARD-LOOKING STATEMENTS

Certain statements made by or on behalf of the Company, including those contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties, and actual results may differ materially from that expressed or implied in such forward-looking statements. The Company hereby makes reference to items set forth under the heading "Risk Factors" in the Company's Registration Statement on Form S-1, as amended (Registration No. 33-76150). Such cautionary statements identify important factors that could cause the Company's actual results to materially differ from those projected in forward-looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited financial statements are contained on pages F-1 through F-31 of this Annual Report on Form 10-K and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors and Executive Officers of the Company is incorporated herein by reference to the Company's definitive proxy materials for the Company's 1997 Annual Meeting of Stockholders.


ITEM 11.  EXECUTIVE COMPENSATION

Information concerning Executive Compensation is incorporated herein by reference to the Company's definitive proxy materials for the Company's 1997 Annual Meeting of Stockholders.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the Company's definitive proxy materials for the Company's 1997 Annual Meeting of Stockholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning Certain Relationships and Related Transactions is incorporated herein by reference to the Company's definitive proxy materials for the Company's 1997 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Financial statements and schedules of the Company and its subsidiaries required to be included in Part II, Item 8 are listed below.


                                                                                          Form 10-K
FINANCIAL STATEMENTS                                                                        Pages
                                                                                            -----
     Reports of Independent Public Accountants                                           F-1 and F-2

     Consolidated Balance Sheets, December 31, 1996 and 1995                                     F-3

     Consolidated Statements of Income for the Years Ended December 31, 1996 and
       1995, the Eight Months Ended December 31, 1994, and the Four Months
       Ended April 30, 1994                                                                      F-4

     Consolidated Statements of Shareholders' Equity for the Years Ended
       December 31, 1996 and 1995, the Eight Months Ended December 31, 1994,
       and the Four Months Ended April 30, 1994                                                  F-5

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1996
       and 1995, the Eight Months Ended December 31, 1994, and the Four
       Months Ended April 30, 1994                                                        F-6 to F-8

     Notes to Consolidated Financial Statements, December 31, 1996, 1995, and
          1994                                                                           F-9 to F-31

FINANCIAL STATEMENT SCHEDULE

     Reports of Independent Public Accountants                                           S-1 and S-2

     Schedule II - Valuation and Qualifying Accounts                                             S-3

EXHIBITS

The exhibits filed as part of this Report on Form 10-K are listed in the Exhibit Index immediately following the financial statement pages.

REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVOCAT INC.

/s/ CHARLES W. BIRKETT, M.D.,
-------------------------------------------------
Charles W. Birkett, M.D., Chairman of the Board
March 31, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ CHARLES W. BIRKETT, M.D.,                             /s/ EDWARD G. NELSON
-------------------------------------------------         -------------------------------------------------
  Charles W. Birkett, M.D.                                  Edward G. Nelson
  Chairman of the Board                                     Director
    (Principal Executive Officer)                           March 31, 1997
  March 31, 1997

/s/ MARY MARGARET HAMLETT                                 /s/ WILLIAM C. O'NEIL
-------------------------------------------------         -------------------------------------------------
   Mary Margaret Hamlett                                    William C. O'Neil
   Director                                                 Director
   Executive Vice President, Chief                          March 31, 1997
     Financial Officer, and Secretary
     (Principal Financial and Accounting Officer)
   March 31, 1997


/s/ PAUL RICHARDSON                                       /s/ J. BRANSFORD WALLACE
-------------------------------------------------         -------------------------------------------------
   Paul Richardson                                          J. Bransford Wallace
   Director                                                 Director
   March 31, 1997                                           March 31, 1997

                         ADVOCAT INC. AND SUBSIDIARIES


                       CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1996 AND 1995

                            TOGETHER WITH REPORTS OF

                         INDEPENDENT PUBLIC ACCOUNTANTS

                         INDEX TO FINANCIAL STATEMENTS




              Reports of Independent Public Accountants        F-1

              Consolidated Balance Sheets                      F-3

              Consolidated Statements of Income                F-4

              Consolidated Statements of Shareholders' Equity  F-5

              Consolidated Statements of Cash Flows            F-6

              Notes to Consolidated Financial Statements       F-9

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Advocat Inc.:

We have audited the accompanying consolidated balance sheets of ADVOCAT INC. (a Delaware Corporation) and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 1996 and 1995 and for the eight months ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advocat Inc. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and cash flows for the years ended December 31, 1996 and 1995 and for the eight months ended December 31, 1994, in conformity with generally accepted accounting principles.

                                                         ARTHUR ANDERSEN LLP


Nashville, Tennessee
February 17, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Counsel Corporation and
Diversicare Inc.:

We have audited the accompanying combined statement of income of THE LONG-TERM CARE BUSINESS OF COUNSEL CORPORATION AND DIVERSICARE INC. (the "Long-Term Care Business", see Note 1) and the related combined statement of changes in investment by Counsel Corporation and Diversicare Inc. and cash flows for the four months ended April 30, 1994. These financial statements are the responsibility of the Long-Term Care Business's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of operations of the Long-Term Care Business of Counsel Corporation and Diversicare Inc. and their cash flows for the four months ended April 30, 1994 in conformity with generally accepted accounting principles.

                                                           ARTHUR ANDERSEN LLP


Nashville, Tennessee
February 10, 1995

                         ADVOCAT INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995


                   ASSETS                                1996           1995
-----------------------------------------------       -----------    -----------
CURRENT ASSETS:
 Cash and cash equivalents                            $ 1,942,000    $ 1,076,000
 Receivables, less allowance for doubtful accounts
   of $2,524,000 and $2,082,000, respectively          24,946,000     19,699,000
 Income taxes receivable                                        -        304,000
 Inventories                                              667,000        508,000
 Prepaid expenses and other assets                      1,470,000      1,516,000
 Deferred income taxes                                  1,941,000        974,000
                                                      -----------    -----------
   Total current assets                                30,966,000     24,077,000
                                                      -----------    -----------

PROPERTY AND EQUIPMENT, AT COST                        41,445,000     29,677,000
 Less accumulated depreciation and amortization        (9,714,000)    (7,659,000)
                                                      -----------    -----------
   Net property and equipment                          31,731,000     22,018,000
                                                      -----------    -----------
OTHER ASSETS:
 Deferred tax benefit                                   6,480,000      8,224,000
 Deferred financing and other costs, net                1,021,000        855,000
 Other assets                                           2,188,000      1,922,000
                                                      -----------    -----------
   Total other assets                                   9,689,000     11,001,000
                                                      -----------    -----------
                                                      $72,386,000    $57,096,000
                                                      ===========    ===========


   LIABILITIES AND SHAREHOLDERS' EQUITY
-------------------------------------------
CURRENT LIABILITIES:
 Current portion of long-term debt                    $   713,000    $ 3,926,000
 Trade accounts payable                                 7,715,000      6,881,000
 Income taxes payable                                     906,000              -
 Accrued expenses:
  Payroll and employee benefits                         4,670,000      3,754,000
  Interest                                                 36,000         17,000
  Worker's compensation                                 1,678,000      1,225,000
  Other                                                 1,708,000      1,548,000
                                                      -----------    -----------
   Total current liabilities                           17,426,000     17,351,000
                                                      -----------    -----------
NONCURRENT LIABILITIES:
 Long-term debt, less current portion                  23,254,000     11,063,000
 Deferred gains with respect to leases, net             3,956,000      4,502,000
 Other                                                    402,000      1,743,000
                                                      -----------    -----------
   Total noncurrent liabilities                        27,612,000     17,308,000
                                                      -----------    -----------

COMMITMENTS, CONTINGENCIES, AND GUARANTEE

SHAREHOLDERS' EQUITY:
 Preferred stock, authorized 1,000,000 shares, $.10
   par value, none issued and outstanding                       -              -
 Common stock, authorized 20,000,000 shares, $.01 par
   value, 5,316,000 and 5,288,000 shares issued and
   outstanding, respectively                               53,000         53,000
 Paid-in capital                                       15,083,000     14,875,000
 Retained earnings                                     12,212,000      7,509,000
                                                      -----------    -----------
   Total shareholders' equity                          27,348,000     22,437,000
                                                      -----------    -----------
                                                      $72,386,000    $57,096,000
                                                      ===========    ===========

             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                         ADVOCAT INC. AND SUBSIDIARIES


                       CONSOLIDATED STATEMENTS OF INCOME


                                                                            |    LONG-TERM
                                                                            |  CARE BUSINESS
                                              ADVOCAT                       |  (SEE NOTE 1)
                                -----------------------------------------   |  -------------
                                                             EIGHT MONTHS   |   FOUR MONTHS
                                                                ENDED       |      ENDED
                                  YEAR ENDED DECEMBER 31,    DECEMBER 31,   |     APRIL 30,
                                    1996          1995          1994        |       1994
                                ------------   -----------   -----------    |    ----------
                                                                            |
REVENUES:                                                                   |
 Patient revenues               $161,929,000  $136,120,000   $68,607,000    |   $30,719,000
 Management fees                   4,152,000     3,618,000     2,483,000    |     1,100,000
 Interest                            156,000       227,000       166,000    |        11,000
                                ------------  ------------   -----------    |   -----------
  NET REVENUES                   166,237,000   139,965,000    71,256,000    |    31,830,000
                                ------------  ------------   -----------    |   -----------
EXPENSES:                                                                   |
 Operating                       131,966,000   109,458,000    53,673,000    |    23,933,000
 Lease                            14,441,000    13,518,000     7,301,000    |     2,826,000
 General and administrative        8,578,000     7,806,000     4,273,000    |     1,981,000
 Depreciation and amortization     2,285,000     1,516,000       833,000    |       904,000
 Interest                          1,591,000       777,000       342,000    |     1,023,000
                                ------------  ------------   -----------    |   -----------
  TOTAL EXPENSES                 158,861,000   133,075,000    66,422,000    |    30,667,000
                                ------------  ------------   -----------    |   -----------
INCOME BEFORE INCOME TAXES         7,376,000     6,890,000     4,834,000    |     1,163,000
PROVISION FOR INCOME TAXES         2,655,000     2,480,000     1,740,000    |       442,000
                                ------------  ------------   -----------    |   -----------
NET INCOME                      $  4,721,000  $  4,410,000   $ 3,094,000    |   $   721,000
                                ============  ============   ===========    |   ===========
EARNINGS PER SHARE              $        .89  $        .83   $       .59    |
                                ============  ============   ===========    |
AVERAGE NUMBER OF COMMON AND                                                |
  COMMON EQUIVALENT SHARES                                                  |
  OUTSTANDING                      5,315,000     5,333,000     5,266,000    |
                                ============  ============   ===========    |
UNAUDITED PRO FORMA NET                                                     |
  INCOME (SEE NOTE 1)                                        $ 4,204,000    |
                                                             ===========    |
UNAUDITED PRO FORMA EARNINGS
  PER SHARE (SEE NOTE 1)                                     $       .80
                                                             ===========
AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES
  OUTSTANDING                                                  5,258,000
                                                             ===========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                         ADVOCAT INC. AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY




                                                                                         INVESTMENT
                                                                                         BY COUNSEL
                                                         COMMON STOCK                       AND
                                                      ------------------    PAID-IN      DIVERSICARE    RETAINED
                                                       SHARES    AMOUNT     CAPITAL     (SEE NOTE 10)   EARNINGS        TOTAL
                                                      --------  --------   ---------    ------------- -----------   -----------
LONG-TERM CARE BUSINESS (SEE NOTE 1):

BALANCE, DECEMBER 31, 1993                                                               $7,363,000                 $ 7,363,000
 Net income                                                                                 721,000                     721,000
 Current income tax provision                                                               615,000                     615,000
 Other changes, net                                                                        (875,000)                   (875,000)
                                                                                         ----------                 -----------
BALANCE, APRIL 30, 1994                                                                   7,824,000                   7,824,000

-------------------------------------------------------------------------------------------------------------------------------
ADVOCAT:
 Issuance of common stock to Counsel and Diversicare  4,750,000  $47,000  $10,155,000    (7,824,000)  $         -     2,378,000
 Issuance of common stock to the public                 500,000    5,000    4,412,000             -             -     4,417,000
 Net income                                                   -        -            -             -     3,094,000     3,094,000
 Translation loss                                             -        -            -             -       (44,000)      (44,000)
                                                      ---------  -------  -----------    ----------   -----------   -----------
BALANCE, DECEMBER 31, 1994                            5,250,000   52,000   14,567,000             -     3,050,000    17,669,000

 Issuance of common stock                                38,000    1,000      308,000             -             -       309,000
 Net income                                                   -        -            -             -     4,410,000     4,410,000
 Translation gain                                             -        -            -             -        49,000        49,000
                                                      ---------  -------  -----------    ----------   -----------   -----------
BALANCE, DECEMBER 31, 1995                            5,288,000   53,000   14,875,000             -     7,509,000    22,437,000

 Issuance of common stock                                28,000        -      208,000             -             -       208,000
 Net income                                                   -        -            -             -     4,721,000     4,721,000
 Translation loss                                             -        -            -             -       (18,000)      (18,000)
                                                      ---------  -------  -----------    ----------   -----------   -----------
BALANCE, DECEMBER 31, 1996                            5,316,000  $53,000  $15,083,000    $        -   $12,212,000   $27,348,000
                                                      =========  =======  ===========     =========   ===========   ===========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                         ADVOCAT INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     |  LONG-TERM CARE
                                                                                     |    BUSINESS
                                                           ADVOCAT                   |  (SEE NOTE 1)
                                           ----------------------------------------  |  --------------
                                                                       EIGHT MONTHS  |   FOUR MONTHS
                                                                          ENDED      |      ENDED
                                            YEAR ENDED DECEMBER 31,    DECEMBER 31,  |     APRIL 30,
                                               1996          1995          1994      |      1994
                                           ------------  -----------   -----------   |   ----------
                                                                                     |
OPERATING ACTIVITIES:                                                                |
 Net income                                $ 4,721,000   $ 4,410,000   $ 3,094,000   |   $  721,000
 Items not involving cash:                                                           |
  Depreciation and amortization              2,285,000     1,062,000       541,000   |      739,000
  Provision for doubtful accounts            1,745,000       967,000       628,000   |      130,000
  Deferred income taxes                        778,000     1,165,000       637,000   |     (173,000)
  Current income taxes                               -             -             -   |      615,000
  Equity earnings in joint venture             (39,000)      (37,000)            -   |            -
  Amortization of deferred credits          (1,111,000)     (644,000)     (393,000)  |     (213,000)
 Changes in other non-cash items, net of                                             |
  acquisitions:                                                                      |
   Restricted cash                                   -     1,552,000      (900,000)  |            -
   Accounts receivable                      (6,037,000)   (8,085,000)   (3,735,000)  |   (1,400,000)
   Inventories                                (159,000)      (68,000)      (41,000)  |     (122,000)
   Prepaid expenses and other assets            48,000    (1,057,000)      147,000   |     (267,000)
   Trade accounts payable and accrued                                                |
     expenses                                3,257,000     3,019,000        76,000   |      477,000
   Other assets                               (133,000)       49,000        10,000   |      (49,000)
                                           -----------   -----------   -----------   |   ----------
   Net cash provided by operating                                                    |
     activities                              5,355,000     2,333,000        64,000   |      458,000
                                           -----------   -----------   -----------   |   ----------
INVESTING ACTIVITIES:                                                                |
 Purchases of property and equipment, net   (2,409,000)   (2,988,000)   (1,361,000)  |     (334,000)
 Acquisitions, net of cash acquired         (7,180,000)   (5,153,000)   (2,818,000)  |            -
 Issuance of mortgage receivable              (236,000)     (792,000)            -   |            -
 Investment in joint venture                    (2,000)     (264,000)            -   |            -
 Distribution from joint venture                29,000        31,000             -   |            -
 Pre-opening and other costs                  (258,000)     (734,000)            -   |            -
 Proceeds from TDLP transaction                 97,000        87,000        52,000   |       25,000
                                           -----------   -----------   -----------   |   ----------
    Net cash used in investing activities   (9,959,000)   (9,813,000)   (4,127,000)  |     (309,000)
                                           -----------   -----------   -----------   |   ----------

                                  (continued)

                         ADVOCAT INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (continued)



                                                                                    |   LONG-TERM CARE
                                                                                    |      BUSINESS
                                                          ADVOCAT                   |    (SEE NOTE 1)
                                         ----------------------------------------   |  ---------------
                                                                      EIGHT MONTHS  |    FOUR MONTHS
                                                                         ENDED      |       ENDED
                                           YEAR ENDED DECEMBER 31,    DECEMBER 31,  |     APRIL 30,
                                             1996        1995            1994       |       1994
                                         ------------   -----------   -----------   |  ---------------
                                                                                    |
FINANCING ACTIVITIES:                                                               |
 Proceeds from issuance of debt          $ 18,688,000   $ 4,309,000   $ 3,223,000   |  $        -
 Repayment of debt obligations            (11,703,000)     (491,000)     (312,000)  |    (236,000)
 Repayment of shareholder notes payable             -             -    (2,307,000)  |           -
 Financing costs                             (386,000)      (90,000)     (102,000)  |           -
 Net proceeds from bank line of credit      4,531,000     2,035,000             -   |           -
 Repayment of bank line of credit          (4,130,000)            -             -   |           -
 Advances from lessor                       1,529,000       612,000             -   |           -
 Advances to lessor                        (2,052,000)     (589,000)            -   |           -
 Proceeds from sale of common stock           208,000       309,000     4,417,000   |           -
 Proceeds from issuance of common                                                   |
  stock to Counsel and Diversicare                  -             -     2,378,000   |           -
 Advances from (to) TDLP                   (1,215,000)     (675,000)      (99,000)  |      72,000
 Net return of investment from Counsel                                              |
  and Diversicare                                   -             -             -   |       9,000
                                         ------------   -----------   -----------   |  ----------
    Net cash provided by (used in)                                                  |
     financing activities                   5,470,000     5,420,000     7,198,000   |    (155,000)
                                         ------------   -----------   -----------   |  ----------
NET INCREASE (DECREASE) IN CASH AND                                                 |
 CASH EQUIVALENTS                             866,000    (2,060,000)    3,135,000   |      (6,000)
CASH AND CASH EQUIVALENTS, BEGINNING                                                |
 OF PERIOD                                  1,076,000     3,136,000         1,000   |   1,194,000
                                         ------------   -----------   -----------   |  ----------
CASH AND CASH EQUIVALENTS, END OF                                                   |
 PERIOD                                  $  1,942,000   $ 1,076,000   $ 3,136,000   |  $1,188,000
                                         ============   ===========   ===========   |  ==========
SUPPLEMENTAL INFORMATION:                                                           |
 Cash payments of interest               $  1,572,000   $   765,000   $   337,000   |  $1,033,000
                                         ============   ===========   ===========   |  ==========
 Cash payments of income taxes           $    665,000   $ 2,089,000   $   780,000   |
                                         ============   ===========   ===========   |

                                  (continued)

                         ADVOCAT INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (continued)

NON-CASH TRANSACTIONS:

The Company assumed debt of $1,592,000 and $1,075,000 in connection with the acquisition of facilities in 1996 and 1995, respectively.

Foreign currency translation (gain) loss adjustments totaled $18,000, ($49,000), $44,000, and $410,000 for 1996, 1995 and the periods in 1994, respectively.

The Company and the Long-Term Care Business received benefit plan deposits and recorded benefit plan liabilities of $172,000, $164,000, $54,000, and $42,000 for 1996, 1995, and the periods in 1994, respectively.

Counsel and Diversicare did not require the Long-Term Care Business operation to pay income taxes as if the Long-Term Care Business were a separate entity. If the Long-Term Care Business had been a separate entity, the current income taxes that would have been paid to Counsel or Diversicare totaled $615,000 for the four months ended April 30, 1994.








             The accompanying notes are an integral part of these
                      consolidated financial statements.

                         ADVOCAT INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996



1.  ORGANIZATION AND BACKGROUND

    Advocat Inc. (together with its subsidiaries, "Advocat" or the "Company") commenced operations with an initial public offering of 4,750,000 shares of common stock by its selling shareholders on May 10, 1994 (the "Offering"). The Company is a long-term care provider operating nursing homes and retirement centers in the United States and Canada.

    Advocat was organized in January 1994 by Counsel Corporation, a publicly-owned Ontario corporation (together with its subsidiaries, "Counsel"), to combine into one entity the long-term care business of Counsel and Diversicare Inc., a publicly-owned Delaware corporation (together with its subsidiaries, "Diversicare"), of which Counsel was the approximate 70% owner at the time of the Offering. The combined long-term care business of Counsel and Diversicare is hereafter referred to as the "Long-Term Care Business."

    Pursuant to agreements among the parties (the "Transfer Agreements"), immediately prior to the Offering, Counsel and Diversicare (the "Selling Shareholders") transferred their Long-Term Care Business to Advocat in exchange for 4,750,000 shares of Advocat common stock and promissory notes receivable from Advocat totaling $2,209,000. Advocat assumed the trade liabilities and payables of the Long-Term Care Business relating to the assets transferred. Advocat is entitled to indemnification from the Selling Shareholders in the event of material breaches of representations and warranties contained in the agreements.

    All of the 4,750,000 shares of common stock of Advocat owned by the Selling Shareholders were included in the Offering. The net proceeds from the sale of these shares were received by the Selling Shareholders. In addition, the underwriters exercised an over-allotment option to sell 500,000 additional shares. The net proceeds from the over-allotment shares went to Advocat, and one-half of the proceeds were used by Advocat to repay in full the promissory notes to the Selling Shareholders. For accounting purposes, the transaction was effective May 1, 1994. Substantially all employees of the Long-Term Care Business became employees of Advocat with the completion of the Offering.

    Pursuant to the Transfer Agreements, the Company received the outstanding capital stock of Diversicare's nursing home and retirement center management subsidiary and the outstanding capital stock of a Counsel subsidiary that held the general partnership interest in a nursing home partnership managed by Diversicare and leasehold interests in all of the nursing homes and retirement centers then owned or leased by Counsel. Eleven of the facilities owned by Counsel are now leased by Advocat from Counsel. In accordance with generally accepted accounting principles, the net assets of the Long-Term Care Business transferred by the Selling Shareholders to Advocat were recorded in the financial statements of Advocat on the basis of the Selling Shareholders' historical cost.

    Unaudited pro forma information for the year ended December 31, 1994, reflecting the pro forma effect on the Company's and the Long-Term Care Business's statements of income as if the conversion of the eleven facilities owned by Counsel to operating leases had been effective January 1, 1994, is as follows (in thousands, except per share amounts):


       Pro forma net revenues                                           $103,086
                                                                        ========
       Pro forma net income                                             $  4,204
                                                                        ========
       Pro forma earnings per share                                     $    .80
                                                                        ========
       Average number of common and common equivalent shares
        outstanding                                                        5,258
                                                                        ========

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CONSOLIDATION

    The financial statements include the operations and accounts of Advocat and its subsidiaries in the periods beginning May 1, 1994, and those of the Long-Term Care Business in the period through April 30, 1994. Investments in 20% to 50% owned entities are accounted for using the equity method.
    All significant intercompany accounts and transactions have been eliminated in consolidation.

    REVENUE

    PATIENT REVENUES - The fees charged to patients by the Company include fees from patients participating in federal- and state-funded cost reimbursement programs. These revenues are based on approved rates for each facility that are either based on current costs with retroactive settlements or prospective rates with no cost settlement. Amounts earned under federal and state programs are subject to review by the third-party payors. Final cost settlements, if any, are recorded when objectively determinable, generally within three years of the close of a reimbursement year depending upon the timing of appeals and third-party settlement reviews or audits. Contractual adjustments for revenues earned from federal and state programs amounted to $41,801,000, $30,815,000, $11,378,000, and $4,943,000, for
    1996, 1995, and the periods in 1994, respectively.

    MANAGEMENT FEES - Under its management agreements, the Company has responsibility for the day-to-day operation and management of each of its managed facilities. The Company typically receives a base management fee ranging generally from 3.5% to 6% of net revenues of each managed facility. Other than certain corporate and regional overhead costs, the services provided at the facility are at the facility owner's expense. The facility owner also is obligated to pay for all required capital expenditures. The Company generally is not required to advance funds to the owner. Other than with respect to facilities managed during insolvency or receivership situations, the Company's management fees are generally subordinated to the debt payments of the facilities it manages. In addition, the Company is generally eligible to receive incentives over and above its base management fees based on the profits at these facilities.

    LEASE EXPENSE

    The Company operates 45 long-term care facilities under operating leases, including 31 owned by Omega Healthcare Investors, Inc. ("Omega"), 11 owned by Counsel and three owned by other parties. The Company's operating leases generally require the Company to pay stated rent, subject to increases based on changes in the Consumer Price Index or increases in the net revenues of the leased properties. The Company's leases are "triple-net," requiring the Company to maintain the premises, pay taxes, and pay for all utilities. The Company generally grants its lessor a security interest in the Company's personal property located at the leased facility. The leases generally require the Company to maintain a minimum tangible net worth and prohibit the Company from operating any additional facilities within a certain radius of each leased facility. The Company is generally required to maintain comprehensive insurance covering the facilities it leases as well as personal and real property damage insurance and professional malpractice insurance. The failure to pay rentals within a specified period constitutes a default, which default, if uncured, permits the lessor to terminate the lease. The Company's interest in the premises is subordinated to that of the lessor's lenders.

    CLASSIFICATION OF EXPENSES

    The Company classifies all expenses (except interest, depreciation, amortization, and lease expenses) associated with its corporate and regional office support functions as general and administrative expenses. All other expenses (except interest, depreciation, amortization, and lease expenses) incurred by the Company at the facility level are classified as operating expenses.

    PROVISION FOR DOUBTFUL ACCOUNTS

    The Company includes provisions for doubtful accounts in operating expenses in the accompanying statements of income. The provisions for doubtful accounts were $1,745,000, $967,000, $628,000, and $130,000 for 1996,
    1995, and the periods in 1994, respectively.

    PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost with depreciation being provided over the shorter of the remaining lease term (where applicable) or the assets' estimated useful lives on the straight-line basis as follows:


            Buildings and leasehold improvements  - 10 to 40 years
            Furniture and equipment               -  2 to 15 years
            Vehicles                              -  5 years


    Interest incurred during construction periods is capitalized as part of the building cost. Maintenance and repairs are charged against income as incurred, and major betterments and improvements are capitalized. Property and equipment obtained through purchase acquisitions are stated at their fair value determined on the respective dates of acquisition.

    The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." In accordance with SFAS No. 121, the Company evaluates the carrying value of its properties in light of each property's operational profitability.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash on deposit with banks and all highly liquid investments with maturities of three months or less.

    RESTRICTED CASH

    Restricted cash consisted of funds on deposit in 1994 that secured letters of credit that secured the Company's obligations under its worker's compensation self-insurance programs.

    INVENTORIES

    Inventory is recorded at the lower of cost or net realizable value, with cost being determined principally on the first-in, first-out basis.

    DEFERRED FINANCING AND OTHER COSTS

    Financing costs are amortized over the term of the related debt. Start-up costs incurred prior to the commencement of revenue recognition are deferred and charged against operations over five years on a straight-line basis. The Company is entitled to recover these costs from cost-reimbursement programs. Financing costs are recoverable over the term of the related indebtedness. Start-up costs are recovered over the five-year period following incurrence.

    INCOME TAXES

    The Company has adopted SFAS No. 109, "Accounting for Income Taxes," for the financial reporting of income taxes, which generally requires the Company to record deferred income taxes for the differences between book and tax bases in its assets and liabilities. The Long-Term Care Business, separate from Counsel and Diversicare, implemented SFAS No. 109 giving effect to the accounting treatment prescribed by SFAS No. 109 from its inception.

    For federal income tax purposes, the United States operations of the Long-Term Care Business have been included in the Counsel and Diversicare consolidated tax returns. For foreign income tax purposes, the Canadian operations of the Long-Term Care Business have been included in the Counsel tax returns. Income tax provisions in the accompanying financial statements have been computed assuming that the Long-Term Care Business was a stand-alone entity, with the corresponding changes in the deferred tax accounts and in the investment by Diversicare and Counsel account for current taxes. Cash was not actually paid for income taxes as shown in the accompanying combined statement of cash flows with respect to the Long-Term Care Business. Amounts representing the current portion of the Long-Term Care Business's income tax provision which would have been paid have been disclosed in the accompanying combined statement of cash flows. Actual income tax payments were made by Counsel and Diversicare.

    Income taxes have been provided for all items included in the statements of income, regardless of the period when such items will be deductible for tax purposes. The principal temporary differences between financial and tax reporting arise from depreciation and reserves not currently deductible, as well as the timing of recognition of gains on sales of assets.

    COSTS ALLOCATED TO THE LONG-TERM CARE BUSINESS

    The Long-Term Care Business's staff and management provided certain operating, corporate, and management services to Counsel's other businesses during the four months ended April 30, 1994. The combined statement of income for this period reflects an allocation of operating and general and administrative costs to the other operations. Such allocations to the other operations have been reflected as a reduction of operating expenses and general and administrative expenses in the four months ended April 30, 1994, with a corresponding reduction in the Investment by Counsel and Diversicare.

    FOREIGN OPERATIONS AND TRANSLATION POLICIES

    The results of the Canadian operations have been translated at the respective average rates (for consolidated statements of income purposes) and respective year-end rates (for consolidated balance sheet purposes).

    DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amounts of cash and cash equivalents and benefit plan deposits approximate fair value because of the short-term nature of these accounts and because they are invested in accounts earning market rates of interest. The carrying amount of the Company's debt approximates fair value because the interest rates approximate the current rates available to the Company and its individual facilities.

    EARNINGS PER SHARE

    The computation of earnings per share is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include stock options and are determined using the treasury stock method.

    SFAS No. 128, "Earnings per Share," has been issued effective for financial statement periods ending after December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share. A companion statement, SFAS No. 129, establishes standards with respect to disclosure of information about an entity's capital structure. The Company is required to adopt the provisions of these statements in 1997 and does not expect adoption thereof to have a material effect on the Company's results of operations.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    RECLASSIFICATIONS

    Certain amounts in the 1994 and 1995 financial statements have been reclassified to conform with the 1996 presentation.


3.  RECEIVABLES

    Accounts receivable, before allowances, consists of the following components:



                                           DECEMBER 31,
                                     ------------------------
                                        1996         1995
                                     -----------  -----------

     Medicare                        $10,828,000  $ 8,753,000
     Medicaid                          9,360,000    7,924,000
     Other, primarily private
       insurance                       6,569,000    4,408,000
     Management fees - affiliates        262,000      360,000
     Management fees                     451,000      336,000
                                     -----------  -----------
                                     $27,470,000  $21,781,000
                                     ===========  ===========

    The Company generally provides its resident services and manages health care facilities in the Southeastern region of the United States and two provinces in Canada.

    The Company provides credit for a substantial portion of its revenues and continually monitors the credit-worthiness and collectibility from its clients, including proper documentation of third-party coverage.

    The Company is subject to accounting losses from uncollectible receivables in excess of its reserves and from the realization of its long-term assets. The Company's management believes that all appropriate reserves or valuation allowances have been provided as of December 31, 1996.

4.  ACQUISITIONS

    In 1996, the Company purchased four facilities totaling 350 beds. The aggregate purchase price of $8,802,000 was financed with cash of $693,000, debt issued in the amount of $6,487,000, and assumed liabilities of $1,622,000.

    In 1995, the Company purchased two facilities totaling 265 beds. The aggregate purchase price of $6,004,000 was financed with cash of $726,000 debt issued in the amount of $4,172,000, and assumed liabilities of $1,106,000.

    The pro forma effect on net income of these acquisitions is not material.


5.  SALE/LEASEBACK OF FACILITIES

    Effective August 14, 1992, the Long-Term Care Business entered into an agreement with Omega whereby 21 of the Long-Term Care Business's facilities were sold to Omega and leased back to the Long-Term Care Business under a master lease agreement (the "Master Lease"). In addition, the Long-Term Care Business entered into a participating mortgage (the "Participating Mortgage") with Omega on three other facilities. Effective with the Offering, Advocat assumed the obligations under the Master Lease and entered into an agreement to lease from Counsel the facilities subject to the Participating Mortgage.

    The net gain on the sale/leaseback was deferred in accordance with sale/leaseback accounting. The Company is amortizing the deferred gain over 20 years, which is the initial lease term and the renewal period. The net deferred gain totaled $3,786,000 as of December 31, 1996. Amortization of the deferred gain totaled $246,000, $246,000, $164,000, and $82,000 for
    1996, 1995, and the periods in 1994, respectively, and is included as a decrease to lease expense in the accompanying consolidated statements of income.


6.  SALE OF TEXAS HOMES

    In 1991, the Long-Term Care Business sold six of its Texas nursing homes to Texas Diversicare Limited Partnership ("TDLP") for a sales price of approximately $13,137,000. The general partner of TDLP is Diversicare General Partner, which was a wholly-owned subsidiary of Counsel. Under the terms of the Transfer Agreements, the Company received the general partnership interest and succeeded the Long-Term Care Business in all aspects of its rights and responsibilities with respect to TDLP including management of the partnership facilities in exchange for 5% of net revenues.

    Total consideration for the sale in 1991 included a $7,500,000 wrap mortgage receivable from TDLP and $4,370,000 cash. Underlying the wrap mortgage receivable is a note payable to a bank by the Company of $3,839,000 as of December 31, 1996. The TDLP properties are collateral for this debt.

    Under a repurchase agreement, the general partner of TDLP, a subsidiary of the Company, has agreed to purchase up to 10.0% of the partnership units per year, beginning in January 1997 (up to a maximum of 50.0% of the total partnership units) through January 2001. The purchase of the partnership units is upon demand from the limited partners and the 10.0% maximum per year is not cumulative. The repurchase price is the original cash sales price per unit less certain amounts based on the depreciation from 1991 to the December 31 prior to the date of repurchase. Pursuant to its repurchase obligation, the Company purchased 10.0% of the partnership units in January 1997 for approximately $650,000. Units acquired pursuant to the repurchase agreement do not have voting rights with respect to any matters coming before the limited partners of TDLP.

    As part of the TDLP transaction, the Company has guaranteed certain cash flow requirements of TDLP for a ten-year period through August 2001. As of December 31, 1996, the Company has provided working capital funding and requirements under the cash flow guarantee to TDLP totaling $2,739,000, which has reduced the advance liability discussed below.

    Because of the guaranteed financial requirements to the TDLP partners, the Company is accounting for this transaction under the leasing method of accounting under SFAS No. 66. Under this method, the Company has not recorded a sale of the assets. The cash received from TDLP was recorded as an advance liability, and the wrap mortgage receivable has not been reflected in the financial statements. The advance liability is adjusted throughout the year based on mortgage note payments and advances to or repayments from TDLP. The Company's consolidated statements of income will continue to reflect the operations of the facilities until the end of the repurchase obligation period so long as the Company's recorded net assets with respect to TDLP are less than the Company's interest in the wrap mortgage due from TDLP. The Company continually evaluates the funding contingencies noted above in relation to the balance in the advance liability account and future wrap mortgage receivable collections.

    The consolidated statements of income include the recognition of income and expenses from the TDLP homes since the sale. During 1996, 1995, and the periods in 1994, the consolidated statements of income include TDLP results of operations before taxes of $83,000, $260,000, $225,000, and $131,000, respectively, which have also been reflected as a reduction of the advance liability account. These amounts represent the amortization of the balance of the advance liability account in excess of the repurchase obligation amount.

7.  PROPERTY AND EQUIPMENT

    Property and equipment, at cost, consists of the following:


                                                     DECEMBER 31,
                                               ------------------------
                                                   1996        1995
                                               -----------  -----------
         Land                                  $ 1,949,000  $   963,000
         Buildings and leasehold improvements   28,154,000   20,187,000
         Furniture, fixtures and equipment      11,342,000    8,527,000
                                               -----------  -----------
                                               $41,445,000  $29,677,000
                                               ===========  ===========

    Substantially all of the Company's gross property and equipment is security for debt obligations.


8.  LONG-TERM DEBT

    Long-term debt consists of the following:


                                                                      DECEMBER 31,
                                                                  ----------------------
                                                                      1996       1995
                                                                  -----------  ---------
Acquisition line of credit payable to a commercial
   finance company; secured by four nursing homes;
   interest payable monthly at the London Interbank
   Offered Rate ("LIBOR") plus additional interest ranging
   from 2.55% to 3.25% as per formula at loan origination
   (8.14% to 8.89% at December 31, 1996); balloon maturity
   in December 1999                                               $11,100,000  $       -

Working capital line of credit payable to a bank;
   secured by certain accounts receivable and
   substantially all other Company assets; interest
   payable monthly at either 2.5% above LIBOR or the
   bank's Index rate (8.03% at December 31, 1996); balloon
   maturity in December 1999                                        2,436,000          -

Mortgage payable to bank; secured by the six TDLP
   nursing homes; interest and principal payable monthly;
   interest at 8.0%; matures in August 2001                         3,839,000  4,364,000

                                                                   DECEMBER 31,
                                                              ---------------------
                                                                 1996       1995
                                                              ----------  ---------
Mortgage payable to a bank; secured by one nursing home;
   interest and principal payable monthly; interest at the
   lending bank's base rate plus 0.75% (9.0% at December
   31, 1996); balloon maturity in August 2001                 $2,446,000  $       -

Mortgages payable to two banks; secured by second
   interests in the nursing home referred to immediately
   above; interest and principal payable monthly; interest
   at the lead bank's base rate plus 0.75% (9.0% at
   December 31, 1996); balloon maturity in August 2001           167,000          -

Mortgages payable to a Canadian bank; secured by two
   nursing homes and one retirement facility; interest and
   principal payable monthly; interest ranging from 6.98%
   to 10.0%; balloon maturities August through December
   2006                                                        3,905,000  1,347,000

Promissory note payable to Omega; unsecured; interest
   and principal payable quarterly; interest at 11.0%;
   matures in April 1998                                          74,000    106,000

Acquisition line of credit payable to a group of banks;
   secured by two nursing homes; interest payable monthly
   at either the lead bank's prime rate or 2.0% above
   LIBOR; refinanced in December 1996                                  -  6,062,000

Working capital line of credit payable to a group of
   banks; secured by certain accounts receivable and
   substantially all other Company assets; interest payable
   monthly at either the lead bank's prime rate or 2.0%
   above LIBOR; refinanced in December 1996                            -  2,035,000

                                                               DECEMBER 31,
                                                      -------------------------
                                                          1996          1995
                                                      ------------   ----------
Mortgage payable to a finance company; secured by
   one Canadian retirement home; interest at 9.25%
   payable monthly; refinanced in September 1996                -     1,075,000
                                                      -----------   -----------
                                                       23,967,000    14,989,000
Less current portion                                     (713,000)   (3,926,000)
                                                      -----------   -----------
                                                      $23,254,000   $11,063,000
                                                      ===========   ===========

    Principal payments for the Company on long-term debt for the next five years and thereafter beginning January 1, 1997, are as follows:


                        1997        $   713,000
                        1998            745,000
                        1999         15,588,000
                        2000            822,000
                        2001          3,245,000
                        Thereafter    2,854,000
                                    -----------
                                    $23,967,000
                                    ===========

    On December 31, 1996, the Company entered into two new lines of credit including a $10,000,000 working capital line and a $40,000,000 acquisition line. The Company immediately drew sufficient funds under both lines to repay its then-existing working capital indebtedness and to refinance its mortgage indebtedness with respect to four nursing facilities.

    The working capital line of credit provides for working capital loans and letters of credit aggregating up to the lesser of $10,000,000 or the borrowing base, as defined. The Company's obligations under the working capital line are secured by certain accounts receivable and substantially all other Company assets. Advances under the working capital line bear interest payable monthly at either LIBOR plus 2.50% or the lending bank's Index rate with the choice of rate being at the Company's option. The working capital line terminates and all outstanding borrowings are due in December 1999. As of December 31, 1996, the Company had drawn $2,436,000, had $4,300,000 of letters of credit outstanding, and had $3,264,000 remaining borrowing capability under the working capital line.

    The acquisition line of credit of $40,000,000, less outstanding borrowings, is available to fund approved acquisitions through October 1999. The Company's obligations under the acquisition line are secured by the assets acquired with the draws under the acquisition line. Advances under the acquisition line bear interest, payable monthly, at LIBOR plus a defined spread with respect to each facility based upon its loan-to-value ratio and debt service coverage. Individual advances made under the acquisition line are due three years from the date of initial funding. As of December 31, 1996, the Company had drawn $11,100,000 under the acquisition line, which amount was secured by four nursing homes, and had $28,900,000 available for future acquisitions.

    At December 31, 1996, the Company had additional letters of credit in the amount of $782,000 with a bank other than its line of credit lenders.

    The Company's loan agreements contain various financial covenants, the most restrictive of which relate to net worth, cash flow, debt to equity ratio requirements, and limits on the payment of dividends to shareholders. As of December 31, 1996, the Company was in compliance with the covenants.


9.  SHAREHOLDERS' EQUITY AND STOCK PLANS

    SHAREHOLDERS' RIGHTS PLAN

    In 1995, the Company adopted a shareholders' rights plan (the "Rights Plan"). The Rights Plan is designed to protect the Company's shareholders from unfair or coercive takeover tactics. The rights under the Rights Plan were effective for all shareholders of record at the close of business March 20, 1995, and thereafter and exist for a term of ten years. The Rights Plan provides for one right with respect to each share of common stock. Each right entitles the holder to acquire, at a 50% discount from the then-current market, $100 worth of common stock of the Company or that of a non-approved acquiring company. The rights may be exercised only upon the occurrence of certain triggering events, including the acquisition of, or a tender offer for, 15% or more of the Company's common stock without the Company's prior approval.

    STOCK-BASED COMPENSATION PLANS

    In 1994, the Company adopted the 1994 Incentive and Nonqualified Stock Option Plan for Key Personnel (the "Key Personnel Plan"). Under the Key Personnel Plan, as amended in May 1996, 610,000 shares of common stock have been reserved for issuance upon exercise of options granted thereunder.

    In 1994, the Company adopted the 1994 Nonqualified Stock Option Plan for the Directors (the "Director Plan"). Under the Director Plan, as amended in May 1996, 190,000 shares of common stock have been reserved for issuance upon exercise of options granted thereunder.

    Under both plans, the option exercise price equals the stock's market price on the grant date. The maximum term of any option granted pursuant to either the Key Personnel Plan or to the Director Plan is ten years. Options issued under either plan are one-third vested at the grant date with an additional one-third vesting on each of the next two anniversaries of the grant date. Shares subject to options granted under either plan that expire, terminate, or are canceled without having been exercised in full become available again for future grants.

    In 1994, the Company adopted the 1994 Employee Stock Purchase Plan and reserved 250,000 shares for issuance under the plan. Employees may purchase stock, subject to certain limitations, at 85% of the lower of the closing market price at the beginning or at the end of each plan year. The plan year begins July 1 and ends the following June 30. In July 1996 and 1995, 21,000 and 23,000 shares were issued pursuant to this plan, respectively. The fair value of shares sold under the plan was $9.50 and $8.63 in 1996 and 1995, respectively.

    The Company accounts for these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:


                                      Year Ended December 31,
                                      ----------------------
                                         1996        1995
                                      ----------  ----------
    Net Income:          As Reported  $4,721,000  $4,410,000
                                      ==========  ==========
                         Pro Forma    $4,447,000  $4,302,000
                                      ==========  ==========
    Earnings Per Share:  As Reported  $      .89  $      .83
                                      ==========  ==========
                         Pro Forma    $      .84  $      .81
                                      ==========  ==========

    Because the provisions of SFAS No. 123 have not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

    Summarized activity of the stock option plans is presented below:


                                    SHARES
                            ----------------------        WEIGHTED
                            KEY EMPLOYEE  DIRECTOR        AVERAGE
                                PLAN        PLAN       EXERCISE PRICE
                            ------------  --------     --------------
Issued May 10, 1994            384,000    120,000          $ 9.50
Issued                          25,000      8,000           10.93
Exercised                            -          -               -
Expired or canceled                  -          -               -
                               -------    -------          ------
Outstanding,
 December 31, 1994             409,000    128,000            9.59
Issued                          15,000     23,000           12.10
Exercised                       (5,000)   (10,000)           9.50
Expired or canceled             (6,000)    (6,000)           9.50
                               -------    -------          ------
Outstanding,
 December 31, 1995             413,000    135,000            9.76
Issued                         112,000      5,000            9.64
Exercised                       (7,000)         -            9.50
Expired or canceled             (7,000)   (24,000)          10.45
                               -------    -------          ------
Outstanding,
 December 31, 1996             511,000    116,000          $ 9.71
                               =======    =======          ======
Vested, December 31, 1996      432,000    111,000          $ 9.68
                               =======    =======          ======

    The outstanding options have exercise prices ranging from $7.25 to $13.13 and have a weighted average remaining life of 8.0 years. The weighted average fair value of options granted was $4.10 and $5.33 in 1996 and 1995, respectively.

    The fair value of each option is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used for the 1996 and 1995 grants: risk free interest rates ranging from 5.5% to 6.1% for 1996 and from 5.4% to 7.1% for 1995; no expected dividend yield for both years; expected lives of five years for both years; and, expected volatility of 38.5% for both years.

    PREFERRED STOCK

    The Company is authorized to issue up to 1,000,000 shares of preferred stock. The Company's Board of Directors is authorized to establish the terms and rights of each series, including the voting powers, designations, preferences, and other special rights, qualifications, limitations, or restrictions thereof.

10. INVESTMENT BY COUNSEL AND DIVERSICARE

    This investment represents the equity investments in the Long-Term Care Business by Counsel and Diversicare, the historical accumulated earnings of the Long-Term Care Business's operations, the effect of unpaid tax allocations and charges to Counsel and Diversicare, and advances of cash to and from Counsel, Diversicare, and the Long-Term Care Business for working capital requirements.

    Counsel and Diversicare did not charge the Long-Term Care Business interest expense for intercompany loans or investments. Generally, the equity varied day-to-day due to the differences between cash requirements and cash deposits on receipts from customers and third-party payors. The average investment balance was $7,594,000 for the four months ended April 30, 1994. Pursuant to the Transfer Agreements, all the Long-Term Care Business investment and intercompany balances with Counsel and Diversicare were settled.


11. INCOME TAXES

    The Long-Term Care Business's historical operations have been included in the federal and state income tax returns of Counsel and Diversicare. Allocations for income taxes have been included in the Long-Term Care Business's combined statement of income as if the Long-Term Care Business was a separate taxable entity. The Long-Term Care Business's current taxes payable or benefit is reflected as an addition or reduction of the intercompany balances with Counsel or Diversicare.

    The provision for income tax expense is composed of the following components:


                                                                                   LONG-TERM CARE
                                               ADVOCAT                                 BUSINESS
                              ---------------------------------------------          -----------
                                                               EIGHT MONTHS          FOUR MONTHS
                                                                  ENDED                 ENDED
                                YEAR ENDED DECEMBER 31,         DECEMBER 31,          APRIL 30,
                                 1996            1995              1994                 1994
                              ----------      ----------        ----------            ---------
Current payable:
 Federal                      $1,498,000      $  976,000        $  883,000            $ 550,000
 State and province              379,000         339,000           220,000               65,000
                              ----------      ----------        ----------            ---------
                               1,877,000       1,315,000         1,103,000              615,000
                              ----------      ----------        ----------            ---------
Deferred taxes:
 Federal                         621,000         865,000           569,000             (155,000)
 State and province              157,000         300,000            68,000              (18,000)
                              ----------      ----------        ----------            ---------
                                 778,000       1,165,000           637,000             (173,000)
                              ----------      ----------        ----------            ---------
Provision for income taxes    $2,655,000      $2,480,000        $1,740,000            $ 442,000
                              ==========      ==========        ==========            =========

    A reconciliation of taxes computed at statutory income tax rates is as follows:


                                                                                       LONG-TERM CARE
                                                 ADVOCAT                                  BUSINESS
                              ------------------------------------------------           ----------
                                                                  EIGHT MONTHS           FOUR MONTHS
                                                                      ENDED                 ENDED
                                YEAR ENDED DECEMBER 31,            DECEMBER 31,           APRIL 30,
                                 1996             1995                 1994                 1994
                              ----------       ----------           ----------            --------
Provision for federal
  income taxes at statutory
  rate                        $2,508,000       $2,343,000           $1,643,000            $395,000
State and province income
  taxes, net of benefit          295,000          276,000              193,000              47,000
Other                           (148,000)        (139,000)             (96,000)                  -
                              ----------       ----------           ----------            --------
Provision for income taxes    $2,655,000       $2,480,000           $1,740,000            $442,000
                              ==========       ==========           ==========            ========

    The net deferred tax assets and liabilities, at the respective income tax rates, as of December 31, 1996 and 1995, are as follows:


                                                          1996          1995
                                                      -----------   -----------
Current deferred asset:
 Allowance for doubtful accounts                      $   881,000   $   269,000
 Accrued liabilities                                    1,060,000       705,000
                                                      -----------   -----------
                                                        1,941,000       974,000
Current deferred liability                                      -             -
                                                      -----------   -----------
   Net current deferred asset                         $ 1,941,000   $   974,000
                                                      ===========   ===========
Non-current deferred asset:
 Tax gain on sale transactions in excess of
  recognized financial reporting gain                 $ 1,743,000   $ 2,341,000
 Tax goodwill and intangibles                          11,084,000    12,080,000
 Depreciation                                                   -       197,000
 Other                                                    153,000        83,000
                                                      -----------   -----------
                                                       12,980,000    14,701,000
Less valuation allowance                               (5,909,000)   (6,190,000)
                                                      -----------   -----------
                                                        7,071,000     8,511,000
Non-current deferred liability:
 Deferred costs                                          (325,000)     (287,000)
 Depreciation                                            (266,000)            -
                                                      -----------   -----------
                                                         (591,000)     (287,000)
                                                      -----------   -----------
   Net non-current deferred asset                     $ 6,480,000   $ 8,224,000
                                                      ===========   ===========

    The Company has recorded a valuation allowance with respect to the deductibility of certain tax goodwill and intangibles. The valuation allowance for deferred tax assets decreased $281,000 in 1996 and increased by $17,000 in 1995. The changes are related to the amortization of tax goodwill. The Company expects that such valuation allowances will be determined annually based on any circumstances or events with the taxing authorities.


12. COMMITMENTS, CONTINGENCIES AND GUARANTEE

    LEASE COMMITMENTS

    The Company is committed under long-term operating leases with various expiration dates and varying renewal options. Minimum annual rentals (exclusive of taxes, insurance, and maintenance costs) under these leases for the next five years beginning January 1, 1997, are as follows:


                                 1997  $15,162,000
                                 1998   15,540,000
                                 1999   15,962,000
                                 2000   16,380,000
                                 2001   16,794,000

    Under lease agreements with Omega, Counsel, and others, the Company's lease payments are subject to periodic annual escalations as described in Note 2. Total lease expense was $14,441,000, $13,518,000, $7,301,000 and $2,826,000,
    for 1996, 1995, and the periods in 1994, respectively.

    One operating lease requires the Company to pay additional lease payments in an amount equal to 60.0% of pretax facility profits, as defined.

    OMEGA LEASES

    The Company's Master Lease with Omega covering 21 facilities provides for an initial term of ten years through August 2002 and allows the Company one ten-year renewal option. The Company issued a letter of credit in the amount of $3,800,000 in favor of Omega as security for its obligations under the Master Lease. Under the terms of the Master Lease, the Company must comply with certain covenants based on total shareholders' equity of the Company as defined. The Company was in compliance with these covenants as of December 31, 1996. First mortgage revenue bonds of $4,370,000 were assumed by Omega as of August 14, 1992. The Company remains secondarily liable for the debt service through maturity of these bonds. Omega has indemnified the Company for any losses suffered by the Company as a result of a default on the bonds. Omega has represented to the Company that the debt service on the bonds was current as of December 31, 1996. The Company is leasing the two facilities mortgaged by these bonds.

    Effective December 1, 1994, the Company entered into a series of agreements with Omega and a third party. Under the agreements, the Company will ultimately lease a total of nine nursing facilities with a total of 805 beds. The Company has executed formal lease agreements with respect to five of the nine facilities. The remaining four facilities are currently being managed by the Company. Under the management agreements, the Company is responsible for the operating assets and liabilities of the facilities and receives a management fee equal to the net profits of the facilities. The Company is accounting for these properties as operating leases in anticipation of the completion of formal lease agreements. The initial lease period for the nine facilities will be ten years with two five-year renewal options at the Company's option.

    COUNSEL LEASES

    The Company leases five facilities from Counsel with an initial term of five years through April 1999 and one five-year renewal option. With respect to these facilities, the Company has a right of first refusal and a purchase option at the end of the lease term.

    The Company leases three additional facilities from Counsel with an initial term of ten years through April 2004 and one ten-year renewal option. With respect to these facilities, the Company has the right of first refusal and a purchase option at the end of the lease term.

    The Company leases three additional facilities from Counsel with a lease term through August 2002. At the end of the lease term, the Company has the right to purchase these facilities. In addition, the Company can require Counsel to transfer these facilities to Omega, at which time the Company has the right to lease these facilities from Omega in accordance with the terms of the Master Lease.

    CONTINGENCIES

    The Company has liability claims and disputes outstanding for patient liability issues. Professional liability insurance up to certain limits is carried by the Company and its subsidiaries for coverage of such claims. (See Note 13.) The ultimate results of the litigation are unknown at the present time, but management is of the opinion that there would be no material amounts in excess of liability coverages.

    The Company is self-insured for the first $250,000, on a per claim basis, for worker's compensation claims in a majority of its United States nursing facilities. The Company has provided reserves for the settlement of outstanding claims at amounts believed to be adequate as of December 31, 1996. The differences between actual settlements and reserves are included in expense in the year finalized. The Company has letters of credit totaling $782,000 securing its obligations with respect to the self-insurance program. In addition, the Company has certain nursing facilities in the United States that participate in state-sponsored worker's compensation programs.

    The Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $75,000 per individual annually. The Company provides reserves based upon actuarial criteria for the settlement of outstanding claims at amounts believed to be adequate. The differences between actual settlements and reserves are included in expense in the year finalized.

    GUARANTEE

    As of December 31, 1996, the Company has guaranteed up to $511,000 ($700,000 Canadian) of a mortgage note payable of $2,668,000 ($3,656,000 Canadian). The mortgage note payable relates to a facility managed by the Company. The Company has a right of first refusal with respect to a sale of this facility.

    EMPLOYMENT AGREEMENTS

    The Company has employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.5 times their annual base salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change in control of the Company (as defined). The maximum contingent liability under these agreements is approximately $1,700,000. In addition, upon such an event, certain executives may elect to require the Company to purchase options granted to them for a purchase price equal to the difference between the fair market value of the Company's common stock at the date of termination and the stated option exercise price. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by the employee or the Company.

    SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

    The Company has established a Supplemental Executive Retirement Plan (the "SERP") to provide retirement benefits for officers and employees of the Company who have been designated for participation by the President of the Company. Participants in the SERP will be eligible to receive benefits thereunder after reaching normal retirement age which is defined in the SERP as either (i) age 65, (ii) age 60 and ten years of service, or (iii) age 55 and 15 years of service. Under the SERP, participants can defer up to 6% of his or her base pay. The Company makes matching contributions of 100% of the amount deferred by each participant. Benefits under the SERP become fully vested upon the participant reaching normal retirement age or the participant's disability or death. In addition, if there is a change in control of the Company as defined in the SERP, all participants shall be fully vested, and each participant shall be entitled to receive his or her benefits under the SERP upon termination of employment. The SERP trust funds are at risk of loss. Should the Company become insolvent, its creditors would be entitled to a claim to the funds superior to the claim of SERP participants.

13. PROFESSIONAL LIABILITY INSURANCE

    The Company maintains general and professional liability insurance with per claim coverage of $1,000,000 and aggregate coverage limits of up to $2,000,000 for its long-term care services. With respect to a majority of its United States facilities, the Company is self-insured for the first $25,000 per occurrence and $500,000 in the aggregate for such claims. In addition, the Company maintains a $50,000,000 aggregate umbrella liability policy for claims in excess of the above limit for its long-term care services. The six TDLP facilities maintain general and professional liability insurance with per claim coverage of $1,000,000 and aggregate coverage limits of up to $2,000,000. In addition, TDLP maintains a $10,000,000 aggregate umbrella liability policy for claims in excess of the above limit for these facilities. The seven Canadian facilities leased or owned by the Company maintain general and professional liability insurance with per claim coverage limits of up to $1,459,000 ($2,000,000 Canadian). In addition, the Company maintains a $2,189,000 ($3,000,000 Canadian) aggregate umbrella liability policy for claims in excess of the above limit for these facilities. The liability policies are on an occurrence basis and are renewable annually.

14. GEOGRAPHIC OPERATIONS

    Expenses incurred by the Company that are not directly traceable to either of the Company's geographic segments (United States and Canada) have been allocated to the applicable geographic region for which benefit the expense was incurred. Information by geographic segment is presented below (in thousands):


                                        UNITED STATES  CANADA    TOTAL
                                        -------------  ------    -----
ADVOCAT:
Year Ended December 31, 1996
----------------------------
Net revenues                               $153,797    $12,440  $166,237
Income before taxes                           5,758      1,618     7,376
Identifiable assets                          61,861     10,525    72,386
Year Ended December 31, 1995
----------------------------
Net revenues                               $128,781    $11,184  $139,965
Income before taxes                           5,228      1,662     6,890
Identifiable assets                          50,845      6,251    57,096
Eight Months Ended December 31, 1994
------------------------------------
Net revenues                               $ 65,053    $ 6,203  $ 71,256
Income before taxes                           3,730      1,104     4,834
Identifiable assets                          40,024      3,569    43,593


LONG-TERM CARE BUSINESS:

Four Months Ended April 30, 1994
--------------------------------
Net revenues                               $ 28,971    $ 2,859  $ 31,830
Income before taxes                           1,060        103     1,163
Identifiable assets                          34,672     17,040    51,712

15. RELATED PARTIES

    From the Offering through November 1996, the Company had two Directors who are directors and key executives of Counsel. The Company provides management services for nine facilities owned by two Canadian limited partnerships. The president of the general partners of these partnerships is a director and key executive of Counsel, and Counsel leases seven of these facilities from one of the partnerships. Management fees from these facilities totaled $1,656,000, $1,684,000, $1,323,000 and $565,000, for
    1996, 1995, and the periods in 1994, respectively.

    The Company has loaned one of the limited partnerships $1,028,000 and $792,000 as of December 31, 1996 and 1995, respectively. The Company advanced an additional $434,000 to the partnership in January 1997. The Company has received second, third and fourth mortgage security interests in the partnership assets. The notes receivable bear interest at 8.0% and will be repaid over the life of the management contract beginning in 1997.

    Lease expense related to the facilities leased from Counsel totaled $2,078,000, $2,052,000, and $1,351,000 for the years ended December 31,
    1996 and 1995, and for the eight months ended December 31, 1994, respectively.


16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                 QUARTER
                    ----------------------------------
       1996          FIRST   SECOND    THIRD   FOURTH
------------------  -------  -------  -------  -------
Net revenues        $39,533  $39,776  $42,646  $44,282
                    =======  =======  =======  =======
Net income          $   900  $ 1,051  $ 1,271  $ 1,499
                    =======  =======  =======  =======
Earnings per share  $   .17  $   .20  $   .24  $   .28
                    =======  =======  =======  =======
       1995
------------------
Net revenues        $32,491  $33,509  $36,672  $37,293
                    =======  =======  =======  =======
Net income          $ 1,040  $ 1,173  $ 1,380  $   817
                    =======  =======  =======  =======
Earnings per share  $   .20  $   .22  $   .26  $   .15
                    =======  =======  =======  =======

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Advocat Inc.:


We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Advocat Inc., included in this Annual Report on Form 10-K and have issued our report thereon dated February 17, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule listed in the index under
Item 16(b) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                              ARTHUR ANDERSEN LLP

Nashville, Tennessee
February 17, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Counsel Corporation and
Diversicare Inc.:


We have audited, in accordance with generally accepted auditing standards, the combined financial statements of the LONG-TERM CARE BUSINESS OF COUNSEL CORPORATION AND DIVERSICARE INC. (the "Long-Term Care Business"), included in this Annual Report on Form 10-K and have issued our report thereon dated February 10, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule listed in the index under Item 16(b) is the responsibility of the Long-Term Care Business' management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                ARTHUR ANDERSEN LLP

Nashville, Tennessee
February 10, 1995

                                  ADVOCAT INC.


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)


     Column A           Column B                     Column C                     Column D          Column E
    -----------        ---------      --------------------------------------     ------------       --------
                                                    Additions
                        Balance       --------------------------------------
                           at         Charged                                                        Balance
                       Beginning         to          Charged                                            at
                           of         Costs and      to Other                     Deductions          End of
    Description         Period        Expenses       Accounts        Other            (1)             Period
    -----------        ---------      ---------      ---------      --------     -------------      ---------
ADVOCAT INC:
Year ended
   December 31,
   1996:
   Allowance for
   doubtful
   accounts            $   2,082      $   1,745      $       -      $      -     $       1,303      $   2,524
                       =========      =========      =========      ========     =============      =========
Year ended
   December 31,
   1995:
   Allowance for
   doubtful
   accounts            $   1,776      $     967      $       -      $      -     $         661      $   2,082
                       =========      =========      =========      ========     =============      =========
Eight months ended
   December 31,
   1994:
   Allowance for
   doubtful
   accounts            $   1,241      $     628      $      -       $      -     $          93      $   1,776
                       =========      =========      =========      ========     =============      =========
-------------------------------------------------------------------------------------------------------------
LONG-TERM CARE
   BUSINESS:
Four months
   ended April 30,
   1994:
   Allowance for
   doubtful
   accounts
                       $   1,184      $     130      $       -      $      -     $          73      $   1,241
                       =========      =========      =========      ========     =============      =========



(1)   Amounts written off as uncollectible accounts, net of recoveries.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                       DESCRIPTION OF EXHIBITS
-------                                      -----------------------
      2.1         --    Asset Purchase Agreement dated November 30, 1995, among
                        Williams Nursing Homes Inc., d/b/a Afton Oaks Nursing Center,
                        Lynn Mayers, Thomas E.  Mayers, and Diversicare Leasing
                        Corp. (incorporated by reference to Exhibit 2.1 to the
                        Company's Current Report on Form 8-K dated November 30,
                        1995).

      2.2         --    Purchase Agreement between Diversicare Leasing
                        Corporation and Americare Corporation dated February 20,
                        1996 (incorporated by reference to Exhibit 2.2 to the
                        Company's Annual Report on Form 10-K for the fiscal year
                        ended December 31, 1995).

      3.1         --    Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration
                        Statement No. 33-76150 on Form S-1).

      3.2         --    Bylaws of the Company (incorporated by reference to Exhibit
                        3.2 to the Company's Registration Statement No. 33-76150 on
                        Form S-1).

      3.3         --    Amendment to Certificate of Incorporation dated March
                        23, 1995 (incorporated by reference to Exhibit A of
                        Exhibit 1 to Form 8-A filed March 30, 1995).

      4.1         --    Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company's Registration Statement No.
                        33-76150 on Form S-1).

      4.2         --    Rights Agreement dated March 13, 1995, between the Company and Third National Bank in Nashville (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K
                        dated March 13, 1995).                .

      4.3         --    Summary of Shareholder Rights Plan adopted March 13,
                        1995 (incorporated by reference to Exhibit B of Exhibit 1
                        to Form 8-A filed March 30, 1995).

      4.4         --    Rights Agreement of Advocat Inc. dated March 23, 1995
                        (incorporated by reference to Exhibit 1 to Form 8-A filed March
                        30, 1995).

EXHIBIT
NUMBER                                       DESCRIPTION OF EXHIBITS
-------                                      -----------------------

      10.1        --    Asset Contribution Agreement among Counsel
                        Corporation and Certain of its Direct and Indirect
                        Subsidiaries dated May 10, 1994 (incorporated by
                        reference to Exhibit 10.1 to the Company's Annual Report
                        on Form 10-K for the fiscal year ended December 31,
                        1994).

      10.2        --    Asset Contribution Agreement among Diversicare Inc. and
                        Certain of its Direct and Indirect Subsidiaries dated May 10,
                        1994 (incorporated by reference to Exhibit 10.2 to the
                        Company's Annual Report on Form 10-K for the fiscal year
                        ended December 31, 1994).

      10.3        --    1994 Incentive and Non-Qualified Stock Plan for Key Personnel
                        (incorporated by reference to Exhibit 10.3 to the Company's
                        Registration Statement No. 33-76150 on Form S-1).

      10.4        --    1994 Non-Qualified Stock Option Plan for Directors
                        (incorporated by reference to Exhibit 10.4 to the Company's
                        Registration Statement No. 33-76150 on Form S-1).

      10.5        --    Master Agreement and Supplemental Executive Retirement Plan
                        (incorporated by reference to Exhibit 10.6 to the Company's
                        Registration Statement No. 33-76150 on Form S-1).

      10.6        --    1994 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement No.
                        33-76150 on Form S-1).

      10.7        --    Form of Employment Agreements dated May 10, 1994, between
                        the Registrant and Dr. Birkett, Mr. Richardson and Ms. Hamlett
                        (incorporated by reference to Exhibit 10.8 to the Company's
                        Registration Statement No. 33-76150 on Form S-1).

      10.8        --    Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company's Registration
                        Statement No. 33-76150 on Form S-1).

      10.9        --    Master Lease Agreement dated August 14, 1992, between
                        Diversicare Corporation of America and Omega Healthcare
                        Investors, Inc. (incorporated by reference to Exhibit 10.12 to the
                        Company's Registration Statement No. 33-76150 on Form S-1).


EXHIBIT
NUMBER                                       DESCRIPTION OF EXHIBITS
-------                                      -----------------------
      10.10      --     Consent, Assignment and Amendment Agreement between
                        Diversicare Corporation of America, Counsel Nursing
                        Properties, Inc., Advocat Inc., Diversicare Leasing Corporation
                        and Omega Healthcare Investors, Inc. dated May 10, 1994
                        (incorporated by reference to Exhibit 10.10 to the Company's
                        Annual Report on Form 10-K for the fiscal year ended
                        December 31, 1994).

      10.11       --    Advocat Inc. Guaranty in favor of Omega Healthcare Investors,
                        Inc. dated May 10, 1994 (incorporated by reference to Exhibit
                        10.11 to the Company's Annual Report on Form 10-K for the
                        fiscal year ended December 31, 1994).

      10.12       --    Consolidation, Modification and Renewal Note dated August 30,
                        1991, by Diversicare Nursing Centers, Inc. to the order of
                        Sovran Bank/Tennessee (incorporated by reference to Exhibit
                        10.19 to the Company's Registration Statement No. 33-76150
                        on Form S-1).

      10.13       --    Wraparound Promissory Note dated August 30, 1991, by Texas
                        Diversicare Limited Partnership and Diversicare Nursing
                        Centers, Inc. (incorporated by reference to Exhibit 10.20 to the
                        Company's Registration Statement No. 33-76150 on Form S-1).

      10.14      --     Management Agreement dated August 30, 1991, between Texas
                        Diversicare Limited Partnership and Diversicare Corporation of
                        America, as assigned effective October 1, 1991, to Diversicare
                        Management, with consent of Texas Diversicare Limited
                        Partnership, as amended (incorporated by reference to Exhibit
                        10.21 to the Company's Registration Statement No. 33-76150
                        on Form S-1).

      10.15       --    Amended and Restated Limited Partnership Agreement dated
                        August 30, 1991, among Diversicare General Partner, Inc., J.
                        Scott Jackson and each Limited Partner (incorporated by
                        reference to Exhibit 10.22 to the Company's Registration
                        Statement No. 33-76150 on Form S-1).

      10.16       --    Participation Agreement dated August 30, 1991,
                        between Texas Diversicare Limited Partnership and
                        Diversicare Corporation of America (incorporated by
                        reference to Exhibit 10.23 to the Company's Registration
                        Statement No. 33-76150 on Form S-1).

EXHIBIT
NUMBER                                       DESCRIPTION OF EXHIBITS
-------                                      -----------------------
      10.17       --    Agreement of Purchase and Sale entered into August 30, 1991, among Diversicare Corporation of America, Texas
                        Diversicare Limited Partnership' and Diversicare
                        Corporation of America (incorporated by reference to
                        Exhibit 10.25 to the Company's Registration Statement
                        No. 33-76150 on Form S-1).

      10.18       --    Partnership Services Agreement entered into August
                        30, 1991, among Texas Diversicare Limited Partnership,
                        Diversicare Incorporated and Counsel Property
                        Corporation (incorporated by reference to Exhibit 10.26
                        to the Company's Registration Statement No. 33-76150 on
                        Form S-1).

      10.19       --    Guaranteed Return Loan Security Agreement entered
                        into August 30, 1991, between Texas Diversicare Limited
                        Partnership and Diversicare Incorporated (incorporated
                        by reference to Exhibit 10.27 to the Company's
                        Registration Statement No. 33-76150 on Form S-1).

      10.20       --    Credit and Security Agreement dated October 12, 1994,
                        between NationsBank of Tennessee, N.A., the Company and
                        the Company's subsidiaries (incorporated by reference to
                        Exhibit 10.20 to the Company's Annual Report on Form
                        10-K for the fiscal year ended December 31, 1994).

      10.21       --    Promissory Note by Advocat Inc. to the order of Diversicare Inc.
                        dated May 10, 1994 (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

      10.22       --    Promissory Note by Advocat Inc. to the order of Counsel
                        Nursing Properties, Inc. dated May 10, 1994 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on
                        Form 10-K for the fiscal year ended December 31, 1994).

      10.23       --    Demand Master Promissory Note by Advocat Inc. to the order of Diversicare Corporation of America dated May 10, 1994
                        (incorporated by reference to Exhibit 10.23 to the Company's
                        Annual Report on Form 10-K for the fiscal year ended
                        December 31, 1994).

      10.24       --    Lease Agreement between Counsel Healthcare Assets Inc. and
                        Counsel Nursing Properties, Inc. dated May 10, 1994
                        (incorporated by reference to Exhibit 10.24 to the Company's
                        Annual Report on Form 10-K for the fiscal year ended
                        December 31, 1994).

EXHIBIT
NUMBER                                       DESCRIPTION OF EXHIBITS
-------                                      -----------------------
      10.25       --    Lease Agreement between Counsel Healthcare Assets Inc. and
                        Counsel Nursing Properties, Inc. dated May 10, 1994
                        (incorporated by reference to Exhibit 10.25 to the Company's
                        Annual Report on Form 10-K for the fiscal year ended
                        December 31, 1994).

      10.26      --     Management and Guaranteed Return Loan Agreement dated as
                        of November 30, 1985, between Diversicare VI Limited
                        Partnership and Diversicare Incorporated, an Ontario
                        corporation, as amended, as assigned effective October 1, 1991, to Diversicare Management Services Co., with consent of
                        Diversicare VI Limited Partnership (incorporated by reference to Exhibit 10.34 to the Company's Registration Statement No.
                        33-76150 on Form S-1).

      10.27       --    Management Agreement dated August 24, 1981, between
                        Americare Corporation and Diversicare Corporation of
                        America, as assigned to Diversicare Management Services
                        Co., with consent of Americare Corporation (incorporated
                        by reference to Exhibit 10.36 to the Company's
                        Registration Statement No. 33-76150 on Form S-1).

      10.28      --     Management Agreement between Counsel Healthcare Assets,
                        Inc., an Ontario corporation and Counsel Nursing Properties,
                        Inc. dated April 30, 1994, as assigned effective May 10, 1994, to Diversicare Canada Management Services Co., Inc
                        (incorporated by reference to Exhibit 10.28 to the Company's
                        Annual Report on Form 10-K for the fiscal year ended
                        December 31, 1994).

      10.29       --    Lease Agreement between Spring Hill Medical, Inc. and First
                        American HealthCare, Inc. dated February 1, 1994 (incorporated by reference to Exhibit 10.38 to the Company's Registration
                        Statement No. 33-76150 on Form S-1).

      10.30       --    Lease Agreement, as amended, between Bryson Hill Associates of Alabama, Inc. and Estates Nursing Homes, Inc. dated June
                        15, 1984, as assigned effective May 10, 1994, to Diversicare
                        Leasing Corp. (incorporated by reference to Exhibit 10.39 to the
                        Company's Registration Statement No. 33-76150 on Form S-1).


EXHIBIT
NUMBER                                       DESCRIPTION OF EXHIBITS
-------                                      -----------------------
      10.31       --    Lease Agreement between HealthCare Ventures and Wessex
                        Care Corporation dated October 23, 1989, as assigned effective
                        May 10, 1994, to Diversicare Leasing Corp. (incorporated by reference to Exhibit 10.40 to the Company's Registration
                        Statement No. 33-76150 on Form S-1).

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

      10.33       --    Florida Lease Agreement between Counsel Nursing Properties,
                        Inc. and Diversicare Leasing Corp. dated May 10, 1994
                        (incorporated by reference to Exhibit 10.33 to the Company's
                        Annual Report on Form 10-K for the fiscal year ended
                        December 31, 1994).

      10.34       --    Lease Agreement between Counsel Nursing Properties, Inc. and
                        Diversicare Leasing Corp. dated May 10, 1994 (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on
                        Form 10-K for the fiscal year ended December 31, 1994).

      10.35      --     Underwriting Agreement dated May 10, 1994, by and among
                        NatWest Securities Limited, J.C. Bradford & Co., Raymond
                        James & Associates, Inc., Advocat Inc., Counsel Nursing
                        Properties, Inc., Diversicare Inc. and Counsel Healthcare Assets
                        Inc. regarding 4,750,000 shares of Common Stock of Advocat
                        Inc.  (incorporated by reference to Exhibit 1 to the Company's
                        Registration Statement No. 33-76150 on Form S-1).

      10.36       --    Letter Agreement dated November 23, 1994, among
                        Advocat Inc., Omega Healthcare Investors, Inc., Sterling
                        Health Care Centers, Inc. and E.B. Lowman, II
                        (incorporated by reference to Exhibit 10.36 to the
                        Company's Annual Report on Form 10-K for the fiscal year
                        ended December 31, 1994).

      10.37       --    Assignment and Assumption Agreement of Master Lease
                        dated September 1, 1995, between Sterling Health Care
                        Management, Inc., Diversicare Leasing Corp. and Sterling
                        Acquisition Corp (incorporated by reference to Exhibit
                        10.1 to the Company's Quarterly Report on Form 10-Q for
                        the quarterly period ended September 30, 1995).


EXHIBIT
NUMBER                                       DESCRIPTION OF EXHIBITS
-------                                      -----------------------
      10.38       --    Master Lease dated December 1, 1994, between Sterling
                        Health Care Management, Inc. and Sterling Acquisition
                        Corp (incorporated by reference to Exhibit 10.2 to the
                        Company's Quarterly Report on Form 10-Q for the
                        quarterly period ended September 30, 1995).

      10.39       --    Assignment and Assumption Agreement of Master
                        Sublease dated September 1, 1995, between Sterling
                        Health Care Management, Inc., Diversicare Leasing Corp.
                        and O S Leasing Company (incorporated by reference to
                        Exhibit 10.3 to the Company's Quarterly Report on Form
                        10-Q for the quarterly period ended September 30, 1995).

      10.40       --    Master Sublease dated December 1, 1994, between
                        Sterling Health Care Management, Inc. and O S Leasing
                        Company (incorporated by reference to Exhibit 10.4 to
                        the Company's Quarterly Report on Form 10-Q for the
                        quarterly period ended September 30, 1995).

      10.41       --    Letter of Credit Agreement dated September 1, 1995,
                        between Omega Health Care Investors, Inc., Sterling
                        Acquisition Corp., Sterling Acquisition Corp II, O S
                        Leasing Company and Diversicare Leasing Corp
                        (incorporated by reference to Exhibit 10.5 to the
                        Company's Quarterly Report on Form 10-Q for the
                        quarterly period ended September 30, 1995).

      10.42       --    Advocat Inc. Guaranty dated September 1, 1995, in
                        favor of Omega Health Care Investors, Inc., Sterling
                        Acquisition Corp., Sterling Acquisition Corp. II and O S
                        Leasing Company (incorporated by reference to Exhibit
                        10.6 to the Company's Quarterly Report on Form 10-Q for
                        the quarterly period ended September 30, 1995).

      10.43       --    Management Agreement between Diversicare Management
                        Services Co. and Emerald-Cedar Hill, Inc. dated February 20,
                        1996 (incorporated by reference to Exhibit 10.43 to the
                        Company's Annual Report on Form 10-K for the fiscal year
                        ended December 31, 1995).

      10.44       --    Management Agreement between Diversicare Management
                        Services Co.  and Emerald-Golfcrest, Inc. dated February 20,
                        1996 (incorporated by reference to Exhibit 10.44 to the
                        Company's Annual Report on Form 10-K for the fiscal year
                        ended December 31, 1995).


EXHIBIT
NUMBER                                       DESCRIPTION OF EXHIBITS
-------                                      -----------------------
      10.45       --    Management Agreement between Diversicare Management
                        Services Co. and Emerald-Golfview, Inc. dated February 20,
                        1996 (incorporated by reference to Exhibit 10.45 to the
                        Company's Annual Report on Form 10-K for the fiscal year
                        ended December 31, 1995).

      10.46       --    Management Agreement between Diversicare Management
                        Services Co. and Emerald-Southern Pines, Inc. dated February
                        20, 1996 (incorporated by reference to Exhibit 10.46 to the
                        Company's Annual Report on Form 10-K for the fiscal year
                        ended December 31, 1995).

      10.47       --    Loan Agreement between Omega Healthcare Investors,
                        Inc. and Diversicare Leasing Corp., d/b/a Good Samaritan
                        Nursing Home, dated February 20, 1996 (incorporated by
                        reference to Exhibit 10.47 to the Company's Annual
                        Report on Form 10-K for the fiscal year ended December
                        31, 1995).

      10.48       --    Short Term Note by Diversicare Leasing Corp. to Omega
                        Healthcare Investors, Inc. dated February 20, 1996
                        (incorporated by reference to Exhibit 10.48 to the Company's
                        Annual Report on Form 10-K for the fiscal year ended
                        December 31, 1995).

      10.49       --    Advocat Inc. Guaranty in favor of Omega Healthcare Investors,
                        Inc. dated February 20, 1996 (incorporated by reference to
                        Exhibit 10.49 to the Company's Annual Report on Form 10-K
                        for the fiscal year ended December 31, 1995).

      10.50       --    First Amendment to Credit and Security Agreement
                        dated November 28, 1995, between NationsBank of
                        Tennessee, N.A., Advocat Inc. and the Subsidiaries (as
                        defined) (incorporated by reference to Exhibit 10.50 to
                        the Company's Annual Report on Form 10-K for the fiscal
                        year ended December 31, 1995).

      10.51       --    Second Amendment to Credit and Security Agreement
                        dated December 1, 1995, between NationsBank of
                        Tennessee, N.A., Advocat Inc. and the Subsidiaries (as
                        defined) (incorporated by reference to Exhibit 10.51 to
                        the Company's Annual Report on Form 10-K for the fiscal
                        year ended December 31, 1995).


EXHIBIT
NUMBER                                       DESCRIPTION OF EXHIBITS
-------                                      -----------------------
      10.52       --    Third Amendment to Credit and Security Agreement
                        dated December 1, 1995, between NationsBank of
                        Tennessee, N.A., Advocat Inc. and the Subsidiaries (as
                        defined) (incorporated by reference to Exhibit 10.52 to
                        the Company's Annual Report on Form 10-K for the fiscal
                        year ended December 31, 1995).

      10.53       --    Fourth Amendment to Credit and Security Agreement
                        dated April 1, 1996, between NationsBank of Tennessee,
                        N.A., Advocat Inc. and the Subsidiaries (as defined)
                        (incorporated by reference to Exhibit 10.53 to the
                        Company's Quarterly Report on Form 10-Q for the
                        quarterly period ended March 31, 1996).

      10.54       --    Fifth Amendment to Credit and Security Agreement
                        dated May 1, 1996, between NationsBank of Tennessee,
                        N.A., Advocat Inc. and the Subsidiaries (as defined)
                        (incorporated by reference to Exhibit 10.54 to the
                        Company's Quarterly Report on Form 10-Q for the
                        quarterly period ended March 31, 1996).

      10.55       --    Sixth Amendment to Credit and Security Agreement
                        dated June 28, 1996, between NationsBank of Tennessee,
                        N.A., Advocat Inc. and the Subsidiaries (as defined)
                        (incorporated by reference to Exhibit 10.55 to the
                        Company's Quarterly Report on Form 10-Q for the
                        quarterly period ended June 30, 1996).

      10.56       --    Seventh Amendment to Credit and Security Agreement
                        dated September 1, 1996, between NationsBank of
                        Tennessee, N.A., Advocat Inc. and the Subsidiaries (as
                        defined) (incorporated by reference to Exhibit 10.2 to
                        the Company's Quarterly Report on Form 10-Q for the
                        quarterly period ended September 30, 1996).

      10.57       --    Eighth Amendment to Credit and Security Agreement
                        dated November 1, 1996, between NationsBank of
                        Tennessee, N.A., Advocat Inc. and the Subsidiaries (as
                        defined) (incorporated by reference to Exhibit 10.2 to
                        the Company's Quarterly Report on Form 10-Q for the
                        quarterly period ended September 30, 1996).

      10.58       --    Master Credit and Security Agreement dated December 27,
                        1996, between First American National Bank, GMAC-CM
                        Commercial Mortgage Corporation, Advocate Inc., Diversicare
                        Management Services Co. and the Subsidiaries (as defined).


EXHIBIT
NUMBER                                       DESCRIPTION OF EXHIBITS
-------                                      -----------------------
      10.59       --    Project Loan Agreement (Good Samaritan) dated December 27,
                        1996, between GMAC-CM Commercial Mortgage Corporation,
                        Advocate Inc., Diversicare Management Services Co. and the
                        Subsidiaries (as defined).

      10.60       --    Project Loan Agreement (Afton Oaks) dated December 27,
                        1996, between GMAC-CM Commercial Mortgage Corporation,
                        Advocate Inc., Diversicare Management Services Co. and the
                        Subsidiaries (as defined).

      10.61       --    Project Loan Agreement (Pinedale) dated December 27, 1996, between GMAC-CM Commercial Mortgage Corporation,
                        Advocate Inc., Diversicare Management Services Co. and the
                        Subsidiaries (as defined).

      10.62       --    Project Loan Agreement (Windsor House) dated December 27,
                        1996, between GMAC-CM Commercial Mortgage Corporation,
                        Advocate Inc., Diversicare Management Services Co. and the
                        Subsidiaries (as defined).

      21          --    Subsidiaries of the Registrant.

      23          --    Consent of Arthur Andersen LLP.


      27          --    Financial Data Schedule (for SEC use only).