Form 10-Q
period 1997-03-31
ADVOCAT INC
filed 1997-05-15
CIK 919956

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
CHECK ONE:

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1997
                                                        OR
[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSACTION PERIOD FROM _________ TO _________.

COMMISSION FILE NO.:   1-12996
                       -------

                                  ADVOCAT INC.
              ----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                         62-1559667
-------------------------------                 --------------------------------
(STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


           277 MALLORY STATION ROAD, SUITE 130, FRANKLIN, TN   37067
           ----------------------------------------------------------
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)

                                 (615) 771-7575
               --------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      NONE
               --------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT.)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X     NO
                                               -----      -----

                                    5,315,822
      ------------------------------------------------------------------
     (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF MAY 13, 1997)

                          PART I. FINANCIAL INFORMATION

ITEM 1  -  FINANCIAL STATEMENTS

                                  ADVOCAT INC.
                       INTERIM CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, UNAUDITED)

                                                      March 31,    December 31,
                                                        1997           1996
                                                      --------     ------------
CURRENT ASSETS:
    Cash and cash equivalents                         $  1,992       $  1,942
    Accounts receivable, less
         allowance for doubtful
         accounts of $2,501 and
         $2,524, respectively                           23,803         24,946
    Income taxes receivable                              1,194            -0-
    Inventories                                            791            667
    Prepaid expenses and other assets                    1,652          1,470
    Deferred income taxes                                   47          1,941
                                                      --------       --------
              Total current assets                      29,479         30,966
                                                      --------       --------

PROPERTY AND EQUIPMENT, at cost                         41,936         41,445
    Less accumulated depreciation
         and amortization                              (10,290)        (9,714)
                                                      --------       --------
              Net property and equipment                31,646         31,731
                                                      --------       --------

OTHER ASSETS:
    Deferred tax benefit                                 6,297          6,480
    Deferred financing and other costs, net                988          1,021
    Other                                                3,078          2,188
                                                      --------       --------
              Total other assets                        10,363          9,689
                                                      --------       --------

                                                      $ 71,488       $ 72,386
                                                      ========       ========



                                   (Continued)

                                  ADVOCAT INC.

                       INTERIM CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, UNAUDITED)
                                   (CONTINUED)

                                                      March 31,      December 31,
                                                        1997             1996
                                                      --------       ------------
CURRENT LIABILITIES:
    Current portion of long-term debt                 $    726         $    713
    Trade accounts payable                               7,169            7,715
    Income taxes payable                                   -0-              906
    Accrued expenses:
         Payroll and employee benefits                   4,066            4,670
         Worker's compensation                           1,818            1,678
         Other                                           1,750            1,744
                                                      --------         --------
              Total current liabilities                 15,529           17,426
                                                      --------         --------

NONCURRENT LIABILITIES:
    Long-term debt, less current portion                23,031           23,254
    Deferred gains with respect to leases, net           3,857            3,956
    Other                                                  488              402
                                                      --------         --------
              Total noncurrent liabilities              27,376           27,612
                                                      --------         --------

COMMITMENTS, CONTINGENCIES, AND
         GUARANTEE

SHAREHOLDERS' EQUITY:
    Preferred stock, authorized 1,000,000 shares,
         $.10 par value, none issued and outstanding       -0-              -0-
    Common stock, authorized 20,000,000 shares,
         $.01 par value, 5,316,000 shares
         issued and outstanding                             53               53
    Paid-in capital                                     15,083           15,083
    Retained earnings                                   13,447           12,212
                                                      --------         --------
              Total shareholders' equity                28,583           27,348
                                                      --------         --------

                                                      $ 71,488         $ 72,386
                                                      ========         ========


The accompanying notes are an integral part of these interim consolidated balance sheets.

                                  ADVOCAT INC.

                    INTERIM CONSOLIDATED STATEMENTS OF INCOME
             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, AND UNAUDITED)


                                                    Three Months Ended March 31,
                                                        1997           1996
                                                      --------       --------
REVENUES:
    Patient revenues                                  $ 42,488       $ 38,324
    Management fees                                        918          1,173
    Interest                                                36             36
                                                      --------       --------
         Net revenues                                   43,442         39,533
                                                      --------       --------

EXPENSES:
    Operating                                           34,074         31,599
    Lease                                                3,871          3,563
    General and administrative                           2,312          2,131
    Depreciation and amortization                          661            509
    Interest                                               542            325
                                                      --------       --------
         Total expenses                                 41,460         38,127
                                                      --------       --------

INCOME BEFORE INCOME TAXES                               1,982          1,406

PROVISION FOR INCOME TAXES                                 713            506
                                                      --------       --------

NET INCOME                                            $  1,269       $    900
                                                      ========       ========

AVERAGE NUMBER OF COMMON AND COMMON
    EQUIVALENT SHARES OUTSTANDING                        5,330          5,322
                                                      ========       ========

EARNINGS PER SHARE                                    $    .24       $    .17
                                                      ========       ========





The accompanying notes are an integral part of these interim consolidated financial statements.

                                  ADVOCAT INC.

                        INTERIM STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)


                                                                 Three Months Ended March 31,
                                                                   1997              1996
                                                                 -------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                   $ 1,269           $    900
    Adjustments to reconcile net income to net
       cash provided from operating activities:
         Depreciation and amortization                               661                509
         Provision for doubtful accounts                             251                337
         Equity earnings in joint ventures                            (6)                (8)
         Amortization of deferred credits                           (281)              (329)
         Deferred income taxes                                     2,077                273
    Change in assets and liabilities:
         Receivables, net                                           (641)            (1,188)
         Inventories                                                (124)               (30)
         Prepaid expenses and other assets                          (182)                63
         Trade accounts payable and accrued expenses              (1,910)               879
         Other                                                       (46)               (41)
                                                                 -------           --------
              Net cash provided from operating activities          1,068              1,365
                                                                 -------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment, net                        (521)              (307)
    Acquisitions, net                                                -0-               (700)
    Investment in TDLP                                              (653)               -0-
    Proceeds from TDLP transactions                                   50                 23
    Issuance of mortgage receivable, net                            (219)               -0-
    Pre-opening and other costs                                       (4)              (216)
    Distributions from joint ventures                                 11                  1
                                                                 -------           --------
         Net cash used in investing activities                    (1,336)            (1,199)
                                                                 -------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt obligations                                   -0-                700
    Repayment of debt obligations                                   (170)              (126)
    Net proceeds from bank line of credit                            -0-                610
    Advances (to) from TDLP, net                                     167               (429)
    Advances (to) from lessor, net                                   339               (244)
    Proceeds from sale of common stock                               -0-                 57
    Financing costs                                                  (18)                (5)
                                                                 -------           --------
         Net cash provided from financing activities                 318                563
                                                                 -------           --------


                                   (Continued)

                                  ADVOCAT INC.

                        INTERIM STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)
                                   (CONTINUED)


                                                                 Three Months Ended March 31,
                                                                   1997              1996
                                                                 -------           --------
INCREASE/DECREASE IN CASH AND CASH EQUIVALENTS                   $    50           $    729

CASH AND CASH EQUIVALENTS, beginning of period                     1,942              1,076
                                                                 -------           --------

CASH AND CASH EQUIVALENTS, end of period                         $ 1,992           $  1,805
                                                                 =======           ========


SUPPLEMENTAL INFORMATION:
         Cash payments of interest                               $   551           $    320
                                                                 =======           ========

         Cash payments of income taxes                           $   889           $    340
                                                                 =======           ========



Advocat received benefit plan deposits and recorded benefit plan liabilities of $45,000 and $63,000 in the three month periods ended March 31, 1997 and March 31, 1996, respectively.








The accompanying notes are an integral part of these interim consolidated financial statements.

                                  ADVOCAT INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1997 AND 1996


1.       ORGANIZATION AND BACKGROUND:

Advocat Inc. (together with its subsidiaries, "Advocat" or the "Company") commenced operations with an initial public offering of its common stock on May 10, 1994. The Company is a provider of long-term care services operating nursing homes and assisted living centers in the United States and Canada.

Advocat's operational history can be traced to February 1980 through common senior management involved in different organizational structures. As of March 31, 1997, the Company operated 87 facilities composed of 65 nursing homes containing 7,449 licensed beds and 22 assisted living centers containing 2,516 units. The Company owns seven nursing homes, acts as lessee with respect to 38 of the nursing homes it operates, and acts as manager with respect to the remaining 20 nursing homes. The Company owns one assisted living center, acts as lessee with respect to seven of the assisted living centers that it operates and acts as manager of the remaining 14 assisted living centers. Geographically, 53 of the Company's nursing homes are located in the United States and 12 are located in Canada, while 19 of the Company's 22 assisted living centers are located in Canada. The Company's facilities provide a range of health care services to their residents. In addition to the nursing and social services usually provided in the long-term care facilities, the Company offers a variety of rehabilitative, nutritional, respiratory and other specialized ancillary services. The Company operates facilities in Alabama, Arkansas, Florida, Kentucky, Ohio, South Carolina, Tennessee, Texas, West Virginia and the Canadian provinces of Ontario and British Columbia.

2.       BASIS OF FINANCIAL STATEMENTS

The interim financial statements for the three month periods ended March 31, 1997 and 1996, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim combined financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position at March 31, 1997 and the results of operations and the cash flows for the three month periods ended March 31, 1997 and 1996. Certain items have been reclassified in the 1996 financial statements to conform to the 1997 presentation.

The results of operations for the three month periods ended March 31, 1997 and 1996 are not necessarily indicative of the operating results for the entire respective years. These interim financial statements should be read in connection with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

3.       EARNINGS PER SHARE

Earnings per share is based on the weighted average number of the Company's common and common equivalent shares outstanding that pertain to the respective operations included in each period and is calculated as follows:

                                                             THREE MONTHS ENDED MARCH 31,
                                                                1997               1996
                                                             ----------         ----------
   Weighted average shares:
       Average shares outstanding                             5,316,000          5,291,000
       Common stock equivalents --
         Employee stock purchase plan                            13,000             14,000
         Options, conversion assumed under
             the treasury stock method                            1,000             17,000
                                                             ----------         ----------

       Common and common equivalent shares outstanding        5,330,000          5,322,000
                                                             ==========         ==========

  Net income                                                 $1,269,000         $  900,000
                                                             ==========         ==========

  Earnings per share                                         $      .24         $      .17
                                                             ==========         ==========


The Company is required to adopt the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128 for financial statements with respect to all periods ending after December 15, 1997. Once adopted, all periods presented will be subject to the provisions of SFAS No. 128. Under the Company's present capital structure, the Company does not expect a material impact on its reported earnings per share. Two levels of earnings per share will be reported: (1) basic earnings per share (generally, average shares outstanding) and (2) diluted earnings per share (generally, inclusive of common stock equivalents). On a pro forma basis, both basic and diluted earnings per share for the periods currently presented equal earnings per share as reported.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Advocat Inc. (together with its subsidiaries, "Advocat" or the "Company") commenced operations with an initial public offering of its common stock on May 10, 1994. The Company is a provider of long-term care services operating nursing homes and assisted living centers in the United States and Canada.

Advocat's operational history can be traced to February 1980 through common senior management involved in different organizational structures. As of March 31, 1997, the Company operated 87 facilities composed of 65 nursing homes containing 7,449 licensed beds and 22 assisted living centers containing 2,516 units. The Company owns seven nursing homes, acts as lessee with respect to 38 of the nursing homes it operates, and acts as manager with respect to the remaining 20 nursing homes. The Company owns one assisted living center, acts as lessee with respect to seven of the assisted living centers that it operates and acts as manager of the remaining 14 assisted living centers. Geographically, 53 of the Company's nursing homes are located in the United States and 12 are located in Canada, while 19 of the Company's 22 assisted living centers are located in Canada. In comparison, at March 31, 1996, the Company operated 85 facilities composed of 63 nursing homes containing 7,237 licensed beds and 22 assisted living centers containing 2,462 units.

The Company's facilities provide a range of health care services to their residents. In addition to the nursing and social services usually provided in the long-term care facilities, the Company offers a variety of rehabilitative, nutritional, respiratory and other specialized ancillary services. The Company operates facilities in Alabama, Arkansas, Florida, Kentucky, Ohio, South Carolina, Tennessee, Texas, West Virginia and the Canadian provinces of Ontario and British Columbia.

Basis of Financial Statements. The Company's patient revenues consist of the fees charged to the residents of the Company's leased and owned nursing homes and assisted living centers. Management fee revenues consists of the fees charged to the owners of the facilities managed by the Company. The management fee revenues are based on the respective contractual terms, which generally range from 3.5% to 6.0% of the net revenues of the managed facilities. As a result, the level of management fees is affected positively or negatively by the increase or decrease in the level of occupancy or rates per patient day of the managed facilities. Management fees also include consulting and development fee income. The Company's operating expenses include the costs incurred in the nursing homes and assisted living centers leased and owned by the Company. The Company's general and administrative expenses consist of the costs of the corporate office and regional support functions, including the costs incurred in providing management services to the nursing homes and assisted living centers managed by the Company. The Company's financial statements reflect the depreciation, amortization and interest expenses of the facilities owned by the Company as well as the depreciation expense associated with equipment owned by the Company and used in its leased facilities.

RESULTS OF OPERATIONS

The following tables present the unaudited interim statements of income and related data for the three months ended March 31, 1997 and 1996.

         (IN THOUSANDS)              THREE MONTHS ENDED MARCH 31,
                                          1997          1996      CHANGE         %
                                        -------        -------    -------       ----
REVENUES:
       Patient revenues                 $42,488        $38,324    $ 4,164       10.9
       Management fees                      918          1,173       (255)     (21.7)
       Interest                              36             36          0        2.2
                                        -------        -------    -------
                Net revenues             43,442         39,533      3,909        9.9
                                        -------        -------    -------
EXPENSES:
       Operating                         34,074         31,599      2,475        7.8
       Lease                              3,871          3,563        308        8.7
       General and administrative         2,312          2,131        181        8.5
       Depreciation and amortization        661            509        152       29.9
       Interest                             542            325        217       66.4
                                        -------        -------    -------
                Total expenses           41,460         38,127      3,333        8.7
                                        -------        -------    -------

INCOME BEFORE INCOME TAXES                1,982          1,406        576       41.0
PROVISION FOR INCOME TAXES                  713            506        207       41.0
                                        -------        -------    -------

NET INCOME                              $ 1,269        $   900    $   369       41.0
                                        =======        =======    =======

Operating Margin (as defined herein)    $ 7,056        $ 5,803    $ 1,253       21.6
                                        =======        =======    =======

PERCENTAGE OF NET REVENUES
                                     THREE MONTHS ENDED MARCH 31,
                                          1997          1996
                                        -------        -------
 REVENUES:
         Patient revenues                  97.8%          96.9%
         Management fees                    2.1            3.0
         Interest                           0.1            0.1
                                        -------        -------
                  Net revenues            100.0%         100.0%
                                        -------        -------
 EXPENSES:
         Operating                         78.4           79.9
         General and administrative         5.3            5.4
         Lease                              8.9            9.0
         Depreciation and amortization      1.5            1.3
         Interest                           1.3            0.8
                                        -------        -------
                  Total expenses           95.4           96.4
                                        -------        -------

  INCOME BEFORE INCOME TAXES                4.6            3.6
  PROVISION FOR INCOME TAXES                1.7            1.3
                                         ------        -------

  NET INCOME                                2.9%           2.3%
                                         ======        =======

Operating Margin (as defined herein)       16.3%          14.7%
                                         ======        =======

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1996

In keeping with its goal to add attractive long-term care operations to its portfolio, during 1996 the Company completed several acquisitions. Four facilities were added via purchase and one via lease for a combined total of 410 beds. These facilities are hereafter referred to as the "New Homes." The acquisition of the New Homes has added significantly to the Company's volume of business since 1996, and the comparison of results between 1997 and 1996 is materially impacted by them. In an effort to highlight this impact, the contribution to operations by facilities operated by the Company for less than one year are attributed in the following discussion to the New Homes.

Revenues. Net revenues increased to $43.4 million in 1997 from $39.5 million in 1996, an increase of $3.9 million, or 10%. Patient revenues increased to $42.5 million in 1997 from $38.3 million in 1996, an increase of $4.2 million, or 11%. Of this increase, $2.6 million is attributable to the New Homes. Compared to the prior year period, the Company's average patient per diem increased 5%, which accounted for an increase of approximately $2.1 million in patient revenues. These increases were offset by a decrease of 1.7% in patient days (most of which relates to the 1996 leap year) among homes in operation for at least one year. While the recent increases in reimbursement rates received by the Company have met or exceeded expectations, the Company anticipates that it is likely states will continue to seek ways to depress the rate of growth in Medicaid program rates. The Company's quality mix remained essentially unchanged compared to the prior period. As a percent of net patient revenues, Medicare increased to 26.1% in 1997 from 26.0% in 1996 while Medicaid decreased to 55.1% in 1997 from 55.3% in 1996.

Ancillary service revenues, prior to contractual allowances, decreased to $13.8 million in 1997 from $14.7 million in 1996, a decrease of $842,000 or 6%. Since 1994, the Company has emphasized the expansion of its ancillary service revenues. Substantial increases in ancillary revenues were realized throughout 1995 and 1996. However, as noted in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, the trend of substantial increases diminished throughout 1996. In the 1997 period, ancillary revenues were retarded due to the transition from multiple therapy providers to one primary therapy provider in a majority of the Company's nursing homes. The Company continues to emphasize the expansion of its ancillary revenues. Management's expectation is that ancillary service revenues will trend flat or result in modest increases over the foreseeable future.

Management fee revenues decreased by $255,000, or 22%. The decrease is primarily due to $300,000 in consulting fees earned in 1996 with respect to the development of two homes opened in January 1996. Management fees, exclusive of the non-repeating consulting fees, increased 5% in 1997 over 1996 levels.

The Company's operating margin (net revenues less operating and general and administrative expenses) improved to 16.2% in 1997 from 14.7% in 1996. This marked the fifth consecutive quarter of improvement. The Company's operating margin is primarily impacted by its ability to control operating expense in relation to occupancy levels.

Operating Expense. Operating expense increased to $34.0 million in 1997 from $31.6 million in 1996, an increase of $2.4 million, or 8%. Of this increase, $2.3 million is attributable to the New

Homes. As a percent of net patient revenues, operating expense declined from 82.5% in 1996 to 80.2% in 1997 (79.7% among homes in operation for at least one year). The improvement is reflective of the Company's emphasis on controlling costs and, in particular, in more timely response to occupancy fluctuations. Wages increased to $15.5 million in 1997 from $14.0 million in 1996, an increase of $1.5 million, or 11%. Of this increase, $1.1 million is attributable to the New Homes. Salaries and wages with respect to facilities in operation for at least one year increased $360,000, or 3%. The Company's wage increases are generally in line with inflation. Among homes in operation for at least one year, the Company experienced increased general insurance costs of $148,000, which were partially offset by a decrease in bad debt expense of $71,000.

Lease Expense. Lease expense increased to $3.9 million in 1997 from $3.6 million in 1996, an increase of $309,000, or 9%. Of this increase, $128,000 is attributable to the New Homes and increased rent associated with the addition of 42 beds among four existing nursing homes. The remainder is primarily attributable to inflationary increases included in the terms of a majority of the Company's operating leases.

General and Administrative Expense. General and administrative expense increased to $2.3 million in 1997 from $2.1 million in 1996, an increase of $182,000, or 9%. The increase is primarily attributable to the expense of new positions added to service the Company's expanded operations. As a percent of total net revenues, general and administrative expenses declined from 5.4% in 1996 to 5.3% in 1997.

Depreciation and Amortization. Depreciation and amortization expenses increased to $661,000 in 1997 from $509,000 in 1996, an increase of $152,000, or 30%. Of this increase, $95,000 is attributable to the New Homes.

Interest Expense. Interest expense increased to $541,000 in 1997 from $325,000 in 1996, an increase of $216,000, or 66%. Of this increase, $168,000 is attributable to indebtedness related to the New Homes with the remainder of the increase primarily attributable to increased borrowings under the Company's working capital line of credit.

Income Before Income Taxes; Net Income; Earnings Per Share. As a result of the above, income before income taxes was $2.0 million in 1997 as compared with $1.4 million in 1996, an increase of $577,000, or 41%. The effective combined federal, state and provincial income tax rate was 36% in both 1997 and 1996. Net income was $1.3 million in 1997 as compared with $900,000 in 1996, an increase of $369,000, and earnings per share was $.24 as compared with $.17.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company's working capital was $14.0 million with a current ratio of 1.9 as compared with $13.5 million with a current ratio of 1.8 at December 31, 1996.

Net cash provided from operating activities totaled $1.1 million and $1.4 million in 1997 and 1996, respectively. These amounts primarily represent the cash flows from income plus depreciation and amortization along with the changes in working capital components.

Net cash used in investing activities totaled $1.3 million and $1.2 million in 1997 and 1996, respectively. These amounts primarily represent capital expenditures for equipment for and improvements to the Company's existing facilities, additional investment in TDLP in 1997 and an acquisition in 1996. The Company and its predecessor business have used between $1.7 million and $3.0 million for capital expenditures for facility improvements and equipment in each of the last three calendar years. Such expenditures were financed through working capital resources. For the year ended December 31, 1997, the Company anticipates that such expenditures for its existing facility operations will be approximately $3.6 million including approximately $1.6 million for non-routine projects.

Net cash provided from financing activities totaled $318,000 and $563,000 in 1997 and 1996, respectively. In 1997, net cash from financing activities was provided primarily by repayment of advances from both TDLP and a lessor offset by debt repayments. For 1996, net cash provided from financing activities primarily represents proceeds from and repayment of long-term debt, advances to TDLP and net proceeds under the Company's bank line.

At March 31, 1997, the Company had total debt outstanding of $23.8 million of which $10.2 million was principally mortgage debt bearing interest at rates currently ranging from 7.0% to 10.0%. The Company's remaining debt was drawn under its credit lines. On December 31, 1996, the Company entered into two new lines of credit including a $10.0 million working capital line and a $40.0 million acquisition line. The Company immediately drew sufficient funds under both lines to repay its then-existing working capital indebtedness and to refinance its mortgage indebtedness with respect to four nursing facilities. The working capital line of credit provides for working capital loans and letters of credit aggregating up to the lesser of $10.0 million or the borrowing base, as defined. The Company's obligations under the working capital line are secured by certain accounts receivable and substantially all other Company assets. Advances under the working capital line bear interest payable monthly at either the London Interbank Offered Rate ("LIBOR") plus 2.50 % or the lending bank's Index rate with the choice of rate being at the Company's option (8.0% LIBOR at March 31, 1997). The working capital line terminates and all outstanding borrowings are due in December 1999. As of March 31, 1997, the Company had drawn $2.4 million, had $5.5 million of letters of credit outstanding, and had $2.1 million remaining borrowing capability under the working capital line. As of May 13, 1997, the amount drawn under the working capital line of credit had increased to $3.0 million leaving approximately $1.5 million borrowing capacity available as of that date. The acquisition line of credit of $40.0 million, less outstanding borrowings, is available to fund approved acquisitions through October 1999. The Company's obligations under the acquisition line are secured by the assets acquired with the draws under the acquisition line. Advances under the acquisition line bear interest, payable monthly, at LIBOR plus a defined spread with respect to each facility based upon its loan-to-value ratio and debt service coverage (8.2% to 8.9% at March 31, 1997). Individual advances made under the acquisition line are due three years from the date of initial funding. As of both March 31, 1997, and May 13, 1997, the Company had drawn $11.1 million under the acquisition line, which amount was secured by four nursing homes, and had $28.9 million available for future acquisitions.

During the quarter, the Company paid approximately $900,000 in income taxes related to 1996. With respect to 1997, the Company has adopted a tax election that is anticipated to eliminate a significant portion of the current income tax payments that would otherwise be due.

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

Receivables

The Company's operations could be adversely affected if it experiences significant delays in reimbursement of its labor and other costs from Medicare and other third-party revenue sources. The Company's future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable, and inventories) and current liabilities (principally accounts payable and accrued expense). In that regard, accounts receivable can have a significant impact on the Company's liquidity. Continued efforts by governmental and third-party payors to contain or reduce the acceleration of costs by monitoring reimbursement rates, increasing medical review of bills for services or negotiating reduced contract rates, any delay by the Company in the processing of its invoices, as well as any significant increase in the Company's proportion of Medicare and Medicaid patients, could adversely affect the Company's liquidity and results of operations.

Net accounts receivable attributable to the provision of patient and resident services at March 31, 1997 and December 31, 1996, totaled $24.7 million and $25.5 million, respectively, representing approximately 53 and 54 days, respectively, in accounts receivable. The decrease in patient accounts receivable is due primarily to the collection of third-party receivables. Accounts receivable from the provision of management services was $693,000 and $713,000, respectively, at March 31, 1997 and December 31, 1996, representing approximately 70 and 66 days in accounts receivable, respectively.

The Company continually evaluates the adequacy of its bad debt reserves based on patient mix trends, agings of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. The Company has implemented additional procedures to strengthen its collection efforts and reduce the incidence of uncollectible accounts.

Foreign Currency Translation

The Company has obtained its financing primarily in U.S. dollars; however, it incurs revenues and expenses in Canadian dollars with respect to Canadian management activities and the operation of the Company's Canadian facilities. Therefore, if the currency exchange rate fluctuates, the Company may experience currency translation gains and losses with respect to the operations of these activities and the capital resources dedicated to their support. While such currency exchange rate fluctuations have not been material to the Company in the past, there can be no assurance that the Company will not be adversely affected by shifts in the currency exchange rates in the future.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," and SFAS No. 129, "Disclosure of Information About Capital Structure." Each is effective for financial statement periods ending after December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share. SFAS No. 129 establishes standards with respect to disclosure of information about an entity's capital structure. The Company will adopt the provisions of these statements in association with its financial statements issued for periods ending December 31, 1997 and thereafter. The Company does not expect the adoption of these standards to have a material effect on the Company's results of operations.

Forward-Looking Statements

The foregoing discussion and analysis provides information deemed by Management to be relevant to an assessment and understanding of the Company's consolidated results of operations and its financial condition. It should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Certain statements made by or on behalf of the Company, including those contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties including, but not limited to, changes in governmental reimbursement or regulation, health care reforms, the ability to execute on the Company's acquisition program, both in obtaining suitable acquisitions and financing therefor, changing economic conditions as well as others. Actual results may differ materially from those expressed or implied in forward-looking statements. The Company hereby makes reference to items set forth under the heading "Risk Factors" in the Company's Registration Statement on Form S-1, as amended (Registration No. 33-76150). Such cautionary statements identify important factors that could cause the Company's actual results to materially differ from those projected in forward-looking statements. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

                          PART II -- OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

   (a)   The exhibits filed as part of the report on Form 10-Q are listed in the
         Exhibit Index immediately following the signature page.

   (b)   Reports on Form 8-K:    None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          ADVOCAT INC.

May 13, 1997
                          By: /s/ Mary Margaret Hamlett
                              -------------------------------------------------
                              Mary Margaret Hamlett
                              Principal Financial Officer and Chief Accounting Officer and An Officer Duly Authorized to Sign on Behalf of the Registrant

                                EXHIBIT INDEX

     EXHIBIT
     NUMBER                         DESCRIPTION OF EXHIBITS
     -------                        -----------------------
    3.1           -        Certificate of Incorporation of the Registrant
                           (incorporated by reference to Exhibit 3.1 to the
                           Company's Registration Statement No.33-76150 on Form
                           S-1).

    3.2           -        Bylaws of the Company (incorporated by reference to
                           Exhibit 3.2 to the Company's Registration Statement
                           No. 33-76150 on Form S-1).

    3.3           -        Amendment to Certificate of Incorporation dated
                           March 23, 1995 (incorporated by reference to Exhibit
                           A of Exhibit 1 to Form 8-A filed March 30, 1995).

    4.1           -        Form of Common Stock Certificate (incorporated by
                           reference to Exhibit 4 to the Company's Registration
                           Statement No. 33-76150 on Form S-1).

    4.2           -        Rights Agreement dated March 13, 1995, between the
                           Company and Third National Bank in Nashville
                           (incorporated by reference to Exhibit 1 to the Company's
                           Current Report on Form 8-K dated March 13, 1995).

    4.3           -        Summary of Shareholder Rights Plan adopted March 13,
                           1995 (incorporated by reference to Exhibit B of
                           Exhibit 1 to Form 8-A filed March 30, 1995).

    4.4           -        Rights Agreement of Advocat Inc. dated March 23,
                           1995 (incorporated by reference to Exhibit 1 to
                           Form 8-A filed March 30, 1995).

    27            -        Financial Data Schedule (for SEC use only).