Form 10-Q
period 1997-06-30
ADVOCAT INC
filed 1997-08-14
CIK 919956

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
CHECK ONE:

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1997
                                                  -------------
                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSACTION PERIOD FROM           TO          .
                                           ----------   ---------

COMMISSION FILE NO.:   1-12996
                       -------

                                  ADVOCAT INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                       62-1559667
 ------------------------------                -------------------------------
(STATE OR OTHER JURISDICTION OF               (IRS EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)


             277 MALLORY STATION ROAD, SUITE 130, FRANKLIN, TN 37067
             -------------------------------------------------------
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)      (ZIP CODE)

                                 (615) 771-7575
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      NONE
               ---------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT.)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES  X    NO
                                              -----     ------

                                    5,332,946
--------------------------------------------------------------------------------
     (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF AUGUST 11, 1997)

                          PART I. FINANCIAL INFORMATION


ITEM 1  -  FINANCIAL STATEMENTS

                                  ADVOCAT INC.
                       INTERIM CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, UNAUDITED)

                                                         June 30,     December 31,
                                                           1997           1996
                                                         --------     ------------
CURRENT ASSETS:
    Cash and cash equivalents                            $  3,013       $  1,942
    Accounts receivable, less
         allowance for doubtful
         accounts of $2,294 and
         $2,524, respectively                              25,295         24,946
    Income taxes receivable                                   481            -0-
    Inventories                                               960            667
    Prepaid expenses and other assets                       1,698          1,470
    Deferred income taxes                                      47          1,941
                                                         --------       --------
              Total current assets                         31,494         30,966
                                                         --------       --------

PROPERTY AND EQUIPMENT, at cost                            42,643         41,445
    Less accumulated depreciation
         and amortization                                 (10,873)        (9,714)
                                                         --------       --------
              Net property and equipment                   31,770         31,731
                                                         --------       --------

OTHER ASSETS:
    Deferred tax benefit                                    6,114          6,480
    Deferred financing and other costs, net                 1,000          1,021
    Other                                                   3,198          2,188
                                                         --------       --------
              Total other assets                           10,312          9,689
                                                         --------       --------

                                                         $ 73,576       $ 72,386
                                                         ========       ========



                                   (Continued)

                                  ADVOCAT INC.

                       INTERIM CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, UNAUDITED)
                                   (CONTINUED)

                                                                  June 30,   December 31,
                                                                    1997        1996
                                                                  --------   ------------
CURRENT LIABILITIES:
    Current portion of long-term debt                             $   740      $   713
    Trade accounts payable                                          8,418        7,715
    Income taxes payable                                              -0-          906
    Accrued expenses:
         Payroll and employee benefits                              4,042        4,670
         Worker's compensation                                      1,643        1,678
         Other                                                      2,095        1,744
                                                                  -------      -------
              Total current liabilities                            16,938       17,426
                                                                  -------      -------

NONCURRENT LIABILITIES:
    Long-term debt, less current portion                           22,863       23,254
    Deferred gains with respect to leases, net                      3,759        3,956
    Other                                                              93          402
                                                                  -------      -------
              Total noncurrent liabilities                         26,715       27,612
                                                                  -------      -------

COMMITMENTS, CONTINGENCIES, AND
         GUARANTEE

SHAREHOLDERS' EQUITY:
    Preferred stock, authorized 1,000,000 shares,
         $.10 par value, none issued and outstanding                  -0-          -0-
    Common stock, authorized 20,000,000 shares,
         $.01 par value, 5,316,000 issued and outstanding at
         June 30, 1997 and December 31, 1996, respectively             53           53
    Paid-in capital                                                15,083       15,083
    Retained earnings                                              14,787       12,212
                                                                  -------      -------
              Total shareholders' equity                           29,923       27,348
                                                                  -------      -------

                                                                  $73,576      $72,386
                                                                  =======      =======


          The accompanying notes are an integral part of these interim consolidated balance sheets.

                                  ADVOCAT INC.

                    INTERIM CONSOLIDATED STATEMENTS OF INCOME
             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, AND UNAUDITED)


                                   THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                        1997         1996           1997         1996
                                       -------      -------        -------      ------
REVENUES:
     Patient revenues                  $43,243      $38,772        $85,731     $77,097
     Management fees                       957          965          1,875       2,137
     Interest                               37           39             74          75
                                       -------      -------        -------     -------
         Net revenues                   44,237       39,776         87,680      79,309
                                       -------      -------        -------     -------

EXPENSES:
    Operating                           34,859       31,679         68,932      63,278
    Lease                                3,744        3,511          7,615       7,074
    General and administrative           2,406        2,079          4,719       4,209
    Depreciation and amortization          671          523          1,333       1,033
    Interest                               472          341          1,014         667
                                       -------      -------        -------     -------
         Total expenses                 42,152       38,133         83,613      76,261
                                       -------      -------        -------     -------

INCOME BEFORE INCOME TAXES               2,085        1,643          4,067       3,048

PROVISION FOR INCOME TAXES                 751          592          1,464       1,097
                                       -------      -------        -------     -------
NET INCOME                               1,334        1,051          2,603       1,951
                                       =======      =======        =======     =======

AVERAGE NUMBER OF COMMON
     AND COMMON EQUIVALENT
     SHARES OUTSTANDING (Note 3)         5,337        5,338          5,330       5,331
                                       =======      =======        =======     =======

EARNINGS PER SHARE (Note 3)            $   .25      $   .20        $   .49     $   .37
                                       =======      =======        =======     =======




 The accompanying notes to interim financial statements are an integral part of these interim consolidated financial statements.

                                  ADVOCAT INC.

                        INTERIM STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)


                                                                  SIX MONTHS ENDED JUNE 30,
                                                                     1997          1996
                                                                    -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                      $ 2,603       $ 1,951
    Adjustments to reconcile net income to net
       cash provided from operating activities:
         Depreciation and amortization                                1,333         1,032
         Provision for doubtful accounts                                856           740
         Equity earnings in joint ventures                              (21)          (20)
         Amortization of deferred credits                              (532)         (533)
         Deferred income taxes                                        2,261           457
    Change in assets and liabilities:
         Receivables, net                                            (2,130)       (2,465)
         Inventories                                                   (292)          (32)
         Prepaid expenses and other assets                             (228)         (416)
         Trade accounts payable and accrued expenses                   (515)        1,518
         Other                                                          (62)         (110)
                                                                    -------       -------
              Net cash provided from operating activities             3,273         2,122
                                                                    -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions, net                                                   -0-        (5,381)
    Purchases of property and equipment, net                         (1,193)         (847)
    Investment in TDLP                                                 (655)          -0-
    Issuance of mortgage receivable, net                               (307)          -0-
    Pre-opening and other costs                                         (40)         (384)
    Proceeds from TDLP transaction                                       99            47
    Investment in joint venture                                         -0-           -0-
    Distributions from joint ventures                                    20             8
                                                                    -------       -------
         Net cash used in investing activities                       (2,076)       (6,557)
                                                                    -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt obligations                                      -0-         4,975
    Repayment of debt obligations                                      (335)         (274)
    Net proceeds from bank line of credit                               -0-         1,575
    Advances to TDLP, net                                              (139)         (682)
    Advances (to) from lessor, net                                      442          (783)
    Financing costs                                                     (94)          (36)
    Proceeds from sale of common stock                                  -0-            63
                                                                    -------       -------
         Net cash provided from (used in) financing activities      $  (126)      $ 4,838
                                                                    -------       -------

                                   (Continued)

                                  ADVOCAT INC.

                        INTERIM STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)
                                   (CONTINUED)


                                                           SIX MONTHS ENDED JUNE 30,
                                                               1997        1996
                                                              ------      ------
INCREASE IN CASH AND CASH EQUIVALENTS                         $1,071      $  403

CASH AND CASH EQUIVALENTS, beginning of period                 1,942       1,076
                                                              ------      ------

CASH AND CASH EQUIVALENTS, end of period                      $3,013      $1,479
                                                              ======      ======


SUPPLEMENTAL INFORMATION:
         Cash payments of interest                            $1,014      $  587
                                                              ======      ======

         Cash payments of income taxes                        $  957      $  383
                                                              ======      ======



The Company received net benefit plan deposits and recorded net benefit plan liabilities of $9,000 and $100,000 in the six month periods ended June 30, 1997 and 1996, respectively.

In the period ended June 30, 1996, the Company assumed debt of $1,592,000 in connection with an acquisition.








The accompanying notes to interim financial statements are an integral part of these interim consolidated financial statements.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1997 AND 1996


1.      ORGANIZATION AND BACKGROUND:

Advocat Inc. (together with its subsidiaries, "Advocat" or the "Company") commenced operations with an initial public offering of its common stock on May 10, 1994. The Company is a provider of long-term care services operating nursing homes and assisted living centers in the United States and Canada.

Advocat's operational history can be traced to February 1980 through common senior management involved in different organizational structures. As of June 30, 1997, the Company operated 87 facilities composed of 65 nursing homes containing 7,341 licensed beds and 22 assisted living centers containing 2,470 units. The Company owns seven nursing homes, leases 37 nursing homes, and manages the remaining 21 nursing homes that it operates. The Company owns one assisted living center, leases seven assisted living centers and manages the remaining 14 assisted living centers that it operates. In the United States, the Company operates 52 nursing homes and three assisted living centers, and in Canada, the Company operates 13 nursing homes and 19 assisted living centers.

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

2.      BASIS OF FINANCIAL STATEMENTS

The interim financial statements for the three and six month periods ended June 30, 1997 and 1996, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position at June 30, 1997 and the results of operations for the three and six month periods ended June 30, 1997 and 1996 and the cash flows for the six month periods ended June 30, 1997 and 1996. Certain items have been reclassified in the 1996 financial statements to conform to the 1997 presentation.

The results of operations for the three and six month periods ended June 30, 1997 and 1996 are not necessarily indicative of the operating results for the entire respective years. These interim financial statements should be read in connection with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

3.      EARNINGS PER SHARE

Earnings per share is based on the weighted average number of the Company's common and common equivalent shares outstanding that pertain to the respective operations included in each period and is calculated as follows:

                                          THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                              1997            1996            1997            1996
                                              ----            ----            ----            ----
Weighted average shares:
  Average shares outstanding                5,316,000       5,294,000       5,316,000       5,292,000
  Common stock equivalents --
    Employee stock purchase plan               15,000          20,000          14,000          18,000
    Options, conversion assumed
      under the treasury stock method           6,000          24,000             -0-          21,000
                                           ----------      ----------      ----------      ----------

  Common and common equivalent
    shares outstanding                      5,337,000       5,338,000       5,330,000       5,331,000
                                           ==========      ==========      ==========      ==========

  Net income                               $1,334,000      $1,051,000      $2,603,000      $1,951,000
                                           ==========      ==========      ==========      ==========

  Earnings per share                       $      .25      $      .20      $      .49      $      .37
                                           ==========      ==========      ==========      ==========


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

Advocat's operational history can be traced to February 1980 through common senior management involved in different organizational structures. As of June 30, 1997, the Company operated 87 facilities composed of 65 nursing homes containing 7,341 licensed beds and 22 assisted living centers containing 2,470 units. The Company owns seven nursing homes, leases 37 nursing homes, and manages the remaining 21 nursing homes that it operates. The Company owns one assisted living center, leases seven assisted living centers, and manages the remaining 14 assisted living centers that it operates. In the United States, the Company operates 52 nursing homes and three assisted living centers, and in Canada, the Company operates 13 nursing homes and 19 assisted living centers.

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

Basis of Financial Statements. The Company's patient revenues consist of the fees charged to the residents of the Company's leased and owned nursing homes and assisted living centers. Management fee revenues consists of the fees charged to the owners of the facilities managed by the Company. The management fee revenues are based on the respective contractual terms, which generally range from 3.5% to 6.0% of the net revenues of the managed facilities. As a result, the level of management fees is affected positively or negatively by the increase or decrease in the level of occupancy or rates per patient day of the managed facilities. Management fees also include consulting and development fee income. The Company's operating expenses include the costs incurred in the nursing homes and assisted living centers leased and owned by the Company. The Company's general and administrative expenses consist of the costs of the corporate office and regional support functions, including the costs incurred in providing management services to the nursing homes and assisted living centers managed by the Company. The Company's financial statements reflect the depreciation, amortization and interest expenses of the facilities owned by the Company as well as the depreciation expense associated with leasehold improvements and equipment owned by the Company and used in its leased facilities.

RESULTS OF OPERATIONS

The following tables present the unaudited interim statements of income and related data for the three and six months ended June 30, 1997 and 1996.

       (IN THOUSANDS)                          THREE MONTHS ENDED JUNE 30,
                                            1997         1996         CHANGE          %
                                           -------      -------      -------         ----
REVENUES:
      Patient revenues                     $43,243      $38,772      $ 4,471         11.5%
      Management fees                          957          965           (8)        (0.8)
      Interest                                  37           39           (2)        (3.7)
                                           -------      -------      -------
               Net revenues                 44,237       39,776        4,461         11.2
                                           -------      -------      -------
EXPENSES:
      Operating                             34,859       31,679        3,180         10.0
      Lease                                  3,744        3,511          233          6.6
      General and administrative             2,406        2,079          327         15.8
      Depreciation and amortization            671          523          148         28.3
      Interest                                 472          341          131         38.2
                                           -------      -------      -------
               Total expenses               42,152       38,133        4,019         10.5
                                           -------      -------      -------

 INCOME BEFORE INCOME TAXES                  2,085        1,643          442         26.9
 PROVISION FOR INCOME TAXES                    751          592          159         26.9
                                           -------      -------      -------

 NET INCOME                                $ 1,334      $ 1,051      $   283         26.9
                                           =======      =======      =======

 Operating Margin (as defined herein)      $ 6,972      $ 6,019      $   953         15.8%
                                           =======      =======      =======


       (IN THOUSANDS)                           SIX MONTHS ENDED JUNE 30,
                                            1997         1996         CHANGE          %
                                           -------      -------      -------         ----
REVENUES:
      Patient revenues                     $85,731      $77,097      $ 8,634         11.2%
      Management fees                        1,875        2,137         (262)       (12.3)
      Interest                                  74           75           (1)        (0.8)
                                           -------      -------      -------
               Net revenues                 87,680       79,309        8,371         10.6
                                           -------      -------      -------
EXPENSES:
      Operating                             68,932       63,278        5,654          8.9
      Lease                                  7,615        7,074          541          7.6
      General and administrative             4,719        4,209          510         12.1
      Depreciation and amortization          1,333        1,033          300         29.1
      Interest                               1,014          667          347         52.0
                                           -------      -------      -------
               Total expenses               83,613       76,261        7,352          9.6
                                           -------      -------      -------

 INCOME BEFORE INCOME TAXES                  4,067        3,048        1,019         33.4
 PROVISION FOR INCOME TAXES                  1,464        1,097          367         33.4
                                           -------      -------      -------

 NET INCOME                                $ 2,603      $ 1,951      $   652         33.4
                                           =======      =======      =======

 Operating Margin (as defined herein)      $14,029      $11,822      $ 2,207         18.7%
                                           =======      =======      =======

PERCENTAGE OF NET REVENUES

     (IN THOUSANDS)                     THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                             1997         1996           1997        1996
                                             -----       -----           -----       -----
REVENUES:
      Patient revenues                        97.7%       97.5%           97.8%       97.2%
      Management fees                          2.2         2.4             2.1         2.7
      Interest                                 0.1         0.1             0.1         0.1
                                             -----       -----           -----       -----
               Net revenues                  100.0       100.0%          100.0%      100.0%


OPERATING EXPENSES:
      Operating                               78.8        79.7            78.6        79.8
      Lease                                    8.5         8.8             8.7         8.9
      General and administrative               5.4         5.2             5.4         5.3
      Depreciation and amortization            1.5         1.3             1.5         1.3
      Interest                                 1.1         0.9             1.1         0.8
                                             -----       -----           -----       -----
               Total expenses                 95.3        95.9            95.3        96.1

 INCOME BEFORE INCOME TAXES                    4.7         4.1             4.7         3.9
 PROVISION FOR INCOME TAXES                    1.7         1.5             1.7         1.4
                                             -----       -----           -----       -----

 NET INCOME                                    3.0%        2.6%            3.0%        2.5%
                                             =====       =====           =====       =====

 Operating Margin (as defined herein)         15.8%       15.1%           16.0%       14.9%
                                             =====       =====           =====       =====


NEW HOMES

In keeping with its goal to add attractive long-term care operations to its portfolio, during 1996 the Company completed several acquisitions. Four facilities were added via purchase and one via lease for a combined total of 410 beds. These facilities are hereafter referred to as the "New Homes." The acquisition of the New Homes has added significantly to the Company's volume of business since 1996, and the comparison of results between 1997 and 1996 is materially impacted by them. In an effort to highlight this impact, the contribution to operations by facilities operated by the Company for less than one year are attributed in the following discussions to the New Homes.


THREE MONTHS ENDED JUNE 30, 1997 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1996

Revenues. Net revenues increased to $44.2 million in 1997 from $39.8 million in 1996, an increase of $4.4 million, or 11%. Patient revenues increased to $43.2 million in 1997 from $38.8 million in 1996, an increase of $4.4 million, or 12%. Of this increase, $2.0 million is attributable to the New Homes. Compared to the prior year period, the Company's average patient per diem increased 8%, which accounted for an increase of approximately $3.0 million in patient revenues. These increases were offset by foregone revenues with respect to one facility that was closed in April 1997. Patient days were flat among homes in operation for at least one year. While the recent increases in reimbursement rates received by the Company have met or exceeded expectations, the Company anticipates that it is likely states will continue to seek ways to retard the rate of growth in Medicaid program rates. The Company's quality mix improved compared to the prior year period. As a percent of net patient revenues, Medicare increased to 27.9% in 1997 from 26.9% in 1996 while Medicaid decreased to 54.3% in 1997 from 55.4% in 1996.

Ancillary service revenues, prior to contractual allowances, increased to $14.9 million in 1997 from $14.6 million in 1996, an increase of $374,000, or 3%. Since 1994, the Company has emphasized the expansion of its ancillary service revenues. Substantial increases in ancillary revenues were realized throughout 1995 and 1996. However, as noted in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, the trend of substantial increases diminished throughout 1996. In the 1997 period, ancillary revenues were retarded due to the transition from multiple therapy providers to one primary therapy provider in a majority of the Company's nursing homes. The Company continues to emphasize the expansion of its ancillary revenues. Management's expectation is that ancillary service revenues will trend flat or result in modest increases over the foreseeable future.

Management fee revenues remained essentially flat at just under $1.0 million in both periods. The 1996 amount included $100,000 in consulting fees earned with respect to the development of homes opened in 1996. Management fees, exclusive of the non-repeating consulting fees, increased 11% in 1997 over 1996 levels.

Operating Expense. Operating expense increased to $34.9 million in 1997 from $31.7 million in 1996, an increase of $3.2 million, or 10%. Of this increase, $1.7 million is attributable to the New Homes. As a percent of net patient revenues, operating expense declined from 81.7% in 1996 to 80.6% in 1997 (80.4% among homes in operation for at least one year). The improvement is reflective of the Company's emphasis on controlling costs and, in particular, in more timely response to occupancy fluctuations. Wages increased to $15.7 million in 1997 from $14.1 million in 1996, an increase of $1.6 million, or 12%. Of this increase, $830,000 is attributable to the New Homes. Salaries and wages with respect to facilities in operation for at least one year increased $802,000, or 6%, including approximately $200,000 of termination benefits paid to employees of the closed facility. The Company's wage increases are generally in line with inflation. Among homes in operation for at least one year, the Company experienced increased general insurance costs of $234,000 and increased bad debt expense of $420,000. On an annualized basis, 1997 bad debt expense is running at a level consistent with that of 1996.

Lease Expense. Lease expense increased to $3.7 million in 1997 from $3.5 million in 1996, an increase of $233,000, or 7%. Of this increase, $46,000 is attributable to the New Homes. The remainder is primarily attributable to inflationary increases included in the terms of a majority of the Company's operating leases.

General and Administrative Expense. General and administrative expense increased to $2.4 million in 1997 from $2.1 million in 1996, an increase of $327,000, or 16%. The increase is primarily attributable to the expense of new positions added to service the Company's expanded operations. As a percent of total net revenues, general and administrative expenses increased to 5.4% in 1997 from 5.2% in 1996.

Operating Margin. The Company's operating margin (net revenues less operating and general and administrative expenses) improved to 15.8% in 1997 from 15.1% in 1996. The improvement compared to the prior year period was consistent with the recent trend. However, this did represent a small decline (from 16.2%) that followed five consecutive quarters of improvement. The operating margin was dampened due to exit costs associated with the closed facility. The Company's operating margin is primarily impacted by its ability to control operating expense in relation to occupancy levels. The Company anticipates continued favorable year-over-year comparisons in the operating margin for the remainder of 1997.

Depreciation and Amortization. Depreciation and amortization expenses increased to $671,000 in 1997 from $523,000 in 1996, an increase of $148,000, or 28%. Of this increase, $84,000 is attributable to the New Homes.

Interest Expense. Interest expense increased to $472,000 in 1997 from $341,000 in 1996, an increase of $131,000, or 38%. Of this increase, $138,000 is attributable to indebtedness related to the New Homes.

Income Before Income Taxes; Net Income; Earnings Per Share. As a result of the above, income before income taxes was $2.1 million in 1997 as compared with $1.6 million in 1996, an increase of $442,000, or 27%. The effective combined federal, state and provincial income tax rate was 36% for both 1997 and 1996. Net income was $1.3 million in 1997 as compared with $1.1 million in 1996, an increase of $283,000, and earnings per share was $.25 in 1997 as compared with $.20 in 1996.


SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996

Revenues. Net revenues increased to $87.7 million in 1997 from $79.3 million in 1996, an increase of $8.4 million, or 11%. Patient revenues increased to $85.7 million in 1997 from $77.1 million in 1996, an increase of $8.6 million, or 11%. Of this increase, $4.6 million is attributable to the New Homes. Compared to the prior year period, the Company's average patient per diem increased 7%, which accounted for an increase of approximately $5.1 million in patient revenues. These increases were offset by foregone revenues with respect to one facility that was closed in April 1997. Patient days were flat among homes in operation for at least one year. While the recent increases in reimbursement rates received by the Company have met or exceeded expectations, the Company anticipates that it is likely states will continue to seek ways to retard the rate of growth in Medicaid program rates. The Company's quality mix improved compared to the prior year period. As a percent of net patient revenues, Medicare increased to 27.0% in 1997 from 26.4% in 1996 while Medicaid decreased to 54.7% in 1997 from 55.4% in 1996.

Ancillary service revenues, prior to contractual allowances, decreased to $28.8 million in 1997 from $29.2 million in 1996, a decrease of $468,000, or 2%.
Since 1994, the Company has emphasized the expansion of its ancillary service revenues. Substantial increases in ancillary revenues were realized throughout 1995 and 1996. However, as noted in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, the trend of substantial increases diminished throughout 1996. In the 1997 period, ancillary revenues were retarded due to the transition from multiple therapy providers to one primary therapy provider in a majority of the Company's nursing homes. The Company continues to emphasize the expansion of its ancillary revenues. Management's expectation is that ancillary service revenues will trend flat or result in modest increases over the foreseeable future.

Management fee revenues decreased by $263,000, or 12%. The decrease is primarily due to $400,000 in consulting fees earned in 1996 with respect to the development of three homes opened in 1996. Management fees, exclusive of the non-repeating consulting fees, increased 6% in 1997 over 1996 levels.

Operating Expense. Operating expense increased to $68.9 million in 1997 from $63.3 million in 1996, an increase of $5.6 million, or 9%. Of this increase, $4.0 million is attributable to the New Homes. As a percent of net patient revenues, operating expense declined from 82.1% in 1996 to 80.4% in 1997 (80.1% among homes in operation for at least one year). The improvement is reflective of the Company's emphasis on controlling costs and, in particular, in more timely response to occupancy fluctuations. Wages increased to $31.2 million in 1997 from $28.1 million in 1996, an increase of $3.1 million, or 11%. Of this increase, $1.9 million is attributable to the New Homes. Salaries and wages with respect to facilities in operation for at least one year increased $1.2 million, or 4.1%, including approximately $300,000 of termination benefits paid to employees of the closed facility. The Company's wage increases are generally in line with inflation. Among homes in operation for at least one year, the Company experienced increased general insurance costs of $382,000 and increased bad debt expense of $255,000. On an annualized basis, 1997 bad debt expense is running at a level consistent with that of 1996.

Lease Expense. Lease expense increased to $7.6 million in 1997 from $7.1 million in 1996, an increase of $541,000, or 8%. Of this increase, $114,000 is attributable to the New Homes and increased rent associated with the addition of 42 beds among four existing nursing homes. The remainder is primarily attributable to inflationary increases included in the terms of a majority of the Company's operating leases.

General and Administrative Expense. General and administrative expense increased to $4.7 million in 1997 from $4.2 million in 1996, an increase of $510,000, or 12%. The increase is primarily attributable to the expense of new positions added to service the Company's expanded operations. As a percent of total net revenues, general and administrative expenses increased to 5.4% in 1997 from 5.3% in 1996.

Operating Margin. The Company's operating margin (net revenues less operating and general and administrative expenses) improved to 16.0% in 1997 from 14.9% in 1996. The improvement compared to the prior year period was consistent with the recent trend. However, the operating margin was dampened due to exit costs associated with the closed facility. The Company's operating margin is primarily impacted by its ability to control operating expense in relation to occupancy levels. The Company anticipates continued favorable year-over-year comparisons in the operating margin for the remainder of 1997.

Depreciation and Amortization. Depreciation and amortization expenses increased to $1.3 million in 1997 from $1.0 million in 1996, an increase of $300,000, or 29%. Of this increase, $179,000 is attributable to the New Homes.

Interest Expense. Interest expense increased to $1.0 million in 1997 from $667,000 in 1996, an increase of $347,000, or 52%. Of this increase, $306,000 is attributable to indebtedness related to the New Homes with the remainder of the increase primarily attributable to increased borrowings under the Company's working capital line of credit.

Income Before Income Taxes; Net Income; Earnings Per Share. As a result of the above, income before income taxes was $4.1 million in 1997 as compared with $3.1 million in 1996, an increase of $1.0 million, or 33%. The effective combined federal, state and provincial income tax rate was 36% in both 1997 and 1996. Net income was $2.6 million in 1997 as compared with $2.0 million in 1996, an increase of $652,000, and earnings per share was $.49 as compared with $.37.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company's working capital was $14.6 million with a current ratio of 1.9 as compared with $13.5 million with a current ratio of 1.8 at December 31, 1996.

Net cash provided from operating activities totaled $3.3 million and $2.1 million for the six months ended June 30, 1997 and 1996, respectively. These amounts primarily represent the cash flows from income plus depreciation and amortization along with the changes in working capital components.

Net cash used in investing activities totaled $2.1 million and $6.6 million for the six months ended June 30, 1997 and 1996, respectively. These amounts primarily represent capital expenditures for equipment for and improvements to the Company's existing facilities, additional investment in TDLP in 1997 and acquisitions in 1996. The Company and its predecessor business have used between $1.7 million and $3.0 million for capital expenditures for facility improvements and equipment in each of the last three calendar years. Such expenditures were financed through working capital resources. For the year ended December 31, 1997, the Company anticipates that such expenditures for its existing facility operations will be approximately $3.6 million including approximately $1.6 million for non-routine projects.

Net cash provided from (used in) financing activities totaled $(126,000) and $4.8 million for the six months ended June 30, 1997 and 1996, respectively. The 1997 amount primarily represents repayment of debt obligations and advances to TDLP offset by repayment of advances from a lessor. The 1996 amount primarily represents proceeds from long-term debt and bank line of credit offset by advances and debt repayments.

On July 24, 1997, the Company announced that it had entered into a definitive agreement to acquire 29 assisted living facilities in North Carolina (the "Pierce Transaction"). The Pierce Transaction comprises the purchase of 15 facilities and the leasing of an additional 14 facilities, representing in total approximately 2,300 assisted living units. Total consideration of approximately $32.0 million in cash will be required at closing. The Company anticipates additional capital needs associated with the Pierce Transaction of up to $4.0 million to cover deal costs, financing costs, deposits, and initial working capital. Closing is scheduled to occur on September 30, 1997. The Company is evaluating the financing sources available to it with which to fund the cash requirements of the Pierce Transaction. Although the mix among various financing sources is not yet certain, the Company anticipates that the primary source of funding will be from the issuance of new debt.

At June 30, 1997, the Company had total debt outstanding of $23.6 million of which $10.2 million was principally mortgage debt bearing interest at rates currently ranging from 7.0% to 10.0%. The Company's remaining debt was drawn under its credit lines. On December 31, 1996, the Company entered into two new lines of credit including a $10.0 million working capital line and a $40.0 million acquisition line. The working capital line of credit provides for working capital loans and letters of credit aggregating up to the lesser of $10.0 million or the borrowing base, as defined. The Company's obligations under the working capital line are secured by certain accounts receivable and substantially all other Company assets. Advances under the working capital line bear interest payable monthly at either the London Interbank Offered Rate ("LIBOR") plus 2.50 % or the lending bank's Index rate with the choice of rate being at the Company's option (8.2% based upon LIBOR at June 30, 1997). The working capital line terminates and all outstanding borrowings are due in December 1999. As of June 30, 1997, the Company had drawn $2.4 million, had $5.5 million of letters of credit outstanding, and had $2.1 million remaining borrowing capability under the working capital line. As of August 11, 1997, the amount drawn under the working capital line of credit had decreased to $1.7 million leaving approximately $2.8 million borrowing capacity available as of that date. The acquisition line of credit of $40.0 million, less outstanding borrowings, is available to fund approved acquisitions through October 1999. The Company's obligations under the acquisition line are secured by the assets acquired with the draws under the acquisition line. Advances under the acquisition line bear interest, payable monthly, at LIBOR plus a defined spread with respect to each facility based upon its loan-to-value ratio and debt service coverage (8.2% to 9.0% at June 30, 1997). Individual advances made under the acquisition line are due three years from the date of initial funding. As of both June 30, 1997, and August 11, 1997, the Company had drawn $11.1 million under the acquisition line, which amount was secured by four nursing homes, and had $28.9 million available for future acquisitions. The Company does not plan to draw on its existing working capital or acquisition lines of credit to fund the Pierce Transaction.

During the first quarter, the Company paid approximately $900,000 in income taxes related to 1996. With respect to 1997, the Company has adopted a tax election that is anticipated to eliminate a significant portion of the current tax payments that would otherwise be due.

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

In addition, the Company's facilities must be certified for participation in the Medicare and Medicaid programs in order to receive reimbursement from these programs. In the ordinary course of its business, the Company receives notices of deficiencies for failure to comply with various regulatory requirements. The Company reviews such notices and takes appropriate corrective action. In most cases, the Company and the reviewing agency will agree upon the measures to be taken to bring the facility into compliance with regulatory requirements. On June 27, 1997, the Company received notification that as a result of certain deficiencies, one of its facilities in Alabama was being decertified from participating in the Medicaid and Medicare programs. As a result, the Company will not receive Medicare and Medicaid reimbursement with respect to that one facility from July 27, 1997 until the facility is recertified. The Company has passed the survey process, which is required for recertification, and expects the facility to be recertified in the third quarter. The Company does not believe that the estimated 35-40 day decertification of this facility will have a material adverse effect on the Company.

Net accounts receivable attributable to the provision of patient and resident services at June 30, 1997 and December 31, 1996, totaled $25.8 million and $25.5 million, respectively, representing approximately 55 and 54 days, respectively, in accounts receivable. Accounts receivable from the provision of management services was $1.1 million and $713,000, respectively, at June 30, 1997 and December 31, 1996, representing approximately 102 and 66 days in accounts receivable, respectively. It is anticipated that the integration of the operations acquired in the Pierce Transaction will have a positive effect on the Company's average days in accounts receivable.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," and SFAS No. 129, "Disclosure of Information About Capital Structure." Each is effective for financial statement periods ending after December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share. SFAS No. 129 establishes standards with respect to disclosure of information about an entity's capital structure.

The FASB has also issued two other statements, SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Each is effective for financial statement periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 establishes standards for the way public companies report information about operating segments in annual financial statements. SFAS No. 131 also requires that public companies report selected information about operating segments in interim financial reports issued to shareholders.

The Company will adopt the provisions of these statements in association with its financial statements issued for the required periods. The Company does not expect the adoption of these standards to have a material effect on the Company's results of operations.

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

                          PART II -- OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

    (a)         The annual meeting of shareholders was held on May 16, 1997.

    (c)         Matters voted upon at the meeting:
                 - Election of Directors:

                                          Charles W. Birkett, M.D.     Paul Richardson       Edward G. Nelson
                                          -----------------------      ---------------       ----------------
                   FOR                            4,686,876               4,685,676              4,685,751
                   AGAINST                            -0-                     -0-                    -0-
                   WITHHELD                         222,857                 224,057                223,982
                   ABSTENTIONS                        -0-                     -0-                    -0-
                   NON-VOTING(1)                    406,089                 406,089                406,089
                                                  ---------               ---------              ---------
                   ELIGIBLE SHARES                5,315,822               5,315,822              5,315,822
                                                  =========               =========              =========

                   (Continuing directors include Mary Margaret Hamlett, William C. O'Neil, Jr., and
                   J. Bransford Wallace.)

                   (1) Including broker non-votes.

                 - Proposal to amend the Company's 1994 Incentive and
                   Nonqualified Stock Option Plan for Key Personnel to increase the number of shares of Common Stock reserved for issuance from 410,000 shares to 610,000 shares.

                              FOR                                4,606,208
                              AGAINST                              295,572
                              WITHHELD                                 -0-
                              ABSTENTIONS                            7,953
                              NON-VOTING(1)                        406,089
                                                                 ---------
                              ELIGIBLE SHARES                    5,315,822
                                                                 =========
                   --------
                   (1) Including broker non-votes.


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



                               ADVOCAT INC.

August 13, 1997
                           By: /s/ Mary Margaret Hamlett
                               -------------------------------------------------
                               Mary Margaret Hamlett
                               Principal Financial Officer and Chief Accounting Officer and An Officer Duly Authorized to Sign on Behalf of the Registrant

                                EXHIBIT INDEX

     EXHIBIT
     NUMBER                         DESCRIPTION OF EXHIBITS
     -------                        -----------------------
      2           -        Asset Purchase Agreement among the Company, Pierce
                           Management Group First Partnership and others, dated
                           July 24, 1997.

    3.1           -        Certificate of Incorporation of the Registrant
                           (incorporated by reference to Exhibit 3.1 to the
                           Company's Registration Statement No.33-76150 on Form
                           S-1).

    3.2           -        Bylaws of the Company (incorporated by reference to
                           Exhibit 3.2 to the Company's Registration Statement
                           No. 33-76150 on Form S-1).

    3.3           -        Amendment to Certificate of Incorporation dated
                           March 23, 1995 (incorporated by reference to Exhibit
                           A of Exhibit 1 to Form 8-A filed March 30, 1995).

    4.1           -        Form of Common Stock Certificate (incorporated by
                           reference to Exhibit 4 to the Company's Registration
                           Statement No. 33-76150 on Form S-1).

    4.2           -        Rights Agreement dated March 13, 1995, between the
                           Company and Third National Bank in Nashville
                           (incorporated by reference to Exhibit 1 to the Company's
                           Current Report on Form 8-K dated March 13, 1995).

    4.3           -        Summary of Shareholder Rights Plan adopted March 13,
                           1995 (incorporated by reference to Exhibit B of
                           Exhibit 1 to Form 8-A filed March 30, 1995).

    4.4           -        Rights Agreement of Advocat Inc. dated March 23,
                           1995 (incorporated by reference to Exhibit 1 to
                           Form 8-A filed March 30, 1995).

    27            -        Financial Data Schedule (for SEC use only).
