Form 10-Q
period 1997-09-30
ADVOCAT INC
filed 1997-11-14
CIK 919956

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
CHECK ONE:

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1997
                                               ------------------
                                       OR
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSACTION PERIOD FROM _________ TO _________.

COMMISSION FILE NO.:  1-12996
                     ---------

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

                                      NONE
--------------------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
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

                                    5,376,946
--------------------------------------------------------------------------------
    (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF NOVEMBER 11, 1997)

                          PART I. FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                                  ADVOCAT INC.
                       INTERIM CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, UNAUDITED)



                                                      September 30,  December 31,
                                                           1997          1996
                                                         --------      --------
CURRENT ASSETS:
    Cash and cash equivalents                            $  2,755      $  1,942
    Accounts receivable, less
           allowance for doubtful
           accounts of $2,524 at both dates                22,595        24,946
    Income taxes receivable                                   -0-           -0-
    Inventories                                             1,041           667
    Prepaid expenses and other assets                       1,817         1,470
    Deferred income taxes                                   1,026         1,941
                                                         --------      --------
                 Total current assets                      29,234        30,966
                                                         --------      --------

PROPERTY AND EQUIPMENT, at cost                            43,475        41,445
    Less accumulated depreciation
           and amortization                               (11,442)       (9,714)
                                                         --------      --------
                 Net property and equipment                32,033        31,731
                                                         --------      --------

OTHER ASSETS:
    Deferred tax benefit                                    5,830         6,480
    Deferred financing and other costs, net                 1,016         1,021
    Other                                                   6,112         4,303
                                                         --------      --------
                 Total other assets                        12,958        11,804
                                                         --------      --------

                                                         $ 74,225      $ 74,504
                                                         ========      ========



                                   (Continued)

                                  ADVOCAT INC.

                       INTERIM CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, UNAUDITED)
                                   (CONTINUED)



                                                            September 30,   December 31,
                                                                 1997           1996
                                                               -------        -------
CURRENT LIABILITIES:
    Current portion of long-term debt                          $   742        $   713
    Trade accounts payable                                       8,504          7,715
    Income taxes payable                                           109            906
    Accrued expenses:
           Payroll and employee benefits                         4,148          4,670
           Worker's compensation                                 1,107          1,678
           Other                                                 1,835          1,744
                                                               -------        -------
                 Total current liabilities                      16,445         17,426
                                                               -------        -------

NONCURRENT LIABILITIES:
    Long-term debt, less current portion                        21,409         23,254
    Deferred gains with respect to leases, net                   3,661          3,956
    Other                                                        1,960          2,517
                                                               -------        -------
                 Total noncurrent liabilities                   27,030         29,730
                                                               -------        -------

COMMITMENTS, CONTINGENCIES, AND
           GUARANTEE

SHAREHOLDERS' EQUITY:
    Preferred stock, authorized 1,000,000 shares,
           $.10 par value, none issued and outstanding             -0-            -0-
    Common stock, authorized 20,000,000 shares,
           $.01 par value, 5,373,000 and 5,316,000 shares
           issued and outstanding at September 30, 1997
           and December 31, 1996, respectively                      54             53
    Paid-in capital                                             15,597         15,083
    Retained earnings                                           15,099         12,212
                                                               -------        -------
                 Total shareholders' equity                     30,750         27,348
                                                               -------        -------

                                                               $74,225        $74,504
                                                               =======        =======



The accompanying notes are an integral part of these interim consolidated balance sheets.

                                  ADVOCAT INC.

                    INTERIM CONSOLIDATED STATEMENTS OF INCOME
             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, AND UNAUDITED)


                                      THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                         1997                 1996                 1997                 1996
                                         ----                 ----                 ----                 ----
REVENUES:
     Patient revenues                  $ 42,663             $ 41,591             $128,394              118,688
     Management fees                        952                1,015                2,826                3,152
     Interest                                42                   40                  116                  115
                                       --------             --------             --------             --------
           Net revenues                  43,657               42,646              131,336              121,955
                                       --------             --------             --------             --------

EXPENSES:
    Operating                            36,139               33,823              105,072               97,101
    Lease                                 3,577                3,659               11,192               10,733
    General and administrative            2,328                2,104                7,046                6,314
    Depreciation and amortization           667                  585                2,000                1,617
    Interest                                458                  489                1,471                1,156
                                       --------             --------             --------             --------
           Total expenses                43,169               40,660              126,781              116,921
                                       --------             --------             --------             --------

INCOME BEFORE INCOME TAXES                  488                1,986                4,555                5,034

PROVISION FOR INCOME TAXES                  176                  715                1,640                1,812
                                       --------             --------             --------             --------

NET INCOME                             $    312             $  1,271             $  2,915             $  3,222
                                       ========             ========             ========             ========

AVERAGE NUMBER OF COMMON
     AND COMMON EQUIVALENT
     SHARES OUTSTANDING (Note 3)          5,439                5,319                5,346                5,314
                                       ========             ========             ========             ========

EARNINGS PER SHARE (Note 3)            $    .06             $    .24             $    .55             $    .61
                                       ========             ========             ========             ========




The accompanying notes to interim financial statements are an integral part of these interim consolidated financial statements.

                                  ADVOCAT INC.

                        INTERIM STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)


                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    1997            1996
                                                                                    ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                    $ 2,915         $ 3,222
    Adjustments to reconcile net income to net
       cash provided from operating activities:
           Depreciation and amortization                                            2,000           1,617
           Provision for doubtful accounts                                          1,389             931
           Equity earnings in joint ventures                                          (39)            (35)
           Amortization of deferred credits                                          (791)           (844)
           Deferred income taxes                                                    1,565             800
    Change in assets and liabilities:
           Receivables, net                                                           520          (2,672)
           Inventories                                                               (374)            (48)
           Prepaid expenses and other assets                                         (347)            (32)
           Trade accounts payable and accrued expenses                             (1,010)            764
           Other                                                                       (9)           (156)
                                                                                  -------         -------
                Net cash provided from operating activities                         5,819           3,547
                                                                                  -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisitions, net                                                                 -0-          (5,381)
    Purchases of property and equipment, net                                       (2,042)         (1,802)
    Investment in TDLP                                                               (655)            -0-
    Issuance of mortgage receivable, net                                              (30)            -0-
    Acquisition deposits, pre-opening costs and other                                (463)           (193)
    Proceeds from TDLP transaction                                                    151              71
    Investment in joint venture                                                       -0-              (2)
    Distributions from joint ventures                                                  40              22
                                                                                  -------         -------
           Net cash used in investing activities                                   (3,276)         (7,285)
                                                                                  -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt obligations                                                    -0-           6,044
    Repayment of debt obligations                                                    (408)         (1,498)
    Net proceeds (repayment) of  bank line of credit                               (1,380)          1,245
    Advances to TDLP, net                                                            (717)           (939)
    Advances (to) from lessor, net                                                    442            (190)
    Financing costs                                                                  (181)            (36)
    Proceeds from sale of common stock                                                514             208
                                                                                  -------         -------
           Net cash provided from (used in) financing activities                  $(1,730)        $ 4,834
                                                                                  -------         -------


                                   (Continued)

                                  ADVOCAT INC.

                        INTERIM STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)
                                   (CONTINUED)



                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                               1997        1996
                                                               ----        ----
INCREASE IN CASH AND CASH EQUIVALENTS                         $  813      $1,096

CASH AND CASH EQUIVALENTS, beginning of period                 1,942       1,076
                                                              ------      ------

CASH AND CASH EQUIVALENTS, end of period                      $2,755      $2,172
                                                              ======      ======


SUPPLEMENTAL INFORMATION:
         Cash payments of interest                            $1,472      $1,006
                                                              ======      ======

         Cash payments of income taxes                        $  872      $  461
                                                              ======      ======



The Company received net benefit plan deposits and recorded net benefit plan liabilities of $64,000 and $132,000 in the nine month periods ended September 30, 1997 and 1996, respectively.

In the period ended September 30, 1996, the Company assumed debt of $1,592,000 in connection with an acquisition.








The accompanying notes to interim financial statements are an integral part of these interim consolidated financial statements.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1997 AND 1996


1. ORGANIZATION AND BACKGROUND:

Advocat Inc. (together with its subsidiaries, "Advocat" or the "Company") commenced operations with an initial public offering of its common stock on May 10, 1994. The Company is a provider of long-term care services operating nursing homes and assisted living centers in the United States and Canada.

Advocat's operational history can be traced to February 1980 through common senior management involved in different organizational structures. As of September 30, 1997, the Company operated 86 facilities composed of 65 nursing homes containing 7,341 licensed beds and 21 assisted living centers containing 2,406 units. Within this mix, the Company owned seven nursing homes, leased 37 nursing homes, and managed the remaining 21 nursing homes. The Company owned one assisted living center, leased seven assisted living centers, and managed the remaining 13 assisted living centers. In the United States, the Company operated 52 nursing homes and 3 assisted living centers, and in Canada, the Company operated 13 nursing homes and 18 assisted living centers.

The Company's facilities provide a range of health care services to their residents. In addition to the nursing and social services usually provided in the long-term care facilities, the Company offers a variety of rehabilitative, nutritional, respiratory and other specialized ancillary services. The Company operates facilities in Alabama, Arkansas, Florida, Kentucky, North Carolina, Ohio, South Carolina, Tennessee, Texas, West Virginia and the Canadian provinces of Ontario and British Columbia.


2. BASIS OF FINANCIAL STATEMENTS

The interim financial statements for the three and nine month periods ended September 30, 1997 and 1996, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position at September 30, 1997 and the results of operations for the three and nine month periods ended September 30, 1997 and 1996 and the cash flows for the nine month periods ended September 30, 1997 and 1996. Certain items have been reclassified in the 1996 financial statements to conform to the 1997 presentation.

The results of operations for the three and nine month periods ended September 30, 1997 and 1996 are not necessarily indicative of the operating results for the entire respective years. These interim financial statements should be read in connection with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.


3. EARNINGS PER SHARE

Earnings per share is based on the weighted average number of the Company's common and common equivalent shares outstanding that pertain to the respective operations included in each period and is calculated as follows:

                                     THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                            1997         1996                   1997         1996
                                            ----         ----                   ----         ----
Weighted average shares:
 Average shares outstanding               5,333,000    5,316,000              5,324,000    5,299,000
 Common stock equivalents --
  Employee stock purchase plan                2,000        3,000                 16,000       15,000
  Options, conversion assumed
   under the treasury stock method          104,000          -0-                  6,000          -0-
                                         ----------   ----------             ----------   ----------

Common and common equivalent
 shares outstanding                       5,439,000    5,319,000              5,346,000    5,314,000
                                         ==========   ==========             ==========   ==========

Net income                               $  312,000   $1,271,000             $2,915,000   $3,222,000
                                         ==========   ==========             ==========   ==========

Earnings per share                       $      .06   $      .24             $      .55   $      .61
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

4. SUBSEQUENT EVENTS

Effective October 1, 1997, the Company completed the previously announced Pierce acquisition. The purchase price was $32.4 million. Related capital needs associated with the Pierce acquisition are expected to range up to $3.5 million to cover deal costs, deposits, initial working capital, the integration of its operations into the Company, and renovations to certain of the properties. Cash required at closing of $34.3 million was funded via short-term bridge financing. The bridge financing is due for repayment on December 30, 1997, and bears interest at the London Interbank Offered Rate plus 2.0% (7.6% through October 31, 1997). So long as the bridge financing is in place, the Company has agreed not to pledge or otherwise encumber the assets acquired in the Pierce acquisition. The Company has a commitment for $30.0 million in longer-term financing that is available to partially repay the bridge financing. However, the Company is continuing to evaluate the financing sources available to it with which to fund the repayment. Although the mix among various financing sources is not yet certain, the Company anticipates that the primary source of funding will be the issuance of new debt, which may bear interest at up to 1/2 percentage point higher than the bridge financing plus amortization of associated financing costs. The Pierce acquisition adds approximately 2,300 assisted living units to the Company's portfolio, all within the state of North Carolina. The group is anticipated to add in excess of $25.0 million in annualized revenues.

In addition, the Company acquired two Canadian assisted living facilities on October 1, 1997. Immediately prior to the acquisitions, the Company had managed these facilities, which total 125 units, during receivership proceedings. The combined purchase price was $2.3 million, which was funded by $300,000 from internal sources and the issuance by the Company's principal Canadian lender of 10-year term loans totaling $2.0 million at 6.3% interest.

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

Advocat's operational history can be traced to February 1980 through common senior management involved in different organizational structures. As of September 30, 1997, the Company operated 86 facilities composed of 65 nursing homes containing 7,341 licensed beds and 21 assisted living centers containing 2,406 units. Within this mix, the Company owned seven nursing homes, leased 37 nursing homes, and managed the remaining 21 nursing homes. The Company owned one assisted living center, leased seven assisted living centers, and managed the remaining 13 assisted living centers. In the United States, the Company operated 52 nursing homes and 3 assisted living centers, and in Canada, the Company operated 13 nursing homes and 18 assisted living centers.

Effective October 1, 1997, the Company completed the acquisition of several facilities. Most significant is the acquisition of 29 assisted living facilities in North Carolina (the "Pierce Acquisition"). The Pierce Acquisition comprises 15 purchased facilities with 1,093 units and 14 additional facilities under lease with 1,209 units, or 2,302 total units. The Company has the option to purchase the leased facilities at fair market value after five years. In addition, the Company acquired two Canadian assisted living facilities totaling 125 units that it had managed immediately prior to the purchase.

The Company's facilities provide a range of health care services to their residents. In addition to the nursing and social services usually provided in the long-term care facilities, the Company offers a variety of rehabilitative, nutritional, respiratory and other specialized ancillary services. The Company operates facilities in Alabama, Arkansas, Florida, Kentucky, North Carolina, Ohio, South Carolina, Tennessee, Texas, West Virginia and the Canadian provinces of Ontario and British Columbia.

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

RESULTS OF OPERATIONS

The following tables present the unaudited interim statements of income and related data for the three and nine months ended September 30, 1997 and 1996.

         (IN THOUSANDS)                 THREE MONTHS ENDED SEPTEMBER 30,
                                           1997       1996      CHANGE          %
                                         --------   --------   --------       -----
REVENUES:
   Patient revenues                      $ 42,663   $ 41,591   $  1,072         2.6
   Management fees                            952      1,015        (63)       (6.2)
   Interest                                    42         40          2         4.1
                                         --------   --------   --------
         Net revenues                      43,657     42,646      1,011         2.4
                                         --------   --------   --------
EXPENSES:
   Operating                               36,139     33,823      2,316         6.8
   Lease                                    3,577      3,659        (82)       (2.3)
   General and administrative               2,328      2,104        224        10.6
   Depreciation and amortization              667        585         82        14.0
   Interest                                   458        489        (31)       (6.4)
                                         --------   --------   --------
         Total expenses                    43,169     40,660      2,509         6.2
                                         --------   --------   --------

INCOME BEFORE INCOME TAXES                    488      1,986     (1,498)      (75.4)
PROVISION FOR INCOME TAXES                    176        715       (539)      (75.4)
                                         --------   --------   --------

NET INCOME                               $    312   $  1,271   $   (959)      (75.4)
                                         ========   ========   ========

Net revenues less operating and general
  and administrative expenses            $  5,189   $  6,719   $ (1,530)      (22.8)
                                         ========   ========   ========



         (IN THOUSANDS)                  NINE MONTHS ENDED SEPTEMBER 30,
                                           1997       1996      CHANGE          %
                                         --------   --------   ---------      -----
REVENUES:
   Patient revenues                      $128,394   $118,688   $  9,706         8.2
   Management fees                          2,826      3,152       (326)      (10.3)
   Interest                                   116        115          1         0.9
                                         --------   --------   --------
         Net revenues                     131,336    121,955      9,381         7.7
                                         --------   --------   --------
EXPENSES:
   Operating                              105,072     97,101      7,971         8.2
   Lease                                   11,192     10,733        459         4.3
   General and administrative               7,046      6,314        732        11.6
   Depreciation and amortization            2,000      1,617        383        23.6
   Interest                                 1,471      1,156        315        27.3
                                         --------   --------   --------
         Total expenses                   126,781    116,921      9,860         8.4
                                         --------   --------   --------

INCOME BEFORE INCOME TAXES                  4,555      5,034       (479)       (9.5)
PROVISION FOR INCOME TAXES                  1,640      1,812       (172)       (9.5)
                                         --------   --------   --------

NET INCOME                               $  2,915   $  3,222   $   (307)       (9.5)
                                         ========   ========   ========

Net revenues less operating and
   general and administrative expenses   $ 19,218   $ 18,540   $    678         3.7
                                         ========   ========   ========

PERCENTAGE OF NET REVENUES

                                                   THREE MONTHS                NINE MONTHS
         (IN THOUSANDS)                         ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                1997          1996          1997          1996
                                               ------        ------        ------        ------
REVENUES:
   Patient revenues                             97.7%         97.5%         97.8%         97.3%
   Management fees                               2.2           2.4           2.1           2.6
   Interest                                      0.1           0.1           0.1           0.1
                                               -----         -----         -----         -----
         Net revenues                          100.0%        100.0%        100.0%        100.0%
                                               -----         -----         -----         -----


OPERATING EXPENSES:
   Operating                                    82.8          79.3          80.0          79.6
   Lease                                         8.2           8.6           8.5           8.8
   General and administrative                    5.3           4.9           5.4           5.2
   Depreciation and amortization                 1.5           1.4           1.5           1.3
   Interest                                      1.1           1.1           1.1           1.0
                                               -----         -----         -----         -----
         Total expenses                         98.9          95.3          96.5          95.9
                                               -----         -----         -----         -----

INCOME BEFORE INCOME TAXES                       1.1           4.7           3.5           4.1
PROVISION FOR INCOME TAXES                       0.4           1.7           1.3           1.5
                                               -----         -----         -----         -----

NET INCOME                                       0.7%          3.0%          2.2%          2.6%
                                               =====         =====         =====         =====

Net revenues less operating and
  general and administrative expenses           11.9%         15.8%         14.6%         15.2%
                                               =====         =====         =====         =====


REGULATORY ISSUES

The Company's third quarter operating results were profoundly affected by regulatory issues in the State of Alabama. In late June, the Company received notification from the State that, as a result of certain deficiencies noted upon periodic survey of one of its facilities in Mobile, the facility would be decertified from participation in the Medicare and Medicaid programs and that licensure revocation could be pursued. The Company appealed this decision, noting that none of the deficiencies were life-threatening, and that the deficiencies noted did not warrant the penalty imposed. This appeal was denied by the State agency and, as a result, the facility was decertified for 38 days before a resurvey found it to be in compliance. The facility was recertified for participation in the Medicare and Medicaid programs in early September.

In August, the State of Alabama decertified and indicated an intent to pursue license revocation at the Company's second facility in Mobile based on certain deficiencies noted upon survey. Once again, the Company objected noting that there were no life-threatening deficiencies, that this facility had been judged deficiency-free on a previous annual survey and that it was JCAHO accredited. The Company successfully passed a resurvey in early November; however, as a result of inexplicable delays in the resurvey process, this facility could suffer a total decertification period of 91 days (24 days in the third quarter and 67 days in the fourth quarter). The Company is appealing the length of time taken to resurvey the facility and, thus, the period of decertification.

In both cases, the State has stayed its proceedings to license revocation, agreeing that resolution of all issues is well under way. Management believes that the aggressive measures taken by the State were not warranted, particularly when the regulations prescribe a continuum of intermediate penalties to be imposed before decertification. The Company has aggressively pursued improved communications with the State and has reached agreement with the State on methods of improved operations. The Company's remaining five Alabama facilities have successfully passed their most recent annual licensure surveys.

The Company, in response to the regulatory problems at the two Mobile facilities, entered into a reorganization of its regional and facility management, conducted in-depth reviews of all seven of the Company's Alabama facilities, engaged nationally recognized consultants to assist in achieving compliance and engaged local legal counsel familiar with the Alabama regulations and regulators. As a result of the expenditures associated with these actions, fines and penalties associated with the survey issues, lost revenues from Medicare and Medicaid programs, charity care provided to continuing patients who had been admitted under those programs, and census declines, the Company experienced an estimated negative impact on third quarter earnings of $1.0 to $1.2 million after taxes, or $0.20 to $0.22 per share. The negative financial impact of the prolonged period of decertification of the second facility on the fourth quarter results is not yet known. The Company expects the Alabama operations to return to normal levels during the first quarter of 1998.


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1996

Revenues. Net revenues increased to $43.6 million in 1997 from $42.6 million in 1996, an increase of $1.0 million, or 2%. Patient revenues increased to $42.7 million in 1997 from $41.6 million in 1996, an increase of $1.1 million, or 3%. Compared to the prior year period, the Company's average patient per diem increased 6%, which accounted for an increase of approximately $2.5 million in patient revenues. These increases were offset by foregone revenues with respect to the decertified facilities and to one facility that was closed in April 1997. Excluding these facilities, there was a 1.9% decline in patient days among homes in operation for at least one year. While the recent increases in reimbursement rates received by the Company have met or exceeded expectations, the Company anticipates that it is likely states will continue to seek ways to retard the rate of growth in Medicaid program rates. The Company's quality mix improved compared to the prior year period. As a percent of net patient revenues, Medicare increased to 25.0% in 1997 from 24.2% in 1996 while Medicaid decreased to 53.9% in 1997 from 57.9% in 1996.

Ancillary service revenues, prior to contractual allowances, increased to $14.2 million in 1997 from $13.8 million in 1996, an increase of $391,000, or 3%. Since 1994, the Company has emphasized the expansion of its ancillary service revenues. Substantial increases in ancillary revenues were realized throughout 1995 and 1996. However, as noted in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, the trend of substantial increases diminished throughout 1996. In the 1997 period, ancillary revenues have been retarded due to the transition from multiple therapy providers to one primary therapy provider in a majority of the Company's nursing homes. The Company continues to emphasize the expansion of its ancillary revenues. Management's expectation is that ancillary service revenues will trend flat or result in modest increases over the foreseeable future.

Management fee revenues remained essentially flat at approximately $1.0 million in both periods. The 1996 amount included $100,000 in consulting fees earned with respect to the development of homes opened in 1996. Management fees, exclusive of the non-recurring consulting fees, increased 4% in 1997 over 1996 levels.

Operating Expense. Operating expense increased to $36.1 million in 1997 from $33.8 million in 1996, an increase of $2.3 million, or 7%. As a percent of net patient revenues, operating expense increased to 84.7% in 1997 from 81.3% in 1996. The percentage increase is primarily due to the decertification problems in Alabama; exclusive of the Alabama region, the Company's operating expense percentage was 81.2%. Wages increased to $16.6 million in 1997 from $15.5 million in 1996, an increase of $1.1 million, or 7%. Salaries and wages with respect to facilities in operation for at least one year increased $929,000, or 6%. The Company's wage increases are generally in line with inflation; the larger increase is due primarily to a 21% increase in Alabama that arose principally from staffing responses to the decertification issues. The percentage of net revenues less operating and general and administrative expenses declined to 11.9% in 1997 from 15.8% in 1996. Exclusive of the Alabama region, this percentage was 14.6% in the 1997 period. This percentage is primarily impacted by the Company's ability to control operating expense in relation to occupancy levels.

Lease Expense. Lease expense decreased to $3.6 million in 1997 from $3.7 million in 1996, a decrease of $82,000, or 2%. This decline is partially attributable to reduced profit-sharing lease accruals with respect to one of the decertified facilities.

General and Administrative Expense. General and administrative expense increased to $2.3 million in 1997 from $2.1 million in 1996, an increase of $223,000, or 11%. The increase is primarily attributable to the expense of new positions added to service the Company's expanded operations. As a percent of total net revenues, general and administrative expenses increased to 5.3% in 1997 from 4.9% in 1996.

Depreciation and Amortization. Depreciation and amortization expenses increased to $667,000 in 1997 from $585,000 in 1996, an increase of $82,000, or 14%.

Interest Expense. Interest expense decreased to $458,000 in 1997 from $489,000 in 1996, a decrease of $31,000, or 6%.

Income Before Income Taxes; Net Income; Earnings Per Share. As a result of the above, income before income taxes was $488,000 in 1997 as compared with $2.0 million in 1996, a decrease of $1.5 million, or 75%. The effective combined federal, state and provincial income tax rate was 36% for both 1997 and 1996. Net income was $312,000 in 1997 as compared with $1.3 million in 1996, a decrease of $1.0 million, and earnings per share was $.06 in 1997 as compared with $.24 in 1996.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

In keeping with its goal to add attractive long-term care operations to its portfolio, during 1996 the Company completed several acquisitions. Four facilities were added via purchase and one via lease for a combined total of 410 beds. These facilities are hereafter referred to as the "New Homes." The acquisition of the New Homes has added significantly to the Company's volume of business since 1996, and the comparison of results between 1997 and 1996 is materially impacted by them. In an effort to highlight this impact, the contribution to operations by facilities operated by the Company for less than one year are attributed in the following discussion to the New Homes. (Due to the timing of the acquisitions, their impact on the comparability of the quarter alone is minimal.)

Revenues. Net revenues increased to $131.3 million in 1997 from $121.9 million in 1996, an increase of $9.4 million, or 8%. Patient revenues increased to $128.4 million in 1997 from $118.7 million in 1996, an increase of $9.7 million, or 8%. Of this increase, $4.9 million is attributable to the New Homes. Compared to the prior year period, the Company's average patient per diem increased 7%, which accounted for an increase of approximately $7.6 million in patient revenues. These increases were offset by foregone revenues with respect to the decertified facilities and to one facility that was closed in April 1997. Excluding these facilities, there was a 0.8% decline in patient days among homes in operation for at least one year. While the recent increases in reimbursement rates received by the Company have met or exceeded expectations, the Company anticipates that it is likely states will continue to seek ways to retard the rate of growth in Medicaid program rates. The Company's quality mix improved compared to the prior year period. As a percent of net patient revenues, Medicare increased to 26.3% in 1997 from 25.7% in 1996 while Medicaid decreased to 54.4% in 1997 from 56.2% in 1996.

Ancillary service revenues, prior to contractual allowances, decreased slightly to $42.9 million in 1997 from $43.0 million in 1996, a decrease of $77,000. Since 1994, the Company has emphasized the expansion of its ancillary service revenues. Substantial increases in ancillary revenues were realized throughout 1995 and 1996. However, as noted in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, the trend of substantial increases diminished throughout 1996. In the 1997 period, ancillary revenues were retarded due to the transition from multiple therapy providers to one primary therapy provider in a majority of the Company's nursing homes. The Company continues to emphasize the expansion of its ancillary revenues. Management's expectation is that ancillary service revenues will trend flat or result in modest increases over the foreseeable future.

Management fee revenues decreased by $326,000, or 10%. The decrease is primarily due to $500,000 in consulting fees earned in 1996 with respect to the development of three homes opened in 1996. Management fees, exclusive of the non-recurring consulting fees, increased 7% in 1997 over 1996 levels.

Operating Expense. Operating expense increased to $105.1 million in 1997 from $97.1 million in 1996, an increase of $8.0 million, or 8%. Of this increase, $4.3 million is attributable to the New Homes. As a percent of net patient revenues, operating expense remained at 81.8% in 1997 as it was in 1996. The 1997 percentage was larger than it otherwise would have been due to the decertification problems in Alabama; exclusive of the Alabama region, the Company's operating expense percentage was 81.0%. Wages increased to $47.8 million in 1997 from $43.6 million in 1996, an increase of $4.2 million, or 10%. Of this increase, $2.1 million is attributable to the New Homes. Salaries and wages with respect to facilities in operation for at least one year increased $2.1 million, or 5%. The Company's wage increases are generally in line with inflation; the larger increase is due in part to a 10% increase in Alabama that arose principally from staffing responses to the decertification issues. The percentage of net revenues less operating and general and administrative expenses declined to 14.6% in 1997 from 15.2% in 1996. Exclusive of the Alabama region, this percentage remained at 15.2% in the 1997 period. This percentage was dampened due to exit costs associated with the facility closed in April 1997. This percentage is primarily impacted by the Company's ability to control operating expense in relation to occupancy levels.

Lease Expense. Lease expense increased to $11.2 million in 1997 from $10.7 million in 1996, an increase of $459,000, or 4%. Of this increase, $114,000 is attributable to the New Homes and increased rent associated with the addition of 42 beds among four existing nursing homes. The remainder is primarily attributable to inflationary increases included in the terms of a majority of the Company's operating leases.

General and Administrative Expense. General and administrative expense increased to $7.0 million in 1997 from $6.3 million in 1996, an increase of $732,000, or 12%. The increase is primarily attributable to the expense of new positions added to service the Company's expanded operations. As a percent of total net revenues, general and administrative expenses increased to 5.4% in 1997 from 5.2% in 1996.

Depreciation and Amortization. Depreciation and amortization expenses increased to $2.0 million in 1997 from $1.6 million in 1996, an increase of $383,000, or 24%. Of this increase, $195,000 is attributable to the New Homes.

Interest Expense. Interest expense increased to $1.5 million in 1997 from $1.2 million in 1996, an increase of $315,000, or 27%. Of this increase, $331,000 is attributable to indebtedness related to the New Homes.

Income Before Income Taxes; Net Income; Earnings Per Share. As a result of the above, income before income taxes was $4.5 million in 1997 as compared with $5.0 million in 1996, a decrease of $479,000, or 10%. The effective combined federal, state and provincial income tax rate was 36% for both 1997 and 1996. Net income was $2.9 million in 1997 as compared with $3.2 million in 1996, a decrease of $307,000, and earnings per share was $.55 in 1997 as compared with $.61 in 1996.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company's working capital was $12.8 million with a current ratio of 1.8 as compared with $13.5 million with a current ratio of 1.8 at December 31, 1996.

Net cash provided from operating activities totaled $5.8 million and $3.5 million for the nine months ended September 30, 1997 and 1996, respectively. These amounts primarily represent the cash flows from income plus depreciation and amortization along with the changes in working capital components.

Net cash used in investing activities totaled $3.3 million and $7.3 million for the nine months ended September 30, 1997 and 1996, respectively. These amounts primarily represent capital expenditures for equipment for and improvements to the Company's existing facilities, additional investment in TDLP in 1997 and acquisitions in 1996. The Company and its predecessor business have used between $1.7 million and $3.0 million for capital expenditures for facility improvements and equipment in each of the last three calendar years. Such expenditures were financed through working capital resources. For the year ended December 31, 1997, the Company anticipates that such expenditures for its existing facility operations will be approximately $3.0 million including approximately $1.0 million for non-routine projects.

Net cash provided from (used in) financing activities totaled ($1.7 million) and $4.8 million for the nine months ended September 30, 1997 and 1996, respectively. The 1997 amount primarily represents repayment of debt obligations and advances to TDLP offset by proceeds from the sale of common stock and by repayment of advances from a lessor. The 1996 amount primarily represents proceeds from long-term debt and bank line of credit offset by advances and debt repayments.

Effective October 1, 1997, the Company completed the previously announced Pierce Acquisition. The purchase price was $32.4 million. Related capital needs associated with the Pierce Acquisition are expected to range up to $3.5 million to cover deal costs, deposits, initial working capital, the integration of its operations into the Company, and renovations to certain of the properties. Cash required at closing of $34.3 million was funded via short-term bridge financing. The bridge financing is due for repayment on December 30, 1997, and bears interest at the London Interbank Offered Rate ("LIBOR") plus 2.0% (7.6% through October 31, 1997). So long as the bridge financing is in place, the Company has agreed not to pledge or otherwise encumber the assets acquired in the Pierce Acquisition. The Company has a commitment for $30.0 million in longer-term financing that is available to partially repay the bridge financing. However, the Company is continuing to evaluate the financing sources available to it with which to fund the repayment. Although the mix among various financing sources is not yet certain, the Company anticipates that the primary source of funding will be the issuance of new debt, which may bear interest at up to 1/2 percentage point higher than the bridge financing plus amortization of associated financing costs. The Pierce Acquisition adds approximately 2,300 assisted living units to the Company's portfolio, all within the state of North Carolina. The group is anticipated to add in excess of $25.0 million in annualized revenues.

In addition, the Company acquired two Canadian assisted living facilities on October 1, 1997. Immediately prior to the acquisitions, the Company had managed these facilities, which total 125 units, during receivership proceedings. The combined purchase price was $2.3 million, which was funded by $300,000 from internal sources and the issuance by the Company's principal Canadian lender of 10-year term loans totaling $2.0 million at 6.3% interest.

At September 30, 1997, the Company had total debt outstanding of $22.2 million of which $10.0 million was principally mortgage debt bearing interest at rates currently ranging from 7.0% to 10.0%. The Company's remaining debt was drawn under its credit lines. On December 31, 1996, the Company entered into two new lines of credit including a $10.0 million working capital line and a $40.0 million acquisition line. The working capital line of credit provides for working capital loans and letters of credit aggregating up to the lesser of $10.0 million or the borrowing base, as defined. The Company's obligations under the working capital line are secured by certain accounts receivable and substantially all other Company assets. Advances under the working capital line bear interest payable monthly at either LIBOR plus 2.50 % or the lending bank's Index rate with the choice of rate being at the Company's option (8.2% based upon LIBOR at September 30, 1997). The working capital line terminates and all outstanding borrowings are due in December 1999. As of September 30, 1997, the Company had drawn $1.1 million, had $5.4 million of letters of credit outstanding, and had $3.5 million remaining borrowing capability under the working capital line. As of November 11, 1997, the amount drawn under the working capital line of credit had increased to $2.0 million leaving approximately $2.5 million borrowing capacity available as of that date. The acquisition line of credit of $40.0 million, less outstanding borrowings, is available to fund approved acquisitions through October 1999. The Company's obligations under the acquisition line are secured by the assets acquired with the draws under the acquisition line. Advances under the acquisition line bear interest, payable monthly, at LIBOR plus a defined spread with respect to each facility based upon its loan-to-value ratio and debt service coverage (8.4% at September 30, 1997). Individual advances made under the acquisition line are due three years from the date of initial funding. As of both September 30, 1997, and November 11, 1997, the Company had drawn $11.1 million under the acquisition line, which amount was secured by four nursing homes, and had $28.9 million available for future acquisitions. The Company does not plan to draw on its existing working capital or acquisition lines of credit to finance the repayment of the bridge loan that funded the Pierce Acquisition.

During the first quarter of 1997, the Company paid approximately $900,000 in income taxes related to 1996. With respect to 1997, the Company has adopted a tax election that is anticipated to eliminate a significant portion of the current tax payments that would otherwise be due.

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

In addition, the Company's facilities must be certified for participation in the Medicare and Medicaid programs in order to receive reimbursement from these programs. In the ordinary course of its business, the Company receives notices of deficiencies for failure to comply with various regulatory requirements. The Company reviews such notices and takes appropriate corrective action. In most cases, the Company and the reviewing agency will agree upon the measures to be taken to bring the facility into compliance with regulatory requirements and avoid or minimize costly decertification periods such as have been experienced recently with the two Alabama facilities.

Net accounts receivable attributable to the provision of patient and resident services at September 30, 1997 and December 31, 1996, totaled $24.0 million and $25.5 million, respectively, representing approximately 52 and 54 days, respectively, in accounts receivable. Accounts receivable from the provision of management services was $344,000 and $713,000, respectively, at September 30, 1997 and December 31, 1996, representing approximately 33 and 66 days in accounts receivable, respectively. It is anticipated that the integration of the operations acquired in the Pierce Acquisition will have a positive effect on the Company's overall average days in accounts receivable.

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

    (b) The Registrant filed a Report on Form 8-K on October 16, 1997, with respect to the acquisition of assets from Pierce Management Group, et al.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               ADVOCAT INC.

November 13, 1997
                           By: /s/ Mary Margaret Hamlett
                               -------------------------------------------------
                               Mary Margaret Hamlett
                               Principal Financial Officer and Chief Accounting Officer and An Officer Duly Authorized to Sign on Behalf of the Registrant

                                EXHIBIT INDEX

     EXHIBIT
     NUMBER                         DESCRIPTION OF EXHIBITS
     -------                        -----------------------
      2           -        Asset Purchase Agreement among the Company, Pierce
                           Management Group First Partnership and others, dated
                           July 24, 1997 (incorporated by reference to the
                           Company's Quarterly Report on Form 10-Q for the
                           quarter ended June 30, 1997).

    2.1           -        Amendment No. 1 to Asset Purchase Agreement dated
                           September 30, 1997 (incorporated by reference to
                           Exhibit 2.2 to the Company's Current Report on Form
                           8-K filed October 16, 1997).

    3.1           -        Certificate of Incorporation of the Registrant
                           (incorporated by reference to Exhibit 3.1 to the
                           Company's Registration Statement No.33-76150 on Form
                           S-1).

    3.2           -        Bylaws of the Company (incorporated by reference to
                           Exhibit 3.2 to the Company's Registration Statement
                           No. 33-76150 on Form S-1).

    3.3           -        Amendment to Certificate of Incorporation dated
                           March 23, 1995 (incorporated by reference to Exhibit
                           A of Exhibit 1 to Form 8-A filed March 30, 1995).

    4.1           -        Form of Common Stock Certificate (incorporated by
                           reference to Exhibit 4 to the Company's Registration
                           Statement No. 33-76150 on Form S-1).

    4.2           -        Rights Agreement dated March 13, 1995, between the
                           Company and Third National Bank in Nashville
                           (incorporated by reference to Exhibit 1 to the Company's
                           Current Report on Form 8-K dated March 13, 1995).

    4.3           -        Summary of Shareholder Rights Plan adopted March 13,
                           1995 (incorporated by reference to Exhibit B of
                           Exhibit 1 to Form 8-A filed March 30, 1995).

    4.4           -        Rights Agreement of Advocat Inc. dated March 23,
                           1995 (incorporated by reference to Exhibit 1 to
                           Form 8-A filed March 30, 1995).

    27            -        Financial Data Schedule (for SEC use only).
