Form 10-K405
period 1997-12-31
ADVOCAT INC
filed 1998-03-31
CIK 919956

                                    FORM 10-K
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                          -----------------
         OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF
    1934 [NO FEE REQUIRED]
FOR THE TRANSITION PERIOD FROM ______ TO _____.

                         COMMISSION FILE NUMBER 1-12996
                                  ADVOCAT INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                             62-1559667
          --------                                             ----------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

   277 MALLORY STATION ROAD, SUITE 130, FRANKLIN, TN             37067
  --------------------------------------------------          -----------
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (615)771-7575

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        NAME OF EACH EXCHANGE ON
           TITLE OF EACH CLASS                               WHICH REGISTERED
           -------------------                          ------------------------
COMMON STOCK, PAR VALUE $0.01 PER SHARE                 NEW YORK STOCK EXCHANGE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                      NONE.

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO THE
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X    NO
                                              ---      ---

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

THE AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES ON MARCH 23, 1998 (BASED ON THE CLOSING PRICE OF SUCH SHARES ON THE NEW YORK STOCK EXCHANGE) WAS $25,179,807. FOR PURPOSES OF THE FOREGOING CALCULATION ONLY, ALL DIRECTORS, NAMED EXECUTIVE OFFICERS AND PERSONS KNOWN TO THE REGISTRANT TO BE HOLDERS OF 5% OR MORE OF THE REGISTRANT'S COMMON STOCK HAVE BEEN DEEMED AFFILIATES OF THE REGISTRANT.

ON MARCH 23, 1998, 5,376,946 SHARES OF THE REGISTRANT'S $0.01 PAR VALUE COMMON STOCK WERE OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE:

THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE INTO PART III, ITEMS 10, 11, 12, AND 13 OF THIS FORM 10-K: THE REGISTRANT'S DEFINITIVE PROXY MATERIALS FOR ITS 1998 ANNUAL MEETING OF STOCKHOLDERS.

                                     PART I
ITEM 1.   BUSINESS

FORWARD-LOOKING STATEMENTS.

Certain statements made by or on behalf of Advocat Inc. (together with its subsidiaries, "Advocat" or the "Company"), including those contained in this Annual Report on Form 10-K and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties, including, but not limited to, changes in governmental reimbursement, government regulation and health care reforms, ability to execute on the Company's acquisition program, both in finding suitable acquisitions and financing therefor, changing economic and market conditions, and others. Actual results may differ materially from that expressed or implied in such forward-looking statements. The Company hereby makes reference to items set forth under the heading "Risk Factors" in the Company's Registration Statement on Form S-1, as amended (Registration No. 33-76150). Such cautionary statements identify important factors that could cause the Company's actual results to materially differ from those projected in forward-looking statements.

INTRODUCTORY SUMMARY.

The Company provides long-term care services to nursing home patients and residents of assisted living facilities in 11 southeastern states and two Canadian provinces. The Company completed its initial public offering in May 1994, however, its operational history can be traced to February 1980 through common senior management who were involved in different organizational structures.

The Company's objective is to become the leading provider of health care and related services to the elderly in the communities in which it operates. Advocat will continue to implement its operating strategy of (i) providing a broad range of cost-effective senior care services; (ii) forming strategic alliances with other health care providers to expand the Company's continuum of care; (iii) clustering its operations on a regional basis; and (iv) targeting non-urban markets, which management believes are underserved by long-term care providers. Key elements of the Company's growth strategy are to increase revenue and profitability at existing facilities, make selective acquisitions of nursing homes and assisted living facilities generally located in smaller rural and secondary markets in the southeast United States and in Canada, pursue additional management opportunities and continue to offer current or expanded ancillary services at its facilities.

The Company's principal executive offices are located at 277 Mallory Station Road, Suite 130, Franklin, Tennessee 37067. The Company's telephone number at that address is (615) 771-7575, and its facsimile number is (615) 771-7409.

MATERIAL CORPORATE DEVELOPMENTS.

Acquisitions and Related Indebtedness

Effective October 1, 1997, the Company completed the acquisition or lease of 29 assisted living facilities from members or affiliates of Pierce Management Group ("Pierce"). The Company purchased 15 facilities with 1,093 units and entered into leases on the remaining 14 facilities with 1,209 units. All of the Pierce facilities are located in North Carolina. The aggregate purchase price was approximately $34,148,000, which includes related costs of the acquisition.

To fund the Pierce acquisition, the Company issued $34,100,000 in new debt. The debt issued in connection with the Pierce acquisition is a promissory note, which is payable to two banks and is unsecured. However, the Company has agreed not to pledge or otherwise encumber the assets acquired in the Pierce acquisition or issue other debt without the banks' approval. The promissory note bears floating interest in relation to the London Interbank Offered Rate ("LIBOR") and has a balloon maturity in January 1999.

The Company has a commitment of up to $30,000,000 of long-term financing under which the Company may borrow and pledge the assets acquired in the Pierce acquisition as collateral. Loans are available at up to 80% of the value of the pledged assets. Interest, which would be at LIBOR plus a defined spread, would be determined based upon the length of term selected (3, 10, or 20 years) and the loan-to-value ratio. This commitment is available through November 1999. However, the Company may not draw upon this commitment so long as the $34,100,000 promissory note remains outstanding.

In addition, the Company acquired two Canadian assisted living facilities on October 1, 1997. Immediately prior to the acquisitions, the Company had managed these facilities, which total 125 units, during receivership proceedings. The combined purchase price was approximately $2,317,000 ($3,200,000 Canadian), which was funded by internal sources and the issuance by the Company's principal Canadian lender of 10-year term loans totaling $2,029,000 ($2,800,000 Canadian).

Regulatory Issues

The Company's 1997 operating results were profoundly affected by regulatory issues in the State of Alabama. During the summer, the Company received separate notifications from the State that, as a result of certain deficiencies noted upon periodic surveys of its two facilities in Mobile, the facilities would be decertified from participation in the Medicare and Medicaid programs and that licensure revocation could be pursued. The Company appealed the proceedings, noting that none of the deficiencies were life-threatening, that the deficiencies noted did not warrant the penalty imposed and that in the case of one of the facilities, it was JCAHO accredited. The appeals were denied by the State agency, and as a result, the facilities were decertified for 69 and 91 days, respectively, before resurveys found them to be in compliance. Both of the facilities have been recertified for participation in the Medicare and Medicaid programs. The Company expects the Alabama operations to return to normal levels during the latter half of 1998. However, there can be no assurance that either of the facilities will return to the census and profitability levels experienced prior to the decertifications.

In both cases, the State has stayed its proceedings to license revocation, agreeing that the Company responded favorably toward the resolution of all issues. Management believes that the aggressive measures taken by the State were not warranted, particularly when the regulations prescribe a continuum of intermediate penalties to be imposed before decertification. The Company has aggressively pursued improved communications with the State and has reached agreement with the State on methods of improved operations. The Company's remaining five Alabama facilities have successfully passed their most recent annual licensure surveys.

The Company, in response to the regulatory problems at the two Mobile facilities, entered into a reorganization of its regional and facility management, conducted in-depth reviews of all seven of the Company's Alabama facilities, engaged nationally-recognized consultants to assist in achieving compliance and engaged local legal counsel familiar with the Alabama regulations and regulators. As a result of the lost revenues from the Medicare and Medicaid programs (including charity care provided to continuing patients who had been admitted under those programs), census declines and expenditures incurred in response to the survey issues (including fines and penalties), the Company experienced an estimated negative impact on 1997 earnings of approximately $2.3 million after taxes, or approximately $0.44 per share. The pre-tax impact of these events in the State of Alabama can be quantified as follows:

    - Lost revenue of $1.9 million of which more than $950,000 represented charity care for patients the Company elected not to discharge during the decertification period

    - Region-wide increases in staffing at all Alabama facilities with a cost of more than $700,000

    -   Direct costs relative to consultants, attorneys, and fines totaling
        $580,000

    -   Other related expenses of approximately $475,000

BUSINESS.

Advocat provides a broad range of long-term care services to the elderly including assisted living, skilled nursing and ancillary health care services. As of December 31, 1997, Advocat's portfolio includes 116 facilities composed of 65 nursing homes containing 7,341 licensed beds and 51 assisted living facilities containing 4,748 units. In comparison, at December 31, 1996, the Company operated 87 facilities composed of 65 nursing homes containing, 7,399 licensed beds and 22 assisted living facilities containing 2,509 units. The Company owns seven nursing homes, leases 37 others and manages the remaining 21 nursing homes. The Company owns 18 assisted living facilities, leases 22 others and manages the remaining 11 assisted living facilities. In the United States, the Company operates 52 nursing homes and 33 assisted living facilities, and in Canada, the Company operates 13 nursing homes and 18 assisted living facilities.

The Company's facilities provide a range of health care services to their residents. In addition to the nursing and social services usually provided in long-term care facilities, the Company offers a variety of rehabilitative, nutritional, respiratory, and other specialized ancillary services. The Company operates facilities in Alabama, Arkansas, Florida, Georgia, Kentucky, North Carolina, Ohio, South Carolina, Tennessee, Texas, West Virginia, and the Canadian provinces of Ontario and British Columbia.

The Company, in its role as owner, lessee, or manager, is responsible for the day-to-day operation of all operated facilities. These responsibilities include recruiting, hiring, and training all nursing and other personnel, and providing resident care, nutrition services, marketing, quality improvement, accounting, and data processing services for each facility. The lease agreements pertaining to the Company's 59 leased facilities are, in all but two cases, "triple net" leases, requiring the Company to maintain the premises, pay taxes and pay for all utilities. The leases typically provide for an initial term of 10 to 15 years with renewal options up to 10 years. The average remaining term of the Company's lease agreements, including renewal options, is approximately 15 years.

As compensation for providing management services, the Company earns a management fee, which in 1997 averaged approximately 5% of the facilities' net patient revenues. Of the Company's 32 management agreements, 14 have more than five years remaining on their current terms, 10 have between two and four years remaining on their current terms, and eight are month-to-month arrangements or have a current term expiring within one year, with an average current maturity of approximately five years.

INDUSTRY BACKGROUND

The long-term care industry encompasses a broad range of accommodations and health care and related services that are provided primarily to the elderly. As the need for assistance increases, the elderly can benefit from an assisted living facility, where nutritional, housekeeping and modest nursing or medical needs can be met. For those elderly in need of specialized support, rehabilitative, nutritional, respiratory or other treatments, nursing home health care is often required. The Company, through its assisted living facilities and nursing homes, is actively involved in the continuum of care and believes that it has, through its history of operating such facilities, developed the expertise required to serve the varied needs of its elderly residents.

During 1997, the Federal government enacted the Balanced Budget Act of 1997 ("BBA"), which contains numerous Medicare and Medicaid cost-saving measures. The BBA requires that nursing homes transition to a prospective payment system under the Medicare program during a three year "transition period," commencing with the first cost reporting period beginning on or after July 1, 1998. The BBA also contains certain measures that could lead to future reductions in Medicare therapy cost reimbursement and Medicaid payment rates. Given the recent enactment of the BBA, the Company is unable to predict the ultimate impact of the BBA on its future operations. However, any reductions in government spending for long-term health care could have an adverse effect on the opening results and cash flows of the Company. See "Item 1 - Government Regulation and Reimbursement."

While the ultimate impact of the BBA is presently unknown, management believes there are a number of significant trends that will support the continued growth of the assisted living and nursing home segments of the long-term care industry, including:

        Demographic trends. The primary market for the Company's long-term health care services is comprised of persons aged 75 and older. This age group is one of the fastest growing segments of the United States population. According to United States Census Bureau information, this population segment will increase approximately 28% over the next 20 years. The population of seniors aged 85 and over is expected to increase approximately 68% over the next 20 years. As the number of persons aged 75 and over continues to grow, the Company believes that there will be corresponding increases in the number of persons who need skilled nursing care or who want to reside in an assisted living facility for assistance with activities of daily living. According to the United States General Accounting Office, there are approximately 6.5 million people aged 65 and older in the United States who needed assistance with daily activities, and the number of people needing such assistance is expected to double by the year 2020.

        Cost containment pressures. In response to rapidly rising health care costs, governmental and other third-party payors have adopted cost-containment measures to reduce admissions and encourage reduced lengths of stays in hospitals and other acute care settings. The federal government had previously acted to curtail increases in health care costs under Medicare by limiting acute care hospital reimbursement for specific services to pre-established fixed amounts. Other third-party payors have begun to limit reimbursement for medical services in general to predetermined reasonable charges, and managed care organizations (such as health maintenance organizations) are attempting to limit hospitalization costs by negotiating for discounted rates for hospital and acute care services and by monitoring and reducing hospital use. In response, hospitals are discharging patients earlier and referring elderly patients, who may be too sick or frail to manage their lives without assistance, to nursing homes and assisted living facilities where the cost of providing care is typically lower than hospital care. In addition, third-party payors are increasingly becoming involved in determining the appropriate health care settings for their insureds or clients based primarily on cost and quality of care.

        Industry consolidation. Although the long-term care market continues to be extremely fragmented, consolidations have occurred recently within the industry, driven in part by opportunities to leverage corporate overhead, expand into new markets or to enhance development pipelines through strategic acquisitions, with some companies attempting to achieve a critical mass and market concentration in order to provide leverage in dealing with managed-care companies that provide medical insurance for the elderly. Competitors of the Company desiring to provide more comprehensive care for the elderly are diversifying into home health care, rehabilitation, adult day care and assisted living services to provide the senior population with some measure of independence but with support for activities of daily living, often achieving this diversification through acquisitions of existing providers.

        Limited supply of facilities. Because of the aging of the population and limitations on the granting of Certificates of Need ("CONs") for new skilled nursing facilities, management believes that there will be a continuing demand for skilled nursing beds in the markets in which the Company competes. A majority of states in the United States have adopted CON or similar statutes generally requiring that, prior to the addition of new beds, the addition of new services, or the making of certain capital expenditures, a state agency must determine that a need exists for the new beds or the proposed activities. The Company believes that this CON process tends to restrict the supply and availability of licensed nursing facility beds. High construction costs, limitations on government reimbursement for the full costs of construction, and start-up expenses also act to constrain growth in the supply of such facilities. At the same time, nursing facility operators are continuing to focus on improving occupancy and expanding services to subacute patients requiring significantly higher levels of nursing care. As a result, the Company believes that there has been a decrease in the number of skilled nursing beds available to patients with lower acuity levels, as opposed to patients with physical or more acute disabilities, and that this trend should increase the demand for the Company's assisted living facilities. Management also believes there is currently a limited supply of assisted living units relative to the growing need for assisted living services in rural and secondary markets. Although states generally do not require CONs for assisted living facilities, some states may impose additional limitations on the supply of facilities. For example, North Carolina has imposed a moratorium on the addition of new beds unless the vacancy rate of the county is less than 15.0%.

        Reduced Reliance on Family Care. Historically, the family has been the primary provider of care for seniors. Management of the Company believes that the increase in the percentage of women in the work force, the reduction of average family size, and the increased mobility in society will reduce the role of the family as the traditional care-giver for aging parents. Management believes that this trend will make it necessary for many seniors to look outside the family for assistance as they age.


NURSING HOME AND ASSISTED LIVING FACILITY SERVICES

Operations. The Company currently operates 65 nursing homes with 7,341 licensed beds and 51 assisted living facilities with 4,748 units as set forth below:

                                                                  U.S.                                Canada
                                                     --------------------------------      ------------------------------
                                                     Facilities         Licensed Beds      Facilities       Licensed Beds
                                                     ----------         -------------      ----------       -------------
            Nursing Homes:
                Owned...............................      5                 562                2                 144
                Leased(1)...........................     37               4,158                0                   0
                Managed.............................     10                 867               11               1,610
                                                         --               -----               --               -----
                         Total......................     52               5,587               13               1,754
                                                         ==               =====               ==               =====

                                                     Facilities           Units            Facilities          Units
                                                     ----------           -----            ----------          -----
            Assisted Living Facilities(2):
                Owned...............................     15               1,110                3                 218
                Leased..............................     17               1,328                5                 458
                Managed.............................      1                  56               10               1,578
                                                         --               -----               --               -----
                         Total .....................     33               2,494               18               2,254
                                                         ==               =====               ==               =====


------------
     (1) Includes four nursing homes that the Company currently manages for net profits under an interim agreement pending completion of a formal lease.
     (2) Facilities that provide both nursing care and assisted living services are counted as nursing homes although their units are counted as assisted living units. There are three such facilities in the United States and one in Canada. Also includes four facilities under development: two owned with 139 units, one leased with 56 units and one to be managed with 110 units.

For the year ended December 31, 1997, the Company's net patient and resident revenues were $178.2 million, or 97.8% of total net revenues. For the year ended December 31, 1997, the Company's net revenues from the provision of management services were $3.9 million, or 2.1% of the total net revenues. This management fee revenue represented approximately 5% of the $75.0 million net revenues earned by the owners or operators of the facilities under management. See Note 14 of the Company's Consolidated Financial Statements for more information on the Company's geographic operations.

Nursing Home Services. The nursing homes operated by the Company provide basic health care services, including room and board, nutrition services, recreational therapy, social services, housekeeping and laundry services and nursing services. In addition, the nursing homes dispense medications and otherwise follow care plans prescribed by the patients' physicians. In an effort to attract patients with more complex health care needs, the Company also provides for the delivery of ancillary medical services at the nursing homes it operates. These specialty services include rehabilitation therapy services, such as speech pathology, audiology, and occupational, hospital-based respiratory, and physical therapies, which are provided through licensed therapists and registered nurses, and the provision of medical supplies, nutritional support, infusion therapies, and related clinical services. The Company has historically contracted with third parties for a fee to assist in the provision of various ancillary services to the Company's patients. The Company has an ancillary service supply business through which it provides medical supplies and enteral nutritional support services directly to patients. The provision of ancillary services increased dramatically from 1994 through 1996 as the Company's population of Medicare patients increased. In 1997, the Company began expanding its sales of supplies directly to the public and independent long-term care operators. In 1998, the Company began selling enteral nutritional products in the rural communities in which its facilities are located. The Company continues to explore opportunities to broaden its ancillary services. The Company's nursing homes range in size from 39 to 247 licensed beds.

In late 1996, the Company entered into a relationship with Prism, a diversified health care company that specializes in the provision of comprehensive post-acute health care services. Prism provides comprehensive rehabilitation programs (physical, speech and occupational therapies) in the Company's United States nursing facilities (concentrating in one vendor services that had previously been dispersed among several). Through joint studies and development projects, the Company and Prism are actively exploring ways to expand their services to alternative markets. It is anticipated that these efforts could include services to elderly clients in assisted living, home health care, speciality unit care, or outpatient rehabilitation settings and could include such services as traditional rehabilitation, fitness programs, medical alert services, equipment rental, adult day care, home health care, or specialized recreational programs.

Assisted Living Facility Services. Services and accommodations at assisted living facilities include central dining facilities, recreational areas, social programs, housekeeping, laundry and maintenance service, emergency call systems, special features for handicapped persons and transportation to shopping and special events. The Company believes that assisted living services will continue to increase as an attractive alternative to nursing home care because a variety of supportive services and supervision can be obtained in a far more independent and less institutional setting. Generally, basic care and support services can be offered cheaper in an assisted living facility than either in a nursing home or through home health care assistance. On average, the Company provides 30 to 60 minutes of nursing care per resident per day in its Canadian assisted living facilities. The Company believes that the availability of health care services is an additional factor that makes assisted living an attractive alternative in Canada. The Company's assisted living facilities range in size from 12 to 295 units.

OPERATING AND GROWTH STRATEGY

The Company's objective is to become the leading provider of health care and related services to the elderly in the communities in which it operates. The Company intends to achieve this objective by seeking to:

         Provide a Broad Range of Cost-Effective Services. The Company's objective is to provide a variety of services in a broad continuum of care which will meet the ever changing needs of the elderly. The Company's expanded service offering currently includes assisted living, skilled nursing, comprehensive rehabilitation services and medical supply and nutritional support services. In addition, the Company expects to add new services as appropriate including adult day care, medical equipment rental, home health care and specialized recreational programs. By addressing varying levels of acuity, the Company is able to meet the needs of the elderly population it serves for a longer period of time and can establish a reputation as the provider of choice in a particular market. Furthermore, the Company believes it is able to deliver quality services cost-effectively, thereby expanding the elderly population base that can benefit from the Company's services, including those not otherwise able to afford private-pay assisted living services.

         Form Strategic Alliances or Joint Ventures with Other Health Care Providers. Through strategic alliances or joint ventures with other health care providers, the Company is able to offer additional services to its customers in a cost-effective, specialized manner. By entering into such agreements for services such as rehabilitation, the Company believes that it can continue to leverage the expertise of other providers in order to expand its continuum of care on a cost-effective basis. In March 1998, the Company entered into a joint venture to provide institutional pharmacy services with NCS HealthCare, a leading long-term care pharmacy services company. The Company expects to expand into other service areas as appropriate by establishing additional strategic alliances or joint ventures in the future.

         Cluster Operations on a Regional Basis. The Company has developed regional concentrations of operations in order to achieve operating efficiencies, generate economies of scale and capitalize on marketing opportunities created by having multiple operations in a regional market area.

         Target Non-Urban Underserved Markets. The Company believes there is significant opportunity to enter non-urban markets, which are underserved by senior care providers. The Company believes it can quickly and effectively establish a presence as the leading provider of health care and related services for the elderly in these markets as they typically have less competition and more unsatisfied demand for the services the Company provides.

The key elements of the Company's growth strategy are to:

         Increase Revenues and Profitability at Existing Facilities. The Company's strategy includes increasing facility revenues and profitability levels through increasing occupancy levels and improving payor mix, containing costs and protecting or expanding ancillary services. The Company directs its marketing efforts locally in order to promote higher occupancy levels and improved payor and case mixes at its nursing homes and assisted living facilities.

         Make Selective Acquisitions. The Company's senior management will continue to evaluate selected acquisitions through either the lease or purchase of additional nursing homes and assisted living facilities, concentrating on rural and secondary markets in the southeast United States and Canada. Management believes that such markets are often underserved by long-term care facilities and offer lower labor costs. The Company's goal is to use its expertise in operating long-term care facilities to increase the occupancy rates and lower the costs of these acquired facilities. In addition, where market conditions permit, the Company intends to expand the operations of acquired facilities by offering more services, in an effort to increase their profitability.

         The Company may also, from time to time, acquire the operations of other health care providers in order to expand the range of services it can offer as well as to increase the Company's presence in a particular market area. For example, the Pierce acquisition significantly expands the experience and scope of the assisted living component of the Company's business in the United States. The Company expects to extend this experience to certain of its existing markets, thereby broadening the range of services it provides in each of the market areas it serves. In addition, the Pierce acquisition substantially increases the density of the Company's operations in the Southeast, which should enable the Company to achieve economies of scale, operating efficiencies and increased name awareness.

         Pursue Additional Opportunities for Management Agreements. Management believes that the Company can attract additional management agreements. Further, it is management's belief that the Company is a recognized provider of quality care and has established financial and operational control systems, extensive reimbursement expertise, and access to purchasing economies. The Company has the ability to provide an array of services ranging from total operational management for passive investors in nursing homes and assisted living facilities to the provision of unbundled consulting services. In certain cases, the Company has the opportunity to share in the profits of a managed facility and/or has a right of first refusal or an option to purchase the managed facility.

         Expand Ancillary Services. The Company continues to develop strategic alliances with leading health care providers to offer a broad range of long-term care services to residents of the Company's facilities. Through its arrangement with Prism, comprehensive rehabilitation programs (physical, speech and occupational therapies) will be available in all of the Company's United States nursing homes. Management of the Company is exploring other opportunities to expand into a broad range of senior care services. The Company owns a supply business through which it provides medical supplies and enteral nutritional support services directly to patients and is expanding its sales of supplies directly to the public and independent long-term care operators.

The Company has established a task force to address the impact of the BBA. As they become known, the task force will evaluate changes in the funding environment for long-term care. The Company will attempt to maximize the revenues available to it from governmental sources within the changes that occur under the BBA.

MARKETING

The Company's corporate sales and marketing efforts are designed to acquire additional leased facilities and additional management contracts through exhibiting at state and provincial long-term care conventions and through relationships with bankers, receivers, business brokers and industry consultants. At a local level, the Company's sales and marketing efforts are designed to promote higher occupancy levels and optimal payor mix. Management believes that the long-term care industry is fundamentally a local industry in which both patients and residents and the referral sources for them are based in the immediate geographic area in which the facility is located. The Company's marketing plan emphasizes the role and performance of the administrator and social services director of each nursing home and the administrator of each assisted living facility, all of whom are responsible for contacting various referral sources such as doctors, hospitals, hospital discharge planners, churches, and various community organizations. Administrators are evaluated based on their ability to meet specific goals and performance standards that are tied to compensation incentives. The Company's regional managers and corporate staff assist local marketing personnel and administrators in establishing relationships and follow-up procedures with such referral sources. In addition to soliciting admissions from these sources, management emphasizes involvement in community affairs in order to promote a public awareness of the Company's nursing homes and assisted living facilities and their services. The Company also promotes effective customer relations and seeks feedback through family and employee surveys.

The Company has an internally-developed marketing program that focuses on the identification and provision of services needed by the community. The program assists each facility administrator in analysis of local demographics and competition with a view toward complementary service development. The Company believes that the primary referral area in the long-term care industry generally lies within a five-to-fifteen-mile radius of each facility depending on population density; consequently, local marketing efforts are more beneficial than broad-based advertising techniques.

DESCRIPTION OF MANAGEMENT SERVICES AND AGREEMENTS

Of the Company's 116 facilities, 32 are operated as managed facilities, where the Company's responsibilities include recruiting, hiring and training all nursing and other personnel, and providing quality assurance, resident care, nutrition services, marketing, accounting and data processing services. Services performed at the corporate level include group contract purchasing, employee training and development, quality assurance oversight, human resource management, assistance in obtaining third-party reimbursement, financial and accounting functions, policy and procedure development, system design and development and marketing support. The Company's financial reporting system monitors certain key data for each managed facility, such as payroll, admissions and discharges, cash collections, net patient care revenues, rental revenues, staffing trend analysis and measurement of operational data on a per patient basis.

The Company's management fee is subordinated to debt payments at 18 facilities. The Company has a right of first refusal or option to purchase one facility, participates in profits over its base management fee at 16 facilities and is obligated to provide cash flow support at eight facilities. The Company receives a base management fee for the management of long-term care facilities ranging generally from 3.5% to 6.0% of the net revenues of each facility. Other than certain corporate and regional overhead costs, the services provided at the facility are the facility owner's expense. The facility owner also is obligated to pay for all required capital expenditures. The Company generally is not required to advance funds to the owner. However, with respect to one management agreement covering two facilities, the Company has advanced approximately $1.5 million; this advance carries 8.0% interest and is being repaid over the remaining life of the management agreement. Additionally, the Company guarantees the cash flow of a second limited partnership that the Company manages. See Notes 6 and 15 of the Company's Consolidated Financial Statements for more information on these advances.

Of the Company's 32 management contracts, four are contracts to manage facilities during Canadian receivership or insolvency proceedings. Although these contracts are generally month-to-month, it has been the Company's experience that the duration of a receivership or insolvency management appointment typically ranges from six to twenty-four months. The number of such management appointments fluctuates as troubled facilities are added or are removed due to the disposition of the property by the receiver or owner. These four management contracts are for a base fee with no profit participation, no subordination to debt, no purchase options and no guarantees of debt.

Based upon the initial term and any renewal terms over which the Company holds the option, the remaining 28 contracts expire in the following years:


                                                                    NUMBER OF FACILITIES          1997
                                                                    --------------------       MANAGEMENT
                  YEAR                                              U.S.            CANADA     FEES (000'S)
                  ----                                              ----            ------     ------------

                  1998........................................       1                 3        $ 281,000
                  1999........................................       0                 3          252,000
                  2000........................................       0                 1          142,000
                  2001........................................       6                 0               -0-(1)
                  2004........................................      --                 8        1,297,000
                  2005........................................      --                 2          517,000
                  2015........................................       4                --        1,078,000
                                                                    --                --
                           Total..............................      11                17
                                                                    ==                ==

-----------
(1) The operations of the six facilities of Texas Diversicare Limited Partnership ("TDLP") are included in the Company's consolidated operations. Accordingly, no management fees are recognized with respect to TDLP. See
     Note 6 of the Company's Consolidated Financial Statements for more information with respect to the Company's relationship with TDLP.

The Company currently anticipates that, except for the receivership or insolvency agreements, most of the management agreements coming due for renewal through 2001 will be renewed. However, there can be no assurance that any of such agreements will be renewed.

The following table summarizes the Company's net revenues derived from management services and the net revenues of the managed facilities during the years indicated (in thousands):

                                                                           YEAR ENDED DECEMBER 31,
                                                                -----------------------------------------
                                                                  1997             1996             1995
                                                                -------          -------           ------

    Management Fees(1)                                          $ 3,886          $ 3,652           $ 3,618
                                                                =======          =======           =======

    Net Revenues of Managed Facilities                          $75,043          $72,076           $75,359
                                                                =======          =======           =======

    Management Fees as a Percentage
       of Net Facility Revenues                                    5.2%             5.1%              4.8%
                                                                  ====             ====              ====

----------
(1) 1996 amount is net of $0.5 million in non-recurring consulting fees.


DESCRIPTION OF LEASE AGREEMENTS

The Company leases 59 nursing homes and assisted living facilities, of which 30 are leased from Omega Healthcare Investors, Inc. ("Omega") (a real estate investment trust), 11 are leased from Counsel Corporation ("Counsel") (which owned or controlled the Company's predecessor operations), 13 are leased from members or affiliates of Pierce and five are leased from others. All but two of the Company's leases are "triple-net," requiring the Company to maintain the premises, pay taxes, and pay for all utilities. The Company typically grants its lessor a security interest in the Company's personal property located at each leased facility to secure the Company's performance under the lease. The leases contain customary default and covenant provisions, generally requiring the Company to maintain a minimum net worth, expend specified sums per bed for capital expenditures, maintain certain financial and coverage ratios and prohibit the Company from operating any additional facilities within a certain radius of each leased facility. In addition, the Company is generally required to maintain comprehensive insurance covering the facilities it leases as well as personal and real property damage insurance and professional malpractice insurance. In all cases where mortgage indebtedness exists with respect to a leased facility, the Company's interest in the premises is subordinated to that of the lessor's mortgage lenders.

Omega Leases. The Company has a master lease with Omega covering 21 facilities (the "Master Lease"), which provides for an initial term of ten years through August 2002 and allows the Company one ten-year renewal option. The Master Lease provides for annual increases in the rent based upon inflation or a percentage of the increase in the net revenues of the facilities, whichever results in the greater increase in rent, up to a maximum increase equal to 5.0% of the prior year's rent. The Company entered into new agreements with Omega in 1994 with respect to ten facilities (one of which was closed in April 1997). The Company currently leases five of these facilities from Omega pursuant to a new master lease agreement (the "1994 Omega Lease"). Pending the completion of a formal lease, the remaining four facilities are managed by the Company pursuant to an interim management agreement under which the Company is entitled to the net profits of the facility. The Company classifies all four of these facilities as leased facilities. The 1994 Omega Lease provides for an initial term of ten years and provides the Company two five-year renewal options. The rent with respect to these facilities is subject to increases under a formula similar to that of the Master Lease up to a maximum increase of 3.9% of the prior year's rent. During the year ended December 31, 1997, the patient and resident revenues from the Omega leased facilities were approximately $90.7 million. A default with respect to any one facility would constitute a default with respect to all the facilities covered by the Master Lease or the 1994 Omega Lease, as applicable.

Counsel Leases. The Company leases five facilities from Counsel with an initial term of five years through April 1999 and one five-year renewal option. The Company leases three additional facilities from Counsel with an initial term of ten years through April 2004 and one ten-year renewal option. With respect to these eight facilities, the Company has the right of first refusal and a purchase option at the end of the respective lease terms. Additionally, the rent is fixed throughout the initial terms. The Company leases three additional facilities from Counsel with a lease term through August 2002. These facilities are subject to a participating mortgage from Counsel in favor of Omega. At the end of the lease term, the Company has the right to purchase these facilities. In addition, the Company can require Counsel to transfer these facilities to Omega, at which time the Company has the right to lease these facilities from Omega in accordance with the terms of the Master Lease. Rent increases with respect to these three facilities are calculated under the same terms as applicable in the Omega Master Lease. During the year ended December 31, 1997, the patient and resident revenues from the Counsel leased facilities were approximately $27.7 million. The Counsel leases provide that a default under any one of the leases constitutes a default under all of the leases.

Pierce Leases. Effective October 1, 1997, the Company acquired leases with respect to 14 facilities as part of the Pierce transaction. Of these leases, 12 are with the former principal owners of Pierce and have an initial term of 15 years and two five-year renewal options. Beginning at the third anniversary, annual rent increases are to be applied equal to the rate of inflation up to a maximum of 3.0%. Beginning at the fifth anniversary, the Company has a right to purchase all twelve facilities as a group for their fair market value. The remaining two leases are subleases that expire in 2017 and 1998. With respect to the latter sublease, the Company and the sublessor have agreed in principal to a direct lease with a five-year term beginning concurrent with the expiration of the sublease. The Company has no purchase option with respect to either sublease. During the period beginning with the acquisition on October 1, 1997 and ending December 31, 1997, the resident revenues from the Pierce leased facilities were approximately $3.4 million.

FACILITIES.

The following table summarizes certain information with respect to the nursing homes and assisted living facilities owned, leased and managed by the Company as of December 31, 1997:

                                                                                              Assisted Living
                                                                Nursing Homes                     Centers
                                                          -------------------------       ------------------------
                                                          Number      Licensed Beds       Number(1)          Units
                                                          ------      -------------       ---------          -----
                 OPERATING LOCATIONS:
                     Alabama.........................        7              862               --               52
                     Arkansas........................       13            1,411                2               24
                     Florida ........................        8              800               --               --
                     Kentucky(2) ....................        6              474               --                4
                     North Carolina .................       --               --               27            2,163
                     Ohio............................        1              151               --               --
                     South Carolina .................       --               --                1               56
                     Tennessee.......................        5              617               --               --
                     Texas...........................       10            1,092               --               --
                     West Virginia(2) ...............        2              180               --               --
                     Ontario.........................       13            1,754               14            1,684
                     British Columbia ...............       --               --                3              460
                                                         -----            -----            -----            -----
                                                            65            7,341               47            4,443
                 LOCATIONS UNDER DEVELOPMENT:
                     Georgia ........................       --               --                1               56
                     North Carolina .................       --               --                2              139
                     British Columbia ...............       --               --                1              110
                                                         -----            -----            -----            -----
                              Total .................       65            7,341               51            4,748
                                                         =====            =====            =====            =====

                 CLASSIFICATION:
                     Owned ..........................        7              706               18            1,328
                     Leased(2) ......................       37            4,158               22            1,786
                     Managed ........................       21            2,477               11            1,634
                                                         -----            -----            -----            -----
                              Total .................       65            7,341               51            4,748
                                                         =====            =====            =====            =====

----------
     (1) Facilities that provide both nursing care and assisted living services are counted as nursing homes. There are two such facilities in Alabama, one in Kentucky and one in Canada.
     (2) The Company manages two of the facilities in Kentucky and two of the facilities in West Virginia for net profits under an interim agreement pending completion of formal leases. All four of these facilities are classified as leased facilities.

The following table summarizes more detailed information regarding the nursing homes and assisted living facilities owned, leased, or managed by the Company as of December 31, 1997:


NURSING HOMES:

                                                                                                                  AVERAGE
                                                                                                             OCCUPANCY RATES(1)
                                                                               LICENSED                     FOR THE YEAR ENDED
                                                                                NURSING    OWNED(O)            DECEMBER 31,
                                                                                 HOME      LEASED(L)    --------------------------
                  FACILITY NAME                              LOCATION            BEDS     MANAGED(M)    1997       1996       1995
                  -------------                              --------            ----     ----------    ----       ----       ----
ALABAMA
         Dauphin Health Care Facility.......................Mobile               151         L           89.3%      95.9%      95.2%
         Westside Health Care Center........................Huntsville           129         L           91.9       94.4       95.0
         Lynwood Nursing Home...............................Mobile               127         L           76.8       92.8       96.4
         Canterbury Health Care Facility ...................Phenix City          137         L           94.7       97.1       97.0
         Windsor House .....................................Huntsville           117         O           94.9       94.0       97.7
         Northside Health Care..............................Gadsden              115         L           94.3       97.5       97.0
         Hartford Health Care...............................Hartford              86         O(2)        95.3       99.7         --
                                                                                ----                     ----       ----       ----
                  Total - Alabama ..........................                     862                     90.7%      95.5%      96.3%
                                                                                ----                     ----       ----       ----

ARKANSAS
         Ouachita Nursing & Rehabilitation Center...........Camden               142         L           86.7%      85.0%      83.4%
         Pinedale Nursing & Rehabilitation Center...........Newport              130         O(2)        72.1       88.2         --
         Sheridan Nursing & Rehabilitation Center...........Sheridan             121         L           76.2       91.5       93.9
         Walnut Ridge Nursing & Rehabilitation Center.......Walnut Ridge         119         L           82.4       91.5       96.0
         Rich Mountain Nursing & Rehabilitation Center......Mena                 115         L           77.4       89.8       89.8
         Ash Flat Nursing & Rehabilitation Center...........Ash Flat             105         L           85.3       87.5       88.4
         Faulkner Nursing & Rehabilitation Center...........Conway               105         L           75.1       75.9       74.5
         Garland Nursing & Rehabilitation Center............Hot Springs          105         L           68.3       74.8       78.9
         Stillmeadow Nursing & Rehabilitation Center........Malvern              104         L           65.7       73.6       83.2
         Eureka Springs Nursing & Rehabilitation Center.....Eureka Springs       100         L           69.6       65.8       54.6
         Des Arc Nursing & Rehabilitation Center............Des Arc               98         L           58.1       61.6       66.1
         Pocahontas Nursing & Rehabilitation Center.........Pocahontas            97         L           94.6       95.8       98.3
         The Pines Nursing & Rehabilitation Center..........Hot Springs           70         L           92.8       83.1       87.0
                                                                               -----                     ----       ----       ----
                  Total - Arkansas..........................                   1,411                     77.1%      81.9%      82.9%
                                                                               -----                     ----       ----       ----


                                                                                                            AVERAGE
                                                                                                        OCCUPANCY RATES(1)
                                                                            LICENSED                    FOR THE YEAR ENDED
                                                                             NURSING    OWNED(O)             DECEMBER 31,
                                                                              HOME      LEASED(L)     ---------------------------
                  FACILITY NAME                             LOCATION          BEDS     MANAGED(M)     1997       1996        1995
                  -------------                             --------          ----     ----------     ----       ----        ----
FLORIDA
         Cedar Hills Nursing Center.......................Jacksonville        180         M           93.0%      93.1%       96.3%
         Leesburg Nursing Center..........................Leesburg            120         L(3)        82.6       85.7        91.5
         Southern Pines Nursing Center....................New Port Richey     120         M           92.8       96.0        93.8
         DeSoto Manor Nursing Home........................Arcadia             118         L(3)        85.7       90.0        90.5
         Hardee Manor Care Center.........................Wauchula             79         L(3)        93.3       96.2        97.3
         Golfcrest Nursing Home...........................Hollywood            67         M           91.8       91.1        93.7
         Good Samaritan Nursing Home......................St. Petersburg       60         O(4)        79.4       75.0        71.2
         Golfview Nursing Home............................St. Petersburg       56         M           82.2       83.0        86.1
                                                                             ----                     ----       ----        ----
                  Total - Florida ........................                    800                     88.5%      90.0%       91.6%
                                                                             ----                     ----       ----        ----


KENTUCKY
         Wurtland Health Care Center......................Wurtland            126         L           94.4%      93.1%       94.9%
         Carter Nursing & Rehabilitation Center...........Grayson             120         L           96.7       97.0        96.5
         Boyd Nursing & Rehabilitation Center.............Ashland              60         L(5)        96.0       71.0        (6)
         Elliott Nursing & Rehabilitation Center..........Sandy Hook           60         L(5)        90.8       (6)           --
         South Shore Nursing & Rehabilitation Center......South Shore          60         L           97.2       94.9        94.7
         West Liberty Nursing & Rehabilitation Center.....West Liberty         48         L           97.4       94.2        96.8
                                                                             ----                     ----       ----        ----
                  Total - Kentucky........................                    474                     95.4%      84.8%       93.0%
                                                                             ----                     ----       ----        ----


OHIO
         Best Care........................................Wheelersburg        151         L           94.6%      92.8%       94.1%
                                                                             ----                     ----       ----        ----

                                                                                                             AVERAGE
                                                                                                         OCCUPANCY RATES(1)
                                                                            LICENSED                     FOR THE YEAR ENDED
                                                                             NURSING    OWNED(O)             DECEMBER 31,
                                                                              HOME      LEASED(L)     ---------------------------
                  FACILITY NAME                             LOCATION          BEDS     MANAGED(M)     1997       1996        1995
                  -------------                             --------          ----     ----------     ----       ----        ----
TENNESSEE
         Martin Health Care...............................Martin               150        L(3)        69.0%       75.4%       85.1%
         Laurel Manor Health Care Facility................New Tazewell         134        L           96.9        98.4        97.0
         Mayfield Rehabilitation & Special Care Center....Smyrna               125        L           86.9        85.3        95.9
         Briarcliff Health Care Center....................Oak Ridge            120        L(3)        92.7        94.1        92.5
         Manor House of Dover.............................Dover                 88        L           97.4        98.4        99.0
                                                                              ----                    ----        ----        ----
                  Total - Tennessee......................                      617                    87.3%       89.3%       93.3%
                                                                              ----                    ----        ----        ----

TEXAS
         South Park Rehabilitation & Nursing Center.......Corpus Christi       189        L(3)        62.7%       66.1%       66.5%
         Aransas Pass Nursing & Rehabilitation Center.....Aransas Pass         170        L(3)        66.4        61.8        62.6
         Afton Oaks Nursing & Rehabilitation Center.......Houston              169        O(7)        87.5        87.4        88.5
         Hillside Nursing & Rehabilitation Center.........Beeville             120        L(3)        50.6        54.6        62.4
         Chisolm Trail Nursing & Rehabilitation Center....Lockhart             100        M(8)        68.2        80.6        74.8
         Yorktown Nursing & Rehabilitation Center.........Yorktown              92        M(8)        69.9        71.5        82.3
         Lampasas Nursing & Rehabilitation Center.........Lampasas              68        M(8)        68.6        84.9        92.6
         Refugio Nursing & Rehabilitation Center..........Refugio               64        M(8)        75.3        94.1        92.6
         Goliad Nursing & Rehabilitation Center...........Goliad                60        M(8)        66.4        83.2        79.4
         Hillcrest Manor Nursing & Rehabilitation Center..Luling                60        M(8)        94.7        89.9        94.9
                                                                             -----                    ----       -----        ----
                  Total - Texas...........................                   1,092                    70.0%       74.3%       74.4%
                                                                             -----                    ----       -----        ----


WEST VIRGINIA
         Boone Health Care Center.........................Danville             120        L(5)        75.4%      78.8%        75.8%
         Laurel Nursing & Rehabilitation Center...........Big Otter             60        L(5)        80.4        (6)           --
                                                                              ----                    ----       ----         ----
                  Total - West Virginia...................                     180                    77.1%      78.8%        75.8%
                                                                              ----                    ----       ----         ----

                                                                                                      AVERAGE
                                                                                                 OCCUPANCY RATES(1)
                                                                  LICENSED                       FOR THE YEAR ENDED
                                                                   NURSING    OWNED(O)               DECEMBER 31,
                                                                    HOME      LEASED(L)       ---------------------------
                  FACILITY NAME                   LOCATION          BEDS     MANAGED(M)       1997       1996        1995
                  -------------                   --------          ----     ----------       ----       ----        ----
ONTARIO, CANADA
         Chelsey Park Oxford.....................London              247         M             99.0%     99.6%        99.6%
         Chelsey Park............................Mississauga         237         M             97.8      98.0         98.3
         Rockcliffe Nursing Home.................Scarborough         204         M             98.1      99.4         99.5
         Cheltenham Nursing Home.................Willowdale          170         M             97.8      99.3         99.3
         Altamont Nursing Home...................West Hill           159         M             98.5      98.5         97.1
         Tullamore Nursing Home..................Brampton            159         M             99.0      99.0         98.9
         Chelsey Park............................Streetsville        118         M             99.5      99.8         99.7
         Tilbury Manor...........................Tilbury              85         O             83.2      94.0         83.0
         Oxford Regional Nursing Home............Ingersoll            80         M             99.9      99.9         99.9
         St. Demetrius...........................Weston              120         M             96.5      86.1          (9)
         Knollcrest..............................Milverton            77         M             94.6      95.4         95.7
         Hardy Terrace...........................Brampton             59         O(10)         97.6      85.8           --
         Green Gables Manor......................Stouffville          39         M(11)         94.3        --           --
                                                                   -----                       ----      ----         ----
                  Total - Ontario, Canada........                  1,754                       97.4%(12) 98.0%(12)    97.9%(12)
                                                                   -----                       ----      ----         ----

                  Total - 65 Nursing Homes.......                  7,341                       86.1%(12) 87.9%(12)    89.6%(12)
                                                                   =====                       ====      ====         ====

ASSISTED LIVING FACILITIES:


                                                                                                        AVERAGE
                                                                                                   OCCUPANCY RATES(1)
                                                                      ASSISTED                     FOR THE YEAR ENDED
                                                                       LIVING     OWNED(O)              DECEMBER 31,
                                                                       CENTER    LEASED(L)      ---------------------------
                  FACILITY NAME                       LOCATION          UNITS    MANAGED(M)      1997       1996        1995
                  -------------                       --------          ----     ----------      ----       ----        ----
NORTH CAROLINA
         Christian Care of Winston-Salem..............Winston-Salem        142      O            95.0%      --            --
         Heritage Retirement of Wilson................Wilson               142      O            81.8       --            --
         Christian Care - Henderson...................Henderson            129      L            64.9       --            --
         Heritage Retirement - Rocky Mount............Rocky Mount          126      L            99.2       --            --
         New Bern Rest Home...........................New Bern             120      L(3)         71.6       --            --
         Pinewood Manor...............................Ahoskie              100      L(3)         92.9       --            --
         Christian Care - New Bern....................New Bern              98      L(3)         93.4       --            --
         New River Country Center.....................Sparta                98      L(3)         57.7       --            --
         Edenton Prime Time...........................Edenton               94      L(3)         95.2       --            --
         Heritage Care of Clinton.....................Clinton               94      O            93.2       --            --
         Heritage Care - Elizabeth City...............Elizabeth City        94      L(3)         94.1       --            --
         Chatham Creek................................Cary                  80      O            78.0       --            --
         Jacksonville Care Center.....................Jacksonville          80      L(3)         94.0       --            --
         Christian Care of Smithfield #2..............Smithfield            79      O(13)         N/A       --            --
         Broman Rest Home.............................New Port              61      O            82.3       --            --
         Neilson's Rest Home..........................Carikuba Beach        61      O            92.0       --            --
         Cateret Care.................................Morehead City         60      O(13)         N/A       --            --
         Christian Care of Smithfield #1..............Smithfield            60      O            98.2       --            --
         Clayton Restful Manor........................Clayton               60      O            91.4       --            --
         Creekside Manor..............................Kernersville          60      L(3)         98.2       --            --
         Heritage Care - Conover......................Conover               60      L(3)         88.5       --            --
         Heritage Care of Elkin.......................Elkin                 60      L(3)         94.8       --            --
         Heritage Care of Seven Lakes.................West End              60      O            96.8       --            --
         Kannapolis Village...........................Kannapolis            60      O            99.5       --            --
         Fremont Rest Center..........................Fremont               50      L(3)         99.4       --            --
         Senters Rest Home............................Fuquay Varina         50      O            80.5       --            --
         Branchwood Rest Home.........................Reidsville            43      O            87.6       --            --
         Suttons Rest Home............................Goldsboro             41      O            92.0       --            --
         Carolina Rest Home...........................Roanoke Rapids        40      L(3)         99.4       --            --
                                                                         -----                   ----
                  Total - North Carolina                                 2,302                   87.9%
                                                                         -----                   ----

                                                                                                        AVERAGE
                                                                                                   OCCUPANCY RATES(1)
                                                                       ASSISTED                   FOR THE YEAR ENDED
                                                                        LIVING     OWNED(O)            DECEMBER 31,
                                                                        CENTER     LEASED(L)    ---------------------------
                  FACILITY NAME               LOCATION                   UNITS    MANAGED(M)    1997       1996        1995
                  -------------               --------                    ----    ----------    ----       ----        ----
CANADA
         Chelsey Park Retirement Center.......London, Ontario              323      M           89.0%       94.3%      99.3%
         Belmont Manor........................Kitchener, Ontario           279      M           91.3        93.9         --
         The Grenadier........................Toronto Ontario              250      M(14)       85.3        80.7       73.3
         Hawthorn Park Condominiums...........Kelowna, BC                  186      M            N/A         N/A       N/A
         Courtyard Gardens....................Richmond, BC                 139      M(14)      105.9       105.5      106.0
         Hawthorn Park Retirement Community...Kelowna, BC                  135      L(3)       106.7       107.7      111.6
         The Gilmore..........................Richmond, BC                 110      M(15)       N/A           --         --
         Metcalfe Gardens.....................St. Thomas, Ontario          100      L(3)        92.3        88.9       91.9
         Bruce Retirement Villa...............Windsor, Ontario              96      M(11)       82.0        58.6         --
         Cavendish Manor......................Niagara Falls Ontario         96      O(16)       90.7        82.7       80.9
         The Richmond.........................Belleville, Ontario           88      M           96.6        88.2       80.6
         Maple City Residence.................Chatham, Ontario              85      L(3)        88.0        81.5       81.2
         Erie Glen Manor......................Leamington, Ontario           82      L(3)        96.7        94.9      103.3
         Waverley Mansion.....................London, Ontario               65      O(17)       75.9        69.1         --
         Park Street Place....................Dresden, Ontario              60      O(17)       92.8        66.0         --
         Hudson Manor.........................Tilbury, Ontario              53      L(3)        86.7        79.0       83.8
         Willoughby Manor.....................Niagara Falls, Ontario        51      M(11)       76.5         (6)         --
         Green Gables Manor(18)...............Stouffville, Ontario          32      M(11)       57.8          --         --
         Maynard Lodge........................Toronto, Ontario              24      M(11)       95.7          --         --
                                                                         -----                  -----       -----      -----
                  Total - Canada .............                           2,254                  93.7%(12)   97.9%(12)  94.5%(12)
                                                                         -----                  -----       -----      -----

ALABAMA
         Canterbury Health Care Facility(18)..Phenix City                   35      L           26.8%       37.3%      66.5%
         Windsor House(18)....................Huntsville                    17      O           65.4        85.7       47.4
                                                                         -----                 -----       -----      -----
                  Total - Alabama ...........                               52                  39.4%       53.2%      60.3%
                                                                         -----                 -----       -----      -----

ARKANSAS
         Garland Village Apartments...........Hot Springs                   12      L          101.4%      105.3%      91.4%
         Pine Manor Apartments................Camden                        12      L          107.6       100.9       91.9
                                                                         -----                 -----       -----      -----
                  Total - Arkansas............                              24                 104.5%      103.1%      91.7%
                                                                         -----                 -----       -----      -----

                                                                                                              AVERAGE
                                                                                                        OCCUPANCY RATES(1)
                                                                          ASSISTED                      FOR THE YEAR ENDED
                                                                           LIVING     OWNED(O)               DECEMBER 31,
                                                                           CENTER     LEASED(L)      ---------------------------
                  FACILITY NAME                            LOCATION         UNITS     MANAGED(M)     1997       1996        1995
                  -------------                            --------       --------    ----------     ----       ----        ----
GEORGIA
         Plantation Manor................................Thomasville          56        L(15)         --         --          --

KENTUCKY
         West Liberty Health Care Center(18).............West Liberty          4        L           92.9%      84.4%       76.9%

SOUTH CAROLINA
         Greenville Care.................................Greenville           56        M           74.1       53.6%         --
                                                                          ------                    ----       ----        ----
                  Total - 51 Assisted Living Facilities.............       4,748                    91.7%(12)  92.4%(12)   95.8%(12)
                                                                          ======                    ====       ====        ====

                  Total - 87 Facilities.............................      12,089                    87.0%(12)  88.6%(12)   90.4%(12)
                                                                          ======                    ====       ====        ====

  (1) The average occupancy is equal to the actual patient or resident days during the period in which the Company operated the facility in the year divided by the beds or units available for occupancy. If no percentage is presented, the Company did not operate the facility. Available occupancy of assisted living facilities is based on one person per unit.
  (2)  Facility purchased June 30, 1996.
  (3)  The Company holds an option to purchase these facilities.
  (4)  Facility purchased February 20, 1996; previously managed.
  (5) The Company manages this facility for net profits under an interim agreement pending completion of a formal lease.
  (6)  Facility opened during the  year; occupancy statistics are excluded.
  (7)  Facility purchased November 30, 1995.
  (8) The Company manages these facilities on behalf of TDLP, a limited partnership of which the Company is the general partner. Because of continuing potential financial obligations of the Company to the limited partnership, the operations of these facilities are included in the operations of the Company in accordance with generally accepted accounting principles. See Note 6 of the Company's Consolidated Financial Statements for a more detailed explanation of the Company's relationship with TDLP.
 (9)   Facility under development during the year.
(10)   Facility purchased November 28, 1996.
(11)   Managed during receivership or insolvency proceedings.
(12) Average occupancy for the group excludes facilities under development or facilities managed during receivership or insolvency proceedings.
(13)   Facility currently under evaluation for redevelopment.
(14)   The Company holds a minority joint venture interest in this facility.
(15)   Facility currently under development. Anticipated opening in 1998.
(16)   Facility purchased December 31, 1995; previously managed.
(17)   Facility purchased September 30, 1997, previously managed.
(18) These facilities are not included in the total number of assisted living facilities since they are part of a nursing/assisted living facility complex. Assisted living units are included in the count of retirement units.

ORGANIZATION

The Company's long-term care facilities are currently organized into ten regions, seven in the United States and three in Canada, each of which is supervised by a regional vice president or manager. The regional vice president or manager is supported by nursing and human resource personnel, a regional controller, education coordinators and clerical personnel, all of whom are employed by the Company. The day-to-day operations of each owned, leased or managed nursing home is supervised by an on-site, licensed administrator. The administrator of each nursing home is supported by other professional personnel, including a medical director, who assists in the medical management of the facility, and a director of nursing, who supervises a staff of registered nurses, licensed practical nurses, and nurses aides. Other personnel include dietary staff, activities and social service staff, housekeeping, laundry and maintenance staff, and a business office staff. Each assisted living facility owned, leased or managed by the Company is supervised by an on-site administrator, who is supported by a director of resident care, a director of food services, a director of maintenance, an activities coordinator, dietary staff and housekeeping, laundry and maintenance staff. With respect to the managed facilities, the majority of the administrators are employed by the Company, and the Company is reimbursed for their salaries and benefits by the respective facilities. All other personnel at managed facilities are employed and paid by the owner of the nursing home or assisted living facility, not by the Company. All personnel at the leased or owned facilities, including the administrators, are employed by the Company.

The Company has in place a Continuous Quality Improvement ("CQI") program, which is focused on training direct care givers. The Company conducts monthly audits to monitor adherence to the standards of care established by the CQI program at each facility owned, leased or managed by the Company. The facility administrator, with assistance from regional nursing personnel, is primarily responsible for adherence to the Company's quality improvement standards. In that regard, the annual operational objectives established by each facility administrator include specific objectives with respect to quality of care. Performance of these objectives is evaluated quarterly by the regional vice president or manager, and each facility administrator's incentive compensation is based, in part, on the achievement of the specified quality objectives. Issues regarding quality of care and resident care outcomes are addressed monthly by senior management. The Company also has established a quality improvement committee consisting of nursing representatives from each region. This committee periodically reviews the Company's quality improvement programs and, if so directed, conducts facility audits as required by the Company's executive committee. The Company and its predecessor have operated a medical advisory committee in Ontario for more than 12 years and has developed similar committees in some of the other jurisdictions in which it operates. It is the Company's view that these committees provide a vehicle for ensuring greater physician involvement in the operations of each facility with resulting improved focus on CQI and resident care plans. In addition, the Company has provided membership for all of its medical directors in the American Medical Directors Association. All of the nursing homes operated by the Company in Ontario have been accredited by the Canadian Council on Health Facilities Accreditation. The Company is also in the process of seeking accreditation of each of its U.S. nursing homes by the Joint Commission on the Accreditation of Healthcare Organizations. The CQI program used at all locations was designed to meet accreditation standards and to exceed state and federal government regulations.

COMPETITION

The long-term care business is highly competitive. The Company faces direct competition for additional facilities and management agreements, and the facilities operated by the Company face competition for employees, patients, and residents. The Company plans to expand its business through the acquisition of additional owned or leased long-term care facilities and through additional management agreements. The Company competes with a variety of other companies to acquire such facilities and to provide contract management services. Some of the Company's present and potential competitors for acquisitions and management agreements are significantly larger and have or may obtain greater financial and marketing resources. Competing companies may offer new or more modern facilities or new or different services that may be more attractive to patients, residents or facility owners than the services offered by the Company.

The nursing homes and assisted living facilities that the Company operates compete with other facilities in their respective markets, including rehabilitation hospitals, other "skilled" or "intermediate" nursing homes and personal care residential facilities. In the few urban markets in which the Company operates, some of the long-term care providers with which the Company's operated facilities compete are significantly larger and have or may obtain greater financial and marketing resources than the Company's operated facilities. Some of these providers are not-for-profit organizations with access to sources of funds not available to the facilities operated by the Company. Construction of new long-term care facilities near the Company's existing operated facilities could adversely affect the Company's business. Management believes that the most important competitive factors in the long-term care business are: a facility's local reputation with referral sources, such as acute care hospitals, physicians, religious groups, other community organizations, managed care organizations, and a patient's family and friends; physical plant condition; the ability to identify and meet particular care needs in the community; the availability of qualified personnel to provide the requisite care; and the rates charged for services. There is limited, if any, price competition with respect to Medicaid and Medicare patients, since revenues for services to such patients are strictly controlled and are based on fixed rates and cost reimbursement principles. Although the degree of success with which the Company's operated facilities compete varies from location to location, management believes that its operated facilities generally compete effectively with respect to these factors.

GOVERNMENT REGULATION AND REIMBURSEMENT

The Company's facilities are subject to compliance with numerous federal, state and local health care statutes and regulations. All nursing homes must be licensed by the states in which they operate and must meet the certification requirements of government-sponsored health insurance programs such as Medicare and Medicaid, in order to receive reimbursement from these programs. The Company's assisted living facilities in North Carolina are subject to similar state and local licensing requirements.

Reimbursement. A significant portion of the Company's revenues is derived from government- sponsored health insurance programs. The nursing homes operated by the Company derive revenues under Medicaid, Medicare, the Ontario Government Operating Subsidy program and private pay services. The United States assisted living facilities derive revenues from Medicaid and similar programs as well as from private pay sources. Assisted living facilities in Canada derive virtually all of their revenues from private pay sources. The Company employs specialists in reimbursement at the regional and corporate level to monitor regulatory developments, to comply with all reporting requirements, and to maximize payments to its operated nursing homes. It is generally recognized that all government-funded programs have been and will continue to be under cost containment pressures, but the extent to which these pressures will affect the Company's future operations is unclear.

Medicare and Medicaid. Medicare is a federally-funded and administered health insurance program for the aged and for certain chronically disabled individuals. Part A of the Medicare program covers inpatient hospital services and certain services furnished by other institutional providers such as skilled nursing facilities. Part B covers the services of doctors, suppliers of medical items, various types of outpatient services, and certain ancillary services of the type provided by long term and acute care facilities. Medicare payments under Part A and Part B are subject to certain caps and limitations, as provided in Medicare regulations. Medicare benefits are not available for intermediate and custodial levels of nursing home care, nor for a stay in an assisted living facility.

Medicaid is a medical assistance program for the indigent, operated by individual states with financial participation by the federal government. Criteria for medical indigence vary somewhat from state to state, subject to federal guidelines. Available Medicaid benefits and rates of payment vary somewhat from state to state, subject to certain federal requirements. Basic long-term care services are provided to Medicaid beneficiaries, including nursing, dietary, housekeeping and laundry and restorative health care services, room and board, and medications. Previously, under legislation known as the Boren Amendment, federal law required that Medicaid programs pay to nursing home providers amounts adequate to enable them to meet government quality and safety standards. However, the Balanced Budget Act signed into law by President Clinton on August 5, 1997 (the "BBA"), repealed the Boren Amendment, and the BBA requires only that, for services and items furnished on or after October 1, 1997, a state Medicaid program must provide for a public process for determination of Medicaid rates of payment for nursing facility services. Under this process, proposed rates, the methodologies underlying the establishment of such rates and the justification for the proposed rates are published. This public process gives providers, beneficiaries and concerned state residents a reasonable opportunity for review and comment. At least four of the eight states in which the Company now operates are actively seeking ways to reduce Medicaid spending for nursing home care by such methods as capitated payments and substantial reductions in reimbursement rates.

The BBA also requires that nursing homes transition to a prospective payment system under the Medicare program during a three-year transition period commencing with the first cost reporting period beginning on or after July 1, 1998, and creates a managed care Medicare program called "Medicare + Choice." Medicare + Choice allows beneficiaries to participate either in the original Medicare fee-for-service program or to enroll in a managed care plan such as a health maintenance organization ("HMO"). Such managed care plans would allow the HMOs to enter into risk-based contracts with the Medicare program, and the Medicare HMOs could then contract with providers such as the Company for the provision of nursing home services. No assurance can be given that the Company's facilities will be successful in negotiating favorable contracts with Medicare HMOs. At this time, the Company is unable to predict the impact that the Medicare prospective payment system will have on its operations.

The BBA also contains certain measures that could lead to future reductions in Medicare therapy cost reimbursement and Medicaid payment rates. Given the recent enactment of the BBA, the Company is unable to predict the ultimate impact of the BBA on its future operations. However, any reductions in government spending for long-term health care could have an adverse effect on the operating results and cash flows of the Company.

Reduction in health care spending has become a national priority in the United States, and the field of health care regulation and reimbursement is a rapidly evolving one. For the fiscal year ended December 31, 1997, the Company derived 25.2% and 55.8% of its total revenues from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on the Company's profitability. The Company is unable to predict which reform proposals or reimbursement limitations will be adopted in the future or the effect such changes would have on its operations. In addition, private payors, including managed care payors, are increasingly demanding that providers accept discounted fees or assume all or a portion of the financial risk for the delivery of health care services. Such measures may include capitated payments, which can result in significant losses to health care providers if patients require expensive treatment not adequately covered by the capitated rate.

Ontario Government Operating Subsidy Program. The Ontario Government Operating Subsidy program ("OGOS") regulates both the total charges allowed to be levied by a licensed nursing home and the maximum amount that the OGOS program will pay on behalf of nursing home residents. The maximum amounts that can be charged to residents for ward, semi-private and private accommodation are established each year by the Ontario Ministry of Health. Regardless of actual accommodation, at least 40% of the beds in each home must be filled at the ward rate. Generally, amounts received from residents should be sufficient to cover the accommodation costs of a nursing home, including food, laundry, housekeeping, property costs and administration. In addition, the Ontario government partially subsidizes each individual, and funds each nursing home for the approximate care requirements of its residents. This funding is based upon an annual assessment of the levels of care required in each home, from which "caps" are determined and funding provided on a retrospective basis. The Ontario government funds from 35% to 70% of a resident's charges, depending on the individual resident's income and type of accommodation. The Company receives payment directly from OGOS by virtue of its ownership of two nursing homes in Canada. Additionally, the Company earns management fees from Canadian nursing homes, which derive significant portions of their revenues from OGOS.

Self-Referral and Anti-Kickback Legislation. The health care industry is subject to state and federal laws which regulate the relationships of providers of health care services, physicians, and other clinicians. These laws impose restrictions on physician referrals to any entity with which they have a financial relationship. The Company believes that it is in compliance with these laws. Failure to comply with self-referral laws could subject the Company to a range of sanctions, including civil fines, possible exclusion from government reimbursement programs, and criminal prosecution. There are also federal and state laws making it illegal to offer anyone anything of value in return for referral of patients. These laws, generally known as "anti-kickback" laws, are broad and subject to varying interpretations. Given the lack of clarity of these laws, there can be no absolute assurance that any health care provider, including the Company, will not be found in violation of the anti-kickback laws in any given factual situation. Strict sanctions, including exclusion from the Medicare and Medicaid programs and criminal penalties, may be imposed for violation of the anti-kickback laws.

Licensure and Certification. All the Company's nursing homes must be licensed by the state in which they are located in order to accept patients, regardless of payor source. In most states, nursing homes are subject to certificate of need laws, which require the Company to obtain government approval for the construction of new nursing homes or the addition of new licensed beds to existing homes. The Company's nursing homes must comply with detailed statutory and regulatory requirements in order to qualify for licensure, as well as for certification as a provider eligible to receive payments from the Medicare and Medicaid programs. Generally, the requirements for licensure and Medicare/Medicaid certification are similar and relate to the physical condition of the facility and the adequacy of the equipment used therein, quality and adequacy of personnel, quality of medical care, record keeping, dietary services, and resident rights. Each facility is subject to periodic inspections, known as "surveys" by health care regulators, to determine compliance with all applicable licensure and certification standards. If the survey concludes that there are deficiencies in compliance, the facility is subject to various sanctions, including but not limited to monetary fines and penalties, suspension of new admissions, and loss of licensure or certification. Generally, however, once a facility receives written notice of any compliance deficiencies, it submits a written plan of correction and is given a reasonable opportunity to correct the deficiencies. However, two of the Company's facilities located in Mobile, Alabama, were decertified from the program for several months during 1997 as a result of deficiencies cited by state surveyors; these facilities have now been brought back into compliance and recertified. See "Item 1 - Material Corporate Developments - Regulatory Issues."

Privately owned nursing homes in Ontario are licensed by the Ministry of Health under the Ontario Nursing Homes Act. The legislation, together with program manuals, establishes the minimum standards that are required to be provided to the patients of the home, including staffing, space, nutrition and activities. Patients can only be admitted and subsidized if they require at least 1 1/2 hours per day of care, as determined by a physician. Retirement centers in Canada are generally regulated at the municipal government level in the areas of fire safety and public health and at the provincial level in the areas of employee safety, pay equity, and, in Ontario, rent control.

Licensure and regulation of assisted living facilities varies considerably from state to state, although the trend is toward increased regulation in the United States. In North Carolina, the Company's facilities must pass annual surveys, and the state has established base-level requirements that must be maintained. Such requirements include or relate to staffing ratios, space, food service, activities, sanitation, proper medical oversight, fire safety, resident assessments and employee training programs. In Canada, assisted living facilities are generally not required to be licensed and are subject to only minor regulations.

PAYOR SOURCES.

The Company classifies its revenues from patients and residents into three major categories: Medicaid, Medicare and private pay. In addition to traditional Medicaid revenues, the Company includes within the Medicaid classification revenues from other programs established to provide benefits to those in need of financial assistance in the securing of medical services. Examples include the OGOS and North Carolina state and county special assistance programs. Medicare revenues include revenues received under both Part A and Part B of the Medicare program. The Company classifies payments from individuals who pay directly for services without government assistance as private pay revenue. The private pay classification also includes revenues from commercial insurers, HMOs, and other charge-based payment sources. Veterans Administration payments are included in private pay and are made pursuant to renewable contracts negotiated with these payors.

The following table sets forth net patient and resident revenues by payor source for the Company for the years presented:

                                     YEAR ENDED DECEMBER 31,
                  --------------------------------------------------------------
                                     (DOLLARS IN THOUSANDS)
                         1997                 1996                 1995
                  -----------------    -----------------    ------------------

Medicaid (1)      $  99,396    55.8%   $  91,089    56.2%   $  79,821     58.6%
Medicare             44,974    25.2       41,566    25.7       28,963     21.3
Private Pay (1)      33,829    19.0       29,274    18.1       27,336     20.1
                  ---------   -----    ---------   -----    ---------   -----
       Total      $ 178,199   100.0%   $ 161,929   100.0%   $ 136,120    100.0%
                  =========   =====    =========   =====    =========   =====

----------------------
(1) Includes assisted living facility revenues. The mix of Medicaid, Medicare and private pay for nursing homes in 1997 was 57.8%, 27.6%, and 14.6%, respectively.

Patient and residential service is generally provided and charged in daily service units, commonly referred to as patient and resident days. The following table sets forth patient and resident days by payor source for the Company for the years presented:

                                     YEAR ENDED DECEMBER 31,
                  --------------------------------------------------------------
                         1997                 1996                 1995
                  -----------------    -----------------    ------------------

Medicaid (1)      1,345,010    67.5%   1,253,342    69.1%   1,160,593    69.1%
Medicare            120,583     6.1      120,458     6.6      102,777     6.1
Private Pay (1)     525,016    26.4      440,130    24.3      417,141    24.8
                  ---------   -----    ---------   -----    ---------   -----
       Total      1,990,609   100.0%   1,813,930   100.0%   1,680,511   100.0%
                  =========   =====    =========   =====    =========   =====

----------------------
(1) Includes assisted living facility days. The mix of Medicaid, Medicare and private pay for nursing homes in 1997 was 75.2%, 7.6%, and 17.2%, respectively.

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

INSURANCE

All of the Company's liability policies are on an occurrence basis and are renewable annually. Each of the coverage limits and the self-insured risks referred to in the following is measured on an annual basis.

The Company maintains general and professional liability insurance with per claim coverage of $1,000,000 and aggregate coverage limits of up to $3,000,000 for its long-term care services. Through December 31, 1997, with respect to a majority of its United States nursing homes, the Company is self-insured for the first $25,000 per occurrence and $500,000 in the aggregate for such claims. Effective January 1998, these self-insured per claim and aggregate amounts increased to $250,000 and $2,500,000, respectively. In addition, the Company maintains a $50,000,000 aggregate umbrella liability policy for claims in excess of the foregoing limits for its nursing home operations. The assisted living operations acquired in the Pierce transaction are self-insured, with respect to each location, for the first $5,000 per occurrence and $25,000 in the aggregate. In addition, the Company maintains a $10,000,000 aggregate umbrella liability policy for claims in excess of the foregoing limits for these assisted living operations.

The Canadian facilities owned or leased by the Company maintain general and professional liability insurance with per claim coverage limits of up to $1,398,000 ($2,000,000 Canadian). In addition, the Company maintains a $2,097,000 ($3,000,000 Canadian) aggregate umbrella liability policy for claims in excess of the above limit for these facilities. Canadian general and professional liability insurance coverages are less than in the United States due primarily to the lower incidence of liability litigation in Canada. The facilities managed by the Company in Canada maintain similar coverages to those outlined above. The Company is named as additional insured on the policies maintained by the Canadian managed facilities. The six TDLP facilities maintain general and professional liability insurance with per claim coverage of $1,000,000 and aggregate coverage limits of up to $2,000,000. In addition, TDLP maintains a $10,000,000 aggregate umbrella liability policy for claims in excess of the foregoing limits for these facilities.

The Company is self-insured for health insurance benefits in amounts of up to $75,000 per individual for certain of its United States employees who have elected coverage under the Company's sponsored plan. This plan is also made available to certain United States managed employees. Canadian employees are covered for worker's compensation and supplemental health care as a result of the

Company's participation in mandated insurance programs administered by the individual provinces in which the Company operates. With respect to its United States workers' compensation risks, substantially all of the Company's employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. Prior to that time, the Company was self-insured for the first $250,000, on a per claim basis, for worker's compensation claims in a majority of its United States nursing facilities. The Company has been and remains completely self-insured for worker's compensation claims with respect to its Texas operations. Texas does not require mandatory worker's compensation coverage for employer related injuries, and the Company has elected to be a non-subscriber under the worker's compensation laws in Texas. The Company, at its sole discretion, reviews each injury incident and provides medical care and wage replacement appropriate to each situation. Substantially all the risks of worker's compensation claims under the high-deductible or self-insurance programs are assumed by the Company, and, as such, the costs incurred are comparable to those of a Company insured under a policy containing provisions for retroactive premium adjustments to reflect past claims experience.

The Company utilizes risk management experts in the evaluation of its insurance programs, and management believes its current insurance coverage level is consistent with industry standards and is appropriate for the risk environment. The Company has established reserves that management believes are adequate to cover the self-insured risks of its insurance programs. There can be no assurance that the Company's insurance and reserves will be sufficient to cover any judgements, settlements or costs relating to any pending or future claims or legal proceedings (including any related judgements, settlements or costs) or that any such insurance will be available to the Company in the future on satisfactory terms, if at all. If the insurance and reserves carried by the Company are not sufficient to cover any judgements, settlements or costs relating to pending or future claims or legal proceedings, the Company's business and financial condition could be materially adversely affected.

EMPLOYEES

As of February 15, 1998, the Company employed a total of approximately 5,650 individuals. Management believes that the Company's employee relations are good. Approximately 70 of the Company's United States employees are represented by a labor union and approximately 370 of the Company's Canadian employees are represented by various unions. With the exception of some administrators of managed facilities (whose salaries are reimbursed by the owners), the staff of the managed nursing homes and assisted living facilities are not employees of the Company. The Company's managed facilities employ approximately 2,550 individuals, approximately 1,520 of whom are Canadians represented by various unions.

A major component of the Company's CQI program includes an employee empowerment selection, retention and recognition program. Administrators and managers of the Company include employee retention and turnover goals in the annual facility, regional and personal objectives.

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

ITEM 2.  PROPERTIES

The Company owns 25 and leases 59 long-term care facilities. See "Item 1 - Description of Lease Agreements" and "- Facilities." The Company leases approximately 19,000 square feet of office space in Franklin, Tennessee, that houses the executive offices of the Company and its regional office supporting the Alabama and Tennessee operations. In addition, the Company leases its regional office for Canadian operations with approximately 10,800 square feet of office space in Mississauga, Ontario, its regional office with approximately 55,000 square feet of office space in Kernersville, North Carolina and its regional offices, each with approximately 3,000 square feet of office space in Clearwater, Florida; Little Rock, Arkansas; Corpus Christi, Texas; and Ashland, Kentucky. Lease periods on these facilities generally range up to seven years, although the Kernersville lease runs through 2022 including renewal options. Management believes that the Company's leased properties are adequate for its present needs and that suitable additional or replacement space will be available as required.


ITEM 3.  LEGAL PROCEEDINGS

The provision of health care services entails an inherent risk of liability. In recent years, participants in the health care industry have become subject to an increasing number of lawsuits alleging malpractice, product liability, or related legal theories, many of which involve large claims and significant defense costs. It is expected that the Company from time to time will be subject to such suits as a result of the nature of its business. Further, as with all health care providers, the Company is potentially subject to the increased scrutiny of regulators for issues related to compliance with health care fraud and abuse laws. Although the Company is not a party to or subject to any material pending legal proceedings and carries liability insurance that Management believes meets industry standards, there can be no assurance that any pending or future legal proceedings (including any related judgments, settlements or costs) will not have a material adverse effect on the Company's business, reputation, or financial condition. See "Item 1 - Insurance."


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to a vote of security holders during the fourth quarter (October 1, 1997 through December 31, 1997) of the fiscal year covered by this Annual Report on Form 10-K.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Common Stock of the Company is listed on the New York Stock Exchange under the symbol "AVC." The following table sets forth the high and low prices of the common stock as reported by the New York Stock Exchange for each quarter in 1996 and 1997:

            Period                                     High          Low
            ------                                     ----          ----
     1996 1st Quarter                                  $13           $  8 1/2
     1996 2nd Quarter                                   11 7/8          8 7/8
     1996 3rd Quarter                                   10 3/8          7 7/8
     1996 4th Quarter                                    8 1/4          5 7/8
     1997 1st Quarter                                    9 5/8          7 1/4
     1997 2nd Quarter                                   11 3/8          8 3/4
     1997 3rd Quarter                                   12 7/16        11
     1997 4th Quarter                                   12 15/16        7 1/2

The Company's Common Stock has been traded since May 10, 1994. On March 23, 1998, the closing price for the Common Stock was $9 13/16, as reported by the New York Stock Exchange.

On March 23, 1998, there were 175 holders of record of the common stock. Most of the Company's shareholders have their holdings in the street name of their broker/dealer. The total number of shareholders is believed to be approximately 1,700 individuals and entities.

The Company has not paid cash dividends on its Common Stock and anticipates that, for the foreseeable future, any earnings will be retained for use in its business and no cash dividends will be paid. The Company is currently prohibited from issuing dividends under certain debt instruments.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA


The Company commenced operations effective with an initial public offering of common stock in May 1994. The Company's predecessor operations were in companies owned or controlled by Counsel Corporation (collectively, the "Long-Term Care Business"). The following table sets forth selected financial data of Advocat and the Long-Term Care Business. The selected financial data of Advocat as of December 31, 1997, 1996, 1995 and 1994 and for the years ended December 31, 1997, 1996 and 1995 have been derived from the audited financial statements of Advocat. The selected unaudited pro forma financial data of Advocat for 1994 and 1993 have been derived from the pro forma financial data of Advocat. The selected financial data of the Long-Term Care Business as of December 31, 1993 and for the year ended December 31, 1993 have been derived from the audited combined financial statements of the Long-Term Care Business.

                                                                 YEAR ENDED DECEMBER 31,
                                      ----------------------------------------------------------------------------
                                                                                                         LONG-TERM
                                                                                      ADVOCAT               CARE
                                                ADVOCAT                              PRO FORMA            BUSINESS
                                      ------------------------------------      ---------------------    ---------
                                        1997          1996          1995          1994         1993         1993
                                      --------      --------      --------      --------      -------     -------
STATEMENT OF INCOME DATA:                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

REVENUES:
   Patient revenues ............      $163,094      $153,582      $128,643      $ 92,228      $81,905      $81,905
   Resident revenues ...........        15,105         8,347         7,477         7,098        6,415        6,415
   Management fees .............         3,886         4,152         3,618         3,583        3,234        3,234
   Interest ....................           158           156           227           177          216          216
                                      --------      --------      --------      --------      -------      -------
         Net revenues ..........       182,243       166,237       139,965       103,086       91,770       91,770
                                      -------      --------      --------      --------      -------      -------

EXPENSES:
   Operating ...................       146,555       131,966       109,458        77,567       68,772       69,007
   Lease .......................        15,850        14,441        13,518        10,827       10,379        8,174
   General and administrative ..         9,636         8,578         7,806         6,409        5,968        5,432
   Depreciation and amortization         2,823         2,285         1,516         1,230        1,005        2,512
   Interest ....................         2,672         1,591           777           484          493        3,261
                                      --------      --------      --------      --------      -------      -------
         Total expenses ........       177,536       158,861       133,075        96,517       86,617       88,386
                                      --------      --------      --------      --------      -------      -------

INCOME BEFORE
   INCOME TAXES ................      $  4,707      $  7,376      $  6,890      $  6,569      $ 5,153      $ 3,384
                                      ========      ========      ========      ========      =======      =======

NET INCOME .....................      $  3,013      $  4,721      $  4,410      $  4,204      $ 3,298      $ 2,098
                                      ========      ========      ========      ========      =======      =======

EARNINGS PER SHARE
   Basic .......................      $    .56      $    .89      $    .84      $    .80      $   .63
                                      ========      ========      ========      ========      =======
   Diluted .....................      $    .56      $    .89      $    .82      $    .80      $   .63
                                      ========      ========      ========      ========      =======

WEIGHTED AVERAGE SHARES
   Basic .......................         5,339         5,304         5,270         5,250        5,250
                                      ========      ========      ========      ========      =======
   Diluted .....................         5,373         5,330         5,381         5,275        5,250
                                      ========      ========      ========      ========      =======


                                                                      DECEMBER 31,
                                       ----------------------------------------------------------------------------
                                                                                                         LONG-TERM
                                                                                                            CARE
                                                             ADVOCAT                                      BUSINESS
                                       -------------------------------------------------                 ----------
                                         1997          1996          1995          1994                     1993
                                       --------      -------       -------      --------                  -------
BALANCE SHEET DATA:                                         (IN THOUSANDS)

  Working capital...............       $ 13,849      $13,540       $ 6,726      $  8,120                  $   993
                                       ========      =======       =======      ========                  =======

  Total assets..................       $114,961      $74,908       $59,031      $ 45,018                  $53,150
                                       ========      =======       =======      ========                  =======

  Long-term debt, excluding
      current portion...........       $ 58,373      $23,254       $11,063      $  7,567                  $28,160
                                       ========      =======       =======      ========                  =======

  Shareholders' equity/Investment
      by Counsel................       $ 30,733      $27,348       $22,437      $ 17,669                  $ 7,363
                                       ========      =======       =======      ========                  =======

                        PRO FORMA SELECTED FINANCIAL DATA
                                   (UNAUDITED)


The following unaudited pro forma consolidated income statements of Advocat for the years ended December 31, 1994 and 1993, have been prepared to reflect: (i) transfer by the selling shareholders to Advocat of the outstanding stock of their wholly-owned subsidiaries possessing the Long-Term Care Business in exchange for common stock of Advocat and the related tax and accounting effects;
(ii) conversion of the 11 facilities owned by Counsel Corporation or an affiliate to operating leases with Advocat as lessee; (iii) terms of the revised operating lease for one facility, entered into in February 1994; (iv) exercise of the underwriters' over-allotment option of 500,000 shares of which one-half of the proceeds remained with Advocat and the other half was used by Advocat to retire the notes payable to the selling shareholders; and (v) certain expenses expected to be incurred by Advocat as a result of its initial public offering that were not incurred by the Long-Term Care Business. These statements have been prepared as if such transactions occurred on January 1 of each year. The unaudited pro forma consolidated financial information may not be indicative of the future results of operations and what the actual results of operations would have been had the transactions been consummated on such dates.

                UNAUDITED PRO FORMA CONSOLIDATED INCOME STATEMENT
                          YEAR ENDED DECEMBER 31, 1994
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                      LONG-TERM
                                    CARE BUSINESS                  ADVOCAT
                                    ------------  --------------------------------------------
                                     FOUR MONTHS                   EIGHT MONTHS  TWELVE MONTHS
                                        ENDED                         ENDED          ENDED
                                       APRIL 30,    PRO FORMA       DECEMBER 31,  DECEMBER 31,
                                         1994      ADJUSTMENTS         1994          1994
                                       -------     -----------        -------      --------
REVENUES:
    Patient revenues ............      $28,523       $-0-             $63,705      $ 92,228
    Resident revenues ...........        2,196        -0-               4,902         7,098
    Management fees .............        1,100        -0-               2,483         3,583
    Interest ....................           11        -0-                 166           177
                                       -------      -----             -------      --------
          Net revenues ..........       31,830        -0-              71,256       103,086
                                       -------      -----             -------      --------

EXPENSES:
    Operating ...................       23,933        (39)(a)          53,673        77,567
    Lease .......................        2,826        700 (a)(b)        7,301        10,827
    General and administrative ..        1,981        155 (c)           4,273         6,409
    Depreciation and amortization          904       (507)(b)             833         1,230
    Interest ....................        1,023       (881)(b)             342           484
                                       -------      -----             -------      --------
          Total expenses ........       30,667       (572)             66,422        96,517
                                       -------      -----             -------      --------

    Income before income taxes ..        1,163        572               4,834         6,569
    Provision for income taxes ..          442        183 (d)           1,740         2,365
                                       -------      -----             -------      --------

PRO FORMA NET INCOME ............      $   721      $ 389             $ 3,094      $  4,204
                                       =======      =====             =======      ========

PRO FORMA EARNINGS PER SHARE
    Basic .......................                                                  $    .80
                                                                                   ========
    Diluted .....................                                                  $    .80
                                                                                   ========
WEIGHTED AVERAGE SHARES (e)
    Basic .......................                                                     5,250
                                                                                   ========
    Diluted .....................                                                     5,275
                                                                                   ========

----------

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

                UNAUDITED PRO FORMA CONSOLIDATED INCOME STATEMENT
                          YEAR ENDED DECEMBER 31, 1993
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                      LONG-TERM               ADVOCAT
                                        CARE      ------------------------------
                                      BUSINESS    ADJUSTMENTS          PRO FORMA
                                      --------    -----------          ---------
REVENUES:
    Patient revenues ............      $81,905         $-0-             $81,905
    Resident revenues ...........        6,415          -0-               6,415
    Management fees .............        3,234          -0-               3,234
    Interest ....................          216          -0-                 216
                                       -------      -------             -------
          Net revenues ..........       91,770          -0-              91,770
                                       -------      -------             -------

EXPENSES:
    Operating ...................       69,007         (235)(a)          68,772
    Lease .......................        8,174        2,205 (a)(b)       10,379
    General and administrative ..        5,432          536 (c)           5,968
    Depreciation and amortization        2,512       (1,507)(b)           1,005
    Interest ....................        3,261       (2,768)(b)             493
                                       -------      -------             -------
          Total expenses ........       88,386       (1,769)             86,617
                                       -------      -------             -------

    Income before income taxes..         3,384        1,769               5,153
    Provision for income taxes..         1,286          569 (d)           1,855
                                       -------      -------             -------

PRO FORMA NET INCOME ...........       $ 2,098      $ 1,200             $ 3,298
                                       =======      =======             =======

PRO FORMA EARNINGS PER SHARE
    Basic ......................                                        $   .63
                                                                        =======
    Diluted ....................                                        $   .63
                                                                        =======

WEIGHTED AVERAGE SHARES (e)
     Basic .....................                                          5,250
                                                                        =======
     Diluted ...................                                          5,250
                                                                        =======

----------

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Advocat Inc. (together with its subsidiaries, "Advocat" or the "Company") provides long-term care services to nursing home patients and residents of assisted living facilities in 11 Southeastern states and two Canadian provinces. The Company completed its initial public offering in May 1994, however, its operational history can be traced to February 1980 through common senior management who were involved in different organizational structures.

The Company's facilities provide a range of health care services to their patients and residents. In addition to the nursing, personal care and social services usually provided in long-term care facilities, the Company, through arrangements with third parties, offers a variety of comprehensive rehabilitation services as well as medical supply and nutritional support services.

As of December 31, 1997, Advocat's portfolio includes 116 facilities composed of 65 nursing homes containing 7,341 licensed beds and 51 assisted living facilities containing 4,748 units. In comparison, at December 31, 1996, the Company operated 87 facilities composed of 65 nursing homes containing 7,399 licensed beds and 22 assisted living facilities containing 2,509 units. The Company owns seven nursing homes, leases 37 others and manages the remaining 21 nursing homes. The Company owns 18 assisted living facilities, leases 22 others and manages the remaining 11 assisted living facilities. In the United States, the Company operates 52 nursing homes and 33 assisted living facilities, and in Canada, the Company operates 13 nursing homes and 18 assisted living facilities.

Basis of Financial Statements. The Company's patient and resident revenues consist of the fees charged for the care of patients in the nursing homes and residents of the assisted living facilities leased and owned by the Company. Management fee revenues consist of the fees charged to the owners of the facilities managed by the Company. The management fee revenues are based on the respective contractual terms of the Company's management agreements, which generally provide for management fees ranging from 3.5% to 6.0% of the net revenues of the managed facilities. As a result, the level of management fees is affected positively or negatively by the increase or decrease in the average occupancy level and the per diem rates of the managed facilities. The Company's operating expenses include the costs, other than lease, depreciation, amortization and interest expenses, incurred in the nursing homes and assisted living facilities owned and leased by the Company. The Company's general and administrative expenses consist of the costs of the corporate office and regional support functions, including the costs incurred in providing management services to other owners. The Company's depreciation, amortization and interest expenses include all such expenses incurred across the range of the Company's operations.

OPERATING DATA

The following table presents the Advocat statements of income for the years ended December 31, 1997, 1996 and 1995, and sets forth this data as a percentage of revenues for the same years.

                                                                       YEAR ENDED DECEMBER 31,
                                             ------------------------------------------------------------------------
            ($ IN THOUSANDS)                         1997                       1996                      1995
                                             -------------------         ------------------        ------------------
     Revenues:
       Patient revenues..................... $  163,094     89.5%        $ 153,582     92.4%       $ 128,643     91.9%
       Resident revenues....................     15,105      8.3             8,347      5.0            7,477      5.3
       Management fees......................      3,886      2.1             4,152      2.5            3,618      2.6
       Interest.............................        158      0.1               156      0.1              227      0.2
                                             ----------    -----         ---------   ------        ---------    ------
         Net revenues.......................    182,243    100.0%          166,237    100.0%         139,965    100.0%
                                             ----------    -----         ---------    -----        ---------    -----
     Expenses:
       Operating............................    146,555     80.4           131,966     79.4          109,458     78.2
       Lease................................     15,850      8.7            14,441      8.7           13,518      9.7
       General and administrative...........      9,636      5.3             8,578      5.1            7,806      5.6
       Depreciation and amortization........      2,823      1.5             2,285      1.4            1,516      1.1
       Interest.............................      2,672      1.5             1,591      1.0              777      0.5
                                             ----------    -----         ---------   ------        ---------   ------
         Total expenses.....................    177,536     97.4           158,861     95.6          133,075     95.1
                                             ----------    -----         ---------    -----        ---------    -----

     Income before income taxes.............      4,707      2.6             7,376      4.4            6,890      4.9
     Provision for income taxes.............      1,694      0.9             2,655      1.6            2,480      1.8
                                             ----------    -----         ---------    -----        ---------    -----
         Net income......................... $    3,013      1.7%        $   4,721      2.8%       $   4,410      3.1%
                                             ==========    =====         =========    =====        =========    =====

The following tables present data about the facilities operated by the Company as of the dates or for the years indicated:


                                                                                       DECEMBER 31,
                                                                             --------------------------------
                                                                             1997         1996           1995
                                                                             ----         ----           ----
     Licensed Nursing Home Beds:
       Owned...........................................................         706         706            371
       Leased..........................................................       4,158       4,295          4,260
       Managed.........................................................       2,477       2,398          2,693
                                                                             ------      ------         ------
         Total.........................................................       7,341       7,399          7,324
                                                                             ======      ======         ======
     Assisted Living Units(1):
       Owned...........................................................       1,314         125            113
       Leased..........................................................       1,800         534            534
       Managed.........................................................       1,634       1,850          1,688
                                                                             ------      ------         ------
         Total.........................................................       4,748       2,509          2,335
                                                                             ======      ======         ======
     Total Beds/Units(1):
       Owned...........................................................       2,020         831            484
       Leased..........................................................       5,958       4,829          4,794
       Managed.........................................................       4,111       4,248          4,381
                                                                             ------      ------         ------
         Total.........................................................      12,089       9,908          9,659
                                                                             ======      ======         ======
     Facilities(1):
       Owned...........................................................          25           8              4
       Leased..........................................................          59          45             45
       Managed.........................................................          32          34             35
                                                                             ------      ------         ------
         Total.........................................................         116          87             84
                                                                             ======      ======         ======

----------
(1) For 1997, includes assisted living facilities under development: two owned with 139 units, one leased with 56 units and one to be managed with 110 units.


                                                                                  YEAR ENDED DECEMBER 31,
                                                                             --------------------------------
                                                                             1997         1996           1995
                                                                             ----         ----           ----
     Average Occupancy(1):
       Leased/Owned(2).................................................       83.0%       84.9%         87.1%
       Managed.........................................................       96.3        97.1          94.0
                                                                              ----        ----          ----
         Total    .....................................................       86.7%       88.6%         89.6%
                                                                              ====        ====          ====

----------
(1) Average occupancy excludes facilities under development or facilities managed during receivership or insolvency proceedings.
(2) Includes the occupancy of the six facilities of TDLP, a limited partnership managed by the Company.


NEW FACILITIES

Since its inception as a public company in 1994, Advocat has sought to expand its operations through the acquisition of attractive properties via either purchase or lease. Management has conscientiously evaluated the acquisition opportunities that have been available to the Company in light of criteria that were established to help insure the long-term value of the acquisitions that have been completed.

Effective October 1, 1997, the Company completed its most significant acquisition, 29 assisted living facilities from Pierce Management Group ("Pierce"). In the Pierce acquisition, the Company purchased 15 facilities and leased 14 others. The Company holds the option to purchase 12 of the leased facilities for market value beginning at the fifth anniversary. With the Pierce acquisition, the Company, which has long been involved in the provision of assisted living services in its Canadian operations, established a foundation from which it hopes to expand its presence in the growing assisted living market in the United States.

The following table summarizes the Company's acquisitions for 1995 through 1997:

                               FACILITIES ADDED
                           -----------------------         BEDS/UNITS
                           PURCHASE          LEASE            ADDED
                           --------          -----         ----------
        1997                  17               15             2,483
        1996                   4                1               410
        1995                   2                2               325

These facilities are hereafter referred to collectively or in part as the "New Facilities." The acquisition of the New Facilities has added significantly to the Company's volume of business in both 1997 and 1996. The contribution of the New Facilities to selected components of operations is noted separately where such contribution is significant within their first year of operations.

REGULATORY ISSUES

The Company's 1997 operating results were profoundly affected by regulatory issues in the State of Alabama. During the summer, the Company received separate notifications from the State that, as a result of certain deficiencies noted upon periodic surveys of its two facilities in Mobile, the facilities would be decertified from participation in the Medicare and Medicaid programs and that licensure revocation could be pursued. The Company appealed the proceedings, noting that none of the deficiencies were life-threatening, that the deficiencies noted did not warrant the penalty imposed and that in the case of one of the facilities, it was

JCAHO accredited. The appeals were denied by the State agency, and as a result, the facilities were decertified for 69 and 91 days, respectively, before resurveys found them to be in compliance. Both of the facilities have been recertified for participation in the Medicare and Medicaid programs. The Company expects the Alabama operations to return to normal levels during the latter half of 1998. However, there can be no assurance that either of the facilities will return to the census and profitability levels experienced prior to the decertifications.

In both cases, the State has stayed its proceedings to license revocation, agreeing that the Company responded favorably toward the resolution of all issues. Management believes that the aggressive measures taken by the State were not warranted, particularly when the regulations prescribe a continuum of intermediate penalties to be imposed before decertification. The Company has aggressively pursued improved communications with the State and has reached agreement with the State on methods of improved operations. The Company's remaining five Alabama facilities have successfully passed their most recent annual licensure surveys.

The Company, in response to the regulatory problems at the two Mobile facilities, entered into a reorganization of its regional and facility management, conducted in-depth reviews of all seven of the Company's Alabama facilities, engaged nationally-recognized consultants to assist in achieving compliance and engaged local legal counsel familiar with the Alabama regulations and regulators. As a result of the lost revenues from the Medicare and Medicaid programs (including charity care provided to continuing patients who had been admitted under those programs), census declines and expenditures incurred in response to the survey issues (including fines and penalties), the Company experienced an estimated negative impact on 1997 earnings of approximately $2.3 million after taxes, or approximately $0.44 per share. The pre-tax impact of these events in the State of Alabama can be quantified as follows:

     - Lost revenue of $1.9 million of which more than $950,000 represented charity care for patients the Company elected not to discharge during the decertification period

     - Region-wide increases in staffing at all Alabama facilities with a cost of more than $700,000

     - Direct costs relative to consultants, attorneys, and fines totaling $580,000

     -   Other related expenses of approximately $475,000


YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31,  1996

Revenues. Net revenues increased to $182.2 million in 1997 from $166.2 million in 1996, an increase of $16.0 million, or 9.6%. Patient revenues increased to $163.1 million in 1997 from $153.6 million in 1996, an increase of $9.5 million, or 6.2%, of which $5.2 million is attributable to the New Facilities. Resident revenues increased $6.8 million, or 81.0%, of which $6.7 million is attributable to the New Facilities. Revenue increases among facilities operated at least one year were primarily due to inflationary increases rather than from expanded services. These increases were offset by foregone revenues with respect to the decertified facilities and to one facility that was closed in April 1997. Excluding these facilities, there was a 0.7% decline in patient days (approximately 11,000 days) among facilities in operation for at least one year. While the recent increases in reimbursement rates received by the Company have met or exceeded expectations, the Company anticipates it is likely that states and the federal government will continue to seek ways to retard the rate of growth in Medicaid program rates. As a percent of patient and resident revenues, Medicare decreased to 25.2% in 1997 from 25.7% in 1996 while Medicaid and similar programs decreased to 55.8% in 1997 from 56.3% in 1996.

Ancillary service revenues, prior to contractual allowances, decreased to $57.0 million in 1997 from $57.7 million in 1996, a decrease of $682,000 or 1.2%. The Company has emphasized expansion of ancillary services since its inception in 1994. However, the rate of growth began to decline in 1996. Management believes that the opportunities available for the expansion of ancillary services in its existing operations were essentially fully realized by the beginning of 1997. Had it not been for the Alabama decertification and problems associated with the transition from multiple therapy providers to one provider in a majority of its nursing homes, ancillary revenues would have shown a slight increase in 1997. Because cost limits are expected to be placed on ancillary services as part of the transition to the Medicare prospective payment system as well as other cost limitation provisions that have been announced or could occur, the Company anticipates that ancillary service revenues with respect to its existing operations will begin trending down in 1998. The ultimate effect on the Company's operations cannot be predicted at this time because the extent and composition of the cost limitations are not yet certain.

Management fee revenues decreased by $266,000, or 6.4%, to $3.9 million. The decrease is primarily due to $500,000 in non-recurring consulting fees earned in 1996 with respect to the development of certain of the New Facilities. Excluding these consulting fees, continuing management fee revenues increased $234,000, or 6.4%. This increase was in spite of the purchase of four facilities that were formerly managed and the deterioration in the exchange value of the Canadian dollar versus the U.S. dollar. Most of the Company's management revenues are earned in Canada.

Operating Expense. Operating expense increased to $146.6 million in 1997 from $132.0 million in 1996, an increase of $14.6 million, or 11.1%. Of this increase, $8.5 million is attributable to the New Facilities. As a percent of patient and resident revenues, operating expense increased to 82.2% in 1997 from 81.5% in 1996. This increase is primarily attributable to the costs associated with the Alabama decertifications. With respect to facilities operated at least one year and excluding the Alabama region, the operating expense percentage was 81.4%, representing a slight improvement over 1996; this group of facilities experienced an increase of only 2.7% while net revenues increased 3.2%. As a percent of patient and resident revenues, operating expense of the New Facilities was 71.6%. Most of the New Facilities are assisted living locations, which typically have lower operating costs than do nursing homes. The largest component of operating expense is wages, which increased to $65.4 million in 1997 from $59.2 million in 1996, an increase of $6.2 million, or 10.5%. Of this increase, $3.0 million is attributable to the New Facilities. Wages with respect to facilities in operation for at least one year increased $3.2 million, or 5.3%. The Company's wage increases are generally in line with inflation, however, the larger increase with respect to the same facility operations is due primarily to a 16.7% increase in Alabama that arose principally from staffing responses to the decertifications.

Lease Expense. Lease expense increased to $15.8 million in 1997 from $14.4 million in 1996, an increase of $1.4 million, or 9.8%. Of this increase, $1.1 million is attributable to the New Facilities, and the remainder is primarily attributable to inflationary adjustments required under the terms of a majority of the Company's operating leases.

General and Administrative Expense. General and administrative expense increased to $9.6 million in 1997 from $8.6 million in 1996, an increase of $1.0 million, or 12.3%. The increase in excess of inflation is primarily attributable to the expense of managing the New Facilities and structural costs associated with the Alabama decertifications. As a percent of total net revenues, general and administrative expense increased to 5.3% in 1997 from 5.1% in 1996.

Depreciation and Amortization. Depreciation and amortization expenses increased to $2.8 million in 1997 from $2.3 million in 1996, an increase of $538,000, or 23.5%. This increase is primarily attributable to the New Facilities.

Interest Expense. Interest expense increased to $2.7 million in 1996 from $1.6 million in 1996, an increase of $1.1 million, or 67.9%. This increase is primarily attributable to the New Facilities.

Income Before Income Taxes; Net Income; Earnings Per Share. As a result of the above, income before income taxes was $4.7 million in 1997 as compared with $7.4 million in 1996, a decrease of $2.7 million, or 36.2%. The effective combined federal, state and provincial income tax rate was 36.0% in both 1997 and 1996. Net income was $3.0 million in 1997 as compared with $4.7 million in 1996, a decrease of $1.7 million, and basic earnings per share was $.56 as compared with $.89.


YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

Revenues. Net revenues increased to $166.2 million in 1996 from $140.0 million in 1995, an increase of $26.2 million, or 18.8%. Patient and resident revenues increased to $161.9 million in 1996 from $136.1 million in 1995, an increase of $25.8 million, or 19.0%. Of this increase, $14.7 million is attributable to the New Facilities. Ancillary service revenues, prior to contractual allowances, increased to $57.7 million in 1996 from $39.2 million in 1995, an increase of $18.5 million or 47.2%. Of this increase, $4.3 million is attributable to the New Facilities. The overall increase in ancillary revenues is reflective of the Company's emphasis since 1994 on expanding ancillary services at existing nursing home operations. The rate of growth in the provision of ancillary services decreased throughout the year reaching 15.9% in the fourth quarter of 1996. The increase in patient and resident revenues is also impacted by normal inflationary increases and a 1.9% decrease in patient and resident days (approximately 31,000 days as adjusted for leap year) among the facilities operating for at least one year. As a percent of net patient revenues, Medicare increased to 25.7% in 1996 from 21.3% in 1995 while Medicaid decreased to 56.3% in 1996 from 58.6% in 1995. Management fee revenues increased by $534,000, or 14.8%, to $4.2 million. The increase is primarily due to $500,000 in non-recurring consulting fees earned with respect to the development of three of the New Facilities.

Operating Expense. Operating expense increased to $132.0 million in 1996 from $109.5 million in 1995, an increase of $22.5 million, or 20.6%. Of this increase, $12.1 million is attributable to the New Facilities. As a percent of patient and resident revenues, operating expense increased to 81.5% in 1996 from 80.4% in 1995. This increase is primarily attributable to the New Facilities and the increase in the provision of ancillary services. As a percent of patient revenues, operating expense of the New Facilities was 82.3%. This higher percentage results because the New Facilities derive a higher percentage of revenues from the provision of services to Medicaid patients than do the Company's other locations. As ancillary services have increased, the supply costs related to the provision of such services have increased correspondingly. In addition, the Company's operating expenses have increased due to reduced average census, efforts by states to curtail the growth in Medicaid programs, difficulty in achieving expense reductions as occupancy levels declined in certain homes, and an increase in the provision for bad debts of approximately $800,000. Management has directed additional resources in an effort to improve receivables management. Among facilities in operation for at least one year, the Company has experienced increased general insurance costs of approximately $836,000, which increases are expected to continue into 1997. Wages increased to $59.2 million in 1996 from $51.5 million in 1995, an increase of $7.7 million, or 15.1%. Of this increase, $5.8 million is attributable to the New Homes. A portion of the remaining increase in wages is offset by reduced costs associated with less utilization of temporary nursing services and reduced contracted housekeeping and laundry services. The Company's wage increases are generally in line with inflation.

Lease Expense. Lease expense increased to $14.4 million in 1996 from $13.5 million in 1995, an increase of $923,000, or 6.8%. Of this increase, $665,000 is attributable to the New Facilities, and the remainder is primarily attributable to inflationary adjustments required under the terms of a majority of the Company's operating leases.

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

Depreciation and Amortization. Depreciation and amortization expenses increased to $2.3 million in 1996 from $1.5 million in 1995, an increase of $769,000, or 50.7%. Approximately $555,000 of the increase is associated with the New Facilities.

Interest Expense. Interest expense increased to $1.6 million in 1996 from $777,000 in 1995, an increase of $814,000, or 104.8%. Approximately $749,000 of the increase is attributable to indebtedness related to the New Facilities with the remainder of the increase primarily attributable to increased borrowings under the Company's working capital line of credit.

Income Before Income Taxes; Net Income; Earnings Per Share. As a result of the above, income before income taxes was $7.4 million in 1996 as compared with $6.9 million in 1995, an increase of $486,000, or 7.1%. The effective combined federal, state and provincial income tax rate was 36.0% in both 1996 and 1995. Net income was $4.7 million in 1996 as compared with $4.4 million in 1995, an increase of $311,000, and basic earnings per share was $.89 as compared with $.84.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company's working capital was $13.8 million and the current ratio was 1.7, compared with $13.5 million and a current ratio of 1.8 at December 31, 1996.

Net cash provided by operating activities totaled $5.3 million, $5.4 million and $2.3 million in 1997, 1996 and 1995, respectively. These amounts primarily represent the cash flows from net income plus changes in non-cash components of operations offset by working capital changes, particularly, increases in receivables.

Net cash used in investing activities totaled $39.9 million, $10.0 million and $9.8 million in 1997, 1996 and 1995, respectively. The Company has used between $2.4 million and $3.0 million for capital expenditures in each of the last three calendar years ending December 31, 1997. Substantially all such expenditures were for facility improvements and equipment, which were financed principally through working capital. For the year ended December 31, 1998, the Company anticipates that capital expenditures for improvements and equipment for its existing facility operations will be approximately $5.5 million, including $2.9 million for non-routine projects. In 1997, the Company purchased 17 facilities for net cash consideration of $36.2 million. In 1996, the Company purchased four facilities for net cash consideration of $7.2 million plus $1.6 million in assumed liabilities. In 1995, the Company purchased two facilities for net cash consideration of $5.2 million plus assumption of a seller note of $1.1 million.

Net cash provided by financing activities totaled $35.4 million, $5.5 million and $5.4 million in 1997, 1996 and 1995, respectively. The net cash provided from financing activities primarily represents net proceeds from the issuance and repayment of debt.

At December 31, 1997, the Company had total debt outstanding of $59.1 million of which $11.5 million was principally mortgage debt bearing interest at floating rates ranging from 6.3% to 10.0%. The Company also had a promissory note outstanding in the amount of $34.1 million, which was used to fund the Pierce acquisition. The Company's remaining debt of $13.5 million was drawn under its various credit lines. Most of the Company's debt is at floating interest rates, generally at a spread above the London Interbank Offered Rate ("LIBOR"). At December 31, 1997, the Company's average interest rate on its indebtedness was 8.1%.

The Company has both a working capital line of credit and an acquisition line of credit. The working capital line of credit provides for working capital loans and letters of credit aggregating up to the lesser of $10,000,000 or the borrowing base, as defined. The Company's obligations under the working capital line are secured by certain accounts receivable and substantially all other Company assets. Advances under the working capital line bear interest payable monthly at the Company's option of either LIBOR plus 2.50% or the bank's Index rate. The working capital line terminates and all outstanding borrowings are due in December 1999. As of December 31, 1997, the Company had drawn $2,439,000, had $5,650,000 of letters of credit outstanding, and had $1,911,000 remaining borrowing capability under the working capital line. As of March 10, 1998, the draws totaled $2,909,000 and the Company had $1,411,000 remaining borrowing capability under the working capital line. The Company has received a commitment from the bank for an increase in its working capital line of credit availability of $1,250,000. This additional line of credit is available through May 22, 1998 and contains terms mirroring the $10,000,000 working capital line of credit. Through March 10, 1998, the Company had not drawn upon this increased availability.

The acquisition line of credit of $40,000,000, less outstanding borrowings, is available to fund approved acquisitions through October 1999. The Company's obligations under the acquisition line are secured by the assets acquired with the draws under the acquisition line. Advances under the acquisition line bear interest, payable monthly, at LIBOR plus a defined spread with respect to each facility based upon its loan-to-value ratio and debt service coverage. Individual advances made under the acquisition line are due three years from the date of initial funding. As of both December 31, 1997, and March 10, 1998, the Company had drawn $11,100,000 under the acquisition line, which amount was secured by four nursing homes, and had $28,900,000 available for future acquisitions.

The promissory note, which is payable to two banks, is unsecured. However, the Company has agreed not to pledge or otherwise encumber the assets acquired in the Pierce acquisition or issue other debt without the banks' approval. The promissory note bears floating interest in relation to LIBOR and has a balloon maturity in January 1999.

The Company has a commitment of up to $30,000,000 of long-term financing under which the Company may borrow and pledge the assets acquired in the Pierce acquisition as collateral. Loans are available at up to 80% of the value of the pledged assets. Interest, which would be at LIBOR plus a defined spread, would be determined based upon the length of term selected (3, 10, or 20 years) and the loan-to-value ratio. This commitment is available through November 1999. However, the Company may not draw upon this commitment so long as the $34,100,000 promissory note remains outstanding.

The Company's loan agreements contain various financial covenants, the most restrictive of which relate to net worth, cash flow, debt to equity ratio requirements, and limits on the payment of dividends to shareholders. As of December 31, 1997, the Company was in compliance with the covenants or has been granted waivers in the event of non-compliance.

Based upon the operations of the Company, management believes that available cash and funds generated from operations, as well as amounts available through its banking relationships, will be sufficient for the Company to satisfy its capital expenditures, working capital, and debt requirements for the next twelve months. The Company intends to satisfy the capital requirements for its acquisition activities primarily through its acquisition line of credit complemented as appropriate by various other possible means such as borrowings from commercial lenders, seller-financed debt, issuance of additional debt, financing obtained from sale and leaseback transactions and internally generated cash from operations. On a longer-term basis, management believes the Company will be able to satisfy the principal repayment requirements on its indebtedness with a combination of funds generated from operations and from refinancings with the existing or new commercial lenders or by accessing capital markets.

RECEIVABLES

The Company's operations could be adversely affected if it experiences significant delays in reimbursement of its labor and other costs from Medicare, Medicaid and other third-party revenue sources. The Company's future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company's liquidity. Continued efforts by governmental and third-party payors to contain or reduce the acceleration of costs by monitoring reimbursement rates, by increasing medical review of bills for services or by negotiating reduced contract rates, as well as any delay by the Company in the processing of its invoices, could adversely affect the Company's liquidity and results of operations.

Net accounts receivable attributable to the provision of patient and resident services at December 31, 1997 and 1996, totaled $27.2 million and $25.4 million, respectively, representing approximately 50 and 54 days in accounts receivable, respectively. The increase in such accounts receivable is due primarily to the general increase in revenues and to the addition of the New Facilities. Accounts receivable from the provision of management services was $716,000 and $713,000, respectively, at December 31, 1997 and 1996, representing approximately 62 and 66 days in accounts receivable, respectively.

The Company continually evaluates the adequacy of its bad debt reserves based on patient mix trends, agings of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. The Company continues to evaluate and implement additional procedures to strengthen its collection efforts and reduce the incidence of uncollectible accounts.

Since 1991, the Company and its predecessor have included in their consolidated operations the operations of the six facilities of Texas Diversicare Limited Partnership ("TDLP"). The Company serves as the general partner of TDLP and has several continuing obligations to TDLP, one of which includes cash flow support through August 2001. As of December 31, 1997, the Company has provided advances for working capital funding and requirements under the cash flow guarantee to TDLP totaling $3,242,000. The Company will recognize the advances receivable from TDLP as long as the total of the Company's recorded net assets in TDLP are less than the estimated fair value of the Company's interests in TDLP. As of December 31, 1997, the Company's recorded net assets approximate the combined value of its interests in TDLP. As a result, the ultimate realization of future advances to TDLP may require reserves to be recorded by the Company to offset future increases in the advances.

HEALTH CARE INDUSTRY

The health care industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government healthcare program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Recently, government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of fraud and abuse statutes and regulations. Violations of these laws and regulations could result in expulsion from government health care programs together with the imposition of significant fines and penalties as well as significant repayments for patient services previously billed. Management believes that the Company is in compliance with fraud and abuse laws and regulations as well as other applicable government laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time.

During 1997, the Federal government enacted the Balanced Budget Act of 1997 ("BBA"), which contains numerous Medicare and Medicaid cost-saving measures. The BBA requires that nursing homes transition to a prospective payment system under the Medicare program during a three year "transition period," commencing with the first cost reporting period beginning on or after July 1, 1998. The BBA also contains certain measures that could lead to future reductions in Medicare therapy cost reimbursement and Medicaid payment rates. Given the recent enactment of the BBA, the Company is unable to predict the ultimate impact of the BBA on its future operations. However, any reductions in government spending for long-term health care could have an adverse effect on the operating results and cash flows of the Company. The Company will attempt to maximize the revenues available to it from governmental sources within the changes that will occur under the BBA. In addition, the Company will attempt to increase non-governmental revenues, including expansion of its assisted living operations, in order to offset the loss of governmental revenues as a result of the enactment of the BBA.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued two statements, Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Each is effective for financial statement periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 establishes standards for the way public companies report information about operating segments in annual financial statements. SFAS No. 131 also requires that public companies report selected information about operating segments in interim financial reports issued to shareholders.

The Company will adopt the provisions of these statements in association with its financial statements issued for the required periods. The Company does not expect the adoption of these standards to have a material effect on the Company's results of operations.

IMPACT OF THE YEAR 2000

The Company is continuing to assess its Year 2000 information systems issues. Management is committed to ensuring that its information systems are compliant with the advent of the Year 2000. To date, no issues of a material nature have been identified, and the costs of ensuring compliance are not expected to have a material impact on the Company's results of operations.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited financial statements are contained on pages F-1 through F-32 of this Annual Report on Form 10-K and are incorporated herein by reference. Audited supplemental schedule data is contained on pages S-1 and S-2 of this Annual Report on Form 10-K and is incorporated herein by reference.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors and Executive Officers of the Company is incorporated herein by reference to the Company's definitive proxy materials for the Company's 1998 Annual Meeting of Stockholders.


ITEM 11.  EXECUTIVE COMPENSATION

Information concerning Executive Compensation is incorporated herein by reference to the Company's definitive proxy materials for the Company's 1998 Annual Meeting of Stockholders.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Information concerning Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the Company's definitive proxy materials for the Company's 1998 Annual Meeting of Stockholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning Certain Relationships and Related Transactions is incorporated herein by reference to the Company's definitive proxy materials for the Company's 1998 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K.

Financial statements and schedules of the Company and its subsidiaries required to be included in Part II, Item 8 are listed below.

                                                                                                              Form 10-K
                                                                                                                Pages
                                                                                                                -----

FINANCIAL STATEMENTS
         Report of Independent Public Accountants                                                                 F-1

         Consolidated Balance Sheets, December 31, 1997 and 1996                                                  F-2

         Consolidated Statements of Income for the Years Ended December 31, 1997,
             1996 and 1995                                                                                        F-3

         Consolidated Statements of Shareholders' Equity for the Years Ended
            December 31, 1997, 1996 and 1995                                                                      F-4

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1997,
             1996 and 1995                                                                                 F-5 to F-7

         Notes to Consolidated Financial Statements, December 31, 1997,
             1996, and 1995                                                                               F-8 to F-32


FINANCIAL STATEMENT SCHEDULE

         Report of Independent Public Accountants                                                                 S-1

         Schedule II - Valuation and Qualifying Accounts                                                          S-2


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

ADVOCAT INC.

/s/ Charles W. Birkett, M.D.
-----------------------------------------------
Charles W. Birkett, M.D., Chairman of the Board
March 30, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  /s/ Charles W. Birkett, M.D.              /s/ Edward G. Nelson
  -----------------------------------      -------------------------------------
  Charles W. Birkett, M.D.                 Edward G. Nelson
  Chairman of the Board                    Director
       (Principal Executive Officer)       March 30, 1998
  March 30, 1998



   /s/ Mary Margaret Hamlett               /s/ William C. O'Neal
  -----------------------------------      -------------------------------------
  Mary Margaret Hamlett                    William C. O'Neil
  Director                                 Director
  Executive Vice President, Chief          March 30, 1998
       Financial Officer, and
       Secretary (Principal
       Financial and Accounting
       Officer)
  March 30, 1998



   /s/ Paul Richardson                      /s/ J. Bransford Wallace
  -----------------------------------      -------------------------------------
  Paul Richardson                          J. Bransford Wallace
  Director                                 Director
  March 30, 1998                           March 30, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Advocat Inc.:


We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Advocat Inc., included in this Annual Report on Form 10-K and have issued our report thereon dated February 24, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule listed in the index under
Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                 ARTHUR ANDERSEN LLP

Nashville, Tennessee
February 24, 1998

                                  ADVOCAT INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

     Column A           Column B                   Column C                     Column D      Column E
     --------           --------                   --------                     --------      --------
                                                   Additions
                        Balance     -------------------------------------
                          at         Charged                                                   Balance
                       Beginning        to          Charged                                      at
                          of        Costs and      to Other                    Deductions      End of
  Description           Period       Expenses       Accounts        Other          (1)         Period
  -----------           ------       --------      --------       -------      ----------      ------
Year ended
   December 31,
   1997:
   Allowance for
   doubtful
   accounts             $2,524        $2,029        $    -         $    -         $1,851        $2,702
                        ======        ======        =======        =======        ======        ======
Year ended
   December 31,
   1996:
   Allowance for
   doubtful
   accounts             $2,082        $1,745        $    -         $    -         $1,303        $2,524
                        ======        ======        =======        =======        ======        ======
 Year ended
   December 31,
   1995:
   Allowance for
   doubtful
   accounts             $1,776        $  967        $    -         $    -         $  661        $2,082
                        ======        ======        =======        =======        ======        ======

(1)   Amounts written off as uncollectible accounts, net of recoveries.

                          ADVOCAT INC. AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1997 AND 1996

                             TOGETHER WITH REPORT OF

                         INDEPENDENT PUBLIC ACCOUNTANTS

                          INDEX TO FINANCIAL STATEMENTS



Report of Independent Public Accountants                                                                   F-1

Consolidated Balance Sheets                                                                                F-2

Consolidated Statements of Income                                                                          F-3

Consolidated Statements of Shareholders' Equity                                                            F-4

Consolidated Statements of Cash Flows                                                                      F-5

Notes to Consolidated Financial Statements                                                                 F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Advocat Inc.:

We have audited the accompanying consolidated balance sheets of ADVOCAT INC. (a Delaware Corporation) and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advocat Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                                   ARTHUR ANDERSEN LLP


Nashville, Tennessee
February 24, 1998

                          ADVOCAT INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                   ASSETS                             1997            1996
                   ------                         ------------    -----------
CURRENT ASSETS:
   Cash and cash equivalents                       $  2,673,000    $ 1,942,000
   Receivables, less allowance for doubtful
     accounts of $2,702,000 and $2,524,000,
     respectively                                    26,010,000     24,946,000
   Income taxes receivable                              380,000             --
   Inventories                                        1,097,000        667,000
   Prepaid expenses and other assets                  1,640,000      1,470,000
   Deferred income taxes                                830,000      1,941,000
                                                   ------------    -----------
       Total current assets                          32,630,000     30,966,000
                                                   ------------    -----------

PROPERTY AND EQUIPMENT, AT COST                      80,819,000     41,445,000
   Less accumulated depreciation and
     amortization                                   (12,149,000)    (9,714,000)
                                                   ------------    -----------
       Net property and equipment                    68,670,000     31,731,000
                                                   ------------    -----------

OTHER ASSETS:
   Deferred tax benefit                               5,460,000      6,480,000
   Deferred financing and other costs, net            1,643,000      1,021,000
   Other assets                                       6,558,000      4,710,000
                                                   ------------    -----------
       Total other assets                            13,661,000     12,211,000
                                                   ------------    -----------
                                                   $114,961,000    $74,908,000
                                                   ============    ===========


    LIABILITIES AND SHAREHOLDERS' EQUITY               1997           1996
    ------------------------------------           ------------    -----------
CURRENT LIABILITIES:
   Current portion of long-term debt               $    762,000    $   713,000
   Trade accounts payable                             9,365,000      7,715,000
   Income taxes payable                                      --        906,000
   Accrued expenses:
     Payroll and employee benefits                    5,576,000      4,670,000
     Interest                                           144,000         36,000
     Worker's compensation                              978,000      1,678,000
     Other                                            1,956,000      1,708,000
                                                   ------------    -----------
       Total current liabilities                     18,781,000     17,426,000
                                                   ------------    -----------

NONCURRENT LIABILITIES:
   Long-term debt, less current
     portion                                         58,373,000     23,254,000
   Deferred gains with respect to leases, net         3,562,000      3,956,000
   Other                                              3,512,000      2,924,000
                                                   ------------    -----------
       Total noncurrent liabilities                  65,447,000     30,134,000
                                                   ------------    -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, authorized
     1,000,000 shares, $.10 par
     value, none issued and
     outstanding                                             --             --
   Common stock, authorized 20,000,000
     shares, $.01 par value, 5,377,000 and
     5,316,000 shares issued and
     outstanding, respectively                           54,000         53,000
   Paid-in capital                                   15,638,000     15,083,000
   Retained earnings                                 15,041,000     12,212,000
                                                   ------------    -----------
       Total shareholders' equity                    30,733,000     27,348,000
                                                   ------------    -----------
                                                   $114,961,000    $74,908,000
                                                   ============    ===========

                          The accompanying notes are an
              integral part of these consolidated balance sheets.

                          ADVOCAT INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                            YEAR ENDED DECEMBER 31,
                                                            --------------------------------------------------------
                                                                 1997                 1996                 1995
                                                            --------------       --------------       --------------

REVENUES:
    Patient revenues                                        $  163,094,000       $  153,582,000       $  128,643,000
    Resident revenues                                           15,105,000            8,347,000            7,477,000
    Management fees                                              3,886,000            4,152,000            3,618,000
    Interest                                                       158,000              156,000              227,000
                                                            --------------       --------------       --------------
                                                               182,243,000          166,237,000          139,965,000
                                                            --------------       --------------       --------------

EXPENSES:
    Operating                                                  146,555,000          131,966,000          109,458,000
    Lease                                                       15,850,000           14,441,000           13,518,000
    General and administrative                                   9,636,000            8,578,000            7,806,000
    Depreciation and amortization                                2,823,000            2,285,000            1,516,000
    Interest                                                     2,672,000            1,591,000              777,000
                                                            --------------       --------------       --------------
                                                               177,536,000          158,861,000          133,075,000
                                                            --------------       --------------       --------------

INCOME BEFORE INCOME TAXES                                       4,707,000            7,376,000            6,890,000
PROVISION FOR INCOME TAXES                                       1,694,000            2,655,000            2,480,000
                                                            --------------       --------------       --------------

NET INCOME                                                  $    3,013,000       $    4,721,000       $    4,410,000
                                                            ==============       ==============       ==============
EARNINGS PER SHARE:
    Basic                                                            $.56                 $.89                 $.84
                                                            ==============       ==============       ==============
    Diluted                                                          $.56                 $.89                 $.82
                                                            ==============       ==============       ==============

WEIGHTED AVERAGE SHARES:
    Basic                                                        5,339,000            5,304,000            5,270,000
                                                            ==============       ==============       ==============
    Diluted                                                      5,373,000            5,330,000            5,381,000
                                                            ==============       ==============       ==============








                     The accompanying notes are an integral
                part of these consolidated financial statements.

                          ADVOCAT INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                               COMMON STOCK
                                          ---------------------       PAID-IN      RETAINED
                                            SHARES       AMOUNT       CAPITAL      EARNINGS          TOTAL
                                          ---------     -------     -----------   -----------     -----------

BALANCE, DECEMBER 31, 1994                5,250,000     $52,000     $14,567,000   $ 3,050,000     $17,669,000

    Issuance of common stock                 38,000       1,000         308,000             -         309,000
    Net income                                    -           -               -     4,410,000       4,410,000
    Translation gain                              -           -               -        49,000          49,000
                                          ---------     -------     -----------   -----------     -----------
BALANCE, DECEMBER 31, 1995                5,288,000      53,000      14,875,000     7,509,000      22,437,000

    Issuance of common stock                 28,000           -         208,000             -         208,000
    Net income                                    -           -               -     4,721,000       4,721,000
    Translation loss                              -           -               -       (18,000)        (18,000)
                                          ---------     -------     -----------   -----------     -----------
BALANCE, DECEMBER 31, 1996                5,316,000      53,000      15,083,000    12,212,000      27,348,000

    Issuance of common stock                 61,000       1,000         555,000             -         556,000
    Net income                                    -           -               -     3,013,000       3,013,000
    Translation loss                              -           -               -      (184,000)       (184,000)
                                          ---------     -------     -----------   -----------     -----------
BALANCE, DECEMBER 31, 1997                5,377,000     $54,000     $15,638,000   $15,041,000     $30,733,000
                                          =========     =======     ===========   ===========     ===========






                     The accompanying notes are an integral
                part of these consolidated financial statements.

                          ADVOCAT INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  YEAR ENDED DECEMBER 31,
                                                                 -------------------------------------------------
                                                                     1997               1996               1995
                                                                 -----------         ----------         ----------
OPERATING ACTIVITIES:
  Net income                                                     $ 3,013,000        $ 4,721,000        $ 4,410,000
  Items not involving cash:
       Depreciation and amortization                               2,861,000          2,285,000          1,062,000
       Provision for doubtful accounts                             2,029,000          1,745,000            967,000
       Deferred income taxes                                       2,131,000            778,000          1,165,000
       Equity earnings in joint ventures                             (53,000)           (39,000)           (37,000)
       Amortization of deferred credits                           (1,022,000)        (1,111,000)          (644,000)

    Changes in other non-cash items, net of acquisitions:
          Restricted cash                                                 --                 --          1,552,000
          Receivables                                             (3,878,000)        (6,037,000)        (8,085,000)
          Inventories                                               (430,000)          (159,000)           (68,000)
          Prepaid expenses and other assets                         (206,000)            48,000         (1,057,000)
          Trade accounts payable and
              accrued expenses                                       847,000          3,257,000          3,019,000

          Other                                                       12,000           (133,000)            49,000
                                                                 -----------         ----------         ----------
              Net cash provided by operating
                 activities                                        5,304,000          5,355,000          2,333,000
                                                                 -----------         ----------         ----------
INVESTING ACTIVITIES:
    Acquisitions, net of cash acquired                           (36,151,000)        (7,180,000)        (5,153,000)
    Purchases of property and equipment, net                      (2,710,000)        (2,409,000)        (2,988,000)
    Investment in TDLP                                              (655,000)                --                 --
    Mortgage receivable, net                                        (307,000)          (236,000)          (792,000)
    Investment in joint venture, net                                  36,000             27,000           (233,000)
    Deposits, pre-opening costs and other                           (349,000)          (258,000)          (734,000)
    TDLP partnership distributions                                   201,000             97,000             87,000
                                                                 -----------         ----------         ----------
              Net cash used in investing activities              (39,935,000)        (9,959,000)        (9,813,000)
                                                                 -----------         ----------         ----------






                                   (continued)

                          ADVOCAT INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (continued)



                                                                                  YEAR ENDED DECEMBER 31,
                                                                 -------------------------------------------------
                                                                     1997               1996               1995
                                                                 -----------         ----------         ----------
FINANCING ACTIVITIES:
    Proceeds from issuance of debt                               $36,129,000        $18,688,000         $4,309,000
    Repayment of debt obligations                                   (730,000)       (11,703,000)          (491,000)
    Financing costs                                                 (535,000)          (386,000)           (90,000)
    Net proceeds from bank lines of credit                             3,000          4,531,000          2,035,000
    Repayment of bank line of credit                                      --         (4,130,000)                --
    Lessor advances, net                                             442,000           (523,000)            23,000
    Proceeds from sale of common stock                               556,000            208,000            309,000
    Advances to TDLP                                                (503,000)        (1,215,000)          (675,000)
                                                                 -----------         ----------         ----------
              Net cash provided by financing activities           35,362,000          5,470,000          5,420,000
                                                                 -----------         ----------         ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 731,000            866,000         (2,060,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     1,942,000          1,076,000          3,136,000
                                                                 -----------         ----------         ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 2,673,000         $1,942,000         $1,076,000
                                                                 ===========         ==========         ==========
SUPPLEMENTAL INFORMATION:
    Cash payments of interest                                    $ 2,526,000         $1,572,000         $  765,000
                                                                 ===========         ==========         ==========
    Cash payments of income taxes                                $   392,000         $  665,000         $2,089,000
                                                                 ===========         ==========         ==========








                                   (continued)

                          ADVOCAT INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (continued)

NON-CASH TRANSACTIONS:

The Company assumed debt of $1,592,000 and $1,075,000 in connection with the acquisition of facilities in 1996 and 1995, respectively.

Foreign currency translation (gain) loss adjustments totaled $184,000, $18,000 and ($49,000) for 1997, 1996 and 1995, respectively.

The Company received net benefit plan deposits and earnings and recorded net benefit plan liabilities of $265,000, $172,000 and $164,000 for 1997, 1996 and
1995, respectively.







                     The accompanying notes are an integral
                part of these consolidated financial statements.

                          ADVOCAT INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


  1.  BACKGROUND

      Advocat Inc. (together with its subsidiaries, "Advocat" or the "Company") provides long-term care services to nursing home patients and residents of assisted living facilities in 11 Southeastern states and two Canadian provinces. The Company's facilities provide a range of health care services to their patients and residents. In addition to the nursing, personal care and social services usually provided in long-term care facilities, the Company, through arrangements with third parties, offers a variety of comprehensive rehabilitation services as well as medical supply and nutritional support services. As of December 31, 1997, the Company operates 116 facilities, consisting of 65 nursing homes with 7,341 licensed beds and 51 assisted living facilities with 4,748 units. Within this portfolio, 32 facilities are managed on behalf of other owners while the remaining facilities, consisting of 59 leased and 25 owned facilities, are operated for the Company's own account.


  2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      CONSOLIDATION

      The financial statements include the operations and accounts of Advocat and its subsidiaries. Investments in 20% to 50% owned entities are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

      REVENUE

      PATIENT AND RESIDENT REVENUES - The fees charged by the Company to patients in its nursing homes and residents in its assisted living facilities include fees with respect to individuals receiving benefits under federal- and state-funded cost reimbursement programs. These revenues are based on approved rates for each facility that are either based on current costs with retroactive settlements or prospective rates with no cost settlement. Amounts earned under federal and state programs with respect to nursing home patients are subject to review by the third-party payors. Final cost settlements, if any, are recorded when objectively determinable, generally within three years of the close of a reimbursement year depending upon the timing of appeals and third-party settlement reviews or audits. Contractual adjustments for revenues earned from federal and state programs amounted to $38,245,000, $41,801,000 and $30,815,000 for 1997, 1996 and 1995, respectively.

      MANAGEMENT FEES - Under its management agreements, the Company has responsibility for the day-to-day operation and management of each of its managed facilities. The Company typically receives a base management fee ranging generally from 3.5% to 6% of net revenues of each managed facility. Other than certain corporate and regional overhead costs, the services provided at the facility are at the facility owner's expense. The facility owner also is obligated to pay for all required capital expenditures. The Company generally is not required to advance funds to the owner. Other than with respect to facilities managed during insolvency or receivership situations, the Company's management fees are generally subordinated to the debt payments of the facilities it manages. In addition, the Company is generally eligible to receive incentives over and above its base management fees based on the profits at these facilities. Approximately 74% of 1997 management fee revenues were derived from agreements that expire beginning in 2004 through 2015. The remaining management agreements have remaining lives that expire or are cancelable at various times from 1998 through 2000.

      LEASE EXPENSE

      The Company operates 59 long-term care facilities under operating leases, including 30 owned by Omega Healthcare Investors, Inc. ("Omega"), 11 owned by Counsel Corporation (together with its affiliates, "Counsel"), 13 owned by members or affiliates of Pierce Management Group ("Pierce") and five owned by other parties. The Company's operating leases generally require the Company to pay stated rent, subject to increases based on changes in the Consumer Price Index or increases in the net revenues of the leased properties. The Company's leases are "triple-net," requiring the Company to maintain the premises, pay taxes, and pay for all utilities. The Company generally grants its lessor a security interest in the Company's personal property located at the leased facility. The leases generally require the Company to maintain a minimum tangible net worth and prohibit the

      Company from operating any additional facilities within a certain radius of each leased facility. The Company is generally required to maintain comprehensive insurance covering the facilities it leases as well as personal and real property damage insurance and professional malpractice insurance. The failure to pay rentals within a specified period generally constitutes a default, which default, if uncured, permits the lessor to terminate the lease. The Company's interest in the premises is subordinated to that of the lessor's lenders.

      CLASSIFICATION OF EXPENSES

      The Company classifies all expenses (except interest, depreciation and amortization, and lease expenses) that are associated with its corporate and regional office support functions as general and administrative expenses. All other expenses (except interest, depreciation and amortization, and lease expenses) that are incurred by the Company at the facility level are classified as operating expenses.

      PROVISION FOR DOUBTFUL ACCOUNTS

      The Company includes provisions for doubtful accounts in operating expenses in its statements of income. The provisions for doubtful accounts were $2,029,000, $1,745,000 and $967,000 for 1997, 1996 and 1995,
      respectively.

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

      Interest incurred during construction periods is capitalized as part of the building cost. Maintenance and repairs are charged against income as incurred, and major betterments and improvements are capitalized. Property and equipment obtained through purchase acquisitions are stated at their estimated fair value determined on the respective dates of acquisition.

      The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." In accordance with SFAS No. 121, the Company evaluates the carrying value of its properties in light of each property's operational profitability.

      CASH AND CASH EQUIVALENTS

      Cash and cash equivalents include cash on deposit with banks and all highly liquid investments with original maturities of three months or less.

      INVENTORIES

      Inventory is recorded at the lower of cost or net realizable value, with cost being determined principally on the first-in, first-out basis.

      DEFERRED FINANCING AND OTHER COSTS

      Financing costs are amortized over the term of the related debt. Start-up costs incurred prior to the commencement of revenue recognition are deferred and charged against operations over five years on a straight-line basis. The Company is entitled to recover these costs from cost-reimbursement programs over the five-year period following incurrence. Financing costs are recoverable over the term of the related indebtedness.

      INCOME TAXES

      The Company utilizes SFAS No. 109, "Accounting for Income Taxes," for the financial reporting of income taxes, which generally requires the Company to record deferred income taxes for the differences between book and tax bases in its assets and liabilities. Income taxes have been provided for all items included in the statements of income, regardless of the period when such items will be deductible for tax purposes. The principal temporary differences between financial and tax reporting arise from depreciation and from reserves that are not currently deductible, as well as the timing of the recognition of gains on sales of assets.

      FOREIGN OPERATIONS AND TRANSLATION POLICIES

      The results of the Canadian operations have been translated at the respective average rates (for consolidated statements of income purposes) and respective year-end rates (for consolidated balance sheet purposes). The cumulative foreign currency translation loss included in retained earnings is $196,000 as of December 31, 1997.

      DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and benefit plan deposits approximate fair value because of the short-term nature of these accounts and because they are invested in accounts earning market rates of interest. The carrying amount of the Company's debt approximates fair value because the interest rates approximate the current rates available to the Company and its individual facilities.

      EARNINGS PER SHARE

      Effective with the issuance of these consolidated financial statements, the Company has adopted SFAS No. 128, "Earnings Per Share," which establishes standards for computing earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or otherwise resulted in the issuance of common stock that then shared in the earnings of the Company. The requirements of SFAS No. 128 have been applied to all periods presented, which includes restatement of prior periods.

      USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as in the disclosure of contingent assets and liabilities. The Company uses estimates in the determination of the allowance for doubtful accounts receivable, settlements under cost reimbursement programs, self-insurance reserves, depreciation, taxes and contingencies, among others. Actual results could differ from those estimates.

      RECENT ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board has issued two statements, SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Each is effective for financial statement periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components. SFAS No. 131 establishes standards for the way public companies report information about operating segments in annual financial statements. SFAS No. 131 also requires that public companies report selected information about operating segments in interim financial reports issued to shareholders.

      The Company will adopt the provisions of these statements in association with its financial statements issued for the required periods. The Company does not expect the adoption of these standards to have a material effect on the Company's results of operations.

      RECLASSIFICATIONS

      Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform with the 1997 presentation.

3.    RECEIVABLES

      Accounts receivable, before allowances, consists of the following components:


                                                                                      DECEMBER 31,
                                                                            ------------------------------
                                                                                1997                1996
                                                                            -----------        -----------

           Medicare                                                         $13,155,000        $10,828,000
           Medicaid and other non-federal programs                            8,412,000          9,360,000
           Other patient and resident receivables                             5,608,000          5,238,000
           Management fees - affiliates                                         375,000            262,000
           Management fees                                                      341,000            451,000
           Other receivables and advances                                       821,000          1,331,000
                                                                            -----------        -----------
                                                                            $28,712,000        $27,470,000
                                                                            ===========        ===========

      The Company generally provides patient and resident services and manages health care facilities in the Southeastern region of the United States and two provinces in Canada.

      The Company provides credit for a substantial portion of its revenues and continually monitors the credit-worthiness and collectibility from its clients, including proper documentation of third-party coverage.

      The Company is subject to accounting losses from uncollectible receivables in excess of its reserves and from the realization of its long-term assets. The Company's management believes that all appropriate reserves or valuation allowances have been provided as of December 31, 1997.


4.    ACQUISITIONS

      Effective October 1, 1997, the Company completed the acquisition or lease of 29 assisted living facilities from Pierce. The Company purchased 15 facilities with 1,093 units and entered into leases on the remaining 14 centers with 1,209 units. The aggregate purchase price was approximately $34,148,000, which includes related costs of the acquisition. To fund the Pierce acquisition, the Company issued $34,100,000 in new debt. The debt issued in connection with the Pierce acquisition is due January 1, 1999.

      The Company has a commitment for $30,000,000 in longer-term financing that is available to partially repay the initial financing. In addition, the Company is also evaluating other financing sources that are available. While the mix among the alternatives is not yet certain, the Company expects to refinance the initial financing under longer-term arrangements during 1998.

      The following unaudited pro forma information assumes that the Pierce acquisition described above took place as of January 1 of each applicable year.

                                          YEAR ENDED DECEMBER 31,
                                     --------------------------------
                                         1997                1996
                                     ------------        ------------

Pro forma net revenues               $201,397,000        $192,363,000
                                     ============        ============
Pro forma net income                 $  3,409,000        $  5,261,000
                                     ============        ============

Pro forma earnings per share:
   Basic                             $        .64        $        .99
                                     ============        ============
   Diluted                           $        .63        $        .99
                                     ============        ============

      In addition, the Company acquired two Canadian assisted living facilities on October 1, 1997. Immediately prior to the acquisitions, the Company had managed these facilities, which total 125 units, during receivership proceedings. The combined purchase price was approximately $2,317,000 ($3,200,000 Canadian), which was funded by internal sources and the issuance by the Company's principal Canadian lender of 10-year term loans totaling $2,029,000 ($2,800,000 Canadian). The pro forma effect on net income of these acquisitions is not material.

      In 1996, the Company purchased four facilities totaling 350 beds. The aggregate purchase price of $8,802,000 was funded with cash of $693,000, debt issued in the amount of $6,487,000 and assumed liabilities of $1,622,000. In 1995, the Company purchased two facilities totaling 265 beds. The aggregate purchase price of $6,004,000 was funded with $726,000 cash, debt issued in the amount of $4,172,000, and assumed liabilities of $1,106,000. The pro forma effect on net income of these acquisitions is not material.


5.    SALE/LEASEBACK OF FACILITIES

      Effective August 14, 1992, the Company entered into an agreement with Omega whereby 21 of the Company's facilities were sold to Omega and leased back to the Company under a master lease agreement (the "Master Lease"). In addition, the Company entered into a participating mortgage (the "Participating Mortgage") with Omega on three other facilities. The net gain on the sale/leaseback was deferred in accordance with sale/leaseback accounting. The Company is amortizing the deferred gain over 20 years, which is the initial lease term and the renewal period. The net deferred gain totaled $3,539,000 as of December 31, 1997. Amortization of the deferred gain totaled $246,000 for each of 1997, 1996 and 1995 and is included as a decrease to lease expense in the accompanying consolidated statements of income.

  6.  SALE OF TEXAS HOMES

      In 1991, the Company sold six of its Texas nursing homes to Texas Diversicare Limited Partnership ("TDLP") for a sales price of approximately $13,137,000. Total consideration for the sale in 1991 included a $7,500,000 wrap mortgage receivable from TDLP and $4,370,000 cash. Underlying the wrap mortgage receivable is a note payable to a bank by the Company of $3,245,000 as of December 31, 1997. The TDLP properties are collateral for this debt.

      Under a repurchase agreement, the Company has agreed to purchase up to 10.0% of the partnership units per year, beginning in January 1997 (up to a maximum of 50.0% of the total partnership units) through January 2001. The purchase of the partnership units is upon demand from the limited partners and the 10.0% maximum per year is not cumulative. The repurchase price is the original cash sales price per unit less certain amounts based on the depreciation from 1991 to the December 31 prior to the date of repurchase. Pursuant to its repurchase obligation, the Company purchased 10.0% of the partnership units in each of January 1997 and 1998 for a total consideration of $1,281,000. Units acquired pursuant to the repurchase agreement do not have voting rights with respect to any matters coming before the limited partners of TDLP.

      As part of the TDLP transaction, the Company has guaranteed certain cash flow requirements of TDLP for a ten-year period through August 2001. As of December 31, 1997, the Company has provided working capital funding and requirements under the cash flow guarantee to TDLP totaling $3,242,000.

      Because of the guaranteed financial requirements to the TDLP partners, the Company is accounting for this transaction under the leasing method of accounting under SFAS No. 66. Under this method, the Company has not recorded a sale of the assets. The cash received from TDLP was recorded as an advance liability, and the wrap mortgage receivable has not been reflected in the financial statements. The advance liability is adjusted throughout the year based on mortgage note payments and advances to or repayments from TDLP. The Company's consolidated statements of income will continue to reflect the operations of the facilities until the expiration of the Company's commitments with respect to TDLP.

      The Company continually evaluates the funding contingencies discussed above in relation to the balance in the advance liability account and future wrap mortgage receivable collections. The Company will recognize the advances receivable from TDLP as long as the Company's recorded net assets with respect to TDLP are less than the total of the estimated fair value of the Company's investment in TDLP and the Company's interest in the wrap mortgage due from TDLP. As of December 31, 1997, the Company's recorded assets related to TDLP approximate the estimated fair value of the Company's TDLP investment and the unrecorded mortgage receivable. As a result, the ultimate realization of future advances to TDLP may be questionable and may require reserves to be recorded by the Company to offset future increases in the advances.

      The consolidated statements of income include the recognition of income and expenses from the TDLP homes since the sale. During 1997, 1996, and 1995, the consolidated statements of income include TDLP results of operations before taxes of $123,000, $83,000 and $260,000, respectively, which have also been reflected as a reduction of the advance liability account. These amounts represent the amortization of the balance of the advance liability account in excess of the repurchase obligation amount.


  7.  PROPERTY AND EQUIPMENT

      Property and equipment, at cost, consists of the following:

                                                      DECEMBER 31,
                                            ------------------------------
                                                1997               1996
                                            -----------        -----------

Land                                        $ 4,714,000        $ 1,949,000
Buildings and leasehold improvements         59,495,000         28,154,000
Furniture, fixtures and equipment            16,610,000         11,342,000
                                            -----------        -----------
                                            $80,819,000        $41,445,000
                                            ===========        ===========

      Substantially all of the Company's gross property and equipment is security for debt obligations.

8.    LONG-TERM DEBT

      Long-term debt consists of the following:

                                                                                                              DECEMBER 31,
                                                                                                     -----------------------------
                                                                                                        1997              1996
                                                                                                     -----------       -----------
Promissory note payable to two banks; unsecured, however,
    the Company has agreed not to pledge or otherwise
    encumber the assets acquired in the Pierce acquisition
    or issue other debt without the banks' approval; interest payable monthly at either 2.0% above the London Interbank Offered Rate
    ("LIBOR") or the lead bank's Index rate (7.94% at December 31, 1997);
    balloon maturity in January 1999                                                                 $34,100,000      $        --

Acquisition line of credit payable to a commercial finance company;
    secured by four nursing homes; interest payable monthly at 2.75%
    above LIBOR (8.72% at December 31, 1997); balloon maturity in
    December 1999                                                                                     11,100,000        11,100,000

Working capital line of credit payable to a bank; secured by certain accounts receivable and substantially all other Company assets;
    interest payable monthly at either 2.50% above LIBOR or the bank's
    Index rate (8.25% at December 31, 1997); balloon maturity in December 1999                         2,439,000         2,436,000

Mortgage payable to bank; secured by the six TDLP nursing homes; interest
    and principal payable monthly, interest at 8.0%; matures in August 2001                            3,245,000         3,839,000

                                                                                                              DECEMBER 31,
                                                                                                     -----------------------------
                                                                                                        1997              1996
                                                                                                     -----------       -----------
Mortgages payable to a Canadian bank; secured by two
    nursing homes and three assisted living facilities;
    interest and principal payable monthly; interest
    ranging from 6.34% to 10.00%; balloon maturities December 1999
    through October 2007                                                                             $ 5,650,000       $ 3,905,000

Mortgage payable to a bank; secured by one nursing home; interest and principal payable monthly; interest at the lending bank's base rate
    plus 0.75% (9.25% at December 31, 1997); balloon maturity in August 2001                           2,411,000         2,446,000

Mortgages payable to two banks; secured by second interests in the nursing home referred to immediately above; interest and principal payable monthly; interest at the lead bank's base rate plus 0.75%
    (9.25% at December 31, 1997); balloon maturity in
    August 2001                                                                                          164,000           167,000

Promissory note payable to Omega; unsecured; interest and
    principal payable quarterly; interest at 11.00%;
    matures in April 1998                                                                                 26,000            74,000
                                                                                                     -----------       -----------
                                                                                                      59,135,000        23,967,000
Less current portion                                                                                    (762,000)         (713,000)
                                                                                                     -----------       -----------
                                                                                                     $58,373,000       $23,254,000
                                                                                                     ===========       ===========

      Principal payments for the Company on long-term debt for the next five years and thereafter beginning January 1, 1998, are as follows:


                  1998                               $   762,000
                  1999                                49,655,000
                  2000                                   845,000
                  2001                                 3,328,000
                  2002                                   531,000
            Thereafter                                 4,014,000
                                                     -----------
                                                     $59,135,000
                                                     ===========

      The Company has both a working capital line of credit and an acquisition line of credit. The working capital line of credit provides for working capital loans and letters of credit aggregating up to the lesser of $10,000,000 or the borrowing base, as defined. The Company's obligations under the working capital line are secured by certain accounts receivable and substantially all other Company assets. Advances under the working capital line bear interest payable monthly at the Company's option of either LIBOR plus 2.50% or the bank's Index rate. The working capital line terminates and all outstanding borrowings are due in December 1999. As of December 31, 1997, the Company had drawn $2,439,000, had $5,650,000 of letters of credit outstanding, and had $1,911,000 remaining borrowing capability under the working capital line. The Company has received a commitment from the bank for an increase in its working capital line of credit availability of $1,250,000. This additional line of credit is available through May 22, 1998 and contains terms mirroring the $10,000,000 working capital line of credit.

      The acquisition line of credit of $40,000,000, less outstanding borrowings, is available to fund approved acquisitions through October 1999. The Company's obligations under the acquisition line are secured by the assets acquired with the draws under the acquisition line. Advances under the acquisition line bear interest, payable monthly, at LIBOR plus a defined spread with respect to each facility based upon its loan-to-value ratio and debt service coverage. Individual advances made under the acquisition line are due three years from the date of initial funding. As of December 31, 1997, the Company had drawn $11,100,000 under the acquisition line, which amount was secured by four nursing homes, and had $28,900,000 available for future acquisitions.

      The Company has a commitment of up to $30,000,000 of long-term financing under which the Company may borrow and pledge the assets acquired in the Pierce acquisition as collateral. Loans are available at up to 80% of the value of the pledged assets. Interest, which would be at LIBOR plus a defined spread, would be determined based upon the length of term selected (3, 10, or 20 years) and the loan-to-value ratio. This commitment is available through November 1999. However, the Company may not draw upon this commitment so long as the $34,100,000 promissory note remains outstanding.

      The Company's loan agreements contain various financial covenants, the most restrictive of which relate to net worth, cash flow, debt to equity ratio requirements, and limits on the payment of dividends to shareholders. As of December 31, 1997, the Company was in compliance with the covenants or has been granted a waiver in the event of non-compliance.

9.    SHAREHOLDERS' EQUITY AND STOCK PLANS

      SHAREHOLDERS' RIGHTS PLAN

      In 1995, the Company adopted a shareholders' rights plan (the "Plan"). The Plan is designed to protect the Company's shareholders from unfair or coercive takeover tactics. The rights under the Plan were effective for all shareholders of record at the close of business March 20, 1995, and thereafter and exist for a term of ten years. The Plan provides for one right with respect to each share of common stock. Each right entitles the holder to acquire, at a 50% discount from the then-current market, $100 worth of common stock of the Company or that of a non-approved acquiring company. The rights may be exercised only upon the occurrence of certain triggering events, including the acquisition of, or a tender offer for, 15% or more of the Company's common stock without the Company's prior approval.

      STOCK-BASED COMPENSATION PLANS

      In 1994, the Company adopted the 1994 Incentive and Nonqualified Stock Option Plan for Key Personnel (the "Key Personnel Plan"). Under the Key Personnel Plan, as amended in May 1997, 810,000 shares of common stock have been reserved for issuance upon exercise of options granted thereunder.

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

      In 1994, the Company adopted the 1994 Employee Stock Purchase Plan and reserved 250,000 shares for issuance under the plan. Employees may purchase stock, subject to certain limitations, at 85% of the lower of the closing market price at the beginning or at the end of each plan year. The plan year begins July 1 and ends the following June 30. In July 1997, 1996 and 1995, 17,000, 21,000 and 23,000 shares were issued pursuant to this plan, respectively. The fair value of shares sold under the plan was $9.50 in both 1997 and in 1996 and was $8.63 in 1995.

      The Company accounts for these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                 YEAR ENDED DECEMBER 31,
                                   ---------------------------------------------
                                      1997              1996              1995
                                   ----------        ----------        ----------
Net Income:
    As reported                    $3,013,000        $4,721,000        $4,410,000
                                   ==========        ==========        ==========
    Pro forma                      $2,813,000        $4,447,000        $4,302,000
                                   ==========        ==========        ==========

Basic Earnings Per Share:
    As reported                    $      .56        $      .89        $      .84
                                   ==========        ==========        ==========
    Pro forma                      $      .53        $      .84        $      .82
                                   ==========        ==========        ==========

Diluted Earnings Per Share:
    As reported                    $      .56        $      .89        $      .82
                                   ==========        ==========        ==========
    Pro forma                      $      .52        $      .83        $      .80
                                   ==========        ==========        ==========


      Because the provisions of SFAS No. 123 have not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

      Summarized activity of the stock option plans is presented below:


                                                                SHARES                     WEIGHTED
                                                  ------------------------------           AVERAGE
                                                  KEY PERSONNEL         DIRECTOR           EXERCISE
                                                      PLAN                PLAN              PRICE
                                                     -------             -------            -----
      Outstanding,
         December 31, 1994                           409,000             128,000           $ 9.59
             Issued                                   15,000              23,000            12.10
             Exercised                                (5,000)            (10,000)            9.50
             Expired or canceled                      (6,000)             (6,000)            9.50
                                                     -------             -------            -----
      Outstanding,
         December 31, 1995                           413,000             135,000             9.76
             Issued                                  112,000               5,000             9.64
             Exercised                                (7,000)                 --             9.50
             Expired or canceled                      (7,000)            (24,000)           10.45
                                                     -------             -------            -----
      Outstanding,
         December 31, 1996                           511,000             116,000             9.71
             Issued                                   39,000              21,000             9.88
             Exercised                               (44,000)                  -             9.67
             Expired or canceled                     (22,000)            (26,000)           10.19
                                                     -------             -------            -----
      Outstanding,
         December 31, 1997                           484,000             111,000            $9.69
                                                     =======             =======            =====

      Vested, December 31, 1997                      423,000              95,000            $9.67
                                                     =======             =======            =====
      Available for future grants,
         December 31, 1997                           270,000              69,000
                                                     =======             =======


      The outstanding options have exercise prices ranging from $7.13 to $13.13 and have a weighted average remaining life of 8.0 years. The weighted average fair value of options granted was $4.20, $4.10 and $5.33 in 1997, 1996 and 1995, respectively.

      The fair value of each option is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used for the 1997, 1996 and 1995 grants: risk free interest rates ranging from 5.7% to 6.2% for 1997, from 5.5% to 6.1% for 1996 and from 5.4% to 7.1% for 1995; no expected dividend yield for each of the years; expected lives of five years for each of the years; and, expected volatility of 37.2% for 1997 and 38.5% for both 1996 and 1995.

      PREFERRED STOCK

      The Company is authorized to issue up to 1,000,000 shares of preferred stock. The Company's Board of Directors is authorized to establish the terms and rights of each series, including the voting powers, designations, preferences, and other special rights, qualifications, limitations, or restrictions thereof.


10.   EARNINGS PER SHARE

      Information with respect to the calculation of basic and diluted earnings per share data is presented below:

                                                                                       EARNINGS
                                                                                         PER
                                                        NET INCOME          SHARES      SHARE
                                                        ----------        ---------    ---------
      Year ended December 31, 1997:
         Basic earnings per share                       $3,013,000        5,339,000      $.56
             Employee stock purchase plan                        -            9,000
             Options                                             -           25,000
                                                        ----------        ---------
         Diluted earnings per share                     $3,013,000        5,373,000      $.56
                                                        ==========        =========      ====

      Year ended December 31, 1996:
         Basic earnings per share                       $4,721,000        5,304,000      $.89
             Employee stock purchase plan                        -           11,000
             Options                                             -           15,000
                                                        ----------        ---------
         Diluted earnings per share                     $4,721,000        5,330,000      $.89
                                                        ==========        =========      ====

      Year ended December 31, 1995:
         Basic earnings per share                       $4,410,000        5,270,000      $.84
             Employee stock purchase plan                        -           12,000
             Options                                             -           99,000
                                                        ----------        ---------
         Diluted earnings per share                     $4,410,000        5,381,000      $.82
                                                        ==========        =========      ====

      For each period presented, the Company had options outstanding at prices in excess of the average market price of the Company's common stock. Such options were excluded from the computation because to include them would have been antidilutive. The weighted average options excluded were 352,000, 320,000 and 26,000 for 1997, 1996 and 1995, respectively.

11.   INCOME TAXES

      The provision for income tax expense is composed of the following components:

                                                            YEAR ENDED DECEMBER 31,
                                               -------------------------------------------------
                                                  1997                1996                1995
                                               ----------         ----------          ----------
      Current payable (benefit):
         Federal                                $(823,000)        $1,498,000            $976,000
         State and province                       386,000            379,000             339,000
                                               ----------         ----------          ----------
                                                 (437,000)         1,877,000           1,315,000
                                               ----------         ----------          ----------

      Deferred taxes:
         Federal                                1,941,000            621,000             865,000
         State and province                       190,000            157,000             300,000
                                               ----------         ----------          ----------
                                                2,131,000            778,000           1,165,000
                                               ----------         ----------          ----------
      Provision for income taxes               $1,694,000         $2,655,000          $2,480,000
                                               ==========         ==========          ==========


      A reconciliation of taxes computed at statutory income tax rates is as follows:

                                                            YEAR ENDED DECEMBER 31,
                                               -------------------------------------------------
                                                  1997                1996                1995
                                               ----------         ----------          ----------
      Provision for federal income
         taxes at statutory rates
                                               $1,600,000         $2,508,000          $2,343,000
      State and province income taxes,
         net of benefit                           118,000            295,000             276,000
      Other                                       (24,000)          (148,000)           (139,000)
                                               ----------         ----------          ----------
      Provision for income taxes               $1,694,000         $2,655,000          $2,480,000
                                               ==========         ==========          ==========

      The net deferred tax assets and liabilities, at the respective income tax rates, are as follows:

                                                                               DECEMBER 31,
                                                                     -------------------------------
                                                                        1997                 1996
                                                                     ----------           ----------
      Current deferred asset:
         Allowance for doubtful accounts                             $       --             $881,000
         Accrued liabilities                                            830,000            1,060,000
                                                                     ----------           ----------
                                                                       $830,000           $1,941,000
                                                                     ----------           ----------

      Non-current deferred asset:
         Tax gain on sale transactions in excess of
             recognized financial reporting gain                     $1,420,000           $1,743,000

         Tax goodwill and intangibles                                10,217,000           11,084,000
         Other                                                          251,000              153,000
                                                                     ----------           ----------
                                                                     11,888,000           12,980,000
         Less valuation allowance                                    (5,688,000)          (5,909,000)
                                                                     ----------           ----------
                                                                      6,200,000            7,071,000
                                                                     ----------           ----------

      Non-current deferred liability:
         Deferred costs                                                (244,000)            (325,000)
         Depreciation                                                  (496,000)            (266,000)
                                                                     ----------           ----------
                                                                       (740,000)            (591,000)
                                                                     ----------           ----------
                Net non-current deferred asset                       $5,460,000           $6,480,000
                                                                     ==========           ==========


      The Company has recorded a valuation allowance with respect to the deductibility of certain tax goodwill and intangibles. The valuation allowance for deferred tax assets decreased $221,000 in 1997 and $281,000 in 1996. The changes are related to the amortization of tax goodwill. The Company expects that such valuation allowances will be determined annually based on any circumstances or events with the taxing authorities.

12.   COMMITMENTS AND CONTINGENCIES

      LEASE COMMITMENTS

      The Company is committed under long-term operating leases with various expiration dates and varying renewal options. Minimum annual rentals (exclusive of taxes, insurance, and maintenance costs) under these leases for the next five years beginning January 1, 1998, are as follows:

                      1998                      $19,292,000
                      1999                       19,881,000
                      2000                       20,362,000
                      2001                       20,846,000
                      2002                       21,407,000

      Under lease agreements with Omega, Counsel, Pierce and others, the Company's lease payments are subject to periodic annual escalations as described in Note 2. Total lease expense was $15,850,000, $14,441,000 and $13,518,000, for 1997, 1996 and 1995, respectively.

      One operating lease requires the Company to pay additional lease payments in an amount equal to 60.0% of pretax facility profits, as defined.

      OMEGA LEASES

      The Company's Master Lease with Omega covering 21 facilities provides for an initial term of ten years through August 2002 and allows the Company one ten-year renewal option. The Company issued a letter of credit in the amount of $3,800,000 in favor of Omega as security for its obligations under the Master Lease. Under the terms of the Master Lease, the Company must comply with certain covenants based on total shareholders' equity of the Company as defined. The Company was in compliance with these covenants as of December 31, 1997. First mortgage revenue bonds of $4,370,000 were assumed by Omega as of August 14, 1992. The Company remains secondarily liable for the debt service through maturity of these bonds. Omega has indemnified the Company for any losses suffered by the Company as a result of a default on the bonds. Omega has represented to the Company that the debt service on the bonds was current as of December 31, 1997. The Company is leasing the two facilities mortgaged by these bonds.

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

      PIERCE LEASES

      The Company acquired leases with respect to 14 facilities as part of the Pierce transaction. Of these leases, 12 are with the former principal owners of Pierce and have an initial term of 15 years and two five-year renewal options. Beginning at the fifth anniversary, the Company has a right to purchase all twelve facilities as a group for their fair market value. The remaining two leases are subleases that expire in 2017 and 1998. With respect to the latter sublease, the Company and the sublessor have agreed in principal to a direct lease with a five year term beginning concurrent with the expiration of the sublease. The Company has no purchase option with respect to either sublease.

      CONTINGENCIES

      The Company has liability claims and disputes outstanding for professional liability and other issues. Professional liability insurance up to certain limits is carried by the Company and its subsidiaries for coverage of such claims. (See Note 13.) The ultimate results of the litigation are unknown at the present time, but management is of the opinion that there would be no material amounts in excess of liability coverages.

      With respect to worker's compensation, substantially all of the Company's employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. Prior to that time, the Company was self-insured for the first $250,000, on a per claim basis, for worker's compensation claims in a majority of its United States nursing facilities. The Company has been and remains completely self-insured for worker's compensation claims with respect to its Texas operations. The Company has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate as of December 31, 1997. The differences between actual settlements and reserves are included in expense in the year finalized.

      The Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $75,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate. The differences between actual settlements and reserves are included in expense in the year finalized.

      EMPLOYMENT AGREEMENTS

      The Company has employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.5 times their annual base salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change in control of the Company (as defined). The maximum contingent liability under these agreements is approximately $1.6 million. In addition, upon the occurrence of any triggering event, certain executives may elect to require the Company to purchase options granted to them for a purchase price equal to the difference between the fair market value of the Company's common stock at the date of termination and the stated option exercise price. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by the employee or the Company.

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

      HEALTH CARE INDUSTRY

      The health care industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government health care program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Recently, government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of fraud and abuse statutes and regulations. Violations of these laws and regulations could result in expulsion from government health care programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Management believes that the Company is in compliance with fraud and abuse laws and regulations as well as other applicable government laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time.

      During the third quarter of 1997, the Company received separate notifications from the state of Alabama that, as a result of certain deficiencies noted upon periodic surveys of its facilities in Mobile, the facilities would be decertified from participation in the Medicare and Medicaid programs and that licensure revocation could be pursued. The facilities were decertified for 69 and 91 days, respectively, before resurveys found them to be in compliance. Both of the facilities have been recertified for participation in the Medicare and Medicaid programs.

      During 1997, the Federal government enacted the Balanced Budget Act of 1997 ("BBA"), which contains numerous Medicare and Medicaid cost-saving measures. The BBA requires that nursing homes transition to a prospective payment system under the Medicare program during a three year "transition period," commencing with the first cost reporting period beginning on or after July 1, 1998. The BBA also contains certain measures that could lead to future reductions in Medicare therapy cost reimbursement and Medicaid payment rates. Given the recent enactment of the BBA, the Company is unable to predict the ultimate impact of the BBA on its future operations. However, any reductions in government spending for long-term health care could have an adverse affect on the operating results and cash flows of the Company. The Company will attempt to maximize the revenues available to it from governmental sources within the changes that will occur under the BBA. In addition, the Company will attempt to increase nongovernment revenues, including expansion of its assisted living operations in order to offset the loss of governmental revenues as a result of the enactment of the BBA.


13.   PROFESSIONAL LIABILITY INSURANCE

      All of the Company's liability policies are on an occurrence basis and are renewable annually. Each of the coverage limits and the self-insured risks referred to in the following is measured on an annual basis.

      The Company maintains general and professional liability insurance with per claim coverage of $1,000,000 and aggregate coverage limits of up to $3,000,000 for its long-term care services. Through December 31, 1997, with respect to a majority of its United States nursing homes, the Company is self-insured for the first $25,000 per occurrence and $500,000 in the aggregate for such claims. Effective January 1998, these self-insured per claim and aggregate amounts increased to $250,000 and $2,500,000, respectively. In addition, the Company maintains a $50,000,000 aggregate umbrella liability policy for claims in excess of the foregoing limits for its nursing home operations. The assisted living operations acquired in the Pierce transaction are self-insured, with respect to each location, for the first $5,000 per occurrence and $25,000 in the aggregate. In addition, the Company maintains a $10,000,000 aggregate umbrella liability policy for claims in excess of the foregoing limits for these assisted living operations.

      The Canadian facilities owned or leased by the Company maintain general and professional liability insurance with per claim coverage limits of up to $1,398,000 ($2,000,000 Canadian). In addition, the Company maintains a $2,097,000 ($3,000,000 Canadian) aggregate umbrella liability policy for claims in excess of the above limit for these facilities.

      The six TDLP facilities maintain general and professional liability insurance with per claim coverage of $1,000,000 and aggregate coverage limits of up to $2,000,000. In addition, TDLP maintains a $10,000,000 aggregate umbrella liability policy for claims in excess of the foregoing limits for these facilities.

14.   GEOGRAPHIC OPERATIONS

      Expenses incurred by the Company that are not directly traceable to either of the Company's geographic segments (United States and Canada) have been allocated to the applicable geographic region for which benefit the expense was incurred. Information by geographic segment is presented below:

                                     UNITED STATES          CANADA             TOTAL
                                     -------------          ------             -----

Year Ended December 31, 1997:
    Net revenues                     $167,995,000        $14,248,000        $182,243,000
    Income before taxes                 2,818,000          1,889,000           4,707,000
    Identifiable assets               100,644,000         14,317,000         114,961,000

Year Ended December 31, 1996:
    Net revenues                     $153,797,000        $12,440,000        $166,237,000
    Income before taxes                 5,758,000          1,618,000           7,376,000
    Identifiable assets                64,383,000         10,525,000          74,908,000

Year Ended December 31, 1995:
    Net revenues                     $128,781,000        $11,184,000        $139,965,000
    Income before taxes                 5,228,000          1,662,000           6,890,000
    Identifiable assets                52,780,000          6,251,000          59,031,000


15.   RELATED PARTIES

      The Company commenced operations effective with an initial public offering of common stock in May 1994. The Company's predecessor operations were in companies owned or controlled by Counsel. From the Company's inception through November 1996, the Company had two Directors who are directors and key executives of Counsel. The Company provides management services for nine facilities owned by two Canadian limited partnerships. The president of the general partners of these partnerships is a director and key executive of Counsel, and Counsel leases seven of these facilities from one of the partnerships. Management fees from these facilities totaled $1,814,000, $1,656,000 and $1,684,000 for 1997, 1996 and 1995,
      respectively.

      The Company has loaned one of the limited partnerships $1,434,000 and $1,028,000 as of December 31, 1997 and 1996, respectively. The Company has received second, third and fourth mortgage security interests in the partnership assets. The notes receivable bear interest at 8.0% and are being repaid over the life of the management contract.

      Lease expense related to the facilities leased from Counsel totaled $2,091,000 $2,078,000 and $2,052,000 for the years ended December 31,
      1997, 1996 and 1995, respectively.


16.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                    QUARTER
                                      --------------------------------------------------------------------
      1997                               FIRST             SECOND              THIRD             FOURTH
      ----                            -----------        -----------        -----------        -----------

Net revenues                          $43,442,000        $44,237,000        $43,657,000        $50,907,000
                                      ===========        ===========        ===========        ===========

Net income                            $ 1,269,000        $ 1,334,000        $   312,000        $    98,000
                                      ===========        ===========        ===========        ===========

Basic and diluted earnings per
   share                              $       .24        $       .25        $       .06        $       .02
                                      ===========        ===========        ===========        ===========

     1996
     ----
Net revenues                          $39,533,000        $39,776,000        $42,646,000        $44,282,000
                                      ===========        ===========        ===========        ===========

Net income                            $   900,000        $ 1,051,000        $ 1,271,000        $ 1,499,000
                                      ===========        ===========        ===========        ===========

Basic and diluted earnings per
   share                              $       .17        $       .20        $       .24        $       .28
                                      ===========        ===========        ===========        ===========

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (3) and (C) Exhibits

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
 2.1       --  Asset Purchase Agreement among the Company, Pierce
               Management Group First Partnership and others dated July 23,
               1997 (incorporated by reference to Exhibit 2 to the
               Company's quarterly report on Form 10-Q for the quarter
               ended June 30, 1997).

 3.1       --  Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration
               Statement No. 33-76150 on Form S-1).

 3.2       --  Bylaws of the Company (incorporated by reference to Exhibit
               3.2 to the Company's Registration Statement No. 33-76150 on
               Form S-1).

 3.3       --  Amendment to Certificate of Incorporation dated March 23,
               1995 (incorporated by reference to Exhibit A of Exhibit 1 to the Company's Form 8-A filed March 30, 1995).

 4.1       --  Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company's Registration Statement No.
               33-76150 on Form S-1).

 4.2       --  Rights Agreement dated March 13, 1995, between the Company and Third National Bank in Nashville (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated March 13, 1995).

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
 4.3       --  Summary of Shareholder Rights Plan adopted March 13, 1995
               (incorporated by reference to Exhibit B of Exhibit 1 to Form
               8-A filed March 30, 1995).

 4.4       --  Rights Agreement of Advocat Inc. dated March 23, 1995
               (incorporated by reference to Exhibit 1 to Form 8-A filed
               March 30, 1995).

10.1       --  Asset Contribution Agreement among Counsel Corporation and
               Certain of its Direct and Indirect Subsidiaries dated May
               10, 1994 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.2       --  Asset Contribution Agreement among Diversicare Inc. and
               Certain of its Direct and Indirect Subsidiaries dated May
               10, 1994 (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.3       --  1994 Incentive and Non-Qualified Stock Plan for Key
               Personnel (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement No. 33-76150 on Form S-1).

10.4       --  1994 Non-Qualified Stock Option Plan for Directors
               (incorporated by reference to Exhibit 10.4 to the Company's
               Registration Statement No. 33-76150 on Form S-1).

10.5       --  Master Agreement and Supplemental Executive Retirement Plan
               (incorporated by reference to Exhibit 10.6 to the Company's
               Registration Statement No. 33-76150 on Form S-1).

10.6       --  1994 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement No.
               33-76150 on Form S-1).

10.7       --  Form of Employment Agreements dated May 10, 1994, between the Registrant and Dr. Birkett, Mr. Richardson and Ms.
               Hamlett (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement No. 33-76150 on Form S-1).

10.8       --  Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company's Registration
               Statement No. 33-76150 on Form S-1).

10.9       --  Master Lease Agreement dated August 14, 1992, between
               Diversicare Corporation of America and Omega Healthcare
               Investors, Inc. (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement No. 33-76150 on Form
               S-1).

10.10      --  Consent, Assignment and Amendment Agreement between
               Diversicare Corporation of America, Counsel Nursing
               Properties, Inc., Advocat Inc., Diversicare Leasing
               Corporation and Omega Healthcare Investors, Inc. dated May
               10, 1994 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.11      --  Advocat Inc. Guaranty in favor of Omega Healthcare
               Investors, Inc. dated May 10, 1994 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.12      --  Consolidation, Modification and Renewal Note dated August
               30, 1991, by Diversicare Nursing Centers, Inc. to the order of Sovran Bank/Tennessee (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement No.
               33-76150 on Form S-1).

10.13      --  Wraparound Promissory Note dated August 30, 1991, by Texas
               Diversicare Limited Partnership and Diversicare Nursing
               Centers, Inc. (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement No. 33-76150 on Form
               S-1).

10.14      --  Management Agreement dated August 30, 1991, between Texas
               Diversicare Limited Partnership and Diversicare Corporation of America, as assigned effective October 1, 1991, to Diversicare Management, with consent of Texas Diversicare
               Limited Partnership, as amended (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement No.
               33-76150 on Form S-1).

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
10.15      --  Amended and Restated Limited Partnership Agreement dated
               August 30, 1991, among Diversicare General Partner, Inc.,
               J. Scott Jackson and each Limited Partner (incorporated by reference to Exhibit 10.22 to the Company's Registration
               Statement No. 33-76150 on Form S-1).

10.16      --  Participation Agreement dated August 30, 1991, between Texas
               Diversicare Limited Partnership and Diversicare Corporation of America (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement No. 33-76150 on Form
               S-1).

10.17      --  Agreement of Purchase and Sale entered into August 30, 1991, among Diversicare Corporation of America, Texas Diversicare
               Limited Partnership' and Diversicare Corporation of America
               (incorporated by reference to Exhibit 10.25 to the Company's
               Registration Statement No. 33-76150 on Form S-1).

10.18      --  Partnership Services Agreement entered into August 30, 1991, among Texas Diversicare Limited Partnership, Diversicare
               Incorporated and Counsel Property Corporation (incorporated by reference to Exhibit 10.26 to the Company's Registration
               Statement No. 33-76150 on Form S-1).

10.19      --  Guaranteed Return Loan Security Agreement entered into
               August 30, 1991, between Texas Diversicare Limited
               Partnership and Diversicare Incorporated (incorporated by reference to Exhibit 10.27 to the Company's Registration
               Statement No. 33-76150 on Form S-1).

10.20      --  Credit and Security Agreement dated October 12, 1994,
               between NationsBank of Tennessee, N.A., the Company and the Company's subsidiaries (incorporated by reference to Exhibit
               10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.21      --  Promissory Note by Advocat Inc. to the order of Diversicare
               Inc. dated May 10, 1994 (incorporated by reference to
               Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.22      --  Promissory Note by Advocat Inc. to the order of Counsel
               Nursing Properties, Inc. dated May 10, 1994 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.23      --  Demand Master Promissory Note by Advocat Inc. to the order of Diversicare Corporation of America dated May 10, 1994
               (incorporated by reference to Exhibit 10.23 to the Company's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 1994).

10.24      --  Lease Agreement between Counsel Healthcare Assets Inc. and
               Counsel Nursing Properties, Inc. dated May 10, 1994
               (incorporated by reference to Exhibit 10.24 to the Company's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 1994).

10.25      --  Lease Agreement between Counsel Healthcare Assets Inc. and
               Counsel Nursing Properties, Inc. dated May 10, 1994
               (incorporated by reference to Exhibit 10.25 to the Company's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 1994).

10.26      --  Management and Guaranteed Return Loan Agreement dated as of
               November 30, 1985, between Diversicare VI Limited
               Partnership and Diversicare Incorporated, an Ontario corporation, as amended, as assigned effective October 1, 1991, to Diversicare Management Services Co., with consent of Diversicare VI Limited Partnership (incorporated by reference to Exhibit 10.34 to the Company's Registration
               Statement No. 33-76150 on Form S-1).

10.27      --  Management Agreement dated August 24, 1981, between
               Americare Corporation and Diversicare Corporation of
               America, as assigned to Diversicare Management Services Co., with consent of Americare Corporation (incorporated by reference to Exhibit 10.36 to the Company's Registration
               Statement No. 33-76150 on Form S-1).

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
10.28      --  Management Agreement between Counsel Healthcare Assets,
               Inc., an Ontario corporation and Counsel Nursing Properties,
               Inc. dated April 30, 1994, as assigned effective May 10,
               1994, to Diversicare Canada Management Services Co., Inc
               (incorporated by reference to Exhibit 10.28 to the Company's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 1994).

10.29      --  Lease Agreement between Spring Hill Medical, Inc. and First
               American HealthCare, Inc. dated February 1, 1994
               (incorporated by reference to Exhibit 10.38 to the Company's
               Registration Statement No. 33-76150 on Form S-1).

10.30      --  Lease Agreement, as amended, between Bryson Hill Associates of Alabama, Inc. and Estates Nursing Homes, Inc. dated June
               15, 1984, as assigned effective May 10, 1994, to Diversicare
               Leasing Corp. (incorporated by reference to Exhibit 10.39 to the Company's Registration Statement No. 33-76150 on Form
               S-1).

10.31      --  Lease Agreement between HealthCare Ventures and Wessex Care
               Corporation dated October 23, 1989, as assigned effective
               May 10, 1994, to Diversicare Leasing Corp. (incorporated by reference to Exhibit 10.40 to the Company's Registration
               Statement No. 33-76150 on Form S-1).

10.32      --  Lease Agreement between Osborne & Wilson Development Corp.,
               Inc. and Diversicare Corporation of America dated July 7,
               1989, as assigned effective May 10, 1994, to Diversicare
               Leasing Corp. (incorporated by reference to Exhibit 10.41 to the Company's Registration Statement No. 33-76150 on Form
               S-1).

10.33      --  Florida Lease Agreement between Counsel Nursing Properties,
               Inc. and Diversicare Leasing Corp. dated May 10, 1994
               (incorporated by reference to Exhibit 10.33 to the Company's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 1994).

10.34      --  Lease Agreement between Counsel Nursing Properties, Inc. and
               Diversicare Leasing Corp. dated May 10, 1994 (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.35      --  Letter Agreement dated November 23, 1994, among Advocat
               Inc., Omega Healthcare Investors, Inc., Sterling Health Care
               Centers, Inc. and E.B. Lowman, II (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.36      --  Assignment and Assumption Agreement of Master Lease dated
               September 1, 1995, between Sterling Health Care Management,
               Inc., Diversicare Leasing Corp. and Sterling Acquisition
               Corp (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995).

10.37      --  Master Lease dated December 1, 1994, between Sterling Health
               Care Management, Inc. and Sterling Acquisition Corp
               (incorporated by reference to Exhibit 10.2 to the Company's
               Quarterly Report on Form 10-Q for the quarterly period ended
               September 30, 1995).

10.38      --  Assignment and Assumption Agreement of Master Sublease dated
               September 1, 1995, between Sterling Health Care Management,
               Inc., Diversicare Leasing Corp. and O S Leasing Company
               (incorporated by reference to Exhibit 10.3 to the Company's
               Quarterly Report on Form 10-Q for the quarterly period ended
               September 30, 1995).

10.39      --  Master Sublease dated December 1, 1994, between Sterling
               Health Care Management, Inc. and O S Leasing Company
               (incorporated by reference to Exhibit 10.4 to the Company's
               Quarterly Report on Form 10-Q for the quarterly period ended
               September 30, 1995).

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
10.41      --  Letter of Credit Agreement dated September 1, 1995, between
               Omega Health Care Investors, Inc., Sterling Acquisition
               Corp., Sterling Acquisition Corp II, O S Leasing Company and
               Diversicare Leasing Corp (incorporated by reference to
               Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q
               for the quarterly period ended September 30, 1995).

10.42      --  Advocat Inc. Guaranty dated September 1, 1995, in favor of
               Omega Health Care Investors, Inc., Sterling Acquisition
               Corp., Sterling Acquisition Corp. II and O S Leasing Company
               (incorporated by reference to Exhibit 10.6 to the Company's
               Quarterly Report on Form 10-Q for the quarterly period ended
               September 30, 1995).

10.43      --  Management Agreement between Diversicare Management Services
               Co. and Emerald-Cedar Hill, Inc. dated February 20, 1996
               (incorporated by reference to Exhibit 10.43 to the Company's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 1995).

10.44      --  Management Agreement between Diversicare Management Services
               Co. and Emerald-Golfcrest, Inc. dated February 20, 1996
               (incorporated by reference to Exhibit 10.44 to the Company's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 1995).

10.45      --  Management Agreement between Diversicare Management Services
               Co. and Emerald-Golfview, Inc. dated February 20, 1996
               (incorporated by reference to Exhibit 10.45 to the Company's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 1995).

10.46      --  Management Agreement between Diversicare Management Services
               Co. and Emerald-Southern Pines, Inc. dated February 20, 1996
               (incorporated by reference to Exhibit 10.46 to the Company's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 1995).

10.47      --  Loan Agreement between Omega Healthcare Investors, Inc. and
               Diversicare Leasing Corp., d/b/a Good Samaritan Nursing
               Home, dated February 20, 1996 (incorporated by reference to
               Exhibit 10.47 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.48      --  Short Term Note by Diversicare Leasing Corp. to Omega
               Healthcare Investors, Inc. dated February 20, 1996
               (incorporated by reference to Exhibit 10.48 to the Company's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 1995).

10.49      --  Advocat Inc. Guaranty in favor of Omega Healthcare
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

10.53      --  Fourth Amendment to Credit and Security Agreement dated
               April 1, 1996, between NationsBank of Tennessee, N.A.,
               Advocat Inc. and the Subsidiaries (as defined) (incorporated by reference to Exhibit 10.53 to the Company's Quarterly
               Report on Form 10-Q for the quarterly period ended March 31,
               1996).

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
10.54      --  Fifth Amendment to Credit and Security Agreement dated May
               1, 1996, between NationsBank of Tennessee, N.A., Advocat
               Inc. and the Subsidiaries (as defined) (incorporated by
               reference to Exhibit 10.54 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996).

10.55      --  Sixth Amendment to Credit and Security Agreement dated June
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
               1996, between First American National Bank, GMAC-CM
               Commercial Mortgage Corporation, Advocate Inc., Diversicare
               Management Services Co. and the Subsidiaries (as defined)
               (incorporated by reference to Exhibit 10.58 to the Company's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 1996).

10.59      --  Project Loan Agreement (Good Samaritan) dated December 27,
               1996, between GMAC-CM Commercial Mortgage Corporation,
               Advocate Inc., Diversicare Management Services Co. and the
               Subsidiaries (as defined) (incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.60      --  Project Loan Agreement (Afton Oaks) dated December 27, 1996, between GMAC-CM Commercial Mortgage Corporation, Advocate
               Inc., Diversicare Management Services Co. and the
               Subsidiaries (as defined) (incorporated by reference to Exhibit 10.60 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.61      --  Project Loan Agreement (Pinedale) dated December 27, 1996, between GMAC-CM Commercial Mortgage Corporation, Advocate
               Inc., Diversicare Management Services Co. and the
               Subsidiaries (as defined) (incorporated by reference to Exhibit 10.61 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.62      --  Project Loan Agreement (Windsor House) dated December 27,
               1996, between GMAC-CM Commercial Mortgage Corporation,
               Advocate Inc., Diversicare Management Services Co. and the
               Subsidiaries (as defined) (incorporated by reference to Exhibit 10.62 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.63      --  Asset Purchase Agreement dated November 30, 1995, among
               Williams Nursing Homes Inc., d/b/a Afton Oaks Nursing
               Center, Lynn Mayers, Thomas E. Mayers, and Diversicare
               Leasing Corp. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 30,
               1995).

10.64      --  Purchase Agreement between Diversicare Leasing Corporation and Americare Corporation dated February 20, 1996
               (incorporated by reference to Exhibit 2.2 to the Company's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 1995).

10.65      --  Amendment to 1994 Incentive and Non-Qualified Stock Plan for
               Key Personnel (incorporated by reference to Exhibit A to the Company's Schedule 14A filed March 31, 1997).

10.66      --  Amendment to 1994 Non-Qualified Stock Option Plan for
               Directors (incorporated by reference to Exhibit A to the Company's Schedule 14A filed April 19, 1996).

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
21         --  Subsidiaries of the Registrant.

23         --  Consent of Arthur Andersen LLP.

27         --  Financial Data Schedule (for SEC use only).