Form 10-Q
period 1998-03-31
ADVOCAT INC
filed 1998-05-15
CIK 919956

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

CHECK ONE:

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1998
                                                 --------------
                                       OR
   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSACTION PERIOD FROM _________ TO _________.

COMMISSION FILE NO.:   1-12996
                    -------------

                                  ADVOCAT INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                     62-1559667
-------------------------------                ---------------------------------
(STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


             277 MALLORY STATION ROAD, SUITE 130, FRANKLIN, TN 37067
--------------------------------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (615) 771-7575
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                                    5,376,946
--------------------------------------------------------------------------------
      (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF MAY 13, 1998)

                          PART I. FINANCIAL INFORMATION


ITEM 1  -  FINANCIAL STATEMENTS

                                  ADVOCAT INC.
                       INTERIM CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS AND UNAUDITED)


                                                                        March 31,         December 31,
                                                                          1998                1997
                                                                        --------            --------
CURRENT ASSETS:
    Cash and cash equivalents                                           $  3,375            $  2,673
    Receivables, less allowance for doubtful
         accounts of $2,266 and $2,702,
         respectively                                                     25,829              26,010
    Income taxes receivable                                                   80                 380
    Inventories                                                            1,110               1,097
    Prepaid expenses and other assets                                      1,979               1,640
    Deferred income taxes                                                  1,105                 830
                                                                        --------            --------
              Total current assets                                        33,478              32,630
                                                                        --------            --------

PROPERTY AND EQUIPMENT, at cost                                           82,051              80,819
    Less accumulated depreciation
         and amortization                                                (13,032)            (12,149)
                                                                        --------            --------
              Net property and equipment                                  69,019              68,670
                                                                        --------            --------

OTHER ASSETS:
    Deferred tax benefit                                                   5,367               5,460
    Deferred financing and other costs, net                                1,555               1,643
    Other                                                                  8,338               6,558
                                                                        --------            --------
              Total other assets                                          15,259              13,661
                                                                        --------            --------

                                                                        $117,756            $114,961
                                                                        ========            ========




                                   (Continued)

                                  ADVOCAT INC.

                       INTERIM CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS AND UNAUDITED)
                                   (CONTINUED)



                                                                        March 31,         December 31,
                                                                          1998                1997
                                                                        --------            --------
CURRENT LIABILITIES:
    Current portion of long-term debt                                   $    764            $    762
    Trade accounts payable                                                11,020               9,365
    Accrued expenses:
         Payroll and employee benefits                                     5,309               5,576
         Worker's compensation                                               828                 978
         Other                                                             2,408               2,100
                                                                        --------            --------
              Total current liabilities                                   20,329              18,781
                                                                        --------            --------

NONCURRENT LIABILITIES:
    Long-term debt, less current portion                                  60,054              58,373
    Deferred gains with respect to leases, net                             3,478               3,562
    Other                                                                  2,784               3,512
                                                                        --------            --------
              Total noncurrent liabilities                                66,316              65,447
                                                                        --------            --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, authorized 1,000,000 shares,
         $.10 par value, none issued and outstanding                         -0-                 -0-
    Common stock, authorized 20,000,000 shares,
         $.01 par value, 5,377,000 issued and outstanding at
         March 31, 1998 and December 31, 1997, respectively                   54                  54
    Paid-in capital                                                       15,638              15,638
    Retained earnings                                                     15,419              15,041
                                                                        --------            --------
              Total shareholders' equity                                  31,111              30,733
                                                                        --------            --------

                                                                        $117,756            $114,961
                                                                        ========            ========


The accompanying notes are an integral part of these interim consolidated balance sheets.

                                  ADVOCAT INC.

                    INTERIM CONSOLIDATED STATEMENTS OF INCOME
             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, AND UNAUDITED)



                                            Three Months Ended March 31,
                                            ----------------------------
                                              1998               1997
                                             -------            -------
REVENUES:
    Patient revenues                         $41,839            $40,314
    Resident revenues                          8,705              2,174
    Management fees                              906                918
    Interest                                      43                 36
                                             -------            -------
         Net revenues                         51,493             43,442
                                             -------            -------

EXPENSES:
    Operating                                 41,252             34,074
    Lease                                      4,754              3,871
    General and administrative                 2,726              2,312
    Depreciation and amortization                962                661
    Interest                                   1,245                542
                                             -------            -------
         Total expenses                       50,939             41,460
                                             -------            -------

INCOME BEFORE INCOME TAXES                       554              1,982
PROVISION FOR INCOME TAXES                       199                713
                                             -------            -------

NET INCOME                                   $   355            $ 1,269
                                             =======            =======


EARNINGS PER SHARE:
    Basic                                    $   .07            $   .24
                                             =======            =======
    Diluted                                  $   .07            $   .24
                                             =======            =======

WEIGHTED AVERAGE SHARES:
    Basic                                      5,377              5,316
                                             =======            =======
    Diluted                                    5,388              5,328
                                             =======            =======






The accompanying notes are an integral part of these interim consolidated financial statements.

                                  ADVOCAT INC.

             INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                          (IN THOUSANDS AND UNAUDITED)



                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                         1998                1997
                                                        -----             -------

NET INCOME                                              $ 355             $ 1,269
                                                        -----             -------

OTHER COMPREHENSIVE INCOME
    Foreign currency translation adjustments               37                 (53)
    Income tax (expense) benefit                          (13)                 19
                                                        -----             -------
                                                           24                 (34)
                                                        -----             -------
COMPREHENSIVE INCOME                                    $ 379             $ 1,235
                                                        =====             =======










The accompanying notes are an integral part of these interim consolidated financial statements.

                                  ADVOCAT INC.

                 INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)


                                                                                             Three Months Ended March 31,
                                                                                           --------------------------------
                                                                                             1998                     1997
                                                                                           --------                 -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                             $  355                   $ 1,269
    Items not involving cash:
         Depreciation and amortization                                                        962                       661
         Provision for doubtful accounts                                                      446                       251
         Equity earnings in joint ventures                                                    (21)                       (6)
         Amortization of deferred credits                                                    (170)                     (281)
         Deferred income taxes                                                               (195)                    2,077
    Change in assets and liabilities:
         Receivables, net                                                                     264                      (641)
         Inventories                                                                          (13)                     (124)
         Prepaid expenses and other assets                                                   (301)                     (182)
         Trade accounts payable and accrued expenses                                        1,582                    (1,910)
         Other                                                                                 (4)                      (46)
                                                                                           ------                   -------
              Net cash provided from operating activities                                   2,905                     1,068
                                                                                           ------                   -------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment, net                                               (1,098)                     (521)
    Investment in TDLP                                                                       (625)                     (653)
    Mortgage receivable, net                                                                 (305)                     (219)
    Deposits, pre-opening costs and other                                                    (350)                       (4)
    Investment in joint ventures, net                                                        (764)                       11
    TDLP partnership distributions                                                             75                        50
                                                                                           ------                   -------
         Net cash used in investing activities                                             (3,067)                   (1,336)
                                                                                           ------                   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from bank line of credit                                                   1,830                       -0-
    Repayment of debt obligations                                                            (211)                     (170)
    Advances (to) from TDLP, net                                                             (746)                      167
    Advances repaid from lessor, net                                                          -0-                       339
    Financing costs                                                                            (9)                      (18)
                                                                                           ------                   -------
         Net cash provided from financing activities                                          864                       318
                                                                                           ------                   -------



                                   (Continued)

                                  ADVOCAT INC.

                 INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)
                                  (CONTINUED)



                                                                                             Three Months Ended March 31,
                                                                                           --------------------------------
                                                                                             1998                     1997
                                                                                           --------                 -------
INCREASE/DECREASE IN CASH AND CASH EQUIVALENTS                                             $    702                 $    50

CASH AND CASH EQUIVALENTS, beginning of period                                                2,673                   1,942
                                                                                            -------                 -------

CASH AND CASH EQUIVALENTS, end of period                                                    $ 3,375                 $ 1,992
                                                                                            =======                 =======

SUPPLEMENTAL INFORMATION:
         Cash payments of interest                                                          $ 1,365                 $   551
                                                                                            =======                 =======

         Cash payments of income taxes                                                      $   278                 $   889
                                                                                            =======                 =======


Advocat received net benefit plan deposits and earnings and recorded benefit plan liabilities of $37,000 and $45,000 in the three month periods ended March 31, 1998 and 1997, respectively.








The accompanying notes are an integral part of these interim consolidated financial statements.

                                  ADVOCAT INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1998 AND 1997


1.       BUSINESS

Advocat Inc. (together with its subsidiaries, "Advocat" or the "Company") is a leading provider of long-term care services to the elderly. The Company operates nursing homes and assisted living facilities in 11 states and in two Canadian provinces.

As of March 31, 1998, the Company operates 115 facilities consisting of 64 nursing homes with 7,221 licensed beds and 51 assisted living facilities with 4,880 units. The Company owns seven nursing homes, leases 37 others and manages 20 nursing homes. The Company owns 18 assisted living facilities, leases 22 others and manages 11 assisted living facilities. The Company operates 52 nursing homes and 33 assisted living facilities in the United States and 12 nursing homes and 18 assisted living facilities in Canada. The Company's facilities provide a range of health care services to their patients and residents. In addition to the nursing and social services usually provided in the long-term care facilities, the Company offers a variety of comprehensive rehabilitative, nutritional, respiratory and other specialized ancillary services. The Company operates facilities in Alabama, Arkansas, Florida, Georgia, Kentucky, North Carolina, Ohio, South Carolina, Tennessee, Texas, West Virginia and the Canadian provinces of Ontario and British Columbia.

2.       BASIS OF FINANCIAL STATEMENTS

The interim financial statements for the three month periods ended March 31, 1998 and 1997, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim combined financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position at March 31, 1998 and the results of operations and the cash flows for the three month periods ended March 31, 1998 and 1997.

The results of operations for the three month periods ended March 31, 1998 and 1997 are not necessarily indicative of the operating results for the entire respective years. These interim financial statements should be read in connection with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

3.       EARNINGS PER SHARE

Information with respect to the calculation of basic and diluted earnings per share data follows:

                                                              THREE MONTHS ENDED MARCH 31,
                                                            --------------------------------
                                                               1998                  1997
                                                            ----------            ----------

Net income (numerator)                                      $  355,000            $1,269,000
                                                            ==========            ==========

Basic average shares outstanding (denominator)               5,377,000             5,316,000
Employee stock purchase plan                                    10,000                11,000
Options                                                          1,000                 1,000
                                                            ----------            ----------
Diluted average shares outstanding (denominator)             5,388,000             5,328,000
                                                            ==========            ==========

Basic earnings per share                                    $      .07            $      .24
                                                            ==========            ==========

Diluted earnings per share                                  $      .07            $      .24
                                                            ==========            ==========


4.       OTHER COMPREHENSIVE INCOME

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Information with respect to the accumulated comprehensive income balance is presented below:

                                                              THREE MONTHS ENDED MARCH 31,
                                                            --------------------------------
                                                               1998                  1997
                                                            ----------            ----------

Foreign currency items:
     Beginning balance                                      $     (196)           $      (13)
     Current-period change, net of income tax                       24                   (34)
                                                            ----------            ----------
     Ending balance                                         $     (172)           $      (47)
                                                            ==========            ==========


Positive amounts represent unrealized gains and negative amounts represent unrealized losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Advocat (together with its subsidiaries, "Advocat" or the "Company") provides long-term care services to nursing home patients and residents of assisted living facilities in 11 Southeastern states and two Canadian provinces. The Company completed its initial public offering in May 1994; however, its operational history can be traced to February 1980 through common senior management who were involved in different organizational structures.

The Company's facilities provide a range of health care services to their patients and residents. In addition to the nursing, personal care and social services usually provided in long-term care facilities, the Company, through arrangements with third parties, offers a variety of comprehensive rehabilitation services as well as medical supply and nutritional support services.

As of March 31, 1998, Advocat's portfolio includes 115 facilities composed of 64 nursing homes containing 7,221 licensed beds and 51 assisted living facilities containing 4,880 units. In comparison, at March 31, 1997, the Company operated 87 facilities composed of 65 nursing homes containing 7,449 licensed beds and 22 assisted living facilities containing 2,516 units. As of March 31, 1998, the Company owns seven nursing homes, leases 37 others and manages the remaining 20 nursing homes. Additionally, the Company owns 18 assisted living facilities, leases 22 others and manages the remaining 11 assisted living facilities. In the United States, the Company operates 52 nursing homes and 33 assisted living facilities, and in Canada, the Company operates 12 nursing homes and 18 assisted living facilities.

Basis of Financial Statements. The Company's patient and resident revenues consist of the fees charged for the care of patients in the nursing homes and residents of the assisted living facilities owned and leased by the Company. Management fee revenues consists of the fees charged to the owners of the facilities managed by the Company. The management fee revenues are based on the respective contractual terms of the Company's management agreements, which generally provide for management fees ranging from 3.5% to 6.0% of the net revenues of the managed facilities. As a result, the level of management fees is affected positively or negatively by the increase or decrease in the average occupancy level rates of the managed facilities. Management fees also include consulting and development fee income. The Company's operating expenses include the costs, other than lease, depreciation and amortization expenses, incurred in the nursing homes and assisted living facilities owned and leased by the Company. The Company's general and administrative expenses consist of the costs of the corporate office and regional support functions, including the costs incurred in providing management services to other owners. The Company's depreciation, amortization and interest expenses include all such expenses across the range of the Company's operations.

RESULTS OF OPERATIONS

The following tables present the unaudited interim statements of income and related data for the three months ended March 31, 1998 and 1997.

       (IN THOUSANDS)                             THREE MONTHS ENDED MARCH 31,
                                          --------------------------------------------
                                            1998       1997        CHANGE          %
                                          -------     -------     -------       ------
 REVENUES:
        Patient revenues                  $41,839     $40,314     $ 1,525          3.8
        Resident revenues                   8,705       2,174       6,531        300.4
        Management fees                       906         918         (12)        (1.3)
        Interest                               43          36           7         18.6
                                          -------     -------     -------
                 Net revenues              51,493      43,442       8,051         18.5
                                          -------     -------     -------
EXPENSES:
        Operating                          41,252      34,074       7,178         21.1
        Lease                               4,754       3,871         883         22.8
        General and administrative          2,726       2,312         414         17.9
        Depreciation and amortization         962         661         301         45.4
        Interest                            1,245         542         703        129.9
                                          -------     -------     -------
                 Total expenses            50,939      41,460       9,479         22.9
                                          -------     -------     -------

 INCOME BEFORE INCOME TAXES                   554       1,982      (1,428)       (72.0)
 PROVISION FOR INCOME TAXES                   199         713        (514)       (72.0)
                                          -------     -------     -------

 NET INCOME                               $   355     $ 1,269     $  (914)       (72.0)
                                          =======     =======     =======


PERCENTAGE OF NET REVENUES

                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                       1998                  1997
                                                      ------                ------
 REVENUES:
        Patient revenues                                81.2%                 92.8%
        Resident revenues                               16.9                   5.0
        Management fees                                  1.8                   2.1
        Interest                                         0.1                   0.1
                                                      ------                ------
                 Net revenues                          100.0%                100.0%
                                                      ------                ------
OPERATING EXPENSES:
        Operating                                       80.1                  78.4
        Lease                                            9.2                   8.9
        General and administrative                       5.3                   5.3
        Depreciation and amortization                    1.9                   1.5
        Interest                                         2.4                   1.3
                                                      ------                ------
                 Total expenses                         98.9                  95.4
                                                      ------                ------

 INCOME BEFORE INCOME TAXES                              1.1                   4.6
 PROVISION FOR INCOME TAXES                              0.4                   1.7
                                                      ------                ------

 NET INCOME                                              0.7%                  2.9%
                                                      ======                ======

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1997

Regulatory Issues. The Company's operating results have been profoundly affected by regulatory issues in the State of Alabama beginning in the third quarter of 1997. During the summer of 1997, the Company received notifications from the Alabama Department of Public Health that, as a result of certain deficiencies noted upon periodic surveys of its two facilities in Mobile, the facilities would be decertified from participation in the Medicare and Medicaid programs and that licensure revocation could be pursued. The Company appealed the proceedings, noting that none of the deficiencies were life-threatening, that the deficiencies noted did not warrant the penalty imposed and that in the case of one of the facilities, it was JCAHO accredited. The appeals were denied by the State agency, and as a result, the facilities were decertified for 69 and 91 days, respectively, before resurveys found them to be in compliance. Both of the facilities have been recertified for participation in Medicare and Medicaid programs and the State has stayed its license revocation proceedings with respect to the two Alabama facilities, agreeing that the Company responded favorably toward the resolution of all issues. The Company has aggressively pursued improved communications with the State and has reached agreement with the State on methods of improved operations. The Company's remaining five Alabama facilities have successfully passed their most recent annual licensure surveys.

The Company, in response to the regulatory problems at the two Mobile facilities, entered into a reorganization of its regional and facility management, conducted in-depth reviews of all seven of the Company's Alabama facilities, engaged nationally recognized consultants to assist in achieving compliance and engaged local legal counsel familiar with the Alabama regulatory environment. Many of the costs associated with the decertifications were non-recurring and limited to the latter half of 1997. However, the Company's operations have continued to be impacted in 1998 on two broad fronts: census declines and permanent cost increases. For the three months ended March 31, 1998, the decertified facilities had recovered approximately 15 percentage points above the occupancy lows experienced during the decertification periods, which is approximately half-way toward a full recovery of historical levels. It is estimated that the revenue loss associated with the census decline in the 1998 period is approximately $522,000. The Company's response to the decertifications included permanent staffing increases affecting all Alabama facilities amounting to an increase of approximately $586,000 in 1998 over the 1997 period. Due to the nature of the Alabama reimbursement system, the Company will not begin to realize an improved reimbursement rate relative to its higher cost levels until July 1, 1998. The Company expects the Alabama operations to return to normal levels during the latter half of 1998. However, there can be no assurance that either of the facilities will return to the census and profitability levels experienced prior to the decertification.

As a result of the lost revenues from the census declines, the permanent cost increases incurred in response to the survey issues and miscellaneous other costs, the Company experienced an estimated negative impact on 1998 earnings of approximately $900,000 after income taxes, or approximately $0.17 per share.

New Facilities. Since its inception as a public company in 1994, Advocat has sought to expand its operations through the acquisition of attractive properties via either purchase or lease. Management has conscientiously evaluated the acquisition opportunities that have been available to the Company in light of criteria that were established to help insure the long-term value of the acquisitions that have been completed.

All of the Company's acquisition activity in 1997 was consummated in the fourth quarter. The Company acquired 17 assisted living facilities through purchase and acquired leases with respect to an additional 15 assisted living facilities. These acquisitions added 2,483 units to the Company. The substantial portion of these were acquired in the Pierce Group Acquisition: 29 assisted living facilities, all located in North Carolina, with a total of 2,302 units. In the Pierce Group Acquisition, the Company purchased 15 facilities and leased 14 others. The Company holds the option to purchase 12 of the leased facilities for market value beginning at the fifth anniversary. With the Pierce Group Acquisition, the Company, which has long been involved in the provision of assisted living services in its Canadian operations, established a foundation from which it hopes to expand its presence in the growing assisted living market in the United States.

The acquired facilities are hereafter referred to collectively or in part as the "New Facilities." The contribution of the New Facilities to selected components of operations is noted separately where such contribution is significant within their first year of operations. With the completion of the first year of operations following acquisition or opening, a facility becomes part of same store operations.

Revenues. Net revenues increased to $51.5 million in 1998 from $43.4 million in 1997, an increase of $8.1 million, or 18.5%. Patient revenues increased to $41.8 million in 1998 from $40.3 million in 1997, an increase of $1.5 million, or 3.8%. Resident revenues increased to $8.7 million in 1998 from $2.2 million in 1997, an increase of $6.5 million, or 300.4%. This increase is entirely attributable to the New Facilities. Revenue increases among facilities operated at least one year were primarily due to inflationary increases rather than from expanded services. These increases were offset by foregone revenues with respect to the decertified facilities and to one facility that was closed in April 1997. Excluding these facilities, there was a 5.3% decline in patient and resident days (approximately 24,000 days) among facilities in operation for at least one year. While the recent increases in reimbursement rates received by the Company have met or exceeded expectations, the Company anticipates it is likely that state and federal governments will continue to seek ways to retard the rate of growth in Medicaid program rates. As a percent of patient and resident revenues, Medicare decreased to 25.8% in 1998 from 26.1% in 1997 while Medicaid and similar programs increased to 55.4% in 1998 from 55.1% in 1997.

Ancillary service revenues, prior to contractual allowances, increased to $16.7 million in 1998 from $13.8 million in 1997, an increase of $2.9 million or 21.2%. The Company has emphasized expansion of ancillary services since its inception in 1994. However, the rate of growth began to decline in 1996. Management believes that the opportunities available for the expansion of ancillary services in its existing operations were essentially fully realized by the beginning of 1997. The 1998 increase is primarily due to benefits realized from the transition to a single therapy provider in a majority of its nursing homes and from an increase in sales to third parties. Because cost limits are expected to be placed on ancillary services as part of the transition to the

Medicare prospective payment system and because of other cost limitation provisions that have been announced or could occur, the Company anticipates that ancillary service revenues with respect to its existing operations will begin trending down during 1998. The ultimate effect on the Company's operations cannot be predicted at this time because the extent and composition of the cost limitations are not yet certain.

Operating Expense. Operating expense increased to $41.3 million in 1998 from $34.1 million in 1997, an increase of $7.2 million, or 21.1%. Of this increase, $4.1 million is attributable to the New Facilities. As a percent of patient and resident revenues, operating expense increased to 81.6% in 1998 from 80.2% in 1997. This increase is attributable to increased costs relative to revenues in the nursing home segment. These increases include the costs associated with the Alabama decertifications, increased provision for bad debts and increased liability insurance costs. With respect to facilities operated at least one year and excluding the Alabama region, the operating expense percentage was 83.4%. As a percent of resident revenues, operating expense of the New Facilities was 61.9%. All of the New Facilities are assisted living locations, which typically have lower operating costs than do nursing homes. The largest component of operating expense is wages, which increased to $18.5 million in 1998 from $15.5 million in 1997, an increase of $3.0 million, or 19.7%. Of this increase, $2.4 million is attributable to the New Facilities. Wages with respect to facilities in operation for at least one year increased $635,000, or 4.1%. The Company's wage increases are generally in line with inflation, however, the larger increase with respect to the same facility operations is due primarily to a 20.1% increase in Alabama that arose principally from staffing responses to the decertifications.

Lease Expense. Lease expense increased to $4.8 million in 1998 from $3.9 million in 1997, an increase of $883,000, or 22.8%, which is primarily attributable to the New Facilities.

General and Administrative Expense. General and administrative expense increased to $2.7 million in 1998 from $2.3 million in 1997, an increase of $414,000, or 17.9%. The increase in excess of inflation is primarily attributable to the expense of managing the New Facilities and structural costs associated with the Alabama decertifications. As a percent of total net revenues, general and administrative expense was 5.3% in both 1998 and 1997.

Depreciation and Amortization. Depreciation and amortization expenses increased to $962,000 in 1998 from $661,000 in 1997, an increase of $301,000, or 45.4%.
This increase is primarily attributable to the New Facilities.

Interest Expense. Interest expense increased to $1.2 million in 1998 from $542,000 in 1997, an increase of $703,000, or 129.9%. This increase is primarily attributable to financing associated with the New Facilities.

Income Before Income Taxes; Net Income; Earnings Per Share. As a result of the above, income before income taxes was $554,000 in 1998 as compared with $2.0 million in 1997, a decrease of $1.4 million, or 72.0%. The effective combined federal, state and provincial income tax rate was 36.0% in both 1998 and 1997. Net income was $355,000 in 1998 as compared with $1.3 million in 1997, a decrease of $914,000, and basic and diluted earnings per share were each $.07 as compared with $.24.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998 and December 31, 1997, the Company's working capital was
$13.1 million and $13.8 million, respectively, and the current ratio was 1.6 and 1.7, respectively.

Net cash provided by operating activities totaled $2.9 million and $1.1 million in the three month periods ended March 31, 1998 and 1997, respectively. These amounts primarily represent the cash flows from net income plus changes in non-cash components of operations and by working capital changes.

Net cash used by investing activities totaled $3.1 million and $1.3 million for the three month periods ended March 31, 1998 and 1997, respectively. These amounts primarily represent purchases of property, plant and equipment, investments in joint ventures and additional investment in TDLP, a limited partnership for which the Company serves as the general partner. The Company has used between $2.4 million and $3.0 million for capital expenditures in each of the last three calendar years ending December 31, 1997. Substantially all such expenditures were for facility improvements and equipment, which were financed principally through working capital. For the year ended December 31, 1998, the Company anticipates that capital expenditures for improvements and equipment for its existing facility operations will be approximately $5.5 million, including $2.9 million for non-routine projects. The Company has announced its participation in several joint ventures. The Company will be a minority partner in four assisted living facilities to be developed in Canada. In addition, the Company will participate in an institutional pharmacy joint venture with NCS HealthCare, Inc. For the three months ended March 31, 1998, the Company had net expenditures of $764,000 relative to its joint venture activities. Management anticipates additional investments of up to $1.8 million will be required under its current joint venture commitments over the next 12 months.

Net cash provided by financing activities totaled $864,000 and $318,000 for the three month periods ended March 31, 1998 and 1997, respectively. The net cash provided from financing activities primarily represents net proceeds from issuance and repayment of debt and advances to or repayments from related parties.

The Company has begun implementation of an integrated information management system that will provide enhanced monitoring and tracking of all its operations. Real-time information will be available to managers at all levels with respect to clinical care planning, reimbursement, and financial control management. The changes are under the direction of the Company's new Vice President and Chief Information Officer. The conversion of all of the Company's nursing homes to this sophisticated new information platform should be completed by November 1998. Along with the implementation of the new information system, Advocat will be centralizing the accounting function for its nursing home operations. The Company anticipates recording a one-time pre-tax accounting charge in the second quarter of 1998 of approximately $1.0 to $1.5 million, representing the costs associated with the closing of certain regional offices, the reduction of accounting personnel, the write-off of certain capitalized software development costs and other related costs.

At March 31, 1998, the Company had total debt outstanding of $60.8 million, of which $11.3 million was principally mortgage debt bearing interest at floating rates ranging from 6.3% to 10.0%. The Company also had outstanding a promissory note (the "Bridge Loan") in the amount of $34.1 million, which was used to fund the Pierce Group Acquisition. The Company's remaining debt of $15.4 million was drawn under the Company's lines of credit. Most of the Company's debt is at floating interest rates, generally at a spread above the London Interbank Offered Rate ("LIBOR"). At March 31, 1998, the Company's average interest rate on its indebtedness was 8.1%.

The Company has a working capital line of credit and an acquisition line of credit. The working capital line of credit provides for working capital loans and letters of credit aggregating up to the lesser of $10.0 million or the borrowing base, as defined. The Company's obligations under the working capital line are secured by certain accounts receivable and substantially all other Company assets. Advances under the working capital line bear interest payable monthly at the Company's option of either LIBOR plus 2.50% or the bank's Index rate. The working capital line terminates and all outstanding borrowings are due in December 1999. As of March 31, 1998, the Company had drawn $4.27 million, had $5.65 million of letters of credit outstanding, and had $81,000 remaining borrowing capability under the working capital line of credit. As of May 13, 1998, the draws totaled $4.35 million and the Company had no remaining borrowing capability under the original working capital line of credit. The Company has received a temporary increase from its lenders in the working capital line of credit availability of $1.25 million (the "Overline"). The Overline is subject to the same terms and conditions as the $10.0 million working capital line of credit. The Overline terminates and all outstanding borrowings are due on June 26, 1998. In April 1998, the Company borrowed and repaid $887,000 under the Overline. As of May 13, 1998, the balance drawn under the Overline totaled $597,000.

The acquisition line of credit of $40.0 million, less outstanding borrowings, is available to fund approved acquisitions through October 1999. The Company's obligations under the acquisition line are secured by the assets acquired with the draws under the acquisition line. Advances under the acquisition line bear interest, payable monthly, at LIBOR plus a defined spread with respect to each facility based upon its loan-to-value ratio and debt service coverage. Individual advances made under the acquisition line are due three years from the date of initial funding. As of both March 31, 1998, and May 13, 1998, the Company has drawn $11.1 million under the acquisition line, which amount was secured by four nursing homes, and had $28.9 million available for future acquisitions.

The Bridge Loan is unsecured. However, the Company has agreed not to pledge or otherwise encumber the assets acquired in the Pierce Group Acquisition or issue other debt without the banks' approval. As of both March 31, 1998 and May 13, 1998, the outstanding balance of the Bridge Loan was $34.1 million and the interest rate was 8.0%. The Bridge Loan bears floating interest in relation to LIBOR and has a balloon maturity in April 1999.

Prior to funding the Bridge Loan, the Company was required to obtain a commitment for replacement financing. The Company satisfied this requirement by obtaining a commitment for up to $30.0 million of long-term financing under which the Company may borrow and pledge the assets acquired in the Pierce Group Acquisition as collateral. Loans are available at up to 80.0% of the value of the pledged assets. Interest, which would be at LIBOR plus a defined spread, would be determined based upon the length of term selected (3, 10, or 20 years) and the loan-to-value ratio. This commitment is available through November 1999. However, the Company may not draw upon this commitment so long as the Bridge Loan remains outstanding. In addition to this commitment, the Company is exploring other alternatives for refinancing of the Bridge Loan.

The Company's lines of credit and the Bridge Loan contain various financial covenants, the most restrictive of which relate to net worth, cash flow, debt to equity ratio requirements, and limits on the payment of dividends to shareholders. As of March 31, 1998, the Company was in compliance with the covenants.

Based upon the operations of the Company, management believes that available cash and funds generated from operations, as well as amounts available through its banking relationships, will be sufficient for the Company to satisfy its capital expenditures, working capital, and debt requirements for the next twelve months. The Company intends to satisfy the capital requirements for its acquisition activities primarily through its acquisition line of credit complemented as appropriate by various other possible means such as borrowings from commercial lenders, seller-financed debt, issuance of additional debt, financing obtained from sale and leaseback transactions and internally-generated cash from operations. On a long-term basis, management believes the Company will be able to satisfy the principal repayment requirements on its indebtedness with a combination of funds generated from operations and from refinancings with the existing or new commercial lenders or by accessing capital markets.

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

Gross accounts receivable attributable to the provision of patient and resident services at March 31, 1998 and December 31, 1997, totaled $26.7 million and $27.2 million, respectively, representing approximately 49 and 50 days in accounts receivable, respectively. Accounts receivable from the provision of management services was $330,000 and $716,000 respectively, at March 31, 1998 and December 31, 1997 representing approximately 34 and 62 days in accounts receivable, respectively.

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

Since 1991, the Company and its predecessor have included in their consolidated operations the operations of the six facilities of TDLP. The Company serves as the general partner of TDLP and has several continuing obligations to TDLP, one of which includes cash flow support through August 2001. As of March 31, 1998, the Company has provided advances for working capital funding and requirements under the cash flow guarantee to TDLP totaling $4.0 million. The Company will recognize the advances receivable from TDLP as long as the total of the Company's recorded net assets in TDLP are less than the estimated fair value of the Company's interests in TDLP. As of March 31, 1998, the Company's recorded net assets and amounts available from TDLP approximate the combined value of its interests in TDLP. As a result, the ultimate realization of future advances to TDLP may require reserves to be recorded by the Company to offset future increases in the advances.

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

During 1997, the Federal government enacted the Balanced Budget Act of 1997 (the "BBA"), which contains numerous Medicare and Medicaid cost-saving measures. The BBA requires that nursing homes transition to a prospective payment system under the Medicare program during a three year "transition period," commencing with the first cost reporting period beginning on or after July 1, 1998. The BBA also contains certain measures that could lead to future reductions in Medicare therapy cost reimbursement and Medicaid payment rates. Given the recent enactment of the BBA, the Company is unable to predict the ultimate impact of the BBA on its future operations. However, any reductions in government spending for long-term health care could have an adverse effect on the revenues and results of operation of the Company. The Company will attempt to maximize the revenues available to it from governmental sources within the changes that will occur under the BBA. In addition, the Company will attempt to increase non-governmental revenues, including expansion of its assisted living operations, in order to offset the loss of governmental revenues as a result of the enactment of the BBA.

FOREIGN CURRENCY TRANSLATION

The Company has obtained its financing primarily in U.S. dollars; however, it incurs revenues and expenses in Canadian dollars with respect to Canadian management activities and operations of the Company's owned and leased facilities located in Canada. Therefore, if the currency exchange rate fluctuates, the Company may experience currency translation gains and losses with respect to the operations of these activities and the capital resources dedicated to their support. While such currency exchange rate fluctuations have not been material to the Company in the past, there can be no assurance that the Company will not be adversely affected by shifts in the currency exchange rates in the future.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 is effective for financial statement periods beginning after December 15, 1997. It establishes standards for the way public companies report information about operating segments in annual financial statements. SFAS No. 131 also requires that public companies report selected information about operating segments in interim financial reports issued to shareholders, although application to interim periods is not required in the first year of adoption. The Company will adopt the provision of this statement in association with its 1998 year-end financial statements. The Company does not expect the adoption of this standard to have a material effect on the Company's results of operations.

IMPACT OF THE YEAR 2000

The Company is currently reengineering its accounting and information systems. Management anticipates that the systems conversion of the United States nursing home operations will be completed by November 30, 1998. Included in the process of selecting hardware and software, assurances have been sought and received from the various vendors that their products are Year 2000 compliant. The Company continues to evaluate other areas that may be affected. To date, no issues of a material nature have been identified, and the costs of ensuring compliance are not expected to have a material impact on the Company's results of operations.

FORWARD-LOOKING STATEMENTS

The foregoing discussion and analysis provides information deemed by Management to be relevant to an assessment and understanding of the Company's consolidated results of operations and its financial condition. It should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Certain statements made by or on behalf of the Company, including those contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties including, but not limited to, changes in governmental reimbursement or regulation, health care reforms, the ability to execute on the Company's acquisition program, both in obtaining suitable acquisitions and financing therefor, changing economic conditions as well as others. Actual results may differ materially from those expressed or implied in forward-looking statements. The Company hereby makes reference to items set forth under the heading "Risk Factors" in the Company's Registration Statement on Form S-1, as amended (Registration No. 33-76150). Such cautionary statements identify important factors that could cause the Company's actual results to materially differ from those projected in forward-looking statements. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.



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



                                      ADVOCAT INC.

May 15, 1998
                                 By:  /s/ Mary Margaret Hamlett
                                      -----------------------------------------
                                      Mary Margaret Hamlett
                                      Principal Financial Officer and Chief
                                      Accounting Officer and An Officer Duly
                                      Authorized to Sign on Behalf of the
                                      Registrant

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