Form 10-Q
period 1998-06-30
ADVOCAT INC
filed 1998-08-14
CIK 919956

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

CHECK ONE:

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1998
                                                  -------------

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

                                      NONE
-------------------------------------------------------------------------------
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

                                    5,398,710
-------------------------------------------------------------------------------
     (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF AUGUST 12, 1998)

                          PART I. FINANCIAL INFORMATION

ITEM 1  -  FINANCIAL STATEMENTS

                                  ADVOCAT INC.
                       INTERIM CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS AND UNAUDITED)

                                                JUNE 30,   DECEMBER 31,
                                                  1998        1997
                                               ---------   ------------
CURRENT ASSETS:
    Cash and cash equivalents                  $   1,649    $   2,673
    Receivables, less allowance for doubtful
         accounts of $2,417 and $2,702,
         respectively                             27,414       26,010
    Income taxes receivable                          280          380
    Inventories                                    1,063        1,097
    Prepaid expenses and other assets              1,863        1,640
    Deferred income taxes                          1,330          830
                                               ---------    ---------
              Total current assets                33,599       32,630
                                               ---------    ---------

PROPERTY AND EQUIPMENT, at cost                   83,193       80,819
    Less accumulated depreciation
         and amortization                        (13,759)     (12,149)
                                               ---------    ---------
              Net property and equipment          69,434       68,670
                                               ---------    ---------

OTHER ASSETS:
    Deferred tax benefit                           5,366        5,460
    Deferred financing and other costs, net        1,450        1,643
    Other                                          9,073        6,558
                                               ---------    ---------
              Total other assets                  15,889       13,661
                                               ---------    ---------

                                               $ 118,922    $ 114,961
                                               =========    =========




                                   (Continued)

                                  ADVOCAT INC.

                       INTERIM CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS AND UNAUDITED)
                                   (CONTINUED)

                                                                JUNE 30,  DECEMBER 31,
                                                                 1998         1997
                                                               ---------  ------------
CURRENT LIABILITIES:
    Current portion of long-term debt                          $  1,069   $    762
    Trade accounts payable                                       10,580      9,365
    Accrued expenses:
         Payroll and employee benefits                            5,470      5,576
         Other                                                    4,413      3,078
                                                               --------   --------
              Total current liabilities                          21,532     18,781
                                                               --------   --------

NONCURRENT LIABILITIES:
    Long-term debt, less current portion                         60,453     58,373
    Deferred gains with respect to leases, net                    3,416      3,562
    Other                                                         2,850      3,512
                                                               --------   --------
              Total noncurrent liabilities                       66,719     65,447
                                                               --------   --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, authorized 1,000,000 shares,
         $.10 par value, none issued and outstanding                -0-        -0-
    Common stock, authorized 20,000,000 shares,
         $.01 par value, 5,377,000 issued and outstanding at
         June 30, 1998 and December 31, 1997, respectively           54         54
    Paid-in capital                                              15,638     15,638
    Retained earnings                                            14,979     15,041
                                                               --------   --------
              Total shareholders' equity                         30,671     30,733
                                                               --------   --------

                                                               $118,922   $114,961
                                                               ========   ========


The accompanying notes are an integral part of these interim consolidated balance sheets.

                                  ADVOCAT INC.

                    INTERIM CONSOLIDATED STATEMENTS OF INCOME
             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, AND UNAUDITED)

                                      THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                      ---------------------------        -------------------------
                                        1998              1997              1998           1997
                                        ----              ----              ----           ----
REVENUES:
     Patient revenues                 $ 43,108          $ 41,150          $ 84,946       $ 81,464
     Resident revenues                   8,629             2,093            17,334          4,267
     Management fees                       906               957             1,812          1,875
     Interest                               55                37                99             74
                                      --------          --------          --------       --------
         Net revenues                   52,698            44,237           104,191         87,680
                                      --------          --------          --------       --------

EXPENSES:
    Operating                           42,131            34,859            83,383         68,932
    Lease                                4,809             3,744             9,563          7,615
    General and administrative           2,730             2,406             5,456          4,719
    Depreciation and amortization          832               671             1,794          1,333
    Interest                             1,254               472             2,499          1,014
    Non-recurring charges                1,468               -0-             1,468            -0-
                                      --------          --------          --------       --------
         Total expenses                 53,224            42,152           104,163         83,613
                                      --------          --------          --------       --------

INCOME (LOSS) BEFORE INCOME TAXES         (526)            2,085                28          4,067
PROVISION (BENEFIT)FOR INCOME
       TAXES                              (189)              751                10          1,464
                                      --------          --------          --------       --------

NET INCOME (LOSS)                     $   (337)         $  1,334          $     18       $  2,603
                                      ========          ========          ========       ========

EARNINGS (LOSS) PER SHARE:
         Basic                        $   (.06)         $    .25          $    .00       $    .49
                                      ========          ========          ========       ========
         Diluted                      $   (.06)         $    .25          $    .00       $    .49
                                      ========          ========          ========       ========

WEIGHTED AVERAGE SHARES:
         Basic                           5,377             5,316             5,377          5,316
                                      ========          ========          ========       ========
         Diluted                         5,377             5,339             5,391          5,334
                                      ========          ========          ========       ========



The accompanying notes to interim financial statements are an integral part of these interim consolidated financial statements.

                                  ADVOCAT INC.

             INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                          (IN THOUSANDS AND UNAUDITED)

                                               THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                               ---------------------------    -------------------------
                                                  1998            1997           1998           1997
                                                  ----            ----           ----           ----

NET INCOME (LOSS)                               $  (337)        $ 1,334        $    18        $ 2,603
                                                -------         -------        -------        -------

OTHER COMPREHENSIVE INCOME:
     Foreign currency translation adjustments      (162)              9           (125)           (44)
     Income tax (expense) benefit                    58              (3)            45             16
                                                -------         -------        -------        -------
                                                   (104)              6            (80)           (28)
                                                -------         -------        -------        -------

COMPREHENSIVE INCOME (LOSS)                     $  (441)        $ 1,340        $   (62)       $ 2,575
                                                =======         =======        =======        =======










The accompanying notes are an integral part of these interim consolidated financial statements.

                                  ADVOCAT INC.

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)

                                                             SIX MONTHS ENDED JUNE 30,
                                                             -------------------------
                                                               1998          1997
                                                               ----          ----
CASH FLOWS (LOSS) FROM OPERATING ACTIVITIES:
    Net income                                               $     18       $ 2,603
    Adjustments to reconcile net income to net
       cash provided from operating activities:
         Depreciation and amortization                          1,795         1,333
         Provision for doubtful accounts                          786           856
         Equity earnings in joint ventures                        (42)          (21)
         Amortization of deferred credits                        (278)         (532)
         Deferred income taxes                                   (360)        2,261
         Non-recurring change write off                         1,028           -0-
    Change in assets and liabilities:
         Receivables, net                                      (2,332)       (2,130)
         Inventories                                               34          (292)
         Prepaid expenses and other assets                       (478)         (228)
         Trade accounts payable and accrued expenses            2,446          (515)
         Other                                                     47           (62)
                                                               ------       -------
              Net cash provided from operating activities       2,664         3,273
                                                               ------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment, net                   (2,737)       (1,193)
    Investment in TDLP                                           (632)         (655)
    Mortgage receivable, net                                     (305)         (307)
    Deposits, pre-opening and other costs                        (435)          (40)
    Investment in joint ventures, net                          (1,345)           20
    TDLP partnership distributions                                152            99
                                                              -------       -------
         Net cash used in investing activities                 (5,302)       (2,076)
                                                              -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of debt obligations                                (411)         (335)
    Net proceeds from bank line of credit                       2,908           -0-
    Advances to TDLP, net                                        (815)         (139)
    Advances repaid by lessor, net                                -0-           442
    Financing costs                                               (68)          (94)
                                                              -------       -------
         Net cash provided from (used in) financing
           activities                                         $ 1,614       $  (126)
                                                              -------       -------


                                   (Continued)

                                  ADVOCAT INC.

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)
                                   (CONTINUED)

                                                 SIX MONTHS ENDED JUNE 30,
                                                 -------------------------
                                                     1998       1997
                                                     ----       ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   $(1,024)   $ 1,071

CASH AND CASH EQUIVALENTS, beginning of period       2,673      1,942
                                                   -------    -------

CASH AND CASH EQUIVALENTS, end of period           $ 1,649    $ 3,013
                                                   =======    =======

SUPPLEMENTAL INFORMATION:
      Cash payments of interest                    $ 2,362    $ 1,014
                                                   =======    =======
      Cash payments of income taxes                $   637    $   957
                                                   =======    =======


The Company received net benefit plan deposits and earnings and recorded benefit plan liabilities of $286,000 and $9,000 in the six month periods ended June 30, 1998 and 1997, respectively.




The accompanying notes to interim financial statements are an integral part of these interim consolidated financial statements.

                                  ADVOCAT INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1998 AND 1997

1.       BUSINESS

Advocat Inc. (together with its subsidiaries, "Advocat" or the "Company") is a leading provider of long-term care services to the elderly. The Company operates nursing homes and assisted living facilities in 11 states and in two Canadian provinces.

As of June 30, 1998, the Company operates 116 facilities consisting of 64 nursing homes with 7,221 licensed beds and 52 assisted living facilities with 4,980 units. The Company owns seven nursing homes, leases 37 others and manages 20 nursing homes. The Company owns 18 assisted living facilities, leases 22 others and manages 12 assisted living facilities. The Company operates 52 nursing homes and 33 assisted living facilities in the United States and 12 nursing homes and 19 assisted living facilities in Canada. The Company's facilities provide a range of health care services to their patients and residents. In addition to the nursing and social services usually provided in the long-term care facilities, the Company offers a variety of comprehensive rehabilitative, nutritional, respiratory and other specialized ancillary services. The Company operates facilities in Alabama, Arkansas, Florida, Georgia, Kentucky, North Carolina, Ohio, South Carolina, Tennessee, Texas, West Virginia and the Canadian provinces of Ontario and British Columbia.

2.       BASIS OF FINANCIAL STATEMENTS

The interim financial statements for the three and six month periods ended June 30, 1998 and 1997, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position at June 30, 1998, the results of operations for the three and six month periods ended June 30, 1998 and 1997, and the cash flows for the six month periods ended June 30, 1998 and 1997.

The results of operations for the three and six month periods ended June 30, 1998 and 1997 are not necessarily indicative of the operating results for the entire respective years. These interim financial statements should be read in connection with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

3.       EARNINGS PER SHARE

Information with respect to the calculation of basic and diluted earnings per share data follows:

                                                  THREE MONTHS ENDED JUNE 30, SIX MONTHS ENDED JUNE 30,
                                                  --------------------------- -------------------------
                                                      1998           1997        1998          1997
                                                      ----           ----        ----          ----
Net income (loss) (numerator)                      $ (337,000)   $1,334,000   $   18,000   $2,603,000
                                                   ==========    ==========   ==========   ==========

Basic average shares outstanding (denominator)      5,377,000     5,316,000    5,377,000    5,316,000
Employee stock purchase plan                              N/A(1)     15,000       13,000       14,000
Options                                                   N/A(1)      8,000        1,000        4,000
                                                   ----------    ----------   ----------   ----------
Diluted average shares outstanding (denominator)    5,377,000     5,339,000    5,391,000    5,334,000
                                                   ==========    ==========   ==========   ==========

Basic earnings(loss) per share                    $     (.06)   $      .25   $      .00   $      .49
                                                   ==========    ==========   ==========   ==========

Diluted earnings (loss) per share                  $     (.06)   $      .25   $      .00   $      .49
                                                   ==========    ==========   ==========   ==========


(1) Not applicable since inclusion would be anti-dilutive.

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

Information with respect to the accumulated other comprehensive income balance is presented below:

                                             THREE MONTHS ENDED JUNE 30, SIX MONTHS ENDED JUNE 30,
                                             --------------------------- -------------------------
                                                1998             1997       1998          1997
                                                ----             ----       ----          ----
Foreign currency items:
    Beginning balance                          $(172)           $ (47)      $(196)       $ (13)
    Current-period change, net of income tax    (104)               6         (80)         (28)
                                               -----            -----       -----        -----
    Ending balance                             $(276)           $ (41)      $(276)       $ (41)
                                               =====            =====       =====        =====



Positive amounts represent unrealized gains and negative amounts represent unrealized losses.

5.       NON-RECURRING CHARGES

During the quarter ended June 30, 1998, the Company recorded non-recurring charges in the amount of $1.5 million. Of this amount, $1.0 million was a restructuring charge related to the Company's management information systems conversion with respect to its U.S. nursing homes. Pursuant to this conversion, the Company will be abandoning much of its existing software and will be dismantling much of its regional infrastructure in favor of a centralized accounting organization. This charge represents the costs associated with the closing of certain regional offices, severance packages for affected personnel, the write-off of capitalized software costs, and other costs related to the systems being replaced. This restructuring charge includes a provision for approximately $380,000 of cash outlays expected to occur as the old systems are phased out over the remainder of 1998. In addition to the restructuring charge, the Company also recognized costs associated with prospective financing arrangements or acquisitions, each of which had been abandoned during the quarter, and costs related to legal issues that were settled during the quarter.

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

As of June 30, 1998, Advocat's portfolio includes 116 facilities composed of 64 nursing homes containing 7,221 licensed beds and 52 assisted living facilities containing 4,980 units. In comparison, at June 30, 1997, the Company operated 87 facilities composed of 65 nursing homes containing 7,341 licensed beds and 22 assisted living facilities containing 2,470 units. As of June 30, 1998, the Company owns seven nursing homes, leases 37 others and manages the remaining 20 nursing homes. Additionally, the Company owns 18 assisted living facilities, leases 22 others and manages the remaining 12 assisted living facilities. In the United States, the Company operates 52 nursing homes and 33 assisted living facilities, and in Canada, the Company operates 12 nursing homes and 19 assisted living facilities.

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

RESULTS OF OPERATIONS

The following tables present the unaudited interim statements of income and related data for the three and six month periods ended June 30, 1998 and 1997.

                (IN THOUSANDS)                     THREE MONTHS ENDED JUNE 30,
                                         --------------------------------------------------
                                           1998        1997           CHANGE           %
                                         --------    --------        --------       -------
REVENUES:
         Patient revenues                $ 43,108    $ 41,150        $  1,958           4.8
         Resident revenues                  8,629       2,093           6,536         312.2
         Management fees                      906         957             (51)         (5.4)
         Interest                              55          37              18          48.3
                                         --------    --------        --------
                  Net revenues             52,698      44,237           8,461          19.1
                                         --------    --------        --------
EXPENSES:
         Operating                         42,131      34,859           7,272          20.9
         Lease                              4,809       3,744           1,065          28.4
         General and administrative         2,730       2,406             324          13.4
         Depreciation and amortization        832         671             161          24.0
         Interest                           1,254         472             782         165.7
         Non-recurring charges              1,468         -0-           1,468           N/A
                                         --------    --------        --------
                  Total expenses           53,224      42,152          11,072          26.3
                                         --------    --------        --------

INCOME (LOSS) BEFORE INCOME TAXES            (526)      2,085          (2,611)       (125.2)
PROVISION (BENEFIT) FOR INCOME TAXES         (189)        751            (940)       (125.2)
                                         --------    --------        --------
NET INCOME (LOSS)                        $   (337)   $  1,334        $ (1,671)       (125.2)
                                         ========    ========        ========



                (IN THOUSANDS)                       SIX MONTHS ENDED JUNE 30,
                                         --------------------------------------------------
                                           1998        1997           CHANGE           %
                                         --------    --------        --------       -------
REVENUES:
         Patient revenues                $ 84,946    $ 81,464        $  3,482           4.3
         Resident revenues                 17,334       4,267          13,067         306.2
         Management fees                    1,812       1,875             (63)         (3.4)
         Interest                              99          74              25          33.6
                                         --------    --------        --------
                  Net revenues            104,191      87,680          16,511          18.8
                                         --------    --------        --------
EXPENSES:
         Operating                         83,383      68,932          14,451          21.0
         Lease                              9,563       7,615           1,948          25.6
         General and administrative         5,456       4,719             737          15.6
         Depreciation and amortization      1,794       1,333             461          34.7
         Interest                           2,499       1,014           1,485         146.6
         Non-recurring charges              1,468         -0-           1,468           N/A
                                         --------    --------        --------
                  Total expenses          104,163      83,613          20,550          24.6
                                         --------    --------        --------

INCOME BEFORE INCOME TAXES                     28       4,067          (4,039)        (99.3)
PROVISION FOR INCOME TAXES                     10       1,464          (1,454)        (99.3)
                                         --------    --------        --------
NET INCOME                               $     18    $  2,603        $ (2,585)        (99.3)
                                         ========    ========        ========

PERCENTAGE OF NET REVENUES

                (IN THOUSANDS)             THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                           ---------------------------   -------------------------
                                              1998            1997          1998          1997
                                              ----            ----          ----          ----
REVENUES:
         Patient revenues                      81.8%          93.0%         81.5%         92.9%
         Resident revenues                     16.4            4.7          16.7           4.9
         Management fees                        1.7            2.2           1.7           2.1
         Interest                               0.1            0.1           0.1           0.1
                                             ------          -----         -----         -----
                  Net revenues                100.0%         100.0%        100.0%        100.0%
                                             ------          -----         -----         -----

OPERATING EXPENSES:
         Operating                             79.9           78.8          80.0          78.6
         Lease                                  9.1            8.5           9.2           8.7
         General and administrative             5.2            5.4           5.3           5.4
         Depreciation and amortization          1.6            1.5           1.7           1.5
         Interest                               2.4            1.1           2.4           1.1
         Non-recurring charges                  2.8            0.0           1.4           0.0
                                             ------          -----         -----         -----
                  Total expenses              101.0           95.3         100.0          95.3
                                             ------          -----         -----         -----

INCOME (LOSS) BEFORE INCOME TAXES              (1.0)           4.7           0.0           4.7
PROVISION (BENEFIT) FOR INCOME TAXES           (0.4)           1.7           0.0           1.7
                                             ------          -----         -----         -----

NET INCOME (LOSS)                              (0.6)%          3.0%          0.0%          3.0%
                                             ======          =====         =====         =====


GENERAL

Non-Recurring Charges. During the quarter ended June 30, 1998, the Company recorded non-recurring charges in the amount of $1.5 million. Of this amount, $1.0 million was a restructuring charge related to the Company's management information systems conversion with respect to its U.S. nursing homes. Pursuant to this conversion, the Company will be abandoning much of its existing software and will be dismantling much of its regional infrastructure in favor of a centralized accounting organization. This charge represents the costs associated with the closing of certain regional offices, severance packages for affected personnel, the write-off of capitalized software costs, and other costs related to the systems being replaced. This restructuring charge includes a provision for approximately $380,000 of cash outlays expected to occur as the old systems are phased out over the remainder of 1998. In addition to the restructuring charge, the Company also recognized costs associated with prospective financing arrangements or acquisitions, each of which had been abandoned during the quarter, and costs related to legal issues that were settled during the quarter.

Regulatory Issues. The Company's operating results have been profoundly affected by regulatory issues in the State of Alabama beginning in the third quarter of 1997. During the summer of 1997, the Company received notifications from the Alabama Department of Public Health that, as a result of certain deficiencies noted upon periodic surveys of its two facilities in Mobile, the facilities would be decertified from participation in the Medicare and Medicaid programs and that licensure revocation could be pursued. The Company appealed the proceedings, noting that none of the deficiencies were life-threatening, that the deficiencies noted did not warrant the penalty imposed and that in the case of one of the facilities, it was JCAHO accredited. The appeals were denied by the State agency, and as a result, the facilities were decertified in 1997 for 69 and 91 days, respectively, before resurveys found them to be in compliance. Both of the facilities have been recertified for participation in Medicare and Medicaid programs and the State has stayed its license revocation proceedings with respect to the two Alabama facilities, agreeing that the Company responded favorably toward the resolution of all issues. The Company has aggressively pursued improved communications with the State and has reached agreement with the State addressing its concerns. The Company's remaining five Alabama facilities have successfully passed their most recent annual licensure surveys.

The Company, in response to the regulatory problems at the two Mobile facilities, entered into a reorganization of its regional and facility management, conducted in-depth reviews of all seven of the Company's Alabama facilities, engaged nationally recognized consultants to assist in achieving compliance and engaged local legal counsel familiar with the Alabama regulatory environment. Many of the costs associated with the decertifications were non-recurring and limited to the latter half of 1997. However, the Company's operations have continued to be impacted in 1998 on two broad fronts: census declines and permanent cost increases. Through June 30, 1998, the decertified facilities had recovered approximately 2/3 of the occupancy decline experienced at the lowest point of the decertification periods. The Company's response to the decertifications included permanent staffing increases affecting all Alabama facilities. Due to the nature of the Alabama reimbursement system, the Company will not begin to realize an improved Medicaid reimbursement rate relative to its higher staffing cost levels until July 1, 1998. The Company expects the Alabama operations to return to normal levels during the latter half of 1998. However, there can be no assurance that either of the facilities will return to the census and profitability levels experienced prior to the decertification.

As a result of the lost revenues from census declines, the permanent cost increases incurred in response to the survey issues and miscellaneous other costs, the Company experienced an estimated negative impact on earnings for the six months ended June 30, 1998 of approximately $1.3 million after income taxes, or approximately $0.24 per share. Of this amount, approximately $400,000 after income taxes, or approximately $.07 per share, was attributable to the three months ended June 30, 1998.

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

There have been no acquisitions in 1998, and all of the Company's acquisition activity in 1997 was consummated in the fourth quarter. The Company acquired 17 assisted living facilities through purchase and acquired leases with respect to an additional 15 assisted living facilities. These acquisitions added 2,483 units to the Company. The substantial portion of these were acquired in the Pierce Group Acquisition: 29 assisted living facilities, all located in North Carolina, with a total of 2,302 units. In the Pierce Group Acquisition, the Company purchased 15 facilities and leased 14 others. The Company holds the option to purchase 12 of the leased facilities for market value beginning at the fifth anniversary. With the Pierce Group Acquisition, the Company, which has long been involved in the provision of assisted living services in its Canadian operations, established a foundation from which it hopes to expand its presence in the growing assisted living market in the United States.

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

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997

Revenues. Net revenues increased to $52.7 million in 1998 from $44.2 million in 1997, an increase of $8.5 million, or 19.1%. Patient revenues increased to $43.1 million in 1998 from $41.1 million in 1997, an increase of $2.0 million, or 4.8%. Resident revenues increased to $8.6 million in 1998 from $2.1 million in 1997, an increase of $6.5 million, or 312.2%. This increase is entirely attributable to the New Facilities. Revenue increases among nursing facilities operated at least one year were primarily due to inflationary increases rather than from expanded services. These increases were offset by foregone revenues with respect to occupancy declines in the facilities that had been decertified. Excluding these facilities, there was a 2.3% decline in patient and resident days (approximately 10,000 days) among facilities in operation for at least one year. While the recent increases in reimbursement rates received by the Company have met or exceeded expectations, the Company anticipates it is likely that state and federal governments will continue to seek ways to retard the rate of growth in Medicaid program rates. As a percent of patient and resident revenues, Medicare decreased to 25.8% in 1998 from 27.9% in 1997 while Medicaid and similar programs increased to 55.1% in 1998 from 54.3% in 1997.

Ancillary service revenues, prior to contractual allowances, increased to $17.2 million in 1998 from $14.9 million in 1997, an increase of $2.3 million or 15.6%. The Company has emphasized expansion of ancillary services since its inception in 1994. However, the rate of growth began to decline in 1996. Management believes that the opportunities available for the expansion of ancillary services in its existing operations were essentially fully realized by the beginning of 1997. The 1998 increase is primarily due to benefits realized from the transition to a single therapy provider in a majority of its nursing homes and from an increase in sales to third parties. Because cost limits are expected to be placed on ancillary services as part of the transition to the Medicare prospective payment system and because of other cost limitation provisions that have been announced or could occur, the Company anticipates that ancillary service revenues with respect to its existing operations will begin trending down during the latter half of 1998. The ultimate effect on the Company's operations cannot be predicted at this time because the extent and composition of the cost limitations are not yet certain.

Operating Expense. Operating expense increased to $42.1 million in 1998 from $34.8 million in 1997, an increase of $7.3 million, or 20.9%. Of this increase, $4.1 million is attributable to the New Facilities. As a percent of patient and resident revenues, operating expense increased to 81.4% in 1998 from 80.6% in 1997. This increase is attributable to increased costs relative to revenues in the nursing home segment. These increases include the costs associated with the structural changes made pursuant to the Alabama decertifications and increased liability insurance costs. With respect to facilities operated at least one year and excluding the Alabama region, the operating expense percentage was 83.5%. As a percent of resident revenues, operating expense of the New Facilities was 62.3%. All of the New Facilities are assisted living locations, which typically have lower operating costs than do nursing homes. The largest component of operating expense is wages, which increased to $18.9 million in 1998 from $15.7 million in 1997, an increase of $3.2 million, or 20.2%. Of this increase, $2.5 million is attributable to the New Facilities. Wages with respect to facilities in operation for at least one year increased $632,000, or 4.0%. The

Company's wage increases are generally in line with inflation, however, the larger increase with respect to the same facility operations is due primarily to a 13.2% increase in Alabama that arose principally from staffing responses to the decertifications.

Lease Expense. Lease expense increased to $4.8 million in 1998 from $3.7 million in 1997, an increase of $1.1 million, or 28.4%, which is primarily attributable to the New Facilities.

General and Administrative Expense. General and administrative expense increased to $2.7 million in 1998 from $2.4 million in 1997, an increase of $324,000, or 13.4%. The increase in excess of inflation is primarily attributable to the expense of managing the New Facilities and structural costs added in response to the Alabama decertifications. As a percent of total net revenues, general and administrative expense decreased to 5.2% in 1998 from 5.4% in 1997.

Depreciation and Amortization. Depreciation and amortization expenses increased to $832,000 in 1998 from $671,000 in 1997, an increase of $161,000, or 24.0%.
This increase is primarily attributable to the New Facilities.

Interest Expense. Interest expense increased to $1.3 million in 1998 from $547,000 in 1997, an increase of $782,000, or 65.7%. This increase is primarily attributable to financing associated with the New Facilities.

Income (Loss) Before Income Taxes; Net Income (Loss); Earnings (Loss) Per Share. As a result of the above, as well as the non-recurring charges of $1.5 million, the Company lost $(526,000) before income taxes in 1998 as compared with a profit of $2.1 million in 1997, a decrease of $2.6 million, or (125.2)%. The effective combined federal, state and provincial income tax rate was 36.0% in both 1998 and 1997. The net loss was $(337,000) in 1998 as compared with net income of $1.3 million in 1997, a decrease of $1.5 million, and basic and diluted earnings (loss) per share were each $(.06) as compared with $.25.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

Revenues. Net revenues increased to $104.2 million in 1998 from $87.7 million in 1997, an increase of $16.5 million, or 18.8%. Patient revenues increased to $84.9 million in 1998 from $81.4 million in 1997, an increase of $3.5 million, or 4.3%. Resident revenues increased to $17.3 million in 1998 from $4.3 million in 1997, an increase of $13.1 million, or 306.2%. This increase is entirely attributable to the New Facilities. Revenue increases among nursing facilities operated at least one year were primarily due to inflationary increases rather than from expanded services. These increases were offset by foregone revenues with respect to occupancy declines in the facilities that had been decertified and to one facility that was closed in April 1997. Excluding these facilities, there was a 3.4% decline in patient and resident days (approximately 29,000 days) among facilities in operation for at least one year. While the recent increases in reimbursement rates received by the Company have met or exceeded expectations, the Company anticipates it is likely that state and federal governments will continue to seek ways to retard the rate of growth in Medicaid program rates. As a percent of patient and resident revenues, Medicare decreased to 25.8% in 1998 from 27.0% in 1997 while Medicaid and similar programs increased to 55.3% in 1998 from 54.7% in 1997.

Ancillary service revenues, prior to contractual allowances, increased to $34.0 million in 1998 from $28.7 million in 1997, an increase of $5.3 million or 18.3%. The Company has emphasized expansion of ancillary services since its inception in 1994. However, the rate of growth began to decline in 1996. Management believes that the opportunities available for the expansion of ancillary services in its existing operations were essentially fully realized by the beginning of 1997. The 1998 increase is primarily due to benefits realized from the transition to a single therapy provider in a majority of its nursing homes and from an increase in sales to third parties. Because cost limits are expected to be placed on ancillary services as part of the transition to the Medicare prospective payment system and because of other cost limitation provisions that have been announced or could occur, the Company anticipates that ancillary service revenues with respect to its existing operations will begin trending down during the latter half of 1998. The ultimate effect on the Company's operations cannot be predicted at this time because the extent and composition of the cost limitations are not yet certain.

Operating Expense. Operating expense increased to $83.4 million in 1998 from $68.9 million in 1997, an increase of $14.5 million, or 21.0%. Of this increase, $8.2 million is attributable to the New Facilities. As a percent of patient and resident revenues, operating expense increased to 81.5% in 1998 from 80.4% in 1997. This increase is attributable to increased costs relative to revenues in the nursing home segment. These increases include the costs associated with the Alabama decertifications and increased liability insurance costs. With respect to facilities operated at least one year and excluding the Alabama region, the operating expense percentage was 83.5%. As a percent of resident revenues, operating expense of the New Facilities was 62.1%. All of the New Facilities are assisted living locations, which typically have lower operating costs than do nursing homes. The largest component of operating expense is wages, which increased to $37.4 million in 1998 from $31.2 million in 1997, an increase of $6.2 million, or 20.0%. Of this increase, $4.9 million is attributable to the New Facilities. Wages with respect to facilities in operation for at least one year increased $1.3 million, or 4.1%. The Company's wage increases are generally in line with inflation, however, the larger increase with respect to the same facility operations is due primarily to a 16.5% increase in Alabama that arose principally from staffing responses to the decertifications.

Lease Expense. Lease expense increased to $9.6 million in 1998 from $7.6 million in 1997, an increase of $2.0 million, or 25.6%, which is primarily attributable to the New Facilities.

General and Administrative Expense. General and administrative expense increased to $5.4 million in 1998 from $4.7 million in 1997, an increase of $737,000, or 15.6%. The increase in excess of inflation is primarily attributable to the expense of managing the New Facilities and structural costs added in response to the Alabama decertifications. As a percent of total net revenues, general and administrative expense decreased to 5.3% in 1998 from 5.4% in 1997.

Depreciation and Amortization. Depreciation and amortization expenses increased to $1.8 million in 1998 from $1.3 million in 1997, an increase of $462,000, or 34.7%. This increase is primarily attributable to the New Facilities.

Interest Expense. Interest expense increased to $2.5 million in 1998 from $1.0 million in 1997, an increase of $1.5 million, or 146.6%. This increase is primarily attributable to financing associated with the New Facilities.

Income Before Income Taxes; Net Income; Earnings Per Share. As a result of the above, as well as the non-recurring charges of $1.5 million, income before income taxes was $28,000 in 1998 as compared with $4.1 million in 1997, a decrease of $4.0 million, or (99.3)%. The effective combined federal, state and provincial income tax rate was 36.0% in both 1998 and 1997. Net income was $18,000 in 1998 as compared with

$2.6 million in 1997, a decrease of $2.6 million, and basic and diluted earnings per share were each $.00 as compared with $.49.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998 and December 31, 1997, the Company's working capital was $12.1 million and $13.8 million, respectively, and the current ratio was 1.6 and 1.7, respectively.

Net cash provided from (used in) operating activities totaled $2.7 million and $3.3 million in the six month periods ended June 30, 1998 and 1997, respectively. These amounts primarily represent the cash flows from net income plus changes in non-cash components of operations and by working capital changes.

Net cash used in investing activities totaled $5.3 million and $2.1 million the six month periods ended June 30, 1998 and 1997, respectively. These amounts primarily represent purchases of property plant and equipment, investments in joint ventures and additional investment in TDLP, a limited partnership for which the Company serves as the general partner. The Company has used between $2.4 million and $3.0 million for capital expenditures in each of the last three calendar years ending December 31, 1997. Substantially all such expenditures were for facility improvements and equipment, which were financed principally through working capital. For the year ended December 31, 1998, the Company anticipates that capital expenditures for improvements and equipment for its existing facility operations will be approximately $7.0 million, including $2.9 million for non-routine projects and $1.5 million for management information systems. The Company has announced its participation in several joint ventures. The Company will be a minority partner in four assisted living facilities to be developed in Canada. In addition, the Company has entered into an institutional pharmacy joint venture with NCS HealthCare Inc. For the six months ended June 30, 1998, the Company had net expenditures of $1.3 million relative to its joint venture activities. Management anticipates additional investments of up to $1.2 million will be required under its current joint venture commitments over the next 12 months.

Net cash provided from (used in) financing activities totaled $1.6 million and $(126,000) for the six month periods ended June 30, 1998 and 1997, respectively. The net cash provided from or used in financing activities primarily represents net proceeds from issuance and repayment of debt and advances to or repayments from related parties.

The Company has begun implementation of an integrated information management system that will provide enhanced monitoring and tracking of all its operations. Real-time information will be available to managers at all levels with respect to clinical care planning, reimbursement and financial control management. The changes are under the direction of the Company's new Vice President and Chief Information Officer. The conversion of all of the Company's U.S. nursing homes to this sophisticated information platform should be completed by November 1998. Along with the implementation of the new information system, Advocat will be centralizing the accounting function for its U.S. nursing home operations. The Company anticipates expenditures over the remainder of 1998 of up to $1.5 million related to this effort.

At June 30, 1998, the Company had total debt outstanding of $61.5 million, of which $11.1 million was principally mortgage debt bearing interest at floating rates ranging from 6.3% to 10.0%. The Company also had outstanding a promissory note (the "Bridge Loan") in the amount of $34.1 million, which was used to fund the Pierce Group Acquisition. The Company's remaining debt of $16.3 million was drawn under the Company's lines of credit. Most of the Company's debt is at floating interest rates, generally at a spread above the London Interbank Offered Rate ("LIBOR"). At June 30, 1998, the Company's average interest rate on its indebtedness was 8.2%.

The Company has a working capital line of credit and an acquisition line of credit. The working capital line of credit provides for working capital loans and letters of credit aggregating up to the lesser of $10.0 million or the borrowing base, as defined. The Company's obligations under the working capital line are secured by certain accounts receivable and substantially all other Company assets. Advances under the working capital line bear interest payable monthly at the Company's option of either LIBOR plus 2.50% or the bank's Index rate. The working capital line terminates and all outstanding borrowings are due in December 1999. As of both June 30, and August 12, 1998, the Company had drawn $4.35 million, had $5.65 million of letters of credit outstanding, and had no remaining borrowing capability under the working capital line of credit. The Company has received an increase from its lenders in the working capital line of credit availability of $1.25 million (the "Overline"), which has been increased to $4.0 million effective August 14, 1998. The Overline is subject to the same terms and conditions as the $10.0 million working capital line of credit. The Overline terminates and all outstanding borrowings are due January 15, 1999. As of June 30, 1998, the balance drawn under the Overline totaled $310,000. As of August 12, the Company had drawn the entire balance then available under the Overline, $1.25 million.

The acquisition line of credit of $40.0 million, less outstanding borrowings, is available to fund approved acquisitions through October 1999. The Company's obligations under the acquisition line are secured by the assets acquired with the draws under the acquisition line. Advances under the acquisition line bear interest, payable monthly, at LIBOR plus a defined spread with respect to each facility based upon its loan-to-value ratio and debt service coverage. Individual advances made under the acquisition line are due three years from the date of initial funding. As of both June 30, 1998, and August 12, 1998, the Company has drawn $11.1 million under the acquisition line, which amount was secured by four nursing homes, and had $28.9 million available for future acquisitions.

The Bridge Loan is unsecured. However, the Company has agreed not to pledge or otherwise encumber the assets acquired in the Pierce Group Acquisition or issue other debt without the banks' approval. As of both June 30, 1998 and August 12, 1998, the outstanding balance of the Bridge Loan was $34.1 million and the interest rate was 8.0%. The Bridge Loan, as amended, bears floating interest in relation to LIBOR and has a balloon maturity in July 1999.

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

The Company's lines of credit and the Bridge Loan contain various financial covenants, the most restrictive of which relate to net worth, cash flow, debt to equity ratio requirements, and limits on the payment of dividends to shareholders. As of June 30, 1998, the Company was in compliance with the covenants or had received waivers in the event of non-compliance.

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

Gross accounts receivable attributable to the provision of patient and resident services at June 30, 1998 and December 31, 1997, totaled $28.8 million and $27.2 million, respectively, representing approximately 51 and 50 days in accounts receivable, respectively. Accounts receivable from the provision of management services was $320,000 and $716,000 respectively, at June 30, 1998 and December 31, 1997 representing approximately 32 and 62 days in accounts receivable, respectively.

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

Since 1991, the Company and its predecessor have included in their consolidated operations the operations of the six facilities of TDLP. The Company serves as the general partner of TDLP and has several continuing obligations to TDLP, one of which includes certain cash flow support through August 2001. As of June 30, 1998, the Company has provided advances for working capital funding and requirements under the cash flow guarantee to TDLP totaling $4.1 million. However, the Company is actively pursuing alternatives that could enhance its prospects with respect to the realization of the TDLP advances in the long term. As of June 30, 1998, the Company's recorded net assets and amounts available from TDLP exceed the combined value of its interests in TDLP. In the event these alternatives are not successful, the ultimate realization of existing or future advances to TDLP may require reserves to be recorded by the Company to offset future increases in the advances during the remainder of 1998.

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

The Accounting Standards Executive Committee has issued Statement of Position
(SOP) 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 requires that the cost of start-up activities be expensed as they are incurred. Start-up activities include one-time activities and organization costs. The Company anticipates adoption of the provisions of SOP 98-5 effective January 1, 1999. Upon adoption, the Company anticipates a pre-tax charge to income of approximately $300,000, which will be reported as the cumulative effect of a change in accounting principal.

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

In addition, the Company has ongoing relationships with third-party payors, suppliers, vendors, and others that may have computer systems with Year 2000 problems that the Company does not control. There can be no assurance that the fiscal intermediaries and governmental agencies with which the Company transacts business and who are responsible for payment to the Company under the Medicare and Medicaid programs, as well as other payors, will not experience significant problems with Year 2000 compliance. According to testimony before a U.S. House of Representatives subcommittee, the Department of Health and Human Services is far behind in remedying Year 2000 problems, which could delay payment of claims to providers. The failure of third parties to remedy Year 2000 problems could have a material adverse effect on the Company's business, financial condition and results of operations.

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

                          PART II -- OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

    (a) The annual meeting of shareholders was held on May 15, 1998.

    (c) Matters voted upon at the meeting:

                 -  Election of Director:

                        William C. O'Neil, Jr.
                        ----------------------
                            FOR                            3,889,220
                            AGAINST                              -0-
                            WITHHELD                         329,427
                            ABSTENTIONS                          -0-
                            NON-VOTING(1)                  1,158,299
                                                           ---------
                            ELIGIBLE SHARES                5,376,946
                                                           =========

    (Continuing directors include Charles W. Birkett, M.D., Paul Richardson,
       Mary Margaret Hamlett, Edward G. Nelson, and J. Bransford Wallace)

               ------------------
               (1) Including broker non-votes.

           - Proposal to amend the Company's 1994 Incentive and Nonqualified Stock Option Plan for Key Personnel to increase the number of shares of Common Stock reserved for issuance from 810,000 shares to 1,060,000 shares.

                         FOR                            2,386,926
                         AGAINST                        1,819,607
                         WITHHELD                             -0-
                         ABSTENTIONS                       12,114
                         NON-VOTING(1)                  1,158,299
                                                        ---------
                         ELIGIBLE SHARES                5,376,946

               ------------------
               (1) Including broker non-votes.


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




                                      ADVOCAT INC.

August 14, 1998
                                By:   /s/Mary Margaret Hamlett
                                      -----------------------------------------
                                      Mary Margaret Hamlett
                                      Principal Financial Officer and Chief
                                      Accounting Officer and An Officer Duly
                                      Authorized to Sign on Behalf of the
                                      Registrant

                                EXHIBIT INDEX

     EXHIBIT
     NUMBER                         DESCRIPTION OF EXHIBITS
     -------                        -----------------------
    3.1           -        Certificate of Incorporation of the Registrant
                           (incorporated by reference to Exhibit 3.1 to the
                           Company's Registration Statement No.33-76150 on Form
                           S-1).

    3.2           -        Bylaws of the Company (incorporated by reference to
                           Exhibit 3.2 to the Company's Registration Statement
                           No. 33-76150 on Form S-1).

    3.3           -        Amendment to Certificate of Incorporation dated
                           March 23, 1995 (incorporated by reference to Exhibit
                           A of Exhibit 1 to Form 8-A filed March 30, 1995).

    4.1           -        Form of Common Stock Certificate (incorporated by
                           reference to Exhibit 4 to the Company's Registration
                           Statement No. 33-76150 on Form S-1).

    4.2           -        Rights Agreement dated March 13, 1995, between the
                           Company and Third National Bank in Nashville
                           (incorporated by reference to Exhibit 1 to the Company's
                           Current Report on Form 8-K dated March 13, 1995).

    4.3           -        Summary of Shareholder Rights Plan adopted March 13,
                           1995 (incorporated by reference to Exhibit B of
                           Exhibit 1 to Form 8-A filed March 30, 1995).

    4.4           -        Rights Agreement of Advocat Inc. dated March 23,
                           1995 (incorporated by reference to Exhibit 1 to
                           Form 8-A filed March 30, 1995).

    10.1          -        Renewal and Modification Promissory Note dated March
                           31, 1998, between the Company and AmSouth Bank.

    10.2          -        Renewal and Modification Promissory Note dated March
                           31, 1998, between the Company and First American
                           National Bank.

    10.3          -        Second Amendment to Loan and Negative Pledge
                           Agreement dated March 31, 1998, between Diversicare
                           Assisted Living Services NC, LLC and First American
                           National Bank, both individually and as Agent for
                           AmSouth Bank.

    27            -        Financial Data Schedule (for SEC use only).
