Form 10-Q
period 1998-09-30
ADVOCAT INC
filed 1998-11-17
CIK 919956

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
CHECK ONE:

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1998
                                       OR
   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSACTION PERIOD FROM _________ TO _________.

COMMISSION FILE NO.:   1-12996
                     ------------

                                  ADVOCAT INC.
--------------------------------------------------------------------------------
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

--------------------------------------------------------------------------------
                                      NONE
--------------------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
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

                                    5,398,710
    (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF NOVEMBER 13, 1998)

                          PART I. FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                                  ADVOCAT INC.
                       INTERIM CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS AND UNAUDITED)


                                                                 SEPTEMBER 30,       DECEMBER 31,
                                                                     1998                1997
                                                                   --------            --------
CURRENT ASSETS:
    Cash and cash equivalents                                      $  1,871            $  2,673
    Receivables, less allowance for doubtful
         accounts of $2,100 and $2,702,
         respectively                                                27,925              26,010
    Income taxes receivable                                             750                 380
    Inventories                                                       1,045               1,097
    Prepaid expenses and other assets                                 2,404               1,640
    Deferred income taxes                                               880                 830
                                                                   --------            --------
              Total current assets                                   34,875              32,630
                                                                   --------            --------

PROPERTY AND EQUIPMENT, at cost                                      80,754              77,354
    Less accumulated depreciation
         and amortization                                           (14,675)            (12,149)
                                                                   --------            --------
              Net property and equipment                             66,079              65,205
                                                                   --------            --------

OTHER ASSETS:
    Deferred tax benefit                                              4,980               5,460
    Deferred financing and other costs, net                           1,386               1,643
    Other                                                            12,887              10,023
                                                                   --------            --------
              Total other assets                                     19,253              17,126
                                                                   --------            --------
                                                                   $120,207            $114,961
                                                                   ========            ========




                                   (Continued)

                                  ADVOCAT INC.

                       INTERIM CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS AND UNAUDITED)
                                   (CONTINUED)



                                                                 SEPTEMBER 30,       DECEMBER 31,
                                                                     1998                1997
                                                                   --------            --------
CURRENT LIABILITIES:
    Current portion of long-term debt                              $  2,798            $    762
    Trade accounts payable                                            9,754               9,365
    Accrued expenses:
         Payroll and employee benefits                                5,787               5,576
         Other                                                        4,631               3,078
                                                                   --------            --------
              Total current liabilities                              22,970              18,781
                                                                   --------            --------

NONCURRENT LIABILITIES:
    Long-term debt, less current portion                             59,404              58,373
    Deferred gains with respect to leases, net                        3,355               3,562
    Other                                                             3,018               3,512
                                                                   --------            --------
              Total noncurrent liabilities                           65,777              65,447
                                                                   --------            --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, authorized 1,000,000 shares,
         $.10 par value, none issued and outstanding                    -0-                 -0-
    Common stock, authorized 20,000,000 shares,
         $.01 par value, 5,399,000 and 5,377,000 issued
         and outstanding at September 30, 1998 and
         December 31, 1997, respectively                                 54                  54
    Paid-in capital                                                  15,765              15,638
    Retained earnings                                                15,641              15,041
                                                                   --------            --------
              Total shareholders' equity                             31,460              30,733
                                                                   --------            --------
                                                                   $120,207            $114,961
                                                                   ========            ========


The accompanying notes are an integral part of these interim consolidated balance sheets.

                                  ADVOCAT INC.

                    INTERIM CONSOLIDATED STATEMENTS OF INCOME
             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, AND UNAUDITED)


                                          THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                          --------------------------------        -------------------------------
                                              1998               1997                1998                1997
                                             -------            -------            --------            --------
REVENUES:
     Patient revenues                        $41,716            $40,566            $126,662            $122,030
     Resident revenues                         8,649              2,097              25,983               6,364
     Management fees                             896                952               2,708               2,826
     Interest                                     44                 42                 143                 116
                                             -------            -------            --------            --------
         Net revenues                         51,305             43,657             155,496             131,336
                                             -------            -------            --------            --------

EXPENSES:
    Operating                                 40,163             36,139             123,546             105,072
    Lease                                      4,816              3,577              14,379              11,192
    General and administrative                 2,703              2,328               8,159               7,046
    Depreciation and amortization              1,024                667               2,818               2,000
    Interest                                   1,349                458               3,848               1,471
    Non-recurring charges                        -0-                -0-               1,468                 -0-
                                             -------            -------            --------            --------
         Total expenses                       50,055             43,169             154,218             126,781
                                             -------            -------            --------            --------

INCOME BEFORE INCOME TAXES                     1,250                488               1,278               4,555
PROVISION FOR INCOME TAXES                       450                176                 460               1,640
                                             -------            -------            --------            --------

NET INCOME                                   $   800            $   312            $    818            $  2,915
                                             =======            =======            ========            ========

EARNINGS PER SHARE:
         Basic                               $   .15            $   .06            $    .15            $    .55
                                             =======            =======            ========            ========
         Diluted                             $   .15            $   .06            $    .15            $    .54
                                             =======            =======            ========            ========

WEIGHTED AVERAGE SHARES:
         Basic                                 5,399              5,350               5,384               5,327
                                             =======            =======            ========            ========
         Diluted                               5,403              5,442               5,395               5,370
                                             =======            =======            ========            ========



The accompanying notes to interim financial statements are an integral part of these interim consolidated financial statements.

                                  ADVOCAT INC.

             INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                          (IN THOUSANDS AND UNAUDITED)



                                                     THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                     --------------------------------     -------------------------------
                                                          1998              1997              1998                1997
                                                         -----             -----             -----             -------
NET INCOME                                               $ 800             $ 312             $ 818             $ 2,915
                                                         -----             -----             -----             -------
OTHER COMPREHENSIVE INCOME:
     Foreign currency translation adjustments             (216)              -0-              (341)                (44)
     Income tax benefit                                     78               -0-               123                  16
                                                         -----             -----             -----             -------
                                                          (138)              -0-              (218)                (28)
                                                         -----             -----             -----             -------
COMPREHENSIVE INCOME                                     $ 662             $ 312             $ 600             $ 2,887
                                                         =====             =====             =====             =======




The accompanying notes are an integral part of these interim consolidated financial statements.

                                  ADVOCAT INC.

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)


                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                        -------------------------------
                                                                            1998                1997
                                                                          -------             -------
CASH FLOWS (LOSS) FROM OPERATING ACTIVITIES:
    Net income                                                            $   818             $ 2,915
    Adjustments to reconcile net income to net
       cash provided from operating activities:
         Depreciation and amortization                                      2,818               2,000
         Provision for doubtful accounts                                      993               1,389
         Equity earnings in joint ventures                                    (50)                (39)
         Amortization of deferred credits                                    (401)               (791)
         Deferred income taxes                                                553               1,565
         Non-recurring charge write-off                                     1,028                 -0-
    Change in assets and liabilities:
         Receivables, net                                                  (3,678)                520
         Inventories                                                           52                (374)
         Prepaid expenses and other assets                                   (959)               (347)
         Trade accounts payable and accrued expenses                        2,168              (1,010)
         Other                                                                 45                  (9)
                                                                          -------             -------
              Net cash provided from operating activities                   3,387               5,819
                                                                          -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment, net                               (3,857)             (2,042)
    Investment in TDLP                                                       (632)               (655)
    Mortgage receivable, net                                                 (305)               (307)
    Deposits, pre-opening and other costs                                    (505)               (463)
    Investment in joint ventures, net                                      (1,683)                 40
    TDLP partnership distributions                                            229                 151
                                                                          -------             -------
         Net cash used in investing activities                             (6,753)             (3,276)
                                                                          -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds (repayment) from bank line of credit                       3,943              (1,380)
    Repayment of debt obligations                                            (571)               (408)
    Proceeds from sale of common stock                                        127                 514
    Advances to TDLP, net                                                    (867)               (717)
    Advances repaid by lessor, net                                            -0-                 442
    Financing costs                                                           (68)               (181)
                                                                          -------             -------
         Net cash provided from (used in) financing activities            $ 2,564             $(1,730)
                                                                          -------             -------



                                   (Continued)

                                  ADVOCAT INC.

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)
                                   (CONTINUED)


                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                        -------------------------------
                                                                            1998                1997
                                                                          -------             -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          $  (802)            $   813

CASH AND CASH EQUIVALENTS, beginning of period                              2,673               1,942
                                                                          -------             -------

CASH AND CASH EQUIVALENTS, end of period                                  $ 1,871             $ 2,755
                                                                          =======             =======

SUPPLEMENTAL INFORMATION:
      Cash payments of interest                                           $ 4,000             $ 1,472
                                                                          =======             =======

      Cash payments of income taxes                                       $   827             $   872
                                                                          =======             =======


The Company received net benefit plan deposits and earnings and recorded benefit plan liabilities of $209,000 and $64,000 in the nine month periods ended September 30, 1998 and 1997, respectively.








The accompanying notes to interim financial statements are an integral part of these interim consolidated financial statements.

                                  ADVOCAT INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1998 AND 1997


1. BUSINESS

Advocat Inc. (together with its subsidiaries, "Advocat" or the "Company") is a leading provider of long-term care services to the elderly. The Company operates nursing homes and assisted living facilities in 10 states and in two Canadian provinces.

As of September 30, 1998, the Company operates 115 facilities consisting of 63 nursing homes with 7,182 licensed beds and 52 assisted living facilities with 4,900 units. The Company owns seven nursing homes, leases 37 others and manages 19 nursing homes. The Company owns 18 assisted living facilities, leases 22 others and manages 12 assisted living facilities. The Company operates 52 nursing homes and 32 assisted living facilities in the United States and 11 nursing homes and 20 assisted living facilities in Canada. The Company's facilities provide a range of health care services to their patients and residents. In addition to the nursing and social services usually provided in the long-term care facilities, the Company offers a variety of comprehensive rehabilitative, nutritional, respiratory and other specialized ancillary services. The Company operates facilities in Alabama, Arkansas, Florida, Georgia, Kentucky, North Carolina, Ohio, Tennessee, Texas, West Virginia and the Canadian provinces of Ontario and British Columbia.

2. BASIS OF FINANCIAL STATEMENTS

The interim financial statements for the three and nine month periods ended September 30, 1998 and 1997, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position at September 30, 1998, the results of operations for the three and nine month periods ended September 30, 1998 and 1997, and the cash flows for the nine month periods ended September 30, 1998 and 1997.

The results of operations for the three and nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of the operating results for the entire respective years. These interim financial statements should be read in connection with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. Certain amounts in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

3. EARNINGS PER SHARE

Information with respect to the calculation of basic and diluted earnings per share data follows:

                                                     THREE MONTHS ENDED SEPT. 30,     NINE MONTHS ENDED SEPT. 30,
                                                     ----------------------------     ---------------------------
                                                          1998             1997           1998           1997
                                                     --------------     ----------     ----------     ----------
Net income (numerator)                               $      800,000     $  312,000     $  818,000     $2,915,000
                                                     ==============     ==========     ==========     ==========

Basic average shares outstanding (denominator)            5,399,000      5,350,000      5,384,000      5,327,000
Employee stock purchase plan                                  4,000          2,000         10,000         10,000
Options                                                         -0-         90,000          1,000         33,000
                                                     --------------     ----------     ----------     ----------
Diluted average shares outstanding (denominator)          5,403,000      5,442,000      5,395,000      5,370,000
                                                     ==============     ==========     ==========     ==========

Basic earnings per share                             $          .15     $      .06     $      .15     $      .55
                                                     ==============     ==========     ==========     ==========

Diluted earnings per share                           $          .15     $      .06     $      .15     $      .54
                                                     ==============     ==========     ==========     ==========


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

Information with respect to the accumulated other comprehensive income balance is presented below:

                                                     THREE MONTHS ENDED SEPT. 30,     NINE MONTHS ENDED SEPT. 30,
                                                     ----------------------------     ---------------------------
                                                          1998             1997           1998           1997
                                                     --------------     ----------     ----------     ----------
Foreign currency items:
    Beginning balance                                $    (276,000)    $   (41,000)    $ (196,000)    $  (13,000)
    Current-period change, net of income tax              (138,000)              0       (218,000)       (28,000)
                                                     --------------     ----------     ----------     ----------
    Ending balance                                   $    (414,000)    $   (41,000)    $ (414,000)    $  (41,000)
                                                     ==============     ==========     ==========     ==========

Positive amounts represent unrealized gains and negative amounts represent unrealized losses.

5. NON-RECURRING CHARGES

During the quarter ended June 30, 1998, the Company recorded non-recurring charges in the amount of $1.5 million. Of this amount, $1.0 million was a restructuring charge related to the Company's management information systems conversion with respect to its U.S. nursing homes. Pursuant to this conversion, the Company will be abandoning much of its existing software and will be dismantling much of its regional infrastructure in favor of a centralized accounting organization. This restructuring charge represents the costs associated with the closing of certain regional offices, severance packages for affected personnel, the write-off of capitalized software costs, and other costs related to the systems being replaced. This restructuring charge included a provision for approximately $380,000 of cash outlays expected to occur as the old systems are phased out over the remainder of 1998. In addition to the restructuring charge, the Company also recognized costs associated with the write off of prospective financing arrangements or acquisitions, each of which had been abandoned during the quarter, and costs related to legal issues that were settled during the quarter.

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

As of September 30, 1998, Advocat's portfolio includes 115 facilities composed of 63 nursing homes containing 7,182 licensed beds and 52 assisted living facilities containing 4,900 units. In comparison, at September 30, 1997, the Company operated 86 facilities composed of 65 nursing homes containing 7,341 licensed beds and 21 assisted living facilities containing 2,406 units. As of September 30, 1998, the Company owns seven nursing homes, leases 37 others and manages the remaining 19 nursing homes. Additionally, the Company owns 18 assisted living facilities, leases 22 others and manages the remaining 12 assisted living facilities. In the United States, the Company operates 52 nursing homes and 32 assisted living facilities, and in Canada, the Company operates 11 nursing homes and 20 assisted living facilities.

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

RESULTS OF OPERATIONS

The following tables present the unaudited interim statements of income and related data for the three and nine month periods ended September 30, 1998 and 1997.

                (IN THOUSANDS)                             THREE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------------------------------
                                                1998            1997          CHANGE                %
                                               -------         -------         -------            -----
REVENUES:
         Patient revenues                      $41,716         $40,566         $ 1,150              2.8
         Resident revenues                       8,649           2,097           6,552            312.5
         Management fees                           896             952             (56)            (5.8)
         Interest                                   44              42               2              5.8
                                               -------         -------         -------            -----
                  Net revenues                  51,305          43,657           7,648             17.5
                                               -------         -------         -------            -----
EXPENSES:
         Operating                              40,163          36,139           4,024             11.1
         Lease                                   4,816           3,577           1,239             34.7
         General and administrative              2,703           2,328             375             16.1
         Depreciation and amortization           1,024             667             357             53.5
         Interest                                1,349             458             891            194.6
         Non-recurring charges                     -0-             -0-             -0-              0
                                               -------         -------         -------            -----
                  Total expenses                50,055          43,169           6,886             16.0
                                               -------         -------         -------            -----

INCOME BEFORE INCOME TAXES                       1,250             488             762            156.2
PROVISION FOR INCOME TAXES                         450             176             274            156.2
                                               -------         -------         -------            -----
NET INCOME                                     $   800         $   312         $   488            156.2
                                               =======         =======         =======            =====



                (IN THOUSANDS)                              NINE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------------------------------
                                                1998            1997          CHANGE                %
                                               -------         -------         -------            -----
REVENUES:
         Patient revenues                     $126,662        $122,030         $ 4,632              3.8
         Resident revenues                      25,983           6,364          19,619            308.3
         Management fees                         2,708           2,826            (118)            (4.2)
         Interest                                  143             116              27             23.6
                                               -------         -------         -------            -----
                  Net revenues                 155,496         131,336          24,160             18.4
                                               -------         -------         -------            -----
EXPENSES:
         Operating                             123,546         105,072          18,474             17.6
         Lease                                  14,379          11,192           3,187             28.5
         General and administrative              8,159           7,046           1,113             15.8
         Depreciation and amortization           2,818           2,000             818             40.9
         Interest                                3,848           1,471           2,377            161.6
         Non-recurring charges                   1,468             -0-           1,468              N/A
                                               -------         -------         -------            -----
                  Total expenses               154,218         126,781          27,437             21.6
                                               -------         -------         -------            -----

INCOME BEFORE INCOME TAXES                       1,278           4,555          (3,277)           (72.0)
PROVISION FOR INCOME TAXES                         460           1,640          (1,180)           (72.0)
                                               -------         -------         -------            -----
NET INCOME                                     $   818         $ 2,915         $(2,097)           (72.0)
                                               =======         =======         =======            =====

PERCENTAGE OF NET REVENUES
(in thousands)

                                             THREE MONTHS ENDED SEPT. 30,     NINE MONTHS ENDED SEPT. 30,
                                             ----------------------------     ---------------------------
                                                 1998            1997           1998              1997
                                               -------         -------         -------            -----
REVENUES:
         Patient revenues                         81.3%           92.9%           81.5%            92.9%
         Resident revenues                        16.9             4.8            16.7              4.8
         Management fees                           1.7             2.2             1.7              2.2
         Interest                                  0.1             0.1             0.1              0.1
                                               -------         -------         -------            -----
                  Net revenues                   100.0%          100.0%          100.0%           100.0%
                                               -------         -------         -------            -----

OPERATING EXPENSES:
         Operating                                78.3            82.8            79.5             80.0
         Lease                                     9.4             8.2             9.3              8.5
         General and administrative                5.3             5.3             5.2              5.4
         Depreciation and amortization             2.0             1.5             1.8              1.5
         Interest                                  2.6             1.1             2.5              1.1
         Non-recurring charges                     0.0             0.0             0.9              0.0
                                               -------         -------         -------            -----
                  Total expenses                  97.6            98.9            99.2             96.5
                                               -------         -------         -------            -----

INCOME BEFORE INCOME TAXES                         2.4             1.1             0.8              3.5
PROVISION FOR INCOME TAXES                         0.8             0.4             0.3              1.3
                                               -------         -------         -------            -----

NET INCOME                                         1.6%            0.7%            0.5%             2.2%
                                               =======         =======         =======            =====


GENERAL

Medicare Reimbursement Changes. The Company has begun to experience the impact of Medicare cost limitations imposed by the Health Care Finance Administration upon all providers of nursing home Medicare services. Beginning in July, a portion of the Company's facilities began the three-year transition from the cost reimbursed system to the prospective payment system ("PPS"). In general, PPS provides a standard payment for Medicare Part A services to all providers regardless of their costs. PPS creates an incentive for providers to reduce their costs, and management has responded accordingly. The phase-in of PPS begins for all providers at some point during the twelve-month period ending June 30, 1999. Since PPS is still an evolving process, the ultimate impact is not yet known. Management presently believes that it can manage its costs in response to PPS, as it is currently structured, such that there is little or no impact on net income. Management has also de-emphasized the provision of Medicare services at certain locations.

Until a facility is fully transitioned into PPS, it is subject to salary equivalency ("SE") limitations that became effective in April 1998. SE limits the amount of allowable labor cost for the provision of certain services under the cost reimbursement system. The short-term impact of SE has had a moderately negative impact on net income. However, the Company believes that SE will become less of a factor as PPS is implemented.

Beginning in January, the allowable costs for cost reimbursement components of Medicare Part B services became subject to a limitation factor of 90% of actual cost. For the Company, such revenues are primarily derived from reimbursement of subcontracted therapy costs. Management estimates the impact of this change to be a reduction to pre-tax income of $75,000 per month or $600,000 annually. As to net income, this equates to about $.01 per share per month or $.12 annually. This change is expected to remain in place and will not be impacted by the transition to PPS.

Non-Recurring Charges. During the quarter ended June 30, 1998, the Company recorded non-recurring charges in the amount of $1.5 million. Of this amount, $1.0 million was a restructuring charge related to the Company's management information systems conversion with respect to its U.S. nursing homes. Pursuant to this conversion, the Company has abandoned much of its existing software and has dismantled much of its regional infrastructure in favor of a centralized accounting organization. This restructuring charge represents the costs associated with the closing of certain regional offices, severance packages for affected personnel, the write-off of capitalized software costs, and other costs related to the systems being replaced. This restructuring charge included a provision for approximately $380,000 of cash outlays expected to occur as the old systems are phased out over the remainder of 1998. In addition to the restructuring charge, the Company also recognized costs associated with the write off of prospective financing arrangements or acquisitions, each of which had been abandoned during the second quarter, and costs related to legal issues that were settled during the second quarter.

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

The Company, in response to the regulatory problems at the two Mobile facilities, entered into a reorganization of its regional and facility management, conducted in-depth reviews of all seven of the Company's Alabama facilities, engaged nationally recognized consultants to assist in achieving compliance and engaged local legal counsel familiar with the Alabama regulatory environment. Many of the costs associated with the decertifications were non-recurring and limited to the latter half of 1997. However, the Company's operations have continued to be impacted in 1998 on two broad fronts: census declines and permanent cost increases. Through September 30, 1998, one of the decertified facilities had fully recovered to its historical operating level. The other facility, though improved, still had not fully recovered to the historical operating level that had been experienced prior to the decertification. The Company's response to the decertifications included permanent staffing increases affecting all Alabama facilities.

As a result of the lost revenues from census declines, the permanent cost increases incurred in response to the survey issues and miscellaneous other costs, the Company experienced an estimated negative impact on earnings for the six months ended June 30, 1998, of approximately $1.3 million after income taxes, or approximately $.24 per share. Effective July 1, 1998, the Alabama situation no longer has a negative financial impact on the operations of the Company. Due to the nature of the Alabama reimbursement system, the Company began receiving an improved Medicaid reimbursement rate relative to its higher staffing cost levels effective July 1, 1998.

New Facilities. There have been no acquisitions in 1998. In the fourth quarter of 1997, the Company acquired 17 assisted living facilities through purchase and also acquired leases with respect to an additional 15 assisted living facilities. These acquisitions added 2,483 units to the Company. The substantial portion of these were acquired in the Pierce Group Acquisition: 29 assisted living facilities, all located in North Carolina, with a total of 2,302 units. In the Pierce Group Acquisition, the Company purchased 15 facilities and leased 14 others. The Company holds the option to purchase 12 of the leased facilities for market value beginning at the fifth anniversary.

The acquired facilities are hereafter referred to collectively or in part as the "New Facilities." The contribution of the New Facilities to selected components of operations is noted separately where such contribution is significant within their first year of operations. With the completion of the first year of operations following acquisition or opening, a facility becomes part of same facility operations.


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

Revenues. Net revenues increased to $51.3 million in 1998 from $43.7 million in 1997, an increase of $7.6 million, or 17.5%. Patient revenues increased to $41.7 million in 1998 from $40.6 million in 1997, an increase of $1.1 million, or 2.8%. Resident revenues increased to $8.6 million in 1998 from $2.1 million in 1997, an increase of $6.5 million, or 312.5%. This increase is entirely attributable to the New Facilities. Overall, there was a 2.1% decline in patient and resident days (approximately 10,000 days) among facilities in operation for at least one year.

Revenue increases among nursing facilities were primarily due to inflationary increases rather than from expanded services. The increase in patient revenues was further restrained due to the impact of the Medicare reimbursement changes. Although the Company experienced an increase year over year, patient revenues actually declined as compared to the three months ended June 30, 1998. Management anticipates that this trend will continue through the PPS transition period. While the recent increases in reimbursement rates received by the Company have met or exceeded expectations, the Company anticipates it is likely that state and federal governments will continue to seek ways to retard the rate of growth in Medicaid program rates. As a percent of patient and resident revenues, Medicare decreased to 20.4% in 1998 from 25.0% in 1997 while Medicaid and similar programs increased to 62.4% in 1998 from 53.9% in 1997.

Ancillary service revenues, prior to contractual allowances, decreased to $8.8 million in 1998 from $14.2 million in 1997, a decrease of $5.4 million or 37.7%. The 1998 decrease is primarily due to reduced revenues (and corresponding reduced costs negotiated with the Company's therapy subcontractors) in response to PPS and SE. Management expects reduction in year over year comparisons to continue for the foreseeable future.

Operating Expense. Operating expense increased to $40.2 million in 1998 from $36.2 million in 1997, an increase of $4.0 million, or 11.1%. Of this increase, $4.1 million is attributable to the New Facilities. As a percent of patient and resident revenues, operating expense decreased to 79.7% in 1998 from 84.7% in 1997. This decrease is attributable to the addition of the New Facilities and the declining impact in the 1998 period of the 1997 decertification problems. As a percent of resident revenues, operating expense of the New Facilities was 61.2%. All of the New Facilities are assisted living locations, which typically have lower operating costs than do nursing homes. With respect to Alabama operations over the past year, occupancy has substantially improved, higher reimbursement began July 1, and non-recurring costs relative to addressing the decertifications have been eliminated; this combination of factors yields a substantial improvement in operating expense as a percent of patient and resident revenues. The largest component of operating expense is wages, which increased to $19.6 million in 1998 from $16.6 million in 1997, an increase of $3.0 million, or 18.1%. Of this increase, $2.6 million is attributable to the New Facilities. Wages with respect to facilities in operation for at least one year increased $418,000, or 2.5%. The Company's wage increases are generally in line with inflation. The Company experienced an increase of $592,000, or 81.7%, in same facility general insurance compared to the 1997 period. Such insurance expense is anticipated to continue at higher levels for the foreseeable future.

Lease Expense. Lease expense increased to $4.8 million in 1998 from $3.6 million in 1997, an increase of $1.2 million, or 34.7%, which is primarily attributable to the New Facilities.

General and Administrative Expense. General and administrative expense increased to $2.7 million in 1998 from $2.3 million in 1997, an increase of $376,000, or 16.1%. The increase in excess of inflation is primarily attributable to the expense of managing the New Facilities and structural costs added in response to the Alabama decertifications. Management estimates there were approximately $235,000 of duplicate expenses incurred during the implementation of its new management information system, which expenses will be eliminated upon completion of the transition. As a percent of total net revenues, general and administrative expense was 5.3% in 1998, the same as in the 1997 period.

Depreciation and Amortization. Depreciation and amortization expenses increased to $1.0 million in 1998 from $667,000 in 1997, an increase of $357,000, or 53.5%. This increase is primarily attributable to the New Facilities.

Interest Expense. Interest expense increased to $1.3 million in 1998 from $458,000 in 1997, an increase of $891,000, or 194.6%. This increase is primarily attributable to financing associated with the New Facilities and increased borrowing under the Company's working capital line of credit facility.

Income Before Income Taxes; Net Income; Earnings Per Share. As a result of the above income before income taxes in 1998 was $1.2 million as compared with $488,000 in 1997, an increase of $762,000, or 156.2%. The effective combined federal, state and provincial income tax rate was 36.0% in both 1998 and 1997. Net income was $800,000 in 1998 as compared with $312,000 in 1997, an increase of $488,000, and basic earnings per share was $.15 as compared with $.06.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

Revenues. Net revenues increased to $155.5 million in 1998 from $131.3 million in 1997, an increase of $24.2 million, or 18.4%. Patient revenues increased to $126.6 million in 1998 from $122.0 million in 1997, an increase of $4.6 million, or 3.8%. Resident revenues increased to $26.0 million in 1998 from $6.4 million in 1997, an increase of $19.6 million, or 308.3%. This increase is entirely attributable to the New Facilities. Revenue increases among nursing facilities operated at least one year were primarily due to inflationary increases rather than from expanded services. These increases were offset by reduced revenues from the advent of PPS, SE, and Part B cost limitations and by foregone revenues with respect to occupancy declines in the facilities that were decertified in 1997 and to one facility that was closed in April 1997. Excluding the Alabama and closed facilities, there was a 3.1% decline in patient and resident days (approximately 40,000 days) among facilities in operation for at least one year. As a percent of patient and resident revenues, Medicare decreased to 23.2% in 1998 from 26.3% in 1997 while Medicaid and similar programs increased to 58.9% in 1998 from 54.4% in 1997.

Ancillary service revenues, prior to contractual allowances remained flat at $42.9 million in 1998 as compared to the 1997 period. The Company has emphasized expansion of ancillary services since its inception in 1994. However, the rate of growth began to decline in 1996. Management believes that the opportunities available for the expansion of ancillary services in its existing operations were essentially fully realized by the beginning of 1997. The Company experienced an increase in ancillary service revenues in the first half of 1998, primarily due to benefits realized from the transition to a single therapy provider in a majority of its nursing homes and from an increase in sales to third parties. The increase was offset beginning in July due to reduced revenues (and corresponding reduced costs negotiated with the Company's therapy subcontractors) in response to PPS and SE. Primarily due to its responses to PPS, management anticipates that ancillary service revenues with respect to its existing operations will continue the downward trend experienced beginning in July 1998.

Operating Expense. Operating expense increased to $123.6 million in 1998 from $105.1 million in 1997, an increase of $18.5 million, or 17.6%. Of this increase, $12.3 million is attributable to the New Facilities. As a percent of patient and resident revenues, operating expense decreased to 80.9% in 1998 from 81.8% in 1997. This decrease is attributable to the lessened impact of costs associated with the Alabama decertifications and the addition of the New Facilities. As a percent of resident revenues, operating expense of the New Facilities was 61.8%. All of the New Facilities are assisted living locations, which typically have lower operating costs than do nursing homes. The largest component of operating expense is wages, which increased to $57.0 million in 1998 from $47.8 million in 1997, an increase of $9.2 million, or 19.3%. Of this increase, $7.5 million is attributable to the New Facilities. Wages with respect to facilities in operation for at least one year increased $1.7 million, or 3.5%. The Company's wage increases are generally in line with inflation. The Company experienced an increase of $1.2 million, or 40.2%, in same facility general insurance compared to the 1997 period. Such insurance is anticipated to continue at higher levels for the foreseeable future.

Lease Expense. Lease expense increased to $14.4 million in 1998 from $11.2 million in 1997, an increase of $3.2 million, or 28.5%, which is primarily attributable to the New Facilities.

General and Administrative Expense. General and administrative expense increased to $8.2 million in 1998 from $7.1 million in 1997, an increase of $1.1 million, or 15.8%. The increase in excess of inflation is primarily attributable to the expense of managing the New Facilities and structural costs added in response to the Alabama decertifications. Management estimates there were approximately $296,000 of duplicate expenses incurred during the implementation of its new management information system, which expenses will be eliminated upon completion of the transition. As a percent of total net revenues, general and administrative expense decreased to 5.2% in 1998 from 5.4% in 1997.

Depreciation and Amortization. Depreciation and amortization expenses increased to $2.8 million in 1998 from $2.0 million in 1997, an increase of $818,000, or 40.9%. This increase is primarily attributable to the New Facilities.

Interest Expense. Interest expense increased to $3.9 million in 1998 from $1.5 million in 1997, an increase of $2.4 million, or 161.6%. This increase is primarily attributable to financing associated with the New Facilities.

Income Before Income Taxes; Net Income; Earnings Per Share. As a result of the above, as well as the non-recurring charges of $1.5 million, income before income taxes was $1.3 million in 1998 as compared with $4.6 million in 1997, a decrease of $3.3 million, or (72.0)%. The effective combined federal, state and provincial income tax rate was 36.0% in both 1998 and 1997. Net income was $818,000 in 1998 as compared with $2.9 million in 1997, a decrease of $2.1 million, and basic earnings per share was $.15 as compared with $.55.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998 and December 31, 1997, the Company's working capital was $11.9 million and $13.8 million, respectively, and the current ratio was 1.5 and 1.7, respectively.

Net cash provided from operating activities totaled $3.4 million and $5.8 million in the nine month periods ended September 30, 1998 and 1997, respectively. These amounts primarily represent the cash flows from net income plus changes in non-cash components of operations and by working capital changes.

Net cash used in investing activities totaled $6.8 million and $3.3 million the nine month periods ended September 30, 1998 and 1997, respectively. These amounts primarily represent purchases of property plant and equipment, investments in joint ventures and additional investment in TDLP, a limited partnership for which the Company serves as the general partner. The Company has used between $2.4 million and $3.0 million for capital expenditures in each of the last three calendar years ending December 31, 1997. Substantially all such expenditures were for facility improvements and equipment, which were financed principally through working capital. For the year ended December 31, 1998, the Company anticipates that capital expenditures for improvements and equipment for its existing facility operations will be approximately $6.0 million, including $1.9 million for non-routine projects and $1.5 million for management information systems. The Company has announced its participation in several joint ventures. The Company will be a minority partner in four assisted living facilities to be developed in Canada. In addition, the Company has entered into an institutional pharmacy joint venture with NCS HealthCare Inc. For the nine months ended September 30, 1998, the Company had net investment expenditures of $1.7 million relative to its joint venture activities. Management anticipates additional investments of up to $900,000 will be required under its current joint venture commitments over the next 12 months.

Net cash provided from (used in) financing activities totaled $2.6 million and $(1.7 million) for the nine month periods ended September 30, 1998 and 1997, respectively. The net cash provided from or used in financing activities primarily represents net proceeds from issuance and repayment of debt and advances to or repayments from related parties.

The Company has begun implementation of an integrated information management system that will provide enhanced monitoring and tracking of all its operations. Real-time information will be available to managers at all levels with respect to clinical care planning, reimbursement and financial control management. The changes are under the direction of the Company's new Vice President and Chief Information Officer. The conversion of all of the Company's U.S. nursing homes to this sophisticated information platform should be completed by the end of 1998. Along with the implementation of the new information system, Advocat will be centralizing the accounting function for its U.S. nursing home operations. The Company anticipates expenditures over the remainder of 1998 of up to $550,000 related to this effort.

At September 30, 1998, the Company had total debt outstanding of $62.2 million, of which $10.6 million was principally mortgage debt bearing interest at floating rates ranging from 6.3% to 10.0%. The Company also had outstanding a promissory note (the "Bridge Loan") in the amount of $34.1 million, which was used to fund the Pierce Group Acquisition. The Company's remaining debt of $17.5 million was drawn under the Company's lines of credit. Most of the Company's debt is at floating interest rates, generally at a spread above the London Interbank Offered Rate ("LIBOR"). At September 30, 1998, the Company's average interest rate on its indebtedness was 8.2%.

The Company has a working capital line of credit and an acquisition line of credit. The working capital line of credit provides for working capital loans and letters of credit aggregating up to the lesser of $10.0 million or the borrowing base, as defined. The Company's obligations under the working capital line are secured by certain accounts receivable and substantially all other Company assets. Advances under the working capital line bear interest payable monthly at the Company's option of either LIBOR plus 2.50% or the bank's Index rate. The working capital line terminates and all outstanding borrowings are due in December 1999. As of both September 30, and November 13, 1998, the Company had drawn $4.35 million, had $5.65 million of letters of credit outstanding, and had no remaining borrowing capability under the working capital line of credit. The Company has received an increase from its lenders in the working capital line of credit availability of $4.0 million. The Overline is subject to the same terms and conditions as the $10.0 million working capital line of credit. The Overline terminates and all outstanding borrowings are due January 15, 1999. As of September 30, 1998, the balance drawn under the Overline totaled $2.0 million. As of November 13, the Company had drawn $3.5 million under the Overline.

The acquisition line of credit of $40.0 million, less outstanding borrowings, is available to fund approved acquisitions through October 1999. The Company's obligations under the acquisition line are secured by the assets acquired with the draws under the acquisition line. Advances under the acquisition line bear interest, payable monthly, at LIBOR plus a defined spread with respect to each facility based upon its loan-to-value ratio and debt service coverage. Individual advances made under the acquisition line are due three years from the date of initial funding. As of both September 30, 1998, and November 13, 1998, the Company has drawn $11.1 million under the acquisition line, which amount was secured by four nursing homes, and had $28.9 million available for future acquisitions.

The Bridge Loan is unsecured. However, the Company has agreed not to pledge or otherwise encumber the assets acquired in the Pierce Group Acquisition or issue other debt without the banks' approval. As of both September 30, 1998 and November 13, 1998, the outstanding balance of the Bridge Loan was $34.1 million and the interest rate was 8.0%. The Bridge Loan, as amended, bears floating interest in relation to LIBOR and has a balloon maturity in July 1999.

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

The Company's lines of credit and the Bridge Loan contain various financial covenants, the most restrictive of which relate to net worth, cash flow, debt to equity ratio requirements, and limits on the payment of dividends to shareholders. As of September 30, 1998, the Company was in compliance with the covenants or had received waivers in the event of non-compliance.

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

Gross accounts receivable attributable to the provision of patient and resident services at September 30, 1998 and December 31, 1997, totaled $28.8 million and $27.2 million, respectively, representing approximately 52 and 50 days in accounts receivable, respectively. Accounts receivable from the provision of management services was $520,000 and $716,000 respectively, at September 30, 1998 and December 31, 1997 representing approximately 53 and 62 days in accounts receivable, respectively.

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

Since 1991, the Company and its predecessor have included in their consolidated operations the operations of the six facilities of TDLP. The Company serves as the general partner of TDLP and has several continuing obligations to TDLP, one of which includes certain cash flow support through August

2001. As of September 30, 1998, the Company has provided advances for working capital funding and requirements under the cash flow guarantee to TDLP totaling $4.1 million. As of September 30, 1998, the Company's recorded net assets and amounts available from TDLP exceed the combined value of its interests in TDLP. However, the Company is actively pursuing alternatives that could enhance its prospects with respect to the realization of the TDLP advances in the long term. In the event these alternatives are not successful, the ultimate realization of existing or future advances to TDLP may require reserves to be recorded by the Company to offset future increases in the advances.

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

During 1997, the Federal government enacted the Balanced Budget Act of 1997 (the "BBA"), which contains numerous Medicare and Medicaid cost-saving measures. The BBA requires that nursing homes transition to a prospective payment system under the Medicare program during a three year "transition period," commencing with the first cost reporting period beginning on or after July 1, 1998. The BBA also contains certain measures that could lead to future reductions in Medicare therapy cost reimbursement and Medicaid payment rates. Given the recent enactment of the BBA, the Company is unable to predict the ultimate impact of the BBA on its future operations. However, any reductions in government spending for long-term health care could have an adverse effect on the revenues and results of operation of the Company. The Company will attempt to maximize the revenues available to it from governmental sources within the changes that will occur under the BBA as well as manage its costs in relation to the revenues available from the provision of services. In addition, the Company will attempt to increase non-governmental revenues, including expansion of its assisted living operations, in order to offset the loss of governmental revenues as a result of the enactment of the BBA.

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

IMPACT OF THE YEAR 2000

To date, the Company's evaluation of its Year 2000 ("Y2K") preparedness has focused on its internal information systems. The Company is currently reengineering its accounting and information systems. Management anticipates that the systems conversion of the United States nursing home operations will be completed by December 31, 1998. Included in the process of selecting hardware and software, assurances have been sought and received from the various vendors that their products are Y2K compliant. The Company continues to evaluate other information technology areas that may be affected including existing hardware systems. To date, no issues of a material nature have been identified, and the costs of ensuring compliance are not expected to have a material impact on the Company's results of operations.

In addition, the Company has ongoing relationships with third-party payors, suppliers, vendors, and others that may have computer systems with Y2K problems that the Company does not control. There can be no assurance that the fiscal intermediaries and governmental agencies with which the Company transacts business and who are responsible for payment to the Company under the Medicare and Medicaid programs, as well as other payors, will not experience significant problems with Y2K compliance. According to testimony before a U.S. House of Representatives subcommittee, the Department of Health and Human Services ("HHS") is far behind in remedying Y2K problems, which could delay payment of claims to providers. HHS recently announced that of its 290 mission critical systems, including Medicare payment systems, 45% are now Y2K compliant; however, the internal HHS deadline for compliance is December 31, 1998. In addition to Medicare, the Company has its payments processed via several paying agencies that are unique to each state within which it operates. Paying agencies are only one example of dependence of the Company on the Y2K preparedness of other entities and vendors. Other examples include the normal flow of patient care and nutritional supplies, utilities, communications, banking services and therapy subcontractors. Just as with the Company's own systems, the failure of third parties to remedy identified Y2K problems or the failure to address unanticipated Y2K problems could have a material adverse effect on the Company's business, financial condition and results of operations.

To date, the Company's evaluation of the Y2K preparedness of its critical vendors and suppliers has not been centrally co-ordinated. Management has mandated a formal completion of the process resulting in an evaluation status by March 31, 1999. Until such work is completed, the Company cannot assess its vulnerability to the Y2K preparedness of its vendors and suppliers. In the absence of assurance, the worst case result of assumed non-compliance would likely have a catastrophic impact on the Company's ability to deliver its services to patients and residents in a safe manner and, consequently, on the Company's results of operations.

In addition, the Company has not evaluated the risks of non-information technology problems connected to Y2K. Risk exposure areas could include nurse call systems, patient security and safety systems, HVAC systems and patient care equipment. Management is also requiring a non-information technology Y2K assessment status be completed by March 31, 1999.

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

         None.


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



                                        ADVOCAT INC.

November 13, 1998
                                   By:  /s/Mary Margaret Hamlett
                                        ----------------------------------------
                                        Mary Margaret Hamlett
                                        Principal Financial Officer and Chief
                                        Accounting Officer and An Officer Duly
                                        Authorized to Sign on Behalf of the
                                        Registrant

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
