Form 10-K405
period 1998-12-31
ADVOCAT INC
filed 1999-04-02
CIK 919956

                                    FORM 10-K
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                          -----------------
         OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934
 FOR THE TRANSITION PERIOD FROM        TO
                                ------    -----.

                         COMMISSION FILE NUMBER 1-12996
                                  ADVOCAT INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                       62-1559667
              --------                                       ----------
    (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

         277 MALLORY STATION ROAD, SUITE 130, FRANKLIN, TN      37067
        ---------------------------------------------------   -----------
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (615) 771-7575

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                    NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                            WHICH REGISTERED
         -------------------                            ----------------
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

THE AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES ON MARCH 25, 1999 (BASED ON THE CLOSING PRICE OF SUCH SHARES ON THE NEW YORK STOCK EXCHANGE) WAS $7,996,110. FOR PURPOSES OF THE FOREGOING CALCULATION ONLY, ALL DIRECTORS, NAMED EXECUTIVE OFFICERS AND PERSONS KNOWN TO THE REGISTRANT TO BE HOLDERS OF 5% OR MORE OF THE REGISTRANT'S COMMON STOCK HAVE BEEN DEEMED AFFILIATES OF THE REGISTRANT.

ON MARCH 25, 1999, 5,398,710 SHARES OF THE REGISTRANT'S $0.01 PAR VALUE COMMON STOCK WERE OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE:

THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE INTO PART III, ITEMS 10, 11, 12, AND 13 OF THIS FORM 10-K: THE REGISTRANT'S DEFINITIVE PROXY MATERIALS FOR ITS 1999 ANNUAL MEETING OF STOCKHOLDERS.

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

The Company's objective is to become the leading provider of health care and related services to the elderly in the communities in which it operates. Advocat will continue to implement its operating strategy of (i) providing a broad range of cost-effective senior care services; (ii) forming strategic alliances with other health care providers to expand the Company's continuum of care; (iii) clustering its operations on a regional basis; and (iv) targeting non-urban markets, which management believes are underserved by long-term care providers. Key elements of the Company's growth strategy are to increase revenue and profitability at existing facilities, make selective acquisitions of assisted living facilities generally located in smaller rural and secondary markets in the southeast United States and in Canada and pursue additional management opportunities.

The Company's principal executive offices are located at 277 Mallory Station Road, Suite 130, Franklin, Tennessee 37067. The Company's telephone number at that address is (615) 771-7575, and its facsimile number is (615) 771-7409.

MATERIAL CORPORATE DEVELOPMENTS.

Non-Recurring Charges

During the second and fourth quarters of 1998, the Company recorded various non-recurring charges totaling $5.9 million. Information with respect to each non-recurring charge is presented below:


                                         SECOND         FOURTH
                                         QUARTER        QUARTER          TOTAL
                                       ------------------------------------------
MIS Conversion                         $  968,000      $  198,000      $1,166,000

Impaired Assets                                 -       2,858,000       2,858,000

Legal and Contractual Settlements         282,000         994,000       1,276,000
Termination of Proposed Financing
    and Acquisition Transactions          218,000         341,000         559,000
                                       ----------      ----------      ----------
                                       $1,468,000      $4,391,000      $5,859,000
                                       ==========      ==========      ==========


In connection with its decision to convert all management information systems with respect to the Company's U.S. nursing homes, the Company abandoned much of its existing software and eliminated much of its regional infrastructure in favor of a more centralized accounting organization. The related second quarter charge represents the costs associated with the write-off of capitalized software costs ($553,000), the costs associated with the closing of certain regional offices (primarily future lease commitments, $184,000), and the costs of severance packages for affected personnel ($231,000). In the fourth quarter, additional regional office closings were identified, and another charge of $198,000 was recorded. All of these costs represent future cash requirements except for the write-off of capitalized software costs. As of December 31, 1998, $382,000 remains unpaid.

As discussed in Note 6 of the Company's Consolidated Financial Statements, the Company recorded a charge of $2.5 million for the estimated impairment of the Company's investment in Texas Diversicare Limited Partnership ("TDLP") due to the continuing funding of certain contractual cash flow requirements. Approximately $1.3 million of this charge represents a valuation allowance against advances made in 1998 in excess of the estimated fair value of the Company's investment, while the remaining $1.2 million represents management's estimate of additional future required funding. In addition, in the fourth quarter of 1998, management identified two locations for which leases will not be renewed and wrote off the impairment of certain long-lived assets with respect to these locations ($358,000).

During the second and fourth quarters of 1998, the Company recorded costs related to certain legal matters and contractual disputes that were settled during the respective quarters. The largest of these settlements ($638,000) related to claims submitted in the fourth quarter by the Company's most significant lessor, Omega (See Notes 2 and 12 of the Company's Consolidated Financial Statements), which have been settled.

During the second and fourth quarters of 1998, the Company also wrote off costs associated with terminated prospective financing and acquisition transactions, each of which was abandoned in the respective quarter.

Current Debt Maturities

At December 31, 1998, $55.2 million of the Company's total debt of $63.6 million was contractually due in 1999, meaning that it must be repaid or refinanced during 1999. Because the Company has a commitment for $25.2 million, which it expects to draw upon prior to May 31, 1999, that will refinance a portion of the debt that is contractually due, only $30.1 million is classified as current in the Company's balance sheet at December 31, 1998. These current maturities are as follows: $11.1 million under the GMAC acquisition line, secured by four nursing homes, due in December 1999; $1.2 million mortgage payable to a Canadian bank, secured by one nursing home, due in December 1999; $4.3 million under the working capital line of credit, due in December 1999 and $3.8 million under the working capital overline, due in April 1999; $8.9 million of the original $34.1 million bridge loan due in July 1999; and miscellaneous current maturities of $780,000. The Company expects to refinance the $11.1 million GMAC debt and the $1.2 million Canadian mortgage with long-term fixed-rate debt with the existing mortgage holders during the summer and fall of 1999. The Company plans to utilize a $25.2 million commitment from GMAC for long-term financing to significantly pay down the bridge loan prior to May 31, 1999, leaving a balance of $8.9 million still due to the lending banks. The Company is currently negotiating with the existing lenders to restructure a portion of this $8.9 million as longer-term debt and expects to repay a portion of the debt during 1999 through various means such as the sale of certain assets, refinancing mortgage debt, and through cash generated from operations. The Company is also currently negotiating with the existing lender to extend the maturities of the working capital line and the working capital overline. The Company expects to repay the miscellaneous current maturities of $780,000 with cash generated from operations. See Note 8 of the Company's Consolidated Financial Statements for a more detailed description of the Company's debt. The Company believes that it will be successful in restructuring its debt as described in 1999.

Regulatory Issues

The Company's 1998 operating results were negatively affected by regulatory issues in the State of Alabama. During the summer of 1997, two of the Company's facilities in Mobile were decertified for 69 and 91 days, respectively, before resurveys found them to be in compliance. In response to the regulatory problems at the two Mobile facilities, the Company entered into a reorganization of its regional and facility management and engaged nationally recognized consultants to assist in achieving compliance, as well as local legal counsel familiar with the Alabama regulatory environment. Although both of these facilities were recertified for participation in the Medicare and Medicaid programs in 1997, the Alabama regulatory issue continued to impact the Company's operations during the first half of 1998 on two broad fronts: census declines and permanent cost increases. The Company's response to the decertifications included permanent staffing increases, which affected all of the Company's Alabama facilities. As of December 31, 1998, one of the two decertified facilities had fully recovered to its historical census levels. The other facility, though substantially improved, still had not fully recovered to the historic census levels that it had experienced prior to its decertification in 1997.

As a result of the lost revenues from census declines, the permanent cost increases incurred in response to the Alabama survey issues and miscellaneous other associated costs, the Company experienced an estimated negative impact on earnings for the six months ended June 30, 1998 of approximately $1.3 million after income taxes or $0.24 per share. Beginning in July of 1998, the Alabama situation no longer had a significant negative financial impact on the operations of the Company. Due to the nature of the Alabama Medicaid reimbursement system, the Company began receiving an improved Medicaid reimbursement rate that offset its higher staffing cost levels as of July 1, 1998.

During the latter half of 1998, the Company experienced further regulatory issues with respect to certain other facilities:

    - One of the Company's facilities in Arkansas was decertified from the Medicare and Medicaid programs. This facility was recertified for Medicaid participation within 30 days before the decertification had a negative financial impact on operations, but the facility has not yet been recertified for Medicare participation.

    - The State of Florida imposed a moratorium on new admissions at a facility during the last quarter of 1998. Additionally, the State required that the facility increase its staffing during the last half of 1998. The Company has taken corrective action at this facility and has employed an external consultant to review the facility's systems and procedures. The moratorium on admissions was lifted at the end of January 1999.

    - One other facility encountered potential survey problems during the latter half of 1998, but this facility was not decentified or put on an admission ban. However, the Company significantly slowed admissions while corrective actions were being developed and implemented.

Medicare Reimbursement Changes

During 1998, the Company began to experience the impact of Medicare cost limitations imposed by the health Care Finance Administration upon all providers of nursing home Medicare services. Beginning in July 1998, a portion of the Company's facilities began the three-year transition from the cost reimbursement system to the prospective payment system ("PPS"). In general, PPS provides a standard payment for Medicare Part A services to all providers regardless of their costs. PPS creates an incentive for providers to reduce their costs, and management has responded accordingly. The phase-in of PPS begins for all providers at some point during the twelve-month period ending June 30, 1999. Management estimates that the ultimate impact of PPS on its revenues will be a reduction of $12.0 to $13.0 million per year. Since PPS is still an evolving process, the ultimate impact cannot be known with certainty. However, Management presently believes that it can reduce its costs in response to PPS, as it is currently structured, such that there will be little or no impact on net income. Management has also de-emphasized the provision of Medicare services at certain locations.

Until a facility is fully transitioned into PPS, it is subject to salary equivalency ("SE") limitations that became effective in April 1998. SE limits the amount of allowable labor cost for the provision of certain services under the cost reimbursement system. The short-term impact of SE has had a moderately negative impact on the Company's net income. SE has been eliminated in 1999 with the implementation of fee screens for Medicare Part B services.

Beginning in January 1998, the allowable costs for cost reimbursement components of Medicare Part B services became subject to a limitation factor of 90% of actual cost. For the Company, such revenues are primarily derived from reimbursement of subcontracted therapy costs. Management estimates the impact of this change in 1998 to have been a reduction to after-tax operations of $575,000, or $.11 per share. In 1999, cost reimbursement of Part B services has been replaced by a system of fee screens that effectively limit the maximum fees that may be charged for therapy services. The Company estimates that this will further negatively impact operations although the negative effect on the Company's operations cannot yet be reasonably estimated.

BUSINESS.

Advocat provides a broad range of long-term care services to the elderly including assisted living, skilled nursing and ancillary health care services. As of December 31, 1998, Advocat's portfolio includes 115 facilities composed of 63 nursing homes containing 7,182 licensed beds and 52 assisted living facilities containing 4,755 units. In comparison, at December 31, 1997, the Company operated 116 facilities composed of 65 nursing homes containing 7,341 licensed beds and 51 assisted living facilities containing 4,748 units. Within this portfolio, 30 facilities are managed on behalf of other owners, 24 of which are on behalf of unrelated owners and six in which the Company holds a minority equity interest. The remaining facilities, consisting of 61 leased and 24 owned facilities are operated for the Company's own account. In the United States, the Company operates 52 nursing homes and 33 assisted living facilities, and in Canada, the Company operates 11 nursing homes and 19 assisted living facilities.

The Company's facilities provide a range of health care services to its residents. In addition to the nursing and social services usually provided in long-term care facilities, the Company offers a variety of rehabilitative, nutritional, respiratory, and other specialized ancillary services. As of December 31, 1998, the Company operates facilities in Alabama, Arkansas, Florida, Georgia, Kentucky, North Carolina, Ohio, South Carolina, Tennessee, Texas, West Virginia, and the Canadian provinces of Ontario and British Columbia. The Company has current plans to begin operating facilities in Virginia and the Canadian province of Manitoba in 1999.

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

As compensation for providing management services, the Company earns a management fee, which in 1998 averaged approximately 5% of the facilities' net patient revenues. Of the Company's 32 management agreements, 14 have more than five years remaining on their current terms, 10 have between two and four years remaining on their current terms, and eight are month-to-month arrangements or have a current term expiring within one year, with an average current maturity of approximately five years for all contracts.

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

During 1997, the Federal government enacted the Balanced Budget Act of 1997 ("BBA"), which contains numerous Medicare and Medicaid cost-saving measures. PPS is a direct result of the BBA. It requires that nursing homes transition to PPS under the Medicare program during a three year "transition period" commencing with the first cost reporting period beginning on or after July 1, 1998. The BBA also contains certain measures that have resulted in and could lead to future reductions in Medicare therapy cost reimbursement and Medicaid payment rates. To date, the PPS has not had a material negative impact on the Company's operations, since the reduction in revenues has, for the most part, been offset by the Company's ability to take cost-saving measures. However, through December 31, 1998, not all the Company's nursing homes had begun their PPS phase-in, and the Company is not able to predict with certainty the ultimate impact of the prospective payment system on its future operations. Further, any reductions in State or Federal spending for long-term health care could have an adverse effect on the operating results and cash flows of the Company. See "Item 1 - Government Regulation and Reimbursement."

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

NURSING HOME AND ASSISTED LIVING FACILITY SERVICES

Operations. As of December 31, 1998, the Company operates 63 nursing homes with 7,182 licensed beds and 52 assisted living facilities with 4,755 units as set forth below:


                                                       United States                         Canada
                                                ------------------------------     ----------------------------
                                                Facilities       Licensed Beds     Facilities     Licensed Beds
                                                ----------       -------------     ----------     -------------
     Nursing Homes:
         Owned..............................         5                562               2               144
         Leased.............................        37              4,158               0                 0
         Managed............................        10                867               9             1,451
                                                    --              -----              --             -----
                  Total.....................        52              5,587              11             1,595
                                                    ==              =====              ==             =====

     Assisted Living Facilities(1):             Facilities          Units          Facilities          Units
                                                ----------          -----          ----------          -----
         Owned..............................        14              1,050               3               218
         Leased.............................        19              1,428               5               489
         Joint Venture Managed..............         0                  0               6               865
         Managed............................         0                  0               5               705
                                                    --              -----              --             -----
                  Total.....................        33              2,478              19             2,277
                                                    ==              =====              ==             =====


----------------
     (1) Facilities that provide both nursing care and assisted living services are counted as nursing homes although their units are counted as assisted living units. There are three such facilities in the United States. Also includes seven facilities under development: one owned with 79 units, two leased with 100 units and four to be managed with 486 units.


For the year ended December 31, 1998, the Company's net patient and resident revenues were $201.3 million, or 98.1% of total net revenues. For the year ended December 31, 1998, the Company's net revenues from the provision of management services were $3.6 million, or 1.8% of the total net revenues. This management fee revenue represented approximately 5% of the $71.7 million net revenues earned by the owners or operators of the facilities under management. See Note 14 of the Company's Consolidated Financial Statements for more information on the Company's operating segments.

Nursing Home Services. The nursing homes operated by the Company provide basic health care services, including room and board, nutrition services, recreational therapy, social services, housekeeping and laundry services and nursing services. In addition, the nursing homes dispense medications and otherwise follow care plans prescribed by the patients' physicians. In an effort to attract patients with more complex health care needs, the Company also provides for the delivery of ancillary medical services at the nursing homes it operates. These specialty services include rehabilitation therapy services, such as speech pathology, audiology, and occupational, hospital-based respiratory, and physical therapies, which are provided through licensed therapists and registered nurses, and the provision of medical supplies, nutritional support, infusion therapies, and related clinical services. The Company has historically contracted with third parties for a fee to assist in the provision of various ancillary services to the Company's patients. The Company owns an ancillary service supply business through which it provides medical supplies and enteral nutritional support services directly to patients. In 1998, the Company entered into a joint venture to provide institutional pharmacy services to the Company's facilities as well as facilities owned by others. The Company continues to explore opportunities to broaden its ancillary services. The Company's nursing homes range in size from 48 to 247 licensed beds.

Assisted Living Facility Services. Services and accommodations at assisted living facilities include central dining facilities, recreational areas, social programs, housekeeping, laundry and maintenance service, emergency call systems, special features for handicapped persons and transportation to shopping and special events. The Company believes that assisted living services will continue to increase as an attractive alternative to nursing home care because a variety of supportive services and supervision can be obtained in a far more independent and less institutional setting. Generally, basic care and support services can be offered cheaper in an assisted living facility than either in a nursing home or through home health care assistance. On average, the Company provides 30 to 60 minutes of nursing care per resident per day in its Canadian assisted living facilities. The Company believes that the availability of health care services is an additional factor that makes assisted living an attractive alternative in Canada. The Company's assisted living facilities range in size from 12 to 323 units.

OPERATING AND GROWTH STRATEGY

The Company's objective is to become the leading provider of health care and related services to the elderly in the communities in which it operates. The Company intends to achieve this objective by seeking to:

         Provide a Broad Range of Cost-Effective Services. The Company's objective is to provide a variety of services in a broad continuum of care which will meet the ever changing needs of the elderly. The Company's expanded service offering currently includes assisted living, skilled nursing, comprehensive rehabilitation services and medical supply and nutritional support services. In addition, the Company is considering adding new services as appropriate including adult day care, medical equipment rental, and specialized recreational programs. By addressing varying levels of acuity, the Company is able to meet the needs of the elderly population it serves for a longer period of time and can establish a reputation as the provider of choice in a particular market. Furthermore, the Company believes it is able to deliver quality services cost-effectively, thereby expanding the elderly population base that can benefit from the Company's services, including those not otherwise able to afford private-pay assisted living services.

         Form Strategic Alliances or Joint Ventures with Other Health Care Providers. Through strategic alliances or joint ventures with other health care providers, the Company is able to offer additional services to its customers in a cost-effective, specialized manner. By entering into such agreements for services such as rehabilitation, the Company believes that it can continue to leverage the expertise of other providers in order to expand its continuum of care on a cost-effective basis. In 1998, the Company entered into a joint venture to provide institutional pharmacy services with NCS HealthCare, a leading long-term care pharmacy services company. The Company expects to expand into other service areas as appropriate by establishing additional strategic alliances or joint ventures in the future.

         Cluster Operations on a Regional Basis. The Company has developed regional concentrations of operations in order to achieve operating efficiencies, generate economies of scale and capitalize on marketing opportunities created by having multiple operations in a regional market area.

Key elements of the Company's growth strategy are to:

         Increase Revenues and Profitability at Existing Facilities. The Company's strategy includes increasing facility revenues and profitability levels through increasing occupancy levels and containing costs. The Company directs its marketing efforts locally in order to promote higher occupancy levels and improved payor and case mixes at its nursing homes and assisted living facilities.

         Emphasize Development Joint Ventures in Canada. In 1998, the Company entered into four Canadian joint ventures, each of which is developing a new assisted living facility. The Company has a minority equity interest in each development and has received a long-term contract to manage each facility. Each of these facilities is scheduled to open during various times in 1999.

         Make Selective Acquisitions. The Company's senior management will continue to evaluate selected acquisitions primarily through the lease of additional assisted living facilities, concentrating on rural and secondary markets in the southeast United States and Canada. Management believes that such markets are often underserved by long-term care facilities and offer lower labor costs. The Company's goal is to use its expertise in operating long-term care facilities to increase the occupancy rates and lower the costs of these acquired facilities. In addition, where market conditions permit, the Company intends to expand the operations of acquired facilities by offering more services, in an effort to increase their profitability.

         Pursue Additional Opportunities for Management Agreements. Management believes that the Company can attract additional management agreements in Canada. Further, it is management's belief that the Company is a recognized provider of quality care in Canada and has established financial and operational control systems, extensive reimbursement expertise, and access to purchasing economies. The Company has the ability to provide an array of services ranging from total operational management for passive investors in nursing homes and assisted living facilities to the provision of unbundled consulting services. In certain cases, the Company has the opportunity to share in the profits of a managed facility and/or has a right of first refusal or an option to purchase the managed facility.

The Company has established a task force to address the continuing impact of the BBA. The task force will evaluate changes in the funding environment for long-term care as these changes become known. The Company will attempt to maximize the revenues available to it from governmental sources within the changes that occur under the BBA.

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

DESCRIPTION OF MANAGEMENT SERVICES AND AGREEMENTS

Of the Company's 115 facilities, 30 are operated as managed facilities, where the Company's responsibilities include recruiting, hiring and training all nursing and other personnel, and providing quality assurance, resident care, nutrition services, marketing, accounting and data processing services. Services performed at the corporate level include group contract purchasing, employee training and development, quality assurance oversight, human resource management, assistance in obtaining third-party reimbursement, financial and accounting functions, policy and procedure development, system design and development and marketing support. The Company's financial reporting system monitors certain key data for each managed facility, such as payroll, admissions and discharges, cash collections, net patient care revenues, rental revenues, staffing trend analysis and measurement of operational data on a per patient basis.

The Company's management fee is subordinated to debt payments at 17 facilities. The Company participates in profits over its base management fee at 17 facilities and is obligated to provide cash flow support at eight facilities. The Company receives a base management fee for the management of long-term care facilities ranging generally from 3.5% to 6.0% of the net revenues of each facility. Other than certain corporate and regional overhead costs, the services provided at the facility are the facility owner's expense. The facility owner also is obligated to pay for all required capital expenditures. The Company generally is not required to advance funds to the owner. However, with respect to one management agreement covering two facilities, the Company has advanced approximately $1.5 million; this advance carries 8.0% interest and is being repaid over the remaining life of the management agreement. Additionally, the Company guarantees the cash flow of a second limited partnership that the Company manages. See Notes 6 and 15 of the Company's Consolidated Financial Statements for more information on these advances.

Of the Company's 30 management contracts, two are contracts to manage facilities during Canadian receivership or insolvency proceedings. Although these contracts are generally month-to-month, it has been the Company's experience that the duration of a receivership or insolvency management appointment typically ranges from six to twenty-four months. The number of such management appointments fluctuates as troubled facilities are added or are removed due to the disposition of the property by the receiver or owner. These two management contracts are for a base fee with no profit participation, no subordination to debt, no purchase options and no guarantees of debt.

Based upon the initial term and any renewal terms over which the Company holds the option, the remaining 28 contracts expire in the following years:


                                                                 NUMBER OF FACILITIES         1998
                                                                 --------------------      MANAGEMENT
                  YEAR                                             U.S.     CANADA            FEES
                  ----                                             ----     ------         ------------

                  1999........................................       0         4               375,000
                  2000........................................       0         1               207,000
                  2001........................................       6         0                   -0-(1)
                  2002........................................       0         1(2)                -0-
                  2003........................................       0         3(2)             65,000
                  2004........................................       0         7             1,241,000
                  2005........................................       0         2               501,000
                  2015........................................       4        --             1,013,000
                                                                    --        --
                           Total..............................      10        18
                                                                    ==        ==

-------------------
(1) The operations of the six facilities of Texas Diversicare Limited Partnership ("TDLP") are included in the Company's consolidated operations. Accordingly, no management fees are recognized with respect to TDLP. See
     Note 6 of the Company's Consolidated Financial Statements for more information with respect to the Company's relationship with TDLP.

(2)  These facilities had not begun full operations as of December 31, 1998.

The Company currently anticipates that, except for the receivership or insolvency agreements, most of the management agreements coming due for renewal through 2001 will be renewed. However, there can be no assurance that any of these agreements will be renewed.

The following table summarizes the Company's net revenues derived from management services and the net revenues of the managed facilities during the years indicated (in thousands):

                                                                         YEAR ENDED DECEMBER 31,
                                                                ------------------------------------------
                                                                  1998             1997              1996
                                                                -------          -------           -------
    Management Fees (1)                                         $ 3,627          $ 3,886           $ 3,652
                                                                =======          =======           =======

    Net Revenues of Managed Facilities                          $71,670          $75,043           $72,076
                                                                =======          =======           =======

    Management Fees as a Percentage
       of Net Facility Revenues                                     5.1%             5.2%              5.1%
                                                                =======          =======           =======

-------------------
     (1) 1996 amount is net of $0.5 million in non-recurring consulting fees.

DESCRIPTION OF LEASE AGREEMENTS

The Company leases 61 nursing homes and assisted living facilities, including 30 owned by Omega Healthcare Investors, Inc. ("Omega") (a real estate investment trust), 11 owned by Counsel Corporation ("Counsel") (which owned or controlled the Company's predecessor operations), 14 owned by members or affiliates of Pierce and six owned by others. All but two of the Company's leases are "triple-net," requiring the Company to maintain the premises, pay taxes, and pay for all utilities. The Company typically grants its lessor a security interest in the Company's personal property located at each leased facility to secure the Company's performance under the lease. The leases contain customary default and covenant provisions, generally requiring the Company to maintain a minimum net worth, expend specified sums per bed for capital expenditures, maintain certain financial and coverage ratios and prohibit the Company from operating any additional facilities within a certain radius of each leased facility. In addition, the Company is generally required to maintain comprehensive insurance covering the facilities it leases as well as personal and real property damage insurance and professional malpractice insurance. In all cases where mortgage indebtedness exists with respect to a leased facility, the Company's interest in the premises is subordinated to that of the lessor's mortgage lenders.

Omega Leases. The Company has a master lease with Omega covering 21 facilities (the "Master Lease"), which provides for an initial term of ten years through August 2002 and allows the Company one ten-year renewal option. The Master Lease provides for annual increases in the rent based upon inflation or a percentage of the increase in the net revenues of the facilities, whichever results in the greater increase in rent, up to a maximum increase equal to 5.0% of the prior year's rent. The Company entered into a series of agreements with Omega in 1994 ultimately resulting in the Company leasing a total of nine additional facilities (the "1994 Omega Lease"). The 1994 Omega Lease provides for an initial term of ten and one-half years expiring in May 2005 and allows the Company two five-year renewal options. The rent with respect to these facilities is subject to increases under a formula similar to that of the Master Lease up to a maximum increase of 3.9% of the prior year's rent. During the year ended December 31, 1998, the patient and resident revenues from the Omega leased facilities were $91.6 million. A default with respect to any one facility would constitute a default with respect to all the facilities covered by the Master Lease or the 1994 Omega Lease, as applicable.

Counsel Leases. The Company leases five facilities from Counsel with an initial term of five years through April 1999 and one five-year renewal option. The Company has notified Counsel of its intention to renew the lease on these facilities. The Company leases three additional facilities from Counsel with an initial term of ten years through April 2004 and one ten-year renewal option. With respect to these eight facilities, the Company has the right of first refusal and a purchase option at the end of the respective lease terms. Additionally, the rent is fixed throughout the initial terms. The Company leases three additional facilities from Counsel with a lease term through August 2002. These facilities are subject to a participating mortgage from Counsel in favor of Omega. At the end of the lease term, the Company has the right to purchase these facilities. In addition, the Company can require Counsel to transfer these facilities to Omega, at which time the Company has the right to lease these facilities from Omega in accordance with the terms of the Master Lease. Rent increases with respect to these three facilities are calculated under the same terms as applicable in the Omega Master Lease. During the year ended December 31, 1998, the patient and resident revenues from the Counsel leased facilities were $26.5 million. The Counsel leases provide that a default under any one of the leases constitutes a default under all of the leases.

Pierce Leases. Effective October 1, 1997, the Company acquired leases with respect to 14 facilities from Pierce Management Group ("Pierce"). Of these leases, 12 are with the former principal owners of Pierce and have an initial term of 15 years and two five-year renewal options. Beginning at the third anniversary, annual rent increases are to be applied equal to the rate of inflation up to a maximum of 3.0%. Beginning at the fifth anniversary, the Company has a right to purchase all 12 facilities as a group for their fair market value. An additional lease, which expires in 2003, is with an affiliate of Pierce who is a current employee of the Company. The remaining lease is a sublease that expires in 2017. The Company has no purchase option with respect to either the 2003 lease or the sublease. During the period ended December 31, 1998, the resident revenues from the Pierce leased facilities were $13.9 million.

FACILITIES.

The following table summarizes certain information with respect to the nursing homes and assisted living facilities owned, leased and managed by the Company as of December 31, 1998:



                                                                                     Assisted Living
                                                         Nursing Homes                    Centers
                                                  ---------------------------       ------------------
                                                  Number        Licensed Beds       Number(1)    Units
                                                  ------        -------------       ---------    -----
     OPERATING LOCATIONS:
         Alabama............................         7                862                --         52
         Arkansas...........................        13              1,411                 2         24
         Florida............................         8                800                --         --
         Georgia............................        --                 --                 1         56
         Kentucky...........................         6                474                --          4
         North Carolina.....................        --                 --                27      2,163
         Ohio...............................         1                151                --         --
         Tennessee..........................         5                617                --         --
         Texas..............................        10              1,092                --         --
         West Virginia......................         2                180                --         --
         Ontario............................        11              1,595                12      1,310
         British Columbia...................        --                 --                 3        460
                                                  ----             ------              ----     ------
                                                    63              7,182                45      4,069

     LOCATIONS UNDER DEVELOPMENT:
         North Carolina.....................        --                 --                 1         79
         South Carolina.....................        --                 --                 2        100
         British Columbia...................        --                 --                 2        228
         Ontario............................        --                 --                 2        279
                                                  ----             ------              ----     ------
                  Total.....................        63              7,182                52      4,755
                                                  ====             ======              ====     ======

     CLASSIFICATION:
         Owned..............................         7                706                17      1,302
         Leased.............................        37              4,158                24      1,883
         Joint Venture Managed..............        --                 --                 6        865
         Managed............................        19              2,318                 5        705
                                                  ----             ------              ----     ------
                  Total.....................        63              7,182                52      4,755
                                                  ====             ======              ====     ======


------------------
     (1) Facilities that provide both nursing care and assisted living services are counted as nursing homes. There are two such facilities in Alabama and one in Kentucky.

ORGANIZATION

The Company's long-term care facilities are currently organized into nine regions, seven in the United States and two in Canada, each of which is supervised by a regional vice president or manager. The regional vice president or manager is supported by nursing and human resource personnel, education coordinators and clerical personnel, all of whom are employed by the Company. The day-to-day operations of each owned, leased or managed nursing home is supervised by an on-site, licensed administrator. The administrator of each nursing home is supported by other professional personnel, including a medical director, who assists in the medical management of the facility, and a director of nursing, who supervises a staff of registered nurses, licensed practical nurses, and nurses aides. Other personnel include dietary staff, activities and social service staff, housekeeping, laundry and maintenance staff, and a business office staff. Each assisted living facility owned, leased or managed by the Company is supervised by an on-site administrator, who is supported by a director of resident care, a director of food services, a director of maintenance, an activities coordinator, dietary staff and housekeeping, laundry and maintenance staff. With respect to the managed facilities, the majority of the administrators are employed by the Company, and the Company is reimbursed for their salaries and benefits by the respective facilities. All other personnel at managed facilities are employed and paid by the owner of the nursing home or assisted living facility, not by the Company. All personnel at the leased or owned facilities, including the administrators, are employed by the Company.

The Company has in place a Continuous Quality Improvement ("CQI") program, which is focused on training direct care givers. The Company conducts monthly audits to monitor adherence to the standards of care established by the CQI program at each facility which it owns, leases or manages. The facility administrator, with assistance from regional nursing personnel, is primarily responsible for adherence to the Company's quality improvement standards. In that regard, the annual operational objectives established by each facility administrator include specific objectives with respect to quality of care. Performance of these objectives is evaluated quarterly by the regional vice president or manager, and each facility administrator's incentive compensation is based, in part, on the achievement of the specified quality objectives. Issues regarding quality of care and resident care outcomes are addressed monthly by senior management. The Company also has established a quality improvement committee consisting of nursing representatives from each region. This committee periodically reviews the Company's quality improvement programs and, if so directed, conducts facility audits as required by the Company's executive committee. The Company and its predecessor have operated a medical advisory committee in Ontario for more than 12 years and has developed similar committees in some of the other jurisdictions in which it operates. It is the Company's view that these committees provide a vehicle for ensuring greater physician involvement in the operations of each facility with resulting improved focus on CQI and resident care plans. In addition, the Company has provided membership for all of its medical directors in the American Medical Directors Association. All of the nursing homes operated by the Company in Ontario have been accredited by the Canadian Council on Health Facilities Accreditation. The CQI program used at all locations was designed to meet accreditation standards and to exceed state and federal government regulations.

COMPETITION

The long-term care business is highly competitive. The Company faces direct competition for additional facilities and management agreements, and the facilities operated by the Company face competition for employees, patients, and residents. The Company plans to expand its business through the acquisition of additional leased long-term care facilities and through additional management agreements. The Company competes with a variety of other companies to acquire such facilities and to provide contract management services. Some of the Company's present and potential competitors for acquisitions and management agreements are significantly larger and have or may obtain greater financial and marketing resources. Competing companies may offer new or more modern facilities or new or different services that may be more attractive to patients, residents or facility owners than the services offered by the Company.

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

Reimbursement. A significant portion of the Company's revenues is derived from government-sponsored health insurance programs. The nursing homes operated by the Company derive revenues under Medicaid, Medicare, the Ontario Government Operating Subsidy program and private pay services. The United States assisted living facilities derive revenues from Medicaid and similar programs as well as from private pay sources. Assisted living facilities in Canada derive virtually all of their revenues from private pay sources. The Company employs specialists in reimbursement at the corporate level to monitor regulatory developments, to comply with all reporting requirements, and to maximize payments to its operated nursing homes. It is generally recognized that all government-funded programs have been and will continue to be under cost containment pressures, but the extent to which these pressures will affect the Company's future operations is unclear.

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

The BBA also requires that nursing homes transition to a prospective payment system ("PPS") under the Medicare program during a three-year transition period commencing with the first cost reporting period beginning on or after July 1, 1998, and creates a managed care Medicare program called "Medicare + Choice." Medicare + Choice allows beneficiaries to participate either in the original Medicare fee-for-service program or to enroll in a managed care plan such as a health maintenance organization ("HMO"). Such managed care plans would allow the HMOs to enter into risk-based contracts with the Medicare program, and the Medicare HMOs could then contract with providers such as the Company for the provision of nursing home services. No assurance can be given that the Company's facilities will be successful in negotiating favorable contracts with Medicare HMOs. At this time, management believes that it can reduce its costs in response to PPS, as it is presently structured, such that there will be little or no impact on net income.

Although the Company was able to offset the vast majority of reductions in its revenues due to Medicare PPS by realizing cost savings in 1998, PPS is still in the process of being phased in and defined. Accordingly, there can be no assurance that PPS will not ultimately have an adverse impact on the Company.

Management anticipates that the Company will incur a negative impact on operations in 1999 due to the new fee screen for therapy services that is being imposed as part of the BBA although the ultimate effect cannot yet be reasonably estimated. Further, there can be no assurance that states in which the Company operates will not enact further cost-saving measures in their Medicaid programs. Any reductions in government spending for long-term health care could have an adverse effect on the operating results and cash flows of the Company.

Reduction in health care spending has become a national priority in the United States, and the field of health care regulation and reimbursement is a rapidly evolving one. For the fiscal year ended December 31, 1998, the Company derived 22.1% and 58.8% of its total patient and resident revenues from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on the Company's profitability. The Company is unable to predict which reform proposals or reimbursement limitations will be adopted in the future or the effect such changes would have on its operations. In addition, private payors, including managed care payors, are increasingly demanding that providers accept discounted fees or assume all or a portion of the financial risk for the delivery of health care services. Such measures may include capitated payments, which can result in significant losses to health care providers if patients require expensive treatment not adequately covered by the capitated rate.

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

Licensure and Certification. All the Company's nursing homes must be licensed by the state in which they are located in order to accept patients, regardless of payor source. In most states, nursing homes are subject to certificate of need laws, which require the Company to obtain government approval for the construction of new nursing homes or the addition of new licensed beds to existing homes. The Company's nursing homes must comply with detailed statutory and regulatory requirements in order to qualify for licensure, as well as for certification as a provider eligible to receive payments from the Medicare and Medicaid programs. Generally, the requirements for licensure and Medicare/Medicaid certification are similar and relate to quality and adequacy of personnel, quality of medical care, record keeping, dietary services, resident rights and the physical condition of the facility and the adequacy of the equipment used therein. Each facility is subject to periodic inspections, known as "surveys" by health care regulators, to determine compliance with all applicable licensure and certification standards. If the survey concludes that there are deficiencies in compliance, the facility is subject to various sanctions, including but not limited to monetary fines and penalties, suspension of new admissions, and loss of licensure or certification. Generally, however, once a facility receives written notice of any compliance deficiencies, it submits a written plan of correction and is given a reasonable opportunity to correct the deficiencies. However, one of the Company's facilities in Arkansas was decertified from the Medicaid and Medicare programs in 1998. Although the facility was recertified for participation in the Medicaid program within 30 days without significant adverse financial impact, it has not yet been recertified to participate in Medicare and is not currently accepting Medicare patients. A second facility, located in Florida, was subject to a government-imposed moratorium on admissions and civil monetary penalties during the last quarter of 1998. The Company is appealing the civil monetary penalties and has taken aggressive action, including increasing its staffing, to correct the deficiencies on which the moratorium was based. The moratorium was lifted at the end of January 1999. See "Item 1 - Material Corporate Developments - Regulatory Issues."

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

The following table sets forth net patient and resident revenues by payor source for the Company for the years presented:

                                                             YEAR ENDED DECEMBER 31,
                                -----------------------------------------------------------------------------
                                                            (DOLLARS IN THOUSANDS)
                                          1998                       1997                      1996
                                ----------------------     ----------------------     -----------------------
      Medicaid (1) .......      $118,394          58.8%    $ 99,396          55.8%    $ 91,089          56.2%
      Medicare ...........        44,490          22.1       44,974          25.2       41,566          25.7
      Private Pay (1) ....        38,449          19.1       33,829          19.0       29,274          18.1
                                --------        ------     --------        ------     --------        ------
             Total .......      $201,333         100.0%    $178,199         100.0%    $161,929         100.0%
                                ========        ======     ========        ======     ========        ======

-------------------
(1) Includes assisted living facility revenues. The mix of Medicaid, Medicare and private pay for nursing homes in 1998 was 61.0%, 25.8%, and 13.2%, respectively.

Patient and residential service is generally provided and charged in daily service units, commonly referred to as patient and resident days. The following table sets forth patient and resident days by payor source for the Company for the years presented:

                                                  YEAR ENDED DECEMBER 31,
                               ----------------------------------------------------------
                                      1998                  1997                1996
                               -----------------    -----------------    ----------------
      Medicaid (1) .......     1,747,844    72.1%   1,345,010    67.5%   1,253,342   69.1%
      Medicare ...........       110,178     4.5      120,583     6.1      120,458    6.6
      Private Pay (1) ....       566,834    23.4      525,016    26.4      440,130   24.3
                               ---------   -----    ---------   -----    ---------  -----
             Total .......     2,424,856   100.0%   1,990,609   100.0%   1,813,930  100.0%
                               =========   =====    =========   =====    =========  =====

-------------------
(1) Includes assisted living facility days. The mix of Medicaid, Medicare and private pay for nursing homes in 1998 was 78.6%, 7.3%, and 14.1%, respectively.

The above tables include net patient revenues and the patient days of the six facilities comprising TDLP. See Note 6 of the Company's Consolidated Financial Statements.

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

The Company maintains general and professional liability insurance with per claim coverage of $1.0 million and aggregate coverage limits of up to $3.0 million for its long-term care services. Through December 31, 1997, with respect to a majority of its United States nursing homes, the Company was self-insured for the first $25,000 per occurrence and $500,000 in the aggregate for such claims. Effective January 1, 1998, these self-insured per claim and aggregate amounts increased to $250,000 and $2.5 million, respectively. Effective February 1, 1999, the remaining United States nursing homes became part of the $250,000/$2.5 million deductible program. In addition, the Company maintains a $50.0 million aggregate umbrella liability policy for claims in excess of the foregoing limits for its nursing home operations. The assisted living operations acquired in the Pierce transaction are self-insured, with respect to each location, for the first $5,000 per occurrence and $25,000 in the aggregate. In addition, the Company maintains a $10.0 million aggregate umbrella liability policy for claims in excess of the foregoing limits for these assisted living operations.

The Canadian facilities owned or leased by the Company maintain general and professional liability insurance with per claim coverage limits of up to $3.3 million ($5.0 million Canadian). In addition, the Company maintains an aggregate umbrella liability policy of equal amount for claims in excess of the above limit for these facilities. Canadian general and professional liability insurance coverages are less than in the United States due primarily to the lower incidence of liability litigation in Canada. The facilities managed by the Company in Canada maintain similar coverages to those outlined above. The Company is named as additional insured on the policies maintained by the Canadian managed facilities.

The six TDLP facilities maintain general and professional liability insurance with per claim coverage of $1.0 million and aggregate coverage limits of up to $2.0 million. In addition, through January 31, 1999, TDLP maintained a $10.0 million aggregate umbrella liability policy for claims in excess of the foregoing limits for these facilities. Effective February 1, 1999, TDLP became insured locations under the Company's $50.0 million aggregate umbrella policy.

The Company is self-insured for health insurance benefits in amounts of up to $75,000 per individual for certain of its United States employees who have elected coverage under the Company's sponsored plan. This plan is also made available to certain United States managed employees. For the current policy year, expected claims under this program are approximately $2.9 million, and the Company has secured stop-loss insurance coverage for claims in excess of approximately $3.6 million. Canadian employees are covered for worker's compensation and supplemental health care as a result of the Company's participation in mandated insurance programs administered by the individual provinces in which the Company operates. With respect to its United States workers' compensation risks, substantially all of the Company's employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. Prior to that time, the Company was self-insured for the first $250,000, on a per claim basis, for worker's compensation claims in a majority of its United States nursing facilities. The Company has been and remains a non-subscriber to the Texas worker's compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. The Company, at its sole discretion, reviews each injury incident and provides medical care and wage replacement appropriate to each situation. Substantially all the risks of worker's compensation claims under the high-deductible or self-insurance programs are assumed by the Company, and, as such, the costs incurred are comparable to those of a Company insured under a policy containing provisions for retroactive premium adjustments to reflect past claims experience.

The Company utilizes risk management consultants in the evaluation of its insurance programs, and management believes its current insurance coverage level is consistent with industry standards and is appropriate for the risk environment. The Company has established reserves that management believes are adequate to cover the self-insured risks of its insurance programs. There can be no assurance that the Company's insurance and reserves will be sufficient to cover any judgements, settlements or costs relating to any pending or future claims or legal proceedings (including any related judgements, settlements or costs) or that any such insurance will be available to the Company in the future on satisfactory terms, if at all. If the insurance and reserves carried by the Company are not sufficient to cover any judgements, settlements or costs relating to pending or future claims or legal proceedings, the Company's business and financial condition could be materially adversely affected.

EMPLOYEES

As of February 28, 1999, the Company employed a total of approximately 5,210 individuals. Management believes that the Company's employee relations are good. Approximately 210 of the Company's United States employees are represented by a labor union and approximately 400 of the Company's Canadian employees are represented by various unions. With the exception of some administrators of managed facilities (whose salaries are reimbursed by the owners), the staff of the managed nursing homes and assisted living facilities are not employees of the Company. The Company's managed facilities employ approximately 2,500 individuals, approximately 1,710 of whom are Canadians represented by various unions.

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


ITEM 2.  PROPERTIES

The Company owns 24 and leases 61 long-term care facilities. See "Item 1 - Description of Lease Agreements" and "- Facilities." The Company leases approximately 19,000 square feet of office space in Franklin, Tennessee, that houses the executive offices of the Company, its regional office supporting the Tennessee operations and the ancillary services supply operations. In addition, the Company leases its regional office for Canadian operations with approximately 10,800 square feet of office space in Mississauga, Ontario, its regional office with approximately 5,500 square feet of office space in Kernersville, North Carolina, and its regional office with approximately 3,000 square feet of office space in Ashland, Kentucky. Lease periods on these facilities generally range up to seven years, although the Kernersville lease runs through 2022 including renewal options. Regional executives for Alabama, Arkansas, Florida and Texas work from offices of under 1,000 square feet each. Management believes that the Company's leased properties are adequate for its present needs and that suitable additional or replacement space will be available as required.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to a vote of security holders during the fourth quarter (October 1, 1998 through December 31, 1998) of the fiscal year covered by this Annual Report on Form 10-K.



                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Common Stock of the Company is listed on the New York Stock Exchange under the symbol "AVC." The following table sets forth the high and low prices of the common stock as reported by the New York Stock Exchange for each quarter in 1997 and 1998:

                 Period                    High               Low
                 ------                    ----               ---
          1997 1st Quarter               $ 9   5/8          $ 7 1/4
          1997 2nd Quarter                11   3/8            8 3/4
          1997 3rd Quarter                12  7/16           11
          1997 4th Quarter                12 15/16            7 1/2
          1998 1st Quarter                10  3/16            7 3/4
          1998 2nd Quarter                10  5/16            6
          1998 3rd Quarter                 7   7/8            5 5/8
          1998 4th Quarter                 6   1/2            4 3/4


The Company's Common Stock has been traded since May 10, 1994. On March 25, 1999, the closing price for the Common Stock was $3, as reported by the New York Stock Exchange.

On March 25, 1999, there were 205 holders of record of the common stock. Most of the Company's shareholders have their holdings in the street name of their broker/dealer. The total number of shareholders is believed to be approximately 1,700 individuals and entities.

The Company has not paid cash dividends on its Common Stock and anticipates that, for the foreseeable future, any earnings will be retained for use in its business and no cash dividends will be paid. The Company is currently prohibited from issuing dividends under certain debt instruments.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The Company commenced operations effective with an initial public offering of common stock in May 1994. The Company's predecessor operations were in companies owned or controlled by Counsel Corporation (collectively, the "Long-Term Care Business"). The selected financial data of Advocat as of December 31, 1998, 1997, 1996, 1995 and 1994 and for the years ended December 31, 1998, 1997, 1996 and 1995 have been derived from the audited financial statements of Advocat. The selected unaudited pro forma financial data of Advocat for 1994 has been derived from the pro forma financial data of Advocat.

                                                             YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------------------

                                                               ADVOCAT                         ADVOCAT
                                        -------------------------------------------------     PRO FORMA
                                           1998          1997         1996         1995         1994
                                        ---------      --------     --------     --------     --------
STATEMENT OF OPERATIONS DATA:                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES:
   Patient revenues ...............     $ 166,529      $163,094     $153,582     $128,643     $ 92,228
   Resident revenues ..............        34,804        15,105        8,347        7,477        7,098
   Management fees ................         3,627         3,886        4,152        3,618        3,583
   Interest .......................           192           158          156          227          177
                                        ---------      --------     --------     --------     --------
         Net revenues .............       205,152       182,243      166,237      139,965      103,086
                                        ---------      --------     --------     --------     --------

EXPENSES:
   Operating ......................       164,769       146,555      131,966      109,458       77,567
   Lease ..........................        19,109        15,850       14,441       13,518       10,827
   General and administrative .....        10,969         9,636        8,578        7,806        6,409
   Depreciation and amortization ..         3,838         2,823        2,285        1,516        1,230
   Non-recurring charges ..........         5,859            --           --           --           --
   Interest .......................         5,425         2,672        1,591          777          484
                                        ---------      --------     --------     --------     --------
         Total expenses ...........       209,969       177,536      158,861      133,075       96,517
                                        ---------      --------     --------     --------     --------

INCOME (LOSS) BEFORE
   INCOME TAXES ...................     $  (4,817)     $  4,707     $  7,376     $  6,890     $  6,569
                                        =========      ========     ========     ========     ========

NET INCOME (LOSS) .................     $  (3,083)     $  3,013     $  4,721     $  4,410     $  4,204
                                        =========      ========     ========     ========     ========

EARNINGS (LOSS) PER SHARE
   Basic ..........................     $    (.57)     $    .56     $    .89     $    .84     $    .80
                                        =========      ========     ========     ========     ========
   Diluted ........................     $    (.57)     $    .56     $    .89     $    .82     $    .80
                                        =========      ========     ========     ========     ========

WEIGHTED AVERAGE SHARES
   Basic ..........................         5,388         5,339        5,304        5,270        5,250
                                        =========      ========     ========     ========     ========
   Diluted ........................         5,388         5,373        5,330        5,381        5,275
                                        =========      ========     ========     ========     ========



                                                               DECEMBER 31,
                                        ----------------------------------------------------------
                                                                 ADVOCAT
                                        ----------------------------------------------------------
                                          1998         1997        1996        1995        1994
                                        --------     --------     -------     -------     -------
BALANCE SHEET DATA:                                          (IN THOUSANDS)
  Working capital (deficit) .......     $(17,898)    $ 13,849     $13,540     $ 6,726     $ 8,120
                                        ========     ========     =======     =======     =======

  Total assets ....................     $121,294     $114,961     $74,908     $59,031     $45,018
                                        ========     ========     =======     =======     =======

  Long-term debt, excluding
      current portion .............     $ 33,514     $ 58,373     $23,254     $11,063     $ 7,567
                                        ========     ========     =======     =======     =======

  Shareholders' equity ............     $ 27,561     $ 30,733     $27,348     $22,437     $17,669
                                        ========     ========     =======     =======     =======

                        PRO FORMA SELECTED FINANCIAL DATA
                                   (UNAUDITED)


The following unaudited pro forma consolidated income statement of Advocat for the year ended December 31, 1994, has been prepared to reflect: (i) transfer by the selling shareholders to Advocat of the outstanding stock of their wholly-owned subsidiaries possessing the Long-Term Care Business in exchange for common stock of Advocat and the related tax and accounting effects; (ii) conversion of the 11 facilities owned by Counsel Corporation or an affiliate to operating leases with Advocat as lessee; (iii) terms of the revised operating lease for one facility, entered into in February 1994; (iv) exercise of the underwriters' over-allotment option of 500,000 shares of which one-half of the proceeds remained with Advocat and the other half was used by Advocat to retire the notes payable to the selling shareholders; and (v) certain expenses expected to be incurred by Advocat as a result of its initial public offering that were not incurred by the Long-Term Care Business. This statement has been prepared as if such transactions occurred on January 1. The unaudited pro forma consolidated financial information may not be indicative of the future results of operations and what the actual results of operations would have been had the transactions been consummated on such dates.

                UNAUDITED PRO FORMA CONSOLIDATED INCOME STATEMENT
                          YEAR ENDED DECEMBER 31, 1994
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                            LONG-TERM
                                           CARE BUSINESS                        ADVOCAT
                                           -------------    ------------------------------------------------
                                            FOUR MONTHS                     EIGHT MONTHS       TWELVE MONTHS
                                               ENDED                           ENDED               ENDED
                                             APRIL 30,       PRO FORMA       DECEMBER 31,       DECEMBER 31,
                                               1994         ADJUSTMENTS         1994                1994
                                             ---------      -----------      -----------        ------------
REVENUES:
    Patient revenues...................       $28,523        $     -0-         $63,705            $ 92,228
    Resident revenues..................         2,196              -0-           4,902               7,098
    Management fees....................         1,100              -0-           2,483               3,583
    Interest...........................            11              -0-             166                 177
                                              -------        --------          -------            --------
          Net revenues.................        31,830              -0-          71,256             103,086
                                              -------        --------          -------            --------

EXPENSES:
    Operating..........................        23,933             (39)(a)       53,673              77,567
    Lease..............................         2,826             700 (a)(b)     7,301              10,827
    General and administrative.........         1,981             155 (c)        4,273               6,409
    Depreciation and amortization......           904            (507)(b)          833               1,230
    Interest...........................         1,023            (881)(b)          342                 484
                                              -------        --------          -------             -------
          Total expenses...............        30,667            (572)          66,422              96,517
                                              -------        --------          -------             -------

     Income before income taxes........         1,163             572            4,834               6,569
     Provision for income taxes........           442             183 (d)        1,740               2,365
                                              -------        --------          -------             -------

PRO FORMA NET INCOME...................       $   721        $    389          $ 3,094             $ 4,204
                                              =======        ========          =======             =======

PRO FORMA EARNINGS PER SHARE...........
    Basic..............................                                                            $   .80
                                                                                                   =======
    Diluted............................                                                            $   .80
                                                                                                   =======
WEIGHTED AVERAGE SHARES (e)............
    Basic..............................                                                              5,250
                                                                                                   =======
    Diluted............................                                                              5,275
                                                                                                   =======

------------------------
(a) Reflects the reduced operating expense of $39 and additional lease expense of $12 in accordance with the terms of the revised lease for one facility, entered into in February 1994, as if the terms of the revised lease had been effective January 1, 1994.
(b) Reflects the effects of the conversion of certain owned facilities to leasehold interests, including additional lease expense and reduced interest, depreciation, and amortization expenses.
(c) Reflects the estimated additional corporate, administrative and public financial reporting expenses which would have been incurred by Advocat if it had operated as a separate public entity effective January 1, 1994.
(d) Reflects adjustments to the income tax provision due to additional pro forma income before taxes.
(e) Based on the total number of shares sold to the public in the initial public offering of Advocat stock on May 10, 1994, and the exercise of the over-allotment option, as well as the impact of common stock equivalent shares computed using the treasury stock method.

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

As of December 31, 1998, Advocat's portfolio includes 115 facilities composed of 63 nursing homes containing 7,182 licensed beds and 52 assisted living facilities containing 4,755 units. In comparison, at December 31, 1997, the Company operated 116 facilities composed of 65 nursing homes containing 7,341 licensed beds and 51 assisted living facilities containing 4,748 units. Within this portfolio, 30 facilities are managed on behalf of other owners, 24 of which are on behalf of unrelated owners and 6 in which the Company holds a minority equity interest. The remaining facilities, consisting of 61 leased and 24 owned facilities are operated for the Company's own account. In the United States, the Company operates 52 nursing homes and 33 assisted living facilities, and in Canada, the Company operates 11 nursing homes and 19 assisted living facilities.

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

OPERATING DATA

The following table presents the Advocat statements of operations for the years ended December 31, 1998, 1997, and 1996, and sets forth this data as a percentage of revenues for the same years.

                                                                        YEAR ENDED DECEMBER 31,
                                             -----------------------------------------------------------------------
 ($ IN THOUSANDS)                                     1998                      1997                     1996
                                             ----------------------     ---------------------   --------------------
Revenues:
  Patient revenues .....................     $ 166,529         81.2%    $163,094        89.5%   $153,582        92.4%
  Resident revenues ....................        34,804         16.9       15,105         8.3       8,347         5.0
  Management fees ......................         3,627          1.8        3,886         2.1       4,152         2.5
  Interest .............................           192          0.1          158         0.1         156         0.1
                                             ---------        -----     --------       -----    --------       -----
    Net revenues .......................       205,152        100.0%     182,243       100.0%    166,237       100.0%
                                             ---------        -----     --------       -----    --------       -----
Expenses:
  Operating ............................       164,769         80.3      146,555        80.4     131,966        79.4
  Lease ................................        19,109          9.3       15,850         8.7      14,441         8.7
  General and administrative ...........        10,969          5.3        9,636         5.3       8,578         5.1
  Depreciation and amortization ........         3,838          1.9        2,823         1.5       2,285         1.4
  Non-recurring charges ................         5,859          2.9          -0-         0.0         -0-         0.0
  Interest .............................         5,425          2.6        2,672         1.5       1,591         1.0
                                             ---------        -----     --------       -----    --------       -----
    Total expenses .....................       209,969        102.3      177,536        97.4     158,861        95.6
                                             ---------        -----     --------       -----    --------       -----

Income (loss) before income taxes ......        (4,817)        (2.3)       4,707         2.6       7,376         4.4
Provision (benefit) for income taxes ...        (1,734)        (0.8)       1,694         0.9       2,655         1.6
                                             ---------        -----     --------       -----    --------       -----
    Net income (loss) ..................     $  (3,083)        (1.5)%   $  3,013         1.7%   $  4,721         2.8%
                                             =========        =====     ========       =====    ========       =====

The following tables present data about the facilities operated by the Company as of the dates or for the years indicated:


                                                                                                   DECEMBER 31,
                                                                                         ---------------------------
                                                                                          1998       1997      1996
                                                                                         ------     ------     -----
Licensed Nursing Home Beds:
  Owned ............................................................................        706        706       706
  Leased ...........................................................................      4,158      4,158     4,295
  Managed ..........................................................................      2,318      2,477     2,398
                                                                                         ------     ------     -----
    Total ..........................................................................      7,182      7,341     7,399
                                                                                         ======     ======     =====
Assisted Living Units(1):
  Owned ............................................................................      1,302      1,314       125
  Leased ...........................................................................      1,883      1,800       534
  Managed(2) .......................................................................      1,570      1,634     1,850
                                                                                         ------     ------     -----
    Total ..........................................................................      4,755      4,748     2,509
                                                                                         ======     ======     =====
Total Beds/Units(1):
  Owned ............................................................................      2,008      2,020       831
  Leased ...........................................................................      6,041      5,958     4,829
  Managed(2) .......................................................................      3,888      4,111     4,248
                                                                                         ------     ------     -----
    Total ..........................................................................     11,937     12,089     9,908
                                                                                         ======     ======     =====
Facilities(1):
  Owned ............................................................................         24         25         8
  Leased ...........................................................................         61         59        45
  Managed(2) .......................................................................         30         32        34
                                                                                         ------     ------     -----
    Total ..........................................................................        115        116        87
                                                                                         ======     ======     =====

---------------------
(1) Includes assisted living facilities under development for 1998 - one owned with 79 units, two leased with 100 units and four to be managed with 486 units; for 1997, two owned with 139 units, one leased with 56 units and one to be managed with 110 units.
(2) Includes six assisted living facilities with 865 units in which the Company holds a minority equity interest.

                                            YEAR ENDED DECEMBER 31,
                                        -------------------------------
                                         1998        1997        1996
                                         ----        ----        ----
Average Occupancy(1):
  Leased/Owned(2) .................       81.6%       83.0%       84.9%
  Managed .........................       95.6        96.3        97.1
                                        ------      ------      ------
    Total .........................       84.9%       86.7%       88.6%
                                        ======      ======      ======

-------------------------
(1) Average occupancy excludes facilities under development or facilities managed during receivership or insolvency proceedings.
(2) Includes the occupancy of the six facilities of TDLP, a limited partnership managed by the Company.


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

The following table summarizes the Company's acquisitions for 1996 through 1998:


                            FACILITIES ADDED
                            ----------------             BEDS/UNITS
                        PURCHASE          LEASE            ADDED
                        --------          -----            -----
             1998          0                0                 0
             1997         17               15             2,483
             1996          4                1               410


These facilities are hereafter referred to collectively or in part as the "New Facilities." The acquisition of the New Facilities has added significantly to the Company's volume of business in both 1998 and 1997. The contribution of the New Facilities to selected components of operations is noted separately where such contribution is significant within their first year of operations.

NON-RECURRING CHARGES

During the second and fourth quarters of 1998, the Company recorded various non-recurring charges totaling $5.9 million. Information with respect to each non-recurring charge is presented below:

                                         SECOND         FOURTH
                                         QUARTER        QUARTER       TOTAL
                                        --------------------------------------
MIS Conversion                          $  968,000     $  198,000   $1,166,000
Impaired Assets                                  -      2,858,000    2,858,000
Legal and Contractual Settlements          282,000        994,000    1,276,000
Termination of Proposed Financing
    and Acquisition Transactions           218,000        341,000      559,000
                                        --------------------------------------
                                        $1,468,000     $4,391,000   $5,859,000
                                        ======================================


In connection with its decision to convert all management information systems with respect to the Company's U.S. nursing homes, the Company abandoned much of its existing software and eliminated much of its regional infrastructure in favor of a more centralized accounting organization. The related second quarter charge represents the costs associated with the write-off of capitalized software costs ($553,000), the costs associated with the closing of certain regional offices (primarily future lease commitments, $184,000), and the costs of severance packages for affected personnel ($231,000). In the fourth quarter, additional regional office closings were identified, and another charge of $198,000 was recorded. All of these costs represent future cash requirements except for the write-off of capitalized software costs. As of December 31, 1998, $382,000 remains unpaid.

The Company recorded a charge of $2.5 million for the estimated impairment of the Company's investment in TDLP due to the continuing funding of certain contractual cash flow requirements. Approximately $1.3 million of this charge represents a valuation allowance against advances made in 1998 in excess of the estimated fair value of the Company's investment, while the remaining $1.2 million represents management's estimate of additional future required funding. In addition, in the fourth quarter of 1998, management identified two locations for which leases will not be renewed and wrote off the impairment of certain long-lived assets with respect to these locations ($358,000).

During the second and fourth quarters of 1998, the Company recorded costs related to certain legal matters and contractual disputes that were settled during the respective quarters. The largest of these settlements ($638,000) related to claims submitted in the fourth quarter by the Company's most significant lessor, Omega, which have been settled.

During the second and fourth quarters of 1998, the Company also wrote off costs associated with terminated prospective financing and acquisition transactions, each of which was abandoned in the respective quarter.

REGULATORY ISSUES

The Company's 1998 operating results were negatively affected by regulatory issues in the State of Alabama. During the summer of 1997, two of the Company's facilities in Mobile were decertified for 69 and 91 days, respectively, before resurveys found them to be in compliance. In response to the regulatory problems at the two Mobile facilities, the Company entered into a reorganization of its regional and facility management and engaged nationally recognized consultants to assist in achieving compliance, as well as local legal counsel familiar with the Alabama regulatory environment. Although both of these facilities were recertified for participation in the Medicare and Medicaid programs in 1997, the Alabama regulatory issue continued to impact the Company's operations during the first half of 1998 on two broad fronts: census declines and permanent cost increases. The Company's response to the decertifications included permanent staffing increases, which affected all of the Company's Alabama facilities. As of December 31, 1998, one of the two decertified facilities had fully recovered to its historical census levels. The other facility, though substantially improved, still had not fully recovered to the historic census levels that it had experienced prior to its decertification in 1997.

As a result of the lost revenues from census declines, the permanent cost increases incurred in response to the Alabama survey issues and miscellaneous other associated costs, the Company experienced an estimated negative impact on earnings for the six months ended June 30, 1998 of approximately $1.3 million after income taxes or $0.24 per share. Beginning in July of 1998, the Alabama situation no longer had a significant negative financial impact on the operations of the Company. Due to the nature of the Alabama Medicaid reimbursement system, the Company began receiving an improved Medicaid reimbursement rate that offset its higher staffing cost levels as of July 1, 1998.

During the latter half of 1998, the Company experienced further regulatory issues with respect to certain other facilities:

    - One of the Company's facilities in Arkansas was decertified from the Medicare and Medicaid programs. This facility was recertified for Medicaid participation before the decertification had a negative financial impact on operations, but the facility has not yet been recertified for Medicare participation.

    - The State of Florida imposed a moratorium on new admissions at a facility during the last quarter of 1998. Additionally, the State required that the facility increase its staffing during the last half of 1998. The Company has taken corrective action at this facility and has employed an external consultant to review the facility's systems and procedures. The moratorium on admissions was lifted at the end of January 1999.

     - One other facility encountered potential survey problems during the latter half of 1998, but this facility was not decertified or put on an admission ban. However, the Company significantly slowed admissions while corrective actions were being developed and implemented.

MEDICARE REIMBURSEMENT CHANGES

During 1998, the Company began to experience the impact of Medicare cost limitations imposed by the Health Care Finance Administration upon all providers of nursing home Medicare services. Beginning in July 1998, a portion of the Company's facilities began the three-year transition from the cost reimbursement system to the prospective payment system ("PPS"). In general, PPS provides a standard payment for Medicare Part A services to all providers regardless of their costs. PPS creates an incentive for providers to reduce their costs, and management has responded accordingly. The phase-in of PPS begins for all providers at some point during the twelve-month period ending June 30, 1999. Management estimates that the ultimate impact of PPS on its revenues will be a reduction of $12.0 to $13.0 million per year. Since PPS is still an evolving process, the ultimate impact cannot be known with certainty. However, Management presently believes that it can reduce its costs in response to PPS, as it is currently structured, such that there will be little or no impact on net income. Management has also de-emphasized the provision of Medicare services at certain locations.

Until a facility is fully transitioned into PPS, it is subject to salary equivalency ("SE") limitations that became effective in April 1998. SE limits the amount of allowable labor cost for the provision of certain services under the cost reimbursement system. The short-term impact of SE has had a moderately negative impact on the Company's net income. SE has been eliminated in 1999 with the implementation of fee screens for Medicare Part B services.

Beginning in January 1998, the allowable costs for cost reimbursement components of Medicare Part B services became subject to a limitation factor of 90% of actual cost. For the Company, such revenues are primarily derived from reimbursement of subcontracted therapy costs. Management estimates the impact of this change in 1998 to have been a reduction to after-tax operations of $575,000, or $.11 per share. In 1999, cost reimbursement of Part B services has been replaced by a system of fee screens that effectively limit the maximum fees that may be charged for therapy services. The Company estimates that this will further negatively impact operations, although the ultimate impact cannot yet be reasonably estimated.

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

Revenues. Net revenues increased to $205.2 million in 1998 from $182.2 million in 1997, an increase of $23.0 million, or 12.6%. Patient revenues increased to $166.5 million in 1998 from $163.1 million in 1997, an increase of $3.4 million, or 2.1%. Resident revenues increased $19.7 million, or 130.4%, of which $19.9 million is attributable to the New Facilities. Revenue increases among facilities operated at least one year were primarily due to inflationary increases rather than from expanded services. These increases were offset by a 2.3% decline in patient days (approximately 45,000 days) among facilities in operation for at least one year. Approximately 11,000 of this decline in patient days is attributable to the facilities that experienced regulatory issues. As a group, however, they recovered to post a modest gain in patient days in the fourth quarter. The Company anticipates it is likely that states and the federal government will continue to seek ways to retard the rate of growth in Medicaid program rates. As a percent of patient and resident revenues, Medicare decreased to 22.1% in 1998 from 25.2% in 1997 while Medicaid and similar programs increased to 58.8% in 1998 from 55.8% in 1997.

Ancillary service revenues, prior to contractual allowances, increased to $58.0 million in 1998 from $57.0 million in 1997, an increase of $1.0 million or 1.7%. The Company has emphasized expansion of ancillary services since its inception in 1994. The modest increase in 1998 is consistent with the slower rate of growth realized since 1996. Management believes that the opportunities available for the expansion of ancillary services in its existing operations were essentially fully realized by the beginning of 1997. Because cost limits have been placed on ancillary services as part of the transition to the Medicare prospective payment system as well as other cost limitation provisions that have been announced or could occur, the Company anticipates that ancillary service revenues with respect to its existing operations will remain flat or begin trending down in 1999. The ultimate effect on the Company's operations cannot be predicted at this time because the extent and composition of the cost limitations are not yet certain.

Management fee revenues decreased by $258,000, or 6.7%, to $3.6 million. The decrease is directly due to the deterioration in the exchange value of the Canadian dollar versus the U.S. dollar. Most of the Company's management revenues are earned in Canada. Prior to the exchange adjustment, Canadian management fees increased 1.2%.

         Operating Expense. Operating expense increased to $164.8 million in 1998 from $146.6 million in 1997, an increase of $18.2 million, or 12.4%. Of this increase, $12.3 million is attributable to the New Facilities. As a percent of patient and resident revenues, operating expense decreased to 81.8% in 1998 from 82.2% in 1997. As a percent of patient and resident revenues, operating expense of the New Facilities was 71.6%. Most of the New Facilities are assisted living locations, which typically have lower operating costs than do nursing homes. With respect to facilities operated at least one year, the operating expense percentage was 84.0%. The Company's operating costs relative to revenues with respect to nursing homes has increased as occupancy has declined and certain costs have increased in response to regulatory issues. The largest component of operating expense is wages, which increased to $76.5 million in 1998 from $67.2 million in 1997, an increase of $9.3 million, or 13.8%. Of this increase, $7.5 million is attributable to the New Facilities. Wages with respect to facilities in operation for at least one year increased $1.8 million, or 2.6%. The Company's wage increases are generally in line with inflation. With respect to nursing home operations general insurance increased to $6.3 million in 1998 from $3.9 million in 1997, an increase of $2.4 million, or 60.0%. The 1998 general insurance expense included a fourth quarter charge of $928,000, based on development of claims, to increase the reserve for expected payments under the Company's large deductible program. Bad debt expense increased to $2.4 million in 1998 from $2.0 million in 1997, an increase of $361,000, or 17.9%. The 1998 expense included a charge of $875,000 to increase the allowance for bad debts based on analysis completed in the fourth quarter.

         Lease Expense. Lease expense increased to $19.1 million in 1998 from $15.8 million in 1997, an increase of $3.3 million, or 20.6%. Of this increase, $3.0 million is attributable to the New Facilities, and the remainder is primarily attributable to inflationary adjustments required under the terms of a majority of the Company's operating leases.

         General and Administrative Expense. General and administrative expense increased to $11.0 million in 1998 from $9.6 million in 1997, an increase of $1.4 million, or 13.8%. The increase in excess of inflation is primarily attributable to the expense of managing the New Facilities and structural costs associated with the Alabama decertifications and other regulatory issues. As a percent of total net revenues, general and administrative expense remained flat at 5.3% in 1998.

Depreciation and Amortization. Depreciation and amortization expenses increased to $3.8 million in 1998 from $2.8 million in 1997, an increase of $1.0 million, or 35.9%. This increase is primarily attributable to the New Facilities.

         Interest Expense. Interest expense increased to $5.4 million in 1998 from $2.7 million in 1997, an increase of $2.7 million, or 103.0%. This increase is primarily attributable to the New Facilities plus interest on additional borrowings under the Company's credit lines.

         Income (Loss) Before Income Taxes; Net Income (Loss); Earnings (Loss) Per Share. As a result of the above, as well as the non-recurring charges of $5.9 million, the Company lost $(4.8) million before income taxes as compared with a profit of $4.7 million in 1997, a decrease of $9.5 million, or (202.3)%. The effective combined federal, state and provincial income tax rate was 36.0% in both 1998 and 1997. The net loss was $(3.1) million in 1998 as compared with net income of $3.0 million in 1997, a decrease of $6.1 million, and basic earnings (loss) per share was $(.57) as compared with $.56.

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

Operating Expense. Operating expense increased to $146.6 million in 1997 from $132.0 million in 1996, an increase of $14.6 million, or 11.1%. Of this increase, $8.5 million is attributable to the New Facilities. As a percent of patient and resident revenues, operating expense increased to 82.2% in 1997 from 81.5% in 1996. This increase is primarily attributable to the costs associated with the Alabama decertifications. With respect to facilities operated at least one year and excluding the Alabama region, the operating expense percentage was 81.4%, representing a slight improvement over 1996; this group of facilities experienced an increase of only 2.7% while net revenues increased 3.2%. As a percent of patient and resident revenues, operating expense of the New Facilities was 71.6%. Most of the New Facilities are assisted living locations, which typically have lower operating costs than do nursing homes. The largest component of operating expense is wages, which increased to $67.2 million in 1997 from $59.2 million in 1996, an increase of $8.0 million, or 13.5%. Of this increase, $4.8 million is attributable to the New Facilities. Wages with respect to facilities in operation for at least one year increased $3.2 million, or 5.3%. The Company's wage increases are generally in line with inflation, however, the larger increase with respect to the same facility operations is due primarily to a 16.7% increase in Alabama that arose principally from staffing responses to the decertifications.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company had negative working capital of $(17.9) million and the current ratio was 0.7, compared with $13.8 million and a current ratio of 1.7 at December 31, 1997. The negative working capital results primarily from the increase in the Company's current maturities of long-term debt.

Net cash provided by operating activities totaled $4.1 million, $5.3 million and $5.4 million in 1998, 1997 and 1996, respectively. These amounts primarily represent the cash flows from net income plus changes in non-cash components of operations offset by working capital changes, particularly, increases in receivables.

Net cash used in investing activities totaled $8.1 million, $39.9 million and $10.0 million in 1998, 1997 and 1996, respectively. The Company has used between $2.4 million and $5.2 million for capital expenditures in each of the last three calendar years ending December 31, 1998. Substantially all such expenditures were for facility improvements and equipment, which were financed principally through working capital. The 1998 additions were higher principally due to the Company's conversion of its management information systems. For the year ended December 31, 1999, the Company anticipates that capital expenditures for improvements and equipment for its existing facility operations will be approximately $3.9 million, including $1.3 million for non-routine projects. There were no acquisitions completed in 1998. In 1997, the Company purchased 17 facilities for net cash consideration of $36.2 million. In 1996, the Company purchased four facilities for net cash consideration of $7.2 million plus $1.6 million in assumed liabilities. In 1998, the Company invested in or advanced funds to joint ventures in the amount of $2.1 million. In general, the Company has been appointed as manager of the joint venture properties.

Net cash provided by financing activities totaled $3.7 million, $35.4 million and $5.5 million in 1998, 1997 and 1996, respectively. The net cash provided from financing activities primarily represents net proceeds from the issuance and repayment of debt.

At December 31, 1998, the Company had total debt outstanding of $63.6 million, of which $10.3 million was principally mortgage debt bearing interest at floating rates ranging from 6.3% to 10.0%. The Company also had outstanding a promissory note (the "Bridge Loan") in the amount of $34.1 million, which was used to fund the Pierce Group Acquisition. The Company's remaining debt of $19.2 million was drawn under the Company's lines of credit. Most of the Company's debt is at floating interest rates, generally at a spread above the London Interbank Offered Rate ("LIBOR"). At December 31, 1998, the Company's average interest rate on its indebtedness was 8.2%.

The $34.1 million Bridge Loan is contractually due in April, 1999. The Company has a loan commitment of up to $25.25 million of three-year financing that management plans to utilize to refinance a portion of the $34.1 million maturity on a non-current basis; therefore, the $25.25 million (less current portion of $132,000) has been classified as non-current in the accompanying consolidated financial statements. The loan commitment of $25.25 million is available through May 1999 for up to 80% of the value of the pledged assets, which management estimates will support utilizing the entire commitment. In addition, the loan commitment and subsequent loan is subject to certain financial covenants, which management believes can be achieved. Management is negotiating with the lender of its working capital line of credit to refinance the remaining $8.85 million balance under the Bridge Loan in the refinancing of its working capital line of credit discussed below.

The Company has a working capital line of credit and an acquisition line of credit. The working capital line of credit provides for working capital loans and letters of credit aggregating up to the lesser of $10.0 million or the borrowing base, as defined. The Company's obligations under the working capital line are secured by certain accounts receivable and substantially all other Company assets. Advances under the working capital line bear interest payable monthly at the Company's option of either LIBOR plus 2.50% or the bank's Index rate. The working capital line terminates and all outstanding borrowings are due in December 1999. As of both December 31, 1998 and March 26, 1999, the Company had drawn $4.3 million, had $5.65 million of letters of credit outstanding, and had no remaining borrowing capability under the working capital line of credit. The Company has received an increase from its lenders in the working capital line of credit availability of $4.0 million (the "Overline"). The Overline is subject to the same terms and conditions as the $10.0 million working capital line of credit. The Overline terminates and all outstanding borrowings are due April 14, 1999. As of December 31, 1998, the balance drawn under the Overline totaled $3.8 million. As of March 26, 1999, the Company had drawn $2.7 million under the Overline. Management is currently negotiating with this lender to refinance the working capital line of credit, the Overline, and the expected remaining balance of the Bridge Loan ($8.85 million) on a long-term basis, with the remainder to be repaid with cash generated from the sale of certain assets, from the refinancing of certain mortgaged properties, which management believes may be further leveraged, and from cash generated from operations.

The acquisition line of credit of $40.0 million, less outstanding borrowings, is available to fund approved acquisitions through October 1999. The Company's obligations under the acquisition line are secured by the assets acquired with the draws under the acquisition line. Advances under the acquisition line bear interest, payable monthly, at LIBOR plus a defined spread with respect to each facility based upon its loan-to-value ratio and debt service coverage. Individual advances made under the acquisition line are due three years from the date of initial funding. As of December 31, 1998, and March 25, 1999, the Company has drawn $11.1 million under the acquisition line, which amount was secured by four nursing homes, and had $28.9 million available for future acquisitions.

The Company's loan agreements contain various financial covenants, the most restrictive of which relate to net worth, cash flow, debt to equity ratio requirements, and limits on the payment of dividends to shareholders. As of December 31, 1998, the Company was in compliance with the covenants or has been granted a waiver as of December 31, 1998 in the event of non-compliance; however, it is probable that the Company will not be in compliance with certain covenants as of March 31, 1999.

At December 31, 1998, $55.2 million of the Company's total debt of $63.6 million was current, meaning that it must be repaid or refinanced during 1999. Because the Company has a commitment for $25.2 million, which it expects to draw upon prior to May 31, 1999, that will refinance a portion of the debt that is currently due, only $30.1 million is classified as current in the Company's balance sheet at December 31, 1998. These current maturities are as follows:
$11.1 million under the GMAC acquisition line, secured by four nursing homes, due in December 1999; $1.2 million mortgage payable to a Canadian bank, secured by one nursing home, due in December 1999; $4.3 million under the working capital line of credit, due in December 1999 and $3.8 million under the Overline, due in April 1999; $8.9 million of the original $34.1 million Bridge Loan due in July 1999; and miscellaneous current maturities of $780,000. The Company expects to refinance the $11.1 million GMAC debt and the $1.2 million Canadian mortgage with long-term fixed-rate debt with the existing mortgage holders during the fall of 1999. The Company plans to utilize a $25.2 million commitment from GMAC for long-term financing to significantly pay down the Bridge Loan prior to May 31, 1999, leaving a balance of $8.9 million still due to the lending banks. The Company is currently negotiating with the existing lenders to restructure a portion of this $8.9 million as longer-term debt and expects to repay a portion of the debt during 1999 through various means such as the sale of certain assets, refinancing mortgage debt, and through cash generated from operations. The Company is also currently negotiating with the existing lender to extend the maturities of the working capital line and the working capital overline. The Company expects to repay the miscellaneous current maturities of $780,000 with cash generated from operations. The Company believes that it will be successful in restructuring its debt as described in 1999.

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

Net accounts receivable attributable to the provision of patient and resident services at December 31, 1998 and 1997, totaled $28.3 million and $27.2 million, respectively, representing approximately 53 and 50 days in accounts receivable, respectively. Accounts receivable from the provision of management services was $387,000 and $716,000, respectively, at December 31, 1998 and 1997, representing approximately 39 and 62 days in accounts receivable, respectively.

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

During 1997, the Federal government enacted the Balanced Budget Act of 1997 ("BBA"), which contains numerous Medicare and Medicaid cost-saving measures. The BBA requires that nursing homes transition to a prospective payment system ("PPS") under the Medicare program during a three year "transition period," commencing with the first cost reporting period beginning on or after July 1, 1998. During 1998, 20 of the Company's facilities began the PPS transition. The BBA also contains certain measures that have and could lead to further future reductions in Medicare therapy cost reimbursement and Medicaid payment rates. As facts are now known, management believes there will be little or no impact on net operations from PPS, although both revenues and expenses are expected to be reduced an estimated $12,000,000 to $13,000,000 from 1997 levels. With respect to Medicare therapy allowable cost and fee reductions, the Company estimates that net operations was negatively impacted by approximately $575,000 after taxes in 1998 and will be further negatively impacted in 1999, although the ultimate effect cannot be reasonably estimated at this time. Given the recent enactment of the BBA, the Company is unable to predict the ultimate impact of the BBA on its future operations. However, any reductions in government spending for long-term health care could have an adverse effect on the operating results and cash flows of the Company. The Company will attempt to maximize the revenues available to it from governmental sources within the changes that will occur under the BBA. In addition, the Company will attempt to increase non-governmental revenues, including expansion of its assisted living operations, in order to offset the loss of governmental revenues as a result of the enactment of the BBA.

FOREIGN CURRENCY TRANSLATION

The Company has obtained its financing primarily in U.S. dollars; however, it incurs revenues and expenses in Canadian dollars with respect to Canadian management activities and operations of the Company's six Canadian retirement centers (one of which is owned) and two owned Canadian nursing homes. Although not material to the Company as a whole, if the currency exchange rate fluctuates, the Company may experience currency translation gains and losses with respect to the operations of these activities and the capital resources dedicated to their support. While such currency exchange rate fluctuations have not been material to the Company in the past, there can be no assurance that the Company will not be adversely affected by shifts in the currency exchange rates in the future.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Accounting Standards Executive Committee has issued Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 requires that the cost of start-up activities be expensed as they are incurred. Start-up activities include one-time activities and organization costs. The Company anticipates adoption of the provisions of SOP 98-5 effective January 1, 1999. Upon adoption, the Company anticipates a pre-tax charge to income of approximately $409,000, which will be reported as the cumulative effect of a change in accounting principle.

IMPACT OF THE YEAR 2000

To date, the Company's evaluation of its Year 2000 ("Y2K") preparedness has focused on its internal information systems. Management has completed the management information systems conversion with respect to its United States nursing home operations. Included in the process of selecting hardware and software, assurances were received from the various vendors that their products are Y2K compliant. The Company continues to evaluate other information technology areas that may be affected including existing hardware systems. To date, no issues of a material nature have been identified, and the costs of ensuring compliance are not expected to have a material impact on the Company's results of operations.

In addition, the Company has ongoing relationships with third-party payors, suppliers, vendors, and others that may have computer systems with Y2K problems that the Company does not control. The Company has received assurances from its major vendors that they will not be adversely impacted by this issue. There can be no assurance that the fiscal intermediaries and governmental agencies with which the Company transacts business and who are responsible for payment to the Company under the Medicare and Medicaid programs, as well as other payors, will not experience significant problems with Y2K compliance. Congress' General Accounting Office ("GAO") has recently concluded that it is highly unlikely that all Medicare systems will be compliant on time to ensure the delivery of uninterrupted benefits and services into the year 2000. While the Company does not receive payments directly from Medicare, the GAO statement could be interpreted as applying to intermediaries from whom the Company does receive payment. The Company intends to actively confirm the Y2K readiness status for each of its intermediaries and other payors. However, the failure of the Company or third parties to be fully Y2K compliant for essential systems and equipment by January 1, 2000 could result in interruptions of normal business transactions.

Paying agencies are only one example of dependence of the Company on the Y2K preparedness of other entities and vendors. Other examples include the normal flow of patient care and nutritional supplies, utilities, communications, banking services and therapy subcontractors. Just as with the Company's own systems, the failure of third parties to remedy Y2K problems or the failure to address unanticipated Y2K problems could have a material adverse effect on the Company's business, financial condition and results of operations.

In addition, Management has not completed its evaluation of the risks of non-information technology problems connected to Y2K. Risk exposure areas could include nurse call systems, patient security and safety systems, HVAC systems and patient care equipment.

Management has reported to the Board of Directors on the Company's ability to deal with Y2K issues. Management is mandated by the Board of Directors to continue its evaluations of Y2K preparedness and to make periodic reports of its assessments and plans. Contingency plans for the Company's Y2K related issues continue to be developed, including identification of alternate suppliers and vendors, alternate technologies, and manual systems. The Company is planning to have contingency plans completed for essential systems and equipment by September 1, 1999; however, given the nature of the potential problem with vendors and payors, there can be no assurance that the Company will meet this objective by such date or by January 1, 2000. The worst case result of assumed non-compliance in any of several critical areas would likely have a catastrophic impact on the Company's ability to deliver its services to patients and residents in a safe manner and, consequently, on the Company's results of operations.

The foregoing Y2K disclosure is intended to be a "Year 2000 statement" as the term is defined in the Year 2000 Information and Readiness Disclosure Act of 1998 (the "Year 2000 Act"), and, to the extent such disclosure relates to Y2K processing of the Company or to products or services offered by the Company, it is also intended to be the "Year 2000" readiness disclosure," as that term is defined in the Year 2000 Act.

FORWARD-LOOKING STATEMENTS

The foregoing discussion and analysis provides information deemed by Management to be relevant to an assessment and understanding of the Company's consolidated results of operations and its financial condition. It should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain statements made by or on behalf of the Company, including those contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995.

These statements involve risks and uncertainties including, but not limited to, changes in governmental reimbursement or regulation, health care reforms, the increased cost of borrowing under the Company's credit agreements, covenant waivers from the Company's lenders, possible amendments to the credit agreements, the impact of future licensing surveys, the ability to execute on the Company's acquisition program, both in obtaining suitable acquisitions and financing therefor, changing economic conditions as well as others. Actual results may differ materially from those set forth under the heading "Risk Factors" in the Company's Registration Statement on Form S-1, as amended (Registration No. 33-76150). Such cautionary statements identify important factors that could cause the Company's actual results to materially differ from those projected in forward-looking statements. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited financial statements are contained on pages F-1 through F-35 of this Annual Report on Form 10-K and are incorporated herein by reference. Audited supplemental schedule data is contained on pages S-1 and S-2 of this Annual Report on Form 10-K and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors and Executive Officers of the Company is incorporated herein by reference to the Company's definitive proxy materials for the Company's 1999 Annual Meeting of Shareholders.


ITEM 11.  EXECUTIVE COMPENSATION

Information concerning Executive Compensation is incorporated herein by reference to the Company's definitive proxy materials for the Company's 1999 Annual Meeting of Shareholders.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the Company's definitive proxy materials for the Company's 1999 Annual Meeting of Shareholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning Certain Relationships and Related Transactions is incorporated herein by reference to the Company's definitive proxy materials for the Company's 1999 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Financial statements and schedules of the Company and its subsidiaries required to be included in Part II, Item 8 are listed below.


                                                                                                 Form 10-K
FINANCIAL STATEMENTS                                                                               Pages
--------------------                                                                               -----

         Report of Independent Public Accountants                                                   F-1

         Consolidated Balance Sheets, December 31, 1998 and 1997                                    F-2

         Consolidated Statements of Operations for the Years Ended December 31, 1998,
             1997 and 1996                                                                          F-3

         Consolidated Statements of Shareholders' Equity for the Years Ended
            December 31, 1998, 1997 and 1996                                                        F-4

         Consolidated Statements of Comprehensive Income for the Years Ended
            December 31, 1998, 1997 and 1996                                                        F-5

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1998,
             1997 and 1996                                                                   F-6 to F-8

         Notes to Consolidated Financial Statements, December 31, 1998,
             1997, and 1996                                                                 F-9 to F-35


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

ADVOCAT INC.


/s/ Charles W. Birkett, M.D.
--------------------------------------------------
Charles W. Birkett, M.D., Chairman of the Board
April 2, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Charles W. Birkett, M.D.                           /s/ Edward G. Nelson
--------------------------------------------------     ------------------------
 Charles W. Birkett, M.D.                               Edward G. Nelson
 Chairman of the Board                                  Director
      (Principal Executive Officer)                     April 2, 1999
 April 2, 1999



/s/ Mary Margaret Hamlett                              /s/ William C. O'Neil
--------------------------------------------------     ------------------------
 Mary Margaret Hamlett                                  William C. O'Neil
 Director                                               Director
 Executive Vice President, Chief                        April 2, 1999
      Financial Officer, and Secretary
      (Principal Financial and Accounting Officer)
 April 2, 1999



/s/ Paul Richardson                                    /s/ J. Bransford Wallace
--------------------------------------------------     ------------------------
 Paul Richardson                                        J. Bransford Wallace
 Director                                               Director
 April 2, 1999                                          April 2, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Advocat Inc.:

We have audited the accompanying consolidated balance sheets of ADVOCAT INC. (a Delaware Corporation) and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advocat Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                          ARTHUR ANDERSEN LLP


Nashville, Tennessee
April 2, 1999

                                    ADVOCAT INC. AND SUBSIDIARIES


                                     CONSOLIDATED BALANCE SHEETS

                                     DECEMBER 31, 1998 AND 1997








                    ASSETS                               1998                  1997
-------------------------------------------         -------------         -------------
CURRENT ASSETS:
   Cash and cash equivalents                        $   2,347,000         $   2,673,000
   Receivables, less allowance for doubtful
     accounts of $2,650,000 and $2,702,000,            26,289,000            26,010,000
     respectively
   Income taxes receivable                                800,000               380,000
   Inventories                                          1,102,000             1,097,000
   Prepaid expenses and other assets                    1,528,000             1,640,000
   Deferred income taxes                                1,719,000               830,000
                                                    -------------         -------------
       Total current assets                            33,785,000            32,630,000
                                                    -------------         -------------





PROPERTY AND EQUIPMENT, AT COST                        82,140,000            77,354,000
   Less accumulated depreciation and
     amortization                                     (15,548,000)          (12,149,000)
                                                    -------------         -------------
       Net property and equipment                      66,592,000            65,205,000
                                                    -------------         -------------




OTHER ASSETS:
   Deferred tax benefit                                 6,338,000             5,460,000
   Deferred financing and other costs, net              1,150,000             1,643,000
   Assets held for sale or redevelopment                3,465,000             3,465,000
   Investments in and receivables from joint            7,194,000             4,115,000
     ventures
   Other assets                                         2,770,000             2,443,000
                                                    -------------         -------------
       Total other assets                              20,917,000            17,126,000
                                                    -------------         -------------
                                                    $ 121,294,000         $ 114,961,000
                                                    =============         =============


LIABILITIES AND SHAREHOLDERS' EQUITY                    1998                   1997
------------------------------------                -------------         -------------

CURRENT LIABILITIES:
   Current portion of long-term debt                $  30,126,000         $     762,000
   Trade accounts payable                               9,327,000             9,365,000
   Accrued expenses:
     Payroll and employee benefits                      4,920,000             5,093,000
     Interest                                             857,000               144,000
     Self-insurance reserves                            2,375,000             1,337,000
     Other                                              2,413,000             1,540,000
                                                    -------------         -------------
       Total current liabilities                       50,018,000            18,241,000
                                                    -------------         -------------

NONCURRENT LIABILITIES:
   Long-term debt, less current portion                33,514,000            58,373,000
   Self-insurance reserves, less current                1,665,000               540,000
     portion
   Deferred gains with respect to leases,               3,293,000             3,562,000
     net
   Other                                                5,243,000             3,512,000
                                                    -------------         -------------
       Total noncurrent liabilities                    43,715,000            65,987,000
                                                    -------------         -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, authorized
     1,000,000 shares, $.10 par value,
     none issued and outstanding                                -                     -
   Common stock, authorized 20,000,000
     shares, $.01 par value, 5,399,000 and
     5,377,000 shares issued and
     outstanding, respectively                             54,000                54,000
   Paid-in capital                                     15,765,000            15,638,000
   Retained earnings                                   11,742,000            15,041,000
                                                    -------------         -------------
       Total shareholders' equity                      27,561,000            30,733,000
                                                    -------------         -------------
                                                    $ 121,294,000         $ 114,961,000
                                                    =============         =============



The accompanying notes are an integral part of these consolidated balance sheets.

                                    ADVOCAT INC. AND SUBSIDIARIES


                                CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             YEAR ENDED DECEMBER 31,
                                            ------------------------------------------------------
                                                 1998                 1997                 1996
                                            -------------         ------------        ------------
REVENUES:
    Patient revenues                        $ 166,529,000         $163,094,000        $153,582,000
    Resident revenues                          34,804,000           15,105,000           8,347,000
    Management fees                             3,627,000            3,886,000           4,152,000
    Interest                                      192,000              158,000             156,000
                                            -------------         ------------        ------------
                                              205,152,000          182,243,000         166,237,000
                                            -------------         ------------        ------------

EXPENSES:
    Operating                                 164,769,000          146,555,000         131,966,000
    Lease                                      19,109,000           15,850,000          14,441,000
    General and administrative                 10,969,000            9,636,000           8,578,000
    Depreciation and amortization               3,838,000            2,823,000           2,285,000
    Non-recurring charges                       5,859,000                    -                   -
    Interest                                    5,425,000            2,672,000           1,591,000
                                            -------------         ------------        ------------
                                              209,969,000          177,536,000         158,861,000
                                            -------------         ------------        ------------

INCOME (LOSS) BEFORE INCOME TAXES              (4,817,000)           4,707,000           7,376,000
PROVISION (BENEFIT) FOR INCOME TAXES           (1,734,000)           1,694,000           2,655,000
                                            -------------         ------------        ------------

NET INCOME (LOSS)                           $  (3,083,000)        $  3,013,000        $  4,721,000
                                            =============         ============        ============
EARNINGS (LOSS) PER SHARE:
    Basic                                   $        (.57)        $        .56        $        .89
                                            -------------         ------------        ------------
    Diluted                                 $        (.57)        $        .56        $        .89
                                            -------------         ------------        ------------

WEIGHTED AVERAGE SHARES:
    Basic                                       5,388,000            5,339,000           5,304,000
                                            -------------         ------------        ------------
    Diluted                                     5,388,000            5,373,000           5,330,000
                                            -------------         ------------        ------------





The accompanying notes are an integral part of these consolidated financial statements.

                         ADVOCAT INC. AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                            COMMON STOCK
                                       -----------------------         PAID-IN           RETAINED
                                        SHARES         AMOUNT          CAPITAL           EARNINGS              TOTAL
                                       ---------       -------       -----------       ------------        ------------
BALANCE, DECEMBER 31, 1995             5,288,000       $53,000       $14,875,000       $  7,509,000        $ 22,437,000


    Issuance of common stock              28,000             -           208,000                  -             208,000
    Net income                                 -             -                 -          4,721,000           4,721,000
    Translation loss, net of tax               -             -                 -            (18,000)            (18,000)
                                       ---------       -------       -----------       ------------        ------------
BALANCE, DECEMBER 31, 1996             5,316,000        53,000        15,083,000         12,212,000          27,348,000


    Issuance of common stock              61,000         1,000           555,000                  -             556,000
    Net income                                 -             -                 -          3,013,000           3,013,000
    Translation loss, net of tax               -             -                 -           (184,000)           (184,000)
                                       ---------       -------       -----------       ------------        ------------
BALANCE, DECEMBER 31, 1997             5,377,000        54,000        15,638,000         15,041,000          30,733,000


    Issuance of common stock              22,000             -           127,000                  -             127,000
    Net loss                                   -             -                 -         (3,083,000)         (3,083,000)
    Translation loss, net of tax               -             -                 -           (216,000)           (216,000)
                                       ---------       -------       -----------       ------------        ------------
BALANCE, DECEMBER 31, 1998             5,399,000       $54,000       $15,765,000       $ 11,742,000        $ 27,561,000
                                       =========       =======       ===========       ============        ============







The accompanying notes are an integral part of these consolidated financial statements.

                          ADVOCAT INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                             YEAR ENDED DECEMBER 31,
                                            ------------------------------------------------------
                                                1998                  1997                1996
                                            -------------         ------------        ------------
NET INCOME (LOSS)                           $  (3,083,000)        $  3,013,000        $  4,721,000


OTHER COMPREHENSIVE INCOME (LOSS):
    Foreign currency translation
      adjustments                                (338,000)            (286,000)            (28,000)
    Income tax benefit                            122,000              102,000              10,000
                                            -------------         ------------        ------------
                                                 (216,000)            (184,000)            (18,000)
                                            -------------         ------------        ------------

COMPREHENSIVE INCOME (LOSS)                 $  (3,299,000)        $  2,829,000        $  4,703,000
                                            =============         ============        ============




The accompanying notes are an integral part of these consolidated financial statements.

                          ADVOCAT INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------------------
                                                                     1998                1997                 1996
                                                                 -----------         ------------         -----------
OPERATING ACTIVITIES:

    Net income (loss)                                            $(3,083,000)        $  3,013,000         $ 4,721,000
    Items not involving cash:
       Depreciation and amortization                               3,838,000            2,861,000           2,285,000
       Provision for doubtful accounts                             2,306,000            2,029,000           1,745,000
       Deferred income taxes                                      (1,645,000)           2,131,000             778,000
       Equity earnings in joint ventures                             (69,000)             (53,000)            (39,000)
       Amortization of deferred credits                             (513,000)          (1,022,000)         (1,111,000)
       Non-recurring charge write-off                              1,630,000                   --                  --
       Asset impairment provision                                  2,858,000                   --                  --

    Changes in other non-cash items, net of acquisitions:
       Receivables                                                (4,306,000)          (3,878,000)         (6,037,000)
       Inventories                                                    (5,000)            (430,000)           (159,000)
       Prepaid expenses and other assets                            (273,000)            (206,000)             48,000
       Trade accounts payable and
            accrued expenses                                       3,367,000              847,000           3,257,000
       Other                                                         (36,000)              12,000            (133,000)
                                                                 -----------         ------------         -----------
              Net cash provided by operating activities            4,069,000            5,304,000           5,355,000
                                                                 -----------         ------------         -----------

INVESTING ACTIVITIES:
    Acquisitions, net of cash acquired                                   -0-          (36,151,000)         (7,180,000)
    Purchases of property and equipment, net                      (5,186,000)          (2,710,000)         (2,409,000)
    Investment in TDLP                                              (632,000)            (655,000)                  -
    Mortgage receivable, net                                         118,000             (307,000)           (236,000)
    Investment in joint ventures, net                             (2,086,000)              36,000              27,000
    Deposits, pre-opening costs and other                           (577,000)            (349,000)           (258,000)
    TDLP partnership distributions                                   307,000              201,000              97,000
                                                                 -----------         ------------         -----------
              Net cash used in investing activities               (8,056,000)         (39,935,000)         (9,959,000)
                                                                 -----------         ------------         -----------



                                   (continued)

                                ADVOCAT INC. AND SUBSIDIARIES


                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         (continued)



                                                                           YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------------------
                                                               1998                 1997                 1996
                                                            -----------         ------------         ------------
FINANCING ACTIVITIES:

    Proceeds from issuance of debt                          $         -         $ 36,129,000         $ 18,688,000
    Repayment of debt obligations                              (890,000)            (730,000)         (11,703,000)
    Financing costs                                            (207,000)            (535,000)            (386,000)
    Net proceeds from bank lines of credit                    5,674,000                3,000            4,531,000
    Repayment of bank line of credit                                  -                    -           (4,130,000)
    Lessor advances, net                                              -              442,000             (523,000)
    Proceeds from sale of common stock                          127,000              556,000              208,000
    Advances to TDLP                                         (1,043,000)            (503,000)          (1,215,000)
                                                            -----------         ------------         ------------
          Net cash provided by financing activities           3,661,000           35,362,000            5,470,000
                                                            -----------         ------------         ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (326,000)             731,000              866,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                2,673,000            1,942,000            1,076,000
                                                            -----------         ------------         ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 2,347,000         $  2,673,000         $  1,942,000
                                                            ===========         ============         ============
SUPPLEMENTAL INFORMATION:
    Cash payments of interest                               $ 5,016,000         $  2,526,000         $  1,572,000
                                                            ===========         ============         ============
    Cash payments of income taxes                           $   330,000         $    392,000         $    665,000
                                                            ===========         ============         ============


                                   (continued)

                          ADVOCAT INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (continued)

NON-CASH TRANSACTIONS:

The Company assumed debt of $1,592,000 in connection with the acquisition of facilities in 1996.

Foreign currency translation loss adjustments, net of tax, totaled $216,000, $184,000 and $18,000 for 1998, 1997 and 1996, respectively.

The Company received net benefit plan deposits and earnings and recorded net benefit plan liabilities of $443,000, $265,000 and $172,000 for 1998, 1997 and
1996, respectively.







The accompanying notes are an integral part of these consolidated financial statements.

                          ADVOCAT INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


1.       BACKGROUND

         Advocat Inc. (together with its subsidiaries, "Advocat" or the "Company") provides long-term care services to nursing home patients and residents of assisted living facilities in 11 Southeastern states and two Canadian provinces. The Company's facilities provide a range of health care services to its patients and residents. In addition to the nursing, personal care and social services usually provided in long-term care facilities, the Company, through arrangements with third parties, offers a variety of comprehensive rehabilitation services as well as medical supply and nutritional support services. As of December 31, 1998, the Company operates 115 facilities, consisting of 63 nursing homes with 7,182 licensed beds and 52 assisted living facilities with 4,755 units. Within this portfolio, 30 facilities are managed on behalf of other owners, 24 on behalf of unrelated owners and 6 in which the Company holds a minority equity interest. The remaining facilities, consisting of 61 leased and 24 owned facilities, are operated for the Company's own account.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CONSOLIDATION

         The financial statements include the operations and accounts of Advocat and its subsidiaries. Investments in 20% to 50% owned entities are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

         REVENUE

         PATIENT AND RESIDENT REVENUES - The fees charged by the Company to patients in its nursing homes and residents in its assisted living facilities include fees with respect to individuals receiving benefits under federal- and state-funded cost reimbursement programs. These revenues are based on approved rates for each facility that are either based on current costs with retroactive settlements or prospective rates with no cost settlement. Amounts earned under federal and state programs with respect to nursing home patients are subject to review by the third-party payors. Final cost settlements, if any, are recorded when objectively determinable, generally within three years of the close of a reimbursement year depending upon the timing of appeals and third-party settlement reviews or audits. Contractual adjustments for revenues earned from federal and state programs amounted to $54,618,000, $38,245,000 and $41,801,000 for 1998, 1997 and 1996,
         respectively.

         MANAGEMENT FEES - Under its management agreements, the Company has responsibility for the day-to-day operation and management of each of its managed facilities. The Company typically receives a base management fee ranging generally from 3.5% to 6% of net revenues of each managed facility. Other than certain corporate and regional overhead costs, the services provided at the facility are at the facility owner's expense. The facility owner also is obligated to pay for all required capital expenditures. The Company generally is not required to advance funds to the owner. Other than with respect to facilities managed during insolvency or receivership situations, the Company's management fees are generally subordinated to the debt payments of the facilities it manages. In addition, the Company is generally eligible to receive incentives over and above its base management fees based on the profits at these facilities. Approximately 76.0% of 1998 management fee revenues were derived from agreements that expire beginning in 2004 through 2015. The remaining management agreements have remaining lives that expire or are cancelable at various times during 1999 and 2000.

         LEASE EXPENSE

         The Company operates 61 long-term care facilities under operating leases, including 30 owned by Omega Healthcare Investors, Inc. ("Omega"), 11 owned by Counsel Corporation (together with its affiliates, "Counsel"), 14 owned by members or affiliates of Pierce Management Group ("Pierce") and six owned by other parties. The Company's operating leases generally require the Company to pay stated rent, subject to increases based on changes in the Consumer Price Index or increases in the net revenues of the leased properties. The Company's leases are "triple-net," requiring the Company to maintain the premises, pay taxes, and pay for all utilities. The Company generally grants its lessor a security interest in the Company's personal property located at the leased facility. The leases generally require the Company to maintain a minimum tangible net worth and prohibit the Company from operating any additional facilities within a certain radius of each leased facility. The Company is generally required to maintain comprehensive insurance covering the facilities it leases as well as personal and real property damage insurance and professional malpractice insurance. The failure to pay rentals within a specified period generally constitutes a default, which default, if uncured, permits the lessor to terminate the lease. The Company's interest in the premises is subordinated to that of the lessor's lenders.

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

         PROVISION FOR DOUBTFUL ACCOUNTS

         The Company includes provisions for doubtful accounts in operating expenses in its statements of income. The provisions for doubtful accounts were $2,306,000, $2,030,000 and $1,745,000 for 1998, 1997 and
         1996, respectively.

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

         The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." In accordance with SFAS No. 121, the Company evaluates the carrying value of its properties and other long-lived assets in light of each property's or asset's cash flow and estimated fair value.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include cash on deposit with banks and all highly liquid investments with original maturities of three months or less.

         INVENTORIES

         Inventory is recorded at the lower of cost or net realizable value, with cost being determined principally on the first-in, first-out basis.

         DEFERRED FINANCING AND OTHER COSTS

         Financing costs are amortized over the term of the related debt. Start-up costs incurred prior to the commencement of revenue recognition are deferred and charged against operations over five years on a straight-line basis. The Company is entitled to recover certain of these costs from cost-reimbursement programs over the five-year period following incurrence.

         INCOME TAXES

         The Company utilizes SFAS No. 109, "Accounting for Income Taxes," for the financial reporting of income taxes, which generally requires the Company to record deferred income taxes for the differences between book and tax bases in its assets and liabilities. Income taxes have been provided for all items included in the consolidated statements of operations, regardless of the period when such items will be deductible for tax purposes. The principal temporary differences between financial and tax reporting arise from depreciation and reserves that are not currently deductible, as well as the timing of the recognition of gains on sales of assets.

         FOREIGN OPERATIONS AND TRANSLATION POLICIES

         The results of the Canadian operations have been translated at the respective average rates (for consolidated statements of operations purposes) and respective year-end rates (for consolidated balance sheet purposes). The cumulative foreign currency translation loss, net of tax, included in retained earnings is $412,000 as of December 31, 1998.

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

         OTHER COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting on Comprehensive Income, which requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

         Information with respect to the accumulated other comprehensive income balance is as follows:

           Foreign Currency Translation:

                                                      1998               1997             1996
                                                   ---------         ---------         --------
          Beginning balance                        $(196,000)        $ (12,000)        $  6,000
          Current period change, net of tax         (216,000)         (184,000)         (18,000)
                                                   ---------         ---------         --------
          Ending balance                           $(412,000)        $(196,000)        $(12,000)
                                                   =========         =========         ========

         Positive amounts represent unrealized translation gains, and negative amounts represent unrealized translation losses.

         EARNINGS PER SHARE

         The Company utilizes SFAS No. 128, "Earnings Per Share," for the financial reporting of earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or otherwise resulted in the issuance of common stock that then shared in the earnings of the Company.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosed amounts of contingent assets and liabilities. The Company uses estimates in the determination of the allowance for doubtful accounts receivable, settlements under cost reimbursement programs, self-insurance reserves, depreciation, taxes and contingencies, among others. Actual results could differ from those estimates.

         RECENT ACCOUNTING PRONOUNCEMENTS

         The Accounting Standards Executive Committee has issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 requires that the cost of start-up activities be expensed as they are incurred. Start-up activities include one-time activities and organization costs. The Company anticipates adoption of the provisions of SOP 98-5 effective January 1, 1999. Upon adoption, the Company anticipates a pre-tax charge to income of approximately $409,000, which will be reported as the cumulative effect of a change in accounting principle.

         RECLASSIFICATIONS

         Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform with the 1998 presentation.


3.       RECEIVABLES

         Accounts receivable, before allowances, consists of the following components:

                                                                                    DECEMBER 31,
                                                                         -----------------------------------
                                                                              1998                 1997
                                                                         ---------------     ---------------
           Medicare                                                      $    10,809,000     $    13,155,000
           Medicaid and other non-federal programs                            10,614,000           8,412,000
           Other patient and resident receivables                              6,868,000           5,608,000
           Management fees - affiliates                                          354,000             375,000
           Management fees                                                        32,000             341,000
           Other receivables and advances                                        262,000             821,000
                                                                         ---------------     ---------------
                                                                         $    28,939,000     $    28,712,000
                                                                         ===============     ===============

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

         The Company is subject to accounting losses from uncollectible receivables in excess of its reserves. The Company's management believes that all appropriate reserves have been provided for as of December 31, 1998.


4.       ACQUISITIONS

         Effective October 1, 1997, the Company completed the acquisition or lease of 29 assisted living facilities from Pierce. The Company purchased 15 facilities with 1,093 units and entered into leases on the remaining 14 facilities with 1,209 units. The aggregate purchase price was approximately $34,148,000, which includes related costs of the acquisition. To fund the Pierce acquisition, the Company issued $34,100,000 in new debt. Rather than redevelop certain of the properties as originally planned, the Company has since elected to sell one facility with 60 units and is still evaluating plans for another facility with 79 units.

         The following unaudited pro forma information assumes that the Pierce acquisition described above took place as of January 1 of each applicable year.

                                                      YEAR ENDED DECEMBER 31,
                                               --------------------------------------
                                                     1997                  1996
                                               ---------------        ---------------
          Pro forma net revenues               $   201,397,000        $   192,363,000
                                               ===============        ===============
          Pro forma net income                 $     3,409,000        $     5,261,000
                                               ===============        ===============

          Pro forma earnings per share:
             Basic                             $           .64        $           .99
                                               ===============        ===============
             Diluted                           $           .63        $           .99
                                               ===============        ===============

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

         In 1996, the Company purchased four facilities totaling 350 beds. The aggregate purchase price of $8,802,000 was funded with cash of $693,000, debt issued in the amount of $6,487,000 and assumed liabilities of $1,622,000. The pro forma effect of these acquisitions is not material.


5.       SALE/LEASEBACK OF FACILITIES

         Effective August 14, 1992, the Company entered into an agreement with Omega whereby 21 of the Company's facilities were sold to Omega and leased back to the Company under a master lease agreement (the "Master Lease"). In addition, the Company entered into a participating mortgage (the "Participating Mortgage") with Omega on three other facilities. The net gain on the sale/leaseback was deferred in accordance with sale/leaseback accounting. The Company is amortizing the deferred gain over 20 years, which is the initial lease term and the renewal period. The net deferred gain totaled $3,293,000 as of December 31, 1998. Amortization of the deferred gain totaled $246,000 for each of the years 1998, 1997 and 1996 and is included as a decrease to lease expense in the accompanying consolidated statements of operations.

6.       SALE OF TEXAS HOMES

         In 1991, the Company sold six of its Texas nursing homes to Texas Diversicare Limited Partnership ("TDLP") for a sales price of approximately $13,137,000. Total consideration for the sale in 1991 included a $7,500,000 wrap mortgage receivable from TDLP and $4,370,000 cash. Underlying the wrap mortgage receivable is a note payable to a bank by the Company of $2,572,000 as of December 31, 1998. The TDLP properties are collateral for this debt.

         Under a repurchase agreement, the Company has agreed to purchase up to 10.0% of the partnership units per year, beginning in January 1997 (up to a maximum of 50.0% of the total partnership units) through January 2001. The purchase of the partnership units is upon demand from the limited partners and the 10.0% maximum per year is not cumulative. The repurchase price is the original cash sales price per unit less certain amounts based on the depreciation from 1991 to the December 31 prior to the date of repurchase. Pursuant to its repurchase obligation, the Company purchased 10.0% of the partnership units in each of January 1997 and 1998 and an additional 2.6% in January 1999 for a cumulative total of 22.6%. Total consideration for these purchases was $1,444,000. Units acquired pursuant to the repurchase agreement do not have voting rights with respect to any matters coming before the limited partners of TDLP.

         As part of the TDLP transaction, the Company has guaranteed certain cash flow requirements of TDLP for a ten-year period through August 2001. As of December 31, 1998, the Company has provided working capital funding and requirements under the cash flow guarantee to TDLP totaling $4,285,000.

         Because of the guaranteed financial requirements to the TDLP partners, the Company is accounting for this transaction under the leasing method of accounting under SFAS No. 66. Under this method, the Company has not recorded a sale of the assets. The cash received from TDLP was recorded as an advance liability, and the wrap mortgage receivable has not been reflected in the financial statements. The advance liability is adjusted throughout the year based on mortgage note payments and advances to or repayments from TDLP. The Company's consolidated statements of operations will continue to reflect the operations of the facilities until the expiration of the Company's commitments with respect to TDLP.

         The Company continually evaluates the funding contingencies discussed above in relation to the balance in the advance liability account, the future wrap mortgage receivable collections, and the estimated fair value of the related nursing homes. In accordance with SFAS No. 121, the Company has previously recognized the advances receivable from TDLP since the Company's recorded net assets with respect to TDLP were less than the total of the estimated fair value of the Company's investment in TDLP and the Company's interest in the wrap mortgage due from TDLP. Based upon management's evaluation at December 31, 1998, the Company has recognized a charge of $2,500,000 for the estimated impairment of the Company's investment in TDLP.

         The consolidated statements of operations include the recognition of income and expenses from the TDLP homes since the sale. During 1998, 1997, and 1996, the consolidated statements of operations include TDLP results of operations before taxes of $(287,000), $123,000 and $83,000, respectively, which have also been reflected as a reduction of the advance liability account. These amounts represent the amortization of the balance of the advance liability account in excess of the repurchase obligation amount.


7.       PROPERTY AND EQUIPMENT

         Property and equipment, at cost, consists of the following:

                                                               DECEMBER 31,
                                                      ------------------------------
                                                          1998               1997
                                                      -----------        -----------
          Land                                        $ 4,595,000        $ 4,541,000
          Buildings and leasehold improvements         58,194,000         56,688,000
          Furniture, fixtures and equipment            19,351,000         16,125,000
                                                      -----------        -----------
                                                      $82,140,000        $77,354,000
                                                      ===========        ===========

         Substantially all of the Company's gross property and equipment is security for debt obligations.

8.     LONG-TERM DEBT

       Long-term debt consists of the following:

                                                                                                  DECEMBER 31,
                                                                                      ------------------------------------
                                                                                           1998                 1997
                                                                                      --------------        --------------
       Promissory note payable to two banks; unsecured, however,
         the Company has agreed not to pledge or otherwise
         encumber the assets acquired in the Pierce acquisition
         or issue other debt without the banks' approval; interest payable monthly at either 2.0% above the London Interbank Offered Rate
         ("LIBOR") or the lead bank's Index rate (8.37% at December 31, 1998);
         balloon maturity in July 1999.                                               $   34,100,000        $   34,100,000


       Acquisition line of credit payable to a commercial finance company; secured by four nursing homes; interest payable monthly at 2.75% above LIBOR
         (7.83% at December 31, 1998); balloon maturity in December 1999
                                                                                          11,100,000            11,100,000

       Working capital line of credit payable to a bank; secured by certain accounts receivable and substantially all other Company assets;
         interest payable monthly at either 2.50% above LIBOR or the bank's
         Index rate (8.12% at December 31, 1998); balloon maturities of $4,350,000
         in December 1999 and $3,762,000 in April, 1999.                                   8,112,000             2,439,000

       Mortgage payable to bank; secured by the six TDLP nursing homes; interest and principal payable monthly, interest at 8.00%; matures in August
         2001                                                                              2,572,000             3,245,000


                                                                                                      DECEMBER 31,
                                                                                            ---------------------------------
                                                                                                1998                 1997
                                                                                            ------------         ------------
          Mortgages payable to a Canadian bank; secured by two nursing homes and three assisted living facilities; interest and
              principal payable monthly; interest ranging from 6.34%
              to 10.00%; balloon maturities December 1999 through October 2007              $  5,201,000         $  5,650,000

          Mortgage payable to a bank; secured by one nursing home; interest and principal payable monthly; interest at the lending bank's base rate plus 0.75% (8.50% at December 31, 1998); balloon maturity in August
              2001                                                                             2,393,000            2,411,000

          Mortgages payable to two banks; secured by second interests in the nursing home referred to immediately above; interest and principal payable monthly; interest at the lead bank's base rate plus 0.75% (8.50% at
              December 31, 1998); balloon maturity in August 2001                                162,000              164,000

          Promissory note payable to Omega                                                             -               26,000
                                                                                            ------------         ------------
                                                                                              63,640,000           59,135,000
          Less current portion                                                               (30,126,000)            (762,000)
                                                                                            ------------         ------------
                                                                                            $ 33,514,000         $ 58,373,000
                                                                                            ============         ============


         Principal payments for the Company on long-term debt for the next five years and thereafter beginning January 1, 1999, are as follows:


                1999                                    $     30,126,000
                2000                                           1,058,000
                2001                                           3,580,000
                2002                                          25,125,000
                2003                                              86,000
                Thereafter                                     3,665,000
                                                        ----------------
                                                        $     63,640,000
                                                        ================

         The $34,100,000 promissory note is contractually due in April, 1999. The Company has a loan commitment of up to $25,250,000 of three-year financing that management plans to utilize to refinance a portion of the $34,100,000 maturity on a non-current basis; therefore, the $25,250,000 (less current portion of $132,000) has been classified as non-current in the accompanying consolidated financial statements. The loan commitment of $25,250,000 is available through May 1999 for up to 80% of the value of the pledged assets, which management estimates will support utilizing the entire commitment. In addition, the loan commitment and subsequent loan is subject to certain financial covenants, which management believes can be achieved. Management is negotiating with the lender of its working capital line of credit to refinance the remaining $8,850,000 balance under this promissory note in the refinancing of its working capital line of credit discussed below.

         The Company has both a working capital line of credit and an acquisition line of credit. The working capital line of credit provides for working capital loans and letters of credit aggregating up to the lesser of $10,000,000 or the borrowing base, as defined. The Company's obligations under the working capital line are secured by certain accounts receivable and substantially all other Company assets. Advances under the working capital line bear interest payable monthly at the Company's option of either LIBOR plus 2.50% or the bank's Index rate. The working capital line terminates and all outstanding borrowings are due in December 1999. As of December 31, 1998, the Company had drawn $4,350,000, had $5,650,000 of letters of credit outstanding, and had no remaining borrowing capability under the working capital line. The Company has received an increase from its lenders in the working capital line of credit availability of $4,000,000 (the "Overline"). The Overline is subject to the same terms and conditions as the $10,000,000 working capital line of credit. The Overline terminates and all outstanding borrowings are due in April, 1999. As of December 31, 1998, the balance drawn under the Overline totaled $3,762,000. Management is currently negotiating with this lender to refinance the working capital line of credit, the Overline, and the expected remaining balance of the promissory note ($8,850,000) on a long-term basis, with the remainder to be repaid with cash generated from the sale of certain assets, from the refinancing of certain mortgaged properties, which management believes may be further leveraged, and from cash generated from operations.

         The acquisition line of credit of $40,000,000, less outstanding borrowings, is available to fund approved acquisitions through October 1999. The Company's obligations under the acquisition line are secured by the assets acquired with the draws under the acquisition line. Advances under the acquisition line bear interest, payable monthly, at LIBOR plus a defined spread with respect to each facility based upon its loan-to-value ratio and debt service coverage. Individual advances made under the acquisition line are due three years from the date of initial funding. As of December 31, 1998, the Company had drawn $11,100,000 under the acquisition line, which amount was secured by four nursing homes, and had $28,900,000 available for future acquisitions. Management expects to refinance the $11,100,000 outstanding balance under this line of credit during 1999 on a long-term basis with the existing mortgage holder.

         The Company's loan agreements contain various financial covenants, the most restrictive of which relate to net worth, cash flow, debt to equity ratio requirements, and limits on the payment of dividends to shareholders. As of December 31, 1998, the Company was in compliance with the covenants or has been granted a waiver as of December 31, 1998 in the event of non-compliance; however, it is probable that the Company will not be in compliance with certain covenants as of March 31, 1999.

         At December 31, 1998, the classification of certain debt instruments as current liabilities based upon their contractual maturities in 1999 results in negative working capital of $(17,898,000). As discussed above, Management is pursuing various alternatives to potentially refinance these debt instruments on a non-current basis.

9.       SHAREHOLDERS' EQUITY AND STOCK PLANS

         SHAREHOLDERS' RIGHTS PLAN

         In 1995, the Company adopted a shareholders' rights plan (the "Plan"). The Plan is designed to protect the Company's shareholders from unfair or coercive takeover tactics. The rights under the Plan were effective for all shareholders of record at the close of business March 20, 1995, and thereafter and exist for a term of ten years. The Plan, as amended December 7, 1998, provides for one right with respect to each share of common stock. Each right entitles the holder to acquire, at a 50% discount from the then-current market, $100 worth of common stock of the Company or that of a non-approved acquiring company. The rights may be exercised only upon the occurrence of certain triggering events, including the acquisition of, or a tender offer for, 15% or more of the Company's common stock without the Company's prior approval.

         STOCK-BASED COMPENSATION PLANS

         In 1994, the Company adopted the 1994 Incentive and Nonqualified Stock Option Plan for Key Personnel (the "Key Personnel Plan"). Under the Key Personnel Plan, as amended in May 1998, 1,060,000 shares of common stock have been reserved for issuance upon exercise of options granted thereunder.

         In 1994, the Company adopted the 1994 Nonqualified Stock Option Plan for the Directors (the "Director Plan"). Under the Director Plan, as amended in May 1996, 190,000 shares of common stock have been reserved for issuance upon exercise of options granted thereunder.

         Under both plans, the option exercise price equals the stock's closing market price on the day prior to the grant date. The maximum term of any option granted pursuant to either the Key Personnel Plan or to the Director Plan is ten years. Options issued under either plan are one-third vested at the grant date with an additional one-third vesting on each of the next two anniversaries of the grant date. Shares subject to options granted under either plan that expire, terminate, or are canceled without having been exercised in full become available again for future grants.

         In 1994, the Company adopted the 1994 Employee Stock Purchase Plan and reserved 250,000 shares for issuance under the plan. Employees may purchase stock, subject to certain limitations, at 85% of the lower of the closing market price at the beginning or at the end of each plan year. The plan year begins July 1 and ends the following June 30. In July 1998, 1997 and 1996, 22,000, 17,000 and 21,000 shares were issued pursuant to this plan, respectively. The fair value of shares sold under the plan was $6.87 in 1998 and $9.50 in both 1997 and 1996.

         The Company accounts for these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                    YEAR ENDED DECEMBER 31,
                                                    --------------------------------------------------------
                                                         1998                 1997                1996
                                                    --------------        -------------        -------------
          Net Income (Loss):
              As reported                           $   (3,083,000)       $   3,013,000        $   4,721,000
                                                    ==============        =============        =============
              Pro forma                             $   (3,541,000)       $   2,813,000        $   4,447,000
                                                    ==============        =============        =============

          Basic Earnings (Loss) Per Share:
              As reported                           $         (.57)       $         .56        $         .89
                                                    ==============        =============        =============
              Pro forma                             $         (.66)       $         .53        $         .84
                                                    ==============        =============        =============

          Diluted Earnings (Loss) Per Share:
              As reported                           $         (.57)       $         .56        $         .89
                                                    ==============        =============        =============
              Pro forma                             $         (.66)       $         .52        $         .83
                                                    ==============        =============        =============



         Because the provisions of SFAS No. 123 have not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

      Summarized activity of the stock option plans is presented below:

                                                      SHARES
                                           --------------------------        WEIGHTED
                                           KEY PERSONNEL     DIRECTOR        AVERAGE
                                               PLAN           PLAN        EXERCISE PRICE
                                           -------------     --------     --------------
          Outstanding,
             December 31, 1995               413,000          135,000         $ 9.76
                 Issued                      112,000            5,000           9.64
                 Exercised                    (7,000)               -           9.50
                 Expired or canceled          (7,000)         (24,000)         10.45
                                            --------         --------         ------
          Outstanding,
             December 31, 1996               511,000          116,000           9.71
                 Issued                       39,000           21,000           9.88
                 Exercised                   (44,000)               -           9.67
                 Expired or canceled         (22,000)         (26,000)         10.19
                                            --------         --------         ------
          Outstanding,
             December 31, 1997               484,000          111,000           9.69
                 Issued                      196,000            6,000           9.76
                 Exercised                         -                -              -
                 Expired or canceled         (33,000)               -           9.81
                                            --------         --------         ------
          Outstanding,
             December 31, 1998               647,000          117,000         $ 9.71
                                            ========         ========         =======

          Vested, December 31, 1998          506,000          106,000         $ 9.68
                                            ========         ========         ======
          Available for future grants,
             December 31, 1998               357,000           63,000
                                            ========         ========

         The outstanding options have exercise prices ranging from $5.56 to $13.13 and have a weighted average remaining life of 7.5 years. The weighted average fair value of options granted was $4.62, $4.20 and $4.10 in 1998, 1997 and 1996, respectively.

         The fair value of each option is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used for the 1998, 1997 and 1996 grants: risk free interest rates ranging from 5.0% to 5.7% for 1998, 5.7% to 6.2% for 1997 and from 5.5% to 6.1% for 1996; no expected dividend yield for each of the years; expected lives of five years for each of the years; and, expected volatility of 44.4% for 1998, 37.2% for 1997 and 38.5% for 1996.

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


10.      EARNINGS PER SHARE

         Information with respect to the calculation of basic and diluted earnings per share data is presented below:

                                                                                       EARNINGS
                                                      NET INCOME                        (LOSS)
                                                        (LOSS)            SHARES       PER SHARE
                                                     -----------         ---------     ---------
          Year ended December 31, 1998:
             Basic earnings per share                $(3,083,000)        5,388,000        $(.57)
                                                     -----------         ---------        ====
                 Employee stock purchase plan                  -                 -
                 Options                                       -                 -
                                                     -----------         ---------
             Diluted earnings per share              $(3,083,000)        5,388,000        $(.57)
                                                     ===========         =========        =====
          Year ended December 31, 1997:
             Basic earnings per share                $ 3,013,000         5,339,000        $.56
                                                     -----------         ---------        ====
                 Employee stock purchase plan                  -             9,000
                 Options                                       -            25,000
                                                     -----------         ---------
             Diluted earnings per share              $ 3,013,000         5,373,000        $.56
                                                     ===========         =========        ====

          Year ended December 31, 1996:
             Basic earnings per share                $ 4,721,000         5,304,000        $.89
                                                     -----------         ---------        ====
                 Employee stock purchase plan                  -            11,000
                 Options                                       -            15,000
                                                     -----------         ---------
             Diluted earnings per share              $ 4,721,000         5,330,000        $.89
                                                     ===========         =========        ====

         For each period presented, the Company had options outstanding at prices in excess of the average market price of the Company's common stock. Such options were excluded from the computation because to include them would have been antidilutive. The weighted average options excluded were 719,000, 352,000 and 320,000 for 1998, 1997 and 1996, respectively.


11.      INCOME TAXES

         The provision (benefit) for income taxes is composed of the following components:

                                                            YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------
                                                1998                1997               1996
                                            -----------         -----------         ----------
          Current payable (benefit):
             Federal                        $  (577,000)        $  (823,000)        $1,498,000
             State and province                 488,000             386,000            379,000
                                            -----------         -----------         ----------
                                                (89,000)           (437,000)         1,877,000
                                            -----------         -----------         ----------

          Deferred taxes:
             Federal                        $(1,405,000)          1,941,000            621,000
             State and province                (240,000)            190,000            157,000
                                            -----------         -----------         ----------
                                             (1,645,000)          2,131,000            778,000
                                            -----------         -----------         ----------
          Provision (benefit) for
             income taxes                   $(1,734,000)        $ 1,694,000         $2,655,000
                                            ===========         ===========         ==========


         A reconciliation of taxes computed at statutory income tax rates is as follows:

                                                          YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------
                                                1998                1997               1996
                                            -----------         -----------         ----------
          Provision for federal income
             taxes at statutory rates       $(1,638,000)        $ 1,600,000         $2,508,000

          State and province income taxes,
             net of benefit                    (193,000)            118,000            295,000
          Other                                  97,000             (24,000)          (148,000)
                                            -----------         -----------         ----------
          Provision (benefit) for
             income taxes                   $(1,734,000)        $ 1,694,000         $2,655,000
                                            ===========         ===========         ==========

         The net deferred tax assets and liabilities, at the respective income tax rates are as follows:

                                                                          DECEMBER 31,
                                                               ---------------------------------
                                                                   1998                 1997
                                                               ------------         ------------

          Current deferred asset:
             Accrued liabilities                               $  1,719,000         $    830,000
                                                               ============         ============
          Non-current deferred asset:
             Net operating loss                                $  1,222,000         $          -
             Tax gain on sale transactions in excess of
                 recognized financial reporting gain              1,043,000            1,420,000
             Tax goodwill and intangibles                         9,170,000           10,217,000
             Impairment of TDLP net assets                          950,000                    -
             Other                                                  323,000              251,000
                                                               ------------         ------------
                                                                 12,708,000           11,888,000
             Less valuation allowance                            (5,500,000)          (5,688,000)
                                                               ------------         ------------
                                                                  7,208,000            6,200,000
                                                               ------------         ------------

          Non-current deferred liability:
             Deferred costs                                        (136,000)            (244,000)
             Depreciation                                          (734,000)            (496,000)
                                                               ------------         ------------
                                                                   (870,000)            (740,000)
                                                               ------------         ------------
                    Net non-current deferred asset             $  6,338,000         $  5,460,000
                                                               ============         ============

         The Company has recorded a valuation allowance with respect to the deductibility of certain tax goodwill and intangibles. The valuation allowance for deferred tax assets decreased $188,000 in 1998 and $221,000 in 1997. The changes are related to the amortization of tax goodwill. The Company expects that such valuation allowances will be determined annually based on any circumstances or events with the taxing authorities.

12.      COMMITMENTS AND CONTINGENCIES

         LEASE COMMITMENTS

         The Company is committed under long-term operating leases with various expiration dates and varying renewal options. Minimum annual rentals (exclusive of taxes, insurance, and maintenance costs) under these leases for the next five years beginning January 1, 1999, are as follows:

                              1999............19,635,000
                              2000............20,148,000
                              2001............20,625,000
                              2002............21,106,000
                              2003............21,464,000

         Under lease agreements with Omega, Counsel, Pierce and others, the Company's lease payments are subject to periodic annual escalations as described in Note 2. Total lease expense was $19,109,000, $15,850,000 and $14,441,000, for 1998, 1997 and 1996, respectively.

         One operating lease (expiring March 31, 1999) requires the Company to pay additional lease payments in an amount equal to 60.0% of pretax facility profits, as defined.

         OMEGA LEASES

         The Company's Master Lease with Omega covering 21 facilities provides for an initial term of ten years through August 2002 and allows the Company one ten-year renewal option. The Company issued a letter of credit in the amount of $3,800,000 in favor of Omega as security for its obligations under the Master Lease. Under the terms of the Master Lease, the Company must comply with certain covenants based on total shareholders' equity of the Company as defined. The Company was in compliance with these covenants as of December 31, 1998 or had received a waiver in the event of non-compliance. First mortgage revenue bonds of $4,370,000 were assumed by Omega as of August 14, 1992. The Company remains secondarily liable for the debt service through maturity of these bonds. Omega has indemnified the Company for any losses suffered by the Company as a result of a default on the bonds. Omega has represented to the Company that the debt service on the bonds was current as of December 31, 1998. The Company is leasing the two facilities mortgaged by these bonds.

         Effective December 1, 1994, the Company entered into a series of agreements with Omega and a third party ultimately resulting in the Company leasing from Omega a total of nine additional nursing facilities with a total of 805 beds. Through December 31, 1998, the Company has executed formal lease agreements with respect to five of the nine facilities. Formal lease agreements with respect to the remaining four facilities were executed in March 1999. Prior to that time, these four facilities were managed by the Company. Under the management agreements, the Company was responsible for the operating assets and liabilities of the facilities and received a management fee equal to the net profits of the facilities. The Company accounted for these four properties as operating leases in anticipation of the completion of formal lease agreements. The initial lease period for all nine facilities will expire in May 2005 with two five-year renewal options at the Company's option.

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

         PIERCE LEASES

         The Company acquired leases with respect to 14 facilities as part of the Pierce transaction. Of these leases, 12 are with the former principal owners of Pierce and have an initial term of 15 years through September 2012 and two five-year renewal options. Beginning at the fifth anniversary, the Company has a right to purchase all 12 facilities as a group for their fair market value. An additional sublease, which expires in 2003, is with an affiliate of Pierce who is a current employee of the Company. The remaining lease is a sublease that expires in 2017.

         SELF-INSURANCE MATTERS

         The Company has liability claims and disputes outstanding for professional liability and other issues. Professional liability insurance up to certain limits is carried by the Company and its subsidiaries for coverage of such claims. Effective January 1998, the Company substantially increased the self-insurance portion of its liability with respect to its United States nursing home operations up to $250,000 per occurrence and $2,500,000 in the aggregate per year. For 1998, the Company expects to incur fully the aggregate deductible amount. A reserve was established in anticipation of the settlement of 1998 claims, which may take up to four years from the date of the injury event to reach final settlement. (See Note 13.) The ultimate results of these claims and disputes are unknown at the present time, but management is of the opinion that there would be no material amounts in excess of liability coverages and established reserves.

         With respect to worker's compensation, substantially all of the Company's employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. Prior to that time, the Company was self-insured for the first $250,000, on a per claim basis, for worker's compensation claims in a majority of its United States nursing facilities. The Company has been and remains a non-subscriber to the Texas worker's compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. The Company has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate as of December 31, 1998. The differences between actual settlements and reserves are included in expense in the year finalized.

         The Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $75,000 per individual annually. In the current policy year, expected claims under this program are approximately $2,900,000, and the Company has secured stop-loss insurance coverage for claims in excess of approximately $3,600,000. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The differences between actual settlements and reserves are included in expense in the year finalized.

         EMPLOYMENT AGREEMENTS

         The Company has employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.5 times their annual base salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change in control of the Company (as defined). The maximum contingent liability under these agreements is approximately $1,900,000. In addition, upon the occurrence of any triggering event, certain executives may elect to require the Company to purchase options granted to them for a purchase price equal to the difference between the fair market value of the Company's common stock at the date of termination and the stated option exercise price. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by the employee or the Company.

         SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

         The Company has established a Supplemental Executive Retirement Plan (the "SERP") to provide retirement benefits for officers and employees of the Company who have been designated for participation by the President of the Company. Participants in the SERP will be eligible to receive benefits thereunder after reaching normal retirement age which is defined in the SERP as either (i) age 65, (ii) age 60 and ten years of service, or (iii) age 55 and 15 years of service. Under the SERP, participants can defer up to 6% of his or her base pay. The Company makes matching contributions of 100% of the amount deferred by each participant. Benefits under the SERP become fully vested upon the participant reaching normal retirement age or the participant's disability or death. In addition, if there is a change in control of the Company as defined in the SERP, all participants shall be fully vested, and each participant shall be entitled to receive his or her benefits under the SERP upon termination of employment. The SERP trust funds are at risk of loss. Should the Company become insolvent, its creditors would be entitled to a claim to the funds superior to the claim of SERP participants. It is the Company's intention to terminate the SERP in 1999.

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

         During 1997, the Company received separate notifications from the state of Alabama that, as a result of certain deficiencies noted upon periodic surveys of its facilities in Mobile, the facilities would be decertified from participation in the Medicare and Medicaid programs and that licensure revocation could be pursued. The facilities were decertified for 69 and 91 days, respectively, before resurveys found them to be in compliance. Both of the facilities were recertified for participation in the Medicare and Medicaid programs in 1997.

         During the latter half of 1998, the Company experienced further regulatory issues with respect to certain facilities. One of the Company's facilities in Arkansas was decertified from the Medicare and Medicaid programs. This facility was recertified for Medicaid participation before the decertification had a negative financial impact on operations, but the facility has not yet been recertified for Medicare participation. The State of Florida imposed a moratorium on new admissions as well as civil monetary penalties upon a facility during the last quarter of 1998. Additionally, the State required that the facility increase its staffing during the last half of 1998. The Company is appealing the civil monetary penalties. The moratorium on admissions was lifted at the end of January 1999.

         During 1997, the Federal government enacted the Balanced Budget Act of 1997 ("BBA"), which contains numerous Medicare and Medicaid cost-saving measures. The BBA requires that nursing homes transition to a prospective payment system ("PPS") under the Medicare program during a three year "transition period," commencing with the first cost reporting period beginning on or after July 1, 1998. During 1998, 20 of the Company's facilities began the PPS transition. The BBA also contains certain measures that have and could lead to further future reductions in Medicare therapy cost reimbursement and Medicaid payment rates. As facts are now known, management believes the impact on net operations from PPS will not be significant, although both revenues and expenses are expected to be reduced from 1997 levels. With respect to Medicare therapy allowable cost and fee reductions, the Company estimates that net operations were negatively impacted in 1998 and will be further negatively impacted in 1999 although the ultimate negative impact on the Company's operations cannot be reasonably estimated. Given the recent enactment of the BBA, the Company is unable to predict the ultimate impact of the BBA on its future operations. However, any reductions in government spending for long-term health care could have an adverse affect on the operating results and cash flows of the Company. The Company will attempt to maximize the revenues available to it from governmental sources within the changes that will occur under the BBA. In addition, the Company will attempt to increase nongovernment revenues, including expansion of its assisted living operations in order to offset the loss of governmental revenues as a result of the enactment of the BBA.


13.      PROFESSIONAL LIABILITY INSURANCE

         All of the Company's liability policies are on an occurrence basis and are renewable annually. Each of the coverage limits and the self-insured risks referred to in the following is measured on an annual basis.

         The Company maintains general and professional liability insurance with per claim coverage of $1,000,000 and aggregate coverage limits of up to $3,000,000 for its long-term care services. Through December 31, 1997, with respect to a majority of its United States nursing homes, the Company was self-insured for the first $25,000 per occurrence and $500,000 in the aggregate for such claims. Effective January 1, 1998, these self-insured per claim and aggregate amounts increased to $250,000 and $2,500,000, respectively. Effective February 1, 1999, the remaining United States nursing homes become part of the $250,000/$2,500,000 deductible program. In addition, the Company maintains a $50,000,000 aggregate umbrella liability policy for claims in excess of the foregoing limits for its nursing home operations. The assisted living operations acquired in the Pierce transaction are self-insured, with respect to each location, for the first $5,000 per occurrence and $25,000 in the aggregate. In addition, the Company maintains a $10,000,000 aggregate umbrella liability policy for claims in excess of the foregoing limits for these assisted living operations.

         The Canadian facilities owned or leased by the Company maintain general and professional liability insurance with per claim coverage limits of up to $3,267,000 ($5,000,000 Canadian). In addition, the Company maintains an aggregate umbrella liability policy of equal amount for claims in excess of the above limit for these facilities.

      The six TDLP facilities maintain general and professional liability insurance with per claim coverage of $1,000,000 and aggregate coverage limits of up to $2,000,000. In addition, through January 31, 1999 TDLP maintains a $10,000,000 aggregate umbrella liability policy for claims in excess of the foregoing limits for these facilities. Effective February 1, 1999, TDLP became insured locations under the Company's $50,000,000 aggregate umbrella policy.

14.   OPERATING SEGMENT INFORMATION

      In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which was adopted by the Company on January 1, 1998. The Company has three reportable segments: U.S. nursing homes, U.S. assisted living facilities, and Canadian operations, which consist of both nursing home and assisted living services. Management evaluates each of these segments independently due to the geographic, reimbursement, marketing, and regulatory differences between the segments. The accounting policies of these segments are the same as those described in the summary of significant accounting policies described in Note 2. Management evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses and foreign exchange gains and losses. The following information is derived from the Company's segments' internal financial statements and include information related to the Company's unallocated corporate revenues and expenses:

                                                                1998               1997               1996
                                                           --------------     --------------     --------------
     Net revenues:
         U.S. nursing homes                                $164,646,000       $161,683,000        $153,773,000
         U.S. assisted living facilities                     25,552,000          6,296,000                  --
         Canadian operations                                 14,950,000         14,248,000          12,440,000
         Corporate                                              954,000            956,000              24,000
         Eliminations                                          (950,000)          (940,000)                 --
                                                           ------------       ------------        ------------
               Total                                       $205,152,000       $182,243,000        $166,237,000
                                                           ============       ============        ============

     Depreciation and amortization:
         U.S. nursing homes                                $  2,138,000       $  2,095,000        $  2,008,000
         U.S. assisted living facilities                      1,263,000            306,000                  --
         Canadian operations                                    347,000            298,000             185,000
         Corporate                                               90,000            124,000              92,000
         Eliminations                                                --                 --                  --
                                                           ------------       ------------        ------------
               Total                                       $  3,838,000       $  2,823,000        $  2,285,000
                                                           ============       ============        ============


                                   (continued)

                                                                1998               1997               1996
                                                           --------------     --------------     --------------
     Operating income (loss):
         U.S. nursing homes                                $ (3,240,000)       $  4,264,000      $    8,286,000
         U.S. assisted living facilities                        708,000             223,000                  --
         Canadian operations                                  1,912,000           1,889,000           1,617,000
         Corporate                                           (4,197,000)         (1,669,000)         (2,527,000)
         Eliminations                                                --                  --                  --
                                                           ------------        ------------      --------------
               Total                                       $ (4,817,000)       $  4,707,000      $    7,376,000
                                                           ============        ============      ==============

     Long-lived assets:
         U.S. nursing homes                                $ 56,396,000        $ 54,315,000      $   50,645,000
         U.S. assisted living facilities                     33,987,000          34,552,000                  --
         Canadian operations                                 10,536,000           9,337,000           6,735,000
         Corporate                                           21,725,000          21,017,000          20,787,000
         Eliminations                                       (35,135,000)        (36,890,000)        (36,747,000)
                                                           ------------        ------------      --------------
               Total                                       $ 87,509,000        $ 82,331,000      $   41,420,000
                                                           ============        ============      ==============

     Total assets:
         U.S. nursing homes                                $ 88,473,000        $ 82,997,000      $   78,212,000
         U.S. assisted living facilities                     36,926,000          35,484,000                  --
         Canadian operations                                 13,718,000          14,327,000          10,605,000
         Corporate                                           24,909,000          22,712,000          23,781,000
         Eliminations                                       (42,732,000)        (40,559,000)        (40,212,000)
                                                           ------------        ------------      --------------
               Total                                       $121,294,000        $114,961,000      $   72,386,000
                                                           ============        ============      ==============

     Capital expenditures:
         U.S. nursing homes                                $  4,043,000        $  2,216,000      $    2,164,000
         U.S. assisted living facilities                        688,000              59,000                  --
         Canadian operations                                    422,000             408,000             239,000
         Corporate                                               33,000              27,000               6,000
         Eliminations                                                --                  --                  --
                                                           ------------        ------------       -------------
               Total                                       $  5,186,000        $  2,710,000       $   2,409,000
                                                           ============        ============       =============


15.      RELATED PARTIES

         The Company commenced operations effective with an initial public offering of common stock in May 1994. The Company's predecessor operations were in companies owned or controlled by Counsel. From the Company's inception through November 1996, the Company had two Directors who are directors and key executives of Counsel. The Company provides management services for nine facilities owned by two Canadian limited partnerships. The president of the general partners of these partnerships is a director and key executive of Counsel, and Counsel leases seven of these facilities from one of the partnerships. Management fees from these facilities totaled $1,742,000, $1,814,000 and $1,656,000 for 1998, 1997 and 1996, respectively.

         The Company has loaned one of the limited partnerships $1,050,000 and $1,274,000 as of December 31, 1998 and 1997, respectively. The Company has received second, third and fourth mortgage security interests in the partnership assets. The notes receivable bear interest at 8.0% and are being repaid over the life of the management contract.

         Lease expense related to the facilities leased from Counsel totaled $2,064,000, $2,091,000 and $2,078,000 for the years ended December 31,
         1998, 1997 and 1996, respectively.


16.      NON-RECURRING CHARGES

         During the second and fourth quarters of 1998, the Company recorded various non-recurring charges totaling $5,859,000. Information with respect to each non-recurring charge is presented below:


                                                     SECOND            FOURTH
                                                    QUARTER            QUARTER            TOTAL
                                                   ----------        ----------        ----------
          MIS Conversion                           $  968,000        $  198,000        $1,166,000
          Impaired Assets                                  --         2,858,000         2,858,000
          Legal and Contractual Settlements           282,000           994,000         1,276,000
          Termination of Proposed Financing
             and Acquisition Transactions             218,000           341,000           559,000
                                                   ----------        ----------        ----------
                                                   $1,468,000        $4,391,000        $5,859,000
                                                   ==========        ==========        ==========

         In connection with its decision to convert all management information systems with respect to the Company's U.S. nursing homes, the Company abandoned much of its existing software and eliminated much of its regional infrastructure in favor of a more centralized accounting organization. The related second quarter charge represents the costs associated with the write-off of capitalized software costs ($553,000), the costs associated with the closing of certain regional offices (primarily future lease commitments, $184,000), and the costs of severance packages for affected personnel ($231,000). In the fourth quarter, additional regional office closings were identified, and another charge of $198,000 was recorded. All of these costs represent future cash requirements except for the write-off of capitalized software costs. As of December 31, 1998, $382,000 remains unpaid.

         As discussed in Note 6, the Company recorded a charge of $2,500,000 for the estimated impairment of the Company's investment in TDLP due to the continuing funding of certain contractual cash flow requirements. Approximately $1,300,000 of this charge represents a valuation allowance against advances made in 1998 in excess of the estimated fair value of the Company's investment, while the remaining $1,200,000 represents management's estimate of additional future required funding. In addition, in the fourth quarter of 1998, management identified two locations for which leases will not be renewed and wrote off the impairment of certain long-lived assets with respect to these locations ($358,000).

         During the second and fourth quarters of 1998, the Company recorded costs related to certain legal matters and contractual disputes that were settled during the respective quarters. The largest of these settlements ($638,000) related to claims submitted in the fourth quarter by the Company's most significant lessor, Omega (See Notes 2 and 12), which have been settled.

         During the second and fourth quarters of 1998, the Company also wrote off costs associated with terminated prospective financing and acquisition transactions, each of which was abandoned in the respective quarter.

17.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                                 QUARTER
                                            -------------------------------------------------------------------------------
                    1998                       FIRST                 SECOND                    THIRD             FOURTH
          --------------------------        -----------           -----------               -----------        ------------
          Net revenues                      $51,493,000           $52,698,000               $51,305,000        $ 49,656,000
                                            ===========           ===========               ===========        ============
          Net income (loss)                 $   355,000(1)        $  (337,000)(1)(2)        $   800,000        $ (3,901,000)(2)(3)
                                            ===========           ===========               ===========        ============
          Basic and diluted earnings
             (loss) per share               $       .07(1)        $      (.06)(1)(2)        $       .15        $       (.72)(2)(3)
                                            ===========           ===========               ===========        ============


                                                                              QUARTER
                                                -----------------------------------------------------------------------
                     1997                          FIRST              SECOND             THIRD                FOURTH
          ------------------------------        -----------        -----------        -----------           -----------
          Net revenues                          $43,442,000        $44,237,000        $43,657,000           $50,907,000
                                                ===========        ===========        ===========           ===========

          Net income                            $ 1,269,000        $ 1,334,000        $   312,000(1)        $    98,000(1)
                                                ===========        ===========        ===========           ===========

          Basic and diluted earnings per
             share                              $       .24        $       .25        $       .06(1)        $       .02(1)
                                                ===========        ===========        ===========           ===========



---------------
(1) Includes the negative impact of two nursing homes being decertified from participation in the Medicare and Medicaid programs.
(2) Includes non-recurring charges primarily related to conversion of management information systems as well as legal and contractual settlements. (See Note 16.)
(3) Includes non-recurring charges primarily related to SFAS No. 121 asset impairment. (See Note 16.)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Advocat Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Advocat Inc., included in this Annual Report on Form 10-K and have issued our report thereon dated April 2, 1999.
Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule listed in the index under
Item 16(b) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                            ARTHUR ANDERSEN LLP
Nashville, Tennessee
April 2, 1999

                                  ADVOCAT INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



       Column A            Column B                              Column C                             Column D           Column E
       --------            --------       ------------------------------------------------------      --------           --------
                                                                ADDITIONS
                                          ------------------------------------------------------
                            BALANCE
                              AT               CHARGED                                                                    BALANCE
                           BEGINNING             TO               CHARGED                                                   AT
                              OF              COSTS AND          TO OTHER                            DEDUCTIONS           END OF
      DESCRIPTION           PERIOD            EXPENSES           ACCOUNTS            OTHER               (1)              PERIOD
------------------------------------------------------------------------------------------------------------------------------------
Year ended
 December 31,
 1998:
 Allowance
 for doubtful
 accounts                   $ 2,702            $ 2,306              $ -               $ -              $ 2,358            $ 2,650
                       =============================================================================================================

Year ended
 December 31,
 1997:
 Allowance
 for doubtful
 accounts                   $ 2,524            $ 2,030              $ -               $ -              $ 1,852            $ 2,702
                       =============================================================================================================

Year ended
 December 31,
 1996:
 Allowance
 for doubtful
 accounts                   $ 2,082            $ 1,745              $ -               $ -              $ 1,303            $ 2,524
                       =============================================================================================================

--------------------
(1) Amounts written off as uncollectible accounts, net of recoveries.

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBITS
 2.1     Asset Purchase Agreement among the Company, Pierce Management Group
         First Partnership and others dated July 23, 1997 (incorporated by reference to Exhibit 2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1997).

 3.1 Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No.
         33-76150 on Form S-1).

 3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 33-76150 on Form S-1).

 3.3     Amendment to Certificate of Incorporation dated March 23, 1995
         (incorporated by reference to Exhibit A of Exhibit 1 to the Company's
         Form 8-A filed March 30, 1995).

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

 4.3 Summary of Shareholder Rights Plan adopted March 13, 1995 (incorporated by reference to Exhibit B of Exhibit 1 to Form 8-A filed March 30,
         1995).

 4.4 Rights Agreement of Advocat Inc. dated March 23, 1995 (incorporated by reference to Exhibit 1 to Form 8-A filed March 30, 1995).

 4.5     Amended and Restated Rights Agreement dated as of December 7, 1998
         (incorporated by reference to Exhibit 1 to Form 8-A/A filed December 7,
         1998).

10.1 Asset Contribution Agreement among Counsel Corporation and Certain of its Direct and Indirect Subsidiaries dated May 10, 1994 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form
         10-K for the fiscal year ended December 31, 1994).

10.2     Asset Contribution Agreement among Diversicare Inc. and Certain of its
         Direct and Indirect Subsidiaries dated May 10, 1994 (incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.3     1994 Incentive and Non-Qualified Stock Plan for Key Personnel
         (incorporated by reference to Exhibit 10.3 to the Company's
         Registration Statement No. 33-76150 on Form S-1).


EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBITS


10.4 1994 Non-Qualified Stock Option Plan for Directors (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement No.
         33-76150 on Form S-1).

10.5     Master Agreement and Supplemental Executive Retirement Plan
         (incorporated by reference to Exhibit 10.6 to the Company's
         Registration Statement No. 33-76150 on Form S-1).

10.6     1994 Employee Stock Purchase Plan (incorporated by reference to Exhibit
         10.7 to the Company's Registration Statement No. 33-76150 on Form S-1).

10.7     Form of Employment Agreements dated May 10, 1994, between the
         Registrant and Dr. Birkett, Mr. Richardson and Ms. Hamlett
         (incorporated by reference to Exhibit 10.8 to the Company's
         Registration Statement No. 33-76150 on Form S-1).

10.8 Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement No. 33-76150 on
         Form S-1).

10.9     Master Lease Agreement dated August 14, 1992, between Diversicare
         Corporation of America and Omega Healthcare Investors, Inc.
         (incorporated by reference to Exhibit 10.12 to the Company's
         Registration Statement No. 33-76150 on Form S-1).

10.10    Consent, Assignment and Amendment Agreement between Diversicare
         Corporation of America, Counsel Nursing Properties, Inc., Advocat Inc.,
         Diversicare Leasing Corporation and Omega Healthcare Investors, Inc.
         dated May 10, 1994 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December
         31, 1994).

10.11    Advocat Inc. Guaranty in favor of Omega Healthcare Investors, Inc.
         dated May 10, 1994 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December
         31, 1994).

10.12    Consolidation, Modification and Renewal Note dated August 30, 1991, by
         Diversicare Nursing Centers, Inc. to the order of Sovran Bank/Tennessee
         (incorporated by reference to Exhibit 10.19 to the Company's
         Registration Statement No. 33-76150 on Form S-1).


EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBITS



10.13    Wraparound Promissory Note dated August 30, 1991, by Texas Diversicare
         Limited Partnership and Diversicare Nursing Centers, Inc. (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement
         No. 33-76150 on Form S-1).

10.14    Management Agreement dated August 30, 1991, between Texas Diversicare
         Limited Partnership and Diversicare Corporation of America, as assigned effective October 1, 1991, to Diversicare Management, with consent of Texas Diversicare Limited Partnership, as amended (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement No.
         33-76150 on Form S-1).

10.15    Amended and Restated Limited Partnership Agreement dated August 30,
         1991, among Diversicare General Partner, Inc., J. Scott Jackson and each Limited Partner (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement No. 33-76150 on Form S-1).

10.16    Participation Agreement dated August 30, 1991, between Texas
         Diversicare Limited Partnership and Diversicare Corporation of America
         (incorporated by reference to Exhibit 10.23 to the Company's
         Registration Statement No. 33-76150 on Form S-1).

10.17    Agreement of Purchase and Sale entered into August 30, 1991, among
         Diversicare Corporation of America, Texas Diversicare Limited
         Partnership' and Diversicare Corporation of America (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement No.
         33-76150 on Form S-1).

10.18    Partnership Services Agreement entered into August 30, 1991, among
         Texas Diversicare Limited Partnership, Diversicare Incorporated and
         Counsel Property Corporation (incorporated by reference to Exhibit
         10.26 to the Company's Registration Statement No. 33-76150 on Form
         S-1).

10.19 Guaranteed Return Loan Security Agreement entered into August 30, 1991, between Texas Diversicare Limited Partnership and Diversicare
         Incorporated (incorporated by reference to Exhibit 10.27 to the Company's Registration Statement No. 33-76150 on Form S-1).

10.20    Credit and Security Agreement dated October 12, 1994, between
         NationsBank of Tennessee, N.A., the Company and the Company's subsidiaries (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December
         31, 1994).


EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBITS


10.21    Promissory Note by Advocat Inc. to the order of Diversicare Inc. dated
         May 10, 1994 (incorporated by reference to Exhibit 10.21 to the
         Company's Annual Report on Form 10-K for the fiscal year ended December
         31, 1994).

10.22    Promissory Note by Advocat Inc. to the order of Counsel Nursing
         Properties, Inc. dated May 10, 1994 (incorporated by reference to
         Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.23    Demand Master Promissory Note by Advocat Inc. to the order of
         Diversicare Corporation of America dated May 10, 1994 (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.24    Lease Agreement between Counsel Healthcare Assets Inc. and Counsel
         Nursing Properties, Inc. dated May 10, 1994 (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.25    Lease Agreement between Counsel Healthcare Assets Inc. and Counsel
         Nursing Properties, Inc. dated May 10, 1994 (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.26    Management and Guaranteed Return Loan Agreement dated as of November
         30, 1985, between Diversicare VI Limited Partnership and Diversicare
         Incorporated, an Ontario corporation, as amended, as assigned effective
         October 1, 1991, to Diversicare Management Services Co., with consent of Diversicare VI Limited Partnership (incorporated by reference to
         Exhibit 10.34 to the Company's Registration Statement No. 33-76150 on
         Form S-1).

10.27    Management Agreement dated August 24, 1981, between Americare
         Corporation and Diversicare Corporation of America, as assigned to Diversicare Management Services Co., with consent of Americare
         Corporation (incorporated by reference to Exhibit 10.36 to the Company's Registration Statement No. 33-76150 on Form S-1).

10.28    Management Agreement between Counsel Healthcare Assets, Inc., an
         Ontario corporation and Counsel Nursing Properties, Inc. dated April
         30, 1994, as assigned effective May 10, 1994, to Diversicare Canada

EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBITS


         Management Services Co., Inc (incorporated by reference to Exhibit
         10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.29    Lease Agreement between Spring Hill Medical, Inc. and First American
         HealthCare, Inc. dated February 1, 1994 (incorporated by reference to
         Exhibit 10.38 to the Company's Registration Statement No. 33-76150 on
         Form S-1).

10.30    Lease Agreement, as amended, between Bryson Hill Associates of Alabama,
         Inc. and Estates Nursing Homes, Inc. dated June 15, 1984, as assigned effective May 10, 1994, to Diversicare Leasing Corp. (incorporated by reference to Exhibit 10.39 to the Company's Registration Statement No.
         33-76150 on Form S-1).

10.31 Lease Agreement between HealthCare Ventures and Wessex Care Corporation dated October 23, 1989, as assigned effective May 10, 1994, to
         Diversicare Leasing Corp. (incorporated by reference to Exhibit 10.40 to the Company's Registration Statement No. 33-76150 on Form S-1).

10.32    Lease Agreement between Osborne & Wilson Development Corp., Inc. and
         Diversicare Corporation of America dated July 7, 1989, as assigned effective May 10, 1994, to Diversicare Leasing Corp. (incorporated by reference to Exhibit 10.41 to the Company's Registration Statement No.
         33-76150 on Form S-1).

10.33    Florida Lease Agreement between Counsel Nursing Properties, Inc. and
         Diversicare Leasing Corp. dated May 10, 1994 (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.34    Lease Agreement between Counsel Nursing Properties, Inc. and
         Diversicare Leasing Corp. dated May 10, 1994 (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.35    Letter Agreement dated November 23, 1994, among Advocat Inc., Omega
         Healthcare Investors, Inc., Sterling Health Care Centers, Inc. and E.B.
         Lowman, II (incorporated by reference to Exhibit 10.36 to the Company's
         Annual Report on Form 10-K for the fiscal year ended December 31,
         1994).

EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBITS



10.36    Assignment and Assumption Agreement of Master Lease dated September 1,
         1995, between Sterling Health Care Management, Inc., Diversicare
         Leasing Corp. and Sterling Acquisition Corp (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995).

10.37    Master Lease dated December 1, 1994, between Sterling Health Care
         Management, Inc. and Sterling Acquisition Corp (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form
         10-Q for the quarterly period ended September 30, 1995).

10.38    Assignment and Assumption Agreement of Master Sublease dated September
         1, 1995, between Sterling Health Care Management, Inc., Diversicare
         Leasing Corp. and O S Leasing Company (incorporated by reference to
         Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995).

10.39    Master Sublease dated December 1, 1994, between Sterling Health Care
         Management, Inc. and O S Leasing Company (incorporated by reference to
         Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995).

10.41    Letter of Credit Agreement dated September 1, 1995, between Omega
         Health Care Investors, Inc., Sterling Acquisition Corp., Sterling
         Acquisition Corp II, O S Leasing Company and Diversicare Leasing Corp
         (incorporated by reference to Exhibit 10.5 to the Company's Quarterly
         Report on Form 10-Q for the quarterly period ended September 30, 1995).

10.42    Advocat Inc. Guaranty dated September 1, 1995, in favor of Omega Health
         Care Investors, Inc., Sterling Acquisition Corp., Sterling Acquisition
         Corp. II and O S Leasing Company (incorporated by reference to Exhibit
         10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995).

10.43    Management Agreement between Diversicare Management Services Co. and
         Emerald-Cedar Hill, Inc. dated February 20, 1996 (incorporated by reference to Exhibit 10.43 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.44    Management Agreement between Diversicare Management Services Co. and
         Emerald-Golfcrest, Inc. dated February 20, 1996 (incorporated by


EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBITS


         reference to Exhibit 10.44 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.45    Management Agreement between Diversicare Management Services Co. and
         Emerald-Golfview, Inc. dated February 20, 1996 (incorporated by reference to Exhibit 10.45 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.46    Management Agreement between Diversicare Management Services Co. and
         Emerald-Southern Pines, Inc. dated February 20, 1996 (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.47    Loan Agreement between Omega Healthcare Investors, Inc. and Diversicare
         Leasing Corp., d/b/a Good Samaritan Nursing Home, dated February 20,
         1996 (incorporated by reference to Exhibit 10.47 to the Company's
         Annual Report on Form 10-K for the fiscal year ended December 31,
         1995).

10.48    Short Term Note by Diversicare Leasing Corp. to Omega Healthcare
         Investors, Inc. dated February 20, 1996 (incorporated by reference to
         Exhibit 10.48 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.49    Advocat Inc. Guaranty in favor of Omega Healthcare Investors, Inc.
         dated February 20, 1996 (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the fiscal year ended
         December 31, 1995).

10.50    First Amendment to Credit and Security Agreement dated November 28,
         1995, between NationsBank of Tennessee, N.A., Advocat Inc. and the
         Subsidiaries (as defined) (incorporated by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K for the fiscal year ended
         December 31, 1995).

10.51    Second Amendment to Credit and Security Agreement dated December 1,
         1995, between NationsBank of Tennessee, N.A., Advocat Inc. and the
         Subsidiaries (as defined) (incorporated by reference to Exhibit 10.51 to the Company's Annual Report on Form 10-K for the fiscal year ended
         December 31, 1995).


EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBITS



10.52    Third Amendment to Credit and Security Agreement dated December 1,
         1995, between NationsBank of Tennessee, N.A., Advocat Inc. and the
         Subsidiaries (as defined) (incorporated by reference to Exhibit 10.52 to the Company's Annual Report on Form 10-K for the fiscal year ended
         December 31, 1995).

10.53 Fourth Amendment to Credit and Security Agreement dated April 1, 1996, between NationsBank of Tennessee, N.A., Advocat Inc. and the
         Subsidiaries (as defined) (incorporated by reference to Exhibit 10.53 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996).

10.54 Fifth Amendment to Credit and Security Agreement dated May 1, 1996, between NationsBank of Tennessee, N.A., Advocat Inc. and the
         Subsidiaries (as defined) (incorporated by reference to Exhibit 10.54 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996).

10.55 Sixth Amendment to Credit and Security Agreement dated June 28, 1996, between NationsBank of Tennessee, N.A., Advocat Inc. and the
         Subsidiaries (as defined) (incorporated by reference to Exhibit 10.55 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996).

10.56    Seventh Amendment to Credit and Security Agreement dated September 1,
         1996, between NationsBank of Tennessee, N.A., Advocat Inc. and the
         Subsidiaries (as defined) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996).

10.57    Eighth Amendment to Credit and Security Agreement dated November 1,
         1996, between NationsBank of Tennessee, N.A., Advocat Inc. and the
         Subsidiaries (as defined) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996).

10.58    Master Credit and Security Agreement dated December 27, 1996, between
         First American National Bank, GMAC-CM Commercial Mortgage Corporation,
         Advocat Inc., Management Services Co. and the Subsidiaries (as defined)
         (incorporated by reference to Exhibit 10.58 to the Company's Annual
         Report on Form 10-K for the fiscal year ended December 31, 1996).


EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBITS



10.59 Project Loan Agreement (Good Samaritan) dated December 27, 1996, between GMAC-CM Commercial Mortgage Corporation Advocat Inc.,
         Diversicare Management Services Co. and the Subsidiaries (as defined)
         (incorporated by reference to Exhibit 10.59 to the Company's Annual
         Report on Form for the fiscal year ended December 31, 1996).

10.60    Project Loan Agreement (Afton Oaks) dated December 27, 1996, between
         GMAC-CM Commercial Mortgage Corporation, Advocat Inc., Diversicare
         Management Services Co. and the Subsidiaries (as defined) (incorporated by reference Exhibit 10.60 to the Company's Annual Report on Form for the fiscal year ended December 31, 1996).

10.61    Project Loan Agreement (Pinedale) dated December 27, 1996, between
         GMAC-CM Commercial Mortgage Corporation, Advocat Inc., Diversicare
         Management Services Co. and the Subsidiaries (as defined) (incorporated by reference Exhibit 10.61 to the Company's Annual Report on Form for the fiscal year ended December 31, 1996).

10.62    Project Loan Agreement (Windsor House) dated December 27 1996, between
         GMAC-CM Commercial Mortgage Corporation, Advocat Inc., Diversicare
         Management Services Co. and Subsidiaries (as defined) (incorporated by reference to Exhibit 10.62 to the Company's Annual Report on Form for the fiscal year ended December 31, 1996).

10.63    Asset Purchase Agreement dated November 30, 1995, Williams Nursing
         Homes Inc., d/b/a Afton Oaks Center, Lynn Mayers, Thomas E. Mayers, and
         Diversicare Leasing Corp. (incorporated by reference to Exhibit 2.1 the
         Company's Current Report on Form 8-K dated November 30, 1995).

10.64    Purchase Agreement between Diversicare Leasing Corporation and
         Americare Corporation dated February 20, 1996 (incorporated by reference to Exhibit 2.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.65    Amendment to 1994 Incentive and Non-Qualified Stock Plan for Key
         Personnel (incorporated by reference to Exhibit A to the Company's
         Schedule 14A filed March 31, 1997).


EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBITS



10.66    Amendment to 1994 Non-Qualified Stock Option Plan for Directors
         (incorporated by reference to Exhibit A to the Company's Schedule 14A filed April 19, 1996).

10.67    Amendment No. 3 Advocat Inc. 1994 Incentive and Nonqualified Stock
         Option Plan For Key Personnel (incorporated by reference to Exhibit A to the Company's Schedule 14A filed April 3, 1998).

10.67 Renewal and Modification Promissory Note dated March 31, 1998, between the Company and AmSouth Bank.(incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998).

10.68 Renewal and Modification Promissory Note dated March 31, 1998, between the Company and First American National Bank (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996).

10.69    Second Amendment to Loan and Negative Pledge Agreement dated March 31,
         1998, between Diversicare Assisted Living Services NC, LLC and First
         American National Bank, both individually and as Agent for AmSouth Bank
         (incorporated by reference to Exhibit 10.2 to the Company's Quarterly
         Report on Form 10-Q for the quarterly period ended September 30, 1996).


21       Subsidiaries of the Registrant.

23       Consent of Arthur Andersen LLP.

27       Financial Data Schedule (for SEC use only).
