Form 10-Q
period 1999-03-31
ADVOCAT INC
filed 1999-05-17
CIK 919956

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
CHECK ONE:

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED:   MARCH 31, 1999
                                                ------------------
                                       OR
[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSACTION PERIOD FROM _________ TO _________.

COMMISSION FILE NO.:  1-12996
                      -------
                                  ADVOCAT INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                         62-1559667
-------------------------------                 -------------------------------
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

                                    5,398,710
       ------------------------------------------------------------------
      (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF MAY 12, 1999)

                          PART I. FINANCIAL INFORMATION


ITEM 1  -  FINANCIAL STATEMENTS

                                  ADVOCAT INC.
                       INTERIM CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                              March 31,       December 31,
                                                                1999             1998
                                                              ---------       ------------
                                                             (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents                                 $   1,282         $   2,347
    Receivables, less allowance for doubtful
         accounts of $1,856 and $2,650,
         respectively                                            24,353            26,289
    Income taxes receivable                                         155               800
    Inventories                                                   1,229             1,102
    Prepaid expenses and other assets                             1,164             1,528
    Deferred income taxes                                         2,069             1,719
                                                              ---------         ---------
              Total current assets                               30,252            33,785
                                                              ---------         ---------


PROPERTY AND EQUIPMENT, at cost                                  83,375            82,140
    Less accumulated depreciation
         and amortization                                       (16,214)          (15,548)
                                                              ---------         ---------
              Net property and equipment                         67,161            66,592
                                                              ---------         ---------


OTHER ASSETS:
    Deferred tax benefit                                          6,229             6,338
    Deferred financing and other costs, net                         755             1,150
    Assets held for sale or redevelopment                         3,465             3,465
    Investments in and receivables from joint ventures            7,106             7,194
    Other                                                         3,640             2,770
                                                              ---------         ---------
              Total other assets                                 21,195            20,917
                                                              ---------         ---------

                                                              $ 118,608         $ 121,294
                                                              =========         =========



                                   (Continued)

                                  ADVOCAT INC.

                       INTERIM CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (CONTINUED)


                                                              March 31,       December 31,
                                                                1999             1998
                                                              ---------       ------------
                                                             (UNAUDITED)
CURRENT LIABILITIES:
    Current portion of long-term debt                         $  26,706         $  30,126
    Trade accounts payable                                       10,174             9,327
    Accrued expenses:
         Payroll and employee benefits                            4,206             4,920
         Interest                                                   566               857
         Self-insurance reserves                                  2,500             2,375
         Other                                                    2,491             2,413
                                                              ---------         ---------
              Total current liabilities                          46,643            50,018
                                                              ---------         ---------

NONCURRENT LIABILITIES:
    Long-term debt, less current portion                         33,865            33,514
    Deferred gains with respect to leases, net                    3,231             3,293
    Self-insurance reserves, less current portion                 1,990             1,665
    Other                                                         5,388             5,243
                                                              ---------         ---------
              Total noncurrent liabilities                       44,474            43,715
                                                              ---------         ---------



COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, authorized 1,000,000 shares,
         $.10 par value, none issued and outstanding                -0-               -0-
    Common stock, authorized 20,000,000 shares,
         $.01 par value, 5,399,000 issued and outstanding at
         March 31, 1999 and December 31, 1998, respectively          54                54
    Paid-in capital                                              15,765            15,765
    Retained earnings                                            11,672            11,742
                                                              ---------         ---------
              Total shareholders' equity                         27,491            27,561
                                                              ---------         ---------

                                                              $ 118,608         $ 121,294
                                                              =========         =========


The accompanying notes are an integral part of these interim consolidated balance sheets.

                                  ADVOCAT INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, AND UNAUDITED)

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                         ----------------------------
                                                                             1999             1998
                                                                           --------         -------
REVENUES:
    Patient revenues                                                       $ 36,854         $41,839
    Resident revenues                                                         8,905           8,705
    Management fees                                                             919             906
    Interest                                                                     34              43
                                                                           --------         -------
         Net revenues                                                        46,712          51,493
                                                                           --------         -------

EXPENSES:
    Operating                                                                36,499          41,252
    Lease                                                                     4,855           4,754
    General and administrative                                                2,735           2,726
    Interest                                                                  1,307           1,245
    Depreciation and amortization                                             1,067             962
                                                                           --------         -------
         Total expenses                                                      46,463          50,939
                                                                           --------         -------

INCOME BEFORE INCOME TAXES                                                      249             554
PROVISION FOR INCOME TAXES                                                       90             199
                                                                           --------         -------

INCOME BEFORE CUMULATIVE EFFECT
    OF CHANGE IN ACCOUNTING PRINCIPLE                                           159             355
CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE, NET OF TAX                                           (277)            -0-
                                                                           --------         -------
NET INCOME (LOSS)                                                          $   (118)        $   355
                                                                           ========         =======

BASIC EARNINGS PER SHARE:
    Income before accounting change                                        $    .03         $   .07
    Cumulative effect of change in accounting principle, net of tax            (.05)            -0-
                                                                           --------         -------
    Net income (loss)                                                      $   (.02)        $   .07
                                                                           ========         =======

DILUTED EARNINGS PER SHARE
    Income before accounting change                                        $    .03         $   .07
    Cumulative effect of change in accounting principle, net of tax            (.05)            -0-
                                                                           --------         -------
    Net income (loss)                                                      $   (.02)        $   .07
                                                                           ========         =======

WEIGHTED AVERAGE SHARES:
    Basic                                                                     5,399           5,377
                                                                           ========         =======

    Diluted                                                                   5,399           5,388
                                                                           ========         =======


The accompanying notes are an integral part of these interim consolidated financial statements.

                                  ADVOCAT INC.

             INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                          (IN THOUSANDS AND UNAUDITED)



                                                                         THREE MONTHS ENDED MARCH 31,
                                                                         ----------------------------
                                                                             1999             1998
                                                                           --------         -------
NET INCOME (LOSS)                                                          $   (118)        $   355
                                                                           --------         -------

OTHER COMPREHENSIVE INCOME:
    Foreign currency translation adjustments                                     74              37
    Income tax expense                                                          (27)            (13)
                                                                           --------         -------
                                                                                 47              24
                                                                           --------         -------

COMPREHENSIVE INCOME (LOSS)                                                $    (71)        $   379
                                                                           ========         =======











The accompanying notes are an integral part of these interim consolidated financial statements.

                                  ADVOCAT INC.

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)


                                                                         THREE MONTHS ENDED MARCH 31,
                                                                         ----------------------------
                                                                             1999             1998
                                                                           --------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income  (loss)                                                  $  (118)            $   355
    Items not involving cash:
         Depreciation and amortization                                    1,067                 962
         Provision for doubtful accounts                                    242                 446
         Equity (earnings) loss in joint ventures                            56                 (21)
         Amortization of deferred credits                                   (55)               (170)
         Deferred income taxes                                             (268)               (195)
         Write off pursuant to change in accounting principle               433                 -0-
    Changes in other assets and liabilities:
         Receivables, net                                                 2,256                 264
         Inventories                                                       (127)                (13)
         Prepaid expenses and other assets                                  438                (301)
         Trade accounts payable and accrued expenses                        346               1,582
         Other                                                              (28)                 (4)
                                                                        -------             -------
              Net cash provided from operating activities                 4,242               2,905
                                                                        -------             -------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment, net                             (1,446)             (1,098)
    Investment in TDLP                                                     (157)               (625)
    Mortgages receivable, net                                              (146)               (305)
    Deposits, pre-opening costs and other                                  (361)               (350)
    Investment in joint ventures, net                                        10                (764)
    TDLP partnership distributions                                           72                  75
                                                                        -------             -------
         Net cash used in investing activities                           (2,028)             (3,067)
                                                                                            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from (repayment of) bank line of credit                 (3,490)              1,830
    Proceeds from issuance of debt obligations                              533                 -0-
    Repayment of debt obligations                                          (187)               (211)
    Advances to TDLP, net                                                   (50)               (746)
    Financing costs                                                         (85)                 (9)
                                                                        -------             -------
         Net cash provided from financing activities                     (3,279)                864
                                                                        -------             -------


                                   (Continued)

                                  ADVOCAT INC.

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)
                                   (CONTINUED)



                                                                         THREE MONTHS ENDED MARCH 31,
                                                                         ----------------------------
                                                                             1999             1998
                                                                           --------         -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           $ (1,065)        $   702

CASH AND CASH EQUIVALENTS, beginning of period                                2,347           2,673
                                                                           --------         -------

CASH AND CASH EQUIVALENTS, end of period                                   $  1,282         $ 3,365
                                                                           ========         =======

SUPPLEMENTAL INFORMATION:
      Cash payments of interest                                            $  1,598         $ 1,365
                                                                           ========         =======

      Cash payments (refunds) of income taxes, net                         $   (443)        $   278
                                                                           ========         =======



Advocat received net benefit plan deposits and earnings and recorded net benefit plan liabilities of $52,000 and $37,000 in the three month periods ended March 31, 1999 and 1998, respectively.








The accompanying notes are an integral part of these interim consolidated financial statements.

                                  ADVOCAT INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 1999 AND 1998


1.       BUSINESS

Advocat Inc. (together with its subsidiaries, "Advocat" or the "Company") is a leading provider of long-term care services to the elderly. The Company operates nursing homes and assisted living facilities in 11 Southeastern states and two Canadian provinces.

As of March 31, 1999, the Company operates 119 facilities consisting of 66 nursing homes with 7,458 licensed beds and 53 assisted living facilities with 4,793 units. The Company owns seven nursing homes, leases 37 others, and manages 22 nursing homes. The Company owns 17 assisted living facilities, leases 24 others, and manages 12 assisted living facilities. The Company holds a minority equity interest in six of these managed assisted living facilities. The Company operates 52 nursing homes and 33 assisted living facilities in the United States and 14 nursing homes and 20 assisted living facilities in Canada. The Company's facilities provide a range of health care services to their patients and residents. In addition to the nursing and social services usually provided in the long-term care facilities, the Company offers a variety of comprehensive rehabilitative, nutritional, respiratory and other specialized ancillary services. The Company operates facilities in Alabama, Arkansas, Florida, Georgia, Kentucky, North Carolina, Ohio, South Carolina, Tennessee, Texas, West Virginia and the Canadian provinces of Ontario and British Columbia.

2.       BASIS OF FINANCIAL STATEMENTS

The interim financial statements for the three month periods ended March 31, 1999 and 1998, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim combined financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position at March 31, 1999 and the results of operations and the cash flows for the three month periods ended March 31, 1999 and 1998.

The results of operations for the three month periods ended March 31, 1999 and 1998 are not necessarily indicative of the operating results for the entire respective years. These interim financial statements should be read in connection with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

3.       CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 1999, the Company adopted Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5, issued by the Accounting Standards Executive Committee, requires that the cost of start-up activities be expensed as these costs are incurred. Start-up activities include one-time activities and organization costs. Upon adoption, the Company incurred a pre-tax charge to income of $433,000 ($277,000 net of tax), representing the write off of all previously deferred balances. This write off has been reported as the cumulative effect of a change in accounting principle in the accompanying interim consolidated statement of operations.

4.       EARNINGS PER SHARE

Information with respect to the calculation of basic and diluted earnings per share data follows:

                                                       THREE MONTHS ENDED MARCH 31,
                                                          1999              1998
                                                      ----------         ----------
NUMERATOR:
     Income before cumulative effect of change
         in accounting principle                      $  159,000         $  355,000
     Cumulative effect of change in accounting
         principle, net of tax                          (277,000)               -0-
                                                      ----------         ----------
     Net income (loss)                                $ (118,000)         $  355,000
                                                      ==========         ==========

DENOMINATOR:
     Basic average shares outstanding                  5,399,000          5,377,000
     Employee stock purchase plan                            -0-             10,000
     Options                                                 -0-              1,000
                                                      ----------         ----------
     Diluted average shares outstanding                5,399,000          5,388,000
                                                      ==========         ==========

BASIC EARNINGS PER SHARE:
     Income before accounting change                  $      .03         $      .07
     Cumulative effect of change in accounting
         principle, net of tax                              (.05)               -0-
                                                      ----------         ----------
     Net income (loss)                                $     (.02)        $      .07
                                                      ==========         ==========

DILUTED EARNINGS PER SHARE:
     Income before accounting change                  $      .03         $      .07
     Cumulative effect of change in accounting
         principle, net of tax                              (.05)               -0-
                                                      ----------         ----------
     Net income (loss)                                $     (.02)        $      .07
                                                      ==========         ==========

5.   OTHER COMPREHENSIVE INCOME

     The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

     Information with respect to the accumulated other comprehensive income balance is presented below:

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                               1999               1998
                                                                            ----------         ----------
     Foreign currency items:
              Beginning balance                                             $ (412,000)        $ (196,000)
              Current-period change, net of income tax                          47,000             24,000
                                                                            ----------         ----------
              Ending balance                                                $ (365,000)        $ (172,000)
                                                                            ==========         ==========

     Positive amounts represent unrealized gains and negative amounts represent unrealized losses.

6.   OPERATING SEGMENT INFORMATION

     On January 1, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information." The Company has three reportable segments: U.S. nursing homes, U.S. assisted living facilities, and Canadian operations, which consists of both nursing home and assisted living services. Management evaluates each of these segments independently due to the geographic, reimbursement, marketing, and regulatory differences between the segments. Management evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses and foreign exchange gains and losses. The following information is derived from the Company's segments' internal financial statements and includes information related to the Company's unallocated corporate revenues and expenses:

                                          THREE MONTHS ENDED MARCH 31,
                                          ---------------------------
             (IN THOUSANDS)                  1999             1998
                                           --------         --------
Net revenues:
    U.S. nursing homes                     $ 36,516         $ 41,447
    U.S. assisted living facilities           6,622            6,306
    Canadian operations                       3,627            3,738
    Corporate                                   183              241
    Eliminations                               (236)            (239)
                                           --------         --------
         Total                             $ 46,712         $ 51,493
                                           ========         ========

Depreciation and amortization:
    U.S. nursing homes                     $    597         $    541
    U.S. assisted living facilities             361              306
    Canadian operations                          85               87
    Corporate                                    24               28
    Eliminations                                -0-              -0-
                                           --------         --------
         Total                             $  1,067         $    962
                                           ========         ========

Operating income (loss):
    U.S. nursing homes                     $   (100)        $    324
    U.S. assisted living facilities             243              100
    Canadian operations                         396              473
    Corporate                                  (290)            (343)
    Eliminations                                -0-              -0-
                                           --------         --------
         Total                             $    249         $    554
                                           ========         ========
                                                   MARCH 31,
                                          ---------------------------
             (IN THOUSANDS)                  1999             1998
                                           --------         --------
Long-lived assets:
    U.S. nursing homes                     $ 56,013         $ 55,024
    U.S. assisted living facilities          33,753           34,313
    Canadian operations                      11,540            9,701
    Corporate                                22,074           22,027
    Eliminations                            (35,024)         (36,787)
                                           --------         --------
         Total                             $ 88,356         $ 84,278
                                           ========         ========

Total assets:
    U.S. nursing homes                     $ 83,593         $ 85,327
    U.S. assisted living facilities          36,794           36,233
    Canadian operations                      14,671           15,255
    Corporate                                24,602           23,707
    Eliminations                            (41,052)         (42,765)
                                           --------         --------
         Total                             $118,608         $117,757
                                           ========         ========

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

As of March 31, 1999, Advocat's portfolio includes 119 facilities composed of 66 nursing homes containing 7,458 licensed beds and 53 assisted living facilities containing 4,793 units. In comparison, at March 31, 1998, the Company operated 115 facilities composed of 64 nursing homes containing 7,221 licensed beds and 51 assisted living facilities containing 4,880 units. As of March 31, 1999, the Company owns seven nursing homes, leases 37 others, and manages the remaining 22 nursing homes. Additionally, the Company owns 17 assisted living facilities, leases 24 others, and manages the remaining 12 assisted living facilities. The Company holds a minority equity interest in six of these managed assisted living facilities. In the United States, the Company operates 52 nursing homes and 33 assisted living facilities, and in Canada, the Company operates 14 nursing homes and 20 assisted living facilities.

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

RESULTS OF OPERATIONS

The following tables present the unaudited interim statements of operations and related data for the three months ended March 31, 1999 and 1998.

         (IN THOUSANDS)                   THREE MONTHS ENDED MARCH 31,
                                          ----------------------------
                                              1999           1998         CHANGE             %
                                             -------        -------       -------         ------
  REVENUES:
         Patient revenues                    $36,854        $41,839       $(4,985)         (11.9)
         Resident revenues                     8,905          8,705           200            2.3
         Management fees                         919            906            13            1.5
         Interest                                 34             43            (9)         (21.1)
                                             -------        -------       -------
                  Net revenues                46,712         51,493        (4,781)          (9.3)
                                             -------        -------       -------
 EXPENSES:
         Operating                            36,499         41,252        (4,753)         (11.5)
         Lease                                 4,855          4,754           101            2.1
         General and administrative            2,735          2,726             9            0.3
         Interest                              1,307          1,245            62            5.0
         Depreciation and amortization         1,067            962           105           10.9
                                             -------        -------       -------
                  Total expenses              46,463         50,939        (4,476)          (8.8)
                                             -------        -------       -------

  INCOME BEFORE INCOME TAXES                     249            554          (305)         (55.0)
  PROVISION FOR INCOME TAXES                      90            199          (109)         (55.0)
                                             -------        -------       -------
  INCOME BEFORE CUMULATIVE
     EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE                        159            355          (196)         (55.0)
  CUMULATIVE EFFECT OF CHANGE
     IN ACCOUNTING PRINCIPLE,
     NET OF TAX                                 (277)           -0-          (277)           N/A
                                             -------        -------       -------
  NET INCOME (LOSS)                          $  (118)       $   355       $  (473)        (133.3)
                                             =======        =======       =======

 PERCENTAGE OF NET REVENUES               THREE MONTHS ENDED MARCH 31,
                                          ----------------------------
                                              1999           1998
                                             -------        -------
REVENUES:
       Patient revenues                        78.9%           81.2%
       Resident revenues                       19.0            16.9
       Management fees                          2.0             1.8
       Interest                                 0.1             0.1
                                              -----           -----
                Net revenues                  100.0%          100.0%
                                              -----           -----
OPERATING EXPENSES:
       Operating                               78.1            80.1
       Lease                                   10.4             9.2
       General and administrative               5.9             5.3
       Interest                                 2.8             2.4
       Depreciation and amortization            2.3             1.9
                                              -----           -----
                Total expenses                 99.5            98.9
                                              -----           -----

INCOME BEFORE INCOME TAXES                      0.5             1.1
PROVISION FOR INCOME TAXES                      0.2             0.4
                                              -----           -----
INCOME BEFORE CUMULATIVE
       EFFECT OF CHANGE IN
       ACCOUNTING PRINCIPLE                     0.3             0.7
CUMULATIVE EFFECT OF CHANGE
       IN ACCOUNTING PRINCIPLE,
       NET OF TAX                              (0.6)            -0-
                                              -----           -----
NET INCOME (LOSS)                             $(0.3)%         $ 0.7%
                                              =====           =====

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1998

Medicare Reimbursement Changes. In 1999, the Company has continued to experience the impact of Medicare cost limitations imposed by the Health Care Finance Administration upon all providers of nursing home Medicare services. Beginning in July 1998, a portion of the Company's facilities began the three-year transition from the cost reimbursement system to the prospective payment system ("PPS"). In general, PPS provides a standard payment for Medicare Part A services to all providers regardless of their costs. PPS creates an incentive for providers to reduce their costs, and management has responded accordingly. The phase-in of PPS begins for all providers at some point during the twelve-month period ending June 30, 1999. Management estimates that the ultimate impact of PPS on its revenues will be a reduction of $12.0 to $13.0 million per year. Since PPS is still an evolving process, the ultimate impact cannot be known with certainty. However, Management presently believes that it can reduce its costs in response to PPS, as it is currently structured, such that there will be little or no impact on net income. Management has also de-emphasized the provision of Medicare services at certain locations.

Beginning in January 1998, the allowable costs for cost reimbursement components of Medicare Part B services became subject to a limitation factor of 90% of actual cost. For the Company, such revenues are primarily derived from reimbursement of subcontracted therapy costs. In 1999, cost reimbursement of Part B services has been replaced by a system of fee screens that effectively limit the maximum fees that may be charged for therapy services. The Company is certain that this will further negatively impact operations although the ultimate effect cannot yet be reasonably estimated.

Revenues. Net revenues decreased to $46.7 million in 1999 from $51.5 million in 1998, a decrease of $4.8 million, or 9.3%. Resident revenues increased to $8.9 million in 1999 from $8.7 million in 1998, an increase of $200,000, or 2.3%. Patient revenues decreased to $36.8 million in 1999 from $41.8 million in 1998, a decrease of $5.0 million, or 11.9%. This decrease in patient revenues is due primarily to the Medicare reimbursement changes and a decline in Medicare census. In addition, recent increases in reimbursement rates received by the Company have been disappointing and below expectations in certain states in which the Company operates. The Company anticipates it is likely that federal and state governments will continue to seek ways to retard the rate of growth in Medicare and Medicaid program rates. There was a 2.4% decline in patient and resident days, approximately 15,000 days, which was primarily due to a 35.1% decline in Medicare days, approximately 12,000 days. This decline in Medicare days accounts for approximately $3.9 million of the overall revenue reduction. As a percent of patient and resident revenues, Medicare decreased to 15.8% in 1999 from 25.8% in 1998 while Medicaid and similar programs increased to 65.4% in 1999 from 55.4% in 1998.

Ancillary service revenues, prior to contractual allowances, decreased to $7.7 million in 1999 from $16.7 million in 1998, a decrease of $9.0 million or 53.9%. The decrease is primarily attributable to reductions in revenue availability under Medicare and is consistent with the Company's expectation. Cost limits are continuing to be placed on ancillary services as part of the transition to PPS; additionally, other cost limitation provisions could occur. Therefore, the Company anticipates that ancillary service revenues will remain flat or continue trending down during 1999. The ultimate effect on the Company's operations cannot be predicted at this time because the extent and composition of the cost limitations are subject to change.

Operating Expense. Operating expense decreased to $36.5 million in 1999 from $41.3 million in 1998, a decrease of $4.8 million, or 11.5%. The decrease is primarily attributable to cost reductions implemented in response to the Medicare reimbursement changes (that is, reduced provision of therapy services and in the contracted costs to provide them). As a percent of patient and resident revenues, operating expense decreased to 79.8% in 1999 from 81.6% in 1998. The largest component of operating expense is wages, which increased to $18.6 million in 1999 from $18.5 million in 1998, an increase of $115,000, or 0.6%. The Company's wage increases are generally in line with inflation. The Company has been able to cut staffing at certain facilities that have experienced occupancy declines. The Company recognized higher general insurance expense in 1999 due to fully reserving the self-insurance portion of its general liability insurance program with respect to its U.S. nursing homes operation. The Company has a lower reserve for bad debts than in the prior year.

Lease Expense. Lease expense increased to $4.9 million in 1999 from $4.8 million in 1998, an increase of $101,000, or 2.1%. Adjustments in the Company's lease agreements are generally tied to inflation.

General and Administrative Expense. General and administrative expense remained flat at $2.7 million in both 1999 and 1998. As a percent of total net revenues, general and administrative expense increased to 5.9% in 1999 compared with 5.3% in 1998. The percentage increase is attributable to the lower revenue base.

Interest Expense. Interest expense increased to $1.3 million in 1999 from $1.2 million in 1998, an increase of $62,000, or 5.0%.

Depreciation and Amortization. Depreciation and amortization expenses increased to $1.0 million in 1999 from $1.0 million in 1998, an increase of $105,000, or 10.9%.

Change in Accounting Principle. Effective January 1, 1999, the Company adopted Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5, issued by the Accounting Standards Executive Committee, requires that the cost of start-up activities be expensed as these costs are incurred. Start-up activities include one-time activities and organization costs. Upon adoption, the Company incurred a pre-tax charge to income of $433,000 ($277,000 net of tax), representing the write off of all previously deferred balances. This write off has been reported as the cumulative effect of a change in accounting principle in accordance with the provisions of SOP 98-5.

Income Before Income Taxes; Net Income (Loss); Earnings (Loss) Per Share. As a result of the above, income before income taxes and the cumulative effect of the change in accounting principle was $249,000 in 1999 as compared with $554,000 in 1998, a decrease of $305,000, or (55.0)%. The effective combined federal, state and provincial income tax rate was 36.0% in both 1999 and 1998. The net loss after the cumulative effect of the change in accounting principle was $(118,000) in 1999 as compared with net income of $355,000 in 1998, a decrease of $473,000, and basic and diluted earnings per share were each a loss of $(.02) in 1999 as compared with a gain of $.07 per share in 1998.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999 and December 31, 1998, the Company had negative working capital of $(16.4) million and $(16.2) million, respectively, and the current ratio was 0.6 and 0.7, respectively. The negative working capital results primarily from the Company's current maturities of long-term debt.

Net cash provided by operating activities totaled $4.2 million and $2.9 million in the three month periods ended March 31, 1999 and 1998, respectively. These amounts primarily represent the cash flows from net income plus changes in non-cash components of operations and by working capital changes.

Net cash used by investing activities totaled $2.0 million and $3.1 million the three months periods ended March 31, 1999 and 1998, respectively. These amounts primarily represent purchases of property plant and equipment, investments in advances to joint ventures and additional investment in TDLP, a limited partnership for which the Company serves as the general partner. The Company has used between $2.4 million and $5.2 million for capital expenditures in each of the last three calendar years ending December 31, 1998. Substantially all such expenditures were for facility improvements and equipment, which were financed principally through working capital. For the year ended December 31, 1999, the Company anticipates that capital expenditures for improvements and equipment for its existing facility operations will be approximately $5.4 million, including $2.8 million for non-routine projects.

Net cash provided (used) by financing activities totaled $(3.3) million and $864,000 the three month periods ended March 31, 1999 and 1998, respectively. The net cash provided from financing activities primarily represents net proceeds from issuance and repayment of debt and advances to or repayments from related parties.

At March 31, 1999, the Company had total debt outstanding of $60.0 million, of which $12.5 million was principally mortgage debt bearing interest at floating rates ranging from 6.3% to 10.0%. The Company also had outstanding a promissory note (the "Bridge Loan") in the amount of $34.1 million, which was used to fund a 1997 acquisition. The Company's remaining debt of $15.7 million was drawn under the Company's lines of credit. Most of the Company's debt is at floating interest rates, generally at a spread above the London Interbank Offered Rate ("LIBOR").

The $34.1 million Bridge Loan is contractually due in July 1999. The Company has a loan commitment of up to $25.25 million of three-year financing that management plans to close in late May 1999 to refinance a portion of the $34.1 million maturity on a non-current basis; therefore, the $25.25 million (less current portion of $167,000) has been classified as non-current in the accompanying consolidated financial statements. The loan commitment of $25.25 million is for up to 80% of the value of the pledged assets, which fully utilizes the entire commitment. In addition, the loan commitment and subsequent loan is subject to certain financial covenants, which management believes can be achieved. Management is negotiating with the lender of its working capital line of credit to refinance the remaining $8.85 million balance under the Bridge Loan in the refinancing of its working capital line of credit discussed below.

The Company has a working capital line of credit and an acquisition line of credit. The working capital line of credit provides for working capital loans and letters of credit aggregating up to the lesser of $10.0 million or the borrowing base, as defined. The Company's obligations under the working capital line are secured by certain accounts receivable and substantially all other Company assets. Advances under the working capital line bear interest payable monthly at the Company's option of either LIBOR plus 2.50% or the bank's Index rate. The working capital line terminates and all outstanding borrowings are due in December 1999. As of both March 31, 1999, the Company had drawn $4.35 million, had $5.65 million of letters of credit outstanding, and had no remaining borrowing capability under the working capital line of credit. As of May 12, 1999, the Company had drawn $2.9 million, had $5.65 million of letters of credit outstanding, and had $1.4 million remaining borrowing capability under the working capital line of credit. The Company has received an increase from its lenders in the working capital line of credit availability of $4.0 million (the "Overline"). The Overline is subject to the same terms and conditions as the $10.0 million working capital line of credit, but it carries a stated interest rate of 14.0%. The Overline terminates and all outstanding borrowings are due July 1, 1999. As of March 31, 1999, the balance drawn under the Overline totaled $273,000. As of May 12, 1999, the Company had drawn $4.0 million under the Overline. Management is currently negotiating with this lender to refinance the working capital line of credit, the Overline, and the expected remaining balance of the Bridge Loan, $8.85 million, on a long-term basis with the remainder to be repaid with cash generated from the sale of certain assets, from the refinancing of certain mortgaged properties, which management believes may be further leveraged, and from cash generated from operations.

The acquisition line of credit of $40.0 million, less outstanding borrowings, is available to fund approved acquisitions through October 1999. The Company's obligations under the acquisition line are secured by the assets acquired with the draws under the acquisition line. Advances under the acquisition line bear interest, payable monthly, at LIBOR plus a defined spread with respect to each facility based upon its loan-to-value ratio and debt service coverage. Individual advances made under the acquisition line are due three years from the date of initial funding. As of both March 31, 1999, and May 12, 1999, the Company has drawn $11.1 million under the acquisition line, which amount was secured by four nursing homes, and had $28.9 million available for future acquisitions.

The Company's loan agreements contain various financial covenants, the most restrictive of which relate to net worth, cash flow, debt to equity ratio requirements, and limits on the payment of dividends to shareholders. As of March 31, 1999, the Company was in compliance with the covenants or was negotiating with its lenders for a waiver in the event of non-compliance.

At December 31, 1999, $51.8 million of the Company's total debt of $60.0 million was current, meaning that it must be repaid or refinanced during 1999. Because the Company has a commitment for $25.2 million, which it expects to draw upon prior to May 31, 1999, that will refinance a portion of the debt that is currently due, only $26.7 million is classified as current in the Company's balance sheet at March 31, 1999. These current maturities are as follows: $11.1 million under the GMAC acquisition line, secured by four nursing homes, due in December 1999; $1.2 million mortgage payable to a Canadian bank, secured by one nursing home, due in December 1999; $4.3 million under the working capital line of credit, due in December 1999 and $273,000 under the Overline, due in April 1999; $9.0 million of the original $34.1 million Bridge Loan due in July 1999; and miscellaneous current maturities of $796,000. The Company expects to refinance the $11.1 million GMAC debt and the $1.2 million Canadian mortgage with long-term fixed-rate debt with the existing mortgage holders during the fall of 1999. The Company plans to utilize a $25.2 million commitment from GMAC for long-term financing to significantly pay down the Bridge Loan prior to May 31, 1999, leaving a balance of $8.9 million still due to the lending banks. The Company is currently negotiating with the existing lenders to restructure a portion of this $8.9 million as longer-term debt and expects to repay a portion of the debt during 1999 through various means such as the sale of certain assets, refinancing mortgage debt, and through cash generated from operations. The Company is also currently negotiating with the existing lender to extend the maturities of the working capital line and the working capital overline. The Company expects to repay the miscellaneous current maturities of $796,000 with cash generated from operations. The Company believes that it will be successful in restructuring its debt as described in 1999.

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

RECEIVABLES

The Company's operations could be adversely affected if it experiences significant delays in reimbursement of its labor and other costs from Medicare, Medicaid and other third-party revenue sources. The Company's future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company's liquidity. Continued efforts by governmental and third-party payors to contain or reduce the acceleration of costs by monitoring reimbursement rates, by increasing medical review of bills for services, or by negotiating reduced contract rates, as well as any delay by the Company in the processing of its invoices, could adversely affect the Company's liquidity and results of operations.

Gross accounts receivable attributable to the provision of patient and resident services at March 31, 1999 and December 31, 1998, totaled $25.8 million and $28.3 million, respectively, representing approximately 51 and 53 days in accounts receivable, respectively. Accounts receivable from the provision of management services was $509,000 and $387,000 respectively, at March 31, 1999 and December 31, 1998 representing approximately 50 and 39 days in accounts receivable, respectively.

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

HEALTH CARE INDUSTRY

The health care industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government health care program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud abuse. Recently, government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of fraud and abuse statutes and regulations. Violations of these laws and regulations could result in expulsion from government health care programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Management believes that the Company is in compliance with fraud and abuse laws and regulations as well as other applicable government laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time.

During 1997, the Federal government enacted the Balanced Budget Act of 1997 ("BBA"), which contains numerous Medicare and Medicaid cost-saving measures. The BBA requires that nursing homes transition to a prospective payment system ("PPS") under the Medicare program during a three-year "transition period," commencing with the first cost reporting period beginning on or after July 1, 1998. Through March 31, 1999, all but nine of the Company's facilities had begun the PPS transition. The BBA also contains certain measures that have and could lead to further future reductions in Medicare therapy cost reimbursement and Medicaid payment rates. As facts are now known, management believes there will be little or no impact on net operations from PPS, although both revenues and expenses are expected to be reduced from the levels prior to PPS. With respect to Medicare therapy allowable cost and fee reductions, the Company estimates that net operations was negatively impacted in 1998 and will be further negatively impacted in 1999, but the ultimate negative impact on the Company's operations cannot be reasonably estimated. Given the recent enactment of the BBA, the Company is unable to predict the ultimate impact of the BBA on its future operations. However, any reductions in government spending for long-term health care could have an adverse effect on the operating results and cash flows of the Company. The

Company will attempt to maximize the revenues available to it from governmental sources within the changes that will occur under the BBA. In addition, the Company will attempt to increase revenues from nongovernmental sources, including expansion of its assisted living and Canadian operations.

FOREIGN CURRENCY TRANSLATION

The Company has obtained its financing primarily in U.S. dollars; however, it incurs revenues and expenses in Canadian dollars with respect to Canadian management activities and operations of the Company's six Canadian retirement facilities (one of which is owned) and two owned Canadian nursing homes. Although not material to the Company as a whole, if the currency exchange rate fluctuates, the Company may experience currency translation gains and losses with respect to the operations of these activities and the capital resources dedicated to their support. While such currency exchange rate fluctuations have not been material to the Company in the past, there can be no assurance that the Company will not be adversely affected by shifts in the currency exchange rates in the future.

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

IMPACT OF THE YEAR 2000

The Company has established a Year 2000 ("Y2K") compliance committee. The committee is charged with identifying potential problems faced by the Company as a result of Y2K and develop remedial or contingency plans in anticipation of them. Working closely with the Company's insurance carrier, the Committee has developed a formal, documented plan to address potential Y2K problems, which is being implemented at this time. The plan requires assessment and preparatory activity that is being addressed at the Company's facilities.

Management has completed the management information systems conversion with respect to its United States nursing home operations. Included in the process of selecting hardware and software, assurances were received from the various vendors that their products are or will be Y2K compliant. The Company continues to evaluate other information technology areas that may be affected including existing hardware systems. To date, no issues of a material nature have been identified, and the costs of ensuring compliance are not expected to have a material impact on the Company's results of operations.

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

Management has reported to the Board of Directors on the Company's ability to deal with Y2K issues. Management is mandated by the Board of Directors to continue its evaluations of Y2K preparedness and to make periodic reports of its assessments and plans. Contingency plans for the Company's Y2K related issues continue to be developed, including identification of alternate suppliers and vendors, alternate technologies, and manual systems. Management believes that it is well-positioned to experience Y2K successfully. Management does not expect the cost of its Y2K preparedness programs to be material. The Company is fortunate in that the service it provides is generally custodial in nature and lacking in a heavy dependance on highly technical biomedical equipment. However, the worst case result of assumed non-compliance in any of several critical areas would likely have a catastrophic impact on the Company's ability to deliver its services to patients and residents in a safe manner and, consequently, on the Company's results of operations. Should catastrophic events occur that are out of the Company's control such as those described above, the magnitude of that problem will affect not only the Company, but society as a whole.

The foregoing Y2K disclosure is intended to be a "Year 2000 statement" as the term is defined in the Year 2000 Information and Readiness Disclosure Act of 1998 (the "Year 2000 Act"), and, to the extent such disclosure relates to Y2K processing of the Company or to products or services offered by the Company, it is also intended to be the "Year 2000 readiness disclosure," as that term is defined in the Year 2000 Act.

FORWARD-LOOKING STATEMENTS

The foregoing discussion and analysis provides information deemed by Management to be relevant to an assessment and understanding of the Company's consolidated results of operations and its financial condition. It should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain statements made by or on behalf of the Company, including those contained in this "Management's Discussion and Analysis of Financial

Condition and Results of Operations" and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties including, but not limited to, changes in governmental reimbursement or regulation, health care reforms, the increased cost of borrowing under the Company's credit agreements, covenant waivers from the Company's lenders, possible amendments to the Company's credit agreements, the impact of future licensing surveys, the ability to execute on the Company's acquisition program, both in obtaining suitable acquisitions and financing therefor, changing economic conditions as well as others. Actual results may differ materially from those set forth under the heading "Risk Factors" in the Company's Registration Statement on Form S-1, as amended (Registration No. 33-76150). Such cautionary statements identify important factors that could cause the Company's actual results to materially differ from those projected in forward-looking statements. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.




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



                                          ADVOCAT INC.

May 17, 1999
                           By:  /s/ Mary Margaret Hamlett
                                ------------------------------------------------
                                Mary Margaret Hamlett
                                Principal Financial Officer and Chief Accounting Officer and An Officer Duly Authorized to Sign on Behalf of the Registrant

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
