Form 10-Q
period 1999-06-30
ADVOCAT INC
filed 1999-08-16
CIK 919956

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
CHECK ONE:

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED:   JUNE 30, 1999
                                                   -------------
                                       OR
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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.    YES  [X]     NO  [  ]

                                    5,398,710
      ---------------------------------------------------------------------
     (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF AUGUST 13, 1999)

                          PART I. FINANCIAL INFORMATION


ITEM 1  -  FINANCIAL STATEMENTS

                                  ADVOCAT INC.
                       INTERIM CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                            JUNE 30,       DECEMBER 31,
                                                              1999            1998
                                                            ---------      ------------
                                                           (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents                               $     998       $   2,347
    Receivables, less allowance for doubtful
         accounts of $1,360 and $2,650,
         respectively                                          23,110          26,289
    Income taxes receivable                                         1             800
    Inventories                                                 1,234           1,102
    Prepaid expenses and other assets                           1,224           1,528
    Deferred income taxes                                       2,069           1,719
                                                            ---------       ---------
              Total current assets                             28,636          33,785
                                                            ---------       ---------


PROPERTY AND EQUIPMENT, at cost                                83,741          82,140
    Less accumulated depreciation
         and amortization                                     (16,253)        (15,548)
                                                            ---------       ---------
              Net property and equipment                       67,488          66,592
                                                            ---------       ---------


OTHER ASSETS:
    Deferred tax benefit                                        6,069           6,338
    Deferred financing and other costs, net                     1,131           1,150
    Assets held for sale or redevelopment                       3,465           3,465
    Investments in and receivables from joint ventures          7,943           7,194
    Other                                                       1,977           2,770
                                                            ---------       ---------
              Total other assets                               20,585          20,917
                                                            ---------       ---------

                                                            $ 116,709       $ 121,294
                                                            =========       =========




                                   (Continued)

                                  ADVOCAT INC.

                       INTERIM CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (CONTINUED)



                                                                  JUNE 30,    DECEMBER 31,
                                                                    1999          1998
                                                                  --------    -----------
                                                                 (UNAUDITED)
CURRENT LIABILITIES:
    Current portion of long-term debt                             $ 29,478      $ 30,126
    Trade accounts payable                                           6,344         9,327
    Accrued expenses:
         Payroll and employee benefits                               4,734         4,920
         Interest                                                      382           857
         Self-insurance reserves                                     2,259         2,375
         Other                                                       2,490         2,413
                                                                  --------      --------
              Total current liabilities                             45,687        50,018
                                                                  --------      --------

NONCURRENT LIABILITIES:
    Long-term debt, less current portion                            34,105        33,514
    Deferred gains with respect to leases, net                       3,170         3,293
    Self-insurance reserves, less current portion                    2,000         1,665
    Other                                                            4,016         5,243
                                                                  --------      --------
              Total noncurrent liabilities                          43,291        43,715
                                                                  --------      --------



COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, authorized 1,000,000 shares,
         $.10 par value, none issued and outstanding                   -0-           -0-
    Common stock, authorized 20,000,000 shares,
         $.01 par value, 5,399,000 issued and outstanding at
         June 30, 1999 and December 31, 1998, respectively              54            54
    Paid-in capital                                                 15,765        15,765
    Retained earnings                                               11,912        11,742
                                                                  --------      --------
              Total shareholders' equity                            27,731        27,561
                                                                  --------      --------

                                                                  $116,709      $121,294
                                                                  ========      ========


              The accompanying notes are an integral part of these
                      interim consolidated balance sheets.

                                  ADVOCAT INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, AND UNAUDITED)

                                                 THREE MONTHS ENDED JUNE 30,
                                                 ---------------------------
                                                     1999          1998
                                                    -------      --------
REVENUES:
    Patient revenues                                $35,022      $ 43,108
    Resident revenues                                 9,323         8,629
    Management fees                                     877           906
    Interest                                             38            55
                                                    -------      --------
         Net revenues                                45,260        52,698
                                                    -------      --------

EXPENSES:
    Operating                                        34,885        42,131
    Lease                                             4,956         4,809
    General and administrative                        2,876         2,730
    Interest                                          1,325         1,254
    Depreciation and amortization                     1,066           832
    Non-recurring charges                               -0-         1,468
                                                    -------      --------
         Total expenses                              45,108        53,224
                                                    -------      --------

INCOME (LOSS) BEFORE INCOME TAXES                       152          (526)
PROVISION (BENEFIT) FOR INCOME TAXES                     55          (189)
                                                    -------      --------

NET INCOME (LOSS)                                   $    97      $   (337)
                                                    =======      ========

BASIC EARNINGS PER SHARE:
    Net income (loss)                               $   .02      $   (.06)
                                                    =======      ========

DILUTED EARNINGS PER SHARE
    Net income (loss)                               $   .02      $   (.06)
                                                    =======      ========

WEIGHTED AVERAGE SHARES:
    Basic                                             5,399         5,377
                                                    =======      ========

    Diluted                                           5,484         5,377
                                                    =======      ========





              The accompanying notes are an integral part of these
                   interim consolidated financial statements.

                                  ADVOCAT INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, AND UNAUDITED)

                                                                        SIX MONTHS ENDED JUNE 30,
                                                                        -------------------------
                                                                           1999           1998
                                                                         --------       ---------
REVENUES:
    Patient revenues                                                     $ 71,876       $  84,946
    Resident revenues                                                      18,227          17,334
    Management fees                                                         1,796           1,812
    Interest                                                                   73              99
                                                                         --------       ---------
         Net revenues                                                      91,972         104,191
                                                                         --------       ---------

EXPENSES:
    Operating                                                              71,384          83,383
    Lease                                                                   9,811           9,563
    General and administrative                                              5,611           5,456
    Interest                                                                2,632           2,499
    Depreciation and amortization                                           2,133           1,794
    Non-recurring charges                                                     -0-           1,468
                                                                         --------       ---------
         Total expenses                                                    91,571         104,163
                                                                         --------       ---------

INCOME BEFORE INCOME TAXES                                                    401              28
PROVISION FOR INCOME TAXES                                                    145              10
                                                                         --------       ---------

INCOME BEFORE CUMULATIVE EFFECT
    OF CHANGE IN ACCOUNTING PRINCIPLE                                         256              18
CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE, NET OF TAX                                         (277)            -0-
                                                                         --------       ---------
NET INCOME (LOSS)                                                        $    (21)      $      18
                                                                         ========       =========

BASIC EARNINGS PER SHARE:
    Income before accounting change                                      $    .05       $     .00
    Cumulative effect of change in accounting principle, net of tax          (.05)           (.00)
                                                                         --------       ---------
    Net income (loss)                                                    $   (.00)      $    (.00)
                                                                         ========       =========

DILUTED EARNINGS PER SHARE
    Income before accounting change                                      $    .05       $     .00
    Cumulative effect of change in accounting principle, net of tax          (.05)      $    (.00)
                                                                         --------       ---------
    Net income (loss)                                                    $   (.00)      $    (.00)
                                                                         ========       =========

WEIGHTED AVERAGE SHARES:
    Basic                                                                   5,399           5,377
                                                                         ========       =========

    Diluted                                                                 5,399           5,391
                                                                         ========       =========


              The accompanying notes are an integral part of these
                   interim consolidated financial statements.

                                  ADVOCAT INC.

             INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                          (IN THOUSANDS AND UNAUDITED)


                                                   THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------   -------------------------
                                                       1999          1998          1999          1998
                                                       -----         -----         -----         -----
NET INCOME (LOSS)                                      $  97         $(337)        $ (21)        $  18

OTHER COMPREHENSIVE INCOME:
       Foreign currency translation adjustments          223          (162)          297          (125)
       Income tax expense                                (80)           58          (107)           45
                                                       -----         -----         -----         -----
                                                         143          (104)          190           (80)
                                                       -----         -----         -----         -----

COMPREHENSIVE INCOME (LOSS)                            $ 240         $(441)        $ 169         $ (62)
                                                       =====         =====         =====         =====










              The accompanying notes are an integral part of these
                   interim consolidated financial statements.

                                  ADVOCAT INC.

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)


                                                                     SIX MONTHS ENDED JUNE 30,
                                                                      1999              1998
                                                                     -------            ------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                $   (21)           $   18
    Items not involving cash:
         Depreciation and amortization                                 2,133             1,795
         Provision for doubtful accounts                                 510               786
         Equity (earnings) loss in joint ventures                         28               (42)
         Amortization of deferred credits                               (248)             (278)
         Deferred income taxes                                          (188)             (360)
         Write off pursuant to change in accounting principle            433               -0-
         Non-recurring charge write-off                                  -0-             1,028
    Changes in other assets and liabilities:
         Receivables, net                                              3,171            (2,332)
         Inventories                                                    (132)               34
         Prepaid expenses and other assets                               274              (478)
         Trade accounts payable and accrued expenses                  (3,081)            2,446
         Other                                                           (77)               47
                                                                     -------            ------
              Net cash provided from operating activities              2,802             2,664
                                                                     -------            ------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment, net                          (2,573)           (2,737)
    Investment in TDLP                                                  (160)             (632)
    Mortgages receivable, net                                            152              (305)
    Deposits, pre-opening costs and other                               (360)             (435)
    Investment in and advances to joint ventures, net                   (449)           (1,345)
    TDLP partnership distributions                                       151               152
                                                                     -------            ------
         Net cash used in investing activities                        (3,239)           (5,302)
                                                                     -------            ------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of debt obligations                        26,183               -0-
    Repayment of debt obligations                                    (24,972)             (411)
    Net proceeds from (repayment of) bank line of credit              (1,497)            2,908
    Advances to TDLP, net                                               (138)             (815)
    Financing costs                                                     (488)              (68)
                                                                     -------            ------
         Net cash provided from financing activities                    (912)           $1,614
                                                                     -------            ------


                                   (Continued)

                                  ADVOCAT INC.

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)
                                   (CONTINUED)



                                                         SIX MONTHS ENDED JUNE 30,
                                                         -------------------------
                                                           1999            1998
                                                          -------         -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          $(1,349)        $(1,024)

CASH AND CASH EQUIVALENTS, beginning of period              2,347           2,673
                                                          -------         -------

CASH AND CASH EQUIVALENTS, end of period                  $   998         $ 1,649
                                                          =======         =======

SUPPLEMENTAL INFORMATION:
      Cash payments of interest                           $ 3,106         $ 2,362
                                                          =======         =======

      Cash payments (refunds) of income taxes, net        $  (623)        $   637
                                                          =======         =======


During the second quarter of 1999, the Company's executive benefit plan was terminated. In connection therewith, Advocat distributed net benefit plan deposits and relieved net benefit plan liabilities of $1,163,000 in the six months ended June 30, 1999. Advocat received net benefit plan deposits and earnings and recorded net benefit plan liabilities of $286,000 in the six month period ended June 30, 1998.








              The accompanying notes are an integral part of these
                   interim consolidated financial statements.

                                  ADVOCAT INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1999 AND 1998


1.       BUSINESS

Advocat Inc. (together with its subsidiaries, "Advocat" or the "Company") is a leading provider of long-term care services to the elderly. The Company operates nursing homes and assisted living facilities in 12 Southeastern states and three Canadian provinces.

As of June 30, 1999, the Company operates 122 facilities consisting of 65 nursing homes with 7,307 licensed beds and 57 assisted living facilities with 5,295 units. The Company owns seven nursing homes, leases 36 others, and manages 22 nursing homes. The Company owns 17 assisted living facilities, leases 27 others, and manages 13 assisted living facilities. The Company holds a minority equity interest in six of these managed assisted living facilities. The Company operates 51 nursing homes and 36 assisted living facilities in the United States and 14 nursing homes and 21 assisted living facilities in Canada. The Company's facilities provide a range of health care services to their patients and residents. In addition to the nursing and social services usually provided in the long-term care facilities, the Company offers a variety of comprehensive rehabilitative, nutritional, respiratory and other specialized ancillary services. The Company operates facilities in Alabama, Arkansas, Florida, Georgia, Kentucky, North Carolina, Ohio, South Carolina, Tennessee, Texas, Virginia, West Virginia and the Canadian provinces of Ontario, British Columbia, and Alberta.

2.       BASIS OF FINANCIAL STATEMENTS

The interim financial statements for the three and six month periods ended June 30, 1999 and 1998, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim combined financial statements reflect all adjustments (consisting of only normally recurring accruals) necessary to present fairly the financial position at June 30, 1999 and the results of operations for the three and six month periods ended June 30, 1999, and the cash flows for the six month periods ended June 30, 1999 and 1998.

The results of operations for the three and six month periods ended June 30, 1999 and 1998 are not necessarily indicative of the operating results for the entire respective years. These interim financial statements should be read in connection with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

3.       CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 1999, the Company adopted Statement of Position ("SOP") 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5, issued by the Accounting Standards Executive Committee, requires that the cost of start-up activities be expensed as these costs are incurred. Start-up activities include one-time activities and organization costs. Upon adoption, the Company incurred a pre-tax charge to income of $433,000 ($277,000 net of tax), representing the write off of all previously deferred balances. This write off has been reported as the cumulative effect of a change in accounting principle in the accompanying interim consolidated statements of operations.

4.       EARNINGS PER SHARE

Information with respect to the calculation of basic and diluted earnings per share data follows:

                                                        THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                                    ----------------------------------         -----------------------------------
                                                         1999                 1998                 1999                  1998
                                                    -------------        -------------         -------------         -------------
NUMERATOR:
   Income (loss) before cumulative effect
       of change in accounting principle            $      97,000        $    (337,000)        $     256,000         $      18,000
   Cumulative effect of change in
     accounting principle, net of tax                         -0-                  -0-              (277,000)                  -0-
                                                    -------------        -------------         -------------         -------------
   Net income (loss)                                $      97,000        $    (337,000)        $     (21,000)        $      18,000
                                                    =============        =============         =============         =============

DENOMINATOR:
   Basic average shares outstanding                     5,399,000            5,377,000             5,399,000             5,377,000
   Employee stock purchase plan                            81,000                  N/A(1)                N/A(1)             13,000
   Options                                                  4,000                  N/A(1)                N/A(1)              1,000
                                                    -------------        -------------         -------------         -------------
   Diluted average shares outstanding                   5,484,000            5,377,000             5,399,000             5,391,000
                                                    =============        =============         =============         =============

BASIC EARNINGS (LOSS) PER SHARE:
   Income (loss) before accounting change           $         .02        $        (.06)        $         .05         $         .00
   Cumulative effect of change in
     accounting principle, net of tax                         .00                  .00                  (.05)                  .00
                                                    -------------        -------------         -------------         -------------
   Net income (loss)                                $         .02        $        (.06)        $        (.00)        $         .00
                                                    =============        =============         =============         =============

DILUTED EARNINGS (LOSS) PER SHARE:
   Income (loss) before accounting change           $         .02        $        (.06)        $         .05         $         .00
   Cumulative effect of change in accounting
     principle, net of tax                                    .00        $        (.00)                 (.05)                  .00
                                                    -------------        -------------         -------------         -------------
   Net income (loss)                                $         .02        $        (.06)        $        (.00)        $         .00
                                                    =============        =============         =============         =============



-----------------
(1) Not applicable since inclusion would be anti-dilutive.

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

Information with respect to the accumulated other comprehensive income balance is presented below:

                                                  THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                    1999              1998              1999               1998
                                                  ---------         ---------         ---------         ---------
Foreign currency items:
  Beginning balance                               $(365,000)        $(172,000)        $(412,000)        $(196,000)
  Current period change, net of income tax          143,000          (104,000)          190,000           (80,000)
                                                  ---------         ---------         ---------         ---------
  Ending balance                                  $(222,000)        $(276,000)        $(222,000)        $(276,000)
                                                  =========         =========         =========         =========

Positive amounts represent unrealized gains and negative amounts represent unrealized losses.


6.   NON-RECURRING CHARGES

During the quarter ended June 30, 1998, the Company recorded non-recurring charges in the amount of $1.5 million. Of this amount, $1.0 million was a restructuring charge related to the Company's management information system conversion with respect to its U.S. nursing homes. Pursuant to this conversion, the Company abandoned much of its existing software and dismantled much of its regional infrastructure in favor of a centralized accounting organization. This restructuring charge represented the costs associated with the closing of certain regional offices, severance packages for affected personnel, the write-off of capitalized software costs, and other costs related to the systems being replaced. In addition to the restructuring charge, the Company also recognized costs associated with the write-off of prospective financing arrangements or acquisitions, each of which had been abandoned during the quarter, and costs related to legal issues that were settled during the quarter.

7.   OPERATING SEGMENT INFORMATION

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

                                                 THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
           (IN THOUSANDS)                          1999             1998            1999              1998
                                                 --------         ---------        ------            -------
Net revenues:
     U.S. nursing homes                        $ 34,490        $ 42,690          $ 71,006           $ 84,137
     U.S. assisted living facilities              7,057           6,248            13,679             12,554
     Canadian operations                          3,710           3,759             7,337              7,497
     Corporate                                      237             239               420                479
     Eliminations                                  (235)           (238)             (470)              (476)
                                               --------        --------          --------           --------
       Total                                   $ 45,259        $ 52,698          $ 91,972           $104,191
                                               ========        ========          ========           ========

Depreciation and amortization:
     U.S. nursing homes                        $    595        $    405          $  1,192           $    946
     U.S. assisted living facilities                362             312               723                618
     Canadian operations                             90              89               175                177
     Corporate                                       19              27                43                 54
     Eliminations                                   -0-             -0-               -0-                -0-
                                               --------        --------          --------           --------
       Total                                   $  1,066        $    833          $  2,133           $  1,795
                                               ========        ========          ========           ========
Operating income (loss):
     U.S. nursing homes                        $     20        $    265          $    (80)          $    589
     U.S. assisted living facilities               (100)            154               143                254
     Canadian operations                            414             517               810                990
     Corporate                                     (182)         (1,462)             (472)            (1,805)
     Eliminations                                   -0-             -0-               -0-                -0-
                                               --------        --------          --------           --------
       Total                                   $    152        $  (5,26)         $    401           $     28
                                               ========        ========          ========           ========

                                                                                  JUNE 30,         DECEMBER 31
                                                                                    1999              1998
                                                                                   ------           --------
Long-lived assets:
     U.S. nursing homes                                                           $ 55,347           $ 56,396
     U.S. assisted living facilities                                                34,272             33,987
     Canadian operations                                                             9,988             10,536
     Corporate                                                                      22,574             21,725
     Eliminations                                                                  (36,858)           (35,135)
                                                                                  --------           --------
       Total                                                                      $ 85,323           $ 87,509
                                                                                  ========           ========

Total assets:
     U.S. nursing homes                                                           $ 87,870           $ 88,473
     U.S. assisted living facilities                                                36,740             36,926
     Canadian operations                                                            15,133             13,718
     Corporate                                                                      23,584             24,909
     Eliminations                                                                  (44,405)           (42,732)
                                                                                  --------           --------
       Total                                                                      $118,922           $121,294
                                                                                  ========           ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Advocat (together with its subsidiaries, "Advocat" or the "Company") provides long-term care services to nursing home patients and residents of assisted living facilities in 12 Southeastern states and three Canadian provinces. The Company completed its initial public offering in May 1994; however, its operational history can be traced to February 1980 through common senior management who were involved in different organizational structures.

The Company's facilities provide a range of health care services to their patients and residents. In addition to the nursing, personal care and social services usually provided in long-term care facilities, the Company, through arrangements with third parties, offers a variety of comprehensive rehabilitation services as well as medical supply and nutritional support services.

As of June 30, 1999, Advocat's portfolio includes 122 facilities composed of 65 nursing homes containing 7,307 licensed beds and 57 assisted living facilities containing 5,295 units. In comparison, at June 30, 1998, the Company operated 116 facilities composed of 64 nursing homes containing 7,221 licensed beds and 52 assisted living facilities containing 4,980 units. As of June 30, 1999, the Company owns seven nursing homes, leases 36 others, and manages the remaining 22 nursing homes. Additionally, the Company owns 17 assisted living facilities, leases 27 others, and manages the remaining 13 assisted living facilities. The Company holds a minority equity interest in six of these managed assisted living facilities. In the United States, the Company operates 51 nursing homes and 36 assisted living facilities, and in Canada, the Company operates 14 nursing homes and 21 assisted living facilities.

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

RESULTS OF OPERATIONS

The following tables present the unaudited interim statements of operations and related data for the three months ended June 30, 1999 and 1998.

                (IN THOUSANDS)                THREE MONTHS ENDED JUNE 30,
                                              ---------------------------
                                                1999             1998             CHANGE               %
                                              --------         ---------         --------            ------
 REVENUES:
         Patient revenues                     $ 35,022         $  43,108         $ (8,086)            (18.8)
         Resident revenues                       9,323             8,629              694               8.0
         Management fees                           877               906              (29)             (3.2)
         Interest                                   38                55              (17)            (30.9)
                                              --------         ---------         --------
                  Net revenues                  45,260            52,698           (7,438)            (14.1)
                                              --------         ---------         --------
 EXPENSES:
         Operating                              34,885            42,131           (7,246)            (17.2)
         Lease                                   4,956             4,809              147               3.1
         General and administrative              2,876             2,730              146               5.4
         Interest                                1,325             1,254               71               5.6
         Depreciation and amortization           1,066               832              234              28.1
         Non-recurring charges                     -0-             1,468           (1,468)           (100.0)
                                              --------         ---------         --------
                  Total expenses                45,108            53,224           (8,116)            (15.2)
                                              --------         ---------         --------
  INCOME (LOSS) BEFORE INCOME TAXES                152              (526)             678             128.9
  PROVISION (BENEFIT) FOR INCOME TAXES              55              (189)             244             128.9
                                              --------         ---------         --------
  NET INCOME (LOSS)                           $     97         $    (337)        $    434             128.9
                                              ========         =========         ========

                (IN THOUSANDS)                THREE MONTHS ENDED JUNE 30,
                                              ---------------------------
                                                1999             1998             CHANGE               %
                                              --------         ---------         --------            ------
  REVENUES:
         Patient revenues                     $ 71,876         $  84,946         $(13,070)            (15.4)
         Resident revenues                      18,227            17,334              893               5.2
         Management fees                         1,796             1,812              (16)             (0.8)
         Interest                                   73                99              (26)            (26.6)
                                              --------         ---------         --------
                   Net revenues                 91,972           104,191          (12,219)            (11.7)
                                              --------         ---------         --------
  EXPENSES:
         Operating                              71,384            83,383          (11,999)            (14.4)
         Lease                                   9,811             9,563              248               2.6
         General and administrative              5,611             5,456              155               2.9
         Interest                                2,632             2,499              133               5.3
         Depreciation and amortization           2,133             1,794              339              18.9
         Non-recurring charges                     -0-             1,468           (1,468)           (100.0)
                                              --------         ---------         --------
                   Total expenses               91,571           104,163          (12,592)            (12.1)
                                              --------         ---------         --------
  INCOME BEFORE INCOME TAXES                       401                28              373           1,348.3
  PROVISION FOR INCOME TAXES                       145                10              135           1,348.3
                                              --------         ---------         --------
   INCOME BEFORE CUMULATIVE
     EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE                          256                18              238           1,348.3
  CUMULATIVE EFFECT OF CHANGE
     IN ACCOUNTING PRINCIPLE,
     NET OF TAX                                   (277)              -0-             (277)              N/A
                                              --------         ---------         --------
   NET INCOME (LOSS)                          $    (21)        $      18         $    (39)           (216.3)
                                              ========         =========         ========

PERCENTAGE OF NET REVENUES                  Three Months Ended June 30,   Six Months Ended June 30,
                                            ----------------------------   -------------------------
                                                 1999         1998           1999           1998
                                                -----         -----          -----          -----
  REVENUES:
         Patient revenues                        77.4%         81.8%          78.1%          81.5%
         Resident revenues                       20.6          16.4           19.8           16.7
         Management fees                          1.9           1.7            2.0            1.7
         Interest                                 0.1           0.1            0.1            0.1
                                                -----         -----          -----          -----
                  Net revenues                  100.0%        100.0%         100.0%         100.0%
                                                -----         -----          -----          -----
 OPERATING EXPENSES:
         Operating                               77.1          79.9           77.6           80.0
         Lease                                   10.9           9.1           10.7            9.2
         General and administrative               6.4           5.2            6.1            5.3
         Interest                                 2.9           2.4            2.9            1.7
         Depreciation and amortization            2.4           1.6            2.3            2.4
         Non-recurring charges                    0.0           2.8            0.0            1.4
                                                -----         -----          -----          -----
                  Total expenses                 99.7         101.0           99.6          100.0
                                                -----         -----          -----          -----

  INCOME (LOSS) BEFORE INCOME TAXES               0.3          (1.0)           0.4            0.0
  PROVISION (BENEFIT) FOR INCOME TAXES            0.1          (0.4)           0.1            0.0
                                                -----         -----          -----          -----
  INCOME (LOSS) BEFORE CUMULATIVE
         EFFECT OF CHANGE IN
         ACCOUNTING PRINCIPLE                     0.2          (0.6)           0.3            0.0
  CUMULATIVE EFFECT OF CHANGE
         IN ACCOUNTING PRINCIPLE,
         NET OF TAX                               0.0           0.0           (0.3)           0.0
                                                -----         -----          -----          -----
  NET INCOME (LOSS)                               0.2%          0.6%          (0.0)%          0.0
                                                =====         =====          =====          =====


GENERAL

Medicare and Other Reimbursement Changes. In 1999, the Company has continued to experience the impact of Medicare cost limitations imposed by the Health Care Finance Administration upon all providers of nursing home Medicare services. Beginning in July 1998, a portion of the Company's facilities began the three-year transition from the cost reimbursement system to the prospective payment system ("PPS"). In general, PPS provides a standard payment for Medicare Part A services to all providers regardless of their costs. PPS creates an incentive for providers to reduce their costs, and management has responded accordingly. The phase-in of PPS began for all providers at some point during the twelve-month period ending June 30, 1999. Management estimates that the ultimate impact of PPS on its revenues will be a reduction of $16.0 to $17.0 million per year. Since PPS is still an evolving process, the ultimate impact cannot be known with certainty. However, Management presently believes that it can reduce its costs in response to PPS, as it is currently structured, such that there will be little or no impact on net income.

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

These changes have combined to cause a dramatic decrease in the Company's ancillary revenues and expenses. In general, the Company has been successful in reducing costs in tandem with the revenue reductions from the provision of therapy services. The Company also believes that it and the industry have experienced occupancy declines as doctors have kept patients in hospitals rather than allowing their admittance to nursing homes where therapy services are now limited.

These changes are endemic upon the industry. As the impact of these changes upon both providers and beneficiaries has become known, there has been growing political awareness of a need to reexamine the drastic cuts that have been implemented. There are currently bills scheduled for consideration by Congress this fall as well as movement to institute administrative changes that would restore some revenues to the U.S. nursing home industry. While such activity is positive, there is no assurance that it will result in increased revenues to the industry or the Company.

Non-Recurring Charges. During the quarter ended June 30, 1998, the Company recorded non-recurring charges in the amount of $1.5 million. Of this amount, $1.0 million was a restructuring charge related to the Company's management information system conversion with respect to its U.S. nursing homes. Pursuant to this conversion, the Company abandoned much of its existing software and dismantled much of its regional infrastructure in favor of a centralized accounting organization. This restructuring charge represented the costs associated with the closing of certain regional offices, severance packages for affected personnel, the write-off of capitalized software costs, and other costs related to the systems being replaced. In addition to the restructuring charge, the Company also recognized costs associated with the write-off of prospective financing arrangements or acquisitions, each of which had been abandoned during the quarter, and costs related to legal issues that were settled during the quarter.


THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

Revenues. Net revenues decreased to $45.3 million in 1999 from $52.7 million in 1998, a decrease of $7.4 million, or 14.1%. Resident revenues increased to $9.3 million in 1999 from $8.6 million in 1998, an increase of $694,000, or 8.0%. Patient revenues decreased to $35.0 million in 1999 from $43.1 million in 1998, a decrease of $8.1 million, or 18.8%. This decrease in patient revenues is due primarily to the Medicare reimbursement changes and a decline in Medicare census. In addition, effective April 1, 1999, the Company stopped operating a facility it had previously leased; this facility provided $1.7 million in comparable revenues that were not repeated in 1999. There was a 6.2% decline in patient and resident days, approximately 38,000 days, which was primarily due to decreases in the nursing home segment. Approximately 12,000 of this decline in days related to the terminated lease. There was a 34.0% decline in Medicare days, approximately 11,000 days, and reductions of approximately 10,000 days each among Medicaid and private-pay patients. This decline in Medicare days accounts for approximately $3.7 million of the overall revenue reduction. As a percent of patient and resident revenues, Medicare decreased to 14.8% in 1999 from 25.8% in 1998 while Medicaid and similar programs increased to 66.7% in 1999 from 55.1% in 1998.

Ancillary service revenues, prior to contractual allowances, decreased to $5.9 million in 1999 from $17.3 million in 1998, a decrease of $11.4 million or 65.9%. The decrease is primarily attributable to reductions in revenue availability under Medicare and is consistent with the Company's expectation. Cost limits are continuing to be placed on ancillary services as part of the transition to PPS; additionally, other cost limitation provisions could occur. Therefore, the Company anticipates that ancillary service revenues will remain flat or continue trending down during 1999. The ultimate effect on the Company's operations cannot be predicted at this time because the extent and composition of the cost limitations are subject to change.

Operating Expense. Operating expense decreased to $34.9 million in 1999 from $42.1 million in 1998, a decrease of $7.2 million, or 17.2%. The decrease is primarily attributable to cost reductions implemented in response to the Medicare reimbursement changes (that is, reduced provision of therapy services and in the contracted costs to provide them). As a percent of patient and resident revenues, operating expense decreased to 78.7% in 1999 from 81.4% in 1998. The largest component of operating expense is wages, which remained flat at about $18.9 million in both the 1999 and 1998 periods. The Company's wage increases are generally in line with inflation. The Company has been able to reduce staffing at certain facilities that have experienced occupancy declines.

Lease Expense. Lease expense increased to $5.0 million in 1999 from $4.8 million in 1998, an increase of $147,000, or 3.1%. Adjustments in the Company's lease agreements are generally tied to inflation.

General and Administrative Expense. General and administrative expense increased to $2.9 million in 1999 from $2.7 million in 1998, an increase of $146,000, or 5.4%. As a percent of total net revenues, general and administrative expense increased to 6.4% in 1999 compared with 5.2% in 1998. The percentage increase is attributable to the lower revenue base.

Interest Expense. Interest expense increased to $1.3 million in 1999 from $1.2 million in 1998, an increase of $71,000, or 5.6%.

Depreciation and Amortization. Depreciation and amortization expenses increased to $1.1 million in 1999 from $832,000 in 1998, an increase of $234,000, or 28.1%.

Non-Recurring Charges. The Company incurred $1.5 million in charges in 1998 that were not repeated in 1999.

Income (Loss) Before Income Taxes; Net Income (Loss); Earnings (Loss) Per Share. As a result of the above, income before income taxes was $152,000 in 1999 as compared with a loss of $(526,000) in 1998, an increase of $678,000, or 128.9%. The effective combined federal, state and provincial income tax rate was 36.0% in both 1999 and 1998. Net income was $97,000 in 1999 as compared with a net loss of $(337,000) in 1998, an increase of $434,000, and basic and diluted earnings per share were each $.02 in 1999 as compared with a loss of $(.06) per share in 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

Revenues. Net revenues decreased to $92.0 million in 1999 from $104.2 million in 1998, a decrease of $12.2 million, or 11.7%. Resident revenues increased to $18.2 million in 1999 from $17.3 million in 1998, an increase of $893,000, or 5.2%. Patient revenues decreased to $71.9 million in 1999 from $85.0 million in 1998, a decrease of $13.1 million, or 15.4%. This decrease in patient revenues is due primarily to the Medicare reimbursement changes and a decline in Medicare census. In addition, effective April 1, 1999, the Company stopped operating a facility it had previously leased; this facility provided $1.7 million in comparable revenues that were not repeated in 1999. There was a 4.3% decline in patient and resident days, approximately 52,000 days, which was primarily due to decreases in the nursing home segment. Approximately 12,000 of this decline in days related to the terminated lease. There was a 35.6% decline in Medicare days, approximately 23,000 days, and reductions of approximately 10,000 and 6,000 among private-pay and Medicaid patients, respectively. This decline in Medicare days accounts for approximately $7.6 million of the overall revenue reduction. As a percent of patient and resident revenues, Medicare decreased to 15.3% in 1999 from 25.8% in 1998 while Medicaid and similar programs increased to 66.1% in 1999 from 55.3% in 1998.

Ancillary service revenues, prior to contractual allowances, decreased to $13.6 million in 1999 from $34.0 million in 1998, a decrease of $20.4 million or 60.0%. The decrease is primarily attributable to reductions in revenue availability under Medicare and is consistent with the Company's expectation. Cost limits are continuing to be placed on ancillary services as part of the transition to PPS; additionally, other cost limitation provisions could occur. Therefore, the Company anticipates that ancillary service revenues will remain flat or continue trending down during 1999. The ultimate effect on the Company's operations cannot be predicted at this time because the extent and composition of the cost limitations are subject to change.

Operating Expense. Operating expense decreased to $71.4 million in 1999 from $83.4 million in 1998, a decrease of $12.0 million, or 14.4%. The decrease is primarily attributable to cost reductions implemented in response to the Medicare reimbursement changes (that is, reduced provision of therapy services and in the contracted costs to provide them). As a percent of patient and resident revenues, operating expense decreased to 79.2% in 1999 from 81.5% in 1998. The largest component of operating expense is wages, which increased to $37.6 million in 1999 from $37.4 million in 1998, an increase of $156,000, or 0.4%. The Company's wage increases are generally in line with inflation. The Company has been able to reduce staffing at certain facilities that have experienced occupancy declines.

Lease Expense. Lease expense increased to $9.8 million in 1999 from $9.6 million in 1998, an increase of $248,000, or 2.6%. Adjustments in the Company's lease agreements are generally tied to inflation.

General and Administrative Expense. General and administrative expense increased to $5.6 million in 1999 from $5.5 million in 1998, an increase of $155,000, or 2.9%. As a percent of total net revenues, general and administrative expense increased to 6.1% in 1999 compared with 5.3% in 1998. The percentage increase is attributable to the lower revenue base.

Interest Expense. Interest expense increased to $2.6 million in 1999 from $2.5 million in 1998, an increase of $133,000, or 5.3%.

Depreciation and Amortization. Depreciation and amortization expenses increased to $2.1 million in 1999 from $1.8 million in 1998, an increase of $339,000, or 18.9%.

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

Non-Recurring Charges. The Company incurred $1.5 million in charges in 1998 that were not repeated in 1999.

Income Before Income Taxes; Net Income (Loss); Earnings (Loss) Per Share. As a result of the above, income before income taxes and the cumulative effect of the change in accounting principle was $401,000 in 1999 as compared with $28,000 in 1998, an increase of $373,000, or 1,348.3%. The effective combined federal, state and provincial income tax rate was 36.0% in both 1999 and 1998. The net loss after the cumulative effect of the change in accounting principle was $(21,000) in 1999 as compared with net income of $18,000 in 1998, a decrease of $39,000, and basic and diluted earnings (loss) per share were all $0.00 in both years.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999 and December 31, 1998, the Company had negative working capital of $(17.0) million and $(16.2) million, respectively, and the current ratio was
0.6 and 0.7, respectively. The negative working capital results primarily from the Company's current maturities of long-term debt.

Net cash provided by operating activities totaled $2.8 million and $2.7 million in the six month periods ended June 30, 1999 and 1998, respectively. These amounts primarily represent the cash flows from net income plus changes in non-cash components of operations and by working capital changes.

Net cash used by investing activities totaled $3.2 million and $5.3 million in the six months periods ended June 30, 1999 and 1998, respectively. These amounts primarily represent purchases of property plant and equipment, investments in and advances to joint ventures and additional investment in TDLP, a limited partnership for which the Company serves as the general partner. The Company has used between $2.4 million and $5.2 million for capital expenditures in each of the last three calendar years ending December 31, 1998. Substantially all such expenditures were for facility improvements and equipment, which were financed principally through working capital. For the year ended December 31, 1999, the Company anticipates that capital expenditures for improvements and equipment for its existing facility operations will be approximately $5.4 million, including $2.8 million for non-routine projects.

Net cash provided (used) by financing activities totaled $(912,000) and $1.6 million in the six month periods ended June 30, 1999 and 1998, respectively. The net cash provided from financing activities primarily represents net proceeds from issuance and repayment of debt and advances to or repayments from related parties.

At June 30, 1999, the Company had total debt outstanding of $63.6 million, of which $36.5 million was principally mortgage debt bearing interest, generally at floating rates ranging from 6.3% to 10.0%. The Company also had outstanding a promissory note (the "Bridge Loan") in the amount of $9.4 million. The Company's remaining debt of $17.7 million was drawn under the Company's lines of credit. Most of the Company's debt is at floating interest rates, generally at a spread above the London Interbank Offered Rate ("LIBOR").

On June 4, 1999, the Company closed two loans totaling $25.25 million (the "NC Loans"). The NC Loans are secured by the owned assisted living facilities the Company operates in the state of North Carolina. The NC Loans mature in July 2001, bear interest at LIBOR plus 2.35%, and provide for principal amortization under a 25-year amortization schedule. The net proceeds available at closing, $24.7 million, were applied against the Company's indebtedness under the Bridge Loan. As of both June 30 and August 13, 1999, the outstanding indebtedness under the NC Loans was approximately $25.2 million and the interest rate was 7.3% and 7.5%, respectively.

The Bridge Loan had an original indebtedness of $34.1 million. It was used to fund the purchase of the Company's North Carolina assisted living operations in 1997. With the application of the net proceeds from the NC Loans, the balance of the Bridge Loan was reduced to $9.4 million. Prior to the principal reduction, the Bridge Loan had a maturity date of July 1, 1999, carried interest at LIBOR plus 3.0%, and had a restriction against pledging the North Carolina assets as collateral with any other lender. With the reduction in the principal balance, the Company and its lenders have agreed to modify the terms of the Bridge Loan by extending the stated maturity date to October 1, 1999, increasing the interest rate to 12.0% fixed, and providing certain security interests to the lenders. These security interests include two non-operating properties in North Carolina and the Company's interests in the assets of TDLP. No further principal reductions are scheduled at this time, but the Company has agreed to apply against the Bridge Loan indebtedness any net proceeds received from the sale of the additional security interests.

As of June 30, 1999, the Company had drawn $2.6 million, had $5.65 million of letters of credit outstanding, and had $1.7 million remaining borrowing capability under its working capital line of credit. As of August 13, 1999, the Company had drawn $1.0 million, had $5.65 million of letters of credit outstanding, and had $3.3 million remaining borrowing capability under its working capital line of credit. The interest rates applicable at June 30 and August 13 were 7.6% and 7.7%, respectively.

Over the past several months, the Company's bank lender has provided additional line of credit availabilty of $4.0 million (the "Overline"). Since April 14, 1999, the Overline has carried interest at 14.0% but was otherwise subject to the same terms and conditions as the Company's working capital line of credit, and it matured July 1, 1999. Coincident with the changes with respect to the Bridge Loan, the Company and its lender have agreed to revised terms with respect to the Overline. These revisions include reduction in the availability to $3.75 million, extension of the maturity date to October 1, 1999, and completion of an accounts receivable audit by October 1, 1999.

The acquisition line of credit of $40.0 million, less outstanding borrowings, is available to fund approved acquisitions through October 1999. The Company's obligations under the acquisition line are secured by the assets acquired with the draws under the acquisition line. Advances under the acquisition line bear interest, payable monthly, at LIBOR plus a defined spread with respect to each facility based upon its loan-to-value ratio and debt service coverage. Individual advances made under the acquisition line are due three years from the date of initial funding. As of both June 30, 1999, and August 13, 1999, the Company has drawn $11.1 million under the acquisition line, which amount was secured by four nursing homes, and had $28.9 million available for future acquisitions, though additional draws are unlikely at this time.

The Company's loan agreements contain various financial covenants, the most restrictive of which relate to net worth, cash flow, debt to equity ratio requirements, and limits on the payment of dividends to shareholders. As of June 30, 1999, the Company was in compliance with the covenants or was negotiating with its lenders for a waiver in the event of non-compliance.

At June 30, 1999, $29.5 million of the Company's total debt of $63.6 million was current, meaning that it must be repaid or refinanced during the next 12 months. These current maturities are as follows: $11.1 million under the acquisition line, secured by four nursing homes, due in December 1999; $1.2 million mortgage payable to a Canadian bank, secured by one nursing home, due in December 1999; $2.6 million under the working capital line of credit, due in December 1999 and $4.0 million under the Overline, due in October 1999; $9.4 million under the Bridge Loan due in October 1999; and miscellaneous current maturities of $1.1 million. The Company expects to refinance the $11.1 million drawn under the acquisition line and the $1.2 million Canadian mortgage with long-term fixed-rate debt with the existing mortgage holders during the fall of 1999. The Company is currently negotiating with the existing lenders to further restructure the terms with respect to the Bridge Loan and the Overline, including extension of their maturity dates beyond October 1, 1999. The Company expects to repay a portion of this debt through various means such as the sale of certain assets, refinancing mortgage debt, and through cash generated from operations. The Company expects to repay the miscellaneous current maturities of $1.1 million with cash generated from operations. The Company believes that it will be successful in restructuring its debt in 1999 as described. However, there can be no assurance that the Company's restructuring efforts will be successful. If unsuccessful, the Company would be required to seek other equity or debt sources that may or may not be available.

Based upon the operations of the Company, management believes that available cash and funds generated from operations, as well as amounts available through its banking relationships, will be sufficient for the Company to satisfy its capital expenditures, working capital, and debt requirements for the next twelve months. The Company has no immediate plans to acquire additional operations other than as opportunities arise to do so through leases or other arrangements that do not require significant, up-front cash outlays. On a longer-term basis, management believes the Company will be able to satisfy the principal repayment requirements on its indebtedness with a combination of funds generated from operations and from refinancings with the existing or new commercial lenders or by accessing capital markets.

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

Gross accounts receivable attributable to the provision of patient and resident services at June 30, 1999 and December 31, 1998, totaled $24.5 million and $28.3 million, respectively, representing approximately 51 and 53 days in accounts receivable, respectively. Accounts receivable from the provision of management services was $400,000 and $387,000 at June 30, 1999 and December 31, 1998, respectively, representing approximately 42 and 39 days in accounts receivable, respectively.

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

During 1997, the Federal government enacted the Balanced Budget Act of 1997 ("BBA"), which contains numerous Medicare and Medicaid cost-saving measures. The BBA requires that nursing homes transition to a prospective payment system ("PPS") under the Medicare program during a three-year "transition period," commencing with the first cost reporting period beginning on or after July 1, 1998. As of June 30, 1999, all of the Company's facilities had begun the PPS transition. The BBA also contains certain measures that have and could lead to further future reductions in Medicare therapy cost reimbursement and Medicaid payment rates. As facts are now known, other than systemic occupancy declines, management believes there will be little or no impact on net operations from PPS, although both revenues and expenses are expected to be reduced from the levels prior to PPS. With respect to Medicare therapy allowable cost and fee reductions, the Company estimates that net operations was negatively impacted in 1998 and will be further negatively impacted in 1999, but the ultimate negative impact on the Company's operations cannot be reasonably estimated. Given the recent enactment of the BBA, the Company is unable to predict the ultimate impact of the BBA on its future operations. However, any reductions in government spending for long-term health care could have an adverse effect on the operating results and cash flows of the Company. The Company will attempt to maximize the revenues available to it from governmental sources within the changes that will occur under the BBA. In addition, the Company will attempt to increase revenues from nongovernmental sources, including expansion of its assisted living and Canadian operations.

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

EXECUTIVE MANAGEMENT CHANGES

Effective June 30, 1999, Mary Margaret Hamlett resigned as Executive Vice President, Chief Financial Officer and Secretary of the Company. Mr. Richard B. Vacek, Jr. replaced Ms. Hamlett in those capacities effective August 16, 1999. Ms. Hamlett also resigned as a Director of the Company coincident with her resignation as an employee of the Company.

In addition, Mr. Charles H. Rinne joined the Company effective June 28, 1999. Mr. Rinne is President and Chief Operating Officer of the Company.

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

Management has reported to the Board of Directors on the Company's ability to deal with Y2K issues. Management is mandated by the Board of Directors to continue its evaluations of Y2K preparedness and to make periodic reports of its assessments and plans. Contingency plans for the Company's Y2K related issues continue to be developed, including identification of alternate suppliers and vendors, alternate technologies, and manual systems. Management believes that it is well-positioned to experience Y2K successfully. Costs of the Company's Y2K preparedness programs through June 30, 1999 have not been material, and management does not expect costs to be material in future periods. The Company is fortunate in that the service it provides is generally custodial in nature and lacking in a heavy dependance on highly technical biomedical equipment. However, the worst case result of assumed non-compliance in any of several critical areas would likely have a catastrophic impact on the Company's ability to deliver its services to patients and residents in a safe manner and, consequently, on the Company's results of operations. Should catastrophic events occur that are out of the Company's control such as those described above, the magnitude of that problem will affect not only the Company, but society as a whole.

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

                          PART II -- OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

    (a)   The annual meeting of shareholders was held on May 14, 1999.

    (c)   Matters voted upon at the meeting:

              -  Election of Directors:

                          Mary Margaret Hamlett
                          ---------------------
                          FOR                            4,297,926
                          AGAINST                              -0-
                          WITHHELD                         130,108
                          ABSTENTIONS                          -0-
                          NON-VOTING(1)                    970,676
                                                         ---------
                          ELIGIBLE SHARES                5,398,710
                                                         =========

                          J. Bransford Wallace
                          --------------------
                          FOR                            4,296,676
                          AGAINST                              -0-
                          WITHHELD                         131,358
                          ABSTENTIONS                          -0-
                          NON-VOTING(1)                    970,676
                                                         ---------
                          ELIGIBLE SHARES                5,398,710
                                                         =========

                    (Continuing directors include Charles W. Birkett, M.D.,
                       Paul Richardson, and Edward G. Nelson)

                -----------

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



                                      ADVOCAT INC.

August 16, 1999
                                By:   /s/ Charles W. Birkett
                                      -----------------------------------------
                                      Charles W. Birkett, M.D.
                                      Chief Executive Officer, Interim Principal
                                      Financial Officer and Chief Accounting
                                      Officer and An Officer Duly Authorized to
                                      Sign on Behalf of the Registrant