Form 10-Q
period 1999-09-30
ADVOCAT INC
filed 1999-11-22
CIK 919956

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

CHECK ONE:

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED:   SEPTEMBER 30, 1999
                                              ------------------
                                       OR
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

                                      NONE
          --------------------------------------------------------------
         (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
                              SINCE LAST REPORT.)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES [X]    NO [ ]

                                    5,491,693
     -----------------------------------------------------------------------
    (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF NOVEMBER 15, 1999)

                          PART I. FINANCIAL INFORMATION


ITEM 1  -  FINANCIAL STATEMENTS

                                  ADVOCAT INC.
                       INTERIM CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                          SEPTEMBER 30,    DECEMBER 31,
                                                              1999            1998
                                                           ------------    ------------
                                                           (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents                               $   1,341       $   2,347
    Receivables, less allowance for doubtful
         accounts of $5,265 and $2,650,
         respectively                                          12,147          26,289
    Income taxes receivable                                       760             800
    Inventories                                                   909           1,102
    Prepaid expenses and other assets                           1,242           1,528
    Deferred income taxes                                       1,569           1,719
                                                            ---------       ---------
              Total current assets                             17,968          33,785
                                                            ---------       ---------


PROPERTY AND EQUIPMENT, at cost                                84,506          82,140
    Less accumulated depreciation
         and amortization                                     (17,446)        (15,548)
                                                            ---------       ---------
              Net property and equipment                       67,060          66,592
                                                            ---------       ---------


OTHER ASSETS:
    Deferred tax benefit                                       10,251           6,338
    Deferred financing and other costs, net                     1,001           1,150
    Assets held for sale or redevelopment                       3,465           3,465
    Investments in and receivables from joint ventures          8,026           7,194
    Other                                                       1,937           2,770
                                                            ---------       ---------
              Total other assets                               24,680          20,917
                                                            ---------       ---------

                                                            $ 109,708       $ 121,294
                                                            =========       =========




                                   (Continued)

                                  ADVOCAT INC.

                       INTERIM CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (CONTINUED)

                                                          SEPTEMBER 30,    DECEMBER 31,
                                                              1999            1998
                                                           ------------    ------------
                                                           (UNAUDITED)
CURRENT LIABILITIES:
    Current portion of long-term debt                        $ 55,604      $ 30,126
    Trade accounts payable                                      5,257         9,327
    Accrued expenses:
         Payroll and employee benefits                          4,910         4,920
         Interest                                                 124           857
         Self-insurance reserves                                3,364         2,375
         Other                                                  3,410         2,413
                                                             --------      --------
              Total current liabilities                        72,669        50,018
                                                             --------      --------

NONCURRENT LIABILITIES:
    Long-term debt, less current portion                        6,238        33,514
    Deferred gains with respect to leases, net                  3,108         3,293
    Self-insurance reserves, less current portion               2,313         1,665
    Other                                                       5,322         5,243
                                                             --------      --------
              Total noncurrent liabilities                     16,981        43,715
                                                             --------      --------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, authorized 1,000,000 shares,
         $.10 par value, none issued and outstanding              -0-           -0-
    Common stock, authorized 20,000,000 shares,
         $.01 par value, 5,492,000 and 5,399,000 issued
         and outstanding at September 30, 1999 and
         December 31, 1998, respectively                           54            54
    Paid-in capital                                            15,908        15,765
    Retained earnings                                           4,096        11,742
                                                             --------      --------
              Total shareholders' equity                       20,058        27,561
                                                             --------      --------

                                                             $109,708      $121,294
                                                             ========      ========


The accompanying notes are an integral part of these interim consolidated balance sheets.

                                  ADVOCAT INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, AND UNAUDITED)

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                     -------------------------------
                                                                           1999            1998
                                                                           ----            ----
REVENUES:
    Patient revenues                                                     $ 105,071       $126,662
    Resident revenues                                                       27,962         25,983
    Management fees                                                          2,656          2,708
    Interest                                                                   113            143
                                                                         ---------       --------
         Net revenues                                                      135,802        155,496
                                                                         ---------       --------

EXPENSES:
    Operating                                                              115,466        123,546
    Lease                                                                   15,155         14,379
    General and administrative                                               9,372          8,159
    Interest                                                                 4,126          3,848
    Depreciation and amortization                                            3,447          2,818
    Non-recurring charges                                                      -0-          1,468
                                                                         ---------       --------
         Total expenses                                                    147,566        154,218
                                                                         ---------       --------

INCOME (LOSS) BEFORE INCOME TAXES                                          (11,764)         1,278
PROVISION (BENEFIT) FOR INCOME TAXES                                        (4,235)           460
                                                                         ---------       --------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
    OF CHANGE IN ACCOUNTING PRINCIPLE                                       (7,529)           818
CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE, NET OF TAX                                          (277)           -0-
                                                                         ---------       --------

NET INCOME (LOSS)                                                        $  (7,806)      $    818
                                                                         =========       ========

BASIC EARNINGS PER SHARE:
    Income (loss) before accounting change                               $   (1.39)      $    .15
    Cumulative effect of change in accounting principle, net of tax           (.05)           .00
                                                                         ---------       --------
    Net income (loss)                                                    $   (1.44)      $    .15
                                                                         =========       ========

DILUTED EARNINGS PER SHARE
    Income (loss) before accounting change                               $   (1.39)      $    .15
    Cumulative effect of change in accounting principle, net of tax           (.05)           .00
                                                                         ---------       --------
    Net income (loss)                                                    $   (1.44)      $    .15
                                                                         =========       ========

WEIGHTED AVERAGE SHARES:
    Basic                                                                    5,430          5,384
                                                                             =====          =====

    Diluted                                                                  5,430          5,395
                                                                             =====          =====

The accompanying notes are an integral part of these interim consolidated financial statements.

                                  ADVOCAT INC.

             INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                          (IN THOUSANDS AND UNAUDITED)


                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                     1999           1998
                                                     ----           ----
NET INCOME (LOSS)                                   $(7,806)        $ 818

OTHER COMPREHENSIVE INCOME:
    Foreign currency translation adjustments            250          (341)
    Income tax (expense) benefit                        (90)          123
                                                    -------         -----
                                                        160          (218)
                                                    -------         -----

COMPREHENSIVE INCOME (LOSS)                         $(7,646)        $ 600
                                                    =======         =====









The accompanying notes are an integral part of these interim consolidated financial statements.

                                  ADVOCAT INC.

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)


                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                  -------------------------------
                                                                       1999            1998
                                                                       ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income  (loss)                                               $ (7,806)        $   818
    Items not involving cash:
         Depreciation and amortization                                  3,447           2,818
         Provision for doubtful accounts                                5,466             993
         Equity (earnings) loss in joint ventures                          50             (50)
         Amortization of deferred balances                                814            (401)
         Deferred income taxes                                         (3,853)            553
         Write off pursuant to change in accounting principle             433             -0-
         Non-recurring charge write-off                                   -0-           1,028
         Increase in TDLP impairment reserve                              500             -0-
    Changes in other assets and liabilities:
         Receivables, net                                               8,288          (3,678)
         Inventories                                                      194              52
         Prepaid expenses and other assets                                285            (959)
         Trade accounts payable and accrued expenses                   (1,934)          2,168
         Other                                                            (36)             45
                                                                     --------         -------
              Net cash provided from operating activities               5,848           3,387
                                                                     --------         -------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment, net                           (3,426)         (3,857)
    Investment in TDLP                                                   (160)           (632)
    Mortgages receivable, net                                             162            (305)
    Deposits, pre-opening costs and other                                (461)           (505)
    Investment in and advances to joint ventures, net                    (445)         (1,683)
    TDLP partnership distributions                                        257             229
                                                                     --------         -------
              Net cash used in investing activities                    (4,073)         (6,753)
                                                                     --------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of debt obligations                         26,345             -0-
    Repayment of debt obligations                                     (25,419)           (571)
    Net proceeds from (repayment of) bank line of credit               (2,950)          3,943
    Proceeds from sale of common stock                                    144             127
    Advances to TDLP, net                                                (561)           (867)
    Increase in lease obligations                                         140             -0-
    Financing costs                                                      (480)            (68)
                                                                     --------         -------
              Net cash provided from financing activities            $ (2,781)        $ 2,564
                                                                     --------         -------



                                   (Continued)

                                  ADVOCAT INC.

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)
                                   (CONTINUED)



                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                           1999            1998
                                                           -----           ----
DECREASE IN CASH AND CASH EQUIVALENTS                     $(1,006)        $  (802)

CASH AND CASH EQUIVALENTS, beginning of period              2,347           2,673
                                                          -------         -------

CASH AND CASH EQUIVALENTS, end of period                  $ 1,341         $ 1,871
                                                          =======         =======

SUPPLEMENTAL INFORMATION:
      Cash payments of interest                           $ 4,781         $ 4,000
                                                          =======         =======

      Cash payments (refunds) of income taxes, net        $  (589)        $   827
                                                          =======         =======


During the second quarter of 1999, the Company's executive benefit plan was terminated. In connection therewith, Advocat distributed net benefit plan deposits and relieved net benefit plan liabilities of $1,124,000 in the nine months ended September 30, 1999. Advocat received net benefit plan deposits and earnings and recorded net benefit plan liabilities of $209,000 in the nine month period ended September 30, 1998.








The accompanying notes are an integral part of these interim consolidated financial statements.

                                  ADVOCAT INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 1998


1.       BUSINESS

Advocat Inc. (together with its subsidiaries, "Advocat" or the "Company") is a provider of long-term care services to the elderly. The Company operates nursing homes and assisted living facilities in 12 states, primarily in the Southeast, and three Canadian provinces. The Company operates facilities in Alabama, Arkansas, Florida, Georgia, Kentucky, North Carolina, Ohio, South Carolina, Tennessee, Texas, Virginia, West Virginia, and the Canadian provinces of Ontario, British Columbia, and Alberta.

As of September 30, 1999, the Company operates 122 facilities consisting of 65 nursing homes with 7,307 licensed beds and 57 assisted living facilities with 5,320 units. The Company owns seven nursing homes, leases 36 others, and manages 22 nursing homes. The Company owns 17 assisted living facilities, leases 27 others, and manages 13 assisted living facilities. The Company holds a minority equity interest in six of these managed assisted living facilities. The Company operates 51 nursing homes and 36 assisted living facilities in the United States and 14 nursing homes and 21 assisted living facilities in Canada. The Company's facilities provide a range of health care services to their patients and residents. In addition to the nursing and social services usually provided in the long-term care facilities, the Company offers a variety of comprehensive rehabilitative, nutritional, respiratory and other specialized ancillary services.


2.       BASIS OF FINANCIAL STATEMENTS

The Company is currently analyzing its results for the three months ended September 30, 1999 and believes that certain charges recorded in this period may apply to either or both of the three month periods ended March 31 or June 30, 1999. Upon completion of the analysis, quarterly data for the three quarters in the period ended September 30, 1999 will be included in subsequent filings with the Securities and Exchange Commission.

The interim consolidated financial statements for the nine month periods ended September 30, 1999 and 1998, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all adjustments necessary to present fairly the financial position at September 30, 1999 and the results of operations and cash flows for the nine month periods ended September 30, 1999 and 1998.

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed further in Note 3, the Company is currently not in compliance with certain debt covenants that allow the holders of a majority of the Company's debt to demand immediate principal repayment. Although it is not anticipated that such demand will be made, the continued forbearance on the part of the Company's lenders cannot be assured at this time. In addition, it is anticipated that, assuming continuation of current conditions, the Company will not be in compliance at December 31, 1999 with the financial covenants applicable to the lease agreements covering a majority of its United States nursing facilities. Under the agreements, the lessor has the right to terminate the lease agreements and seek recovery of any related financial losses. At a minimum, the Company's cash requirements over the next 12 months include funding operations, capital expenditures, scheduled debt service, and other working capital requirements. No assurance can be given that the Company will have sufficient cash to meet its cash requirements for the next 12 months. The Company is currently discussing potential restructuring and refinancing alternatives with its lenders and primary lessor. If the Company's lenders force immediate repayment, the Company would not be able to repay the total amount of debt outstanding. Further, no assurance can be given that the Company will be successful in negotiating waivers, amendments, or refinancings of outstanding debt or lease commitments, or that the Company will be able to meet any amended financial covenants in the future. If the Company is unable to generate sufficient cash flow from its operations or successfully negotiate debt or lease amendments, it will explore a variety of other options, including but not limited to other sources of financings, asset dispositions, or relief under the United States Bankruptcy code. The accompanying interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

The results of operations for the nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the entire respective years. These interim consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

3.       DEBT COVENANT COMPLIANCE

Certain of the Company's loan agreements contain various financial covenants, the most restrictive of which relate to net worth, cash flow, debt to equity ratio requirements, and limits on the payment of dividends to shareholders. As of both September 30 and November 15, 1999, the Company was not in compliance with the covenants. Cross-default or material adverse change provisions contained in the agreements allow the holders of a majority of the Company's debt to demand immediate repayment. Although the noncompliance and resulting actions have not been formally or informally declared by the lenders, the Company has not obtained waivers of the noncompliance. Based on regularly scheduled debt service requirements, the Company has a total of $28.1 million of debt that must be repaid or refinanced within the next 12 months. However, as a result of the covenant noncompliance and other cross-default provisions, the Company has classified a total of $55.6 million of debt as current liabilities as of September 30, 1999. As discussed in Note 2, the Company would not be able to repay the total amount of its outstanding indebtedness if the applicable lenders forced immediate repayment.


4.       CHANGE IN ACCOUNTING PRINCIPLE

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

5.       EARNINGS PER SHARE

Information with respect to the calculation of basic and diluted earnings per share data follows:

                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                    ---------------------------------
                                                        1999                 1998
                                                        -----                ----
NUMERATOR:
     Income (loss) before cumulative effect
       of change in accounting principle            $  (7,529,000)      $     818,000
     Cumulative effect of change in
       accounting principle, net of tax                  (277,000)                -0-
                                                    -------------       -------------
     Net income (loss)                              $  (7,806,000)      $     818,000
                                                    =============       =============

DENOMINATOR:
     Basic average shares outstanding                   5,430,000           5,384,000
     Employee stock purchase plan                             N/A(1)           10,000
     Options                                                  N/A(1)            1,000
                                                    -------------       -------------
     Diluted average shares outstanding                 5,430,000           5,395,000
                                                    =============       =============

BASIC EARNINGS PER SHARE:
     Income (loss) before accounting change         $       (1.39)      $         .15
     Cumulative effect of change in
       accounting principle, net of tax                      (.05)                .00
                                                    -------------       -------------
     Net income (loss)                              $       (1.44)      $         .15
                                                    =============       =============

DILUTED EARNINGS PER SHARE:
     Income (loss) before accounting change         $       (1.39)      $         .15
     Cumulative effect of change in accounting
       principle, net of tax                                 (.05)                .00
                                                    -------------       -------------
     Net income (loss)                              $       (1.44)      $         .15
                                                    =============       =============

-----------------
(1) Not applicable since inclusion would be anti-dilutive.

6.   OTHER COMPREHENSIVE INCOME

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

Information with respect to the accumulated other comprehensive income balance is presented below:

                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                 -------------------------------
                                                        1999          1998
                                                        ----          ----
Foreign currency items:
    Beginning balance                                $ (412,000)   $ (196,000)
    Current period change, net of income tax            160,000      (218,000)
                                                     ----------    ----------
    Ending balance                                   $ (252,000)   $ (414,000)
                                                     ==========    ==========

Positive amounts represent unrealized gains and negative amounts represent unrealized losses.

7.   NON-RECURRING CHARGES

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

8.   OPERATING SEGMENT INFORMATION

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

                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                          -------------------------------
                      (IN THOUSANDS)                           1999            1998
                                                               ----            ----
   Net revenues:
     U.S. nursing homes                                     $ 103,707       $ 125,429
     U.S. assisted living facilities                           21,105          18,985
     Canadian operations                                       11,050          11,077
     Corporate                                                    644             718
     Eliminations                                                (704)           (713)
                                                            ---------       ---------
        Total                                               $ 135,802       $ 155,496
                                                            =========       =========

   Depreciation and amortization:
     U.S. nursing homes                                     $   1,780       $   1,537
     U.S. assisted living facilities                            1,321             940
     Canadian operations                                          274             260
     Corporate                                                     72              81
     Eliminations                                                 -0-             -0-
                                                            ---------       ---------
        Total                                               $   3,447       $   2,818
                                                            =========       =========

  Operating income (loss):
     U.S. nursing homes                                     $ (11,261)      $   2,064
     U.S. assisted living facilities                             (461)            449
     Canadian operations                                        1,246           1,342
     Corporate                                                 (1,288)         (2,577)
     Eliminations                                                 -0-             -0-
                                                            ---------       ---------
        Total                                               $ (11,764)      $   1,278
                                                            =========       =========


                                                           SEPTEMBER 30,  DECEMBER 31,
                                                              1999            1998
                                                            ---------       ---------
   Long-lived assets:
     U.S. nursing homes                                     $  54,946       $  56,396
     U.S. assisted living facilities                           34,483          33,987
     Canadian operations                                       12,710          10,536
     Corporate                                                 24,066          21,725
     Eliminations                                             (34,465)        (35,135)
                                                            ---------       ---------
        Total                                               $  91,740       $  87,509
                                                            =========       =========

  Total assets:
     U.S. nursing homes                                     $  75,284       $  88,473
     U.S. assisted living facilities                           36,819          36,926
     Canadian operations                                       15,870          13,718
     Corporate                                                 25,923          24,909
     Eliminations                                             (44,188)        (42,732)
                                                            ---------       ---------
        Total                                               $ 109,708       $ 121,294
                                                            =========       =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Advocat Inc. (together with its subsidiaries, "Advocat" or the "Company") provides long-term care services to nursing home patients and residents of assisted living facilities in 12 states, primarily in the Southeast, and three Canadian provinces. The Company completed its initial public offering in May 1994; however, its operational history can be traced to February 1980 through common senior management who were involved in different organizational structures.

The Company's facilities provide a range of health care services to their patients and residents. In addition to the nursing, personal care and social services usually provided in long-term care facilities, the Company offers a variety of comprehensive rehabilitation services as well as medical supply and nutritional support services.

As of September 30, 1999, Advocat's portfolio includes 122 facilities composed of 65 nursing homes containing 7,307 licensed beds and 57 assisted living facilities containing 5,320 units. In comparison, at September 30, 1998, the Company operated 115 facilities composed of 63 nursing homes containing 7,182 licensed beds and 52 assisted living facilities containing 4,900 units. As of September 30, 1999, the Company owns seven nursing homes, leases 36 others, and manages the remaining 22 nursing homes. Additionally, the Company owns 17 assisted living facilities, leases 27 others, and manages the remaining 13 assisted living facilities. The Company holds a minority equity interest in six of these managed assisted living facilities. In the United States, the Company operates 51 nursing homes and 36 assisted living facilities, and in Canada, the Company operates 14 nursing homes and 21 assisted living facilities.

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

RESULTS OF OPERATIONS

The Company is currently analyzing its results for the three months ended September 30, 1999 and believes that certain charges recorded in this period may apply to either or both of the three month periods ended March 31 or June 30, 1999. Upon completion of the analysis, quarterly data for the three quarters in the period ended September 30, 1999 will be included in subsequent filings with the Securities and Exchange Commission.

The following tables present the unaudited interim consolidated statements of operations and related data for the nine months ended September 30, 1999 and 1998.

          (IN THOUSANDS)                 NINE MONTHS ENDED SEPT. 30,
                                         ---------------------------
                                             1999           1998         CHANGE            %
                                             ----           ----         ------          -----
REVENUES:
       Patient revenues                   $ 105,071       $126,662      $(21,591)        (17.0)
       Resident revenues                     27,962         25,983         1,979           7.6
       Management fees                        2,656          2,708           (52)         (1.9)
       Interest                                 113            143           (30)        (21.1)
                                          ---------       --------      --------
                Net revenues                135,802        155,496       (19,694)        (12.7)
                                          ---------       --------      --------
EXPENSES:
       Operating                            115,466        123,546        (8,080)         (6.5)
       Lease                                 15,155         14,379           775           5.4
       General and administrative             9,372          8,159         1,213          14.9
       Interest                               4,126          3,848           278           7.2
       Depreciation and amortization          3,447          2,818           629          22.3
       Non-recurring charges                    -0-          1,468        (1,468)       (100.0)
                                          ---------       --------      --------
                Total expenses              147,566        154,218        (6,652)         (4.3)
                                          ---------       --------      --------

INCOME (LOSS) BEFORE INCOME TAXES           (11,764)         1,278       (13,042)      (1020.5)

PROVISION (BENEFIT) FOR INCOME TAXES         (4,235)           460        (4,695)      (1020.5)
                                          ---------       --------      --------

INCOME (LOSS) BEFORE CUMULATIVE
       EFFECT OF CHANGE IN
       ACCOUNTING PRINCIPLE                  (7,529)           818        (8,347)      (1020.5)

CUMULATIVE EFFECT OF CHANGE
       IN ACCOUNTING PRINCIPLE,
       NET OF TAX                              (277)           -0-          (277)          N/A
                                          ---------       --------      --------

NET INCOME (LOSS)                         $  (7,806)      $    818      $ (8,624)     (1,054.8)
                                          =========       ========      ========

PERCENTAGE OF NET REVENUES                             Nine Months Ended September 30,
                                                       -------------------------------
                                                             1999             1998
                                                             ----             ----
  REVENUES:
         Patient revenues                                    77.4%            81.5%
         Resident revenues                                   20.6             16.7
         Management fees                                      1.9              1.7
         Interest                                             0.1              0.1
                                                            -----            -----
               Net revenues                                 100.0%           100.0%
                                                            -----            -----

  OPERATING EXPENSES:
         Operating                                           85.0             79.5
         Lease                                               11.2              9.3
         General and administrative                           6.9              5.2
         Interest                                             3.0              2.5
         Depreciation and amortization                        2.5              1.8
         Non-recurring charges                                0.0              0.9
                                                            -----            -----
               Total expenses                               108.6             99.2
                                                            -----            -----

  INCOME (LOSS) BEFORE INCOME TAXES                          (8.6)             0.8

  PROVISION (BENEFIT) FOR INCOME TAXES                       (3.1)             0.3
                                                            -----            -----

  INCOME (LOSS) BEFORE CUMULATIVE
         EFFECT OF CHANGE IN
         ACCOUNTING PRINCIPLE                                (5.5)             0.5

  CUMULATIVE EFFECT OF CHANGE
         IN ACCOUNTING PRINCIPLE,
         NET OF TAX                                          (0.2)             0.0
                                                            -----            -----

  NET INCOME (LOSS)                                          (5.7)%            0.5
                                                            =====            =====



GENERAL

Medicare and Other Reimbursement Changes. In 1999, the Company has continued to experience the impact of Medicare payment limitations imposed by the Health Care Finance Administration upon all providers of nursing home Medicare services, including implementation of a prospective payment system ("PPS"). The four-year phase-in of PPS began for all providers at some point during the year ending June 30, 1999. In general, PPS provides a standard payment for Medicare Part A services to all providers regardless of their current costs. PPS creates an incentive for providers to reduce their costs, and management has reduced operating expenses in 1999 in an effort to offset the revenue reductions resulting from PPS. Management estimates that the ultimate impact of PPS on Company revenues will be a reduction of $16.0 to $17.0 million per year. Since the onset of PPS, management has reduced costs in response to PPS such that there has been little direct impact on net operations. However, the Company's Medicare census has declined significantly as an indirect result of PPS and other reimbursement changes, which has resulted in a reduction in the amount of the Company's overhead absorbed by the Company's Medicare operations. Since PPS is still an evolving process, its ultimate impact cannot be known with certainty at this time.

Cost restrictions placed on the provision of rehabilitation (ancillary) services have been significant. Beginning in January 1998, the allowable costs for cost reimbursement components of Medicare Part B services became subject to a limitation factor of 90% of actual cost. In 1999, the cost reimbursement system for rehabilitation services has been replaced by a system of fee screens that effectively limit reimbursement and place caps on the maximum fees that may be charged for therapy services. Historically, the Company subcontracted the provision of these therapy services. However, in response to the deep cuts in fees for service, the Company's therapy subcontractor exited the business. And in June 1999, the Company began providing such services in house. The Company anticipates that this will further negatively impact operations although the ultimate effect cannot yet be reasonably estimated. These changes with respect to Part B reimbursement have combined to cause a dramatic decrease in the Company's ancillary revenues and expenses. In general, the Company has been successful in reducing costs in tandem with the revenue reductions from the provision of therapy services. However, the Company has assumed more operating risk in electing to provide therapy services for its own account. The Company also believes that it and the industry have experienced occupancy declines as doctors have kept patients in hospitals rather than allowing their admittance to nursing homes where therapy services are now limited.

These changes are endemic upon the industry. They have resulted pursuant to the administrative implementation of the guidelines contained in the Balanced Budget Act of 1997 (the "BBA"). Under the BBA, Medicare expenditures by the Federal government have been cut approximately 20%. This has been a sudden, drastic blow to the industry. Other providers who relied more heavily on the provision of services to higher acuity patients have been impacted more severely than the Company. There have already been several major bankruptcy filings. Without remediation, the long-term effect on the industry is expected to be catastrophic. As the impact of these changes upon both providers and beneficiaries has become known, there has been growing political awareness of a need to re-examine the drastic cuts that have been implemented. On November 19, 1999, the Senate passed compromise legislation already passed by the House of Representatives that restores for two years $2.7 billion in Medicare cuts. The measure is pending President Clinton's signature to become law. There is also movement that may result in the institution of administrative changes that would restore some revenues to the U.S. nursing home industry. While such activity is positive, there is no expectation by management that the current round of legislative and administrative relief under consideration is sufficient to restore the economic viability the industry needs.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS
ENDED SEPTEMBER 30, 1998

Revenues. Net revenues decreased to $135.8 million in 1999 from $155.5 million in 1998, a decrease of $19.7 million, or 12.7%. Resident revenues increased to $28.0 million in 1999 from $26.0 million in 1998, an increase of $2.0 million, or 7.6%. Of the increase in resident revenues, $864,000, or 3.3%, is attributable to two facilities the Company began operating late in the second quarter of 1999. Patient revenues decreased to $105.1 million in 1999 from $126.6 million in 1998, a decrease of $21.6 million, or 17.0%. This decrease in patient revenues is due primarily to the Medicare reimbursement changes and a decline in Medicare census. In addition, effective April 1, 1999, the Company ceased operating a facility it had previously leased; this facility provided $3.2 million in comparable revenues that were not repeated in 1999. There was a 2.7% decline in patient and resident days, approximately 50,000 days, which was primarily due to decreases in the nursing home segment. Approximately 12,000 of this decline in days related to the terminated lease. There was a 32.1% decline in Medicare days, approximately 29,000 days, and reductions of approximately 16,000 days and 12,000 days among private-pay and Medicaid patients, respectively. This decline in Medicare days accounts for approximately $9.6 million of the overall revenue reduction. As a percent of patient and resident revenues, Medicare decreased to 15.4% in 1999 from 24.0% in 1998 while Medicaid and similar programs increased to 65.6% in 1999 from 57.0% in 1998.

Patient revenues also declined in 1999 compared to 1998 due to the recording of negative revenue adjustments resulting from reimbursement issues with several states. Two of the Company's Alabama facilities were decertified for a portion of 1997. As a result of the decertifications, the state retroactively recouped incentives that had previously been paid to these facilities with respect to 1996 and 1997. Although the Company believes that its efforts seeking restitution through the judicial system may ultimately prove successful, since success is not assured, the incentive revenue has been reversed in 1999. Additionally, certain patient claims by the Company's West Virginia facilities were denied in prior years by the third party intermediary. The Company has exhausted efforts to get the claims approved, and so in 1999, the Company has reversed these revenues. Finally, the Arkansas Medical system has refused to pay to all nursing home operators a rate increase that had been both communicated to the Company and provided for in the state budget that would have covered a portion of both 1998 and 1999. Although the Company is not party to the action, litigation is being pursued seeking to force the payment of the budgeted increase. Because the prospects for collection are currently uncertain, the Company has reversed this revenue that had been recognized over the last half of 1998 and the first half of 1999. Taken together, these reimbursement issues, along with miscellaneous other matters, accounted for approximately $2.0 million of the decline in patient revenues.

Ancillary service revenues, prior to contractual allowances, decreased to $17.4 million in 1999 from $42.9 million in 1998, a decrease of $25.5 million, or 59.5%. The decrease is primarily attributable to reductions in revenue availability under Medicare and is consistent with the Company's expectation. Although there are currently some prospects for legislative and administrative relief, cost limits and revenue caps are continuing to be placed on ancillary services, primarily rehabilitation therapy. The Company anticipates that ancillary service revenues will remain flat or trend up marginally during the next 12 months. The ultimate effect on the Company's operations cannot be predicted at this time because the extent and composition of the cost limitations are subject to change.

Operating Expenses. Operating expenses decreased to $115.5 million in 1999 from $123.6 million in 1998, a decrease of $8.1 million, or 6.5%. The decrease is primarily attributable to cost reductions implemented in response to the Medicare reimbursement changes (that is, reduced provision of therapy services and in the costs to provide them). Several significant expense increases, however, combined to offset the general decrease. The provision for doubtful accounts was $5.5 million in 1999 as compared with $1.0 million in 1998, an increase of $4.5 million, or 450.2%. The Company has substantially completed in the third quarter of 1999 an intensive examination of its accounts receivable and determined that the probability of ultimately collecting a substantial amount of its older accounts receivable is not as likely as concluded in previous quarterly evaluations. The Company is self-insured for workers' compensation claims prior to May 1997. In connection therewith, the Company recognized a charge of $650,000 in 1999 to provide for the expected costs on claims related to this period that remain open. The expected costs have grown as the open cases continued to adversely develop in 1999. The Company also recognized a charge of $493,000 in 1999 to provide additional reserves for the self-insured portion of liability claims incurred prior to 1998, which claims have developed adversely in 1999 compared to previous evaluations. Finally it is generally recognized that the regulatory environment in which nursing homes operate has become more restrictive. In 1999, the Company incurred approximately $400,000 in fines and penalties compared to approximately $50,000 in the 1998 period. The largest component of operating expense is wages, which increased to $57.6 million in 1999 from $57.0 million in 1998, an increase of $565,000, or 1.0%. Savings from staff reductions in response to census declines have been offset by inflationary increases and staff increases related to the provision of rehabilitation therapy. The Company's wage increases are generally in line with inflation. As a percent of patient and resident revenues, operating expenses increased to 86.8% in 1999 from 80.9% in 1998.

Lease Expense. Lease expense increased to $15.2 million in 1999 from $14.4 million in 1998, an increase of $775,000, or 5.4%. Of this increase, $206,000, or 1.4%, is attributable to the two new facilities. The increase was offset by $241,000 not repeated in 1999 due to the facility whose lease term expired April 1, 1999. Adjustments in the majority of the Company's lease agreements are generally tied to inflation.

General and Administrative Expense. General and administrative expense increased to $9.4 million in 1999 from $8.2 million in 1998, an increase of $1.2 million, or 14.9%. As a percent of total net revenues, general and administrative expense increased to 6.9% in 1999 compared with 5.2% in 1998. In 1999, the Company recognized a charge of $500,000 due to further impairment of its investment in TDLP. The 1999 period also includes a provision for $275,000 of severance benefits for Mary Margaret Hamlett, former Chief Financial Officer of the Company.

Interest Expense. Interest expense increased to $4.1 million in 1999 from $3.8 million in 1998, an increase of $278,000, or 7.2%. The increase is primarily attributable to increased borrowings in the first half of 1999.

Depreciation and Amortization. Depreciation and amortization expenses increased to $3.4 million in 1999 from $2.8 million in 1998, an increase of $629,000, or 22.3%. The increase is primarily attributable to additional depreciable property placed in service during 1999 and 1998.

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

Non-Recurring Charges. The Company incurred $1.5 million in charges in 1998 that were not repeated in 1999. These charges were primarily restructuring charges associated with the Company's conversion of its management information systems.

Income (Loss) Before Income Taxes; Net Income (Loss); Earnings (Loss) Per Share. As a result of the above, the loss before income taxes and the cumulative effect of the change in accounting principle was $(11.8) million in 1999 as compared with income of $1.3 million in 1998, a decrease of $13.1 million. The effective combined federal, state and provincial income tax rate was 36.0% in both 1999 and 1998. The net loss after taxes and the cumulative effect of the change in accounting principle was $(7.8) million in 1999 as compared with net income of $818,000 in 1998, a decrease of $8.6 million, and basic and diluted earnings per share were each a loss of $(1.44) in 1999 as compared with each being income of $.15 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Certain of the Company's loan agreements contain various financial covenants, the most restrictive of which relate to net worth, cash flow, debt to equity ratio requirements, and limits on the payment of dividends to shareholders. As of both September 30 and November 15, 1999, the Company was not in compliance with the covenants. Cross-default or material adverse change provisions contained in the agreements allow the holders of substantially all of the Company's debt to demand immediate repayment. Although the noncompliance and resulting actions have not been formally or informally declared by the lenders, the Company has not obtained waivers of the noncompliance. Based on regularly scheduled debt service requirements, the Company has a total of $28.1 million of debt that must be repaid or refinanced within the next 12 months. However, as a result of the covenant noncompliance and other cross-default provisions, the Company has classified a total of $55.6 million of debt as current liabilities as of September 30, 1999. The Company would not be able to repay the total amount of its indebtedness outstanding if the applicable lenders forced immediate repayment.

At September 30, 1999 and December 31, 1998, the Company had negative working capital of $(54.7) million and $(16.2) million, respectively, and the current ratio was 0.2 and 0.7, respectively. The negative working capital results primarily from the Company's classification of a majority of its debt as current liabilities as of September 30, 1999 and the current maturities of long-term debt as of December 31, 1998.

Net cash provided by operating activities totaled $5.8 million and $3.4 million in the nine month periods ended September 30, 1999 and 1998, respectively. These amounts primarily represent the cash flows from net income plus changes in non-cash components of operations and by working capital changes.

Net cash used by investing activities totaled $4.1 million and $6.8 million in the nine month periods ended September 30, 1999 and 1998, respectively. These amounts primarily represent purchases of property plant and equipment, investments in and advances to Canadian joint ventures and additional investment in TDLP, a limited partnership for which the Company serves as the general partner. The Company has used between $2.4 million and $5.2 million for capital expenditures in each of the last three calendar years ending December 31, 1998. Substantially all such expenditures were for facility improvements and equipment, which were financed principally through working capital. For the year ended December 31, 1999, the Company anticipates that capital expenditures for improvements and equipment for its existing facility operations will be approximately $4.2 million, including $1.6 million for non-routine projects.

Net cash provided (used) by financing activities totaled $(2.8 million) and $2.6 million in the nine month periods ended September 30, 1999 and 1998, respectively. The net cash provided from financing activities primarily represents net proceeds from issuance and repayment of debt and advances to TDLP.

At September 30, 1999, the Company had total debt outstanding of $61.8 million, of which $36.2 million was principally mortgage debt bearing interest, generally at floating rates ranging from 6.3% to 10.0%. The Company also had outstanding a promissory note (the "Bridge Loan") in the amount of $9.4 million. The Company's remaining debt of $16.2 million was drawn under the Company's lines of credit, consisting of a working capital line of credit and an acquisition line of credit. Most of the Company's debt is at floating interest rates, generally at a spread above the London Interbank Offered Rate ("LIBOR").

On June 4, 1999, the Company closed two loans totaling $25.25 million (the "NC Loans"). The NC Loans are secured by the 13 owned assisted living facilities the Company operates in the state of North Carolina. The NC Loans mature in June 2002, bear interest at LIBOR plus 2.35%, and provide for principal amortization under a 25-year amortization schedule. The net proceeds available at closing, $24.7 million, were applied against the Company's indebtedness under the Bridge Loan. As of both September 30 and November 15, 1999, the outstanding indebtedness under the NC Loans was approximately $25.1 million and the interest rate was 7.7% and 7.8%, respectively.

The Bridge Loan had an original indebtedness of $34.1 million. It was used to fund the purchase of the Company's North Carolina assisted living operations, which closed on September 30, 1997. With the application of the net proceeds from the NC Loans, the balance of the Bridge Loan was reduced to $9.4 million. Prior to the principal reduction, the Bridge Loan had a maturity date of July 1, 1999, carried interest at LIBOR plus 3.0%, and had a restriction against pledging the North Carolina assets as collateral with any other lender. With the reduction in the principal balance, the Company and its lenders agreed to modify the terms of the Bridge Loan by extending the stated maturity date to October 1, 1999 (since extended to December 1, 1999), increasing the interest rate to 12.0% fixed, and providing certain security interests to the lenders. These security interests include two non-operating properties in North Carolina and the Company's limited partnership interests in TDLP. No further principal reductions have been made or are scheduled at this time, but the Company has agreed to apply against the Bridge Loan indebtedness any net proceeds realized from the sale of the collateral comprising the additional security interests.

As of September 30, 1999, the Company had drawn $1.4 million, had $5.5 million of letters of credit outstanding, and had $1.9 million remaining borrowing capability under its working capital line of credit. As of November 15, 1999, the Company had drawn $2.6 million, had $5.5 million of letters of credit outstanding, and had $325,000 remaining borrowing capability under its working capital line of credit. The interest rate applicable at both September 30 and November 15, 1999, was 7.9%. The working capital line of credit matures December 1, 1999. An extension of the existing agreement or a replacement working capital line of credit is currently being negotiated with the existing bank lender.

Over the past year, the Company's bank lender has provided additional line of credit availability (the "Overline"). Availability under the Overline began at $4.0 million, was reduced to $3.75 million in the third quarter of 1999, and has since been reduced further to its current level of $3.5 million. Since April 14, 1999, the Overline has carried interest at 14.0% but was otherwise subject to the same terms and conditions as the Company's working capital line of credit. The Overline carried an original maturity of July 1, 1999. Coincident with the changes with respect to the Bridge Loan, the lender agreed to revised terms with respect to the Overline. These revisions, including availability reduction, extended the maturity date to December 1, 1999, and provided for increased reporting responsibility to the lender and cooperation with the lender in the completion of an audit of the Company's accounts receivable. In addition, the Company has agreed to formalize by November 15, 1999, with respect to certain available assets, first and second collateral positions in favor of the lender. Amounts drawn under the Overline totaled $3.75 million and $3.5 million as of September 30, 1999 and November 15, 1999, respectively.

The acquisition line of credit of $40.0 million, less outstanding borrowings, was available to fund approved acquisitions through October 1999. The Company's obligations under the acquisition line are secured by the assets acquired with the draws under the acquisition line. Advances under the acquisition line bear interest, payable monthly, at LIBOR plus a defined spread with respect to each facility based upon its loan-to-value ratio and debt service coverage. Individual advances made under the acquisition line are due three years from the date of initial funding. As of both September 30, 1999, and November 15, 1999, the Company has $11.1 million outstanding under the acquisition line, which amount was secured by four nursing homes. No further draws are available under the acquisition line of credit. Amounts outstanding under the acquisition line of credit mature on December 1, 1999, however, the Company has signed an agreement with the existing lender and is proceeding along a course that is expected to result in an extension of the maturity date to April 30, 2000 and, ultimately, replacement long-term financing with such lender.

Based on regularly scheduled debt service requirements (i.e., excluding any potential acceleration due to formal declaration of default by one or more of the Company's lenders), at September 30, 1999, $28.1 million of the Company's total debt of $61.8 million must be repaid or refinanced during the next 12 months. These scheduled maturities are as follows: $11.1 million under the acquisition line, secured by four nursing homes, due December 1, 1999; $1.2 million mortgage payable to a Canadian bank, secured by one nursing home, due December 1, 1999; $1.4 million under the working capital line of credit, due December 1, 1999; $3.75 million under the Overline, due December 1, 1999; $9.4 million under the Bridge Loan due December 1, 1999; and miscellaneous scheduled maturities over the next 12 months of $1.2 million. With respect to the $11.1 million borrowed under the acquisition line, the Company has signed an agreement to extend the maturity to April 30, 2000 and expects to refinance this debt with long-term fixed-rate debt with the same lender in early 2000. The Company expects to extend the $1.2 million Canadian mortgage with long-term fixed-rate debt with the existing mortgage holder before the December 1, 1999 maturity. With respect to the Bridge Loan, the working capital line of credit, and the Overline, the Company is currently negotiating with the existing lender to further restructure the terms, including extension of their maturity dates, beyond December 1, 1999. The Company expects to repay a portion of this debt through various means such as the sale of certain assets, refinancing mortgage debt, and through cash generated from operations. The Company expects to repay the miscellaneous current maturities of $1.2 million with cash generated from operations. Management is hopeful that it will be successful in restructuring the Company's debt as described. However, there can be no assurance that the Company's restructuring efforts will be successful.

In addition, it is anticipated that, assuming continuation of current conditions, the Company will not be in compliance at December 31, 1999 with the financial covenants applicable to the lease agreements covering a majority of its United States nursing facilities. Under the agreements, the lessor has the right to terminate the lease agreements and seek recovery of any related financial losses.

At a minimum, the Company's cash requirements over the next 12 months include funding operations, capital expenditures, scheduled debt service, and other working capital requirements. No assurance can be given that the Company will have sufficient cash to meet its requirements for the next 12 months. As previously described, the Company is currently discussing potential restructuring and refinancing alternatives with its current lenders as well as with its primary lessor. If the Company's lenders forced immediate repayment, the Company would not be able to repay the total amount of its indebtedness outstanding. Further, no assurance can be given that the Company will be successful in negotiating waivers, amendments, or refinancings of outstanding debt or lease commitments, or that the Company will be able to meet any amended financial covenants in the future. If the Company is unable to generate sufficient cash flow from its operations or successfully negotiate debt or lease amendments, it will explore a variety of other options, including but not limited to other sources of financing, asset dispositions, or relief under the United States Bankruptcy code. The Company's interim consolidated financial statements as of and for the nine months ended September 30, 1999 do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Gross accounts receivable attributable to the provision of patient and resident services at September 30, 1999 and December 31, 1998, totaled $16.6 million and $28.3 million, respectively, representing approximately 35 and 53 days in accounts receivable, respectively. Accounts receivable from the provision of management services was $487,000 and $387,000 at September 30, 1999 and December 31, 1998, respectively, representing approximately 52 and 39 days in accounts receivable, respectively.

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

HEALTH CARE INDUSTRY

The health care industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government health care program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Changes in these laws and regulations, such as reimbursement policies of Medicare and Medicaid programs as a result of budget cuts by federal and state governments or other legislative and regulatory actions, could have a material adverse effect on the Company's consolidated financial position, results of operations, and cash flows. Future federal budget legislation and federal and state regulatory changes may negatively impact the Company.

All of the Company's facilities are required to obtain annual licensure renewal and are subject to annual surveys and inspections in order to be certified for participation in the Medicare and Medicaid programs. In order to maintain their operator's license and their certification for participation in Medicare and Medicaid programs, the nursing facilities must meet certain statutory and administrative requirements. These requirements relate to the condition of the facilities, the adequacy and condition of the equipment used therein, the quality and adequacy of personnel, and the quality of medical care. Such requirements are subject to change. There can be no assurance that, in the future, the Company will be able to maintain such licenses for its facilities or that the Company will not be required to expend significant sums in order to do so.

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

During 1997, the Federal government enacted the Balanced Budget Act of 1997 ("BBA"), which contains numerous Medicare and Medicaid cost-saving measures. The BBA requires that nursing homes transition to a prospective payment system ("PPS") under the Medicare program during a four-year "transition period," commencing with the first cost reporting period beginning on or after July 1, 1998. As of September 30, 1999, all of the Company's facilities had begun the PPS transition. The BBA also contains certain measures that have and could lead to further future reductions in Medicare therapy reimbursement and Medicaid payment rates. To date, the major impact on the Company from PPS and other reimbursement changes, has been systemic occupancy declines, which have reduced the amount of overhead absorbed under the Company's Medicare operations. Definitely, both revenues and expenses have been reduced significantly from the levels prior to PPS. With respect to Medicare therapy allowable cost and fee reductions, the Company estimates that net operations was negatively impacted in both 1998 and 1999 and will continue to be negatively impacted beyond 1999 as a result of the changes brought about under the BBA. However, the ultimate negative impact on the Company's operations cannot be reasonably estimated. Any reductions in government spending for long-term health care could have an adverse effect on the operating results and cash flows of the Company. The Company will attempt to maximize the revenues available to it from governmental sources within the changes that will occur under the BBA. In addition, the Company will attempt to increase revenues from nongovernmental sources, including expansion of its assisted living and Canadian operations to the extent capital is available to do so, if at all.

While federal regulations do not provide states with grounds to curtail funding of their Medicaid cost reimbursement programs due to state budget deficiencies, states have nevertheless curtailed funding in such circumstances in the past. No assurance can be given that states will not do so in the future or that the future funding of Medicaid programs will remain at levels comparable to the present levels. The United States Supreme Court ruled in 1990 that healthcare providers could use the Boren Amendment to require states to comply with their legal obligation to adequately fund Medicaid programs. The BBA repeals the Boren Amendment and authorizes states to develop their own standards for setting payment rates. It requires each state to use a public process for establishing proposed rates whereby the methodoligies and justifications used for setting such rates are available for public review and comment. This requires facilities to become more involved in the rate setting process since failure to do so may interfere with a facility's ability to challenge rates later.

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

In addition, Mr. Charles H. Rinne joined the Company effective June 28, 1999. Mr. Rinne is President and Chief Operating Officer of the Company.

STOCK EXCHANGE

On November 10, 1999, the Company's stock began being quoted on the NASD's OTC Bulletin Board under the symbol AVCA. Previously, the Company's common stock was traded on the New York Stock Exchange under the symbol AVC. The Company's common stock is also traded on the Toronto Stock Exchange under the symbol AVCU.

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

IMPACT OF THE YEAR 2000

The Company has established a Year 2000 ("Y2K") compliance committee. The committee is charged with identifying potential problems faced by the Company as a result of Y2K and develop remedial or contingency plans in anticipation of them. Working closely with the Company's insurance carrier, the Committee has developed a formal, documented plan to address potential Y2K problems, which is both being implemented and challenged for adequacy and completeness at this time. The plan has required assessment and preparatory activity at the Company's facilities. During the Y2K transition period from late 1999 into early 2000, vacations have been prohibited for personnel deemed to be critical to the provision of safe care to the Company's patients and residents.

Management has completed the management information systems conversion with respect to its United States nursing home operations. Additionally, the conversion of the management information systems of the United States assisted living operations is substantially complete. Included in the process of selecting hardware and software, assurances were received from the various vendors that their products are or will be Y2K compliant. The Company continues to evaluate other information technology areas that may be affected including existing hardware systems. To date, no issues of a material nature have been identified, and the costs of ensuring compliance are not expected to have a material impact on the Company's results of operations.

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

Paying agencies are only one example of the Company's dependence on the Y2K preparedness of other entities and vendors. Other examples include the normal flow of patient care and nutritional supplies, utilities, communications, banking services and therapy subcontractors. Just as with the Company's own systems, the failure of third parties to remedy Y2K problems or the failure to address unanticipated Y2K problems could have a material adverse effect on the Company's business, financial condition and results of operations.

Management has reported to the Board of Directors on the Company's ability to deal with Y2K issues. Management is mandated by the Board of Directors to continue its evaluations of Y2K preparedness and to make periodic reports of its assessments and plans. Contingency plans for the Company's Y2K related issues continue to be developed, including identification of alternate suppliers and vendors, alternate technologies, and manual systems. Management believes that the Company is well-positioned to experience Y2K successfully. Costs of the Company's Y2K preparedness programs through November 15, 1999, have not been material, and management does not expect costs to be material in future periods. The Company is fortunate in that the service it provides is generally custodial in nature and lacking in a heavy dependence on highly technical biomedical equipment. However, the worst case result of assumed non-compliance in any of several critical areas would likely have a catastrophic impact on the Company's ability to deliver its services to patients and residents in a safe manner and, consequently, on the Company's results of operations. Should catastrophic events occur that are out of the Company's control, such as those described above, the magnitude of that problem will affect not only the Company, but society as a whole.

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

FORWARD-LOOKING STATEMENTS

The foregoing discussion and analysis provides information deemed by management to be relevant to an assessment and understanding of the Company's consolidated results of operations and its financial condition. It should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain statements made by or on behalf of the Company, including those contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties including, but not limited to, changes in governmental reimbursement or regulation, health care reforms, the increased cost of borrowing under the Company's credit agreements, covenant waivers from the Company's lenders, possible amendments to the Company's credit agreements, the impact of future licensing surveys, the ability to execute on the Company's acquisition program, both in obtaining suitable acquisitions and financing therefor, changing economic conditions as well as others. Investors also should refer to the risks identified in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as risks identified in the Company's Form 10-K for the year ended December 31, 1998 for a discussion of various risk factors of the Company and that are inherent in the healthcare industry. Given these risks and uncertainties, the Company can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, cautions investors not to place undue reliance on them. Actual results may differ materially from those described in such forward-looking statements. Such cautionary statements identify important factors that could cause the Company's actual results to materially differ from those projected in forward-looking statements. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.




                          PART II -- OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities

         The Company is not currently in compliance with certain covenants of its loan agreements and certain other indebtedness. See "Managements Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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



                          ADVOCAT INC.

November 22, 1999
                          By: /s/ Richard B. Vacek, Jr.
                             ---------------------------------------------------
                              Richard B. Vacek, Jr.
                              Executive Vice president, Chief Financial Officer, Principal Financial Officer and Chief Accounting Officer and An Officer Duly Authorized to Sign
                              on Behalf of the Registrant

                                 EXHIBIT INDEX

EXHIBIT                     DESCRIPTION OF EXHIBITS
NUMBER
3.1-   Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement
       No. 33-76150 on Form S-1).
3.2-   Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the
       Company's Registration Statement No. 33-76150 on Form S-1).
3.3-   Amendment to Certificate of Incorporation dated March 23, 1995
       (incorporated by reference to Exhibit A of Exhibit 1 to Form 8-A filed
       March 30, 1995).
4.1-   Form of Common Stock Certificate (incorporated by reference to Exhibit
       4 to the Company's Registration Statement No. 33-76150 on Form S-1).
4.2-   Rights Agreement dated March 13, 1995, between the Company and Third
       National Bank in Nashville (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated March 13, 1995).
4.3-   Summary of Shareholder Rights Plan adopted March 13, 1995 (incorporated by reference to Exhibit B of Exhibit 1 to Form 8-A filed March 30, 1995).
4.4-   Rights Agreement of Advocat Inc. dated March 23, 1995 (incorporated by reference to Exhibit 1 to Form 8-A filed March 30, 1995).
10.1-  Form of Fifth Amendment to Master Credit and Security Agreement between
       Diversicare Management Services Co. and First American National Bank.
10.2-  Fourth Amendment to Loan and Negative Pledge Agreement dated October 1,
       1999 between Diversicare Assisted Living Services NC, LLC. and First
       American National Bank along with AmSouth Bank.
10.3-  Line of Credit Note (Overline Facility) dated October 1, 1999 between
       Diversicare Management Services Co. and First American National Bank.
27-    Financial Data Schedule (for SEC use only).