Form 10-Q/A
period 1999-03-31
ADVOCAT INC
filed 2000-01-11
CIK 919956

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A
CHECK ONE:

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

                                    5,491,693
    -----------------------------------------------------------------------
    (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF JANUARY 3, 2000)

In connection with reporting its results for the nine months ended September 30, 1999, Advocat Inc. recorded certain adjustments to its previously reported interim results for 1999. The adjustments, all of which reduce pre-tax operations, that affect the quarterly period ended March 31, 1999 total $1,351,000 and are summarized as follows:

         Increase in allowance for bad debts                                  $538,000
         Increase in self-insurance reserves for workers' compensation
              claims                                                           362,000
         Write-off of certain assets                                           189,000
         Recognition of costs in association with the termination of an
              operating lease                                                  135,000
         Increase in depreciation expense                                       81,000
         Increase in lease expense due to reallocation of expense over
              the life of a long-term lease                                     46,000

This Report on Form 10-Q/A reflects the effect of these adjustments and certain other balance sheet reclassifications.

The following Items are amended hereby:

PART I -- FINANCIAL INFORMATION:
         Item 1.    Financial Statements.
         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
PART II -- OTHER INFORMATION
         Item 3.    Defaults Upon Senior Securities.
         Item 6.    Exhibits and Reports on Form 8-K.

                          PART I. FINANCIAL INFORMATION


ITEM 1  -  FINANCIAL STATEMENTS

                                  ADVOCAT INC.
                       INTERIM CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                              March 31,       December 31,
                                                                1999             1998

                                                              ---------       ------------
                                                            (As Restated;
                                                             See Note 3)
                                                             (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents                                 $   1,282         $   2,347
    Receivables, less allowance for doubtful
         accounts of $2,343 and $2,650,
         respectively                                            23,740            26,289
    Income taxes receivable                                         760               800
    Inventories                                                   1,210             1,102
    Prepaid expenses and other assets                             1,065             1,528
    Deferred income taxes                                         1,950             1,719
                                                              ---------         ---------
              Total current assets                               30,007            33,785
                                                              ---------         ---------


PROPERTY AND EQUIPMENT, at cost                                  83,375            82,140
    Less accumulated depreciation
         and amortization                                       (16,295)          (15,548)
                                                              ---------         ---------
              Net property and equipment                         67,080            66,592
                                                              ---------         ---------


OTHER ASSETS:
    Deferred tax benefit                                          6,229             6,338
    Deferred financing and other costs, net                         775             1,150
    Assets held for sale or redevelopment                         3,465             3,465
    Investments in and receivables from joint ventures            7,671             7,194
    Other                                                         3,023             2,770
                                                              ---------         ---------
              Total other assets                                 21,163            20,917
                                                              ---------         ---------

                                                              $ 118,250         $ 121,294
                                                              =========         =========



                                   (Continued)

                                  ADVOCAT INC.

                       INTERIM CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (CONTINUED)


                                                              March 31,       December 31,
                                                                1999             1998
                                                              ---------       ------------
                                                            (As Restated;
                                                             See Note 3)
                                                             (UNAUDITED)
CURRENT LIABILITIES:
    Current portion of long-term debt                         $  54,900         $  30,126
    Trade accounts payable                                       10,174             9,327
    Accrued expenses:
         Payroll and employee benefits                            4,501             4,920
         Interest                                                   566               857
         Self-insurance reserves                                  2,556             2,375
         Other                                                    2,700             2,413
                                                              ---------         ---------
              Total current liabilities                          75,397            50,018
                                                              ---------         ---------

NONCURRENT LIABILITIES:
    Long-term debt, less current portion                          5,671            33,514
    Deferred gains with respect to leases, net                    3,231             3,293
    Self-insurance reserves, less current portion                 1,839             1,665
    Other                                                         5,486             5,243
                                                              ---------         ---------
              Total noncurrent liabilities                       16,227            43,715
                                                              ---------         ---------



COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, authorized 1,000,000 shares,
         $.10 par value, none issued and outstanding                -0-               -0-
    Common stock, authorized 20,000,000 shares,
         $.01 par value, 5,399,000 issued and outstanding at
         March 31, 1999 and December 31, 1998, respectively          54                54
    Paid-in capital                                              15,765            15,765
    Retained earnings                                            10,807            11,742
                                                              ---------         ---------
              Total shareholders' equity                         26,626            27,561
                                                              ---------         ---------

                                                              $ 118,250         $ 121,294
                                                              =========         =========


The accompanying notes are an integral part of these interim consolidated balance sheets.

                                  ADVOCAT INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, AND UNAUDITED)

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                         ----------------------------
                                                                             1999             1998
                                                                           --------         -------
                                                                        (As Restated;
                                                                         See Note 3)
REVENUES:
    Patient revenues                                                       $ 36,854         $41,839
    Resident revenues                                                         8,905           8,705
    Management fees                                                             919             906
    Interest                                                                     34              43
                                                                           --------         -------
         Net revenues                                                        46,712          51,493
                                                                           --------         -------

EXPENSES:
    Operating                                                                37,723          41,252
    Lease                                                                     4,901           4,754
    General and administrative                                                2,735           2,726
    Interest                                                                  1,307           1,245
    Depreciation and amortization                                             1,148             962
                                                                           --------         -------
         Total expenses                                                      47,814          50,939
                                                                           --------         -------

INCOME (LOSS) BEFORE INCOME TAXES                                            (1,102)            554
PROVISION (BENEFIT) FOR INCOME TAXES                                           (396)            199
                                                                           --------         -------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
    OF CHANGE IN ACCOUNTING PRINCIPLE                                          (706)            355
CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE, NET OF TAX                                           (277)            -0-
                                                                           --------         -------
NET INCOME (LOSS)                                                          $   (983)        $   355
                                                                           ========         =======

BASIC EARNINGS PER SHARE:
    Income (loss) before accounting change                                 $   (.13)        $   .07
    Cumulative effect of change in accounting principle, net of tax            (.05)            -0-
                                                                           --------         -------
    Net income (loss)                                                      $   (.18)        $   .07
                                                                           ========         =======

DILUTED EARNINGS PER SHARE
    Income (loss) before accounting change                                 $   (.13)         $  .07
    Cumulative effect of change in accounting principle, net of tax            (.05)            -0-
                                                                           --------         -------
    Net income (loss)                                                      $   (.18)        $   .07
                                                                           ========         =======

WEIGHTED AVERAGE SHARES:
    Basic                                                                     5,399           5,377
                                                                           ========         =======

    Diluted                                                                   5,399           5,388
                                                                           ========         =======


The accompanying notes are an integral part of these interim consolidated financial statements.

                                  ADVOCAT INC.

             INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                          (IN THOUSANDS AND UNAUDITED)



                                                                         THREE MONTHS ENDED MARCH 31,
                                                                         ----------------------------
                                                                             1999             1998
                                                                           --------         -------
                                                                        (As Restated;
                                                                         See Note 3)
NET INCOME (LOSS)                                                          $   (983)        $   355
                                                                           --------         -------

OTHER COMPREHENSIVE INCOME:
    Foreign currency translation adjustments                                     74              37
    Income tax expense                                                          (27)            (13)
                                                                           --------         -------
                                                                                 47              24
                                                                           --------         -------

COMPREHENSIVE INCOME (LOSS)                                                $   (936)        $   379
                                                                           ========         =======











The accompanying notes are an integral part of these interim consolidated financial statements.

                                  ADVOCAT INC.

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)


                                                                        THREE MONTHS ENDED MARCH 31,
                                                                        ----------------------------
                                                                          1999               1998
                                                                        --------           -------
                                                                      (As Restated;
                                                                       See Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income  (loss)                                                  $  (983)            $   355
    Items not involving cash:
         Depreciation and amortization                                    1,148                 962
         Provision for doubtful accounts                                    729                 446
         Equity (earnings) loss in joint ventures                            32                 (21)
         Amortization of deferred balances                                   (4)               (170)
         Deferred income taxes                                             (149)               (195)
         Write off pursuant to change in accounting principle               433                 -0-
    Changes in other assets and liabilities:
         Receivables, net                                                 1,778                 264
         Inventories                                                       (108)                (13)
         Prepaid expenses and other assets                                  489                (301)
         Trade accounts payable and accrued expenses                        756               1,582
         Other                                                              (29)                 (4)
                                                                        -------             -------
              Net cash provided from operating activities                 4,092               2,905
                                                                        -------             -------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment, net                             (1,446)             (1,098)
    Investment in TDLP                                                     (157)               (625)
    Mortgages receivable, net                                               137                (305)
    Deposits, pre-opening costs and other                                  (361)               (350)
    Investment in and advances to joint ventures, net                      (273)               (764)
    TDLP partnership distributions                                           72                  75
                                                                        -------             -------
         Net cash used in investing activities                           (2,028)             (3,067)
                                                                        -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from (repayment of) bank line of credit                 (3,490)              1,830
    Proceeds from issuance of debt obligations                              636                 -0-
    Repayment of debt obligations                                          (187)               (211)
    Advances to TDLP, net                                                   (50)               (746)
    Increase in lease obligations                                            47                 -0-
    Financing costs                                                         (85)                 (9)
                                                                        -------             -------
         Net cash provided from financing activities                     (3,129)                864
                                                                        -------             -------


                                   (Continued)

                                  ADVOCAT INC.

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)
                                   (CONTINUED)



                                                                         THREE MONTHS ENDED MARCH 31,
                                                                         ----------------------------
                                                                             1999             1998
                                                                           --------         -------
                                                                         (As Restated;
                                                                          See Note 3)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           $ (1,065)        $   702

CASH AND CASH EQUIVALENTS, beginning of period                                2,347           2,673
                                                                           --------         -------

CASH AND CASH EQUIVALENTS, end of period                                   $  1,282         $ 3,365
                                                                           ========         =======

SUPPLEMENTAL INFORMATION:
      Cash payments of interest                                            $  1,598         $ 1,365
                                                                           ========         =======

      Cash payments (refunds) of income taxes, net                         $   (443)        $   278
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

2.       BASIS OF FINANCIAL STATEMENTS

The interim consolidated financial statements for the three month periods ended March 31, 1999 and 1998, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all adjustments necessary to present fairly the financial position at March 31, 1999 and the results of operations and the cash flows for the three month periods ended March 31, 1999 and 1998.

The results of operations for the three month periods ended March 31, 1999 and 1998 are not necessarily indicative of the operating results for the entire respective years. These interim financial statements should be read in connection with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as well as those included in the Company's Report on Form 10-Q/A for the three and nine months ended September 30, 1999.

3.  RESTATEMENT

In connection with reporting its results for the nine months ended September 30, 1999, the Company recorded certain adjustments to its previously reported interim results for 1999. The adjustments, all of which reduce pre-tax operations, that affect the quarterly period ended March 31, 1999 total $1,351,000. Certain financial information, both before and after the effect of the adjustments and certain reclassifications, is summarized as follows:


                                                                          Three Months Ended
                                                                            March 31, 1999
                                                                            --------------
         Income before income taxes and cumulative effect of change
              in accounting principle (as previously reported)               $  249,000
         Adjustments:
              Increase in allowance for bad debts                              (538,000)
              Increase in self-insurance reserves for workers'
                  compensation claims                                          (362,000)
              Write-off of certain assets                                      (189,000)
              Recognition of costs in association with the termination
                  of an operating lease                                        (135,000)
              Increase in depreciation expense                                  (81,000)
              Increase in lease expense due to reallocation of expense
                  over the life of a long-term lease                            (46,000)
                                                                             ----------
         Loss before income taxes and cumulative effect of change in
              accounting principle (as restated)                            ($1,102,000)
                                                                             ==========

         Net loss (as previously reported)                                  ($  118,000)
                                                                             ==========
         Net loss (as restated)                                             ($  983,000)
                                                                             ==========

         Loss per common share (as previously reported)                          ($ .02)
                                                                                  =====
         Loss per common share (as restated)                                     ($ .18)
                                                                                  =====

                                                                          March 31, 1999
                                                                          --------------
         Total shareholders' equity (as previously reported)               $ 27,491,000
                                                                           ============
         Total shareholders' equity (as restated)                          $ 26,626,000
                                                                           ============

         Total assets (as previously reported)                             $118,608,000
                                                                           ============
         Total assets (as restated)                                        $118,250,000
                                                                           ============

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

5.       EARNINGS PER SHARE

Information with respect to the calculation of basic and diluted earnings per share data follows:

                                                       THREE MONTHS ENDED MARCH 31,
                                                          1999              1998
                                                      ----------         ----------
                                                    (As Restated;
                                                      See Note 3)
NUMERATOR:
     Income (loss) before cumulative effect
         of change in accounting principle            $ (706,000)        $  355,000
     Cumulative effect of change in accounting
         principle, net of tax                          (277,000)               -0-
                                                      ----------         ----------
     Net income (loss)                                $ (983,000)        $  355,000
                                                      ==========         ==========

DENOMINATOR:
     Basic average shares outstanding                  5,399,000          5,377,000
     Employee stock purchase plan                            N/A(1)          10,000
     Options                                                 -0-              1,000
                                                      ----------         ----------
     Diluted average shares outstanding                5,399,000          5,388,000
                                                      ==========         ==========

BASIC EARNINGS PER SHARE:
     Income (loss) before accounting change           $     (.13)        $      .07
     Cumulative effect of change in accounting
         principle, net of tax                              (.05)               -0-
                                                      ----------         ----------
     Net income (loss)                                $     (.18)        $      .07
                                                      ==========         ==========

DILUTED EARNINGS PER SHARE:
     Income (loss) before accounting change           $     (.13)        $      .07
     Cumulative effect of change in accounting
         principle, net of tax                              (.05)               -0-
                                                      ----------         ----------
     Net income (loss)                                $     (.18)        $      .07
                                                      ==========         ==========

-----------
(1) Not applicable since inclusion would be anti-dilutive

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

                                          THREE MONTHS ENDED MARCH 31,
                                          ---------------------------
             (IN THOUSANDS)                  1999             1998
                                           --------         --------
                                         (As Restated;
                                          See Note 3)
Net revenues:
    U.S. nursing homes                     $ 36,516         $ 41,447
    U.S. assisted living facilities           6,622            6,306
    Canadian operations                       3,627            3,738
    Corporate                                   183              241
    Eliminations                               (236)            (239)
                                           --------         --------
         Total                             $ 46,712         $ 51,493
                                           ========         ========

Depreciation and amortization:
    U.S. nursing homes                     $    597         $    541
    U.S. assisted living facilities             442              306
    Canadian operations                          85               87
    Corporate                                    24               28
    Eliminations                                -0-              -0-
                                           --------         --------
         Total                             $  1,148         $    962
                                           ========         ========

Operating income (loss):
    U.S. nursing homes                     $ (1,261)        $    324
    U.S. assisted living facilities              53              100
    Canadian operations                         396              473
    Corporate                                  (290)            (343)
    Eliminations                                -0-              -0-
                                           --------         --------
         Total                             $ (1,102)        $    554
                                           ========         ========
                                           MARCH 31,       DECEMBER 31,
                                             1999             1998
                                           --------         --------
                                         (As Restated;
                                          See Note 3)
Long-lived assets:
    U.S. nursing homes                     $ 56,013         $ 56,396
    U.S. assisted living facilities          33,640           33,987
    Canadian operations                      11,540           10,536
    Corporate                                22,074           21,725
    Eliminations                            (35,024)         (35,135)
                                           --------         --------
         Total                             $ 88,243         $ 87,509
                                           ========         ========

Total assets:
    U.S. nursing homes                     $ 82,891         $ 88,473
    U.S. assisted living facilities          36,651           36,926
    Canadian operations                      14,671           13,718
    Corporate                                25,089           24,909
    Eliminations                            (41,052)         (42,732)
                                           --------         --------
         Total                             $118,250         $121,294
                                           ========         ========

8.  SUBSEQUENT EVENT - DEBT COVENANT COMPLIANCE

Certain of the Company's loan agreements contain various financial covenants, the most restrictive of which relate to net worth, cash flow, debt to equity ratio requirements, and limits on the payment of dividends to shareholders. As of both March 31 and September 30, 1999, the Company was not in compliance with these covenants, but has received formal waivers from its lenders. However, as of both December 31, 1999 and through the date of the filing of this Report on Form 10-Q/A, the Company was not in compliance with the covenants. Cross-default or material adverse change provisions contained in the agreements allow the holders of a majority of the Company's debt to demand immediate repayment. Although the noncompliance and resulting actions have not been formally or informally declared by the lenders, the Company has not obtained waivers of the noncompliance. Based on regularly scheduled debt service requirements and reflective of certain refinancings and extensions that have taken place subsequent to March 31, 1999, the Company has a total of $15.2 million of debt that must be repaid or refinanced in the next 12 months from March 31, 1999. However, as a result of the covenant noncompliance and other cross-default provisions, the Company has classified a total of $54.9 million of debt as current liabilities as of March 31, 1999. The Company would not be able to repay the total amount of its outstanding indebtedness if the applicable lenders forced immediate repayment.

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Although it is not anticipated that the Company's lenders will demand immediate repayment, the continued forbearance on the part of the Company's lenders cannot be assured at this time. In addition, the Company is not in compliance at December 31, 1999 with the financial covenants applicable to the lease agreements covering a majority of its United States nursing facilities. Under the agreements, the lessor has the right to terminate the lease agreements and seek recovery of any related financial losses. At a minimum, the Company's cash requirements over the next 12 months include funding operations, capital expenditures, scheduled debt service, and other working capital requirements. No assurance can be given that the Company will have sufficient cash to meet its cash requirements for the next 12 months. The Company is currently discussing potential restructuring and refinancing alternatives with its lenders and primary lessor. No assurance can be given that the Company will be successful in negotiating waivers, amendments, or refinancings of outstanding debt or lease commitments, or that the Company will be able to meet any amended financial covenants in the future. If the Company is unable to generate sufficient cash flow from its operations or successfully negotiate debt or lease amendments, it will explore a variety of other options, including but not limited to other sources of financings, asset dispositions, or relief under the United States Bankruptcy code. The accompanying interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

         (IN THOUSANDS)                   THREE MONTHS ENDED MARCH 31,
                                          ----------------------------
                                              1999           1998         CHANGE             %
                                             -------        -------       -------         ------
                                          (As Restated)
  REVENUES:
         Patient revenues                    $36,854        $41,839       $(4,985)         (11.9)
         Resident revenues                     8,905          8,705           200            2.3
         Management fees                         919            906            13            1.5
         Interest                                 34             43            (9)         (21.1)
                                             -------        -------       -------
                  Net revenues                46,712         51,493        (4,781)          (9.3)
                                             -------        -------       -------
 EXPENSES:
         Operating                            37,723         41,252        (3,529)          (8.6)
         Lease                                 4,901          4,754           147            3.1
         General and administrative            2,735          2,726             9            0.3
         Interest                              1,307          1,245            62            5.0
         Depreciation and amortization         1,148            962           186           19.3
                                             -------        -------       -------
                  Total expenses              47,814         50,939        (3,125)          (6.1)
                                             -------        -------       -------

  INCOME (LOSS) BEFORE INCOME TAXES           (1,102)           554        (1,656)        (298.9)
  PROVISION (BENEFIT) FOR INCOME TAXES          (396)           199          (595)        (298.9)
                                             -------        -------       -------
  INCOME (LOSS) BEFORE CUMULATIVE
     EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE                       (706)           355        (1,061)        (298.9)
  CUMULATIVE EFFECT OF CHANGE
     IN ACCOUNTING PRINCIPLE,
     NET OF TAX                                 (277)           -0-          (277)           N/A
                                             -------        -------       -------
  NET INCOME (LOSS)                          $  (983)       $   355      $ (1,338)        (377.1)
                                             =======        =======       =======

 PERCENTAGE OF NET REVENUES               THREE MONTHS ENDED MARCH 31,
                                          ----------------------------
                                              1999           1998
                                             -------        -------
                                          (As Restated)
REVENUES:
       Patient revenues                        78.9%           81.2%
       Resident revenues                       19.0            16.9
       Management fees                          2.0             1.8
       Interest                                 0.1             0.1
                                              -----           -----
                Net revenues                  100.0%          100.0%
                                              -----           -----
OPERATING EXPENSES:
       Operating                               80.8            80.1
       Lease                                   10.5             9.2
       General and administrative               5.8             5.3
       Interest                                 2.8             2.4
       Depreciation and amortization            2.5             1.9
                                              -----           -----
                Total expenses                102.4            98.9
                                              -----           -----

INCOME (LOSS) BEFORE INCOME TAXES              (2.4)            1.1
PROVISION (BENEFIT) FOR INCOME TAXES           (0.9)            0.4
                                              -----           -----
INCOME BEFORE CUMULATIVE
    EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                       (1.5)            0.7
CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE,
    NET OF TAX                                 (0.6)            -0-
                                              -----           -----
NET INCOME (LOSS)                              (2.1)%           0.7%
                                              =====           =====

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1998

Medicare Reimbursement Changes. In 1999, the Company has continued to experience the impact of Medicare cost limitations imposed by the Health Care Finance Administration upon all providers of nursing home Medicare services. Beginning in July 1998, a portion of the Company's facilities began the four-year phase-in from the cost reimbursement system to the prospective payment system ("PPS"). In general, PPS provides a standard payment for Medicare Part A services to all providers regardless of their costs. PPS creates an incentive for providers to reduce their costs, and management has reduced operating expenses in 1999 in an effort to offset the revenue reductions resulting from PPS. The phase-in of PPS began for all providers at some point during the 12 month period ending June 30, 1999. Management estimates that the ultimate impact of PPS on Company revenues will be a reduction of $16.0 to $17.0 million per year. Since the onset of PPS, management has reduced costs in response to PPS such that there has been little direct impact on net operations. However, the Company's Medicare census has declined significantly as an indirect result of PPS and other reimbursement changes, which has resulted in a reduction in the amount of the Company's overhead absorbed by the Company's Medicare operations. Since PPS is still an evolving process, the ultimate impact cannot be known with certainty at this time.

Cost restrictions placed on the provision of rehabilitation (ancillary) services have been significant. Beginning in January 1998, the allowable costs for cost reimbursement components of Medicare Part B services became subject to a limitation factor of 90% of actual cost. In 1999, the cost reimbursement system for rehabilitation services has been replaced by a system of fee screens that effectively limit reimbursement and place caps on the maximum fees that may be charged for therapy services. Historically, the Company subcontracted the provision of these therapy services. However, in response to the deep cuts in fees for service, the Company's therapy subcontractor exited the business. And in June 1999, the Company began providing such services in house. The Company anticipates that this will further negatively impact operations, although the ultimate effect cannot yet be reasonably estimated. These changes with respect to Part B reimbursement have combined to cause a dramatic decrease in the Company's ancillary revenues and expenses. In general, the Company has been successful in reducing costs in tandem with the revenue reductions from the provision of therapy services. However, the Company has assumed more operating risk in electing to provide therapy services for its own account. The Company also believes that it and the industry have experienced occupancy declines as doctors have kept patients in hospitals rather than allowing their admittance to nursing homes where therapy services are now limited.

These changes are endemic upon the industry. They have resulted pursuant to the administrative implementation of the guidelines contained in the Balanced Budget Act of 1997 (the "BBA"). Under the BBA, Medicare expenditures by the Federal government have been cut approximately 20%. This has been a sudden, drastic blow to the industry. Other providers who relied more heavily on the provision of services to higher acuity patients have been impacted more severely than the Company. There have already been several major bankruptcy filings. Without remediation, the long-term effect on the industry is expected to be catastrophic. As the impact of these changes upon both providers and beneficiaries has become known, there has been growing political awareness of a need to re-examine the drastic cuts that have been implemented. On November 29, 1999 President Clinton signed into law a budget agreement that restores over three years $2.7 billion in Medicare funding. The bill contains several components that become effective at various times over the three year period. As a result of the legislation, individual nursing facilities will have the option, for cost reporting years beginning after December 29, 1999, of continuing under the current PPS transition formula or adopting the full federal PPS per diem. In addition, the measure provides a two-year moratorium on the Part B therapy caps beginning January 1, 2000, and it also provides increases in the per diems for the care of certain groups of patients. The Company is continuing to evaluate the impact of the legislation on its operations. There is also movement that may result in the institution of administrative changes that would restore additional revenues to the U.S. nursing home industry. While such activity is positive, there is no expectation by management that the current round of legislative and administrative relief under consideration is sufficient to restore the economic viability the industry needs.

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

Operating Expense. Operating expense decreased to $37.7 million in 1999 from $41.2 million in 1998, a decrease of $3.5 million, or 8.6%. The decrease is primarily attributable to cost reductions implemented in response to the Medicare reimbursement changes (that is, reduced provision of therapy services and in the contracted costs to provide them). As a percent of patient and resident revenues, operating expense increased to 82.4% in 1999 from 81.6% in 1998. The largest component of operating expense is wages, which increased to $18.6 million in 1999 from $18.5 million in 1998, an increase of $115,000, or 0.6%. The Company's wage increases are generally in line with inflation. The Company has been able to cut staffing at certain facilities that have experienced occupancy declines. The Company recognized higher general insurance expense in 1999 due to fully reserving the self-insurance portion of its general liability insurance program with respect to its U.S. nursing homes operation. The Company's provision for bad debts increased to $780,000 in 1999 from $452,000 in 1998, an increase of $328,000, or 72.6%. The Company is self-insured for certain workers' compensation claims incurred prior to May 1997. Due to the continued development of open claims beyond previous evaluations, the Company recognized a charge of $362,000 to provide sufficient reserve to cover the expected liability for these claims. In connection with the termination of an operating lease to occur in the second quarter, the Company recognized a charge of $135,000 to provide additional reserve for anticipated costs in association with the termination. The Company also wrote off $189,000 of miscellaneous assets.

Lease Expense. Lease expense increased to $4.9 million in 1999 from $4.8 million in 1998, an increase of $147,000, or 3.1%. Adjustments in the Company's lease agreements are generally tied to inflation.

General and Administrative Expense. General and administrative expense remained flat at $2.7 million in both 1999 and 1998. As a percent of total net revenues, general and administrative expense increased to 5.8% in 1999 compared with 5.3% in 1998. The percentage increase is attributable to the lower revenue base.

Interest Expense. Interest expense increased to $1.3 million in 1999 from $1.2 million in 1998, an increase of $62,000, or 5.0%.

Depreciation and Amortization. Depreciation and amortization expenses increased to $1.2 million in 1999 from $1.0 million in 1998, an increase of $186,000, or 9.3%.

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

Income Before Income Taxes; Net Income (Loss); Earnings (Loss) Per Share. As a result of the above, the loss before income taxes and the cumulative effect of the change in accounting principle was $(1.1) million in 1999 as compared with income of $554,000 in 1998, a decrease of $1.6 million, or (298.9)%. The effective combined federal, state and provincial income tax rate was 36.0% in both 1999 and 1998. The net loss after taxes and the cumulative effect of the change in accounting principle was $(1.0) million in 1999 as compared with net income of $355,000 in 1998, a decrease of $1.3 million, and basic and diluted earnings per share were each a loss of $(.18) in 1999 as compared with income of $.07 per share in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Certain of the Company's loan agreements contain various financial covenants, the most restrictive of which relate to net worth, cash flow, debt to equity ratio requirements, and limits on the payment of dividends to shareholders. As of both March 31 and September 30, 1999, the Company was not in compliance with these covenants but has received formal waivers from its lenders. However, as of both December 31, 1999 and through the date of the filing of this Report on Form 10-Q/A, the Company was not in compliance with the covenants. Cross-default or material adverse change provisions contained in the agreements allow the holders of a majority of the Company's debt to demand immediate repayment. Although the noncompliance and resulting actions have not been formally or informally declared by the lenders, the Company has not obtained waivers of the noncompliance. Based on regularly scheduled debt service requirements and reflective of certain refinancings and extensions that have taken place subsequent to March 31, 1999, the Company has a total of $15.2 million of debt that must be repaid or refinanced in the next 12 months from March 31, 1999. However, as a result of the covenant noncompliance and other cross-default provisions, the Company has classified a total of $54.9 million of debt as current liabilities as of March 31, 1999. The Company would not be able to repay the total amount of its outstanding indebtedness if the applicable lenders forced immediate repayment.

At March 31, 1999 and December 31, 1998, the Company had negative working capital of $(45.4) million and $(16.2) million, respectively, and the current ratio was 0.4 and 0.7, respectively. The negative working capital results primarily from the Company's classification of a majority of its debt as current liabilities as of March 31, 1999 and the Company's current maturities of long-term debt at December 31, 1998.

Net cash provided by operating activities totaled $4.0 million and $2.9 million in the three month periods ended March 31, 1999 and 1998, respectively. These amounts primarily represent the cash flows from net operations plus changes in non-cash components of operations and by working capital changes.

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

Net cash provided (used) by financing activities totaled $(3.1) million and $864,000 the three month periods ended March 31, 1999 and 1998, respectively. The net cash provided from financing activities primarily represents net proceeds from issuance and repayment of debt and advances to or repayments from related parties.

At March 31, 1999, the Company had total debt outstanding of $60.6 million, of which $10.8 million was principally mortgage debt bearing interest at floating rates ranging from 6.3% to 10.0%. The Company also had outstanding a promissory note (the "Bridge Loan") in the amount of $34.1 million, which was used to fund a 1997 acquisition. The Company's remaining debt of $15.7 million was drawn under the Company's lines of credit. Most of the Company's debt is at floating interest rates, generally at a spread above the London Interbank Offered Rate ("LIBOR").

The Bridge Loan represented an original indebtedness of $34.1 million. It was used to fund the purchase of the Company's North Carolina assisted living operations, which purchase closed on September 30, 1997. On June 4, 1999, the Company closed two loans totaling $25.25 million (the "NC Loans"). The NC Loans are secured by the 13 owned assisted living facilities the Company operates in the state of North Carolina. The NC Loans mature in June 2002, bear interest at LIBOR plus 2.35%, and provide for principal amortization under a 25-year amortization schedule. The net proceeds available at closing, $24.7 million, were applied against the Company's indebtedness under the Bridge Loan. With the application of the net proceeds from the NC Loans, the balance of the Bridge Loan was reduced to $9.4 million. Prior to the principal reduction, the Bridge Loan had a maturity date of July 1, 1999, carried interest at LIBOR plus 3.0%, and had a restriction against pledging the North Carolina assets as collateral with any other lender. With the reduction in the principal balance, the Company and its lenders agreed to modify the terms of the Bridge Loan by extending the stated maturity date to October 1, 1999 (since extended to February 28, 2000), increasing the interest rate to 12.0% fixed, and providing certain security interests to the lenders. These security interests include two non-operating properties in North Carolina and the Company's limited partnership interests in TDLP. No further principal reductions have been made or are scheduled at this time, but the Company has agreed to apply against the Bridge Loan indebtedness any net proceeds realized from the sale of the collateral comprising the additional security interests.

As of March 31, 1999, the Company had drawn $4.35 million, had $5.65 million of letters of credit outstanding, and had no remaining borrowing capability under its working capital line of credit. As of January 3, 2000, the Company had drawn $1.0 million, had $5.5 million of letters of credit outstanding, and had $1.8 million remaining borrowing capability under its working capital line of credit. The interest rates applicable at March 31, 1999 and January 3, 2000, were 7.4% and 9.0%, respectively. The working capital line of credit matured December 1, 1999, but was not called, having eventually been extended to February 28, 2000 by the lender. A further extension of the existing agreement or a replacement working capital line of credit is currently being negotiated with the existing bank lender.

Since early 1998, the Company's bank lender has provided additional line of credit availability (the "Overline"). Availability under the Overline began at $1.25 million and was increased over time to its maximum level of $4.0 million. Subsequently, it was reduced to $3.75 million in the third quarter of 1999, and has since been reduced to its current level of $3.5 million. Since April 14, 1999, the Overline has carried interest at 14.0% but was otherwise subject to the same terms and conditions as the Company's working capital line of credit. Maturity of the Overline had been scheduled for July 1, 1999. However, coincident with the changes with respect to the Bridge Loan, the lender agreed to revised terms with respect to the Overline. These revisions, including availability reduction, extended the maturity date to December 1, 1999, (which has since been extended to February 28, 2000) and provided for increased reporting responsibility to the lender and cooperation with the lender in the completion of an audit of the Company's accounts receivable. In addition, the Company has provided, with respect to certain available assets, first and second collateral positions in favor of the lender. Amounts drawn under the Overline totaled $273,000 and $3.5 million as of March 31, 1999 and January 3, 2000, respectively, and carried interest rates of 7.4% and 14.0%, respectively.

The acquisition line of credit of $40.0 million, less outstanding borrowings, was available to fund approved acquisitions through October 1999. The Company's obligations under the acquisition line are secured by the assets acquired with the draws under the acquisition line. Advances under the acquisition line bear interest, payable monthly, at LIBOR plus a defined spread with respect to each facility based upon its loan-to-value ratio and debt service coverage. As of both March 31, 1999, and January 3, 2000, the Company has $11.1 million outstanding under the acquisition line, which amount was secured by four nursing homes. No further draws are available under the acquisition line of credit. Amounts outstanding under the acquisition line of credit had a scheduled maturity on December 1, 1999, however, the Company has signed an agreement with the existing lender that both extended the maturity to April 30, 2000 and is expected to result in replacement long-term financing with such lender.

Based on regularly scheduled debt service requirements (i.e., excluding any potential acceleration due to formal declaration of default by one or more of the Company's lenders), at March 31, 1999, $15.2 million of the Company's total debt of $60.6 million must be repaid or refinanced during the next 12 months. These scheduled current maturities reflect certain refinancings or extensions identified in the foregoing discussion that have occurred subsequent to March 31, 1999. These scheduled maturities are as follows: $4.6 million, combined, under the working capital line of credit and the Overline, both currently extended to February 28, 2000; $9.4 million under the Bridge Loan currently extended to February 28, 2000; and miscellaneous scheduled maturities over the next 12 months of $1.2 million. With respect to the Bridge Loan, the working capital line of credit, and the Overline, the Company is currently negotiating with the existing lender to further restructure the terms, including further extension of their maturity dates. The Company expects to repay a portion of this debt through various means such as the sale of certain assets, refinancing mortgage debt, and through cash generated from operations. The Company expects to repay the miscellaneous current maturities of $1.2 million with cash generated from operations. Management is hopeful that it will be successful in restructuring the Company's debt as described. However, there can be no assurance that the Company's restructuring efforts will be successful.

In addition, the Company is not in compliance at December 31, 1999 with the financial covenants applicable to the lease agreements covering a majority of its United States nursing facilities. Under the agreements, the lessor has the right to terminate the lease agreements and seek recovery of any related financial losses.

At a minimum, the Company's cash requirements over the next 12 months include funding operations, capital expenditures, scheduled debt service, and other working capital requirements. No assurance can be given that the Company will have sufficient cash to meet its requirements for the next 12 months. As previously described, the Company is currently discussing potential restructuring and refinancing alternatives with its current lenders as well as with its primary lessor. If the Company's lenders forced immediate repayment, the Company would not be able to repay the total amount of its indebtedness outstanding. Further, no assurance can be given that the Company will be successful in negotiating waivers, amendments, or refinancings of outstanding debt or lease commitments, or that the Company will be able to meet any amended financial covenants in the future. If the Company is unable to generate sufficient cash flow from its operations or successfully negotiate debt or lease amendments, it will explore a variety of other options, including but not limited to other sources of financing, asset dispositions, or relief under the United States Bankruptcy code. The Company's interim consolidated financial statements as of and for the three months ended March 31, 1999 do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

During 1997, the Federal government enacted the Balanced Budget Act of 1997 ("BBA"), which contains numerous Medicare and Medicaid cost-saving measures. The BBA requires that nursing homes transition to a prospective payment system ("PPS") under the Medicare program during a four-year "transition period," commencing with the first cost reporting period beginning on or after July 1, 1998. Through March 31, 1999, all but nine of the Company's facilities had begun the PPS transition. The BBA also contains certain measures that have and could lead to further reductions in Medicare therapy cost reimbursement and Medicaid payment rates. To date, the major impact on the Company from PPS and other reimbursement changes has been systemic occupancy declines, which have reduced the amount of overhead absorbed under the Company's Medicare operations. Definitely, both revenues and expenses have been reduced significantly from the levels prior to PPS. With respect to Medicare therapy allowable cost and fee reductions, the Company estimates that net operations was negatively impacted in both 1998 and 1999 and will be negatively impacted beyond 1999 as a result of the changes brought about under the BBA. However, the ultimate negative impact on the Company's operations cannot be reasonably estimated. Any reductions in government spending for long-term health care could have an adverse effect on the operating results and cash flows of the Company. The

Company will attempt to maximize the revenues available to it from governmental sources within the changes that will occur under the BBA. In addition, the Company will attempt to increase revenues from nongovernmental sources, including expansion of its assisted living and Canadian operations to the extent capital is available to do so, if at all.

While federal regulations do not provide states with grounds to curtail funding of their Medicaid cost reimbursement programs due to state budget deficiencies, states have nevertheless curtailed funding in such circumstances in the past. No assurance can be given that states will not do so in the future or that the future funding of Medicaid programs will remain at levels comparable to the present levels. The United States Supreme Court ruled in 1990 that health care providers could use the Boren Amendment to require states to comply with their legal obligation to adequately fund Medicaid programs. The BBA repeals the Boren Amendment and authorizes states to develop their own standards for setting payment rates. It requires each state to use a public process for establishing proposed rates whereby the methodologies and justifications used for setting such rates are available for public review and comment. This requires facilities to become more involved in the rate setting process since failure to do so may interfere with a facility's ability to challenge rates later.

FOREIGN CURRENCY TRANSLATION

The Company has obtained its financing primarily in U.S. dollars; however, it incurs revenues and expenses in Canadian dollars with respect to Canadian management activities and operations of the Company's eight Canadian retirement facilities (three of which are owned) and two owned Canadian nursing homes. Although not material to the Company as a whole, if the currency exchange rate fluctuates, the Company may experience currency translation gains and losses with respect to the operations of these activities and the capital resources dedicated to their support. While such currency exchange rate fluctuations have not been material to the Company in the past, there can be no assurance that the Company will not be adversely affected by shifts in the currency exchange rates in the future.

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

IMPACT OF THE YEAR 2000

The Company experienced the changeover to the year 2000 ("Y2K") without difficulty. In preparation for the potential of Y2K related problems, the Company established a Y2K compliance committee, which was responsible for identifying such problems and developing remedial or contingency plans to address them. Working closely with the Company's insurance carrier, the committee developed a formal, documented plan that was put into place. The costs of the Company's Y2K compliance program were not material.

Although the Company experienced no catastrophic interruptions in its business in the changeover to the year 2000, it remains on alert for potential Y2K problems. To date, no problems have been noted with any of the Company's vendors. The greatest potential risk that remains is a delay in the liquidation of receivables from intermediaries or other payors for services provided to patients and residents. Such delays are not expected, but they could yet occur.

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

FORWARD-LOOKING STATEMENTS

The foregoing discussion and analysis provides information deemed by Management to be relevant to an assessment and understanding of the Company's consolidated results of operations and its financial condition. It should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998 as well as the Report on Form 10-Q/A for the quarterly period ended September 30, 1999. Certain statements made by or on behalf of the Company, including those contained in this "Management's Discussion and Analysis of Financial

Condition and Results of Operations" and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties including, but not limited to, changes in governmental reimbursement or regulation, health care reforms, the increased cost of borrowing under the Company's credit agreements, covenant waivers from the Company's lenders, possible amendments to the Company's credit agreements, the impact of future licensing surveys, the ability to execute on the Company's acquisition program, both in obtaining suitable acquisitions and financing therefor, changing economic conditions as well as others. Investors also should refer to the risks identified in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as risks identified in the Company's Form 10-K for the year ended December 31, 1998 for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, the Company can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, cautions investors not to place undue reliance on them. Actual results may differ materially from those described in such forward-looking statements. Such cautionary statements identify important factors that could cause the Company's actual results to materially differ from those projected in forward-looking statements. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.




                          PART II -- OTHER INFORMATION


Item 3.  Defaults Upon Senior Securities.

     The Company is not currently in compliance with certain covenants of its loan agreements and certain other indebtedness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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



                                          ADVOCAT INC.

January 11, 2000
                           By:  /s/ Richard B. Vacek, Jr.
                                ------------------------------------------------
                                Richard B. Vacek, Jr.
                                Principal Financial Officer and Chief Accounting Officer and An Officer Duly Authorized to Sign on Behalf of the Registrant

                                EXHIBIT INDEX

     EXHIBIT
     NUMBER                         DESCRIPTION OF EXHIBITS
     -------                        -----------------------
    3.1           -        Certificate of Incorporation of the Registrant
                           (incorporated by reference to Exhibit 3.1 to the
                           Company's Registration Statement No.33-76150 on Form
                           S-1).

    3.2           -        Bylaws of the Company (incorporated by reference to
                           Exhibit 3.2 to the Company's Registration Statement
                           No. 33-76150 on Form S-1).

    3.3           -        Amendment to Certificate of Incorporation dated
                           March 23, 1995 (incorporated by reference to Exhibit
                           A of Exhibit 1 to Form 8-A filed March 30, 1995).

    4.1           -        Form of Common Stock Certificate (incorporated by
                           reference to Exhibit 4 to the Company's Registration
                           Statement No. 33-76150 on Form S-1).

    4.2           -        Rights Agreement dated March 13, 1995, between the
                           Company and Third National Bank in Nashville
                           (incorporated by reference to Exhibit 1 to the Company's
                           Current Report on Form 8-K dated March 13, 1995).

    4.3           -        Summary of Shareholder Rights Plan adopted March 13,
                           1995 (incorporated by reference to Exhibit B of
                           Exhibit 1 to Form 8-A filed March 30, 1995).

    4.4           -        Rights Agreement of Advocat Inc. dated March 23,
                           1995 (incorporated by reference to Exhibit 1 to
                           Form 8-A filed March 30, 1995).

    27.1          -        Financial Data Schedule (for SEC use only)
                           (incorporated by reference to Exhibit 27 to Report on
                           Form 10-Q dated March 31, 1999).

    27.2          -        Restated Financial Data Schedule (for SEC use only).