Form 10-Q/A
period 1999-06-30
ADVOCAT INC
filed 2000-01-11
CIK 919956

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

In connection with reporting its results for the nine months ended September 30, 1999, Advocat Inc. recorded certain adjustments to its previously reported interim results for 1999. The adjustments, all of which reduce pre-tax operations, that affect the three and six month periods ended June 30, 1999 total $4,225,000 and $5,576,000, respectively. These adjustments are summarized as follows:

                                                       THREE MONTHS       SIX MONTHS
                                                           ENDED             ENDED
                                                       JUNE 30, 1999     JUNE 30, 1999
                                                       -------------     -------------
Increase in allowance for bad debts                    $2,359,000          $2,897,000
Reversal of uncollectible revenue previously
  accrued                                                 670,000             670,000
Increase in self-insurance reserves for workers'
  compensation claims                                     158,000             520,000
Accrual of fines, penalties, and taxes                    432,000             432,000
Accrual of severance benefits                             275,000             275,000
Increase in inventory valuation reserve                   200,000             200,000
Write-off of certain assets                                 3,000             192,000
Increase in depreciation expense                           81,000             162,000
Recognition of costs in association with the
  termination of an operating lease                             0             135,000
Increase in lease expense due to reallocation of
  expense over the life of a long-term lease               47,000              93,000

This Report on Form 10-Q/A reflects the effect of these adjustments and certain other balance sheet reclassifications.

The following Items are amended hereby:

PART I  -  FINANCIAL INFORMATION:
     Item 1.   Financial Statements
     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II  -  OTHER INFORMATION:
     Item 3.   Defaults Upon Senior Securities.
     Item 6.   Exhibits and Reports on Form 8-K.


                          PART I. FINANCIAL INFORMATION


ITEM 1  -  FINANCIAL STATEMENTS

                                  ADVOCAT INC.
                       INTERIM CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                             JUNE 30,          DECEMBER 31,
                                                               1999               1998
                                                           -------------       ------------
                                                           (As Restated;
                                                            See Note 3)
                                                            (UNAUDITED)
CURRENT ASSETS:
    Cash and cash equivalents                               $     998           $   2,347
    Receivables, less allowance for doubtful
         accounts of $4,157 and $2,650,
         respectively                                          19,518              26,289
    Income taxes receivable                                       760                 800
    Inventories                                                 1,015               1,102
    Prepaid expenses and other assets                           1,121               1,528
    Deferred income taxes                                       1,569               1,719
                                                            ---------           ---------
              Total current assets                             24,981              33,785
                                                            ---------           ---------


PROPERTY AND EQUIPMENT, at cost                                83,741              82,140
    Less accumulated depreciation
         and amortization                                     (16,415)            (15,548)
                                                            ---------           ---------
              Net property and equipment                       67,326              66,592
                                                            ---------           ---------

OTHER ASSETS:
    Deferred tax benefit                                        7,816               6,338
    Deferred financing and other costs, net                     1,132               1,150
    Assets held for sale or redevelopment                       3,465               3,465
    Investments in and receivables from joint ventures          7,943               7,194
    Other                                                       1,944               2,770
                                                            ---------           ---------
              Total other assets                               22,300              20,917
                                                            ---------           ---------

                                                            $ 114,607           $ 121,294
                                                            =========           =========

                                   (Continued)

                                  ADVOCAT INC.

                       INTERIM CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (CONTINUED)




                                                                  JUNE 30,     DECEMBER 31,
                                                                   1999            1998
                                                                -----------    ------------
                                                               (As Restated;
                                                                See Note 3)
                                                                (UNAUDITED)
CURRENT LIABILITIES:
    Current portion of long-term debt                             $ 57,432      $ 30,126
    Trade accounts payable                                           6,344         9,327
    Accrued expenses:
         Payroll and employee benefits                               5,010         4,920
         Interest                                                      382           857
         Self-insurance reserves                                     2,779         2,375
         Other                                                       2,883         2,413
                                                                  --------      --------
              Total current liabilities                             74,830        50,018
                                                                  --------      --------

NONCURRENT LIABILITIES:
    Long-term debt, less current portion                             6,151        33,514
    Deferred gains with respect to leases, net                       3,170         3,293
    Self-insurance reserves, less current portion                    2,000         1,665
    Other                                                            4,294         5,243
                                                                  --------      --------
              Total noncurrent liabilities                          15,615        43,715
                                                                  --------      --------



COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Preferred stock, authorized 1,000,000 shares,
         $.10 par value, none issued and outstanding                   -0-           -0-
    Common stock, authorized 20,000,000 shares,
         $.01 par value, 5,399,000 issued and outstanding at
         June 30, 1999 and December 31, 1998, respectively              54            54
    Paid-in capital                                                 15,765        15,765
    Retained earnings                                                8,343        11,742
                                                                  --------      --------
              Total shareholders' equity                            24,162        27,561
                                                                  --------      --------

                                                                  $114,607      $121,294
                                                                  ========      ========


              The accompanying notes are an integral part of these
                      interim consolidated balance sheets.

                                  ADVOCAT INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, AND UNAUDITED)

                                                 THREE MONTHS ENDED JUNE 30,
                                                 ---------------------------
                                                     1999          1998
                                                 ------------    --------
                                                 (As Restated;
                                                  See Note 3)
REVENUES:
    Patient revenues                                $34,352      $ 43,108
    Resident revenues                                 9,323         8,629
    Management fees                                     877           906
    Interest                                             38            55
                                                    -------      --------
         Net revenues                                44,590        52,698

                                                    -------      --------
EXPENSES:
    Operating                                        38,033        42,131
    Lease                                             5,003         4,809
    General and administrative                        3,155         2,730
    Interest                                          1,325         1,254
    Depreciation and amortization                     1,147           832
    Non-recurring charges                               -0-         1,468
                                                    -------      --------
         Total expenses                              48,663        53,224
                                                    -------      --------

LOSS BEFORE INCOME TAXES                             (4,073)         (526)
INCOME TAX BENEFIT                                   (1,466)         (189)
                                                    -------      --------

NET LOSS                                            $(2,607)     $   (337)
                                                    =======      ========

BASIC EARNINGS PER SHARE:
    Net loss                                        $  (.48)     $   (.06)
                                                    =======      ========

DILUTED EARNINGS PER SHARE
    Net loss                                        $  (.48)     $   (.06)
                                                    =======      ========

WEIGHTED AVERAGE SHARES:
    Basic                                             5,399         5,377
                                                    =======      ========

    Diluted                                           5,399         5,377
                                                    =======      ========





              The accompanying notes are an integral part of these
                   interim consolidated financial statements.

                                  ADVOCAT INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, AND UNAUDITED)

                                                                        SIX MONTHS ENDED JUNE 30,
                                                                        -------------------------
                                                                            1999           1998
                                                                        -------------   ---------
                                                                        (As Restated;
                                                                         See Note 3)
REVENUES:
    Patient revenues                                                     $ 71,206       $  84,946
    Resident revenues                                                      18,227          17,334
    Management fees                                                         1,796           1,812
    Interest                                                                   73              99
                                                                         --------       ---------
         Net revenues                                                      91,302         104,191
                                                                         --------       ---------

EXPENSES:
    Operating                                                              75,756          83,383
    Lease                                                                   9,904           9,563
    General and administrative                                              5,890           5,456
    Interest                                                                2,632           2,499
    Depreciation and amortization                                           2,295           1,794
    Non-recurring charges                                                     -0-           1,468
                                                                         --------       ---------
         Total expenses                                                    96,477         104,163
                                                                         --------       ---------

INCOME (LOSS) BEFORE INCOME TAXES                                          (5,175)             28
PROVISION (BENEFIT) FOR INCOME TAXES                                       (1,863)             10
                                                                         --------       ---------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
    OF CHANGE IN ACCOUNTING PRINCIPLE                                      (3,312)             18
CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE, NET OF TAX                                         (277)            -0-
                                                                         --------       ---------
NET INCOME (LOSS)                                                        $ (3,589)      $      18
                                                                         ========       =========

BASIC EARNINGS PER SHARE:
    Income (loss) before accounting change                               $   (.61)      $     .00
    Cumulative effect of change in accounting principle, net of tax          (.05)            .00
                                                                         --------       ---------
    Net income (loss)                                                    $   (.66)      $     .00
                                                                         ========       =========

DILUTED EARNINGS PER SHARE
    Income (loss) before accounting change                               $   (.61)      $     .00
    Cumulative effect of change in accounting principle, net of tax          (.05)      $     .00
                                                                         --------       ---------
    Net income (loss)                                                    $   (.66)      $     .00
                                                                         ========       =========

WEIGHTED AVERAGE SHARES:
    Basic                                                                   5,399           5,377
                                                                         ========       =========

    Diluted                                                                 5,399           5,391
                                                                         ========       =========


              The accompanying notes are an integral part of these
                   interim consolidated financial statements.

                                  ADVOCAT INC.

             INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                          (IN THOUSANDS AND UNAUDITED)


                                                   THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------   -------------------------
                                                       1999          1998          1999         1998
                                                   ------------      -----     ------------     -----
                                                  (As Restated;               (As Restated;
                                                   See Note 3)                 See Note 3)
NET INCOME (LOSS)                                    $(2,607)        $(337)      $(3,589)        $  18

OTHER COMPREHENSIVE INCOME:
       Foreign currency translation adjustments          223          (162)          297          (125)
       Income tax (expense) benefit                      (80)           58          (107)           45
                                                      ------         -----        ------         -----
                                                         143          (104)          190           (80)
                                                      ------         -----        ------         -----

COMPREHENSIVE INCOME (LOSS)                          $(2,464)        $(441)      $(3,399)        $ (62)
                                                      ======         =====        ======         =====










              The accompanying notes are an integral part of these
                   interim consolidated financial statements.

                                  ADVOCAT INC.

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)


                                                                     SIX MONTHS ENDED JUNE 30,
                                                                      1999               1998
                                                                     -------             ------
                                                                     (As Restated,
                                                                      See Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                $(3,589)            $   18
    Items not involving cash:
         Depreciation and amortization                                 2,295              1,795
         Provision for doubtful accounts                               3,307                786
         Equity (earnings) loss in joint ventures                         28                (42)
         Amortization of deferred balances                               (62)              (278)
         Deferred income taxes                                        (1,435)              (360)
         Write off pursuant to change in accounting principle            433                -0-
         Non-recurring charge write-off                                  -0-              1,028
    Changes in other assets and liabilities:
         Receivables, net                                              3,207             (2,332)
         Inventories                                                      86                 34
         Prepaid expenses and other assets                               377               (478)
         Trade accounts payable and accrued expenses                  (1,893)             2,446
         Other                                                           (44)                47
                                                                     -------             ------
              Net cash provided from operating activities              2,710              2,664
                                                                     -------             ------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment, net                          (2,573)            (2,737)
    Investment in TDLP                                                  (160)              (632)
    Mortgages receivable, net                                            152               (305)
    Deposits, pre-opening costs and other                               (360)              (435)
    Investment in and advances to joint ventures, net                   (449)            (1,345)
    TDLP partnership distributions                                       151                152
                                                                     -------             ------
         Net cash used in investing activities                        (3,239)            (5,302)
                                                                     -------             ------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of debt obligations                        26,183                -0-
    Repayment of debt obligations                                    (24,973)              (411)
    Net proceeds from (repayment of) bank line of credit              (1,497)             2,908
    Advances to TDLP, net                                               (138)              (815)
    Increase in lease obligations                                         93                -0-
    Financing costs                                                     (488)               (68)
                                                                     -------             ------
         Net cash provided from financing activities                    (820)            $1,614
                                                                     -------             ------


                                   (Continued)

                                  ADVOCAT INC.

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)
                                   (CONTINUED)



                                                       SIX MONTHS ENDED JUNE 30,
                                                       -------------------------
                                                           1999          1998
                                                       --------------   -------
                                                       (As Restated,
                                                        See Note 3)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          $(1,349)      $(1,024)

CASH AND CASH EQUIVALENTS, beginning of period              2,347         2,673
                                                          -------       -------

CASH AND CASH EQUIVALENTS, end of period                  $   998       $ 1,649
                                                          =======       =======

SUPPLEMENTAL INFORMATION:
      Cash payments of interest                           $ 3,106       $ 2,362
                                                          =======       =======

      Cash payments (refunds) of income taxes, net        $  (623)      $   637
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

2.       BASIS OF FINANCIAL STATEMENTS

The interim consolidated financial statements for the three and six month periods ended June 30, 1999 and 1998, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all adjustments necessary to present fairly the financial position at June 30, 1999 and the results of operations for the three and six month periods ended June 30, 1999, and the cash flows for the six month periods ended June 30, 1999 and 1998.

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


3.   RESTATEMENT

In connection with reporting its results for the nine months ended September 30, 1999, the Company recorded certain adjustments to its previously reported interim results for 1999. The adjustments, all of which reduce pre-tax operations, that affect the three and six month periods ended June 30, 1999 total $4,225,000 and $5,576,000, respectively. Certain financial information, both before and after the effect of the adjustments and certain reclassifications, is summarized as follows:

                                                        Three Months            Six Months
                                                           Ended                  Ended
                                                       June 30, 1999          June 30, 1999
                                                       -------------          -------------
Income before income taxes and cumulative effect
  of change in accounting principle
  (as previously reported)                               $   152,000             $  401,000
Adjustments:
  Increase in allowance for bad debts                     (2,359,000)            (2,897,000)
  Reversal of uncollectible revenue
    previously accrued                                      (670,000)              (670,000)
  Increase in self-insurance reserves for
    workers' compensation claims                            (158,000)              (520,000)
  Accrual of fines, penalties, and taxes                    (432,000)              (432,000)
  Accrual of severance benefits                             (275,000)              (275,000)
  Increase in inventory valuation reserve                   (200,000)              (200,000)
  Write-off of certain assets                                 (3,000)              (192,000)
  Increase in depreciation expense                           (81,000)              (162,000)
  Recognition of costs in association with
    the termination of an operating lease                          0               (135,000)
  Increase in lease expense due to
    reallocation of expense over the
    life of a long-term lease                                (47,000)               (93,000)
                                                         -----------            -----------
Loss before income taxes and cumulative
  effect of change in accounting
  principle (as restated)                               ($ 4,073,000)           ($5,175,000)
                                                        ============            ===========
Net income (loss) (as previously reported)               $    97,000            ($   21,000)
                                                        ============            ===========
Net loss (as restated)                                  ($ 2,607,000)           ($3,589,000)
                                                        ============            ===========
Income (loss) per common share (as previously
  reported)                                              $       .02            ($      .00)
                                                        ============            ===========
Loss per common share (as restated)                     ($       .48)           ($      .66)
                                                        ============            ===========




                                                         June 30, 1999
                                                         -------------
Total shareholders' equity
  (as previously reported)                               $  27,731,000
                                                         =============
Total shareholders' equity (as restated)                 $  24,162,000
                                                         =============
Total assets (as previously reported)                    $ 116,709,000
                                                         =============
Total assets (as restated)                               $ 114,607,000
                                                         =============

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

5.       EARNINGS PER SHARE

Information with respect to the calculation of basic and diluted earnings per share data follows:

                                                        THREE MONTHS ENDED JUNE 30,                 SIX MONTHS ENDED JUNE 30,
                                                    ----------------------------------         -----------------------------------
                                                         1999                 1998                 1999                  1998
                                                    -------------        -------------         -------------         -------------
                                                    (As Restated;                              (As Restated;
                                                     See Note 3)                                See Note 3)
NUMERATOR:
   Income (loss) before cumulative effect
       of change in accounting principle            $  (2,607,000)       $    (337,000)        $  (3,312,000)        $      18,000
   Cumulative effect of change in
     accounting principle, net of tax                         -0-                  -0-              (277,000)                  -0-
                                                    -------------        -------------         -------------         -------------
   Net income (loss)                                $  (2,607,000)       $    (337,000)        $  (3,589,000)        $      18,000
                                                    =============        =============         =============         =============

DENOMINATOR:
   Basic average shares outstanding                     5,399,000            5,377,000             5,399,000             5,377,000
   Employee stock purchase plan                               N/A(1)               N/A(1)                N/A(1)             13,000
   Options                                                    N/A(1)               N/A(1)                N/A(1)              1,000
                                                    -------------        -------------         -------------         -------------
   Diluted average shares outstanding                   5,399,000            5,377,000             5,399,000             5,391,000
                                                    =============        =============         =============         =============

BASIC EARNINGS (LOSS) PER SHARE:
   Income (loss) before accounting change           $        (.48)       $        (.06)        $        (.61)        $         .00
   Cumulative effect of change in
     accounting principle, net of tax                         .00                  .00                  (.05)                  .00
                                                    -------------        -------------         -------------         -------------
   Net income (loss)                                $        (.48)       $        (.06)        $        (.66)        $         .00
                                                    =============        =============         =============         =============

DILUTED EARNINGS (LOSS) PER SHARE:
   Income (loss) before accounting change           $        (.48)       $        (.06)        $        (.61)        $         .00
   Cumulative effect of change in accounting
     principle, net of tax                                    .00        $         .00                  (.05)                  .00
                                                    -------------        -------------         -------------         -------------
   Net income (loss)                                $        (.48)       $        (.06)        $        (.66)        $         .00
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

                                                 THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
           (IN THOUSANDS)                        1999             1998              1999               1998
                                                ------           ------            ------             ------
                                              (As Restated;                    (As Restated;
                                               See Note 3                       See Note 3
     Net revenues:
     U.S. nursing homes                        $ 33,820        $ 42,690          $ 70,336           $ 84,137
     U.S. assisted living facilities              7,057           6,248            13,679             12,554
     Canadian operations                          3,710           3,759             7,337              7,497
     Corporate                                      237             239               420                479
     Eliminations                                  (234)           (238)             (470)              (476)
                                               --------        --------          --------           --------
       Total                                   $ 44,590        $ 52,698          $ 91,302           $104,191
                                               ========        ========          ========           ========
Depreciation and amortization:
     U.S. nursing homes                        $    595        $    405          $  1,192           $    946
     U.S. assisted living facilities                443             311               885                617
     Canadian operations                             90              89               175                177
     Corporate                                       19              27                43                 54
     Eliminations                                   -0-             -0-               -0-                -0-
                                               --------        --------          --------           --------
       Total                                   $  1,147        $    832          $  2,295           $  1,794
                                               ========        ========          ========           ========
Operating income (loss):
     U.S. nursing homes                        $ (3,798)       $    265          $ (5,059)          $    589
     U.S. assisted living facilities               (228)            154              (175)               254
     Canadian operations                            414             517               810                990
     Corporate                                     (461)         (1,462)             (751)            (1,805)
     Eliminations                                   -0-             -0-               -0-                -0-
                                               --------        --------          --------           --------
       Total                                   $ (4,073)       $   (526)         $ (5,175)          $     28
                                               ========        ========          ========           ========

                                                                                  JUNE 30,        DECEMBER 31,
                                                                                    1999              1998
                                                                                  --------        ------------
                                                                               (As Restated;
                                                                                 See Note 3
Long-lived assets:
     U.S. nursing homes                                                           $ 55,482           $ 56,396
     U.S. assisted living facilities                                                33,764             33,987
     Canadian operations                                                            12,809             10,536
     Corporate                                                                      22,537             21,725
     Eliminations                                                                  (34,965)           (35,135)
                                                                                  --------           --------
       Total                                                                      $ 89,626           $ 87,509
                                                                                  ========           ========
Total assets:
     U.S. nursing homes                                                           $ 79,943           $ 88,473
     U.S. assisted living facilities                                                37,084             36,926
     Canadian operations                                                            15,695             13,718
     Corporate                                                                      25,025             24,909
     Eliminations                                                                  (43,140)           (42,732)
                                                                                  --------           --------
       Total                                                                      $114,607           $121,294
                                                                                  ========           ========

9. SUBSEQUENT EVENT - DEBT COVENANT COMPLIANCE

Certain of the Company's loan agreements contain various financial covenants, the most restrictive of which relate to net worth, cash flow, debt to equity ratio requirements, and limits on the payment of dividends to shareholders. As of June 30, 1999, the Company was not in compliance with these covenants, but received informal waivers from its lenders. However, as of both December 31, 1999 and through the date of the filing of this Report on form 10-Q/A, the Company was not in compliance with the covenants. Cross-default or material adverse change provisions contained in the agreements allow the holders of a majority of the Company's debt to demand immediate repayment. Although the noncompliance and resulting actions have not been formally or informally declared by the lenders, the Company has not obtained waivers of the noncompliance. Based on regularly scheduled debt service requirements and reflective of certain refinancings and extensions that have taken place subsequent to June 30, 1999, the Company has a total of $28.3 million of debt that must be repaid or refinanced in the next 12 months from June 30, 1999. However, as a result of the covenant noncompliance and other cross-default provisions, the Company has classified a total of $57.4 million of debt as current liabilities as of June 30, 1999. The company would not be able to repay the total amount of its outstanding indebtedness if the applicable lenders forced immediate repayment.

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Although it is not anticipated that the Company's lenders will demand immediate repayment, the continued forbearance on the part of the Company's lenders cannot be assured at this time. In addition, the Company is not in compliance at December 31, 1999 with the financial covenants applicable to the lease agreements covering a majority of its United States nursing facilities. Under the agreements, the lessor has the right to terminate the lease agreements and seek recovery of any relate financial losses. At a minimum, the Company's cash requirements over the next 12 months include funding operations, capital expenditures, scheduled debt service, and other working capital requirements. No assurance can be given that the Company will have sufficient cash to meet its cash requirements for the next 12 months. The Company is currently discussing potential restructuring and refinancing alternatives with its lenders and primary lessor. No assurance can be given that the Company will be successful in negotiating waivers, amendments, or refinancings of outstanding debt or lease commitments, or that the Company will be able to meet any amended financial covenants in the future. If the Company is unable to generate sufficient cash flow from its operations or successfully negotiate debt or lease amendments, it will explore a variety of other options, including but not limited to other sources of financings, asset dispositions, or relief under the United States Bankruptcy code. The accompanying interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

RESULTS OF OPERATIONS

The following tables present the unaudited interim statements of operations and related data for the three and six months ended June 30, 1999 and 1998.

                (IN THOUSANDS)                THREE MONTHS ENDED JUNE 30,
                                              ---------------------------
                                               1999               1998             CHANGE               %
                                             --------          ---------         --------            ------
                                          (As Restated)
 REVENUES:
         Patient revenues                     $ 34,352         $  43,108         $ (8,756)            (20.3)
         Resident revenues                       9,323             8,629              694               8.0
         Management fees                           877               906              (29)             (3.2)
         Interest                                   38                55              (17)            (30.9)
                                              --------         ---------         --------
                  Net revenues                  44,590            52,698           (8,108)            (15.4)
                                              --------         ---------         --------
 EXPENSES:
         Operating                              38,033            42,131           (4,098)             (9.7)
         Lease                                   5,003             4,809              194               4.0
         General and administrative              3,155             2,730              425              15.6
         Interest                                1,325             1,254               71               5.6
         Depreciation and amortization           1,147               832              315              37.8
         Non-recurring charges                     -0-             1,468           (1,468)           (100.0)
                                              --------         ---------         --------
                  Total expenses                48,663            53,224           (4,561)             (8.6)
                                              --------         ---------         --------
  LOSS BEFORE INCOME TAXES                      (4,073)             (526)          (3,547)              N/A
  INCOME TAX BENEFIT                            (1,466)             (189)          (1,277)              N/A
                                              --------         ---------         --------
  NET LOSS                                    $ (2,607)         $   (337)        $ (2,270)              N/A
                                              ========         =========         ========

                (IN THOUSANDS)                SIX MONTHS ENDED JUNE 30,
                                             ---------------------------
                                               1999               1998             CHANGE               %
                                             --------          ---------         --------            ------
                                          (As Restated)
  REVENUES:
         Patient revenues                     $ 71,206         $  84,946         $(13,740)            (16.2)
         Resident revenues                      18,227            17,334              893               5.2
         Management fees                         1,796             1,812              (16)             (0.8)
         Interest                                   73                99              (26)            (26.6)
                                              --------         ---------         --------
                   Net revenues                 91,302           104,191          (12,889)            (12.4)
                                              --------         ---------         --------
  EXPENSES:
         Operating                              75,756            83,383           (7,627)             (9.1)
         Lease                                   9,904             9,563              341               3.6
         General and administrative              5,890             5,456              434               8.0
         Interest                                2,632             2,499              133               5.3
         Depreciation and amortization           2,295             1,794              501              27.9
         Non-recurring charges                     -0-             1,468           (1,468)           (100.0)
                                              --------         ---------         --------
                   Total expenses               96,477           104,163           (7,686)             (7.1)
                                              --------         ---------         --------
  INCOME (LOSS) BEFORE INCOME TAXES             (5,175)               28           (5,203)              N/A
  PROVISION (BENEFIT) FOR INCOME TAXES          (1,863)               10           (1,873)              N/A
                                              --------         ---------         --------
   INCOME (LOSS) BEFORE CUMULATIVE
     EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE                       (3,312)               18           (3,330)              N/A
  CUMULATIVE EFFECT OF CHANGE
     IN ACCOUNTING PRINCIPLE,
     NET OF TAX                                   (277)              -0-             (277)              N/A
                                              --------         ---------         --------
   NET INCOME (LOSS)                          $ (3,589)        $      18        $  (3,607)              N/A
                                              ========         =========         ========

PERCENTAGE OF NET REVENUES                  Three Months Ended June 30,   Six Months Ended June 30,
                                            ---------------------------   -------------------------
                                                 1999                        1999
                                             (As Restated)    1998       (As Restated)      1998
                                              -----------     -----       -----------       -----
  REVENUES:
         Patient revenues                        77.0%         81.8%          78.0%          81.5%
         Resident revenues                       20.9          16.4           19.9           16.7
         Management fees                          2.0           1.7            2.0            1.7
         Interest                                 0.1           0.1            0.1            0.1
                                                -----         -----          -----          -----
                  Net revenues                  100.0%        100.0%         100.0%         100.0%
                                                -----         -----          -----          -----
 OPERATING EXPENSES:
         Operating                               85.3          79.9           83.0           80.0
         Lease                                   11.2           9.1           10.8            9.2
         General and administrative               7.1           5.2            6.4            5.3
         Interest                                 3.0           2.4            2.9            1.7
         Depreciation and amortization            2.5           1.6            2.5            2.4
         Non-recurring charges                    0.0           2.8            0.0            1.4
                                                -----         -----          -----          -----
                  Total expenses                109.1         101.0          105.6          100.0
                                                -----         -----          -----          -----

  INCOME (LOSS) BEFORE INCOME TAXES              (9.1)         (1.0)          (5.6)           0.0
  PROVISION (BENEFIT) FOR INCOME TAXES           (3.3)         (0.4)          (2.0)           0.0
                                                -----         -----          -----          -----
  INCOME (LOSS) BEFORE CUMULATIVE
         EFFECT OF CHANGE IN
         ACCOUNTING PRINCIPLE                    (5.8)         (0.6)          (3.6)           0.0
  CUMULATIVE EFFECT OF CHANGE
         IN ACCOUNTING PRINCIPLE,
         NET OF TAX                               0.0           0.0           (0.3)           0.0
                                                -----         -----          -----          -----
  NET INCOME (LOSS)                              (5.8)%         0.6%          (3.9)%          0.0
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

These changes are endemic upon the industry. They have resulted pursuant to the administrative implementation of the guidelines contained in the Balanced
Budget Act of 1997 (the "BBA"). Under the BBA, Medicare expenditures by the Federal government have been cut approximately 20%. This has been a sudden, drastic blow to the industry. Other providers who relied more heavily on the provision of services to higher acuity patients have been impacted more severely than the Company. There have been several major bankruptcy filings. Without remediation, the long-term effect on the industry is expected to be catastrophic. As the impact of these changes upon both providers and beneficiaries has become known, there has been growing political awareness of a need to re-examine the drastic cuts that have been implemented. On November 29, 1999 President Clinton signed into law a budget agreement that restores over three years $2.7 billion in Medicare funding. The bill contains several components that become effective at various times over the three year period. As a result of the legislation, individual nursing facilities will have the option, for cost reporting years beginning after December 29, 1999, of continuing under the current PPS transition formula or adopting the full federal PPS per diem. In addition, the measure provides a two-year moratorium on the Part B therapy caps beginning January 1, 2000, and it also provides increases in the per diems for the care of certain groups of patients. The Company is continuing to evaluate the impact of the legislation on its operations. There is also movement that may result in the institution of administrative changes that would restore additional revenues to the U.S. nursing home industry. While such activity is positive, there is no expectation by management that the current round of legislative and administrative relief under consideration is sufficient to restore the economic viability the industry needs.

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


THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

Revenues. Net revenues decreased to $44.6 million in 1999 from $52.7 million in 1998, a decrease of $8.1 million, or 15.4%. Resident revenues increased to $9.3 million in 1999 from $8.6 million in 1998, an increase of $694,000, or 8.0%. Patient revenues decreased to $34.4 million in 1999 from $43.1 million in 1998, a decrease of $8.7 million, or 20.3%. This decrease in patient revenues is due primarily to the Medicare reimbursement changes and a decline in Medicare census. In addition, effective April 1, 1999, the Company stopped operating a facility it had previously leased; this facility provided $1.7 million in comparable revenues that were not repeated in 1999. The Company recorded $670,000 in negative revenue adjustments in connection with its West Virginia operations. Certain claims had been denied in prior years by the third party intermediary. In 1999, the Company abandoned its efforts to get these claims approved. There was a 6.2% decline in patient and resident days, approximately 38,000 days, which was primarily due to decreases in the nursing home segment. Approximately 12,000 of this decline in days related to the terminated lease. There was a 34.0% decline in Medicare days, approximately 11,000 days, and reductions of approximately 10,000 days each among Medicaid and private-pay patients. This decline in Medicare days accounts for approximately $3.4 million of the overall revenue reduction. As a percent of patient and resident revenues, Medicare decreased to 13.5% in 1999 from 25.8% in 1998 while Medicaid and similar programs increased to 67.8% in 1999 from 55.1% in 1998.

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

Operating Expense. Operating expense decreased to $38.0 million in 1999 from $42.1 million in 1998, a decrease of $4.1 million, or 9.7%. The decrease is primarily attributable to cost reductions implemented in response to the Medicare reimbursement changes (that is, reduced provision of therapy services and in the costs to provide them). As a percent of patient and resident revenues, operating expense increased to 87.1% in 1999 from 81.4% in 1998. The largest component of operating expense is wages, which remained flat at about $18.9 million in both the 1999 and 1998 periods. The Company's wage increases are generally in line with inflation. The Company has been able to reduce staffing at certain facilities that have experienced occupancy declines. The Company's provision for bad debts increased to $2.6 million in 1999 from $363,000 in 1998, an increase of $2.3 million, or 622.9% as the Company more aggressively reserved against its older receivables. It is generally recognized that the regulatory environment in which nursing homes operate has become more restrictive. In 1999, the Company incurred approximately $350,000 in fines and penalties as compared to approximately $25,000 in the prior period.

Lease Expense. Lease expense increased to $5.0 million in 1999 from $4.8 million in 1998, an increase of $194,000, or 4.0%. Adjustments in the Company's lease agreements are generally tied to inflation.

General and Administrative Expense. General and administrative expense increased to $3.1 million in 1999 from $2.7 million in 1998, an increase of $425,000, or 15.6%. As a percent of total net revenues, general and administrative expense increased to 7.1% in 1999 compared with 5.2% in 1998. The percentage increase is primarily attributable to the lower revenue base, however, the 1999 period also includes a provision of $275,000 for severance benefits for Mary Margaret Hamlett.

Interest Expense. Interest expense increased to $1.3 million in 1999 from $1.2 million in 1998, an increase of $71,000, or 5.6%.

Depreciation and Amortization. Depreciation and amortization expenses increased to $1.1 million in 1999 from $832,000 in 1998, an increase of $315,000, or 37.8%.

Non-Recurring Charges. The Company incurred $1.5 million in charges in 1998 that were not repeated in 1999.

Income (Loss) Before Income Taxes; Net Income (Loss); Earnings (Loss) Per Share. As a result of the above, the loss before income taxes was $(4.1) million in 1999 as compared with a loss of $(526,000) in 1998, a decrease of $3.5 million. The effective combined federal, state and provincial income tax rate was 36.0% in both 1999 and 1998. The net loss was $(2.6) million in 1999 as compared with a net loss of $(337,000) in 1998, a decrease of $2.3 million, and basic and diluted earnings per share were each, a loss of $(.48) in 1999 as compared with a loss of $(.06) per share in 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

Revenues. Net revenues decreased to $91.3 million in 1999 from $104.2 million in 1998, a decrease of $12.9 million, or 12.4%. Resident revenues increased to $18.2 million in 1999 from $17.3 million in 1998, an increase of $893,000, or 5.2%. Patient revenues decreased to $71.2 million in 1999 from $85.0 million in 1998, a decrease of $13.8 million, or 16.2%. This decrease in patient revenues is due primarily to the Medicare reimbursement changes and a decline in Medicare census. In addition, effective April 1, 1999, the Company stopped operating a facility it had previously leased; this facility provided $1.7 million in comparable revenues that were not repeated in 1999. The Company recorded $670,000 in negative revenue adjustments in connection with its West Virginia operations. Certain claims had been denied in prior years by the third party intermediary. In 1999, the Company abandoned its efforts to get these claims approved. There was a 4.3% decline in patient and resident days, approximately 52,000 days, which was primarily due to decreases in the nursing home segment. Approximately 12,000 of this decline in days related to the terminated lease. There was a 35.6% decline in Medicare days, approximately 23,000 days, and reductions of approximately 10,000 and 6,000 among private-pay and Medicaid patients, respectively. This decline in Medicare days accounts for approximately $7.6 million of the overall revenue reduction. As a percent of patient and resident revenues, Medicare decreased to 14.7% in 1999 from 25.8% in 1998 while Medicaid and similar programs increased to 66.6% in 1999 from 55.3% in 1998.

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

Operating Expense. Operating expense decreased to $75.8 million in 1999 from $83.4 million in 1998, a decrease of $7.6 million, or 9.1%. The decrease is primarily attributable to cost reductions implemented in response to the Medicare reimbursement changes (that is, reduced provision of therapy services and in the contracted costs to provide them). As a percent of patient and resident revenues, operating expense increased to 84.7% in 1999 from 81.5% in 1998. The largest component of operating expense is wages, which increased to $37.6 million in 1999 from $37.4 million in 1998, an increase of $156,000, or 0.4%. The Company's wage increases are generally in line with inflation. The Company has been able to reduce staffing at certain facilities that have experienced occupancy declines. The Company's provision for bad debts increased to $3.4 million in 1999 from $815,000 in 1998, an increase of $2.6 million or 317.9% as the Company more aggressively reserved against its older receivables. It is generally recognized that the regulatory environment in which nursing homes operate has become more restrictive. In 1999, the Company incurred approximately $350,000 in fines and penalties as compared to approximately $50,000 in the prior period. The Company is self-insured for certain workers' compensation claims incurred prior to May 1997. Due to the continued development of open claims beyond previous evaluations, the Company recognized a charge of $520,000 to provide sufficient reserve to cover the expected liability for these claims. The Company also wrote off $192,000 of miscellaneous assets.

Lease Expense. Lease expense increased to $9.9 million in 1999 from $9.6 million in 1998, an increase of $341,000, or 3.6%. Adjustments in the Company's lease agreements are generally tied to inflation.

General and Administrative Expense. General and administrative expense increased to $5.9 million in 1999 from $5.5 million in 1998, an increase of $434,000, or 8.0%. As a percent of total net revenues, general and administrative expense increased to 6.4% in 1999 compared with 5.3% in 1998. The percentage increase is attributable to the lower revenue base. The 1999 period also includes $275,000 in severance benefits for Mary Margaret Hamlett.

Interest Expense. Interest expense increased to $2.6 million in 1999 from $2.5 million in 1998, an increase of $133,000, or 5.3%.

Depreciation and Amortization. Depreciation and amortization expenses increased to $2.3 million in 1999 from $1.8 million in 1998, an increase of $501,000, or 27.9%.

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

Income Before Income Taxes; Net Income (Loss); Earnings (Loss) Per Share. As a result of the above, the loss before income taxes and the cumulative effect of the change in accounting principle was $(5.2) million in 1999 as compared with income of $28,000 in 1998, a decrease of $5.2 million. The effective combined federal, state and provincial income tax rate was 36.0% in both 1999 and 1998. The net loss after taxes and the cumulative effect of the change in accounting principle was $(3.6) million in 1999 as compared with net income of $18,000 in 1998, a decrease of $3.6 million, and basic and diluted earnings (loss) per share were each a loss of ($.66) in 1999 compared to each being .00 in 1998.


LIQUIDITY AND CAPITAL RESOURCES

Certain of the Company's loan agreements contain various financial covenants, the most restrictive of which relate to net worth, cash flow, debt to equity ratio requirements, and limits on the payment of dividends to shareholders. As of June 30, 1999, the Company was not in compliance with these covenants, but received informal waivers from its lenders. However, as of both December 31, 1999 and through the date of the filing of this Report on Form 10-Q/A, the Company was not in compliance with the covenants. Cross-default or material adverse change provisions contained in the agreements allow the holders of a majority of the Company's debt to demand immediate repayment. Although the noncompliance and resulting actions have not been formally or informally declared by the lenders, the Company had not obtained waivers of the noncompliance. Based on regularly scheduled debt service requirements and reflective of certain refinancings and extensions that have taken place subsequent to June 30, 1999, the Company has a total of $28.3 million of debt that must be repaid or refinanced in the next 12 months from June 30, 1999. However, as a result of the covenant noncompliance and other cross-default provisions, the Company has classified a total of $57.4 million of debt as current liabilities as of June 30, 1999. The Company would not be able to repay the total amount of its outstanding indebtedness if the applicable lenders forced immediate repayment.

At June 30, 1999 and December 31, 1998, the Company had negative working capital of $(49.8) million and $(16.2) million, respectively, and the current ratio was
0.3 and 0.7, respectively. The negative working capital results primarily from the Company's classification of a majority of its debt as current liabilities as of June 30, 1999 and the Company's current maturities of long-term debt at December 31, 1998.

Net cash provided by operating activities totaled $2.7 million in each of the six month periods ended June 30, 1999 and 1998. These amounts primarily represent the cash flows from net income plus changes in non-cash components of operations and by working capital changes.

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

Net cash provided (used) by financing activities totaled $(820,000) and $1.6 million in the six month periods ended June 30, 1999 and 1998, respectively. The net cash provided from financing activities primarily represents net proceeds from issuance and repayment of debt and advances to or repayments from related parties.

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

On June 4, 1999, the Company closed two loans totaling $25.25 million (the "NC Loans"). The NC Loans are secured by the 13 owned assisted living facilities the Company operates in the state of North Carolina. The NC Loans mature in June 2002, bear interest at LIBOR plus 2.35%, and provide for principal amortization under a 25-year amortization schedule. As of June 30, 1999 and January 3, 2000, the outstanding balances under the NC Loans were approximately $25.2 million and $25.1 million, respectively, and the interest rates were 7.6% and 8.2%, respectively.

The Bridge Loan had an original indebtedness of $34.1 million. It was used to fund the purchase of the Company's North Carolina assisted living operations, which purchase closed on September 30, 1997. The net proceeds available upon closing of the NC Loans, $24.7 million, was applied against the Company's indebtedness under the Bridge Loan. With the application of the net proceeds from the NC Loans, the balance of the Bridge Loan was reduced to $9.4 million. Prior to the principal reduction, the Bridge Loan had a maturity date of July 1, 1999, carried interest at LIBOR plus 3.0%, and had a restriction against pledging the North Carolina assets as collateral with any other lender. With the reduction in the principal balance, the Company and its lenders agreed to modify the terms of the Bridge Loan by extending the stated maturity date to October 1, 1999 (since extended to February 28, 2000), increasing the interest rate to 12.0% fixed, and providing certain security interests to the lenders. These security interests include two non-operating properties in North Carolina and the Company's limited partnership interests in TDLP. No further principal reductions have been made or are scheduled at this time, but the Company has agreed to apply against the Bridge Loan indebtedness any net proceeds realized from the sale of the collateral comprising the additional security interests.

As of June 30, 1999, the Company had drawn $2.6 million, had $5.65 million of letters of credit outstanding, and had $1.7 million remaining borrowing capability under its working capital line of credit. As of January 3, 2000, the Company had drawn $1.0 million, had $5.6 million of letters of credit outstanding, and had $1.8 million remaining borrowing capability under its working capital line of credit. The interest rates applicable at June 30, 1999 and January 3, 2000, were 7.6% and 9.0%, respectively. The working capital line of credit matured December 1, 1999, but was not called, having been eventually extended to February 28, 2000 by the lender. A further extension of the existing agreement or a replacement working capital line of credit is currently being negotiated with the existing bank lender.

Since early 1998, the Company's bank lender has provided additional line of credit availability (the "Overline"). Availability under the Overline began at $1.25 million and was increased over time to its maximum level of $4.0 million. Subsequently, it was reduced to $3.75 million in the third quarter of 1999, and has since been reduced to its current level of $3.5 million. Since April 14, 1999, the Overline has carried interest at 14.0% but was otherwise subject to the same terms and conditions as the Company's working capital line of credit. Maturity of the Overline had been scheduled for July 1, 1999. However, coincident with the changes with respect to the Bridge Loan, the lender agreed to revised terms with respect with the Overline. These revisions, including availability reduction, extended the maturity date to December 1, 1999, (which has since been extended to February 28, 2000) and provided for increased reporting responsibility to the lender and cooperation with the lender in the completion of an audit of the Company's accounts receivable. In addition, the Company has provided, with respect to certain available assets, first and second collateral positions in favor of the lender. Amounts drawn under the Overline totaled $4.0 million and $3.5 million as of June 30, 1999 and January 3, 2000, respectively, and carried interest rates of 14.0% at both dates.

The acquisition line of credit of $40.0 million, less outstanding borrowings, was available to fund approval acquisitions through October 1999. The Company's obligations under the acquisition line are secured by the assets acquired with the draws under the acquisition line. Advances under the acquisition line bear interest, payable monthly, at LIBOR plus a defined spread with respect to each facility based upon its loan-to-value ratio and debt service coverage. As of both June 30, 1999, and January 3, 2000, the Company had $11.1 million outstanding under the acquisition line, which amount was secured by four nursing homes. No further draws are available under the acquisition lien of credit. Amounts outstanding under the acquisition line of credit had a scheduled maturity on December 1, 1999, however, the Company has signed an agreement with the existing lender that both extended the maturity to April 30, 2000, and is expected to result in replacement long-term financing with such lender.

Based on regularly scheduled debt service requirements (i.e., excluding any potential acceleration due to formal declaration of default by one or more of the Company's lenders), at June 30, 1999, $28.3 million of the Company's total debt of $63.6 million must be repaid or refinanced during the next 12 months. These scheduled current maturities reflect certain refinancings or extensions identified in the foregoing discussion that have occurred subsequent to June 30, 1999. These scheduled maturities are as follows: $2.6 million under the working capital line of credit, $4.0 million under the Overline, and $9.4 million under the Bridge Loan, all three of which are due February 28, 2000; $11.1 million under the acquisition lien of credit, which has been extended to April 30, 2000 as described above; and miscellaneous scheduled maturities over the next 12 months of $1.2 million. With respect to the Bridge Loan, the working capital line of credit, and the Overline, the Company is currently negotiating with the existing lender to further restructure the terms, including further extension of their maturity dates. The Company expects to repay a portion of this debt through various means such as the sale of certain assets, refinancing mortgage debt, and through cash generated from operations. The Company expects to repay the miscellaneous current maturities of $1.2 million with cash generated from operations. Management is hopeful that it will be successful in restructuring the Company's debt as described. However, there can be no assurance that the Company's restructuring efforts will be successful.

In addition, the Company is not in compliance at December 31, 1999 with the financial covenants applicable to the lease agreements covering a majority of its United States nursing facilities. Under the agreements, the lessor has the right to terminate the lease agreements and seek recovery of any related financial losses.

At a minimum, the Company's cash requirements over the next 12 months include funding operations, capital expenditures, scheduled debt service, and other working capital requirements. No assurance can be given that the Company will have sufficient cash to meet its requirements for the next 12 months. As previously described, the Company is currently discussing potential restructuring and refinancing alternatives with its current lenders as well as with its primary lessor. If the Company's lenders forced immediate repayment, the Company would not be able to repay the total amount of its indebtedness outstanding. Further, no assurance can be given that the Company will be successful in negotiating waivers, amendments, or refinancings of outstanding debt or lease commitments, or that the Company will be able to meet any amended financial covenants in the future. If the Company is unable to generate sufficient cash flow from its operations or successfully negotiate debt or lease amendments, it will explore a variety of other options, including but not limited to other sources of financing, asset dispositions, or relief under the United States Bankruptcy code. The Company's interim consolidated financial statements as of and for the three and six months periods ended June 30, 1999 do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

RECEIVABLES

The Company's operations could be adversely affected if it experiences significant delays in reimbursement of its labor and other costs from Medicare, Medicaid and other third party sources. The Company's future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company's liquidity. Continued efforts by governmental and third-party payors to contain or reduce the acceleration of costs by monitoring reimbursement rates, by increasing medical review of bills for services, or by negotiating reduced contract rates, as well as any delay by the Company in the processing of its invoices, could adversely affect the Company's liquidity and results of operations.

Gross accounts receivable attributable to the provision of patient and resident services at June 30, 1999 and December 31, 1998, totaled $22.9 million and $28.3 million, respectively, representing approximately 48 and 53 days in accounts receivable, respectively. Accounts receivable from the provision of management services was $522,000 and $387,000 at June 30, 1999 and December 31, 1998, respectively, representing approximately 54 and 39 days in accounts receivable, respectively.

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

To date, the major impact on the Company from PPS and other reimbursement changes has been systemic occupancy declines which have reduced the amount of overhead absorbed under the Company's Medicare operations. Definitely, both revenues and expenses have been reduced significantly from the levels prior to PPS. With respect to Medicare therapy allowable cost and fee reductions, the Company estimates that net operations was negatively impacted in both 1998 and 1999 and will continue to be negatively impacted beyond 1999 as a result of the changes brought about under the BBA. However, ultimate negative impact on the Company's operations cannot be reasonably estimated. Any reductions in government spending for long-term health care could have an adverse effect on the operating results and cash flows of the Company. The Company will attempt to maximize the revenues available to it from governmental sources within the changes that will occur under the BBA. In addition, the Company will attempt to increase revenues from nongovernmental sources, including expansion of its assisted living and Canadian operations to the extent capital is available to do so, if at all.

While federal regulations do not provide states with grounds to curtail funding of their Medicaid cost reimbursement programs due to state budget deficiencies, states have nevertheless curtailed funding in such circumstances in the past. No assurance can be given that states will not do so in the future or that the future funding of Medicaid programs will remain at levels comparable to present levels. The United States Supreme Court ruled in 1990 that health care providers could use the Boren Amendment to require states to comply with their legal obligation to adequately fund Medicaid programs. The BBA repeals the Boren Amendment and authorizes states to develop their own standards for setting payment rates. It requires each state to use a public process for establishing proposed rates whereby the methodologies and justifications used for setting such rates are available for public review and comment. This requires facilities to become more involved in the rate setting process since failure to do so may interfere with a facility's ability to challenge rates later.

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



                                      ADVOCAT INC.

January 11, 2000
                                      By: /s/ Richard B. Vacek Jr.
                                      -----------------------------------------
                                          Richard B. Vacek Jr.
                                          Principal Financial Officer and Chief
                                          Accounting Officer and An Officer Duly
                                          Authorized to Sign on Behalf of the
                                          Registrant

                                 EXHIBIT INDEX

EXHIBIT                     DESCRIPTION OF EXHIBITS
NUMBER
3.1-   Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement
       No. 33-76150 on Form S-1).
3.2-   Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the
       Company's Registration Statement No. 33-76150 on Form S-1).
3.3-   Amendment to Certificate of Incorporation dated March 23, 1995
       (incorporated by reference to Exhibit A of Exhibit 1 to Form 8-A filed
       March 30, 1995).
4.1-   Form of Common Stock Certificate (incorporated by reference to Exhibit
       4 to the Company's Registration Statement No. 33-76150 on Form S-1).
4.2-   Rights Agreement dated March 13, 1995, between the Company and Third
       National Bank in Nashville (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated March 13, 1995).
4.3-   Summary of Shareholder Rights Plan adopted March 13, 1995 (incorporated by reference to Exhibit B of Exhibit 1 to Form 8-A filed March 30, 1995).
4.4-   Rights Agreement of Advocat Inc. dated March 23, 1995 (incorporated by reference to Exhibit 1 to Form 8-A filed March 30, 1995).
10.1-  Separation Agreement dated June 30, 1999 between Mary Margaret Hamlett and Advocat Inc. (incorporated by reference to Exhibit 10.1 to Report on
       Form 10-Q dated June 30, 1999).
10.2-  Employment Agreement dated June 28, 1999 between Advocat Inc. and Charles
       H. Rinne (incorporated by reference to Exhibit 10.2 to Report on Form
       10-Q dated June 30, 1999).
10.3-  Employment Agreement dated August 16, 1999 between Advocat Inc. and
       Richard Vacek (incorporated by reference to Exhibit 10.3 to Report on
       Form 10-Q dated June 30, 1999).
10.4-  Loan Agreement dated June 4, 1999 between Diversicare Assisted Living
       Services NC II, LLC and GMAC Commercial Mortgage Corporation
       (incorporated by reference to Exhibit 10.4 to Report on Form 10-Q dated
       June 30, 1999).
10.5-  Loan Agreement dated June 4, 1999 between Diversicare Assisted Living
       Services NC I, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.5 to Report on Form 10-Q dated June 30, 1999).
10.6-  Fourth Amendment to Master Credit and Security Agreement dated April 14,
       1999 between First American National Bank along with GMAC Commercial
       Mortgage Corporation and Diversicare Management Services Co.
       (incorporated by reference to Exhibit 10.6 to Report on Form 10-Q dated
       June 30, 1999).
27.1-  Financial Data Schedule (for SEC use only) (incorporated by reference to
       Exhibit 27 to Report on Form 10-Q dated June 30, 1999).
27.2-  Restated Financial Data Schedule (for SEC use only).