Form 10-Q/A
period 1999-09-30
ADVOCAT INC
filed 2000-01-11
CIK 919956

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

In connection with reporting its results for the nine months ended September 30, 1999, Advocat Inc. ("Advocat" or "the Company") recorded certain adjustments to its previously reported interim results for 1999. Because the analysis of the adjustments was incomplete at the time of the filing of its Report on Form 10-Q for the quarterly period ended September 30, 1999, the Company included only its results of operations for the nine month period then ended. The Company has completed its analysis of the adjustments, and this Report on Form 10-Q/A includes the results of operations for the three months ended September 30, 1999. There has been no change to the Company's results of operations for the nine months ended September 30, 1999 from that which was previously filed. Coincident with the filing of this Report on Form 10-Q/A, the Company is also filing Reports on Form 10-Q/A for the quarterly periods ended March 31 and June 30, 1999.

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

                                  ADVOCAT INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, AND UNAUDITED)

                                              THREE MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------
                                                     1999          1998
                                                 ------------    --------
REVENUES:
    Patient revenues                                $33,865      $ 41,716
    Resident revenues                                 9,735         8,649
    Management fees                                     860           896
    Interest                                             40            44
                                                    -------      --------
         Net revenues                                44,500        51,305
                                                    -------      --------
EXPENSES:
    Operating                                        39,710        40,163
    Lease                                             5,251         4,816
    General and administrative                        3,482         2,703
    Interest                                          1,494         1,349
    Depreciation and amortization                     1,152         1,024
                                                    -------      --------
         Total expenses                              51,089        50,055
                                                    -------      --------

INCOME (LOSS) BEFORE INCOME TAXES                    (6,589)        1,250
PROVISION (BENEFIT) FOR INCOME TAXES                 (2,372)          450
                                                    -------      --------

NET INCOME (LOSS)                                   $(4,217)     $    800
                                                    =======      ========

BASIC EARNINGS PER SHARE:
    Net income (loss)                               $  (.77)     $    .15
                                                    =======      ========

DILUTED EARNINGS PER SHARE
    Net income (loss)                               $  (.77)     $    .15
                                                    =======      ========

WEIGHTED AVERAGE SHARES:
    Basic                                             5,492         5,399
                                                    =======      ========

    Diluted                                           5,492         5,403
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

                                  ADVOCAT INC.

             INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                          (IN THOUSANDS AND UNAUDITED)


                                               THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------    -------------------------------
                                                       1999          1998                1999          1998
                                                   ------------      -----           ------------      -----
NET INCOME (LOSS)                                    $(4,217)        $ 800             $(7,806)        $ 818

OTHER COMPREHENSIVE INCOME:
       Foreign currency translation adjustments          (47)         (216)                250          (341)
       Income tax (expense) benefit                       17            78                 (90)          123
                                                      ------         -----              ------         -----
                                                         (30)         (138)                160          (218)
                                                      ------         -----              ------         -----

COMPREHENSIVE INCOME (LOSS)                          $(4,247)        $ 662             $(7,646)        $ 600
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


2.       BASIS OF FINANCIAL STATEMENTS

The interim consolidated financial statements for the three and nine month periods ended September 30, 1999 and 1998, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all adjustments necessary to present fairly the financial position at September 30, 1999 and the results of operations for the three and nine month periods ended September 30, 1999 and 1998, and the cash flows for the nine month periods ended September 30, 1999 and 1998.

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

The results of operations for the three and nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the entire respective years. These interim consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as well as the Reports on Form 10-Q/A for the quarterly periods ended March 31 and June 30, 1999.

3.       DEBT COVENANT COMPLIANCE

Certain of the Company's loan agreements contain various financial covenants, the most restrictive of which relate to net worth, cash flow, debt to equity ratio requirements, and limits on the payment of dividends to shareholders. As of September 30, 1999, the Company was not in compliance with the covenants but has received formal waivers from its lenders. However, as of December 31, 1999 and through the date of the filing of this Report on Form 10-Q/A, the Company was not in compliance with the covenants. Cross-default or material adverse change provisions contained in the agreements allow the holders of a majority of the Company's debt to demand immediate repayment. Although the noncompliance and resulting actions have not been formally or informally declared by the lenders, the Company has not obtained waivers of the noncompliance. Based on regularly scheduled debt service requirements, the Company has a total of $28.1 million of debt that must be repaid or refinanced within the next 12 months. However, as a result of the covenant noncompliance and other cross-default provisions, the Company has classified a total of $55.6 million of debt as current liabilities as of September 30, 1999. As discussed in Note 2, the Company would not be able to repay the total amount of its outstanding indebtedness if the applicable lenders forced immediate repayment.


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

5.       EARNINGS PER SHARE

Information with respect to the calculation of basic and diluted earnings per share data follows:

                                                     THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                                    ----------------------------------         -----------------------------------
                                                         1999                 1998                 1999                  1998
                                                    -------------        -------------         -------------         -------------
NUMERATOR:
   Income (loss) before cumulative effect
       of change in accounting principle            $  (4,217,000)       $     800,000         $  (7,529,000)        $     818,000
   Cumulative effect of change in
     accounting principle, net of tax                         -0-                  -0-              (277,000)                  -0-
                                                    -------------        -------------         -------------         -------------
   Net income (loss)                                $  (4,217,000)       $     800,000         $  (7,806,000)        $     818,000
                                                    =============        =============         =============         =============

DENOMINATOR:
   Basic average shares outstanding                     5,492,000            5,399,000             5,430,000             5,384,000
   Employee stock purchase plan                               N/A(1)             4,000                   N/A(1)             10,000
   Options                                                    N/A(1)               -0-                   N/A(1)              1,000
                                                    -------------        -------------         -------------         -------------
   Diluted average shares outstanding                   5,492,000            5,403,000             5,430,000             5,395,000
                                                    =============        =============         =============         =============

BASIC EARNINGS (LOSS) PER SHARE:
   Income (loss) before accounting change           $        (.77)       $         .15         $       (1.39)        $         .15
   Cumulative effect of change in
     accounting principle, net of tax                         .00                  .00                  (.05)                  .00
                                                    -------------        -------------         -------------         -------------
   Net income (loss)                                $        (.77)       $         .15         $       (1.44)        $         .15
                                                    =============        =============         =============         =============

DILUTED EARNINGS (LOSS) PER SHARE:
   Income (loss) before accounting change           $        (.77)       $         .15         $       (1.39)        $         .15
   Cumulative effect of change in accounting
     principle, net of tax                                    .00        $         .00                  (.05)                  .00
                                                    -------------        -------------         -------------         -------------
   Net income (loss)                                $        (.77)       $         .15         $       (1.44)        $         .15
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

Information with respect to the accumulated other comprehensive income balance is presented below:

                                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                      SEPTEMBER 30,                SEPTEMBER 30,
                                                ------------------------     ------------------------
                                                    1999         1998          1999           1998
                                                    ----         ----          ----           ----
Foreign currency items:
    Beginning balance                           $ (222,000)   $ (276,000)    $ (412,000)   $ (196,000)
    Current period change, net of income tax       (30,000)     (138,000)       160,000      (218,000)
                                                ----------    ----------     ----------    ----------
    Ending balance                                (252,000)     (414,000)    $ (252,000)   $ (414,000)
                                                ==========    ==========     ==========    ==========

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

                                           THREE MONTHS ENDED       NINE MONTHS ENDED
                                              SEPTEMBER 30,           SEPTEMBER 30,
                                           -------------------  ------------------------
                      (IN THOUSANDS)         1999     1998         1999           1998
                                             ----     ----         ----           ----
   Net revenues:
     U.S. nursing homes                  $ 33,371   $ 41,292    $ 103,707      $ 125,429
     U.S. assisted living facilities        7,426      6,431       21,105         18,985
     Canadian operations                    3,713      3,580       11,050         11,077
     Corporate                                224        239          644            718
     Eliminations                            (234)      (237)        (704)          (713)
                                         --------   --------    ---------      ---------
        Total                            $ 44,500   $ 51,305    $ 135,802      $ 155,496
                                         ========   ========    =========      =========

   Depreciation and amortization:
     U.S. nursing homes                  $    588   $    591    $   1,780      $   1,537
     U.S. assisted living facilities          436        323        1,321            940
     Canadian operations                       99         83          274            260
     Corporate                                 29         27           72             81
     Eliminations                              -0-        -0-         -0-            -0-
                                         --------   --------    ---------      ---------
        Total                            $  1,152   $  1,024    $   3,447      $   2,818
                                         ========   ========    =========      =========

  Operating income (loss):
     U.S. nursing homes                  $ (6,202)  $  1,475    $ (11,261)     $   2,064
     U.S. assisted living facilities         (286)       195         (461)           449
     Canadian operations                      436        352        1,246          1,342
     Corporate                               (537)      (772)      (1,288)        (2,577)
     Eliminations                              -0-       -0-          -0-            -0-
                                         --------   --------    ---------      ---------
        Total                            $ (6,589)  $  1,250    $ (11,764)     $   1,278
                                         ========   ========    =========      =========


                                                               SEPTEMBER 30,  DECEMBER 31,
                                                                  1999           1998
                                                                ---------      ---------
   Long-lived assets:
     U.S. nursing homes                                         $  54,946      $  56,396
     U.S. assisted living facilities                               34,483         33,987
     Canadian operations                                           12,710         10,536
     Corporate                                                     24,066         21,725
     Eliminations                                                 (34,465)       (35,135)
                                                                ---------      ---------
        Total                                                   $  91,740      $  87,509
                                                                =========      =========

  Total assets:
     U.S. nursing homes                                         $  75,284      $  88,473
     U.S. assisted living facilities                               36,819         36,926
     Canadian operations                                           15,870         13,718
     Corporate                                                     25,923         24,909
     Eliminations                                                 (44,188)       (42,732)
                                                                ---------      ---------
        Total                                                   $ 109,708      $ 121,294
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

RESULTS OF OPERATIONS

The following tables present the unaudited interim consolidated statements of operations and related data for the three and nine months ended September 30, 1999 and 1998.

          (IN THOUSANDS)                  THREE MONTHS ENDED SEPT, 30
                                         ----------------------------
                                             1999            1998         CHANGE           %
                                             ----            ----         ------         -----
REVENUES:
       Patient revenues                    $ 33,865        $41,716       $(7,851)        (18.8)
       Resident revenues                      9,735          8,649         1,086          12.6
       Management fees                          860            896           (36)         (4.1)
       Interest                                  40             44            (4)         (8.9)
                                           --------        -------       -------
                Net revenues                 44,500         51,305        (6,805)        (13.3)
                                           --------        -------       -------
EXPENSES:
       Operating                             39,710         40,163          (453)         (1.1)
       Lease                                  5,251          4,816           435           9.0
       General and administrative             3,482          2,703           779          28.8
       Interest                               1,494          1,349           145          10.8
       Depreciation and amortization          1,152          1,024           128          12.6
                                           --------        -------       -------
                Total expenses               51,089         50,055         1,034           2.1
                                           --------        -------       -------

INCOME (LOSS) BEFORE INCOME TAXES            (6,589)         1,250        (7,839)          N/A

PROVISION (BENEFIT) FOR INCOME TAXES         (2,372)           450        (2,822)          N/A
                                           --------        -------       -------

NET INCOME (LOSS)                          $ (4,217)       $   800       $(5,017)          N/A
                                           ========        =======       =======



          (IN THOUSANDS)                 NINE MONTHS ENDED SEPT. 30,
                                         ---------------------------
                                             1999           1998         CHANGE            %
                                             ----           ----         ------          -----
REVENUES:
       Patient revenues                   $ 105,071       $126,662      $(21,591)        (17.0)
       Resident revenues                     27,962         25,983         1,979           7.6
       Management fees                        2,656          2,708           (52)         (1.9)
       Interest                                 113            143           (30)        (21.1)
                                          ---------       --------      --------
                Net revenues                135,802        155,496       (19,694)        (12.7)
                                          ---------       --------      --------
EXPENSES:
       Operating                            115,466        123,546        (8,080)         (6.5)
       Lease                                 15,155         14,379           775           5.4
       General and administrative             9,372          8,159         1,213          14.9
       Interest                               4,126          3,848           278           7.2
       Depreciation and amortization          3,447          2,818           629          22.3
       Non-recurring charges                    -0-          1,468        (1,468)       (100.0)
                                          ---------       --------      --------
                Total expenses              147,566        154,218        (6,652)         (4.3)
                                          ---------       --------      --------

INCOME (LOSS) BEFORE INCOME TAXES           (11,764)         1,278       (13,042)          N/A

PROVISION (BENEFIT) FOR INCOME TAXES         (4,235)           460        (4,695)          N/A
                                          ---------       --------      --------

INCOME (LOSS) BEFORE CUMULATIVE
       EFFECT OF CHANGE IN
       ACCOUNTING PRINCIPLE                  (7,529)           818        (8,347)          N/A

CUMULATIVE EFFECT OF CHANGE
       IN ACCOUNTING PRINCIPLE,
       NET OF TAX                              (277)           -0-          (277)          N/A
                                          ---------       --------      --------

NET INCOME (LOSS)                         $  (7,806)      $    818      $ (8,624)          N/A
                                          =========       ========      ========

PERCENTAGE OF NET REVENUES                     Three Months Ended      Nine Months Ended
                                                   September 30,          September 30,
                                               ------------------    ---------------------
                                                1999       1998       1999          1998
                                                ----       ----       ----          ----
  REVENUES:
         Patient revenues                       76.1%       81.3%      77.4%         81.5%
         Resident revenues                      21.9        16.9       20.6          16.7
         Management fees                         1.9         1.7        1.9           1.7
         Interest                                0.1         0.1        0.1           0.1
                                               -----       -----      -----         -----
               Net revenues                    100.0%      100.0%     100.0%        100.0%
                                               -----       -----      -----         -----

  OPERATING EXPENSES:
         Operating                              89.2        78.3       85.0          79.5
         Lease                                  11.8         9.4       11.2           9.3
         General and administrative              7.8         5.3        6.9           5.2
         Interest                                3.4         2.6        3.0           2.5
         Depreciation and amortization           2.6         2.0        2.5           1.8
         Non-recurring charges                   0.0         0.0        0.0           0.9
                                               -----       -----      -----         -----
               Total expenses                  114.8        97.6      108.6          99.2
                                               -----       -----      -----         -----

  INCOME (LOSS) BEFORE INCOME TAXES            (14.8)        2.4       (8.6)          0.8

  PROVISION (BENEFIT) FOR INCOME TAXES          (5.3)        0.8       (3.1)          0.3
                                               -----       -----      -----         -----

  INCOME (LOSS) BEFORE CUMULATIVE
         EFFECT OF CHANGE IN
         ACCOUNTING PRINCIPLE                   (9.5)        1.6       (5.5)          0.5

  CUMULATIVE EFFECT OF CHANGE
         IN ACCOUNTING PRINCIPLE,
         NET OF TAX                              0.0         0.0       (0.2)          0.0
                                               -----       -----      -----         -----

  NET INCOME (LOSS)                             (9.5)%       1.6%      (5.7)%         0.5
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

These changes are endemic upon the industry. They have resulted pursuant to the administrative implementation of the guidelines contained in the Balanced Budget Act of 1997 (the "BBA"). Under the BBA, Medicare expenditures by the Federal government have been cut approximately 20%. This has been a sudden, drastic blow to the industry. Other providers who relied more heavily on the provision of services to higher acuity patients have been impacted more severely than the Company. There have already been several major bankruptcy filings. Without remediation, the long-term effect on the industry is expected to be catastrophic. As the impact of these changes upon both providers and beneficiaries has become known, there has been growing political awareness of a need to re-examine the drastic cuts that have been implemented. On November 29, 1999, President Clinton signed into law a budget agreement that restores over three years $2.7 billion in Medicare funding. The bill contains several components that become effective at various times over the three year period. As a result of the legislation, individual nursing facilities will have the option, for cost reporting years beginning after December 29, 1999, of continuing under the current PPS transition formula or adopting the full federal PPS per diem. In addition, the measure provides a two-year moratorium on the Part B therapy caps beginning January 1, 2000, and it also provides increases in the per diems for the care of certain groups of patients. The Company is continuing to evaluate the impact of the legislation on its operations. There is also movement that may result in the institution of administrative changes that would restore some revenues to the U.S. nursing home industry. While such activity is positive, there is no expectation by management that the current round of legislative and administrative relief under consideration is sufficient to restore the economic viability the industry needs.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS
ENDED SEPTEMBER 30, 1998

Revenues. Net revenues decreased to $44.5 million in 1999 from $51.3 million in 1998, a decrease of $6.8 million, or 13.3%. Resident revenues increased to $9.7 million in 1999 from $8.6 million in 1998, an increase of $1.1 million, or 12.6%. Of the increase in resident revenues, $649,000, or 7.5%, is attributable to two facilities the Company began operating late in the second quarter of 1999. Patient revenues decreased to $33.9 million in 1999 from $41.7 million in 1998, a decrease of $7.8 million, or 18.8%. This decrease in patient revenues is due primarily to the Medicare reimbursement changes and a decline in Medicare census. In addition, effective April 1, 1999, the Company ceased operating a facility it had previously leased; this facility provided $1.5 million in comparable revenues that were not repeated in 1999. There was a 0.4% increase in patient and resident days, approximately 3,000 days, which was composed of an approximately 20,000 increase among assisted living facilities and an approximately 17,000 decrease among nursing facilities of which approximately 3,000 days related to the terminated lease. There was a 22.3% decline in Medicare days, approximately 5,000 days, and reductions of approximately 6,000 days each among private-pay and Medicaid patients. This decline in Medicare days accounts for approximately $2.1 million of the overall revenue reduction. As a percent of patient and resident revenues, Medicare decreased to 17.1% in 1999 from 20.4% in 1998 while Medicaid and similar programs increased to 63.5% in 1999 from 62.4% in 1998.

Patient revenues also declined in 1999 compared to 1998 due to the recording of negative revenue adjustments resulting from reimbursement issues with several states. Two of the Company's Alabama facilities were decertified for a portion of 1997. As a result of the decertifications, the state retroactively recouped incentives that had previously been paid to these facilities with respect to 1996 and 1997. Although the Company believes that its efforts seeking restitution through the judicial system may ultimately prove successful, since success is not assured, the incentive revenue has been reversed in 1999. Also the Arkansas Medical system has refused to pay to all nursing home operators a rate increase that had been both communicated to the Company and provided for in the state budget that would have covered a portion of both 1998 and 1999. Although the Company is not party to the action, litigation is being pursued seeking to force the payment of the budgeted increase. Because the prospects for collection are currently uncertain, the Company has reversed this revenue that had been recognized over the last half of 1998 and the first half of 1999. Taken together, these reimbursement issues, along with miscellaneous other matters, accounted for approximately $1.3 million of the decline in patient revenues.

Ancillary service revenues, prior to contractual allowances, decreased to $3.8 million in 1999 from $8.9 million in 1998, a decrease of $5.1 million, or 57.3%. The decrease is primarily attributable to reductions in revenue availability under Medicare and is consistent with the Company's expectation. Although there are currently some prospects for legislative and administrative relief, cost limits and revenue caps are continuing to be placed on ancillary services, primarily rehabilitation therapy. The Company anticipates that ancillary service revenues will remain flat or trend up marginally during the next 12 months. The ultimate effect on the Company's operations cannot be predicted at this time because the extent and composition of the cost limitations are subject to change.

Operating Expenses. Operating expenses decreased to $39.7 million in 1999 from $40.2 million in 1998, a decrease of $453,000, or 1.1%. Although the Company has implemented significant cost reductions in response to the Medicare reimbursement changes (that is, reduced provision of therapy services and in the costs to provide them), several significant expense increases have combined to offset the general decrease. The provision for doubtful accounts was $2.8 million in 1999 as compared with $223,000 in 1998, an increase of $2.5 million, or 1142.5%. The Company has substantially completed an intensive examination of its accounts receivable and determined that the probability of ultimately collecting certain of its older accounts receivable is not as likely as concluded in previous quarterly evaluations. The Company recognized a charge of $493,000 in 1999 to provide additional reserves for the self-insured portion of liability claims incurred prior to 1998, which claims have developed adversely in 1999 compared to previous evaluations. The 1999 period included a provision of $279,000 for workers' compensation liabilities that have developed beyond previous evaluations. And finally, the Company wrote off $498,000 of miscellaneous assets in the 1999 period. The largest component of operating expense is wages, which increased to $20.0 million in 1999 from $19.6 million in 1998, an increase of $409,000, or 2.1%. Savings from staff reductions in response to census declines have been offset by inflationary increases and staff increases related to the provision of rehabilitation therapy. The Company's wage increases are generally in line with inflation. As a percent of patient and resident revenues, operating expenses increased to 91.1% in 1999 from 79.7% in 1998.

Lease Expense. Lease expense increased to $5.2 million in 1999 from $4.8 million in 1998, an increase of $435,000, or 9.0%. Of this increase, $154,000, or 3.2%, is attributable to the two new facilities. The increase was offset by $125,000 not repeated in 1999 due to the facility whose lease term expired April 1, 1999. Adjustments in the majority of the Company's lease agreements are generally tied to inflation.

General and Administrative Expense. General and administrative expense increased to $3.5 million in 1999 from $2.7 million in 1998, an increase of $779,000, or 28.8%. As a percent of total net revenues, general and administrative expense increased to 7.8% in 1999 compared with 5.3% in 1998. In 1999, the Company recognized a charge of $500,000 due to further impairment of its investment in TDLP.

Interest Expense. Interest expense increased to $1.5 million in 1999 from $1.4 million in 1998, an increase of $145,000, or 10.8%. The increase is primarily attributable to increased borrowings.

Depreciation and Amortization. Depreciation and amortization expenses increased to $1.1 million in 1999 from $1.0 million in 1998, an increase of $128,000, or 12.6%. The increase is primarily attributable to additional depreciable property placed in service during 1999 and 1998.

Income (Loss) Before Income Taxes; Net Income (Loss); Earnings (Loss) Per Share. As a result of the above, the loss before income taxes was $(6.6) million in 1999 as compared with income of $1.2 million in 1998, a decrease of $7.8 million. The effective combined federal, state and provincial income tax rate was 36.0% in both 1999 and 1998. The net loss after taxes was $(4.2) million in 1999 as compared with net income of $800,000 in 1998, a decrease of $5.0 million, and basic and diluted earnings per share were each a loss of ($.77) in 1999 as compared with each being income of $.15 in 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS
ENDED SEPTEMBER 30, 1998

Revenues. Net revenues decreased to $135.8 million in 1999 from $155.5 million in 1998, a decrease of $19.7 million, or 12.7%. Resident revenues increased to $28.0 million in 1999 from $26.0 million in 1998, an increase of $2.0 million, or 7.6%. Of the increase in resident revenues, $864,000, or 3.3%, is attributable to two facilities the Company began operating late in the second quarter of 1999. Patient revenues decreased to $105.1 million in 1999 from $126.7 million in 1998, a decrease of $21.6 million, or 17.0%. This decrease in patient revenues is due primarily to the Medicare reimbursement changes and a decline in Medicare census. In addition, effective April 1, 1999, the Company ceased operating a facility it had previously leased; this facility provided $3.2 million in comparable revenues that were not repeated in 1999. There was a 2.7% decline in patient and resident days, approximately 50,000 days, which was primarily due to decreases in the nursing home segment. Approximately 12,000 of this decline in days related to the terminated lease. There was a 32.1% decline in Medicare days, approximately 29,000 days, and reductions of approximately 16,000 days and 12,000 days among private-pay and Medicaid patients, respectively. This decline in Medicare days accounts for approximately $9.6 million of the overall revenue reduction. As a percent of patient and resident revenues, Medicare decreased to 15.5% in 1999 from 24.0% in 1998 while Medicaid and similar programs increased to 65.6% in 1999 from 57.0% in 1998.

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

Operating Expenses. Operating expenses decreased to $115.5 million in 1999 from $123.6 million in 1998, a decrease of $8.1 million, or 6.5%. The decrease is primarily attributable to cost reductions implemented in response to the Medicare reimbursement changes (that is, reduced provision of therapy services and in the costs to provide them). Several significant expense increases, however, combined to offset the general decrease. The provision for doubtful accounts was $6.1 million in 1999 as compared with $1.0 million in 1998, an increase of $5.1 million, or 494.8%. The Company has substantially completed an intensive examination of its accounts receivable and determined that the probability of ultimately collecting certain of its older accounts receivable is not as likely as concluded in previous quarterly evaluations. The Company is self-insured for certain workers' compensation claims prior to May 1997. In connection therewith, the Company recognized a charge of $650,000 in 1999 to provide for the expected costs on claims related to this period that remain open. The expected costs have grown as the open cases continued to adversely develop in 1999. The Company also recognized a charge of $493,000 in 1999 to provide additional reserves for the self-insured portion of liability claims incurred prior to 1998, which claims have developed adversely in 1999 compared to previous evaluations. Finally it is generally recognized that the regulatory environment in which nursing homes operate has become more restrictive. In 1999, the Company incurred approximately $400,000 in fines and penalties compared to approximately $50,000 in the 1998 period. And finally, the Company wrote off $690,000 in miscellaneous assets in the 1999 period. The largest component of operating expense is wages, which increased to $57.6 million in 1999 from $57.0 million in 1998, an increase of $565,000, or 1.0%. Savings from staff reductions in response to census declines have been offset by inflationary increases and staff increases related to the provision of rehabilitation therapy. The Company's wage increases are generally in line with inflation. As a percent of patient and resident revenues, operating expenses increased to 86.8% in 1999 from 80.9% in 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

Certain of the Company's loan agreements contain various financial covenants, the most restrictive of which relate to net worth, cash flow, debt to equity ratio requirements, and limits on the payment of dividends to shareholders. As of September 30, 1999, the Company was not in compliance with the covenants but has received formal waivers from its lenders. However as of December 31, 1999 and through the date of filing of this Report on Form 10-Q/A, the Company was not in compliance with the covenants. Cross-default or material adverse change provisions contained in the agreements allow the holders of substantially all of the Company's debt to demand immediate repayment. Although the noncompliance and resulting actions have not been formally or informally declared by the lenders, the Company has not obtained waivers of the noncompliance. Based on regularly scheduled debt service requirements, the Company has a total of $28.1 million of debt that must be repaid or refinanced within the next 12 months. However, as a result of the covenant noncompliance and other cross-default provisions, the Company has classified a total of $55.6 million of debt as current liabilities as of September 30, 1999. The Company would not be able to repay the total amount of its indebtedness outstanding if the applicable lenders forced immediate repayment.

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

On June 4, 1999, the Company closed two loans totaling $25.25 million (the "NC Loans"). The NC Loans are secured by the 13 owned assisted living facilities the Company operates in the state of North Carolina. The NC Loans mature in June 2002, bear interest at LIBOR plus 2.35%, and provide for principal amortization under a 25-year amortization schedule. The net proceeds available at closing, $24.7 million, were applied against the Company's indebtedness under the Bridge Loan. As of both September 30 and January 3, 2000, the outstanding indebtedness under the NC Loans was approximately $25.1 million and the interest rate was 7.7% and 8.2%, respectively.

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

As of September 30, 1999, the Company had drawn $1.4 million, had $5.5 million of letters of credit outstanding, and had $1.9 million remaining borrowing capability under its working capital line of credit. As of January 3, 2000, the Company had drawn $1.0 million, had $5.6 million of letters of credit outstanding, and had $1.8 million remaining borrowing capability under its working capital line of credit. The interest rates applicable at September 30, 1999 and January 3, 2000, were 7.6% and 9.0%, respectively. The working capital line of credit matured December 1, 1999, but was not called, having been eventually extended to February 28, 2000 by the lender. A further extension of the existing agreement or a replacement working capital line of credit is currently being negotiated with the existing bank lender.

Since early 1998, the Company's bank lender has provided additional line of credit availability (the "Overline"). Availability under the Overline began at $1.25 million and was increased over time to its maximum level of $4.0 million. Subsequently, it was reduced to $3.75 million in the third quarter of 1999, and has since been reduced to its current level of $3.5 million. Since April 14, 1999, the Overline has carried interest at 14.0% but was otherwise subject to the same terms and conditions as the Company's working capital line of credit. Maturity of the Overline had been scheduled for July 1, 1999. However, coincident with the changes with respect to the Bridge Loan, the lender agreed to revised terms with respect to the Overline. These revisions, including availability reduction, extended the maturity date to December 1, 1999, (which has since been extended to February 28, 2000) and provided for increased reporting responsibility to the lender and cooperation with the lender in the completion of an audit of the Company's accounts receivable. In addition, the Company has provided, with respect to certain available assets, first and second collateral positions in favor of the lender. Amounts drawn under the Overline totaled $4.0 million and $3.5 million as of September 30, 1999 and January 3, 2000, respectively, and carried interest rates of 14.0% at both dates.

The acquisition line of credit of $40.0 million, less outstanding borrowings, was available to fund approved acquisitions through October 1999. The Company's obligations under the acquisition line are secured by the assets acquired with the draws under the acquisition line. Advances under the acquisition line bear interest, payable monthly, at LIBOR plus a defined spread with respect to each facility based upon its loan-to-value ratio and debt service coverage. Individual advances made under the acquisition line are due three years from the date of initial funding. As of both September 30, 1999 and January 3, 2000, the Company had $11.1 million outstanding under the acquisition line, which amount was secured by four nursing homes. No further draws are available under the acquisition line of credit. Amounts outstanding under the acquisition line of credit had a scheduled maturity date of December 1, 1999, however, the Company has signed an agreement with the existing lender that both extended the maturity date to April 30, 2000 and is expected to result in replacement long-term financing with such lender.

Based on regularly scheduled debt service requirements (i.e., excluding any potential acceleration due to formal declaration of default by one or more of the Company's lenders), at September 30, 1999, $26.9 million of the Company's total debt of $61.8 million must be repaid or refinanced during the next 12 months. These scheduled current maturities reflect certain refinancings or extensions that have occurred subsequent to September 30, 1999. These scheduled maturities are as follows: $1.4 million under the working capital line of credit, $3.75 million under the Overline, and $9.4 million under the Bridge Loan, all three of which are due February 28, 2000; $11.1 million under the acquisition line of credit, which has been extended to April 30, 2000 as described above; and miscellaneous scheduled maturities over the next 12 months of $1.25 million. With respect to the Bridge Loan, the working capital line of credit, and the Overline, the Company is currently negotiating with the existing lender to further restructure the terms, including further extension of their maturity dates. The Company expects to repay a portion of this debt through various means such as the sale of certain assets, refinancing mortgage debt, and through cash generated from operations. The Company expects to repay the miscellaneous current maturities of $1.25 million with cash generated from operations. Management is hopeful that it will be successful in restructuring the Company's debt as described. However, there can be no assurance that the Company's restructuring efforts will be successful.

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

                                 EXHIBIT INDEX

EXHIBIT                     DESCRIPTION OF EXHIBITS
NUMBER
3.1-   Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement
       No. 33-76150 on Form S-1).
3.2-   Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the
       Company's Registration Statement No. 33-76150 on Form S-1).
3.3-   Amendment to Certificate of Incorporation dated March 23, 1995
       (incorporated by reference to Exhibit A of Exhibit 1 to Form 8-A filed
       March 30, 1995).
4.1-   Form of Common Stock Certificate (incorporated by reference to Exhibit
       4 to the Company's Registration Statement No. 33-76150 on Form S-1).
4.2-   Rights Agreement dated March 13, 1995, between the Company and Third
       National Bank in Nashville (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated March 13, 1995).
4.3-   Summary of Shareholder Rights Plan adopted March 13, 1995 (incorporated by reference to Exhibit B of Exhibit 1 to Form 8-A filed March 30, 1995).
4.4-   Rights Agreement of Advocat Inc. dated March 23, 1995 (incorporated by reference to Exhibit 1 to Form 8-A filed March 30, 1995).
10.1-  Form of Fifth Amendment to Master Credit and Security Agreement between
       Diversicare Management Services Co. and First American National Bank
       (incorporated by reference to Exhibit 10.1 to Report on Form 10-Q dated
       September 30, 1999).
10.2-  Fourth Amendment to Loan and Negative Pledge Agreement dated October 1,
       1999 between Diversicare Assisted Living Services NC, LLC and First
       American National Bank along with AmSouth Bank (incorporated by reference to Exhibit 10.2 to Report on Form 10-Q dated September 30, 1999).
10.3-  Line of Credit Note (Overline Facility) dated October 1, 1999 between
       Diversicare Management Services Co. and First American National Bank
       (incorporated by reference to Exhibit 10.3 to Report on Form 10-Q dated
       September 30, 1999).
10.4-  Fifth Amendment to Loan and Negative Pledge Agreement dated December 1,
       1999 between Diversicare Assisted Living Services PC, LLC and First
       American National Bank along with AmSouth Bank.
10.5-  Sixth Amendment to Master Credit and Security Agreement dated December
       1, 1999 between Diversicare Management Services Co. and First American
       National Bank along with GMAC Commercial Mortgage Company.
10.6-  Amendments to Promissory Notes dated November 30, 1999 between
       Diversicare Management Services Co. and GMAC Commercial Mortgage
       Corporation. (Four amendments extending the term to April 30, 2000 on four notes totaling $11.1 million.)
27.1-  Financial Data Schedule (for SEC use only) (incorporated by reference to
       Exhibit 27 on Form 10-Q dated September 30, 1999).
27.2-  Restated Financial Data Schedule (for SEC use only).