Form 10-K405
period 1999-12-31
ADVOCAT INC
filed 2000-03-30
CIK 919956

                                    FORM 10-K
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ______ to _____.

                         Commission file number 1-12996

                                  ADVOCAT INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                 62-1559667
        ------------------------------                -------------------
        (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                Identification No.)

277 Mallory Station Road, Suite 130, Franklin, TN            37067
-------------------------------------------------         ----------
  (Address of principal executive offices)                (Zip Code)


       Registrant's telephone number, including area code: (615) 771-7575

           Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange On
         Title of Each Class                        Which Registered
         -------------------                    ------------------------
Common Stock, par value $0.01 per share                 NASD OTC
                                                 Toronto Stock Exchange


           Securities registered pursuant to Section 12(g) of the Act:

                                      None.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock held by non-affiliates on March 23, 2000 (based on the closing price of such shares on the NASD OTC Market) was $1,176,309. For purposes of the foregoing calculation only, all directors, named executive officers and persons known to the Registrant to be holders of 5% or more of the Registrant's Common Stock have been deemed affiliates of the Registrant.

On March 23, 2000, 5,491,693 shares of the registrant's $0.01 par value Common Stock were outstanding.

                      Documents Incorporated by Reference:

The following documents are incorporated by reference into Part III, Items 10, 11, 12, and 13 of this Form 10-K: The Registrant's definitive proxy materials for its 2000 annual meeting of stockholders.

                                     PART I

ITEM 1.   BUSINESS

FORWARD-LOOKING STATEMENTS.

Certain statements made by or on behalf of Advocat Inc. (together with its subsidiaries, "Advocat" or the "Company"), including those contained in this Annual Report on Form 10-K and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties, including, but not limited to, changes in governmental reimbursement, government regulation and health care reforms, ability to expand operations through acquisition activities, both in finding suitable acquisitions and financing therefor, changing economic and market conditions and others. Actual results may differ materially from that expressed or implied in such forward-looking statements. See "Item 1 - Business
- Risk Factors." Such cautionary statements identify important factors that could cause the Company's actual results to materially differ from those projected in forward-looking statements.

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

The Company's objective is to become the provider of choice of health care and related services to the elderly in the communities in which it operates. Advocat will continue to implement its operating strategy of (i) providing a broad range of cost-effective senior care services; (ii) forming strategic alliances with other health care providers to expand the Company's continuum of care; (iii) clustering its operations on a regional basis; and (iv) targeting non-urban markets, which management believes are under-served by long-term care providers. Key elements of the Company's growth strategy are to maximize revenue and profitability at existing facilities, make selective acquisitions of assisted living facilities generally located in smaller rural and secondary markets in the southeast United States and in Canada, and pursue additional management opportunities.

The Company's principal executive offices are located at 277 Mallory Station Road, Suite 130, Franklin, Tennessee 37067. The Company's telephone number at that address is (615) 771-7575, and its facsimile number is (615) 771-7409.

MATERIAL CORPORATE DEVELOPMENTS.

OPERATING LOSSES

The Company has incurred losses during 1999 and 1998 and expects to continue to incur losses during 2000. The Company has a working capital deficit of $56.7 million as of December 31, 1999. Also, the Company has limited resources available to meet its operating, capital expenditure and debt service requirements during 2000. Given the events of default under the Company's working capital line of credit, there can be no assurance that the respective lender will continue to provide working capital advances.

CURRENT DEBT MATURITIES AND FINANCIAL COVENANT NON-COMPLIANCE

Certain of the Company's loan agreements contain various financial covenants, the most restrictive of which relate to net worth, cash flow, debt-to-equity ratio requirements, and limits on the payment of dividends to shareholders. As of December 31, 1999, the Company was not in compliance with the covenants. Cross-default or material adverse change provisions contained in the agreements allow the holders of substantially all of the Company's debt to demand immediate repayment. Although the non-compliance and resulting actions have not been formally or informally declared by lenders, the Company has not obtained waivers of the non-compliance. Based on regularly scheduled debt service requirements, the Company has a total of $27,195,000 of debt that must be repaid or refinanced within the next 12 months. However, as a result of the covenant noncompliance and other cross-default provisions, the Company has classified a total of $53,098,000 of debt as current liabilities as of December 31, 1999. The Company would not be able to repay the total amount of its indebtedness outstanding if the applicable lenders forced immediate repayment.

At December 31, 1999, the Company had total debt outstanding of $60,925,000, of which $34,950,000 was principally mortgage debt bearing interest, generally at floating rates ranging from 6.3% to 8.6%. The Company also had outstanding a promissory note (the "Promissory Note") in the amount of $9,412,000 and a reducing demand loan to a Canadian bank in the amount of $1,038,000. The Company's remaining debt of $15,524,000 was drawn under the Company's lines of credit, consisting of a working capital line of credit and an acquisition line of credit. Most of the Company's debt is at floating interest rates, generally at a spread above the London Interbank Offered Rate ("LIBOR"). As of December 31, 1999, the Company's weighted average interest rate was 9.1%.

On June 4, 1999, the Company obtained two loans totaling $25,250,000 (the "NC Loans"). The NC Loans are secured by the 13 owned assisted living facilities the Company operates in the state of North Carolina. The NC Loans mature in June 2002, bear interest at LIBOR plus 2.35%, and provide for principal amortization under a 25-year amortization schedule. The net proceeds available at closing, $24,688,000, was applied against the Company's indebtedness under the Promissory Note. As of December 31, 1999, the outstanding indebtedness under the NC Loans was $25,080,000 and the interest rate was 8.2%.

The Promissory Note had an original indebtedness of $34,100,000. It was used to fund the purchase of the Company's North Carolina assisted living operations, which purchase closed on September 30, 1997. With the application of the net proceeds from the NC Loans, the balance of the Promissory Note was reduced to $9,412,000. Prior to the principal reduction, the Promissory Note had a maturity date of July 1, 1999, carried interest at LIBOR plus 3.0% and had a restriction against pledging the North Carolina assets as collateral with any other lender. With the reduction in the principal balance, the Company and its lenders agreed to modify the terms of the Promissory Note by extending the stated maturity date increasing the interest rate to 12.0% fixed and providing certain security interests to the lenders. The security interests include two non-operating properties in North Carolina and the Company's limited partnership interests in Texas Diversicare Limited Partnership ("TDLP"). The Company has agreed to apply against the Promissory Note indebtedness any net proceeds realized from the sale of the collateral comprising the additional security interests. The Promissory Note was due February 28, 2000, and has not been not called. The Company and its lender are currently in negotiations with respect to the status of the Promissory Note.

As of December 31, 1999, the Company had drawn $924,000, had $5,537,000 of letters of credit outstanding, and had $1,929,000 remaining borrowing capability under its working capital line of credit. The interest rate applicable at December 31, 1999, was 8.97%. The working capital line of credit matured February 28, 2000, and has not been called. A further extension of the existing agreement or a replacement working capital line of credit is currently being negotiated with the existing bank.

Since early 1998, the Company's bank has provided additional line of credit availability (the "Overline"). Availability under the Overline began at $1,250,000 and was increased over time to a maximum level of $4,000,000. Subsequently, it was reduced to its current level of $3,500,000. Since April 14, 1999, the Overline has carried interest at 14.0% but was otherwise subject to the same terms and conditions as the Company's working capital line of credit. Maturity of the Overline had been scheduled for July 1, 1999. However, coincident with the changes with respect to the Promissory Note, the lender agreed to revised terms with respect to the Overline. These revisions, including availability reduction, extended the maturity date, provided for increased reporting responsibility to the lender and cooperation in the completion of an audit of the Company's accounts receivable if requested by the lender. In addition, the Company has provided, with respect to certain available assets, first and second collateral positions in favor of the lender. The Company's negotiations with its bank lender include the status of the Overline, which carried a formal maturity of February 28, 2000. The Overline has not been called by the respective lender.

The acquisition line of credit of $40,000,000, less outstanding borrowings, was available to fund approved acquisitions through October 1999. The Company's obligations under the acquisition line are secured by the assets acquired with the draws under the acquisition line. Advances under the acquisition line bear interest, payable monthly, at LIBOR plus a defined spread with respect to each facility based upon its loan-to-value ratio and debt service coverage. Individual advances made under the acquisition line are due three years from the date of initial funding. As of December 31, 1999, the Company had $11,100,000 outstanding under the acquisition line, which amount was secured by four nursing homes. No further draws are available under the acquisition line of credit. Amounts outstanding under the acquisition line of credit had a scheduled maturity date of December 1, 1999; however, the lender has extended the maturity date to April 30, 2000. The Company and the lender are negotiating replacement long-term financing.

In late 1999, the Company secured a credit agreement with a bank in support of its Canadian operations. The Company received a $1,038,000 ($1,500,000 Canadian) loan. This loan is a reducing demand loan with scheduled monthly payments aggregating $208,000 ($300,000 Canadian) annually. The loan carries interest at the lending bank's prime rate plus 0.25% and is secured by a general security agreement with respect to the Company's Canadian operations. The loan agreement includes a second facility for working capital loans up to $692,000 ($1,000,000 Canadian). The Company had no working capital draws outstanding under this facility at December 31, 1999.

Based on demand status or regularly scheduled debt service requirements (i.e., excluding any potential acceleration due to formal declaration of default by one or more of the Company's lenders), as of December 31, 1999, $27,195,000 of the Company's total debt $60,925,000 must be repaid or refinanced during the next 12 months. These scheduled maturities are as follows: $924,000 under the working capital line of credit, $3,500,000 under the Overline, and $9,412,000 under the Promissory Note, all three of which are currently due; $11,100,000 under the acquisition line of credit, which has been extended to April 30, 2000, as described above; $1,038,000 reducing demand loan to a Canadian Bank ($208,000 of which is scheduled in the absence of demand); and miscellaneous scheduled maturities over the next 12 months of $1,220,000. With respect to the Promissory Note, the working capital line of credit, and the Overline, the Company is currently negotiating with the existing lender to further restructure the terms, including further extension of their maturity dates. The Company expects to repay a portion of this debt through various means such as the sale of certain assets, refinancing mortgage debt, securing additional equity investment or through cash generated from operations. The Company expects to repay the reducing demand loan and miscellaneous current maturities of $1,220,000 with cash generated from operations. Management is hopeful that it will be successful in restructuring the Company's debt as described. However, there can be no assurance that the Company's restructuring efforts will be successful. The degree to which the Company is unsuccessful increases the likelihood of having to seek relief through other means including the possibility of relief under the United States Bankruptcy Code.

At December 31, 1999, the classification of certain debt instruments as current liabilities, based upon their contractual maturities in 1999, results in negative working capital of $(56.7) million. As discussed above, management is pursuing various alternatives to extend or potentially refinance these debt instruments on a non-current basis. See also Notes 2 and 9 of the Company's Consolidated Financial Statements.

Of the Company's 63 leased facilities, 30 are covered by a Master Lease and other leases with Omega Healthcare Investors, Inc. ("Omega"). Under the terms of the Master Lease, the Company must comply with certain covenants based on total shareholders' equity of the Company as defined. The Company was not in compliance with these covenants as of December 31, 1999. As a result of the non-compliance, Omega has the right to terminate all of its leases with the Company and seek recovery of any related financial losses, as well as other miscellaneous remedies. The Company has not obtained waivers of the non-compliance. The Company and Omega are currently in negotiations with respect to modification of the existing lease agreements.

OPERATING LEASE NON-COMPLIANCE

The Company is not in compliance with the financial covenants applicable to the lease agreements covering a majority of its United States nursing facilities. Under the agreements, the lessor has the right to terminate the lease agreements and seek recovery of any related financial losses as well as other remedies. The Company is currently in discussions with the respective lessor regarding a restructuring of the leases.

HEALTH CARE INDUSTRY

The health care industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government health care program participation requirements, reimbursement for patient services and Medicare and Medicaid fraud and abuse. Health care law is a dynamic and rapidly evolving area of the law, and it has been the subject of increased legislative and regulatory scrutiny in recent years. Changes in these laws and regulations, such as reimbursement policies of Medicare and Medicaid programs as a result of budget cuts by federal and state governments or other legislative and regulatory actions, could have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. Future federal budget legislation and federal and state regulatory changes may negatively impact the Company.

All of the Company's facilities are required to obtain annual licensure renewal and are subject to annual surveys and inspections in order to be certified for participation in the Medicare and Medicaid programs. In order to maintain their operator's license and their certification for participation in Medicare and Medicaid programs, the nursing facilities must meet certain detailed statutory and administrative requirements. These requirements relate to the condition of the facilities, the adequacy and condition of the equipment used therein, the quality and adequacy of personnel, and the quality of medical care. Such requirements are subject to change. There can be no assurance that, in the future, the Company will be able to maintain such licenses for its facilities or that the Company will not be required to expend significant sums in order to do so.

Recently, government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of fraud and abuse statutes and regulations. Violations of these laws and regulations could result in expulsion from government health care programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Management believes that the Company is in substantial compliance with fraud and abuse laws and regulations as well as other applicable government laws and regulations. However, compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time.

During 1997, the Company received separate notifications from the state of Alabama that, as a result of certain deficiencies noted upon periodic surveys of its two facilities in Mobile, the facilities would be decertified from participation in the Medicare and Medicaid programs and that licensure revocation could be pursued. The facilities were decertified for 69 and 91 days, respectively, before resurveys found them to be in compliance. Both of the facilities were recertified in 1998 for participation in the Medicare and Medicaid programs.

During the latter half of 1998, the Company experienced further regulatory issues with respect to certain facilities. One of the Company's facilities in Arkansas was decertified from the Medicare and Medicaid programs. The facility was recertified for Medicaid participation before the decertification had a negative financial impact on operations; the Company is currently engaged in the application process to be recertified for Medicare participation. The State of Florida imposed a moratorium on new admissions as well as civil monetary penalties upon a facility during the last quarter of 1998. Additionally, the State required that the facility increase its staffing during the last half of 1998. The Company is appealing the civil monetary penalties. The moratorium on admissions was lifted at the end of January 1999.

During 1999, the Company did not experience any facility decertifications. However, the Company did experience the increased regulatory scrutiny that has been exerted on the industry in the form of increased fines and penalties.

MEDICARE REIMBURSEMENT CHANGES

In 1999, the Company has continued to experience the impact of Medicare payment limitations imposed by the Health Care Finance Administration upon all providers of nursing home Medicare services, including implementation of a prospective payment system ("PPS"). The three-year phase-in of PPS began for all providers at some point during the year ending June 30, 1999. In general, PPS provides a standard payment for Medicare Part A services to all providers regardless of their current costs. PPS creates an incentive for providers to reduce their costs, and management has reduced operating expenses in 1999 in an effort to offset the revenue reductions resulting from PPS.

However, the Company's Medicare census has declined significantly as an indirect result of PPS and other reimbursement changes, which has resulted in a reduction in the amount of the Company's overhead absorbed by the Company's Medicare operations. Since PPS is still an evolving process, its ultimate impact cannot be known with certainty at this time.

Cost restrictions placed on the provision of rehabilitation (ancillary) services have been significant. Beginning in January 1998, the allowable costs for cost reimbursement components of Medicare Part B services became subject to a limitation factor of 90.0% of actual cost. In 1999, the cost reimbursement system for rehabilitation services has been replaced by a system of fee screens that effectively limit reimbursement and place caps on the maximum fees that may be charged for therapy services. Historically, the Company subcontracted the provision of these therapy services. However, in response to the deep cuts in fees for service, the Company's therapy subcontractor exited the business. In June 1999, the Company began providing such services in house. The Company anticipates that this will further negatively impact operations, although the ultimate effect cannot yet be reasonably estimated. These changes with respect to Part B reimbursement have combined to cause a dramatic decrease in the Company's ancillary revenues and expenses.

During 1997, the Federal government enacted the Balanced Budget Act of 1997 ("BBA"), which contains numerous Medicare and Medicaid cost-saving measures. The BBA requires that nursing homes transition to a prospective payment system ("PPS") under the Medicare program during a three-year "transition period," commencing with the first cost reporting period beginning on or after July 1, 1998. The BBA also contains certain measures that have and could lead to further future reductions in Medicare therapy reimbursement and Medicaid payment rates. To date, the major impact on the Company from PPS and other reimbursement changes has been systemic occupancy declines, which have reduced the amount of overhead absorbed under the Company's Medicare operations. These occupancy declines have resulted in part from the imposition of more conservative admission criteria and reductions in the average length of stay by patients. Both revenues and expenses have been reduced significantly from the levels prior to PPS. With respect to Medicare therapy allowable cost and fee reductions, the Company estimates that net operations was negatively impacted in both 1998 and 1999 and will continue to be negatively impacted beyond 1999 as a result of the changes brought about under BBA.

These changes have affected the entire long-term care industry. They have resulted pursuant to the administrative implementation of the guidelines contained in the BBA. Under the BBA, Medicare expenditures by the Federal government have been cut approximately 20.0%. This has been a sudden, drastic blow to the industry. Other providers who relied more heavily on the provision of services to higher acuity patients have been impacted more severely than the Company. There have already been several major bankruptcy filings by nursing home companies. Without remediation, the long-term effect of the BBA on the industry is expected to be catastrophic. As the impact of these changes upon both providers and beneficiaries has become known, there has been growing political awareness of a need to re-examine the drastic cuts that have been implemented. On November 29, 1999, President Clinton signed into law a budget agreement that restores over three years $2.7 billion in Medicare funding. The bill contains several components that become effective at various times over the three year period. As a result of the legislation, individual nursing facilities now have the option, for cost reporting years beginning after December 29, 1999, of continuing under the current PPS transition formula or adopting the full federal PPS per diem. In addition, the measure provides a two-year moratorium on the Part B therapy caps beginning January 1, 2000, and it also provides increases in the per diem rates for the care of certain groups of patients. The Company is continuing to evaluate the impact of the legislation on its operations. However, the ultimate impact on the Company's operations cannot be determined at this time.

There are also ongoing discussions within Congress that may result in further legislative relief or the institution of administrative changes that would restore additional revenues to the U.S. nursing home industry. While such activity is positive, there is no expectation by management that the current round of legislative and administrative relief under consideration is sufficient to restore the economic viability that the industry needs. Current levels of or further reductions in government spending for long-term health care would continue to have an adverse effect on the operating results and cash flows of the Company. The Company will attempt to maximize the revenues available to it from governmental sources within the changes that have occurred and will continue to occur under the BBA. In addition, the Company will attempt to increase revenues from non-governmental sources, including expansion of its assisted living and Canadian operations to the extent capital is available to do so, if at all.

BUSINESS.

Advocat provides a broad range of long-term care services to the elderly including assisted living, skilled nursing and ancillary health care services. As of December 31, 1999, Advocat's portfolio includes 119 facilities composed of 65 nursing homes containing 7,307 licensed beds and 54 assisted living facilities containing 5,215 units. In comparison, at December 31, 1998, the Company operated 115 facilities composed of 63 nursing homes containing 7,182 licensed beds and 52 assisted living facilities containing 4,755 units. Within the current portfolio, 35 facilities are managed on behalf of other owners, 29 of which are on behalf of unrelated owners and six in which the Company holds a minority equity interest. The remaining facilities, consisting of 61 leased and 23 owned facilities, are operated for the Company's own account. In the United States, the Company operates 51 nursing homes and 33 assisted living facilities, and in Canada, the Company operates 14 nursing homes and 21 assisted living facilities.

The Company's facilities provide a range of health care services to its residents. In addition to the nursing and social services usually provided in long-term care facilities, the Company offers a variety of rehabilitative, nutritional, respiratory, and other specialized ancillary services. As of December 31, 1999, the Company operates facilities in Alabama, Arkansas, Florida, Georgia, Kentucky, North Carolina, Ohio, South Carolina, Tennessee, Texas, Virginia, West Virginia, and the Canadian provinces of Ontario, British Columbia and Alberta. In January 2000, the Company began managing an assisted living facility in Nova Scotia in which it holds a minority equity interest.

The Company, in its role as owner, lessee, or manager, is responsible for the day-to-day operation of all operated facilities. These responsibilities include recruiting, hiring, and training all nursing and other personnel, and providing resident care, nutrition services, marketing, quality improvement, accounting, and data processing services for each facility. The lease agreements pertaining to the Company's 61 leased facilities are, in all but two cases, "triple net" leases, requiring the Company to maintain the premises, pay taxes and pay for all utilities. The leases typically provide for an initial term of 10 to 15 years with renewal options up to 10 years. The average remaining term of the Company's lease agreements, including renewal options, is approximately 14 years.

As compensation for providing management services, the Company earns a management fee, which in 1999 averaged approximately 3.7% of the facilities' net patient revenues. Management fees with respect to four United States facilities were reduced in 1999 because of the failure to meet defined operational thresholds. Of the Company's 35 management agreements, 20 have more than five years remaining on their current terms, 12 have from one to three years remaining on their current terms and three have a current term expiring within one year, with an average remaining life of approximately five years for all contracts.

INDUSTRY BACKGROUND.

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

Since the enactment of the BBA in 1997, numerous changes affecting government funding levels of the nursing home industry have resulted. See "Item 1 - Material Corporate Developments - Medicare Reimbursement Changes." While the ultimate impact of the BBA is presently unknown, management believes there are a number of significant trends that will support the continued growth of the assisted living and nursing home segments of the long-term care industry, including:

          DEMOGRAPHIC TRENDS. The primary market for the Company's long-term health care services is comprised of persons aged 75 and older. This age group is one of the fastest growing segments of the United States population. According to United States Census Bureau information, this population segment will increase approximately 28.0% over the next 20 years. The population of seniors aged 85 and over is expected to increase approximately 68.0% over the next 20 years. As the number of persons aged 75 and over continues to grow, the Company believes that there will be corresponding increases in the number of persons who need skilled nursing care or who want to reside in an assisted living facility for assistance with activities of daily living. According to the United States General Accounting Office, there are approximately 6.5 million people aged 65 and older in the United States who needed assistance with daily activities, and the number of people needing such assistance is expected to double by the year 2020.

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

NURSING HOME AND ASSISTED LIVING FACILITY SERVICES.

OPERATIONS. As of December 31, 1999, the Company operates 65 nursing homes with 7,307 licensed beds and 54 assisted living facilities with 5,215 units as set forth below:

                                                 United States                       Canada
                                         ---------------------------      ----------------------------
                                         Facilities    Licensed Beds      Facilities     Licensed Beds
                                         ----------    -------------      ----------     -------------
Nursing Homes:
    Owned ........................            5              562                2              144
    Leased .......................           36            4,007                0                0
    Managed ......................           10              867               12            1,727
                                          -----            -----            -----            -----
             Total ...............           51            5,436               14            1,871
                                          =====            =====            =====            =====




Assisted Living Facilities(1):           Facilities        Units          Facilities         Units
                                         ----------    -------------      ----------     -------------
    Owned .......................            13              971                3              218
    Leased ......................            20            1,611                5              489
    Joint Venture Managed .......             0                0                6              865
    Managed .....................             0                0                7            1,061
                                          -----            -----            -----            -----
             Total ..............            33            2,582               21            2,633
                                          =====            =====            =====            =====




(1) Facilities that provide both nursing care and assisted living services are counted as nursing homes although their units are classified as either nursing home beds or assisted living units. The Company operates three such facilities in the United States.


For the year ended December 31, 1999, the Company's net patient and resident revenues were $178.9 million, or 98.2% of total net revenues. For the year ended December 31, 1999, the Company's net revenues from the provision of management services were $3.0 million, or 1.7% of the total net revenues. See Note 14 of the Company's Consolidated Financial Statements for more information on the Company's operating segments.

NURSING HOME SERVICES. The nursing homes operated by the Company provide basic health care services, including room and board, nutrition services, recreational therapy, social services, housekeeping and laundry services and nursing services. In addition, the nursing homes dispense medications and otherwise follow care plans prescribed by the patients' physicians. In an effort to increase revenues by attracting patients with more complex health care needs, the Company also provides for the delivery of ancillary medical services at the nursing homes it operates. These specialty services include rehabilitation therapy services, such as speech pathology, audiology, and occupational, hospital-based respiratory, and physical therapies, which are provided through licensed therapists and registered nurses, and the provision of medical supplies, nutritional support, infusion therapies, and related clinical services. The Company has historically contracted with third parties for a fee to assist in the provision of various ancillary services to the Company's patients. The Company owns an ancillary service supply business through which it provides medical supplies and enteral nutritional support services directly to patients. In 1998, the Company entered into a joint venture to provide institutional pharmacy services to certain of the Company's facilities as well as facilities owned by others. The Company continues to explore opportunities to broaden its ancillary services. The Company's nursing homes range in size from 48 to 247 licensed beds.

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

OPERATING AND GROWTH STRATEGY.

The Company's objective is to become the provider of choice of health care and related services to the elderly in the communities in which it operates. The Company intends to achieve this objective by seeking to:

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

          EMPHASIZE DEVELOPMENT JOINT VENTURES IN CANADA. During 1999 and 1998, the Company entered into five Canadian joint ventures, each of which has developed a new assisted living facility. The Company has a minority equity interest in each development and has received a long-term contract to manage each facility. Four of these facilities opened during 1999 and the fifth began operations in January 2000.

          MAKE SELECTIVE ACQUISITIONS. The Company's senior management will continue to evaluate selected acquisitions primarily through the lease of additional assisted living facilities, concentrating on rural and secondary markets in the southeast United States and Canada. Management believes that such markets are often under served by long-term care facilities and offer lower labor costs. The Company's goal is to use its expertise in operating long-term care facilities to increase the occupancy rates and lower the costs of these acquired facilities. In addition, where market conditions permit, the Company intends to expand the operations of acquired facilities by offering more services, in an effort to increase their profitability.

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

MARKETING.

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

DESCRIPTION OF MANAGEMENT SERVICES AND AGREEMENTS.

Of the Company's 119 facilities, 35 are operated as managed facilities, where the Company's responsibilities include recruiting, hiring and training all nursing and other personnel, and providing quality assurance, resident care, nutrition services, marketing, accounting and data processing services. Services performed at the corporate level include group contract purchasing, employee training and development, quality assurance oversight, human resource management, assistance in obtaining third-party reimbursement, financial and accounting functions, policy and procedure development, system design and development and marketing support. The Company's financial reporting system monitors certain key data for each managed facility, such as payroll, admissions and discharges, cash collections, net patient care revenues, rental revenues, staffing trend analysis and measurement of operational data on a per patient basis.

The Company's management fee is subordinated to debt payments at 17 facilities. The Company has the potential to earn incentive management fees over its base management fees at 26 facilities and is obligated to provide cash flow support at eight facilities. The Company receives a base management fee for the management of long-term care facilities ranging generally from 3.5% to 6.0% of the net revenues of each facility. Total management fees as a percentage of revenues were 3.9% in 1999. Management fees with respect to four United States facilities were reduced in 1999 because of the failure to meet defined operational thresholds. Other than certain corporate and regional overhead costs, the services provided at the facility are the facility owner's expense. The facility owner also is obligated to pay for all required capital expenditures. The Company generally is not required to advance funds to the owner. However, with respect to one management agreement covering two facilities, the Company has advanced approximately $929,000; this advance carries 8.0% interest and is being repaid over the remaining life of the management agreement through December 2005. Additionally, the Company guarantees the cash flow of a second limited partnership that the Company manages. See Notes 6 and 16 of the Company's Consolidated Financial Statements for more information on these advances.

In years prior to 1999, the Company has had several contracts to manage facilities during Canadian receivership or insolvency proceedings. Although these contracts are generally month-to-month, it has been the Company's experience that the duration of a receivership or insolvency management appointment typically ranges from six to twenty-four months. The number of such management appointments fluctuates as troubled facilities are added or are removed due to the disposition of the property by the receiver or owner. Such management contracts are generally for a base fee with no profit participation, no subordination to debt, no purchase options and no guarantees of debt.

Based upon the initial term and any renewal terms over which the Company holds the option, the remaining Company's management contracts expire in the following years:


                                           Number of Facilities                1999
                                       --------------------------            Management
         Year                             U.S.           Canada                 Fees
         ----                          --------         ---------            ---------
         2000 ...................          0                    3              264,000
         2001 ...................          6(1)                 1               48,000(1)
         2002 ...................          0                    3              293,000
         2003 ...................          0                    2               82,000
         2004 ...................          0                   14            1,423,000
         2005 ...................          0                    2              551,000
         2015 ...................          4(2)                 0              154,000
                                       -----            ---------
                  Total .........         10                   25
                                       =====            =========


----------

(1) The operations of the six facilities of Texas Diversicare Limited Partnership ("TDLP") are included in the Company's consolidated operations. Accordingly, no management fees are recognized with respect to TDLP. See
     Note 6 of the Company's Consolidated Financial Statements for more information with respect to the Company's relationship with TDLP.
(2) The management fees with respect to these facilities are subject to reduction because of the failure to meet defined operational thresholds. The Company's 1999 management fees were reduced $618,000 due to the operational results of these facilities.


The Company currently anticipates that most of the management agreements coming due for renewal in 2000 will be renewed. However, there can be no assurance that any of these agreements will be renewed.

The following table summarizes the Company's net revenues derived from management services and the net revenues of the managed facilities during the years indicated (in thousands):

                                                                            Year Ended December 31,
                                                       ----------------------------------------------------------------
                                                             1999                    1998                       1997
                                                       -------------            -------------             -------------
         Management Fees                               $       2,932            $       3,627             $       3,886
                                                       =============            =============             =============

         Net Revenues of Managed Facilities            $      75,675            $      71,670             $      75,043
                                                       =============            =============             =============

         Management Fees as a Percentage
            of Net Facility Revenues                             3.9%(1)                  5.1%                      5.2%
                                                       =============            =============             =============

---------------
(1) In 1999, management fees were reduced due to the failure of four facilities to reach certain operational thresholds. Had these revenues been earned, the 1999 percentage would have been 4.5%.


DESCRIPTION OF LEASE AGREEMENTS.

The Company leases 61 nursing homes and assisted living facilities, including 30 owned by Omega, 11 owned by Counsel Corporation ("Counsel") (which owned or controlled the Company's predecessor operations), 13 owned by members or affiliates of Pierce and seven owned by others, three of which were added in 1999. All but two of the Company's leases are "triple-net," requiring the Company to maintain the premises, pay taxes, and pay for all utilities. The Company typically grants its lessor a security interest in the Company's personal property located at each leased facility to secure the Company's performance under the lease. The leases contain customary default and covenant provisions, generally requiring the Company to maintain a minimum net worth, expend specified sums per bed for capital expenditures, maintain certain financial and coverage ratios and prohibit the Company from operating any additional facilities within a certain radius of each leased facility. In addition, the Company is generally required to maintain comprehensive insurance covering the facilities it leases as well as personal and real property damage insurance and professional malpractice insurance. In all cases where mortgage indebtedness exists with respect to a leased facility, the Company's interest in the premises is subordinated to that of the lessor's mortgage lenders.

OMEGA LEASES. The Company has a master lease with Omega Healthcare Investors Inc. ("Omega") covering 21 facilities (the "Master Lease"), which provides for an initial term of ten years through August 2002 and allows the Company one ten-year renewal option. The Master Lease provides for annual increases in the rent based upon inflation or a percentage of the increase in the net revenues of the facilities, whichever results in the greater increase in rent, up to a maximum increase equal to 5.0% of the prior year's rent. The Company entered into a series of agreements with Omega in 1994 that ultimately resulted in the Company leasing a total of nine additional facilities (the "1994 Omega Leases"). The 1994 Omega Leases provide for an initial term of ten and one-half years expiring in May 2005 and allow the Company two five-year renewal options. The rent with respect to these facilities is subject to increases under a formula similar to that of the Master Lease up to a maximum increase of

3.9% of the prior year's rent. During the year ended December 31, 1999, the patient and resident revenues from the Omega leased facilities were $69.6 million. A default with respect to any one facility would constitute a default with respect to all the facilities covered by the Master Lease or the 1994 Omega Leases, as applicable.

The Company is currently not in compliance with the financial covenants applicable to the Master Lease and the 1994 Omega Leases. Under the agreements, Omega has the right to terminate the agreements and seek recovery of any related financial losses as well as other miscellaneous remedies. To date, Omega has not asserted any of its rights arising from the non-compliance. The Company is currently negotiating amendments to its agreements with Omega.

COUNSEL LEASES. The Company leases five facilities from Counsel with a remaining term of approximately four years through April 2004. The Company leases three additional facilities from Counsel with an initial term of ten years through April 2004 and one ten-year renewal option. With respect to these eight facilities, the Company has the right of first refusal and a purchase option at the end of the respective lease terms. Additionally, the rent is fixed throughout the current terms. The Company leases three additional facilities from Counsel with a lease term through August 2002. These facilities are subject to a participating mortgage from Counsel in favor of Omega. At the end of the lease term, the Company has the right to purchase these facilities. In addition, the Company can require Counsel to transfer these facilities to Omega, at which time the Company has the right to lease these facilities from Omega in accordance with the terms of the Master Lease. Rent increases with respect to these three facilities are calculated under the same terms as applicable in the Omega Master Lease. During the year ended December 31, 1999, the patient and resident revenues from the Counsel leased facilities were $17.0 million. The Counsel leases provide that a default under any one of the leases constitutes a default under all of the leases.

PIERCE LEASES. Effective October 1, 1997, the Company acquired leases with respect to 14 facilities from Pierce Management Group ("Pierce"). Of these leases, 12 are with the former principal owners of Pierce and have an initial term of 15 years and two five-year renewal options. Beginning at the third anniversary, annual rent increases are to be applied equal to the rate of inflation up to a maximum of 3.0%. Beginning at the fifth anniversary, the Company has a right to purchase all 12 facilities as a group for their fair market value. An additional lease, which expires in 2003, is with an affiliate of Pierce who is a current employee of the Company. The remaining lease is a sublease that expires in 2017. The Company has no purchase option with respect to either the 2003 lease or the sublease. During the period ended December 31, 1999, the resident revenues from the Pierce leased facilities were $14.1 million.

FACILITIES.

The following table summarizes certain information with respect to the nursing homes and assisted living facilities owned, leased and managed by the Company as of December 31, 1999:


                                                                                       Assisted Living
                                                          Nursing Homes                    Facilities
                                                   --------------------------      ------------------------
                                                   Number       Licensed Beds      Number(1)          Units
                                                   -----        -------------      ---------          -----
         OPERATING LOCATIONS:
             Alabama ..................                6              711               -0-              52
             Arkansas .................               13            1,411                2               24
             Florida ..................                8              800               -0-              -0-
             Georgia ..................               -0-              -0-               1               52
             Kentucky .................                6              474               -0-               4
             North Carolina ...........               -0-              -0-              28            2,241
             Ohio .....................                1              151               -0-              -0-
             South Carolina ...........               -0-              -0-               1               99
             Tennessee ................                5              617               -0-              -0-
             Texas ....................               10            1,092               -0-              -0-
             Virginia .................               -0-              -0-               1              110
             West Virginia ............                2              180               -0-              -0-
             Ontario ..................               14            1,871               15            1,775
             British Columbia .........               -0-              -0-               5              688
             Alberta ..................               -0-              -0-               1              170
                                                   -----            -----            -----            -----
                                                      65            7,307               54            5,215
                                                   =====            =====            =====            =====

         CLASSIFICATION:
             Owned ....................                7              706               16            1,216
             Leased ...................               36            4,007               25            2,073
             Joint Venture Managed ....               -0-              -0-               6              865
             Managed ..................               22            2,594                7            1,061
                                                   -----            -----            -----            -----
                      Total ...........               65            7,307               54            5,215
                                                   =====            =====            =====            =====



----------
(1) Facilities that provide both nursing care and assisted living services are counted as nursing homes. The Company operates two such facilities in Alabama and one in Kentucky.

ORGANIZATION.

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

The Company has in place a Continuous Quality Improvement ("CQI") program, which is focused on training direct care givers. The Company conducts monthly audits to monitor adherence to the standards of care established by the CQI program at each facility which it owns, leases or manages. The facility administrator, with assistance from regional nursing personnel, is primarily responsible for adherence to the Company's quality improvement standards. In that regard, the annual operational objectives established by each facility administrator include specific objectives with respect to quality of care. Performance of these objectives is evaluated quarterly by the regional vice president or manager, and each facility administrator's incentive compensation is based, in part, on the achievement of the specified quality objectives. Issues regarding quality of care and resident care outcomes are addressed monthly by senior management. The Company also has established a quality improvement committee consisting of nursing representatives from each region. This committee periodically reviews the Company's quality improvement programs and, if so directed, conducts facility audits as required by the Company's executive committee. The Company and its predecessor have operated a medical advisory committee in Ontario for more than 13 years and has developed similar committees in some of the other jurisdictions in which it operates. It is the Company's view that these committees provide a vehicle for ensuring greater physician involvement in the operations of each facility with resulting improved focus on CQI and resident care plans. In addition, the Company has provided membership for all of its medical directors in the American Medical Directors Association. All of the nursing homes operated by the Company in Ontario have been accredited by the Canadian Council on Health Facilities Accreditation. The CQI program used at all locations was designed to meet accreditation standards and to exceed state and federal government regulations.

COMPETITION.

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

GOVERNMENT REGULATION AND REIMBURSEMENT.

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

REIMBURSEMENT. A significant portion of the Company's revenues is derived from government-sponsored health insurance programs. The nursing homes operated by the Company derive revenues under Medicaid, Medicare, the Ontario Government Operating Subsidy program and private pay sources. The United States assisted living facilities located in North Carolina derive revenues from Medicaid and similar programs as well as from private pay sources. Assisted living facilities in Canada derive virtually all of their revenues from private pay sources. The Company employs specialists in reimbursement at the corporate level to monitor regulatory developments, to comply with all reporting requirements, and to maximize payments to its operated nursing homes. It is generally recognized that all government-funded programs have been and will continue to be under cost containment pressures, but the extent to which these pressures will affect the Company's future operations is unclear.

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

The BBA also requires that nursing homes transition to a prospective payment system ("PPS") under the Medicare program during a three-year transition period that began with the first cost reporting period beginning on or after July 1, 1998, and creates a managed care Medicare program called "Medicare + Choice." Medicare + Choice allows beneficiaries to participate either in the original Medicare fee-for-service program or to enroll in a managed care plan such as a health maintenance organization ("HMO"). Such managed care plans would allow the HMOs to enter into risk-based contracts with the Medicare program, and the Medicare HMOs could then contract with providers such as the Company for the provision of nursing home services. No assurance can be given that the Company's facilities will be successful in negotiating favorable contracts with Medicare HMOs.

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

Reduction in health care spending has become a national priority in the United States, and the field of health care regulation and reimbursement is a rapidly evolving one. For the fiscal year ended December 31, 1999, the Company derived 14.2% and 66.3% of its total patient and resident revenues from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on the Company's profitability. The Company is unable to predict which reform proposals or reimbursement limitations will be adopted in the future or the effect such changes would have on its operations. In addition, private payors, including managed care payors, are increasingly demanding that providers accept discounted fees or assume all or a portion of the financial risk for the delivery of health care services. Such measures may include capitated payments, which can result in significant losses to health care providers if patients require expensive treatment not adequately covered by the capitated rate.

ONTARIO GOVERNMENT OPERATING SUBSIDY PROGRAM. The Ontario Government Operating Subsidy program ("OGOS") regulates both the total charges allowed to be levied by a licensed nursing home and the maximum amount that the OGOS program will pay on behalf of nursing home residents. The maximum amounts that can be charged to residents for ward, semi-private and private accommodation are established each year by the Ontario Ministry of Health. Regardless of actual accommodation, at least 40% of the beds in each home must be filled at the ward rate. Generally, amounts received from residents should be sufficient to cover the accommodation costs of a nursing home, including food, laundry, housekeeping, property costs and administration. In addition, the Ontario government partially subsidizes each individual, and funds each nursing home for the approximate care requirements of its residents. This funding is based upon an annual assessment of the levels of care required in each home, from which "caps" are determined and funding provided on a retrospective basis. The Ontario government funds from 35.0% to 70.0% of a resident's charges, depending on the individual resident's income and type of accommodation. The Company receives payment directly from OGOS by virtue of its ownership of two nursing homes in Canada. Additionally, the Company earns management fees from Canadian nursing homes, which derive significant portions of their revenues from OGOS.

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

COMPLIANCE PROGRAM. During 1999, the Company instituted a formal compliance program. The program exists to promote a high standard of ethics and to promote adherence to a number of policies intended to avoid potential fraud and abuse. A corporate compliance officer oversees the program, which requires that he submit a formal report to the chief executive officer annually.

LICENSURE AND CERTIFICATION. All the Company's nursing homes must be licensed by the state in which they are located in order to accept patients, regardless of payor source. In most states, nursing homes are subject to certificate of need laws, which require the Company to obtain government approval for the construction of new nursing homes or the addition of new licensed beds to existing homes. The Company's nursing homes must comply with detailed statutory and regulatory requirements in order to qualify for licensure, as well as for certification as a provider eligible to receive payments from the Medicare and Medicaid programs. Generally, the requirements for licensure and Medicare/Medicaid certification are similar and relate to quality and adequacy of personnel, quality of medical care, record keeping, dietary services, resident rights, and the physical condition of the facility and the adequacy of the equipment used therein. Each facility is subject to periodic inspections, known as "surveys" by health care regulators, to determine compliance with all applicable licensure and certification standards. If the survey concludes that there are deficiencies in compliance, the facility is subject to various sanctions, including but not limited to monetary fines and penalties, suspension of new admissions, and loss of licensure or certification. Generally, however, once a facility receives written notice of any compliance deficiencies, it submits a written plan of correction and is given a reasonable opportunity to correct the deficiencies. However, one of the Company's facilities in Arkansas was decertified from the Medicaid and Medicare programs in 1998. Although the facility was recertified for participation in the Medicaid program within 30 days without significant adverse financial impact, it has not yet been recertified to participate in Medicare and is not currently accepting Medicare patients. However, the Company is actively engaged in the application process for recertification. A second facility, located in Florida, was subject to a government-imposed moratorium on admissions and civil monetary penalties during the last quarter of 1998. The Company is appealing the civil monetary penalties and has taken aggressive action, including increasing its staffing, to correct the deficiencies on which the moratorium was based. The moratorium was lifted at the end of January 1999. See "Item 1 - Material Corporate Developments Health Care Industry."

Privately owned nursing homes in Ontario are licensed by the Ministry of Health under the Ontario Nursing Homes Act. The legislation, together with program manuals, establishes the minimum standards that are required to be provided to the patients of the home, including staffing, space, nutrition and activities. Patients can only be admitted and subsidized if they require at least 1.5 hours per day of care, as determined by a physician. Retirement centers in Canada are generally regulated at the municipal government level in the areas of fire safety and public health and at the provincial level in the areas of employee safety, pay equity, and, in Ontario, rent control.

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

The following table sets forth net patient and resident revenues by payor source for the Company for the years presented:

                                                                          Year ended December 31,
                                         ----------------------------------------------------------------------------------------
                                                                         (Dollars in thousands)
                                                 1999                              1998                              1997
                                         --------------------             ---------------------             ---------------------
         Medicaid (1) .......            $118,571        66.3%            $118,394         58.8%            $ 99,396         55.8%
         Medicare ...........              25,461        14.2               44,490         22.1               44,974         25.2
         Private Pay (1) ....              34,895        19.5               38,449         19.1               33,829         19.0
                                         --------    --------             --------     --------             --------     --------
                Total .......            $178,927       100.0%            $201,333        100.0%            $178,199        100.0%
                                         ========    ========             ========     ========             ========     ========

----------

(1) Includes assisted living facility revenues. The mix of Medicaid, Medicare and private pay for nursing homes in 1999 was 70.0%, 16.9%, and 13.1%, respectively.

Patient and residential service is generally provided and charged in daily service units, commonly referred to as patient and resident days. The following table sets forth patient and resident days by payor source for the Company for the years presented:

                                                                          Year ended December 31,
                                         ----------------------------------------------------------------------------------------
                                                  1999                             1998                              1997
                                         --------------------             ---------------------             ---------------------
         Medicaid (1) .......            1,708,335       71.7%            1,747,844        72.1%            1,345,010        67.5%
         Medicare ...........               82,571        3.5               110,178         4.5               120,583         6.1
         Private Pay (1) ....              592,134       24.8               566,834        23.4               525,016        26.4
                                         ---------   --------             ---------    --------             ---------    --------
                Total .......            2,383,040      100.0%            2,424,856       100.0%            1,990,609       100.0%
                                         =========   ========             =========    ========             =========    ========

----------

(1) Includes assisted living facility days. The mix of Medicaid, Medicare and private pay for nursing homes in 1999 was 78.5%, 5.78%, and 15.8%, respectively.

The above tables include net patient revenues and the patient days of the six facilities comprising TDLP. See Note 6 of the Company's Consolidated Financial Statements.

Consistent with the nursing home industry in general, changes in the mix of a facility's patient population among Medicaid, Medicare, and private pay can significantly affect the profitability of the facility's operations.

For information about revenue, operating income (loss) and identifiable assets attributable to the Company's United States and Canadian operations, see Note 14 of the Company's Consolidated Financial Statements.

SUPPLIES AND EQUIPMENT.

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

INSURANCE.

The entire United States long-term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to patients and residents. As a result, the Company has numerous liability claims and disputes outstanding for professional liability and other related issues. Professional liability insurance up to certain limits is carried by the Company and its subsidiaries for coverage of such claims. However, due to the increasing number of claims against the Company and throughout the long-term care industry, the Company's professional liability insurance premiums and deductible amounts have increased substantially during 1998 and 1999. Additional increases in premiums and deductibles will also occur for the policy year 2000.

All of the Company's professional liability policies are currently on a claims made basis and are renewable annually. Prior to March 9, 2000, all of these policies were on an occurrence basis. The Company currently maintains general and professional liability insurance with coverage limits of $1,000,000 per medical incident, aggregate coverage limits of $3,000,000 per location and total aggregate policy coverage limits of $12,000,000 for its long-term care services. Through December 31, 1997, with respect to a majority of its United States nursing homes, the Company was self-insured for the first $25,000 per occurrence and $500,000 in the aggregate. Effective January 1, 1998, the Company substantially increased the self-insurance portion of its liability with respect to its United States nursing home operations up to $250,000 per occurrence and $2,500,000 in the aggregate per year. Effective February 1, 1999, all United States nursing homes became part of the $250,000/$2,500,000 deductible program, including the six TDLP facilities. For 1999 and 1998, the Company expects to ultimately fully incur the aggregate deductible amount. A reserve has been established in anticipation of the settlement of the 1999 and 1998 claims, which may take up to four years from the date of the injury event to reach final settlement.

Effective March 9, 2000, the self-insured per claim amount for all United States nursing homes increased to $500,000 per claim with no aggregate limit. The Company also maintains umbrella liability coverage of $15,000,000 per occurrence for all United States facilities.

The assisted living operations acquired in the Pierce transaction are self-insured, with respect to each location, for the first $5,000 per occurrence and $25,000 in the aggregate. The Company also maintains a $10,000,000 aggregate umbrella liability policy for claims in excess of the foregoing limits for these assisted living operations.

The Canadian facilities owned or leased by the Company maintain general and professional liability insurance with per claim coverage limits of up to $3,462,000 ($5,000,000 Canadian). The Company also maintains an aggregate umbrella policy for claims in excess of the above limit for these facilities.

The ultimate results of the Company's professional liability claims and disputes are unknown at the present time. However, management is currently of the opinion that there would be no material amounts in excess of liability coverage and established reserves.

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

EMPLOYEES.

As of February 15, 2000, the Company employed a total of approximately 5,150 individuals. Management believes that the Company's employee relations are good. Approximately 190 of the Company's United States employees are represented by a labor union and approximately 320 of the Company's Canadian employees are represented by various unions. With the exception of some administrators of managed facilities (whose salaries are reimbursed by the owners), the staff of the managed nursing homes and assisted living facilities are not employees of the Company. The Company's managed facilities employ approximately 3,160 individuals, approximately 2,130 of whom are Canadians represented by various unions.

A major component of the Company's CQI program includes an employee empowerment selection, retention and recognition program. Administrators and managers of the Company include employee retention and turnover goals in the annual facility, regional and personal objectives.

Although the Company believes it is able to employ sufficient nurses and therapists to provide its services, a shortage of health care professional personnel in any of the geographic areas in which the Company operates could affect the ability of the Company to recruit and retain qualified employees and could increase its operating costs. The Company competes with other health care providers for both professional and non-professional employees and with non-health care providers for non-professional employees. During 1999, the Company faced increased competition for workers due to tight labor markets in most of the areas in which the Company operates in the United States.

RISK FACTORS.

This section summarizes certain risks, among others, that should be considered by stockholders and prospective investors in the Company.

NON-COMPLIANCE WITH DEBT INSTRUMENTS AND LEASE AGREEMENTS. At December 31, 1999, the Company is in default of certain financial covenants under certain of its loan and lease agreements. Cross-default or material adverse change provisions contained in the agreements allow the holders of substantially all of the Company's debt and leases to demand immediate repayment or termination of the lease. The Company has not obtained waivers with respect to such defaults. As of December 31, 1999, the Company's total indebtedness was $60,925,000. The Company is currently in discussions with its senior bank lenders and its primary landlord with respect to their response to the foregoing. There can be no assurance that the bank lenders will not call the loans in default and demand the full repayment of the loans or that the landlords will not terminate one or more leases. If the credit agreements are called, the Company does not have sufficient assets to repay the entire outstanding balance under the credit agreements.

In addition, the defaults under the credit and lease agreements may impair the Company's ability to finance, through its own cash flow or from additional financing, its future operations or pursue its business strategy and could make the Company more vulnerable to economic downturns, competitive and payor pricing pressures and adverse changes in government regulation. There can be no assurance that future cash flow from operations will be sufficient to cover debt obligations. Additional sources of funds may be required and there can be no assurance the Company will be able to obtain additional funds on acceptable terms, if at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

CROSS DEFAULTS UNDER CREDIT FACILITIES, LEASE AGREEMENTS, MANAGEMENT AGREEMENTS AND PARTICIPATING MORTGAGE. The Company's credit facility provides that a default under any of the Company's leases or management agreements constitutes a default under the credit facility unless waived by the Lender. Nineteen nursing homes and two assisted living facilities are leased by the Company pursuant to the Omega Master Lease agreement and an additional nine facilities under the 1994 Omega Leases, the terms of which provide that a default with respect to one facility is a default not only with respect to the entire Master Lease, the 1994 Omega Leases and each facility covered thereby, but also with respect to a participating mortgage secured by three additional nursing homes. The Company leases these nursing homes that are subject to the participating mortgage from Counsel Corporation ("Counsel"), a publicly-owned Canadian corporation. Counsel has agreed to indemnify Advocat in the event of a default by Counsel under such participating mortgage, except in the case where such default was caused by Advocat. A default under such participating mortgage or related documents is a default under the Master Lease. In addition to the three nursing homes previously discussed that the Company leases from Counsel, the Company leases eight facilities and manages eight facilities owned by Counsel or affiliates of Counsel. A default under any of the agreements with Counsel or its affiliates constitutes a default under all of the leases and management agreements with Counsel. Finally, four management contracts that cover two, four, six and seven nursing homes, respectively, provide that a default with respect to any facility under any one of the management contracts is a default with respect to all facilities under such management contract.

NO ASSURANCE OF GROWTH. The Company reported a net loss of $21.7 million for the year ended December 31, 1999 and a working capital deficit of $56.7 million at December 31, 1999. No assurance can be given that the Company will achieve profitable operations in the near term. There can be no assurance that the Company can increase growth in net revenues. The Company cannot assure that internally generated cash flows from earnings and existing cash balances will be sufficient to fund existing debt obligations or future capital and working capital requirements through fiscal year 2000. The price of the Company's Common Stock may fluctuate in response to quarterly variations in the Company's operating and financial results, announcements by the Company or other developments affecting the Company, as well as general economic and other external factors.

THIRD-PARTY INDEBTEDNESS SECURED BY ASSETS LEASED OR MANAGED BY COMPANY. The Company, through leases and management agreements, operates facilities that secure the indebtedness of the owners of the facilities. As a result, the Company's leases at such facilities are subject to cancellation upon the default of these third-party owners under their credit agreements. In addition, the payment of management fees to the Company at these facilities is subordinated to the payment of the owners' debt obligations. To the extent that the owners of the Company's managed facilities experience financial difficulty or otherwise are unable to meet their obligations, the ability of the Company to receive management fees or continue as manager of such facility is jeopardized.

DEPENDENCE ON REIMBURSEMENT BY THIRD-PARTY PAYORS. Government at both the federal and state levels has continued in its efforts to reduce, or at least limit the growth of, spending for health care services, including services provided by the Company. In August 5, 1997, President Clinton signed into law The Balanced Budget Act of 1997, which has negatively impacted the Company's net operations. Any additional reduction in either Medicare or Medicaid payments could adversely affect the Company. In addition, private payors, including managed care payors, increasingly are demanding that providers accept discounted fees or assume all or a portion of the financial risk for the delivery of health care services. Such measures may include capitated payments whereby the Company is responsible for providing, for a fixed fee, all services needed by certain patients. Capitated or flat-rate payments can result in significant losses if patients require expensive treatment not adequately covered by the payment rate. PPS is a flat-rate payment system as are the Medicaid programs of Arkansas, Texas and Kentucky. Substantially all of the Company's nursing home revenues, including management fees, are directly or indirectly dependent upon reimbursement from third-party payors, including the Medicare and Medicaid programs, the Ontario Government Operating Subsidy program, and private insurers. For the period ended December 31, 1999, approximately 66.3%, 14.2%, and 19.5% of the Company's patient and resident revenues were derived from Medicaid, Medicare and private pay sources. The net revenues and profitability of the Company are affected by the continuing efforts of all payors to contain or reduce the costs of health care. Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue. Any changes in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company's net revenues and net income. The Company is unable to predict what reform proposals or reimbursement limitations will be adopted in the future or the effect such changes will have on its operations. No assurance can be given that such reforms will not have a material adverse effect on the Company. Changes in the mix of the Company's patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may also affect the Company's net revenues and profitability. There can be no assurance that the Company will improve or continue to maintain its current payor or revenue mix.

GOVERNMENT REGULATION. The United States government, the Canadian government, and all states and provinces in which the Company operates regulate various aspects of its business. Various federal, state and provincial laws regulate relationships among providers of services, including employment or service contracts and investment relationships. The operation of long-term care facilities and the provision of services are also subject to extensive federal, state, provincial and local laws relating to, among other things, the adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, environmental compliance, ADA compliance, fire prevention and compliance with building codes. Long-term care facilities are also subject to periodic inspection to assure continued compliance with various standards and licensing requirements under state law, as well as with Medicare and Medicaid standards. The failure to obtain or renew any required regulatory approvals or licenses could adversely affect the Company's growth and could prevent it from offering its existing or additional services. In addition, health care is an area of extensive and frequent regulatory change. Changes in the laws or new interpretations of existing laws can have a significant effect on methods and costs of doing business and amounts of payments received from governmental and other payors. The Company's operations could be adversely affected by, among other things, regulatory developments such as mandatory increases in the scope and quality of care to be afforded patients and revisions in licensing and certification standards. The Company at all times attempts to comply with all applicable laws; however, there can be no assurance that administrative or judicial interpretation of existing laws or regulations will not have a material adverse effect on the Company's operations or financial condition.

In order to receive Medicare and Medicaid reimbursement, the Company must be certified by Medicare and Medicaid. In 1995, the Federal Government promulgated new survey, certification and enforcement rules governing long-term care facilities participating in the Medicare and Medicaid programs, which impose significant new requirements on long-term care facilities. The breadth of the rules has created uncertainty over the manner in which the rules are implemented, the ability of any long-term care facility to comply with them and the effect of the rules on the Company. Facilities that are found not to be in compliance with the rules are subject to decertification from participating in the Medicare/Medicaid programs; termination of provider agreement; temporary management; denial of payment for new admissions; civil money penalties; closure of the facility or transfer of patients or both; and on-site state monitoring. In the ordinary course of its business, the Company receives notices of deficiencies for failure to comply with various regulatory requirements. The Company reviews such notices and takes appropriate corrective action. In most cases, the Company and the reviewing agency will agree upon the measures to be taken to bring the facility into compliance with regulatory requirements. During 1997 and 1998 certain of the Company's facilities in Alabama and Arkansas were decertified from the Medicare and Medicaid programs. Since then, one facility has been recertified, another is applying for recertification and the lease term expired on the third facility. There can be no assurance that the Company will not experience additional problems with maintaining the certification of its facilities. Failure to obtain and maintain Medicare and Medicaid certification at the Company's facilities will result in denial of Medicare and Medicaid payments which could result in a significant loss of revenue to the Company.

SELF-REFERRAL AND ANTI-KICKBACK LEGISLATION. The health care industry is highly regulated at the state, provincial and federal levels. In the United States, various state and federal laws regulate the relationships between providers of health care services, physicians, and other clinicians. These laws impose restrictions on physician referrals for designated health services to entities with which they have financial relationships. These laws also prohibit the offering, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare or state health care program patients or patient care opportunities for the purchase, lease or order of any item or service that is covered by the Medicare and Medicaid programs. There can be no assurance the Company's operations will not be subject to review, scrutiny, penalties or enforcement actions under these laws, or that these laws will not change in the future. Violations of these laws may result in substantial civil or criminal penalties for individuals or entities, including large civil monetary penalties and exclusion from participation in the Medicare or Medicaid programs. Such exclusions or penalties, if applied to the Company, could have a material adverse effect on the profitability of the Company.

RELATIONSHIPS BETWEEN LONG-TERM CARE FACILITIES AND OTHER PROVIDERS. Relationships between long-term care facilities and other providers such as providers of physical therapy and other ancillary service providers have come under increased scrutiny by government and private payors. To the extent that the Company, any facility with which it does business, or any of their owners or directors have a financial relationship with each other or with other health care entities providing services to long-term care patients, such relationships could be subject to increased scrutiny. There can be no assurance that the Company's business operations and agreements with other providers of health care services will not be subject to change, review, penalties or enforcement actions under state and federal laws regarding self-referrals or fraud and abuse, or that these laws will not change in the future.

LIQUIDITY. Effective at the close of business on November 9, 1999, the New York Stock Exchange de-listed the Company's Common Stock. As a result, beginning November 10, 1999, trading of the Company's Common Stock is conducted on the over-the-counter market ("OTC") or, on application by broker-dealers, in the NASD's Electronic Bulletin Board using the Company's current trading symbol, AVCA. In addition, in December 1999, the Company's market maker temporarily suspended trading of the Company's Common Stock on the OTC pending the Company's filing of certain amendments to the Company's quarterly reports on Form 10-Q. Although trading on the OTC has resumed, no assurance can be given that the Company's market maker will not suspend trading on the OTC again in the future, which could make it difficult for investors to complete transactions in the Company's Common Stock. As a result of the de-listing, the liquidity of the Company's Common Stock and its price have been adversely affected, which may limit the Company's ability to raise additional capital.

LIABILITY AND INSURANCE. The provision of health care services involves an inherent risk of liability. In recent years, participants in the long-term care industry have become subject to an increasing number of lawsuits alleging malpractice or related legal theories, many of which involve large claims and significant defense costs. It is expected that the Company from time to time will be subject to such suits as a result of the nature of its business. The Company currently maintains liability insurance intended to cover such claims, however, it is self-insured with respect to the first $500,000 per occurrence and no aggregate limit on such claims. In addition, there can be no assurance that claims in excess of the Company's insurance coverage or claims not covered by the Company's insurance coverage (e.g., claims for punitive damages) will not arise. A successful claim against the Company in excess of the Company's insurance coverage could have a material adverse effect upon the Company and its financial condition. Claims against the Company, regardless of their merit or eventual outcome, may also have a material adverse effect upon the Company's ability to attract patients or residents or expand its business. In addition, the Company's insurance policies must be renewed annually. There can be no assurance that the Company will be able to obtain liability insurance coverage in the future on acceptable terms, if at all.

GUARANTEES AND OBLIGATIONS TO REDEEM CERTAIN PARTNERSHIP INTERESTS. A subsidiary of the Company has provided guarantees of certain cash flow deficiencies and quarterly return obligations of Diversicare VI Limited Partnership ("Diversicare VI"), which may obligate the subsidiary to make interest-free loans to Diversicare VI. Such cash flow obligations have never been called upon. The Company has also provided a cash flow guarantee to TDLP, which may obligate the Company to provide monthly interest-free loans to TDLP. In addition, the limited partners of TDLP have the right to cause the Company to repurchase up to 10.0% of their partnership units annually for five years (up to a maximum of 50.0% of the total partnership units outstanding) beginning in January 1996. To date, the Company has repurchased 22.6% of the partnership units. No units were presented for repurchase in January, 2000. It is a virtual certainty that the Company will be required to make additional loans to TDLP. It is less certain whether the Company will be called upon to repurchase up to 10.0% of additional partnership units in January 2001. The Company has reserved for these obligations, but there can be no assurance as to the aggregate dollar amount of the Company's obligations under the guarantees and redemption obligation, nor can there be any assurance that all or any portion of the loans made to Diversicare VI or TDLP will be repaid.

COMPETITION. The long-term care industry generally, and the nursing home and assisted living center businesses particularly, are highly competitive. The Company faces direct competition for the acquisition or management of facilities. In turn, its facilities face competition for employees, patients and residents. Some of the Company's present and potential competitors are significantly larger and have or may obtain greater financial and marketing resources than those of the Company. Some hospitals that provide long-term care services are also a potential source of competition to the Company. In addition, the Company may encounter substantial competition from new market entrants. Consequently, there can be no assurance that the Company will not encounter increased competition in the future, which could limit its ability to attract patients or residents or expand its business, and could materially and adversely affect its business or decrease its market share.

ANTI-TAKEOVER CONSIDERATIONS. The Company is authorized to issue up to 1,000,000 shares of preferred stock, the rights of which may be fixed by the Board of Directors without shareholder approval. In March 1995, the Board of Directors approved the adoption of a Shareholder Rights Plan (the "Plan"). The Plan is intended to encourage potential acquirors to negotiate with the Company's Board of Directors and to discourage coercive, discriminatory and unfair proposals. The Company's stock incentive plans provide for the acceleration of the vesting of options in the event of certain changes in control (as defined in such plans). The Company's Certificate of Incorporation (the "Certificate") provides for the classification of its Board of Directors into three classes, with each class of directors serving staggered terms of three years. The Company's Certificate requires the approval of two-thirds of the outstanding shares to amend certain provisions of the Certificate. Section 203 of the Delaware General Corporate Law restricts the ability of a Delaware corporation to engage in any business combination with an interested stockholder. Provisions in the executive officers' employment agreements provide for post-termination compensation, including payment of certain of the executive officers' salaries for up to 30 months, following certain changes in control. Certain changes in control of the Company also constitutes an event of default under the Company's bank credit facility. The foregoing matters and the Change in Control purchase feature of the Debentures described above may, together or separately, have the effect of discouraging or making more difficult an acquisition or change of control of the Company.

ITEM 2.  PROPERTIES

The Company owns 23 and leases 61 long-term care facilities. See "Item 1 - Description of Lease Agreements" and "- Facilities." The Company leases approximately 19,000 square feet of office space in Franklin, Tennessee, that houses the executive offices of the Company, centralized management support functions, and the ancillary services supply operations. In addition, the Company leases its regional office for Canadian operations with approximately 10,800 square feet of office space in Mississauga, Ontario, its regional office with approximately 5,500 square feet of office space in Kernersville, North Carolina, and its regional office with approximately 3,000 square feet of office space in Ashland, Kentucky. Lease periods on these facilities generally range up to seven years, although the Kernersville lease runs through 2022 including renewal options. Regional executives for Alabama, Arkansas, Florida and Texas work from offices of under 1,000 square feet each. Management believes that the Company's leased properties are adequate for its present needs and that suitable additional or replacement space will be available as required.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to a vote of security holders during the fourth quarter (October 1, 1999 through December 31, 1999) of the fiscal year covered by this Annual Report on Form 10-K.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Common Stock of the Company was listed on the New York Stock Exchange under the symbol "AVC" through November 9, 1999. Since that time, the Company's Common Stock has been traded on NASD's OTC Bulletin Board under the symbol "AVCA." The Company's Common Stock is also traded on the Toronto Stock Exchange under the symbol "AVCU." The following table sets forth the high and low prices of the common stock for each quarter in 1998 and 1999:

                              Period                        High              Low
                         ----------------                 --------          -------
                         1998 1st Quarter                 $10 3/16          $ 7 3/4
                         1998 2nd Quarter                  10 5/16            6
                         1998 3rd Quarter                   7 7/8             5 5/8
                         1998 4th Quarter                   6 1/2             4 3/4
                         1999 1st Quarter                   6 1/4             2 7/8
                         1999 2nd Quarter                   2 5/16            1 3/8
                         1999 3rd Quarter                   2 1/16              7/8
                         1999 4th Quarter                   1 1/16              1/8



The Company's Common Stock has been traded since May 10, 1994. On March 23, 2000, the closing price for the Common Stock was $0.22, as reported by PCQuote.com.

On March 23, 2000, there were 340 holders of record of the common stock. Most of the Company's shareholders have their holdings in the street name of their broker/dealer.

The Company has not paid cash dividends on its Common Stock and anticipates that, for the foreseeable future, any earnings will be retained for use in its business and no cash dividends will be paid. The Company is currently prohibited from issuing dividends under certain debt instruments.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected financial data of Advocat as of December 31, 1999, 1998, 1997, 1996 and 1995 and for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 have been derived from the audited financial statements of Advocat.

                                                                   Year Ended December 31,
                                         -----------------------------------------------------------------------
                                            1999            1998            1997           1996           1995
                                         ---------       ---------       ---------      ---------      ---------
                                                         (in thousands, except per share amounts)

STATEMENT OF OPERATIONS DATA:

REVENUES:
   Patient revenues ...............      $ 141,022       $ 166,529       $ 163,094      $ 153,582      $ 128,643
   Resident revenues ..............         37,905          34,804          15,105          8,347          7,477
   Management fees ................          2,932           3,627           3,886          4,152          3,618
   Interest .......................            159             192             158            156            227
                                         ---------       ---------       ---------      ---------      ---------
         Net revenues .............        182,018         205,152         182,243        166,237        139,965
                                         ---------       ---------       ---------      ---------      ---------

EXPENSES:
   Operating ......................        152,557         164,769         146,555        131,966        109,458
   Lease ..........................         20,375          19,109          15,850         14,441         13,518
   General and administrative .....         11,753          10,969           9,636          8,578          7,806
   Depreciation and amortization ..          4,516           3,838           2,823          2,285          1,516
   Non-recurring charges ..........            500           5,859             -0-            -0-            -0-
   Interest .......................          5,460           5,425           2,672          1,591            777
                                         ---------       ---------       ---------      ---------      ---------
         Total expenses ...........        195,812         209,969         177,536        158,861        133,075
                                         ---------       ---------       ---------      ---------      ---------

INCOME (LOSS) BEFORE
   INCOME TAXES ...................      $ (13,794)      $  (4,817)      $   4,707      $   7,376      $   6,890
                                         =========       =========       =========      =========      =========

NET INCOME (LOSS) .................      $ (21,676)      $  (3,083)      $   3,013      $   4,721      $   4,410
                                         =========       =========       =========      =========      =========

EARNINGS (LOSS) PER SHARE:
   Basic ..........................      $   (3.98)      $    (.57)      $     .56      $     .89      $     .84
                                         =========       =========       =========      =========      =========
   Diluted ........................      $   (3.98)      $    (.57)      $     .56      $     .89      $     .82
                                         =========       =========       =========      =========      =========

WEIGHTED AVERAGE SHARES:
   Basic ..........................          5,445           5,388           5,339          5,270          5,270
                                         =========       =========       =========      =========      =========
         Diluted ..................          5,445           5,388           5,373          5,381          5,381
                                         =========       =========       =========      =========      =========



                                                                         December 31,
                                         -----------------------------------------------------------------------
                                           1999             1998            1997           1996           1995
                                         ---------       ---------       ---------      ---------      ---------
                                                                       (in thousands)
BALANCE SHEET DATA:

Working capital (deficit) .........      $ (56,699)      $  16,233       $  14,389      $  13,540      $   6,726
                                         =========       =========       =========      =========      =========

Total assets ......................      $  96,185       $ 121,294       $ 114,961      $  74,908      $  59,031
                                         =========       =========       =========      =========      =========

Long-term debt, excluding
    current portion ...............      $   7,827(1)    $  33,514       $  58,373      $  23,254      $  11,063
                                         =========       =========       =========      =========      =========

Shareholders' equity ..............      $   6,267       $  27,561       $  30,733      $  27,348      $  22,437
                                         =========       =========       =========      =========      =========


----------


(1) Because of financial covenant non-compliance, the Company has classified as current $25,903 of debt with scheduled maturities that actually begin in 2001. In the absence of the non-compliance issues, the Company's long-term debt would have been $33,730. See "Item 1 - Material Corporate Developments
     - Current Debt Maturities and Financial Covenant Non-Compliance."

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

As of December 31, 1999, Advocat's portfolio includes 119 facilities composed of 65 nursing homes containing 7,307 licensed beds and 54 assisted living facilities containing 5,215 units. In comparison, at December 31, 1998, the Company operated 115 facilities composed of 63 nursing homes containing 7,182 licensed beds and 52 assisted living facilities containing 4,755 units. Within the current portfolio, 35 facilities are managed on behalf of other owners, 29 of which are on behalf of unrelated owners and six in which the Company holds a minority equity interest. The remaining facilities, consisting of 61 leased and 23 owned facilities are operated for the Company's own account. In the United States, the Company operates 51 nursing homes and 33 assisted living facilities, and in Canada, the Company operates 14 nursing homes and 21 assisted living facilities.

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

OPERATING DATA

The following table presents the Advocat statements of operations for the years ended December 31, 1999, 1998 and 1997, and sets forth this data as a percentage of revenues for the same years.

                                                                            Year Ended December 31,
                                             ----------------------------------------------------------------------------------
            ($ in thousands)                            1999                          1998                         1997
                                             -----------------------        ---------------------        ----------------------
Revenues:
  Patient revenues ....................      $ 141,022          77.5%       $ 166,529        81.2%       $ 163,094         89.5%
  Resident revenues ...................         37,905          20.8           34,804        16.9           15,105          8.3
  Management fees .....................          2,932           1.6            3,627         1.8            3,886          2.1
  Interest ............................            159           0.1              192         0.1              158          0.1
                                             ---------       -------        ---------     -------        ---------      -------
    Net revenues ......................        182,018         100.0%         205,152       100.0%         182,243        100.0%
                                             ---------       -------        ---------     -------        ---------      -------
Expenses:
  Operating ...........................        152,557          83.8          164,769        80.3          146,555         80.4
  Lease ...............................         20,375          11.2           19,109         9.3           15,850          8.7
  General and administrative ..........         11,753           6.5           10,969         5.3            9,636          5.3
  Depreciation and amortization .......          5,167           2.8            3,838         1.9            2,823          1.5
  Non-recurring charges ...............            500           0.3            5,859         2.9              -0-          0.0
  Interest ............................          5,460           3.0            5,425         2.6            2,672          1.5
                                             ---------       -------        ---------     -------        ---------      -------
    Total expenses ....................        195,812         107.6          209,969       102.3          177,536         97.4
                                             ---------       -------        ---------     -------        ---------      -------

Income (loss) before income taxes .....        (13,794)         (7.6)          (4,817)       (2.3)           4,707          2.6
Provision (benefit) for income taxes ..          7,605           4.2           (1,734        (0.8)           1,694          0.9
                                             ---------       -------        ---------     -------        ---------      -------
Income (loss) before cumulative
  effect of change in accounting
  principle ...........................        (21,399)        (11.8)          (3,083)       (1.5)           3,013          1.7
Cumulative effect of change in
  accounting principle, net of tax ....           (277)         (0.2)             -0-         0.0              -0-          0.0
                                             ---------       -------        ---------     -------        ---------      -------
Net income (loss) .....................      $ (21,676)        (11.9)%      $  (3,083)       (1.5)%      $   3,013          1.7%
                                             =========       =======        =========     =======        =========      =======


The Company has incurred losses during 1999 and 1998 and expects to continue to incur losses during 2000. The Company has a working capital deficit of $56.7 million as of December 31, 1999. Also, the Company has limited resources available to meet its operating, capital expenditure and debt service requirements during 2000. Given that events of default under the Company's working capital line of credit, there can be no assurance that the respective lender will continue to provide working capital advances.

The following tables present data about the facilities operated by the Company as of the dates or for the years indicated:

                                                    December 31,
                                         ------------------------------
                                           1999        1998        1997
                                         ------      ------      ------
     Licensed Nursing Home Beds:
       Owned ......................         706         706         706
       Leased .....................       4,007       4,158       4,158
       Managed ....................       2,594       2,318       2,477
                                         ------      ------      ------
         Total ....................       7,307       7,182       7,341
                                         ======      ======      ======
     Assisted Living Units:
       Owned ......................       1,216       1,302       1,314
       Leased .....................       2,073       1,883       1,800
       Managed(1) .................       1,926       1,570       1,634
                                         ------      ------      ------
         Total ....................       5,215       4,755       4,748
                                         ======      ======      ======
     Total Beds/Units:
       Owned ......................       1,922       2,008       2,020
       Leased .....................       6,080       6,041       5,958
       Managed(1) .................       4,520       3,888       4,111
                                         ------      ------      ------
         Total ....................      12,522      11,937      12,089
                                         ======      ======      ======
     Facilities:
       Owned ......................          23          24          25
       Leased .....................          61          61          59
       Managed(1) .................          35          30          32
                                         ------      ------      ------
         Total ....................         119         115         116
                                         ======      ======      ======


----------

(1) Includes six assisted living facilities with 865 units in which the Company holds a minority equity interest.


                                                           Year Ended December 31,
                                                  --------------------------------------
                                                     1999            1998         1997
                                                  --------       --------       --------
     Average Occupancy(1):
       Leased/Owned(2) .....................       76.0%             81.6%          83.0%
       Managed .............................       93.9              95.6           96.3
                                                  -----          --------       --------
         Total .............................       81.7%             84.9%          86.7%
                                                  =====          ========       ========


----------

(1) Average occupancy excludes facilities under development or facilities managed during receivership or insolvency proceedings.
(2) Includes the occupancy of the six facilities of TDLP, a limited partnership managed by the Company.

MEDICARE REIMBURSEMENT CHANGES

During 1997, the Federal government enacted the Balanced Budget Act of 1997 ("BBA"), which contains numerous Medicare and Medicaid cost-saving measures. The BBA requires that nursing homes transition to a prospective payment system ("PPS") under the Medicare program during a three-year "transition period," which began for most of the Company's facilities on January 1, 1999. In general, PPS provides a standard payment for Medicare Part A services to all providers regardless of their current costs. PPS creates an incentive for providers to reduce their costs, and management has reduced operating expenses in 1999 in an effort to offset the revenue reductions resulting from PPS. Revenues and expenses have been reduced significantly from the levels prior to PPS.

Cost restrictions placed on the provision of rehabilitation (ancillary) services as a result of the BBA have also been significant. Beginning in January 1998, the allowable costs for cost reimbursement components of Medicare Part B services became subject to a limitation factor of 90.0% of actual cost. In 1999, the cost reimbursement system for rehabilitation services has been replaced by a system of fee screens that effectively limit reimbursement and place caps on the maximum fees that may be charged for therapy services. Historically, the Company subcontracted the provision of these therapy services. However, in response to the deep cuts in fees for service, the Company's therapy subcontractor exited the business. In June 1999, the Company began providing such services in house. The Company anticipates that this will further negatively impact operations, although the ultimate effect cannot yet be reasonably estimated. These changes with respect to Part B reimbursement have combined to cause a dramatic decrease in the Company's ancillary revenues and expenses.

To date, one of the major impacts on the Company from PPS and other BBA reimbursement changes has been the indirect impact of Medicare occupancy declines, which have reduced the amount of overhead absorbed under the Company's Medicare operations. With respect to Medicare therapy allowable cost and fee reductions, the Company estimates that net operations have been negatively impacted in both 1998 and 1999 and will continue to be negatively impacted beyond 1999 as a result of the changes brought about under BBA. However, since PPS and other various changes brought about by the BBA are still an evolving process, the ultimate impact of the BBA cannot be known with certainty at this time.

These changes have affected the entire long-term care industry. They have resulted pursuant to the administrative implementation of the guidelines contained in the BBA. Under the BBA, Medicare expenditures by the Federal government have been cut approximately 20.0%. This has been a sudden, drastic blow to the industry. Other providers who relied more heavily on the provision of services to higher acuity patients have been impacted more severely than the Company. There have already been several major bankruptcy filings. Without remediation, the long-term effect on the industry is expected to be catastrophic.

As the impact of these changes upon both providers and beneficiaries has become known, there has been growing political awareness of a need to re-examine the drastic cuts that have been implemented. On November 29, 1999, President Clinton signed into law a budget agreement that restores over three years $2.7 billion in Medicare funding. The bill contains several components that become effective at various times over the three-year period. As a result of the legislation, individual nursing facilities now have the option, for cost reporting years beginning after December 29, 1999, of continuing under the current PPS transition formula or adopting the full federal PPS per diem. In addition, the measure provides a two-year moratorium on the Part B therapy caps beginning January 1, 2000, and it also provides increases in the per diem rates for the care of certain groups of patients. The Company is continuing to evaluate the impact of the legislation on its operations. However, there is no expectation by management that the relief will be sufficient to restore the economic viability the industry needs.

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

The Company will attempt to maximize the revenues available to it from governmental sources within the changes that have occurred and will continue to occur under the BBA. In addition, the Company will attempt to increase revenues from non-governmental sources, including expansion of its assisted living and Canadian operations to the extent capital is available to do so, if at all. However, current levels of or further reductions in government spending for long-term health care are expected to continue to have an adverse effect on the operating results and cash flows of the Company.

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

Effective October 1, 1997, the Company completed its most significant acquisition, 29 assisted living facilities from Pierce Management Group ("Pierce"). In the Pierce acquisition, the Company purchased 15 facilities (including two non-operating facilities) and leased 14 others. The Company holds the option to purchase 12 of the leased facilities for market value beginning at the fifth anniversary. With the Pierce acquisition, the Company, which has long been involved in the provision of assisted living services in its Canadian operations, established a foundation from which it hopes to expand its presence in the growing assisted living market in the United States.

The following table summarizes the Company's acquisitions for 1997 through 1999:

                                 Facilities Added
                              -----------------------          Beds/Units
                              Purchase          Lease            Added
                              --------          -----            -----
        1999                     0                 3               324
        1998                     0                 0                 0
        1997                    15                15             2,344



These facilities are hereafter referred to collectively or in part as the "New Facilities." The contribution of the New Facilities to selected components of operations is noted separately where such contribution is significant within their first year of operations.

NON-RECURRING CHARGES

In the third quarter of 1999, the Company recorded non-recurring charges of $500,000. In addition, during the second and fourth quarters of 1998, the Company recorded various non-recurring charges totaling $5.9 million. Summarized information with respect to each non-recurring charge is presented below:

                                                     1999             1998
                                                 -----------      -----------
     Impaired Assets ......................      $   500,000      $ 2,858,000
     MIS Conversion .......................              -0-        1,166,000
     Legal and Contractual Settlements ....              -0-        1,276,000
     Termination of Proposed Financing
         and Acquisition Transactions .....              -0-          559,000
                                                 -----------      -----------
                                                 $   500,000      $ 5,859,000
                                                 ===========      ===========


During the third quarter of 1999, the Company recorded a charge of $500,000 for the estimated impairment of the Company's investment in TDLP. The Company is obligated to support TDLP cash flow to defined levels through August 2001. The $500,000 charge represents management's estimate of additional future cash flow obligations beyond that which had been provided for in prior evaluations. During the fourth quarter of 1998, the Company recorded a charge of $2.5 million for the estimated impairment of the Company's investment in TDLP. Approximately $1.3 million of this charge represented a valuation allowance against advances made in 1998 in excess of the estimated fair value of the Company's investment, while the remaining $1.2 million represented management's estimate of additional future required cash flow obligations. In addition, in the fourth quarter of 1998, management identified two locations for which leases will not be renewed and wrote off the impairment of certain long-lived assets with respect to these locations ($358,000).

During 1998, in connection with its decision to convert all management information systems with respect to the Company's U.S. nursing homes, the Company abandoned much of its existing software and eliminated much of its regional infrastructure in favor of a more centralized accounting organization. The related $1.2 million charge in 1998 represents the write-off of capitalized software costs, costs associated with the closing of certain regional offices and severance packages of affected personnel.

During 1998, the Company recorded costs related to certain legal matters and contractual disputes that were settled, resulting in total charges of $1.3 million.

During 1998, the Company also wrote off costs associated with terminated prospective financing and acquisition transactions.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

REVENUES. Net revenues decreased to $182.0 million in 1999 from $205.2 million in 1998, a decrease of $23.2 million, or 11.3%. Resident revenues increased to $37.9 million in 1999 from $34.8 million in 1998, an increase of $3.1 million, or 8.9%. The increase in resident revenues is primarily attributable to three facilities the Company began operating late in the second quarter of 1999. Patient revenues decreased to $141.0 million in 1999 from $166.5 million in 1998, a decrease of $22.5 million, or 15.3%. This decrease in patient revenues is due primarily to the Medicare reimbursement changes brought about by the implementation of PPS and various other BBA initiatives. In addition, effective April 1, 1999, the Company ceased operating a facility it had previously leased; this facility provided $4.7 million in comparable revenues that were not repeated in 1999. Overall occupancy for leased/owned facilities declined from 81.6% in 1998 to 77.0% in 1999, which was primarily due to occupancy declines in the nursing home segment. There was a 3.3% decline in patient and resident days. A decline of approximately 102,000 patient days was partially offset by an approximately 23,000 increase in resident days. The terminated lease accounted for approximately 37,000 of the decline in patient days. As to payor types, there were declines of approximately 51,000, 28,000 and 23,000 days for Medicaid, Medicare and private pay patients, respectively, representing percentage declines of 4.3%, 25.1% and 9.2%, respectively. As a percent of patient and resident revenues, revenues generated from the Medicare program decreased to16.9% in 1999 from 22.1% in 1998 while Medicaid and similar programs increased to 70.0% in 1999 from 58.8% in 1998.

Patient revenues also declined in 1999 compared to 1998 due to the recording of negative revenue adjustments resulting from reimbursement issues with several states. Two of the Company's Alabama facilities were decertified for a portion of 1997. As a result of the decertifications, the state retroactively recouped incentives that had previously been paid to these facilities with respect to 1996 and 1997. Although the Company believes that its efforts seeking restitution through the judicial system may ultimately prove successful, since such success is not assured, the incentive revenue was reversed in 1999. Additionally, certain patient claims by the Company's West Virginia facilities were denied in prior years by the third party intermediary. The Company has exhausted efforts to obtain approval for the claims and reversed these revenues during 1999. Finally, the Arkansas Medicaid system refused to pay to all nursing home operators a rate increase that had been both communicated to the Company and provided for in the state budget that would have covered a portion of both 1998 and 1999. Although the Company is not party to the action, litigation is being pursued seeking to force the payment of the budgeted increase. Because the prospects for collection are doubtful, the Company reversed this revenue that had been recognized over the last half of 1998 and the first half of 1999. Taken together, these reimbursement issues, along with miscellaneous other matters, accounted for approximately $2.0 million of the decline in patient revenues.

Ancillary service revenues, prior to contractual allowances, decreased to $23.0 million in 1999 from $58.0 million in 1998, a decrease of $35.0 million, or 60.3%. The decrease is primarily attributable to reductions in revenue availability under Medicare and is consistent with the Company's expectations. Although the $1,500 per patient annual ceiling has now been lifted for a two year period on physical, speech and occupational therapy services, the impact of this relief is not expected to be sufficient to offset the substantial losses that have been incurred by the Company and the long-term care industry from the provision of therapy services. The Company anticipates that ancillary service revenues will remain flat or trend up only marginally during the next 12 months. The ultimate effect on the Company's operations cannot be predicted at this time because the extent and composition of the ancillary cost limitations are subject to change.

Management fee revenues declined to $2.9 million in 1999 from $3.6 million in 1998, a decline of $695,000, or 19.2%. The decrease is substantially due to reductions in management fees earned on four United States facilities due to the failure to achieve required operational thresholds.

OPERATING EXPENSES. Operating expenses decreased to $152.6 million in 1999 from $164.8 million in 1998, a decrease of $12.2 million, or 7.4%. The decrease is primarily attributable to cost reductions implemented in response to the Medicare reimbursement changes (that is, reduced provision of therapy services and in the costs to provide them). Several significant expense increases, however, combined to offset the general decrease. The provision for doubtful accounts was $7.0 million in 1999 as compared with $2.4 million in 1998, an increase of $4.6 million. The increase in the provision for doubtful accounts in 1999 was the result of additional deterioration of past due amounts, increased write-offs for denied claims and additional reserves for potential uncollectible accounts receivable. The Company is self-insured for workers' compensation claims prior to May 1997. In connection therewith, the Company recognized a charge of $650,000 in 1999 to provide for the expected costs on claims related to this period that remain open. The expected costs have grown as the open cases continued to adversely develop in 1999. The Company also recognized a charge of $493,000 in 1999 to provide additional reserves for the self-insured portion of patient liability claims incurred prior to 1998, which claims have developed adversely in 1999 compared to previous evaluations. Finally, it is generally recognized that the regulatory environment in which nursing homes operate has become more restrictive. In 1999, the Company incurred approximately $400,000 in fines and penalties compared to $50,000 in the 1998 period. The largest component of operating expense is wages, which increased to $80.4 million in 1999 from $76.5 million in 1998, an increase of $3.9 million, or 5.0%. Savings from staff reductions in response to census declines have been offset by increases related to the provision of rehabilitation therapy as well as increased wage levels due to tight labor markets in most of the areas in which the Company operates in the United States. The Company's wage increases are generally in line with inflation. Approximately $4.1 million in operating expenses were not repeated in 1999 with respect to the facility whose lease terminated in 1999. As a percent of patient and resident revenues, operating expenses increased to 85.3% in 1999 from 81.8% in 1998.

LEASE EXPENSE. Lease expense increased to $20.4 million in 1999 from $19.1 million in 1998, an increase of $1.3 million, or 6.6%. Of this increase, $494,000, or 2.6% is attributable to the three New Facilities. The increase was offset by $345,000 not repeated in 1999 due to the facility whose lease term expired April 1, 1999. Adjustments in the majority of the Company's lease agreements are generally tied to inflation.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expense increased to $11.8 million in 1999 from $11.0 million in 1998, an increase of $784,000, or 7.1%. As a percent of total net revenues, general and administrative expense increased to 6.5% in 1999 compared with 5.3% in 1998. The 1999 period includes a provision for $275,000 of severance benefits for the former Chief Financial Officer of the Company.

INTEREST EXPENSE. Interest expense remained constant at $5.4 million during 1999 and 1998.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased to $5.1 million in 1999 from $3.8 million in 1998, an increase of $1.3 million, or 34.2%. The increase is primarily attributable to additional depreciable property placed in service during 1999 and 1998.

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

INCOME (LOSS) BEFORE INCOME TAXES; NET INCOME (LOSS); EARNINGS (LOSS) PER SHARE. As a result of the above, the loss before income taxes and the cumulative effect of the change in accounting principle was $13.8 million in 1999 as compared with a loss of $4.8 million in 1998, a decrease of $9.0 million. The net loss after taxes and the cumulative effect of the change in accounting principle was $21.7 million in 1999 as compared with a net loss of $3.1 million in 1998, a decrease of $18.6 million. Excluding the effects of the increases and decreases discussed previously, the increased net loss in 1999 is also the result of a $7.6 million tax provision in 1999 compared to a $1.7 million tax benefit in 1998. The 1999 tax provision is the result of a $12.8 million increase in the Company's valuation allowance against the Company's deferred tax assets due to the uncertainty surrounding the realization of the future benefits of those deferred tax assets. Basic and diluted earnings per share were each a loss of $3.98 in 1999 as compared with each being a loss of $.57 for each in 1998.


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

OPERATING EXPENSE. Operating expense increased to $164.8 million in 1998 from $146.6 million in 1997, an increase of $18.2 million, or 12.4%. Of this increase, $12.3 million is attributable to the New Facilities. As a percent of patient and resident revenues, operating expense decreased to 81.8% in 1998 from 82.2% in 1997. As a percent of patient and resident revenues, operating expense of the New Facilities was 71.6%. Most of the New Facilities are assisted living locations, which typically have lower operating costs than do nursing homes. With respect to facilities operated at least one year, the operating expense percentage was 84.0%. The Company's operating costs relative to revenues with respect to nursing homes has increased as occupancy has declined and certain costs have increased in response to regulatory issues. The largest component of operating expense is wages, which increased to $76.5 million in 1998 from $67.2 million in 1997, an increase of $9.3 million, or 13.8%. Of this increase, $7.5 million is attributable to the New Facilities. Wages with respect to facilities in operation for at least one year increased $1.8 million, or 2.6%. The Company's wage increases are generally in line with inflation. With respect to nursing home operations, general insurance expense increased to $6.3 million in 1998 from $3.9 million in 1997, an increase of $2.4 million, or 60.0%. In 1998, general insurance expense included a fourth quarter charge of $928,000, based on development of claims, to increase the reserve for expected payments under the Company's large deductible program. Bad debt expense increased to $2.4 million in 1998 from $2.0 million in 1997, an increase of $361,000, or 17.9%. The 1998 expense included a charge of $875,000 to increase the allowance for bad debts based on analysis completed in the fourth quarter.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company had negative working capital of $56.7 million and the current ratio was 0.2, compared with negative working capital of $16.2 million and a current ratio of 0.7 at December 31, 1998. The increase in negative working capital as of December 31, 1999 results primarily from the increase in the Company's current maturities of long-term debt. The Company cannot assure that internally generated cash flows from earnings and existing cash balances will be sufficient to fund existing debt obligations or future capital and working capital requirements during 2000. The increase in current maturities is due to the Company's non-compliance with debt covenants in various debt agreements, including net worth, cash flow and debt-to-equity ratio requirements. Cross-default or material adverse change provisions contained in the agreements allow the holders of substantially all of the Company's debt to demand immediate repayment. The Company has not obtained waivers of the non-compliance. Based on regularly scheduled debt service requirements, the Company has a total of $27,195,000 of debt that must be repaid or refinanced within the next 12 months. However, as a result of the covenant noncompliance and other cross-default provisions, the Company has classified a total of $53,098,000 of debt as current liabilities as of December 31, 1999. The Company would not be able to repay this portion of its indebtedness if the applicable lenders demanded repayment.

At December 31, 1999, the Company had total debt outstanding of $60,925,000, of which $34,950,000 was principally mortgage debt, bearing interest generally at floating rates ranging from 6.3% to 8.6%. The Company also had outstanding a promissory note payable to a bank in the amount of $9,412,000 and a reducing demand loan to a Canadian bank in the amount of $1,038,000. The Company's remaining debt of $15,524,000 was drawn under the Company's lines of credit, consisting of a working capital line of credit and an acquisition line of credit. Most of the Company's debt is at floating interest rates, generally at a spread above the London Interbank Offered Rate ("LIBOR"). As of December 31, 1999, the Company's weighted average interest rate was 9.1%.

The $9,412,000 Promissory Note originally had a maturity date of July 1, 1999. During 1999, the Company and its lenders agreed to modify the terms of the promissory note by extending the stated maturity date to February 28, 2000, increasing the interest rate to 12.0% fixed and providing certain security interests to the lenders.

As of December 31, 1999, the Company had drawn $924,000, had $5,537,000 of letters of credit outstanding, and had $1,939,000 remaining borrowing capability under its working capital line of credit. The working capital line of credit matured December 1, 1999, but was not called, and it carries a current extended maturity date of February 28, 2000.

Since early 1998, the Company's bank lender has provided additional line of credit availability (the "Overline"). Availability under the Overline began at $1,250,000 and was increased over time to its maximum level of $4,000,000. Subsequently, the availability was reduced to its existing outstanding balance of $3,500,000. Since April 14, 1999, the Overline has carried interest at 14.0% but was otherwise subject to the same terms and conditions as the Company's working capital line of credit. Maturity of the Overline had been scheduled for July 1, 1999. However, coincident with the changes with respect to the $9,412,000 promissory note, the lender agreed to revised terms with respect to the Overline. These revisions, including availability reduction, extended the maturity date to February 28, 2000.

The promissory note, the working capital line of credit and the Overline are each held by the same lender. Each of these loans matured February 28, 2000. The Company is currently negotiating modifications to the status of these loans with the lender.

As of December 31, 1999, the Company had $11,100,000 outstanding under an acquisition line of credit, which amount was secured by four nursing homes. No further draws are available under the acquisition line of credit. Amounts outstanding under the acquisition line of credit had a scheduled maturity date of December 1, 1999. However, the lender has extended the maturity date to April 30, 2000.

         Of the Company's 63 leased facilities, 30 are covered by a Master Lease and other leases with Omega Healthcare Investors, Inc. ("Omega"). Under the terms of the Master Lease, the Company must comply with certain covenants based on total shareholders' equity of the Company as defined. The Company was not in compliance with these covenants as of December 31, 1999. As a result of the non-compliance, Omega has the right to terminate all of its leases with the Company and seek recovery of any related financial losses, as well as other miscellaneous remedies. The Company has not obtained waivers of the non-compliance. The Company and Omega are currently in negotiations with respect to modification of the existing lease agreements.

         No assurance can be given that the Company will achieve profitable operations in the near term. There can be no assurance that the Company can increase growth in net revenues. The Company cannot assure that internally generated cash flows from earnings and existing cash balances will be sufficient to fund existing debt obligations on future capital and working capital requirements through fiscal year 2000.

The Company is currently discussing potential restructuring, modification and refinancing alternatives with its lenders, primary lessor and potential investors. If the Company's lenders force immediate repayment, the Company would not be able to repay the related debt outstanding. The Company is unable to predict if it will be successful in reducing operating losses, in negotiating waivers, amendments, or refinancings of outstanding debt or lease commitments, or that the Company will be able to meet any amended financial covenants in the future. Any demands for repayment by lenders or the inability to obtain waivers or refinance the related debt would have a material adverse impact on the financial position, results of operations and cash flows of the Company. If the Company is unable to generate sufficient cash flow from its operations or successfully negotiate debt or lease amendments, it will explore a variety of other options, including but not limited to equity financing from outside investors, asset dispositions or relief under the United States Bankruptcy code.

Net cash provided by operating activities totaled $9.2 million, $4.1 million and $5.3 million in 1999, 1998 and 1997, respectively. These amounts primarily represent the cash flows from net income plus changes in non-cash components of operations offset by working capital changes, particularly, increases in receivables.

Net cash used in investing activities totaled $5.1 million, $8.1 million and $39.9 million in 1999, 1998 and 1997, respectively. The Company has used between $2.7 million and $5.2 million for capital expenditures in each of the last three calendar years ending December 31, 1998. Substantially all such expenditures were for facility improvements and equipment, which were financed principally through working capital. The 1998 additions were higher principally due to the Company's conversion of its management information systems. For the year ended December 31, 2000, the Company anticipates that capital expenditures for improvements and equipment for its existing facility operations will be approximately $3.2 million, including approximately $800,000 million for non-routine projects. There were no purchase acquisitions completed in 1999 or 1998. In 1997, the Company purchased 17 facilities for net cash consideration of $36.2 million. In 1999 and 1998, the Company invested in or advanced funds to joint ventures in the amount of $576,000 and $2.1 million, respectively. In general, the Company has been appointed as manager of the joint venture properties.

Net cash provided by (used in) financing activities totaled $(4.6) million, $3.7 million and $35.4 million in 1999, 1998 and 1997, respectively. The net cash provided from financing activities primarily represents net proceeds from the issuance and repayment of debt.

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

Net accounts receivable attributable to the provision of patient and resident services at December 31, 1999 and 1998, totaled $15.8 million and $28.3 million, respectively, representing approximately 31 and 53 days in accounts receivable, respectively. Accounts receivable from the provision of management services was $412,000 and $387,000, respectively, at December 31, 1999 and 1998, representing approximately 42 and 39 days in accounts receivable, respectively. The allowance for bad debts was $5.0 million and $2.6 million at December 31, 1999 and 1998, respectively.

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

During 1997 and 1998, the Company experienced certain adverse regulatory issues with respect to certain facilities, including decertifications from the Medicare and Medicaid programs. Although the Company did not experience any facility decertifications during 1999, the Company did experience the increased regulatory scrutiny that has been exerted on the industry in the form of increased fines and penalties.

FOREIGN CURRENCY TRANSLATION

The Company has obtained its financing primarily in U.S. dollars; however, it incurs revenues and expenses in Canadian dollars with respect to Canadian management activities and operations of the Company's eight Canadian retirement centers (three of which are owned) and two owned Canadian nursing homes. Although not material to the Company as a whole, if the currency exchange rate fluctuates, the Company may experience currency translation gains and losses with respect to the operations of these activities and the capital resources dedicated to their support. While such currency exchange rate fluctuations have not been material to the Company in the past, there can be no assurance that the Company will not be adversely affected by shifts in the currency exchange rates in the future.

EXECUTIVE MANAGEMENT CHANGES

Effective June 30, 1999, Mary Margaret Hamlett resigned as Executive Vice President, Chief Financial Officer and Secretary of the Company. Mr. Richard B. Vacek, Jr. replaced Ms. Hamlett in those capacities effective August 16, 1999. Ms. Hamlett also resigned as a Director of the Company coincident with her resignation as an employee of the Company. Effective January 28, 2000, Mr. Vacek resigned his position with the Company. Mr. James F. Mills, Jr., Vice President and Controller, replaced Mr. Vacek as Secretary and Acting Chief Financial Officer.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137, "Deferral of the Effective Date of SFAS 133", is effective for fiscal quarters beginning after June 15, 2000. The impact of the adoption of SFAS No. 133 is not expected to have a material impact on the Company's results of operations or financial position.

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

Although the Company experienced no catastrophic interruptions in its business in the changeover to the year 2000, it remains on alert for potential Y2K problems. To date, no problems have been noted with any of the Company's vendors. The greatest potential risk that remains is a delay in the liquidation of receivables from ntermediaries or other payors for services provided to patients and residents. Such delays are not expected, but they could yet occur.

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

FORWARD-LOOKING STATEMENTS

The foregoing discussion and analysis provides information deemed by management to be relevant to an assessment and understanding of the Company's consolidated results of operations and its financial condition. It should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Certain statements made by or on behalf of the Company, including those contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties including, but not limited to, changes in governmental reimbursement or regulation, health care reforms, the increased cost of borrowing under the Company's credit agreements, covenant waivers from the Company's lenders, possible amendments to the Company's credit agreements, the impact of future licensing surveys, the ability to execute on the Company's acquisition program, both in obtaining suitable acquisitions and financing therefor, changing economic conditions as well as others. Investors also should refer to the risks identified in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as risks identified in the Company's Form 10-K for the year ended December 31, 1998 for a discussion of various risk factors of the Company and that are inherent in the healthcare industry. Given these risks and uncertainties, the Company can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, cautions investors not to place undue reliance on them. Actual results may differ materially from those described in such forward looking statements. Such cautionary statements identify important factors that could cause the Company's actual results to materially differ from those projected in forward-looking statements. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited financial statements are contained on pages F-1 through F-33 of this Annual Report on Form 10-K and are incorporated herein by reference. Audited supplemental schedule data is contained on pages S-1 and S-2 of this Annual Report on Form 10-K and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors and Executive Officers of the Company is incorporated herein by reference to the Company's definitive proxy materials for the Company's 2000 Annual Meeting of Shareholders.


ITEM 11.  EXECUTIVE COMPENSATION

Information concerning Executive Compensation is incorporated herein by reference to the Company's definitive proxy materials for the Company's 2000 Annual Meeting of Shareholders.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the Company's definitive proxy materials for the Company's 2000 Annual Meeting of Shareholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning Certain Relationships and Related Transactions is incorporated herein by reference to the Company's definitive proxy materials for the Company's 2000 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Financial statements and schedules of the Company and its subsidiaries required to be included in Part II, Item 8 are listed below.


                                                                                                              Form 10-K
                                                                                                                Pages
                                                                                                              ---------
FINANCIAL STATEMENTS

         Report of Independent Public Accountants                                                                 F-1

         Consolidated Balance Sheets, December 31, 1999 and 1998                                                  F-2

         Consolidated Statements of Operations for the Years Ended December 31, 1999,
             1998 and 1997                                                                                        F-3

         Consolidated Statements of Shareholders' Equity for the Years Ended
            December 31, 1999, 1998 and 1997                                                                      F-4

         Consolidated Statements of Comprehensive Income for the Years Ended
            December 31, 1999, 1998 and 1997                                                                      F-5

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1999,
             1998 and 1997                                                                                     F-6 to F-7

         Notes to Consolidated Financial Statements, December 31, 1999,
             1998 and 1997                                                                                     F-8 to F-33


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

ADVOCAT INC.


 /s/ Charles W. Birkett, M.D.
--------------------------------
Charles W. Birkett, M.D., Chairman of the Board
March 30, 2000


 /s/ James F. Mills, Jr.
--------------------------------
James F. Mills, Jr.
Vice President and Controller, Acting Chief Financial Officer
(Principal Financial and Accounting Officer)
March 30, 2000



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Charles W. Birkett, M.D.                  /s/ William C. O'Neil
--------------------------------              --------------------------------
Charles W. Birkett, M.D.                      William C. O'Neil
Chairman of the Board                         Director
(Principal Executive Officer)                 March 30, 2000
March 30, 2000



/s/ Paul Richardson                           /s/ J. Bransford Wallace
--------------------------------              --------------------------------
Paul Richardson                               J. Bransford Wallace
Director                                      Director
March 30, 2000                                March 30, 2000



/s/ Edward G. Nelson
--------------------------------
Edward G. Nelson
Director
March 30, 2000

                          ADVOCAT INC. AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1999 AND 1998

                             TOGETHER WITH REPORT OF

                         INDEPENDENT PUBLIC ACCOUNTANTS

                          INDEX TO FINANCIAL STATEMENTS



Report of Independent Public Accountants                               F-1

Consolidated Balance Sheets                                            F-2

Consolidated Statements of Operations                                  F-3

Consolidated Statements of Shareholders' Equity                        F-4

Consolidated Statements of Comprehensive Income                        F-5

Consolidated Statements of Cash Flows                                  F-6

Notes to Consolidated Financial Statements                             F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Advocat Inc.:

We have audited the accompanying consolidated balance sheets of ADVOCAT INC. (a Delaware Corporation) and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of Advocat Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advocat Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that Advocat Inc. will continue as a going concern. Advocat Inc. has incurred net losses in the years ended December 31, 1999 and 1998 and expects to incur losses in 2000. As discussed in Notes 2 and 9, Advocat Inc. is also not in compliance with certain debt covenants that allow the holders of substantially all of Advocat Inc.'s debt to demand immediate principal repayment. In addition, Advocat, Inc. has limited resources available to meet its operating, capital expenditure and debt service requirements during 2000. As discussed in Notes 2 and 13, Advocat Inc. is also not in compliance with the financial covenants applicable to the lease agreements covering a majority of its United States nursing facilities. These factors raise substantial doubt about Advocat Inc.'s ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                                   ARTHUR ANDERSEN LLP

Nashville, Tennessee
March 28, 2000

                         ADVOCAT INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 1999 AND 1998

                                                       1999                1998
                                                  -------------       -------------
                   ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                      $   1,913,000       $   2,347,000
   Receivables, less allowance for doubtful
     accounts of                                     11,719,000          26,289,000
     $4,958,000 and $2,650,000, respectively
   Income taxes receivable                                   --             800,000
   Inventories                                          754,000           1,102,000
   Prepaid expenses and other assets                    813,000           1,528,000
   Deferred income taxes                                     --           1,719,000
                                                  -------------       -------------
       Total current assets                          15,199,000          33,785,000
                                                  -------------       -------------

PROPERTY AND EQUIPMENT, AT COST                      87,667,000          84,129,000
   Less accumulated depreciation and
     amortization                                   (19,015,000)        (15,548,000)
                                                  -------------       -------------
       Net property and equipment                    68,652,000          68,581,000
                                                  -------------       -------------

OTHER ASSETS:
   Deferred tax benefit                                      --           6,338,000
   Deferred financing and other costs, net              939,000           1,150,000
   Assets held for sale or redevelopment              1,476,000           1,476,000
   Investments in and receivables from joint          8,126,000           7,194,000
     ventures
   Other assets                                       1,793,000           2,770,000
       Total other assets                            12,334,000          18,928,000
                                                  -------------       -------------
                                                  $  96,185,000       $ 121,294,000
                                                  =============       =============





                                                      1999                1998
                                                -------------       -------------
     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt            $  53,098,000       $  30,126,000
   Trade accounts payable                           7,984,000           9,327,000
   Accrued expenses:
     Payroll and employee benefits                  4,001,000           4,920,000
     Interest                                         221,000             857,000
     Current portion of self-insurance
       reserves                                     3,508,000           2,375,000
     Other                                          3,086,000           2,413,000
                                                -------------       -------------
       Total current liabilities                   71,898,000          50,018,000
                                                -------------       -------------

NONCURRENT LIABILITIES:
   Long-term debt, less current portion             7,827,000          33,514,000
   Self-insurance reserves, less current            2,268,000           1,665,000
     portion
   Deferred gains with respect to                   3,047,000           3,293,000
     leases, net
   Other                                            4,878,000           5,243,000
                                                 ------------        ------------
       Total noncurrent liabilities                18,020,000          43,715,000
                                                 ------------        ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, authorized
     1,000,000 shares, $.10 par value,
     none issued and outstanding                           --                  --
   Common stock, authorized 20,000,000
     shares, $.01 par value, 5,492,000 and
     5,399,000 shares issued and
     outstanding, respectively                         55,000              54,000
   Paid-in capital                                 15,907,000          15,765,000
   Retained earnings (accumulated deficit)         (9,695,000)         11,742,000
                                                -------------       -------------
       Total shareholders' equity                   6,267,000          27,561,000
                                                -------------       -------------
                                                $  96,185,000       $ 121,294,000
                                                =============       =============


                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

                          ADVOCAT INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Year Ended December 31,
                                                -----------------------------------------------------
                                                    1999                1998               1997
                                                -------------       -------------       -------------
REVENUES:
    Patient revenues, net                       $ 141,022,000       $ 166,529,000       $ 163,094,000
    Resident revenues                              37,905,000          34,804,000          15,105,000
    Management fees                                 2,932,000           3,627,000           3,886,000
    Interest                                          159,000             192,000             158,000
                                                -------------       -------------       -------------
                                                  182,018,000         205,152,000         182,243,000
                                                -------------       -------------       -------------
EXPENSES:
    Operating                                     152,557,000         164,769,000         146,555,000
    Lease                                          20,375,000          19,109,000          15,850,000
    General and administrative                     11,753,000          10,969,000           9,636,000
    Depreciation and amortization                   5,167,000           3,838,000           2,823,000
    Non-recurring charges                             500,000           5,859,000                  --
    Interest                                        5,460,000           5,425,000           2,672,000
                                                -------------       -------------       -------------
                                                  195,812,000         209,969,000         177,536,000
                                                -------------       -------------       -------------

INCOME (LOSS) BEFORE INCOME TAXES
                                                  (13,794,000)         (4,817,000)          4,707,000

PROVISION (BENEFIT) FOR INCOME TAXES                7,605,000          (1,734,000)          1,694,000
                                                -------------       -------------       -------------

INCOME (LOSS) BEFORE  CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING PRINCIPLE                (21,399,000)         (3,083,000)          3,013,000
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE, NET OF TAX BENEFIT                    (277,000)                 --                  --
                                                -------------       -------------       -------------
NET INCOME (LOSS)                               $ (21,676,000)      $  (3,083,000)      $   3,013,000
                                                =============       =============       =============


EARNINGS (LOSS) PER SHARE:
    Basic                                       $       (3.98)      $        (.57)      $         .56
                                                =============       =============       =============
    Diluted                                     $       (3.98)      $        (.57)      $         .56
                                                =============       =============       =============

WEIGHTED AVERAGE SHARES:
    Basic                                           5,445,000           5,388,000           5,339,000
                                                =============       =============       =============
    Diluted                                         5,445,000           5,388,000           5,373,000
                                                =============       =============       =============




                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         ADVOCAT INC. AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                              Retained
                                                Common Stock                                  Earnings
                                         ---------------------------         Paid-in        Accumulated
                                           Shares           Amount           Capital          (Deficit)           Total
                                         ---------      ------------      ------------      ------------       ------------
BALANCE, DECEMBER 31, 1996               5,316,000      $     53,000      $ 15,083,000      $ 12,212,000       $ 27,348,000

    Issuance of common stock                61,000             1,000           555,000                --            556,000
    Net income                                  --                --                --         3,013,000          3,013,000
    Translation loss, net of tax                --                --                --          (184,000)          (184,000)
                                         ---------      ------------      ------------      ------------       ------------
BALANCE, DECEMBER 31, 1997               5,377,000            54,000        15,638,000        15,041,000         30,733,000

    Issuance of common stock                22,000                --           127,000                --            127,000
    Net income                                  --                --                --        (3,083,000)        (3,083,000)
    Translation loss, net of tax                --                --                --          (216,000)          (216,000)
                                         ---------      ------------      ------------      ------------       ------------
BALANCE, DECEMBER 31, 1998               5,399,000            54,000        15,765,000        11,742,000         27,561,000

    Issuance of common stock                93,000             1,000           142,000                --            143,000
    Net loss                                    --                --                --       (21,676,000)       (21,676,000)
    Translation gain, net of tax                --                --                --           239,000            239,000
                                         ---------      ------------      ------------      ------------       ------------
BALANCE, DECEMBER 31, 1999               5,492,000      $     55,000      $ 15,907,000      $ (9,695,000)      $  6,267,000
                                         =========      ============      ============      ============       ============



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          ADVOCAT INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                                                          Year Ended December 31,
                                                                         --------------------------------------------------------
                                                                              1999                 1998                  1997
                                                                         --------------       --------------       --------------
NET INCOME (LOSS)                                                        $  (21,676,000)      $   (3,083,000)      $    3,013,000

OTHER COMPREHENSIVE INCOME (LOSS):
    Foreign currency translation adjustments                                    374,000             (338,000)            (286,000)
    Income tax benefit (provision)                                             (135,000)             122,000              102,000
                                                                         --------------       --------------       --------------
                                                                                239,000             (216,000)            (184,000)
                                                                         --------------       --------------       --------------

COMPREHENSIVE INCOME (LOSS)                                              $  (21,437,000)      $   (3,299,000)      $    2,829,000
                                                                         ==============       ==============       ==============





                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          ADVOCAT INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Year Ended December 31,
                                                               --------------------------------------------------
                                                                   1999                1998               1997
                                                               ------------       ------------       ------------
OPERATING ACTIVITIES:
    Net income (loss)                                          $(21,676,000)      $ (3,083,000)      $  3,013,000
    Items not involving cash:
       Depreciation and amortization                              5,167,000          3,838,000          2,861,000
       Provision for doubtful accounts                            7,037,000          2,306,000          2,029,000
       Deferred income taxes                                      7,923,000         (1,645,000)         2,131,000
       Equity in (earnings) loss in joint ventures                  177,000            (69,000)           (53,000)
       Amortization of deferred balances                            894,000           (513,000)        (1,022,000)
       Non-recurring charge write-off                                    --          1,630,000                 --
       Asset impairment provision                                   500,000          2,858,000                 --
       Write-off pursuant to change in
          accounting principle                                      433,000                 --                 --

    Changes in other non-cash items, net of acquisitions:
          Receivables, net                                        7,942,000         (4,306,000)        (3,878,000)
          Inventories                                               348,000             (5,000)          (430,000)
          Prepaid expenses and other assets                         729,000           (273,000)          (206,000)
          Trade accounts payable and
            accrued expenses                                       (242,000)         3,367,000            847,000
          Other                                                     (27,000)           (36,000)            12,000
                                                               ------------       ------------       ------------
              Net cash provided by operating activities           9,205,000          4,069,000          5,304,000
                                                               ------------       ------------       ------------

INVESTING ACTIVITIES:
    Acquisitions, net of cash acquired                                   --                 --        (36,151,000)
    Purchases of property and equipment, net                     (4,382,000)        (5,186,000)        (2,710,000)
    Investment in TDLP                                             (160,000)          (632,000)          (655,000)
    Mortgages receivable, net                                       179,000            118,000           (307,000)
    Investments in and advances to joint ventures, net             (576,000)        (2,086,000)            36,000
    Deposits, pre-opening costs and other                          (461,000)          (577,000)          (349,000)
    TDLP partnership distributions                                  345,000            307,000            201,000
                                                               ------------       ------------       ------------
              Net cash used in investing activities              (5,055,000)        (8,056,000)       (39,935,000)
                                                               ------------       ------------       ------------



                                   (continued)

                          ADVOCAT INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (continued)

                                                                       Year Ended December 31,
                                                          --------------------------------------------------
                                                              1999               1998               1997
                                                          ------------       ------------       ------------
FINANCING ACTIVITIES:
    Proceeds from issuance of debt                        $ 26,364,000       $         --       $ 36,129,000
    Repayment of debt obligations                          (25,730,000)          (890,000)          (730,000)
    Financing costs                                           (532,000)          (207,000)          (535,000)
    Net proceeds from repayment of bank line
      of credit                                             (3,689,000)         5,674,000              3,000
    Repayment of bank line of credit                                                   --                 --
    Lessor advances, net                                                               --            442,000
    Proceeds from sale of common stock                         143,000            127,000            556,000
    Advances to TDLP, net                                   (1,305,000)        (1,043,000)          (503,000)
    Increases in lease obligations                             165,000                 --                 --
                                                          ------------       ------------       ------------
          Net cash provided by financing activities         (4,584,000)         3,661,000         35,362,000
                                                          ------------       ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (434,000)          (326,000)           731,000


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               2,347,000          2,673,000          1,942,000
                                                          ------------       ------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $  1,913,000       $  2,347,000       $  2,673,000
                                                          ============       ============       ============

SUPPLEMENTAL INFORMATION:
    Cash payments of interest                             $  6,095,000       $  5,016,000       $  2,526,000
                                                          ============       ============       ============
    Cash payments (refunds) of income taxes, net          $   (981,000)      $    330,000       $    392,000
                                                          ============       ============       ============


NON-CASH TRANSACTIONS:

During 1999, the Company's executive benefit plan was terminated. In connection therewith, the Company distributed net benefit plan deposits and relieved net benefit plan liabilities of $1,124,000. The Company received net benefit plan deposits and earnings and recorded net benefit plan liabilities of $443,000 and $265,000 for 1998 and 1997, respectively.


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                          ADVOCAT INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


  1.  BACKGROUND

      Advocat Inc. (together with its subsidiaries, "Advocat" or the "Company") provides long-term care services to nursing home patients and residents of assisted living facilities in 12 states, primarily in the Southeast, and three Canadian provinces. The Company's facilities provide a range of health care services to their patients and residents. In addition to the nursing, personal care and social services usually provided in long-term care facilities, the Company offers a variety of comprehensive rehabilitation services as well as medical supply and nutritional support services. As of December 31, 1999, the Company operates 119 facilities, consisting of 65 nursing homes with 7,307 licensed beds and 54 assisted living facilities with 5,215 units. Within the current portfolio, 35 facilities are managed on behalf of other owners, 29 on behalf of unrelated owners and 6 in which the Company holds a minority equity interest. The remaining facilities, consisting of 61 leased and 23 owned facilities, are operated for the Company's own account.

      In recent periods, the long-term health care environment has undergone substantial change with regards to reimbursement and other payor sources, compliance regulations, competition among other health care providers and relevant patient liability issues. The Company continually monitors these industry developments as well as other factors that affect its business. See Note 13 for further discussion of recent changes in the long-term health care industry and the related impact on the Operations of the Company.

  2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      CONSOLIDATION

      The financial statements include the operations and accounts of Advocat and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in entities in which the Company lacks control but has the ability to exercise significant influence over operating and financial policies are accounted for under the equity method. Investments in entities in which the Company lacks the ability to exercise significant influence are included in the consolidated financial statements at the cost of the Company's investment.

      BASIS OF ACCOUNTING

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses in the years ended December 31, 1999 and 1998. The Company has a working capital deficit of $56.7 million as of December 31, 1999. The Company expects to continue to incur losses in 2000. Also, the Company has limited resources available to meet its operating, capital expenditure and debt service requirements during 2000. In addition, the Company is currently not in compliance with certain debt covenants that allow the holders of substantially all of the Company's debt to demand immediate principal repayment. Although the Company does not anticipate that such demand will be made, the continued forbearance on the part of the Company's lenders cannot be assured at this time. Accordingly, the Company has classified the related debt principal amounts as current liabilities in the accompanying consolidated financial statements as of December 31, 1999. Given that events of default exist under the Company's working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances. The Company is also not in compliance with the financial covenants applicable to the lease agreements covering a majority of its United States nursing facilities. Under the agreements, the lessor has the right to terminate the lease agreements and seek recovery of any related financial losses as well as other remedies. At a minimum, the Company's cash requirements over the next 12 months include funding operations, capital expenditures, scheduled debt service, and working capital requirements. No assurance can be given that the Company will have sufficient cash to meet its requirements for the next 12 months.

      The Company is currently discussing potential restructuring and refinancing alternatives with its lenders, primary lessor and potential investors. If the Company's lenders force immediate repayment, the Company would not be able to repay the related debt outstanding. The Company is unable to predict if it will be successful in reducing operating losses, in negotiating waivers, amendments, or refinancings of outstanding debt or lease commitments, or if the Company will be able to meet any amended financial covenants in the future. Any demands for repayment by lenders or the inability to obtain waivers or refinance the related debt would have a material adverse impact on the financial position, results of operations and cash flows of the Company. If the Company is unable to generate sufficient cash flow from its operations or successfully negotiate debt or lease amendments, it will explore a variety of other options, including but not limited to other sources of equity or debt financings, asset dispositions, or relief under the United States Bankruptcy code. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

      REVENUES

      PATIENT AND RESIDENT REVENUES - The fees charged by the Company to patients in its nursing homes and residents in its assisted living facilities include fees with respect to individuals receiving benefits under federal and state-funded cost reimbursement programs. These revenues are based on approved rates for each facility that are either based on current costs with retroactive settlements or prospective rates with no cost settlement. Amounts earned under federal and state programs with respect to nursing home patients are subject to review by the third-party payors. Final cost settlements, if any, are recorded when objectively determinable, generally within three years of the close of a reimbursement year depending upon the timing of appeals and third-party settlement reviews or audits. Contractual adjustments for revenues earned from federal and state programs amounted to $20,727,000, $54,618,000 and $38,245,000 for 1999, 1998 and 1997, respectively.

      MANAGEMENT FEES - Under its management agreements, the Company has responsibility for the day-to-day operation and management of each of its managed facilities. The Company typically receives a base management fee ranging generally from 3.5% to 6.0% of net revenues of each managed facility. Other than certain corporate and regional overhead costs, the services provided at the facility are at the facility owner's expense. The facility owner also is obligated to pay for all required capital expenditures. The Company generally is not required to advance funds to the owner. Other than with respect to facilities managed during insolvency or receivership situations, the Company's management fees are generally subordinated to the debt payments of the facilities it manages. In addition, the Company is generally eligible to receive incentives over and above its base management fees based on the profits at these facilities. Approximately 91.0% of 1999 management fee revenues were derived from agreements that expire beginning in 2001 through 2015. The remaining management agreements have remaining lives that expire or are cancelable at various times during 2000.

      LEASE EXPENSE

      The Company operates 61 long-term care facilities under operating leases, including 30 owned by Omega Healthcare Investors, Inc. ("Omega"), 11 owned by Counsel Corporation (together with its affiliates, "Counsel"), 13 owned by members or affiliates of Pierce Management Group ("Pierce") and seven owned by other parties. The Company's operating leases generally require the Company to pay stated rent, subject to increases based on changes in the Consumer Price Index or increases in the net revenues of the leased properties. The Company's leases are "triple-net," requiring the Company to maintain the premises, pay taxes, and pay for all utilities. The Company generally grants its lessor a security interest in the Company's personal property located at the leased facility. The leases generally require the Company to maintain a minimum tangible net worth and prohibit the Company from operating any additional facilities within a certain radius of each leased facility. The Company is generally required to maintain comprehensive insurance covering the facilities it leases as well as personal and real property damage insurance and professional malpractice insurance. The failure to pay rentals within a specified period or to comply with the required operating and financial covenants generally constitutes a default, which default, if uncured, permits the lessor to terminate the lease. The Company's interest in the premises is subordinated to that of the lessor's lenders. See Note 13 for discussion of the Company's non-compliance with the financial covenants applicable to lease agreements covering a majority of its United States nursing facilities.

      CLASSIFICATION OF EXPENSES

      The Company classifies all expenses (except interest, depreciation and amortization, and lease expenses) that are associated with its corporate and regional management support functions as general and administrative expenses. All other expenses (except interest, depreciation and amortization, and lease expenses) that are incurred by the Company at the facility level are classified as operating expenses.

      PROVISION FOR DOUBTFUL ACCOUNTS

      The Company includes provisions for doubtful accounts in operating expenses in its consolidated statements of operations. The provisions for doubtful accounts were $7,037,000, $2,306,000 and $2,030,000 for 1999,
      1998 and 1997, respectively.

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

      The Company utilizes Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." In accordance with SFAS No. 121, the Company evaluates the carrying value of its properties in light of each property's projected cash flows from operations.

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

      Effective January 1, 1999, the Company adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that the cost of start-up activities be expensed as they are incurred. Start-up activities include one-time activities and organization costs. As a result of adoption, the Company recorded a charge to income of $433,000 ($277,000 net of tax), which is reported as the cumulative effect of a change in accounting principle in the accompanying 1999 consolidated statement of operations.

      INCOME TAXES

      The Company utilizes SFAS No. 109, "Accounting for Income Taxes," for the financial reporting of income taxes, which generally requires the Company to record deferred income taxes for the differences between book and tax bases in its assets and liabilities. Income taxes have been provided for all items included in the statements of operations, regardless of the period when such items will be deductible for tax purposes. The principal temporary differences between financial and tax reporting arise from depreciation and from reserves that are not currently deductible, as well as the timing of the recognition of gains on sales of assets. See Note 12 for discussion of the 1999 write-off of deferred tax assets totaling $12,802,000, resulting in a 1999 tax provision of $7,605,000.

      DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short-term nature of these accounts. The carrying amount of the Company's debt approximates fair value because the interest rates approximate the current rates available to the Company and its individual facilities.

      USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as in the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

      FOREIGN OPERATIONS AND TRANSLATION POLICIES

      The results of the Canadian operations have been translated at the respective average rates (for purposes of the consolidated statements of operations) and respective year-end rates (for purposes of the consolidated balance sheets).

      OTHER COMPREHENSIVE INCOME

      The Company has adopted SFAS No. 130, "Reporting on Comprehensive Income," which requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

      Information with respect to the accumulated other comprehensive income balance included in retained earnings is as follows:

        Foreign Currency Translation Unrealized Losses:

                                                   1999            1998            1997
                                                ---------       ---------       ---------
         Beginning balance                      $(412,000)      $(196,000)      $ (12,000)
         Current period change, net of tax        239,000        (216,000)       (184,000)
                                                ---------       ---------       ---------
         Ending balance                         $(173,000)      $(412,000)      $(196,000)
                                                =========       =========       =========

      EARNINGS PER SHARE

      The Company utilizes SFAS No. 128, "Earnings Per Share," for the financial reporting of earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or otherwise resulted in the issuance of common stock that then shared in the earnings of the Company. The effect of the Company's potential dilutive securities (primarily stock options) was anti-dilutive in 1999 and 1998.

      RECLASSIFICATIONS

      Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform with the 1999 presentation.

      NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 137, "Deferral of the Effective Date of SFAS No. 133," is effective for fiscal quarters beginning after June 15, 2000. The impact of the adoptions of SFAS No. 133 is not expected to have a material impact on the Company's results of operations or financial position.


3.    RECEIVABLES

      Accounts receivable, before allowances, consists of the following components:

                                                               December 31,
                                                      ----------------------------
                                                          1999             1998
                                                      -----------      -----------
         Medicare                                     $ 5,800,000      $10,809,000
         Medicaid and other non-federal programs        5,716,000       10,614,000
         Other patient and resident receivables         4,264,000        6,868,000
         Management fees - affiliates                     309,000          354,000
         Management fees                                  103,000           32,000
         Other receivables and advances                   485,000          262,000
                                                      -----------      -----------
                                                      $16,677,000      $28,939,000
                                                      ===========      ===========


      The Company generally provides patient and resident services and manages health care facilities primarily located in the southeastern United States and three provinces in Canada.

      The Company provides credit for a substantial portion of its revenues and continually monitors the credit-worthiness and collectibility from its clients, including proper documentation of third-party coverage.

      The Company is subject to accounting losses from uncollectible receivables in excess of its reserves.

4.    ACQUISITIONS

      Effective October 1, 1997, the Company completed the acquisition or lease of 29 assisted living facilities from Pierce. The Company purchased 15 facilities with 1,093 units and entered into leases on the remaining 14 facilities with 1,209 units. The aggregate purchase price was approximately $34,148,000, which includes related costs of the acquisition. To fund the Pierce acquisition, the Company issued $34,100,000 in new debt. Rather than redevelop certain of the purchased properties as originally planned, the Company has since elected to sell two facilities with 139 units and is evaluating ongoing offers for the properties.

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


5.    SALE/LEASEBACK OF FACILITIES

      Effective August 14, 1992, the Company entered into an agreement with Omega whereby 21 of the Company's facilities were sold to Omega and leased back to the Company under a master lease agreement (the "Master Lease"). In addition, the Company entered into a participating mortgage (the "Participating Mortgage") with Omega on three other facilities. The net gain on the sale/leaseback was deferred in accordance with sale/leaseback accounting. The Company is amortizing the deferred gain over 20 years, which is the initial lease term and the renewal period. The net deferred gain totaled $3,047,000 as of December 31, 1999. Amortization of the deferred gain totaled $246,000 for each of 1999, 1998 and 1997 and is included as a decrease to lease expense in the accompanying consolidated statements of operations.


  6.  SALE OF TEXAS HOMES

      In 1991, the Company sold six of its Texas nursing homes to Texas Diversicare Limited Partnership ("TDLP") for a sales price of approximately $13,137,000. Total consideration for the sale in 1991 included a $7,500,000 wrap mortgage receivable from TDLP and $4,370,000 cash. Underlying the wrap mortgage receivable is a note payable to a bank by the Company of $1,895,000 as of December 31, 1999. The TDLP properties are collateral for this debt.

      Under a repurchase agreement, the Company has agreed to purchase up to 10.0% of the partnership units per year, beginning in January 1997 (up to a maximum of 50.0% of the total partnership units) through January 2001. The purchase of the partnership units is upon demand from the limited partners and the 10.0% maximum per year is not cumulative. The repurchase price is the original cash sales price per unit less certain amounts based on the depreciation from 1991 to the December 31 prior to the date of repurchase. No units were put to the Company for repurchase in January 2000. However, pursuant to its repurchase obligation, the Company has purchased a cumulative total of 22.6% through December 31, 1999. Total consideration for these purchases was

      $1,444,000. Units acquired pursuant to the repurchase agreement do not have voting rights with respect to any matters coming before the limited partners of TDLP.

      As part of the TDLP transaction, the Company has guaranteed certain cash flow requirements of TDLP for a ten-year period through August 2001. As of December 31, 1999, the Company has provided working capital funding and requirements under the cash flow guarantee to TDLP totaling $5,590,000.

      Because of the guaranteed financial requirements to the TDLP partners, the Company is accounting for this transaction under the leasing method of accounting under SFAS No. 66. Under this method, the Company has not recorded a sale of the assets. The cash received from TDLP was recorded as an advance liability, and the wrap mortgage receivable has not been reflected in the financial statements. The advance liability is adjusted throughout the year based on mortgage note payments and advances to or repayments from TDLP. In addition, the Company's consolidated statements of operations will continue to reflect the operations of the facilities until the expiration of the Company's commitments with respect to TDLP.

      The Company continually evaluates the funding contingencies discussed above in relation to its guarantees to TDLP, the balance in the advance liability account, the future wrap mortgage receivable collections, and the estimated fair value of the related nursing homes. The accounting treatment under SFAS No. 66 is applicable as long as the Company's recorded net assets with respect to TDLP are less than the total of the estimated fair value of the Company's investment in TDLP and the Company's interest in the wrap mortgage due from TDLP. Based upon management's evaluation, the Company has recorded a reserve of $3,000,000 for the estimated impairment of the Company's investment in TDLP. Of the total reserve, $500,000 was recognized in 1999 and $2,500,000 in 1998. The reserve has reduced the Company's net assets in TDLP to the estimated amount of cash to ultimately be realized by the Company from its investment in TDLP.

      The consolidated statements of operations include the recognition of income and expenses from the TDLP homes since the sale. During 1999, 1998 and 1997, the consolidated statements of operations include TDLP operating income (loss) before taxes of $(1,739,000), $(287,000) and $123,000, respectively, which have also been reflected as an adjustment of the advance liability account.


  7.  PROPERTY AND EQUIPMENT

      Property and equipment, at cost, consists of the following:

                                                           December 31,
                                                   ----------------------------
                                                       1999             1998
                                                   -----------      -----------
         Land                                      $ 5,172,000      $ 5,098,000
         Buildings and leasehold improvements       61,863,000       59,629,000
         Furniture, fixtures and equipment          20,632,000       19,402,000
                                                   -----------      -----------
                                                   $87,667,000      $84,129,000
                                                   ===========      ===========



      Substantially all of the Company's gross property and equipment is security for debt obligations.

8.    INVESTMENTS IN AND RECEIVABLES FROM JOINT VENTURES

      Investments in and receivables from joint ventures consist of the following:

                                                December 31,
                                        --------------------------
                                            1999            1998
                                        ----------      ----------
         Investments                    $3,567,000      $3,528,000
         Receivables                     4,148,000       3,666,000
         Note receivable                   411,000              --
                                        ----------      ----------
                                        $8,126,000      $7,194,000
                                        ==========      ==========


      The investments consist primarily of investments in joint ventures operating long-term care facilities in Canada and Texas. The investments are accounted for on the equity or cost method, as applicable. Receivables represent management fees receivable from TDLP. The note receivable represents a loan to a joint venture project located in Canada and is secured by a second mortgage on the facility. The note receivable accrues interest at 6% with the entire balance due in 2002.


9.    LONG-TERM DEBT

      Long-term debt consists of the following:

                                                                                                   December 31,
                                                                                         -------------------------------
                                                                                             1999                1998
                                                                                         ------------       ------------
         Mortgages payable to a commercial finance company; secured by 13 assisted living properties; interest payable
             monthly at 2.35% above LIBOR (8.17% at December 31, 1999);
             balloon maturity in July 2002                                               $ 25,080,000       $         --


         Acquisition line of credit payable to a commercial finance company;
             secured by four nursing homes; interest payable monthly at
             2.75% above LIBOR (8.57% at December 31, 1999); balloon
             maturity in April 2000                                                        11,100,000         11,100,000

         Working capital line of credit payable to a bank; secured by certain accounts receivable and substantially all other Company assets;
             interest payable monthly at either 14.00% or 2.50% above LIBOR or the bank's Index rate (at December 31, 1999: $3,500,000 at 14.00% and
             $924,000 at 8.97%, respectively); matured on February 28, 2000;
             negotiations underway with lender                                              4,424,000          8,112,000



                                                                                                   December 31,
                                                                                         -------------------------------
                                                                                             1999                1998
                                                                                         ------------       ------------

         Promissory note payable to a bank secured by secondary
             interests in certain Company assets; interest payable
             monthly at 12.00%; matured on February 28, 2000;
             negotiations underway with lender; reduction refinanced in
             1999 through issuance of mortgages payable                                  $  9,412,000       $ 34,100,000

         Mortgage payable to a bank; secured by the six TDLP nursing homes;
             interest and principal payable monthly, interest at 8.00%;
             balloon maturity in August 2001                                                1,895,000          2,572,000

         Mortgages payable to a Canadian bank; secured by two nursing homes and three assisted living facilities; interest and principal payable monthly; interest ranging from 6.34% to 7.89%; balloon maturities
             December 2004 through October 2007                                             5,421,000          5,201,000

         Reducing demand loan payable to a Canadian bank; secured by pledgable security interest in Canadian operations; principal of approximately
             $17,000 and interest payable monthly; interest at bank prime rate plus
             0.25% (6.50% at December 31, 1999); matures in December 2004                   1,038,000                 --

         Mortgage payable to a bank; secured by one nursing home; interest and principal payable monthly; interest at the lending bank's base rate plus 0.75% (8.50% at December 31, 1999); balloon maturity in August
             2001                                                                           2,396,000          2,393,000

         Mortgages payable to two banks; secured by second interests in the nursing home referred to immediately above;
             interest and principal payable monthly; interest at the lead bank's base rate plus 0.75% (8.50% at December 31, 1999); balloon maturity
             in August 2001                                                                   159,000            162,000
                                                                                         ------------       ------------

                                                                                           60,925,000         63,640,000
         Less current portion                                                             (53,098,000)       (30,126,000)
                                                                                         ------------       ------------
                                                                                         $  7,827,000       $ 33,514,000
                                                                                         ============       ============


      Scheduled principal payments for the Company of long-term debt (assuming no accelerations by the lenders) for the next five years and thereafter beginning January 1, 2000, are as follows:

                 2000                     $27,195,000
                 2001                       4,152,000
                 2002                      24,497,000
                 2003                         129,000
                 2004                       1,181,000
                 Thereafter                 3,771,000
                                          -----------
                                          $60,925,000
                                          ===========

      As of December 31, 1999, the Company's weighted average interest rate was 9.1%.

      Certain of the Company's loan agreements contain various financial covenants, the most restrictive of which relate to net worth, cash flow, debt-to-equity ratio requirements, and limits on the payment of dividends to shareholders. As of December 31, 1999, the Company was not in compliance with the covenants. Cross-default or material adverse change provisions contained in the agreements allow the holders of substantially all of the Company's debt to demand repayment. The Company has not obtained waivers of the non-compliance. Based on regularly scheduled debt service requirements, the Company has a total of $27,195,000 of debt that must be repaid or refinanced within the next 12 months. However, as a result of the covenant noncompliance and other cross-default provisions, the Company has classified a total of $53,098,000 of debt as current liabilities as of December 31, 1999. The Company would not be able to repay this portion of its indebtedness if the applicable lenders demanded repayment. Additionally, the Company does not currently have refinancing or other sources of funds available to service the current maturities in 2000.

      The promissory note payable to a bank had an original indebtedness of $34,100,000. It was used to fund the purchase of the Company's North Carolina assisted living operations, which purchase closed on September 30, 1997. With the application of the net proceeds from new mortgages payable in 1999, the balance of the promissory note was reduced to $9,412,000. Prior to the principal reduction, the promissory note had a maturity date of July 1, 1999, carried interest at LIBOR plus 3.0% and had a restriction against pledging the North Carolina assets as collateral with any other lender. With the reduction in the principal balance, the Company and its lenders agreed to modify the terms of the promissory note by extending the stated maturity date, increasing the interest rate to 12.0% fixed and providing certain security interests to the lenders. The security interests include two non-operating properties in North Carolina and the Company's limited partnership interests in TDLP, and the Company has agreed to apply against the promissory note indebtedness any net proceeds realized from the sale of the collateral comprising the additional security interests. The promissory note matured February 28, 2000, but has not been called due by the lender. The Company and the lender are currently negotiating alterations to the status of the promissory note.

      As of December 31, 1999, the Company had drawn $924,000, had $5,537,000 of letters of credit outstanding, and had $1,929,000 remaining borrowing capability under its working capital line of credit. The interest rate applicable at December 31, 1999, was 8.97%. The working capital line of credit matured December 1, 1999, but was not called, and it carries a current extended maturity date of February 28, 2000. A further extension of the existing agreement or a replacement working capital line of credit is currently being negotiated with the existing bank lender.

      Since early 1998, the Company's bank lender has provided additional line of credit availability (the "Overline"). Availability under the Overline began at $1,250,000 and was increased over time to its maximum level of $4,000,000. Subsequently, the availability was reduced to its existing outstanding balance of $3,500,000. Since April 14, 1999, the Overline has carried interest at 14.0% but was otherwise subject to the same terms and conditions as the Company's working capital line of credit. Maturity of the Overline had been scheduled for July 1, 1999. However, coincident with the changes with respect to the promissory note, the lender agreed to revised terms with respect to the Overline. These revisions extended the maturity date, provided for increased reporting responsibility to the lender, and cooperation, if requested by the lender, in the completion of an audit of the Company's accounts receivable. In addition, the Company has provided, with respect to certain available assets, first and second secured positions in certain assets in favor of the lender. The Overline matured on February 28, 2000, and it is included in the ongoing negotiations between the Company and the lender. Given that events of default under the Company's working capital line of credit, there can be no assurance that the respective lender will continue to provide working capital advances.

      The acquisition line of credit of $40,000,000, less outstanding borrowings, was available to fund approved acquisitions through October 1999. The Company's obligations under the acquisition line are secured by the assets acquired with the draws under the acquisition line. Individual advances made under the acquisition line are due three years from the date of initial funding. No further draws are available under the acquisition line of credit. Amounts outstanding under the acquisition line of credit had a scheduled maturity date of December 1, 1999. However, the lender has extended the maturity date to April 30, 2000. The Company and the lender are negotiating replacement long-term financing.

      In 1999, the Company secured a credit agreement with a bank to support its Canadian operations. The Company obtained a $1,038,000 ($1,500,000 Canadian) loan. This loan is a reducing demand loan with scheduled monthly payments aggregating $208,000 ($300,000 Canadian) annually. The loan agreement includes a second facility for working capital loans up to $692,000 ($1,000,000 Canadian). The Company had no working capital draws outstanding under this facility at December 31, 1999.

      With respect to the promissory note, the working capital line of credit, and the Overline, the Company is currently negotiating with the existing lender to further restructure the terms, including further extension of their maturity dates. The Company expects to repay a portion of this debt through various means such as the sale of certain assets, refinancing mortgage debt, securing additional equity investments, and through cash generated from operations. The Company expects to repay the $1,038,000 reducing demand loan and certain other miscellaneous current maturities of $1,220,000 with cash generated from operations. Management is hopeful that it will be successful in restructuring the Company's debt as described. However, there can be no assurance that the Company's restructuring efforts will be successful.

10.   SHAREHOLDERS' EQUITY AND STOCK PLANS

      SHAREHOLDERS' RIGHTS PLAN

      In 1995, the Company adopted a shareholders' rights plan (the "Plan"). The Plan is designed to protect the Company's shareholders from unfair or coercive takeover tactics. The rights under the Plan were effective for all shareholders of record at the close of business March 20, 1995, and thereafter and exist for a term of ten years. The Plan, as amended December 7, 1998, provides for one right with respect to each share of common stock. Each right entitles the holder to acquire, at a 50.0% discount from the then-current market, $100 worth of common stock of the Company or that of a non-approved acquiring company. The rights may be exercised only upon the occurrence of certain triggering events, including the acquisition of, or a tender offer for, 15.0% or more of the Company's common stock without the Company's prior approval.

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

      In 1994, the Company adopted the 1994 Employee Stock Purchase Plan and reserved 250,000 shares for issuance under the plan. Employees may purchase stock, subject to certain limitations, at 85% of the lower of the closing market price at the beginning or at the end of each plan year. The plan year begins July 1 and ends the following June 30. In July 1999, 1998 and 1997, there were 93,000, 22,000 and 17,000 shares, respectively, issued pursuant to this plan. The fair value of shares sold under the plan was $1.94, $6.87, and $9.50 in 1999, 1998 and 1997, respectively.

      The Company accounts for these plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings
      (loss) per share would have been reduced to the following pro forma amounts:

                                                           Year Ended December 31,
                                            ---------------------------------------------------
                                                 1999              1998                1997
                                            -------------     -------------       -------------
         Net Income (Loss):
             As reported                    $ (21,676,000)    $  (3,083,000)      $   3,013,000
                                            -------------     -------------       -------------
             Pro forma                      $  22,705,000     $  (3,541,000)      $   2,813,000
                                            -------------     -------------       -------------

         Basic Earnings (Loss) Per Share:
             As reported                    $       (3.98)    $        (.57)      $         .56
                                            -------------     -------------       -------------
             Pro forma                      $       (4.17)    $        (.66)      $         .53
                                            -------------     -------------       -------------

         Diluted Earnings (Loss) Per Share:
             As reported                    $       (3.98)    $        (.57)      $         .56
                                            -------------     -------------       -------------
             Pro forma                      $       (4.17)    $        (.66)      $         .52
                                            -------------     -------------       -------------



      Because the provisions of SFAS No. 123 have not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

      Summarized activity of the stock option plans is presented below:

                                                    Shares
                                           -----------------------
                                              Key                       Weighted
                                           Personnel       Director      Average
                                             Plan           Plan      Exercise Price
                                           ---------       --------   --------------
         Outstanding,
            December 31, 1996               511,000        116,000       $   9.71
                Issued                       39,000         21,000           9.88
                Exercised                   (44,000)            --           9.67
                Expired or canceled         (22,000)       (26,000)         10.19
                                            -------        -------       --------

         Outstanding,
            December 31, 1997               484,000        111,000           9.69
                Issued                      196,000          6,000           9.76
                Expired or canceled         (33,000)            --           9.81
                                            -------        -------       --------

         Outstanding,
            December 31, 1998               647,000        117,000           9.71
                Issued                      210,000          5,000           1.78
                Expired or canceled         (16,000)            --           9.56
                                            -------        -------       --------

         Outstanding,
                December 31, 1999           841,000        122,000       $   7.94
                                            =======        =======       ========

         Vested, December 31, 1999          640,000        117,000       $   8.94
                                            =======        =======       ========

         Available for future grants,
            December 31, 1999               163,000         58,000
                                            =======        =======



      The outstanding options have exercise prices ranging from $0.15 to $13.13 and have a weighted average remaining life of 5.1 years. The weighted average fair value of options granted was $1.78, $4.62 and $4.20 in 1999, 1998 and 1997, respectively.

      The fair value of each option is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used for the 1999, 1998, and 1997 grants: risk free interest rates ranging from 5.9% to 6.5% for 1999, 5.0% to 5.7% for 1998 and from 5.7% to 6.2% for 1997; no expected dividend yield for each of the years; expected lives of five years for each of the years; and, expected volatility of 118.2% for 1999, 44.4% for 1998 and 7.2% for 1997.

      PREFERRED STOCK

      The Company is authorized to issue up to 1,000,000 shares of preferred stock. The Company's Board of Directors is authorized to establish the terms and rights of each series, including the voting powers, designations, preferences, and other special rights, qualifications, limitations, or restrictions thereof.


11.   EARNINGS (LOSS) PER SHARE

      Information with respect to the calculation of basic and diluted (loss) earnings per share data is presented below:

                                                      Net                                Earnings
                                                     Income                              (Loss)
                                                     (Loss)            Shares           Per Share
                                                  -------------      ------------      ------------
         Year ended December 31, 1999:
            Basic earnings (loss) per share       $(21,676,000)         5,445,000      $      (3.98)
                                                                                       ============
                Employee stock purchase plan                --                 --
                Options                                     --                 --
                                                  ------------       ------------
            Diluted earnings (loss) per share     $(21,676,000)         5,445,000      $      (3.98)
                                                  ============       ============      ============

         Year ended December 31, 1998:
            Basic earnings (loss) per share       $ (3,083,000)         5,388,000      $       (.57)
                                                                                       ============
                Employee stock purchase plan                --                 --
                Options                                     --                 --
                                                  ------------       ------------
            Diluted earnings (loss) per share     $ (3,083,000)         5,388,000      $       (.57)
                                                  ============       ============      ============

         Year ended December 31, 1997:
            Basic earnings (loss) per share       $  3,013,000          5,339,000      $        .56
                                                                                       ============
                Employee stock purchase plan                --              9,000
                Options                                     --             25,000
                                                  ------------       ------------
            Diluted earnings (loss) per share     $  3,013,000          5,373,000      $        .56
                                                  ============       ============      ============


      For each period presented, the Company had options outstanding at prices in excess of the average market price of the Company's common stock. Such options were excluded from the computation because to include them would have been antidilutive. In addition, in years in which the Company reported a net loss, options that would have otherwise qualified for inclusion, were excluded from the computation of earnings per share because of anti-dilution.


12.   INCOME TAXES

      The provision (benefit) for income tax is composed of the following components:

                                                                Year Ended December 31,
                                                  --------------------------------------------------
                                                      1999               1998                1997
                                                  ------------       ------------       ------------
         Current payable (benefit):
            Federal                               $   (528,000)      $   (557,000)      $   (823,000)
            State and province                          76,000            488,000            386,000
                                                  ------------       ------------       ------------
                                                      (452,000)           (89,000)          (437,000)
                                                  ------------       ------------       ------------

         Deferred taxes:
            Federal                                  5,952,000         (1,405,000)         1,941,000
            State and province                       2,105,000           (240,000)           190,000
                                                  ------------       ------------       ------------
                                                     8,057,000         (1,645,000)         2,131,000
                                                  ------------       ------------       ------------
         Provision (benefit) for income taxes     $  7,605,000       $ (1,734,000)      $  1,694,000
                                                  ============       ============       ============


      A reconciliation of taxes computed at statutory income tax rates is as follows:


                                                               Year Ended December 31,
                                                  --------------------------------------------------
                                                      1999               1998               1997
                                                  ------------       ------------       ------------
         Provision (benefit) for federal
           income taxes at statutory
           rates                                  $ (4,837,000)      $ (1,638,000)      $  1,600,000
         Provision (benefit) for state
           and province income taxes at
           statutory rates                            (569,000)          (193,000)           118,000
         Increase in valuation
           allowance                                12,802,000                 --                 --
         Other                                         209,000             97,000            (24,000)
                                                  ------------       ------------       ------------
         Provision (benefit) for income taxes     $  7,605,000       $ (1,734,000)      $  1,694,000
                                                  ============       ============       ============


      The net deferred tax assets and liabilities, at the respective income tax rates are as follows:

                                                                    December 31,
                                                            -------------------------------
                                                                 1999              1998
                                                            ------------       ------------
         Current deferred asset:
            Accrued liabilities                             $  2,641,000       $  1,719,000
            Less valuation allowance                          (2,641,000)                --
                                                            ------------       ------------
                Current deferred asset                      $         --       $  1,719,000
                                                            ============       ============
         Non-current deferred asset:
            Net operating loss                              $  6,460,000       $  1,222,000
            Tax gain on sale transactions in excess of
                recognized financial reporting gain            1,114,000          1,043,000
            Tax goodwill and intangibles                       7,918,000          9,170,000
            Impairment of TDLP net assets                      1,140,000            950,000
            Other                                                     --            323,000
                                                            ------------       ------------
                                                              16,632,000         12,708,000
            Less valuation allowance                         (15,661,000)        (5,500,000)
                                                            ------------       ------------
                                                                 971,000          7,208,000
                                                            ------------       ------------

         Non-current deferred liability:
            Deferred costs                                            --           (136,000)
                                                            ------------       ------------
            Depreciation                                        (971,000)          (734,000)
                                                            ------------       ------------
                                                                (971,000)          (870,000)
                                                            ------------       ------------
                Net non-current deferred asset              $         --       $  6,338,000
                                                            ============       ============



      Due to the uncertainty surrounding the realization of the future benefits of the deferred tax assets, the Company increased the valuation allowance by $12,802,000 during 1999. As a result, all deferred tax assets are fully reserved as of December 31, 1999.


13.   COMMITMENTS AND CONTINGENCIES

      LEASE COMMITMENTS

      The Company is committed under long-term operating leases with various expiration dates and varying renewal options. Minimum annual rentals (exclusive of taxes, insurance, and maintenance costs) under these leases for the next five years beginning January 1, 2000, are as follows:

               2000                       $ 21,516,000
               2001                         22,063,000
               2002                         22,575,000
               2003                         22,942,000
               2004                         22,431,000
               Thereafter                  217,355,000
                                          ------------
                                          $328,882,000
                                          ============

      Under lease agreements with Omega, Counsel, Pierce and others, the Company's lease payments are subject to periodic annual escalations as described in Note 2. Total lease expense was $20,375,000, $19,109,000 and $15,850,000, for 1999, 1998 and 1997, respectively.

      OMEGA LEASES

      The Company's Master Lease with Omega covering 21 facilities provides for an initial term of ten years through August 2002 and allows the Company one ten-year renewal option. The Company issued a letter of credit in the amount of $3,800,000 in favor of Omega as security for its obligations under the Master Lease. First mortgage revenue bonds of $4,370,000 were assumed by Omega as of August 14, 1992. The Company remains secondarily liable for the debt service through maturity of these bonds. Omega has indemnified the Company for any losses suffered by the Company as a result of a default by Omega on the bonds. Omega has represented to the Company that the debt service on the bonds was current as of December 31, 1999. The Company is leasing from Omega the two facilities mortgaged by these bonds.

      Effective December 1, 1994, the Company entered into a series of agreements with Omega and a third party. Under the agreements, the Company leases a total of nine nursing facilities with a total of 805 beds. Through December 31, 1998, the Company had executed formal lease agreements with respect to five of the nine facilities. Formal lease agreements with respect to the remaining four facilities were executed in March 1999. Prior to the completion of the formal lease agreements, each of the nine facilities were managed by the Company. Under the management agreements, the Company was responsible for the operating assets and liabilities of the facilities and received a management fee equal to the net profits of the facilities. The Company accounted for these nine properties as operating leases in anticipation of the completion of formal lease agreements. The initial lease period for the nine facilities will be ten years with two five-year renewal options at the Company's option. The Company deposited $300,000 with Omega and issued a letter of credit in the amount of $1,150,000 in favor of Omega as security interests for its obligations under these leases.

      Under the terms of the Master Lease, the Company must comply with certain covenants based on total shareholders' equity of the Company as defined. The Company was not in compliance with these covenants as of December 31, 1999. As a result of the non-compliance, Omega has the right to terminate all of its leases with the Company and seek recovery of any related financial losses, among other things. The Company has not obtained waivers of the non-compliance. The Company and Omega are currently in negotiations with respect to modification of the existing lease agreements.

      COUNSEL LEASES

      The Company leases five facilities from Counsel with a remaining term expiring in April 2004. With respect to these facilities, the Company has a right of first refusal and a purchase option at the end of the lease term.

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

      INSURANCE MATTERS

      The entire United States long-term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to patients and residents. As a result, the Company has numerous liability claims and disputes outstanding for professional liability and other related issues. Professional liability insurance up to certain limits is carried by the Company and its subsidiaries for coverage of such claims. However, due to the increasing number of claims against the Company and throughout the long-term care industry, the Company's professional liability insurance premiums and deductible amounts have increased substantially during 1998 and 1999. Additional increases in premiums and deductibles will also occur for the policy year 2000.

      As of March 9, 2000, all of the Company's professional liability policies are currently on a claims made basis and are renewable annually. Prior to March 9, 2000, all of these policies were on an occurrence basis. The Company currently maintains general and professional liability insurance with coverage limits of $1,000,000 per medical incident, aggregate coverage limits of $3,000,000 per location and total aggregate policy coverage limits of $12,000,000 for its long-term care services. Through December 31, 1997, with respect to a majority of its United States nursing homes, the Company was self-insured for the first $25,000 per occurrence and $500,000 in the aggregate. Effective January 1, 1998, the Company substantially increased the self-insurance portion of its liability with respect to its United States nursing home operations up to $250,000 per occurrence and $2,500,000 in the aggregate per year. Effective February 1, 1999, all United States nursing homes became part of the $250,000/$2,500,000 deductible program, including the six TDLP facilities. For 1999 and 1998, the Company expects to ultimately fully incur the aggregate deductible amount. A reserve has been established in anticipation of the settlement of the 1999 and 1998 claims, which may take up to four years from the date of the injury event to reach final settlement.

      Effective March 9, 2000, the self-insured per claim amount for all United States nursing homes increased to $500,000 per claim with no aggregate limit. The Company also maintains umbrella liability coverage of $15,000,000 per occurrence for all United States facilities.

      The assisted living operations acquired in the Pierce transaction are self-insured, with respect to each location, for the first $5,000 per occurrence and $25,000 in the aggregate. The Company also maintains a $10,000,000 aggregate umbrella liability policy for claims in excess of the foregoing limits for these assisted living operations.

      The Canadian facilities owned or leased by the Company maintain general and professional liability insurance with per claim coverage limits of up to $3,462,000 ($5,000,000 Canadian). The Company also maintains an aggregate umbrella policy for claims in excess of the above limit for these facilities.

      The ultimate results of the Company's professional liability claims and disputes are unknown at the present time. However, management is currently of the opinion that there would be no material amounts in excess of liability coverage and established reserves.

      With respect to workers' compensation insurance, substantially all of the Company's employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. Prior to that time, the Company was self-insured for the first $250,000, on a per claim basis, for workers' compensation claims in a majority of its United States nursing facilities. The Company has been and remains a non-subscriber to the Texas workers' compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. The Company has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate as of December 31, 1999. The differences between actual settlements and reserves are included in expense in the year finalized.

      The Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $125,000 per individual annually. In the current policy year, expected claims under this program are approximately $2,800,000, and the Company has secured stop-loss insurance coverage for claims in excess of approximately $3,700,000. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The differences between actual settlements and reserves are included in expense in the year finalized.

      EMPLOYMENT AGREEMENTS

      The Company has employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.5 times their annual base salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change in control of the Company (as defined). The maximum contingent liability under these agreements is approximately $2,000,000. In addition, upon the occurrence of any triggering event, certain executives may elect to require the Company to purchase options granted to them for a purchase price equal to the difference in the event that the fair market value of the Company's Common Stock at the date of termination exceeds the stated option exercise price. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by the employee or the Company.

      SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

      The Company established a Supplemental Executive Retirement Plan (the "SERP") in 1994 to provide retirement benefits for certain officers and employees of the Company. Under the SERP, participants could defer up to 6.0% of his or her base pay, and the Company made matching contributions of 100.0% of the amount deferred by each participant. During 1999, the Company terminated the SERP plan, declared all contributions 100.0% vested and distributed the funds to the participants.

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

      During 1997 and 1998, the Company experienced certain adverse regulatory issues with respect to certain facilities, including decertifications from the Medicare and Medicaid programs. Although the Company did not experience any facility decertifications in 1999, the Company did experience the increased regulatory scrutiny that has been exerted on the industry in the form of increased fines and penalties.

      During 1997, the Federal government enacted the Balanced Budget Act of 1997 ("BBA"), which contains numerous Medicare and Medicaid cost-saving measures. The BBA requires that nursing homes transition to a prospective payment system ("PPS") under the Medicare program during a three-year "transition period," commencing with the first cost reporting period beginning on or after July 1, 1998. The BBA also contains certain measures that have and could lead to further future reductions in Medicare therapy reimbursement and Medicaid payment rates. To date, the major impact on the Company from PPS and other reimbursement changes has been systemic occupancy declines, which have reduced the amount of overhead absorbed under the Company's Medicare operations. Revenues and expenses have both been reduced significantly from the levels prior to PPS. With respect to

      Medicare therapy allowable cost and fee reductions, the Company estimates that net operations was negatively impacted in both 1998 and 1999 and will continue to be negatively impacted beyond 1999 as a result of the changes brought about under the BBA.

      These changes have affected the entire long-term industry. They have resulted pursuant to the administrative implementation of the guidelines contained in the BBA. Under the BBA, Medicare expenditures by the Federal government have been cut approximately 20.0%. This has been a sudden, drastic blow to the industry. Other providers who relied more heavily on the provision of services to higher acuity patients have been impacted more severely than the Company. There have already been several major bankruptcy filings. Without remediation, the long-term effect on the industry is expected to be catastrophic. As the impact of these changes upon both providers and beneficiaries has become known, there has been growing political awareness of a need to re-examine the drastic cuts that have been implemented. On November 29, 1999, President Clinton signed into law a budget agreement that restores over three years $2.7 billion in Medicare funding. The bill contains several components that become effective at various times over the three year period. As a result of the legislation, individual nursing facilities now have the option, for cost reporting years beginning after December 29, 1999, of continuing under the current PPS transition formula or adopting the full federal PPS per diem. In addition, the measure provides a two-year moratorium on the Part B therapy caps beginning January 1, 2000, and it also provides increases in the per diems for the care of certain groups of patients. The Company is continuing to evaluate the impact of the legislation on its operations. However, the ultimate impact on the Company's operations cannot be reasonably estimated at this time.

      There is also movement that may result in further legislative relief or the institution of administrative changes that would restore additional revenues to the U.S. nursing home industry. While such activity is positive, there is no expectation by management that the current round of legislative and administrative relief under consideration is sufficient to restore the economic viability that the industry needs. Current levels of or further reductions in government spending for long-term health care would continue to have an adverse effect on the operating results and cash flows of the Company. The Company will attempt to maximize the revenues available to it from governmental sources within the changes that have occurred and will continue to occur under the BBA. In addition, the Company will attempt to increase revenues from non-governmental sources, including expansion of its assisted living and Canadian operations to the extent capital is available to do so, if at all.

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

14.   OPERATING SEGMENT INFORMATION

      In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which was adopted by the Company on January 1, 1998. The Company has three reportable segments: U.S. nursing homes, U.S. assisted living facilities, and Canadian operations, which consist of both nursing home and assisted living services. Management evaluated each of these segments independently due to the geographic, reimbursement, marketing, and regulatory differences between the segments. The accounting policies of these segments are the same as those described in the summary of significant accounting policies described in Note 2. Management evaluates performance based on profit or loss from operations before income taxes not including non-recurring gains and losses and foreign translation gains and losses. The following information is derived from the Company's segments' internal financial statements and include information related to the Company's unallocated corporate revenues and expenses:

                                                       1999               1998               1997
                                                  --------------      -------------       -------------
         Net revenues:
             U.S. nursing homes                   $ 138,421,000       $ 164,646,000       $ 161,683,000
             U.S. assisted living facilities         28,689,000          25,552,000           6,296,000
             Canadian operations                     15,029,000          14,950,000          14,248,000
             Corporate                                 (121,000)              4,000              16,000
                                                  -------------       -------------       -------------
                  Total                           $ 182,000,000       $ 205,152,000       $ 182,243,000
                                                  =============       =============       =============

         Depreciation and amortization:
             U.S. nursing homes                   $   2,645,000       $   2,156,000       $   2,113,000
             U.S. assisted living facilities          1,808,000           1,263,000             306,000
             Canadian operations                        356,000             348,000             298,000
             Corporate                                   78,000              71,000             106,000
                                                  -------------       -------------       -------------
                  Total                           $   4,887,000       $   3,838,000       $   2,823,000
                                                  =============       =============       =============

         Operating income (loss):
             U.S. nursing homes                   $ (12,314,000)      $  (2,321,000)      $   5,185,000
             U.S. assisted living facilities           (684,000)            708,000             223,000
             Canadian operations                      1,726,000           1,912,000           1,889,000
             Corporate                               (2,522,000)         (5,116,000)         (2,590,000)
                                                  -------------       -------------       -------------
                  Total                           $ (13,794,000)      $  (4,817,000)      $   4,707,000
                                                  =============       =============       =============

         Long-lived assets:
             U.S. nursing homes                   $  32,777,000       $  41,072,000       $  39,154,000
             U.S. assisted living facilities         34,332,000          33,987,000          34,552,000
             Canadian operations                     12,933,000          10,536,000           9,337,000
             Corporate                                9,321,000          10,862,000           9,992,000
             Eliminations                            (8,377,000)         (8,948,000)        (10,704,000)
                                                  -------------       -------------       -------------
                  Total                           $  80,986,000       $  87,509,000       $  82,331,000
                                                  =============       =============       =============

         Total assets:
             U.S. nursing homes                   $  55,796,000       $  75,327,000       $  68,918,000
             U.S. assisted living facilities         36,568,000          36,926,000          36,067,000
             Canadian operations                     16,737,000          13,718,000          14,327,000
             Corporate                               18,712,000          11,869,000          11,688,000
             Eliminations                           (31,628,000)        (16,546,000)        (16,039,000)
                                                  -------------       -------------       -------------
                  Total                           $  96,185,000       $ 121,294,000       $ 114,961,000
                                                  =============       =============       =============

         Capital expenditures:
             U.S. nursing homes                   $   1,341,000       $   4,043,000       $   2,216,000
             U.S. assisted living facilities            937,000             688,000              59,000
             Canadian operations                      1,856,000             422,000             408,000
             Corporate                                  248,000              33,000              27,000
                                                  -------------       -------------       -------------
                  Total                           $   4,382,000       $   5,186,000       $   2,710,000
                                                  =============       =============       =============


15.   RELATED PARTIES

      The Company commenced operations effective with an initial public offering of common stock in May 1994. The Company's predecessor operations were in companies owned or controlled by Counsel. From the Company's inception through November 1996, the Company had two Directors who are directors and key executives of Counsel. The Company provides management services for nine facilities owned by two Canadian limited partnerships. The president of the general partners of these partnerships is a director and key executive of Counsel, and Counsel leases seven of these facilities from one of the partnerships. Management fees from these facilities totaled $1,805,000, $1,742,000 and $1,814,000 for 1999, 1998 and 1997,
      respectively.

      The Company has loaned one of the limited partnerships $929,000 and $1,050,000 as of December 31, 1999 and 1998, respectively. The Company has received second, third and fourth mortgage security interests in the partnership's assets. The notes receivable bear interest at 8.0% and are being repaid over the life of the management contract through December 2005.

      Lease expense related to the facilities leased from Counsel totaled $2,132,000, $2,064,000 and $2,091,000 for the years ended December 31,
      1999, 1998 and 1997, respectively.


16.   NON-RECURRING CHARGES

      During the second and fourth quarters of 1998, the Company recorded various non-recurring charges totaling $5,859,000. In addition, in the third quarter of 1999, the Company recorded non-recurring charges of $500,000. Information with respect to each non-recurring charge is presented below:


                                                   1999             1998
                                                ----------      ----------
         Impaired Assets                        $  500,000      $2,858,000
         MIS Conversion                                 --       1,166,000
         Legal and Contractual Settlements              --       1,276,000
         Termination of Proposed Financing
           and Acquisition Transactions                 --         559,000
                                                ----------      ----------
                                                $  500,000      $5,859,000
                                                ==========      ==========


      As discussed in Note 6, the Company has recorded total charges of $3,000,000 ($500,000 in the third quarter of 1999 and $2,500,000 in the fourth quarter of 1998) for the estimated impairment of the Company's investment in TDLP due to the continuing funding of certain contractual cash flow requirements. In addition, in the fourth quarter of 1998, management identified two locations for which leases would not be renewed and wrote off the impairment of certain long-lived assets with respect to these locations, $358,000.

      During 1998, in connection with its decision to convert all management information systems with respect to the Company's U.S. nursing homes, the Company abandoned much of its existing software and eliminated much of its regional infrastructure in favor of a more centralized accounting organization. The related $1,166,000 charge in 1998 represents the write-off of capitalized software costs, costs associated with the closing of certain regional offices and severance packages of affected personnel.

      During 1998, the Company recorded costs related to certain legal matters and contractual disputes that were settled, resulting in total charges of $1,276,000.

      During 1998, the Company also wrote off costs associated with terminated prospective financing and acquisition transactions.


17.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      Selected quarterly financial information for each of the quarters in the year ended December 31, 1999 and 1998 is as follows:

                                                                                   Quarter
                                               ----------------------------------------------------------------------------
                    1999                           First                Second                Third               Fourth
                    ----                       ------------          ------------          ------------        ------------
         Net revenues                          $ 46,712,000          $ 44,590,000          $ 44,500,000        $ 46,216,000
                                               ============          ============          ============        ============

         Net loss                              $   (983,000)(1)      $ (2,606,000)         $ (4,217,000)(2)    $(13,870,000)(3)
                                               ============          ============          ============        ============


         Basic and diluted loss per share      $       (.18)(1)      $       (.48)         $       (.77)(2)    $      (2.55)(3)
                                               ============          ============          ============        ============


                                                                                   Quarter
                                               ----------------------------------------------------------------------------
                    1998                          First                 Second                Third              Fourth
                    ----                       ------------          ------------          ------------        ------------
         Net revenues                          $ 51,493,000          $ 52,698,000          $ 51,305,000        $ 49,656,000
                                               ============          ============          ============        ============

         Net income (loss)                     $    355,000(4)       $   (337,000)(4)(5)   $    800,000        $ (3,901,000)(2)(5)
                                               ============          ============          ============        ============

         Basic and diluted earnings
            (loss) per share                   $        .07(4)       $      (.06)(4)(5)    $        .15        $       (.72)(2)(5)
                                               ============          ============          ============        ============



----------

(1) Includes the write off of certain deferred charges of $277,000, net of tax, due to mandated change in accounting principle. (See Note 2.)
(2) Includes non-recurring charges primarily related to SFAS No. 121 asset impairment. (See Note 16.)
(3)   Includes the write-off of deferred tax assets totaling $12,802,000. (See
      Note 12).
(4) Includes the negative impact resulting from the decertification of two nursing homes from participation in the Medicare and Medicaid programs.
(5) Includes non-recurring charges primarily related to conversion of management information systems as well as legal and contractual settlements. (See Note 16.)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Advocat Inc.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Advocat Inc. and subsidiaries, included in this Annual Report on Form 10-K and have issued our report thereon dated March 21, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule listed in the index under Item 16(b) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, fairly states in all material respect the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                       ARTHUR ANDERSEN LLP


Nashville, Tennessee
March 28, 2000

                                  ADVOCAT INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


  Column a                 Column B                             Column C                           Column D           Column E
-----------              ------------      ------------------------------------------------      -------------      ------------
                                                               Additions
                                           ------------------------------------------------
                            Balance
                              At              Charged                                                                 Balance
                           Beginning            to              Charged                                                 At
                              of             Costs and          to Other                                               End of
Description                 Period           Expenses           Accounts           Other          Deductions(1)        Period
-----------              ------------      ------------      ------------      ------------      -------------      ------------
Year ended
 December 31,
 1999:
 Allowance
 for doubtful
 accounts                $      2,650      $      7,037      $         --      $        100      $     (4,829)      $      4,958
                         ============      ============      ============      ============      ============       ============

Year ended
 December 31,
 1998:
 Allowance
 for doubtful
 accounts                $      2,702      $      2,306      $         --      $         --      $     (2,358)      $      2,650
                         ============      ============      ============      ============      ============       ============

Year ended
 December 31,
 1997:
 Allowance
 for doubtful
 accounts                $      2,524      $      2,030      $         --      $         --      $     (1,852)      $      2,702
                         ============      ============      ============      ============      ============       ============


----------

(1) Amounts written off as uncollectible accounts, net of recoveries.

  Exhibit
  Number                             Description of Exhibits
  ------                             -----------------------
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

  Exhibit
  Number                             Description of Exhibits
  ------                             -----------------------
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

   10.9 Separation Agreement dated as of June 30, 1999, by and between Mary Margaret Hamlett and the Company (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

   10.10          Employment Agreement dated June 28, 1999 by and between the
                  Company and Charles H. Rinne (incorporated by reference to
                  Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

   10.11          Employment Agreement dated June 28, 1999 by and between the
                  Company and Richard Vacek (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

   10.12          Master Lease Agreement dated August 14, 1992, between
                  Diversicare Corporation of America and Omega Healthcare
                  Investors, Inc. (incorporated

  Exhibit
  Number                             Description of Exhibits
  ------                             -----------------------

                  by reference to Exhibit 10.12 to the Company's Registration
                  Statement No. 33-76150 on Form S-1).

   10.13          Consent, Assignment and Amendment Agreement between
                  Diversicare Corporation of America, Counsel Nursing
                  Properties, Inc., Advocat Inc., Diversicare Leasing
                  Corporation and Omega Healthcare Investors, Inc. dated May 10,
                  1994 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1994).

   10.14          Advocat Inc. Guaranty in favor of Omega Healthcare Investors,
                  Inc. dated May 10, 1994 (incorporated by reference to Exhibit
                  10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

   10.15          Consolidation, Modification and Renewal Note dated August 30,
                  1991, by Diversicare Nursing Centers, Inc. to the order of Sovran Bank/Tennessee (incorporated by reference to Exhibit
                  10.19 to the Company's Registration Statement No. 33-76150 on
                  Form S-1).

   10.16          Wraparound Promissory Note dated August 30, 1991, by Texas
                  Diversicare Limited Partnership and Diversicare Nursing
                  Centers, Inc. (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement No. 33-76150 on Form
                  S-1).

   10.17          Management Agreement dated August 30, 1991, between Texas
                  Diversicare Limited Partnership and Diversicare Corporation of
                  America, as assigned effective October 1, 1991, to Diversicare
                  Management, with consent of Texas Diversicare Limited
                  Partnership, as amended (incorporated by reference to Exhibit
                  10.21 to the Company's Registration Statement No. 33-76150 on
                  Form S-1).

   10.18          Amended and Restated Limited Partnership Agreement dated
                  August 30, 1991, among Diversicare General Partner, Inc., J.
                  Scott Jackson and each Limited Partner (incorporated by reference to Exhibit 10.22 to the Company's Registration
                  Statement No. 33-76150 on Form S-1).

   10.19          Participation Agreement dated August 30, 1991, between Texas
                  Diversicare Limited Partnership and Diversicare Corporation of
                  America (incorporated by reference to Exhibit 10.23 to the Company's Registration Statement No. 33-76150 on Form S-1).

  Exhibit
  Number                             Description of Exhibits
  ------                             -----------------------
   10.20          Agreement of Purchase and Sale entered into August 30, 1991, among Diversicare Corporation of America, Texas Diversicare
                  Limited Partnership' and Diversicare Corporation of America
                  (incorporated by reference to Exhibit 10.25 to the Company's
                  Registration Statement No. 33-76150 on Form S-1).

   10.21 Partnership Services Agreement entered into August 30, 1991, among Texas Diversicare Limited Partnership, Diversicare
                  Incorporated and Counsel Property Corporation (incorporated by reference to Exhibit 10.26 to the Company's Registration
                  Statement No. 33-76150 on Form S-1).

   10.22          Guaranteed Return Loan Security Agreement entered into August
                  30, 1991, between Texas Diversicare Limited Partnership and
                  Diversicare Incorporated (incorporated by reference to Exhibit
                  10.27 to the Company's Registration Statement No. 33-76150 on
                  Form S-1).

   10.23          Credit and Security Agreement dated October 12, 1994, between
                  NationsBank of Tennessee, N.A., the Company and the Company's subsidiaries (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

   10.24          Promissory Note by Advocat Inc. to the order of Diversicare
                  Inc. dated May 10, 1994 (incorporated by reference to Exhibit
                  10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

   10.25          Promissory Note by Advocat Inc. to the order of Counsel
                  Nursing Properties, Inc. dated May 10, 1994 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

   10.26          Demand Master Promissory Note by Advocat Inc. to the order of
                  Diversicare Corporation of America dated May 10, 1994
                  (incorporated by reference to Exhibit 10.23 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 1994).

   10.27          Lease Agreement between Counsel Healthcare Assets Inc. and
                  Counsel Nursing Properties, Inc. dated May 10, 1994
                  (incorporated by reference to Exhibit 10.24 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 1994).

   10.28          Lease Agreement between Counsel Healthcare Assets Inc. and
                  Counsel Nursing Properties, Inc. dated May 10, 1994
                  (incorporated by reference to

  Exhibit
  Number                             Description of Exhibits
  ------                             -----------------------
                  Exhibit 10.25 to the Company's Annual Report on Form 10-K for
                  the fiscal year ended December 31, 1994).

   10.29          Management and Guaranteed Return Loan Agreement dated as of
                  November 30, 1985, between Diversicare VI Limited Partnership and Diversicare Incorporated, an Ontario corporation, as amended, as assigned effective October 1, 1991, to Diversicare
                  Management Services Co., with consent of Diversicare VI
                  Limited Partnership (incorporated by reference to Exhibit
                  10.34 to the Company's Registration Statement No. 33-76150 on
                  Form S-1).

   10.30          Management Agreement dated August 24, 1981, between Americare
                  Corporation and Diversicare Corporation of America, as assigned to Diversicare Management Services Co., with consent of Americare Corporation (incorporated by reference to Exhibit
                  10.36 to the Company's Registration Statement No. 33-76150 on
                  Form S-1).

   10.31 Management Agreement between Counsel Healthcare Assets, Inc., an Ontario corporation and Counsel Nursing Properties, Inc.
                  dated April 30, 1994, as assigned effective May 10, 1994, to
                  Diversicare Canada Management Services Co., Inc (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

   10.32          Lease Agreement between Spring Hill Medical, Inc. and First
                  American HealthCare, Inc. dated February 1, 1994 (incorporated by reference to Exhibit 10.38 to the Company's Registration
                  Statement No. 33-76150 on Form S-1).

   10.33          Lease Agreement, as amended, between Bryson Hill Associates of
                  Alabama, Inc. and Estates Nursing Homes, Inc. dated June 15,
                  1984, as assigned effective May 10, 1994, to Diversicare
                  Leasing Corp. (incorporated by reference to Exhibit 10.39 to the Company's Registration Statement No. 33-76150 on Form
                  S-1).

   10.34          Lease Agreement between HealthCare Ventures and Wessex Care
                  Corporation dated October 23, 1989, as assigned effective May
                  10, 1994, to Diversicare Leasing Corp. (incorporated by reference to Exhibit 10.40 to the Company's Registration
                  Statement No. 33-76150 on Form S-1).

  Exhibit
  Number                             Description of Exhibits
  ------                             -----------------------
   10.35          Lease Agreement between Osborne & Wilson Development Corp.,
                  Inc. and Diversicare Corporation of America dated July 7,
                  1989, as assigned effective May 10, 1994, to Diversicare
                  Leasing Corp. (incorporated by reference to Exhibit 10.41 to the Company's Registration Statement No. 33-76150 on Form
                  S-1).

   10.36          Florida Lease Agreement between Counsel Nursing Properties,
                  Inc. and Diversicare Leasing Corp. dated May 10, 1994
                  (incorporated by reference to Exhibit 10.33 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 1994).

   10.37          Lease Agreement between Counsel Nursing Properties, Inc. and
                  Diversicare Leasing Corp. dated May 10, 1994 (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

   10.38          Letter Agreement dated November 23, 1994, among Advocat Inc.,
                  Omega Healthcare Investors, Inc., Sterling Health Care
                  Centers, Inc. and E.B. Lowman, II (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

   10.39          Assignment and Assumption Agreement of Master Lease dated
                  September 1, 1995, between Sterling Health Care Management,
                  Inc., Diversicare Leasing Corp. and Sterling Acquisition Corp
                  (incorporated by reference to Exhibit 10.1 to the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  September 30, 1995).

   10.40          Master Lease dated December 1, 1994, between Sterling Health
                  Care Management, Inc. and Sterling Acquisition Corp
                  (incorporated by reference to Exhibit 10.2 to the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  September 30, 1995).

   10.41          Assignment and Assumption Agreement of Master Sublease dated
                  September 1, 1995, between Sterling Health Care Management,
                  Inc., Diversicare Leasing Corp. and O S Leasing Company
                  (incorporated by reference to Exhibit 10.3 to the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  September 30, 1995).

   10.42          Master Sublease dated December 1, 1994, between Sterling
                  Health Care Management, Inc. and O S Leasing Company
                  (incorporated by reference to

  Exhibit
  Number                             Description of Exhibits
  ------                             -----------------------
                  Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q
                  for the quarterly period ended September 30, 1995).

   10.43          Letter of Credit Agreement dated September 1, 1995, between
                  Omega Health Care Investors, Inc., Sterling Acquisition Corp.,
                  Sterling Acquisition Corp II, O S Leasing Company and
                  Diversicare Leasing Corp (incorporated by reference to Exhibit
                  10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995).

   10.44          Advocat Inc. Guaranty dated September 1, 1995, in favor of
                  Omega Health Care Investors, Inc., Sterling Acquisition Corp.,
                  Sterling Acquisition Corp. II and O S Leasing Company
                  (incorporated by reference to Exhibit 10.6 to the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  September 30, 1995).

   10.45          Management Agreement between Diversicare Management Services
                  Co. and Emerald-Cedar Hill, Inc. dated February 20, 1996
                  (incorporated by reference to Exhibit 10.43 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 1995).

   10.46          Management Agreement between Diversicare Management Services
                  Co. and Emerald-Golfcrest, Inc. dated February 20, 1996
                  (incorporated by reference to Exhibit 10.44 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 1995).

   10.47          Management Agreement between Diversicare Management Services
                  Co. and Emerald-Golfview, Inc. dated February 20, 1996
                  (incorporated by reference to Exhibit 10.45 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 1995).

   10.48          Management Agreement between Diversicare Management Services
                  Co. and Emerald-Southern Pines, Inc. dated February 20, 1996
                  (incorporated by reference to Exhibit 10.46 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 1995).

   10.49          Loan Agreement between Omega Healthcare Investors, Inc. and
                  Diversicare Leasing Corp., d/b/a Good Samaritan Nursing Home, dated February 20, 1996 (incorporated by reference to Exhibit
                  10.47 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

  Exhibit
  Number                             Description of Exhibits
  ------                             -----------------------
   10.50          Short Term Note by Diversicare Leasing Corp. to Omega
                  Healthcare Investors, Inc. dated February 20, 1996
                  (incorporated by reference to Exhibit 10.48 to the Company's
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 1995).

   10.51          Advocat Inc. Guaranty in favor of Omega Healthcare Investors,
                  Inc. dated February 20, 1996 (incorporated by reference to
                  Exhibit 10.49 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

   10.52          First Amendment to Credit and Security Agreement dated
                  November 28, 1995, between NationsBank of Tennessee, N.A.,
                  Advocat Inc. and the Subsidiaries (as defined) (incorporated by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

   10.53          Second Amendment to Credit and Security Agreement dated
                  December 1, 1995, between NationsBank of Tennessee, N.A.,
                  Advocat Inc. and the Subsidiaries (as defined) (incorporated by reference to Exhibit 10.51 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

   10.54          Third Amendment to Credit and Security Agreement dated
                  December 1, 1995, between NationsBank of Tennessee, N.A.,
                  Advocat Inc. and the Subsidiaries (as defined) (incorporated by reference to Exhibit 10.52 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

   10.55          Fourth Amendment to Credit and Security Agreement dated April
                  1, 1996, between NationsBank of Tennessee, N.A., Advocat Inc.
                  and the Subsidiaries (as defined) (incorporated by reference to Exhibit 10.53 to the Company's Quarterly Report on Form
                  10-Q for the quarterly period ended March 31, 1996).

   10.56          Fifth Amendment to Credit and Security Agreement dated May 1,
                  1996, between NationsBank of Tennessee, N.A., Advocat Inc. and the Subsidiaries (as defined) (incorporated by reference to Exhibit 10.54 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996).

  Exhibit
  Number                             Description of Exhibits
  ------                             -----------------------
   10.57          Sixth Amendment to Credit and Security Agreement dated June
                  28, 1996, between NationsBank of Tennessee, N.A., Advocat
                  IInc. and the Subsidiaries (as defined) (incorporated by
                  reference to Exhibit 10.55 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996).

   10.58          Seventh Amendment to Credit and Security Agreement dated
                  September 1, 1996, between NationsBank of Tennessee, N.A.,
                  Advocat Inc. and the Subsidiaries (as defined) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30,
                  1996).

   10.59          Eighth Amendment to Credit and Security Agreement dated
                  November 1, 1996, between NationsBank of Tennessee, N.A.,
                  Advocat Inc. and the Subsidiaries (as defined) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30,
                  1996).

   10.60 Master Credit and Security Agreement dated December 27, 1996, between First American National Bank, GMAC-CM Commercial
                  Mortgage Corporation, Advocat Inc., Management Services Co.
                  and the Subsidiaries (as defined) (incorporated by reference to Exhibit 10.58 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

   10.61          Project Loan Agreement (Good Samaritan) dated December 27,
                  1996, between GMAC-CM Commercial Mortgage Corporation Advocat
                  Inc., Diversicare Management Services Co. and the Subsidiaries
                  (as defined) (incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form for the fiscal year ended
                  December 31, 1996).

   10.62          Project Loan Agreement (Afton Oaks) dated December 27,
                  1996between GMAC-CM Commercial Mortgage Corporation, Advocat
                  Inc., Diversicare Management Services Co. and the Subsidiaries
                  (as defined) (incorporated by reference Exhibit 10.60 to the Company's Annual Report on Form for the fiscal year ended
                  December 31, 1996).

   10.63 Project Loan Agreement (Pinedale) dated December 27, 1996, between GMAC-CM Commercial Mortgage Corporation, Advocat Inc.,
                  Diversicare Management Services Co. and the Subsidiaries (as defined) (incorporated by reference Exhibit 10.61 to the Company's Annual Report on Form for the fiscal year ended
                  December 31, 1996).

  Exhibit
  Number                             Description of Exhibits
  ------                             -----------------------
   10.64          Project Loan Agreement (Windsor House) dated December 27 1996, between GMAC-CM Commercial Mortgage Corporation, Advocat Inc.,
                  Diversicare Management Services Co. and Subsidiaries (as
                  defined) (incorporated by reference to Exhibit 10.62 to the
                  Company's Annual Report on Form for the fiscal year ended
                  December 31, 1996).

   10.65          Asset Purchase Agreement dated November 30, 1995, Williams
                  Nursing Homes Inc., d/b/a Afton Oaks Center, Lynn Mayers,
                  Thomas E. Mayers, and Diversicare Leasing Corp. (incorporated by reference to Exhibit 2.1 the Company's Current Report on Form 8-K dated November 30, 1995).

   10.66          Purchase Agreement between Diversicare Leasing Corporation and
                  Americare Corporation dated February 20, 1996 (incorporated by reference to Exhibit 2.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

   10.67          Amendment to 1994 Incentive and Non-Qualified Stock Plan for
                  Key Personnel (incorporated by reference to Exhibit A to the Company's Schedule 14A filed March 31, 1997).

   10.68          Amendment to 1994 Non-Qualified Stock Option Plan for
                  Directors (incorporated by reference to Exhibit A to the Company's Schedule 14A filed April 19, 1996).

   10.69          Amendment No. 3 Advocat Inc. 1994 Incentive and Nonqualified
                  Stock Option Plan For Key Personnel (incorporated by reference to Exhibit A to the Company's Schedule 14A filed April 3,
                  1998).

   10.70 Renewal and Modification Promissory Note dated March 31, 1998, between the Company and AmSouth Bank.(incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998).

   10.71 Renewal and Modification Promissory Note dated March 31, 1998, between the Company and First American National Bank
                  (incorporated by reference to Exhibit 10.2 to the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  September 30, 1996).

   10.72          Second Amendment to Loan and Negative Pledge Agreement dated
                  March 31, 1998, between Diversicare Assisted Living Services
                  NC, LLC and First American National Bank, both individually and as Agent for AmSouth Bank

  Exhibit
  Number                             Description of Exhibits
  ------                             -----------------------
                  (incorporated by reference to Exhibit 10.2 to the Company's
                  Quarterly Report on Form 10-Q for the quarterly period ended
                  September 30, 1996).

   10.73 Loan Agreement dated the 4th day of June, 1999, by and between Diversicare Assisted Living Services Nc II, LLC, a Delaware limited liability company and GMAC Commercial Mortgage
                  Corporation, a California corporation (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

   10.74 Loan Agreement dated the 4th day of June, 1999, by and between Diversicare Assisted Living Services NC I, LLC, a Delaware limited liability company and GMAC Commercial Mortgage
                  Corporation, a California corporation (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

   10.75 Fourth Amendment to Master Credit and Security Agreement dated as of April 14, 1999 (incorporated by reference to Exhibit
                  10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

   10.76          Form of Fifth Amendment to Master Credit and Security
                  Agreement between Diversicare Management Services Co. and
                  First American National Bank (incorporated by reference to
                  Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

   10.77          Fourth Amendment to Loan and Negative Pledge Agreement dated
                  October 1, 1999 between Diversicare Assisted Living Services
                  NC, LLC. and First American National Bank along with AmSouth
                  Bank (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 1999).

   10.78 Line of Credit Note (Overline Facility) dated October 1, 1999 between Diversicare Management Services Co. and First American
                  National Bank (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

   10.79          Fifth Amendment to Loan and Negative Pledge Agreement dated
                  December 1, 1999 between Diversicare Assisted Living Services
                  PC, LLC and First American National Bank along with AmSouth
                  Bank (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1999).

  Exhibit
  Number                             Description of Exhibits
  ------                             -----------------------
   10.80          Sixth Amendment to Master Credit and Security Agreement dated
                  December 1, 1999 between Diversicare Management Services Co.
                  and First American National Bank along with GMAC Commercial
                  Mortgage Company (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1999).

   10.81          Amendments to Promissory Notes dated November 30, 1999 between
                  Diversicare Management Services Co. and GMAC Commercial
                  Mortgage Corporation. (Four amendments extending the term to April 30, 2000 on four notes totaling $11.1 million.)(incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1999).

   21             Subsidiaries of the Registrant.

   23             Consent of Arthur Andersen LLP.

   27             Financial Data Schedule (for SEC use only).