Form 10-K405/A
period 1999-12-31
ADVOCAT INC
filed 2000-05-01
CIK 919956

                                   FORM 10-K/A
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                          -----------------
         OR

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                            WHICH REGISTERED
         -------------------                            ----------------
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

ON MARCH 23, 2000, 5,491,693 SHARES OF THE REGISTRANT'S $0.01 PAR VALUE COMMON STOCK WERE OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE:

NONE.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth, as of January 1, 2000, the Company's executive officers and directors:

NAME OF OFFICER                   AGE          OFFICER SINCE               POSITION WITH THE COMPANY
---------------                   ---          -------------               -------------------------
Dr. Charles W. Birkett             63            Inception         Chief Executive Officer and Chairman of
                                                                   the Board of Directors of the Company;
                                                                   President, Chief Executive Officer and a
                                                                   Director of Diversicare from September
                                                                   1991 to May 1994; Director of Counsel
                                                                   Corporation from 1983 to May 1994;
                                                                   Chairman of the Board of Directors and
                                                                   Chief Executive Officer of Diversicare
                                                                   Management Services ("DMS") from
                                                                   September 1991 to present; Chairman of
                                                                   the Board of Directors and Chief
                                                                   Executive Officer of Diversicare Leasing
                                                                   Corp. ("DLC") from May 1994 to present;
                                                                   and President of Diversicare Incorporated
                                                                   ("DINC") from February 1980 to May
                                                                   1994.


Paul Richardson                    51            Inception         Executive Vice President and a Member of
                                                                   the Board of Directors of the Company;
                                                                   President and Chief Executive Officer of
                                                                   the Company's Canadian operating
                                                                   subsidiary; President and Chief Operating
                                                                   Officer of the Company from May 1994
                                                                   through February 1997; Executive Vice
                                                                   President of Diversicare from September
                                                                   1991 to May 1994; President of DMS
                                                                   from November 1991 through February
                                                                   1997; President of DLC from May 1994
                                                                   through February 1997; Executive Vice
                                                                   President of DINC from March 1991 to
                                                                   May 1994.


Richard B. Vacek, Jr.             51           August 16, 1999     Executive Vice President, Chief Financial
                                                                   Officer and Secretary since August 16,
                                                                   1999. From 1989 to 1999, Mr. Vacek was
                                                                   Director, Executive Vice President and
                                                                   Chief Financial Officer for Horace Small
                                                                   Apparel PLC. From 1984 to 1989 he was
                                                                   Director, Senior Vice President and Chief
                                                                   Financial Officer of Cambridge Group,
                                                                   Inc. Mr. Vacek is a certified public
                                                                   accountant. Mr. Vacek resigned from the
                                                                   Company effective January 28, 2000.


Charles H. Rinne                   52            June 28, 1999     President and Chief Operating Officer
                                                                   since June 1999. From 1996 to 1999, Mr.
                                                                   Rinne was Executive Vice President and
                                                                   Chief Operational Officer for Britthaven
                                                                   Inc. Mr. Rinne was Director of Operations
                                                                   at Hillhaven Inc. from 1994 to 1996,
                                                                   President at Senior Dynamics Inc. from
                                                                   1991 to 1994, and Senior Vice President at
                                                                   Sterling Care Inc. from 1989 to 1991.


James F. Mills, Jr.                53           January 1, 2000    Vice President, Corporate Controller and
                                                                   Acting Chief Financial Officer since
                                                                   January 1, 2000. Mr. Mills became Acting
                                                                   Chief Financial Officer of the Company on
                                                                   January 28, 2000. Mr. Mills was Vice
                                                                   President and Corporate Controller for
                                                                   Horace Small Apparel, PLC from 1995
                                                                   through 1999. From 1985 through 1995
                                                                   he was Vice President of Finance and
                                                                   Senior Vice President of Operations for
                                                                   Globe Business Furniture, Inc. Mr. Mills is
                                                                   a certified public accountant.


Edward G. Nelson                   68            Inception         Member of the Board of Directors of the
                                                                   Company; Chief Executive Officer and
                                                                   President of Nelson Capital Corp., a
                                                                   merchant banking firm, from January 1985
                                                                   to present; Director of Central Parking
                                                                   Systems, Inc., an operator of parking
                                                                   facilities ("Central Parking"); Director of
                                                                   Berlitz International, Inc., a language
                                                                   services company; Director of ClinTrials
                                                                   Research, Inc. a contract research
                                                                   organization ("ClinTrials"); Trustee of
                                                                   Vanderbilt University.

William C. O'Neil, Jr.             65            Inception         Member of the Board of Directors of the
                                                                   Company; Chairman of ClinTrials from
                                                                   1989 to 1998; President and Chief
                                                                   Executive Officer of ClinTrials from
                                                                   September 1989 to February 1, 1998;
                                                                   Director of American HealthWays, a
                                                                   specialty health care service company;
                                                                   Director of Sigma Aldrich Corp., a
                                                                   manufacturer of research chemicals; and
                                                                   Director of Central Parking.


J. Bransford Wallace               68          February 1997       Member of the Board of Directors of the
                                                                   Company; Chairman Emeritus of Willis
                                                                   Corroon Corporation, an international
                                                                   provider of insurance services, from April
                                                                   1994 to present; Chairman of Global
                                                                   Retail operations and Director of Willis
                                                                   Corroon Group, PLC from October 1990
                                                                   to January 1994; Director of NationsBank
                                                                   of Tennessee; founding Chairman of the
                                                                   Quality Insurance Congress, an
                                                                   organization emphasizing quality in the
                                                                   insurance industry; and, Member of the
                                                                   Board of ESC Strategic Funds, an
                                                                   investment strategy organization.

All directors generally hold office for three-year terms and then until their successors have been duly elected and qualified. The Board of Directors of the Company is divided into three classes. The term of the Class 1 director will expire at the 2001 Annual Meeting of Stockholders; the term of the Class 2 director will expire at the 2002 Annual Meeting of Stockholders; and the term of the Class 3 directors will expire at the 2000 Annual Meeting of Stockholders (and in all cases when their respective successors are duly elected and qualified). At each annual meeting, successors to the class of directors whose term expires at such meeting will be elected to serve for a three-year term and until their successors are duly elected and qualified.

The Board of Directors currently has standing Audit, Executive, and Compensation Committees. The Board of Directors does not have a nominating committee.

The Executive Committee presently is composed of three directors: Birkett, Richardson, and Nelson. The Delaware General Corporation Law and the Company's Bylaws provide that the Board may designate such a committee from their number to carry out the functions of the Board as permitted by law. Between meetings of the Board, the Executive Committee may exercise all powers of the Board. During 1999, the Executive Committee held no separate meetings.

The Audit Committee presently is composed of three directors: Wallace, Nelson and O'Neil. Responsibilities of this committee include engagement of independent auditors, review of audit fees, supervision of matters relating to audit function, and review and setting of internal policies and procedures regarding audits, accounts and financial controls. During 1999, the Audit committee held three meetings.

The Compensation Committee presently is composed of two directors: Nelson and O'Neil. Responsibilities of this committee include approval of remuneration arrangements for executive officers of the Company, review of compensation plans relating to executive officers and directors, including benefits under the Company's compensation plans and general review of the Company's employee compensation policies. During 1999, the Compensation Committee held one meeting and unanimously adopted one written consent action.

During the Company's fiscal year ended December 31, 1999, its Board of Directors held four regular meetings and three special meetings and unanimously adopted four written consent actions. Each director named above, during the period in which he served in 1999, attended meetings or executed written consent actions with respect to at least 75% of the meetings and consent actions of the Board of Directors and of the committees on which he or she served.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on the Company's review of the copies of Forms 3, 4 and 5 furnished to it and any amendments thereto, or written representations from certain reporting persons that no Form 5's were required for such persons, the Company believes that, during the 1999 fiscal year, its executive officers, directors and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation for the services in all capacities to the Company for the three fiscal years ended December 31, 1999, of the individual who served as the Company's chief executive officer during the 1999 fiscal year and of the other individuals who served the Company as executive officers as of the end of the 1999 fiscal year or during the 1999 fiscal year and met the reporting requirements.

                           SUMMARY COMPENSATION TABLE

                                            Annual Compensation
                             -----------------------------------------------------

                                                                     Other
   Name and Principal                                                Annual
        Position             Year (1)    Salary($)   Bonus($)   Compensation($)(1)
        --------             --------    ---------   --------   ------------------
Dr. Charles W. Birkett(3)(4)  1999        325,000        --             --
   Chairman of the Board      1998        325,000        --             --
   of Directors, Chief        1997        275,625        --             --
   Executive Officer,
   President and Chief
   Operating Officer

Paul Richardson(3)            1999        106,060      12,438           --
   Executive Vice President,  1998         94,256      10,436           --
   Director, and Chief        1997        105,847      11,012           --
   Executive Officer of the
   Company's Canadian
   operating subsidiary

Mary Margaret Hamlett(5)      1999         90,000        --             --
   Executive Vice President,  1998        180,000        --             --
   Chief Financial Officer,   1997        165,375        --             --
   Secretary, and Director

Charles H. Rinne(4)           1999        108,173        --             --
   President and Chief
   Operating Officer


                                                   Long-Term Compensation
                              ----------------------------------------------------------------
                                         Awards                              Payouts
                              ----------------------------    --------------------------------
                               Restricted     Securities
   Name and Principal            Stock        Underlying        LTIP            All Other
        Position                Awards($)   Options/SARs(#)   Payouts($)    Compensation($)(2)
        --------              -----------   ---------------   ----------    ------------------
Dr. Charles W. Birkett(3)(4)        --           76,000
   Chairman of the Board            --           51,000            --            22,308
   of Directors, Chief              --            1,000            --            19,697
   Executive Officer,
   President and Chief
   Operating Officer

Paul Richardson(3)                  --           21,000            --             4,940
   Executive Vice President,        --           26,000            --             4,933
   Director, and Chief              --            1,000            --             5,236
   Executive Officer of the
   Company's Canadian
   operating subsidiary

Mary Margaret Hamlett(5)            --            --               --           256,284
   Executive Vice President,        --           26,000            --            11,225
   Chief Financial Officer,         --            1,000            --            10,312
   Secretary, and Director

Charles H. Rinne(4)                 --           50,000            --               242
   President and Chief
   Operating Officer

(1) Perquisites for each executive officer are in amounts that do not require disclosure.
(2) Includes matching contributions made under the Company's Supplemental Executive Retirement Plan (at 6% of salary) for Dr. Birkett, $6,000, $19,500 and $16,538 for 1999, 1998 and 1997, respectively, and for Ms.
     Hamlett, $4,154, $10,773 and $9,910 for 1999, 1998 and 1997, respectively.
     The 1999 amounts also include 10% matching contributions of $1,000 each for Dr. Birkett and Ms. Hamlett under the Company's 401K plan. In the case of Mr. Richardson, a Canadian citizen, the amounts include contributions to Mr. Richardson's Registered Retirement Savings Plan of $4,543, $4,545 and $4,874 for 1999, 1998 and 1997, respectively. The amount for Ms. Hamlett also includes $249,737 in severance benefits of which $104,912 was accrued but unpaid as of December 31, 1999. The remaining amounts for each individual include payments for life insurance benefits as well as other miscellaneous benefits.
(3) Effective March 1, 1997, Mr. Richardson resigned as President and Chief Operating Officer of the Company and was replaced in those capacities by Dr. Birkett.
(4) Effective June 28, 1999, Dr. Birkett resigned as President and Chief Operating Officer of the Company and was replaced in these capacities by Mr. Rinne.
(5) Ms. Hamlett resigned her positions with the Company and as a Director effective June 30, 1999.

EMPLOYMENT AGREEMENTS

On May 14, 1994, the Company entered into employment agreements with each of Dr. Birkett and Mr. Richardson. Dr. Birkett serves as Chief Executive Officer of the Company and Mr. Richardson serves as Executive Vice President of the Company and as President and Chief Executive Officer of the Company's Canadian operating subsidiary. The Employment Agreements for Dr. Birkett and Mr. Richardson provide for a base annual salary of $250,000 and $175,000, respectively, which salaries are subject to change by the Company's Compensation Committee. For the year 2000, Dr. Birkett's salary remained at $325,000. Effective January 1, 2000, Mr. Richardson's base annual salary was increased to $158,620 Canadian ($103,653 U.S. at the December 31, 1999 exchange rate). The initial term of the employment agreement for Dr. Birkett expired on the third anniversary of the date of execution thereof. The initial term of the employment agreements for Mr. Richardson expired on the second anniversary of the date of execution thereof. The employment agreements renew automatically for one-year periods unless 30 days notice is given by either the Company or the employee.

On June 28, 1999, the Company entered into an employment agreement with Mr. Rinne (the "Rinne Employment Agreement") to serve as President of the Company. The Rinne Employment Agreement has an initial term that ends on June 28, 2000 and renews automatically for one-year periods unless 30 days notice is given by either the Company or the employee. The Rinne Employment Agreement provides for a base salary of $225,000 which is subject to change by the Company's Compensation Committee.

In addition, each of the employment agreements may be terminated by the Company without cause at any time and by the employee as a result of "constructive discharge" (e.g., a reduction in compensation or a material change in responsibilities) or a "change in control" (e.g., certain tender offers, mergers, sales of substantially all of the assets or sales of a majority of the voting securities). In the event of a termination by the Company without cause, at the election of the employee upon a constructive discharge or change in control, or upon the Company giving notice of its intent not to renew his employment agreement, Dr. Birkett shall be entitled to receive a lump sum severance payment in an amount equal to 30 months of his monthly base salary. In the event of a termination by the Company without cause, at the election of the employee upon a constructive discharge or change in control or upon the Company giving notice of its intent not to renew their respective employment agreements, Mr. Richardson and Mr. Rinne shall be entitled to receive a lump sum severance payment in an amount equal to 24 months of his monthly base salary. Furthermore, upon such termination, each employee may elect to require the Company to repurchase options granted to him under the Key Personnel Plan for a purchase price equal to the difference between the fair market value of the Common Stock at the date of termination and the stated option exercise price, provided that such fair market value is above the stated option price. In the event that an employment agreement is terminated earlier by the Company for cause (as defined therein), or by the employee other than upon a constructive discharge or a change in control, the employee shall not be entitled to any compensation following the date of such termination other than the pro rata amount of his then current base salary through such date. Upon termination of employment, other than in the case of termination by the Company without cause or at the election of the employee upon a constructive discharge or upon a change in control, the terminated employee is prohibited from competing with the Company for 12 months.

On June 30, 1999, the Company entered into a Separation Agreement with Ms. Hamlett. Pursuant to the Separation Agreement, Ms. Hamlett resigned her position as Director, Chief Financial Officer, Executive Vice President and Secretary of the Company. The Company agreed (i) to pay Ms. Hamlett a sum equal to one hundred percent (100%) of her annual base salary, including monthly auto allowance, as in effect on the Effective Date, in twelve (12) equal monthly installments, less the usual and customary withholdings; (ii) that all Options issued to Ms. Hamlett under the Option Agreements are fully vested as of the Effective Date, and Ms. Hamlett would have eighteen (18) months to exercise such options; (iii) to pay Ms. Hamlett accrued but unpaid salary, including accrued but unpaid vacation pay, due from the Company through the Effective Date; (iv) to continue providing Ms. Hamlett employee benefits and perquisites to which she is entitled on the Effective Date for twelve (12) months; or until Ms. Hamlett begins receiving similar benefits and perquisites from another employer, whichever is earlier; and (v) to provide continuing coverage under the Company's directors and officers insurance plan.

OPTION GRANTS

    The table below provides information on grants of stock options pursuant to the Key Personnel Plan and the Director Plan during the fiscal year ended December 31, 1999, to the named executive officers reflected in the Summary Compensation Table. The Company grants no stock appreciation rights.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR


                                                       INDIVIDUAL GRANTS
                       -------------------------------------------------------------------------------    POTENTIAL REALIZABLE VALUE
                                                                                                           AT ASSUMED ANNUAL RATES
                                                      PERCENT OF TOTAL                                   OF STOCK PRICE APPRECIATION
                         NUMBER OF SECURITIES           OPTIONS/SARS         EXERCISE OR                      FOR OPTION TERM (1)
                        UNDERLYING OPTIONS/SARS     GRANTED TO EMPLOYEES     BASE PRICE     EXPIRATION        -------------------
       NAME                   GRANTED (#)              IN FISCAL YEAR          ($/SH)          DATE          5%($)         10%($)
----------------              -----------              --------------          ------          ----          -----         ------
Dr. Charles W. Birkett          75,000                       34.88%            1.8125        05/14/09        85,490        216,649
                                 1,000(2)                     0.47%            5.5625        12/31/08         3,498          8,865

Charles H. Rinne                50,000                       23.26%            1.8750        06/28/09        58,959        149,413

Mary Margaret Hamlett             -0-                         N/A                N/A            N/A            N/A            N/A

Paul Richardson                 20,000                        9.30%            1.8125        05/14/09        22,797         57,773
                                 1,000(2)                     0.47%            5.5625        12/31/08         3,498          8,865


-----------------
(1) The dollar amounts under these columns result from calculations assuming the indicated growth rates in accordance with Securities and Exchange Commission regulations and are not intended to forecast the actual appreciation of the Common Stock.
(2) Granted pursuant to automatic grants to directors under the Director Plan.

OPTION EXERCISES AND VALUES

     The table below provides information as to exercises of options under the Key Personnel Plan and the Director Plan by the named executive officers reflected in the Summary Compensation Table and the year-end value of unexercised options held by such officers. The Company has granted no stock appreciation rights.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES


                                                                        NUMBER OF                     VALUE OF UNEXERCISED
                                   NUMBER OF                      UNDERLYING UNEXERCISED              IN-THE-MONEY OPTIONS
                                  SECURITIES                           OPTIONS/SARS                          /SARS
                                  UNDERLYING                        AT FISCAL YEAR-END                AT FISCAL YEAR-END($)(1)
                                   OPTIONS         VALUE       -----------------------------     -----------------------------
NAME                             EXERCISED(#)     REALIZED     EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
----                             ------------     --------     -----------     -------------     -----------     -------------
Dr. Charles W. Birkett              -0-             -0-          213,333          67,667            -0-              -0-

PAUL RICHARDSON                     -0-             -0-          158,334          22,666            -0-              -0-

MARY MARGARET HAMLETT(2)            -0-             -0-          130,800           -0-              -0-              -0-

CHARLES H. RINNE                    -0-             -0-           16,667          33,333            -0-              -0-

------------------

(1) Options are classified as "in-the-money" if the market value of the underlying Common Stock exceeds the exercise price of the option. The value of such in-the-money options is the difference between the option exercise price and $.14, the per-share market value of the underlying Common Stock as of December 31, 1999. Such amounts may not necessarily be realized. Actual values that may be realized, if any, upon the exercise of options will be based on the per-share market price of the Common Stock at the time of exercise and are thus dependent upon future performance of the Common Stock.

(2) Ms. Hamlett resigned effective June 30, 1999. Upon her resignation, Ms. Hamlett's options became fully vested and may be exercised through December 31, 2000.


DIRECTOR COMPENSATION

Directors who are not officers, employees or consultants of the Company (currently directors Nelson, O'Neil and Wallace) receive a director's fee of $10,000 annually, $1,000 per board meeting attended and $500 per committee meeting attended (except when held on the same day as board meetings). Directors who are officers or employees of the Company or its affiliates have not been compensated separately for services as a director.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

The table below sets forth, as of March 31, 2000, the number and percentage of outstanding shares of the Company's Common Stock owned by all persons known to the Company to be holders of 5% or more of such securities, by each director, by each of the executive officers named in the Summary Compensation Table herein, and by all directors and executive officers of the Company as a group. Unless otherwise indicated, all holdings are of record and beneficial.


                                                     NUMBER OF
                                                      SHARES           PERCENTAGE
                                                   BENEFICIALLY      SHARES OF TOTAL
NAME                                                 OWNED(1)        OUTSTANDING(2)
----                                                 --------        --------------
Charles W. Birkett, M.D. (3).......................... 344,882           6.0%

Mary Margaret Hamlett (4)............................. 240,715           4.3%

Paul Richardson (5)    ............................... 225,620           4.1%

Edward G. Nelson (6)..................................  23,000            *

William C. O'Neil, Jr. (6)............................  20,000            *

J. Bransford Wallace (7)..............................  17,000            *

Charles H. Rinne (8)..................................  16,667            *

All directors and executive officers as a group
 (7 persons) (10)..................................... 887,884          16.2%

-----------------------
*     less than 1%
(1) Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws, where applicable.
(2) The percentages shown are based on 5,491,693 shares of Common Stock outstanding plus, as to each individual and group listed, the number of shares of Common Stock deemed to be owned by such holder pursuant to Rule 13d-3 under the Exchange Act, assuming exercise of options held by such holder that are exercisable within 60 days of March 31, 2000.
(3) Includes 85,000, 50,000, 50,000 and 50,000 shares purchasable upon exercise of options at exercise prices of $9.50, $9.75, $10.0625 and $1.8125 per share, respectively, issued under the Key Personnel Plan and 15,000, 1,000, 1,000, 1,000, 1,000, 667, and 333 shares purchasable upon exercise of options at exercise prices of $9.50, $13.125, $11.125, $7.125, $8.3125, $5.5625 and $.15 per share, respectively, issued under the 1994 Nonqualified Stock Option Plan for Directors (the "Director Plan").
(4) Includes 65,000, 20,000, and 25,000 shares purchasable upon exercise of options at exercise prices of $9.50, $9.75, and $10.0625 per share, respectively, issued under the Key Personnel Plan and 15,000, 1,000, 1,000, 1,000, 1,000, and 1,000 shares purchasable upon exercise of options at exercise prices of $9.50, $13.125, $11.125, $7.125, $8.3125, and
      $5.5625 per share, respectively, issued under the Director Plan. Ms. Hamlett resigned as Director, Executive Vice President, Secretary and Chief Financial Officer effective June 30, 1999.

(5) Includes 85,000, 30,000, 25,000 and 13,333 shares purchasable upon exercise of options at exercise prices of $9.50, $9.75, $10.0625 and $1.8125 per share, respectively, issued under the Key Personnel Plan and 15,000, 1,000, 1,000, 1,000, 1,000, 667 and 333 shares purchasable upon exercise of options at exercise prices of $9.50, $13.125, $11.125, $7.125, $8.3125, $5.5625 and $.15 per share, respectively, issued under the Director Plan.
(6)   Includes 15,000, 1,000, 1,000, 1,000, 1,000, 667, and 333 shares purchasable upon exercise of options at exercise prices of $9.50, $13.125, $11.125, $7.125, $8.3125, $5.5625 and $.15 per share, respectively, issued under the Director Plan.
(7) Includes 15,000, 1,000, 667 and 333 shares purchasable upon exercise of options at an exercise price of $9.25, $8.3125, $5.5625, and $.15 per share issued under the Director Plan. Mr. Wallace was elected to fill a vacancy on the Board of Directors on February 24, 1997.
(8) Includes 16,667 shares purchasable upon exercise of options at an exercise price of $1.875 issued under the Key Personnel Plan.
(9) Includes 8,333 shares purchasable upon exercise of options at an exercise price of $1.75 per share issued under the Key Personnel Plan.
(10) Includes 405,000 and 97,000 shares purchasable upon exercise of options issued under the Key Personnel Plan and the Director Plan, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

COUNSEL CORPORATION RELATIONSHIP

Advocat was organized in 1994 with the transfer of the long-term care business of Counsel and Diversicare Inc. ("Diversicare") to the Company. In an initial public offering on May 10, 1994 (the "Offering"), 100% of the Company's Common Stock was sold to the public. Following the Offering, neither Counsel nor Diversicare retained any ownership interest in the Company. Various agreements among the parties (the "Transfer Agreements") governed the Offering and the transfer of certain assets of Counsel and Diversicare to the Company. The Transfer Agreements and certain subsequent agreements and amendments continue to govern various other matters between the Company and Counsel.

Pursuant to the Transfer Agreements, the Company received the outstanding capital stock of a Counsel subsidiary that held the general partnership interest in a nursing home partnership managed by Advocat and leasehold interests in all of the nursing homes and retirement centers then owned or leased by Counsel. Eleven facilities owned by Counsel are now leased by the Company under three separate leases as follows:


                                                                       APPROXIMATE
            NUMBER OF                        INITIAL OR CURRENT        BASE RENTAL
            FACILITIES      LOCATION            LEASE TERM              PAYMENT
            ----------      --------            ----------              -------
               3             Florida        through August 2002      $963,000/year*

               3             Texas          through May 2004         $205,000/year

               5             Canada         through May 2004         $935,000/year

----------------
 *  Subject to yearly increases not to exceed 5% of the prior year's rent.

Pursuant to the Transfer Agreements, Advocat received a management agreement covering seven Canadian facilities affiliated with Counsel. The management agreement is for a term of 10 years through April 2004, with base management fees equal to approximately $692,000 per year (at the December 31, 1999 exchange rate) and an additional incentive management fee equal to 11.8% of net operating income as defined. Management fees generated under this contract in 1999 were approximately $1.2 million.

Pursuant to the Transfer Agreements, the Company received the leases and all leasehold rights and obligations thereunder previously held by Counsel with respect to 19 nursing homes and two assisted living facilities leased from Omega Healthcare Investors, Inc. ("Omega") under a master lease. In connection therewith, Advocat provided a replacement security deposit letter of credit in the amount of $3.8 million in favor of Omega, assumed all future obligations with respect to the master lease, and agreed to indemnify Counsel and its affiliates with respect to any obligations related to the master lease. The Company also leases from Counsel three Florida facilities encumbered by a participating mortgage in favor of Omega.

The Company owns all of the outstanding stock of Diversicare General Partner, Inc. ("DGPI"), the corporate General partner of Texas Diversicare Limited Partnership, a Texas limited partnership ("TDLP"), which owns six nursing homes. At the time of the Offering, Counsel and various affiliates owned approximately 31% of the limited partnership interests of TDLP. The Company also received a mortgage on the TDLP properties of approximately $7.3 million, which mortgage calls for monthly principal and interest payments of $73,500. The mortgage balance at December 31, 1999 was approximately $6.7 million.

The Company has provided a cash flow guarantee to TDLP in a Partnership Services Agreement dated November 2, 1990 (the "TDLP Services Agreement"), obligating the Company to provide monthly, interest-free loans to TDLP (the "Cash Flow Loans") to the extent that 99% of Distributable Cash (as defined in the TDLP Services Agreement) is less than the Guaranteed Monthly Return (as defined in the TDLP Services Agreement). Any Cash Flow Loans made to TDLP will be repaid to the extent that 99% of Distributable Cash exceeds the Guaranteed Monthly Return. The obligation of the Company to TDLP under the cash flow guarantee terminates on August 31, 2001, and any remaining amounts outstanding under the Cash Flow Loans will be forgiven on that date. As of December 31, 1999, the outstanding amount of Cash Flow Loans was approximately $5.6 million. In addition, approximately $1.1 million of management fees due the Company were unpaid at December 31, 1998. Reflecting payment of these management fees would result in a corresponding increase in the Cash Flow Loans. Over the life of TDLP through December 31, 1999, the Company and its predecessors have earned additional management fees in the amount of approximately $3.0 million and have recognized principal amounts under the mortgage in the amount of $774,000. These amounts have been recorded as paid, and there have been corresponding increases to the recorded advances to TDLP as a result. The Company considers such amounts reversible to the extent they have been funded with advances to TDLP.

Under TDLP's Amended and Restated Partnership Agreement dated August 30, 1991 (the "TDLP Partnership Agreement"), the limited partners of TDLP have the right to cause DGPI to repurchase up to 10% of their partnership units annually for five years (up to a maximum of 50% of the total partnership units outstanding) beginning in January 1997 (the "Put Option"). The 10% maximum per year is not cumulative. The purchase price for the partnership units is based on the "Adjusted Net Unit Price" (as defined in the TDLP Partnership Agreement) plus DGPI's assumption of a pro rata portion of the Cash Flow Loans and the mortgage receivable. Units purchased by DGPI under the Put Option do not have voting rights with respect to any matters coming before TDLP's limited partners. Pursuant to its repurchase obligation under the Put Option, the Company purchased 2.6% of the TDLP's partnership units in January 1999 and 10% in both January 1998 and January 1997 for approximately $160,000, $625,000, and $650,000 in cash, respectively, plus assumption of pro rata portions of the Cash Flow Loans of $110,000, $320,000, and $270,000, respectively, and the mortgage receivable of approximately $180,000, $700,000, and $710,000, respectively. No partnership units were put to the Company for repurchase in January 2000. It is uncertain whether the Company will be required to repurchase additional partnership units in January 2001 (and assume additional amounts under the Cash Flow Loans and mortgage receivable) and to make additional Cash Flow Loans.

Diversicare Canada Management Services Co., Inc., an indirect, wholly-owned subsidiary of the Company ("DCMS"), manages two facilities owned by Diversicare VI, an affiliate of Diversicare, pursuant to a Management and Guaranteed Return Loan Agreement dated as of November 30, 1985, as amended (the "Guaranteed Return Loan Agreement"), which expires on December 31, 2005. In connection with the Guaranteed Return Loan Agreement, DCMS loaned Diversicare VI approximately $800,000 to repay indebtedness to Counsel and, additionally, $750,000 to make expansions and improvements upon the two managed facilities. These loans are secured by second, third and fourth mortgage security interests in the assets of Diversicare VI. Each loan bears interest at 8% and is being repaid over the life of the Guaranteed Return Loan Agreement. The balance due from Diversicare VI with respect to these loans totaled approximately $929,000 at December 31, 1999.

In addition, DCMS has guaranteed certain cash flow deficiencies and quarterly return obligations of Diversicare VI through a guarantee period, which expires on December 31, 2005 (the "Guaranteed Period"). Pursuant to its guarantees, DCMS is obligated to make interest-free loans to Diversicare VI (the "Cash Flow Deficiency Loans" and the "Guaranteed Return Loans") recoverable during the Guaranteed Period. Any amounts outstanding under the Cash Flow Deficiency Loans and the Guaranteed Return Loans remaining unpaid at the end of the Guaranteed Period will be forgiven by DCMS. Through December 31, 1999, there was no outstanding balance under either the Cash Flow Deficiency Loans or the Guaranteed Return Loans. DCMS holds a security interest in certain distributable cash in Diversicare VI to secure repayment of the Cash Flow Deficiency Loans and Guaranteed Return Loans during the Guarantee Period.

Under the Guaranteed Return Loan Agreement, DCMS is entitled to receive a management incentive fee through the Guarantee Period based on Diversicare VI's distributable cash and proceeds of sales or refinancings, net of various expenses and distributions. Pursuant to an Agreement with DCMS dated February 6, 1995, Counsel is entitled to receive 50% of DCMS's incentive management fees payable under the Guaranteed Return Loan Agreement after payment to DCMS of $107,000 Canadian (approximately $74,000 U.S.) per year. The Guaranteed Return Loan Agreement generated revenues to DCMS for the year ended December 31, 1999 of approximately $557,000, including management incentive fees. During the Guarantee Period, DCMS may not distribute to its shareholder (Diversicare Leasing Corp., a wholly-owned subsidiary of Advocat) more than 25% of DCMS's pre-tax profits.

Pursuant to the Transfer Agreements, the Company has been granted the right to offset against payments owed from the Company to Counsel and Counsel has been granted the right to offset against payments owned from Counsel to the Company, up to $1.0 million Canadian (approximately $692,000 U.S.) per year to the extent that either party does not receive the payment of the obligations owned by either party to the other. The terms of the offset agreement provide that the party exercising offset rights will not be in default with respect to its obligations to the other party to the extent such obligations are not paid pursuant to the provisions of the offset. The obligations of the Company to Counsel under the leases and management contracts between the Company and Counsel provide that a default under one agreement constitutes a default under each of the leases and management contracts.

In February 1996, Counsel made certain claims with respect to the leases and management contracts to which it and the Company are a party. The Company's Board of Directors created a special committee of Directors not affiliated with management of the Company or Counsel to review such claims. During the year, the special committee reviewed various documentation and met with representatives from both the Company and Counsel. As a result of the work of the special committee, Counsel voluntarily withdrew one of the two claims made against the Company. In November 1996, Mr. Silber and Mr. Sonshine resigned from the Board of Directors of the Company, and subsequently, the special committee concluded its review of these matters. In February 1997, the remaining claim by Counsel was submitted to the American Arbitration Association under the alternative resolution dispute provisions of the original management contract, which claim was settled in the Company's favor during 1998.

CERTAIN TRANSACTIONS

Mr. Wallace, a director of the Company is Chairman Emeritus of Willis Corporation ("Willis"). Beginning in early 2000, Willis provides the Company with substantially all of its liability insurance and provides the Company with certain bonds required in the operation of the Company's business. The Company believes the cost of these products and services are consistent with the cost from an independent third-party. Mr. Wallace abstains from voting with respect to all transactions between the Company and Willis.

Dr. Birkett and Mr. Richardson each own a 4% interest in The Concorde Joint Venture ("Concorde") a retirement home located in Penticton, British Columbia. The Company has approximately 32% equity interest in Concorde. The Company also manages Concorde pursuant to a 5 year management agreement which provides for management fees of 3% of gross revenues plus 5% of operating income. During 1999, the Concorde paid $60,000 (Canadian) in management fees to the Company. The Company believes the terms of the management agreement are consistent with similar management agreements between unrelated parties.

In connection with an acquisition, effective October 1, 1997, the Company entered into leases with or obtained subleases from the former principal owners of Pierce Management Group with respect to 14 assisted living facilities, an office building, and a manager's home. These leases provide for annual payments of approximately $4.0 million. Effective with the acquisition, Guy Pierce and A. Steve Pierce entered into a two-year employment agreement and a three-year consulting agreement, respectively, with the Company. Although his employment agreement has expired, Guy Pierce continues in the employ of the Company overseeing the Company's assisted living operations in the United States.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Company's Compensation Committee consists of directors Nelson and O'Neil. Former director Morris A. Perlis, an affiliate of Counsel Corporation (together with various of its subsidiaries, "Counsel"), served on the Compensation Committee through May 1995. Former directors Silber and Sonshine are officers and directors of Counsel and certain of its subsidiaries. Mr. Silber and Mr. Sonshine resigned as Directors of the Company on November 26, 1996, at which time the size of the Board of Directors was reduced from eight to six members. Ms. Hamlett resigned as Director of the Company effective June 30, 1999, at which time the size of the Board of Directors was reduced from six to five members.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ADVOCAT INC.



/s/James F. Mills, Jr.
-------------------------------------------------------------
James F. Mills, Jr.
Vice President and Controller, Acting Chief Financial Officer
(Principal Financial and Accounting Officer)
May 1, 2000