Form 10-Q
period 2000-03-31
ADVOCAT INC
filed 2000-05-15
CIK 919956

                     UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                  WASHINGTON, D.C.  20549


                                         FORM 10-Q

CHECK ONE:

 [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2000
                                                 --------------

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

                                    5,491,621
--------------------------------------------------------------------------------
       (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF MAY 8, 2000)

                         PART I.  FINANCIAL INFORMATION

ITEM 1  -  FINANCIAL STATEMENTS

                                  ADVOCAT INC.
                       INTERIM CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS AND UNAUDITED)

                                                             MARCH 31,    DECEMBER 31,
                                                               2000          1999
                                                             --------      --------
CURRENT ASSETS:
   Cash and cash equivalents                                 $  2,878      $  1,913
   Receivables, less allowance for doubtful
        accounts of $5,400 and $4,958,
        respectively                                           11,936        11,719
   Inventories                                                    852           754
   Prepaid expenses and other assets                            1,832           813
                                                             --------      --------
            Total current assets                               17,498        15,199
                                                             --------      --------

PROPERTY AND EQUIPMENT, at cost                                87,968        87,667
   Less accumulated depreciation
        and amortization                                      (20,160)      (19,015)
                                                             --------      --------
            Net property and equipment                         67,808        68,652
                                                             --------      --------

OTHER ASSETS:
   Deferred financing and other costs, net                        852           939
   Assets held for sale or redevelopment                        1,476         1,476
   Investments in and receivables from joint ventures           8,454         8,126
   Other                                                        1,734         1,793
                                                             --------      --------
            Total other assets                                 12,516        12,334
                                                             --------      --------
                                                             $ 97,822      $ 96,185
                                                             ========      ========




                                   (Continued)

                                  ADVOCAT INC.

                       INTERIM CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS AND UNAUDITED)
                                   (CONTINUED)

                                                             MARCH 31,    DECEMBER 31,
                                                               2000          1999
                                                             --------      --------
CURRENT LIABILITIES:
   Current portion of long-term debt                         $ 53,529      $ 53,098
   Trade accounts payable                                       7,382         7,984
   Accrued expenses:
        Payroll and employee benefits                           4,143         4,001
        Interest                                                  221           221
        Self-insurance reserves                                 3,380         3,508
        Other                                                   4,403         3,086
                                                             --------      --------
            Total current liabilities                          73,058        71,898
                                                             --------      --------

NONCURRENT LIABILITIES:
   Long-term debt, less current portion                         7,762         7,827
   Deferred gains with respect to leases, net                   2,985         3,047
   Self-insurance reserves, less current portion                2,783         2,268
   Other                                                        4,870         4,878
                                                             --------      --------
            Total noncurrent liabilities                       18,400        18,020
                                                             --------      --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, authorized 1,000,000 shares,
        $.10 par value, none issued and outstanding                --            --
   Common stock, authorized 20,000,000 shares,
        $.01 par value, 5,492,000 issued and outstanding
        at March 31, 2000 and December 31, 1999                    55            55
   Paid-in capital                                             15,907        15,907
   Accumulated deficit                                         (9,598)       (9,695)
                                                             --------      --------
            Total shareholders' equity                          6,364         6,267
                                                             --------      --------
                                                             $ 97,822      $ 96,185
                                                             ========      ========


   The accompanying notes are an integral part of these interim consolidated balance sheets.

                                  ADVOCAT INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, AND UNAUDITED)


                                                                          THREE MONTHS
                                                                         ENDED MARCH 31,
                                                                       --------------------
                                                                        2000         1999
                                                                       -------     --------
REVENUES:
   Patient revenues                                                     35,972     $ 36,854
   Resident revenues                                                    10,425        8,905
   Management fees                                                         901          919
   Interest                                                                 40           34
                                                                       -------     --------
        Net revenues                                                    47,338       46,712
                                                                       -------     --------
EXPENSES:
   Operating                                                            36,425       37,723
   Lease                                                                 5,276        4,901
   General and administrative                                            2,817        2,735
   Interest                                                              1,454        1,307
   Depreciation and amortization                                         1,234        1,148
                                                                       -------     --------
        Total expenses                                                  47,206       47,814
                                                                       -------     --------
INCOME (LOSS) BEFORE INCOME TAXES                                          132       (1,102)

PROVISION (BENEFIT) FOR INCOME TAXES                                        47         (396)
                                                                       -------     --------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE                                        85         (706)
CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE, NET OF TAX                                        -0-         (277)
                                                                       -------     --------
NET INCOME (LOSS)                                                      $    85     $   (983)
                                                                       =======     ========

BASIC EARNINGS (LOSS) PER SHARE:

   Income (loss) before accounting change                              $   .02     $   (.13)
   Cumulative effect of change in accounting principle, net of tax          --         (.05)
                                                                       -------     --------
   Net income (loss)                                                   $   .02     $   (.18)
                                                                       =======     ========
DILUTED EARNINGS (LOSS) PER SHARE
   Income (loss) before accounting change                              $   .02     $   (.13)
   Cumulative effect of change in accounting principle, net of tax          --         (.05)
                                                                       -------     --------
   Net income (loss)                                                   $   .02     $   (.18)
                                                                       =======     ========
WEIGHTED AVERAGE SHARES:
   Basic                                                                 5,492        5,399
                                                                       =======     ========
   Diluted                                                               5,492        5,399
                                                                       =======     ========

   The accompanying notes are an integral part of these interim consolidated financial statements.

                                  ADVOCAT INC.

             INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                          (IN THOUSANDS AND UNAUDITED)

                                                 THREE MONTHS
                                                ENDED MARCH 31,
                                                ---------------
                                                2000       1999
                                                ----      -----
NET INCOME (LOSS)                               $ 85      $(983)
                                                ----      -----
OTHER COMPREHENSIVE INCOME:
   Foreign currency translation adjustments       19         74
   Income tax expense                             (7)       (27)
                                                ----      -----
                                                  12         47
                                                ----      -----
COMPREHENSIVE INCOME (LOSS)                     $ 97      $(936)
                                                ====      =====











   The accompanying notes are an integral part of these interim consolidated financial statements.

                                  ADVOCAT INC.

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)

                                                                      THREE MONTHS
                                                                     ENDED MARCH 31,
                                                                 --------------------
                                                                  2000         1999
                                                                 -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                             $    85      $  (983)
   Items not involving cash:
        Depreciation and amortization                              1,234        1,148
        Provision for doubtful accounts                              819          729
        Equity (earnings) loss in joint ventures                     (59)          32
        Amortization of deferred balances                           (150)          (4)
        Deferred income taxes                                        -0-         (149)
        Write off pursuant to change in accounting principle         -0-          433
   Changes in other assets and liabilities:
        Receivables                                               (1,036)       1,778
        Inventories                                                  (99)        (108)
        Prepaid expenses and other assets                         (1,026)         489
        Trade accounts payable and accrued expenses                1,181          756
        Other                                                         16          (29)
                                                                 -------      -------
             Net cash provided by operating activities               965        4,092
                                                                 -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net                         (368)      (1,446)
   Investment in TDLP                                                -0-         (157)
   Mortgages receivable, net                                         273          137
   Deposits, pre-opening costs and other                            (207)        (361)
   Investment in and advances to joint ventures, net                (322)        (273)
   TDLP partnership distributions                                     53           72
                                                                 -------      -------
        Net cash used in investing activities                       (571)      (2,028)
                                                                 -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net proceeds from (repayment of) bank line of credit              750       (3,490)
   Proceeds from issuance of debt obligations                        -0-          636
   Repayment of debt obligations                                    (384)        (187)
   Advances from (to) TDLP, net                                      182          (50)
   Increase in lease obligations                                      23           47
   Financing costs                                                   -0-          (85)
                                                                 -------      -------
        Net cash provided by (used in) financing activities          571       (3,129)
                                                                 -------      -------




                                   (Continued)

                                  ADVOCAT INC.

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)
                                   (CONTINUED)


                                                                    THREE MONTHS
                                                                   ENDED MARCH 31,
                                                                 --------------------
                                                                  2000         1999
                                                                 -------      -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 $   965      $(1,065)

CASH AND CASH EQUIVALENTS, beginning of period                     1,913        2,347
                                                                 -------      -------

CASH AND CASH EQUIVALENTS, end of period                         $ 2,878      $ 1,282
                                                                 =======      =======
SUPPLEMENTAL INFORMATION:
      Cash payments of interest                                  $ 1,519      $ 1,598
                                                                 =======      =======
      Cash payments (refunds) of income taxes, net               $    18      $  (443)
                                                                 =======      =======


Advocat received net benefit plan deposits and earnings and recorded net benefit plan liabilities of $52,000 in the three month period ended March 31, 1999. During 1999, the Company's Supplemental Executive Retire Plan ("SERP") was terminated. In connection therewith, the Company distributed the net benefit plan deposits and relieved the net benefit plan liabilities.

   The accompanying notes are an integral part of these interim consolidated financial statements.

                                  ADVOCAT INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2000 AND 1999

1.     BUSINESS

Advocat Inc. (together with its subsidiaries, "Advocat" or the "Company") provides long-term care services to nursing home patients and residents of assisted living facilities in 12 states, primarily in the Southeast, and four Canadian provinces. The Company's facilities provide a range of health care services to their patients and residents. In addition to the nursing, personal care and social services usually provided in long-term care facilities, the Company offers a variety of comprehensive rehabilitation services as well as medical supply and nutritional support services.

As of March 31, 2000, the Company operates 120 facilities consisting of 65 nursing homes with 7,307 licensed beds and 55 assisted living facilities with 5,412 units. The Company owns seven nursing homes, leases 36 others, and manages 22 nursing homes. The Company owns 16 assisted living facilities, leases 25 others, and manages the remaining 14 assisted living facilities. The Company holds a minority interest in seven of these managed assisted living facilities. The Company operates 51 nursing homes and 33 assisted living facilities in the United States and 14 nursing homes and 22 assisted living facilities in Canada. The Company operates facilities in Alabama, Arkansas, Florida, Georgia, Kentucky, North Carolina, Ohio, South Carolina, Tennessee, Texas, Virginia, West Virginia and the Canadian provinces of Alberta, British Columbia, Nova Scotia and Ontario.

In recent periods, the long-term health care environment has undergone substantial change with regards to reimbursement and other payor sources, compliance regulations, competition among other health care providers and relevant patient liability issues. The Company continually monitors these industry developments as well as other factors that affect its business. See
Item 2 for further discussion of recent changes in the long-term health care industry and the related impact on the operations of the Company.

2.     BASIS OF FINANCIAL STATEMENTS

The interim consolidated financial statements for the three month periods ended March 31, 2000 and 1999, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all adjustments necessary to present fairly the financial position at March 31, 2000 and the results of operations and the cash flows for the three month periods ended March 31, 2000 and 1999.

The results of operations for the three month periods ended March 31, 2000 and 1999 are not necessarily indicative of the operating results for the entire respective years. These interim financial statements should be read in connection with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficit of $55.6 million as of March 31, 2000. The Company also has limited resources available to meet its operating, capital expenditure and debt service requirements during 2000. As of December 31, 1999, and through the date of the filing of this Form 10-Q, the Company is not in compliance with certain debt covenants which would allow the holders of substantially all of the Company's debt to demand immediate principal repayments. Although the Company does not anticipate that such demand will be made, the continued forbearance on the part of the Company's lenders cannot be assured at this time. Accordingly, the Company has classified the related debt principal amounts as current liabilities in the accompanying interim consolidated financial statements as of March 31, 2000, and December 31, 1999. Given that events of default exist under the Company's working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances. The Company is also not in compliance with certain covenants applicable to the lease agreements covering a majority of its United States nursing facilities. Under the agreements, the lessor has the right to terminate the lease agreements and seek recovery of any related financial losses as well as other remedies. At a minimum, the Company's cash requirements over the next 12 months include funding operations, capital expenditures, scheduled debt service and working capital requirements. No assurance can be given that the Company will have sufficient cash to meet its requirements for the next 12 months. The Company is currently discussing potential restructuring and refinancing alternatives with its lenders and primary lessor. If the Company's lenders force immediate repayment, the Company would not be able to repay the related debt outstanding. The Company is unable to predict if it will be successful in reducing operating losses, in negotiating waivers, amendments, or refinancings of outstanding debt or lease commitments, or if the Company will be able to meet any amended financial covenants in the future. Any demands for repayment by lenders or the inability to obtain waivers or refinance the related debt would have a material adverse impact on the financial position, results of operations and cash flows of the Company. If the Company is unable to generate sufficient cash flow from its operations or successfully negotiate debt or lease amendments, it will explore a variety of other options, including, but not limited to, other sources of equity or debt refinancings, asset dispositions, or relief under the United States bankruptcy code. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

3.     CHANGE IN ACCOUNTING PRINCIPLE

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133, as amended by SFAS No. 127, "Deferral of the Effective Date of SFAS No. 133," is effective for fiscal quarters beginning after June 15, 2000. The impact of the adoption of SFAS No. 133 is not expected to have a material impact on the Company's results of operations or financial position.

Effective January 1, 1999, the Company adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5, issued by the Accounting Standards Executive Committee, requires that the cost of start-up activities be expensed as these costs are incurred. Start- up activities include one-time activities and organization costs. Upon adoption, the Company incurred a pre-tax charge to income of $433,000 ($277,000 net of tax), representing the write off of all previously deferred balances. This write off has been reported as the cumulative effect of a change in accounting principle in the accompanying interim consolidated statement of operations.

4.     RECLASSIFICATIONS

Certain amounts in the 1999 interim financial statements have been reclassified to conform with the 2000 presentation.

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

Information with respect to the accumulated other comprehensive income balance is presented below:

                                                      THREE MONTHS
                                                     ENDED MARCH 31,
                                                 ------------------------
                                                   2000           1999
                                                 ---------      ---------
Foreign currency items:
    Beginning balance                            $(173,000)     $(412,000)
    Current-period change, net of income tax        12,000         47,000
                                                 ---------      ---------
    Ending balance                               $(161,000)     $(365,000)
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

                                             THREE MONTHS
                                            ENDED MARCH 31,
                                        ----------------------
             (IN THOUSANDS)               2000          1999
                                        --------      --------
Net revenues:
    U.S. nursing homes                  $ 35,376      $ 36,516
    U.S. assisted living facilities        8,033         6,622
    Canadian operations                    3,930         3,627
    Corporate                                 (1)          (53)
                                        --------      --------
        Total                           $ 47,338      $ 46,712
                                        ========      ========

Depreciation and amortization:
    U.S. nursing homes                  $    696      $    602
    U.S. assisted living facilities          423           442
    Canadian operations                       98            85
    Corporate                                 17            19
                                        --------      --------
        Total                           $  1,234      $  1,148
                                        ========      ========

Operating income (loss):
    U.S. nursing homes                  $    227      $ (1,035)
    U.S. assisted living facilities          104            53
    Canadian operations                      388           396
    Corporate                               (587)         (516)
                                        --------      --------
        Total                           $    132      $ (1,102)
                                        ========      ========



                                        MARCH 31,   DECEMBER 31,
                                          2000          1999
                                        --------      --------
Long-lived assets:
    U.S. nursing homes                  $ 32,362      $ 32,777
    U.S. assisted living facilities       34,053        34,332
    Canadian operations                   12,775        12,933
    Corporate                              1,134           944
                                        --------      --------
        Total                           $ 80,324      $ 80,986
                                        ========      ========
Total assets:
    U.S. nursing homes                  $ 54,805      $ 55,796
    U.S. assisted living facilities       36,798        36,309
    Canadian operations                   16,195        16,737
    Corporate                              1,719         1,134
    Eliminations                         (11,695)      (13,791)
                                        --------      --------
        Total                           $ 97,822      $ 96,185
                                        ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Advocat Inc. (together with its subsidiaries, "Advocat" or the "Company") provides long-term care services to nursing home patients and residents of assisted living facilities in 12 states, primarily in the Southeast, and four Canadian provinces. The Company's facilities provide a range of health care services to their patients and residents. In addition to the nursing, personal care and social services usually provided in long-term care facilities, the Company offers a variety of comprehensive rehabilitation services as well as medical supply and nutritional support services. The Company completed its initial public offering in May 1994; however, its operational history can be traced to February 1980 through common senior management who were involved in different organizational structures.

As of March 31, 2000, the Company operates 120 facilities, consisting of 65 nursing homes with 7,307 licensed beds and 55 assisted living facilities with 5,412 units. In comparison, at March 31, 1999, the Company operated 119 facilities composed of 66 nursing homes containing 7,458 licensed beds and 53 assisted living facilities containing 4,793 units. As of March 31, 2000, the Company owns seven nursing homes, leases 36 others and manages the remaining 22 nursing homes. Additionally, the Company owns 16 assisted living facilities, leases 25 others and manages the remaining 14 assisted living facilities. The Company holds a minority interest in seven of these managed assisted living facilities. The Company operates 51 nursing homes and 33 assisted living facilities in the United States and 14 nursing homes and 22 assisted living facilities in Canada.

Basis of Financial Statements. The Company's patient and resident revenues consist of the fees charged for the care of patients in the nursing homes and residents of the assisted living facilities owned and leased by the Company. Management fee revenues consist of the fees charged to the owners of the facilities managed by the Company. The management fee revenues are based on the respective contractual terms of the Company's management agreements, which generally provide for management fees ranging from 3.5% to 6.0% of the net revenues of the managed facilities. As a result, the level of management fees is affected positively or negatively by the increase or decrease in the average occupancy level rates of the managed facilities. The Company's operating expenses include the costs, other than lease, depreciation and amortization expenses, incurred in the operation of the nursing homes and assisted living facilities owned and leased by the Company. The Company's general and administrative expenses consist of the costs of the corporate office and regional support functions, including the costs incurred in providing management services to other owners. The Company's depreciation, amortization and interest expenses include all such expenses across the range of the Company's operations.

RESULTS OF OPERATIONS

The following tables present the unaudited interim statements of operations and related data for the three months ended March 31, 2000 and 1999.

      (IN THOUSANDS)                          THREE MONTHS
                                             ENDED MARCH 31,
                                          --------------------
                                           2000         1999       CHANGE         %
                                          -------     --------     -------      ------
 REVENUES:
       Patient revenues                   $35,972     $ 36,854        (882)       (2.4)
       Resident revenues                   10,425        8,905       1,520        17.1
       Management fees                        901          919         (18)       (2.0)
       Interest                                40           34           6        17.6
                                          -------     --------      ------
               Net revenues                47,338       46,712         626         1.3
                                          -------     --------      ------
EXPENSES:
       Operating                           36,425       37,723      (1,298)       (3.4)
       Lease                                5,276        4,901         375         7.7
       General and administrative           2,817        2,735          82         3.0
       Interest                             1,454        1,307         147        11.2
       Depreciation and amortization        1,234        1,148          86         7.5
                                          -------     --------      ------
               Total expenses              47,206       47,814        (608)       (1.3)
                                          -------     --------      ------
 INCOME (LOSS) BEFORE INCOME TAXES            132       (1,102)      1,234         N/A
 PROVISION (BENEFIT) FOR INCOME TAXES          47         (396)        443         N/A
                                          -------     --------      ------
 INCOME (LOSS) BEFORE CUMULATIVE
    EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                       85         (706)        791         N/A
 CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE,
    NET OF TAX                                -0-         (277)        277         N/A
                                          -------     --------      ------
 NET INCOME (LOSS)                        $    85     $   (983)      1,068         N/A
                                          =======     ========      ======


PERCENTAGE OF NET REVENUES                    THREE MONTHS
                                             ENDED MARCH 31,
                                          --------------------
                                           2000         1999
                                          ------       ------
 REVENUES:
       Patient revenues                     76.0%        78.9%
       Resident revenues                    22.0         19.0
       Management fees                       1.9          2.0
       Interest                              0.1          0.1
                                          ------       ------
               Net revenues                100.0%       100.0%
                                          ------       ------
OPERATING EXPENSES:
       Operating                            76.9         80.8
       Lease                                11.1         10.5
       General and administrative            6.0          5.8
       Interest                              3.1          2.8
       Depreciation and amortization         2.6          2.5
                                          ------       ------
               Total expenses               99.7        102.4
                                          ------       ------
 INCOME (LOSS) BEFORE INCOME TAXES            .3         (2.4)
 PROVISION (BENEFIT) FOR INCOME TAXES         .1         (0.9)
                                          ------       ------
 INCOME (LOSS) BEFORE CUMULATIVE
    EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                      .2         (1.5)
 CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE,
    NET OF TAX                                --         (0.6)
                                          ------       ------
 NET INCOME (LOSS)                            .2%        (2.1)%
                                          ======       ======

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1999

Medicare Reimbursement Changes. During 1997, the Federal government enacted the Balanced Budget Act of 1997 ("BBA"), which contains numerous Medicare and Medicaid cost-saving measures. The BBA requires that nursing homes transition to a prospective payment system ("PPS") under the Medicare program during a three-year "transition period," which began for most of the Company's facilities on January 1, 1999. In general, PPS provides a standard payment for Medicare Part A services to all providers regardless of their current costs. PPS creates an incentive for providers to reduce their costs, and management has reduced operating expenses in an effort to offset the revenue reductions resulting from PPS. Revenues and expenses have been reduced significantly from the levels prior to PPS.

Cost restrictions placed on the provision of rehabilitation (ancillary) services as a result of the BBA have also been significant. Beginning in January 1998, the allowable costs for cost reimbursement components of Medicare Part B services became subject to a limitation factor of 90.0% of actual cost. In 1999, the cost reimbursement system for rehabilitation services has been replaced by a system of fee screens that effectively limit reimbursement and place caps on the maximum fees that may be charged for therapy services. Historically, the Company subcontracted the provision of these therapy services. However, in response to the deep cuts in fees for service, the Company's therapy subcontractor exited the business. In June 1999, the Company began providing such services in-house. The Company anticipates that this will further negatively impact operations, although the ultimate effect cannot yet be reasonably estimated. These changes with respect to Part B reimbursement have combined to cause a dramatic decrease in the Company's ancillary services revenues and expenses.

To date, one of the major impacts on the Company from PPS and other BBA reimbursement changes has been the indirect impact of Medicare occupancy declines, which have reduced the amount of overhead absorbed under the Company's Medicare operations. With respect to Medicare therapy allowable cost and fee reductions, the Company estimates that net operations have been negatively impacted in both 2000 and 1999 and will continue to be negatively impacted beyond 2000 as a result of the changes brought about under BBA. However, since PPS and other changes brought about by the BBA are still an evolving process, the ultimate impact of the BBA cannot be known with certainty at this time.

These changes that have occurred as a result of the administrative implementation of the guidelines contained in the BBA have affected the entire long-term care industry. Under the BBA, Medicare expenditures by the Federal government have been cut approximately 20.0%. This has been a sudden, drastic blow to the industry. Other providers who relied more heavily on the provision of services to higher acuity patients have been impacted more severely than the Company. There have already been several major bankruptcy filings. Without remediation, the long-term effect on the industry is expected to be catastrophic.

As the impact of these changes upon both providers and beneficiaries has become known, there has been growing political awareness of a need to re-examine the drastic cuts that have been implemented. On November 29, 1999 President Clinton signed into law a budget agreement that restores $2.7 billion in Medicare funding over three years. The bill contains several components that become effective at various times over the three year period. As a result of the legislation, individual nursing facilities will have the option, for cost reporting years beginning after December 29, 1999, of continuing under the current PPS transition formula or adopting the full federal PPS per diem. During 2000, the Company has elected to adopt the full federal PPS per diem on several facilities. In addition, the bill provides a two-year moratorium on the Part B therapy caps beginning January 1, 2000 , and it also provides increases in the per diems for the care of certain groups of patients. The Company is continuing to evaluate the impact of the legislation on its operations. However, there is no expectation by management that the relief will be sufficient to restore the economic viability the industry needs.

While federal regulations do not provide states with grounds to curtail funding of their Medicaid cost reimbursement programs due to state budget deficiencies, states have nevertheless curtailed funding in such circumstances in the past. The United States Supreme Court ruled in 1990 that healthcare providers could use the Boren Amendment to require states to comply with their legal obligation to adequately fund Medicaid programs. The BBA repeals the Boren Amendment and authorizes states to develop their own standards for setting payment rates. It requires each state to use a public process for establishing proposed rates whereby the methodologies and justifications used for setting such rates are available for public review and comment. This requires facilities to become more involved in the rate setting process since failure to do so may interfere with a facility's ability to challenge rates later. As a result, the Company expects states to continue to attempt to reduce spending under the Medicaid programs.

The Company will attempt to maximize the revenues available to it from governmental sources within the changes that have occurred and will continue to occur under the BBA. In addition, the Company will attempt to increase revenues from non-governmental sources, including expansion of its assisted living and Canadian operations to the extent capital is available to do so, if at all. However, current levels of, or further reductions in, government spending for long-term health care are expected to continue to have an adverse effect on the operating results and cash flows of the Company.

Revenues. Net revenues increased to $47.3 million in 2000 from $46.7 million in 1999, an increase of $626,000, or 1.3%. Patient revenues decreased to $36.0 million in 2000 from $36.9 million in 1999, a decrease of $882,000, or 2.4%. The decrease in patient revenues is due primarily to a 3.4% decline in occupancy in 2000 as compared to 1999. Resident revenues increased to $10.4 million in 2000 from $8.9 million in 1999, an increase of $1.5 million, or 17.1%. The increase in resident revenues is due primarily to the addition of three assisted living facilities in North Carolina. There was a 1.0% decline in patient and resident days. A decrease of approximately 23,000 patient days was partially offset by an increase of approximately 18,000 resident days. As to payor types, there were decreases of approximately 5,000 and 1,500 days for Medicaid and private pay patients, respectively, representing a decrease of 1.0% from 1999. There was an increase of 1,500 Medicare patient days, or 7.0%, from 1999. As a percent of patient and resident revenues, Medicare decreased to 15.7% in 2000 from 15.8% in 1999 while Medicaid and similar programs increased to 66.2% from 65.4% in 1999.

Ancillary service revenues, prior to contractual allowances, decreased to $5.8 million in 2000 from $7.7 million in 1999, a decrease of $1.9 million or 24.7%. The decrease is primarily attributable to reductions in revenue availability under Medicare and is consistent with the Company's expectations. Although the $1,500 per patient annual ceiling has now been lifted for a two year period on physical, speech and occupational therapy services, the impact of the relief is not expected to be sufficient to offset the substantial losses that have been incurred by the Company and the long-term care industry from the provision of therapy services. The ultimate effect on the Company's operations cannot be predicted at this time because the extent and composition of the ancillary cost limitations are subject to change.

Operating Expense. Operating expense decreased to $36.4 million in 2000 from $37.7 million in 1999, a decrease of $1.3 million, or 3.4%. As a percent of patient and resident revenues, operating expense decreased to 78.5% in 2000 from 82.4% in 1999. The decrease is primarily attributable to cost reductions implemented in response to the Medicare reimbursement changes (that is, reduced provision of therapy services and in the costs to provide them). In 1999, the Company also recorded lease termination costs and the write-off of miscellaneous assets of $135,000 and $189,000, respectively. The largest component of operating expenses is wages, which increased to $19.9 million in 2000 from $18.6 million in 1999, an increase of $1.3 million, or 7.0%. Savings from staff reductions have been offset by increased wage levels due to higher labor markets in most of the areas in which the Company operates. The increase in wages is generally in line with inflation. The Company's provision for doubtful accounts increased to $892,000 in 2000 from $780,000 in 1999, an increase of $112,000, or
14.3%.

Lease Expense. Lease expense increased to $5.3 million in 2000 from $4.9 million in 1999, an increase of $375,000, or 7.7%. Of this increase, $235,000 is attributable to three new assisted living centers which became operational beginning May 1999. Adjustments in the Company's lease agreements are generally tied to inflation.

General and Administrative Expense. General and administrative expense increased to $2.8 million in 2000 from $2.7 million in 1999, an increase of $82,000, or 3.0%. As a percent of total net revenues, general and administrative expense increased to 6.0% in 2000 compared with 5.8% in 1999.

Interest Expense. Interest expense increased to $1.4 million in 2000 from $1.3 million in 1999, an increase of $147,000, or 11.2%.

Depreciation and Amortization. Depreciation and amortization expenses increased to $1.2 million in 2000 from $1.1 million in 1999, an increase of $86,000, or 7.5%.

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

Income Before Income Taxes; Net Income (Loss); Earnings (Loss) Per Share. As a result of the above, the income before income taxes and the cumulative effect of the change in accounting principle was $132,000 in 2000 as compared with loss of $1.1 million in 1999, an increase of $1.2 million. The effective combined federal, state and provincial income tax rate was 36.0% in 2000 and 1999. The net income after taxes and the cumulative effect of the change in accounting principle was $85,000 in 2000 as compared with net loss of $1.0 million in 1999, an increase of $1.1 million. The basic and diluted earnings (loss) per share were each $.02 in 2000 as compared with $(.18) per share in 1999.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had negative working capital of $55.6 million compared with negative working capital of $56.7 million at December 31, 1999, and a current ratio of 0.2 at March 31, 2000 and December 31, 1999. The negative working capital results primarily from the classification of a majority of the Company's debt as current liabilities. The classification of a majority of the Company's debt as current maturities is due to the Company's non-compliance with debt covenants in various debt agreements, including net worth, cash flow and debt-to-equity ratio requirements. Cross-default or material adverse change provisions contained in the agreements allow the holders of substantially all of the Company's debt to demand immediate repayment. As of March 31, 2000, and through the date of the filing of this Report on Form 10-Q, the Company had not obtained waivers of the non-compliance. Based on regularly scheduled debt service requirements, the Company has a total of $27.8 million of debt that must be repaid or refinanced within the next 12 months. However, as a result of the covenant non-compliance and other cross-default provisions, the Company has classified a total of $53.5 million of debt as current liabilities as of March 31, 2000. The Company would not be able to repay this portion of its indebtedness if the applicable lenders demanded repayment. Of the Company's 61 leased facilities, 30 are covered by a Master Lease and other leases with Omega Healthcare Investors, Inc. ("Omega"). Under the terms of the Master Lease, the Company must comply with certain covenants based on total shareholders' equity of the Company as defined in the Master Lease. The Company was not in compliance with these covenants as of March 31, 2000 and through the date of the filing of this Report on Form 10-Q. As a result of the non-compliance, Omega has the right to terminate all of its leases with the Company and seek recovery of any related financial losses, as well as other miscellaneous remedies. The Company has not obtained waivers of non-compliance. The Company and Omega are currently in negotiations with respect to modification of the existing lease agreements. No assurance can be given that the Company will be able to renegotiate the terms of the Master Lease. In addition, no assurance can be given that the Company will achieve profitable operations in the near term or that the Company can increase growth in net revenues. The Company cannot assure that internally generated cash flows from earnings and existing cash balanced will be sufficient to fund existing debt obligations on future capital and working capital requirements through fiscal year 2000. The Company is currently discussing potential restructuring, modification and refinancing alternatives with its lenders and primary lessor. If the Company's lenders force immediate repayment, the Company would not be able to repay the related debt outstanding. The Company is unable to predict if it will be successful in reducing operating losses, in negotiation waivers, amendments, or refinancings of outstanding debt or lease commitments, or that the Company will be able to meet any amended financial covenants in the future. Any demands for repayment by lenders or the inability to obtain waivers or refinance the related debt would have a material adverse impact on the financial position, results of operations and cash flows of the Company. If the Company is unable to generate sufficient cash flow from its operations or successfully negotiate debt or lease amendments, it will explore a variety of other options, including, but not limited to, equity financing from outside investors, asset dispositions or relief under the United States bankruptcy code.

The Company has a working capital line of credit and a bridge loan which had combined amounts outstanding of $14.6 million at March 31, 2000. All of the amounts outstanding with this lender had a maturity date of February 28, 2000, which had been previously extended. The lender has continued to fund current operations under the working capital line of credit and on May 15, 2000, the maturity date of these loans was extended to June 30, 2000. The Company and lender are currently negotiating a restructuring of this financing.

The Company has an acquisition line of credit which had amounts outstanding of $11.1 million at March 31, 2000. No further draws are available under the acquisition line of credit. Amounts outstanding under the acquisition line of credit had a scheduled maturity date of December 1, 1999, which the lender extended to April 30, 2000. On May 2, 2000, the lender again extended the maturity date to June 30, 2000. The Company and the lender are negotiating replacement long-term financing.

Net cash provided by operating activities totaled $1.0 million and $4.1 million in the three month periods ended March 31, 2000 and 1999, respectively. These amounts primarily represent the cash flows from net operations plus changes in non-cash components of operations and by working capital changes.

Net cash used in investing activities totaled $571,000 and $2.0 million the three months periods ended March 31, 2000 and 1999, respectively. These amounts primarily represent purchases of property plant and equipment, investments in and advances to joint ventures and additional investments in TDLP, a limited partnership for which the Company serves as the general partner. The Company has used between $2.7 million and $5.2 million for capital expenditures in the three calendar years ending December 31, 1999. Substantially all such expenditures were for facility improvements and equipment, which were financed principally through working capital. For the year ended December 31, 2000, the Company anticipates that capital expenditures for improvements and equipment for its existing facility operations will be approximately $3.2 million, including $800,000 for non-routine projects.

Net cash provided by (used in) financing activities totaled $571,000 and $(3.1) million the three month periods ended March 31, 2000 and 1999, respectively. The net cash provided from financing activities primarily represents net proceeds from issuance and repayment of debt.

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

Net accounts receivable attributable to the provision of patient and resident services at March 31, 2000 and December 31, 1999, totaled $16.6 million and $15.8 million, respectively, representing approximately 33 and 31 days in accounts receivable, respectively. Accounts receivable from the provision of management services were $207,000 and $412,000 at March 31, 2000 and December 31, 1999, respectively representing approximately 21 and 42 days in accounts receivable, respectively. The allowance for bad debt was $5.4 million and $5.0 million at March 31, 2000 and December 31, 1999, respectively.

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

Recently, government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of fraud and abuse statutes and regulations. Violations of these laws and regulations could result in expulsion from government health care programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Management believes that the Company is in compliance with fraud and abuse laws and regulations as well as other applicable government laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time. In 1999 and 2000, the Company did experience the increased regulatory scrutiny that has been exerted on the industry in the form of increased fine and penalties.

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

EXECUTIVE MANAGEMENT CHANGES

Effective January 28, 2000, Mr. Richard B. Vacek, Jr., resigned his position as Executive Vice President, Chief Financial Officer and Secretary of the Company. Mr. James F. Mills, Jr., Vice President and Controller, replaced Mr. Vacek as Secretary and Acting Chief Financial Officer.

STOCK EXCHANGE

On November 10, 1999, the Company's stock began being quoted on the NASD's OTC Bulletin Board under the symbol AVCA. Previously, the Company's common stock was traded on the New York Stock Exchange under the symbol AVC. The Company's common stock is also traded on the Toronto Stock Exchange ("TSE") under the symbol AVCU. However, the Company no longer meets the listing requirements of the TSE and, therefore, effective May 30, 2000, will no longer trade on the TSE.

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

FORWARD-LOOKING STATEMENTS

The foregoing discussion and analysis provides information deemed by Management to be relevant to an assessment and understanding of the Company's consolidated results of operations and its financial condition. It should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain statements made by or on behalf of the Company, including those contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties including, but not limited to, changes in governmental reimbursement or regulation, health care reforms, the increased cost of borrowing under the Company's credit agreements, covenant waivers from the Company's lenders, possible amendments to the Company's credit agreements, the impact of future licensing surveys, the ability to execute on the Company's acquisition program, both in obtaining suitable acquisitions and financing therefor, changing economic conditions as well as others. Investors also should refer to the risks identified in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as risks identified in the Company's Form 10-K for the year ended December 31, 1999 for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, the Company can give no assurances that these forward- looking statements will, in fact, transpire and, therefore, cautions investors not to place undue reliance on them. Actual results may differ materially from those described in such forward-looking statements. Such cautionary statements identify important factors that could cause the Company's actual results to materially differ from those projected in forward-looking statements. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

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


                                 ADVOCAT INC.

May 15, 2000

                          By:    /s/James F. Mills, Jr.
                                 -----------------------------------------------
                                 James F. Mills, Jr.
                                 Principal Financial Officer and Chief
                                 Accounting Officer and An Officer Duly
                                 Authorized to Sign on Behalf of the Registrant

Exhibit
Number                            Description of Exhibits
-------                           -----------------------
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

 4.3         Summary of Shareholder Rights Plan adopted March 13, 1995
             (incorporated by reference to Exhibit B of Exhibit 1 to Form
             8-A filed March 30, 1995).

 4.4         Rights Agreement of Advocat Inc. dated March 23, 1995 (incorporated by reference to Exhibit 1 to Form 8-A filed March 30, 1995).

 4.5         Amended and Restated Rights Agreement dated as of December 7, 1998
             (incorporated by reference to Exhibit 1 to Form 8-A/A filed December 7,
             1998).

10.1         Employment Agreement dated January 1, 2000 by and between the
             Company and James F. Mills, Jr.

27           Financial Data Schedule (for SEC use only).