Form 10-Q
period 2000-06-30
ADVOCAT INC
filed 2000-08-16
CIK 919956

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

CHECK ONE:

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2000
                                                  -------------
                                       OR

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

                                    5,491,621
      ---------------------------------------------------------------------
     (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF AUGUST 11, 2000)

                          PART I. FINANCIAL INFORMATION

ITEM 1  -  FINANCIAL STATEMENTS

                                  ADVOCAT INC.
                       INTERIM CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                           JUNE 30,     DECEMBER 31,
                                                             2000           1999
                                                           --------     ------------
                                                          (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                               $  3,595       $  1,913
   Receivables, less allowance for doubtful
        accounts of $5,178 and $4,958, respectively          11,546         11,719
   Inventories                                                  813            754
   Prepaid expenses and other assets                          1,818            813
                                                           --------       --------
            Total current assets                             17,772         15,199
                                                           --------       --------


PROPERTY AND EQUIPMENT, at cost                              88,447         87,667
   Less accumulated depreciation
        and amortization                                    (21,284)       (19,015)
                                                           --------       --------
            Net property and equipment                       67,163         68,652
                                                           --------       --------


OTHER ASSETS:
   Deferred financing and other costs, net                      790            939
   Assets held for sale or redevelopment                      1,476          1,476
   Investments in and receivables from joint ventures         8,499          8,126
   Other                                                      1,827          1,793
                                                           --------       --------
            Total other assets                               12,592         12,334
                                                           --------       --------

                                                           $ 97,527       $ 96,185
                                                           ========       ========



                                   (Continued)

                                  ADVOCAT INC.

                       INTERIM CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (CONTINUED)


                                                                JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                                --------     ------------
                                                               (UNAUDITED)
CURRENT LIABILITIES:
   Current portion of long-term debt                             $ 53,068       $ 53,098
   Trade accounts payable                                           7,218          7,984
   Accrued expenses:
        Payroll and employee benefits                               4,080          4,001
        Interest                                                      115            221
        Self-insurance reserves                                     3,381          3,508
        Other                                                       5,313          3,086
                                                                 --------       --------
            Total current liabilities                              73,175         71,898
                                                                 --------       --------

NONCURRENT LIABILITIES:
   Long-term debt, less current portion                             7,578          7,827
   Self-insurance reserves, less current portion                    3,044          2,268
   Deferred gains with respect to leases, net                       2,924          3,047
   Other                                                            4,587          4,878
                                                                 --------       --------
            Total noncurrent liabilities                           18,133         18,020
                                                                 --------       --------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, authorized 1,000,000 shares,
        $.10 par value, none issued and outstanding                   -0-            -0-
   Common stock, authorized 20,000,000 shares,
        $.01 par value, 5,492,000 issued and outstanding at
        June 30, 2000 and December 31, 1999, respectively              55             55
   Paid-in capital                                                 15,907         15,907
   Accumulated deficit                                             (9,743)        (9,695)
                                                                 --------       --------
            Total shareholders' equity                              6,219          6,267
                                                                 --------       --------

                                                                 $ 97,527       $ 96,185
                                                                 ========       ========


The accompanying notes are an integral part of these interim consolidated balance sheets.

                                  ADVOCAT INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, AND UNAUDITED)

                                              THREE MONTHS ENDED JUNE 30,
                                              ---------------------------
                                                  2000          1999
                                                 ------        ------
REVENUES:
   Patient revenues                              $36,702      $ 34,352
   Resident revenues                              10,384         9,323
   Management fees                                 1,125           877
   Interest                                           51            38
                                                 -------      --------
        Net revenues                              48,262        44,590
                                                 -------      --------

EXPENSES:
   Operating                                      37,170        38,033
   Lease                                           5,258         5,003
   General and administrative                      2,879         3,155
   Interest                                        1,436         1,325
   Depreciation and amortization                   1,141         1,147
   Non-recurring charges                             263           -0-
                                                 -------      --------
        Total expenses                            48,147        48,663
                                                 -------      --------

INCOME (LOSS) BEFORE INCOME TAXES                    115        (4,073)
PROVISION (BENEFIT) FOR INCOME TAXES                  42        (1,466)
                                                 -------      --------

NET INCOME (LOSS)                                $    73      $ (2,607)
                                                 =======      ========

BASIC EARNINGS (LOSS) PER SHARE:
   Net income (loss)                             $   .01      $   (.48)
                                                 =======      ========

DILUTED EARNINGS (LOSS) PER SHARE
   Net income (loss)                             $   .01      $   (.48)
                                                 =======      ========

WEIGHTED AVERAGE SHARES:
   Basic                                           5,492         5,399
                                                 =======      ========

   Diluted                                         5,492         5,399
                                                 =======      ========





The accompanying notes are an integral part of these interim consolidated financial statements.

                                  ADVOCAT INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, AND UNAUDITED)

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                      -------------------------
                                                                         2000          1999
                                                                        ------        ------
REVENUES:
   Patient revenues                                                     $72,674      $ 71,206
   Resident revenues                                                     20,810        18,227
   Management fees                                                        2,026         1,796
   Interest                                                                  91            73
                                                                        -------      --------
        Net revenues                                                     95,601        91,302
                                                                        -------      --------

EXPENSES:
   Operating                                                             73,596        75,756
   Lease                                                                 10,534         9,904
   General and administrative                                             5,696         5,890
   Interest                                                               2,890         2,632
   Depreciation and amortization                                          2,375         2,295
   Non-recurring charges                                                    263           -0-
                                                                        -------      --------
        Total expenses                                                   95,354        96,477
                                                                        -------      --------

INCOME (LOSS) BEFORE INCOME TAXES                                           247        (5,175)
PROVISION (BENEFIT) FOR INCOME TAXES                                         89        (1,863)
                                                                        -------      --------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE                                        158        (3,312)
CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE, NET OF TAX                                         -0-          (277)
                                                                        -------      --------
NET INCOME (LOSS)                                                       $   158      $ (3,589)
                                                                        =======      ========

BASIC EARNINGS (LOSS) PER SHARE:
   Income (loss) before accounting change                               $   .03      $   (.61)
   Cumulative effect of change in accounting principle, net of tax          -0-          (.05)
                                                                        -------      --------
   Net income (loss)                                                    $   .03      $   (.66)
                                                                        =======      ========

DILUTED EARNINGS (LOSS) PER SHARE
   Income (loss) before accounting change                               $   .03      $   (.61)
   Cumulative effect of change in accounting principle, net of tax          -0-          (.05)
                                                                        -------      --------
   Net income (loss)                                                    $   .03      $   (.66)
                                                                        =======      ========

WEIGHTED AVERAGE SHARES:
   Basic                                                                  5,492         5,399
                                                                        =======      ========

   Diluted                                                                5,492         5,399
                                                                        =======      ========


The accompanying notes are an integral part of these interim consolidated financial statements.

                                  ADVOCAT INC.

             INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                          (IN THOUSANDS AND UNAUDITED)

                                                   THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------     -------------------------
                                                       2000            1999          2000           1999
                                                       -----         -------         -----         -------
NET INCOME (LOSS)                                      $ 115         $(2,607)        $ 158         $(3,589)

OTHER COMPREHENSIVE INCOME (LOSS):
       Foreign currency translation adjustments         (341)            223          (322)            297
       Income tax (provision) benefit                    123             (80)          116            (107)
                                                       -----         -------         -----         -------
                                                        (218)            143          (206)            190
                                                       -----         -------         -----         -------

COMPREHENSIVE INCOME (LOSS)                            $(103)        $(2,464)        $ (48)        $(3,399)
                                                       =====         =======         =====         =======















The accompanying notes are an integral part of these interim consolidated financial statements.

                                  ADVOCAT INC.

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)

                                                                 SIX MONTHS ENDED JUNE 30,
                                                                 -------------------------
                                                                   2000           1999
                                                                  ------          -----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                              $   158       $ (3,589)
   Items not involving cash:
        Depreciation and amortization                               2,375          2,295
        Provision for doubtful accounts                             1,419          3,307
        Equity (earnings) loss in joint ventures                      (45)            28
        Amortization of deferred balances                            (200)           (62)
        Deferred income taxes                                         -0-         (1,328)
        Write-off pursuant to change in accounting principle          -0-            433
   Changes in other assets and liabilities:
        Receivables                                                (1,246)         3,504
        Inventories                                                   (59)            87
        Prepaid expenses and other assets                            (856)           425
        Trade accounts payable and accrued expenses                 2,157         (3,002)
        Other                                                           8            (10)
                                                                  -------       --------
             Net cash provided by operating activities              3,711          2,088
                                                                  -------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net                          (780)        (3,010)
   Investment in TDLP                                                 -0-           (160)
   Mortgages receivable, net                                          301            152
   Deposits, pre-opening costs and other                             (334)           674
   Investment in and advances to joint ventures, net                 (433)          (928)
   TDLP partnership distributions                                     105            151
                                                                  -------       --------
        Net cash used in investing activities                      (1,141)        (3,121)
                                                                  -------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt obligations                         -0-         26,299
   Repayment of debt obligations                                     (888)       (24,857)
   Net proceeds from (repayment of) bank line of credit               609         (1,500)
   Advances to TDLP, net                                             (333)          (138)
   Increase in lease obligations                                       46             93
   Financing costs                                                    -0-           (510)
                                                                  -------       --------
        Net cash provided by financing activities                 $  (566)      $   (613)
                                                                  -------       --------


                                   (Continued)

                                  ADVOCAT INC.

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)
                                   (CONTINUED)

                                                     SIX MONTHS ENDED JUNE 30,
                                                     -------------------------
                                                       2000           1999
                                                       ------        ------
EFFECT OF EXCHANGE RATE CHANGES                        $  (322)      $   297
                                                       -------       -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         1,682        (1,349)

CASH AND CASH EQUIVALENTS, beginning of period           1,913         2,347
                                                       -------       -------

CASH AND CASH EQUIVALENTS, end of period               $ 3,595       $   998
                                                       =======       =======

SUPPLEMENTAL INFORMATION:
     Cash payments of interest                         $ 2,914       $ 3,106
                                                       =======       =======

     Cash payments (refunds) of income taxes, net      $  (133)      $  (623)
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

                             JUNE 30, 2000 AND 1999

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

As of June 30, 2000, the Company operates 120 facilities consisting of 64 nursing homes with 7,230 licensed beds and 56 assisted living facilities with 5,472 units. The Company owns seven nursing homes, leases 36 others, and manages 21 nursing homes. The Company owns 16 assisted living facilities, leases 25 others, and manages the remaining 15 assisted living facilities. The Company holds a minority interest in seven of these managed assisted living facilities. The Company operates 51 nursing homes and 33 assisted living facilities in the United States and 13 nursing homes and 23 assisted living facilities in Canada. The Company operates facilities in Alabama, Arkansas, Florida, Georgia, Kentucky, North Carolina, Ohio, South Carolina, Tennessee, Texas, Virginia, West Virginia and the Canadian provinces of Alberta, British Columbia, Nova Scotia and Ontario.

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

2.     BASIS OF FINANCIAL STATEMENTS

The interim consolidated financial statements for the three and six month periods ended June 30, 2000 and 1999, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all adjustments necessary to present fairly the financial position at June 30, 2000 and the results of operations for the three and six month periods ended June 30, 2000 and 1999, and the cash flows for the six month periods ended June 30, 2000 and 1999.

The results of operations for the three and six month periods ended June 30, 2000 and 1999 are not necessarily indicative of the operating results for the entire respective years. These interim consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficit of $55.4 million as of June 30, 2000. The Company also has limited resources available to meet its operating, capital expenditure and debt service requirements during 2000. As of December 31, 1999, and through the date of the filing of this Form 10-Q, the Company is not in compliance with certain debt covenants which would allow the holders of substantially all of the Company's debt to demand immediate principal repayments. Although the Company does not anticipate that such demand will be made, the continued forbearance on the part of the Company's lenders cannot be assured at this time. Accordingly, the Company has classified the related debt principal amounts as current liabilities in the accompanying consolidated financial statements as of June 30, 2000 and December 31, 1999. Given that events of default exist under the Company's working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances. The Company is also not in compliance with certain covenants applicable to the lease agreements covering a majority of its United States nursing facilities. Under the agreements, the lessor has the right to terminate the lease agreements and seek recovery of any related financial losses as well as other remedies. At a minimum, the Company's cash requirements over the next 12 months include funding operations, capital expenditures, scheduled debt service and working capital requirements. No assurance can be given that the Company will have sufficient cash to meet its requirements for the next 12 months. The Company is currently discussing potential restructuring and refinancing alternatives with its lenders and primary lessor. If the Company's lenders force immediate repayment, the Company would not be able to repay the related debt outstanding. The Company is unable to predict if it will be successful in negotiating waivers, amendments, or refinancings of outstanding debt or lease commitments, or if the Company will be able to meet any amended financial covenants in the future. Any demands for repayment by lenders or the inability to obtain waivers or refinance the related debt would have a material adverse impact on the financial position, results of operations and cash flows of the Company. If the Company is unable to generate sufficient cash flow from its operations or successfully negotiate debt or lease amendments, it will explore a variety of other options, including, but not limited to, other sources of equity or debt refinancings, asset dispositions, or relief under the United States bankruptcy code. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

5.     OTHER COMPREHENSIVE INCOME

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Information with respect to the accumulated other comprehensive income balance is presented below:

                                                  THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------      -------------------------
                                                     2000            1999            2000            1999
                                                   ---------       ---------       ---------       ---------
  Foreign currency items:
    Beginning balance                              $(161,000)      $(365,000)      $(173,000)      $(412,000)
    Current period change, net of income tax        (218,000)        143,000        (206,000)        190,000
                                                   ---------       ---------       ---------       ---------
      Ending balance                               $(379,000)      $(222,000)      $(379,000)      $(222,000)
                                                   =========       =========       =========       =========

Positive amounts represent unrealized gains and negative amounts represent unrealized losses.

6.     NON-RECURRING CHARGES

During the second quarter of 2000, the Company recorded non-recurring charges totaling $263,000 in connection with the proposed restructuring of the lease arrangements covering the majority of its United States nursing facilities and the proposed refinancing of certain debt obligations.

Information with respect to these charges is presented below:

                      Consulting fees            $158,000
                      Legal fees                   90,000
                      Other                        15,000


7.  OPERATING SEGMENT INFORMATION

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

                                          THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                          ---------------------------     -------------------------
          (IN THOUSANDS)                     2000            1999            2000           1999
                                           --------        --------        --------        --------
Net revenues:
     U.S. nursing homes                    $ 36,302        $ 33,820        $ 71,678        $ 70,336
     U.S. assisted living facilities          8,062           7,058          16,096          13,679
     Canadian operations                      3,898           3,710           7,828           7,337
     Corporate                                  -0-               2              (1)            (50)
                                           --------        --------        --------        --------
       Total                               $ 48,262        $ 44,590        $ 95,601        $ 91,302
                                           ========        ========        ========        ========

Depreciation and amortization:
     U.S. nursing homes                    $    601        $    599        $  1,298        $  1,201
     U.S. assisted living facilities            423             439             845             881
     Canadian operations                         98              90             196             175
     Corporate                                   19              19              36              38
                                           --------        --------        --------        --------
       Total                               $  1,141        $  1,147        $  2,375        $  2,295
                                           ========        ========        ========        ========

Operating income (loss):
     U.S. nursing homes                    $    583        $ (3,574)       $    810        $ (4,609)
     U.S. assisted living facilities            (99)           (223)              5            (171)
     Canadian operations                        457             413             845             810
     Corporate                                 (826)           (689)         (1,413)         (1,205)
                                           --------        --------        --------        --------
       Total                               $    115        $ (4,073)       $    247        $ (5,175)
                                           ========        ========        ========        ========

                                                    JUNE 30,     DECEMBER 31,
                                                      2000           1999
                                                    --------     ------------
Long-lived assets:
     U.S. nursing homes                             $ 32,311       $ 32,777
     U.S. assisted living facilities                  33,836         34,332
     Canadian operations                              12,488         12,933
     Corporate                                         1,120          9,321
     Eliminations                                        -0-         (8,377)
                                                    --------       --------
       Total                                        $ 79,755       $ 80,986
                                                    ========       ========

Total assets:
     U.S. nursing homes                             $ 55,973       $ 55,796
     U.S. assisted living facilities                  36,215         36,568
     Canadian operations                              16,168         16,737
     Corporate                                         1,902         18,712
     Eliminations                                    (12,731)       (31,628)
                                                    --------       --------
       Total                                        $ 97,527       $ 96,185
                                                    ========       ========


8.  SUBSEQUENT EVENT - FACILITY DECERTIFICATION

On July 6, 2000, the Company received notification that its South Park facility located in Corpus Christi, Texas, had been decertified for regulatory purposes. As a result of the notification, the Company closed the facility on July 28, 2000. A portion of the facility's residents have been re-located to other Company facilities. In connection with the closing of the facility, the Company will evaluate the carrying value of the recorded assets for recoverability and the need for any closing accruals and expect to record these charges, if any, in the third quarter.

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

As of June 30, 2000, the Company operates 120 facilities, consisting of 64 nursing homes with 7,230 licensed beds and 56 assisted living facilities with 5,472 units. In comparison, at June 30, 1999, the Company operated 122 facilities composed of 65 nursing homes containing 7,307 licensed beds and 57 assisted living facilities containing 5,295 units. As of June 30, 2000, the Company owns seven nursing homes, leases 36 others and manages the remaining 21 nursing homes. Additionally, the

Company owns 16 assisted living facilities, leases 25 others and manages the remaining 15 assisted living facilities. The Company holds a minority interest in seven of these managed assisted living facilities. The Company operates 51 nursing homes and 33 assisted living facilities in the United States and 13 nursing homes and 23 assisted living facilities in Canada.

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

RESULTS OF OPERATIONS

The following tables present the unaudited interim statements of operations and related data for the three and six months ended June 30, 2000 and 1999.

          (IN THOUSANDS)                THREE MONTHS ENDED JUNE 30,
                                        ---------------------------
                                            2000          1999         CHANGE            %
                                           -------      --------       -------         -----
 REVENUES:
        Patient revenues                   $36,702      $ 34,352       $ 2,350           6.8%
        Resident revenues                   10,384         9,323         1,061          11.4
        Management fees                      1,125           877           248          28.3
        Interest                                51            38            13          34.2
                                           -------      --------       -------
                Net revenues                48,262        44,590         3,672           8.2
                                           -------      --------       -------
 EXPENSES:
        Operating                           37,170        38,033          (863)         (2.3)
        Lease                                5,258         5,003           255           5.1
        General and administrative           2,879         3,155          (276)         (8.7)
        Interest                             1,436         1,325           111           8.4
        Depreciation and amortization        1,141         1,147            (6)         (0.1)
        Non-recurring charges                  263           -0-           263           N/A
                                           -------      --------       -------
                Total expenses              48,147        48,663          (516)         (1.1)
                                           -------      --------       -------
 LOSS BEFORE INCOME TAXES                      115        (4,073)        4,188        (102.8)
 INCOME TAX BENEFIT                             42        (1,466)        1,508        (102.9)
                                           -------      --------       -------
 NET INCOME (LOSS)                         $    73      $ (2,607)      $ 2,680        (102.8)
                                           =======      ========       =======


        (IN THOUSANDS)                  SIX MONTHS ENDED JUNE 30,
                                        -------------------------
                                            2000         1999         CHANGE           %
                                          -------      --------       ------         -----
REVENUES:
       Patient revenues                   $72,674      $ 71,206        1,468           2.1%
       Resident revenues                   20,810        18,227        2,583          14.2
       Management fees                      2,026         1,796          230          12.8
       Interest                                91            73           18          24.7
                                          -------      --------       ------
               Net revenues                95,601        91,302        4,299           4.7
                                          -------      --------       ------
EXPENSES:
       Operating                           73,596        75,756       (2,160)         (2.9)
       Lease                               10,534         9,904          630           6.4
       General and administrative           5,696         5,890         (194)         (3.3)
       Interest                             2,890         2,632          258           9.8
       Depreciation and amortization        2,375         2,295           80           3.5
       Non-recurring charges                  263           -0-          263           N/A
                                          -------      --------       ------
               Total expenses              95,354        96,477       (1,123)         (1.2)
                                          -------      --------       ------
INCOME (LOSS) BEFORE INCOME TAXES             247        (5,175)       5,422        (104.8)
PROVISION (BENEFIT) FOR INCOME TAXES           89        (1,863)       1,952        (104.8)
                                          -------      --------       ------
INCOME (LOSS) BEFORE CUMULATIVE
    EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                      158        (3,312)       3,470        (104.8)
CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE,
    NET OF TAX                                -0-          (277)         277        (100.0)
                                          -------      --------       ------
 NET INCOME (LOSS)                        $   158      $ (3,589)       3,747        (104.4)
                                          -------      --------       ------


PERCENTAGE OF NET REVENUES               THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                         ---------------------------    -------------------------
                                               2000       1999             2000       1999
                                              -----       -----            -----       -----
 REVENUES:
        Patient revenues                       76.1%       77.0%           76.0%       78.0%
        Resident revenues                      21.5        20.9            21.8        19.9
        Management fees                         2.3         2.0             2.1         2.0
        Interest                                0.1         0.1             0.1         0.1
                                              -----       -----           -----       -----
                Net revenues                  100.0       100.0           100.0       100.0
                                              -----       -----           -----       -----

 OPERATING EXPENSES:
        Operating                              77.0        85.3            77.0        83.0
        Lease                                  10.9        11.2            11.0        10.9
        General and administrative              6.0         7.1             6.0         6.4
        Interest                                3.0         3.0             3.0         2.9
        Depreciation and amortization           2.4         2.5             2.5         2.5
        Non-recurring charges                    .5         0.0             0.2         0.0
                                              -----       -----           -----       -----
                Total expenses                 99.8       109.1            99.7       105.7
                                              -----       -----           -----       -----

  INCOME (LOSS) BEFORE INCOME TAXES             0.2        (9.1)            0.3        (5.6)
  PROVISION (BENEFIT) FOR INCOME TAXES          0.1        (3.3)            0.1        (2.0)
                                              -----       -----           -----       -----

  INCOME (LOSS) BEFORE CUMULATIVE
        EFFECT OF CHANGE IN
        ACCOUNTING PRINCIPLE                    0.1        (5.8)            0.2        (3.6)
  CUMULATIVE EFFECT OF CHANGE
        IN ACCOUNTING PRINCIPLE,
        NET OF TAX                              0.0         0.0             0.0        (0.3)
                                              -----       -----           -----       -----
  NET INCOME (LOSS)                             0.1%       (5.8)%           0.2%       (3.9)%
                                              =====       =====           =====       =====

GENERAL

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

Cost restrictions placed on the provision of rehabilitation (ancillary) services as a result of the BBA have also been significant. Beginning in January 1998, the allowable costs for cost reimbursement components of Medicare Part B services became subject to a limitation factor of 90.0% of actual costs. In 1999, the cost reimbursement system for rehabilitation services has been replaced by a system of fee screens that effectively limit reimbursement and place caps on the maximum fees that may be charged for therapy services. Historically, the Company subcontracted the provision of these therapy services. However, in response to the deep cuts in fees for service, the Company's therapy subcontractor exited the business. In June 1999, the Company began providing such services in-house. These changes with respect to Part B reimbursement have combined to cause a dramatic decrease in the Company's ancillary services revenues and expenses.

To date, one of the major impacts on the Company from PPS and other BBA reimbursement changes has been the indirect impact of Medicare occupancy declines, which have reduced the amount of overhead absorbed under the Company's Medicare operations. With respect to Medicare therapy allowable cost and fee reductions, the Company estimates that net operations have been negatively impacted in both 2000 and 1999 and will continue to be negatively impacted beyond 2000 as a result of the changes brought about under the BBA. However, since PPS and other changes brought about by the BBA are still an evolving process, the ultimate impact of the BBA cannot be known with certainty at this time.

These changes that have occurred as a result of the administrative implementation of the guidelines contained in the BBA have affected the entire long-term care industry. Under the BBA, Medicare expenditures by the Federal government have been cut more than 20.0%. This has been a sudden, drastic blow to the industry. Other providers who relied more heavily on the provision of services to higher acuity patients have been impacted more severely than the Company. There have already been several major bankruptcy filings. Without remediation, the long-term effect on the industry is expected to be catastrophic.

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

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999

Revenues. Net revenues increased to $48.3 million in 2000 from $44.6 million in 1999, an increase of $3.7 million, or 8.2%. Patient revenues increased to $36.7 million in 2000 from $34.4 million in 1999, an increase of $2.4 million, or 6.8%. The increase in patient revenues can be primarily attributed to increased Medicare utilization and PPS rate increases at several facilities which became effective April 2000. In 1999, the Company recorded $670,000 in negative revenue adjustments in connection with its West Virginia operations. Certain claims had been denied in prior years by the third party intermediary. In 1999, the Company abandoned its efforts to get these claims approved. Resident revenues increased to $10.4 million in 2000 from $9.3 million in 1999, an increase of $1.1 million, or 11.4%. The increase in resident revenues is due primarily to the addition of three assisted living facilities in North Carolina during the second quarter of 1999, and an increase in the number of private pay resident days in 2000. There was a decrease of approximately 7,000 patient days, or 1.9%, and an increase of approximately 22,000 resident days, or 9.9%. As to payor types, there was an increase of approximately 3,000 Medicare days, or 13.5%, and an increase (decrease) of 21,000, or 14.5%, and (8,000), or 2.0%, among private-pay and Medicaid patients, respectively. As a percentage of patient and resident revenues, Medicare increased to 16.0% in 2000 from 13.5% in 1999 while Medicaid and similar programs decreased to 64.1% in 2000 from 67.8% in 1999.

Operating Expense. Operating expense decreased to $37.2 million in 2000 from $38.0 million in 1999, a decrease of $863,000, or 2.3%. The Company continues to implement cost reductions in response to Medicare reimbursement changes. As a percent of patient and resident revenues, operating expense decreased to 78.9% in 2000 from 87.1% in 1999. The largest component of operating expenses is wages, which increased to $20.4 million in 2000 from $19.0 million in 1999, an increase of $1.4 million, or 7.4%. Of this increase, $598,000, or 3.2%, can be attributed to the assisted living facilities in North Carolina which added three facilities during the second quarter of 1999. Savings from staff reductions have been offset by increased wage levels due to higher labor markets in most of the areas in which the Company operates. The Company's wage increases are generally in line with inflation. The Company's provision for doubtful accounts decreased to $634,000 in 2000 from $2.6 million in 1999, a decrease of $2.0 million, or 76.9%. In 1999, the Company determined a substantial portion of its older patient receivables should be reserved. It is generally recognized that the regulatory environment in which nursing homes operate has become more restrictive. In 2000, the Company incurred $43,000 in new fines and penalties as compared to approximately $350,000 in the prior period. The Company is self-insured for certain workers' compensation claims incurred prior to May 1997. In 1999, the Company recognized a charge of $158,000 to provide sufficient reserve to cover the expected liability for these claims. The Company also established a $200,000 reserve in 1999 related to the valuation of its inventory balances.

Lease Expense. Lease expense increased to $5.3 million in 2000 from $5.0 million in 1999, an increase of $255,000, or 5.1%. Of this increase, $200,000, or 4.0%, can be attributed to the assisted living facilities in North Carolina which added three facilities during the second quarter of 1999. Adjustments in the Company's lease agreements are generally tied to inflation.

General and Administrative Expense. General and administrative expense decreased to $2.9 million in 2000 from $3.2 million in 1999, a decrease of $276,000, or 8.7%. As a percentage of total net revenues, general and administrative expense decreased to 6.0% in 2000 compared with 7.1% in 1999. The percentage decrease is primarily attributable to the higher revenue base, however, the 1999 period also includes a provision of $275,000 for severance benefits for a former Chief Financial Officer.

Interest Expense. Interest expense increased to $1.4 million in 2000 from $1.3 million in 1999, an increase of $111,000, or 8.4%.

Depreciation and Amortization. Depreciation and amortization expense remained flat at $1.1 million in 2000 and 1999.

Non-Recurring Charges. During the second quarter of 2000, the Company recorded non-recurring charges totaling $263,000 in connection with the proposed restructuring of the lease arrangements covering the majority of its United States nursing facilities and the proposed refinancing of certain debt obligations. Of this amount, $158,000 and $90,000 related to consulting and legal fees incurred, respectively.

Change in Accounting Principle. Effective January 1, 1999, the Company adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5, issued by the Accounting Standards Executive Committee, requires that the cost of start-up activities be expensed as these costs are incurred. Start-up activities include one-time activities and organization costs. Upon adoption, the Company incurred a pre-tax charge to income of $433,000 ($277,000 net of tax), representing the write off of all previously deferred balances. This write off has been reported as the cumulative effect of a change in accounting principle in accordance with the provisions of SOP 98-5.

Income (Loss) Before Income Taxes; Net Income (Loss); Earnings (Loss) Per Share. As a result of the above, income before income taxes was $115,000 in 2000 as compared with a loss of $4.1 million in 1999, an increase of $4.2 million. The effective combined federal, state and provincial income tax rate was 36.0% in both 2000 and 1999. Net income was $73,000 in 2000 as compared with a net loss of $2.6 million in 1999, an increase of $2.7 million, and basic and diluted earnings (loss) per share was $.01 in 2000 as compared with ($.48) per share in 1999.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

Revenues. Net revenues increased to $95.6 million in 2000 from $91.3 million in 1999, an increase of $4.3 million, or 4.7%. Patient revenues increased to $72.7 million in 2000 from $71.2 million in 1999, an increase of $1.5 million, or 2.1%. The increase in patient revenues can be attributed to increased Medicare utilization and PPS rate increases at several facilities which became effective April 2000. In 1999, the Company recorded $670,000 in negative revenue adjustments in connection with its West Virginia operations. Certain claims had been denied in prior years by the third party intermediary and the Company abandoned its efforts to get these claims approved. Resident revenues increased to $20.8 million in 2000 from $18.2 million in 1999, an increase of $2.6 million, or 14.2%. The increase in resident revenues is due primarily to the addition of three assisted living facilities in North Carolina during the second quarter of 1999, and an increase in the number of private pay resident days in 2000. There was a decrease of approximately 30,000 patient days, or 4.1%, and an increase of approximately 40,000 resident days, or 8.9%. As to payor types, there was an increase of approximately 4,000 Medicare days, or 10.1%, an increase of approximately 19,000 private-pay days, or 6.6%, and a decrease of 13,000 Medicaid days, or 1.5%. As a percentage of patient and resident revenues, Medicare increased to 15.8% in 2000 from 14.7% in 1999 while Medicaid and similar programs decreased to 65.1% in 2000 from 66.6% in 1999.

Operating Expense. Operating expense decreased to $73.6 million in 2000 from $75.8 million in 1999, a decrease of $2.2 million, or 2.9%. The Company continues to implement cost reductions in response to the Medicare reimbursement changes. As a percent of patient and resident revenues, operating expense decreased to 78.7% in 2000 from 84.7% in 1999. The largest component of operating expense is wages, which increased to $40.3 million in 2000 from $37.6 million in 1999, an increase of $2.7 million, or 7.2%. Of this increase, $1.3 million, or 3.5%, can be attributed to the three assisted living facilities in North Carolina which were added during the second quarter of 1999. Savings from staff reductions have been offset by increased wage levels due to higher labor markets in most of the areas in which the Company operates. The Company's wage increases are generally in line with inflation. The Company's provision for bad debts decreased to $1.5 million in 2000 from $3.4 million in 1999, a decrease of $1.9 million, or 55.9%. In 1999, the Company determined a substantial portion of its older patient receivables should be reserved. It is generally recognized that the regulatory environment in which nursing homes operate has become more restrictive. In 2000, the Company incurred approximately $173,000 in new fines and penalties as compared to approximately $350,000 in the prior period. The Company is self-insured for certain workers' compensation claims incurred prior to May 1997. In 1999, the Company recognized a charge of $520,000 to provide sufficient reserve to cover the expected liability for these claims. The Company also wrote off $192,000 of miscellaneous assets and established a $200,000 reserve related to the valuation of its inventory balances.

Lease Expense. Lease expense increased to $10.5 million in 2000 from $9.9 million in 1999, an increase of $630,000, or 6.4%. Of this increase, $477,000, or 4.8%, can be attributed to the three assisted living facilities in North Carolina which were added during 1999. Adjustments in the Company's lease agreements are generally tied to inflation.

General and Administrative Expense. General and administrative expense decreased to $5.7 million in 2000 from $5.9 million in 1999, a decrease of $194,000, or 3.3%. As a percentage of total net revenues, general and administrative expense decreased to 6.0% in 2000 compared with 6.4% in 1999. The 1999 period includes a provision of $275,000 for severance benefits for a former Chief Financial Officer.

Interest Expense. Interest expense increased to $2.9 million in 2000 from $2.6 million in 1999, an increase of $258,000, or 9.8%.

Depreciation and Amortization. Depreciation and amortization expense increased to $2.4 million in 2000 from $2.3 million in 1999, an increase of $80,000, or 3.5%.

Non-Recurring Charges. During the second quarter of 2000, the Company recorded non-recurring charges totaling $263,000 in connection with the proposed restructuring of the lease arrangements covering the majority of its United States nursing facilities and the proposed refinancing of certain debt obligations. Of this amount, $158,000 and $90,000 related to consulting and legal fees incurred, respectively.

Change in Accounting Principle. Effective January 1, 1999, the Company adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5, issued by the Accounting Standards Executive Committee, requires that the cost of start-up activities be expensed as these costs are incurred. Start-up activities include one-time activities and organization costs. Upon adoption, the Company incurred a pre-tax charge to income of $433,000 ($277,000 net of tax), representing the write off of all previously deferred balances. This write off has been reported as the cumulative effect of a change in accounting principle in accordance with the provisions of SOP 98-5.

Income (Loss) Before Income Taxes; Net Income (Loss); Earnings (Loss) Per Share. As a result of the above, income before income taxes and the cumulative effect of the change in accounting principle was $247,000 in 2000 as compared with a loss of $5.2 million in 1999, an increase of $5.4 million. The effective combined federal, state and provincial income tax rate was 36.0% in both

2000 and 1999. Net income after taxes and the cumulative effect of the change in accounting principle was $158,000 in 2000 as compared with a net loss of $3.6 million in 1999, an increase of $3.8 million, and basic and diluted earnings
(loss) per share was $.03 in 2000 compared to ($.66) in 1999.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had negative working capital of $55.4 million compared with negative working capital of $56.7 million at December 31, 1999, and a current ratio of .2 at both June 30, 2000 and December 31, 1999. The negative working capital results primarily from the classification of a majority of the Company's debt as current liabilities. The classification of a majority of the Company's debt as current maturities is due to the Company's non-compliance with debt covenants in various debt agreements, including net worth, cash flow and debt-to-equity ratio requirements. Cross-default or material adverse change provisions contained in the agreements allow the holders of substantially all of the Company's debt to demand immediate repayment. As of June 30, 2000, and through the date of the filing of this Report on Form 10-Q, the Company had not obtained waivers of the non-compliance. Based on regularly scheduled debt service requirements, the Company has a total of $27.1 million of debt that must be repaid or refinanced within the next 12 months. However, as a result of the covenant non-compliance and other cross-default provisions, the Company has classified a total of $53.1 million of debt as current liabilities as of June 30, 2000. The Company would not be able to repay this portion of its indebtedness if the applicable lenders demanded repayment. Of the Company's 61 leased facilities, 30 are covered by a Master Lease and other leases with Omega Healthcare Investors, Inc. ("Omega"). Under the terms of the Master Lease, the Company must comply with certain covenants based on total shareholders' equity of the Company as defined in the Master Lease. The Company was not in compliance with these covenants as of June 30, 2000 and through the date of the filing of this Report on Form 10-Q. As a result of the non-compliance, Omega has the right to terminate all of its leases with the Company and seek recovery of any related financial losses, as well as other miscellaneous remedies. The Company has not obtained waivers of non-compliance. The Company and Omega are currently in negotiations with respect to modification of the existing lease agreements. No assurance can be given that the Company will achieve profitable operations in the near term or that the Company can increase growth in net revenues. The Company cannot assure that internally generated cash flows from earnings and existing cash balances will be sufficient to fund existing debt obligations on future capital and working capital requirements through fiscal year 2000. The Company is currently discussing potential restructuring, modification and refinancing alternatives with its lenders and primary lessor. If the Company's lenders force immediate repayment, the Company would not be able to repay the related debt outstanding. The Company is unable to predict if it will be successful in negotiating waivers, amendments, or refinancings of outstanding debt or lease commitments, or that the Company will be able to meet any amended financial covenants in the future. Any demands for repayment by lenders or the inability to obtain waivers or refinance the related debt would have a material adverse impact on the financial position, results of operations and cash flows of the Company. If the Company is unable to generate sufficient cash flow from its operations or successfully negotiate debt or lease amendments, it will explore a variety of other options, including, but not limited to, equity financing from outside investors, asset dispositions or relief under the United States bankruptcy code.

The Company has a working capital line of credit and a bridge loan which had combined amounts outstanding of $14.4 million at June 30, 2000. All of the amounts outstanding with this lender had a maturity date of February 28, 2000, which had been previously extended. The lender has continued to fund current operations under the working capital line of credit and on June 30, 2000, the maturity date of these loans was extended to August 31, 2000. The Company and lender are currently negotiating a restructuring of this financing.

The Company has an acquisition line of credit which had amounts outstanding of $11.1 million at June 30, 2000. No further draws are available under the acquisition line of credit. Amounts outstanding under the acquisition line of credit had a maturity date of April 30, 2000, which had been previously extended. On June 30, 2000, the lender again extended the maturity date to August 31, 2000. The Company and the lender are negotiating replacement long-term financing.

Net cash provided by operating activities totaled $3.7 million and $2.1 million in the six month periods ended June 30, 2000 and 1999, respectively. These amounts primarily represent the cash flows from net operations plus changes in non-cash components of operations and by working capital changes.

Net cash used in investing activities totaled $1.1 million and $3.1 million in the six month periods ended June 30, 2000 and 1999, respectively. These amounts primarily represent purchases of property plant and equipment, investments in and advances to joint ventures and additional investments in TDLP, a limited partnership for which the Company serves as the general partner. The Company has used between $2.7 million and $5.2 million for capital expenditures in the three calendar years ending December 31, 1999. Substantially all such expenditures were for facility improvements and equipment, which were financed principally through working capital. For the year ended December 31, 2000, the Company anticipates that capital expenditures for improvements and equipment for its existing facility operations will be approximately $3.2 million, including $800,000 for non-routine projects.

Net cash used in financing activities totaled $566,000 and $613,000 in the six month periods ended June 30, 2000 and 1999, respectively. The net cash used in financing activities primarily represents net repayments of debt and advances to TDLP.

RECEIVABLES

The Company's operations could be adversely affected if it experiences significant delays in reimbursement of its labor and other costs from Medicare, Medicaid and other third party revenue sources. The Company's future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company's liquidity. Continued efforts by governmental and third-party payors to contain or reduce the acceleration of costs by monitoring reimbursement rates, by increasing medical review of bills for services, or by negotiating reduced contract rates, as well as any delay by the Company in the processing of its invoices, could adversely affect the Company's liquidity and results of operations.

Accounts receivable attributable to the provision of patient and resident services at June 30, 2000 and December 31, 1999, totaled $15.7 million and $15.8 million, respectively, representing approximately 30 and 31 days in accounts receivable, respectively. Accounts receivable from the provision of management services were $530,000 and $412,000 at June 30, 2000 and December 31, 1999, respectively, representing approximately 47 and 42 days in accounts receivable, respectively. The allowance for bad debt was $5.2 million and $5.0 million at June 30, 2000 and December 31, 1999, respectively.

The Company continually evaluates the adequacy of its bad debt reserves based on patient mix trends, agings of older balances, payment terms and delays with regard to third party payors, collateral and deposit resources, as well as other factors. The Company continues to evaluate and implement additional procedures to strengthen its collection efforts and reduce the incidence of uncollectible accounts.

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

EXECUTIVE MANAGEMENT CHANGES

Effective January 28, 2000, Mr. Richard B. Vacek, Jr., resigned his position as Executive Vice President, Chief Financial Officer and Secretary of the Company. Mr. James F. Mills, Jr., Vice President and Controller, replaced Mr. Vacek as Secretary and Acting Chief Financial Officer. On May 12, 2000, Mr. Mills was elected to the position of Senior Vice President and Chief Financial Officer.

STOCK EXCHANGE

On November 10, 1999, the Company's stock began being quoted on the NASD's OTC Bulletin Board under the symbol AVCA. Previously, the Company's common stock was traded on the New York Stock Exchange under the symbol AVC. The Company's common stock was also traded on the Toronto Stock Exchange ("TSE") under the symbol AVCU. However, the Company no longer meets the listing requirements of the TSE and, therefore, effective May 30, 2000, no longer trades on the TSE.

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

FORWARD-LOOKING STATEMENTS

The foregoing discussion and analysis provides information deemed by Management to be relevant to an assessment and understanding of the Company's consolidated results of operations and its financial condition. It should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Certain statements made by or on behalf of the Company, including those contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties including, but not limited to, changes in governmental reimbursement or regulation, health care reforms, the increased cost of borrowing under the Company's credit agreements, covenant waivers from the Company's lenders, possible amendments to the Company's credit agreements, the impact of future licensing surveys, the ability to execute on the Company's acquisition program, both in obtaining suitable acquisitions and financing therefore, changing economic conditions as well as others. Investors also should refer to the risks identified in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as risks identified in the Company's Form 10-K for the year ended December 31, 1999 for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, the Company can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, cautions investors not to place undue reliance on them. Actual results may differ materially from those described in such forward-looking statements. Such cautionary statements identify important factors that could cause the Company's actual results to materially differ from those projected in forward-looking statements. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

                               PART II -- OTHER INFORMATION

Item 3.   Defaults Upon Senior Securities.

The Company is not currently in compliance with certain covenants of its loan agreements and certain other indebtedness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 4.   Submission of Matters to a Vote of Security Holders.

    (a)   The annual meeting of shareholders was held on July 27, 2000.

    (b)   Matters voted upon at the meeting:

                   - Election of Directors:

                              Charles W. Birkett, M.D.
                                  FOR                         4,446,150
                                  AGAINST                           -0-
                                  WITHHELD                      293,943
                                  ABSTENTIONS                       -0-
                                  NON-VOTING(1)                 751,528
                                                              ---------
                                  ELIGIBLE SHARES             5,491,621
                                                              ---------

                              Edward G. Nelson
                                  FOR                         4,447,150
                                  AGAINST                           -0-
                                  WITHHELD                      292,943
                                  ABSTENTIONS                       -0-
                                  NON-VOTING(1)                 751,528
                                                              ---------
                                  ELIGIBLE SHARES             5,491,621
                                                              ---------

                             Paul Richardson
                                  FOR                         4,489,800
                                  AGAINST                           -0-
                                  WITHHELD                      250,293
                                  ABSTENTIONS                       -0-
                                  NON-VOTING(1)                 751,528
                                                              ---------
                                  ELIGIBLE SHARES             5,491,621
                                                              ---------

                   (Continuing directors include William C. O'Neil, Jr. and J. Bransford Wallace)
                   -------------
                   (1) Including broker non-votes.

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

                                ADVOCAT INC.

August 14, 2000

                          By:   /s/ James F. Mills, Jr.
                                ------------------------------------------------
                                James F. Mills, Jr.
                                Principal Financial Officer and Chief Accounting Officer and An Officer Duly Authorized to Sign on Behalf of the Registrant

Exhibit
Number                        Description of Exhibits
------                        -----------------------

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

27       Financial Data Schedule (for SEC use only).