Form 10-Q
period 2000-09-30
ADVOCAT INC
filed 2000-11-14
CIK 919956

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

CHECK ONE:

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED:   SEPTEMBER 30, 2000
                                               ------------------
                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSACTION PERIOD FROM _________ TO _________.

COMMISSION FILE NO.:    1-12996
                        -------

                                  ADVOCAT INC.
                                  ------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                  62-1559667
 -----------------------------                -------------------------------
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

                                    5,491,621
    ------------------------------------------------------------------------
   (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF SEPTEMBER 30, 2000)

                          PART I. FINANCIAL INFORMATION

ITEM 1  -  FINANCIAL STATEMENTS

                                  ADVOCAT INC.
                       INTERIM CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                         SEPTEMBER 30,   DECEMBER 31,
                                                             2000           1999
                                                         -------------   ------------
                                                         (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                               $  3,585       $  1,913
   Receivables, less allowance for doubtful
        accounts of $5,078 and $4,958,
        respectively                                         12,428         11,719
   Inventories                                                  711            754
   Prepaid expenses and other assets                          1,945            813
                                                           --------       --------
            Total current assets                             18,669         15,199
                                                           --------       --------


PROPERTY AND EQUIPMENT, at cost                              88,902         87,667
   Less accumulated depreciation
        and amortization                                    (22,489)       (19,015)
                                                           --------       --------
            Net property and equipment                       66,413         68,652
                                                           --------       --------


OTHER ASSETS:
   Deferred financing and other costs, net                      705            939
   Assets held for sale or redevelopment                      1,476          1,476
   Investments in and receivables from joint ventures         8,570          8,126
   Other                                                      1,814          1,793
                                                           --------       --------
            Total other assets                               12,565         12,334
                                                           --------       --------

                                                           $ 97,647       $ 96,185
                                                           ========       ========




                                   (Continued)

                                  ADVOCAT INC.

                       INTERIM CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (CONTINUED)

                                                         SEPTEMBER 30,   DECEMBER 31,
                                                             2000           1999
                                                         -------------   ------------
                                                         (UNAUDITED)
CURRENT LIABILITIES:
   Current portion of long-term debt                        $ 13,719       $ 53,098
   Trade accounts payable                                      6,554          7,984
   Income taxes payable                                           72            -0-
   Accrued expenses:
        Payroll and employee benefits                          4,302          4,001
        Interest                                                 212            221
        Self-insurance reserves                                3,174          3,508
        Other                                                  6,573          3,086
                                                            --------       --------
            Total current liabilities                         34,606         71,898
                                                            --------       --------

NONCURRENT LIABILITIES:
   Long-term debt, less current portion                       45,631          7,827
   Deferred gains with respect to leases, net                  2,862          3,047
   Self-insurance reserves, less current portion               3,297          2,268
   Other                                                       4,971          4,878
                                                            --------       --------
            Total noncurrent liabilities                      56,761         18,020
                                                            --------       --------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Preferred stock, authorized 1,000,000 shares,
        $.10 par value, none issued and outstanding              -0-            -0-
   Common stock, authorized 20,000,000 shares,
        $.01 par value, 5,492,000 and 5,399,000 issued
        and outstanding at September 30, 2000 and
        December 31, 1999, respectively                           55             55
   Paid-in capital                                            15,907         15,907
   Accumulated deficit                                        (9,682)        (9,695)
                                                            --------       --------
            Total shareholders' equity                         6,280          6,267
                                                            --------       --------

                                                            $ 97,647       $ 96,185
                                                            ========       ========


              The accompanying notes are an integral part of these
                      interim consolidated balance sheets.

                                  ADVOCAT INC.
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, AND UNAUDITED)

                                       THREE MONTHS ENDED SEPTEMBER 30,
                                       --------------------------------
                                              2000          1999
                                            -------        --------

REVENUES:
   Patient revenues                         $38,946        $ 33,865
   Resident revenues                         10,368           9,735
   Management fees                              934             860
   Interest                                      53              40
                                            -------        --------
        Net revenues                         50,301          44,500
                                            -------        --------

EXPENSES:
   Operating                                 38,598          39,710
   Lease                                      5,272           5,251
   General and administrative                 3,058           3,482
   Interest                                   1,542           1,494
   Depreciation and amortization              1,239           1,152
   Non-recurring charges                        359             -0-
                                            -------        --------
        Total expenses                       50,068          51,089
                                            -------        --------

INCOME (LOSS) BEFORE INCOME TAXES               233          (6,589)
PROVISION (BENEFIT) FOR INCOME TAXES             84          (2,372)
                                            -------        --------

NET INCOME (LOSS)                           $   149        $ (4,217)
                                            -------        --------

BASIC EARNINGS (LOSS) PER SHARE:
   Net income (loss)                        $   .03        $   (.77)
                                            =======        ========
DILUTED EARNINGS (LOSS) PER SHARE:
   Net income (loss)                        $   .03        $   (.77)
                                            =======        ========
WEIGHTED AVERAGE SHARES:
   Basic                                      5,492           5,492
                                            =======        ========

   Diluted                                    5,492           5,492
                                            =======        ========




              The accompanying notes are an integral part of these
                   interim consolidated financial statements.

                                  ADVOCAT INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, AND UNAUDITED)

                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                             -------------------------------
                                                                 2000            1999
                                                               --------        ---------
REVENUES:
   Patient revenues                                            $111,620        $ 105,071
   Resident revenues                                             31,177           27,962
   Management fees                                                2,960            2,656
   Interest                                                         144              113
                                                               --------        ---------
        Net revenues                                            145,901          135,802
                                                               --------        ---------

EXPENSES:
   Operating                                                    112,193          115,466
   Lease                                                         15,806           15,155
   General and administrative                                     8,754            9,372
   Interest                                                       4,432            4,126
   Depreciation and amortization                                  3,614            3,447
   Non-recurring charges                                            622              -0-
                                                               --------        ---------
        Total expenses                                          145,421          147,566
                                                               --------        ---------

INCOME (LOSS) BEFORE INCOME TAXES                                   480          (11,764)
PROVISION (BENEFIT) FOR INCOME TAXES                                173           (4,235)
                                                               --------        ---------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE                                307           (7,529)
CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE, NET OF TAX                                 -0-             (277)
                                                               --------        ---------
NET INCOME (LOSS)                                              $    307        $  (7,806)
                                                               ========        =========

BASIC EARNINGS (LOSS) PER SHARE:
   Income (loss) before accounting change                      $    .06        $   (1.39)
   Cumulative effect of change in accounting principle,
       net of tax                                                   -0-             (.05)
                                                               --------        ---------
   Net income (loss)                                           $    .06        $   (1.44)
                                                               ========        =========

DILUTED EARNINGS (LOSS) PER SHARE
   Income (loss) before accounting change                      $    .06        $   (1.39)
   Cumulative effect of change in accounting principle,
       net of tax                                                   -0-             (.05)
                                                               --------        ---------
   Net income (loss)                                           $    .06        $   (1.44)
                                                               ========        =========

WEIGHTED AVERAGE SHARES:
   Basic                                                          5,492            5,430
                                                               ========        =========

   Diluted                                                        5,492            5,430
                                                               ========        =========

              The accompanying notes are an integral part of these
                   interim consolidated financial statements.

                                  ADVOCAT INC.

             INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                          (IN THOUSANDS AND UNAUDITED)

                                                      THREE MONTHS                   NINE MONTHS
                                                    ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                   ---------------------         ---------------------
                                                   2000            1999          2000           1999
                                                   -----         -------         -----         -------
NET INCOME (LOSS)                                  $ 149         $(4,217)        $ 307         $(7,806)


OTHER COMPREHENSIVE INCOME:
   Foreign currency translation adjustments         (138)            (47)         (459)            250
   Income tax (provision) benefit                     50              17           165             (90)
                                                   -----         -------         -----         -------
                                                     (88)            (30)         (294)            160
                                                   -----         -------         -----         -------

COMPREHENSIVE INCOME (LOSS)                        $  61         $(4,247)        $  13         $(7,646)
                                                   =====         =======         =====         =======
















              The accompanying notes are an integral part of these
                   interim consolidated financial statements.

                                  ADVOCAT INC.

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)

                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                 -------------------------------
                                                                     2000            1999
                                                                    -------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                $   307         $ (7,806)
   Items not involving cash:
        Depreciation and amortization                                 3,614            3,447
        Provision for doubtful accounts                               2,046            5,466
        Equity loss in joint ventures                                    27               50
        Amortization of deferred balances                              (228)             814
        Deferred income taxes                                           -0-           (3,763)
        Write off pursuant to change in accounting principle            -0-              433
        Increase in TDLP impairment reserve                             -0-              500
   Changes in other assets and liabilities:
        Receivables                                                  (2,755)           8,716
        Inventories                                                      43              193
        Prepaid expenses and other assets                              (935)             435
        Trade accounts payable and accrued expenses                   3,233           (3,178)
        Other                                                           -0-               97
                                                                    -------         --------
             Net cash provided from operating activities              5,352            5,404
                                                                    -------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment, net                          (1,338)          (3,740)
   Investment in TDLP                                                   -0-             (160)
   Mortgages receivable, net                                            315              162
   Deposits, pre-opening costs and other                               (336)             671
   Investment in and advances to joint ventures, net                   (629)            (979)
   TDLP partnership distributions                                       158              257
                                                                    -------         --------
        Net cash used in investing activities                        (1,830)          (3,789)
                                                                    -------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt obligations                           -0-           26,345
   Repayment of debt obligations                                     (1,352)         (25,419)
   Net proceeds from (repayment of) bank line of credit                (223)          (2,950)
   Proceeds from sale of common stock                                   -0-              144
   Advances to TDLP, net                                                (49)            (561)
   Increase in lease obligations                                         68              140
   Financing costs                                                      -0-             (480)
                                                                    -------         --------
        Net cash used in financing activities                        (1,556)          (2,781)
                                                                    -------         --------

EFFECT OF EXCHANGE RATE CHANGES                                        (294)             160


                                   (Continued)

                                  ADVOCAT INC.

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)
                                   (CONTINUED)

                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                      -------------------------------
                                                          2000             1999
                                                         -------         -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         $ 1,672         $(1,006)

CASH AND CASH EQUIVALENTS, beginning of period             1,913           2,347
                                                         -------         -------

CASH AND CASH EQUIVALENTS, end of period                 $ 3,585         $ 1,341
                                                         =======         =======

SUPPLEMENTAL INFORMATION:
      Cash payments of interest                          $ 4,618         $ 4,781
                                                         =======         =======

     Cash payments (refunds) of income taxes, net        $  (100)        $  (589)
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

                           SEPTEMBER 30, 2000 AND 1999

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

As of September 30, 2000, the Company operates 120 facilities consisting of 64 nursing homes with 7,230 licensed beds and 56 assisted living facilities with 5,472 units. The Company owns seven nursing homes, leases 36 others, and manages 21 nursing homes. The Company owns 16 assisted living facilities, leases 25 others, and manages the remaining 15 assisted living facilities. The Company holds a minority interest in seven of these managed assisted living facilities. The Company operates 51 nursing homes and 33 assisted living facilities in the United States and 13 nursing homes and 23 assisted living facilities in Canada. The Company operates facilities in Alabama, Arkansas, Florida, Georgia, Kentucky, North Carolina, Ohio, South Carolina, Tennessee, Texas, Virginia, West Virginia and the Canadian provinces of Alberta, British Columbia, Nova Scotia and Ontario.

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

2.     BASIS OF FINANCIAL STATEMENTS

The interim consolidated financial statements for the three and nine month periods ended September 30, 2000 and 1999, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all adjustments necessary to present fairly the financial position at September 30, 2000 and the results of operations for the three and nine month periods ended September 30, 2000 and 1999, and the cash flows for the nine month periods ended September 30, 2000 and 1999.

The results of operations for the three and nine month periods ended September 30, 2000 and 1999 are not necessarily indicative of the operating results for the entire respective years. These interim consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

3.   NEW ACCOUNTING PRONOUNCEMENTS

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

4.   LEASE AMENDMENTS AND DEBT REFINANCING

On November 8, 2000, the Company entered into a 10-year restructured lease agreement (the "Settlement and Restructuring Agreement") with its primary lessor, Omega Health Investors, Inc. ("Omega"). The Settlement and Restructuring Agreement, effective as of October 1, 2000, provides for reduced future lease costs covering 30 of its 61 leased facilities through the term of the lease expiring September 30, 2010, settlement of unpaid rent, a cancellation of outstanding letters of credit, and a waiver of all defaults under previous lease agreements with Omega. The Company has agreed under the Settlement and Restructuring Agreement to issue Omega a subordinated note in the amount of $1.7 million and 393,658 shares of the Company's convertible preferred stock. Interest on the subordinated note is payable quarterly and accrues at a rate of 7% per annum with any unpaid principal and interest becoming due September 30, 2007. The Company's preferred stock is entitled to a quarterly dividend at a rate of 7% per annum convertible into common stock at an initial conversion rate of 1.7949 shares of the Company's common stock for each share of preferred stock upon demand by Omega resulting in Omega holding up to 9.99% of the Company's outstanding common stock. The preferred stock also has a liquidation preference of $3.3 million plus accrued but unpaid dividends and is subject to redemption at $3.3 million plus accrued but unpaid dividends upon a default under the lease or on September 30, 2007. The Company has also issued a $5.0 million subordinated note which accrues interest at a rate of 11.0% per annum and becomes payable at the expiration of the term of the restructured lease. The Settlement and Restructuring Agreement provides Omega will agree to forgive the $5.0 million subordinated note plus any accrued but unpaid interest upon the transference of specified property and equipment located in the covered facilities to Omega at the expiration of the term of the restructured lease. The Company will account for the net effect of the issuance of the subordinated notes and preferred stock as costs of the restructured lease which will be amortized over the 10-year term of the lease beginning October 1, 2000.

As a result of the Company's execution of the Settlement and Restructuring Agreement with Omega, the Company amended previously existing loan agreements with its primary lender. The amended loan agreements establish new promissory notes and a working capital line for all of the $13.6 million outstanding to the lender at September 30, 2000 and extends the maturity dates ranging from January 15, 2002 through September 30, 2004. Under the amended loan agreements, the promissory notes and working capital line of credit will bear interest at a rate of 9.5% and prime plus .5%, respectively. Effective with the execution of the amended loan agreement, the Company is now in compliance with its debt covenants resulting in an additional $38.1 million of debt being reclassified to long term. Effective with the execution of the amended loan agreement, the Company is in compliance with the debt covenants related to the $13.6 million owed to its primary lender and the $24.5 million mortgage payable owed to a commercial finance company, resulting in $38.1 million of debt being reclassified to long-term.

The Company anticipates it will incur additional non-recurring charges in connection with the restructured lease and loan agreements which will be recorded in the fourth quarter of 2000. See Note 7 for further discussion of non-recurring charges recorded by the Company.

As of the date of the filing of this Report on Form 10-Q, the Company has an acquisition line of credit which had amounts outstanding of $11.1 million at September 30, 2000. No further draws are available under the acquisition line of credit. Amounts outstanding under this line had a maturity date of April 30, 2000, which had been previously extended. On September 27, 2000, the lender again extended the maturity date to November 30, 2000. The Company and the lender are negotiating replacement long-term financing which the Company expects to have completed prior to December 31, 2000. If the Company is unable to refinance the acquisition line of credit and the lender demands immediate repayment, the Company would be unable to repay the related debt outstanding which would have an adverse impact on the financial position, operations and cash flows of the Company. This debt is secured by the assets of four facilities that are owned and operated by the Company.

The Company believes that, as a result of the restructuring agreements and anticipated acquisition line of credit refinancing referred to above, internally generated cash flows from earnings and existing cash balances will be sufficient to fund existing debt obligations through fiscal year 2001.

5.     RECLASSIFICATIONS

Certain amounts in the 1999 interim financial statements have been reclassified to conform with the 2000 presentation.

6.     OTHER COMPREHENSIVE INCOME

The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Information with respect to the accumulated other comprehensive income balance is presented below:

                                                      THREE MONTHS ENDED              NINE MONTHS ENDED
                                                      SEPTEMBER 30, 2000             SEPTEMBER 30, 2000
                                                  -------------------------       -------------------------
                                                     2000           1999            2000            1999
                                                  ---------       ---------       ---------       ---------
Foreign currency items:
    Beginning balance                             $(379,000)      $(222,000)      $(173,000)      $(412,000)
    Current period change, net of income tax        (88,000)        (30,000)       (294,000)        160,000
                                                  ---------       ---------       ---------       ---------
    Ending balance                                $(467,000)      $(252,000)      $(467,000)      $(252,000)
                                                  ---------       ---------       ---------       ---------

    Positive amounts represent unrealized gains and negative amounts represent unrealized losses.

7.  NON-RECURRING CHARGES

During 2000, the Company recorded non-recurring charges totaling $622,000 in connection with the restructuring of the lease arrangements covering the majority of its United States nursing facilities and the refinancing of certain debt obligations. See Note 4 for further discussion of the restructured lease arrangements and refinanced debt obligations.

Information with respect to these charges is presented below:

                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                           SEPTEMBER 30, 2000          SEPTEMBER 30, 2000
                                           ------------------          ------------------
      Consulting fees                            $233,000                   $391,000
      Legal fees                                  125,000                    215,000
      Other                                         1,000                     16,000
                                                 --------                   --------
                                                 $359,000                   $622,000
                                                 --------                   --------

8.  OPERATING SEGMENT INFORMATION

The Company has four reportable segments: U.S. nursing homes, U.S. assisted living facilities, Corporate operations, and Canadian operations, which consists of both nursing home and assisted living services. Management evaluates each of these segments independently due to the geographic, reimbursement, marketing, and regulatory differences between the segments. Management evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses and foreign exchange gains and losses. The following information is derived from the Company's segments' internal financial statements and includes information related to the Company's unallocated corporate revenues and expenses:

                                                THREE MONTHS                   NINE MONTHS
                                            ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                          -----------------------       -------------------------
         (IN THOUSANDS)                     2000          1999            2000            1999
                                          --------       --------       ---------       ---------
  Net revenues:
     U.S. nursing homes                   $ 38,390       $ 33,371       $ 110,068       $ 103,707
     U.S. assisted living facilities         7,972          7,426          24,068          21,105
     Canadian operations                     3,947          3,713          11,775          11,050
     Corporate                                  (8)           (10)            (10)            (60)
                                          --------       --------       ---------       ---------
         Total                            $ 50,301       $ 44,500       $ 145,901       $ 135,802
                                          ========       ========       =========       =========

  Depreciation and amortization:
    U.S. nursing homes                    $    698       $    593       $   1,995       $   1,794
    U.S. assisted living facilities            425            436           1,271           1,321
    Canadian operations                         97             99             293             274
    Corporate                                   19             24              55              58
                                          --------       --------       ---------       ---------
       Total                              $  1,239       $  1,152       $   3,614       $   3,447
                                          ========       ========       =========       =========

  Operating income (loss):
    U.S. nursing homes                    $    893       $ (6,440)      $   1,718       $ (10,573)
    U.S. assisted living facilities           (132)          (286)           (127)           (461)
    Canadian operations                        483            436           1,328           1,246
    Corporate                                 (652)          (299)         (1,817)         (1,976)
                                          --------       --------       ---------       ---------
       Total                              $    592       $ (6,589)      $   1,102       $ (11,764)
                                          ========       ========       =========       =========



                                                SEPTEMBER 30,   DECEMBER 31,
                                                     2000           1999
                                                   --------       --------
   Long-lived assets:
    U.S. nursing homes                             $ 32,069       $ 32,777
    U.S. assisted living facilities                  33,535         34,332
    Canadian operations                              12,235         12,933
    Corporate                                         1,139            944
                                                   --------       --------
       Total                                       $ 78,978       $ 80,986
                                                   ========       ========

  Total assets:
    U.S. nursing homes                             $ 56,935       $ 55,796
    U.S. assisted living facilities                  36,000         36,309
    Canadian operations                              16,467         16,737
    Corporate                                         1,945          1,134
    Eliminations                                    (13,700)       (13,791)
                                                   --------       --------
       Total                                       $ 97,647       $ 96,185
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

As of September 30, 2000, the Company operates 120 facilities, consisting of 64 nursing homes with 7,230 licensed beds and 56 assisted living facilities with 5,472 units. In comparison, at September 30, 1999, the Company operated 122 facilities composed of 65 nursing homes containing 7,307 licensed beds and 57 assisted living facilities containing 5,320 units. As of September 30, 2000, the Company owns seven nursing homes, leases 36 others and manages the remaining 21 nursing homes. Additionally, the Company owns 16 assisted living facilities, leases 25 others and manages the remaining 15 assisted living facilities. The Company holds a minority interest in seven of these managed assisted living facilities. The Company operates 51 nursing homes and 33 assisted living facilities in the United States and 13 nursing homes and 23 assisted living facilities in Canada.

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

RESULTS OF OPERATIONS

The following tables present the unaudited interim statements of operations and related data for the three and nine months ended September 30, 2000 and 1999.

          (IN THOUSANDS)                THREE MONTHS ENDED SEPT. 30,
                                        ----------------------------
                                             2000          1999          CHANGE           %
                                            -------      --------       -------         ------
  REVENUES:
        Patient revenues                    $38,946      $ 33,865       $ 5,081          15.0%
        Resident revenues                    10,368         9,735           633           6.5
        Management fees                         934           860            74           8.6
        Interest                                 53            40            13          32.5
                                            -------      --------       -------
                Net revenues                 50,301        44,500         5,801          13.0
                                            -------      --------       -------
 EXPENSES:
        Operating                            38,598        39,710        (1,112)         (2.8)
        Lease                                 5,272         5,251            21            .4
        General and administrative            3,058         3,482          (424)        (12.2)
        Interest                              1,542         1,494            48           3.2
        Depreciation and amortization         1,239         1,152            87           7.6
        Non-recurring charges                   359           -0-           359           N/A
                                            -------       -------       -------
                Total expenses               50,068        51,089        (1,021)         (2.0)
                                            -------       -------       -------

  INCOME (LOSS) BEFORE INCOME TAXES             233        (6,589)        6,822         103.5

  PROVISION (BENEFIT) FOR INCOME TAXES           84        (2,372)        2,456         103.5
                                            -------      --------       -------

  NET INCOME  (LOSS)                        $   149      $ (4,217)      $ 4,366         103.5
                                            =======      ========       =======

              (IN THOUSANDS)              NINE MONTHS ENDED SEPT. 30,
                                          ---------------------------
                                              2000          1999           CHANGE            %
                                            --------      ---------       --------         -----
  REVENUES:
        Patient revenues                    $111,620      $ 105,071       $  6,549           6.2%
        Resident revenues                     31,177         27,962          3,215          11.5
        Management fees                        2,960          2,656            304          11.4
        Interest                                 144            113             31          27.4
                                            --------      ---------       --------
                Net revenues                 145,901        135,802         10,099           7.4
                                            --------      ---------       --------
 EXPENSES:
        Operating                            112,193        115,466         (3,273)         (2.8)
        Lease                                 15,806         15,155            651           4.3
        General and administrative             8,754          9,372           (618)         (6.6)
        Interest                               4,432          4,126            306           7.4
        Depreciation and amortization          3,614          3,447            167           4.8
        Non-recurring charges                    622            -0-            622           N/A
                                            --------      ---------       --------
                Total expenses               145,421        147,566         (2,145)         (1.5)
                                            --------      ---------       --------

  INCOME (LOSS) BEFORE INCOME TAXES              480        (11,764)        12,244         104.1

  PROVISION (BENEFIT) FOR INCOME TAXES           173         (4,235)         4,408         104.1
                                            --------      ---------       --------

  INCOME (LOSS) BEFORE CUMULATIVE
        EFFECT OF CHANGE IN
        ACCOUNTING PRINCIPLE                     307         (7,529)         7,836         104.1

  CUMULATIVE EFFECT OF CHANGE
        IN ACCOUNTING PRINCIPLE,
        NET OF TAX                               -0-           (277)           277         100.0
                                            --------      ---------       --------

  NET INCOME (LOSS)                         $    307      $  (7,806)      $  8,113         103.9
                                            ========      =========       ========


PERCENTAGE OF NET REVENUES

                                                      THREE MONTHS                    NINE MONTHS
                                                    ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                    -------------------          ---------------------
                                                     2000         1999           2000            1999
                                                     -----        -----          -----           -----
  REVENUES:
        Patient revenues                              77.4%        76.1%          76.5%           77.4%
        Resident revenues                             20.6         21.9           21.4            20.6
        Management fees                                1.9          1.9            2.0             1.9
        Interest                                       0.1          0.1            0.1             0.1
                                                     -----        -----          -----           -----
                Net revenues                         100.0%       100.0%         100.0%          100.0%
                                                     -----        -----          -----           -----
 EXPENSES:
        Operating                                     76.7         89.2           76.9            85.0
        Lease                                         10.5         11.8           10.8            11.2
        General and administrative                     6.1          7.8            6.0             6.9
        Interest                                       3.1          3.4            3.0             3.0
        Depreciation and amortization                  2.5          2.6            2.5             2.5
        Non-recurring charges                          0.7          0.0            0.4             0.0
                                                     -----        -----          -----           -----
                Total expenses                        99.6        114.8           99.6           108.6
                                                     -----        -----          -----           -----

  INCOME (LOSS) BEFORE INCOME TAXES                    0.5        (14.8)           0.3            (8.6)

  PROVISION (BENEFIT) FOR INCOME TAXES                 0.2         (5.3)           0.1            (3.1)
                                                     -----        -----          -----           -----

  INCOME (LOSS) BEFORE CUMULATIVE
        EFFECT OF CHANGE IN
        ACCOUNTING PRINCIPLE                           0.3         (9.5)           0.2            (5.5)

  CUMULATIVE EFFECT OF CHANGE
        IN ACCOUNTING PRINCIPLE,
        NET OF TAX                                     0.0          0.0            0.0            (0.2)
                                                     -----       ------         ------           -----

  NET INCOME (LOSS)                                    0.3%        (9.5)%          0.2%           (5.7)%
                                                     =====       ======         ======           =====



GENERAL

Medicare and Other Reimbursement Changes. During 1997, the Federal government enacted the Balanced Budget Act of 1997 ("BBA"), which contains numerous Medicare and Medicaid cost-saving measures. The BBA requires that nursing homes transition to a prospective payment system ("PPS") under the Medicare program during a three-year "transition period," which began for most of the Company's facilities on January 1, 1999. In general, PPS provides a standard payment for Medicare Part A services to all providers regardless of their current costs. PPS creates an incentive for providers to reduce their costs, and management has reduced operating expenses in an effort to offset the revenue reductions resulting from PPS. Revenues and expenses have been reduced significantly from the levels prior to PPS.

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

As the impact of these changes upon both providers and beneficiaries has become known, there has been growing political awareness of a need to re-examine the drastic cuts that have been implemented. On November 29, 1999 President Clinton signed into law a budget agreement that restores $2.7 billion in Medicare funding over three years. The bill contains several components that become effective at various times over the three-year period. As a result of the legislation, individual nursing facilities have the option, for cost reporting years beginning after December 29, 1999, of continuing under the current PPS transition formula or adopting the full federal PPS per diem.

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

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999

Revenues. Net revenues increased to $50.3 million in 2000 from $44.5 million in 1999, an increase of $5.8 million, or 13.0%. Patient revenues increased to $38.9 million in 2000 from $33.9 million in 1999, an increase of $5.0 million, or 15.0%. The increase in patient revenues can be attributed to increased Medicare utilization and PPS rate increases at several facilities which became effective April 2000. Several facilities in Tennessee also received $1.3 million in retroactive rate increases from the state in August 2000. However, the Company closed a facility in July 2000 which had an estimated negative impact on 2000 patient revenues of $300,000. The increase in patient revenues can also be attributed to negative revenue adjustments totaling $1.3 million which were recorded in 1999 related to reimbursement issues. The negative revenue adjustments recorded in 1999 included incentive payments which were retroactively recouped by the state of Alabama related to 1997 decertification issues and revenue that was reversed resulting from expected rate increases in the state of Arkansas which became uncertain. Resident revenues increased to $10.4 million in 2000 from $9.7 million in 1999, an increase of $633,000, or 6.5%. The addition of three United States assisted living facilities which were opened during the second quarter of 1999 and rate increases related to the reimbursement of additional required personnel at the majority of the United States assisted living facilities account for a majority of the increase in resident revenues in 2000. As a percentage of patient and resident revenues, Medicare increased to 18.5% in 2000 from 17.1% in 1999 while Medicaid and similar programs increased to 68.7% in 2000 from 63.5% in 1999.

Operating Expense. Operating expense decreased to $38.6 million in 2000 from $39.7 million in 1999, a decrease of $1.1 million, or 2.8%. The Company continues to implement cost reductions in response to Medicare reimbursement changes. As a percentage of patient and resident revenues, operating expense decreased to 78.3% in 2000 from 91.1% in 1999. The largest component of operating expenses is wages, which increased to $21.2 million in 2000 from $20.0 million in 1999, an increase of $1.2 million, or 6.0%. Savings from staff reductions have been offset by increased wage levels due to higher labor markets in most of the areas in which the Company operates. The Company's wage increases are generally in line with inflation. However, effective February 2000, the Company increased staffing at a majority of its United States assisted living facilities to meet state regulatory requirements which the Company estimates has increased wage expense by $250,000. The Company's provision for doubtful accounts decreased to $700,000 in 2000 from $2.8 million in 1999, a decrease of $2.1 million, or 75.0%. In 1999, the Company determined a substantial portion of its older patient receivables should be reserved. The Company recognized a charge of $493,000 in 1999 to provide additional reserves for the self-insured portion of liability claims incurred prior to 1998. The 1999 period also included provisions of $279,000 for additional workers' compensation liabilities and $498,000 for the write-off of miscellaneous assets.

Lease Expense. Lease expense remained flat at $5.2 million in 2000 and 1999. Adjustments in the Company's lease agreements are generally tied to inflation.

General and Administrative Expense. General and administrative expense decreased to $3.1 million in 2000 from $3.5 million in 1999, a decrease of $424,000, or 12.2%. As a percentage of total net revenues, general and administrative expense decreased to 6.1% in 2000 compared with 7.8% in 1999. In 1999, the Company recognized a charge of $500,000 due to further impairment of its investment in Texas Diversicare Limited Partnership ("TDLP"), a limited partnership for which the company serves as a general partner.

Interest Expense. Interest expense remained flat at $1.5 million in 2000 and 1999.

Depreciation and Amortization. Depreciation and amortization expense increased to $1.2 million from $1.1 million in 1999, an increase of $87,000, or 7.6%.

Non-Recurring Charges. During the third quarter of 2000, the Company recorded non-recurring charges totaling $359,000 in connection with the restructuring of the lease arrangements covering the majority of its United States nursing facilities and the refinancing of certain debt obligations. Of this amount, $233,000 and $125,000 related to consulting and legal fees incurred, respectively.

Income (Loss) Before Income Taxes; Net Income (Loss); Earnings (Loss) Per Share. As a result of the above, income before income taxes was $233,000 in 2000 as compared with a loss of $6.6 million in 1999, an increase of $6.8 million, or 103.5%. The effective combined federal, state and provincial income tax rate was 36.0% in both 2000 and 1999. Net income was $149,000 in 2000 as compared with a net loss of $4.2 million in 1999, an increase of $4.4 million, or 103.4%, and basic and diluted earnings per share was $.03 in 2000 as compared with a loss of $.77 per share in 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999

Revenues. Net revenues increased to $145.9 million in 2000 from $135.8 million in 1999, an increase of $10.1 million, or 7.4%. Patient revenues increased to $111.6 million in 2000 from $105.1 million in 1999, an increase of $6.5 million, or 6.2%. The increase in patient revenues can be attributed to increased Medicare utilization and PPS rate increases at several facilities which became effective April 2000. Several facilities in Tennessee also received $1.3 million in retroactive rate increases from the state in August 2000. However, the Company closed a facility in July 2000 which had an estimated negative impact on 2000 patient revenues of $300,000. The Company also recorded negative revenue adjustments in 1999 related to incentives which were retroactively recouped by the state of Alabama related to 1997 decertification issues and revenue that was reversed resulting from expected rate increases in the state of Arkansas which became uncertain. Taken together, these reimbursement issues, along with other miscellaneous matters, accounted for approximately $2.0 million in reduced revenues in 1999. Resident revenues increased to $31.2 million in 2000 from $28.0 million in 1999, an increase of $3.2 million, or 11.5%. The addition of three United States assisted living facilities which were opened during the second quarter of 1999 and rate increases related to the reimbursement of additional required personnel at the majority of the United States assisted living facilities account for a majority of the increase in resident revenues in 2000. As a percentage of patient and resident revenues, Medicare increased to 19.0% in 2000 from 15.5% in 2000 while Medicaid and similar programs increased to 67.9% in 2000 from 65.6% in 1999.

Operating Expense. Operating expense decreased to $112.2 million in 2000 from $115.5 million in 1999, a decrease of $3.3 million, or 2.8%. The Company continues to implement cost reductions in response to the Medicare reimbursement changes. As a percentage of patient and resident revenues, operating expense decreased to 78.6% in 2000 from 86.8% in 1999. The largest component of operating expense is wages, which increased to $61.5 million in 2000 from $57.6 million in 1999, an increase of $3.9 million, or 6.7%. Savings from staff reductions have been offset by increased wage levels due to higher labor markets in most of the areas in which the Company operates. The Company's wage increases are generally in line with inflation. However, effective February 2000, the Company increased staffing at a majority of its United States assisted living facilities to meet state regulatory requirements which the Company estimates has increased wage expense by $650,000. The Company's provision for bad debts decreased to $2.2 million in 2000 from $6.1 million in 1999, a decrease of $3.9 million, or 63.9%. In 1999, the Company determined a substantial portion of its older receivables should be reserved. The Company is self-insured for certain workers' compensation claims incurred prior to May 1997. In 1999, the Company recognized a charge of $650,000 to provide sufficient reserve to cover the expected liability for these claims. The Company also recognized a charge of $493,000 in 1999 to provide additional reserves for the self-insured portion of professional liability claims incurred prior to 1998. The Company also wrote off $690,000 of miscellaneous assets and established a $200,000 reserve related to the valuation of its inventory balances in 1999.

Lease Expense. Lease expense increased to $15.8 million in 2000 from $15.2 million in 1999, an increase of $651,000, or 4.3%. The majority of the increase can be attributed to three assisted-living facilities in North Carolina which were added during the second quarter of 1999. Adjustments in the Company's lease agreements are generally tied to inflation.

General and Administrative Expense. General and administrative expense decreased to $8.8 million in 2000 from $9.4 million in 1999, a decrease of $618,000, or 6.6%. As a percentage of total net revenues, general and administrative expense decreased to 6.0% in 2000 compared with 6.9% in 1999. In 1999, the Company recognized a charge of $500,000 due to further impairment of its investment in TDLP. The 1999 period also includes a provision for $275,000 of severance benefits for a former Chief Financial Officer.

Interest Expense. Interest expense increased to $4.4 million in 2000 from $4.1 million in 1999, an increase of $306,000, or 7.4%.

Depreciation and Amortization. Depreciation and amortization expense increased to $3.6 million in 2000 from $3.4 million in 1999, an increase of $167,000, or 4.8%.

Non-Recurring Charges. In 2000, the Company recorded non-recurring charges totaling $622,000 in connection with the restructuring of the lease arrangements covering the majority of its United States nursing facilities and the proposed refinancing of certain debt obligations. Of this amount, $391,000 and $215,000 related to consulting and legal fees incurred, respectively.

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

Income (Loss) Before Income Taxes; Net Income (Loss); Earnings (Loss) Per Share. As a result of the above, income before income taxes and the cumulative effect of the change in accounting principle was $480,000 in 2000 as compared with a loss of $11.8 million in 1999, an increase of $12.2 million, or 104.1%. The effective combined federal, state and provincial income tax rate was 36.0% in both 2000 and 1999. Net income after taxes and the cumulative effect of the change in accounting principle was $307,000 in 2000 as compared with a net loss of $7.8 million in 1999, an increase of $8.1 million, or 104.1%, and basic and diluted earnings per share was $.06 in 2000 as compared with a loss of $1.44 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

On November 8, 2000, the Company entered into a 10-year restructured lease agreement (the "Settlement and Restructuring Agreement") with its primary lessor, Omega Health Investors, Inc. ("Omega"). The Settlement and Restructuring Agreement, effective as of October 1, 2000, provides for reduced future lease costs covering 30 of its 61 leased facilities through the term of the lease expiring September 30, 2010, settlement of unpaid rent, a cancellation of outstanding letters of credit, and waives all defaults under previous lease agreements with Omega. The Company has agreed under the Settlement and Restructuring Agreement to issue Omega a subordinated note in the amount of $1.7 million and 393,658 shares of the Company's convertible preferred stock. Interest on the subordinated note is payable quarterly and accrues at a rate of 7% per annum with any unpaid principal and interest becoming due September 30, 2007. The Company's preferred stock is entitled to a quarterly dividend at a rate of 7% per annum and is convertible into common stock at an initial conversion rate of 1.7949 shares of the Company's common stock for each share of preferred stock upon demand by Omega resulting in Omega holding up to 9.99% of the Company's outstanding common stock. The preferred stock also has a liquidation preference of $3.3 million plus accrued but unpaid dividends and is subject to redemption at $3.3 million plus accrued but unpaid dividends upon a default under the lease or on September 30, 2007. The Company has also issued a $5.0 million subordinated note which accrues interest at a rate of 11.0% per annum and becomes payable at the expiration of the term of the restructured lease. The Settlement and Restructuring Agreement provides Omega will agree to forgive the $5.0 million subordinated note plus any accrued but unpaid interest upon the transference of specified property and equipment located in the covered facilities to Omega at the expiration of the term of the restructured lease.
The Company will account for the net effect of the issuance of the subordinated notes and preferred stock as costs of the restructured lease which will be amortized over the 10-year term of the lease beginning October 1, 2000.

As a result of the Company's execution of the Settlement and Restructuring Agreement with Omega, the Company amended previously existing loan agreements with its primary lender. The amended loan agreements establish new promissory notes and a working capital line for all of the $13.6 million outstanding to the lender at September 30, 2000 and extends the maturity dates ranging from January 15, 2002 through September 30, 2004. Under the amended loan agreements, the promissory notes and working capital line of credit will bear interest at a rate of 9.5% and prime plus .5%, respectively. Effective with the execution of the amended loan agreement, the Company is now in compliance with its debt covenants resulting in an additional $38.1 million of debt being reclassified to long term. Effective with the execution of the amended loan agreement, the Company is in compliance with the debt covenants related to the $13.6 million owed to its primary lender and the $24.5 million mortgage payable owed to a commercial finance company, resulting in $38.1 million of debt being reclassified to long-term.

The Company anticipates it will incur additional non-recurring charges in connection with the restructured lease and loan agreements which will be recorded in the fourth quarter of 2000. See Note 7 for further discussion of non-recurring charges recorded by the Company.

As of the date of the filing of this Report on Form 10-Q, the Company has an acquisition line of credit which had amounts outstanding of $11.1 million at September 30, 2000. No further draws are available under the acquisition line of credit. Amounts outstanding under this line had a maturity date of April 30, 2000, which had been previously extended. On September 27, 2000, the lender again extended the maturity date to November 30, 2000. The Company and the lender are negotiating replacement long-term financing which the Company expects to have completed prior to December 31, 2000. If the Company is unable to refinance the acquisition line of credit and the lender demands immediate repayment, the Company would be unable to repay the related debt outstanding which would have an adverse impact on the financial position, operations and cash flows of the Company. This debt is secured by the assets of four facilities that are owned and operated by the Company.

The Company believes that, as a result of the restructuring agreements and anticipated acquisition line of credit refinancing referred to above, internally generated cash flows from earnings and existing cash balances will be sufficient to fund existing debt obligations through fiscal year 2001.

Net cash provided by operating activities totaled $5.4 million in each of the nine month periods ended September 30, 2000 and 1999. These amounts primarily represent the cash flows from net operations plus changes in non-cash components of operations and by working capital changes.

Net cash used in investing activities totaled $1.8 million and $3.8 million in the nine month periods ended September 30, 2000 and 1999, respectively. These amounts primarily represent purchases of property plant and equipment, investments in and advances to joint ventures and additional investments in TDLP, a limited partnership for which the Company serves as the general partner. The Company has used between $2.7 million and $5.2 million for capital expenditures in the three calendar years ending December 31, 1999. Substantially all such expenditures were for facility improvements and equipment, which were financed principally through working capital. For the year ended December 31, 2000, the Company anticipates that capital expenditures for improvements and equipment for its existing facility operations will be approximately $3.2 million, including $800,000 for non-routine projects.

Net cash used in financing activities totaled $1.6 million and $2.8 million in the nine month periods ended September 30, 2000 and 1999, respectively. The net cash used in financing activities primarily represents net repayments of debt and advances to TDLP.

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

Accounts receivable attributable to the provision of patient and resident services at September 30, 2000 and December 31, 1999, totaled $16.3 million and $15.8 million, respectively, both representing approximately 31 days in accounts receivable. Accounts receivable from the provision of management services were $781,000 and $412,000 at September 30, 2000 and December 31, 1999, respectively, representing approximately 71 and 42 days in accounts receivable, respectively. The allowance for bad debt was $5.1 million and $5.0 million at September 30, 2000 and December 31, 1999, respectively.

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

Recently, government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of fraud and abuse statutes and regulations. Violations of these laws and regulations could result in expulsion from government health care programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Management believes that the Company is in compliance with fraud and abuse laws and regulations as well as other applicable government laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time. In 1999 and 2000, the Company did experience the increased regulatory scrutiny that has been exerted on the industry in the form of increased fines and penalties. The Company has incurred $359,000 and $350,000 in new fines and penalties in 2000 and 1999, respectively.

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

                            ADVOCAT INC.

November 14, 2000

                            By: /s/ James F. Mills, Jr.
                                ------------------------------------------------
                                James F. Mills, Jr.
                                Senior Vice President, Chief Financial Officer, Principal Financial Officer and Chief Accounting Officer and An Officer Duly Authorized to Sign on Behalf of the Registrant

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