Form 10-K405
period 2000-12-31
ADVOCAT INC
filed 2001-04-02
CIK 919956

                                   FORM 10-K
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM ______ TO _____.

                         COMMISSION FILE NUMBER 1-12996
                                  ADVOCAT INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                           62-1559667
            --------                                           ----------
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

         37067        277 MALLORY STATION ROAD, SUITE 130, FRANKLIN, TN
       -----------   ---------------------------------------------------
       (ZIP CODE)        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

THE AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES ON MARCH 30, 2001 (BASED ON THE CLOSING PRICE OF SUCH SHARES ON THE NASD OTC MARKET) WAS $5,279,785. FOR PURPOSES OF THE FOREGOING CALCULATION ONLY, ALL DIRECTORS, NAMED EXECUTIVE OFFICERS AND PERSONS KNOWN TO THE REGISTRANT TO BE HOLDERS OF 5% OR MORE OF THE REGISTRANT'S COMMON STOCK HAVE BEEN DEEMED AFFILIATES OF THE REGISTRANT.

ON MARCH 30, 2001, 5,491,621 SHARES OF THE REGISTRANT'S $0.01 PAR VALUE COMMON STOCK WERE OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE:

THE FOLLOWING DOCUMENTS ARE INCORPORATED BY REFERENCE INTO PART III, ITEMS 10, 11, 12, AND 13 OF THIS FORM 10-K: THE REGISTRANT'S DEFINITIVE PROXY MATERIALS FOR ITS 2000 ANNUAL MEETING OF STOCKHOLDERS.

                                     PART I

ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS.

Certain statements made by or on behalf of Advocat Inc. (together with its subsidiaries, "Advocat" or the "Company"), including those contained in this Annual Report on Form 10-K and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties including, but not limited to, changes in governmental reimbursement, government regulation and health care reforms, the increased cost or borrowing under the Company's credit agreements, covenant waivers from the Company's lenders, possible amendments to the Company's credit agreements, ability to control ultimate professional liability costs, the impact of future licensing surveys, changing economic conditions as well as others. Investors also should refer to the risks identified in Item 1 - Business - Risk Factors and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, the Company can give no assurances that these forward-looking statements will, in fact, transpire and,therefore, cautions investors not to place undue reliance on them. Actual results may differ materially from those described in such forward looking statements. Such cautionary statements identify important factors that could cause the Company's actual results to materially differ from those projected in forward-looking statements. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

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

The Company's objective is to become the provider of choice of health care and related services to the elderly in the communities in which it operates. Advocat will continue to implement its operating strategy of (i) providing a broad range of cost-effective elder care services; (ii) forming strategic alliances with other health care providers to expand the Company's continuum of care; and (iii) clustering its operations on a regional basis. Key elements of the Company's growth strategy are to increase revenue and profitability at existing facilities, emphasize development of joint ventures in Canada pursue additional management contract opportunities, pursue additional opportunities for ancillary distribution series and develop service bureau types of business, including senior employment agencies, senior vocational training sites and home care services with a non-capital intensive focus.

The Company's principal executive offices are located at 277 Mallory Station Road, Suite 130, Franklin, Tennessee 37067. The Company's telephone number at that address is (615) 771-7575, and its facsimile number is (615) 771-7409. The Company's web site is located at IRINFO.COM/AVC. The information on the Company's web site does not constitute part of this Annual Report on Form 10-K.

MATERIAL CORPORATE DEVELOPMENTS.

Professional Liability Insurance

The entire long-term care profession in the United States has experienced a dramatic increase in claims related to alleged negligence in providing care to its patients - the Company is no exception in this regard. As a result, the Company has numerous liability claims and disputes outstanding for professional liability and other related issues. Professional liability insurance up to certain limits is carried by the Company and its subsidiaries for coverage of such claims. However, due to the increasing cost of claims against the Company and throughout the long-term care industry, the Company's professional liability insurance premiums and deductible amounts increased substantially during 1999 and 2000.

These substantial premium and deductible increases have also continued for the policy year 2001. As a result of the substantial premium and deductible increases for the 2001 policy year, effective March 9, 2001, the Company has obtained professional liability insurance coverage for its United States nursing homes that could be substantially less than the claims that could be incurred during the policy period from March 9, 2001 through March 9, 2002. For claims made after March 9, 2001, the Company maintains general and professional liability insurance with coverage limits of $2,000,000 per medical incident and total aggregate policy coverage limits of $3,000,000 for its long-term care services. The 2001 policy is on a claims made basis and the Company is self-insured for the first $50,000 per occurrence.

The Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $6,859,000 as of December 31, 2000. Based on its assessment of claims currently outstanding against the Company and estimates for claims incurred but not reported, management currently believes that there have been no incurred claims that are in excess of established reserves and related insurance coverage. However, the ultimate results of the Company's professional liability claims and disputes are unknown at the present time. Any future judgments or settlements above the Company's per occurrence, per location or umbrella coverage could have a material adverse impact on the Company's financial position, cash flows and results of operations. In addition, the ultimate payment of professional liability claims accrued as of December 31, 2000 and claims that could be incurred during 2001 could require cash resources during 2001 that would be in excess of the Company's available cash or other resources. These potential future payments could have a material adverse impact on the Company's financial position and cash flows.

Failing reform in tort law, the profession in general, and the Company in specific will continue to be vulnerable to the unbridled actions of plaintiff's bar.

Operating Losses

The Company has incurred operating losses during the years ended December 31, 2000, 1999 and 1998 and has limited resources available to meet its operating, capital expenditure and debt service requirements during 2001. The Company has a working capital deficit of $60.1 million as of December 31, 2000. At a minimum, the Company's cash requirements during 2001 include funding operations (including potential payments related to professional liability claims), capital expenditures, scheduled debt service, and working capital requirements.

Current Debt Maturities and Financial Covenant Non-Compliance

Certain of the Company's debt agreements contain various financial covenants, the most restrictive of which relate to current ratio requirements, tangible net worth, cash flow, net income (loss), and limits on the payment of dividends to shareholders. As of December 31, 2000, the Company was not in compliance with certain of these financial covenants. The Company has not obtained waivers of the noncompliance. Cross-default or material adverse change provisions contained in the debt agreements allow the holders of substantially all of the Company's debt to demand immediate repayment. The Company would not be able to repay this indebtedness if the applicable lenders demanded repayment. Although the Company does not anticipate that such demand will be made, the continued forbearance on the part of the Company's lenders cannot be assured at this time. Given that events of default exist under the Company's working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances.

Based on regularly scheduled debt service requirements, the Company has a total of $5.1 million of debt that must be repaid or refinanced during 2001 and an additional $6.7 million that must be repaid or refinanced in January 2002. As a result of the covenant noncompliance and other cross-default provisions, the Company has classified a total of $61.2 million of debt as current liabilities as of December 31, 2000.

An event of default under the Company's debt agreements could lead to actions by the lenders that could result in an event of default under the Company's lease agreements covering a majority of its United States nursing facilities. Should such a default occur in the related lease agreements, the lessor would have the right to terminate the lease agreements.

The Company is currently discussing potential waiver, amendment and refinancing alternatives with its lenders. Of the total $5.1 million of scheduled debt maturities during 2001, the Company plans to repay $2.1 million from cash generated from operations and intends to refinance the remaining $3 million. The Company's management has implemented a plan to enhance revenues related to the operations of the Company's nursing homes and assisted living facilities. Management believes that revenues in future periods will increase as a result of increased occupancy rates resulting from an increased emphasis on attracting and retaining patients and residents. Management has implemented a plan to attempt to minimize future expense increases through the elimination of excess operating costs. The Company is unable to predict if it will be successful in reducing operating losses, in negotiating waivers, amendments, or refinancings of outstanding debt, or if the Company will be able to meet any amended financial covenants in the future. Any demands for repayment by lenders or the inability to obtain waivers or refinance the related debt would have a material adverse impact on the financial position, results of operations and cash flows of the Company.


Settlement and Restructuring Agreement

Through September 30, 2000, the Company leased 30 nursing homes from Omega Healthcare Investors, Inc. ("Omega") under various terms and lease agreements. On November 8, 2000, the Company entered into a 10-year restructured lease agreement (the "Settlement and Restructuring Agreement") with Omega. The Settlement and Restructuring Agreement, effective as of October 1, 2000, provides for reduced future lease costs under an amended lease agreement covering all nursing homes leased from Omega (the "Omega Master Lease"). The initial term of the Omega Master Lease is ten years, expiring September 30, 2010, with an additional ten-year renewal term at the option of the Company, assuming no defaults. Under the Settlement and Restructuring Agreement, Omega has agreed to waive all defaults under the previous Omega lease agreements.

The Omega Master Lease requires the Company to fund capital expenditures related to the leased facilities totaling $1,000,000 during the first two years of the initial lease term. The Company is also required to fund annual capital expenditures equal to $325 per licensed bed over the initial lease term (annual required capital expenditures of $910,000). Total required capital expenditures over the initial lease term are $10,100,000.

Upon expiration of the Omega Master Lease or in the event of a default under the Omega Master Lease, the Company is required to transfer all of the leasehold improvements, equipment, furniture and fixtures of the leased facilities to Omega. In the event that the Company does not transfer all of the facility assets to Omega, the Company will be required to pay Omega $5,000,000 plus accrued interest at 11.00% from the effective date of the Settlement and Restructuring Agreement. The Company's management intends to transfer the facility assets to Omega at the end of the lease term; consequently, the Company has not recorded a liability for the potential $5,000,000 payment and has not recorded any interest expense related to the potential $5,000,000 payment.

As settlement for outstanding lease payments owed to Omega for the period prior to the Settlement and Restructuring Agreement, Omega agreed to accept a $3,000,000 payment from the Company. The payment to Omega was funded through Omega's draw upon a then outstanding letter of credit from the Company's bank lender. Prior to the Settlement and Restructuring Agreement, the Company was required to provide letters of credit totaling $4,950,000 in favor of Omega as security for its obligations under the Omega Master Lease. Pursuant to the Settlement and Restructuring Agreement, Omega agreed to draw $3,000,000 on the outstanding letters of credit and to terminate the remaining $1,150,000 letters of credit. The $3,000,000 letter of credit draw was converted into a $3,000,000 non-interest-bearing promissory note payable to the bank lender (the "Non-Accrual Note"). The entire balance of the Non-Accrual Note is due on January 15, 2002. Prior to the maturity date of January 15, 2002, the Company is required to pay all surplus cash flow (as defined in the Non-Accrual Note agreement) to the lender to reduce the balance of the Non-Accrual Note.

As partial payment for Omega entering into the Settlement and Restructuring Agreement, the Company agreed to issue Omega a subordinated note payable (the "Subordinated Note") in the amount of $1,700,000. Interest on the Subordinated Note accrues at an annual rate of 7.0% (beginning effective October 1, 2000) with any unpaid principal and interest becoming due on September 30, 2007. Payments of principal and interest on the Subordinated Note are subordinated to the payment in full of the Non-Accrual Note.

As further payment for Omega entering into the Settlement and Restructuring Agreement, the Company agreed to issue Omega 393,658 shares of the Company's Series B Redeemable Convertible Preferred Stock. The Company's Series B Redeemable Convertible Preferred Stock has a stated value of $3,300,000 and carries an annual dividend rate of 7% of the stated value. The dividends accrue on a daily basis whether or not declared by the Company and compound quarterly. Dividend payments on the Series B Redeemable Convertible Preferred Stock are subordinated to the payment in full of the Non-Accrual Note. The Series B Redeemable Convertible Preferred Stock shares have preference in liquidation but do not have voting rights. The total redemption value is equal to the stated value plus any accrued but unpaid dividends. The liquidation preference value is equal to the redemption value. The holders of the Series B Redeemable Convertible Preferred Stock may convert their preferred shares and accrued dividends to common stock at their option at any time based on a conversion price per share of $4.67, subject to adjustment. Beginning on the earlier of a default under the Omega Master Lease agreement or September 30, 2007, Omega has the right to require the Company to redeem the Series B Redeemable Convertible Preferred Stock shares at the redemption price of $3,300,000 plus accrued and unpaid dividends.

Health Care Industry

The health care industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government health care program participation requirements, reimbursement for patient services, quality of resident care, and Medicare and Medicaid fraud and abuse. Changes in these laws and regulations, such as reimbursement policies of Medicare and Medicaid programs as a result of budget cuts by federal and state governments or other legislative and regulatory actions, could have a material adverse effect on the Company's consolidated financial position, results of operations, and cash flows. Future federal budget legislation and federal and state regulatory changes may negatively impact the Company.

All of the Company's facilities are required to obtain annual licensure renewal and are subject to annual surveys and inspections in order to be certified for participation in the Medicare and Medicaid programs. In order to maintain their operator's license and their certification for participation in Medicare and Medicaid programs, the nursing facilities must meet certain statutory and administrative requirements. These requirements relate to the condition of the facilities, the adequacy and condition of the equipment used therein, the quality and adequacy of personnel, and the quality of resident care. Such requirements are both subjective and subject to change. There can be no assurance that, in the future, the Company will be able to maintain such licenses for its facilities or that the Company will not be required to expend significant sums in order to do so.

Recently, government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of fraud and abuse statutes and regulations. Violations of these laws and regulations could result in exclusion from government health care programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Management believes that the Company is in compliance with fraud and abuse laws and regulations as well as other applicable government laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time. The Company is currently a defendant in two pending false claims actions as described below.

On October 17, 2000, the Company was served with a civil complaint by the Florida Attorney General's office, in the case of State of Florida ex rel. Mindy Myers v. R. Brent Maggio, et al. In this case, the State of Florida has accused multiple defendants of violating Florida's False Claims Act. The Company, in its capacity as the manager of four nursing homes owned by Emerald Coast Healthcare, Inc. ("Emerald"), is named in the complaint, which accuses the Company of making illegal kickback payments to R. Brent Maggio, Emerald's sole shareholder, and fraudulently concealing such payments in the Medicaid cost reports filed by the nursing homes. The Company believes that it has meritorious defenses to this case, and intends to vigorously pursue these defenses in litigation. Currently, there are several motions by the Company seeking dismissal of this complaint that are pending before the trial court.

Under the Federal False Claims Act, health care companies may be named as a defendant in an action which is filed under court seal, without being informed of this fact until the government has substantially completed its investigation. In such cases, there sometimes occurs a provision for "partial lifting of the seal," in which the trial court orders that the seal may be lifted for purposes of giving the named defendant the opportunity to informally present its defenses and discuss settlement prospects with the government. In cases in which the judge orders such a "partial lifting of the seal," the defendant becomes aware of the case but is precluded from discussing it publicly. Management is aware of one such case being filed in federal court against the Company regarding billing practices at one of its nursing homes. The Company has retained counsel to defend it in this case and, while cooperating with the government in its investigation of the matter, intends to vigorously pursue its defense of the case. Based on all information currently known, the Company currently does not believe that the claims being made in this case are material to the Company's financial condition, cash flows or results of operations.

While the Company cannot currently predict with certainty the ultimate impact of either of the above cases on the Company's financial condition, cash flows or results of operations, an unfavorable outcome in any state or federal False Claims Act case could subject the Company to fines, penalties and damages. Moreover, the Company could be excluded from the Medicare, Medicaid or other federally-funded health care programs, which could have a material adverse impact on the Company's financial condition, cash flows or results of operations.

During 1998, 1999 and 2000, the Company experienced certain adverse regulatory issues with respect to certain facilities, including decertifications from the Medicare and Medicaid programs during 1998 and 2000. The Company also continued to experience the increased regulatory scrutiny that has been exerted on the industry in the form of increased fines and penalties.

Medicare Reimbursement Changes

During 1997, the Federal government enacted the Balanced Budget Act of 1997 ("BBA"), which contains numerous Medicare and Medicaid cost-saving measures. The BBA requires that nursing homes transition to a prospective payment system ("PPS") under the Medicare program during a three-year "transition period," commencing with the first cost reporting period beginning on or after July 1, 1998. The BBA also contains certain measures that have and could lead to further future reductions in Medicare therapy reimbursement and Medicaid payment rates. Revenues and expenses have both been reduced significantly from the levels prior to PPS. With respect to Medicare therapy allowable cost and fee reductions, the Company estimates that net operations were negatively impacted in both 1999 and 2000 and will continue to be negatively impacted beyond 2000 as a result of the changes brought about under the BBA.

These changes have affected the entire long-term care profession. They have resulted pursuant to the administrative implementation of the guidelines contained in the BBA. Under the BBA, Medicare expenditures by the Federal government have been cut approximately 20%. This has been a sudden, drastic blow to the industry. Other providers who relied more heavily on the provision of services to higher acuity patients have been impacted more severely than the Company. There have already been several major bankruptcy filings. Without remediation, the long-term effect on the industry is expected to be catastrophic.

As the impact of these changes upon both providers and beneficiaries has become known, there has been growing political awareness of a need to re-examine the drastic cuts that have been implemented. During 1999, certain amendments to the BBA were enacted. Among the changes enacted during 1999 was the Balanced Budget Reform Act of 1999 ("BBRA"). The BBRA allowed providers the option, for cost reporting years beginning on January 1, 2000, of continuing under the current PPS transition formula or adopting the full federal PPS per diem. For facilities in which it is financially advisable to make this change, the Company is so doing. Effective between April 1 and October 31, 2000, the BBRA increased certain of the highest acuity Medicare reimbursement payment categories by 15%. Effective April 1, 2000, the BBRA also increased all other Medicare payment categories by 4%. The BBRA also enacted a two-year moratorium on the proposed Part B therapy caps beginning January 1, 2000.

On December 15, 2000, the Medicare, Medicaid, and State Child Health Insurance Program Benefits Improvement and Protection Act of 2000 ("BIPA") was enacted to provide up to $35 billion in additional funding to the Medicare and Medicaid programs over the next five years. Under BIPA, the nursing component for each Medicare payment category will increase by 16.66% over the current rates for skilled nursing care for the period April 1, 2001 through September 30, 2002. BIPA also will provide some relief from scheduled reductions to the annual inflation adjustments to the Medicare payment rates through September 2001.

Although the refinements resulting from the BBRA and BIPA have been well received by the U.S. nursing home industry, it is the Company's belief that the resulting revenue enhancements are insufficient compared to the losses sustained by the industry due to the BBA.

There is additional legislative discussion that could result in further legislative relief or the institution of administrative changes that would restore additional revenues to the United States nursing home industry. While such activity is positive, there is no expectation by management that the current round of legislative and administrative relief under consideration is sufficient to restore the economic viability that the industry needs. Current levels of or further reductions in government spending for long-term health care would continue to have an adverse effect on the operating results and cash flows of the Company. The Company will attempt to maximize the revenues available to it from governmental sources within the changes that have occurred and will continue to occur under the BBA. In addition, the Company will attempt to increase revenues from non-governmental sources, including expansion of its assisted living and Canadian operations to the extent capital is available to do so, if at all.

While federal regulations do not provide states with grounds to curtail funding of their Medicaid cost reimbursement programs due to state budget deficiencies, states have nevertheless curtailed funding in such circumstances in the past. No assurance can be given that states will not do so in the future or that the future funding of Medicaid programs will remain at levels comparable to the present levels. The United States Supreme Court ruled in 1990 that healthcare providers could use the Boren Amendment to require states to comply with their legal obligation to adequately fund Medicaid programs. The BBA repealed the Boren Amendment and authorizes states to develop their own standards for setting payment rates. It requires each state to use a public process for establishing proposed rates whereby the methodologies and justifications used for setting such rates are available for public review and comment. This requires facilities to become more involved in the rate setting process since failure to do so may interfere with a facility's ability to challenge rates later.

BUSINESS.

Advocat provides a broad range of long-term care services to the elderly including assisted living, skilled nursing and ancillary health care services. As of December 31, 2000, Advocat's portfolio includes 120 facilities composed of 64 nursing homes containing 7,230 licensed beds and 56 assisted living facilities containing 5,425 units. In comparison, at December 31, 1999, the Company operated 119 facilities composed of 65 nursing homes containing 7,307 licensed beds and 54 assisted living facilities containing 5,215 units. Within the current portfolio, 36 facilities are managed on behalf of other owners, 29 of which are on behalf of unrelated owners and seven in which the Company holds a minority equity interest. The remaining facilities, consisting of 61 leased and 23 owned facilities, are operated for the Company's own account. In the United States, the Company operates 51 nursing homes and 33 assisted living facilities, and in Canada, the Company operates 13 nursing homes and 23 assisted living facilities.

The Company's facilities provide a range of health care services to its residents. In addition to the nursing and social services usually provided in long-term care facilities, the Company offers a variety of rehabilitative, nutritional, respiratory, and other specialized ancillary services. As of December 31, 2000, the Company operates facilities in Alabama, Arkansas, Florida, Georgia, Kentucky, North Carolina, Ohio, South Carolina, Tennessee, Texas, Virginia, West Virginia, and the Canadian provinces of Ontario, British Columbia, Nova Scotia and Alberta.

The Company, in its role as owner, lessee, or manager, is responsible for the day-to-day operation of all operated facilities. These responsibilities include recruiting, hiring, and training all nursing and other personnel, and providing resident care, nutrition services, marketing, quality improvement, accounting, and data processing services for each facility. The lease agreements pertaining to the Company's 61 leased facilities are, in all but two cases, "triple net" leases, requiring the Company to maintain the premises, pay taxes and pay for all utilities. The leases typically provide for an initial term of 10 to 15 years with renewal options up to 10 years. The average remaining term of the Company's lease agreements, including renewal options, is approximately 17 years.

As compensation for providing management services, the Company earns a management fee, which in 2000 averaged approximately 4.5% of the facilities' net patient revenues. Of the Company's 36 management agreements, 8 have more than five years remaining on their current terms, 20 have from one to three years remaining on their current terms and 8 have a current term expiring within one year, with an average remaining life of approximately 3.9 years for all contracts.

INDUSTRY BACKGROUND.

The long-term care profession encompasses a broad range of non-institutional and institutional services. For those among the elderly requiring temporary or limited special services, a variety of home care options exist. As needs for assistance in acts of daily living develop, assisted living facilities become the most viable and cost effective option. For those among the elderly requiring much more intensive care, skilled nursing facility care becomes the only viable option. The Company, through its assisted living facilities and nursing homes, is actively involved in the continuum of care and believes that it has, through its history of operating such facilities, developed the expertise required to serve the varied needs of its elderly residents.

Since the enactment of the BBA in 1997, numerous changes affecting government funding levels of the nursing home industry have resulted. See "Item 1 - Material Corporate Developments - Medicare Reimbursement Changes." While the ultimate impact of the BBA on nursing homes is presently unknown, management believes there are a number of significant trends that will support the continued growth of the assisted living and nursing home segments of the long-term care industry, including:

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

         In response, hospitals are discharging patients earlier and referring elderly patients, who may be too sick or frail to manage their lives without assistance, to nursing homes and assisted living facilities where the cost of providing care is typically lower than hospital care. In addition, third- party payors are increasingly becoming involved in determining the appropriate health care settings for their insureds or clients based primarily on cost and quality of care.

                  Limited Supply of Facilities. As the nation's elderly population continues to grow, life expectancy continues to expand, and as there continues to be limitations on granting Certificates of Need ("CON's") for new skilled nursing facilities, management believes that there will be continued demand for skilled nursing beds in the markets in which the Company operates. The majority of states have adopted CON, or similar statutes, requiring that prior to the addition of new skilled beds, any new services, or making certain capital expenditures, a state agency must determine that a need exists for the new beds or proposed activities. The Company believes that this CON process tends to restrict the supply and availability of licensed skilled nursing facility beds. High construction costs, limitations on state and Federal government reimbursement for the full costs of construction, and start-up expenses also act to restrict growth in the supply for such facilities. At the same time, skilled nursing facility operators are continuing to focus on improving occupancy and expanding services to include high acuity subacute patients, that require significantly higher levels of skilled nursing personnel and care. As a result, the Company believes that there has been a reduction in the number of available skilled nursing beds providing services to patients with lower acuity levels, as opposed to the higher reimbursed patients with physical, more acute medical or rehabilitation needs. With this continuing trend, there should a be corresponding increase in the demand for the Company's assisted living facilities. Management also believes there is currently a moderate supply of assisted living units relative to the growing demand for assisted living services in rural and secondary markets. Although many states do not require CON's for assisted living facilities, some states impose additional limitations on the supply of these facilities. For example, North Carolina has imposed a moratorium on any addition of new beds unless there is a demonstrated need based on several criteria, such as those items noted in the original language of the law stating that county vacancy rates are less than 15%, as well as other specific factors.

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

NURSING HOME AND ASSISTED LIVING FACILITY SERVICES.

Operations. As of December 31, 2000, the Company operates 64 nursing homes with 7,230 licensed beds and 56 assisted living facilities with 5,425 units as set forth below:

                                                         United States                      Canada
                                                 -----------------------------     ---------------------------
                                                 Facilities      Licensed Beds     Facilities    Licensed Beds
                                                 ----------      -------------     ----------    -------------
     Nursing Homes:
         Owned..............................         5               562               2              144
         Leased.............................        36             4,007               0                0
         Managed............................        10               867              11            1,650
                                                    --             -----              --            -----
                  Total.....................        51             5,436              13            1,794
                                                    ==             =====              ==            =====

                                                 Facilities        Units           Facilities       Units
                                                 ----------        -----           ----------       -----
     Assisted Living Facilities(1):
         Owned..............................        13               964               3              215
         Leased.............................        20             1,618               5              479
         Joint Venture Managed..............         0                 0               7            1,062
         Managed............................         0                 0               8            1,087
                                                    --             -----              --            -----
                  Total.....................        33             2,582              23            2,843
                                                    ==             =====              ==            =====

- ---------

(1) Facilities that provide both nursing care and assisted living services are counted as nursing homes although their units are classified as either nursing home beds or assisted living units. The Company operates three such facilities in the United States.

For the year ended December 31, 2000, the Company's net patient and resident revenues were $192.0 million, or 98.0% of total net revenues. For the year ended December 31, 2000, the Company's net revenues from the provision of management services were $3.9 million, or 2.0% of the total net revenues. See
Note 14 of the Company's Consolidated Financial Statements for more information on the Company's operating segments.

Nursing Home Services. The nursing homes operated by the Company provide skilled nursing health care services, including room and board, nutrition services, recreational therapy, social services, and housekeeping and laundry services. In addition, the nursing homes dispense medications and otherwise follow care plans prescribed by the patients' physicians. In an effort to increase revenues by attracting patients with more complex health care needs, the Company also provides for the delivery of ancillary medical services at the nursing homes it operates. These specialty services include rehabilitation therapy services, such as speech pathology, audiology, and occupational, hospital-based respiratory, and physical therapies, which are provided through licensed therapists and registered nurses, and the provision of medical supplies, nutritional support, infusion therapies, and related clinical services. The Company has historically contracted with third parties for a fee to assist in the provision of various ancillary services to the Company's patients. The Company owns an ancillary service supply business through which it provides medical supplies and enteral nutritional support services directly to patients. In 1998, the Company entered into a joint venture to provide institutional pharmacy services to certain of the Company's facilities as well as facilities owned by others. The Company continues to explore opportunities to broaden its ancillary services. The Company's nursing homes range in size from 48 to 247 licensed beds.

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

                  Emphasize Development of Joint Ventures in Canada. During 1999 and 1998, the Company entered into five Canadian joint ventures, each of which has developed a new assisted living facility. The Company has a minority equity interest in each development and has received a long-term contract to manage each facility. Four of these facilities opened during 1999 and the fifth began operations in January 2000.

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

                  Pursue Additional Opportunities for Ancillary Distribution Services. The Company is currently evaluating opportunities to expand distribution of its ancillary services product line to a retail customer base. The Company is pursuing a web-based distribution network with certain supplier/partners.

                  Consider Divestiture of Selected Facilities. Management is currently evaluating certain facilities for possible divestiture. There are no agreements in place, nor can there be any assurance that any divestitures will occur, though the Company will evaluate any options that could improve liquidity and/or operating results.

                  Develop Service Bureau Type Businesses. Management is evaluating the development of service bureau types of businesses, including senior employment agencies, senior vocational training sites, and home care services with a non-capital intensive focus.

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

DESCRIPTION OF MANAGEMENT SERVICES AND AGREEMENTS.

Of the Company's 120 facilities, 36 are operated as managed facilities, where the Company's responsibilities include recruiting, hiring and training all nursing and other personnel, and providing quality assurance, resident care, nutrition services, marketing, accounting and data processing services. Services performed at the corporate level include group contract purchasing, employee training and development, quality assurance oversight, human resource management, assistance in obtaining third-party reimbursement, financial and accounting functions, policy and procedure development, system design and development and marketing support. The Company's financial reporting system monitors certain key data for each managed facility, such as payroll, admissions and discharges, cash collections, net patient care revenues, rental revenues, staffing trend analysis and measurement of operational data on a per patient basis.

The Company's management fee is subordinated to debt payments at 17 facilities. The Company has the potential to earn incentive management fees over its base management fees at 28 facilities and is obligated to provide cash flow support at eight facilities. The Company receives a base management fee for the management of long-term care facilities ranging generally from 3.5% to 6.0% of the net revenues of each facility. Total management fees as a percentage of revenues were 2.0% in 2000. Management fees with respect to four United States facilities were reduced in 1999 because of the failure to meet defined operational thresholds. In 2000, these facilities met the operational thresholds. Other than certain corporate and regional overhead costs, the services provided at the facility are the facility owner's expense. The facility owner also is obligated to pay for all required capital expenditures. The Company generally is not required to advance funds to the owner. However, with respect to one management agreement covering two facilities, the Company has advanced approximately $595,000; this advance carries 8.0% interest and is being repaid over the remaining life of the management agreement through December 2005. Additionally, the Company guarantees the cash flow of a second limited partnership that the Company manages. See Notes 5 and 12 of the Company's Consolidated Financial Statements for more information on these advances.

Based upon the initial term and any renewal terms over which the Company holds the option, the remaining Company's management contracts expire in the following years:

                                                          NUMBER OF FACILITIES         2000
                                                         ---------------------      MANAGEMENT
       YEAR                                              U.S.           CANADA         FEES
       ----                                              ----           ------      ----------

       2001........................................       6(1)             2          148,000(1)
       2002........................................       0                4          414,000
       2003........................................       0                2           82,000
       2004........................................       0               14        1,520,000
       2005........................................       0                4          598,000
       2015........................................       4                0          964,000
                                                         --              ---
                Total..............................      10               26
                                                         ==              ===

- ---------

(1) The operations of the six facilities of Texas Diversicare Limited Partnership ("TDLP") are included in the Company's consolidated operations. Accordingly, no management fees are recognized with respect to TDLP. See Note 5 of the Company's Consolidated Financial Statements for more information with respect to the Company's relationship with TDLP.

The Company currently anticipates that all of the management agreements coming due for renewal in 2001 will be renewed, except for the management agreement for the TDLP homes, which expires August 31, 2001. The Company has informed TDLP that it will continue to manage the TDLP facilities on a month by month basis beginning September 1, 2001. However, there can be no assurance that any of these agreements will be renewed.

The following table summarizes the Company's net revenues derived from management services and the net revenues of the managed facilities during the years indicated (in thousands):

                                                                         YEAR ENDED DECEMBER 31,
                                                               -----------------------------------------
                                                                 2000            1999             1998
                                                               -------          ------           -------

    Management Fees............................                $ 3,863          $ 2,932          $ 3,627
                                                               =======          =======          =======

    Net Revenues of Managed Facilities.........                $84,857          $75,675          $71,670
                                                               =======          =======          =======

    Management Fees as a Percentage
       of Net Facility Revenues................                    4.6%             3.9%(1)          5.1%
                                                                   ===              ===              ===

- ---------

(1) In 1999, management fees were reduced due to the failure of four facilities to reach certain operational thresholds. Had these revenues been earned, the 1999 percentage would have been 4.5%.

DESCRIPTION OF LEASE AGREEMENTS.

The Company operates 61 long-term care facilities under operating leases, including 30 owned by Omega Healthcare Investors, Inc. ("Omega"), 11 owned by Counsel Corporation (together with its affiliates, "Counsel"), 13 owned by members or affiliates of Pierce Management Group ("Pierce") and seven owned by other parties. The Company's operating leases generally require the Company to pay stated rent, subject to increases based on changes in the Consumer Price Index or increases in the net revenues of the leased properties. Certain of the leases require the Company to pay certain scheduled rent increases. The Company's leases are "triple-net," requiring the Company to maintain the premises, pay taxes, and pay for all utilities. The Company generally grants its lessor a security interest in the Company's personal property located at the leased facility. The leases generally require the Company to maintain a minimum tangible net worth and prohibit the Company from operating any additional facilities within a certain radius of each leased facility. The Company is generally required to maintain comprehensive insurance covering the facilities it leases as well as personal and real property damage insurance and professional malpractice insurance. The failure to pay rentals within a specified period or to comply with the required operating and financial covenants generally constitutes a default, which default, if uncured, permits the lessor to terminate the lease. In all cases where mortgage indebtedness exists with respect to a leased facility, the Company's interest in the premises is subordinated to that of the lessors' mortgage lenders.

Omega Leases. On November 8, 2000, the Company entered into a 10-year restructured lease agreement (the "Settlement and Restructuring Agreement") with Omega. The Settlement and Restructuring Agreement, effective as of October 1, 2000, provides for reduced future lease costs under an amended lease agreement covering all nursing homes leased from Omega (the "Omega Master Lease"). All of the accounts receivable, equipment, inventory and other assets of the facilities leased pursuant to the Omega Master Lease have been pledged as security under the Omega Master Lease. The initial term of the Omega Master Lease is ten years, expiring September 30, 2010, with an additional ten-year renewal term at the option of the Company, assuming no defaults. Lease payments of $10,875,000 and $11,030,000 are required during the first and second years, respectively, of the Omega Master Lease. During subsequent years, increases in the lease payments are equal to the lesser of two times the consumer price index or 3.0%. The Company is recording all scheduled rent increases, including the 3.0% rent increases, as additional lease expense on a straight-line basis over the initial lease term.

The Omega Master Lease also requires the Company to fund capital expenditures related to the leased facilities totaling $1,000,000 during the first two years of the initial lease term. The Company is also required to fund annual capital expenditures equal to $325 per licensed bed over the initial lease term (annual required capital expenditures of $910,000). Total required capital expenditures over the initial lease term are $10,100,000. These required capital expenditures are being depreciated on a straight-line basis over the initial lease term beginning October 1, 2000.

Upon expiration of the Omega Master Lease or in the event of a default under the Omega Master Lease, the Company is required to transfer all of the leasehold improvements, equipment, furniture and fixtures of the leased facilities to Omega. In the event that the Company does not transfer all of the facility assets to Omega, the Company will be required to pay Omega $5,000,000 plus accrued interest at 11.00% from the effective date of the Settlement and Restructuring Agreement. The Company's management intends to transfer the facility assets to Omega at the end of the lease term.

As of December 31, 2000, the Company is not in compliance with certain debt covenants. Such events of default under the Company's debt agreements could lead to actions by the lenders that could result in an event of default under the Omega Master Lease. Should such a default occur in the Omega Master Lease, the lessor would have the right to terminate the lease agreements.

Counsel Leases. The Company leases five facilities from Counsel with a remaining term expiring in April 2004. The Company leases three additional facilities from Counsel with an initial term of ten years through April 2004 and one ten-year renewal option. With respect to all of these facilities, the Company has a right of first refusal and a purchase option at the end of the lease term.

The Company leases three additional facilities from Counsel. Omega is Counsel's mortgage lender on the three facilities. Pursuant to the Settlement and Restructuring Agreement with Omega, Counsel is required to transfer one of the facilities to Omega in exchange for the outstanding mortgage balance, at which time the facility will be leased by the Company from Omega in accordance with the terms of the Omega Master Lease. The transfer of this facility is expected to occur during 2001. Also pursuant to the Settlement and Restructuring Agreement, the Company has the right to require Counsel to transfer the remaining two facilities to Omega in exchange for the related outstanding mortgage balances, at which time the facilities are expected to be sold. The Company has the ability to receive 20% of the sale proceeds upon the sale of the two facilities. The transfer and sale of these two facilities is expected to occur during 2001.

Pierce Leases. During 1997, the Company acquired leases with respect to 14 assisted living facilities from Pierce. Of the 14 facilities currently leased from Pierce, 12 are with the former principal owners of Pierce and have an initial term of 15 years through September 2012 and two five-year renewal options. Beginning at the third anniversary, annual rent increases are to be applied equal to the rate of inflation up to a maximum of 3.0%. Beginning at the fifth anniversary, the Company has a right to purchase all 13 facilities as a group for their fair market value. An additional sublease, which expires in 2003, is with an affiliate of Pierce. The remaining lease is a sublease that expires in 2017.

FACILITIES.

The following table summarizes certain information with respect to the nursing homes and assisted living facilities owned, leased and managed by the Company as of December 31, 2000:

                                                                                         ASSISTED LIVING
                                                           NURSING HOMES                    FACILITIES
                                                     -------------------------        ---------------------
                                                     NUMBER      LICENSED BEDS        NUMBER(1)       UNITS
                                                     ------      -------------        ---------       -----

     OPERATING LOCATIONS:
         Alabama .......................                6              711              -0-               52
         Arkansas ......................               13            1,411                2               24
         Florida .......................                8              800              -0-              -0-
         Georgia .......................              -0-              -0-                1               52
         Kentucky ......................                6              474              -0-                4
         North Carolina ................              -0-              -0-               28            2,241
         Ohio ..........................                1              151              -0-              -0-
         South Carolina ................              -0-              -0-                1               99
         Tennessee .....................                5              617              -0-              -0-
         Texas .........................               10            1,092              -0-              -0-
         Virginia ......................              -0-              -0-                1              110
         West Virginia .................                2              180              -0-              -0-
         Ontario .......................               13            1,794               14            1,617
         British Columbia ..............              -0-              -0-                6              799
         Alberta .......................              -0-              -0-                2              230
         Nova Scotia ...................              -0-              -0-                1              197
                                                      ---            -----              ---            -----
                                                       64            7,230               56            5,425
                                                      ===            =====              ===            =====

     CLASSIFICATION:
         Owned .........................                7              706               16            1,179
         Leased ........................               36            4,007               25            2,097
         Joint Venture Managed .........              -0-              -0-                7            1,062
         Managed .......................               21            2,517                8            1,087
                                                      ---            -----              ---            -----
                  Total ................               64            7,230               56            5,425
                                                      ===            =====              ===            =====

- ---------

(1) Facilities that provide both nursing care and assisted living services are counted as nursing homes. The Company operates two such facilities in Alabama and one in Kentucky.

ORGANIZATION.

The Company's long-term care facilities are currently organized into nine regions, seven in the United States and two in Canada, each of which is supervised by a regional vice president or manager. The regional vice president or manager is generally supported by nursing and human resource personnel, and clerical personnel, all of whom are employed by the Company. The day-to-day operations of each owned, leased or managed nursing home is supervised by an on-site, licensed administrator. The administrator of each nursing home is supported by other professional personnel, including a medical director, who assists in the medical management of the facility, and a director of nursing, who supervises a staff of registered nurses, licensed practical nurses, and nurses aides. Other personnel include dietary staff, activities and social service staff, housekeeping, laundry and maintenance staff, and a business office staff. Each assisted living facility owned, leased or managed by the Company is supervised by an on-site administrator, who is supported by a director of resident care, a director of food services, a director of maintenance, an activities coordinator, dietary staff and housekeeping, laundry and maintenance staff. With respect to the managed facilities, the majority of the administrators are employed by the Company, and the Company is reimbursed for their salaries and benefits by the respective facilities. All other personnel at managed facilities are employed and paid by the owner of the nursing home or assisted living facility, not by the Company. All personnel at the leased or owned facilities, including the administrators, are employed by the Company.

The Company has in place a Continuous Quality Improvement ("CQI") program, which is focused on identifying quality deficiencies and solutions to these self-identified deficiencies, as well as overseeing the initiation and effectiveness of interventions. The Company conducts monthly audits to monitor adherence to the standards of care established by the CQI program at each facility which it owns, leases or manages. The facility administrator, with assistance from regional nursing personnel, is primarily responsible for adherence to the Company's quality improvement standards. In that regard, the annual operational objectives established by each facility administrator include specific objectives with respect to quality of care. Performance of these objectives is evaluated quarterly by the regional vice president or manager, and each facility administrator's incentive compensation is based, in part, on the achievement of the specified quality objectives. Issues regarding quality of care and resident care outcomes are addressed routinely by senior management. The Company also has established a quality improvement committee consisting of nursing representatives from each region. This committee periodically reviews the Company's quality improvement programs and, if so directed, conducts facility audits as required by the Company's executive committee. The Company and its predecessor have operated a medical advisory committee in Ontario for more than 13 years and has developed similar committees in some of the other jurisdictions in which it operates. It is the Company's view that these committees provide a vehicle for ensuring greater physician involvement in the operations of each facility with resulting improved focus on CQI and resident care plans. In addition, the Company has provided membership for all of its medical directors in the American Medical Directors Association. All of the nursing homes operated by the Company in Ontario have been accredited by the Canadian Council on Health Facilities Accreditation. The CQI program used at all locations was designed to meet accreditation standards and to exceed state and federal government regulations.

COMPETITION.

The long-term care business is highly competitive. The Company faces direct competition for additional facilities and management agreements, and the facilities operated by the Company face competition for employees, patients and residents. Some of the Company's present and potential competitors for acquisitions and management agreements are significantly larger and have or may obtain greater financial and marketing resources. Competing companies may offer new or more modern facilities or new or different services that may be more attractive to patients, residents or facility owners than some of the services offered by the Company.

The nursing homes and assisted living facilities operated by the Company compete with other facilities in their respective markets, including rehabilitation hospitals, other "skilled" and personal care residential facilities. In the few urban markets in which the Company operates, some of the long-term care providers with which the Company's operated facilities compete are significantly larger and have or may obtain greater financial and marketing resources than the Company's operated facilities. Some of these providers are not-for-profit organizations with access to sources of funds not available to the facilities operated by the Company. Construction of new long-term care facilities near the Company's existing operated facilities could adversely affect the Company's business. Management believes that the most important competitive factors in the long-term care business are: a facility's local reputation with referral sources, such as acute care hospitals, physicians, religious groups, other community organizations, managed care organizations, and a patient's family and friends; physical plant condition; the ability to identify and meet particular care needs in the community; the availability of qualified personnel to provide the requisite care; and the rates charged for services. There is limited, if any, price competition with respect to Medicaid and Medicare patients, since revenues for services to such patients are strictly controlled and are based on fixed rates and cost reimbursement principles. Although the degree of success with which the Company's operated facilities compete varies from location to location, management believes that its operated facilities generally compete effectively with respect to these factors.

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

Reimbursement. A significant portion of the Company's revenues is derived from government-sponsored health insurance programs. The nursing homes operated by the Company derive revenues under Medicaid, Medicare, the Ontario Government Operating Subsidy program and private pay sources. The United States assisted living facilities located in North Carolina derive revenues from Medicaid and similar programs as well as from private pay sources. Assisted living facilities in Canada derive virtually all of their revenues from private pay sources. The Company employs specialists in reimbursement at the corporate level to monitor regulatory developments, to comply with all reporting requirements, and to maximize payments to its operated nursing homes. It is generally recognized that all government- funded programs have been and will continue to be under cost containment pressures, but the extent to which these pressures will affect the Company's future operations is unclear.

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

Medicaid is a medical assistance program for the indigent, operated by individual states with financial participation by the federal government. Criteria for medical indigence vary somewhat from state to state, subject to federal guidelines. Available Medicaid benefits and rates of payment vary somewhat from state to state, subject to certain federal requirements. Basic long-term care services are provided to Medicaid beneficiaries, including nursing, dietary, housekeeping and laundry and restorative health care services, room and board, and medications. Previously, under legislation known as the Boren Amendment, federal law required that Medicaid programs pay to nursing home providers amounts adequate to enable them to meet government quality and safety standards. However, the Balanced Budget Act enacted during 1997 (the "BBA") repealed the Boren Amendment, and the BBA requires only that a state Medicaid program must provide for a public process for determination of Medicaid rates of payment for nursing facility services. Under this process, proposed rates, the methodologies underlying the establishment of such rates and the justification for the proposed rates are published. This public process gives providers, beneficiaries and concerned state residents a reasonable opportunity for review and comment. Certain of the states in which the Company now operates are actively seeking ways to reduce Medicaid spending for nursing home care by such methods as capitated payments and substantial reductions in reimbursement rates.

The BBA requires that nursing homes transition to a prospective payment system ("PPS") under the Medicare program during a three-year "transition period," commencing with the first cost reporting period beginning on or after July 1, 1998. The BBA also contains certain measures that have and could lead to further future reductions in Medicare therapy reimbursement and Medicaid payment rates. Revenues and expenses have both been reduced significantly from the levels prior to PPS. The BBA has negatively impacted the entire long-term health care industry.

During 1999 and 2000, certain amendments to the BBA have been enacted, including the Balanced Budget Reform Act of 1999 ("BBRA") and the Benefits Improvement and Protection Act of 2000 ("BIPA"). The BBRA has provided legislative relief in the form of increases in certain Medicare payment rates during 2000. The BIPA is expected to continue to provide additional increases in certain Medicare payment rates during 2001.

Although the refinements resulting from the BBRA and BIPA have been well received by the United States nursing home industry, it is the Company's belief that the resulting revenue enhancements are still significantly less than the losses sustained by the industry due to the BBA. Current levels of or further reductions in government spending for long-term health care would continue to have an adverse effect on the operating results and cash flows of the Company. The Company will attempt to maximize the revenues available to it from governmental sources within the changes that have occurred and will continue to occur under the BBA. In addition, the Company will attempt to increase revenues from non- governmental sources, including expansion of its assisted living and Canadian operations to the extent capital is available to do so, if at all.

Reduction in health care spending has become a national priority in the United States, and the field of health care regulation and reimbursement is a rapidly evolving one. For the fiscal year ended December 31, 2000, the Company derived 15.6% and 65.7% of its total patient and resident revenues from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on the Company's profitability. The Company is unable to predict which reform proposals or reimbursement limitations will be adopted in the future or the effect such changes would have on its operations. In addition, private payors, including managed care payors, are increasingly demanding that providers accept discounted fees or assume all or a portion of the financial risk for the delivery of health care services. Such measures may include capitated payments, which can result in significant losses to health care providers if patients require expensive treatment not adequately covered by the capitated rate.

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

Self-Referral and Anti-Kickback Legislation. The health care industry is subject to state and federal laws which regulate the relationships of providers of health care services, physicians, and other clinicians. These laws impose restrictions on physician referrals to any entity with which they have a financial relationship. The Company believes that it is in compliance with these laws. Failure to comply with self- referral laws could subject the Company to a range of sanctions, including civil fines, possible exclusion from government reimbursement programs, and criminal prosecution. There are also federal and state laws making it illegal to offer anyone anything of value in return for referral of patients. These laws, generally known as "anti-kickback" laws, are broad and subject to varying interpretations. Given the lack of clarity of these laws, there can be no absolute assurance that any health care provider, including the Company, will not be found in violation of the anti-kickback laws in any given factual situation. Strict sanctions, including exclusion from the Medicare and Medicaid programs and criminal penalties, may be imposed for violation of the anti-kickback laws.

Licensure and Certification. All the Company's nursing homes must be licensed by the state in which they are located in order to accept patients, regardless of payor source. In most states, nursing homes are subject to certificate of need laws, which require the Company to obtain government approval for the construction of new nursing homes or the addition of new licensed beds to existing homes. The Company's nursing homes must comply with detailed statutory and regulatory requirements in order to qualify for licensure, as well as for certification as a provider eligible to receive payments from the Medicare and Medicaid programs. Generally, the requirements for licensure and Medicare/Medicaid certification are similar and relate to quality and adequacy of personnel, quality of medical care, record keeping, dietary services, resident rights, and the physical condition of the facility and the adequacy of the equipment used therein. Each facility is subject to periodic inspections, known as "surveys" by health care regulators, to determine compliance with all applicable licensure and certification standards. If the survey concludes that there are deficiencies in compliance, the facility is subject to various sanctions, including but not limited to monetary fines and penalties, suspension of new admissions, and loss of licensure or certification. Generally, however, once a facility receives written notice of any compliance deficiencies, it submits a written plan of correction and is given a reasonable opportunity to correct the deficiencies. However, one of the Company's facilities in Arkansas was decertified from the Medicaid and Medicare programs in 1998. The facility was subsequently recertified for participation in the Medicaid and Medicare programs. An additional leased facility, located in Texas, was decertified from the Medicaid and Medicare programs during 2000. The Company is actively engaged in the application and appeal process for recertification. The Company has elected to temporarily close the facility and relocate the facility's residents to another facility operated by the Company.

Recently, government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of fraud and abuse statutes and regulations. Violations of these laws and regulations could result in expulsion from government health care programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Management believes that the Company is in compliance with fraud and abuse laws and regulations as well as other applicable government laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time. The Company is currently a defendant in two pending false claims actions as described below.

On October 17, 2000, the Company was served with a civil complaint by the Florida Attorney General's office, in the case of State of Florida ex rel. Mindy Myers v. R. Brent Maggio, et al. In this case, the State of Florida has accused multiple defendants of violating Florida's False Claims Act. The Company, in its capacity as the manager of four nursing homes owned by Emerald Coast Healthcare, Inc. ("Emerald"), is named in the complaint, which accuses the Company of making illegal kickback payments to R. Brent Maggio, Emerald's sole shareholder, and fraudulently concealing such payments in the Medicaid cost reports filed by the nursing homes. The Company believes that it has meritorious defenses to this case, and intends to vigorously pursue these defenses in litigation. Currently, there are several motions by the Company seeking dismissal of this complaint that are pending before the trial court.

Under the Federal False Claims Act, health care companies may be named as a defendant in an action which is filed under court seal, without being informed of this fact until the government has substantially completed its investigation. In such cases, there sometimes occurs a provision for "partial lifting of the seal," in which the trial court orders that the seal may be lifted for purposes of giving the named defendant the opportunity to informally present its defenses and discuss settlement prospects with the government. In cases in which the judge orders such a "partial lifting of the seal," the defendant becomes aware of the case but is precluded from discussing it publicly. Management is aware of one such case being filed in federal court against the Company regarding billing practices at one of its nursing homes. The Company has retained counsel to defend it in this case and, while cooperating with the government in its investigation of the matter, intends to vigorously pursue its defense of the case. Based on all Information currently known, the Company currently does not believe that the claims being made in this case are material to the Company's financial condition, cash flows or results of operations.

While the Company cannot currently predict with certainty the ultimate impact of either of the above cases on the Company's financial condition, cash flows or results of operations, an unfavorable outcome in any state or federal False Claims Act case could subject the Company to fines, penalties and damages. Moreover, the Company could be excluded from the Medicare, Medicaid or other federally-funded health care programs, which could have a material adverse impact on the Company's financial condition, cash flows or results of operations.

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

The following table sets forth net patient and resident revenues by payor source for the Company for the years presented:

                                                                    YEAR ENDED DECEMBER 31,
                                      ---------------------------------------------------------------------------------
                                                                    (DOLLARS IN THOUSANDS)
                                              2000                           1999                          1998
                                      ---------------------         ---------------------         ---------------------
     Medicaid (1)                     $126,193         65.7%        $118,571         66.3%        $118,394         58.8%
     Medicare                           29,995         15.6           25,461         14.2           44,490         22.1
     Private Pay (1)                    35,772         18.7           34,895         19.5           38,449         19.1
                                      --------        -----         --------        -----         --------        -----
            Total                     $191,960        100.0%        $178,927        100.0%        $201,333        100.0%
                                      ========        =====         ========        =====         ========        =====

     ----------------------
     (1) Includes assisted living facility revenues. The mix of Medicaid, Medicare and private pay for nursing homes in 2000 was 68.1%, 19.0%, and 12.9%, respectively.

Patient and residential service is generally provided and charged in daily service units, commonly referred to as patient and resident days. The following table sets forth patient and resident days by payor source for the Company for the years presented:

                                                                    YEAR ENDED DECEMBER 31,
                                      ------------------------------------------------------------------------------------
                                               2000                           1999                           1998
                                      ----------------------         ----------------------         ----------------------
     Medicaid (1)                     1,664,241         70.3%        1,708,335         71.7%        1,747,844         72.1%
     Medicare                            91,943          3.9            82,571          3.5           110,178          4.5
     Private Pay (1)                    609,836         25.8           592,134         24.8           566,834         23.4
                                      ---------        -----         ---------        -----         ---------        -----
            Total                     2,366,020        100.0%        2,383,040        100.0%        2,424,856        100.0%
                                      =========        =====         =========        =====         =========        =====

     ----------------------
     (1) Includes assisted living facility days. The mix of Medicaid, Medicare and private pay for nursing homes in 2000 was 77.5%, 6.6% and 15.9%, respectively.

The above tables include net patient revenues and the patient days of the six facilities comprising TDLP. See Note 5 of the Company's Consolidated Financial Statements.

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

INSURANCE.

The entire long-term care profession in the United States has experienced a dramatic increase in claims related to alleged negligence in providing care to its patients - the Company is no exception in this regard. As a result, the Company has numerous liability claims and disputes outstanding for professional liability and other related issues. Professional liability insurance up to certain limits is carried by the Company and its subsidiaries for coverage of such claims. However, due to the increasing cost of claims against the Company and throughout the long-term care industry, the Company's professional liability insurance premiums and deductible amounts increased substantially during 1999 and 2000.

These substantial premium and deductible increases have also continued for the policy year 2001. As a result of the substantial premium and deductible increases for the 2001 policy year, effective March 9, 2001, the Company has obtained professional liability insurance coverage for its United States nursing homes that could be substantially less than the claims that could be incurred during the policy period from March 9, 2001 through March 9, 2002. For claims made after March 9, 2001, the Company maintains general and professional liability insurance with coverage limits of $2,000,000 per medical incident and total aggregate policy coverage limits of $3,000,000 for its long-term care services. The 2001 policy is on a claims made basis and the Company is self-insured for the first $50,000 per occurrence.

For claims made during the period March 9, 2000 through March 9, 2001, the Company is self-insured for the first $500,000 per occurrence with no aggregate limit for the Company's United States nursing homes. The policy has coverage limits of $1,000,000 per occurrence, $3,000,000 per location and $12,000,00 in the aggregate. The Company also maintains umbrella coverage of $15,000,000 in the aggregate for claims made during the period March 9, 2000 through March 9, 2001. The Company provides reserves on an actuarial basis for known and expected claims incurred during the policy period. For all policy periods beginning on or after March 9, 2000, all of the Company's professional liability policies are on a claims made basis. Prior to March 9, 2000, all of these policies are on an occurrence basis.

For the policy periods January 1, 1998 through February 1, 1999, the Company is self-insured for the first $250,000 per occurrence and $2,500,000 in the aggregate per year with respect to the majority of its United States nursing homes. Effective February 1, 1999, all United States nursing homes became part of the $250,000/$2,500,000 deductible program, including the six TDLP facilities.

For the policy years 2000 and 1999, the Company expects to ultimately fully incur the aggregate deductible amount and has established reserves based on this expectation.

The Company's United States assisted living facilities are self-insured, with respect to each location, for the first $50,000 per occurrence. The Company also maintains a $15,000,000 aggregate umbrella liability policy for claims in excess of the foregoing limits for these assisted living operations.

In Canada, the Company's professional liability claims experience and associated costs has been dramatically less than that in the United States. The Canadian facilities owned or leased by the Company are self-insured for the first $3,000 ($5,000 Canadian) per occurrence. The Company's aggregate primary coverage limit with respect to Canadian operations is $1,335,000 ($2,000,000 Canadian). The Company also maintains a $3,338,000 ($5,000,000 Canadian) aggregate umbrella policy for claims in excess of the foregoing limits for these facilities.

The Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $6,859,000 as of December 31, 2000. Based on its assessment of claims currently outstanding against the Company and estimates for claims incurred but not reported, management currently believes that there have been no incurred claims that are in excess of established reserves and related insurance coverage. However, the ultimate results of the Company's professional liability claims and disputes are unknown at the present time. Any future judgments or settlements above the Company's per occurrence, per location or umbrella coverage could have a material adverse impact on the Company's financial position, cash flows and results of operations. In addition, the ultimate payment of professional liability claims accrued as of December 31, 2000 and claims that could be incurred during 2001 could require cash resources during 2001 that would be in excess of the Company's available cash or other resources. These potential future payments could have a material adverse impact on the Company's financial position and cash flows.

With respect to workers' compensation insurance, substantially all of the Company's employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. Prior to that time, the Company was self-insured for the first $250,000, on a per claim basis, for workers' compensation claims in a majority of its United States nursing facilities. The Company has been and remains a non-subscriber to the Texas workers' compensation system and is, therefore, completely self- insured for employee injuries with respect to its Texas operations. The Company has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate as of December 31, 2000. The differences between actual settlements and reserves are included in expense in the year finalized.

The Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $125,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $820,000 and $721,000 at December 31, 2000 and 1999, respectively. The differences between actual settlements and reserves are included in expense in the year finalized.

EMPLOYEES.

As of February 28, 2001, the Company employed a total of approximately 5,620 individuals. Management believes that the Company's employee relations are good. Approximately 156 of the Company's United States employees are represented by a labor union and approximately 405 of the Company's Canadian employees are represented by various unions. With the exception of some administrators of managed facilities (whose salaries are reimbursed by the owners), the staff of the managed nursing homes and assisted living facilities are not employees of the Company. The Company's managed facilities employ approximately 3,042 individuals, approximately 1,912 of whom are Canadians represented by various unions.

A major component of the Company's CQI program includes an employee empowerment selection, retention and recognition program. Administrators and managers of the Company include employee retention and turnover goals in the annual facility, regional and personal objectives.

Although the Company believes it is able to employ sufficient nurses and therapists to provide its services, a shortage of health care professional personnel in any of the geographic areas in which the Company operates could affect the ability of the Company to recruit and retain qualified employees and could increase its operating costs. The Company competes with other health care providers for both professional and non-professional employees and with non-health care providers for non-professional employees. During 2000, the Company faced increased competition for workers due to tight labor markets in most of the areas in which the Company operates in the United States.

RISK FACTORS.

This section summarizes certain risks, among others, that should be considered by stockholders and prospective investors in the Company.

Professional Liability Insurance. The entire long-term profession in the United States has experienced a dramatic increase in claims related to alleged negligence in providing care to its patients - the Company is no exception in this regard. As a result, the Company has numerous liability claims and disputes outstanding for professional liability and other related issues. Professional liability insurance up to certain limits is carried by the Company and its subsidiaries for coverage of such claims. However, due to the increasing cost of claims against the Company and throughout the long-term care industry, the Company's professional liability insurance premiums and deductible amounts increased substantially during 1999 and 2000.

These substantial premium increases and deductible amounts have also continued for the policy year 2001. As a result of the substantial premium increases and deductible amounts for the 2001 policy year, effective March 9, 2001, the Company has obtained professional liability insurance coverage for its United States nursing homes that could be substantially less than the claims to be incurred during the policy period from March 9, 2001 through March 9, 2002. For claims made after March 9, 2001, the Company maintains general and professional liability insurance with coverage limits of $2,000,000 per medical incident and total aggregate policy coverage limits of $3,000,000 for its long-term care services. The 2001 policy is on a claims made basis and the Company is self-insured for the first $50,000 per occurrence.

Based on its assessment of claims currently outstanding against the Company and estimates for claims incurred but not reported, management currently believes that there have been no incurred claims that are in excess of established reserves and related insurance coverage. However, the ultimate results of the Company's professional liability claims and disputes are unknown at the present time. Any future judgments or settlements above the Company's per occurrence, per location or umbrella coverage could have a material adverse impact on the Company's financial position, cash flows and results of operations. In addition, the ultimate payment of professional liability claims accrued as of December 31, 2000 and claims that could be incurred during 2001 could require cash resources during 2001 that would be in excess of the Company's available cash or other resources. These potential future payments could have a material adverse impact on the Company's financial position and cash flows.

Professional liability claims against the Company, regardless of their merit or eventual outcome, may also have a material adverse effect upon the Company's ability to attract patients or residents or expand its business. In addition, the Company's insurance policies must be renewed annually. There can be no assurance that the Company will be able to obtain liability insurance coverage in the future on acceptable terms, if at all.

Current Debt Maturities and Financial Covenant Non-Compliance. Certain of the Company's debt agreements contain various financial covenants, the most restrictive of which relate to current ratio requirements, tangible net worth, cash flow, net income (loss), and limits on the payment of dividends to shareholders. As of December 31, 2000, the Company was not in compliance with certain of these financial covenants. The Company has not obtained waivers of the noncompliance. Cross-default or material adverse change provisions contained in the debt agreements allow the holders of substantially all of the Company's debt to demand immediate repayment. The Company would not be able to repay this indebtedness if the applicable lenders demanded repayment. Although the Company does not anticipate that such demand will be made, the continued forbearance on the part of the Company's lenders cannot be assured at this time. Accordingly, the Company has classified the related debt principal amounts as current liabilities in the accompanying consolidated financial statements as of December 31, 2000. Given that events of default exist under the Company's working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances.

Based on regularly scheduled debt service requirements, the Company has a total of $5.1 million of debt that must be repaid or refinanced during 2001 and an additional $6.7 million that must be repaid or refinanced in January 2002. As a result of the covenant noncompliance and other cross-default provisions, the Company has classified a total of $61.2 million of debt as current liabilities as of December 31, 2000.

An event of default under the Company's debt agreements could lead to actions by the lenders that could result in an event of default under the Company's lease agreements covering a majority of its United States nursing facilities. Should such a default occur in the related lease agreements, the lessor would have the right to terminate the lease agreements.

The Company is currently discussing potential waiver, amendment and refinancing alternatives with its lenders. Of the total $5.1 million of scheduled debt maturities during 2001, the Company plans to repay $2.1 million from cash generated from operations and intends to refinance the remaining $3 million. The Company's management has implemented a plan to enhance revenues related to the operations of the Company's nursing homes and assisted living facilities. Management believes that revenues in future periods will increase as a result of increased occupancy rates resulting from an increased emphasis on attracting and retaining patients and residents. Management has implemented a plan to attempt to minimize future expense increases through the elimination of excess operating costs. The Company is unable to predict if it will be successful in reducing operating losses, in negotiating waivers, amendments, or refinancings of outstanding debt, or if the Company will be able to meet any amended financial covenants in the future. Any demands for repayment by lenders or the inability to obtain waivers or refinance the related debt would have a material adverse impact on the financial position, results of operations and cash flows of the Company.

Cross-Defaults Under Debt, Lease and Management Agreements and Participating Mortgage. Cross-default provisions exist in a majority of the Company's debt agreements. In addition, certain of the Company's debt agreements provide that a default under any of the Company's leases or management agreements constitutes a default under the debt agreements. The Company's Master Operating Lease with Omega provides that a default with respect to one facility is a default not only with respect to the entire Master Operating Lease, but also with respect to a participating mortgage secured by three additional nursing homes. The Company leases these nursing homes that are subject to the participating mortgage from Counsel Corporation ("Counsel"), a publicly owned Canadian corporation. Counsel has agreed to indemnify the Company in the event of a default by Counsel under such participating mortgage, except in the case where such default was caused by the Company. A default under such participating mortgage or related documents is a default under the Master Operating Lease. In addition to the three nursing homes previously discussed that the Company leases from Counsel, the Company leases eight facilities and manages eight facilities owned by Counsel or affiliates of Counsel. A default under any of the agreements with Counsel or its affiliates constitutes a default under all of the leases and management agreements with Counsel. Finally, four management contracts that cover two, four, six and seven nursing homes, respectively, provide that a default with respect to any facility under any one of the management contracts is a default with respect to all facilities under such management contracts.

No Assurance of Growth. The Company reported a net loss of $3.8 million for the year ended December 31, 2000 and has a working capital deficit of $60.1 million at December 31, 2000. No assurance can be given that the Company will achieve profitable operations during 2001. There can be no assurance that the Company can increase growth in net revenues. The Company cannot assure that internally generated cash flows from earnings and existing cash balances will be sufficient to fund existing debt obligations or future capital and working capital requirements through fiscal year 2001. The price of the Company's Common Stock may fluctuate in response to quarterly variations in the Company's operating and financial results, announcements by the Company or other developments affecting the Company, as well as general economic and other external factors.

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

Dependence on Reimbursement by Third-Party Payors. Government at both the federal and state levels has continued in its efforts to reduce, or at least limit the growth of, spending for health care services, including services provided by the Company. During 1997, the Balanced Budget Act ("BBA") was enacted which has negatively impacted the Company's net operations. The BBA requires that nursing homes transition to a prospective payment system ("PPS") under the Medicare program during a three- year "transition period," commencing with the first cost reporting period beginning on or after July 1, 1998. The BBA also contains certain measures that have and could lead to further future reductions in Medicare therapy reimbursement and Medicaid payment rates. Revenues and expenses have both been reduced significantly from the levels prior to PPS. The BBA has negatively impacted the entire long-term health care industry.

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

Substantially all of the Company's nursing home revenues, including management fees, are directly or indirectly dependent upon reimbursement from third-party payors, including the Medicare and Medicaid programs, the Ontario Government Operating Subsidy program, and private insurers. For the year ended December 31, 2000, approximately 65.7%, 15.6%, and 18.7% of the Company's patient and resident revenues were derived from Medicaid, Medicare and private pay sources. The net revenues and profitability of the Company are affected by the continuing efforts of all payors to contain or reduce the costs of health care. Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue. Any changes in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company's net revenues and net income. The Company is unable to predict what reform proposals or reimbursement limitations will be adopted in the future or the effect such changes will have on its operations. No assurance can be given that such reforms will not have a material adverse effect on the Company.

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

Recently, government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of fraud and abuse statutes and regulations. Violations of these laws and regulations could result in expulsion from government health care programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Management believes that the Company is in compliance with fraud and abuse laws and regulations as well as other applicable government laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time. The Company is currently a defendant in two pending false claims actions as described below.

On October 17, 2000, the Company was served with a civil complaint by the Florida Attorney General's office, in the case of State of Florida ex rel. Mindy Myers v. R. Brent Maggio, et al. In this case, the State of Florida has accused multiple defendants of violating Florida's False Claims Act. The Company, in its capacity as the manager of four nursing homes owned by Emerald Coast Healthcare, Inc. ("Emerald"), is named in the complaint, which accuses the Company of making illegal kickback payments to R. Brent Maggio, Emerald's sole shareholder, and fraudulently concealing such payments in the Medicaid cost reports filed by the nursing homes. The Company believes that it has meritorious defenses to this case, and intends to vigorously pursue these defenses in litigation. Currently, there are several motions by the Company seeking dismissal of this complaint that are pending before the trial court.

Under the Federal False Claims Act, health care companies may be named as a defendant in an action which is filed under court seal, without being informed of this fact until the government has substantially completed its investigation. In such cases, there sometimes occurs a provision for "partial lifting of the seal," in which the trial court orders that the seal may be lifted for purposes of giving the named defendant the opportunity to informally present its defenses and discuss settlement prospects with the government. In cases in which the judge orders such a "partial lifting of the seal," the defendant becomes aware of the case but is precluded from discussing it publicly. Management is aware of one such case being filed in federal court against the Company regarding billing practices at one of its nursing homes. The Company has retained counsel to defend it in this case and, while cooperating with the government in its investigation of the matter, intends to vigorously pursue its defense of the case. Based on all information currently known, the Company currently does not believe that the claims being made in this case are material to the Company's financial condition, cash flows or results of operations.

While the Company cannot currently predict with certainty the ultimate impact of either of the above cases of the Company's financial condition, cash flows or results of operations, an unfavorable outcome in any state or federal False Claims Act case could subject the Company to fines, penalties and damages. Moreover, the Company could be excluded from the Medicare, Medicaid or other federally-funded health care programs, which could have a material adverse impact on the Company's financial condition, cash flows or results of operations.

In order to receive Medicare and Medicaid reimbursement, the Company must be certified by Medicare and Medicaid. In recent years, the Federal Government has promulgated numerous survey, certification and enforcement rules governing long-term care facilities participating in the Medicare and Medicaid programs, which impose significant requirements on long-term care facilities. The breadth of the rules has created uncertainty over the manner in which the rules are implemented, the ability of any long-term care facility to comply with them and the effect of the rules on the Company. Facilities that are found not to be in compliance with the rules are subject to decertification from participating in the Medicare/Medicaid programs; termination of provider agreement; temporary management; denial of payment for new admissions; civil money penalties; closure of the facility or transfer of patients or both; and on-site state monitoring. In the ordinary course of its business, the Company receives notices of deficiencies for failure to comply with various regulatory requirements. The Company reviews such notices and takes appropriate corrective action. In most cases, the Company and the reviewing agency will agree upon the measures to be taken to bring the facility into compliance with regulatory requirements. During 1998 and 2000, two of the Company's facilities in Arkansas and Texas were decertified from the Medicare and Medicaid programs. Since then, one facility has been recertified and another is applying for recertification. There can be no assurance that the Company will not experience additional problems with maintaining the certification of its facilities. Failure to obtain and maintain Medicare and Medicaid certification at the Company's facilities will result in denial of Medicare and Medicaid payments which could result in a significant loss of revenue to the Company.

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

Liquidity. During 1999, the New York Stock Exchange de-listed the Company's Common Stock. Trading of the Company's Common Stock is currently conducted on the over-the-counter market ("OTC") or, on application by broker-dealers, in the NASD's Electronic Bulletin Board using the Company's current trading symbol, AVCA. As a result of the de-listing, the liquidity of the Company's Common Stock and its price have been adversely affected, which may limit the Company's ability to raise additional capital.

Guarantees of Partnership Cash Flows. A subsidiary of the Company has provided guarantees of certain cash flow deficiencies and quarterly return obligations of Diversicare VI Limited Partnership ("Diversicare VI"), which may obligate the subsidiary to make interest-free loans to Diversicare VI. Such cash flow obligations have never been called upon. The Company has also provided a cash flow guarantee to Texas Diversicare Limited Partnership ("TDLP"), a partnership in which the Company holds 23.6% ownership as of December 31, 2000. The Company has guaranteed certain cash flow requirements of TDLP for a ten-year period expiring August 31, 2001. As of December 31, 2000, the Company has provided working capital funding and requirements under the cash flow guarantee to TDLP totaling $5,838,000. The cash flow guarantee obligates the Company to provide monthly interest-free loans to TDLP. It is a virtual certainty that the Company will be required to make additional loans to TDLP through August 31, 2001. There is no assurance that all or any portion of the loans made to Diversicare VI or TDLP will be repaid.

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

Anti-takeover Considerations. The Company is authorized to issue up to 400,000 shares of preferred stock, the rights of which may be fixed by the Board of Directors without shareholder approval. In March 1995, the Board of Directors approved the adoption of a Shareholder Rights Plan (the "Plan"). In November 2000, the Company issued 393,658 shares of the Company's Series B Redeemable Convertible Preferred Stock to Omega in connection with the Settlement and Restructuring Agreement. The Plan is intended to encourage potential acquirors to negotiate with the Company's Board of Directors and to discourage coercive, discriminatory and unfair proposals. The Company's stock incentive plans provide for the acceleration of the vesting of options in the event of certain changes in control (as defined in such plans). The Company's Certificate of Incorporation (the "Certificate") provides for the classification of its Board of Directors into three classes, with each class of directors serving staggered terms of three years. The Company's Certificate requires the approval of two-thirds of the outstanding shares to amend certain provisions of the Certificate. Section 203 of the Delaware General Corporate Law restricts the ability of a Delaware corporation to engage in any business combination with an interested stockholder. Provisions in the executive officers' employment agreements provide for post-termination compensation, including payment of certain of the executive officers' salaries for up to 30 months, following certain changes in control. Certain changes in control of the Company also constitutes an event of default under the Company's bank credit facility. The foregoing matters and the Change in Control purchase feature of the Debentures described above may, together or separately, have the effect of discouraging or making more difficult an acquisition or change of control of the Company.

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

ITEM 3.  LEGAL PROCEEDINGS

The provision of health care services entails an inherent risk of liability. In recent years, participants in the health care industry have become subject to an increasing number of lawsuits alleging malpractice, product liability, or related legal theories, many of which involve large claims and significant defense costs. It is expected that the Company from time to time will be subject to such suits as a result of the nature of its business. Further, as with all health care providers, the Company is potentially subject to the increased scrutiny of regulators for issues related to compliance with health care fraud and abuse laws. On October 17, 2000, the Company was served with a civil complaint by the Florida Attorney General's Office, in the case of State of Florida ex rel. Mindy Myers v. R. Brent Maggio, et al., Circuit Court Case No. 99-6080, Leon County, Florida. In this case, the State of Florida accused multiple defendants of violating Florida's False Claims Act (Florida Statutes
Section 68,081, et seq.). The Company, in its capacity as the manager of four nursing homes owned by Emerald Coast Healthcare, Inc. ("Emerald"), is named in Counts III and IV of the complaint, which counts accuse the company of making illegal kickback payments to R. Brent Maggio, Emerald's sole shareholder, and fraudulently concealing such payments in the Medicaid cost reports filed by the nursing homes. The Company believes that it has meritorious defenses to this case, and intends to vigorously pursue these defenses in this litigation. Currently, there are several motions by the Company seeking dismissal of this complaint that are pending before the trial court.

Under the Federal False Claims Act, 31 U.S.C. Section 3729, et seq., health care companies may be a named defendant in an action which is filed under court seal, without being informed of this fact until the government has substantially completed its investigation. In such cases, there sometimes occurs a provision for "partial lifting of the seal", in which the trial court orders that the seal may be lifted for purposes of giving the named defendant the opportunity to informally present its defenses and discuss settlement prospects with the government. In cases where the judge orders such a "partial lifting of the seal," the defendant becomes aware of the case but is precluded from discussing it publicly. Management is aware of one such case being filed in federal court against Diversicare regarding billing practices at one of its owned nursing homes. The company has retained healthcare counsel to defend it in this case and, while cooperating with the government in its investigation of the matter, intends to vigorously pursue its defense of the case. Based on all information currently known, the Company does not believe that the claims being made in this case are material to the Company's financial condition, cash flows or results of operations.

While the Company cannot, at this time, predict with certainty the ultimate impact of either of the aforementioned cases on the Company's business or operating results, an unfavorable outcome in any state or Federal False Claims Act case could subject the Company to fines, penalties and damages. Moreover, the Company could be excluded from Medicare, Medicaid, and other federally-funded healthcare programs, which could have a material adverse effect on the Company's financial condition or results of operations.

Although the Company carries liability insurance that Management believes meets industry standards, there can be no assurance that any pending or future legal proceedings (including any related judgments, settlements or costs) will not have a material adverse effect on the Company's business, reputation, or financial condition. See "Item 1 - Insurance."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to a vote of security holders during the fourth quarter (October 1, 2000 through December 31, 2000) of the fiscal year covered by this Annual Report on Form 10-K.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS

The Common Stock of the Company was listed on the New York Stock Exchange under the symbol "AVC" through November 9, 1999. Since that time, the Company's Common Stock has been traded on NASD's OTC Bulletin Board under the symbol "AVCA." The following table sets forth the high and low prices of the common stock for each quarter in 1999 and 2000:

              Period                              High             Low
              ------                             -----            -----
         1999 1st Quarter                        $6.25            $2.88
         1999 2nd Quarter                         2.31             1.38
         1999 3rd Quarter                         2.06              .88
         1999 4th Quarter                         1.06              .13
         2000 1st Quarter                          .40              .14
         2000 2nd Quarter                          .40              .19
         2000 3rd Quarter                          .50              .21
         2000 4th Quarter                         1.06              .17

The Company's Common Stock has been traded since May 10, 1994. On March 30, 2001, the closing price for the Common Stock was $1.00, as reported by PCQuote.com.

On March 27, 2001, there were 1,805 holders of record of the common stock. Most of the Company's shareholders have their holdings in the street name of their broker/dealer.

The Company has not paid cash dividends on its Common Stock and anticipates that, for the foreseeable future, any earnings will be retained for use in its business and no cash dividends will be paid. The Company is currently prohibited from issuing dividends under certain debt instruments.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected financial data of Advocat as of December 31, 2000, 1999, 1998, 1997 and 1996 and for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 have been derived from the audited financial statements of the Company.

                                                                                YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------------------------------
                                                        2000             1999             1998            1997            1996
                                                     ---------        ---------        ---------        --------        --------
STATEMENT OF OPERATIONS DATA:                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
REVENUES:
   Patient revenues                                  $ 150,071        $ 141,022        $ 166,529        $163,094        $153,582
   Resident revenues                                    41,889           37,905           34,804          15,105           8,347
   Management fees                                       3,863            2,932            3,627           3,886           4,152
   Interest                                                212              159              192             158             156
                                                     ---------        ---------        ---------        --------        --------
         Net revenues                                  196,035          182,018          205,152         182,243         166,237
                                                     ---------        ---------        ---------        --------        --------

EXPENSES:
   Operating                                           153,719          152,557          164,769         146,555         131,966
   Lease                                                20,563           20,375           19,109          15,850          14,441
   General and administrative                           12,136           11,753           10,969           9,636           8,578
   Interest                                              6,073            5,460            5,425           2,672           1,591
   Depreciation and amortization                         5,603            5,167            3,838           2,823           2,285
   Non-recurring charges                                 1,708              500            5,859             -0-             -0-
                                                     ---------        ---------        ---------        --------        --------
         Total expenses                                199,802          195,812          209,969         177,536         158,861
                                                     ---------        ---------        ---------        --------        --------

INCOME (LOSS) BEFORE
   INCOME TAXES                                      $  (3,767)       $ (13,794)       $  (4,817)       $  4,707        $  7,376
                                                     =========        =========        =========        ========        ========

NET INCOME (LOSS)                                    $  (3,850)       $ (21,676)       $  (3,083)       $  3,013        $  4,721
                                                     =========        =========        =========        ========        ========

EARNINGS (LOSS) PER SHARE:
   Basic                                             $    (.70)       $   (3.98)       $    (.57)       $    .56        $    .89
                                                     =========        =========        =========        ========        ========
   Diluted                                           $    (.70)       $   (3.98)       $    (.57)       $    .56        $    .89
                                                     =========        =========        =========        ========        ========

WEIGHTED AVERAGE SHARES:
   Basic                                                 5,492            5,445            5,388           5,339           5,270
                                                     =========        =========        =========        ========        ========
         Diluted                                         5,492            5,445            5,388           5,373           5,381
                                                     =========        =========        =========        ========        ========

                                                                                     DECEMBER 31,
                                                     ---------------------------------------------------------------------------
                                                        2000             1999             1998            1997            1996
                                                     ---------        ---------        ---------        --------        --------
BALANCE SHEET DATA:                                                                 (IN THOUSANDS)
Working capital (deficit)                            $ (60,069)       $ (56,699)       $  16,233        $ 14,389        $ 13,540
                                                     =========        =========        =========        ========        ========

Total assets                                         $ 101,756        $  96,185        $ 121,294        $114,961        $ 74,908
                                                     =========        =========        =========        ========        ========

Long-term debt, excluding
    current portion                                  $   5,016(1)     $   7,827(2)     $  33,514        $ 58,373        $ 23,254
                                                     =========        =========        =========        ========        ========

Shareholders' equity                                 $   2,142        $   6,267        $  27,561        $ 30,733        $ 27,348
                                                     =========        =========        =========        ========        ========

- ----------------------------

(1) Because of financial covenant non-compliance as of December 31, 2000, the Company classified $56,114 of debt as current with scheduled maturities that actually begin in 2002. In the absence of the non-compliance issues, the Company's long-term debt would have been $61,129.

(2) Because of financial covenant non-compliance as of December 31, 1999, the Company classified $25,903 of debt as current with scheduled maturities that actually begin in 2001. In the absence of the non-compliance issues, the Company's long-term debt would have been $33,730.

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

As of December 31, 2000, Advocat's portfolio includes 120 facilities composed of 64 nursing homes containing 7,230 licensed beds and 56 assisted living facilities containing 5,425 units. In comparison, at December 31, 1999, the Company operated 119 facilities composed of 65 nursing homes containing 7,307 licensed beds and 54 assisted living facilities containing 5,215 units. Within the current portfolio, 36 facilities are managed on behalf of other owners, 29 of which are on behalf of unrelated owners and 7 in which the Company holds a minority equity interest. The remaining facilities, consisting of 61 leased and 23 owned facilities are operated for the Company's own account. In the United States, the Company operates 51 nursing homes and 33 assisted living facilities, and in Canada, the Company operates 13 nursing homes and 23 assisted living facilities.

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

OPERATING DATA

The following table presents the Advocat statements of operations for the years ended December 31, 2000, 1999 and 1998, and sets forth this data as a percentage of revenues for the same years.

                                                                          YEAR ENDED DECEMBER 31,
                                              -------------------------------------------------------------------------------
    ($ IN THOUSANDS)                                   2000                        1999                          1998
                                              ---------------------        ---------------------        ---------------------
Revenues:
  Patient revenues                            $ 150,071        76.5%       $ 141,022        77.5%       $ 166,529        81.2%
  Resident revenues                              41,889        21.4           37,905        20.8           34,804        16.9
  Management fees                                 3,863         2.0            2,932         1.6            3,627         1.8
  Interest                                          212         0.1              159         0.1              192         0.1
                                              ---------       -----        ---------       -----        ---------       -----
    Net revenues                                196,035       100.0%         182,018       100.0%         205,152       100.0%
                                              ---------       -----        ---------       -----        ---------       -----
Expenses:-
  Operating                                     153,719        78.4          152,557        83.8          164,769        80.3
  Lease                                          20,563        10.5           20,375        11.2           19,109         9.3
  General and administrative                     12,136         6.2           11,753         6.5           10,969         5.3
  Depreciation and amortization                   5,603         2.9            5,167         2.8            3,838         1.9
  Non-recurring charges                           1,708         0.9              500         0.3            5,859         2.9
  Interest                                        6,073         3.1            5,460         3.0            5,425         2.6
                                              ---------       -----        ---------       -----        ---------       -----
    Total expenses                              199,802       101.9          195,812       107.6          209,969       102.3
                                              ---------       -----        ---------       -----        ---------       -----

Loss before income taxes                         (3,767)       (1.9)         (13,794)       (7.6)          (4,817)       (2.3)
Provision (benefit) for income taxes                 83         0.0            7,605         4.2           (1,734)       (0.8)
                                              ---------       -----        ---------       -----        ---------       -----
     Loss before cumulative effect of
       change in accounting  principle           (3,850)       (2.0)         (21,399)      (11.8)          (3,083)       (1.5)
     Cumulative effect of change in
       accounting principle, net of tax             -0-         0.0             (277)       (0.2)             -0-         0.0
                                              ---------       -----        ---------       -----        ---------       -----
     Net loss                                 $  (3,850)       (2.0)%      $ (21,676)      (11.9)%      $  (3,083)       (1.5)%
                                              =========       =====        =========       =====        =========       =====

The Company has incurred losses during 2000, 1999 and 1998. The Company has a working capital deficit of $60.1 million as of December 31, 2000. Also, the Company has limited resources available to meet its operating, capital expenditure and debt service requirements during 2001. Given that events of default exist under the Company's working capital line of credit, there can be no assurances that the respective lender will continue to provide working capital advances.

The following tables present data about the facilities operated by the Company as of the dates or for the years indicated:

                                                             DECEMBER 31,
                                                -------------------------------------
                                                 2000           1999            1998
                                                -------        -------        -------
     Licensed Nursing Home Beds:
       Owned............................            706            706            706
       Leased...........................          4,007          4,007          4,158
       Managed..........................          2,517          2,594          2,318
                                                -------        -------        -------
         Total..........................          7,230          7,307          7,182
                                                =======        =======        =======
     Assisted Living Units:
       Owned............................          1,179          1,216          1,302
       Leased...........................          2,097          2,073          1,883
       Managed(1).......................          2,149          1,926          1,570
                                                -------        -------        -------
         Total..........................          5,425          5,215          4,755
                                                =======        =======        =======
     Total Beds/Units:
       Owned............................          1,885          1,922          2,008
       Leased...........................          6,104          6,080          6,041
       Managed(1).......................          4,666          4,520          3,888
                                                -------        -------        -------
         Total..........................         12,655         12,522         11,937
                                                =======        =======        =======
     Facilities:
       Owned............................             23             23             24
       Leased...........................             61             61             61
       Managed(1).......................             36             35             30
                                                -------        -------        -------
         Total..........................            120            119            115
                                                =======        =======        =======

- ---------------

(1) Includes, as of December 31, 2000, seven assisted living facilities with 1,062 units in which the Company holds a minority equity interest.

                                                              YEAR ENDED DECEMBER 31,
                                                             -------------------------
                                                             2000      1999       1998
                                                             ----      ----       ----
    Average Occupancy(1):
      Leased/Owned(2)....................................    76.7%     76.0%      81.6%
      Managed............................................    90.6      93.9       95.6
                                                             ----      ----       ----
             Total.......................................    80.7%     81.7%      84.9%
                                                             ====      ====       ====

- ---------------

(1) Average occupancy excludes facilities under development or facilities managed during receivership or insolvency proceedings.

(2) Includes the occupancy of the six facilities of TDLP, a limited partnership managed by the Company.

SETTLEMENT AND RESTRUCTURING AGREEMENT

Effective October 1, 2000, the Company entered into agreements which modified existing debt and lease agreements as follows:

Amendments to Omega Lease Agreements

During 1998, 1999 and through September 30, 2000, the Company leased 30 nursing homes from Omega Healthcare Investors, Inc. ("Omega") under various terms and lease agreements. On November 8, 2000, the Company entered into a 10-year restructured lease agreement (the "Settlement and Restructuring Agreement") with Omega. The Settlement and Restructuring Agreement, effective as of October 1, 2000, provides for reduced future lease costs under an amended lease agreement covering all nursing homes leased from Omega (the "Omega Master Lease"). The initial term of the Omega Master Lease is ten years, expiring September 30, 2010, with an additional ten-year renewal term at the option of the Company, assuming no defaults. Under the Settlement and Restructuring Agreement, Omega has agreed to waive all defaults under the previous Omega lease agreements.

Non-Accrual Note Payable

As settlement for outstanding lease payments owed to Omega for the period prior to the Settlement and Restructuring Agreement, Omega agreed to accept a $3,000,000 payment from the Company. The payment to Omega was funded through Omega's draw upon a then outstanding letter of credit from the Company's bank lender. Prior to the Settlement and Restructuring Agreement, the Company was required to provide letters of credit totaling $4,950,000 in favor of Omega as security for its obligations under the Omega Master Lease. Pursuant to the Settlement and Restructuring Agreement, Omega agreed to draw $3,000,000 on the outstanding letters of credit and to terminate the remaining $1,950,000 letters of credit. The $3,000,000 letter of credit draw was converted into a $3,000,000 non-interest-bearing promissory note payable to the bank lender (the "Non-Accrual Note"). The entire balance of the Non-Accrual Note is due on January 15, 2002.

Subordinated Note Payable

As payment for Omega entering into the Settlement and Restructuring Agreement, the Company agreed to issue Omega a subordinated note payable (the "Subordinated Note") in the amount of $1,700,000. Interest on the Subordinated Note accrues at an annual rate of 7.0% (beginning effective October 1, 2000) with any unpaid principal and interest becoming due on September 30, 2007. Payments of principal and interest on the Subordinated Note are subordinated to the payment in full of the Non-Accrual Note.

Series B Redeemable Convertible Preferred Stock

As further payment for Omega entering into the Settlement and Restructuring Agreement, the Company agreed to issue Omega 393,658 shares of the Company's Series B Redeemable Convertible Preferred Stock. The Company's Series B Redeemable Convertible Preferred Stock has a stated value of $3,300,000 and carries an annual dividend rate of 7% of the stated value. The dividends accrue on a daily basis whether or not declared by the Company and compound quarterly. Dividend payments on the Series B Redeemable Convertible Preferred Stock are subordinated to the payment in full of the Non-Accrual Note. The Series

B Redeemable Convertible Preferred Stock shares have preference in liquidation but do not have voting rights. The total redemption value is equal to the stated value plus any accrued but unpaid dividends. The liquidation preference value is equal to the redemption value. The holders of the Series B Redeemable Convertible Preferred Stock may convert their preferred shares and accrued dividends to common stock at their option at any time based on a conversation price per share of $4.67, subject to adjustment.

Beginning on the earlier of a default under the Omega Master Lease agreement or September 30, 2007, Omega has the right to require the Company to redeem the Series B Redeemable Convertible Preferred Stock shares at the redemption price of $3,300,000 plus accrued and unpaid dividends. At December 31, 2000, total accrued but unpaid dividends amounted to $58,000 ($.15 per share) and, accordingly, the aggregate redemption value on the Series B Redeemable Convertible Preferred Stock was $3,358,000 and the per share redemption value was approximately $8.53.

Deferred Lease Costs

During 1992, the Company entered into an agreement with Omega whereby 21 of the Company's facilities were sold to Omega and leased back to the Company. In conjunction with this sale/leaseback, the Company entered into a participating mortgage with Omega on three other facilities. The net gain on the sale/leaseback was deferred in accordance with sale/leaseback accounting and was being amortized by the Company over the related lease term as a reduction in lease expense. As of September 30, 2000, the net deferred gain totaled $2,862,000. Pursuant to the amended Omega Master Lease and the issuance of the Subordinated Note and the Series B Redeemable Convertible Preferred Stock to Omega effective October 1, 2000, total deferred lease costs of $5,000,000 were recorded by the Company. The $2,862,000 of remaining deferred gain on the 1992 sale/lease-back has been reflected as a reduction of the $5,000,000 in new deferred lease costs, resulting in net deferred lease costs of $2,138,000 as of October 1, 2000. The net deferred lease costs are being amortized as lease expense over the initial ten-year term of the Omega Master Lease. As of December 31, 2000, net deferred lease costs totaled $2,085,000.

MEDICARE REIMBURSEMENT CHANGES

During 1997, the federal government enacted the Balanced Budget Act of 1997 ("BBA"), which contains numerous Medicare and Medicaid cost-saving measures. The BBA requires that nursing homes transition to a prospective payment system ("PPS") under the Medicare program during a three-year "transition period," commencing with the first cost reporting period beginning on or after July 1, 1998. The BBA also contains certain measures that have and could lead to further future reductions in Medicare therapy reimbursement and Medicaid payment rates. Revenues and expenses have both been reduced significantly from the levels prior to PPS. With respect to Medicare therapy allowable cost and fee reductions, the Company estimates that net operations were negatively impacted in both 1999 and 2000 and will continue to be negatively impacted beyond 2000 as a result of the changes brought about under the BBA.

These changes have affected the entire long-term care profession. They have resulted pursuant to the administrative implementation of the guidelines contained in the BBA. Under the BBA, Medicare expenditures by the federal government have been cut approximately 20%. This has been a sudden, drastic blow to the industry. Other providers who relied more heavily on the provision of services to higher acuity patients have been impacted more severely than the Company. There have already been several major bankruptcy filings. Without remediation, the long-term effect on the industry is expected to be catastrophic.

As the impact of these changes upon both providers and beneficiaries has become known, there has been growing political awareness of a need to re-examine the drastic cuts that have been implemented. During 1999, certain amendments to the BBA were enacted. Among the changes enacted during 1999 was the Balanced Budget Reform Act of 1999 ("BBRA"). The BBRA allowed providers the option, for cost reporting years beginning on January 1, 2000, of continuing under the current PPS transition formula or adopting the full federal PPS per diem. For facilities in which it is financially advisable to make this change, the Company is so doing. Effective between April 1 and October 31, 2000, the BBRA increased certain of the highest acuity Medicare reimbursement payment categories by 15%. Effective April 1, 2000, the BBRA also increased all other Medicare payment categories by 4%. The BBRA also enacted a two-year moratorium on the proposed Part B therapy caps beginning January 1, 2000.

On December 15, 2000, the Medicare, Medicaid, and State Child Health Insurance Program Benefits Improvement and Protection Act of 2000 ("BIPA") was enacted to provide up to $35 billion in additional funding to the Medicare and Medicaid programs over the next five years. Under BIPA, the nursing component for each Medicare payment category will increase by 16.66% over the current rates for skilled nursing care for the period April 1, 2001 through September 30, 2002. BIPA also will provide some relief from scheduled reductions to the annual inflation adjustments to the Medicare payment rates through September 2001.

Although the refinements resulting from the BBRA and BIPA have been well received by the United States nursing home industry, it is the Company's belief that the resulting revenue enhancements are insufficient compared to the losses sustained by the industry due to the BBA.

There is additional legislative discussion that could result in further legislative relief or the institution of administrative changes that would restore additional revenues to the United States nursing home industry. While such activity is positive, there is no expectation by management that the current round of legislative and administrative relief under consideration is sufficient to restore the economic viability that the industry needs. Current levels of or further reductions in government spending for long-term health care would continue to have an adverse effect on the operating results and cash flows of the Company. The Company will attempt to maximize the revenues available to it from governmental sources within the changes that have occurred and will continue to occur under the BBA. In addition, the Company will attempt to increase revenues from non-governmental sources, including expansion of its assisted living and Canadian operations to the extent capital is available to do so, if at all.

PROFESSIONAL LIABILITY INSURANCE MATTERS

The entire long-term profession in the United States has experienced a dramatic increase in claims related to alleged negligence in providing care to its patients - the Company is no exception in this regard. As a result, the Company has numerous liability claims and disputes outstanding for professional liability and other related issues. Professional liability insurance up to certain limits is carried by the Company and its subsidiaries for coverage of such claims. However, due to the increasing cost of claims against the Company and throughout the long-term care industry, the Company's professional liability insurance premiums and deductible amounts increased substantially during 1999 and 2000.

These substantial premium and deductible increases have also continued for the policy year 2001. As a result of the substantial premium and deductible increases for the 2001 policy year, effective March 9, 2001, the Company has obtained professional liability insurance coverage for its United States nursing homes that could be substantially less than the claims that could be incurred during the policy period from March 9, 2001 through March 9, 2002. For claims made after March 9, 2001, the Company maintains general and professional liability insurance with coverage limits of $2,000,000 per medical incident and total aggregate policy coverage limits of $3,000,000 for its long-term care services. The 2001 policy is on a claims made basis and the Company is self-insured for the first $50,000 per occurrence.

For claims made during the period March 9, 2000 through March 9, 2001, the Company is self-insured for the first $500,000 per occurrence with no aggregate limit for the Company's United States nursing homes. The policy has coverage limits of $1,000,000 per occurrence, $3,000,000 per location and $12 million in the aggregate. The Company also maintains umbrella coverage of $15 million in the aggregate for claims made during the period March 9, 2000 through March 9, 2001. The Company provides reserves on an actuarial basis for known and expected claims incurred during the policy period. For all policy periods beginning on or after March 9, 2000, all of the Company's professional liability policies are on a claims made basis. Prior to March 9, 2000, all of these policies are on an occurrence basis.

For the policy periods January 1, 1998 through February 1, 1999, the Company is self-insured for the first $250,000 per occurrence and $2,500,000 in the aggregate per year with respect to the majority of its United States nursing homes. Effective February 1, 1999, all United States nursing homes became part of the $250,000/$2,500,000 deductible program, including the six TDLP facilities.

For the policy years 2000 and 1999, the Company expects to ultimately fully incur the aggregate deductible amount and has established reserves based on this expectation.

The Company's United States assisted living facilities are self-insured, with respect to each location, for the first $50,000 per occurrence. The Company also maintains a $15,000,000 aggregate umbrella liability policy for claims in excess of the foregoing limits for these assisted living operations.

The Canadian facilities owned or leased by the Company are self-insured for the first $3,000 ($5,000 Canadian) per occurrence. The Company's aggregate primary coverage limit with respect to Canadian operations is $1,335,000 ($2,000,000 Canadian). The Company also maintains a $3,338,000 ($5,000,000 Canadian) aggregate umbrella policy for claims in excess of the foregoing limits for these facilities.

The Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $6,859,000 and $4,393,000 at December 31, 2000 and 1999, respectively. Based on its assessment of claims currently outstanding against the Company and estimates for claims incurred but not reported, management currently believes that there have been no incurred claims that are in excess of established reserves and related insurance coverage. However, the ultimate results of the Company's professional liability claims and disputes are unknown at the present time. Any future judgments or settlements above the Company's per occurrence, per location or umbrella coverage could have a material adverse impact on the Company's financial position, cash flows and results of operations. In addition, the eventual payment of professional liability claims already incurred as of December 31, 2000 and claims that could be incurred during 2001 will require significant cash resources and could have a material adverse impact on the Company's financial position, cash flows and future results of operations.

NON-RECURRING CHARGES

During the second, third and fourth quarters of 2000, the Company recorded non-recurring charges of $1,708,000. In the third quarter of 1999, the Company recorded non-recurring charges of $500,000. In addition, during the second and fourth quarters of 1998, the Company recorded various non-recurring charges totaling $5.9 million. Summarized information with respect to each non-recurring charge is presented below:

                                                        2000              1999              1999
                                                     -----------        ---------        -----------
     Legal and advisory fees incurred                $ 1,708,000        $     -0-        $       -0-
       in conjunction with amendment
       of lease and debt agreements
     Impaired Assets                                         -0-          500,000          2,858,000
     Information Systems Conversion                          -0-              -0-          1,166,000
     Legal and Contractual Settlements                       -0-              -0-          1,276,000
     Termination of Proposed Financing
       and Acquisition Transactions                          -0-              -0-            559,000
                                                     -----------        ---------        -----------
                                                     $ 1,708,000        $ 500,000        $ 5,859,000
                                                     ===========        =========        ===========

As discussed above, the Company entered into a Settlement and Restructuring Agreement with Omega on November 8, 2000. The non-recurring charges recorded during 2000 represent legal and advisory fees incurred in conjunction with the Settlement and Restructuring Agreement and the related amendments to the Company's lease and debt agreements.

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

During 1998, in connection with its decision to convert all management information systems with respect to the Company's United States nursing homes, the Company abandoned much of its existing software and eliminated much of its regional infrastructure in favor of a more centralized accounting organization. The related $1.2 million charge in 1998 represents the write-off of capitalized software costs, costs associated with the closing of certain regional offices and severance packages of affected personnel.

During 1998, the Company recorded costs related to certain legal matters and contractual disputes that were settled, resulting in total charges of $1.3 million.

During 1998, the Company also wrote off costs associated with terminated prospective financing and acquisition transactions.


YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

Revenues. Net revenues increased to $196.0 million in 2000 from $182.0 million in 1999, an increase of $14.0 million, or 7.7%. Patient revenues increased to $150.1 million in 2000 from $141.0 million in 1999, an increase of $9.1 million, or 6.4%. The increase in patient revenues is primarily attributed to increased Medicare utilization and PPS rate increases at several facilities which became effective in April 2000. In addition, several facilities in Tennessee received $1.3 million in retroactive Medicaid rate increases in August 2000. Partially offsetting these increases, the Company closed a facility in July 2000, transferring many of the residents to other Company facilities, resulting in reduced revenue by approximately $900,000 in 2000 as compared to 1999. The Company also recorded negative revenue adjustments in 1999 related to incentives which were retroactively recouped by the State of Alabama related to 1997 decertification issues and revenue that was reversed in the State of Arkansas which became uncertain. Overall occupancy for leased/owned nursing homes declined from 77.0% in 1999 to 73.4% in 2000, which was primarily due to Medicaid and private pay occupancy declines. As a percent of patient revenues for nursing homes, revenues generated from the Medicare program increased to 19.0% in 2000 from 16.9% in 1999 while Medicaid and similar programs decreased to 68.1% in 2000 from 70.0% in 1999. Resident revenues increased to $41.9 million in 2000 from $37.9 million in 1999, an increase of $4.0 million, or 10.5%. The increase in resident revenues is primarily attributable to three facilities the Company began operating in the second quarter of 1999 and rate increases related to the reimbursement of additional required personnel at the majority of the United States assisted living facilities.

Ancillary service revenues, prior to contractual allowances, decreased to $22.1 million in 2000 from $23.0 million in 1999, a decrease of $900,000, or 3.9%. The decrease is primarily attributable to reductions in revenue availability under Medicare and is consistent with the Company's expectations.

Management fee revenues increased to $3.9 million in 2000 from $2.9 million in 1999, an increase of $931,000, or 31.8%. The increase is due to revenue increases at facilities under management and an increase in the earned incentive management fees of approximately $800,000. The incentive management fees are earned based on the operating performance of the managed facilities. Management fees with respect to four United States facilities were less in 1999 than in 2000 because of the facilities' failure to meet operational thresholds.

Operating Expenses. Operating expenses increased to $153.7 million in 2000 from $152.6 million in 1999, an increase of $1.1 million, or 0.7%. The Company continues to implement cost reductions in response to the Medicare reimbursement changes. As a percentage of patient and resident revenues, operating expense decreased to 80.1% in 2000, as compared to 85.3% in 1999. The largest component of operating expenses is wages, which increased from $80.5 million in 1999 to $83.5 million in 2000, an increase of $3.0 million, or 3.7%. Savings from staff reductions have been offset by increased wage levels due to tighter labor markets in most of the areas in which the Company operates. The Company's wage increases are generally in line with inflation. In addition, the Company increased staffing at the majority of its United States assisted living facilities to meet state regulatory requirements, resulting in increased wage expense of approximately $975,000. The Company's professional liability costs for United States nursing homes, including insurance premiums and reserves for self-insured claims, increased from $5.6 million in 1999 to $8.4 million in 2000, an increase of $2.8 million, or 50%. As discussed above, this increase is due to the significantly increased costs of claims incurred by the industry in general and the Company's specific experience. The provision for doubtful accounts decreased from $7.0 million in 1999 to $2.8 million in 2000, a decrease of $4.2 million. In 1999, the Company determined that a substantial portion of its older receivables should be reserved.

Lease Expense. Lease expense increased to $20.6 million in 2000 from $20.4 million in 1999, an increase of $0.2 million, or 1.0%. The majority of the Company's lease agreements include annual adjustments, generally tied to inflation. Partially offsetting these increases, effective October 1, 2000, the Company entered into an amended lease agreement with Omega, the primary lessor of the Company's facilities. The amended lease agreement resulted in reduced lease costs under the Omega Master Lease during the fourth quarter. The Company's minimum annual rental for 2001 is $20.5 million.

General and Administrative Expense. General and administrative expense increased to $12.1 million in 2000 from $11.8 million in 1999, an increase of $383,000, or 3.3%. As a percent of total net revenues, general and administrative expense decreased to 6.2% in 2000 compared with 6.5% in 1999. The 1999 period includes a provision for severance benefits for the former Chief Financial Officer of the Company.

Interest Expense. Interest expense increased to $6.1 million in 2000 from $5.5 million during 1999, an increase of $613,000, or 11.2%. This increase is primarily attributable to higher average interest rates during 2000. In addition, the Company's total average outstanding debt balance increased during 2000 as compared to 1999.

Depreciation and Amortization. Depreciation and amortization expenses increased to $5.6 million in 2000 from $5.2 million in 1999, an increase of $436,000, or 8.4%. The increase is primarily attributable to additional depreciable property placed in service during 2000 and 1999.

Loss Before Income Taxes; Net Loss; Earnings (Loss) Per Share. As a result of the above, the loss before income taxes and the cumulative effect of the change in accounting principle was $3.8 million in 2000 as compared with a loss of $13.8 million in 1999, a decreased loss of $10.0 million. The net loss after taxes and the cumulative effect of the change in accounting principle was $3.9 million in 2000 as compared with a net loss of $21.7 million in 1999, a decrease of $17.8 million. The net loss in 1999 includes a $7.6 million tax provision. The 1999 tax provision is the result of a $12.8 million increase in the Company's valuation allowance against the Company's deferred tax assets due to the uncertainty surrounding the realization of the future benefits of those deferred tax assets. Basic and diluted earnings per share were each a loss of $.70 in 2000 as compared to each being a loss of $3.98 in 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

Revenues. Net revenues decreased to $182.0 million in 1999 from $205.2 million in 1998, a decrease of $23.2 million, or 11.3%. Resident revenues increased to $37.9 million in 1999 from $34.8 million in 1998, an increase of $3.1 million, or 8.9%. The increase in resident revenues is primarily attributable to three facilities the Company began operating late in the second quarter of 1999. Patient revenues decreased to $141.0 million in 1999 from $166.5 million in 1998, a decrease of $22.5 million, or 15.3%. This decrease in patient revenues is due primarily to the Medicare reimbursement changes brought about by the implementation of PPS and various other BBA initiatives. In addition, effective April 1, 1999, the Company ceased operating a facility it had previously leased; this facility provided $4.7 million in comparable revenues that were not repeated in 1999. Overall occupancy for leased/owned facilities declined from 81.6% in 1998 to 77.0% in 1999, which was primarily due to occupancy declines in the nursing home segment. There was a 3.3% decline in patient and resident days. A decline of approximately 102,000 patient days was partially offset by an approximately 23,000 increase in resident days. The terminated lease accounted for approximately 37,000 of the decline in patient days. As to payor types, there were declines of approximately 51,000, 28,000 and 23,000 days for Medicaid, Medicare and private pay patients, respectively, representing percentage declines of 4.3%, 25.1% and 9.2%, respectively. As a percent of patient and resident revenues, revenues generated from the Medicare program decreased to 16.9% in 1999 from 22.1% in 1998 while Medicaid and similar programs increased to 70.0% in 1999 from 58.8% in 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company had negative working capital of $60.1 million and the current ratio was 0.27, compared with negative working capital of $56.7 million and a current ratio of 0.21 at December 31, 1999. The Company has incurred losses during 2000, 1999 and 1998 and has limited resources available to meet its operating, capital expenditure and debt service requirements during 2001.

Certain of the Company's debt agreements contain various financial covenants, the most restrictive of which relate to current ratio requirements, tangible net worth, cash flow, net income (loss), and limits on the payment of dividends to shareholders. As of December 31, 2000, the Company was not in compliance with certain of these financial covenants. The Company has not obtained waivers of the noncompliance. Cross-default or material adverse change provisions contained in the debt agreements allow the holders of substantially all of the Company's debt to demand immediate repayment. The Company would not be able to repay this indebtedness if the applicable lenders demanded repayment. Although the Company does not anticipate that such demand will be made, the continued forbearance on the part of the Company's lenders cannot be assured at this time. Given that events of default exist under the Company's working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances.

Based on regularly scheduled debt service requirements, the Company has a total of $5.1 million of debt that must be repaid or refinanced during 2001 and an additional $6.7 million that must be repaid or refinanced in January 2002. As a result of the covenant noncompliance and other cross-default provisions, the Company has classified a total of $61.2 million of debt as current liabilities as of December 31, 2000.

An event of default under the Company's debt agreements could lead to actions by the lenders that could result in an event of default under the Company's lease agreements covering a majority of its United States nursing facilities. Should such a default occur in the related lease agreements, the lessor would have the right to terminate the lease agreements.

The Company is currently discussing potential waiver, amendment and refinancing alternatives with its lenders. Of the total $5.1 million of scheduled debt maturities during 2001, the Company plans to repay $2.1 million from cash generated from operations and intends to refinance the remaining $3 million. The Company's management has implemented a plan to enhance revenues related to the operations of the Company's nursing homes and assisted living facilities. management believes that revenues in future periods will increase as a result of increased occupancy rates resulting from an increased emphasis on attracting and retaining patients and residents. Management has implemented a plan to attempt to minimize future expense increases through the elimination of excess operating costs. The Company is unable to predict if it will be successful in reducing operating losses, in negotiating waivers, amendments, or refinancings of outstanding debt, or if the Company will be able to meet any amended financial covenants in the future. Any demands for repayment by lenders or the inability to obtain waivers or refinance the related debt would have a material adverse impact on the financial position, results of operations and cash flows of the Company.

At December 31, 2000, the Company had total debt outstanding of $60,925,000, of which $34,950,000 was principally mortgage debt, bearing interest generally at floating rates ranging from 6.3% to 8.6%. The Company also had outstanding a promissory note payable to a bank in the amount of $9,412,000 and a reducing demand loan to a Canadian bank in the amount of $1,038,000. The Company's remaining debt of $15,524,000 was drawn under the Company's lines of credit, consisting of a working capital line of credit and an acquisition line of credit. Most of the Company's debt is at floating interest rates, generally at a spread above the London Interbank Offered Rate ("LIBOR"). As of December 31, 2000, the Company's weighted average interest rate was 9.1%.

As of December 31, 2000, the Company had drawn $3,566,000 under its working capital line of credit. The total maximum outstanding balance of the working capital line of credit, including letters of credit outstanding, is $4,500,000. Of the total $4,500,000 of maximum availability, $1,000,000 is limited to certain maximum time period restrictions. There are certain additional restrictions based on certain borrowing base restrictions. As of December 31, 2000, the Company had $587,000 of letters of credit outstanding with the same bank lender, which further reduce the maximum available amount outstanding under the working capital line of credit. As of December 31, 2000, the Company had total additional borrowing availability of $778,000 under its working capital line of credit. The working capital line of credit matured during 2000. However, in conjunction with the Company's execution of the Settlement and Restructuring Agreement with Omega, the Company amended the terms of the working capital line of credit, extending the maturity through January 2004 and modifying the interest rate from LIBOR plus 2.50% to the bank's prime rate plus
 .50% (up to a maximum of 9.50%) effective October 1, 2000.

As of December 31, 2000, the Company had $11,000,000 outstanding under an acquisition line of credit, which amount was secured by four nursing homes. Amounts outstanding under the acquisition line of credit matured during 2000 and were extended to February 2001. During March 2001, the Company refinanced the $11,000,000 acquisition line of credit. Of the total principal balance, $7,284,000 has been refinanced through the issuance of notes payable which extend the maturity through April 2006. The notes payable are secured by two nursing homes. The remaining $3,716,000 of the acquisition line of credit has been refinanced through the issuance of a note payable under terms that extend the maturity through January 1, 2002. The note payable is secured by one nursing home. Under the terms of the refinanced notes payable, interest and principal are payable monthly based on a 25-year amortization schedule, with interest accruing at a variable rate of LIBOR plus 3.50%.

In conjunction with the Company's execution of the Settlement and Restructuring Agreement with Omega effective October 1, 2000, the Company refinanced a $3,499,000 working capital line of credit through the issuance of a promissory note payable to the Company's bank lender. The refinancing resulted in an extension of the maturity through September 2004 and a reduction of the interest rate from 14.00% to 9.50% effective October 1, 2000. Interest and principal on the promissory note payable are payable monthly based on a 25 year amortization schedule, with the entire remaining balance due in September 2004.

Effective March 9, 2001, the Company has obtained professional liability insurance coverage that, based on historical claims experience, could be substantially less than the claims that could be incurred during 2001. The ultimate payments on professional liability claims accrued as of December 31, 2000 and claims that could be incurred during 2001 could require cash resources during 2001 that would be in excess of the Company's available cash or other resources.

Any future operating losses, demands for repayment by lenders, failure to refinance debt maturing during 2001 or payments of professional liability claims judgments in excess of insurance coverage would have a material adverse impact on the financial position, results of operations and cash flows of the Company. If the Company is unable to generate sufficient cash flows from its operations, unable to refinance or repay debt maturities during 2001, or unable to minimize the amount of future professional liability claims payments, it will explore a variety of other options, including but not limited to other sources of equity or debt financing, asset dispositions, or relief under the United States Bankruptcy code.

Net cash provided by operating activities totaled $0.9 million, $9.2 million and $4.1 million in 2000, 1999 and 1998, respectively. These amounts primarily represent the cash flows from net income plus changes in non-cash components of operations offset by working capital changes, particularly, increases in receivables.

Net cash used in investing activities totaled $2.7 million, $5.1 million and $8.1 million in 2000, 1999 and 1998, respectively. The Company has used between $2.7 million and $5.2 million for capital expenditures in each of the last three calendar years ending December 31, 2000. Substantially all such expenditures were for facility improvements and equipment, which were financed principally through working capital. The 1998 additions were higher principally due to the Company's conversion of its management information systems. For the year ended December 31, 2001, the Company anticipates that capital expenditures for improvements and equipment for its existing facility operations will be approximately $4.2 million, including approximately $1,000,000 for non-routine projects. There were no purchase acquisitions completed in 2000, 1999 or 1998. In 2000, 1999 and 1998, the Company invested in or advanced funds to joint ventures in the amount of $505,000, $576,000 and $2.1 million, respectively. In general, the Company has been appointed as manager of the joint venture properties.

Net cash provided by (used in) financing activities totaled $4.4 million, $(4.6) million and $3.7 million in 2000, 1999 and 1998, respectively. The net cash provided from financing activities primarily represents net proceeds from the issuance and repayment of debt.

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

Net accounts receivable attributable to the provision of patient and resident services at December 31, 2000 and 1999, totaled $18.1 million and $15.8 million, respectively, representing approximately 34 and 31 days in accounts receivable, respectively. Accounts receivable from the provision of management services was $721,000 and $412,000, respectively, at December 31, 2000 and 1999, representing approximately 67 and

39 days in accounts receivable, respectively. The allowance for bad debts was $5.0 million at December 31, 2000 and 1999.

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

HEALTH CARE INDUSTRY

The health care industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government health care program participation requirements, reimbursement for patient services, quality of resident care and Medicare and Medicaid fraud and abuse. Changes in these laws and regulations, such as reimbursement policies of Medicare and Medicaid programs as a result of budget cuts by federal and state governments or other legislative and regulatory actions, could have a material adverse effect on the Company's financial position, results of operations, and cash flows. Future federal budget legislation and federal and state regulatory changes may negatively impact the Company.

All of the Company's facilities are required to obtain annual licensure renewal and are subject to annual surveys and inspections in order to be certified for participation in the Medicare and Medicaid programs. In order to maintain their operator's license and their certification for participation in Medicare and Medicaid programs, the nursing facilities must meet certain statutory and administrative requirements. These requirements relate to the condition of the facilities, the adequacy and condition of the equipment used therein, the quality and adequacy of personnel, and the quality of resident care. Such requirements are subjective and subject to change. There can be no assurance that, in the future, the Company will be able to maintain such licenses for its facilities or that the Company will not be required to expend significant sums in order to do so.

Recently, government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of fraud and abuse statutes and regulations. Violations of these laws and regulations could result in expulsion from government health care programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Management believes that the Company is in compliance with fraud and abuse laws and regulations as well as other applicable government laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time. The Company is currently a defendant in two pending false claims actions as described below.

On October 17, 2000, the Company was served with a civil complaint by the Florida Attorney General's office, in the case of State of Florida ex rel. Mindy Myers v. R. Brent Maggio, et al. In this case, the State of Florida has accused multiple defendants of violating Florida's False Claims Act. The Company, in its capacity as the manager of four nursing homes owned by Emerald Coast Healthcare, Inc. ("Emerald"), is named in the complaint, which accuses the Company of making illegal kickback payments to R. Brent Maggio, Emerald's sole shareholder, and fraudulently concealing such payments in the Medicaid cost reports filed by the nursing homes. The Company believes that it has meritorious defenses to this case, and intends to vigorously pursue these defenses in litigation. Currently, there are several motions by the Company seeking dismissal of this complaint that are pending before the trial court.

Under the Federal False Claims Act, health care companies may be named as a defendant in an action which is filed under court seal, without being informed of this fact until the government has substantially completed its investigation. In such cases, there sometimes occurs a provision for "partial lifting of the seal," in which the trial court orders that the seal may be lifted for purposes of giving the named defendant the opportunity to informally present its defenses and discuss settlement prospects with the government. In cases in which the judge orders such a "partial lifting of the seal," the defendant becomes aware of the case but is precluded from discussing it publicly. Management is aware of one such case being filed in federal court against the Company regarding billing practices at one of its nursing homes. The Company has retained counsel to defend it in this case and, while cooperating with the government in its investigation of the matter, intends to vigorously pursue its defense of the case. Based on all information currently known, the Company currently does not believe that the claims being made in this case are material to the Company's financial condition, cash flows or results of operations.

While the Company cannot currently predict with certainty the ultimate impact of either of the above cases on the Company's financial condition, cash flows or results of operations, an unfavorable outcome in any state or federal False Claims Act case could subject the Company to fines, penalties and damages. Moreover, the Company could be excluded from the Medicare, Medicaid or other federally-funded health care programs, which could have a material adverse impact on the Company's financial condition, cash flows or results of operations.

During 1999 and 2000, the Company also experienced the increased regulatory scrutiny that has been exerted on the industry in the form of increased fines and penalties. During 1998, one of the Company's facilities in Arkansas was decertified from the Medicaid and Medicare programs. The facility was subsequently recertified for participation in the Medicaid and Medicare programs. An additional leased facility, located in Texas, was decertified from the Medicaid and Medicare programs during 2000. The Company is actively engaged in the application and appeal process for the recertification of this facility.

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

EXECUTIVE MANAGEMENT CHANGES

William R. Council, III joined the Company effective March 5, 2001 as Executive Vice President, Chief Financial Officer and Secretary. James F. Mills, Jr., the former Senior Vice President, Chief Financial Officer and Assistant Secretary left the Company effective March 31, 2001.

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

RECENT ACCOUNTING PRONOUNCEMENTS

From June 1998 through June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and various amendments and interpretations. SFAS 133, as amended, establishes accounting and reporting standards requiring that any derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will adopt SFAS 133, as amended, effective January 1, 2001. The impact of the adoption of SFAS 133 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") regarding revenue recognition in financial statements. SAB 101 was effective January 1, 2000 but implementation was delayed until the fourth quarter of 2000. The Company's implementation of SAB

101 in the fourth quarter did not have a material impact on its financial position, results of operations or cash flows on a quarterly or annual basis.


FORWARD-LOOKING STATEMENTS

The foregoing discussion and analysis provides information deemed by management to be relevant to an assessment and understanding of the Company's consolidated results of operations and its financial condition. It should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain statements made by or on behalf of the Company, including those contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties including, but not limited to, changes in governmental reimbursement, government regulation and health care reforms, the increased cost of borrowing under the Company's credit agreements, covenant waivers from the Company's lenders, possible amendments to the Company's credit agreements, ability to control altimate professional liability costs, the impact of future licensing surveys, the ability to execute on the Company's acquisition program, both in obtaining suitable acquisitions and financing therefor, changing economic conditions as well as others. Investors also should refer to the risks identified in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as Item 1 -- Business -- Risk Factors for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, the Company can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, cautions investors not to place undue reliance on them. Actual results may differ materially from those described in such forward looking statements. Such cautionary statements identify important factors that could cause the Company's actual results to materially differ from those projected in forward-looking statements. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors and Executive Officers of the Company is incorporated herein by reference to the Company's definitive proxy materials for the Company's 2001 Annual Meeting of Shareholders.


ITEM 11. EXECUTIVE COMPENSATION

Information concerning Executive Compensation is incorporated herein by reference to the Company's definitive proxy materials for the Company's 2001 Annual Meeting of Shareholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the Company's definitive proxy materials for the Company's 2001 Annual Meeting of Shareholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning Certain Relationships and Related Transactions is incorporated herein by reference to the Company's definitive proxy materials for the Company's 2001 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Financial statements and schedules of the Company and its subsidiaries required to be included in Part II, Item 8 are listed below.

                                                                                                              Form 10-K
FINANCIAL STATEMENTS                                                                                            Pages
                                                                                                             -----------
         Report of Independent Public Accountants                                                                    F-1

         Consolidated Balance Sheets as of December 31, 2000 and 1999                                                F-2

         Consolidated Statements of Operations for the Years Ended December 31, 2000,
             1999 and 1998                                                                                           F-3

         Consolidated Statements of Shareholders' Equity for the Years Ended
            December 31, 2000, 1999 and 1998                                                                         F-4

         Consolidated Statements of Comprehensive Income (Loss) for the Years Ended
            December 31, 2000, 1999 and 1998                                                                         F-5

         Consolidated Statements of Cash Flows for the Years Ended December 31, 2000,
             1999 and 1998                                                                                    F-6 to F-7

         Notes to Consolidated Financial Statements as of December 31, 2000,
             1999 and 1998                                                                                   F-8 to F-33

FINANCIAL STATEMENT SCHEDULES

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

ADVOCAT INC.


/s/ Charles W. Birkett, M.D.
- -----------------------------------------------
Charles W. Birkett, M.D., Chairman of the Board
April 2, 2001


/s/ William R. Council, III
- -----------------------------------------------
William R. Council, III
Executive Vice President, Secretary
(Principal Financial and Accounting Officer)
April 2, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   /s/ Charles W. Birkett, M.D.                 /s/ William C. O'Neil
- -----------------------------------         -----------------------------------
   Charles W. Birkett, M.D.                     William C. O'Neil
   Chairman of the Board                        Director
   (Principal Executive Officer)                April 2, 2001
   April 2, 2001


   /s/ Paul Richardson                          /s/ J. Bransford Wallace
- -----------------------------------         -----------------------------------
   Paul Richardson                              J. Bransford Wallace
   Director                                     Director
   April 2, 2001                                April 2, 2001


   /s/ Edward G. Nelson
- -----------------------------------         -----------------------------------
   Edward G. Nelson                             Joseph F. Furlong, III
   Director                                     Director
   April 2, 2001

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Public Accountants                                                                   F-1

Consolidated Balance Sheets                                                                                F-2

Consolidated Statements of Operations                                                                      F-3

Consolidated Statements of Shareholders' Equity                                                            F-4

Consolidated Statements of Comprehensive Income (Loss)                                                     F-5

Consolidated Statements of Cash Flows                                                                      F-6

Notes to Consolidated Financial Statements                                                                 F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Advocat Inc.:

We have audited the accompanying consolidated balance sheets of ADVOCAT INC. (a Delaware Corporation) and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of Advocat Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advocat Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that Advocat Inc. (the "Company") will continue as a going concern. The Company has incurred operating losses in the years ended December 31, 2000, 1999 and 1998 and has limited resources available to meet its operating, capital expenditure and debt service requirements during 2001 and January 2002. Effective March 9, 2001, the Company has also obtained professional liability insurance coverage that, based on historical claims experience, could be substantially less than the claims that could be incurred during 2001. In addition, the ultimate payments on professional liability claims accrued as of December 31, 2000 and claims that could be incurred during 2001 could require cash resources during 2001 that would be in excess of the Company's available cash or other resources. The Company is also not in compliance with certain debt covenants that allow the holders of substantially all of the Company's debt to demand immediate repayment. Certain actions by the lenders could result in an event of default under the Company's lease agreements covering a majority of its United States nursing facilities. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                               ARTHUR ANDERSEN LLP

Nashville, Tennessee
March 29, 2001

                          ADVOCAT INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                 ASSETS                                                    2000                    1999
- -------------------------------------------                           -------------           ------------
CURRENT ASSETS:
   Cash and cash equivalents                                          $   4,496,000           $  1,913,000
   Receivables, less allowance for doubtful
     accounts of $5,035,000 and $4,958,000,
     respectively                                                        15,111,000             11,719,000
   Inventories                                                              633,000                754,000
   Prepaid expenses and other current assets                              2,100,000                813,000
                                                                      -------------           ------------
       Total current assets                                              22,340,000             15,199,000
                                                                      -------------           ------------

PROPERTY AND EQUIPMENT, at cost                                          89,567,000             87,667,000
   Less accumulated depreciation                                        (24,418,000)           (19,015,000)
                                                                      -------------           ------------
       Property and equipment, net                                       65,149,000             68,652,000
                                                                      -------------           ------------

OTHER ASSETS:
   Deferred financing and other costs, net                                  572,000                939,000
   Deferred lease costs, net                                              2,085,000                     --
   Assets held for sale or redevelopment                                  1,476,000              1,476,000
   Investments in and receivables from joint
     ventures                                                             8,333,000              8,126,000
   Other assets                                                           1,801,000              1,793,000
                                                                      -------------           ------------
       Total other assets                                                14,267,000             12,334,000
                                                                      -------------           ------------
                                                                      $ 101,756,000           $ 96,185,000
                                                                      =============           ============

    LIABILITIES AND SHAREHOLDERS' EQUITY
- -------------------------------------------

CURRENT LIABILITIES:
   Current portion of long-term debt                                  $  61,229,000           $ 53,098,000
   Trade accounts payable                                                 6,875,000              7,984,000
   Accrued expenses:
     Payroll and employee benefits                                        5,241,000              4,001,000
     Interest                                                               232,000                221,000
     Current portion of self-insurance
       reserves                                                           4,445,000              3,508,000
     Other current liabilities                                            4,387,000              3,086,000
                                                                      -------------           ------------
       Total current liabilities                                         82,409,000             71,898,000
                                                                      -------------           ------------

NONCURRENT LIABILITIES:
   Long-term debt, less current portion                                   5,016,000              7,827,000
   Self-insurance reserves, less current
     portion                                                              3,586,000              2,268,000
   Deferred gains with respect to leases,
     net                                                                         --              3,047,000
   Other noncurrent liabilities                                           5,245,000              4,878,000
                                                                      -------------           ------------
       Total noncurrent liabilities                                      13,847,000             18,020,000
                                                                      -------------           ------------

COMMITMENTS AND CONTINGENCIES

SERIES B REDEEMABLE CONVERTIBLE PREFERRED
     STOCK, authorized 600,000 shares, $.10
     par value, 393,658 shares issued and
     outstanding at December 31, 2000, at
     redemption value                                                     3,358,000                     --

SHAREHOLDERS' EQUITY:
   Series A preferred stock, authorized
     400,000 shares, $.10 par value, none
     issued and outstanding                                                      --                     --
   Common stock, authorized 20,000,000
     shares, $.01 par value, 5,492,000
     shares issued and outstanding                                           55,000                 55,000
   Paid-in capital                                                       15,907,000             15,907,000
   Accumulated deficit                                                  (13,820,000)            (9,695,000)
                                                                      -------------           ------------
       Total shareholders' equity                                         2,142,000              6,267,000
                                                                      -------------           ------------
                                                                      $ 101,756,000           $ 96,185,000
                                                                      =============           ============


                     The accompanying notes are an integral
                   part of these consolidated balance sheets.

                          ADVOCAT INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         Year Ended December 31,
                                                                      -------------------------------------------------------------
                                                                          2000                    1999                    1998
                                                                      -------------           -------------           -------------
REVENUES:
    Patient revenues, net                                             $ 150,071,000           $ 141,022,000           $ 166,529,000
    Resident revenues                                                    41,889,000              37,905,000              34,804,000
    Management fees                                                       3,863,000               2,932,000               3,627,000
    Interest                                                                212,000                 159,000                 192,000
                                                                      -------------           -------------           -------------
                                                                        196,035,000             182,018,000             205,152,000
                                                                      -------------           -------------           -------------
EXPENSES:
    Operating                                                           153,719,000             152,557,000             164,769,000
    Lease                                                                20,563,000              20,375,000              19,109,000
    General and administrative                                           12,136,000              11,753,000              10,969,000
    Interest                                                              6,073,000               5,460,000               5,425,000
    Depreciation and amortization                                         5,603,000               5,167,000               3,838,000
    Non-recurring charges                                                 1,708,000                 500,000               5,859,000
                                                                      -------------           -------------           -------------
                                                                        199,802,000             195,812,000             209,969,000
                                                                      -------------           -------------           -------------
LOSS BEFORE INCOME TAXES                                                 (3,767,000)            (13,794,000)             (4,817,000)

PROVISION (BENEFIT) FOR INCOME TAXES                                         83,000               7,605,000              (1,734,000)
                                                                      -------------           -------------           -------------

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE                                                            (3,850,000)            (21,399,000)             (3,083,000)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE, NET OF TAX BENEFIT                                                --                (277,000)                     --
                                                                      -------------           -------------           -------------

NET LOSS                                                              $  (3,850,000)          $ (21,676,000)          $  (3,083,000)
                                                                      =============           =============           =============

NET LOSS PER COMMON SHARE:
    Basic                                                             $        (.70)          $       (3.98)          $        (.57)
                                                                      =============           =============           =============
    Diluted                                                           $        (.70)          $       (3.98)          $        (.57)
                                                                      =============           =============           =============

WEIGHTED AVERAGE SHARES:
    Basic                                                                 5,492,000               5,445,000               5,388,000
                                                                      =============           =============           =============
    Diluted                                                               5,492,000               5,445,000               5,388,000
                                                                      =============           =============           =============



        The accompanying notes are an integral part of these consolidated financial statements.

                          ADVOCAT INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                   Retained
                                                      Common Stock                                  Earnings
                                                -----------------------         Paid-in          (Accumulated
                                                Shares          Amount          Capital             Deficit)              Total
                                               ---------       --------       ------------       -------------        -------------

BALANCE, December 31, 1997                     5,377,000       $ 54,000       $ 15,638,000       $  15,041,000        $  30,733,000

    Issuance of common stock                      22,000             --            127,000                  --              127,000
    Net loss                                          --             --                 --          (3,083,000)          (3,083,000)
    Translation loss, net of tax                      --             --                 --            (216,000)            (216,000)
                                               ---------       --------       ------------       -------------        -------------

BALANCE, December 31, 1998                     5,399,000         54,000         15,765,000          11,742,000           27,561,000

    Issuance of common stock                      93,000          1,000            142,000                  --              143,000
    Net loss                                          --             --                 --         (21,676,000)         (21,676,000)
    Translation gain, net of tax                      --             --                 --             239,000              239,000
                                               ---------       --------       ------------       -------------        -------------

BALANCE, DECEMBER 31, 1999                     5,492,000         55,000         15,907,000          (9,695,000)           6,267,000

    Net loss                                          --             --                 --          (3,850,000)          (3,850,000)
    Translation loss, net of tax                      --             --                 --            (275,000)            (275,000)
                                               ---------       --------       ------------       -------------        -------------

BALANCE, DECEMBER 31, 2000                     5,492,000       $ 55,000       $ 15,907,000       $ (13,820,000)       $   2,142,000
                                               =========       ========       ============       =============        =============

        The accompanying notes are an integral part of these consolidated financial statements.

                          ADVOCAT INC. AND SUBSIDIARIES


             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                                          Year Ended December 31,
                                                                      -------------------------------------------------------------
                                                                          2000                    1999                     1998
                                                                      -------------           -------------           -------------

NET LOSS                                                              $  (3,850,000)          $ (21,676,000)          $  (3,083,000)

OTHER COMPREHENSIVE INCOME (LOSS):
    Foreign currency translation adjustments                               (430,000)                374,000                (338,000)
    Income tax benefit (provision)                                          155,000                (135,000)                122,000
                                                                      -------------           -------------           -------------
                                                                           (275,000)                239,000                (216,000)
                                                                      -------------           -------------           -------------

COMPREHENSIVE LOSS                                                    $  (4,125,000)          $ (21,437,000)          $  (3,299,000)
                                                                      =============           =============           =============



        The accompanying notes are an integral part of these consolidated financial statements.

                          ADVOCAT INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Year Ended December 31,
                                                                          2000                     1999                    1998
                                                                      -------------           -------------           -------------

OPERATING ACTIVITIES:
    Net loss                                                          $  (3,850,000)          $ (21,676,000)          $  (3,083,000)
    Adjustments to reconcile net loss to net cash provided by
          operating activities:
       Depreciation and amortization                                      5,603,000               5,167,000               3,838,000
       Provision for doubtful accounts                                    2,881,000               7,037,000               2,306,000
       Deferred income taxes                                                     --               7,923,000              (1,645,000)
       Equity in (earnings) loss in joint ventures                          (43,000)                177,000                 (69,000)
       Series B redeemable convertible preferred
         stock dividends                                                     58,000                      --                      --
       Amortization of deferred balances                                    195,000                 894,000                (513,000)
       Lease cash payments in excess of financial reporting expense        (345,000)                     --                      --
       Amortization of discount on non-interest-
         bearing promissory note                                             67,000                      --                      --
       Non-recurring charge write-off                                            --                      --               1,630,000
       Asset impairment provision                                                --                 500,000               2,858,000
       Write-off pursuant to change in
         accounting principle                                                    --                 433,000                      --
    Changes in assets and liabilities:
       Receivables, net                                                  (6,273,000)              7,942,000              (4,306,000)
       Inventories                                                          121,000                 348,000                  (5,000)
       Prepaid expenses and other current assets                           (974,000)                729,000                (273,000)
       Trade accounts payable and
         accrued expenses                                                 3,434,000                (242,000)              3,367,000
       Other                                                                     --                 (27,000)                (36,000)
                                                                      -------------           -------------           -------------
              Net cash provided by operating activities                     874,000               9,205,000               4,069,000
                                                                      -------------           -------------           -------------

INVESTING ACTIVITIES:
    Purchases of property and equipment, net                             (2,381,000)             (4,382,000)             (5,186,000)
    Investment in TDLP                                                           --                (160,000)               (632,000)
    Mortgages receivable, net                                               324,000                 179,000                 118,000
    Investments in and advances to joint ventures, net                     (505,000)               (576,000)             (2,086,000)
    Deposits, pre-opening costs and other                                  (332,000)               (461,000)               (577,000)
    TDLP partnership distributions                                          211,000                 345,000                 307,000
                                                                      -------------           -------------           -------------
              Net cash used in investing activities                      (2,683,000)             (5,055,000)             (8,056,000)
                                                                      -------------           -------------           -------------

                                   (Continued)

                          ADVOCAT INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Continued)

                                                                                         Year Ended December 31,
                                                                          2000                    1999                   1998
                                                                      -------------           -------------           -----------

FINANCING ACTIVITIES:
    Proceeds from issuance of debt                                    $   3,000,000           $  26,364,000           $          --
    Repayment of debt obligations                                        (1,453,000)            (25,730,000)               (890,000)
    Financing costs                                                              --                (532,000)               (207,000)
    Net proceeds from (repayment of) bank line of credit                  2,541,000              (3,689,000)              5,674,000
    Proceeds from sale of common stock                                           --                 143,000                 127,000
    Advances to (repayments from) TDLP, net                                 213,000              (1,305,000)             (1,043,000)
    Increases in lease obligations                                           91,000                 165,000                      --
                                                                      -------------           -------------           -------------
              Net cash provided by (used in) financing
                 activities                                               4,392,000              (4,584,000)              3,661,000
                                                                      -------------           -------------           -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      2,583,000                (434,000)               (326,000)

CASH AND CASH EQUIVALENTS, beginning of period                            1,913,000               2,347,000               2,673,000
                                                                      -------------           -------------           -------------

CASH AND CASH EQUIVALENTS, end of period                              $   4,496,000           $   1,913,000           $   2,347,000
                                                                      =============           =============           =============

SUPPLEMENTAL INFORMATION:
    Cash payments of interest                                         $   6,385,000           $   6,095,000           $   5,016,000
                                                                      =============           =============           =============
    Cash payments (refunds) of income taxes, net                      $    (183,000)          $    (981,000)          $     330,000
                                                                      =============           =============           =============

NON-CASH TRANSACTIONS:

In exchange for certain concessions related to lease agreements during 2000, the Company issued Series B Redeemable Preferred Stock with a redemption value, excluding dividends, of $3,300,000 and a subordinated note payable of $1,700,000.

During 1999, the Company's executive benefit plan was terminated. In connection therewith, the Company distributed net benefit plan deposits and relieved net benefit plan liabilities of $1,124,000. The Company received net benefit plan deposits and earnings and recorded net benefit plan liabilities of $443,000 for 1998.


        The accompanying notes are an integral part of these consolidated financial statements.

                          ADVOCAT INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

  1.     BACKGROUND

         Advocat Inc. (together with its subsidiaries, "Advocat" or the "Company") provides long-term care services to nursing home patients and residents of assisted living facilities in 12 states, primarily in the Southeast, and three Canadian provinces. The Company's facilities provide a range of health care services to their patients and residents. In addition to the nursing, personal care and social services usually provided in long-term care facilities, the Company offers a variety of comprehensive rehabilitation services as well as medical supply and nutritional support services. As of December 31, 2000, the Company operates 120 facilities, consisting of 64 nursing homes with 7,230 licensed beds and 56 assisted living facilities with 5,425 units. Within the current portfolio, 36 facilities are managed on behalf of other owners, of which 29 are managed on behalf of unrelated owners and 7 in which the Company holds a minority equity interest. The remaining facilities, consisting of 61 leased and 23 owned facilities, are operated for the Company's own account.

         In recent periods, the long-term health care environment has undergone substantial changes with regards to reimbursement and other payor sources, compliance regulations, competition among other health care providers and relevant patient liability issues. The Company continually monitors these industry developments as well as other factors that affect its business. See Note 12 for further discussion of recent changes in the long-term health care industry and the related impact on the operations of the Company.


  2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CONSOLIDATION

         The consolidated financial statements include the operations and accounts of Advocat and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in entities in which the Company lacks control but has the ability to exercise significant influence over operating and financial policies are accounted for under the equity method. Investments in entities in which the Company lacks the ability to exercise significant influence are included in the consolidated financial statements at the cost of the Company's investment.

         BASIS OF ACCOUNTING

         The accompanying consolidated financial statements have been prepared assuming that Advocat Inc. (the "Company") will continue as a going concern. The Company has incurred operating losses in the years ended December 31, 2000, 1999 and 1998 and has limited resources available to meet its operating, capital expenditure and debt service requirements during 2001 and January 2002. The Company has a net working capital deficit of $60.1 million as of December 31, 2000. The Company has $5.1 million of scheduled debt maturities during 2001 and an additional $6.7 million of scheduled debt maturities during January 2002. Effective March 9, 2001, the Company has also obtained professional liability insurance coverage that, based on historical claims experience, could be substantially less than the claims that could be incurred during 2001. The ultimate payments on professional liability claims accrued as of December 31, 2000 and claims that could be incurred during 2001 could require cash resources during 2001 that would be in excess of the Company's available cash or other resources. The Company is also not in compliance with certain debt covenants that allow the holders of substantially all of the Company's debt to demand immediate repayment. Although the

         Company does not anticipate that such demand will be made, the continued forbearance on the part of the Company's lenders cannot be assured at this time. Accordingly, the Company has classified the related debt principal amounts as current liabilities in the accompanying consolidated financial statements as of December 31, 2000. Given that events of default exist under the Company's working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances. An event of default under the Company's debt agreements could lead to actions by the lenders that could result in an event of default under the Company's lease agreements covering a majority of its United States nursing facilities. Should such a default occur in the related lease agreements, the lessor would have the right to terminate the lease agreements. At a minimum, the Company's cash requirements during 2001 and January 2002 include funding operations (including potential payments related to professional liability claims), capital expenditures, scheduled debt service, and working capital requirements. No assurance can be given that the Company will have sufficient cash to meet these requirements.

         The Company is currently discussing potential waiver, amendment and refinancing alternatives with its lenders. If the Company's lenders force immediate repayment, the Company would not be able to repay the related debt outstanding. Of the total $5.1 million of scheduled debt maturities during 2001, the Company plans to repay $2.1 million from cash generated from operations and intends to refinance the remaining $3.0 million. The Company's management has implemented a plan to enhance revenues related to the operations of the Company's nursing homes and assisted living facilities. Management believes that revenues in future periods will increase as a result of increased occupancy rates resulting from an increased emphasis on attracting and retaining patients and residents. Management has implemented a plan to attempt to minimize future expense increases through the elimination of excess operating costs. Management will also attempt to minimize professional liability claims in future periods by vigorously defending itself against all such claims and through the additional supervision and training of staff employees. The Company is unable to predict if it will be successful in reducing operating losses, in negotiating waivers, amendments, or refinancings of outstanding debt, or if the Company will be able to meet any amended financial covenants in the future. Any demands for repayment by lenders or the inability to obtain waivers or refinance the related debt would have a material adverse impact on the financial position, results of operations and cash flows of the Company. If the Company is unable to generate sufficient cash flow from its operations or successfully negotiate debt or lease amendments, the Company may have to explore a variety of other options, including but not limited to other sources of equity or debt financings, asset dispositions, or relief under the United States Bankruptcy code. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

         REVENUES

                  PATIENT AND RESIDENT REVENUES

                  The fees charged by the Company to patients in its nursing homes and residents in its assisted living facilities include fees with respect to individuals receiving benefits under federal and state-funded cost reimbursement programs. These revenues are based on approved rates for each facility that are either based on current costs with retroactive settlements or prospective rates with no cost settlement. Amounts earned under federal and state programs with respect to nursing home patients are subject to review by the third-party payors. In the opinion of management, adequate provision has been made for any adjustments that may result from such reviews. Final cost settlements, if any, are recorded when objectively determinable, generally within three years of the close of a reimbursement year depending upon the timing of appeals and third-party settlement reviews or audits. During the years ended December 31, 2000 and 1998, the Company recorded $51,000 and $181,000 of net favorable estimated settlements from federal and state programs for periods prior to the beginning of fiscal 2000 and 1998, respectively. During 1999, the Company recorded $1,093,000 of net unfavorable estimated settlements from federal and state programs for periods prior to the beginning of fiscal 1999.

                  MANAGEMENT FEES

                  Under its management agreements, the Company has responsibility for the day-to-day operation and management of each of its managed facilities. The Company typically receives a base management fee ranging generally from 3.5% to 6.0% of net revenues of each managed facility. Other than certain corporate and regional overhead costs, the services provided at the facility are at the facility owner's expense. The facility owner is also obligated to pay for all required capital expenditures. The Company generally is not required to advance funds to the owner. Other than with respect to facilities managed during insolvency or receivership situations, the Company's management fees are generally subordinated to the debt payments of the facilities it manages. In addition, the Company is generally eligible to receive incentives over and above its base management fees based on the profits at these facilities. Approximately 94.0% of 2000 management fee revenues were derived from agreements that expire beginning in 2002 through 2015. The remaining management agreements have remaining lives that expire or are cancelable at various times during 2001. The Company's management currently anticipates that most of these management agreements will be renewed during 2001.

         LEASE EXPENSE

         The Company operates 61 long-term care facilities under operating leases, including 30 owned by Omega Healthcare Investors, Inc. ("Omega"), 11 owned by Counsel Corporation (together with its affiliates, "Counsel"), 13 owned by members or affiliates of Pierce Management Group ("Pierce") and seven owned by other parties. The Company's operating leases generally require the Company to pay stated rent, subject to increases based on changes in the Consumer Price Index or increases in the net revenues of the leased properties. Beginning October 1, 2001, the Company's Omega leases require the Company to pay certain scheduled rent increases. Such scheduled rent increases are recorded as additional lease expense on a straight-line basis over the term of the related leases. See Note 4 for discussion of the Company's amendments to the Omega leases during 2000. The Company's leases are "triple-net," requiring the Company to maintain the premises, pay taxes, and pay for all utilities. The Company generally grants its lessor a security interest in the Company's personal property located at the leased facility. The leases generally require the Company to maintain a minimum tangible net worth and prohibit the Company from operating any additional facilities within a certain radius of each leased facility. The Company is generally required to maintain comprehensive insurance covering the facilities it leases as well as personal and real property damage insurance and professional malpractice insurance. The failure to pay rentals within a specified period or to comply with the required operating and financial covenants generally constitutes a default, which default, if uncured, permits the lessor to terminate the lease. In all cases where mortgage indebtedness exists with respect to a leased facility, the Company's interest in the premises is subordinated to that of the lessors' mortgage lenders.

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

         PROVISION FOR DOUBTFUL ACCOUNTS

         The Company includes provisions for doubtful accounts in operating expenses in its consolidated statements of operations. The provisions for doubtful accounts were $2,881,000, $7,037,000 and $2,306,000 for
         2000, 1999 and 1998, respectively.

         PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost with depreciation being provided over the shorter of the remaining lease term (where applicable) or the assets' estimated useful lives on the straight-line basis as follows:

         Buildings and leasehold improvements               - 10 to 40 years
         Furniture, fixtures and equipment                  -  2 to 15 years
         Vehicles                                           -  5 years

         Interest incurred during construction periods is capitalized as part of the building cost. Maintenance and repairs are expensed as incurred, and major betterments and improvements are capitalized. Property and equipment obtained through purchase acquisitions are stated at their estimated fair value determined on the respective dates of acquisition.

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", the Company evaluates the recoverability of the carrying values of its properties on a property by property basis. On a quarterly basis, the Company reviews its properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable. The need to recognize an impairment is based on estimated future cash flows from a property compared to the carrying value of that property. If recognition of an impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include cash on deposit with banks and all highly liquid investments with original maturities of three months or less.

         INVENTORIES

         Inventory is recorded at the lower of cost or net realizable value, with cost being determined principally on the first-in, first-out basis.

         DEFERRED FINANCING AND OTHER COSTS

         Financing costs are amortized on a straight-line basis over the term of the related debt. The amortization is reflected as interest expense in the accompanying consolidated statements of operations.

         DEFERRED LEASE COSTS

         Deferred lease costs represent costs incurred in conjunction with the Company's restructuring of its Omega leases during 2000 (see Note 4). Deferred lease costs are amortized on a straight-line basis over the term of the related leases.

         ASSETS HELD FOR SALE OR REDEVELOPMENT

         Assets held for sale or redevelopment include two assisted living facilities located in North Carolina. The facilities were acquired during 1997 and the Company has since elected to sell the facilities. The Company is currently marketing the properties for sale.

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

         DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash and cash equivalents, receivables, investments in and receivables from joint ventures, trade accounts payable, accrued expenses and self-insurance reserves approximate fair value because of the short-term nature of these accounts. The carrying amount of the Company's debt approximates fair value because the interest rates approximate the current rates available to the Company and its individual facilities.

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

         FOREIGN OPERATIONS AND TRANSLATION POLICIES

         The results of operations and the financial position of the Canadian operations have been translated at the respective average rates (for purposes of the consolidated statements of operations) and respective year-end rates (for purposes of the consolidated balance sheets). Translation gains and losses are reported as a component of accumulated other comprehensive (loss) in shareholders' equity.

         Accumulated foreign currency translation unrealized losses are as follows:

                                                            2000               1999               1998
                                                         ----------         ----------         ----------
         Beginning balance                               $ (173,000)        $ (412,000)        $ (196,000)
         Current period change, net of tax                 (275,000)           239,000           (216,000)
                                                         ----------         ----------         ----------
         Ending balance                                  $ (448,000)        $ (173,000)        $ (412,000)
                                                         ==========         ==========         ==========

         EARNINGS (LOSS) PER COMMON SHARE

         The Company utilizes SFAS No. 128, "Earnings Per Share," for the financial reporting of earnings (loss) per common share. Basic earnings
         (loss) per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or otherwise resulted in the issuance of common stock that then shared in the earnings of the Company. The effect of the Company's potential dilutive securities (primarily stock options and Series B Redeemable Convertible Preferred Stock) was anti-dilutive in 2000, 1999 and 1998.

         OTHER COMPREHENSIVE INCOME (LOSS)

         The Company has adopted SFAS No. 130, "Reporting on Comprehensive Income," which requires the reporting of comprehensive income (loss) in addition to net income (loss) from operations. All transactions representing comprehensive income (loss) are included in the consolidated statements of comprehensive income (loss).

         STOCK-BASED COMPENSATION

         The Company accounts for stock-based compensation arrangements under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". As a result, no compensation cost has been recognized in the consolidated statements of operations for the Company's stock option plans. See Note 9 for additional disclosures about the Company's stock-based compensation plans.

         NEW ACCOUNTING PRONOUNCEMENTS

         From June 1998 through June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and various amendments and interpretations. SFAS 133, as amended, establishes accounting and reporting standards requiring that any derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will adopt SFAS 133, as amended, effective January 1, 2001. The impact of the adoption of SFAS 133 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") regarding revenue recognition in financial statements. SAB 101 was effective January 1, 2000 but implementation was delayed until the fourth quarter of 2000. The Company's implementation of SAB 101 in the fourth quarter did not have a material impact on its financial position, results of operations or cash flows on a quarterly or annual basis.

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

3.       RECEIVABLES

         Receivables, before the allowance for doubtful accounts, consist of the following components:

                                                                                             DECEMBER 31,
                                                                                    ---------------------------------
                                                                                          2000                1999
                                                                                    -------------       -------------
                    Medicare                                                        $   7,479,000       $   5,800,000
                    Medicaid and other non-federal programs                             6,356,000           5,716,000
                    Other patient and resident receivables                              4,252,000           4,264,000
                    Management fees - affiliates                                          342,000             309,000
                    Management fees                                                       379,000             103,000
                    Other receivables and advances                                      1,338,000             485,000
                                                                                    -------------       -------------
                                                                                    $  20,146,000       $  16,677,000
                                                                                    =============       =============

         The Company provides credit for a substantial portion of its revenues and continually monitors the credit-worthiness and collectibility from its clients, including proper documentation of third-party coverage. The Company is subject to accounting losses from uncollectible receivables in excess of its reserves.

         Substantially all receivables are provided as collateral on the Company's debt and lease obligations.

4.       SETTLEMENT AND RESTRUCTURING AGREEMENT

         AMENDMENTS TO OMEGA LEASE AGREEMENTS

         During 1998, 1999 and through September 30, 2000, the Company leased 30 nursing homes from Omega under various terms and lease agreements. On November 8, 2000, the Company entered into a 10-year restructured lease agreement (the "Settlement and Restructuring Agreement") with Omega. The Settlement and Restructuring Agreement, effective as of October 1, 2000, provides for reduced future lease costs under an amended lease agreement covering all nursing homes leased from Omega (the "Omega Master Lease"). The initial term of the Omega Master Lease is ten years, expiring September 30, 2010, with an additional ten-year renewal term at the option of the Company, assuming no defaults. Under the Settlement and Restructuring Agreement, Omega has agreed to waive all defaults under the previous Omega lease agreements. See Note 12 for further discussion of the Omega lease agreements and required minimum capital expenditures over the initial lease term.

         NON-ACCRUAL NOTE PAYABLE

         As settlement for outstanding lease payments owed to Omega for the period prior to the Settlement and Restructuring Agreement, Omega agreed to accept a $3,000,000 payment from the Company. The payment to Omega was funded through Omega's draw upon a then outstanding letter of credit from the Company's bank lender. Prior to the Settlement and Restructuring Agreement, the Company was required to provide letters of credit totaling $4,950,000 in favor of Omega as security for its obligations under the Omega Master Lease. Pursuant to the Settlement and Restructuring Agreement, Omega agreed to draw $3,000,000 on the outstanding letters of credit and to terminate the remaining $1,950,000 letters of credit. The $3,000,000 letter of credit draw was converted into a $3,000,000 non-interest-bearing promissory note payable to the bank lender (the "Non-Accrual Note"). The entire balance of the Non-Accrual Note is due on January 15, 2002. See Note 7 for further discussion regarding the terms of the Non-Accrual Note.

         SUBORDINATED NOTE PAYABLE

         As payment for Omega entering into the Settlement and Restructuring Agreement, the Company agreed to issue Omega a subordinated note payable (the "Subordinated Note") in the amount of $1,700,000. Interest on the Subordinated Note accrues at an annual rate of 7.0% (beginning effective October 1, 2000) with any unpaid principal and interest becoming due on September 30, 2007. Payments of principal and interest on the Subordinated Note are subordinated to the payment in full of the Non-Accrual Note.

         SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

         As further payment for Omega entering into the Settlement and Restructuring Agreement, the Company agreed to issue Omega 393,658 shares of the Company's Series B Redeemable Convertible Preferred Stock. The Company's Series B Redeemable Convertible Preferred Stock has a stated value of $3,300,000 and carries an annual dividend rate of 7% of the stated value. The dividends accrue on a daily basis whether or not declared by the Company and compound quarterly. Dividend payments on the Series B Redeemable Convertible Preferred Stock are subordinated to the payment in full of the Non-Accrual Note. The Series B Redeemable Convertible Preferred Stock shares have preference in liquidation but do not have voting rights. The total redemption value is equal to the stated value plus any accrued but unpaid dividends. The liquidation preference value is equal to the redemption value. The holders of the Series B Redeemable Convertible Preferred Stock may convert their preferred shares and accrued dividends to common stock at their option at any time based on a conversion price per share of $4.67, subject to adjustment.

         Beginning on the earlier of a default under the Omega Master Lease agreement or September 30, 2007, Omega has the right to require the Company to redeem the Series B Redeemable Convertible Preferred Stock shares at the redemption price of $3,300,000 plus accrued and unpaid dividends. At December 31, 2000, total accrued but unpaid dividends amounted to $58,000 ($.15 per share) and, accordingly, the aggregate redemption value on the Series B Redeemable Convertible Preferred Stock was $3,358,000 and the per share redemption value was approximately $8.53. Dividends on the Series B Redeemable Convertible Preferred Stock are reflected as interest expense in the accompanying consolidated statements of operations beginning October 1, 2000.

         DEFERRED LEASE COSTS

         During 1992, the Company entered into an agreement with Omega whereby 21 of the Company's facilities were sold to Omega and leased back to the Company. In conjunction with this sale/leaseback, the Company entered into a participating mortgage with Omega on three other facilities. The net gain on the sale/leaseback was deferred in accordance with sale/leaseback accounting and was being amortized by the Company over the related lease term as a reduction in lease expense. As of September 30, 2000, the net deferred gain totaled $2,862,000. Pursuant to the amended Omega Master Lease and the issuance of the Subordinated Note and the Series B Redeemable Convertible Preferred Stock to Omega effective October 1, 2000, total deferred lease costs of $5,000,000 were recorded by the Company. The $2,862,000 of remaining deferred gain on the 1992 sale/leaseback has been reflected as a reduction of the $5,000,000 in new deferred lease costs, resulting in net deferred lease costs of $2,138,000 as of October 1, 2000. The net deferred lease costs are being amortized as lease expense over the initial ten-year term of the Omega Master Lease.

         AMENDMENTS TO DEBT AGREEMENTS

         In conjunction with the Company's execution of the Settlement and Restructuring Agreement with Omega, the Company also amended the terms of various debt agreements. See Note 7 for discussion of amendments to the Company's debt agreements.

5.       SALE OF TEXAS HOMES

         In 1991, the Company sold six of its Texas nursing homes to Texas Diversicare Limited Partnership ("TDLP") for a sales price of approximately $13,137,000. Total consideration for the sale in 1991 included a $7,500,000 wrap mortgage receivable from TDLP and $4,370,000 cash. Underlying the wrap mortgage receivable is a note payable to a bank by the Company of $1,161,000 as of December 31, 2000. The TDLP properties are collateral for this debt.

         Under a repurchase agreement, the Company has agreed to purchase up to 10.0% of the partnership units per year, beginning in January 1997 (up to a maximum of 50.0% of the total partnership units) through January 2001. The purchase of the partnership units is upon demand from the limited partners and the 10.0% maximum per year is not cumulative. The repurchase price is the original cash sales price per unit less certain amounts based on the depreciation from 1991 to the December 31 prior to the date of repurchase. Pursuant to its repurchase obligation, the Company has purchased a cumulative total of 22.6% through December 31, 2000. Additional units were put to the Company during January 2001, resulting in the purchase of an additional 10%. Total consideration for all of these purchases was

         $2,057,000. Units acquired pursuant to the repurchase agreement do not have voting rights with respect to any matters coming before the limited partners of TDLP.

         As part of the TDLP transaction, the Company has guaranteed certain cash flow requirements of TDLP for a ten-year period expiring August 31, 2001. As of December 31, 2000, the Company has provided working capital funding and requirements under the cash flow guarantee to TDLP totaling $5,838,000.

         Because of the guaranteed financial requirements to the TDLP partners, the Company is accounting for this transaction under the leasing method of accounting under SFAS No. 66, "Accounting for Sales of Real Estate". Under this method, the Company has not recorded a sale of the assets. The cash received from TDLP has been recorded as an advance liability, and the wrap mortgage receivable has not been reflected in the Company's consolidated financial statements. The advance liability is adjusted throughout the year based on mortgage note payments and advances to or repayments from TDLP. In addition, the Company's consolidated statements of operations will continue to reflect the operations of the facilities until the expiration of the Company's commitments with respect to TDLP on August 31, 2001.

         The Company continually evaluates the funding contingencies discussed above in relation to its guarantees to TDLP, the balance in the advance liability account, the future wrap mortgage receivable collections, and the estimated fair value of the related nursing homes. The accounting treatment under SFAS No. 66 is applicable as long as the Company's recorded net assets with respect to TDLP are less than the total of the estimated fair value of the Company's investment in TDLP and the Company's interest in the wrap mortgage due from TDLP. Based upon management's evaluation, the Company has recorded a reserve of $3,000,000 for the estimated impairment of the Company's investment in TDLP. Of the total reserve, $500,000 was recognized in 1999 and $2,500,000 was recognized in 1998. The reserve has reduced the Company's net assets in TDLP to the estimated amount of cash to ultimately be realized by the Company from its investment in TDLP.

         The consolidated statements of operations include the recognition of income and expenses from the TDLP facilities since the sale. During 2000, 1999 and 1998, the consolidated statements of operations include losses of $1,461,000, $2,221,000 and $837,000, respectively, related to the operations of the TDLP facilities and the Company's guarantees under the TDLP partnership agreement.

         Beginning September 1, 2001, the Company's obligations to provide cash flow financing to TDLP will cease. As a result, the leasing method of accounting will no longer be appropriate. Instead, the Company's accounting will reflect its economic interest in the partnership, which consists of a mortgage receivable, a general partnership interest, a limited partnership interest and certain advances receivable. In addition, the Company currently serves as the manager of the nursing homes in the partnership, from which the Company is paid a management fee equal to 5% of net resident fees on a monthly basis. Additional management fees can be earned based on the net income of the partnership. This management agreement expires on August 31, 2001. The Company has informed TDLP that it will continue to manage the TDLP facilities on a month by month basis beginning September 1, 2001.

         The mortgage receivable currently matures on August 31, 2001. In order to satisfy this maturity, management believes the partnership would have to refinance the mortgage with an outside source of capital or sell the properties. If the partnership does not repay this note, the Company would have the ability to foreclose on the partnership assets.

6.       PROPERTY AND EQUIPMENT

         Property and equipment, at cost, consists of the following:

                                                                                                DECEMBER 31,
                                                                                     --------------------------------
                                                                                         2000                1999
                                                                                     ------------        ------------
                    Land                                                             $  5,073,000        $  5,172,000
                    Buildings and leasehold improvements                               63,781,000          61,863,000
                    Furniture, fixtures and equipment                                  20,713,000          20,632,000
                                                                                     ------------        ------------
                                                                                     $ 89,567,000        $ 87,667,000
                                                                                     ============        ============

         Substantially all of the Company's gross property and equipment are provided as collateral for debt obligations.

7.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                                        DECEMBER 31,
                                                                                                 2000                1999
                                                                                            -------------        --------------
              Mortgages payable to a commercial finance company; secured by 13 assisted living properties; interest payable
                  monthly at 2.35% above LIBOR (8.91% at December 31,
                  2000); balloon maturity in July 2002.                                     $  24,777,000         $  25,080,000

              Acquisition line of credit payable to a commercial finance company; secured by four nursing homes; interest payable monthly at 3.00% above LIBOR
                  (9.56% at December 31, 2000); refinanced during March 2001 with terms
                  as noted below.                                                              11,000,000            11,100,000

              Working capital line of credit payable to a bank; secured by certain accounts receivable and substantially all other Company assets;
                  interest payable monthly at bank prime rate plus 0.50% up to a maximum
                  of 9.50% (9.50% at December 31, 2000); matures in January 2004.               3,566,000               924,000

              Promissory note payable to a bank; secured by certain accounts receivable and substantially all other Company assets; interest and principal
                  payable monthly, interest at 9.50%; balloon maturity in January 2004.         3,499,000             3,500,000

              Promissory note payable to a bank; secured by certain property, TDLP partnership interests, accounts receivable and substantially all other
                  Company assets; interest and principal payable monthly, interest at
                  9.50%; balloon maturity in September 2004.                                    9,397,000             9,412,000

                                                                                                       DECEMBER 31,
                                                                                                 2000                1999
                                                                                            ------------         --------------
              Promissory note payable to a bank; secured by certain
                  accounts receivable and substantially all other Company
                  assets; non-interest-bearing; balloon maturity in
                  January 2002; balance is net of $278,000 debt discount
                  as of December 31, 2000.                                                  $  2,722,000           $         --

              Mortgage payable to a bank; secured by the six TDLP nursing homes;
                   interest and principal payable monthly, interest at 8.00%;
                   balloon maturity in August 2001.                                            1,161,000              1,895,000

              Mortgages payable to a Canadian bank; secured by two nursing homes and three assisted living facilities; interest and principal payable monthly; interest ranging from 6.34% to 7.89%; balloon maturities
                  December 2004 through October 2007.                                          5,125,000              5,421,000

              Reducing demand loan payable to a Canadian bank; secured by a security interest in Canadian operations; principal and interest payable monthly; interest at bank prime rate plus 0.25% (7.75% at
                  December 31, 2000); matures in December 2004.                                  801,000              1,038,000

              Subordinated note payable to Omega; secured by accounts receivable and other assets of the facilities leased from Omega; interest
                  at 7.00%; balloon maturity in September 2007.                                1,700,000                     --

              Mortgage payable to a bank; secured by one nursing home; interest and principal payable monthly; interest at the lending bank's base rate plus 0.75% (9.25% at December 31, 2000); balloon
                  maturity in August 2001.                                                     2,339,000              2,396,000

              Mortgages payable to two banks; secured by second interests in the nursing home referred to immediately above;
                  interest and principal payable monthly; interest at the
                  lead bank's base rate plus 0.75% (rates ranging from
                  9.25% to 10.25% at December 31, 2000); balloon
                  maturities during July and August 2001.                                        158,000                159,000
                                                                                            ------------         --------------
                                                                                              66,245,000             60,925,000
              Less current portion                                                           (61,229,000)           (53,098,000)
                                                                                            ------------         --------------
                                                                                            $  5,016,000           $  7,827,000
                                                                                            ============         ==============

         As of December 31, 2000, the Company's weighted average interest rate was 9.1%.

         Scheduled principal payments of long-term debt (assuming no accelerations by the lenders) for the next five years and thereafter beginning January 1, 2001 are as follows:

                  2001                                  $  5,115,000
                  2002                                    31,224,000
                  2003                                       377,000
                  2004                                    17,253,000
                  2005                                       212,000
                  Thereafter                              12,064,000
                                                        ------------
                                                        $ 66,245,000
                                                        ============

         Cross-default provisions exist in a majority of the Company's debt agreements. In addition, certain of the Company's debt agreements provide that a default under certain of the Company's leases or management agreements constitutes a default under the debt agreements. Certain of the Company's debt agreements also contain various financial covenants, the most restrictive of which relate to current ratio requirements, tangible net worth, cash flow, net income (loss), and limits on the payment of dividends to shareholders. As of December 31, 2000, the Company was not in compliance with certain of these financial covenants. Cross-default or material adverse change provisions contained in the debt agreements allow the holders of substantially all of the Company's debt to demand repayment. The Company has not obtained waivers of the noncompliance. Based on regularly scheduled debt service requirements, the Company has a total of $5,115,000 of debt that must be repaid or refinanced during 2001 and an additional $6,700,000 that must be repaid or refinanced in January 2002. As a result of the covenant noncompliance and other cross-default provisions, the Company has classified a total of $61,229,000 of debt as current liabilities as of December 31, 2000. The Company would not be able to repay this indebtedness if the applicable lenders demanded repayment.

         Amounts outstanding under the $11,000,000 acquisition line of credit matured during 2000 and were extended to February 2001. During March 2001, the Company refinanced the $11,000,000 acquisition line of credit. Of the total principal balance, $7,284,000 has been refinanced through the issuance of notes payable which extend the maturity through April 2006. The notes payable are secured by two nursing homes. The remaining $3,716,000 of the acquisition line of credit has been refinanced through the issuance of a note payable under terms that extend the maturity through January 1, 2002. The note payable is secured by one nursing home. Under the terms of the refinanced notes payable, interest and principal are payable monthly based on a 25-year amortization schedule, with interest accruing at a variable rate of LIBOR plus 3.50%.

         As of December 31, 2000, the Company had drawn $3,566,000 under its working capital line of credit. The total maximum outstanding balance of the working capital line of credit, including letters of credit outstanding, is $4,500,000. Of the total $4,500,000 of maximum availability, $1,000,000 is limited to certain maximum time period restrictions. There are certain additional restrictions based on certain borrowing base restrictions. As of December 31, 2000, the Company had $587,000 of letters of credit outstanding with the same bank lender, which further reduce the maximum available amount outstanding under the working capital line of credit. As of December 31, 2000, the Company had total additional borrowing availability of $778,000 under its working capital line of credit. The working capital line of credit matured during 2000. However, in conjunction with the Company's execution of the Settlement and Restructuring Agreement with Omega, the Company amended the terms of the working capital line of credit, extending the maturity through January 2004 and modifying the interest rate from LIBOR plus 2.50% to the bank's prime rate plus .50% (up to a maximum of 9.50%) effective October 1, 2000.

         In conjunction with the Company's execution of the Settlement and Restructuring Agreement with Omega effective October 1, 2000, the Company refinanced a $3,499,000 working capital line of credit through the issuance of a promissory note payable to the Company's bank lender. The refinancing resulted in an extension of the maturity through September 2004 and a reduction of the interest rate from 14.00% to 9.50% effective October 1, 2000. Interest and principal on the promissory note payable are payable monthly based on a 25 year amortization schedule, with the entire remaining balance due in January 2004.

         The security interests on the $9,397,000 promissory note payable to a bank include two non-operating properties in North Carolina and the Company's limited partnership interests in TDLP. The Company has also agreed to apply against the promissory note indebtedness any net proceeds realized from the sale of the collateral comprising the additional security interests. The promissory note matured during 2000. However, in conjunction with the Company's execution of the Settlement and Restructuring Agreement with Omega, the Company amended the terms of the promissory note, extending the maturity through September 2004 and reducing the interest rate from 12.00% to 9.50% effective
         October 1, 2000. Interest and principal are payable monthly based on a 25 year amortization schedule, with the entire remaining balance due in September 2004.

         In conjunction with the Company's Settlement and Restructuring Agreement during 2000, the Company issued a $3,000,000 Non-Accrual Note (non-interest-bearing promissory note payable) to a bank. The Non-Accrual Note was recorded net of a discount of $345,000 as of October 1, 2000. The discount was calculated based on an interest rate of 9.5%, which approximated available interest rates. The debt discount is being amortized as interest expense over the term of the Non-Accrual Note. Prior to the maturity date of January 15, 2002, the Company is required to pay all surplus cash flow (as defined in the Non-Accrual Note agreement) to the lender to reduce the balance of the Non-Accrual Note.

         During 1999, the Company obtained a loan with a bank to support its Canadian operations. The loan has an outstanding balance of $801,000 as of December 31, 2000. This loan is a reducing demand loan with scheduled monthly payments aggregating $200,000 ($300,000 Canadian) annually. The loan agreement includes a second facility for working capital loans of up to $667,000 ($1,000,000 Canadian). The Company had no working capital draws outstanding under this facility at December 31, 2000.


8.       INVESTMENTS IN AND RECEIVABLES FROM JOINT VENTURES

         Investments in and receivables from joint ventures consist of the following:

                                                                     DECEMBER 31,
                                                          --------------------------------
                                                              2000                1999
                                                          ------------        ------------
                    Investments                           $  3,275,000        $  3,567,000
                    Receivables                              4,689,000           4,148,000
                    Note receivable                            369,000             411,000
                                                          ------------        ------------
                                                          $  8,333,000        $  8,126,000
                                                          ============        ============

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

         STOCK-BASED COMPENSATION PLANS

         In 1994, the Company adopted the 1994 Incentive and Nonqualified Stock Option Plan for Key Personnel (the "Key Personnel Plan"). Under the Key Personnel Plan, as amended in May 1998, 1,060,000 shares of common stock have been reserved for issuance upon exercise of options granted thereunder. In 1994, the Company also adopted the 1994 Nonqualified Stock Option Plan for the Directors (the "Director Plan"). Under the Director Plan, as amended in May 1996, 190,000 shares of common stock have been reserved for issuance upon exercise of options granted thereunder.

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

         In 1994, the Company adopted the 1994 Employee Stock Purchase Plan and reserved 250,000 shares for issuance under the plan. Employees may purchase stock, subject to certain limitations, at 85% of the lower of the closing market price at the beginning or at the end of each plan year. The provisions of the plan provide for the deactivation of the plan upon the Company's stock price falling below $5.00 per common share. During 1999, the Company's stock price fell below $5.00 and the plan was deactivated pursuant to the plan provisions. During 1999 and 1998, there were 93,000 and 22,000 shares, respectively, issued pursuant to this plan. The fair value of shares sold under the plan was $0, $1.94 and $6.87 in 2000, 1999 and 1998, respectively.

         The Company accounts for these plans under APB No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss and earnings (loss) per share would have been reduced to the following pro forma amounts:


                                                                            YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------------------
                                                                     2000               1999               1998
                                                                 ------------      -------------      -------------
              Net Loss:
                  As reported                                    $ (3,850,000)     $ (21,676,000)     $  (3,083,000)
                                                                 ============      =============      =============
                  Pro forma                                      $ (3,981,000)     $ (22,705,000)     $  (3,541,000)
                                                                 ============      =============      =============

              Basic and Diluted Earnings (Loss) Per Share:
                  As reported                                    $      (.70)      $      (3.98)      $       (.57)
                                                                 ============      =============      =============
                  Pro forma                                      $      (.72)      $      (4.17)      $       (.66)
                                                                 ============      =============      =============

         The weighted average fair value of options granted was $0.11, $1.78 and $4.62 in 2000, 1999 and 1998, respectively. The fair value of each option is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used for the 2000, 1999 and 1998 grants: risk free interest rates of 5.7% for 2000, 6.2% for 1999 and 5.4% for 1998; no expected dividend yield for each of the years; expected lives of five years for each of the years; and, expected volatility of 90.0% for 2000, 118.2% for 1999 and 44.4% for 1998. For purposes of pro forma disclosures of net loss and earnings (loss) per share as required by SFAS No. 123, the estimated fair value of the options is amortized to expense over the options' vesting period.

         The following table summarizes information regarding stock options outstanding as of December 31, 2000:

                                  WEIGHTED
       RANGE OF                   AVERAGE                  OPTIONS
    EXERCISE PRICES            EXERCISE PRICES           OUTSTANDING
    ---------------            ---------------           -----------
     $5.60 to $13.13              $  9.70                   597,000
     $0.15 to $1.88               $  1.77                   195,000
                                                         ----------
                                                            792,000
                                                         ==========

         As of December 31, 2000, the outstanding options have a weighted average remaining life of 4.3 years.

         Summarized activity of the stock option plans is presented below:

                                                                 SHARES
                                                     ------------------------------    WEIGHTED
                                                     KEY PERSONNEL         DIRECTOR     AVERAGE
                                                         PLAN               PLAN     EXERCISE PRICE
                                                     -------------        ---------  --------------
      Outstanding,
         December 31, 1997                                 484,000         111,000   $         9.69
             Issued                                        196,000           6,000             9.76
             Expired or canceled                           (33,000)              -             9.81
                                                     -------------        --------   --------------
      Outstanding,
         December 31, 1998                                 647,000         117,000             9.71
             Issued                                        210,000           5,000             1.78
             Expired or canceled                           (16,000)              -             9.56
                                                     -------------        --------   --------------
      Outstanding,
         December 31, 1999                                 841,000         122,000             7.94
             Issued                                              -           5,000              .15
             Expired or canceled                          (156,000)        (20,000)            8.68
                                                     -------------        --------   --------------
      Outstanding,
         December 31, 2000                                 685,000         107,000   $         7.72
                                                     =============        ========   ==============
      Vested, December 31, 2000                            623,000         102,000   $         8.30
                                                     =============        ========   ==============
      Available for future grants,
         December 31, 2000                                 163,000          58,000
                                                     =============        ========

         SERIES A PREFERRED STOCK

         The Company is authorized to issue up to 400,000 shares of Series A preferred stock. The Company's Board of Directors is authorized to establish the terms and rights of each series, including the voting powers, designations, preferences, and other special rights, qualifications, limitations, or restrictions thereof. See Note 4 for discussion of the Company's issuance of Series B Redeemable Convertible Preferred Stock during 2000.

10.      EARNINGS (LOSS) PER SHARE

         Information with respect to the calculation of basic and diluted earnings ( loss) per share data is presented below:

                                                                                               NET LOSS PER
                                                                                                  COMMON
                                                         NET LOSS                  SHARES          SHARE
                                                       ------------              ---------    -------------
      Year ended December 31, 2000:
         Basic and diluted loss per share              $ (3,850,000)             5,492,000    $        (.70)
                                                       ============              =========    =============
      Year ended December 31, 1999:
         Basic and diluted loss per share              $(21,676,000)             5,445,000    $       (3.98)
                                                       ============              =========    =============
      Year ended December 31, 1998:
         Basic and diluted loss per share              $ (3,083,000)             5,388,000    $        (.57)
                                                       ============              =========    =============


         For each year presented, the Company had options outstanding at prices in excess of the average market price of the Company's common stock. As of December 31, 2000, the Company also had Series B Redeemable Convertible Preferred Stock outstanding. As the Company has reported net losses for all years presented, options and Series B Redeemable Convertible Preferred Stock that would have otherwise qualified for inclusion have been excluded from the computation of earnings per share because of anti-dilution.


11.      INCOME TAXES

         The provision (benefit) for income tax is composed of the following components:

                                                           YEAR ENDED DECEMBER 31,
                                            ------------------------------------------------------
                                                  2000                1999                 1998
                                            --------------     --------------       --------------
      Current payable (benefit):
         Federal                            $            -     $     (528,000)      $     (577,000)
         State and province                         83,000             76,000              488,000
                                            --------------     --------------       --------------
                                                    83,000           (452,000)             (89,000)
                                            --------------     --------------       --------------
      Deferred taxes:
         Federal                                         -          5,952,000           (1,405,000)
         State and province                              -          2,105,000             (240,000)
                                            --------------     --------------       --------------
                                                         -          8,057,000           (1,645,000)
                                            --------------     --------------       --------------
      Provision (benefit) for
         income taxes                       $       83,000     $    7,605,000       $   (1,734,000)
                                            ==============     ==============       ==============

         A reconciliation of taxes computed at statutory income tax rates is as follows:

                                                           YEAR ENDED DECEMBER 31,
                                            ------------------------------------------------------
                                                   2000             1999                 1998
                                            --------------    ---------------       --------------
      Benefit for federal income taxes
         at statutory rates                 $   (1,916,000)   $    (5,422,000)      $   (2,288,000)
      Provision for state and
         province income taxes at
         statutory rates                           615,000            136,000              591,000
      Increase in valuation
         allowance                               1,058,000         12,802,000                    -
      Other                                        326,000             89,000              (37,000)
                                            --------------    ---------------       --------------
      Provision (benefit) for
         income taxes                       $       83,000    $     7,605,000       $   (1,734,000)
                                            ==============    ===============       ==============


         The net deferred tax assets and liabilities, at the respective income tax rates, are as follows:

                                                                              DECEMBER 31,
                                                                 ------------------------------------
                                                                       2000                 1999
                                                                 ---------------      ---------------
      Current deferred asset:
         Accrued liabilities                                     $     2,007,000      $     1,759,000
         Less valuation allowance                                     (2,007,000)          (1,759,000)
                                                                 ---------------      ---------------
                                                                 $             -      $             -
                                                                 ===============      ===============
      Noncurrent deferred asset:
         Net operating loss                                      $     6,930,000      $     6,460,000
         Tax gain on sale transactions in excess of
             recognized financial reporting gain                               -            1,323,000
                                                                               -
         Deferred lease costs                                          1,060,000                    -
         Tax goodwill and intangibles                                  6,821,000            7,918,000
         Allowance for doubtful accounts                                 503,000                    -
         Investment in TDLP                                              907,000              931,000
         Noncurrent self-insurance reserves                            1,363,000              882,000
                                                                 ---------------      ---------------
                                                                      17,584,000           17,514,000
         Less valuation allowance                                    (17,353,000)         (16,543,000)
                                                                 ---------------      ---------------
                                                                         231,000              971,000
                                                                 ---------------      ---------------
      Noncurrent deferred liability:
         Depreciation                                                   (231,000)            (971,000)
                                                                 ---------------      ---------------
                                                                        (231,000)            (971,000)
                                                                 ---------------      ---------------
                                                                 $             -      $             -
                                                                 ===============      ===============

         Due to the uncertainty surrounding the realization of the benefits of the Company's deferred tax assets, the Company has established a full valuation allowance against such tax assets as of December 31, 2000 and 1999. The Company increased the valuation allowance by $1,058,000 and $12,802,000 during 2000 and 1999, respectively.

         At December 31, 2000, the Company had $18,200,000 of net operating losses, which expire at various dates through 2021.

12.      COMMITMENTS AND CONTINGENCIES

         LEASE COMMITMENTS

         The Company is committed under long-term operating leases with various expiration dates and varying renewal options. Minimum annual rentals, including renewal option periods (exclusive of taxes, insurance, and maintenance costs) under these leases for the next five years beginning January 1, 2001, are as follows:

                              2001                   $     20,510,000
                              2002                         20,914,000
                              2003                         20,260,000
                              2004                         19,977,000
                              2005                         19,812,000
                              Thereafter                  333,306,000
                                                     ----------------
                                                     $    434,779,000
                                                     ================


         Under lease agreements with Omega, Counsel, Pierce and others, the Company's lease payments are subject to periodic annual escalations as described below and in Note 2. Total lease expense was $20,563,000, $20,375,000 and $19,109,000, for 2000, 1999 and 1998, respectively.

         OMEGA LEASES

         As discussed in Note 4, effective October 1, 2000, the Company entered into a Settlement and Restructuring Agreement with Omega that amended the Omega Master Lease. The Omega Master Lease includes all facilities currently leased from Omega. All of the accounts receivable, equipment, inventory and other related assets of the facilities leased pursuant to the Omega Master Lease have been pledged as security under the Omega Master Lease. The initial term of the Omega Master Lease is ten years, expiring September 30, 2010, with an additional ten-year renewal term at the option of the Company, assuming no defaults. Lease payments of $10,875,000 and $11,030,000 are required during the first and second years, respectively, of the Omega Master Lease. During subsequent years, increases in the lease payments are equal to the lesser of two times the consumer price index or 3.0%. The Company is recording all scheduled rent increases, including the 3.0% rent increases, as additional lease expense on a straight-line basis over the initial lease term.

         The Omega Master Lease also requires the Company to fund capital expenditures related to the leased facilities totaling $1,000,000 during the first two years of the initial lease term. The Company is also required to fund annual capital expenditures equal to $325 per licensed bed over the initial lease term (annual required capital expenditures of $910,000). Total required capital expenditures over the initial lease term are $10,100,000. These required capital expenditures are being depreciated on a straight-line basis over the initial lease term beginning October 1, 2000.

         Upon expiration of the Omega Master Lease or in the event of a default under the Omega Master Lease, the Company is required to transfer all of the leasehold improvements, equipment, furniture and fixtures of the leased facilities to Omega. In the event that the Company does not transfer all of the facility assets to Omega, the Company will be required to pay Omega $5,000,000 plus accrued interest at 11.00% from the effective date of the Settlement and Restructuring Agreement. The Company's management intends to transfer the facility assets to Omega at the end of the lease term; consequently, the Company has not recorded a liability for the potential $5,000,000 payment and has not recorded any interest expense related to the potential $5,000,000 payment. The assets to be transferred to Omega are being depreciated on a straight-line basis over the initial lease term beginning October 1, 2000.

         With respect to two facilities leased by the Company from Omega, first mortgage revenue bonds of $4,370,000 were assumed by Omega during 1992. The Company remains secondarily liable for the debt service through maturity of these bonds. Omega has indemnified the Company for any losses suffered by the Company as a result of a default by Omega on the bonds. Omega has represented to the Company that the debt service on the bonds was current as of December 31, 2000.

         As of December 31, 2000, the Company is not in compliance with certain debt covenants. Such events of default under the Company's debt agreements could lead to actions by the lenders that could result in an event of default under the Company's Omega Master Lease. Should such a default occur in the Omega Master Lease, the lessor would have the right to terminate the lease agreements.

         COUNSEL LEASES

         The Company leases three facilities from Counsel with an initial term of ten years through April 2004 and one ten-year renewal option. The Company leases five additional facilities from Counsel with a remaining term expiring in April 2004. With respect to all of these facilities, the Company has a right of first refusal and a purchase option at the end of the lease term.

         The Company leases three additional facilities from Counsel. Omega is Counsel's mortgage lender on the three facilities. Pursuant to the Settlement and Restructuring Agreement with Omega, Counsel is required to transfer one of the facilities to Omega in exchange for the outstanding mortgage balance, at which time the facility will be leased by the Company from Omega in accordance with the terms of the Omega Master Lease. The transfer of this facility is expected to occur during 2001. Also pursuant to the Settlement and Restructuring Agreement, the Company has the right to require Counsel to transfer the remaining two facilities to Omega in exchange for the related outstanding mortgage balances, at which time the facilities are expected to be sold. The Company has the ability to receive 20% of the sale proceeds upon the sale of the two facilities. The transfer and sale of these two facilities is expected to occur during 2001.

         PIERCE LEASES

         During 1997, the Company acquired leases with respect to 14 assisted living facilities from Pierce. Of the 14 facilities currently leased from Pierce, 12 are with the former principal owners of Pierce and have an initial term of 15 years through September 2012 and two five-year renewal options. Beginning at the fifth anniversary, the Company has a right to purchase all 12 facilities as a group for their fair market value. An additional sublease, which expires in 2003, is with an affiliate of Pierce. The remaining lease is a sublease that expires in 2017.

         INSURANCE MATTERS

         The entire United States long-term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to patients and residents. As a result, the Company has numerous liability claims and disputes outstanding for professional liability and other related issues. Professional liability insurance up to certain limits is carried by the Company and its subsidiaries for coverage of such claims. However, due to the increasing cost of claims against the Company and throughout the long-term care industry, the Company's professional liability insurance premiums and deductible amounts have increased substantially during 1999 and 2000.

         These substantial premium increases have also continued for the policy year 2001. As a result of the substantial premium increases for the 2001 policy year, effective March 9, 2001, the Company has obtained professional liability insurance coverage for its United States nursing homes that, based on historical claims experience, could be substantially less than the claims that could be incurred. For claims made after March 9, 2001, the Company maintains general and professional liability insurance with coverage limits of $2,000,000 per medical incident and total aggregate policy coverage limits of $3,000,000 for its long-term care services. The 2001 policy is on a claims made basis and the Company is self-insured for the first $50,000 per occurrence.

         For claims made during the period March 9, 2000 through March 9, 2001, the Company is self-insured for the first $500,000 per occurrence with no aggregate limit for the Company's United States nursing homes. The policy has coverage limits of $1,000,000 per occurrence, $3,000,000 per location and $12,000,000 in the aggregate. The Company also maintains umbrella coverage of $15,000,000 in the aggregate for claims made during the period March 9, 2000 through March 9, 2001. The Company provides reserves on an actuarial basis for known and expected claims incurred during the policy period. For all policy periods beginning on or after March 9, 2000, all of the Company's professional liability policies are on a claims made basis. Prior to March 9, 2000, all of these policies are on an occurrence basis.

         For the policy periods January 1, 1998 through February 1, 1999, the Company is self-insured for the first $250,000 per occurrence and $2,500,000 in the aggregate per year with respect to the majority of its United States nursing homes. Effective February 1, 1999, all United States nursing homes became part of the $250,000/$2,500,000 deductible program, including the six TDLP facilities.

         For the policy years 2000 and 1999, the Company expects to ultimately incur the full aggregate deductible amounts and has established reserves based on this expectation.

         The Company's United States assisted living facilities are self-insured, with respect to each location, for the first $50,000 per occurrence. The Company also maintains a $15,000,000 aggregate umbrella liability policy for claims in excess of the foregoing limits for these assisted living operations.

         The Canadian facilities owned or leased by the Company are self-insured for the first $3,000 ($5,000 Canadian) per occurrence. The Company's aggregate primary coverage limit with respect to Canadian operations is $1,335,000 ($2,000,000 Canadian). The Company also maintains a $3,338,000 ($5,000,000 Canadian) aggregate umbrella policy for claims in excess of the foregoing limits for these facilities.

         The Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $6,859,000 and $4,393,000 at December 31, 2000 and 1999, respectively.
         Based on its assessment of claims currently outstanding against the Company and estimates for claims incurred but not reported, management currently believes that there have been no incurred claims that are in excess of established reserves and related insurance coverage. However, the ultimate results of the Company's professional liability claims and disputes are unknown at the present time. Any future judgments or settlements above the Company's per occurrence, per location or umbrella coverage could have a material adverse impact on the Company's financial position, cash flows and results of operations. Based on historical claims experience, the Company's professional liability insurance coverage for the period beginning March 9, 2001 could be substantially less than the claims to be incurred during 2001. The ultimate payments on professional liability claims accrued as of December 31, 2000 and claims that could be incurred during 2001 could require cash resources during 2001 that would be in excess of the Company's available cash or other resources. These potential future payments could have a material adverse impact on the Company's financial position and cash flows.

         With respect to workers' compensation insurance, substantially all of the Company's employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. Prior to that time, the Company was self-insured for the first $250,000, on a per claim basis, for workers' compensation claims in a majority of its United States nursing facilities. The Company has been and remains a non-subscriber to the Texas workers' compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. The Company has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate as of December 31, 2000. The differences between actual settlements and reserves are included in expense in the year finalized.

         The Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $125,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $820,000 and $721,000 at December 31, 2000 and 1999, respectively. The differences between actual settlements and reserves are included in expense in the year finalized.

         EMPLOYMENT AGREEMENTS

         The Company has employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.5 times their annual base salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change in control of the Company (as defined). The maximum contingent liability under these agreements is approximately $2,081,000. In addition, upon the occurrence of any triggering event, certain executives may elect to require the Company to purchase options granted to them for a purchase price equal to the difference in the event that the fair market value of the Company's common stock at the date of termination exceeds the stated option exercise price. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by the employee or the Company.

         SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

         The Company established a Supplemental Executive Retirement Plan (the "SERP") in 1994 to provide retirement benefits for certain officers and employees of the Company. Under the SERP, participants could defer up to 6.0% of their base pay, and the Company made matching contributions of 100.0% of the amount deferred by each participant. During 1999, the Company terminated the SERP plan, declared all contributions 100.0% vested and distributed the funds to the participants.

         HEALTH CARE INDUSTRY

         The health care industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government health care program participation requirements, reimbursement for patient services, and Medicare and Medicaid fraud and abuse. Changes in these laws and regulations, such as reimbursement policies of Medicare and Medicaid programs as a result of budget cuts by federal and state governments or other legislative and regulatory actions, could have a material adverse effect on the Company's financial position, results of operations and cash flows. Future federal budget legislation and federal and state regulatory changes may also negatively impact the Company.

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

         Recently, government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of fraud and abuse statutes and regulations. Violations of these laws and regulations could result in expulsion from government health care programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Management believes that the Company is in compliance with fraud and abuse laws and regulations as well as other applicable government laws and regulations. Compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time. The Company is currently a defendant in two pending false claims actions as described below.

         On October 17, 2000, the Company was served with a civil complaint by the Florida Attorney General's office, in the case of State of Florida ex rel. Mindy Myers v. R. Brent Maggio, et al. In this case, the State of Florida has accused multiple defendants of violating Florida's False Claims Act. The Company, in its capacity as the manager of four nursing homes owned by Emerald Coast Healthcare, Inc. ("Emerald"), is named in the complaint, which accuses the Company of making illegal kickback payments to R. Brent Maggio, Emerald's sole shareholder, and fraudulently concealing such payments in the Medicaid cost reports filed by the nursing homes. The Company believes that it has meritorious defenses to this case, and intends to vigorously pursue these defenses in litigation. Currently, there are several motions by the Company seeking dismissal of this complaint that are pending before the trial court.

         Under the Federal False Claims Act, health care companies may be named as a defendant in an action which is filed under court seal, without being informed of this fact until the government has substantially completed its investigation. In such cases, there sometimes occurs a provision for "partial lifting of the seal," in which the trial court orders that the seal may be lifted for purposes of giving the named defendant the opportunity to informally present its defenses and discuss settlement prospects with the government. In cases in which the judge orders such a "partial lifting of the seal," the defendant becomes aware of the case but is precluded from discussing it publicly. Management is aware of one such case being filed in federal court against the Company regarding billing practices at one of its nursing homes. The Company has retained counsel to defend it in this case and, while cooperating with the government in its investigation of the matter, intends to vigorously pursue its defense of the case. Based on all information currently known, the Company currently does not believe that the claims being made in this case are material to the Company's financial condition, cash flows or results of operations.

         While the Company cannot currently predict with certainty the ultimate impact of either of the above cases on the Company's financial condition, cash flows or results of operations, an unfavorable outcome in any state or federal False Claims Act case could subject the Company to fines, penalties and damages. Moreover, the Company could be excluded from the Medicare, Medicaid or other federally-funded health care programs, which could have a material adverse impact on the Company's financial condition, cash flows or results of operations.

         MEDICARE REIMBURSEMENT

         During 1997, the federal government enacted the Balanced Budget Act of 1997 ("BBA"), which contains numerous Medicare and Medicaid cost-saving measures. The BBA requires that nursing homes transition to a prospective payment system ("PPS") under the Medicare program during a three-year "transition period," commencing with the first cost reporting period beginning on or after July 1, 1998. The BBA also contains certain measures that have and could lead to further future reductions in Medicare therapy reimbursement and Medicaid payment rates. Revenues and expenses have both been reduced significantly from the levels prior to PPS. The BBA has negatively impacted the entire long-term health care industry.

         During 1999 and 2000, certain amendments to the BBA have been enacted, including the Balanced Budget Reform Act of 1999 ("BBRA") and the Benefits Improvement and Protection Act of 2000 ("BIPA"). The BBRA has provided legislative relief in the form of increases in certain Medicare payment rates during 2000. The BIPA is expected to continue to provide additional increases in certain Medicare payment rates during 2001.

         Although the refinements resulting from the BBRA and BIPA have been well received by the United States nursing home industry, it is the Company's belief that the resulting revenue enhancements are still significantly less than the losses sustained by the industry due to the BBA. Current levels of or further reductions in government spending for long-term health care would continue to have an adverse effect on the operating results and cash flows of the Company. The Company will attempt to maximize the revenues available from governmental sources within the changes that have occurred and will continue to occur under the BBA. In addition, the Company will attempt to increase revenues from non-governmental sources, including expansion of its assisted living and Canadian operations to the extent capital is available to do so, if at all.


13.      RELATED PARTIES

         The Company commenced operations effective with an initial public offering of common stock in May 1994. The Company's predecessor operations were in companies owned or controlled by Counsel. From the Company's inception through November 1996, the Company had two directors who are directors and key executives of Counsel. The Company provides management services for nine facilities owned by two Canadian limited partnerships. Counsel leases seven of these facilities from one of the partnerships. Management fees from these facilities totaled $1,828,000, $1,805,000 and $1,742,000 for 2000, 1999 and 1998,
         respectively.

         The Company has loaned one of the limited partnerships $595,000 and $929,000 as of December 31, 2000 and 1999, respectively. The Company has received second, third and fourth mortgage security interests in the partnership's assets. The notes receivable bear interest at 8.0% and are being repaid over the life of the management contract through December 2005.

         Lease expense related to the facilities leased from Counsel totaled $1,999,000, $2,132,000 and $2,064,000 for the years ended December 31,
         2000, 1999 and 1998, respectively.


14.      OPERATING SEGMENT INFORMATION

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires that public companies report financial and descriptive information about their operating segments. The Company has three reportable segments: United States nursing homes, United States assisted living facilities, and Canadian operations, which consist of both nursing home and assisted living services. Management evaluates each of these segments independently due to the geographic, reimbursement, marketing, and regulatory differences between the segments. The accounting policies of these segments are the same as those described in the summary of significant accounting policies described in Note 2. Management evaluates performance based on profit or loss from operations before income taxes not including non-recurring gains and losses and foreign currency translation gains and losses. The following information is derived from the Company's segments' internal financial statements and include information related to the Company's unallocated corporate revenues and expenses:


                                                        2000                1999                1998
                                                   ----------------   ----------------    ----------------
     Net revenues:
         U.S. nursing homes                        $    147,527,000   $    138,421,000    $    164,646,000
         U.S. assisted living facilities                 32,455,000         28,689,000          25,552,000
         Canadian operations                             15,881,000         15,029,000          14,950,000
         Corporate                                          172,000           (121,000)              4,000
                                                   ----------------   ----------------    ----------------
              Total                                $    196,035,000   $    182,018,000    $    205,152,000
                                                   ================   ================    ================

     Depreciation and amortization:
         U.S. nursing homes                        $      3,406,000   $      2,925,000    $      2,156,000
         U.S. assisted living facilities                  1,738,000          1,808,000           1,263,000
         Canadian operations                                389,000            356,000             348,000
         Corporate                                           70,000             78,000              71,000
                                                   ----------------   ----------------    ----------------
              Total                                $      5,603,000   $      5,167,000    $      3,838,000
                                                   ================   ================    ================

                                                        2000                1999                1998
                                                   ----------------   ----------------    ----------------
     Operating loss:
         U.S. nursing homes                        $       (848,000)  $    (11,814,000)   $      1,041,000
         U.S. assisted living facilities                   (541,000)          (684,000)            708,000
         Canadian operations                              1,868,000          1,726,000           2,060,000
         Corporate                                       (2,538,000)        (2,522,000)         (2,767,000)
                                                   ----------------   ----------------    ----------------
              Total                                $     (2,059,000)  $    (13,294,000)   $      1,042,000
                                                   ================   ================    ================

     Long-lived assets:
         U.S. nursing homes                        $     33,178,000   $     32,777,000    $     41,072,000
         U.S. assisted living facilities                 33,216,000         34,332,000          33,987,000
         Canadian operations                             12,164,000         12,933,000          10,536,000
         Corporate                                          858,000            944,000           1,914,000
                                                   ----------------   ----------------    ----------------
              Total                                $     79,416,000   $     80,986,000    $     87,509,000
                                                   ================   ================    ================
     Total assets:
         U.S. nursing homes                        $     56,387,000   $     55,796,000    $     75,326,000
         U.S. assisted living facilities                 36,075,000         36,309,000          36,926,000
         Canadian operations                             17,154,000         16,738,000          13,718,000
         Corporate                                        2,860,000          1,134,000           3,492,000
         Eliminations                                   (10,720,000)       (13,792,000)         (8,168,000)
                                                   ----------------   ----------------    ----------------
              Total                                $    101,756,000   $     96,185,000    $    121,294,000
                                                   ================   ================    ================
     Capital expenditures:
         U.S. nursing homes                        $      1,273,000   $      1,341,000    $      4,043,000
         U.S. assisted living facilities                    774,000            937,000             688,000
         Canadian operations                                301,000          1,856,000             422,000
         Corporate                                           33,000            248,000              33,000
                                                   ----------------   ----------------    ----------------
              Total                                $      2,381,000   $      4,382,000    $      5,186,000
                                                   ================   ================    ================

15.      NON-RECURRING CHARGES

         The Company has recorded various non-recurring charges as presented below:

                                                                     2000             1999              1998
                                                               -------------     -------------    -------------
      Advisory, consulting and debt maturity extension
         fees incurred in conjunction with restructuring
         of lease and debt agreements                          $   1,708,000     $           -    $           -
      Impaired assets                                                      -           500,000        2,858,000
      Information systems conversion                                       -                 -        1,166,000
      Legal and contractual settlements                                    -                 -        1,276,000
      Termination of proposed financing and acquisition
         transactions                                                      -                 -          559,000
                                                               -------------     -------------    -------------
                                                               $   1,708,000     $     500,000    $   5,859,000
                                                               =============     =============    =============

         As discussed in Note 4, the Company entered into a Settlement and Restructuring Agreement with Omega on November 8, 2000. In conjunction with and during the related negotiations of the Settlement and Restructuring Agreement, the Company also entered into various debt extension agreements. The non-recurring charges recorded during 2000 represent advisory, consulting and debt maturity extension fees incurred in conjunction with the Settlement and Restructuring Agreement.

         As discussed in Note 5, the Company has recorded total charges of $3,000,000 ($500,000 in 1999 and $2,500,000 in 1998) for the estimated impairment of the Company's investment in TDLP due to the continuing funding of certain contractual cash flow requirements. In addition, during 1998, management identified two locations for which leases would not be renewed and recorded an impairment loss of $358,000 related to certain long-lived assets with respect to these locations.

         During 1998, in connection with its decision to convert all management information systems with respect to the Company's United States nursing homes, the Company abandoned much of its existing software and eliminated much of its regional infrastructure in favor of a more centralized accounting organization. The related $1,166,000 charge in 1998 represents the write-off of capitalized software costs, costs associated with the closing of certain regional offices and severance packages of affected personnel.

         During 1998, the Company recorded costs related to certain legal matters and contractual disputes that were settled, resulting in total charges of $1,276,000.

         During 1998, the Company also wrote off costs associated with terminated prospective financing and acquisition transactions.


16.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         Selected quarterly financial information for each of the quarters in the years ended December 31, 2000 and 1999 is as follows:

                                                                             QUARTER
                                         -----------------------------------------------------------------------------
                    2000                       FIRST               SECOND             THIRD              FOURTH
      -------------------------------    ---------------      --------------     ---------------   -------------------
      Net revenues                       $    47,338,000      $   48,262,000     $    50,301,000   $    50,134,000
                                         ===============      ==============     ===============   ===============
      Net income (loss)                  $        85,000      $       73,000(1)  $       149,000(1)$    (4,157,000)(1)(2)
                                         ===============      ==============     ===============   ===============
      Basic and diluted income
         (loss) per share                $           .02      $          .01     $           .03   $          (.76)(1)(2)
                                         ===============      ==============     ===============   ===============

         --------------------
         (1) Includes non-recurring charges totaling $1,708,000 related to the restructuring, amending and extension of the Company's lease and debt agreements (see Note 15). Of the total $1,708,000, $263,000 was recorded during the second quarter, $359,000 was recorded during the third quarter and $1,086,000 was recorded during the fourth quarter.
         (2) Includes a $1,500,000 charge recorded as a result of the unfavorable development of professional liability insurance claims during the fourth quarter (see Note 12).

                                                                            QUARTER
                                         -----------------------------------------------------------------------------
                    1999                       FIRST               SECOND             THIRD              FOURTH
      --------------------------------   ---------------      --------------     ---------------       ---------------
      Net revenues                       $    46,712,000      $   44,590,000     $    44,500,000       $    46,216,000
                                         ===============      ==============     ===============       ===============
      Net loss                           $      (983,000)(1)  $   (2,606,000)    $    (4,217,000)(2)   $   (13,870,000)(3)
                                         ===============      ==============     ===============       ===============
      Basic and diluted loss per share   $          (.18)(1)  $         (.48)    $          (.77)(2)   $         (2.55)(3)
                                         ===============      ==============     ===============       ===============

         ---------------------------
         (1) Includes the write-off of certain deferred charges of $277,000, net of tax, due to mandated change in accounting principle (see Note 2).

         (2) Includes non-recurring charges of $500,000 for the estimated impairment of the Company's investment in TDLP (see Notes 5 and 15).

         (3) Includes the write-off of deferred tax assets totaling $12,802,000 (see Note 11).

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Advocat Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Advocat Inc. and subsidiaries, included in this Annual Report on Form 10-K and have issued our report thereon dated March 29, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule listed in the index under Item 16(b) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements, and, in our opinion, fairly states in all material respect the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                         ARTHUR ANDERSEN LLP
Nashville, Tennessee
March 29, 2001

                                  ADVOCAT INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

   Column A          Column B                Column C                    Column D       Column E
   --------          --------    --------------------------------        --------       --------
                                           Additions
                                 --------------------------------
                     Balance
                       at          Charged                                               Balance
                    Beginning        to         Charged                                    at
                       of        Costs and     to Other                 Deductions       End of
Description          Period       Expenses     Accounts     Other          (1)           Period
- ------------------------------------------------------------------------------------------------
Year ended
 December 31,
 2000:
 Allowance
 for doubtful
 accounts            $4,958        $2,881        $  --      $  --        $(2,804)        $5,035
                     ======        ======        =====      =====        =======         ======

Year ended
 December 31,
 1999:
 Allowance
 for doubtful
 accounts            $2,650        $7,037        $  --      $ 100        $(4,829)        $4,958
                     ======        ======        =====      =====        =======         ======

Year ended
 December 31,
 1998:
 Allowance
 for doubtful
 accounts            $2,702        $2,306        $  --      $  --        $(2,358)        $2,650
                     ======        ======        =====      =====        =======         ======

- ----------
(1)      Amounts written off as uncollectible accounts, net of recoveries.

Exhibit
Number                         Description of Exhibits
- ------                         -----------------------
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

10.2     Asset Contribution Agreement among Diversicare Inc. and Certain of its
         Direct and Indirect Subsidiaries dated May 10, 1994 (incorporated by

Exhibit
Number                         Description of Exhibits
- ------                         -----------------------
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

10.11    Employment Agreement dated June 28, 1999 by and between the Company and
         Richard Vacek (incorporated by reference to Exhibit 10.3 to the

Exhibit
Number                         Description of Exhibits
- ------                         -----------------------
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

Exhibit
Number                         Description of Exhibits
- ------                         -----------------------
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

Exhibit
Number                         Description of Exhibits
- ------                         -----------------------
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

Exhibit
Number                         Description of Exhibits
- ------                         -----------------------
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

Exhibit
Number                         Description of Exhibits
- ------                         -----------------------
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

Exhibit
Number                         Description of Exhibits
- ------                         -----------------------
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

Exhibit
Number                         Description of Exhibits
- ------                         -----------------------
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

Exhibit
Number                         Description of Exhibits
- ------                         -----------------------
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

Exhibit
Number                         Description of Exhibits
- ------                         -----------------------
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

10.76    Form of Fifth Amendment to Master Credit and Security Agreement between
         Diversicare Management Services Co. and First American National Bank

Exhibit
Number                         Description of Exhibits
- ------                         -----------------------
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

10.82 Employment Agreement dated January 1, 2000 by and between the Company and James F. Mills, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March
         31, 2000).

21       Subsidiaries of the Registrant.

23       Consent of Arthur Andersen LLP.