Form 10-Q
period 2001-03-31
ADVOCAT INC
filed 2001-05-15
CIK 919956

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

CHECK ONE:

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2001
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSACTION PERIOD FROM _________ TO _________.

COMMISSION FILE NO.:    1-12996

                                  ADVOCAT INC.
                    ----------------------------------------
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

                                      NONE
                               --------------------
 (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT.)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO

                                    5,491,621
                                 ----------------
       (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF MAY 9, 2001)

                          PART I. FINANCIAL INFORMATION


ITEM 1  -  FINANCIAL STATEMENTS

                                  ADVOCAT INC.
                       INTERIM CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS AND UNAUDITED)


                                                              MARCH 31,     DECEMBER 31,
                                                                2001           2001
                                                                ----           ----
CURRENT ASSETS:
    Cash and cash equivalents                               $   1,492       $   4,496
    Receivables, less allowance for doubtful
         accounts of $5,037 and $5,035, respectively           15,021          15,111
    Inventories                                                   547             633
    Prepaid expenses and other assets                           1,748           2,100
                                                                -----           -----
              Total current assets                             18,808          22,340
                                                               ------          ------

PROPERTY AND EQUIPMENT, at cost                                89,665          89,567
    Less accumulated depreciation and amortization            (25,693)        (24,418)
                                                               ------          ------
    Net property and equipment                                 63,972          65,149
                                                               ------          ------

OTHER ASSETS:
    Deferred financing and other costs, net                       593             572
    Deferred lease costs, net                                   2,031           2,085
    Assets held for sale or redevelopment                       1,476           1,476
    Investments in and receivables from joint ventures          8,724           8,333
    Other                                                       1,888           1,801
                                                                -----           -----
              Total other assets                               14,712          14,267
                                                               ------          ------
                                                            $  97,492       $ 101,756
                                                              =======         =======


                                   (Continued)

                                  ADVOCAT INC.

                       INTERIM CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS AND UNAUDITED)
                                   (CONTINUED)


                                                                                      MARCH 31,      DECEMBER 31,
                                                                                        2001             2000
                                                                                        ----             ----
CURRENT LIABILITIES:
    Current portion of long-term debt                                                $  57,234       $  61,229
    Trade accounts payable                                                               8,047           6,875
    Accrued expenses:
         Payroll and employee benefits                                                   4,714           5,241
         Interest                                                                          229             232
         Self-insurance reserves                                                         4,674           4,445
         Other                                                                           4,879           4,387
                                                                                     ---------       ---------
              Total current liabilities                                                 79,777          82,409
                                                                                     ---------       ---------

NONCURRENT LIABILITIES:
    Long-term debt, less current portion                                                 4,846           5,016
    Self-insurance reserves, less current portion                                        3,975           3,586
    Other                                                                                5,236           5,245
                                                                                     ---------       ---------
              Total noncurrent liabilities                                              14,057          13,847
                                                                                     ---------       ---------

COMMITMENTS AND CONTINGENCIES

SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK authorized 600,000 shares, $.10 par value, 393,658 shares issued and outstanding at March 31, 2001 and
    December 31, 2000, respectively, at redemption value                                 3,416           3,358
                                                                                     ---------       ---------

SHAREHOLDERS' EQUITY:
    Preferred stock, authorized 1,000,000 shares, $.10 par value,
         none issued and outstanding                                                      --              --
    Common stock, authorized 20,000,000 shares, $.01 par value,
         5,492,000 issued and outstanding at March 31, 2001 and
         December 31, 2000, respectively                                                    55              55
    Paid-in capital                                                                     15,907          15,907
    Accumulated deficit                                                                (15,720)        (13,820)
                                                                                     ---------       ---------
              Total shareholders' equity                                                   242           2,142
                                                                                     ---------       ---------
                                                                                     $  97,492       $ 101,756
                                                                                     =========       =========


          The accompanying notes are an integral part of these interim consolidated balance sheets.

                                  ADVOCAT INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, AND UNAUDITED)


                                                THREE MONTHS ENDED MARCH 31,
                                                     2001          2000
                                                     ----          ----
REVENUES:
    Patient revenues                              $ 38,312       $35,972
    Resident revenues                               10,420        10,425
    Management fees                                    911           901
    Interest                                            46            40
                                                  --------       -------
         Net revenues                               49,689        47,338
                                                  --------       -------

EXPENSES:
    Operating                                       39,735        36,425
    Lease                                            5,175         5,276
    General and administrative                       3,235         2,817
    Interest                                         1,516         1,454
    Depreciation and amortization                    1,411         1,234
                                                  --------       -------
         Total expenses                             51,072        47,206
                                                  --------       -------


INCOME (LOSS) BEFORE INCOME TAXES                   (1,383)          132
PROVISION FOR INCOME TAXES                              90            47
                                                  --------       -------
NET INCOME (LOSS)                                 $ (1,473)      $    85
                                                  ========       =======

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
    Basic                                         $   (.27)      $   .02
                                                  ========       =======
    Diluted                                       $   (.27)      $   .02
                                                  ========       =======

WEIGHTED AVERAGE SHARES:
    Basic                                            5,492         5,492
                                                  ========       =======
    Diluted                                          5,492         5,492
                                                  ========       =======


          The accompanying notes are an integral part of these interim consolidated financial statements.

                                  ADVOCAT INC.

             INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                          (IN THOUSANDS AND UNAUDITED)


                                               THREE MONTHS ENDED MARCH 31,
                                               ----------------------------
                                                     2001       2000
                                                     ----       ----
NET INCOME (LOSS)                                 $(1,473)      $ 85

OTHER COMPREHENSIVE INCOME (LOSS):
    Foreign currency translation adjustments         (676)        19
    Income tax benefit (expense)                      249         (7)
                                                  -------       ----
                                                     (427)        12
                                                  -------       ----
COMPREHENSIVE INCOME (LOSS)                       $(1,900)      $ 97
                                                  =======       ====


          The accompanying notes are an integral part of these interim consolidated financial statements.

                                  ADVOCAT INC.

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)


                                                                     THREE MONTHS ENDED MARCH 31,
                                                                     ----------------------------
                                                                          2001          2000
                                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                   $(1,473)      $    85
    Items not involving cash:
         Depreciation and amortization                                    1,411         1,234
         Provision for doubtful accounts                                    760           819
         Provision for self-insured professional liability                2,330         1,437
         Equity earnings in joint ventures                                  (33)          (59)
         Amortization of deferred balances                                  258          (150)
         Amortization of discount on non-interest bearing
              promissory note                                                67           -0-
         Series B redeemable convertible preferred stock dividends           58           -0-
         Provision for leases in excess of cash payments                    406           -0-
    Changes in other assets and liabilities:
         Receivables                                                       (933)       (1,036)
         Inventories                                                         86           (99)
         Prepaid expenses and other assets                                  354        (1,026)
         Trade accounts payable and accrued expenses                       (911)         (240)
                                                                        -------       -------
              Net cash provided by operating activities                   2,380           965
                                                                        -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment, net                               (727)         (368)
    Investment in TDLP                                                     (609)          -0-
    Mortgages receivable, net                                               155           273
    Deposits and other deferred balances                                    -0-          (207)
    Investment in and advances (to) from joint ventures, net                269          (322)
    TDLP partnership distributions                                          136            53
                                                                        -------       -------
         Net cash used in investing activities                             (776)         (571)
                                                                        -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from (repayment of) bank line of credit                 (2,804)          750
    Repayment of debt obligations                                        (1,180)         (384)
    Advances from (to) TDLP, net                                           (515)          182
    Increase in lease obligations                                           -0-            23
    Financing costs                                                        (109)          -0-
                                                                        -------       -------
         Net cash provided by (used in) financing activities             (4,608)          571
                                                                        -------       -------


                                   (Continued)

                                  ADVOCAT INC.

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)
                                   (CONTINUED)

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                         2001         2000
                                                         ----         ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      $(3,004)      $  965

CASH AND CASH EQUIVALENTS, beginning of period          4,496        1,913
                                                      -------       ------

CASH AND CASH EQUIVALENTS, end of period              $ 1,492       $2,878
                                                      =======       ======
SUPPLEMENTAL INFORMATION:
    Cash payments of interest                         $ 1,388       $1,519
                                                      =======       ======
    Cash payments (refunds) of income taxes, net      $     0       $   18
                                                      =======       ======


          The accompanying notes are an integral part of these interim consolidated financial statements.

                                  ADVOCAT INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2001 AND 2000


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

As of March 31, 2001, the Company operates 120 facilities consisting of 64 nursing homes with 7,230 licensed beds and 56 assisted living facilities with 5,245 units. The Company owns 7 nursing homes, leases 36 others, and manages 21 nursing homes. The Company owns 16 assisted living facilities, leases 25 others, and manages the remaining 15 assisted living facilities. The Company holds a minority interest in seven of these managed assisted living facilities. The Company operates 51 nursing homes and 33 assisted living facilities in the United States and 13 nursing homes and 23 assisted living facilities in Canada. The Company operates facilities in Alabama, Arkansas, Florida, Georgia, Kentucky, North Carolina, Ohio, South Carolina, Tennessee, Texas, Virginia, West Virginia and the Canadian provinces of Alberta, British Columbia, Nova Scotia and Ontario.

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

2.       BASIS OF FINANCIAL STATEMENTS

The interim consolidated financial statements for the three month periods ended March 31, 2001 and 2000, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all adjustments necessary to present fairly the financial position at March 31, 2001 and the results of operations and the cash flows for the three month periods ended March 31, 2001 and 2000.

The results of operations for the three month periods ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for the entire respective years. These interim financial statements should be read in connection with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

The accompanying consolidated financial statements have been prepared assuming that Advocat will continue as a going concern. The Company has incurred operating losses in the three months ended March 31, 2001 and the years ended December 31, 2000, 1999 and 1998 and has limited resources available to meet its operating, capital expenditure and debt service requirements during 2001. The Company has a net working capital deficit of $61.0 million as of March 31, 2001. Effective March 9, 2001, the Company has also obtained professional liability insurance coverage that, based on historical claims experience, could be substantially less than the claims to be incurred during 2001. The ultimate payments on professional liability claims accrued as of March 31, 2001 and claims that could be incurred during 2001 could require cash resources during 2001 that would be in excess of the Company's available cash or other resources. The Company is also not in compliance with certain debt covenants that allow the holders of substantially all of the Company's debt to demand immediate repayment. Although the Company does not anticipate that such demand will be made, the continued forbearance on the part of the Company's lenders cannot be assured at this time. Accordingly, the Company has classified the related debt principal amounts as current liabilities in the accompanying consolidated financial statements as of March 31, 2001 and December 31, 2000. Given that events of default exist under the Company's working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances. An event of default under the Company's debt agreements could lead to actions by the lenders that could result in an event of default under the Company's lease agreements covering a majority of its United States nursing facilities. Should such a default occur in the related lease agreements, the lessor would have the right to terminate the lease agreements. At a minimum, the Company's cash requirements during 2001 include funding operations (including potential payments related to professional liability claims), capital expenditures, scheduled debt service, and working capital requirements. No assurance can be given that the Company will have sufficient cash to meet its requirements during 2001.

The Company is currently discussing potential waiver, amendment and refinancing alternatives with its lenders. If the Company's lenders force immediate repayment, the Company would not be able to repay the related debt outstanding. The Company's management has implemented a plan to enhance revenues related to the operations of the Company's nursing homes and assisted living facilities. Management believes that revenues in future periods will increase as a result of increased occupancy rates resulting from an increased emphasis on attracting and retaining patients and residents. On May 9, 2001, the Company received confirmation that the Arkansas Department of Human Services was implementing a new reimbursement methodology, with an effective date of January 12, 2001. This new methodology has the effect of increasing the daily reimbursement in Arkansas by approximately 24.7%, resulting in additional revenue to the Company of approximately $755,000 in the first quarter. The Arkansas Department of Human Services is partially funding this revenue increase by assessing a quality assurance fee to all the Arkansas facilities, with an effective date of March 9, 2001. As a result, the Company recorded as additional operating expenses $114,000 for the quality assurance fee in the first quarter.

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

3.       INSURANCE MATTERS

The entire United States long-term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to patients and residents. As a result, the Company has numerous liability claims and disputes outstanding for professional liability and other related issues. Professional liability insurance up to certain limits is carried by the Company and its subsidiaries for coverage of such claims. However, due to the increasing number of claims against the Company and throughout the long-term care industry, the Company's professional liability insurance premiums and deductible amounts have increased substantially during 1999, 2000 and 2001.

As a result of the substantial premium increases for the 2001 policy year, effective March 9, 2001, the Company has obtained professional liability insurance coverage for its United States nursing homes that, based on historical claims experience, could be substantially less than the claims to be incurred. For claims made after March 9, 2001, the Company maintains general and professional liability insurance with coverage limits of $2,000,000 per medical incident and total aggregate policy coverage limits of $3,000,000 for its long-term care services. The 2001 policy is on a claims made basis and the Company is self-insured for the first $50,000 per occurrence.

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

For the policy periods January 1, 1998 through February 1, 1999, the Company is self-insured for the first $250,000 per occurrence and $2,500,000 in the aggregate per year with respect to the majority of its United States nursing homes. Effective February 1, 1999, all United States nursing homes became part of the $250,000/$2,500,000 deductible program.

The Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $7,515,000 and $6,859,000 at March 31, 2001 and December 31, 2000, respectively. Based on its assessment of claims currently outstanding against the Company and estimates for claims incurred but not reported, management currently believes that there have been no incurred claims that are in excess of established reserves and related insurance coverage. However, the ultimate results of the Company's professional liability claims and disputes are unknown at the present time. Any future judgments or settlements above the Company's per occurrence, per location or umbrella coverage could have a material adverse impact on the Company's financial position, cash flows and results of operations. Based on historical claims experience, the Company's professional liability insurance coverage for the period beginning March 9, 2001 could be substantially less than the claims to be incurred during 2001. The ultimate payments on professional liability claims accrued as of March 31, 2001 and claims that could be incurred during 2001 could require cash resources during 2001 that would be in excess of the Company's available cash or other resources. In addition, the ultimate payment of professional liability claims accrued as of March 31, 2001 and claims that could be incurred during 2001 could require cash resources during 2001 that would be in excess of the Company's available cash or other resources. These potential future payments could have a material adverse impact on the Company's financial position and cash flows.

4.       OTHER COMPREHENSIVE INCOME

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

Information with respect to the accumulated other comprehensive income balance is presented below:

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                       2001            2000
                                                       ----            ----
Foreign currency items:
     Beginning balance                             $(448,000)      $(173,000)
     Current-period change, net of income tax       (427,000)         12,000
                                                   ---------       ---------
     Ending balance                                $(875,000)      $(161,000)
                                                   =========       =========

     Positive amounts represent unrealized gains and negative amounts represent unrealized losses.

5.   OPERATING SEGMENT INFORMATION

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

                                        THREE MONTHS ENDED MARCH 31,
                                        ----------------------------
                                              (IN THOUSANDS)
                                            2001           2000
                                            ----           ----
Net revenues:
     U.S. nursing homes                   $ 37,658       $ 35,376
     U.S. assisted living facilities         8,099          8,033
     Canadian operations                     3,929          3,930
     Corporate                                   3             (1)
                                          --------       --------
          Total                           $ 49,689       $ 47,338
                                          ========       ========

Depreciation and amortization:
     U.S. nursing homes                   $    874       $    696
     U.S. assisted living facilities           424            423
     Canadian operations                        95             98
     Corporate                                  18             17
                                          --------       --------
          Total                           $  1,411       $  1,234
                                          ========       ========

Operating income (loss):
     U.S. nursing homes                   $   (997)      $    227
     U.S. assisted living facilities             4            104
     Canadian operations                       422            388
     Corporate                                (812)          (587)
                                          --------       --------
          Total                           $ (1,383)      $    132
                                          ========       ========


                                           MARCH 31,     DECEMBER 31,
                                             2001            2000
                                             ----            ----
Long-lived assets:
     U.S. nursing homes                   $ 33,586       $  33,178
     U.S. assisted living facilities        32,837          33,216
     Canadian operations                    11,423          12,164
     Corporate                                 838             858
                                          --------       ---------
          Total                           $ 78,684       $  79,416
                                          ========       =========

Total assets:
     U.S. nursing homes                   $ 55,206       $  56,387
     U.S. assisted living facilities        35,510          36,075
     Canadian operations                    15,778          17,154
     Corporate                               1,137           2,860
     Eliminations                          (10,139)        (10,720)
                                          --------       ---------
          Total                           $ 97,492       $ 101,756
                                          ========       =========

6.   RECLASSIFICATIONS

Certain amounts in the 2000 interim financial statements have been reclassified to conform with the 2001 presentation.


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

As of March 31, 2001, the Company operates 120 facilities, consisting of 64 nursing homes with 7,230 licensed beds and 56 assisted living facilities with 5,245 units. In comparison, at March 31, 2000, the Company operated 120 facilities composed of 65 nursing homes containing 7,307 licensed beds and 55 assisted living facilities containing 5,412 units. As of March 31, 2001, the Company owns 16 nursing homes, leases 36 others and manages the remaining 21 nursing homes. Additionally, the Company owns 16 assisted living facilities, leases 25 others and manages the remaining 15 assisted living facilities. The Company holds a minority interest in seven of these managed assisted living facilities. The Company operates 51 nursing homes and 33 assisted living facilities in the United States and 13 nursing homes and 23 assisted living facilities in Canada.

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

RESULTS OF OPERATIONS

The following tables present the unaudited interim statements of operations and related data for the three months ended March 31, 2001 and 2000.

                    (IN THOUSANDS)                   THREE MONTHS ENDED MARCH 31,
                                                     ----------------------------
                                             2001          2000        CHANGE         %
                                             ----          ----        ------        ---
REVENUES:
       Patient revenues                   $ 38,312       $35,972      $ 2,340        6.5
       Resident revenues                    10,420        10,425           (5)       0.0
       Management fees                         911           901           10        1.1
       Interest                                 46            40            6       15.0
                                          --------       -------      -------       ----
            Net revenues                    49,689        47,338        2,351        5.0
                                          --------       -------      -------       ----
EXPENSES:
       Operating                            39,735        36,425        3,310        9.1
       Lease                                 5,175         5,276         (101)      (1.9)
       General and administrative            3,235         2,817          418       14.8
       Interest                              1,516         1,454           62        4.3
       Depreciation and amortization         1,411         1,234          177       14.3
                                          --------       -------      -------       ----
            Total expenses                  51,072        47,206        3,866        8.2
                                          --------       -------      -------       ----

INCOME (LOSS) BEFORE INCOME TAXES           (1,383)          132       (1,515)
PROVISION FOR INCOME TAXES                      90            47           43
                                          --------       -------      -------
NET INCOME (LOSS)                         $ (1,473)      $    85      $(1,558)
                                          ========       =======      =======

PERCENTAGE OF NET REVENUES              THREE MONTHS ENDED MARCH 31,
                                        ----------------------------
                                            2001          2000
                                            ----          ----
REVENUES:
       Patient revenues                     77.1%         76.0%
       Resident revenues                    21.0          22.0
       Management fees                       1.8           1.9
       Interest                              0.1           0.1
                                          ------        ------
            Net revenues                   100.0%        100.0%
                                          ------        ------

OPERATING EXPENSES:
       Operating                            80.0          76.9
       Lease                                10.4          11.1
       General and administrative            6.5           6.0
       Interest                              3.1           3.1
       Depreciation and amortization         2.8           2.6
                                          ------        ------
            Total expenses                 102.8          99.7
                                          ------        ------

INCOME (LOSS) BEFORE INCOME TAXES           (2.8)          0.3
PROVISION FOR INCOME TAXES                   0.2           0.1
                                          ------        ------
NET INCOME (LOSS)                           (3.0)%         0.2%
                                          ======        ======

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2000

Revenues. Net revenues increased to $49.7 million in 2001 from $47.3 million in 2000, an increase of $2,351,000, or 5.0%. Patient revenues increased to $38.3 million in 2001 from $36.0 million in 2000, an increase of $2,340,000, or 6.5%. The increase in patient revenues is due to increased Medicare utilization and PPS rate increases at several facilities which became effective in April 2000 and increased Medicaid rates in Arkansas, partially offset by a 2.7% decline in occupancy in 2001 as compared to 2000. In addition, the Company closed a facility in August 2000. On May 9, 2001, the Company received confirmation that the Arkansas Department of Human Services was implementing a new reimbursement methodology, with an effective date of January 12, 2001. This new methodology has the effect of increasing the daily reimbursement in Arkansas by approximately 24.7%, resulting in additional revenue to the Company of approximately $755,000 in the first quarter. The Arkansas Department of Human Services is partially funding this revenue increase by assessing a quality assurance fee to all the Arkansas facilities, with an effective date of March 9, 2001. As a result, the Company recorded as additional operating expenses $114,000 for the quality assurance fee in the first quarter. As a percent of patient revenues, Medicare increased to 21.5% in 2001 from 20.4% in 2000 while Medicaid and similar programs decreased to 65.1% from 66.8% in 2000. Resident revenues total $10.4 million in both 2001 and 2000. The Company experienced increased revenue rates, offset by a 5.7% decline in resident days.

Ancillary service revenues, prior to contractual allowances, decreased to $5.4 million in 2001 from $5.8 million in 2000, a decrease of $460,000 or 7.9%. The decrease is primarily attributable to reductions in revenue availability under Medicare and is consistent with the Company's expectations. Although the $1,500 per patient annual ceiling has now been lifted for a two year period on physical, speech and occupational therapy services, the impact of the relief is not expected to be sufficient to offset the substantial losses that have been incurred by the Company and the long-term care industry from the provision of therapy services. The ultimate effect on the Company's operations cannot be predicted at this time because the extent and composition of the ancillary cost limitations are subject to change.

Operating Expense. Operating expense increased to $39.7 million in 2001 from $36.4 million in 2000, an increase of $3.3 million, or 9.1%. As a percent of patient and resident revenues, operating expense increased to 81.5% in 2001 from 78.5% in 2000. The increase as a percent of patient and resident revenues is primarily attributable to cost increases related to wages, professional liability and utilities. The largest component of operating expenses is wages, which increased to $21.1 million in 2001 from $19.9 million in 2000, an increase of $1.2 million, or 6.1%. The increase in wages is due to tighter labor markets in most of the areas in which the Company operates. The Company's professional liability costs for United States nursing homes, including insurance premiums and reserves for self-insured claims, increased to $2,494,000 in 2001 from $1,431,000 in 2000, an increase of $1,063,000 or 74.3%.

Lease Expense. Lease expense decreased to $5.2 million in 2001 from $5.3 million in 2000, a decrease of $101,000, or 1.9%. Effective October 1, 2000, the Company entered into an amended lease agreement with the primary lessor of the Company's United States nursing homes, which resulted in reduced lease costs. Partially offsetting this decrease, the majority of the Company's lease agreements include annual adjustments generally tied to inflation.

General and Administrative Expense. General and administrative expense increased to $3.2 million in 2001 from $2.8 million in 2000, an increase of $418,000, or 14.8%. As a percent of total net revenues, general and administrative expense increased to 6.5% in 2001 from 6.0% in 2000. This increase is attributable to various corporate expenses, including employee recruitment and relocation, legal and accounting costs.

Interest Expense. Interest expense increased to $1.5 million in 2001 from $1.4 million in 2000, an increase of $62,000, or 4.3%. The Company's average outstanding debt balance increased in 2001 as compared to 2000.

Depreciation and Amortization. Depreciation and amortization expenses increased to $1.4 million in 2001 from $1.2 million in 2000, an increase of $177,000, or 14.3%. This increase includes depreciation on future capital expenditures required as a result of certain provisions of the lease covering the majority of the Company's United States nursing homes.

Income Before Income Taxes; Net Income (Loss); Earnings (Loss) Per Share. As a result of the above, the income before income taxes and the cumulative effect of the change in accounting principle was a loss of $1.4 million in 2001 as compared to income of $132,000 in 2000, a decrease of $1.5 million. The income tax provision in 2000 relates to provincial taxes in Canada. The effective combined federal, state and provincial income tax rate was 36.0% in 2000. Net income was a loss of $1.5 million in 2001 as compared to income of $85,000 in 2000, a decrease of $1.6 million. The basic and diluted earnings (loss) per share were $(.27) each in 2001 as compared to $.02 each in 2000.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company had negative working capital of $61.0 million and a current ratio of 0.24, compared with negative working capital of $60.1 million and a current ratio of 0.27 at December 31, 2000. The Company has incurred losses during 2001, 2000, and 1999 and has limited resources available to meet its operating, capital expenditure and debt service requirements during 2001.

Certain of the Company's debt agreements contain various financial covenants, the most restrictive of which relate to current ratio requirements, tangible net worth, cash flow, net income (loss), and limits on the payment of dividends to shareholders. As of December 31, 2000 and March 31, 2001, the Company was not in compliance with certain of these financial covenants. The Company has not obtained waivers of the non-compliance. Cross-default or material adverse change provisions contained in the debt agreements allow the holders of substantially all of the Company's debt to demand immediate repayment. The Company would not be able to repay this indebtedness if the applicable lenders demanded repayment. Although the Company does not anticipate that such demand will be made, the continued forbearance on the part of the Company's lenders cannot be assured at this time. Given that events of default exist under the Company's working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances.

Based on regularly scheduled debt service requirements, the Company has a total of $5.1 million of debt that must be repaid or refinanced during 2001 and an additional $6.7 million that must be repaid or refinanced in January 2002. As a result of the covenant non-compliance and other cross-default provisions, the Company has classified a total of $57.2 million of debt as current liabilities as of March 31, 2001.

An event of default under the Company's debt agreements could lead to actions by the lenders that could result in an event of default under the Company's lease agreements covering a majority of its United States nursing facilities. Should such a default occur in the related lease agreements, the lessor would have the right to terminate the lease agreements.

The Company is currently discussing potential waiver, amendment and refinancing alternatives with its lenders. Of the total $5.1 million of scheduled debt maturities during 2001, the Company plans to repay $2.1 million from cash generated from operations and intends to refinance the remaining $3 million. The Company's management has implemented a plan to enhance revenues related to the operations of the Company's nursing homes and assisted living facilities. Management believes that revenues in future periods will increase as a result of increased occupancy rates resulting from an increased emphasis on attracting and retaining patients and residents. On May 9, 2001, the Company received confirmation that the Arkansas Department of Human Services was implementing a new reimbursement methodology, with an effective date of January 12, 2001. This new methodology has the effect of increasing the daily reimbursement in Arkansas by approximately 24.7%, resulting in additional revenue to the Company of approximately $755,000 in the first quarter. The Arkansas Department of Human Services is partially funding this revenue increase by assessing a quality assurance fee to all the Arkansas facilities, with an effective date of March 9, 2001. As a result, the Company recorded as additional operating expenses $114,000 for the quality assurance fee in the first quarter. Management has implemented a plan to attempt to minimize future expense increases through the elimination of excess operating costs. The Company is unable to predict if it will be successful in reducing operating losses, in negotiating waivers, amendments, or refinancings of outstanding debt, or if the Company will be able to meet any amended financial covenants in the future. Any demands for repayment by lenders or the inability to obtain waivers or refinance the related debt would have a material adverse impact on the financial position, results of operations and cash flows of the Company.

As of March 31, 2001, the Company had drawn $762,000 under its working capital line of credit. The total maximum outstanding balance of the working capital line of credit, including letters of credit outstanding, is $4,500,000. Of the total $4,500,000 of maximum availability, $1,000,000 is limited to certain maximum time period restrictions. There are certain additional restrictions based on certain borrowing base restrictions. As of March 31, 2001, the Company had $587,000 of letters of credit outstanding with the same bank lender, which further reduce the maximum available amount outstanding under the working capital line of credit. As of March 31, 2001, the Company had total additional borrowing availability of $3,158,000 under its working capital line of credit. In conjunction with the Company's execution of the Settlement and Restructuring Agreement with Omega Healthcare Investors, Inc., the Company amended the terms of the working capital line of credit, extending the maturity through January 2004 and modifying the interest rate from LIBOR plus 2.50% to the bank's prime rate plus .50% (up to a maximum of 9.50%) effective October 1, 2000.

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

Net cash provided by operating activities totaled $2.4 million and $1.0 million for the three month periods ended March 31, 2001 and 2000, respectively. These amounts primarily represent the cash flows from net operations plus changes in non-cash components of operations and by working capital changes.

Net cash used in investing activities totaled $776,000 and $571,000 for the three months periods ended March 31, 2001 and 2000, respectively. These amounts primarily represent purchases of property plant and equipment, investments in and advances to joint ventures and additional investments in TDLP, a limited partnership for which the Company serves as the general partner. The Company has used between $2.7 million and $5.2 million for capital expenditures in the three calendar years ending December 31, 2000. Substantially all such expenditures were for facility improvements and equipment, which were financed principally through working capital. For the year ended December 31, 2001, the Company anticipates that capital expenditures for improvements and equipment for its existing facility operations will be approximately $4.2 million, including $1.0 million for non-routine projects.

Net cash provided by (used in) financing activities totaled $(4,608,000) and $571,000 for the three month periods ended March 31, 2001 and 2000, respectively. The net cash provided from (used in) financing activities primarily represents net proceeds from issuance and repayment of debt.

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

Net accounts receivable attributable to the provision of patient and resident services at March 31, 2001 and December 31, 2000, totaled $19.2 million and $18.1 million, respectively, representing approximately 35 and 34 days in accounts receivable, respectively. Included in receivables as of March 31, 2001 is $755,000 related to the increase in Arkansas reimbursement. This amount is expected to be collected in the second quarter of 2001. Accounts receivable from the provision of management services were $856,000 and $721,000 at March 31, 2001 and December 31, 2000, respectively representing approximately 85 and 67 days in accounts receivable, respectively. The allowance for bad debt was $5.0 million at both March 31, 2001 and December 31, 2000.

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

On October 17, 2000, the Company was served with a civil complaint by the Florida Attorney General's office, in the case of State of Florida ex rel. Mindy Myers v. R. Brent Maggio, et al. In this case, the State of Florida has accused multiple defendants of violating Florida's False Claims Act. The Company, in its capacity as the manager of four nursing homes owned by Emerald Coast Healthcare, Inc. ("Emerald"), is named in the complaint, which accuses the Company of making illegal kickback payments to R. Brent Maggio, Emerald's sole shareholder, and fraudulently concealing such payments in the Medicaid cost reports filed by the nursing homes. At a hearing held April 25, 2001 in the Circuit Court of Leon County, Florida, the Court dismissed the State of Florida's complaint in its entirety based on the State's failure to plead false claims violations with sufficient particularity as required by law. The State was, however, granted 60 days to file an amended complaint. To date, the State of Florida has not filed an amended complaint, nor has it indicated whether the Company will be named as a defendant in any amended complaint that may be filed subsequently.

Under the Federal False Claims Act, health care companies may be named as a defendant in an action which is filed under court seal, without being informed of this fact until the government has substantially completed its investigation. In such cases, there sometimes occurs a provision for "partial lifting of the seal," in which the trial court orders that the seal may be lifted for purposes of giving the named defendant the opportunity to informally present its defenses and discuss settlement prospects with the government. In cases in which the judge orders such a "partial lifting of the seal," the defendant becomes aware of the case but is precluded from discussing it publicly. Management is aware of one such case being filed in federal court against the Company regarding billing practices at one of its nursing homes. The Company has retained counsel to defend it in the case and, while cooperating with the government in its investigation of the matter, intends to vigorously pursue its defense of the case. Based on all information currently known, the Company currently does not believe that the claims being made in this case are material to the Company's financial condition, cash flows or results of operations.

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

During 1999, 2000 and 2001, the Company also experienced the increased regulatory scrutiny that has been exerted on the industry in the form of increased fines and penalties. During 2000, one of the Company's facilities in Texas was decertified from the Medicaid and Medicare programs. The Company is actively engaged in the application and appeal process for the recertification of this facility.

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

Although refinements resulting from the BBRA and the BIPA have been well received by the United States nursing home industry, it is the Company's belief that the resulting revenue enhancements are still significantly less than the losses sustained by the industry due to the BBA. Current levels of or further reductions in government spending for long-term health care would continue to have an adverse effect on the operating results and cash flows of the Company. The Company will attempt to maximize the revenues available from governmental sources within the changes that have occurred and will continue to occur under the BBA. In addition, the Company will attempt to increase revenues from non-governmental sources, including expansion of its assisted living and Canadian operations to the extent capital is available to do so, if at all.

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

EXECUTIVE MANAGEMENT CHANGES

William R. Council, III, joined the Company effective March 5, 2001 as Executive Vice President, Chief Financial Officer and Secretary. James F. Mills, Jr., the former Senior Vice President, Chief Financial Officer and Assistant Secretary left the Company effective March 31, 2001.

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

RECENT ACCOUNTING PRONOUNCEMENTS

From June 1998 through June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and various amendments and interpretations. SFAS 133, as amended, establishes accounting and reporting standards requiring that any derivative instrument be recorded in the balance sheet as either in an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has adopted SFAS 133, as amended, effective January 1, 2001. The impact of the adoption of SFAS 133 had no impact on the Company's financial position, results of operations or cash flows.

FORWARD-LOOKING STATEMENTS

The foregoing discussion and analysis provides information deemed by Management to be relevant to an assessment and understanding of the Company's consolidated results of operations and its financial condition. It should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain statements made by or on behalf of the Company, including those contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties including, but not limited to, changes in governmental reimbursement, government regulation and health care reforms, the increased cost of borrowing under the Company's credit agreements, covenant waivers from the Company's lenders, possible amendments to the Company's credit agreements, ability to control ultimate professional liability costs, the impact of future licensing surveys, the ability to execute on the Company's acquisition program, both in obtaining suitable acquisitions and financing therefor, changing economic conditions as well as others. Investors also should refer to the risks identified in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as risks identified in the Company's Form 10-K for the year ended December 31, 2000 for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, the Company can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, cautions investors not to place undue reliance on them. Actual results may differ materially from those described in such forward-looking statements. Such cautionary statements identify important factors that could cause the Company's actual results to materially differ from those projected in forward-looking statements. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.


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



                                 ADVOCAT INC.

May 15, 2001
                                 By: /s/ William R. Council, III
                                     -----------------------------------------
                                     William R. Council, III
                                     Executive Vice-President, Secretary,
                                     Principal Financial Officer and Chief
                                     Accounting Officer and An Officer Duly
                                     Authorized to Sign on Behalf of the
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

 3.4         Certificate of Designation of Registrant.

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

 4.3         Summary of Shareholder Rights Plan adopted March 13, 1995 (incorporated by reference to Exhibit B of Exhibit 1 to Form 8-A filed March 30, 1995).

 4.4         Rights Agreement of Advocat Inc. dated March 23, 1995 (incorporated by reference to Exhibit 1 to Form 8-A filed March 30, 1995).

 4.5         Amended and Restated Rights Agreement dated as of December 7, 1998
             (incorporated by reference to Exhibit 1 to Form 8-A/A filed December 7,
             1998).

10.1         Settlement and Restructuring Agreement dated as of October 1, 2000 among Registrant, Diversicare Leasing Corp., Sterling Health Care
             Management, Inc., Diversicare Management Services Co., Advocat Finance,
             Inc., Omega Healthcare Investors, Inc. and Sterling Acquisition Corp.

10.2         Consolidated Amended and Restated Master Lease dated November 8,
             2000, effective October 1, 2000, between Sterling Acquisition Corp. (as
             Lessor) and Diversicare Leasing Corp. (as Lessee)

10.3         Management Agreement effective October 1, 2000, between Diversicare
             Leasing Corp. and Diversicare Management Services Co.

10.4 Amended and Restated Security Agreement dated as of November 8, 2000 between Diversicare Leasing Corp and Sterling Acquisition Corp.

10.5         Security Agreement dated as of November 8, 2000 between Sterling Health
             Care Management, Inc. and Sterling Acquisition Corp.

10.6         Guaranty given as of November 8, 2000 by Registrant, Advocat Finance,
             Inc., Diversicare Management Services Co., in favor of Sterling Acquisition
             Corp.

10.7         Reaffirmation of Obligations (Florida Managed Facilities) by Registrant and
             Diversicare Management Services Co. to and for the benefit of Omega
             Healthcare Investors.

10.8 Subordinated Note dated as of November 8, 2000 in the amount of $1,700,000 to Omega Healthcare Investors, Inc. from Registrant.

10.9         Master Amendment to Loan Documents and Agreement dated as of
             November 8, 2000, effective October 1, 2000, among Registrant, its subsidiaries and AmSouth Bank.

10.10        Reimbursement Promissory Note dated October 1, 2000 in the amount of
             $3,000,000 to AmSouth Bank from Registrant.

10.11        Second Amendment to Intercreditor Agreement among GMAC, AmSouth,
             Registrant and its subsidiaries.

10.12        Renewal Promissory Note dated October 1, 2000 in the amount of
             $3,500,000 to AmSouth Bank from Diversicare Management
             Services Co.

10.13        Renewal Promissory Note dated October 1, 2000 in the amount of
             $9,412,383.87 to AmSouth Bank from Diversicare Assisted Living Services
             NC, LLC.

10.14        Renewal Promissory Note dated October 1, 2000 in the amount of
             $4,500,000 made payable to AmSouth Bank from Diversicare Management
             Services Co.