Form 10-Q
period 2001-06-30
ADVOCAT INC
filed 2001-08-14
CIK 919956

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

CHECK ONE:

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2001

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSACTION PERIOD FROM --------- TO ---------.

COMMISSION FILE NO.:  1-12996
                     ---------

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

                                    5,493,287
--------------------------------------------------------------------------------
      (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF JULY 31, 2001)

                          PART I. FINANCIAL INFORMATION

ITEM 1  -  FINANCIAL STATEMENTS

                                  ADVOCAT INC.
                       INTERIM CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS AND UNAUDITED)

                                                                                     JUNE 30,     DECEMBER 31,
                                                                                       2001           2000
                                                                                    ---------      ---------
CURRENT ASSETS:
    Cash and cash equivalents                                                       $   2,711      $   4,496
    Receivables, less allowance for doubtful
         accounts of $5,493 and $5,035, respectively                                   14,402         15,111
    Inventories                                                                           525            633
    Prepaid expenses and other assets                                                   2,031          2,100
                                                                                    ---------      ---------
              Total current assets                                                     19,669         22,340
                                                                                    ---------      ---------

PROPERTY AND EQUIPMENT, at cost                                                        90,875         89,567
    Less accumulated depreciation and amortization                                    (27,138)       (24,418)
                                                                                    ---------      ---------
    Net property and equipment                                                         63,737         65,149
                                                                                    ---------      ---------
OTHER ASSETS:
    Deferred financing and other costs, net                                               663            572
    Deferred lease costs, net                                                           1,978          2,085
    Assets held for sale or redevelopment                                               1,476          1,476
    Investments in and receivables from joint ventures                                  8,947          8,333
    Other                                                                               2,000          1,801
                                                                                    ---------      ---------
              Total other assets                                                       15,064         14,267
                                                                                    ---------      ---------
                                                                                    $  98,470      $ 101,756
                                                                                    =========      =========


                                   (Continued)

                                  ADVOCAT INC.

                       INTERIM CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS AND UNAUDITED)
                                   (CONTINUED)

                                                                                     JUNE 30,     DECEMBER 31,
                                                                                       2001           2000
                                                                                    ---------      ---------
CURRENT LIABILITIES:
    Current portion of long-term debt                                               $  59,084      $  61,229
    Trade accounts payable                                                              8,026          6,875
    Accrued expenses:
         Payroll and employee benefits                                                  4,685          5,241
         Interest                                                                         224            232
         Self-insurance reserves                                                        4,352          4,445
         Other                                                                          4,670          4,387
                                                                                    ---------      ---------
              Total current liabilities                                                81,041         82,409
                                                                                    ---------      ---------
NONCURRENT LIABILITIES:
    Long-term debt, less current portion                                                4,619          5,016
    Self-insurance reserves, less current portion                                       4,844          3,586
    Other                                                                               6,258          5,245
                                                                                    ---------      ---------
              Total noncurrent liabilities                                             15,721         13,847
                                                                                    ---------      ---------
COMMITMENTS AND CONTINGENCIES

SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK authorized 600,000 shares, $.10 par value, 393,658 shares issued and outstanding at June 30, 2001 and
    December 31, 2000, respectively, at redemption value                                3,473          3,358

SHAREHOLDERS' EQUITY:
    Preferred stock, authorized 1,000,000 shares, $.10 par value,
         none issued and outstanding                                                       --             --
    Common stock, authorized 20,000,000 shares, $.01 par value,
         5,493,000 and 5,492,000 issued and outstanding at
         June 30, 2001 and December 31, 2000, respectively                                 55             55
    Paid-in capital                                                                    15,908         15,907
    Accumulated deficit                                                               (17,728)       (13,820)
                                                                                    ---------      ---------
              Total shareholders' equity (deficit)                                     (1,765)         2,142
                                                                                    ---------      ---------
                                                                                    $  98,470      $ 101,756
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

                                  ADVOCAT INC.
                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, AND UNAUDITED)

                                                   THREE MONTHS ENDED
                                                        JUNE 30,
                                                 ---------------------
                                                   2001         2000
                                                 --------      -------
REVENUES:
    Patient revenues                             $ 39,546      $36,702
    Resident revenues                              10,187       10,384
    Management fees                                   404        1,125
    Interest                                           33           51
                                                 --------      -------
         Net revenues                              50,170       48,262
                                                 --------      -------
EXPENSES:
    Operating                                      41,140       37,170
    Lease                                           5,180        5,258
    General and administrative                      3,371        2,879
    Interest                                        1,369        1,436
    Depreciation and amortization                   1,400        1,141
    Non-recurring charges                             -0-          263
                                                 --------      -------
         Total expenses                            52,460       48,147
                                                 --------      -------
INCOME (LOSS) BEFORE INCOME TAXES                  (2,290)         115
PROVISION FOR INCOME TAXES                             76           42
                                                 --------      -------
NET INCOME (LOSS)                                $ (2,366)     $    73
                                                 ========      =======
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
    Basic                                        $   (.43)     $   .01
                                                 ========      =======
    Diluted                                      $   (.43)     $   .01
                                                 ========      =======
WEIGHTED AVERAGE SHARES:
    Basic                                           5,492        5,492
                                                 ========      =======
    Diluted                                         5,492        5,492
                                                 ========      =======




          The accompanying notes are an integral part of these interim consolidated financial statements.

                                  ADVOCAT INC.

                 INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                          (IN THOUSANDS AND UNAUDITED)

                                                   THREE MONTHS ENDED
                                                        JUNE 30,
                                                 ---------------------
                                                   2001         2000
                                                 --------      -------
REVENUES:
    Patient revenues                             $ 77,858      $72,674
    Resident revenues                              20,607       20,810
    Management fees                                 1,315        2,026
    Interest                                           79           91
                                                 --------      -------
         Net revenues                              99,859       95,601
                                                 --------      -------
EXPENSES:
    Operating                                      80,875       73,596
    Lease                                          10,355       10,534
    General and administrative                      6,606        5,696
    Interest                                        2,885        2,890
    Depreciation and amortization                   2,811        2,375
    Non-recurring charges                             -0-          263
                                                 --------      -------
         Total expenses                           103,532       95,354
                                                 --------      -------
INCOME (LOSS) BEFORE INCOME TAXES                  (3,673)         247
PROVISION FOR INCOME TAXES                            166           89
                                                 --------      -------
NET INCOME (LOSS)                                $ (3,839)         158
                                                 ========      =======
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
    Basic                                        $   (.70)     $   .03
                                                 ========      =======
    Diluted                                      $   (.70)     $   .03
                                                 ========      =======
WEIGHTED AVERAGE SHARES:
    Basic                                           5,492        5,492
                                                 ========      =======
    Diluted                                         5,492        5,492
                                                 ========      =======



          The accompanying notes are an integral part of these interim consolidated financial statements.

                                  ADVOCAT INC.
             INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                          (IN THOUSANDS AND UNAUDITED)

                                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                                       JUNE 30,               JUNE 30,
                                                 ------------------      ------------------
                                                   2001       2000         2001        2000
                                                 -------      -----      -------      -----
NET INCOME (LOSS)                                $(2,366)     $  73      $(3,839)     $ 158

OTHER COMPREHENSIVE INCOME (LOSS):
    Foreign currency translation adjustments         561       (341)        (106)      (322)
    Income tax (provision) benefit                  (202)       123           38        116
                                                 -------      -----      -------      -----
                                                     359       (218)         (68)      (206)
                                                 -------      -----      -------      -----
COMPREHENSIVE INCOME (LOSS)                      $(2,007)     $(145)     $(3,907)     $ (48)
                                                 =======      =====      =======      =====







          The accompanying notes are an integral part of these interim consolidated financial statements.

                                  ADVOCAT INC.
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                      --------------------
                                                                       2001         2000
                                                                      -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                 $(3,839)     $   158
    Items not involving cash:
         Depreciation and amortization                                  2,811        2,375
         Provision for doubtful accounts                                1,396        1,419
         Provision for self insured professional liability              5,184        3,533
         Equity earnings in joint ventures                                (63)         (45)
         Amortization of deferred balances                                236         (200)
         Amortization of discount on non-interest bearing
              promissory note                                             134          -0-
         Series B redeemable convertible preferred stock dividend         115          -0-
         Provisions for leases in excess of cash payments               1,019          -0-
    Changes in other assets and liabilities:
         Receivables                                                     (939)      (1,260)
         Inventories                                                      108         (149)
         Prepaid expenses and other assets                                114         (856)
         Trade accounts payable and accrued expenses                   (2,635)      (1,396)
                                                                      -------      -------
              Net cash provided by operating activities                 3,641        3,579
                                                                      -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment, net                           (1,444)        (970)
    Investment in TDLP                                                   (609)         -0-
    Mortgages receivable, net                                              86          301
    Deposits and other deferred balances                                  -0-         (334)
    Investment in and advances (to) from joint ventures, net               84         (433)
    TDLP partnership distributions                                        150          105
                                                                      -------      -------
         Net cash used in investing activities                         (1,733)      (1,331)
                                                                      -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of debt obligations                                      (1,233)        (888)
    Net proceeds from (repayment of) bank line of credit               (1,404)         609
    Advances to TDLP, net                                                (798)        (333)
    Increase in lease obligations                                         -0-           46
    Financing costs                                                      (258)         -0-
                                                                      -------      -------
         Net cash used in financing activities                         (3,693)        (566)
                                                                      -------      -------


                                   (Continued)

                                  ADVOCAT INC.

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)
                                   (CONTINUED)


                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                      --------------------
                                                                       2001         2000
                                                                      -------      -------
INCREASE (DECREASE) IN CASH AND CASH  EQUIVALENTS                     $(1,785)     $ 1,682

CASH AND CASH EQUIVALENTS, beginning of period                          4,496        1,913
                                                                      -------      -------
CASH AND CASH EQUIVALENTS, end of period                              $ 2,711      $ 3,595
                                                                      =======      =======
SUPPLEMENTAL INFORMATION:
    Cash payments of interest                                         $ 2,893      $ 2,914
                                                                      =======      =======
    Cash payments (refunds) of income taxes, net                      $   138      $  (133)
                                                                      =======      =======






          The accompanying notes are an integral part of these interim consolidated financial statements.

                                  ADVOCAT INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000

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

As of June 30, 2001, the Company operates 120 facilities consisting of 64 nursing homes with 7,230 licensed beds and 56 assisted living facilities with 5,425 units. The Company owns seven nursing homes, leases 36 others, and manages 21 nursing homes. The Company owns 16 assisted living facilities, leases 25 others, and manages the remaining 15 assisted living facilities. The Company holds a minority interest in seven of these managed assisted living facilities. The Company operates 51 nursing homes and 33 assisted living facilities in the United States and 13 nursing homes and 23 assisted living facilities in Canada. The Company operates facilities in Alabama, Arkansas, Florida, Georgia, Kentucky, North Carolina, Ohio, South Carolina, Tennessee, Texas, Virginia, West Virginia and the Canadian provinces of Alberta, British Columbia, Nova Scotia and Ontario.

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

2.       BASIS OF FINANCIAL STATEMENTS

The interim consolidated financial statements for the three and six month periods ended June 30, 2001 and 2000, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all adjustments necessary to present fairly the financial position at June 30, 2001 and the results of operations for the three and six month periods ended June 30, 2001 and 2000, and the cash flows for the six month periods ended June 30, 2001 and 2000.

The results of operations for the three and six month periods ended June 30, 2001 and 2000 are not necessarily indicative of the operating results for the entire respective years. These interim consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

The accompanying consolidated financial statements have been prepared assuming that Advocat will continue as a going concern. The Company has incurred operating losses in the three and six month periods ended June 30, 2001 and the years ended December 31, 2000, 1999 and 1998 and has limited resources available to meet its operating, capital expenditure and debt service requirements during 2001. The Company has a net working capital deficit of $62.4 million as of June 30, 2001. Effective March 9, 2001, the Company has also obtained professional liability insurance coverage that, based on historical claims experience, could be substantially less than the claims that may be incurred during 2001. The Company would be obligated to pay any claim in excess of insurance coverage. In addition, the payment of professional liability claims by the Company's insurance carriers is dependent upon the financial solvency of the individual carriers. The Company is aware that one of its insurance carriers providing coverage for prior years claims is currently under rehabilitation proceedings. The ultimate payments by the Company of professional liability claims accrued as of June 30, 2001 and claims that could be incurred during 2001, because such claims exceed the Company's insurance coverage or because of the inability of an insurance carrier to pay such claims, may require cash resources during 2001 that would be in excess of the Company's available cash or other resources. The Company is also not in compliance with certain debt covenants that allow the holders of substantially all of the Company's debt to demand immediate repayment. Although the Company does not anticipate that such demand will be made, the continued forbearance on the part of the Company's lenders cannot be assured at this time. Accordingly, the Company has classified the related debt principal amounts as current liabilities in the accompanying consolidated financial statements as of June 30, 2001 and December 31, 2000. Given that events of default exist under the Company's working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances. Such events of default under the Company's debt agreements could lead to actions by the lenders that would result in an event of default under the Company's lease agreements covering a majority of its United States nursing facilities. Should such a default occur in the related lease agreements, the lessor would have the right to terminate the lease agreements. At a minimum, the Company's cash requirements during 2001 include funding operations (including potential payments related to professional liability claims), capital expenditures, scheduled debt service, and working capital requirements. No assurance can be given that the Company will have sufficient cash to meet its requirements during 2001.

The Company is currently discussing potential waiver, amendment and refinancing alternatives with its lenders. If the Company's lenders force immediate repayment, the Company would not be able to repay the related debt outstanding. The Company's management has implemented a plan to enhance revenues related to the operations of the Company's nursing homes and assisted living facilities. Management believes that revenues in future periods will increase as a result of Medicare and certain state Medicaid rate increases. In addition, the Company has emphasized attracting and retaining patients and residents. On May 9, 2001, the Company received confirmation that the Arkansas Department of Human Services was implementing a new reimbursement methodology, with an effective date of January 12, 2001. This new methodology resulted in additional revenue to the Company of approximately $1,150,000 and $1,905,000 in the three and six month periods ended June 30, 2001, respectively. The Arkansas Department of Human Services is partially funding this revenue increase by assessing a quality assurance fee to all the Arkansas facilities, with an effective date of March 9, 2001. As a result, the Company recorded as additional operating expenses for the quality assurance fee totaling $459,000 and $574,000 for the three and six month periods ended June 30, 2001. Management has implemented a plan to attempt to minimize future expense increases through the elimination of excess operating costs. Management will also attempt to minimize professional liability claims in future periods by vigorously defending itself against all such claims and through the additional supervision and training of staff employees. The Company is unable to predict if it will be successful in reducing operating losses, in negotiating waivers, amendments, or refinancings of outstanding debt, or if the Company will be able to meet any amended financial covenants in the future. Any demands for repayment by lenders or the inability to obtain waivers or refinance the related debt would have a material adverse impact on the financial position, results of operations and cash flows of the Company. If the Company is unable to generate sufficient cash flow from its operations or successfully negotiate debt or lease amendments, it will explore a variety of other options, including but not limited to other sources of equity or debt financings, asset dispositions, or relief under the United States Bankruptcy code. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

For the policy periods January 1, 1998 through February 1, 1999, the Company is self-insured for the first $250,000 per occurrence and $2,500,000 in the aggregate per year with respect to the majority of its United States nursing homes. From February 1, 1999 until March 9, 2000, all United States nursing homes became part of the $250,000/$2,500,000 deductible program.

For the policy years 2000 and 1999, the Company expects to ultimately incur the full aggregate deductible amounts and has established reserves based on this expectation.

The Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $8,198,000 and $6,859,000 at June 30, 2001 and December 31, 2000, respectively. As discussed in
Note 6, in June 2001 the Company became subject to a $78.425 million jury verdict, which judgment the company intends to appeal. This judgment and other contingent claims could eventually exceed the Company's insurance coverage and its recorded liabilities. The ultimate results of the Company's professional liability claims and disputes are unknown at the present time. Any final judgments or settlements above the Company's per occurrence, per location or umbrella coverage could have a material adverse impact on the Company's financial position, cash flows and results of operations.

Based on historical claims experience, the Company's professional liability insurance coverage for the period beginning March 9, 2001 could be substantially less than the claims to be incurred during 2001. The Company would be obligated to pay any claims in excess of its insurance coverage. In addition, the payment of professional liability claims by the Company's insurance carriers is dependent upon the financial solvency of the individual carriers. The Company is aware that one of its insurance carriers providing coverage for prior years claims is currently under rehabilitation proceedings. The ultimate payments by the Company of professional liability claims accrued as of June 30, 2001 and claims that could be incurred during 2001, because such claims exceed the Company's insurance coverage or because of the inability of an insurance carrier to pay such claims, could require cash resources during 2001 that would be in excess of the Company's available cash or other resources.

4.       OTHER COMPREHENSIVE INCOME

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires the reporting of comprehensive income (loss) in addition to net income
(loss) from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Information with respect to the accumulated other comprehensive income (loss) balance is presented below:

                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      JUNE 30,                 JUNE 30,
                                                 2001         2000         2001         2000
                                               ---------    ---------    ---------    ---------
Foreign currency items:
    Beginning balance                          $(875,000)   $(161,000)   $(448,000)   $(173,000)
    Current period change, net of income tax     359,000     (218,000)     (68,000)    (206,000)
                                               ---------    ---------    ---------    ---------
    Ending balance                             $(516,000)   $(379,000)   $(516,000)   $(379,000)
                                               =========    =========    =========    =========

Positive amounts represent unrealized gains and negative amounts represent unrealized losses.

5.       SALE OF CANADIAN SUBSIDIARY

The Company signed a letter of intent to sell Diversicare Canada Management Services Co., Inc. ("Diversicare Canada"), Advocat's Canadian subsidiary to Counsel Corporation ("Counsel"). Pursuant to the letter of intent, Counsel is to acquire 100% of the outstanding stock of Diversicare Canada for $8 million. The transaction is subject to receipt of applicable approvals and the approval of a definitive purchase agreement. The letter of intent is subject to a variety of conditions, including the negotiation of definitive agreements and approval by the Company's primary bank lender. Although the letter of intent, by its terms, expired July 31, 2001, the Company is continuing its efforts to seek consents to allow the transaction to close as described. No assurances can be given that the sale of Diversicare Canada will be consummated.

Diversicare Canada manages a number of nursing homes for Counsel and other owners in Canada and, additionally, leases five assisted living complexes from Counsel. The proposed sale will consists of all of Advocat's Canadian operations, including 13 nursing homes and 23 assisted living facilities.

6.       ARKANSAS JURY AWARD

On June 22, 2001, a jury in Mena, Arkansas issued a verdict in a professional liability lawsuit against the Company and certain of its subsidiaries totaling $78.425 million. The Company filed motions with the court, asking the trial judge to overturn or reduce the verdict. On August 3, 2001, the Company's motions were denied. The Company plans to appeal the verdict.

The Company and the plaintiffs entered into a 15 day standstill following the verdict, during which the plaintiff's have agreed that they will not execute on the judgment. The Company has requested that its insurance carriers post bond for the verdict and is awaiting a response from them. In the event the Company's insurance carriers do not post the full amount of the bond, the Company does not have the financial resources to post a bond in the amount not covered by insurance. In that case, the Company would have to consider other alternatives, including seeking bankruptcy court protection, in order to stay execution of the judgment.

7.       RECLASSIFICATIONS

Certain amounts in the 2000 interim financial statements have been reclassified to conform with the 2001 presentation.

8.       NON-RECURRING CHARGES

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

9.      IMPLEMENTATION OF FINANCIAL ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") has been issued effective for fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The Company adopted the provisions of SFAS No. 133, as amended, effective January 1, 2001, as required; however, the Company's adoption of SFAS No. 133, as amended, did not have a material effect on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") regarding revenue recognition in financial statements. SAB 101 was effective January 1, 2000 but implementation was delayed until the fourth quarter of 2000. The Company's implementation of SAB 101 in the fourth quarter of 2000 did not have a material impact on its financial position, results of operations or cash flows on a quarterly or annual basis.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 requires that intangible assets with finite useful lives be amortized, and that goodwill and intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until the adoption of SFAS No. 142.

The Company has not determined the impact, if any, the adoption of SFAS No. 141 and SFAS No. 142 will have on its financial statements.

10.      OPERATING SEGMENT INFORMATION

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

                                        THREE MONTHS ENDED       SIX MONTHS ENDED
                                             JUNE 30,                 JUNE 30,
                                      ---------------------    --------------------
                                        2001         2000        2001        2000
                                      --------    ---------    --------    --------
Net revenues:
    U.S. nursing homes                $ 38,510    $  36,302    $ 76,167    $ 71,678
    U.S. assisted living facilities      7,843        8,062      15,943      16,096
    Canadian operation                   3,817        3,898       7,746       7,828
    Corporate                              -0-          -0-           3          (1)
                                      --------    ---------    --------    --------
         Total                        $ 50,170    $  48,262    $ 99,859    $ 95,601
                                      ========    =========    ========    ========
Depreciation and amortization:
    U.S. nursing homes                $    858    $     601    $  1,732    $  1,298
    U.S. assisted living facilities        429          423         853         845
    Canadian operation                      95           98         190         196
    Corporate                               18           19          36          36
                                      --------    ---------    --------    --------
         Total                        $  1,400    $   1,141    $  2,811    $  2,375
                                      ========    =========    ========    ========
Operating income (loss):
    U.S. nursing homes                $ (1,120)   $     583    $ (2,117)   $    810
    U.S. assisted living facilities       (870)        (866)          5         (99)
    Canadian operation                     356          457         778         845
    Corporate                             (656)        (826)     (1,468)     (1,413)
                                      --------    ---------    --------    --------
         Total                        $ (2,290)   $     115    $ (3,673)   $    247
                                      ========    =========    ========    ========

                                                               June 30,   December 31,
                                                                 2001        2000
                                                               --------    --------
Long-lived assets:
    U.S. nursing homes                                        $ 33,531    $  33,178
    U.S. assisted living facilities                             32,610       33,216
    Canadian operation                                          11,910       12,164
    Corporate                                                      750          858
                                                              --------    ---------
         Total                                                $ 78,801    $  79,416
                                                              ========    =========
Total assets:
    U.S. nursing homes                                        $ 56,287    $  56,387
    U.S. assisted living facilities                             35,152       36,075
    Canadian operation                                          16,697       17,154
    Corporate                                                    1,909        2,860
    Eliminations                                               (11,575)     (10,720)
                                                              --------    ---------
         Total                                                $ 98,470    $ 101,756
                                                              ========    =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Advocat Inc. (together with its subsidiaries, "Advocat" or the "Company") provides long-term care services to nursing home patients and residents of assisted living facilities in 12 states, primarily in the Southeast, and four Canadian provinces. The Company's facilities provide a range of health care services to their patients and residents. In addition to the nursing, personal care and social services usually provided in long-term care facilities, the Company offers a variety of comprehensive rehabilitation services as well as medical supply and nutritional support services. The Company completed its initial public offering in May 1994; however, its operational history can be traced to 1980 through common senior management who were involved in different organizational structures.

As of June 30, 2001, the Company operates 120 facilities, consisting of 64 nursing homes with 7,230 licensed beds and 56 assisted living facilities with 5,425 units. In comparison, at June 30, 2000, the Company operated 120 facilities composed of 64 nursing homes containing 7,230 licensed beds and 56 assisted living facilities containing 5,472 units. As of June 30, 2001, the Company owns seven nursing homes, leases 36 others and manages the remaining 21 nursing homes. Additionally, the Company owns 16 assisted living facilities, leases 25 others and manages the remaining 15 assisted living facilities. The Company holds a minority interest in seven of these managed assisted living facilities. The Company operates 51 nursing homes and 33 assisted living facilities in the United States and 13 nursing homes and 23 assisted living facilities in Canada.

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

RESULTS OF OPERATIONS

The following tables present the unaudited interim statements of operations and related data for the three and six months ended June 30, 2001 and 2000.

                  (IN THOUSANDS)
                                            THREE MONTHS ENDED JUNE 30,
                                         ----------------------------------
                                           2001           2000      CHANGE          %
                                         ---------      -------     -------      -------
REVENUES:
       Patient revenues                  $  39,546      $36,702     $ 2,844          7.7
       Resident revenues                    10,187       10,384        (197)        (1.9)
       Management fees                         404        1,125        (721)       (64.1)
       Interest                                 33           51         (18)       (35.3)
                                         ---------      -------     -------      -------
            Net revenues                    50,170       48,262       1,908          4.0
EXPENSES:
       Operating                            41,140       37,170       3,970         10.7
       Lease                                 5,180        5,258         (78)         1.5
       General and administrative            3,371        2,879         492         17.1
       Interest                              1,369        1,436         (67)        (4.7)
       Depreciation and amortization         1,400        1,141         259         22.7
       Non-recurring charges                   -0-          263        (263)      (100.0)
                                         ---------      -------     -------      -------
            Total expenses                  52,460       48,147       4,313          9.0
                                         ---------      -------     -------      -------
INCOME (LOSS) BEFORE INCOME TAXES           (2,290)         115      (2,405)
INCOME TAX PROVISION                            76           42          34
                                         ---------      -------     -------
NET INCOME (LOSS)                        $  (2,366)     $    73     $(2,439)
                                         =========      =======     =======

                  (IN THOUSANDS)
                                             SIX MONTHS ENDED JUNE 30,
                                         ----------------------------------
                                           2001           2000      CHANGE          %
                                         ---------      -------     -------      -------
REVENUES:
       Patient revenues                  $  77,858      $72,674       5,184          7.1
       Resident revenues                    20,607       20,810        (203)        (1.0)
       Management fees                       1,315        2,026        (711)       (35.1)
       Interest                                 79           91         (12)       (13.2)
                                         ---------      -------     -------      -------
            Net revenues                    99,859       95,601       4,258          4.5
                                         ---------      -------     -------      -------
EXPENSES:
       Operating                            80,875       73,596       7,279          9.9
       Lease                                10,355       10,534        (179)        (1.7)
       General and administrative            6,606        5,696         910         16.0
       Interest                              2,885        2,890          (5)        (0.2)
       Depreciation and amortization         2,811        2,375         436         18.4
       Non-recurring charges                   -0-          263        (263)      (100.0)
                                         ---------      -------     -------      -------
            Total expenses                 103,532       95,354       8,178          8.6
                                         ---------      -------     -------      -------
INCOME (LOSS) BEFORE INCOME TAXES           (3,673)         247      (3,920)
PROVISION FOR INCOME TAXES                     166           89          77
                                         ---------      -------     -------
NET INCOME (LOSS)                        $  (3,839)     $   158     $(3,997)
                                         =========      =======     =======



PERCENTAGE OF NET REVENUES


                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                   JUNE 30,                 JUNE 30,
                                             ------------------       ------------------
                                             2001         2000        2001         2000
                                             -----        -----       -----        -----
REVENUES:
    Patient revenues                          78.8%        76.1%       78.0%        76.0%
    Resident revenues                         20.3         21.5        20.6         21.8
    Management fees                            0.8          2.3         1.3          2.1
    Interest                                   0.1          0.1         0.1          0.1
                                             -----        -----       -----        -----
         Net revenues                        100.0        100.0       100.0        100.0
                                             =====        =====       =====        =====
OPERATING EXPENSES:
    Operating                                 82.0         77.0        81.0         77.0
    Lease                                     10.3         10.9        10.4         11.0
    General and administrative                 6.7          6.0         6.6          6.0
    Interest                                   2.8          3.0         2.9          3.0
    Depreciation and amortization              2.8          2.4         2.8          2.5
    Non-recurring charges                      0.0           .5         0.0          0.2
                                             -----        -----       -----        -----
         Total expenses                      104.6         99.8       103.7         99.7
                                             =====        =====       =====        =====
INCOME (LOSS) BEFORE INCOME TAXES             (4.6)         0.2        (3.7)         0.3
PROVISION FOR INCOME TAXES                     0.1          0.1         0.1          0.1
                                             -----        -----       -----        -----
NET INCOME (LOSS)                             (4.7)%        0.1        (3.8)%        0.2
                                             =====        =====       =====        =====

THREE MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2000

Revenues. Net revenues increased to $50.2 million in 2001 from $48.3 million in 2000, an increase of $1.9 million, or 4.0%. Patient revenues increased to $39.5 million in 2001 from $36.7 million in 2000, an increase of $2.8 million, or 7.7%. The increase in patient revenues is due to increased Medicaid rates in Arkansas and other states, increased Medicare utilization and Medicare rate increases and a 1.4% increase in occupancy in 2001 as compared to 2000. Partially offsetting these increases, the Company closed a facility in August 2000. On May 9, 2001, the Company received confirmation that the Arkansas Department of Human Services was implementing a new reimbursement methodology, with an effective date of January 12, 2001. This new methodology resulted in additional revenue to the Company of approximately $1,150,000 in the second quarter. The Arkansas Department of Human Services is partially funding this revenue increase by assessing a quality assurance fee to all the Arkansas facilities, with an effective date of March 9, 2001. As a result, the Company recorded as additional operating expenses $459,000 for the quality assurance fee in the second quarter. As a percent of patient revenues, Medicare increased to 23.1% in 2001 from 20.5% in 2000 while Medicaid and similar programs decreased to 64.0% from 64.2% in 2000. Resident revenues decreased to $10.2 million in 2001 from $10.4 million in 2000, a decrease of $197,000, or 1.9%. The Company experienced a 7.2% decline in resident days, partially offset by an increase in rates.

Ancillary service revenues, prior to contractual allowances, decreased to $5.4 million in 2001 from $5.7 million in 2000, a decrease of $229,000 or 4.0%. The decrease is primarily attributable to reductions in revenue availability under Medicare and is consistent with the Company's expectations. Although the $1,500 per patient annual ceiling has now been lifted for a two year period on physical, speech and occupational therapy services, the impact of the relief is not expected to be sufficient to offset the substantial losses that have been incurred by the Company and the long-term care industry from the provision of therapy services. The ultimate effect on the Company's operations cannot be predicted at this time because the extent and composition of the ancillary cost limitations are subject to change.

Management fee revenue decreased to $404,000 in 2001 from $1.1 million in 2000, a decrease of $721,000, or 64.1%. A management contract covering four nursing facilities includes a defined calculation of the "priority of distribution," which determines the amount of management fees which may be earned by the Company. The Company's management fee is the lesser of 6% of facility revenues or the amount determined by the priority of distribution calculation. The reduction of management fees is a result of increased operating costs of these facilities, including primarily professional liability and provisions for cost report settlements.

Operating Expense. Operating expense increased to $41.1 million in 2001 from $37.2 million in 2000, an increase of $4.0 million, or 10.7%. As a percent of patient and resident revenues, operating expense increased to 82.7% in 2001 from 78.9% in 2000. The increase in operating expenses is primarily attributable to cost increases related to wages, professional liability, bed taxes and utilities. The largest component of operating expenses is wages, which increased to $21.7 million in 2001 from $20.4 million in 2000, an increase of $1.3 million, or 6.5%.

The increase in wages is due to increased costs associated with increased Medicare census and tighter labor markets in most of the areas in which the Company operates, partially offset by reduced costs associated with reduced Medicaid census. The Company's professional liability costs for United States nursing homes and assisted living facilities, including insurance premiums and reserves for self-insured claims, increased to $2.5 million in 2001 from $2.0 million in 2000, an increase of $480,000 or 23.8%.

Lease Expense. Lease expense decreased to $5.2 million in 2001 from $5.3 million in 2000, a decrease of $78,000, or 1.5%. Effective October 1, 2000, the Company entered into an amended lease agreement with the primary lessor of the Company's United States nursing homes, which resulted in reduced lease costs. Partially offsetting this decrease, the majority of the Company's lease agreements include annual adjustments generally tied to inflation.

General and Administrative Expense. General and administrative expense increased to $3.4 million in 2001 from $2.9 million in 2000, an increase of $492,000, or 17.1%. As a percent of total net revenues, general and administrative expense increased to 6.7% in 2001 from 6.0% in 2000. This increase is attributable to various corporate expenses, including salaries and wages, employee recruitment and relocation, legal and accounting costs.

Interest Expense. Interest expense was approximately $1.4 million in both 2001 and 2000. Interest rate reductions on the Company's debt were offset by an increase in the Company's average outstanding debt balance in 2001 as compared to 2000.

Depreciation and Amortization. Depreciation and amortization expenses increased to $1.4 million in 2001 from $1.1 million in 2000, an increase of $259,000, or 22.7%. This increase includes depreciation on future capital expenditures required as a result of certain provisions of the lease covering the majority of the Company's United States nursing homes.

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

Income Before Income Taxes; Net Income (Loss); Earnings (Loss) Per Share. As a result of the above, the income before income taxes was a loss of $2.3 million in 2001 as compared to income of $115,000 in 2000, a decrease of $2.4 million. The income tax provision in 2001 relates to provincial taxes in Canada. The effective combined federal, state and provincial income tax rate was 36.0% in 2000. Net income was a loss of $2.4 million in 2001 as compared to income of $73,000 in 2000, a decrease of $2.4 million. The basic and diluted earnings
(loss) per share were $(.43) each in 2001 as compared to $.01 each in 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2000

Revenues. Net revenues increased to $99.9 million in 2001 from $95.6 million in 2000, an increase of $4.3 million, or 4.5%. Patient revenues increased to $77.9 million in 2001 from $72.7 million in 2000, an increase of $5.2 million, or 7.1%. The increase in patient revenues is due to increased Medicaid rates in Arkansas, increased Medicare utilization and Medicare rate increases and a 0.8% increase in occupancy in 2001 as compared to 2000. Partially offsetting these increases, the Company closed a facility in August 2000. On May 9, 2001, the Company received confirmation that the Arkansas Department of Human Services was implementing a new reimbursement methodology, with an effective date of January 12, 2001. This new methodology resulted in additional revenue to the Company of approximately $1,905,000 in the six months ended June 30, 2001. The Arkansas Department of Human Services is partially funding this revenue increase by assessing a quality assurance fee to all the Arkansas facilities, with an effective date of March 9, 2001. As a result, the Company recorded as additional operating expenses $574,000 for the quality assurance fee in the six months ended June 30, 2001. As a percent of patient revenues, Medicare increased to 21.5% in 2001 from 20.4% in 2000 while Medicaid and similar programs decreased to 65.1% from 66.8% in 2000. Resident revenues decreased to $20.6 million in 2001 from $20.8 million in 2000, a decrease of $203,000, or 1.0%. The Company experienced a 7.1% decline in resident days, partially offset by an increase in rates.

Ancillary service revenues, prior to contractual allowances, decreased to $10.8 million in 2001 from $11.5 million in 2000, a decrease of $689,000 or 6.0%. The decrease is primarily attributable to reductions in revenue availability under Medicare and is consistent with the Company's expectations. Although the $1,500 per patient annual ceiling has now been lifted for a two year period on physical, speech and occupational therapy services, the impact of the relief is not expected to be sufficient to offset the substantial losses that have been incurred by the Company and the long-term care industry from the provision of therapy services. The ultimate effect on the Company's operations cannot be predicted at this time because the extent and composition of the ancillary cost limitations are subject to change.

Management fee revenue decreased to $1.3 million in 2001 from $2.0 million, a decrease of $711,000, or 35.1%. A management contract covering four nursing facilities includes a defined calculation of the "priority of distribution", which determines the amount of management fees which may be earned by the Company. The Company's management fee is the lesser of 6% of facility revenues or the amount determined by the priority of distribution calculation. The reduction in management fee revenue is a result of increased operating costs of these facilities, including primarily professional liability and provisions for cost report settlements.

Operating Expense. Operating expense increased to $80.9 million in 2001 from $73.6 million in 2000, an increase of $7.3 million, or 9.9%. As a percent of patient and resident revenues, operating expense increased to 82.1% in 2001 from 78.7% in 2000. The increase in operating expenses is primarily attributable to cost increases related to wages, professional liability, bed taxes and utilities. The largest component of operating expenses is wages, which increased to $42.8 million in 2001 from $40.3 million in 2000, an increase of $2.6 million, or 6.3%. The increase in wages is due to tighter labor markets in most of the areas in which the Company operates. The Company's professional liability costs for United States nursing homes and assisted living facilities, including insurance premiums and reserves for self-insured claims, increased to $5.2 million in 2001 from $3.6 million in 2000, an increase of $1.6 million or 45.9%.

Lease Expense. Lease expense decreased to $10.4 million in 2001 from $10.5 million in 2000, a decrease of $179,000, or 1.7%. Effective October 1, 2000, the Company entered into an amended lease agreement with the primary lessor of the Company's United States nursing homes, which resulted in reduced lease costs. Partially offsetting this decrease, the majority of the Company's lease agreements include annual adjustments generally tied to inflation.

General and Administrative Expense. General and administrative expense increased to $6.6 million in 2001 from $5.7 million in 2000, an increase of $910,000, or 16.0%. As a percent of total net revenues, general and administrative expense increased to 6.6% in 2001 from 6.0% in 2000. This increase is attributable to various corporate expenses, including employee recruitment and relocation, legal and accounting costs.

Interest Expense. Interest expense was approximately $2.9 million in both 2001 and 2000. Interest rate reductions on the Company's debt were offset by an increase in the Company's average outstanding debt balance in 2001 as compared to 2000. The Company's average outstanding debt balance increased in 2001 as compared to 2000.

Depreciation and Amortization. Depreciation and amortization expenses increased to $2.8 million in 2001 from $2.4 million in 2000, an increase of $436,000, or 18.4%. This increase includes depreciation on future capital expenditures required as a result of certain provisions of the lease covering the majority of the Company's United States nursing homes.

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

Income Before Income Taxes; Net Income (Loss); Earnings (Loss) Per Share. As a result of the above, the income before income taxes was a loss of $3.7 million in 2001 as compared to income of $247,000 in 2000, a decrease of $3.9 million. The income tax provision in 2001 relates to provincial taxes in Canada. The effective combined federal, state and provincial income tax rate was 36.0% in 2000. Net income was a loss of $3.8 million in 2001 as compared to income of $158,000 in 2000, a decrease of $3.9 million. The basic and diluted earnings
(loss) per share were $(.70) each in 2001 as compared to $.03 each in 2000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company had negative working capital of $61.4 million and a current ratio of 0.24, compared with negative working capital of $60.1 million and a current ratio of 0.27 at December 31, 2000. The Company has incurred losses during 2001, 2000, and 1999 and has limited resources available to meet its operating, capital expenditure and debt service requirements during 2001.

Certain of the Company's debt agreements contain various financial covenants, the most restrictive of which relate to current ratio requirements, tangible net worth, cash flow, net income (loss), and limits on the payment of dividends to shareholders. As of December 31, 2000 and June 30, 2001, the Company was not in compliance with certain of these financial covenants. The Company has not obtained waivers of the non-compliance. Cross-default or material adverse change provisions contained in the debt agreements allow the holders of substantially all of the Company's debt to demand immediate repayment. The Company would not be able to repay this indebtedness if the applicable lenders demanded repayment. Although the Company does not anticipate that such demand will be made, the continued forbearance on the part of the Company's lenders cannot be assured at this time. Given that events of default exist under the Company's working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances.

Based on regularly scheduled debt service requirements, the Company has a total of $5.1 million of debt that must be repaid or refinanced during 2001 and an additional $6.7 million that must be repaid or refinanced in January 2002. As a result of the covenant non-compliance and other cross-default provisions, the Company has classified a total of $59.1 million of debt as current liabilities as of June 30, 2001.

An event of default under the Company's debt agreements could lead to actions by the lenders that would result in an event of default under the Company's lease agreements covering a majority of its United States nursing facilities. Should such a default occur in the related lease agreements, the lessor would have the right to terminate the lease agreements.

The Company is currently discussing potential waiver, amendment and refinancing alternatives with its lenders. Of the total $5.1 million of scheduled debt maturities during 2001, the Company plans to repay $2.1 million from cash generated from operations and intends to refinance the remaining $3 million. The Company's management has implemented a plan to enhance revenues related to the operations of the Company's nursing homes and assisted living facilities. Management believes that revenues in future periods will increase as a result of Medicare and certain state Medicaid rate increases. In addition, the Company has emphasized attracting and retaining patients and residents. Management has implemented a plan to attempt to minimize future expense increases through the elimination of excess operating costs. The Company is unable to predict if it will be successful in reducing operating losses, in negotiating waivers, amendments, or refinancings of outstanding debt, or if the Company will be able to meet any amended financial covenants in the future. Any demands for repayment by lenders or the inability to obtain waivers or refinance the related debt would have a material adverse impact on the financial position, results of operations and cash flows of the Company.

As of June 30, 2001, the Company had drawn $2,162,000 under its working capital line of credit. The total maximum outstanding balance of the working capital line of credit, including letters of credit outstanding, is $4,500,000. Of the total $4,500,000 of maximum availability, $1,000,000 is limited to certain maximum time period restrictions. There are certain additional restrictions based on certain borrowing base restrictions. As of June 30, 2001, the Company had $587,000 of letters of credit outstanding with the same bank lender, which further reduce the maximum available amount outstanding under the working capital line of credit. As of June 30, 2001, the Company had total additional borrowing availability of $2,114,000 under its working capital line of credit. In conjunction with the Company's execution of the Settlement and Restructuring Agreement with Omega Healthcare Investors, Inc., the Company amended the terms of the working capital line of credit, extending the maturity through January 2004 and modifying the interest rate from LIBOR plus 2.50% to the bank's prime rate plus .50% (up to a maximum of 9.50%) effective October 1, 2000.

The Company has signed a letter of intent to sell Diversicare Canada Management Services Co., Inc. ("Diversicare Canada"), Advocat's Canadian subsidiary to Counsel Corporation ("Counsel"). Pursuant to the letter of intent, Counsel is to acquire 100% of the outstanding stock of Diversicare Canada for $8 million. The transaction is subject to receipt of applicable approvals and the approval of a definitive purchase agreement. The letter of intent is subject to a variety of conditions, including the negotiation of definitive agreements and approval by the Company's primary bank lender. Although the letter of intent, by its terms, expired July 31, 2001, the Company is continuing its efforts to seek consents to allow the transaction to close as described. No assurance can be given that the Company will be able to complete the sale of Diversicare Canada.

Diversicare Canada manages a number of nursing homes for Counsel and other owners in Canada and, additionally, leases five assisted living complexes from Counsel. The proposed sale will include all of Advocat's Canadian operations, including 13 nursing homes and 23 assisted living facilities.

Effective March 9, 2001, the Company has obtained professional liability insurance coverage that, based on historical claims experience, could be substantially less than the claims that could be incurred during 2001. The Company would be obligated to pay any claims in excess of its insurance coverage. In addition, the payment of professional liability claims by the Company's insurance carriers is dependent upon the financial solvency of the individual carriers. The Company is aware that one of its insurance carriers providing coverage for prior years claims is currently under rehabilitation proceedings. The ultimate payments by the Company of professional liability claims accrued as of December 31, 2000 and claims that could be incurred during 2001 because such claims exceed the Company's insurance coverage or because of the inability of an insurance carrier to pay such claims could require cash resources during 2001 that would be in excess of the Company's available cash or other resources.

On June 22, 2001, a jury in Mena, Arkansas issued a verdict in a professional liability lawsuit against the Company and certain of its subsidiaries totaling $78.425 million. The Company filed motions with the court, asking the trial judge to overturn or reduce the verdict. On August 3, 2001, the Company's motions were denied. The Company plans to appeal the verdict.

The Company and the plaintiffs entered into a 15 day standstill following the verdict, during which the plaintiff's have agreed that they will not execute on the judgment. The Company has requested that its insurance carriers post bond for the verdict and is awaiting a response from them. In the event the Company's insurance carriers do not post the full amount of the bond, the Company does not have the financial resources to post a bond in the amount not covered by insurance. In that case, the Company would have to consider other alternatives, including seeking bankruptcy court protection, in order to stay execution of the judgment. The Company will seek to resolve this matter within the insurance limits that were in effect at the time matter arose.

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

Net cash provided by operating activities totaled $3.6 million for both of the six month periods ended June 30, 2001 and 2000. These amounts primarily represent the cash flows from net operations plus changes in non-cash components of operations and by working capital changes. No assurance can be given that future cash flow will be sufficient to meet the working capital, debt service or capital expenditure requirements of the Company for the next twelve months.

Net cash used in investing activities totaled $1.7 million and $1.3 million for the six months periods ended June 30, 2001 and 2000, respectively. These amounts primarily represent purchases of property plant and equipment, investments in and advances to joint ventures and additional investments in TDLP, a limited partnership for which the Company serves as the general partner. The Company has used between $2.7 million and $5.2 million for capital expenditures in the three calendar years ending December 31, 2000. Substantially all such expenditures were for facility improvements and equipment, which were financed principally through working capital. For the year ended December 31, 2001, the Company anticipates that capital expenditures for improvements and equipment for its existing facility operations will be approximately $4.2 million, including $1.0 million for non-routine projects.

Net cash used in financing activities totaled $3.7 million and $566,000 for the six month periods ended June 30, 2001 and 2000, respectively. The net cash used in financing activities primarily represents net proceeds from issuance and repayment of debt.

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

Accounts receivable attributable to the provision of patient and resident services at June 30, 2001 and December 31, 2000, totaled $19.5 million and $18.1 million, respectively, representing approximately 36 and 34 days in accounts receivable, respectively. Accounts receivable from the provision of management services were $216,000 and $721,000 at June 30, 2001 and December 31, 2000, respectively representing approximately 30 and 67 days in accounts receivable, respectively. The allowance for bad debt was $5.5 million and $5.0 million at June 30, 2001 and December 31, 2000, respectively.

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

HEALTH CARE INDUSTRY

The health care industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government health care program participation requirements, reimbursement for patient services, quality of resident care and Medicare and Medicaid fraud and abuse (collectively, the "Health Care Laws"). Changes in these laws and regulations, such as reimbursement policies of Medicare and Medicaid programs as a result of budget cuts by federal and state governments or other legislative and regulatory actions, could have a material adverse effect on the Company's financial position, results of operations, and cash flows. Future federal budget legislation and federal and state regulatory changes may negatively impact the Company.

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

Recently, government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of fraud and abuse statutes and regulations. Violations of these laws and regulations could result in exclusion from government health care programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Compliance with the Health Care Laws can be subject to both future and retrospective government review and interpretation, as well as regulatory actions unknown or unasserted at this time. The Company is currently a defendant in two pending false claims actions as described below.

On October 17, 2000, the Company was served with a civil complaint by the Florida Attorney General's office, in the case of State of Florida ex rel. Mindy Myers v. R. Brent Maggio, et al. In this case, the State of Florida has accused multiple defendants of violating Florida's False Claims Act. The Company, in its capacity as the manager of four nursing homes owned by Emerald Coast Healthcare, Inc. ("Emerald"), is named in the complaint, which accuses the Company of making illegal kickback payments to R. Brent Maggio, Emerald's sole shareholder, and fraudulently concealing such payments in the Medicaid cost reports filed by the nursing homes. At a hearing held April 25, 2001 in the Circuit Court of Leon County, Florida, the Court dismissed the State of Florida's complaint in its entirety based on the State's failure to plead false claims violations with sufficient particularity as required by law. The State was, however, granted 60 days to file an amended complaint, which has subsequently been extended for an additional 90 days. To date, the State of Florida has not filed an amended complaint, nor has it indicated whether the Company will be named as a defendant in any amended complaint that may be filed subsequently.

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

In addition to the pending false claims actions described above, the Company has also received notices from the Centers for Medicare and Medicaid Services ("CMMS") concerning post-payment medical reviews of claims for several of the Company's Texas facilities. The reviews have resulted in the denial of previously paid claims for infusion therapy and certain other therapy services rendered by outside providers to patients at the Company's facilities for the years 1997 - 1999. The government has already recovered, and will continue to recover, some of the alleged overpayment amounts by offset against current amounts due the facilities. The Company believes that the medical reviews were imposed as the result of a governmental investigation of Infusion Management Services ("IMS"), an unrelated company that provided infusion therapy services to residents at the Company's facilities and which some time ago entered into a settlement agreement with the government regarding allegations of violations of applicable laws. The Company is in the process of appealing the denied claims. The Company also contends that the government has already recovered the payments in question through its settlement with IMS. The Company cannot at this time predict whether its efforts to recover the recouped money and obtain payment of the denied claims will be successful, and the denial of these claims could have a material adverse impact on the Company's financial condition, cash flows or results of operations.

During 1999, 2000 and 2001, the Company also experienced the increased regulatory scrutiny that has been exerted on the industry in the form of increased fines and penalties. During 2000, one of the Company's facilities in Texas was decertified from the Medicaid and Medicare programs and, as a result, ceased operations. The Company is actively engaged in the application and appeal process for the recertification and licensure of this facility.

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

Although refinements resulting from the BBRA and the BIPA have been well received by the United States nursing home industry, it is the Company's belief that the resulting revenue enhancements are still significantly less than the losses sustained by the industry due to the BBA. Current levels of or further reductions in government spending for long-term health care would continue to have an adverse effect on the operating results and cash flows of the Company. The Company will attempt to maximize the revenues available from governmental sources within the changes that have occurred and will continue to occur under the BBA. In addition, the Company will attempt to increase revenues from non-governmental sources, including expansion of its assisted living operations, to the extent capital is available to do so, if at all.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") has been issued effective for fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. The Company adopted the provisions of SFAS No. 133, as amended, effective January 1, 2001, as required; however, the Company's adoption of SFAS No. 133, as amended, did not have a material effect on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") regarding revenue recognition in financial statements. SAB 101 was effective January 1, 2000 but implementation was delayed until the fourth quarter of 2000. The Company's implementation of SAB 101 in the fourth quarter of 2000 did not have a material impact on its financial position, results of operations or cash flows on a quarterly or annual basis.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 requires that intangible assets with finite useful lives be amortized, and that goodwill and intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until the adoption of SFAS No. 142.

The Company has not determined the impact, if any, of the adoption of SFAS No. 141 and SFAS No. 142 on its financial statements.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         (a)      The annual meeting of shareholders was held on June 21, 2001.

         (b)      Matters voted upon at the meeting:

                  1.  Election Of Directors

                        William C. O'Neil, Jr.
                                 FOR                               3,825,905
                                 AGAINST                                 -0-
                                 WITHHELD                          1,319,148
                                 ABSTENTIONS                             -0-
                                 ELIGIBLE SHARES                   5,145,053

                        Joseph F. Furlong, III
                                 FOR                               3,735,305
                                 AGAINST                                 -0-
                                 WITHHELD                          1,409,748
                                 ABSTENTIONS                             -0-
                                 ELIGIBLE SHARES                   5,145,053


    (Continuing directors include Charles W. Birkett, Edward G. Nelson, Paul
                      Richardson and J. Bransford Wallace)


                  2.  Amendment To 1994 Nonqualified Stock Option Plan for
                                Directors Increasing Shares Available For Grant

                                         FOR                         603,339
                                         AGAINST                   2,116,436
                                         WITHHELD                        -0-
                                         ABSTENTIONS                   9,240
                                         NON-VOTING(1)             2,416,038

              3.  Amendment To 1994 Incentive And Nonqualified Stock Option Plan
                                For Key Personnel Increasing Shares Available For Grant

                                         FOR                         591,817
                                         AGAINST                   2,127,958
                                         WITHHELD                        -0-
                                         ABSTENTIONS                   9,240
                                         NON-VOTING(1)             2,416,038

              4.  Amendment To 1994 Employee Stock Purchase Plan

                                           FOR                     1,270,091
                                         AGAINST                   1,421,797
                                         WITHHELD                         -0-
                                         ABSTENTIONS                  37,127
                                         NON-VOTING(1)             2,416,038

              (1) Including broker non-votes.


Item 6.   Exhibits and Reports on Form 8-K.

   (a) The exhibits filed as part of the report on Form 10-Q are listed in the
       Exhibit Index immediately following the signature page.

   (b) Reports on Form 8-K:
       Form 8-K filed June 26, 2001 regarding the jury verdict against they Company in Mena, Arkansas in professional liability lawsuit in the amount of $78.425 million.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     ADVOCAT INC.


August 14, 2001
                                    By: /s/ William R. Council, III
                                        ----------------------------------------
                                        William R. Council, III
                                        Executive Vice-President, Secretary,
                                        Principal Financial Officer and Chief
                                        Accounting Officer and An Officer Duly
                                        Authorized to Sign on Behalf of the
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

   3.4 Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.4 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2001).

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

   4.3         Summary of Shareholder Rights Plan adopted March 13, 1995
               (incorporated by reference to Exhibit B of Exhibit 1 to Form 8-A filed March 30, 1995).

   4.4         Rights Agreement of Advocat Inc. dated March 23, 1995
               (incorporated by reference to Exhibit 1 to Form 8-A filed March
               30, 1995).

   4.5         Amended and Restated Rights Agreement dated as of December 7,
               1998 (incorporated by reference to Exhibit 1 to Form 8-A/A filed
               December 7, 1998).

   10.1        Fifth Amendment to Project Loan Agreement and Comprehensive
               Amendment of All Other Loan Documents dated as of the 28th day of February 2001, by and between the Company, certain of its subsidiaries and GMAC Commercial Mortgage Corporation.

   10.2 Sixth Amendment to and Assumption of Promissory Note dated as of the 28th day of February, 2001, by certain subsidiaries of the Company and GMAC Commercial Mortgage Corporation.

   10.3 Guaranty Agreement re Pinedale dated as of the 29th day of March, 2001, by the Company, for the benefit of GMAC Commercial Mortgage
               Corporation.

   10.4 Loan Agreement re Pinedale dated as of the 29th day of March, 2001, by and between a subsidiary of the Company, and GMAC
               Commercial Mortgage Corporation

   10.5 Mortgage and Security Agreement re Pinedale dated as of the 29th day of March, 2001, by and between a subsidiary of the Company, and GMAC Commercial Mortgage Corporation

   10.6 Promissory Note dated 29th day of March 2001, in the amount of $2,913,000.00 in the favor of GMAC Commercial Mortgage
               Corporation

   10.7 Guaranty Agreement re Windsor House dated as of the 29th day of March, 2001, by the Company, for the benefit of GMAC Commercial
               Mortgage Corporation.

   10.8 Loan Agreement re Windsor House dated as of the 29th day of March, 2001, by and between a subsidiary of the Company, and GMAC
               Commercial Mortgage Corporation

   10.9 Mortgage and Security Agreement re Windsor House dated as of the 29th day of March, 2001, by and between a subsidiary of the Company, and GMAC Commercial Mortgage Corporation

   10.10 Promissory Note dated 29th day of March 2001, in the amount of $4,709,000.00 in the favor of GMAC Commercial Mortgage
               Corporation.

   10.11       Employment Agreement effective March 5, 2001, by and between the
               Company and William R. Council III.
