Form 10-Q
period 2001-09-30
ADVOCAT INC
filed 2001-11-14
CIK 919956

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
                                   CHECK ONE:

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2001
                                               ------------------
                                       OR
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


             277 MALLORY STATION ROAD, SUITE 130, FRANKLIN, TN 37067
             ------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (615) 771-7575
             ------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      NONE
             ------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT.)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO

                                   5,493,287
             ------------------------------------------------------
    (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF OCTOBER 31, 2001)

                          PART I. FINANCIAL INFORMATION


ITEM 1  -  FINANCIAL STATEMENTS

                                  ADVOCAT INC.
                       INTERIM CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS AND UNAUDITED)


                                                           SEPTEMBER 30,               DECEMBER 31,
                                                               2001                        2000
                                                           ------------                ------------
CURRENT ASSETS:
    Cash and cash equivalents                                 $2,874                      $ 4,496
    Receivables, less allowance for doubtful
         accounts of $5,956 and $5,035, respectively          15,264                       15,111
    Inventories                                                  486                          633
    Prepaid expenses and other assets                          2,167                        2,100
                                                             -------                     --------
              Total current assets                            20,791                       22,340
                                                             -------                     --------

PROPERTY AND EQUIPMENT, at cost                               93,585                       89,567
    Less accumulated depreciation and amortization           (28,491)                     (24,418)
                                                             -------                     --------
    Net property and equipment                                65,094                       65,149
                                                             -------                     --------

OTHER ASSETS:
    Deferred financing and other costs, net                      700                          572
    Deferred lease costs, net                                  1,930                        2,085
    Assets held for sale or redevelopment                      1,476                        1,476
    Investments in and receivables from joint ventures         2,514                        8,333
    Other                                                      1,963                        1,801
                                                             -------                     --------
              Total other assets                               8,583                       14,267
                                                             -------                     --------
                                                             $94,468                     $101,756
                                                             =======                     ========


                                   (Continued)

                                  ADVOCAT INC.

                       INTERIM CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS AND UNAUDITED)
                                   (CONTINUED)


                                                                       SEPTEMBER 30,      DECEMBER 31,
                                                                            2001              2000
                                                                       -------------      ------------
CURRENT LIABILITIES:
    Current portion of long-term debt                                    $  58,882         $  61,229
    Trade accounts payable                                                   7,507             6,875
    Accrued expenses:
         Payroll and employee benefits                                       5,275             5,241
         Interest                                                              221               232
         Self-insurance reserves                                             4,419             4,445
         Other                                                               5,663             4,387
                                                                         ---------         ---------
              Total current liabilities                                     81,967            82,409
                                                                         ---------         ---------

NONCURRENT LIABILITIES:
    Long-term debt, less current portion                                     4,682             5,016
    Self-insurance reserves, less current portion                           14,001             3,586
    Other                                                                    2,242             5,245
                                                                         ---------         ---------
              Total noncurrent liabilities                                  20,925            13,847
                                                                         ---------         ---------

COMMITMENTS AND CONTINGENCIES

SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK
 Authorized 600,000 shares, $.10 par value, 393,658 shares
 Issued and outstanding at September 30, 2001 and
 December 31, 2000, respectively, at redemption value                        3,531             3,358
                                                                         ---------         ---------


SHAREHOLDERS' EQUITY:
    Preferred stock, authorized 1,000,000 shares, $.10 par value,
         none issued and outstanding                                            --                --
    Common stock, authorized 20,000,000 shares, $.01 par value,
         5,493,000 and 5,492,000 issued and outstanding at
         September 30, 2001 and December 31, 2000, respectively                 55                55
    Paid-in capital                                                         15,908            15,907
    Accumulated deficit                                                    (27,918)          (13,820)
                                                                         ---------         ---------
              Total shareholders' equity (deficit)                         (11,955)            2,142
                                                                         ---------         ---------

                                                                         $  94,468         $ 101,756
                                                                         =========         =========


The accompanying notes are an integral part of these interim consolidated balance sheets.

                                  ADVOCAT INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, AND UNAUDITED)

                                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                                           2001                2000
                                                                       -----------         -----------
REVENUES:
    Patient revenues                                                     $  41,882         $  38,946
    Resident revenues                                                       10,138            10,368
    Management fees                                                            768               934
    Interest                                                                    53                53
                                                                         ---------         ---------
         Net revenues                                                       52,841            50,301
                                                                         ---------         ---------

EXPENSES:
    Operating                                                               51,154            38,598
    Lease                                                                    5,177             5,272
    General and administrative                                               3,498             3,058
    Interest                                                                 1,311             1,542
    Depreciation and amortization                                            1,433             1,239
    Non-recurring charges                                                      -0-               359
                                                                         ---------         ---------
         Total expenses                                                     62,573            50,068
                                                                         ---------         ---------


INCOME (LOSS) BEFORE INCOME TAXES                                           (9,732)              233
PROVISION FOR INCOME TAXES                                                     118                84
                                                                         ---------         ---------

NET INCOME (LOSS)                                                        $  (9,850)        $     149
                                                                         =========         =========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
    Basic                                                                $   (1.79)        $     .03
                                                                         =========         =========
    Diluted                                                              $   (1.79)        $     .03
                                                                         =========         =========

WEIGHTED AVERAGE SHARES:
    Basic                                                                    5,493             5,492
                                                                         =========         =========
    Diluted                                                                  5,493             5,492
                                                                         =========         =========


The accompanying notes are an integral part of these interim consolidated financial statements.

                                  ADVOCAT INC.

                  INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
                          (IN THOUSANDS AND UNAUDITED)

                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                           2001               2000
                                                                       -----------        -----------
REVENUES:
    Patient revenues                                                     $ 119,741         $ 111,620
    Resident revenues                                                       30,745            31,177
    Management fees                                                          2,083             2,960
    Interest                                                                   132               144
                                                                         ---------         ---------
         Net revenues                                                      152,701           145,901
                                                                         ---------         ---------

EXPENSES:
    Operating                                                              132,029           112,193
    Lease                                                                   15,533            15,806
    General and administrative                                              10,104             8,754
    Interest                                                                 4,196             4,432
    Depreciation and amortization                                            4,244             3,614
    Non-recurring charges                                                      -0-               622
                                                                         ---------         ---------
         Total expenses                                                    166,106           145,421
                                                                         ---------         ---------

INCOME (LOSS) BEFORE INCOME TAXES                                          (13,405)              480
PROVISION FOR INCOME TAXES                                                     284               173
                                                                         ---------         ---------

NET INCOME (LOSS)                                                        $ (13,689)              307
                                                                         =========         =========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
    Basic                                                                $   (2.49)        $     .06
                                                                         =========         =========
    Diluted                                                              $   (2.49)        $     .06
                                                                         =========         =========

WEIGHTED AVERAGE SHARES:
    Basic                                                                    5,493             5,492
                                                                         =========         =========
    Diluted                                                                  5,493             5,492
                                                                         =========         =========



The accompanying notes are an integral part of these interim consolidated financial statements.

                                  ADVOCAT INC.

         INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                          (IN THOUSANDS AND UNAUDITED)

                                                         THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                            SEPTEMBER 30,                       SEPTEMBER 30,
                                                    ----------------------------         --------------------------
                                                      2001                 2000            2001               2000
                                                    --------             -------         --------           -------
NET INCOME (LOSS)                                   $ (9,850)            $   149         $(13,689)          $   307
                                                    --------             -------         --------           -------

OTHER COMPREHENSIVE INCOME (LOSS):
    Foreign currency translation adjustments            (531)               (138)            (638)             (459)
    Income tax (provision) benefit                       191                  50              230               165
                                                    --------             -------         --------           -------
                                                        (340)                (88)            (408)             (294)
                                                    --------             -------         --------           -------
COMPREHENSIVE INCOME (LOSS)                         $(10,190)           $     61         $(14,097)          $    13
                                                    ========            ========         ========           =======


The accompanying notes are an integral part of these interim consolidated financial statements.

                                  ADVOCAT INC.

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)


                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                    -------------------------------
                                                                      2001                 2000
                                                                    ---------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                               $(13,689)           $   307
    Items not involving cash:
         Depreciation and amortization                                 4,244              3,614
         Provision for doubtful accounts                               2,618              2,046
         Provision for self insured professional liability            16,235              5,558
         Equity earnings in joint ventures                                27                 27
         Amortization of deferred balances                               371               (228)
         Amortization of discount on non-interest bearing
              promissory note                                            200                -0-
         Series B redeemable convertible preferred stock dividend        173                -0-
         Provisions for leases in excess of cash payments              1,401                -0-
    Changes in other assets and liabilities:
         Receivables                                                  (1,963)            (2,755)
         Inventories                                                     197                 43
         Prepaid expenses and other assets                                63               (935)
         Trade accounts payable and accrued expenses                  (4,955)            (2,355)
                                                                    --------            -------

              Net cash provided by operating activities                4,922              5,352
                                                                    --------            -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment, net                          (2,190)            (1,488)
    Investment in TDLP                                                  (609)               -0-
    Exchange of assets TDLP                                              200                -0-
    Mortgages receivable, net                                            (56)               315
    Deposits and other deferred balances                                 -0-               (336)
    Investment in and advances (to) from joint ventures, net             304               (673)
    TDLP partnership distributions                                       200                158
                                                                    --------            -------
         Net cash used in investing activities                        (2,151)            (2,024)
                                                                    --------            -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of debt obligations                                     (1,921)            (1,452)
    Net repayment of bank line of credit                                (960)              (223)
    Advances to TDLP, net                                             (1,063)               (49)
    Increase in lease obligations                                        -0-                 68
    Financing costs                                                     (449)               -0-
                                                                    --------            -------
         Net cash used in financing activities                        (4,393)            (1,656)
                                                                    --------            -------


                                   (Continued)

                                  ADVOCAT INC.

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)
                                   (CONTINUED)

                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                    -------------------------------
                                                                      2001                 2000
                                                                    ---------          ------------
INCREASE (DECREASE) IN CASH AND CASH  EQUIVALENTS                   $(1,622)           $  1,672

CASH AND CASH EQUIVALENTS, beginning of period                        4,496               1,913
                                                                    -------             -------

CASH AND CASH EQUIVALENTS, end of period                              2,874             $ 3,585
                                                                    =======             =======

SUPPLEMENTAL INFORMATION:
    Cash payments of interest                                       $ 3,834             $ 4,618
                                                                    =======             =======

    Cash payments (refunds) of income taxes, net                    $   191             $  (100)
                                                                    =======             =======


NON CASH TRANSACTIONS:

The Company exchanged certain mortgage and other receivables for the assets and liabilities of Texas Diversicare Limited Partnership. See Note 5.




The accompanying notes are an integral part of these interim consolidated financial statements.

                                  ADVOCAT INC.

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2001 AND 2000


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

As of September 30, 2001, the Company operates 120 facilities consisting of 64 nursing homes with 7,230 licensed beds and 56 assisted living facilities with 5,453 units. The Company owns thirteen nursing homes, leases 36 others, and manages 15 nursing homes. The Company owns 16 assisted living facilities, leases 25 others, and manages the remaining 15 assisted living facilities. The Company holds a minority interest in seven of these managed assisted living facilities. The Company operates 51 nursing homes and 33 assisted living facilities in the United States and 13 nursing homes and 23 assisted living facilities in Canada. The Company operates facilities in Alabama, Arkansas, Florida, Georgia, Kentucky, North Carolina, Ohio, South Carolina, Tennessee, Texas, Virginia, West Virginia and the Canadian provinces of Alberta, British Columbia, Nova Scotia and Ontario.

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

2.       BASIS OF FINANCIAL STATEMENTS

The interim consolidated financial statements for the three and nine month periods ended September 30, 2001 and 2000, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all adjustments necessary to present fairly the financial position at September 30, 2001 and the results of operations for the three and nine month periods ended September 30, 2001 and 2000, and the cash flows for the nine month periods ended September 30, 2001 and 2000.

The results of operations for the three and nine month periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the entire respective years. These interim consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

The accompanying consolidated financial statements have been prepared assuming that Advocat will continue as a going concern. The Company has incurred operating losses in the three and nine month periods ended September 30, 2001 and the years ended December 31, 2000, 1999 and 1998 and has limited resources available to meet its operating, capital expenditure and debt service requirements during 2001. The Company has a net working capital deficit of $61.2 million as of September 30, 2001. Effective March 9, 2001, the Company has also obtained professional liability insurance coverage that, based on historical claims experience, could be substantially less than the claims that may be incurred during 2001. The Company would be obligated to pay any claim in excess of insurance coverage. The Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims in excess of insurance coverage of $17.4 million at September 30, 2001. This amount includes additional, non-cash charges of approximately $8.7 million recorded in the third quarter based on a current actuarial review, including the recent effects of additional claims and higher settlements per claim. In addition, the payment of professional liability claims by the Company's insurance carriers is dependent upon the financial solvency of the individual carriers. The Company is aware that one of its insurance carriers providing coverage for prior years claims is currently under rehabilitation proceedings. The ultimate payments by the Company of professional liability claims accrued as of September 30, 2001 and claims that could be incurred during the remainder of 2001 and into the future, because such claims exceed the Company's insurance coverage or because of the inability of an insurance carrier to pay such claims, may require cash resources in the future that would be in excess of the Company's available cash or other resources.

The Company is also not in compliance with certain debt covenants that allow the holders of substantially all of the Company's debt to demand immediate repayment. Although the Company does not anticipate that such demand will be made, the continued forbearance on the part of the Company's lenders cannot be assured at this time. Accordingly, the Company has classified the related debt principal amounts as current liabilities in the accompanying consolidated financial statements as of September 30, 2001 and December 31, 2000. Given that events of default exist under the Company's working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances. Such events of default under the Company's debt agreements could lead to actions by the lenders that would result in an event of default under the Company's lease agreements covering a majority of its United States nursing facilities. Should such a default occur in the related lease agreements, the lessor would have the right to terminate the lease agreements. At a minimum, the Company's cash requirements during the next twelve months include funding operations (including potential payments related to professional liability claims), capital expenditures, scheduled debt service, and working capital requirements. No assurance can be given that the Company will have sufficient cash to meet its requirements during the period.

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

If the Company is unable to generate sufficient cash flow from its operations or successfully negotiate debt or lease amendments, it will explore a variety of other options, including but not limited to other sources of equity or debt financings, asset dispositions, or relief under the United States Bankruptcy code. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern. The independent public accountant's report on the Company's financial statements at December 31, 2000 included a paragraph with regards to the uncertainties of the Company's ability to continue as a going concern.

3.       INSURANCE MATTERS

The entire United States long-term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to patients and residents. As a result, the Company has numerous liability claims and disputes outstanding for professional liability and other related issues. On June 22, 2001, a jury in Mena, Arkansas issued a verdict in a professional liability lawsuit against the Company totaling $78.425 million. Professional liability insurance up to certain limits is carried by the Company and its subsidiaries for coverage of such claims. However, due to the increasing number of claims against the Company and throughout the long-term care industry, the Company's professional liability insurance premiums and deductible amounts have increased substantially during the last three years. For more information regarding the Mena, Arkansas verdict and the Company's insurance coverage, see Note 7 "Liquidity and Capital Resources" in "Management's Discussion and Analysis of Financial Condition" and "Part II - Other Information, Item 2. Legal Proceedings."

As a result of the substantial premium increases for the 2002 policy year, effective March 9, 2001 through March 9, 2002, the Company has obtained professional liability insurance coverage for its United States nursing homes that, based on historical claims experience, could be substantially less than the claims to be incurred. For claims made after March 9, 2001, the Company maintains general and professional liability insurance with coverage limits of $2,000,000 per medical incident and total aggregate policy coverage limits of $3,000,000 for its long-term care services. The 2002 policy is on a claims made basis and the Company is self-insured for the first $50,000 per occurrence.

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

The Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $17,427,000 and $6,859,000 at September 30, 2001 and December 31, 2000, respectively. This amount includes additional, non-cash charges of approximately $8.7 million recorded in the third quarter based on a current actuarial review, including the recent effects of additional claims and higher settlements per claim. The charge arises primarily from an escalation in the number and size of claims anticipated to affect the Company's self-insured professional liability retention. The actuarial review included estimates of known claims and a prediction of claims that may have occurred, but have not yet been reported to the Company. Based on the actuary report, the Company expects to incur increased professional liability costs in future periods, including the fourth quarter and in 2002.

As discussed in Note 7, in June 2001 the Company became subject to a $78.425 million jury verdict, which judgment the Company has appealed. This judgment and other contingent claims could eventually exceed the Company's insurance coverage and its recorded liabilities. The ultimate results of the Company's professional liability claims and disputes are unknown at the present time. Any final judgments or settlements above the Company's per occurrence, per location or umbrella coverage could have a material adverse impact on the Company's financial position, cash flows and results of operations.

Based on historical claims experience, the Company's professional liability insurance coverage for the period beginning March 9, 2001 could be substantially less than the claims to be incurred during 2001. The Company would be obligated to pay any claims in excess of its insurance coverage. In addition, the payment of professional liability claims by the Company's insurance carriers is dependent upon the financial solvency of the individual carriers. The Company is aware that one of its insurance carriers providing coverage for prior years claims is currently under rehabilitation proceedings. The ultimate payments by the Company of professional liability claims accrued as of September 30, 2001 and claims that could be incurred during the next twelve months, because such claims exceed the Company's insurance coverage or because of the inability of an insurance carrier to pay such claims, could require cash resources during the period that would be in excess of the Company's available cash or other resources.

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

                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                            SEPTEMBER 30,                      SEPTEMBER 30,
                                                    ---------------------------         ---------------------------
                                                       2001              2000              2001              2000
                                                    ---------         ---------         ---------         ---------
Foreign currency items:
    Beginning balance                               $(516,000)        $(379,000)        $(448,000)        $(173,000)
    Current period change, net of income tax         (340,000)          (88,000)         (408,000)         (294,000)
                                                    ---------         ---------         ---------         ---------
    Ending balance                                  $(856,000)        $(467,000)        $(856,000)        $(467,000)
                                                    =========         =========         =========         =========

Positive amounts represent unrealized gains and negative amounts represent unrealized losses.

5.       TEXAS DIVERSICARE LIMITED PARTNERSHIP

In 1991, the Company sold six of its Texas nursing homes to Texas Diversicare Limited Partnership ("TDLP"). Included as consideration for the sale in 1991 was a wrap mortgage receivable from TDLP. As a component of the sale transaction, the Company guaranteed certain cash flow requirements of TDLP through August 2001. In addition, the Company was required to purchase up to 10.0% of the partnership units per year, beginning in January 1997 (up to a maximum of 50.0% of the total partnership units). Under this requirement, Advocat purchased 32.6% of the partnership units.

The mortgage receivable matured in August 2001. The Company and TDLP agreed to an exchange of assets, via a warranty deed and bill of sale, whereby the Company's wrap mortgage and other receivables were extinguished in exchange for the assets and liabilities of the partnership. The assets were recorded based on the fair value of the respective assets, which approximate the net book value of the Company's investments in TDLP.

6.       SALE OF CANADIAN SUBSIDIARY

The Company signed a letter of intent to sell Diversicare Canada Management Services Co., Inc. ("Diversicare Canada"), Advocat's Canadian subsidiary, to Counsel Corporation ("Counsel"). Pursuant to the letter of intent, Counsel is to acquire 100% of the outstanding stock of Diversicare Canada for $8 million. The transaction is subject to receipt of applicable approvals and the approval of a definitive purchase agreement. The letter of intent is subject to a variety of conditions, including the negotiation of definitive agreements and approval by the Company's primary bank lender. Although the letter of intent, by its terms, expired July 31, 2001, the Company is continuing its efforts to seek consents to allow the transaction to close as described. No assurances can be given that the sale of Diversicare Canada will be consummated.

Diversicare Canada manages a number of nursing homes for Counsel and other owners in Canada and, additionally, leases five assisted living complexes from Counsel. The proposed sale will consist of all of Advocat's Canadian operations, including 13 nursing homes and 23 assisted living facilities.

7.       ARKANSAS JURY AWARD

On June 22, 2001, a jury in Mena, Arkansas issued a verdict in a professional liability lawsuit against the Company and certain of its subsidiaries totaling $78.425 million. The Company filed motions with the court, asking the trial judge to overturn or reduce the verdict. On August 3, 2001, the Company's motions were denied. The Company has appealed the verdict. The Company's insurers have posted the required bond on this judgment. The posting of this bond stays execution of the judgment during the appeals process. The Company plans to vigorously defend the judgment and has given notice of appeal to the Supreme Court of Arkansas.

8.       RECLASSIFICATIONS

Certain amounts in the 2000 interim financial statements have been reclassified to conform with the 2001 presentation.

9.       NON-RECURRING CHARGES

During 2000, the Company recorded non-recurring charges totaling $622,000 in connection with the restructuring of the lease arrangements covering the majority of its United States nursing facilities and the refinancing of certain debt obligations. Information with respect to these charges is presented below:


                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                SEPTEMBER 30, 2000               SEPTEMBER 30, 2000
            Consulting fees                          $233,000                         $391,000
            Legal fees                                125,000                          215,000
            Other                                       1,000                           16,000
                                                    ---------                         --------
                                                    $ 359,000                         $622,000
                                                    ---------                         --------


10.      IMPLEMENTATION OF FINANCIAL ACCOUNTING STANDARDS

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

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 requires that intangible assets with finite useful lives be amortized, and that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

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

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") effective for fiscal years beginning after June 15, 2002. SFAS 143 requires that a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company does not expect the future adoption of SFAS 143 to have a material effect on its financial position or results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") effective for fiscal years beginning after December 15, 2001. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The Company has not yet determined the impact of the January 2002 adoption of SFAS 143 on its financial position or results of operations.

11.      OPERATING SEGMENT INFORMATION

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

                                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                    ---------------------------         ---------------------------
                                                           SEPTEMBER 30,                       SEPTEMBER 30,
                                                    ---------------------------         ---------------------------
                                                      2001              2000               2001              2000
                                                    ---------         ---------         ---------         ---------
Net revenues:
    U.S. nursing homes                              $  41,102         $  38,390         $ 117,270         $ 110,068
    U.S. assisted living facilities                     7,751             7,972            23,694            24,068
    Canadian operation                                  3,981             3,947            11,727            11,775
    Corporate                                               7                (8)               10               (10)
                                                    ---------         ---------         ---------         ---------
         Total                                      $  52,841         $  50,301         $ 152,701         $ 145,901
                                                    =========         =========         =========         =========

Depreciation and amortization:
    U.S. nursing homes                              $     889         $     698         $   2,621         $   1,995
    U.S. assisted living facilities                       432               425             1,285             1,271
    Canadian operation                                     94                97               284               293
    Corporate                                              18                19                54                55
                                                    ---------         ---------         ---------         ---------
         Total                                      $   1,433         $   1,239         $   4,244         $   3,614
                                                    =========         =========         =========         =========

Operating income (loss):
    U.S. nursing homes                              $  (8,427)        $     893         $ (10,544)        $   1,718
    U.S. assisted living facilities                    (1,085)             (132)           (1,951)             (127)
    Canadian operation                                    553               483             1,331             1,328
    Corporate                                            (773)             (652)           (2,241)           (1,817)
                                                    ---------         ---------         ---------         ---------
         Total                                      $  (9,732)        $     592         $ (13,405)        $   1,102
                                                    =========         =========         =========         =========



                                                                       SEPTEMBER 30,      DECEMBER 31,
                                                                            2001              2000
                                                                       -------------      -----------
Long-lived assets:
    U.S. nursing homes                                                   $  28,730         $  33,178
    U.S. assisted living facilities                                         32,353            33,216
    Canadian operation                                                      11,768            12,164
    Corporate                                                                  826               858
                                                                         ---------         ---------
         Total                                                           $  73,677         $  79,416
                                                                         =========         =========

Total assets:
    U.S. nursing homes                                                   $  54,249         $  56,387
    U.S. assisted living facilities                                         34,031            36,075
    Canadian operation                                                      16,603            17,154
    Corporate                                                                1,882             2,860
    Eliminations                                                           (12,297)          (10,720)
                                                                         ---------         ---------
         Total                                                           $  94,468         $ 101,756
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

As of September 30, 2001, the Company operates 120 facilities, consisting of 64 nursing homes with 7,230 licensed beds and 56 assisted living facilities with 5,453 units. In comparison, at September 30, 2000, the Company operated 120 facilities composed of 64 nursing homes containing 7,230 licensed beds and 56 assisted living facilities containing 5,472 units. As of September 30, 2001, the Company owns thirteen nursing homes, leases 36 others and manages the remaining 15 nursing homes. Additionally, the Company owns 16 assisted living facilities, leases 25 others and manages the remaining 15 assisted living facilities. The Company holds a minority interest in seven of these managed assisted living facilities. The Company operates 51 nursing homes and 33 assisted living facilities in the United States and 13 nursing homes and 23 assisted living facilities in Canada.

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

RESULTS OF OPERATIONS

The following tables present the unaudited interim statements of operations and related data for the three and nine months ended September 30, 2001 and 2000.

                            (IN THOUSANDS)               THREE MONTHS ENDED SEPTEMBER 30,
                                                     ----------------------------------------
                                                       2001             2000           CHANGE            %
                                                     --------         --------        --------        -------
REVENUES:
       Patient revenues                              $ 41,882         $ 38,946        $  2,936            7.5
       Resident revenues                               10,138           10,368            (230)          (2.2)
       Management fees                                    768              934            (166)         (17.8)
       Interest                                            53               53             -0-            0.0
                                                     --------         --------        --------        -------
            Net revenues                               52,841           50,301           2,540            5.0
                                                     --------         --------        --------            ---
EXPENSES:
       Operating                                       51,154           38,598          12,556           32.5
       Lease                                            5,177            5,272             (95)          (1.8)
       General and administrative                       3,498            3,058             440           14.4
       Interest                                         1,311            1,542            (231)         (15.0)
       Depreciation and amortization                    1,433            1,239             194           15.7
       Non-recurring charges                              -0-              359            (359)        (100.0)
                                                     --------         --------        --------        -------
            Total expenses                             62,573           50,068          12,505           25.0
                                                     --------         --------        --------        -------
INCOME (LOSS) BEFORE INCOME TAXES                      (9,732)             233          (9,965)
INCOME TAX PROVISION                                      118               84              34
                                                     --------         --------        --------
NET INCOME (LOSS)                                    $ (9,850)        $    149        $ (9,999)
                                                     ========         ========        ========

                            (IN THOUSANDS)                NINE MONTHS ENDED SEPTEMBER 30,
                                                     ----------------------------------------
                                                       2001             2000           CHANGE            %
                                                     --------         --------        --------        -------
REVENUES:
       Patient revenues                              $119,741         $111,620        $  8,121            7.3
       Resident revenues                               30,745           31,177            (432)          (1.4)
       Management fees                                  2,083            2,960            (877)         (29.6)
       Interest                                           132              144             (12)          (8.3)
                                                     --------         --------        --------        -------
            Net revenues                              152,701          145,901           6,800            4.7
                                                     --------         --------        --------        -------
EXPENSES:
       Operating                                      132,029          112,193          19,836           17.7
       Lease                                           15,533           15,806            (273)          (1.7)
       General and administrative                      10,104            8,754           1,350           15.4
       Interest                                         4,196            4,432            (236)          (5.3)
       Depreciation and amortization                    4,244            3,614             630           17.4
       Non-recurring charges                              -0-              622            (622)        (100.0)
                                                     --------         --------        --------        -------
            Total expenses                            166,106          145,421          20,685           14.2
                                                     --------         --------        --------        -------
INCOME (LOSS) BEFORE INCOME TAXES                     (13,405)             480         (13,885)
PROVISION FOR INCOME TAXES                                284              173             111
                                                     --------         --------        --------
NET INCOME (LOSS)                                    $(13,689)        $    307        $(13,996)
                                                     ========         ========        =======

PERCENTAGE OF NET REVENUES                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                     ----------------------         ----------------------
                                                          SEPTEMBER 30,                 SEPTEMBER 30,
                                                     ----------------------         ----------------------
                                                      2001            2000           2001            2000
                                                     ------          ------         ------          ------
REVENUES:
    Patient revenues                                   79.2%           77.4%          78.4%           76.5%
    Resident revenues                                  19.2            20.6           20.1            21.4
    Management fees                                     1.5             1.9            1.4             2.0
    Interest                                            0.1             0.1            0.1             0.1
                                                     ------          ------         ------          ------
         Net revenues                                 100.0           100.0          100.0           100.0
                                                     ------          ------         ------          ------

OPERATING EXPENSES:
    Operating                                          96.8            76.7           86.5            76.9
    Lease                                               9.8            10.5           10.2            10.8
    General and administrative                          6.6             6.1            6.6             6.0
    Interest                                            2.5             3.1            2.7             3.1
    Depreciation and amortization                       2.7             2.5            2.8             2.5
    Non-recurring charges                               0.0             0.6            0.0             0.4
                                                     ------          ------         ------          ------
         Total expenses                               118.4            99.5          108.8            99.7
                                                     ------          ------         ------          ------

INCOME (LOSS) BEFORE INCOME TAXES                     (18.4)            0.5           (8.8)            0.3
PROVISION FOR INCOME TAXES                              0.2             0.2            0.2             0.1
                                                     ------          ------         ------          ------
NET INCOME (LOSS)                                     (18.6)%           0.3           (9.0)%           0.2
                                                     ======          ======         ======          ======

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000

Revenues. Net revenues increased to $52.8 million in 2001 from $50.3 million in 2000, an increase of $2.5 million, or 5.0%. Patient revenues increased to $41.9 million in 2001 from $38.9 million in 2000, an increase of $3.0 million, or 7.5%. The increase in patient revenues is due to increased Medicaid rates in Arkansas and other states, increased Medicare utilization and Medicare rate increases and a 0.2% increase in occupancy in 2001 as compared to 2000. Partially offsetting these increases, the Company closed a facility in August 2000. As a percent of patient revenues, Medicare increased to 20.8% in 2001 from 19.5% in 2000 while Medicaid and similar programs increased to 67.3% from 67.0% in 2000. Resident revenues decreased to $10.1 million in 2001 from $10.4 million in 2000, a decrease of $230,000, or 2.2%. The Company experienced an 8.3% decline in resident days, partially offset by an increase in rates.

Ancillary service revenues, prior to contractual allowances, increased to $6.0 million in 2001 from $5.4 million in 2000, an increase of $607,000 or 11.3%. The increase is primarily attributable to increased Medicare census, partially offset by reductions in revenue availability under Medicare. Although the $1,500 per patient annual ceiling has now been lifted for a two year period on physical, speech and occupational therapy services, the impact of the relief is not expected to be sufficient to offset the substantial losses that have been incurred by the Company and the long-term care industry from the provision of therapy services. The ultimate effect on the Company's operations cannot be predicted at this time because the extent and composition of the ancillary cost limitations are subject to change.

Management fee revenue decreased to $768,000 in 2001 from $934,000 in 2000, a decrease of $166,000, or 17.8%. A management contract covering four nursing facilities includes a defined calculation of the "priority of distribution," which determines the amount of management fees which may be earned by the Company. The Company's management fee is the lesser of 6% of facility revenues or the amount determined by the priority of distribution calculation. The reduction of management fees is a result of increased operating costs of these facilities, including primarily professional liability and provisions for cost report settlements.

Operating Expense. Operating expense, excluding the one-time, $8.7 million charge for professional liability costs, increased to $42.5 million in 2001 from $38.6 million in 2000, an increase of $3.9 million, or 10.0%. As a percent of patient and resident revenues, operating expense, excluding the one-time charge, increased to 81.7% in 2001 from 78.3% in 2000. Including the one-time charge, operating expense increased to $51.2 million in 2001 from $38.6 million in 2000, an increase of $12.6 million, or 32.5%. As a percent of patient and resident revenues, operating expense, including the one-time charge, increased to 98.3% in 2001 from 78.3% in 2000. The increase in operating expenses is primarily attributable to cost increases related to professional liability, wages, bed taxes and utilities. The Company's professional liability costs for United States nursing homes and assisted living facilities, including insurance premiums and reserves for self-insured claims and including the one-time charge, increased to $11.1 million in 2001 from $2.0 million in 2000, an increase of $9.1 million or 451.2%. The 2001 professional liability cost includes additional, non-cash charges of approximately $8.7 million recorded in the third quarter based on a current actuarial review, including the recent effects of additional claims and higher settlements per claim. The charge arises primarily from an escalation in the number and size of claims anticipated to affect the Company's self-insured professional liability retention. The actuarial review included estimates of known claims and a prediction of claims that may have occurred, but have not yet been reported to the Company. Based on the actuary report, the Company expects to incur increased professional liability costs in future periods, including the fourth quarter of 2001 and during 2002. The largest component of operating expenses is wages, which increased to $23.0 million in 2001 from $21.2 million in 2000, an increase of $1.8 million, or 8.6%. The increase in wages is due to increased costs associated with increased Medicare census and tighter labor markets in most of the areas in which the Company operates, partially offset by reduced costs associated with reduced Medicaid census.

Lease Expense. Lease expense decreased to $5.2 million in 2001 from $5.3 million in 2000, a decrease of $95,000, or 1.8%. Effective October 1, 2000, the Company entered into an amended lease agreement with the primary lessor of the Company's United States nursing homes, which resulted in reduced lease costs. Partially offsetting this decrease, the majority of the Company's lease agreements include annual adjustments generally tied to inflation.

General and Administrative Expense. General and administrative expense increased to $3.5 million in 2001 from $3.1 million in 2000, an increase of $440,000, or 14.4%. As a percent of total net revenues, general and administrative expense increased to 6.6% in 2001 from 6.1% in 2000. This increase is attributable to various corporate expenses, including salaries and wages, workers compensation, health insurance, employee recruitment and relocation, legal and accounting costs.

Interest Expense. Interest expense decreased to $1.3 million in 2001 from $1.5 million in 2000, a decrease of $231,000 or 15.0%. Interest rate reductions on the Company's variable rate debt were partially offset by an increase in 2001 in the Company's average outstanding debt balance and Series B Redeemable Convertible Preferred Stock as compared to 2000.

Depreciation and Amortization. Depreciation and amortization expenses increased to $1.4 million in 2001 from $1.2 million in 2000, an increase of $194,000, or 15.7%. This increase includes depreciation on future capital expenditures required as a result of certain provisions of the lease covering the majority of the Company's United States nursing homes.

Non-Recurring Charges. During the third quarter of 2000, the Company recorded non-recurring charges totaling $359,000 in connection with the proposed restructuring of the lease arrangements covering the majority of its United States nursing facilities and the proposed refinancing of certain debt obligations. Of this amount, $233,000 and $125,000 related to consulting and legal fees incurred, respectively.

Income Before Income Taxes; Net Income (Loss); Earnings (Loss) Per Share. As a result of the above, the income before income taxes was a loss of $9.7 million in 2001 as compared to income of $233,000 in 2000, a decrease of $9.9 million. Excluding the one-time charge, income before income taxes was a loss of $1.1 million in 2001. The income tax provision in 2001 relates to provincial taxes in Canada. The effective combined federal, state and provincial income tax rate was 36.0% in 2000. Net income was a loss of $9.9 million in 2001 as compared to income of $149,000 in 2000, a decrease of $10.0 million. The basic and diluted earnings (loss) per share were $(1.79) each in 2001 as compared to $.03 each in 2000. Excluding the one-time charge, in 2001 the Company incurred a net loss of $1.2 million (basic and diluted loss of $0.21 per share).

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

Revenues. Net revenues increased to $152.7 million in 2001 from $145.9 million in 2000, an increase of $6.8 million, or 4.7%. Patient revenues increased to $119.7 million in 2001 from $111.6 million in 2000, an increase of $8.1 million, or 7.3%. The increase in patient revenues is due to increased Medicaid rates in Arkansas, increased Medicare utilization and Medicare rate increases and a 0.7% increase in occupancy in 2001 as compared to 2000. Partially offsetting these increases, the Company closed a facility in August 2000. As a percent of patient revenues, Medicare increased to 21.7% in 2001 from 20.1% in 2000 while Medicaid and similar programs decreased to 65.5% from 66.1% in 2000. Resident revenues decreased to $30.7 million in 2001 from $31.2 million in 2000, a decrease of $432,000, or 1.4%. The Company experienced a 7.5% decline in resident days, partially offset by an increase in rates.

Ancillary service revenues, prior to contractual allowances, decreased to $16.8 million in 2001 from $16.9 million in 2000, a decrease of $81,000 or 0.5%. The decrease is primarily attributable to reductions in revenue availability under Medicare. Although the $1,500 per patient annual ceiling has now been lifted for a two year period on physical, speech and occupational therapy services, the impact of the relief is not expected to be sufficient to offset the substantial losses that have been incurred by the Company and the long-term care industry from the provision of therapy services. The ultimate effect on the Company's operations cannot be predicted at this time because the extent and composition of the ancillary cost limitations are subject to change.

Management fee revenue decreased to $2.1 million in 2001 from $3.0 million, a decrease of $877,000, or 29.6%. A management contract covering four nursing facilities includes a defined calculation of the "priority of distribution", which determines the amount of management fees which may be earned by the Company. The Company's management fee is the lesser of 6% of facility revenues or the amount determined by the priority of distribution calculation. The reduction in management fee revenue is a result of increased operating costs of these facilities, including primarily professional liability and provisions for cost report settlements.

Operating Expense. Operating expense, excluding the one-time, $8.7 million charge for professional liability costs, increased to $123.4 million in 2001 from $112.2 million in 2000, an increase of $11.2 million, or 9.9%. As a percent of patient and resident revenues, operating expense, excluding the one-time charge, increased to 82.0% in 2001 from 78.6% in 2000. Including the one-time charge, operating expense increased to $132.0 million in 2001 from $112.2 million in 2000, an increase of $19.8 million, or 17.7%. As a percent of patient and resident revenues, operating expense increased to 87.7% in 2001 from 78.6% in 2000. The increase in operating expenses is primarily attributable to cost increases related to professional liability, wages, bed taxes, utilities, workers compensation and health insurance. The Company's professional liability costs for United States nursing homes and assisted living facilities, including insurance premiums and reserves for self-insured claims and including the one-time charge, increased to $16.2 million in 2001 from $5.6 million in 2000, an increase of $10.6 million or 192.1%. The 2001 professional liability cost includes additional, non-cash charges of approximately $8.7 million recorded in the third quarter based on a current actuarial review, including the recent effects of additional claims and higher settlements per claim. The charge arises primarily from an escalation in the number and size of claims anticipated to affect the Company's self-insured professional liability retention. The actuarial review included estimates of known claims and a prediction of claims that may have occurred, but have not yet been reported to the Company. Based on the actuary report, the Company expects to incur increased professional liability costs in future periods, including the fourth quarter of 2001 and during 2002. The largest component of operating expenses is wages, which increased to $65.8 million in 2001 from $61.5 million in 2000, an increase of $4.3 million, or 7.1%. The increase in wages is due to tighter labor markets in most of the areas in which the Company operates.

Lease Expense. Lease expense decreased to $15.5 million in 2001 from $15.8 million in 2000, a decrease of $273,000, or 1.7%. Effective October 1, 2000, the Company entered into an amended lease agreement with the primary lessor of the Company's United States nursing homes, which resulted in reduced lease costs. Partially offsetting this decrease, the majority of the Company's lease agreements include annual adjustments generally tied to inflation.

General and Administrative Expense. General and administrative expense increased to $10.1 million in 2001 from $8.8 million in 2000, an increase of $1.4 million, or 15.4%. As a percent of total net revenues, general and administrative expense increased to 6.6% in 2001 from 6.0% in

2000. This increase is attributable to various corporate expenses, including salaries and wages, workers compensation, health insurance, employee recruitment and relocation, legal and accounting costs.

Interest Expense. Interest expense decreased to $4.2 million in 2001 from $4.4 million in 2000, a decrease of $236,000, or 5.3%. Interest rate reductions on the Company's variable rate debt were partially offset by an increase in 2001 in the Company's average outstanding debt balance and Series B Redeemable Convertible Preferred Stock as compared to 2000.

Depreciation and Amortization. Depreciation and amortization expenses increased to $4.2 million in 2001 from $3.6 million in 2000, an increase of $630,000, or 17.4%. This increase includes depreciation on future capital expenditures required as a result of certain provisions of the lease covering the majority of the Company's United States nursing homes.

Non-Recurring Charges. During the second quarter of 2000, the Company recorded non-recurring charges totaling $622,000 in connection with the proposed restructuring of the lease arrangements covering the majority of its United States nursing facilities and the proposed refinancing of certain debt obligations. Of this amount, $391,000 and $215,000 related to consulting and legal fees incurred, respectively.

Income Before Income Taxes; Net Income (Loss); Earnings (Loss) Per Share. As a result of the above, the income before income taxes was a loss of $13.4 million in 2001 as compared to income of $480,000 in 2000, a decrease of $13.9 million. Excluding the one-time charge, income before income taxes was a loss of $4.7 million in 2001. The income tax provision in 2001 relates to provincial taxes in Canada. The effective combined federal, state and provincial income tax rate was 36.0% in 2000. Net income was a loss of $13.7 million in 2001 as compared to income of $307,000 in 2000, a decrease of $14.0 million. The basic and diluted earnings (loss) per share were $(2.49) each in 2001 as compared to $.06 each in 2000. Excluding the one-time charge, in 2001 the Company incurred a net loss of $5.0 million (basic and diluted loss of $0.97 per share).

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company had negative working capital of $61.2 million and a current ratio of 0.25, compared with negative working capital of $60.1 million and a current ratio of 0.27 at December 31, 2000. The Company has incurred losses during 2001, 2000, and 1999 and has limited resources available to meet its operating, capital expenditure and debt service requirements during 2001.

Certain of the Company's debt agreements contain various financial covenants, the most restrictive of which relate to current ratio requirements, tangible net worth, cash flow, net income (loss), and limits on the payment of dividends to shareholders. As of December 31, 2000 and September 30, 2001, the Company was not in compliance with certain of these financial covenants. The Company has not obtained waivers of the non-compliance. Cross-default or material adverse change provisions contained in the debt agreements allow the holders of substantially all of the Company's debt to demand immediate repayment. The Company would not be able to repay this indebtedness if the applicable lenders demanded repayment. Although the Company does not anticipate that such demand will be made, the continued forbearance on the part of the Company's lenders cannot be assured at this time. Given that events of default exist under the Company's working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances.

Based on regularly scheduled debt service requirements, the Company has a total of $6.7 million that must be repaid or refinanced in January 2002. During the third quarter, the Company entered into an extension agreement for mortgage notes payable totaling $2.4 million. The agreement extended the maturity dates of these notes payable to August 2002. As a result of the covenant non-compliance and other cross-default provisions, the Company has classified a total of $58.9 million of debt as current liabilities as of September 30, 2001.

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

Management believes that revenues in future periods will increase as a result of Medicare and certain state Medicaid rate increases. In addition, the Company has emphasized attracting and retaining patients and residents. Management has implemented a plan to attempt to minimize future expense increases through the elimination of excess operating costs. However, it is anticipated that the Company will continue to experience significant professional liability costs. The Company is unable to predict if it will be successful in reducing operating losses, in negotiating waivers, amendments, or refinancings of outstanding debt, or if the Company will be able to meet any amended financial covenants in the future. Any demands for repayment by lenders or the inability to obtain waivers or refinance the related debt would have a material adverse impact on the financial position, results of operations and cash flows of the Company. The independent public accountant's report on the Company's financial statements at December 31, 2000 included a paragraph with regards to the uncertainties of the Company's ability to continue as a going concern.

As of September 30, 2001, the Company had drawn $2.6 million under its working capital line of credit. The total maximum outstanding balance of the working capital line of credit, including letters of credit outstanding, is $4.5 million. Of the total $4.5 million of maximum availability, $1.0 million is limited to certain maximum time period restrictions. There are certain additional restrictions based on certain borrowing base restrictions. As of September 30, 2001, the Company had $350,000 of letters of credit outstanding with the same bank lender, which further reduce the maximum available amount outstanding under the working capital line of credit. As of September 30, 2001, the Company had total additional borrowing availability of $1.9 million under its working capital line of credit. In conjunction with the Company's execution of the Settlement and Restructuring Agreement with Omega Healthcare Investors, Inc., the Company amended the terms of the working capital line of credit, extending the maturity through January 2004 and modifying the interest rate from LIBOR plus 2.50% to the bank's prime rate plus .50% (up to a maximum of 9.50%) effective October 1, 2000.

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

Effective March 9, 2001, the Company has obtained professional liability insurance coverage that, based on historical claims experience, could be substantially less than the claims that could be incurred during 2001. The Company would be obligated to pay any claims in excess of its insurance coverage. The Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims in excess of insurance coverage of $17.4 million at September 30, 2001. This amount includes a one-time, non-cash charge of approximately $8.7 million recorded in the third quarter based on an actuarial review. In addition, the payment of professional liability claims by the Company's insurance carriers is dependent upon the financial solvency of the individual carriers. The Company is aware that one of its insurance carriers providing coverage for prior years claims is currently under rehabilitation proceedings. The ultimate payments by the Company of professional liability claims accrued as of December 31, 2000 and claims that could be incurred during 2001 because such claims exceed the Company's insurance coverage or because of the inability of an insurance carrier to pay such claims could require cash resources during 2001 that would be in excess of the Company's available cash or other resources.

On June 22, 2001, a jury in Mena, Arkansas issued a verdict in a professional liability lawsuit against the Company and certain of its subsidiaries totaling $78.425 million. The Company filed motions with the court, asking the trial judge to overturn or reduce the verdict. On August 3, 2001, the Company's motions were denied. The Company has appealed the verdict. The Company's insurers have posted the required bond on this judgment. The posting of this bond stays execution of the judgment during the appeal process. The Company plans to vigorously defend the judgment and has given notice of appeal to the Supreme Court of Arkansas.

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

Net cash provided by operating activities totaled $4.9 million and $5.4 million for the nine month periods ended September 30, 2001 and 2000, respectively. These amounts primarily represent the cash flows from net operations plus changes in non-cash components of operations and by working capital changes. No assurance can be given that future cash flow will be sufficient to meet the working capital, debt service or capital expenditure requirements of the Company for the next twelve months.

Net cash used in investing activities totaled $2.2 million and $2.0 million for the nine months periods ended September 30, 2001 and 2000, respectively. These amounts primarily represent purchases of property plant and equipment, investments in and advances to joint ventures and additional investments in TDLP, a limited partnership for which the Company served as the general partner. The Company has used between $2.7 million and $5.2 million for capital expenditures in the three calendar years ending December 31, 2000. Substantially all such expenditures were for facility improvements and equipment, which were financed principally through working capital. For the year ended December 31, 2001, the Company anticipates that capital expenditures for improvements and equipment for its existing facility operations will be approximately $4.2 million, including $1.0 million for non-routine projects.

Net cash used in financing activities totaled $4.4 million and $1.7 for the nine month periods ended September 30, 2001 and 2000, respectively. The net cash used in financing activities primarily represents net proceeds from issuance and repayment of debt and advances to TDLP.

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

Accounts receivable attributable to the provision of patient and resident services at September 30, 2001 and December 31, 2000, totaled $20.7 million and $18.1 million, respectively, representing approximately 38 and 34 days in accounts receivable, respectively. Accounts receivable from the provision of management services were $299,000 and $721,000 at September 30, 2001 and December 31, 2000, respectively representing approximately 39 and 67 days in accounts receivable, respectively. The allowance for bad debt was $6.0 million and $5.0 million at September 30, 2001 and December 31, 2000, respectively.

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

Recently, government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of fraud and abuse statutes and regulations. Violations of these laws and regulations could result in exclusion from government health care programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Compliance with the Health Care Laws can be subject to both future and retrospective government review and interpretation, as well as regulatory actions unknown or unasserted at this time. The Company is currently a defendant in two pending false claims actions as described under Item 1. Legal Proceedings.

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

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. SFAS No. 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 requires that intangible assets with finite useful lives be amortized, and that goodwill and intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after September 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until the adoption of SFAS No. 142.

The Company has not determined the impact, if any, of the adoption of SFAS No. 141 and SFAS No. 142 on its financial statements.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") effective for fiscal years beginning after June 15, 2002. SFAS 143 requires that a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company does not expect the future adoption of SFAS 143 to have a material effect on its financial position or results of operations.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144") effective for fiscal years beginning after December 15, 2001. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The Company has not yet determined the impact of the January 2002 adoption of SFAS 144 on its financial position or results of operations.

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

                          PART II -- OTHER INFORMATION

Item 2. Legal Proceedings.

On October 17, 2000, the Company was served with a civil complaint by the Florida Attorney General's office, in the case of State of Florida ex rel. Mindy Myers v. R. Brent Maggio, et al. In this case, the State of Florida has accused multiple defendants of violating Florida's False Claims Act. At a hearing held April 25, 2001 in the Circuit Court of Leon County, Florida, the Court dismissed the State of Florida's complaint in its entirety based on the State's failure to plead false claims violations with sufficient particularity as required by law. On October 15, 2001, the State of Florida filed a second amended complaint against the same defendants. The Company, in its capacity as the manager of four nursing homes owned by Emerald Coast Healthcare, Inc. ("Emerald"), is named in the amended complaint, which accuses the Company of making illegal kickback payments to R. Brent Maggio, Emerald's sole shareholder, and fraudulently concealing such payments in the Medicaid cost reports filed by the nursing homes. The second amended complaint also accuses the Company of (i) receiving payment by mistake of fact, (ii) unjust enrichment and (iii) civil theft. The Company believes that the claims are without merit and the Company intends to vigorously pursue its defense in this amended complaint.

Under the Federal False Claims Act, health care companies may be named as a defendant in an action which is filed under court seal, without being informed of this fact until the government has substantially completed its investigation. In such cases, there sometimes occurs a provision for "partial lifting of the seal," in which the trial court orders that the seal may be lifted for purposes of giving the named defendant the opportunity to informally present its defenses and discuss settlement prospects with the government. In cases in which the judge orders such a "partial lifting of the seal," the defendant becomes aware of the case but is precluded from discussing it publicly. The one case to which the Company had referred in previous filings was U.S.A ex rel. Susan Elaine Connor and Cathy L. Johnson v. Cambridge Medical Center a/k/a Mayfield Rehabilitation & Special Care Center a/k/a Diversicare Leasing Corp. USDC, Middle District of Tennessee, No. 3:98-0605. In November 2001, the court entered an order indicating that the department of justice had chosen not to intervene in this case. The Company does not know whether the individual relators will pursue this action, but the Company plans to vigorously defend the case if it does proceed.

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

The entire United States long-term care industry has seen a dramatic increase in personal injury/wrongful death claims based on alleged negligence by nursing homes and their employees in providing care to patients and residents. As a result, the Company has numerous liability claims and disputes outstanding for professional liability and other related issues. On June 22, 2001, a jury in Mena, Arkansas issued a verdict in a professional liability lawsuit against the Company totaling $78.425 million. Professional liability insurance up to certain limits is carried by the Company and its subsidiaries for coverage of such claims. However, due to the increasing number of claims against the Company and throughout the long-term care industry, the Company's professional liability insurance premiums and deductible amounts have increased substantially during 1999, 2000 and 2001. For more information regarding the Mena, Arkansas verdict and the Company's insurance coverage, see Notes 3 and 7 in "Notes to Interim Consolidated Financial Statements".

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

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ADVOCAT INC.



November 14, 2001
                                By: /s/ William R. Council, III
                                    -------------------------------------------
                                    William R. Council, III
                                    Executive Vice-President, Secretary,
                                    Principal Financial Officer and Chief
                                    Accounting Officer and An Officer Duly
                                    Authorized to Sign on Behalf of the
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

4.3        Summary of Shareholder Rights Plan adopted March 13, 1995
           (incorporated by reference to Exhibit B of Exhibit 1 to Form 8-A filed March 30, 1995).

4.4 Rights Agreement of Advocat Inc. dated March 23, 1995 (incorporated by reference to Exhibit 1 to Form 8-A filed March 30, 1995).

4.5        Amended and Restated Rights Agreement dated as of December 7, 1998
           (incorporated by reference to Exhibit 1 to Form 8-A/A filed December
           7, 1998).

10.1 Termination, Assignment And Release Agreement is dated as of the 30th day of September, 2001 and is by and among (I) Counsel Nursing
           Properties, Inc., a Delaware corporation and Counsel Corporation
           [US], a Delaware corporation and the successor by name change to Diversicare Corporation of America, (ii) Diversicare Leasing Corp., a
           Tennessee corporation and Advocat Inc., a Delaware corporation, and
           (iii) Omega Healthcare Investors, Inc., a Maryland corporation, OHI
           Sunshine, Inc., a Florida corporation, and Sterling Acquisition
           Corp., a Kentucky corporation.

10.2 Settlement and Release Agreement entered into and effective as of 11:30, CST, on August 31, 2001 by and between Texas Diversicare
           Limited Partnership, a Texas limited partnership and Diversicare
           Leasing Corp., a Tennessee corporation.