Form 10-K405
period 2001-12-31
ADVOCAT INC
filed 2002-03-29
CIK 919956

                                   FORM 10-K
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2001

         or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______ to _____.

                         Commission file number 1-12996
                                  ADVOCAT INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                             62-1559667
-------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

            277 Mallory Station Road, Suite 130, Franklin, TN 37067
            -------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (615) 771-7575

          Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
Title of each class                                        which registered
-------------------------------------------------------------------------------
Common Stock, par value $0.01 per share                        NASD OTC


          Securities registered pursuant to Section 12(g) of the Act:

                                     None.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of Common Stock held by non-affiliates on March 22, 2002 (based on the closing price of such shares on the NASD OTC Market) was $715,565. For purposes of the foregoing calculation only, all directors, named executive officers and persons known to the Registrant to be holders of 5% or more of the Registrant's Common Stock have been deemed affiliates of the Registrant.

On March 22, 2002, 5,493,287 shares of the registrant's $0.01 par value Common Stock were outstanding.

                      Documents Incorporated by Reference:

The following documents are incorporated by reference into Part III, Items 10, 11, 12, and 13 of this Form 10-K: The Registrant's definitive proxy materials for its 2002 annual meeting of stockholders.

                                     PART I

ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS.

Certain statements made by or on behalf of Advocat Inc. (together with its subsidiaries, "Advocat" or the "Company"), including those contained in this Annual Report on Form 10-K and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties including, but not limited to, changes in governmental reimbursement, government regulation and health care reforms, the increased cost of borrowing under the Company's credit agreements, covenant waivers from the Company's lenders, possible amendments to the Company's credit agreements, ability to control ultimate professional liability costs, the impact of future licensing surveys, changing economic conditions as well as others. Investors also should refer to the risks identified in "Item 1:
Business - Material Corporate Developments and Risk Factors" and "Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, the Company can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, cautions investors not to place undue reliance on them. Actual results may differ materially from those described in such forward-looking statements. Such cautionary statements identify important factors that could cause the Company's actual results to materially differ from those projected in forward-looking statements. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

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

The Company's objective is to become the provider of choice of health care and related services to the elderly in the communities in which it operates. Advocat will continue to implement its operating strategy of (i) providing a broad range of cost-effective elder care services; (ii) forming strategic alliances with other health care providers to expand the Company's continuum of care; and (iii) clustering its operations on a regional basis. Key elements of the Company's growth strategy are to increase revenue and profitability at existing facilities, emphasize development of joint ventures in Canada, and pursue additional management contract opportunities. The Company's financial position significantly limits its strategic opportunities to non-capital intensive opportunities.

The Company's principal executive offices are located at 277 Mallory Station Road, Suite 130, Franklin, Tennessee 37067. The Company's telephone number at that address is (615) 771-7575, and its facsimile number is (615) 771-7409. The Company's web-site is located at www.irinfo.com/AVC. The information on the Company's web-site does not constitute part of this Annual Report on Form 10-K.

MATERIAL CORPORATE DEVELOPMENTS AND RISK FACTORS.

There have been a number of material developments both within the Company and the long-term care industry. These developments have had and are likely to continue to have a material impact on the Company. This section summarizes these developments as well as other risks, that should be considered by stockholders and prospective investors in the Company.

Self-Insured Professional Liability Exposure

The entire long-term care profession in the United States has experienced a dramatic increase in claims related to alleged negligence in providing care to its patients and the Company is no exception in this regard. As a result, the Company has numerous liability claims and disputes outstanding for professional liability and other related issues. On June 22, 2001, a jury in Mena, Arkansas, issued a verdict in a professional liability lawsuit against the Company totaling $78.425 million. The Company has appealed the verdict. The Company believes that the $78.425 million verdict will be covered by insurance pursuant to the 1997 and 1998 insurance programs. The Company and its subsidiaries carry professional liability insurance up to certain limits for coverage of such claims. However, the coverage available to the Company declined significantly, beginning in 1999. Based on the insurance coverage in effect at the time of the Mena claim, the verdict amount has not been accrued. However, the ultimate resolution of the Company's professional liability claims and disputes are unknown at the present time. There can be no assurance that verdicts against the Company will not exceed the policy limits of the Company's insurance policies or that the Company will be able to fund its self-insured portion. For more information regarding the Mena, Arkansas, verdict and the Company's insurance coverage, see Note 14 to the Company's financial statements, "Item 7:
Management's Discussion and Analysis of Financial Condition - Liquidity and Capital Resources." and "Item 1: Business - Insurance."

In addition, due to the increasing cost of claims against the Company and throughout the long-term care industry, the Company's professional liability insurance premiums and deductible amounts increased substantially and insurance coverage limits have decreased significantly during 1999, 2000 and 2001. These substantial premium and deductible increases and insurance coverage decreases have also continued for the policy year 2002. As a result of the substantial premium and deductible increases and insurance coverage decreases for the 2002 policy year, effective March 9, 2002, the Company has obtained professional liability insurance coverage for its United States nursing homes and assisted living facilities that, based on historical claims experience, is likely to be substantially less than the claims that could be incurred during the policy period from March 9, 2002 through March 9, 2003. As a result, the Company is effectively self-insured. See "Item 1: Business - Insurance."

Operating Losses

The Company has incurred operating losses during the years ended December 31, 2001, 2000 and 1999 and has limited resources available to meet its operating, capital expenditure and debt service requirements during 2002. The Company has a working capital deficit of $64.4 million as of December 31, 2001. No assurance can be given that the Company will achieve profitable operations during 2002. The Company cannot assure that internally generated cash flows from earnings and existing cash balances will be sufficient to fund existing debt obligations or future capital and working capital requirements through fiscal year 2002. At a minimum, the Company's cash requirements during 2002 include funding operations (including potential payments related to professional liability claims), capital expenditures, scheduled debt service, and working capital requirements. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Financial Resources."

Current Debt Maturities and Financial Covenant Non-Compliance

The Company has $34.3 million of scheduled debt maturities during 2002. In addition, certain of the Company's debt agreements contain various financial covenants, the most restrictive of which relate to current ratio requirements, tangible net worth, cash flow, net income (loss), required insurance coverage and limits on the payment of dividends to shareholders. As of December 31, 2001, the Company was not in compliance with certain of these financial covenants. The Company has not obtained waivers of the non-compliance. Cross-default or material adverse change provisions contained in the debt agreements allow the holders of substantially all of the Company's debt to demand immediate repayment. The Company would not be able to repay this indebtedness if the applicable lenders demanded repayment. Although the Company does not anticipate that such demands will be made, the continued forbearance on the part of the Company's lenders cannot be assured at this time. Given that events of default exist under the Company's working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances. Any demands for repayment by lenders or the inability to obtain waivers or refinance the related debt would have a material adverse impact on the financial position, results of operations and cash flows of the Company. See "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Financial Resources."

Cross-Defaults Under Debt, Leases and Management Agreements.

As noted above, as of December 31, 2001, the Company was not in compliance with certain of its debt covenants. An event of default under the Company's debt agreements could lead to actions by the lenders that could result in an event of default under the Company's lease agreements covering a majority of its United States nursing facilities. In addition, the Company has obtained professional malpractice insurance coverage for its United States nursing homes that is less than amounts required in the Omega Master Lease. The Company has not obtained waivers of the non-compliance. The Master Lease provides that a default with respect to one facility is a default with respect to the entire Master Lease. The Company leases eight facilities and manages eight facilities owned by Counsel or affiliates of Counsel. A default under any of the agreements with Counsel or its affiliates constitutes a default under all of the leases and management agreements with Counsel. Finally, three management contracts that cover two, four and seven nursing homes, respectively, provide that a default with respect to any facility under any one of the management contracts is a default with respect to all facilities under such management contracts. In addition, certain of the Company's debt agreements provide that a default under any of the Company's leases or management agreements constitutes a default under the debt agreements. Should such a default occur in the related lease agreements, the lessor would have the right to terminate the lease agreements.

Health Care Industry

The health care industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government health care program participation requirements, reimbursement for patient services, quality of resident care and Medicare and Medicaid fraud and abuse (collectively the "Health Care Laws"). Changes in these laws and regulations, such as reimbursement policies of

Medicare and Medicaid programs as a result of budget cuts by federal and state governments or other legislative and regulatory actions, have had a material adverse effect on the profession and the Company's consolidated financial position, results of operations, and cash flows. Future federal budget legislation and federal and state regulatory changes may negatively impact the Company. See "Item 1: Business - Government Regulation and Reimbursement".

Dependence on Reimbursement by Third-Party Payors.

Substantially all of the Company's nursing home revenues, including management fees, are directly or indirectly dependent upon reimbursement from third-party payors, including the Medicare and Medicaid programs, the Ontario Government Operating Subsidy program, and private insurers. For the year ended December 31, 2001, approximately 64.0%, 18.7%, and 17.3% of the Company's patient and resident revenues were derived from Medicaid, Medicare and private pay sources. Changes in the mix of the Company's patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may affect the Company's net revenues and profitability. The net revenues and profitability of the Company are also affected by the continuing efforts of all payors to contain or reduce the costs of health care. Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue. Under the current law, Medicare reimbursements for nursing facilities are scheduled to be reduced by as much as 17% at the end of the Federal Government's fiscal year (September 30, 2002), with the expiration of several temporary payment increases enacted as part of the 1999 and 2000 Medicare enhancement bills. The Company has estimated that the revenue reduction as a result of the expiration of the temporary impact would be approximately $3.8 million to $6.3 million, based on the Medicare census and patient RUG levels experienced by the Company in 2001. The actual impact can not be determined at this time and is dependent on the changes that actually are legislatively implemented and on the Company's Medicare census and patient RUG levels. Any changes in reimbursement levels under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company's net revenues and net income. The Company is unable to predict what reform proposals or reimbursement limitations will be adopted in the future or the effect such changes will have on its operations. No assurance can be given that such reforms will not have a material adverse effect on the Company. See "Item 1: Business - Government Regulation and Reimbursement".

Government Regulation.

The United States government, the Canadian government, and all states and provinces in which the Company operates regulate various aspects of its business. Various federal, state and provincial laws regulate relationships among providers of services, including employment or service contracts and investment relationships. The operation of long-term care facilities and the provision of services are also subject to extensive federal, state, provincial and local laws relating to, among other things, the adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, environmental compliance, ADA compliance, fire prevention and compliance with building codes. Long-term care facilities are also subject to periodic inspection to assure continued compliance with various standards and licensing requirements under state law, as well as with Medicare and Medicaid standards. The failure to obtain or renew any required regulatory approvals or licenses could adversely affect the Company's growth and could prevent it from offering its existing or additional services. In addition, health care is an area of extensive and frequent regulatory change. Changes in the laws or new interpretations of existing laws can have a significant effect on methods and costs of doing business and amounts of payments received from governmental and other payors. The Company's operations could be adversely affected by, among other things, regulatory developments such as mandatory increases in the scope and quality of care to be afforded patients and revisions in licensing and certification standards. The Company at all times attempts to comply with all applicable laws; however, there can be no assurance that administrative or judicial interpretation of existing laws or regulations will not have a material adverse effect on the Company's operations or financial condition. See "Item 1: Business - Government Regulation and Reimbursement".

Increased Regulatory Scrutiny.

The Office of Inspector General ("OIG"), the enforcement arm of the Medicare program, has announced in its work plan for 2002 that it intends to increase scrutiny of nursing homes. Compliance review will focus on quality of care, medical necessity of mental health services, and documentation of therapy services, among other concerns. The Company cannot predict the likelihood, scope or outcome of any such investigations on its facilities.

Self-Referral and Anti-Kickback Legislation.

The health care industry is highly regulated at the state, provincial and federal levels. In the United States, various state and federal laws regulate the relationships between providers of health care services, physicians, and other clinicians. These self-referral laws impose restrictions on physician referrals for designated health services to entities with which they have financial relationships. These laws also prohibit the offering, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare or state health care program patients or patient care opportunities for the purchase, lease or order of any item or service that is covered by the Medicare and Medicaid programs. There can be no assurance the Company's operations will not be subject to review, scrutiny, penalties or enforcement actions under these laws, or that these laws will not change in the future. Violations of these laws may result in substantial civil or criminal penalties for individuals or entities, including large civil monetary penalties and exclusion from participation in the Medicare or Medicaid programs. Such exclusions or penalties, if applied to the Company, could have a material adverse effect on the profitability of the Company.

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

Guarantees of Partnership Cash Flows.

A subsidiary of the Company has provided guarantees of certain cash flow deficiencies and quarterly return obligations of Diversicare VI Limited Partnership ("Diversicare VI"), which may obligate the subsidiary to make interest-free loans to Diversicare VI. Such cash flow obligations have never been called upon; however, no assurance can be given that such obligations will not arise in the future. If any such loans are made, there is no assurance that all, or any portion, of any such loans made to Diversicare VI will be repaid.

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

Provisions in the executive officers' employment agreements provide for post-termination compensation, including payment of certain of the executive officers' salaries for up to 30 months, following certain changes in control. Certain changes in control of the Company also constitutes an event of default under the Company's bank credit facility. The foregoing matters may, together or separately, have the effect of discouraging or making more difficult an acquisition or change of control of the Company.

BUSINESS.

Advocat provides a broad range of long-term care services to the elderly including assisted living, skilled nursing and ancillary health care services. As of December 31, 2001, Advocat's portfolio includes 116 facilities composed of 62 nursing homes containing 6,992 licensed beds and 54 assisted living facilities containing 5,298 units. In comparison, at December 31, 2000, the Company operated 120 facilities composed of 64 nursing homes containing 7,230 licensed beds and 56 assisted living facilities containing 5,425 units. Within the current portfolio, 29 facilities are managed on behalf of other owners, 22 of which are on behalf of unrelated owners and seven in which the Company holds a minority equity interest. The remaining facilities, consisting of 58 leased and 29 owned facilities, are operated for the Company's own account. In the United States, the Company operates 49 nursing homes and 32 assisted living facilities, and in Canada, the Company operates 13 nursing homes and 22 assisted living facilities.

The Company's facilities provide a range of health care services to its residents. In addition to the nursing and social services usually provided in long-term care facilities, the Company offers a variety of rehabilitative, nutritional, respiratory, and other specialized ancillary services. As of December 31, 2001, the Company operates facilities in Alabama, Arkansas, Florida, Georgia, Kentucky, North Carolina, Ohio, South Carolina, Tennessee, Texas, Virginia, West Virginia, and the Canadian provinces of Ontario, British Columbia, Nova Scotia and Alberta.

The Company, in its role as owner, lessee, or manager, is responsible for the day-to-day operations of all operated facilities. These responsibilities include recruiting, hiring, and training all nursing and other personnel, and providing resident care, nutrition services, marketing, quality improvement, accounting, and data processing services for each facility. The lease agreements pertaining to the Company's 58 leased facilities are, in all but two cases, "triple net" leases, requiring the Company to maintain the premises, pay taxes and pay for all utilities. The leases typically provide for an initial term of 10 to 15 years with renewal options up to 10 years. The average remaining term of the Company's lease agreements, including renewal options, is approximately 17 years.

As compensation for providing management services, the Company earns a management fee, which in 2001 averaged approximately 3.4% of the facilities' net patient revenues. Of the Company's 29 management agreements, 5 have more than five years remaining on their current terms, 19 have from one to three years remaining on their current terms and 5 have a current term expiring within one year, with an average remaining life of approximately 3.8 years for all contracts.

INDUSTRY BACKGROUND.

The long-term care profession encompasses a broad range of non-institutional and institutional services. For those among the elderly requiring temporary or limited special services, a variety of home care options exist. As needs for assistance in activities of daily living develop, assisted living facilities become the most viable and cost effective option. For those among the elderly requiring much more intensive care, skilled nursing facility care becomes the only viable option. The Company, through its assisted living facilities and nursing homes, is actively involved in the continuum of care and believes that it has, through its history of operating such facilities, developed the expertise required to serve the varied needs of its elderly residents.

Since the enactment of the BBA in 1997, numerous changes affecting government funding levels of the nursing home industry have resulted. See "Item 1:
Business - Government Regulation and Reimbursement - Material Corporate Developments - Medicare Reimbursement Changes." While the ultimate impact of the BBA on nursing homes is presently unknown, management believes there are a number of significant trends that will support the continued growth of the assisted living and nursing home segments of the long-term care industry, including:

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

                  Limited Supply of Facilities. As the nation's elderly population continues to grow, life expectancy continues to expand, and there continues to be limitations on granting Certificates of Need ("CON's") for new skilled nursing facilities, management believes that there will be continued demand for skilled nursing beds in the markets in which the Company operates. The majority of states have adopted CON, or similar statutes, requiring that prior to the addition of new skilled beds, any new services, or making certain capital expenditures, a state agency must determine that a need exists for the new beds or proposed activities. The Company believes that this CON process tends to restrict the supply and availability of licensed skilled nursing facility beds. High construction costs, limitations on state and federal government reimbursement for the full costs of construction, and start-up expenses also act to restrict growth in the supply for such facilities. At the same time, skilled nursing facility operators are continuing to focus on improving occupancy and expanding services to include high acuity subacute patients, that require significantly higher levels of skilled nursing personnel and care. Although many states do not require CON's for assisted living facilities, some states impose additional limitations on the supply of these facilities. For example, North Carolina has imposed a moratorium on any addition of new beds unless there is a demonstrated need based on several criteria, such as those items noted in the original language of the law stating that county vacancy rates are less than 15%, as well as other specific factors.

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

NURSING HOME AND ASSISTED LIVING FACILITY SERVICES.

Operations. As of December 31, 2001, the Company operates 62 nursing homes with 6,992 licensed beds and 54 assisted living facilities with 5,298 units as set forth below:

                                       United States                   Canada
                                ---------------------------------------------------------
                                Facilities    Licensed Beds    Facilities   Licensed Beds
                                ----------    -------------    ----------   -------------
Nursing Homes:
     Owned                          11            1,006              2            144
     Leased                         34            3,769              0              0
     Managed                         4              423             11          1,650
                                    --            -----          -----          -----
                     Total          49            5,198             13          1,794
                                    ==            =====          =====          =====

                                          Facilities        Units         Facilities        Units
                                          ----------       ------         ----------       ------
Assisted Living Facilities(1)
     Owned                                    13              944             3              215
     Leased                                   19            1,543             5              479
     Joint Venture Managed                     0                0             7            1,062
     Managed                                   0                0             7            1,055
                                              --            -----            --            -----
                     Total                    32            2,487            22            2,811
                                              ==            =====            ==            =====

---------
(1) Facilities that provide both nursing care and assisted living services are counted as nursing homes although their units are classified as either nursing home beds or assisted living units. The Company operates three such facilities in the United States.

For the year ended December 31, 2001, the Company's net patient and resident revenues were $203.0 million, or 98.4% of total net revenues. For the year ended December 31, 2001, the Company's net revenues from the provision of management services were $3.0 million, or 1.5% of the total net revenues. See
Note 16 of the Company's Consolidated Financial Statements for more information on the Company's operating segments.

Nursing Home Services. The nursing homes operated by the Company provide skilled nursing health care services, including room and board, nutrition services, recreational therapy, social services, and housekeeping and laundry services. The Company's nursing homes range in size from 48 to 247 licensed beds. In addition, the nursing homes dispense medications and otherwise follow care plans prescribed by the patients' physicians. In an effort to increase revenues by attracting patients with more complex health care needs, the Company also provides for the delivery of ancillary medical services at the nursing homes it operates. These specialty services include rehabilitation therapy services, such as speech therapy, audiology, and occupational, hospital-based respiratory, and physical therapies, which are provided through licensed therapists and registered nurses, and the provision of medical supplies, nutritional support, infusion therapies, and related clinical services. On October 1, 2001 the Company entered into an agreement with a regional rehabilitation company to provide financial and clinical management of the Company's therapists. The Company believes that the rehabilitation company will provide better management of the therapy function, including an emphasis on better utilization of available therapists, while containing the total cost. The Company has historically contracted with third parties for a fee to assist in the provision of various ancillary services to the Company's patients. The Company owns an ancillary service supply business through which it provides medical supplies and enteral nutritional support services directly to patients. The Company continues to explore opportunities to broaden its ancillary services.

Assisted Living Facility Services. Services and accommodations at assisted living facilities include central dining facilities, recreational areas, social programs, housekeeping, laundry and maintenance service, emergency call systems, special features for handicapped persons and transportation to shopping and special events. The Company's assisted living facilities range in size from 12 to 323 units. The Company believes that assisted living services will continue to increase as an attractive alternative to nursing home care because a variety of supportive services and supervision can be obtained in a far more independent and less institutional setting. Generally, basic care and support services can be offered cheaper in an assisted living facility than either in a nursing home or through home health care assistance. On average, the Company provides 45 to 90 minutes of nursing care per resident per day in its Canadian assisted living facilities.

OPERATING AND GROWTH STRATEGY.

The Company's objective is to become the provider of choice of health care and related services to the elderly in the communities in which it operates. The Company intends to achieve this objective by seeking to:

         Provide a Broad Range of Cost-Effective Services. The Company's objective is to provide a variety of services in a broad continuum of care which will meet the ever changing needs of the elderly. The Company's expanded service offering currently includes assisted living, skilled nursing (including Alzheimer and Dementia Care), comprehensive rehabilitation services and medical supply and nutritional support services. By addressing varying levels of acuity, the Company is able to meet the needs of the elderly population it serves for a longer period of time and can establish a reputation as the provider of choice in a particular market. Furthermore, the Company believes it is able to deliver quality services cost-effectively, thereby expanding the elderly population base that can benefit from the Company's services, including those not otherwise able to afford private-pay assisted living services.

         Form Strategic Alliances or Joint Ventures with Other Health Care Providers. Through strategic alliances or joint ventures with other health care providers, the Company is able to offer additional services to its customers in a cost-effective, specialized manner. By entering into such agreements for services such as rehabilitation, the Company believes that it can continue to leverage the expertise of other providers in order to expand its continuum of care on a cost-effective basis. On October 1, 2001 the Company entered into an agreement with a regional rehabilitation company to provide financial and clinical management of the Company's therapists. The Company believes that the rehabilitation company will provide better management of the therapy function, including an emphasis on better utilization of available therapists, while containing the total cost.

         Cluster Operations on a Regional Basis. The Company has developed regional concentrations of operations in order to achieve operating efficiencies, generate economies of scale and capitalize on marketing opportunities created by having multiple operations in a regional market area.

Key elements of the Company's growth strategy are to:

         Increase Revenues and Profitability at Existing Facilities. The Company's strategy includes increasing facility revenues and profitability levels through increasing occupancy levels, maximizing reimbursement rates and containing costs. In 2002, the Company has added more intensive corporate support for local facility based marketing efforts through the utilization of a marketing consultant. In addition, regional marketing coordinators have been added to support the overall marketing program in each local facility, in order to promote higher occupancy levels and improved payor and case mixes at its nursing homes and assisted living facilities.

         Emphasize Development of Joint Ventures in Canada. During 1999 and 1998, the Company entered into five Canadian joint ventures, each of which has developed a new assisted living facility. The Company has a minority equity interest in each development and has received a long-term contract to manage each facility. Four of these facilities opened during 1999 and the fifth began operations in January 2000. The Company currently has no capital resources to execute this strategy.

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

         Pursue Additional Opportunities for Ancillary Distribution Services. The Company is currently evaluating opportunities to expand distribution of its ancillary services product line to a retail customer base. The Company has established a web-based distribution network with certain supplier/partners.

         Consider Divestiture of Selected Facilities. Management is currently evaluating certain facilities for possible divestiture. There are no agreements in place, nor can there be any assurance that any divestitures will occur, though the Company will evaluate any options that could improve liquidity and/or operating results. The Company has terminated the leases on two Florida nursing homes (effective October 1, and December 31, 2001, respectively) and is actively marketing for sale one owned Florida nursing home. In March 2002, the Company has entered into a letter of intent with Pierce Management Group, the former operator of certain assisted living facilities, pursuant to which the leases on 15 assisted living facilities in North Carolina will be terminated.

MARKETING.

At a local level, the Company's sales and marketing efforts are designed to promote higher occupancy levels and optimal payor mix. Management believes that the long-term care industry is fundamentally a local industry in which both patients and residents and the referral sources for them are based in the immediate geographic area in which the facility is located. The Company's marketing plan and support activities emphasize the role and performance of administrators, admissions coordinators and social services directors of each nursing home and the administrator of each assisted living facility, all of whom are responsible for contacting various referral sources such as doctors, hospitals, hospital discharge planners, churches, and various community organizations. Administrators are evaluated based on their ability to meet specific goals and performance standards that are tied to compensation incentives. The Company's regional managers and marketing coordinators assist local marketing personnel and administrators in establishing relationships and follow-up procedures with such referral sources. In addition to soliciting admissions from these sources, management emphasizes involvement in community affairs in order to promote a public awareness of the Company's nursing homes and assisted living facilities and their services. The Company also promotes effective customer relations and seeks feedback through family and employee surveys. In 2002, the Company has added more intensive corporate support for local facility based marketing efforts through the utilization of a marketing consultant. In addition, regional marketing coordinators have been added to support the overall marketing program in each local facility, in order to promote higher occupancy levels and improved payor and case mixes at its nursing homes and assisted living facilities.

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

DESCRIPTION OF MANAGEMENT SERVICES AND AGREEMENTS.

Of the Company's 116 facilities, 29 are operated as managed facilities, where the Company's responsibilities include recruiting, hiring and training all nursing and other personnel, and providing quality assurance, resident care, nutrition services, marketing, accounting and data processing services. Services performed at the corporate level include group contract purchasing, employee training and development, quality assurance oversight, human resource management, assistance in obtaining third-party reimbursement, financial and accounting functions, policy and procedure development, system design and development and marketing support. The Company's financial reporting system monitors certain key data for each managed facility, such as payroll, admissions and discharges, cash collections, net patient care revenues, rental revenues, staffing trend analysis and measurement of operational data on a per patient basis.

The Company's management fee is subordinated to debt payments at 11 facilities. The Company has the potential to earn incentive management fees over its base management fees at 26 facilities and is obligated to provide cash flow support at two facilities. The Company receives a base management fee for the management of long-term care facilities ranging generally from 3.5% to 6.0% of the net revenues of each facility. Total management fees as a percentage of the managed facilities' patient and resident revenues were 3.4% in 2001. Management fees with respect to four United States facilities were reduced in 1999 and 2001 because of the failure to meet defined operational thresholds. Other than certain corporate and regional overhead costs, the services provided at the facility are the facility owner's expense. The facility owner also is obligated to pay for all required capital expenditures. The Company generally is not required to advance funds to the owner. However, with respect to one management agreement covering two facilities, the Company has advanced $188,000 as of December 31, 2001; this advance carries 6.0% interest, with maturity in 2004. See Note 10 of the Company's Consolidated Financial Statements for more information on these advances.

Based upon the initial term and any renewal terms over which the Company holds the option, the remaining Company's management contracts expire in the following years:

                         NUMBER OF FACILITIES                 2001
                       ------------------------            MANAGEMENT
YEAR                   U.S.              CANADA               FEES
----                   ----              ------            ----------
2002                     0                  5                505,000(1)
2003                     0                  2                121,000
2004                     0                 13              1,528,000
2005                     0                  4                648,000
2006                     0                  1                 39,000
2015                     4                  0                119,000
                        --                 --
   Total                 4                 25
                        ==                 ==


The Company currently anticipates that all of the management agreements coming due for renewal in 2002 will be renewed. However, there can be no assurance that any of these agreements will be renewed.

Prior to August 31, 2001, the Company managed six nursing homes in Texas on behalf of Texas Diversicare Limited Partnership. On August 31, 2001, the Company entered into an Agreement with TDLP, pursuant to which the wrap mortgage receivable and the Company's other investments in TDLP were exchanged for the assets and liabilities of TDLP. The assets and liabilities were recorded at the historical cost basis of the Company's total investment in TDLP, with no step up being recorded.

The following table summarizes the Company's net revenues derived from management services and the net revenues of the managed facilities during the years indicated (in thousands):

                                                           YEAR ENDED DECEMBER 31,
                                              -------------------------------------------------
                                                2001                 2000                1999
                                              --------             --------             -------
Management Fees                               $  2,993             $  3,863             $ 2,932
                                              ========             ========             =======
Net Revenues of Managed Facilities            $ 86,728             $ 84,857             $75,675
                                              ========             ========             =======
Managed Fees as a Percentage of
    Net Facility Revenues                          3.4%                 4.6%                3.9%(1)
                                              ========             ========             =======

(1) In 1999 and 2001, management fees were reduced due to the failure of four facilities to reach certain operational thresholds. Had these revenues been earned, the 2001 and 1999 percentages would have been 4.3% and 4.5%, respectively.

DESCRIPTION OF LEASE AGREEMENTS.

The Company operates 58 long-term care facilities under operating leases, including 31 owned by Omega Healthcare Investors, Inc. ("Omega"), 8 owned by Counsel Corporation (together with its affiliates, "Counsel"), 13 owned by members or affiliates of Pierce Management Group ("Pierce") and six owned by other parties. The Company's operating leases generally require the Company to pay stated rent, subject to increases based on changes in the Consumer Price Index, a minimum percentage increase, or increases in the net revenues of the leased properties. Certain of the leases require the Company to pay certain scheduled rent increases. The Company's leases are "triple-net," requiring the Company to maintain the premises, pay taxes, and pay for all utilities. The Company generally grants its lessor a security interest in the Company's personal property located at the leased facility. The leases generally require the Company to maintain a minimum tangible net worth and prohibit the Company from operating any additional facilities within a certain radius of each leased facility. The Company is generally required to maintain comprehensive insurance covering the facilities it leases as well as personal and real property damage insurance and professional malpractice insurance. Effective March 9, 2002, the Company has obtained professional malpractice insurance coverage for its United States nursing homes that is less than amounts required in the Omega Master Lease. The Company has not obtained a waiver. The failure to pay rentals within a specified period or to comply with the required operating and financial covenants, including insurance coverage, generally constitutes a default, which default, if uncured, permits the lessor to terminate the lease and assume the property and the contents within the facilities. In all cases where mortgage indebtedness exists with respect to a leased facility, the Company's interest in the premises is subordinated to that of the lessors' mortgage lenders.

Omega Leases. On November 8, 2000, the Company entered into a 10-year restructured lease agreement (the "Settlement and Restructuring Agreement") with Omega. The Settlement and Restructuring Agreement, effective as of October 1, 2000, provides for reduced future lease costs under an amended lease agreement covering all nursing homes leased from Omega (the "Omega Master Lease"). All of the accounts receivable, equipment, inventory and other assets of the facilities leased pursuant to the Omega Master Lease have been pledged as security under the Omega Master Lease. The initial term of the Omega Master Lease is ten years, expiring September 30, 2010, with an additional ten-year renewal term at the option of the Company, assuming no defaults. Effective March 9, 2002, the Company obtained professional liability insurance coverage that is less than the coverage required by the Omega Master Lease. Lease payments of $10,875,000 are required during the first two years of the Omega Master Lease. During subsequent years, increases in the lease payments are equal to the lesser of two times the consumer price index or 3.0%. The Company is recording all scheduled rent increases, including the 3.0% rent increases, as additional lease expense on a straight-line basis over the initial lease term.

The Omega Master Lease also requires the Company to fund capital expenditures related to the leased facilities totaling $1,000,000 during the first two years of the initial lease term. The Company is also required to fund annual capital expenditures equal to $325 per licensed bed over the initial lease term (annual required capital expenditures of $994,000). Total required capital expenditures over the initial lease term are $10,940,000. These required capital expenditures are being depreciated on a straight-line basis over the initial lease term beginning October 1, 2000.

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

As of December 31, 2001, the Company is not in compliance with certain debt covenants. Such events of default under the Company's debt agreements could lead to actions by the lenders that could result in an event of default under the Omega Master Lease. In addition, effective March 9, 2002, the Company obtained professional liability insurance coverage that is less than the coverage required by the Omega Master Lease. Should such a default occur in the Omega Master Lease, the lessor would have the right to terminate the lease agreements and assume operating rights with respect to the leased properties. The net book value of property and equipment, including leasehold improvements, related to these facilities total approximately $4.9 million as of December 31, 2001.

Counsel Leases. The Company leases three facilities from Counsel with an initial term of ten years through April 2004 and one ten-year renewal option. The Company leases five additional facilities from Counsel with a remaining term expiring in April 2004. With respect to all of these facilities, the Company has a right of first refusal and a purchase option at the end of the lease term.

Prior to September 2001, the Company leased three additional facilities from Counsel. Omega was Counsel's mortgage lender on the three facilities. Pursuant to the Settlement and Restructuring Agreement with Omega, Counsel was required to transfer one of the facilities to Omega in exchange for the outstanding mortgage balance, at which time the facility would be leased by the Company from Omega in accordance with the terms of the Omega Master Lease. The transfer of this facility occurred during 2001. Also pursuant to the Settlement and Restructuring Agreement, the Company had the right to require Counsel to transfer the remaining two facilities to Omega in exchange for the related outstanding mortgage balances, at which time the facilities were expected to be sold or leased to a third party, with the Company having no remaining obligation with respect to the operation of these facilities. Effective September 30, 2001, both facilities were transferred to Omega. The Company has the ability to receive 20% of the sale or lease proceeds upon the sale or lease of the two facilities. Effective October 1, 2001 and December 31, 2001, respectively, Omega leased these two facilities to a third party.

The Company will receive 20% of the lease proceeds (net of costs associated with the leasing transaction) throughout the term of the lease and 20% of any sales proceeds. The Company is recording these proceeds as a reduction of lease expense as they are received.

Pierce Leases. The Company leases 13 assisted living facilities from Pierce. Of the 13 facilities currently leased from Pierce, 12 are with the former principal owners of Pierce and have an initial term of 15 years through September 2012 and two five-year renewal options. Beginning at the third anniversary, annual rent increases are to be applied equal to the rate of inflation up to a maximum of 3.0%. Beginning on the fifth anniversary, the Company has a right to purchase all 12 facilities as a group for their fair market value. An additional sublease, which expires in 2003, is with an affiliate of Pierce. In March 2002, the Company has entered into a letter of intent with Pierce, pursuant to which the 13 leases with the former principal owners or affiliates of Pierce will be terminated and leases on two additional assisted living facilities will be assumed by Pierce, each with an effective date to be determined upon satisfactory negotiation of a Lease Termination and Operations Transfer Agreement. The Company will be relieved of its obligations with respect to these 15 leases and will forgo its security deposits totaling $315,000 and will incur a write-down of the remaining net book value of these facilities, estimated to be approximately $373,000.

FACILITIES.

The following table summarizes certain information with respect to the nursing homes and assisted living facilities owned, leased and managed by the Company as of December 31, 2001:

                                       NURSING HOMES             ASSISTED LIVING FACILITIES
                                 NUMBER       LICENSED BEDS      NUMBER(1)           UNITS
                                 ------       -------------      ---------           -----
OPERATING LOCATIONS:
     Alabama                         6              711                0               52
     Arkansas                       13            1,411                2               24
     Florida                         6              562                0                0
     Georgia                         0                0                1               52
     Kentucky                        6              474                0                4
     North Carolina                  0                0               27            2,146
     Ohio                            1              151                0                0
     South Carolina                  0                0                1               99
     Tennessee                       5              617                0                0
     Texas                          10            1,092                0                0
     Virginia                        0                0                1              110
     West Virginia                   2              180                0                0
     Ontario                        13            1,794               13            1,570
     British Columbia                0                0                6              799
     Alberta                         0                0                2              245
     Nova Scotia                     0                0                1              197
                                    --            -----               --            -----
                                    62            6,992               54            5,298
                                    ==            =====               ==            =====

                                          NURSING HOMES          ASSISTED LIVING FACILITIES
                                      NUMBER     LICENSED BEDS      NUMBER(1)      UNITS
                                      ------     -------------      ---------      -----
CLASSIFICATION:
     Owned                               13         1,150               16         1,159
     Leased                              34         3,769               24         2,022
     Joint Venture Managed                0             0                7         1,062
     Managed                             15         2,073                7         1,055
                                         --         -----               --         -----
                     Total               62         6,992               54         5,298
                                         ==         =====               ==         =====

---------
(1) Facilities that provide both nursing care and assisted living services are counted as nursing homes. The Company operates two such facilities in Alabama and one in Kentucky.

ORGANIZATION.

The Company's long-term care facilities are currently organized into nine regions, seven in the United States and two in Canada, each of which is supervised by a regional vice president or manager. The regional vice president or manager is generally supported by nursing and human resource personnel, and clerical personnel, all of whom are employed by the Company. The day-to-day operations of each owned, leased or managed nursing home are supervised by an on-site, licensed administrator. The administrator of each nursing home is supported by other professional personnel, including a medical director, who assists in the medical management of the facility, and a director of nursing, who supervises a staff of registered nurses, licensed practical nurses, and nurses aides. Other personnel include dietary staff, activities and social service staff, housekeeping, laundry and maintenance staff, and a business office staff. Each assisted living facility owned, leased or managed by the Company is supervised by an on-site administrator, who is supported by a director of resident care, a director of food services, a director of maintenance, an activities coordinator, dietary staff and housekeeping, laundry and maintenance staff. With respect to the managed facilities, the majority of the administrators are employed by the Company, and the Company is reimbursed for their salaries and benefits by the respective facilities. All other personnel at managed facilities are employed and paid by the owner of the nursing home or assisted living facility, not by the Company. All personnel at the leased or owned facilities, including the administrators, are employed by the Company.

The Company has in place a Continuous Quality Improvement ("CQI") program, which is focused on identifying quality deficiencies and solutions to these self-identified deficiencies, as well as overseeing the initiation and effectiveness of interventions. The Company conducts monthly audits to monitor adherence to the standards of care established by the CQI program at each facility which it owns, leases or manages. The facility administrator, with assistance from regional nursing personnel, is primarily responsible for adherence to the Company's quality improvement standards. In that regard, the annual operational objectives established by each facility administrator include specific objectives with respect to quality of care. Performance of these objectives is evaluated quarterly by the regional vice president or manager, and each facility administrator's incentive compensation is based, in part, on the achievement of the specified quality objectives. Issues regarding quality of care and resident care outcomes are addressed routinely by senior management. The Company also has established a quality improvement committee consisting of nursing representatives from each region. This committee periodically reviews the Company's quality improvement programs and, if so directed, conducts facility audits as required by the Company's executive committee. The Company and its predecessor have operated a medical advisory committee in Ontario for more than 13 years and has developed similar committees in some of the other jurisdictions in which it operates. It is the Company's view that these committees provide a vehicle for ensuring greater physician involvement in the operations of each facility with resulting improved focus on CQI and resident care plans. In addition, the Company has provided membership for all of its United States medical directors in the American Medical Directors Association. All of the nursing homes operated by the Company in Ontario have been accredited by the Canadian Council on Health Facilities Accreditation. The CQI program used at all locations was designed to meet accreditation standards and to exceed state and federal government regulations.

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

GOVERNMENT REGULATION AND REIMBURSEMENT.

The health care industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government health care program participation requirements, reimbursement for patient services, quality of resident care and Medicare and Medicaid fraud and abuse (collectively the "Health Care Laws"). Changes in these laws and regulations, such as reimbursement policies of Medicare and Medicaid programs as a result of budget cuts by federal and state governments or other legislative and regulatory actions, have had a material adverse effect on the profession and the Company's consolidated financial position, results of operations, and cash flows. Future federal budget legislation and federal and state regulatory changes may negatively impact the Company.

All of the Company's facilities are required to obtain annual licensure renewal and are subject to annual surveys and inspections in order to be certified for participation in the Medicare and Medicaid programs. In order to maintain their state operating license and their certification for participation in Medicare and Medicaid programs, the nursing facilities must meet certain statutory and administrative requirements at both the state and Federal level. These requirements relate to the condition of the facilities, the adequacy and condition of the equipment used therein, the quality and adequacy of personnel, and the quality of resident care. Such requirements are both subjective and subject to change. There can be no assurance that, in the future, the Company will be able to maintain such licenses for its facilities or that the Company will not be required to expend significant sums in order to do so.

The Company's assisted living facilities in the United States are also subject to state and local licensing requirements.

Reimbursement. A significant portion of the Company's revenues is derived from government-sponsored health insurance programs. The nursing homes operated by the Company derive revenues under Medicaid, Medicare, the Ontario Government Operating Subsidy program, and private pay sources. The United States assisted living facilities located in North Carolina derive revenues from Medicaid and similar programs as well as from private pay sources. The Company's assisted living facilities in Canada derive virtually all of their revenues from private pay sources. The Company employs specialists in reimbursement at the corporate level to monitor regulatory developments, to comply with reporting requirements, and to maximize payments to its operated nursing homes. It is generally recognized that all government-funded programs have been and will continue to be under cost containment pressures, but the extent to which these pressures will affect the Company's future operations is unclear. Under the current law, Medicare reimbursements for nursing facilities are scheduled to be reduced by as much as 17% at the end of the Federal Government's fiscal year (September 30, 2002), with the expiration of several temporary payment increases enacted as part of the 1999 and 2000 Medicare enhancements bills. The Company has estimated that the revenue reduction as a result of the expiration of the temporary impact would be approximately $3.8 million to $6.3 million, based on the Medicare census and patient resource utilization groups ("RUG") levels experienced by the Company in 2001. The actual impact can not be determined at this time and is dependent on the changes that are legislatively implemented and on the Company's Medicare census and patient RUG levels.

Medicare and Medicaid. Medicare is a federally-funded and administered health insurance program for the aged and for certain chronically disabled individuals. Part A of the Medicare program covers inpatient hospital services and certain services furnished by other institutional providers such as skilled nursing facilities. Part B covers the services of doctors, suppliers of medical items, various types of outpatient services, and certain ancillary services of the type provided by long term and acute care facilities. Medicare payments under Part A and Part B are subject to certain caps and limitations, as provided in Medicare regulations. Medicare benefits are not available for intermediate and custodial levels of nursing home care, nor for assisted living facility arrangements.

Medicaid is a medical assistance program for the indigent, operated by individual states with financial participation by the federal government. Criteria for medical indigence and available Medicaid benefits and rates of payment vary somewhat from state to state, subject to certain federal requirements. Basic long-term care services are provided to Medicaid beneficiaries, including nursing, dietary, housekeeping and laundry and restorative health care services, room and board, and medications. Previously, under legislation known as the Boren Amendment, federal law required that Medicaid programs pay to nursing home providers amounts adequate to enable them to meet government quality and safety standards. However, the Balanced Budget Act enacted during 1997 (the "BBA") repealed the Boren Amendment, and the BBA requires only that a state Medicaid program must provide for a public process for determination of Medicaid rates of payment for nursing facility services. Under this process, proposed rates, the methodologies underlying the establishment of such rates, and the justification for the proposed rates are published. This public process gives providers, beneficiaries and concerned state residents a reasonable opportunity for review and comment. Certain of the states in which the Company now operates are actively seeking ways to reduce Medicaid spending for nursing home care by such methods as capitated payments and substantial reductions in reimbursement rates.

The BBA contains numerous Medicare and Medicaid cost-saving measures. The BBA requires that nursing homes transition to a prospective payment system ("PPS") under the Medicare program during a three-year "transition period," commencing with the first cost reporting period beginning on or after July 1, 1998. The BBA also contains certain measures that have and could lead to further future reductions in Medicare therapy reimbursement and Medicaid payment rates. Revenues and expenses have both been reduced significantly from the levels prior to PPS. The BBA has negatively impacted the entire long-term care industry.

During 1999 and 2000, certain amendments to the BBA were enacted, including the Balanced Budget Reform Act of 1999 ("BBRA") and the Benefits Improvement and Protection Act of 2000 ("BIPA"). The BBRA has provided legislative relief in the form of increases in certain Medicare payment rates during 2000. The BIPA has continued to provide additional increases in certain Medicare payment rates during 2001. In July 2001, CMS published a final rule updating payment rates for skilled nursing facilities under PPS.

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

Under the current law, Medicare reimbursements for nursing facilities are scheduled to be reduced by as much as 17% at the end of the Federal Government's fiscal year (September 30, 2002), with the expiration of several temporary payment increases enacted as part of the 1999 and 2000 Medicare enhancement bills. The Company has estimated that the revenue reduction as a result of the expiration of the payment increases would be approximately $3.8 million to $6.3 million, based on the Medicare census and patient RUG levels experienced by the Company in 2001. The actual impact can not be determined at this time and is dependent on the changes that are legislatively implemented and on the Company's Medicare census and patient RUG levels.

During 1999, 2000 and 2001, the Company experienced certain regulatory sanctions with respect to certain facilities, including a decertification of one facility from the Medicare and Medicaid programs during 2000. The Company also continued to experience the increased regulatory scrutiny that has been exerted on the industry resulting in increased fines and penalties, though the fines incurred by the Company in 2001 is less than that incurred in 2000.

Reduction in health care spending has become a national priority in the United States, and the field of health care regulation and reimbursement is a rapidly evolving one. For the fiscal year ended December 31, 2001, the Company derived 18.7% and 64.0% of its total patient and resident revenues from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on the Company's profitability. The Company is unable to predict which reform proposals or reimbursement limitations will be adopted in the future, or the effect such changes would have on its operations. In addition, private payors, including managed care payors, are increasingly demanding that providers accept discounted fees or assume all or a portion of the financial risk for the delivery of health care services. Such measures may include capitated payments, which can result in significant losses to health care providers if patients require expensive treatment not adequately covered by the capitated rate.

HIPAA Compliance. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") has mandated an extensive set of regulations to standardize electronic patient health, administrative and financial data, and to protect the privacy of individually identifiable health information. The privacy regulations are currently scheduled to become effective in April 2003. The Company has created a HIPAA Compliance Committee and is currently in the process of identifying information inflow and outflow throughout the organization in order to determine the appropriate privacy protections the Company will need to put in place to be HIPAA-compliant. Although the Company is unable to definitively assess the full cost of HIPAA compliance at this time, if substantial changes to the Company's information management systems are required for HIPAA compliance this could have a material financial impact on the Company.

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

Self-Referral and Anti-Kickback Legislation. The health care industry is subject to state and federal laws which regulate the relationships of providers of health care services, physicians, and other clinicians. These self-referral laws impose restrictions on physician referrals to any entity with which they have a financial relationship, which is a broadly defined term. The Company believes it's relationships with physicians are in compliance with the self referral laws. Failure to comply with self-referral laws could subject the Company to a range of sanctions, including civil monetary penalties and possible exclusion from government reimbursement programs. There are also federal and state laws making it illegal to offer anyone anything of value in return for referral of patients. These laws, generally known as "anti-kickback" laws, are broad and subject to interpretations that are highly fact dependent. Given the lack of clarity of these laws, there can be no absolute assurance that any health care provider, including the Company, will not be found in violation of the anti-kickback laws in any given factual situation. Strict sanctions, including fines and penalties, exclusion from the Medicare and Medicaid programs and criminal penalties, may be imposed for violation of the anti-kickback laws.

Licensure and Certification. All the Company's nursing homes must be licensed by the state in which they are located in order to accept patients, regardless of payor source. In most states, nursing homes are subject to certificate of need laws, which require the Company to obtain government approval for the construction of new nursing homes or the addition of new licensed beds to existing homes. The Company's nursing homes must comply with detailed statutory and regulatory requirements on an ongoing basis in order to qualify for licensure, as well as for certification as a provider eligible to receive payments from the Medicare and Medicaid programs. Generally, the requirements for licensure and Medicare/Medicaid certification are similar and relate to quality and adequacy of personnel, quality of medical care, record keeping, dietary services, resident rights, and the physical condition of the facility and the adequacy of the equipment used therein. Each facility is subject to periodic inspections, known as "surveys" by health care regulators, to determine compliance with all applicable licensure and certification standards. If the survey concludes that there are deficiencies in compliance, the facility is subject to various sanctions, including but not limited to monetary fines and penalties, suspension of new admissions, non-payment for new admissions and loss of licensure or certification. Generally, however, once a facility receives written notice of any compliance deficiencies, it may submit a written plan of correction and is given a reasonable opportunity to correct the deficiencies. A Company leased facility, located in Texas, was decertified from the Medicaid and Medicare programs during 2000. During the fourth quarter of 2001, the Company concluded that relicensure of this facility was not a worthwhile investment given a lease expiration date in May 2004. As a result, the Company wrote-off the remaining net book value associated with this facility and accrued for the future operating costs, including rent, maintenance, taxes and insurance.

Recently, government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of fraud and abuse statutes and regulations and quality of care issues in the skilled nursing profession in general. Violations of these laws and regulations could result in exclusion from government health care programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time. The Company is currently a defendant in two pending false claims actions as described under "Item 3: Legal Proceedings."

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

Licensure and regulation of assisted living facilities varies considerably from state to state, although the trend is toward increased regulation in the United States. In North Carolina, the Company's facilities must pass annual surveys and the state has established base-level requirements that must be maintained. Such requirements include or relate to staffing ratios, space, food service, activities, sanitation, proper medical oversight, fire safety, resident assessments and employee training programs. In Canada, assisted living facilities are generally not required to be licensed and are subject to only minor regulations. However, assisted living facilities in Canada undergo a voluntary certification process through the Ontario Residential Care Association. This certification validates proper care and services through an on-site review process of two to three years.

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

The following table sets forth net patient and resident revenues by payor source for the Company for the years presented:

                                                             YEAR ENDED DECEMBER 31,
                         -------------------------------------------------------------------------------------------
                                                              (DOLLARS IN THOUSANDS)
                                    2001                              2000                             1999
                         -----------------------           -----------------------           -----------------------
Medicaid(1)              $130,001           64.0%          $126,193           65.7%          $118,571           66.3%
Medicare                   37,990           18.7             29,995           15.6             25,461           14.2
Private Pay(1)             35,087           17.3             35,772           18.7             34,895           19.5
                         --------          -----           --------          -----           --------          -----
    Total                $203,078          100.0%          $191,960          100.0%          $178,927          100.0%
                         ========          =====           ========          =====           ========          =====

---------
(1) Includes assisted living facility revenues. The mix of Medicaid, Medicare and private pay for nursing homes in 2001 was 65.4%, 22.7% and 11.9%, respectively.

Patient and residential service is generally provided and charged in daily service units, commonly referred to as patient and resident days. The following table sets forth patient and resident days by payor source for the Company for the years presented:

                                                             YEAR ENDED DECEMBER 31,
                         ----------------------------------------------------------------------------------------------
                                   2001                                2000                                1999
                         ------------------------           ------------------------           ------------------------
Medicaid(1)              1,581,435           68.9%          1,664,241           70.3%          1,708,335           71.7%
Medicare                   116,374            5.1              91,943            3.9              82,571            3.5
Private Pay(1)             597,981           26.0             609,836           25.8             592,134           24.8
                         ---------           ----           ---------           ----           ---------           ----
    Total                2,295,790          100.0%          2,366,020          100.0%          2,383,040          100.0%
                         =========          =====           =========          =====           =========          =====

---------
(1) Includes assisted living facility days. The mix of Medicaid, Medicare and private pay for United States nursing homes in 2001 was 77.0%, 8.7%, and 14.3%, respectively.

The above tables include net patient revenues and the patient days of the six facilities comprising TDLP. See Note 5 of the Company's Consolidated Financial Statements.

Consistent with the nursing home industry in general, changes in the mix of a facility's patient population among Medicaid, Medicare, and private pay can significantly affect the profitability of the facility's operations.

For information about revenue, operating income (loss) and identifiable assets attributable to the Company's United States and Canadian operations, see Note 16 of the Company's Consolidated Financial Statements.

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

INSURANCE.

The entire long-term care profession in the United States has experienced a dramatic increase in claims related to alleged negligence in providing care to patients - the Company is no exception in this regard. As a result, the Company has numerous liability claims and disputes outstanding for professional liability and other related issues. On June 22, 2001, a jury in Mena, Arkansas issued a verdict in a professional liability lawsuit against the Company totaling $78.425 million. The Company has appealed the verdict. The Company and its subsidiaries carry professional liability insurance up to certain limits for coverage of such claims. However, the insurance coverage limits available to the Company have declined significantly beginning in 1999. Based on the insurance coverage in effect at the time of the Mena claim, the verdict amount has not been accrued. As a result of the increasing cost of claims against both the Company and throughout the long-term care profession in general, the Company's professional liability insurance premiums and deductible amounts increased substantially and insurance coverage limits have decreased substantially during 1999, 2000 and 2001. For more information regarding the Mena, Arkansas verdict and the Company's insurance coverage, see Note 14 to the Company's financial statements and "Item 7: Management's Discussion and Analysis of Financial Condition - Liquidity and Capital Resources and Results of Operations."

These substantial premium and deductible increases and insurance coverage decreases have also continued for the policy year 2002. As a result of the substantial premium and deductible increases and insurance coverage decreases for the 2002 policy year, effective March 9, 2002, the Company has obtained professional liability insurance coverage for its United States nursing homes and assisted living facilities that is likely to be substantially less than the claims that could be incurred during the policy period from March 9, 2002 through March 9, 2003. As a result, the Company is effectively self-insured. For claims made after March 9, 2002, the Company maintains general and professional liability insurance with coverage limits of $250,000 per medical incident and total aggregate policy coverage limits of $1,000,000 for its long-term care services. The 2002 policy is on a claims made basis and the Company is self-insured for the first $25,000 per occurrence.

For claims made during the period March 9, 2001 through March 9, 2002, the Company is self-insured for the first $50,000 per occurrence with no aggregate limit for the Company's United States nursing homes. The policy has coverage limits of $2,000,000 per occurrence and $3,000,000 in the aggregate. The Company provides reserves on an actuarial basis for known and expected claims incurred during the policy period. This policy is on a claims made basis. Effective October 1, 2001, the Company's United States assisted living properties were added to the Company's insurance program for United States nursing home properties.

For claims made during the period March 9, 2000 through March 9, 2001, the Company is self-insured for the first $500,000 per occurrence with no aggregate limit for the Company's United States nursing homes. The policy has coverage limits of $1,000,000 per occurrence, $3,000,000 per location and $12,000,00 in the aggregate. The Company also maintains umbrella coverage of $15,000,000 in the aggregate for claims made during the period March 9, 2000 through March 9, 2001. The Company provides reserves on an actuarial basis for known and expected claims incurred during the policy period. This policy is on a claims made basis.

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

The Company's United States assisted living facilities are self-insured, with respect to each location, for the first $50,000 per occurrence through September 2001. Effective October 1, 2001, the Company's United States assisted living properties were added to the Company's insurance program for United States nursing home properties. The Company also maintains a $15,000,000 aggregate umbrella liability policy for claims in excess of the foregoing limits for these assisted living operations.

In Canada, the Company's professional liability claims experience and associated costs have been dramatically less than that in the United States. The Canadian facilities owned or leased by the Company are self-insured for the first $3,000 ($5,000 Canadian) per occurrence. The Company's aggregate primary coverage limit with respect to Canadian operations is $1,257,000 ($2,000,000 Canadian). The Company also maintains a $3,143,000 ($5,000,000 Canadian) aggregate umbrella policy for claims in excess of the foregoing limits for these facilities.

The Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $20,968,000 as of December 31, 2001. Such liabilities include estimates of legal costs. The Company believes that the $78.425 million monetary judgment, if upheld by the Arkansas State Supreme Court (to which it is currently on appeal) will be covered by insurance pursuant to the 1997 and 1998 insurance programs. Based on the expected insurance coverage in effect at the time of the Mena claim, the verdict amount has not been accrued. Based on its assessment of claims currently outstanding against the Company and estimates for claims incurred but not reported, management currently believes that there have been no incurred claims that are in excess of established reserves and related insurance coverage. However, the ultimate results of the Company's professional liability claims and disputes are unknown at the present time.

In addition, the payment of professional liability claims by the Company's insurance carriers is dependent upon the financial solvency of the individual carriers. The Company is aware that two of its insurance carriers providing coverage for prior years claims have either been declared insolvent or are currently under rehabilitation proceedings. Any future judgments or settlements above the Company's per occurrence, per location or umbrella coverage or not covered by insurance due to the insolvency of the insurance carrier could have a material adverse impact on the Company's financial position, cash flows and results of operations. In addition, the ultimate payment of professional liability claims accrued as of December 31, 2001 and claims that could be incurred during 2002 could require cash resources during 2002 that would be in excess of the Company's available cash or other resources. These potential future payments could have a material adverse impact on the Company's financial position and cash flows.

With respect to workers' compensation insurance, substantially all of the Company's employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. Prior to that time, the Company was self-insured for the first $250,000, on a per claim basis, for workers' compensation claims in a majority of its United States nursing facilities. However, the insurance carrier providing coverage above the Company's self insured retention has been declared insolvent by the applicable state insurance agency. As a result, the Company is completely self insured for workers compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers' compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. The Company has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate as of December 31, 2000. The differences between actual settlements and reserves are included in expense in the year finalized.

The Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $823,000 at December 31, 2001. The differences between actual settlements and reserves are included in expense in the year finalized.

EMPLOYEES.

As of February 28, 2002, the Company employed a total of approximately 6,076 individuals. Management believes that the Company's employee relations are good. Approximately 231 of the Company's United States employees are represented by a labor union and approximately 420 of the Company's Canadian employees are represented by various unions. With the exception of some administrators of managed facilities (whose salaries are reimbursed by the owners), the staff of the managed nursing homes and assisted living facilities are not employees of the Company. The Company's managed facilities employ approximately 2,777 individuals, approximately 2,175 of whom are Canadians represented by various unions.

A major component of the Company's CQI program is employee empowerment initiatives, with particular emphasis placed on selection, recruitment, retention and recognition programs. Administrators and managers of the Company include employee retention and turnover goals in the annual facility, regional and personal objectives.

Although the Company believes it is able to employ sufficient nurses and therapists to provide its services, a shortage of health care professional personnel in any of the geographic areas in which the Company operates could affect the ability of the Company to recruit and retain qualified employees and could increase its operating costs. The Company competes with other health care providers for both professional and non-professional employees and with non-health care providers for non-professional employees. During 2001, the Company faced increased competition for workers due to tight labor markets in most of the areas in which the Company operates in the United States and the nursing shortage that is effecting the United States and Canada.

ITEM 2.  PROPERTIES

The Company owns 29 and leases 58 long-term care facilities. See "Item 1 - Description of Lease Agreements" and "-Facilities." The Company leases approximately 19,000 square feet of office space in Franklin, Tennessee, that houses the executive offices of the Company, centralized management support functions, and the ancillary services supply operations. In addition, the Company leases its regional office for Canadian operations with approximately 10,800 square feet of office space in Mississauga, Ontario, its regional office with approximately 3,400 square feet of office space in Kernersville, North Carolina, and its regional office with approximately 3,000 square feet of office space in Ashland, Kentucky. Lease periods on these facilities generally range up to seven years, although the Kernersville lease runs through 2022 including renewal options. Regional executives for Alabama, Arkansas, Florida and Texas work from offices of under 1,000 square feet each. Management believes that the Company's leased properties are adequate for its present needs and that suitable additional or replacement space will be available as required.

ITEM 3.  LEGAL PROCEEDINGS

The provision of health care services entails an inherent risk of liability. In recent years, participants in the health care industry have become subject to an increasing number of lawsuits alleging malpractice, product liability, or related legal theories, many of which involve large claims and significant defense costs. The entire long-term care profession in the United States has experienced a dramatic increase in claims related to alleged negligence in providing care to its patients - the Company is no exception in this regard. As a result, the Company has numerous liability claims and disputes outstanding for professional liability and other related issues. It is expected that the Company will continue to be subject to such suits as a result of the nature of its business. Further, as with all health care providers, the Company is potentially subject to the increased scrutiny of regulators for issues related to compliance with health care fraud and abuse laws.

On June 22, 2001, a jury in Mena, Arkansas, issued a verdict in a professional liability lawsuit against the Company totaling $78.425 million. The Company has appealed the verdict. The Company believes that the $78.425 million verdict, to the extent any of it has to be paid, will be covered by insurance pursuant to the Company's professional liability insurance. Based on the insurance coverage in effect at the time of the claim, the verdict amount has not been accrued. However, to the extent the Company's professional liability insurance pays large amounts with respect to this verdict, there may not be sufficient insurance coverage for other claims during the same time period. The ultimate results of all of the Company's professional liability claims and disputes are unknown at the present time. There can be no assurance that verdicts against the Company will not exceed the policy limits of the Company's insurance policies.

On October 17, 2000, the Company was served with a civil complaint by the Florida Attorney General's office, in the case of State of Florida ex rel. Mindy Myers v. R. Brent Maggio, et al. In this case, the State of Florida has accused multiple defendants of violating Florida's False Claims Act. The Company, in its capacity as the manager of four nursing homes owned by Emerald Coast Healthcare, Inc. ("Emerald"), was named in the complaint, as amended, which accused the Company of making illegal kickback payments to R. Brent Maggio, Emerald's sole shareholder, and fraudulently concealing such payments in the Medicaid cost reports filed by the nursing homes. At a hearing held April 25, 2001 in the Circuit Court of Leon County, Florida, the Court dismissed the State of Florida's complaint in its entirety based on the State's failure to plead false claims violations with sufficient particularity as required by law. On October 15, 2001, the State of Florida filed a second amended complaint against the same defendants. The second amended complaint also accused the Company of (i) receiving payment by mistake of fact, (ii) unjust enrichment and (iii) civil theft. At a hearing held January 31, 2002, the court granted the Company's motion to dismiss the false claims count based on the State's failure to state a cause of action, but did not grant motions to dismiss the equitable counts of unjust enrichment and payment by mistake, or the civil theft claim. The Company is appealing the judge's decision. The Court ruling allowed the State of Florida to file a third amended complaint, which was filed on March 11, 2002. The Company believes that it has meritorious defenses in this case, and intends to vigorously pursue these defenses in litigation.

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

In addition to the pending false claims actions described above, the Company has also received notices from the Centers for Medicare and Medicaid Services ("CMS") concerning post-payment medical reviews of claims for several of the Company's Texas facilities. The reviews have resulted in the denial of previously paid claims for infusion therapy and certain other therapy services rendered by outside providers to patients at the Company's facilities for the years 1996 - 1999. The government has recovered $478,000 as of December 31, 2001, and will continue to recover, some of the alleged overpayment amounts by offset against current amounts due the facilities. The Company believes that the medical reviews were imposed as the result of a governmental investigation of Infusion Management Services ("IMS"), an unrelated company that provided infusion therapy services to residents at the Company's facilities and which some time ago entered into a settlement agreement with the government regarding allegations of violations of applicable laws. The Company is in the process of appealing the denied claims. The Company also contends that the government has already recovered the payments in question through its settlement with

IMS. The Company cannot at this time predict whether its efforts to recover the recouped money and obtain payment of the denied claims will be successful, and the denial of these claims could have a material adverse impact on the Company's financial condition, cash flows or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to a vote of security holders during the fourth quarter (October 1, 2001 through December 31, 2001) of the fiscal year covered by this Annual Report on Form 10-K.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY
         HOLDER MATTERS

The Common Stock of the Company was listed on the New York Stock Exchange under the symbol "AVC" through November 9, 1999. Since that time, the Company's Common Stock has been traded on NASD's OTC Bulletin Board under the symbol "AVCA." The following table sets forth the high and low prices of the common stock for each quarter in 2000 and 2001:

               Period                          High               Low
               ------                          ----              ----
         2000 -- 1st Quarter                    .40               .14
         2000 -- 2nd Quarter                    .40               .19
         2000 -- 3rd Quarter                    .50               .21
         2000 -- 4th Quarter                   1.06               .17
         2001 -- 1st Quarter                   1.72               .81
         2001 -- 2nd Quarter                    .91               .25
         2001 -- 3rd Quarter                    .74               .20
         2001 -- 4th Quarter                    .75               .20

The Company's Common Stock has been traded since May 10, 1994. On March 22, 2002, the closing price for the Common Stock was $0.19, as reported by PCQuote.com.

On March 22, 2002, there were 334 holders of record of the common stock. Most of the Company's shareholders have their holdings in the street name of their broker/dealer.

The Company has not paid cash dividends on its Common Stock and anticipates that, for the foreseeable future, any earnings will be retained for use in its business and no cash dividends will be paid. The Company is currently prohibited from issuing dividends under certain debt instruments.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected financial data of Advocat as of December 31, 2001, 2000, 1999, 1998 and 1997 and for the years ended December 31, 2001, 2000, 1999, 1998, and 1997 have been derived from the audited financial statements of the Company.

                                                                         YEAR ENDED DECEMBER 31,
                                              ------------------------------------------------------------------------------
                                                 2001             2000            1999              1998             1997
                                              ----------       ----------       ----------       ----------       ----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA

REVENUES:
     Patient revenues                         $  162,346       $  150,071       $  141,022       $  166,529       $  163,094
     Resident revenues                            40,733           41,889           37,905           34,804           15,105
     Management fees                               2,993            3,863            2,932            3,627            3,886
     Interest                                        109              212              159              192              158
                                              ----------       ----------       ----------       ----------       ----------
          Net revenues                           206,181          196,035          182,018          205,152          182,243
                                              ==========       ==========       ==========       ==========       ==========

EXPENSES:
     Operating                                   177,588          153,719          152,557          164,769          146,555
     Lease                                        20,776           20,563           20,375           19,109           15,850
     General and administrative                   13,864           12,136           11,753           10,969            9,636
     Interest                                      5,339            6,073            5,460            5,425            2,672
     Depreciation and amortization                 5,632            5,603            5,167            3,838            2,823
     Asset impairment and
        non-recurring charges                      4,847            1,708              500            5,859                0
                                              ----------       ----------       ----------       ----------       ----------
          Total expenses                         228,046          199,802          195,812          209,969          177,536
                                              ==========       ==========       ==========       ==========       ==========

INCOME (LOSS) BEFORE
     INCOME TAXES                             $  (21,865)      $   (3,767)      $  (13,794)      $   (4,817)      $    4,707
                                              ==========       ==========       ==========       ==========       ==========

NET INCOME (LOSS)                             $  (22,275)      $   (3,850)      $  (21,676)      $   (3,083)      $    3,013
                                              ==========       ==========       ==========       ==========       ==========

EARNINGS (LOSS) PER SHARE:
     Basic                                    $    (4.06)      $     (.70)      $    (3.98)      $     (.57)      $      .56
                                              ==========       ==========       ==========       ==========       ==========
     Diluted                                  $    (4.06)      $     (.70)      $    (3.98)      $     (.57)      $      .56
                                              ==========       ==========       ==========       ==========       ==========

WEIGHTED AVERAGE SHARES:
     Basic                                         5,493            5,492            5,445            5,388            5,339
                                              ==========       ==========       ==========       ==========       ==========
     Diluted                                       5,493            5,492            5,445            5,388            5,373
                                              ==========       ==========       ==========       ==========       ==========

                                                                              DECEMBER 31,
                                              ------------------------------------------------------------------------------
                                                 2001             2000            1999              1998             1997
                                              ----------       ----------       ----------       ----------       ----------
                                                                              (IN THOUSANDS)
BALANCE SHEET DATA:

     Working capital (deficit)                $  (64,429)      $  (60,069)      $  (56,699)      $   16,233       $   14,389

     Total assets                             $   91,070       $  101,756       $   96,185       $  121,294       $  114,961

     Short-term borrowings                    $   33,719       $       --       $       --       $       --       $       --

     Long-term debt, excluding
          current portion                     $    4,613(1)    $    5,016(2)    $    7,827(3)    $   33,514(4)    $   58,373(4)

     Shareholders' equity (deficit)           $  (20,619)      $    2,142       $    6,267       $   27,561       $   30,733

---------------

(1) Because of financial covenant non-compliance as of December 31, 2001, the Company classified $24,383 of debt as current with scheduled maturities that actually begin in 2003. In the absence of the non-compliance issues, the Company's long-term debt would have been $28,996.
(2) Because of financial covenant non-compliance as of December 31, 2000, the Company classified $56,114 of debt as current with scheduled maturities that actually begin in 2002. In the absence of the non-compliance issues, the Company's long-term debt would have been $61,129.
(3) Because of financial covenant non-compliance as of December 31, 1999, the Company classified $25,903 of debt as current with scheduled maturities that actually begin in 2001. In the absence of the non-compliance issues, the Company's long-term debt would have been $33,730.
(4) The current portion of long-term debt totaled $30,126 and $762 as of December 31, 1998 and 1997, respective.

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

As of December 31, 2001, Advocat's portfolio includes 116 facilities composed of 62 nursing homes containing 6,992 licensed beds and 54 assisted living facilities containing 5,298 units. In comparison, at December 31, 2000, the Company operated 120 facilities composed of 64 nursing homes containing 7,320 licensed beds and 56 assisted living facilities containing 5,425 units. Within the current portfolio, 29 facilities are managed on behalf of other owners, 22 of which are on behalf of unrelated owners and 7 in which the Company holds a minority equity interest. The remaining facilities, consisting of 58 leased and 29 owned facilities are operated for the Company's own account. In the United States, the Company operates 49 nursing homes and 32 assisted living facilities, and in Canada, the Company operates 13 nursing homes and 22 assisted living facilities.

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

OPERATING DATA

The following table presents the Advocat statements of operations for the years ended December 31, 2001, 2000 and 1999, and sets forth this data as a percentage of revenues for the same years.

                                                                         YEAR ENDED DECEMBER 31,
                                         -------------------------------------------------------------------------------------
                                                                         (DOLLARS IN THOUSANDS)
                                                   2001                           2000                           1999
                                         -----------------------        -----------------------        -----------------------
Revenues:
     Patient revenues                    $  162,346         78.7%       $  150,071         76.5%       $  141,022         77.5%
     Resident revenues                       40,733         19.7            41,889         21.4            37,905         20.8
     Management fees                          2,993          1.5             3,863          2.0             2,932          1.6
     Interest                                   109          0.1               212          0.1               159          0.1
                                         ----------       ------        ----------       ------        ----------       ------
        Net revenues                        206,181        100.0%          196,035        100.0%          182,018        100.0%
                                         ==========       ======        ==========       ======        ==========       ======
Expenses:
     Operating                              177,588         86.1           153,719         78.4           152,557         83.8
     Lease                                   20,776         10.1            20,563         10.5            20,375         11.2
     General & administrative                13,864          6.7            12,136          6.2            11,753          6.5
     Depreciation & amortization              5,632          2.7             5,603          2.9             5,167          2.8
     Asset impairment &
        non-recurring charges                 4,847          2.4             1,708          0.9               500          0.3
     Interest                                 5,339          2.6             6,073          3.1             5,460          3.0
                                         ----------       ------        ----------       ------        ----------       ------
        Total expenses                      228,046        110.6           199,802        101.9           195,812        107.6
                                         ==========       ======        ==========       ======        ==========       ======

Loss before income taxes                    (21,865)       (10.6)           (3,767)        (1.9)          (13,794)        (7.6)
Provision (benefit) for
     income taxes                               410          0.2                83          0.0             7,605          4.2
                                         ----------       ------        ----------       ------        ----------       ------
Loss before cumulative effect
     of change in accounting
     principle                              (22,275)       (10.8)           (3,850)        (2.0)          (21,399)       (11.8)
Cumulative effect of change in
     Accounting principle                         0          0.0                 0          0.0              (277)        (0.2)
                                         ----------       ------        ----------       ------        ----------       ------
Net loss                                 $  (22,275)       (10.8)%      $   (3,850)        (2.0)%      $  (21,676)       (11.9)%
                                         ==========       ======        ==========       ======        ==========       ======

The Company has incurred significant operating losses during 2001, 2000 and 1999. The Company has a working capital deficit of $64.4 million as of December 31, 2001. Also, the Company has limited resources available to meet its operating, capital expenditure and debt service requirements during 2002. Given that events of default exist under the Company's working capital line of credit, there can be no assurances that the respective lender will continue to provide working capital advances.

The following tables present data about the facilities operated by the Company as of the dates or for the years indicated:

                                                                        DECEMBER 31,
                                                     ---------------------------------------------------
                                                       2001                 2000                  1999
                                                     -------               -------               -------
         Licensed Nursing Home Beds:
              Owned ........................           1,150                   706                   706
              Leased .......................           3,769                 4,007                 4,007
              Managed ......................           2,073                 2,517                 2,594
                                                     -------               -------               -------
                  Total ....................           6,992                 7,230                 7,307
                                                     =======               =======               =======
         Assisted Living Units:
              Owned ........................           1,159                 1,179                 1,216
              Leased .......................           2,022                 2,097                 2,073
              Managed(1) ...................           2,117                 2,149                 1,926
                                                     -------               -------               -------
                  Total ....................           5,298                 5,425                 5,215
                                                     =======               =======               =======
         Total Beds/Units:
              Owned ........................           2,309                 1,885                 1,922
              Leased .......................           5,791                 6,104                 6,080
              Managed(1) ...................           4,190                 4,666                 4,520
                                                     -------               -------               -------
                  Total ....................          12,290                12,655                12,522
                                                     =======               =======               =======
         Facilities:
              Owned ........................              29                    23                    23
              Leased .......................              58                    61                    61
              Managed(1) ...................              29                    36                    35
                                                     -------               -------               -------
                  Total ....................             116                   120                   119
                                                     =======               =======               =======

---------------

(1) Includes, as of December 31, 2001, seven assisted living facilities with 1,062 units in which the Company holds a minority equity interest.

                                                                        DECEMBER 31,
                                                     ---------------------------------------------------
                                                       2001                 2000                  1999
                                                     -------               -------               -------
         Average Occupancy(1):
              Leased/Owned(2) ..............            77.9%                 76.7%                 76.0%
              Managed ......................            93.5                  90.6                  93.9
                                                     -------               -------               -------
                  Total ....................            82.8%                 80.7%                 81.7%
                                                     =======               =======               =======

---------------

(1) Average occupancy excludes facilities under development or facilities managed during receivership or insolvency proceedings.
(2) Includes the occupancy of the six facilities of TDLP, a limited partnership managed by the Company through August 31, 2001 and operated thereafter.

CRITICAL ACCOUNTING POLICIES AND JUDGMENTS

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

In December 2001, the Securities and Exchange Commission ("SEC") requested that all registrants list their three to five critical accounting policies in the text of "Managements Discussion and Analysis of Financial Condition and Results of Operations." The SEC indicated that a "critical accounting policy" is one which is both important to the understanding of the financial condition and results of operations of the Company and requires management's most difficult, subjective or complex judgments often of the need to make estimates about the effect of matters that are inherently uncertain. The following accounting policies fit this definition:

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

         ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company's allowance for doubtful accounts is estimated utilizing current agings of accounts receivable, historical collections data and other factors. Management monitors these factors and determines the estimated provision for doubtful accounts. Historical bad debts have resulted from uncollectable private balances, some uncollectable coinsurance and deductibles and other factors. The allowance for doubtful accounts balance is assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified.

         The Company includes provisions for doubtful accounts in operating expenses in its consolidated statements of operations. The provisions for doubtful accounts were $3,293,000, $2,881,000 and $7,037,000 for
         2001, 2000 and 1999, respectively.

Self-Insurance Reserves

Self insurance reserves primarily represent the accrual for self insured risks associated with general and professional liability claims, employee health insurance and workers compensation. The self insurance reserves include a liability for reported claims and estimates for incurred but unreported claims. The Company's policy with respect to a significant portion of the general and professional liability claims is to use an actuary to support the estimates recorded for incurred but unreported claims. The Company's health insurance reserve is based on known claims incurred and an estimate of incurred but unreported claims determined by an analysis of historical claims paid. The Company's workers compensation reserve relates to periods of self insurance prior to May 1997 and consists only of known claims incurred. The workers compensation reserve is based on an estimate of the future costs to be incurred for the known claims. Expected insurance coverages are reflected as a reduction of the reserves. The self insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified.

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

Asset Impairment

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

MEDICARE REIMBURSEMENT

During 1997, the federal government enacted the Balanced Budget Act of 1997 ("BBA"), which contained numerous Medicare and Medicaid cost-saving measures. The BBA required that nursing homes transition to a prospective payment system ("PPS") under the Medicare program during a three-year "transition period," commencing with the first cost reporting period beginning on or after July 1, 1998. The BBA also contained certain measures that have and could lead to further future reductions in Medicare therapy reimbursement and Medicaid payment rates. Revenues and expenses have both been reduced significantly from the levels prior to PPS. The BBA has negatively impacted the entire long-term care industry.

During 1999 and 2000, certain amendments to the BBA were enacted, including the Balanced Budget Reform Act of 1999 ("BBRA") and the Benefits Improvement and Protection Act of 2000 ("BIPA"). The BBRA has provided legislative relief in the form of increases in certain Medicare payment rates during 2000. The BIPA has continued to provide additional increases in certain Medicare payment rates during 2001. In July 2001 CMS published a final rule updating payment rates for skilled nursing facilities under PPS. The new rules increased payments to skilled nursing facilities by an average of 10.3% beginning on October 1, 2001.

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

Under the current law, Medicare reimbursements for nursing facilities are scheduled to be reduced by as much as 17% at the end of the Federal Government's fiscal year (September 30, 2002), with the expiration of several temporary payment increases enacted as part of the 1999 and 2000 Medicare enhancement bills. The Company has estimated that the revenue reduction as a result of the expiration of the temporary impact would be approximately $3.8 million to $6.3 million, based on the Medicare census and patient RUG levels experienced by the Company in 2001. The actual impact can not be determined at this time and is dependent on the changes that are legislatively implemented and on the Company's Medicare census and patient RUG levels.

During 1999, 2000 and 2001, the Company experienced certain adverse regulatory issues with respect to certain facilities, including a decertification from the Medicare and Medicaid programs during 2000. The Company also continued to experience the increased regulatory scrutiny that has been exerted on the industry in the form of increased fines and penalties, though the amount in 2001 is less than 2000.

SELF-INSURANCE RESERVES

The entire long-term care profession in the United States has experienced a dramatic increase in claims related to alleged negligence in providing care to its patients - the Company is no exception in this regard. As a result, the Company has numerous liability claims and disputes outstanding for professional liability and other related issues. On June 22, 2001, a jury in Mena, Arkansas issued a verdict in a professional liability lawsuit against the Company totaling $78.425 million. The Company has appealed the verdict. The Company and its subsidiaries carry professional liability insurance up to certain limits for coverage of such claims. However, the insurance coverage limits available to the Company has declined significantly beginning in 1999. Based on the insurance coverage in effect at the time of the Mena claim, the verdict amount has not been accrued. However, due to the increasing cost of claims against the both Company and throughout the long-term care profession in general, the Company's professional liability insurance premiums and deductible amounts increased substantially and insurance coverage limits decreased substantially during 1999, 2000 and 2001. For more information regarding the Mena, Arkansas verdict and the Company's insurance coverage, see "Item 3: Legal Proceedings."

These substantial premium and deductible increases and insurance coverage limit decreases have also continued for the policy year 2002. As a result of the substantial premium and deductible increases and insurance coverage limit decreases for the 2002 policy year, effective March 9, 2002, the Company has obtained professional liability insurance coverage for its United States nursing homes and assisted living facilities that is likely to be substantially less than the claims that could be incurred during the policy period from March 9, 2002 through March 9, 2003. As a result, the Company is effectively self-insured. For claims made after March 9, 2002, the Company maintains general and professional liability insurance with coverage limits of $250,000 per medical incident and total aggregate policy coverage limits of $1,000,000 for its long-term care services. The 2002 policy is on a claims made basis and the Company is self-insured for the first $25,000 per occurrence.

For claims made during the period March 9, 2001 through March 9, 2002, the Company is self-insured for the first $50,000 per occurrence with no aggregate limit for the Company's United States nursing homes. The policy has coverage limits of $2,000,000 per occurrence and $3,000,000 in the aggregate. The Company provides reserves on an actuarial basis for known and expected claims incurred during the policy period. This policy is on a claims made basis. Effective October 1, 2001, the Company's United States assisted living properties were added to the Company's insurance program for United States nursing home properties.

For claims made during the period March 9, 2000 through March 9, 2001, the Company is self-insured for the first $500,000 per occurrence with no aggregate limit for the Company's United States nursing homes. The policy has coverage limits of $1,000,000 per occurrence, $3,000,000 per location and $12,000,00 in the aggregate. The Company also maintains umbrella coverage of $15,000,000 in the aggregate for claims made during the period March 9, 2000 through March 9, 2001. The Company provides reserves on an actuarial basis for known and expected claims incurred during the policy period. This policy is on a claims made basis.

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

The Company's United States assisted living facilities are self-insured, with respect to each location, for the first $50,000 per occurrence through September 2001. Effective October 1, 2001, the Company's United States assisted living properties were added to the Company's insurance program for United States nursing home properties. The Company also maintains a $15,000,000 aggregate umbrella liability policy for claims in excess of the foregoing limits for these assisted living operations.

In Canada, the Company's professional liability claims experience and associated costs has been dramatically less than that in the United States. The Canadian facilities owned or leased by the Company are self-insured for the first $3,000 ($5,000 Canadian) per occurrence. The Company's aggregate primary coverage limit with respect to Canadian operations is $1,257,000 ($2,000,000 Canadian). The Company also maintains a $3,143,000 ($5,000,000 Canadian) aggregate umbrella policy for claims in excess of the foregoing limits for these facilities.

The Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $20,968,000 as of December 31, 2001. Such liabilities include estimates of legal costs. The Company believes that the $78.425 million monetary judgment, if upheld by the Arkansas State Supreme Court, will be covered by insurance pursuant to the 1997 and 1998 insurance programs. Based on the insurance coverage in effect at the time of the Mena claim, the verdict amount has not been accrued. Based on its assessment of claims currently outstanding against the Company and estimates for claims incurred but not reported, management currently believes that there have been no incurred claims that are in excess of established reserves and related insurance coverage. However, the ultimate results of the Company's professional liability claims and disputes are unknown at the present time.

In addition, the payment of professional liability claims by the Company's insurance carriers is dependent upon the financial solvency of the individual carriers. The Company is aware that two of its insurance carriers providing coverage for prior years claims have either been declared insolvent or are currently under rehabilitation proceedings. Any future judgments or settlements above the Company's per occurrence, per location or umbrella coverage or not covered by insurance due to the insolvency of the insurance carrier could have a material adverse impact on the Company's financial position, cash flows and results of operations. In addition, the ultimate payment of professional liability claims accrued as of December 31, 2001 and claims that could be incurred during 2002 could require cash resources during 2002 that would be in excess of the Company's available cash or other resources. These potential future payments could have a material adverse impact on the Company's financial position and cash flows.

With respect to workers' compensation insurance, substantially all of the Company's employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. Prior to that time, the Company was self-insured for the first $250,000, on a per claim basis, for workers' compensation claims in a majority of its United States nursing facilities. However, the insurance carrier providing coverage above the Company's self insured retention has been declared insolvent by the applicable state insurance agency. As a result, the Company is completely self insured for workers compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers' compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. The Company has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate as of December 31, 2000. The differences between actual settlements and reserves are included in expense in the year finalized.

The Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $823,000 at December 31, 2001. The differences between actual settlements and reserves are included in expense in the year finalized.

ASSET IMPAIRMENTS AND NON-RECURRING CHARGES

In the fourth quarter of 2001, the Company recorded asset impairment and other charges of $4,342,000 and $505,000, respectively. A detail of the impaired asset charges for 2001 is as follows:

                             DESCRIPTION OF IMPAIRMENT
                             -------------------------
         Assets held for sale - As a result of expected future sales, the Company has recorded impairment expense on one assisted living facility and one nursing home, reducing the net book value of these properties to their
         estimated net realizable value.                                                         $  352,000

         Lease Terminations - The Company terminated the leases on two Florida nursing homes and has recorded impairment charges for the remaining net
         book value of these properties, including leasehold improvements.                          360,000

         Nursing Homes Impairment Charges - As a result of projected cash flows, impairment charges for 6 United States nursing homes, including 2 owned
         facilities and 4 leased facilities, have been recorded.                                  1,564,000

         Assisted Living Facilities Impairment Charges - As a result of projected cash flows, impairment charges for 14 United States leased assisted living
         facilities have been recorded.                                                           2,066,000
                                                                                                 ----------

         Total impaired asset charges for the year ended December 31, 2001                       $4,342,000
                                                                                                 ==========

The other charges of $505,000 consists of an accrual for the future operating costs of a non-operating leased facility, including projected rent, maintenance, taxes and insurance.

The Company has recorded various non-recurring charges as presented below:

                                                                   2001                2000              1999
                                                               -----------         -----------         ---------
         Legal and advisory fees incurred
                  in conjunction with amendment
                  of lease and debt agreements                 $        --         $ 1,708,000         $      --
         Impairment of long-lived assets                         4,342,000                  --           500,000
         Other charges                                             505,000                  --                --
                                                               -----------         -----------         ---------
                                                               $ 4,847,000         $ 1,708,000         $ 500,000
                                                               ===========         ===========         =========

The Company entered into a Settlement and Restructuring Agreement with Omega on November 8, 2000. The non-recurring charges recorded during 2000 represent legal and advisory fees incurred in conjunction with the Settlement and Restructuring Agreement and the related amendments to the Company's lease and debt agreements.

During the third quarter of 1999, the Company recorded a charge of $500,000 for the estimated impairment of the Company's investment in TDLP. The Company was obligated to support TDLP cash flow to defined levels through August 2001. The $500,000 charge represents management's estimate of additional future cash flow obligations beyond that which had been provided for in prior evaluations.

COMPANY LIQUIDITY AND CONTINUING OPERATING LOSSES

The Company has incurred operating losses in the years ended December 31, 2001, 2000 and 1999 and has limited resources available to meet its operating, capital expenditure and debt service requirements during 2002 and is in default of certain debt covenants contained in debt agreements. The Company has a net working capital deficit of $64.4 million as of December 31, 2001. The Company has $34.3 million of scheduled debt (including short term debt and current portions of long term debt) maturities during 2002. Effective March 9, 2001, the Company has also obtained professional liability insurance coverage that, based on historical claims experience, could be substantially less than the claims that could be incurred during 2001 and 2002 and is less than the coverage required by certain of the Company's debt and lease agreements. The ultimate payments on professional liability claims accrued as of December 31, 2001 and claims that could be incurred during 2002 could require cash resources during 2002 that would be in excess of the Company's available cash or other resources. The Company is also not in compliance with certain lease and debt agreements, including financial covenants, insurance requirements and other obligations, that allow the Company's primary lessor certain rights as discussed below and allows the holders of substantially all of the Company's debt to demand immediate repayment. Although the Company does not anticipate that such demands will be made, the continued forbearance on the part of the Company's lenders cannot be assured at this time. Accordingly, the Company has classified the related debt principal amounts as current liabilities in the accompanying consolidated financial statements as of December 31, 2001. Given that events of default exist under the Company's working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances. Events of default under the Company's debt agreements could lead to additional events of default under the Company's lease agreements covering a majority of its United States nursing facilities. A default in the related lease agreements allows the lessor the right to terminate the lease agreements and assume operating rights with respect to the leased properties. The net book value of property and equipment, including leasehold improvements, related to these facilities total approximately $4.9 million as of December 31, 2001. At a minimum, the Company's cash requirements during 2002 include funding operations (including potential payments related to professional liability claims), capital expenditures, scheduled debt service, and working capital requirements. No assurance can be given that the Company will have sufficient cash to meet these requirements.

The majority of the Company's lenders have the right to force immediate payment of outstanding debt. If the Company's lenders force immediate repayment, the Company would not be able to repay the related debt outstanding. Of the total $34.3 million of scheduled debt maturities (including short term debt and current portions of long term debt) during 2002, the Company plans to repay $3.1 million from cash generated from operations and intends to refinance the remaining $31.2 million. The Company's management has implemented a plan to enhance revenues related to the operations of the Company's nursing homes and assisted living facilities. Management believes that revenues in future periods will increase as a result of increased occupancy rates resulting from an increased emphasis on attracting and retaining patients and residents. Management continues to focus on minimizing future expense increases through the elimination of excess operating costs. Management will also attempt to minimize professional liability claims in future periods by vigorously defending itself against all such claims and through the additional supervision and training of staff employees. The Company is unable to predict if it will be successful in reducing operating losses, in negotiating waivers, amendments, or refinancings of outstanding debt, or if the Company will be able to meet any amended financial covenants in the future. Any demands for repayment by lenders, the inability to obtain waivers or refinance the related debt, or the termination of the lease agreement would have a material adverse impact on the financial position, results of operations and cash flows of the Company. If the Company is unable to generate sufficient cash flow from its operations or successfully negotiate debt or lease amendments, the Company may have to explore a variety of other options, including but not limited to other sources of equity or debt financings, asset dispositions, or relief under the United States Bankruptcy code. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

See additional discussion in "Liquidity and Capital Resources."

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

All of the Company's facilities are required to obtain annual licensure renewal and are subject to annual surveys and inspections in order to be certified for participation in the Medicare and Medicaid programs. In order to maintain their state operating license and their certification for participation in Medicare and Medicaid programs, the nursing facilities must meet certain statutory and administrative requirements. These requirements relate to the condition of the facilities, the adequacy and condition of the equipment used therein, the quality and adequacy of personnel, and the quality of resident care. Such requirements are subjective and subject to change. There can be no assurance that, in the future, the Company will be able to maintain such licenses for its facilities or that the Company will not be required to expend significant sums in order to do so.

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

On October 17, 2000, the Company was served with a civil complaint by the Florida Attorney General's office, in the case of State of Florida ex rel. Mindy Myers v. R. Brent Maggio, et al. In this case, the State of Florida has accused multiple defendants of violating Florida's False Claims Act. The Company, in its capacity as the manager of four nursing homes owned by Emerald Coast Healthcare, Inc. ("Emerald"), was named in the complaint, as amended, which accused the Company of making illegal kickback payments to R. Brent Maggio, Emerald's sole shareholder, and fraudulently concealing such payments in the Medicaid cost reports filed by the nursing homes. At a hearing held April 25, 2001 in the Circuit Court of Leon County, Florida, the Court dismissed the State of Florida's complaint in its entirety based on the State's failure to plead false claims violations with sufficient particularity as required by law. On October 15, 2001, the State of Florida filed a second amended complaint against the same defendants. The second amended complaint also accused the Company of (i) receiving payment by mistake of fact, (ii) unjust enrichment and (iii) civil theft. At a hearing held January 31, 2002, the court granted the Company's motion to dismiss the false claims count based on the State's failure to state a cause of action, but did not grant motions to dismiss the equitable counts of unjust enrichment and payment by mistake, or the civil theft claim. The Company is appealing the judge's decision. The Court ruling allowed the State of Florida to file a third amended complaint, which was filed on March 11, 2002. The Company believes that it has meritorious defenses in this case, and intends to vigorously pursue these defenses in litigation.

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

During 2000 and 2001, the Company also experienced the increased regulatory scrutiny that has been exerted on the industry in the form of increased fines and penalties. During 2000, one of the Company's facilities in Texas was decertified from the Medicaid and Medicare programs. During the fourth quarter of 2001, the Company concluded that relicensure of this facility was not a worthwhile investment given a lease expiration date in May 2004. As a result, the Company wrote-off the remaining net book value associated with this facility and accrued for the future operating costs, including rent, maintenance, taxes and insurance.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company has certain contractual obligations as of December 31, 2001, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

  --------------------------------------------------------------------------------------------------------------------
                                                       LESS THAN 1
       CONTRACTUAL OBLIGATIONS            TOTAL            YEAR        1 TO 3 YEARS     4 TO 5 YEARS   AFTER 5 YEARS
  --------------------------------------------------------------------------------------------------------------------
           Debt                          $ 63,338         $34,342          $17,441         $ 4,494        $  7,061
  --------------------------------------------------------------------------------------------------------------------
           Operating Leases              $405,695         $19,110          $38,868         $37,680        $310,037
  --------------------------------------------------------------------------------------------------------------------

The Company has employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.5 times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change of control of the Company (as defined). The maximum contingent liability under these agreements is approximately $2.5 million. In addition, upon the occurrence of any triggering event, certain executives may elect to require the Company to purchase options granted to them for a purchase price equal to the difference in the fair market value of the Company's common stock at the date of termination versus the stated option exercise price. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by the employee or the Company.

A subsidiary of the Company has provided guarantees of certain cash flow deficiencies and quarterly return obligations of Diversicare VI Limited Partnership ("Diversicare VI"), which may obligate the subsidiary to make interest-free loans to Diversicare VI. Such cash flow obligations have never been called upon. There is no assurance that all or any portion of the loans made to Diversicare VI will be repaid.

YEAR ENDED DECEMBER 31, 2001 COMPARED WITH YEAR ENDED DECEMBER 31, 2000

Revenues. Net revenues increased to $206.2 million in 2001 from $196.0 million in 2000, an increase of $10.2 million, or 5.2%. Patient revenues increased to $162.3 million in 2001 from $150.1 million in 2000, an increase of $12.2 million, or 8.2%. The increase in patient revenues is due to increased Medicaid rates in Arkansas and other states, increased Medicare utilization, Medicare rate increases and a 0.7% increase in occupancy in 2001 as compared to 2000. Partially offsetting these increases, the Company closed a facility in August 2000 and terminated the lease on one Florida nursing home effective October 1, 2001. In addition, the Company terminated the lease on an additional Florida nursing home effective December 31, 2001, which will affect revenue in 2002. As a percentage of total census in the United States, Medicare days increased to 8.7% in 2001 from 6.8% in 2000. As a percent of patient revenues, Medicare increased to 22.7% in 2001 from 19.0% in 2000 while Medicaid and similar programs decreased to 65.4% from 68.1% in 2000. Resident revenues decreased to $40.7 million in 2001 from $41.9 million in 2000, a decrease of $1.2 million, or 2.8%. The Company experienced a 7.3% decline in resident days, partially offset by an increase in rates.

Ancillary service revenues, prior to contractual allowances, increased to $23.0 million in 2001 from $22.1 million in 2000, an increase of $873,000 or 4.0%. The increase is primarily attributable to increased Medicare census, partially offset by reductions in revenue availability under Medicare. Although the $1,500 per patient annual ceiling has now been lifted for a two year period on physical, speech and occupational therapy services, the impact of the relief is not expected to be sufficient to offset the substantial losses that have been incurred by the Company and the long-term care industry from the provision of therapy services. The ultimate effect on the Company's operations cannot be predicted at this time because the extent and composition of the ancillary cost limitations are subject to change.

Management fee revenue decreased to $3.0 million in 2001 from $3.9 million in 2000, a decrease of $870,000, or 22.5%. A management contract covering four nursing facilities includes a defined calculation of the "priority of distribution", which determines the amount of management fees which may be earned by the Company. The Company's management fee is the lesser of 6% of facility revenues or the amount determined by the priority of distribution calculation. The reduction in management fee revenue is a result of increased operating costs of these facilities, including primarily professional liability and provisions for cost report settlements.

Operating Expense. Operating expense increased to $177.6 million in 2001 from $153.7 million in 2000, an increase of $23.9 million, or 15.5%. As a percent of patient and resident revenues, operating expense increased to 87.4% in 2001 from 80.1% in 2000. The increase in operating expenses is primarily attributable to cost increases related to professional liability, wages, bed taxes, utilities, workers compensation and health insurance. The Company's professional liability costs for United States nursing homes and assisted living facilities, including insurance premiums and reserves for self-insured claims increased to $21.2 million in 2001 from $8.8 million in 2000, an increase of $12.4 million or 142.2%. The 2001 professional liability cost includes non-cash charges recorded based on current actuarial reviews, including the recent effects of additional claims and higher settlements per claim. The increased charges arise primarily from an escalation in the number and size of claims anticipated to affect the Company's self-insured professional liability retention. In addition, effective March 9, 2001, the Company obtained professional liability insurance coverage that provided significantly lower benefits than prior policy years. During 2001, the Company determined that two of its insurance carriers providing coverage for prior years claims have either been declared insolvent or are currently under rehabilitation proceedings. The actuarial review included estimates of known claims and a prediction of claims that may have occurred, but have not yet been reported to the Company. Based on the actuary report, the Company expects to incur increased professional liability costs in future periods. The largest component of operating expenses is wages, which increased to $88.8 million in 2001 from $82.9 million in 2000, an increase of $5.9 million, or 7.0%. The increase in wages is due to tighter labor markets in most of the areas in which the Company operates. Provider bed taxes increased to $4.7 million in 2001 from $3.3 million in 2000, an increase of $1.4 million, or 44.4%, largely due to the tax implemented in Arkansas to partially fund the Medicaid rate increase. Employee insurance costs (including workers compensation and general health insurance) increased to $5.4 million in 2001 from $4.4 million in 2000, an increase of $1.0 million or 19.0%, reflecting current trends in United States health costs.

Lease Expense. Lease expense increased to $20.8 million in 2001 from $20.6 million in 2000, an increase of $213,000, or 1.0%. Effective October 1, 2000, the Company entered into an amended lease agreement with the primary lessor of the Company's United States nursing homes, which resulted in reduced lease costs. Partially offsetting this decrease, the majority of the Company's lease agreements include annual adjustments generally tied to inflation.

General and Administrative Expense. General and administrative expense increased to $13.9 million in 2001 from $12.1 million in 2000, an increase of $1.7 million, or 14.2%. As a percent of total net revenues, general and administrative expense increased to 6.7% in 2001 from 6.2% in 2000. This increase of $1.7 million is attributable to various corporate expenses, including salaries and wages ($0.7 million increase over 2000), employee insurance, including workers compensation and health insurance ($0.2 million), employee recruitment and relocation ($0.1 million) and legal costs ($0.3 million).

Interest Expense. Interest expense decreased to $5.3 million in 2001 from $6.1 million in 2000, a decrease of $734,000, or 12.1%. Interest rate reductions on the Company's variable rate debt were partially offset by an increase in 2001 in the Company's average outstanding debt balance and Series B Redeemable Convertible Preferred Stock as compared to 2000.

Depreciation and Amortization. Depreciation and amortization expenses were $5.6 million in both 2001 and 2000.

Asset Impairment and Non-Recurring Charges. In the fourth quarter of 2001, the Company recorded asset impairment charges of $4.3 million for the estimated impairment of certain assets in accordance with the provisions of SFAS 121 and other charges of $505,000 for an accrual of the future operating costs of a non-operating facility, including projected rent, maintenance, taxes and insurance. During 2000, the Company recorded non-recurring charges totaling $1.7 million in connection with the restructuring of the lease arrangements covering the majority of its United States nursing facilities and the proposed refinancing of certain debt obligations. Of this amount, $995,000 and $401,000 related to consulting and legal fees incurred, respectively.

Income Before Income Taxes; Net Income (Loss); Earnings (Loss) Per Share. As a result of the above, the income before income taxes was a loss of $21.9 million in 2001 as compared to a loss of $3.8 million in 2000, a decrease of $18.1 million. The income tax provision in 2001 and 2000 relates to provincial taxes in Canada. Net loss was $22.3 million in 2001 as compared to a net loss of $3.9 million in 2000, a decrease of $18.4 million. The basic and diluted loss per share were $4.06 each in 2001 as compared to $.70 each in 2000.

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999

Revenues. Net revenues increased to $196.0 million in 2000 from $182.0 million in 1999, an increase of $14.0 million, or 7.7%. Patient revenues increased to $150.1 million in 2000 from $141.0 million in 1999, an increase of $9.1 million, or 6.4%. The increase in patient revenues is primarily attributed to increased Medicare utilization and PPS rate increases at several facilities which became effective in April 2000. In addition, several facilities in Tennessee received $1.3 million in retroactive Medicaid rate increases from the State in August 2000. Partially offsetting these increases, the Company closed a facility in July 2000, transferring many of the residents to other Company facilities, resulting in reduced revenue by approximately $900,000 in 2000 as compared to 1999. The Company also recorded negative revenue adjustments in 1999 related to incentives which were retroactively recouped by the State of Alabama related to 1997 decertification issues and revenue that was reversed in the State of Arkansas which became uncertain. Overall occupancy for leased/owned nursing homes declined from 77.0% in 1999 to 73.4% in 2000, which was primarily due to Medicaid and private pay occupancy declines. As a percent of patient revenues for nursing homes, revenues generated from the Medicare program increased to 19.0% in 2000 from 16.9% in 1999 while Medicaid and similar programs decreased to 68.1% in 2000 from 70.0% in 1999. Resident revenues increased to $41.9 million in 2000 from $37.9 million in 1999, an increase of $4.0 million, or 10.5%. The increase in resident revenues is primarily attributable to three facilities the Company began operating in the second quarter of 1999 and rate increases related to the reimbursement of additional required personnel at the majority of the United States assisted living facilities.

Ancillary service revenues, prior to contractual allowances, decreased to $22.1 million in 2000 from $23.0 million in 1999, a decrease of $900,000, or 3.9%. The decrease is primarily attributable to reductions in revenue availability under Medicare and is consistent with the Company's expectations.

Management fee revenues increased to $3.9 million in 2000 from $2.9 million in 1999, an increase of $931,000, or 31.8%. The increase is due to revenue increases at facilities under management and an increase in the earned incentive management fees of approximately $800,000. The incentive management fees are earned based on the operating performance of the managed facilities. Management fees with respect to four United States facilities were less in 1999 than in 2000 because of the facilities failure to meet operational thresholds.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, the Company had negative working capital of $64.4 million and the current ratio was 0.25, compared with negative working capital of $60.1 million and a current ratio of 0.27 at December 31, 2000. The Company has incurred losses during 2001, 2000 and 1999 and has limited resources available to meet its operating, capital expenditure and debt service requirements during 2002.

Certain of the Company's debt agreements contain various financial covenants, the most restrictive of which relate to current ratio requirements, tangible net worth, cash flow, net income (loss), required insurance coverages, and limits on the payment of dividends to shareholders. As of December 31, 2001, the Company was not in compliance with certain of the financial covenants contained in the Company's debt and lease agreements. The Company has not obtained waivers of the non-compliance. Cross-default or material adverse change provisions contained in the debt agreements allow the holders of substantially all of the Company's debt to demand immediate repayment. The Company would not be able to repay this indebtedness if the applicable lenders demanded repayment. Although the Company does not anticipate that such demand will be made, the continued forbearance on the part of the Company's lenders cannot be assured at this time. Given that events of default exist under the Company's working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances.

Based on regularly scheduled debt service requirements, the Company has a total of $34.3 million of debt (including short term debt and current portions of long term debt) that must be repaid or refinanced during 2002. As a result of the covenant non-compliance and other cross-default provisions, the Company has classified a total of $58.7 million of debt as current liabilities as of December 31, 2001.

An event of default under the Company's debt agreements could lead to actions by the lenders that could result in an event of default under the Company's lease agreements covering a majority of its United States nursing facilities. Should such a default occur in the related lease agreements, the lessor would have the right to terminate the lease agreements and assume operating rights with respect to the leased properties. The net book value of property and equipment, including leasehold improvements, related to these facilities total approximately $4.9 million as of December 31, 2001.

Of the total $34.3 million of scheduled debt maturities (including short term debt and current portions of long term debt) during 2002, the Company plans to repay $3.1 million from cash generated from operations and intends to refinance the remaining $31.2 million. Company management has implemented a plan to enhance revenues related to the operations of the Company's nursing homes and assisted living facilities. Management believes that revenues in future periods will increase as a result of increased occupancy rates resulting from an increased emphasis on attracting and retaining patients and residents. Management continues to focus on minimizing future expense increases through the elimination of excess operating costs. Management will also attempt to minimize professional liability claims in the future periods by vigorously defending it against all such claims and through the additional supervision and training of staff employees. The Company is unable to predict if it will be successful in reducing operating losses, in negotiating waivers, amendments, or refinancings of outstanding debt, or if the Company will be able to meet any amended financial covenants in the future. Any demands for repayment by lenders, the inability to obtain waivers or refinance the related debt, or the termination of the lease agreements would have a material adverse impact on the financial position, results of operations and cash flows of the Company. If the Company is unable to generate sufficient cash flow from its operations or successfully negotiate debt or lease amendments, the Company may have to explore a variety of other options, including but not limited to other sources of equity or debt financings, asset dispositions, or relief under the United States Bankruptcy code. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

At December 31, 2001, the Company had short-term debt due within one year of $33.7 million and long term debt of $29.6 million, including $25.0 million classified as current portion of long-term debt. Of the total debt outstanding of $63.3 million, $43.0 million was principally mortgage debt, bearing interest generally at floating rates ranging from 4.2% to 7.9%. The Company also had outstanding a promissory note payable to a bank in the amount of $9.3 million. The Company's remaining debt of $11.0 million was drawn under the Company's lines of credit, consisting of a working capital line of credit and an acquisition line of credit. Most of the Company's debt is at floating interest rates, generally at a spread above the London Interbank Offered Rate ("LIBOR"). As of December 31, 2001, the Company's weighted average interest rate was 5.9%.

As of December 31, 2001, the Company had drawn $2.9 million under its working capital line of credit. The total maximum outstanding balance of the working capital line of credit, including letters of credit outstanding, is $4.5 million. Of the total $4.5 million of maximum availability, $1.0 million is limited to certain maximum time period restrictions. There are certain additional restrictions based on certain borrowing base restrictions. As of December 31, 2001, the Company had $200,000 of letters of credit outstanding with the same bank lender, which further reduce the maximum available amount outstanding under the working capital line of credit. As of December 31, 2001, the Company had total additional borrowing availability of $1.4 million under its working capital line of credit. The working capital line of credit matures January 2004 with interest at either LIBOR plus 2.50% or the bank's prime rate plus .50% (up to a maximum of 9.50%).

As of December 31, 2001, the Company has a $3.0 million promissory note payable to a bank. This note matured January 15, 2002. The Company is currently negotiating a short term renewal of this note. It is expected that the terms associated with the short term renewal of this note will include the payment of interest at a rate of 9.5%, an initial $300,000 payment of principal, monthly principal payments of $83,000 and a permanent $387,000 reduction in the amount available under the working capital line of credit.

During March 2001, the Company refinanced the $11.0 million acquisition line of credit. Of the total principal balance, $7.3 million was refinanced through the issuance of notes payable which extend the maturity through April 2006. The notes payable are secured by two nursing homes. The remaining $3.7 million of the acquisition line of credit was refinanced through the issuance of a note payable under terms that extend the maturity through April 1, 2002. The note payable is secured by one nursing home. Under the terms of the refinanced notes payable, interest and principal are payable monthly based on a 25-year amortization schedule, with interest accruing at a variable rate of LIBOR plus 3.50%.

Effective March 9, 2001, the Company has obtained professional liability insurance coverage for its United States nursing homes and assisted living facilities that, based on historical claims experience, could be substantially less than the claims that could be incurred during 2001 and 2002 and is less than the coverage required by certain of the Company's debt and lease agreements. The ultimate payments on professional liability claims accrued as of December 31, 2001 and claims that could be incurred during 2002 could require cash resources during 2002 that would be in excess of the Company's available cash or other resources.

Any future operating losses, demands for repayment by lenders, failure to refinance debt maturing during 2002, payments of professional liability claims judgments in excess of insurance coverage or significant reductions in Medicare reimbursement would have a material adverse impact on the financial position, results of operations and cash flows of the Company. If the Company is unable to generate sufficient cash flows from its operations, unable to refinance or repay debt maturities during 2002, or unable to minimize the amount of future professional liability claims payments, it will explore a variety of other options, including but not limited to other sources of equity or debt financing, asset dispositions, or relief under the United States Bankruptcy code.

Net cash provided by operating activities totaled $7.2 million, $1.0 million and $9.4 million in 2001, 2000 and 1999, respectively. These amounts primarily represent the cash flows from net income plus changes in non-cash components of operations offset by working capital changes, particularly, increases in receivables.

Net cash used in investing activities totaled $3.7 million, $2.7 million and $5.1 million in 2001, 2000 and 1999, respectively. The Company has used between $2.4 million and $4.4 million for capital expenditures in each of the last three calendar years ending December 31, 2001. Substantially all such expenditures were for facility improvements and equipment, which were financed principally through working capital. For the year ended December 31, 2002, the Company anticipates that capital expenditures for improvements and equipment for its existing facility operations will be approximately $4.0 million, including approximately $1.0 million for non-routine projects. There were no purchase acquisitions completed in 2001, 2000 or 1999. In 2001, 2000 and 1999, the Company (invested in) or advanced funds to joint ventures in the amount of $(77,000), $505,000 and $576,000, respectively. In general, the Company has been appointed as manager of the joint venture properties.

Net cash provided by (used in) financing activities totaled $(4.6) million, $4.3 million and $(4.7) million in 2001, 2000 and 1999, respectively. The net cash provided from financing activities primarily represents net proceeds from the issuance and repayment of debt.

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

Net accounts receivable attributable to the provision of patient and resident services at December 31, 2001 and 2000, totaled $20.5 million and $18.1 million, respectively, representing approximately 37 and 34 days in accounts receivable, respectively. Accounts receivable from the provision of management services was $578,000 and $721,000, respectively, at December 31, 2001 and 2000, representing approximately 71 and 67 days in accounts receivable, respectively. The allowance for bad debts was $5.5 million and $5.0 million at December 31, 2001 and 2000, respectively.

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

None.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. SFAS No. 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 requires that intangible assets with finite useful lives be amortized, and that goodwill and intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

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

The Company has adopted the provisions of SFAS No. 141 and the adoption did not have a material effect on the Company's financial position or results of operations. The Company will adopt the provisions of SFAS No. 142 as of January 1, 2002; however, the Company's adoption of SFAS No. 142 is not expected to have a material effect on the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" effective for fiscal years beginning after June 15, 2002. SFAS 143 requires that a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company does not expect the future adoption of SFAS 143 to have a material effect on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The Company has not yet determined the impact of the January 2002 adoption of SFAS No. 144 on its financial position or results of operations.

FORWARD-LOOKING STATEMENTS

The foregoing discussion and analysis provides information deemed by Management to be relevant to an assessment and understanding of the Company's consolidated results of operations and its financial condition. This discussion and analysis should be read in conjunction with the Company's consolidated financial statements included herein. Certain statements made by or on behalf of the Company, including those contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties including, but not limited to, changes in governmental reimbursement, government regulation and health care reforms, the increased cost of borrowing under the Company's credit agreements, covenant waivers from the Company's lenders, possible amendments to the Company's credit agreements, ability to control ultimate professional liability costs, the impact of future licensing surveys, changing economic conditions as well as others. Investors also should refer to the risks identified in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as risks identified in "Item 1: Business - Material Corporate Developments and Risk Factors" for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, the Company can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, cautions investors not to place undue reliance on them. Actual results may differ materially from those described in such forward-looking statements. Such cautionary statements identify important factors that could cause the Company's actual results to materially differ from those projected in forward-looking statements. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited financial statements are contained on pages F-1 through F-38 of this Annual Report on Form 10-K and are incorporated herein by reference. Audited supplemental schedule data is contained on pages S-1 and S-2 of this Annual Report on Form 10-K and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors and Executive Officers of the Company is incorporated herein by reference to the Company's definitive proxy materials for the Company's 2002 Annual Meeting of Shareholders.

Effective December 3, 2001, Paul Richardson resigned as a director of the Company. Mr. Richardson continues to be employed as President and Chief Executive Officer of the Company's Canadian operating subsidiary. Effective March 19, 2002, Joseph F. Furlong, III resigned as a director of the Company. Effective March 20, 2002, Wallace E. Olson was appointed to serve as a director of the Company.


ITEM 11. EXECUTIVE COMPENSATION

Information concerning Executive Compensation is incorporated herein by reference to the Company's definitive proxy materials for the Company's 2002 Annual Meeting of Shareholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

Information concerning Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the Company's definitive proxy materials for the Company's 2002 Annual Meeting of Shareholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning Certain Relationships and Related Transactions is incorporated herein by reference to the Company's definitive proxy materials for the Company's 2002 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Financial statements and schedules of the Company and its subsidiaries required to be included in Part II, Item 8 are listed below.

                                                                                                               FORM 10-K
                                                                                                                 PAGES
                                                                                                               ----------
FINANCIAL STATEMENTS
         Report of Independent Public Accountants                                                                     F-1

         Consolidated Balance Sheets as of December 31, 2000 and 1999                                                 F-2

         Consolidated Statements of Operations for the Years Ended December 31, 2000,
               2001, 2000 and 1999                                                                                    F-3

         Consolidated Statements of Shareholders' Equity for the Years Ended
            December 31, 2001, 2000 and 1999                                                                          F-4

         Consolidated Statements of Comprehensive Income (Loss) for the Years
            Ended December 31, 2001, 2000 and 1999                                                                    F-5

         Notes to Consolidated Financial Statements as of December 31, 2001, 2000                              F-6 to F-7
             and 1999

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

REPORTS ON FORM 8-K

Form 8-K filed on March 21, 2002 regarding the appointment of a new director to the Company's Board of Directors and the resignation of two directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ADVOCAT INC.


/s/ Charles W. Birkett, M.D.
--------------------------------
Charles W. Birkett, M.D.
Chairman of the Board
March 29, 2002



/s/ William R. Council, III
--------------------------------
William R. Council, III
Executive Vice President, Secretary
(Principal Financial and Accounting Officer)
March 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Charles W. Birkett, M.D.                /s/ William C. O'Neil
--------------------------------            ----------------------------------
Charles W. Birkett, M.D.                    William C. O'Neil
Chairman of the Board                       Director
(Principal Executive Officer)               March 29, 2002
March  29, 2002



/s/ Edward G. Nelson                        /s/ J. Bransford Wallace
--------------------------------            ----------------------------------
Edward G. Nelson                            J. Bransford Wallace
Director                                    Director
March 29, 2002                              March  29, 2002



 /s/ Wallace E. Olson
--------------------------------
Director
March 29, 2002

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants                                                                   F-1

Consolidated Balance Sheets                                                                                F-2

Consolidated Statements of Operations                                                                      F-3

Consolidated Statements of Shareholders' Equity (Deficit)                                                  F-4

Consolidated Statements of Comprehensive Income (Loss)                                                     F-5

Consolidated Statements of Cash Flows                                                                      F-6

Notes to Consolidated Financial Statements                                                                 F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Advocat Inc.:

We have audited the accompanying consolidated balance sheets of ADVOCAT INC. (a Delaware Corporation) and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of Advocat Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advocat Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that Advocat Inc. (the "Company") will continue as a going concern. The Company has incurred operating losses in the years ended December 31, 2001, 2000 and 1999 and has limited resources available to meet its operating, capital expenditure and debt service requirements during 2002. The Company has a net working capital deficit of $64.4 million as of December 31, 2001. The Company has $34.3 million of scheduled debt maturities during 2002 and is in default of certain debt covenants contained in other debt instruments. Effective March 9, 2001, the Company also obtained professional liability insurance coverage that, based on historical claims experience, could be substantially less than the claims that could be incurred during 2001 and 2002 and is less than the coverage required by certain of the Company's debt and lease agreements. In addition, the ultimate payments on professional liability claims accrued as of December 31, 2001 and claims that could be incurred during 2002 could require cash resources during 2002 that would be in excess of the Company's available cash or other resources. The Company is also not in compliance with certain debt covenants that allow the holders of substantially all of the Company's debt to demand immediate repayment. Certain actions by the lenders and other factors could result in an event of default under the Company's lease agreements covering a majority of its United States nursing facilities. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                             ARTHUR ANDERSEN, LLP

Nashville, Tennessee
March 11, 2002

                          ADVOCAT INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

                    ASSETS                                               2001                   2000
------------------------------------------------                    --------------         --------------
CURRENT ASSETS:
   Cash and cash equivalents                                        $    3,426,000         $    4,496,000
   Receivables, less allowance for doubtful
     accounts of $5,453,000 and $5,035,000,
     respectively                                                       15,693,000             15,111,000
   Inventories                                                             550,000                633,000
   Prepaid expenses and other current assets                             2,111,000              2,100,000
                                                                    --------------         --------------
       Total current assets                                             21,780,000             22,340,000
                                                                    --------------         --------------
PROPERTY AND EQUIPMENT, AT COST                                         90,669,000             89,567,000
   Less accumulated depreciation                                       (28,790,000)           (24,418,000)
                                                                    --------------         --------------
       Property and equipment, net                                      61,879,000             65,149,000
                                                                    --------------         --------------

OTHER ASSETS:
   Deferred financing and other costs, net                                 565,000                572,000
   Deferred lease costs, net                                             1,878,000              2,085,000
   Assets held for sale or redevelopment                                 1,064,000              1,476,000
   Investments in and receivables from joint                             2,500,000              8,333,000
     ventures
   Other assets                                                          1,404,000              1,801,000
                                                                    --------------         --------------
       Total other assets                                                7,411,000             14,267,000
                                                                    --------------         --------------
                                                                    $   91,070,000         $  101,756,000
                                                                    --------------         --------------

    LIABILITIES AND SHAREHOLDERS' EQUITY
                (DEFICIT)                                                2001                   2000
------------------------------------------------                    --------------         --------------
CURRENT LIABILITIES:
   Current portion of long-term debt                                $   25,006,000         $   61,229,000
   Short-term debt                                                      33,719,000                     --
   Trade accounts payable                                                8,409,000              6,875,000
   Accrued expenses:
     Payroll and employee benefits                                       5,482,000              5,241,000
     Interest                                                              179,000                232,000
     Current portion of self-insurance                                   7,894,000              4,445,000
     reserves
     Other current liabilities                                           5,520,000              4,387,000
                                                                    --------------         --------------
       Total current liabilities                                        86,209,000             82,409,000
                                                                    --------------         --------------

NONCURRENT LIABILITIES:
   Long-term debt, less current portion                                  4,613,000              5,016,000
   Self-insurance reserves, less current                                14,335,000              3,586,000
     portion
   Other noncurrent liabilities                                          2,943,000              5,245,000
                                                                    --------------         --------------
       Total noncurrent liabilities                                     21,891,000             13,847,000
                                                                    --------------         --------------

COMMITMENTS AND CONTINGENCIES

SERIES B REDEEMABLE CONVERTIBLE PREFERRED
     STOCK, authorized 600,000 shares, $.10
     par value, 393,658 shares issued and
     outstanding at redemption value                                     3,589,000              3,358,000


SHAREHOLDERS' EQUITY (DEFICIT):
   Series A preferred stock, authorized
     400,000 shares, $.10 par value, none
     issued and outstanding                                                     --                     --
   Common stock, authorized 20,000,000
     shares, $.01 par value, 5,493,000 and
     5,492,000 shares issued and
     outstanding, respectively                                              55,000                 55,000
   Paid-in capital                                                      15,908,000             15,907,000
   Accumulated deficit                                                 (36,582,000)           (13,820,000)
                                                                    --------------         --------------
       Total shareholders' equity (deficit)                            (20,619,000)             2,142,000
                                                                    --------------         --------------
                                                                    $   91,070,000         $  101,756,000
                                                                    --------------         --------------

  The accompanying notes are an integral of these consolidated balance sheets.

                          ADVOCAT INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                      YEAR ENDED DECEMBER 31,
                                                                    ------------------------------------------------------------
                                                                         2001                   2000                    1999
                                                                    --------------         --------------         --------------
REVENUES:
    Patient revenues, net                                           $  162,346,000         $  150,071,000         $  141,022,000
    Resident revenues                                                   40,733,000             41,889,000             37,905,000
    Management fees                                                      2,993,000              3,863,000              2,932,000
    Interest                                                               109,000                212,000                159,000
                                                                    --------------         --------------         --------------
                                                                       206,181,000            196,035,000            182,018,000
                                                                    --------------         --------------         --------------
EXPENSES:
    Operating                                                          177,588,000            153,719,000            152,557,000
    Lease                                                               20,776,000             20,563,000             20,375,000
    General and administrative                                          13,864,000             12,136,000             11,753,000
    Interest                                                             5,339,000              6,073,000              5,460,000
    Depreciation and amortization                                        5,632,000              5,603,000              5,167,000
    Asset impairment and non-recurring
    charges                                                              4,847,000              1,708,000                500,000
                                                                    --------------         --------------         --------------
                                                                       228,046,000            199,802,000            195,812,000
                                                                    --------------         --------------         --------------
LOSS BEFORE INCOME TAXES                                               (21,865,000)            (3,767,000)           (13,794,000)

PROVISION FOR INCOME TAXES                                                 410,000                 83,000              7,605,000
                                                                    --------------         --------------         --------------

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE                                                          (22,275,000)            (3,850,000)           (21,399,000)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE, NET OF TAX BENEFIT                                               --                     --               (277,000)
                                                                    --------------         --------------         --------------

NET LOSS                                                            $  (22,275,000)        $   (3,850,000)        $  (21,676,000)
                                                                    ==============         ==============         ==============

NET LOSS PER COMMON SHARE:
    Basic                                                           $        (4.06)        $         (.70)        $        (3.98)
                                                                    ==============         ==============         ==============
    Diluted                                                         $        (4.06)        $         (.70)        $        (3.98)
                                                                    ==============         ==============         ==============

WEIGHTED AVERAGE SHARES:
    Basic                                                                5,493,000              5,492,000              5,445,000
                                                                    ==============         ==============         ==============
    Diluted                                                              5,493,000              5,492,000              5,445,000
                                                                    ==============         ==============         ==============

       The accompanying notes are an integral part of these consolidated financial statements.

                          ADVOCAT INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                              RETAINED
                                                  COMMON STOCK                                EARNINGS
                                             -----------------------         PAID-IN         (ACCUMULATED
                                              SHARES         AMOUNT          CAPITAL           DEFICIT)              TOTAL
                                             ---------       -------       -----------       ------------        ------------
BALANCE, DECEMBER 31, 1998                   5,399,000       $54,000       $15,765,000       $ 11,742,000        $ 27,561,000

    Issuance of common stock                    93,000         1,000           142,000                 --             143,000
    Net loss                                        --            --                --        (21,676,000)        (21,676,000)
    Translation gain, net of tax                    --            --                --            239,000             239,000
                                             ---------       -------       -----------       ------------        ------------

BALANCE, DECEMBER 31, 1999                   5,492,000        55,000        15,907,000         (9,695,000)          6,267,000

    Net loss                                        --            --                --         (3,850,000)         (3,850,000)
    Translation loss, net of tax                    --            --                --           (275,000)           (275,000)
                                             ---------       -------       -----------       ------------        ------------

BALANCE, DECEMBER 31, 2000                   5,492,000        55,000        15,907,000        (13,820,000)          2,142,000

    ISSUANCE OF COMMON STOCK                     1,000            --             1,000                 --               1,000
    NET LOSS                                        --            --                --        (22,275,000)        (22,275,000)
    TRANSLATION LOSS, NET OF TAX                    --            --                --           (487,000)           (487,000)
                                             ---------       -------       -----------       ------------        ------------

BALANCE, DECEMBER 31, 2001                   5,493,000       $55,000       $15,908,000       $(36,582,000)       $(20,619,000)
                                             =========       =======       ===========       ============        ============

       The accompanying notes are an integral part of these consolidated financial statements.

                          ADVOCAT INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------------------------
                                                                        2001                  2000                 1999
                                                                    -------------         ------------         -------------
NET LOSS                                                            $ (22,275,000)        $ (3,850,000)        $ (21,676,000)

OTHER COMPREHENSIVE INCOME (LOSS):
    Foreign currency translation adjustments                             (762,000)            (430,000)              374,000
    Income tax benefit (provision)                                        275,000              155,000              (135,000)
                                                                    -------------         ------------         -------------
                                                                         (487,000)            (275,000)              239,000
                                                                    -------------         ------------         -------------

COMPREHENSIVE LOSS                                                  $ (22,762,000)        $ (4,125,000)        $ (21,437,000)
                                                                    -------------         ------------         -------------

       The accompanying notes are an integral part of these consolidated financial statements.

                          ADVOCAT INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------------------------
                                                                         2001                 2000                  1999
                                                                    -------------         ------------         -------------
OPERATING ACTIVITIES:
    Net loss                                                        $ (22,275,000)        $ (3,850,000)        $ (21,676,000)
    Adjustments to reconcile net loss to net cash provided
          by operating activities:
       Depreciation and amortization                                    5,632,000            5,603,000             5,167,000
       Provision for doubtful accounts                                  3,293,000            2,881,000             7,037,000
       Provision for self insured professional liability               17,710,000            4,814,000             3,008,000
       Provision for leases in excess of cash
          payments                                                      1,598,000              454,000               165,000

       Deferred income taxes                                                   --                   --             7,923,000
       Equity in (earnings) loss in joint ventures                       (145,000)             (43,000)              177,000
       Series B redeemable convertible preferred
          stock dividends                                                 231,000               58,000                    --
       Amortization of deferred balances                                  448,000              195,000               894,000
       Lease cash payments in excess of financial
          reporting expense                                                    --             (345,000)                   --
       Amortization of discount on non-interest-
          bearing promissory note                                         267,000               67,000                    --
       Asset impairment provision                                       4,847,000                   --               500,000
       Write-off pursuant to change in
          accounting principle                                                 --                   --               433,000
    Changes in assets and liabilities:
          Receivables, net                                             (2,969,000)          (6,273,000)            7,942,000
          Inventories                                                     133,000              121,000               348,000
          Prepaid expenses and other assets                               169,000             (974,000)              729,000
          Trade accounts payable and
              accrued expenses                                         (1,698,000)          (1,743,000)           (3,277,000)
                                                                    -------------         ------------         -------------
              Net cash provided by operating activities                 7,241,000              965,000             9,370,000
                                                                    -------------         ------------         -------------

INVESTING ACTIVITIES:
    Purchases of property and equipment, net                           (3,743,000)          (2,381,000)           (4,382,000)
    Investment in TDLP                                                   (609,000)                  --              (160,000)
    Cash received in TDLP exchange                                        200,000                   --                    --
    Mortgages receivable, net                                             167,000              324,000               179,000
    Investments in and advances to joint ventures, net                     77,000             (505,000)             (576,000)
    Deposits, pre-opening costs and other                                      --             (332,000)             (461,000)
    TDLP partnership distributions                                        200,000              211,000               345,000
                                                                    -------------         ------------         -------------
              Net cash used in investing activities                    (3,708,000)          (2,683,000)           (5,055,000)
                                                                    -------------         ------------         -------------

                                   (Continued)

                          ADVOCAT INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Continued)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------------------------
                                                                        2001                  2000                  1999
                                                                    -------------         ------------         -------------
FINANCING ACTIVITIES:
    Proceeds from issuance of debt                                  $          --         $  3,000,000         $  26,364,000
    Repayment of debt obligations                                      (2,474,000)          (1,453,000)          (25,730,000)
    Financing costs                                                      (366,000)                  --              (532,000)
    Net proceeds from (repayment of) bank line of
       credit                                                            (700,000)           2,541,000            (3,689,000)
    Proceeds from sale of common stock                                         --                   --               143,000
    (Advances to) repayments from TDLP, net                            (1,063,000)             213,000            (1,305,000)
                                                                    -------------         ------------         -------------
              Net cash provided by (used in) financing
                 activities                                            (4,603,000)           4,301,000            (4,749,000)
                                                                    -------------         ------------         -------------

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                        (1,070,000)           2,583,000              (434,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF
    PERIOD                                                              4,496,000            1,913,000             2,347,000
                                                                    -------------         ------------         -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $   3,426,000         $  4,496,000         $   1,913,000
                                                                    =============         ============         =============

SUPPLEMENTAL INFORMATION:
    Cash payments of interest                                       $   4,734,000         $  6,385,000         $   6,095,000
                                                                    =============         ============         =============
    Cash payments (refunds) of income taxes, net                    $     267,000         $   (183,000)        $    (981,000)
                                                                    =============         ============         =============

NON-CASH TRANSACTIONS:

In August 2001, pursuant to an agreement with TDLP, the Company exchanged its investments in TDLP, with a book value of $5.7 million, for the net assets of the Partnership.

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

                          ADVOCAT INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999

1.       COMPANY AND ORGANIZATION

         Advocat Inc. (together with its subsidiaries, "Advocat" or the "Company") provides long-term care services to nursing home patients and residents of assisted living facilities in 12 states, primarily in the Southeast, and three Canadian provinces. The Company's facilities provide a range of health care services to their patients and residents. In addition to the nursing, personal care and social services usually provided in long-term care facilities, the Company offers a variety of comprehensive rehabilitation services as well as medical supply and nutritional support services. As of December 31, 2001, the Company operates 116 facilities, consisting of 62 nursing homes with 6,992 licensed beds and 54 assisted living facilities with 5,298 units. Within the current portfolio, 29 facilities are managed on behalf of other owners, 22 of which are managed on behalf of unrelated owners and 7 in which the Company holds a minority equity interest. The remaining facilities, consisting of 58 leased and 29 owned facilities, are operated for the Company's own account.

         In recent periods, the long-term health care environment has undergone substantial changes with regards to reimbursement and other payor sources, compliance regulations, competition among other health care providers and relevant patient liability issues. The Company continually monitors these industry developments as well as other factors that affect its business. See Notes 2 and 14 for further discussion of recent changes in the long-term health care industry and the related impact on the operations of the Company.

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

         BASIS OF ACCOUNTING

         The accompanying consolidated financial statements have been prepared assuming that Advocat Inc. (the "Company") will continue as a going concern. The Company has incurred operating losses in the years ended December 31, 2001, 2000 and 1999 and has limited resources available to meet its operating, capital expenditure and debt service requirements during 2002. The Company has a net working capital deficit of $64.4 million as of December 31, 2001. The Company has $34.3 million of scheduled debt maturities during 2002 and is in default of certain debt covenants contained in other debt instruments. Effective March 9, 2001, the Company also obtained professional liability insurance coverage that, based on historical claims experience, could be substantially less than the claims that could be incurred during 2001 and 2002 and is less than the coverage required by certain of the Company's debt and lease agreements. The ultimate payments on professional liability claims accrued as of December 31, 2001 and claims that could be incurred during 2002 could require cash resources during 2002 that would be in excess of the Company's available cash or other resources. The Company is also not in compliance with certain lease and debt agreements, including financial covenants, insurance requirements and other obligations, that allow the Company's primary lessor certain rights as described below and allow the holders of substantially all of the Company's debt to demand immediate repayment. Although the Company does not anticipate that such demands will be made, the continued forbearance on the part of the Company's primary lessor and lenders cannot be assured at this time. Accordingly, the Company has classified the related debt principal amounts as current liabilities in the accompanying consolidated financial statements as of December 31, 2001. Given that events of default exist under the Company's working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances. Events of default under the Company's debt agreements could lead to additional events of default under the Company's lease agreements covering a majority of its United States nursing facilities. A default in the related lease agreements allows the lessor the right to terminate the lease agreements and assume operating rights with respect to the leased properties. The property and equipment, including leasehold improvements, related to these facilities total approximately $4.9 million as of December 31, 2001. At a minimum, the Company's cash requirements during 2002 include funding operations (including potential payments related to professional liability claims), capital expenditures, scheduled debt service, and working capital requirements. No assurance can be given that the Company will have sufficient cash to meet these requirements.

         The majority of the Company's lenders have the right to force immediate payment of outstanding debt. If the Company's lenders force immediate repayment, the Company would not be able to repay the related debt outstanding. Of the total $34.3 million of scheduled debt maturities during 2002, the Company plans to repay $3.1 million from cash generated from operations and intends to refinance the remaining $31.2 million. The Company's management has implemented a plan to enhance revenues related to the operations of the Company's nursing homes and assisted living facilities. Management believes that revenues in future periods will increase as a result of increased occupancy rates resulting from an increased emphasis on attracting and retaining patients and residents. However, the Company is potentially subject to a reduction in Medicare revenue, estimated to range from approximately $3.8 million to $6.3 million, based on the Medicare census and patient RUG levels experienced by the Company in 2001. See Note 14. Management continues to focus on minimizing future expense increases through the elimination of excess operating costs. Management will also attempt to minimize professional liability claims in future periods by vigorously defending itself against all such claims and through the additional supervision and training of staff employees. The Company is unable to predict if it will be successful in reducing operating losses, in negotiating waivers, amendments, or refinancings of outstanding debt, or if the Company will be able to meet any amended financial covenants in the future. Any demands for repayment by lenders, the inability to obtain waivers or refinance the related debt or the termination of the lease agreements would have a material adverse impact on the financial position, results of operations and cash flows of the Company. If the Company is unable to generate sufficient cash flow from its operations or successfully negotiate debt or lease amendments, the Company may have to explore a variety of other options, including but not limited to other sources of equity or debt financings, asset dispositions, or relief under the United States Bankruptcy code. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

         REVENUES

                  PATIENT AND RESIDENT REVENUES

                  The fees charged by the Company to patients in its nursing homes and residents in its assisted living facilities include fees with respect to individuals receiving benefits under federal and state-funded cost reimbursement programs. These revenues are based on approved rates for each facility that are either based on current costs with retroactive settlements or prospective rates with no cost settlement. Amounts earned under federal and state programs with respect to nursing home patients are subject to review by the third-party payors. In the opinion of management, adequate provision has been made for any adjustments that may result from such reviews. Final cost settlements, if any, are recorded when objectively determinable, generally within three years of the close of a reimbursement year depending upon the timing of appeals and third-party settlement reviews or audits. During 2001 and 1999, the Company recorded $113,000 and $1,093,000 of net unfavorable estimated settlements from federal and state programs for periods prior to the beginning of fiscal 2001 and 1999, respectively. During the year ended December 31, 2000, the Company recorded $51,000 of net favorable estimated settlements from federal and state programs for periods prior to the beginning of fiscal 2000.

                  MANAGEMENT FEES

                  Under its management agreements, the Company has responsibility for the day-to-day operation and management of each of its managed facilities. The Company typically receives a base management fee ranging generally from 3.5% to 6.0% of net revenues of each managed facility. Other than certain corporate and regional overhead costs, the services provided at the facility are at the facility owner's expense. The facility owner is also obligated to pay for all required capital expenditures. The Company generally is not required to advance funds to the owner. Other than with respect to facilities managed during insolvency or receivership situations, the Company's management fees are generally subordinated to the debt payments of the facilities it manages. In addition, the Company is generally eligible to receive incentives over and above its base management fees based on the profits at these facilities. Approximately 83.0% of 2001 management fee revenues were derived from agreements that expire beginning in 2003 through 2015. The remaining management agreements have remaining lives that expire or are cancelable at various times during 2002. The Company's management anticipates that all of these management agreements will be renewed during 2002.

                  ALLOWANCE FOR DOUBTFUL ACCOUNTS

                  The Company's allowance for doubtful accounts is estimated utilizing current agings of accounts receivable, historical collections data and other factors. Management monitors these factors and determines the estimated provision for doubtful accounts. Historical bad debts have resulted from uncollectable private balances, some uncollectable coinsurance and deductibles and other factors. The allowance for doubtful accounts balance is assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified.

                  The Company includes provisions for doubtful accounts in operating expenses in its consolidated statements of operations. The provisions for doubtful accounts were $3,293,000, $2,881,000 and $7,037,000 for 2001, 2000 and 1999,
                  respectively.

         LEASE EXPENSE

         The Company operates 58 long-term care facilities under operating leases, including 31 owned by Omega Healthcare Investors, Inc. ("Omega"), 8 owned by Counsel Corporation (together with its affiliates, "Counsel"), 13 owned by members or affiliates of Pierce Management Group ("Pierce") and six owned by other parties. The Company's operating leases generally require the Company to pay stated rent, subject to increases based on changes in the Consumer Price Index, a minimum percentage increase, or increases in the net revenues of the leased properties. Beginning October 1, 2001, the Company's Omega leases required the Company to pay certain scheduled rent increases. Such scheduled rent increases are recorded as additional lease expense on a straight-line basis over the term of the related leases. See Note 4 for discussion of the Company's amendments to the Omega leases during 2000. The Company's leases are "triple-net," requiring the Company to maintain the premises, pay taxes, and pay for all utilities. The Company generally grants its lessor a security interest in the Company's personal property located at the leased facility. The leases generally require the Company to maintain a minimum tangible net worth and prohibit the Company from operating any additional facilities within a certain radius of each leased facility. The Company is generally required to maintain comprehensive insurance covering the facilities it leases as well as personal and real property damage insurance and professional malpractice insurance. Effective March 9, 2002, the Company has obtained professional malpractice insurance coverage for its United States nursing homes that is less than the amounts required in the lease agreement. The failure to pay rentals within a specified period or to comply with the required operating and financial covenants generally constitutes a default, which default, if uncured, permits the lessor to terminate the lease and assume the property and the contents within the facility. In all cases where mortgage indebtedness exists with respect to a leased facility, the Company's interest in the premises is subordinated to that of the lessors' mortgage lenders.

         CLASSIFICATION OF EXPENSES

         The Company classifies all expenses (except interest, depreciation and amortization, and lease expenses) that are associated with its corporate and regional management support functions as general and administrative expenses. All other expenses (except interest, depreciation and amortization, and lease expenses) incurred by the Company at the facility level are classified as operating expenses.

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

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", the Company evaluates the recoverability of the carrying values of its properties on a property by property basis. On a quarterly basis, the Company reviews its properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable. The need to recognize an impairment is based on estimated future cash flows from a property compared to the carrying value of that property. If recognition of an impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property. See Note 6 for discussion of SFAS 121 impairment as of December 31, 2001.

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

         ASSETS HELD FOR SALE OR REDEVELOPMENT

         As of December 31, 2001, assets held for sale or redevelopment include one assisted living facility located in North Carolina and one nursing home located in Florida, both of which are for sale. In addition, there is one assisted living facility that is not operating and cannot be separated or sold (or otherwise disposed of) because of an adjacent owned facility on the site. The Company records assets held for sale or redevelopment at the lesser of cost or net realizable value from the sale of the related assets. Subsequent to December 31, 2001, the Company entered into an agreement for the sale of the North Carolina assisted living facility, though the buyer has, as yet, been unable to find suitable financing. The Company has recorded writedowns of the net book value of these properties to the estimated net proceeds.

         SELF INSURANCE

         Self insurance reserves primarily represent the accrual for self insured risks associated with general and professional liability claims, employee health insurance and workers compensation. The self insurance reserves include a liability for reported claims and estimates for incurred but unreported claims. The Company's policy with respect to a significant portion of the general and professional liability claims is to use an actuary to support the estimates recorded for incurred but unreported claims. The Company's health insurance reserve is based on known claims incurred and an estimate of incurred but unreported claims determined by an analysis of historical claims paid. The Company's workers compensation reserve relates to periods of self insurance prior to May 1997 and consists only of known claims incurred. The workers compensation reserve is based on an estimate of the future costs to be incurred for the known claims. Expected insurance coverages are reflected as a reduction of the reserves. The self insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified.

         INCOME TAXES

         The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach for financial accounting and reporting of income taxes. Under this method, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse. See Note 13 for additional information related to the provision for income taxes.

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

         FOREIGN OPERATIONS AND TRANSLATION POLICIES

         The results of operations and the financial position of the Canadian operations have been prepared from records maintained in Canada and translated at the respective average rates (for purposes of the consolidated statements of operations) and respective year-end rates (for purposes of the consolidated balance sheets). Translation gains and losses are reported as a component of accumulated other comprehensive (loss) in shareholders' equity (deficit).

         Accumulated foreign currency translation unrealized losses are as follows:

                                                                     2001              2000                1999
                                                                  ----------         ----------         ----------
                  Beginning balance                               $ (448,000)        $ (173,000)        $ (412,000)
                  Current period change, net of tax                 (487,000)          (275,000)           239,000
                                                                  ----------         ----------         ----------
                  Ending balance                                  $ (935,000)        $ (448,000)        $ (173,000)
                                                                  ----------         ----------         ----------

         LOSS PER COMMON SHARE

         The Company utilizes SFAS No. 128, "Earnings Per Share," for the financial reporting of earnings (loss) per common share. Basic earnings
         (loss) per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or otherwise resulted in the issuance of common stock that then shared in the earnings of the Company. The effect of the Company's potential dilutive securities (primarily stock options and Series B Redeemable Convertible Preferred Stock) was anti-dilutive in 2001, 2000 and 1999.

         OTHER COMPREHENSIVE INCOME (LOSS)

         The Company has adopted SFAS No. 130, "Reporting on Comprehensive Income," which requires the reporting of comprehensive income (loss) in addition to net income (loss) from operations. All transactions representing comprehensive income (loss) are included in the consolidated statements of comprehensive income (loss).

         STOCK-BASED COMPENSATION

         SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and the related Interpretations (all herein referred to as "APB No. 25"). Under APB No. 25, no compensation cost related to stock options has been recognized because all options are issued with exercise prices equal to the fair market value at the date of grant. See Note 11 for additional disclosures about the Company's stock-based compensation plans.

         NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. SFAS No. 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 requires that intangible assets with finite useful lives be amortized, and that goodwill and intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

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

         The Company has adopted the provisions of SFAS No. 141 and the adoption did not have a material effect on the Company's financial position or results of operations. The Company will adopt the provisions of SFAS No. 142 as of January 1, 2002; however, the Company's adoption of SFAS No. 142 is not expected to have a material effect on the Company's financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires that a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company does not expect the future adoption of SFAS No. 143 to have a material effect on its financial position or results of operations.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The Company has not yet determined the impact of the January 2002 adoption of SFAS No. 144 on its financial position or results of operations.

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

3.       RECEIVABLES

         Receivables, before the allowance for doubtful accounts, consist of the following components:

                                                                                DECEMBER 31,
                                                                       --------------------------------
                                                                           2001                 2000
                                                                       ------------        ------------
                  Medicare                                             $  8,550,000        $  7,479,000
                  Medicaid and other non-federal programs                 7,488,000           6,356,000
                  Other patient and resident receivables                  4,313,000           4,252,000
                  Management fees - affiliates                              309,000             342,000
                  Management fees                                           270,000             379,000
                  Other receivables and advances                            216,000           1,338,000
                                                                       ------------        ------------
                                                                       $ 21,146,000        $ 20,146,000
                                                                       ============        ============

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

4.       SETTLEMENT AND RESTRUCTURING AGREEMENT

         AMENDMENTS TO OMEGA LEASE AGREEMENTS

         During 1998, 1999 and through September 30, 2000, the Company leased 30 nursing homes from Omega under various terms and lease agreements. On November 8, 2000, the Company entered into a 10-year restructured lease agreement (the "Settlement and Restructuring Agreement") with Omega. The Settlement and Restructuring Agreement, effective as of October 1, 2000, provides for reduced future lease costs under an amended lease agreement covering all nursing homes leased from Omega (the "Omega Master Lease"). The initial term of the Omega Master Lease is ten years, expiring September 30, 2010, with an additional ten-year renewal term at the option of the Company, assuming no defaults. Under the Settlement and Restructuring Agreement, Omega has agreed to waive all defaults under the previous Omega lease agreements. See Note 14 for further discussion of the Omega lease agreements and required minimum capital expenditures over the initial lease term.

         NON-ACCRUAL NOTE PAYABLE

         As settlement for outstanding lease payments owed to Omega for the period prior to the Settlement and Restructuring Agreement, Omega agreed to accept a $3,000,000 payment from the Company. The payment to Omega was funded through Omega's draw upon a then outstanding letter of credit from the Company's bank lender. Prior to the Settlement and Restructuring Agreement, the Company was required to provide letters of credit totaling $4,950,000 in favor of Omega as security for its obligations under the Omega Master Lease. Pursuant to the Settlement and Restructuring Agreement, Omega agreed to draw $3,000,000 on the outstanding letters of credit and to terminate the remaining $1,950,000 letters of credit. The $3,000,000 letter of credit draw was converted into a $3,000,000 non-interest-bearing promissory note payable to the bank lender (the "Non-Accrual Note"). The entire balance of the Non-Accrual Note was due on January 15, 2002 and has not been repaid as of March 11, 2002. See Note 8 for further discussion regarding the terms of the Non-Accrual Note.

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

         Beginning on the earlier of a default under the Omega Master Lease agreement or September 30, 2007, Omega has the right to require the Company to redeem the Series B Redeemable Convertible Preferred Stock shares at the redemption price of $3,300,000 plus accrued and unpaid dividends. At December 31, 2001 and 2000, total accrued but unpaid dividends amounted to $289,000 ($0.73 per share) and $58,000 ($0.15 per share), respectively, and, accordingly, the aggregate redemption value on the Series B Redeemable Convertible Preferred Stock was $3,589,000 and $3,358,000, respectively and the per share redemption value was approximately $9.12 and $8.53, respectively. Dividends on the Series B Redeemable Convertible Preferred Stock are reflected as interest expense in the accompanying consolidated statements of operations beginning October 1, 2000.

         DEFERRED LEASE COSTS

         During 1992, the Company entered into an agreement with Omega whereby 21 of the Company's facilities were sold to Omega and leased back to the Company. In conjunction with this sale/leaseback transaction, the Company entered into a participating mortgage with Omega on three other facilities. The net gain on the sale/leaseback was deferred in accordance with sale/leaseback accounting and was being amortized by the Company over the related lease term as a reduction in lease expense. As of September 30, 2000, the net deferred gain totaled $2,862,000. Pursuant to the amended Omega Master Lease and the issuance of the Subordinated Note and the Series B Redeemable Convertible Preferred Stock to Omega effective October 1, 2000, total deferred lease costs of $5,000,000 were recorded by the Company. The $2,862,000 of remaining deferred gain on the 1992 sale/leaseback has been reflected as a reduction of the $5,000,000 in new deferred lease costs, resulting in net deferred lease costs of $2,138,000 as of October 1, 2000. The net deferred lease costs are being amortized as lease expense over the initial ten-year term of the Omega Master Lease.

         AMENDMENTS TO DEBT AGREEMENTS

         In conjunction with the Company's execution of the Settlement and Restructuring Agreement with Omega in 2000, the Company also amended the terms of various debt agreements. See Notes 8 and 9 for discussion of amendments to the Company's debt agreements.

5.       SALE AND REACQUISITION OF TEXAS HOMES

         In 1991, the Company sold six of its Texas nursing homes to Texas Diversicare Limited Partnership ("TDLP") for a sales price of approximately $13,137,000. Total consideration for the sale in 1991 included a $7,500,000 wrap mortgage receivable from TDLP and $4,370,000 cash. Underlying the wrap mortgage receivable was a note payable to a bank by the Company. The TDLP properties were collateral for this debt.

         Under a repurchase agreement, the Company agreed to purchase up to 10.0% of the partnership units per year, beginning in January 1997 (up to a maximum of 50.0% of the total partnership units) through January 2001. The purchase of the partnership units was upon demand from the limited partners and the 10.0% maximum per year was not cumulative. The repurchase price is the original cash sales price per unit less certain amounts based on the depreciation from 1991 to the December 31 prior to the date of repurchase. Pursuant to its repurchase obligation, the Company purchased a cumulative total of 32.6% of the outstanding partnership units through August 31, 2001. Total consideration for all of these purchases was $2,057,000. Units acquired pursuant to the repurchase agreement do not have voting rights with respect to any matters coming before the limited partners of TDLP.

         As part of the TDLP transaction, the Company guaranteed certain cash flow requirements of TDLP for a ten-year period expiring August 31, 2001. As of August 31, 2001, the Company provided working capital funding and requirements under the cash flow guarantee to TDLP totaling $6,853,000.

         Because of the guaranteed financial requirements to the TDLP partners, the Company accounted for this transaction under the leasing method of accounting under SFAS No. 66, "Accounting for Sales of Real Estate". Under this method, the Company did not record a sale of the assets. The cash received from TDLP was recorded as an advance liability, and the wrap mortgage receivable was not reflected in the Company's consolidated financial statements. The advance liability was adjusted throughout the year based on mortgage note payments and advances to or repayments from TDLP. In addition, the Company's consolidated statements of operations continued to reflect the operations of the facilities until the expiration of the Company's commitments with respect to TDLP on August 31, 2001.

         The Company continually evaluated the funding contingencies discussed above in relation to its guarantees to TDLP, the balance in the advance liability account, the future wrap mortgage receivable collections, and the estimated fair value of the related nursing homes. The accounting treatment under SFAS No. 66 was applicable as long as the Company's recorded net assets with respect to TDLP were less than the total of the estimated fair value of the Company's investment in TDLP and the Company's interest in the wrap mortgage due from TDLP. Based upon management's evaluation, the Company previously recorded a reserve totaling $3,000,000 for the estimated impairment of the Company's investment in TDLP, including $500,000 recognized in 1999 and $2,500,000 recognized in 1998. The reserve has reduced the Company's net assets in TDLP to the estimated amount of cash to ultimately be realized by the Company from its investment in TDLP.

         The consolidated statements of operations include the recognition of income and expenses from the TDLP facilities since the sale. During the eight months ended August 31, 2001, and the years ended December 31, 2000 and 1999, the consolidated statements of operations include losses of $1,060,000, $1,461,000 and $2,221,000, respectively, related to the operations of the TDLP facilities and the Company's guarantees under the TDLP partnership agreement.

         The Company's wrap mortgage receivable from TDLP matured on August 31, 2001. TDLP did not have the financial resources to repay or refinance the wrap mortgage receivable. The Company entered into an Agreement with TDLP, pursuant to which the wrap mortgage receivable and the Company's other investments in TDLP were exchanged for the assets and liabilities of TDLP. The assets and liabilities were recorded at the historical cost basis, which approximated fair value as of August 31, 2001 of the Company's total investment in TDLP.

6.       ASSET IMPAIRMENT AND NON-RECURRING CHARGES

         The Company has recorded various non-recurring charges as presented below:

                                                                                        2001              2000             1999
                                                                                     -----------       -----------       ---------
                  Advisory, consulting and debt maturity extension
                     fees incurred in conjunction with restructuring
                     of lease and debt agreements                                    $        --       $ 1,708,000       $      --

                  Impairment of long-lived assets                                      4,342,000                --         500,000
                  Other charges                                                          505,000                --              --
                                                                                     -----------       -----------       ---------

                                                                                     $ 4,847,000       $ 1,708,000       $ 500,000
                                                                                     -----------       -----------       ---------

         In the fourth quarter of 2001, the Company recorded asset impairment charges of $4,342,000 for the impairment of certain long-lived assets in accordance with the provisions of SFAS 121. A detail of the impaired asset charges for 2001 is as follows:

                                    DESCRIPTION OF IMPAIRMENT

         Assets  held for  sale - As a result  of  expected  future  sales,  the  Company  has recorded  impairment  expense on one assisted  living  facility and one nursing home, reducing the net book value of these  properties to their  estimated  net  realizable
         value                                                                                            $   352,000

         Lease  Terminations - The Company  terminated the leases on two Florida nursing homes and has  recorded  impairment  charges  for the  remaining  net  book  value of these
         properties, including leasehold improvements                                                         360,000

         Nursing Homes  Impairment  charges - As a result of projected cash flows,  impairment charges for 6 United States nursing homes,  including 2 owned facilities and 4 leased
         facilities, have been recorded                                                                     1,564,000

         Assisted Living Facilities  Impairment Charges - As a result of projected cash flows, impairment  charges for 14 United States leased assisted living  facilities have been
         recorded                                                                                           2,066,000
                                                                                                          -----------

            Total impaired asset charges for the year ended December 31, 2001                             $ 4,342,000
                                                                                                          ===========

         The other charges of $505,000 consists of an accrual for the future operating costs of a leased facility that is no longer operating, including projected rent, maintenance, taxes and insurance.

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

         In 1999, the Company recorded total charges of $500,000 for the estimated impairment of the Company's investment in TDLP due to the continuing funding of certain contractual cash flow requirements. See
         Note 5.

7.       PROPERTY AND EQUIPMENT

         Property and equipment, at cost, consists of the following:

                                                                                 DECEMBER 31,
                                                                       --------------------------------
                                                                           2001                2000
                                                                       ------------        ------------
                  Land                                                 $  4,829,000        $  5,073,000
                  Buildings and leasehold improvements                   64,989,000          63,781,000
                  Furniture, fixtures and equipment                      20,851,000          20,713,000
                                                                       ------------        ------------
                                                                       $ 90,669,000        $ 89,567,000
                                                                       ============        ============

         Substantially all of the Company's gross property and equipment are provided as collateral for debt obligations. The Company capitalizes leasehold improvements which will revert back to the lessor of the property at the expiration or termination of the lease.

8.       SHORT-TERM DEBT

         Short-term debt consists of the following as of December 31, 2001:

                       Mortgages payable to a commercial finance company; secured by 13 assisted living properties; interest payable monthly at 2.35% above LIBOR (4.2%
                           at December 31, 2001); balloon maturity in July 2002, classified as
                           long-term debt as of December 31, 2000                                                  $ 24,304,000

                       Promissory note payable to a commercial finance company; secured by 1 nursing home; interest payable monthly at 2.75% above LIBOR (4.85% at
                           December 31, 2001); matures in March 2002                                                  3,613,000

                       Promissory note payable to a bank; secured by certain accounts receivable and substantially all other Company assets; non-interest-bearing;
                           balloon maturity in January 2002; balance is net of $11,000 and
                           $278,000 debt discount as of December 31, 2001 and 2000, respectively,
                           classified as long-term debt as of December 31, 2000                                       2,989,000

                       Mortgage payable to a bank; secured by six Texas nursing homes; interest and principal payable monthly, interest at 8.00%; final maturity in
                           June 2002, classified as long term debt as of December 31, 2001                              366,000

                       Mortgage payable to a bank; secured by one nursing home; interest and principal payable monthly; interest at the lending bank's base rate plus 0.75% (5.50% at December 31, 2001); balloon maturity in August
                           2002, classified as long-term debt as of December 31, 2000                                 2,294,000

                  Mortgages payable to two banks; secured by second interests in the nursing home referred to immediately above; interest and principal payable monthly; interest at the lead bank's base rate plus 0.75% (5.5% at
                      December 31, 2001); balloon maturities during August 2002, classified
                      as long-term debt as of December 31, 2001                                                         153,000
                                                                                                                   ------------
                                                                                                                   $ 33,719,000
                                                                                                                   ============

         As of December 31, 2001, the Company's weighted average interest rate on short term debt was 4.5%.

         As of December 31, 2001, the Company had $24,304,000 outstanding under the mortgages payable to a commercial finance company. These mortgages have a balloon maturity in July 2002. The Company has entered into negotiations for refinancing these obligations and extending the maturity date.

         The $3,613,000 promissory note payable was refinanced, with a maturity of March 31, 2002. The note payable is secured by one nursing home. Under the terms of the refinanced notes payable, interest and principal are payable monthly based on a 25-year amortization schedule, with interest accruing at a variable rate of LIBOR plus 2.75%.

         In conjunction with the Company's Settlement and Restructuring Agreement during 2000, the Company issued a $3,000,000 Non-Accrual Note (non-interest-bearing promissory note payable) to a bank. The Non-Accrual Note was recorded net of a discount of $345,000 as of October 1, 2000. The discount was calculated based on an interest rate of 9.5%, which approximated available interest rates. The debt discount is being amortized as interest expense over the term of the Non-Accrual Note. As of December 31, 2001, the note payable balance, net of discount, is $2,989,000. The Company is required to pay all surplus cash flow (as defined in the Non-Accrual Note agreement) to the lender to reduce the balance of the Non-Accrual Note. The Non-Accrual Note matured January 15, 2002. The Company is currently negotiating a short term renewal of this note. It is expected that the terms associated with the short term renewal of this note will include the payment of interest at a rate of 9.5%, an initial $300,000 payment of principal, monthly principal payments of $83,000 and a permanent $387,000 reduction in the amount available under the working capital line of credit.

         Cross-default provisions exist in a majority of the Company's debt agreements. In addition, certain of the Company's debt agreements provide that a default under certain of the Company's leases or management agreements constitutes a default under the debt agreements. Certain of the Company's debt agreements also contain various financial covenants, the most restrictive of which relate to current ratio requirements, tangible net worth, cash flow, net income (loss), required insurance coverages and limits on the payment of dividends to shareholders. As of December 31, 2001, the Company was not in compliance with certain of the financial covenants contained in the Company's debt and lease agreements. Cross-default or material adverse change provisions contained in the debt agreements allow the holders of substantially all of the Company's debt to demand repayment. The Company has not obtained waivers of the noncompliance.

9.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                                            DECEMBER 31,
                                                                                                   ------------------------------
                                                                                                       2001             2000
                                                                                                   ------------      ------------
                  Mortgages payable to a commercial finance company; secured by 13 assisted living properties; interest payable monthly at 2.35%
                      above LIBOR (4.2% at December 31, 2001); balloon maturity in July 2002,
                      reclassified to short term debt as of December 31, 2001                      $         --      $ 24,777,000

                  Acquisition line of credit payable to a commercial finance company; secured by four nursing homes; interest payable monthly at 3.00% above LIBOR;
                      refinanced during March 2001                                                           --        11,000,000

                  Mortgages  payable to a commercial  finance company;  secured by 2 nursing  homes;  interest  payable  monthly at 3.50%
                      above LIBOR  (5.60% at  December 31, 2001);  matures in
                      April 2006                                                                      7,550,000                --

                  Working capital line of credit payable to a bank; secured by certain accounts receivable and substantially all other Company assets;
                      interest payable monthly at bank prime rate plus 0.50% up to a maximum
                      of 9.50% (5.25% at December 31, 2001); matures in January 2004                  2,867,000         3,566,000

                  Promissory note payable to a bank; secured by certain accounts receivable and substantially all other Company assets; interest and principal
                      payable monthly, interest at 9.50%; balloon maturity in January 2004            3,468,000         3,499,000

                  Promissory note payable to a bank; secured by certain property, accounts receivable and substantially all other Company assets; interest and principal payable monthly, interest at 9.50%; balloon maturity in
                      September 2004                                                                  9,311,000         9,397,000

                  Promissory note payable to a bank; secured by certain accounts receivable and substantially all other Company assets; non-interest-bearing;
                      balloon maturity in January 2002; balance is net of $278,000 debt discount as of December 31, 2000, reclassified to short term debt as of
                      December 31, 2001                                                                      --         2,722,000

                  Mortgage payable to a bank; secured by the six TDLP nursing homes; interest and principle payable monthly, interest at 8.00%; reclassified to
                      short-term debt as of December 31, 2001                                                --         1,161,000

                                                                                                            DECEMBER 31,
                                                                                                   ------------------------------
                                                                                                       2001             2000
                                                                                                   ------------      ------------
                  Mortgages payable to a Canadian bank in Canadian dollars;
                      secured by two nursing homes and three assisted living
                      facilities; interest and principal payable monthly;
                      interest ranging from 6.34% to 7.89%; balloon maturities
                      December 2004 through October 2007                                           $  4,723,000      $  5,125,000

                  Reducing demand loan payable to a Canadian bank in Canadian dollars secured by a security interest in Canadian operations; repaid
                      during 2001                                                                            --           801,000

                  Subordinated note payable to Omega; secured by accounts receivable and other assets of the facilities leased from Omega; interest at 7.00%;
                      balloon maturity in September 2007                                              1,700,000         1,700,000

                  Mortgage payable to a bank; secured by one nursing home; interest and principal payable monthly; interest at the lending bank's base rate plus 0.75%; balloon maturity in August 2002, reclassified to short term
                      debt as of December 31, 2001                                                           --         2,339,000

                  Mortgages payable to two banks; secured by second interests in the nursing home referred to immediately above; interest and principal payable monthly; interest at the lead bank's base rate plus
                      0.75% (rates ranging from 9.25% to 10.25% at December 31, 2000); balloon maturities during August 2002, reclassified to short term debt as of
                      December 31, 2001                                                                      --           158,000
                                                                                                   ------------      ------------
                                                                                                     29,619,000        66,245,000
                  Less current portion                                                              (25,006,000)      (61,229,000)
                                                                                                   ------------      ------------
                                                                                                   $  4,613,000      $  5,016,000
                                                                                                   ============      ============

         As of December 31, 2001, the Company's weighted average interest rate was 7.5%.

         Scheduled principal payments of long-term debt (assuming no accelerations by the lenders) for the next five years and thereafter beginning January 1, 2002 are as follows:

                          2002                                    $     623,000
                          2003                                          653,000
                          2004                                       16,788,000
                          2005                                          514,000
                          2006                                        3,980,000
                          Thereafter                                  7,061,000
                                                                  -------------
                                                                  $  29,619,000
                                                                  =============

         Cross-default provisions exist in a majority of the Company's debt agreements. In addition, certain of the Company's debt agreements provide that a default under certain of the Company's leases or management agreements constitutes a default under the debt agreements. Certain of the Company's debt agreements also contain various financial covenants, the most restrictive of which relate to current ratio requirements, tangible net worth, cash flow, net income (loss), required insurance coverages and limits on the payment of dividends to shareholders. As of December 31, 2001, the Company was not in compliance with certain of the financial covenants contained in the Company's debt and lease agreements. Cross-default or material adverse change provisions contained in the debt agreements allow the holders of substantially all of the Company's debt to demand repayment. The Company has not obtained waivers of the noncompliance. Based on regularly scheduled debt service requirements, the Company has a total of $623,000 of debt that must be repaid or refinanced during 2002. As a result of the covenant noncompliance and other cross-default provisions, the Company has classified a total of $25,006,000 of debt as current liabilities as of December 31, 2001. The Company would not be able to repay this indebtedness if the applicable lenders demanded repayment.

         Amounts outstanding under the $11,000,000 acquisition line of credit were refinanced in March 2001. Of the total principal balance at December 31, 2000, $7,284,000 was refinanced through the issuance of mortgage notes payable which extend the maturity through April 2006. The mortgage notes payable are secured by two nursing homes. Under the terms of the refinanced notes payable, interest and principal are payable monthly based on a 25-year amortization schedule, with interest accruing at a variable rate of LIBOR plus 3.50%. The remaining $3,716,000 of the acquisition line of credit was refinanced through the issuance of a note payable under terms that extend the maturity through March 31, 2002. This note has been reclassified to short term debt as of December 31, 2001.

         As of December 31, 2001, the Company had drawn $2,867,000 under its working capital line of credit. The total maximum outstanding balance of the working capital line of credit, including letters of credit outstanding, is $4,500,000. Of the total $4,500,000 of maximum availability, $1,000,000 is limited to certain maximum time period restrictions. There are certain additional restrictions based on certain borrowing base restrictions. As of December 31, 2001, the Company had $200,000 of letters of credit outstanding with the same bank lender, which further reduce the maximum available amount outstanding under the working capital line of credit. As of December 31, 2001, the Company had total borrowing availability of $1,433,000 under its working capital line of credit. The working capital line of credit matures January 2004 with interest at 0.50% above the banks prime rate (up to a maximum of 9.50%). The Company is currently negotiating a short term renewal of the Non-Accrual Note (see Note 8). It is expected that the terms associated with the short term renewal of this note will include a permanent $387,000 reduction in the amount available under the working capital line of credit.

         In conjunction with the Company's execution of the Settlement and Restructuring Agreement with Omega effective October 1, 2000, the Company refinanced a $3,499,000 ($3,468,000 as of December 31, 2001) working capital line of credit through the issuance of a promissory note payable to the Company's bank lender. The refinancing resulted in an extension of the maturity through January 2004 and a reduction of the interest rate from 14.00% to 9.50% effective October 1, 2000. Interest and principal on the promissory note payable are payable monthly based on a 25 year amortization schedule, with the entire remaining balance due in January 2004.

         The security interests on the $9,311,000 promissory note payable to a bank include one non-operating property in North Carolina, one property currently held for sale in Florida and six Texas nursing homes. The Company has also agreed to apply against the promissory note indebtedness any net proceeds realized from the sale of the collateral comprising the additional security interests. The promissory note matured during 2000. However, in conjunction with the Company's execution of the Settlement and Restructuring Agreement with Omega, the Company amended the terms of the promissory note, extending the maturity through September 2004 and reducing the interest rate from 12.00% to 9.50% effective October 1, 2000. Interest and principal are payable monthly based on a 25 year amortization schedule, with the entire remaining balance due in September 2004.

         During 1999, the Company obtained a loan with a bank to support its Canadian operations. The loan had an outstanding balance of $801,000 as of December 31, 2000. This loan was a reducing demand loan with scheduled monthly payments aggregating $200,000 ($300,000 Canadian) annually. The loan agreement included a second facility for working capital loans of up to $667,000 ($1,000,000 Canadian). The Company had no working capital draws outstanding under this facility at December 31, 2000. This loan was repaid in full during 2001.

10.      INVESTMENTS IN AND RECEIVABLES FROM JOINT VENTURES

         Investments in and receivables from joint ventures consist of the following:

                                                     DECEMBER 31,
                                            ------------------------------
                                                2001              2000
                                            ------------      ------------
                  Investments               $  2,312,000      $  3,275,000
                  Receivables                         --         4,689,000
                  Note receivable                188,000           369,000
                                            ------------      ------------
                                            $  2,500,000      $  8,333,000
                                            ============      ============

         The investments consist primarily of investments in joint ventures operating long-term care facilities in Canada and Texas. The investments are accounted for on the equity or cost method, as applicable. Receivables at December 31, 2000 represent management fees receivable from TDLP. In August 2001, pursuant to a deed in lieu of foreclosure, the Company exchanged its investments, including management fees receivable, in TDLP for the assets and liabilities of the Partnership. See Note 5. The note receivable represents a loan to a joint venture project located in Canada and is secured by a second mortgage on the facility. The note receivable accrues interest at 6% with final maturity in 2004.

11.      SHAREHOLDERS' EQUITY AND STOCK PLANS

         SHAREHOLDERS' RIGHTS PLAN

         In 1995, the Company adopted a shareholders' rights plan (the "Plan"). The Plan is designed to protect the Company's shareholders from unfair or coercive takeover tactics. The rights under the Plan were effective for all shareholders of record at the close of business March 20, 1995, and thereafter, and exist for a term of ten years. The Plan, as amended December 7, 1998, provides for one right with respect to each share of common stock. Each right entitles the holder to acquire, at a 50.0% discount from the then-current market, $100 worth of common stock of the Company or that of a non-approved acquiring company. The rights may be exercised only upon the occurrence of certain triggering events, including the acquisition of, or a tender offer for, 15.0% or more of the Company's common stock without the Company's prior approval.

         STOCK-BASED COMPENSATION PLANS

         In 1994, the Company adopted the 1994 Incentive and Nonqualified Stock Option Plan for Key Personnel (the "Key Personnel Plan"). Under the Key Personnel Plan, as amended in May 1998, 1,060,000 shares of the Company's common stock have been reserved for issuance upon exercise of options granted thereunder. In 1994, the Company also adopted the 1994 Nonqualified Stock Option Plan for the Directors (the "Director Plan"). Under the Director Plan, as amended in May 1996, 190,000 shares of the Company's common stock have been reserved for issuance upon exercise of options granted thereunder.

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

         In 1994, the Company adopted the 1994 Employee Stock Purchase Plan and reserved 250,000 shares of the Company's common stock for issuance under the plan. Employees may purchase stock, subject to certain limitations, at 85% of the lower of the closing market price at the beginning or at the end of each plan year. The provisions of the plan provide for the deactivation of the plan upon the Company's stock price falling below $5.00 per common share. During 1999, the Company's stock price fell below $5.00 and the plan was deactivated pursuant to the plan provisions. During 1999, there were 93,000 shares issued pursuant to this plan. The fair value of shares sold under the plan was $1.94 in 1999.

         The Company accounts for these plans under APB No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have been increased to the following pro forma amounts:

                                                                                        YEAR ENDED DECEMBER 31,
                                                                      ------------------------------------------------------------
                                                                            2001                  2000                   1999
                                                                      ---------------        --------------        ---------------
                  Net Loss:
                      As reported                                     $   (22,275,000)       $   (3,850,000)       $   (21,676,000)
                                                                      ---------------        --------------        ---------------
                      Pro forma                                       $   (22,432,000)       $   (3,981,000)       $   (22,705,000)
                                                                      ---------------        --------------        ---------------

                  Basic and Diluted Net Loss Per Share:
                      As reported                                     $         (4.06)       $         (.70)       $         (3.98)
                                                                      ---------------        --------------        ---------------
                      Pro forma                                       $         (4.08)       $         (.72)       $         (4.17)
                                                                      ---------------        --------------        ---------------

         The weighted average fair value of options granted was $0.15, $0.11 and $1.78 in 2001, 2000 and 1999, respectively. The fair value of each option is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used for the 2001, 2000 and 1999 grants: risk free interest rates of 4.8%, 5.7% and 6.2% for 2001, 2000 and 1999, respectively; no expected dividend yield for each of the years; expected lives of five years for each of the years; and, expected volatility of 90.0%, 90.0% and 118.2% for 2001, 2000 and 1999, respectively. For purposes of pro forma disclosures of net loss and net loss per share as required by SFAS No. 123, the estimated fair value of the options is amortized to expense over the options' vesting period.

         The following table summarizes information regarding stock options outstanding as of December 31, 2001:

                                           WEIGHTED
                        RANGE OF            AVERAGE                 OPTIONS
                    EXERCISE PRICES     EXERCISE PRICES           OUTSTANDING
                    ---------------     ---------------           -----------
                    $5.56 to $13.13         $  9.60                   510,000
                    $0.15 to $1.88          $  0.74                   689,000
                                                                  -----------
                                                                    1,199,000
                                                                  ===========

         As of December 31, 2001, the outstanding options have a weighted average remaining life of 6.7 years.

         Summarized activity of the stock option plans is presented below:

                                                                            SHARES
                                                             ---------------------------------         WEIGHTED
                                                             KEY PERSONNEL           DIRECTOR           AVERAGE
                                                                  PLAN                 PLAN          EXERCISE PRICE
                                                             -------------         -----------       --------------
                  Outstanding,
                     December 31, 1998                            647,000              117,000           $  9.71
                         Issued                                   210,000                5,000              1.78
                         Expired or canceled                      (16,000)                  --              9.56
                                                               ----------           ----------           -------
                  Outstanding,
                     December 31, 1999                            841,000              122,000              7.94
                         Issued                                        --                5,000               .15
                         Expired or canceled                     (156,000)             (20,000)             8.68
                                                               ----------           ----------           -------
                  Outstanding,
                     December 31, 2000                            685,000              107,000              7.72
                         Issued                                   417,000               97,000              0.37
                         Expired or canceled                     (107,000)                  --              8.64
                                                               ----------           ----------           -------

                  Outstanding,
                     December 31, 2001                            995,000              204,000           $  4.47
                                                               ==========           ==========           =======

                  Vested, December 31, 2001                       720,000              138,000           $  6.15
                                                               ==========           ==========           =======
                  Available for future grants,
                     December 31, 2001                              9,000              116,000
                                                               ==========           ==========

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

12.      NET LOSS PER SHARE

         Information with respect to the calculation of basic and diluted net loss per share data is presented below:

                                                                                                                 NET LOSS PER
                                                                                                                    COMMON
                                                                            NET LOSS               SHARES            SHARE
                                                                         -------------            ---------      -------------
                  Year ended December 31, 2001:
                     Basic and diluted net loss per share                $ (22,275,000)           5,493,000          $(4.06)
                                                                         =============            =========          ======

                  Year ended December 31, 2000:
                     Basic and diluted net loss per share                $  (3,850,000)           5,492,000          $ (.70)
                                                                         =============            =========          ======

                  Year ended December 31, 1999:
                     Basic and diluted net loss per share
                       -- Before cumulative effect                       $ (21,399,000)           5,445,000          $(3.93)
                                                                         =============            =========          ======
                       -- After cumulative effect                        $ (21,676,000)           5,445,000          $(3.98)
                                                                         =============            =========          ======


         For each year presented, the Company had options outstanding at prices in excess of the average market price of the Company's common stock. As of December 31, 2001, the Company also had Series B Redeemable Convertible Preferred Stock outstanding. As the Company has reported net losses for all years presented, options and Series B Redeemable Convertible Preferred Stock that would have otherwise qualified for inclusion have been excluded from the computation of net loss per share because of anti-dilution.

13.      INCOME TAXES

         The provision (benefit) for income taxes is composed of the following components:

                                                                             YEAR ENDED DECEMBER 31,
                                                               ----------------------------------------------------
                                                                  2001               2000                  1999
                                                               ----------          ---------           ------------
                  Current payable (benefit):
                     Federal                                   $       --          $      --           $   (528,000)
                     State and province                           410,000             83,000                 76,000
                                                               ----------          ---------           ------------
                                                                  410,000             83,000               (452,000)
                                                               ----------          ---------           ------------

                  Deferred taxes:
                     Federal                                           --                 --              5,952,000
                     State and province                                --                 --              2,105,000
                                                               ----------          ---------           ------------
                                                                       --                 --              8,057,000
                                                               ----------          ---------           ------------
                  Provision for income taxes                   $  410,000          $  83,000           $  7,605,000
                                                               ==========          =========           ============

         A reconciliation of taxes computed at statutory income tax rates is as follows:

                                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------------------------------------------
                                                                   2001                   2000                    1999
                                                               ------------           ------------           -------------
                  Benefit for federal income taxes
                     at statutory rates                        $ (7,930,000)          $ (1,916,000)          $  (5,422,000)

                  Provision for state and
                  province income taxes at
                  statutory rates                                  (291,000)               615,000                 136,000
                  Increase in valuation
                  allowance                                       8,602,000              1,058,000              12,802,000
                  Other                                              29,000                326,000                  89,000
                                                               ------------           ------------           -------------
                  Provision (benefit) for
                     income taxes                              $    410,000           $     83,000           $   7,605,000
                                                               ============           ============           =============

         The net deferred tax assets and liabilities, at the respective income tax rates, are as follows:

                                                                          DECEMBER 31,
                                                                ---------------------------------
                                                                    2001                 2000
                                                                -------------       -------------
                  Current deferred asset:
                     Accrued liabilities                        $   3,862,000       $   2,007,000
                     Less valuation allowance                      (3,862,000)         (2,007,000)
                                                                -------------       -------------
                                                                $          --       $          --
                                                                =============       =============

                  Noncurrent deferred asset:
                     Net operating loss                         $   8,704,000       $   6,930,000
                     Deferred lease costs                             949,000           1,060,000
                     Tax goodwill and intangibles                   5,840,000           6,821,000
                     Allowance for doubtful accounts                1,139,000             503,000
                     Impairment of long-lived assets                2,254,000                  --
                     Investment in TDLP                                    --             907,000
                     Noncurrent self-insurance reserves             5,447,000           1,363,000
                                                                -------------       -------------
                                                                   24,333,000          17,584,000
                     Less valuation allowance                     (24,100,000)        (17,353,000)
                                                                -------------       -------------
                                                                      233,000             231,000
                                                                -------------       -------------

                  Noncurrent deferred liability:
                     Depreciation                                    (233,000)           (231,000)
                                                                -------------       -------------
                                                                     (233,000)           (231,000)
                                                                -------------       -------------
                                                                $          --       $          --
                                                                =============       =============

         Due to the uncertainty surrounding the realization of the benefits of the Company's deferred tax assets, the Company has established a full valuation allowance against such tax assets as of December 31, 2001 and 2000. The Company increased the valuation allowance by $8,602,000, $1,058,000 and $12,802,000 during 2001, 2000 and 1999, respectively.

         At December 31, 2001, the Company had $22,905,000 of net operating losses, which expire at various dates through 2021.

         The Internal Revenue Service (the "Service") has audited the Company's United States Federal tax return for the year ended December 31, 1998 and has proposed certain adjustments to the Company's tax return. The Company does not agree with the Service's proposed adjustments and plans to vigorously defend its filed tax return.

14.      COMMITMENTS AND CONTINGENCIES

         LEASE COMMITMENTS

         The Company is committed under long-term operating leases with various expiration dates and varying renewal options. Minimum annual rentals, including renewal option periods (exclusive of taxes, insurance, and maintenance costs) under these leases for the next five years beginning January 1, 2002, are as follows:

                           2002                   $  19,110,000
                           2003                      19,763,000
                           2004                      19,105,000
                           2005                      18,844,000
                           2006                      18,836,000
                           Thereafter               310,037,000
                                                  -------------
                                                  $ 405,695,000
                                                  =============

         Under lease agreements with Omega, Counsel, Pierce and others, the Company's lease payments are subject to periodic annual escalations as described below and in Note 2. Total lease expense was $20,776,000, $20,563,000 and $20,375,000, for 2001, 2000 and 1999, respectively.

         OMEGA LEASES

         As discussed in Note 4, effective October 1, 2000, the Company entered into a Settlement and Restructuring Agreement with Omega that amended the Omega Master Lease. The Omega Master Lease includes all facilities currently leased from Omega. All of the accounts receivable, equipment, inventory and other related assets of the facilities leased pursuant to the Omega Master Lease have been pledged as security under the Omega Master Lease. The initial term of the Omega Master Lease is ten years, expiring September 30, 2010, with an additional ten-year renewal term at the option of the Company, assuming no defaults. Effective March 9, 2002, the Company obtained professional liability insurance coverage that is less that the coverage required by the Omega Master Lease. Lease payments of $10,875,000 are required during each of the first two years of the Omega Master Lease. During subsequent years, increases in the lease payments are equal to the lesser of two times the consumer price index or 3.0%. The Company is recording all scheduled rent increases, including the 3.0% rent increases, as additional lease expense on a straight-line basis over the initial lease term.

         The Omega Master Lease also requires the Company to fund capital expenditures related to the leased facilities totaling $1,000,000 during the first two years of the initial lease term. The Company is also required to fund annual capital expenditures equal to $325 per licensed bed over the initial lease term (annual required capital expenditures of $994,000). The Company is in compliance with the capital expenditure requirements. Total required capital expenditures over the initial lease term are $10,940,000. These required capital expenditures are being depreciated on a straight-line basis over the initial lease term beginning October 1, 2000.

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

         With respect to two facilities leased by the Company from Omega, first mortgage revenue bonds of $4,370,000 were assumed by Omega during 1992. The Company remains secondarily liable for the debt service through maturity of these bonds. Omega has indemnified the Company for any losses suffered by the Company as a result of a default by Omega on the bonds. Omega has represented to the Company that the debt service on the bonds was current as of December 31, 2001.

         As of December 31, 2001, the Company is not in compliance with certain debt covenants. Such events of default under the Company's debt agreements could lead to actions by the lenders that could result in events of default under the Company's Omega Master Lease. In addition, effective March 9, 2002, the Company has obtained professional malpractice insurance coverage for its United States nursing homes that is less than the amounts required in the Omega Master Lease. A default in the Omega Master Lease allows the lessor the right to terminate the lease agreements and assume operating rights with respect to the leased properties. The net book value of property and equipment, include leasehold improvements, related to these facilities total approximately $4.9 million as of December 31, 2001.

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

         Prior to September 2001, the Company leased three additional facilities from Counsel. Omega was Counsel's mortgage lender on the three facilities. Pursuant to the Settlement and Restructuring Agreement with Omega, Counsel is required to transfer one of the facilities to Omega in exchange for the outstanding mortgage balance, at which time the facility will be leased by the Company from Omega in accordance with the terms of the Omega Master Lease. The transfer of this facility occurred during 2001. Also pursuant to the Settlement and Restructuring Agreement, the Company has the right to require Counsel to transfer the remaining two facilities to Omega in exchange for the related outstanding mortgage balances, at which time the facilities are expected to be sold or leased to a third party and the Company has no remaining obligation with respect to the operation of these facilities. Effective September 30, 2001, both facilities were transferred to Omega. The Company has the ability to receive 20% of the sale or lease proceeds upon the sale or lease of the two facilities. Effective October 1, 2001 and December 31, 2001, Omega leased these two facilities to a third party. The Company will receive 20% of the lease proceeds (net of costs associated with the leasing transaction) throughout the term of the lease and 20% of any sales proceeds. The Company is recording these proceeds as a reduction of lease expense as they are received. In 2001, the Company recorded revenues of $5,956,000 and net losses of $655,000 related to these two facilities.

         PIERCE LEASES

         The Company leases 13 assisted living facilities from Pierce. Of the 13 facilities currently leased from Pierce, 12 are with the former principal owners of Pierce and have an initial term of 15 years through September 2012 and two five-year renewal options. Beginning at the fifth anniversary, the Company has a right to purchase all 12 facilities as a group for their fair market value. An additional sublease, which expires in 2003, is with an affiliate of Pierce. In March 2002, the Company entered into a letter of intent with Pierce, pursuant to which the 13 leases with the former principal owners or affiliates of Pierce will be terminated and leases on two additional assisted living facilities will be assumed by Pierce, each with an effective date to be determined upon satisfactory negotiation of a Lease Termination and Operations Transfer Agreement. The Company will be relieved of its obligations with respect to these 15 leases and will forgo its security deposits in the amount of $315,000 and will incur a write-down of the remaining net book value of these facilities, estimated to be approximately $373,000. The Company recorded revenues of $17,152,000 related to these 15 facilities during the year ended December 31, 2001.

         INSURANCE MATTERS

         The entire long-term care profession in the United States has experienced a dramatic increase in claims related to alleged negligence in providing care to its patients - the Company is no exception in this regard. As a result, the Company has numerous liability claims and disputes outstanding for professional liability and other related issues. On June 22, 2001, a jury in Mena, Arkansas issued a verdict in a professional liability lawsuit against the Company totaling $78.425 million. The Company has appealed this verdict. The Company and its subsidiaries carry professional liability insurance up to certain limits for coverage of such claims. However, due to the increasing cost of claims against the Company and throughout the long-term care industry, the Company's professional liability insurance premiums and deductible amounts increased substantially and coverage limits have decreased substantially during 1999, 2000 and 2001.

         These substantial premium and deductible increases have also continued for the policy year 2002. As a result of the substantial premium and deductible increases and insurance coverage decreases for the 2002 policy year, effective March 9, 2002, the Company has obtained professional liability insurance coverage for its United States nursing homes and assisted living facilities that could be substantially less than the claims that could be incurred during the policy period from March 9, 2002 through March 9, 2003. For claims made after March 9, 2002, the Company maintains general and professional liability insurance with coverage limits of $250,000 per medical incident and total aggregate policy coverage limits of $1,000,000 for its long-term care services. The 2002 policy is on a claims made basis and the Company is self-insured for the first $25,000 per occurrence.

         For claims made during the period March 9, 2001 through March 9, 2002, the Company is self-insured for the first $50,000 per occurrence with no aggregate limit for the Company's United States nursing homes. The policy has coverage limits of $2,000,000 per occurrence and $3,000,000 in the aggregate. The Company provides reserves on an actuarial basis for known and expected claims incurred during the policy period. This policy is on a claims made basis. Effective October 1, 2001, the Company's United States assisted living properties were added to the Company's insurance program for United States nursing home properties.

         For claims made during the period March 9, 2000 through March 9, 2001, the Company is self-insured for the first $500,000 per occurrence with no aggregate limit for the Company's United States nursing homes. The policy has coverage limits of $1,000,000 per occurrence, $3,000,000 per location and $12,000,00 in the aggregate. The Company also maintains umbrella coverage of $15,000,000 in the aggregate for claims made during the period March 9, 2000 through March 9, 2001. The Company provides reserves on an actuarial basis for known and expected claims incurred during the policy period. This policy is on a claims made basis.

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

         For the policy years 1996 through March 9, 2000, the Company expects to ultimately fully incur the aggregate deductible amount and has established reserves based on this expectation.

         The Company's United States assisted living facilities are self-insured, with respect to each location, for the first $50,000 per occurrence through September 30, 2001. Effective October 1, 2001, the Company's United States assisted living properties were added to the Company's insurance program for United States nursing home properties. The Company also maintains a $15,000,000 aggregate umbrella liability policy for claims in excess of the foregoing limits for these assisted living operations through September 30, 2001.

         In Canada, the Company's professional liability claims experience and associated costs has been dramatically less than that in the United States. The Canadian facilities owned or leased by the Company are self-insured for the first $3,000 ($5,000 Canadian) per occurrence. The Company's aggregate primary coverage limit with respect to Canadian operations is $1,257,000 ($2,000,000 Canadian). The Company also maintains a $3,143,000 ($5,000,000 Canadian) aggregate umbrella policy for claims in excess of the foregoing limits for these facilities.

         The Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $20,968,000 as of December 31, 2001. Such liabilities include estimates of legal costs. The Company believes that the $78.425 million monetary judgment, if upheld by the Arkansas Supreme Court (to which the judgment is currently under appeal), will be covered by insurance pursuant to the 1997 and 1998 insurance programs. Based on the expected insurance coverage, the judgment amount has not been accrued. Based on its assessment of claims currently outstanding against the Company and estimates for claims incurred but not reported, management currently believes that there have been no incurred claims that are in excess of established reserves and related insurance coverage. However, the ultimate results of the Company's professional liability claims and disputes are unknown at the present time.

         In addition, the payment of professional liability claims by the Company's insurance carriers is dependent upon the financial solvency of the individual carriers. The Company is aware that two of its insurance carriers providing coverage for prior years claims have either been declared insolvent or are currently under rehabilitation proceedings. Any future judgments or settlements above the Company's per occurrence, per location or umbrella coverage or not covered by insurance due to the insolvency of the insurance carrier could have a material adverse impact on the Company's financial position, cash flows and results of operations. In addition, the ultimate payment of professional liability claims accrued as of December 31, 2001 and claims that could be incurred during 2002 could require cash resources during 2002 that would be in excess of the Company's available cash or other resources. These potential future payments could have a material adverse impact on the Company's financial position and cash flows.

         With respect to workers' compensation insurance, substantially all of the Company's employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. Prior to that time, the Company was self-insured for the first $250,000, on a per claim basis, for workers' compensation claims in a majority of its United States nursing facilities. However, the insurance carrier providing coverage above the Company's self insured retention has been declared insolvent by the applicable state insurance agency. As a result, the Company is completely self insured for workers compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers' compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. The Company has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate as of December 31, 2001. The differences between actual settlements and reserves are included in expense in the year finalized.

         The Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $823,000 at December 31, 2001. The differences between actual settlements and reserves are included in expense in the year finalized.

         EMPLOYMENT AGREEMENTS

         The Company has employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.5 times their annual base salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change in control of the Company (as defined). The maximum contingent liability under these agreements is approximately $2.5 million. In addition, upon the occurrence of any triggering event, certain executives may elect to require the Company to purchase options granted to them for a purchase price equal to the difference in the fair market value of the Company's common stock at the date of termination versus the stated option exercise price. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by the employee or the Company.

         SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

         The Company established a Supplemental Executive Retirement Plan (the "SERP") in 1994 to provide retirement benefits for certain officers and employees of the Company. Under the SERP, participants could defer up to 6.0% of their base pay, and the Company would make matching contributions of 100.0% of the amount deferred by each participant. During 1999, the Company terminated the SERP plan, declared all contributions 100.0% vested and distributed the funds to the participants.

         HEALTH CARE INDUSTRY

         The health care industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government health care program participation requirements, reimbursement for patient services, quality of resident care and Medicare and Medicaid fraud and abuse (collectively the "Health Care Laws"). Changes in these laws and regulations, such as reimbursement policies of Medicare and Medicaid programs as a result of budget cuts by federal and state governments or other legislative and regulatory actions, have had a material adverse effect on the profession and the Company's consolidated financial position, results of operations, and cash flows. Future federal budget legislation and federal and state regulatory changes may negatively impact the Company.

         All of the Company's facilities are required to obtain annual licensure renewal and are subject to annual surveys and inspections in order to be certified for participation in the Medicare and Medicaid programs. In order to maintain their state operating license and their certification for participation in Medicare and Medicaid programs, the nursing facilities must meet certain statutory and administrative requirements at both the state and Federal level. These requirements relate to the condition of the facilities, the adequacy and condition of the equipment used therein, the quality and adequacy of personnel, and the quality of resident care. Such requirements are both subjective and subject to change. There can be no assurance that, in the future, the Company will be able to maintain such licenses for its facilities or that the Company will not be required to expend significant sums in order to do so.

         The Company's assisted living facilities in the United States are also subject to state and local licensing requirements.

         Recently, government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of fraud and abuse statutes and regulations and quality of care issues in the skilled nursing profession in general. Violations of these laws and regulations could result in exclusion from government health care programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time. The Company is currently a defendant in two pending false claims actions as described below.

         On October 17, 2000, the Company was served with a civil complaint by the Florida Attorney General's office, in the case of State of Florida ex rel. Mindy Myers v. R. Brent Maggio, et al. In this case, the State of Florida has accused multiple defendants of violating Florida's False Claims Act. The Company, in its capacity as the manager of four nursing homes owned by Emerald Coast Healthcare, Inc. ("Emerald"), was named in the complaint, as amended, which accused the Company of making illegal kickback payments to R. Brent Maggio, Emerald's sole shareholder, and fraudulently concealing such payments in the Medicaid cost reports filed by the nursing homes. At a hearing held April 25, 2001 in the Circuit Court of Leon County, Florida, the Court dismissed the State of Florida's complaint in its entirety based on the State's failure to plead false claims violations with sufficient particularity as required by law. On October 15, 2001, the State of Florida filed a second amended complaint against the same defendants. The second amended complaint also accused the Company of (i) receiving payment by mistake of fact, (ii) unjust enrichment and (iii) civil theft. At a hearing held January 31, 2002, the court granted the Company's motion to dismiss the false claims count based on the State's failure to state a cause of action, but did not grant motions to dismiss the equitable counts of unjust enrichment and payment by mistake, or the civil theft claim. The Company is appealing the judge's decision. The Court ruling allowed the State of Florida to file a third amended complaint, which was filed on March 11, 2002. The Company believes that it has meritorious defenses in this case, and intends to vigorously pursue these defenses in litigation.

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

         In addition to the pending false claims actions described above, the Company has also received notices from the Centers for Medicare and Medicaid Services ("CMS") concerning post-payment medical reviews of claims for several of the Company's Texas facilities. The reviews have resulted in the denial of previously paid claims for infusion therapy and certain other therapy services rendered by outside providers to patients at the Company's facilities for the years 1996 - 1999. The government has recovered $478,000 as of December 31, 2001, and will continue to recover, some of the alleged overpayment amounts by offset against current amounts due the facilities. The Company believes that the medical reviews were imposed as the result of a governmental investigation of Infusion Management Services ("IMS"), an unrelated company that provided infusion therapy services to residents at the Company's facilities and which some time ago entered into a settlement agreement with the government regarding allegations of violations of applicable laws. The Company is in the process of appealing the denied claims. The Company also contends that the government has already recovered the payments in question through its settlement with IMS. The Company cannot at this time predict whether its efforts to recover the recouped money and obtain payment of the denied claims will be successful, and the denial of these claims could have a material adverse impact on the Company's financial condition, cash flows or results of operations.

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

         During 1999 and 2000, certain amendments to the BBA have been enacted, including the Balanced Budget Reform Act of 1999 ("BBRA") and the Benefits Improvement and Protection Act of 2000 ("BIPA"). The BBRA has provided legislative relief in the form of increases in certain Medicare payment rates during 2000. The BIPA has continued to provide additional increases in certain Medicare payment rates during 2001.

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

         Under the current law, Medicare reimbursements for nursing facilities are scheduled to be reduced by as much as 17% at the end of the Federal Government's fiscal year (September 30, 2002), with the expiration of several temporary payment increases enacted as part of the 1999 and 2000 Medicare enhancement bills. The Company has estimated that the revenue reduction as a result of the expiration of the payment increases would be approximately $3.8 million to $6.3 million, based on the Medicare census and patient RUG levels experienced by the Company in 2001. The actual impact can not be determined at this time and is dependent on the changes that are legislatively implemented and on the Company's Medicare census and patient RUG levels. If significant reductions are implemented, the reduction in revenue would have a significant impact on the Company's financial position and results of operations.

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

         During 1999, 2000 and 2001, the Company experienced certain adverse regulatory issues with respect to certain facilities, including a decertification from the Medicare and Medicaid programs during 2000. The Company also continued to experience the increased regulatory scrutiny that has been exerted on the industry in the form of increased fines and penalties, though the amount of fines incurred by the Company in 2001 is less than that incurred in 2000.

15.      RELATED PARTIES

         The Company commenced operations effective with an initial public offering of common stock in May 1994. The Company's predecessor operations were in companies owned or controlled by Counsel. From the Company's inception through November 1996, the Company had two directors who are directors and key executives of Counsel. The Company provides management services for nine facilities owned by two Canadian limited partnerships. Management fees from these facilities totaled $1,799,000, $1,828,000 and $1,805,000 for 2001, 2000 and 1999,
         respectively. Counsel leases seven of these facilities from one of the partnerships. Lease expense related to the facilities leased from Counsel totaled $1,461,000, $1,999,000 and $2,132,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

         The Company has loaned one of the limited partnerships $393,000, and $595,000 as of December 31, 2001 and 2000, respectively. The Company has received second, third and fourth mortgage security interests in the partnership's assets. The notes receivable bear interest at 8.0% and are being repaid over the life of the management contract through 2004.

16.      OPERATING SEGMENT INFORMATION

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

                                                                       2001                   2000                    1999
                                                                  --------------         --------------         --------------
                  Net revenues:
                      U.S. nursing homes                          $  159,086,000         $  147,527,000         $  138,421,000
                      U.S. assisted living facilities                 31,263,000             32,455,000             28,689,000
                      Canadian operations                             15,819,000             15,881,000             15,029,000
                      Corporate                                           13,000                172,000               (121,000)
                                                                  --------------         --------------         --------------
                           Total                                  $  206,181,000         $  196,035,000         $  182,018,000
                                                                  --------------         --------------         --------------

                  Depreciation and amortization:
                      U.S. nursing homes                          $    3,462,000         $    3,406,000         $    2,925,000
                      U.S. assisted living facilities                  1,721,000              1,738,000              1,808,000
                      Canadian operations                                378,000                389,000                356,000
                      Corporate                                           71,000                 70,000                 78,000
                                                                  --------------         --------------         --------------
                           Total                                  $    5,632,000         $    5,603,000         $    5,167,000
                                                                  --------------         --------------         --------------

                  Operating income (loss):
                      U.S. nursing homes                          $  (12,202,000)        $     (848,000)        $  (11,814,000)
                      U.S. assisted living facilities                 (3,464,000)              (541,000)              (684,000)
                      Canadian operations                              1,858,000              1,868,000              1,726,000
                      Corporate                                       (3,210,000)            (2,538,000)            (2,522,000)
                                                                  --------------         --------------         --------------
                           Total                                  $  (17,018,000)        $   (2,059,000)        $  (13,294,000)
                                                                  --------------         --------------         --------------

                                                                       2001                   2000                   1999
                                                                  --------------         --------------         --------------
                  Long-lived assets:
                      U.S. nursing homes                          $   26,807,000         $   33,178,000         $   32,777,000
                      U.S. assisted living facilities                 29,760,000             33,216,000             34,332,000
                      Canadian operations                             12,016,000             12,164,000             12,933,000
                      Corporate                                          707,000                858,000                944,000
                                                                  --------------         --------------         --------------
                           Total                                  $   69,290,000         $   79,416,000         $   80,986,000
                                                                  --------------         --------------         --------------

                  Total assets:
                      U.S. nursing homes                          $   53,665,000         $   56,387,000         $   55,796,000
                      U.S. assisted living facilities                 30,912,000             36,075,000             36,309,000
                      Canadian operations                             17,183,000             17,154,000             16,738,000
                      Corporate                                        1,415,000              2,860,000              1,134,000
                      Eliminations                                   (12,105,000)           (10,720,000)           (13,792,000)
                                                                  --------------         --------------         --------------
                           Total                                  $   91,070,000         $  101,756,000         $   96,185,000
                                                                  --------------         --------------         --------------

                  Capital expenditures:
                      U.S. nursing homes                          $    1,836,000         $    1,273,000         $    1,341,000
                      U.S. assisted living facilities                    839,000                774,000                937,000
                      Canadian operations                              1,068,000                301,000              1,856,000
                      Corporate                                               --                 33,000                248,000
                                                                  --------------         --------------         --------------
                           Total                                  $    3,743,000         $    2,381,000         $    4,382,000
                                                                  --------------         --------------         --------------


17.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected quarterly financial information for each of the quarters in the years ended December 31, 2001 and 2000 is as follows:

                                                                                    QUARTER
                                                       ----------------------------------------------------------------------
                                2001                       FIRST            SECOND             THIRD               FOURTH
                  ------------------------------       -------------     -------------     -------------        -------------
                  Net revenues                         $  49,689,000     $  50,170,000     $  52,841,000        $  53,481,000
                                                       =============     =============     =============        =============

                  Net loss                             $  (1,473,000)    $  (2,366,000)    $  (9,850,000)(1)    $  (8,586,000)(2)
                                                       =============     =============     =============        =============

                  Basic and diluted net loss per
                     share                             $        (.27)    $        (.43)    $       (1.79)       $       (1.57)
                                                       =============     =============     =============        =============

----------------
(1) Includes a charge of $8,680,000 as a result of unfavorable development of professional liability insurance claims during the third quarter.
(2) Includes non-cash impairment charges of $4,342,000, and a loss lease accrual of $505,000 as further discussed in Note 6.

                                                                                    QUARTER
                                                       ----------------------------------------------------------------------
                                2000                       FIRST            SECOND             THIRD               FOURTH
                  ------------------------------       -------------     -------------     -------------        -------------
                  Net revenues                         $  47,338,000     $  48,262,000     $  50,301,000        $  50,134,000
                                                       =============     =============     =============        =============

                  Net income (loss)                    $      85,000     $      73,000(1)  $     149,000(1)     $  (4,157,000)(1)(2)
                                                       =============     =============     =============        =============

                  Basic and diluted net loss per
                     share                             $         .02     $         .01     $         .03        $        (.76)(1)(2)
                                                       =============     =============     =============        =============

----------------
(1) Includes non-recurring charges totaling $1,708,000 related to the restructuring, amending and extension of the Company's lease and debt agreements (see Note 6). Of the total $1,708,000, $263,000 was recorded during the second quarter, $359,000 was recorded during the third quarter and $1,086,000 was recorded during the fourth quarter.
(2) Includes a $1,500,000 charge recorded as a result of the unfavorable development of professional liability insurance claims during the fourth quarter.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Advocat Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Advocat Inc. and subsidiaries, included in this Annual Report on Form 10-K and have issued our report thereon dated March 11, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule listed in the accompanying index is the responsibility of Advocat's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements, and, in our opinion, fairly states in all material respect the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                    ARTHUR ANDERSEN, LLP
Nashville, Tennessee
March 11, 2002

                                  ADVOCAT INC.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

   COLUMN A                       COLUMN B                        COLUMN C                        COLUMN D            COLUMN E
   --------                       ---------                       --------                        ----------          --------
                                                                  ADDITIONS
                                                  ----------------------------------------
                                   BALANCE
                                      AT            CHARGED                                                            BALANCE
                                  BEGINNING           TO           CHARGED                                                AT
                                     OF            COSTS AND       TO OTHER                       DEDUCTIONS            END OF
DESCRIPTION                        PERIOD          EXPENSES        ACCOUNTS         OTHER             (1)               PERIOD
---------------------             ---------        ---------       --------         ------        ----------           -------
Year ended December
31, 2001: Allowance
for doubtful accounts              $ 5,035          $ 3,293          $  --          $  711(2)       $ (3,586)          $ 5,453
                                   =======          =======          =====          ======          ========           =======

Year ended December
31, 2000: Allowance
for doubtful accounts              $ 4,958          $ 2,881          $  --          $   --          $ (2,804)          $ 5,035
                                   =======          =======          =====          ======          ========           =======
Year ended December
31, 1999: Allowance
for doubtful accounts              $ 2,650          $ 7,037          $  --          $  100          $ (4,829)          $ 4,958
                                   =======          =======          =====          ======          ========           =======

(1)      Amounts written off as uncollectible accounts, net of recoveries.
(2) Includes the Texas Diversicare Limited Partnership ("TDLP") allowance for doubtful accounts as of August 31, 2001. The Company entered into an Agreement with TDLP, pursuant to which the wrap mortgage receivable and the Company's other investments in TDLP were exchanged for the net assets. The assets and liabilities were recorded at the historical cost basis of the Company's total investment in TDLP, which approximated fair value as of August 31, 2001.

EXHIBIT
NUMBER                         DESCRIPTION OF EXHIBITS
-------                        -----------------------
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

EXHIBIT
NUMBER                         DESCRIPTION OF EXHIBITS
-------                        -----------------------
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

EXHIBIT
NUMBER                         DESCRIPTION OF EXHIBITS
-------                        -----------------------
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

EXHIBIT
NUMBER                         DESCRIPTION OF EXHIBITS
-------                        -----------------------

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

EXHIBIT
NUMBER                         DESCRIPTION OF EXHIBITS
-------                        -----------------------

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

EXHIBIT
NUMBER                         DESCRIPTION OF EXHIBITS
-------                        -----------------------
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

EXHIBIT
NUMBER                         DESCRIPTION OF EXHIBITS
-------                        -----------------------
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

EXHIBIT
NUMBER                         DESCRIPTION OF EXHIBITS
-------                        -----------------------
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

EXHIBIT
NUMBER                         DESCRIPTION OF EXHIBITS
-------                        -----------------------
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

10.62    Project Loan Agreement (Afton Oaks) dated December 27, 1996 between
         GMAC-CM Commercial Mortgage Corporation, Advocat Inc., Diversicare
         Management Services Co. and the Subsidiaries (as defined) (incorporated by reference Exhibit 10.60 to the Company's Annual Report on Form for the fiscal year ended December 31, 1996).

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

EXHIBIT
NUMBER                         DESCRIPTION OF EXHIBITS
-------                        -----------------------
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

10.70 Renewal and Modification Promissory Note dated March 31, 1998, between the Company and AmSouth Bank (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998).

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

EXHIBIT
NUMBER                         DESCRIPTION OF EXHIBITS
-------                        -----------------------
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

10.79    Fifth Amendment to Loan and Negative Pledge Agreement dated December 1,
         1999 between Diversicare Assisted Living Services NC, LLC and First
         American National Bank along with AmSouth Bank (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form
         10-Q/A for the quarter ended September 30, 1999).

EXHIBIT
NUMBER                         DESCRIPTION OF EXHIBITS
-------                        -----------------------
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

10.82 Employment Agreement dated January 1, 2000 by and between the Company and James F. Mills, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March
         31, 2000).

10.83 Settlement and Restructuring Agreement dated as of October 1, 2000 among Registrant, Diversicare Leasing Corp., Sterling Health Care
         Management, Inc., Diversicare Management Services Co., Advocat Finance,
         Inc., Omega Healthcare Investors, Inc. and Sterling Acquisition Corp.
         (incorporated by reference to Exhibit 10.83 to the Company's Annual
         Report on Form 10-K for the fiscal year ended December 31, 2000).

10.84 Consolidated Amended and Restated Master Lease dated November 8, 2000, effective October 1, 2000, between Sterling Acquisition Corp. (as
         Lessor) and Diversicare Leasing Corp. (as Lessee) (incorporated by reference to Exhibit 10.84 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.85    Management Agreement effective October 1, 2000, between Diversicare
         Leasing Corp. and Diversicare Management Services Co. (incorporated by reference to Exhibit 10.85 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.86 Amended and Restated Security Agreement dated as of November 8, 2000 between Diversicare Leasing Corp and Sterling Acquisition Corp.
         (incorporated by reference to Exhibit 10.86 to the Company's Annual
         Report on Form 10-K for the fiscal year ended December 31, 2000).

10.87    Security Agreement dated as of November 8, 2000 between Sterling Health
         Care Management, Inc. and Sterling Acquisition Corp. (incorporated by reference to

EXHIBIT
NUMBER                         DESCRIPTION OF EXHIBITS
-------                        -----------------------
         Exhibit 10.87 to the Company's Annual Report on Form 10-K for the
         fiscal year ended December 31, 2000).

10.88    Guaranty given as of November 8, 2000 by Registrant, Advocat Finance,
         Inc., Diversicare Management Services Co., in favor of Sterling
         Acquisition Corp. (incorporated by reference to Exhibit 10.88 to the Company's Annual Report on Form 10-K for the fiscal year ended December
         31, 2000).

10.89 Reaffirmation of Obligations (Florida Managed Facilities) by Registrant and Diversicare Management Services Co. to and for the benefit of Omega
         Healthcare Investors (incorporated by reference to Exhibit 10.89 to the Company's Annual Report on Form 10-K for the fiscal year ended December
         31, 2000).

10.90 Subordinated Note dated as of November 8, 2000 in the amount of $1,700,000 to Omega Healthcare Investors, Inc. from Registrant
         (incorporated by reference to Exhibit 10.90 to the Company's Annual
         Report on Form 10-K for the fiscal year ended December 31, 2000).

10.91    Master Amendment to Loan Documents and Agreement dated as of November
         8, 2000, effective October 1, 2000, among Registrant, its subsidiaries and AmSouth Bank (incorporated by reference to Exhibit 10.91 to the Company's Annual Report on Form 10-K for the fiscal year ended December
         31, 2000).

10.92    Reimbursement Promissory Note dated October 1, 2000 in the amount of
         $3,000,000 to AmSouth Bank from Registrant (incorporated by reference to Exhibit 10.92 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.93    Second Amendment to Intercreditor Agreement among GMAC, AmSouth,
         Registrant and its subsidiaries (incorporated by reference to Exhibit
         10.93 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.94    Renewal Promissory Note dated October 1, 2000 in the amount of
         $3,500,000 to AmSouth Bank from Diversicare Management Services Co.
         (incorporated by reference to Exhibit 10.94 to the Company's Annual
         Report on Form 10-K for the fiscal year ended December 31, 2000).

10.95    Renewal Promissory Note dated October 1, 2000 in the amount of
         $9,412,383.87 to AmSouth Bank from Diversicare Assisted Living Services
         NC, LLC (incorporated by reference to Exhibit 10.95 to the Company's
         Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

EXHIBIT
NUMBER                         DESCRIPTION OF EXHIBITS
-------                        -----------------------
10.96    Renewal Promissory Note dated October 1, 2000 in the amount of
         $4,500,000 made payable to AmSouth Bank from Diversicare Management
         Services Co. (incorporated by reference to Exhibit 10.96 to the
         Company's Annual Report on Form 10-K for the fiscal year ended December
         31, 2000).

10.97 Termination, Assignment And Release Agreement is dated as of the 30th day of September, 2001 and is by and among (i) Counsel Nursing
         Properties, Inc., a Delaware corporation and Counsel Corporation [US], a Delaware corporation and the successor by name change to Diversicare
         Corporation of America, (ii) Diversicare Leasing Corp., a Tennessee corporation and Advocat Inc., a Delaware corporation, and (iii) Omega
         Healthcare Investors, Inc., a Maryland corporation, OHI Sunshine, Inc., a Florida corporation, and Sterling Acquisition Corp., a Kentucky corporation (incorporated by reference to Exhibit 10.1 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended September 30,
         2001).

10.98 Settlement and Release Agreement entered into and effective as of 11:30, CST, on August 31, 2001 by and between Texas Diversicare Limited
         Partnership, a Texas limited partnership and Diversicare Leasing Corp., a Tennessee corporation (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended
         September 30, 2001).

10.99 Fifth Amendment to Project Loan Agreement and Comprehensive Amendment of All Other Loan Documents dated as of the 28th day of February, 2001, by and between the Company, certain of its subsidiaries and GMAC
         Commercial Mortgage Corporation (incorporated by reference to Exhibit
         10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.100 Sixth Amendment to and Assumption of Promissory Note dated as of the 28th day of February, 2001, by certain subsidiaries of the Company and GMAC Commercial Mortgage Corporation (incorporated by reference to
         Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.101 Guaranty Agreement re Pinedale dated as of the 29th day of March, 2001, by the Company, for the benefit of GMAC Commercial Mortgage Corporation
         (incorporated by reference to Exhibit 10.3 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended June 30, 2001).

10.102 Loan Agreement re Pinedale dated as of the 29th day of March, 2001, by and between a subsidiary of the Company, and GMAC Commercial Mortgage
         Corporation (incorporated by reference to Exhibit 10.4 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

EXHIBIT
NUMBER                         DESCRIPTION OF EXHIBITS
-------                        -----------------------
10.103   Mortgage and Security Agreement re Pinedale dated as of the 29th day of
         March, 2001, by and between a subsidiary of the Company, and GMAC
         Commercial Mortgage Corporation (incorporated by reference to Exhibit
         10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.104 Promissory Note dated 29th day of March 2001, in the amount of $2,913,000.00 in the favor of GMAC Commercial Mortgage Corporation
         (incorporated by reference to Exhibit 10.6 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended June 30, 2001).

10.105 Guaranty Agreement re Windsor House dated as of the 29th day of March, 2001, by the Company, for the benefit of GMAC Commercial Mortgage
         Corporation (incorporated by reference to Exhibit 10.7 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.106 Loan Agreement re Windsor House dated as of the 29th day of March, 2001, by and between a subsidiary of the Company, and GMAC Commercial
         Mortgage Corporation (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
         2001).

10.107 Mortgage and Security Agreement re Windsor House dated as of the 29th day of March, 2001, by and between a subsidiary of the Company, and GMAC Commercial Mortgage Corporation (incorporated by reference to
         Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.108 Promissory Note dated 29th day of March 2001, in the amount of $4,709,000.00 in the favor of GMAC Commercial Mortgage Corporation
         (incorporated by reference to Exhibit 10.10 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended June 30, 2001).

10.109 Employment Agreement effective March 5, 2001 by and between the Company and William R. Council, III (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended
         June 30, 2001).

10.110 Settlement and Restructuring Agreement dated as of October 1, 2000 among Registrant, Diversicare Leasing Corp., Sterling Health Care
         Management, Inc., Diversicare Management Services Co., Advocat Finance,
         Inc., Omega Healthcare Investors, Inc. and Sterling Acquisition Corp.
         (incorporated by reference to Exhibit 10.1 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended March 31, 2001).

EXHIBIT
NUMBER                         DESCRIPTION OF EXHIBITS
-------                        -----------------------
10.111   Consolidated Amended and Restated Master Lease dated November 8, 2000, effective October 1, 2000, between Sterling Acquisition Corp. (as
         Lessor) and Diversicare Leasing Corp. (as Lessee) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form
         10-Q for the quarter ended March 31, 2001).

10.112   Management Agreement effective October 1, 2000, between Diversicare
         Leasing Corp. and Diversicare Management Services Co. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form
         10-Q for the quarter ended March 31, 2001).

10.113 Amended and Restated Security Agreement dated as of November 8, 2000 between Diversicare Leasing Corp. and Sterling Acquisition Corp.
         (incorporated by reference to Exhibit 10.4 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended March 31, 2001).

10.114   Security Agreement dated as of November 8, 2000 between Sterling Health
         Care Management, Inc. and Sterling Acquisition Corp. (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.115   Guaranty given as of November 8, 2000 by Registrant, Advocat Finance,
         Inc., Diversicare Management Services Co., in favor of Sterling
         Acquisition Corp. (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
         2001).

10.116 Reaffirmation of Obligations (Florida Managed Facilities) by Registrant and Diversicare Management Services Co. to and for the benefit of Omega
         Healthcare Investors (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
         2001).

10.117 Subordinated Note dated as of November 8, 2000 in the amount of $1,700,000 to Omega Healthcare Investors, Inc. from Registrant
         (incorporated by reference to Exhibit 10.8 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended March 31, 2001).

10.118   Master Amendment to Loan Documents and Agreement dated as of November
         8, 2000, effective October 1, 2000, among Registrant, its subsidiaries and AmSouth Bank (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
         2001).

EXHIBIT
NUMBER                         DESCRIPTION OF EXHIBITS
-------                        -----------------------
10.119   Reimbursement Promissory Note dated October 1, 2000 in the amount of
         $3,000,000 to AmSouth Bank from Registrant (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the
         quarter ended March 31, 2001).

10.120   Second Amendment to Intercreditor Agreement among GMAC, AmSouth,
         Registrant and its subsidiaries (incorporated by reference to Exhibit
         10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.121   Renewal Promissory Note dated October 1, 2000 in the amount of
         $3,500,000 to AmSouth Bank from Diversicare Management Services Co.
         (incorporated by reference to Exhibit 10.12 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended March 31, 2001).

10.122   Renewal Promissory Note dated October 1, 2000 in the amount of
         $9,412,383.87 to AmSouth Bank from Diversicare Assisted Living Services
         NC, LLC (incorporated by reference to Exhibit 10.13 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.123   Renewal Promissory Note dated October 1, 2000 in the amount of
         $4,500,000 made payable to AmSouth Bank from Diversicare Management
         Services Co. (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
         2001).

10.124 Termination, Assignment and Release Agreement dated as of the 30th day of September, 2001 and is by and among (i) Counsel Nursing Properties, Inc. and Counsel Corporation, (ii) Diversicare Leasing Corp. and
         Advocat Inc., and (iii) Omega Healthcare Investors, Inc, OHI Sunshine,
         Inc. and Sterling Acquisition Corp.

10.125 Revenue Sharing Agreement as of the 30th day of September, 2001, by and among Advocat Inc., Diversicare Leasing Corp., Omega Healthcare
         Investors, Inc. and OHI Sunshine, Inc.

10.126   First Amendment to Consolidated Amended and Restated Master Lease dated
         September 30, 2001 by and between Sterling Acquisition Corp. and
         Diversicare Leasing Corporation.

21       Subsidiaries of the Registrant.

23       Consent of Arthur Andersen LLP.

99       Letter to the SEC pursuant to Temporary Note T3 to Article 3 of
         Regulation S-X