Form 10-Q
period 2002-03-31
ADVOCAT INC
filed 2002-05-15
CIK 919956

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

CHECK ONE:

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2002
                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSACTION PERIOD FROM _________ TO _________.

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

                                     NONE
                           -------------------------
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                        IF CHANGED SINCE LAST REPORT.)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

                                   5,493,287
                  -------------------------------------------
      (OUTSTANDING SHARES OF THE ISSUER'S COMMON STOCK AS OF MAY 14, 2002)

                         PART I. FINANCIAL INFORMATION

ITEM 1  -  FINANCIAL STATEMENTS

                                  ADVOCAT INC.
                      INTERIM CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARE AMOUNTS, AND UNAUDITED)

                                                                  MARCH 31,      DECEMBER 31,
                                                                    2002             2001
                                                                  ---------      ------------
CURRENT ASSETS:
    Cash and cash equivalents                                     $  2,207         $  3,426
    Receivables, less allowance for doubtful
         accounts of $5,845 and $5,453, respectively                13,890           15,693
    Inventories                                                        537              550
    Prepaid expenses and other assets                                1,133            2,111
                                                                  --------         --------
              Total current assets                                  17,767           21,780
                                                                  --------         --------

PROPERTY AND EQUIPMENT, at cost                                     91,975           90,669
    Less accumulated depreciation and amortization                 (30,115)         (28,790)
                                                                  --------         --------
    Net property and equipment                                      61,860           61,879
                                                                  --------         --------

OTHER ASSETS:
    Deferred financing and other costs, net                            495              565
    Deferred lease costs, net                                        1,826            1,878
    Assets held for sale or redevelopment                            1,064            1,064
    Investments in and receivables from joint ventures               2,505            2,500
    Other                                                            1,347            1,404
                                                                  --------         --------
              Total other assets                                     7,237            7,411
                                                                  --------         --------
                                                                  $ 86,864         $ 91,070
                                                                  ========         ========

                                  (Continued)

                                  ADVOCAT INC.

                      INTERIM CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARE AMOUNTS, AND UNAUDITED)
                                  (CONTINUED)

                                                                             MARCH 31,      DECEMBER 31,
                                                                               2002             2001
                                                                             ---------      ------------
CURRENT LIABILITIES:
    Current portion of long-term debt                                        $ 21,775         $ 25,006
    Short-term debt                                                            33,699           33,719
    Trade accounts payable                                                      7,195            8,409
    Accrued expenses:
         Payroll and employee benefits                                          5,233            5,482
         Interest                                                                 331              179
         Self-insurance reserves                                                6,209            7,894
         Other                                                                  4,798            5,520
                                                                             --------         --------
              Total current liabilities                                        79,240           86,209
                                                                             --------         --------

NONCURRENT LIABILITIES:
    Long-term debt, less current portion                                        4,573            4,613
    Self-insurance reserves, less current portion                              19,800           14,335
    Other                                                                       3,346            2,943
                                                                             --------         --------
              Total noncurrent liabilities                                     27,719           21,891
                                                                             --------         --------

COMMITMENTS AND CONTINGENCIES

SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK
    authorized 600,000 shares, $.10 par value, 393,658 shares
    issued and outstanding at March 31, 2002 and December 31,
    2001, respectively, at redemption value                                     3,646            3,589
                                                                             --------         --------

SHAREHOLDERS' EQUITY:
    Series A Preferred stock, authorized 400,000 shares, $.10 par
         value, none issued and outstanding                                        --               --
    Common stock, authorized 20,000,000 shares, $.01 par value,
         5,493,000 issued and outstanding at March 31, 2002 and
         December 31, 2001, respectively                                           55               55
    Paid-in capital                                                            15,908           15,908
    Accumulated deficit                                                       (39,704)         (36,582)
                                                                             --------         --------
              Total shareholders' equity                                      (23,741)         (20,619)
                                                                             --------         --------

                                                                             $ 86,864         $ 91,070
                                                                             ========         ========

             The accompanying notes are an integral part of these
                     interim consolidated balance sheets.

                                  ADVOCAT INC.

                 INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS, AND UNAUDITED)

                                            THREE MONTHS ENDED MARCH 31,
                                            ----------------------------
                                               2002             2001
                                            ---------         ----------
REVENUES:
    Patient revenues                         $ 40,691         $ 38,312
    Resident revenues                          10,179           10,420
    Management fees                               679              911
    Interest                                       25               46
                                             --------         --------
         Net revenues                          51,574           49,689
                                             --------         --------

EXPENSES:
    Operating                                  43,728           39,735
    Lease                                       5,180            5,175
    General and administrative                  3,159            3,235
    Interest                                    1,092            1,516
    Depreciation and amortization               1,383            1,411
                                             --------         --------
         Total expenses                        54,542           51,072
                                             --------         --------

LOSS BEFORE INCOME TAXES                       (2,968)          (1,383)
PROVISION FOR INCOME TAXES                         93               90
                                             --------         --------

NET LOSS                                     $ (3,061)        $ (1,473)
                                             ========         ========

BASIC AND DILUTED LOSS PER SHARE:
    Basic                                    $   (.56)        $   (.27)
                                             ========         ========
    Diluted                                  $   (.56)        $   (.27)
                                             ========         ========

WEIGHTED AVERAGE SHARES:
    Basic                                       5,493            5,492
                                             ========         ========
    Diluted                                     5,493            5,492
                                             ========         ========

                 The accompanying notes are an integral part of
               these interim consolidated financial statements.

                                  ADVOCAT INC.

            INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                          (IN THOUSANDS AND UNAUDITED)

                                                       THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------
                                                          2002             2001
                                                       ---------         ----------
NET LOSS                                                $ (3,061)        $ (1,473)

OTHER COMPREHENSIVE INCOME (LOSS):
    Foreign currency translation adjustments                 (95)            (676)
    Income tax benefit                                        35              249
                                                        --------         --------
                                                             (60)            (427)
                                                        --------         --------
COMPREHENSIVE LOSS                                      $ (3,121)        $ (1,900)
                                                        ========         ========

                 The accompanying notes are an integral part of
               these interim consolidated financial statements.

                                  ADVOCAT INC.

                 INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                           ----------------------------
                                                                               2002             2001
                                                                           ----------         ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                   (3,061)        $ (1,473)
    Items not involving cash:
         Depreciation and amortization                                          1,383            1,411
         Provision for doubtful accounts                                          752              760
         Provision for self-insured professional liability                      4,838            2,330
         Equity in earnings in joint ventures                                     (31)             (33)
         Amortization of deferred balances                                        132              258
         Amortization of discount on non-interest bearing
              promissory note                                                      11               67
         Series B redeemable convertible preferred stock dividends                 57               58
         Provision for leases in excess of cash payments                          369              406
    Changes in other assets and liabilities:
         Receivables                                                            1,005             (933)
         Inventories                                                               13               86
         Prepaid expenses and other assets                                      1,020              354
         Trade accounts payable and accrued expenses                           (3,067)            (911)
                                                                              -------         --------
              Net cash provided by operating activities                         3,421            2,380
                                                                              -------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment, net                                   (1,348)            (727)
    Investment in TDLP                                                            -0-             (609)
    Mortgages receivable, net                                                      15              155
    Investment in and advances (to) from joint ventures, net                       22              269
    TDLP partnership distributions                                                -0-              136
                                                                              -------         --------
         Net cash used in investing activities                                 (1,311)            (776)
                                                                              -------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from (repayment of) bank line of credit                       (2,812)          (2,804)
    Repayment of debt obligations                                                (490)          (1,180)
    Advances to TDLP, net                                                         -0-             (515)
    Financing costs                                                               (27)            (109)
                                                                              -------         --------
         Net cash used in financing activities                                 (3,329)          (4,608)
                                                                              -------         --------

                                  (Continued)

                                  ADVOCAT INC.

                 INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS AND UNAUDITED)
                                  (CONTINUED)

                                                           THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------
                                                              2002             2001
                                                           ---------         ----------
DECREASE IN CASH AND CASH EQUIVALENTS                       $ (1,219)        $ (3,004)

CASH AND CASH EQUIVALENTS, beginning of period                 3,426            4,496
                                                            --------         --------

CASH AND CASH EQUIVALENTS, end of period                    $  2,207         $  1,492
                                                            ========         ========

SUPPLEMENTAL INFORMATION:
    Cash payments of interest                               $    852         $  1,388
                                                            ========         ========

    Cash payments (refunds) of income taxes, net            $    -0-         $    -0-
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

As of March 31, 2002, the Company operates 116 facilities consisting of 62 nursing homes with 6,992 licensed beds and 54 assisted living facilities with 5,354 units. The Company owns 13 nursing homes, leases 34 others, and manages 15 nursing homes. The Company owns 16 assisted living facilities, leases 24 others, and manages the remaining 14 assisted living facilities. The Company holds a minority interest in seven of these managed assisted living facilities. The Company operates 49 nursing homes and 32 assisted living facilities in the United States and 13 nursing homes and 22 assisted living facilities in Canada. The Company operates facilities in Alabama, Arkansas, Florida, Georgia, Kentucky, North Carolina, Ohio, South Carolina, Tennessee, Texas, Virginia, West Virginia and the Canadian provinces of Alberta, British Columbia, Nova Scotia and Ontario. In March 2002, the Company entered into a letter of intent with Pierce Management Group and related persons (collectively, "Pierce"), pursuant to which the 13 leases with the former principal owners or affiliates of Pierce will be terminated and leases on two additional assisted living facilities will be assumed by Pierce, each with an effective date to be determined upon satisfactory negotiation of a Lease Termination and Operations Transfer Agreement (the "Pierce Agreement"). Effective April 30, 2002, the Company completed the Pierce Agreement with respect to the 13 facilities leased from the former principal owners or affiliates of Pierce. As a result, the Company was relieved of its future obligations with respect to these 13 leases. The leases on the two additional assisted living facilities will be similarly terminated, with an effective date to be determined upon satisfactory transfer of the licenses of these facilities. It is expected that this transfer will occur effective June 1. The Company will incur a write-down in the second quarter of 2002 of the remaining net book value of these facilities, estimated to be approximately $800,000.

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

2.       BASIS OF FINANCIAL STATEMENTS

The interim consolidated financial statements for the three month periods ended March 31, 2002 and 2001, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all adjustments necessary to present fairly the financial position at March 31, 2002 and the results of operations and the cash flows for the three month periods ended March 31, 2002 and 2001.

The results of operations for the three month periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the entire respective years. These interim financial statements should be read in connection with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

The accompanying consolidated financial statements have been prepared assuming that Advocat Inc. (the "Company") will continue as a going concern. The Company has incurred operating losses in the three months ended March 31, 2002 and the years ended December 31, 2001, 2000 and 1999 and has limited resources available to meet its operating, capital expenditure and debt service requirements during 2002. The Company has a net working capital deficit of $61.5 million as of March 31, 2002. The Company has $33.7 million of scheduled debt maturities during the next 12 months and is in default of certain debt covenants contained in other debt instruments. Effective March 9, 2001, the Company also obtained professional liability insurance coverage that, based on historical claims experience, could be substantially less than the claims that could be incurred during 2001 and 2002 and is less than the coverage required by certain of the Company's debt and lease agreements. As a result, the Company is effectively self-insured. The ultimate payments on professional liability claims accrued as of March 31, 2002 and claims that could be incurred during the remainder of 2002 could require cash resources during 2002 that would be in excess of the Company's available cash or other resources. The Company is also not in compliance with certain lease and debt agreements, including financial covenants, insurance requirements and other obligations, that allow the Company's primary lessor the right to terminate the lease agreements and assume operating rights with respect to the leased properties and allow the holders of substantially all of the Company's debt to demand immediate repayment. Although the Company does not anticipate that such demands will be made, the continued forbearance on the part of the Company's primary lessor and lenders cannot be assured at this time. Accordingly, the Company has classified the related debt principal amounts as current liabilities in the accompanying consolidated financial statements as of March 31, 2002. Given that events of default exist under the Company's working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances. At a minimum, the Company's cash requirements during 2002 include funding operations (including potential payments related to professional liability claims), capital expenditures, scheduled debt service, and working capital requirements. No assurance can be given that the Company will have sufficient cash to meet these requirements.

The majority of the Company's lenders have the right to force immediate payment of outstanding debt. The Company's scheduled debt maturities during the next twelve months total $33.7 million. The existing defaults in the Company's lease agreements covering a majority of its United States nursing facilities allows the lessor the right to terminate the lease agreements. The property and equipment, including leasehold improvements, related to these facilities total approximately $4.8 million as of March 31, 2002. Management continues to focus on efforts to increase revenues and to minimize future expense increases through the elimination of excess operating costs. Management will also attempt to minimize professional liability claims in future periods by vigorously defending itself against all such claims and through the additional supervision and training of staff employees. The Company is unable to predict if it will be successful in reducing operating losses, in negotiating waivers, amendments, or refinancings of outstanding debt, or if the Company will be able to meet any amended financial covenants in the future. Any demands for repayment by lenders, the inability to obtain waivers or refinance the related debt or the termination of the lease agreements would have a material adverse impact on the financial position, results of operations and cash flows of the Company. If the Company is unable to generate sufficient cash flow from its operations or successfully negotiate debt or lease amendments, the Company may have to explore a variety of other options, including but not limited to other sources of equity or debt financings, asset dispositions, or relief under the United States Bankruptcy Code. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern. The independent public accountant's report on the Company's financial statements at December 31, 2001 included a paragraph with regards to the uncertainties of the Company's ability to continue as a going concern.

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

These substantial premium and deductible increases have also continued for the policy year 2002. As a result of the substantial premium and deductible increases and insurance coverage decreases for the 2002 policy year, effective March 9, 2002, the Company has obtained professional liability insurance coverage for its United States nursing homes and assisted living facilities that could be substantially less than the claims that could be incurred during the policy period from March 9, 2002 through March 9, 2003. For claims made after March 9, 2002, the

Company maintains general and professional liability insurance with coverage limits of $250,000 per medical incident and total aggregate policy coverage limits of $1,000,000 for its long-term care and assisted living services. The Company provides reserves on an actuarial basis for known and expected claims incurred during the policy period. The 2002 policy is on a claims made basis and the Company is self-insured for the first $25,000 per occurrence.

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

Prior to March 9, 2000, all of these policies are on an occurrence basis. For the policy periods January 1, 1998 through February 1, 1999, the Company is self-insured for the first $250,000 per occurrence and $2,500,000 in the aggregate per year with respect to the majority of its United States nursing homes. Effective February 1, 1999, all United States nursing homes became part of the $250,000/$2,500,000 deductible program, including the six Texas facilities that were owned by a limited partnership of which the Company was the general partner.

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

The Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $24,821,000 as of March 31, 2002. Such liabilities include estimates of legal costs. The Company believes that the $78.425 million monetary judgment, if upheld by the Arkansas Supreme Court (to which the judgment is currently under appeal), will be covered by insurance pursuant to the 1997 and 1998 insurance programs. Based on the expected insurance coverage, the judgment amount has not been accrued. The ultimate results of the Company's professional liability claims and disputes are unknown at the present time.

In addition, the payment of professional liability claims by the Company's insurance carriers is dependent upon the financial solvency of the individual carriers. The Company is aware that two of its insurance carriers providing coverage for prior years claims have either been declared insolvent or are currently under rehabilitation proceedings. Any future judgments or settlements above the Company's per occurrence, per location or umbrella coverage or not covered by insurance due to the insolvency of the insurance carrier could have a material adverse impact on the Company's financial position, cash flows and results of operations. In addition, the ultimate payment of professional liability claims accrued as of March 31, 2002 and claims that could be incurred during 2002 could require cash resources during 2002 that would be in excess of the Company's available cash or other resources. These potential future payments could have a material adverse impact on the Company's financial position and cash flows.

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

Information with respect to the accumulated other comprehensive income balance is presented below:

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                            ---------------------------------
                                                                              2002                    2001
                                                                            ---------               ---------
    Foreign currency items:
         Beginning balance                                                  $(935,000)             $ (448,000)
         Current-period change, net of income tax                             (60,000)               (427,000)
                                                                            ---------               ---------
         Ending balance                                                     $(995,000)              $(875,000)
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

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ---------------------------
                                                          (IN THOUSANDS)
                                                      2002             2001
                                                    --------         --------
    Net revenues:
         U.S. nursing homes                           39,853         $ 37,658
         U.S. assisted living facilities               7,830            8,099
         Canadian operations                           3,889            3,929
         Corporate                                         2                3
                                                    --------         --------
              Total                                 $ 51,574         $ 49,689
                                                    ========         ========

    Depreciation and amortization:
         U.S. nursing homes                              827         $    874
         U.S. assisted living facilities                 419              424
         Canadian operations                             120               95
         Corporate                                        17               18
                                                    --------         --------
              Total                                 $  1,383         $  1,411
                                                    ========         ========

    Operating income (loss):
         U.S. nursing homes                           (2,104)        $   (997)
         U.S. assisted living facilities                (492)               4
         Canadian operations                             412              422
         Corporate                                      (784)            (812)
                                                    --------         --------
              Total                                 $ (2,968)        $ (1,383)
                                                    ========         ========

                                                    MARCH 31,     DECEMBER 31,
                                                      2002            2001
                                                    ---------     ------------
    Long-lived assets:
         U.S. nursing homes                           26,447        $ 26,807
         U.S. assisted living facilities              29,334          29,760
         Canadian operations                          12,606          12,016
         Corporate                                       710             707
                                                    --------        --------
              Total                                 $ 69,097        $ 69,290
                                                    ========        ========
    Total assets:
         U.S. nursing homes                           52,117         $53,665
         U.S. assisted living facilities              30,539          30,912
         Canadian operations                          17,283          17,183
         Corporate                                     1,399           1,415
         Eliminations                                (14,474)        (12,105)
                                                    --------        --------
              Total                                 $ 86,864        $ 91,070
                                                    ========        ========

6.       RECLASSIFICATIONS

Certain amounts in the 2001 interim financial statements have been reclassified to conform with the 2002 presentation.

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

As of March 31, 2002, the Company operates 116 facilities, consisting of 62 nursing homes with 6,992 licensed beds and 54 assisted living facilities with 5,354 units. In comparison, at March 31, 2001, the Company operated 120 facilities composed of 64 nursing homes containing 7,230 licensed beds and 56 assisted living facilities containing 5,245 units. As of March 31, 2002, the Company owns 13 nursing homes, leases 34 others and manages the remaining 15 nursing homes. Additionally, the Company owns 16 assisted living facilities, leases 24 others and manages the remaining 14 assisted living facilities. The Company holds a minority interest in seven of these managed assisted living facilities. The Company operates 49 nursing homes and 32 assisted living facilities in the United States and 13 nursing homes and 22 assisted living facilities in Canada.

In March 2002, the Company entered into a letter of intent with Pierce Management Group and related persons (collectively, "Pierce"), pursuant to which the 13 leases with the former principal owners or affiliates of Pierce will be terminated and leases on two additional assisted living facilities will be assumed by Pierce, each with an effective date to be determined upon satisfactory negotiation of a Lease Termination and Operations Transfer Agreement (the "Pierce Agreement"). Effective April 30, 2002, the Company completed the Pierce Agreement with respect to the 13 facilities leased from the former principal owners or affiliates of Pierce. As a result, the Company was relieved of its future obligations with respect to these 13 leases. The Company will incur a write-down in the second quarter of 2002 of the remaining net book value of these facilities, estimated to be approximately $800,000. The leases on the two additional assisted living facilities will be similarly terminated, with an effective date to be determined upon satisfactory transfer of the licenses of these facilities. It is expected that this transfer will occur effective June 1.

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

         ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company's allowance for doubtful accounts is estimated utilizing current agings of accounts receivable, historical collections data and other factors. Management monitors these factors and determines the estimated provision for doubtful accounts. Historical bad debts have resulted from uncollectible private balances, some uncollectible coinsurance and deductibles and other factors. The allowance for doubtful accounts balance is assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified.

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

Under the current law, Medicare reimbursements for nursing facilities were scheduled to be reduced by as much as 17% at the end of the Federal Government's fiscal year (September 30, 2002), with the expiration of several temporary payment increases enacted as part of the 1999 and 2000 Medicare enhancement bills. On April 23, 2002, the Health and Human Services Secretary announced that the Centers for Medicare & and Medicaid would leave in place the current prospective payment patient classification system for skilled nursing facilities, reducing the scheduled Medicare reductions by approximately one-half. Two other temporary payment increases are still scheduled to expire October 1, 2002. The Company has estimated that the revenue reduction as a result of the expiration of the temporary impact would be at least $3.8 million, based on the Medicare census and patient RUG levels experienced by the Company in 2001. The actual impact can not be determined at this time and is dependent on the changes that are legislatively implemented and on the Company's Medicare census and patient RUG levels.

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

These substantial premium and deductible increases and insurance coverage limit decreases have also continued for the policy year 2002. As a result of the substantial premium and deductible increases and insurance coverage limit decreases for the 2002 policy year, effective March 9, 2002, the Company has obtained professional liability insurance coverage for its

United States nursing homes and assisted living facilities that is likely to be substantially less than the claims that could be incurred during the policy period from March 9, 2002 through March 9, 2003. As a result, the Company is effectively self-insured. For claims made after March 9, 2002, the Company maintains general and professional liability insurance with coverage limits of $250,000 per medical incident and total aggregate policy coverage limits of $1,000,000 for its long-term care and assisted living services. The Company provides reserves on an actuarial basis for known and expected claims incurred during the policy period. The 2002 policy is on a claims made basis and the Company is self-insured for the first $25,000 per occurrence.

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

The Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $24,821,000 as of March 31, 2002. Such liabilities include estimates of legal costs. The Company believes that the $78.425 million monetary judgment, if upheld by the Arkansas State Supreme Court, will be covered by insurance pursuant to the 1997 and 1998 insurance programs. Based on the insurance coverage in effect at the time of the Mena claim, the verdict amount has not been accrued. The ultimate results of the Company's professional liability claims and disputes are unknown at the present time.

In addition, the payment of professional liability claims by the Company's insurance carriers is dependent upon the financial solvency of the individual carriers. The Company is aware that two of its insurance carriers providing coverage for prior years claims have either been declared insolvent or are currently under rehabilitation proceedings. Any future judgments or settlements above the Company's per occurrence, per location or umbrella coverage or not covered by insurance due to the insolvency of the insurance carrier could have a material adverse impact on the Company's financial position, cash flows and results of operations. In addition, the ultimate payment of professional liability claims accrued as of March 31, 2002 and claims that could be incurred during 2002 could require cash resources during 2002 that would be in excess of the Company's available cash or other resources. These potential future payments could have a material adverse impact on the Company's financial position and cash flows.

With respect to workers' compensation insurance, substantially all of the Company's employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. Prior to that time, the Company was self-insured for the first $250,000, on a per claim basis, for workers' compensation claims in a majority of its United States nursing facilities. However, the insurance carrier providing coverage above the Company's self insured retention has been declared insolvent by the applicable state insurance agency. As a result, the Company is completely self insured for workers compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers' compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. The Company has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate as of March 31, 2002. The differences between actual settlements and reserves are included in expense in the year finalized.

The Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $787,000 at March 31, 2002. The differences between actual settlements and reserves are included in expense in the year finalized.

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

On October 17, 2000, the Company was served with a civil complaint by the Florida Attorney General's office, in the case of State of Florida ex rel. Mindy Myers v. R. Brent Maggio, et al. In this case, the State of Florida has accused multiple defendants of violating Florida's False Claims Act. The Company, in its capacity as the manager of four nursing homes owned by Emerald Coast Healthcare, Inc. ("Emerald"), was named in the complaint, as amended, which accused the Company of making illegal kickback payments to R. Brent Maggio, Emerald's sole shareholder, and fraudulently concealing such payments in the Medicaid cost reports filed by the nursing homes. At a hearing held April 25, 2001 in the Circuit Court of Leon County, Florida, the Court dismissed the State of Florida's complaint in its entirety based on the State's failure to plead false claims violations with sufficient particularity as required by law. On October 15, 2001, the State of Florida filed a second amended complaint against the same defendants. The second amended complaint also accused the Company of (i) receiving payment by mistake of fact, (ii) unjust enrichment and (iii) civil theft. At a hearing held January 31,

2002, the court granted the Company's motion to dismiss the false claims count based on the State's failure to state a cause of action, but did not grant motions to dismiss the equitable counts of unjust enrichment and payment by mistake, or the civil theft claim. The Company is appealing the judge's decision. The Court ruling allowed the State of Florida to file a third amended complaint, which was filed on March 11, 2002. The Company has filed a motion to dismiss, with prejudice, the State's complaint. A hearing is scheduled for May 24, 2002 on this motion. The Company believes that it has meritorious defenses in this case, and intends to vigorously pursue these defenses in litigation.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Company has certain contractual obligations as of March 31, 2002, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

----------------------------------------------------------------------------------------------------------------
                                                       LESS THAN 1       1 TO 3         4 TO 5         AFTER
       CONTRACTUAL OBLIGATIONS            TOTAL           YEAR            YEARS          YEARS        5 YEARS
----------------------------------------------------------------------------------------------------------------
         Debt                             $60,047        $33,771         $10,844         $9,141         $6,291
----------------------------------------------------------------------------------------------------------------
         Operating Leases                $400,671        $19,280         $38,606        $37,705       $305,080
----------------------------------------------------------------------------------------------------------------

In March 2002, the Company entered into a letter of intent with Pierce, pursuant to which the 13 leases with the former principal owners or affiliates of Pierce will be terminated and leases on two additional assisted living facilities will be assumed by Pierce, each with an effective date to be determined upon satisfactory negotiation of the Pierce Agreement. Effective April 30, 2002, the Company completed the Pierce Agreement with respect to the 13 facilities leased from the former principal owners or affiliates of Pierce. As a result, the Company was relieved of its future obligations with respect to these 13 leases. The operating lease section of the table above includes commitments of $95.9 million (including $4.2 million commitments less than one year) related to these terminated leases. The leases on the two additional assisted living facilities will be similarly terminated, with an effective date to be determined upon satisfactory transfer of the licenses of these facilities. It is expected that this transfer will occur effective June 1. The operating lease section of the table above includes commitments of $16.8 million (including $0.8 million commitments less than one year) related to these two additional leases, expected to be terminated effective June 1, 2002.

The Company has employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.5 times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change of control of the Company (as defined). The maximum contingent liability under these agreements is approximately $2.5 million. In addition, upon the occurrence of any triggering event, certain executives may elect to require the Company to purchase options granted to them for a purchase price equal to the excess, if any, of the fair market value of the Company's common stock at the date of termination over the stated option exercise price. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by the employee or the Company.

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

RESULTS OF OPERATIONS

The following tables present the unaudited interim statements of operations and related data for the three months ended March 31, 2002 and 2001.

                            (IN THOUSANDS)                THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------------------------
                                                   2002          2001         CHANGE         %
                                                 --------      --------       ------        ---
    REVENUES:
           Patient revenues                      $ 40,691      $ 38,312        2,379        6.2
           Resident revenues                       10,179        10,420         (241)      (2.3)
           Management fees                            679           911         (232)     (25.5)
           Interest                                    25            46          (21)     (45.7)
                                                 --------      --------        -----        ---
                Net revenues                       51,574        49,689        1,885        3.8
                                                 --------      --------        -----        ---
    EXPENSES:
           Operating                               43,728        39,735        3,993       10.0
           Lease                                    5,180         5,175            5        0.1
           General and administrative               3,159         3,235          (76)      (2.3)
           Interest                                 1,092         1,516         (424)     (28.0)
           Depreciation and amortization            1,383         1,411          (28)      (2.0)
                                                 --------      --------        -----        ---
                Total expenses                     54,542        51,072        3,470        6.8
                                                 --------      --------        -----        ---

    LOSS BEFORE INCOME TAXES                       (2,968)       (1,383)      (1,585)
    PROVISION FOR INCOME TAXES                         93            90            3
                                                 --------      --------        -----
    NET LOSS                                     $ (3,061)     $ (1,473)     $(1,588)
                                                 ========      ========      =======


PERCENTAGE OF NET REVENUES                      THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                  2002                2001
                                                ---------          ---------
    REVENUES:
           Patient revenues                        78.9%              77.1%
           Resident revenues                       19.7               21.0
           Management fees                          1.3                1.8
           Interest                                 0.1                0.1
                                                  -----              -----
                Net revenues                      100.0%             100.0%
                                                  -----              -----

    OPERATING EXPENSES:
           Operating                               84.8               80.0
           Lease                                   10.0               10.4
           General and administrative               6.1                6.5
           Interest                                 2.1                3.1
           Depreciation and amortization            2.7                2.8
                                                  -----              -----
                Total expenses                    105.7              102.8
                                                  -----              -----

    LOSS BEFORE INCOME TAXES
                                                   (5.7)              (2.8)
    PROVISION FOR INCOME TAXES                      0.2                0.2
                                                  -----              -----
    NET LOSS                                       (5.9)%             (3.0)%
                                                  -----              -----

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2000

Revenues. Net revenues increased to $51.6 million in 2002 from $49.7 million in 2001, an increase of $1.9 million, or 3.8%. Patient revenues increased to $40.7 million in 2002 from $38.3 million in 2001, an increase of $2.4 million, or 6.2%. The increase in patient revenues is due to increased Medicare utilization, Medicare rate increases at several facilities which became effective in October 2001 and increased Medicaid rates in certain states, partially offset by a 0.6% decline in occupancy in 2002 as compared to 2001. In addition, the Company terminated leases on two nursing homes during the fourth quarter of 2001. As a percent of total census in the United States, Medicare days increased to 9.8% in 2002 from 7.4% in 2001. As a percent of patient revenues, Medicare increased to 24.8% in 2002 from 21.5% in 2001 while Medicaid and similar programs decreased to 63.0% from 65.1% in 2001. Resident revenues decreased to $10.2 million in 2002 from $10.4 million in 2001, a decrease of $200,000, or 2.3%. The Company experienced increased revenue rates, offset by a 6.5% decline in resident days.

Ancillary service revenues, prior to contractual allowances, increased to $6.6 million in 2002 from $5.4 million in 2001, as increase of $1.2 million or 23.4%. The increase is primarily attributable to increased Medicare census, partially offset by reductions in revenue availability under Medicare and is consistent with the Company's expectations. Although the $1,500 per patient annual ceiling has now been lifted for a two year period on physical, speech and occupational therapy services, the impact of the relief is not expected to be sufficient to offset the substantial losses that have been incurred by the Company and the long-term care industry from the provision of therapy services. The ultimate effect on the Company's operations cannot be predicted at this time because the extent and composition of the ancillary cost limitations are subject to change.

Operating Expense. Operating expense increased to $43.7 million in 2002 from $39.7 million in 2001, an increase of $4.0 million, or 10.0%. As a percent of patient and resident revenues, operating expense increased to 86.0% in 2002 from 81.5% in 2001. The increase as a percent of patient and resident revenues is primarily attributable to cost increases related to wages and professional liability, partially offset by a reduction in costs as a result of the termination of leases on two nursing homes effective during the fourth quarter of 2001. The largest component of operating expenses is wages, which increased to $22.3 million in 2002 from $21.5 million in 2001, an increase of $0.8 million, or 3.7%. The increase in wages is due to tighter labor markets in most of the areas in which the Company operates, partially offset by the facility lease terminations noted above. The Company's professional liability costs for United States nursing homes, including insurance premiums and reserves for self-insured claims, increased to $4.8 million in 2001 from $2.0 million in 2001, an increase of $2.8 million or 136.3%. The 2002 professional liability cost includes non-cash charges recorded based on current actuarial reviews, including the recent effects of additional claims and higher settlements per claim. The increased charges arise primarily from an escalation in the number and size of claims anticipated to affect the Company's self-insured professional liability retention. In addition, effective March 9, 2001, the Company obtained professional liability insurance coverage that provided significantly lower benefits than prior policy years. During 2001, the Company determined that two of its insurance carriers providing coverage for prior rehabilitation years claims have either been declared insolvent or are currently under proceedings. The actuarial review included estimates of known claims and a prediction of claims that may have occurred, but have not yet been reported to the Company.

Lease Expense. Lease expense totaled $5.2 million in both 2002 and 2001.

General and Administrative Expense. General and administrative expense totaled $3.2 million in both 2002 and 2001. As a percent of total net revenues, general and administrative expense decreased to 6.1% in 2002 from 6.5% in 2001. Increases in various corporate expenses, including salaries and wages and workers compensation were offset by decreases in employee recruitment and relocation and consulting fees. The 2001 period included a provision for severance benefits for the former Chief Financial Officer of the Company.

Interest Expense. Interest expense decreased to $1.1 million in 2002 from $1.5 million in 2001, a decrease of $424,000, or 28.0%. The decrease is attributable to interest rate reductions on the Company's variable rate debt and a decrease in 2002 in the Company's average outstanding debt balance.

Depreciation and Amortization. Depreciation and amortization expenses totaled $1.4 million in both 2002 and 2001.

Loss Before Income Taxes; Net Loss; Loss Per Share. As a result of the above, the loss before income taxes was $3.0 million in 2002 as compared to $1.4 million in 2001, a decrease of $1.6 million. The income tax provision in 2002 and 2001 relate to provincial taxes in Canada. Net loss was $3.1 million in 2002 as compared to $1.5 million in 2001, a decrease of $1.6 million. The basic and diluted loss per share were $0.56 each in 2002 as compared to $0.27 each in 2001.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Company had negative working capital of $61.5 million and a current ratio of 0.22, compared with negative working capital of $64.4 million and a current ratio of 0.25 at December 31, 2001. The Company has incurred losses during 2002, 2001 and 2000 and has limited resources available to meet its operating, capital expenditure and debt service requirements during 2002.

Certain of the Company's debt agreements contain various financial covenants, the most restrictive of which relate to current ratio requirements, tangible net worth, cash flow, net income (loss), required insurance coverages, and limits on the payment of dividends to shareholders. As of March 31, 2002, the Company was not in compliance with certain of the financial covenants contained in the Company's debt and lease agreements. The Company has not obtained waivers of the non-compliance. Cross-default or material adverse change provisions contained in the debt agreements allow the holders of substantially all of the Company's debt to demand immediate repayment. The Company would not be able to repay this indebtedness if the applicable lenders demanded repayment. Although the Company does not anticipate that such demand will be made, the continued forbearance on the part of the Company's lenders cannot be assured at this time. Given that events of default exist under the

Company's working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances.

Based on regularly scheduled debt service requirements, the Company has a total of $33.7 million of debt (including short term debt and current portions of long term debt) that must be repaid or refinanced during the next twelve months. As a result of the covenant non-compliance and other cross-default provisions, the Company has classified a total of $55.5 million of debt as current liabilities as of March 31, 2002.

An event of default under the Company's debt agreements could lead to actions by the lenders that could result in an event of default under the Company's lease agreements covering a majority of its United States nursing facilities. Should such a default occur in the related lease agreements, the lessor would have the right to terminate the lease agreements and assume operating rights with respect to the leased properties. The net book value of property and equipment, including leasehold improvements, related to these facilities total approximately $4.8 million as of March 31, 2002.

The Company is potentially subject to a reduction in Medicare revenue, estimated to be at least $3.8 million, based on the Medicare census and patient RUG levels experienced by the Company in 2001. Management continues to focus on efforts to increase revenues and to minimize future expense increases through the elimination of excess operating costs. Management will also attempt to minimize professional liability claims in the future periods by vigorously defending it against all such claims and through the additional supervision and training of staff employees. The Company is unable to predict if it will be successful in reducing operating losses, in negotiating waivers, amendments, or refinancings of outstanding debt, or if the Company will be able to meet any amended financial covenants in the future. Any demands for repayment by lenders, the inability to obtain waivers or refinance the related debt, or the termination of the lease agreements would have a material adverse impact on the financial position, results of operations and cash flows of the Company. If the Company is unable to generate sufficient cash flow from its operations or successfully negotiate debt or lease amendments, the Company may have to explore a variety of other options, including but not limited to other sources of equity or debt financings, asset dispositions, or relief under the United States Bankruptcy Code. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern. The independent public accountant's report on the Company's financial statements at December 31, 2001 included a paragraph with regards to the uncertainties of the Company's ability to continue as a going concern.

As of March 31, 2002, the Company had drawn $55,000 under its working capital line of credit. The total maximum outstanding balance of the working capital line of credit, including letters of credit outstanding, is $4,500,000. Of the total $4,500,000 of maximum availability, $1,000,000 is limited to certain maximum time period restrictions. There are certain additional restrictions based on certain borrowing base restrictions. As of March 31, 2002, the Company had $200,000 of letters of credit outstanding with the same bank lender, which further reduce the maximum available amount outstanding under the working capital line of credit. As of March 31, 2002, the Company had total additional borrowing availability of $4,245,000 under its working capital line of credit. The working capital line of credit matures January 2004 with interest at either LIBOR plus 2.50% or the bank's prime rate plus .50% (up to a maximum of 9.50%).

Effective March 9, 2001, the Company has obtained professional liability insurance coverage that, based on historical claims experience, could be substantially less than the claims that could be incurred during 2001 and 2002 and is less than the coverage required by certain of the Company's debt and lease agreements. The ultimate payments on professional liability claims accrued as of March 31, 2002 and claims that could be incurred during 2002 could require cash resources during 2002 that would be in excess of the Company's available cash or other resources.

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

Net cash provided by operating activities totaled $3.4 million and $2.4 million for the three month periods ended March 31, 2002 and 2001, respectively. These amounts primarily represent the cash flows from net operations plus changes in non-cash components of operations and by working capital changes.

Net cash used in investing activities totaled $1,311,000 and $776,000 for the three months periods ended March 31, 2002 and 2001, respectively. These amounts primarily represent purchases of property plant and equipment (including approximately $670,000 related to an addition to one of the Company's facilities in Canada), investments in and advances to joint ventures and, with respect to 2001 only, additional investments in TDLP, a limited partnership for which the Company served as the general partner. The Company has used between $2.4 million and $4.4 million for capital expenditures in the three calendar years ending December 31, 2001. Substantially all such expenditures were for facility improvements and equipment, which were financed principally through working capital. For the year ended December 31, 2002, the Company anticipates that capital expenditures for improvements and equipment for its existing facility operations will be approximately $4.0 million, including $1.0 million for non-routine projects. For the three months ended March 31, 2002 and 2001, the Company received funds pertaining to joint ventures in the amount of $22,000 and $269,000, respectively. In general, the Company has been appointed as manager of the joint venture projects.

Net cash used in financing activities totaled $3.3 million and $4.6 million for the three month periods ended March 31, 2002 and 2001, respectively. The net cash used in financing activities primarily represents net proceeds from issuance and repayment of debt.

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

Accounts receivable attributable to the provision of patient and resident services at March 31, 2002 and December 31, 2001, totaled $18.9 million and $20.5 million, respectively, representing approximately 33 and 37 days in accounts receivable, respectively. Accounts receivable from the provision of management services were $726,000 and $578,000 at March 31, 2002 and December 31, 2001, respectively representing approximately 96 and 71 days in accounts receivable, respectively. The allowance for bad debt was $5.8 million and $5.5 million as of March 31, 2002 and December 31, 2001, respectively.

The Company continually evaluates the adequacy of its bad debt reserves based on patient mix trends, agings of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. The Company continues to evaluate and implement additional procedures in an effort to strengthen its collection efforts and reduce the incidence of uncollectible accounts.

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

The Company has adopted the provisions of SFAS No. 141 and the adoption did not have a material effect on the Company's financial position or results of operations. The Company has adopted the provisions of SFAS No. 142 as of January 1, 2002 and the adoption did not have a material effect on the Company's financial position or results of operations.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The Company has adopted the provisions of SFAS No. 144 and the adoption did not have a material effect on the Company's financial position or results of operations.

FORWARD-LOOKING STATEMENTS

The foregoing discussion and analysis provides information deemed by Management to be relevant to an assessment and understanding of the Company's consolidated results of operations and its financial condition. This discussion and analysis should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Certain statements made by or on behalf of the Company, including those contained in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties including, but not limited to, changes in governmental reimbursement, government regulation and health care reforms, the increased cost of borrowing under the Company's credit agreements, covenant waivers from the Company's lenders, possible amendments to the Company's credit agreements, ability to control ultimate professional liability costs, the impact of future licensing surveys, changing economic conditions as well as others. Investors also should refer to the risks identified in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as risks identified in the Company's Form 10-K for the year ended December 31, 2001 for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, the Company can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, cautions investors not to place undue reliance on them. Actual results may differ materially from those described in such forward-looking statements. Such cautionary statements identify important factors that could cause the Company's actual results to materially differ from those projected in forward-looking statements. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

The provision of health care services entails an inherent risk of liability. In recent years, participants in the health care industry have become subject to an increasing number of lawsuits alleging malpractice, product liability, or related legal theories, many of which involve large claims and significant defense costs. The entire long-term care profession in the United States has experienced a dramatic increase in claims related to alleged negligence in providing care to its patients - the Company is no exception in this regard. As a result, the Company has numerous liability claims and disputes outstanding for professional liability and other related issues. It is expected that the Company will continue to be subject to such suits as a result of the nature of its business. Further, as with all health care providers, the Company is potentially subject to the increased scrutiny of regulators for issues related to compliance with health care fraud and abuse laws. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Health Care Industry."

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

   (b) Reports on Form 8-K:

On March 22, 2002, the Company filed a Report on Form 8-K announcing that Wallace E. Olson had joined the Company's Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ADVOCAT INC.


May 15, 2002



                                   By: /s/William R. Council, III
                                       -----------------------------------------
                                       William R. Council, III
                                       Executive  Vice-President,  Secretary,
                                       Principal  Financial Officer and Chief
                                       Accounting  Officer and An Officer Duly
                                       Authorized to Sign on Behalf of the
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

 4.3 Summary of Shareholder Rights Plan adopted March 13, 1995 (incorporated by reference to Exhibit B of Exhibit 1 to Form 8-A filed March 30, 1995).

 4.4 Rights Agreement of Advocat Inc. dated March 23, 1995 (incorporated by reference to Exhibit 1 to Form 8-A filed March 30, 1995).

 4.5 Amended and Restated Rights Agreement dated as of December 7, 1998 (incorporated by reference to Exhibit 1 to Form 8-A/A filed December 7, 1998).

10.1 Lease Termination and Operations Transfer Agreement dated the 31st day of March, 2002 by and between (i) Diversicare Assisted Living Services NC, LLC, a Tennessee limited liability company and Advocat Inc., a Delaware corporation, and (ii) Pierce Management Group First Partnership, a North Carolina general partnership, Pierce Management Group Fifth Partnership, a North Carolina general partnership, Pierce, Pierce And Hall, a North Carolina general partnership, Guy
                    S. Pierce, individually, A. Steve Pierce and wife Mary Lou Pierce and A. Steve Pierce, individually.