Form 10-Q
period 2002-06-30
ADVOCAT INC
filed 2002-08-14
CIK 919956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

CHECK ONE:

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from. to

Commission file No.: 1-12996

Advocat Inc.
(exact name of registrant as specified in its charter)

Delaware	62-1559667

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

277 Mallory Station Road, Suite 130, Franklin, TN 37067
(Address of principal executive offices)         (Zip Code)

(615) 771-7575
(Registrant’s telephone number, including area code)

None
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
(Outstanding shares of the issuer’s common stock as of June 30, 2002)

Part I. FINANCIAL INFORMATION
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
PART II — OTHER INFORMATION
SIGNATURES
LEASE TERMINATION & OPERATIONS TRANSFER AGREEMENT
AMENDMENT TO EXHIBIT 10.1

Part I. FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

THESE CONSOLIDATED FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED BY INDEPENDENT
PUBLIC ACCOUNTANTS — SEE NOTE 2

ADVOCAT INC.

INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands and unaudited)

	June 30,	December 31,
	2002	2001

CURRENT ASSETS:
Cash and cash equivalents	$4,624	$3,426
Receivables, less allowance for doubtful accounts of $4,460 and $5,453, respectively	12,568	15,693
Inventories	509	550
Prepaid expenses and other assets	2,042	2,111

Total current assets	19,743	21,780

PROPERTY AND EQUIPMENT, at cost	92,668	90,669
Less accumulated depreciation and amortization	(30,783)	(28,790)

Property and equipment, net	61,885	61,879

OTHER ASSETS:
Deferred financing and other costs, net	418	565
Deferred lease costs, net	1,775	1,878
Assets held for sale or redevelopment	660	1,064
Investments in and receivables from joint ventures	2,552	2,500
Other	1,102	1,404

Total other assets	6,507	7,411

	$88,135	$91,070

(Continued)

THESE CONSOLIDATED FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED BY INDEPENDENT
PUBLIC ACCOUNTANTS — SEE NOTE 2

ADVOCAT INC.

INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands and unaudited)
(Continued)

	June 30,	December 31,
	2002	2001

CURRENT LIABILITIES:
Current portion of long-term debt	$22,873	$25,006
Short-term debt	32,896	33,719
Trade accounts payable	6,552	8,409
Accrued expenses:
Payroll and employee benefits	5,403	5,482
Interest	313	179
Self-insurance reserves	7,794	7,894
Other	4,755	5,520

Total current liabilities	80,586	86,209

NONCURRENT LIABILITIES:
Long-term debt, less current portion	4,773	4,613
Self-insurance reserves, less current portion	19,826	14,335
Other	3,712	2,943

Total noncurrent liabilities	28,311	21,891

COMMITMENTS AND CONTINGENCIES SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK authorized 600,000 shares, $.10 par value, 393,658 shares issued and outstanding, at redemption value	3,704	3,589

SHAREHOLDERS’ DEFICIT:
Series A Preferred stock, authorized 400,000 shares, $.10 par value, none issued and outstanding	—	—
Common stock, authorized 20,000,000 shares, $.01 par value, 5,493,000 issued and outstanding	55	55
Paid-in capital	15,908	15,908
Accumulated deficit	(40,429)	(36,582)

Total shareholders’ deficit	(24,466)	(20,619)

	$88,135	$91,070

The accompanying notes are an integral part of these interim consolidated balance sheets.

THESE CONSOLIDATED FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED BY INDEPENDENT
PUBLIC ACCOUNTANTS — SEE NOTE 2

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, and unaudited)

	Three Months Ended June 30,

	2002	2001

REVENUES:
Patient revenues	$41,195	$39,546
Resident revenues	7,637	10,187
Management fees	647	404
Interest	34	33

Net revenues	49,513	50,170

EXPENSES:
Operating	39,552	41,140
Lease	4,406	5,180
General and administrative	3,193	3,371
Interest	1,052	1,369
Depreciation and amortization	1,369	1,400
Lease termination and asset impairment charges	1,065	0

Total expenses	50,637	52,460

LOSS BEFORE INCOME TAXES	(1,124)	(2,290)
PROVISION FOR INCOME TAXES	103	76

NET LOSS	$(1,227)	$(2,366)

BASIC AND DILUTED LOSS PER SHARE:
Basic	$(.22)	$(.43)

Diluted	$(.22)	$(.43)

WEIGHTED AVERAGE SHARES:
Basic	5,493	5,492

Diluted	5,493	5,492

     The accompanying notes are an integral part of these interim consolidated financial statements.

THESE CONSOLIDATED FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED BY INDEPENDENT
PUBLIC ACCOUNTANTS — SEE NOTE 2

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands and unaudited)

	Six Months Ended June 30,

	2002	2001

REVENUES:
Patient revenues	$81,886	$77,858
Resident revenues	17,816	20,607
Management fees	1,326	1,315
Interest	59	79

Net revenues	101,087	99,859

EXPENSES:
Operating	83,280	80,875
Lease	9,586	10,355
General and administrative	6,352	6,606
Interest	2,144	2,885
Depreciation and amortization	2,752	2,811
Lease termination and asset impairment charges	1,065	0

Total expenses	105,179	103,532

LOSS BEFORE INCOME TAXES	(4,092)	(3,673)
PROVISION FOR INCOME TAXES	196	166

NET LOSS	$(4,288)	$(3,839)

BASIC AND DILUTED LOSS PER SHARE:
Basic	$(.78)	$(.70)

Diluted	$(.78)	$(.70)

WEIGHTED AVERAGE SHARES:
Basic	5,493	5,492

Diluted	5,493	5,492

     The accompanying notes are an integral part of these interim consolidated financial statements.

THESE CONSOLIDATED FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED BY INDEPENDENT
PUBLIC ACCOUNTANTS — SEE NOTE 2

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands and unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

NET LOSS	$(1,227)	$(2,366)	$(4,288)	$(3,839)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	782	561	689	(106)
Income tax (provision) benefit	(281)	(202)	(248)	38

	501	359	441	(68)

COMPREHENSIVE LOSS	$(726)	$(2,007)	$(3,847)	$(3,907)

     The accompanying notes are an integral part of these interim consolidated financial statements.

THESE CONSOLIDATED FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED BY INDEPENDENT
PUBLIC ACCOUNTANTS — SEE NOTE 2

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Six Months Ended June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,288)	$(3,839)
Items not involving cash:
Depreciation and amortization	2,752	2,811
Provision for doubtful accounts	685	1,396
Provision for self insured professional liability	7,285	5,184
Equity earnings in joint ventures	(63)	(63)
Amortization of deferred balances	241	236
Amortization of discount on non-interest bearing promissory note	11	134
Series B redeemable convertible preferred stock dividend	115	115
Provisions for leases in excess of cash payments	763	1,019
Lease termination and asset impairment charges	870	0
Changes in other assets and liabilities:
Receivables	2,452	(939)
Inventories	(2)	108
Prepaid expenses and other assets	259	114
Trade accounts payable and accrued expenses	(4,505)	(2,635)

Net cash provided by operating activities	6,575	3,641

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(2,482)	(1,444)
Investment in TDLP	0	(609)
Mortgages receivable, net	42	86
Investment in and advances from joint ventures, net	120	84
TDLP partnership distributions	0	150

Net cash used in investing activities	(2,320)	(1,733)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(1,023)	(1,233)
Net repayment of bank line of credit	(2,866)	(1,404)
Proceeds from issuance of debt	865	0
Advances to TDLP, net	0	(798)
Financing costs	(33)	(258)

Net cash used in financing activities	(3,057)	(3,693)

(Continued)

THESE CONSOLIDATED FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED BY INDEPENDENT
PUBLIC ACCOUNTANTS — SEE NOTE 2

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)
(continued)

	Six Months Ended June 30,

	2002	2001

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$1,198	$(1,785)
CASH AND CASH EQUIVALENTS, beginning of period	3,426	4,496

CASH AND CASH EQUIVALENTS, end of period	$4,624	$2,711

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$1,707	$2,641

Cash payments of income taxes, net	$192	$138

The accompanying notes are an integral part of these interim consolidated financial statements.

THESE CONSOLIDATED FINANCIAL STATEMENTS HAVE NOT BEEN REVIEWED BY INDEPENDENT
PUBLIC ACCOUNTANTS — SEE NOTE 2

ADVOCAT INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002 AND 2001

1. BUSINESS

Advocat Inc. (together with its subsidiaries, “Advocat” or the “Company”) provides long-term care services to nursing home patients and residents of assisted living facilities in ten states, primarily in the Southeast, and four Canadian provinces. The Company’s facilities provide a range of health care services to their patients and residents. In addition to the nursing, personal care and social services usually provided in long-term care facilities, the Company offers a variety of comprehensive rehabilitation services as well as medical supply and nutritional support services.

As of June 30, 2002, the Company operates 100 facilities consisting of 63 nursing homes with 7,198 licensed beds and 37 assisted living facilities with 3,704 units. The Company owns 13 nursing homes, leases 34 others, and manages 16 nursing homes. The Company owns 16 assisted living facilities, leases eight others, and manages the remaining 13 assisted living facilities. The Company holds a minority interest in seven of these managed assisted living facilities. The Company operates 49 nursing homes and 16 assisted living facilities in the United States and 14 nursing homes and 21 assisted living facilities in Canada. The Company operates facilities in Alabama, Arkansas, Florida, Kentucky, North Carolina, Ohio, South Carolina, Tennessee, Texas, West Virginia and the Canadian provinces of Alberta, British Columbia, Nova Scotia and Ontario.

Effective April 30, 2002, the Company entered into a Lease Termination and Operations Transfer Agreement (the “Pierce Agreement”) with Pierce Management Group and related persons (collectively, “Pierce”), pursuant to which the 13 leases with the former principal owners or affiliates of Pierce were terminated. Effective May 31, 2002, the leases on two additional assisted living facilities were assumed by Pierce. As a result, the Company was relieved of its future obligations with respect to these 15 leases. Effective June 30, 2002, the Company terminated the lease on one additional assisted living facility. The Company is in a dispute with the owner of this property which will be the subject of an arbitration hearing in October 2002. The Company has accrued for the estimated costs associated with this arbitration hearing. The Company asserts that it was entitled to terminate the lease as a result of the landlord’s failure to correct construction defects at the facility. The Company seeks return of its $285,000 security deposit and cancellation of a $200,000 letter of credit. The landlord has asserted claims against the Company of $368,000 for unpaid rents. The Company incurred lease termination charges of approximately $661,000 in the second quarter of 2002, consisting of the remaining net book value of these 16 facilities and costs of completing the transaction. The Company is currently negotiating to terminate the lease of the remaining leased assisted living facility in the United States. It is expected that this transfer will occur during the third quarter.

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

2. BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The interim consolidated financial statements for the three and six month periods ended June 30, 2002 and 2001, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all adjustments necessary to present fairly the financial position at June 30, 2002 and the results of operations for the three and six month periods ended June 30, 2002 and 2001, and the cash flows for the six month periods ended June 30, 2002 and 2001.

The results of operations for the three and six month periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the entire respective years. These interim consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

These consolidated financial statements have not been reviewed by an independent public accountant. The Company terminated its former auditor, Arthur Andersen LLP, effective June 28, 2002, and is in the process of selecting a new auditor. The new auditor, once appointed, will be retained to complete a review of these financial statements. Upon completion of the review, the Company will file an amended Form 10-Q to reflect the reviewed financial statements.

The accompanying consolidated financial statements have been prepared assuming that Advocat will continue as a going concern. The Company has incurred operating losses in the three month and six month periods ended June 30, 2002 and the years ended December 31, 2001, 2000 and 1999 and has limited resources available to meet its operating, capital expenditure and debt service requirements during 2002. The Company has a net working capital deficit of $61.0 million as of June 30, 2002. The Company has $34.2 million of scheduled debt maturities during the next 12 months and is in default of certain debt covenants contained in other debt instruments. Effective March 9, 2001, the Company also obtained professional liability insurance coverage that, based on historical claims experience, could be substantially less than the claims that could be incurred during 2001 and 2002 and is less than the coverage required by certain of the Company’s debt and lease agreements. The ultimate payments on professional liability claims incurred as of June 30, 2002 and claims that could be incurred during the remainder of 2002 could require cash resources during 2002 that would be in excess of the Company’s available cash or other resources. The

Company is also not in compliance with certain lease and debt agreements, including financial covenants, insurance requirements and other obligations, that allow the Company’s primary lessor the right to terminate the lease agreements and assume operating rights with respect to the leased properties and allow the holders of substantially all of the Company’s debt to assert default rates of interest and to demand immediate repayment. Although the Company does not anticipate that such demands will be made, the continued forbearance on the part of the Company’s primary lessor and lenders cannot be assured at this time. Accordingly, the Company has classified the related debt principal amounts as current liabilities in the accompanying consolidated financial statements as of June 30, 2002. Given that events of default exist under the Company’s working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances. At a minimum, the Company’s cash requirements during 2002 include funding operations (including potential payments related to professional liability claims), capital expenditures, scheduled debt service, and working capital requirements. No assurance can be given that the Company will have sufficient cash to meet these requirements.

The majority of the Company’s lenders have the right to force immediate payment of outstanding debt. The Company’s scheduled debt maturities during the next twelve months total $34.2 million. The existing defaults in the Company’s lease agreements covering a majority of its United States nursing facilities allows the lessor the right to terminate the lease agreements. The property and equipment, including leasehold improvements, related to these facilities total approximately $4.8 million as of June 30, 2002. Management continues to focus on efforts to increase revenues and to minimize future expense increases through the elimination of excess operating costs. Management will also attempt to minimize professional liability claims in future periods by vigorously defending itself against all such claims and through the additional supervision and training of staff employees. The Company is unable to predict if it will be successful in reducing operating losses, in negotiating waivers, amendments, or refinancings of outstanding debt, or if the Company will be able to meet any amended financial covenants in the future. Any demands for repayment by lenders, the inability to obtain waivers or refinance the related debt or the termination of the lease agreements would have a material adverse impact on the financial position, results of operations and cash flows of the Company. If the Company is unable to generate sufficient cash flow from its operations or successfully negotiate debt or lease amendments, the Company may have to explore a variety of other options, including but not limited to other sources of equity or debt financings, asset dispositions, or relief under the United States Bankruptcy Code. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern. The independent public accountant’s report on the Company’s financial statements at December 31, 2001 included a paragraph with regards to the uncertainties of the Company’s ability to continue as a going concern.

3. INSURANCE MATTERS

During the past five years, the long-term care profession in the United States has experienced a dramatic increase in claims related to alleged negligence in providing care to its patients — the Company is no exception in this regard. As a result, the Company has numerous liability claims and disputes outstanding for professional liability and other related issues. On June 22, 2001, a jury in Mena, Arkansas issued a verdict in a professional liability lawsuit against the Company totaling $78.425 million. The Company has appealed this verdict. As of June 30, 2002, the Company is engaged in 63 professional liability lawsuits, including 21, 17 and 11 in the states of Florida, Arkansas and Texas, respectively. The Company and its subsidiaries carry professional liability insurance up to certain limits for coverage of such claims. However, due to the increasing cost of claims against the Company and throughout the long-term care industry, the Company’s professional liability insurance premiums and deductible amounts increased substantially and coverage limits have decreased substantially during the period from 1999 to 2001.

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

For claims made during the period March 9, 2001 through March 9, 2002, the Company is self-insured for the first $50,000 per occurrence with no aggregate limit for the Company’s United States nursing homes. The policy has coverage limits of $2,000,000 per occurrence and $3,000,000 in the aggregate. The Company provides reserves on an actuarial basis for known and expected claims incurred during the policy period. This policy is on a claims made basis. Effective October 1, 2001, the Company’s United States assisted living properties were added to the Company’s insurance program for United States nursing home properties.

For claims made during the period March 9, 2000 through March 9, 2001, the Company is self-insured for the first $500,000 per occurrence with no aggregate limit for the Company’s United States nursing homes. The policy has coverage limits of $1,000,000 per occurrence, $3,000,000 per location and $12,000,000 in the aggregate. The Company also maintains umbrella coverage of $15,000,000 in the aggregate for claims made during the period March 9, 2000 through March 9, 2001. The Company provides reserves on an actuarial basis for known and expected claims incurred during the policy period. This policy is on a claims made basis.

Prior to March 9, 2000, all of the Company’s policies are on an occurrence basis. For the policy periods January 1, 1998 through February 1, 1999, the Company is self-insured for the first $250,000 per occurrence and $2,500,000 in the aggregate per year with respect to the majority of its United States nursing homes. Effective February 1, 1999, all United States nursing homes became part of the $250,000/$2,500,000 deductible program, including the six Texas facilities that were owned by a limited partnership of which the Company was the general partner.

For the policy years 1996 through March 9, 2000, the Company expects to ultimately fully incur the aggregate deductible amount and has established reserves based on this expectation.

Through September 30, 2001, the Company’s United States assisted living facilities are self-insured, with respect to each location, for the first $50,000 per occurrence. Effective October 1, 2001, the Company’s United States assisted living properties were added to the Company’s insurance program for United States nursing home properties. The Company also maintains a $15,000,000 aggregate umbrella liability policy for claims in excess of the foregoing limits for these assisted living operations through September 30, 2001.

In Canada, the Company’s professional liability claims experience and associated costs has been dramatically less than that in the United States. The Canadian facilities owned or leased by the Company are self-insured for the first $3,000 ($5,000 Canadian) per occurrence. The Company’s aggregate primary coverage limit with respect to Canadian operations is $1,317,000 ($2,000,000 Canadian). The Company also maintains a $3,294,000 ($5,000,000 Canadian) aggregate umbrella policy for claims in excess of the foregoing limits for these facilities.

The Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $26,172,000 as of June 30, 2002. Such liabilities include estimates of legal costs. The Company believes that the $78.425 million monetary judgment, if upheld by the Arkansas Supreme Court (to which the judgment is currently under appeal), will be covered by insurance pursuant to the 1997 and 1998 insurance programs. Based on the expected insurance coverage, the judgment amount has not been accrued. The ultimate results of the Company’s professional liability claims and disputes are unknown at the present time.

In addition, the payment of professional liability claims by the Company’s insurance carriers is dependent upon the financial solvency of the individual carriers. The Company is aware that two of its insurance carriers providing coverage for prior years claims have either been declared insolvent or are currently under rehabilitation proceedings. Any future judgments or settlements above the Company’s per occurrence, per location or umbrella coverage or not covered by insurance due to the insolvency of the insurance carrier could have a material adverse impact on the Company’s financial position, cash flows and results of operations. In addition, the ultimate payment of professional liability claims accrued as of June 30, 2002 and claims that could be incurred during 2002 could require cash resources during 2002 that would be in excess of the Company’s available cash or other resources. These potential future payments could have a material adverse impact on the Company’s financial position and cash flows.

4. OTHER COMPREHENSIVE INCOME

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income”. SFAS No. 130 requires the reporting of comprehensive income (loss) in addition to net income (loss) from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.

Information with respect to the accumulated other comprehensive income (loss) balance is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Foreign currency items:
Beginning balance	$(995,000)	$(875,000)	$(935,000)	$(448,000)
Current period change, net of income tax	501,000	359,000	441,000	(68,000)

Ending balance	$(494,000)	$(516,000)	$(494,000)	$(516,000)

Positive amounts represent unrealized gains and negative amounts represent unrealized losses.

5. RECLASSIFICATIONS

Certain amounts in the 2001 interim financial statements have been reclassified to conform with the 2002 presentation.

6. LEASE TERMINATION AND ASSET IMPAIRMENT CHARGES

The Company has recorded the following charges during the second quarter of 2002:

Assets held for sale — write down to net estimated realizable value	$404,000
Assisted living lease terminations	661,000

$1,065,000

The costs associated with the assisted living lease terminations consist of the remaining net book value of those facilities and legal and other costs of completing the transaction.

7. OPERATING SEGMENT INFORMATION

The Company has three reportable segments: U.S. nursing homes, U.S. assisted living facilities, and Canadian operations, which consists of both nursing home and assisted living services. Management evaluates each of these segments independently due to the geographic, reimbursement, marketing, and regulatory differences between the segments. Management evaluates performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses and foreign exchange gains and losses. The following information is derived from the Company’s segments’ internal financial statements and includes information related to the Company’s unallocated corporate revenues and expenses:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net revenues:
U.S. nursing homes	$40,207	$38,510	$80,059	$76,167
U.S. assisted living facilities	5,162	7,843	12,992	15,943
Canadian operation	4,139	3,817	8,028	7,746
Corporate	5	0	8	3

Total	$49,513	$50,170	$101,087	$99,859

Depreciation and amortization:
U.S. nursing homes	$827	$858	$1,654	$1,732
U.S. assisted living facilities	399	429	818	853
Canadian operation	124	95	244	190
Corporate	19	18	36	36

Total	$1,369	$1,400	$2,752	$2,811

Operating income (loss):
U.S. nursing homes	$1,128	$(1,120)	$(976)	$(2,117)
U.S. assisted living facilities	(779)	(870)	(1,271)	(866)
Canadian operation	510	356	923	778
Corporate	(918)	(656)	(1,703)	(1,468)

Total	$(59)	$(2,290)	$(3,027)	$(3,673)

	June 30,	December 31,
	2002	2001

Long-lived assets:
U.S. nursing homes	$26,109	$26,807
U.S. assisted living facilities	28,266	29,760
Canadian operation	13,393	12,016
Corporate	624	707

Total	$68,392	$69,290

Total assets:
U.S. nursing homes	$55,002	$53,665
U.S. assisted living facilities	29,003	30,912
Canadian operation	19,223	17,183
Corporate	2,832	1,415
Eliminations	(17,925)	(12,105)

Total	$88,135	$91,070

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Advocat Inc. (together with its subsidiaries, “Advocat” or the “Company”) provides long-term care services to nursing home patients and residents of assisted living facilities in ten states, primarily in the Southeast, and four Canadian provinces. The Company’s facilities provide a range of health care services to their patients and residents. In addition to the nursing, personal care and social services usually provided in long-term care facilities, the Company offers a variety of comprehensive rehabilitation services as well as medical supply and nutritional support services. The Company completed its initial public offering in May 1994; however, its operational history can be traced to 1980 through common senior management who were involved in different organizational structures.

As of June 30, 2002, the Company operates 100 facilities, consisting of 63 nursing homes with 7,198 licensed beds and 37 assisted living facilities with 3,704 units. In comparison, at June 30, 2001, the Company operated 120 facilities composed of 64 nursing homes containing 7,230 licensed beds and 56 assisted living facilities containing 5,425 units. As of June 30, 2002, the Company owns 13 nursing homes, leases 34 others and manages the remaining 16 nursing homes. Additionally, the Company owns 16 assisted living facilities, leases eight others and manages the remaining 13 assisted living facilities. The Company holds a minority interest in seven of these managed assisted living facilities. The Company operates 49 nursing homes and 16 assisted living facilities in the United States and 14 nursing homes and 21 assisted living facilities in Canada.

Effective April 30, 2002, the Company entered into a Lease Termination and Operations Transfer Agreement (the “Pierce Agreement”) with Pierce Management Group and related persons (collectively, “Pierce”), pursuant to which the 13 leases with the former principal owners or affiliates of Pierce were terminated. Effective May 31, 2002, the leases on two additional assisted living facilities were assumed by Pierce. As a result, the Company was relieved of its future obligations with respect to these 15 leases. Effective June 30, 2002, the Company terminated the lease on one additional assisted living facility. The Company is in a dispute with the owner of this property which will be the subject of an arbitration hearing in October 2002. The Company has accrued for the estimated costs associated with this arbitration hearing. The Company incurred lease termination charges of approximately $661,000 in the second quarter of 2002, consisting of the remaining net book value of these facilities and costs of completing the transaction. The Company is currently negotiating to terminate the lease of the remaining leased assisted living facility in the United States. It is expected that this transfer will occur during the third quarter.

Basis of Financial Statements. The Company’s patient and resident revenues consist of the fees charged for the care of patients in the nursing homes and residents of the assisted living facilities owned and leased by the Company. Management fee revenues consist of the fees charged to the owners of the facilities managed by the Company. The management fee revenues are based on the respective contractual terms of the Company’s management agreements, which generally provide for management fees ranging from 3.5% to 6.0% of the net revenues of the managed facilities. As a result, the level of management fees is affected positively or negatively by the increase or decrease in the average occupancy level rates of the managed facilities. The Company’s operating expenses include the costs, other than lease, depreciation and amortization expenses, incurred in the operation of the nursing homes and assisted living facilities owned and leased by the Company. The Company’s general and administrative expenses consist of the costs of the corporate office and regional support functions, including the costs incurred in providing management services to other owners. The Company’s depreciation, amortization and interest expenses include all such expenses across the range of the Company’s operations.

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

A “critical accounting policy” is one which is both important to the understanding of the financial condition and results of operations of the Company and requires management’s most difficult, subjective or complex judgments often of the need to make estimates about the effect of matters that are inherently uncertain. The Company’s accounting policies that fit this definition include the following:

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

Management Fees

Under its management agreements, the Company has responsibility for the day-to-day operation and management of each of its managed facilities. The Company typically receives a base management fee ranging generally from 3.5% to 6.0% of net revenues of each managed facility. Other than certain corporate and regional overhead costs, the services provided at the facility are at the facility owner’s expense. The facility owner is also obligated to pay for all required capital expenditures. The Company generally is not required to advance funds to the owner. Other than with respect to facilities managed during insolvency or receivership situations, the Company’s management fees are generally subordinated to the debt payments of the facilities it manages. In addition, the Company is generally eligible to receive incentives over and above its base management fees based on the profits at these facilities.

Allowance for Doubtful Accounts

The Company’s allowance for doubtful accounts is estimated utilizing current agings of accounts receivable, historical collections data and other factors. Management monitors these factors and determines the estimated provision for doubtful accounts. Historical bad debts have resulted from uncollectible private balances, some uncollectible coinsurance and deductibles and other factors. The allowance for doubtful accounts balance is assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified.

Self-Insurance Reserves

Self insurance reserves primarily represent the accrual for self insured risks associated with general and professional liability claims, employee health insurance and workers compensation. The self insurance reserves include a liability for reported claims and estimates for incurred but unreported claims. The Company’s policy with respect to a significant portion of the general and professional liability claims is to use an actuary to support the estimates recorded for the development of known claims and incurred but unreported claims. The Company’s health insurance reserve is based on known claims incurred and an estimate of incurred but unreported claims determined by an analysis of historical claims paid. The Company’s workers compensation reserve relates to periods of self insurance prior to May 1997 and consists only of known claims incurred. The workers compensation reserve is based on an estimate of the future costs to be incurred for the known claims. Expected insurance coverages are reflected as a reduction of the reserves. The self insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified.

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

Asset Impairment

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of”, the Company evaluates the recoverability of the carrying values of its properties on a property by property basis.

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

Medicare Reimbursement

During 1997, the federal government enacted the Balanced Budget Act of 1997 (“BBA”), which contained numerous Medicare and Medicaid cost-saving measures. The BBA required that nursing homes transition to a prospective payment system (“PPS”) under the Medicare program during a three-year “transition period,” commencing with the first cost reporting period beginning on or after July 1, 1998. The BBA also contained certain measures that have and could lead to further future reductions in Medicare therapy reimbursement and Medicaid payment rates. Revenues and expenses have both been reduced significantly from the levels prior to PPS. The BBA has negatively impacted the entire long-term care industry.

During 1999 and 2000, certain amendments to the BBA were enacted, including the Balanced Budget Reform Act of 1999 (“BBRA”) and the Benefits Improvement and Protection Act of 2000 (“BIPA”). The BBRA has provided legislative relief in the form of increases in certain Medicare payment rates during 2000. The BIPA has continued to provide additional increases in certain Medicare payment rates during 2001. In July 2001 the Centers for Medicare & Medicaid Services (“CMS”) published a final rule updating payment rates for skilled nursing facilities under PPS. The new rules increased payments to skilled nursing facilities by an average of 10.3% beginning on October 1, 2001.

Although refinements resulting from the BBRA and the BIPA have been well received by the United States nursing home industry, it is the Company’s belief that the resulting revenue enhancements are still significantly less than the losses sustained by the industry due to the BBA. Current levels of or further reductions in government spending for long-term health care would continue to have an adverse effect on the operating results and cash flows of the Company. The Company will attempt to maximize the revenues available from governmental sources within the changes that have occurred and will continue to occur under the BBA. In addition, the Company will attempt to increase revenues from non-governmental sources, including expansion of its assisted living operations, to the extent capital is available to do so, if at all.

Under the current law, Medicare reimbursements for nursing facilities were scheduled to be reduced by as much as 17% at the end of the Federal Government’s fiscal year (September 30, 2002), with the expiration of several temporary payment increases enacted as part of the 1999 and 2000 Medicare enhancement bills. On April 23, 2002, the Health and Human Services Secretary announced that CMS would leave in place the current prospective payment patient classification system for skilled nursing facilities, reducing the scheduled Medicare reductions by approximately one-half. Two other temporary payment increases are still scheduled to expire October 1, 2002. The Company’s revenue reduction as a result of the expiration of the temporary impact is estimated to be a range of $3.0 million to $5.0 million, based on the Medicare census and patient RUG levels experienced by the Company in 2002. The actual impact can not be determined at this time and is dependent on the changes that are legislatively implemented and on the Company’s Medicare census and patient RUG levels. Partially offsetting whatever decrease is implemented, CMS has announced a Medicare rate increase of approximately 2.6% to be effective October 1, 2002. The impact of this increase is estimated to be approximately $1.1 million on an annual basis.

During 1999, 2000 and 2001, the Company experienced certain adverse regulatory issues with respect to certain facilities, including a decertification from the Medicare and Medicaid programs during 2000. The Company also continued to experience the increased regulatory scrutiny that has been exerted on the industry in the form of increased fines and penalties.

Self-Insurance Reserves

During the past five years, the long-term care profession in the United States has experienced a dramatic increase in claims related to alleged negligence in providing care to its patients — the Company is no exception in this regard. As a result, the Company has numerous liability claims and disputes outstanding for professional liability and other related issues. On June 22, 2001, a jury in Mena, Arkansas issued a verdict in a professional liability lawsuit against the Company totaling $78.425 million. The Company has appealed the verdict. As of June 30, 2002, the Company is engaged in 63 professional liability lawsuits, including 21, 17 and 11 in the states of Florida, Arkansas and Texas, respectively. The Company and its subsidiaries carry professional liability insurance up to certain limits for coverage of such claims. However, the insurance coverage limits available to the Company has declined significantly beginning in 1999. Based on the insurance coverage in effect at the time of the Mena claim, the verdict amount has not been accrued. However, due to the increasing cost of claims against the both Company and throughout the long-term care profession in general, the Company’s professional liability insurance premiums and deductible amounts increased substantially and insurance coverage limits decreased substantially during 1999, 2000 and 2001.

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

For claims made during the period March 9, 2001 through March 9, 2002, the Company is self-insured for the first $50,000 per occurrence with no aggregate limit for the Company’s United States nursing homes. The policy has coverage limits of $2,000,000 per occurrence and $3,000,000 in the aggregate. The Company provides reserves on an actuarial basis for known and expected claims incurred during the policy period. This policy is on a claims made basis. Effective October 1, 2001, the Company’s United States assisted living properties were added to the Company’s insurance program for United States nursing home properties.

For claims made during the period March 9, 2000 through March 9, 2001, the Company is self-insured for the first $500,000 per occurrence with no aggregate limit for the Company’s United States nursing homes. The policy has coverage limits of $1,000,000 per occurrence, $3,000,000 per location and $12,000,000 in the aggregate. The Company also maintains umbrella coverage of $15,000,000 in the aggregate for claims made during the period March 9, 2000 through March 9, 2001. The Company provides reserves on an actuarial basis for known and expected claims incurred during the policy period. This policy is on a claims made basis.

Prior to March 9, 2000, all of the Company’s policies are on an occurrence basis. For the policy periods January 1, 1998 through February 1, 1999, the Company is self-insured for the first $250,000 per occurrence and $2,500,000 in the aggregate per year with respect to the majority of its United States nursing homes. Effective February 1, 1999, all United States nursing homes became part of the $250,000/$2,500,000 deductible program, including the six TDLP facilities.

For the policy years 1996 through March 31, 2000, the Company expects to ultimately fully incur the aggregate deductible amount and has established reserves based on this expectation.

The Company’s United States assisted living facilities are self-insured, with respect to each location, for the first $50,000 per occurrence through September 30, 2001. Effective October 1, 2001, the Company’s United States assisted living properties were added to the Company’s insurance program for United States nursing home properties. The Company also maintains a $15,000,000 aggregate umbrella liability policy for claims in excess of the foregoing limits for these assisted living operations through September 30, 2001.

In Canada, the Company’s professional liability claims experience and associated costs has been dramatically less than that in the United States. The Canadian facilities owned or leased by the Company are self-insured for the first $3,000 ($5,000 Canadian) per occurrence. The Company’s aggregate primary coverage limit with respect to Canadian operations is $1,317,000 ($2,000,000 Canadian). The Company also maintains a $3,294,000 ($5,000,000 Canadian) aggregate umbrella policy for claims in excess of the foregoing limits for these facilities.

The Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $26,172,000 as of June 30, 2002. Such liabilities include estimates of legal costs. The Company believes that the $78.425 million monetary judgment, if upheld by the Arkansas State Supreme Court, will be covered by insurance pursuant to the 1997 and 1998 insurance programs. Based on the insurance coverage in effect at the time of the Mena claim, the verdict amount has not been accrued. The ultimate results of the Company’s professional liability claims and disputes are unknown at the present time.

In addition, the payment of professional liability claims by the Company’s insurance carriers is dependent upon the financial solvency of the individual carriers. The Company is aware that two of its insurance carriers providing coverage for prior years claims have either been declared insolvent or are currently under rehabilitation proceedings. Any future judgments or settlements above the Company’s per occurrence, per location or umbrella coverage or not covered by insurance due to the insolvency of the insurance carrier could have a material adverse impact on the Company’s financial position, cash flows and results of operations. In addition, the ultimate payment of professional liability claims accrued as of June 30, 2002 and claims that could be incurred during 2002 could require cash resources during 2002 that would be in excess of the Company’s available cash or other resources. These potential future payments could have a material adverse impact on the Company’s financial position and cash flows.

With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. Prior to that time, the Company was self-insured for the first $250,000, on a per claim basis, for workers’ compensation claims in a majority of its United States nursing facilities. However, the insurance carrier providing coverage above the Company’s self insured retention has been declared insolvent by the applicable state insurance agency. As a result, the Company is completely self insured for workers compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. The Company has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate as of June 30, 2002. The differences between actual settlements and reserves are included in expense in the year finalized.

The Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $768,000 at June 30, 2002. The differences between actual settlements and reserves are included in expense in the year finalized.

Health Care Industry

The health care industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government health care program participation requirements, reimbursement for patient services, quality of resident care and Medicare and Medicaid fraud and abuse (collectively, the “Health Care Laws”). Changes in these laws and regulations, such as reimbursement policies of Medicare and Medicaid programs as a result of budget cuts by federal and state governments or other legislative and regulatory actions, could have a material adverse effect on the Company’s financial position, results of operations, and cash flows. Future federal budget legislation and federal and state regulatory changes may negatively impact the Company.

All of the Company’s facilities are required to obtain annual licensure renewal and are subject to annual surveys and inspections in order to be certified for participation in the Medicare and Medicaid programs. In order to maintain their state operating license and their certification for participation in Medicare and Medicaid programs, the nursing facilities must meet certain statutory and administrative requirements. These requirements relate to the condition of the facilities, the adequacy and condition of the equipment used therein, the quality and adequacy of personnel, and the quality of resident care. Such requirements are subjective and subject to change. There can be no assurance that, in the future, the Company will be able to maintain such licenses for its facilities or that the Company will not be required to expend significant sums in order to do so.

Recently, government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of fraud and abuse statutes and regulations. Violations of these laws and regulations could result in exclusion from government health care programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time. The Company is currently a defendant in a pending false claims action, as described in Part 2., OTHER INFORMATION — Item 2., Legal Proceedings.

During 2000 and 2001, the Company also experienced the increased regulatory scrutiny that has been exerted on the industry in the form of increased fines and penalties. During 2000, one of the Company’s facilities in Texas was decertified from the Medicaid and Medicare programs.

Contractual Obligations and Commercial Commitments

The Company has certain contractual obligations as of June 30, 2002, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

		Less than	1 to 3	4 to 5	After
Contractual Obligations	Total	1 year	Years	Years	5 Years

Debt	$60,542	$33,327	$14,139	$9,937	$3,139
Series B Preferred Stock	$3,704	$0	$0	$0	$3,704
Operating Leases	$269,559	$13,960	$27,799	$26,818	$200,982

The Company has employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.5 times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change of control of the Company (as defined). The maximum contingent liability under these agreements is approximately $2.5 million. In addition, upon the occurrence of any triggering event, certain executives may elect to require the Company to purchase options granted to them for a purchase price equal to the difference in the fair market value of the Company’s common stock at the date of termination versus the stated option exercise price. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by the employee or the Company.

A subsidiary of the Company has provided guarantees of certain cash flow deficiencies and quarterly return obligations of Diversicare VI Limited Partnership (“Diversicare VI”), which may obligate the subsidiary to make interest-free loans to Diversicare VI. Such cash flow obligations have never been called upon. There is no assurance that all or any portion of the loans made to Diversicare VI will be repaid.

Results of Operations

The following tables present the unaudited interim statements of operations and related data for the three and six months ended June 30, 2002 and 2001.

(in thousands)	Three Months Ended June 30,

	2002	2001	Change	%

REVENUES:
Patient revenues	$41,195	$39,546	$1,649	4.2
Resident revenues	7,637	10,187	(2,550)	(25.0)
Management fees	647	404	243	60.1
Interest	34	33	1	3.0

Net revenues	49,513	50,170	(657)	(1.3)

EXPENSES:
Operating	39,552	41,140	(1,588)	(3.9)
Lease	4,406	5,180	(774)	(14.9)
General and administrative	3,193	3,371	(178)	(5.3)
Interest	1,052	1,369	(317)	(23.2)
Depreciation and amortization	1,369	1,400	(31)	(2.2)
Lease termination and asset impairment charges	1,065	0	1,065	100.0

Total expenses	50,637	52,460	(1,823)	(3.5)

LOSS BEFORE INCOME TAXES	(1,124)	(2,290)	1,166
PROVISION FOR INCOME TAX	103	76	27

NET LOSS	$(1,227)	$(2,366)	$1,139

(in thousands)	Six Months Ended June 30,

	2002	2001	Change	%

REVENUES:
Patient revenues	$81,886	$77,858	4,028	5.2
Resident revenues	17,816	20,607	(2,791)	(13.5)
Management fees	1,326	1,315	11	0.8
Interest	59	79	(20)	(25.3)

Net revenues	101,087	99,859	1,228	1.2

EXPENSES:
Operating	83,280	80,875	2,405	3.0
Lease	9,586	10,355	(769)	(7.4)
General and administrative	6,352	6,606	(254)	(3.8)
Interest	2,144	2,885	(741)	(25.7)
Depreciation and amortization	2,752	2,811	(59)	(2.1)
Lease termination and asset impairment charges	1,065	0	1,065	100.0

Total expenses	105,179	103,532	1,647	1.6

LOSS BEFORE INCOME TAXES	(4,092)	(3,673)	(419)
PROVISION FOR INCOME TAXES	196	166	30

NET LOSS	$(4,288)	$(3,839)	$(449)

Percentage of Net Revenues	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

REVENUES:
Patient revenues	83.2%	78.8%	81.0%	78.0%
Resident revenues	15.4	20.3	17.6	20.6
Management fees	1.3	0.8	1.3	1.3
Interest	0.1	0.1	0.1	0.1

Net revenues	100.0	100.0	100.0	100.0

EXPENSES:
Operating	79.9	82.0	82.4	81.0
Lease	8.9	10.3	9.5	10.4
General and administrative	6.4	6.7	6.3	6.6
Interest	2.1	2.8	2.1	2.9
Depreciation and amortization	2.8	2.8	2.7	2.8
Lease termination and asset impairment charges	2.2	0.0	1.0	0.0

Total expenses	102.3	104.6	104.0	103.7

LOSS BEFORE INCOME TAXES	(2.3)	(4.6)	(4.0)	(3.7)
PROVISION FOR INCOME TAXES	0.2	0.1	0.2	0.1

NET LOSS	(2.5)%	(4.7)%	(4.2)%	(3.8)%

Three Months Ended June 30, 2002 Compared With Three Months Ended June 30, 2001

The following discussion is significantly impacted by termination of leases on 15 assisted living properties during the second quarter. Effective April 30, 2002, the Company entered into a Lease Termination and Operations Transfer Agreement (the “Pierce Agreement”) with Pierce Management Group and related persons (collectively, “Pierce”), pursuant to which the 13 leases with the former principal owners or affiliates of Pierce were terminated. Effective May 31, 2002, the leases on two additional assisted living facilities were assumed by Pierce. As a result, the Company was relieved of its future obligations with respect to these 15 leases. The Company incurred a write-down of approximately $661,000 in the second quarter of 2002, consisting of the remaining net book value of these facilities and costs of completing the transaction. The Company is currently negotiating a similar return of the remaining leased assisted living facility in the United States. It is expected that this transfer will occur during the third quarter. In addition, the Company terminated leases on two nursing homes during the fourth quarter of 2001.

Revenues. Net revenues decreased to $49.5 million in 2002 from $50.2 million in 2001, a decrease of $0.7 million, or 1.3%. Patient revenues increased to $41.2 million in 2002 from $39.5 million in 2001, an increase of $1.7 million, or 4.2%. The increase in patient revenues is due to increased Medicare utilization, Medicare rate increases which became effective in October 2001 and increased Medicaid rates in certain states, partially offset by a 1.2% decline in occupancy in 2002 as compared to 2001 and the nursing home lease terminations during the fourth quarter of 2001. As a percent of total census in the United States, Medicare days increased to 11.1% in 2002 from 8.1% in 2001. As a percent of patient revenues, Medicare increased to 27.9% in 2002 from 23.1% in 2001, while Medicaid and similar programs decreased to 59.5% from 64.0% in 2001.

Resident revenues decreased to $7.6 million in 2002 from $10.2 million in 2001, a decrease of $2.6 million, or 25.0%. This decline is primarily attributable to the assisted living facility lease terminations, which resulted in reduced revenue of approximately $2.7 million.

Ancillary service revenues, prior to contractual allowances, increased to $7.2 million in 2002 from $5.4 million in 2001, an increase of $1.8 million or 33.4%. The increase is primarily attributable to increased Medicare census, partially offset by the nursing home closures in the fourth quarter of 2001 and reductions in revenue availability under Medicare, and is consistent with the Company’s expectations. Although the $1,500 per patient annual ceiling has now been lifted for a two year period on physical, speech and occupational therapy services, the impact of the relief is not expected to be sufficient to offset the substantial losses that have been incurred by the Company and the long-term care industry from the provision of therapy services. The ultimate effect on the Company’s operations cannot be predicted at this time because the extent and composition of the ancillary cost limitations are subject to change.

Management fee revenue increased to $647,000 in 2002 from $404,000 in 2001, an increase of $243,000, or 60.1%. The increase is primarily attributable to increased census in the Company’s Canadian operations.

Operating Expense. Operating expense decreased to $39.5 million in 2002 from $41.1 million in 2001, a decrease of $1.6 million, or 3.9%. As a percent of patient and resident revenues, operating expense decreased to 81.0% in 2002 from 82.7% in 2001. The decrease in operating expenses is primarily attributable to a reduction in bad debt expense and the assisted living and nursing home lease terminations. Partially offsetting these decreases are cost increases related to wages, professional liability costs and nursing and ancillary expenses to support the increased Medicare utilization. The largest component of operating expenses is wages, which totaled approximately $21.7 in both 2002 and 2001. The Company experienced an increase in wages as a result of the increased Medicare census and competitive labor markets in most of the areas in which the Company operates. These increases were offset by reduced costs associated with reduced Medicaid census and the assisted living and nursing home lease terminations. The Company’s professional liability costs for United States nursing homes and assisted living facilities, including insurance premiums and reserves for self-insured claims, increased to $2.5 million in 2002 from $2.0 million in 2001, an increase of $432,000 or 21.2%. The 2002 professional liability cost includes non-cash charges recorded based on current actuarial reviews, including the recent effects of additional claims and higher settlements per claim. The increased charges arise primarily from an escalation in the number and size of claims anticipated to affect the Company’s self-insured professional liability retention. In addition, effective March 9, 2001, the Company obtained professional liability insurance coverage that provided significantly lower benefits than prior policy years. During 2001, the Company determined that two of its insurance carriers providing coverage for prior years claims have either been declared insolvent or are currently under rehabilitation proceedings. The actuarial reviews include estimates of known claims and a prediction of claims that may have occurred, but have not yet been reported to the Company.

Lease Expense. Lease expense decreased to $4.4 million in 2002 from $5.2 million in 2001, a decrease of $774,000, or 14.9%. The decrease in lease expense is primarily attributable to the assisted living lease terminations. Partially offsetting this decrease, the majority of the Company’s lease agreements include annual adjustments generally tied to inflation.

General and Administrative Expense. General and administrative expense decreased to $3.2 million in 2002 from $3.4 million in 2001, a decrease of $178,000, or 5.3%. As a percent of total net revenues, general and administrative expense decreased to 6.4% in 2002 from 6.7% in 2001. This decrease is attributable to various corporate expenses, lower workers compensation audit premiums and a reduction in travel and entertainment in 2002, partially offset by increases in salaries and wages and legal costs.

Interest Expense. Interest expense decreased to $1.1 million in 2002 from $1.4 million in 2001, a decrease of $317,000, or 23.2%. The decrease is attributable to interest rate reductions on the Company’s variable rate debt and a decrease in 2002 in the Company’s average outstanding debt balance.

Depreciation and Amortization. Depreciation and amortization expenses totaled approximately $1.4 million in both 2002 and 2001.

Lease Termination and Asset Impairment Charges. The Company has recorded the following charges during the second quarter of 2002:

Assets held for sale — write down to estimated net realizable value	$404,000
Assisted living lease termination	661,000

$1,065,000

Loss Before Income Taxes; Net Loss; Loss Per Share. As a result of the above, the loss before income taxes was $1.1 million in 2002 as compared to $2.3 million in 2001, a decrease of $1.2 million. The income tax provision in 2002 and 2001 relate to provincial taxes in Canada. Net loss was $1.2 million in 2002 as compared to $2.4 million in 2001, a decrease of $1.2 million. The basic and diluted loss per share were $0.22 each in 2002 as compared to $0.43 each in 2001.

Six Months Ended June 30, 2002 Compared With Six Months Ended June 30, 2001

The following discussion is significantly impacted by termination of leases on 15 assisted living properties during the second quarter. Effective April 30, 2002, the Company entered into a Lease Termination and Operations Transfer Agreement (the “Pierce Agreement”) with Pierce Management Group and related persons (collectively, “Pierce”), pursuant to which the 13 leases with the former principal owners or affiliates of Pierce were terminated. Effective May 31, 2002, the leases on two additional assisted living facilities were assumed by Pierce. As a result, the Company was relieved of its future obligations with respect to these 15 leases. The Company incurred a write-down of approximately $661,000 in the second quarter of 2002, consisting of the remaining net book value of these facilities and costs of completing the transaction. The Company is currently negotiating a similar return of the remaining leased assisted living facility in the United States. It is expected that this transfer will occur during the third quarter. In addition, the Company terminated leases on two nursing homes during the fourth quarter of 2001.

Revenues. Net revenues increased to $101.1 million in 2002 from $99.9 million in 2001, an increase of $1.2 million, or 1.2%. Patient revenues increased to $81.9 million in 2002 from $77.9 million in 2001, an increase of $4.0 million, or 5.2%. The increase in patient revenues is due to increased Medicare utilization, Medicare rate increases at several facilities which became effective in October 2001 and increased Medicaid rates in certain states, partially offset by a 0.9% decline in occupancy in 2002 as compared to 2001 and the nursing home lease terminations during the fourth quarter of 2001. As a percent of total census in the United States, Medicare days increased to 10.5% in 2002 from 8.1% in 2001. As a percent of patient revenues, Medicare increased to 26.7% in 2002 from 22.6% in 2001 while Medicaid and similar programs decreased to 60.7% from 64.6% in 2001.

Resident revenues decreased to $17.8 million in 2002 from $20.6 million in 2001, a decrease of $2.8 million, or 13.5%. This decline is primarily attributable to the assisted living facility lease terminations, which resulted in reduced revenue of approximately $2.7 million.

Ancillary service revenues, prior to contractual allowances, increased to $13.9 million in 2002 from $10.8 million in 2001, an increase of $3.1 million or 28.5%. The increase is primarily attributable to increased Medicare census, partially offset by the nursing home lease terminations in the fourth quarter of 2002 and reductions in revenue availability under Medicare and is consistent with the Company’s expectations. Although the $1,500 per patient annual ceiling has now been lifted for a two year period on physical, speech and occupational therapy services, the impact of the relief is not expected to be sufficient to offset the substantial losses that have been incurred by the Company and the long-term care industry from the provision of therapy services. The ultimate effect on the Company’s operations cannot be predicted at this time because the extent and composition of the ancillary cost limitations are subject to change.

Management fee revenue was approximately $1.3 million in both 2002 and 2001.

Operating Expense. Operating expense increased to $83.3 million in 2002 from $80.9 million in 2001, an increase of $2.4 million, or 3.0%. As a percent of patient and resident revenues, operating expense increased to 83.5% in 2001 from 82.1% in 2000. The increase in operating expenses is primarily attributable to cost increases related to wages, professional liability costs and nursing and ancillary expenses to support the increased Medicare utilization. Partially offsetting these increases is a reduction in bad debt expenses and the assisted living and nursing home lease terminations. The largest component of operating expenses is wages, which increased to $43.6 million in 2002 from $42.4 million in 2001, an increase of $1.2 million, or 2.9%. The increase in wages is due to competitive labor markets in most of the areas in which the Company operates, partially offset by reduced costs associated with reduced Medicaid census, the nursing home lease terminations in the fourth quarter of 2001 and the assisted living facility terminations. The Company’s professional liability costs for United States nursing homes and assisted living facilities, including insurance premiums and reserves for self-insured claims, increased to $7.3 million in 2002 from $4.0 million in 2001, an increase of $3.3 million or 83.7%. The 2002 professional liability cost includes non-cash charges recorded based on current actuarial reviews, including the recent effects of additional claims and higher settlements per claim. The increased charges arise primarily from an escalation in the number and size of claims anticipated to affect the Company’s self-insured professional liability retention. In addition, effective March 9, 2001, the Company obtained professional liability insurance coverage that provided significantly lower benefits than prior policy years. During 2001, the Company determined that two of its insurance carriers providing coverage for prior years claims have either been declared insolvent or are currently under rehabilitation proceedings. The actuarial reviews include estimates of known claims and a prediction of claims that may have occurred, but have not yet been reported to the Company.

Lease Expense. Lease expense decreased to $9.6 million in 2002 from $10.4 million in 2001, a decrease of $769,000, or 7.4%. The decrease in lease expense is primarily attributable to the assisted living lease terminations. Partially offsetting this decrease, the majority of the Company’s lease agreements include annual adjustments generally tied to inflation.

General and Administrative Expense. General and administrative expense decreased to $6.4 million in 2002 from $6.6 million in 2001, a decrease of $254,000, or 3.8%. As a percent of total net revenues, general and administrative expense increased to 6.3% in 2002 from 6.6% in 2001. This decrease is attributable to various corporate expenses, lower workers compensation audit premiums and a reduction in travel and entertainment in 2002, partially offset by increases in salaries and wages and legal costs.

Interest Expense. Interest expense decreased to $2.1 million in 2002 from $2.9 million in 2001, a decrease of $741,000, or 25.7%. The decrease is attributable to interest rate reductions on the Company’s variable rate debt and a decrease in 2002 in the Company’s average outstanding debt balance.

Depreciation and Amortization. Depreciation and amortization expenses totaled approximately $2.8 million in both 2002 and 2001.

Lease Termination and Asset Impairment Charges. The Company has recorded the following charges during the second quarter of 2002:

Assets held for sale — write down to net realizable value	$404,000
Assisted living lease termination	661,000

$1,065,000

Loss Before Income Taxes; Net Loss; Loss Per Share. As a result of the above, the loss before income taxes was $4.1 million in 2002 as compared to $3.7 million in 2001, a decrease of $419,000. The income tax provision in 2002 and 2001 relate to provincial taxes in Canada. Net loss was $4.3 million in 2002 as compared to $3.8 million in 2001, a decrease of $449,000. The basic and diluted loss per share were $0.78 each in 2002 as compared to $0.70 each in 2001.

Liquidity and Capital Resources

At June 30, 2002, the Company had negative working capital of $60.8 million and a current ratio of 0.24, compared with negative working capital of $64.4 million and a current ratio of 0.25 at December 31, 2001. The Company has incurred losses during 2002, 2001, and 2000 and has limited resources available to meet its operating, capital expenditure and debt service requirements during 2002.

Certain of the Company’s debt agreements contain various financial covenants, the most restrictive of which relate to current ratio requirements, tangible net worth, cash flow, net income (loss), required insurance coverages, and limits on the payment of dividends to shareholders. As of June 30, 2002, the Company was not in compliance with certain of the financial covenants contained in the Company’s debt and lease agreements. The Company has not obtained waivers of the non-compliance. Cross-default or material adverse change provisions contained in the debt agreements allow the holders of substantially all of the Company’s debt to demand immediate repayment. The Company would not be able to repay this indebtedness if the applicable lenders demanded repayment. Although the Company does not anticipate that such demand will be made, the continued forbearance on the part of the Company’s lenders cannot be assured at this time. Given that events of default exist under the Company’s working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances.

Based on regularly scheduled debt service requirements, the Company has a total of $34.2 million of debt (including short term debt and current portions of long term debt) that must be repaid or refinanced during the next twelve months. As a result of the covenant non-compliance and other cross-default provisions, the Company has classified a total of $55.8 million of debt as current liabilities as of June 30, 2002.

An event of default under the Company’s debt agreements could lead to actions by the lenders that could result in an event of default under the Company’s lease agreements covering a majority of its United States nursing facilities. Should such a default occur in the related lease agreements, the lessor would have the right to terminate the lease agreements and assume operating rights with respect to the leased properties. The net book value of property and equipment, including leasehold improvements, related to these facilities total approximately $4.8 million as of June 30, 2002.

The Company is potentially subject to a reduction in Medicare revenue, estimated to be a range of $3.0 million to $5.0 million, based on the Medicare census and patient RUG levels experienced by the Company in 2002. Management continues to focus on efforts to increase revenues and to minimize future expense increases through the elimination of excess operating costs. Management will also attempt to minimize professional liability claims in the future periods by vigorously defending it against all such claims and through the additional supervision and training of staff employees. The Company is unable to predict if it will be successful in reducing operating losses, in negotiating waivers, amendments, or refinancings of outstanding debt, or if the Company will be able to meet any amended financial covenants in the future. Any demands for repayment by lenders, the inability to obtain waivers or refinance the related debt, or the termination of the lease agreements would have a material adverse impact on the financial position, results of operations and cash flows of the Company. If the Company is unable to generate sufficient cash flow from its operations or successfully negotiate debt or lease amendments, the Company may have to explore a variety of other options, including but not limited to other sources of equity or debt financings, asset dispositions, or relief under the United States Bankruptcy Code. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern. The independent public accountant’s report on the Company’s financial statements at December 31, 2001 included a paragraph with regards to the uncertainties of the Company’s ability to continue as a going concern.

As of June 30, 2002, the Company had no drawings under its working capital line of credit. The total maximum outstanding balance of the working capital line of credit, including letters of credit outstanding, is $4,500,000. Of the total $4,500,000 of maximum availability, $1,000,000 is limited to certain maximum time period restrictions. There are certain additional restrictions based on certain borrowing base restrictions. As of June 30, 2002 the Company had $200,000 of letters of credit outstanding with the same bank lender, which further reduce the maximum available amount outstanding under the working capital line of credit. As of June 30, 2002, the Company had total additional borrowing availability of $4,300,000 under its working capital line of credit. The working capital line of credit matures January 2004 with interest at either LIBOR plus 2.50% or the bank’s prime rate plus .50% (up to a maximum of 9.50%).

Effective March 9, 2001, the Company has obtained professional liability insurance coverage that, based on historical claims experience, could be substantially less than the claims that could be incurred during 2001 and 2002 and is less than the coverage required by certain of the Company’s debt and lease agreements. The ultimate payments on professional liability claims accrued as of June 30, 2002 and claims that could be incurred during 2002 could require cash resources during 2002 that would be in excess of the Company’s available cash or other resources.

Net cash provided by operating activities totaled $6.6 million and $3.6 million for the six month periods ended June 30, 2002 and 2001, respectively. These amounts primarily represent the cash flows from net operations plus changes in non-cash components of operations and by working capital changes.

Net cash used in investing activities totaled $2.3 million and $1.7 million for the six months periods ended June 30, 2002 and 2001, respectively. These amounts primarily represent purchases of property plant and equipment and investments in and advances to joint ventures. The Company has used between $2.4 million and $4.4 million for capital expenditures in the three calendar years ending December 31, 2001. Substantially all such expenditures were for facility improvements and equipment, which were financed principally through working capital. For the year ended December 31, 2002, the Company anticipates that capital expenditures for improvements and equipment for its existing facility operations will be approximately $4.2 million, including $1.0 million for non-routine projects. For the six months ended June 30, 2002 and 2001, the Company received distributions pertaining to joint ventures in the amount of $120,000 and $84,000, respectively.

Net cash used in financing activities totaled $3.1 million and $3.7 million for the six month periods ended June 30, 2002 and 2001, respectively. The net cash used in financing activities primarily represents net proceeds from issuance and repayment of debt.

Receivables

The Company’s operations could be adversely affected if it experiences significant delays in reimbursement of its labor and other costs from Medicare, Medicaid and other third-party revenue sources. The Company’s future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on the Company’s liquidity. Continued efforts by governmental and third-party payors to contain or reduce the acceleration of costs by monitoring reimbursement rates, by increasing medical review of bills for services, or by negotiating reduced contract rates, as well as any delay by the Company in the processing of its invoices, could adversely affect the Company’s liquidity and results of operations.

Accounts receivable attributable to the provision of patient and resident services at June 30, 2002 and December 31, 2001, totaled $16.3 million and $20.5 million, respectively, representing approximately 31 and 37 days in accounts receivable, respectively. Accounts receivable from the provision of management services were $605,000 and $578,000 at June 30, 2002 and December 31, 2001, respectively representing approximately 87 and 71 days in accounts receivable, respectively. The allowance for bad debt was $4.5 million and $5.5 million at June 30, 2002 and December 31, 2001, respectively.

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

Foreign Currency Translation

The Company has obtained its financing primarily in U.S. dollars; however, it receives revenues and incurs expenses in Canadian dollars with respect to Canadian management activities and operations of the Company’s eight Canadian retirement facilities (three of which are owned) and two owned Canadian nursing homes. Although not material to the Company as a whole, if the currency exchange rate fluctuates, the Company may experience currency translation gains and losses with respect to the operations of these activities and the capital resources dedicated to their support. While such currency exchange rate fluctuations have not been material to the Company in the past, there can be no assurance that the Company will not be adversely affected by shifts in the currency exchange rates in the future.

Stock Exchange

On November 10, 1999, the Company’s stock began being quoted on the NASD’s OTC Bulletin Board under the symbol AVCA. Previously, the Company’s common stock was traded on the New York Stock Exchange under the symbol AVC.

Inflation

Management does not believe that the Company’s operations have been materially affected by inflation. The Company expects salary and wage increases for its skilled staff to continue to be higher than average salary and wage increases, as is common in the health care industry. To date, these increases as well as normal inflationary increases in other operating expenses have been adequately covered by revenue increases.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. SFAS No. 141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 requires that intangible assets with finite useful lives be amortized, and that goodwill and intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

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

The Company has adopted the provisions of SFAS No. 141 and the adoption did not have a material effect on the Company’s financial position or results of operations. The Company has adopted the provisions of SFAS No. 142 as of January 1, 2002 and the adoption did not have a material effect on the Company’s financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” effective for fiscal years beginning after June 15, 2002. SFAS 143 requires that a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company does not expect the future adoption of SFAS 143 to have a material effect on its financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” effective for fiscal years beginning after December 15, 2001. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. The Company has adopted the provisions of SFAS No. 144 and the adoption did not have a material effect on the Company’s financial position or results of operations.

Forward-Looking Statements

The foregoing discussion and analysis provides information deemed by Management to be relevant to an assessment and understanding of the Company’s consolidated results of operations and its financial condition. This discussion and analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. Certain statements made by or on behalf of the Company, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties including, but not limited to, changes in governmental reimbursement, government regulation and health care reforms, the increased cost of borrowing under the Company’s credit agreements, covenant waivers from the Company’s lenders, possible amendments to the Company’s credit agreements, ability to control ultimate professional liability costs, the impact of future licensing surveys, changing economic conditions as well as others. Investors also should refer to the risks identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as risks identified in the Company’s Form 10-K for the year ended December 31, 2001 for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, the Company can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, cautions investors not to place undue reliance on them. Actual results may differ materially from those described in such forward-looking statements. Such cautionary statements identify important factors that could cause the Company’s actual results to materially differ from those projected in forward-looking statements. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

PART II — OTHER INFORMATION

Item 3. Legal Proceedings.

As of June 30, 2002, the Company is engaged in 63 professional liability lawsuits, including 21, 17 and 11 in the states of Florida, Arkansas and Texas, respectively. On June 22, 2001, a jury in Mena, Arkansas issued a verdict in a professional liability lawsuit against the Company totaling $78.425 million. The Company has appealed the verdict. The Company and its subsidiaries carry professional liability insurance up to certain limits for coverage of such claims. However, due to the increasing cost of claims against the Company and throughout the long-term care industry, the Company’s professional liability insurance premiums and deductible amounts increased substantially and coverage limits have decreased substantially during the period from 1999 to 2002.

On October 17, 2000, the Company was served with a civil complaint by the Florida Attorney General’s office, in the case of State of Florida ex rel. Mindy Myers v. R. Brent Maggio, et al. In this case, the State of Florida has accused multiple defendants of violating Florida’s False Claims Act. The Company, in its capacity as the manager of four nursing homes owned by Emerald Coast Healthcare, Inc. (“Emerald”), was named in the complaint, as amended, which accused the Company of making illegal kickback payments to R. Brent Maggio, Emerald’s sole shareholder, and fraudulently concealing such payments in the Medicaid cost reports filed by the nursing homes. At a hearing held April 25, 2001 in the Circuit Court of Leon County, Florida, the Court dismissed the State of Florida’s complaint in its entirety based on the State’s failure to plead false claims violations with sufficient particularity as required by law. On October 15, 2001, the State of Florida filed a second amended complaint against the same defendants. The second amended complaint also accused the Company of (i) receiving payment by mistake of fact, (ii) unjust enrichment and (iii) civil theft. At a hearing held January 31, 2002, the court granted the Company’s motion to dismiss the false claims count based on the State’s failure to state a cause of action, but did not grant motions to dismiss the equitable counts of unjust enrichment and payment by mistake, or the civil theft claim. The Company is appealing the judge’s decision. The Court ruling allowed the State of Florida to file a third amended complaint, which was filed on March 11, 2002. The Company filed a motion to dismiss, with prejudice, the State’s complaint. At a hearing on May 24, 2002, the Company’s motion was denied and the Company is currently proceeding with its defenses in the case. The Company believes that it has meritorious defenses in this case, and intends to vigorously pursue these defenses in litigation.

On August 5, 2002, Advocat Inc. (the “Company”) was served notice that the State of Arkansas was suing the Company and certain subsidiaries, including a nursing home operated in Eureka Springs, Arkansas. The State of Arkansas allegations against the Company and certain subsidiaries includes violation of the Arkansas Abuse of Adults Act and violation of the Arkansas Medicaid False Claims Act. These allegations are made with respect to a resident (designated in the complaint as “Resident #1”) of the Eureka Springs facility.

The Company believes that it has meritorious defenses in this case and will vigorously defend itself. The Company further notes that the Arkansas Department of Human Services — Office of Long Term Care conducted a thorough investigation of the care of Resident #1 and that the Office of Long Term Care issued no citations as a result of their investigation of Resident #1.

While the Company cannot currently predict with certainty the ultimate impact of the above cases on the Company’s financial condition, cash flows or results of operations, an unfavorable outcome in any of the lawsuits or any state or federal False Claims Act case could subject the Company to fines, penalties and damages. Moreover, the Company could be excluded from the Medicare, Medicaid or other federally-funded health care programs, which could have a material adverse impact on the Company’s financial condition, cash flows or results of operations.

Item 3. Defaults Upon Senior Securities.

The Company is not currently in compliance with certain covenants of its loan agreements and certain other indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of shareholders was held on May 30, 2002.

(b)	Matters voted upon at the meeting:

1. Election of Directors

Wallace E. Olson

For	5,127,733
Withheld	72,993
Eligible Shares	5,493,287

(Continuing directors include Charles W. Birkett, Edward G. Nelson, William C. O’Neil, Jr.)

Item 6. Exhibits and Reports on Form 8-K.

(a)	The exhibits filed as part of the report on Form 10-Q are listed in the Exhibit Index immediately following the signature page.

(b)	Reports on Form 8-K:

Form 8-K filed June 28, 2002 regarding the dismissal of independent accountants, Arthur Andersen, LLP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVOCAT INC.

August 14, 2002

	By:	/s/ William R. Council, III

William R. Council, III
Executive Vice-President, Secretary, Principal Financial Officer and Chief Accounting Officer and An Officer Duly Authorized to Sign on Behalf of the Registrant

Exhibit
Number	Description of Exhibits

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-76150 on Form S-1).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 33-76150 on Form S-1).

3.3	Amendment to Certificate of Incorporation dated March 23, 1995 (incorporated by reference to Exhibit A of Exhibit 1 to the Company’s Form 8-A filed March 30, 1995).

3.4	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.4 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company’s Registration Statement No. 33-76150 on Form S-1).

4.2	Rights Agreement dated March 13, 1995, between the Company and Third National Bank in Nashville (incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K dated March 13, 1995).

4.3	Summary of Shareholder Rights Plan adopted March 13, 1995 (incorporated by reference to Exhibit B of Exhibit 1 to Form 8-A filed March 30, 1995).

4.4	Rights Agreement of Advocat Inc. dated March 23, 1995 (incorporated by reference to Exhibit 1 to Form 8-A filed March 30, 1995).

4.5	Amended and Restated Rights Agreement dated as of December 7, 1998 (incorporated by reference to Exhibit 1 to Form 8-A/A filed December 7, 1998).

10.1	Lease Termination and Operations Transfer Agreement made and entered into as of the 31st day of March, 2002 by and between (i) Diversicare Assisted Living Services, Inc., a Tennessee corporation, and (ii) Guy S. Pierce, an individual, and any person or entity to whom the Agreement is assigned in accordance with Section 17 thereof.

10.2	FIRST AMENDMENT TO LEASE TERMINATION AND OPERATIONS TRANSFER AGREEMENT made and entered into as of the 31st day of May, 2002 by and between (i) DIVERSICARE ASSISTED LIVING SERVICES, INC., a Tennessee corporation and DIVERSICARE ASSISTED LIVING SERVICES NC, LLC, a Tennessee limited liability company and (ii) GUY S. PIERCE, an individual.

1