Form 10-Q
period 2002-09-30
ADVOCAT INC
filed 2002-11-14
CIK 919956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

CHECK ONE:

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2002

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

(Outstanding shares of the issuer’s common stock as of October 31, 2002)

Part I. FINANCIAL INFORMATION
INTERIM CONSOLIDATED BALANCE SHEETS
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
PART II — OTHER INFORMATION
SIGNATURES
Mutual Separation Agreement
Mutual Separation Agreement
Purchase and Sale Agreement
Second Amendment to Loan Agreement
Second Amendment to Loan Agreement
Second Amendment to Promissory Note
Second Amendment to Promissory Note

Part I. FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

ADVOCAT INC.

INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands and unaudited)

	September 30,	December 31,
	2002	2001

CURRENT ASSETS:
Cash and cash equivalents	$5,391	$3,426
Restricted cash	1,252	—
Receivables, less allowance for doubtful accounts of $2,869 and $5,493, respectively	12,799	15,693
Inventories	507	550
Prepaid expenses and other assets	2,182	2,111

Total current assets	22,131	21,780

PROPERTY AND EQUIPMENT, at cost	93,014	90,669
Less accumulated depreciation and amortization	(32,081)	(28,790)

Net property and equipment	60,933	61,879

OTHER ASSETS:
Deferred financing and other costs, net	421	565
Deferred lease costs, net	1,723	1,878
Assets held for sale or redevelopment	665	1,064
Investments in and receivables from joint ventures	2,183	2,500
Other	1,073	1,404

Total other assets	6,065	7,411

	$89,129	$91,070

(Continued)

ADVOCAT INC.

INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands and unaudited)
(Continued)

	September 30,	December 31,
	2002	2001

CURRENT LIABILITIES:
Current portion of long-term debt	$21,939	$25,006
Short-term debt	32,654	33,719
Trade accounts payable	6,843	8,409
Accrued expenses:
Payroll and employee benefits	5,438	5,482
Interest	375	179
Self-insurance reserves	7,463	7,894
Other	5,477	5,520

Total current liabilities	80,189	86,209

NONCURRENT LIABILITIES:
Long-term debt, less current portion	5,394	4,613
Self-insurance reserves, less current portion	22,920	14,335
Other	4,111	2,943

Total noncurrent liabilities	32,425	21,891

COMMITMENTS AND CONTINGENCIES
SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK
Authorized 600,000 shares, $.10 par value, 393,658 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively, at redemption value	3,762	3,589

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock, authorized 400,000 shares, $.10 par value, none issued and outstanding	—	—
Common stock, authorized 20,000,000 shares, $.01 par value, 5,493,000 issued and outstanding at September 30, 2002 and December 31, 2001	55	55
Paid-in capital	15,908	15,908
Accumulated deficit	(43,210)	(36,582)

Total shareholders’ deficit	(27,247)	(20,619)

	$89,129	$91,070

The accompanying notes are an integral part of these interim consolidated balance sheets.

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts, and unaudited)

	Three Months Ended September 30,

	2002	2001

REVENUES:
Patient revenues	$42,322	$41,882
Resident revenues	5,773	10,138
Management fees	669	768
Interest	35	53

Net revenues	48,799	52,841

EXPENSES:
Operating	40,889	51,154
Lease	3,797	5,177
General and administrative	3,472	3,498
Interest	1,012	1,311
Depreciation and amortization	1,368	1,433
Asset impairment and non-recurring charges	527	-0-

Total expenses	51,065	62,573

LOSS BEFORE INCOME TAXES	(2,266)	(9,732)
PROVISION FOR INCOME TAXES	132	118

NET LOSS	$(2,398)	$(9,850)

BASIC AND DILUTED LOSS PER SHARE:
Basic	$(0.44)	$(1.79)

Diluted	$(0.44)	$(1.79)

WEIGHTED AVERAGE SHARES:
Basic	5,493	5,493

Diluted	5,493	5,493

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands and unaudited)

	Nine Months Ended September 30,

	2002	2001

REVENUES:
Patient revenues	$124,208	$119,741
Resident revenues	23,589	30,745
Management fees	1,995	2,083
Interest	94	132

Net revenues	149,886	152,701

EXPENSES:
Operating	124,169	132,029
Lease	13,383	15,533
General and administrative	9,825	10,104
Interest	3,156	4,196
Depreciation and amortization	4,120	4,244
Asset impairment and non-recurring charges	1,591	-0-

Total expenses	156,244	166,106

LOSS BEFORE INCOME TAXES	(6,358)	(13,405)
PROVISION FOR INCOME TAXES	328	284

NET LOSS	$(6,686)	$(13,689)

BASIC AND DILUTED LOSS PER SHARE:
Basic	$(1.22)	$(2.49)

Diluted	$(1.22)	$(2.49)

WEIGHTED AVERAGE SHARES:
Basic	5,493	5,493

Diluted	5,493	5,493

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands and unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

NET LOSS	$(2,398)	$(9,850)	$(6,686)	$(13,689)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	(598)	(531)	91	(638)
Income tax (provision) benefit	215	191	(33)	230

	(383)	(340)	58	(408)

COMPREHENSIVE LOSS	$(2,781)	$(10,190)	$(6,628)	$(14,097)

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands and unaudited)

	Nine Months Ended September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,686)	$(13,689)
Items not involving cash:
Depreciation and amortization	4,120	4,244
Provision for doubtful accounts	370	2,618
Provision for self insured professional liability	10,200	16,235
Equity earnings in joint ventures	(131)	27
Amortization of deferred balances	314	371
Amortization of discount on non-interest bearing promissory note	11	200
Series B redeemable convertible preferred stock dividend	173	173
Provisions for leases in excess of cash payments	1,144	1,401
Lease termination and asset impairment charges	865	—
Changes in other assets and liabilities affecting operating activities:
Receivables	2,524	(1,963)
Inventories	—	197
Prepaid expenses and other assets	133	63
Trade accounts payable and accrued expenses	(3,507)	(4,955)

Net cash provided by operating activities	9,530	4,922

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(3,367)	(2,190)
Investment in TDLP	—	(609)
Exchange of Assets – TDLP	—	200
Mortgages receivable, net	44	(56)
Deposits and other deferred balances	—	0
Investment in and advances (to) from joint ventures, net	469	304
TDLP partnership distributions	—	200

Net cash used in investing activities	(2,854)	(2,151)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(1,365)	(1,921)
Net repayment of bank line of credit	(2,866)	(960)
Proceeds of debt issuance	832	—
Advances to TDLP, net	—	(1,063)
Increase in restricted cash	(1,252)	—
Financing costs	(60)	(449)

Net cash used in financing activities	(4,711)	(4,393)

(Continued)

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands and unaudited)
(continued)

	Nine Months Ended September 30,

	2002	2001

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$1,965	$(1,622)
CASH AND CASH EQUIVALENTS, beginning of period	3,426	4,496

CASH AND CASH EQUIVALENTS, end of period	$5,391	$2,874

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$2,546	$3,834

Cash payments (refunds) of income taxes, net	$192	$191

NON CASH TRANSACTIONS:

On August 30, 2001, the Company exchanged certain mortgage and other receivables for the assets and liabilities of Texas Diversicare Limited Partnership. See Note 5.

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002 AND 2001

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

As of September 30, 2002, the Company operates 100 facilities consisting of 63 nursing homes with 7,198 licensed beds and 37 assisted living facilities with 3,664 units. The Company owns 13 nursing homes, leases 34 others, and manages 16 nursing homes. The Company owns 16 assisted living facilities, leases eight others, and manages the remaining 13 assisted living facilities. The Company holds a minority interest in seven of these managed assisted living facilities. The Company operates 49 nursing homes and 16 assisted living facilities in the United States and 14 nursing homes and 21 assisted living facilities in Canada. The Company operates facilities in Alabama, Arkansas, Florida, Kentucky, North Carolina, Ohio, South Carolina, Tennessee, Texas, West Virginia and the Canadian provinces of Alberta, British Columbia, and Ontario.

During the third quarter of 2002, the Company retained the services of an investment banker consultant to seek alternatives to the Company’s capital structure. The Company paid this consultant approximately $153,000, which has been reflected as a component of non-recurring charges in the accompanying statement of operations.

During the third quarter of 2002, the Company entered into a letter of intent to enter into a merger agreement with another company. The Company incurred expenses of $363,000 in connection with this letter of intent, which have been reflected as a component of non-recurring charges in the accompanying statement of operations. Effective October 7, 2002, the Company terminated the letter of intent.

Effective April 30, 2002, the Company entered into a Lease Termination and Operations Transfer Agreement (the “Pierce Agreement”) with Pierce Management Group and related persons (collectively, “Pierce”), pursuant to which the 13 leases with the former principal owners or affiliates of Pierce were terminated. Effective May 31, 2002, the leases on two additional assisted living facilities were assumed by Pierce. As a result, the Company was relieved of its future obligations with respect to these 15 leases. Effective June 30, 2002, the Company terminated the lease on one additional assisted living facility. The Company is in a dispute with the owner of this property which will be the subject of an arbitration hearing in January 2003. The Company has accrued for the estimated costs associated with this arbitration hearing. The Company asserts that it was entitled to terminate the lease as a result of the landlord’s failure to correct construction defects at the facility. The Company seeks return of its $285,000 security deposit and cancellation of a $200,000 letter of credit. The landlord has asserted claims against the Company of $368,000 for unpaid rents. The Company incurred lease termination charges of approximately $660,000 and $11,000 in the second and third quarters of 2002, respectively, consisting of the remaining net book value of these 16 facilities and costs of completing the transaction. The Company is currently negotiating to terminate the lease of the remaining leased assisted living facility in the United States. It is expected that this transfer will occur during the fourth quarter.

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

2. BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The interim consolidated financial statements for the three and nine month periods ended September 30, 2002 and 2001, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all adjustments necessary to present fairly the financial position at September 30, 2002 and the results of operations for the three and nine month periods ended September 30, 2002 and 2001, and the cash flows for the nine month periods ended September 30, 2002 and 2001.

The results of operations for the three and nine month periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the entire respective years. These interim consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

The accompanying consolidated financial statements have been prepared assuming that Advocat will continue as a going concern. The Company has incurred operating losses in the three month and nine month periods ended September 30, 2002 and the years ended December 31, 2001, 2000 and 1999 and has limited resources available to meet its operating, capital expenditure and debt service requirements during 2002. The Company has a net working capital deficit of $58.1 million as of September 30, 2002. The Company has $32.7 million of matured or scheduled debt maturities during the next 12 months and is in default of certain debt covenants contained in other debt instruments. Beginning October 1, 2002, the Company’s Medicare reimbursement will be reduced by an estimated $387,000 per month, as a result of the expiration of legislation that temporarily increased Medicare reimbursement.

Effective March 9, 2001, the Company also obtained professional liability insurance coverage that, based on historical claims experience, could be substantially less than the claims that could be incurred during 2001 and 2002 and is less than the coverage required by certain of the Company’s debt and lease agreements. The ultimate payments on professional liability claims incurred as of September 30, 2002 and claims that could be incurred during the remainder of 2002 could require cash resources during 2002 that would be in excess of the Company’s available cash or other resources. The Company is also not in compliance with certain lease and debt agreements, including financial covenants, insurance requirements and other obligations, that allow the Company’s primary lessor the right to terminate the lease agreements and assume operating rights with respect to the leased properties and allow the holders of substantially all of the Company’s debt to assert default rates of interest and to demand immediate repayment. Although the Company does not anticipate that such demands will be made, the continued forbearance on the part of the Company’s primary lessor and lenders cannot be assured at this time. Accordingly, the Company has classified the related debt principal amounts as current liabilities in the accompanying consolidated financial statements as of September 30, 2002. Given that events of default exist under the Company’s working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances. At a minimum, the Company’s cash requirements during 2002 and 2003 include funding operations (including potential payments related to professional liability claims), capital expenditures, scheduled debt service, and working capital requirements. No assurance can be given that the Company will have sufficient cash to meet these requirements.

The majority of the Company’s lenders have the right to force immediate payment of outstanding debt. The Company’s matured or scheduled debt maturities during the next twelve months total $32.7 million. The existing defaults in the Company’s lease agreements covering a majority of its United States nursing facilities allows the lessor the right to terminate the lease agreements. The property and equipment, including leasehold improvements, related to these facilities total approximately $4.8 million as of September 30, 2002. Management continues to focus on efforts to increase revenues and to minimize future expense increases through the elimination of operating inefficiencies. Management will also attempt to minimize professional liability claims in future periods by vigorously defending itself against all such claims and through the additional supervision and training of staff employees. The Company is unable to predict if it will be successful in reducing operating losses, in negotiating waivers, amendments, or refinancings of outstanding debt, or if the Company will be able to meet any amended financial covenants in the future. Any demands for repayment by lenders, the inability to obtain waivers or refinance the related debt or the termination of the lease agreements would have a material adverse impact on the financial position, results of operations and cash flows of the Company. If the Company is unable to generate sufficient cash flow from its operations or successfully negotiate debt or lease amendments, the Company may have to explore a variety of other options, including but not limited to other sources of equity or debt financings, asset dispositions, or relief under the United States Bankruptcy Code. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern. The independent public accountant’s report on the Company’s financial statements at December 31, 2001 included a paragraph with regards to the uncertainties of the Company’s ability to continue as a going concern.

3. INSURANCE MATTERS

During the past five years, the long-term care profession in the United States has experienced a dramatic increase in claims related to alleged negligence in providing care to its patients — the Company is no exception in this regard. As a result, the Company has numerous liability claims and disputes outstanding for professional liability and other related issues. On June 22, 2001, a jury in Mena, Arkansas issued a verdict in a professional liability lawsuit against the Company totaling $78.425 million. The Company has appealed this verdict. As of September 30, 2002, the Company is engaged in 59 professional liability lawsuits, including 17, 18 and 7 in the states of Florida, Arkansas and Texas, respectively. The Company and its subsidiaries carry professional liability insurance up to certain limits for coverage of such claims. However, due to the increasing cost of claims against the Company and throughout the long-term care industry, the Company’s professional liability insurance premiums and deductible amounts increased substantially and coverage limits have decreased substantially during the period from 1999 to 2001.

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

For the policy years 1996 through March 9, 2000, the Company has already or expects to fully incur the aggregate deductible amount and has established reserves based on this expectation.

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

The Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $28,625,000 as of September 30, 2002. Such liabilities include estimates of legal costs. The Company believes that the $78.425 million monetary judgment, if upheld by the Arkansas Supreme Court (to which the judgment is currently under appeal), will be covered by insurance pursuant to the 1997 and 1998 insurance programs. Based on the expected insurance coverage, the judgment amount has not been accrued. The ultimate results of the Company’s professional liability claims and disputes are unknown at the present time.

In addition, the payment of professional liability claims by the Company’s insurance carriers is dependent upon the financial solvency of the individual carriers. The Company is aware that two of its insurance carriers providing coverage for prior years claims have either been declared insolvent or are currently under rehabilitation proceedings. Any future judgments or settlements above the Company’s per occurrence, per location or umbrella coverage or not covered by insurance due to the insolvency of the insurance carrier could have a material adverse impact on the Company’s financial position, cash flows and results of operations. In addition, the ultimate payment of professional liability claims accrued as of September 30, 2002 and claims that could be incurred during 2002 could require cash resources during 2002 that would be in excess of the Company’s available cash or other resources. These potential future payments could have a material adverse impact on the Company’s financial position and cash flows.

Effective July 1, 2002, the Company entered into a new program to provide workers compensation insurance for the majority of the Company’s employees in the United States. Under this program, the Company is self insured for the first $25,000 per incident, with a maximum aggregate out of pocket exposure of $1,600,000 during the one year term of the policy. The Company has a letter of credit of $1,252,000 securing its self insured obligations under this program. The letter of credit is secured by a certificate of deposit of $1,252,000, which is reflected as “restricted cash” in the accompanying balance sheet.

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

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

	2002	2001	2002	2001

Foreign currency items:
Beginning balance	$(494,000)	$(516,000)	$(935,000)	$(448,000)
Current period change, net of income tax	(383,000)	(340,000)	58,000	(408,000)

Ending balance	$(877,000)	$(856,000)	$(877,000)	$(856,000)

Positive amounts represent unrealized gains and negative amounts represent unrealized losses.

5. RECLASSIFICATIONS

Certain amounts in the 2001 interim financial statements have been reclassified to conform with the 2002 presentation.

6. ASSET IMPAIRMENT AND NONRECURRING CHARGES

The Company has recorded the following charges during the respective periods ended September 30, 2002:

	Three Months	Nine Months

Investment banker/consultant fees	$153,000	$153,000
Terminated merger expenses	363,000	363,000
Assets held for sale – write down to net estimated realizable value	—	404,000
Assisted living lease terminations	11,000	671,000

	$527,000	$1,591,000

During the third quarter of 2002, the Company retained the services of an investment banker consultant to seek alternatives to the Company’s capital structure.

During the third quarter of 2002, the Company entered into a letter of intent to enter into a merger agreement with another company. Effective October 7, 2002, the Company terminated the letter of intent. The Company incurred expenses of $363,000 in connection with this letter of intent, which have been reflected as a component of non-recurring charges in the accompanying statement of operations.

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

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

	2002	2001	2002	2001

Net revenues:
U.S. nursing homes	$41,188	$41,102	$121,248	$117,270
U.S. assisted living facilities	3,223	7,751	16,215	23,694
Canadian operation	4,388	3,981	12,416	11,727
Corporate	0	7	7	10

Total	$48,799	$52,841	$149,886	$152,701

Depreciation and amortization:
U.S. nursing homes	$828	$889	$2,482	$2,621
U.S. assisted living facilities	388	432	1,206	1,285
Canadian operation	135	94	379	284
Corporate	17	18	53	54

Total	$1,368	$1,433	$4,120	$4,244

Operating income (loss):
U.S. nursing homes	$(968)	$(8,427)	$(1,944)	$(10,544)
U.S. assisted living facilities	(661)	(1,085)	(1,932)	(1,951)
Canadian operation	628	553	1,551	1,331
Corporate	(738)	(773)	(2,442)	(2,241)

Total	$(1,739)	$(9,732)	$(4,767)	$(13,405)

	September 30,	December 31,
	2002	2001

Long-lived assets:
U.S. nursing homes	$25,787	$26,807
U.S. assisted living facilities	28,002	29,760
Canadian operation	12,600	12,016
Corporate	609	707

Total	$66,998	$69,290

Total assets:
U.S. nursing homes	$58,191	$53,665
U.S. assisted living facilities	28,635	30,912
Canadian operation	19,124	17,183
Corporate	2,448	1,415
Eliminations	(19,269)	(12,105)

Total	$89,129	$91,070

8. EVENTS SUBSEQUENT TO SEPTEMBER 30, 2002

Effective October 1, 2002, the Company closed on the sale of a nursing facility located in Florida. The net proceeds of approximately $380,000 were used to repay outstanding bank debt. The transaction is not expected to result in a significant gain or loss.

Effective October 18, 2002, the Company announced the retirement of its Chairman/Chief Executive Officer and the resignation of its Chief Operating Officer. The Company agreed to pay these executives $735,000 in severance and separation benefits and in settlement of existing employment agreements with these executives. The Company will record a charge for these expenditures in the fourth quarter of 2002.

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

As of September 30, 2002, the Company operates 100 facilities, consisting of 63 nursing homes with 7,198 licensed beds and 37 assisted living facilities with 3,664 units. In comparison, at September 30, 2001, the Company operated 120 facilities composed of 64 nursing homes containing 7,230 licensed beds and 56 assisted living facilities containing 5,453 units. As of September 30, 2002, the Company owns 13 nursing homes, leases 34 others and manages the remaining 16 nursing homes. Additionally, the Company owns 16 assisted living facilities, leases eight others and manages the remaining 13 assisted living facilities. The Company holds a minority interest in seven of these managed assisted living facilities. The Company operates 49 nursing homes and 16 assisted living facilities in the United States and 14 nursing homes and 21 assisted living facilities in Canada.

Effective April 30, 2002, the Company entered into a Lease Termination and Operations Transfer Agreement (the “Pierce Agreement”) with Pierce Management Group and related persons (collectively, “Pierce”), pursuant to which the 13 leases with the former principal owners or affiliates of Pierce were terminated. Effective May 31, 2002, the leases on two additional assisted living facilities were assumed by Pierce. As a result, the Company was relieved of its future obligations with respect to these 15 leases. Effective June 30, 2002, the Company terminated the lease on one additional assisted living facility. The Company is in a dispute with the owner of this property which will be the subject of an arbitration hearing in January 2003. The Company has accrued for the estimated costs associated with this arbitration hearing. The Company incurred lease termination charges of approximately $671,000 in the second and third quarters of 2002, consisting of the remaining net book value of these facilities and costs of completing the transaction. The Company is currently negotiating to terminate the lease of the remaining leased assisted living facility in the United States. It is expected that this transfer will occur during the fourth quarter.

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

Self-Insurance Reserves

Self insurance reserves primarily represent the accrual for self insured risks associated with general and professional liability claims, employee health insurance and workers compensation. The self insurance reserves include a liability for reported claims and estimates for incurred but unreported claims. The Company’s policy with respect to a significant portion of the general and professional liability claims is to use an actuary to support the estimates recorded for the development of known claims and incurred but unreported claims. The Company’s health insurance reserve is based on known claims incurred and an estimate of incurred but unreported claims determined by an analysis of historical claims paid. The Company’s workers compensation reserve includes periods of self insurance prior to May 1997, consisting only of known claims incurred, and a self insurance program that began July 1, 2002. The workers compensation reserve is based on an estimate of the future costs to be incurred for the known claims. Expected insurance coverages are reflected as a reduction of the reserves. The self insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified.

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

Under the current law, Medicare reimbursements for nursing facilities were scheduled to be reduced by as much as 17% at the end of the Federal Government’s fiscal year (September 30, 2002), with the expiration of several temporary payment increases enacted as part of the 1999 and 2000 Medicare enhancement bills. On April 23, 2002, the Health and Human Services Secretary announced that CMS would leave in place the current prospective payment patient classification system for skilled nursing facilities, reducing the scheduled Medicare reductions by approximately one-half. Two other temporary payment increases expired October 1, 2002. As of November 14, 2002, Congress has failed to extend these temporary payment increases. As a result, beginning October 1, 2002, the Company’s Medicare reimbursement has be reduced by an estimated $387,000 per month, as a result of the expiration of temporary add-on legislation. It is possible that Congress will act to restore these payment increases with a retroactive effective date. The Company’s annual revenue and cash flow reduction as a result of the expiration of the temporary impact is estimated to be approximately $4.6 million, based on the Medicare census and patient RUG levels experienced by the Company during the first nine months of 2002. The actual impact is dependent on the Company’s Medicare census and patient RUG levels. Partially offsetting this decrease, CMS has announced a Medicare rate increase of approximately 2.6% to be effective October 1, 2002. The impact of this increase is estimated to be approximately $1.1 million on an annual basis.

During 1999, 2000 and 2001, the Company experienced certain adverse regulatory issues with respect to certain facilities, including a decertification from the Medicare and Medicaid programs during 2000. The Company also continued to experience the increased regulatory scrutiny that has been exerted on the industry in the form of increased fines and penalties.

Self-Insurance Reserves

During the past five years, the long-term care profession in the United States has experienced a dramatic increase in claims related to alleged negligence in providing care to its patients — the Company is no exception in this regard. As a result, the Company has numerous liability claims and disputes outstanding for professional liability and other related issues. On June 22, 2001, a jury in Mena, Arkansas issued a verdict in a professional liability lawsuit against the Company totaling $78.425 million. The Company has appealed the verdict. As of September 30, 2002, the Company is engaged in 59 professional liability lawsuits, including 17, 18 and 7 in the states of Florida, Arkansas and Texas, respectively. The Company and its subsidiaries carry professional liability insurance up to certain limits for coverage of such claims. However, the insurance coverage limits available to the Company has declined significantly beginning in 1999. Based on the insurance coverage in effect at the time of the Mena claim, the verdict amount has not been accrued. However, due to the increasing cost of claims against the both Company and throughout the long-term care profession in general, the Company’s professional liability insurance premiums and deductible amounts increased substantially and insurance coverage limits decreased substantially during 1999, 2000 and 2001.

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

For the policy years 1996 through March 31, 2000, the Company has already or expects to fully incur the aggregate deductible amount and has established reserves based on this expectation.

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

The Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $28,625,000 as of September 30, 2002. Such liabilities include estimates of legal costs. The Company believes that the $78.425 million monetary judgment, if upheld by the Arkansas State Supreme Court, will be covered by insurance pursuant to the 1997 and 1998 insurance programs. Based on the insurance coverage in effect at the time of the Mena claim, the verdict amount has not been accrued. The ultimate results of the Company’s professional liability claims and disputes are unknown at the present time.

In addition, the payment of professional liability claims by the Company’s insurance carriers is dependent upon the financial solvency of the individual carriers. The Company is aware that two of its insurance carriers providing coverage for prior years claims have either been declared insolvent or are currently under rehabilitation proceedings. Any future judgments or settlements above the Company’s per occurrence, per location or umbrella coverage or not covered by insurance due to the insolvency of the insurance carrier could have a material adverse impact on the Company’s financial position, cash flows and results of operations. In addition, the ultimate payment of professional liability claims accrued as of September 30, 2002 and claims that could be incurred during 2002 could require cash resources during 2002 that would be in excess of the Company’s available cash or other resources. These potential future payments could have a material adverse impact on the Company’s financial position and cash flows.

With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. Prior to that time, the Company was self-insured for the first $250,000, on a per claim basis, for workers’ compensation claims in a majority of its United States nursing facilities. However, the insurance carrier providing coverage above the Company’s self insured retention has been declared insolvent by the applicable state insurance agency. As a result, the Company is completely self insured for workers compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. Effective July 1, 2002, the Company entered into a new program to provide workers compensation insurance for the majority of the Company’s employees in the United States. Under this program, the Company is self insured for the first $25,000 per incident, with a maximum aggregate out of pocket exposure of $1,600,000 during the one year term of the policy. The Company has a letter of credit of $1,252,000 securing its self insured obligations under this program. The letter of credit is secured by a certificate of deposit of $1,252,000, which is reflected as “restricted cash” in the accompanying balance sheet. The Company has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate as of June 30, 2002. The differences between actual settlements and reserves are included in expense in the year finalized.

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

Recently, government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of fraud and abuse statutes and regulations. Violations of these laws and regulations could result in exclusion from government health care programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time. The Company is currently a defendant in a pending false claims action, as described in Part 2., OTHER INFORMATION – Item 2., Legal Proceedings.

During 2000 and 2001, the Company also experienced the increased regulatory scrutiny that has been exerted on the industry in the form of increased fines and penalties. During 2000, one of the Company’s facilities in Texas was decertified from the Medicaid and Medicare programs.

Contractual Obligations and Commercial Commitments

The Company has certain contractual obligations as of September 30, 2002, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

		Less than	1 to 3	4 to 5	After
Contractual Obligations	Total	1 year	Years	Years	5 Years

Long-Term Debt	$27,333	$435	$14,058	$11,469	$1,371
Short-Term Debt	$32,654	$32,654	$0	$0	$0
Series B Preferred Stock	$3,762	$0	$0	$0	$3,762
Operating Leases	$203,444	$11,257	$21,562	$20,535	$150,090

The Company has employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.0 times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change of control of the Company (as defined). The maximum contingent liability under these agreements is approximately $1.0 million. In addition, upon the occurrence of any triggering event, certain executives may elect to require the Company to purchase options granted to them for a purchase price equal to the difference in the fair market value of the Company’s common stock at the date of termination versus the stated option exercise price. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by the employee or the Company.

Effective October 18, 2002, the Company announced the retirement of its Chairman/Chief Executive Officer and the resignation of its Chief Operating Officer. The Company agreed to pay these executives $735,000 in severance and separation benefits and in settlement of existing employment agreements with these executives. The Company will record a charge for these expenditures in the fourth quarter of 2002.

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

Results of Operations

The following tables present the unaudited interim statements of operations and related data for the three and nine months ended September 30, 2002 and 2001.

	Three Months Ended September 30,

(in thousands)	2002	2001	Change	%

REVENUES:
Patient revenues	$42,322	$41,882	$440	1.1
Resident revenues	5,773	10,138	(4,365)	(43.1)
Management fees	669	768	(99)	(12.9)
Interest	35	53	(18)	(34.0)

Net revenues	48,799	52,841	(4,042)	(7.6)

EXPENSES:
Operating	40,889	51,154	(10,265)	(20.1)
Lease	3,797	5,177	(1,380)	(26.7)
General and administrative	3,472	3,498	(26)	(0.7)
Interest	1,012	1,311	(299)	(22.8)
Depreciation and amortization	1,368	1,433	(65)	(4.5)
Non-recurring charges	527	-0-	527	100.0

Total expenses	51,065	62,573	(11,508)	(18.4)

LOSS BEFORE INCOME TAXES	(2,266)	(9,732)	7,466
INCOME TAX PROVISION	132	118	14

NET LOSS	$(2,398)	$(9,850)	$7,452

	Nine months Ended September 30,

(in thousands)	2002	2001	Change	%

REVENUES:
Patient revenues	$124,208	$119,741	$4,467	3.7
Resident revenues	23,589	30,745	(7,156)	(23.3)
Management fees	1,995	2,083	(88)	(4.2)
Interest	94	132	(38)	(28.8)

Net revenues	149,886	152,701	(2,815)	(1.8)

EXPENSES:
Operating	124,169	132,029	(7,860)	(6.0)
Lease	13,383	15,533	(2,150)	(13.8)
General and administrative	9,825	10,104	(279)	(2.8)
Interest	3,156	4,196	(1,040)	(24.8)
Depreciation and amortization	4,120	4,244	(124)	(2.9)
Asset Impairment and non-recurring charges	1,591	-0-	1,591	100.0

Total expenses	156,244	166,106	(9,862)	(5.9)

LOSS BEFORE INCOME TAXES	(6,358)	(13,405)	7,047
PROVISION FOR INCOME TAXES	328	284	44

NET LOSS	$(6,686)	$(13,689)	$7,003

Percentage of Net Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

REVENUES:
Patient revenues	86.7%	79.2%	82.8%	78.4%
Resident revenues	11.8	19.2	15.7	20.1
Management fees	1.4	1.5	1.4	1.4
Interest	0.1	0.1	0.1	0.1

Net revenues	100.0	100.0	100.0	100.0

OPERATING EXPENSES:
Operating	83.8	96.8	82.8	86.5
Lease	7.8	9.8	8.9	10.2
General and administrative	7.1	6.6	6.5	6.6
Interest	2.0	2.5	2.1	2.7
Depreciation and amortization	2.8	2.7	2.8	2.8
Asset impairment and non-recurring charges	1.1	0.0	1.0	0.0

Total expenses	104.6	118.4	104.2	108.8

LOSS BEFORE INCOME TAXES	(4.6)	(18.4)	(4.2)	(8.8)
PROVISION FOR INCOME TAXES	0.3	0.2	0.2	0.2

NET LOSS	(4.9)%	(18.6)%	(4.4)%	(9.0)%

Three Months Ended September 30, 2002 Compared With Three Months Ended September 30, 2001

The following discussion is significantly impacted by termination of leases on 15 assisted living properties during the second quarter. Effective April 30, 2002, the Company entered into a Lease Termination and Operations Transfer Agreement (the “Pierce Agreement”) with Pierce Management Group and related persons (collectively, “Pierce”), pursuant to which the 13 leases with the former principal owners or affiliates of Pierce were terminated. Effective May 31, 2002, the leases on two additional assisted living facilities were assumed by Pierce. As a result, the Company was relieved of its future obligations with respect to these 15 leases. The Company incurred a write-down of approximately $11,000 in the third quarter of 2002. The Company is currently negotiating a similar return of the remaining leased assisted living facility in the United States. It is expected that this transfer will occur during the fourth quarter. In addition, the Company terminated leases on two nursing homes during the fourth quarter of 2001.

Revenues. Net revenues decreased to $48.8 million in 2002 from $52.8 million in 2001, a decrease of $4.0 million, or 7.6%. Patient revenues increased to $42.3 million in 2002 from $41.9 million in 2001, an increase of $440,000, or 1.1%. The increase in patient revenues is due to increased Medicare utilization, Medicare rate increases which became effective in October 2001 and increased Medicaid rates in certain states, partially offset by a 2.0% decline in census in 2002 as compared to 2001 and the nursing home lease terminations during the fourth quarter of 2001. As a percent of total census in the United States, Medicare days increased to 9.5% in 2002 from 9.1% in 2001. As a percent of patient revenues, Medicare increased to 24.5% in 2002 from 20.8% in 2001, while Medicaid and similar programs decreased to 62.7% from 67.3% in 2001.

Resident revenues decreased to $5.8 million in 2002 from $10.1 million in 2001, a decrease of $4.3 million, or 43.1%. This decline is primarily attributable to the assisted living facility lease terminations, which resulted in reduced revenue of approximately $4.6 million.

Ancillary service revenues, prior to contractual allowances, increased to $7.2 million in 2002 from $5.7 million in 2001, an increase of $1.5 million, or 26.7%. The increase is primarily attributable to increased Medicare census, partially offset by the nursing home closures in the fourth quarter of 2001 and reductions in revenue availability under Medicare, and is consistent with the Company’s expectations. Although the $1,500 per patient annual ceiling has now been lifted for a two year period on physical, speech and occupational therapy services, the impact of the relief is not expected to be sufficient to offset the substantial losses that have been incurred by the Company and the long-term care industry from the provision of therapy services. The ultimate effect on the Company’s operations cannot be predicted at this time because the extent and composition of the ancillary cost limitations are subject to change.

Management fee revenue decreased to $669,000 in 2002 from $768,000 in 2001, a decrease of $99,000, or 12.9%. A management contract covering four nursing facilities includes a defined calculation of the “priority of distribution”, which determines the amount of management fees which may be earned by the Company. The Company’s management fee is the lesser of 6% of facility revenues or the amount determined by the priority of distribution calculation. The reduction in management fee revenue is as a result of increased operating costs of these facilities, including primarily salaries and wages.

Operating Expense. Operating expense decreased to $40.9 million in 2002 from $51.2 million in 2001, a decrease of $10.3 million, or 20.1%. As a percent of patient and resident revenues, operating expense decreased to 85.0% in 2002 from 98.3% in 2001. The decrease in operating expenses is primarily attributable to a reduction in bad debt and professional liability expense and the assisted living and nursing home lease terminations. Partially offsetting these decreases are cost increases related to wages, nursing and ancillary expenses to support the increased Medicare utilization. The largest component of operating expenses is wages, which decreased to $22.7 million in 2002 from $23.6 million in 2001, a decrease of $915,000, or 3.9%. This decrease is primarily attributable to reduced costs associated with reduced Medicaid census and the assisted living and nursing home lease terminations. Partially offsetting this decrease, the Company experienced an increase in wages as a result of the increased Medicare census and competitive labor markets in most of the areas in which the Company operates. The Company’s professional liability costs for United States nursing homes and assisted living facilities, including insurance premiums and reserves for self-insured claims, decreased to $2.9 million in 2002 from $10.5 million in 2001, a decrease of $7.6 million or 72.4%. The 2001 professional liability expense included a one-time charge of $8.7 million, recorded based on an actuarial review and reflecting the effects of additional claims and higher settlements per claim. The 2002 professional liability cost includes cash and non-cash charges recorded based on current actuarial reviews. The actuarial reviews include estimates of known claims and a prediction of claims that may have occurred, but have not yet been reported to the Company.

Lease Expense. Lease expense decreased to $3.8 million in 2002 from $5.2 million in 2001, a decrease of $1.4 million, or 26.7%. The decrease in lease expense is primarily attributable to the assisted living lease terminations. Partially offsetting this decrease, the majority of the Company’s lease agreements include annual adjustments generally tied to inflation.

General and Administrative Expense. General and administrative expense totaled approximately $3.5 million in both 2002 and 2001. As a percent of total net revenues, general and administrative expense increased to 7.1% in 2002 from 6.6% in 2001. This increase is attributable to the reduced revenues as a result of the lease terminations.

Interest Expense. Interest expense decreased to $1.0 million in 2002 from $1.3 million in 2001, a decrease of $299,000, or 22.8%. The decrease is attributable to interest rate reductions on the Company’s variable rate debt and a decrease in 2002 in the Company’s average outstanding debt balance.

Depreciation and Amortization. Depreciation and amortization expenses totaled approximately $1.4 million in both 2002 and 2001.

Lease Termination and Asset Impairment Charges. The Company has recorded the following charges during the third quarter of 2002:

Investment banker/consultant fees	$153,000
Terminated merger expenses	363,000
Assisted living lease termination	11,000

$527,000

Loss Before Income Taxes; Net Loss; Loss Per Share. As a result of the above, the loss before income taxes was $2.3 million in 2002 as compared to $9.7 million in 2001, a decrease of $7.4 million. The income tax provision in 2002 and 2001 relate to provincial taxes in Canada. Net loss was $2.4 million in 2002 as compared to $9.9 million in 2001, a decrease of $7.5 million. The basic and diluted loss per share were $0.44 each in 2002 as compared to $1.79 each in 2001.

Nine Months Ended September 30, 2002 Compared With Nine Months Ended September 30, 2001

The following discussion is significantly impacted by termination of leases on 15 assisted living properties during the second quarter. Effective April 30, 2002, the Company entered into a Lease Termination and Operations Transfer Agreement (the “Pierce Agreement”) with Pierce Management Group and related persons (collectively, “Pierce”), pursuant to which the 13 leases with the former principal owners or affiliates of Pierce were terminated. Effective May 31, 2002, the leases on two additional assisted living facilities were assumed by Pierce. As a result, the Company was relieved of its future obligations with respect to these 15 leases. The Company incurred a write-down of approximately $671,000 during the nine months ended September 30, 2002, consisting of the remaining net book value of these facilities and costs of completing the transaction. The Company is currently negotiating a similar return of the remaining leased assisted living facility in the United States. It is expected that this transfer will occur during the fourth quarter. In addition, the Company terminated leases on two nursing homes during the fourth quarter of 2001.

Revenues. Net revenues decreased to $149.9 million in 2002 from $152.7 million in 2001, a decrease of $2.8 million, or 1.8%. Patient revenues increased to $124.2 million in 2002 from $119.7 million in 2001, an increase of $4.5 million, or 3.7%. The increase in patient revenues is due to increased Medicare utilization, Medicare rate increases at several facilities which became effective in October 2001 and increased Medicaid rates in certain states, partially offset by a 1.3% decline in census in 2002 as compared to 2001 and the nursing home lease terminations during the fourth quarter of 2001. As a percent of total census in the United States, Medicare days increased to 10.2% in 2002 from 8.3% in 2001. As a percent of patient revenues, Medicare increased to 26.0% in 2002 from 21.7% in 2001 while Medicaid and similar programs decreased to 61.3% from 65.5% in 2001.

Resident revenues decreased to $23.6 million in 2002 from $30.7 million in 2001, a decrease of $7.1 million, or 23.3%. This decline is primarily attributable to the assisted living facility lease terminations, which resulted in reduced revenue of approximately $7.4 million.

Ancillary service revenues, prior to contractual allowances, increased to $21.1 million in 2002 from $15.8 million in 2001, an increase of $5.3 million or 33.2%. The increase is primarily attributable to increased Medicare census, partially offset by the nursing home lease terminations in the fourth quarter of 2002 and reductions in revenue availability under Medicare and is consistent with the Company’s expectations. Although the $1,500 per patient annual ceiling has now been lifted for a two year period on physical, speech and occupational therapy services, the impact of the relief is not expected to be sufficient to offset the substantial losses that have been incurred by the Company and the long-term care industry from the provision of therapy services. The ultimate effect on the Company’s operations cannot be predicted at this time because the extent and composition of the ancillary cost limitations are subject to change.

Management fee revenue decreased to $2.0 million in 2002 from $2.1 million in 2001, a decrease of $88,000, or 4.2%. A management contract covering four nursing facilities includes a defined calculation of the “priority of distribution”, which determines the amount of management fees which may be earned by the Company. The Company’s management fee is the lesser of 6% of facility revenues or the amount determined by the priority of distribution calculation. The reduction in management fee revenue is as a result of increased operating costs of these facilities, including primarily salaries and wages.

Operating Expense. Operating expense decreased to $124.2 million in 2002 from $132.0 million in 2001, a decrease of $7.8 million, or 6.0%. As a percent of patient and resident revenues, operating expense decreased to 84.0% in 2002 from 87.7% in 2001. The decrease in operating expense is primarily attributable to a reduction in bad debt and professional liability expenses and the assisted living and nursing home lease terminations. Partially offsetting these decreases are cost increases related to wages, nursing and ancillary expenses to support the increased Medicare utilization. The largest component of operating expenses is wages, which increased to $66.4 million in 2002 from $66.0 million in 2001, an increase of $333,000, or 0.5%. The increase in wages is due to competitive labor markets in most of the areas in which the Company operates, partially offset by reduced costs associated with reduced Medicaid census, the nursing home lease terminations in the fourth quarter of 2001 and the assisted living facility terminations. The Company’s professional liability costs for United States nursing homes and assisted living facilities, including insurance premiums and reserves for self-insured claims, decreased to $10.2 million in 2002 from $14.5 million in 2001, a decrease of $4.3 million, or 29.3%. The 2001 professional liability expense included a one-time charge of $8.7 million, recorded based on an actuarial review and reflecting the effects of additional claims and higher settlements per claim. The 2002 professional liability cost includes cash and non-cash charges recorded based on current actuarial reviews, including the recent effects of additional claims and higher settlements per claim. The actuarial reviews include estimates of known claims and a prediction of claims that may have occurred, but have not yet been reported to the Company.

Lease Expense. Lease expense decreased to $13.4 million in 2002 from $15.5 million in 2001, a decrease of $2.1 million, or 13.8%. The decrease in lease expense is primarily attributable to the assisted living lease terminations. Partially offsetting this decrease, the majority of the Company’s lease agreements include annual adjustments generally tied to inflation.

General and Administrative Expense. General and administrative expense decreased to $9.8 million in 2002 from $10.1 million in 2001, a decrease of $279,000, or 2.8%. As a percent of total net revenues, general and administrative expense decreased to 6.5% in 2002 from 6.6% in 2001. The decrease is attributable to various corporate expenses, lower workers compensation audit premiums and a reduction in travel and entertainment in 2002, partially offset by increases in salaries and wages and legal costs.

Interest Expense. Interest expense decreased to $3.2 million in 2002 from $4.2 million in 2001, a decrease of $1,040,000, or 24.8%. The decrease is attributable to interest rate reductions on the Company’s variable rate debt and a decrease in 2002 in the Company’s average outstanding debt balance.

Depreciation and Amortization. Depreciation and amortization expenses decreased to $4.1 million in 2002 from $4.2 million in 2001, a decrease of $124,000, or 2.9%

Lease Termination and Asset Impairment Charges. The Company has recorded the following charges during the nine months ended September 30, 2002:

Investment banker/consultant fees	$153,000
Terminated merger expenses	363,000
Assets held for sale – write down to net realizable value	404,000
Assisted living lease termination	671,000

$1,591,000

Loss Before Income Taxes; Net Loss; Loss Per Share. As a result of the above, the loss before income taxes was $6.4 million in 2002 as compared to $13.4 million in 2001, a decrease of $7.0 million. The income tax provision in 2002 and 2001 relate to provincial taxes in Canada. Net loss was $6.7 million in 2002 as compared to $13.7 million in 2001, a decrease of $7.0 million. The basic and diluted loss per share were $1.22 each in 2002 as compared to $2.49 each in 2001.

Liquidity and Capital Resources

At September 30, 2002, the Company had negative working capital of $58.1 million and a current ratio of 0.28, compared with negative working capital of $64.4 million and a current ratio of 0.25 at

December 31, 2001. The Company has incurred losses during 2002, 2001, and 2000 and has limited resources available to meet its operating, capital expenditure and debt service requirements during 2002 and 2003.

Certain of the Company’s debt agreements contain various financial covenants, the most restrictive of which relate to current ratio requirements, tangible net worth, cash flow, net income (loss), required insurance coverages, and limits on the payment of dividends to shareholders. As of September 30, 2002, the Company was not in compliance with certain of the financial covenants contained in the Company’s debt and lease agreements. The Company has not obtained waivers of the non-compliance. Cross-default or material adverse change provisions contained in the debt agreements allow the holders of substantially all of the Company’s debt to demand immediate repayment. The Company would not be able to repay this indebtedness if the applicable lenders demanded repayment. Although the Company does not anticipate that such demand will be made, the continued forbearance on the part of the Company’s lenders cannot be assured at this time. Given that events of default exist under the Company’s working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances.

Based on regularly scheduled debt service requirements, the Company has a total of $32.7 million of debt that must be repaid or refinanced during the next twelve months. As a result of these maturities, covenant non-compliance and other cross-default provisions, the Company has classified a total of $54.6 million of debt as current liabilities as of September 30, 2002.

An event of default under the Company’s debt agreements could lead to actions by the lenders that could result in an event of default under the Company’s lease agreements covering a majority of its United States nursing facilities. Should such a default occur in the related lease agreements, the lessor would have the right to terminate the lease agreements and assume operating rights with respect to the leased properties. The net book value of property and equipment, including leasehold improvements, related to these facilities total approximately $4.8 million as of September 30, 2002.

Beginning October 1, 2002, the Company’s Medicare reimbursement will be reduced by an estimated $387,000 per month, as a result of the expiration of temporary add-on legislation (See “Medicare Reimbursement”). Management continues to focus on efforts to increase revenues and to minimize future expense increases through the elimination of excess operating costs. Management will also attempt to minimize professional liability claims in the future periods by vigorously defending it against all such claims and through the additional supervision and training of staff employees. The Company is unable to predict if it will be successful in reducing operating losses, in negotiating waivers, amendments, or refinancings of outstanding debt, or if the Company will be able to meet any amended financial covenants in the future. Any demands for repayment by lenders, the inability to obtain waivers or refinance the related debt, or the termination of the lease agreements would have a material adverse impact on the financial position, results of operations and cash flows of the Company. If the Company is unable to generate sufficient cash flow from its operations or successfully negotiate debt or lease amendments, the Company may have to explore a variety of other options, including but not limited to other sources of equity or debt financings, asset dispositions, or relief under the United States Bankruptcy Code. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern. The independent public accountant’s report on the Company’s financial statements at December 31, 2001 included a paragraph with regards to the uncertainties of the Company’s ability to continue as a going concern.

As of September 30, 2002, the Company had no drawings under its working capital line of credit. The total maximum outstanding balance of the working capital line of credit, including letters of credit outstanding, is $4,500,000. Of the total $4,500,000 of maximum availability, $1,000,000 is limited to certain maximum time period restrictions. There are certain additional restrictions based on certain borrowing base restrictions. As of September 30, 2002 the Company had $200,000 of letters of credit outstanding with the same bank lender, which further reduce the maximum available amount outstanding under the working capital line of credit. As of September 30, 2002, the Company had total additional borrowing availability of $4,300,000 under its working capital line of credit. The working capital line of credit matures January 2004 with interest at either LIBOR plus 2.50% or the bank’s prime rate plus .50% (up to a maximum of 9.50%).

Effective March 9, 2001, the Company has obtained professional liability insurance coverage that, based on historical claims experience, could be substantially less than the claims that could be incurred during 2001 and 2002 and is less than the coverage required by certain of the Company’s debt and lease agreements. The ultimate payments on professional liability claims accrued as of September 30, 2002 and claims that could be incurred during 2002 could require cash resources during 2002 that would be in excess of the Company’s available cash or other resources.

Net cash provided by operating activities totaled $9.5 million and $4.9 million for the nine month periods ended September 30, 2002 and 2001, respectively. These amounts primarily represent the cash flows from net operations plus changes in non-cash components of operations and by working capital changes.

Net cash used in investing activities totaled $2.9 million and $2.2 million for the nine months periods ended September 30, 2002 and 2001, respectively. These amounts primarily represent purchases of property plant and equipment and investments in and advances to joint ventures. The Company has used between $2.4 million and $4.4 million for capital expenditures in the three calendar years ending December 31, 2001. Substantially all such expenditures were for facility improvements and equipment, which were financed principally through working capital. For the year ended December 31, 2002, the Company anticipates that capital expenditures for improvements and equipment for its existing facility operations will be approximately $4.2 million, including $1.0 million for non-routine projects. For the nine months ended September 30, 2002 and 2001, the Company received distributions pertaining to joint ventures in the amount of $469,000 and $304,000, respectively.

Net cash used in financing activities totaled $4.7 million and $4.4 million for the nine month periods ended September 30, 2002 and 2001, respectively. The net cash used in financing activities primarily represents net proceeds from issuance and repayment of debt.

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

Accounts receivable attributable to the provision of patient and resident services at September 30, 2002 and December 31, 2001, totaled $14.5 million and $20.5 million, respectively, representing approximately 27 and 37 days in accounts receivable, respectively. Accounts receivable from the provision of management services were $805,000 and $578,000 at September 30, 2002 and December 31, 2001, respectively representing approximately 110 and 71 days in accounts receivable, respectively. The allowance for bad debt was $2.9 million and $5.5 million at September 30, 2002 and December 31, 2001, respectively.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” effective for fiscal years beginning after June 15, 2002. SFAS 143 requires that a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company does not expect the future adoption of SFAS 143 to have a material effect on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The Statement changes the measurement and timing of recognition for exit costs, including restructuring charges. The Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the Board in this Statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. The Statement is effective for any such activities initiated after December 31, 2002. It has no effect on charges recorded for exit activities begun prior to this date. The adoption of this statement is not anticipated to have a material effect on the Company’s financial position or results of operations.

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

PART II — OTHER INFORMATION

Item 2. Legal Proceedings.

As of September 30, 2002, the Company is engaged in 59 professional liability lawsuits, including 17, 18 and 7 in the states of Florida, Arkansas and Texas, respectively. On June 22, 2001, a jury in Mena, Arkansas issued a verdict in a professional liability lawsuit against the Company totaling $78.425 million. The Company has appealed the verdict. The Company and its subsidiaries carry professional liability insurance up to certain limits for coverage of such claims. However, due to the increasing cost of claims against the Company and throughout the long-term care industry, the Company’s professional liability insurance premiums and deductible amounts increased substantially and coverage limits have decreased substantially during the period from 1999 to 2002.

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

The Company believes that it has meritorious defenses in this case and will vigorously defend itself. The Company further notes that the Arkansas Department of Human Services – Office of Long Term Care conducted a thorough investigation of the care of Resident #1 and that the Office of Long Term Care issued no citations as a result of their investigation of Resident #1.

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

Item 4. Controls and Procedures

The Company maintain a rigorous set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s principal executive and financial officer has evaluated our disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and has determined that such disclosure controls and procedures are effective. Subsequent to this evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 6. Exhibits and Reports on Form 8-K.

(a)	The exhibits filed as part of the report on Form 10-Q are listed in the Exhibit Index immediately following the signature page.

(b)	Reports on Form 8-K:

Form 8-K filed on September 3, 2002 indicating that the Company’s Board of Directors had selected BDO Seidman LLP as its principal accountants.

Form 8-K filed on September 5, 2002 announcing a fire in a facility managed by a subsidiary of Advocat.

Form 8-K filed on October 18, 2002 announcing the retirement of the Company’s Chairman/Chief Executive Officer and the resignation of its Chief Operating Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVOCAT INC.

November 14, 2002	By:	/s/ William R. Council, III William R. Council, III Principal Executive and Financial Officer and Chief Accounting Officer and An Officer Duly Authorized to Sign on Behalf of the Registrant

Certification Pursuant to Rule 13a-14 or 15d-14
of the Securities Exchange Act of 1934,
As Adopted Pursuant to Section 302
of the Sarbanes-Oxley Act of 2002

I, William R. Council, III certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Advocat Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition and results of operations of the Issuer as of, and for, the periods presented in this quarterly report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures for the Issuer and I have:

a	designed such disclosure controls and procedures to ensure that material information relating to the Issuer and its consolidated subsidiaries is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

b	evaluated the effectiveness of the Issuer’s disclosure controls and procedures as of a date within 90 days prior to filing date of this quarterly report; and

c	presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of that date;

5.	I have disclosed to the Issuer’s auditors and the audit committee of the board of directors:

a	All significant deficiencies in the design or operation of internal controls which could adversely affect the Issuer’s ability to record, process, summarize, and report financial data and have identified for the Issuer’s auditors any material weaknesses in internal controls; and

b	any fraud, whether or not material, that involves management or other employees who have a significant role in the Issuer’s internal controls; and

6.	I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ William R. Council, III William R. Council, III Executive and Chief Financial Officer

Exhibit Number	Description of Exhibits

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-76150 on Form S-1).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 33-76150 on Form S-1).

3.3	Amendment to Certificate of Incorporation dated March 23, 1995 (incorporated by reference to Exhibit A of Exhibit 1 to the Company’s Form 8-A filed March 30, 1995).

3.4	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.4 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company’s Registration Statement No. 33-76150 on Form S-1).

4.2	Rights Agreement dated March 13, 1995, between the Company and Third National Bank in Nashville (incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K dated March 13, 1995).

4.3	Summary of Shareholder Rights Plan adopted March 13, 1995 (incorporated by reference to Exhibit B of Exhibit 1 to Form 8-A filed March 30, 1995).

4.4	Rights Agreement of Advocat Inc. dated March 23, 1995 (incorporated by reference to Exhibit 1 to Form 8-A filed March 30, 1995).

4.5	Amended and Restated Rights Agreement dated as of December 7, 1998 (incorporated by reference to Exhibit 1 to Form 8-A/A filed December 7, 1998).

10.1	Mutual Separation Agreement dated as of October 18, 2002, by and among Advocat Inc., a Delaware corporation, and Charles W Birkett, M.D.

10.2	Mutual Separation Agreement dated as of October 18, 2002, by and among Advocat Inc., a Delaware corporation and Charles Rinne.

10.3	Purchase and Sale Agreement dated as of the 25th day of July, 2002 by and between Diversicare Leasing Corp. and Sterling Healthcare, Inc.,

10.4	Second Amendment to Loan Agreement dated as of October 1, 2002, by and between Diversicare Assisted Living Services NC II, LLC, and GMAC Commercial Mortgage Corporation.

10.5	Second Amendment to Loan Agreement dated as of October 1, 2002, by and between Diversicare Assisted Living Services NC I, LLC, and GMAC Commercial Mortgage Corporation.

10.6	Second Amendment to Promissory Note dated as of the 1st day of October, 2002, by and between Diversicare Assisted Living Services NC I, LLC, and GMAC Commercial Mortgage Corporation,

10.7	Second Amendment to Promissory Note dated as of the 1st day of October, 2002, by and between Diversicare Assisted Living Services NC II, LLC, and GMAC Commercial Mortgage Corporation