Form 10-K
period 2002-12-31
ADVOCAT INC
filed 2003-03-31
CIK 919956

FORM 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2002

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________to ______________

Commission file number 1-12996

ADVOCAT INC.

(Exact name of registrant as specified in its charter)

Delaware	62-1559667

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

277 Mallory Station Road, Suite 130, Franklin, TN	37067

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (615) 771-7575

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.   Yes   [X]   No   [   ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is an accelerated filer as defined in Exchange Act Rule 12b-2.   Yes   [   ]      No   [X] .

The aggregate market value of Common Stock held by non-affiliates on March 21, 2003 (based on the closing price of such shares on the NASD OTC Market) was $616,689. For purposes of the foregoing calculation only, all directors, named executive officers and persons known to the Registrant to be holders of 5% or more of the Registrant’s Common Stock have been deemed affiliates of the Registrant.

On March 21, 2003, 5,493,287 shares of the registrant’s $0.01 par value Common Stock were outstanding.

Documents Incorporated by Reference:

The following documents are incorporated by reference into Part III, Items 10, 11, 12, and 13 of this Form 10-K: The Registrant’s definitive proxy materials for its 2003 annual meeting of stockholders.

PART I
Supplies and Equipment.
PART II
PART III
PART IV
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
REPORT OF PREVIOUS INDEPENDENT PUBLIC ACCOUNTANTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF CASH FLOWS
RENEWAL REIMBURSEMENT PROMISSORY NOTE
SECOND A'MENT TO MASTER A'MENT TO LOAN DOCUMENTS
SECOND AMENDMENT TO RENEWAL PROMISSORY NOTE
SECOND A'MENT TO RENEWAL PROMISSORY NOTE
REDUCED AND MODIFIED RENEWAL REVOLVONG PROM NOTE
SEVENTH AMENDMENT TO PROMISSORY NOTE
AMENDMENT TO DEED OF TRUST AND SECURITY AGREEMENT
SUBSIDIARIES OF THE REGISTRANT
CONSENT OF BDO SEIDMAN, LLP
ABSENCE CONSENT OF ARTHUR ANDERSEN LLP

PART I

ITEM 1.	BUSINESS

Forward-Looking Statements.

Certain statements made by or on behalf of Advocat Inc. (together with its subsidiaries, “Advocat” or the “Company”), including those contained in this Annual Report on Form 10-K and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties including, but not limited to, changes in governmental reimbursement, government regulation and health care reforms, the increased cost of borrowing under the Company’s credit agreements, covenant waivers from the Company’s lenders, possible amendments to the Company’s credit agreements, ability to control ultimate professional liability costs, the impact of future licensing surveys, changing economic conditions as well as others. Investors also should refer to the risks identified in “Item 1: Business — Material Corporate Developments and Risk Factors” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, the Company can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, cautions investors not to place undue reliance on them. Actual results may differ materially from those described in such forward-looking statements. Such cautionary statements identify important factors that could cause the Company’s actual results to materially differ from those projected in forward-looking statements. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

Introductory Summary.

The Company provides long-term care services to nursing home patients and residents of assisted living facilities in 10 states, primarily in the Southeast, and three Canadian provinces.

The Company’s objective is to become the provider of choice of health care and related services to the elderly in the communities in which it operates. Advocat will continue to implement its operating strategy of (i) providing a broad range of cost-effective elder care services; (ii) forming strategic alliances with other health care providers to expand the Company’s continuum of care; and (iii) clustering its operations on a regional basis. Key elements of the Company’s growth strategy are to increase revenue and profitability at existing facilities, emphasize development of joint ventures in Canada, and pursue additional management contract opportunities. The Company’s financial position significantly limits its strategic opportunities to non-capital intensive opportunities.

The Company’s principal executive offices are located at 277 Mallory Station Road, Suite 130, Franklin, Tennessee 37067. The Company’s telephone number at that address is (615) 771-7575, and its facsimile number is (615) 771-7409. The Company’s web-site is located at www.irinfo.com/AVC. The information on the Company’s web-site does not constitute part of this Annual Report on Form 10-K.

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

Self-Insured Professional Liability Exposure

The entire long-term care profession in the United States has experienced a dramatic increase in claims related to alleged negligence in providing care to its patients and the Company is no exception in this regard. The Company, as the rest of the industry, has numerous liability claims and disputes outstanding for professional liability and other related issues. As of December 31, 2002, the Company is engaged in 58 professional liability lawsuits, including 17, 20, and 6 in the states of Florida, Arkansas and Texas, respectively. The Company and its subsidiaries carry professional liability insurance up to certain limits for coverage of such claims. However, the coverage available to the Company declined significantly, beginning in 1999. On June 22, 2001, a jury in Mena, Arkansas, issued a verdict in a professional liability lawsuit against the Company totaling $78.425 million. The Company appealed the verdict to the Arkansas Supreme Court in a hearing that took place March 13, 2003. As of March 17, no ruling has been issued by the Court. The Company believes that the $78.425 million, if upheld by the Arkansas Supreme Court, verdict will be covered by insurance pursuant to the 1997 and 1998 insurance programs. Based on the insurance coverage in effect at the time of the Mena claim, the verdict amount has not been accrued. However, the ultimate resolution of the Company’s professional liability claims and disputes are unknown at the present time. There can be no assurance that verdicts against the Company will not exceed the policy limits of the Company’s insurance policies or that the Company will be able to fund its self-insured portion. For more information regarding the Mena, Arkansas, verdict and the Company’s insurance coverage, see Note 14 to the Company’s financial statements, “Item 7: Management’s Discussion and Analysis of Financial Condition — Liquidity and Capital Resources.” and “Item 1: Business — Insurance.”

In addition, due to the increasing cost of claims against the Company and throughout the long-term care industry, the Company’s professional liability insurance premiums and deductible amounts increased substantially and insurance coverage limits have decreased significantly during 1999 through 2002 and continuing for policy year 2003. As a result of the substantial premium and deductible increases and insurance coverage decreases, effective March 9, 2002, the Company has obtained professional liability insurance coverage for its United States nursing homes and assisted living facilities that, based on historical claims experience, is likely to be substantially less than the claims that could be incurred during the policy periods from March 9, 2002 through March 9, 2004. As a result, the Company is effectively self-insured. See “Item 1: Business — Insurance.”

Operating Losses

The Company has incurred operating losses during the years ended December 31, 2002, 2001 and 2000 and has limited resources available to meet its operating, capital expenditure and debt service requirements during 2003. The Company has a working capital deficit of $58.8 million as of December 31, 2002. No assurance can be given that the Company will achieve profitable operations during 2003.

The Company cannot assure that internally generated cash flows from earnings and existing cash balances will be sufficient to fund existing debt obligations or future capital and working capital requirements through fiscal year 2003. At a minimum, the Company’s cash requirements during 2003 include funding operations (including potential payments related to professional liability claims), capital expenditures, scheduled debt service, and working capital requirements. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Resources.”

Current Debt Maturities and Financial Covenant Non-Compliance

The Company has $23.6 million of matured debt as of December 31, 2002 and $18.2 million of scheduled debt maturities in 2003. In addition, certain of the Company’s debt agreements contain various financial covenants, the most restrictive of which relate to current ratio requirements, tangible net worth, cash flow, net income (loss), required insurance coverage and limits on the payment of dividends to shareholders. As of December 31, 2002, the Company was not in compliance with certain of these financial covenants. The Company has not obtained waivers of the non-compliance. Cross-default or material adverse change provisions contained in the debt agreements allow the holders of substantially all of the Company’s debt to demand immediate repayment. The Company would not be able to repay this indebtedness if the applicable lenders demanded repayment. Although the Company does not anticipate that such demands will be made, the continued forbearance on the part of the Company’s lenders cannot be assured at this time. Given that events of default exist under the Company’s working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances. Any demands for repayment by lenders or the inability to obtain waivers or refinance the related debt would have a material adverse impact on the financial position, results of operations and cash flows of the Company. See “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Financial Resources.”

Cross-Defaults Under Debt, Leases and Management Agreements.

As noted above, as of December 31, 2002, the Company was not in compliance with certain of its debt covenants. An event of default under the Company’s debt agreements could lead to actions by the lenders that could result in an event of default under the Company’s lease agreements covering a majority of its United States nursing facilities. In addition, the Company has obtained professional liability insurance coverage for its United States nursing homes that is less than amounts required in the Omega Master Lease. The Company has not obtained waivers of the non-compliance. The Master Lease provides that a default with respect to one facility is a default with respect to the entire Master Lease. The Company also leases eight facilities and manages nine facilities owned by Counsel Corporation or its affiliates. A default under any one of these agreements constitutes a default under all of the leases and management agreements with Counsel Corporation. Finally, three management contracts that cover two, four and seven nursing homes, respectively, provide that a default with respect to any facility under any one of the management contracts is a default with respect to all facilities under such management contracts. In addition, certain of the Company’s debt agreements provide that a default under any of the Company’s leases or management agreements constitutes a default under the debt agreements. Should such a default occur in the related lease agreements, the lessor would have the right to terminate the lease agreements.

Health Care Industry

The health care industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government health care program participation requirements, reimbursement for patient services, quality of resident care and Medicare and Medicaid fraud and abuse (collectively the “Health Care Laws”). Changes in these laws and regulations, such as reimbursement policies of Medicare and Medicaid programs as a result of budget cuts by federal and state governments or other legislative and regulatory actions, have had a material adverse effect on the profession and the Company’s consolidated financial position, results of operations, and cash flows. Future federal budget legislation and federal and state regulatory changes may negatively impact the Company. See “Item 1: Business — Government Regulation and Reimbursement”.

Dependence on Reimbursement by Third-Party Payors.

Substantially all of the Company’s nursing home revenues, including management fees, are directly or indirectly dependent upon reimbursement from third-party payors, including the Medicare and Medicaid programs, the Ontario Government Operating Subsidy program, and private insurers. For the year ended December 31, 2002, approximately 61.3%, 21.4%, and 17.3% of the Company’s patient and resident revenues were derived from Medicaid, Medicare and private pay sources. Changes in the mix of the Company’s patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may affect the Company’s net revenues and profitability. The net revenues and profitability of the Company are also affected by the continuing efforts of all payors to contain or reduce the costs of health care. Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue.

Under the current law, Medicare reimbursements for nursing facilities were reduced following the October 1, 2002 expiration of two temporary payment increases enacted as part of earlier Medicare enhancement bills. Beginning October 1, 2002, the Company’s Medicare reimbursement has been reduced by an estimated $368,000 per month, as a result of the expiration of temporary add-on legislation. Partially offsetting this decrease, the Centers for Medicare and Medicaid Services (“CMS”) implemented a Medicare rate increase of approximately 2.6% effective October 1, 2002. There are two additional payment increases that were originally scheduled to expire October 1, 2002. CMS has announced that the expiration of these payment increases has been postponed to October 1, 2004.

A number of state governments, including several of the Company’s operating states, have announced projected budget shortfalls and/or deficit spending situations. Possible actions by these states include reductions of Medicaid reimbursement to providers such as the Company or the failure to increase Medicaid reimbursements to cover increased operating costs.

Any changes in reimbursement levels or in the timing of payments under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company’s net revenues and net income. The Company is unable to predict what reform proposals or reimbursement limitations will be adopted in the future or the effect such changes will have on its operations. No assurance can be given that such reforms will not have a material adverse effect on the Company. See “Item 1: Business — Government Regulation and Reimbursement.”

Government Regulation.

The United States government, the Canadian government, and all states and provinces in which the Company operates regulate various aspects of its business. Various federal, state and provincial laws regulate relationships among providers of services, including employment or service contracts and investment relationships. The operation of long-term care facilities and the provision of services are also subject to extensive federal, state, provincial and local laws relating to, among other things, the adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, environmental compliance, ADA compliance, fire prevention and compliance with building codes. Long-term care facilities are also subject to periodic inspection to assure continued compliance with various standards and licensing requirements under state law, as well as with Medicare and Medicaid conditions of participation. The failure to obtain or renew any required regulatory approvals or licenses could adversely affect the Company’s growth and could prevent it from offering its existing or additional services. In addition, health care is an area of extensive and frequent regulatory change. Changes in the laws or new interpretations of existing laws can have a significant effect on methods and costs of doing business and amounts of payments received from governmental and other payors. The Company’s operations could be adversely affected by, among other things, regulatory developments such as mandatory increases in the scope and quality of care to be afforded patients and revisions in licensing and certification standards. The Company at all times attempts to comply with all applicable laws; however, there can be no assurance that new legislation or administrative or judicial interpretation of existing laws or regulations will not have a material adverse effect on the Company’s operations or financial condition. See “Item 1: Business — Government Regulation and Reimbursement.”

Increased Regulatory Scrutiny.

The Office of Inspector General (“OIG”), the enforcement arm of the Medicare program, announced in its work plan for 2002 that it intended to increase scrutiny of nursing homes. Compliance review has focused on quality of care, medical necessity of mental health services, and documentation of therapy services, among other concerns. The OIG’s 2003 work plan indicates that quality, survey deficiencies and constraints will continue to be an investigative focus in 2003. The Company cannot predict the likelihood, scope or outcome of any such investigations on its facilities.

Self-Referral and Anti-Kickback Legislation.

The health care industry is highly regulated at the state, provincial and federal levels. In the United States, various state and federal laws regulate the relationships between providers of health care services, physicians, and other clinicians. These self-referral laws impose restrictions on physician referrals for designated health services to entities with which they have financial relationships. These laws also prohibit the offering, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare or state health care program patients or patient care opportunities for the purchase, lease or order of any item or service that is covered by the Medicare and Medicaid programs. To the extent that the Company, any facility with which it does business, or any of their owners or directors have a financial relationship with each other or with other health care entities providing services to long-term care patients, such relationships could be subject to increased scrutiny. There can be no assurance the Company’s operations will not be subject to review, scrutiny, penalties or enforcement actions under these laws, or that these laws will not change in the future. Violations of these laws may result in substantial civil or criminal penalties for individuals or entities, including large civil monetary penalties and exclusion from participation in the Medicare or Medicaid programs. Such exclusion or penalties, if applied to the Company, could have a material adverse effect on the profitability of the Company.

Third-Party Indebtedness Secured By Assets Leased or Managed By Company.

The Company, through leases and management agreements, operates facilities that secure the indebtedness of the owners of the facilities. As a result, the Company’s leases at such facilities are subject to cancellation upon the default of these third-party owners under their credit agreements. In addition, the payment of management fees to the Company at these facilities is subordinated to the payment of the owners’ debt obligations. To the extent that the owners of the Company’s managed facilities experience financial difficulty or otherwise are unable to meet their obligations, the ability of the Company to receive management fees or continue as manager of such facility is jeopardized.

Liquidity.

During 1999, the New York Stock Exchange de-listed the Company’s Common Stock. Trading of the Company’s Common Stock is currently conducted on the over-the-counter market (“OTC”) or, on application by broker-dealers, in the NASD’s Electronic Bulletin Board using the Company’s current trading symbol, AVCA. As a result of the de-listing, the liquidity of the Company’s Common Stock and its price have been adversely affected, which may limit the Company’s ability to raise additional capital.

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

Competition.

The long-term care industry generally, and the nursing home and assisted living center businesses particularly, are highly competitive. The Company faces direct competition for the acquisition or management of facilities. In turn, its facilities face competition for employees, patients and residents. Some of the Company’s present and potential competitors are significantly larger and have or may obtain greater financial and marketing resources than those of the Company. Some hospitals that provide long-term care services are also a potential source of competition to the Company. In addition, the Company may encounter substantial competition from new market entrants. Consequently, there can be no assurance that the Company will not encounter increased competition in the future, which could limit its ability to attract patients or residents or expand its business, and could materially and adversely affect its business or decrease its market share.

Anti-takeover Considerations.

The Company is authorized to issue up to 400,000 shares of preferred stock, the rights of which may be fixed by the Board of Directors without shareholder approval. In November 2000, the Company issued 393,658 shares of the Company’s Series B Redeemable Convertible Preferred Stock to Omega

Healthcare Investors, Inc. in connection with the Settlement and Restructuring Agreement. In March 1995, the Board of Directors approved the adoption of a Shareholder Rights Plan (the “Plan”). The Plan is intended to encourage potential acquirors to negotiate with the Company’s Board of Directors and to discourage coercive, discriminatory and unfair proposals. The Company’s stock incentive plans provide for the acceleration of the vesting of options in the event of certain changes in control (as defined in such plans). The Company’s Certificate of Incorporation (the “Certificate”) provides for the classification of its Board of Directors into three classes, with each class of directors serving staggered terms of three years. The Company’s Certificate requires the approval of two-thirds of the outstanding shares to amend certain provisions of the Certificate. Section 203 of the Delaware General Corporate Law restricts the ability of a Delaware corporation to engage in any business combination with an interested stockholder. Provisions in the executive officers’ employment agreements provide for post-termination compensation, including payment of amounts up to 2 times their annual salary, following certain changes in control. Certain changes in control of the Company also constitute an event of default under the Company’s bank credit facility. The foregoing matters may, together or separately, have the effect of discouraging or making more difficult an acquisition or change of control of the Company.

Business.

Advocat provides a broad range of long-term care services to the elderly including assisted living, skilled nursing and ancillary health care services. As of December 31, 2002, Advocat’s portfolio includes 98 facilities composed of 62 nursing homes containing 7,138 licensed beds and 36 assisted living facilities containing 3,499 units. In comparison, at December 31, 2001, the Company operated 116 facilities composed of 62 nursing homes containing 6,992 licensed beds and 54 assisted living facilities containing 5,319 units. Within the current portfolio, 28 facilities are managed on behalf of other owners, 22 of which are on behalf of unrelated owners and six in which the Company holds a minority equity interest. The remaining facilities, consisting of 42 leased and 28 owned facilities, are operated for the Company’s own account. In the United States, the Company operates 48 nursing homes and 16 assisted living facilities, and in Canada, the Company operates 14 nursing homes and 20 assisted living facilities.

The Company’s facilities provide a range of health care services to its residents. In addition to the nursing and social services usually provided in long-term care facilities, the Company offers a variety of rehabilitative, nutritional, respiratory, and other specialized ancillary services. As of December 31, 2002, the Company operates facilities in Alabama, Arkansas, Florida, Kentucky, North Carolina, Ohio, South Carolina, Tennessee, Texas, West Virginia, and the Canadian provinces of Ontario, British Columbia and Alberta.

The Company, in its role as owner, lessee, or manager, is responsible for the day-to-day operations of all operated facilities. These responsibilities include recruiting, hiring, and training all nursing and other personnel, and providing resident care, nutrition services, marketing, quality improvement, accounting, and data processing services for each facility. The lease agreements pertaining to the Company’s 42 leased facilities are “triple net” leases, requiring the Company to maintain the premises, pay taxes and pay for all utilities. The leases typically provide for an initial term of 10 to 15 years with renewal options up to 10 years. The average remaining term of the Company’s lease agreements, including renewal options, is approximately 14 years.

As compensation for providing management services, the Company earns a management fee, which in 2002 averaged approximately 3.1% of the facilities’ net patient revenues. Of the Company’s 28 management agreements, 4 have more than five years remaining on their current terms, 20 have from one to four years remaining on their current terms and 4 have a current term expiring within one year, with an average remaining life of approximately 3.2 years for all contracts.

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

Since the enactment of the Balanced Budget Act (“BBA”) in 1997, numerous changes affecting government funding levels of the nursing home industry have resulted. See “Item 1: Business — Government Regulation and Reimbursement - Material Corporate Developments — Medicare Reimbursement Changes.” While the ultimate impact of the BBA on nursing homes is presently unknown, management believes there are a number of significant trends that will support the continued growth of the assisted living and nursing home segments of the long-term care industry, including:

Demographic Trends. The primary market for the Company’s long-term health care services is comprised of persons aged 75 and older. This age group is one of the fastest growing segments of the United States population. As the number of persons aged 75 and over continues to grow, the Company believes that there will be corresponding increases in the number of persons who need skilled nursing care or who want to reside in an assisted living facility for assistance with activities of daily living.

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

Limited Supply of Facilities. As the nation’s elderly population continues to grow, life expectancy continues to expand, and there continues to be limitations on granting Certificates of Need (“CON’s”) for new skilled nursing facilities, management believes that there will be continued

demand for skilled nursing beds in the markets in which the Company operates. The majority of states have adopted CON, or similar statutes, requiring that prior to the addition of new skilled beds, any new services, or making certain capital expenditures, a state agency must determine that a need exists for the new beds or proposed activities. The Company believes that this CON process tends to restrict the supply and availability of licensed skilled nursing facility beds. High construction costs, limitations on state and federal government reimbursement for the full costs of construction, and start-up expenses also act to restrict growth in the supply for such facilities. At the same time, skilled nursing facility operators are continuing to focus on improving occupancy and expanding services to include high acuity subacute patients, that require significantly higher levels of skilled nursing personnel and care. Although many states do not require CON’s for assisted living facilities, some states impose additional limitations on the supply of these facilities. For example, North Carolina has imposed a moratorium on any addition of new beds unless there is a demonstrated need based on several criteria, such as those items noted in the original language of the law stating that county vacancy rates are less than 15%, as well as other specific factors.

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

Nursing Home and Assisted Living Facility Services.

Operations. As of December 31, 2002, the Company operates 62 nursing homes with 7,138 licensed beds and 36 assisted living facilities with 3,499 units as set forth below:

	United States		Canada

	Facilities	Licensed Beds	Facilities	Licensed Beds

Nursing Homes:
Owned	10	946	2	176
Leased	34	3,769	0	0
Managed	4	423	12	1,824

Total	48	5,138	14	2,000

	Facilities	Units	Facilities	Units

Assisted Living Facilities(1)
Owned	13	965	3	215
Leased	3	162	5	479
Joint Venture Managed	0	0	6	865
Managed	0	0	6	813

Total	16	1,127	20	2,372

(1)	Facilities that provide both nursing care and assisted living services are counted as nursing homes although their units are classified as either nursing home beds or assisted living units. The Company operates three such facilities in the United States.

For the year ended December 31, 2002, the Company’s net patient and resident revenues were $195.9 million, or 98.4% of total net revenues. For the year ended December 31, 2002, the Company’s net revenues from the provision of management services were $2.9 million, or 1.4% of the total net revenues. See Note 16 of the Company’s Consolidated Financial Statements for more information on the Company’s operating segments.

Nursing Home Services. The nursing homes operated by the Company provide skilled nursing health care services, including room and board, nutrition services, recreational therapy, social services, and housekeeping and laundry services. The Company’s nursing homes range in size from 48 to 247 licensed beds. The nursing homes dispense medications prescribed by the patients’ physicians. In addition, a plan of care is developed by professional nursing staff for each resident. In an effort to increase revenues by attracting patients with more complex health care needs, the Company also provides for the delivery of ancillary medical services at the nursing homes it operates. These specialty services include rehabilitation therapy services, such as speech therapy, audiology, and occupational, physical therapies, which are provided through licensed therapists and registered nurses, and the provision of medical supplies, nutritional support, infusion therapies, and related clinical services. On October 1, 2001 the Company entered into an agreement with a regional rehabilitation company to provide financial and clinical management of the Company’s therapists. The Company believes that the rehabilitation company provides better management of the therapy function, including an emphasis on better utilization of available therapists, while containing the total cost. The Company has historically contracted with third parties for a fee to assist in the provision of various ancillary services to the Company’s patients. The Company owns an ancillary service supply business through which it provides medical supplies and enteral nutritional support services directly to patients.

Assisted Living Facility Services. Services and accommodations at assisted living facilities include central dining facilities, recreational areas, social programs, housekeeping, laundry and maintenance service, emergency call systems, special features for handicapped persons and transportation to shopping and special events. The Company’s assisted living facilities range in size from 12 to 323 units. The Company believes that assisted living services will continue to increase as an attractive alternative to nursing home care because a variety of supportive services and supervision can be obtained in a far more independent and less institutional setting. Generally, basic care and support services can be offered more economically in an assisted living facility than either in a nursing home or through home health care assistance. On average, the Company provides 45 to 90 minutes of nursing care per resident per day in its Canadian assisted living facilities.

Operating and Growth Strategy.

The Company’s objective is to be the provider of choice of health care and related services to the elderly in the communities in which it operates. The Company achieves this objective by:

Provide a Broad Range of Cost-Effective Services. The Company’s objective is to provide a variety of services in a broad continuum of care which will meet the ever changing needs of the elderly. The Company’s expanded service offering currently includes assisted living, skilled nursing (including Alzheimer and Dementia Care), comprehensive rehabilitation services and medical supply and nutritional support services. By addressing varying levels of acuity, the Company is able to meet the needs of the elderly population it serves for a longer period of time and can establish a reputation as the provider of choice in a particular market. Furthermore, the

Company believes it is able to deliver quality services cost-effectively, thereby expanding the elderly population base that can benefit from the Company’s services, including those not otherwise able to afford private-pay assisted living services.

Form Strategic Alliances or Joint Ventures with Other Health Care Providers. Through strategic alliances or joint ventures with other health care providers, the Company is able to offer additional services to its customers in a cost-effective, specialized manner. By entering into such agreements for services such as rehabilitation, the Company believes that it can continue to leverage the expertise of other providers in order to expand its continuum of care on a cost-effective basis. On October 1, 2001 the Company entered into an agreement with a regional rehabilitation company to provide financial and clinical management of the Company’s therapists. The Company believes that the rehabilitation company provides better management of the therapy function, including an emphasis on better utilization of available therapists, while containing the total cost.

Cluster Operations on a Regional Basis. The Company has developed regional concentrations of operations in order to achieve operating efficiencies, generate economies of scale and capitalize on marketing opportunities created by having multiple operations in a regional market area.

Key elements of the Company’s growth strategy are to:

Increase Revenues and Profitability at Existing Facilities. The Company’s strategy includes increasing facility revenues and profitability levels through increasing occupancy levels, maximizing reimbursement rates and containing costs. In 2002, the Company has added more intensive corporate support for local facility based marketing efforts and in 2003 the Company hired a marketing vice president. In addition, regional marketing coordinators have been added to support the overall marketing program in each local facility, in order to promote higher occupancy levels and improved payor and case mixes at its nursing homes and assisted living facilities.

Emphasize Development of Joint Ventures in Canada. During 1999 and 1998, the Company entered into five Canadian joint ventures, each of which has developed a new assisted living facility. The Company has a minority equity interest in each development and has received a long-term contract to manage each facility. Four of these facilities opened during 1999 and the fifth began operations in January 2000. The Company currently has no capital resources to further execute this strategy.

Pursue Additional Opportunities for Management Agreements. Management believes that the Company can attract additional management agreements in Canada. Further, it is management’s belief that the Company is a recognized provider of quality care in Canada and has established financial and operational control systems, extensive reimbursement expertise, and access to purchasing economies. The Company has the ability to provide an array of services ranging from total operational management for passive investors in nursing homes and assisted living facilities to the provision of unbundled consulting services. In certain cases, the Company has the opportunity to share in the profits of a managed facility and/or has a right of first refusal or an option to purchase the managed facility.

Consider Divestiture of Selected Facilities. Management is currently evaluating certain facilities for possible divestiture. There are no agreements in place, nor can there be any assurance that any divestitures will occur, though the Company will evaluate any options that could improve liquidity and/or operating results. The Company terminated the leases on two Florida nursing homes during

2001 and sold another owned Florida nursing home during 2002. In 2002, the Company terminated leases on 16 assisted living facilities. The Company continues to evaluate the other leased and owned facilities for possible divestiture.

Marketing.

At a local level, the Company’s sales and marketing efforts are designed to promote higher occupancy levels and optimal payor mix. Management believes that the long-term care industry is fundamentally a local industry in which both patients and residents and the referral sources for them are based in the immediate geographic area in which the facility is located. The Company’s marketing plan and support activities emphasize the role and performance of administrators, admissions coordinators and social services directors of each nursing home and the administrator of each assisted living facility, all of whom are responsible for contacting various referral sources such as doctors, hospitals, hospital discharge planners, churches, and various community organizations. Administrators are evaluated based on their ability to meet specific goals and performance standards that are tied to compensation incentives. The Company’s regional managers and marketing coordinators assist local marketing personnel and administrators in establishing relationships and follow-up procedures with such referral sources. In addition to soliciting admissions from these sources, management emphasizes involvement in community affairs in order to promote a public awareness of the Company’s nursing homes and assisted living facilities and their services. The Company also promotes effective customer relations and seeks feedback through family and employee surveys. Also, the Company has ongoing family councils and community based “family night” functions where organizations come to the facility to educate the public on various topics such as Medicare benefits, powers of attorney, and other matters of interest. In 2002, the Company added more intensive corporate support for local facility based marketing efforts and in 2003 the Company hired a marketing vice president. In addition, regional marketing coordinators have been added to support the overall marketing program in each local facility, in order to promote higher occupancy levels and improved payor and case mixes at its nursing homes and assisted living facilities.

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

Description of Management Services and Agreements.

Of the Company’s 98 facilities, 28 are operated as managed facilities, where the Company’s responsibilities include recruiting, hiring and training all nursing and other personnel, and providing quality assurance, resident care, nutrition services, marketing, accounting and data processing services. Services performed at the corporate level include group contract purchasing, employee training and development, quality assurance oversight, human resource management, assistance in obtaining third-party reimbursement, financial and accounting functions, policy and procedure development, system design and development and marketing support. The Company’s financial reporting system monitors certain key data for each managed facility, such as payroll, admissions and discharges, cash collections, net patient care revenues, rental revenues, staffing trend analysis and measurement of operational data on a per patient basis.

The Company’s management fee is subordinated to debt payments at 11 facilities. The Company has the potential to earn incentive management fees over its base management fees at 25 facilities and is obligated to provide cash flow support at two facilities. The Company receives a base management fee for the management of long-term care facilities ranging generally from 3.5% to 6.0% of the net revenues of each facility. Total management fees as a percentage of the managed facilities’ patient and resident revenues were 3.1% in 2002. Management fees with respect to four United States facilities were reduced in 2001 and 2002 because of the failure to meet defined operational thresholds. Other than certain corporate and regional overhead costs, the services provided at the facility are the facility owner’s expense. The facility owner also is obligated to pay for all required capital expenditures. The Company generally is not required to advance funds to the owner. However, with respect to one management agreement covering two facilities, the Company has advanced $190,000 as of December 31, 2002; this advance carries 7.5% interest, with maturity in 2004. See Note 10 of the Company’s Consolidated Financial Statements for more information on these advances.

Based upon the initial term and any renewal terms over which the Company holds the option, the Company’s remaining management contracts expire in the following years:

	Number of Facilities		2002
			Management
Year	U.S.	Canada	Fees

2003	0	4	$192,000
2004	0	13	1,614,000
2005	0	4	727,000
2006	0	3	208,000
2015	4	0	—

Total	4	24

The Company currently anticipates that all of the management agreements coming due for renewal in 2003 will be renewed. However, there can be no assurance that any of these agreements will be renewed.

The following table summarizes the Company’s net revenues derived from management services and the net revenues of the managed facilities during the years indicated (in thousands):

	Year Ended December 31,

	2002		2001		2000

Management Fees	$2,856		$2,993		$3,863

Net Revenues of Managed Facilities	$93,295		$86,728		$84,857

Managed Fees as a Percentage of Net Facility Revenues	3.1	%(1)	3.4	%(1)	4.6%

(1)	In 2002 and 2001, management fees were reduced due to the failure of four facilities to reach certain operational thresholds. Had these revenues been earned, the 2002 and 2001 percentage would have been 4.2% and 4.3%, respectively.

Description of Lease Agreements.

The Company operates 42 long-term care facilities under operating leases, including 31 owned by Omega Healthcare Investors, Inc. (“Omega”), 8 owned by Counsel Corporation (together with its affiliates, “Counsel”), and three owned by other parties. The Company’s operating leases generally require the Company to pay stated rent, subject to increases based on changes in the Consumer Price

Index, a minimum percentage increase, or increases in the net revenues of the leased properties. Certain of the leases require the Company to pay certain scheduled rent increases. The Company’s leases are “triple-net,” requiring the Company to maintain the premises, pay taxes, and pay for all utilities. The Company generally grants its lessor a security interest in the Company’s personal property located at the leased facility. The leases generally require the Company to maintain a minimum tangible net worth and prohibit the Company from operating any additional facilities within a certain radius of each leased facility. The Company is generally required to maintain comprehensive insurance covering the facilities it leases as well as personal and real property damage insurance and professional liability insurance. Effective March 9, 2002, the Company has obtained professional liability insurance coverage for its United States nursing homes that is less than amounts required in the Omega Master Lease. The Company has not obtained a waiver. The failure to pay rentals within a specified period or to comply with the required operating and financial covenants, including insurance coverage, generally constitutes a default, which default, if uncured, permits the lessor to terminate the lease and assume the property and the contents within the facilities. In all cases where mortgage indebtedness exists with respect to a leased facility, the Company’s interest in the premises is subordinated to that of the lessors’ mortgage lenders.

Omega Leases. On November 8, 2000, the Company entered into a 10-year restructured lease agreement (the “Settlement and Restructuring Agreement”) with Omega. The Settlement and Restructuring Agreement, effective as of October 1, 2000, provides for reduced future lease costs under an amended lease agreement covering all nursing homes leased from Omega (the “Omega Master Lease”). All of the accounts receivable, equipment, inventory and other assets of the facilities leased pursuant to the Omega Master Lease have been pledged as security under the Omega Master Lease. The initial term of the Omega Master Lease is ten years, expiring September 30, 2010, with an additional ten-year renewal term at the option of the Company, assuming no defaults. Effective March 9, 2002, the Company obtained professional liability insurance coverage that is less than the coverage required by the Omega Master Lease. Lease payments of $10,875,000 were required during the first two years of the Omega Master Lease. During subsequent years, increases in the lease payments are equal to the lesser of two times the consumer price index or 3.0%. The Company is recording all scheduled rent increases, including the 3.0% rent increases, as additional lease expense on a straight-line basis over the initial lease term.

The Omega Master Lease also required the Company to fund capital expenditures related to the leased facilities totaling $1,000,000 during the first two years of the initial lease term. The Company is also required to fund annual capital expenditures equal to $325 per licensed bed over the initial lease term (annual required capital expenditures of $994,000), subject to adjustment for increases in the Consumer Price Index. Total required capital expenditures over the initial lease term are $10,940,000. These required capital expenditures are being depreciated on a straight-line basis over the initial lease term beginning October 1, 2000.

Upon expiration of the Omega Master Lease or in the event of a default under the Omega Master Lease, the Company is required to transfer all of the leasehold improvements, equipment, furniture and fixtures of the leased facilities to Omega. In the event that the Company does not transfer all of the facility assets to Omega, the Company will be required to pay Omega $5,000,000 plus accrued interest at 11.00% from the effective date of the Settlement and Restructuring Agreement. The Company’s management intends to transfer the facility assets to Omega at the end of the lease term.

As of December 31, 2002, the Company is not in compliance with certain debt covenants. Such events of default under the Company’s debt agreements could lead to actions by the lenders that could result in an event of default under the Omega Master Lease. In addition, effective March 9, 2002, the Company obtained professional liability insurance coverage that is less than the coverage required by the Omega Master Lease. Upon a default in the Omega Master Lease, the lessor has the right to terminate the lease agreements and assume operating rights with respect to the leased properties. The net book value of property and equipment, including leasehold improvements, related to these facilities total approximately $4.6 million as of December 31, 2002.

Counsel Leases. The Company leases three facilities from Counsel with an initial term of ten years through April 2004 and one ten-year renewal option. The Company leases five additional facilities from Counsel with a remaining term expiring in April 2004. With respect to all of these facilities, the Company has a right of first refusal and a purchase option at the end of the lease term.

Prior to September 2001, the Company leased three additional facilities from Counsel. Omega was Counsel’s mortgage lender on the three facilities. Pursuant to the Settlement and Restructuring Agreement with Omega, Counsel was required to transfer one of the facilities to Omega in exchange for the outstanding mortgage balance, at which time the facility would be leased by the Company from Omega in accordance with the terms of the Omega Master Lease. The transfer of this facility occurred during 2001. Also pursuant to the Settlement and Restructuring Agreement, the Company had the right to require Counsel to transfer the remaining two facilities to Omega in exchange for the related outstanding mortgage balances, at which time the facilities were expected to be sold or leased by Omega to a third party. Effective September 30, 2001, both facilities were transferred to Omega. Effective October 1, 2001 and December 31, 2001, respectively, Omega leased these two facilities to a third party. Pursuant to the Settlement and Restructuring Agreement with Omega, the Company will receive 20% of the lease proceeds (net of costs associated with the leasing transaction) throughout the term of the lease and 20% of any sales proceeds. The Company is recording these proceeds as a reduction of lease expense as they are received.

Assisted Living Leases. Effective April 30, 2002, the Company entered into a Lease Termination and Operations Transfer Agreement (the “Pierce Agreement”) with Pierce Management Group and related persons (collectively, “Pierce”), pursuant to which the 13 leases for assisted living facilities with the former principal owners or affiliates of Pierce were terminated. Effective May 31, 2002, the leases on two additional assisted living facilities were assumed by Pierce. As a result, the Company was relieved of its future obligations with respect to these 15 leases. Effective June 30, 2002, the Company terminated the lease on one additional assisted living facility. The Company is in a dispute with the owner of this property which will be the subject of an arbitration hearing currently scheduled in 2003. The Company has accrued for the estimated costs associated with this arbitration hearing. The Company incurred lease termination charges of approximately $750,000 in 2002, consisting of the remaining net book value of these facilities, approximately $470,000, and approximately $280,000 for legal fees and other costs of completing the transactions.

Facilities.

The following table summarizes certain information with respect to the nursing homes and assisted living facilities owned, leased and managed by the Company as of December 31, 2002:

	Nursing Homes		Assisted Living Facilities

	Number	Licensed Beds	Number(1)	Units

Operating Locations:
Alabama	6	711	0	52
Arkansas	13	1,411	2	24
Florida	5	502	0	0
Kentucky	6	474	0	4
North Carolina	0	0	13	948
Ohio	1	151	0	0
South Carolina	0	0	1	99
Tennessee	5	617	0	0
Texas	10	1,092	0	0
West Virginia	2	180	0	0
Ontario	14	2,000	14	1,700
British Columbia	0	0	5	597
Alberta	0	0	1	75

	62	7,138	36	3,499

	Nursing Homes		Assisted Living Facilities

	Number	Licensed Beds	Number(1)	Units

Classification:
Owned	12	1,122	16	1,180
Leased	34	3,769	8	641
Joint Venture Managed	0	0	6	865
Managed	16	2,247	6	813

Total	62	7,138	36	3,499

(1)	Facilities that provide both nursing care and assisted living services are counted as nursing homes. The Company operates two such facilities in Alabama and one in Kentucky.

Organization.

The Company’s long-term care facilities are currently organized into nine regions, seven in the United States and two in Canada, each of which is supervised by a regional vice president or manager. The regional vice president or manager is generally supported by nursing and human resource personnel, and clerical personnel, all of whom are employed by the Company. The day-to-day operations of each owned, leased or managed nursing home are supervised by an on-site, licensed administrator. The administrator of each nursing home is supported by other professional personnel, including a medical director, who assists in the medical management of the facility, and a director of nursing, who supervises a staff of registered nurses, licensed practical nurses, and nurses aides. Other personnel include dietary staff, activities and social service staff, housekeeping, laundry and maintenance staff, and a business office staff. Each assisted living facility owned, leased or managed by the Company is supervised by an on-site administrator, who is supported by a director of resident care, a director of food services, a director of maintenance, an activities coordinator, dietary staff and housekeeping, laundry and maintenance staff. With respect to the managed facilities, the majority of the administrators are employed by the Company, and the Company is reimbursed for their salaries and benefits by the respective facilities. All other personnel at managed facilities are employed and paid by the owner of the nursing home or assisted living facility, not by the Company. All personnel at the leased or owned facilities, including the administrators, are employed by the Company.

The Company has in place a Continuous Quality Improvement (“CQI”) program, which is focused on identifying opportunities for improvement, as well as overseeing the initiation and effectiveness of interventions. The Company conducts monthly audits to monitor adherence to the standards of care established by the CQI program at each facility which it owns, leases or manages. The facility administrator, with assistance from regional nursing personnel, is primarily responsible for adherence to the Company’s quality improvement standards. In that regard, the annual operational objectives established by each facility administrator include specific objectives with respect to quality of care. Performance of these objectives is evaluated quarterly by the regional vice president or manager, and each facility administrator’s incentive compensation is based, in part, on the achievement of the specified quality objectives. Issues regarding quality of care and resident care outcomes are addressed routinely by senior management. The Company also has established a quality improvement committee consisting of nursing representatives from each region. This committee periodically reviews the Company’s quality improvement programs and conducts facility audits. The Company and its predecessor have operated a medical advisory committee in Ontario for more than 14 years and has developed similar committees in some of the other jurisdictions in which it operates. It is the Company’s view that these committees provide a vehicle for ensuring greater physician involvement in the operations of each facility with resulting improved focus on CQI and resident care plans. In addition, the Company has provided membership for all of its United States medical directors in the American Medical Directors Association. All of the nursing homes operated by the Company in Ontario have been accredited by the Canadian Council on Health Facilities Accreditation. The CQI program used at all locations was designed to meet accreditation standards and to exceed state and federal government regulations.

Competition.

The long-term care business is highly competitive. The Company faces direct competition for additional facilities and management agreements, and the facilities operated by the Company face competition for employees, patients and residents. Some of the Company’s present and potential competitors for acquisitions and management agreements are significantly larger and have or may obtain greater financial and marketing resources. Competing companies may offer new or more modern facilities or new or different services that may be more attractive to patients, residents or facility owners than some of the services offered by the Company.

The nursing homes and assisted living facilities operated by the Company compete with other facilities in their respective markets, including rehabilitation hospitals, other “skilled” and personal care residential facilities. In the few urban markets in which the Company operates, some of the long-term care providers with which the Company’s operated facilities compete are significantly larger and have or may obtain greater financial and marketing resources than the Company’s operated facilities. Some of these providers are not-for-profit organizations with access to sources of funds not available to the facilities operated by the Company. Construction of new long-term care facilities near the Company’s existing operated facilities could adversely affect the Company’s business. Management believes that the most important competitive factors in the long-term care business are: a facility’s local reputation with referral sources, such as acute care hospitals, physicians, religious groups, other community organizations, managed care organizations, and a patient’s family and friends; physical plant condition;

the ability to identify and meet particular care needs in the community; the availability of qualified personnel to provide the requisite care; and the rates charged for services. There is limited, if any, price competition with respect to Medicaid and Medicare patients, since revenues for services to such patients are strictly controlled and are based on fixed rates and cost reimbursement principles. Although the degree of success with which the Company’s operated facilities compete varies from location to location, management believes that its operated facilities generally compete effectively with respect to these factors.

Government Regulation and Reimbursement.

The health care industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government health care program participation requirements, reimbursement for patient services, quality of resident care and Medicare and Medicaid fraud and abuse (collectively the “Health Care Laws”). Changes in these laws and regulations, such as reimbursement policies of Medicare and Medicaid programs as a result of budget cuts by federal and state governments or other legislative and regulatory actions, have had a material adverse effect on the industry and the Company’s consolidated financial position, results of operations, and cash flows. Future federal budget legislation and federal and state regulatory changes may further negatively impact the Company.

All of the Company’s facilities are required to obtain annual licensure renewal and are subject to annual surveys and inspections in order to be certified for participation in the Medicare and Medicaid programs. In order to maintain their state operating license and their certification for participation in Medicare and Medicaid programs, the nursing facilities must meet certain statutory and administrative requirements at both the state and Federal level. These requirements relate to the condition of the facilities, the adequacy and condition of the equipment used therein, the quality and adequacy of personnel, and the quality of resident care. Such requirements are both subjective and subject to change. There can be no assurance that, in the future, the Company will be able to maintain such licenses and certifications for its facilities or that the Company will not be required to expend significant sums in order to comply with regulatory requirements.

The Company’s assisted living facilities in the United States are also subject to state and local licensing requirements.

Reimbursement. A significant portion of the Company’s revenues is derived from government-sponsored health insurance programs. The nursing homes operated by the Company derive revenues under Medicaid, Medicare, the Ontario Government Operating Subsidy program, and private pay sources. The United States assisted living facilities located in North Carolina derive revenues from Medicaid and similar programs as well as from private pay sources. The Company’s assisted living facilities in Canada derive virtually all of their revenues from private pay sources. The Company employs specialists in reimbursement at the corporate level to monitor regulatory developments, to comply with reporting requirements, and to maximize payments to its operated nursing homes. It is generally recognized that all government-funded programs have been and will continue to be under cost containment pressures, but the extent to which these pressures will affect the Company’s future reimbursement is unknown.

Under the current law, Medicare reimbursements for nursing facilities were reduced following the October 1, 2002 expiration of two temporary payment increases enacted as part of earlier Medicare enhancement bills. As a result, beginning October 1, 2002, the Company’s Medicare reimbursement has been reduced by an estimated $368,000 per month, as a result of the expiration of temporary add-on legislation. Partially offsetting this decrease, CMS implemented a Medicare rate increase of approximately 2.6% effective October 1, 2002. There are two additional payment increases that were originally scheduled to expire October 1, 2002. CMS has announced that the expiration of these payment increases has been postponed to October 1, 2004.

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

Medicaid is a medical assistance program for the indigent, operated by individual states with financial participation by the federal government. Criteria for medical indigence and available Medicaid benefits and rates of payment vary somewhat from state to state, subject to certain federal requirements. Basic long-term care services are provided to Medicaid beneficiaries, including nursing, dietary, housekeeping and laundry and restorative health care services, room and board, and medications. Previously, under legislation known as the Boren Amendment, federal law required that Medicaid programs pay to nursing home providers amounts adequate to enable them to meet government quality and safety standards. However, the Balanced Budget Act enacted during 1997 (the “BBA”) repealed the Boren Amendment, and the BBA requires only that a state Medicaid program must provide for a public process for determination of Medicaid rates of payment for nursing facility services. Under this process, proposed rates, the methodologies underlying the establishment of such rates, and the justification for the proposed rates are published. This public process gives providers, beneficiaries and concerned state residents a reasonable opportunity for review and comment. Certain of the states in which the Company now operates are actively seeking ways to reduce Medicaid spending for nursing home care by such methods as capitated payments and substantial reductions in reimbursement rates.

The BBA contains numerous Medicare and Medicaid cost-saving measures. The BBA requires that nursing homes transition to a prospective payment system (“PPS”) under the Medicare program during a three-year “transition period,” commencing with the first cost reporting period beginning on or after July 1, 1998. The BBA also contains certain measures that have led and could lead to further future reductions in Medicare therapy reimbursement and Medicaid payment rates. Revenues and expenses have both been reduced significantly from the levels prior to PPS. The BBA has negatively impacted the entire long-term care industry.

During 1999 and 2000, certain amendments to the BBA were enacted, including the Balanced Budget Reform Act of 1999 (“BBRA”) and the Benefits Improvement and Protection Act of 2000 (“BIPA”). The BBRA provided legislative relief in the form of increases in certain Medicare payment rates during 2000. The BIPA continued to provide additional increases in certain Medicare payment rates during 2001. In July 2001, CMS published a final rule updating payment rates for skilled nursing facilities under PPS.

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

Under the current law, Medicare reimbursements for nursing facilities were reduced following the October 1, 2002 expiration of two temporary payment increases enacted as part of earlier Medicare enhancement bills. As a result, beginning October 1, 2002, the Company’s Medicare reimbursement has been reduced by an estimated $368,000 per month, as a result of the expiration of temporary add-on legislation. Partially offsetting this decrease, CMS implemented a Medicare rate increase of approximately 2.6% effective October 1, 2002. There are two additional payment increases that were originally scheduled to expire October 1, 2002. CMS has announced that the expiration of these payment increases has been postponed to October 1, 2004.

During 2002, 2001 and 2000, the Company experienced certain regulatory actions with respect to certain facilities, including a decertification of one facility from the Medicare and Medicaid programs during 2000. The Company also experiences regulatory scrutiny that can result in fines and penalties. The Company incurred expenses of $210,000, $324,000 and $570,000 for fines and penalties in 2002, 2001 and 2000, respectively.

Reduction in health care spending has become a national priority in the United States, and the field of health care regulation and reimbursement is a rapidly evolving one. For the fiscal year ended December 31, 2002, the Company derived 21.4% and 61.3% of its total patient and resident revenues from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on the Company’s profitability. The Company is unable to predict which reform proposals or reimbursement limitations will be adopted in the future, or the effect such changes would have on its operations. In addition, private payors, including managed care payors, are increasingly demanding that providers accept discounted fees or assume all or a portion of the financial risk for the delivery of health care services. Such measures may include capitated payments, which can result in significant losses to health care providers if patients require expensive treatment not adequately covered by the capitated rate.

HIPAA Compliance. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) has mandated an extensive set of regulations to standardize electronic patient health, administrative and financial data transactions, and to protect the privacy of individually identifiable health information. In October 2002, the Company filed for an extension of the deadline for compliance with the electronic patient health information requirements, and has until October 2003 to be in compliance with these requirements. Compliance with the privacy regulations is required by April 14, 2003. The Company has created a HIPAA Compliance Committee, appointed a privacy officer and a security officer, and is currently conducting training at each of its facilities on the privacy requirements. The Company is in the process of identifying information inflow and outflow throughout the organization in order to determine the appropriate security safeguards the Company will need to put in place to be HIPAA-compliant. The Company is unable to definitively assess the full cost of compliance with HIPAA’s electronic transactions, privacy, and security standards at this time. Expenditures for any substantial changes to the Company’s information management systems required for HIPAA compliance could have a material financial impact on the Company.

Ontario Government Operating Subsidy Program. The Ontario Government Operating Subsidy program (“OGOS”) regulates both the total charges allowed to be levied by a licensed nursing home and the maximum amount that the OGOS program will pay on behalf of nursing home residents. The maximum amounts that can be charged to residents for ward, semi-private and private accommodation are established each year by the Ontario Ministry of Health. Regardless of actual accommodation, at least 40% of the beds in each home must be filled at the ward rate. Generally, amounts received from residents should be sufficient to cover the accommodation costs of a nursing home, including food, laundry, housekeeping, property costs and administration. In addition, the Ontario government partially subsidizes each individual, and funds each nursing home for the approximate care requirements of its residents. This funding is based upon an annual assessment of the levels of care required in each home, from which “caps” are determined and funding provided on a retrospective basis. The Ontario government funds from 35.0% to 70.0% of a resident’s charges, depending on the individual resident’s income and type of accommodation. The Company receives payment directly from OGOS by virtue of its ownership of two nursing homes in Canada. Additionally, the Company earns management fees from Canadian nursing homes, which derive significant portions of their revenues from OGOS.

Self-Referral and Anti-Kickback Legislation. The health care industry is subject to state and federal laws which regulate the relationships of providers of health care services, physicians, and other clinicians. These self-referral laws impose restrictions on physician referrals to any entity with which they have a financial relationship, which is a broadly defined term. The Company believes its relationships with physicians are in compliance with the self-referral laws. Failure to comply with self-referral laws could subject the Company to a range of sanctions, including civil monetary penalties and possible exclusion from government reimbursement programs. There are also federal and state laws making it illegal to offer anyone anything of value in return for referral of patients. These laws, generally known as “anti-kickback” laws, are broad and subject to interpretations that are highly fact dependent. Given the lack of clarity of these laws, there can be no absolute assurance that any health care provider, including the Company, will not be found in violation of the anti-kickback laws in any given factual situation. Strict sanctions, including fines and penalties, exclusion from the Medicare and Medicaid programs and criminal penalties, may be imposed for violation of the anti-kickback laws.

Licensure and Certification. All the Company’s nursing homes must be licensed by the state in which they are located in order to accept patients, regardless of payor source. In most states, nursing homes are subject to certificate of need laws, which require the Company to obtain government approval for the construction of new nursing homes or the addition of new licensed beds to existing homes. The Company’s nursing homes must comply with detailed statutory and regulatory requirements on an ongoing basis in order to qualify for licensure, as well as for certification as a provider eligible to receive payments from the Medicare and Medicaid programs. Generally, the requirements for licensure and Medicare/Medicaid certification are similar and relate to quality and adequacy of personnel, quality of medical care, record keeping, dietary services, resident rights, and the physical condition of the facility and the adequacy of the equipment used therein. Each facility is subject to periodic inspections, known as “surveys” by health care regulators, to determine compliance with all applicable licensure and certification standards. If the survey concludes that there are deficiencies in compliance, the facility is subject to various sanctions, including but not limited to monetary fines and penalties, suspension of new admissions, non-payment for new admissions and loss of licensure or certification. Generally, however, once a facility receives written notice of any compliance deficiencies, it may submit a written plan of correction and is given a reasonable opportunity to correct the deficiencies.

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

Recently, government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of fraud and abuse statutes and regulations and quality of care issues in the skilled nursing profession in general. Violations of these laws and regulations could result in exclusion from government health care programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Compliance with such laws and regulations is subject to ongoing government review and interpretation, as well as regulatory actions which may be unknown or unasserted at this time. The Company has been a defendant in one such false claims action as described under “Item 3: Legal Proceedings.”

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

Licensure and regulation of assisted living facilities varies considerably from state to state, although the trend is toward increased regulation in the United States. In North Carolina, the Company’s facilities must pass annual surveys and the state has established base-level requirements that must be maintained. Such requirements include or relate to staffing ratios, space, food service, activities, sanitation, proper medical oversight, fire safety, resident assessments and employee training programs. In Canada, assisted living facilities are generally not required to be licensed and are subject to only minor regulations. However, assisted living facilities in Canada undergo a voluntary certification process through the Ontario Residential Care Association. This certification validates proper care and services through an on-site review process of two to three years.

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

The following table sets forth net patient and resident revenues by payor source for the Company for the years presented:

	Year Ended December 31,

			(Dollars in thousands)
	2002		2001		2000

Medicaid(1)	$120,088	61.3%	$130,012	64.1%	$126,193	65.8%
Medicare	41,836	21.4	37,990	18.7	29,995	15.6
Private Pay(1)	33,983	17.3	34,927	17.2	35,683	18.6

Total	$195,907	100.0%	$202,929	100.0%	$191,871	100.0%

(1)	Includes assisted living facility revenues. The mix of Medicaid, Medicare and private pay for nursing homes in 2002 was 63.5%, 24.6% and 11.9%, respectively.

     Patient and residential service is generally provided and charged in daily service units, commonly referred to as patient and resident days. The following table sets forth patient and resident days by payor source for the Company for the years presented:

	Year Ended December 31,

	2002		2001		2000

Medicaid(1)	1,294,589	65.9%	1,581,435	68.9%	1,664,241	70.3%
Medicare	128,385	6.5	116,374	5.1	91,943	3.9
Private Pay(1)	543,121	27.6	597,981	26.0	609,836	25.8

Total	1,966,095	100.0%	2,295,790	100.0%	2,366,020	100.0%

(1)	Includes assisted living facility days. The mix of Medicaid, Medicare and private pay for United States nursing homes in 2002 was 77.0%, 10.3%, and 12.7%, respectively.

The above tables include net patient revenues and the patient days of the six facilities comprising TDLP. See Note 5 of the Company’s Consolidated Financial Statements.

Consistent with the nursing home industry in general, changes in the mix of a facility’s patient population among Medicaid, Medicare, and private pay can significantly affect the profitability of the facility’s operations.

For information about revenue, operating income (loss) and identifiable assets attributable to the Company’s United States and Canadian operations, see Note 16 of the Company’s Consolidated Financial Statements.

Supplies and Equipment.

The Company purchases drugs, solutions and other materials and leases certain equipment required in connection with the Company’s business from many suppliers. The Company has not experienced, and management does not anticipate that the Company will experience, any significant difficulty in purchasing supplies or leasing equipment from current suppliers. In the event that such suppliers are unable or fail to sell supplies or lease equipment to the Company, management believes that other suppliers are available to adequately meet the Company’s needs at comparable prices. National purchasing contracts are in place for all major supplies, such as food, linens, and medical supplies. These contracts assist in maintaining quality, consistency and efficient pricing.

Insurance.

The increasing cost of claims against both the Company and throughout the long-term care profession in general have caused the Company’s professional liability insurance premiums and deductible amounts to increase substantially and insurance coverage limits have decreased substantially during 1999 through 2002 and continuing or policy year 2003. As a result of the substantial premium and deductible increases and insurance coverage decreases, effective March 9, 2002, the Company has obtained professional liability insurance coverage for its United States nursing homes and assisted living facilities that is likely to be substantially less than the claims that could be incurred during the policy periods from March 9, 2002 through March 9, 2004. As a result, the Company is effectively self-insured. For claims made after March 9, 2002, the Company maintains general and professional liability insurance with coverage limits of $250,000 per medical incident and total aggregate policy coverage limits of $1,000,000 for its long-term care services. The 2002 and 2003 policies are on a claims made basis and the Company is self-insured for the first $25,000 per occurrence with no aggregate limit. The Company provides reserves on an actuarial basis for known and expected claims incurred during the policy period.

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

In Canada, the Company’s professional liability claims experience and associated costs have been dramatically less than that in the United States. The Canadian facilities owned or leased by the Company are self-insured for the first $3,000 ($5,000 Canadian) per occurrence. The Company’s aggregate primary coverage limit with respect to Canadian operations is $1,269,000 ($2,000,000 Canadian). The Company also maintains a $3,172,000 ($5,000,000 Canadian) aggregate umbrella policy for claims in excess of the foregoing limits for these facilities.

The Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $33,745,000 as of December 31, 2002. Such liabilities include estimates of legal costs. The Company believes that the $78.425 million monetary judgment, if upheld by the Arkansas Supreme Court (to which it is currently on appeal) will be covered by insurance pursuant to the 1997 and 1998 insurance programs. Based on the expected insurance coverage in effect at the time of the Mena claim, the verdict amount has not been accrued. However, the ultimate results of the Company’s professional liability claims and disputes are unknown at the present time.

In addition, the payment of professional liability claims by the Company’s insurance carriers is dependent upon the financial solvency of the individual carriers. The Company is aware that two of its insurance carriers providing coverage for prior years claims have either been declared insolvent or are currently under rehabilitation proceedings. Any future judgments or settlements above the Company’s per occurrence, per location or umbrella coverage or not covered by insurance due to the insolvency of the insurance carrier could have a material adverse impact on the Company’s financial position, cash flows and results of operations. In addition, the ultimate payment of professional liability claims accrued as of December 31, 2002 and claims that could be incurred during 2003 could require cash resources during 2003 that would be in excess of the Company’s available cash or other resources. These potential future payments could have a material adverse impact on the Company’s financial position and cash flows.

With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. Prior to that time, the Company was self-insured for the first $250,000, on a per claim basis, for workers’ compensation claims in a majority of its United States nursing facilities. However, the insurance carrier providing coverage above the Company’s self insured retention has been declared insolvent by the applicable state insurance agency. As a result, the Company is completely self insured for workers compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. Effective July 1, 2002, the Company entered into a “high deductible” workers compensation insurance program covering the majority of the Company’s United States employees. Under the high deductible policy, the Company is self insured for the first $25,000 per claim, subject to an aggregate maximum out of pocket cost of $1,600,000 for the 12 month policy period. The Company has a letter of credit of $1,252,000 securing its self insured obligations under this program. The letter of credit is secured by a certificate of deposit of $1,252,000, which is reflected as “restricted cash” in the accompanying balance sheet. The reserve for the high deductible policy is based known claims incurred and an estimate of incurred by not reported claims determined by an analysis of historical claims incurred. The Company has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate. The liability recorded by the Company for its obligations under these plans is $1,127,000 as of December 31, 2002. The differences between actual settlements and reserves are included in expense in the year finalized.

The Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $869,000 at December 31, 2002. The differences between actual settlements and reserves are included in expense in the year finalized.

Employees.

As of February 28, 2003, the Company employed a total of approximately 5,333 individuals. Management believes that the Company’s employee relations are good. Approximately 264 of the Company’s United States employees are represented by a labor union and approximately 413 of the Company’s Canadian employees are represented by various unions. With the exception of some administrators of managed facilities (whose salaries are reimbursed by the owners), the staff of the managed nursing homes and assisted living facilities are not employees of the Company. The Company’s managed facilities employ approximately 2,854 individuals, approximately 2,076 of whom are Canadians represented by various unions.

A major component of the Company’s CQI program is employee empowerment initiatives, with particular emphasis placed on selection, recruitment, retention and recognition programs. Administrators and managers of the Company include employee retention and turnover goals in the annual facility, regional and personal objectives.

Although the Company believes it is able to employ sufficient nurses and therapists to provide its services, a shortage of health care professional personnel in any of the geographic areas in which the Company operates could affect the ability of the Company to recruit and retain qualified employees and could increase its operating costs. The Company competes with other health care providers for both professional and non-professional employees and with non-health care providers for non-professional employees. During 2002, the Company faced increased competition for workers due to tight labor markets in most of the areas in which the Company operates in the United States and the nursing shortage that is affecting the United States and Canada.

ITEM 2.	PROPERTIES

The Company owns 28 and leases 42 long-term care facilities. See “Item 1. Business — Description of Lease Agreements” and “- Facilities.” The Company leases approximately 19,000 square feet of office space in Franklin, Tennessee, that houses the executive offices of the Company, centralized management support functions, and the ancillary services supply operations. In addition, the Company leases its regional office for Canadian operations with approximately 10,800 square feet of office space in Mississauga, Ontario, its regional office with approximately 3,400 square feet of office space in Kernersville, North Carolina, and its regional office with approximately 3,000 square feet of office space in Ashland, Kentucky. Lease periods on these facilities generally range up to seven years, although the Kernersville lease runs through 2022 including renewal options. Regional executives for Alabama, Arkansas, Florida, Tennessee and Texas work from offices of up to 1,000 square feet each. Management believes that the Company’s leased properties are adequate for its present needs and that suitable additional or replacement space will be available as required.

ITEM 3.	LEGAL PROCEEDINGS

The provision of health care services entails an inherent risk of liability. In recent years, participants in the health care industry have become subject to an increasing number of lawsuits alleging malpractice, product liability, or related legal theories, many of which involve large claims and significant defense costs. The entire long-term care profession in the United States has experienced a dramatic increase in claims related to alleged negligence in providing care to its patients — the Company is no exception in this regard. The Company, as with the rest of the industry, has numerous liability claims and disputes outstanding for professional liability and other related issues. It is expected that the Company will continue to be subject to such suits as a result of the nature of its business. Further, as with all health care providers, the Company is potentially subject to the increased scrutiny of regulators for issues related to compliance with health care fraud and abuse laws.

As of December 31, 2002, the Company is engaged in 58 professional liability lawsuits, including 17, 20, and 6 in the states of Florida, Arkansas and Texas, respectively. On June 22, 2001, a jury in Mena, Arkansas, issued a verdict in a professional liability lawsuit against the Company totaling $78.425 million. The Company appealed the verdict to the Arkansas Supreme Court in a hearing that took place March 13, 2003. As of March 17, no ruling has been issued by the Court. The Company believes that the $78.425 million verdict, if upheld by the Arkansas Supreme Court, will be covered by insurance pursuant to the Company’s professional liability insurance. Based on the insurance coverage in effect at the time of the claim, the verdict amount has not been accrued. However, to the extent the Company’s professional liability insurance pays large amounts with respect to this verdict, there may not be sufficient insurance coverage for other claims during the same time period. The ultimate results of all of the Company’s professional liability claims and disputes are unknown at the present time. There can be no assurance that verdicts against the Company will not exceed the policy limits of the Company’s insurance policies.

On October 17, 2000, the Company was served with a civil complaint by the Florida Attorney General’s office, in the case of State of Florida ex rel. Mindy Myers v. R. Brent Maggio, et al. In this case, the State of Florida accused multiple defendants of violating Florida’s False Claims Act. The Company, in its capacity as the manager of four nursing homes owned by Emerald Coast Healthcare, Inc. (“Emerald”), was named in the complaint, as amended, which accused the Company of making illegal kickback payments to R. Brent Maggio, Emerald’s sole shareholder, and fraudulently concealing such payments in the Medicaid cost reports filed by the nursing homes. During the first quarter of 2003, the State of Florida granted a voluntary dismissal with prejudice of all claims related to this incident against the Company and its subsidiaries. In addition, a settlement agreement was executed between the State of Florida, R. Brent Maggio and Emerald, pursuant to which the State of Florida has dropped its prosecution of this matter. The Company has been informed that the whistle blower in this action will object to the settlement as executed by the State of Florida. Under Florida’s False Claims Act, a whistle blower may object in court to a settlement but must demonstrate that the State’s settlement is manifestly unjust. In the event the settlement is determined to be manifestly unjust, the Company believes that it has meritorious defenses in this matter and intends to vigorously pursue these defenses in litigation.

In addition to the false claims actions described above, the Company has also received notices from CMS concerning post-payment medical reviews of claims for several of the Company’s Texas facilities. The reviews have resulted in the denial of previously paid claims for infusion therapy and certain other therapy services rendered by outside providers to patients at the Company’s facilities for the years 1996 through 1999. The government has recovered $374,000 as of December 31, 2002, and may continue to recover, some of the alleged overpayment amounts by offset against current amounts due the facilities.

The Company believes that the medical reviews were imposed as the result of a governmental investigation of Infusion Management Services (“IMS”), an unrelated company that provided infusion therapy services to residents at the Company’s facilities and which some time ago entered into a settlement agreement with the government regarding allegations of violations of applicable laws. The Company has appealed many of the denied claims. The Company’s intermediary has indicated it will no longer pursue the denial of claims related to the provision of infusion therapy although it is still denying other therapy services on the same claims. The Company cannot at this time predict whether its efforts to recover the recouped money and obtain payment of the denied claims will be successful, and the denial of these claims could have a material adverse impact on the Company’s financial condition, cash flows or results of operations.

On August 5, 2002, the Company was served notice that the State of Arkansas was suing the Company and certain subsidiaries, including a nursing home operated in Eureka Springs, Arkansas. The State of Arkansas’ allegations against the Company and certain subsidiaries includes violation of the Arkansas Abuse of Adults Act and violation of the Arkansas Medicaid False Claims Act. These allegations are made with respect to a resident (designated in the complaint as “Resident #1”) of the Eureka Springs facility. The Company believes that it has meritorious defenses in this case and will vigorously defend itself. The Company further notes that the Arkansas Department of Human Services — Office of Long Term Care conducted a thorough investigation of the care of Resident #1 and that the Office of Long Term Care issued no citations as a result of their investigation of Resident #1.

The Company cannot currently predict with certainty the ultimate impact of the above cases on the Company’s financial condition, cash flows or results of operations. An unfavorable outcome in any of the lawsuits or any state or Federal False Claims Act case could subject the Company to fines, penalties and damages. Moreover, the Company could be excluded from the Medicare, Medicaid or other federally-funded health care programs, which could have a material adverse impact on the Company’s financial condition, cash flows or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted to a vote of security holders during the fourth quarter (October 1, 2002 through December 31, 2002) of the fiscal year covered by this Annual Report on Form 10-K.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Common Stock of the Company was listed on the New York Stock Exchange under the symbol “AVC” through November 9, 1999. Since that time, the Company’s Common Stock has been traded on NASD’s OTC Bulletin Board under the symbol “AVCA.” The following table sets forth the high and low prices of the common stock for each quarter in 2001 and 2002:

Period	High	Low

2001 - 1st Quarter	1.72	.81
2001 - 2nd Quarter	.95	.25
2001 - 3rd Quarter	.74	.20
2001 - 4th Quarter	.75	.20
2002 - 1st Quarter	.49	.18
2002 - 2nd Quarter	.26	.09
2002 - 3rd Quarter	.57	.21
2002 - 4th Quarter	.48	.22

The Company’s Common Stock has been traded since May 10, 1994. On March 21, 2003, the closing price for the Common Stock was $0.19, as reported by PCQuote.com.

On March 21, 2003, there were 334 holders of record of the common stock. Most of the Company’s shareholders have their holdings in the street name of their broker/dealer.

The Company has not paid cash dividends on its Common Stock and anticipates that, for the foreseeable future, any earnings will be retained for use in its business and no cash dividends will be paid. The Company is currently prohibited from issuing dividends under certain debt instruments.

The following table sets forth certain information regarding the Company’s Equity Compensation Plans:

Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities to be		future issuance under equity
	issued upon exercise of	Weighted-average exercise	compensation plans
	outstanding options,	price of outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,123,000	$4.43	61,000

Equity compensation plans not approved by security holders	—	—	—

Total	1,123,000	$4.43	61,000

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The selected financial data of Advocat as of December 31, 2002, 2001, 2000, 1999 and 1998 and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 have been derived from the audited financial statements of the Company, and should be read in conjunction with the audited financial statements and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,

	2002	2001	2000	1999	1998

		(in thousands, except per share amounts)
Statement of Operations Data
REVENUES:
Patient revenues	$166,470	$162,196	$149,982	$141,199	$166,460
Resident revenues	29,437	40,733	41,889	37,905	34,804
Management fees	2,856	2,993	3,863	2,932	3,627
Equity in joint venture income (loss)	163	150	89	(177)	69
Interest	142	109	212	159	192

Net revenues	199,068	206,181	196,035	182,018	205,152

EXPENSES:
Operating	167,522	177,588	153,719	152,557	164,769
Lease	17,194	20,776	20,563	20,375	19,109
General and administrative	14,274	13,864	12,136	11,753	10,969
Interest	4,093	5,108	6,015	5,460	5,425
Depreciation and amortization	5,549	5,632	5,603	5,167	3,838
Asset impairment and non-recurring charges	3,370	4,847	1,708	500	5,859

Total expenses	212,002	227,815	199,744	195,812	209,969

LOSS BEFORE INCOME TAXES	$(12,934)	$(21,634)	$(3,709)	$(13,794)	$(4,817)

PREFERRED STOCK DIVIDENDS	$269	$231	$58	$—	$—

NET LOSS FOR COMMON STOCK	$(13,272)	$(22,275)	$(3,850)	$(21,676)	$(3,083)

LOSS PER SHARE:
Basic	$(2.42)	$(4.06)	$(.70)	$(3.98)	$(.57)

Diluted	$(2.42)	$(4.06)	$(.70)	$(3.98)	$(.57)

WEIGHTED AVERAGE SHARES:
Basic	5,493	5,493	5,492	5,445	5,388

Diluted	5,493	5,493	5,492	5,445	5,388

	December 31,

	2002	2001	2000	1999		1998

			(in thousands)
Balance Sheet Data:
Working capital (deficit)	$(58,845)	$(64,429)	$(60,069)	$(56,699)		$(16,233)
Total assets	$88,871	$91,070	$101,756	$96,185		$121,294
Short-term borrowings	$41,367	$33,719	$—	$—		$—
Long-term debt, excluding current portion	$5,370 (1)	$4,613 (2)	$5,016 (3)	$7,827	(4)	$33,514	(5)
Shareholders’ equity (deficit)	$(33,828)	$(20,619)	$2,142	$6,267		$27,561

(1)	Because of financial covenant non-compliance as of December 31, 2002, the Company classified $12.2 million of debt as current with scheduled maturities that actually begin in 2004. In the absence of the non-compliance issues, the Company’s long-term debt would have been $17.6 million.

(2)	Because of financial covenant non-compliance as of December 31, 2001, the Company classified $24.4 million of debt as current with scheduled maturities that actually begin in 2003. In the absence of the non-compliance issues, the Company’s long-term debt would have been $29.0 million.

(3)	Because of financial covenant non-compliance as of December 31, 2000, the Company classified $56.1 million of debt as current with scheduled maturities that actually begin in 2002. In the absence of the non-compliance issues, the Company’s long-term debt would have been $61.1 million.

(4)	Because of financial covenant non-compliance as of December 31, 1999, the Company classified $25.9 million of debt as current with scheduled maturities that actually begin in 2001. In the absence of the non-compliance issues, the Company’s long-term debt would have been $33.7 million.

(5)	The current portion of long-term debt totaled $30.1 million as of December 31, 1998.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Advocat Inc. (together with its subsidiaries, “Advocat” or the “Company”) provides long-term care services to nursing home patients and residents of assisted living facilities in ten states, primarily in the Southeast, and three Canadian provinces. The Company’s facilities provide a range of health care services to their patients and residents. In addition to the nursing, personal care and social services usually provided in long-term care facilities, the Company offers a variety of comprehensive rehabilitation services as well as medical supply and nutritional support services.

As of December 31, 2002, the Company operates 98 facilities, consisting of 62 nursing homes with 7,138 licensed beds and 36 assisted living facilities with 3,499 units. In comparison, at December 31, 2001, the Company operated 116 facilities composed of 62 nursing homes containing 6,992 licensed beds and 54 assisted living facilities containing 5,319 units. As of December 31, 2002, the Company owns 12 nursing homes, leases 34 others and manages the remaining 16 nursing homes. Additionally, the Company owns 16 assisted living facilities, leases 8 others and manages the remaining 12 assisted living facilities. The Company holds a minority interest in six of these managed assisted living facilities. The Company operates 48 nursing homes and 16 assisted living facilities in the United States and 14 nursing homes and 20 assisted living facilities in Canada.

Effective April 30, 2002, the Company entered into a Lease Termination and Operations Transfer Agreement (the “Pierce Agreement”) with Pierce Management Group and related persons (collectively, “Pierce”), pursuant to which the 13 leases with the former principal owners or affiliates of Pierce were terminated. Effective May 31, 2002, the leases on two additional assisted living facilities were assumed by Pierce. As a result, the Company was relieved of its future obligations with respect to these 15 leases. Effective June 30, 2002, the Company terminated the lease on one additional assisted living facility. The Company is in a dispute with the owner of this property which will be the subject of an arbitration hearing currently scheduled in 2003. The Company has accrued for the estimated costs associated with this arbitration hearing. The Company incurred lease termination charges of approximately $750,000 in 2002, consisting of the remaining net book value of these facilities, approximately $470,000, and approximately $280,000 for legal fees and other costs of completing the transactions.

During the fourth quarter of 2001, the Company terminated the leases on two Florida nursing homes, and sold another owned Florida nursing home during the fourth quarter of 2002. The Company recorded impairment provisions of approximately $482,000 and $95,000 in 2001 and 2002, respectively, to write-off the remaining net book value of these properties in connection with these transactions.

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

Operating Data

The following table presents the Advocat statements of operations for the years ended December 31, 2002, 2001 and 2000, and sets forth this data as a percentage of revenues for the same years.

	Year Ended December 31,

			(Dollars in thousands)
	2002		2001		2000

Revenues:
Patient revenues	$166,470	83.6%	$162,196	78.7%	$149,982	76.5%
Resident revenues	29,437	14.8	40,733	19.8	41,889	21.4
Management fees	2,856	1.4	2,993	1.4	3,863	2.0
Equity in joint venture income	163	0.1	150	0.1	89	0.0
Interest	142	0.1	109	0.0	212	0.1

Net revenues	199,068	100.0%	206,181	100.0%	196,035	100.0%

Expenses:
Operating	167,522	84.1	177,588	86.1	153,719	78.4
Lease	17,194	8.6	20,776	10.1	20,563	10.5
General & administrative	14,274	7.2	13,864	6.7	12,136	6.2
Depreciation & amortization	5,549	2.8	5,632	2.7	5,603	2.9
Asset impairment & non-recurring charges	3,370	1.7	4,847	2.4	1,708	0.8
Interest	4,093	2.1	5,108	2.5	6,015	3.1

Total expenses	212,002	106.5	227,815	110.5	199,744	101.9

Loss before income taxes	(12,934)	(6.5)	(21,634)	(10.5)	(3,709)	(1.9)
Provision for income taxes	69	0.0	410	0.2	83	0.0

Net loss	(13,003)	(6.5)	(22,044)	(10.7)	(3,792)	(1.9)
Preferred stock dividends	269	0.1	231	0.1	58	0.0

Net loss for common stock	$(13,272)	(6.7)%	$(22,275)	(10.8)%	$(3,850)	(2.0)%

The Company has incurred significant operating losses during 2002, 2001 and 2000. The Company has a working capital deficit of $58.8 million as of December 31, 2002. Also, the Company has limited resources available to meet its operating, capital expenditure and debt service requirements during 2003. Given that events of default exist under the Company’s working capital line of credit, there can be no assurances that the respective lender will continue to provide working capital advances.

The following tables present data about the facilities operated by the Company as of the dates or for the years indicated:

	December 31,

	2002	2001	2000

Licensed Nursing Home Beds:
Owned	1,122	1,150	706
Leased	3,769	3,769	4,007
Managed	2,247	2,073	2,517

Total	7,138	6,992	7,230

Assisted Living Units:
Owned	1,180	1,180	1,179
Leased	641	2,022	2,097
Managed(1)	1,678	2,117	2,149

Total	3,499	5,319	5,425

Total Beds/Units:
Owned	2,302	2,330	1,885
Leased	4,410	5,791	6,104
Managed(1)	3,925	4,190	4,666

Total	10,637	12,311	12,655

Facilities:
Owned	28	29	23
Leased	42	58	61
Managed(1)	28	29	36

Total	98	116	120

(1)	Includes, as of December 31, 2002, 2001 and 2000, six, seven and seven assisted living facilities, respectively, with 865, 1,062 and 1,062 units, respectively, in which the Company holds a minority equity interest.

	December 31,

	2002	2001	2000

Average Occupancy(1):
Leased/Owned(2)	76.5%	77.9%	76.7%
Managed	93.6	93.5	90.6

Total	82.2%	82.8%	80.7%

(1)	Average occupancy excludes facilities under development or facilities managed during receivership or insolvency proceedings.

(2)	Includes the occupancy of the six facilities of TDLP, a limited partnership managed by the Company through August 31, 2001 and operated thereafter.

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

Management Fees

Under its management agreements, the Company has responsibility for the day-to-day operation and management of each of its managed facilities. The Company typically receives a base management fee ranging generally from 3.5% to 6.0% of net revenues of each managed facility. The Company has the potential to earn incentive management fees over its base management fees in certain instances. The Company records revenues associated with management services on an accrual basis as the services are provided. Other than certain corporate and regional overhead costs, the services provided at the facility are at the facility owner’s expense. The facility owner is also obligated to pay for all required capital expenditures. The Company generally is not required to advance funds to the owner. Other than with respect to facilities managed during insolvency or receivership situations, the Company’s management fees are generally subordinated to the debt payments of the facilities it manages. In instances in which management fees are subordinated to debt payments, the Company recognizes revenues when services are performed based on the probability of collection.

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

Receivables that are deemed to be uncollectible are written off. The allowance for doubtful accounts balance is assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified.

Self-Insurance Reserves

Self-insurance reserves primarily represent the accrual for self insured risks associated with general and professional liability claims, employee health insurance and workers compensation. The self insurance reserves include a liability for reported claims and estimates for incurred but unreported claims. The Company’s policy with respect to a significant portion of the general and professional liability claims is to use an actuary to support the estimates recorded for the development of known claims and incurred but unreported claims. The Company’s health insurance reserve is based on known claims incurred and an estimate of incurred but unreported claims determined by an analysis of historical claims paid. The Company’s workers compensation reserve related to periods of self insurance prior to May 1997 and a high deductible policy issued July 1, 2002 covering most of the Company’s employees in the United States. The reserve for workers compensation self insurance prior to May 1997 consists only of known claims incurred and the reserve is based on an estimate of the future costs to be incurred for the known claims. The reserve for the high deductible policy issued July 1, 2002 is based on known claims incurred and an estimate of incurred but not reported claims determined by an analysis of historical claims incurred. Expected insurance coverages are reflected as a reduction of the reserves. The self insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Professional liability claims are inherently uncertain and actual results could differ from estimates and cause the Company’s reported net income to vary significantly from period to period. The long-term care industry has seen a significant increase in claims based on alleged negligence by nursing homes and their employees in providing care to residents. As of December 31, 2002, the Company is the defendant in 58 such claims inclusive of years 1994 through 2002. This litigation will take many years to complete and additional claims which are as yet unasserted will likely arise. Based on historical claims experience, it is likely that these claims plus unasserted claims will exceed the Company’s insurance coverage, and it is possible that these claims plus unasserted claims could exceed the Company’s reserves, which would have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Asset Impairment

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the recoverability of the carrying values of its properties on a property by property basis. On a quarterly basis, the Company reviews its properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable. The need to recognize an impairment is based on estimated future cash flows from a property compared to the carrying value of that property. If recognition of an impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property.

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

Under the current law, Medicare reimbursements for nursing facilities were reduced following the October 1, 2002 expiration of two temporary payment increases enacted as part of earlier Medicare enhancement bills. As a result, beginning October 1, 2002, the Company’s Medicare reimbursement has been reduced by an estimated $368,000 per month, as a result of the expiration of temporary add-on legislation. Partially offsetting this decrease, CMS implemented a Medicare rate increase of approximately 2.6% effective October 1, 2002. There are two additional payment increases that were originally scheduled to expire October 1, 2002. CMS has announced that the expiration of these payments increases have been postponed to October 1, 2004.

During 2002, 2001 and 2000, the Company experienced certain adverse regulatory actions with respect to certain facilities, including a decertification from the Medicare and Medicaid programs during 2000. The Company also experiences regulatory scrutiny that can result in fines and penalties. The Company incurred expenses of $210,000, $324,000 and $570,000 for fines and penalties in 2002, 2001 and 2000, respectively.

Self-Insurance Reserves

During the past five years, the long-term care profession in the United States has experienced a dramatic increase in claims related to alleged negligence in providing care to its patients — the Company is no exception in this regard. As a result, the Company has numerous liability claims and disputes outstanding for professional liability and other related issues. As of December 31, 2002, the Company is engaged in 58 professional liability lawsuits, including 17, 20, and 6 in the states of Florida, Arkansas and Texas, respectively. On June 22, 2001, a jury in Mena, Arkansas issued a verdict in a professional liability lawsuit against the Company totaling $78.425 million. The Company appealed the verdict to the Arkansas Supreme Court in a hearing that took place March 13, 2003. As of March 17, no ruling has been issued by the Court. The Company and its subsidiaries carry professional liability insurance up to certain limits for coverage of such claims. However, the insurance coverage limits available to the Company has declined significantly beginning in 1999. Based on the insurance coverage in effect at the time of the Mena claim, the verdict amount has not been accrued. However, due to the increasing cost of claims against the both Company and throughout the long-term care profession in general, the Company’s professional liability insurance premiums and deductible amounts increased substantially and insurance coverage limits decreased substantially during 1999 through 2002 and continuing for policy year 2003.

As a result of the substantial premium and deductible increases and insurance coverage limit decreases, effective March 9, 2002, the Company has obtained professional liability insurance coverage for its United States nursing homes and assisted living facilities that is likely to be substantially less than the claims that could be incurred during the policy periods from March 9, 2002 through March 9, 2004. As a result, the Company is effectively self-insured. For claims made after March 9, 2002, the Company maintains general and professional liability insurance with coverage limits of $250,000 per medical incident and total aggregate policy coverage limits of $1,000,000 for its long-term care and assisted living services. The 2002 and 2003 policies are on a claims made basis and the Company is self-insured for the first $25,000 per occurrence with no aggregate limit. The Company provides reserves on an actuarial basis for known and expected claims incurred during the policy period.

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

In Canada, the Company’s professional liability claims experience and associated costs has been dramatically less than that in the United States. The Canadian facilities owned or leased by the Company are self-insured for the first $3,000 ($5,000 Canadian) per occurrence. The Company’s aggregate primary coverage limit with respect to Canadian operations is $1,269,000 ($2,000,000 Canadian). The Company also maintains a $3,172,000 ($5,000,000 Canadian) aggregate umbrella policy for claims in excess of the foregoing limits for these facilities.

The Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $33,745,000 as of December 31, 2002. Such liabilities include estimates of legal costs. The Company believes that the $78.425 million monetary judgment, if upheld by the Arkansas Supreme Court, will be covered by insurance pursuant to the 1997 and 1998 insurance programs. Based on the insurance coverage in effect at the time of the Mena claim, the verdict amount has not been accrued. The ultimate results of the Company’s professional liability claims and disputes are unknown at the present time.

In addition, the payment of professional liability claims by the Company’s insurance carriers is dependent upon the financial solvency of the individual carriers. The Company is aware that two of its insurance carriers providing coverage for prior years claims have either been declared insolvent or are currently under rehabilitation proceedings. Any future judgments or settlements above the Company’s per occurrence, per location or umbrella coverage or not covered by insurance due to the insolvency of the insurance carrier could have a material adverse impact on the Company’s financial position, cash flows and results of operations. In addition, the ultimate payment of professional liability claims accrued as of December 31, 2002 and claims that could be incurred during 2003 could require cash resources during 2003 that would be in excess of the Company’s available cash or other resources. These potential future payments could have a material adverse impact on the Company’s financial position and cash flows.

With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. Prior to that time, the Company was self-insured for the first $250,000, on a per claim basis, for workers’ compensation claims in a majority of its United States nursing facilities. However, the insurance carrier providing coverage above the Company’s self insured retention has been declared insolvent by the applicable state insurance agency. As a result, the Company is completely self insured for workers compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. Effective July 1, 2002, the Company entered into a “high deductible” workers compensation insurance program covering the majority of the Company’s United States employees. Under the high deductible policy, the Company is self insured for the first $25,000 per claim, subject to an aggregate maximum out of pocket cost of $1,600,000 for the 12 month policy period. The Company has a letter of credit of $1,252,000 securing its self insured obligations under this program. The letter of credit is secured by a certificate of deposit of $1,252,000, which is reflected as “restricted cash” in the accompanying balance sheet. The reserve for the high deductible policy is based on known claims incurred and an estimate of incurred but not reported claims determined by an analysis of historical claims incurred. The liability recorded by the Company for its obligations under these plans is $1,127,000 as of December 31, 2002. The difference between actual settlements and reserves are included in expense in the year finalized.

The Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $869,000 at December 31, 2002. The differences between actual settlements and reserves are included in expense in the year finalized.

Asset Impairments and Non-Recurring Charges

In 2002, 2001 and 2000, the Company recorded asset impairment and other charges of $3,370,000, $4,847,000 and $1,708,000, respectively.

	2002	2001	2000

Impairment of long-lived assets	$2,031,000	$4,342,000	$—
Investment banker/consultant fees	181,000	—	—
Terminated merger expenses	408,000	—	—
Assisted living lease terminations	750,000	—	—
Legal and advisory fees incurred in conjunction with amendment of lease and debt agreements	—	—	1,708,000
Other charges	—	505,000	—

	$3,370,000	$4,847,000	$1,708,000

Description of Impairment	2002	2001

Assets held for sale — As a result of expected future sales, the Company has recorded impairment expense on one assisted living facility and one nursing home, reducing the net book value of these properties to their estimated net realizable value	$469,000	$352,000
Lease Terminations – The Company terminated the leases on two Florida nursing homes and has recorded impairment charges for the remaining net book value of these properties, including leasehold improvements	—	360,000
Nursing Homes Impairment charges – As a result of projected cash flows, impairment charges were recorded in 2002 for two leased United States nursing homes and were recorded in 2001 for 6 United States nursing homes, including 2 owned facilities and 4 leased facilities	378,000	1,564,000
Assisted Living Facilities Impairment Charges – As a result of projected cash flows, impairment charges were recorded in 2002 for two United States assisted living facilities, including one owned facility and one leased facility, and were recorded in 2001 for 14 United States leased assisted living facilities	1,184,000	2,066,000

Total impaired asset charges	$2,031,000	$4,342,000

During 2002, the Company retained the services of an investment banker consultant to seek alternatives to the Company’s capital structure, and paid this consultant approximately $181,000.

During the third quarter of 2002, the Company entered into a letter of intent to enter into a merger agreement with another company. Effective October 7, 2002, the Company terminated the letter of intent. During the fourth quarter of 2002, the Company entered into a letter of intent to enter into a merger agreement with another company. Effective March 3, 2003, the Company terminated the letter of intent. The Company incurred expenses of $408,000 in connection with these letters of intent.

The costs associated with the assisted living terminations consist of the remaining net book value of those facilities, approximately $470,000, together with approximately $280,000 for legal and other costs of completing the transaction.

The other charges of $505,000 in 2001 consist of an accrual for the future operating costs of a leased facility that is no longer operating, including projected rent, maintenance, taxes and insurance.

The Company entered into a Settlement and Restructuring Agreement with Omega on November 8, 2000. The non-recurring charges recorded during 2000 represent legal and advisory fees incurred in conjunction with the Settlement and Restructuring Agreement and the related amendments to the Company’s lease and debt agreements.

Company Liquidity and Continuing Operating Losses

The Company has incurred operating losses in the years ended December 31, 2002, 2001 and 2000 and has limited resources available to meet its operating, capital expenditure and debt service requirements during 2003. The Company has a net working capital deficit of $58.8 million as of December 31, 2002. The Company has $23.6 million of matured debt, $18.2 million of scheduled debt maturities (including short term debt and current portions of long term debt) during 2003, and is in default of certain debt covenants contained in debt agreements. Beginning October 1, 2002, the Company’s Medicare reimbursements were reduced by approximately $368,000 per month as a result of the expiration of legislation that temporarily increased Medicare reimbursement. Effective March 9, 2001, the Company also obtained professional liability insurance coverage that, based on historical claims experience, could be substantially less than the claims that could be incurred during 2001, 2002 and 2003 and is less than the coverage required by certain of the Company’s debt and lease agreements. The ultimate payments on professional liability claims accrued as of December 31, 2002 and claims that could be incurred during 2003 could require cash resources during 2003 that would be in excess of the Company’s available cash or other resources. The Company is also not in compliance with certain lease and debt agreements, including financial covenants, insurance requirements and other obligations, that allow the Company’s primary lessor certain rights as discussed below and allows the holders of substantially all of the Company’s debt to demand immediate repayment. Although the Company does not anticipate that such demands will be made, the continued forbearance on the part of the Company’s lenders cannot be assured at this time. Accordingly, the Company has classified the related debt principal amounts as current liabilities in the accompanying consolidated financial statements as of December 31, 2002. Given that events of default exist under the Company’s working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances. Events of default under the Company’s debt agreements could lead to additional events of default under the Company’s lease agreements covering a majority of its United States nursing facilities. A default in the related lease agreements allows the lessor the right to terminate the lease agreements and assume operating rights with respect to the leased properties. The net book value of property and equipment, including leasehold improvements, related to these facilities total approximately $4.6 million as of December 31, 2002. A default in these lease agreements also allows Omega the right to require the Company to redeem the Series B Redeemable Convertible Preferred Stock held by Omega. At a minimum, the Company’s cash requirements during 2003 include funding operations (including potential payments related to professional liability claims), capital expenditures, scheduled debt service, and working capital requirements. No assurance can be given that the Company will have sufficient cash to meet these requirements.

The majority of the Company’s lenders have the right to force immediate payment of outstanding debt. If the Company’s lenders force immediate repayment, the Company would not be able to repay the related debt outstanding. Of the total $41.8 million of matured or scheduled debt maturities (including short term debt and current portions of long term debt) during 2003, the Company plans to repay $2.3 million from cash generated from operations and will attempt to refinance the remaining $39.5 million. The Company’s management has implemented a plan to enhance revenues related to the operations of the Company’s nursing homes and assisted living facilities. Management is focused on increasing the occupancy in its nursing homes and assisted living facilities through an increased emphasis on attracting and retaining patients and residents. Management is also focused on minimizing future expense increases through the elimination of excess operating costs. Management will attempt to minimize professional liability claims in future periods by vigorously defending itself against all such claims and through the additional supervision and training of staff employees. The Company is unable to predict if it will be successful in enhancing revenues, reducing operating losses, in negotiating waivers, amendments, or refinancings of outstanding debt, or if the Company will be able to meet any amended financial covenants in the future. Regardless of the effectiveness of management’s efforts, any demands for repayment by lenders, the inability to obtain waivers or refinance the related debt, or the termination of lease agreements would have a material adverse impact on the financial position, results of operations and cash flows of the Company. If the Company is unable to generate sufficient cash flow from its operations or successfully negotiate debt or lease amendments, the Company may have to explore a variety of other options, including but not limited to other sources of equity or debt financings, asset dispositions, or relief under the United States Bankruptcy Code. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

See additional discussion in “Liquidity and Capital Resources.”

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

All of the Company’s facilities are required to obtain annual licensure renewal and are subject to annual surveys and inspections in order to be certified for participation in the Medicare and Medicaid programs. In order to maintain their state operating license and their certification for participation in Medicare and Medicaid programs, the nursing facilities must meet certain statutory and administrative requirements. These requirements relate to the condition of the facilities, the adequacy and condition of the equipment used therein, the quality and adequacy of personnel, and the quality of resident care. Such requirements are subjective and subject to change. There can be no assurance that, in the future, the Company will be able to maintain such licenses and certifications for its facilities or that the Company will not be required to expend significant sums in order to maintain compliance with regulatory requirements.

Recently, government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of fraud and abuse statutes and regulations. Violations of these laws and regulations could result in exclusion from government health care programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time. The Company has been a defendant in a false claims action, as described in Part 2., Other Information – Item 3., Legal Proceedings.

Contractual Obligations and Commercial Commitments

The Company has certain contractual obligations as of December 31, 2002, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

		Less than	1 to 3	4 to 5	After
Contractual Obligations	Total	1 year	Years	Years	5 Years

Long-Term Debt	$18,047	$468	$4,878	$12,701	$—
Short-Term Debt	$41,367	$41,367	$—	$—	$—
Series B Preferred Stock	$3,858	$—	$—	$3,858	$—
Operating Leases	$262,332	$14,349	$27,474	$26,991	$193,518

The Company has employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.0 times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change of control of the Company (as defined). The maximum contingent liability under these agreements is approximately $1.5 million. In addition, upon the occurrence of any triggering event, certain executives may elect to require the Company to purchase options granted to them for a purchase price equal to the difference in the fair market value of the Company’s common stock at the date of termination versus the stated option exercise price. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by the employee or the Company.

Effective October 18, 2002, the Company announced the retirement of its Chairman and Chief Executive Officer and the resignation of its Chief Operating Officer. The Company agreed to pay these executives $735,000 in severance and separation benefits and in settlement of existing employment agreements with these executives. The Company recorded a charge for these expenditures in the fourth quarter of 2002.

A subsidiary of the Company has provided guarantees of certain cash flow deficiencies and quarterly return obligations of Diversicare VI Limited Partnership (“Diversicare VI”), which may obligate the subsidiary to make interest-free loans to Diversicare VI. Such cash flow obligations have never been called upon. There is no assurance that all or any portion of the loans made to Diversicare VI will be repaid. These guarantees are not included in the table above due to uncertainty about the amount and timing of obligations under the guarantees.

Year Ended December 31, 2002 Compared With Year Ended December 31, 2001

The following discussion is significantly impacted by termination of leases on 16 assisted living properties during 2002, the termination of leases on two Florida nursing homes in the fourth quarter of 2001 and the sale of one Florida nursing home in the fourth quarter of 2002 (together, the three Florida facilities are referred to as “Nursing Home Eliminated Operations”) as discussed in the overview at the start of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenues. Net revenues decreased to $199.1 million in 2002 from $206.2 million in 2001, a decrease of $7.1 million, or 3.4%. Patient revenues increased to $166.5 million in 2002 from $162.2 million in 2001, an increase of $4.3 million, or 2.6%. The increase in patient revenues is due to increased Medicare utilization, Medicare rate increases at several facilities which became effective in October 2001 and increased Medicaid rates in certain states, partially offset by a 1.9% decline in census in 2002 as compared to 2001, the Nursing Home Eliminated Operations and the expiration of Medicare temporary payment increases effective October 1, 2002. As a percent of total census in the United States, Medicare days increased to 10.3% in 2002 from 8.7% in 2001. As a percent of patient revenues, Medicare increased to 24.6% in 2002 from 22.7% in 2001 while Medicaid and similar programs decreased to 63.5% from 65.4% in 2001.

Resident revenues decreased to $29.4 million in 2002 from $40.7 million in 2001, a decrease of $11.3 million, or 27.7%. This decline is primarily attributable to the assisted living facility lease terminations, which resulted in reduced revenue of approximately $11.7 million.

Ancillary service revenues, prior to contractual allowances, increased to $28.0 million in 2002 from $23.0 million in 2001, an increase of $5.0 million or 22.1%. The increase is primarily attributable to increased Medicare census, partially offset by the Nursing Home Eliminated Operations and reductions in revenue availability under Medicare and is consistent with the Company’s expectations. Although the $1,590 per patient annual ceiling on physical, speech and occupational therapy services had been lifted for a two year period, the limitation is currently scheduled to become effective in July 2003. The ultimate effect on the Company’s operations cannot be predicted at this time because the extent and composition of the ancillary cost limitations are subject to change.

Management fee revenue decreased to $2.9 million in 2002 from $3.0 million in 2001, a decrease of $137,000 or 4.6%. A management contract covering four nursing facilities includes a defined calculation of the “priority of distribution”, which determines the amount of management fees which may be earned by the Company. The Company’s management fee is the lesser of 6% of facility revenues or the amount determined by the priority of distribution calculation. The reduction in management fee revenue is as a result of increased operating costs of these facilities, including primarily salaries and wages.

Operating Expense. Operating expense decreased to $167.5 million in 2002 from $177.6 million in 2001, a decrease of 10.1 million, or 5.7%. As a percent of patient and resident revenues, operating expense decreased to 85.5% in 2002 from 87.5% in 2001. The decrease in operating expense is primarily attributable to a reduction in bad debt and professional liability expenses, the assisted living lease terminations and the Nursing Home Eliminated Operations. Partially offsetting these decreases are cost increases related to nursing and ancillary expenses to support the increased Medicare utilization. The largest component of operating expenses is wages, which decreased to $88.2 million in 2002 from $88.8 million in 2001, a decrease of $0.6 million, or 0.6%. The decrease in wages is due to reduced costs associated with reduced Medicaid census, the assisted living facility terminations and the Nursing Home Eliminated Operations, partially offset by wage increases due to competitive labor markets in most of the areas in which the Company operates. The Company’s professional liability costs for United States nursing homes and assisted living facilities, including insurance premiums and reserves for self-insured claims, decreased to $16.4 million in 2002 from $21.2 million in 2001, a decrease of $4.8 million, or 22.6%. The 2001 professional liability expense included a one-time charge of $8.7 million, recorded based on an actuarial review and reflecting the effects of additional claims and higher settlements per claim. The 2002 professional liability cost includes cash and non-cash charges recorded based on current actuarial reviews, including the recent effects of additional claims and higher settlements per claim. The actuarial reviews include estimates of known claims and a prediction of claims that may have occurred, but have not yet been reported to the Company.

Lease Expense. Lease expense decreased to $17.2 million in 2002 from $20.8 million in 2001, a decrease of $3.6 million, or 17.2%. The decrease in lease expense is primarily attributable to the assisted living lease terminations.

General and Administrative Expense. General and administrative expense increased to $14.3 million in 2002 from $13.9 million in 2001, an increase of $410,000, or 3.0%. As a percent of total net revenues, general and administrative expense increased to 7.2% in 2002 from 6.7% in 2001. The increase is primarily attributable to charges of $735,000 recorded for severance following the retirement of the Company’s and Chief Executive Officer and the resignation of its Chief Operating Officer in 2002, together with increases in salaries and wages. Excluding the severance charges, as a percent of total net revenues, general and administrative expenses increased to 6.8% in 2002 from 6.7% in 2001. These increases were partially offset by lower workers compensation audit premiums and a reduction in travel and entertainment in 2002.

Interest Expense. Interest expense decreased to $4.1 million in 2002 from $5.1 million in 2001, a decrease of $1.0 million or 19.9%. The decrease is primarily due to interest rate reductions on the Company’s variable rate debt and a decrease in 2002 in the Company’s average outstanding debt balance.

Depreciation and Amortization. Depreciation and amortization expenses decreased to $5.5 million in 2002 from $5.6 million in 2001, a decrease of $83,000 or 1.5%

Asset Impairment and Non-Recurring Charges. During 2002, the Company recorded impairment charges in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and certain other charges, as follows:

Impairment of long-lived assets	$2,031,000
Investment banker/consultant fees	181,000
Terminated merger expenses	408,000
Assisted living lease termination	750,000

$3,370,000

During 2001, the Company recorded asset impairment charges of $4.3 million for the estimated impairment of certain assets and other charges of $505,000 for an accrual of the future operating costs of a non-operating facility, including projected rent, maintenance, taxes and insurance.

Loss Before Income Taxes; Net Loss for Common Stock; Net Loss Per Common Share. As a result of the above, the loss before income taxes was $12.9 million in 2002 as compared to $21.6 million in 2001, a decrease in the loss of $8.7 million. The income tax provision in 2002 consists of a benefit of $446,000 for a refund of US Federal income taxes received in 2002, offset by provisions of $516,000 for US state and Canadian provincial taxes. The 2001 tax provision relates to provincial taxes in Canada. The Company’s effective tax rate differs materially from the statutory rate mainly due to increases in the Company’s valuation allowance for net deferred tax assets. After preferred stock dividends of $269,000 in 2002 and $231,000 in 2001, net loss for common stock was $13.3 million in 2002 as compared to $22.3 million in 2001, a decrease in the loss of $9.0 million. The basic and diluted loss per share were $2.42 each in 2002 as compared to $4.06 each in 2001.

Year Ended December 31, 2001 Compared With Year Ended December 31, 2000

Revenues. Net revenues increased to $206.2 million in 2001 from $196.0 million in 2000, an increase of $10.2 million, or 5.2%. Patient revenues increased to $162.2 million in 2001 from $150.0 million in 2000, an increase of $12.2 million, or 8.1%. The increase in patient revenues is due to increased Medicaid rates in Arkansas and other states, increased Medicare utilization, Medicare rate increases and a 0.7% increase in occupancy in 2001 as compared to 2000. Partially offsetting these increases, the Company closed a facility in August 2000 and terminated the lease on one Florida nursing home effective October 1, 2001. In addition, the Company terminated the lease on an additional Florida nursing home effective December 31, 2001, which will affect revenue in 2002. As a percentage of total census in the United States, Medicare days increased to 8.7% in 2001 from 6.8% in 2000. As a percent of patient revenues, Medicare increased to 22.7% in 2001 from 19.0% in 2000 while Medicaid and similar programs decreased to 65.4% from 68.1% in 2000. Resident revenues decreased to $40.7 million in 2001 from $41.9 million in 2000, a decrease of $1.2 million, or 2.8%. The Company experienced a 7.3% decline in resident days, partially offset by an increase in rates.

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

Lease Expense. Lease expense increased to $20.8 million in 2001 from $20.6 million in 2000, an increase of $213,000, or 1.0%. Effective October 1, 2000, the Company entered into an amended lease agreement with the primary lessor of the Company’s United States nursing homes, which resulted in reduced lease costs. Partially offsetting this decrease, the majority of the Company’s lease agreements include annual adjustments generally tied to inflation.

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

Interest Expense. Interest expense decreased to $5.1 million in 2001 from $6.0 million in 2000, a decrease of $907,000, or 15.1%. Interest rate reductions on the Company’s variable rate debt were partially offset by an increase in 2001 in the Company’s average outstanding debt balance.

Depreciation and Amortization. Depreciation and amortization expenses were $5.6 million in both 2001 and 2000.

Asset Impairment and Non-Recurring Charges. In the fourth quarter of 2001, the Company recorded asset impairment charges of $4.3 million for the estimated impairment of certain assets and other charges of $505,000 for an accrual of the future operating costs of a non-operating facility, including projected rent, maintenance, taxes and insurance. During 2000, the Company recorded non-recurring charges totaling $1.7 million in connection with the restructuring of the lease arrangements covering the majority of its United States nursing facilities and the proposed refinancing of certain debt obligations. Of this amount, $995,000 and $401,000 related to consulting and legal fees incurred, respectively.

Loss Before Income Taxes; Net Loss for Common Stock; Net Loss Per Common Share. As a result of the above, the loss before income taxes was $21.6 million in 2001 as compared to a loss of $3.7 million in 2000, an increase in the loss of $17.9 million. The income tax provision in 2001 and 2000 relates to provincial taxes in Canada. After preferred stock dividends of $231,000 and $58,000 in 2001 and 2000, respectively, the net loss for common stock was $22.3 million in 2001 as compared to a net loss of $3.9 million in 2000, an increase in the loss of $18.4 million. The basic and diluted loss per share were $4.06 each in 2001 as compared to $.70 each in 2000.

Liquidity and Capital Resources

At December 31, 2002, the Company had negative working capital of $58.8 million and a current ratio of 0.29, compared with negative working capital of $64.4 million and a current ratio of 0.25 at December 31, 2001. The Company has incurred losses during 2002, 2001, and 2000 and has limited resources available to meet its operating, capital expenditure and debt service requirements during 2003.

Certain of the Company’s debt agreements contain various financial covenants, the most restrictive of which relate to current ratio requirements, tangible net worth, cash flow, net income (loss), required insurance coverages, and limits on the payment of dividends to shareholders. As of December 31, 2002, the Company has $23.6 million of matured debt that is currently due and was not in compliance with certain of the financial covenants contained in the Company’s debt and lease agreements. The Company has not yet refinanced its matured debt and has not obtained waivers of the non-compliance. Cross-default or material adverse change provisions contained in the debt agreements allow the holders of substantially all of the Company’s debt to demand immediate repayment. The Company would not be able to repay this indebtedness if the applicable lenders demanded repayment. Although the Company does not anticipate that such demand will be made, the continued forbearance on the part of the Company’s lenders cannot be assured at this time. Given that events of default exist under the Company’s working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances.

As of December 31, 2002, the Company has $23.6 million of matured debt and $18.2 million of scheduled debt maturities in 2003 that must be repaid or refinanced during the next twelve months. As a result of these maturities, covenant non-compliance and other cross-default provisions, the Company has classified a total of $54.0 million of debt as current liabilities as of December 31, 2002.

An event of default under the Company’s debt agreements could lead to actions by the lenders that could result in an event of default under the Company’s lease agreements covering a majority of its United States nursing facilities. Should such a default occur in the related lease agreements, the lessor would have the right to terminate the lease agreements and assume operating rights with respect to the leased properties. The net book value of property and equipment, including leasehold improvements, related to these facilities total approximately $4.6 million as of December 31, 2002. A default in these lease agreements would also give the holder of the Series B Redeemable Convertible Preferred Stock the right to require the Company to redeem those shares.

Beginning October 1, 2002, the Company’s Medicare reimbursement was reduced by an estimated $368,000 per month, as a result of the expiration of temporary add-on legislation (See “Medicare Reimbursement”). Management continues to focus on efforts to increase revenues and to minimize future expense increases through the elimination of excess operating costs. Management will also attempt to minimize professional liability claims in the future periods by vigorously defending it against all such claims and through the additional supervision and training of staff employees. The Company is unable to predict if it will be successful in reducing operating losses, in negotiating waivers, amendments, or refinancings of outstanding debt, or if the Company will be able to meet any amended financial covenants in the future. Any demands for repayment by lenders, the inability to obtain waivers or refinance the related debt, or the termination of the lease agreements would have a material adverse impact on the financial position, results of operations and cash flows of the Company. If the Company is unable to generate sufficient cash flow from its operations or successfully negotiate debt or lease amendments, the Company may have to explore a variety of other options, including but not limited to other sources of equity or debt financings, asset dispositions, or relief under the United States

Bankruptcy Code. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern. The independent public accountant’s report on the Company’s financial statements at December 31, 2002 included a paragraph with regards to the uncertainties of the Company’s ability to continue as a going concern.

As of December 31, 2002, the Company had no borrowings under its working capital line of credit. The total maximum outstanding balance of the working capital line of credit, including letters of credit outstanding, is $2,500,000. There are certain restrictions based on certain borrowing base restrictions. As of December 31, 2002 the Company had $200,000 of letters of credit outstanding with the same bank lender, which further reduce the maximum available amount outstanding under the working capital line of credit. As of December 31, 2002, the Company had total additional borrowing availability of $2,300,000 under its working capital line of credit. The working capital line of credit matures July 2003 with interest at either LIBOR plus 2.50% or the bank’s prime rate plus .50% (up to a maximum of 9.50%). Given the Company’s default under its credit facility, no assurance can be given that the bank will allow the Company to draw under its working capital line of credit. At a minimum, the Company’s cash requirements during 2003 include funding operations (including potential payments related to professional liability claims), capital expenditures, scheduled debt service, and working capital requirements. No assurance can be given that the Company will have sufficient cash to meet these requirements.

Effective March 9, 2001, the Company has obtained professional liability insurance coverage that, based on historical claims experience, could be substantially less than the claims that could be incurred during 2001, 2002 and 2003 and is less than the coverage required by certain of the Company’s debt and lease agreements. The ultimate payments on professional liability claims accrued as of December 31, 2002 and claims that could be incurred during 2003 could require cash resources during 2003 that would be in excess of the Company’s available cash or other resources.

Net cash provided by operating activities totaled $11.9 million and $7.2 and $0.9 million in 2002, 2001 and 2000, respectively. These amounts primarily represent the cash flows from net operations plus changes in non-cash components of operations and by working capital changes.

Net cash used in investing activities totaled $3.4 million, $3.7 million and $2.6 million in 2002, 2001 and 2000, respectively. These amounts primarily represent purchases of property plant and equipment and investments in and advances to joint ventures. The Company has used between $2.4 million and $4.3 million for capital expenditures in the three calendar years ending December 31, 2002. Substantially all such expenditures were for facility improvements and equipment, which were financed principally through working capital. For the year ending December 31, 2003, the Company anticipates that capital expenditures for improvements and equipment for its existing facility operations will be approximately $4.0 million. During 2002, 2001 and 2000, the Company received distributions from (advanced funds to) joint ventures in the amount of $507,000, $82,000 and ($459,000), respectively. In general, the Company has been appointed as manager of the joint venture properties.

Net cash provided by (used in) financing activities totaled $(4.3)million, $(4.6) million and $4.3 million in 2002, 2001 and 2000, respectively. The net cash used in financing activities primarily represents net proceeds from issuance and repayment of debt.

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

Accounts receivable attributable to the provision of patient and resident services at December 31, 2002 and 2001, totaled $14.2 million and $20.5 million, respectively, representing approximately 26 and 37 days in accounts receivable, respectively. Accounts receivable from the provision of management services were $475,000 and $578,000 at December 31, 2002 and 2001, respectively representing approximately 61 and 71 days in accounts receivable, respectively. The allowance for bad debt was $2.2 million and $5.5 million at December 31, 2002 and 2001, respectively. During 2002, the Company was able to significantly reduce its outstanding receivables through improved management of its accounts receivable collections. The Company’s write-off of uncollectible accounts totaling $3.8 million in 2002, compared to $3.6 million in 2001.

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

Executive Management Changes

Effective October 18, 2002, the Company announced the retirement of its Chairman and Chief Executive Officer, Charles W. Birkett, M.D., and the resignation of its Chief Operating Officer, Charles H. Rinne. At that time the Company named William R. Council, III, as its interim Chief Executive Officer, and Wallace E. Olson as its Chairman. Mr. Council previously served as the Company’s Chief Financial Officer. On October 18, the Company named Raymond L. Tyler as its Senior Vice President of Operations. On December 10, 2002, the Company named L. Glynn Riddle as its Chief Financial Officer. Effective March 10, 2003, the Company’s Board of Directors named Mr. Council the Company’s Chief Executive Officer, no longer serving in an interim capacity.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical corrections.” SFAS 145 rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. SFAS 145 amends SFAS No. 13, “Accounting for Leases,” to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS 145 are effective for financial statements for fiscal years beginning after May 15, 2002, and interim periods within those fiscal years. The adoption of SFAS 145 is not expected to have a material effect on the Company’s financial position or results of operations.

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for the Company’s 2002 financial statements. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company continues to evaluate the effect that the recognition and measurement provisions of FIN 45 will have on financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures – an amendment of FASB Statement No. 123.” SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements of SFAS 148 effective December 2002. Because the Company accounts for stock-based compensation under the provisions of APB 25, the adoption of SFAS 148 is not expected to have a material effect on financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Company does not expect this interpretation to have a material effect on financial position or results of operations.

Forward-Looking Statements

The foregoing discussion and analysis provides information deemed by Management to be relevant to an assessment and understanding of the Company’s consolidated results of operations and its financial condition. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements included herein. Certain statements made by or on behalf of the Company, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties including, but not limited to, changes in governmental reimbursement, government regulation and health care reforms, the increased cost of borrowing under the Company’s credit agreements, covenant waivers from the Company’s lenders, possible amendments to the Company’s credit agreements, ability to control ultimate professional liability costs, the impact of future licensing surveys, changing economic conditions as well as others. Investors also should refer to the risks identified in this “Management’s

Discussion and Analysis of Financial Condition and Results of Operations” as well as risks identified in “Item 1: Business – Material Corporate Developments and Risk Factors” for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, the Company can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, cautions investors not to place undue reliance on them. Actual results may differ materially from those described in such forward-looking statements. Such cautionary statements identify important factors that could cause the Company’s actual results to materially differ from those projected in forward-looking statements. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The chief market risk factor affecting the financial condition and operating results of the Company is interest rate risk. As of December 31, 2002, the company had outstanding borrowings of approximately $59.4 million including $22.6 million in fixed-rate borrowings and $36.8 million in variable-rate borrowings. In the event that interest rates were to change 1%, the impact on future cash flows would be approximately $345,000 for 2003, representing the impact of increased interest expense on variable rate debt.

The Company receives revenues and incurs expenses in Canadian dollars with respect to Canadian management activities and operations of the Company’s eight Canadian retirement facilities (three of which are owned) and two owned Canadian nursing homes. The Company believes that its exposure to market risk related to changes in foreign currency exchange rates and trade accounts receivable and accounts payable is not material.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited financial statements are contained on pages F-1 through F-41 of this Annual Report on Form 10-K and are incorporated herein by reference. Audited supplemental schedule data is contained on pages S-1 and S-3 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company filed a current report on Form 8-K on July 1, 2002, to announce that, on June 28, 2002, the Board of Directors of the Company determined to dismiss its principal independent accountants, Arthur Andersen LLP (“Andersen”). The decision to terminate Andersen was approved by the Company’s Board of Directors upon the recommendation of its Audit Committee. On September 4, 2002, the Company filed a current report on Form 8-K to announce that, on September 3, 2002, the Company’s Board of Directors engaged BDO Seidman, LLP (“BDO”) as its principal independent accountants. Prior to BDO’s engagement, the Company did not consult BDO with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors and Executive Officers of the Company is incorporated herein by reference to the Company’s definitive proxy materials for the Company’s 2003 Annual Meeting of Shareholders.

Effective March 19, 2002, Joseph F. Furlong, III, resigned as a director of the Company. Effective March 20, 2002, Wallace E. Olson was appointed to serve as a director of the Company. Effective October 18, 2002, the Company announced the retirement of its Chairman and Chief Executive Officer, Charles W. Birkett, M.D., and the resignation of its Chief Operating Officer, Charles H. Rinne. At that time, the Company named William R. Council, III, as its interim Chief Executive Officer, and Wallace E. Olson as its Chairman. Mr. Council previously served as the Company’s Chief Financial Officer. On October 18, 2002, the Company named Raymond L. Tyler as its Senior Vice President of Operations. On December 10, 2002, the Company named L. Glynn Riddle as its Chief Financial Officer. Effective December 10, 2002, Richard M. Brame was appointed to serve as a director of the Company. Effective March 10, 2003, the Company’s Board of Directors named Mr. Council its Chief Executive Officer, no longer serving in an interim capacity.

ITEM 11.   EXECUTIVE COMPENSATION

Information concerning Executive Compensation is incorporated herein by reference to the Company’s definitive proxy materials for the Company’s 2003 Annual Meeting of Shareholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the Company’s definitive proxy materials for the Company’s 2003 Annual Meeting of Shareholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning Certain Relationships and Related Transactions is incorporated herein by reference to the Company’s definitive proxy materials for the Company’s 2003 Annual Meeting of Shareholders.

ITEM 14.   CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Annual Report on Form 10-K, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.

CEO and CFO Certifications. Appearing immediately following the Signatures section of this Annual Report are the Certifications of the CEO and CFO as required by Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). This section of the Annual Report is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (“Exchange Act”), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) the Company’s transactions are properly authorized; (2) the Company’s assets are safeguarded against unauthorized or improper use; and (3) the Company’s transactions are properly recorded and reported, all to permit the preparation of the Company’s financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls. The Company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simply error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in condition, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation. In connection with their evaluation of the Company’s Disclosure Controls and Internal Controls, the CEO and CFO reviewed the controls’ design, the Company’s implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. This review attempted to identify data errors, controls problems or acts of fraud and confirm that appropriate corrective actions, including process improvements, were being undertaken. The Company’s Internal Controls are also evaluated on an ongoing basis by its independent auditors who evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements and not to provide assurance on our Internal Controls. The overall goals of these various evaluation activities are to monitor the Company’s Disclosure Controls and its Internal Controls, and to modify them as necessary.

One of our goals in the evaluation was to determine whether there were any “significant deficiencies” or “material weaknesses” in the Company’s Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company’s Internal Controls. Items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to the Audit Committee of the Company’s Board of Directors and to the Company’s independent auditors and to report on related matters in this section of the Annual Report. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. The CEO and CFO also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, consideration was given to the revisions, improvements and/or corrections to make in accord with on-going procedures.

The CEO and CFO note that, since the date of the Controls Evaluation to the date of the Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions. Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Company’s Disclosure Controls are effective to ensure that material information relating to Advocat Inc. and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when periodic reports are being prepared, and that Internal Controls are effective to provide reasonable assurance that the Company’s financial statements are fairly presented in conformity with generally accepted accounting principles.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Financial statements and schedules of the Company and its subsidiaries required to be included in Part II, Item 8 are listed below.

Form 10-K
Pages

Financial Statements
Report of Independent Certified Public Accountants	F-1
Report of Previous Independent Public Accountants	F-2
Consolidated Balance Sheets as of December 31, 2002 and 2001	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000	F-4
Consolidated Statements of Shareholders’ Equity (Deficit) for the Years Ended December 31, 2002, 2001 and 2000	F-5
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2002, 2001 and 2000	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000	F-7
Notes to Consolidated Financial Statements as of December 31, 2002, 2001 and 2000	F-9 to F-41
Financial Statement Schedules
Report of Independent Certified Public Accountants	S-1
Report of Previous Independent Public Accountants	S-2
Schedule II – Valuation and Qualifying Accounts	S-3

Exhibits

The exhibits filed as part of this Report on Form 10-K are listed in the Exhibit Index immediately following the financial statement pages.

Reports on Form 8-K

Form 8-K filed on October 18, 2002, regarding the retirement of the Company’s Chairman and Chief Executive Officer and the resignation of its President. Form 8-K filed December 10, 2002, regarding the appointment of a new Chief Financial officer and a new Director to the Company’s Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVOCAT INC.

/s/ Wallace E. Olson

Wallace E. Olson
Chairman of the Board
March 31, 2003

/s/ William R. Council, III

William R. Council, III
President and Chief Executive Officer
(Principal Executive Officer)
March 31, 2003

/s/ L. Glynn Riddle, Jr.

L. Glynn Riddle, Jr.
Vice President, Chief Financial Officer, Secretary
(Principal Financial and Accounting Officer)
March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Wallace E. Olson	/s/ William C. O’Neil

Wallace E. Olson	William C. O’Neil
Chairman of the Board	Director
March 31, 2003	March 31, 2003

/s/ William R. Council, III	/s/ Richard M. Brame

William R. Council, III	Richard M. Brame
President and Chief Executive Officer	Director
Director	March 31, 2003
March 31, 2003

/s/ Edward G. Nelson Edward G. Nelson Director March 31, 2003

CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

(i) CERTIFICATION

     I, William R. Council, III, certify that:

     1.     I have reviewed this annual report on Form 10-K of Advocat Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of the date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ William R. Council, III

William R. Council, III
Chief Executive Officer

CERTIFICATIONS PURSUANT TO
SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

(ii) CERTIFICATION

     I, L. Glynn Riddle, Jr., certify that:

     1.     I have reviewed this annual report on Form 10-K of Advocat Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of the date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ L. Glynn Riddle, Jr.

L. Glynn Riddle, Jr.
Chief Financial Officer

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Advocat Inc.
Franklin, Tennessee:

We have audited the accompanying consolidated balance sheet of Advocat Inc. as of December 31, 2002 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficit) and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advocat Inc. as of December 31, 2002 and the results of their operations and their cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred operating losses, has a net capital deficiency, is not in compliance with certain debt covenants that allow the holders to demand immediate repayment and has limited resources available to meet its operating, capital expenditure and debt service requirements during 2003. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BDO Seidman, LLP

Memphis, Tennessee
March 17, 2003

THE FOLLOWING REPORT IS A COPY OF A PREVIOUSLY ISSUED REPORT BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. ARTHUR ANDERSEN LLP HAS NOT CONSENTED TO THE USE OF THIS AUDIT REPORT. THE CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2000 AND THE CONSOLIDATED STATEMENT OF OPERATIONS, COMPREHENSIVE INCOME (LOSS), SHAREHOLDERS’ EQUITY (DEFICIT) AND CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1999 ARE NOT REQUIRED TO BE PRESENTED IN THE 2002 ANNUAL REPORT.

REPORT OF PREVIOUS INDEPENDENT PUBLIC ACCOUNTANTS

To Advocat Inc.:

We have audited the accompanying consolidated balance sheets of ADVOCAT INC. (a Delaware Corporation) and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of Advocat Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that Advocat Inc. (the “Company”) will continue as a going concern. The Company has incurred operating losses in the years ended December 31, 2001, 2000 and 1999 and has limited resources available to meet its operating, capital expenditure and debt service requirements during 2002. The Company has a net working capital deficit of $64.4 million as of December 31, 2001. The Company has $34.3 million of scheduled debt maturities during 2002 and is in default of certain debt covenants contained in other debt instruments. Effective March 9, 2001, the Company also obtained professional liability insurance coverage that, based on historical claims experience, could be substantially less than the claims that could be incurred during 2001 and 2002 and is less than the coverage required by certain of the Company’s debt and lease agreements. In addition, the ultimate payments on professional liability claims accrued as of December 31, 2001 and claims that could be incurred during 2002 could require cash resources during 2002 that would be in excess of the Company’s available cash or other resources. The Company is also not in compliance with certain debt covenants that allow the holders of substantially all of the Company’s debt to demand immediate repayment. Certain actions by the lenders and other factors could result in an event of default under the Company’s lease agreements covering a majority of its United States nursing facilities. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

Arthur Andersen LLP

Nashville, Tennessee March 11, 2002

ADVOCAT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,720,000	$3,426,000
Restricted cash	1,252,000	—
Receivables, less allowance for doubtful accounts of $2,215,000 and $5,453,000, respectively	13,268,000	15,693,000
Inventories	500,000	550,000
Prepaid expenses and other current assets	1,505,000	2,111,000

Total current assets	24,245,000	21,780,000

PROPERTY AND EQUIPMENT, at cost	92,499,000	90,669,000
Less accumulated depreciation	(33,428,000)	(28,790,000)

Property and equipment, net	59,071,000	61,879,000

OTHER ASSETS:
Deferred financing and other costs, net	416,000	565,000
Deferred lease costs, net	1,577,000	1,878,000
Assets held for sale or redevelopment	200,000	1,064,000
Investments in and receivables from joint ventures	2,179,000	2,500,000
Other assets	1,183,000	1,404,000

Total other assets	5,555,000	7,411,000

	$88,871,000	$91,070,000

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt	$12,677,000	$25,006,000
Short-term debt	41,367,000	33,719,000
Trade accounts payable	7,600,000	8,409,000
Accrued expenses:
Payroll and employee benefits	6,962,000	5,482,000
Interest	192,000	179,000
Current portion of self-insurance reserves	9,017,000	7,894,000
Other current liabilities	5,275,000	5,520,000

Total current liabilities	83,090,000	86,209,000

NONCURRENT LIABILITIES:
Long-term debt, less current portion	5,370,000	4,613,000
Self-insurance reserves, less current portion	26,724,000	14,335,000
Other noncurrent liabilities	3,657,000	2,943,000

Total noncurrent liabilities	35,751,000	21,891,000

COMMITMENTS AND CONTINGENCIES

SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK, authorized 600,000 shares, $.10 par value, 393,658 shares issued and outstanding at redemption value	3,858,000	3,589,000

SHAREHOLDERS’ EQUITY (DEFICIT):
Series A preferred stock, authorized 400,000 shares, $.10 par value, none issued and outstanding	—	—
Common stock, authorized 20,000,000 shares, $.01 par value, 5,493,000 shares issued and outstanding	55,000	55,000
Paid-in capital	15,908,000	15,908,000
Accumulated deficit	(49,791,000)	(36,582,000)

Total shareholders’ deficit	(33,828,000)	(20,619,000)

	$88,871,000	$91,070,000

The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2001	2000

REVENUES:
Patient revenues, net	$166,470,000	$162,196,000	$149,982,000
Resident revenues	29,437,000	40,733,000	41,889,000
Management fees	2,856,000	2,993,000	3,863,000
Equity in joint venture income	163,000	150,000	89,000
Interest	142,000	109,000	212,000

	199,068,000	206,181,000	196,035,000

EXPENSES:
Operating	167,522,000	177,588,000	153,719,000
Lease	17,194,000	20,776,000	20,563,000
General and administrative	14,274,000	13,864,000	12,136,000
Interest	4,093,000	5,108,000	6,015,000
Depreciation and amortization	5,549,000	5,632,000	5,603,000
Asset impairment and non-recurring charges	3,370,000	4,847,000	1,708,000

	212,002,000	227,815,000	199,744,000

LOSS BEFORE INCOME TAXES	(12,934,000)	(21,634,000)	(3,709,000)
PROVISION FOR INCOME TAXES	69,000	410,000	83,000

NET LOSS	(13,003,000)	(22,044,000)	(3,792,000)
PREFERRED STOCK DIVIDENDS, ACCRUED BUT NOT PAID	269,000	231,000	58,000

NET LOSS FOR COMMON STOCK	$(13,272,000)	$(22,275,000)	$(3,850,000)

NET LOSS PER COMMON SHARE:
Basic	$(2.42)	$(4.06)	$(.70)

Diluted	$(2.42)	$(4.06)	$(.70)

WEIGHTED AVERAGE SHARES:
Basic	5,493,000	5,493,000	5,492,000

Diluted	5,493,000	5,493,000	5,492,000

The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

				Retained
	Common Stock			Earnings
			Paid-in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total

BALANCE, DECEMBER 31, 1999	5,492,000	$55,000	$15,907,000	$(9,695,000)	$6,267,000
Net loss	—	—	—	(3,792,000)	(3,792,000)
Preferred stock dividends				(58,000)	(58,000)
Translation loss, net of tax	—	—	—	(275,000)	(275,000)

BALANCE, December 31, 2000	5,492,000	55,000	15,907,000	(13,820,000)	2,142,000
Issuance of common stock	1,000	—	1,000	—	1,000
Net loss	—	—	—	(22,044,000)	(22,044,000)
Preferred stock dividends				(231,000)	(231,000)
Translation loss, net of tax	—	—	—	(487,000)	(487,000)

BALANCE, December 31, 2001	5,493,000	55,000	15,908,000	(36,582,000)	(20,619,000)
Net loss	—	—	—	(13,003,000)	(13,003,000)
Preferred stock dividends				(269,000)	(269,000)
Translation gain, net of tax	—	—	—	63,000	63,000

BALANCE, DECEMBER 31, 2002	5,493,000	$55,000	$15,908,000	$(49,791,000)	$(33,828,000)

The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,

	2002	2001	2000

NET LOSS FOR COMMON STOCK	$(13,272,000)	$(22,275,000)	$(3,850,000)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	98,000	(762,000)	(430,000)
Income tax benefit (provision)	(35,000)	275,000	155,000

	63,000	(487,000)	(275,000)

COMPREHENSIVE LOSS	$(13,209,000)	$(22,762,000)	$(4,125,000)

The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2001	2000

OPERATING ACTIVITIES:
Net loss	$(13,003,000)	$(22,044,000)	$(3,792,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,549,000	5,632,000	5,603,000
Provision for doubtful accounts	531,000	3,293,000	2,881,000
Provision for self insured professional liability	15,009,000	17,710,000	4,814,000
Provision for leases in excess of cash payments	1,403,000	1,598,000	454,000
Equity in earnings in joint ventures	(163,000)	(150,000)	(89,000)
Amortization of deferred balances	420,000	448,000	195,000
Lease cash payments in excess of financial reporting expense	—	—	(345,000)
Amortization of discount on non-interest-bearing promissory note	11,000	267,000	67,000
Lease termination and asset impairment charges	2,546,000	4,847,000	—
Changes in assets and liabilities:
Restricted cash	(1,252,000)	—	—
Receivables, net	1,836,000	(2,969,000)	(6,273,000)
Inventories	1,000	133,000	121,000
Prepaid expenses and other assets	568,000	169,000	(974,000)
Trade accounts payable and accrued expenses	(1,560,000)	(1,698,000)	(1,743,000)

Net cash provided by operating activities	11,896,000	7,236,000	919,000

INVESTING ACTIVITIES:
Purchases of property and equipment, net	(4,327,000)	(3,743,000)	(2,381,000)
Proceeds from sale of property	375,000	—	—
Investment in TDLP	—	(609,000)	—
Cash received in TDLP exchange	—	200,000	—
Mortgages receivable, net	63,000	167,000	324,000
Investments in and advances to joint ventures, net	507,000	82,000	(459,000)
Deposits, pre-opening costs and other	30,000	—	(332,000)
TDLP partnership distributions	—	200,000	211,000

Net cash used in investing activities	(3,352,000)	(3,703,000)	(2,637,000)

(Continued)

ADVOCAT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Year Ended December 31,

	2002	2001	2000

FINANCING ACTIVITIES:
Proceeds from issuance of debt	$833,000	$—	$3,000,000
Repayment of debt obligations	(2,147,000)	(2,474,000)	(1,453,000)
Financing costs	(69,000)	(366,000)	—
Net proceeds from (repayment of) bank line of credit	(2,867,000)	(700,000)	2,541,000
(Advances to) repayments from TDLP, net	—	(1,063,000)	213,000

Net cash provided by (used in) financing activities	(4,250,000)	(4,603,000)	4,301,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,294,000	(1,070,000)	2,583,000
CASH AND CASH EQUIVALENTS, beginning of period	3,426,000	4,496,000	1,913,000

CASH AND CASH EQUIVALENTS, end of period	$7,720,000	$3,426,000	$4,496,000

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$3,589,000	$4,734,000	$6,385,000

Cash payments (refunds) of income taxes, net	$(197,000)	$267,000	$(183,000)

NON-CASH TRANSACTIONS:

In December 2002, the Company issued a $203,000 promissory note payable to a bank as payment for accrued interest charges on other indebtedness. See Note 8.

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

ADVOCAT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001 AND 2000

1.	COMPANY AND ORGANIZATION

Advocat Inc. (together with its subsidiaries, “Advocat” or the “Company”) provides long-term care services to nursing home patients and residents of assisted living facilities in ten states, primarily in the Southeast, and three Canadian provinces. The Company’s facilities provide a range of health care services to their patients and residents. In addition to the nursing, personal care and social services usually provided in long-term care facilities, the Company offers a variety of comprehensive rehabilitation services as well as medical supply and nutritional support services.

As of December 31, 2002, the Company operates 98 facilities, consisting of 62 nursing homes with 7,138 licensed beds and 36 assisted living facilities with 3,499 units. The Company owns 12 nursing homes, leases 34 others, and manages 16 nursing homes. The Company owns 16 assisted living facilities, leases eight others, and manages the remaining 12 assisted living facilities. The Company holds a minority interest in six of these managed assisted living facilities. The Company operates 48 nursing homes and 16 assisted living facilities in the United States and 14 nursing homes and 20 assisted living facilities in Canada. The Company operates facilities in Alabama, Arkansas, Florida, Kentucky, North Carolina, Ohio, South Carolina, Tennessee, Texas, West Virginia and the Canadian provinces of Alberta, British Columbia and Ontario.

During 2002, the Company retained the services of an investment banker consultant to seek alternatives to the Company’s capital structure. The Company paid this consultant approximately $181,000, which has been reflected as a component of non-recurring charges in the accompanying statements of operations.

During the third quarter of 2002, the Company entered into a letter of intent to enter into a merger agreement with another company. Effective October 7, 2002, the Company terminated the letter of intent. During the fourth quarter of 2002, the Company entered into a letter of intent to enter into a merger agreement with another company. Effective March 3, 2003, the Company terminated the letter of intent. The Company incurred expenses of $408,000 in connection with these letters of intent, which have been reflected as a component of non-recurring charges in the accompanying statement of operations.

Effective April 30, 2002, the Company entered into a Lease Termination and Operations Transfer Agreement (the “Pierce Agreement”) with Pierce Management Group and related persons (collectively, “Pierce”), pursuant to which the 13 leases with the former principal owners or affiliates of Pierce were terminated. Effective May 31, 2002, the leases on two additional assisted living facilities were assumed by Pierce. As a result, the Company was relieved of its future obligations with respect to these 15 leases. Effective June 30, 2002, the Company terminated the lease on one additional assisted living facility. The Company is in a dispute with the owner of this property which will be the subject of an arbitration hearing currently scheduled in 2003. The Company has accrued for the estimated costs associated with this arbitration hearing. The Company asserts that it was entitled to terminate the lease as a result of the landlord’s failure to correct construction defects at the facility. The Company seeks return of its $285,000 security deposit and cancellation of a $200,000 letter of credit. The landlord has asserted claims against the Company of $368,000 for unpaid rents. The Company incurred lease termination charges of approximately $750,000 in 2002, consisting of the remaining net book value of these 16 facilities and costs of completing the transactions. The Company is currently negotiating to terminate the lease of the remaining leased assisted living facility in the United States, but cannot predict whether these negotiations will be successful.

In recent periods, the long-term health care environment has undergone substantial changes with regards to reimbursement and other payor sources, compliance regulations, competition among other health care providers and relevant patient liability issues. The Company continually monitors these industry developments as well as other factors that affect its business. See Notes 2 and 14 for further discussion of recent changes in the health care industry and the related impact on the operations of the Company.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the operations and accounts of Advocat and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in entities in which the Company lacks control but has the ability to exercise significant influence over operating and financial policies are accounted for under the equity method. Investments in entities in which the Company lacks the ability to exercise significant influence are included in the consolidated financial statements at the cost of the Company’s investment.

Basis of Accounting

The accompanying consolidated financial statements have been prepared assuming that Advocat will continue as a going concern. The Company has incurred operating losses in the years ended December 31, 2002, 2001 and 2000 and has limited resources available to meet its operating, capital expenditure and debt service requirements during 2003. The Company has a net working capital deficit of $58.8 million as of December 31, 2002. The Company has $23.6 million of matured debt, $18.2 million of scheduled debt maturities (including short term debt and current portions of long term debt) during 2003, and is in default of certain debt covenants contained in debt agreements. Beginning October 1, 2002, the Company’s Medicare reimbursements were reduced by approximately $368,000 per month as a result of the expiration of legislation that temporarily increased Medicare reimbursement. Effective March 9, 2001, the Company also obtained professional liability insurance coverage that, based on historical claims experience, could be substantially less than the claims that could be incurred during 2001, 2002 and 2003 and is less than the coverage required by certain of the Company’s debt and lease agreements. The ultimate payments on professional liability claims accrued as of December 31, 2002 and claims that could be incurred during 2003 could require cash resources during 2003 that would be in excess of the Company’s available cash or other resources. The Company is also not in compliance with certain lease and debt agreements, including financial covenants, insurance requirements and other obligations, that allow the Company’s primary lessor certain rights as discussed below and allows the holders of substantially all of the Company’s debt to demand immediate repayment. Although the Company does not anticipate that such demands will be made, the continued forbearance on the part of the Company’s lenders cannot be assured at this time. Accordingly, the Company has classified the related debt principal amounts as current liabilities in the accompanying consolidated financial statements as of December 31, 2002. Given that events of default exist under the Company’s working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances. Events of default under the Company’s debt agreements could lead to additional events of default under the Company’s lease agreements covering a majority of its United States nursing facilities. A default in the related lease agreements allows the lessor the right to terminate the lease agreements and assume operating rights with respect to the leased properties. The net book value of property and equipment, including leasehold improvements, related to these facilities total approximately $4.6 million as of December 31, 2002. A default in these lease agreements also allows the holder of the Series B Redeemable Convertible Preferred Stock the right to require the Company to redeem such stock, as described in Note 4. At a minimum, the Company’s cash requirements during 2003 include funding operations (including potential payments related to professional liability claims), capital expenditures, scheduled debt service, and working capital requirements. No assurance can be given that the Company will have sufficient cash to meet these requirements. The independent accountants’ reports on the Company’s financial statements at December 31, 2002 and 2001 each included an explanatory paragraph concerning the Company’s ability to continue as a going concern.

The majority of the Company’s lenders have the right to force immediate payment of outstanding debt. If the Company’s lenders force immediate repayment, the Company would not be able to repay the related debt outstanding. Of the total $41.8 million of matured or scheduled debt maturities (including short term debt and current portions of long term debt) during 2003, the Company plans to repay $2.3 million from cash generated from operations and will attempt to refinance the remaining $39.5 million. The Company’s management has implemented a plan to enhance revenues related to the operations of the Company’s nursing homes and assisted living facilities. Management is focused on increasing the occupancy in its nursing homes and assisted living facilities through an increased emphasis on attracting and retaining patients and residents. Management is also focused on minimizing future expense increases through the elimination of excess operating costs. Management will also attempt to minimize professional liability claims in future periods by vigorously defending itself against all such claims and through the additional supervision and training of staff employees. The Company is unable to predict if it will be successful in enhancing revenues, reducing operating losses, in negotiating waivers, amendments, or refinancings of outstanding debt, or if the Company will be able to meet any amended financial covenants in the future. Regardless of the effectiveness of management’s efforts, any demands for repayment by lenders, the inability to obtain waivers or refinance the related debt, or the termination of lease agreements would have a material adverse impact on the financial position, results of operations and cash flows of the Company. If the Company is unable to generate sufficient cash flow from its operations or successfully negotiate debt or lease amendments, the Company may have to explore a variety of other options, including but not limited to other sources of equity or debt financings, asset dispositions, or relief under the United States Bankruptcy Code. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

Revenues

Patient and Resident Revenues

The fees charged by the Company to patients in its nursing homes and residents in its assisted living facilities include fees with respect to individuals receiving benefits under federal and state-funded cost reimbursement programs. These revenues are based on approved rates for each facility that are either based on current costs with retroactive settlements or prospective rates with no cost settlement. Amounts earned under federal and state programs with respect to nursing home patients are subject to review by the third-party payors. In the opinion of management, adequate provision has been made for any adjustments that may result from such reviews. Final cost settlements, if any, are recorded when objectively determinable, generally within three years of the close of a reimbursement year depending upon the timing of appeals and third-party settlement reviews or audits. During the years ended December 31, 2002 and 2000, the Company recorded $328,000 and $51,000 of net favorable estimated settlements from federal and state programs for periods prior to the beginning of fiscal 2002 and 2000, respectively. During 2001, the Company recorded $113,000 of net unfavorable estimated settlements from federal and state programs for periods prior to the beginning of fiscal 2001.

Management Fees

Under its management agreements, the Company has responsibility for the day-to-day operation and management of each of its managed facilities. The Company typically receives a base management fee ranging generally from 3.5% to 6.0% of net revenues of each managed facility. The Company has the potential to earn incentive management fees over its base management fees in certain instances. The Company records revenues associated with management services on an accrual basis as the services are provided. Other than certain corporate and regional overhead costs, the services provided at the facility are at the facility owner’s expense. The facility owner is also obligated to pay for all required capital expenditures. The Company generally is not required to advance funds to the owner. Other than with respect to facilities managed during insolvency or receivership situations, the Company’s management fees are generally subordinated to the debt payments of the facilities it manages. In instances in which management fees are subordinated to debt payments, the Company recognizes revenue when services are performed based on the probability of collection. Approximately 90.4% of 2002 management fee revenues were derived from agreements that expire beginning in 2004 through 2015. The remaining management agreements have remaining lives that expire or are cancelable at various times during 2003. The Company’s management anticipates that all of these management agreements will be renewed during 2003.

Allowance for Doubtful Accounts

The Company’s allowance for doubtful accounts is estimated utilizing current agings of accounts receivable, historical collections data and other factors. Management monitors these factors and determines the estimated provision for doubtful accounts. Historical bad debts have resulted from uncollectable private balances, some uncollectable coinsurance and deductibles and other factors. Receivables that are deemed to be uncollectible are written off. The allowance for doubtful accounts balance is assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified.

The Company includes provisions for doubtful accounts in operating expenses in its consolidated statements of operations. The provisions for doubtful accounts were $531,000, $3,293,000 and $2,881,000 for 2002, 2001 and 2000, respectively.

Lease Expense

The Company operates 42 long-term care facilities under operating leases, including 31 owned by Omega Healthcare Investors, Inc. (“Omega”), 8 owned by Counsel Corporation (together with its affiliates, “Counsel”), and three owned by other parties. The Company’s operating leases generally require the Company to pay stated rent, subject to increases based on changes in the Consumer Price Index, a minimum percentage increase, or increases in the net revenues of the leased properties. Beginning October 1, 2001, the Company’s Omega leases required the Company to pay certain scheduled rent increases. Such scheduled rent increases are recorded as additional lease expense on a straight-line basis over the term of the related leases. See Note 4 for discussion of the Company’s amendments to the Omega leases during 2000. The Company’s leases are “triple-net,” requiring the Company to maintain the premises, pay taxes, and pay for all utilities. The Company generally grants its lessor a security interest in the Company’s personal property located at the leased facility. The leases generally require the Company to maintain a minimum tangible net worth and prohibit the Company from operating any additional facilities within a certain radius of each leased facility. The Company is generally required to maintain comprehensive insurance covering the facilities it leases as well as personal and real property damage insurance and professional malpractice insurance. Effective March 9, 2002, the Company has obtained professional malpractice insurance coverage for its United States nursing homes that is less than the amounts required in the lease agreement. The failure to pay rentals within a specified period or to comply with the required operating and financial covenants generally constitutes a default, which default, if uncured, permits the lessor to terminate the lease and assume the property and the contents within the facility. In all cases where mortgage indebtedness exists with respect to a leased facility, the Company’s interest in the premises is subordinated to that of the lessors’ mortgage lenders.

See Note 14 for a discussion regarding the termination of leases for certain assisted living facilities during 2002.

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

Property and Equipment

Property and equipment are recorded at cost with depreciation being provided over the shorter of the remaining lease term (where applicable) or the assets’ estimated useful lives on the straight-line basis as follows:

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the recoverability of the carrying values of its properties on a property by property basis. On a quarterly basis, the Company reviews its properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable. The need to recognize an impairment is based on estimated future cash flows from a property compared to the carrying value of that property. If recognition of an impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property. See Note 6 for discussion of impairment provisions recorded in 2002 and 2001.

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with banks and all highly liquid investments with original maturities of three months or less.

Restricted Cash

Restricted cash consists of funds on deposit with a bank securing a letter of credit issued in connection with the Company’s 2002 workers compensation policy. See Note 14.

Inventories

Inventory is recorded at the lower of cost or net realizable value, with cost being determined principally on the first-in, first-out basis.

Deferred Financing and Other Costs

Financing costs are amortized on a straight-line basis over the term of the related debt. The amortization is reflected as interest expense in the accompanying consolidated statements of operations.

Deferred Lease Costs

Deferred lease costs represent costs incurred in conjunction with the Company’s restructuring of its Omega leases during 2000 (see Note 4). Deferred lease costs are amortized on a straight-line basis over the term of the related leases.

Assets Held for Sale or Redevelopment

As of December 31, 2002, assets held for sale or redevelopment consist of one assisted living facility located in North Carolina which is for sale. In addition, there is one assisted living facility that is not operating and cannot be separated or sold (or otherwise disposed of) because of an adjacent owned facility on the site. The Company records assets held for sale or redevelopment at the lesser of cost or net realizable value from the sale of the related assets. The Company has recorded writedowns of the net book value of these properties to the estimated net proceeds.

During 2002, the Company closed on the sale of a nursing home facility located in Florida that had been classified as held for sale. The net proceeds of $375,000 were used to repay outstanding bank debt, and there was no significant gain or loss resulting from the sale.

Self Insurance

Self insurance reserves primarily represent the accrual for self insured risks associated with general and professional liability claims, employee health insurance and workers compensation. The self insurance reserves include a liability for reported claims and estimates for incurred but unreported claims. The Company’s policy with respect to a significant portion of the general and professional liability claims is to use an actuary to support the estimates recorded for incurred but unreported claims. The Company’s health insurance reserve is based on known claims incurred and an estimate of incurred but unreported claims determined by an analysis of historical claims paid. The Company’s workers compensation reserve relates to periods of self insurance prior to May 1997 and a high deductible policy issued July 1, 2002 covering most of the Company’s employees in the United States. The reserve for workers compensation self insurance prior to May 1997 consists only of known claims incurred and the reserve is based on an estimate of the future costs to be incurred for the known claims. The reserve for the high deductible policy issued July 1, 2002 is based on known claims incurred and an estimate of incurred but not reported claims determined by an analysis of historical claims incurred. Expected insurance coverages are reflected as a reduction of reserves. The self insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach for financial accounting and reporting of income taxes. Under this method, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse. See Note 13 for additional information related to the provision for income taxes.

Disclosure of Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, receivables, investments in and receivables from joint ventures, trade accounts payable, accrued expenses and self-insurance reserves approximate fair value because of the short-term nature of these accounts. The carrying amount of the Company’s debt approximates fair value because the interest rates approximate the current rates available to the Company and its individual facilities.

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

Foreign Operations and Translation Policies

The results of operations and the financial position of the Canadian operations have been prepared from records maintained in Canada and translated at the respective average rates (for purposes of the consolidated statements of operations) and respective year-end rates (for purposes of the consolidated balance sheets). Translation gains and losses are reported as a component of accumulated other comprehensive (loss) in shareholders’ equity (deficit).

Accumulated foreign currency translation unrealized losses are as follows:

	2002	2001	2000

Beginning balance	$(935,000)	$(448,000)	$(173,000)
Current period change, net of tax	63,000	(487,000)	(275,000)

Ending balance	$(872,000)	$(935,000)	$(448,000)

Loss per Common Share

The Company utilizes SFAS No. 128, “Earnings Per Share,” for the financial reporting of earnings (loss) per common share. Basic earnings (loss) per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or otherwise resulted in the issuance of common stock that then shared in the earnings of the Company. The effect of the Company’s potential dilutive securities (primarily stock options and Series B Redeemable Convertible Preferred Stock) was anti-dilutive in 2002, 2001 and 2000.

Guarantees

The Company accounts for obligations under guarantee agreements in accordance with the provisions of SFAS No. 5, “Accounting for Contingencies.” A subsidiary of the Company has provided guarantees of certain cash flow deficiencies and quarterly return obligations of Diversicare VI Limited Partnership (“Diversicare VI”), which may obligate the subsidiary to make interest-free loans to Diversicare VI. Such cash flow obligations have never been called upon; however, no assurance can be given that such obligations will not arise in the future. If any such loans are made, there is no assurance that all, or any portion, of any such loans made to Diversicare VI will be repaid.

Other Comprehensive Income (Loss)

The Company has adopted SFAS No. 130, “Reporting on Comprehensive Income,” which requires the reporting of comprehensive income (loss) in addition to net income (loss) from operations. All transactions representing comprehensive income (loss) are included in the consolidated statements of comprehensive income (loss).

Stock-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and the related Interpretations (all herein referred to as “APB No. 25”). Under APB No. 25, no compensation cost related to stock options has been recognized because all options are issued with exercise prices equal to the fair market value at the date of grant. Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s net loss for common stock and net loss per share would have been increased to the following pro forma amounts:

	Year Ended December 31,

	2002	2001	2000

Net loss for common stock, as reported	$(13,272,000)	$(22,275,000)	$(3,850,000)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(28,000)	(157,000)	(131,000)

Pro forma net loss	$(13,300,000)	$(22,432,000)	$(3,981,000)

Basic and diluted net loss per share:
As reported	$(2.42)	$(4.06)	$(.70)

Pro forma	$(2.42)	$(4.08)	$(.72)

See Note 11 for additional disclosures about the Company’s stock-based compensation plans.

New Accounting Pronouncements

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical corrections.” SFAS 145 rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30 will now be used to classify those gains and losses. SFAS 145 amends SFAS No. 13, “Accounting for Leases,” to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The provisions of SFAS 145 are effective for financial statements for fiscal years beginning after May 15, 2002, and interim periods within those fiscal years. The adoption of SFAS 145 is not expected to have a material effect on the Company’s financial position or results of operations.

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for the Company’s 2002 financial statements. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company continues to evaluate the effect that the recognition and measurement provisions of FIN 45 will have on financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosures – an amendment of FASB Statement No. 123.” SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements of SFAS 148 effective December 2002. Because the Company accounts for stock-based compensation under the provisions of APB 25, the adoption of SFAS 148 is not expected to have a material effect on financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Company does not expect this interpretation to have a material effect on financial position or results of operations.

Reclassifications

Certain amounts in the 2000 and 2001 financial statements have been reclassified to conform with the 2002 presentation.

3.     RECEIVABLES

Receivables, before the allowance for doubtful accounts, consist of the following components:

	December 31,

	2002	2001

Medicare	$5,645,000	$8,550,000
Medicaid and other non-federal programs	5,143,000	7,488,000
Other patient and resident receivables	3,389,000	4,313,000
Management fees – affiliates	274,000	309,000
Management fees	201,000	270,000
Other receivables and advances	831,000	216,000

	$15,483,000	$21,146,000

The Company provides credit for a substantial portion of its revenues and continually monitors the credit-worthiness and collectibility from its clients, including proper documentation of third-party coverage. The Company is subject to accounting losses from uncollectible receivables in excess of its reserves.

Substantially all receivables are provided as collateral on the Company’s debt and lease obligations.

4.	SETTLEMENT AND RESTRUCTURING AGREEMENT

Amendments to Omega Lease Agreements

Through September 30, 2000, the Company leased 30 nursing homes from Omega under various terms and lease agreements. On November 8, 2000, the Company entered into a 10-year restructured lease agreement (the “Settlement and Restructuring Agreement”) with Omega. The Settlement and Restructuring Agreement, effective as of October 1, 2000, provides for reduced future lease costs under an amended lease agreement covering all nursing homes leased from Omega (the “Omega Master Lease”). The initial term of the Omega Master Lease is ten years, expiring September 30, 2010, with an additional ten-year renewal term at the option of the Company, assuming no defaults. Under the Settlement and Restructuring Agreement, Omega agreed to waive all defaults under the previous Omega lease agreements. See Note 14 for further discussion of the Omega lease agreements and required minimum capital expenditures over the initial lease term.

Non-Accrual Note Payable

As settlement for outstanding lease payments owed to Omega for the period prior to the Settlement and Restructuring Agreement, Omega agreed to accept a $3,000,000 payment from the Company. The payment to Omega was funded through Omega’s draw upon a then outstanding letter of credit from the Company’s bank lender. Prior to the Settlement and Restructuring Agreement, the Company was required to provide letters of credit totaling $4,950,000 in favor of Omega as security for its obligations under the Omega Master Lease. Pursuant to the Settlement and Restructuring Agreement, Omega agreed to draw $3,000,000 on the outstanding letters of credit and to terminate the remaining $1,950,000 letters of credit. The $3,000,000 letter of credit draw was converted into a $3,000,000 non-interest-bearing promissory note payable to the bank lender (the “Non-Accrual Note”). The entire balance of the Non-Accrual Note was due on January 15, 2002, and was replaced by a new, interest-bearing promissory note payable to the same bank lender in December 2002, as more fully described in Note 8.

Subordinated Note Payable

As payment for Omega entering into the Settlement and Restructuring Agreement, the Company agreed to issue Omega a subordinated note payable (the “Subordinated Note”) in the amount of $1,700,000. Interest on the Subordinated Note accrues at an annual rate of 7.0% (beginning effective October 1, 2000), compounded quarterly, with any unpaid principal and interest becoming due on September 30, 2007. Payments of principal and interest on the Subordinated Note are subordinated to the payment in full of certain bank debt as described in Note 8.

Series B Redeemable Convertible Preferred Stock

As further payment for Omega entering into the Settlement and Restructuring Agreement, the Company agreed to issue Omega 393,658 shares of the Company’s Series B Redeemable Convertible Preferred Stock. The Company’s Series B Redeemable Convertible Preferred Stock has a stated value of $3,300,000 and carries an annual dividend rate of 7% of the stated value. The dividends accrue on a daily basis whether or not declared by the Company and compound quarterly. Dividend payments on the Series B Redeemable Convertible Preferred Stock are subordinated to the payment in full of certain bank debt as described in Note 8. The Series B Redeemable Convertible Preferred Stock shares have preference in liquidation but do not have voting rights. The total redemption value is equal to the stated value plus any accrued but unpaid dividends. The liquidation preference value is equal to the redemption value. The holders of the Series B Redeemable Convertible Preferred Stock may convert their preferred shares and accrued dividends to common stock at their option at any time based on a conversion price per share of $4.67, subject to adjustment.

Beginning on the earlier of a default under the Omega Master Lease agreement or September 30, 2007, Omega has the right to require the Company to redeem the Series B Redeemable Convertible Preferred Stock shares at the redemption price of $3,300,000 plus accrued and unpaid dividends. At December 31, 2002, and 2001, total accrued but unpaid dividends amounted to $558,000, ($1.42 per share) and $289,000 ($0.73 per share), respectively, and, accordingly, the aggregate redemption value on the Series B Redeemable Convertible Preferred Stock was $3,858,000 and $3,589,000, respectively and the per share redemption value was approximately $9.80 and $9.12, respectively.

Deferred Lease Costs

During 1992, the Company entered into an agreement with Omega whereby 21 of the Company’s facilities were sold to Omega and leased back to the Company. In conjunction with this sale/leaseback transaction, the Company entered into a participating mortgage with Omega on three other facilities. The net gain on the sale/leaseback was deferred in accordance with sale/leaseback accounting and was being amortized by the Company over the related lease term as a reduction in lease expense. As of September 30, 2000, the net deferred gain totaled $2,862,000. Pursuant to the amended Omega Master Lease and the issuance of the Subordinated Note and the Series B Redeemable Convertible Preferred Stock to Omega effective October 1, 2000, total deferred lease costs of $5,000,000 were recorded by the Company. The $2,862,000 of remaining deferred gain on the 1992 sale/leaseback has been reflected as a reduction of the $5,000,000 in new deferred lease costs, resulting in net deferred lease costs of $2,138,000 as of October 1, 2000. The net deferred lease costs are being amortized as lease expense over the initial ten-year term of the Omega Master Lease.

Amendments to Debt Agreements

In conjunction with the Company’s execution of the Settlement and Restructuring Agreement with Omega in 2000, the Company also amended the terms of various debt agreements. See Notes 8 and 9 for discussion of amendments to the Company’s debt agreements.

5.	SALE AND REACQUISITION OF TEXAS HOMES

In 1991, the Company sold six of its Texas nursing homes to Texas Diversicare Limited Partnership (“TDLP”) for a sales price of approximately $13,137,000. Total consideration for the sale in 1991 included a $7,500,000 wrap mortgage receivable from TDLP and $4,370,000 cash. Underlying the wrap mortgage receivable was a note payable to a bank by the Company. The TDLP properties were collateral for this debt.

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

Because of the guaranteed financial requirements to the TDLP partners, the Company accounted for this transaction under the leasing method of accounting under SFAS No. 66, “Accounting for Sales of Real Estate”. Under this method, the Company did not record a sale of the assets. The cash received from TDLP was recorded as an advance liability, and the wrap mortgage receivable was not reflected in the Company’s consolidated financial statements. The advance liability was adjusted throughout the year based on mortgage note payments and advances to or repayments from TDLP. In addition, the Company’s consolidated statements of operations continued to reflect the operations of the facilities until the expiration of the Company’s commitments with respect to TDLP on August 31, 2001.

The Company continually evaluated the funding contingencies discussed above in relation to its guarantees to TDLP, the balance in the advance liability account, the future wrap mortgage receivable collections, and the estimated fair value of the related nursing homes. The accounting treatment under SFAS No. 66 was applicable as long as the Company’s recorded net assets with respect to TDLP were less than the total of the estimated fair value of the Company’s investment in TDLP and the Company’s interest in the wrap mortgage due from TDLP. Based upon management’s evaluation, the Company recorded in 1998 and 1999 a reserve totaling $3,000,000 for the estimated impairment of the Company’s investment in TDLP. The reserve has reduced the Company’s net assets in TDLP to the estimated amount of cash to ultimately be realized by the Company from its investment in TDLP.

The consolidated statements of operations include the recognition of income and expenses from the TDLP facilities since the sale. During the eight months ended August 31, 2001, and the year ended December 31, 2000, the consolidated statements of operations include losses of $1,060,000 and $1,461,000, respectively, related to the operations of the TDLP facilities and the Company’s guarantees under the TDLP partnership agreement.

The Company’s wrap mortgage receivable from TDLP matured on August 31, 2001. TDLP did not have the financial resources to repay or refinance the wrap mortgage receivable. The Company entered into an Agreement with TDLP, pursuant to which the wrap mortgage receivable and the Company’s other investments in TDLP were exchanged for the assets and liabilities of TDLP. The assets and liabilities were recorded at the historical cost basis, which approximated fair value as of August 31, 2001, of the Company’s total investment in TDLP.

6.	ASSET IMPAIRMENT AND NON-RECURRING CHARGES

The Company has recorded various asset impairment and non-recurring charges as presented below:

	2002	2001	2000

Impairment of long-lived assets	$2,031,000	$4,342,000	$—
Investment banker/consultant fees	181,000	—	—
Terminated merger expenses	408,000	—	—
Assisted living lease terminations	750,000	—	—
Advisory, consulting and debt maturity extension fees incurred in conjunction with restructuring of lease and debt agreements	—	—	1,708,000
Other charges	—	505,000	—

	$3,370,000	$4,847,000	$1,708,000

In 2002 and 2001, the Company recorded asset impairment charges of $2,031,000 and $4,342,000, respectively, for the impairment of certain long-lived assets in accordance with the provisions of SFAS 144. A detail of the impaired asset charges is as follows:

Description of Impairment	2002	2001

Assets held for sale – As a result of expected future sales, the Company has recorded impairment expense on one assisted living facility and one nursing home, reducing the net book value of these properties to their estimated net realizable value.	$469,000	$352,000
Lease Terminations – The Company terminated the leases on two Florida nursing homes and has recorded impairment charges for the remaining net book value of these properties, including leasehold improvements.	—	360,000
Nursing Homes Impairment charges – As a result of projected cash flows, impairment charges were recorded in 2002 for two leased United States nursing homes and were recorded in 2001 for 6 United States nursing homes, including 2 owned facilities and 4 leased facilities.	378,000	1,564,000
Assisted Living Facilities Impairment Charges – As a result of projected cash flows, impairment charges were recorded in 2002 for two United States assisted living facilities, including one owned facility and one leased facility, and were recorded in 2001 for 14 United States leased assisted living facilities.	1,184,000	2,066,000

Total impaired asset charges	$2,031,000	$4,342,000

During 2002, the Company retained the services of an investment banker consultant to seek alternatives to the Company’s capital structure, and paid this consultant approximately $181,000.

During the third quarter of 2002, the Company entered into a letter of intent to enter into a merger agreement with another company. Effective October 7, 2002, the Company terminated the letter of intent. During the fourth quarter of 2002, the Company entered into a letter of intent to enter into a merger agreement with another company. Effective March 3, 2003, the company terminated the letter of intent. The Company incurred expenses of $408,000 in connection with these letters of intent.

The costs associated with the assisted living terminations consist of the remaining net book value of those facilities, approximately $470,000, together with approximately $280,000 for legal and other costs of completing the transaction.

The other charges of $505,000 in 2001 consist of an accrual for the future operating costs of a leased facility that is no longer operating, including projected rent, maintenance, taxes and insurance.

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

7.	PROPERTY AND EQUIPMENT

Property and equipment, at cost, consists of the following:

	December 31,

	2002	2001

Land	$4,714,000	$4,829,000
Buildings and leasehold improvements	66,419,000	64,989,000
Furniture, fixtures and equipment	21,366,000	20,851,000

	$92,499,000	$90,669,000

Substantially all of the Company’s property and equipment are provided as collateral for debt obligations. The Company capitalizes leasehold improvements which will revert back to the lessor of the property at the expiration or termination of the lease.

8.	SHORT-TERM DEBT

Short-term debt consists of the following:

	December 31,

	2002	2001

Mortgages payable to a commercial finance company; secured by 13 assisted living properties; interest payable monthly at 2.35% above LIBOR (3.73% and 4.2% at December 31, 2002 and 2001, respectively); balloon maturity in December 2002.	$23,635,000	$24,304,000
Promissory note payable to a bank; secured by certain property, accounts receivable and substantially all other Company assets; interest and principal payable monthly, interest at 7.50%; balloon maturity in July 2003, classified as long-term debt as of December 31, 2001.	9,217,000	—
Promissory note payable to a bank; secured by certain accounts receivable and substantially all other Company assets; interest and principal payable monthly, interest at 7.50%; balloon maturity in July 2003, classified as long-term debt as of December 31, 2001.	3,434,000	—
Promissory note payable to a bank; secured by certain accounts receivable and substantially all other Company assets; interest at 7.50%; interest and principal payable monthly with balloon maturity in July 2003.	2,556,000	—
Promissory note payable to a bank; secured by certain accounts receivable and substantially all other Company assets; non-interest-bearing ; refinanced by the promissory note payable listed above in December 2002; balance is net of $11,000 debt discount as of December 31, 2001.	—	2,989,000
Promissory note payable to a bank; secured by certain accounts receivable and substantially all other Company assets; interest at 7.50% payable monthly; principal due July 2003.	203,000	—
Working capital line of credit payable to a bank; secured by certain accounts receivable and substantially all other Company assets; interest payable monthly at bank prime rate plus 0.50% up to a maximum of 9.50%; matures in July 2003; classified as long-term debt as of December 31, 2001.	—	—

	December 31,

	2002	2001

Mortgage payable to a bank; secured by one nursing home; interest and principal payable monthly; interest rate of 6.0% and 5.5% at December 31, 2002 and 2001, respectively; balloon maturity in May 2003.	$2,171,000	$2,294,000
Mortgages payable to two banks; secured by second interests in the nursing home referred to immediately above; interest and principal payable monthly; interest rate of 6.0% and 5.5% at December 31, 2002 and 2001, respectively; due May 2003.	151,000	153,000
Promissory note payable to a commercial finance company; secured by 1 nursing home; interest payable monthly at 2.75% above LIBOR (4.85% at December 31, 2001); refinanced in 2002 and classified as long-term debt as of December 31, 2002.	—	3,613,000
Mortgage payable to a bank; secured by six Texas nursing homes; interest and principal payable monthly, interest at 8.00%; paid in June 2002.	—	366,000

	$41,367,000	$33,719,000

As of December 31, 2002, the Company’s weighted average interest rate on short term debt was 5.3%.

As of December 31, 2002, the Company had $23,635,000 outstanding under the mortgages payable to a commercial finance company. These mortgages were originally due in July 2002, but the maturity date was extended to December 2002. The Company is currently in negotiations to refinance these obligations and extend the maturity date into 2003, but no assurances can be made that these negotiations will be successful.

The security interests on the $9,217,000 promissory note payable to a bank include one non-operating property in North Carolina and six Texas nursing homes. The Company has also agreed to apply against the promissory note indebtedness any net proceeds realized from the sale of the collateral comprising the additional security interests. In December 2002, the Company amended its loan agreements with the bank lender. As a result of this amendment, the interest rate on this promissory note payable was reduced from 9.5% to 7.5%, and the maturity date was changed from September 2004 to July 2003. As a result, this note, which was classified as long-term debt as of December 31, 2001, is now shown as short-term debt.

In conjunction with the Company’s execution of the Settlement and Restructuring Agreement with Omega effective October 1, 2000, the Company refinanced a $3,499,000 ($3,434,000 as of December 31, 2002) working capital line of credit through the issuance of a promissory note payable to the Company’s bank lender. The refinancing resulted in an extension of the maturity through January 2004 and a reduction of the interest rate from 14.00% to 9.5% effective October 1, 2000. The terms of this promissory note were further amended in December 2002, reducing the interest rate to 7.5% and changing the maturity date to July 2003. As a result of the amended maturity date, the promissory note was reclassified to short-term debt as of December 31, 2002.

In conjunction with the Company’s Settlement and Restructuring Agreement during 2000, the Company issued a $3,000,000 Non-Accrual Note (non-interest-bearing promissory note payable) to a bank. The Non-Accrual Note was recorded net of a discount of $345,000 as of October 1, 2000. The discount was calculated based on an interest rate of 9.5%, which approximated available interest rates. The debt discount was amortized as interest expense over the term of the Non-Accrual Note. As of December 31, 2001, the note payable balance, net of discount, was $2,989,000. In December 2002, the Company refinanced and replaced the Non-Accrual Note with a new promissory note payable for $2,619,000, the unpaid balance of the Non-Accrued Note on the date of the amendment, bearing interest at 7.5% and due July 2003. This new note has an outstanding balance of $2,556,000 as of December 31, 2002. In addition, a $203,000 promissory note payable, bearing interest at 7.5% and payable July 2003, was issued as payment for the interest charges accruing from the original January 2002 maturity date of the Non-Accrual Note until the amendment of the loan agreements in December 2002. The Company is required to pay all surplus cash flow, as defined in the related loan agreement, to the lender to reduce the balance of the new promissory note issued to replace the Non-Accrual Note, and is not permitted to pay any dividends or make any payments of principal or interest in the subordinated note payable to Omega (see Notes 4 and 9) as long as this note is outstanding.

As of December 31, 2002, the Company had no outstanding borrowings under its working capital line of credit. During December 2002, the Company amended this line of credit, reducing the total maximum outstanding balance from $4,500,000 to $2,500,000, subject to certain borrowing base restrictions, and changed the maturity date from January 2004 to July 2003. As of December 31, 2002, the Company had $200,000 of letters of credit outstanding with the same bank lender, which further reduce the maximum available amount outstanding under the working capital line of credit. As of December 31, 2002, the Company had total borrowing availability of $2,300,000 under its working capital line of credit. Given the events of default that exist under the Company’s working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances. Borrowings under this working capital line of credit bear interest at 0.50% above the banks prime rate (up to a maximum of 9.50%).

Cross-default provisions exist in a majority of the Company’s debt agreements. In addition, certain of the Company’s debt agreements provide that a default under certain of the Company’s leases or management agreements constitutes a default under the debt agreements. Certain of the Company’s debt agreements also contain various financial covenants, the most restrictive of which relate to current ratio requirements, tangible net worth, cash flow, net income (loss), required insurance coverages and limits on the payment of dividends to shareholders. As of December 31, 2002, the Company was not in compliance with certain of the financial covenants contained in the Company’s debt and lease agreements. Cross-default or material adverse change provisions contained in the debt agreements allow the holders of substantially all of the Company’s debt to demand repayment. The Company has not obtained waivers of the noncompliance.

9.     LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,

	2002	2001

Mortgages payable to a commercial finance company; secured by 2 nursing homes; interest payable monthly at 3.50% above LIBOR (4.88% and 5.60% at December 31, 2002 and 2001, respectively); matures in April 2006.	$7,397,000	$7,550,000
Promissory note payable to a commercial finance company; secured by 1 nursing home; interest payable monthly at 3.50% above LIBOR (4.88% at December 31, 2002); matured in March 2002; refinanced and maturity extended to March 2004; classified as short-term debt as of December 31, 2001.	3,462,000	—
Working capital line of credit payable to a bank; secured by certain accounts receivable and substantially all other Company assets; interest payable monthly at bank prime rate plus 0.50% up to a maximum of 9.50% (5.25% at December 31, 2001); matures in July 2003; classified as short-term debt as of December 31, 2002.	—	2,867,000
Promissory note payable to a bank; secured by certain accounts receivable and substantially all other Company assets; interest and principal payable monthly, interest at 9.50%; refinanced in 2002 and reclassified as short-term debt as of December 31, 2002.	—	3,468,000
Promissory note payable to a bank; secured by certain property, accounts receivable and substantially all other Company assets; interest and principal payable monthly, interest at 9.50%; refinanced in 2002 and reclassified as short-term debt as of December 31, 2002.	—	9,311,000
Mortgages payable to a Canadian bank in Canadian dollars; secured by two nursing homes and three assisted living facilities; interest and principal payable monthly; interest ranging from 6.34% to 7.89%; balloon maturities December 2004 through October 2007.	4,655,000	4,723,000

	December 31,

	2002	2001

Note payable to a Canadian bank in Canadian dollars; secured by a second mortgage on a nursing home; interest at 5.93%; principal and interest payable monthly; balloon maturity in December 2006.	$833,000	$—
Subordinated note payable to Omega; secured by accounts receivable and other assets of the facilities leased from Omega; interest at 7.00%; balloon maturity in September 2007.	1,700,000	1,700,000

	18,047,000	29,619,000
Less current portion	(12,677,000)	(25,006,000)

	$5,370,000	$4,613,000

As of December 31, 2002, the Company’s weighted average interest rate on long-term debt was 5.7%.

Scheduled principal payments of long-term debt (assuming no accelerations by the lenders) for the next five years and thereafter beginning January 1, 2003 are as follows:

2003	$468,000
2004	4,573,000
2005	305,000
2006	9,588,000
2007	3,113,000
Thereafter	—

$18,047,000

Cross-default provisions exist in a majority of the Company’s debt agreements. In addition, certain of the Company’s debt agreements provide that a default under certain of the Company’s leases or management agreements constitutes a default under the debt agreements. Certain of the Company’s debt agreements also contain various financial covenants, the most restrictive of which relate to current ratio requirements, tangible net worth, cash flow, net income (loss), required insurance coverages and limits on the payment of dividends to shareholders. As of December 31, 2002, the Company was not in compliance with certain of the financial covenants contained in the Company’s debt and lease agreements. Cross-default or material adverse change provisions contained in the debt agreements allow the holders of substantially all of the Company’s debt to demand repayment. The Company has not obtained waivers of the noncompliance. Based on regularly scheduled debt service requirements, the Company has a total of $468,000 of long-term debt and $41,367,000 of short-term debt that must be repaid or refinanced during 2003. As a result of the covenant noncompliance and other cross-default provisions, the Company has classified a total of $12,209,000 of debt with scheduled maturities beginning in 2004 as current liabilities as of December 31, 2002. The Company would not be able to repay this indebtedness if the applicable lenders demanded repayment.

10.	INVESTMENTS IN AND RECEIVABLES FROM JOINT VENTURES

Investments in and receivables from joint ventures consist of the following:

	December 31,

	2002	2001

Investments	$1,989,000	$2,312,000
Note receivable	190,000	188,000

	$2,179,000	$2,500,000

The investments consist primarily of investments in joint ventures operating long-term care facilities in Canada. The investments are accounted for on the equity or cost method, as applicable. The note receivable represents a loan to a joint venture project located in Canada and is secured by a second mortgage on the facility. The note receivable accrues interest at 7.5% with final maturity in 2004.

11.	SHAREHOLDERS’ EQUITY AND STOCK PLANS

Shareholders’ Rights Plan

In 1995, the Company adopted a shareholders’ rights plan (the “Plan”). The Plan is designed to protect the Company’s shareholders from unfair or coercive takeover tactics. The rights under the Plan were effective for all shareholders of record at the close of business March 20, 1995, and thereafter, and exist for a term of ten years. The Plan, as amended December 7, 1998, provides for one right with respect to each share of common stock. Each right entitles the holder to acquire, at a 50.0% discount from the then-current market, $100 worth of common stock of the Company or that of a non-approved acquiring company. The rights may be exercised only upon the occurrence of certain triggering events, including the acquisition of, or a tender offer for, 15.0% or more of the Company’s common stock without the Company’s prior approval.

Stock-Based Compensation Plans

In 1994, the Company adopted the 1994 Incentive and Nonqualified Stock Option Plan for Key Personnel (the “Key Personnel Plan”). Under the Key Personnel Plan, as amended in May 1998, 1,060,000 shares of the Company’s common stock have been reserved for issuance upon exercise of options granted thereunder. In 1994, the Company also adopted the 1994 Nonqualified Stock Option Plan for the Directors (the “Director Plan”). Under the Director Plan, as amended in May 1996, 190,000 shares of the Company’s common stock have been reserved for issuance upon exercise of options granted thereunder.

Under both plans, the option exercise price equals the stock’s closing market price on the day prior to the grant date. The maximum term of any option granted pursuant to either the Key Personnel Plan or to the Director Plan is ten years. Options issued under either plan are one-third vested at the grant date with an additional one-third vesting on each of the next two anniversaries of the grant date. Shares subject to options granted under either plan that expire, terminate, or are canceled without having been exercised in full become available again for future grants.

The weighted average fair value of options granted was $0.17, $0.15 and $0.11 in 2002, 2001 and 2000, respectively. The fair value of each option is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used for the 2002, 2001 and 2000 grants: risk free interest rates of 1.6%, 4.8% and 5.7% for 2002, 2001 and 2000, respectively; no expected dividend yield for each of the years; expected lives of five years for each of the years; and, expected volatility of 90.0% for each of the years. For purposes of pro forma disclosures of net loss and net loss per share as required by SFAS No. 123, the estimated fair value of the options is amortized to expense over the options’ vesting period.

The following table summarizes information regarding stock options outstanding as of December 31, 2002:

	Weighted
Range of	Average	Options
Exercise Prices	Exercise Prices	Outstanding

$5.56 to $13.13	$9.63	471,000
$0.15 to $1.88	$0.73	652,000

		1,123,000

As of December 31, 2002, the outstanding options have a weighted average remaining life of 5.8 years.

Summarized activity of the stock option plans is presented below:

	Shares
			Weighted
	Key Personnel	Director	Average
	Plan	Plan	Exercise Price

Outstanding, December 31, 1999	841,000	122,000	$7.94
Issued	—	5,000	0.15
Expired or canceled	(156,000)	(20,000)	8.68

Outstanding, December 31, 2000	685,000	107,000	7.72
Issued	417,000	97,000	0.37
Expired or canceled	(107,000)	—	8.64

Outstanding, December 31, 2001	995,000	204,000	4.47
Issued	—	30,000	0.24
Expired or canceled	(9,000)	(97,000)	3.61

Outstanding, December 31, 2002	986,000	137,000	$4.47

Vested, December 31, 2002	852,000	103,000	$5.20

Available for future grants, December 31, 2002	18,000	43,000

Series A Preferred Stock

The Company is authorized to issue up to 400,000 shares of Series A preferred stock. The Company’s Board of Directors is authorized to establish the terms and rights of each series, including the voting powers, designations, preferences, and other special rights, qualifications, limitations, or restrictions thereof. See Note 4 for discussion of the Company’s issuance of Series B Redeemable Convertible Preferred Stock during 2000.

12.	NET LOSS PER SHARE

Information with respect to the calculation of basic and diluted net loss per share data is presented below:

	Net Loss For		Net Loss Per
	Common		Common
	Stock	Shares	Share

Year ended December 31, 2002:
Basic and diluted net loss per share	$(13,272,000)	5,493,000	$(2.42)
Year ended December 31, 2001:
Basic and diluted net loss per share	$(22,275,000)	5,493,000	$(4.06)
Year ended December 31, 2000:
Basic and diluted net loss per share	$(3,850,000)	5,492,000	$(.70)

For each year presented, the Company had options outstanding at prices in excess of the average market price of the Company’s common stock. As of December 31, 2002, the Company also had Series B Redeemable Convertible Preferred Stock outstanding. As the Company has reported net losses for all years presented, options and Series B Redeemable Convertible Preferred Stock that would have otherwise qualified for inclusion have been excluded from the computation of net loss per share because of anti-dilution.

13.	INCOME TAXES

The provision (benefit) for income taxes is composed of the following components:

	Year Ended December 31,

	2002	2001	2000

Current payable (benefit):
Federal	$(447,000)	$—	$—
Foreign, state and provincial	516,000	410,000	83,000

	69,000	410,000	83,000

Deferred taxes:
Federal	—	—	—
Foreign, state and province	—	—	—

	—	—	—

Provision for income taxes	$69,000	$410,000	$83,000

A reconciliation of taxes computed at statutory income tax rates is as follows:

	Year Ended December 31,

	2002	2001	2000

Benefit for federal income taxes at statutory rates	$(5,089,000)	$(7,930,000)	$(1,916,000)
Provision for state and provincial income taxes at statutory rates, net of federal benefit	178,000	(291,000)	615,000
Previously unrecorded benefit	(447,000)	—	—
NOL adjustment due to IRS exam	1,926,000	—	—
Increase in valuation allowance	3,524,000	8,602,000	1,058,000
Other	(23,000)	29,000	326,000

Provision for income taxes	$69,000	$410,000	$83,000

The net deferred tax assets and liabilities, at the respective income tax rates, are as follows:

	December 31,

	2002	2001

Current deferred asset:
Accrued liabilities	$4,511,000	$3,862,000
Less valuation allowance	(4,511,000)	(3,862,000)

	$—	$—

Noncurrent deferred asset:
Net operating loss	$8,182,000	$8,704,000
Deferred lease costs	838,000	949,000
Tax goodwill and intangibles	4,856,000	5,840,000
Allowance for doubtful accounts	975,000	1,139,000
Impairment of long-lived assets	1,691,000	2,254,000
Depreciation	289,000	—
Noncurrent self-insurance reserves	10,144,000	5,447,000

	26,975,000	24,333,000
Less valuation allowance	(26,975,000)	(24,100,000)

	—	233,000
Noncurrent deferred liability:
Depreciation	—	(233,000)

	$—	$—

Due to the uncertainty surrounding the realization of the benefits of the Company’s deferred tax assets, the Company has established a full valuation allowance against such tax assets as of December 31, 2002 and 2001. The Company increased the valuation allowance by $3,524,000, $8,602,000 and $1,058,000 during 2002, 2001 and 2000, respectively.

At December 31, 2002, the Company had $21,532,000 of net operating losses, which expire at various dates through 2022.

The Internal Revenue Service (the “Service”) audited the Company’s United States Federal tax return for the years ended December 31, 1999 and 1998 and proposed certain adjustments to the Company’s tax returns. As a result, an additional tax liability of approximately $649,000 was imposed, plus interest charges of approximately $154,000.

In March 2002, the Job Creation and Workers Assistance Act of 2002 (the “Job Creation Act”) was signed into law. Provisions of the Job Creation Act extended the period in which losses could be carried back for tax purposes to five years. As a result of the Job Creation Act and the additional taxable income created by the Service’s adjustments to the Company’s 1999 and 1998 tax returns, the Company was able to carryback losses from 2001 to earlier periods, resulting in a carryback refund claim of approximately $1,096,000. This refund claim, net of the effect of the additional tax liability imposed by the Service, resulted in an income tax refund of $447,000, which was received in the fourth quarter of 2002.

14.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company is committed under long-term operating leases with various expiration dates and varying renewal options. Minimum annual rentals, including renewal option periods (exclusive of taxes, insurance, and maintenance costs) under these leases for the next five years beginning January 1, 2003, are as follows:

2003	$14,349,000
2004	13,969,000
2005	13,505,000
2006	13,346,000
2007	13,645,000
Thereafter	193,518,000

$262,332,000

Under lease agreements with Omega, Counsel, Pierce and others, the Company’s lease payments are subject to periodic annual escalations as described below and in Note 2. Total lease expense was $17,194,000, $20,776,000 and $20,563,000, for 2002, 2001 and 2000, respectively.

Omega Leases

As discussed in Note 4, effective October 1, 2000, the Company entered into a Settlement and Restructuring Agreement with Omega that amended the Omega Master Lease. The Omega Master Lease includes all facilities currently leased from Omega. All of the accounts receivable, equipment, inventory and other related assets of the facilities leased pursuant to the Omega Master Lease have been pledged as security under the Omega Master Lease. The initial term of the Omega Master Lease is ten years, expiring September 30, 2010, with an additional ten-year renewal term at the option of the Company, assuming no defaults. Effective March 9, 2002, the Company obtained professional liability insurance coverage that is less than the coverage required by the Omega Master Lease. Lease payments were $10,875,000 during each of the first two years of the Omega Master Lease. During subsequent years, increases in the lease payments are equal to the lesser of two times the consumer price index or 3.0%. The Company is recording all scheduled rent increases, including the 3.0% rent increases, as additional lease expense on a straight-line basis over the initial lease term.

The Omega Master Lease also required the Company to fund capital expenditures related to the leased facilities totaling $1,000,000 during the first two years of the initial lease term. The Company is also required to fund annual capital expenditures equal to $325 per licensed bed over the initial lease term (annual required capital expenditures of $994,000). The Company is in compliance with the capital expenditure requirements. Total required capital expenditures over the initial lease term are $10,940,000. These capital expenditures are being depreciated on a straight-line basis over the initial lease term beginning October 1, 2000.

Upon expiration of the Omega Master Lease or in the event of a default under the Omega Master Lease, the Company is required to transfer all of the leasehold improvements, equipment, furniture and fixtures of the leased facilities to Omega. In the event that the Company does not transfer all of the facility assets to Omega, the Company will be required to pay Omega $5,000,000 plus accrued interest at 11.00% from the effective date of the Settlement and Restructuring Agreement. The Company’s management intends to transfer the facility assets to Omega at the end of the lease term; consequently, the Company has not recorded a liability for the potential $5,000,000 payment and has not recorded any interest expense related to the potential $5,000,000 payment. The assets to be transferred to Omega are being depreciated on a straight-line basis over the initial lease term beginning October 1, 2000.

With respect to two facilities leased by the Company from Omega, first mortgage revenue bonds of $4,370,000 were assumed by Omega during 1992. The Company remains secondarily liable for the debt service through maturity of these bonds. Omega has indemnified the Company for any losses suffered by the Company as a result of a default by Omega on the bonds. Omega has represented to the Company that the debt service on the bonds was current as of December 31, 2002.

As of December 31, 2002, the Company is not in compliance with certain debt covenants. Such events of default under the Company’s debt agreements could lead to actions by the lenders that could result in events of default under the Company’s Omega Master Lease. In addition, effective March 9, 2002, the Company has obtained professional malpractice insurance coverage for its United States nursing homes that is less than the amounts required in the Omega Master Lease. A default in the Omega Master Lease allows the lessor the right to terminate the lease agreements and assume operating rights with respect to the leased properties. The net book value of property and equipment, include leasehold improvements, related to these facilities total approximately $4.6 million as of December 31, 2002.

Counsel Leases

The Company leases three facilities from Counsel with an initial term of ten years through April 2004 and one ten-year renewal option. The Company leases five additional facilities from Counsel with a remaining term expiring in April 2004. With respect to all of these facilities, the Company has a right of first refusal and a purchase option at the end of the lease term.

Prior to September 2001, the Company leased three additional facilities from Counsel. Omega was Counsel’s mortgage lender on the three facilities. Pursuant to the Settlement and Restructuring Agreement with Omega, Counsel was required to transfer one of the facilities to Omega in exchange for the outstanding mortgage balance, at which time the facility would be leased by the Company from Omega in accordance with the terms of the Omega Master Lease. The transfer of this facility occurred during 2001. Also pursuant to the Settlement and Restructuring Agreement, the Company had the right to require Counsel to transfer the remaining two facilities to Omega in exchange for the related outstanding mortgage balances, at which time the facilities are expected to be sold or leased by Omega to a third party. Effective September 30, 2001, both facilities were transferred to Omega. Effective October 1, 2001 and December 31, 2002, Omega leased these two facilities to a third party. Pursuant to the Settlement and Restructuring Agreement with Omega, the Company will receive 20% of the lease proceeds (net of costs associated with the leasing transaction) throughout the term of the lease and 20% of any sales proceeds. The Company is recording these proceeds as a reduction of lease expense as they are received. In 2001, the Company recorded revenues of $5,956,000 and net losses of $655,000, related to these two facilities.

Assisted Living Leases

Effective April 30, 2002, the Company entered into a Lease Termination and Operations Transfer Agreement (the “Pierce Agreement”) with Pierce Management Group and related persons (collectively, “Pierce”), pursuant to which the 13 leases for assisted living facilities with the former principal owners or affiliates of Pierce were terminated. Effective May 31, 2002, the leases on two additional assisted living facilities were assumed by Pierce. As a result, the Company was relieved of its future obligations with respect to these 15 leases. Effective June 30, 2002, the Company terminated the lease on one additional assisted living facility. The Company is in a dispute with the owner of this property which will be the subject of an arbitration hearing current scheduled in 2003. The Company has accrued for the estimated costs associated with this arbitration hearing. The Company incurred lease termination charges of approximately $750,000 in 2002, consisting of the remaining net book value of these facilities and costs of completing the transaction.

Insurance Matters

The entire long-term care profession in the United States has experienced a dramatic increase in claims related to alleged negligence in providing care to its patients — the Company is no exception in this regard. As a result, the Company has numerous liability claims and disputes outstanding for professional liability and other related issues. As of December 31, 2002, the Company is engaged in 58 professional liability lawsuits, including 17, 20, and 6 in the states of Florida, Arkansas and Texas, respectively. On June 22, 2001, a jury in Mena, Arkansas issued a verdict in a professional liability lawsuit against the Company totaling $78.425 million. The Company appealed this verdict to the Arkansas Supreme Court in a hearing that took place March 13, 2003. As of March 17, no ruling has been issued by the Court. The Company and its subsidiaries carry professional liability insurance up to certain limits for coverage of such claims. However, due to the increasing cost of claims against the Company and throughout the long-term care industry, the Company’s professional liability insurance premiums and deductible amounts increased substantially and coverage limits have decreased substantially during 1999 through 2002 and continuing for policy year 2003.

As a result of the substantial premium and deductible increases and insurance coverage decreases, effective March 9, 2002, the Company has obtained professional liability insurance coverage for its United States nursing homes and assisted living facilities that could be substantially less than the claims that could be incurred during the policy periods from March 9, 2002 through March 9, 2004. For claims made after March 9, 2002, the Company maintains general and professional liability insurance with coverage limits of $250,000 per medical incident and total aggregate policy coverage limits of $1,000,000 for its long-term care services. The 2002 and 2003 policies are on a claims made basis and the Company is self-insured for the first $25,000 per occurrence with no aggregate limit. The Company provides reserves on an actuarial basis for known and expected claims incurred during the policy period.

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

In Canada, the Company’s professional liability claims experience and associated costs has been dramatically less than that in the United States. The Canadian facilities owned or leased by the Company are self-insured for the first $3,000 ($5,000 Canadian) per occurrence. The Company’s aggregate primary coverage limit with respect to Canadian operations is $1,269,000 ($2,000,000 Canadian). The Company also maintains a $3,172,000 ($5,000,000 Canadian) aggregate umbrella policy for claims in excess of the foregoing limits for these facilities.

The Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $33,745,000 as of December 31, 2002. Such liabilities include estimates of legal costs. The Company believes that the $78.425 million monetary judgment, if upheld by the Arkansas Supreme Court (to which the judgment is currently under appeal), will be covered by insurance pursuant to the 1997 and 1998 insurance programs. Based on the expected insurance coverage, the judgment amount has not been accrued. However, the ultimate results of the Company’s professional liability claims and disputes are unknown at the present time.

In addition, the payment of professional liability claims by the Company’s insurance carriers is dependent upon the financial solvency of the individual carriers. The Company is aware that two of its insurance carriers providing coverage for prior years claims have either been declared insolvent or are currently under rehabilitation proceedings. Any future judgments or settlements above the Company’s per occurrence, per location or umbrella coverage or not covered by insurance due to the insolvency of the insurance carrier could have a material adverse impact on the Company’s financial position, cash flows and results of operations. In addition, the ultimate payment of professional liability claims accrued as of December 31, 2002 and claims that could be incurred during 2003 could require cash resources during 2003 that would be in excess of the Company’s available cash or other resources. These potential future payments could have a material adverse impact on the Company’s financial position and cash flows.

With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. Prior to that time, the Company was self-insured for the first $250,000, on a per claim basis, for workers’ compensation claims in a majority of its United States nursing facilities. However, the insurance carrier providing coverage above the Company’s self insured retention has been declared insolvent by the applicable state insurance agency. As a result, the Company is completely self insured for workers compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. Effective July 1, 2002, the Company entered into a “high deductible” workers compensation insurance program covering the majority of the Company’s United States employees. Under the high deductible policy, the Company is self insured for the first $25,000 per claim, subject to an aggregate maximum of out of pocket cost of $1,600,000 for the 12 month policy period. The Company has a letter of credit of $1,252,000 securing its self insurance obligations under this program. The letter of credit is secured by a certificate of deposit of $1,252,000, which is reflected as “restricted cash” in the accompanying balance sheet. The reserve for the high deductible policy is based on known claims incurred and an estimate of incurred but not reported claims determined by an analysis of historical claims incurred. The Company has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate. The liability recorded by the Company for its obligations under these plans is $1,127,000 as of December 31, 2002. The differences between actual settlements and reserves are included in expense in the year finalized.

The Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $869,000 at December 31, 2002. The differences between actual settlements and reserves are included in expense in the year finalized.

Employment Agreements

The Company has employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.0 times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change in control of the Company (as defined). The maximum contingent liability under these agreements is approximately $1.5 million. In addition, upon the occurrence of any triggering event, certain executives may elect to require the Company to purchase options granted to them for a purchase price equal to the difference in the fair market value of the Company’s common stock at the date of termination versus the stated option exercise price. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by the employee or the Company.

Effective October 18, 2002, the Company announced the retirement of its Chairman/Chief Executive Officer and the resignation of its Chief Operating Officer. The Company agreed to pay these executives $735,000 in severance and separation benefits and in settlement of existing employment agreements with these executives. The Company recorded a charge for these expenditures in the fourth quarter of 2002.

Health Care Industry

The health care industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government health care program participation requirements, reimbursement for patient services, quality of resident care and Medicare and Medicaid fraud and abuse (collectively the “Health Care Laws”). Changes in these laws and regulations, such as reimbursement policies of Medicare and Medicaid programs as a result of budget cuts by federal and state governments or other legislative and regulatory actions, have had a material adverse effect on the profession and the Company’s consolidated financial position, results of operations, and cash flows. Future federal budget legislation and federal and state regulatory changes may further negatively impact the Company.

All of the Company’s facilities are required to obtain annual licensure renewal and are subject to annual surveys and inspections in order to be certified for participation in the Medicare and Medicaid programs. In order to maintain their state operating license and their certification for participation in Medicare and Medicaid programs, the nursing facilities must meet certain statutory and administrative requirements at both the state and Federal level. These requirements relate to the condition of the facilities, the adequacy and condition of the equipment used therein, the quality and adequacy of personnel, and the quality of resident care. Such requirements are both subjective and subject to change. There can be no assurance that, in the future, the Company will be able to maintain such licenses and certifications for its facilities or that the Company will not be required to expend significant sums in order to comply with regulatory requirements.

The Company’s assisted living facilities in the United States are also subject to state and local licensing requirements.

Recently, government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of fraud and abuse statutes and regulations and quality of care issues in the skilled nursing profession in general. Violations of these laws and regulations could result in exclusion from government health care programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Compliance with such laws and regulations is subject to ongoing government review and interpretation, as well as regulatory actions which may be unknown or unasserted at this time. The Company has been a defendant in one such false claims action as described below. There can be no assurance that the

Company will not be subject to other investigations or allegations concerning possible violations by health care providers of fraud and abuse statutes and regulations.

On October 17, 2000, the Company was served with a civil complaint by the Florida Attorney General’s office, in the case of State of Florida ex rel. Mindy Myers v. R. Brent Maggio, et al. In this case, the State of Florida accused multiple defendants of violating Florida’s False Claims Act. The Company, in its capacity as the manager of four nursing homes owned by Emerald Coast Healthcare, Inc. (“Emerald”), was named in the complaint, as amended, which accused the Company of making illegal kickback payments to R. Brent Maggio, Emerald’s sole shareholder, and fraudulently concealing such payments in the Medicaid cost reports filed by the nursing homes. During the first quarter of 2003, the State of Florida granted a voluntary dismissal with prejudice of all claims related to this incident against the Company and its subsidiaries. In addition, a settlement agreement was executed between the State of Florida, R. Brent Maggio and Emerald, pursuant to which the State of Florida has dropped its prosecution of this matter. The Company has been informed that the whistle blower in this action will object to the settlement as executed by the State of Florida. Under Florida’s False Claims Act, a whistle blower may object in court to a settlement but must demonstrate that the State’s settlement is manifestly unjust. In the event the settlement is determined to be manifestly unjust, the Company believes that it has meritorious defenses in this matter and intends to vigorously pursue these defenses in litigation.

In addition to the false claims action described above, the Company has also received notices from the Centers for Medicare and Medicaid Services (“CMS”) concerning post-payment medical reviews of claims for several of the Company’s Texas facilities. The reviews have resulted in the denial of previously paid claims for infusion therapy and certain other therapy services rendered by outside providers to patients at the Company’s facilities for the years 1996 - 1999. The government has recovered $374,000 as of December 31, 2002, and may continue to recover, some of the alleged overpayment amounts by offset against current amounts due the facilities. The Company believes that the medical reviews were imposed as the result of a governmental investigation of Infusion Management Services (“IMS”), an unrelated company that provided infusion therapy services to residents at the Company’s facilities and which some time ago entered into a settlement agreement with the government regarding allegations of violations of applicable laws. The Company has appealed many of the denied claims. The Company’s intermediary has indicated it will no longer pursue the denial of claims related to the provision of infusion therapy, although it is still denying other therapy services on the same claims. The Company cannot at this time predict whether its efforts to recover the recouped money and obtain payment of the denied claims will be successful, and the denial of these claims could have a material adverse impact on the Company’s financial condition, cash flows or results of operations.

On August 5, 2002, the Company was served notice that the State of Arkansas was suing the Company and certain subsidiaries, including a nursing home operated in Eureka Springs, Arkansas. The state of Arkansas’ allegations against the Company and certain subsidiaries include violation of the Arkansas Abuse of Adults Act and violation of the Arkansas Medicaid False Claims Act. These allegations are made with respect to a resident (designated in the complaint as “Resident #1”) of the Eureka Springs facility. The Company believes that it has meritorious defenses in this case and will vigorously defend itself. The Company further notes that the Arkansas Department of Human Services – Office of Long Term Care conducted a thorough investigation of the care of Resident #1 and that the Office of Long Term Care issued no citations as a result of their investigation of Resident #1.

The Company cannot currently predict with certainty the ultimate impact of the above cases on the Company’s financial condition, cash flows or results of operations. An unfavorable outcome in any of the lawsuits or any state or Federal False Claims Act case could subject the Company to fines, penalties and damages. Moreover, the Company could be excluded from the Medicare, Medicaid or other federally-funded health care programs, which could have a material adverse impact on the Company’s financial condition, cash flows or results of operations.

Medicare Reimbursement

During 1997, the Federal government enacted the Balanced Budget Act of 1997 (“BBA”), which contains numerous Medicare and Medicaid cost-saving measures. The BBA requires that nursing homes transition to a prospective payment system (“PPS”) under the Medicare program during a three-year “transition period,” commencing with the first cost reporting period beginning on or after July 1, 1998. The BBA also contains certain measures that have led and could lead to further future reductions in Medicare therapy reimbursement and Medicaid payment rates. Revenues and expenses have both been reduced significantly from the levels prior to PPS. The BBA has negatively impacted the entire long-term health care industry.

During 2000, 2001 and 2002, certain amendments to the BBA have been enacted, including the Balanced Budget Reform Act of 1999 (“BBRA”) and the Benefits Improvement and Protection Act of 2000 (“BIPA”). The BBRA provided legislative relief in the form of increases in certain Medicare payment rates during 2000. The BIPA continued to provide additional increases in certain Medicare payment rates during 2001.

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

Under the current law, Medicare reimbursements for nursing facilities were reduced following the October 1, 2002 expiration of two temporary payment increases enacted as part of earlier Medicare enhancement bills. As a result, beginning October 1, 2002, the Company’s Medicare reimbursement has been reduced by an estimated $368,000 per month, as a result of the expiration of temporary add-on legislation. Partially offsetting this decrease, CMS implemented a Medicare rate increase of approximately 2.6% effective October 1, 2002. There are two additional payment increases that were originally scheduled to expire October 1, 2002. CMS has announced that the expiration of these payment increases have been postponed to October 1, 2004.

While federal regulations do not provide states with grounds to curtail funding of their Medicaid cost reimbursement programs due to state budget deficiencies, states have nevertheless curtailed funding in such circumstances in the past. No assurance can be given that states will not do so in the future or that the future funding of Medicaid programs will remain at levels comparable to the present levels. The United States Supreme Court ruled in 1990 that healthcare providers could use the Boren Amendment to require states to comply with their legal obligation to adequately fund Medicaid programs. The BBA repealed the Boren Amendment and authorizes states to develop their own standards for setting payment rates. It requires each state to use a public process for establishing proposed rates whereby the methodologies and justifications used for setting such rates are available for public review and comment. This requires facilities to become more involved in the rate setting process since failure to do so may interfere with a facility’s ability to challenge rates later.

During the past four years, the Company experienced certain adverse regulatory actions with respect to certain facilities, including a decertification from the Medicare and Medicaid programs during 2000. The Company also experiences regulatory scrutiny that can result in fines and penalties. The Company recorded expenses related to such fines and penalties totaling $210,000, $324,000 and $570,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

15.	RELATED PARTIES

The Company commenced operations effective with an initial public offering of common stock in May 1994. The Company’s predecessor operations were in companies owned or controlled by Counsel. From the Company’s inception through November 1996, the Company had two directors who are directors and key executives of Counsel. The Company provides management services for nine facilities owned by two Canadian limited partnerships. Management fees from these facilities totaled $1,906,000, $1,799,000 and $1,828,000 for 2002, 2001 and 2000, respectively. Counsel leases seven of these facilities from one of the partnerships.

The Company leases 8 facilities from Counsel. Lease expense related to the facilities leased from Counsel totaled $1,207,000, $1,461,000 and $1,999,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company has loaned one of the limited partnerships $334,000 and $393,000 as of December 31, 2002 and 2001, respectively. The Company has received second, third and fourth mortgage security interests in the partnership’s assets. The notes receivable bear interest at 8.0% and are being repaid through 2007.

16.	OPERATING SEGMENT INFORMATION

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that public companies report financial and descriptive information about their operating segments. The Company has three reportable segments: United States nursing homes, United States assisted living facilities, and Canadian operations, which consist of both nursing home and assisted living services. Management evaluates each of these segments independently due to the geographic, reimbursement, marketing, and regulatory differences between the segments. The accounting policies of these segments are the same as those described in the summary of significant accounting policies described in Note 2. Management evaluates performance based on profit or loss from operations before income taxes not including asset impairments and non-recurring charges and foreign currency translation gains and losses. The following information is derived from the Company’s segments’ internal financial statements and include information related to the Company’s unallocated corporate revenues and expenses:

	2002	2001	2000

Net revenues:
U.S. nursing homes	$162,478,000	$159,086,000	$147,527,000
U.S. assisted living facilities	19,487,000	31,263,000	32,455,000
Canadian operations	17,089,000	15,819,000	15,881,000
Corporate	14,000	13,000	172,000

Total	$199,068,000	$206,181,000	$196,035,000

Depreciation and amortization:
U.S. nursing homes	$3,326,000	$3,462,000	$3,406,000
U.S. assisted living facilities	1,627,000	1,721,000	1,738,000
Canadian operations	524,000	378,000	389,000
Corporate	72,000	71,000	70,000

Total	$5,549,000	$5,632,000	$5,603,000

Operating income (loss):
U.S. nursing homes	$(5,564,000)	$(12,202,000)	$(848,000)
U.S. assisted living facilities	(2,412,000)	(3,464,000)	(541,000)
Canadian operations	2,166,000	1,858,000	1,868,000
Corporate	(3,754,000)	(2,979,000)	(2,480,000)

Total	$(9,564,000)	$(16,787,000)	$(2,001,000)

	2002	2001	2000

Long-lived assets:
U.S. nursing homes	$24,745,000	$26,807,000	$33,178,000
U.S. assisted living facilities	26,760,000	29,760,000	33,216,000
Canadian operations	12,525,000	12,016,000	12,164,000
Corporate	596,000	707,000	858,000

Total	$64,626,000	$69,290,000	$79,416,000

Total assets:
U.S. nursing homes	$59,469,000	$53,665,000	$56,387,000
U.S. assisted living facilities	27,132,000	30,912,000	36,075,000
Canadian operations	20,011,000	17,183,000	17,154,000
Corporate	3,061,000	1,415,000	2,860,000
Eliminations	(20,802,000)	(12,105,000)	(10,720,000)

Total	$88,871,000	$91,070,000	$101,756,000

Capital expenditures:
U.S. nursing homes	$2,341,000	$1,836,000	$1,273,000
U.S. assisted living facilities	612,000	839,000	774,000
Canadian operations	1,343,000	1,068,000	301,000
Corporate	31,000	—	33,000

Total	$4,327,000	$3,743,000	$2,381,000

17.	QUARTERLY FINANCIAL INFORMATION (Unaudited)

Selected quarterly financial information for each of the quarters in the years ended December 31, 2002 and 2001 is as follows:

	Quarter

2002	First	Second		Third		Fourth

Net revenues	$51,574,000	$49,513,000		$48,799,000		$49,182,000

Net loss for common stock	$(3,061,000)	$(1,227,000	)(1)	$(2,398,000	)(2)	$(6,586,000	)(3)

Basic and diluted net loss per share	$(.56)	$(.22)		$(.44)		$(1.20)

(1)	Includes asset impairment and non-recurring charges of $1,065,000 as further discussed in Note 6.

(2)	Includes non-recurring charges of $527,000, as further discussed in Note 6.

(3)	Includes asset impairment and non-recurring charges of $1,778,000, as further discussed in Note 6, and a charge of $2,231,000 as a result of unfavorable development of professional liability insurance claims during the fourth quarter.

	Quarter

2001	First	Second	Third		Fourth

Net revenues	$49,689,000	$50,170,000	$52,841,000		$53,481,000

Net loss for common stock	$(1,473,000)	$(2,366,000)	$(9,850,000	)(1)	$(8,586,000	)(2)

Basic and diluted net loss per share	$(.27)	$(.43)	$(1.79)		$(1.57)

(1)	Includes a charge of $8,680,000 as a result of unfavorable development of professional liability insurance claims during the third quarter.

(2)	Includes non-cash impairment charges of $4,342,000, and a loss lease accrual of $505,000 as further discussed in Note 6.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Advocat Inc.:

The audit referred to in our report dated March 17, 2003 relating to the consolidated financial statements of Advocat Inc., which is contained in Item 8 of this 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit.

In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

Memphis, Tennessee March 17, 2003

THE FOLLOWING REPORT IS A COPY OF A PREVIOUSLY ISSUED REPORT BY ARTHUR ANDERSEN LLP AND IT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. ARTHUR ANDERSEN LLP HAS NOT CONSENTED TO THE USE OF THIS AUDIT REPORT.

REPORT OF PREVIOUS INDEPENDENT PUBLIC ACCOUNTANTS

To Advocat Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Advocat Inc. and subsidiaries, included in this Annual Report on Form 10-K and have issued our report thereon dated March 11, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The financial statement schedule listed in the accompanying index is the responsibility of Advocat’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements, and, in our opinion, fairly states in all material respect the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Nashville, Tennessee March 11, 2002

ADVOCAT INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Column A	Column B	Column C				Column D	Column E

		Additions

	Balance
	at	Charged					Balance
	Beginning	To	Charged				At
	of	Costs and	to Other			Deductions	End of
Description	Period	Expenses	Accounts	Other		(1)	Period

Year ended December 31, 2002:
Allowance for doubtful accounts	$5,453	$531	$—	$—		$(3,769)	$2,215

Year ended December 31, 2001:
Allowance for doubtful accounts	$5,035	$3,293	$—	$711	(2)	$(3,586)	$5,453

Year ended December 31, 2000:
Allowance for doubtful accounts	$4,958	$2,881	$—	$—		$(2,804)	$5,035

(1)	Amounts written off as uncollectible accounts, net of recoveries.
(2)	Includes the Texas Diversicare Limited Partnership (“TDLP”) allowance for doubtful accounts as of August 31, 2001. The Company entered into an Agreement with TDLP, pursuant to which the wrap mortgage receivable and the Company’s other investments in TDLP were exchanged for the net assets. The assets and liabilities were recorded at the historical cost basis of the Company’s total investment in TDLP, which approximated fair value as of August 31, 2001.

Exhibit
Number	Description of Exhibits

2.1	Asset Purchase Agreement among the Company, Pierce Management Group First Partnership and others dated July 23, 1997 (incorporated by reference to Exhibit 2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1997).

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-76150 on Form S-1).

3.2	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.4 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 33-76150 on Form S-1).

3.4	Amendment to Certificate of Incorporation dated March 23, 1995 (incorporated by reference to Exhibit A of Exhibit 1 to the Company’s Form 8-A filed March 30, 1995).

3.5	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.4 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company’s Registration Statement No. 33-76150 on Form S-1).

4.2	Rights Agreement dated March 13, 1995, between the Company and Third National Bank in Nashville (incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K dated March 13, 1995).

4.3	Summary of Shareholder Rights Plan adopted March 13, 1995 (incorporated by reference to Exhibit B of Exhibit 1 to Form 8-A filed March 30, 1995).

4.4	Rights Agreement of Advocat Inc. dated March 23, 1995 (incorporated by reference to Exhibit 1 to Form 8-A filed March 30, 1995).

4.5	Amended and Restated Rights Agreement dated as of December 7, 1998 (incorporated by reference to Exhibit 1 to Form 8-A/A filed December 7, 1998).

10.1	Asset Contribution Agreement among Counsel Corporation and Certain of its Direct and Indirect Subsidiaries dated May 10, 1994 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

Exhibit
Number	Description of Exhibits

10.2	Asset Contribution Agreement among Diversicare Inc. and Certain of its Direct and Indirect Subsidiaries dated May 10, 1994 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.3	1994 Incentive and Non-Qualified Stock Plan for Key Personnel (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement No. 33-76150 on Form S-1).

10.4	1994 Non-Qualified Stock Option Plan for Directors (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement No. 33-76150 on Form S-1).

10.5	Master Agreement and Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement No. 33-76150 on Form S-1).

10.6	1994 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement No. 33-76150 on Form S-1).

10.7	Form of Employment Agreements dated May 10, 1994, between the Registrant and Dr. Birkett, Mr. Richardson and Ms. Hamlett (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement No. 33-76150 on Form S-1).

10.8	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement No. 33-76150 on Form S-1).

10.9	Employment Agreement dated June 28, 1999 by and between the Company and Charles H. Rinne (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.10	Employment Agreement dated June 28, 1999 by and between the Company and Richard Vacek (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

10.11	Consent, Assignment and Amendment Agreement between Diversicare Corporation of America, Counsel Nursing Properties, Inc., Advocat Inc., Diversicare Leasing Corporation and Omega Healthcare Investors, Inc. dated May 10, 1994 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

Exhibit
Number	Description of Exhibits

10.12	Advocat Inc. Guaranty in favor of Omega Healthcare Investors, Inc. dated May 10, 1994 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.13	Consolidation, Modification and Renewal Note dated August 30, 1991, by Diversicare Nursing Centers, Inc. to the order of Sovran Bank/Tennessee (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement No. 33-76150 on Form S-1).

10.14	Wraparound Promissory Note dated August 30, 1991, by Texas Diversicare Limited Partnership and Diversicare Nursing Centers, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement No. 33-76150 on Form S-1).

10.15	Management Agreement dated August 30, 1991, between Texas Diversicare Limited Partnership and Diversicare Corporation of America, as assigned effective October 1, 1991, to Diversicare Management, with consent of Texas Diversicare Limited Partnership, as amended (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement No. 33-76150 on Form S-1).

10.16	Amended and Restated Limited Partnership Agreement dated August 30, 1991, among Diversicare General Partner, Inc., J. Scott Jackson and each Limited Partner (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement No. 33-76150 on Form S-1).

10.17	Participation Agreement dated August 30, 1991, between Texas Diversicare Limited Partnership and Diversicare Corporation of America (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement No. 33-76150 on Form S-1).

10.18	Agreement of Purchase and Sale entered into August 30, 1991, among Diversicare Corporation of America, Texas Diversicare Limited Partnership’ and Diversicare Corporation of America (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement No. 33-76150 on Form S-1).

10.19	Partnership Services Agreement entered into August 30, 1991, among Texas Diversicare Limited Partnership, Diversicare Incorporated and Counsel Property Corporation (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement No. 33-76150 on Form S-1).

10.20	Guaranteed Return Loan Security Agreement entered into August 30, 1991, between Texas Diversicare Limited Partnership and Diversicare Incorporated (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement No. 33-76150 on Form S-1).

Exhibit
Number	Description of Exhibits

10.21	Credit and Security Agreement dated October 12, 1994, between NationsBank of Tennessee, N.A., the Company and the Company’s subsidiaries (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.22	Promissory Note by Advocat Inc. to the order of Diversicare Inc. dated May 10, 1994 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.23	Promissory Note by Advocat Inc. to the order of Counsel Nursing Properties, Inc. dated May 10, 1994 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.24	Demand Master Promissory Note by Advocat Inc. to the order of Diversicare Corporation of America dated May 10, 1994 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.25	Lease Agreement between Counsel Healthcare Assets Inc. and Counsel Nursing Properties, Inc. dated May 10, 1994 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.26	Lease Agreement between Counsel Healthcare Assets Inc. and Counsel Nursing Properties, Inc. dated May 10, 1994 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.27	Management and Guaranteed Return Loan Agreement dated as of November 30, 1985, between Diversicare VI Limited Partnership and Diversicare Incorporated, an Ontario corporation, as amended, as assigned effective October 1, 1991, to Diversicare Management Services Co., with consent of Diversicare VI Limited Partnership (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement No. 33-76150 on Form S-1).

10.28	Management Agreement dated August 24, 1981, between Americare Corporation and Diversicare Corporation of America, as assigned to Diversicare Management Services Co., with consent of Americare Corporation (incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement No. 33-76150 on Form S-1).

Exhibit
Number	Description of Exhibits

10.29	Management Agreement between Counsel Healthcare Assets, Inc., an Ontario corporation and Counsel Nursing Properties, Inc. dated April 30, 1994, as assigned effective May 10, 1994, to Diversicare Canada Management Services Co., Inc (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.30	Lease Agreement between Spring Hill Medical, Inc. and First American HealthCare, Inc. dated February 1, 1994 (incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement No. 33-76150 on Form S-1).

10.31	Lease Agreement between HealthCare Ventures and Wessex Care Corporation dated October 23, 1989, as assigned effective May 10, 1994, to Diversicare Leasing Corp. (incorporated by reference to Exhibit 10.40 to the Company’s Registration Statement No. 33-76150 on Form S-1).

10.32	Lease Agreement between Osborne & Wilson Development Corp., Inc. and Diversicare Corporation of America dated July 7, 1989, as assigned effective May 10, 1994, to Diversicare Leasing Corp. (incorporated by reference to Exhibit 10.41 to the Company’s Registration Statement No. 33-76150 on Form S-1).

10.33	Florida Lease Agreement between Counsel Nursing Properties, Inc. and Diversicare Leasing Corp. dated May 10, 1994 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.34	Lease Agreement between Counsel Nursing Properties, Inc. and Diversicare Leasing Corp. dated May 10, 1994 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.35	Letter Agreement dated November 23, 1994, among Advocat Inc., Omega Healthcare Investors, Inc., Sterling Health Care Centers, Inc. and E.B. Lowman, II (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.36	Assignment and Assumption Agreement of Master Lease dated September 1, 1995, between Sterling Health Care Management, Inc., Diversicare Leasing Corp. and

Exhibit
Number	Description of Exhibits

Sterling Acquisition Corp (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995).

10.37	Master Lease dated December 1, 1994, between Sterling Health Care Management, Inc. and Sterling Acquisition Corp (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995).

10.38	Assignment and Assumption Agreement of Master Sublease dated September 1, 1995, between Sterling Health Care Management, Inc., Diversicare Leasing Corp. and O S Leasing Company (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995).

10.39	Master Sublease dated December 1, 1994, between Sterling Health Care Management, Inc. and O S Leasing Company (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995).

10.40	Letter of Credit Agreement dated September 1, 1995, between Omega Health Care Investors, Inc., Sterling Acquisition Corp., Sterling Acquisition Corp II, O S Leasing Company and Diversicare Leasing Corp (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995).

10.41	Advocat Inc. Guaranty dated September 1, 1995, in favor of Omega Health Care Investors, Inc., Sterling Acquisition Corp., Sterling Acquisition Corp. II and O S Leasing Company (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995).

10.42	Management Agreement between Diversicare Management Services Co. and Emerald-Cedar Hill, Inc. dated February 20, 1996 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.43	Management Agreement between Diversicare Management Services Co. and Emerald-Golfcrest, Inc. dated February 20, 1996 (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

Exhibit
Number	Description of Exhibits

10.44	Management Agreement between Diversicare Management Services Co. and Emerald-Golfview, Inc. dated February 20, 1996 (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.45	Management Agreement between Diversicare Management Services Co. and Emerald-Southern Pines, Inc. dated February 20, 1996 (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.46	Loan Agreement between Omega Healthcare Investors, Inc. and Diversicare Leasing Corp., d/b/a Good Samaritan Nursing Home, dated February 20, 1996 (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.47	Short Term Note by Diversicare Leasing Corp. to Omega Healthcare Investors, Inc. dated February 20, 1996 (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.48	Advocat Inc. Guaranty in favor of Omega Healthcare Investors, Inc. dated February 20, 1996 (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.49	First Amendment to Credit and Security Agreement dated November 28, 1995, between NationsBank of Tennessee, N.A., Advocat Inc. and the Subsidiaries (as defined) (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.50	Second Amendment to Credit and Security Agreement dated December 1, 1995, between NationsBank of Tennessee, N.A., Advocat Inc. and the Subsidiaries (as defined) (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.51	Third Amendment to Credit and Security Agreement dated December 1, 1995, between NationsBank of Tennessee, N.A., Advocat Inc. and the Subsidiaries (as defined) (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

Exhibit
Number	Description of Exhibits

10.52	Fourth Amendment to Credit and Security Agreement dated April 1, 1996, between NationsBank of Tennessee, N.A., Advocat Inc. and the Subsidiaries (as defined) (incorporated by reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996).

10.53	Fifth Amendment to Credit and Security Agreement dated May 1, 1996, between NationsBank of Tennessee, N.A., Advocat Inc. and the Subsidiaries (as defined) (incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996).

10.54	Sixth Amendment to Credit and Security Agreement dated June 28, 1996, between NationsBank of Tennessee, N.A., Advocat IInc. and the Subsidiaries (as defined) (incorporated by reference to Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996).

10.55	Seventh Amendment to Credit and Security Agreement dated September 1, 1996, between NationsBank of Tennessee, N.A., Advocat Inc. and the Subsidiaries (as defined) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996).

10.56	Eighth Amendment to Credit and Security Agreement dated November 1, 1996, between NationsBank of Tennessee, N.A., Advocat Inc. and the Subsidiaries (as defined) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996).

10.57	Master Credit and Security Agreement dated December 27, 1996, between First American National Bank, GMAC-CM Commercial Mortgage Corporation, Advocat Inc., Management Services Co. and the Subsidiaries (as defined) (incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.58	Project Loan Agreement (Good Samaritan) dated December 27, 1996, between GMAC-CM Commercial Mortgage Corporation Advocat Inc., Diversicare Management Services Co. and the Subsidiaries (as defined) (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form for the fiscal year ended December 31, 1996).

10.59	Project Loan Agreement (Afton Oaks) dated December 27, 1996 between GMAC-CM Commercial Mortgage Corporation, Advocat Inc., Diversicare Management Services

Exhibit
Number	Description of Exhibits

Co. and the Subsidiaries (as defined) (incorporated by reference Exhibit 10.60 to the Company’s Annual Report on Form for the fiscal year ended December 31, 1996).

10.60	Project Loan Agreement (Pinedale) dated December 27, 1996, between GMAC-CM Commercial Mortgage Corporation, Advocat Inc., Diversicare Management Services Co. and the Subsidiaries (as defined) (incorporated by reference Exhibit 10.61 to the Company’s Annual Report on Form for the fiscal year ended December 31, 1996).

Exhibit
Number	Description of Exhibits

10.61	Project Loan Agreement (Windsor House) dated December 27 1996, between GMAC-CM Commercial Mortgage Corporation, Advocat Inc., Diversicare Management Services Co. and Subsidiaries (as defined) (incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form for the fiscal year ended December 31, 1996).

10.62	Asset Purchase Agreement dated November 30, 1995, Williams Nursing Homes Inc., d/b/a Afton Oaks Center, Lynn Mayers, Thomas E. Mayers, and Diversicare Leasing Corp. (incorporated by reference to Exhibit 2.1 the Company’s Current Report on Form 8-K dated November 30, 1995).

10.63	Purchase Agreement between Diversicare Leasing Corporation and Americare Corporation dated February 20, 1996 (incorporated by reference to Exhibit 2.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.64	Amendment to 1994 Incentive and Non-Qualified Stock Plan for Key Personnel (incorporated by reference to Exhibit A to the Company’s Schedule 14A filed March 31, 1997).

10.65	Amendment to 1994 Non-Qualified Stock Option Plan for Directors (incorporated by reference to Exhibit A to the Company’s Schedule 14A filed April 19, 1996).

10.66	Amendment No. 3 Advocat Inc. 1994 Incentive and Nonqualified Stock Option Plan For Key Personnel (incorporated by reference to Exhibit A to the Company’s Schedule 14A filed April 3, 1998).

10.67	Renewal and Modification Promissory Note dated March 31, 1998, between the Company and AmSouth Bank.(incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998).

10.68	Renewal and Modification Promissory Note dated March 31, 1998, between the Company and First American National Bank (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996).

10.69	Second Amendment to Loan and Negative Pledge Agreement dated March 31, 1998, between Diversicare Assisted Living Services NC, LLC and First American National Bank, both individually and as Agent for AmSouth Bank (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996).

Exhibit
Number	Description of Exhibits

10.70	Loan Agreement dated the 4th day of June, 1999, by and between Diversicare Assisted Living Services Nc II, LLC, a Delaware limited liability company and GMAC Commercial Mortgage Corporation, a California corporation (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.71	Loan Agreement dated the 4th day of June, 1999, by and between Diversicare Assisted Living Services NC I, LLC, a Delaware limited liability company and GMAC Commercial Mortgage Corporation, a California corporation (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.72	Fourth Amendment to Master Credit and Security Agreement dated as of April 14, 1999 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.73	Form of Fifth Amendment to Master Credit and Security Agreement between Diversicare Management Services Co. and First American National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.74	Fourth Amendment to Loan and Negative Pledge Agreement dated October 1, 1999 between Diversicare Assisted Living Services NC, LLC. and First American National Bank along with AmSouth Bank (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.75	Line of Credit Note (Overline Facility) dated October 1, 1999 between Diversicare Management Services Co. and First American National Bank (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.76	Fifth Amendment to Loan and Negative Pledge Agreement dated December 1, 1999 between Diversicare Assisted Living Services PC, LLC and First American National Bank along with AmSouth Bank (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1999).

10.77	Sixth Amendment to Master Credit and Security Agreement dated December 1, 1999 between Diversicare Management Services Co. and First American National Bank along with GMAC Commercial Mortgage Company (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1999).

Exhibit
Number	Description of Exhibits

10.78	Amendments to Promissory Notes dated November 30, 1999 between Diversicare Management Services Co. and GMAC Commercial Mortgage Corporation. (Four amendments extending the term to April 30, 2000 on four notes totaling $11.1 million.)(incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1999).

10.79	Employment Agreement dated January 1, 2000 by and between the Company and James F. Mills, Jr. (incorporated by reference to Exhibit 10.1 to the Company?s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

10.80	Settlement and Restructuring Agreement dated as of October 1, 2000 among Registrant, Diversicare Leasing Corp., Sterling Health Care Management, Inc., Diversicare Management Services Co., Advocat Finance, Inc., Omega Healthcare Investors, Inc. and Sterling Acquisition Corp. (incorporated by reference to Exhibit 10.83 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.81	Consolidated Amended and Restated Master Lease dated November 8, 2000, effective October 1, 2000, between Sterling Acquisition Corp. (as Lessor) and Diversicare Leasing Corp. (as Lessee) (incorporated by reference to Exhibit 10.84 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.82	Management Agreement effective October 1, 2000, between Diversicare Leasing Corp. and Diversicare Management Services Co. (incorporated by reference to Exhibit 10.85 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.83	Amended and Restated Security Agreement dated as of November 8, 2000 between Diversicare Leasing Corp and Sterling Acquisition Corp. (incorporated by reference to Exhibit 10.86 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.84	Security Agreement dated as of November 8, 2000 between Sterling Health Care Management, Inc. and Sterling Acquisition Corp. (incorporated by reference to Exhibit 10.87 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.85	Guaranty given as of November 8, 2000 by Registrant, Advocat Finance, Inc., Diversicare Management Services Co., in favor of Sterling Acquisition Corp. (incorporated by reference to Exhibit 10.88 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

Exhibit
Number	Description of Exhibits

10.86	Reaffirmation of Obligations (Florida Managed Facilities) by Registrant and Diversicare Management Services Co. to and for the benefit of Omega Healthcare Investors (incorporated by reference to Exhibit 10.89 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.87	Subordinated Note dated as of November 8, 2000 in the amount of $1,700,000 to Omega Healthcare Investors, Inc. from Registrant (incorporated by reference to Exhibit 10.90 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.88	Master Amendment to Loan Documents and Agreement dated as of November 8, 2000, effective October 1, 2000, among Registrant, its subsidiaries and AmSouth Bank (incorporated by reference to Exhibit 10.91 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.89	Reimbursement Promissory Note dated October 1, 2000 in the amount of $3,000,000 to AmSouth Bank from Registrant (incorporated by reference to Exhibit 10.92 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.90	Second Amendment to Intercreditor Agreement among GMAC, AmSouth, Registrant and its subsidiaries (incorporated by reference to Exhibit 10.93 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.91	Renewal Promissory Note dated October 1, 2000 in the amount of $3,500,000 to AmSouth Bank from Diversicare Management Services Co. (incorporated by reference to Exhibit 10.94 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.92	Renewal Promissory Note dated October 1, 2000 in the amount of $9,412,383.87 to AmSouth Bank from Diversicare Assisted Living Services NC, LLC (incorporated by reference to Exhibit 10.95 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.93	Renewal Promissory Note dated October 1, 2000 in the amount of $4,500,000 made payable to AmSouth Bank from Diversicare Management Services Co. (incorporated by reference to Exhibit 10.96 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.94	Termination, Assignment And Release Agreement is dated as of the 30th day of September, 2001 and is by and among (I) Counsel Nursing Properties, Inc., a Delaware corporation and Counsel Corporation [US], a Delaware corporation and the

Exhibit
Number	Description of Exhibits

successor by name change to Diversicare Corporation of America, (ii) Diversicare Leasing Corp., a Tennessee corporation and Advocat Inc., a Delaware corporation, and (iii) Omega Healthcare Investors, Inc., a Maryland corporation, OHI Sunshine, Inc., a Florida corporation, and Sterling Acquisition Corp., a Kentucky corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.95	Settlement and Release Agreement entered into and effective as of 11:30, CST, on August 31, 2001 by and between Texas Diversicare Limited Partnership, a Texas limited partnership and Diversicare Leasing Corp., a Tennessee corporation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.96	Fifth Amendment to Project Loan Agreement and Comprehensive Amendment of All Other Loan Documents dated as of the 28th day of February, 2001, by and between the Company, certain of its subsidiaries and GMAC Commercial Mortgage Corporation. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.97	Sixth Amendment to and Assumption of Promissory Note dated as of the 28th day of February, 2001, by certain subsidiaries of the Company and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.98	Guaranty Agreement re Pinedale dated as of the 29th day of March, 2001, by the Company, for the benefit of GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.99	Loan Agreement re Pinedale dated as of the 29th day of March, 2001, by and between a subsidiary of the Company, and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.100	Mortgage and Security Agreement re Pinedale dated as of the 29th day of March, 2001, by and between a subsidiary of the Company, and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.101	Promissory Note dated 29th day of March 2001, in the amount of $2,913,000.00 in the favor of GMAC Commercial Mortgage Corporation (incorporated by reference to

Exhibit
Number	Description of Exhibits

Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.102	Guaranty Agreement re Windsor House dated as of the 29th day of March, 2001, by the Company, for the benefit of GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.103	Loan Agreement re Windsor House dated as of the 29th day of March, 2001, by and between a subsidiary of the Company, and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.104	Mortgage and Security Agreement re Windsor House dated as of the 29th day of March, 2001, by and between a subsidiary of the Company, and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.105	Promissory Note dated 29th day of March 2001, in the amount of $4,709,000.00 in the favor of GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.106	Employment Agreement effective March 5, 2001 by and between the Company and William R. Council, III (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.107	Settlement and Restructuring Agreement dated as of October 1, 2000 among Registrant, Diversicare Leasing Corp., Sterling Health Care Management, Inc., Diversicare Management Services Co., Advocat Finance, Inc., Omega Healthcare Investors, Inc. and Sterling Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.108	Consolidated Amended and Restated Master Lease dated November 8, 2000, effective October 1, 2000, between Sterling Acquisition Corp. (as Lessor) and Diversicare Leasing Corp. (as Lessee) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.109	Management Agreement effective October 1, 2000, between Diversicare Leasing Corp. and Diversicare Management Services Co. (incorporated by reference to

Exhibit
Number	Description of Exhibits

Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.110	Amended and Restated Security Agreement dated as of November 8, 2000 between Diversicare Leasing Corp and Sterling Acquisition Corp. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.111	Security Agreement dated as of November 8, 2000 between Sterling Health Care Management, Inc. and Sterling Acquisition Corp. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.112	Guaranty given as of November 8, 2000 by Registrant, Advocat Finance, Inc., Diversicare Management Services Co., in favor of Sterling Acquisition Corp. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.113	Reaffirmation of Obligations (Florida Managed Facilities) by Registrant and Diversicare Management Services Co. to and for the benefit of Omega Healthcare Investors. (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.114	Subordinated Note dated as of November 8, 2000 in the amount of $1,700,000 to Omega Healthcare Investors, Inc. from Registrant. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.115	Master Amendment to Loan Documents and Agreement dated as of November 8, 2000, effective October 1, 2000, among Registrant, its subsidiaries and AmSouth Bank. (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.116	Reimbursement Promissory Note dated October 1, 2000 in the amount of $3,000,000 to AmSouth Bank from Registrant. (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.117	Second Amendment to Intercreditor Agreement among GMAC, AmSouth, Registrant and its subsidiaries (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).

10.118	Renewal Promissory Note dated October 1, 2000 in the amount of $3,500,000 to AmSouth Bank from Diversicare Management Services Co. (incorporated by

Exhibit
Number	Description of Exhibits

reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.119	Renewal Promissory Note dated October 1, 2000 in the amount of $9,412,383.87 to AmSouth Bank from Diversicare Assisted Living Services NC, LLC. (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.120	Renewal Promissory Note dated October 1, 2000 in the amount of $4,500,000 made payable to AmSouth Bank from Diversicare Management Services Co. (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.121	Termination, Assignment and Release Agreement dated as of the 30th day of September, 2001 and is by and among (i) Counsel Nursing Properties, Inc. and Counsel Corporation, (ii) Diversicare Leasing Corp. and Advocat Inc., and (iii) Omega Healthcare Investors, Inc, OHI Sunshine, Inc. and Sterling Acquisition Corp. (incorporated by reference to Exhibit 10.124 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.122	Revenue Sharing Agreement as of the 30 day of September, 2001, by and among Advocat Inc., Diversicare Leasing Corp., Omega Healthcare Investors, Inc. and OHI Sunshine, Inc. (incorporated by reference to Exhibit 10.125 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.123	First Amendment to Consolidated Amended and Restated Master lease dated September 30, 2001 by and between Srerling Acquisition Corp and Diversicare Leasing Corporation. (incorporated by reference to Exhibit 10.126 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.124	Lease Termination and Operations Transfer Agreement dated the 31st day of March, 2002 by and between (i) Diversicare Assisted Living Services NC, LLC, a Tennessee limited liability company and Advocat Inc., a Delaware corporation, and (ii) Pierce Management Group First Partnership, a North Carolina general partnership, Pierce Management Group Fifth Partnership, a North Carolina general partnership, Pierce, Pierce And Hall, a North Carolina general partnership, Guy S. Pierce, individually, A. Steve Pierce and wife Mary Lou Pierce and A. Steve Pierce, individually. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

10.125	Lease Termination and Operations Transfer Agreement made and entered into as of the 31st day of March, 2002 by and between (i) Diversicare Assisted Living

Exhibit
Number	Description of Exhibits

Services, Inc., a Tennessee corporation, and (ii) Guy S. Pierce, an individual, and any person or entity to whom the Agreement is assigned in accordance with Section 17 thereof. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.126	First Amendment to Lease Termination and Operations Transfer Agreement made and entered into as of the 31st day of May, 2002 by and between (i) Diversicare Assisted Living Services, Inc., a Tennessee corporation and Diversicare Assisted Living Services NC, LLC, a Tennessee limited liability company and (ii) Guy S. Pierce, an individual. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.127	Mutual Separation Agreement dated as of October 18, 2002, by and among Advocat Inc., a Delaware corporation, and Charles W Birkett, M.D. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.128	Mutual Separation Agreement dated as of October 18, 2002, by and among Advocat Inc., a Delaware corporation and Charles Rinne. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.129	Purchase and Sale Agreement dated as of the 25th day of July, 2002 by and between Diversicare Leasing Corp. and Sterling Healthcare, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.130	Second Amendment to Loan Agreement dated as of October 1, 2002, by and between Diversicare Assisted Living Services NC II, LLC, and GMAC Commercial Mortgage Corporation. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.131	Second Amendment to Loan Agreement dated as of October 1, 2002, by and between Diversicare Assisted Living Services NC I, LLC, and GMAC Commercial Mortgage Corporation. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.132	Second Amendment to Promissory Note dated as of the 1st day of October, 2002, by and between Diversicare Assisted Living Services NC I, LLC, and GMAC Commercial Mortgage Corporation. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

Exhibit
Number	Description of Exhibits

10.133	Second Amendment to Promissory Note dated as of the 1st day of October, 2002, by and between Diversicare Assisted Living Services NC II, LLC, and GMAC Commercial Mortgage Corporation. (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.134	Renewal Reimbursement Promissory Note dated December 15, 2002 from the Company to AmSouth Bank.

10.135	Second Amendment to Master Amendment to Loan Documents and Agreement by and between AmSouth Bank, the Company, Diversicare Management Services and other subsidiaries of the Company.

10.136	Second Amendment dated December 15, 2002 to Renewal Promissory Note by and among Am South Bank and Diversicare Assisted Living Services, NC, LLC.

10.137	Second Amendment to Renewal Promissory Note (Overline Facility) by and among AmSouth Bank and Diversicare Management Services, Co.

10.138	Reduced and modified Renewal Revolving Promissory Note dated December 15, 2002 from Diversicare Management Services Co. to AmSouth Bank.

10.139	Seventh Amendment to Promissory Note dated as of the 23rd day of December, 2002, by Diversicare Afton Oaks, LLC and GMAC Commercial Mortgage Corporation.

10.140	Amendment to Deed of Trust and Security Agreement dated as of the 23rd day of December, 2002, by and between Diversicare Afton Oaks, LLC and GMAC Commercial Mortgage Corporation.

21	Subsidiaries of the Registrant.

23.1	Consent of BDO Seidman, LLP.

23.2	Explanation Concerning Absence of Current Written Consent of Arthur Andersen LLP.

