Form 10-Q
period 2003-03-31
ADVOCAT INC
filed 2003-05-14
CIK 919956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

CHECK ONE:

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from __________ to __________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]   No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes [  ]    No [X]

5,493,287

(Outstanding shares of the issuer’s common stock as of May 8, 2003)

Part I. FINANCIAL INFORMATION
INTERIM CONSOLIDATED BALANCE SHEETS
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
PART II — OTHER INFORMATION
SIGNATURES
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
EX-10.1 AMENDED EMPLOYMENT AGREEMENT W COUNCIL III
EX-10.2 AMENDMENT 3 LOAN AGREEMENT 01/01/03
EX-10.3 AMENDMENT 4 PROMISSORY NOTE 01/01/03
EX-10.4 AMENDMENT 4 PROMISSORY NOTE 01/01/03
EX-10.5 AMENDMENT 3 LOAN AGREEMENT 01/01/03
EX-99.1 SARBANES CEO CERTIFICATION
EX-99.2 SARBANES CFO CERTIFICATION

Part I.     FINANCIAL INFORMATION

ITEM 1   –   FINANCIAL STATEMENTS

ADVOCAT INC.

INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2003	2002

	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$7,365	$7,720
Restricted cash	1,252	1,252
Receivables, less allowance for doubtful accounts of $2,454 and $2,215, respectively	13,486	13,268
Inventories	502	500
Prepaid expenses and other assets	1,760	1,505

Total current assets	24,365	24,245

PROPERTY AND EQUIPMENT, at cost	94,234	92,499
Less accumulated depreciation	(34,901)	(33,428)

Property and equipment, net	59,333	59,071

OTHER ASSETS:
Deferred financing and other costs, net	418	416
Deferred lease costs, net	1,525	1,577
Assets held for sale or redevelopment	180	200
Investments in and receivables from joint ventures	2,452	2,179
Other	1,137	1,183

Total other assets	5,712	5,555

	$89,410	$88,871

(Continued)

ADVOCAT INC.

INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)
(continued)

	March 31,	December 31,
	2003	2002

	(unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt	$9,208	$12,677
Short-term debt	44,428	41,367
Trade accounts payable	7,413	7,600
Accrued expenses:
Payroll and employee benefits	6,895	6,962
Interest	168	192
Current portion of self-insurance reserves	9,863	9,017
Other current liabilities	4,653	5,275

Total current liabilities	82,628	83,090

NONCURRENT LIABILITIES:
Long-term debt, less current portion	5,688	5,370
Self-insurance reserves, less current portion	29,464	26,724
Other noncurrent liabilities	3,892	3,657

Total noncurrent liabilities	39,044	35,751

COMMITMENTS AND CONTINGENCIES
SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK
Authorized 600,000 shares, $.10 par value, 393,658 shares issued and outstanding at redemption value	3,925	3,858

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock, authorized 400,000 shares, $.10 par value, none issued and outstanding	—	—
Common stock, authorized 20,000,000 shares, $.01 par value, 5,493,000 issued and outstanding	55	55
Paid-in capital	15,908	15,908
Accumulated deficit	(52,150)	(49,791)

Total shareholders’ deficit	(36,187)	(33,828)

	$89,410	$88,871

The accompanying notes are an integral part of these interim consolidated balance sheets.

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts, and unaudited)

	Three Months Ended March 31,

	2003	2002

REVENUES:
Patient revenues, net	$40,974	$40,621
Resident revenues	5,894	10,179
Management fees	775	679
Equity in joint venture income	64	70
Interest	58	25

Net revenues	47,765	51,574

EXPENSES:
Operating	41,434	43,728
Lease	3,806	5,180
General and administrative	3,208	3,159
Interest	890	1,034
Depreciation and amortization	1,376	1,383

Total expenses	50,714	54,484

LOSS BEFORE INCOME TAXES	(2,949)	(2,910)
PROVISION FOR INCOME TAXES	130	93

NET LOSS	(3,079)	(3,003)
PREFERRED STOCK DIVIDENDS, ACCRUED BUT NOT PAID	67	58

NET LOSS FOR COMMON STOCK	$(3,146)	$(3,061)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Basic	$(0.57)	$(0.56)

Diluted	$(0.57)	$(0.56)

WEIGHTED AVERAGE SHARES:
Basic	5,493	5,493

Diluted	5,493	5,493

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands and unaudited)

	Three Months Ended
	March 31,

	2003	2002

NET LOSS FOR COMMON STOCK	$(3,146)	$(3,061)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	1,248	(95)
Income tax (provision) benefit	(460)	35

	788	(60)

COMPREHENSIVE LOSS	$(2,358)	$(3,121)

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands and unaudited)

	Three Months Ended March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,079)	$(3,003)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,376	1,367
Amortization	—	16
Provision for doubtful accounts	379	752
Provision for self insured professional liability	4,125	4,838
Equity earnings in joint ventures	(64)	(70)
Amortization of deferred balances	95	132
Amortization of discount on non-interest bearing promissory note	—	11
Provision for leases in excess of cash payments	225	369
Changes in other assets and liabilities affecting operating activities:
Receivables, net	(577)	1,005
Inventories	(2)	13
Prepaid expenses and other assets	(255)	1,020
Trade accounts payable and accrued expenses	(1,362)	(3,068)

Net cash provided by operating activities	861	3,382

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(916)	(1,348)
Mortgages receivable, net	21	15
Deposits and other deferred balances	(13)	—
Investment in and advances to joint ventures, net	(52)	61

Net cash used in investing activities	(960)	(1,272)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(635)	(490)
Net proceeds from (repayment of) bank line of credit	153	(2,812)
Financing costs	(27)	(27)

Net cash used in financing activities	(509)	(3,329)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	253	—

(Continued)

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)
(continued)

	Three Months Ended March 31,

	2003	2002

DECREASE IN CASH AND CASH EQUIVALENTS	$(355)	$(1,219)
CASH AND CASH EQUIVALENTS, beginning of period	7,720	3,426

CASH AND CASH EQUIVALENTS, end of period	$7,365	$2,207

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$802	$852

Cash payments of income taxes, net	$74	$—

NON-CASH TRANSACTIONS:

During the three month periods ended March 31, 2003 and 2002, the Company accrued, but did not pay, Preferred Stock dividends of $67,000 and $58,000, respectively.

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

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

As of March 31, 2003, the Company operates 98 facilities, consisting of 62 nursing homes with 7,138 licensed beds and 36 assisted living facilities with 3,499 units. The Company owns 12 nursing homes, leases 34 others, and manages 16 nursing homes. The Company owns 16 assisted living facilities, leases eight others, and manages the remaining 12 assisted living facilities. The Company holds a minority interest in six of these managed assisted living facilities. The Company operates 48 nursing homes and 16 assisted living facilities in the United States and 14 nursing homes and 20 assisted living facilities in Canada. The Company operates facilities in Alabama, Arkansas, Florida, Kentucky, North Carolina, Ohio, South Carolina, Tennessee, Texas, West Virginia and the Canadian provinces of Alberta, British Columbia and Ontario.

Effective April 30, 2002, the Company entered into a Lease Termination and Operations Transfer Agreement (the “Pierce Agreement”) with Pierce Management Group and related persons (collectively, “Pierce”), pursuant to which the 13 leases with the former principal owners or affiliates of Pierce were terminated. Effective May 31, 2002, the leases on two additional assisted living facilities were assumed by Pierce. As a result, the Company was relieved of its future obligations with respect to these 15 leases. Effective June 30, 2002, the Company terminated the lease on one additional assisted living facility. The Company is in a dispute with the owner of this property which will be the subject of an arbitration hearing currently scheduled in June 2003. The Company has accrued for the estimated costs associated with this arbitration hearing. The Company asserts that it was entitled to terminate the lease as a result of the landlord’s failure to correct construction defects at the facility. The Company seeks return of its $285,000 security deposit and cancellation of a $200,000 letter of credit. The landlord has asserted claims against the Company for unpaid rents, taxes and operating losses in the amount of $1.4 million. The Company incurred lease termination charges of approximately $750,000 in 2002, consisting of the remaining net book value of these 16 facilities and costs of completing the transactions. The Company is currently negotiating to terminate the lease of the remaining leased assisted living facility in the United States, but cannot predict whether these negotiations will be successful.

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

2.       BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The interim consolidated financial statements for the three month periods ended March 31, 2003 and 2002, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all adjustments necessary to present fairly the financial position at March 31, 2003 and the results of operations for the three month periods ended March 31, 2003 and 2002, and the cash flows for the three month periods ended March 31, 2003 and 2002.

The results of operations for the three month periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the entire respective years. These interim consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

The accompanying consolidated financial statements have been prepared assuming that Advocat will continue as a going concern. The Company has incurred operating losses in the three month period ended March 31, 2003 and the years ended December 31, 2002, 2001 and 2000 and has limited resources available to meet its operating, capital expenditure and debt service requirements during 2003. The Company has a net working capital deficit of $58.3 million as of March 31, 2003. The Company has $44.8 million of scheduled debt maturities (including short term debt and current portions of long term debt) during the next twelve months, and is in default of certain debt covenants contained in debt agreements. Beginning October 1, 2002, the Company’s Medicare reimbursements were reduced by approximately $368,000 per month as a result of the expiration of legislation that temporarily increased Medicare reimbursement. Effective March 9, 2001, the Company also obtained professional liability insurance coverage that, based on historical claims experience, could be substantially less than the claims that could be incurred during 2001, 2002 and 2003 and is less than the coverage required by certain of the Company’s debt and lease agreements. The ultimate payments on professional liability claims accrued as of March 31, 2003 and claims that could be incurred during the remainder of 2003 could require cash resources during 2003 that would be in excess of the Company’s available cash or other resources. The Company is also not in compliance with certain lease and debt agreements, including financial covenants, insurance requirements and other obligations, that allow the Company’s primary lessor certain rights as discussed below and allows the holders of substantially all of the Company’s debt to demand immediate repayment. Although the Company does not anticipate that such demands will be made, the continued forbearance on the part of the Company’s lenders cannot be assured at this time. Accordingly, the Company has classified the related debt principal amounts as current liabilities in the accompanying consolidated financial statements as of March 31, 2003. Given that events of default exist under the Company’s working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances. Events of default under the Company’s debt agreements could lead to additional events of default under the Company’s lease agreements covering a majority of its United States nursing facilities. A default in the related lease agreements allows the lessor the right to terminate the lease agreements and assume operating rights with respect to the leased properties. The net book value of property and equipment, including leasehold improvements, related to these facilities total approximately $4.5 million as of March 31, 2003. A default in these lease agreements also allows the holder of the Series B Redeemable Convertible Preferred Stock the right to require the Company to redeem such stock. At a minimum, the Company’s cash requirements during 2003 and 2004 include funding operations (including potential payments related to professional liability claims), capital expenditures, scheduled debt service, and working capital requirements. No assurance can be given that the Company will have sufficient cash to meet these requirements. The independent accountants’ report on the Company’s financial statements at December 31, 2002 included an explanatory paragraph concerning the Company’s ability to continue as a going concern.

The majority of the Company’s lenders have the right to force immediate payment of outstanding debt. If the Company’s lenders force immediate repayment, the Company would not be able to repay the related debt outstanding. The Company’s scheduled debt maturities during the next twelve months total $44.8 million. The Company’s management has implemented a plan to enhance revenues related to the operations of the Company’s nursing homes and assisted living facilities. Management is focused on increasing the occupancy in its nursing homes and assisted living facilities through an increased emphasis on attracting and retaining patients and residents. Management is also focused on minimizing future expense increases through the elimination of excess operating costs. Management will also attempt to minimize professional liability claims in future periods by vigorously defending itself against all such claims and through the additional supervision and training of staff employees. The Company is unable to predict if it will be successful in enhancing revenues, reducing operating losses, in negotiating waivers, amendments, or refinancings of outstanding debt, or if the Company will be able to meet any amended financial covenants in the future. Regardless of the effectiveness of management’s efforts, any demands for repayment by lenders, the inability to obtain waivers or refinance the related debt, or the termination of lease agreements would have a material adverse impact on the financial position, results of operations and cash flows of the Company. If the Company is unable to generate sufficient cash flow from its operations or successfully negotiate debt or lease amendments, the Company may have to explore a variety of other options, including but not limited to other sources of equity or debt financings, asset dispositions, or relief under the United States Bankruptcy Code. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

3.       INSURANCE MATTERS

The entire long-term care profession in the United States has experienced a dramatic increase in claims related to alleged negligence in providing care to its patients — the Company is no exception in this regard. As a result, the Company has numerous liability claims and disputes outstanding for professional liability and other related issues. As of March 31, 2003, the Company is engaged in 60 professional liability lawsuits, including 17, 22, and 5 in the states of Florida, Arkansas and Texas, respectively. On June 22, 2001, a jury in Mena, Arkansas issued a verdict in a professional liability lawsuit against the Company totaling $78.425 million. The Company appealed this verdict to the

Arkansas Supreme Court in a hearing that took place March 13, 2003. On May 1, 2003, the Arkansas Supreme Court issued a decision on the Company’s appeal, reducing the damages to $26.425 million, plus interest from the date of the original verdict. The plaintiffs have 18 days to accept the reduced judgment. Otherwise, the case will be reversed and remanded for a new trial. The Company has not yet made any decision regarding whether it will seek to obtain review of the opinion by the United States Supreme Court or take other available legal action with respect to this case. If the reduced judgment is accepted by the plaintiffs, the Company believes the settlement amount will be within the Company’s insurance coverage. The Company and its subsidiaries carry professional liability insurance up to certain limits for coverage of such claims. However, due to the increasing cost of claims against the Company and throughout the long-term care industry, the Company’s professional liability insurance premiums and deductible amounts increased substantially and coverage limits have decreased substantially during 1999 through 2002 and continuing for policy year 2003.

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

In Canada, the Company’s professional liability claims experience and associated costs has been dramatically less than that in the United States. The Canadian facilities owned or leased by the Company are self-insured for the first $3,000 ($5,000 Canadian) per occurrence. The Company’s aggregate primary coverage limit with respect to Canadian operations is $1,359,000 ($2,000,000 Canadian). The Company also maintains a $3,398,000 ($5,000,000 Canadian) aggregate umbrella policy for claims in excess of the foregoing limits for these facilities.

The Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $37,175,000 as of March 31, 2003. Such liabilities include estimates of legal costs. The Company believes that the $26.425 million monetary judgment in the professional liability lawsuit in Mena, Arkansas, will be covered by insurance pursuant to the 1997 and 1998 insurance programs. Based on the expected insurance coverage, the judgment amount has not been accrued. However, the ultimate results of the Company’s professional liability claims and disputes are unknown at the present time.

In addition, the payment of professional liability claims by the Company’s insurance carriers is dependent upon the financial solvency of the individual carriers. The Company is aware that two of its insurance carriers providing coverage for prior years claims have either been declared insolvent or are currently under rehabilitation proceedings. Any future judgments or settlements above the Company’s per occurrence, per location or umbrella coverage or not covered by insurance due to the insolvency of the insurance carrier could have a material adverse impact on the Company’s financial position, cash flows and results of operations. In addition, the ultimate payment of professional liability claims accrued as of March 31, 2003 and claims that could be incurred during 2003 could require cash resources during 2003 that would be in excess of the Company’s available cash or other resources. These potential future payments could have a material adverse impact on the Company’s financial position and cash flows.

With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. Prior to that time, the Company was self-insured for the first $250,000, on a per claim basis, for workers’ compensation claims in a majority of its United States nursing facilities. However, the insurance carrier providing coverage above the Company’s self insured retention has been declared insolvent by the applicable state insurance agency. As a result, the Company is completely self insured for workers compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. Effective July 1, 2002, the Company entered into a “high deductible” workers compensation insurance program covering the majority of the Company’s United States employees. Under the high deductible policy, the Company is self insured for the first $25,000 per claim, subject to an aggregate maximum of out of pocket cost of $1,600,000 for the 12 month policy period. The Company has a letter of credit of $1,252,000 securing its self insurance obligations under this program. The letter of credit is secured by a certificate of deposit of $1,252,000, which is reflected as “restricted cash” in the accompanying balance sheet. The reserve for the high deductible policy is based on known claims incurred and an estimate of incurred but not reported claims determined by an analysis of historical claims incurred. The Company has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate. The liability recorded by the Company for its obligations under these plans is $1,368,000 as of March 31, 2003. The differences between actual settlements and reserves are included in expense in the year finalized.

The Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $784,000 at March 31, 2003. The differences between actual settlements and reserves are included in expense in the year finalized.

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

	Three Months Ended March 31,

	2003	2002

	(in thousands)
Foreign currency items:
Beginning balance	$(872)	$(935)
Current period change, net of income tax	788	(60)

Ending balance	$(84)	$(995)

Positive amounts represent unrealized gains and negative amounts represent unrealized losses.

5.       STOCK-BASED COMPENSATION

SFAS No. 123, “Accounting for Stock-Based Compensation” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related Interpretations (all herein referred to as “APB No. 25”). Under APB No. 25, no compensation cost related to stock options has been recognized because all options are issued with exercise prices equal to the fair market value at the date of grant. Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s net loss for common stock and net loss per common share would have been increased to the following pro forma amounts:

	Three Months Ended March 31

	2003	2002

	(in thousands, except per share amounts)
Net loss for common stock, as reported	$(3,146)	$(3,061)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7)	(6)

Pro forma net loss	$(3,153)	$(3,067)

Basic and diluted net loss per common share:
As reported	$(0.57)	$(0.56)

Pro forma	$(0.57)	$(0.56)

6.       RECLASSIFICATIONS

Certain amounts in the 2002 interim financial statements have been reclassified to conform with the 2003 presentation.

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

	Three Months Ended March 31,

	2003	2002

	(in thousands)
Net revenues:
U.S. nursing homes	$39,968	$39,853
U.S. assisted living facilities	3,233	7,830
Canadian operation	4,557	3,889
Corporate	7	2

Total	$47,765	$51,574

Depreciation and amortization:
U.S. nursing homes	$822	$827
U.S. assisted living facilities	391	419
Canadian operation	145	120
Corporate	18	17

Total	$1,376	$1,383

Operating income (loss):
U.S. nursing homes	$(2,210)	$(2,104)
U.S. assisted living facilities	(637)	(492)
Canadian operation	548	412
Corporate	(650)	(726)

Total	$(2,949)	$(2,910)

	March 31,	December 31,
	2003	2002

Long-lived assets:
U.S. nursing homes	$24,369	$24,745
U.S. assisted living facilities	26,620	26,760
Canadian operation	13,477	12,525
Corporate	579	596

Total	$65,045	$64,626

Total assets:
U.S. nursing homes	$60,267	$59,469
U.S. assisted living facilities	27,039	27,132
Canadian operation	21,584	20,011
Corporate	2,295	3,061
Eliminations	(21,775)	(20,802)

Total	$89,410	$88,871

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

As of March 31, 2003, the Company operates 98 facilities, consisting of 62 nursing homes with 7,138 licensed beds and 36 assisted living facilities with 3,499 units. The Company owns 12 nursing homes, leases 34 others, and manages 16 nursing homes. The Company owns 16 assisted living facilities, leases eight others, and manages the remaining 12 assisted living facilities. The Company holds a minority interest in six of these managed assisted living facilities. The Company operates 48 nursing homes and 16 assisted living facilities in the United States and 14 nursing homes and 20 assisted living facilities in Canada. The Company operates facilities in Alabama, Arkansas, Florida, Kentucky, North Carolina, Ohio, South Carolina, Tennessee, Texas, West Virginia and the Canadian provinces of Alberta, British Columbia and Ontario.

Effective April 30, 2002, the Company entered into a Lease Termination and Operations Transfer Agreement (the “Pierce Agreement”) with Pierce Management Group and related persons (collectively, “Pierce”), pursuant to which the 13 leases with the former principal owners or affiliates of Pierce were terminated. Effective May 31, 2002, the leases on two additional assisted living facilities were assumed by Pierce. As a result, the Company was relieved of its future obligations with respect to these 15 leases. Effective June 30, 2002, the Company terminated the lease on one additional assisted living facility. The Company is in a dispute with the owner of this property which will be the subject of an arbitration hearing currently scheduled in June 2003. The Company has accrued for the estimated costs associated with this arbitration hearing. The Company asserts that it was entitled to terminate the lease as a result of the landlord’s failure to correct construction defects at the facility. The Company seeks return of its $285,000 security deposit and cancellation of a $200,000 letter of credit. The landlord has asserted claims against the Company for unpaid rents, taxes and operating losses in the amount of $1.4 million. The Company incurred lease termination charges of approximately $750,000 in 2002, consisting of the remaining net book value of these 16 facilities and costs of completing the transactions. The Company is currently negotiating to terminate the lease of the remaining leased assisted living facility in the United States, but cannot predict whether these negotiations will be successful.

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

Management Fees

Under its management agreements, the Company has responsibility for the day-to-day operation and management of each of its managed facilities. The Company typically receives a base management fee ranging generally from 3.5% to 6.0% of net revenues of each managed facility. The Company has the potential to earn incentive management fees over its base management fees in certain instances. The Company records revenues associates with management services on an accrual basis as the services are provided. Other than certain corporate and regional overhead costs, the services provided at the facility are at the facility owner’s expense. The facility owner is also obligated to pay for all required capital expenditures. The Company generally is not required to advance funds to the owner. Other than with respect to facilities managed during insolvency or receivership situations, the Company’s management fees are generally subordinated to the debt payments of the facilities it manages. In instances in which management fees are subordinated to debt payments, the Company recognizes revenues when services are performed based on the probability of collection.

Allowance for Doubtful Accounts

The Company’s allowance for doubtful accounts is estimated utilizing current agings of accounts receivable, historical collections data and other factors. Management monitors these factors and determines the estimated provision for doubtful accounts. Historical bad debts have resulted from uncollectible private balances, some uncollectible coinsurance and deductibles and other factors. Receivables that are deemed to be uncollectible are written off. The allowance for doubtful accounts is assessed on a quarterly basis with changes in estimated losses being recorded in the consolidated statements of operations in the period identified.

Self-Insurance Reserves

Self insurance reserves primarily represent the accrual for self insured risks associated with general and professional liability claims, employee health insurance and workers compensation. The self insurance reserves include a liability for reported claims and estimates for incurred but unreported claims. The Company’s policy with respect to a significant portion of the general and professional liability claims is to use an actuary to support the estimates recorded for the development of known claims and incurred but unreported claims. The Company’s health insurance reserve is based on known claims incurred and an estimate of incurred but unreported claims determined by an analysis of historical claims paid. The Company’s workers compensation reserve related to periods of self insurance prior to May 1997 and a high deductible policy issued July 1, 2002 covering most of the Company’s employees in the United States. The reserve for workers compensation self insurance prior to May 1997 consists only of known claims incurred and the reserve is based on an estimate of the future costs to be incurred for the known claims. The reserve for the high deductible policy issued July 1, 2002 is based on known claims incurred and an estimate of incurred but not reported claims determined by an analysis of historical claims incurred. Expected insurance coverages are reflected as a reduction of the reserves. The self insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Professional liability claims are inherently uncertain and actual results could differ from estimates and cause the Company’s reported net income to vary significantly from period to period. The long-term care industry has seen a significant increase in claims based on alleged negligence by nursing homes and their employees in providing care to residents. As of March 31, 2003, the Company is the defendant in 60 such claims inclusive of years 1994 through 2003. This litigation will take many years to complete and additional claims which are as yet unasserted will likely arise. Based on historical claims experience, it is likely that these claims plus unasserted claims will exceed the Company’s insurance coverage, and it is possible that these claims plus unasserted claims could exceed the Company’s reserves, which would have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

Although refinements resulting from the BBRA and the BIPA have been well received by the United States nursing home industry, it is the Company’s belief that the resulting revenue enhancements are still significantly less than the losses sustained by the industry due to the BBA. Current levels of or further reductions in government spending for long-term health care would continue to have an adverse effect on the operating results and cash flows of the Company. The Company will attempt to maximize the revenues available from governmental sources within the changes that have occurred and will continue to occur under the BBA. In addition, the Company will attempt to increase revenues from non-governmental sources, to the extent capital is available to do so, if at all.

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

During 2002, 2001 and 2000, the Company experienced certain adverse regulatory actions with respect to certain facilities, including a decertification from the Medicare and Medicaid programs during 2000. The Company also experiences the increased regulatory scrutiny that can result in fines and penalties.

Self-Insurance Reserves

During the past five years, the long-term care profession in the United States has experienced a dramatic increase in claims related to alleged negligence in providing care to its patients — the Company is no exception in this regard. As a result, the Company has numerous liability claims and disputes outstanding for professional liability and other related issues. As of March 31, 2003, the Company is engaged in 60 professional liability lawsuits, including 17, 22, and 5 in the states of Florida, Arkansas and Texas, respectively. On June 22, 2001, a jury in Mena, Arkansas issued a verdict in a professional liability lawsuit against the Company totaling $78.425 million. The Company appealed the verdict to the Arkansas Supreme Court in a hearing that took place March 13, 2003. On May 1, 2003, the Arkansas Supreme Court issued a decision on the Company’s appeal, reducing the damages to $26.425 million, plus interest from the date of the original verdict. The plaintiffs have 18 days to accept the reduced judgment. Otherwise, the case will be reversed and remanded for a new trial. The Company has not yet made any decision regarding whether it will seek to obtain review of the opinion by the United States Supreme Court or take other available legal action with respect to this case. If the reduced judgment is accepted by the plaintiffs, the Company believes the settlement amount will be within the Company’s insurance coverage. The Company and its subsidiaries carry professional liability insurance up to certain limits for coverage of such claims. However, the insurance coverage limits available to the Company has declined significantly beginning in 1999. Based on the insurance coverage in effect at the time of the Mena claim, the verdict amount has not been accrued. However, due to the increasing cost of claims against the both Company and throughout the long-term care profession in general, the Company’s professional liability insurance premiums and deductible amounts increased substantially and insurance coverage limits decreased substantially during 1999 through 2002 and continuing for policy year 2003.

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

In Canada, the Company’s professional liability claims experience and associated costs has been dramatically less than that in the United States. The Canadian facilities owned or leased by the Company are self-insured for the first $3,000 ($5,000 Canadian) per occurrence. The Company’s aggregate primary coverage limit with respect to Canadian operations is $1,359,000 ($2,000,000 Canadian). The Company also maintains a $3,398,000 ($5,000,000 Canadian) aggregate umbrella policy for claims in excess of the foregoing limits for these facilities.

The Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $37,175,000 as of March 31, 2003. Such liabilities include estimates of legal costs. The Company believes that the $26.425 million monetary judgment in the professional liability lawsuit in Mena, Arkansas, will be covered by insurance pursuant to the 1997 and 1998 insurance programs. Based on the insurance coverage in effect at the time of the Mena claim, the verdict amount has not been accrued. The ultimate results of the Company’s professional liability claims and disputes are unknown at the present time.

In addition, the payment of professional liability claims by the Company’s insurance carriers is dependent upon the financial solvency of the individual carriers. The Company is aware that two of its insurance carriers providing coverage for prior years claims have either been declared insolvent or are currently under rehabilitation proceedings. Any future judgments or settlements above the Company’s per occurrence, per location or umbrella coverage or not covered by insurance due to the insolvency of the insurance carrier could have a material adverse impact on the Company’s financial position, cash flows and results of operations. In addition, the ultimate payment of professional liability claims accrued as of March 31, 2003 and claims that could be incurred during 2003 could require cash resources during 2003 that would be in excess of the Company’s available cash or other resources. These potential future payments could have a material adverse impact on the Company’s financial position and cash flows.

With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. Prior to that time, the Company was self-insured for the first $250,000, on a per claim basis, for workers’ compensation claims in a majority of its United States nursing facilities. However, the insurance carrier providing coverage above the Company’s self insured retention has been declared insolvent by the applicable state insurance agency. As a result, the Company is completely self insured for workers compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. Effective July 1, 2002, the Company entered into a “high deductible” workers compensation insurance program covering the majority of the Company’s United States employees. Under the high deductible policy, the Company is self insured for the first $25,000 per claim, subject to an aggregate maximum out of pocket cost of $1,600,000 for the 12 month policy period. The Company has a letter of credit of $1,252,000 securing its self insured obligations under this program. The letter of credit is secured by a certificate of deposit of $1,252,000, which is reflected as “restricted cash” in the accompanying balance sheet. The reserve for the high deductible policy is based on known claims incurred and an estimate of incurred but not reported claims determined by an analysis of historical claims incurred. The liability recorded by the Company for its obligations under these plans is $1,368,000 as of March 31, 2003. The difference between actual settlements and reserves are included in expense in the year finalized.

The Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $784,000 at March 31, 2003. The differences between actual settlements and reserves are included in expense in the year finalized.

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

Recently, government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of fraud and abuse statutes and regulations. Violations of these laws and regulations could result in exclusion from government health care programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time. The Company is currently subject to certain ongoing investigations, as described in Part 2., Other Information — Item 1., Legal Proceedings.

During 2002 and 2001, the Company also experienced the increased regulatory scrutiny that has been exerted on the industry in the form of increased fines and penalties. During 2000, one of the Company’s facilities in Texas was decertified from the Medicaid and Medicare programs.

Contractual Obligations and Commercial Commitments

The Company has certain contractual obligations as of March 31, 2003, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

		Less than	1 to 3	4 to 5	After
Contractual Obligations	Total	1 year	Years	Years	5 Years

Long-Term Debt	$14,896	$333	$1,700	$12,863	$0
Short-Term Debt	$44,428	$44,428	$0	$0	$0
Series B Preferred Stock	$3,925	$0	$0	$3,925	$0
Operating Leases	$257,590	$13,486	$27,063	$27,143	$189,898

The Company has employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.5 times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change of control of the Company (as defined). The maximum contingent liability under these agreements is approximately $1.7 million. In addition, upon the occurrence of any triggering event, certain executives may elect to require the Company to purchase options granted to them for a purchase price equal to the difference in the fair market value of the Company’s common stock at the date of termination versus the stated option exercise price. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by the employee or the Company.

A subsidiary of the Company has provided guarantees of certain cash flow deficiencies and quarterly return obligations of Diversicare VI Limited Partnership (“Diversicare VI”), which may obligate the subsidiary to make interest-free loans to Diversicare VI. Such cash flow obligations have never been called upon. There is no assurance that such loans will not be made or that if made, all or any portion of such loans to Diversicare VI will be repaid. These guarantees are not included in the table above due to uncertainty about the amount and timing of obligations under the guarantees.

Results of Operations

The following tables present the unaudited interim statements of operations and related data for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,

	2003	2002	Change	%

	(dollars in thousands)
REVENUES:
Patient revenues	$40,974	$40,621	$353	0.9
Resident revenues	5,894	10,179	(4,285)	(42.1)
Management fees	775	679	96	14.1
Equity in joint venture income	64	70	(6)	(8.6)
Interest	58	25	33	132.0

Net revenues	47,765	51,574	(3,809)	(7.4)

EXPENSES:
Operating	41,434	43,728	(2,294)	(5.2)
Lease	3,806	5,180	(1,374)	(26.5)
General and administrative	3,208	3,159	49	1.6
Interest	890	1,034	(144)	(13.9)
Depreciation and amortization	1,376	1,383	(7)	(0.5)

Total expenses	50,714	54,484	(3,370)	(6.9)

LOSS BEFORE INCOME TAXES	(2,949)	(2,910)	(39)	(1.3)
PROVISION FOR INCOME TAXES	130	93	37	39.8

NET LOSS	$(3,079)	$(3,003)	$(76)	(2.5)

Percentage of Net Revenues	Three Months Ended
	March 31,

	2003	2002

REVENUES:
Patient revenues	85.8%	78.8%
Resident revenues	12.3	19.7
Management fees	1.6	1.3
Equity in joint venture income	0.1	0.1
Interest	0.1	0.0

Net revenues	100.0%	100.0%

OPERATING EXPENSES:
Operating	86.7	84.8
Lease	8.0	10.0
General and administrative	6.7	6.1
Interest	1.9	2.0
Depreciation and amortization	2.9	2.7

Total expenses	106.2	105.6

LOSS BEFORE INCOME TAXES	(6.2)	(5.6)
PROVISION FOR INCOME TAXES	0.3	0.2

NET LOSS	(6.5)%	(5.8)%

Three Months Ended March 31, 2003 Compared With Three Months Ended March 31, 2002

The following discussion is significantly impacted by termination of leases on 16 assisted living properties during the second quarter of 2002 and the sale of one Florida nursing home in the fourth quarter of 2002 as discussed in the overview at the start of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenues. Net revenues decreased to $47.8 million in 2003 from $51.6 million in 2002, a decrease of $3.8 million, or 7.4%. Patient revenues increased to $41.0 million in 2003 from $40.6 million in 2002, an increase of $353,000, or 0.9%. The increase in patient revenues is due to increased Medicare utilization and increased Medicaid rates in certain states, partially offset by a 2.7% decline in census in 2003 as compared to 2002, the Florida nursing home sold in the fourth quarter in 2002 and the expiration of Medicare temporary payment increases effective October 1, 2002. As a percent of total census in the United States, Medicare days increased to 11.4% in 2003 from 9.8% in 2002. Medicare revenues were 24.8% of patient revenue in 2003 and 2002, while Medicaid and similar programs decreased to 62.9% from 63.0% in 2002.

Resident revenues decreased to $5.9 million in 2003 from $10.2 million in 2002, a decrease of $4.3 million, or 42.1%. This decline is primarily attributable to the assisted living facility lease terminations, which resulted in reduced revenue of approximately $4.5 million.

Ancillary service revenues, prior to contractual allowances, increased to $7.2 million in 2003 from $6.6 million in 2002, an increase of $0.6 million, or 9.0%. The increase is primarily attributable to increased Medicare census, partially offset by the Florida nursing home sold in the fourth quarter of 2002 and reductions in revenue availability under Medicare, and is consistent with the Company’s expectations. Although the $1,590 per patient annual ceiling on physical, speech and occupational therapy services had been lifted for a two year period, the limitation is currently scheduled to become effective in July 2003. The ultimate effect on the Company’s operations cannot be predicted at this time because the extent and composition of the ancillary cost limitations are subject to change.

Management fee revenue increased to $775,000 in 2003 from $679,000 in 2002, an increase of $96,000, or 14.1%. A management contract covering four nursing facilities includes a defined calculation of the “priority of distribution,” which determines the amount of management fees which may be earned by the Company. The Company’s management fee is the lesser of 6% of facility revenues or the amount determined by the priority of distribution calculation. The increase in management fee revenue is as a result of increased occupancy in one of the managed nursing homes.

Operating Expense. Operating expense decreased to $41.4 million in 2003 from $43.7 million in 2002, a decrease of $2.3 million, or 5.2%. As a percent of patient and resident revenues, operating expense increased to 88.4% in 2003 from 86.1% in 2002. The decrease in operating expenses is primarily attributable to reductions in bad debt expense, regulatory fines and penalties, professional liability expense, the assisted living lease terminations and the sale of a Florida nursing home. Partially offsetting these decreases are cost increases related to wages and workers compensation insurance costs. The largest component of operating expenses is wages, which decreased to $21.1 million in 2003 from $22.3 million in 2002, a decrease of $1.2 million, or 5.6%. This decrease is primarily attributable to reduced costs associated with reduced Medicaid census, the sale of a Florida nursing home and the assisted living lease terminations. Partially offsetting this decrease, the Company experienced an increase in wages as a result of the increased Medicare census and competitive labor markets in most of the areas in which the Company operates. The Company’s professional liability costs for United States nursing homes and assisted living facilities, including insurance premiums and reserves for self-insured claims, decreased to $4.3 million in 2003 from $4.8 million in 2002, a decrease of $0.5 million, or 9.9%. The 2003 professional liability cost includes cash and non-cash charges recorded based on current actuarial reviews. The actuarial reviews include estimates of known claims and an estimate of claims that may have occurred, but have not yet been reported to the Company.

Lease Expense. Lease expense decreased to $3.8 million in 2003 from $5.2 million in 2002, a decrease of $1.4 million, or 26.5%. The decrease in lease expense is primarily attributable to the assisted living lease terminations.

General and Administrative Expense. General and administrative expense was approximately $3.2 million in both 2003 and 2002. As a percent of total net revenues, general and administrative expense increased to 6.7% in 2003 from 6.1% in 2002. This increase is attributable to the reduced revenues as a result of the lease terminations.

Interest Expense. Interest expense decreased to $0.9 million in 2003 from $1.0 million in 2002, a decrease of $144,000, or 13.9%. The decrease is attributable to interest rate reductions on the Company’s variable rate debt, reduced interest rates on bank debt refinanced in 2002 and a decrease in 2003 in the Company’s average outstanding debt balance.

Depreciation and Amortization. Depreciation and amortization expenses totaled approximately $1.4 million in both 2003 and 2002.

Loss Before Income Taxes; Net Loss for Common Stock; Net Loss Per Common Share. As a result of the above, the loss before income taxes was $2.9 million in both 2003 and 2002. The income tax provision in 2003 and 2002 relates to U.S. state and Canadian provincial taxes. After preferred stock dividends of $67,000 in 2003 and $58,000 in 2002, net loss for common stock was $3.1 million in both 2003 and 2002. The basic and diluted loss per share were $0.57 each in 2003 as compared to $0.56 each in 2002.

Liquidity and Capital Resources

At March 31, 2003, the Company had negative working capital of $58.3 million and a current ratio of 0.29, compared with negative working capital of $58.8 million and a current ratio of 0.29 at December 31, 2002. The Company has incurred losses during 2003, 2002, and 2001 and has limited resources available to meet its operating, capital expenditure and debt service requirements during 2003.

Certain of the Company’s debt agreements contain various financial covenants, the most restrictive of which relate to current ratio requirements, tangible net worth, cash flow, net income (loss), required insurance coverages, and limits on the payment of dividends to shareholders. As of March 31, 2003, the Company was not in compliance with certain of the financial covenants contained in the Company’s debt and lease agreements. The Company has not obtained waivers of the non-compliance. Cross-default or material adverse change provisions contained in the debt agreements allow the holders of substantially all of the Company’s debt to demand immediate repayment. The Company would not be able to repay this indebtedness if the applicable lenders demanded repayment. Although the Company does not anticipate that such demand will be made, the continued forbearance on the part of the Company’s lenders cannot be assured at this time. Given that events of default exist under the Company’s working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances.

As of March 31, 2003, the Company has $44.8 million of scheduled debt maturities that must be repaid or refinanced during the next twelve months. As a result of these maturities, covenant non-compliance and other cross-default provisions, the Company has classified a total of $53.6 million of debt as current liabilities as of March 31, 2003.

An event of default under the Company’s debt agreements could lead to actions by the lenders that could result in an event of default under the Company’s lease agreements covering a majority of its United States nursing facilities. Should such a default occur in the related lease agreements, the lessor would have the right to terminate the lease agreements and assume operating rights with respect to the leased properties. The net book value of property and equipment, including leasehold improvements, related to these facilities total approximately $4.5 million as of March 31, 2003. A default in these lease agreements would also give the holder of the Series B Redeemable Convertible Preferred Stock the right to require the Company to redeem those shares.

Beginning October 1, 2002, the Company’s Medicare reimbursement was reduced by an estimated $368,000 per month, as a result of the expiration of temporary add-on legislation (See “Medicare Reimbursement”). Management continues to focus on efforts to increase revenues and to minimize future expense increases through the elimination of excess operating costs. Management will also attempt to minimize professional liability claims in the future periods by vigorously defending the Company against all such claims and through the additional supervision and training of staff employees. The Company is unable to predict if it will be successful in reducing operating losses, in negotiating waivers, amendments, or refinancings of outstanding debt, or if the Company will be able to meet any amended financial covenants in the future. Any demands for repayment by lenders, the inability to obtain waivers or refinance the related debt, or the termination of the lease agreements would have a material adverse impact on the financial position, results of operations and cash flows of the Company. If the Company is unable to generate sufficient cash flow from its operations or successfully negotiate debt or lease amendments, the Company may have to explore a variety of other options, including but not limited to other sources of equity or debt financings, asset dispositions, or relief under the United States Bankruptcy Code. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern. The independent public accountant’s report on the Company’s financial statements at December 31, 2002 included a paragraph with regards to the uncertainties of the Company’s ability to continue as a going concern.

As of March 31, 2003, the Company had borrowings of $153,000 under its working capital line of credit. The total maximum outstanding balance of the working capital line of credit, including letters of credit outstanding, is $2,500,000. There are certain restrictions based on certain borrowing base restrictions. As of March 31, 2003, the Company had $200,000 of letters of credit outstanding with the same bank lender, which further reduce the maximum available amount outstanding under the working capital line of credit. As of March 31, 2003, the Company had total additional borrowing availability of $2,147,000 under its working capital line of credit. The working capital line of credit matures July 2003 with interest at either LIBOR plus 2.50% or the bank’s prime rate plus .50% (up to a maximum of 9.50%). Given the Company’s default under its credit facility, no assurance can be given that the bank will allow the Company to draw under its working capital line of credit. At a minimum, the Company’s cash requirements during the next twelve months include funding operations (including potential payments related to professional liability claims), capital expenditures, scheduled debt service, and working capital requirements. No assurance can be given that the Company will have sufficient cash to meet these requirements.

Effective March 9, 2001, the Company has obtained professional liability insurance coverage that, based on historical claims experience, could be substantially less than the claims that could be incurred during 2001, 2002 and 2003 and is less than the coverage required by certain of the Company’s debt and lease agreements. The ultimate payments on professional liability claims accrued as of March 31, 2003 and claims that could be incurred during 2003 could require cash resources during 2003 that would be in excess of the Company’s available cash or other resources.

Net cash provided by operating activities totaled $0.9 million and $3.4 million in 2003 and 2002, respectively. These amounts primarily represent the cash flows from net operations plus changes in non-cash components of operations and by working capital changes.

Net cash used in investing activities totaled $1.0 million and $1.3 million in 2003 and 2002, respectively. These amounts primarily represent purchases of property plant and equipment and investments in and advances to joint ventures. The Company has used between $2.4 million and $4.3 million for capital expenditures in the three calendar years ending December 31, 2002. Substantially all such expenditures were for facility improvements and equipment, which were financed principally through working capital. For the year ending December 31, 2003, the Company anticipates that capital expenditures for improvements and equipment for its existing facility operations will be approximately $4.0 million. During the three month periods ended March 31, 2003 and 2002, the Company received distributions from (advanced funds to) joint ventures in the amount of $(52,000) and $61,000, respectively. In general, the Company has been appointed as manager of the joint venture properties.

Net cash used in financing activities totaled $0.5 million and $3.3 million in the three month periods ended March 31, 2003 and 2002, respectively. The net cash used in financing activities primarily represents net proceeds from issuance and repayment of debt.

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

Accounts receivable attributable to the provision of patient and resident services at March 31, 2003 and December 31, 2002, totaled $14.8 million and $14.2 million, respectively, representing approximately 28 and 26 days in accounts receivable, respectively. Accounts receivable from the provision of management services were $262,000 and $475,000 at March 31, 2003 and December 31, 2002, respectively, representing approximately 30 and 61 days in accounts receivable, respectively. The allowance for bad debt was $2.5 million and $2.2 million at March 31, 2003 and December 31, 2002, respectively.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures — an amendment of FASB Statement No. 123.” SFAS 148 amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements of SFAS 148 effective December 2002. Because the Company accounts for stock-based compensation under the provisions of APB 25, the adoption of SFAS 148 is not expected to have a material effect on financial position or results of operations.

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

Forward-Looking Statements

The foregoing discussion and analysis provides information deemed by Management to be relevant to an assessment and understanding of the Company’s consolidated results of operations and its financial condition. This discussion and analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Certain statements made by or on behalf of the Company, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties including, but not limited to, changes in governmental reimbursement, government regulation and health care reforms, the increased cost of borrowing under the Company’s credit agreements, covenant waivers from the Company’s lenders, possible amendments to the Company’s credit agreements, ability to control ultimate professional liability costs, the impact of future licensing surveys, changing economic conditions as well as others. Investors also should refer to the risks identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as risks identified in the Company’s Form 10-K for the year ended December 31, 2001 for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, the Company can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, cautions investors not to place undue reliance on them. Actual results may differ materially from those described in such forward-looking statements. Such cautionary statements identify important factors that could cause the Company’s actual results to materially differ from those projected in forward-looking statements. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The chief market risk factor affecting the financial condition and operating results of the Company is interest rate risk. As of March 31, 2003, the Company had outstanding borrowings of approximately $59.3 million, including $22.6 million in fixed-rate borrowings and $36.7 million in variable-rate borrowings. In the event that interest rates were to change 1%, the impact on future cash flows would be approximately $367,000 annually, representing the impact of increased interest expense on variable rate debt.

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

ITEM 4.     CONTROLS AND PROCEDURES

The Company maintains a rigorous set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s principal executive and financial officer has evaluated the Company’s disclosure controls and procedures within 90 days prior to filing this Quarterly Report on Form 10-Q and has determined that such disclosure controls and procedures are effective. Subsequent to this evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

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

As of March 31, 2003, the Company is engaged in 60 professional liability lawsuits, including 17, 22, and 5 in the states of Florida, Arkansas and Texas, respectively. On June 22, 2001, a jury in Mena, Arkansas, issued a verdict in a professional liability lawsuit against the Company totaling $78.425 million. The Company appealed the verdict to the Arkansas Supreme Court in a hearing that took place March 13, 2003. On May 1, 2003, the Arkansas Supreme Court issued a decision on the Company’s appeal, reducing the damages to $26.425 million, plus interest from the date of the original verdict. The plaintiffs have 18 days to accept the reduced judgment. Otherwise, the case will be reversed and remanded for a new trial. The Company has not yet made any decision regarding whether it will seek to obtain review of the opinion by the United States Supreme Court or take other available legal action with respect to this case. If the reduced judgment is accepted by the plaintiffs, the Company believes the settlement amount will be within the Company’s insurance coverage. Based on the insurance coverage in effect at the time of the claim, the verdict amount has not been accrued. However, to the extent the Company’s professional liability insurance pays large amounts with respect to this verdict, there may not be sufficient insurance coverage for other claims during the same time period. The ultimate results of all of the Company’s professional liability claims and disputes are unknown at the present time. There can be no assurance that verdicts against the Company will not exceed the policy limits of the Company’s insurance policies.

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

In addition to the false claims actions described above, the Company has also received notices from CMS concerning post-payment medical reviews of claims for several of the Company’s Texas facilities. The reviews have resulted in the denial of previously paid claims for infusion therapy and certain other therapy services rendered by outside providers to patients at the Company’s facilities for the years 1996 through 1999. The government has recovered $399,000 as of March 31, 2003, and may continue to recover, some of the alleged overpayment amounts by offset against current amounts due the facilities.

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

On August 5, 2002, the Company was served notice that the State of Arkansas was suing the Company and certain subsidiaries, including a nursing home operated in Eureka Springs, Arkansas. The State of Arkansas’ allegations against the Company and certain subsidiaries includes violation of the Arkansas Abuse of Adults Act and violation of the Arkansas Medicaid False Claims Act. These allegations are made with respect to a resident (designated in the complaint as “Resident #1”) of the Eureka Springs facility. On May 1, 2003, during the course of the defense of this case, the Company learned that the State of Arkansas is investigating several other allegations of additional violations of the Arkansas Abuse of Adults Act and the Arkansas Medicaid False Claims Act with respect to patients of Eureka Springs and other facilities operated by the Company in the State. The Company is investigating these allegations.

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

Form 8-K filed on March 28, 2003 for a press release announcing the appointment of William R. Council, III, as its Chief Executive Officer.

Form 8-K filed on March 31, 2003 for a press release reporting the Company’s results of operations for the fiscal year and quarter ended December 31, 2002.

Form 8-K filed on May 2, 2003 for a press release reporting the reduced judgment in the previously announced professional liability lawsuit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVOCAT INC

May 14, 2003	By:	/s/ William R. Council, III

William R. Council, III
President and Chief Executive Officer, Principal Executive and An Officer Duly Authorized to Sign on Behalf of the Registrant

	By:	/s/ L. Glynn Riddle, Jr.

L. Glynn Riddle, Jr.
Vice President and Chief Financial Officer, Secretary Principal Accounting Officer and An Officer Duly Authorized to Sign on Behalf of the Registrant

Certification Pursuant to Section 302
of the Sarbanes-Oxley Act of 2002

(i) CERTIFICATION

I, William R. Council, III certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Advocat Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Issuer as of, and for, the periods presented in this quarterly report;

4.	The Issuer’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Issuer and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the Issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the Issuer’s disclosure controls and procedures as of a date within 90 days prior to filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Issuer’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Issuer’s auditors and the audit committee of the board of directors:

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Issuer’s ability to record, process, summarize, and report financial data and have identified for the Issuer’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Issuer’s internal controls; and

6.	The Issuer’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003

/s/ William R. Council, III

William R. Council, III
Chief Executive Officer

Certification Pursuant to Section 302
of the Sarbanes-Oxley Act of 2002

(ii) CERTIFICATION

I, L. Glynn Riddle, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Advocat Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Issuer as of, and for, the periods presented in this quarterly report;

4.	The Issuer’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Issuer and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the Issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the Issuer’s disclosure controls and procedures as of a date within 90 days prior to filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Issuer’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Issuer’s auditors and the audit committee of the board of directors:

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Issuer’s ability to record, process, summarize, and report financial data and have identified for the Issuer’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Issuer’s internal controls; and

6.	The Issuer’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003

/s/ L. Glynn Riddle, Jr.

L. Glynn Riddle, Jr.
Chief Financial Officer

Exhibit
Number	Description of Exhibits

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-76150 on Form S-1)

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 33-76150 on Form S-1)

3.3	Amendment to Certificate of Incorporation dated March 23, 1995 (incorporated by reference to Exhibit A of Exhibit 1 to the Company’s Form 8-A filed March 30, 1995)

3.4	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.4 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company’s Registration Statement No. 33-76150 on Form S-1)

4.2	Rights Agreement dated March 13, 1995, between the Company and Third National Bank in 13, 1995). Nashville (incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K dated March 13, 1995).

4.3	Summary of Shareholder Rights Plan adopted March 13, 1995 (incorporated by reference to Exhibit B of Exhibit 1 to Form 8-A filed March 30, 1995)

4.4	Rights Agreement of Advocat Inc. dated March 23, 1995 (incorporated by reference to Exhibit 1 to Form 8-A filed March 30, 1995)

4.5	Amended and Restated Rights Agreement dated as of December 7, 1998 (incorporated by reference to Exhibit 1 to Form 8-A/A filed December 7, 1998)

10.1	Amended and Restated Employment Agreement dated as of March 28, 2003, by and among Advocat Inc., a Delaware corporation, and William R. Council, III.

10.2	Third Amendment to Loan Agreement dated as of January 1, 2003 by and between Diversicare Assisted Living Services NC II, LLC, a Delaware limited liability company and GMAC Commercial Mortgage Corporation, a California corporation.

10.3	Fourth Amendment to $12,770,000 Promissory Note dated as of January 1, 2003 by and between Diversicare Assisted Living Services NC I, LLC, a Delaware limited liability company and GMAC Commercial Mortgage Corporation, a California corporation.

10.4	Fourth Amendment to $12,480,000 Promissory Note dated as of January 1, 2003 by and between Diversicare Assisted Living Services NC II, LLC, a Delaware limited liability company and GMAC Commercial Mortgage Corporation, a California corporation.

10.5	Third Amendment to Loan Agreement dated as of January 1, 2003 by and between Diversicare Assisted Living Services NC I, LLC, a Delaware limited liability company and GMAC Commercial Mortgage Corporation, a California corporation.

99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002- Chief Executive Officer.

99.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002- Chief Financial Officer.