Form 10-Q
period 2003-06-30
ADVOCAT INC
filed 2003-08-13
CIK 919956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

CHECK ONE:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

5,493,287

(Outstanding shares of the issuer’s common stock as of August 8, 2003)

Part I. FINANCIAL INFORMATION
INTERIM CONSOLIDATED BALANCE SHEETS
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
PART II — OTHER INFORMATION
SIGNATURES
EX-10.1 LEASE TERMINATION AGREEMENT 05/29/03
EX-10.2 AMENDMENT TO BOND LEASE AGREEMENT 05/02/03
EX-10.3 FOURTH AMENDMENT LOAN AGREEMENT 06/18/03
EX-10.4 FIFTH AMENDMENT PROMISSORY NOTE 06/18/03
EX-10.5 FIFTH AMENDMENT PROMISSORY NOTE 06/18/03
EX-10.6 FOURTH AMENDMENT LOAN AGREEMENT 06/18/03
EX-10.7 CROSS-DEFAULT AGREEMENT 06/18/03
EX-10.8 SIXTH AMENDMENT PROMISSORY NOTE 07/01/03
EX-10.9 FIFTH AMENDMENT TO LOAN AGREEMENT 07/01/03
EX-10.10 SIXTH AMENDMENT PROMISSORY NOTE 07/01/03
EX-10.11 FIFTH AMENDMENT LOAN AGREEMENT 07/01/03
EX-10.12 CONTRACT TO PURCHASE REAL PROPERTY
EX-10.13 MASTER LEASE AGREEMENT 05/01/03
EX-10.14 WORKING CAPITAL LOAN AGREEMENT 04/01/03
EX-10.15 WORKING CAPITAL PROMISSORY NOTE
EX-10.16 SECURITY AGREEMENT 04/01/03
EX-10.17 FIRST AMENDMENT TO PROMISSORY NOTE
EX-10.18 FIRST AMENDMENT TO PROMISSORY NOTE
EX-10.19 THIRD AMENDMENT TO PROMISSORY NOTE
EX-10.20 THIRD AMENDMENT TO PROMISSORY NOTE
EX-10.21 SECOND AMENDMENT TO PROMISSORY NOTE
EX-10.22 THIRD AMENDMENT TO MASTER DOCUMENTS
EX-31.1 302 CERTIFICATION OF THE CEO
EX-31.2 302 CERTIFICATION OF THE CFO
EX-32 906 CERTIFICATION OF THE CEO AND THE CFO

Part I. FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

ADVOCAT INC.

INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2003	2002

	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$10,873	$7,720
Restricted cash	1,252	1,252
Receivables, less allowance for doubtful accounts of $2,791 and $2,215, respectively	13,992	13,268
Inventories	555	500
Prepaid expenses and other current assets	1,405	1,505

Total current assets	28,077	24,245

PROPERTY AND EQUIPMENT, at cost	96,286	92,499
Less accumulated depreciation	(36,223)	(33,428)

Property and equipment, net	60,063	59,071

OTHER ASSETS:
Deferred financing and other costs, net	271	416
Deferred lease costs, net	1,703	1,577
Assets held for sale or redevelopment	—	200
Investments in and receivables from joint ventures	1,943	2,179
Other assets	1,165	1,183

Total other assets	5,082	5,555

	$93,222	$88,871

(Continued)

ADVOCAT INC.

INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(continued)

	June 30,	December 31,
	2003	2002

	(unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt	$9,183	$12,677
Short-term debt	43,641	41,367
Trade accounts payable	7,942	7,600
Accrued expenses:
Payroll and employee benefits	8,005	6,962
Interest	170	192
Current portion of self-insurance reserves	11,866	9,017
Other current liabilities	4,520	5,275

Total current liabilities	85,327	83,090

NONCURRENT LIABILITIES:
Long-term debt, less current portion	6,575	5,370
Self-insurance reserves, less current portion	36,125	26,724
Other noncurrent liabilities	4,127	3,657

Total noncurrent liabilities	46,827	35,751

COMMITMENTS AND CONTINGENCIES
SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK
Authorized 600,000 shares, $.10 par value, 393,658 shares issued and outstanding at redemption value	3,994	3,858

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock, authorized 400,000 shares, $.10 par value, none issued and outstanding	—	—
Common stock, authorized 20,000,000 shares, $.01 par value, 5,493,000 issued and outstanding	55	55
Paid-in capital	15,908	15,908
Accumulated deficit	(58,889)	(49,791)

Total shareholders’ deficit	(42,926)	(33,828)

	$93,222	$88,871

The accompanying notes are an integral part of these interim consolidated balance sheets.

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts, unaudited)

	Three Months Ended June 30,

	2003	2002

REVENUES:
Patient revenues, net	$47,188	$41,207
Resident revenues	5,929	7,637
Management fees	748	647
Equity in joint venture income (loss)	44	(12)
Interest	76	34

Net revenues	53,985	49,513

EXPENSES:
Operating	51,701	39,552
Lease	4,196	4,406
General and administrative	3,228	3,193
Interest	838	994
Depreciation and amortization	1,364	1,369
Asset impairment and non-recurring charges	344	1,065

Total expenses	61,671	50,579

LOSS BEFORE INCOME TAXES	(7,686)	(1,066)
PROVISION FOR INCOME TAXES	145	103

NET LOSS	(7,831)	(1,169)
PREFERRED STOCK DIVIDENDS, ACCRUED BUT NOT PAID	69	58

NET LOSS FOR COMMON STOCK	$(7,900)	$(1,227)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
Basic	$(1.44)	$(0.22)

Diluted	$(1.44)	$(0.22)

WEIGHTED AVERAGE SHARES:
Basic	5,493	5,493

Diluted	5,493	5,493

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts, unaudited)

	Six Months Ended June 30,

	2003	2002

REVENUES:
Patient revenues, net	$88,162	$81,828
Resident revenues	11,823	17,816
Management fees	1,523	1,326
Equity in joint venture income	108	58
Interest	134	59

Net revenues	101,750	101,087

EXPENSES:
Operating	93,115	83,280
Lease	8,002	9,586
General and administrative	6,436	6,352
Interest	1,728	2,029
Depreciation and amortization	2,740	2,752
Asset impairment and non-recurring charges	364	1,065

Total expenses	112,385	105,064

LOSS BEFORE INCOME TAXES	(10,635)	(3,977)
PROVISION FOR INCOME TAXES	275	196

NET LOSS	(10,910)	(4,173)
PREFERRED STOCK DIVIDENDS, ACCRUED BUT NOT PAID	136	115

NET LOSS FOR COMMON STOCK	$(11,046)	$(4,288)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
Basic	$(2.01)	$(0.78)

Diluted	$(2.01)	$(0.78)

WEIGHTED AVERAGE SHARES:
Basic	5,493	5,493

Diluted	5,493	5,493

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands and unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

NET LOSS FOR COMMON STOCK	$(7,900)	$(1,227)	$(11,046)	$(4,288)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	1,811	782	3,039	689
Income tax provision	(650)	(281)	(1,090)	(248)

	1,161	501	1,949	441

COMPREHENSIVE LOSS	$(6,739)	$(726)	$(9,097)	$(3,847)

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands and unaudited)

	Six Months Ended June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,910)	$(4,173)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,740	2,752
Provision for doubtful accounts	949	685
Provision for self-insured professional liability	12,285	7,285
Equity earnings in joint ventures	(108)	(58)
Amortization of deferred balances	211	241
Amortization of discount on non-interest bearing promissory note	—	11
Provision for leases in excess of cash payments	451	763
Asset impairment and non-recurring charges	20	870
Changes in other assets and liabilities affecting operating activities:
Receivables, net	(1,673)	2,452
Inventories	(55)	(2)
Prepaid expenses and other assets	121	259
Trade accounts payable and accrued expenses	595	(4,505)

Net cash provided by operating activities	4,626	6,580

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(2,011)	(2,482)
Proceeds from sale of property	179	—
Mortgages receivable, net	50	42
Deposits and other deferred balances	(151)	—
Investment in and advances to joint ventures, net	652	115

Net cash used in investing activities	(1,281)	(2,325)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(1,503)	(1,023)
Net proceeds from (repayment of) lines of credit	558	(2,866)
Proceeds from issuance of debt	—	865
Financing costs	(28)	(33)

Net cash used in financing activities	(973)	(3,057)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	781	—

(Continued)

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)
(continued)

	Six Months Ended June 30,

	2003	2002

INCREASE IN CASH AND CASH EQUIVALENTS	$3,153	$1,198
CASH AND CASH EQUIVALENTS, beginning of period	7,720	3,426

CASH AND CASH EQUIVALENTS, end of period	$10,873	$4,624

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$1,590	$1,707

Cash payments of income taxes, net	$298	$192

NON-CASH TRANSACTIONS:

During the three month periods ended June 30, 2003 and 2002, the Company accrued, but did not pay, Preferred Stock dividends of $69,000 and $58,000, respectively. During the six month periods ended June 30, 2003 and 2002, the Company accrued, but did not pay, Preferred Stock dividends of $136,000 and $115,000, respectively.

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003 AND 2002

1. BUSINESS

Advocat Inc. (together with its subsidiaries, “Advocat” or the “Company”) provides long-term care services to nursing home patients and residents of assisted living facilities in nine states, primarily in the Southeast, and three Canadian provinces. The Company’s facilities provide a range of health care services to their patients and residents. In addition to the nursing, personal care and social services usually provided in long-term care facilities, the Company offers a variety of comprehensive rehabilitation services as well as medical supply and nutritional support services.

As of June 30, 2003, the Company operates 96 facilities, consisting of 62 nursing homes with 7,108 licensed beds and 34 assisted living facilities with 3,359 units. The Company owns 12 nursing homes, leases 38 others, and manages 12 nursing homes. The Company owns 15 assisted living facilities, leases seven others, and manages the remaining 12 assisted living facilities. The Company holds a minority interest in six of these managed assisted living facilities. The Company operates 48 nursing homes and 14 assisted living facilities in the United States and 14 nursing homes and 20 assisted living facilities in Canada. The Company operates facilities in Alabama, Arkansas, Florida, Kentucky, North Carolina, Ohio, Tennessee, Texas, West Virginia and the Canadian provinces of Alberta, British Columbia and Ontario.

Effective April 1, 2003, the Company entered into leases for four nursing home facilities in Florida that had previously been managed by the Company under management contracts. Accordingly, the results of operations of these facilities are included in the Company’s results of operations beginning April 1, 2003. The leases expire December 31, 2005. Lease payments of $1,498,000 are required each year. Additional rent may be imposed based on the profitability of the facilities. The Company evaluates such additional rentals each quarter and records additional expense as incurred. There was no additional rent incurred in the three month period ended June 30, 2003.

Under the terms of the previous management contracts, the Company was required to obtain professional liability insurance coverage for the four facilities and received reimbursement for the facilities pro rata share of premiums paid as well as any claims paid on behalf of the owner. Due to the recent deterioration of the financial condition of the owner and the terms of the owner’s mortgage on the facilities, the Company does not believe that the owner of the four facilities will in the future be able to reimburse the Company for costs incurred in connection with professional liability claims arising out of events occurring at the four facilities prior to the entry of the lease. As a result, the Company recorded a liability of approximately $4.3 million in the second quarter of 2003 to record obligations for possible professional liability costs relating to these facilities for which the Company does not anticipate receiving reimbursement from the owner of the facilities.

Effective April 30, 2002, the Company entered into a Lease Termination and Operations Transfer Agreement (the “Pierce Agreement”) with Pierce Management Group and related persons (collectively, “Pierce”), pursuant to which the 13 leases with the former principal owners or affiliates of Pierce were terminated. Effective May 31, 2002, the leases on two additional assisted living facilities were assumed by Pierce. As a result, the Company was relieved of its future obligations with respect to these 15 leases. Effective June 30, 2002, the Company terminated the lease on one additional assisted living facility. The

Company is in a dispute with the owner of this property which will be the subject of an arbitration hearing expected to be held in the fourth quarter of 2003 or the first quarter of 2004. The Company has accrued for the estimated costs associated with this arbitration hearing. The Company asserts that it was entitled to terminate the lease as a result of the landlord’s failure to correct construction defects at the facility. The Company seeks return of its $285,000 security deposit and cancellation of a $200,000 letter of credit. The landlord has asserted claims against the Company for unpaid rents, taxes and operating losses in the amount of $1.4 million.

Effective May 31, 2003, the Company terminated the lease of its only remaining leased assisted living facility in the United States. The lease termination agreement requires aggregate payments of approximately $355,000, with $75,000 paid in June 2003 and the balance over the following twelve months.

The Company incurred lease termination charges of approximately $344,000 and $750,000 in 2003 and 2002, respectively, consisting of the remaining net book value of these 17 facilities and costs of completing the transactions.

During the second quarter of 2003, the Company sold an assisted living facility in North Carolina that had been classified as held for sale. The net proceeds of approximately $179,000 were used to repay outstanding bank debt and there was no material gain or loss resulting from the sale.

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

2. BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The interim consolidated financial statements for the three and six month periods ended June 30, 2003 and 2002, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all adjustments necessary to present fairly the Company’s financial position at June 30, 2003 and the results of operations for the three and six month periods ended June 30, 2003 and 2002, and the cash flows for the three and six month periods ended June 30, 2003 and 2002.

The results of operations for the three and six month periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

The accompanying consolidated financial statements have been prepared assuming that Advocat will continue as a going concern. The Company has incurred operating losses in the three and six month periods ended June 30, 2003 and the years ended December 31, 2002, 2001 and 2000 and has limited resources available to meet its operating, capital expenditure and debt service requirements during 2003.

The Company has a net working capital deficit of $57.3 million as of June 30, 2003. The Company has $44.0 million of scheduled debt maturities (including short term debt and current portions of long term debt) during the next twelve months, and is in default of certain debt covenants contained in debt agreements. Beginning October 1, 2002, the Company’s Medicare reimbursements were reduced by approximately $368,000 per month as a result of the expiration of legislation that temporarily increased Medicare reimbursement. Effective March 9, 2001, the Company also obtained professional liability insurance coverage that, based on historical claims experience, could be substantially less than the claims that could be incurred during 2001, 2002 and 2003 and is less than the coverage required by certain of the Company’s debt and lease agreements. The ultimate payments on professional liability claims accrued as of June 30, 2003 and claims that could be incurred during the remainder of 2003 could require cash resources during 2003 or thereafter that would be in excess of the Company’s available cash or other resources. The Company is also not in compliance with certain lease and debt agreements, including financial covenants, insurance requirements and other obligations, that allow the Company’s primary lessor certain rights as discussed below and allows the holders of substantially all of the Company’s debt to demand immediate repayment. Although the Company does not anticipate that such demands will be made, the continued forbearance on the part of the Company’s lenders cannot be assured at this time. Accordingly, the Company has classified the related debt principal amounts as current liabilities in the accompanying consolidated financial statements as of June 30, 2003. Given that events of default exist under the Company’s working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances. Events of default under the Company’s debt agreements could lead to additional events of default under the Company’s lease agreements covering a majority of its United States nursing facilities. A default in the related lease agreements allows the lessor the right to terminate the lease agreements and assume operating rights with respect to the leased properties. The net book value of property and equipment, including leasehold improvements, related to these facilities total approximately $4.4 million as of June 30, 2003. A default in these lease agreements also allows the holder of the Series B Redeemable Convertible Preferred Stock the right to require the Company to redeem such stock. At a minimum, the Company’s cash requirements during 2003 and 2004 include funding operations (including potential payments related to professional liability claims), capital expenditures, scheduled debt service, and working capital requirements. No assurance can be given that the Company will have sufficient cash to meet these requirements. The independent accountants’ report on the Company’s financial statements at December 31, 2002 included an explanatory paragraph concerning the Company’s ability to continue as a going concern.

The Company’s management is working to enhance revenues related to the operations of the Company’s nursing homes and assisted living facilities, but the results of these efforts are uncertain. Management is focused on increasing the occupancy in its nursing homes and assisted living facilities through an increased emphasis on attracting and retaining patients and residents. Management is also focused on minimizing future expense increases through the elimination of excess operating costs. Management will also attempt to minimize professional liability claims in future periods by vigorously defending itself against all such claims and through the additional supervision and training of staff employees. The Company is unable to predict if it will be successful in enhancing revenues, reducing operating losses, in negotiating waivers, amendments, or refinancings of outstanding debt, or if the Company will be able to meet any amended financial covenants in the future. Regardless of the effectiveness of management’s efforts, any demands for repayment by lenders, the inability to obtain waivers or refinance the related debt, the termination of lease agreements or entry of a final judgment in a material amount for a professional liability claim would have a material adverse impact on the financial position, results of operations and cash flows of the Company. If the Company is unable to generate sufficient cash flow from its operations or successfully negotiate debt or lease amendments, the Company may have to explore a variety of other options, including but not limited to other sources of equity or debt financings, asset dispositions, or relief under the United States Bankruptcy Code. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

3. INSURANCE MATTERS

The entire long-term care profession in the United States has experienced a dramatic increase in claims related to alleged negligence in providing care to its patients — the Company is no exception in this regard. As a result, the Company has numerous liability claims and disputes outstanding for professional liability and other related issues. As of June 30, 2003, the Company is engaged in 63 professional liability lawsuits, including 17, 22, and 6 in the states of Florida, Arkansas and Texas, respectively. On June 22, 2001, a jury in Mena, Arkansas issued a verdict in a professional liability lawsuit against the Company totaling $78.425 million. The Company appealed this verdict to the Arkansas Supreme Court in a hearing that took place March 13, 2003. On May 1, 2003, the Arkansas Supreme Court issued a decision on the Company’s appeal, reducing the damages to $26.425 million, plus interest from the date of the original verdict. The Company is presently seeking to obtain review of the appellate court’s judgment by the United States Supreme Court. If the reduced judgment is upheld, the Company believes the settlement amount will be within the Company’s insurance coverage.

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

As a result of the substantial premium and deductible increases and insurance coverage decreases, effective March 9, 2002, the Company has obtained professional liability insurance coverage for its United States nursing homes and assisted living facilities that could be substantially less than the claims that could be incurred during the policy periods from March 9, 2002 through March 9, 2004 (policy years 2002 and 2003). For claims made after March 9, 2002, the Company maintains general and professional liability insurance with coverage limits of $250,000 per medical incident and total aggregate policy coverage limits of $1,000,000 for its long-term care services. As of June 30, 2003, payments already made by the insurance carrier for these policies have reduced the remaining aggregate coverage amount. The 2002 and 2003 policies are on a claims made basis and the Company is self-insured for the first $25,000 per occurrence with no aggregate limit. The Company provides reserves on an actuarial basis for known and expected claims incurred during the policy period.

For claims made during the period March 9, 2001 through March 9, 2002, the Company is self-insured for the first $50,000 per occurrence with no aggregate limit for the Company’s United States nursing homes. The policy has coverage limits of $2,000,000 per occurrence and $3,000,000 in the aggregate. As of June 30, 2003, payments already made by the insurance carrier for this policy have reduced the remaining aggregate coverage amount. The Company provides reserves on an actuarial basis for known and expected claims incurred during the policy period. This policy is on a claims made basis. Effective October 1, 2001, the Company’s United States assisted living properties were added to the Company’s insurance program for United States nursing home properties.

For claims made during the period March 9, 2000 through March 9, 2001, the Company is self-insured for the first $500,000 per occurrence with no aggregate limit for the Company’s United States nursing homes. The policy has coverage limits of $1,000,000 per occurrence, $3,000,000 per location and $12,000,000 in the aggregate. The Company also maintains umbrella coverage of $15,000,000 in the aggregate for claims made during the period March 9, 2000 through March 9, 2001. As of June 30, 2003, payments already made by the insurance carriers for this policy year have reduced the remaining aggregate coverage amount. The Company provides reserves on an actuarial basis for known and expected claims incurred during the policy period. This policy is on a claims made basis.

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

For the policy years 1996 through March 9, 2000, the Company has fully incurred or expects to ultimately fully incur the aggregate deductible amount and has established reserves based on this expectation.

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

In Canada, the Company’s professional liability claims experience and associated costs have been dramatically less than that in the United States. The Canadian facilities owned or leased by the Company are self-insured for the first $3,000 ($5,000 Canadian) per occurrence. The Company’s aggregate primary coverage limit with respect to Canadian operations is $1,485,000 ($2,000,000 Canadian). The Company also maintains a $3,713,000 ($5,000,000 Canadian) aggregate umbrella policy for claims in excess of the foregoing limits for these facilities.

The Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $45,514,000 as of June 30, 2003. Such liabilities include estimates of legal costs. The Company believes that the $26.425 million monetary judgment in the professional liability lawsuit in Mena, Arkansas, will be covered by insurance pursuant to the 1997 and 1998 insurance programs. Based on the expected insurance coverage, the judgment amount has not been accrued. However, to the extent the Company’s professional liability insurance pays large amounts with respect to this verdict, there may not be sufficient insurance coverage for other claims during the same time period. The ultimate results of all of the Company’s professional liability claims and disputes are unknown at the present time. There can be no assurance that verdicts against the Company will not exceed the policy limits of the Company’s insurance policies.

In addition, the payment of professional liability claims by the Company’s insurance carriers is dependent upon the financial solvency of the individual carriers. The Company is aware that two of its insurance carriers providing coverage for prior years claims have either been declared insolvent or are currently under rehabilitation proceedings. Any future judgments or settlements above the Company’s per occurrence, per location or umbrella coverage or not covered by insurance due to the insolvency of the insurance carrier could have a material adverse impact on the Company’s financial position, cash flows and results of operations. In addition, the ultimate payment of professional liability claims accrued as of June 30, 2003 and claims that could be incurred during 2003 could require cash resources during 2003 or thereafter that would be in excess of the Company’s available cash or other resources. These potential future payments could have a material adverse impact on the Company’s financial position and cash flows.

With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. Prior to that time, the Company was self-insured for the first $250,000, on a per claim basis, for workers’ compensation claims in a majority of its United States nursing facilities. However, the insurance carrier providing coverage above the Company’s self-insured retention has been declared insolvent by the applicable state insurance agency. As a result, the Company is completely self-insured for workers compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. For the policy period July 1, 2002 through June 30, 2003, the Company entered into a “high deductible” workers compensation insurance program covering the majority of the Company’s United States employees. Under the high deductible policy, the Company is self-insured for the first $25,000 per claim, subject to an aggregate maximum of out of pocket cost of $1,600,000 for the 12 month policy period. The Company has a letter of credit of $1,252,000 securing its self insurance obligations under this program. The letter of credit is secured by a certificate of deposit of $1,252,000, which is reflected as “restricted cash” in the accompanying balance sheet. The reserve for the high deductible policy is based on known claims incurred and an estimate of incurred but not reported claims determined by an analysis of historical claims incurred. Effective June 30, 2003, the Company entered into a new workers compensation insurance program that provides traditional coverage for claims incurred with premium adjustments depending on incurred losses. The Company has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate. The liability recorded by the Company for its obligations under these plans is $1,639,000 as of June 30, 2003. The differences between actual settlements and reserves are included in expense in the year finalized.

The Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $838,000 at June 30, 2003. The differences between actual settlements and reserves are included in expense in the year finalized.

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

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands)	2003	2002	2003	2002

Foreign currency items:
Beginning balance	$(84)	$(995)	$(872)	$(935)
Current period change, net of income tax	1,161	501	1,949	441

Ending balance	$1,077	$(494)	$1,077	$(494)

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

	Three Months Ended June 30		Six Months Ended June 30

	2003	2002	2003	2002

	(in thousands, except per share amounts)
Net loss for common stock, as reported	$(7,900)	$(1,227)	$(11,046)	$(4,288)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7)	(8)	(14)	(14)

Pro forma net loss	$(7,907)	$(1,235)	$(11,060)	$(4,302)

Basic and diluted net loss per common share:
As reported	$(1.44)	$(0.22)	$(2.01)	$(0.78)

Pro forma	$(1.44)	$(0.22)	$(2.01)	$(0.78)

6. RECLASSIFICATIONS

Certain amounts in the 2002 interim financial statements have been reclassified to conform with the 2003 presentation.

7. OPERATING SEGMENT INFORMATION

The Company has three reportable segments: U.S. nursing homes, U.S. assisted living facilities, and Canadian operations, which consists of both nursing home and assisted living services. Management evaluates each of these segments independently due to the geographic, reimbursement, marketing, and regulatory differences between the segments. Management evaluates performance based on profit or loss from operations before income taxes excluding nonrecurring gains and losses and foreign exchange gains and losses. The following information is derived from the Company’s segments’ internal financial statements and includes information related to the Company’s unallocated corporate revenues and expenses:

	Three Months Ended June 30,		Six Months Ended June 30,

(in thousands)	2003	2002	2003	2002

Net revenues:
U.S. nursing homes	$45,972	$40,207	$85,940	$80,059
U.S. assisted living facilities	3,071	5,162	6,304	12,992
Canadian operation	4,935	4,139	9,493	8,028
Corporate	7	5	13	8

Total	$53,985	$49,513	$101,750	$101,087

Depreciation and amortization:
U.S. nursing homes	$834	$827	$1,657	$1,654
U.S. assisted living facilities	356	399	747	818
Canadian operation	157	124	301	244
Corporate	17	19	35	36

Total	$1,364	$1,369	$2,740	$2,752

Operating income (loss):
U.S. nursing homes	$(6,768)	$1,128	$(8,978)	$(976)
U.S. assisted living facilities	(560)	(779)	(1,177)	(1,271)
Canadian operation	628	510	1,176	923
Corporate	(642)	(860)	(1,292)	(1,588)

Total	$(7,342)	$(1)	$(10,271)	$(2,912)

	June 30,	December 31,
	2003	2002

Long-lived assets:
U.S. nursing homes	$24,216	$24,745
U.S. assisted living facilities	26,429	26,760
Canadian operation	13,914	12,525
Corporate	586	596

Total	$65,145	$64,626

Total assets:
U.S. nursing homes	$63,618	$59,469
U.S. assisted living facilities	26,519	27,132
Canadian operation	23,818	20,011
Corporate	2,474	3,061
Eliminations	(23,207)	(20,802)

Total	$93,222	$88,871

8. FINANCING TRANSACTIONS

In connection with the new leases for four facilities that had previously been managed by the Company, the Company entered into a Working Capital Loan Agreement with Omega Healthcare Investors, Inc. (“Omega”) to provide working capital for the facilities. Including these four Florida leases, the Company now leases 35 nursing homes from Omega. Loans under this agreement are secured by certain accounts receivable and substantially all other property of the facilities. Borrowings bear interest at 8.5%. The loan agreement provides for a maximum loan of $2 million, subject to certain borrowing base limitations and other restrictions. The loan matures in December 2005. As of June 30, 2003, the Company has $405,000 outstanding under this loan agreement.

In July 2003, the Company entered into an agreement to extend the maturities of certain borrowings from a commercial finance company. The new agreement extends the maturities of outstanding indebtedness with an aggregate balance of $23.3 million at June 30, 2003 from July 1, 2003 to June 30, 2004.

In July 2003, the Company entered into an agreement to extend the maturities of certain mortgage notes payable to three banks. The new agreement extends the maturities of outstanding indebtedness with an aggregate balance of $2.3 million as of June 30, 2003 from May 2, 2003 to November 2, 2003.

In August 2003, the Company entered into an agreement to extend the maturities of certain borrowings from a bank lender, including the Company’s working capital line of credit. The new agreement extends the maturities of outstanding indebtedness with an aggregate balance of $14.7 million at June 30, 2003 from July 11, 2003 to January 9, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Advocat Inc. (together with its subsidiaries, “Advocat” or the “Company”) provides long-term care services to nursing home patients and residents of assisted living facilities in nine states, primarily in the Southeast, and three Canadian provinces. The Company’s facilities provide a range of health care services to their patients and residents. In addition to the nursing, personal care and social services usually provided in long-term care facilities, the Company offers a variety of comprehensive rehabilitation services as well as medical supply and nutritional support services.

As of June 30, 2003, the Company operates 96 facilities, consisting of 62 nursing homes with 7,108 licensed beds and 34 assisted living facilities with 3,359 units. The Company owns 12 nursing homes, leases 38 others, and manages 12 nursing homes. The Company owns 15 assisted living facilities, leases seven others, and manages the remaining 12 assisted living facilities. The Company holds a minority interest in six of these managed assisted living facilities. The Company operates 48 nursing homes and 14 assisted living facilities in the United States and 14 nursing homes and 20 assisted living facilities in Canada. The Company operates facilities in Alabama, Arkansas, Florida, Kentucky, North Carolina, Ohio, Tennessee, Texas, West Virginia and the Canadian provinces of Alberta, British Columbia and Ontario.

Effective April 1, 2003, the Company entered into leases for four nursing home facilities in Florida that had previously been managed by the Company under management contracts. Accordingly, the results of operations of these facilities are included in the Company’s results of operations beginning April 1, 2003. The leases expire December 31, 2005. Lease payments of $1,498,000 are required each year. Additional rent may be imposed based on the profitability of the facilities. The Company evaluates such additional rentals each quarter and records additional expense as incurred. There was no additional rent incurred in the three month period ended June 30, 2003.

Under the terms of the previous management contracts, the Company was required to obtain professional liability insurance coverage for the four facilities and received reimbursement for the facilities pro rata share of premiums paid as well as any claims paid on behalf of the owner. Due to the recent deterioration of the financial condition of the owner and the terms of the owner’s mortgage on the facilities, the Company does not believe that the owner of the four facilities will in the future be able to reimburse the Company for costs incurred in connection with professional liability claims arising out of events occurring at the four facilities prior to the entry of the lease. As a result, the Company recorded a liability of approximately $4.3 million in the second quarter of 2003 to record obligations for possible professional liability costs relating to these facilities for which the Company does not anticipate receiving reimbursement from the owner of the facilities.

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

Effective June 30, 2002, the Company terminated the lease on one additional assisted living facility. The Company is in a dispute with the owner of this property which will be the subject of an arbitration hearing expected to be held in the fourth quarter of 2003 or the first quarter of 2004. The Company has accrued for the estimated costs associated with this arbitration hearing. The Company asserts that it was entitled to terminate the lease as a result of the landlord’s failure to correct construction defects at the facility. The Company seeks return of its $285,000 security deposit and cancellation of a $200,000 letter of credit. The landlord has asserted claims against the Company for unpaid rents, taxes and operating losses in the amount of $1.4 million.

Effective May 31, 2003, the Company terminated the lease of its only remaining leased assisted living facility in the United States. The lease termination agreement requires payments of approximately $355,000, paid $75,000 in June 2003 and the balance over the following twelve months.

The Company incurred lease termination charges of approximately $344,000 and $750,000 in 2003 and 2002, respectively, consisting of the remaining net book value of these 17 facilities and costs of completing the transactions.

During the second quarter of 2003, the Company sold an assisted living facility in North Carolina that had been classified as held for sale. The net proceeds of approximately $179,000 were used to repay outstanding bank debt and there was no material gain or loss resulting from the sale.

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

Self-Insurance Reserves

Self insurance reserves primarily represent the accrual for self-insured risks associated with general and professional liability claims, employee health insurance and workers compensation. The self insurance reserves include a liability for reported claims and estimates for incurred but unreported claims. The Company’s policy with respect to a significant portion of the general and professional liability claims is to use an actuary to support the estimates recorded for the development of known claims and incurred but unreported claims. The Company’s health insurance reserve is based on known claims incurred and an estimate of incurred but unreported claims determined by an analysis of historical claims paid. The Company’s workers compensation reserve related to periods of self insurance prior to May 1997 and a high deductible policy issued July 1, 2002 through June 30, 2003, covering most of the Company’s employees in the United States. The reserve for workers compensation self insurance prior to May 1997 consists only of known claims incurred and the reserve is based on an estimate of the future costs to be incurred for the known claims. The reserve for the high deductible policy issued July 1, 2002 is based on known claims incurred and an estimate of incurred but not reported claims determined by an analysis of historical claims incurred. Expected insurance coverages are reflected as a reduction of the reserves. The self insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Professional liability claims are inherently uncertain and actual results could differ from estimates and cause the Company’s reported net income to vary significantly from period to period. The long-term care industry has seen a significant increase in claims based on alleged negligence by nursing homes and their employees in providing care to residents. As of June 30, 2003, the Company is the defendant in 63 such claims inclusive of years 1994 through 2003. This litigation will take many years to complete and additional claims which are as yet unasserted will likely arise. Based on historical claims experience, it is likely that payments required with respect to these claims plus unasserted claims will exceed the Company’s insurance coverage, and it is possible that these claims plus unasserted claims could exceed the Company’s reserves, which would have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

CMS has recently announced Medicare rate increases of approximately 6% scheduled to take effect October 1, 2003. These rate increases, if implemented as announced, will increase the Company’s Medicare reimbursement by approximately $230,000 per month beginning October 1, 2003.

Self-Insurance Reserves

During the past five years, the long-term care profession in the United States has experienced a dramatic increase in claims related to alleged negligence in providing care to its patients — the Company is no exception in this regard. As a result, the Company has numerous liability claims and disputes outstanding for professional liability and other related issues. As of June 30, 2003, the Company is engaged in 63 professional liability lawsuits, including 17, 22, and 6 in the states of Florida, Arkansas and Texas, respectively. On June 22, 2001, a jury in Mena, Arkansas issued a verdict in a professional liability lawsuit against the Company totaling $78.425 million. The Company appealed the verdict to the Arkansas Supreme Court in a hearing that took place March 13, 2003. On May 1, 2003, the Arkansas Supreme Court issued a decision on the Company’s appeal, reducing the damages to $26.425 million, plus interest from the date of the original verdict. The Company is presently seeking to obtain review of the appellate court’s judgment by the United States Supreme Court. If the reduced judgment is upheld, the Company believes the settlement amount will be within the Company’s insurance coverage.

The Company and its subsidiaries carry professional liability insurance up to certain limits for coverage of such claims. However, the insurance coverage limits available to the Company has declined significantly beginning in 1999. Based on the insurance coverage in effect at the time of the Mena claim, the verdict amount has not been accrued. However, due to the increasing cost of claims against the Company and throughout the long-term care profession in general, the Company’s professional liability insurance premiums and deductible amounts increased substantially and insurance coverage limits decreased substantially during 1999 through 2002 and continuing for policy year 2003.

As a result of the substantial premium and deductible increases and insurance coverage limit decreases, effective March 9, 2002, the Company has obtained professional liability insurance coverage for its United States nursing homes and assisted living facilities that is likely to be substantially less than the claims that could be incurred during the policy periods from March 9, 2002 through March 9, 2004 (policy years 2002 and 2003). As a result, the Company is effectively self-insured. For claims made after March 9, 2002, the Company maintains general and professional liability insurance with coverage limits of $250,000 per medical incident and total aggregate policy coverage limits of $1,000,000 for its long-term care and assisted living services. As of June 30, 2003, payments already made by the insurance carrier for these policies have reduced the remaining aggregate coverage amount. The 2002 and 2003 policies are on a claims made basis and the Company is self-insured for the first $25,000 per occurrence with no aggregate limit. The Company provides reserves on an actuarial basis for known and expected claims incurred during the policy period.

For claims made during the period March 9, 2001 through March 9, 2002, the Company is self-insured for the first $50,000 per occurrence with no aggregate limit for the Company’s United States nursing homes. The policy has coverage limits of $2,000,000 per occurrence and $3,000,000 in the aggregate. As of June 30, 2003, payments already made by the insurance carrier for this policy have reduced the remaining aggregate coverage amount. The Company provides reserves on an actuarial basis for known and expected claims incurred during the policy period. This policy is on a claims made basis. Effective October 1, 2001, the Company’s United States assisted living properties were added to the Company’s insurance program for United States nursing home properties.

For claims made during the period March 9, 2000 through March 9, 2001, the Company is self-insured for the first $500,000 per occurrence with no aggregate limit for the Company’s United States nursing homes. The policy has coverage limits of $1,000,000 per occurrence, $3,000,000 per location and $12,000,000 in the aggregate. The Company also maintains umbrella coverage of $15,000,000 in the aggregate for claims made during the period March 9, 2000 through March 9, 2001. As of June 30, 2003, payments already made by the insurance carriers for this policy year have reduced the remaining aggregate coverage amount. The Company provides reserves on an actuarial basis for known and expected claims incurred during the policy period. This policy is on a claims made basis.

Prior to March 9, 2000, all of the Company’s policies are on an occurrence basis. For the policy periods January 1, 1998 through February 1, 1999, the Company is self-insured for the first $250,000 per occurrence and $2,500,000 in the aggregate per year with respect to the majority of its United States nursing homes. Effective February 1, 1999, all of the Company’s United States nursing homes became part of the $250,000/$2,500,000 deductible program.

For the policy years 1996 through March 9, 2000, the Company has fully incurred or expects to ultimately fully incur the aggregate deductible amount and has established reserves based on this expectation.

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

In Canada, the Company’s professional liability claims experience and associated costs has been dramatically less than that in the United States. The Canadian facilities owned or leased by the Company are self-insured for the first $3,000 ($5,000 Canadian) per occurrence. The Company’s aggregate primary coverage limit with respect to Canadian operations is $1,485,000 ($2,000,000 Canadian). The Company also maintains a $3,713,000 ($5,000,000 Canadian) aggregate umbrella policy for claims in excess of the foregoing limits for these facilities.

The Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $45,514,000 as of June 30, 2003. Such liabilities include estimates of legal costs. The Company believes that the $26.425 million monetary judgment in the professional liability lawsuit in Mena, Arkansas, will be covered by insurance pursuant to the 1997 and 1998 insurance programs. Based on the insurance coverage in effect at the time of the Mena claim, the verdict amount has not been accrued. However, to the extent the Company’s professional liability insurance pays large amounts with respect to this verdict, there may not be sufficient insurance coverage for other claims during the same time period. The ultimate results of all of the Company’s professional liability claims and disputes are unknown at the present time. There can be no assurance that verdicts against the Company will not exceed the policy limits of the Company’s insurance policies.

In addition, the payment of professional liability claims by the Company’s insurance carriers is dependent upon the financial solvency of the individual carriers. The Company is aware that two of its insurance carriers providing coverage for prior years claims have either been declared insolvent or are currently under rehabilitation proceedings. Any future judgments or settlements above the Company’s per occurrence, per location or umbrella coverage or not covered by insurance due to the insolvency of the insurance carrier could have a material adverse impact on the Company’s financial position, cash flows and results of operations. In addition, the ultimate payment of professional liability claims accrued as of June 30, 2003 and claims that could be incurred during 2003 could require cash resources during 2003 or thereafter that would be in excess of the Company’s available cash or other resources. These potential future payments could have a material adverse impact on the Company’s financial position and cash flows.

With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. Prior to that time, the Company was self-insured for the first $250,000, on a per claim basis, for workers’ compensation claims in a majority of its United States nursing facilities. However, the insurance carrier providing coverage above the Company’s self-insured retention has been declared insolvent by the applicable state insurance agency. As a result, the Company is completely self-insured for workers compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. For the policy period July 1, 2002 through June 30, 2003, the Company entered into a “high deductible” workers compensation insurance program covering the majority of the Company’s United States employees. Under the high deductible policy, the Company is self-insured for the first $25,000 per claim, subject to an aggregate maximum out of pocket cost of $1,600,000 for the 12 month policy period. The Company has a letter of credit of $1,252,000 securing its self-insured obligations under this program. The letter of credit is secured by a certificate of deposit of $1,252,000, which is reflected as “restricted cash” in the accompanying balance sheet. The reserve for the high deductible policy is based on known claims incurred and an estimate of incurred but not reported claims determined by an analysis of historical claims incurred. Effective June 30, 2003, the Company entered into a new workers compensation insurance program that provides traditional coverage for claims incurred with premium adjustments depending on incurred losses. The liability recorded by the Company for its obligations under workers’ compensation claims is $1,639,000 as of June 30, 2003. The difference between actual settlements and reserves are included in expense in the year finalized.

The Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $838,000 at June 30, 2003. The differences between actual settlements and reserves are included in expense in the year finalized.

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

Recently, government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of fraud and abuse statutes and regulations. Violations of these laws and regulations could result in exclusion from government health care programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time. The Company is currently subject to certain ongoing investigations, as described in Part 2., Other Information — Item 1. Legal Proceedings.

Contractual Obligations and Commercial Commitments

The Company has certain contractual obligations as of June 30, 2003, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

		Less than	1 to 3	4 to 5	After
Contractual Obligations	Total	1 year	Years	Years	5 Years

Long-Term Debt	$15,758	$353	$8,962	$6,443	$0
Short-Term Debt	$43,641	$43,641	$0	$0	$0
Series B Preferred Stock	$3,994	$0	$0	$3,994	$0
Operating Leases	$254,220	$15,595	$28,665	$26,776	$183,184

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

Results of Operations

The following tables present the unaudited interim statements of operations and related data for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended

(in thousands)	2003	2002	Change	%

REVENUES:
Patient revenues	$47,188	$41,207	$5,981	14.5%
Resident revenues	5,929	7,637	(1,708)	(22.4)
Management fees	748	647	101	15.6
Equity in joint venture income (loss)	44	(12)	56	(466.7)
Interest	76	34	42	123.5

Net revenues	53,985	49,513	4,472	9.0

EXPENSES:
Operating	51,701	39,552	12,149	30.7
Lease	4,196	4,406	(210)	(4.8)
General and administrative	3,228	3,193	35	1.1
Interest	838	994	(156)	(15.7)
Depreciation and amortization	1,364	1,369	(5)	(0.4)
Asset impairment and non-recurring charges	344	1,065	(721)	(67.7)

Total expenses	61,671	50,579	11,092	21.9

LOSS BEFORE INCOME TAXES	(7,686)	(1,066)	(6,620)	621.0
PROVISION FOR INCOME TAX	145	103	42	40.8

NET LOSS	$(7,831)	$(1,169)	$(6,662)	569.9%

	Six Months Ended

(in thousands)	2003	2002	Change	%

REVENUES:
Patient revenues	$88,162	$81,828	$6,334	7.7%
Resident revenues	11,823	17,816	(5,993)	(33.6)
Management fees	1,523	1,326	197	14.9
Equity in joint venture income	108	58	50	86.2
Interest	134	59	75	127.1

Net revenues	101,750	101,087	663	0.7

EXPENSES:
Operating	93,115	83,280	9,835	11.8
Lease	8,002	9,586	(1,584)	(16.5)
General and administrative	6,436	6,352	84	1.3
Interest	1,728	2,029	(301)	(14.8)
Depreciation and amortization	2,740	2,752	(12)	(0.4)
Asset impairment and non-recurring charges	364	1,065	(701)	(65.8)

Total expenses	112,385	105,064	7,321	7.0

LOSS BEFORE INCOME TAXES	(10,635)	(3,977)	(6,658)	167.4
PROVISION FOR INCOME TAXES	275	196	79	40.3

NET LOSS	$(10,910)	$(4,173)	$(6,737)	161.4%

Percentage of Net Revenues

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

REVENUES:
Patient revenues	87.4%	83.2%	86.7%	80.9%
Resident revenues	11.0	15.4	11.6	17.6
Management fees	1.4	1.3	1.5	1.3
Equity in joint venture income (loss)	0.1	0.0	0.1	0.1
Interest	0.1	0.1	0.1	0.1

Net revenues	100.0	100.0	100.0	100.0

EXPENSES:
Operating	95.8	79.9	91.5	82.4
Lease	7.8	8.9	7.8	9.5
General and administrative	6.0	6.4	6.3	6.3
Interest	1.5	2.0	1.7	2.0
Depreciation and amortization	2.5	2.8	2.7	2.7
Asset impairment and non-recurring charges	0.6	2.2	0.4	1.0

Total expenses	114.2	102.2	110.4	103.9

LOSS BEFORE INCOME TAXES	(14.2)	(2.2)	(10.4)	(3.9)
PROVISION FOR INCOME TAXES	0.3	0.2	0.3	0.2

NET LOSS	(14.5)%	(2.4)%	(10.7)%	(4.1)%

Three Months Ended June 30, 2003 Compared With Three Months Ended June 30, 2002

The following discussion is significantly impacted by termination of leases on 16 assisted living properties during 2002, one assisted living facility during 2003 and the closure of another assisted living facility in 2003 (the “Assisted Living Eliminated Operations”), the sale of one Florida nursing home in the fourth quarter of 2002, and the initiation of leases for four Florida nursing homes in 2003, as discussed in the overview at the start of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenues. Net revenues increased to $54.0 million in 2003 from $49.5 million in 2002, an increase of $4.5 million, or 9.0%. Patient revenues increased to $47.2 million in 2003 from $41.2 million in 2002, an increase of $6.0 million, or 14.5%. The increase in patient revenues is due to the new lease for four Florida nursing homes and increased Medicaid rates in certain states, partially offset by a 2.1% decline in census in the United States in 2003 as compared to 2002, the Florida nursing home sold in the fourth quarter in 2002 and the expiration of Medicare temporary payment increases effective October 1, 2002. As a percent of total census in the United States, Medicare days decreased to 11.0% in 2003 from 11.1% in 2002. Medicare revenues were 25.9% of patient revenue in 2003 and 27.9% in 2002, while Medicaid and similar programs were 61.0% in 2003 compared to 59.5% in 2002.

Resident revenues decreased to $5.9 million in 2003 from $7.6 million in 2002, a decrease of $1.7 million, or 22.4%. This decline is primarily attributable to the Assisted Living Eliminated Operations, which resulted in reduced revenue of approximately $2.1 million.

Ancillary service revenues, prior to contractual allowances, increased to $8.7 million in 2003 from $7.3 million in 2002, an increase of $1.4 million, or 19.3%. The increase is primarily attributable to the new lease for four Florida nursing homes, partially offset by the Florida nursing home sold in the fourth quarter of 2002 and reductions in revenue availability under Medicare. Although the $1,590 per patient annual ceiling on physical, speech and occupational therapy services had been lifted for a two year period, the limitation is currently scheduled to become effective in September 2003. The ultimate effect on the Company’s operations cannot be predicted at this time because the extent and composition of the ancillary cost limitations are subject to change.

Management fee revenue increased to $748,000 in 2003 from $647,000 in 2002, an increase of $101,000, or 15.6%. The increase is primarily due to changes in the rate of currency exchange between the Canadian and U.S. dollars.

Operating Expense. Operating expense increased to $51.7 million in 2003 from $39.6 million in 2002, an increase of $12.1 million, or 30.7%. As a percent of patient and resident revenues, operating expense increased to 97.3% in 2003 from 81.0% in 2002. The increase in operating expenses is primarily attributable to the operating costs of the four new leased Florida nursing homes, including costs of professional liability claims, and cost increases related to wages and benefits. Partially offsetting these increases are the Assisted Living Eliminated Operations and the sale of a Florida nursing home.

The largest component of operating expenses is wages, which increased to $25.1 million in 2003 from $21.7 million in 2002, an increase of $3.5 million, or 15.9%. This increase is primarily attributable to costs of the four new leased Florida nursing homes and an increase in wages as a result of competitive labor markets in most of the areas in which the Company operates. Partially offsetting this increase, the Company experienced a decrease in wages as a result of reduced costs associated with reduced census, the sale of a Florida nursing home and the Assisted Living Eliminated Operations.

The Company’s professional liability costs for United States nursing homes and assisted living facilities, including insurance premiums and reserves for self-insured claims, increased to $8.5 million in 2003 from $2.5 million in 2002, an increase of 6.0 million, or 245%. This increase is primarily attributed to $4.9 million in expenses related to the four new leased Florida nursing homes. Under the terms of the previous management contracts, the Company was required to obtain professional liability insurance coverage for the four facilities and received reimbursement for the facilities pro rata share of premiums paid as well as any claims paid on behalf of the owner. Due to the recent deterioration of the financial condition of the owner and the terms of the owner’s mortgage on the facilities, the Company does not believe that the owner of the four facilities will in the future be able to reimburse the Company for costs incurred in connection with professional liability claims arising out of events occurring at the four facilities prior to the entry of the lease. As a result, the Company recorded a liability of approximately $4.3 million in the second quarter of 2003 to record obligations for possible professional liability costs relating to these facilities for which the Company does not anticipate receiving reimbursement from the owner of the facilities. Professional liability costs include cash and non-cash charges recorded based on current actuarial reviews. The actuarial reviews include estimates of known claims and an estimate of claims that may have occurred, but have not yet been reported to the Company.

Lease Expense. Lease expense decreased to $4.2 million in 2003 from $4.4 million in 2002, a decrease of $210,000, or 4.8%. The decrease in lease expense is primarily attributable to the Assisted Living Eliminated Operations, partially offset by additional rent for the new Florida leased facilities

General and Administrative Expense. General and administrative expense was approximately $3.2 million in both 2003 and 2002. As a percent of total net revenues, general and administrative expense decreased to 6.0% in 2003 from 6.4% in 2002. This decrease is attributable to the increased revenues as a result of the new Florida nursing home leases.

Interest Expense. Interest expense decreased to $0.8 million in 2003 from $1.0 million in 2002, a decrease of $156,000, or 15.7%. The decrease is primarily attributable to interest rate reductions on the Company’s variable rate debt and reduced interest rates on bank debt refinanced in 2002.

Depreciation and Amortization. Depreciation and amortization expenses totaled approximately $1.4 million in both 2003 and 2002.

Asset Impairment and Non-recurring Charges. During the three months ended June 30, 2003, the Company recorded charges of $344,000 related to the termination of a lease for an assisted living facility. During the three months ended June 30, 2002, the Company recorded charges of $404,000 to write down assets held for sale to estimated net realizable value, and charges of $661,000 related to the termination of leases for assisted living facilities, for total charges of $1,065,000.

Loss Before Income Taxes; Net Loss for Common Stock; Net Loss Per Common Share. As a result of the above, the loss before income taxes was $7.7 million in 2003 compared to $1.1 million in 2002. The income tax provision in 2003 and 2002 relates to U.S. state and Canadian provincial taxes. After preferred stock dividends of $69,000 in 2003 and $58,000 in 2002, net loss for common stock was $7.9 million in 2003 and $1.2 million in 2002. The basic and diluted loss per share was $1.44 each in 2003 as compared to $0.22 each in 2002.

Six Months Ended June 30, 2003 Compared With Six Months Ended June 30, 2002

The following discussion is significantly impacted by termination of leases on 16 assisted living properties during 2002, one assisted living facility during 2003 and the closure of another assisted living facility in 2003 (the “Assisted Living Eliminated Operations”), the sale of one Florida nursing home in the fourth quarter of 2002, and the initiation of leases for four Florida nursing homes in 2003, as discussed in the overview at the start of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenues. Net revenues increased to $101.8 million in 2003 from $101.1 million in 2002, an increase of $663,000, or 0.7%. Patient revenues increased to $88.2 million in 2003 from $81.8 million in 2002, an increase of $6.3 million, or 7.7%. The increase in patient revenues is due to the new lease for four Florida nursing homes and increased Medicaid rates in certain states, partially offset by a 2.4% decline in census in the United States in 2003 as compared to 2002, the Florida nursing home sold in the fourth quarter in 2002 and the expiration of Medicare temporary payment increases effective October 1, 2002. As a percent of total census in the United States, Medicare days increased to 11.1% in 2003 from 10.4% in 2002. Medicare revenues were 25.6% of patient revenue in 2003 and 26.7% in 2002, while Medicaid and similar programs were 61.3% in 2003 compared to 60.7% in 2002.

Resident revenues decreased to $11.8 million in 2003 from $17.8 million in 2002, a decrease of $6.0 million, or 33.6%. This decline is primarily attributable to the Assisted Living Eliminated Operations, which resulted in reduced revenue of approximately $6.7 million.

Ancillary service revenues, prior to contractual allowances, increased to $15.9 million in 2003 from $13.9 million in 2002, an increase of $2.0 million, or 14.4%. The increase is primarily attributable to increased Medicare census and the new lease for four Florida nursing homes, partially offset by the Florida nursing home sold in the fourth quarter of 2002 and reductions in revenue availability under Medicare. Although the $1,590 per patient annual ceiling on physical, speech and occupational therapy services had been lifted for a two year period, the limitation is currently scheduled to become effective in September 2003.

The ultimate effect on the Company’s operations cannot be predicted at this time because the extent and composition of the ancillary cost limitations are subject to change.

Management fee revenue increased to $1.5 million in 2003 from $1.3 million in 2002, an increase of $197,000, or 14.9%. The increase is primarily due to changes in the rate of currency exchange between the Canadian and U.S. dollars.

Operating Expense. Operating expense increased to $93.1 million in 2003 from $83.3 million in 2002, an increase of $9.8 million, or 11.8%. As a percent of patient and resident revenues, operating expense increased to 93.1% in 2003 from 83.6% in 2002. The increase in operating expenses is primarily attributable to the operating costs of the four new leased Florida nursing homes, including costs of professional liability claims, and cost increases related to wages and benefits. Partially offsetting these increases are the Assisted Living Eliminated Operations and the sale of a Florida nursing home.

The largest component of operating expenses is wages, which increased to $46.2 million in 2003 from $43.6 million in 2002, an increase of $2.6 million, or 6.0%. This increase is primarily attributable to costs of the four new leased Florida nursing homes and an increase in wages as a result of competitive labor markets in most of the areas in which the Company operates. Partially offsetting this increase, the Company experienced a decrease in wages as a result of reduced costs associated with reduced Medicaid census, the sale of a Florida nursing home and the Assisted Living Eliminated Operations.

The Company’s professional liability costs for United States nursing homes and assisted living facilities, including insurance premiums and reserves for self-insured claims, increased to $12.8 million in 2003 from $7.3 million in 2002, an increase of 5.5 million, or 75.8%. This increase is primarily attributed to $4.9 million in expenses related to the four new leased Florida nursing homes. Under the terms of the previous management contracts, the Company was required to obtain professional liability insurance coverage for the four facilities, and received reimbursement for the facilities pro rata share of premiums paid as well as any claims paid on behalf of the owner. Due to the recent deterioration of the financial condition of the owner and the terms of the owner’s mortgage on the facilities, the Company does not believe that the owner of the four facilities will in the future be able to reimburse the Company for costs incurred in connection with professional liability claims arising out of events occurring at the four facilities prior to the entry of the lease. As a result, the Company recorded a liability of approximately $4.3 million in the second quarter of 2003 to record obligations for possible professional liability costs relating to these four facilities for which the Company does not anticipate receiving reimbursement from the owner of the facilities. Professional liability costs include cash and non-cash charges recorded based on current actuarial reviews. The actuarial reviews include estimates of known claims and an estimate of claims that may have occurred, but have not yet been reported to the Company.

Lease Expense. Lease expense decreased to $8.0 million in 2003 from $9.6 million in 2002, a decrease of $1.6 million, or 16.5%. The decrease in lease expense is primarily attributable to the Assisted Living Eliminated Operations, partially offset by additional rent for the new Florida leased facilities.

General and Administrative Expense. General and administrative expense was approximately $6.4 million in both 2003 and 2002.

Interest Expense. Interest expense decreased to $1.7 million in 2003 from $2.0 million in 2002, a decrease of $301,000, or 14.8%. The decrease is primarily attributable to interest rate reductions on the Company’s variable rate debt and reduced interest rates on bank debt refinanced in 2002.

Asset Impairment and Non-Recurring Charges. During the six months ended June 30, 2003, the Company recorded charges of $344,000 related to the termination of a lease for an assisted living facility, and $20,000 to write down assets held for sale to estimated net realizable value. During the six months ended June 30, 2002, the Company recorded charges of $404,000 to write down assets held for sale to estimated net realizable value, and charges of $661,000 related to the termination of leases for assisted living facilities, for total charges of $1,065,000.

Depreciation and Amortization. Depreciation and amortization expenses totaled approximately $2.7 million in 2003 compared to $2.8 million in 2002.

Loss Before Income Taxes; Net Loss for Common Stock; Net Loss Per Common Share. As a result of the above, the loss before income taxes was $10.6 million in 2003 compared to $4.0 million in 2002. The income tax provision in 2003 and 2002 relates to U.S. state and Canadian provincial taxes. After preferred stock dividends of $136,000 in 2003 and $115,000 in 2002, net loss for common stock was $11.0 million in 2003 and $4.3 million in 2002. The basic and diluted loss per share were $2.01 each in 2003 as compared to $0.78 each in 2002.

Liquidity and Capital Resources

At June 30, 2003, the Company had negative working capital of $57.3 million and a current ratio of 0.33, compared with negative working capital of $58.8 million and a current ratio of 0.29 at December 31, 2002. The Company has incurred losses during 2003, 2002, and 2001 and has limited resources available to meet its operating, capital expenditure and debt service requirements during 2003.

Certain of the Company’s debt agreements contain various financial covenants, the most restrictive of which relate to current ratio requirements, tangible net worth, cash flow, net income (loss), required insurance coverages, and limits on the payment of dividends to shareholders. As of June 30, 2003, the Company was not in compliance with certain of the financial covenants contained in the Company’s debt and lease agreements. The Company has not obtained waivers of the non-compliance. Cross-default or material adverse change provisions contained in the debt agreements allow the holders of substantially all of the Company’s debt to demand immediate repayment. The Company would not be able to repay this indebtedness if the applicable lenders demanded repayment. Although the Company does not anticipate that such demand will be made, the continued forbearance on the part of the Company’s lenders cannot be assured at this time. Given that events of default exist under the Company’s working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances.

As of June 30, 2003, the Company has $44.0 million of scheduled debt maturities that must be repaid or refinanced during the next twelve months. As a result of these maturities, covenant non-compliance and other cross-default provisions, the Company has classified a total of $52.8 million of debt as current liabilities as of June 30, 2003.

In July 2003, the Company entered into an agreement to extend the maturity maturities of certain borrowings from a commercial finance company. The new agreement extends the maturities of outstanding indebtedness with an aggregate balance of $23.3 million at June 30, 2003 from July 1, 2003 to June 30, 2004.

In July 2003, the Company entered into an agreement to extend the maturities of certain mortgage notes payable to three banks. The new agreement extends the maturities of outstanding indebtedness with an aggregate balance of $2.3 million as of June 30, 2003 from May 2, 2003 to November 2, 2003.

In August 2003, the Company entered into an agreement to extend the maturities of certain borrowings from a bank lender, including the Company’s working capital line of credit. The new agreement extends the maturities of outstanding indebtedness with an aggregate balance of $14.7 million at June 30, 2003 from July 11, 2003 to January 9, 2004.

An event of default under the Company’s debt agreements could lead to actions by the lenders that could result in an event of default under the Company’s lease agreements covering a majority of its United States nursing facilities. Should such a default occur in the related lease agreements, the lessor would have the right to terminate the lease agreements and assume operating rights with respect to the leased properties. The net book value of property and equipment, including leasehold improvements, related to these facilities total approximately $4.4 million as of June 30, 2003. A default in these lease agreements would also give the holder of the Series B Redeemable Convertible Preferred Stock the right to require the Company to redeem those shares.

Beginning October 1, 2002, the Company’s Medicare reimbursement was reduced by an estimated $368,000 per month, as a result of the expiration of temporary add-on legislation (See “Medicare Reimbursement”). Management continues to focus on efforts to increase revenues and to minimize future expense increases through the elimination of excess operating costs. Management will also attempt to minimize professional liability claims in the future periods by vigorously defending the Company against all such claims and through the additional supervision and training of staff employees. The Company is unable to predict if it will be successful in reducing operating losses, in negotiating waivers, amendments, or refinancings of outstanding debt, or if the Company will be able to meet any amended financial covenants in the future. Any demands for repayment by lenders, the inability to obtain waivers or refinance the related debt, the termination of the lease agreements or entry of a final judgment in a material amount for a professional liability claim would have a material adverse impact on the financial position, results of operations and cash flows of the Company. If the Company is unable to generate sufficient cash flow from its operations or successfully negotiate debt or lease amendments, the Company may have to explore a variety of other options, including but not limited to other sources of equity or debt financings, asset dispositions, or relief under the United States Bankruptcy Code. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern. The independent public accountant’s report on the Company’s financial statements at December 31, 2002 included a paragraph with regards to the uncertainties of the Company’s ability to continue as a going concern.

As of June 30, 2003, the Company had borrowings of $153,000 under its working capital line of credit. The total maximum outstanding balance of the working capital line of credit, including letters of credit outstanding, is $2,500,000. There are certain restrictions based on certain borrowing base restrictions. As of June 30, 2003, the Company had $200,000 of letters of credit outstanding with the same bank lender, which further reduce the maximum available amount outstanding under the working capital line of credit. As of June 30, 2003, the Company had total additional borrowing availability of $2,147,000 under its working capital line of credit. The working capital line of credit matures January 2004 with interest at either LIBOR plus 2.50% or the bank’s prime rate plus .50% (up to a maximum of 9.50%). Given the Company’s default under its credit facility, no assurance can be given that the bank will allow the Company to draw under its working capital line of credit. At a minimum, the Company’s cash requirements during the next twelve months include funding operations (including potential payments related to professional liability claims), capital expenditures, scheduled debt service, and working capital requirements. No assurance can be given that the Company will have sufficient cash to meet these requirements.

Effective March 9, 2001, the Company has obtained professional liability insurance coverage that, based on historical claims experience, could be substantially less than the claims that could be incurred during 2001, 2002 and 2003 and is less than the coverage required by certain of the Company’s debt and lease agreements. The ultimate payments on professional liability claims accrued as of June 30, 2003 and claims that could be incurred during 2003 could require cash resources during 2003 or thereafter that would be in excess of the Company’s available cash or other resources.

Net cash provided by operating activities totaled $4.6 million and $6.6 million in 2003 and 2002, respectively. These amounts primarily represent the cash flows from net operations plus changes in non-cash components of operations and by working capital changes.

Net cash used in investing activities totaled $1.3 million and $2.3 million in 2003 and 2002, respectively. These amounts primarily represent purchases of property plant and equipment and investments in and advances to joint ventures. The Company has used between $2.4 million and $4.3 million for capital expenditures in the three calendar years ending December 31, 2002. Substantially all such expenditures were for facility improvements and equipment, which were financed principally through working capital. For the year ending December 31, 2003, the Company anticipates that capital expenditures for improvements and equipment for its existing facility operations will be approximately $4.0 million. During the six month periods ended June 30, 2003 and 2002, the Company received distributions from joint ventures in the amount of $652,000 and $115,000, respectively. In general, the Company has been appointed as manager of the joint venture properties.

Net cash used in financing activities totaled $1.0 million and $3.1 million in the six month periods ended June 30, 2003 and 2002, respectively. The net cash used in financing activities primarily represents net proceeds from issuance and repayment of debt.

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

Accounts receivable attributable to the provision of patient and resident services at June 30, 2003 and December 31, 2002, totaled $16.4 million and $14.2 million, respectively, representing approximately 28 and 26 days in accounts receivable, respectively. Accounts receivable from the provision of management services were $261,000 and $475,000 at June 30, 2003 and December 31, 2002, respectively, representing approximately 31 and 61 days in accounts receivable, respectively. The allowance for bad debt was $2.8 million and $2.2 million at June 30, 2003 and December 31, 2002, respectively.

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

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” that amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. With certain exceptions, SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designed after June 30, 2003. Management is currently evaluating the effect the adoption of this statement will have on the Company’s financial condition and results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” that improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that these instruments be classified as liabilities in the statement of financial position. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective for the Company’s quarter beginning July 1, 2003. Management is currently evaluating the effect the adoption of this statement will have on the Company’s financial condition and results of operations.

Forward-Looking Statements

The foregoing discussion and analysis provides information deemed by Management to be relevant to an assessment and understanding of the Company’s consolidated results of operations and its financial condition. This discussion and analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Certain statements made by or on behalf of the Company, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties including, but not limited to, changes in governmental reimbursement, government regulation and health care reforms, the increased cost of borrowing under the Company’s credit agreements, covenant waivers from the Company’s lenders, possible amendments to the Company’s credit agreements, ability to control ultimate professional liability costs, the impact of future licensing surveys, changing economic conditions as well as others. Investors also should refer to the risks identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as risks identified in the Company’s Form 10-K for the year ended December 31, 2002 for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, the Company can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, cautions investors not to place undue reliance on them. Actual results may differ materially from those described in such forward-looking statements. Such cautionary statements identify important factors that could cause the Company’s actual results to materially differ from those projected in forward-looking statements. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The chief market risk factor affecting the financial condition and operating results of the Company is interest rate risk. As of June 30, 2003, the Company had outstanding borrowings of approximately $59.4 million, including $23.0 million in fixed-rate borrowings and $36.4 million in variable-rate borrowings. In the event that interest rates were to change 1%, the impact on future cash flows would be approximately $364,000 annually, representing the impact of increased interest expense on variable rate debt.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a rigorous set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s principal executive and financial officers have evaluated the Company’s disclosure controls and procedures within 90 days prior to filing this Quarterly Report on Form 10-Q and has determined that such disclosure controls and procedures are effective. Subsequent to this evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

As of June 30, 2003, the Company is engaged in 63 professional liability lawsuits, including 17, 22, and 6 in the states of Florida, Arkansas and Texas, respectively. On June 22, 2001, a jury in Mena, Arkansas, issued a verdict in a professional liability lawsuit against the Company totaling $78.425 million. The Company appealed the verdict to the Arkansas Supreme Court in a hearing that took place March 13, 2003. On May 1, 2003, the Arkansas Supreme Court issued a decision on the Company’s appeal, reducing the damages to $26.425 million, plus interest from the date of the original verdict. The Company is presently seeking to obtain review of the appellate court’s judgment by the United States Supreme Court. If the reduced judgment is upheld, the Company believes the settlement amount will be within the Company’s insurance coverage. Based on the insurance coverage in effect at the time of the claim, the verdict amount has not been accrued. However, to the extent the Company’s professional liability insurance pays large amounts with respect to this verdict, there may not be sufficient insurance coverage for other claims during the same time period. The ultimate results of all of the Company’s professional liability claims and disputes are unknown at the present time. There can be no assurance that verdicts against the Company will not exceed the policy limits of the Company’s insurance policies.

On October 17, 2000, the Company was served with a civil complaint by the Florida Attorney General’s office, in the case of State of Florida ex rel. Mindy Myers v. R. Brent Maggio, et al. In this case, the State of Florida accused multiple defendants of violating Florida’s False Claims Act. The Company, in its capacity as the manager of four nursing homes owned by Emerald Coast Healthcare, Inc. (“Emerald”), was named in the complaint, as amended, which accused the Company of making illegal kickback payments to R. Brent Maggio, Emerald’s sole shareholder, and fraudulently concealing such payments in the Medicaid cost reports filed by the nursing homes. During the first quarter of 2003, the State of Florida granted a voluntary dismissal with prejudice of all claims related to this incident against the Company and its subsidiaries. In addition, a settlement agreement was executed between the State of Florida, R. Brent Maggio and Emerald, pursuant to which the State of Florida has dropped its prosecution of this matter. The whistle blower in this action filed a written objection asking the court to reject the settlement agreement on the grounds that the settlement was not fair, adequate or reasonable under the circumstances. Under Florida’s False Claims Act, a whistle blower may object in court to a settlement but must demonstrate that the State’s settlement is manifestly unjust.

Following a hearing on the State of Florida’s motion, the Leon County Circuit Court approved the State of Florida’s settlement agreement. An appeal is currently pending before Florida’s First District Court of

Appeal. The Company believes that it is no longer a party to this lawsuit since it is not a party to the settlement agreement and the lawsuit has been dismissed, with prejudice, by the State of Florida. In the event that the Company is required to litigate any remaining matters involving this case, the Company believes that it has meritorious defenses in this matter and intends to vigorously pursue these defenses in litigation.

In addition to the false claims actions described above, the Company has also received notices from CMS concerning post-payment medical reviews of claims for several of the Company’s Texas facilities. The reviews have resulted in the denial of previously paid claims for infusion therapy and certain other therapy services rendered by outside providers to patients at the Company’s facilities for the years 1996 through 1999. The government has recovered $355,000 as of June 30, 2003, and may continue to recover, some of the alleged overpayment amounts by offset against current amounts due the facilities.

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

On August 5, 2002, the Company was served notice that the State of Arkansas was suing the Company and certain subsidiaries, including a nursing home operated in Eureka Springs, Arkansas. The State of Arkansas’ allegations against the Company and certain subsidiaries includes violation of the Arkansas Abuse of Adults Act and violation of the Arkansas Medicaid False Claims Act. These allegations are made with respect to a resident of the Eureka Springs facility. On May 1, 2003, during the course of the defense of this case, the Company learned that the State of Arkansas is investigating several other allegations of additional violations of the Arkansas Abuse of Adults Act and the Arkansas Medicaid False Claims Act with respect to patients of Eureka Springs and other facilities operated by the Company in Arkansas. The Company has investigated the allegations and has met with the Office of the Attorney General of the State of Arkansas regarding these matters. The Company has not been able to reach an agreement with the Attorney General regarding the disposition of the investigation. The Attorney General’s office is proceeding with its investigation.

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

As described in the Overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company is in a dispute with the owner of an assisted living facility in which the Company terminated the lease. This dispute will be the subject of an arbitration hearing expected to be held in the fourth quarter of 2003 or the first quarter of 2004. The Company has accrued for the estimated costs associated with this arbitration hearing. The Company asserts that it was entitled to terminate the lease as a result of the landlord’s failure to correct construction defects at the facility. The Company seeks return of its $285,000 security deposit and cancellation of a $200,000 letter of credit. The landlord has asserted claims against the Company for unpaid rents, taxes and operating losses in the amount of $1.4 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The Company is not currently in compliance with certain covenants of its loan agreements and certain other indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The annual meeting of shareholders was held on June 4, 2003.

     (b)  Matters voted upon at the meeting:

1.	Election of Directors

William R. Council, III
FOR	4,855,729
WITHHELD	314,653
ELIGIBLE SHARES	5,493,287

Richard M. Brame
FOR	4,856,229
WITHHELD	314,153
ELIGIBLE SHARES	5,493,287

(Continuing directors include Wallace E. Olson and William C. O’Neil, Jr.)

2.	Stockholder Proposal to terminate the Shareholders Rights Plan originally dated as of March 13, 1995 and amended and restated as of December 7, 1998, by and between Advocat Inc., a Delaware corporation, and Third National Bank in Nashville, the Rights Agent.

FOR	451,095
AGAINST	1,495,263
ABSTAIN FROM VOTING	21,427
BROKER NON VOTE	3,202,597
ELIGIBLE SHARES	5,493,287

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	The exhibits filed as part of this report on Form 10-Q are listed in the Exhibit Index immediately following the signature page.

(b)	Reports on Form 8-K:

Form 8-K filed on May 2, 2003 for a press release reporting the reduced judgment in the previously announced professional liability lawsuit.

Form 8-K filed on May 14, 2003 for a press release reporting the Company’s results of operations for the quarter ending March 31, 2003.

Form 8-K filed on June 3, 2003 to announce the termination of the lease of Palmetto Village a 99-bed assisted living facility in Chester, South Carolina.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVOCAT INC.

August 13, 2003	By:	/s/ William R. Council, III William R. Council, III President and Chief Executive Officer, Principal Executive Officer and An Officer Duly Authorized to Sign on Behalf of the Registrant

	By:	/s/ L. Glynn Riddle, Jr. L. Glynn Riddle, Jr. Vice President and Chief Financial Officer, Secretary Principal Accounting Officer and An Officer Duly Authorized to Sign on Behalf of the Registrant

Exhibit
Number	Description of Exhibits

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-76150 on Form S-1)

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 33-76150 on Form S-1)

3.3	Amendment to Certificate of Incorporation dated March 23, 1995 (incorporated by reference to Exhibit A of Exhibit 1 to the Company’s Form 8-A filed March 30, 1995)

3.4	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.4 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company’s Registration Statement No. 33-76150 on Form S-1)

4.2	Amended and Restated Rights Agreement dated as of December 7, 1998 (incorporated by reference to Exhibit 1 to Form 8-A/A filed December 7, 1998)

10.1	Lease Termination Agreement dated as of May 29, 2003, by and among (i) Diversicare Assisted Living Services, Inc., a Tennessee corporation, and Advocat Inc., a Delaware corporation, and (ii) 570 Center Street, LLC, a South Carolina limited liability company, and Albert M. Lynch, an individual.

10.2	Fourth Amendment to Revenue Bond Lease Agreement and Mortgage and Indenture of Trust dated as of May 2, 2003 by and between The Medical Clinic Board of the City of Hartford, Alabama; Diversicare Leasing Corp.; Colonial Bank; City Bank of Hartford and Slocomb National Bank.

10.3	Fourth Amendment to Loan Agreement dated as of June 18, 2003 by and between Diversicare Assisted Living Services NC I, LLC and GMAC Commercial Mortgage Corporation.

10.4	Fifth Amendment to Promissory Note dated as of June 18, 2003 by and between Diversicare Assisted Living Services NC I, LLC and GMAC Commercial Mortgage Corporation.

10.5	Fifth Amendment to Promissory Note dated as of June 18, 2003 by and between Diversicare Assisted Living Services NC II, LLC and GMAC Commercial Mortgage Corporation.

10.6	Fourth Amendment to Loan Agreement dated as of June 18, 2003 by and between Diversicare Assisted Living Services NC II, LLC and GMAC Commercial Mortgage Corporation.

10.7	Cross-Collateralization and Cross-Default Agreement dated as of June 18, 2003 by and among Diversicare Windsor House, LLC, a Delaware limited liability company; Diversicare Pinedale, LLC, a Delaware limited liability company; Diversicare Afton Oaks, LLC, a Delaware limited liability company; Diversicare Assisted Living Services NC I, LLC, a Delaware limited liability company and Diversicare Assisted Living Services NC II, LLC a Delaware limited liability company in favor of GMAC Commercial Mortgage Corporation, a California corporation.

10.8	Sixth Amendment to Promissory Note dated as of the 1st day of July, 2003, by and between Diversicare Assisted Living Services NC II, LLC and GMAC Commercial Mortgage Corporation

10.9	Fifth Amendment to Loan Agreement dated as of July 1, 2003, by and between Diversicare Assisted Living Services NC II, LLC and GMAC Commercial Mortgage Corporation

10.10	Sixth Amendment to Promissory Note dated as of the 1st day of July, 2003, by and between Diversicare Assisted Living Services NC I, LLC, and GMAC Commercial Mortgage Corporation

10.11	Fifth Amendment to Loan Agreement dated as of July 1, 2003, by and between Diversicare Assisted Living Services NC I, LLC and GMAC Commercial Mortgage Corporation.

10.12	Contract to Purchase Real Property in Morehead City, North Carolina between Ronald F. McManus and Diversicare Assisted Living Services NC, LLC for Carteret Care.

10.13	Master Lease Agreement dated as of May 1, 2003 by and between Emerald-Cedar Hills, Inc. Emerald-Golfview, Inc., Emerald-Southern Pines, Inc. and Emerald-Golfcrest, Inc. and Senior Care Florida Leasing, LLC.

10.14	Working Capital Loan Agreement dated as of April 1, 2003, between Omega Healthcare Investors, Inc., a Maryland corporation, and Senior Care Florida Leasing, LLC, a Delaware limited liability company, Senior Care Golfview, LLC, a Delaware limited liability company, Senior Care Golfcrest, LLC, a Delaware limited liability company, Senior Care Southern Pines, LLC, a Delaware limited liability company, and Senior Care Cedar Hills, LLC

10.15	Secured Working Capital Promissory Note dated April 1, 2003 from Senior Care Florida Leasing, LLC, a Delaware limited liability company, Senior Care Golfview, LLC, a Delaware limited liability company, Senior Care Golfcrest, LLC, a Delaware limited liability company, Senior Care Southern Pines, LLC, a Delaware limited liability company, Senior Care Cedar Hills, LLC, a Delaware limited liability company, to Omega Healthcare Investors, Inc., a Maryland corporation.

10.16	Security Agreement as of April 1, 2003 by and between Senior Care Florida Leasing, LLC, a Delaware limited liability company, Senior Care Golfview, LLC, a Delaware limited liability company, Senior Care Golfcrest, LLC, a Delaware limited liability company, Senior Care Southern Pines, LLC, a Delaware limited liability company, Senior Care Cedar Hills, LLC, a Delaware limited liability company and Omega Healthcare Investors, Inc., a Maryland corporation.

10.17	First Amendment to Reduced and Modified Renewal Revolving Promissory Note dated July 11, 2003 by and among AmSouth Bank and Diversicare Management Services Co.

10.18	First Amendment to Renewal Promissory Note dated as of July 11, 2003 by and among AmSouth Bank and Advocat Inc., a Delaware corporation.

10.19	Third Amendment To Renewal Promissory Note dated as of July 11, 2003 by and among AmSouth Bank and Diversicare Assisted Living Services, NC, LLC, a Tennessee limited liability company.

10.20	Third Amendment To Renewal Promissory Note (Overline Facility) dated July 11, 2003 by and among AmSouth Bank and Diversicare Management Services, Co., a Tennessee corporation

10.21	Second Amendment To Reduced And Modified Renewal Revolving Promissory Note dated as of July 11, 2003 by and among AmSouth Bank and Diversicare Management Services Co., a Tennessee corporation

10.22	Third Amendment To Master Amendment To Loan Documents And Agreement dated as of July 11, 2003 by and between AmSouth Bank, successor in interest by merger to First American National Bank, Advocat Inc., a Delaware corporation and various subsidiaries of Advocat Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).