Form 10-Q
period 2003-09-30
ADVOCAT INC
filed 2003-11-14
CIK 919956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

CHECK ONE:

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2003
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________.

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

5,493,287

(Outstanding shares of the issuer’s common stock as of November 10, 2003)

Part I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ADVOCAT INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2003	2002

	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$6,819	$7,720
Restricted cash	1,252	1,252
Receivables, less allowance for doubtful accounts of $2,460 and $2,215, respectively	14,461	13,268
Inventories	555	500
Prepaid expenses and other current assets	2,905	1,505

Total current assets	25,992	24,245

PROPERTY AND EQUIPMENT, at cost	97,159	92,499
Less accumulated depreciation	(37,651)	(33,428)

Property and equipment, net	59,508	59,071

OTHER ASSETS:
Deferred financing and other costs, net	337	416
Deferred lease costs, net	1,650	1,577
Assets held for sale or redevelopment	—	200
Investments in and receivables from joint ventures	1,956	2,179
Other assets	1,144	1,183

Total other assets	5,087	5,555

	$90,587	$88,871

(Continued)

ADVOCAT INC.

INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(continued)

	September 30,	December 31,
	2003	2002

	(unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt	$9,140	$12,677
Short-term debt	43,016	41,367
Trade accounts payable	6,716	7,600
Accrued expenses:
Payroll and employee benefits	7,338	6,962
Interest	249	192
Current portion of self-insurance reserves	12,222	9,017
Other current liabilities	4,974	5,275

Total current liabilities	83,655	83,090

NONCURRENT LIABILITIES:
Long-term debt, less current portion	6,098	5,370
Self-insurance reserves, less current portion	38,211	26,724
Other noncurrent liabilities	4,382	3,657

Total noncurrent liabilities	48,691	35,751

COMMITMENTS AND CONTINGENCIES
SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK
Authorized 600,000 shares, $.10 par value, 393,658 shares issued and outstanding at redemption value	4,064	3,858

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock, authorized 400,000 shares, $.10 par value, none issued and outstanding	—	—
Common stock, authorized 20,000,000 shares, $.01 par value, 5,493,000 issued and outstanding	55	55
Paid-in capital	15,908	15,908
Accumulated deficit	(61,786)	(49,791)

Total shareholders’ deficit	(45,823)	(33,828)

	$90,587	$88,871

The accompanying notes are an integral part of these interim consolidated balance sheets.

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts, unaudited)

	Three Months Ended September 30,

	2003	2002

REVENUES:
Patient revenues, net	$49,446	$42,247
Resident revenues	5,666	5,773
Management fees	778	669
Equity in joint venture income	83	75
Interest	70	35

Net revenues	56,043	48,799

EXPENSES:
Operating	48,470	40,889
Lease	4,165	3,797
General and administrative	3,781	3,472
Interest	865	954
Depreciation and amortization	1,393	1,368
Asset impairment and non-recurring charges	—	527

Total expenses	58,674	51,007

LOSS BEFORE INCOME TAXES	(2,631)	(2,208)
PROVISION FOR INCOME TAXES	150	132

NET LOSS	(2,781)	(2,340)
PREFERRED STOCK DIVIDENDS, ACCRUED BUT NOT PAID	70	58

NET LOSS FOR COMMON STOCK	$(2,851)	$(2,398)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
Basic	$(0.52)	$(0.44)

Diluted	$(0.52)	$(0.44)

WEIGHTED AVERAGE SHARES:
Basic	5,493	5,493

Diluted	5,493	5,493

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts, unaudited)

	Nine Months Ended September 30,

	2003	2002

REVENUES:
Patient revenues, net	$137,608	$124,075
Resident revenues	17,489	23,589
Management fees	2,301	1,995
Equity in joint venture income	191	133
Interest	204	94

Net revenues	157,793	149,886

EXPENSES:
Operating	141,585	124,169
Lease	12,167	13,383
General and administrative	10,217	9,825
Interest	2,593	2,983
Depreciation and amortization	4,133	4,120
Asset impairment and non-recurring charges	364	1,591

Total expenses	171,059	156,071

LOSS BEFORE INCOME TAXES	(13,266)	(6,185)
PROVISION FOR INCOME TAXES	425	328

NET LOSS	(13,691)	(6,513)
PREFERRED STOCK DIVIDENDS, ACCRUED BUT NOT PAID	206	173

NET LOSS FOR COMMON STOCK	$(13,897)	$(6,686)

BASIC AND DILUTED NET LOSS PER COMMON SHARE:
Basic	$(2.53)	$(1.22)

Diluted	$(2.53)	$(1.22)

WEIGHTED AVERAGE SHARES:
Basic	5,493	5,493

Diluted	5,493	5,493

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands and unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

NET LOSS FOR COMMON STOCK	$(2,851)	$(2,398)	$(13,897)	$(6,686)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	(72)	(598)	2,969	91
Income tax provision	26	215	(1,066)	(33)

	(46)	(383)	1,903	58

COMPREHENSIVE LOSS	$(2,897)	$(2,781)	$(11,994)	$(6,628)

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Nine Months Ended September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,691)	$(6,513)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	4,133	4,120
Provision for doubtful accounts	1,380	370
Provision for self-insured professional liability	15,651	10,200
Equity earnings in joint ventures	(191)	(133)
Amortization of deferred balances	262	314
Amortization of discount on non-interest bearing promissory note	—	11
Provision for leases in excess of cash payments	676	1,144
Asset impairment and non-recurring charges	20	865
Changes in other assets and liabilities affecting operating activities:
Receivables, net	(2,573)	2,524
Inventories	(55)	—
Prepaid expenses and other assets	(1,379)	133
Trade accounts payable and accrued expenses	(1,662)	(3,507)

Net cash provided by operating activities	2,571	9,528

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(2,901)	(3,367)
Proceeds from sale of property	179	—
Mortgages receivable, net	70	44
Deposits and other deferred balances	(215)	—
Investment in and advances to joint ventures, net	714	471

Net cash used in investing activities	(2,153)	(2,852)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(2,059)	(1,365)
Net proceeds from (repayment of) lines of credit	—	(2,866)
Proceeds from issuance of debt	—	832
Increase in restricted cash	—	(1,252)
Financing costs	(27)	(60)

Net cash used in financing activities	(2,086)	(4,711)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	767	—

(Continued)

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)
(continued)

	Nine Months Ended September 30,

	2003	2002

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(901)	$1,965
CASH AND CASH EQUIVALENTS, beginning of period	7,720	3,426

CASH AND CASH EQUIVALENTS, end of period	$6,819	$5,391

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$2,327	$2,546

Cash payments of income taxes, net	$444	$192

NON-CASH TRANSACTIONS:

During the three month periods ended September 30, 2003 and 2002, the Company accrued, but did not pay, Preferred Stock dividends of $70,000 and $58,000, respectively. During the nine month periods ended September 30, 2003 and 2002, the Company accrued, but did not pay, Preferred Stock dividends of $206,000 and $173,000, respectively.

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 AND 2002

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

As of September 30, 2003, the Company operates 96 facilities, consisting of 62 nursing homes with 7,108 licensed beds and 34 assisted living facilities with 3,359 units. The Company owns 12 nursing homes, leases 38 others, and manages 12 nursing homes. The Company owns 15 assisted living facilities, leases seven others, and manages the remaining 12 assisted living facilities. The Company holds a minority interest in six of these managed assisted living facilities. The Company operates 48 nursing homes and 14 assisted living facilities in the United States and 14 nursing homes and 20 assisted living facilities in Canada. The Company operates facilities in Alabama, Arkansas, Florida, Kentucky, North Carolina, Ohio, Tennessee, Texas, West Virginia and the Canadian provinces of Alberta, British Columbia and Ontario.

Effective April 1, 2003, the Company entered into leases for four nursing home facilities in Florida that had previously been managed by the Company under management contracts. Accordingly, the results of operations of these facilities are included in the Company’s results of operations beginning April 1, 2003. The leases expire December 31, 2005. Lease payments of $1,498,000 are required each year. Additional rent may be imposed based on the profitability of the facilities. The Company evaluates such additional rentals each quarter and records additional expense as incurred. There was no additional rent incurred in the three and nine month periods ended September 30, 2003.

Under the terms of the previous management contracts, the Company was required to obtain professional liability insurance coverage for the four facilities and received reimbursement for the facilities’ pro rata share of premiums paid as well as any claims paid on behalf of the owner. Due to the recent deterioration of the financial condition of the owner and the terms of the owner’s mortgage on the facilities, the Company does not believe that the owner of the four facilities will in the future be able to reimburse the Company for costs incurred in connection with professional liability claims arising out of events occurring at the four facilities prior to the entry of the lease. As a result, the Company recorded a liability of approximately $4.3 million in the second quarter of 2003 to record obligations for possible professional liability costs relating to these facilities for which the Company does not anticipate receiving reimbursement from the owner of the facilities.

Effective April 30, 2002, the Company entered into a Lease Termination and Operations Transfer Agreement (the “Pierce Agreement”) with Pierce Management Group and related persons (collectively, “Pierce”), pursuant to which the 13 leases with the former principal owners or affiliates of Pierce were terminated. Effective May 31, 2002, the leases on two additional assisted living facilities were assumed by Pierce. As a result, the Company was relieved of its future obligations with respect to these 15 leases. Effective June 30, 2002, the Company terminated the lease on one additional assisted living facility. The Company is in a dispute with the owner of this property which will be the subject of an arbitration hearing expected to be held in 2004. The Company has accrued for the estimated costs associated with this arbitration hearing. The Company asserts that it was entitled to terminate the lease as a result of the landlord’s failure to correct construction defects at the facility. The Company seeks return of its $285,000 security deposit and cancellation of a $200,000 letter of credit. The landlord has asserted claims against the Company for unpaid rents, taxes and operating losses of at least $1.4 million.

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

The interim consolidated financial statements for the three and nine month periods ended September 30, 2003 and 2002, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all adjustments necessary to present fairly the Company’s financial position at September 30, 2003 and the results of operations for the three and nine month periods ended September 30, 2003 and 2002, and the cash flows for the three and nine month periods ended September 30, 2003 and 2002.

The results of operations for the three and nine month periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

The accompanying consolidated financial statements have been prepared assuming that Advocat will continue as a going concern. The Company has incurred operating losses in the three and nine month periods ended September 30, 2003 and the years ended December 31, 2002, 2001 and 2000 and has limited resources available to meet its operating, capital expenditure and debt service requirements during 2003. The Company has a net working capital deficit of $57.7 million as of September 30, 2003. The Company has $43.4 million of scheduled debt maturities (including short term debt and current portions of long term debt) during the next twelve months, and is in default of certain debt covenants contained in debt agreements. Beginning October 1, 2002, the Company’s Medicare reimbursements were reduced by approximately $368,000 per month as a result of the expiration of legislation that temporarily increased Medicare reimbursement. Effective March 9, 2001, the Company also obtained professional liability insurance coverage that, based on historical claims experience, is estimated to be substantially less than the claims that could be incurred during 2001, 2002 and 2003 and is less than the coverage required by certain of the Company’s debt and lease agreements. The ultimate payments on professional liability claims accrued as of September 30, 2003 and claims that could be incurred during the remainder of 2003 could require cash resources during 2003 or thereafter that would be in excess of the Company’s available cash or other resources. The Company is also not in compliance with certain lease and debt agreements, including financial covenants, insurance requirements and other obligations, that allow the Company’s primary lessor certain rights as discussed below and allows the holders of substantially all of the Company’s debt to demand immediate repayment. Although the Company does not anticipate that such demands will be made, the continued forbearance on the part of the Company’s lenders cannot be assured at this time. Accordingly, the Company has classified the related debt principal amounts as current liabilities in the accompanying consolidated financial statements as of September 30, 2003. Given that events of default exist under the Company’s working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances. Events of default under the Company’s debt agreements could lead to additional events of default under the Company’s lease agreements covering a majority of its United States nursing facilities. A default in the related lease agreements allows the lessor the right to terminate the lease agreements and assume operating rights with respect to the leased properties. The net book value of property and equipment, including leasehold improvements, related to these facilities total approximately $4.3 million as of September 30, 2003. A default in these lease agreements also allows the holder of the Series B Redeemable Convertible Preferred Stock the right to require the Company to redeem such stock. At a minimum, the Company’s cash requirements during 2003 and 2004 include funding operations (including potential payments related to professional liability claims), capital expenditures, scheduled debt service, and working capital requirements. No assurance can be given that the Company will have sufficient cash to meet these requirements. The independent accountants’ report on the Company’s financial statements at December 31, 2002 included an explanatory paragraph concerning the Company’s ability to continue as a going concern.

The Company’s management is working to enhance revenues related to the operations of the Company’s nursing homes and assisted living facilities, but the results of these efforts are uncertain. Management is focused on increasing the occupancy in its nursing homes and assisted living facilities through an increased emphasis on attracting and retaining patients and residents. Management is also focused on minimizing future expense increases through the elimination of excess operating costs. Management is also attempting to minimize professional liability claims in future periods by vigorously defending itself against all such claims and through the additional supervision and training of staff employees. The Company is unable to predict if it will be successful in enhancing revenues, reducing operating losses, in negotiating waivers, amendments, or refinancings of outstanding debt, or if the Company will be able to meet any amended financial covenants in the future. Regardless of the effectiveness of management’s efforts, any demands for repayment by lenders, the inability to obtain waivers or refinance the related debt, the termination of lease agreements or entry of a final judgment in a material amount for a professional or general liability claim would have a material adverse impact on the financial position, results of operations and cash flows of the Company. If the Company is unable to generate sufficient cash flow from its operations or successfully negotiate debt or lease amendments, or is subject to a significant judgment not covered by insurance, the Company may have to explore a variety of other options, including but not limited to other sources of equity or debt financings, asset dispositions, or relief under the United States Bankruptcy Code. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

3.	INSURANCE MATTERS

The entire long-term care profession in the United States has experienced a dramatic increase in claims related to alleged negligence in providing care to its patients - the Company is no exception in this regard. As a result, the Company is a defendant in numerous pending liability claims, disputes and legal actions for professional liability and other related issues. As of September 30, 2003, the Company is engaged in 47 professional liability lawsuits, including 15, 13, and 7 in the states of Florida, Arkansas and Texas, respectively. On June 22, 2001, a jury in Mena, Arkansas issued a verdict in a professional liability lawsuit against the Company totaling $78.425 million. The Company appealed this verdict to the Arkansas Supreme Court in a hearing that took place March 13, 2003. On May 1, 2003, the Arkansas Supreme Court issued a decision on the Company’s appeal, reducing the damages to $26.425 million, plus interest from the date of the original verdict. The Company sought to obtain review of the appellate court’s judgment by the United States Supreme Court. On November 10, 2003, the U.S. Supreme Court denied the Company’s request for review. As a result, the $26.425 million judgment has been upheld. The Company believes the settlement amount, including accrued interest, will be within the Company’s insurance coverage.

The Company and its subsidiaries carry liability insurance up to certain limits for coverage of such claims. One policy covers both professional liability and general liability claims. However, due to the increasing cost of professional liability claims against the Company and throughout the long-term care industry, the Company’s professional and general liability insurance premiums and deductible amounts increased substantially and coverage limits have decreased substantially during 1999 through 2002 and continuing for policy year 2003.

As a result of the substantial premium and deductible increases and insurance coverage decreases, effective March 9, 2002, the Company has obtained professional and general liability insurance coverage for its United States nursing homes and assisted living facilities that is estimated to be substantially less than the claims that could be incurred during the policy periods from March 9, 2002 through March 9, 2004 (policy years 2002 and 2003). For claims made after March 9, 2002, the Company maintains general and professional liability insurance with coverage limits of $250,000 per medical incident and total aggregate policy coverage limits of $1,000,000 per year for its long-term care services. As of September 30, 2003, payments already made by the insurance carrier for these policies have consumed the available insurance for policy year 2002. The 2002 and 2003 policies are on a claims made basis and the Company is self-insured for the first $25,000 per occurrence with no aggregate limit. The Company provides reserves on an actuarial basis for known and expected claims incurred during the policy period.

For claims made during the period March 9, 2001 through March 9, 2002, the Company is self-insured for the first $50,000 per occurrence with no aggregate limit for the Company’s United States nursing homes. The policy has coverage limits of $2,000,000 per occurrence and $3,000,000 in the aggregate. As of September 30, 2003, payments already made by the insurance carrier for this policy have substantially consumed the remaining aggregate coverage amount. The Company provides reserves on an actuarial basis for known and expected claims incurred during the policy period. This policy is on a claims made basis. Effective October 1, 2001, the Company’s United States assisted living properties were added to the Company’s insurance program for United States nursing home properties.

For claims made during the period March 9, 2000 through March 9, 2001, the Company is self-insured for the first $500,000 per occurrence with no aggregate limit for the Company’s United States nursing homes. The policy has coverage limits of $1,000,000 per occurrence, $3,000,000 per location and $12,000,000 in the aggregate. The Company also maintains umbrella coverage of $15,000,000 in the aggregate for claims made during the period March 9, 2000 through March 9, 2001. As of September 30, 2003, payments already made by the insurance carriers for this policy year have reduced the remaining aggregate coverage amount. The Company provides reserves on an actuarial basis for known and expected claims incurred during the policy period. This policy is on a claims made basis.

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

In Canada, the Company’s professional liability claims experience and associated costs have been dramatically less than that in the United States. The Canadian facilities owned or leased by the Company are self-insured for the first $4,000 ($5,000 Canadian) per occurrence. The Company’s aggregate primary coverage limit with respect to Canadian operations is $1,478,000 ($2,000,000 Canadian). The Company also maintains a $3,696,000 ($5,000,000 Canadian) aggregate umbrella policy for claims in excess of the foregoing limits for these facilities.

The Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of approximately $48.1 million as of September 30, 2003. Such liabilities include estimates of legal costs. The Company believes that the $26.425 million monetary judgment in the professional liability lawsuit in Mena, Arkansas, will be covered by insurance pursuant to the 1997 and 1998 insurance programs. Based on the expected insurance coverage, the judgment amount has not been accrued. However, to the extent the Company’s professional liability insurance pays large amounts with respect to this verdict, there may not be sufficient insurance coverage for other claims during the same time period. The ultimate results of all of the Company’s professional liability claims and disputes are unknown at the present time. There can be no assurance that verdicts against the Company will not exceed the policy limits of the Company’s insurance policies.

In addition, the payment of professional liability claims by the Company’s insurance carriers is dependent upon the financial solvency of the individual carriers. The Company is aware that two of its insurance carriers providing coverage for prior years claims have either been declared insolvent or are currently under rehabilitation proceedings. Any future judgments or settlements above the Company’s per occurrence, per location or umbrella coverage or not covered by insurance due to the insolvency of the insurance carrier could have a material adverse impact on the Company’s financial position, cash flows and results of operations. In addition, the ultimate payment of professional liability claims accrued as of September 30, 2003 and claims that could be incurred during 2003 could require cash resources during 2003 or thereafter that would be in excess of the Company’s available cash or other resources. These potential future payments could have a material adverse impact on the Company’s financial position and cash flows.

With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. Prior to that time, the Company was self-insured for the first $250,000, on a per claim basis, for workers’ compensation claims in a majority of its United States nursing facilities. However, the insurance carrier providing coverage above the Company’s self-insured retention has been declared insolvent by the applicable state insurance agency. As a result, the Company is completely self-insured for workers compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. For the policy period July 1, 2002 through June 30, 2003, the Company entered into a “high deductible” workers compensation insurance program covering the majority of the Company’s United States employees. Under the high deductible policy, the Company is self-insured for the first $25,000 per claim, subject to an aggregate maximum of out of pocket cost of $1.6 million, for the 12 month policy period. The Company has a letter of credit of $1.252 million securing its self insurance obligations under this program. The letter of credit is secured by a certificate of deposit of $1.252 million, which is reflected as “restricted cash” in the accompanying balance sheet. The reserve for the high deductible policy is based on known claims incurred and an estimate of incurred but not reported claims determined by an analysis of historical claims incurred. Effective June 30, 2003, the Company entered into a new workers compensation insurance program that provides traditional coverage for claims incurred with premium adjustments depending on incurred losses. The Company has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate. The liability recorded by the Company for its obligations under these plans is $1.386 million, as of September 30, 2003. The differences between actual settlements and reserves are included in expense in the year finalized.

The Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $934,000 at September 30, 2003. The differences between actual settlements and reserves are included in expense in the year finalized.

4.	OTHER COMPREHENSIVE INCOME

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” SFAS No. 130 requires the reporting of comprehensive income (loss) in addition to net income (loss) from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Information with respect to the accumulated other comprehensive income (loss) balance is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in thousands)	2003	2002	2003	2002

Foreign currency items:
Beginning balance	$1,077	$(494)	$(872)	$(935)
Current period change, net of income tax	(46)	(383)	1,903	58

Ending balance	$1,031	$(877)	$1,031	$(877)

Positive amounts represent unrealized gains and negative amounts represent unrealized losses.

5.	STOCK-BASED COMPENSATION

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(in thousands, except per share amounts)
Net loss for common stock, as reported	$(2,851)	$(2,398)	$(13,897)	$(6,686)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7)	(7)	(21)	(21)

Pro forma net loss	$(2,858)	$(2,405)	$(13,918)	$(6,707)

Basic and diluted net loss per common share:
As reported	$(0.52)	$(0.44)	$(2.53)	$(1.22)

Pro forma	$(0.52)	$(0.44)	$(2.53)	$(1.22)

6.	RECLASSIFICATIONS

Certain amounts in the 2002 interim financial statements have been reclassified to conform with the 2003 presentation.

7.	OPERATING SEGMENT INFORMATION

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in thousands)	2003	2002	2003	2002

Net revenues:
U.S. nursing homes	$48,194	$41,188	$134,134	$121,248
U.S. assisted living facilities	2,743	3,223	9,047	16,215
Canadian operation	5,099	4,388	14,592	12,416
Corporate	7	—	20	7

Total	$56,043	$48,799	$157,793	$149,886

Depreciation and amortization:
U.S. nursing homes	$847	$828	$2,503	$2,482
U.S. assisted living facilities	367	388	1,114	1,206
Canadian operation	161	135	463	379
Corporate	18	17	53	53

Total	$1,393	$1,368	$4,133	$4,120

Operating income (loss):
U.S. nursing homes	$(2,028)	$(968)	$(11,007)	$(1,944)
U.S. assisted living facilities	(623)	(661)	(1,800)	(1,932)
Canadian operation	722	628	1,898	1,551
Corporate	(702)	(680)	(1,993)	(2,269)

Total	$(2,631)	$(1,681)	$(12,902)	$(4,594)

	September 30,	December 31,
	2003	2002

Long-lived assets:
U.S. nursing homes	$23,775	$24,745
U.S. assisted living facilities	26,394	26,760
Canadian operation	13,766	12,525
Corporate	660	596

Total	$64,595	$64,626

Total assets:
U.S. nursing homes	$62,293	$59,469
U.S. assisted living facilities	26,765	27,132
Canadian operation	24,144	20,011
Corporate	2,717	3,061
Eliminations	(25,332)	(20,802)

Total	$90,587	$88,871

8.	FINANCING TRANSACTIONS

In connection with the new leases for four facilities that had previously been managed by the Company (as discussed in Note 1), the Company entered into a Working Capital Loan Agreement with Omega Healthcare Investors, Inc. (“Omega”) to provide working capital for the facilities. Including these four Florida leases, the Company now leases 35 nursing homes from Omega. Loans under this agreement are secured by certain accounts receivable and substantially all other property of the facilities. Borrowings bear interest at 8.5%. The loan agreement provides for a maximum loan of $2 million, subject to certain borrowing base limitations and other restrictions. The loan matures in December 2005. As of September 30, 2003, the Company has no borrowings outstanding under this loan agreement.

In July 2003, the Company entered into an agreement to extend the maturities of certain borrowings from a commercial finance company. The new agreement extended the maturities of outstanding indebtedness with an aggregate balance of $23.2 million at September 30, 2003 from July 1, 2003 to June 30, 2004.

In August 2003, the Company entered into an agreement to extend the maturities of certain borrowings from a bank lender, including the Company’s working capital line of credit. The new agreement extended the maturities of outstanding indebtedness with an aggregate balance of $14.3 million at September 30, 2003 from July 11, 2003 to January 9, 2004.

9.	SALE OF CANADIAN OPERATIONS

In August 2003, the Company entered into a definitive agreement to sell the stock of its wholly owned subsidiary, Diversicare Canada Management Services Co., Inc. (“DCMS”) to DCMS Holding, Inc. (“Holding”), a privately-owned Ontario corporation. As of September 30, 2003, DCMS operates 14 nursing homes and 20 assisted living facilities in the Canadian provinces of Ontario, British Columbia and Alberta.

The sale price is $16,500,000 Canadian, (approximately $12,200,000 US at the September 30, 2003 exchange rate). A deposit of $1,000,000 Canadian Dollars ($739,000 US) was made by the buyer following the signing of the definitive agreement and $7,500,000 Canadian ($5,500,000 US) will be received at closing. The balance of the sale price, $8,000,000 Canadian Dollars ($5,900,000 US), is scheduled to be received in annual installments on the anniversary of the closing of $600,000 Canadian ($443,000 US) for the first four years and a final installment of $5,600,000 Canadian ($4,139,000 US) on the fifth anniversary of closing. The sale price is subject to certain adjustments, depending on the level of working capital of the DCMS at the time of closing. The future payments may be accelerated upon the occurrences of certain events. At closing, the net proceeds from this transaction will be used to repay outstanding bank debt.

The transaction is subject to approval by Advocat’s stockholders and approval by Canadian regulatory authorities. In October 2003, the Company distributed a proxy statement soliciting stockholder approval, and scheduled a special meeting of stockholders for November 3, 2003.

As of November 3, 2003, the Company had received proxies representing approximately 44.5% of the outstanding shares marked to vote in favor of the transaction, 21.2% marked to vote against the transaction, and 0.7% marked to abstain from voting. Approval requires a majority of the Company’s outstanding shares voting in favor of the transaction. Because a majority of shares outstanding were neither voted to approve nor deny the transaction, the meeting was adjourned until November 21, 2003.

The amount of gain or loss the Company will report and the impact on the Company’s financial position from the transaction will depend on several factors, including the amount of net assets of DCMS at closing, the level of working capital, the timing of the occurrence of events that could impact the timing and amount of future payments, currency exchange rates, and the amount of taxes arising from the transaction in the US and Canada.

The Company’s Canadian operations constitute a separate reportable segment, and information with regard to the Canadian operations is disclosed at Note 7, Operating Segment Information.

Five facilities operated by DCMS are leased with terms expiring in May 2004. The related leases provide an option to purchase the facilities from the lessor for a total price of $30 million Canadian. The exercise of the option requires a six month notice. At the request of Holding, DCMS has notified the lessor of its intent to exercise this purchase option.

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

As of September 30, 2003, the Company operates 96 facilities, consisting of 62 nursing homes with 7,108 licensed beds and 34 assisted living facilities with 3,359 units. The Company owns 12 nursing homes, leases 38 others, and manages 12 nursing homes. The Company owns 15 assisted living facilities, leases seven others, and manages the remaining 12 assisted living facilities. The Company holds a minority interest in six of these managed assisted living facilities. The Company operates 48 nursing homes and 14 assisted living facilities in the United States and 14 nursing homes and 20 assisted living facilities in Canada. The Company operates facilities in Alabama, Arkansas, Florida, Kentucky, North Carolina, Ohio, Tennessee, Texas, West Virginia and the Canadian provinces of Alberta, British Columbia and Ontario.

Effective April 1, 2003, the Company entered into leases for four nursing home facilities in Florida that had previously been managed by the Company under management contracts. Accordingly, the results of operations of these facilities are included in the Company’s results of operations beginning April 1, 2003. The leases expire December 31, 2005. Lease payments of $1,498,000 are required each year. Additional rent may be imposed based on the profitability of the facilities. The Company evaluates such additional rentals each quarter and records additional expense as incurred. There was no additional rent incurred in the three and nine month periods ended September 30, 2003.

Under the terms of the previous management contracts, the Company was required to obtain professional liability insurance coverage for the four facilities and received reimbursement for the facilities’ pro rata share of premiums paid as well as any claims paid on behalf of the owner. Due to the recent deterioration of the financial condition of the owner and the terms of the owner’s mortgage on the facilities, the Company does not believe that the owner of the four facilities will in the future be able to reimburse the Company for costs incurred in connection with professional liability claims arising out of events occurring at the four facilities prior to the entry of the lease. As a result, the Company recorded a liability of approximately $4.3 million in the second quarter of 2003 to record obligations for possible professional liability costs relating to these facilities for which the Company does not anticipate receiving reimbursement from the owner of the facilities.

In August 2003, the Company entered into a definitive agreement to sell the stock of its wholly owned subsidiary, Diversicare Canada Management Services Co., Inc. (“DCMS”) to DCMS Holding, Inc. (“Holding”), a privately-owned Ontario corporation. As of September 30, 2003, DCMS operates 14 nursing homes and 20 assisted living facilities in the Canadian provinces of Ontario, British Columbia and Alberta.

The sale price is $16,500,000 Canadian, (approximately $12,200,000 US at the September 30, 2003 exchange rate). A deposit of $1,000,000 Canadian Dollars ($739,000 US) was made by the buyer following the signing of the definitive agreement and $7,500,000 Canadian ($5,500,000 US) will be received at closing. The balance of the sale price, $8,000,000 Canadian Dollars ($5,900,000 US), is scheduled to be received in annual installments on the anniversary of the closing of $600,000 Canadian ($443,000 US) for the first four years and a final installment of $5,600,000 Canadian ($4,139,000 US) on the fifth anniversary of closing. The sale price is subject to certain adjustments, depending on the level of working capital of the DCMS at the time of closing. The future payments may be accelerated upon the occurrences of certain events. At closing, the net proceeds from this transaction will be used to repay outstanding bank debt.

The transaction is subject to approval by Advocat’s stockholders and approval by Canadian regulatory authorities. In October 2003, the Company distributed a proxy statement soliciting stockholder approval, and scheduled a special meeting of stockholders for November 3, 2003.

As of November 3, 2003, the Company had received proxies representing approximately 44.5% of the outstanding shares marked to vote in favor of the transaction, 21.2% marked to vote against the transaction, and 0.7% marked to abstain from voting. Approval requires a majority of the Company’s outstanding shares voting in favor of the transaction. Because a majority of shares outstanding were neither voted to approve nor deny the transaction, the meeting was adjourned until November 21, 2003.

The amount of gain or loss the Company will report and the impact on the Company’s financial position from the transaction will depend on several factors, including the amount of net assets of DCMS at closing, the level of working capital, the timing of the occurrence of events that could impact the timing and amount of future payments, currency exchange rates, and the amount of taxes arising from the transaction in the US and Canada.

The Company’s Canadian operations constitute a separate reportable segment, and information with regard to the Canadian operations is disclosed at Note 7, Operating Segment Information, of the Notes to Interim Consolidated Financial Statements.

Five facilities operated by DCMS are leased with terms expiring in May 2004. The related leases provide an option to purchase the facilities from the lessor for a total price of $30 million Canadian. The exercise of the option requires a six month notice. At the request of Holding, DCMS has notified the lessor of its intent to exercise this purchase option.

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

Effective June 30, 2002, the Company terminated the lease on one additional assisted living facility. The Company is in a dispute with the owner of this property which will be the subject of an arbitration hearing expected to be held in 2004. The Company has accrued for the estimated costs associated with this arbitration hearing. The Company asserts that it was entitled to terminate the lease as a result of the landlord’s failure to correct construction defects at the facility. The Company seeks return of its $285,000 security deposit and cancellation of a $200,000 letter of credit. The landlord has asserted claims against the Company for unpaid rents, taxes and operating losses of at least $1.4 million.

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

Self-Insurance Reserves

Self insurance reserves primarily represent the accrual for self-insured risks associated with general and professional liability claims, employee health insurance and workers compensation. The self insurance reserves include a liability for reported claims and estimates for incurred but unreported claims. The Company’s policy with respect to a significant portion of the general and professional liability claims is to use an actuary to support the estimates recorded for the development of known claims and incurred but unreported claims. The Company’s health insurance reserve is based on known claims incurred and an estimate of incurred but unreported claims determined by an analysis of historical claims paid. The Company’s workers compensation reserve related to periods of self insurance prior to May 1997 and a high deductible policy issued July 1, 2002 through June 30, 2003, covering most of the Company’s employees in the United States. The reserve for workers compensation self insurance prior to May 1997 consists only of known claims incurred and the reserve is based on an estimate of the future costs to be incurred for the known claims. The reserve for the high deductible policy issued July 1, 2002 is based on known claims incurred and an estimate of incurred but not reported claims determined by an analysis of historical claims incurred. Expected insurance coverages are reflected as a reduction of the reserves. The self insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Professional liability claims are inherently uncertain and actual results could differ from estimates and cause the Company’s reported net income to vary significantly from period to period. The long-term care industry has seen a significant increase in claims based on alleged negligence by nursing homes and their employees in providing care to residents. As of September 30, 2003, the Company is the defendant in 47 such claims inclusive of years 1994 through 2003. This litigation will take many years to complete and additional claims which are as yet unasserted will likely arise. Based on historical claims experience, it is likely that payments required with respect to these claims plus unasserted claims will exceed the Company’s insurance coverage, and it is possible that these claims plus unasserted claims could exceed the Company’s reserves, which would have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

Certain per person annual Medicare reimbursement limits on therapy services, which had been temporarily suspended, became effective on September 1, 2003. The limits impose a $1,590 per patient annual ceiling on physical, speech and occupational therapy services. Pending legislation may suspend the limits again effective at some future date. While the Company is unable to quantify the impact that these new rules will have, it is expected that the reimbursement limitations, if not suspended further, will significantly reduce therapy revenues, and negatively impact the Company’s operating results.

Self-Insurance Reserves

During the past five years, the long-term care profession in the United States has experienced a dramatic increase in claims related to alleged negligence in providing care to its patients - the Company is no exception in this regard. As a result, the Company is a defendant in numerous pending liability claims, disputes and legal actions for professional liability and other related issues. As of September 30, 2003, the Company is engaged in 47 professional liability lawsuits, including 15, 13, and 7 in the states of Florida, Arkansas and Texas, respectively. On June 22, 2001, a jury in Mena, Arkansas issued a verdict in a professional liability lawsuit against the Company totaling $78.425 million. The Company appealed the verdict to the Arkansas Supreme Court in a hearing that took place March 13, 2003. On May 1, 2003, the Arkansas Supreme Court issued a decision on the Company’s appeal, reducing the damages to $26.425 million, plus interest from the date of the original verdict. The Company sought to obtain review of the appellate court’s judgment by the United States Supreme Court. On November 10, 2003, the U.S. Supreme Court denied the Company’s request for review. As a result, the $26.425 million judgment has been upheld. The Company believes the settlement amount, including accrued interest, will be within the Company’s insurance coverage.

The Company and its subsidiaries carry liability insurance up to certain limits for coverage of such claims. One policy covers both professional liability and general liability claims. However, the insurance coverage limits available to the Company have declined significantly beginning in 1999. Based on the insurance coverage in effect at the time of the Mena claim, the verdict amount has not been accrued. However, due to the increasing cost of professional liability claims against the Company and throughout the long-term care profession in general, the Company’s professional and general liability insurance premiums and deductible amounts increased substantially and insurance coverage limits decreased substantially during 1999 through 2002 and continuing for policy year 2003.

As a result of the substantial premium and deductible increases and insurance coverage limit decreases, effective March 9, 2002, the Company has obtained professional and general liability insurance coverage for its United States nursing homes and assisted living facilities that is estimated to be substantially less than the claims that could be incurred during the policy periods from March 9, 2002 through March 9, 2004 (policy years 2002 and 2003). As a result, the Company is effectively self-insured. For claims made after March 9, 2002, the Company maintains general and professional liability insurance with coverage limits of $250,000 per medical incident and total aggregate policy coverage limits of $1,000,000 per year for its long-term care and assisted living services. As of September 30, 2003, payments already made by the insurance carrier for these policies have consumed the available insurance for policy year 2002. The 2002 and 2003 policies are on a claims made basis and the Company is self-insured for the first $25,000 per occurrence with no aggregate limit. The Company provides reserves on an actuarial basis for known and expected claims incurred during the policy period.

For claims made during the period March 9, 2001 through March 9, 2002, the Company is self-insured for the first $50,000 per occurrence with no aggregate limit for the Company’s United States nursing homes. The policy has coverage limits of $2,000,000 per occurrence and $3,000,000 in the aggregate. As of September 30, 2003, payments already made by the insurance carrier for this policy have substantially consumed the remaining aggregate coverage amount. The Company provides reserves on an actuarial basis for known and expected claims incurred during the policy period. This policy is on a claims made basis. Effective October 1, 2001, the Company’s United States assisted living properties were added to the Company’s insurance program for United States nursing home properties.

For claims made during the period March 9, 2000 through March 9, 2001, the Company is self-insured for the first $500,000 per occurrence with no aggregate limit for the Company’s United States nursing homes. The policy has coverage limits of $1,000,000 per occurrence, $3,000,000 per location and $12,000,000 in the aggregate. The Company also maintains umbrella coverage of $15,000,000 in the aggregate for claims made during the period March 9, 2000 through March 9, 2001. As of September 30, 2003, payments already made by the insurance carriers for this policy year have reduced the remaining aggregate coverage amount. The Company provides reserves on an actuarial basis for known and expected claims incurred during the policy period. This policy is on a claims made basis.

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

In Canada, the Company’s professional liability claims experience and associated costs has been dramatically less than that in the United States. The Canadian facilities owned or leased by the Company are self-insured for the first $4,000 ($5,000 Canadian) per occurrence. The Company’s aggregate primary coverage limit with respect to Canadian operations is $1,478,000 ($2,000,000 Canadian). The Company also maintains a $3,696,000 ($5,000,000 Canadian) aggregate umbrella policy for claims in excess of the foregoing limits for these facilities.

The Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of approximately $48.1 million as of September 30, 2003. Such liabilities include estimates of legal costs. The Company believes that the $26.425 million monetary judgment in the professional liability lawsuit in Mena, Arkansas, will be covered by insurance pursuant to the 1997 and 1998 insurance programs. Based on the insurance coverage in effect at the time of the Mena claim, the verdict amount has not been accrued. However, to the extent the Company’s professional liability insurance pays large amounts with respect to this verdict, there may not be sufficient insurance coverage for other claims during the same time period. The ultimate results of all of the Company’s professional liability claims and disputes are unknown at the present time. There can be no assurance that verdicts against the Company will not exceed the policy limits of the Company’s insurance policies.

In addition, the payment of professional liability claims by the Company’s insurance carriers is dependent upon the financial solvency of the individual carriers. The Company is aware that two of its insurance carriers providing coverage for prior years claims have either been declared insolvent or are currently under rehabilitation proceedings. Any future judgments or settlements above the Company’s per occurrence, per location or umbrella coverage or not covered by insurance due to the insolvency of the insurance carrier could have a material adverse impact on the Company’s financial position, cash flows and results of operations. In addition, the ultimate payment of professional liability claims accrued as of September 30, 2003 and claims that could be incurred during 2003 could require cash resources during 2003 or thereafter that would be in excess of the Company’s available cash or other resources. These potential future payments could have a material adverse impact on the Company’s financial position and cash flows.

With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. Prior to that time, the Company was self-insured for the first $250,000, on a per claim basis, for workers’ compensation claims in a majority of its United States nursing facilities. However, the insurance carrier providing coverage above the Company’s self-insured retention has been declared insolvent by the applicable state insurance agency. As a result, the Company is completely self-insured for workers compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. For the policy period July 1, 2002 through June 30, 2003, the Company entered into a “high deductible” workers compensation insurance program covering the majority of the Company’s United States employees. Under the high deductible policy, the Company is self-insured for the first $25,000 per claim, subject to an aggregate maximum out of pocket cost of $1.6 million for the 12 month policy period. The Company has a letter of credit of $1.252 million securing its self-insured obligations under this program. The letter of credit is secured by a certificate of deposit of $1.252 million, which is reflected as “restricted cash” in the accompanying balance sheet. The reserve for the high deductible policy is based on known claims incurred and an estimate of incurred but not reported claims determined by an analysis of historical claims incurred. Effective June 30, 2003, the Company entered into a new workers compensation insurance program that provides traditional coverage for claims incurred with premium adjustments depending on incurred losses. The liability recorded by the Company for its obligations under workers’ compensation claims is $1.386 million as of September 30, 2003. The difference between actual settlements and reserves are included in expense in the year finalized.

The Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $934,000 at September 30, 2003. The differences between actual settlements and reserves are included in expense in the year finalized.

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

A recent fire at a skilled nursing facility in Tennessee with which the Company had no connection has caused legislators and others to focus on existing fire codes. In some instances these codes do not require that sprinklers be installed in all nursing facilities. Certain of the Company’s facilities do not have sprinkler systems. The Company believes that these facilities comply with existing fire codes. While the Company works to comply with all applicable codes and to ensure that all mechanical systems are working properly, a fire or a failure of such systems at one or more of the Company’s facilities, or changes in applicable safety codes or in the requirements for such systems, could have a material adverse impact on the Company.

Recently, government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of fraud and abuse statutes and regulations. Violations of these laws and regulations could result in exclusion from government health care programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time. The Company is currently subject to certain ongoing investigations, as described in Part II., Other Information – Item 1. Legal Proceedings.

Contractual Obligations and Commercial Commitments

The Company has certain contractual obligations as of September 30, 2003, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

			1 to 3	4 to 5	After
Contractual Obligations	Total	Less than 1 year	Years	Years	5 Years

Long-Term Debt	$15,238	$357	$8,499	$6,382	$0
Short-Term Debt	$43,016	$43,016	$0	$0	$0
Series B Preferred Stock	$4,064	$0	$0	$4,064	$0
Operating Leases	$250,458	$15,429	$28,253	$26,984	$179,792

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

Results of Operations

The following tables present the unaudited interim statements of operations and related data for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended
	September 30,

(in thousands)	2003	2002	Change	%

REVENUES:
Patient revenues	$49,446	$42,247	$7,199	17.0%
Resident revenues	5,666	5,773	(107)	(1.9)
Management fees	778	669	109	16.3
Equity in joint venture income	83	75	8	10.7
Interest	70	35	35	100.0

Net revenues	56,043	48,799	7,244	14.8

EXPENSES:
Operating	48,470	40,889	7,581	18.5
Lease	4,165	3,797	368	9.7
General and administrative	3,781	3,472	309	8.9
Interest	865	954	(89)	(9.3)
Depreciation and amortization	1,393	1,368	25	1.8
Asset impairment and non-recurring charges	—	527	(527)	(100.0)

Total expenses	58,674	51,007	7,667	15.0

LOSS BEFORE INCOME TAXES	(2,631)	(2,208)	(423)	19.2
PROVISION FOR INCOME TAX	150	132	18	13.6

NET LOSS	$(2,781)	$(2,340)	$(441)	18.8%

	Nine Months Ended
	September 30,

(in thousands)	2003	2002	Change	%

REVENUES:
Patient revenues	$137,608	$124,075	$13,533	10.9%
Resident revenues	17,489	23,589	(6,100)	(25.9)
Management fees	2,301	1,995	306	15.3
Equity in joint venture income	191	133	58	43.6
Interest	204	94	110	117.0

Net revenues	157,793	149,886	7,907	5.3

EXPENSES:
Operating	141,585	124,169	17,416	14.0
Lease	12,167	13,383	(1,216)	(9.1)
General and administrative	10,217	9,825	392	4.0
Interest	2,593	2,983	(390)	(13.1)
Depreciation and amortization	4,133	4,120	13	0.3
Asset impairment and non-recurring charges	364	1,591	(1,227)	(77.1)

Total expenses	171,059	156,071	14,988	9.6

LOSS BEFORE INCOME TAXES	(13,266)	(6,185)	(7,081)	114.5
PROVISION FOR INCOME TAXES	425	328	97	29.6

NET LOSS	$(13,691)	$(6,513)	$(7,178)	110.2%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

Percentage of Net Revenues	2003	2002	2003	2002

REVENUES:
Patient revenues	88.2%	86.6%	87.2%	82.8%
Resident revenues	10.1	11.8	11.1	15.7
Management fees	1.4	1.4	1.5	1.3
Equity in joint venture income	0.2	0.1	0.1	0.1
Interest	0.1	0.1	0.1	0.1

Net revenues	100.0	100.0	100.0	100.0

EXPENSES:
Operating	86.5	83.8	89.7	82.8
Lease	7.4	7.8	7.7	8.9
General and administrative	6.8	7.1	6.5	6.6
Interest	1.5	1.9	1.6	2.0
Depreciation and amortization	2.5	2.8	2.6	2.8
Asset impairment and non-recurring charges	—	1.1	0.3	1.0

Total expenses	104.7	104.5	108.4	104.1

LOSS BEFORE INCOME TAXES	(4.7)	(4.5)	(8.4)	(4.1)
PROVISION FOR INCOME TAXES	0.3	0.3	0.3	0.2

NET LOSS	(5.0)%	(4.8)%	(8.7)%	(4.3)%

Three Months Ended September 30, 2003 Compared With Three Months Ended September 30, 2002

The following discussion is significantly impacted by the termination of leases on 16 assisted living properties during 2002, one assisted living facility during 2003 and the closure of another assisted living facility in 2003 (the “Assisted Living Eliminated Operations”), the sale of one Florida nursing home in the fourth quarter of 2002, and the initiation of leases for four Florida nursing homes in 2003, as discussed in the overview at the beginning of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenues. Net revenues increased to $56.0 million in 2003 from $48.8 million in 2002, an increase of $7.2 million, or 14.8%. Patient revenues increased to $49.4 million in 2003 from $42.2 million in 2002, an increase of $7.2 million, or 17.0%. The increase in patient revenues is due to the new lease for four Florida nursing homes, increased Medicare utilization and increased Medicaid rates in certain states, partially offset by a 0.6% decline in census in the United States in 2003 as compared to 2002, the Florida nursing home sold in the fourth quarter in 2002 and the expiration of Medicare temporary payment increases effective October 1, 2002. As a percentage of total census in the United States, Medicare days increased to 10.7% in 2003 from 9.5% in 2002. Medicare revenues were 23.9% of patient revenue in 2003 and 24.5% in 2002, while Medicaid and similar programs were 63.4% in 2003 compared to 62.8% in 2002.

Resident revenues decreased to $5.7 million in 2003 from $5.8 million in 2002, a decrease of $107,000, or 1.9%. This decline is attributable to the Assisted Living Eliminated Operations and a decline in census in the United States in 2003 as compared to 2002.

Ancillary service revenues, prior to contractual allowances, increased to $8.8 million in 2003 from $7.2 million in 2002, an increase of $1.6 million, or 21.9%. The increase is primarily attributable to the new lease for four Florida nursing homes, partially offset by the Florida nursing home sold in the fourth quarter of 2002 and reductions in revenue availability under Medicare. Certain per person annual Medicare reimbursement limits on therapy services, which had been temporarily suspended, became effective on September 1, 2003. The limits impose a $1,590 per patient annual ceiling on physical, speech and occupational therapy services. Pending legislation may suspend the limits again effective at some future date. While the Company is unable to quantify the impact that these new rules will have, it is expected that the reimbursement limitations, if not suspended further, will significantly reduce therapy revenues, and negatively impact the Company’s operating results.

Management fee revenue increased to $778,000 in 2003 from $669,000 in 2002, an increase of $109,000, or 16.3%. The increase is primarily due to changes in the rate of currency exchange between the Canadian and U.S. dollars.

Operating Expense. Operating expense increased to $48.5 million in 2003 from $40.9 million in 2002, an increase of $7.6 million, or 18.5%. As a percentage of patient and resident revenues, operating expense increased to 87.9% in 2003 from 85.1% in 2002. The increase in operating expenses is primarily attributable to the operating costs of the four new leased Florida nursing homes, including costs of professional liability claims, and cost increases related to wages and benefits. Partially offsetting these increases are the Assisted Living Eliminated Operations and the sale of a Florida nursing home.

The largest component of operating expenses is wages, which increased to $25.6 million in 2003 from $22.1 million in 2002, an increase of $3.5 million, or 15.7%. This increase is primarily attributable to costs of the four new leased Florida nursing homes and an increase in wages as a result of competitive labor markets in most of the areas in which the Company operates. Partially offsetting this increase, the Company experienced a decrease in wages as a result of reduced costs associated with reduced census, the sale of a Florida nursing home and the Assisted Living Eliminated Operations.

The Company’s professional liability costs for United States nursing homes and assisted living facilities, including insurance premiums and reserves for self-insured claims, increased to $3.7 million in 2003 from $2.9 million in 2002, an increase of $711,000, or 24.1%. This increase is primarily attributed to expenses related to the four new leased Florida nursing homes. Professional liability costs include cash and non-cash charges recorded based on current actuarial reviews. The actuarial reviews include estimates of known claims and an estimate of claims that may have occurred, but have not yet been reported to the Company.

Lease Expense. Lease expense decreased to $4.2 million in 2003 from $3.8 million in 2002, an increase of $368,000, or 9.7%. The increase in lease expense is primarily attributable to the additional rent for the new Florida leased facilities.

General and Administrative Expense. General and administrative expense increased to $3.8 million in 2003 from $3.5 million in 2002. This increase is primarily due to increased compensation costs. As a percentage of total net revenues, general and administrative expense decreased to 6.8% in 2003 from 7.1% in 2002. This decrease as a percentage of revenue is attributable to the increased revenues as a result of the new Florida nursing home leases.

Interest Expense. Interest expense decreased to $865,000 in 2003 from $954,000 in 2002, a decrease of $89,000, or 9.3%. The decrease is primarily attributable to interest rate reductions on the Company’s variable rate debt and reduced interest rates on bank debt refinanced in 2002.

Depreciation and Amortization. Depreciation and amortization expenses totaled approximately $1.4 million in both 2003 and 2002.

Asset Impairment and Non-recurring Charges. The Company recorded the following charges during the third quarter of 2002:

Investment banker/consultant fees	$153,000
Terminated merger expenses	363,000
Assisted living lease termination	11,000

$527,000

Loss Before Income Taxes; Net Loss for Common Stock; Net Loss Per Common Share. As a result of the above, the loss before income taxes was $2.6 million in 2003 compared to $2.2 million in 2002. The income tax provision in 2003 and 2002 relates to U.S. state and Canadian provincial taxes. After preferred stock dividends of $70,000 in 2003 and $58,000 in 2002, net loss for common stock was $2.9 million in 2003 and $2.4 million in 2002. The basic and diluted loss per share was $0.52 each in 2003 as compared to $0.44 each in 2002.

Nine Months Ended September 30, 2003 Compared With Nine Months Ended September 30, 2002

The following discussion is significantly impacted by the termination of leases on 16 assisted living properties during 2002, one assisted living facility during 2003 and the closure of another assisted living facility in 2003 (the “Assisted Living Eliminated Operations”), the sale of one Florida nursing home in the fourth quarter of 2002, and the initiation of leases for four Florida nursing homes in 2003, as discussed in the overview at the beginning of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Revenues. Net revenues increased to $157.8 million in 2003 from $149.9 million in 2002, an increase of $7.9 million, or 5.3%. Patient revenues increased to $137.6 million in 2003 from $124.1 million in 2002, an increase of $13.5 million, or 10.9%. The increase in patient revenues is due to the new lease for four Florida nursing homes, increased Medicare utilization and increased Medicaid rates in certain states, partially offset by a 1.8% decline in census in the United States in 2003 as compared to 2002, the Florida nursing home sold in the fourth quarter in 2002 and the expiration of Medicare temporary payment increases effective October 1, 2002. As a percentage of total census in the United States, Medicare days increased to 11.0% in 2003 from 10.2% in 2002. Medicare revenues were 25.0% of patient revenue in 2003 and 26.0% in 2002, while Medicaid and similar programs were 62.0% in 2003 compared to 61.4% in 2002.

Resident revenues decreased to $17.5 million in 2003 from $23.6 million in 2002, a decrease of $6.1 million, or 25.9%. This decline is primarily attributable to the Assisted Living Eliminated Operations, which resulted in reduced revenue of approximately $7.0 million.

Ancillary service revenues, prior to contractual allowances, increased to $24.7 million in 2003 from $21.1 million in 2002, an increase of $3.6 million, or 17.0%. The increase is primarily attributable to increased Medicare census and the new lease for four Florida nursing homes, partially offset by the Florida nursing home sold in the fourth quarter of 2002 and reductions in revenue availability under Medicare. Certain per person annual Medicare reimbursement limits on therapy services, which had been temporarily suspended, became effective on September 1, 2003. The limits impose a $1,590 per patient annual ceiling on physical, speech and occupational therapy services. Pending legislation may suspend the limits again effective at some future date. While the Company is unable to quantify the impact that these new rules will have, it is expected that the reimbursement limitations, if not suspended further, will significantly reduce therapy revenues, and negatively impact the Company’s operating results.

Management fee revenue increased to $2.3 million in 2003 from $2.0 million in 2002, an increase of $306,000, or 15.3%. The increase is primarily due to changes in the rate of currency exchange between the Canadian and U.S. dollars.

Operating Expense. Operating expense increased to $141.6 million in 2003 from $124.2 million in 2002, an increase of $17.4 million, or 14.0%. As a percentage of patient and resident revenues, operating expense increased to 91.3% in 2003 from 84.1% in 2002. The increase in operating expenses is primarily attributable to the operating costs of the four new leased Florida nursing homes, including costs of professional liability claims, and cost increases related to wages and benefits. Partially offsetting these increases are the Assisted Living Eliminated Operations and the sale of a Florida nursing home.

The largest component of operating expenses is wages, which increased to $71.8 million in 2003 from $65.7 million in 2002, an increase of $6.1 million, or 9.3%. This increase is primarily attributable to costs of the four new leased Florida nursing homes and an increase in wages as a result of competitive labor markets in most of the areas in which the Company operates. Partially offsetting this increase, the Company experienced a decrease in wages as a result of reduced costs associated with reduced Medicaid census, the sale of a Florida nursing home and the Assisted Living Eliminated Operations.

The Company’s professional liability costs for United States nursing homes and assisted living facilities, including insurance premiums and reserves for self-insured claims, increased to $16.5 million in 2003 from $10.2 million in 2002, an increase of 6.2 million, or 60.9%. This increase is primarily attributed to $5.6 million in expenses related to the four new leased Florida nursing homes. Under the terms of the previous management contracts, the Company was required to obtain professional liability insurance coverage for the four facilities and received reimbursement for the facilities’ pro rata share of premiums paid as well as any claims paid on behalf of the owner. Due to the recent deterioration of the financial condition of the owner and the terms of the owner’s mortgage on the facilities, the Company does not believe that the owner of the four facilities will in the future be able to reimburse the Company for costs incurred in connection with professional liability claims arising out of events occurring at the four facilities prior to the entry of the lease. As a result, the Company recorded a liability of approximately $4.3 million in the second quarter of 2003 to record obligations for possible professional liability costs relating to these four facilities for which the Company does not anticipate receiving reimbursement from the owner of the facilities. Professional liability costs include cash and non-cash charges recorded based on current actuarial reviews. The actuarial reviews include estimates of known claims and an estimate of claims that may have occurred, but have not yet been reported to the Company.

Lease Expense. Lease expense decreased to $12.2 million in 2003 from $13.4 million in 2002, a decrease of $1.2 million, or 9.1%. The decrease in lease expense is primarily attributable to the Assisted Living Eliminated Operations, partially offset by additional rent for the new Florida leased facilities.

General and Administrative Expense. General and administrative expense increased to $10.2 million in 2003 from $9.8 million in 2002, an increase of $0.4 million, or 4.0%. The increase is primarily due to increased compensation costs. As a percentage of total net revenues, general and administrative expense decreased to 6.5% in 2003 from 6.6% in 2002. The decrease in general and administrative expense as a percentage of total net revenues is due to the increased revenues resulting from the new leased Florida nursing home operations.

Interest Expense. Interest expense decreased to $2.6 million in 2003 from $3.0 million in 2002, a decrease of $0.4 million, or 13.1%. The decrease is primarily attributable to interest rate reductions on the Company’s variable rate debt and reduced interest rates on bank debt refinanced in 2002.

Asset Impairment and Non-Recurring Charges. During the nine months ended September 30, 2003, the Company recorded charges of $344,000 related to the termination of a lease for an assisted living facility, and $20,000 to write down assets held for sale to estimated net realizable value. During the nine months ended September 30, 2002, the Company recorded the following charges:

Investment banker/consultant fees	$153,000
Terminated merger expenses	363,000
Assets held for sale – write down to net realizable value	404,000
Assisted living lease termination	671,000

$1,591,000

Depreciation and Amortization. Depreciation and amortization expenses totaled approximately $4.1 million in both 2003 and 2002.

Loss Before Income Taxes; Net Loss for Common Stock; Net Loss Per Common Share. As a result of the above, the loss before income taxes was $13.3 million in 2003 compared to $6.2 million in 2002. The income tax provision in 2003 and 2002 relates to U.S. state and Canadian provincial taxes. After preferred stock dividends of $206,000 in 2003 and $173,000 in 2002, net loss for common stock was $13.9 million in 2003 and $6.7 million in 2002. The basic and diluted loss per share were $2.53 each in 2003 as compared to $1.22 each in 2002.

Liquidity and Capital Resources

At September 30, 2003, the Company had negative working capital of $57.7 million and a current ratio of 0.31, compared with negative working capital of $58.8 million and a current ratio of 0.29 at December 31, 2002. The Company has incurred losses during 2003, 2002, and 2001 and has limited resources available to meet its operating, capital expenditure and debt service requirements during 2003.

Certain of the Company’s debt agreements contain various financial covenants, the most restrictive of which relate to current ratio requirements, tangible net worth, cash flow, net income (loss), required insurance coverages, and limits on the payment of dividends to shareholders. As of September 30, 2003, the Company was not in compliance with certain of the financial covenants contained in the Company’s debt and lease agreements. The Company has not obtained waivers of the non-compliance. Cross-default or material adverse change provisions contained in the debt agreements allow the holders of substantially all of the Company’s debt to demand immediate repayment. The Company would not be able to repay this indebtedness if the applicable lenders demanded repayment. Although the Company does not anticipate that such demand will be made, the continued forbearance on the part of the Company’s lenders cannot be assured at this time. Given that events of default exist under the Company’s working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances.

As of September 30, 2003, the Company has $43.4 million of scheduled debt maturities that must be repaid or refinanced during the next twelve months. As a result of these maturities, covenant non-compliance and other cross-default provisions, the Company has classified a total of $52.2 million of debt as current liabilities as of September 30, 2003.

In July 2003, the Company entered into an agreement to extend the maturities of certain borrowings from a commercial finance company. The new agreement extended the maturities of outstanding indebtedness with an aggregate balance of $23.2 million at September 30, 2003 from July 1, 2003 to June 30, 2004.

In August 2003, the Company entered into an agreement to extend the maturities of certain borrowings from a bank lender, including the Company’s working capital line of credit. The new agreement extended the maturities of outstanding indebtedness with an aggregate balance of $14.3 million at September 30, 2003 from July 11, 2003 to January 9, 2004.

The existing events of default under the Company’s debt agreements could lead to actions by the lenders that could result in an event of default under the Company’s lease agreements covering a majority of its United States nursing facilities. Should such a default occur in the related lease agreements, the lessor would have the right to terminate the lease agreements and assume operating rights with respect to the leased properties. The net book value of property and equipment, including leasehold improvements, related to these facilities total approximately $4.3 million as of September 30, 2003. A default in these lease agreements would also give the holder of the Series B Redeemable Convertible Preferred Stock the right to require the Company to redeem those shares.

Beginning October 1, 2002, the Company’s Medicare reimbursement was reduced by an estimated $368,000 per month, as a result of the expiration of temporary add-on legislation (See “Medicare Reimbursement”). Management continues to focus on efforts to increase revenues and to minimize future expense increases through the elimination of excess operating costs. Management is also attempting to minimize professional liability claims in the future periods by vigorously defending the Company against all such claims and through the additional supervision and training of staff employees. The Company is unable to predict if it will be successful in reducing operating losses, in negotiating waivers, amendments, or refinancings of outstanding debt, or if the Company will be able to meet any amended financial covenants in the future. Any demands for repayment by lenders, the inability to obtain waivers or refinance the related debt, the termination of the lease agreements or entry of a final judgment in a material amount for a professional or general liability claim would have a material adverse impact on the financial position, results of operations and cash flows of the Company. If the Company is unable to generate sufficient cash flow from its operations or successfully negotiate debt or lease amendments, or is subject to a significant judgment not covered by insurance, the Company may have to explore a variety of other options, including but not limited to other sources of equity or debt financings, asset dispositions, or relief under the United States Bankruptcy Code. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern. The independent public accountant’s report on the Company’s financial statements at December 31, 2002 included a paragraph with regards to the uncertainties of the Company’s ability to continue as a going concern.

As of September 30, 2003, the Company had no borrowings under its working capital line of credit. The total maximum outstanding balance of the working capital line of credit, including letters of credit outstanding, is $2.5 million. There are certain restrictions based on certain borrowing base restrictions. As of September 30, 2003, the Company had $200,000 of letters of credit outstanding with the same bank lender, which further reduce the maximum available amount outstanding under the working capital line of credit. As of September 30, 2003, the Company had total additional borrowing availability of $2.3 million under its working capital line of credit. The working capital line of credit matures January 2004 with interest at either LIBOR plus 2.50% or the bank’s prime rate plus .50% (up to a maximum of 9.50%). Given the Company’s default under its credit facility, no assurance can be given that the bank will allow the Company to draw under its working capital line of credit. At a minimum, the Company’s cash requirements during the next twelve months include funding operations (including potential payments related to professional liability claims), capital expenditures, scheduled debt service, and working capital requirements. No assurance can be given that the Company will have sufficient cash to meet these requirements.

Effective March 9, 2001, the Company has obtained professional liability insurance coverage that, based on historical claims experience, is estimated to be substantially less than the claims that could be incurred during 2001, 2002 and 2003 and is less than the coverage required by certain of the Company’s debt and lease agreements. The ultimate payments on professional liability claims accrued as of September 30, 2003 and claims that could be incurred during 2003 could require cash resources during 2003 or thereafter that would be in excess of the Company’s available cash or other resources.

Net cash provided by operating activities totaled $2.6 million and $9.5 million in 2003 and 2002, respectively. These amounts primarily represent the cash flows from net operations plus changes in non-cash components of operations and by working capital changes.

Net cash used in investing activities totaled $2.2 million and $2.9 million in 2003 and 2002, respectively. These amounts primarily represent purchases of property plant and equipment and investments in and advances to joint ventures. The Company has used between $2.4 million and $4.3 million for capital expenditures in the three calendar years ending December 31, 2002. Substantially all such expenditures were for facility improvements and equipment, which were financed principally through working capital. For the year ending December 31, 2003, the Company anticipates that capital expenditures for improvements and equipment for its existing facility operations will be approximately $4.0 million. During the nine month periods ended September 30, 2003 and 2002, the Company received distributions from joint ventures in the amount of $714,000 and $471,000, respectively. In general, the Company has been appointed as manager of the joint venture properties.

Net cash used in financing activities totaled $2.1 million and $4.7 million in the nine month periods ended September 30, 2003 and 2002, respectively. The net cash used in financing activities primarily represents net proceeds from issuance and repayment of debt.

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

Accounts receivable attributable to the provision of patient and resident services at September 30, 2003 and December 31, 2002, totaled $16.5 million and $14.2 million, respectively, representing approximately 28 and 26 days in accounts receivable, respectively. Accounts receivable from the provision of management services were $292,000 and $475,000 at September 30, 2003 and December 31, 2002, respectively, representing approximately 35 and 61 days in accounts receivable, respectively. The allowance for bad debt was $2.5 million and $2.2 million at September 30, 2003 and December 31, 2002, respectively.

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

Stock Exchange

The Company’s stock is quoted on the NASD’s OTC Bulletin Board under the symbol AVCA.

Inflation

Management does not believe that the Company’s operations have been materially affected by inflation. The Company expects salary and wage increases for its skilled staff to continue to be higher than average salary and wage increases, as is common in the health care industry.

Recent Accounting Pronouncements

During the third quarter of 2003, the Company adopted Statement of Financial Accounting Standards No. (“SFAS”) 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” and SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activity.” The adoption of these statements did not have any effect on the Company’s financial position or results of operations.

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

The chief market risk factor affecting the financial condition and operating results of the Company is interest rate risk. As of September 30, 2003, the Company had outstanding borrowings of approximately $58.3 million, including $22.3 million in fixed-rate borrowings and $36.0 million in variable-rate borrowings. In the event that interest rates were to change 1%, the impact on future cash flows would be approximately $360,000 annually, representing the impact of increased interest expense on variable rate debt.

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

As of September 30, 2003, the Company is engaged in 47 professional liability lawsuits, including 15, 13, and 7 in the states of Florida, Arkansas and Texas, respectively. On June 22, 2001, a jury in Mena, Arkansas, issued a verdict in a professional liability lawsuit against the Company totaling $78.425 million. The Company appealed the verdict to the Arkansas Supreme Court in a hearing that took place March 13, 2003. On May 1, 2003, the Arkansas Supreme Court issued a decision on the Company’s appeal, reducing the damages to $26.425 million, plus interest from the date of the original verdict. The Company sought to obtain review of the appellate court’s judgment by the United States Supreme Court. On November 10, 2003, the U.S. Supreme Court denied the Company’s request for review. As a result, the $26.425 million judgment has been upheld. The Company believes the settlement amount, including accrued interest, will be within the Company’s insurance coverage. Based on the insurance coverage in effect at the time of the claim, the verdict amount has not been accrued. However, to the extent the Company’s professional liability insurance pays large amounts with respect to this verdict, there may not be sufficient insurance coverage for other claims during the same time period. The ultimate results of all of the Company’s professional liability claims and disputes are unknown at the present time. There can be no assurance that verdicts against the Company will not exceed the policy limits of the Company’s insurance policies.

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

In addition to the false claims actions described above, the Company has also received notices from CMS concerning post-payment medical reviews of claims for several of the Company’s Texas facilities. The reviews have resulted in the denial of previously paid claims for infusion therapy and certain other therapy services rendered by outside providers to patients at the Company’s facilities for the years 1996 through 1999. The government has recovered $366,000 as of September 30, 2003, and may continue to recover, some of the alleged overpayment amounts by offset against current amounts due the facilities.

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

The Company cannot currently predict with certainty the ultimate impact of the above cases on the Company’s financial condition, cash flows or results of operations. An unfavorable outcome in any of the lawsuits, any investigation or lawsuit alleging violations of elderly abuse laws, or any state or Federal False Claims Act case could subject the Company to fines, penalties and damages. Moreover, the Company could be excluded from the Medicare, Medicaid or other state or federally-funded health care programs, which could have a material adverse impact on the Company’s financial condition, cash flows or results of operations.

As described in the Overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company is in a dispute with the owner of an assisted living facility in which the Company terminated the lease. This dispute will be the subject of an arbitration hearing expected to be held in 2004. The Company has accrued for the estimated costs associated with this arbitration hearing. The Company asserts that it was entitled to terminate the lease as a result of the landlord’s failure to correct construction defects at the facility. The Company seeks return of its $285,000 security deposit and cancellation of a $200,000 letter of credit. The landlord has asserted claims against the Company for unpaid rents, taxes and operating losses of at least $1.4 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

The Company is not currently in compliance with certain covenants of its loan agreements and certain other indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	The exhibits filed as part of this report on Form 10-Q are listed in the Exhibit Index immediately following the signature page.

(b)	Reports on Form 8-K:

Form 8-K filed on August 14, 2003 for a press release reporting the Company’s results of operations for the quarter ending June 30, 2003.

Form 8-K filed on September 2, 2003 to announce the signing of a definitive agreement to sell the Company’s Canadian subsidiary.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVOCAT INC.

November 14, 2003	By:	/s/ William R. Council, III

William R. Council, III
President and Chief Executive Officer, Principal Executive Officer
and An Officer Duly Authorized to Sign on Behalf of the Registrant

	By:	/s/ L. Glynn Riddle, Jr.

L. Glynn Riddle, Jr.
Vice President and Chief Financial Officer, Secretary
Principal Accounting Officer and
An Officer Duly Authorized to Sign on Behalf of the Registrant

Exhibit
Number	Description of Exhibits

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-76150 on Form S-1)

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 33-76150 on Form S-1)

3.3	Amendment to Certificate of Incorporation dated March 23, 1995 (incorporated by reference to Exhibit A of Exhibit 1 to the Company’s Form 8-A filed March 30, 1995)

3.4	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.4 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company’s Registration Statement No. 33-76150 on Form S-1)

4.2	Amended and Restated Rights Agreement dated as of December 7, 1998 (incorporated by reference to Exhibit 1 to Form 8-A/A filed December 7, 1998)

10.1	Share Purchase Agreement dated as of August 25, 2003 by and between Diversicare Leasing Corp., a Tennessee corporation, Advocat Inc., a Delaware corporation, Diversicare Canada Management Services Co., Inc., an Ontario corporation, and DCMS Holdings Inc., an Ontario corporation (incorporated by reference to Annex A to the Company’s Proxy Statement filed October 6, 2003)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).