Form 10-K
period 2003-12-31
ADVOCAT INC
filed 2004-03-26
CIK 919956

FORM 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from               to             .

Commission file number 1-12996

ADVOCAT INC.
(Exact name of registrant as specified in its charter)

Delaware	62-1559667

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

277 Mallory Station Road, Suite 130, Franklin, TN	37067

(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer as defined in Exchange Act Rule 12b-2. Yes [   ] No [X].

The aggregate market value of Common Stock held by non-affiliates on June 30, 2003 (based on the closing price of such shares on the NASD OTC Market) was $355,829. For purposes of the foregoing calculation only, all directors, named executive officers and persons known to the Registrant to be holders of 5% or more of the Registrant’s Common Stock have been deemed affiliates of the Registrant.

On March 15, 2004, 5,608,287 shares of the registrant’s $0.01 par value Common Stock were outstanding.

Documents Incorporated by Reference:

The following documents are incorporated by reference into Part I, Item 5 and Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K: The Registrant’s definitive proxy materials for its 2004 annual meeting of stockholders.

PART I

ITEM 1. BUSINESS

Introductory Summary.

Advocat Inc. (together with its subsidiaries, “Advocat” or the “Company”) provides long-term care services to nursing home patients and residents of assisted living facilities in nine states, primarily in the Southeast, and three Canadian provinces.

The Company’s objective is to become the provider of choice of health care and related services to the elderly in the communities in which it operates. Advocat will continue to implement its operating strategy of (i) providing a broad range of cost-effective elder care services; (ii) increasing occupancy in its nursing homes and assisted living facilities through an increased emphasis on attracting and retaining patients and residents; and (iii) clustering its operations on a regional basis. Key elements of the Company’s growth strategy are to increase revenue and profitability at existing facilities and pursue additional management contract opportunities. The Company’s financial position significantly limits its strategic opportunities to non-capital intensive opportunities.

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

Material Corporate Developments and Risk Factors.

There have been a number of material developments both within the Company and the long-term care industry. These developments have had and are likely to continue to have a material impact on the Company. This section summarizes these developments, as well as other risks, that should be considered by stockholders and prospective investors in the Company.

Self-Insured Professional Liability Exposure

The entire long-term care profession in the United States has experienced a dramatic increase in claims related to alleged negligence and malpractice in providing care to its patients and the Company is no exception in this regard. The Company has numerous pending liability claims, disputes and legal actions for professional liability and other related issues. The Company has limited, and sometimes no, professional liability insurance with respect to many of these claims. In the event a significant judgment is entered against the Company in one or more of these legal actions in which there is no or insufficient professional liability insurance, the Company does not anticipate that it will have the ability to pay such a judgment or judgments. See “Item 1. Business – Insurance.” for a more detailed discussion of the Company’s professional liability insurance. See “Item 3. Legal Proceedings.” for further descriptions of pending claims, and see

“Item 7. Management’s Discussion and Analysis of Financial Condition – Liquidity and Capital Resources.” for discussion of the Company’s ability to meet its anticipated cash needs.

In addition, due to the Company’s past claims experience and increasing cost of claims throughout the long-term care industry, the premiums paid by the Company for professional liability and other liability insurance exceeds the coverage purchased so that it costs more than $1 to purchase $1 of insurance coverage. For this reason, effective March 9, 2002, the Company has purchased professional liability insurance coverage for its United States nursing homes and assisted living facilities that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. As a result, the Company is effectively self-insured and expects to remain so for the foreseeable future. See “Item 1. Business – Insurance.”

Operating Losses

The Company has incurred operating losses during each of the three years in the period ended December 31, 2003 and has limited resources available to meet its operating, capital expenditure and debt service requirements during 2004. The Company has a working capital deficit of $53.3 million as of December 31, 2003. No assurance can be given that the Company will achieve profitable operations during 2004.

The Company cannot assure that existing cash or cash flows generated from operations or other sources will be sufficient to fund existing debt obligations, any judgments that may be entered against the Company in litigation or future capital and working capital requirements through fiscal year 2004. At a minimum, the Company’s cash requirements during 2004 include funding operations (including potential payments related to professional liability claims), capital expenditures, scheduled debt service, and working capital requirements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Financial Resources.”

Fluctuations in Earnings or Losses

In the fourth quarter of 2003, the Company reported income from continuing operations of $1.9 million, primarily as a result of a non-cash expense reduction of $5.8 million resulting from a downward adjustment in the Company’s accrual for self-insured risks associated with the settlement of certain professional liability claims. While this adjustment to the accrual resulted in reported income, it did not generate cash because the accrual is not funded by the Company. As of December 31, 2003, the Company has reported a liability of $47.2 million, including reported professional liability claims and estimates for incurred but unreported claims. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof. These self-insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Any increase in the accrual decreases income in the period, and any reduction in the accrual increases income during the period. Although the Company retains a third-party actuarial firm to assist management in estimating the appropriate accrual for these claims, professional liability claims are inherently uncertain, and the liability associated with anticipated claims is very difficult to estimate. As a result, the Company’s actual liabilities may vary significantly from the accrual, and the amount of the accrual may fluctuate by a material amount in any given quarter. Each change in the amount of this accrual will directly affect the Company’s reported earnings for the period in which the change in accrual is made.

Current Debt Maturities and Financial Covenant Non-Compliance

The Company has $42.5 million of scheduled debt maturities in 2004. In addition, certain of the Company’s debt agreements contain various financial covenants, the most restrictive of which relate to current ratio requirements, tangible net worth, cash flow, net income (loss), required insurance coverage and limits on the payment of dividends to shareholders. As of December 31, 2003, the Company was not in compliance with certain of these financial covenants. The Company has not obtained waivers of the non-compliance. Cross-default or material adverse change provisions contained in the debt agreements allow the holders of substantially all of the Company’s debt to demand immediate repayment. The Company would not be able to repay this indebtedness if the applicable lenders demanded repayment. Although the Company does not anticipate that such demands will be made, the continued forbearance on the part of the Company’s lenders cannot be assured at this time. Given that events of default exist under the Company’s working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances. Any demands for repayment by lenders or the inability to obtain waivers or refinance the related debt would have a material adverse impact on the financial position, results of operations and cash flows of the Company. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Financial Resources.”

Cross-Defaults Under Debt, Leases and Management Agreements.

As noted above, as of December 31, 2003, the Company was not in compliance with certain of its debt covenants. An event of default under the Company’s debt agreements could lead to actions by the lenders that could result in an event of default under the Company’s lease agreements covering a majority of its United States nursing facilities. In addition, the Company has obtained professional liability insurance coverage for its United States nursing homes that is less than amounts required in the Omega Master Lease. The Company has not obtained waivers of the non-compliance. The Master Lease provides that a default with respect to one facility is a default with respect to the entire Master Lease. The Company also leases eight facilities and manages nine facilities owned by Counsel Corporation or its affiliates. A default under any one of these agreements constitutes a default under all of the leases and management agreements with Counsel Corporation. Finally, three management contracts that cover two, four and seven nursing homes, respectively, provide that a default with respect to any facility under any one of the management contracts is a default with respect to all facilities under such management contracts. In addition, certain of the Company’s debt agreements provide that a default under any of the Company’s leases or management agreements constitutes a default under the debt agreements. Should such a default occur in the related lease agreements, the lessor would have the right to terminate the lease agreements.

Health Care Industry

The health care industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government health care program participation requirements, reimbursement for patient services, quality of resident care and Medicare and Medicaid fraud and abuse (collectively the “Health Care Laws”). Changes in these laws and regulations, such as reimbursement policies of Medicare and Medicaid programs as a result of budget cuts by federal and state governments or other legislative and regulatory actions, have had a material adverse effect on the profession and the Company’s consolidated financial position, results of operations, and cash flows. Future federal budget legislation and federal and state regulatory changes may negatively impact the Company. See “Item 1. Business – Government Regulation and Reimbursement.”

Dependence on Reimbursement by Third-Party Payors.

Substantially all of the Company’s nursing home revenues are directly or indirectly dependent upon reimbursement from third-party payors, including the Medicare and Medicaid programs, and private insurers. For the year ended December 31, 2003, the Company’s patient and resident revenues from continuing operations derived from Medicaid, Medicare and private pay sources were approximately 63.0%, 24.6%, and 12.4%, respectively.. Changes in the mix of the Company’s patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may affect the Company’s net revenues and profitability. The net revenues and profitability of the Company are also affected by the continuing efforts of all payors to contain or reduce the costs of health care. Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue.

Under the current law, Medicare reimbursements for nursing facilities were reduced following the October 1, 2002 expiration of two temporary payment increases enacted as part of earlier Medicare enhancement bills. There are two additional payment increases that were originally scheduled to expire October 1, 2002. In August 2003, the Centers for Medicare & Medicaid Services (“CMS”) announced that the expiration of these payment increases has been postponed until at least October 1, 2004. However, President Bush’s proposed fiscal year 2005 budget indicates that the refinements will not be implemented before September 30, 2005. The August 2003 CMS rule also included an inflation update and a correction of past forecast errors that together increase the fiscal year 2004 skilled nursing facility PPS base rates by a total of 6.26%.

A number of state governments, including several of the Company’s operating states, have announced projected budget shortfalls and/or deficit spending situations. Possible actions by these states include reductions of Medicaid reimbursement to providers such as the Company or the failure to increase Medicaid reimbursements to cover increased operating costs.

Any changes in reimbursement levels or in the timing of payments under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on the Company’s net revenues and net income. The Company is unable to predict what reform proposals or reimbursement limitations will be adopted in the future or the effect such changes will have on its operations. No assurance can be given that such reforms will not have a material adverse effect on the Company. See “Item 1. Business – Government Regulation and Reimbursement.”

Government Regulation.

The United States government, the Canadian government, and all states and provinces in which the Company operates regulate various aspects of its business. Various federal, state and provincial laws regulate relationships among providers of services, including employment or service contracts and investment relationships. The operation of long-term care facilities and the provision of services are also subject to extensive federal, state, provincial and local laws relating to, among other things, the adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, environmental compliance, compliance with the Americans with Disabilities Act, fire prevention and compliance with building codes. A recent fire at a skilled nursing facility in Tennessee with which the Company had no connection has caused legislators and others to focus on existing fire codes. In some instances these codes do not require that sprinklers be installed in all nursing facilities. Certain of the Company’s facilities do not have sprinkler systems. The Company believes that these facilities comply with existing fire codes. While the Company works to comply with all applicable codes and to ensure that all mechanical systems are working properly, a fire or a failure of such systems at one or more of the Company’s facilities, or changes in applicable safety codes or in the requirements for such systems, could have a material adverse impact on the Company.

Long-term care facilities are also subject to periodic inspection to assure continued compliance with various standards and licensing requirements under state law, as well as with Medicare and Medicaid conditions of participation. The failure to obtain or renew any required regulatory approvals or licenses could adversely affect the Company’s growth and could prevent it from offering its existing or additional services. In addition, health care is an area of extensive and frequent regulatory change. Changes in the laws or new interpretations of existing laws can have a significant effect on methods and costs of doing business and amounts of payments received from governmental and other payors. The Company’s operations could be adversely affected by, among other things, regulatory developments such as mandatory increases in the scope and quality of care to be afforded patients and revisions in licensing and certification standards. The Company at all times attempts to comply with all applicable laws; however, there can be no assurance that new legislation or administrative or judicial interpretation of existing laws or regulations will not have a material adverse effect on the Company’s operations or financial condition. See “Item 1. Business – Government Regulation and Reimbursement.”

Increased Regulatory Scrutiny.

The Office of Inspector General (“OIG”), the enforcement arm of the Medicare program, announced in its work plan for 2002 that it intended to increase scrutiny of nursing homes. Compliance review has focused on quality of care, medical necessity of mental health services, and documentation of therapy services, among other concerns. The OIG’s 2004 work plan indicates that quality and survey deficiencies will continue to be an investigative focus in 2004.

The Company cannot predict the likelihood, scope or outcome of any such investigations on its facilities.

On August 5, 2002, the Company was served in a lawsuit filed by the State of Arkansas styled Arkansas v. Diversicare Leasing Corp. d/b/a Eureka Springs Nursing & Rehabilitation Center, et. al., case number 02-6822 in the Circuit Court of Pulaski County, Arkansas. The allegations against the Company include violations of the Arkansas Abuse of Adults Act and violation of the Arkansas Medicaid False Claims Act with respect to a resident of the Eureka Springs facility. This action is scheduled for trial on September 13, 2004. On February 18, 2004, the Company was served in six additional lawsuits filed by the State of Arkansas in the Circuit Court of Pulaski County, Arkansas. The six lawsuits involve fifteen patients at five nursing homes operated by the Company in Arkansas and also allege violations of the Arkansas Abuse of Adults Act and the Arkansas Medicaid False Claims Act. The six complaints, in the aggregate, seek actual damages totaling approximately $250,000 and fines and penalties in excess of $45 million. No trial date has been set in these six actions. However, the Company cannot currently predict with certainty the ultimate impact of the above cases on the Company’s financial condition, cash flows or results of operations. The Company intends to vigorously defend itself against the allegations in all of these lawsuits.

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

Anti-takeover Considerations.

The Company is authorized to issue up to 400,000 shares of preferred stock, the rights of which may be fixed by the Board of Directors without shareholder approval. In November 2000, the Company issued 393,658 shares of the Company’s Series B Redeemable Convertible Preferred Stock to Omega Healthcare Investors, Inc. in connection with the Settlement and Restructuring Agreement. In March 1995, the Board of Directors approved the adoption of a Shareholder Rights Plan (the “Plan”). The Plan is intended to encourage potential acquirors to negotiate with the Company’s Board of Directors and to discourage coercive, discriminatory and unfair proposals. The Company’s stock incentive plans provide for the acceleration of the vesting of options in the event of certain changes in control (as defined in such plans). The Company’s Certificate of Incorporation (the “Certificate”) provides for the classification of its Board of Directors into three classes, with each class of directors serving staggered terms of three years. The Company’s Certificate requires the approval of two-thirds of the outstanding shares to amend certain provisions of the Certificate. Section 203 of the Delaware General Corporate Law restricts the ability of a Delaware corporation to engage in any business combination with an interested stockholder. Provisions in the executive officers’ employment agreements provide for post-termination compensation, including payment of amounts up to 2.5 times their annual salary, following certain changes in control. Certain changes in control of the Company also constitute an event of default under the Company’s bank credit facility. The foregoing matters may, together or separately, have the effect of discouraging or making more difficult an acquisition or change of control of the Company.

Business.

Advocat provides a broad range of long-term care services to the elderly including assisted living, skilled nursing and ancillary health care services. As of December 31, 2003, Advocat’s portfolio includes 100 facilities composed of 62 nursing homes containing 7,080 licensed beds and 38 assisted living facilities containing 3,965 units. In comparison, at December 31, 2002, the Company operated 98 facilities composed of 62 nursing homes containing 7,138 licensed beds and 36 assisted living facilities containing 3,499 units. Within the current portfolio, 28 facilities are managed on behalf of other owners, 22 of which are on behalf of unrelated owners and six in which the Company holds a minority equity interest. The remaining facilities, consisting of 45 leased and 27 owned facilities, are operated for the Company’s own account. In the United States, the Company operates 48 nursing homes and 14 assisted living facilities, and in Canada, the Company operates 14 nursing homes and 24 assisted living facilities. As discussed below under “Discontinued Operations,” the Company has entered into an agreement to sell its Canadian operations.

The Company’s facilities provide a range of health care services to its residents. In addition to the nursing and social services usually provided in long-term care facilities, the Company offers a variety of rehabilitative, nutritional, respiratory, and other specialized ancillary services. As of December 31, 2003, the Company operates facilities in Alabama, Arkansas, Florida, Kentucky, North Carolina, Ohio, Tennessee, Texas, West Virginia, and the Canadian provinces of Ontario, British Columbia and Alberta.

The Company, in its role as owner, lessee, or manager, is responsible for the day-to-day operations of all operated facilities. These responsibilities include recruiting, hiring, and training all nursing and other personnel, and providing resident care, nutrition services, marketing, quality improvement, accounting, and data processing services for each facility. The lease agreements pertaining to the Company’s 45 leased facilities are “triple net” leases, requiring the Company to maintain the premises, pay taxes and pay for all utilities. The leases typically provide for an initial term of 2 1/2 to 15 years with renewal options up to 10 years. The average remaining term of the Company’s lease agreements, including renewal options, is approximately 12.5 years.

As compensation for providing management services, the Company earns a management fee, which in 2003 averaged approximately 3.9% of the facilities’ net patient revenues. Of the Company’s 28 management agreements, none have more than five years remaining on their current terms, 9 have from one to four years remaining on their current terms and 19 have a current term expiring within one year, with an average remaining life of approximately 1.1 years for all contracts. Currently, all of the Company’s management contracts are part of its Canadian operations, and are presented in the Company’s consolidated financial statements as discontinued operations.

Discontinued Operations.

In August 2003, the Company entered into a definitive agreement to sell the stock of its wholly owned subsidiary, Diversicare Canada Management Services Co., Inc. (“DCMS”), the Company’s Canadian operations, to DCMS Holding, Inc. (“Holding”), a privately-owned Ontario corporation. The transaction was approved by the Company’s shareholders on November 21, 2003, but as of March 26, 2004, remains subject to approval by regulatory authorities in Canada. Management expects to receive regulatory approval and close the transaction during the second quarter of 2004. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the consolidated financial statements of the Company have been reclassified to reflect DCMS as a discontinued operation.

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

Since the enactment of the Balanced Budget Act (“BBA”) in 1997, numerous changes affecting government funding levels of the nursing home industry have resulted. See “Item 1. Business – Government Regulation and Reimbursement – Medicare and Medicaid.” While the ultimate impact of the BBA on nursing homes is presently unknown, management believes there are a number of significant trends that will support the continued growth of the assisted living and nursing home segments of the long-term care industry, including:

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

     Limited Supply of Facilities. As the nation’s elderly population continues to grow, life expectancy continues to expand, and there continue to be limitations on granting Certificates of Need (“CON’s”) for new skilled nursing facilities, management believes that there will be continued demand for skilled nursing beds in the markets in which the

Company operates. The majority of states have adopted CON, or similar statutes, requiring that prior to the addition of new skilled beds, any new services, or making certain capital expenditures, a state agency must determine that a need exists for the new beds or proposed activities. The Company believes that this CON process tends to restrict the supply and availability of licensed skilled nursing facility beds. High construction costs, limitations on state and federal government reimbursement for the full costs of construction, and start-up expenses also act to restrict growth in the supply for such facilities. At the same time, skilled nursing facility operators are continuing to focus on improving occupancy and expanding services to include high acuity subacute patients, who require significantly higher levels of skilled nursing personnel and care. Although many states do not require CON’s for assisted living facilities, some states impose additional limitations on the supply of these facilities. For example, North Carolina has imposed a moratorium on any addition of new beds unless there is a demonstrated need based on several criteria, such as those items noted in the original language of the law stating that county vacancy rates are less than 15%, as well as other specific factors.

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

Nursing Home and Assisted Living Facility Services.

Operations. As of December 31, 2003, the Company operates 62 nursing homes with 7,080 licensed beds and 38 assisted living facilities with 3,965 units as set forth below:

	United States		Canada(2)
	Facilities	Licensed Beds	Facilities	Licensed Beds
Nursing Homes:
Owned	10	946	2	176
Leased	38	4,162	0	0
Managed	—	—	12	1,796

Total	48	5,108	14	1,972

	Facilities	Units	Facilities	Units
Assisted Living Facilities (1)
Owned	12	924	3	212
Leased	2	63	5	440
Joint Venture Managed	0	0	6	865
Managed	0	0	10	1,461

Total	14	987	24	2,978

(1)	Facilities that provide both nursing care and assisted living services are counted as nursing homes although their units are classified as either nursing home beds or assisted living units. The Company operates three such facilities in the United States.
(2)	The Company has entered into an agreement to sell its Canadian subsidiary, and has presented its Canadian operations as discontinued operations in the consolidated financial statements..

For the year ended December 31, 2003, the Company’s net patient and resident revenues related to continuing operations were $195.6 million, or 99.9% of total net revenue of continuing operations. For the year ended December 31, 2003, the Company’s net revenues from the provision of management services related to continuing operations were $0.1 million. See Notes 10 and 16 of the Company’s Consolidated Financial Statements for more information on the Company’s operating segments and the proposed sale of the Company’s Canadian operations.

Nursing Home Services. The nursing homes operated by the Company provide skilled nursing health care services, including room and board, nutrition services, recreational therapy, social services, and housekeeping and laundry services. The Company’s nursing homes in its continuing operations range in size from 48 to 180 licensed beds. The nursing homes dispense medications prescribed by the patients’ physicians. In addition, a plan of care is developed by professional nursing staff for each resident. In an effort to increase revenues by attracting patients with more complex health care needs, the Company also provides for the delivery of ancillary medical services at the nursing homes it operates. These specialty services include rehabilitation therapy services, such as speech therapy, audiology, and occupational, physical therapies, which are provided through licensed therapists and registered nurses, and the provision of medical supplies, nutritional support, infusion therapies, and related clinical services. On October 1, 2001 the Company entered into an agreement with a regional rehabilitation company to provide financial and clinical management of the Company’s therapists. The Company believes that the rehabilitation company provides better management of the therapy function, including an emphasis on better utilization of available therapists, while containing the total cost. The Company has historically contracted with third parties for a fee to assist in the provision of various ancillary services to the Company’s patients. The Company owns an ancillary service supply business through which it provides medical supplies and enteral nutritional support services directly to patients.

Assisted Living Facility Services. Services and accommodations at assisted living facilities include central dining facilities, recreational areas, social programs, housekeeping, laundry and maintenance service, emergency call systems, special features for handicapped persons and transportation to shopping and special events. The Company’s assisted living facilities in its continuing operations range in size from 12 to 142 units. The Company believes that assisted living services will continue to increase as an attractive alternative to nursing home care because a variety of supportive services and supervision can be obtained in a more independent and less institutional setting. Generally, basic care and support services can be offered more economically in an assisted living facility than either in a nursing home or through home health care assistance.

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

Increase occupancy through emphasis on marketing efforts. The Company believes it can increase occupancy in its nursing homes and assisted living facilities through an increased emphasis on attracting and retaining patients and residents. The Company emphasizes strong corporate and regional support for local facility based marketing efforts.

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

Consider Divestiture of Selected Facilities. Management has from time to time evaluated certain facilities for possible divestiture. As noted above, the Company has entered into an agreement to sell DCMS, its Canadian subsidiary. Other than the sale of DCMS, there are no agreements in place, nor can there be any assurance that any divestitures will occur, though the Company will evaluate any options that could improve liquidity and/or operating results. The Company terminated the leases on two Florida nursing homes during 2001 and sold another owned Florida nursing home during 2002. In 2002, the Company terminated leases on 16 assisted living facilities, and in 2003 the Company terminated the lease on one assisted living facility and closed another assisted living facility. The Company continues to evaluate the other leased and owned facilities for possible divestiture.

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

Description of Management Services and Agreements.

Prior to April 2003, the Company had four management contracts in the United States, but terminated these agreements and entered into leases for the facilities with the owner. All the Company’s current management agreements are related to the Canadian operations. As discussed above, the Company has entered into an agreement to sell DCMS, its Canadian subsidiary, and has presented DCMS as a discontinued operation in its consolidated financial statements. Accordingly, the majority of the discussion below with regard to these management services and agreements relates to the Company’s discontinued operations.

Included in the Company’s discontinued operations are 28 facilities operated by the Company under management contracts, where the Company’s responsibilities include recruiting, hiring and training all nursing and other personnel, and providing quality assurance, resident care, nutrition services, marketing, accounting and data processing services. Services performed at the corporate level include group contract purchasing, employee training and development, quality assurance oversight, human resource management, assistance in obtaining third-party reimbursement, financial and accounting functions, policy and procedure development, system design and development and marketing support. The Company’s financial reporting system monitors certain key data for each managed facility, such as payroll, admissions and discharges, cash collections, net patient care revenues, rental revenues, staffing trend analysis and measurement of operational data on a per patient basis.

The Company’s management fee is subordinated to debt payments at 7 facilities. The Company has the potential to earn incentive management fees over its base management fees at 26 facilities and is obligated to provide cash flow support at two facilities. The Company receives a base management fee for the management of long-term care facilities ranging generally from 3.5% to 6.0% of the net revenues of each facility. Total management fees as a percentage of the managed facilities’ patient and resident revenues were 3.9% in 2003. Management fees with respect to four United States facilities were reduced in 2002 and 2001 because of the failure to meet defined operational thresholds. Other than certain corporate and regional overhead costs, the services provided at the facility are the facility owner’s expense. The facility owner also is obligated to pay for all required capital expenditures. The Company generally is not required to advance funds to the owner. However, with respect to one management agreement covering two facilities in Canada, the Company advanced $190,000 as of December 31, 2002; this advance carried 7.5% interest, and was repaid in 2003.

Based upon the initial term and any renewal terms over which the Company holds the option, the Company’s remaining management contracts expire in the following years:

	Number of Facilities		2003 Management
Year	U.S.	Canada	Fees
2004	0	19	$2,077,000
2005	0	4	706,000
2006	0	3	228,000
2007	0	0	—
2008	0	2	189,000

Total	0	28

The Company currently anticipates that all of the Canadian management agreements coming due for renewal in 2004 will be renewed. However, there can be no assurance that any of these agreements will be renewed.

The following table summarizes the Company’s net revenues derived from management services and the net revenues of the managed facilities during the years indicated (in thousands):

	Year Ended December 31,
	2003	2002		2001
Management Fees	$3,406	$2,856		$2,993

Net Revenues of Managed Facilities	$86,715	$93,295		$86,728

Managed Fees as a Percentage of Net Facility Revenues	3.9%	3.1	%(1)	3.4	%(1)

(1) In 2002 and 2001, management fees were reduced due to the failure of four facilities to reach certain operational thresholds. Had these revenues been earned, the 2002 and 2001 percentage would have been 4.2% and 4.3%, respectively.

Description of Lease Agreements.

The Company’s continuing operations include 40 long-term care facilities subject to operating leases, including 31 owned by Omega Healthcare Investors, Inc. (“Omega”), three owned by Counsel Corporation (together with its affiliates, “Counsel”), and six owned by other parties. In addition, five properties leased from Counsel are operated by DCMS and included in the Company’s discontinued operations. The Company’s operating leases generally require the Company to pay stated rent, subject to increases based on changes in the Consumer Price Index, a minimum percentage increase, or increases in the net revenues of the leased properties. Certain of the leases require the Company to pay certain scheduled rent increases. The Company’s leases are “triple-net,” requiring the Company to maintain the premises, pay taxes, and pay for all utilities. The Company generally grants its lessor a security interest in the Company’s personal property located at the leased facility. The leases generally require the Company to maintain a minimum tangible net worth and prohibit the Company from operating any additional facilities within a certain radius of each leased facility. The Company is generally required to maintain comprehensive insurance covering the facilities it leases as well as personal and real property damage insurance and professional liability insurance. The failure to pay rentals within a specified period or to comply with the required operating and financial covenants, including insurance coverage, generally constitutes a default, which default, if uncured, permits the lessor to terminate the lease and assume the property and the contents within the facilities. In all cases where mortgage indebtedness exists with respect to a leased facility, the Company’s interest in the premises is subordinated to that of the lessors’ mortgage lenders.

Omega Leases. On November 8, 2000, the Company entered into a 10-year restructured lease agreement (the “Settlement and Restructuring Agreement”) with Omega. The Settlement and Restructuring Agreement, effective as of October 1, 2000, provides for reduced future lease costs under an amended lease agreement covering all nursing homes leased from Omega (the “Omega Master Lease”). All of the accounts receivable, equipment, inventory and other assets of the facilities leased pursuant to the Omega Master Lease have been pledged as security under the Omega Master Lease. The initial term of the Omega Master Lease is ten years, expiring September 30, 2010, with an additional ten-year renewal term at the option of the Company, assuming no defaults. As discussed below, the Company is not currently in compliance with certain covenants of the Omega Master Lease. Lease payments of $10,875,000 were required during the first two years of the Omega Master Lease. During subsequent years, increases in the lease payments are equal to the lesser of two times the consumer price index or 3.0%. The Company is recording all scheduled rent increases, including the 3.0% rent increases, as additional lease expense on a straight-line basis over the initial lease term.

The Omega Master Lease also required the Company to fund capital expenditures related to the leased facilities totaling $1,000,000 during the first two years of the initial lease term. The Company is also required to fund annual capital expenditures equal to $325 per licensed bed over the initial lease term (annual required capital expenditures of $994,000), subject to adjustment for increases in the Consumer Price Index. Total required capital expenditures over the initial lease term are $10,940,000. These required capital expenditures are depreciated on a straight-line basis over the remaining initial lease term.

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

As of December 31, 2003, the Company is not in compliance with certain debt covenants. Such events of default under the Company’s debt agreements could lead to actions by the lenders that could result in an event of default under the Omega Master Lease. In addition, effective March 9, 2002, the Company obtained professional liability insurance coverage that is less than the coverage required by the Omega Master Lease. The Company has not obtained a waiver. Upon a default in the Omega Master Lease, the lessor has the right to terminate the lease agreements and assume operating rights with respect to the leased properties. The net book value of property and equipment, including leasehold improvements, related to these facilities total approximately $4.0 million as of December 31, 2003.

Florida Leases. Effective April 1, 2003, the Company entered into leases for four nursing home facilities in Florida that had previously been managed by the Company under management contracts. Accordingly, the results of operations of these facilities are included in the Company’s results of operations beginning April 1, 2003. The leases expire December 31, 2005. Lease payments of $1,498,000 are required each year. Additional rent may be imposed based on the profitability of the facilities. There was no additional rent incurred in 2003.

Under the terms of the previous management contracts, the Company was required to obtain professional liability insurance coverage for the four facilities and received reimbursement for the facilities’ pro rata share of premiums paid as well as any claims paid on behalf of the owner. Due to the deteriorated financial condition of the owner and the terms of the owner’s mortgage on the facilities, the Company does not believe that the owner of the four facilities will in the future be able to reimburse the Company for costs incurred in connection with professional liability claims arising out of events occurring at the four facilities prior to the entry of the lease.

As a result, the Company recorded a liability of approximately $4.3 million in the second quarter of 2003 to record obligations for estimated professional liability claims relating to these facilities for which the Company does not anticipate receiving reimbursement from the owner of the facilities.

Counsel Leases. The Company’s continuing operations lease three facilities from Counsel with an initial term of ten years through April 2004 and one ten-year renewal option. The Company’s discontinued operations lease five additional facilities in Canada from Counsel with a remaining term expiring in April 2004. With respect to all of these facilities, the Company has a right of first refusal and a purchase option at the end of the lease term. As discussed above, the Company has entered into an agreement to sell its Canadian operations, and at the request of the purchaser of the Canadian operations, the Company has notified Counsel of its intent to exercise the purchase option for the Canadian leased facilities. The Company is attempting to negotiate an extension of its leases with Counsel for United States facilities, but no assurances can be given that these efforts will be successful.

Prior to September 2001, the Company leased three additional facilities from Counsel. Omega was Counsel’s mortgage lender on the three facilities. Pursuant to the Settlement and Restructuring Agreement with Omega, Counsel was required to transfer one of the facilities to Omega in exchange for the outstanding mortgage balance, at which time the facility would be leased by the Company from Omega in accordance with the terms of the Omega Master Lease. The transfer of this facility occurred during 2001. Also pursuant to the Settlement and Restructuring Agreement, the Company had the right to require Counsel to transfer the remaining two facilities to Omega in exchange for the related outstanding mortgage balances, at which time the facilities were expected to be sold or leased by Omega to a third party. Effective September 30, 2001, both facilities were transferred to Omega. Effective October 1, 2001, Omega leased these two facilities to a third party. Pursuant to the Settlement and Restructuring Agreement with Omega, the Company will receive 20% of the lease proceeds (net of costs associated with the leasing transaction) throughout the term of the lease and 20% of any sales proceeds. The Company is recording these proceeds as a reduction of lease expense as they are received.

Assisted Living Leases. Effective April 30, 2002, the Company entered into a Lease Termination and Operations Transfer Agreement (the “Pierce Agreement”) with Pierce Management Group and related persons (collectively, “Pierce”), pursuant to which the 13 leases for United States assisted living facilities with the former principal owners or affiliates of Pierce were terminated. Effective May 31, 2002, the leases on two additional United States assisted living facilities were assumed by Pierce. As a result, the Company was relieved of its future obligations with respect to these 15 leases. Effective June 30, 2002, the Company terminated the lease on one additional United States assisted living facility. The Company is in a dispute with the owner of this property which will be the subject of an arbitration hearing currently scheduled in April 2004. The Company asserts that it was entitled to terminate the lease as a result of the landlord’s failure to correct construction defects at the facility and for the landlord’s other breaches of the lease agreement. The Company seeks return of its $285,000 security deposit, cancellation of a $200,000 letter of credit as well as payment for personal property and equipment and accounts receivable collected and retained by the landlord. The landlord has asserted claims against the

Company for unpaid rents, taxes and operating losses in excess of $1.3 million. The Company has accrued for the estimated costs associated with this matter. However, the results of this matter cannot be predicted, and an adverse result could have a material adverse impact on the Company’s financial condition, cash flows or results of operations.

Effective May 31, 2003, the Company terminated the lease of its only remaining leased assisted living facility in the United States. The lease termination agreement requires aggregate payments of approximately $355,000, with $75,000 paid in June 2003 and the balance over the following twelve months.

The Company incurred lease termination charges of approximately $389,000 and $750,000 in 2003 and 2002, respectively, consisting of the remaining net book value of these 17 facilities and costs of completing the transactions.

Facilities.

The following table summarizes certain information with respect to the nursing homes and assisted living facilities owned, leased and managed by the Company as of December 31, 2003:

	Nursing Homes		Assisted Living Facilities
	Number	Licensed Beds	Number(1)	Units
U.S. Operations Operating Locations:
Alabama	6	711	0	52
Arkansas	13	1,411	2	24
Florida	5	502	0	0
Kentucky	6	474	0	4
North Carolina	0	0	12	907
Ohio	1	151	0	0
Tennessee	5	617	0	0
Texas	10	1,092	0	0
West Virginia	2	150	0	0

	48	5,108	14	987

	Nursing Homes		Assisted Living Facilities
	Number	Licensed Beds	Number(1)	Units
Classification:
Owned	10	946	12	924
Leased	38	4,162	2	63

Total	48	5,108	14	987

	Nursing Homes		Assisted Living Facilities
	Number	Licensed Beds	Number(1)	Units
Canadian Operations(2) Operating Locations:
Ontario	14	1,972	15	1,763
British Columbia	0	0	5	597
Alberta	0	0	4	618

	14	1,972	24	2,978

	Nursing Homes		Assisted Living Facilities
	Number	Licensed Beds	Number(1)	Units
Classification:
Owned	2	176	3	212
Leased	0	0	5	440
Joint Venture Managed	0	0	6	865
Managed	12	1,796	10	1,461

Total	14	1,972	24	2,978

(1)	Facilities that provide both nursing care and assisted living services are counted as nursing homes. The Company operates two such facilities in Alabama and one in Kentucky.

(2)	The Company has entered into an agreement to sell its Canadian subsidiary, and has presented its Canadian operations as a discontinued operation in the consolidated financial statements.

Organization.

The Company’s long-term care facilities are currently organized into nine regions, seven in the United States and two in Canada, each of which is supervised by a regional vice president or manager. The regional vice president or manager is generally supported by nursing, human resource personnel, marketing and clerical personnel, all of whom are employed by the Company. The day-to-day operations of each owned, leased or managed nursing home are supervised by an on-site, licensed administrator. The administrator of each nursing home is supported by other professional personnel, including a medical director, who assists in the medical management of the facility, and a director of nursing, who supervises a staff of registered nurses, licensed practical nurses, and nurses aides. Other personnel include dietary staff, activities and social service staff, housekeeping, laundry and maintenance staff, and a business office staff. Each assisted living facility owned, leased or managed by the Company is supervised by an on-site administrator, who is supported by a director of resident care, a director of food services, a director of maintenance, an activities coordinator, dietary staff and housekeeping, laundry and maintenance staff. With respect to the managed facilities, the majority of the administrators are employed by the Company, and the Company is reimbursed for their salaries and benefits by the respective facilities. All other personnel at managed facilities are employed and paid by the owner of the nursing home or assisted living facility, not by the Company. All personnel at the leased or owned facilities, including the administrators, are employed by the Company.

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

Under the current law, Medicare reimbursements for nursing facilities were reduced following the October 1, 2002 expiration of two temporary payment increases enacted as part of earlier Medicare enhancement bills. There are two additional payment increases that were originally scheduled to expire October 1, 2002. CMS has announced that the expiration of these payment increases has been postponed until at least October 1, 2004. However, President Bush’s proposed fiscal year 2005 budget indicates that the refinements will not be implemented before September 30, 2005.

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

During 1999 and 2000, certain amendments to the BBA were enacted, including the Balanced Budget Reform Act of 1999 (“BBRA”) and the Benefits Improvement and Protection Act of 2000 (“BIPA”). The BBRA included a four percent across-the-board increase in payments to skilled nursing facilities for Fiscal Years 2001 and 2002 and a temporary 20 percent increase to 15 Resource Utilization Groups (RUGs) for patients considered medically complex. These changes became effective on October 1, 2000. The BIPA increased the inflation update to the full market basket in Fiscal Year 2001 and raised the nursing component of the RUGs by 16.6 percent in an effort to improve PPS nursing staff ratios. Additionally, the BIPA spread the BBRA 20 percent increase to the three rehabilitation RUGs across all 14 special rehabilitation RUGs as a 6.7 percent increase. The other RUGs changed in the BBRA maintained the 20 percent increase. These changes went into effect on April 1, 2001.

Under the current law, Medicare reimbursements for nursing facilities were reduced following the October 1, 2002 expiration of two temporary payment increases enacted as part of earlier Medicare enhancement bills. There are two additional payment increases that were originally scheduled to expire October 1, 2002. CMS has announced that the expiration of these payment increases has been postponed until at least October 1, 2004. However, President Bush’s proposed fiscal year 2005 budget indicates that the refinements will not be implemented before September 30, 2005. The August 4, 2003 rule also includes an inflation update and a correction of past forecast errors that together increase the fiscal year 2004 skilled nursing facility PPS base rates by a total of 6.26%.

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

Reduction in health care spending has become a national priority in the United States, and the field of health care regulation and reimbursement is a rapidly evolving one. For the fiscal year ended December 31, 2003, the Company derived 24.6% and 63.0% of its total patient and resident revenues related to continuing operations from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on the Company’s profitability. The Company is unable to predict which reform proposals or reimbursement limitations will be adopted in the future, or the effect such changes would have on its operations. In addition, private payors, including managed care payors, are increasingly demanding that providers accept discounted fees or assume all or a portion of the financial risk for the delivery of health care services. Such measures may include capitated payments, which can result in significant losses to health care providers if patients require expensive treatment not adequately covered by the capitated rate.

HIPAA Compliance. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) has mandated an extensive set of regulations to standardize electronic patient health, administrative and financial data transactions, and to protect the privacy of individually identifiable health information. In October 2002, the Company filed for an extension of the deadline for compliance with the electronic patient health information requirements, and had until October 2003 to be in compliance with these requirements. In October 2003, CMS implemented a contingency plan to accept non-compliant electronic transactions after the October 16, 2003 compliance deadlines for those states that were not ready. The company is submitting HIPAA compliant claims in the states of Florida, Alabama, Texas, Arkansas, Kentucky and North Carolina. The company is working with Ohio, West Virginia and Tennessee to be compliant, where the individual state processing systems are not yet completely in compliance.

The Company has an active HIPAA Compliance Committee and designated privacy and security officers. The privacy regulation of HIPAA was presented to every employee and is presented to new hires during the orientation process. Privacy notices are posted in each facility, and provided to every new admission. The company is working on finalizing Business Associate Agreements with current vendors and providers.

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

Ontario Government Operating Subsidy Program. The Ontario Government Operating Subsidy program (“OGOS”) regulates both the total charges allowed to be levied by a licensed nursing home and the maximum amount that the OGOS program will pay on behalf of nursing home residents. The maximum amounts that can be charged to residents for ward, semi-private and private accommodation are established each year by the Ontario Ministry of Health. Regardless of actual accommodation, at least 40% of the beds in each home must be filled at the ward rate. Generally, amounts received from residents should be sufficient to cover the accommodation costs of a nursing home, including food, laundry, housekeeping, property costs and administration. In addition, the Ontario government partially subsidizes each individual, and funds each nursing home for the approximate care requirements of its residents. This funding is based upon an annual assessment of the levels of care required in each home, from which “caps” are determined and funding provided on a retrospective basis. The Ontario government funds from 35.0% to 70.0% of a resident’s charges, depending on the individual resident’s income and type of accommodation. The Company receives payment directly from OGOS by virtue of its ownership of two nursing homes in Canada. Additionally, the Company earns management fees from Canadian nursing homes, which derive significant portions of their revenues from OGOS. As described above in “Business,” the Company has entered into an agreement to sell its Canadian operations.

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

Recently, government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of fraud and abuse statutes and regulations and quality of care issues in the skilled nursing profession in general. Violations of these laws and regulations could result in exclusion from government health care programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Compliance with such laws and regulations is subject to ongoing government review and interpretation, as well as regulatory actions which may be unknown or unasserted at this time. The Company has been a defendant in one such false claims action, and is currently a defendant is seven suits brought by the State of Arkansas involving alleged false claims actions, as described under “Item 3. Legal Proceedings.”

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

The following table sets forth net patient and resident revenues related to continuing operations by payor source for the Company for the years presented:

	Year Ended December 31,
	(Dollars in thousands)
	2003		2002		2001
Medicaid(1)	$123,295	63.0%	$117,106	64.4%	$127,617	67.1%
Medicare	48,127	24.6	41,836	23.0	37,990	20.0
Private Pay (1)	24,144	12.4	23,021	12.6	24,630	12.9

Total	$195,566	100.0%	$181,963	100.0%	$190,237	100.0%

(1)	Includes assisted living facility revenues. The mix of Medicaid, Medicare and private pay for nursing homes in 2003 was 61.6%, 26.3% and 12.1%, respectively.

Patient and residential service is generally provided and charged in daily service units, commonly referred to as patient and resident days. The following table sets forth patient and resident days related to continuing operations by payor source for the Company for the years presented:

	Year Ended December 31,
	2003		2002		2001
Medicaid(1)	1,203,151	75.8%	1,294,589	76.9%	1,581,435	77.8%
Medicare	151,163	9.5	128,385	7.6	116,374	5.7
Private Pay (1)	233,788	14.7	260,896	15.5	334,380	16.5

Total	1,588,102	100.0%	1,683,870	100.0%	2,032,189	100.0%

(1)	Includes assisted living facility days. The mix of Medicaid, Medicare and private pay for United States nursing homes in 2003 was 75.4%, 11.4%, and 13.2%, respectively.

The above tables include net patient revenues and the patient days of the six facilities comprising Texas Diversicare Limited Partnership (“TDLP”). See Note 5 of the Company’s Consolidated Financial Statements.

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

Professional Liability and Other Liability Insurance.

The entire long-term care profession in the United States has experienced a dramatic increase in claims related to alleged negligence and malpractice in providing care to its patients and the Company is no exception in this regard. The Company has numerous pending liability claims, disputes and legal actions for professional liability and other related issues. The Company has limited, and sometimes no, professional liability insurance with respect to many of these claims or with respect to any other claims normally covered by liability insurance. In the event a significant judgment is entered against the Company in one or more of these legal actions in which there is no or insufficient professional liability insurance, the Company anticipates that it will not have the ability to pay such a judgment or judgments. Also, because professional liability and other liability insurance are covered under the same policies, the Company does not anticipate that it would have insurance in the event of any material general liability loss to any of its properties.

Due to the Company’s past claims experience and increasing cost of claims throughout the long-term care industry, the premiums paid by the Company for professional liability and other liability insurance exceeds the coverage purchased so that it costs more than $1 to purchase $1 of insurance coverage. For this reason, effective March 9, 2002, the Company has purchased professional liability insurance coverage for its United States nursing homes and assisted living facilities that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. As a result, the Company is effectively self-insured and expects to remain so for the foreseeable future.

The Company has essentially exhausted all general and professional liability insurance available for claims first made during the period from March 9, 2001 through March 9, 2003. For claims made during the period from March 10, 2003 through March 9, 2004, the Company maintains insurance with coverage limits of $250,000 per medical incident and total aggregate policy coverage limits of $1,000,000. The Company is self-insured for the first $25,000 per occurrence with no aggregate limit. As of December 31, 2003, payments already made by the insurance carrier for this policy year have significantly reduced the remaining aggregate coverage amount. For claims made during the period from March 10, 2004 through March 9, 2005, the Company maintains insurance with coverage limits of $250,000 per medical incident and total aggregate policy coverage limits of $500,000. The Company is self-insured for the first $25,000 per occurrence with no aggregate limit.

For claims made during the period March 9, 2000 through March 9, 2001, the Company is self-insured for the first $500,000 per occurrence with no aggregate limit for the Company’s United States nursing homes. The policy has coverage limits of $1,000,000 per occurrence, $3,000,000 per location and $12,000,000 in the aggregate. The Company also maintains umbrella coverage of $15,000,000 in the aggregate for claims made during this period. As of December 31, 2003, payments already made by the insurance carrier for this policy year have reduced the remaining aggregate coverage amount.

Prior to March 9, 2000, the Company was insured on an occurrence basis. For the policy period January 1, 1998 through February 1, 1999 and for the policy period February 1, 1999 through March 9, 2000, the Company had insurance, including excess liability coverage, in the total amount of $50,000,000 per policy. As of December 31, 2003, payments already made by the insurance carriers for these policy years have significantly reduced the remaining aggregate coverage amount in each of the policy periods, but coverage has not been exhausted in either policy period.

Effective October 1, 2001, the Company’s United States assisted living properties were added to the Company’s insurance program for United States nursing home properties and are covered under the same policies as the Company’s nursing facilities. Prior to October 1, 2001, the

Company’s United States assisted living facilities maintained occurrence based insurance and a $15,000,000 aggregate umbrella liability policy. As of December 31, 2003, payments already made by the insurance carriers have significantly reduced the remaining aggregate coverage, but coverage has not been exhausted.

In Canada, the Company’s professional liability claims experience and associated costs have been dramatically less than that in the United States. The Canadian facilities owned or leased by the Company are self-insured for the first $4,000 ($5,000 Canadian) per occurrence. The Company’s aggregate primary coverage limit with respect to Canadian operations is $1,545,000 ($2,000,000 Canadian). The Company also maintains a $3,863,000 ($5,000,000 Canadian) aggregate umbrella policy for claims in excess of the foregoing limits for these facilities.

Even for insured claims, the payment of professional liability claims by the Company’s insurance carriers is dependent upon the financial solvency of the individual carriers. The Company is aware that two of its insurance carriers providing coverage for prior years’ claims have either been declared insolvent or are currently under rehabilitation proceedings.

Reserve for Estimated Self-Insured Professional Liability Claims.

Because the Company anticipates that its actual liability for existing and anticipated claims will exceed the Company’s limited professional liability insurance coverage, the Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $47.2 million as of December 31, 2003. Such liabilities include estimates of legal costs. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof.

The Company records its estimated liability for these professional liability claims based on the results of an actuarial analysis. These self-insurance reserves are assessed on a quarterly basis, and the amounts recorded for professional and general liability claims are adjusted for revisions in estimates and differences between actual settlements and reserves as determined each period, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Any increase in the accrual decreases income in the period, and any reduction in the accrual increases income during the period. Although the Company retains a third-party actuarial firm to assist management in estimating the appropriate accrual for these claims, professional liability claims are inherently uncertain, and the liability associated with anticipated claims is very difficult to estimate. As a result, the Company’s actual liabilities may vary significantly from the accrual, and the amount of the accrual may fluctuate by a material amount in any given quarter. Each change in the amount of this accrual will directly affect the Company’s reported earnings for the period in which the change in accrual is made.

While each quarterly adjustment to the recorded liability for professional liability claims affects reported income, these changes do not directly affect the Company’s cash position because the accrual for these liabilities is not funded. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof. In the event a significant judgment is entered against the Company in one or more legal actions in which there is no or insufficient professional liability insurance, the Company anticipates that payment of the judgment amounts would require cash resources that would be in excess of the Company’s available cash or other resources. These potential future payments, whether of a judgment or in settlement of a disputed claim, could have a material adverse impact on the Company’s financial position and cash flows.

Other Insurance.

With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. Prior to that time, the Company was self-insured for the first $250,000, on a per claim basis, for workers’ compensation claims in a majority of its United States nursing facilities. However, the insurance carrier providing coverage above the Company’s self insured retention has been declared insolvent by the applicable state insurance agency. As a result, the Company is completely self-insured for workers compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. For the policy period July 1, 2002 through June 30, 2003, the Company entered into a “high deductible” workers compensation insurance program covering the majority of the Company’s United States employees. Under the high deductible policy, the Company is self insured for the first $25,000 per claim, subject to an aggregate maximum of out of pocket cost of $1.6 million, for the 12 month policy period. The Company has a letter of credit of $1.252 million securing its self insurance obligations under this program. The letter of credit is secured by a certificate of deposit of $1.252 million, which is reflected as “restricted cash” in the accompanying balance sheet. The reserve for the high deductible policy is based on known claims incurred and an estimate of incurred but not reported claims determined by an analysis of historical claims incurred. Effective June 30, 2003, the Company entered into a new workers compensation insurance program that provides coverage for claims incurred with premium adjustments depending on incurred losses. Policy expense under this workers compensation policy may be increased or decreased from the level of initial premium payments by up to approximately $1.2 million depending upon the amount of claims incurred during the policy period. The Company has accounted for premium expense under this policy based on its estimate of the level of claims expected to be incurred, and has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate. The liability recorded by the Company for the self-insured obligations under these plans is $1.2 million as of December 31, 2003. Any adjustments of future premiums for workers compensation policies and differences between actual settlements and reserves for self-insured obligations are included in expense in the year finalized.

The Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $1.1 million at December 31, 2003. The differences between actual settlements and reserves are included in expense in the year finalized.

Employees.

As of March 1, 2004, the Company employed a total of approximately 5,579 individuals in the United States. Management believes that the Company’s employee relations are good. Approximately 160 of the Company’s United States employees are represented by a labor union.

As of March 1, 2004, the Company employed a total of approximately 531 individuals in Canada. As described in “Discontinued Operations” in Part I, the Company has entered into an agreement to sell its Canadian subsidiary. Management believes that the Company’s employee relations with these Canadian employees are good. Approximately 414 of the Company’s Canadian employees are represented by a labor union. With the exception of some administrators of managed facilities (whose salaries are reimbursed by the owners), the staff of the managed nursing homes and assisted living facilities are not employees of the Company. The Company’s managed Canadian facilities employ approximately 2,644 individuals, approximately 2,152 of whom are represented by various unions.

A major component of the Company’s CQI program is employee empowerment initiatives, with particular emphasis placed on selection, recruitment, retention and recognition programs. Administrators and managers of the Company include employee retention and turnover goals in the annual facility, regional and personal objectives.

Although the Company believes it is able to employ sufficient nurses and therapists to provide its services, a shortage of health care professional personnel in any of the geographic areas in which the Company operates could affect the ability of the Company to recruit and retain qualified employees and could increase its operating costs. The Company competes with other health care providers for both professional and non-professional employees and with non-health care providers for non-professional employees. During 2003, the Company faced increased competition for workers due to tight labor markets in most of the areas in which the Company operates in the United States and the nursing shortage that is affecting the United States and Canada.

Available Information

The Company files reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. Copies of the Company’s reports filed with the SEC may be obtained by the public at the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company files such reports with the SEC electronically, and the SEC maintains an Internet site at www.sec.gov that contains the Company’s reports, proxy and information statements, and other information filed electronically. The Company’s website address is www.irinfo.com/AVC. The Company also makes available, free of charge through the Company’s website, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other materials filed with the SEC as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on the Company’s website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

ITEM 2. PROPERTIES

The Company owns 27 and leases 45 long-term care facilities. See “Item 1. Business – Description of Lease Agreements” and “– Facilities.” The Company leases approximately 19,000 square feet of office space in Franklin, Tennessee, that houses the executive offices of the Company, centralized management support functions, and the ancillary services supply operations. In addition, the Company leases its regional office for Canadian operations with approximately 10,800 square feet of office space in Mississauga, Ontario, its regional office with approximately 3,400 square feet of office space in Kernersville, North Carolina, and its regional office with approximately 3,000 square feet of office space in Ashland, Kentucky. Lease periods on these facilities generally range up to seven years. Regional executives for Alabama, Arkansas, Florida, Tennessee and Texas work from offices of up to 1,000 square feet each. Management believes that the Company’s leased properties are adequate for its present needs and that suitable additional or replacement space will be available as required.

ITEM 3. LEGAL PROCEEDINGS

The provision of health care services entails an inherent risk of liability. In recent years, participants in the health care industry have become subject to an increasing number of lawsuits alleging malpractice, product liability, or related legal theories, many of which involve large claims and significant defense costs. The entire long-term care profession in the United States has experienced a dramatic increase in claims related to alleged negligence in providing care to its patients and the Company is no exception in this regard. The Company, as with the rest of the industry, has numerous pending liability claims, disputes and legal actions for professional liability and other related issues. It is expected that the Company will continue to be subject to such suits as a result of the nature of its business. Further, as with all health care providers, the Company is potentially subject to the increased scrutiny of regulators for issues related to compliance with health care fraud and abuse laws.

As of December 31, 2003, the Company is engaged in 47 professional liability lawsuits, including 14, 13, and 8 in the states of Florida, Arkansas and Texas, respectively. Several of these matters are scheduled for trial in 2004. The ultimate results of these or any other of the Company’s professional liability claims and disputes cannot be predicted. The Company has limited, and sometimes no, professional liability insurance with regard to most of these claims. In the event a significant judgment is entered against the Company in one or more of these legal actions in which there is no or insufficient professional liability insurance, the Company would not have available cash resources to satisfy the judgment. Further, settlement of these and other cases may require cash resources that would be in excess of the Company’s available cash or other resources. These potential future payments, whether of a judgment or in settlement of a disputed claim, could have a material adverse impact on the Company’s financial position and cash flows.

On August 5, 2002, the Company was served in a lawsuit filed by the State of Arkansas styled Arkansas v. Diversicare Leasing Corp. d/b/a Eureka Springs Nursing & Rehabilitation Center, et. al., case number 02-6822 in the Circuit Court of Pulaski County, Arkansas. The allegations against the Company include violations of the Arkansas Abuse of Adults Act and violation of the Arkansas Medicaid False Claims Act with respect to a resident of the Eureka Springs facility. This action is scheduled for trial on September 13, 2004. On February 18, 2004, the Company was served in six additional lawsuits filed by the State of Arkansas in the Circuit Court of Pulaski County, Arkansas. The six lawsuits involve fifteen patients at five nursing homes operated by the Company in Arkansas and also allege violations of the Arkansas Abuse of Adults Act and the Arkansas Medicaid False Claims Act. The six complaints, in the aggregate, seek actual damages totaling approximately $250,000 and fines and penalties in excess of $45 million. No trial date has been set in these six actions. However, the Company cannot currently predict with certainty the ultimate impact of the above cases on the Company’s financial condition, cash flows or results of operations. The Company intends to vigorously defend itself against the allegations in all of these lawsuits.

The Company is in a dispute with the owner of an assisted living facility in which the Company terminated the lease. This dispute is the subject of an arbitration hearing scheduled for April 2004. The Company asserts that it was entitled to terminate the lease as a result of the landlord’s failure to correct construction defects at the facility and for the landlord’s other breaches of the lease agreement. The Company seeks return of its $285,000 security deposit, cancellation of a $200,000 letter of credit as well as payment for personal property and equipment and accounts receivable collected and retained by the landlord. The landlord has asserted claims against the Company for unpaid rents, taxes and operating losses in excess of $1.3 million. The Company has accrued for the estimated costs associated with this matter. However, the results of this matter cannot be predicted, and an adverse result could have a material adverse impact on the Company’s financial condition, cash flows or results of operations.

On June 22, 2001, a jury in Mena, Arkansas, issued a verdict in a professional liability lawsuit against the Company totaling $78.425 million. On May 1, 2003, the Arkansas Supreme Court reduced the damage award to $26.425 million, plus interest from the date of the original verdict. On November 10, 2003, the U.S. Supreme Court denied the Company’s request for a review, and the amended judgment became final. The trial court has ordered that the Company’s insurance carriers for its 1997 and 1998 policy years each pay one-half of the total judgment and interest. The Company has been advised that at least one of its insurance carriers is disputing the methodology used for calculation of interest. The Company’s insurance carriers have paid the judgment amount and interest, or have bonded the portion in dispute. The Company’s 1997 policy included primary coverage of up to $1 million through one carrier that has been declared insolvent. The umbrella carrier has demanded that the Company pay this $1 million portion of the judgment. The Company has denied responsibility for this liability, and the carrier has not filed any action seeking to recover this amount.

On October 17, 2000, the Company was served with a civil complaint by the Florida Attorney General’s office, in the case of State of Florida ex rel. Mindy Myers v. R. Brent Maggio, et al. In this case, the State of Florida accused multiple defendants of violating Florida’s False Claims Act. The Company, in its capacity as the manager of four nursing homes owned by Emerald

Healthcare, Inc. (“Emerald”), was named in the complaint, as amended, which accused the Company of making illegal kickback payments to R. Brent Maggio, Emerald’s sole shareholder, and fraudulently concealing such payments in the Florida Medicaid cost reports filed by the nursing homes. During the first quarter of 2003, the State of Florida executed a voluntary dismissal, with prejudice, of all claims related to this incident against the Company. In addition, a settlement agreement was executed between the State of Florida, Maggio and Emerald, pursuant to which the State of Florida has dropped its prosecution of this matter. In response to this settlement, the whistle blower in this action filed a written objection opposing the State of Florida’s settlement with Maggio, and asked the court to reject the settlement agreement on the grounds that the settlement was not fair, adequate or reasonable under the circumstances. Under Florida’s False Claims Act, a whistle blower may ask a court to reject a settlement between the State of Florida and any defendant named in the suit, but has the burden of demonstrating that the settlement is not fair, adequate or reasonable.

Following a hearing on the State of Florida’s motion, the Leon County Circuit Court approved the State of Florida’s settlement agreement. Upon entry of an order approving the settlement agreement, the whistle blower appealed the circuit court’s ruling to Florida’s First District Court of Appeal, arguing that the circuit court judge failed to apply the proper standards in determining whether the settlement was appropriate. On January 29, 2004, the Florida First District Court of Appeal reversed and remanded the circuit court judge’s ruling, holding that the circuit judge should have applied different legal criteria in evaluating whether the State of Florida’s settlement was fair, adequate and reasonable, and this case remains pending in the Florida appellate courts. Notwithstanding the ruling of the Florida First District Court of Appeal, the Company believes that it is no longer a party to this lawsuit since it was not a party to the State of Florida’s settlement agreement. Moreover, the State of Florida filed a voluntary dismissal, with prejudice, of all claims identified in this lawsuit, after obtaining a general release from the Company in which the Company agreed not to sue the State of Florida for any and all claims that the Company had, or might have, against the State of Florida’s Department of Legal Affairs stemming from that agency’s participation in this lawsuit. In the event, however, that the Company is required to litigate any remaining matters involving this lawsuit, the Company believes it has meritorious defenses in this matter and intends to vigorously pursue these defenses in litigation.

The Company cannot currently predict with certainty the ultimate impact of any of the above cases on the Company’s financial condition, cash flows or results of operations. An unfavorable outcome in any of the lawsuits, any investigation or lawsuit alleging violations of elderly abuse laws or any state or Federal False Claims Act case could subject the Company to fines, penalties and damages. Moreover, the Company could be excluded from the Medicare, Medicaid or other federally-funded health care programs, which could have a material adverse impact on the Company’s financial condition, cash flows or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 21, 2003 the Company held a special meeting of its shareholders to approve the sale of DCMS. A total of 2,814,037 shares, or 51.2% of the total outstanding shares, voted in favor of the DCMS transaction. A total of 1,434,784 shares, or 26.1% of the total outstanding shares, voted against the transaction, and 43,010 shares abstained from voting. The proposal required approval by a majority of the Company’s shareholders in order to pass, and was approved as a result of this vote.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Common Stock of the Company was listed on the New York Stock Exchange under the symbol “AVC” through November 9, 1999. Since that time, the Company’s Common Stock has been traded on NASD’s OTC Bulletin Board under the symbol “AVCA.” The following table sets forth the high and low bid prices of the common stock for each quarter in 2002 and 2003:

Period	High	Low
2002 - 1st Quarter	.49	.18
2002 - 2nd Quarter	.26	.09
2002 - 3rd Quarter	.57	.21
2002 - 4th Quarter	.48	.22
2003 - 1st Quarter	.24	.13
2003 - 2nd Quarter	.36	.13
2003 - 3rd Quarter	.40	.13
2003 - 4th Quarter	.35	.14

The Company’s Common Stock has been traded since May 10, 1994. On March 15, 2004, the closing price for the Common Stock was $0.60, as reported by PCQuote.com.

On March 15, 2004, there were approximately 332 holders of record of the Common Stock. Most of the Company’s shareholders have their holdings in the street name of their broker/dealer.

The Company has not paid cash dividends on its Common Stock and anticipates that, for the foreseeable future, any earnings will be retained for use in its business and no cash dividends will be paid. The Company is currently prohibited from issuing dividends under certain of its debt instruments.

The Company’s equity compensation plan information is incorporated by reference to the Company’s definitive proxy materials for the Company’s 2004 Annual Meeting of Shareholders.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected financial data of Advocat as of December 31, 2003, 2002, 2001, 2000 and 1999 and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 have been derived from the financial statements of the Company, and should be read in conjunction with the annual financial statements and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This selected financial data for all periods shown have been reclassified to present the Company’s Canadian subsidiary as a discontinued operation.

	Year Ended December 31,
	2003	2002	2001	2000	1999
Statement of Operations Data	(in thousands, except per share amounts)
REVENUES:
Patient revenues	$183,093	$161,821	$158,370	$146,130	$137,638
Resident revenues	12,473	20,142	31,867	33,047	29,289
Other income	82	—	93	956	59
Interest	102	17	32	21	3

Net revenues	195,750	181,980	190,362	180,154	166,989

EXPENSES:
Operating	172,591	156,718	167,674	143,840	143,262
Lease	15,152	16,113	19,693	19,451	19,288
General and administrative	11,171	12,137	11,650	9,952	9,651
Interest	3,091	3,717	4,735	5,566	4,997
Depreciation and amortization	4,937	5,025	5,255	5,214	4,805
Asset impairment and other charges	2,092	3,370	4,847	1,708	500

Total expenses	209,034	197,080	213,854	185,731	182,503

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$(13,284)	$(15,100)	$(23,492)	$(5,577)	$(15,514)

NET LOSS FROM CONTINUING OPERATIONS	$(13,284)	$(14,713)	$(23,492)	$(5,577)	$(22,775)

INCOME FROM DISCONTINUED OPERATIONS, net of taxes	$2,063	$1,710	$1,448	$1,785	$1,376

NET LOSS	$(11,221)	$(13,003)	$(22,044)	$(3,792)	$(21,676)

INCOME (LOSS) PER SHARE:
Continuing Operations – Basic and Diluted	$(2.47)	$(2.73)	$(4.32)	$(1.02)	$(4.23)

Discontinued Operations – Basic and Diluted	$.38	$.31	$.26	$.32	$.25

Net loss per common share – Basic and diluted	$(2.09)	$(2.42)	$(4.06)	$(0.70)	$(3.98)

WEIGHTED AVERAGE SHARES:
Basic	5,493	5,493	5,493	5,492	5,445

Diluted	5,493	5,493	5,493	5,492	5,445

	December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data	(in thousands)
Working capital (deficit)	$(53,291)	$(58,845)	$(64,429)	$(60,069)	$(56,699)
Total assets	$94,934	$88,871	$91,070	$101,756	$96,185
Short-term borrowings and long-term debt including current portion	$52,544	$53,926	$58,615	$60,319	$54,466
Shareholders’ equity (deficit)	$(42,759)	$(33,828)	$(20,619)	$2,142	$6,267

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

In August 2003, the Company entered into a definitive agreement to sell the stock of its wholly owned subsidiary, Diversicare Canada Management Services Co., Inc. (“DCMS”) to DCMS Holding, Inc. (“Holding”), a privately-owned Ontario corporation. DCMS operates 14 nursing homes and 24 assisted living facilities in the Canadian provinces of Ontario, British Columbia and Alberta. The transaction was approved by the Company’s shareholders on November 21, 2003, but, as of March 26, 2004, remains subject to approval by regulatory authorities in Canada. Management expects to receive regulatory approval and close the transaction during the second quarter of 2004. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the consolidated financial statements of the Company have been reclassified to reflect DCMS as a discontinued operation.

As part of continuing operations at December 31, 2003, the Company operates 62 facilities, consisting of 48 nursing homes with 5,108 licensed beds and 14 assisted living facilities with 987 units. In comparison, as part of continuing operations at December 31, 2002, the Company operated 64 facilities composed of 48 nursing homes containing 5,138 licensed beds and 16 assisted living facilities containing 1,127 units. As of December 31, 2003, the Company owns 10 nursing homes and leases 38 others. Additionally, the Company owns 12 assisted living facilities and leases 2 others.

Effective April 1, 2003, the Company entered into leases for four nursing home facilities in Florida that had previously been managed by the Company under management contracts. Accordingly, the results of operations of these facilities are included in the Company’s results of operations beginning April 1, 2003. Under the terms of the previous management contracts, the Company was required to obtain professional liability insurance coverage for the four facilities and received reimbursement for the facilities’ pro rata share of premiums paid as well as any claims paid on behalf of the owner. Due to the deteriorated financial condition of the owner and the terms of the owner’s mortgage on the facilities, the Company does not believe that the owner of the four facilities will in the future be able to reimburse the Company for costs incurred in connection with professional liability claims arising out of events occurring at the four facilities prior to the entry of the lease. As a result, the Company recorded a liability of approximately $4.3 million in the second quarter of 2003 to record obligations for estimated professional liability claims relating to these facilities for which the Company does not anticipate receiving reimbursement from the owner of the facilities.

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

Effective June 30, 2002, the Company terminated the lease on one additional assisted living facility. The Company is in a dispute with the owner of this property which will be the subject of an arbitration hearing in April 2004. The Company asserts that it was entitled to terminate the lease as a result of the landlord’s failure to correct construction defects at the facility and for the landlord’s other breaches of the lease agreement. The Company seeks return of its $285,000 security deposit, cancellation of a $200,000 letter of credit and payment for personal property and equipment and accounts receivable collected and retained by the landlord. The landlord has asserted claims against the Company for unpaid rents, taxes and operating losses in excess of $1.3 million. The Company has accrued for the estimated costs associated with this matter. However, the results of this matter cannot be predicted, and an adverse result could have a material adverse impact on the Company’s financial condition, cash flows or results of operations.

Effective May 31, 2003, the Company terminated the lease of its only remaining leased assisted living facility in the United States. The lease termination agreement requires aggregate payments of approximately $355,000, with $75,000 paid in June 2003 and the balance over the following twelve months.

The Company incurred lease termination charges of approximately $389,000 and $750,000 in 2003 and 2002, respectively, consisting of the remaining net book value of these 17 facilities and costs of completing the transactions.

During the fourth quarter of 2001, the Company terminated the leases on two Florida nursing homes, and sold another owned Florida nursing home during the fourth quarter of 2002. The Company recorded impairment provisions of approximately $95,000 and $482,000 in 2002 and 2001, respectively, to write-off the remaining net book value of these properties in connection with these transactions.

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

Operating Data

The following table summarizes the Advocat statements of operations for the years ended December 31, 2003, 2002 and 2001, and sets forth this data as a percentage of revenues for the same years.

	Year Ended December 31,
	(Dollars in thousands)
	2003		2002		2001
Revenues:
Patient revenues	$183,093	93.5%	$161,821	88.9%	$158,370	83.2%
Resident revenues	12,473	6.4	20,142	11.1	31,867	16.7
Management fees	82	—	—	—	93	—
Interest	102	0.1	17	—	32	0.1

Net revenues	195,750	100.0%	181,980	100.0%	190,362	100.0%

Expenses:
Operating	172,591	88.2	156,718	86.1	167,674	88.1
Lease	15,152	7.7	16,113	8.9	19,693	10.3
General & administrative	11,171	5.7	12,137	6.7	11,650	6.1
Interest	3,091	1.6	3,717	2.0	4,735	2.5
Depreciation & amortization	4,937	2.5	5,025	2.8	5,255	2.8
Asset impairment & other charges	2,092	1.1	3,370	1.8	4,847	2.5

Total expenses	209,034	106.8	197,080	108.3	213,854	112.3

Loss from continuing operations before income taxes	(13,284)	(6.8)	(15,100)	(8.3)	(23,492)	(12.3)
Benefit for income taxes	—	—	(387)	(0.2)	—	—

Loss from continuing operations	$(13,284)	(6.8)%	$(14,713)	(8.1)%	$(23,492)	(12.3)%

The Company has incurred significant operating losses during 2003, 2002 and 2001. The Company has a working capital deficit of $53.3 million as of December 31, 2003. Also, the Company has limited resources available to meet its operating, capital expenditure and debt service requirements during 2004. Given that events of default exist under the Company’s working capital line of credit, there can be no assurances that the respective lender will continue to provide working capital advances.

The following table presents data about the facilities operated by the Company as of the dates or for the years indicated:

	December 31,
	2003	2002	2001
United States Facilities
Licensed Nursing Home Beds:
Owned	946	946	1,006
Leased	4,162	3,769	3,769
Managed	—	423	423

Total	5,108	5,138	5,198

Assisted Living Units:
Owned	924	965	944
Leased	63	162	1,543
Managed	—	—	—

Total	987	1,127	2,487

Total Beds/Units:
Owned	1,870	1,911	1,950
Leased	4,225	3,931	5,312
Managed	—	423	423

Total	6,095	6,265	7,685

Facilities:
Owned	22	23	24
Leased	40	37	53
Managed	—	4	4

Total	62	64	81

Canadian Facilities(1)
Licensed Nursing Home Beds:
Owned	176	176	144
Leased	—	—	—
Managed	1,796	1,824	1,650

Total	1,972	2,000	1,794

Assisted Living Units:
Owned	212	215	215
Leased	440	479	479
Managed(2)	2,326	1,678	2,117

Total	2,978	2,372	2,811

Total Beds/Units:
Owned	388	391	359
Leased	440	479	479
Managed(2)	4,122	3,502	3,767

Total	4,950	4,372	4,605

	December 31,
	2003	2002	2001
Canadian Facilities (Continued)
Facilities:
Owned	5	5	5
Leased	5	5	5
Managed(2)	28	24	25

Total	38	34	35

(1)	The Company’s Canadian operations are presented as discontinued operations in the accompanying consolidated financial statements.

(2)	Includes, as of December 31, 2003, 2002 and 2001, six, six and seven assisted living facilities, respectively, with 865, 865 and 1,062 units, respectively, in which the Company holds a minority equity interest.

	December 31,
	2003	2002	2001
United States Facilities
Average Occupancy(1):
Leased/Owned(2)	74.2%	74.6%	76.9%
Managed	81.8	77.1	68.4

Total	74.3%	74.8%	76.4%

Canadian Facilities(3):
Average Occupancy(1):
Leased/Owned	90.1%	89.9%	86.2%
Managed	95.3	95.9	96.8

Total	94.2%	94.6%	94.6%

(1)	Average occupancy excludes facilities under development or facilities managed during receivership or insolvency proceedings.

(2)	Includes the occupancy of the six facilities of TDLP, a limited partnership managed by the Company through August 31, 2001 and operated thereafter.

(3)	The Company’s Canadian operations are presented as discontinued operations in the accompanying consolidated financial statements.

Critical Accounting Policies and Judgments

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

Allowance for Doubtful Accounts

The Company’s allowance for doubtful accounts is estimated utilizing current agings of accounts receivable, historical collections data and other factors. Management monitors these factors and determines the estimated provision for doubtful accounts. Historical bad debts have generally resulted from uncollectible private balances, some uncollectible coinsurance and deductibles and other factors. Receivables that are deemed to be uncollectible are written off. The allowance for doubtful accounts balance is assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified.

Self-Insurance Reserves

Self-insurance reserves primarily represent the accrual for self insured risks associated with general and professional liability claims, employee health insurance and workers compensation. The self insurance reserves include a liability for reported claims and estimates for incurred but unreported claims. The Company’s policy with respect to a significant portion of the general and professional liability claims is to use an actuary to support the estimates recorded for the development of known claims and incurred but unreported claims. The Company’s health insurance reserve is based on known claims incurred and an estimate of incurred but unreported claims determined by an analysis of historical claims paid. The Company’s workers compensation reserve related to periods of self insurance prior to May 1997 and a high deductible policy issued July 1, 2002 through June 30, 2003 covering most of the Company’s employees in the United States. The reserve for workers compensation self insurance prior to May 1997 consists only of known claims incurred and the reserve is based on an estimate of the future costs to be incurred for the known claims. The reserve for the high deductible policy issued July 1, 2002 is based on known claims incurred and an estimate of incurred but not reported claims determined by an analysis of historical claims incurred. Expected insurance coverages are reflected as a reduction of the reserves.

The self insurance reserves are assessed on a quarterly basis, with changes in estimated losses and effects of settlements being recorded in the consolidated statements of operations in the period identified. The amounts recorded for professional and general liability claims are adjusted for revisions in estimates and differences between actual settlements and reserves as determined each period with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Any increase in the accrual decreases income in the period, and any reduction in the accrual increases income during the period.

Because the Company anticipates that its actual liability for existing and anticipated claims will exceed the Company’s limited professional liability insurance coverage, the Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $47.2 million as of December 31, 2003. Such liabilities include estimates of legal costs. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof.

Although the Company retains a third-party actuarial firm to assist management in estimating the appropriate accrual for these claims, professional liability claims are inherently uncertain, and the liability associated with anticipated claims is very difficult to estimate. As a result, the Company’s actual liabilities may vary significantly from the accrual, and the amount of the accrual may fluctuate by a material amount in any given quarter. Each change in the amount of this accrual will directly affect the Company’s reported earnings for the period in which the change in accrual is made.

While each quarterly adjustment to the recorded liability for professional liability claims affects reported income, these changes do not directly affect the Company’s cash position because the accrual for these liabilities is not funded. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof. In the event a significant judgment is entered against the Company in one or more of these legal actions in which there is no or insufficient professional liability insurance, the Company anticipates that payment of the judgment amounts would require cash resources that would be in excess of the Company’s available cash or other resources. These potential future payments, whether of a judgment or in settlement of a disputed claim, could have a material adverse impact on the Company’s financial position and cash flows.

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

Under the current law, Medicare reimbursements for nursing facilities were reduced following the October 1, 2002 expiration of two temporary payment increases enacted as part of earlier Medicare enhancement bills. There are two additional payment increases that were originally scheduled to expire October 1, 2002. CMS has announced that the expiration of these payments increases have been postponed until at least October 1, 2004. However, President Bush’s proposed fiscal year 2005 budget indicates that the refinements will not be implemented before September 30, 2005. The August 4, 2003 rule also includes an inflation update and a correction of past forecast errors that together increase the fiscal year 2004 skilled nursing facility PPS base rates by a total of 6.26%.

Insurance

Professional Liability and Other Liability Insurance.

The entire long-term care profession in the United States has experienced a dramatic increase in claims related to alleged negligence and malpractice in providing care to its patients and the Company is no exception in this regard. The Company has numerous pending liability claims, disputes and legal actions for professional liability and other related issues. The Company has limited, and sometimes no, professional liability insurance with respect to many of these claims or with respect to any other claims normally covered by liability insurance. In the event a significant judgment is entered against the Company in one or more of these legal actions in which there is no or insufficient professional liability insurance, the Company does not anticipate that it will have the ability to pay such a judgment or judgments. Also, because professional liability and other liability insurance are covered under the same policies, the Company does not anticipate that it would have insurance in the event of any material general liability loss for any of its properties.

Due to the Company’s past claims experience and increasing cost of claims throughout the long-term care industry, the premiums paid by the Company for professional liability and other liability insurance to cover future periods exceeds the coverage purchased so that it costs more than $1 to purchase $1 of insurance coverage. For this reason, effective March 9, 2002, the Company has purchased professional liability insurance coverage for its United States nursing homes and assisted living facilities that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. As a result, the Company is effectively self-insured and expects to remain so for the foreseeable future.

The Company has essentially exhausted all general and professional liability insurance available for claims first made during the period from March 9, 2001 through March 9, 2003. For claims made during the period from March 10, 2003 through March 9, 2004, the Company maintains insurance with coverage limits of $250,000 per medical incident and total aggregate policy coverage limits of $1,000,000. The Company is self-insured for the first $25,000 per occurrence with no aggregate limit. As of December 31, 2003, payments already made by the insurance carrier for this policy year have significantly reduced the remaining aggregate coverage amount. For claims made during the period from March 10, 2004 through March 9, 2005, the Company maintains insurance with coverage limits of $250,000 per medical incident and total aggregate policy coverage limits of $1,000,000. The Company is self-insured for the first $25,000 per occurrence with no aggregate limit.

For claims made during the period March 9, 2000 through March 9, 2001, the Company is self-insured for the first $500,000 per occurrence with no aggregate limit for the Company’s United States nursing homes. The policy has coverage limits of $1,000,000 per occurrence, $3,000,000 per location and $12,000,000 in the aggregate. The Company also maintains umbrella coverage of $15,000,000 in the aggregate for claims made during this period. As of December 31, 2003, payments already made by the insurance carrier for this policy year have reduced the remaining aggregate coverage amount.

Prior to March 9, 2000, the Company was insured on an occurrence basis. For the policy period January 1, 1998 through February 1, 1999 and for the policy period February 1, 1999 through March 9, 2000, the Company had insurance, including excess liability coverage, in the total amount of $50,000,000 per policy. As of December 31, 2003, payments already made by the insurance carriers for these policy years have significantly reduced the remaining aggregate coverage amount in each of the policy periods, but coverage has not been exhausted in either policy period.

Effective October 1, 2001, the Company’s United States assisted living properties were added to the Company’s insurance program for United States nursing home properties and are covered under the same policies as the Company’s nursing facilities. Prior to October 1, 2001, the Company’s United States assisted living facilities maintained occurrence based insurance and a $15,000,000 aggregate umbrella liability policy. As of December 31, 2003, payments already made by the insurance carriers have significantly reduced the remaining aggregate coverage, but coverage has not been exhausted.

In Canada, the Company’s professional liability claims experience and associated costs have been dramatically less than that in the United States. The Canadian facilities owned or leased by the Company are self-insured for the first $4,000 ($5,000 Canadian) per occurrence. The Company’s aggregate primary coverage limit with respect to Canadian operations is $1,545,000 ($2,000,000 Canadian). The Company also maintains a $3,863,000 ($5,000,000 Canadian) aggregate umbrella policy for claims in excess of the foregoing limits for these facilities.

Even for insured claims, the payment of professional liability claims by the Company’s insurance carriers is dependent upon the financial solvency of the individual carriers. The Company is aware that two of its insurance carriers providing coverage for prior years’ claims have either been declared insolvent or are currently under rehabilitation proceedings.

Reserve for Estimated Self-Insured Professional Liability Claims.

Because the Company anticipates that its actual liability for existing and anticipated claims will exceed the Company’s limited professional liability insurance coverage, the Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $47.2 million as of December 31, 2003. Such liabilities include estimates of legal costs. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof.

The Company records its estimated liability for these professional liability claims based on the results of an actuarial analysis. These self-insurance reserves are assessed on a quarterly basis, and the amounts recorded for professional and general liability claims are adjusted for revisions in estimates and differences between actual settlements and reserves as determined each period, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Any increase in the accrual decreases income in the period, and any reduction in the accrual increases income during the period. Although the Company retains a third-party actuarial firm to assist management in estimating the appropriate accrual for these claims, professional liability claims are inherently uncertain, and the liability associated with anticipated claims is very difficult to estimate. As a result, the Company’s actual liabilities may vary significantly from the accrual, and the amount of the accrual may fluctuate by a material amount in any given quarter. Each change in the amount of this accrual will directly affect the Company’s reported earnings for the period in which the change in accrual is made.

While each quarterly adjustment to the recorded liability for professional liability claims affects reported income, these changes do not directly affect the Company’s cash position because the accrual for these liabilities is not funded. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof. In the event a significant judgment is entered against the Company in one or more legal actions in which there is no or insufficient professional liability insurance, the Company anticipates that payment of the judgment amounts would require cash resources that would be in excess of the Company’s available cash or other resources. These potential future payments, whether of a judgment or in settlement of a disputed claim, could have a material adverse impact on the Company’s financial position and cash flows.

Other Insurance.

With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. Prior to that time, the Company was self-insured for the first $250,000, on a per claim basis, for workers’ compensation claims in a majority of its United States nursing facilities. However, the insurance carrier providing coverage above the Company’s self insured retention has been declared insolvent by the applicable state insurance agency. As a result, the Company is completely self-insured for workers compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. For the policy period July 1, 2002 through June 30, 2003, the Company entered into a “high deductible” workers compensation insurance program covering the majority of the Company’s United States employees. Under the high deductible policy, the Company is self insured for the first $25,000 per claim, subject to an aggregate maximum of out of pocket cost of $1.6 million, for the 12 month policy period. The Company has a letter of credit of $1.252 million securing its self insurance obligations under this program. The letter of credit is secured by a certificate of deposit of $1.252 million, which is reflected as “restricted cash” in the accompanying balance sheet. The reserve for the high deductible policy is based on known claims incurred and an estimate of incurred but not reported claims determined by an analysis of historical claims incurred. Effective June 30, 2003, the Company entered into a new workers compensation insurance program that provides coverage for claims incurred with premium adjustments depending on incurred losses. Policy expense under this workers compensation policy may be increased or decreased from the level of initial premium payments by up to approximately $1.2 million depending upon the amount of claims incurred during the policy period. The Company has accounted for premium expense under this policy based on its estimate of the level of claims expected to be incurred, and has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate. The liability recorded by the Company for the self-insured obligations under these plans is $1.2 million as of

December 31, 2003. Any adjustments of future premiums for workers compensation policies and differences between actual settlements and reserves for self-insured obligations are included in expense in the year finalized.

The Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $1.1 million at December 31, 2003. The differences between actual settlements and reserves are included in expense in the year finalized.

Asset Impairments and Other Charges

In 2003, 2002 and 2001, the Company recorded asset impairment and other charges of $2,092,000, $3,370,000 and $4,847,000, respectively, as shown below.

	2003	2002	2001
Impairment of long-lived assets	$1,703,000	$2,031,000	$3,982,000
Lease terminations	389,000	750,000	360,000
Terminated merger expenses	—	408,000	—
Investment banker/consultant fees	—	181,000	—
Other charges	—	—	505,000

	$2,092,000	$3,370,000	$4,847,000

Description of Impairment	2003	2002	2001
Assisted Living Facilities Impairment Charges – As a result of projected cash flows, impairment charges were recorded in 2003 for two owned United States assisted living facilities, were recorded in 2002 for two United States assisted living facilities, including one owned facility and one leased facility, and were recorded in 2001 for 14 United States leased assisted living facilities.	$1,505,000	$1,184,000	$2,066,000
Nursing Homes Impairment charges – As a result of projected cash flows, impairment charges were recorded in 2003 for one leased United States nursing home, were recorded in 2002 for two leased United States nursing homes and were recorded in 2001 for 6 United States nursing homes, including 2 owned facilities and 4 leased facilities.	178,000	378,000	1,564,000
Assets held for sale – As a result of expected future sales, the Company has recorded impairment expense on one assisted living facility and one nursing home, reducing the net book value of these properties to their estimated net realizable value.	20,000	469,000	352,000

Total impaired asset charges	$1,703,000	$2,031,000	$3,982,000

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

During 2003, 2002 and 2001, the Company terminated facility leases, including one assisted living facility in 2003, 16 assisted living facilities in 2002, and two nursing homes in 2001. The Company incurred lease termination charges of approximately $389,000, $750,000 and $360,000 in 2003, 2002 and 2001, respectively, consisting of the remaining net book value of these facilities and costs of completing the transactions.

The other charges of $505,000 in 2001 consist of an accrual for the future operating costs of a leased facility that is no longer operating, including projected rent, maintenance, taxes and insurance.

Company Liquidity and Continuing Operating Losses

The Company has incurred operating losses in the years ended December 31, 2003, 2002 and 2001 and has limited resources available to meet its operating, capital expenditure and debt service requirements during 2004. The Company has a net working capital deficit of $53.3 million as of December 31, 2003. The Company has $42.5 million of scheduled debt maturities (including short term debt and current portions of long term debt) during 2004, and is in default of certain debt covenants contained in debt agreements.

In addition, effective March 9, 2001, the Company obtained professional liability insurance coverage that, based on historical claims experience, is estimated to be substantially less than the claims that could be incurred during 2001, 2002 and 2003 and is less than the coverage required by certain of the Company’s debt and lease agreements. As of December 31, 2003, the Company is engaged in 47 professional liability lawsuits, including 14, 13 and 8 in the states of Florida, Arkansas and Texas, respectively. Several of these cases are scheduled for trial in 2004. The Company is also in a dispute with the landlord of a terminated lease that is subject to an arbitration hearing in April 2004. The Company is the subject of 7 lawsuits filed by the Arkansas Attorney General for which the Company has no insurance. The first of these suits is scheduled for trial in September 2004. The ultimate payments on professional liability claims accrued as of December 31, 2003, arbitration awards, the Arkansas Attorney General lawsuits or claims that could be incurred during 2004 could require cash resources during 2004 that would be in excess of the Company’s available cash or other resources.

The Company is also not in compliance with certain lease and debt agreements, including financial covenants, insurance requirements and other obligations, that allow the Company’s primary lessor certain rights as discussed below and allows the holders of substantially all of the Company’s debt to demand immediate repayment. The majority of the Company’s lenders have the right to force immediate repayment of outstanding debt. If the Company’s lenders force immediate repayment, the Company would not be able to repay the related debt outstanding. Although the Company does not anticipate that such demands will be made, the continued forbearance on the part of the Company’s lenders cannot be assured at this time. Accordingly, the Company has classified the related debt principal amounts as current liabilities in the accompanying consolidated financial statements as of December 31, 2003. Of the total $42.5 million of matured or scheduled debt maturities (including short term debt and current portions of long term debt) during 2004, the Company intends to repay approximately $3 million from cash generated from operations, approximately $5 million with proceeds from the sale of DCMS and will attempt to refinance the remaining balance. Given that events of default exist under the Company’s working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances. Events of default under the Company’s debt agreements could lead to additional events of default under the Company’s lease agreements covering a majority of its United States nursing facilities. A default in the related lease agreements allows the lessor the right to terminate the lease agreements and assume operating rights with respect to the leased properties. The net book value of property and equipment, including leasehold improvements, related to these facilities total approximately $4.0 million as of December 31, 2003. A default in these lease agreements also allows the holder of the Series B Redeemable Convertible Preferred Stock the right to require the Company to redeem such stock, as described in Note 4. At a minimum, the Company’s cash requirements during 2004 include funding operations (including potential payments related to professional liability claims, arbitration awards and the Arkansas Attorney General’s lawsuits), capital expenditures, scheduled debt service, and working capital requirements. No assurance can be given that the Company will have sufficient cash to meet these requirements.

The Company’s management has implemented a plan to enhance revenues related to the operations of the Company’s nursing homes and assisted living facilities, but the results of these efforts are uncertain. Management is focused on increasing the occupancy in its nursing homes and assisted living facilities through an increased emphasis on attracting and retaining patients and residents. Management is also focused on minimizing future expense increases through the elimination of excess operating costs. Management is also attempting to minimize professional liability claims in future periods by vigorously defending itself against all such claims and through the additional supervision and training of staff employees. The Company is unable to predict if it will be successful in enhancing revenues, reducing operating losses, in negotiating waivers, amendments, or refinancings of outstanding debt, or if the Company will be able to meet any amended financial covenants in the future. Regardless of the effectiveness of management’s efforts, any demands for repayment by lenders, the inability to obtain waivers or refinance the related debt, the termination of lease agreements or entry of a final judgment in a material amount for a professional or general liability claim would have a material adverse impact on the financial position, results of operations and cash flows of the Company. If the Company is unable to generate sufficient cash flow from its operations, is unable to successfully negotiate debt or lease amendments, or is subject to a significant judgment not covered by insurance, the Company may have to explore a variety of other options, including but not limited to other sources of equity or debt financings, asset dispositions, or relief under the United States Bankruptcy Code. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

Recently, government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of fraud and abuse statutes and regulations. Violations of these laws and regulations could result in exclusion from government health care programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time. The Company is currently subject to certain ongoing investigations, as described in Part 1. – Item 3. – Legal Proceedings.

Contractual Obligations and Commercial Commitments

The Company has certain contractual obligations of continuing operations as of December 31, 2003, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

		Less than	1 to 3	4 to 5	After
Contractual Obligations	Total	1 year	Years	Years	5 Years
Long-Term Debt	$10,196	$186	$8,310	$1,700	$—
Short-Term Debt	$42,348	$42,348	$—	$—	$—
Series B Preferred Stock	$4,135	$—	$—	$4,135	$—
Operating Leases	$244,824	$14,701	$27,520	$26,786	$175,817

The Company has employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.5 times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change of control of the Company (as defined). The maximum contingent liability under these agreements is approximately $1.9 million. In addition, upon the occurrence of any triggering event, certain executives may elect to require the Company to purchase options granted to them for a purchase price equal to the difference in the fair market value of the Company’s common stock at the date of termination versus the stated option exercise price. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by the employee or the Company.

The Company’s Canadian subsidiary has provided guarantees of certain cash flow deficiencies and quarterly return obligations of Diversicare VI Limited Partnership (“Diversicare VI”), which may obligate the subsidiary to make interest-free loans to Diversicare VI. Such cash flow obligations have never been called upon. There is no assurance that all or any portion of the loans made to Diversicare VI, if any, will be repaid. These guarantees are not included in the table above due to uncertainty about the amount and timing of obligations under the guarantees. The Company has entered into an agreement to sell its Canadian subsidiary.

Year Ended December 31, 2003 Compared With Year Ended December 31, 2002

The following discussion is significantly impacted by the termination of leases on 16 assisted living properties during 2002, one assisted living facility during 2003 and the closure of another assisted living facility in 2003 (the “Assisted Living Eliminated Operations”), the sale of one Florida nursing home in the fourth quarter of 2002, and the initiation of leases for four Florida nursing homes in 2003, as discussed in the overview at the beginning of Management’s Discussion and Analysis of Financial Condition and Results of Operations. As also noted in the overview, the Company has entered into an agreement to sell DCMS, its Canadian subsidiary, and the consolidated financial statements of the Company have been reclassified to present DCMS as a discontinued operation. Accordingly, the revenue, expenses, assets, liabilities and cash flows of DCMS have been reported separately, and the discussion below addresses principally the results of the Company’s continuing operations.

Revenues. Net revenues increased to $195.8 million in 2003 from $182.0 million in 2002, an increase of $13.8 million, or 7.6%. Patient revenues increased to $183.1 million in 2003 from $161.8 million in 2002, an increase of $21.3 million, or 13.1%. The increase in patient revenues is due to the new lease for four Florida nursing homes, increased Medicare utilization and increased Medicaid rates in certain states, partially offset by a 1.4% decline in census in the United States in 2003 as compared to 2002, the Florida nursing home sold in the fourth quarter in 2002 and the expiration of Medicare temporary payment increases effective October 1, 2002. As a percentage of total census in the United States, Medicare days increased to 11.4% in 2003 from 10.3% in 2002. Medicare revenues were 26.3% of patient revenue in 2003 and 25.9% in 2002, while Medicaid and similar programs were 61.6% in 2003 compared to 62.2% in 2002.

Resident revenues decreased to $12.5 million in 2003 from $20.1 million in 2002, a decrease of $7.6 million, or 38.1%. This decline is primarily attributable to the Assisted Living Eliminated Operations, which resulted in reduced revenue of approximately $7.4 million.

Ancillary service revenues, prior to contractual allowances, increased to $33.8 million in 2003 from $28.0 million in 2002, an increase of $5.8 million, or 20.4%. The increase is primarily attributable to increased Medicare census and the new lease for four Florida nursing homes, partially offset by the Florida nursing home sold in the fourth quarter of 2002 and reductions in revenue availability under Medicare. Certain per person annual Medicare reimbursement limits on therapy services, which had been temporarily suspended, became effective on September 1, 2003. The limits imposed a $1,590 per patient annual ceiling on physical, speech and occupational therapy services. In December 2003, these limits were again temporarily suspended until December 31, 2005. While the Company is unable to quantify the impact that these new rules will have, it is expected that the reimbursement limitations, if not suspended further, will significantly reduce therapy revenues, and negatively impact the Company’s operating results.

Management fee revenue was $82,000 in 2003. No management fee revenue was recorded in 2002. The management contract under which these revenues were earned included a defined calculation of the “priority of distribution,” which determined the amount of management fees that could be earned by the Company. The management fees at these facilities were reduced by the priority of distribution calculation in 2002 as a result of increased operating costs, primarily salaries and wages. Increases in occupancy led to the management fees earned in 2003. In April 2003, the management contract was terminated and the Company began leasing these facilities, as described above.

Operating Expense. Operating expense increased to $172.6 million in 2003 from $156.7 million in 2002, an increase of $15.9 million, or 10.1%. As a percentage of patient and resident revenues, operating expense increased to 88.3% in 2003 from 86.1% in 2002. The increase in operating expenses is primarily attributable to the operating costs of the four new leased Florida nursing homes, including costs of professional liability claims, and cost increases related to wages and benefits. Partially offsetting these increases are reductions in expense resulting from decreases in the accrual for professional liability claims, the Assisted Living Eliminated Operations and the sale of a Florida nursing home.

The largest component of operating expenses is wages, which increased to $89.7 million in 2003 from $81.0 million in 2002, an increase of $8.7 million, or 10.8%. This increase is primarily attributable to costs of the four new leased Florida nursing homes and an increase in wages as a result of competitive labor markets in most of the areas in which the Company operates. Partially offsetting this increase, the Company experienced a decrease in wages as a result of reduced costs associated with reduced Medicaid census, the sale of a Florida nursing home and the Assisted Living Eliminated Operations.

The Company’s professional liability costs for United States nursing homes and assisted living facilities, including insurance premiums and reserves for self-insured claims, increased to $16.5 million in 2003 from $16.3 million in 2002, an increase of 0.2 million, or 1.1%. There were increases in expense of approximately $6.6 million related to the four new leased Florida nursing homes. Under the terms of the previous management contracts, the Company was required to obtain professional liability insurance coverage for the four facilities and received reimbursement for the facilities’ pro rata share of premiums paid as well as any claims paid on behalf of the owner. Due to the deteriorated financial condition of the owner and the terms of the owner’s mortgage on the facilities, the Company does not believe that the owner of the four facilities will in the future be able to reimburse the Company for costs incurred in connection with professional liability claims arising out of events occurring at the four facilities prior to the entry of the lease. As a result, the Company recorded a liability of approximately $4.3 million in the second quarter of 2003 to record obligations for estimated professional liability claims relating to these four facilities for which the Company does not anticipate receiving reimbursement from the owner of the facilities.

Offsetting the increases from the new leased homes, there was a non-cash expense reduction of $5.8 million resulting from a downward adjustment in the Company’s accrual for self-insured professional liability risks associated with the settlement of certain professional liability claims. These self-insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Professional liability costs include cash and non-cash charges recorded based on current actuarial reviews. The actuarial reviews include estimates of known claims and an estimate of claims that may have occurred, but have not yet been reported to the Company.

Lease Expense. Lease expense decreased to $15.2 million in 2003 from $16.1 million in 2002, a decrease of $0.9 million, or 6.0%. The decrease in lease expense is primarily attributable to the Assisted Living Eliminated Operations, partially offset by additional rent for the new Florida leased facilities.

General and Administrative Expense. General and administrative expense decreased to $11.2 million in 2003 from $12.1 million in 2002, a decrease of $0.9 million, or 8.0%. The decrease is primarily due to severance costs of $735,000 incurred in 2002 following the retirement of the Company’s Chairman and Chief Executive Officer and the resignation of its Chief Operating Officer and resulting reductions in executive compensation costs.

Interest Expense. Interest expense decreased to $3.1 million in 2003 from $3.7 million in 2002, a decrease of $0.6 million, or 16.8%. The decrease is primarily attributable to interest rate reductions on the Company’s variable rate debt and reduced interest rates on bank debt refinanced in December 2002.

Asset Impairment and Other Charges. During 2003 and 2002, the Company recorded impairment charges in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and certain other charges, as follows:

	2003	2002
Impairment of long-lived assets	$1,703,000	$2,031,000
Assisted living lease terminations	389,000	750,000
Terminated merger expenses	—	408,000
Investment banker/consultant fees	—	181,000

	$2,092,000	$3,370,000

Depreciation and Amortization. Depreciation and amortization expenses decreased to $4.9 million in 2003 from $5.0 million in 2002, a decrease of $88,000 or 1.8%.

Loss from Continuing Operations before Income Taxes; Loss from Continuing Operations Per Common Share. As a result of the above, the loss from continuing operations before income taxes was $13.3 million in 2003 compared to $15.1 million in 2002. No provision or benefit from income taxes was required in 2003. The income tax benefit in 2002 consists of a benefit of $447,000 for a refund of US Federal income taxes received in 2002, offset by a provision of $60,000 for US state income taxes. The Company’s effective tax rate differs materially from the statutory rate mainly due to increases in the Company’s valuation allowance for net deferred tax assets. The basic and diluted loss per share from continuing operations were $2.47 each in 2003 as compared to $2.73 each in 2002.

Income from Discontinued Operations. As discussed in the overview at the start of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company has entered into an agreement to sell its Canadian subsidiary, and this subsidiary has been presented as discontinued operations for all periods presented in the Company’s consolidated financial statements. Accordingly, the revenue, expenses, assets, liabilities and cash flows of DCMS have been reported separately. The income from discontinued operations in 2003 was $2.1 million, compared to $1.7 million in 2002, an increase of $353,000, or 20.6%. The increase is primarily due to changes in currency exchange rates.

Year Ended December 31, 2002 Compared With Year Ended December 31, 2001

The following discussion is significantly impacted by termination of leases on 16 assisted living properties during 2002, the termination of leases on two Florida nursing homes in the fourth quarter of 2001 and the sale of one Florida nursing home in the fourth quarter of 2002 (together, the three Florida facilities are referred to as “Nursing Home Eliminated Operations”) as discussed in the overview at the start of Management’s Discussion and Analysis of Financial Condition and Results of Operations. As also noted in the overview, the Company has entered into an agreement to sell DCMS, its Canadian subsidiary, and the consolidated financial statements of the Company have been reclassified to present DCMS as a discontinued operation.

Accordingly, the revenue, expenses, assets, liabilities and cash flows of DCMS have been reported separately, and the discussion below addresses principally the results of the Company’s continuing operations.

Revenues. Net revenues decreased to $182.0 million in 2002 from $190.4 million in 2001, a decrease of $8.4 million, or 4.4%. Patient revenues increased to $161.8 million in 2002 from $158.4 million in 2001, an increase of $3.4 million, or 2.2%. The increase in patient revenues is due to increased Medicare utilization, Medicare rate increases at several facilities which became effective in October 2001 and increased Medicaid rates in certain states, partially offset by a 1.9% decline in census in 2002 as compared to 2001, the Nursing Home Eliminated Operations and the expiration of Medicare temporary payment increases effective October 1, 2002. As a percent of total census in the United States, Medicare days increased to 10.3% in 2002 from 8.7% in 2001. As a percent of patient revenues, Medicare increased to 25.9% in 2002 from 24.0% in 2001 while Medicaid and similar programs decreased to 62.2% from 64.1% in 2001.

Resident revenues decreased to $20.1 million in 2002 from $31.9 million in 2001, a decrease of $11.8 million, or 36.8%. This decline is primarily attributable to the assisted living facility lease terminations, which resulted in reduced revenue of approximately $11.7 million.

Ancillary service revenues, prior to contractual allowances, increased to $28.0 million in 2002 from $23.0 million in 2001, an increase of $5.0 million or 22.1%. The increase is primarily attributable to increased Medicare census, partially offset by the Nursing Home Eliminated Operations and reductions in revenue availability under Medicare and is consistent with the Company’s expectations.

No management fee revenue was recorded in 2002, compared to $93,000 in 2001. The management contract under which these revenues were earned includes a defined calculation of the “priority of distribution”, which determines the amount of management fees which may be earned by the Company. The Company’s management fee is the lesser of 6% of facility revenues or the amount determined by the priority of distribution calculation. The reduction in management fee revenue is as a result of increased operating costs of these facilities, including primarily salaries and wages.

Operating Expense. Operating expense decreased to $156.7 million in 2002 from $167.7 million in 2001, a decrease of 11.0 million, or 6.5%. As a percent of patient and resident revenues, operating expense decreased to 86.1% in 2002 from 88.1% in 2001. The decrease in operating expense is primarily attributable to a reduction in bad debt and professional liability expenses, the assisted living lease terminations and the Nursing Home Eliminated Operations. Partially offsetting these decreases are cost increases related to nursing and ancillary expenses to support the increased Medicare utilization.

The largest component of operating expenses is wages, which decreased to $81.0 million in 2002 from $82.9 million in 2001, a decrease of $1.9 million, or 2.3%. The decrease in wages is due to reduced costs associated with reduced Medicaid census, the assisted living facility terminations and the Nursing Home Eliminated Operations, partially offset by wage increases due to competitive labor markets in most of the areas in which the Company operates.

The Company’s professional liability costs for United States nursing homes and assisted living facilities, including insurance premiums and reserves for self-insured claims, decreased to $16.3 million in 2002 from $21.2 million in 2001, a decrease of $4.8 million, or 22.6%. The 2001 professional liability expense included a one-time charge of $8.7 million, recorded based on an actuarial review and reflecting the effects of additional claims and higher settlements per claim. The 2002 professional liability cost includes cash and non-cash charges recorded based on current actuarial reviews, including the recent effects of additional claims and higher settlements per claim. The actuarial reviews include estimates of known claims and a prediction of claims that may have occurred, but have not yet been reported to the Company.

Lease Expense. Lease expense decreased to $16.1 million in 2002 from $19.7 million in 2001, a decrease of $3.6 million, or 18.2%. The decrease in lease expense is primarily attributable to the assisted living lease terminations.

General and Administrative Expense. General and administrative expense increased to $12.1 million in 2002 from $11.6 million in 2001, an increase of $0.5 million, or 4.2%. The increase is primarily attributable to charges of $735,000 recorded for severance following the retirement of the Company’s and Chief Executive Officer and the resignation of its Chief Operating Officer in 2002, together with increases in salaries and wages. These increases were partially offset by lower workers compensation audit premiums and a reduction in travel and entertainment in 2002.

Interest Expense. Interest expense decreased to $3.7 million in 2002 from $4.7 million in 2001, a decrease of $1.0 million or 21.5%. The decrease is primarily due to interest rate reductions on the Company’s variable rate debt and a decrease in 2002 in the Company’s average outstanding debt balance.

Depreciation and Amortization. Depreciation and amortization expenses decreased to $5.0 million in 2002 from $5.3 million in 2001, a decrease of $0.3 million, or 4.4%

Asset Impairment and Other Charges. During 2002, the Company recorded impairment charges in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and certain other charges, as follows:

Impairment of long-lived assets	$2,031,000
Assisted living lease termination	750,000
Terminated merger expenses	408,000
Investment banker/consultant fees	181,000

$3,370,000

During 2001, the Company recorded asset impairment charges of $4.3 million for the estimated impairment of certain assets and other charges of $505,000 for an accrual of the future operating costs of a non-operating facility, including projected rent, maintenance, taxes and insurance.

Loss from Continuing Operations before Income Taxes; Loss from Continuing Operations Per Common Share. As a result of the above, the loss from continuing operations before income taxes was $15.1 million in 2002 compared to $23.5 million in 2001. The income tax benefit in 2002 consists of a benefit of $447,000 for a refund of US Federal income taxes received in 2002, offset by a provision of $60,000 for US state income taxes. No provision or benefit from income taxes was required in 2001. The Company’s effective tax rate differs materially from the statutory rate mainly due to increases in the Company’s valuation allowance for net deferred tax assets. The basic and diluted loss per share from continuing operations were $2.73 each in 2002 as compared to $4.32 each in 2001.

Income from Discontinued Operations. As discussed in the overview at the start of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company has entered into an agreement to sell its Canadian subsidiary, and this subsidiary has been presented as discontinued operations for all periods presented in the Company’s consolidated financial statements. Accordingly, the revenue, expenses, assets, liabilities and cash flows of DCMS have been reported separately. The income from discontinued operations in 2002 was $1.7 million, compared to $1.4 million in 2001, an increase of $262,000, or 18.1%.

Liquidity and Capital Resources

At December 31, 2003, the Company had negative working capital of $53.3 million and a current ratio of 0.37, compared with negative working capital of $58.8 million and a current ratio of 0.29 at December 31, 2002. The Company has incurred losses during 2003, 2002, and 2001 and has limited resources available to meet its operating, capital expenditure and debt service requirements during 2004.

Certain of the Company’s debt agreements contain various financial covenants, the most restrictive of which relate to current ratio requirements, tangible net worth, cash flow, net income (loss), required insurance coverages, and limits on the payment of dividends to shareholders. As of December 31, 2003, the Company was not in compliance with certain of the financial covenants contained in the Company’s debt and lease agreements. The Company has not obtained waivers of the non-compliance. Cross-default or material adverse change provisions contained in the debt agreements allow the holders of substantially all of the Company’s debt to demand immediate repayment. The Company would not be able to repay this indebtedness if the applicable lenders demanded repayment. Although the Company does not anticipate that such demand will be made, the continued forbearance on the part of the Company’s lenders cannot be assured at this time. Given that events of default exist under the Company’s working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances.

As of December 31, 2003, the Company has $42.5 million of scheduled debt maturities in 2004 that must be repaid or refinanced during the next twelve months. As a result of these maturities, covenant non-compliance and other cross-default provisions, the Company has classified a total of $52.5 million of debt as current liabilities as of December 31, 2003.

The existing events of default under the Company’s debt agreements could lead to actions by the lenders that could result in an event of default under the Company’s lease agreements covering a majority of its United States nursing facilities. Should such a default occur in the related lease agreements, the lessor would have the right to terminate the lease agreements and assume operating rights with respect to the leased properties. The net book value of property and equipment, including leasehold improvements, related to these facilities total approximately $4.0 million as of December 31, 2003. A default in these lease agreements would also give the holder of the Series B Redeemable Convertible Preferred Stock the right to require the Company to redeem those shares.

Management continues to focus on efforts to increase revenues and to minimize future expense increases through the elimination of excess operating costs. Management is also attempting to minimize professional liability claims in the future periods by vigorously defending the Company against all such claims and through the additional supervision and training of staff employees. The Company is unable to predict if it will be successful in reducing operating losses, in negotiating waivers, amendments, or refinancings of outstanding debt, or if the Company will be able to meet any amended financial covenants in the future. Any demands for repayment by lenders, the inability to obtain waivers or refinance the related debt, the termination of the lease agreements or entry of a final judgment in a material amount for a professional or general liability claim would have a material adverse impact on the financial position, results of operations and cash flows of the Company. If the Company is unable to generate sufficient cash flow from its operations or successfully negotiate debt or lease amendments, or is subject to a significant judgment not covered by insurance, the Company may have to explore a variety of other options, including but not limited to other sources of equity or debt financings, asset dispositions, or relief under the United States Bankruptcy Code. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern. The independent public accountant’s report on the Company’s financial statements at December 31, 2003, 2002 and 2001 includes a paragraph with regards to the uncertainty of the Company’s ability to continue as a going concern.

As of December 31, 2003, the Company had no borrowings under its working capital line of credit, and during 2003, average monthly borrowings under the working capital line of credit were as high as $824,000. The total maximum outstanding balance of the working capital line of credit, including letters of credit outstanding, is $2.5 million. There are certain restrictions based on certain borrowing base restrictions. As of December 31, 2003 the Company had $200,000 of letters of credit outstanding with the same bank lender, which further reduce the maximum available amount outstanding under the working capital line of credit. As of December 31, 2003, the Company had total additional borrowing availability of $2.3 million under its working capital line of credit. The working capital line of credit matures in April 2004 with interest at either LIBOR plus 2.50% or the bank’s prime rate plus .50% (up to a maximum of 9.50%). Given the Company’s default under its credit facility, no assurance can be given that the bank will allow the Company to draw under its working capital line of credit. At a minimum, the Company’s cash requirements during 2004 include funding operations (including potential payments related to professional liability claims), capital expenditures, scheduled debt service, and working capital requirements. No assurance can be given that the Company will have sufficient cash to meet these requirements.

The Company has numerous pending liability claims, disputes and legal actions for professional liability and other related issues. The Company has limited, and sometimes no, professional liability insurance with respect to many of these claims. In the event a significant judgment is entered against the Company in one or more of these legal actions in which there is no or insufficient professional liability insurance, the Company does not anticipate that it will have the ability to pay such a judgment or judgments.

Net cash provided by operating activities of continuing operations totaled $3.3 million, $10.8 million and $5.0 million in 2003, 2002 and 2001, respectively. These amounts primarily represent the cash flows from net operations plus changes in non-cash components of operations and by working capital changes. Discontinued operations provided cash of $2.6 million in 2003 and $1.0 million in 2001. The increased amount of cash provided by operating activities during 2002 was due primarily to improved management of its accounts receivable collections.

Net cash used in investing activities totaled $3.6 million, $3.8 million and $2.9 million in 2003, 2002 and 2001, respectively. These amounts primarily represent purchases of property plant and equipment and investments in and advances to joint ventures. The Company has used between $2.7 million and $3.5 million for capital expenditures in the three calendar years ending December 31, 2003. Substantially all such expenditures were for facility improvements and equipment, which were financed principally through working capital. For the year ending December 31, 2004, the Company anticipates that capital expenditures for improvements and equipment for its existing facility operations will be approximately $4.0 million.

Net cash used in financing activities totaled $1.4 million, $5.0 million and $3.7 million in 2003, 2002 and 2001, respectively. The net cash used in financing activities primarily represents net repayments of debt.

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

Accounts receivable of continuing operations attributable to the provision of patient and resident services at December 31, 2003 and 2002, totaled $17.7 million and $14.1 million, respectively, representing approximately 30 and 26 days in accounts receivable, respectively. The allowance for bad debt was $1.8 million and $2.2 million at December 31, 2003 and 2002, respectively.

The Company continually evaluates the adequacy of its bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. The Company continues to evaluate and implement additional procedures to strengthen its collection efforts and reduce the incidence of uncollectible accounts.

Stock Exchange

The Company’s stock is quoted on the NASD’s OTC Bulletin Board under the symbol AVCA.

Inflation

Management does not believe that the Company’s operations have been materially affected by inflation. The Company expects salary and wage increases for its skilled staff to continue to be higher than average salary and wage increases, as is common in the health care industry.

Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The Statement changes the measurement and timing of recognition for exit costs, including restructuring charges. The Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the Board in this Statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. The Statement is effective for any such activities initiated after December 31, 2002. It has no effect on charges recorded for exit activities begun prior to this date. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is generally applicable to the Company effective March 21, 2004, with disclosure required currently if the Company expects to consolidate any variable interest entities. The Company does not have an interest in any variable interest entities and the adoption of this interpretation is not expected to have a material effect on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” that amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. With certain exceptions, SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designed after June 30, 2003. The adoption of this statement did not have any effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” that improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that these instruments be classified as liabilities in the statement of financial position. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective for the Company’s quarter beginning July 1, 2003. The adoption of this statement did not have any effect on the Company’s financial position or results of operations.

Forward-Looking Statements

The foregoing discussion and analysis provides information deemed by Management to be relevant to an assessment and understanding of the Company’s consolidated results of operations and its financial condition. This discussion and analysis should be read in conjunction with the Company’s consolidated financial statements included herein. Certain statements made by or on behalf of the Company, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties including, but not limited to, changes in governmental reimbursement, government regulation and health care reforms, the increased cost of borrowing under the Company’s credit agreements, covenant waivers from the Company’s lenders, possible amendments to the Company’s credit agreements, ability to control ultimate professional liability costs, the impact of future licensing surveys, changing economic conditions as well as others. Investors also should refer to the risks identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as risks identified in “Part 1. Item 1. Business – Material Corporate Developments and Risk Factors” for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, the Company can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, cautions investors not to place undue reliance on them. Actual results may differ materially from those described in such forward-looking statements. Such cautionary statements identify important factors that could cause the Company’s actual results to materially differ from those projected in forward-looking statements. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The chief market risk factor affecting the financial condition and operating results of the Company is interest rate risk. As of December 31, 2003, the Company’s continuing operations had outstanding borrowings of approximately $52.5 million including $16.8 million in fixed-rate borrowings and $35.7 million in variable-rate borrowings. In the event that interest rates were to change 1%, the impact on future cash flows would be approximately $357,000 for 2004, representing the impact of increased interest expense on variable rate debt.

The Company receives revenues and incurs expenses in Canadian dollars with respect to Canadian management activities and operations of the Company’s eight Canadian retirement facilities (three of which are owned) and two owned Canadian nursing homes. The Company believes that its exposure to market risk related to changes in foreign currency exchange rates and trade accounts receivable and accounts payable is not material. As discussed in the overview at the start of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company has entered into an agreement to sell its Canadian subsidiary.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

In an effort to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, the Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2003. Based on such evaluation, such officers have concluded that, as of December 31, 2003, the Company’s disclosure controls and procedures were effective in timely alerting them to information relating to the Company required to be disclosed in the Company’s periodic reports filed with the SEC. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors and Executive Officers of the Company is incorporated herein by reference to the Company’s definitive proxy materials for the Company’s 2004 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning Executive Compensation is incorporated herein by reference to the Company’s definitive proxy materials for the Company’s 2004 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the Company’s definitive proxy materials for the Company’s 2004 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning Certain Relationships and Related Transactions is incorporated herein by reference to the Company’s definitive proxy materials for the Company’s 2004 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the fees and services provided by the Company’s principal accountant is incorporated herein by reference to the Company’s definitive proxy materials for the Company’s 2004 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Financial statements and schedules of the Company and its subsidiaries required to be included in Part II, Item 8 are listed below.

Form 10-K
Pages
Financial Statements
Report of Independent Certified Public Accountants	F-1
Consolidated Balance Sheets as of December 31, 2003 and 2002	F-2
Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001	F-3
Consolidated Statements of Shareholders’ Equity (Deficit) for the Years Ended December 31, 2003, 2002 and 2001	F-4
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2003, 2002 and 2001	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001	F-6
Notes to Consolidated Financial Statements as of December 31, 2003, 2002 and 2001	F-8 to F-40
Financial Statement Schedules
Schedule II – Valuation and Qualifying Accounts	S-1 to S-2

Exhibits

The exhibits filed as part of this Report on Form 10-K are listed in the Exhibit Index immediately following the financial statement pages.

Reports on Form 8-K

Form 8-K filed on November 3, 2003, to announce that the deadline for shareholders to vote on the transaction to sell the Company’s wholly-owned subsidiary, Diversicare Canada Management Services Co., Inc. (DCMS), had been extended to November 21, 2003.

Form 8-K filed on November 10, 2003, to announce that the Company’s petition for certiorari was denied by the United States Supreme Court in the Mena Arkansas case of Advocat v. Sauer.

Form 8-K filed on November 14, 2003, to file the press release issued to report results of operations for the quarter ending September 30, 2003.

Form 8-K filed on November 21, 2003, to announce that the Company’s shareholders have approved the sale of its Canadian subsidiary for $16.5 million Canadian. The transaction remains subject to certain regulatory approval.

Form 8-K filed on December 12, 2003, to announce the appointment of Raymond L. Tyler to Executive Vice President and Chief Operating Officer.

Exhibit
Number	Description of Exhibits
2.1	Asset Purchase Agreement among the Company, Pierce Management Group First Partnership and others dated July 23, 1997 (incorporated by reference to Exhibit 2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 1997).

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-76150 on Form S-1).

3.2	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.4 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 33-76150 on Form S-1).

3.4	Amendment to Certificate of Incorporation dated March 23, 1995 (incorporated by reference to Exhibit A of Exhibit 1 to the Company’s Form 8-A filed March 30, 1995).

3.5	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.4 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company’s Registration Statement No. 33-76150 on Form S-1).

4.2	Rights Agreement dated March 13, 1995, between the Company and Third National Bank in Nashville (incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K dated March 13, 1995).

4.3	Summary of Shareholder Rights Plan adopted March 13, 1995 (incorporated by reference to Exhibit B of Exhibit 1 to Form 8-A filed March 30, 1995).

4.4	Rights Agreement of Advocat Inc. dated March 23, 1995 (incorporated by reference to Exhibit 1 to Form 8-A filed March 30, 1995).

4.5	Amended and Restated Rights Agreement dated as of December 7, 1998 (incorporated by reference to Exhibit 1 to Form 8-A/A filed December 7, 1998).

10.1	Asset Contribution Agreement among Counsel Corporation and Certain of its Direct and Indirect Subsidiaries dated May 10, 1994 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.2	Asset Contribution Agreement among Diversicare Inc. and Certain of its Direct and Indirect Subsidiaries dated May 10, 1994 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.3	1994 Incentive and Non-Qualified Stock Plan for Key Personnel (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement No. 33-76150 on Form S-1).

10.4	1994 Non-Qualified Stock Option Plan for Directors (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement No. 33-76150 on Form S-1).

10.5	Master Agreement and Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement No. 33-76150 on Form S-1).

10.6	1994 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement No. 33-76150 on Form S-1).

10.7	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement No. 33-76150 on Form S-1).

10.8	Consent, Assignment and Amendment Agreement between Diversicare Corporation of America, Counsel Nursing Properties, Inc., Advocat Inc., Diversicare Leasing Corporation and Omega Healthcare Investors, Inc. dated May 10, 1994 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.9	Advocat Inc. Guaranty in favor of Omega Healthcare Investors, Inc. dated May 10, 1994 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.10	Consolidation, Modification and Renewal Note dated August 30, 1991, by Diversicare Nursing Centers, Inc. to the order of Sovran Bank/Tennessee (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement No. 33-76150 on Form S-1).

10.11	Credit and Security Agreement dated October 12, 1994, between NationsBank of Tennessee, N.A., the Company and the Company’s subsidiaries (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.12	Promissory Note by Advocat Inc. to the order of Diversicare Inc. dated May 10, 1994 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.13	Promissory Note by Advocat Inc. to the order of Counsel Nursing Properties, Inc. dated May 10, 1994 (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.14	Demand Master Promissory Note by Advocat Inc. to the order of Diversicare Corporation of America dated May 10, 1994 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.15	Lease Agreement between Counsel Healthcare Assets Inc. and Counsel Nursing Properties, Inc. dated May 10, 1994 (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.16	Lease Agreement between Counsel Healthcare Assets Inc. and Counsel Nursing Properties, Inc. dated May 10, 1994 (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.17	Management and Guaranteed Return Loan Agreement dated as of November 30, 1985, between Diversicare VI Limited Partnership and Diversicare Incorporated, an Ontario corporation, as amended, as assigned effective October 1, 1991, to Diversicare Management Services Co., with consent of Diversicare VI Limited Partnership (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement No. 33-76150 on Form S-1).

10.18	Management Agreement dated August 24, 1981, between Americare Corporation and Diversicare Corporation of America, as assigned to Diversicare Management Services Co., with consent of Americare Corporation (incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement No. 33-76150 on Form S-1).

10.19	Management Agreement between Counsel Healthcare Assets, Inc., an Ontario corporation and Counsel Nursing Properties, Inc. dated April 30, 1994, as assigned effective May 10, 1994, to Diversicare Canada Management Services Co., Inc (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.20	Lease Agreement between Spring Hill Medical, Inc. and First American HealthCare, Inc. dated February 1, 1994 (incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement No. 33-76150 on Form S-1).

10.21	Lease Agreement between HealthCare Ventures and Wessex Care Corporation dated October 23, 1989, as assigned effective May 10, 1994, to Diversicare Leasing Corp. (incorporated by reference to Exhibit 10.40 to the Company’s Registration Statement No. 33-76150 on Form S-1).

10.22	Lease Agreement between Osborne & Wilson Development Corp., Inc. and Diversicare Corporation of America dated July 7, 1989, as assigned effective May 10, 1994, to Diversicare Leasing Corp. (incorporated by reference to Exhibit 10.41 to the Company’s Registration Statement No. 33-76150 on Form S-1).

10.23	Florida Lease Agreement between Counsel Nursing Properties, Inc. and Diversicare Leasing Corp. dated May 10, 1994 (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.24	Lease Agreement between Counsel Nursing Properties, Inc. and Diversicare Leasing Corp. dated May 10, 1994 (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.25	Letter of Credit Agreement dated September 1, 1995, between Omega Health Care Investors, Inc., Sterling Acquisition Corp., Sterling Acquisition Corp II, O S Leasing Company and Diversicare Leasing Corp (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995).

10.26	Advocat Inc. Guaranty dated September 1, 1995, in favor of Omega Health Care Investors, Inc., Sterling Acquisition Corp., Sterling Acquisition Corp. II and O S Leasing Company (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995).

10.27	Management Agreement between Diversicare Management Services Co. and Emerald-Cedar Hill, Inc. dated February 20, 1996 (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.28	Management Agreement between Diversicare Management Services Co. and Emerald-Golfcrest, Inc. dated February 20, 1996 (incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.29	Management Agreement between Diversicare Management Services Co. and Emerald-Golfview, Inc. dated February 20, 1996 (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.30	Management Agreement between Diversicare Management Services Co. and Emerald-Southern Pines, Inc. dated February 20, 1996 (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.31	Loan Agreement between Omega Healthcare Investors, Inc. and Diversicare Leasing Corp., d/b/a Good Samaritan Nursing Home, dated February 20, 1996 (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.32	Short Term Note by Diversicare Leasing Corp. to Omega Healthcare Investors, Inc. dated February 20, 1996 (incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.33	Advocat Inc. Guaranty in favor of Omega Healthcare Investors, Inc. dated February 20, 1996 (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.34	First Amendment to Credit and Security Agreement dated November 28, 1995, between NationsBank of Tennessee, N.A., Advocat Inc. and the Subsidiaries (as defined) (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.35	Second Amendment to Credit and Security Agreement dated December 1, 1995, between NationsBank of Tennessee, N.A., Advocat Inc. and the Subsidiaries (as defined) (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.36	Third Amendment to Credit and Security Agreement dated December 1, 1995, between NationsBank of Tennessee, N.A., Advocat Inc. and the Subsidiaries (as defined) (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.37	Fourth Amendment to Credit and Security Agreement dated April 1, 1996, between NationsBank of Tennessee, N.A., Advocat Inc. and the Subsidiaries (as defined) (incorporated by reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996).

10.38	Fifth Amendment to Credit and Security Agreement dated May 1, 1996, between NationsBank of Tennessee, N.A., Advocat Inc. and the Subsidiaries (as defined) (incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996).

10.39	Sixth Amendment to Credit and Security Agreement dated June 28, 1996, between NationsBank of Tennessee, N.A., Advocat IInc. and the Subsidiaries (as defined) (incorporated by reference to Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996).

10.40	Seventh Amendment to Credit and Security Agreement dated September 1, 1996, between NationsBank of Tennessee, N.A., Advocat Inc. and the Subsidiaries (as

defined) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996).

10.41	Eighth Amendment to Credit and Security Agreement dated November 1, 1996, between NationsBank of Tennessee, N.A., Advocat Inc. and the Subsidiaries (as defined) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996).

10.42	Master Credit and Security Agreement dated December 27, 1996, between First American National Bank, GMAC-CM Commercial Mortgage Corporation, Advocat Inc., Management Services Co. and the Subsidiaries (as defined) (incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.43	Project Loan Agreement (Good Samaritan) dated December 27, 1996, between GMAC-CM Commercial Mortgage Corporation Advocat Inc., Diversicare Management Services Co. and the Subsidiaries (as defined) (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form for the fiscal year ended December 31, 1996).

10.44	Project Loan Agreement (Afton Oaks) dated December 27, 1996, between GMAC-CM Commercial Mortgage Corporation, Advocat Inc., Diversicare Management Services Co. and the Subsidiaries (as defined) (incorporated by reference Exhibit 10.60 to the Company’s Annual Report on Form for the fiscal year ended December 31, 1996).

10.45	Project Loan Agreement (Pinedale) dated December 27, 1996, between GMAC-CM Commercial Mortgage Corporation, Advocat Inc., Diversicare Management Services Co. and the Subsidiaries (as defined) (incorporated by reference Exhibit 10.61 to the Company’s Annual Report on Form for the fiscal year ended December 31, 1996).

10.46	Project Loan Agreement (Windsor House) dated December 27 1996, between GMAC-CM Commercial Mortgage Corporation, Advocat Inc., Diversicare Management Services Co. and Subsidiaries (as defined) (incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form for the fiscal year ended December 31, 1996).

10.47	Asset Purchase Agreement dated November 30, 1995, Williams Nursing Homes Inc., d/b/a Afton Oaks Center, Lynn Mayers, Thomas E. Mayers, and Diversicare Leasing Corp. (incorporated by reference to Exhibit 2.1 the Company’s Current Report on Form 8-K dated November 30, 1995).

10.48	Purchase Agreement between Diversicare Leasing Corporation and Americare Corporation dated February 20, 1996 (incorporated by reference to Exhibit 2.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.49	Amendment to 1994 Incentive and Non-Qualified Stock Plan for Key Personnel (incorporated by reference to Exhibit A to the Company’s Schedule 14A filed March 31, 1997).

10.50	Amendment to 1994 Non-Qualified Stock Option Plan for Directors (incorporated by reference to Exhibit A to the Company’s Schedule 14A filed April 19, 1996).

10.51	Amendment No. 3 Advocat Inc. 1994 Incentive and Nonqualified Stock Option Plan For Key Personnel (incorporated by reference to Exhibit A to the Company’s Schedule 14A filed April 3, 1998).

10.52	Renewal and Modification Promissory Note dated March 31, 1998, between the Company and AmSouth Bank.(incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998).

10.53	Renewal and Modification Promissory Note dated March 31, 1998, between the Company and First American National Bank (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996).

10.54	Second Amendment to Loan and Negative Pledge Agreement dated March 31, 1998, between Diversicare Assisted Living Services NC, LLC and First American National Bank, both individually and as Agent for AmSouth Bank (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996).

10.55	Loan Agreement dated the 4th day of June, 1999, by and between Diversicare Assisted Living Services NC II, LLC, a Delaware limited liability company and GMAC Commercial Mortgage Corporation, a California corporation (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.56	Loan Agreement dated the 4th day of June, 1999, by and between Diversicare Assisted Living Services NC I, LLC, a Delaware limited liability company and GMAC Commercial Mortgage Corporation, a California corporation (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.57	Fourth Amendment to Master Credit and Security Agreement dated as of April 14, 1999 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.58	Form of Fifth Amendment to Master Credit and Security Agreement between Diversicare Management Services Co. and First American National Bank

(incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.59	Fourth Amendment to Loan and Negative Pledge Agreement dated October 1, 1999 between Diversicare Assisted Living Services NC, LLC. and First American National Bank along with AmSouth Bank (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.60	Line of Credit Note (Overline Facility) dated October 1, 1999 between Diversicare Management Services Co. and First American National Bank (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.61	Fifth Amendment to Loan and Negative Pledge Agreement dated December 1, 1999 between Diversicare Assisted Living Services PC, LLC and First American National Bank along with AmSouth Bank (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1999).

10.62	Sixth Amendment to Master Credit and Security Agreement dated December 1, 1999 between Diversicare Management Services Co. and First American National Bank along with GMAC Commercial Mortgage Company (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1999).

10.63	Amendments to Promissory Notes dated November 30, 1999 between Diversicare Management Services Co. and GMAC Commercial Mortgage Corporation. (Four amendments extending the term to April 30, 2000 on four notes totaling $11.1 million.)(incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1999).

10.64	Settlement and Restructuring Agreement dated as of October 1, 2000 among Registrant, Diversicare Leasing Corp., Sterling Health Care Management, Inc., Diversicare Management Services Co., Advocat Finance, Inc., Omega Healthcare Investors, Inc. and Sterling Acquisition Corp. (incorporated by reference to Exhibit 10.83 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.65	Consolidated Amended and Restated Master Lease dated November 8, 2000, effective October 1, 2000, between Sterling Acquisition Corp. (as Lessor) and Diversicare Leasing Corp. (as Lessee) (incorporated by reference to Exhibit 10.84 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.66	Management Agreement effective October 1, 2000, between Diversicare Leasing Corp. and Diversicare Management Services Co. (incorporated by reference to Exhibit 10.85 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.67	Amended and Restated Security Agreement dated as of November 8, 2000 between Diversicare Leasing Corp and Sterling Acquisition Corp. (incorporated by reference to Exhibit 10.86 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.68	Security Agreement dated as of November 8, 2000 between Sterling Health Care Management, Inc. and Sterling Acquisition Corp. (incorporated by reference to Exhibit 10.87 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.69	Guaranty given as of November 8, 2000 by Registrant, Advocat Finance, Inc., Diversicare Management Services Co., in favor of Sterling Acquisition Corp. (incorporated by reference to Exhibit 10.88 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.70	Reaffirmation of Obligations (Florida Managed Facilities) by Registrant and Diversicare Management Services Co. to and for the benefit of Omega Healthcare Investors (incorporated by reference to Exhibit 10.89 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.71	Subordinated Note dated as of November 8, 2000 in the amount of $1,700,000 to Omega Healthcare Investors, Inc. from Registrant (incorporated by reference to Exhibit 10.90 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.72	Master Amendment to Loan Documents and Agreement dated as of November 8, 2000, effective October 1, 2000, among Registrant, its subsidiaries and AmSouth Bank (incorporated by reference to Exhibit 10.91 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.73	Reimbursement Promissory Note dated October 1, 2000 in the amount of $3,000,000 to AmSouth Bank from Registrant (incorporated by reference to Exhibit 10.92 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.74	Second Amendment to Intercreditor Agreement among GMAC, AmSouth, Registrant and its subsidiaries (incorporated by reference to Exhibit 10.93 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.75	Renewal Promissory Note dated October 1, 2000 in the amount of $3,500,000 to AmSouth Bank from Diversicare Management Services Co. (incorporated by reference to Exhibit 10.94 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.76	Renewal Promissory Note dated October 1, 2000 in the amount of $9,412,383.87 to AmSouth Bank from Diversicare Assisted Living Services NC, LLC (incorporated by reference to Exhibit 10.95 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.77	Renewal Promissory Note dated October 1, 2000 in the amount of $4,500,000 made payable to AmSouth Bank from Diversicare Management Services Co. (incorporated by reference to Exhibit 10.96 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.78	Termination, Assignment And Release Agreement is dated as of the 30th day of September, 2001 and is by and among (i) Counsel Nursing Properties, Inc., a Delaware corporation and Counsel Corporation [US], a Delaware corporation and the successor by name change to Diversicare Corporation of America, (ii) Diversicare Leasing Corp., a Tennessee corporation and Advocat Inc., a Delaware corporation, and (iii) Omega Healthcare Investors, Inc., a Maryland corporation, OHI Sunshine, Inc., a Florida corporation, and Sterling Acquisition Corp., a Kentucky corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.79	Settlement and Release Agreement entered into and effective as of 11:30, CST, on August 31, 2001 by and between Texas Diversicare Limited Partnership, a Texas limited partnership and Diversicare Leasing Corp., a Tennessee corporation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.80	Fifth Amendment to Project Loan Agreement and Comprehensive Amendment of All Other Loan Documents dated as of the 28th day of February, 2001, by and between the Company, certain of its subsidiaries and GMAC Commercial Mortgage Corporation. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.81	Sixth Amendment to and Assumption of Promissory Note dated as of the 28th day of February, 2001, by certain subsidiaries of the Company and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.82	Guaranty Agreement re Pinedale dated as of the 29th day of March, 2001, by the Company, for the benefit of GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.83	Loan Agreement re Pinedale dated as of the 29th day of March, 2001, by and between a subsidiary of the Company, and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.84	Mortgage and Security Agreement re Pinedale dated as of the 29th day of March, 2001, by and between a subsidiary of the Company, and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.85	Promissory Note dated 29th day of March 2001, in the amount of $2,913,000.00 in the favor of GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.86	Guaranty Agreement re Windsor House dated as of the 29th day of March, 2001, by the Company, for the benefit of GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.87	Loan Agreement re Windsor House dated as of the 29th day of March, 2001, by and between a subsidiary of the Company, and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.88	Mortgage and Security Agreement re Windsor House dated as of the 29th day of March, 2001, by and between a subsidiary of the Company, and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.89	Promissory Note dated 29th day of March 2001, in the amount of $4,709,000.00 in the favor of GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.90	Revenue Sharing Agreement as of the 30 day of September, 2001, by and among Advocat Inc., Diversicare Leasing Corp., Omega Healthcare Investors, Inc. and OHI Sunshine, Inc. (incorporated by reference to Exhibit 10.125 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.91	First Amendment to Consolidated Amended and Restated Master lease dated September 30, 2001 by and between Srerling Acquisition Corp and Diversicare Leasing Corporation. (incorporated by reference to Exhibit 10.126 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.92	Lease Termination and Operations Transfer Agreement dated the 31st day of March, 2002 by and between (i) Diversicare Assisted Living Services NC, LLC, a Tennessee limited liability company and Advocat Inc., a Delaware corporation, and (ii) Pierce Management Group First Partnership, a North Carolina general partnership, Pierce Management Group Fifth Partnership, a North Carolina general partnership, Pierce, Pierce And Hall, a North Carolina general partnership, Guy S. Pierce, individually, A. Steve Pierce and wife Mary Lou Pierce and A. Steve Pierce, individually. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

10.93	Lease Termination and Operations Transfer Agreement made and entered into as of the 31st day of March, 2002 by and between (i) Diversicare Assisted Living Services, Inc., a Tennessee corporation, and (ii) Guy S. Pierce, an individual, and any person or entity to whom the Agreement is assigned in accordance with Section 17 thereof. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.94	First Amendment to Lease Termination and Operations Transfer Agreement made and entered into as of the 31st day of May, 2002 by and between (i) Diversicare Assisted Living Services, Inc., a Tennessee corporation and Diversicare Assisted Living Services NC, LLC, a Tennessee limited liability company and (ii) Guy S. Pierce, an individual. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.95	Mutual Separation Agreement dated as of October 18, 2002, by and among Advocat Inc., a Delaware corporation, and Charles W Birkett, M.D. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.96	Mutual Separation Agreement dated as of October 18, 2002, by and among Advocat Inc., a Delaware corporation and Charles Rinne. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.97	Purchase and Sale Agreement dated as of the 25th day of July, 2002 by and between Diversicare Leasing Corp. and Sterling Healthcare, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.98	Second Amendment to Loan Agreement dated as of October 1, 2002, by and between Diversicare Assisted Living Services NC II, LLC, and GMAC Commercial Mortgage Corporation. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.99	Second Amendment to Loan Agreement dated as of October 1, 2002, by and between Diversicare Assisted Living Services NC I, LLC, and GMAC Commercial Mortgage Corporation. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.100	Second Amendment to Promissory Note dated as of the 1st day of October, 2002, by and between Diversicare Assisted Living Services NC I, LLC, and GMAC Commercial Mortgage Corporation. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.101	Second Amendment to Promissory Note dated as of the 1st day of October, 2002, by and between Diversicare Assisted Living Services NC II, LLC, and GMAC Commercial Mortgage Corporation. (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.102	Renewal Reimbursement Promissory Note dated December 15, 2002 from the Company to AmSouth Bank (incorporated by reference to Exhibit 10.134 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.103	Second Amendment to Master Amendment to Loan Documents and Agreement by and between AmSouth Bank, the Company, Diversicare Management Services and other subsidiaries of the Company (incorporated by reference to Exhibit 10.135 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.104	Second Amendment dated December 15, 2002 to Renewal Promissory Note by and among Am South Bank and Diversicare Assisted Living Services, NC, LLC (incorporated by reference to Exhibit 10.136 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.105	Second Amendment to Renewal Promissory Note (Overline Facility) by and among AmSouth Bank and Diversicare Management Services, Co (incorporated by reference to Exhibit 10.137 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.106	Reduced and modified Renewal Revolving Promissory Note dated December 15, 2002 from Diversicare Management Services Co. to AmSouth Bank (incorporated by reference to Exhibit 10.134 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.107	Seventh Amendment to Promissory Note dated as of the 23rd day of December, 2002, by Diversicare Afton Oaks, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.139 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.108	Amendment to Deed of Trust and Security Agreement dated as of the 23rd day of December, 2002, by and between Diversicare Afton Oaks, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.140 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.109	Amended and Restated Employment Agreement dated as of March 28, 2003, by and among Advocat Inc., a Delaware corporation, and William R. Council, III (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.110	Third Amendment to Loan Agreement dated as of January 1, 2003 by and between Diversicare Assisted Living Services NC II, LLC, a Delaware limited liability company and GMAC Commercial Mortgage Corporation, a California corporation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.111	Fourth Amendment to $12,770,000 Promissory Note dated as of January 1, 2003 by and between Diversicare Assisted Living Services NC I, LLC, a Delaware limited liability company and GMAC Commercial Mortgage Corporation, a California corporation (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.112	Fourth Amendment to $12,480,000 Promissory Note dated as of January 1, 2003 by and between Diversicare Assisted Living Services NC II, LLC, a Delaware limited liability company and GMAC Commercial Mortgage Corporation, a California corporation (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.113	Third Amendment to Loan Agreement dated as of January 1, 2003 by and between Diversicare Assisted Living Services NC I, LLC, a Delaware limited liability company and GMAC Commercial Mortgage Corporation, a California corporation (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.114	Share Purchase Agreement dated as of August 25, 2003 by and between Diversicare Leasing Corp., a Tennessee corporation, Advocat Inc., a Delaware corporation, Diversicare Canada Management Services Co., Inc., an Ontario corporation, and DCMS Holdings Inc., an Ontario corporation (incorporated by reference to Annex A to the Company’s Proxy Statement filed October 6, 2003).

10.115	Lease Termination Agreement dated as of May 29, 2003, by and among (i) Diversicare Assisted Living Services, Inc., a Tennessee corporation, and Advocat Inc., a Delaware corporation, and (ii) 570 Center Street, LLC, a South Carolina limited liability company, and Albert M. Lynch, an individual (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.116	Fourth Amendment to Revenue Bond Lease Agreement and Mortgage and Indenture of Trust dated as of May 2, 2003 by and between The Medical Clinic Board of the City of Hartford, Alabama; Diversicare Leasing Corp.; Colonial Bank; City Bank of Hartford and Slocomb National Bank(incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.117	Fourth Amendment to Loan Agreement dated as of June 18, 2003 by and between Diversicare Assisted Living Services NC I, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.118	Fifth Amendment to Promissory Note dated as of June 18, 2003 by and between Diversicare Assisted Living Services NC I, LLC and GMAC Commercial Mortgage Corporation(incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.119	Fifth Amendment to Promissory Note dated as of June 18, 2003 by and between Diversicare Assisted Living Services NC II, LLC and GMAC Commercial Mortgage Corporation(incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.120	Fourth Amendment to Loan Agreement dated as of June 18, 2003 by and between Diversicare Assisted Living Services NC II, LLC and GMAC Commercial Mortgage Corporation(incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.121	Cross-Collateralization and Cross-Default Agreement dated as of June 18, 2003 by and among Diversicare Windsor House, LLC, a Delaware limited liability company; Diversicare Pinedale, LLC, a Delaware limited liability company; Diversicare Afton Oaks, LLC, a Delaware limited liability company; Diversicare Assisted Living Services NC I, LLC, a Delaware limited liability company and Diversicare Assisted Living Services NC II, LLC a Delaware limited liability company in favor of GMAC Commercial Mortgage Corporation, a California corporation (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.122	Sixth Amendment to Promissory Note dated as of the 1st day of July, 2003, by and between Diversicare Assisted Living Services NC II, LLC and GMAC Commercial Mortgage Corporation(incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.123	Fifth Amendment to Loan Agreement dated as of July 1, 2003, by and between Diversicare Assisted Living Services NC II, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.124	Sixth Amendment to Promissory Note dated as of the 1st day of July, 2003, by and between Diversicare Assisted Living Services NC I, LLC, and GMAC Commercial Mortgage Corporation(incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.125	Fifth Amendment to Loan Agreement dated as of July 1, 2003, by and between Diversicare Assisted Living Services NC I, LLC and GMAC Commercial Mortgage Corporation(incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.126	Contract to Purchase Real Property in Morehead City, North Carolina between Ronald F. McManus and Diversicare Assisted Living Services NC, LLC for Carteret Care(incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.127	Master Lease Agreement dated as of May 1, 2003 by and between Emerald-Cedar Hills, Inc. Emerald-Golfview, Inc., Emerald-Southern Pines, Inc. and Emerald-Golfcrest, Inc. and Senior Care Florida Leasing, LLC(incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.128	Working Capital Loan Agreement dated as of April 1, 2003, between Omega Healthcare Investors, Inc., a Maryland corporation, and Senior Care Florida Leasing, LLC, a Delaware limited liability company, Senior Care Golfview, LLC, a Delaware limited liability company, Senior Care Golfcrest, LLC, a Delaware limited liability company, Senior Care Southern Pines, LLC, a Delaware limited liability company, and Senior Care Cedar Hills, LLC(incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.129	Secured Working Capital Promissory Note dated April 1, 2003 from Senior Care Florida Leasing, LLC, a Delaware limited liability company, Senior Care Golfview, LLC, a Delaware limited liability company, Senior Care Golfcrest, LLC, a Delaware limited liability company, Senior Care Southern Pines, LLC, a Delaware limited liability company, Senior Care Cedar Hills, LLC, a Delaware limited liability company, to Omega Healthcare Investors, Inc., a Maryland corporation(incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.130	Security Agreement as of April 1, 2003 by and between Senior Care Florida Leasing, LLC, a Delaware limited liability company, Senior Care Golfview, LLC, a Delaware limited liability company, Senior Care Golfcrest, LLC, a Delaware limited liability company, Senior Care Southern Pines, LLC, a Delaware limited liability company, Senior Care Cedar Hills, LLC, a Delaware limited liability company and Omega Healthcare Investors, Inc., a Maryland corporation (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.131	First Amendment to Reduced and Modified Renewal Revolving Promissory Note dated July 11, 2003 by and among AmSouth Bank and Diversicare Management Services Co. (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.132	First Amendment to Renewal Promissory Note dated as of July 11, 2003 by and among AmSouth Bank and Advocat Inc., a Delaware corporation(incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.133	Third Amendment to Renewal Promissory Note dated as of July 11, 2003 by and among AmSouth Bank and Diversicare Assisted Living Services, NC, LLC, a Tennessee limited liability company(incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.134	Third Amendment to Renewal Promissory Note (Overline Facility) dated July 11, 2003 by and among AmSouth Bank and Diversicare Management Services, Co., a Tennessee corporation (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.135	Second Amendment to Reduced And Modified Renewal Revolving Promissory Note dated as of July 11, 2003 by and among AmSouth Bank and Diversicare Management Services Co., a Tennessee corporation(incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.136	Third Amendment to Master Amendment to Loan Documents And Agreement dated as of July 11, 2003 by and between AmSouth Bank, successor in interest by merger to First American National Bank, Advocat Inc., a Delaware corporation and various subsidiaries of Advocat Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.137	Third Amendment to Reduced and Modified Renewal Revolving Promissory Note dated January 9 2004 by and among AmSouth Bank and Diversicare Management Services Co., a Tennessee corporation.

10.138	Second Amendment to Renewal Promissory Note dated as of January 9, 2004 by and among AmSouth Bank and Advocat, Inc., a Delaware corporation.

10.139	Fourth Amendment to Renewal Promissory Note dated as of January 9, 2004 by and among AmSouth Bank and Diversicare Assisted Living Services, NC, LLC, a Tennessee limited liability company.

10.140	Fourth Amendment to Renewal Promissory Note (the “Overline Facility”) dated as of January 9, 2004 by and among AmSouth Bank and Diversicare Management Services, Co., a Tennessee corporation.

10.141	Fifth Amendment by and between The Medical Clinic Board Of The City Of Hartford, Alabama, Diversicare Leasing Corp., Colonial Bank, N.A. (formerly Colonial Bank), City Bank of Hartford and Slocomb National Bank, effective as of November 2, 2003.

10.142	First Amendment to Share Purchase Agreement dated as of February ___, 2004, among Diversicare Leasing Corp., a corporation incorporated under the laws of Tennessee, and Advocat Inc., a corporation incorporated under the laws of Delaware, and Diversicare Canada Management Services Co., Inc., a corporation incorporated under the laws of Ontario, and DCMS Holdings Inc., a corporation incorporated under the laws of Ontario.

21	Subsidiaries of the Registrant.

23.1	Consent of BDO Seidman.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVOCAT INC.

/s/ Wallace E. Olson

Wallace E. Olson
Chairman of the Board
March 26, 2004

/s/ William R. Council, III

William R. Council, III
President and Chief Executive Officer
(Principal Executive Officer)
March 26, 2004

/s/ L. Glynn Riddle, Jr.

L. Glynn Riddle, Jr.
Vice President, Chief Financial Officer, Secretary
(Principal Financial and Accounting Officer)
March 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Wallace E. Olson	/s/ William C. O’Neil

Wallace E. Olson	William C. O’Neil
Chairman of the Board	Director
March 26, 2004	March 26, 2004

/s/ William R. Council, III	/s/ Richard M. Brame

William R. Council, III	Richard M. Brame
President and Chief Executive Officer	Director
Director	March 26, 2004
March 26, 2004

ADVOCAT INC. AND SUBSIDIARIES

Consolidated Financial Statements
As of December 31, 2003 and 2002
Together with Report of Independent Certified Public Accountants

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders
Advocat Inc.
Franklin, Tennessee:

We have audited the accompanying consolidated balance sheets of Advocat Inc. as of December 31, 2003 and 2002 and the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2003. We have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advocat Inc. as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules present fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and schedules have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred operating losses, has a net capital deficiency, is not in compliance with certain debt covenants that allow the holders to demand immediate repayment and has limited resources available to meet its operating, capital expenditure and debt service requirements during 2004. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements and schedules do not include any adjustments that might result from the outcome of this uncertainty.

BDO Seidman, LLP

Memphis, Tennessee
March 12, 2004

ADVOCAT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

ASSETS	2003	2002
CURRENT ASSETS:
Cash and cash equivalents	$4,817,000	$3,847,000
Restricted cash	1,252,000	1,252,000
Receivables, less allowance for doubtful accounts of $1,799,000 and $2,192,000, respectively	15,960,000	12,606,000
Inventories	518,000	468,000
Prepaid expenses and other current assets	2,968,000	1,444,000
Discontinued operations	6,257,000	4,628,000

Total current assets	31,772,000	24,245,000

PROPERTY AND EQUIPMENT, at cost	82,016,000	80,382,000
Less accumulated depreciation	(36,043,000)	(31,313,000)
Discontinued operations, net	11,927,000	10,002,000

Property and equipment, net	57,900,000	59,071,000

OTHER ASSETS:
Deferred financing and other costs, net	411,000	339,000
Deferred lease costs, net	1,542,000	1,577,000
Assets held for sale or redevelopment	—	200,000
Other assets	941,000	917,000
Discontinued operations	2,368,000	2,522,000

Total other assets	5,262,000	5,555,000

	$94,934,000	$88,871,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
(DEFICIT)	2003	2002
CURRENT LIABILITIES:
Current portion of long-term debt	$10,196,000	$12,559,000
Short-term debt	42,348,000	41,367,000
Trade accounts payable	8,507,000	6,631,000
Accrued expenses:
Payroll and employee benefits	4,806,000	6,136,000
Interest	221,000	164,000
Current portion of self-insurance reserves	11,910,000	9,017,000
Other current liabilities	4,013,000	4,603,000
Discontinued operations	3,062,000	2,613,000

Total current liabilities	85,063,000	83,090,000

NONCURRENT LIABILITIES:
Long-term debt, less current portion	—	—
Self-insurance reserves, less current portion	37,614,000	26,724,000
Other noncurrent liabilities	4,526,000	3,631,000
Discontinued operations	6,355,000	5,396,000

Total noncurrent liabilities	48,495,000	35,751,000

COMMITMENTS AND CONTINGENCIES
SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK, authorized 600,000 shares, $.10 par value, 393,658 shares issued and outstanding, at redemption value	4,135,000	3,858,000
SHAREHOLDERS’ EQUITY (DEFICIT):
Series A preferred stock, authorized 400,000 shares, $.10 par value, none issued and outstanding	—	—
Common stock, authorized 20,000,000 shares, $.01 par value, 5,493,000 shares issued and outstanding	55,000	55,000
Paid-in capital	15,908,000	15,908,000
Accumulated deficit	(60,417,000)	(48,919,000)
Cumulative translation adjustment	1,695,000	(872,000)

Total shareholders’ deficit	(42,759,000)	(33,828,000)

	$94,934,000	$88,871,000

The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2002	2001
REVENUES:
Patient revenues, net	$183,093,000	$161,821,000	$158,370,000
Resident revenues	12,473,000	20,142,000	31,867,000
Other income	82,000	—	93,000
Interest	102,000	17,000	32,000

	195,750,000	181,980,000	190,362,000

EXPENSES:
Operating	172,591,000	156,718,000	167,674,000
Lease	15,152,000	16,113,000	19,693,000
General and administrative	11,171,000	12,137,000	11,650,000
Interest	3,091,000	3,717,000	4,735,000
Depreciation and amortization	4,937,000	5,025,000	5,255,000
Asset impairment and other charges	2,092,000	3,370,000	4,847,000

	209,034,000	197,080,000	213,854,000

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(13,284,000)	(15,100,000)	(23,492,000)
BENEFIT FOR INCOME TAXES	—	(387,000)	—

NET LOSS FROM CONTINUING OPERATIONS	(13,284,000)	(14,713,000)	(23,492,000)
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX PROVISION OF $691,000, $456,000 AND $410,000, RESPECTIVELY	2,063,000	1,710,000	1,448,000

NET LOSS	(11,221,000)	(13,003,000)	(22,044,000)
PREFERRED STOCK DIVIDENDS, ACCRUED BUT NOT PAID	277,000	269,000	231,000

NET LOSS FOR COMMON STOCK	$(11,498,000)	$(13,272,000)	$(22,275,000)

NET LOSS PER COMMON SHARE:
Per common share – basic
Loss from continuing operations	$(2.47)	$(2.73)	$(4.32)
Income from discontinued operations	0.38	0.31	0.26

	$(2.09)	$(2.42)	$(4.06)

Per common share – diluted
Loss from continuing operations	$(2.47)	$(2.73)	$(4.32)
Income from discontinued operations	0.38	0.31	0.26

	$(2.09)	$(2.42)	$(4.06)

WEIGHTED AVERAGE SHARES:
Basic	5,493,000	5,493,000	5,493,000

Diluted	5,493,000	5,493,000	5,493,000

The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

				Retained
	Common Stock			Earnings	Cumulative
			Paid-in	(Accumulated	Translation
	Shares	Amount	Capital	Deficit)	Adjustment	Total
BALANCE, December 31, 2000	5,492,000	$55,000	$15,907,000	$(13,372,000)	$(448,000)	$2,142,000
Issuance of common stock	1,000	—	1,000	—	—	1,000
Net loss	—	—	—	(22,044,000)	—	(22,044,000)
Preferred stock dividends				(231,000)	—	(231,000)
Translation loss, net of tax	—	—	—	—	(487,000)	(487,000)

BALANCE, December 31, 2001	5,493,000	55,000	15,908,000	(35,647,000)	(935,000)	(20,619,000)
Net loss	—	—	—	(13,003,000)	—	(13,003,000)
Preferred stock dividends				(269,000)	—	(269,000)
Translation gain, net of tax	—	—	—	—	63,000	63,000

BALANCE, DECEMBER 31, 2002	5,493,000	55,000	15,908,000	(48,919,000)	(872,000)	(33,828,000)
Net loss	—	—	—	(11,221,000)	—	(11,221,000)
Preferred stock dividends				(277,000)	—	(277,000)
Translation gain, net of tax	—	—	—	—	2,567,000	2,567,000

BALANCE, DECEMBER 31, 2003	5,493,000	$55,000	$15,908,000	$(60,417,000)	$1,695,000	$(42,759,000)

The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2003	2002	2001
NET LOSS FOR COMMON STOCK	$(11,498,000)	$(13,272,000)	$(22,275,000)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	3,889,000	98,000	(762,000)
Income tax benefit (provision)	(1,322,000)	(35,000)	275,000

	2,567,000	63,000	(487,000)

COMPREHENSIVE LOSS	$(8,931,000)	$(13,209,000)	$(22,762,000)

The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
OPERATING ACTIVITIES:
Net loss	$(11,221,000)	$(13,003,000)	$(22,044,000)
Income from discontinued operations	2,063,000	1,710,000	1,448,000

Net loss from continuing operations	(13,284,000)	(14,713,000)	(23,492,000)
Adjustments to reconcile net loss from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	4,937,000	5,025,000	5,255,000
Provision for doubtful accounts	1,707,000	526,000	3,290,000
Provision for self-insured professional liability	15,421,000	15,009,000	17,710,000
Payment of professional liability costs	(2,699,000)	(2,232,000)	(3,601,000)
Provision for leases in excess of cash payments	815,000	1,403,000	1,598,000
Amortization of deferred balances	381,000	402,000	424,000
Amortization of discount on non-interest- bearing promissory note	—	11,000	267,000
Lease termination and asset impairment charges	1,703,000	2,546,000	4,847,000
Changes in other assets and liabilities affecting operating activities:
Receivables, net	(5,061,000)	1,921,000	(3,015,000)
Inventories	(50,000)	(1,000)	128,000
Prepaid expenses and other assets	(1,702,000)	471,000	(8,000)
Trade accounts payable and accrued expenses	1,155,000	457,000	1,632,000

Net cash provided by continuing operations	3,323,000	10,825,000	5,035,000
Net cash provided by discontinued operations	2,638,000	—	1,014,000

Net cash provided by operating activities	5,961,000	10,825,000	6,049,000

INVESTING ACTIVITIES:
Purchases of property and equipment	(3,486,000)	(2,984,000)	(2,687,000)
Proceeds from sale of property	179,000	375,000	—
Restricted cash deposits	—	(1,252,000)	—
Investment in TDLP	—	—	(609,000)
Cash received in TDLP exchange	—	—	200,000
Deposits and other deferred balances	(258,000)	30,000	—
TDLP partnership distributions	—	—	200,000

Net cash used for investing activities	(3,565,000)	(3,831,000)	(2,896,000)

(Continued)

ADVOCAT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Year Ended December 31,
	2003	2002	2001
FINANCING ACTIVITIES:
Repayment of debt obligations	$(2,658,000)	$(2,036,000)	$(1,617,000)
Financing costs	(43,000)	(69,000)	(366,000)
Net proceeds from (repayment of) lines of credit	1,275,000	(2,867,000)	(700,000)
Advances to TDLP, net	—	—	(1,063,000)

Net cash used for financing activities	(1,426,000)	(4,972,000)	(3,746,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	970,000	2,022,000	(593,000)
CASH AND CASH EQUIVALENTS, beginning of period	3,847,000	1,825,000	2,418,000

CASH AND CASH EQUIVALENTS, end of period	$4,817,000	$3,847,000	$1,825,000

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$2,732,000	$3,213,000	$4,397,000

Cash payments (refunds) of income taxes, net	$—	$(447,000)	$90,000

NON-CASH TRANSACTIONS:

In 2003, 2002 and 2001, the Company accrued, but did not pay, preferred stock dividends of $277,000, $269,000 and $231,000, respectively.

In December 2002, the Company issued a $203,000 promissory note payable to a bank as payment for accrued interest charges on other indebtedness. See Note 8.

In August 2001, pursuant to an agreement with TDLP, the Company exchanged its investments in TDLP, with a book value of $5.7 million, for the net assets of TDLP.

The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

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

As of December 31, 2003, the Company operates 100 facilities, consisting of 62 nursing homes with 7,080 licensed beds and 38 assisted living facilities with 3,965 units. The Company owns 12 nursing homes, leases 38 others, and manages 12 nursing homes. The Company owns 15 assisted living facilities, leases seven others, and manages the remaining 16 assisted living facilities. The Company holds a minority interest in six of these managed assisted living facilities. The Company operates 48 nursing homes and 14 assisted living facilities in the United States and 14 nursing homes and 24 assisted living facilities in Canada. The Company operates facilities in Alabama, Arkansas, Florida, Kentucky, North Carolina, Ohio, Tennessee, Texas, West Virginia and the Canadian provinces of Alberta, British Columbia and Ontario.

In August 2003, the Company entered into a definitive agreement to sell the stock of its wholly owned subsidiary, Diversicare Canada Management Services Co., Inc. (“DCMS”) to DCMS Holding, Inc. (“Holding”), a privately-owned Ontario corporation. As of December 31, 2003, DCMS operates 14 nursing homes and 24 assisted living facilities in the Canadian provinces of Ontario, British Columbia and Alberta. The transaction was approved by the Company’s shareholders on November 21, 2003, but as of March 12, 2004, remains subject to approval by regulatory authorities in Canada. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the consolidated financial statements of the Company have been reclassified to reflect DCMS as a discontinued operation.

The Company’s continuing operations consist of its United States nursing homes and assisted living facilities.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the operations and accounts of Advocat and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in entities in which the Company lacks control but has the ability to exercise significant influence over operating and financial policies are accounted for under the equity method. Investments in entities in which the Company lacks the ability to exercise significant influence are included in the consolidated financial statements at the cost of the Company’s investment. As discussed in Note 10, the consolidated financial statements of the Company reflect the Company’s Canadian subsidiary, DCMS, as a discontinued operation.

Basis of Accounting

The accompanying consolidated financial statements have been prepared assuming that Advocat will continue as a going concern. The Company has incurred operating losses in the each of the three years in the period ended December 31, 2003, and has limited resources available to meet its operating, capital expenditure and debt service requirements during 2004. The Company has a net working capital deficit of $53.3 million as of December 31, 2003. The Company has $42.5 million of scheduled debt maturities (including short term debt and current portions of long term debt) during 2004, and is in default of certain debt covenants contained in debt agreements. Effective March 9, 2001, the Company obtained professional liability insurance coverage that, based on historical claims experience, is estimated to be substantially less than the claims that could be incurred during 2001, 2002 and 2003 and is less than the coverage required by certain of the Company’s debt and lease agreements. The Company is in a dispute with the landlord of a terminated lease that is subject to an arbitration hearing expected to be held in April 2004. The Company is the subject of 7 lawsuits filed by the Arkansas Attorney General for which the Company has no insurance. The first of these suits is scheduled for trial in September 2004. The ultimate payments on professional liability claims accrued as of December 31, 2003, arbitration awards, the Arkansas Attorney General lawsuits or claims that could be incurred during 2004 could require cash resources during 2004 that would be in excess of the Company’s available cash or other resources. The Company is also not in compliance with certain lease and debt agreements, including financial covenants, insurance requirements and other obligations, that allow the Company’s primary lessor certain rights as discussed below and allows the holders of substantially all of the Company’s debt to demand immediate repayment. Although the Company does not anticipate that such demands will be made, the continued forbearance on the part of the Company’s lenders cannot be assured at this time. Accordingly, the Company has classified the related debt principal amounts as current liabilities in the accompanying consolidated financial statements as of December 31, 2003. Given that events of default exist under the Company’s working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances. Events of default under the Company’s debt agreements could lead to additional events of default under the Company’s lease agreements covering a majority of its United States nursing facilities. A default in the related lease agreements allows the lessor the right to terminate the lease agreements and assume operating rights with respect to the leased properties. The net book value of property and equipment, including leasehold improvements, related to these facilities total approximately $4.0 million as of December 31, 2003. A default in these lease agreements also allows the holder of the Series B Redeemable Convertible Preferred Stock the right to require the Company to redeem such stock, as described in Note 11. At a minimum, the Company’s cash requirements during 2004 include funding operations (including potential payments related to professional liability claims, arbitration awards and the Arkansas Attorney General’s lawsuits), capital expenditures, scheduled debt service, and working capital requirements. No assurance can be given that the Company will have sufficient cash to meet these requirements. The independent accountants’ report on the Company’s financial statements at December 31, 2003, 2002 and 2001 includes an explanatory paragraph concerning the Company’s ability to continue as a going concern.

The majority of the Company’s lenders have the right to force immediate payment of outstanding debt. If the Company’s lenders force immediate repayment, the Company would not be able to repay the related debt outstanding. Of the total $42.5 million of matured or scheduled debt maturities (including short term debt and current portions of long term debt) during 2004, the Company intends to repay approximately $3 million from cash generated from operations, approximately $5 million with proceeds from the sale of DCMS and will attempt to refinance the remaining balance. The Company’s management has implemented a plan to enhance revenues related to the operations of the Company’s nursing homes and assisted living facilities, but the results of these efforts are uncertain. Management is focused on increasing the occupancy in its nursing homes and assisted living facilities through an increased emphasis on attracting and retaining patients and residents. Management is also focused on minimizing future expense increases through the elimination of excess operating costs. Management is also attempting to minimize professional liability claims in future periods by vigorously defending itself against all such claims and through the additional supervision and training of staff employees. The Company is unable to predict if it will be successful in enhancing revenues, reducing operating losses, in negotiating waivers, amendments, or refinancings of outstanding debt, or if the Company will be able to meet any amended financial covenants in the future. Regardless of the effectiveness of management’s efforts, any demands for repayment by lenders, the inability to obtain waivers or refinance the related debt, the termination of lease agreements or entry of a final judgment in a material amount for a professional or general liability claim would have a material adverse impact on the financial position, results of operations and cash flows of the Company. If the Company is unable to generate sufficient cash flow from its operations or successfully negotiate debt or lease amendments, or is subject to a significant judgment not covered by insurance, the Company may have to explore a variety of other options, including but not limited to other sources of equity or debt financings, asset dispositions, or relief under the United States Bankruptcy Code. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

Revenues

Patient and Resident Revenues

The fees charged by the Company to patients in its nursing homes and residents in its assisted living facilities include fees with respect to individuals receiving benefits under federal and state-funded cost reimbursement programs. These revenues are based on approved rates for each facility that are either based on current costs with retroactive settlements or prospective rates with no cost settlement. Amounts earned under federal and state programs with respect to nursing home patients are subject to review by the third-party payors. In the opinion of management, adequate provision has been made for any adjustments that may result from such reviews. Final cost settlements, if any, are recorded when objectively determinable, generally within three years of the close of a reimbursement year depending upon the timing of appeals and third-party settlement reviews or audits. During the years ended December 31, 2003 and 2002, the Company recorded $805,000 and $328,000 of net favorable estimated settlements from federal and state programs for periods prior to the beginning of fiscal 2003 and 2002, respectively. During 2001, the Company recorded $113,000 of net unfavorable estimated settlements from federal and state programs for periods prior to the beginning of fiscal 2001.

Management Fees

Under its management agreements, DCMS has responsibility for the day-to-day operation and management of each of its managed facilities. The Company’s consolidated financial statements reflect management fee revenue reported by DCMS as discontinued operations. DCMS typically receives a base management fee ranging generally from 3.5% to 6.0% of net revenues of each managed facility and has the potential to earn incentive management fees over its base management fees in certain instances. DCMS records revenues associated with management services on an accrual basis as the services are provided. Other than certain corporate and regional overhead costs, the services provided at the facility are at the facility owner’s expense. The facility owner is also obligated to pay for all required capital expenditures. DCMS generally is not required to advance funds to the owner. Other than with respect to facilities managed during insolvency or receivership situations, DCMS’s management fees are generally subordinated to the debt payments of the facilities it manages. In instances in which management fees are subordinated to debt payments, DCMS recognizes revenue when services are performed based on the reasonable assurance of collection.

Allowance for Doubtful Accounts

The Company’s allowance for doubtful accounts is estimated utilizing current agings of accounts receivable, historical collections data and other factors. Management monitors these factors and determines the estimated provision for doubtful accounts. Historical bad debts have generally resulted from uncollectible private balances, some uncollectible coinsurance and deductibles and other factors. Receivables that are deemed to be uncollectible are written off. The allowance for doubtful accounts balance is assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified.

The Company includes provisions for doubtful accounts in operating expenses in its consolidated statements of operations. The provisions for doubtful accounts of continuing operations were $1,707,000, $526,000 and $3,290,000 for 2003, 2002 and 2001, respectively.

Lease Expense

The Company operates 45 long-term care facilities under operating leases, including 31 owned by Omega Healthcare Investors, Inc. (“Omega”), 8 owned by Counsel Corporation (together with its affiliates, “Counsel”), and six owned by other parties. Five of the properties leased from Counsel Corporation are operated by DCMS and are therefore included in discontinued operations. The Company’s operating leases generally require the Company to pay stated rent, subject to increases based on changes in the Consumer Price Index, a minimum percentage increase, or increases in the net revenues of the leased properties. Beginning October 1, 2001, the Company’s Omega leases required the Company to pay certain scheduled rent increases. Such scheduled rent increases are recorded as additional lease expense on a straight-line basis over the term of the related leases. The Company’s leases are “triple-net,” requiring the Company to maintain the premises, pay taxes, and pay for all utilities. The Company generally grants its lessor a security interest in the Company’s personal property located at the leased facility. The leases generally require the Company to maintain a minimum tangible net worth and prohibit the Company from operating any additional facilities within a certain radius of each leased facility. The Company is generally required to maintain comprehensive insurance covering the facilities it leases as well as personal and real property damage insurance and professional malpractice insurance. Effective March 9, 2002, the Company has obtained professional malpractice insurance coverage for its United States nursing homes that is less than the amounts required in the lease agreement. The failure to pay rentals within a specified period or to comply with the required operating and financial covenants generally constitutes a default, which default, if uncured, permits the lessor to terminate the lease and assume the property and the contents within the facility. In all cases where mortgage indebtedness exists with respect to a leased facility, the Company’s interest in the premises is subordinated to that of the lessors’ mortgage lenders.

See Note 14 for a discussion regarding the termination of leases for certain assisted living facilities during 2003 and 2002.

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

Property and Equipment

Property and equipment are recorded at cost with depreciation being provided over the shorter of the remaining lease term (where applicable) or the assets’ estimated useful lives on the straight-line basis as follows:

Buildings and leasehold improvements	- 2 1/2 to 40 years
Furniture, fixtures and equipment	- 2 to 15 years
Vehicles	- 5 years

Interest incurred during construction periods is capitalized as part of the building cost. Maintenance and repairs are expensed as incurred, and major betterments and improvements are capitalized. Property and equipment obtained through purchase acquisitions are stated at their estimated fair value determined on the respective dates of acquisition.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the recoverability of the carrying values of its properties on a property by property basis. On a quarterly basis, the Company reviews its properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable. The need to recognize an impairment is based on estimated future cash flows from a property compared to the carrying value of that property. If recognition of an impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property. See Note 6 for discussion of impairment provisions recorded in 2003, 2002 and 2001.

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with banks and all highly liquid investments with original maturities of three months or less.

Restricted Cash

Restricted cash consists of funds on deposit with a bank securing a letter of credit issued in connection with the Company’s workers compensation policy for the policy year ended June 30, 2003. See Note 14.

Inventories

Inventory is recorded at the lower of cost or net realizable value, with cost being determined principally on the first-in, first-out basis.

Deferred Financing and Other Costs

Financing costs are amortized on a straight-line basis over the term of the related debt. The amortization is reflected as interest expense in the accompanying consolidated statements of operations.

Deferred Lease Costs

Deferred lease costs represent costs incurred in conjunction with the Company’s restructuring of its Omega leases during 2000 (see Note 4) and costs incurred in connection with new leases entered in 2003 (see Note 14). Deferred lease costs are amortized on a straight-line basis over the term of the related leases.

Assets Held for Sale or Redevelopment

The Company records assets held for sale or redevelopment at the lesser of cost or net realizable value from the sale of the related assets. The Company has recorded writedowns of the net book value of these properties to the estimated net proceeds. During 2003, the Company sold an assisted living facility in North Carolina that had been classified as held for sale. The net proceeds of approximately $179,000 were used to repay outstanding bank debt and there was no material gain or loss resulting from the sale. During 2002, the Company closed on the sale of a nursing home facility located in Florida that had been classified as held for sale. The net proceeds of $375,000 were used to repay outstanding bank debt, and there was no significant gain or loss resulting from the sale.

Self Insurance

Self insurance reserves primarily represent the accrual for self insured risks associated with general and professional liability claims, employee health insurance and workers compensation. The self insurance reserves include a liability for reported claims and estimates for incurred but unreported claims. The Company’s policy with respect to a significant portion of the general and professional liability claims is to use an actuary to support the estimates recorded for incurred but unreported claims. The Company’s health insurance reserve is based on known claims incurred and an estimate of incurred but unreported claims determined by an analysis of historical claims paid. The Company’s workers compensation reserve relates to periods of self insurance prior to May 1997 and a high deductible policy issued July 1, 2002 through June 30, 2003 covering most of the Company’s employees in the United States. The reserve for workers compensation self insurance prior to May 1997 consists only of known claims incurred and the reserve is based on an estimate of the future costs to be incurred for the known claims. The reserve for the high deductible policy issued July 1, 2002 is based on known claims incurred and an estimate of incurred but not reported claims determined by an analysis of historical claims incurred. Expected insurance coverages are reflected as a reduction of reserves. Professional liability claims are inherently uncertain and actual results could differ from estimates and cause the Company’s reported net income to vary significantly from period to period. The self insurance reserves are assessed on a quarterly basis, with changes in estimated losses and effects of settlements being recorded in the consolidated statements of operations in the period identified.

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

Disclosure of Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, receivables, investments in and receivables from joint ventures, trade accounts payable, accrued expenses approximate fair value because of the short-term nature of these accounts. The carrying amount of the Company’s debt approximates fair value because the interest rates approximate the current rates available to the Company and its individual facilities. The Company’s self-insurance reserves are reported on an undiscounted basis as the timing of estimated settlements cannot be determined.

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

Foreign Operations and Currency Translation Policies

The results of operations and the financial position of the Canadian operations have been prepared from records maintained in Canada and translated at the respective average rates (for purposes of the consolidated statements of operations) and respective year-end rates (for purposes of the consolidated balance sheets). Translation gains and losses are reported as a component of accumulated other comprehensive (loss) in shareholders’ equity (deficit). As discussed in Note 10, these foreign operations are presented as a discontinued operation.

Accumulated foreign currency translation unrealized gains (losses) are as follows:

	2003	2002	2001
Beginning balance	$(872,000)	$(935,000)	$(448,000)
Current period change, net of tax	2,567,000	63,000	(487,000)

Ending balance	$1,695,000	$(872,000)	$(935,000)

The accumulated foreign currency translation gain (loss) is related to DCMS, and will be recognized in income from discontinued operations at the time of the disposal of DCMS. See Note 10.

Loss per Common Share

The Company utilizes SFAS No. 128, “Earnings Per Share,” for the financial reporting of earnings (loss) per common share. Basic earnings (loss) per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or otherwise resulted in the issuance of common stock that then shared in the earnings of the Company. The potentially dilutive effect of the Company’s stock options and Series B Redeemable Convertible Preferred Stock, representing 1,500,000, 1,949,000 and 1,968,000 shares in 2003, 2002 and 2001, have been excluded from the computation of net loss per share because of anti-dilution.

Guarantees

The Company accounts for obligations under guarantee agreements entered into prior to 2003 in accordance with the provisions of SFAS No. 5, “Accounting for Contingencies.” The Company accounts for such obligations entered into or modified after 2002 in accordance with the provisions of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). Prior to 2003, DCMS provided guarantees of certain cash flow deficiencies and quarterly return obligations of Diversicare VI Limited Partnership (“Diversicare VI”), which may obligate the subsidiary to make interest-free loans to Diversicare VI. Such cash flow obligations have never been called upon; however, no assurance can be given that such obligations will not arise in the future. If any such loans are made, there is no assurance that all, or any portion, of any such loans made to Diversicare VI will be repaid. As discussed in Note 10, the Company has entered into an agreement to sell DCMS.

Other Comprehensive Income (Loss)

The Company has adopted SFAS No. 130, “Reporting on Comprehensive Income,” which requires the reporting of comprehensive income (loss) in addition to net income (loss) from operations. All transactions representing comprehensive income (loss) are included in the consolidated statements of comprehensive loss.

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

	Year Ended December 31,
	2003	2002	2001
Net loss from continuing operations, as reported	$(13,284,000)	$(14,713,000)	$(23,492,000)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(28,000)	(28,000)	(157,000)

Pro forma net loss	$(13,312,000)	$(14,741,000)	$(23,649,000)

Basic and diluted net loss from continuing operations per share:
As reported	$(2.47)	$(2.73)	$(4.32)

Pro forma	$(2.47)	$(2.73)	$(4.35)

The weighted average fair value of options granted was $0.17 and $0.15 in 2002 and 2001, respectively. No options were granted in 2003. The fair value of each option is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used for the 2002 and 2001: risk free interest rates of 1.6% and 4.8% for 2002 and 2001, respectively; no expected dividend yield for each of the years; expected lives of five years for each of the years; and, expected volatility of 90.0% for each of the years. For purposes of pro forma disclosures of net loss and net loss per share as required by SFAS No. 123, the estimated fair value of the options is amortized to expense over the options’ vesting period.

See Note 11 for additional disclosures about the Company’s stock-based compensation plans.

New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs

Incurred in a Restructuring).” The Statement changes the measurement and timing of recognition for exit costs, including restructuring charges. The Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. A fundamental conclusion reached by the Board in this Statement is that an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. The Statement is effective for any such activities initiated after December 31, 2002. It has no effect on charges recorded for exit activities begun prior to this date. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is generally applicable to the Company effective March 21, 2004, with disclosure required currently if the Company expects to consolidate any variable interest entities. The Company does not have an interest in any variable interest entities and the adoption of this interpretation is not expected to have a material effect on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” that amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. With certain exceptions, SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designed after June 30, 2003. The adoption of this statement did not have any effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” that improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that these instruments be classified as liabilities in the statement of financial position. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise will be effective for the Company’s quarter beginning July 1, 2003. The adoption of this statement did not have any effect on the Company’s financial position or results of operations.

Reclassifications

As discussed in Note 10, the consolidated financial statements of the Company have been reclassified to reflect the discontinuation the Canadian operations. Certain amounts in the 2002 and 2001 financial statements related to continuing operations have also been reclassified to conform to the 2003 presentation.

3. RECEIVABLES

Receivables, before the allowance for doubtful accounts, consist of the following components:

	December 31,
	2003	2002
Medicare	$6,369,000	$5,645,000
Medicaid and other non-federal programs	8,254,000	5,143,000
Other patient and resident receivables	3,087,000	3,282,000
Other receivables and advances	49,000	728,000

	$17,759,000	$14,798,000

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

4. DEFERRED LEASE COSTS

During 1992, the Company entered into an agreement with Omega whereby 21 of the Company’s facilities were sold to Omega and leased back to the Company. In conjunction with this sale/leaseback transaction, the Company entered into a participating mortgage with Omega on three other facilities. The net gain on the sale/leaseback was deferred in accordance with sale/leaseback accounting and was being amortized by the Company over the related lease term as a reduction in lease expense. As of September 30, 2000, the net deferred gain totaled $2,862,000. Effective October 1, 2000, the Company restructured the lease agreement covering all nursing homes leased from Omega (the “Omega Master Lease”), issued a $1,700,000 subordinated note payable to Omega (the ‘Subordinated Note;” see Note 9), and issued Series B Redeemable Convertible Preferred Stock with a stated value of $3,300,000 to Omega (see Note 11). Pursuant to the amended Omega Master Lease and the issuance of the Subordinated Note and the Series B Redeemable Convertible Preferred Stock to Omega effective October 1, 2000, total deferred lease costs of $5,000,000 were recorded by the Company. The $2,862,000 of remaining deferred gain on the 1992 sale/leaseback has been reflected as a reduction of the $5,000,000 in new deferred lease costs, resulting in net deferred lease costs of $2,138,000 as of October 1, 2000. See Note 14 for a description of additional leases entered during 2003. The net deferred lease costs are being amortized as lease expense over the initial ten-year term of the Omega Master Lease.

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

Under a repurchase agreement, the Company agreed to purchase up to 10.0% of the partnership units per year, beginning in January 1997 (up to a maximum of 50.0% of the total partnership units) through January 2001. The purchase of the partnership units was upon demand from the limited partners and the 10.0% maximum per year was not cumulative. The repurchase price was the original cash sales price per unit less certain amounts based on the depreciation from 1991 to the December 31 prior to the date of repurchase. Pursuant to its repurchase obligation, the Company purchased a cumulative total of 32.6% of the outstanding partnership units through August 31, 2001. Total consideration for all of these purchases was $2,057,000. Units acquired pursuant to the repurchase agreement did not have voting rights with respect to any matters coming before the limited partners of TDLP.

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

The Company continually evaluated the funding contingencies discussed above in relation to its guarantees to TDLP, the balance in the advance liability account, the future wrap mortgage receivable collections, and the estimated fair value of the related nursing homes. The accounting treatment under SFAS No. 66 was applicable as long as the Company’s recorded net assets with respect to TDLP were less than the total of the estimated fair value of the Company’s investment in TDLP and the Company’s interest in the wrap mortgage due from TDLP. Based upon management’s evaluation, the Company recorded in 1998 and 1999 a reserve totaling $3,000,000 for the estimated impairment of the Company’s investment in TDLP. The reserve reduced the Company’s net assets in TDLP to the estimated amount of cash to ultimately be realized by the Company from its investment in TDLP.

The consolidated statements of operations include the recognition of income and expenses from the TDLP facilities since the sale. During the eight months ended August 31, 2001, the consolidated statements of operations include losses of $1,060,000 related to the operations of the TDLP facilities and the Company’s guarantees under the TDLP partnership agreement.

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

6. ASSET IMPAIRMENT AND OTHER CHARGES

The Company has recorded various asset impairment and other charges as presented below:

	2003	2002	2001
Impairment of long-lived assets	$1,703,000	$2,031,000	$3,982,000
Lease terminations	389,000	750,000	360,000
Terminated merger expenses	—	408,000	—
Investment banker/consultant fees	—	181,000	—
Other charges	—	—	505,000

	$2,092,000	$3,370,000	$4,847,000

In 2003, 2002 and 2001, the Company recorded asset impairment charges of $1,703,000, $2,031,000 and $3,982,000, respectively, for the impairment of certain long-lived assets in accordance with the provisions of SFAS 144. A detail of the impaired asset charges is as follows:

Description of Impairment	2003	2002	2001
Assisted Living Facilities Impairment Charges – As a result of projected cash flows, impairment charges were recorded in 2003 for two owned United States assisted living facilities, were recorded in 2002 for two United States assisted living facilities, including one owned facility and one leased facility, and were recorded in 2001 for 14 United States leased assisted living facilities.	$1,505,000	$1,184,000	$2,066,000
Nursing Homes Impairment charges – As a result of projected cash flows, impairment charges were recorded in 2003 for one leased United States nursing home, were recorded in 2002 for two leased United States nursing homes and were recorded in 2001 for 6 United States nursing homes, including 2 owned facilities and 4 leased facilities.	178,000	378,000	1,564,000
Assets held for sale – As a result of expected future sales, the Company has recorded impairment expense on one assisted living facility and one nursing home, reducing the net book value of these properties to their estimated net realizable value.	20,000	469,000	352,000

Total impaired asset charges	$1,703,000	$2,031,000	$3,982,000

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

During 2003, 2002 and 2001, the Company terminated facility leases, including one assisted living facility in 2003, 16 assisted living facilities in 2002, and two nursing homes in 2001. The Company incurred lease termination charges of approximately $389,000, $750,000 and $360,000 in 2003, 2002 and 2001, respectively, consisting of the remaining net book value of these facilities and costs of completing the transactions.

The other charges of $505,000 in 2001 consist of an accrual for the future operating costs of a leased facility that is no longer operating, including projected rent, maintenance, taxes and insurance.

7. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consists of the following:

	December 31,
	2003	2002
Land	$4,353,000	$4,343,000
Buildings and leasehold improvements	56,527,000	56,329,000
Furniture, fixtures and equipment	21,136,000	19,710,000

	$82,016,000	$80,382,000

Substantially all of the Company’s property and equipment are provided as collateral for debt obligations. The Company capitalizes leasehold improvements which will revert back to the lessor of the property at the expiration or termination of the lease, and depreciates these improvements over the remaining lease term.

8. SHORT-TERM DEBT

Short-term debt consists of the following:

	December 31,
	2003	2002
Mortgages payable to a commercial finance company; secured by 12 operating assisted living properties and one non-operating property; interest payable monthly at 3.35% above LIBOR (4.52% at December 31, 2003) and 2.35% above LIBOR (3.73% at December 31, 2002), respectively; balloon maturity in June 2004.	$22,991,000	$23,635,000
Promissory note payable to a bank; secured by certain property, accounts receivable and substantially all other Company assets; interest and principal payable monthly, interest at 7.50%; balloon maturity in April 2004.	8,929,000	9,217,000
Promissory note payable to a commercial finance company; secured by 1 nursing home; interest payable monthly at 3.5% above LIBOR (4.67% at December 31, 2003); balloon maturity in March 2004 and classified as long-term debt as of December 31, 2002.	3,351,000	—
Promissory note payable to a bank; secured by certain accounts receivable and substantially all other Company assets; interest and principal payable monthly, interest at 7.50%; balloon maturity in April 2004	3,328,000	3,434,000

	December 31,
	2003	2002
Promissory note payable to a bank; secured by certain accounts receivable and substantially all other Company assets; interest at 7.50%; interest and principal payable monthly with balloon maturity in April 2004.	$1,555,000	$2,556,000
Mortgage payable to a bank; secured by one nursing home; interest and principal payable monthly; interest rate of 6.5% and 6.0% at December 31, 2003 and 2002, respectively; balloon maturity in November 2004.	2,055,000	2,171,000
Mortgages payable to two banks; secured by second interests in the nursing home referred to immediately above; interest and principal payable monthly; interest rate of 6.5% and 6.0% at December 31, 2003 and 2002, respectively; due November 2004.	139,000	151,000
Promissory note payable to a bank; secured by certain accounts receivable and substantially all other Company assets; interest at 7.50% payable monthly; paid in 2003.	—	203,000
Working capital line of credit payable to a bank; secured by certain accounts receivable and substantially all other Company assets; interest payable monthly at bank prime rate plus 0.50% up to a maximum of 9.50%; matures in April 2004.	—	—

	$42,348,000	$41,367,000

As of December 31, 2003, the Company’s weighted average interest rate on short term debt was 5.2%.

The security interests on the $8,929,000 promissory note payable to a bank include six Texas nursing homes. The Company has also agreed to apply against the promissory note indebtedness any net proceeds realized from the sale of the collateral comprising the additional security interests. In December 2002, the Company amended its loan agreements with the bank lender. As a result of this amendment, the interest rate on this promissory note payable was reduced from 9.5% to 7.5%, and the maturity date was extended. This promissory note is due in April 2004. The Company is currently negotiating to further extend the maturity of this note, but no assurances can be given that these efforts will be successful.

The terms of the $3,328,000 promissory note were amended in December 2002, reducing the interest rate from 9.5% to 7.5%. This promissory note is due in April 2004. The Company is currently negotiating to further extend the maturity of this note, but no assurances can be given that these efforts will be successful.

During 2000, the Company issued a $3,000,000 non-interest-bearing promissory note payable to a bank (the “Non-Accrual Note”). The Non-Accrual Note was recorded net of a discount of $345,000 as of October 1, 2000. The discount was calculated based on an interest rate of 9.5%, which approximated available interest rates. The debt discount was amortized as interest expense over the term of the Non-Accrual Note. In December 2002, the Company refinanced and replaced the Non-Accrual Note with a new promissory note payable for $2,619,000, the unpaid balance of the Non-Accrued Note on the date of the amendment, bearing interest at 7.5%. This new note has a remaining outstanding balance of $1,555,000 as of December 31, 2003. In addition, a $203,000 promissory note payable, bearing interest at 7.5% and repaid in full in 2003, was issued as payment for the interest charges accruing from the original January 2002 maturity date of the Non-Accrual Note until the amendment of the loan agreements in December 2002. The Company is required to pay all surplus cash flow, as defined in the related loan agreement, to the lender to reduce the balance of the new promissory note issued to replace the Non-Accrual Note, and is not permitted to pay any dividends or make any payments of principal or interest in the subordinated note payable to Omega (see Note 9) as long as this note is outstanding.

As of December 31, 2003, the Company had no outstanding borrowings under its working capital line of credit. During December 2002, the Company amended this line of credit, reducing the total maximum outstanding balance from $4,500,000 to $2,500,000, subject to certain borrowing base restrictions, and changed the maturity date. Presently, the maturity date is April 2004. The Company is currently negotiating to further extend the maturity of this note, but no assurances can be given that these efforts will be successful. As of December 31, 2003, the Company had $200,000 of letters of credit outstanding with the same bank lender, which further reduce the maximum available amount outstanding under the working capital line of credit. As of December 31, 2003, the Company had total borrowing availability of $2,300,000 under its working capital line of credit. Given the events of default that exist under the Company’s working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances. Borrowings under this working capital line of credit bear interest at 0.50% above the banks prime rate (up to a maximum of 9.50%).

Cross-default provisions exist in a majority of the Company’s debt agreements. In addition, certain of the Company’s debt agreements provide that a default under certain of the Company’s leases or management agreements constitutes a default under the debt agreements. Certain of the Company’s debt agreements also contain various financial covenants, the most restrictive of which relate to current ratio requirements, tangible net worth, cash flow, net income (loss), required insurance coverages and limits on the payment of dividends to shareholders. As of December 31, 2003, the Company was not in compliance with certain of the financial covenants contained in the Company’s debt and lease agreements. Cross-default or material adverse change provisions contained in the debt agreements allow the holders of substantially all of the Company’s debt to demand repayment. The Company has not obtained waivers of the noncompliance.

9. LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2003	2002
Mortgages payable to a commercial finance company; secured by 2 nursing homes; interest payable monthly at 3.50% above LIBOR (4.67% and 4.88% at December 31, 2003 and 2002, respectively); matures in April 2006.	$7,221,000	$7,397,000
Subordinated note payable to Omega; secured by accounts receivable and other assets of the facilities leased from Omega; interest at 7.00%; balloon maturity in September 2007.	1,700,000	1,700,000
Secured Working Capital Promissory Note payable to Omega, secured by accounts receivable and leasehold improvements of four nursing homes; interest at 8.5%; matures in December 2005.	1,275,000	—
Promissory note payable to a commercial finance company; secured by 1 nursing home; interest payable monthly at 3.50% above LIBOR (4.88% at December 31, 2002); matures in June 2004; classified as short-term debt as of December 31, 2003.	—	3,462,000

	10,196,000	12,559,000
Less current portion	(10,196,000)	(12,559,000)

	$—	$—

As of December 31, 2003, the Company’s weighted average interest rate on long-term debt was 6.0%.

In connection with new leases for four facilities in Florida that had previously been managed by the Company (as discussed in Note 14), the Company entered into a Working Capital Loan Agreement with Omega in 2003 to provide working capital for the facilities. As of December 31, 2003, the outstanding balance under this loan agreement is $1,275,000. The loan agreement provides for a maximum loan of $2 million, subject to certain borrowing base limitations and other restrictions. The loan matures in December 2005.

Scheduled principal payments of long-term debt (assuming no accelerations by the lenders) are as follows:

2004	$186,000
2005	1,471,000
2006	6,839,000
2007	1,700,000

$10,196,000

Cross-default provisions exist in a majority of the Company’s debt agreements. In addition, certain of the Company’s debt agreements provide that a default under certain of the Company’s leases or management agreements constitutes a default under the debt agreements. Certain of the Company’s debt agreements also contain various financial covenants, the most restrictive of which relate to current ratio requirements, tangible net worth, cash flow, net income (loss), required insurance coverages and limits on the payment of dividends to shareholders. As of December 31, 2003, the Company was not in compliance with certain of the financial covenants contained in the Company’s debt and lease agreements. Cross-default or material adverse change provisions contained in the debt agreements allow the holders of substantially all of the Company’s debt to demand repayment. The Company has not obtained waivers of the noncompliance. Based on regularly scheduled debt service requirements, the Company has a total of $186,000 of long-term debt and $42,348,000 of short-term debt that must be repaid or refinanced during 2004. As a result of the covenant noncompliance and other cross-default provisions, the Company has classified a total of $10,010,000 of debt with scheduled maturities beginning in 2005 as current liabilities as of December 31, 2003. The Company would not be able to repay this indebtedness if the applicable lenders demanded repayment.

10. DISCONTINUED OPERATIONS

In August 2003, the Company entered into a definitive agreement to sell the stock of its wholly owned subsidiary, Diversicare Canada Management Services Co., Inc. (“DCMS”) to DCMS Holding, Inc. (“Holding”), a privately-owned Ontario corporation. As of December 31, 2003, DCMS operates 14 nursing homes and 24 assisted living facilities in the Canadian provinces of Ontario, British Columbia and Alberta.

The sale price is $16,500,000 Canadian, (approximately $12,749,000 US at the December 31, 2003 exchange rate). An escrow deposit of $1,000,000 Canadian Dollars ($773,000 US) was made by the buyer following the signing of the definitive agreement and $7,500,000 Canadian ($5,795,000 US) will be received at closing. The balance of the sale price, $8,000,000 Canadian Dollars ($6,181,000 US), is scheduled to be received in annual installments of $600,000 Canadian ($464,000 US) on the anniversary of the closing for the first four years and a final installment of $5,600,000 Canadian ($4,327,000 US) on the fifth anniversary of closing. The sale price is subject to certain adjustments, depending on the level of working capital of the DCMS at the time of closing. The future payments may be accelerated upon the occurrences of certain events. At closing, the net proceeds from this transaction will be used to repay outstanding bank debt.

The transaction was approved by Advocat’s stockholders on November 21, 2003, but remains subject to approval by Canadian regulatory authorities. Management expects to receive regulatory approval and close the transaction during the second quarter of 2004.

Based on the financial position of DCMS and currency exchange rates at December 31, 2003, the Company anticipates that this transaction will result in a gain before income taxes of approximately $500,000 US. However, the amount of gain or loss the Company will report and the impact on the Company’s financial position from the transaction will depend on several factors, including the amount of net assets of DCMS at closing, the level of working capital, the timing of the occurrence of events that could impact the timing and amount of future payments, currency exchange rates, and the amount of taxes arising from the transaction in the US and Canada.

Five facilities operated by DCMS are leased with terms expiring in May 2004. The related leases provide an option to purchase the facilities from the lessor for a total price of $30 million Canadian ($23,180,000 US). The exercise of the option requires a six month notice. At the request of Holding, DCMS has notified the lessor of its intent to exercise this purchase option.

In accordance with SFAS 144, DCMS has been presented as discontinued operations for all periods presented in the Company’s consolidated financial statements. Accordingly, the revenue, expenses, assets, liabilities and cash flows of DCMS have been reported separately. The results of discontinued operations do not reflect any allocation of corporate general and administrative expense or any allocation of corporate interest expense.

Current assets of discontinued operations consist of the following:

	December 31,
	2003	2002
Cash and cash equivalents	$5,400,000	$3,873,000
Receivables, net	732,000	662,000
Inventories	44,000	32,000
Prepaid expenses and other current assets	81,000	61,000

Total current assets	$6,257,000	$4,628,000

Property and equipment of discontinued operations consist of the following:

	December 31,
	2003	2002
Land	$451,000	$371,000
Buildings and leasehold improvements	12,528,000	10,090,000
Furniture, fixtures and equipment	2,141,000	1,656,000

	15,120,000	12,117,000
Less accumulated depreciation	(3,193,000)	(2,115,000)

Total property and equipment, net	$11,927,000	$10,002,000

Other assets of discontinued operations consist of the following:

	December 31,
	2003	2002
Investments in joint ventures	$2,053,000	$1,989,000
Other assets	315,000	533,000

Total other assets	$2,368,000	$2,522,000

The investments are in joint ventures operating long-term care facilities in Canada, and are accounted for on the equity or cost method, as applicable.

Current liabilities of discontinued operations consist of the following:

	December 31,
	2003	2002
Current portion of long-term debt	$184,000	$118,000
Trade accounts payable	1,192,000	969,000
Accrued payroll and employee benefits	1,124,000	826,000
Accrued interest	34,000	28,000
Other current liabilities	528,000	672,000

Total current liabilities	$3,062,000	$2,613,000

Noncurrent liabilities of discontinued operations as of December 31, 2003 and 2002 consist of long-term debt, net of current maturities, of $6,329,000 and $5,370,000, respectively, and other noncurrent liabilities of $26,000 and $26,000, respectively.

11. SHAREHOLDERS’ EQUITY, STOCK PLANS AND SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

The following table summarizes information regarding stock options outstanding as of December 31, 2003:

	Weighted
Range of	Average	Options
Exercise Prices	Exercise Prices	Outstanding
$5.56 to $13.13	$9.61	235,000
$0.15 to $ 1.81	$0.52	380,000

		615,000

As of December 31, 2003, the outstanding options have a weighted average remaining life of 5.2 years.

Summarized activity of the stock option plans is presented below:

	Shares		Weighted
	Key Personnel	Director	Average
	Plan	Plan	Exercise Price
Outstanding, December 31, 2000	685,000	107,000	$7.72
Issued	417,000	97,000	0.37
Expired or canceled	(107,000)	—	8.64

Outstanding, December 31, 2001	995,000	204,000	4.47
Issued	—	30,000	0.24
Expired or canceled	(9,000)	(97,000)	3.61

Outstanding, December 31, 2002	986,000	137,000	4.47
Issued	—	—	—
Expired or canceled	(437,000)	(71,000)	5.04

Outstanding, December 31, 2003	549,000	66,000	$3.99

Exercisable, December 31, 2003	549,000	56,000	$4.06

Available for future grants, December 31, 2003	455,000	114,000

Series A Preferred Stock

The Company is authorized to issue up to 400,000 shares of Series A preferred stock. The Company’s Board of Directors is authorized to establish the terms and rights of each series, including the voting powers, designations, preferences, and other special rights, qualifications, limitations, or restrictions thereof. See Note 11 for discussion of the Company’s issuance of Series B Redeemable Convertible Preferred Stock during 2000.

Series B Redeemable Convertible Preferred Stock

As part of the consideration paid to Omega for a restructuring the terms of the Omega Master Lease in November 2000, the Company issued to Omega 393,658 shares of the Company’s Series B Redeemable Convertible Preferred Stock. The Company’s Series B Redeemable Convertible Preferred Stock has a stated value of $3,300,000 and carries an annual dividend rate of 7% of the stated value. The dividends accrue on a daily basis whether or not declared by the Company and compound quarterly. Dividend payments on the Series B Redeemable Convertible Preferred Stock are subordinated to the payment in full of certain bank debt as described in Note 8. The Series B Redeemable Convertible Preferred Stock shares have preference in liquidation but do not have voting rights. The total redemption value is equal to the stated value plus any accrued but unpaid dividends. The liquidation preference value is equal to the redemption value. The holders of the Series B Redeemable Convertible Preferred Stock may convert their preferred shares and accrued dividends to common stock at their option at any time based on a conversion price per share of $4.67, subject to adjustment.

Beginning on the earlier of a default under the Omega Master Lease agreement or September 30, 2007, Omega has the right to require the Company to redeem the Series B Redeemable Convertible Preferred Stock shares at the redemption price of $3,300,000 plus accrued and unpaid dividends. At December 31, 2003, and 2002, total accrued but unpaid dividends amounted to $835,000 ($2.12 per share) and $558,000 ($1.42 per share), respectively, and, accordingly, the aggregate redemption value on the Series B Redeemable Convertible Preferred Stock was $4,135,000 and $3,858,000, respectively and the per share redemption value was approximately $10.50 and $9.80, respectively.

12. NET LOSS PER SHARE

Information with respect to the calculation of basic and diluted net loss per share data is presented below:

			Earnings
			(Loss ) Per
	Income (Loss)	Shares	Share
Year ended December 31, 2003:
Net loss from continuing operations	$(13,284,000)
Less: Preferred stock dividends	277,000

Continuing operations – basic & diluted	(13,561,000)	5,493,000	$(2.47)
Discontinued operations – basic & diluted	2,063,000	5,493,000	0.38

Net loss for common stock	$(11,498,000)	5,493,000	$(2.09)

Year ended December 31, 2002:
Net loss from continuing operations	$(14,713,000)
Less: Preferred stock dividends	269,000

Continuing operations – basic & diluted	(14,982,000)	5,493,000	$(2.73)
Discontinued operations – basic & diluted	1,710,000	5,493,000	0.31

Net loss for common stock	$(13,272,000)	5,493,000	$(2.42)

Year ended December 31, 2001:
Net loss from continuing operations	$(23,492,000)
Less: Preferred stock dividends	231,000

Continuing operations – basic & diluted	(23,723,000)	5,493,000	$(4.32)
Discontinued operations – basic & diluted	1,448,000	5,493,000	0.26

Net loss for common stock	$(22,275,000)	5,493,000	$(4.06)

For each year presented, the Company had options outstanding at prices in excess of the average market price of the Company’s common stock, and also had Series B Redeemable Convertible Preferred Stock outstanding. As the Company has reported net losses for all years presented, the potentially dilutive effects of stock options and Series B Redeemable Convertible Preferred Stock that would have otherwise qualified for inclusion, representing 1,500,000, 1,949,000 and 1,968,000 shares in 2003, 2002 and 2001, respectively, have been excluded from the computation of net loss per share because of anti-dilution.

13. INCOME TAXES

The provision (benefit) for income taxes of continuing operations is composed of the following components:

	Year Ended December 31,
	2003	2002	2001
Current payable (benefit):
Federal	$—	$(447,000)	$—
State	—	60,000	—

Provision (benefit) for income taxes	$—	$(387,000)	$—

A reconciliation of taxes computed at statutory income tax rates on income from continuing operations is as follows:

	Year Ended December 31,
	2003	2002	2001
Benefit for federal income taxes at statutory rates	$(4,517,000)	$(5,134,000)	$(7,987,000)
Benefit for state income taxes at statutory rates, net of federal benefit	(531,000)	(604,000)	(940,000)
Previously unrecorded benefit	—	(447,000)	—
NOL adjustment due to IRS exam	—	1,926,000	—
Increase in valuation allowance	4,848,000	3,825,000	8,900,000
Other	200,000	47,000	27,000

Benefit for income taxes	$—	$(387,000)	$—

The net deferred tax assets and liabilities, at the respective income tax rates, are as follows:

	December 31,
	2003	2002
Current deferred asset:
Allowance for doubtful accounts	$609,000	$975,000
Accrued liabilities	4,470,000	4,511,000

	5,079,000	5,486,000
Less valuation allowance	(5,079,000)	(5,486,000)

	$—	$—

Noncurrent deferred asset:
Net operating loss	$9,167,000	$8,182,000
Deferred lease costs	734,000	838,000
Tax goodwill and intangibles	3,656,000	4,338,000
Impairment of long-lived assets	2,066,000	1,691,000
Depreciation	—	289,000
Noncurrent self-insurance reserves	15,282,000	10,144,000

	30,905,000	25,482,000
Less valuation allowance	(30,737,000)	(25,482,000)

	168,000	—
Noncurrent deferred liability:
Depreciation	(168,000)	—

	$—	$—

Due to the uncertainty surrounding the realization of the benefits of the Company’s deferred tax assets, the Company has established a full valuation allowance against such tax assets as of December 31, 2003 and 2002. The Company increased the valuation allowance by $4,848,000, $3,825,000 and $8,900,000 during 2003, 2002 and 2001, respectively.

At December 31, 2003, the Company had $24,123,000 of net operating losses, which expire at various dates beginning in 2019 and continuing through 2023. The utilization of these net operating losses may be further limited by change in ownership provisions of the Federal tax code.

In 2002, the Internal Revenue Service (the “Service”) completed an audit of the Company’s United States Federal tax return for the years ended December 31, 1999 and 1998 and proposed certain adjustments to the Company’s tax returns. As a result, an additional tax liability of approximately $649,000 was imposed, plus interest charges of approximately $154,000.

In March 2002, the Job Creation and Workers Assistance Act of 2002 (the “Job Creation Act”) was signed into law. Provisions of the Job Creation Act extended the period in which losses could be carried back for tax purposes to five years. As a result of the Job Creation Act and the additional taxable income created by the Service’s adjustments to the Company’s 1999 and 1998 tax returns, the Company was able to carry back losses from 2001 to earlier periods, resulting in a carry back refund claim of approximately $1,096,000. This refund claim, net of the effect of the additional tax liability imposed by the Service, resulted in an income tax refund of $447,000, which was received in the fourth quarter of 2002.

14. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company is committed under long-term operating leases with various expiration dates and varying renewal options. Minimum annual rentals, including renewal option periods (exclusive of taxes, insurance, and maintenance costs) under these leases for the next five years beginning January 1, 2004, are as follows for continuing operations:

2004	$14,701,000
2005	14,615,000
2006	12,905,000
2007	13,198,000
2008	13,588,000
Thereafter	175,817,000

$244,824,000

Under lease agreements with Omega, Counsel and others, the Company’s lease payments are subject to periodic annual escalations as described below and in Note 2. Total lease expense for continuing operations was $15,152,000, $16,113,000 and $19,693,000, for 2003, 2002 and 2001, respectively.

Omega Leases

Effective October 1, 2000, the Company entered into a 10-year restructured lease agreement (the “Settlement and Restructuring Agreement”) with Omega that amended the Omega Master Lease. The Omega Master Lease includes all facilities currently leased from Omega. All of the accounts receivable, equipment, inventory and other related assets of the facilities leased pursuant to the Omega Master Lease have been pledged as security under the Omega Master Lease. The initial term of the Omega Master Lease is ten years, expiring September 30, 2010, with an additional ten-year renewal term at the option of the Company, assuming no defaults. Effective March 9, 2002, the Company obtained professional liability insurance coverage that is less than the coverage required by the Omega Master Lease. Lease payments were $10,875,000 during each of the first two years of the Omega Master Lease. During subsequent years, increases in the lease payments are equal to the lesser of two times the consumer price index or

3.0%. The Company is recording all scheduled rent increases, including the 3.0% rent increases, as additional lease expense on a straight-line basis over the initial lease term.

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

Upon expiration of the Omega Master Lease or in the event of a default under the Omega Master Lease, the Company is required to transfer all of the leasehold improvements, equipment, furniture and fixtures of the leased facilities to Omega. In the event that the Company does not transfer all of the facility assets to Omega, the Company will be required to pay Omega $5,000,000 plus accrued interest at 11.00% from the effective date of the Settlement and Restructuring Agreement. The Company’s management intends to transfer the facility assets to Omega at the end of the lease term; consequently, the Company has not recorded a liability for the potential $5,000,000 payment and has not recorded any interest expense related to the potential $5,000,000 payment. The assets to be transferred to Omega are being depreciated on a straight-line basis over the initial lease term beginning October 1, 2000, and will be fully depreciated upon the expiration of the lease.

With respect to two facilities leased by the Company from Omega, first mortgage revenue bonds of $4,370,000 were assumed by Omega during 1992. The Company remains secondarily liable for the debt service through maturity of these bonds. Omega has indemnified the Company for any losses suffered by the Company as a result of a default by Omega on the bonds. Omega has represented to the Company that the debt service on the bonds was current as of December 31, 2003.

As of December 31, 2003, the Company is not in compliance with certain debt covenants. Such events of default under the Company’s debt agreements could lead to actions by the lenders that could result in events of default under the Company’s Omega Master Lease. In addition, effective March 9, 2002, the Company has obtained professional malpractice insurance coverage for its United States nursing homes that is less than the amounts required in the Omega Master Lease. A default in the Omega Master Lease allows the lessor the right to terminate the lease agreements and assume operating rights with respect to the leased properties. The net book value of property and equipment, include leasehold improvements, related to these facilities total approximately $4.0 million as of December 31, 2003.

Florida Leases

Effective April 1, 2003, the Company entered into leases for four nursing home facilities in Florida that had previously been managed by the Company under management contracts. Accordingly, the results of operations of these facilities are included in the Company’s results of operations beginning April 1, 2003. The leases expire December 31, 2005. Lease payments of $1,498,000 are required each year. Additional rent may be imposed based on the profitability of the facilities. The Company evaluates such additional rentals each quarter and records additional expense as incurred. There was no additional rent incurred in 2003.

Under the terms of the previous management contracts, the Company was required to obtain professional liability insurance coverage for the four facilities and received reimbursement for the facilities’ pro rata share of premiums paid as well as any claims paid on behalf of the owner. Due to the deteriorated financial condition of the owner and the terms of the owner’s mortgage on the facilities, the Company does not believe that the owner of the four facilities will in the future be able to reimburse the Company for costs incurred in connection with professional liability claims arising out of events occurring at the four facilities prior to the entry of the lease. As a result, the Company recorded a liability of approximately $4.3 million in the second quarter of 2003 to record obligations for estimated professional liability claims relating to these facilities for which the Company does not anticipate receiving reimbursement from the owner of the facilities.

Counsel Leases

The Company leases three nursing home facilities located in Texas from Counsel with an initial term of ten years through April 2004 and one ten-year renewal option. The Company leases five additional facilities in Canada from Counsel with a remaining term expiring in April 2004. The Canadian facilities are part of the discontinued operations. See Note 10. With respect to all of these facilities, the Company has a right of first refusal and a purchase option at the end of the lease term. As discussed in Note 10, the Company has entered into an agreement to sell its Canadian operations, and at the request of the purchaser of the Canadian operations, the Company has notified Counsel of its intent to exercise the purchase option for the Canadian leased facilities. The Company is attempting to negotiate an extension of its leases with Counsel for United States facilities, but no assurances can be given that these efforts will be successful.

Prior to September 2001, the Company leased three additional facilities from Counsel. Omega was Counsel’s mortgage lender on the three facilities. Pursuant to the Settlement and Restructuring Agreement with Omega, Counsel was required to transfer one of the facilities to Omega in exchange for the outstanding mortgage balance, at which time the facility would be leased by the Company from Omega in accordance with the terms of the Omega Master Lease. The transfer of this facility occurred during 2001. Also pursuant to the Settlement and Restructuring Agreement, the Company had the right to require Counsel to transfer the remaining two facilities to Omega in exchange for the related outstanding mortgage balances, at which time the facilities are expected to be sold or leased by Omega to a third party. Effective September 30, 2001, both facilities were transferred to Omega. Effective October 1, 2001, Omega leased these two facilities to a third party. Pursuant to the Settlement and Restructuring Agreement with Omega, the Company will receive 20% of the lease proceeds (net of costs associated with the leasing transaction) throughout the term of the lease and 20% of any sales proceeds. The Company is recording these proceeds as a reduction of lease expense as they are received. In 2001, the Company recorded revenues of $5,956,000 and net losses of $655,000, related to these two facilities.

Assisted Living Leases

Effective April 30, 2002, the Company entered into a Lease Termination and Operations Transfer Agreement (the “Pierce Agreement”) with Pierce Management Group and related persons (collectively, “Pierce”), pursuant to which the 13 leases for assisted living facilities with the former principal owners or affiliates of Pierce were terminated. Effective May 31, 2002, the leases on two additional assisted living facilities were assumed by Pierce. As a result, the Company was relieved of its future obligations with respect to these 15 leases. Effective June 30, 2002, the Company terminated the lease on one additional assisted living facility. The Company is in a dispute with the owner of this property which will be the subject of an arbitration hearing expected to be held in April 2004. The Company asserts that it was entitled to terminate the lease as a result of the landlord’s failure to correct construction defects at the facility and for the landlord’s other breaches of the lease agreement. The Company seeks return of its $285,000 security deposit, cancellation of a $200,000 letter of credit as well as payment for personal property and equipment and accounts receivable collected and retained by the landlord. The landlord has asserted claims against the Company for unpaid rents, taxes and operating losses in excess of $1.3 million. The Company has accrued for the estimated costs associated with this matter. However, the results of this matter cannot be predicted, and an adverse result could have a material adverse impact on the Company’s financial condition, cash flows or results of operations.

Effective May 31, 2003, the Company terminated the lease of its only remaining leased assisted living facility in the United States. The lease termination agreement requires aggregate payments of approximately $355,000, with $75,000 paid in June 2003 and the balance over the following twelve months.

The Company incurred lease termination charges of approximately $389,000 and $750,000 in 2003 and 2002, respectively, consisting of the remaining net book value of these 17 facilities and costs of completing the transactions.

Insurance Matters

Professional Liability and Other Liability Insurance

The entire long-term care profession in the United States has experienced a dramatic increase in claims related to alleged negligence and malpractice in providing care to its patients and the Company is no exception in this regard. The Company has numerous pending liability claims, disputes and legal actions for professional liability and other related issues. The Company has limited, and sometimes no, professional liability insurance with respect to many of these claims or with respect to any other claims normally covered by liability insurance. In the event a significant judgment is entered against the Company in one or more of these legal actions in which there is no or insufficient professional liability insurance, the Company does not anticipate that it will have the ability to pay such a judgment or judgments. Also, because professional liability and other liability insurance are covered under the same policies, the Company does not anticipate that it would have insurance in the event of any material general liability loss for any of its properties.

Due to the Company’s past claims experience and increasing cost of claims throughout the long-term care industry, the premiums paid by the Company for professional liability and other liability insurance to cover future periods exceeds the coverage purchased so that it costs more than $1 to purchase $1 of insurance coverage. For this reason, effective March 9, 2002, the Company has purchased professional liability insurance coverage for its United States nursing homes and assisted living facilities that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. As a result, the Company is effectively self-insured and expects to remain so for the foreseeable future.

The Company has essentially exhausted all general and professional liability insurance available for claims first made during the period from March 9, 2001 through March 9, 2003. For claims made during the period from March 10, 2003 through March 9, 2004, the Company maintains insurance with coverage limits of $250,000 per medical incident and total aggregate policy coverage limits of $1,000,000. The Company is self-insured for the first $25,000 per occurrence with no aggregate limit. As of December 31, 2003, payments already made by the insurance carrier for this policy year have significantly reduced the remaining aggregate coverage amount. For claims made during the period from March 10, 2004 through March 9, 2005, the Company maintains insurance with coverage limits of $250,000 per medical incident and total aggregate policy coverage limits of $1,000,000. The Company is self-insured for the first $25,000 per occurrence with no aggregate limit.

For claims made during the period March 9, 2000 through March 9, 2001, the Company is self-insured for the first $500,000 per occurrence with no aggregate limit for the Company’s United States nursing homes. The policy has coverage limits of $1,000,000 per occurrence, $3,000,000 per location and $12,000,000 in the aggregate. The Company also maintains umbrella coverage of $15,000,000 in the aggregate for claims made during this period. As of December 31, 2003, payments already made by the insurance carrier for this policy year have reduced the remaining aggregate coverage amount.

Prior to March 9, 2000, the Company was insured on an occurrence basis. For the policy period January 1, 1998 through February 1, 1999 and for the policy period February 1, 1999 through March 9, 2000, the Company had insurance, including excess liability coverage, in the total amount of $50,000,000 per policy. As of December 31, 2003, payments already made by the insurance carriers for these policy years have significantly reduced the remaining aggregate coverage amount in each of the policy periods, but coverage has not been exhausted in either policy period.

Effective October 1, 2001, the Company’s United States assisted living properties were added to the Company’s insurance program for United States nursing home properties and are covered under the same policies as the Company’s nursing facilities. Prior to October 1, 2001, the Company’s United States assisted living facilities maintained occurrence based insurance and a $15,000,000 aggregate umbrella liability policy. As of December 31, 2003, payments already made by the insurance carriers have significantly reduced the remaining aggregate coverage, but coverage has not been exhausted.

In Canada, the Company’s professional liability claims experience and associated costs have been dramatically less than that in the United States. The Canadian facilities owned or leased by the Company are self-insured for the first $4,000 ($5,000 Canadian) per occurrence. The Company’s aggregate primary coverage limit with respect to Canadian operations is $1,545,000 ($2,000,000 Canadian). The Company also maintains a $3,863,000 ($5,000,000 Canadian) aggregate umbrella policy for claims in excess of the foregoing limits for these facilities.

Even for insured claims, the payment of professional liability claims by the Company’s insurance carriers is dependent upon the financial solvency of the individual carriers. The Company is aware that two of its insurance carriers providing coverage for prior years claims have either been declared insolvent or are currently under rehabilitation proceedings.

Reserve for Estimated Self-Insured Professional Liability Claims

Because the Company anticipates that its actual liability for existing and anticipated claims will exceed the Company’s limited professional liability insurance coverage, the Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $47.2 million as of December 31, 2003. Such liabilities include estimates of legal costs. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof.

The Company records its estimated liability for these professional liability claims based on the results of an actuarial analysis. These self-insurance reserves are assessed on a quarterly basis, and the amounts recorded for professional and general liability claims are adjusted for revisions in estimates and differences between actual settlements and reserves as determined each period, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Any increase in the accrual decreases income in the period, and any reduction in the accrual increases income during the period. Although the Company retains a third-party actuarial firm to assist management in estimating the appropriate accrual for these claims, professional liability claims are inherently uncertain, and the liability associated with anticipated claims is very difficult to estimate. As a result, the Company’s actual liabilities may vary significantly from the accrual, and the amount of the accrual may fluctuate by a material amount in any given quarter. Each change in the amount of this accrual will directly affect the Company’s reported earnings for the period in which the change in accrual is made.

While each quarterly adjustment to the recorded liability for professional liability claims affects reported income, these changes do not directly affect the Company’s cash position because the accrual for these liabilities is not funded. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof. In the event a significant judgment is entered against the Company in one or more legal actions in which there is no or insufficient professional liability insurance, the Company anticipates that payment of the judgment amounts would require cash resources that would be in excess of the Company’s available cash or other resources. These potential future payments, whether of a judgment or in settlement of a disputed claim, could have a material adverse impact on the Company’s financial position and cash flows.

Other Insurance

With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. Prior to that time, the Company was self-insured for the first $250,000, on a per claim basis, for workers’ compensation claims in a majority of its United States nursing facilities. However, the insurance carrier providing coverage above the Company’s self insured retention has been declared insolvent by the applicable state insurance agency. As a result, the Company is completely self-insured for workers compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. For the policy period July 1, 2002 through June 30, 2003, the Company entered into a “high deductible” workers compensation insurance program covering the majority of the Company’s United States employees. Under the high deductible policy, the Company is self insured for the first $25,000 per claim, subject to an aggregate maximum of out of pocket cost of $1.6 million, for the 12 month policy period. The Company has a letter of credit of $1.252 million securing its self insurance obligations under this program. The letter of credit is secured by a certificate of deposit of $1.252 million, which is reflected as “restricted cash” in the accompanying balance sheet. The reserve for the high deductible policy is based on known claims incurred and an estimate of incurred but not reported claims determined by an analysis of historical claims incurred. Effective June 30, 2003, the Company entered into a new workers compensation insurance program that provides coverage for claims incurred with premium adjustments depending on incurred losses. Policy expense under this workers compensation policy may be increased or decreased from the level of initial premium payments by up to approximately $1.2 million depending upon the amount of claims incurred during the policy period. The Company has accounted for premium expense under this policy based on its estimate of the level of claims expected to be incurred, and has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate. The liability recorded by the Company for the self-insured obligations under these plans is $1.2 million as of December 31, 2003. Any adjustments of future premiums for workers compensation policies and differences between actual settlements and reserves for self-insured obligations are included in expense in the year finalized.

The Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $1.1 million at December 31, 2003. The differences between actual settlements and reserves are included in expense in the year finalized.

Employment Agreements

The Company has employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.5 times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change in control of the Company (as defined). The maximum contingent liability under these agreements is approximately $1.9 million. In addition, upon the occurrence of any triggering event, certain executives may elect to require the Company to purchase options granted to them for a purchase price equal to the difference in the fair market value of the Company’s common stock at the date of termination versus the stated option exercise price. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by the employee or the Company.

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

Health Care Industry

The health care industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government health care program participation requirements, reimbursement for patient services, quality of resident care and Medicare and Medicaid fraud and abuse (collectively the “Health Care Laws”). Changes in these laws and regulations, such as reimbursement policies of Medicare and Medicaid programs as a result of budget cuts by federal and state governments or other legislative and regulatory actions, have had a material adverse effect on the Company’s financial position, results of operations, and cash flows. Future federal budget legislation and federal and state regulatory changes may negatively impact the Company.

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

Recently, government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of fraud and abuse statutes and regulations. Violations of these laws and regulations could result in exclusion from government health care programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time. The Company is currently subject to certain ongoing investigations, as described below. There can be no assurance that the Company will not be subject to other investigations or allegations concerning possible violations by health care providers of fraud and abuse statutes and regulations.

As of December 31, 2003, the Company is engaged in 47 professional liability lawsuits, including 14, 13, and 8 in the states of Florida, Arkansas and Texas, respectively. Several of these matters are scheduled for trial in 2004. The ultimate results of these or any other of the Company’s professional liability claims and disputes cannot be predicted. The Company has limited, and sometimes no, professional liability insurance with regard to most of these claims. In the event a significant judgment is entered against the Company in one or more of these legal actions in which there is no or insufficient professional liability insurance, the Company would not have available cash resources to satisfy the judgment. Further, settlement of these and other cases may require cash resources that would be in excess of the Company’s available cash or other resources. These potential future payments, whether of a judgment or in settlement of a disputed claim, could have a material adverse impact on the Company’s financial position and cash flows.

On August 5, 2002, the Company was served in a lawsuit filed by the State of Arkansas styled Arkansas v. Diversicare Leasing Corp. d/b/a Eureka Springs Nursing & Rehabilitation Center, et. al., case number 02-6822 in the Circuit Court of Pulaski County, Arkansas. The allegations against the Company include violations of the Arkansas Abuse of Adults Act and violation of the Arkansas Medicaid False Claims Act with respect to a resident of the Eureka Springs facility. This action is scheduled for trial on September 13, 2004. On February 18, 2004, the Company was served in six additional lawsuits filed by the State of Arkansas in the Circuit Court of Pulaski County, Arkansas. The six lawsuits involve fifteen patients at five nursing homes operated by the Company in Arkansas and also allege violations of the Arkansas Abuse of Adults Act and the Arkansas Medicaid False Claims Act. The six complaints, in the aggregate, seek actual damages totaling approximately $250,000 and fines and penalties in excess of $45 million. No trial date has been set in these six actions. However, the Company cannot currently predict with certainty the ultimate impact of the above cases on the Company’s financial condition, cash flows or results of operations. The Company intends to vigorously defend itself against the allegations in all of these lawsuits.

The Company is in a dispute with the owner of an assisted living facility in which the Company terminated the lease. This dispute is the subject of an arbitration hearing scheduled for April 2004. The Company asserts that it was entitled to terminate the lease as a result of the landlord’s failure to correct construction defects at the facility and for the landlord’s other breaches of the lease agreement. The Company seeks return of its $285,000 security deposit, cancellation of a $200,000 letter of credit as well as payment for personal property and equipment and accounts receivable collected and retained by the landlord. The landlord has asserted claims against the Company for unpaid rents, taxes and operating losses in excess of $1.3 million. The Company has accrued for the estimated costs associated with this matter. However, the results of this matter cannot be predicted, and an adverse result could have a material adverse impact on the Company’s financial condition, cash flows or results of operations.

On June 22, 2001, a jury in Mena, Arkansas, issued a verdict in a professional liability lawsuit against the Company totaling $78.425 million. On May 1, 2003, the Arkansas Supreme Court reduced the damage award to $26.425 million, plus interest from the date of the original verdict. On November 10, 2003, the U.S. Supreme Court denied the Company’s request for a review, and the amended judgment became final. The trial court has ordered that the Company’s insurance carriers for its 1997 and 1998 policy years each pay one-half of the total judgment and interest. The Company has been advised that at least one of its insurance carriers is disputing the methodology used for calculation of interest. The Company’s insurance carriers have paid the judgment amount and interest, or have bonded the portion in dispute. The Company’s 1997 policy included primary coverage of up to $1 million through one carrier that has been declared insolvent. The umbrella carrier has demanded that the Company pay this $1 million portion of the judgment. The Company has denied responsibility for this liability, and the carrier has not filed any action seeking to recover this amount.

On October 17, 2000, the Company was served with a civil complaint by the Florida Attorney General’s office, in the case of State of Florida ex rel. Mindy Myers v. R. Brent Maggio, et al. In this case, the State of Florida accused multiple defendants of violating Florida’s False Claims Act. The Company, in its capacity as the manager of four nursing homes owned by Emerald Healthcare, Inc. (“Emerald”), was named in the complaint, as amended, which accused the Company of making illegal kickback payments to R. Brent Maggio, Emerald’s sole shareholder, and fraudulently concealing such payments in the Florida Medicaid cost reports filed by the nursing homes. During the first quarter of 2003, the State of Florida executed a voluntary dismissal, with prejudice, of all claims related to this incident against the Company. In addition, a settlement agreement was executed between the State of Florida, Maggio and Emerald, pursuant to which the State of Florida has dropped its prosecution of this matter. In response to this settlement, the whistle blower in this action filed a written objection opposing the State of Florida’s settlement with Maggio, and asked the court to reject the settlement agreement on the grounds that the settlement was not fair, adequate or reasonable under the circumstances. Under Florida’s False Claims Act, a whistle blower may ask a court to reject a settlement between the State of Florida and any defendant named in the suit, but has the burden of demonstrating that the settlement is not fair, adequate or reasonable.

Following a hearing on the State of Florida’s motion, the Leon County Circuit Court approved the State of Florida’s settlement agreement. Upon entry of an order approving the settlement agreement, the whistle blower appealed the circuit court’s ruling to Florida’s First District Court of Appeal, arguing that the circuit court judge failed to apply the proper standards in determining whether the settlement was appropriate. On January 29, 2004, the Florida First District Court of Appeal reversed and remanded the circuit court judge’s ruling, holding that the circuit judge should have applied different legal criteria in evaluating whether the State of Florida’s settlement was fair, adequate and reasonable, and this case remains pending in the Florida appellate courts.

Notwithstanding the ruling of the Florida First District Court of Appeal, the Company believes that it is no longer a party to this lawsuit since it was not a party to the State of Florida’s settlement agreement. Moreover, the State of Florida filed a voluntary dismissal, with prejudice, of all claims identified in this lawsuit, after obtaining a general release from the Company in which the Company agreed not to sue the State of Florida for any and all claims that the Company had, or might have, against the State of Florida’s Department of Legal Affairs stemming from that agency’s participation in this lawsuit. In the event, however, that the Company is required to litigate any remaining matters involving this lawsuit, the Company believes it has meritorious defenses in this matter and intends to vigorously pursue these defenses in litigation.

The Company cannot currently predict with certainty the ultimate impact of the above cases on the Company’s financial condition, cash flows or results of operations. An unfavorable outcome in any of the lawsuits, any investigation or lawsuit alleging violations of elderly abuse laws or any state or Federal False Claims Act case could subject the Company to fines, penalties and damages. Moreover, the Company could be excluded from the Medicare, Medicaid or other federally-funded health care programs, which could have a material adverse impact on the Company’s financial condition, cash flows or results of operations.

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

Under the current law, Medicare reimbursements for nursing facilities were reduced following the October 1, 2002 expiration of two temporary payment increases enacted as part of earlier Medicare enhancement bills. There are two additional payment increases that were originally scheduled to expire October 1, 2002. CMS has announced that the expiration of these payment increases have been postponed to October 1, 2004. CMS has announced that the expiration of these payment increases has been postponed until at least October 1, 2004. However, President Bush’s proposed fiscal year 2005 budget indicates that the refinements will not be implemented before September 30, 2005.

Certain per person annual Medicare reimbursement limits on therapy services, which had been temporarily suspended, became effective on September 1, 2003. The limits imposed a $1,590 per patient annual ceiling on physical, speech and occupational therapy services. In December 2003, these limits were again temporarily suspended until December 31, 2005. While the Company is unable to quantify the impact that these new rules will have, it is expected that the reimbursement limitations, if not suspended further, will significantly reduce therapy revenues, and negatively impact the Company’s operating results.

15. RELATED PARTIES

The Company commenced operations effective with an initial public offering of common stock in May 1994. The Company’s predecessor operations were in companies owned or controlled by Counsel. From the Company’s inception through November 1996, the Company had two directors who are directors and key executives of Counsel. The Company provides management services for nine facilities owned by two Canadian limited partnerships. Management fees from these facilities totaled $2,029,000, $1,906,000 and $1,799,000 for 2003, 2002 and 2001, respectively, and are included in Income from Discontinued Operations in the accompanying consolidated financial statements. Counsel leases seven of these facilities from one of the partnerships.

The Company leases 8 facilities from Counsel. Lease expense related to the facilities leased from Counsel totaled $1,306,000, $1,207,000 and $1,461,000 for the years ended December 31, 2003, 2002 and 2001, respectively, including both continuing and discontinued operations. The amount of lease expense of continuing operations related to the facilities leased from Counsel totaled $124,000, $124,000 and $548,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company has loaned one of the limited partnerships $325,000 and $334,000 as of December 31, 2003 and 2002, respectively, included in other assets of discontinued operations. The Company has received second, third and fourth mortgage security interests in the partnership’s assets. The notes receivable bear interest at 8.0% and are being repaid through 2007.

16. OPERATING SEGMENT INFORMATION

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that public companies report financial and descriptive information about their operating segments. The Company has two reportable segments: United States nursing homes and United States assisted living facilities. Management evaluates each of these segments independently due to the reimbursement, marketing, and regulatory differences between the segments. As discussed in Note 10, the Company began reporting its Canadian operations as a discontinued operation beginning in the fourth quarter of 2003. The consolidated financial statements have been reclassified to reflect the discontinuation of these Canadian operations, which had previously been reported as a separate segment, for all periods presented.

The accounting policies of these segments are the same as those described in the summary of significant accounting policies described in Note 2. Management evaluates performance based on profit or loss from operations before income taxes not including asset impairments and other charges (see Note 6). The following information is derived from the Company’s segments’ internal financial statements and includes information related to the Company’s unallocated corporate revenues and expenses:

	2003	2002	2001
Net revenues:
U.S. nursing homes	$183,850,000	$162,478,000	$159,086,000
U.S. assisted living facilities	11,820,000	19,487,000	31,263,000
Corporate	80,000	15,000	13,000

Total	$195,750,000	$181,980,000	$190,362,000

Depreciation and amortization:
U.S. nursing homes	$3,388,000	$3,326,000	$3,462,000
U.S. assisted living facilities	1,479,000	1,627,000	1,721,000
Corporate	70,000	72,000	72,000

Total	$4,937,000	$5,025,000	$5,255,000

Operating income (loss):
U.S. nursing homes	$(6,461,000)	$(5,564,000)	$(12,202,000)
U.S. assisted living facilities	(2,138,000)	(2,412,000)	(3,464,000)
Corporate	(2,593,000)	(3,754,000)	(2,979,000)

Total	$(11,192,000)	$(11,730,000)	$(18,645,000)

	2003	2002	2001
Long-lived assets:
U.S. nursing homes	$23,176,000	$24,745,000	$26,807,000
U.S. assisted living facilities	24,839,000	26,760,000	29,760,000
Discontinued operations	14,295,000	12,524,000	12,016,000
Corporate	852,000	597,000	707,000

Total	$63,162,000	$64,626,000	$69,290,000

Total assets:
U.S. nursing homes	$67,054,000	$59,469,000	$53,665,000
U.S. assisted living facilities	25,311,000	27,132,000	30,912,000
Discontinued operations	26,049,000	17,152,000	14,388,000
Corporate	2,281,000	2,980,000	1,415,000
Eliminations	(25,761,000)	(17,862,000)	(9,310,000)

Total	$94,934,000	$88,871,000	$91,070,000

Capital expenditures:
U.S. nursing homes	$2,234,000	$2,341,000	$1,836,000
U.S. assisted living facilities	1,251,000	612,000	839,000
Corporate	1,000	31,000	12,000

Total	$3,486,000	$2,984,000	$2,687,000

17. QUARTERLY FINANCIAL INFORMATION (Unaudited)

Selected quarterly financial information for each of the quarters in the years ended December 31, 2003 and 2002 is as follows:

	Quarter
2003	First	Second		Third	Fourth
Net revenues	$43,208,000	$49,050,000		$50,943,000	$52,549,000

Net income (loss) from continuing operations	$(3,512,000)	$(8,314,000	)(1)	$(3,353,000)	$1,895,000	(2)

Income from discontinued operations	$433,000	$483,000		$572,000	$575,000

Net income (loss) for common stock	$(3,146,000)	$(7,900,000	)(1)	$(2,851,000)	$2,399,000	(2)

Basic net income (loss) per share:
Income (loss) from continuing operations	$(.65)	$(1.53)		$(.62)	$.33

Income from discontinued operations	$.08	$.09		$.10	$.11

Net income (loss) per common share	$(.57)	$(1.44)		$(.52)	$.44

	Quarter
2003	First	Second	Third	Fourth
Diluted net income (loss) per share:
Income (loss) from continuing operations	$(.65)	$(1.53)	$(.62)	$.30

Income from discontinued operations	$.08	$.09	$.10	$.09

Net income (loss) per common share	$(.57)	$(1.44)	$(.52)	$.39

(1)	Includes a charge of $4.3 million, as further discussed in Note 14, to record obligations for professional liability costs relating to leased facilities.

(2)	Includes a reduction in expense of $5.8 million as a result of favorable development of professional liability insurance claims during the fourth quarter, as further discussed in Note 14, and includes asset impairment charges of $1.7 million, as further discussed in Note 6.

	Quarter
2002	First	Second		Third		Fourth
Net revenues	$47,685,000	$45,374,000		$44,412,000		$44,509,000

Net loss from continuing operations	$(3,323,000)	$(1,576,000	)(1)	$(2,837,000	)(2)	$(6,977,000	)(3)

Income from discontinued operations	$320,000	$407,000		$496,000		$487,000

Net loss for common stock	$(3,061,000)	$(1,227,000	)(1)	$(2,398,000	)(2)	$(6,586,000	)(3)

Basic and diluted net loss per share:
Loss from continuing operations	$(.62)	$(.29)		$(.53)		$(1.29)

Income from discontinued operations	$.06	$.07		$.09		$.09

Net loss per common share	$(.56)	$(.22)		$(.44)		$(1.20)

(1)	Includes asset impairment and other charges of $1,065,000 as further discussed in Note 6.

(2)	Includes other charges of $527,000, as further discussed in Note 6.

(3)	Includes asset impairment and other charges of $1,778,000, as further discussed in Note 6, and a charge of $2,231,000 as a result of unfavorable development of professional liability insurance claims during the fourth quarter.

ADVOCAT INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Column A	Column B	Column C				Column D	Column E
		Additions				Deductions
	Balance
	at	Charged					Balance
	Beginning	to	Charged			(Write-offs	at
	of	Costs and	to Other			net of	End of
Description	Period (1)	Expenses	Accounts	Other		Recoveries	Period
Year ended December 31, 2003:
Allowance for doubtful accounts	$2,192	$1,707	$—	$—		$(2,100)	$1,799
Year ended December 31, 2002:
Allowance for doubtful accounts	$5,436	$526	$—	$—		$(3,770)	$2,192
Year ended December 31, 2001:
Allowance for doubtful accounts	$5,001	$3,290	$—	$711	(2)	$(3,566)	$5,436

(1)	As discussed in Note 10 of the Consolidated Financial Statements, the Company has reclassified its financial statements for 2003 and all prior periods to present its Canadian operations as discontinued operations.

(2)	Includes the Texas Diversicare Limited Partnership (“TDLP”) allowance for doubtful accounts as of August 31, 2001. The Company entered into an Agreement with TDLP, pursuant to which the wrap mortgage receivable and the Company’s other investments in TDLP were exchanged for the net assets. The assets and liabilities were recorded at the historical cost basis of the Company’s total investment in TDLP, which approximated fair value as of August 31, 2001.

S-1

ADVOCAT INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
OF DISCONTINUED OPERATIONS
(in thousands)

Column A	Column B	Column C				Column D	Column E
		Additions				Deductions
	Balance
	at	Charged					Balance
	Beginning	to	Charged			(Write-offs)	at
	of	Costs and	to Other			net of	End of
Description	Period (1)	Expenses	Accounts	Other		Recoveries	Period
Year ended December 31, 2003:
Allowance for doubtful accounts	$23	$12	$—		$—	$(6)	$29
Year ended December 31, 2002:
Allowance for doubtful accounts	$17	$5	$—		$—	$1	$23
Year ended December 31, 2001:
Allowance for doubtful accounts	$34	$3	$—	$		$(20)	$17

(1)	As discussed in Note 10 of the Consolidated Financial Statements, the Company has reclassified its financial statements for 2003 and all prior periods to present its Canadian operations as discontinued operations.

S-2