Form 10-Q
period 2004-03-31
ADVOCAT INC
filed 2004-05-14
CIK 919956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

CHECK ONE:

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2004

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

5,680,287

(Outstanding shares of the issuer’s common stock as of May 12, 2004)

Part I. FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

ADVOCAT INC.

INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2004	2003
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$5,780	$4,817
Restricted cash	800	1,252
Receivables, less allowance for doubtful accounts of $2,022 and $1,799, respectively	15,972	15,960
Inventories	505	518
Prepaid expenses and other current assets	3,772	2,968
Discontinued operations	5,637	6,257

Total current assets	32,466	31,772

PROPERTY AND EQUIPMENT, at cost	82,676	82,016
Less accumulated depreciation	(37,306)	(36,043)
Discontinued operations, net	11,691	11,927

Property and equipment, net	57,061	57,900

OTHER ASSETS:
Deferred financing and other costs, net	452	411
Deferred lease costs, net	1,469	1,542
Other assets	945	941
Discontinued operations	2,635	2,368

Total other assets	5,501	5,262

	$95,028	$94,934

(Continued)

ADVOCAT INC.

INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(continued)

	March 31,	December 31,
	2004	2003
	(unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt	$10,028	$10,196
Short-term debt	41,736	42,348
Trade accounts payable	8,495	8,507
Accrued expenses:
Payroll and employee benefits	5,078	4,806
Interest	215	221
Current portion of self-insurance reserves	11,656	11,910
Other current liabilities	3,260	4,013
Discontinued operations	3,976	3,062

Total current liabilities	84,444	85,063

NONCURRENT LIABILITIES:
Long-term debt, less current portion	—	—
Self-insurance reserves, less current portion	34,862	37,614
Other noncurrent liabilities	4,698	4,526
Discontinued operations	5,101	6,355

Total noncurrent liabilities	44,661	48,495

COMMITMENTS AND CONTINGENCIES
SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK
Authorized 600,000 shares, $.10 par value, 393,658 shares issued and outstanding at redemption value	4,207	4,135

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock, authorized 400,000 shares, $.10 par value, none issued and outstanding	—	—
Common stock, authorized 20,000,000 shares, $.01 par value, 5,608,000 and 5,493,000 shares issued and outstanding, respectively	56	55
Paid-in capital	15,947	15,908
Accumulated deficit	(55,797)	(60,417)
Cumulative translation adjustment	1,510	1,695

Total shareholders’ deficit	(38,284)	(42,759)

	$95,028	$94,934

The accompanying notes are an integral part of these interim consolidated balance sheets.

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2004	2003
REVENUES:
Patient revenues, net	$48,527	$39,716
Resident revenues	2,947	3,398
Other income	—	81
Interest	5	13

Net revenues	51,479	43,208

EXPENSES:
Operating	38,210	38,498
Lease	3,863	3,531
General and administrative	3,053	2,655
Interest	765	789
Depreciation and amortization	1,264	1,232

Total expenses	47,155	46,705

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	4,324	(3,497)
PROVISION FOR INCOME TAXES	32	15

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	4,292	(3,512)
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX PROVISON OF $123 AND $115, RESPECTIVELY	400	433

NET INCOME (LOSS)	4,692	(3,079)
PREFERRED STOCK DIVIDENDS, ACCRUED BUT NOT PAID	72	67

NET INCOME (LOSS) FOR COMMON STOCK	$4,620	$(3,146)

NET INCOME (LOSS) PER COMMON SHARE:
Per common share — basic
Income (loss) from continuing operations	$0.76	$(0.65)
Income from discontinued operations	0.07	0.08

	$0.83	$(0.57)

Per common share — diluted
Income (loss) from continuing operations	$0.65	$(0.65)
Income from discontinued operations	0.06	0.08

	$0.71	$(0.57)

WEIGHTED AVERAGE SHARES:
Basic	5,563	5,493

Diluted	6,602	5,493

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands and unaudited)

	Three Months Ended
	March 31,
	2004	2003
NET INCOME (LOSS) FOR COMMON STOCK	$4,620	$(3,146)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	(293)	1,248
Income tax (provision) benefit	108	(460)

	(185)	788

COMPREHENSIVE INCOME(LOSS)	$4,435	$(2,358)

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,692	$(3,079)
Income from discontinued operations	400	433

Net income (loss) from continuing operations	4,292	(3,512)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation	1,264	1,232
Provision for doubtful accounts	424	370
Provision for self-insured professional liability, net of benefit from reduction in related accrual	(2,880)	4,125
Payment of professional liability costs	(609)	(666)
Amortization of deferred balances	91	89
Provision for leases in excess of cash payments	139	225
Changes in other assets and liabilities affecting operating activities:
Receivables, net	(436)	(879)
Inventories	13	—
Prepaid expenses and other assets	(808)	(242)
Trade accounts payable and accrued expenses	11	(694)

Net cash provided by continuing operations	1,501	48
Net cash provided by discontinued operations	470	—

Net cash provided by operating activities	1,971	48

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(661)	(820)
Proceeds from sale of property	—	—
Decrease in restricted cash deposits	452	—
Deposits and other deferred balances	(59)	(13)

Net cash used in investing activities	(268)	(833)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(658)	(597)
Net proceeds from (repayment of) lines of credit	(122)	153
Proceeds from exercise of stock options	40	—
Financing costs	—	(17)

Net cash used in financing activities	(740)	(461)

(Continued)

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)
(continued)

	Three Months Ended March 31,
	2004	2003
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$963	$(1,246)
CASH AND CASH EQUIVALENTS, beginning of period	4,817	3,847

CASH AND CASH EQUIVALENTS, end of period	$5,780	$2,601

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$715	$698

Cash payments of income taxes, net	$7	$—

NON-CASH TRANSACTIONS:

During the three month periods ended March 31, 2004 and 2003, the Company accrued, but did not pay, Preferred Stock dividends of $72,000 and $67,000, respectively.

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

1. BUSINESS

Advocat Inc. (together with its subsidiaries, “Advocat” or the “Company”) provides long-term care services to nursing home patients and residents of assisted living facilities in nine states, primarily in the Southeast. The Company’s facilities provide a range of health care services to their patients and residents. In addition to the nursing, personal care and social services usually provided in long-term care facilities, the Company offers a variety of comprehensive rehabilitation services as well as medical supply and nutritional support services.

On May 11, 2004, the Company sold the stock of its wholly owned subsidiary, Diversicare Canada Management Services Co., Inc. (“DCMS”) to DCMS Holding, Inc. (“Holding”), a privately-owned Ontario corporation. DCMS operates 14 nursing homes and 24 assisted living facilities in the Canadian provinces of Ontario, British Columbia and Alberta. The transaction was approved by the Company’s shareholders on November 21, 2003, and by regulatory authorities in Canada in April 2004. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the consolidated financial statements of the Company have been reclassified to reflect DCMS as a discontinued operation.

As part of continuing operations at March 31, 2004, the Company operates 62 facilities, consisting of 48 nursing homes with 5,108 licensed beds and 14 assisted living facilities with 987 units. As of March 31, 2004, the Company owns 10 nursing homes and leases 38 others. Additionally, the Company owns 12 assisted living facilities and leases 2 others.

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

2. BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The interim consolidated financial statements for the three month periods ended March 31, 2004 and 2003, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all adjustments necessary to present fairly the Company’s financial position at March 31, 2004 and the results of operations for the three month periods ended March 31, 2004 and 2003, and the cash flows for the three month periods ended March 31, 2004 and 2003.

The results of operations for the three month periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

The accompanying consolidated financial statements have been prepared assuming that Advocat will continue as a going concern. Although the Company reported a profit for the three month period ended March 31, 2004, the profit was the result of a non-cash expense reduction resulting from a downward adjustment in the Company’s accrual for self-insured risks associated with professional liability claims, as discussed in Note 3 below. The Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $43.8 million as of March 31, 2004. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof. The Company incurred operating losses in each of the three years in the period ended December 31, 2003, and has limited resources available to meet its operating, capital expenditure and debt service requirements during 2004. The Company has a net working capital deficit of $52.0 million as of March 31, 2004. The Company has $41.9 million of scheduled debt maturities (including short term debt and current portions of long term debt) during the next twelve months, and is in default of certain debt covenants contained in debt agreements. Effective March 9, 2001, the Company obtained professional liability insurance coverage that, based on historical claims experience, is estimated to be substantially less than the claims that could be incurred during the policy years 2001 through 2004 and is less than the coverage required by certain of the Company’s debt and lease agreements. The Company is in a dispute with the landlord of a terminated lease that is subject to an arbitration hearing scheduled to be held in June 2004. The Company is the subject of 7 lawsuits filed by the Arkansas Attorney General for which the Company has no insurance. The first of these suits is scheduled for trial in September 2004. The ultimate payments on professional liability claims accrued as of March 31, 2004, arbitration awards, the Arkansas Attorney General lawsuits or claims that could be incurred during 2004 could require cash resources during 2004 that would be in excess of the Company’s available cash or other resources. The Company is also not in compliance with certain lease and debt agreements, including financial covenants, insurance requirements and other obligations, that allow the Company’s primary lessor certain rights as discussed below and allows the holders of substantially all of the Company’s debt to demand immediate repayment. Although the Company does not anticipate that such demands will be made, the continued forbearance on the part of the Company’s lenders cannot be assured at this time. Accordingly, the Company has classified the related debt principal amounts as current liabilities in the accompanying consolidated financial statements as of March 31, 2004. Given that events of default exist under the Company’s working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances. Events of default under the Company’s debt agreements could lead to additional events of default under the Company’s lease agreements covering a majority of its United States nursing facilities. A default in the related lease agreements allows the lessor the right to terminate the lease agreements and assume operating rights with respect to the leased properties. The net book value of property and equipment, including leasehold improvements, related to these facilities total approximately $3.9 million as of March 31, 2004. A default in these lease agreements also allows the holder of the Series B Redeemable Convertible Preferred Stock the right to require the Company to redeem such stock. At a minimum, the Company’s cash requirements during 2004 include funding operations (including potential payments related to professional liability claims, arbitration awards and the Arkansas Attorney General’s lawsuits), capital expenditures, scheduled debt service, and working capital requirements. No assurance can be given that the Company will have sufficient cash to meet these requirements. The independent accountants’ report on the Company’s financial statements at December 31, 2003, 2002 and 2001 includes an explanatory paragraph concerning the Company’s ability to continue as a going concern.

The majority of the Company’s lenders have the right to force immediate payment of outstanding debt. If the Company’s lenders force immediate repayment, the Company would not be able to repay the related debt outstanding. Of the total $41.9 million of matured or scheduled debt maturities (including short term debt and current portions of long term debt) during the next twelve months, the Company intends to repay approximately $3 million from cash generated from operations, approximately $5 million with proceeds from the sale of DCMS and will attempt to refinance the remaining balance. The Company’s management has implemented a plan to enhance revenues related to the operations of the Company’s nursing homes and assisted living facilities, but the results of these efforts are uncertain. Management is focused on increasing the occupancy in its nursing homes and assisted living facilities through an increased emphasis on attracting and retaining patients and residents. Management is also focused on minimizing future expense increases through the elimination of excess operating costs. Management is also attempting to minimize professional liability claims in future periods by vigorously defending itself against all such claims and through the additional supervision and training of staff employees. The Company is unable to predict if it will be successful in enhancing revenues, reducing operating losses, in negotiating waivers, amendments, or refinancings of outstanding debt, or if the Company will be able to meet any amended financial covenants in the future. Regardless of the effectiveness of management’s efforts, any demands for repayment by lenders, the inability to obtain waivers or refinance the related debt, the termination of lease agreements or entry of a final judgment in a material amount for a professional or general liability claim would have a material adverse impact on the financial position, results of operations and cash flows of the Company. If the Company is unable to generate sufficient cash flow from its operations or successfully negotiate debt or lease amendments, or is subject to a significant judgment not covered by insurance, the Company may have to explore a variety of other options, including but not limited to other sources of equity or debt financings, asset dispositions, or relief under the United States Bankruptcy Code. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

3. INSURANCE MATTERS

Professional Liability and Other Liability Insurance-

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

Due to the Company’s past claims experience and increasing cost of claims throughout the long-term care industry, the premiums paid by the Company for professional liability and other liability insurance to cover future periods exceeds the coverage purchased so that it costs more than $1 to purchase $1 of insurance coverage. For this reason, effective March 9, 2001, the Company has purchased professional liability insurance coverage for its United States nursing homes and assisted living facilities that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. As a result, the Company is effectively self-insured and expects to remain so for the foreseeable future.

The Company has essentially exhausted all general and professional liability insurance available for claims first made during the period from March 9, 2001 through March 9, 2003. For claims made during the period from March 10, 2003 through March 9, 2004, the Company maintains insurance with coverage limits of $250,000 per medical incident and total aggregate policy coverage limits of $1,000,000. The Company is self-insured for the first $25,000 per occurrence with no aggregate limit. As of March 31, 2004, payments already made by the insurance carrier for this policy year have reduced the remaining aggregate coverage amount. For claims made during the period from March 10, 2004 through March 9, 2005, the Company maintains insurance with coverage limits of $250,000 per medical incident and total aggregate policy coverage limits of $500,000. The Company is self-insured for the first $25,000 per occurrence with no aggregate limit.

For claims made during the period March 9, 2000 through March 9, 2001, the Company is self-insured for the first $500,000 per occurrence with no aggregate limit for the Company’s United States nursing homes. The policy has coverage limits of $1,000,000 per occurrence, $3,000,000 per location and $12,000,000 in the aggregate. The Company also maintains umbrella coverage of $15,000,000 in the aggregate for claims made during this period. As of March 31, 2004, payments already made by the insurance carrier for this policy year have reduced the remaining aggregate coverage amount.

Prior to March 9, 2000, the Company was insured on an occurrence basis. For the policy period January 1, 1998 through February 1, 1999 and for the policy period February 1, 1999 through March 9, 2000, the Company had insurance, including excess liability coverage, in the total amount of $50,000,000 per policy. As of March 31, 2004, payments already made by the insurance carriers for these policy years have significantly reduced the remaining aggregate coverage amount in each of the policy periods, but coverage has not been exhausted in either policy period.

Effective October 1, 2001, the Company’s United States assisted living properties were added to the Company’s insurance program for United States nursing home properties and are covered under the same policies as the Company’s nursing facilities. Prior to October 1, 2001, the Company’s United States assisted living facilities maintained occurrence based insurance and a $15,000,000 aggregate umbrella liability policy. As of March 31, 2004, payments already made by the insurance carriers have significantly reduced the remaining aggregate coverage, but coverage has not been exhausted.

In Canada, the Company’s professional liability claims experience and associated costs have been dramatically less than that in the United States. The Canadian facilities owned or leased by the Company are self-insured for the first $4,000 ($5,000 Canadian) per occurrence. The Company’s aggregate primary coverage limit with respect to Canadian operations is $1,530,000 ($2,000,000 Canadian). The Company also maintains a $3,824,000 ($5,000,000 Canadian) aggregate umbrella policy for claims in excess of the foregoing limits for these facilities. The Company sold its Canadian operations on May 11, 2004.

Even for insured claims, the payment of professional liability claims by the Company’s insurance carriers is dependent upon the financial solvency of the individual carriers. The Company is aware that two of its insurance carriers providing coverage for prior years claims have either been declared insolvent or are currently under rehabilitation proceedings.

Reserve for Estimated Self-Insured Professional Liability Claims-

Because the Company anticipates that its actual liability for existing and anticipated claims will exceed the Company’s limited professional liability insurance coverage, the Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $43.8 million as of March 31, 2004. Such liabilities include estimates of legal costs. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof.

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

In the first quarter of 2004, the Company reported income from continuing operations of $4.3 million, primarily as a result of a non-cash expense reduction of $7.3 million resulting from a downward adjustment in the Company’s accrual for self-insured risks associated with professional liability claims. This adjustment was primarily the result of the effects of settlements of certain claims for amounts less than previously estimated. While each quarterly adjustment to the recorded liability for professional liability claims affects reported income, these changes do not directly affect the Company’s cash position because the accrual for these liabilities is not funded. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof. In the event a significant judgment is entered against the Company in one or more legal actions in which there is no or insufficient professional liability insurance, the Company anticipates that payment of the judgment amounts would require cash resources that would be in excess of the Company’s available cash or other resources. Any such judgment could have a material adverse impact on the Company’s financial position and cash flows.

Other Insurance-

With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. Prior to that time, the Company was self-insured for the first $250,000, on a per claim basis, for workers’ compensation claims in a majority of its United States nursing facilities. However, the insurance carrier providing coverage above the Company’s self insured retention has been declared insolvent by the applicable state insurance agency. As a result, the Company is completely self-insured for workers compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. For the policy period July 1, 2002 through June 30, 2003, the Company entered into a “high deductible” workers compensation insurance program covering the majority of the Company’s United States employees. Under the high deductible policy, the Company is self insured for the first $25,000 per claim, subject to an aggregate maximum of out of pocket cost of $1.6 million, for the 12 month policy period. The Company has a letter of credit of $0.8 million securing its self insurance obligations under this program. The letter of credit is secured by a certificate of deposit of $0.8 million, which is reflected as “restricted cash” in the accompanying balance sheet. The reserve for the high deductible policy is based on known claims incurred and an estimate of incurred but not reported claims determined by an analysis of historical claims incurred. Effective June 30, 2003, the Company entered into a new workers compensation insurance program that provides coverage for claims incurred with premium adjustments depending on incurred losses. Policy expense under this workers compensation policy may be increased or decreased from the level of initial premium payments by up to approximately $1.2 million depending upon the amount of claims incurred during the policy period. The Company has accounted for premium expense under this policy based on its estimate of the level of claims expected to be incurred, and has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate. The liability recorded by the Company for the self-insured obligations under these plans is $1.1 million as of March 31, 2004. Any adjustments of future premiums for workers compensation policies and differences between actual settlements and reserves for self-insured obligations are included in expense in the period finalized.

The Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $1.6 million at March 31, 2004. The differences between actual settlements and reserves are included in expense in the period finalized.

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

	Three Months Ended
	March 31,
(in thousands)	2004	2003
Foreign currency items:
Beginning balance	$1,695	$(872)
Current period change, net of income tax	(185)	788

Ending balance	$1,510	$(84)

Positive balances represent unrealized gains and negative balances represent unrealized losses.

5. STOCK-BASED COMPENSATION

SFAS No. 123, “Accounting for Stock-Based Compensation” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related Interpretations (all herein referred to as “APB No. 25”). Under APB No. 25, no compensation cost related to stock options has been recognized because all options are issued with exercise prices equal to the fair market value at the date of grant. Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s net income (loss) for common stock and net income (loss) per common share for the three months ended March 31, 2004 and 2003 would not have differed from the amounts actually reported.

6. RECLASSIFICATIONS

Certain amounts in the 2003 interim financial statements have been reclassified to conform with the 2004 presentation.

7. OPERATING SEGMENT INFORMATION

The Company has two reportable segments: United States nursing homes and United States assisted living facilities. Management evaluates each of these segments independently due to the reimbursement, marketing, and regulatory differences between the segments. As discussed in Note 9, the Company reports its Canadian operations as a discontinued operation. The consolidated financial statements have been reclassified to reflect the discontinuation of these Canadian operations, which had previously been reported as a separate segment, for all periods presented.

Management evaluates performance based on income or loss from operations before income taxes not including asset impairments and other charges. The following information is derived from the

Company’s segments’ internal financial statements and includes information related to the Company’s unallocated corporate revenues and expenses:

	Three Months Ended
	March 31,
(in thousands)	2004	2003
Net revenues:
U.S. nursing homes	$48,695	$39,968
U.S. assisted living facilities	2,784	3,233
Corporate	—	7

Total	$51,479	$43,208

Depreciation and amortization:
U.S. nursing homes	$849	$822
U.S. assisted living facilities	399	391
Corporate	16	19

Total	$1,264	$1,232

Operating income (loss):
U.S. nursing homes	$5,723	$(2,210)
U.S. assisted living facilities	(649)	(637)
Corporate	(750)	(650)

Total	$4,324	$(3,497)

	March 31,	December 31,
	2004	2003
Long-lived assets:
U.S. nursing homes	$22,689	$23,176
U.S. assisted living facilities	24,651	24,839
Discontinued operations	14,326	14,295
Corporate	896	852

Total	$62,562	$63,162

Total assets:
U.S. nursing homes	$70,773	$67,054
U.S. assisted living facilities	24,997	25,311
Discontinued operations	23,942	26,049
Corporate	1,984	2,281
Eliminations	(26,668)	(25,761)

Total	$95,028	$94,934

8. FINANCING TRANSACTIONS

In April 2004, the Company entered into an agreement to extend the maturities of certain borrowings from a commercial finance company with an outstanding balance of $3.3 million at March 31, 2004. The new agreement extended the maturities of these borrowings from March 31, 2004 to April 1, 2005.

In April 2004, the Company entered into an agreement to extend the maturities of certain borrowings from a bank lender, including the Company’s working capital line of credit, that have an aggregate outstanding balance of $13.4 million at March 31, 2004. The new agreement extended the maturities of this indebtedness from April 16, 2004 to July 16, 2004.

9. SALE OF CANADIAN OPERATIONS

On May 11, 2004, the Company sold the stock of its wholly owned subsidiary, Diversicare Canada Management Services Co., Inc. (“DCMS”) to DCMS Holding, Inc. (“Holding”), a privately-owned Ontario corporation. As of March 31, 2004, DCMS operates 14 nursing homes and 24 assisted living facilities in the Canadian provinces of Ontario, British Columbia and Alberta.

The sales price was $16.5 million Canadian (approximately $11.8 million US at the May 11, 2004 exchange rate). Approximately $8.5 million Canadian ($6.1 million US) was received at closing, with the balance, $8.0 million Canadian ($5.7 million US), scheduled to be received in annual installments of $600,000 Canadian ($428,000 US) on the anniversary of the closing for the first four years and a final installment of $5.6 million Canadian ($4.0 million US) on the fifth anniversary of closing. The sale price is subject to certain adjustments, depending on the level of working capital of the DCMS at the time of closing. The future payments may be accelerated upon the occurrences of certain events. Net proceeds from this transaction will be used to repay outstanding bank debt and related transaction costs, including US and Canadian taxes.

Based on the financial position of DCMS and currency exchange rates at March 31, 2004, the Company anticipates that this transaction will result in a gain before income taxes of approximately $500,000 US. However, the amount of gain or loss the Company will report and the impact on the Company’s financial position from the transaction will depend on several factors, including the amount of net assets of DCMS at closing, the level of working capital, the timing of the occurrence of events that could impact the timing and amount of future payments, currency exchange rates, and the amount of taxes arising from the transaction in the US and Canada.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Advocat Inc. (together with its subsidiaries, “Advocat” or the “Company”) provides long-term care services to nursing home patients and residents of assisted living facilities in nine states, primarily in the Southeast. The Company’s facilities provide a range of health care services to their patients and residents. In addition to the nursing, personal care and social services usually provided in long-term care facilities, the Company offers a variety of comprehensive rehabilitation services as well as medical supply and nutritional support services.

On May 11, 2004, the Company sold the stock of its wholly owned subsidiary, Diversicare Canada Management Services Co., Inc. (“DCMS”) to DCMS Holding, Inc. (“Holding”), a privately-owned Ontario corporation. DCMS operates 14 nursing homes and 24 assisted living facilities in the Canadian provinces of Ontario, British Columbia and Alberta. The transaction was approved by the Company’s shareholders on November 21, 2003, and by regulatory authorities in Canada in April 2004. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the consolidated financial statements of the Company have been reclassified to reflect DCMS as a discontinued operation.

As part of continuing operations at March 31, 2004, the Company operates 62 facilities, consisting of 48 nursing homes with 5,108 licensed beds and 14 assisted living facilities with 987 units. As of March 31, 2004, the Company owns 10 nursing homes and leases 38 others. Additionally, the Company owns 12 assisted living facilities and leases 2 others.

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

Fluctuations in Earnings or Losses. In the first quarter of 2004, the Company reported income from continuing operations of $4.3 million, primarily as a result of a non-cash expense reduction of $7.3 million resulting from a downward adjustment in the Company’s accrual for self-insured risks associated with professional liability claims. This adjustment was primarily the result of the effects of settlements of certain claims for amounts less than previously estimated. While this adjustment to the accrual resulted in reported income, it did not generate cash because the accrual is not funded by the Company. As of March 31, 2004, the Company has reported a liability of $43.8 million, including reported professional liability claims and estimates for incurred but unreported claims, compared to a liability of $47.2 million as of December 31, 2003. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof. These self-insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Any increase in the accrual decreases income in the period, and any reduction in the accrual increases income during the period. Although the Company retains a third-party actuarial firm to assist management in estimating the appropriate accrual for these claims, professional liability claims are inherently uncertain, and the liability associated with anticipated claims is very difficult to estimate. As a result, the Company’s actual liabilities may vary significantly from the accrual, and the amount of the accrual may fluctuate by a material amount in any given quarter. Each change in the amount of this accrual will directly affect the Company’s reported earnings for the period in which the change in accrual is made.

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

Because the Company anticipates that its actual liability for existing and anticipated claims will exceed the Company’s limited professional liability insurance coverage, the Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $43.8 million as of March 31, 2004. Such liabilities include estimates of legal costs. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof.

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

While each quarterly adjustment to the recorded liability for professional liability claims affects reported income, these changes do not directly affect the Company’s cash position because the accrual for these liabilities is not funded. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof. In the event a significant judgment is entered against the Company in one or more of these legal actions in which there is no or insufficient professional liability insurance, the Company anticipates that payment of the judgment amounts would require cash resources that would be in excess of the Company’s available cash or other resources. Any such judgment could have a material adverse impact on the Company’s financial position and cash flows.

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

Insurance

Professional Liability and Other Liability Insurance-

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

Due to the Company’s past claims experience and increasing cost of claims throughout the long-term care industry, the premiums paid by the Company for professional liability and other liability insurance to cover future periods exceeds the coverage purchased so that it costs more than $1 to purchase $1 of insurance coverage. For this reason, effective March 9, 2001, the Company has purchased professional liability insurance coverage for its United States nursing homes and assisted living facilities that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. As a result, the Company is effectively self-insured and expects to remain so for the foreseeable future.

The Company has essentially exhausted all general and professional liability insurance available for claims first made during the period from March 9, 2001 through March 9, 2003. For claims made during the period from March 10, 2003 through March 9, 2004, the Company maintains insurance with coverage limits of $250,000 per medical incident and total aggregate policy coverage limits of $1,000,000. The Company is self-insured for the first $25,000 per occurrence with no aggregate limit. As of March 31, 2004, payments already made by the insurance carrier for this policy year have reduced the remaining aggregate coverage amount. For claims made during the period from March 10, 2004 through March 9, 2005, the Company maintains insurance with coverage limits of $250,000 per medical incident and total aggregate policy coverage limits of $500,000. The Company is self-insured for the first $25,000 per occurrence with no aggregate limit.

For claims made during the period March 9, 2000 through March 9, 2001, the Company is self-insured for the first $500,000 per occurrence with no aggregate limit for the Company’s United States nursing homes. The policy has coverage limits of $1,000,000 per occurrence, $3,000,000 per location and $12,000,000 in the aggregate. The Company also maintains umbrella coverage of

$15,000,000 in the aggregate for claims made during this period. As of March 31, 2004, payments already made by the insurance carrier for this policy year have reduced the remaining aggregate coverage amount.

Prior to March 9, 2000, the Company was insured on an occurrence basis. For the policy period January 1, 1998 through February 1, 1999 and for the policy period February 1, 1999 through March 9, 2000, the Company had insurance, including excess liability coverage, in the total amount of $50,000,000 per policy. As of March 31, 2004, payments already made by the insurance carriers for these policy years have significantly reduced the remaining aggregate coverage amount in each of the policy periods, but coverage has not been exhausted in either policy period.

Effective October 1, 2001, the Company’s United States assisted living properties were added to the Company’s insurance program for United States nursing home properties and are covered under the same policies as the Company’s nursing facilities. Prior to October 1, 2001, the Company’s United States assisted living facilities maintained occurrence based insurance and a $15,000,000 aggregate umbrella liability policy. As of March 31, 2004, payments already made by the insurance carriers have significantly reduced the remaining aggregate coverage, but coverage has not been exhausted.

In Canada, the Company’s professional liability claims experience and associated costs have been dramatically less than that in the United States. The Canadian facilities owned or leased by the Company are self-insured for the first $4,000 ($5,000 Canadian) per occurrence. The Company’s aggregate primary coverage limit with respect to Canadian operations is $1,530,000 ($2,000,000 Canadian). The Company also maintains a $3,824,000 ($5,000,000 Canadian) aggregate umbrella policy for claims in excess of the foregoing limits for these facilities. The Company sold its Canadian operations on May 11, 2004.

Even for insured claims, the payment of professional liability claims by the Company’s insurance carriers is dependent upon the financial solvency of the individual carriers. The Company is aware that two of its insurance carriers providing coverage for prior years’ claims have either been declared insolvent or are currently under rehabilitation proceedings.

Reserve for Estimated Self-Insured Professional Liability Claims-

Because the Company anticipates that its actual liability for existing and anticipated claims will exceed the Company’s limited professional liability insurance coverage, the Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $43.8 million as of March 31, 2004. Such liabilities include estimates of legal costs. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof.

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

While each quarterly adjustment to the recorded liability for professional liability claims affects reported income, these changes do not directly affect the Company’s cash position because the accrual for these liabilities is not funded. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof. In the event a significant judgment is entered against the Company in one or more legal actions in which there is no or insufficient professional liability insurance, the Company anticipates that payment of the judgment amounts would require cash resources that would be in excess of the Company’s available cash or other resources. Any such judgment could have a material adverse impact on the Company’s financial position and cash flows.

Other Insurance-

With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. Prior to that time, the Company was self-insured for the first $250,000, on a per claim basis, for workers’ compensation claims in a majority of its United States nursing facilities. However, the insurance carrier providing coverage above the Company’s self insured retention has been declared insolvent by the applicable state insurance agency. As a result, the Company is completely self-insured for workers compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. For the policy period July 1, 2002 through June 30, 2003, the Company entered into a “high deductible” workers compensation insurance program covering the majority of the Company’s United States employees. Under the high deductible policy, the Company is self insured for the first $25,000 per claim, subject to an aggregate maximum of out of pocket cost of $1.6 million, for the 12 month policy period. The Company has a letter of credit of $0.8 million securing its self insurance obligations under this program. The letter of credit is secured by a certificate of deposit of $0.8 million, which is reflected as “restricted cash” in the accompanying balance sheet. The reserve for the high deductible policy is based on known claims incurred and an estimate of incurred but not reported claims determined by an analysis of historical claims incurred. Effective June 30, 2003, the Company entered into a new workers compensation insurance program that provides coverage for claims incurred with premium adjustments depending on incurred losses. Policy expense under this workers compensation policy may be increased or decreased from the level of initial premium payments by up to approximately $1.2 million depending upon the amount of claims incurred during the policy period. The Company has accounted for premium expense under this policy based on its estimate of the level of claims expected to be incurred, and has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate. The liability recorded by the Company for the self-insured obligations under these plans is $1.1 million as of March 31, 2004. Any adjustments of future premiums for workers compensation policies and differences between actual settlements and reserves for self-insured obligations are included in expense in the period finalized.

The Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $1.6 million at March 31, 2004. The differences between actual settlements and reserves are included in expense in the period finalized.

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

A 2003 fire at a skilled nursing facility in Tennessee with which the Company had no connection has caused legislators and others to focus on existing fire codes. In some instances these codes do not require that sprinklers be installed in all nursing facilities. Certain of the Company’s facilities do not have sprinkler systems. The Company believes that these facilities comply with existing fire codes. While the Company works to comply with all applicable codes and to ensure that all mechanical systems are working properly, a fire or a failure of such systems at one or more of the Company’s facilities, or changes in applicable safety codes or in the requirements for such systems, could have a material adverse impact on the Company.

Recently, government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of fraud and abuse statutes and regulations. Violations of these laws and regulations could result in exclusion from government health care programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time. The Company is currently subject to certain ongoing investigations, as described in Part II. Other Information – Item 1. Legal Proceedings. There can be no assurance that the Company will not be subject to other investigations or allegations concerning possible violations by health care providers of fraud and abuse statutes and regulations.

Contractual Obligations and Commercial Commitments

The Company has certain contractual obligations of continuing operations as of March 31, 2004, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

		Less than 1	1 to 3	4 to 5	After
Contractual Obligations	Total	year	Years	Years	5 Years
Long-Term Debt	$10,028	$189	$8,139	$1,700	$0
Short-Term Debt	$41,736	$41,736	$0	$0	$0
Series B Preferred Stock	$4,207	$0	$0	$4,207	$0
Operating Leases	$240,990	$14,780	$27,039	$26,992	$172,179
Professional liability settlements	$2,293	$1,910	$383	$0	$0

The amounts reflected above for professional liability settlements represent the Company’s obligation for future payments committed under judgments and settlement agreements. These amounts are a component of the total liability for self-insurance reserves in the accompanying consolidated balance sheet, which also includes estimated liabilities for claims not yet settled.

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

Results of Operations

The following tables present the unaudited interim statements of operations and related data for the three months ended March 31, 2004 and 2003:

	Three Months Ended
	March 31,
(in thousands)	2004	2003	Change	%
REVENUES:
Patient revenues	$48,527	$39,716	$8,811	22.2%
Resident revenues	2,947	3,398	(451)	(13.3)
Other income	—	81	(81)	(100.0)
Interest	5	13	(8)	(61.5)

Net revenues	51,479	43,208	8,271	19.1

EXPENSES:
Operating	38,210	38,498	(288)	(0.7)
Lease	3,863	3,531	332	9.4
General and administrative	3,053	2,655	398	15.0
Interest	765	789	(24)	(3.0)
Depreciation and amortization	1,264	1,232	32	2.6

Total expenses	47,155	46,705	450	1.0

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	4,324	(3,497)	7,821	223.6
PROVISION FOR INCOME TAX	32	15	17	113.3

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$4,292	$(3,512)	$7,804	222.2%

	Three Months Ended
	March 31,
Percentage of Net Revenues	2004	2003
REVENUES:
Patient revenues	94.3%	91.9%
Resident revenues	5.7	7.9
Other income	—	0.2
Interest	—	—

Net revenues	100.0	100.0

EXPENSES:
Operating	74.2	89.1
Lease	7.5	8.2
General and administrative	5.9	6.1
Interest	1.5	1.8
Depreciation and amortization	2.5	2.9

Total expenses	91.6	108.1

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	8.4	(8.1)
PROVISION FOR INCOME TAXES	0.1	—

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	8.3%	(8.1)%

Three Months Ended March 31, 2004 Compared With Three Months Ended March 31, 2003

The following discussion is significantly impacted by the termination of a lease for one assisted living facility during 2003 and the closure of another assisted living facility in 2003 and the initiation of leases for four Florida nursing homes in 2003, as discussed in the overview at the beginning of Management’s Discussion and Analysis of Financial Condition and Results of Operations. As also noted in the overview, the Company sold DCMS, its Canadian subsidiary, on May 11, 2004, and the consolidated financial statements of the Company have been reclassified to present DCMS as a discontinued operation. Accordingly, the revenue, expenses, assets, liabilities and cash flows of DCMS have been reported separately, and the discussion below addresses principally the results of the Company’s continuing operations.

Revenues. Net revenues increased to $51.5 million in 2004 from $43.2 million in 2003, an increase of $8.3 million, or 19.1%. Patient revenues increased to $48.5 million in 2004 from $39.7 million in 2003, an increase of $8.8 million, or 22.2%. The increase in patient revenues is due to the new lease for four Florida nursing homes, increased Medicare utilization, Medicare rate increases that were effective October 1, 2003 and increased Medicaid rates in certain states, partially offset by a 0.4% decline in census in the United States in 2004 as compared to 2003. As a percentage of total census in the United States, Medicare days increased to 12.9% in 2004 from 11.4% in 2003. Medicare revenues were 29.5% of patient revenue in 2004 and 26.1% in 2003, while Medicaid and similar programs were 58.2% in 2004 compared to 61.7% in 2003.

Resident revenues decreased to $2.9 million in 2004 from $3.4 million in 2003, a decrease of $0.5 million, or 13.3%. This decline is primarily attributable to the termination of a lease for one assisted living facility during 2003 and the closure of another assisted living facility in 2003.

Ancillary service revenues, prior to contractual allowances, increased to $9.9 million in 2004 from $7.2 million in 2003, an increase of $2.7 million, or 37.0%. The increase is primarily attributable to increased Medicare census and the new lease for four Florida nursing homes. Certain per person annual Medicare reimbursement limits on therapy services were implemented for approximately three months in late 2003, but were subsequently suspended until December 31, 2005. The limits impose a $1,590 per patient annual ceiling on physical, speech and occupational therapy services. While the Company is unable to quantify the impact that these limitations will have, it is expected that the reimbursement limitations, if not suspended further, will significantly reduce therapy revenues, and negatively impact the Company’s operating results and cash flows.

Operating Expense. Operating expense decreased to $38.2 million in 2004 from $38.5 million in 2003, a decrease of $0.3 million, or 0.7%. As a percentage of patient and resident revenues, operating expense decreased to 74.2% in 2004 from 89.3% in 2003. The decrease in operating expense is primarily attributable to a decrease in the accrual for professional liability claims, as discussed below. Partially offsetting this decrease are the operating costs of the four new leased Florida nursing homes and cost increases related to wages and benefits.

The largest component of operating expenses is wages, which increased to $23.3 million in 2004 from $19.4 million in 2003, an increase of $3.9 million, or 20.2%. This increase is primarily attributable to costs of the four new leased Florida nursing homes and an increase in wages as a result of competitive labor markets in most of the areas in which the Company operates. Partially offsetting this increase, the Company experienced a decrease in wages as a result of reduced costs associated with reduced Medicaid census, the termination of a lease for one assisted living facility during 2003 and the closure of another assisted living facility in 2003.

During the three months ended March 31, 2004, the Company reduced its accrual for self-insured professional liability risks associated with the settlement of certain professional liability claims to $43.8 million, down from $47.2 million at December 31, 2003. A $7.3 million downward adjustment in the liability resulting from the quarterly actuarial valuation was partially offset by the provision for current liability claims recorded during the first quarter of 2004. The reduction was primarily the result of the effects of settlements of certain claims for amounts less than previously estimated. These self-insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Professional liability costs include cash and non-cash charges recorded based on current actuarial reviews. The actuarial reviews include estimates of known claims and an estimate of claims that may have occurred, but have not yet been reported to the Company.

Lease Expense. Lease expense increased to $3.9 million in 2004 from $3.5 million in 2003, an increase of $0.4 million, or 9.4%. The increase in lease expense is primarily attributable to the additional rent for the new Florida leased facilities, partially offset by rent decreases resulting from the termination of a lease on an assisted living facility in 2003.

General and Administrative Expense. General and administrative expense increased to $3.1 million in 2004 from $2.7 million in 2003, an increase of $0.4 million, or 15.0%. The increase is primarily due to increased compensation costs.

Interest Expense. Interest expense was approximately $0.8 million in both 2004 and 2003.

Depreciation and Amortization. Depreciation and amortization expenses increased to $1.3 million in 2004 from $1.2 million in 2003, an increase of $32,000 or 2.6%. The increase is due to capital expenditures.

Income (loss) from Continuing Operations before Income Taxes; Income (loss) from Continuing Operations Per Common Share. As a result of the above, continuing operations reported income before income taxes of $4.3 million in 2004 compared to a loss before income taxes of $3.5 million in 2003. The provision for income taxes was $32,000 in 2004, compared to $15,000 in 2003. The Company’s effective tax rate differs materially from the statutory rate mainly due to changes in the Company’s valuation allowance for net deferred tax assets. The basic and diluted income per share from continuing operations were $0.76 and $0.65, respectively, in 2004, as compared to a basic and diluted loss per share from continuing operations of $0.65 each in 2003.

Income from Discontinued Operations. As discussed in the overview at the start of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company sold its Canadian subsidiary on May 11, 2004, and this subsidiary has been presented as discontinued operations for all periods presented in the Company’s consolidated financial statements. Accordingly, the revenue, expenses, assets, liabilities and cash flows of DCMS have been reported separately. The income from discontinued operations was approximately $0.4 million in 2004 and 2003.

Liquidity and Capital Resources

At March 31, 2004, the Company had negative working capital of $52.0 million and a current ratio of 0.38, compared with negative working capital of $53.3 million and a current ratio of 0.37 at December 31, 2003. The Company has incurred losses during 2003, 2002, and 2001 and has limited resources available to meet its operating, capital expenditure and debt service requirements during 2004.

Certain of the Company’s debt agreements contain various financial covenants, the most restrictive of which relate to current ratio requirements, tangible net worth, cash flow, net income (loss), required insurance coverages, and limits on the payment of dividends to shareholders. As of March 31, 2004, the Company was not in compliance with certain of the financial covenants contained in the Company’s debt and lease agreements. The Company has not obtained waivers of the non-compliance. Cross-default or material adverse change provisions contained in the debt agreements allow the holders of substantially all of the Company’s debt to demand immediate repayment. The Company would not be able to repay this indebtedness if the applicable lenders demanded repayment. Although the Company does not anticipate that such demand will be made, the continued forbearance on the part of the Company’s lenders cannot be assured at this time. Given that events of default exist under the Company’s working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances.

As of March 31, 2004, the Company has $41.9 million of scheduled debt maturities that must be repaid or refinanced during the next twelve months. As a result of these maturities, covenant non-compliance and other cross-default provisions, the Company has classified a total of $51.8 million of debt as current liabilities as of March 31, 2004.

In April 2004, the Company entered into an agreement to extend the maturities of certain borrowings from a commercial finance company with an outstanding balance of $3.3 million at March 31, 2004. The new agreement extended the maturities of these borrowings from March 31, 2004 to April 1, 2005.

In April 2004, the Company entered into an agreement to extend the maturities of certain borrowings from a bank lender, including the Company’s working capital line of credit, that have an aggregate outstanding balance of $13.4 million at March 31, 2004. The new agreement extended the maturities of this indebtedness from April 16, 2004 to July 16, 2004.

The existing events of default under the Company’s debt agreements could lead to actions by the lenders that could result in an event of default under the Company’s lease agreements covering a majority of its United States nursing facilities. Should such a default occur in the related lease agreements, the lessor would have the right to terminate the lease agreements and assume operating rights with respect to the leased properties. The net book value of property and equipment, including leasehold improvements, related to these facilities total approximately $3.9 million as of March 31, 2004. A default in these lease agreements would also give the holder of the Series B Redeemable Convertible Preferred Stock the right to require the Company to redeem those shares.

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

As of March 31, 2004, the Company had no borrowings under its working capital line of credit. During the twelve months ending March 31, 2004, average monthly borrowings under the working capital line of credit were as high as $824,000. The total maximum outstanding balance of the working capital line of credit, including letters of credit outstanding, is $2.5 million. There are certain limitations based on borrowing base restrictions. As of March 31, 2004 the Company had $200,000 of letters of credit outstanding with the same bank lender, which further reduce the maximum available amount outstanding under the working capital line of credit. As of March 31, 2004, the Company had total additional borrowing availability of $2.3 million under its working capital line of credit. The working capital line of credit matures in July 2004 with interest at either LIBOR plus 2.50% or the bank’s prime rate plus .50% (up to a maximum of 9.50%). Given the Company’s default under its credit facility, no assurance can be given that the bank will allow the Company to draw under its working capital line of credit. At a minimum, the Company’s cash requirements during 2004 include funding operations (including potential payments related to professional liability claims and other legal actions), capital expenditures, scheduled debt service, and working capital requirements. No assurance can be given that the Company will have sufficient cash to meet these requirements.

The Company has numerous pending liability claims, disputes and legal actions for professional liability and other related issues. The Company has limited, and sometimes no, professional liability insurance with respect to many of these claims. In the event a significant judgment is entered against the Company in one or more of these legal actions in which there is no or insufficient professional liability insurance, the Company does not anticipate that it will have the ability to pay such a judgment or judgments. As of March 31, 2004, future committed settlements total $1.9 million over the next twelve months, and $2.3 million in total. Additionally, payments made or due in connection with settlement of disputed claims could have a material adverse impact on the Company’s ability to meet its obligations as they become due.

Net cash provided by operating activities of continuing operations totaled $1.5 million and $48,000 in 2004 and 2003, respectively. These amounts primarily represent the cash flows from net operations plus changes in non-cash components of operations and by working capital changes. Discontinued operations provided cash of $470,000 in 2004.

Net cash used in investing activities totaled $268,000 and $833,000 in 2004 and 2003, respectively. These amounts primarily represent purchases of property plant and equipment. The Company has used between $2.7 million and $3.5 million for capital expenditures in the three calendar years ending December 31, 2003. Substantially all such expenditures were for facility improvements and equipment, which were financed principally through working capital. For the year ending December 31, 2004, the Company anticipates that capital expenditures for improvements and equipment for its existing facility operations will be approximately $4.0 million.

Net cash used in financing activities totaled $740,000 and $461,000 in 2004 and 2003, respectively. The net cash used in financing activities primarily represents net repayments of debt.

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

Accounts receivable of continuing operations attributable to the provision of patient and resident services at March 31, 2004 and December 31, 2003 totaled $17.9 million and $17.7 million, respectively, representing approximately 32 and 30 days in accounts receivable, respectively. The allowance for bad debt was $2.0 million and $1.8 million at March 31, 2004 and December 31, 2003, respectively.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 was adopted by the Company effective March 31, 2004. The Company does not have an interest in any variable interest entities and the adoption of this interpretation did not have a material effect on the Company’s financial position or results of operations.

Forward-Looking Statements

The foregoing discussion and analysis provides information deemed by Management to be relevant to an assessment and understanding of the Company’s consolidated results of operations and its financial condition. This discussion and analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Certain statements made by or on behalf of the Company, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties including, but not limited to, changes in governmental reimbursement, government regulation and health care reforms, the increased cost of borrowing under the Company’s credit agreements, covenant waivers from the Company’s lenders, possible amendments to the Company’s credit agreements, ability to control ultimate professional liability costs, the impact of future licensing surveys, changing economic conditions as well as others. Investors also should refer to the risks identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as risks identified in the Company’s Form 10-K for the year ended December 31, 2003 for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, the Company can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, cautions investors not to place undue reliance on them. Actual results may differ materially from those described in such forward-looking statements. Such cautionary statements identify important factors that could cause the Company’s actual results to materially differ from those projected in forward-looking statements. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The chief market risk factor affecting the financial condition and operating results of the Company is interest rate risk. As of March 31, 2004, the Company’s continuing operations had outstanding borrowings of approximately $51.8 million including $15.6 million in fixed-rate borrowings and $36.2 million in variable-rate borrowings. In the event that interest rates were to change 1%, the impact on future cash flows would be approximately $362,000 annually, representing the impact of increased interest expense on variable rate debt.

The Company receives revenues and incurs expenses in Canadian dollars with respect to Canadian management activities and operations of the Company’s eight Canadian retirement facilities (three of which are owned) and two owned Canadian nursing homes. The Company believes that its exposure to market risk related to changes in foreign currency exchange rates and trade accounts receivable and accounts payable is not material. As discussed in the overview at the start of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company sold its Canadian subsidiary in a transaction that was completed on May 11, 2004.

ITEM 4. CONTROLS AND PROCEDURES

The Company, with the participation of its principal executive and financial officers has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2004. Based on this evaluation, the principal executive and financial officers have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal control over financial reporting that has occurred during the Company’s fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

As of March 31, 2004, the Company is engaged in 36 professional liability lawsuits, including 12, 9, and 4 in the states of Florida, Arkansas and Texas, respectively. Several of these matters are scheduled for trial in 2004. The ultimate results of these or any other of the Company’s professional liability claims and disputes cannot be predicted. The Company has limited, and sometimes no, professional liability insurance with regard to most of these claims. In the event a significant judgment is entered against the Company in one or more of these legal actions in which there is no or insufficient professional liability insurance, the Company would not have available cash resources to satisfy the judgment. Further, settlement of these and other cases may require cash resources that would be in excess of the Company’s available cash or other resources. These potential future payments, whether of a judgment or in settlement of a disputed claim, could have a material adverse impact on the Company’s financial position and cash flows.

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

The Company is in a dispute with the owner of an assisted living facility in which the Company terminated the lease. This dispute is the subject of an arbitration hearing scheduled for June 2004. The Company asserts that it was entitled to terminate the lease as a result of the landlord’s failure to correct construction defects at the facility and for the landlord’s other breaches of the lease agreement. The Company seeks return of its $285,000 security deposit, cancellation of a $200,000 letter of credit as well as payment for personal property and equipment and accounts receivable collected and retained by the landlord. The landlord has asserted claims against the Company for unpaid rents, taxes and operating losses in excess of $1.3 million. The Company has accrued for the estimated costs associated with this matter. However, the results of this matter cannot be predicted, and an adverse result could have a material adverse impact on the Company’s financial condition, cash flows or results of operations.

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

The Commonwealth of Kentucky has notified the Company that it believes the Commonwealth has overpaid for certain ancillary services provided at facilities currently operated in Kentucky. The overpayments sought by the Commonwealth relate to operations during the period from June 30, 1991 to December 31, 1995. The Company began managing these facilities in December 1994 and became lessee in September 1995. Of the approximately $803,000 claimed overpayment, approximately $788,000 relates to periods prior to the time the Company managed such facilities. The Company is currently disputing its obligation to repay these amounts to the Commonwealth of Kentucky, but no assurances can be given that these efforts will be successful. If the Company’s efforts are unsuccessful, the Commonwealth may be entitled to recoup these sums from the Company.

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

(b) Reports on Form 8-K:

Form 8-K filed on February 20, 2004 for a press release announcing complaints filed against the Company involving five of the Company’s nursing homes located in Arkansas.

Form 8-K filed on March 22, 2004 for a press release reporting the Company’s results of operations for the fiscal year and quarter ending December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVOCAT INC.
May 14, 2004
	By:	/s/William R. Council, III

William R. Council, III
President and Chief Executive Officer, Principal Executive Officer and An Officer Duly Authorized to Sign on Behalf of the Registrant

By:	/s/L. Glynn Riddle, Jr.

L. Glynn Riddle, Jr.
Vice President and Chief Financial Officer, Secretary Principal Accounting Officer and An Officer Duly Authorized to Sign on Behalf of the Registrant

Exhibit
Number	Description of Exhibits
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-76150 on Form S-1)

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 33-76150 on Form S-1)

3.3	Amendment to Certificate of Incorporation dated March 23, 1995 (incorporated by reference to Exhibit A of Exhibit 1 to the Company’s Form 8-A filed March 30, 1995)

3.4	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.4 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company’s Registration Statement No. 33-76150 on Form S-1)

4.2	Amended and Restated Rights Agreement dated as of December 7, 1998 (incorporated by reference to Exhibit 1 to Form 8-A/A filed December 7, 1998)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).