Form 10-Q
period 2004-09-30
ADVOCAT INC
filed 2004-11-12
CIK 919956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

CHECK ONE:

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2004

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

5,695,287

(Outstanding shares of the issuer’s common stock as of November 8, 2004)

Part I. FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
INTERIM CONSOLIDATED BALANCE SHEETS
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
ITEM 4. CONTROLS AND PROCEDURES
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
Ex-10.1 Sixth Amendment to Renewal Promissory Note
Ex-10.2 Fifth Amendment to Reduced and Modified Renewel Revolving Promissory Note
Ex-10.3 Sixth Amendment to Renewal Promissory Note (the "Overline Facility")
EX-31.1 Section 302 Certification of the CEO
EX-31.2 Section 302 Certification of the CFO
EX-32 Section 906 Certification of the CEO & CFO

Part I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ADVOCAT INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2004	2003
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$6,045	$4,817
Restricted cash	800	1,252
Receivables, less allowance for doubtful accounts of $1,824 and $1,799, respectively	14,865	15,960
Current portion of note receivable	451	—
Inventories	505	518
Prepaid expenses and other current assets	3,985	2,968
Discontinued operations	—	6,257

Total current assets	26,651	31,772

PROPERTY AND EQUIPMENT, at cost	83,804	82,016
Less accumulated depreciation	(39,682)	(36,043)
Discontinued operations, net	—	11,927

Property and equipment, net	44,122	57,900

OTHER ASSETS:
Note receivable, net of current portion	4,852	—
Deferred financing and other costs, net	90	411
Deferred lease costs, net	1,272	1,542
Other assets	956	941
Discontinued operations	—	2,368

Total other assets	7,170	5,262

	$77,943	$94,934

(Continued)

ADVOCAT INC.

INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(continued)

	September 30,	December 31,
	2004	2003
	(unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt	$9,146	$10,196
Current portion of settlement promissory notes	1,521	—
Short-term debt	36,358	42,348
Trade accounts payable	4,029	8,507
Accrued expenses:
Payroll and employee benefits	7,016	4,806
Interest	737	651
Current portion of self-insurance reserves	10,311	11,910
Other current liabilities	3,512	4,013
Discontinued operations	—	3,062

Total current liabilities	72,630	85,493

NONCURRENT LIABILITIES:
Long-term debt, less current portion	219	—
Settlement promissory notes, less current portion	1,149	—
Self-insurance reserves, less current portion	32,740	37,614
Other noncurrent liabilities	4,509	4,096
Discontinued operations	—	6,355

Total noncurrent liabilities	38,617	48,065

COMMITMENTS AND CONTINGENCIES
SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK
Authorized 600,000 shares, $.10 par value, 393,658 shares issued and outstanding at redemption value	4,356	4,135

SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred stock, authorized 400,000 shares, $.10 par value, none issued and outstanding	—	—
Common stock, authorized 20,000,000 shares, $.01 par value, 5,695,000 and 5,493,000 shares issued and outstanding, respectively	57	55
Paid-in capital	15,975	15,908
Accumulated deficit	(53,692)	(60,417)
Cumulative translation adjustment	—	1,695

Total shareholders’ deficit	(37,660)	(42,759)

	$77,943	$94,934

The accompanying notes are an integral part of these interim consolidated balance sheets.

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended September 30,
	2004	2003
REVENUES:
Patient revenues, net	$51,524	$48,034
Resident revenues	3,115	2,899
Other income	303	—
Interest	111	10

Net revenues	55,053	50,943

EXPENSES:
Operating	43,212	41,695
Lease	3,902	3,863
Professional liability	2,862	3,656
General and administrative	3,396	3,095
Interest	758	755
Depreciation and amortization	1,182	1,232

Total expenses	55,312	54,296

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(259)	(3,353)
PROVISION FOR INCOME TAXES	32	—

NET LOSS FROM CONTINUING OPERATIONS	(291)	(3,353)

INCOME FROM DISCONTINUED OPERATIONS:
Operating income, net of taxes of $0 and $150, respectively	—	572
Gain on sale, net of taxes of $30 and $0, respectively	77	—

Net income from discontinued operations	77	572

NET LOSS	(214)	(2,781)
PREFERRED STOCK DIVIDENDS, ACCRUED BUT NOT PAID	75	70

NET LOSS FOR COMMON STOCK	$(289)	$(2,851)

NET INCOME (LOSS) PER COMMON SHARE:
Per common share – basic
Loss from continuing operations	$(0.06)	$(0.62)
Income from discontinued operations	0.01	0.10

	$(0.05)	$(0.52)

Per common share – diluted
Loss from continuing operations	$(0.06)	$(0.62)
Income from discontinued operations	0.01	0.10

	$(0.05)	$(0.52)

WEIGHTED AVERAGE SHARES:
Basic	5,695	5,493

Diluted	5,695	5,493

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Nine Months Ended September 30,
	2004	2003
REVENUES:
Patient revenues, net	$148,938	$133,545
Resident revenues	9,162	9,534
Other income	496	82
Interest	155	40

Net revenues	158,751	143,201

EXPENSES:
Operating	125,455	115,626
Lease	11,638	11,294
Professional liability	(1,101)	16,461
General and administrative	9,316	8,676
Interest	2,280	2,273
Depreciation and amortization	3,688	3,671
Asset impairment and other charges	984	364

Total expenses	152,260	158,365

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	6,491	(15,164)
PROVISION FOR INCOME TAXES	186	15

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	6,305	(15,179)

INCOME FROM DISCONTINUED OPERATIONS:
Operating income, net of taxes of $150 and $410, respectively	482	1,488
Gain on sale, net of taxes of $424 and $0, respectively	159	—

Net income from discontinued operations	641	1,488

NET INCOME (LOSS)	6,946	(13,691)
PREFERRED STOCK DIVIDENDS, ACCRUED BUT NOT PAID	221	206

NET INCOME (LOSS) FOR COMMON STOCK	$6,725	$(13,897)

NET INCOME (LOSS) PER COMMON SHARE:
Per common share – basic
Income (loss) from continuing operations	$1.08	$(2.80)
Income from discontinued operations	0.11	0.27

	$1.19	$(2.53)

Per common share – diluted
Income (loss) from continuing operations	$0.98	$(2.80)
Income from discontinued operations	0.10	0.27

	$1.08	$(2.53)

WEIGHTED AVERAGE SHARES:
Basic	5,647	5,493

Diluted	6,407	5,493

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands and unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
NET INCOME (LOSS) FOR COMMON STOCK	$(289)	$(2,851)	$6,725	$(13,897)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	—	(72)	(2,685)	2,969
Income tax (provision) benefit	—	26	990	(1,066)

	—	(46)	(1,695)	1,903

COMPREHENSIVE INCOME (LOSS)	$(289)	$(2,897)	$5,030	$(11,994)

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,946	$(13,691)
Income from discontinued operations	641	1,488

Net income (loss) from continuing operations	6,305	(15,179)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation	3,688	3,671
Provision for doubtful accounts	1,262	1,378
Provision for self-insured professional liability, net of benefit from reduction in related accrual	(1,675)	15,651
Payment of professional liability costs	(2,145)	(2,055)
Amortization of deferred balances	272	242
Provision for leases in excess of cash payments	417	676
Asset impairment and other charges	984	20
Income from foreign currency translation	(496)	—
Imputed interest income	(125)	—
Changes in other assets and liabilities affecting operating activities:
Receivables, net	(167)	(2,718)
Inventories	(14)	(50)
Prepaid expenses and other assets	(1,042)	(1,290)
Trade accounts payable and accrued expenses	(2,425)	2,138

Net cash provided by continuing operations	4,839	2,484
Net cash provided by discontinued operations	499	—

Net cash provided by operating activities	5,338	2,484

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,497)	(2,629)
Proceeds from sale of discontinued operations	5,170	—
Proceeds from sale of property	—	179
Decrease in restricted cash deposits	452	—
Other deferred balances	—	(215)

Net cash provided by (used in) investing activities	3,125	(2,665)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(6,224)	(1,943)
Net repayment of lines of credit	(1,072)	—
Proceeds from exercise of stock options	69	—
Financing costs	(8)	(16)

Net cash used in financing activities	(7,235)	(1,959)

(Continued)

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)
(continued)

	Nine Months Ended September 30,
	2004	2003
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$1,228	$(2,140)
CASH AND CASH EQUIVALENTS, beginning of period	4,817	3,847

CASH AND CASH EQUIVALENTS, end of period	$6,045	$1,707

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$2,054	$2,007

Cash payments of income taxes, net	$60	$—

NON-CASH TRANSACTIONS:

During the nine month periods ended September 30, 2004 and 2003, the Company accrued, but did not pay, Preferred Stock dividends of $221,000 and $206,000, respectively.

During 2004, promissory notes totaling $3,331,000 were issued in connection with the settlement of certain professional liability claims and other disputes, with terms requiring monthly payments through February 2007.

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003

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

As part of continuing operations at September 30, 2004, the Company operates 62 facilities, consisting of 48 nursing homes with 5,108 licensed beds and 14 assisted living facilities with 987 units. As of September 30, 2004, the Company owns 10 nursing homes and leases 38 others. Additionally, the Company owns 12 assisted living facilities and leases 2 others.

The Company leases three nursing homes in Texas under a lease that expired in April 2004. Since the expiration of the lease, the Company has operated under the lease on a month to month basis. The owner of the properties has notified the Company that it intends to sell these properties. Following the sale, the Company will terminate its operations in these facilities and cooperate in an orderly transition to the new owner.

In October 2004, the Company sold an assisted living facility in North Carolina that had been closed in 2003. The net proceeds were approximately $60,000 and there was no material gain or loss resulting from the sale.

In November 2004, the Company sold certain assets of its medical supply business, Advocat Distribution Services. The initial purchase price was $225,000, with additional consideration based on the results of operations of the business over the two years following the sale. No material gain or loss is expected from the initial proceeds. Any additional consideration received in the future under the terms of the agreement will be recorded when determined.

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

Since the implementation of the Balanced Budget Act of 1997, the long-term health care environment has undergone substantial change with regard to reimbursement and other payor sources, compliance regulations, competition among other health care providers and relevant patient liability issues. The Company continually monitors these industry developments as well as other factors that affect its business. See Item 2 for further discussion of recent changes in the long-term health care industry and the related impact on the operations of the Company.

2. BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The interim consolidated financial statements for the three and nine month periods ended September 30, 2004 and 2003, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all adjustments necessary to present fairly the Company’s financial position at September 30, 2004 and the results of operations for the three and nine month periods ended September 30, 2004 and 2003, and the cash flows for the three and nine month periods ended September 30, 2004 and 2003.

The results of operations for the three and nine month periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

The accompanying consolidated financial statements have been prepared assuming that Advocat will continue as a going concern. Although the Company reported a profit for the nine month period ended September 30, 2004, the profit primarily resulted from non-cash expense reductions caused by downward adjustments in the Company’s accrual for self-insured risks associated with professional liability claims, as discussed in Note 3 below. The Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $43.4 million as of September 30, 2004. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof. The Company incurred operating losses in each of the three years in the period ended December 31, 2003, and has limited resources available to meet its operating, capital expenditure and debt service requirements during 2004 and beyond. The Company has a net working capital deficit of $46.0 million as of September 30, 2004. The Company has $38.2 million of scheduled debt maturities (including short term debt and current portions of long term debt) during the next twelve months.

Effective March 9, 2001, the Company obtained professional liability insurance coverage that, based on historical claims experience, is estimated to be substantially less than the claims that could be incurred during the policy years 2001 through 2004 and is less than the coverage required by certain of the Company’s debt and lease agreements. The ultimate payments on professional liability claims accrued as of September 30, 2004, or other claims that could be incurred during 2004 could require in the future cash resources that would be in excess of the Company’s available cash or other resources.

The Company is also not in compliance with certain lease and debt agreements, including financial covenants, insurance requirements and other obligations, that allow the Company’s primary lessor certain rights as discussed below and allows the holders of substantially all of the Company’s debt to demand immediate repayment. Although the Company does not anticipate that such demands will be made, the continued forbearance on the part of the Company’s lenders cannot be assured. If the Company’s lenders force immediate repayment, the Company would not be able to repay the related debt outstanding. Accordingly, the Company has classified the related debt principal amounts as current liabilities in the accompanying consolidated financial statements as of September 30, 2004. Of the total $38.2 million of matured or scheduled debt maturities (including short term debt and current portions of long term debt) during the next twelve months, the Company intends to repay approximately $3 million from cash generated from operations and will attempt to refinance the remaining balance. Given that events of default exist under the Company’s working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances. Events of default under the Company’s debt agreements could lead to additional events of default under the Company’s lease agreements covering a majority of its United States nursing facilities. A default in the related lease agreements allows the lessor the right to terminate the lease agreements and assume operating rights with respect to the leased properties. The net book value of property and equipment, including leasehold improvements, related to these facilities total approximately $4.0 million as of September 30, 2004. A default in these lease agreements also allows the holder of the Series B Redeemable Convertible Preferred Stock the right to require the Company to redeem such stock.

At a minimum, the Company’s cash requirements during 2004 and 2005 include funding operations (including settlement payments related to professional liability and other claims), capital expenditures, scheduled debt service, and working capital requirements. No assurance can be given that the Company will have sufficient cash to meet these requirements. The independent accountants’ report on the Company’s financial statements at December 31, 2003, 2002 and 2001 includes an explanatory paragraph concerning the Company’s ability to continue as a going concern.

The Company’s management has implemented a plan to enhance revenues related to the operations of the Company’s nursing homes and assisted living facilities, but the results of these efforts are uncertain. Management is focused on increasing the occupancy in its facilities through an increased emphasis on attracting and retaining patients and residents. Management is also focused on minimizing future expense increases through the elimination of excess operating costs. Management is also attempting to minimize professional liability claims in future periods by vigorously defending itself against all such claims and through the additional supervision and training of staff employees. The Company is unable to predict if it will be successful in enhancing revenues, reducing operating expenses, in negotiating waivers, amendments, or refinancings of outstanding debt, or if the Company will be able to meet any amended financial covenants in the future. Regardless of the effectiveness of management’s efforts, any demands for repayment by lenders, the inability to obtain waivers or refinance the related debt, the termination of lease agreements or entry of a final judgment in a material amount for a professional or general liability claim would have a material adverse impact on the financial position, results of operations and cash flows of the Company. If the Company is unable to generate sufficient cash flow from its operations or successfully negotiate debt or lease amendments, or is subject to a significant judgment not covered by insurance, the Company may have to explore a variety of other options, including but not limited to other sources of equity or debt financings, asset dispositions, or relief under the United States Bankruptcy Code. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

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

The Company has essentially exhausted all general and professional liability insurance available for claims first made during the period from March 9, 2001 through March 9, 2003. For claims made during the period from March 10, 2003 through March 9, 2004, the Company maintains insurance with coverage limits of $250,000 per medical incident and total aggregate policy coverage limits of $1,000,000. The Company is self-insured for the first $25,000 per occurrence with no aggregate limit. As of September 30, 2004, payments already made by the insurance carrier for this policy year have reduced the remaining aggregate coverage amount, and the Company has approximately $0.4 million of coverage remaining. For claims made during the period from March 10, 2004 through March 9, 2005, the Company maintains insurance with coverage limits of $250,000 per medical incident and total aggregate policy coverage limits of $500,000. The Company is self-insured for the first $25,000 per occurrence with no aggregate limit.

For claims made during the period March 9, 2000 through March 9, 2001, the Company is self-insured for the first $500,000 per occurrence with no aggregate limit for the Company’s United

States nursing homes. The policy has coverage limits of $1,000,000 per occurrence, $3,000,000 per location and $12,000,000 in the aggregate. The Company also maintains umbrella coverage of $15,000,000 in the aggregate for claims made during this period. As of September 30, 2004, payments already made by the insurance carrier for this policy year have reduced the remaining aggregate coverage amount.

Prior to March 9, 2000, the Company was insured on an occurrence basis. For the policy period January 1, 1998 through February 1, 1999 and for the policy period February 1, 1999 through March 9, 2000, the Company had insurance, including excess liability coverage, in the total amount of $50,000,000 per policy. As of September 30, 2004, payments already made by the insurance carriers for these policy years have significantly reduced the remaining aggregate coverage amount in each of the policy periods, but coverage has not been exhausted in either policy period.

Effective October 1, 2001, the Company’s United States assisted living properties were added to the Company’s insurance program for United States nursing home properties and are covered under the same policies as the Company’s nursing facilities. Prior to October 1, 2001, the Company’s United States assisted living facilities maintained occurrence based insurance and a $15,000,000 aggregate umbrella liability policy. As of September 30, 2004, payments already made by the insurance carriers have significantly reduced the remaining aggregate coverage, but coverage has not been exhausted.

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

Reserve for Estimated Self-Insured Professional Liability Claims-

Because the Company anticipates that its actual liability for existing and anticipated claims will exceed the Company’s limited professional liability insurance coverage, the Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $43.4 million as of September 30, 2004. Such liabilities include estimates of legal costs. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof.

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

In the nine month period ended September 30, 2004, the Company reported income from continuing operations of $6.3 million, primarily as a result of non-cash expense reductions of $14.8 million, caused by downward adjustments in the Company’s accrual for self-insured risks associated with professional liability claims. These adjustments were primarily the result of the effects of settlements of certain claims for amounts less than previously estimated. While each quarterly adjustment to the recorded liability for professional liability claims affects reported income, these changes do not directly affect the Company’s cash position because the accrual for these liabilities is not funded. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof. In the event a significant judgment is entered against the Company in one or more legal actions in which there is no or insufficient professional liability insurance, the Company anticipates that payment of the judgment amounts would require cash resources that would be in excess of the Company’s available cash or other resources. Any such judgment could have a material adverse impact on the Company’s financial position and cash flows.

Other Insurance-

With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. Prior to that time, the Company was self-insured for the first $250,000, on a per claim basis, for workers’ compensation claims in a majority of its United States nursing facilities. However, the insurance carrier providing coverage above the Company’s self insured retention has been declared insolvent by the applicable state insurance agency. As a result, the Company is completely self-insured for workers compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. For the policy period July 1, 2002 through June 30, 2003, the Company entered into a “high deductible” workers compensation insurance program covering the majority of the Company’s United States employees. Under the high deductible policy, the Company is self insured for the first $25,000 per claim, subject to an aggregate maximum out of pocket cost of $1.6 million, for the 12 month policy period. The Company has a letter of credit of $0.8 million securing its self insurance obligations under this program. The letter of credit is secured by a certificate of deposit of $0.8 million, which is reflected as “restricted cash” in the accompanying balance sheet. The reserve for the high deductible policy is based on known claims incurred and an estimate of incurred but not reported claims determined by an analysis of historical claims incurred. Effective June 30, 2003, and continuing for the policy year ending June 30, 2005, the Company entered into a new workers compensation insurance program that provides coverage for claims incurred with premium adjustments depending on incurred losses. Policy expense under these workers compensation policies for the years ending June 30, 2004 and 2005 may be increased or decreased from the level of initial premium payments by up to approximately $1.1 million and $2.0 million, respectively, depending upon the amount of claims incurred during the policy period. The Company has accounted for premium expense under these policies based on its estimate of the level of claims expected to be incurred, and has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate. The liability recorded by the Company for the self-insured obligations under these plans is $0.6 million as of September 30, 2004. Any adjustments of future premiums for workers compensation policies and differences between actual settlements and reserves for self-insured obligations are included in expense in the period finalized.

The Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $1.7 million at September 30, 2004. The differences between actual settlements and reserves are included in expense in the period finalized.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Foreign currency items:
Beginning balance	$—	$1,077	$1,695	$(872)
Current period change, net of income tax	—	(46)	(1,695)	1,903

Ending balance	$—	$1,031	$—	$1,031

Positive balances represent unrealized gains and negative balances represent unrealized losses.

5. STOCK-BASED COMPENSATION

SFAS No. 123, “Accounting for Stock-Based Compensation” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related Interpretations (all herein referred to as “APB No. 25”). Under APB No. 25, no compensation cost related to stock options has been recognized because all options are issued with exercise prices equal to the fair market value at the date of grant. Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s net income (loss) for common stock and net income (loss) per common share for the three and nine month periods ended September 30, 2004 and 2003 would not have differed materially from the amounts actually reported.

6. RECLASSIFICATIONS

Certain amounts in the 2003 interim financial statements have been reclassified to conform with the 2004 presentation.

7. OPERATING SEGMENT INFORMATION

The Company has two reportable segments: nursing homes and assisted living facilities. Management evaluates each of these segments independently due to the reimbursement, marketing, and regulatory differences between the segments. As discussed in Note 9, the Company sold its Canadian operations in May 2004, and reports these operations as a discontinued operation. The consolidated financial statements have been reclassified to reflect the discontinuation of these Canadian operations, which had previously been reported as a separate segment, for all periods presented.

Management evaluates performance based on income or loss from operations before income taxes not including asset impairments and other charges. The following information is derived from the Company’s segments’ internal financial statements and includes information related to the Company’s unallocated corporate revenues and expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2004	2003	2004	2003
Net revenues:
Nursing homes	$52,093	$48,194	$150,074	$134,134
Assisted living facilities	2,955	2,743	8,671	9,047
Corporate	5	6	6	20

Total	$55,053	$50,943	$158,751	$143,201

Depreciation and amortization:
Nursing homes	$805	$847	$2,504	$2,503
Assisted living facilities	362	367	1,139	1,114
Corporate	15	18	45	54

Total	$1,182	$1,232	$3,688	$3,671

Operating income (loss):
Nursing homes	$1,489	$(2,028)	$11,859	$(11,007)
Assisted living facilities	(626)	(623)	(1,771)	(1,800)
Corporate	(1,122)	(702)	(2,613)	(1,993)

Total	$(259)	$(3,353)	$7,475	$(14,800)

	September 30,	December 31,
	2004	2003
Long-lived assets:
Nursing homes	$26,425	$23,176
Assisted living facilities	24,323	24,839
Discontinued operations	—	14,295
Corporate	544	852

Total	$51,292	$63,162

Total assets:
Nursing homes	$81,670	$67,054
Assisted living facilities	24,418	25,311
Discontinued operations	—	26,049
Corporate	4,571	2,281
Eliminations	(32,716)	(25,761)

Total	$77,943	$94,934

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

The Company believes that it has reached agreement on the terms of an extension of the maturities of certain borrowings from a bank lender, including the Company’s working capital line of credit, that have an aggregate outstanding balance of $8.5 million at September 30, 2004. The proposed terms extend the maturity date of this indebtedness to January 2005 and require monthly reductions in the maximum amount outstanding under the working capital line of credit of $33,333 until the limit is reduced from $2.5 million to $2.3 million. While the Company believes it has reached agreement with the bank, the extension has not been executed as of the date of this filing.

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

The Company recorded a gain before income taxes of approximately $583,000 US, including the effects of the recognition of cumulative foreign currency translation adjustments, and has recorded foreign and domestic taxes of $424,000 related to the gain.

Net proceeds from this transaction were used to repay outstanding bank debt and related transaction costs, including US and Canadian taxes. Payments received in the future under the promissory note will also be used to repay outstanding bank debt.

In accordance with SFAS 144, DCMS has been presented as a discontinued operation for all periods presented in the Company’s consolidated financial statements. Accordingly, the revenue, expenses, assets, liabilities and cash flows of DCMS have been reported separately. The results of discontinued operations do not reflect any allocation of corporate general and administrative expense or any allocation of corporate interest expense.

10. COMMITMENTS AND CONTINGENGIES

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

During 2004, the Company recorded liabilities totaling $3.3 million for promissory notes issued in connection with the settlement of certain professional liability claims and the resolution of the dispute described above. These notes are payable in monthly installments through February 2007.

On September 8, 2004, the Company entered into a settlement agreement with the attorney General of the State of Arkansas setting forth the terms by which the Company resolved all civil claims and investigations commenced by the State of Arkansas prior to the entry of the agreement, including seven lawsuits then pending in the Circuit Court of Pulaski County, Arkansas alleging violations of the Arkansas Abuse of Adults Act and violation of the Arkansas Medicaid False Claims Act with respect to certain residents of facilities operated by the Company in Arkansas. Under the terms of the settlement, the Company is obligated (i) to pay $400,000 in equal monthly installments of $16,667 beginning on September 1, 2004 and ending on August 1, 2006, and (ii) to pay by no later than September 1, 2007 no less than $600,000 to install sprinkler systems in nursing homes within the State of Arkansas to be selected by the Company. The Company has incurred expenditures of approximately $134,000 to date toward this requirement.

11. EARNINGS PER SHARE

Information with respect to basic and diluted net income (loss) per share is presented below:

	Three Months		Nine Months
	Ended Sept. 30,		Ended Sept. 30,
	2004	2003	2004	2003
Net income (loss) per common share:
Per common share – basic
Income (loss) from continuing operations	$(0.06)	$(0.62)	$1.08	$(2.80)
Income from discontinued operation
Operating income, net of taxes	—	0.10	0.08	0.27
Gain on sale, net of taxes	0.01	—	0.03	—

Total income from discontinued operations, net of taxes	0.01	0.10	0.11	0.27

Net income (loss)	$(0.05)	$(0.52)	$1.19	$(2.53)

Per common share – diluted
Income (loss) from continuing operations	$(0.06)	$(0.62)	$0.98	$(2.80)
Income from discontinued operation
Operating income, net of taxes	—	0.10	0.07	0.27
Gain on sale, net of taxes	0.01	—	0.03	—

Total income from discontinued operations, net of taxes	0.01	0.10	0.10	0.27

Net income (loss)	$(0.05)	$(0.52)	$1.08	$(2.53)

12. ASSET IMPAIRMENT AND OTHER CHARGES

During 2004 and 2003, the Company recorded impairment charges in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and certain other charges as follows:

	Three Months		Nine Months
	Ended Sept. 30,		Ended Sept. 30,
	2004	2003	2004	2003
Impairment of long-lived assets	$—	$—	$704,000	$20,000
Assisted living lease terminations	—	—	280,000	344,000

	$—	$—	$984,000	$364,000

As a result of projected cash flows, impairment charges of $704,000 were recorded in 2004 for two owned nursing homes and two leased nursing homes. During the nine months ended September 30, 2003, the Company recorded charges of $20,000 to write down assets held for sale to estimated net realizable value.

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

As of September 30, 2004, the Company operates 62 facilities, consisting of 48 nursing homes with 5,108 licensed beds and 14 assisted living facilities with 987 units. As of September 30, 2004, the Company owns 10 nursing homes and leases 38 others. Additionally, the Company owns 12 assisted living facilities and leases 2 others.

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

Fluctuations in Earnings or Losses. In the nine month period ended September 30, 2004, the Company reported income from continuing operations of $6.3 million, primarily as a result of non-cash expense reductions of $14.8 million, caused by downward adjustments in the Company’s accrual for self-insured risks associated with professional liability claims. These adjustments were primarily the result of the effects of settlements of certain claims for amounts less than previously estimated. While these adjustments to the accrual resulted in reported income, they did not generate cash because the accrual is not funded by the Company. As of September 30, 2004, the Company has reported a liability of $43.4 million, including reported professional liability claims and estimates for incurred but unreported claims, compared to a liability of $47.2 million as of December 31, 2003. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof. These self-insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Any increase in the accrual decreases income in the period, and any reduction in the accrual increases income during the period. Although the Company retains a third-party actuarial firm to assist management in estimating the appropriate accrual for these claims, professional liability claims are inherently uncertain, and the liability associated with anticipated claims is very difficult to estimate. As a result, the Company’s actual liabilities may vary significantly from the accrual, and the amount of the accrual may fluctuate by a material amount in any given quarter. Each change in the amount of this accrual will directly affect the Company’s reported earnings for the period in which the change in accrual is made.

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

Because the Company anticipates that its actual liability for existing and anticipated claims will exceed the Company’s limited professional liability insurance coverage, the Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $43.4 million as of September 30, 2004. Such liabilities include estimates of legal costs. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof.

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

Under the current law, Medicare reimbursements for nursing facilities were reduced following the October 1, 2002 expiration of two temporary payment increases enacted as part of earlier Medicare enhancement bills. While CMS announced two increases to skilled nursing facility rates effective October 2003, and will continue certain add-ons for high-acuity patients until CMS refines the Resource Utilization Group (“RUG”) system, there can be no assurances that payments from the Medicare program will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to Medicare patients. Any reduction in government spending for long-term health care would have an adverse effect on the operating results and cash flows of the Company.

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

The Company has essentially exhausted all general and professional liability insurance available for claims first made during the period from March 9, 2001 through March 9, 2003. For claims made during the period from March 10, 2003 through March 9, 2004, the Company maintains insurance with coverage limits of $250,000 per medical incident and total aggregate policy coverage limits of $1,000,000. The Company is self-insured for the first $25,000 per occurrence with no aggregate limit. As of September 30, 2004, payments already made by the insurance carrier for this policy year have reduced the remaining aggregate coverage amount, and the Company has approximately $0.4 million of coverage remaining. For claims made during the period from March 10, 2004 through March 9, 2005, the Company maintains insurance with coverage limits of $250,000 per medical incident and total aggregate policy coverage limits of $500,000. The Company is self-insured for the first $25,000 per occurrence with no aggregate limit.

For claims made during the period March 9, 2000 through March 9, 2001, the Company is self-insured for the first $500,000 per occurrence with no aggregate limit for the Company’s United States nursing homes. The policy has coverage limits of $1,000,000 per occurrence, $3,000,000 per location and $12,000,000 in the aggregate. The Company also maintains umbrella coverage of $15,000,000 in the aggregate for claims made during this period. As of September 30, 2004, payments already made by the insurance carrier for this policy year have reduced the remaining aggregate coverage amount.

Prior to March 9, 2000, the Company was insured on an occurrence basis. For the policy period January 1, 1998 through February 1, 1999 and for the policy period February 1, 1999 through March 9, 2000, the Company had insurance, including excess liability coverage, in the total amount of $50,000,000 per policy. As of September 30, 2004, payments already made by the insurance carriers for these policy years have significantly reduced the remaining aggregate coverage amount in each of the policy periods, but coverage has not been exhausted in either policy period.

Effective October 1, 2001, the Company’s United States assisted living properties were added to the Company’s insurance program for United States nursing home properties and are covered under the same policies as the Company’s nursing facilities. Prior to October 1, 2001, the Company’s United States assisted living facilities maintained occurrence based insurance and a $15,000,000 aggregate umbrella liability policy. As of September 30, 2004, payments already made by the insurance carriers have significantly reduced the remaining aggregate coverage, but coverage has not been exhausted.

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

Reserve for Estimated Self-Insured Professional Liability Claims-

Because the Company anticipates that its actual liability for existing and anticipated claims will exceed the Company’s limited professional liability insurance coverage, the Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $43.4 million as of September 30, 2004. Such liabilities include estimates of legal costs. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof.

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

Other Insurance-

With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. Prior to that time, the Company was self-insured for the first $250,000, on a per claim basis, for workers’ compensation claims in a majority of its United States nursing facilities. However, the insurance carrier providing coverage above the Company’s self insured retention has been declared insolvent by the applicable state insurance agency. As a result, the Company is completely self-insured for workers compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. For the policy period July 1, 2002 through June 30, 2003, the Company entered into a “high deductible” workers compensation insurance program covering the majority of the Company’s United States employees. Under the high deductible policy, the Company is self insured for the first $25,000 per claim, subject to an aggregate maximum out of pocket cost of $1.6 million, for the 12 month policy period. The Company has a letter of credit of $0.8 million securing its self insurance obligations under this program. The letter of credit is secured by a certificate of deposit of $0.8 million, which is reflected as “restricted cash” in the accompanying balance sheet. The reserve for the high deductible policy is based on known claims incurred and an estimate of incurred but not reported claims determined by an analysis of historical claims incurred. Effective June 30, 2003, and continuing for the policy year ending June 30, 2005, the Company entered into a new workers compensation insurance program that provides coverage for claims incurred with premium adjustments depending on incurred losses. Policy expense under this workers compensation policies for the years ending June 30, 2004 and 2005 may be increased or decreased from the level of initial premium payments by up to approximately $1.1 million and $2.0 million, respectively, depending upon the amount of claims incurred during the policy period. The Company has accounted for premium expense under these policies based on its estimate of the level of claims expected to be incurred, and has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate. The liability recorded by the Company for the self-insured obligations under these plans is $0.6 million as of September 30, 2004. Any adjustments of future premiums for workers compensation policies and differences between actual settlements and reserves for self-insured obligations are included in expense in the period finalized.

The Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $1.7 million at September 30, 2004. The differences between actual settlements and reserves are included in expense in the period finalized.

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

A 2003 fire at a skilled nursing facility in Tennessee with which the Company had no connection has caused legislators and others to focus on existing fire codes. In some instances these codes do not require that sprinklers be installed in all nursing facilities. Some of the Company’s facilities do not have sprinkler systems, although the Company expects to install or upgrade sprinklers in seven facilities over the next three years. The Company believes that these facilities comply with existing fire codes. While the Company works to comply with all applicable codes and to ensure that all mechanical systems are working properly, a fire or a failure of such systems at one or more of the Company’s facilities, or changes in applicable safety codes or in the requirements for such systems, could have a material adverse impact on the Company.

Recently, state and federal government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of fraud and abuse statutes and regulations, as well as of elder abuse statutes and regulations. Violations of these laws and regulations could result in exclusion from government health care programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time. The Company is currently subject to certain ongoing claims and investigations, as described in Part II. Other Information – Item 1. Legal Proceedings. There can be no assurance that the Company will not be subject to other claims, investigations or allegations concerning possible violations by health care providers of fraud and abuse and elder abuse statutes and regulations. Any material fine, penalty or repayment obligation incurred as a result of a governmental investigation or claim or any limitation on the Company’s ability to participate in federal or state health care reimbursement programs imposed as a result of such an investigation or claim would have a material adverse impact upon the Company’s financial condition, cash flows or results of operations.

Contractual Obligations and Commercial Commitments

The Company has certain contractual obligations of continuing operations as of September 30, 2004, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

		Less than 1	1 to 3	4 to 5	After
Contractual Obligations	Total	Year	Years	Years	5 Years
Long-Term Debt	$9,365	$352	$9,013	$0	$0
Settlement Promissory Notes	$2,670	$1,521	$1,149	$0	$0
Other settlement obligations	$1,629	$801	$828	$0	$0
Short-Term Debt	$36,358	$36,358	$0	$0	$0
Series B Preferred Stock	$4,356	$0	$4,356	$0	$0
Operating Leases	$232,183	$14,437	$26,136	$27,063	$164,547

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

Results of Operations

The following tables present the unaudited interim statements of operations and related data for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,
(in thousands)	2004	2003	Change	%
REVENUES:
Patient revenues, net	$51,524	$48,034	$3,490	7.3%
Resident revenues	3,115	2,899	216	7.5
Other income	303	—	303	—
Interest	111	10	101	1010.0

Net revenues	55,053	50,943	4,110	8.1

EXPENSES:
Operating	43,212	41,695	1,517	3.6
Lease	3,902	3,863	39	1.0
Professional liability	2,862	3,656	(794)	(21.7)
General and administrative	3,396	3,095	301	9.7
Interest	758	755	3	0.4
Depreciation and amortization	1,182	1,232	(50)	(4.1)

Total expenses	55,312	54,296	1,016	1.9

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(259)	(3,353)	3,094	(92.3)
PROVISION FOR INCOME TAXES	32	—	32	n/a

NET LOSS FROM CONTINUING OPERATIONS	$(291)	$(3,353)	$3,062	(91.3)%

	Nine Months Ended September 30,
(in thousands)	2004	2003	Change	%
REVENUES:
Patient revenues, net	$148,938	$133,545	$15,393	11.5%
Resident revenues	9,162	9,534	(372)	(3.9)
Other income	496	82	414	504.9
Interest	155	40	115	287.5

Net revenues	158,751	143,201	15,550	10.9

EXPENSES:
Operating	125,455	115,626	9,829	8.5
Lease	11,638	11,294	344	3.0
Professional liability	(1,101)	16,461	(17,562)	(106.7)
General and administrative	9,316	8,676	640	7.4
Interest	2,280	2,273	7	0.3
Depreciation and amortization	3,688	3,671	17	0.5
Asset impairment and other charges	984	364	620	170.3

Total expenses	152,260	158,365	(6,105)	(3.9)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	6,491	(15,164)	21,655	(142.8)
PROVISION FOR INCOME TAXES	186	15	171	1140.0

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$6,305	$(15,179)	$21,484	(141.5)%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Percentage of Net Revenues
REVENUES:
Patient revenues, net	93.6%	94.3%	93.8%	93.3%
Resident revenues	5.7	5.7	5.8	6.7
Other income	0.5	—	0.3	—
Interest	0.2	—	0.1	—

Net revenues	100.0	100.0	100.0	100.0

EXPENSES:
Operating	78.5	81.8	79.0	80.7
Lease	7.1	7.6	7.3	7.9
Professional liability	5.2	7.2	(0.7)	11.5
General and administrative	6.2	6.1	5.9	6.1
Interest	1.4	1.5	1.4	1.6
Depreciation and amortization	2.1	2.4	2.3	2.6
Asset impairment and other charges	—	—	0.7	0.2

Total expenses	100.5	106.6	95.9	110.6

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(0.5)	(6.6)	4.1	(10.6)
PROVISION FOR INCOME TAXES	—	—	0.1	—

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(0.5)%	(6.6)%	4.0%	(10.6)%

Three Months Ended September 30, 2004 Compared With Three Months Ended September 30, 2003

As noted in the overview at the beginning of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company sold DCMS, its Canadian subsidiary, on May 11, 2004, and the consolidated financial statements of the Company have been reclassified to present DCMS as a discontinued operation. Accordingly, the revenue, expenses, assets, liabilities and cash flows of DCMS have been reported separately, and the discussion below addresses principally the results of the Company’s continuing operations.

Revenues. Net revenues increased to $55.1 million in 2004 from $50.9 million in 2003, an increase of $4.2 million, or 8.1%. Patient revenues increased to $51.5 million in 2004 from $48.0 million in 2003, an increase of $3.5 million, or 7.3%. The increase in patient revenues is due to increased Medicare utilization, Medicare rate increases that were effective October 1, 2003 and increased Medicaid rates in certain states, partially offset by a 2.0% decline in census in 2004 as compared to 2003. As a percentage of total census, Medicare days increased to 12.6% in 2004 from 10.9% in 2003. Medicare revenues were 28.1% of patient revenue in 2004 and 24.6% in 2003, while Medicaid and similar programs were 59.7% in 2004 compared to 63.3% in 2003.

Resident revenues increased to $3.1 million in 2004 from $2.9 million in 2003, an increase of $0.2 million, or 7.5%. This increase is primarily attributable to increased rates in 2004 as compared to 2003.

Ancillary service revenues, prior to contractual allowances, increased to $9.3 million in 2004 from $8.8 million in 2003, an increase of $0.5 million, or 6.2%. The increase is primarily attributable to increased Medicare census. Certain per person annual Medicare reimbursement limits on therapy services were implemented for approximately three months in late 2003, but were subsequently suspended until December 31, 2005. The limits impose a $1,590 per patient annual ceiling on physical, speech and occupational therapy services. While the Company is unable to quantify the impact that these limitations will have, it is expected that the reimbursement limitations, if not suspended further, will significantly reduce therapy revenues, and negatively impact the Company’s operating results and cash flows.

Other income of $303,000 in 2004 consists of gains recognized from foreign currency translation of a note receivable from the sale of the Company’s Canadian operations.

Interest income increased to $111,000 in 2004 from $10,000 in 2003, an increase of $101,000. The increase in interest income is primarily due to non-cash interest income related to a note receivable recorded in connection with the sale of DCMS, the Company’s Canadian subsidiary.

Operating Expense. Operating expense increased to $43.2 million in 2004 from $41.7 million in 2003, an increase of $1.5 million, or 3.6%. As a percentage of patient and resident revenues, operating expense decreased to 79.1% in 2004 from 81.9% in 2003. The increase in operating expense is primarily attributable to cost increases related to wages and benefits. The decrease in operating expense as a percent of patient and resident revenues is primarily due to the effects of increases in Medicare and Medicaid rates and effects of increased Medicare utilization, as discussed above.

The largest component of operating expenses is wages, which increased to $24.9 million in 2004 from $23.6 million in 2003, an increase of $1.3 million, or 5.5%. This increase is primarily attributable to an increase in wages as a result of competitive labor markets in most of the areas in which the Company operates and increased Medicare census. Partially offsetting this increase, the Company experienced a decrease in wages as a result of reduced costs associated with reduced Medicaid census.

Lease Expense. Lease expense was approximately $3.9 million in 2004 and 2003.

Professional Liability. Professional liability expense decreased to $2.9 million in 2004 from $3.7 million in 2003, a decrease of $0.8 million, or 21.7%. During the three months ended September 30, 2004, the Company increased its total recorded liabilities for self-insured professional liability risks associated with the settlement of certain professional liability claims to $43.4 million from $41.5 million at June 30, 2004. This increase resulted from the provision for anticipated future claims incurred during the third quarter of 2004, which provision was partially offset by a reduction in the accrual for claims incurred in earlier periods. These self-insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Professional liability costs include cash and non-cash charges recorded based on current actuarial reviews. The actuarial reviews include estimates of known claims and an estimate of claims that may have occurred, but have not yet been reported to the Company.

General and Administrative Expense. General and administrative expense increased to $3.4 million in 2004 from $3.1 million in 2003, an increase of $0.3 million or 9.7%. The increase is primarily attributable to increased compensation costs. As a percentage of total net revenues, general and administrative expense was approximately 6.2% in 2004 and 6.1% and 2003.

Interest Expense. Interest expense was approximately $0.8 million in 2004 and 2003. Interest expense increased as a result of promissory notes issued in connection with the settlement of certain professional liability claims and other disputes, and interest rate increases on the Company’s variable rate debt. These increases were offset by reduction in interest as a result of the payment of debt with proceeds from the sale of the Company’s Canadian subsidiary.

Depreciation and Amortization. Depreciation and amortization expense was approximately $1.2 million in 2004 and 2003.

Loss from Continuing Operations before Income Taxes; Loss from Continuing Operations Per Common Share. As a result of the above, continuing operations reported a loss before income taxes of $259,000 in 2004 compared to a loss before income taxes of $3.4 million in 2003. The provision for income taxes was $32,000 in 2004, and no tax provision was required in the third quarter of 2003. The Company’s effective tax rate differs materially from the statutory rate mainly due to changes in the Company’s valuation allowance for net deferred tax assets. The basic and diluted loss per share from continuing operations were $0.06 each in 2004 as compared to $0.62 each in 2003.

Income from Discontinued Operations. As discussed in the overview at the start of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company sold its Canadian subsidiary on May 11, 2004, and this subsidiary has been presented as a discontinued operation for all periods presented in the Company’s consolidated financial statements. Accordingly, the revenue, expenses, assets, liabilities and cash flows of DCMS have been reported separately. Income from discontinued operations, net of taxes, was approximately $572,000 in 2003. A gain from the sale of the Canadian operations of $77,000, net of related taxes, was recorded in the third quarter of 2004.

Nine Months Ended September 30, 2004 Compared With Nine Months Ended September 30, 2003

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

Revenues. Net revenues increased to $158.8 million in 2004 from $143.2 million in 2003, an increase of $15.6 million, or 10.9%. Patient revenues increased to $148.9 million in 2004 from $133.5 million in 2003, an increase of $15.4 million, or 11.5%. The increase in patient revenues is due to the new lease for four Florida nursing homes, increased Medicare utilization, Medicare rate increases that were effective October 1, 2003 and increased Medicaid rates in certain states, partially offset by a 1.4% decline in census in the United States in 2004 as compared to 2003. As a percentage of total census in the United States, Medicare days increased to 12.8% in 2004 from 11.2% in 2003. Medicare revenues were 28.9% of patient revenue in 2004 and 25.8% in 2003, while Medicaid and similar programs were 58.9 % in 2004 compared to 62.0 % in 2003.

Resident revenues decreased to $9.2 million in 2004 from $9.5 million in 2003, a decrease of $0.3 million, or 3.9%. This decline is primarily attributable to the termination of a lease for one assisted living facility and the closure of another assisted living facility in 2003, and a decline in census in 2004 as compared to 2003.

Ancillary service revenues, prior to contractual allowances, increased to $28.7 million in 2004 from $24.7 million in 2003, an increase of $4.0 million, or 16.5%. The increase is primarily attributable to increased Medicare census and the new lease for four Florida nursing homes. Certain per person annual Medicare reimbursement limits on therapy services were implemented for approximately three months in late 2003, but were subsequently suspended until December 31, 2005. The limits impose a $1,590 per patient annual ceiling on physical, speech and occupational therapy services. While the Company is unable to quantify the impact that these limitations will have, it is expected that the reimbursement limitations, if not suspended further, will significantly reduce therapy revenues, and negatively impact the Company’s operating results and cash flows.

Other income of $496,000 in 2004 consists of gains recognized from foreign currency translation of a note receivable from the sale of the Company’s Canadian operations. Other income of $82,000 in 2003 consists of management fees from a contract that was terminated effective April 2003.

Interest income increased to $155,000 in 2004 from $40,000 in 2003, an increase of $115,000. The increase in interest income is primarily due to non-cash interest income related to a note receivable recorded in connection with the sale of DCMS, the Company’s Canadian subsidiary.

Operating Expense. Operating expense increased to $125.5 million in 2004 from $115.6 million in 2003, an increase of $9.8 million, or 8.5%. As a percentage of patient and resident revenues, operating expense decreased to 79.4% in 2004 from 80.8% in 2003. The increase in operating expenses is primarily attributable to the operating costs of the four new leased Florida nursing homes and cost increases related to wages and benefits. The decrease in operating expense as a percent of patient and resident revenues is primarily due to the effects of increases in Medicare and Medicaid rates and increased Medicare utilization, as discussed above.

The largest component of operating expenses is wages, which increased to $72.3 million in 2004 from $66.1 million in 2003, an increase of $6.2 million, or 9.3%. This increase is primarily attributable to costs of the four new leased Florida nursing homes, an increase in wages as a result of competitive labor markets in most of the areas in which the Company operates and increased Medicare census. Partially offsetting this increase, the Company experienced a decrease in wages as a result of reduced costs associated with reduced Medicaid census, the termination of a lease for one assisted living facility during 2003 and the closure of another assisted living facility in 2003.

Lease Expense. Lease expense increased to $11.6 million in 2004 from $11.3 million in 2003, an increase of $0.3 million, or 3.0%. The increase in lease expense is primarily attributable to the additional rent for the new Florida leased facilities, partially offset by rent decreases resulting from the termination of a lease on an assisted living facility in 2003.

Professional Liability. Professional liability expense in 2004 resulted in a net benefit of $1.1 million, compared to an expense of $16.5 million in 2003, a decrease in expense of $17.6 million. During the nine months ended September 30, 2004, the Company reduced its total recorded liabilities for self-insured professional liability risks associated with the settlement of certain professional liability claims to $43.4 million, down from $47.2 million at December 31, 2003. Downward adjustments totaling $14.8 million in the liability primarily resulting from the quarterly actuarial valuations were partially offset by the provision for current liability claims recorded during the first nine months of 2004, resulting in a net benefit of $1.1 million in 2004. These reductions were primarily the result of the effects of settlements of certain claims for amounts less than previously estimated. These self-insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Professional liability costs include cash and non-cash charges recorded based on current actuarial reviews. The actuarial reviews include estimates of known claims and an estimate of claims that may have occurred, but have not yet been reported to the Company.

General and Administrative Expense. General and administrative expense increased to $9.3 million in 2004 from $8.7 million in 2003, an increase of $0.6 million, or 7.4%. The increase is primarily due to increased compensation costs.

Interest Expense. Interest expense was approximately $2.3 million in 2004 and 2003. Interest expense increased as a result of promissory notes issued in connection with the settlement of certain professional liability claims and other disputes, and interest rate increases on the Company’s variable rate debt. These increases were offset by reduction in interest as a result of the payment of debt with proceeds from the sale of the Company’s Canadian subsidiary.

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

As a result of projected cash flows, impairment charges of $704,000 were recorded in 2004 for two owned nursing homes and two leased nursing homes. During the nine months ended September 30, 2003, the Company recorded charges of $20,000 to write down assets held for sale to estimated net realizable value.

The Company incurred lease termination charges relating to its assisted living facilities of approximately $280,000 in 2004 and $344,000 in 2003.

Depreciation and Amortization. Depreciation and amortization expense was approximately $3.7 million in 2004 and 2003.

Income (loss) from Continuing Operations before Income Taxes; Income (loss) from Continuing Operations Per Common Share. As a result of the above, continuing operations reported income before income taxes of $6.5 million in 2004 compared to a loss before income taxes of $15.2 million in 2003. The provision for income taxes was $186,000 in 2004, compared to $15,000 in 2003. The Company’s effective tax rate differs materially from the statutory rate mainly due to changes in the Company’s valuation allowance for net deferred tax assets. The basic and diluted income per share from continuing operations were $1.08 and $0.98, respectively, in 2004, as compared to a basic and diluted loss per share from continuing operations of $2.80 each in 2003.

Income from Discontinued Operations. As discussed in the overview at the start of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company sold its Canadian subsidiary on May 11, 2004, and this subsidiary has been presented as a discontinued operation for all periods presented in the Company’s consolidated financial statements. Accordingly, the revenue, expenses, assets, liabilities and cash flows of DCMS have been reported separately. Income from discontinued operations, net of taxes, was approximately $0.5 million in 2004 for the period through the date of sale, and $1.5 million for the first nine months in 2003. In addition, a gain from the sale of the Canadian operations of $159,000, net of related taxes, was recorded in 2004.

Liquidity and Capital Resources

At September 30, 2004, the Company had negative working capital of $46.0 million and a current ratio of 0.37, compared with negative working capital of $53.7 million and a current ratio of 0.37 at December 31, 2003. The Company has incurred losses during 2003, 2002, and 2001 and has limited resources available to meet its operating, capital expenditure and debt service requirements during 2004.

Certain of the Company’s debt agreements contain various financial covenants, the most restrictive of which relate to current ratio requirements, tangible net worth, cash flow, net income (loss), required insurance coverages, and limits on the payment of dividends to shareholders. As of September 30, 2004, the Company was not in compliance with certain of the financial covenants contained in the Company’s debt and lease agreements. The Company has not obtained waivers of the non-compliance. Cross-default or material adverse change provisions contained in the debt agreements allow the holders of substantially all of the Company’s debt to demand immediate repayment. The Company would not be able to repay this indebtedness if the applicable lenders demanded repayment. Although the Company does not anticipate that such demand will be made, the continued forbearance on the part of the Company’s lenders cannot be assured. Given that events of default exist under the Company’s working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances.

As of September 30, 2004, the Company has $38.2 million of scheduled debt maturities that must be repaid or refinanced during the next twelve months. As a result of these maturities, covenant non-compliance and other cross-default provisions, the Company has classified a total of $47.0 million of debt as current liabilities as of September 30, 2004.

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

The Company believes that it has reached agreement on the terms of an extension of the maturities of certain borrowings from a bank lender, including the Company’s working capital line of credit, that have an aggregate outstanding balance of $8.5 million at September 30, 2004. The proposed terms extend the maturity date of this indebtedness to January 2005 and require monthly reductions in the maximum amount outstanding under the working capital line of credit of $33,333 until the limit is reduced from $2.5 million to $2.3 million. While the Company believes it has reached agreement with the bank, the extension has not been executed as of the date of this filing.

The existing events of default under the Company’s debt agreements could lead to actions by the lenders that could result in an event of default under the Company’s lease agreements covering a majority of its United States nursing facilities. Should such a default occur in the related lease agreements, the lessor would have the right to terminate the lease agreements and assume operating rights with respect to the leased properties. The net book value of property and equipment, including leasehold improvements, related to these facilities total approximately $4.0 million as of September 30, 2004. A default in these lease agreements would also give the holder of the Series B Redeemable Convertible Preferred Stock the right to require the Company to redeem those shares.

Management continues to focus on efforts to increase revenues and to minimize future expense increases through the elimination of excess operating costs. Management is also attempting to minimize professional liability claims in future periods by vigorously defending the Company against all such claims and through the additional supervision and training of staff employees. The Company is unable to predict if it will be successful in reducing operating expenses, in negotiating waivers, amendments, or refinancings of outstanding debt, or if the Company will be able to meet any amended financial covenants in the future. Any demands for repayment by lenders, the inability to obtain waivers or refinance the related debt, the termination of the lease agreements or entry of a final judgment in a material amount for a professional or general liability claim would have a material adverse impact on the financial position, results of operations and cash flows of the Company. If the Company is unable to generate sufficient cash flow from its operations or successfully negotiate debt or lease amendments, or is subject to a significant judgment not covered by insurance, the Company may have to explore a variety of other options, including but not limited to other sources of equity or debt financings, asset dispositions, or relief under the United States Bankruptcy Code. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern. The independent public accountant’s report on the Company’s financial statements at December 31, 2003, 2002 and 2001 includes a paragraph with regard to the uncertainty of the Company’s ability to continue as a going concern.

As of September 30, 2004, the Company had no borrowings under its working capital line of credit. During the nine months ending September 30, 2004, average monthly borrowings under the working capital line of credit were as high as $0.8 million. The total maximum outstanding balance of the working capital line of credit, including letters of credit outstanding, is $2.5 million, and, under proposed terms agreed to in November 2004, decreases by $33,333 each month until it is reduced to $2.3 million. There are certain limitations based on borrowing base restrictions. As of September 30, 2004, the Company had total additional borrowing availability of $2.5 million under its working capital line of credit. The Company believes the working capital line of credit will be extended to January 2005, with interest at either LIBOR plus 2.50% or the bank’s prime rate plus .50% (up to a maximum of 9.50%). Given the Company’s default under its credit facility, no assurance can be given that the bank will allow the Company to draw under its working capital line of credit. At a minimum, the Company’s cash requirements during 2004 include funding operations (including potential payments related to professional liability claims and other legal actions), capital expenditures, scheduled debt service, and working capital requirements. No assurance can be given that the Company will have sufficient cash to meet these requirements.

The Company has numerous pending liability claims, disputes and legal actions for professional liability and other related issues. The Company has limited, and sometimes no, professional liability insurance with respect to many of these claims. In the event a significant judgment is entered against the Company in one or more of these legal actions in which there is no or insufficient professional liability insurance, the Company does not anticipate that it will have the ability to pay such a judgment or judgments. As of September 30, 2004, future committed settlements total $2.3 million over the next twelve months, and $4.3 million in total. Certain of these commitments have been secured by promissory notes which have been included with debt in the accompanying balance sheet. Additionally, payments made or due in connection with settlement of disputed claims could have a material adverse impact on the Company’s ability to meet its obligations as they become due.

Net cash provided by operating activities of continuing operations totaled $4.8 million and $2.5 million in 2004 and 2003, respectively. These amounts primarily represent the cash flows from net operations plus changes in non-cash components of operations and by working capital changes. Discontinued operations provided cash of $0.5 million in 2004.

Investing activities provided cash of $3.1 million in 2004 and used cash of $2.7 million in 2003. These amounts primarily represent proceeds from the sale of the Company’s Canadian operations in

2004 and purchases of property plant and equipment. The Company has used between $2.7 million and $3.5 million for capital expenditures in the three calendar years ending December 31, 2003. Substantially all such expenditures were for facility improvements and equipment, which were financed principally through working capital. For the year ending December 31, 2004, the Company anticipates that capital expenditures for improvements and equipment for its existing facility operations will be approximately $4.5 million.

Net cash used in financing activities totaled $7.2 million and $2.0 million in 2004 and 2003, respectively. The net cash used in financing activities primarily represents net repayments of debt. Proceeds from the sale of the Company’s Canadian operations in 2004 were used to pay down debt.

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

Accounts receivable of continuing operations attributable to the provision of patient and resident services at September 30, 2004 and December 31, 2003 totaled $16.5 million and $17.7 million, respectively, representing approximately 29 and 30 days in accounts receivable, respectively. The allowance for bad debt was $1.8 million at September 30, 2004 and December 31, 2003, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The chief market risk factor affecting the financial condition and operating results of the Company is interest rate risk. As of September 30, 2004, the Company had outstanding borrowings of approximately $48.4 million, including $13.3 million in fixed-rate borrowings and $35.1 million in variable-rate borrowings. In the event that interest rates were to change 1%, the impact on future cash flows would be approximately $351,000 annually, representing the impact of increased interest expense on variable rate debt.

The Company has a note receivable denominated in Canadian dollars related to the sale of its Canadian operations. This note was initially recorded on the Company’s balance sheet at $4.7 million US based on the exchange rate as of the date of the note (May 11, 2004). The carrying value of the note in the Company’s financial statements will be increased or decreased each period based on fluctuations in the exchange rate between US and Canadian currencies, and the effect of such changes will be included as income or loss in the Company’s statement of operations in the period of change. In the three and nine month periods ended September 30, 2004, the Company reported income of $303,000 and $496,000, respectively, as a result of the effect of changes in the currency exchange rates on this note. A further change of 1% in the exchange rate between US and Canadian currencies would result in a corresponding increase or decrease to revenues of approximately $53,000.

ITEM 4. CONTROLS AND PROCEDURES

The Company, with the participation of its principal executive and financial officers has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2004. Based on this evaluation, the principal executive and financial officers have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal control over financial reporting that has occurred during the Company’s fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

As of September 30, 2004, the Company is engaged in 21 professional liability lawsuits. Some of these matters are currently scheduled for trial within the next year and additional cases may be set for trial during this period. The ultimate results of these or any other of the Company’s professional liability claims and disputes cannot be predicted. The Company has limited, and sometimes no, professional liability insurance with regard to most of these claims. In the event a significant judgment is entered against the Company in one or more of these legal actions in which there is no or insufficient professional liability insurance, the Company would not have available cash resources to satisfy the judgment. Further, settlement of these and other cases may require cash resources that would be in excess of the Company’s available cash or other resources. These potential future payments, whether of a judgment or in settlement of a disputed claim, could have a material adverse impact on the Company’s financial position and cash flows.

On September 8, 2004, the Company entered into a settlement agreement with the attorney General of the State of Arkansas setting forth the terms by which the Company resolved all civil claims and investigations commenced by the State of Arkansas prior to the entry of the agreement, including seven lawsuits then pending in the Circuit Court of Pulaski County, Arkansas alleging violations of the Arkansas Abuse of Adults Act and violation of the Arkansas Medicaid False Claims Act with respect to certain residents of facilities operated by the Company in Arkansas. Under the terms of the settlement, the Company is obligated (i) to pay $400,000 in equal monthly installments of $16,667 beginning on September 1, 2004 and ending on August 1, 2006, and (ii) to pay by no later than September 1, 2007 no less than $600,000 to install sprinkler systems in nursing homes within the State of Arkansas to be selected by the Company. The Company has incurred expenditures of approximately $134,000 to date toward this requirement.

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

The Commonwealth of Kentucky has notified the Company that it believes the Commonwealth has overpaid for certain ancillary services provided at facilities currently operated in Kentucky. The overpayments sought by the Commonwealth relate to operations during the period from June 30, 1991 to December 31, 1995. The Company began managing these facilities in December 1994 and became lessee in September 1995. Of the approximately $803,000 claimed overpayment, approximately $788,000 relates to periods prior to the time the Company managed such facilities. The Company is currently disputing its obligation to repay these amounts to the Commonwealth of Kentucky, but no assurances can be given that these efforts will be successful. A hearing before an Administrative Law Judge has been scheduled for November 30, 2004. If the Company’s efforts are unsuccessful, the Commonwealth may be entitled to recoup these sums from the Company.

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

Form 8-K filed on August 13, 2004 for a press release announcing that certain of the Company’s facilities received National Quality Awards from the American Healthcare Association.

Form 8-K filed on August 13, 2004 for a press release reporting the Company’s results of operations for the fiscal quarter ended June 30, 2004.

Form 8-K filed on September 13, 2004 for a press release announcing that the Company had reached an agreement with the Attorney General of the State of Arkansas to settle all civil claims the State had filed against the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVOCAT INC.

November 11, 2004
	By:	/s/ William R. Council, III

William R. Council, III
President and Chief Executive Officer, Principal Executive Officer and
An Officer Duly Authorized to Sign on Behalf of the Registrant

	By:	/s/ L. Glynn Riddle, Jr.

L. Glynn Riddle, Jr.
Executive Vice President and Chief Financial Officer, Secretary Principal Accounting Officer and
An Officer Duly Authorized to Sign on Behalf of the Registrant

Exhibit
Number	Description of Exhibits
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-76150 on Form S-1)

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 33-76150 on Form S-1)

3.3	Amendment to Certificate of Incorporation dated March 23, 1995 (incorporated by reference to Exhibit A of Exhibit 1 to the Company’s Form 8-A filed March 30, 1995)

3.4	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.4 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company’s Registration Statement No. 33-76150 on Form S-1)

4.2	Amended and Restated Rights Agreement dated as of December 7, 1998 (incorporated by reference to Exhibit 1 to Form 8-A/A filed December 7, 1998)

10.1	Sixth Amendment to Renewal Promissory Note dated July 16, 2004 by and among AmSouth Bank and Diversicare Assisted Living Services, NC, LLC, a Tennessee limited liability company.

10.2	Fifth Amendment to Reduced and Modified Renewal Revolving Promissory Note dated July 16, 2004 by and among AmSouth Bank and Diversicare Management Services Co., a Tennessee corporation.

10.3	Sixth Amendment to Renewal Promissory Note (the “Overline Facility”) dated July 16, 2004 by and among AmSouth Bank and Diversicare Management Services, Co., a Tennessee corporation.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).