Form 10-K
period 2004-12-31
ADVOCAT INC
filed 2005-03-29
CIK 919956

FORM 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from ______ to _____.

Commission file number 1-12996

ADVOCAT INC.
(Exact name of registrant as specified in its charter)

Delaware	62-1559667

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

277 Mallory Station Road, Suite 130, Franklin,TN 37067
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (615) 771-7575

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer as defined in Exchange Act Rule 12b-2. Yes ☐ No ☑.

The aggregate market value of Common Stock held by non-affiliates on June 30, 2004 (based on the closing price of such shares on the NASD OTC Market) was $8,731,459. For purposes of the foregoing calculation only, all directors, named executive officers and persons known to the Registrant to be holders of 5% or more of the Registrant’s Common Stock have been deemed affiliates of the Registrant.

On March 22, 2005, 5,725,287 shares of the registrant’s $0.01 par value Common Stock were outstanding.

Documents Incorporated by Reference:

The following documents are incorporated by reference into Part I, Item 5 and Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K: The Registrant’s definitive proxy materials for its 2005 annual meeting of shareholders.

PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EX-10.116 FIFTH AMENDMENT TO MASTER AMENDMENT
EX-10.117 SEVENTH AMENDMENT TO RENEWAL PROMISSORY NOTE
EX-10.118 MODIFIED RENEWAL REVOLVING PROMISSORY NOTE
EX-10.119 RENEWAL PROMISSORY NOTE (THE"OVERLINE FACILITY")
EX-10.120 SIXTH AMENDMENT BY THE MEDICAL CLINIC BOARD
EX-10.121 PURCHASE AND SALE AGREEMENT DATED 11/4/04
EX-10.122 PURCHASE AND SALE AGREEMENT OF 11/14/03
EX-10.123 PURCHASE AGREEMENT MADE AND ENTERED 1/14/05
EX-10.124 PURCHASE AGREEMENT MADE AND ENTERED 1/14/05
EX-10.125 EIGHTH AMENDMENT TO PROMISSORY NOTE
EX-10.126 SEVENTH AMENDMENT OF LOAN AGREEMENT OF 1/1/05
EX-10.127 EIGHTH AMENDMENT TO PROMISSORY NOTE OF 1/1/05
EX-10.128 SEVENTH AMENDMENT TO LOAN AGREEMENT
EX-10.129 LEASE TERMINATION AGREEMENT DATED 12/1/04
EX-21 SUBSIDIARIES OF THE REGISTRANT
EX-23.1 CONSENT OF BDO SEIDMAN
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

The Company’s objective is to become the provider of choice of health care and related services to the elderly in the communities in which it operates. Advocat will continue to implement its operating strategy of (i) providing a broad range of cost-effective elder care services; (ii) increasing occupancy in its nursing homes and assisted living facilities through an increased emphasis on attracting and retaining patients and residents; and (iii) clustering its operations on a regional basis. The key element of the Company’s growth strategy is to increase revenue and profitability at existing facilities. The Company’s financial position significantly limits its strategic options to non-capital intensive opportunities.

The Company’s principal executive offices are located at 277 Mallory Station Road, Suite 130, Franklin, Tennessee 37067. The Company’s telephone number at that address is 615.771.7575, and its facsimile number is 615.771.7409. The Company’s web-site is located at www.irinfo.com/AVC. The information on the Company’s web-site does not constitute part of this Annual Report on Form 10-K.

Material Corporate Developments and Risk Factors.

There have been a number of material developments both within the Company and the long-term care industry. These developments have had and are likely to continue to have a material impact on the Company. This section summarizes these developments, as well as other risks, that should be considered by shareholders and prospective investors in the Company.

Self-Insured Professional Liability Exposure.

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

Due to the Company’s past claims experience and increasing cost of claims throughout the long-term care industry, the premiums paid by the Company for professional liability and other liability insurance to cover future periods exceed the coverage purchased so that it costs more than $1 to purchase $1 of insurance coverage. For this reason, effective March 9, 2001, the Company has purchased professional liability insurance coverage for its United States nursing homes and assisted living facilities that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. As a result, the Company is effectively self-insured and expects to remain so for the foreseeable future. See “Item 1. Business – Insurance.”

Operating Losses.

The Company incurred operating losses during two of the three years in the period ended December 31, 2004, and although the Company reported a profit for the year ended December 31, 2004, that profit resulted primarily from non-cash expense reductions caused by downward adjustments in the Company’s accrual for self-insured risks associated with professional liability claims, as discussed in Item 7. Management’s Discussion and Analysis of Financial Condition – Company Liquidity and Continuing Operating Losses. The Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $42.9 million as of December 31, 2004. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof. The Company has limited resources available to meet its operating, capital expenditure and debt service requirements during 2005. The Company has a working capital deficit of $45.5 million as of December 31, 2004. No assurance can be given that the Company will achieve profitable operations during 2005.

At a minimum, the Company’s cash requirements during 2005 include funding operations (including settlement payments related to professional liability and other claims), capital expenditures, scheduled debt service, and working capital requirements. No assurance can be given that the Company will have sufficient cash to meet these requirements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Financial Resources.”

Fluctuations in Earnings or Losses.

In 2004, the Company reported net income from continuing operations of $4.4 million, primarily as a result of non-cash expense reductions resulting from downward adjustments in the Company’s accrual for self-insured risks associated with the settlement of certain professional liability claims. While these adjustments to the accrual resulted in reported income, they did not generate cash because the accrual is not funded by the Company. As of December 31, 2004, the Company has reported a liability of $42.9 million, including reported professional liability claims and estimates for incurred but unreported claims. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof. These self-insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Any increase in the accrual decreases income in the period, and any reduction in the accrual increases income during the period. Although the Company retains a third-party actuarial firm to assist management in estimating the appropriate accrual for these claims, professional liability claims are inherently uncertain, and the liability associated with anticipated claims is very difficult to estimate. As a result, the Company’s actual liabilities may vary significantly from the accrual, and the amount of the accrual has and may continue to fluctuate by a material amount in any given quarter. Each change in the amount of this accrual will directly affect the Company’s reported earnings for the period in which the change in accrual is made.

Current Debt Maturities and Financial Covenant Non-Compliance.

The Company has $37.4 million of scheduled debt maturities in 2005. In addition, certain of the Company’s debt agreements contain various financial covenants, the most restrictive of which relate to current ratio requirements, tangible net worth, cash flow, net income (loss), required insurance coverage and limits on the payment of dividends to shareholders. As of December 31, 2004, the Company was not in compliance with certain of these financial covenants. The Company has not obtained waivers of the non-compliance. Cross-default or material adverse change provisions contained in the debt agreements allow the holders of substantially all of the Company’s debt to demand immediate repayment. The Company would not be able to repay this indebtedness if the applicable lenders demanded repayment. Although the Company does not anticipate that such demands will be made, the continued forbearance on the part of the Company’s lenders cannot be assured at this time. In addition, the Company’s working capital line of credit matured in January 2005. The Company has received proposed terms from the bank for a renewal and believes it will be able to reach an agreement, but to date no such renewal has been executed. Given that events of default exist under the Company’s debt agreements and that the working capital line of credit has expired, the Company does not have access to working capital advances. Any demands for repayment by lenders or the inability to obtain waivers or refinance the related debt would have a material adverse impact on the financial position, results of operations and cash flows of the Company. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Financial Resources.”

Cross-Defaults Under Debt and Leases.

As noted above, as of December 31, 2004, the Company was not in compliance with certain of its debt covenants. An event of default under the Company’s debt agreements could lead to actions by the lenders that could result in an event of default under the Company’s lease agreements covering a majority of its nursing facilities. In addition, the Company has obtained professional liability insurance coverage for its nursing homes that is less than amounts required in the Omega Master Lease. The Company has not obtained waivers of the non-compliance. The Master Lease provides that a default with respect to one facility is a default with respect to the entire Master Lease. In addition, certain of the Company’s debt agreements provide that a default under any of the Company’s leases constitutes a default under the debt agreements. Should such a default occur in the related lease agreements, the lessor would have the right to terminate the lease agreements.

Health Care Industry.

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

Dependence on Reimbursement by Third-Party Payors.

Substantially all of the Company’s nursing home revenues are directly or indirectly dependent upon reimbursement from third-party payors, including the Medicare and Medicaid programs, and private insurers. For the year ended December 31, 2004, the Company’s patient and resident revenues from continuing operations derived from Medicaid, Medicare and private pay sources were approximately 61.2%, 27.6%, and 11.2%, respectively. Changes in the mix of the Company’s patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may affect the Company’s net revenues and profitability. The net revenues and profitability of the Company are also affected by the continuing efforts of all payors to contain or reduce the costs of health care. Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue.

Under the current law, Medicare reimbursements for nursing facilities were reduced following the October 1, 2002 expiration of two temporary payment increases enacted as part of earlier Medicare enhancement bills. While Centers for Medicare and Medicaid Services (“CMS”) announced two increases to skilled nursing facility rates effective October 2003, and will continue certain add-ons for high-acuity patients until CMS refines the Resource Utilization Group (“RUG”) system, there can be no assurances that payments from the Medicare program will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to Medicare patients. Any reduction in government spending for long-term health care would have an adverse effect on the operating results and cash flows of the Company.

The President’s proposed budget for the fiscal year beginning October 1, 2005 includes the effects of the refinement of the RUG system and provides for the elimination of the reimbursement add-ons for high acuity patients. The elimination of these add-ons, if implemented, will reduce the Company’s revenue and cash flow before taxes by approximately $3.6 million per year.

In addition, the President’s proposed budget includes a provision for the reduction of reimbursement for cross-over bad debt expense. If implemented, this provision may reduce the Company’s revenue and cash flow before taxes by approximately $150,000 per year once fully phased in. However, the ultimate impact of the reduction could be further impacted by additional reimbursement changes as states deal with the implementation of this change.

A number of state governments, including several of the Company’s operating states, have announced projected budget shortfalls and/or deficit spending situations. In addition, the President’s proposed budget calls for a significant reduction in the amount of Federal funds provided to the state Medicaid systems. Possible actions by these states include reductions of Medicaid reimbursement to providers such as the Company or the failure to increase Medicaid reimbursements to cover increased operating costs.

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

Government Regulation.

The United States government and all states in which the Company operates regulate various aspects of its business. Various federal and state laws regulate relationships among providers of services, including employment or service contracts and investment relationships. The operation of long-term care facilities and the provision of services are also subject to extensive federal, state, and local laws relating to, among other things, the adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, environmental compliance, compliance with the Americans with Disabilities Act, fire prevention and compliance with building codes. A 2003 fire at a skilled nursing facility in Tennessee with which the Company had no connection has caused legislators and others to focus on existing fire codes. Some of the Company’s facilities do not have sprinkler systems, although the Company expects to install or upgrade sprinkler systems in seven facilities over the next three years. While the Company works to comply with all applicable codes and to ensure that all mechanical systems are working properly, a fire or a failure of such systems at one or more of the Company’s facilities, or changes in applicable safety codes or in the requirements for such systems, could have a material adverse impact on the Company.

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

Increased Regulatory Scrutiny.

The Office of Inspector General (“OIG”), the enforcement arm of the Medicare program, formulates a formal work plan each year for nursing homes. The OIG’s most recent work plan indicates that access to care, quality of care, survey deficiencies, compliance with minimum data set reporting, resident assessment and care planning, and the medical necessity of services billed will be an investigative focus in 2005. The Company cannot predict the likelihood, scope or outcome of any such investigations on its facilities.

Self-Referral and Anti-Kickback Legislation.

The health care industry is highly regulated at the state and federal levels. In the United States, various state and federal laws regulate the relationships between providers of health care services, physicians, and other clinicians. These self-referral laws impose restrictions on physician referrals for designated health services to entities with which they have financial relationships. These laws also prohibit the offering, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare or state health care program patients or patient care opportunities for the purchase, lease or order of any item or service that is covered by the Medicare and Medicaid programs. To the extent that the Company, any facility with which it does business, or any of their owners or directors have a financial relationship with each other or with other health care entities providing services to long-term care patients, such relationships could be subject to increased scrutiny. There can be no assurance the Company’s operations will not be subject to review, scrutiny, penalties or enforcement actions under these laws, or that these laws will not change in the future. Violations of these laws may result in substantial civil or criminal penalties for individuals or entities, including large civil monetary penalties and exclusion from participation in the Medicare or Medicaid programs. Such exclusion or penalties, if applied to the Company, could have a material adverse effect on the profitability of the Company.

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

Competition.

The long-term care industry generally, and the nursing home and assisted living center businesses particularly, are highly competitive. The Company faces direct competition for the acquisition of facilities. In turn, its facilities face competition for employees, patients and residents. Some of the Company’s present and potential competitors are significantly larger and have or may obtain greater financial and marketing resources than those of the Company. Some hospitals that provide long-term care services are also a potential source of competition to the Company. In addition, the Company may encounter substantial competition from new market entrants. Consequently, there can be no assurance that the Company will not encounter increased competition in the future, which could limit its ability to attract patients or residents or expand its business, and could materially and adversely affect its business or decrease its market share.

Anti-takeover Considerations.

The Company is authorized to issue up to 400,000 shares of preferred stock, the rights of which may be fixed by the Board of Directors without shareholder approval. In November 2000, the Company issued 393,658 shares of the Company’s Series B Redeemable Convertible Preferred Stock to Omega Healthcare Investors, Inc. in connection with the Settlement and Restructuring Agreement. In March 2005, the Board of Directors approved an amendment to the Company’s Shareholder Rights Plan (the “Plan”), which was originally adopted in 1995. The amendment extends the expiration date of the Plan to March 20, 2010 and changes the exercise price of the rights under the Plan to $15. The Plan is intended to encourage potential acquirors to negotiate with the Company’s Board of Directors and to discourage coercive, discriminatory and unfair proposals. The Company’s stock incentive plans provide for the acceleration of the vesting of options in the event of certain changes in control (as defined in such plans). The Company’s Certificate of Incorporation (the “Certificate”) provides for the classification of its Board of Directors into three classes, with each class of directors serving staggered terms of three years. The Company’s Certificate requires the approval of two-thirds of the outstanding shares to amend certain provisions of the Certificate. Section 203 of the Delaware General Corporate Law restricts the ability of a Delaware corporation to engage in any business combination with an interested shareholder. Provisions in the executive officers’ employment agreements provide for post-termination compensation, including payment of amounts up to 2.5 times their annual salary, following certain changes in control. Certain changes in control of the Company also constitute an event of default under the Company’s bank credit facility. The foregoing matters may, together or separately, have the effect of discouraging or making more difficult an acquisition or change of control of the Company.

Business.

Advocat provides a broad range of long-term care services to the elderly including assisted living, skilled nursing and ancillary health care services. As of December 31, 2004, Advocat’s continuing operations include 57 facilities composed of 43 nursing homes containing 4,505 licensed beds and 14 assisted living facilities containing 987 units.

The Company’s facilities provide a range of health care services to its residents. In addition to the nursing and social services usually provided in long-term care facilities, the Company offers a variety of rehabilitative, nutritional, respiratory, and other specialized ancillary services. As of December 31, 2004, the Company operates facilities in Alabama, Arkansas, Florida, Kentucky, North Carolina, Ohio, Tennessee, Texas, and West Virginia.

The Company, in its role as owner or lessee, is responsible for the day-to-day operations of all operated facilities. These responsibilities include recruiting, hiring, and training all nursing and other personnel, and providing resident care, nutrition services, marketing, quality improvement, accounting, and data processing services for each facility. The lease agreements pertaining to the Company’s 37 leased facilities are “triple net” leases, requiring the Company to maintain the premises, pay taxes and pay for all utilities. The leases typically provide for an initial term of 2

1/2 to 15 years with renewal options up to 10 years. The average remaining term of the Company’s lease agreements, including renewal options, is approximately 13.3 years.

Divestitures.

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

In November 2004, the Company sold certain assets of its medical supply business, Advocat Distribution Services. A lease for three nursing homes in Texas expired in 2004. The Company sold two nursing homes in Texas effective February 1, 2005. The Company terminated 16 assisted living facility leases in 2002, one assisted living facility lease in 2003 and closed another assisted living facility in 2003. The Company sold a nursing home in Florida in the fourth quarter of 2002.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the consolidated financial statements of the Company have been reclassified to reflect these divestitures as discontinued operations.

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

Nursing Home and Assisted Living Facility Services.

Operations. As of December 31, 2004, the Company’s continuing operations include 43 nursing homes with 4,505 licensed beds and 14 assisted living facilities with 987 units as set forth below:

	Facilities	Licensed Beds
Nursing Homes(1)
Owned	8	822
Leased	35	3,683

Total	43	4,505

	Facilities	Units
Assisted Living Facilities (2)
Owned	12	924
Leased	2	63

Total	14	987

(1)	In February 2005, the Company sold two owned nursing homes with 124 licensed beds in Texas. These facilities are classified as part of discontinued operations and are excluded from this table.

(2)	Facilities that provide both nursing care and assisted living services are counted as nursing homes although their units are classified as either nursing home beds or assisted living units. The Company operates three such facilities.

For the year ended December 31, 2004, the Company’s net patient and resident revenues related to continuing operations were $202.8 million.

Nursing Home Services. The nursing homes operated by the Company provide skilled nursing health care services, including room and board, nutrition services, recreational therapy, social services, and housekeeping and laundry services. The Company’s nursing homes in its continuing operations range in size from 48 to 180 licensed beds. The nursing homes dispense medications prescribed by the patients’ physicians. In addition, a plan of care is developed by professional nursing staff for each resident. In an effort to increase revenues, the Company also provides for the delivery of ancillary medical services at the nursing homes it operates. These specialty services include rehabilitation therapy services, such as audiology, speech, occupational and physical therapies, which are provided through licensed therapists and registered nurses, and the provision of medical supplies, nutritional support, infusion therapies, and related clinical services. From October 2001 until November 2004, the Company contracted with a regional rehabilitation company to provide financial and clinical management of the Company’s therapists, but terminated that contract effective December 1, 2004, and now provides those services directly. The Company hired the employees of the former contractor, and believes that providing these services directly will be allow for more effective management of the therapy function while containing the total cost. The Company has historically contracted with third parties for a fee to assist in the provision of various ancillary services to the Company’s patients. The Company owns an ancillary service business through which it provides enteral nutritional support services directly to patients. In November 2004, the Company sold its medical supply business, and now provides medical supplies through contracts with third parties.

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

Operating and Growth Strategy.

The Company’s objective is to be the provider of choice of health care and related services to the elderly in the communities in which it operates. The Company achieves this objective by:

Provide a Broad Range of Cost-Effective Services. The Company’s objective is to provide a variety of services in a broad continuum of care which will meet the ever changing needs of the elderly. The Company’s expanded service offering currently includes assisted living, skilled nursing (including Alzheimer and Dementia Care), comprehensive rehabilitation services and medical supply and nutritional support services. By addressing varying levels of acuity, the Company works to meet the needs of the elderly population it serves for a longer period of time and to establish a reputation as the provider of choice in a particular market. Furthermore, the Company believes it is able to deliver quality services cost-effectively, thereby expanding the elderly population base that can benefit from the Company’s services, including those not otherwise able to afford private-pay assisted living services.

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

Key elements of the Company’s growth strategy are to:

Increase Revenues and Profitability at Existing Facilities. The Company’s strategy includes increasing facility revenues and profitability levels through increasing occupancy levels, maximizing reimbursement rates and containing costs. Ongoing initiatives to promote higher occupancy levels and improved payor and case mixes at its nursing homes and assisted living facilities include programs to improve customer service, new contracts for insurance and other services, and units for specialized care services developed at certain facilities.

Consider Divestiture of Selected Facilities. Management has from time to time evaluated certain facilities for possible divestiture. As noted above, the Company sold DCMS, its Canadian subsidiary, in 2004. The Company terminated the leases on two Florida nursing homes during 2001 and sold another owned Florida nursing home during 2002. In 2002, the

Company terminated leases on 16 assisted living facilities, and in 2003 the Company terminated the lease on one assisted living facility and closed another assisted living facility. In 2004, the Company sold certain assets of its medical supply distribution business and terminated the leases on three Texas nursing homes. The Company sold two additional Texas homes in February 2005. The Company continues to evaluate the other leased and owned facilities for possible divestiture. Although there are no agreements in place, nor can there be any assurance that any divestitures will occur, the Company will continue to evaluate any options that could improve liquidity and/or operating results.

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

Description of Lease Agreements.

The Company’s current operations include 37 long-term care facilities subject to operating leases, including 35 owned or financed by Omega Healthcare Investors, Inc. (“Omega”) and two owned by other parties. A lease covering three facilities owned by Counsel Corporation (together with its affiliates, “Counsel”) was terminated during 2004. The Company’s operating leases generally require the Company to pay stated rent, subject to increases based on changes in the Consumer Price Index, a minimum percentage increase, or increases in the net revenues of the leased properties. Certain of the leases require the Company to pay certain scheduled rent increases. The Company’s leases are “triple-net,” requiring the Company to maintain the premises, pay taxes, and pay for all utilities. The Company generally grants its lessor a security interest in the Company’s personal property located at the leased facility. The leases generally require the Company to maintain a minimum tangible net worth and prohibit the Company from operating any additional facilities within a certain radius of each leased facility. The Company is generally required to maintain comprehensive insurance covering the facilities it leases as well as personal and real property damage insurance and professional liability insurance. The failure to pay rentals within a specified period or to comply with the required operating and financial covenants, including insurance coverage, generally constitutes a default, which default, if uncured, permits the lessor to terminate the lease and assume the property and the contents within the facilities. In all cases where mortgage indebtedness exists with respect to a leased facility, the Company’s interest in the premises is subordinated to that of the lessors’ mortgage lenders.

Omega Leases. On November 8, 2000, the Company entered into a 10-year restructured lease agreement (the “Settlement and Restructuring Agreement”) with Omega. The Settlement and Restructuring Agreement, effective as of October 1, 2000, provides for reduced future lease costs under an amended lease agreement covering all nursing homes leased from Omega (the “Omega Master Lease”). All of the accounts receivable, equipment, inventory and other assets of the facilities leased pursuant to the Omega Master Lease have been pledged as security under the Omega Master Lease. The initial term of the Omega Master Lease is ten years, expiring September 30, 2010, with an additional ten-year renewal term at the option of the Company, assuming no defaults. As discussed below, the Company is not currently in compliance with certain covenants of the Omega Master Lease. Lease payments were $10,875,000 during the first two years of the Omega Master Lease. During subsequent years, increases in the lease payments are equal to the lesser of two times the consumer price index or 3.0%. The Company is recording all scheduled rent increases, including the 3.0% rent increases, as additional lease expense on a straight-line basis over the initial lease term.

The Omega Master Lease required the Company to fund capital expenditures related to the leased facilities totaling $1,000,000 during the first two years of the initial lease term. The Company is also required to fund annual capital expenditures equal to $325 per licensed bed over the initial lease term (annual required capital expenditures of $994,000), subject to adjustment for increases in the Consumer Price Index. Total required capital expenditures over the initial lease term are $10,940,000. These required capital expenditures are depreciated on a straight-line basis over the remaining initial lease term.

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

As of December 31, 2004, the Company is not in compliance with certain debt covenants. Such events of default under the Company’s debt agreements could lead to actions by the lenders that could result in an event of default under the Omega Master Lease. In addition, effective March 9, 2002, the Company obtained professional liability insurance coverage that is less than the coverage required by the Omega Master Lease. The Company has not obtained a waiver. Upon a default in the Omega Master Lease, the lessor has the right to terminate the lease agreements and assume operating rights with respect to the leased properties. The net book value of property and equipment, including leasehold improvements, related to these facilities total approximately $4.2 million as of December 31, 2004.

Florida Leases. Effective April 1, 2003, the Company entered into leases for four nursing home facilities in Florida that had previously been managed by the Company under management contracts. Accordingly, the results of operations of these facilities are included in the Company’s results of operations beginning April 1, 2003. Omega holds mortgages on these properties and the Company makes the lease payments directly to Omega. The leases expire December 31, 2005. Lease payments of $1,498,000 are required each year. Additional rent may be imposed based on the profitability of the facilities.

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

Facilities.

The following table summarizes certain information with respect to the nursing homes and assisted living facilities owned and leased by the Company as part of continuing operations as of December 31, 2004:

	Nursing Homes		Assisted Living Facilities
	Number	Licensed Beds	Number(1)	Units
Operating Locations:
Alabama	6	711	0	52
Arkansas	13	1,411	2	24
Florida	5	502	0	0
Kentucky	6	474	0	4
North Carolina	0	0	12	907
Ohio	1	151	0	0
Tennessee	5	617	0	0
Texas(2)	5	489	0	0
West Virginia	2	150	0	0

	43	4,505	14	987

	Nursing Homes		Assisted Living Facilities
	Number	Licensed Beds	Number(1)	Units
Classification:
Owned	8	822	12	924
Leased	35	3,683	2	63

Total	43	4,505	14	987

(1)	Facilities that provide both nursing care and assisted living services are counted as nursing homes. The Company operates two such facilities in Alabama and one in Kentucky.

(2)	In February 2005, the Company sold two nursing homes with 124 licensed beds in Texas. These facilities have been classified as part of discontinued operations and are not included in this table.

Organization.

The Company’s long-term care facilities are currently organized into seven regions, each of which is supervised by a regional vice president. The regional vice president is generally supported by nursing, human resource personnel, marketing and clerical personnel, all of whom are employed by the Company. The day-to-day operations of each owned or leased nursing home are supervised by an on-site, licensed administrator. The administrator of each nursing home is supported by other professional personnel, including a medical director, who assists in the medical management of the facility, and a director of nursing, who supervises a staff of registered nurses, licensed practical nurses, and nurses aides. Other personnel include dietary staff, activities and social service staff, housekeeping, laundry and maintenance staff, and a business office staff. Each assisted living facility owned or leased by the Company is supervised by an on-site administrator, who is supported by a director of resident care, a director of food services, an activities coordinator, dietary, housekeeping and laundry staff. All personnel at the leased or owned facilities, including the administrators, are employed by the Company.

The Company has in place a Continuous Quality Improvement (“CQI”) program, which is focused on identifying opportunities for improvement, as well as overseeing the initiation and effectiveness of interventions. The CQI program was designed to meet accreditation standards and to exceed state and federal government regulations. The Company conducts monthly audits to monitor adherence to the standards of care established by the CQI program at each facility which it owns or leases. The facility administrator, with assistance from regional nursing personnel, is primarily responsible for adherence to the Company’s quality improvement standards. In that regard, the annual operational objectives established by each facility administrator include specific objectives with respect to quality of care. Performance of these objectives is evaluated quarterly by the regional vice president or manager, and each facility administrator’s incentive compensation is based, in part, on the achievement of the specified quality objectives. Issues regarding quality of care and resident care outcomes are addressed routinely by senior management. The Company also has established a quality improvement committee consisting of nursing representatives from each region. This committee periodically reviews the Company’s quality improvement programs and conducts facility audits.

Competition.

The long-term care business is highly competitive. The Company faces direct competition for additional facilities, and the facilities operated by the Company face competition for employees, patients and residents. Some of the Company’s present and potential competitors for acquisitions are significantly larger and have or may obtain greater financial and marketing resources. Competing companies may offer new or more modern facilities or new or different services that may be more attractive to patients, residents or facility owners than some of the services offered by the Company.

The nursing homes and assisted living facilities operated by the Company compete with other facilities in their respective markets, including rehabilitation hospitals, other “skilled” and personal care residential facilities. In the few urban markets in which the Company operates, some of the long-term care providers with which the Company’s facilities compete are significantly larger and have or may obtain greater financial and marketing resources than the Company’s facilities. Some of these providers are not-for-profit organizations with access to sources of funds not available to the facilities operated by the Company. Construction of new long-term care facilities near the Company’s existing facilities could adversely affect the Company’s business. Management believes that the most important competitive factors in the long-term care business are: a facility’s local reputation with referral sources, such as acute care hospitals, physicians, religious groups, other community organizations, managed care organizations, and a patient’s family and friends; physical plant condition; the ability to identify and meet particular care needs in the community; the availability of qualified personnel to provide the requisite care; and the rates charged for services. There is limited, if any, price competition with respect to Medicaid and Medicare patients, since revenues for services to such patients are strictly controlled and are based on fixed rates and cost reimbursement principles. Although the degree of success with which the Company’s facilities compete varies from location to location, management believes that its facilities generally compete effectively with respect to these factors.

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

The Company’s assisted living facilities are also subject to state and local licensing requirements.

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

Reimbursement. A significant portion of the Company’s revenues is derived from government-sponsored health insurance programs. The nursing homes operated by the Company derive revenues under Medicaid, Medicare and private pay sources. The assisted living facilities derive revenues from Medicaid and similar programs as well as from private pay sources. The Company employs specialists in reimbursement at the corporate level to monitor regulatory developments, to comply with reporting requirements, and to maximize payments to its operated nursing homes. It is generally recognized that all government-funded programs have been and will continue to be under cost containment pressures, but the extent to which these pressures will affect the Company’s future reimbursement is unknown.

The BBA contained numerous Medicare and Medicaid cost-saving measures which have negatively impacted the entire long-term care industry. During 1999 and 2000, certain amendments to the BBA were enacted, including the Balanced Budget Reform Act of 1999 (“BBRA”) and the Benefits Improvement and Protection Act of 2000 (“BIPA”). The BBRA included a four percent across-the-board increase in payments to skilled nursing facilities for Fiscal Years 2001 and 2002 and a temporary 20 percent increase to 15 Resource Utilization Groups (RUGs) for patients considered medically complex. These changes became effective on October 1, 2000. The BIPA increased the inflation update to the full market basket in Fiscal Year 2001 and raised the nursing component of the RUGs by 16.6 percent in an effort to improve prospective payment system (“PPS”) nursing staff ratios. Additionally, the BIPA spread the BBRA 20 percent increase to the three rehabilitation RUGs across all 14 special rehabilitation RUGs as a 6.7 percent increase. The other RUGs changed in the BBRA maintained the 20 percent increase. These changes went into effect on April 1, 2001.

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

The President’s proposed budget for the fiscal year beginning October 1, 2005 includes the effects of the refinement of the RUG system and provides for the elimination of the reimbursement add-ons for high acuity patients. The elimination of these add-ons, if implemented, will reduce the Company’s revenue and cash flow before taxes by approximately $3.6 million per year.

In addition, the President’s proposed budget includes a provision for the reduction of reimbursement for cross-over bad debt expense. If implemented, this provision may reduce the Company’s revenue and cash flow before taxes by approximately $150,000 per year once fully phased in. However, the ultimate impact of the reduction could be further impacted by additional reimbursement changes as states deal with the implementation of this change.

Reduction in health care spending has become a national priority in the United States, and the field of health care regulation and reimbursement is a rapidly evolving one. For the fiscal year ended December 31, 2004, the Company derived 27.6% and 61.2% of its total patient and resident revenues related to continuing operations from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on the Company’s profitability. The Company is unable to predict which reform proposals or reimbursement limitations will be adopted in the future, or the effect such changes would have on its operations. In addition, private payors, including managed care payors, are increasingly demanding that providers accept discounted fees or assume all or a portion of the financial risk for the delivery of health care services. Such measures may include capitated payments, which can result in significant losses to health care providers if patients require expensive treatment not adequately covered by the capitated rate.

HIPAA Compliance. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) has mandated an extensive set of regulations to standardize electronic patient health, administrative and financial data transactions, and to protect the privacy of individually identifiable health information. The Company has a HIPAA Compliance Committee and designated privacy and security officers.

The HIPAA regulations related to privacy establish comprehensive federal standards relating to the use and disclosure of individually identifiable health information or protected health information. The privacy regulations establish limits on the use and disclosure of protected health information, provide for patients’ rights, including rights to access, request amendment of, and receive an accounting of certain disclosures of protected health information, and require certain safeguards for protected health information. In addition, each covered entity must contractually bind individuals and entities that furnish services to the covered entity or perform a function on its behalf, and to which the covered entity discloses protected health information, to restrictions on the use and disclosure of that information. In general, the privacy regulations do not supersede state laws that are more stringent or grant greater privacy rights to individuals. Thus, the Company must reconcile the privacy regulations and other state privacy laws. The Company’s operations that are regulated by HIPAA were required to be in compliance with the privacy regulations by April 14, 2003. The Company believes its operations are in material compliance with the privacy regulations, but there can be no assurance that the federal government would determine that the Company is in compliance.

The HIPAA security regulations establish detailed requirements for safeguarding protected health information that is electronically transmitted or electronically stored. The Company is required to comply with the security regulations by April 21, 2005. Some of the security regulations are technical in nature, while others may be addressed through policies and procedures. The Company is unable to predict what changes might be made to the security regulations, or what guidance might be provided by the government, whether prior to the April 21, 2005 compliance deadline or after, or how those changes or guidance might impact its business. The effect of the security regulations on the Company’s business is difficult to predict and there can be no assurances the Company will adequately address the risks associated with the security regulations.

The HIPAA transaction standards are intended to simplify the electronic claims process and other healthcare transactions by encouraging electronic transmission rather than paper submission. These regulations provide for uniform standards or data reporting, formatting and coding that the Company must use in certain transactions with health plans. The Company’s compliance date for these regulations was October 16, 2003 and the Company implemented or upgraded computer and information systems as it believed necessary to comply with the new regulations.

Although the Company believes that it is in material compliance with these HIPAA regulations with which compliance is currently required, the HIPAA regulations are expected to continue to impact the Company operationally and financially and may pose increased regulatory risk.

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

Recently, government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of fraud and abuse statutes and regulations and quality of care issues in the skilled nursing profession in general. Violations of these laws and regulations could result in exclusion from government health care programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Compliance with such laws and regulations is subject to ongoing government review and interpretation, as well as regulatory actions which may be unknown or unasserted at this time. The Company has been a defendant in one such false claims action, as well as suits brought by the State of Arkansas involving alleged false claims actions, as described under “Item 3. Legal Proceedings.”

Licensure and regulation of assisted living facilities varies considerably from state to state, although the trend is toward increased regulation. In North Carolina, the Company’s facilities must pass annual surveys and the state has established base-level requirements that must be maintained. Such requirements include or relate to staffing ratios, space, food service, activities, sanitation, proper medical oversight, fire safety, resident assessments and employee training programs.

Payor Sources.

The Company classifies its revenues from patients and residents into three major categories: Medicaid, Medicare and private pay. In addition to traditional Medicaid revenues, the Company includes within the Medicaid classification revenues from other programs established to provide benefits to those in need of financial assistance in the securing of medical services, such as the North Carolina state and county special assistance programs. Medicare revenues include revenues received under both Part A and Part B of the Medicare program. The Company classifies payments from individuals who pay directly for services without government assistance as private pay revenue. The private pay classification also includes revenues from commercial insurers, HMOs, and other charge-based payment sources. Veterans Administration payments are included in private pay and are made pursuant to renewable contracts negotiated with these payors.

The following table sets forth net patient and resident revenues related to continuing operations by payor source for the Company for the years presented:

	Year Ended December 31,
	(Dollars in thousands)
	2004		2003		2002
Medicaid(1)	$124,066	61.2%	$116,749	63.6%	$104,008	64.3%
Medicare	56,018	27.6	45,700	24.9	39,252	24.2
Private Pay (1)	22,735	11.2	20,997	11.5	18,574	11.5

Total	$202,819	100.0%	$183,446	100.0%	$161,834	100.0%

(1)	Includes assisted living facility revenues. The mix of Medicaid, Medicare and private pay for nursing homes in 2004 was 59.6%, 29.4% and 11.0%, respectively.

Patient and residential service is generally provided and charged in daily service units, commonly referred to as patient and resident days. The following table sets forth patient and resident days by payor source for the Company’s continuing operations for the years presented:

	Year Ended December 31,
	2004		2003		2002
Medicaid(1)	1,115,114	74.5%	1,126,958	75.8%	1,090,710	77.1%
Medicare	161,030	10.8	144,015	9.7	120,344	8.5
Private Pay (1)	220,988	14.7	215,985	14.5	203,642	14.4

Total	1,497,132	100.0%	1,486,958	100.0%	1,414,696	100.0%

(1)	Includes assisted living facility days. The mix of Medicaid, Medicare and private pay for nursing homes in 2004 was 73.8%, 12.9%, and 13.3%, respectively.

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

The Company has essentially exhausted all general and professional liability insurance available for claims first made during the period from March 9, 2001 through March 9, 2003, and the Company has only a small amount of insurance left for claims made during the period from March 9, 2003 to March 9, 2004. For claims made during the period from March 10, 2004 through March 9, 2005, the Company maintains insurance with coverage limits of $250,000 per medical incident and total aggregate policy coverage limits of $500,000. The Company is self-insured for the first $25,000 per occurrence with no aggregate limit. As of December 31, 2004, payments already made by the insurance carrier for this policy year have reduced the remaining aggregate coverage amount, and the Company has approximately $0.4 million of coverage remaining, although a significant portion of this remaining coverage was used in the first two months of 2005. For claims made during the period from March 10, 2005 through March 9, 2006, the Company maintains insurance with coverage limits of $250,000 per medical incident and total aggregate policy coverage limits of $500,000. The Company is self-insured for the first $25,000 per occurrence with no aggregate limit.

For claims made during the period March 9, 2000 through March 9, 2001, the Company is self-insured for the first $500,000 per occurrence with no aggregate limit for the Company’s United States nursing homes. The policy has coverage limits of $1,000,000 per occurrence, $3,000,000 per location and $12,000,000 in the aggregate. The Company also maintains umbrella coverage of $15,000,000 in the aggregate for claims made during this period. As of December 31, 2004, payments already made by the insurance carrier for this policy year have reduced the remaining aggregate coverage amount.

Prior to March 9, 2000, the Company was insured on an occurrence basis. For the policy period January 1, 1998 through February 1, 1999 and for the policy period February 1, 1999 through March 9, 2000, the Company had insurance, including excess liability coverage, in the total amount of $50,000,000 per policy. As of December 31, 2004, payments already made by the insurance carriers for these policy years have significantly reduced the remaining aggregate coverage amount in each of the policy periods, but coverage has not been exhausted in either policy period.

Effective October 1, 2001, the Company’s United States assisted living properties were added to the Company’s insurance program for United States nursing home properties and are covered under the same policies as the Company’s nursing facilities. Prior to October 1, 2001, the Company’s United States assisted living facilities maintained occurrence based insurance and a $15,000,000 aggregate umbrella liability policy. As of December 31, 2004, payments already made by the insurance carriers have significantly reduced the remaining aggregate coverage, but coverage has not been exhausted.

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

Reserve for Estimated Self-Insured Professional Liability Claims.

Because the Company anticipates that its actual liability for existing and anticipated claims will exceed the Company’s limited professional liability insurance coverage, the Company has recorded total liabilities for professional liability and other claims of $42.9 million as of December 31, 2004. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof.

The Company records its estimated liability for these professional liability claims based on the results of a third-party actuarial analysis. Each quarter, amounts are added to the accrual for estimates of anticipated liability for claims incurred during that period. These estimates are assessed and adjusted quarterly as claims are actually reported, as lawsuits are filed, and as those actions are actually resolved. As indicated by the chart of reserves by policy year set forth below, final determination of the Company’s actual liability for claims incurred in any given period is a process that takes years. At each quarter end, the Company records any revisions in estimates and differences between actual settlements and reserves, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Any increase in the accrual decreases income in the period, and any reduction in the accrual increases income during the period. Although the Company retains a third-party actuarial firm to assist management in estimating the appropriate accrual for these claims, professional liability claims are inherently uncertain, and the liability associated with anticipated claims is very difficult to estimate. As a result, the Company’s actual liabilities may vary significantly from the accrual, and the amount of the accrual has and may continue to fluctuate by a material amount in any given quarter. Each change in the amount of this accrual will directly affect the Company’s reported earnings for the period in which the change in accrual is made.

In the year ended December 31, 2004, the Company reported net income from continuing operations of $4.4 million, caused in part by downward adjustments in the Company’s accrual for self-insured risks associated with professional liability claims. These adjustments were primarily the result of the effects of settlements of certain claims for amounts less than previously estimated. These downward adjustments more than offset the accrual for claims arising and expected to arise from events occurring during 2004. While each quarterly adjustment to the recorded liability for professional liability claims affects reported income, these changes do not directly affect the Company’s cash position because the accrual for these liabilities is not funded. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof. In the event a significant judgment is entered against the Company in one or more legal actions in which there is no or insufficient professional liability insurance, the Company anticipates that payment of the judgment amounts would require cash resources that would be in excess of the Company’s available cash or other resources. Any such judgment could have a material adverse impact on the Company’s financial position and cash flows.

The following summarizes the Company’s accrual for professional liability and other claims for each policy year as of the end of the period:

	December 31,
	2004	2003
Policy Year End March 9,
2005	$12,068,000	$—
2004	15,626,000	14,687,000
2003	10,041,000	19,620,000
2002	3,292,000	8,717,000
2001	952,000	2,513,000
Other	921,000	1,703,000

	$42,900,000	$47,240,000

Other Insurance.

With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. Prior to that time, the Company was self-insured for the first $250,000, on a per claim basis, for workers’ compensation claims in a majority of its United States nursing facilities. However, the insurance carrier providing coverage above the Company’s self insured retention has been declared insolvent by the applicable state insurance agency. As a result, the Company is completely self-insured for workers compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. For the policy period July 1, 2002 through June 30, 2003, the Company entered into a “high deductible” workers compensation insurance program covering the majority of the Company’s United States employees. Under the high deductible policy, the Company is self insured for the first $25,000 per claim, subject to an aggregate maximum out of pocket cost of $1.6 million, for the 12 month policy period. The Company has a letter of credit of $0.8 million securing its self insurance obligations under this program. The letter of credit is secured by a certificate of deposit of $0.8 million, which is reflected as “restricted cash” in the accompanying balance sheet. The reserve for the high deductible policy is based on known claims incurred and an estimate of incurred but not reported claims determined by an analysis of historical claims incurred. Effective June 30, 2003, and continuing for the policy year ending June 30, 2005, the Company entered into a new workers compensation insurance program that provides coverage for claims incurred with premium adjustments depending on incurred losses. Policy expense under this workers compensation policies for the years ending June 30, 2004 and 2005 may be increased or decreased from the level of initial premium payments by up to approximately $1.1 million and $2.0 million, respectively, depending upon the amount of claims incurred during the policy period. The Company has accounted for premium expense under these policies based on its estimate of the level of claims expected to be incurred, and has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate. The liability recorded by the Company for the self-insured obligations under these plans is $0.6 million as of December 31, 2004. Any adjustments of future premiums for workers compensation policies and differences between actual settlements and reserves for self-insured obligations are included in expense in the period finalized.

The Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $1.3 million at December 31, 2004. The differences between actual settlements and reserves are included in expense in the period finalized.

Employees.

As of February 1, 2005, the Company employed a total of approximately 4,961 individuals. Management believes that the Company’s employee relations are good. Approximately 158 of the Company’s employees are represented by a labor union.

A major component of the Company’s CQI program is employee empowerment initiatives, with particular emphasis placed on selection, recruitment, retention and recognition programs. Administrators and managers of the Company include employee retention and turnover goals in the annual facility, regional and personal objectives.

Although the Company believes it is able to employ sufficient nurses and therapists to provide its services, a shortage of health care professional personnel in any of the geographic areas in which the Company operates could affect the ability of the Company to recruit and retain qualified employees and could increase its operating costs. The Company competes with other health care providers for both professional and non-professional employees and with non-health care providers for non-professional employees. During 2004, the Company faced increased competition for workers due to tight labor markets and nursing shortages in most of the areas in which the Company operates.

Available Information.

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

ITEM 2. PROPERTIES

The Company owns 20 and leases 37 long-term care facilities. See “Item 1. Business – Description of Lease Agreements” and “– Facilities.” The Company leases approximately 19,000 square feet of office space in Franklin, Tennessee, that houses the executive offices of the Company, centralized management support functions, and the ancillary services supply operations. In addition, the Company leases its regional office with approximately 3,400 square feet of office space in Kernersville, North Carolina, and its regional office with approximately 3,000 square feet of office space in Ashland, Kentucky. Lease periods on these facilities generally range up to seven years. Regional executives for Alabama, Arkansas, Florida, Tennessee and Texas work from offices of up to 1,000 square feet each. Management believes that the Company’s leased properties are adequate for its present needs and that suitable additional or replacement space will be available as required.

ITEM 3. LEGAL PROCEEDINGS

The provision of health care services entails an inherent risk of liability. Participants in the health care industry are subject to an increasing number of lawsuits alleging malpractice, product liability, or related legal theories, many of which involve large claims and significant defense costs. The entire long-term care profession in the United States has experienced a dramatic increase in claims related to alleged negligence in providing care to its patients and the Company is no exception in this regard. The Company has numerous pending liability claims, disputes and legal actions for professional liability and other related issues. It is expected that the Company will continue to be subject to such suits as a result of the nature of its business. Further, as with all health care providers, the Company is potentially subject to the increased scrutiny of regulators for issues related to compliance with health care fraud and abuse laws.

As of December 31, 2004, the Company is engaged in 20 professional liability lawsuits. Some of these matters are currently scheduled for trial within the next year and additional cases may be set for trial during this period. The ultimate results of these or any other of the Company’s professional liability claims and disputes cannot be predicted. The Company has limited, and sometimes no, professional liability insurance with regard to most of these claims. In the event a significant judgment is entered against the Company in one or more of these legal actions in which there is no or insufficient professional liability insurance, the Company would not have available cash resources to satisfy the judgment. Further, settlement of these and other cases may require cash resources that would be in excess of the Company’s available cash or other resources. These potential future payments, whether of a judgment or in settlement of a disputed claim, could have a material adverse impact on the Company’s financial position and cash flows.

On September 8, 2004, the Company entered into a settlement agreement with the attorney General of the State of Arkansas setting forth the terms by which the Company resolved all civil claims and investigations commenced by the State of Arkansas prior to the entry of the agreement, including seven lawsuits then pending in the Circuit Court of Pulaski County, Arkansas alleging violations of the Arkansas Abuse of Adults Act and violation of the Arkansas Medicaid False Claims Act with respect to certain residents of facilities operated by the Company in Arkansas. Under the terms of the settlement, the Company is obligated (i) to pay $400,000 in equal monthly installments of $16,667 beginning on September 1, 2004 and ending on August 1, 2006, and (ii) to pay by no later than September 1, 2007, no less than $600,000 to install sprinkler systems in nursing homes within the State of Arkansas to be selected by the Company. The Company has incurred expenditures of approximately $158,000 to date toward the requirement to install sprinkler systems.

The Company was in a dispute with the owner of an assisted living facility in which the Company terminated the lease. This dispute was the subject of an arbitration hearing scheduled for June 2004. Prior to the arbitration hearing, the Company reached an agreement with the owner of the property for the settlement of all claims, and this settlement was executed in July 2004. In connection with this settlement, the Company agreed to make payments totaling $550,000 through February 2007, and to allow the property owner to draw on a $200,000 letter of credit that had been previously issued as security for the original lease. The Company recorded an additional charge of approximately $279,000 during the second quarter of 2004 in connection with the revised estimate of settlement charges and related legal costs.

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

In 2004, the Commonwealth of Kentucky notified the Company that it intended to recoup from the Company alleged overpayments for certain ancillary services provided at facilities currently operated in Kentucky. The overpayments sought by the Commonwealth related to operations during the period from June 30, 1991 to December 31, 1995. The Company began managing these facilities in December 1994 and became lessee of these facilities in September 1995, thus, the claimed overpayment related primarily to periods prior to the time the Company managed the facilities. The Company paid the alleged overpayments occurring on or after December 1, 1994, and reached agreement with the Commonwealth that it is not responsible for alleged overpayments occurring prior to that date.

In January 2005, the Company’s Medicare Fiscal intermediary implemented a prepayment review on approximately 80 Medicare Part B occupational therapy claims at 26 of the Company’s facilities. As a result, payments for occupational therapy and any other services on the same bill are being withheld. The Company believes that this prepayment review was a widespread review of occupational therapy services and was not limited to the Company’s facilities. The amounts billed are believed to be appropriate, but any change in reimbursement for these services could have an adverse impact on the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter (October 1, 2004 through December 31, 2004) of the fiscal year covered by this Annual Report on Form 10-K.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Common Stock of the Company was listed on the New York Stock Exchange under the symbol “AVC” through November 9, 1999. Since that time, the Company’s Common Stock has been traded on NASD’s OTC Bulletin Board under the symbol “AVCA.” The following table sets forth the high and low bid prices of the common stock for each quarter in 2003 and 2004:

Period	High	Low
2003 - 1st Quarter	.24	.13
2003 - 2nd Quarter	.36	.13
2003 - 3rd Quarter	.40	.13
2003 - 4th Quarter	.35	.14
2004 - 1st Quarter	1.78	.22
2004 - 2nd Quarter	2.02	1.18
2004 - 3rd Quarter	4.40	1.78
2004 - 4th Quarter	5.15	3.05

The Company’s Common Stock has been traded since May 10, 1994. On March 22, 2005, the closing price for the Common Stock was $5.10, as reported by PCQuote.com.

On March 22, 2005, there were approximately 315 holders of record of the Common Stock. Most of the Company’s shareholders have their holdings in the street name of their broker/dealer.

The Company has not paid cash dividends on its Common Stock and anticipates that, for the foreseeable future, any earnings will be retained for use in its business and no cash dividends will be paid. The Company is currently prohibited from issuing dividends under certain of its debt instruments.

The Company’s equity compensation plan information is incorporated by reference to the Company’s definitive proxy materials for the Company’s 2005 Annual Meeting of Shareholders.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected financial data of Advocat as of December 31, 2004, 2003, 2002, 2001 and 2000 and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 have been derived from the financial statements of the Company, and should be read in conjunction with the annual financial statements and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations. This selected financial data for all periods shown have been reclassified present the effects of certain divestitures as discontinued operations.

	Year Ended December 31,
	2004	2003	2002	2001	2000
Statement of Operations Data	(in thousands, except per share amounts)
REVENUES:
Patient revenues, net	$190,584	$171,491	$149,577	$140,104	$125,740
Resident revenues	12,235	11,955	12,257	12,097	13,412
Management fees	—	82	—	93	956

	202,819	183,528	161,834	152,294	140,108

EXPENSES:
Operating	157,716	144,732	123,573	115,193	104,267
Lease	15,317	14,910	13,714	13,765	13,290
Professional liability	(1,905)	15,137	15,022	19,514	6,801
General and administrative	12,543	11,502	11,786	11,650	9,952
Depreciation and amortization	4,734	4,647	4,623	4,452	3,956
Asset impairment and other charges	7,720	1,683	981	993	1,708

	196,125	192,611	169,699	165,567	139,974

OPERATING INCOME (LOSS)	6,694	(9,083)	(7,865)	(13,273)	134

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	784	—	—	—	—
Interest income	286	102	17	30	21
Interest expense	(3,069)	(3,091)	(3,717)	(4,735)	(5,566)

	(1,999)	(2,989)	(3,700)	(4,705)	(5,545)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$4,695	$(12,072)	$(11,565)	$(17,978)	$(5,411)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$4,449	$(12,072)	$(11,178)	$(17,978)	$(5,411)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of taxes	$(1,668)	$851	$(1,825)	$(4,066)	$1,619

NET INCOME (LOSS)	$2,781	$(11,221)	$(13,003)	$(22,044)	$(3,792)

INCOME (LOSS) PER SHARE:
Basic-
Continuing operations	$0.73	$(2.25)	$(2.08)	$(3.31)	$(1.00)

Discontinued operations	$(0.29)	$.16	$(0.34)	$(0.75)	$0.30

Net per common share	$0.44	$(2.09)	$(2.42)	$(4.06)	$(0.70)

Diluted-
Continuing operations	$0.68	$(2.25)	$(2.08)	$(3.31)	$(1.00)

Discontinued operations	$(0.26)	$.16	$(0.34)	$(0.75)	$0.30

Net per common share	$0.42	$(2.09)	$(2.42)	$(4.06)	$(0.70)

WEIGHTED AVERAGE SHARES:
Basic	5,660	5,493	5,493	5,493	5,492

Diluted	6,437	5,493	5,493	5,493	5,492

	December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data	(in thousands)
Working capital (deficit)	$(45,489)	$(54,302)	$(58,845)	$(64,429)	$(60,069)

Total assets	$72,392	$94,934	$88,871	$91,070	$101,756

Short-term borrowings and long-term debt including current portion	$47,024	$52,544	$53,926	$58,615	$60,319

Shareholders’ equity (deficit)	$(41,854)	$(42,759)	$(33,828)	$(20,619)	$2,142

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Advocat Inc. (together with its subsidiaries, “Advocat” or the “Company”) provides long-term care services to nursing home patients and residents of assisted living facilities in nine states, primarily in the Southeast. The Company’s facilities provide a range of health care services to their patients and residents. In addition to the nursing, personal care and social services usually provided in long-term care facilities, the Company offers a variety of comprehensive rehabilitation services as well as nutritional support services.

As of December 31, 2004, the Company’s continuing operations include 57 facilities, consisting of 43 nursing homes with 4,505 licensed beds and 14 assisted living facilities with 987 units. As of December 31, 2004, the Company’s continuing operations own 8 nursing homes and lease 35 others, and own 12 assisted living facilities and lease 2 others.

Effective April 1, 2003, the Company entered into leases for four nursing home facilities in Florida that had previously been managed by the Company under management contracts. Accordingly, the results of operations of these facilities are included in the Company’s results of operations beginning April 1, 2003.

Divestitures. The Company has made several divestitures through sale of assets and lease terminations. On May 11, 2004, the Company sold the stock of its Canadian subsidiary, Diversicare Canada Management Services Co., Inc. (“DCMS”). In November 2004, the Company sold certain assets of its medical supply business, Advocat Distribution Services. A lease covering three nursing homes in Texas expired in 2004. The Company sold two nursing homes in Texas effective February 1, 2005. The Company terminated 16 assisted living facility leases in 2002, one assisted living facility lease in 2003, and closed another assisted living facility in 2003. The Company sold a nursing home in Florida in the fourth quarter of 2002. Each of these facilities and businesses constitute components under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and, accordingly, the Company has reclassified the each of these components to discontinued operations .

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

Operating Data

The following table summarizes the Advocat statements of operations for the years ended December 31, 2004, 2003 and 2002, and sets forth this data as a percentage of revenues for the same years.

	Year Ended December 31,
	(Dollars in thousands)
	2004		2003		2002
Revenues:
Patient revenues, net	$190,584	94.0%	$171,491	93.4%	$149,577	92.4%
Resident revenues	12,235	6.0	11,955	6.5	12,257	7.6
Management fees	—	—	82	0.1	—	—

	202,819	100.0%	183,528	100.0%	161,834	100.0%

Expenses:
Operating	157,716	77.8	144,732	78.9	123,573	76.4
Lease	15,317	7.5	14,910	8.1	13,714	8.5
Professional liability	(1,905)	(0.9)	15,137	8.2	15,022	9.3
General & administrative	12,543	6.2	11,502	6.3	11,786	7.3
Depreciation & amortization	4,734	2.3	4,647	2.5	4,623	2.8
Asset impairment and other charges	7,720	3.8	1,683	0.9	981	0.6

	196,125	96.7	192,611	104.9	169,699	104.9

Operating income (loss)	6,694	3.3	(9,083)	(4.9)	(7,865)	(4.9)

Other income (expense):
Foreign currency transaction gain	784	0.4	—	—	—	—
Interest income	286	0.1	102	0.1	17	—
Interest expense	(3,069)	(1.5)	(3,091)	(1.7)	(3,717)	(2.3)

	(1,999)	(1.0)	(2,989)	(1.6)	(3,700)	(2.3)

Income (loss) from continuing operations before income taxes	4,695	2.3	(12,072)	(6.5)	(11,565)	(7.2)
Provision (benefit) for income taxes	246	0.1	—	—	(387)	(0.3)

Net income (loss) from continuing operations	$4,449	2.2%	$(12,072)	(6.5)%	$(11,178)	(6.9)%

The Company has incurred significant operating losses during 2003 and 2002, and although the Company reported a profit during 2004, that profit resulted primarily from non-cash expense reductions caused by downward adjustments in the Company’s accrual for self-insured risks associated with professional liability claims. The Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $42.9 million as of December 31, 2004. The Company does not have the cash or available resources to pay these accrued professional liability claims or any significant portion thereof. The Company has limited resources available to meet its operating, capital expenditure and debt service requirements during 2005. The Company has a working capital deficit of $45.5 million as of December 31, 2004. The Company has $37.4 million of scheduled debt maturities during 2005, including short-term debt, settlement promissory notes and current portions of long-term debt. The Company’s working capital line of credit expired in January 2005. The Company has received proposed terms from the bank for a renewal and believes it will be able to reach an agreement, but to date no such renewal has been executed. Given that events of default exist under the Company’s debt agreements and that the working capital line of credit has matured, the Company does not have access to working capital advances.

The following table presents data about the facilities operated by the Company as of the dates or for the years indicated:

	December 31,
	2004	2003	2002
Licensed Nursing Home Beds:
Owned – Continuing Operations	822	822	822
Leased – Continuing Operations	3,683	3,683	3,290
Managed – Continuing Operations	—	—	423
Discontinued Operations	124	2,575	2,603

Total	4,629	7,080	7,138

Assisted Living Units:
Owned – Continuing Operations	924	924	924
Leased – Continuing Operations	63	63	63
Discontinued Operations	—	2,978	2,512

Total	987	3,965	3,499

Total Beds/Units:
Owned – Continuing Operations	1,746	1,746	1,746
Leased – Continuing Operations	3,746	3,746	3,353
Managed – Continuing Operations	—	—	423
Discontinued Operations	124	5,553	5,115

Total	5,616	11,045	10,637

Facilities:
Owned – Continuing Operations	20	20	20
Leased – Continuing Operations	37	37	33
Managed – Continuing Operations	—	—	4
Discontinued Operations	2	43	41

Total	59	100	98

Average Occupancy-
Continuing Operations:
Nursing facilities	76.1%	76.9%	77.0%
Assisted living facilities	68.2	69.9	71.9

Total	74.7%	75.6%	76.1%

Discontinued Operations	82.9%	90.5%	88.9%

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

Self-Insurance Reserves

Self-insurance reserves primarily represent the accrual for self insured risks associated with general and professional liability claims, employee health insurance and workers compensation. The self insurance reserves include estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. The Company’s policy with respect to a significant portion of the general and professional liability claims is to use a third-party actuary to support the estimates recorded for the development of known claims and incurred but unreported claims. The Company’s health insurance reserve is based on known claims incurred and an estimate of incurred but unreported claims determined by an analysis of historical claims paid. The Company’s workers compensation reserve relates to periods of self insurance prior to May 1997 and a high deductible policy issued July 1, 2002 through June 30, 2003 covering most of the Company’s employees in the United States. The reserve for workers compensation self insurance prior to May 1997 consists only of known claims incurred and the reserve is based on an estimate of the future costs to be incurred for the known claims. The reserve for the high deductible policy issued July 1, 2002 is based on known claims incurred and an estimate of incurred but not reported claims determined by an analysis of historical claims incurred. Expected insurance coverages are reflected as a reduction of the reserves.

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

Because the Company anticipates that its actual liability for existing and anticipated claims will exceed the Company’s limited professional liability insurance coverage, the Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $42.9 million as of December 31, 2004. Such liabilities include estimates of legal costs. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof.

Although the Company retains a third-party actuarial firm to assist management in estimating the appropriate accrual for these claims, professional liability claims are inherently uncertain, and the liability associated with anticipated claims is very difficult to estimate. As a result, the Company’s actual liabilities may vary significantly from the accrual, and the amount of the accrual has and may continue to fluctuate by a material amount in any given quarter. Each change in the amount of this accrual will directly affect the Company’s reported earnings for the period in which the change in accrual is made.

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

Medicare Reimbursement

During 1997, the federal government enacted the Balanced Budget Act of 1997 (“BBA”), which has negatively impacted the entire long-term care industry. During 1999 and 2000, certain amendments to the BBA were enacted, including the Balanced Budget Reform Act of 1999 (“BBRA”) and the Benefits Improvement and Protection Act of 2000 (“BIPA”). The BBRA provided legislative relief in the form of increases in certain Medicare payment rates during 2000. In July 2001 CMS published a final rule updating payment rates for skilled nursing facilities under PPS. The new rules increased payments to skilled nursing facilities by an average of 10.3% beginning on October 1, 2001.

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

The President’s proposed budget for the fiscal year beginning October 1, 2005 includes the effects of the refinement of the RUG system and provides for the elimination of the reimbursement add-ons for high acuity patients. The elimination of these add-ons, if implemented, will reduce the Company’s revenue and cash flow before taxes by approximately $3.6 million per year.

In addition, the President’s proposed budget includes a provision for the reduction of reimbursement for cross-over bad debt expense. If implemented, this provision may reduce the Company’s revenue and cash flow before taxes by approximately $150,000 per year once fully phased in. However, the ultimate impact of the reduction could be further impacted by additional reimbursement changes as states deal with the implementation of this change.

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

The Company has essentially exhausted all general and professional liability insurance available for claims first made during the period from March 9, 2001 through March 9, 2003, and the Company has only a small amount of insurance left for claims made during the period from March 9, 2003 to March 9, 2004. For claims made during the period from March 10, 2004 through March 9, 2005, the Company maintains insurance with coverage limits of $250,000 per medical incident and total aggregate policy coverage limits of $500,000. The Company is self-insured for the first $25,000 per occurrence with no aggregate limit. As of December 31, 2004, payments already made by the insurance carrier for this policy year have reduced the remaining aggregate coverage amount, and the Company has approximately $0.4 million of coverage remaining, although a significant portion of this remaining coverage was used in the first two months of 2005. For claims made during the period from March 10, 2005 through March 9, 2006, the Company maintains insurance with coverage limits of $250,000 per medical incident and total aggregate policy coverage limits of $500,000. The Company is self-insured for the first $25,000 per occurrence with no aggregate limit.

For claims made during the period March 9, 2000 through March 9, 2001, the Company is self-insured for the first $500,000 per occurrence with no aggregate limit for the Company’s United States nursing homes. The policy has coverage limits of $1,000,000 per occurrence, $3,000,000 per location and $12,000,000 in the aggregate. The Company also maintains umbrella coverage of $15,000,000 in the aggregate for claims made during this period. As of December 31, 2004, payments already made by the insurance carrier for this policy year have reduced the remaining aggregate coverage amount.

Prior to March 9, 2000, the Company was insured on an occurrence basis. For the policy period January 1, 1998 through February 1, 1999 and for the policy period February 1, 1999 through March 9, 2000, the Company had insurance, including excess liability coverage, in the total amount of $50,000,000 per policy. As of December 31, 2004, payments already made by the insurance carriers for these policy years have significantly reduced the remaining aggregate coverage amount in each of the policy periods, but coverage has not been exhausted in either policy period.

Effective October 1, 2001, the Company’s United States assisted living properties were added to the Company’s insurance program for United States nursing home properties and are covered under the same policies as the Company’s nursing facilities. Prior to October 1, 2001, the Company’s United States assisted living facilities maintained occurrence based insurance and a $15,000,000 aggregate umbrella liability policy. As of December 31, 2004, payments already made by the insurance carriers have significantly reduced the remaining aggregate coverage, but coverage has not been exhausted.

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

Reserve for Estimated Self-Insured Professional Liability Claims.

Because the Company anticipates that its actual liability for existing and anticipated claims will exceed the Company’s limited professional liability insurance coverage, the Company has recorded total liabilities for professional liability and other claims of $42.9 million as of December 31, 2004. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof.

The Company records its estimated liability for these professional liability claims based on the results of a third-party actuarial analysis. Each quarter, amounts are added to the accrual for estimates of anticipated liability for claims incurred during that period. These estimates are assessed and adjusted quarterly as claims are actually reported, as lawsuits are filed, and as those actions are actually resolved. Final determination of the Company’s actual liability for claims incurred in any given period is a process that takes years. At each quarter end, the Company records any revisions in estimates and differences between actual settlements and reserves, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Any increase in the accrual decreases income in the period, and any reduction in the accrual increases income during the period. Although the Company retains a third-party actuarial firm to assist management in estimating the appropriate accrual for these claims, professional liability claims are inherently uncertain, and the liability associated with anticipated claims is very difficult to estimate. As a result, the Company’s actual liabilities may vary significantly from the accrual, and the amount of the accrual has and may continue to fluctuate by a material amount in any given quarter. Each change in the amount of this accrual will directly affect the Company’s reported earnings for the period in which the change in accrual is made.

In the year ended December 31, 2004, the Company reported net income from continuing operations of $4.4 million, caused in part by downward adjustments in the Company’s accrual for self-insured risks associated with professional liability claims. These adjustments were primarily the result of the effects of settlements of certain claims for amounts less than previously estimated. These downward adjustments more than offset the accrual for claims arising and expected to arise from events occurring during 2004. While each quarterly adjustment to the recorded liability for professional liability claims affects reported income, these changes do not directly affect the Company’s cash position because the accrual for these liabilities is not funded. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof. In the event a significant judgment is entered against the Company in one or more legal actions in which there is no or insufficient professional liability insurance, the Company anticipates that payment of the judgment amounts would require cash resources that would be in excess of the Company’s available cash or other resources. Any such judgment could have a material adverse impact on the Company’s financial position and cash flows.

Other Insurance.

With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. Prior to that time, the Company was self-insured for the first $250,000, on a per claim basis, for workers’ compensation claims in a majority of its United States nursing facilities. However, the insurance carrier providing coverage above the Company’s self insured retention has been declared insolvent by the applicable state insurance agency. As a result, the Company is completely self-insured for workers compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. For the policy period July 1, 2002 through June 30, 2003, the Company entered into a “high deductible” workers compensation insurance program covering the majority of the Company’s United States employees. Under the high deductible policy, the Company is self insured for the first $25,000 per claim, subject to an aggregate maximum out of pocket cost of $1.6 million, for the 12 month policy period. The Company has a letter of credit of $0.8 million securing its self insurance obligations under this program. The letter of credit is secured by a certificate of deposit of $0.8 million, which is reflected as “restricted cash” in the accompanying balance sheet. The reserve for the high deductible policy is based on known claims incurred and an estimate of incurred but not reported claims determined by an analysis of historical claims incurred. Effective June 30, 2003, and continuing for the policy year ending June 30, 2005, the Company entered into a new workers compensation insurance program that provides coverage for claims incurred with premium adjustments depending on incurred losses. Policy expense under this workers compensation policies for the years ending June 30, 2004 and 2005 may be increased or decreased from the level of initial premium payments by up to approximately $1.1 million and $2.0 million, respectively, depending upon the amount of claims incurred during the policy period. The Company has accounted for premium expense under these policies based on its estimate of the level of claims expected to be incurred, and has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate. The liability recorded by the Company for the self-insured obligations under these plans is $0.6 million as of December 31, 2004. Any adjustments of future premiums for workers compensation policies and differences between actual settlements and reserves for self-insured obligations are included in expense in the period finalized.

The Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $1.3 million at

December 31, 2004. The differences between actual settlements and reserves are included in expense in the period finalized.

Asset Impairments and Other Charges

In 2004, 2003 and 2002, the Company recorded asset impairment and other charges as shown below.

	2004	2003	2002
Impairment of long-lived assets	$8,419,000	$1,703,000	$2,031,000
Lease terminations	341,000	389,000	750,000
Terminated merger expenses	—	—	408,000
Investment banker/consultant fees	—	—	181,000

	8,760,000	2,092,000	3,370,000
Less – amount included in discontinued operations	1,040,000	409,000	2,389,000

Asset impairment and other charges included in continuing operations	$7,720,000	$1,683,000	$981,000

In 2004, 2003 and 2002, the Company recorded asset impairment charges of $8,419,000, $1,703,000 and $2,031,000, respectively, for the impairment of certain long-lived assets in accordance with the provisions of SFAS 144. A detail of the impaired asset charges is as follows:

Description of Impairment	2004	2003	2002
Assisted Living Facilities Impairment Charges – As a result of projected cash flows, impairment charges were recorded in 2004 for six owned assisted living facilities, were recorded in 2003 for two owned assisted living facilities, and were recorded in 2002 for two assisted living facilities, including one owned facility and one leased facility.	$7,500,000	$1,505,000	$1,184,000
Nursing Homes Impairment charges – As a result of projected cash flows, impairment charges were recorded in 2004 for five nursing homes, including three leased and two owned facilities, were recorded in 2003 for one leased nursing home, and were recorded in 2002 for two leased nursing homes.	919,000	178,000	378,000
Assets held for sale – As a result of expected future sales, impairment charges were recorded in 2003 for one assisted living facility, and were recorded in 2002 for one nursing home and one assisted living facility, reducing the net book value of these properties to their estimated net realizable value.	—	20,000	469,000

Total impaired asset charges	$8,419,000	$1,703,000	$2,031,000

During 2004, 2003 and 2002, the Company terminated facility leases for three nursing homes in 2004, one assisted living facility in 2003 and 16 assisted living facilities in 2002. The Company incurred lease termination charges of approximately $341,000, $389,000 and $750,000 in 2004, 2003 and 2002, respectively, consisting of the remaining net book value of these facilities, costs of completing the transactions and settlement charges.

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

Company Liquidity and Continuing Operating Losses

The Company incurred operating losses in two of the three years in the period ended December 31, 2004, and although the Company reported a profit for the year ended December 31, 2004, that profit resulted primarily from non-cash expense reductions caused by downward adjustments in the Company’s accrual for self-insured risks associated with professional liability claims. The Company has recorded total liabilities for reported and settled professional liability claims and estimates for incurred but unreported claims of $42.9 million as of December 31, 2004. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof. The Company has limited resources available to meet its operating, capital expenditure and debt service requirements during 2005. The Company has a net working capital deficit of $45.5 million as of December 31, 2004. The Company has $37.4 million of scheduled debt maturities (including short term debt, settlement promissory notes and current portions of long term debt) during 2005, and is in default of certain debt covenants contained in debt agreements. Of the Company’s $37.4 million of scheduled debt maturities, $10.3 million has matured since December 31, 2004, including the Company’s working capital line of credit. The Company has received proposed terms from the bank for a renewal and believes it will be able to reach an agreement, but no assurances can be made that such negotiations will be successful.

In 2004, the Company reported net income from continuing operations of $4.4 million, primarily as a result of non-cash expense reductions resulting from downward adjustments in the Company’s accrual for self-insured risks associated with the settlement of certain professional liability claims. While these adjustments to the accrual resulted in reported income, they did not generate cash because the accrual is not funded by the Company. The ultimate payments on professional liability claims accrued as of December 31, 2004, or other claims that could be incurred during 2005, could require in the future cash resources that would be in excess of the Company’s available cash or other resources.

The Company is also not in compliance with certain lease and debt agreements, including financial covenants, insurance requirements and other obligations, that allow the holders of substantially all of the Company’s debt to demand immediate repayment. Although the

Company does not anticipate that such demands will be made, the continued forbearance on the part of the Company’s lenders cannot be assured. If the Company’s lenders force immediate repayment, the Company would not be able to repay the related debt outstanding. Accordingly, the Company has classified the related debt principal amounts as current liabilities in the accompanying consolidated financial statements as of December 31, 2004. Events of default under the Company’s debt agreements could lead to additional events of default under the Company’s lease agreements covering a majority of its nursing facilities. A default in the related lease agreements allows the lessor the right to terminate the lease agreements and assume operating rights with respect to the leased properties. The net book value of property and equipment, including leasehold improvements, related to these facilities total approximately $4.2 million as of December 31, 2004. A default in these lease agreements also allows the holder of the Series B Redeemable Convertible Preferred Stock the right to require the Company to redeem such stock.

At a minimum, the Company’s cash requirements during 2005 include funding operations (including settlement payments related to professional liability and other claims), capital expenditures, scheduled debt service, and working capital requirements. No assurance can be given that the Company will have sufficient cash to meet these requirements. The report of the independent registered accounting firm on the Company’s financial statements at December 31, 2004, 2003 and 2002 includes an explanatory paragraph concerning the Company’s ability to continue as a going concern.

The Company’s management has implemented a plan to enhance revenues related to the operations of the Company’s nursing homes and assisted living facilities, but the results of these efforts are uncertain. Management is focused on increasing the occupancy in its nursing homes and assisted living facilities through an increased emphasis on attracting and retaining patients and residents. Management is also focused on minimizing future expense increases through the elimination of excess operating costs. Management is also attempting to minimize professional liability claims in future periods by vigorously defending itself against all such claims and through supervision and training of staff employees. The Company is unable to predict if it will be successful in enhancing revenues, reducing operating expenses, in negotiating waivers, amendments, or refinancings of outstanding debt, or if the Company will be able to meet any amended financial covenants in the future. Regardless of the effectiveness of management’s efforts, any demands for repayment by lenders, the inability to obtain waivers or refinance the related debt, reductions in revenues from government funded programs, the termination of lease agreements or entry of a final judgment in a material amount for a professional or general liability claim would have a material adverse impact on the financial position, results of operations and cash flows of the Company. If the Company is unable to generate sufficient cash flow from its operations, is unable to successfully negotiate debt or lease amendments, or is subject to a significant judgment not covered by insurance, the Company may have to explore a variety of other options, including but not limited to other sources of equity or debt financings, asset dispositions, or relief under the United States Bankruptcy Code. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts of liabilities that might result should the Company be unable to continue as a going concern.

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

Recently, state and federal government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of fraud and abuse statutes and regulations, as well as of elder abuse statutes and regulations. Violations of these laws and regulations could result in exclusion from government health care programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time. The Company is currently subject to certain ongoing claims and investigations, as described in Part 1. – Item 3. – Legal Proceedings.

Contractual Obligations and Commercial Commitments

The Company has certain contractual obligations of continuing operations as of December 31, 2004, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

		Less than	1 to 3	4 to 5	After
Contractual Obligations	Total	1 year	Years	Years	5 Years
Long-term debt	$8,741	$196	$8,545	$—	$—
Settlement promissory notes	$2,445	$1,374	$1,071	$—	$—
Other settlement obligations	$1,204	$776	$428	$—	$—
Short-term debt	$35,838	$35,838	$—	$—	$—
Series B Preferred Stock	$4,432	$—	$4,432	$—	$—
Operating leases	$228,596	$14,482	$25,837	$27,267	$161,010
Required capital expenditures under operating leases	$6,135	$1,067	$2,134	$2,134	$800
Total	$287,391	$53,733	$42,447	$29,401	$161,810

Due to events of default, the Company has classified all of its long-term debt in current liabilities.

Future cash obligations for interest expense have been excluded from the above table. In 2004, the Company’s cash payments for interest were approximately $2,652,000.

The Company has employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.5 times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change of control of the Company (as defined). The maximum contingent liability under these agreements is approximately $1.1 million. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by the employee or the Company. In addition, upon the occurrence of any triggering event, certain executives may elect to require the Company to purchase options granted to them for a purchase price equal to the difference in the fair market value of the Company’s common stock at the date of termination versus the stated option exercise price.

Year Ended December 31, 2004 Compared With Year Ended December 31, 2003

As noted in the overview, during 2003 the Company entered into a lease for four Florida nursing homes. As also noted in the overview, the Company has entered into several divestiture and lease termination transactions in recent periods, and the consolidated financial statements of the Company have been reclassified to present such transactions as discontinued operations. Accordingly, the related revenue, expenses, assets, liabilities and cash flows have been reported separately, and the discussion below addresses principally the results of the Company’s continuing operations.

Revenues. Net revenues increased to $202.8 million in 2004 from $183.5 million in 2003, an increase of $19.3 million, or 10.5%. Patient revenues increased to $190.6 million in 2004 from $171.5 million in 2003, an increase of $19.1 million, or 11.1%. The increase in patient revenues is due to the new lease for four Florida nursing homes, increased Medicare utilization, Medicare rate increases and increased Medicaid rates in certain states, partially offset by a 1.2% decline in census in 2004 as compared to 2003. As a percentage of total census, Medicare days increased to 12.9% in 2004 from 11.7% in 2003. Medicare revenues were 29.4% of patient revenue in 2004 and 26.7% in 2003, while Medicaid and similar programs were 59.6% in 2004 compared to 62.1% in 2003.

Resident revenues increased to $12.2 million in 2004 from $12.0 million in 2003, an increase of $0.2 million, or 2.3%. This increase is primarily attributable to increased rates from Medicaid and state programs, partially offset by a decline in census in 2004 as compared to 2003.

Ancillary service revenues, prior to contractual allowances, increased to $36.7 million in 2004 from $32.0 million in 2003, an increase of $4.7 million, or 14.7%. The increase is primarily attributable to increased Medicare census and the new lease for four Florida nursing homes. Certain per person annual Medicare reimbursement limits on therapy services were implemented for approximately three months in late 2003, but were subsequently suspended until December 31, 2005. The limits impose a $1,590 per patient annual ceiling on physical, speech and occupational therapy services. While the Company is unable to quantify the impact that these limitations will have, it is expected that the reimbursement limitations, if not suspended further, will significantly reduce therapy revenues, and negatively impact the Company’s operating results and cash flows.

Operating Expense. Operating expense increased to $157.7 million in 2004 from $144.7 million in 2003, an increase of $13.0 million, or 9.0%. As a percentage of patient and resident revenues, operating expense decreased to 77.8% in 2004 from 78.9% in 2003. The increase in operating expenses is primarily attributable to cost increases related to wages and benefits and the operating costs of the four new leased Florida nursing homes. The decrease in operating expense as a percent of patient and resident revenues is primarily due to the effects of increases in Medicare and Medicaid rates and increased Medicare utilization, as discussed above.

The largest component of operating expenses is wages, which increased to $91.6 million in 2004 from $83.7 million in 2003, an increase of $7.9 million, or 9.5%. This increase is primarily attributable to costs of the four new leased Florida nursing homes, an increase in wages as a result of competitive labor markets in most of the areas in which the Company operates and increased Medicare census. Partially offsetting this increase, the Company experienced a decrease in wages as a result of reduced costs associated with reduced Medicaid census.

Lease Expense. Lease expense increased to $15.3 million in 2004 from $14.9 million in 2003, an increase of $0.4 million, or 2.7%. The increase in lease expense is primarily attributable to the additional rent for the new Florida leased facilities.

Professional Liability. Professional liability expense in 2004 resulted in a net benefit of $1.9 million, compared to an expense of $15.1 million in 2003, a decrease in expense of $17.0 million. During 2004, the Company reduced its total recorded liabilities for self-insured professional liability risks associated with the settlement of certain professional liability claims to $42.9 million, down from $47.2 million at December 31, 2003. Downward adjustments in the liability primarily resulting from the quarterly actuarial valuations were partially offset by the provision for current liability claims recorded during 2004, resulting in a net benefit of $1.9 million in 2004. These reductions were primarily the result of the effects of settlements of certain claims for amounts less than previously estimated. These self-insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Professional liability costs include cash and non-cash charges recorded based on current actuarial reviews. The actuarial reviews include estimates of known claims and an estimate of claims that may have occurred, but have not yet been reported to the Company.

General and Administrative Expense. General and administrative expense increased to $12.5 million in 2004 from $11.5 million in 2003, an increase of $1.0 million, or 9.1%. The increase is primarily due to increased compensation costs. As a percentage of total revenue, general and administrative expense decreased to 6.2% in 2004 from 6.3% in 2003.

Asset Impairment and Other Charges. During 2004 and 2003, the Company recorded impairment charges in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and certain other charges as follows:

	2004	2003
Impairment of long-lived assets	$8,419,000	$1,703,000
Assisted living lease terminations	341,000	389,000

	8,760,000	2,092,000
Less–amount included in discontinued Operations	1,040,000	409,000

Asset impairment and other charges included in continuing operations	$7,720,000	$1,683,000

As a result of projected cash flows, impairment charges of $8,419,000 were recorded in 2004 for five nursing homes, including three leased facilities and two owned facilities, and for six owned assisted living facilities. During 2003, the Company recorded impairment charges of $1,703,000 for one leased nursing home and three owned assisted living facilities.

The Company terminated leases covering three nursing homes in 2004 and one assisted living facility in 2003. In addition, during 2004, the Company settled a dispute related to an assisted living facility lease termination from 2002. The Company incurred lease termination charges of approximately $341,000 in 2004 and $389,000 in 2003, consisting of the remaining net book value of the related facilities, costs of completing the transactions and settlement charges. These lease termination charges are included in the results of discontinued operations.

Depreciation and Amortization. Depreciation and amortization expense increased to $4.7 million in 2004 from $4.6 million in 2003, an increase of $0.1 million, or 1.9%. This increase was the result of capital expenditures made during the periods.

Foreign currency transaction gain. A foreign currency transaction gain of $784,000 in 2004 was the result of foreign currency translation of a note receivable from the sale of the Company’s Canadian operations.

Interest income. Interest income increased to $286,000 in 2004 from $102,000 in 2003, an increase of $184,000. The increase in interest income is primarily due to non-cash interest income related to a note receivable recorded in connection with the sale of the Company’s Canadian operations.

Interest Expense. Interest expense was approximately $3.1 million in 2004 and 2003. Interest expense increased as a result of promissory notes issued in connection with the settlement of certain professional liability claims and other disputes, and interest rate increases on the Company’s variable rate debt. These increases were offset by reduction in interest as a result of the payment of debt with proceeds from the sale of the Company’s Canadian operations.

Income (loss) from Continuing Operations before Income Taxes; Income (loss) from Continuing Operations Per Common Share. As a result of the above, continuing operations reported income before income taxes of $4.7 million in 2004 compared to a loss before income taxes of $12.1 million in 2003. The provision for income taxes was $0.2 million in 2004, while no income tax provision was required in 2003. The Company’s effective tax rate differs materially from the statutory rate mainly due to changes in the Company’s valuation allowance for net deferred tax assets. The basic and diluted income per share from continuing operations were $0.73 and $0.68, respectively, in 2004, as compared to a basic and diluted loss per share from continuing operations of $2.25 each in 2003.

Income (loss) from Discontinued Operations. As discussed in the overview at the start of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company has completed several divestitures, and has reclassified its consolidated financial statements to present these divestitures as discontinued operations for all periods presented. Loss from discontinued operations, net of taxes, was approximately $2.0 million in 2004 compared to income of $0.9 million in 2003. In addition, gains from the disposition of discontinued operations of $0.3 million, net of related taxes, were recorded in 2004.

Year Ended December 31, 2003 Compared With Year Ended December 31, 2002

The following discussion is significantly impacted by the initiation of leases for four Florida nursing homes in 2003, as discussed in the overview at the beginning of Management’s Discussion and Analysis of Financial Condition and Results of Operations. As also noted in the overview, the Company has entered into several divestiture and lease termination transactions in recent periods, and the consolidated financial statements of the Company have been reclassified to present such transactions as discontinued operations. Accordingly, the related revenue, expenses, assets, liabilities and cash flows have been reported separately, and the discussion below addresses principally the results of the Company’s continuing operations.

Revenues. Net revenues increased to $183.5 million in 2003 from $161.8 million in 2002, an increase of $21.7 million, or 13.4%. Patient revenues increased to $171.5 million in 2003 from $149.6 million in 2002, an increase of $21.9 million, or 14.7%. The increase in patient revenues is due to the new lease for four Florida nursing homes, increased Medicare utilization and increased Medicaid rates in certain states, partially offset by a 1.5% decline in census in 2003 as compared to 2002 and the expiration of Medicare temporary payment increases effective October 1, 2002. As a percentage of total census, Medicare days increased to 11.7% in 2003 from 10.4% in 2002. Medicare revenues were 26.7% of patient revenue in 2003 and 26.2% in 2002, while Medicaid and similar programs were 62.1% in 2003 compared to 62.6% in 2002.

Resident revenues decreased to $12.0 million in 2003 from $12.3 million in 2002, a decrease of $0.3 million, or 2.5%. This decline is primarily attributable to a decline in census in 2003 as compared to 2002.

Ancillary service revenues, prior to contractual allowances, increased to $32.0 million in 2003 from $26.3 million in 2002, an increase of $5.7 million, or 21.9%. The increase is primarily attributable to increased Medicare census and the new lease for four Florida nursing homes, partially offset by reductions in revenue availability under Medicare. Certain per person annual Medicare reimbursement limits on therapy services, which had been temporarily suspended, became effective on September 1, 2003. The limits imposed a $1,590 per patient annual ceiling on physical, speech and occupational therapy services. In December 2003, these limits were again temporarily suspended until December 31, 2005. While the Company is unable to quantify the impact that these new rules will have, it is expected that the reimbursement limitations, if not suspended further, will significantly reduce therapy revenues, and negatively impact the Company’s operating results.

Operating Expense. Operating expense increased to $144.7 million in 2003 from $123.6 million in 2002, an increase of $21.1 million, or 17.1%. As a percentage of patient and resident revenues, operating expense increased to 78.9% in 2003 from 76.4% in 2002. The increase in operating expenses is primarily attributable to the operating costs of the four new leased Florida nursing homes and cost increases related to wages and benefits.

The largest component of operating expenses is wages, which increased to $83.7 million in 2003 from $71.8 million in 2002, an increase of $11.9 million, or 16.5%. This increase is primarily attributable to costs of the four new leased Florida nursing homes and an increase in wages as a result of competitive labor markets in most of the areas in which the Company operates. Partially offsetting this increase, the Company experienced a decrease in wages as a result of reduced costs associated with reduced Medicaid census.

Lease Expense. Lease expense increased to $14.9 million in 2003 from $13.7 million in 2002, an increase of $1.2 million, or 8.7%. The increase in lease expense is primarily attributable to additional rent for the new Florida leased facilities.

Professional Liability. Professional liability expense increased to $15.1 million in 2003 from $15.0 million in 2002, an increase of 0.1 million, or 0.8%. There were increases in expense of approximately $6.6 million related to the four new leased Florida nursing homes. Under the terms of the previous management contracts, the Company was required to obtain professional liability insurance coverage for the four facilities and received reimbursement for the facilities’ pro rata share of premiums paid as well as any claims paid on behalf of the owner. Due to the deteriorated financial condition of the owner and the terms of the owner’s mortgage on the facilities, the Company does not believe that the owner of the four facilities will in the future be able to reimburse the Company for costs incurred in connection with professional liability claims arising out of events occurring at the four facilities prior to the entry of the lease. As a result, the Company recorded a liability of approximately $4.3 million in the second quarter of 2003 to record obligations for estimated professional liability claims relating to these four facilities for which the Company does not anticipate receiving reimbursement from the owner of the facilities.

Offsetting the increases from the new leased homes, there was a non-cash expense reduction resulting from a downward adjustment in the Company’s accrual for self-insured professional liability risks associated with the settlement of certain professional liability claims. This reduction was primarily the result of the effects of settlements of certain claims for amounts less than previously estimated. These self-insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Professional liability costs include cash and non-cash charges recorded based on current actuarial reviews. The actuarial reviews include estimates of known claims and an estimate of claims that may have occurred, but have not yet been reported to the Company.

General and Administrative Expense. General and administrative expense decreased to $11.5 million in 2003 from $11.8 million in 2002, a decrease of $0.3 million, or 2.4%. The decrease is primarily due to severance costs of $735,000 incurred in 2002 following the retirement of the Company’s Chairman and Chief Executive Officer and the resignation of its Chief Operating Officer and resulting reductions in executive compensation costs.

Asset Impairment and Other Charges. During 2003 and 2002, the Company recorded impairment charges in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and certain other charges, as follows:

	2003	2002
Impairment of long-lived assets	$1,703,000	$2,031,000
Assisted living lease terminations	389,000	750,000
Terminated merger expenses	—	408,000
Investment banker/consultant fees	—	181,000

	2,092,000	3,370,000
Less – amount included in discontinued operations	409,000	2,389,000

Asset impairment and other charges included in continuing operations	$1,683,000	$981,000

Depreciation and Amortization. Depreciation and amortization expenses were approximately $4.6 million in both 2003 and 2002.

Interest Expense. Interest expense decreased to $3.1 million in 2003 from $3.7 million in 2002, a decrease of $0.6 million, or 16.8%. The decrease is primarily attributable to interest rate reductions on the Company’s variable rate debt and reduced interest rates on bank debt refinanced in December 2002.

Loss from Continuing Operations before Income Taxes; Loss from Continuing Operations Per Common Share. As a result of the above, the loss from continuing operations before income taxes was $12.1 million in 2003 compared to $11.6 million in 2002. No provision or benefit from income taxes was required in 2003. The income tax benefit in 2002 consists of a benefit of $447,000 for a refund of US Federal income taxes received in 2002, offset by a provision of $60,000 for US state income taxes. The Company’s effective tax rate differs materially from the statutory rate mainly due to increases in the Company’s valuation allowance for net deferred tax assets. The basic and diluted loss per share from continuing operations were $2.25 each in 2003 as compared to $2.08 each in 2002.

Income (loss) from Discontinued Operations. As discussed in the overview at the start of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company has completed several divestitures, and has reclassified its consolidated financial statements to present these divestitures as discontinued operations for all periods presented.

Income from discontinued operations, net of taxes, was approximately $0.9 million in 2003 compared to a loss of $1.8 million in 2002.

Liquidity and Capital Resources

At December 31, 2004, the Company had negative working capital of $45.5 million and a current ratio of 0.36, compared with negative working capital of $54.3 million and a current ratio of 0.36 at December 31, 2003. The Company incurred losses during 2003 and 2002, and although the Company reported a profit for the year ended December 31, 2004, that profit resulted primarily from non-cash expense reductions caused by downward adjustments in the Company’s accrual for self-insured risks associated with professional liability claims. The Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $42.9 million as of December 31, 2004. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof. The Company has limited resources available to meet its operating, capital expenditure and debt service requirements during 2005.

Certain of the Company’s debt agreements contain various financial covenants, the most restrictive of which relate to current ratio requirements, tangible net worth, cash flow, net income (loss), required insurance coverages, and limits on the payment of dividends to shareholders. As of December 31, 2004, the Company was not in compliance with certain of the financial covenants contained in the Company’s debt and lease agreements. The Company has not obtained waivers of the non-compliance. Cross-default or material adverse change provisions contained in the debt agreements allow the holders of substantially all of the Company’s debt to demand immediate repayment. The Company would not be able to repay this indebtedness if the applicable lenders demanded repayment. Accordingly, the Company has classified the related debt principal amounts as current liabilities in the accompanying consolidated financial statements as of December 31, 2004. Although the Company does not anticipate that such demand will be made, the continued forbearance on the part of the Company’s lenders cannot be assured at this time. Given that events of default exist under the Company’s working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances.

As of December 31, 2004, the Company has $37.4 million of scheduled debt maturities in 2005 that must be repaid or refinanced during the next twelve months. As a result of these maturities, covenant non-compliance and other cross-default provisions, the Company has classified a total of $46.0 million of debt as current liabilities as of December 31, 2004.

In January 2005, the Company entered into an agreement to extend the maturities of certain borrowings from a commercial finance company with an outstanding balance of $22.3 million at December 31, 2004. The new agreement extended the maturities of these borrowings from January 1, 2005 to April 1, 2005.

Mortgages payable with a combined outstanding principal balance of $2.1 million at December 31, 2004 matured in February 2005. These mortgages are secured by the assets of one nursing home. The Company is engaged in negotiations to refinance these loans, but no assurances can be made that these efforts will be successful.

The existing events of default under the Company’s debt agreements could lead to actions by the lenders that could result in an event of default under the Company’s lease agreements covering a majority of its nursing facilities. Should such a default occur in the related lease agreements, the lessor would have the right to terminate the lease agreements and assume operating rights with respect to the leased properties. The net book value of property and equipment, including leasehold improvements, related to these facilities total approximately $4.2 million as of December 31, 2004. A default in these lease agreements would also give the holder of the Series B Redeemable Convertible Preferred Stock the right to require the Company to redeem those shares.

The Company’s management has implemented a plan to enhance revenues related to the operations of the Company’s nursing homes and assisted living facilities, but the results of these efforts are uncertain. Management is focused on increasing the occupancy in its facilities through an increased emphasis on attracting and retaining patients and residents. Management is also focused on minimizing future expense increases through the elimination of excess operating costs. In addition, management is attempting to minimize professional liability claims in future periods by vigorously defending itself against all such claims and through the additional supervision and training of staff employees. The Company is unable to predict if it will be successful in enhancing revenues, reducing operating expenses, in negotiating waivers, amendments, or refinancings of outstanding debt, or if the Company will be able to meet any amended financial covenants in the future. Regardless of the effectiveness of management’s efforts, any demands for repayment by lenders, the inability to obtain waivers or refinance the related debt, reductions in revenues from government funded programs, the termination of lease agreements or entry of a final judgment in a material amount for a professional or general liability claim would have a material adverse impact on the financial position, results of operations and cash flows of the Company. If the Company is unable to generate sufficient cash flow from its operations, is unable to successfully negotiate debt or lease amendments, or is subject to a significant judgment not covered by insurance, the Company may have to explore a variety of other options, including but not limited to other sources of equity or debt financings, asset dispositions, or relief under the United States Bankruptcy Code. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts of liabilities that might result should the Company be unable to continue as a going concern. The report of the independent registered public accounting firm on the Company’s financial statements at December 31, 2004, 2003 and 2002 includes a paragraph with regards to the uncertainty of the Company’s ability to continue as a going concern.

As of December 31, 2004, the Company had no borrowings under its working capital line of credit. The average daily outstanding balance under the line of credit during 2004 was approximately $90,000. In January 2005, loan agreements with a bank lender matured. These agreements relate to borrowings that have aggregate maturities of $8.3 million at December 31, 2004, and include the Company’s working capital line of credit. The Company has received proposed terms from the bank for a renewal and believes it will be able to reach an agreement, but to date no such renewal has been executed. Given that events of default exist under the Company’s debt agreements and that the working capital line of credit has expired, the Company does not have access to working capital advances. Proposed terms of the new agreement with the bank lender would extend the maturity of the debt to January 2006 and reduce the maximum amount outstanding under the working capital line of credit to $2.3 million. Consistent with the prior agreement, it is anticipated there would be certain limits on the maximum borrowing under the line of credit based on certain borrowing base restrictions. The working capital line of credit is expected to bear interest at either LIBOR plus 2.50% or the bank’s prime rate plus .50% (up to a maximum of 9.50%). Given the Company’s default under its debt agreements and that no agreement has been reached to renew the working capital line of credit, no assurance can be given that the Company will have access to working capital advances. At a minimum, the Company’s cash requirements during 2005 include funding operations (including potential payments related to professional liability claims), capital expenditures, scheduled debt service, and working capital requirements. No assurance can be given that the Company will have sufficient cash to meet these requirements.

The Company has numerous pending liability claims, disputes and legal actions for professional liability and other related issues. The Company has limited, and sometimes no, professional liability insurance with respect to many of these claims. In the event a significant judgment is entered against the Company in one or more of these legal actions in which there is no or insufficient professional liability insurance, the Company does not anticipate that it will have the ability to pay such a judgment or judgments. As of December 31, 2004, future committed settlements total $2.3 million over the next twelve months, and $3.8 million in total. Certain of these commitments have been secured by promissory notes which have been included with debt in the accompanying balance sheet. Additionally, payments made or due in connection with settlement of disputed claims could have a material adverse impact on the Company’s ability to meet its obligations as they become due.

Net cash provided by operating activities of continuing operations totaled $6.5 million, $2.8 million and $10.5 million in 2004, 2003 and 2002, respectively. These amounts primarily represent the cash flows from net operations plus changes in non-cash components of operations and by working capital changes. Discontinued operations provided cash of $0.7 million and $3.1 million in 2004 and 2003, respectively, and used cash of $0.2 million in 2002.

Investing activities provided cash of $1.7 million in 2004, and used cash of $3.4 million and $3.3 million in 2003 and 2002, respectively. These amounts primarily represent proceeds from the sale of the Company’s Canadian operations in 2004 and purchases of property plant and equipment and investments in and advances to joint ventures. The Company has used between $2.5 million and $4.0 million for capital expenditures of continuing operations in the three calendar years ending December 31, 2004. Substantially all such expenditures were for facility improvements and equipment, which were financed principally through working capital. For the year ending December 31, 2005, the Company anticipates that capital expenditures for improvements and equipment for its existing facility operations will be approximately $4.0 million.

Net cash used in financing activities totaled $8.0 million, $1.4 million and $5.0 million in 2004, 2003 and 2002, respectively. The net cash used in financing activities primarily represents net repayments of debt. Proceeds from the sale of the Company’s Canadian operations in 2004 were used to repay debt.

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

Accounts receivable of continuing operations attributable to the provision of patient and resident services at December 31, 2004 and 2003 totaled $17.6 million and $17.7 million, respectively, representing approximately 30 days in accounts receivable at each yearend. The allowance for bad debt was $1.7 million and $1.8 million at December 31, 2004 and 2003, respectively.

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

Recent Accounting Pronouncements

In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities (Revised December 2003) (“FIN 46R”). FIN 46R provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. FIN 46R was adopted by the Company on January 1, 2004. The Company does not have an interest in any variable interest entities and the adoption of this interpretation had no effect on the Company’s financial position or results of operations.

In December of 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29. This Statement amends APB Opinion No. 29, Accounting for Non-monetary Transactions. The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The provisions of SFAS 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company plans to adopt SFAS 153 beginning July 1, 2005. The future effect of SFAS 153 on the Company’s financial statements will depend on whether the Company enters into certain non-monetary transactions. The Company, however, does not expect the adoption of this Statement to have a significant impact on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company will be required to apply this Statement beginning July 1, 2005. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company does not expect the adoption of SFAS 123R to have a significant impact on its financial position or results of operations.

In December 2004, the FASB issued Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 (the “Act”) introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. The FASB staff believes that the lack of clarification of certain provisions within the Act and the timing of the enactment necessitate a practical exception to the Statement 109 requirement to reflect in the period of enactment the effect of a new tax law. Accordingly, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying Statement 109. The Company is currently assessing the impact of the Act on its financial position and results of operations but does not believe that the Act will likely provide the Company with the ability to recognize a reduction of income tax expense.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The chief market risk factor affecting the financial condition and operating results of the Company is interest rate risk. As of December 31, 2004, the Company had outstanding borrowings of approximately $47.0 million, including $12.4 million in fixed-rate borrowings and $34.6 million in variable-rate borrowings. In the event that interest rates were to change 1%, the impact on future cash flows would be approximately $346,000 annually, representing the impact of increased interest expense on variable rate debt.

The Company has a note receivable denominated in Canadian dollars related to the sale of its Canadian operations. This note was initially recorded on the Company’s balance sheet at $4.7 million US based on the exchange rate as of the date of the note (May 11, 2004). The carrying value of the note in the Company’s financial statements will be increased or decreased each period based on fluctuations in the exchange rate between US and Canadian currencies, and the effect of such changes will be included as income or loss in the Company’s statement of operations in the period of change. In 2004, the Company reported a transaction gain of $784,000 as a result of the effect of changes in the currency exchange rates on this note. A further change of 1% in the exchange rate between US and Canadian currencies would result in a corresponding increase or decrease to revenues of approximately $57,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Audited financial statements are contained on pages F-1 through F-39 of this Annual Report on Form 10-K and are incorporated herein by reference. Audited supplemental schedule data is contained on pages S-1 and S-2 of this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

The Company, with the participation of its principal executive and financial officers has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2004. Based on this evaluation, the principal executive and financial officers have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal control over financial reporting that has occurred during the Company’s fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning Directors and Executive Officers of the Company is incorporated herein by reference to the Company’s definitive proxy materials for the Company’s 2005 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning Executive Compensation is incorporated herein by reference to the Company’s definitive proxy materials for the Company’s 2005 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information concerning Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to the Company’s definitive proxy materials for the Company’s 2005 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning Certain Relationships and Related Transactions is incorporated herein by reference to the Company’s definitive proxy materials for the Company’s 2005 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the fees and services provided by the Company’s principal accountant is incorporated herein by reference to the Company’s definitive proxy materials for the Company’s 2005 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial statements and schedules of the Company and its subsidiaries required to be included in Part II, Item 8 are listed below.

Form 10-K
Financial Statements	Pages
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2004 and 2004	F-2

Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002	F-3

Consolidated Statements of Shareholders’ Deficit for the Years Ended December 31, 2004, 2003 and 2002	F-4

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2004, 2003 and 2002	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	F-6

Notes to Consolidated Financial Statements as of December 31, 2004, 2003 and 2002	F-8 to F-39

Financial Statement Schedules
Schedule II – Valuation and Qualifying Accounts	S-1 to S-2

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
March 29, 2005

/s/ William R. Council, III
William R. Council, III
President and Chief Executive Officer
(Principal Executive Officer)
March 29, 2005

/s/ L. Glynn Riddle, Jr.
L. Glynn Riddle, Jr.
Vice President, Chief Financial Officer, Secretary
(Principal Financial and Accounting Officer)
March 29, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Wallace E. Olson	/s/ William C. O’Neil
Wallace E. Olson	William C. O’Neil
Chairman of the Board	Director
March 29, 2005	March 29, 2005

/s/ William R. Council, III	/s/ Richard M. Brame
William R. Council, III	Richard M. Brame
President and Chief Executive Officer	Director
Director	March 29, 2005
March 29, 2005

ADVOCAT INC. AND SUBSIDIARIES

Consolidated Financial Statements
For the Years Ended December 31, 2004, 2003 and 2002
Together with Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Advocat Inc.
Franklin, Tennessee:

We have audited the accompanying consolidated balance sheets of Advocat Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ deficit and cash flows for each of the three years in the period ended December 31, 2004. We have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advocat Inc. as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules present fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and schedules have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred operating losses in two of the three years in the period ended December 31, 2004, has a net capital deficiency, is not in compliance with certain debt covenants that allow the holders to demand immediate repayment and has limited resources available to meet its operating, capital expenditure and debt service requirements during 2005. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements and schedules do not include any adjustments that might result from the outcome of this uncertainty.

/s/BDO Seidman, LLP
BDO Seidman, LLP

Memphis, Tennessee
March 17, 2005, except for certain matters described in
  Note 11, as to which the date is March 24, 2005

ADVOCAT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,829,000	$4,817,000
Restricted cash	773,000	1,252,000
Receivables, less allowance for doubtful accounts of $1,712,000 and $1,799,000, respectively	16,073,000	15,960,000
Current portion of note receivable	481,000	—
Prepaid expenses and other current assets	2,832,000	2,865,000
Discontinued operations	12,000	6,297,000

Total current assets	26,000,000	31,191,000

PROPERTY AND EQUIPMENT, at cost	74,308,000	78,038,000
Less accumulated depreciation	(37,473,000)	(32,820,000)
Discontinued operations, net	—	12,682,000

Property and equipment, net	36,835,000	57,900,000

OTHER ASSETS:
Note receivable, net of current portion	5,214,000	—
Deferred financing and other costs, net	78,000	411,000
Deferred lease costs, net	1,174,000	1,542,000
Other assets	3,091,000	1,522,000
Discontinued operations	—	2,368,000

Total other assets	9,557,000	5,843,000

	$72,392,000	$94,934,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Current portion of long-term debt	$8,741,000	$10,196,000
Current portion of settlement promissory notes	1,374,000	—
Short-term debt	35,838,000	42,348,000
Trade accounts payable	4,905,000	8,507,000
Accrued expenses:
Payroll and employee benefits	6,826,000	4,806,000
Interest	790,000	651,000
Current portion of self-insurance reserves	10,002,000	11,910,000
Other current liabilities	3,013,000	4,013,000
Discontinued operations	—	3,062,000

Total current liabilities	71,489,000	85,493,000

NONCURRENT LIABILITIES:
Settlement promissory notes, less current portion	1,071,000	—
Self-insurance reserves, less current portion	32,695,000	37,614,000
Other noncurrent liabilities	4,559,000	4,096,000
Discontinued operations	—	6,355,000

Total noncurrent liabilities	38,325,000	48,065,000

COMMITMENTS AND CONTINGENCIES

SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK, authorized 600,000 shares, $.10 par value, 393,658 shares issued and outstanding, at redemption value	4,432,000	4,135,000

SHAREHOLDERS’ DEFICIT:
Series A preferred stock, authorized 400,000 shares, $.10 par value, none issued and outstanding	—	—
Common stock, authorized 20,000,000 shares, $.01 par value, 5,725,000 and 5,493,000 shares issued and outstanding, respectively	57,000	55,000
Paid-in capital	16,022,000	15,908,000
Accumulated deficit	(57,933,000)	(60,417,000)
Cumulative translation adjustment	—	1,695,000

Total shareholders’ deficit	(41,854,000)	(42,759,000)

	$72,392,000	$94,934,000

The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2004	2003	2002
REVENUES:
Patient revenues, net	$190,584,000	$171,491,000	$149,577,000
Resident revenues	12,235,000	11,955,000	12,257,000
Management fees	—	82,000	—

	202,819,000	183,528,000	161,834,000

EXPENSES:
Operating	157,716,000	144,732,000	123,573,000
Lease	15,317,000	14,910,000	13,714,000
Professional liability	(1,905,000)	15,137,000	15,022,000
General and administrative	12,543,000	11,502,000	11,786,000
Depreciation and amortization	4,734,000	4,647,000	4,623,000
Asset impairment and other charges	7,720,000	1,683,000	981,000

	196,125,000	192,611,000	169,699,000

OPERATING INCOME (LOSS)	6,694,000	(9,083,000)	(7,865,000)

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	784,000	—	—
Interest income	286,000	102,000	17,000
Interest expense	(3,069,000)	(3,091,000)	(3,717,000)

	(1,999,000)	(2,989,000)	(3,700,000)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	4,695,000	(12,072,000)	(11,565,000)
PROVISION (BENEFIT) FOR INCOME TAXES	246,000	—	(387,000)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	4,449,000	(12,072,000)	(11,178,000)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Operating income (loss), net of tax provision of $108,000, $691,000 and $456,000, respectively	(1,958,000)	851,000	(1,825,000)
Gain on sale, net of tax provision of $436,000, $0 and $0, respectively	290,000	—	—

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(1,668,000)	851,000	(1,825,000)

NET INCOME (LOSS)	2,781,000	(11,221,000)	(13,003,000)
PREFERRED STOCK DIVIDENDS, ACCRUED BUT NOT PAID	297,000	277,000	269,000

NET INCOME (LOSS) FOR COMMON STOCK	$2,484,000	$(11,498,000)	$(13,272,000)

NET INCOME (LOSS) PER COMMON SHARE:
Per common share — basic
Income (loss) from continuing operations	$0.73	$(2.25)	$(2.08)
Income (loss) from discontinued operations	(0.29)	0.16	(0.34)

	$0.44	$(2.09)	$(2.42)

Per common share — diluted
Income (loss) from continuing operations	$0.68	$(2.25)	$(2.08)
Income from discontinued operations	(0.26)	0.16	(0.34)

	$0.42	$(2.09)	$(2.42)

WEIGHTED AVERAGE SHARES:
Basic	5,660,000	5,493,000	5,493,000

Diluted	6,437,000	5,493,000	5,493,000

The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

				Retained
				Earnings	Cumulative
	Common Stock		Paid-in	(Accumulated	Translation
	Shares	Amount	Capital	Deficit)	Adjustment	Total
BALANCE, December 31, 2001	5,493,000	$55,000	$15,908,000	$(35,647,000)	$(935,000)	$(20,619,000)

Net loss	—	—	—	(13,003,000)	—	(13,003,000)
Preferred stock dividends	—	—	—	(269,000)	—	(269,000)
Translation loss, net of tax	—	—	—	—	63,000	63,000

BALANCE, DECEMBER 31, 2002	5,493,000	55,000	15,908,000	(48,919,000)	(872,000)	(33,828,000)

Net loss	—	—	—	(11,221,000)	—	(11,221,000)
Preferred stock dividends	—	—	—	(277,000)	—	(277,000)
Translation gain, net of tax	—	—	—	—	2,567,000	2,567,000

BALANCE, DECEMBER 31, 2003	5,493,000	55,000	15,908,000	(60,417,000)	1,695,000	(42,759,000)

Exercise of stock options	232,000	2,000	114,000	—	—	116,000
Net income	—	—	—	2,781,000	—	2,781,000
Preferred stock dividends	—	—	—	(297,000)	—	(297,000)
Translation loss, net of tax	—	—	—	—	(1,695,000)	(1,695,000)

BALANCE, DECEMBER 31, 2004	5,725,000	$57,000	$16,022,000	$(57,933,000)	$—	$(41,854,000)

The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2004	2003	2002
NET INCOME (LOSS) FOR COMMON STOCK	$2,484,000	$(11,498,000)	$(13,272,000)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	(2,685,000)	3,889,000	98,000
Income tax benefit (provision)	990,000	(1,322,000)	(35,000)

	(1,695,000)	2,567,000	63,000

COMPREHENSIVE INCOME (LOSS)	$789,000	$(8,931,000)	$(13,209,000)

The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2003	2002
OPERATING ACTIVITIES:
Net income (loss)	$2,781,000	$(11,221,000)	$(13,003,000)
Income (loss) from discontinued operations	(1,668,000)	851,000	(1,825,000)

Net income (loss) from continuing operations	4,449,000	(12,072,000)	(11,178,000)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by continuing operations:
Depreciation and amortization	4,734,000	4,647,000	4,623,000
Provision for doubtful accounts	1,486,000	1,626,000	547,000
Provision for self-insured professional liability, net of benefit from reduction in related accrual	(2,631,000)	14,036,000	13,692,000
Payment of professional liability costs	(3,286,000)	(2,699,000)	(2,232,000)
Amortization of deferred balances	386,000	381,000	381,000
Amortization of discount on non-interest- bearing promissory note	—	—	11,000
Provision for leases in excess of cash payments	467,000	815,000	1,403,000
Asset impairment and other charges	7,720,000	1,683,000	392,000
Foreign currency transaction gain	(784,000)	—	—
Non-cash interest income	(229,000)	—	—
Changes in other assets and liabilities affecting operating activities:
Receivables, net	(1,856,000)	(5,061,000)	1,921,000
Prepaid expenses and other assets	(1,546,000)	(1,752,000)	475,000
Trade accounts payable and accrued expenses	(2,363,000)	1,155,000	457,000

Net cash provided by continuing operations	6,547,000	2,759,000	10,492,000
Net cash provided (used) by discontinued operations	729,000	3,076,000	(155,000)

Net cash provided by operating activities	7,276,000	5,835,000	10,337,000

INVESTING ACTIVITIES:
Purchases of property and equipment	(4,048,000)	(3,360,000)	(2,496,000)
Proceeds from sale of property	5,318,000	179,000	375,000
Decrease (increase) in restricted cash deposits	479,000	—	(1,252,000)
Deposits and other deferred balances	—	(258,000)	30,000

Net cash provided (used) by investing activities	1,749,000	(3,439,000)	(3,343,000)

(Continued)

ADVOCAT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Year Ended December 31,
	2004	2003	2002
FINANCING ACTIVITIES:
Repayment of debt obligations	$(6,826,000)	$(2,658,000)	$(2,036,000)
Financing costs	(28,000)	(43,000)	(69,000)
Net proceeds from (repayment of) lines of credit	(1,275,000)	1,275,000	(2,867,000)
Proceeds from exercise of stock options	116,000	—	—

Net cash used for financing activities	(8,013,000)	(1,426,000)	(4,972,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,012,000	970,000	2,022,000

CASH AND CASH EQUIVALENTS, beginning of period	4,817,000	3,847,000	1,825,000

CASH AND CASH EQUIVALENTS, end of period	$5,829,000	$4,817,000	$3,847,000

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$2,652,000	$2,732,000	$3,213,000

Cash payments (refunds) of income taxes, net	$140,000	$—	$(447,000)

NON-CASH TRANSACTIONS:

In 2004, 2003 and 2002, the Company accrued, but did not pay, preferred stock dividends of $297,000, $277,000 and $269,000, respectively.

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

DECEMBER 31, 2004, 2003 AND 2002

1.	COMPANY AND ORGANIZATION

Advocat Inc. (together with its subsidiaries, “Advocat” or the “Company”) provides long-term care services to nursing home patients and residents of assisted living facilities in nine states, primarily in the Southeast. The Company’s facilities provide a range of health care services to their patients and residents. In addition to the nursing, personal care and social services usually provided in long-term care facilities, the Company offers a variety of comprehensive rehabilitation services as well as nutritional support services.

As of December 31, 2004, the Company’s continuing operations consist of 57 facilities, including 43 nursing homes with 4,505 licensed beds and 14 assisted living facilities with 987 units. The Company owns 8 nursing homes and leases 35 others. The Company owns 12 assisted living facilities and leases two others. The Company operates facilities in Alabama, Arkansas, Florida, Kentucky, North Carolina, Ohio, Tennessee, Texas and West Virginia.

On May 11, 2004, the Company sold the stock of its Canadian subsidiary, Diversicare Canada Management Services Co., Inc. (“DCMS”) as described in Note 10. In November 2004, the Company sold certain assets of its medical supply business, Advocat Distribution Services as described in Note 10. A lease for three nursing homes in Texas expired in 2004, as described in Note 14. The Company sold two nursing homes in Texas effective February 1, 2005, as described in Note 10. The Company terminated 16 assisted living facility leases in 2002 and one assisted living facility lease in 2003, as described in Note 14, and closed another assisted living facility in 2003. The Company sold a nursing home in Florida in the fourth quarter of 2002. Each of these facilities and businesses constitute components under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and, accordingly, the Company has reclassified the operations of each of these components to discontinued operations, as discussed further in Note 10.

Effective April 1, 2003, the Company entered into leases for four nursing home facilities in Florida that had previously been managed by the Company under management contracts as described in Note 14.

Since the implementation of the Balanced Budget Act of 1997, the long-term health care environment has undergone substantial changes with regards to reimbursement and other payor sources, compliance regulations, competition among other health care providers and relevant patient liability issues. The Company continually monitors these industry developments as well as other factors that affect its business. See Notes 2 and 14 for further discussion of recent changes in the health care industry and the related impact on the operations of the Company.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the operations and accounts of Advocat and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. As discussed in Note 10, the consolidated financial statements of the Company have been reclassified to present the results of certain operations as discontinued operations.

Basis of Accounting

The accompanying consolidated financial statements have been prepared assuming that Advocat will continue as a going concern. The Company incurred operating losses in two of the three years in the period ended December 31, 2004, and although the Company reported a profit for the year ended December 31, 2004, that profit primarily resulted from non-cash expense reductions caused by downward adjustments in the Company’s accrual for self-insured risks associated with professional liability claims, as discussed in Note 14. The Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $42.9 million as of December 31, 2004. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof. The Company has limited resources available to meet its operating, capital expenditure and debt service requirements during 2005. The Company has a net working capital deficit of $45.5 million as of December 31, 2004. The Company has $37.4 million of scheduled debt maturities (including short term debt, settlement promissory notes and current portions of long term debt) during 2005, and is in default of certain debt covenants contained in debt agreements. Of the Company’s $37.4 million of scheduled debt maturities, $10.3 million has matured since December 31, 2004, including the Company’s working capital line of credit. The Company has received proposed terms from the bank for a renewal and believes it will be able to reach an agreement, but no assurances can be made that such negotiations will be successful.

In 2004, the Company reported net income from continuing operations of $4.4 million, primarily as a result of non-cash expense reductions resulting from downward adjustments in the Company’s accrual for self-insured risks associated with the settlement of certain professional liability claims. While these adjustments to the accrual resulted in reported income, they did not generate cash because the accrual is not funded by the Company. The ultimate payments on professional liability claims accrued as of December 31, 2004, or other claims that could be incurred during 2005, could require in the future cash resources that would be in excess of the Company’s available cash or other resources.

The Company is also not in compliance with certain lease and debt agreements, including financial covenants, insurance requirements and other obligations, that allow the holders of substantially all of the Company’s debt to demand immediate repayment. Although the Company does not anticipate that such demands will be made, the continued forbearance on the part of the Company’s lenders cannot be assured. If the Company’s lenders force immediate repayment, the Company would not be able to repay the related debt outstanding. Accordingly, the Company has classified the related debt principal amounts as current liabilities in the accompanying consolidated financial statements as of December 31, 2004. Of the total $37.4 million of matured or scheduled debt maturities (including short term debt and current portions of long term debt) during the next twelve months, the Company intends to repay approximately $3 million from cash generated from operations and will attempt to refinance the remaining balance. Given that events of default exist under the Company’s working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances. Events of default under the Company’s debt agreements could lead to additional events of default under the Company’s lease agreements covering a majority of its nursing facilities. A default in the related lease agreements allows the lessor the right to terminate the lease agreements and assume operating rights with respect to the leased properties. The net book value of property and equipment, including leasehold improvements, related to these facilities total approximately $4.2 million as of December 31, 2004. A default in these lease agreements also allows the holder of the Series B Redeemable Convertible Preferred Stock the right to require the Company to redeem such stock.

The President’s proposed budget for the fiscal year beginning October 1, 2005 includes the effects of the refinement of the Resource Utilization Group (“RUG”) system and provides for the elimination of the reimbursement add-ons for high acuity patients. The elimination of these add-ons, if implemented, will reduce the Company’s revenue and cash flow before taxes by approximately $3.6 million per year.

In addition, the President’s proposed budget includes a provision for the reduction of reimbursement for cross-over bad debt expense. If implemented, this provision may reduce the Company’s revenue and cash flow before taxes by approximately $150,000 per year once fully phased in. However, the ultimate impact of the reduction could be further impacted by additional reimbursement changes as states in which the Company operates deal with the implementation of this change.

At a minimum, the Company’s cash requirements during 2005 include funding operations (including settlement payments related to professional liability and other claims), capital expenditures, scheduled debt service, and working capital requirements. No assurance can be given that the Company will have sufficient cash to meet these requirements. The independent registered public accounting firm’s report on the Company’s financial statements at December 31, 2004, 2003 and 2002 includes an explanatory paragraph concerning the Company’s ability to continue as a going concern.

The Company’s management has implemented a plan to enhance revenues related to the operations of the Company’s nursing homes and assisted living facilities, but the results of these efforts are uncertain. Management is focused on increasing the occupancy in its facilities through an increased emphasis on attracting and retaining patients and residents. Management is also focused on minimizing future expense increases through the elimination of excess operating costs. In addition, management is attempting to minimize professional liability claims in future periods by vigorously defending itself against all such claims and through the additional supervision and training of staff employees. The Company is unable to predict if it will be successful in enhancing revenues, reducing operating expenses, in negotiating waivers, amendments, or refinancings of outstanding debt, or if the Company will be able to meet any amended financial covenants in the future. Regardless of the effectiveness of management’s efforts, any demands for repayment by lenders, the inability to obtain waivers or refinance the related debt, reductions in revenues from government funded programs, the termination of lease agreements or entry of a final judgment in a material amount for a professional or general liability claim would have a material adverse impact on the financial position, results of operations and cash flows of the Company. If the Company is unable to generate sufficient cash flow from its operations, is unable to successfully negotiate debt or lease amendments, or is subject to a significant judgment not covered by insurance, the Company may have to explore a variety of other options, including but not limited to other sources of equity or debt financings, asset dispositions, or relief under the United States Bankruptcy Code. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts of liabilities that might result should the Company be unable to continue as a going concern.

Revenues

Patient and Resident Revenues

The fees charged by the Company to patients in its nursing homes and residents in its assisted living facilities include fees with respect to individuals receiving benefits under federal and state-funded cost reimbursement programs. These revenues are based on approved rates for each facility that are either based on current costs with retroactive settlements or prospective rates with no cost settlement. Amounts earned under federal and state programs with respect to nursing home patients are subject to review by the third-party payors. In the opinion of management, adequate provision has been made for any adjustments that may result from such reviews. Final cost settlements, if any, are recorded when objectively determinable, generally within three years of the close of a reimbursement year depending upon the timing of appeals and third-party settlement reviews or audits. During the years ended December 31, 2004, 2003 and 2002, the Company recorded $146,000, $647,000 and $327,000 of net favorable estimated settlements from federal and state programs for periods prior to the beginning of fiscal 2004, 2003 and 2002, respectively.

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

The Company includes provisions for doubtful accounts in operating expenses in its consolidated statements of operations. The provisions for doubtful accounts of continuing operations were $1,486,000, $1,626,000 and $547,000 for 2004, 2003 and 2002, respectively.

Lease Expense

As of December 31, 2004, the Company operates 37 long-term care facilities under operating leases, including 35 owned or financed by Omega Healthcare Investors, Inc. (“Omega”) and two owned by other parties. The Company’s operating leases generally require the Company to pay stated rent, subject to increases based on changes in the Consumer Price Index, a minimum percentage increase, or increases in the net revenues of the leased properties. Beginning October 1, 2001, the Company’s Omega leases required the Company to pay certain scheduled rent increases. Such scheduled rent increases are recorded as additional lease expense on a straight-line basis over the term of the related leases. The Company’s leases are “triple-net,” requiring the Company to maintain the premises, pay taxes, and pay for all utilities. The Company generally grants its lessor a security interest in the Company’s personal property located at the leased facility. The leases generally require the Company to maintain a minimum tangible net worth and prohibit the Company from operating any additional facilities within a certain radius of each leased facility. The Company is generally required to maintain comprehensive insurance covering the facilities it leases as well as personal and real property damage insurance and professional malpractice insurance. Effective March 9, 2002, the Company has obtained professional malpractice insurance coverage for its United States nursing homes that is less than the amounts required in the lease agreement. The failure to pay rentals within a specified period or to comply with the required operating and financial covenants generally constitutes a default, which default, if uncured, permits the lessor to terminate the lease and assume the property and the contents within the facility. In all cases where mortgage indebtedness exists with respect to a leased facility, the Company’s interest in the premises is subordinated to that of the lessors’ mortgage lenders.

See Note 14 for a discussion regarding the termination of leases for certain facilities during 2004, 2003 and 2002.

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

Property and Equipment

Property and equipment are recorded at cost with depreciation being provided over the shorter of the remaining lease term (where applicable) or the assets’ estimated useful lives on the straight-line basis as follows:

Buildings and leasehold improvements	-	2 to 40 years
Furniture, fixtures and equipment	-	2 to 15 years
Vehicles	-	5 years

Interest incurred during construction periods is capitalized as part of the building cost. Maintenance and repairs are expensed as incurred, and major betterments and improvements are capitalized. Property and equipment obtained through purchase acquisitions are stated at their estimated fair value determined on the respective dates of acquisition.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the recoverability of the carrying values of its properties on a property by property basis. On a quarterly basis, the Company reviews its properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable. The need to recognize an impairment is based on estimated future cash flows from a property compared to the carrying value of that property. If recognition of an impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property. See Note 5 for discussion of impairment provisions recorded in 2004, 2003 and 2002.

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

Self Insurance

Self insurance reserves primarily represent the accrual for self insured risks associated with general and professional liability claims, employee health insurance and workers compensation. The self insurance reserves include estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. The Company’s policy with respect to a significant portion of the general and professional liability claims is to use a third-party actuary to support the estimates recorded for incurred but unreported claims. The Company’s health insurance reserve is based on known claims incurred and an estimate of incurred but unreported claims determined by an analysis of historical claims paid. The Company’s workers compensation reserve relates to periods of self insurance prior to May 1997 and a high deductible policy issued July 1, 2002 through June 30, 2003 covering most of the Company’s employees in the United States. The reserve for workers compensation self insurance prior to May 1997 consists only of known claims incurred and the reserve is based on an estimate of the future costs to be incurred for the known claims. The reserve for the high deductible policy issued July 1, 2002 is based on known claims incurred and an estimate of incurred but not reported claims determined by an analysis of historical claims incurred. Expected insurance coverages are reflected as a reduction of reserves. Professional liability claims are inherently uncertain and actual results could differ from estimates and cause the Company’s reported net income to vary significantly from period to period. The self insurance reserves are assessed on a quarterly basis, with changes in estimated losses and effects of settlements being recorded in the consolidated statements of operations in the period identified.

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

Disclosure of Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, receivables, trade accounts payable, accrued expenses approximate fair value because of the short-term nature of these accounts. The carrying amount of the Company’s debt approximates fair value because the interest rates approximate the current rates available to the Company and its individual facilities. The Company’s self-insurance reserves are reported on an undiscounted basis as the timing of estimated settlements cannot be determined.

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

Foreign Operations and Currency Translation Policies

The results of operations and the financial position of the Canadian operations have been prepared from records maintained in Canada and translated at the respective average rates (for purposes of the consolidated statements of operations) and respective year-end rates (for purposes of the consolidated balance sheets). Translation gains and losses are reported as a component of accumulated other comprehensive (loss) in shareholders’ equity (deficit). As discussed in Note 10, these foreign operations were sold in 2004 and are presented as a discontinued operation.

Accumulated foreign currency translation unrealized gains (losses) are as follows:

	2004	2003	2002
Beginning balance	$1,695,000	$(872,000)	$(935,000)
Current period change, net of tax	(1,695,000)	2,567,000	63,000

Ending balance	$—	$1,695,000	$(872,000)

The accumulated foreign currency translation gain (loss) was related to DCMS, and was recognized in income from discontinued operations as part of the gain on sale at the time of the disposal of DCMS. See Note 10.

Earnings (Loss) per Common Share

The Company utilizes SFAS No. 128, “Earnings Per Share,” for the financial reporting of earnings (loss) per common share. Basic earnings (loss) per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or otherwise resulted in the issuance of common stock that then shared in the earnings of the Company. The potentially dilutive effect of the Company’s stock options and Series B Redeemable Convertible Preferred Stock, representing 1,500,000 and 1,949,000 shares in 2003 and 2002, have been excluded from the computation of net loss per share because of anti-dilution.

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

Under APB No. 25, no compensation cost related to stock options has been recognized because all options are issued with exercise prices equal to the fair market value at the date of grant. Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s net income (loss) for common stock and net income (loss) per share would have been increased to the following pro forma amounts:

	Year Ended December 31,
	2004	2003	2002
Net income (loss) from continuing operations, as reported	$4,449,000	$(12,072,000)	$(11,178,000)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,000)	(28,000)	(28,000)

Pro forma net income (loss) from continuing operations	$4,448,000	$(12,100,000)	$(11,206,000)

Basic net income (loss) from continuing operations per share:
As reported	$0.73	$(2.25)	$(2.08)

Pro forma	$0.73	$(2.25)	$(2.09)

Diluted net income (loss) from continuing operations per share:
As reported	$0.68	$(2.25)	$(2.08)

Pro forma	$0.68	$(2.25)	$(2.09)

The weighted average fair value of options granted was $0.17 in 2002. No options were granted in 2004 or 2003. The fair value of each option is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used for the 2002: risk free interest rates of 1.6%; no expected dividend yield; expected life of five years; and, expected volatility of 90.0%. For purposes of pro forma disclosures of net income (loss) and net income (loss) per share as required by SFAS No. 123, the estimated fair value of the options is amortized to expense over the options’ vesting period.

See Note 11 for additional disclosures about the Company’s stock-based compensation plans.

New Accounting Pronouncements

In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities (Revised December 2003) (“FIN 46R”). FIN 46R provides guidance related to identifying variable interest entities and determining whether such entities should be consolidated. FIN 46R was adopted by the

Company on January 1, 2004. The Company does not have an interest in any variable interest entities and the adoption of this interpretation had no effect on the Company’s financial position or results of operations.

In December of 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29. This Statement amends APB Opinion No. 29, Accounting for Non-monetary Transactions. The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The provisions of SFAS 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company plans to adopt SFAS 153 beginning July 1, 2005. The future effect of SFAS 153 on the Company’s financial statements will depend on whether the Company enters into certain non-monetary transactions. The Company, however, does not expect the adoption of this Statement to have a significant impact on its financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company will be required to apply this Statement beginning July 1, 2005. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company does not expect the adoption of SFAS 123R to have a significant impact on its financial position or results of operations.

In December 2004, the FASB issued Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. The American Jobs Creation Act of 2004 (the “Act”) introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. The FASB staff believes that the lack of clarification of certain provisions within the Act and the timing of the enactment necessitate a practical exception to the Statement 109 requirement to reflect in the period of enactment the effect of a new tax law. Accordingly, an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying Statement 109. The Company is currently assessing the impact of the Act on its financial position and results of operations but does not believe that the Act will likely provide the Company with the ability to recognize a reduction of income tax expense.

Reclassifications

As discussed in Note 10, the consolidated financial statements of the Company have been reclassified to reflect as discontinued operations certain divestitures and lease terminations. Certain amounts in the 2003 and 2002 financial statements related to continuing operations have also been reclassified to conform to the 2004 presentation.

3.	RECEIVABLES

Receivables, before the allowance for doubtful accounts, consist of the following components:

	December 31,
	2004	2003
Medicare	$6,534,000	$6,369,000
Medicaid and other non-federal programs	8,393,000	8,254,000
Other patient and resident receivables	2,669,000	3,087,000
Other receivables and advances	189,000	49,000

	$17,785,000	$17,759,000

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

5.	ASSET IMPAIRMENT AND OTHER CHARGES

The Company has recorded various asset impairment and other charges as presented below:

	2004	2003	2002
Impairment of long-lived assets	$8,419,000	$1,703,000	$2,031,000
Lease terminations	341,000	389,000	750,000
Terminated merger expenses	—	—	408,000
Investment banker/consultant fees	—	—	181,000

	8,760,000	2,092,000	3,370,000
Less – amount included in discontinued operations	1,040,000	409,000	2,389,000

Asset impairment and other charges included in continuing operations	$7,720,000	$1,683,000	$981,000

In 2004, 2003 and 2002, the Company recorded asset impairment charges of $8,419,000, $1,703,000 and $2,031,000, respectively, for the impairment of certain long-lived assets in accordance with the provisions of SFAS 144. A detail of the impaired asset charges is as follows:

Description of Impairment	2004	2003	2002
Assisted Living Facilities Impairment Charges – As a result of projected cash flows, impairment charges were recorded in 2004 for six owned assisted living facilities, were recorded in 2003 for two owned assisted living facilities, and were recorded in 2002 for two assisted living facilities, including one owned facility and one leased facility.	$7,500,000	$1,505,000	$1,184,000

Nursing Homes Impairment charges – As a result of projected cash flows, impairment charges were recorded in 2004 for five nursing homes, including three leased and two owned facilities, were recorded in 2003 for one leased nursing home, and were recorded in 2002 for two leased nursing homes.	919,000	178,000	378,000

Assets held for sale – As a result of expected future sales, impairment charges were recorded in 2003 for one assisted living facility, and were recorded in 2002 for one nursing home and one assisted living facility, reducing the net book value of these properties to their estimated net realizable value.	—	20,000	469,000

Total impairment of long-lived assets	$8,419,000	$1,703,000	$2,031,000

During 2004, 2003 and 2002, the Company terminated facility leases for three nursing homes in 2004, one assisted living facility in 2003 and 16 assisted living facilities in 2002. The Company incurred lease termination charges of approximately $341,000, $389,000 and $750,000 in 2004, 2003 and 2002, respectively, consisting of the remaining net book value of these facilities, costs of completing the transactions and settlement charges, as described in Note 14.

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

6.	PROPERTY AND EQUIPMENT

Property and equipment, at cost, consists of the following:

	December 31,
	2004	2003
Land	$4,204,000	$4,204,000
Buildings and leasehold improvements	49,159,000	54,142,000
Furniture, fixtures and equipment	20,945,000	19,692,000

	$74,308,000	$78,038,000

Substantially all of the Company’s property and equipment are provided as collateral for debt obligations. The Company capitalizes leasehold improvements which will revert back to the lessor of the property at the expiration or termination of the lease, and depreciates these improvements over the remaining lease term.

7.	SHORT-TERM DEBT

Short-term debt consists of the following:

	December 31,
	2004	2003
Mortgages payable to a commercial finance company; secured by 12 assisted living properties; interest payable monthly at 3.35% above LIBOR (5.64% and 4.52% at December 31, 2004 and 2003, respectively); balloon maturity in April 2005.	$22,260,000	$22,991,000

Promissory note payable to a bank; secured by certain property, accounts receivable and substantially all other Company assets; interest and principal payable monthly, interest at 7.50%; matured in January 2005.	5,087,000	8,929,000

Promissory note payable to a commercial finance company; secured by one nursing home; interest payable monthly at 3.5% above LIBOR (5.79% and 4.67% at December 31, 2004 and 2003, respectively); balloon maturity in April 2005.	3,234,000	3,351,000

Promissory note payable to a bank; secured by certain accounts receivable and substantially all other Company assets; interest and principal payable monthly, interest at 7.50%; matured in January 2005.	3,193,000	3,328,000

Mortgage payable to a bank; secured by one nursing home; interest and principal payable monthly; interest rate of 6.5%; matured in February 2005.	1,928,000	2,055,000

Mortgages payable to two banks; secured by second interests in the nursing home referred to immediately above; interest and principal payable monthly; interest rate of 6.5%; matured in February 2005.	136,000	139,000

Promissory note payable to a bank; secured by certain accounts receivable and substantially all other Company assets; interest at 7.50%; interest and principal payable monthly; paid in 2004.	—	1,555,000

Working capital line of credit payable to a bank; secured by certain accounts receivable and substantially all other Company assets; interest payable monthly at bank prime rate plus 0.50% up to a maximum of 9.50%; matured in January 2005.	—	—

	$35,838,000	$42,348,000

As of December 31, 2004, the Company’s weighted average interest rate on short term debt was 6.1%.

The security interests on the $5,087,000 promissory note payable to a bank include six Texas nursing homes. As discussed in Note 10, two of these Texas nursing homes were sold in February 2005. The

Company has also agreed to apply against the promissory note indebtedness any net proceeds realized from the sale of the collateral comprising the additional security interests. This promissory note matured in January 2005. The Company has received proposed terms from the bank for a renewal and believes an agreement can be reached, but to date no such renewal has been executed.

The $3,193,000 promissory note matured in January 2005. The Company has received proposed terms from the bank for a renewal and believes an agreement can be reached, but to date no such renewal has been executed.

Mortgages payable with a combined outstanding principal balance of $2.1 million at December 31, 2004 matured in February 2005. These mortgages are secured by the assets of one nursing home. The Company is engaged in negotiations to refinance these loans, but no assurances can be made that these efforts will be successful.

In connection with new leases for four facilities in Florida that had previously been managed by the Company (as discussed in Note 14), the Company entered into a Working Capital Loan Agreement with Omega in 2003 to provide working capital for the facilities. As of December 31, 2004, there was no outstanding balance under this loan agreement. The loan agreement provides for a maximum loan of $2 million, subject to certain borrowing base limitations and other restrictions. The loan matures in December 2005.

As of December 31, 2004, the Company had no outstanding borrowings under its working capital line of credit. The average daily outstanding balance under the line of credit during 2004 was approximately $90,000. Borrowings under this working capital line of credit bear interest at 0.50% above the banks prime rate (up to a maximum of 9.50%). The working capital line of credit expired in January 2005. The Company has received proposed terms from the bank for a renewal and believes an agreement can be reached, but to date no such renewal has been executed. Given that events of default exist under the Company’s debt agreements and that the working capital line of credit has expired, the Company does not have access to working capital advances.

Cross-default provisions exist in a majority of the Company’s debt agreements. In addition, certain of the Company’s debt agreements provide that a default under certain of the Company’s leases constitutes a default under the debt agreements. Certain of the Company’s debt agreements also contain various financial covenants, the most restrictive of which relate to current ratio requirements, tangible net worth, cash flow, net income (loss), required insurance coverages and limits on the payment of dividends to shareholders. As of December 31, 2004, the Company was not in compliance with certain of the financial covenants contained in the Company’s debt and lease agreements. Cross-default or material adverse change provisions contained in the debt agreements allow the holders of substantially all of the Company’s debt to demand repayment. The Company has not obtained waivers of the noncompliance.

8.	SETTLEMENT PROMISSORY NOTES

Promissory notes were issued during 2004 in settlement of certain professional liability claims and other disputes. The majority of these notes were non-interest bearing, and were discounted at 7.5%, which approximated the Company’s borrowing rate, as shown below:

December 31,
2004
Promissory notes; non-interest bearing; net of unamortized discount of $152,000, imputed at 7.5%; monthly payments through February 2007.	$2,106,000

Promissory note; interest rate of 7%; principal and interest due in monthly payments through February 2007.	339,000

2,445,000
Less current portion	(1,374,000)

$1,071,000

Scheduled principal payments of settlement promissory notes are as follows:

2005	$1,374,000
2006	943,000
2007	128,000

Total	$2,445,000

9.	LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2004	2003
Mortgages payable to a commercial finance company; secured by two nursing homes; interest payable monthly at 3.50% above LIBOR (5.79% and 4.67% at December 31, 2004 and 2003, respectively); matures in April 2006.	$7,041,000	$7,221,000

Subordinated note payable to Omega; secured by accounts receivable and other assets of the facilities leased from Omega; interest at 7.00%; balloon maturity in September 2007.	1,700,000	1,700,000

Secured working capital promissory note payable to Omega, secured by accounts receivable and leasehold improvements of four nursing homes; interest at 8.5%; reclassified to short term debt at December 31, 2004.	—	1,275,000

	8,741,000	10,196,000
Less current portion	(8,741,000)	(10,196,000)

	$—	$—

As of December 31, 2004, the Company’s weighted average interest rate on long-term debt was 6.0%.

Scheduled principal payments of long-term debt (assuming no accelerations by the lenders) are as follows:

2005	$196,000
2006	6,845,000
2007	1,700,000

$8,741,000

Cross-default provisions exist in a majority of the Company’s debt agreements. In addition, certain of the Company’s debt agreements provide that a default under certain of the Company’s leases constitutes a default under the debt agreements. Certain of the Company’s debt agreements also contain various financial covenants, the most restrictive of which relate to current ratio requirements, tangible net worth, cash flow, net income (loss), required insurance coverages and limits on the payment of dividends to shareholders. As of December 31, 2004, the Company was not in compliance with certain of the financial covenants contained in the Company’s debt and lease agreements. Cross-default or material adverse change provisions contained in the debt agreements allow the holders of substantially all of the Company’s debt to demand repayment. The Company has not obtained waivers of the noncompliance. Based on regularly scheduled debt service requirements, the Company has a total of $196,000 of long-term debt, $35,838,000 of short-term debt and $1,374,000 of settlement promissory notes that must be repaid or refinanced during 2005. As a result of the covenant noncompliance and other cross-default provisions, the Company has classified a total of $8,545,000 of debt with scheduled maturities beginning in 2006 as current liabilities as of December 31, 2004. The Company would not be able to repay this indebtedness if the applicable lenders demanded repayment.

10.	DISCONTINUED OPERATIONS

Canadian Operations

On May 11, 2004, the Company sold the stock of its Canadian subsidiary DCMS to DCMS Holding, Inc. (“Holding”), a privately-owned Ontario corporation. DCMS operated 14 nursing homes and 24 assisted living facilities in the Canadian provinces of Ontario, British Columbia and Alberta. The sales price was $16.5 million Canadian (approximately $11.8 million US at the May 11, 2004 exchange rate). Approximately $8.5 million Canadian ($6.1 million US) was received at closing, with the balance, $8.0 million Canadian ($5.7 million US), scheduled to be received in annual installments of $600,000 Canadian ($428,000 US) on the anniversary of the closing for the first four years and a final installment of $5.6 million Canadian ($4.0 million US) on the fifth anniversary of closing. The future payments may be accelerated upon the occurrences of certain events. The installment portion of the purchase price is evidenced by a promissory note that has been discounted to estimated fair value and was initially recorded in the accompanying balance sheet at $4.7 million US.

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

Other divestitures and lease terminations

In November 2004, the Company sold certain assets of its medical supply business, Advocat Distribution Services. The initial purchase price was $225,000, with additional consideration based on the results of operations of the business over the two years following the sale. No material gain or loss was realized from the initial proceeds. Any additional consideration received in the future under the terms of the agreement will be recorded when determined.

Effective February 1, 2005, the Company sold two nursing homes in Texas that were operating with low occupancy and experiencing operating losses. The net proceeds from the transactions were approximately $375,000. In periods prior to the sale, the Company had recorded impairment provisions and reduced the property to its estimated realizable value, and no material gain or loss was realized on the transactions.

In October 2004, the Company sold an assisted living facility in North Carolina that had been closed in 2003. The net proceeds were approximately $60,000 and there was no material gain or loss resulting from the sale.

During 2002, the Company closed on the sale of a nursing home facility located in Florida. The net proceeds were approximately $375,000 and there was no material gain or loss resulting from the sale.

Proceeds from each of these divestiture transactions were used to pay transaction costs and repay debt. In addition to these divestiture transactions, the Company has terminated leases covering certain nursing home and assisted living facilities, as further discussed in Note 14. Each of these facilities and businesses constitute components under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and, accordingly, the Company has reclassified the operations and disposed property of each of these components as discontinued operations for all periods presented in the Company’s consolidated financial statements.

Assets and liabilities of discontinued operations

Current assets of discontinued operations consist of the following:

	December 31,
	2004	2003
Cash and cash equivalents	$—	$5,400,000
Receivables, net	—	732,000
Prepaid expenses and other current assets	12,000	165,000

Total current assets	$12,000	$6,297,000

Property and equipment of discontinued operations consist of the following:

	December 31,
	2004	2003
Land	$—	$571,000
Buildings and leasehold improvements	—	14,943,000
Furniture, fixtures and equipment	—	3,584,000

	—	19,098,000
Less accumulated depreciation	—	(6,416,000)

Total property and equipment, net	$—	$12,682,000

Other assets of discontinued operations consist of the following:

	December 31,
	2004	2003
Investments in joint ventures	$—	$2,053,000
Other assets	—	315,000

Total other assets	$—	$2,368,000

The investments are in joint ventures operating long-term care facilities in Canada, and are accounted for on the equity or cost method, as applicable.

Current liabilities of discontinued operations consist of the following:

	December 31,
	2004	2003
Current portion of long-term debt	$—	$184,000
Trade accounts payable	—	1,192,000
Accrued payroll and employee benefits	—	1,124,000
Accrued interest	—	34,000
Other current liabilities	—	528,000

Total current liabilities	$—	$3,062,000

Noncurrent liabilities of discontinued operations as of December 31, 2003 consist of long-term debt, net of current maturities, of $6,329,000, and other noncurrent liabilities of $26,000.

Apart from the sale of the Canadian operations, the other divestiture and lease termination transactions described above generally resulted in the surrender of property and equipment in the facilities, but did not result in the sale of accounts receivable or other current assets or the assumption of current liabilities or debt. Accordingly, such current assets and liabilities were not reclassified to discontinued operations. The current assets and liabilities of continuing operations include the following amounts retained by the Company related to these discontinued operations:

	December 31,
	2004	2003
Current assets-
Receivables, net	$201,000	$647,000

Current liabilities-
Trade accounts payable	176,000	373,000
Accrued payroll and employee benefits	65,000	300,000
Other current liabilities	203,000	207,000

Total current liabilities	$444,000	$880,000

The Company maintains certain accruals related to its accruals for self insured risks on a consolidated basis, and does not allocate these liabilities to individual facilities. These liabilities were not assumed in any of the divestiture or lease termination transactions described above.

11.	SHAREHOLDERS’ EQUITY, STOCK PLANS AND SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

Shareholders’ Rights Plan

In March 2005, the Company approved an amendment to its shareholders rights plan (the “Plan”), which was originally adopted in 1995. The amendment extends the expiration date of the Plan to March 20, 2010 and changes the exercise price of the rights under the Plan to $15. The Plan is designed to protect the Company’s shareholders from unfair or coercive takeover tactics. The rights under the Plan were effective for all shareholders of record at the close of business March 20, 1995. The amendment approved in March 2005 extended the term of the plan for an additional five years. The Plan, as previously amended in December 7, 1998, provides for one right with respect to each share of common stock. The rights may be exercised only upon the occurrence of certain triggering events, including the acquisition of, or a tender offer for, 15.0% or more of the Company’s common stock without the Company’s prior approval.

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

In accordance their terms, the Key Personnel Plan and the Director Plan expired in May 2004. Accordingly, no further grants can be made under these plans.

The following table summarizes information regarding stock options outstanding as of December 31, 2004:

	Weighted
Range of	Average	Options
Exercise Prices	Exercise Prices	Outstanding
$5.56 to $13.00	$9.79	39,000
$0.15 to $1.06	$0.34	149,000

		188,000

As of December 31, 2004, the outstanding options have a weighted average remaining life of 5.7 years.

Summarized activity of the stock option plans is presented below:

	Shares		Weighted
	Key Personnel	Director	Average
	Plan	Plan	Exercise Price
Outstanding, December 31, 2001	1,033,000	204,000	$4.37
Issued	—	30,000	0.24
Expired or canceled	(8,000)	(97,000)	3.61

Outstanding, December 31, 2002	1,025,000	137,000	4.33
Expired or canceled	(438,000)	(71,000)	5.04

Outstanding, December 31, 2003	587,000	66,000	3.78
Exercised	(217,000)	(15,000)	0.50
Expired or canceled	(217,000)	(16,000)	8.22

Outstanding, December 31, 2004	153,000	35,000	$2.31

Exercisable, December 31, 2004	153,000	35,000	$2.31

Series A Preferred Stock

The Company is authorized to issue up to 400,000 shares of Series A preferred stock. The Company’s Board of Directors is authorized to establish the terms and rights of each series, including the voting powers, designations, preferences, and other special rights, qualifications, limitations, or restrictions thereof.

Series B Redeemable Convertible Preferred Stock

As part of the consideration paid to Omega for a restructuring the terms of the Omega Master Lease in November 2000, the Company issued to Omega 393,658 shares of the Company’s Series B Redeemable Convertible Preferred Stock. The Company’s Series B Redeemable Convertible Preferred Stock has a stated value of $3,300,000 and carries an annual dividend rate of 7% of the stated value. The dividends accrue on a daily basis whether or not declared by the Company and compound quarterly. Dividend payments on the Series B Redeemable Convertible Preferred Stock are subordinated to the payment in full of certain bank debt. The Series B Redeemable Convertible Preferred Stock shares have preference in liquidation but do not have voting rights. The total redemption value is equal to the stated value plus any accrued but unpaid dividends. The liquidation preference value is equal to the redemption value. The holders of the Series B Redeemable Convertible Preferred Stock may convert their preferred shares and accrued dividends to common stock at their option at any time based on a conversion price per share of $4.67, subject to adjustment.

Beginning on the earlier of a default under the Omega Master Lease agreement or September 30, 2007, Omega has the right to require the Company to redeem the Series B Redeemable Convertible Preferred Stock shares at the redemption price of $3,300,000 plus accrued and unpaid dividends. At December 31, 2004 and 2003, total accrued but unpaid dividends amounted to $1,132,000 ($2.88 per share) and $835,000 ($2.12 per share), respectively, and, accordingly, the aggregate redemption value on the Series B Redeemable Convertible Preferred Stock was $4,432,000 and $4,135,000, respectively and the per share redemption value was approximately $11.26 and $10.50, respectively.

12.	EARNINGS (LOSS) PER SHARE

Information with respect to the calculation of basic and diluted earnings ( loss) per share data is presented below:

	2004	2003	2002
Basic net income (loss) per common share
Net income (loss) from continuing operations	$4,449,000	$(12,072,000)	$(11,178,000)
Preferred stock dividends	(297,000)	(277,000)	(269,000)

Net income(loss) from continuing operations for common stock	4,152,000	(12,349,000)	(11,447,000)

Income (loss) from discontinued operations:
Operating income (loss), net of taxes	(1,958,000)	851,000	(1,825,000)
Gain on sale	290,000	—	—

Net income (loss) from discontinued operations	(1,668,000)	851,000	(1,825,000)

Net income (loss) for common stock	$2,484,000	$(11,498,000)	$(13,272,000)

Basic average common shares outstanding	5,660,000	5,493,000	5,493,000

Basic income (loss) per common share:
Income (loss) from continuing operations	$0.73	$(2.25)	$(2.08)

Income (loss) from discontinued operations	(0.34)	0.16	(0.34)
Gain on sale of discontinued operations	0.05	—	—

Net income (loss) from discontinued operations	(0.29)	0.16	(0.34)

Basic net income (loss) per common share	$0.44	$(2.09)	$(2.42)

	2004	2003	2002
Diluted net income (loss) per common share
Net income (loss) from continuing operations for common stock	$4,152,000	$(12,349,000)	$(11,447,000)
Add dilutive preferred stock dividends, for effect of assumed conversion of preferred stock	297,000	—	—
Interest on unpaid dividends	(92,000)	—	—

Net income (loss) from continuing operations for diluted earnings (loss) per share	4,357,000	(12,349,000)	(11,447,000)

Income (loss) from discontinued operations:
Operating income (loss), net of taxes	(1,958,000)	851,000	(1,825,000)
Gain on sale	290,000	—	—

Net income (loss) from discontinued operations	(1,668,000)	851,000	(1,825,000)

Net income (loss) for diluted earnings (loss) per share	$2,689,000	$(11,498,000)	$(13,272,000)

Basic average common shares outstanding	5,660,000	5,493,000	5,493,000
Incremental shares from assumed exercise of stock options	167,000	—	—
Incremental shares from assumed conversion of preferred stock	610,000	—	—

Diluted average common shares outstanding	6,437,000	5,493,000	5,493,000

Diluted income (loss) per common share
Income (loss) from continuing operations	$0.68	$(2.25)	$(2.08)

Income (loss) from discontinued operations	(0.31)	0.16	(0.34)
Gain on sale of discontinued operations	$0.05	$—	$—

Net income (loss) from discontinued operations	$(0.26)	$0.16	$(0.34)

Basic net income (loss) per common share	$0.42	$(2.09)	$(2.42)

For 2004 the dilutive effects of the Company’s stock options and Series B Redeemable Convertible Preferred Stock are included in the computation of diluted income per common share. The potentially dilutive effects of stock options and Series B Redeemable Convertible Preferred Stock that would have otherwise qualified for inclusion, representing 1,500,000 and 1,949,000 shares in 2003 and 2002, respectively, have been excluded from the computation of net loss per share for those years because of anti-dilution.

13.	INCOME TAXES

The provision (benefit) for income taxes of continuing operations is composed of the following components:

	Year Ended December 31,
	2004	2003	2002
Current payable (benefit):
Federal	$182,000	$—	$(447,000)
State	64,000	—	60,000

Provision (benefit) for income taxes	$246,000	$—	$(387,000)

A reconciliation of taxes computed at statutory income tax rates on income from continuing operations is as follows:

	Year Ended December 31,
	2004	2003	2002
Provision (benefit) for federal income taxes at statutory rates	$1,596,000	$(4,517,000)	$(5,134,000)
Provision (benefit) for state income taxes at statutory rates, net of federal benefit	188,000	(531,000)	(604,000)
Previously unrecorded benefit	—	—	(447,000)
NOL adjustment due to IRS exam	—	—	1,926,000
Tax on earnings distributed from foreign subsidiary	1,320,000	—	—
Increase (decrease) in valuation allowance	(2,656,000)	4,848,000	3,825,000
Other	(202,000)	200,000	47,000

Provision (benefit) for income taxes	$246,000	$—	$(387,000)

The net deferred tax assets and liabilities, at the respective income tax rates, are as follows:

	December 31,
	2004	2003
Current deferred assets:
Allowance for doubtful accounts	$594,000	$609,000
Accrued liabilities	5,318,000	4,470,000

	5,912,000	5,079,000
Less valuation allowance	(5,912,000)	(5,079,000)

	$—	$—

Noncurrent deferred assets:
Net operating loss and other carryforwards	$6,312,000	$9,167,000
Deferred lease costs	625,000	734,000
Tax goodwill and intangibles	2,975,000	3,656,000
Impairment of long-lived assets	4,696,000	2,066,000
Noncurrent self-insurance reserves	13,041,000	15,282,000

	27,649,000	30,905,000
Less valuation allowance	(27,248,000)	(30,737,000)

	401,000	168,000
Noncurrent deferred liabilities:
Note receivable	(82,000)	—
Depreciation	(319,000)	(168,000)

	$—	$—

Due to the uncertainty surrounding the realization of the benefits of the Company’s deferred tax assets, the Company has established a full valuation allowance against such tax assets as of December 31, 2004 and 2003. In 2004, the Company decreased the valuation allowance by $2,656,000, and increased the valuation allowance by $4,848,000 and $3,825,000 during 2003 and 2002, respectively.

The Company received previously undistributed earnings from its Canadian subsidiary in connection with the sale of the subsidiary in 2004, as discussed in Note 10. Deferred income taxes on these undistributed earnings had not been recognized prior to the sale, as they were intended to be permanently reinvested.

At December 31, 2004, the Company had $16,261,000 of net operating losses, which expire at various dates beginning in 2019 and continuing through 2023. The utilization of these net operating losses may be further limited by change in ownership provisions of the Federal tax code.

The United States Internal Revenue Code limits the amount of taxable income that may be offset by net operating losses. As a result of these limitations, the Company recorded a provision for federal income taxes of continuing operations of $182,000 in 2004.

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

Lease Commitments

The Company is committed under long-term operating leases with various expiration dates and varying renewal options. Minimum annual rentals, including renewal option periods (exclusive of taxes, insurance, and maintenance costs) under these leases for the next five years beginning January 1, 2005, are as follows for continuing operations:

2005	$14,482,000
2006	12,781,000
2007	13,056,000
2008	13,432,000
2009	13,835,000
Thereafter	161,010,000

$228,596,000

Under lease agreements with Omega and others, the Company’s lease payments are subject to periodic annual escalations as described below and in Note 2. Total lease expense for continuing operations was $15,317,000, $14,910,000 and $13,714,000, for 2004, 2003 and 2002, respectively.

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

The Omega Master Lease required the Company to fund capital expenditures related to the leased facilities totaling $1,000,000 during the first two years of the initial lease term. The Company is also required to fund annual capital expenditures equal to $325 per licensed bed over the initial lease term

(annual required capital expenditures of $994,000). The Company is in compliance with the capital expenditure requirements. Total required capital expenditures over the initial lease term are $10,940,000. These capital expenditures are being depreciated on a straight-line basis over the initial lease term beginning October 1, 2000.

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

As of December 31, 2004, the Company is not in compliance with certain debt covenants. Such events of default under the Company’s debt agreements could lead to actions by the lenders that could result in events of default under the Company’s Omega Master Lease. In addition, effective March 9, 2002, the Company has obtained professional malpractice insurance coverage for its United States nursing homes that is less than the amounts required in the Omega Master Lease. A default in the Omega Master Lease allows the lessor the right to terminate the lease agreements and assume operating rights with respect to the leased properties. The net book value of property and equipment, including leasehold improvements, related to these facilities total approximately $4.2 million as of December 31, 2004.

Florida Leases

Effective April 1, 2003, the Company entered into leases for four nursing home facilities in Florida that had previously been managed by the Company under management contracts. Accordingly, the results of operations of these facilities are included in the Company’s results of operations beginning April 1, 2003. Omega holds mortgages on these properties and the Company makes the lease payments directly to Omega. The leases expire December 31, 2005. Lease payments of $1,498,000 are required each year. Additional rent may be imposed based on the profitability of the facilities. The Company evaluates such additional rentals each quarter and records additional expense as incurred. There was no additional rent incurred in 2003 or 2004.

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

Counsel Leases

The Company leased three nursing home facilities located in Texas from Counsel Corporation (together with its affiliates, “Counsel”) with an initial term of ten years through April 2004 and one ten-year renewal option. Following the expiration of the initial term of this lease, the Company operated these facilities on a month to month basis until December 2004, when Counsel sold the properties. The Company terminated its operations in these facilities and cooperated in an orderly transition to the new owner.

The Company leased five additional facilities in Canada from Counsel with a remaining term expiring in April 2004. The Canadian facilities are also part of the discontinued operations. As discussed in Note 10, the Company sold its Canadian operations in May 2004 and no longer leases the Canadian facilities from Counsel.

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

Effective June 30, 2002, the Company terminated the lease on one additional assisted living facility. The Company was in a dispute with the owner of this property, and the dispute was scheduled to be the subject of an arbitration hearing scheduled for June 2004. Prior to the arbitration hearing, the Company reached an agreement with the owner of the property for the settlement of all claims, and this settlement was executed in July 2004. In connection with this settlement, the Company agreed to make payments totaling $550,000 through February 2007, and to allow the property owner to draw on a $200,000 letter of credit that had been previously issued as security for the original lease. The Company recorded an additional charge of approximately $279,000 in 2004 in connection with the revised estimate of settlement charges and related legal costs.

Effective May 31, 2003, the Company terminated the lease of an assisted living facility in South Carolina. The lease termination agreement required aggregate payments of approximately $355,000, with $75,000 paid in June 2003 and the balance over the following twelve months. The Company made its final payment under this agreement in May 2004.

In connection with the termination of the Counsel leases and the Assisted Living leases discussed above, the Company incurred lease termination charges of approximately $341,000, $389,000 and $750,000 in 2004, 2003 and 2002, respectively, consisting of the remaining net book value of the related nursing home and assisted living facilities, costs of completing the transactions and settlement charges as described above. The operations of the related facilities have been reclassified to discontinued operations, as discussed in Note 10.

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

The Company has essentially exhausted all general and professional liability insurance available for claims first made during the period from March 9, 2001 through March 9, 2003, and the Company has only a small amount of insurance left for claims made during the period from March 9, 2003 to March 9, 2004. For claims made during the period from March 10, 2004 through March 9, 2005, the Company maintains insurance with coverage limits of $250,000 per medical incident and total aggregate policy coverage limits of $500,000. The Company is self-insured for the first $25,000 per occurrence with no aggregate limit. As of December 31, 2004, payments already made by the insurance carrier for this policy year have reduced the remaining aggregate coverage amount, and the Company has approximately $0.4 million of coverage remaining, although a significant portion of this remaining coverage was used in the first two months of 2005. For claims made during the period from March 10, 2005 through March 9, 2006, the Company maintains insurance with coverage limits of $250,000 per medical incident and total aggregate policy coverage limits of $500,000. The Company is self-insured for the first $25,000 per occurrence with no aggregate limit.

For claims made during the period March 9, 2000 through March 9, 2001, the Company is self-insured for the first $500,000 per occurrence with no aggregate limit for the Company’s United States nursing homes. The policy has coverage limits of $1,000,000 per occurrence, $3,000,000 per location and $12,000,000 in the aggregate. The Company also maintains umbrella coverage of $15,000,000 in the aggregate for claims made during this period. As of December 31, 2004, payments already made by the insurance carrier for this policy year have reduced the remaining aggregate coverage amount.

Prior to March 9, 2000, the Company was insured on an occurrence basis. For the policy period January 1, 1998 through February 1, 1999 and for the policy period February 1, 1999 through March 9, 2000, the Company had insurance, including excess liability coverage, in the total amount of $50,000,000 per policy. As of December 31, 2004, payments already made by the insurance carriers for these policy years have significantly reduced the remaining aggregate coverage amount in each of the policy periods, but coverage has not been exhausted in either policy period.

Effective October 1, 2001, the Company’s United States assisted living properties were added to the Company’s insurance program for United States nursing home properties and are covered under the same policies as the Company’s nursing facilities. Prior to October 1, 2001, the Company’s United States assisted living facilities maintained occurrence based insurance and a $15,000,000 aggregate umbrella liability policy. As of December 31, 2004, payments already made by the insurance carriers have significantly reduced the remaining aggregate coverage, but coverage has not been exhausted.

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

Reserve for Estimated Self-Insured Professional Liability Claims

Because the Company anticipates that its actual liability for existing and anticipated claims will exceed the Company’s limited professional liability insurance coverage, the Company has recorded total liabilities for professional liability and other claims of $42.9 million as of December 31, 2004. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof.

The Company records its estimated liability for these professional liability claims based on the results of an third-party actuarial analysis. Each quarter, amounts are added to the accrual for estimates of anticipated liability for claims incurred during that period. These estimates are assessed and adjusted quarterly as claims are actually reported, as lawsuits are filed, and as those actions are actually resolved. As indicated by the chart of reserves by policy year set forth below, final determination of the Company’s actual liability for claims incurred in any given period is a process that takes years. At each quarter end, the Company records any revisions in estimates and differences between actual settlements and reserves, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Any increase in the accrual decreases income in the period, and any reduction in the accrual increases income during the period. Although the Company retains a third-party actuarial firm to assist management in estimating the appropriate accrual for these claims, professional liability claims are inherently uncertain, and the liability associated with anticipated claims is very difficult to estimate. As a result, the Company’s actual liabilities may vary significantly from the accrual, and the amount of the accrual has and may continue to fluctuate by a material amount in any given quarter. Each change in the amount of this accrual will directly affect the Company’s reported earnings for the period in which the change in accrual is made.

In the year ended December 31, 2004, the Company reported net income from continuing operations of $4.4 million, caused in part by downward adjustments in the Company’s accrual for self-insured risks associated with professional liability claims. These adjustments were primarily the result of the effects of settlements of certain claims for amounts less than previously estimated. These downward adjustments more than offset the accrual for claims arising and expected to arise from events occurring during 2004. While each quarterly adjustment to the recorded liability for professional liability claims affects reported income, these changes do not directly affect the Company’s cash position because the accrual for these liabilities is not funded. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof. In the event a significant judgment is entered against the Company in one or more legal actions in which there is no or insufficient professional liability insurance, the Company anticipates that payment of the judgment amounts would require cash resources that would be in excess of the Company’s available cash or other resources. Any such judgment could have a material adverse impact on the Company’s financial position and cash flows.

The following summarizes the Company’s accrual for professional liability and other claims for each policy year as of the end of the period:

	December 31,
	2004	2003
Policy Year End March 9,
2005	$12,068,000	$—
2004	15,626,000	14,687,000
2003	10,041,000	19,620,000
2002	3,292,000	8,717,000
2001	952,000	2,513,000
Other	921,000	1,703,000

	$42,900,000	$47,240,000

Other Insurance

With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. Prior to that time, the Company was self-insured for the first $250,000, on a per claim basis, for workers’ compensation claims in a majority of its United States nursing facilities. However, the insurance carrier providing coverage above the Company’s self insured retention has been declared insolvent by the applicable state insurance agency. As a result, the Company is completely self-insured for workers compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. For the policy period July 1, 2002 through June 30, 2003, the Company entered into a “high deductible” workers compensation insurance program covering the majority of the Company’s United States employees. Under the high deductible policy, the Company is self insured for the first $25,000 per claim, subject to an aggregate maximum out of pocket cost of $1.6 million, for the 12 month policy period. The Company has a letter of credit of $0.8 million securing its self insurance obligations under this program. The letter of credit is secured by a certificate of deposit of $0.8 million, which is reflected as “restricted cash” in the accompanying balance sheet. The reserve for the high deductible policy is based on known claims incurred and an estimate of incurred but not reported claims determined by an analysis of historical claims incurred. Effective June 30, 2003, and continuing for the policy year ending June 30, 2005, the Company entered into a new workers compensation insurance program that provides coverage for claims incurred with premium adjustments depending on incurred losses. Policy expense under this workers compensation policies for the years ending June 30, 2004 and 2005 may be increased or decreased from the level of initial premium payments by up to approximately $1.1 million and $2.0 million, respectively, depending upon the amount of claims incurred during the policy period. The Company has accounted for premium expense under these policies based on its estimate of the level of claims expected to be incurred, and has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate. The liability recorded by the Company for the self-insured obligations under these plans is $0.6 million as of December 31, 2004. Any adjustments of future premiums for workers compensation policies and differences between actual settlements and reserves for self-insured obligations are included in expense in the period finalized.

The Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $1.3 million at December 31, 2004. The differences between actual settlements and reserves are included in expense in the period finalized.

Employment Agreements

The Company has employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.5 times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change in control of the Company (as defined). The maximum contingent liability under these agreements is approximately $1.1 million. In addition, upon the occurrence of any triggering event, certain executives may elect to require the Company to purchase options granted to them for a purchase price equal to the difference in the fair market value of the Company’s common stock at the date of termination versus the stated option exercise price. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by the employee or the Company.

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

Health Care Industry and Legal Proceedings

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

Recently, state and federal government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of fraud and abuse statutes and regulations, as well as of elder abuse statutes and regulations. Violations of these laws and regulations could result in exclusion from government health care programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time. The Company is currently subject to certain ongoing claims and investigations, as described below. There can be no assurance that the Company will not be subject to other claims, investigations or allegations concerning possible violations by health care providers of fraud and abuse and elder abuse statutes and regulations. Any material fine, penalty or repayment obligation incurred as a result of a governmental investigation or claim or any limitation on the Company’s ability to participate in federal or state health care reimbursement programs imposed as a result of such an investigation or claim would have a material adverse impact upon the Company’s financial condition, cash flows or results of operations.

As of December 31, 2004, the Company is engaged in 20 professional liability lawsuits. Some of these matters are currently scheduled for trial within the next year and additional cases may be set for trial during this period. The ultimate results of these or any other of the Company’s professional liability claims and disputes cannot be predicted. The Company has limited, and sometimes no, professional liability insurance with regard to most of these claims. In the event a significant judgment is entered against the Company in one or more of these legal actions in which there is no or insufficient professional liability insurance, the Company would not have available cash resources to satisfy the judgment. Further, settlement of these and other cases may require cash resources that would be in excess of the Company’s available cash or other resources. These potential future payments, whether of a judgment or in settlement of a disputed claim, could have a material adverse impact on the Company’s financial position and cash flows.

On September 8, 2004, the Company entered into a settlement agreement with the attorney General of the State of Arkansas setting forth the terms by which the Company resolved all civil claims and investigations commenced by the State of Arkansas prior to the entry of the agreement, including seven lawsuits then pending in the Circuit Court of Pulaski County, Arkansas alleging violations of the Arkansas Abuse of Adults Act and violation of the Arkansas Medicaid False Claims Act with respect to certain residents of facilities operated by the Company in Arkansas. Under the terms of the settlement, the Company is obligated (i) to pay $400,000 in equal monthly installments of $16,667 beginning on September 1, 2004 and ending on August 1, 2006, and (ii) to pay by no later than September 1, 2007, no less than $600,000 to install sprinkler systems in nursing homes within the State of Arkansas to be selected by the Company. The Company has incurred expenditures of approximately $158,000 to date toward the requirement to install sprinkler systems.

The Company was in a dispute with the owner of an assisted living facility in which the Company terminated the lease. This dispute was the subject of an arbitration hearing scheduled for June 2004. Prior to the arbitration hearing, the Company reached an agreement with the owner of the property for the settlement of all claims, and this settlement was executed in July 2004. In connection with this settlement, the Company agreed to make payments totaling $550,000 through February 2007, and to allow the property owner to draw on a $200,000 letter of credit that had been previously issued as security for the original lease. The Company recorded an additional charge of approximately $279,000 in 2004 in connection with the revised estimate of settlement charges and related legal costs.

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

In 2004, the Commonwealth of Kentucky notified the Company that it intended to recoup from the Company alleged overpayments for certain ancillary services provided at facilities currently operated in Kentucky. The overpayments sought by the Commonwealth related to operations during the period from June 30, 1991 to December 31, 1995. The Company began managing these facilities in December 1994 and became lessee of these facilities in September 1995, thus, the claimed overpayment related primarily to periods prior to the time the Company managed the facilities. The Company paid the alleged overpayments occurring on or after December 1, 1994, and reached agreement with the Commonwealth that it is not responsible for alleged overpayments occurring prior to that date.

In January 2005, the Company’s Medicare Fiscal intermediary implemented a prepayment review on approximately 80 Medicare Part B occupational therapy claims at 26 of the Company’s facilities. As a result, payments for occupational therapy and any other services on the same bill are being withheld. The Company believes that this prepayment review was a widespread review of occupational therapy services and was not limited to the Company’s facilities. Any change in reimbursement for these services could have an adverse impact on the Company.

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

Medicare Reimbursement

During 1997, the federal government enacted the Balanced Budget Act of 1997 (“BBA”), which has negatively impacted the entire long-term care industry. During 1999 and 2000, certain amendments to the BBA were enacted, including the Balanced Budget Reform Act of 1999 (“BBRA”) and the Benefits Improvement and Protection Act of 2000 (“BIPA”). The BBRA provided legislative relief in the form of increases in certain Medicare payment rates during 2000. In July 2001 CMS published a final rule updating payment rates for skilled nursing facilities. The new rules increased payments to skilled nursing facilities by an average of 10.3% beginning on October 1, 2001.

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

The President’s proposed budget for the fiscal year beginning October 1, 2005 includes the effects of the refinement of the RUG system and provides for the elimination of the reimbursement add-ons for high acuity patients. The elimination of these add-ons, if implemented, will reduce the Company’s revenue and cash flow before taxes by approximately $3.6 million per year.

In addition, the President’s proposed budget includes a provision for the reduction of reimbursement for cross-over bad debt expense. If implemented, this provision may reduce the Company’s revenue and cash flow before taxes by approximately $150,000 per year once fully phased in. However, the ultimate impact of the reduction could be further impacted by additional reimbursement changes as states deal with the implementation of this change.

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

The Company commenced operations effective with an initial public offering of common stock in May 1994. The Company’s predecessor operations were in companies owned or controlled by Counsel. From the Company’s inception through November 1996, the Company had two directors who are directors and key executives of Counsel. Until the sale of DCMS, as discussed in Note 14, the Company provided management services for nine facilities owned by two Canadian limited partnerships. Management fees from these facilities totaled $522,000, $2,029,000 and $1,906,000 for 2004, 2003 and 2002, respectively, and are included in Income from Discontinued Operations in the accompanying consolidated financial statements. Counsel leased seven of these facilities from one of the partnerships.

The Company leased 8 facilities from Counsel. As discussed in Note 14, following the sale of DCMS and the expiration of leases for facilities in the United States, the Company no longer leases any facilities from Counsel. Lease expense related to the facilities leased from Counsel totaled $590,000, $1,306,000, and $1,207,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and are included in Income from Discontinued Operations in the accompanying consolidated financial statements.

16.	OPERATING SEGMENT INFORMATION

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that public companies report financial and descriptive information about their operating segments. The Company has two reportable segments: nursing homes and assisted living facilities. Management evaluates each of these segments independently due to the reimbursement, marketing, and regulatory differences between the segments. As discussed in Note 10, the Company has made several divestitures, and the consolidated financial statements have been reclassified to report the related operations as discontinued operations.

The accounting policies of these segments are the same as those described in the summary of significant accounting policies described in Note 2. Management evaluates performance based on profit or loss from operations before income taxes not including asset impairment and other charges and foreign currency translation gains and losses. Interest expense is deducted in the determination of segment operating income (loss). The following information is derived from the Company’s segments’ internal financial statements and includes information related to the Company’s unallocated corporate revenues and expenses:

	2004	2003	2002
Net revenues:
Nursing homes	$191,224,000	$172,226,000	$150,232,000
Assisted living facilities	11,595,000	11,302,000	11,602,000

Total	$202,819,000	$183,528,000	$161,834,000

Depreciation and amortization:
Nursing homes	$3,167,000	$3,100,000	$3,005,000
Assisted living facilities	1,506,000	1,477,000	1,546,000
Corporate	61,000	70,000	72,000

Total	$4,734,000	$4,647,000	$4,623,000

Segment operating income (loss):
Nursing homes	$16,891,000	$(5,861,000)	$(5,069,000)
Assisted living facilities	(2,216,000)	(1,957,000)	(1,763,000)
Corporate	(3,330,000)	(2,673,000)	(3,769,000)

Total	11,345,000	(10,491,000)	(10,601,000)
Reconciliation to operating income (loss):
Asset impairment and other charges	(7,720,000)	(1,683,000)	(981,000)
Interest expense	3,069,000	3,091,000	3,717,000

Operating income (loss)	$6,694,000	$(9,083,000)	$(7,865,000)

Long-lived assets:
Nursing homes	$28,985,000	$23,002,000	$23,828,000
Assisted living facilities	16,877,000	24,839,000	26,560,000
Discontinued operations	—	15,050,000	13,641,000
Corporate	530,000	852,000	597,000

Total	$46,392,000	$63,743,000	$64,626,000

Total assets:
Nursing homes	$53,678,000	$40,498,000	$40,569,000
Assisted living facilities	17,181,000	25,311,000	26,932,000
Discontinued operations	12,000	26,844,000	18,309,000
Corporate	1,521,000	2,281,000	3,061,000
Eliminations	—	—	—

Total	$72,392,000	$94,934,000	$88,871,000

Capital expenditures:
Nursing homes	$2,990,000	$2,108,000	$1,853,000
Assisted living facilities	1,056,000	1,251,000	612,000
Corporate	2,000	1,000	31,000

Total	$4,048,000	$3,360,000	$2,496,000

17.	QUARTERLY FINANCIAL INFORMATION (Unaudited)

Selected quarterly financial information for each of the quarters in the years ended December 31, 2004 and 2003 is as follows:

	Quarter
2004	First	Second	Third	Fourth
Net revenues	$48,509,000	$48,976,000	$51,735,000	$53,599,000

Professional liability expense (benefit)(1)	(2,983,000)	(1,702,000)	2,500,000	280,000

Net income (loss) from continuing operations(2)	4,556,000	3,562,000	182,000	(3,851,000)

Income (loss) from discontinued operations	136,000	(1,094,000)	(396,000)	(314,000)

Net income (loss) for common stock(3)	4,620,000	2,394,000	(289,000)	(4,241,000)

Basic net income (loss) per share:
Income (loss) from continuing operations	$.81	$.61	$.02	$(.69)

Income (loss) from discontinued operations	$.02	$(.19)	$(.07)	$(.05)

Net income (loss) per common share	$.83	$.42	$(.05)	$(.74)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$.69	$.55	$.02	$(.69)

Income (loss) from discontinued operations	$.02	$(.17)	$(.07)	$(.05)

Net income (loss) per common share	$.71	$.38	$(.05)	$(.74)

(1)	The Company’s quarterly results are significantly affected by the amounts recorded for professional liability expense, as discussed further in Note 14. The amount of expense (benefit) recorded for professional liability in each quarter of 2004 is set forth in the table above.

(2)	Includes asset impairment and other charges of $7.7 million, as further discussed in Note 5.

(3)	Includes asset impairment and other charges of $1.0 million, as further discussed in Note 5.

	Quarter
2003	First	Second	Third	Fourth
Net revenues	$40,079,000	$46,015,000	$47,917,000	$49,517,000

Professional liability expense (benefit)(1)	4,003,000	8,087,000	3,295,000	(248,000)

Net income (loss) from continuing operations(2)	(3,482,000)	(7,566,000)	(3,149,000)	2,125,000

Income (loss) from discontinued operations(3)	403,000	(265,000)	368,000	345,000

Net income (loss) for common stock	(3,146,000)	(7,900,000)	(2,851,000)	2,399,000

Basic net income (loss) per share:
Income (loss) from continuing operations	$(.65)	$(1.39)	$(.59)	$.37

Income (loss) from discontinued operations	$.08	$(.05)	$.07	$.07

Net income (loss) per common share	$(.57)	$(1.44)	$(.52)	$.44

Diluted net income (loss) per share:
Income (loss) from continuing operations	$(.65)	$(1.39)	$(.59)	$.33

Income (loss) from discontinued operations	$.08	$(.05)	$.07	$.06

Net income (loss) per common share	$(.57)	$(1.44)	$(.52)	$.39

(1)	The Company’s quarterly results are significantly affected by the amounts recorded for professional liability expense, as discussed further in Note 14. The amount of expense (benefit) recorded for professional liability in each quarter of 2004 is set forth in the table above.

(2)	Includes asset impairment charges of $1.7 million, as further discussed in Note 5.

(3)	Includes asset impairment charges of $0.4 million, as further discussed in Note 5.

ADVOCAT INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
OF CONTINUING OPERATIONS
(in thousands)

Column A	Column B	Column C			Column D	Column E
		Additions			Deductions
	Balance
	at	Charged				Balance
	Beginning	to	Charged		(Write-offs)	at
	of	Costs and	to Other		net of	End of
Description	Period (1)	Expenses	Accounts(1)	Other	Recoveries	Period

Year ended December 31, 2004:
Allowance for doubtful accounts	$1,799	$1,486	$257	$—	$(1,830)	$1,712

Year ended December 31, 2003:
Allowance for doubtful accounts	$2,192	$1,626	$81	$—	$(2,100)	$1,799

Year ended December 31, 2002:
Allowance for doubtful accounts	$5,436	$547	$(21)	$—	$(3,770)	$2,192

(1)	As discussed in Note 10 of the Consolidated Financial Statements, the Company has reclassified its financial statements for 2004 and all prior periods to present the results of certain divestiture and lease termination transactions as discontinued operations. Apart from the sale of the Canadian operations, the other divestiture and lease termination transactions generally resulted in the surrender of property and equipment in the facilities, but did not result in the sale of accounts receivable or other current assets or the assumption of current liabilities or debt. Accordingly, such current assets and liabilities were not reclassified to discontinued operations. This schedule sets forth amount of provision for doubtful accounts charged to discontinued operations separately for discontinued operations other than the Canadian operations. The amounts related to the Canadian operations are disclosed separately in the next schedule.

S-1

ADVOCAT INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
OF DISCONTINUED CANADIAN OPERATIONS
(in thousands)

Column A	Column B	Column C			Column D	Column E
		Additions			Deductions
	Balance
	at	Charged				Balance
	Beginning	to	Charged		(Write-offs)	at
	of	Costs and	to Other		net of	End of
Description	Period (1)	Expenses	Accounts	Other(2)	Recoveries	Period

Year ended December 31, 2004:
Allowance for doubtful accounts	$29	$5	$—	$(28)	$(6)	$—

Year ended December 31, 2003:
Allowance for doubtful accounts	$23	$12	$—	$—	$(6)	$29

Year ended December 31, 2002:
Allowance for doubtful accounts	$17	$5	$—	$—	$1	$23

(1)	As discussed in Note 10 of the Consolidated Financial Statements, the Company has reclassified its financial statements for 2004 and all prior periods to present the results of certain divestitures as discontinued operations. The receivables and related allowance for doubtful accounts of the Canadian operations were reclassified to discontinued operations. This schedule sets forth the amounts related solely to Canadian operations.

(2)	The Canadian operations were sold in May 2004, and all related accounts were removed in recording the sale.

S-2

Exhibit
Number	Description of Exhibits
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

4.6
Amendment No. 1 to Amended and Restated Rights Agreement, dated March 19, 2005, by and between Advocat Inc. and SunTrust Bank, as Rights Agent (incorporated by reference to Exhibit 2 to Form 8-A/A Amendment No. 2 filed March 24, 2005).

10.1	1994 Incentive and Non-Qualified Stock Plan for Key Personnel (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement No. 33-76150 on Form S-1).

10.2	1994 Non-Qualified Stock Option Plan for Directors (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement No. 33-76150 on Form S-1).

Exhibit
Number	Description of Exhibits
10.3	Master Agreement and Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement No. 33-76150 on Form S-1).

10.4	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement No. 33-76150 on Form S-1).

10.5
Consent, Assignment and Amendment Agreement between Diversicare Corporation of America, Counsel Nursing Properties, Inc., Advocat Inc., Diversicare Leasing Corporation and Omega Healthcare Investors, Inc. dated May 10, 1994 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.6
Advocat Inc. Guaranty in favor of Omega Healthcare Investors, Inc. dated May 10, 1994 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.7
Demand Master Promissory Note by Advocat Inc. to the order of Diversicare Corporation of America dated May 10, 1994 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.8
Lease Agreement between HealthCare Ventures and Wessex Care Corporation dated October 23, 1989, as assigned effective May 10, 1994, to Diversicare Leasing Corp. (incorporated by reference to Exhibit 10.40 to the Company’s Registration Statement No. 33-76150 on Form S-1).

10.9
Lease Agreement between Osborne & Wilson Development Corp., Inc. and Diversicare Corporation of America dated July 7, 1989, as assigned effective May 10, 1994, to Diversicare Leasing Corp. (incorporated by reference to Exhibit 10.41 to the Company’s Registration Statement No. 33-76150 on Form S-1).

10.10
Master Credit and Security Agreement dated December 27, 1996, between First American National Bank, GMAC-CM Commercial Mortgage Corporation, Advocat Inc., Management Services Co. and the Subsidiaries (as defined) (incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.11
Project Loan Agreement (Afton Oaks) dated December 27, 1996 between GMAC-CM Commercial Mortgage Corporation, Advocat Inc., Diversicare Management Services Co. and the Subsidiaries (as defined) (incorporated by reference Exhibit 10.60 to the Company’s Annual Report on Form for the fiscal year ended December 31, 1996).

10.12	Amendment to 1994 Incentive and Non-Qualified Stock Plan for Key Personnel (incorporated by reference to Exhibit A to the Company’s Schedule 14A filed March 31, 1997).

Exhibit
Number	Description of Exhibits
10.13	Amendment to 1994 Non-Qualified Stock Option Plan for Directors (incorporated by reference to Exhibit A to the Company’s Schedule 14A filed April 19, 1996).

10.14	Amendment No. 3 Advocat Inc. 1994 Incentive and Nonqualified Stock Option Plan For Key Personnel (incorporated by reference to Exhibit A to the Company’s Schedule 14A filed April 3, 1998).

10.15
Renewal and Modification Promissory Note dated March 31, 1998, between the Company and AmSouth Bank.(incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998).

10.16
Renewal and Modification Promissory Note dated March 31, 1998, between the Company and First American National Bank (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996).

10.17
Second Amendment to Loan and Negative Pledge Agreement dated March 31, 1998, between Diversicare Assisted Living Services NC, LLC and First American National Bank, both individually and as Agent for AmSouth Bank (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996).

10.18
Loan Agreement dated the 4th day of June, 1999, by and between Diversicare Assisted Living Services NC II, LLC, a Delaware limited liability company and GMAC Commercial Mortgage Corporation, a California corporation (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.19
Loan Agreement dated the 4th day of June, 1999, by and between Diversicare Assisted Living Services NC I, LLC, a Delaware limited liability company and GMAC Commercial Mortgage Corporation, a California corporation (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.20
Fourth Amendment to Master Credit and Security Agreement dated as of April 14, 1999 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.21
Form of Fifth Amendment to Master Credit and Security Agreement between Diversicare Management Services Co. and First American National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.22	Fourth Amendment to Loan and Negative Pledge Agreement dated October 1, 1999 between Diversicare Assisted Living Services NC, LLC. and First American National

Exhibit
Number	Description of Exhibits
Bank along with AmSouth Bank (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.23
Line of Credit Note (Overline Facility) dated October 1, 1999 between Diversicare Management Services Co. and First American National Bank (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.24
Fifth Amendment to Loan and Negative Pledge Agreement dated December 1, 1999 between Diversicare Assisted Living Services PC, LLC and First American National Bank along with AmSouth Bank (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1999).

10.25
Sixth Amendment to Master Credit and Security Agreement dated December 1, 1999 between Diversicare Management Services Co. and First American National Bank along with GMAC Commercial Mortgage Company (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1999).

10.26
Amendments to Promissory Notes dated November 30, 1999 between Diversicare Management Services Co. and GMAC Commercial Mortgage Corporation. (Four amendments extending the term to April 30, 2000 on four notes totaling $11.1 million.) (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1999).

10.27
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

10.28
Consolidated Amended and Restated Master Lease dated November 8, 2000, effective October 1, 2000, between Sterling Acquisition Corp. (as Lessor) and Diversicare Leasing Corp. (as Lessee) (incorporated by reference to Exhibit 10.84 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.29
Management Agreement effective October 1, 2000, between Diversicare Leasing Corp. and Diversicare Management Services Co. (incorporated by reference to Exhibit 10.85 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

Exhibit
Number	Description of Exhibits
10.30
Amended and Restated Security Agreement dated as of November 8, 2000 between Diversicare Leasing Corp and Sterling Acquisition Corp. (incorporated by reference to Exhibit 10.86 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.31
Security Agreement dated as of November 8, 2000 between Sterling Health Care Management, Inc. and Sterling Acquisition Corp. (incorporated by reference to Exhibit 10.87 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.32
Guaranty given as of November 8, 2000 by Registrant, Advocat Finance, Inc., Diversicare Management Services Co., in favor of Sterling Acquisition Corp. (incorporated by reference to Exhibit 10.88 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.33
Reaffirmation of Obligations (Florida Managed Facilities) by Registrant and Diversicare Management Services Co. to and for the benefit of Omega Healthcare Investors (incorporated by reference to Exhibit 10.89 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.34
Subordinated Note dated as of November 8, 2000 in the amount of $1,700,000 to Omega Healthcare Investors, Inc. from Registrant (incorporated by reference to Exhibit 10.90 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.35
Master Amendment to Loan Documents and Agreement dated as of November 8, 2000, effective October 1, 2000, among Registrant, its subsidiaries and AmSouth Bank (incorporated by reference to Exhibit 10.91 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.36
Second Amendment to Intercreditor Agreement among GMAC, AmSouth, Registrant and its subsidiaries (incorporated by reference to Exhibit 10.93 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.37
Renewal Promissory Note dated October 1, 2000 in the amount of $3,500,000 to AmSouth Bank from Diversicare Management Services Co. (incorporated by reference to Exhibit 10.94 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.38
Renewal Promissory Note dated October 1, 2000 in the amount of $9,412,383.87 to AmSouth Bank from Diversicare Assisted Living Services NC, LLC (incorporated by reference to Exhibit 10.95 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.39	Renewal Promissory Note dated October 1, 2000 in the amount of $4,500,000 made payable to AmSouth Bank from Diversicare Management Services Co. (incorporated

Exhibit
Number	Description of Exhibits
by reference to Exhibit 10.96 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.40
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

10.41
Fifth Amendment to Project Loan Agreement and Comprehensive Amendment of All Other Loan Documents dated as of the 28th day of February, 2001, by and between the Company, certain of its subsidiaries and GMAC Commercial Mortgage Corporation. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.42
Sixth Amendment to and Assumption of Promissory Note dated as of the 28th day of February, 2001, by certain subsidiaries of the Company and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.43
Guaranty Agreement re Pinedale dated as of the 29th day of March, 2001, by the Company, for the benefit of GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.44
Loan Agreement re Pinedale dated as of the 29th day of March, 2001, by and between a subsidiary of the Company, and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.45
Mortgage and Security Agreement re Pinedale dated as of the 29th day of March, 2001, by and between a subsidiary of the Company, and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.46
Promissory Note dated 29th day of March 2001, in the amount of $2,913,000.00 in the favor of GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

Exhibit
Number	Description of Exhibits
10.47
Guaranty Agreement re Windsor House dated as of the 29th day of March, 2001, by the Company, for the benefit of GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.48
Loan Agreement re Windsor House dated as of the 29th day of March, 2001, by and between a subsidiary of the Company, and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.49
Mortgage and Security Agreement re Windsor House dated as of the 29th day of March, 2001, by and between a subsidiary of the Company, and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.50
Promissory Note dated 29th day of March 2001, in the amount of $4,709,000.00 in the favor of GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.51
Revenue Sharing Agreement as of the 30 day of September, 2001, by and among Advocat Inc., Diversicare Leasing Corp., Omega Healthcare Investors, Inc. and OHI Sunshine, Inc. (incorporated by reference to Exhibit 10.125 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.52
First Amendment to Consolidated Amended and Restated Master lease dated September 30, 2001 by and between Sterling Acquisition Corp and Diversicare Leasing Corporation. (incorporated by reference to Exhibit 10.126 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.53
Lease Termination and Operations Transfer Agreement dated the 31st day of March, 2002 by and between (i) Diversicare Assisted Living Services NC, LLC, a Tennessee limited liability company and Advocat Inc., a Delaware corporation, and (ii) Pierce Management Group First Partnership, a North Carolina general partnership, Pierce Management Group Fifth Partnership, a North Carolina general partnership, Pierce, Pierce And Hall, a North Carolina general partnership, Guy S. Pierce, individually, A. Steve Pierce and wife Mary Lou Pierce and A. Steve Pierce, individually. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

10.54
Lease Termination and Operations Transfer Agreement made and entered into as of the 31st day of March, 2002 by and between (i) Diversicare Assisted Living Services, Inc., a Tennessee corporation, and (ii) Guy S. Pierce, an individual, and any person or entity to whom the Agreement is assigned in accordance with Section 17 thereof.

Exhibit
Number	Description of Exhibits
(incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.55
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

10.56
Purchase and Sale Agreement dated as of the 25th day of July, 2002 by and between Diversicare Leasing Corp. and Sterling Healthcare, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.57
Second Amendment to Loan Agreement dated as of October 1, 2002, by and between Diversicare Assisted Living Services NC II, LLC, and GMAC Commercial Mortgage Corporation. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.58
Second Amendment to Loan Agreement dated as of October 1, 2002, by and between Diversicare Assisted Living Services NC I, LLC, and GMAC Commercial Mortgage Corporation. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.59
Second Amendment to Promissory Note dated as of the 1st day of October, 2002, by and between Diversicare Assisted Living Services NC I, LLC, and GMAC Commercial Mortgage Corporation. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.60
Second Amendment to Promissory Note dated as of the 1st day of October, 2002, by and between Diversicare Assisted Living Services NC II, LLC, and GMAC Commercial Mortgage Corporation. (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.61
Renewal Reimbursement Promissory Note dated December 15, 2002 from the Company to AmSouth Bank (incorporated by reference to Exhibit 10.134 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.62
Second Amendment to Master Amendment to Loan Documents and Agreement by and between AmSouth Bank, the Company, Diversicare Management Services and other subsidiaries of the Company (incorporated by reference to Exhibit 10.135 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit
Number	Description of Exhibits
10.63
Second Amendment dated December 15, 2002 to Renewal Promissory Note by and among Am South Bank and Diversicare Assisted Living Services, NC, LLC (incorporated by reference to Exhibit 10.136 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.64
Second Amendment to Renewal Promissory Note (Overline Facility) by and among AmSouth Bank and Diversicare Management Services, Co (incorporated by reference to Exhibit 10.137 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.65
Reduced and modified Renewal Revolving Promissory Note dated December 15, 2002 from Diversicare Management Services Co. to AmSouth Bank (incorporated by reference to Exhibit 10.134 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.66
Seventh Amendment to Promissory Note dated as of the 23rd day of December, 2002, by Diversicare Afton Oaks, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.139 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.67
Amendment to Deed of Trust and Security Agreement dated as of the 23rd day of December, 2002, by and between Diversicare Afton Oaks, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.140 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.68
Amended and Restated Employment Agreement dated as of March 28, 2003, by and among Advocat Inc., a Delaware corporation, and William R. Council, III (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.69
Third Amendment to Loan Agreement dated as of January 1, 2003 by and between Diversicare Assisted Living Services NC II, LLC, a Delaware limited liability company and GMAC Commercial Mortgage Corporation, a California corporation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.70
Fourth Amendment to $12,770,000 Promissory Note dated as of January 1, 2003 by and between Diversicare Assisted Living Services NC I, LLC, a Delaware limited liability company and GMAC Commercial Mortgage Corporation, a California corporation (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.71
Fourth Amendment to $12,480,000 Promissory Note dated as of January 1, 2003 by and between Diversicare Assisted Living Services NC II, LLC, a Delaware limited liability company and GMAC Commercial Mortgage Corporation, a California

Exhibit
Number	Description of Exhibits
corporation (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.72
Third Amendment to Loan Agreement dated as of January 1, 2003 by and between Diversicare Assisted Living Services NC I, LLC, a Delaware limited liability company and GMAC Commercial Mortgage Corporation, a California corporation (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.73
Share Purchase Agreement dated as of August 25, 2003 by and between Diversicare Leasing Corp., a Tennessee corporation, Advocat Inc., a Delaware corporation, Diversicare Canada Management Services Co., Inc., an Ontario corporation, and DCMS Holdings Inc., an Ontario corporation (incorporated by reference to Annex A to the Company’s Proxy Statement filed October 6, 2003).

10.74
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

10.75
Fourth Amendment to Revenue Bond Lease Agreement and Mortgage and Indenture of Trust dated as of May 2, 2003 by and between The Medical Clinic Board of the City of Hartford, Alabama; Diversicare Leasing Corp.; Colonial Bank; City Bank of Hartford and Slocomb National Bank (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.76
Fourth Amendment to Loan Agreement dated as of June 18, 2003 by and between Diversicare Assisted Living Services NC I, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.77
Fifth Amendment to Promissory Note dated as of June 18, 2003 by and between Diversicare Assisted Living Services NC I, LLC and GMAC Commercial Mortgage Corporation(incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.78
Fifth Amendment to Promissory Note dated as of June 18, 2003 by and between Diversicare Assisted Living Services NC II, LLC and GMAC Commercial Mortgage Corporation(incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.79	Fourth Amendment to Loan Agreement dated as of June 18, 2003 by and between Diversicare Assisted Living Services NC II, LLC and GMAC Commercial Mortgage

Exhibit
Number	Description of Exhibits
Corporation(incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.80
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

10.81
Sixth Amendment to Promissory Note dated as of the 1st day of July, 2003, by and between Diversicare Assisted Living Services NC II, LLC and GMAC Commercial Mortgage Corporation(incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.82
Fifth Amendment to Loan Agreement dated as of July 1, 2003, by and between Diversicare Assisted Living Services NC II, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.83
Sixth Amendment to Promissory Note dated as of the 1st day of July, 2003, by and between Diversicare Assisted Living Services NC I, LLC, and GMAC Commercial Mortgage Corporation(incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.84
Fifth Amendment to Loan Agreement dated as of July 1, 2003, by and between Diversicare Assisted Living Services NC I, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.85
Contract to Purchase Real Property in Morehead City, North Carolina between Ronald F. McManus and Diversicare Assisted Living Services NC, LLC for Carteret Care (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.86
Master Lease Agreement dated as of May 1, 2003 by and between Emerald-Cedar Hills, Inc. Emerald-Golfview, Inc., Emerald-Southern Pines, Inc. and Emerald-Golfcrest, Inc. and Senior Care Florida Leasing, LLC (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

Exhibit
Number	Description of Exhibits
10.87
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

10.88
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

10.89
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

10.90
First Amendment to Reduced and Modified Renewal Revolving Promissory Note dated July 11, 2003 by and among AmSouth Bank and Diversicare Management Services Co. (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.91
First Amendment to Renewal Promissory Note dated as of July 11, 2003 by and among AmSouth Bank and Advocat Inc., a Delaware corporation (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.92
Third Amendment to Renewal Promissory Note dated as of July 11, 2003 by and among AmSouth Bank and Diversicare Assisted Living Services, NC, LLC, a Tennessee limited liability company (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.93
Third Amendment to Renewal Promissory Note (Overline Facility) dated July 11, 2003 by and among AmSouth Bank and Diversicare Management Services, Co., a Tennessee corporation (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

Exhibit
Number	Description of Exhibits
10.94
Second Amendment to Reduced And Modified Renewal Revolving Promissory Note dated as of July 11, 2003 by and among AmSouth Bank and Diversicare Management Services Co., a Tennessee corporation (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.95
Third Amendment to Master Amendment to Loan Documents And Agreement dated as of July 11, 2003 by and between AmSouth Bank, successor in interest by merger to First American National Bank, Advocat Inc., a Delaware corporation and various subsidiaries of Advocat Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.96
Third Amendment to Reduced and Modified Renewal Revolving Promissory Note dated January 9 2004 by and among AmSouth Bank and Diversicare Management Services Co., a Tennessee corporation (incorporated by reference to Exhibit 10.137 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.97
Second Amendment to Renewal Promissory Note dated as of January 9, 2004 by and among AmSouth Bank and Advocat, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.138 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.98
Fourth Amendment to Renewal Promissory Note dated as of January 9, 2004 by and among AmSouth Bank and Diversicare Assisted Living Services, NC, LLC, a Tennessee limited liability company (incorporated by reference to Exhibit 10.139 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.99
Fourth Amendment to Renewal Promissory Note (the “Overline Facility”) dated as of January 9, 2004 by and among AmSouth Bank and Diversicare Management Services, Co., a Tennessee corporation (incorporated by reference to Exhibit 10.140 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.100
Fifth Amendment by and between The Medical Clinic Board Of The City Of Hartford, Alabama, Diversicare Leasing Corp., Colonial Bank, N.A. (formerly Colonial Bank), City Bank of Hartford and Slocomb National Bank, effective as of November 2, 2003 (incorporated by reference to Exhibit 10.141 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.101
First Amendment to Share Purchase Agreement dated as of February ___, 2004, among Diversicare Leasing Corp., a corporation incorporated under the laws of Tennessee, and Advocat Inc., a corporation incorporated under the laws of Delaware, and Diversicare Canada Management Services Co., Inc., a corporation incorporated under the laws of Ontario, and DCMS Holdings Inc., a corporation incorporated under the laws of Ontario (incorporated by reference to Exhibit 10.142 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

Exhibit
Number	Description of Exhibits
10.102
Fourth Amendment to Master Amendment to Loan Documents And Agreement dated as of May 10, 2004 by and between AmSouth Bank, successor in interest by merger to First American National Bank, Advocat Inc., a Delaware corporation and various subsidiaries of Advocat Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.103
Fourth Amendment to Reduced and Modified Renewal Revolving Promissory Note dated April 16, 2004 by and among AmSouth Bank and Diversicare Management Services, Co., a Tennessee corporation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.104
Third Amendment to Renewal Promissory Note dated as of April 16, 2004 by and among AmSouth Bank and Advocat, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.105
Fifth Amendment to Renewal Promissory Note dated as of April 16, 2004 by and among AmSouth Bank and Diversicare Assisted Living Services, NC, LLC, a Tennessee limited liability company (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.106
Fifth Amendment to Renewal Promissory Note (the “Overline Facility”) dated as of April 16, 2004 by and among AmSouth Bank and Diversicare Management Services, Co., a Tennessee corporation (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.107
Seventh Amendment to Promissory Note dated as of the 30th day of June, 2004, by and between Diversicare Assisted Living Service NC II, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.108
Sixth Amendment to Loan Agreement dated as of June 30, 2004 by and between Diversicare Assisted Living Services NC II, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.109
Seventh Amendment to Promissory Note dated as of the 30th day of June, 2004 by and between Diversicare Assisted Living Service NC I, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.110
Sixth Amendment to Loan Agreement dated as of June 30, 2004 by and between Diversicare Assisted Living Services NC I, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

Exhibit
Number	Description of Exhibits
10.111
Seventh Amendment to Project Loan Agreement (Afton Oaks) dated as of March 31, 2004 by and between GMAC Commercial Mortgage Corporation and Diversicare Afton Oaks, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.112
Eighth Amendment to Promissory Note (Afton Oaks) dated as of March 31, 2004 by Diversicare Afton Oaks, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.113
Sixth Amendment to Renewal Promissory Note dated July 16, 2004 by and among AmSouth Bank and Diversicare Assisted Living Services, NC, LLC, a Tennessee limited liability company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.114
Fifth Amendment to Reduced and Modified Renewal Revolving Promissory Note dated July 16, 2004 by and among AmSouth Bank and Diversicare Management Services Co., a Tennessee corporation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.115
Sixth Amendment to Renewal Promissory Note (the “Overline Facility”) dated July 16, 2004 by and among AmSouth Bank and Diversicare Management Services, Co., a Tennessee corporation (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.116
Fifth Amendment to Master Amendment to Loan Documents And Agreement dated as of October 29, 2004 by and between AmSouth Bank, successor in interest by merger to First American National Bank, Advocat Inc., a Delaware corporation and various subsidiaries of Advocat Inc.

10.117	Seventh Amendment to Renewal Promissory Note dated October 29, 2004 by and among AmSouth Bank and Diversicare Assisted Living Services, NC, LLC, a Tennessee limited liability company

10.118	Replacement Reduced and Modified Renewal Revolving Promissory Note dated October 29, 2004 from Diversicare Management Services Co. to AmSouth Bank

10.119	Seventh Amendment to Renewal Promissory Note (the “Overline Facility”) dated October 29, 2004 into by and among AmSouth Bank and Diversicare Management Services, Co., a Tennessee corporation.

10.120	Sixth Amendment is entered into by and between The Medical Clinic Board Of The City Of Hartford, Alabama, Diversicare Leasing Corp., Colonial Bank, N.A., City

Exhibit
Number	Description of Exhibits
Bank Of Hartford and Slocomb National Bank, and is effective as of November 2, 2004.

10.121
Purchase and Sale Agreement dated as of 4th day of November, 2004, by and between McKesson Medical-Surgical Minnesota Supply Inc. a Minnesota corporation, Advocat Distribution Services, Inc., a Tennessee corporation and Diversicare Management Services, Inc.

10.122
Purchase and Sale Agreement made and entered into as of the 14th day of November, 2003 with Addendum dated as of October 14, 2004 by and between Diversicare Assisted Living Services NC II, LLC, a Delaware limited liability company, and Margaret Sutton.

10.123
Purchase Agreement made and entered into as of the 14th day of January, 2005, by and between (i) Diversicare Leasing Corp., a Tennessee corporation, and (ii) Salt Creek Holding Company, Inc., a Texas corporation, and Goliad Manor, Inc., a Texas corporation.

10.124
Purchase Agreement made and entered into as of the 14th day of January, 2005, by and between (i) Diversicare Leasing Corp., a Tennessee corporation and (ii) Devil’s Run Holding Company, Inc., a Texas corporation and Refugio Nursing and Rehabilitation Center, Inc., a Texas corporation.

10.125
Eighth Amendment to Promissory Note dated as of the 1st day of January, 2005, by and between Diversicare Assisted Living Services NC I, LLC, a Delaware limited liability company and GMAC Commercial Mortgage Corporation.

10.126
Seventh Amendment to Loan Agreement effective as of January 1, 2005, by and between Diversicare Assisted Living Services NC I, LLC, a Delaware limited liability company, and GMAC Commercial Mortgage Corporation, a California corporation.

10.127
Eighth Amendment To Promissory Note entered into as of the 1st day of January, 2005, by and between Diversicare Assisted Living Services NC II, LLC, a Delaware limited liability company and GMAC Commercial Mortgage Corporation, a California corporation.

10.128
Seventh Amendment to Loan Agreement effective as of January 1, 2005, by and between Diversicare Assisted Living Services NC II, LLC, a Delaware limited liability company and GMAC Commercial Mortgage Corporation, a California corporation.

10.129	Lease Termination Agreement dated December 1, 2004 by and between Counsel Nursing Properties, Inc., a Delaware corporation and Diversicare Leasing Corp., a Tennessee corporation.

21	Subsidiaries of the Registrant.

23.1	Consent of BDO Seidman.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).