Form 10-Q
period 2005-03-31
ADVOCAT INC
filed 2005-05-12
CIK 919956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

CHECK ONE:

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

5,725,287

(Outstanding shares of the issuer’s common stock as of May 9, 2005)

Part I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 6. EXHIBITS
SIGNATURES
EX-10.1 FIRST AMENDMENT TO PROMISSORY NOTE
EX-10.2 EIGHTH AMENDMENT TO PROMISSORY NOTE
EX-10.3 EIGHTH AMENDMENT TO PROMISSORY NOTE
EX-10.4 SIXTH AMENDMENT TO MASTER AMENDMENT TO LOAN DOCUMENTS
EX-10.5 PROMISSORY NOTE 04/28/05
EX-10.6 LOAN AGREEMENT 04/28/05
EX-10.7 PAYMENT AND PERFORMANCE GUARANTY AGREEMENT 04/28/05
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32 SECTION 906 CERTIFICATIONS OF THE CEO & CFO

Part I. FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

ADVOCAT INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2005	2004
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$5,908	$5,829
Restricted cash	764	773
Receivables, less allowance for doubtful accounts of $2,018 and $1,712, respectively	15,550	16,073
Current portion of note receivable	608	481
Prepaid expenses and other current assets	3,403	2,832
Discontinued operations	—	12

Total current assets	26,233	26,000

PROPERTY AND EQUIPMENT, at cost	75,603	74,308
Less accumulated depreciation	(38,695)	(37,473)

Property and equipment, net	36,908	36,835

OTHER ASSETS:
Note receivable, net of current portion	5,136	5,214
Deferred lease and other costs, net	1,155	1,252
Other assets	3,483	3,091

Total other assets	9,774	9,557

	$72,915	$72,392

(Continued)

ADVOCAT INC.

INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(continued)

	March 31,	December 31,
	2005	2004
	(unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt	$8,698	$8,741
Current portion of settlement promissory notes	1,226	1,374
Short-term debt	35,045	35,838
Trade accounts payable	4,586	4,905
Accrued expenses:
Payroll and employee benefits	7,567	6,826
Interest	839	790
Current portion of self-insurance reserves	8,895	10,002
Other current liabilities	2,874	3,013

Total current liabilities	69,730	71,489

NONCURRENT LIABILITIES:
Settlement promissory notes, less current portion	798	1,071
Self-insurance reserves, less current portion	26,236	32,695
Other noncurrent liabilities	4,609	4,559

Total noncurrent liabilities	31,643	38,325

COMMITMENTS AND CONTINGENCIES

SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK
Authorized 600,000 shares, $.10 par value, 393,658 shares issued and outstanding at redemption value	4,510	4,432

SHAREHOLDERS’ DEFICIT:
Preferred stock, authorized 400,000 shares, $.10 par value, none issued and outstanding	—	—
Common stock, authorized 20,000,000 shares, $.01 par value, 5,725,000 shares issued and outstanding	57	57
Paid-in capital	16,022	16,022
Accumulated deficit	(49,047)	(57,933)

Total shareholders’ deficit	(32,968)	(41,854)

	$72,915	$72,392

The accompanying notes are an integral part of these interim consolidated balance sheets.

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2005	2004
REVENUES:
Patient revenues, net	$48,712	$45,562
Resident revenues	3,132	2,947

Net revenues	51,844	48,509

EXPENSES:
Operating	40,846	38,092
Lease	3,891	3,832
Professional liability	(7,287)	(2,983)
General and administrative	3,613	3,024
Depreciation and amortization	1,235	1,196

Total expenses	42,298	43,161

OPERATING INCOME	9,546	5,348

OTHER INCOME (EXPENSE):
Foreign currency transaction loss	(56)	—
Interest income	117	5
Interest expense	(769)	(765)

	(708)	(760)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	8,838	4,588
PROVISION FOR INCOME TAXES	—	32

NET INCOME FROM CONTINUING OPERATIONS	8,838	4,556

INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Operating income (loss), net of taxes of $0 and $123, respectively	(250)	136
Gain on sale, net of taxes of $0 and $0, respectively	376	—

Net income from discontinued operations	126	136

NET INCOME	8,964	4,692
PREFERRED STOCK DIVIDENDS, ACCRUED BUT NOT PAID	78	72

NET INCOME FOR COMMON STOCK	$8,886	$4,620

NET INCOME PER COMMON SHARE:
Per common share – basic
Income from continuing operations	$1.53	$0.81
Income from discontinued operations	0.02	0.02

	$1.55	$0.83

Per common share – diluted
Income from continuing operations	$1.36	$0.69
Income from discontinued operations	0.02	0.02

	$1.38	$0.71

WEIGHTED AVERAGE SHARES:
Basic	5,725	5,563

Diluted	6,499	6,602

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands and unaudited)

	Three Months Ended
	March 31,
	2005	2004
NET INCOME FOR COMMON STOCK	$8,886	$4,620

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	—	(293)
Income tax benefit	—	108

	—	(185)

COMPREHENSIVE INCOME	$8,886	$4,435

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,964	$4,692
Income from discontinued operations	126	136

Net income from continuing operations	8,838	4,556
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,235	1,196
Provision for doubtful accounts	419	373
Self-insured professional liability provision, net of benefit from reduction in accrual	(7,433)	(3,241)
Payment of professional liability costs	(1,035)	(609)
Amortization of deferred balances	107	91
Provision for leases in excess of cash payments	50	139
Foreign currency transaction loss	56	—
Non-cash interest income	(105)	—
Changes in other assets and liabilities affecting operating activities:
Receivables, net	(75)	(436)
Prepaid expenses and other assets	(963)	(807)
Trade accounts payable and accrued expenses	813	11

Net cash provided by continuing operations	1,907	1,273
Net cash provided by discontinued operations	317	683

Net cash provided by operating activities	2,224	1,956

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,308)	(646)
Decrease in restricted cash deposits	9	452
Other deferred balances	—	(59)

Net cash used in investing activities	(1,299)	(253)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(836)	(658)
Net repayment of lines of credit	—	(122)
Proceeds from exercise of stock options	—	40
Financing costs	(10)	—

Net cash used in financing activities	(846)	(740)

(Continued)

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)
(continued)

	Three Months Ended March 31,
	2005	2004
INCREASE IN CASH AND CASH EQUIVALENTS	$79	$963

CASH AND CASH EQUIVALENTS, beginning of period	5,829	4,817

CASH AND CASH EQUIVALENTS, end of period	$5,908	$5,780

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$704	$715

Cash payments of income taxes	$52	$7

NON-CASH TRANSACTIONS:

During the three month periods ended March 31, 2005 and 2004, the Company accrued, but did not pay, Preferred Stock dividends of $78,000 and $72,000, respectively.

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005 AND 2004

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

As of March 31, 2005, the Company’s operations consist of 57 facilities, including 43 nursing homes with 4,505 licensed beds and 14 assisted living facilities with 987 units. The Company owns 8 nursing homes and leases 35 others. The Company owns 12 assisted living facilities and leases 2 others. The Company operates facilities in Alabama, Arkansas, Florida, Kentucky, North Carolina, Ohio, Tennessee, Texas and West Virginia.

2. BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The interim consolidated financial statements for the three month periods ended March 31, 2005 and 2004, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all adjustments necessary to present fairly the Company’s financial position at March 31, 2005 and the results of operations and cash flows for the three month periods ended March 31, 2005 and 2004. The Company’s consolidated balance sheet at December 31, 2004 was taken from the Company’s audited consolidated financial statements as of December 31, 2004.

The results of operations for the three month periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

The accompanying consolidated financial statements have been prepared assuming that Advocat will continue as a going concern. Although the Company reported net income from continuing operations of $8.8 and $4.6 million in the three month periods ended March 31, 2005 and 2004, respectively, this income resulted substantially from downward adjustments in the Company’s accrual for self-insured risks associated with the settlement of certain professional liability claims, as reported in Note 3 below. While these adjustments to the accrual resulted in reported income, they did not generate cash because the accrual is not funded by the Company. The Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $34.4 million as of March 31, 2005. The Company does not have the cash or available resources to pay these accrued professional liability claims or any significant portion thereof. The ultimate payments on professional liability claims accrued as of March 31, 2005, or other claims that could be incurred during 2005, could require in the future cash resources that would be in excess of the Company’s available cash or other resources.

The Company has limited resources available to meet its operating, capital expenditure and debt service requirements during 2005. The Company has a net working capital deficit of $43.5 million as of March 31, 2005. The Company has $36.5 million of scheduled debt maturities (including short term debt, settlement promissory notes and current portions of long term debt) during the next twelve months, and is in default of certain debt covenants contained in debt agreements. Of the Company’s $36.5 million of scheduled debt maturities, $25.2 million has matured since March 31, 2005. The Company is engaged in negotiations with the lender for a renewal, but no assurances can be made that such negotiations will be successful.

The Company is also not in compliance with certain lease and debt agreements, including financial covenants, insurance requirements and other obligations, that allow the holders of substantially all of the Company’s debt to demand immediate repayment. Although the Company does not anticipate that such demands will be made, the continued forbearance on the part of the Company’s lenders cannot be assured. If the Company’s lenders force immediate repayment, the Company would not be able to repay the related debt outstanding. Accordingly, the Company has classified the related debt principal amounts as current liabilities in the accompanying consolidated financial statements as of March 31, 2005. Of the total $36.5 million of matured or scheduled debt maturities (including short term debt and current portions of long term debt) during the next twelve months, the Company intends to repay approximately $4 million from cash generated from operations and will attempt to refinance the remaining balance. Given that events of default exist under the Company’s working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances. Events of default under the Company’s debt agreements could lead to additional events of default under the Company’s lease agreements covering a majority of its nursing facilities. A default in the related lease agreements allows the lessor the right to terminate the lease agreements and assume operating rights with respect to the leased properties. The net book value of property and equipment, including leasehold improvements, related to these facilities total approximately $4.6 million as of March 31, 2005. A default in these lease agreements also allows the holder of the Series B Redeemable Convertible Preferred Stock the right to require the Company to redeem such stock.

The President’s proposed budget for the fiscal year beginning October 1, 2005 includes the effects of the refinement of the Resource Utilization Group (“RUG”) system and provides for the elimination of the reimbursement add-ons for high acuity patients. The elimination of these add-ons, if implemented, will reduce the Company’s revenue and operating cash flow by approximately $3.6 million per year.

In addition, the President’s proposed budget includes a provision for the reduction of reimbursement for cross-over bad debt expense. If implemented, this provision may reduce the Company’s revenue and operating cash flow by approximately $150,000 per year once fully phased in. However, the ultimate impact of the reduction could be further impacted by additional reimbursement changes as states in which the Company operates react to the implementation of this change.

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

The Company has essentially exhausted all general and professional liability insurance available for claims first made during the period from March 9, 2001 through March 9, 2004. For claims made during the period from March 10, 2004 through March 9, 2005, the Company maintains insurance with coverage limits of $250,000 per medical incident and total aggregate policy coverage limits of $500,000. The Company is self-insured for the first $25,000 per occurrence with no aggregate limit. As of March 31, 2005, payments already made by the insurance carrier for this policy year have reduced the remaining aggregate coverage amount, and the Company has approximately $0.2 million of coverage remaining. For claims made during the period from March 10, 2005 through March 9, 2006, the Company maintains insurance with coverage limits of $250,000 per medical incident and total aggregate policy coverage limits of $500,000. The Company is self-insured for the first $25,000 per occurrence with no aggregate limit.

For claims made during the period March 9, 2000 through March 9, 2001, the Company is self-insured for the first $500,000 per occurrence with no aggregate limit for the Company’s United States nursing homes. The policy has coverage limits of $1,000,000 per occurrence, $3,000,000 per location and $12,000,000 in the aggregate. The Company also maintains umbrella coverage of

$15,000,000 in the aggregate for claims made during this period. As of March 31, 2005, payments already made by the insurance carrier for this policy year have reduced the remaining aggregate coverage amount.

Prior to March 9, 2000, the Company was insured on an occurrence basis. For the policy period January 1, 1998 through February 1, 1999 and for the policy period February 1, 1999 through March 9, 2000, the Company had insurance, including excess liability coverage, in the total amount of $50,000,000 per policy. As of March 31, 2005, payments already made by the insurance carriers for these policy years have significantly reduced the remaining aggregate coverage amount in each of the policy periods, but coverage has not been exhausted in either policy period.

Effective October 1, 2001, the Company’s United States assisted living properties were added to the Company’s insurance program for United States nursing home properties and are covered under the same policies as the Company’s nursing facilities. Prior to October 1, 2001, the Company’s United States assisted living facilities maintained occurrence based insurance and a $15,000,000 aggregate umbrella liability policy. As of March 31, 2005, payments already made by the insurance carriers have significantly reduced the remaining aggregate coverage, but coverage has not been exhausted.

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

Reserve for Estimated Self-Insured Professional Liability Claims-

Because the Company anticipates that its actual liability for existing and anticipated claims will exceed the Company’s limited professional liability insurance coverage, the Company has recorded total liabilities for professional liability and other claims of $34.4 million as of March 31, 2005. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof.

The Company records its estimated liability for these professional liability claims based on the results of a third-party actuarial analysis. Each quarter, amounts are added to the accrual for estimates of anticipated liability for claims incurred during that period. These estimates are assessed and adjusted quarterly as claims are actually reported, as lawsuits are filed, and as those actions are actually resolved. As indicated by the chart of reserves by policy year set forth below, final determination of the Company’s actual liability for claims incurred in any given period is a process that takes years. At each quarter end, the Company records any revisions in estimates and differences between actual settlements and reserves, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Any increase in the accrual decreases income in the period, and any reduction in the accrual increases income during the period. Although the Company retains a third-party actuarial firm to assist management in estimating the appropriate accrual for these claims, professional liability claims are inherently uncertain, and the liability associated with anticipated claims is very difficult to estimate. As a result, the Company’s actual liabilities may vary significantly from the accrual, and the amount of the accrual has and may continue to fluctuate by a material amount in any given quarter. Each change in the amount of this accrual will directly affect the Company’s reported earnings and financial position for the period in which the change in accrual is made.

In the three month periods ended March 31, 2005 and 2004, the Company reported net income from continuing operations of $8.8 million and $4.6 million, respectively, resulting substantially from downward adjustments in the Company’s accrual for self-insured risks associated with professional liability claims. These adjustments were primarily the result of the effects of settlements of certain claims for amounts less than had been reserved for in prior periods and the resulting effect of these settlements on the assumptions inherent to the actuarial estimate. These downward adjustments more than offset the accrual for claims arising and expected to arise from events occurring during the three month periods ended March 31, 2005 and 2004. While each quarterly adjustment to the recorded liability for professional liability claims affects reported income, these changes do not directly affect the Company’s cash position because the accrual for these liabilities is not funded. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof. In the event a significant judgment is entered against the Company in one or more legal actions in which there is no or insufficient professional liability insurance, the Company anticipates that payment of the judgment amounts would require cash resources that would be in excess of the Company’s available cash or other resources. Any such judgment could have a material adverse impact on the Company’s financial position and cash flows.

The following summarizes the Company’s accrual for professional liability and other claims for each policy year as of the end of the period:

	March 31,	December 31,
	2005	2004
Policy Year End March 9,
2006	$893,000	$—
2005	13,660,000	12,068,000
2004	10,000,000	15,626,000
2003	6,464,000	10,041,000
2002	1,559,000	3,292,000
2001	908,000	952,000
Other	947,000	921,000

	$34,431,000	$42,900,000

Other Insurance-

With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. Prior to that time, the Company was self-insured for the first $250,000, on a per claim basis, for workers’ compensation claims in a majority of its United States nursing facilities. However, the insurance carrier providing coverage above the Company’s self insured retention has been declared insolvent by the applicable state insurance agency. As a result, the Company is completely self-insured for workers compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. For the policy period July 1, 2002 through June 30, 2003, the Company entered into a “high deductible” workers compensation insurance program covering the majority of the Company’s United States employees. Under the high deductible policy, the Company is self insured for the first $25,000 per claim, subject to an aggregate maximum out of pocket cost of $1.6 million, for the 12 month policy period. The Company has a letter of credit of $0.8 million securing its self insurance obligations under this program. The letter of credit is secured by a certificate of deposit of $0.8 million, which is reflected as “restricted cash” in the accompanying balance sheet. The reserve for the high deductible policy is based on known claims incurred and an estimate of incurred but not reported claims determined by an analysis of historical claims incurred. Effective June 30, 2003, and continuing for the policy year ending June 30, 2005, the Company entered into a new workers compensation insurance program that provides coverage for claims incurred with premium adjustments depending on incurred losses. Policy expense under this workers compensation policies for the years ending June 30, 2004 and 2005 may be increased or decreased from the level of initial premium payments by up to approximately $1.1 million and $1.9 million, respectively, depending upon the amount of claims incurred during the policy period. The Company has accounted for premium expense under these policies based on its estimate of the level of claims expected to be incurred, and has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate. The liability recorded by the Company for the self-insured obligations under these plans is $0.5 million as of March 31, 2005. Any adjustments of future premiums for workers compensation policies and differences between actual settlements and reserves for self-insured obligations are included in expense in the period finalized.

The Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $1.9 million at March 31, 2005. The differences between actual settlements and reserves are included in expense in the period finalized.

4. ACCUMULATED OTHER COMPREHENSIVE INCOME

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income.” SFAS No. 130 requires the reporting of comprehensive income in addition to net income. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Information with respect to the accumulated other comprehensive income balance is presented below:

	Three Months Ended March 31,
(in thousands)	2005	2004
Foreign currency items:
Beginning balance	$—	$1,695
Current period change, net of income tax	—	(185)

Ending balance	$—	$1,510

Positive balances represent unrealized gains.

5. STOCK-BASED COMPENSATION

SFAS No. 123, “Accounting for Stock-Based Compensation” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related Interpretations (all herein referred to as “APB No. 25”). Under APB No. 25, no compensation cost related to stock options has been recognized because all options are issued with exercise prices equal to the fair market value at the date of grant. Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s net income for common stock and net income per common share for the three month periods ended March 31, 2005 and 2004 would not have differed materially from the amounts actually reported.

6. RECLASSIFICATIONS

As discussed in Note 8, the consolidated financial statements of the Company have been reclassified to reflect as discontinued operations certain divestitures and lease terminations.

7. OPERATING SEGMENT INFORMATION

The Company has two reportable segments: nursing homes and assisted living facilities. Management evaluates each of these segments independently due to the reimbursement, marketing, and regulatory differences between the segments. As discussed in Note 8, the Company has made several divestitures, and the consolidated financial statements have been reclassified to report the divestitures as discontinued operations.

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

	Three Months Ended March 31,
(in thousands)	2005	2004
Net revenues:
Nursing homes	$48,884	$45,725
Assisted living facilities	2,960	2,784

Total	$51,844	$48,509

Depreciation and amortization:
Nursing homes	$846	$781
Assisted living facilities	375	399
Corporate	14	16

Total	$1,235	$1,196

Segment operating income (loss):
Nursing homes	$10,381	$5,971
Assisted living facilities	(545)	(638)

Total segment operating income (loss)	9,836	5,333
Reconciliation to operating income:
Corporate expenses	(1,059)	(750)
Interest expense	769	765

Company operating income	$9,546	$5,348

	March 31,	December 31,
	2005	2004
Long-lived assets:
Nursing homes	$29,508	$28,985
Assisted living facilities	16,657	16,877
Corporate	517	530

Total	$46,682	$46,392

Total assets:
Nursing homes	$54,544	$53,678
Assisted living facilities	16,996	17,181
Discontinued operations	—	12
Corporate	1,375	1,521

Total	$72,915	$72,392

8. DISCONTINUED OPERATIONS

Canadian Operations-

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

In accordance with SFAS 144, DCMS has been presented as discontinued operations for all periods presented in the Company’s consolidated financial statements. Accordingly, the revenue, expenses, and cash flows of DCMS have been reported separately. The results of discontinued operations do not reflect any allocation of corporate general and administrative expense or any allocation of corporate interest expense.

Other divestitures and lease terminations-

In February 2005, the Company sold two nursing homes in Texas that were operating with low occupancy and experiencing operating losses. The net proceeds from the transactions were approximately $375,000. In periods prior to the sale, the Company had recorded impairment provisions and reduced the property to its estimated realizable value, and no significant gain or loss was realized on the transactions.

A lease for three nursing homes in Texas expired in December 2004 and was not renewed. The Company participated in an orderly transition of the operations at the facilities to the new owner.

In November 2004, the Company sold certain assets of its medical supply business, Advocat Distribution Services. The initial purchase price was $225,000, with additional consideration based on the results of operations of the business over the two years following the sale. No material gain or loss was realized from the initial proceeds. The Company received approximately $23,000 of additional consideration in the first quarter of 2005 and recorded an additional gain in this amount. Any additional consideration received in the future under the terms of the agreement will be recorded when determined.

In October 2004, the Company sold an assisted living facility in North Carolina that had been closed in 2003. The net proceeds were approximately $60,000 and there was no significant gain or loss resulting from the sale.

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

9. EARNINGS PER SHARE

Information with respect to basic and diluted net income per share is presented below:

	Three Months
	Ended March 31,
	2005	2004
Net income per common share:
Per common share – basic
Income from continuing operations	$1.53	$0.81
Income (loss) from discontinued operations
Operating income (loss), net of taxes	(0.04)	0.02
Gain on sale, net of taxes	0.06	—

Discontinued operations, net of taxes	0.02	0.02

Net income	$1.55	$0.83

Per common share – diluted
Income from continuing operations	$1.36	$0.69
Income (loss) from discontinued operations
Operating income (loss), net of taxes	(0.04)	0.02
Gain on sale, net of taxes	0.06	—

Discontinued operations, net of taxes	0.02	0.02

Net income	$1.38	$0.71

10. EVENTS SUBSEQUENT TO MARCH 31, 2005

Financing transactions-

In April 2005, the Company entered into an agreement to extend the maturities of certain borrowings from a bank lender, including the Company’s working capital line of credit, that have an aggregate outstanding balance of $7.8 million at March 31, 2005. The new agreement extends the maturity date of these borrowings to January 29, 2006 and reduces the maximum amount available under the working capital line of credit to $2.3 million. The bank has further agreed to temporarily forbear from exercising its remedies upon default subject to the terms and conditions set forth in the amendment. The interest rate on indebtedness other than the working capital line was revised to prime rate plus 1/2% up to a maximum of 7.5%, and the interest rate on the working capital line of credit remained unchanged at prime plus 1/2% up to a maximum of 9.5%.

In April 2005, the Company entered into an agreement with a commercial finance company to refinance certain loans secured by one nursing home. The new financing agreement provides $3.7 million in financing, payable in monthly installments based on a twenty-five year amortization, with a final balloon payment in 2008, and bears interest at LIBOR plus 4%.

Payment from lessor-

Pursuant to the October 2000 restructuring of a master lease agreement covering 30 nursing homes with Omega Healthcare Investors, Inc. (“Omega”), Omega and the Company entered into an agreement with regard to two facilities formerly leased by the Company from a third party. Under this agreement, Omega agreed to pay the Company 20% of any sales proceeds received on the sale of the properties. In April 2005, Omega sold these buildings and paid the Company $780,000 pursuant to this agreement. In the second quarter of 2005, the Company will record these proceeds as a reduction of the deferred lease costs incurred in connection with the restructured master lease.

Possible termination of lease-

In April 2005, the Company received notice from the owner of a nursing home facility leased by the Company that it intends to sell the facility at the expiration of the lease term in February 2006. The terms of the Company’s lease grant the Company an option to purchase the facility at appraised value, and the Company intends to attempt to find financing to enable it to purchase this facility. There can be no assurances the Company will be able to arrange this financing or purchase this facility.

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

As of March 31, 2005, the Company’s operations include 57 facilities, consisting of 43 nursing homes with 4,505 licensed beds and 14 assisted living facilities with 987 units. As of March 31, 2005, the Company owns 8 nursing homes and leases 35 others, and owns 12 assisted living facilities and leases 2 others.

Divestitures. The Company has made several divestitures through sale of assets and lease terminations. The Company sold two nursing homes in Texas effective February 1, 2005. A lease covering three nursing homes in Texas expired in December 2004 and was not renewed. In November 2004, the Company sold certain assets of its medical supply business, Advocat Distribution Services. On May 11, 2004, the Company sold the stock of its Canadian subsidiary, Diversicare Canada Management Services Co., Inc. (“DCMS”).

Basis of Financial Statements. The Company’s patient and resident revenues consist of the fees charged for the care of patients in the nursing homes and residents of the assisted living facilities owned and leased by the Company. The Company’s operating expenses include the costs, other than lease, interest, depreciation and amortization expenses, incurred in the operation of the nursing homes and assisted living facilities owned and leased by the Company. The Company’s general and administrative expenses consist of the costs of the corporate office and regional support functions. The Company’s depreciation, amortization and interest expenses include all such expenses across the range of the Company’s operations.

Fluctuations in Earnings or Losses. In the three months ended March 31, 2005 and 2004, the Company reported net income from continuing operations of $8.8 million and $4.6 million, respectively, resulting substantially from downward adjustments in the Company’s accrual for self-insured risks associated with professional liability claims. While these adjustments to the accrual resulted in reported income, they did not generate cash because the accrual is not funded by the Company. These self-insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Any increase in the accrual decreases income in the period, and any reduction in the accrual increases income during the period. The Company’s actual liabilities may vary significantly from the accrual, and the amount of the accrual has and may continue to fluctuate by a material amount in any given quarter. Each change in the amount of this accrual will directly affect the Company’s reported earnings and financial position for the period in which the change in accrual is made.

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

Self-Insurance Reserves

Self-insurance reserves primarily represent the accrual for self insured risks associated with general and professional liability claims, employee health insurance and workers compensation. The self insurance reserves include estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs incurred and expected to be incurred. The Company’s policy with respect to a significant portion of the general and professional liability claims is to use a third-party actuary to support the estimates recorded for the development of known claims and incurred but unreported claims. The Company’s health insurance reserve is based on known claims incurred and an estimate of incurred but unreported claims determined by an analysis of historical claims paid. The Company’s workers compensation reserve relates to periods of self insurance prior to May 1997 and a high deductible policy issued July 1, 2002 through June 30, 2003 covering most of the Company’s employees in the United States. The reserve for workers compensation self insurance prior to May 1997 consists only of known claims incurred and the reserve is based on an estimate of the future costs to be incurred for the known claims. The reserve for the high deductible policy issued July 1, 2002 is based on known claims incurred and an estimate of incurred but not reported claims determined by an analysis of historical claims incurred. Expected insurance coverages are reflected as a reduction of the reserves.

Because the Company anticipates that its actual liability for existing and anticipated claims will exceed the Company’s limited professional liability insurance coverage, the Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $34.4 million as of March 31, 2005. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof.

The Company’s self insurance reserves are assessed on a quarterly basis based on currently available information, with changes in estimated losses and effects of settlements being recorded in the consolidated statements of operations in the period identified. The amounts recorded for professional and general liability claims are adjusted for revisions in estimates and differences between actual settlements and reserves as determined each period with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Any increase in the accrual decreases income in the period, and any reduction in the accrual increases income during the period.

The Company retains a third-party actuarial firm to estimate the appropriate accrual for incurred professional liability claims. The actuarial estimate represents the ultimate cost for all professional liability claims incurred in a period and includes estimates for both claims reported and claims incurred but not reported. All losses are projected on an undiscounted basis.

The Company provides the actuary information with regard to historical losses incurred by the Company for professional liability claims. The actuary uses losses covering a 10 year period as the basis for estimates. Based on this historical data, the actuary develops estimates of the average cost per claim and the frequency of claims per occupied bed. The average cost per claim includes legal and other expenses incurred. These averages are used to generate the initial estimate of the ultimate professional liability cost for a given period in relation to the Company’s occupancy for that period.

The actuary evaluates claims and potential claims incurred for periods beginning March 9, 2000. Prior to that time, the Company had adequate insurance in place to cover claims on a claims-incurred basis without significant uninsured risk to the Company. Beginning with the March 9, 2000 policy period, insurance coverage was on a claims made basis. See “Insurance - Professional Liability and Other Liability Insurance” for a description of the Company’s insurance coverage.

On a quarterly basis, as claims are reported and lawsuits filed, the Company obtains reports of claims incurred by the Company from insurers and a third party claims administrator. These reports contain information relevant to the liability actually incurred to date with that claim as well as the third-party administrator’s estimate of the anticipated total cost of the claim (this estimate is initially developed based on the third-party administrator’s initial review of the facts giving rise to the claim). This information is reviewed by management and provided to the actuary. The actuary uses this information to determine the timing of claims reporting and the development of reserves, and compares the information obtained to its original estimates of liability based on the average-frequency and cost-per-claim methodology. Based on the actual claim information obtained and on estimates regarding the number and cost of additional claims anticipated in the future, the reserve estimate for a particular period may be revised upward or downward on a quarterly basis. Thus, the accrual for older periods is determined by using currently-known information to adjust the initial reserve that was created almost exclusively by the “frequency times severity” methodology. For information regarding the amount of accrual by period, see “Insurance — Reserve for Estimated Self-Insured Professional Liability Claims.”

Any estimate of the Company’s exposure for professional liability claims is inherently uncertain. Some key factors that could lead to differences between amounts estimated and the ultimate amount of any loss are addressed below. One of the key assumptions in the actuarial analysis is that historical losses provide an accurate forecast of future losses. The loss data is developed from ten years of historical data, and includes losses incurred in periods with significant insurance coverage. The Company’s ability to pay may limit losses in periods of lower insurance or self insurance. The Company’s ability to pay in the future is not considered in the actuarial estimates. Changes in legislation such as tort reform may affect the severity and frequency of claims incurred in future periods. Changes in risk management practices may also affect the frequency of future claims.

Another key assumption is the limit of claims to a maximum of $4.5 million. The actuary has selected this limit based on the Company’s historical data. While most of the Company’s claims have been for amounts less than the $4.5 million, there have been claims at higher amounts, and there may be claims above this level in the future. The facts and circumstances of each claim vary significantly, and the amount of ultimate liability for an individual claim may vary due to many factors, including whether the case can be settled by agreement, the quality of legal representation, the individual jurisdiction in which the claim is pending, and the views of the particular judge or jury deciding the case. To date, the Company has not experienced an uninsured loss in excess of this limit. Management’s policy is to review the actuary report and assumptions each quarter. In the event that management believes it has incurred a loss in excess of this limit, an adjustment to the reserves determined by the actuary would be necessary.

Management believes that the use of actuarial methods that are based on the expected frequency of claims and their average severity over a long period of time, based on historical trends and adjusted quarterly based on known claim development information, provides a valid and reasonable method to estimate its liability for professional and general liability claims. Management also believes that expertise in actuarial methodologies is required to estimate liabilities using this methodology and thus employs a third-party actuary to provide this service. Because of the difficulties discussed above, any estimate of the Company’s professional liability claims is inherently uncertain and therefore actual professional liability costs may differ materially from the accrual, regardless of the assumptions or methodology used. Professional liability costs are material to the Company’s financial position, and differences between estimates and the ultimate amount of loss may cause a material fluctuation in the Company’s reported results of operations. The liability recorded at March 31, 2005, was $34.4 million, compared to current assets of $26.2 million and total assets of $72.9 million. For the three month periods ended March 31, 2005 and 2004, the Company’s professional liability expense was a negative $7.3 million and a negative $3.0 million, respectively, net benefits resulting from downward revisions in previous estimates. These amounts are material in relation to the Company’s reported net income from continuing operations for the related three month periods of $8.8 million and $4.6 million, respectively.

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

Insurance

Professional Liability and Other Liability Insurance-

Due to the Company’s past claims experience and increasing cost of claims throughout the long-term care industry, the premiums paid by the Company for professional liability and other liability insurance to cover future periods exceeds the coverage purchased so that it costs more than $1 to purchase $1 of insurance coverage. For this reason, effective March 9, 2001, the Company has purchased professional liability insurance coverage for its United States nursing homes and assisted living facilities that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. As a result, the Company is effectively self-insured and expects to remain so for the foreseeable future. See Note 3, “Insurance Matters.”

Reserve for Estimated Self-Insured Professional Liability Claims-

Because the Company anticipates that its actual liability for existing and anticipated claims will exceed the Company’s limited professional liability insurance coverage, the Company has recorded total liabilities for professional liability and other claims of $34.4 million as of March 31, 2005. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof. See “Critical Accounting Policy and Judgments – Self Insurance Reserves.”

Other Insurance-

With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. Prior to that time, the Company was self-insured for the first $250,000, on a per claim basis, for workers’ compensation claims in a majority of its United States nursing facilities. However, the insurance carrier providing coverage above the Company’s self insured retention has been declared insolvent by the applicable state insurance agency. As a result, the Company is completely self-insured for workers compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. For the policy period July 1, 2002 through June 30, 2003, the Company entered into a “high deductible” workers compensation insurance program covering the majority of the Company’s United States employees. Under the high deductible policy, the Company is self insured for the first $25,000 per claim, subject to an aggregate maximum out of pocket cost of $1.6 million, for the 12 month policy period. The Company has a letter of credit of $0.8 million securing its self insurance obligations under this program. The letter of credit is secured by a certificate of deposit of $0.8 million, which is reflected as “restricted cash” in the accompanying balance sheet. The reserve for the high deductible policy is based on known claims incurred and an estimate of incurred but not reported claims determined by an analysis of historical claims incurred. Effective June 30, 2003, and continuing for the policy year ending June 30, 2005, the Company entered into a new workers compensation insurance program that provides coverage for claims incurred with premium adjustments depending on incurred losses. Policy expense under this workers compensation policies for the years ending June 30, 2004 and 2005 may be increased or decreased from the level of initial premium payments by up to approximately $1.1 million and $1.9 million, respectively, depending upon the amount of claims incurred during the policy period. The Company has accounted for premium expense under these policies based on its estimate of the level of claims expected to be incurred, and has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate. The liability recorded by the Company for the self-insured obligations under these plans is $0.5 million as of March 31, 2005. Any adjustments of future premiums for workers compensation policies and differences between actual settlements and reserves for self-insured obligations are included in expense in the period finalized.

The Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $1.9 million at March 31, 2005. The differences between actual settlements and reserves are included in expense in the period finalized.

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

Medicare Reimbursement-

During 1997, the federal government enacted the Balanced Budget Act of 1997 (“BBA”), which has negatively impacted the entire long-term care industry. Since that time, certain amendments to the BBA were enacted, including the Balanced Budget Reform Act of 1999 (“BBRA”) and the Benefits Improvement and Protection Act of 2000 (“BIPA”) in an effort to provide some legislative relief to the negative impact of the BBA. However, there can be no assurances that payments from the Medicare program will remain at levels comparable to present levels or will, in the future, be sufficient to cover the costs allocable to Medicare patients. Any reduction in government spending for long-term health care would have an adverse effect on the operating results and cash flows of the Company.

The President’s proposed budget for the fiscal year beginning October 1, 2005 includes the effects of the refinement of the Resource Utilization Group (“RUG”) system and provides for the elimination of the reimbursement add-ons for high acuity patients. The elimination of these add-ons, if implemented, will reduce the Company’s revenue and operating cash flow by approximately $3.6 million per year.

In addition, the President’s proposed budget includes a provision for the reduction of reimbursement for cross-over bad debt expense. If implemented, this provision may reduce the Company’s revenue and operating cash flow by approximately $150,000 per year once fully phased in. However, the ultimate impact of the reduction could be further impacted by additional reimbursement changes as states deal with the implementation of this change.

Licensure and other Health Care Laws-

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

Contractual Obligations and Commercial Commitments

The Company has certain contractual obligations of continuing operations as of March 31, 2005, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

		Less than	1 to 3	4 to 5	After
Contractual Obligations	Total	1 year	Years	Years	5 Years
Long-term debt	$8,698	$198	$8,500	$—	$—
Settlement promissory notes	$2,024	$1,226	$798	$—	$—
Other settlement obligations	$1,238	$901	$337	$—	$—
Short-term debt	$35,045	$35,045	$—	$—	$—
Series B Preferred Stock	$4,510	$—	$4,510	$—	$—
Operating leases	$237,411	$14,744	$27,477	$29,093	$166,097
Required capital expenditures under operating leases	$4,184	$881	$1,762	$1,541	$—
Total	$293,110	$52,995	$43,384	$30,634	$166,097

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

Results of Operations

The following tables present the unaudited interim statements of operations and related data for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
(in thousands)	2005	2004	Change	%
REVENUES:
Patient revenues, net	$48,712	$45,562	$3,150	6.9%
Resident revenues	3,132	2,947	185	6.3

Net revenues	51,844	48,509	3,335	6.9

EXPENSES:
Operating	40,846	38,092	2,754	7.2
Lease	3,891	3,832	59	1.5
Professional liability	(7,287)	(2,983)	(4,304)	144.3
General and administrative	3,613	3,024	589	19.5
Depreciation and amortization	1,235	1,196	39	3.3

Total expenses	42,298	43,161	(863)	(2.0)

OPERATING INCOME	9,546	5,348	4,198	78.5

OTHER INCOME (EXPENSE):
Foreign currency transaction loss	(56)	—	(56)	na
Interest income	117	5	112	2,240.0
Interest expense	(769)	(765)	(4)	0.5

	(708)	(760)	52	(6.8)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	8,838	4,588	4,250	92.6
PROVISION FOR INCOME TAXES	—	32	(32)	(100.0)

NET INCOME FROM CONTINUING OPERATIONS	$8,838	$4,556	$4,282	94.0%

Percentage of Net Revenues

	Three Months Ended March 31,
	2005	2004
REVENUES:
Patient revenues, net	94.0%	93.9%
Resident revenues	6.0	6.1

Net revenues	100.0	100.0

EXPENSES:
Operating	78.8	78.5
Lease	7.5	7.9
Professional liability	(14.1)	(6.1)
General and administrative	7.0	6.2
Depreciation and amortization	2.4	2.5

Total expenses	81.6	89.0

OPERATING INCOME	18.4	11.0

OTHER INCOME (EXPENSE):
Foreign currency transaction loss	(0.1)	—
Interest income	0.2	—
Interest expense	(1.5)	(1.5)

	(1.4)	(1.5)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	17.0	9.5
PROVISION FOR INCOME TAXES	—	0.1

NET INCOME FROM CONTINUING OPERATIONS	17.0%	9.4%

Three Months Ended March 31, 2005 Compared With Three Months Ended March 31, 2004

As noted in the overview, the Company has entered into several divestiture and lease termination transactions in recent periods, and the consolidated financial statements of the Company have been reclassified to present such transactions as discontinued operations. Accordingly, the related revenue, expenses, assets, liabilities and cash flows have been reported separately, and the discussion below addresses principally the results of the Company’s continuing operations.

Revenues. Net revenues increased to $51.8 million in 2005 from $48.5 million in 2004, an increase of $3.3 million, or 6.9%. Patient revenues increased to $48.7 million in 2005 from $45.6 million in 2004, an increase of $3.1 million, or 6.9%. The increase in patient revenues is due to Medicare rate increases that were effective October 1, 2004 and increased Medicaid rates in certain states, partially offset by a 1.3% decline in census in 2005 as compared to 2004. As a percentage of total census, Medicare days increased to 13.4% in 2005 from 13.3% in 2004. Medicare revenues were 30.2% of patient revenue in 2005 and 30.0% in 2004, while Medicaid and similar programs were 58.3% in 2005 compared to 58.9% in 2004.

Resident revenues increased to $3.1 million in 2005 from $2.9 million in 2004, an increase of $0.2 million, or 6.3%. This increase is primarily attributable to increased rates in 2005 as compared to 2004.

Ancillary service revenues, prior to contractual allowances, increased to $9.9 million in 2005 from $9.4 million in 2004, an increase of $0.5 million, or 5.5%. The increase is primarily attributable to increased utilization of ancillary service programs. Certain per person annual Medicare reimbursement limits on therapy services have been suspended until December 31, 2005. The limits impose a $1,590 per patient annual ceiling on physical, speech and occupational therapy services. While the Company is unable to quantify the impact that these limitations will have, it is expected that the reimbursement limitations, if not suspended further, will significantly reduce therapy revenues, and negatively impact the Company’s operating results and cash flows.

Operating expense. Operating expense increased to $40.8 million in 2005 from $38.1 million in 2004, an increase of $2.7 million, or 7.2%. As a percentage of patient and resident revenues, operating expense increased to 78.8% in 2005 from 78.5% in 2004. The increase in operating expense is primarily attributable to cost increases related to wages and benefits.

The largest component of operating expenses is wages, which increased to $23.5 million in 2005 from $21.9 million in 2004, an increase of $1.6 million, or 7.0%. This increase is primarily attributable to an increase in wages as a result of competitive labor markets in most of the areas in which the Company operates and increased Medicare census. Partially offsetting this increase, the Company experienced a decrease in wages as a result of reduced costs associated with reduced Medicaid census.

Lease expense. Lease expense increased to $3.9 million in 2005 from $3.8 million in 2004. The increase in rent expense is primarily due to contingent rent expense incurred in connection with certain leases.

Professional liability. Professional liability expense in 2005 resulted in a net benefit of $7.3 million, compared to a benefit of $3.0 million in 2004, a decrease in expense of $4.3 million. During the three months ended March 31, 2005, the Company reduced its total recorded liabilities for self-insured professional liability risks to $34.4 million, down from $42.9 million at December 31, 2004. Downward adjustments in the liability primarily resulting from the quarterly actuarial valuations were partially offset by the provision for current liability claims recorded during the three months ended March 31, 2005, resulting in a net benefit of $7.3 million in the period. These reductions were primarily the result of the effects of settlements of certain claims for amounts less than had been reserved in prior periods and the resulting effect of these settlements on the assumptions inherent to the actuarial estimate. These self-insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Professional liability costs include cash and non-cash charges recorded based on current actuarial reviews. The actuarial reviews include estimates of known claims and an estimate of claims that may have occurred, but have not yet been reported to the Company.

General and administrative expense. General and administrative expense increased to $3.6 million in 2005 from $3.0 million in 2004, an increase of $0.6 million or 19.5%. The increase is primarily attributable to increased compensation costs and costs of compliance with the requirements of the Sarbanes-Oxley Act of 2002. As a percentage of total net revenues, general and administrative expense was approximately 7.0% in 2005 and 6.2% and 2004.

Depreciation and amortization. Depreciation and amortization expense was approximately $1.2 million in 2005 and 2004.

Foreign currency transaction loss. A foreign currency transaction loss of $56,000 in 2005 consists of losses recognized from foreign currency translation of a note receivable from the sale of the Company’s Canadian operations.

Interest income. Interest income increased to $117,000 in 2005 from $5,000 in 2004, an increase of $112,000. The increase in interest income is primarily due to non-cash interest income related to a note receivable recorded in connection with the sale of DCMS, the Company’s Canadian subsidiary.

Interest expense. Interest expense was approximately $0.8 million in 2005 and 2004. Interest expense increased as a result of promissory notes issued in connection with the settlement of certain professional liability claims and other disputes, and interest rate increases on the Company’s variable rate debt. These increases were offset by reduction in interest as a result of the payment of debt.

Income from continuing operations before income taxes; income from continuing operations per common share. As a result of the above, continuing operations reported income before income taxes of $8.8 million in 2005 compared to income before income taxes of $4.6 million in 2004. No provision for income taxes was required in 2005, compared to $32,000 in 2004. The Company’s effective tax rate differs materially from the statutory rate mainly due to changes in the Company’s valuation allowance for net deferred tax assets. The basic and diluted income per share from continuing operations were $1.53 and $1.36, respectively, in 2005, as compared to a basic and diluted income per share from continuing operations of $0.81 and $0.69, respectively, in 2004.

Income from discontinued operations. As discussed in the overview at the start of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company has completed several divestitures, and has reclassified its consolidated financial statements to present these divestitures as discontinued operations for all periods presented. Loss from discontinued operations, net of taxes, was approximately $0.3 million in 2005 compared to income of $0.1 million in 2004. The 2004 first quarter results included DCMS, which was sold in the second quarter of 2004. In addition, gains from the disposition of discontinued operations of $0.4 million, net of related taxes, were recorded in 2005.

Liquidity and Capital Resources

At March 31, 2005, the Company had negative working capital of $43.5 million and a current ratio of 0.38, compared with negative working capital of $45.5 million and a current ratio of 0.36 at December 31, 2004. Although the Company reported a profit for the three month periods ended March 31, 2005 and 2004, such profits resulted substantially from downward adjustments in the Company’s accrual for self-insured risks associated with professional liability claims. The Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $34.4 million as of March 31, 2005. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof. The Company has limited resources available to meet its operating, capital expenditure and debt service requirements during 2005.

Certain of the Company’s debt agreements contain various financial covenants, the most restrictive of which relate to current ratio requirements, tangible net worth, cash flow, net income (loss), required insurance coverages, and limits on the payment of dividends to shareholders. As of March

31, 2005, the Company was not in compliance with certain of the financial covenants contained in the Company’s debt and lease agreements. The Company has not obtained waivers of the non-compliance. Cross-default or material adverse change provisions contained in the debt agreements allow the holders of substantially all of the Company’s debt to demand immediate repayment. The Company would not be able to repay this indebtedness if the applicable lenders demanded repayment. Accordingly, the Company has classified the related debt principal amounts as current liabilities in the accompanying consolidated financial statements as of March 31, 2005. Although the Company does not anticipate that such demand will be made, the continued forbearance on the part of the Company’s lenders cannot be assured at this time. Given that events of default exist under the Company’s working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances.

As of March 31, 2005, the Company has $36.5 million of scheduled debt maturities that must be repaid or refinanced during the next twelve months. As a result of these maturities, covenant non-compliance and other cross-default provisions, the Company has classified a total of $45.0 million of debt as current liabilities as of March 31, 2005.

In April 2005, the Company entered into an agreement to extend the maturities of certain borrowings from a bank lender, including the Company’s working capital line of credit, that have an aggregate outstanding balance of $7.8 million at March 31, 2005. The new agreement extends the maturity date of these borrowings to January 29, 2006 and reduces the maximum amount available under the working capital line of credit to $2.3 million. The bank has further agreed to temporarily forbear from exercising its remedies upon default subject to the terms and conditions set forth in the amendment. The interest rate on indebtedness other than the working capital line was revised to prime rate plus 1/2% up to a maximum of 7.5%, and the interest rate on the working capital line of credit remained unchanged at prime plus 1/2% up to a maximum of 9.5%.

In April 2005, the Company entered into an agreement with a commercial finance company to refinance certain loans secured by one nursing home. The new financing agreement provides $3.7 million in financing, payable in monthly installments based on a twenty-five year amortization, with a final balloon payment in 2008, and bears interest at LIBOR plus 4%.

The existing events of default under the Company’s debt agreements could lead to actions by the lenders that could result in an event of default under the Company’s lease agreements covering a majority of its nursing facilities. Should such a default occur in the related lease agreements, the lessor would have the right to terminate the lease agreements and assume operating rights with respect to the leased properties. The net book value of property and equipment, including leasehold improvements, related to these facilities total approximately $4.6 million as of March 31, 2005. A default in these lease agreements would also give the holder of the Series B Redeemable Convertible Preferred Stock the right to require the Company to redeem those shares.

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

As of March 31, 2005, and for the three months then ended, the Company had no borrowings under its working capital line of credit. The maximum outstanding balance of the working capital line of credit is $2.3 million, as modified in April 2005. There are certain limitations based on borrowing base restrictions. The working capital line of credit matures in January 2006 with interest at either LIBOR plus 2.5% or the bank’s prime rate plus 0.50% (up to a maximum of 9.5%). Given that events of default exist under the Company’s debt agreements, no assurance can be given that the bank will allow the Company to draw under its working capital line of credit. At a minimum, the Company’s cash requirements during 2005 include funding operations (including potential payments related to professional liability claims), capital expenditures, scheduled debt service, and working capital requirements. No assurance can be given that the Company will have sufficient cash to meet these requirements.

The Company has numerous pending liability claims, disputes and legal actions for professional liability and other related issues. The Company has limited, and sometimes no, professional liability insurance with respect to many of these claims. In the event a significant judgment is entered against the Company in one or more of these legal actions in which there is no or insufficient professional liability insurance, the Company does not anticipate that it will have the ability to pay such a judgment or judgments. As of March 31, 2005, future committed settlements total $2.2 million over the next twelve months, and $3.4 million in total. Certain of these commitments have been evidenced by promissory notes which have been included with debt in the accompanying balance sheet. Additionally, payments made or due in connection with settlement of disputed claims could have a material adverse impact on the Company’s ability to meet its obligations as they become due.

Net cash provided by operating activities of continuing operations totaled $1.9 million and $1.3 million in the three month periods ended March 31, 2005 and March 31, 2004, respectively. These amounts primarily represent the cash flows from net operations plus changes in non-cash components of operations and by working capital changes. Discontinued operations provided cash of $0.3 million and $0.7 million in the three month periods ended March 31, 2005 and March 31, 2004, respectively.

Investing activities used cash of $1.3 million and $0.3 million in the three month periods ended March 31, 2005 and March 31, 2004, respectively. These amounts primarily represent purchases of property plant and equipment. The Company has used between $2.5 million and $4.0 million for capital expenditures of continuing operations in the three calendar years ending December 31, 2004. Substantially all such expenditures were for facility improvements and equipment, which were financed principally through working capital. For the year ending December 31, 2005, the Company anticipates that capital expenditures for improvements and equipment for its existing facility operations will be approximately $4.0 million.

Net cash used in financing activities totaled $0.8 million and $0.7 million in the three month periods ended March 31, 2005 and March 31, 2004, respectively. The net cash used in financing activities primarily represents net repayments of debt.

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

Accounts receivable of continuing operations attributable to the provision of patient and resident services at March 31, 2005 and December 31, 2004 totaled $17.4 million and $17.6 million, respectively, representing approximately 30 days in accounts receivable at each period. The allowance for bad debt was $2.0 million and $1.7 million at March 31, 2005 and December 31, 2004, respectively.

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

Subsequent Events

Payment from lessor-

Pursuant to the October 2000 restructuring of a master lease agreement covering 30 nursing homes with Omega Healthcare Investors, Inc. (“Omega”), Omega and the Company entered into an agreement with regard to two facilities formerly leased by the Company from a third party. Under this agreement, Omega agreed to pay the Company 20% of any sales proceeds received on the sale of the properties. In April 2005, Omega sold these buildings and paid the Company $780,000 pursuant to this agreement. In the second quarter of 2005, the Company will record these proceeds as a reduction of the deferred lease costs incurred in connection with the restructured master lease.

Possible termination of lease-

In April 2005, the Company received notice from the owner of a nursing home facility leased by the Company that it intends to sell the facility at the expiration of the lease term in February 2006. The terms of the Company’s lease grant the Company an option to purchase the facility at appraised value, and the Company intends to attempt to find financing to enable it to purchase this facility. There can be no assurances the Company will be able to arrange this financing or purchase this facility.

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company will be required to apply this Statement beginning January 1, 2006. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company does not expect the adoption of SFAS 123R to have a significant impact on its financial position or results of operations.

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

Forward-Looking Statements

The foregoing discussion and analysis provides information deemed by Management to be relevant to an assessment and understanding of the Company’s consolidated results of operations and its financial condition. This discussion and analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Certain statements made by or on behalf of the Company, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties including, but not limited to, changes in governmental reimbursement, government regulation and health care reforms, the increased cost of borrowing under the Company’s credit agreements, covenant waivers from the Company’s lenders, possible amendments to the Company’s credit agreements, ability to control ultimate professional liability costs, the accuracy of the Company’s estimate of its anticipated professional liability expense, the impact of future licensing surveys, changing economic conditions as well as others. Investors also should refer to the risks identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as risks identified in the Company’s Form 10-K for the year ended December 31, 2004 for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, the Company can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, cautions investors not to place undue reliance on them. Actual results may differ materially from those described in such forward-looking statements. Such cautionary statements identify important factors that could cause the Company’s actual results to materially differ from those projected in forward-looking statements. In addition, the Company disclaims any intent or obligation to update these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The chief market risk factor affecting the financial condition and operating results of the Company is interest rate risk. As of March 31, 2005, the Company had outstanding borrowings of approximately $45.8 million, including $11.5 million in fixed-rate borrowings and $34.3 million in variable-rate borrowings. Subsequent to March 31, 2005, the Company modified the terms of existing fixed-rate debt to replace it with variable-rate debt, increasing the total variable-rate debt to $42.0 million. In the event that interest rates were to change 1%, the impact on future cash flows would be approximately $420,000 annually, representing the impact of increased interest expense on variable rate debt.

The Company has a note receivable denominated in Canadian dollars related to the sale of its Canadian operations. This note was initially recorded on the Company’s balance sheet at $4.7 million US based on the exchange rate as of the date of the note (May 11, 2004). The carrying value of the note in the Company’s financial statements will be increased or decreased each period based on fluctuations in the exchange rate between US and Canadian currencies, and the effect of such changes will be included as income or loss in the Company’s statement of operations in the period of change. In the three month period ended March 31, 2005, the Company reported a transaction loss of $56,000 as a result of the effect of changes in the currency exchange rates on this note. A further change of 1% in the exchange rate between US and Canadian currencies would result in a corresponding increase or decrease to other income (expense) of approximately $57,000.

ITEM 4. CONTROLS AND PROCEDURES

The Company, with the participation of its principal executive and financial officers has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2005. Based on this evaluation, the principal executive and financial officers have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal control over financial reporting that has occurred during the Company’s fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

As of March 31, 2005, the Company is engaged in 21 professional liability lawsuits. Some of these matters are currently scheduled for trial within the next year and additional cases may be set for trial during this period. The ultimate results of these or any other of the Company’s professional liability claims and disputes cannot be predicted. The Company has limited, and sometimes no, professional liability insurance with regard to most of these claims. In the event a significant judgment is entered against the Company in one or more of these legal actions in which there is no or insufficient professional liability insurance, the Company would not have available cash resources to satisfy the judgment. Further, settlement of these and other cases may require cash resources that would be in excess of the Company’s available cash or other resources. These potential future payments, whether of a judgment or in settlement of a disputed claim, could have a material adverse impact on the Company’s financial position and cash flows.

On September 8, 2004, the Company entered into a settlement agreement with the attorney General of the State of Arkansas setting forth the terms by which the Company resolved all civil claims and investigations commenced by the State of Arkansas prior to the entry of the agreement, including seven lawsuits then pending in the Circuit Court of Pulaski County, Arkansas alleging violations of the Arkansas Abuse of Adults Act and violation of the Arkansas Medicaid False Claims Act with respect to certain residents of facilities operated by the Company in Arkansas. Under the terms of the settlement, the Company is obligated (i) to pay $400,000 in equal monthly installments of $16,667 beginning on September 1, 2004 and ending on August 1, 2006, and (ii) to pay by no later than September 1, 2007, no less than $600,000 to install sprinkler systems in nursing homes within the State of Arkansas to be selected by the Company. The Company has incurred expenditures of approximately $208,000 through March 31, 2005 toward the requirement to install sprinkler systems.

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

In January 2005, the Company’s Medicare Fiscal intermediary implemented a prepayment review on approximately 80 Medicare Part B occupational therapy claims at 26 of the Company’s facilities. As a result, payments for occupational therapy and any other services on the same bill were initially withheld, and payment was denied on approximately 22 of these claims. The Company believes that this prepayment review was a widespread review of occupational therapy services and was not limited to the Company’s facilities. The amounts billed are believed to be appropriate, and the Company is appealing the denied claims. A widespread denial of claims of this type or a material change in reimbursement for these services could have an adverse impact on the Company.

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

May 12, 2005

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

Exhibit
Number	Description of Exhibits
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-76150 on Form S-1)

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 33-76150 on Form S-1)

3.3	Amendment to Certificate of Incorporation dated March 23, 1995 (incorporated by reference to Exhibit A of Exhibit 1 to the Company’s Form 8-A filed March 30, 1995)

3.4	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.4 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company’s Registration Statement No. 33-76150 on Form S-1)

4.2	Amended and Restated Rights Agreement dated as of December 7, 1998 (incorporated by reference to Exhibit 1 to Form 8-A/A filed December 7, 1998)

10.1	First Amendment to Replacement Reduced and Modified Renewal Revolving Promissory Note dated as of January 29, 2005 by and among AmSouth Bank and Diversicare Management Services, Co.

10.2	Eighth Amendment to Renewal Promissory Note (the Overline Facility) dated as of January 29, 2005 by and among AmSouth Bank and Diversicare Management Services, Co.

10.3	Eighth Amendment to Renewal Promissory Note dated as of January 29, 2005 by and among AmSouth Bank and Diversicare Assisted Living Services, NC, LLC.

10.4	Sixth Amendment to Master Amendment to Loan Documents and Agreement dated as of January, 29, 2005 by and between AmSouth Bank, the Company, Diversicare Management Services, Co. and other subsidiaries of the Company

Exhibit
Number	Description of Exhibits
10.5	Promissory Note dated as of April 28, 2005 in the amount of $3,700,000 from Diversicare Hartford, LLC to GMAC Commercial Mortgage Corporation

10.6	Loan Agreement Dated as of April 28, 2005 by and among Diversicare Hartford, LLC to GMAC Commercial Mortgage Corporation

10.7	Payment and Performance Guaranty Agreement dated April 28, 2005 by Advocat Inc. for the benefit of to GMAC Commercial Mortgage Corporation

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).