Form 10-Q
period 2005-06-30
ADVOCAT INC
filed 2005-08-11
CIK 919956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
     CHECK ONE:

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___.
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

(Outstanding shares of the issuer’s common stock as of August 2, 2005)

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
ITEM 6. EXHIBITS
SIGNATURES
EX-10.1 SECOND AMENDMENT TO MASTER LEASE
EX-10.2 EIGHTH AMENDMENT TO LOAN AGREEMENT
EX-10.3 NINTH AMENDMENT TO PROMISSORY NOTE
EX-10.4 EIGHTH AMENDMENT TO LOAN AGREEMENT
EX-10.5 NINTH AMENDMENT TO PROMISSORY NOTE
EX-10.6 EIGHTH AMENDMENT TO PROJECT LOAN AMENDMENT
EX-10.7 NINTH AMENDMENT TO PROMISSORY NOTE
EX-31.1 SECTION 302 CEO CERTIFICATION
EX-31.2 SECTION 302 CFO CERTIFICATION
EX-32 SECTION 906 CEO AND CFO CERTIFICATION

Part I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
ADVOCAT INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2005	2004
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$6,041	$5,829
Restricted cash	1,025	773
Receivables, less allowance for doubtful accounts of $1,934 and $1,712, respectively	16,776	16,073
Current portion of note receivable	457	481
Prepaid expenses and other current assets	3,035	2,832
Discontinued operations	—	12

Total current assets	27,334	26,000

PROPERTY AND EQUIPMENT, at cost	76,572	74,308
Less accumulated depreciation	(39,880)	(37,473)

Property and equipment, net	36,692	36,835

OTHER ASSETS:
Note receivable, net of current portion	4,749	5,214
Deferred lease and other costs, net	456	1,252
Other assets	4,103	3,091

Total other assets	9,308	9,557

	$73,334	$72,392

(Continued)

ADVOCAT INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(continued)

	June 30,	December 31,
	2005	2004
	(Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt	$5,396	$8,741
Current portion of settlement promissory notes	1,454	1,374
Short-term debt	37,053	35,838
Trade accounts payable	4,826	4,905
Accrued expenses:
Payroll and employee benefits	7,320	6,826
Interest	857	790
Current portion of self-insurance reserves	8,932	10,002
Other current liabilities	2,822	3,013

Total current liabilities	68,660	71,489

NONCURRENT LIABILITIES:
Settlement promissory notes, less current portion	579	1,071
Self-insurance reserves, less current portion	26,252	32,695
Other noncurrent liabilities	4,668	4,559

Total noncurrent liabilities	31,499	38,325

COMMITMENTS AND CONTINGENCIES

SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK
Authorized 600,000 shares, $.10 par value, 393,658 shares issued and outstanding at redemption value	4,588	4,432

SHAREHOLDERS’ DEFICIT:
Series A preferred stock, authorized 400,000 shares, $.10 par value, none issued and outstanding	—	—
Common stock, authorized 20,000,000 shares, $.01 par value, 5,725,000 shares issued and outstanding	57	57
Paid-in capital	16,022	16,022
Accumulated deficit	(47,492)	(57,933)

Total shareholders’ deficit	(31,413)	(41,854)

	$73,334	$72,392

The accompanying notes are an integral part of these interim consolidated balance sheets.

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended June 30,
	2005	2004
REVENUES:
Patient revenues, net	$49,453	$45,876
Resident revenues	3,182	3,100

Net revenues	52,635	48,976

EXPENSES:
Operating	39,957	38,565
Lease	4,087	3,835
Professional liability	1,466	(1,702)
General and administrative	3,573	2,896
Depreciation and amortization	1,211	1,173

Total expenses	50,294	44,767

OPERATING INCOME	2,341	4,209

OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	(66)	193
Interest income	152	39
Interest expense	(780)	(757)

	(694)	(525)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,647	3,684
PROVISION FOR INCOME TAXES	20	122

NET INCOME FROM CONTINUING OPERATIONS	1,627	3,562

INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Operating loss, net of taxes of $0 and $27, respectively	—	(1,176)
Gain on sale, net of taxes of $0 and $394, respectively	7	82

Net income (loss) from discontinued operations	7	(1,094)

NET INCOME	1,634	2,468
PREFERRED STOCK DIVIDENDS, ACCRUED BUT NOT PAID	78	74

NET INCOME FOR COMMON STOCK	$1,556	$2,394

NET INCOME PER COMMON SHARE:
Per common share – basic
Income from continuing operations	$0.27	$0.61
Loss from discontinued operations	0.00	(0.19)

	$0.27	$0.42

Per common share – diluted
Income from continuing operations	$0.25	$0.55
Loss from discontinued operations	0.00	(0.17)

	$0.25	$0.38

WEIGHTED AVERAGE SHARES:
Basic	5,725	5,682

Diluted	6,498	6,411

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Six Months Ended June 30,
	2005	2004
REVENUES:
Patient revenues, net	$98,165	$91,438
Resident revenues	6,314	6,047

Net revenues	104,479	97,485

EXPENSES:
Operating	80,803	76,657
Lease	7,978	7,667
Professional liability	(5,821)	(4,685)
General and administrative	7,186	5,920
Depreciation and amortization	2,446	2,369

Total expenses	92,592	87,928

OPERATING INCOME	11,887	9,557

OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	(122)	193
Interest income	269	44
Interest expense	(1,549)	(1,522)

	(1,402)	(1,285)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	10,485	8,272
PROVISION FOR INCOME TAXES	20	154

NET INCOME FROM CONTINUING OPERATIONS	10,465	8,118

INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Operating loss, net of taxes of $0 and $150, respectively	(250)	(1,040)
Gain on sale, net of taxes of $0 and $394, respectively	383	82

Net income (loss) from discontinued operations	133	(958)

NET INCOME	10,598	7,160
PREFERRED STOCK DIVIDENDS, ACCRUED BUT NOT PAID	156	146

NET INCOME FOR COMMON STOCK	$10,442	$7,014

NET INCOME PER COMMON SHARE:
Per common share – basic
Income from continuing operations	$1.80	$1.42
Income (loss) from discontinued operations	0.02	(0.17)

	$1.82	$1.25

Per common share – diluted
Income from continuing operations	$1.60	$1.27
Income (loss) from discontinued operations	0.02	(0.15)

	$1.62	$1.12

WEIGHTED AVERAGE SHARES:
Basic	5,725	5,622

Diluted	6,498	6,382

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands and unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
NET INCOME FOR COMMON STOCK	$1,556	$2,394	$10,442	$7,014

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	—	(2,392)	—	(2,685)
Income tax benefit	—	882	—	990

	—	(1,510)	—	(1,695)

COMPREHENSIVE INCOME	$1,556	$884	$10,442	$5,319

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,598	$7,160
Income (loss) from discontinued operations	133	(958)

Net income from continuing operations	10,465	8,118
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,446	2,369
Provision for doubtful accounts	720	705
Benefit from reduction in accrual for self-insured professional liability, net of provision	(6,121)	(5,101)
Payment of professional liability costs	(2,231)	(1,367)
Amortization of deferred balances	200	182
Provision for leases in excess of cash payments	109	278
Asset impairment and other charges	—	984
Foreign currency transaction (gain) loss	122	(193)
Non-cash interest income	(222)	(30)
Changes in other assets and liabilities affecting operating activities:
Receivables, net	(1,602)	1,074
Prepaid expenses and other assets	(1,215)	346
Trade accounts payable and accrued expenses	717	(2,590)

Net cash provided by continuing operations	3,388	4,775
Net cash used by discontinued operations	(59)	(189)

Net cash provided by operating activities	3,329	4,586

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,303)	(1,368)
Proceeds from sale of discontinued operations	383	5,093
Decrease (increase) in restricted cash deposits	(252)	452
Note receivable collection	589	—
Proceeds from sale of lessor’s property	780	—
Other deferred balances	(27)	—

Net cash provided by (used in) investing activities	(830)	4,177

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(5,830)	(5,738)
Proceeds of debt issuance	3,700	—
Net repayment of lines of credit	—	(572)
Proceeds from exercise of stock options	—	69
Financing costs	(157)	—

Net cash used in financing activities	(2,287)	(6,241)

(Continued)

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)
(continued)

	Six Months Ended June 30,
	2005	2004
INCREASE IN CASH AND CASH EQUIVALENTS	$212	$2,522

CASH AND CASH EQUIVALENTS, beginning of period	5,829	4,817

CASH AND CASH EQUIVALENTS, end of period	$6,041	$7,339

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$1,443	$1,405

Cash payments of income taxes	$52	$32

NON-CASH TRANSACTIONS:
During the six month periods ended June 30, 2005 and 2004, the Company accrued, but did not pay, Preferred Stock dividends of $156,000 and $146,000, respectively.
During the six month periods ended June 30, 2005 and 2004, promissory notes totaling $481,000 and $2,856,000, respectively, were issued in connection with the settlement of certain professional liability claims and other disputes, with terms requiring monthly payments through February 2007.
The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005 AND 2004
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
As of June 30, 2005, the Company’s operations consist of 57 facilities, including 43 nursing homes with 4,505 licensed beds and 14 assisted living facilities with 987 units. The Company owns 8 nursing homes and leases 35 others. The Company owns 12 assisted living facilities and leases 2 others. The Company operates facilities in Alabama, Arkansas, Florida, Kentucky, North Carolina, Ohio, Tennessee, Texas and West Virginia.
2. BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The interim consolidated financial statements for the three and six month periods ended June 30, 2005 and 2004, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all adjustments necessary to present fairly the Company’s financial position at June 30, 2005 and the results of operations and cash flows for the three and six month periods ended June 30, 2005 and 2004. The Company’s consolidated balance sheet at December 31, 2004 was taken from the Company’s audited consolidated financial statements as of December 31, 2004.
The results of operations for the three and six month periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
The accompanying consolidated financial statements have been prepared assuming that Advocat will continue as a going concern. Although the Company reported net income from continuing operations of $10.5 and $8.1 million in the six month periods ended June 30, 2005 and 2004, respectively, this income resulted substantially from downward adjustments in the Company’s accrual for self-insured risks associated with the settlement of certain professional liability claims, as reported in Note 3 below. While these adjustments to the accrual resulted in reported income, they did not generate cash because the accrual is not funded by the Company. The Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $34.5 million as of June 30, 2005. The Company does not have the cash or available resources to pay these accrued professional liability claims or any significant portion thereof. The ultimate payments on professional liability claims accrued as of June 30, 2005, or other claims that could be incurred during 2005, could require in the future cash resources that would be in excess of the Company’s available cash or other resources.
The Company has limited resources available to meet its operating, capital expenditure and debt service requirements during 2005. The Company has a net working capital deficit of $41.3 million as of June 30, 2005. The Company has $38.6 million of scheduled debt maturities (including short term debt, settlement promissory notes and current portions of long term debt) during the next twelve months, and is in default of certain debt covenants contained in debt agreements.
The Company is also not in compliance with certain lease and debt agreements, including financial covenants and other obligations, that allow the holders of substantially all of the Company’s debt to demand immediate repayment. Although the Company does not anticipate that such demands will be made, the continued forbearance on the part of the Company’s lenders cannot be assured. If the Company’s lenders force immediate repayment, the Company would not be able to repay the related debt outstanding. Accordingly, the Company has classified the related debt principal amounts as current liabilities in the accompanying consolidated financial statements as of June 30, 2005. Of the total $38.6 million of matured or scheduled debt maturities (including short term debt and current portions of long term debt) during the next twelve months, the Company intends to repay approximately $4 million from cash generated from operations and will attempt to refinance the remaining balance. Given that events of default exist under the Company’s working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances. Events of default under the Company’s debt agreements could lead to additional events of default under the Company’s lease agreements covering a majority of its nursing facilities. A default in the related lease agreements allows the lessor the right to terminate the lease agreements and assume operating rights with respect to the leased properties. The net book value of property and equipment, including leasehold improvements, related to these facilities total approximately $4.6 million as of June 30, 2005. A default in these lease agreements also allows the holder of the Series B Redeemable Convertible Preferred Stock the right to require the Company to redeem such stock.
The President’s proposed budget for the fiscal year beginning October 1, 2005 includes the effects of the refinement of the Resource Utilization Group (“RUG”) system and provides for the elimination of the reimbursement add-ons for high acuity patients. The final rule issued by the Centers for Medicare and Medicaid (“CMS”) includes the elimination of the add-ons and other offsetting adjustments to the reimbursement received, including a market basket adjustment of approximately 3.1% designed to increase reimbursement for the effects of inflation. The market basket adjustment will become effective October 1, 2005, and will increase the Company’s revenue and operating cash flow by approximately $1.6 million annually. The eliminations of the add-ons and other offsetting adjustments will be effective January 1, 2006, and will decrease the Company’s revenue and operating cash flow by approximately $2.5 million annually. The net effect of the CMS rule, once all adjustments are in effect, will be to reduce the Company’s revenue and operating cash flow by approximately $0.9 million per year.
In addition, the CMS’s proposed rule includes a provision for the reduction of reimbursement for cross-over bad debt expense. If implemented, this provision may reduce the Company’s revenue and operating cash flow by approximately $150,000 per year once fully phased in. However, the ultimate impact of the reduction could be further impacted by additional reimbursement changes as states in which the Company operates react to the implementation of this change.
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
The Company has essentially exhausted all general and professional liability insurance available for claims first made during the period from March 9, 2001 through March 9, 2005. For claims made during the period from March 10, 2005 through March 9, 2006, the Company maintains insurance with coverage limits of $250,000 per medical incident and total aggregate policy coverage limits of $500,000. The Company is self-insured for the first $25,000 per occurrence with no aggregate limit.
For claims made during the period March 9, 2000 through March 9, 2001, the Company is self-insured for the first $500,000 per occurrence with no aggregate limit for the Company’s United States nursing homes. The policy has coverage limits of $1,000,000 per occurrence, $3,000,000 per location and $12,000,000 in the aggregate. The Company also maintains umbrella coverage of $15,000,000 in the aggregate for claims made during this period. As of June 30, 2005, payments already made by the insurance carrier for this policy year have reduced the remaining aggregate coverage amount.
Prior to March 9, 2000, the Company was insured on an occurrence basis. For the policy period January 1, 1998 through February 1, 1999 and for the policy period February 1, 1999 through March 9, 2000, the Company had insurance, including excess liability coverage, in the total amount of

$50,000,000 per policy. As of June 30, 2005, payments already made by the insurance carriers for these policy years have significantly reduced the remaining aggregate coverage amount in each of the policy periods, but coverage has not been exhausted in either policy period.
Effective October 1, 2001, the Company’s United States assisted living properties were added to the Company’s insurance program for United States nursing home properties and are covered under the same policies as the Company’s nursing facilities. Prior to October 1, 2001, the Company’s United States assisted living facilities maintained occurrence based insurance and a $15,000,000 aggregate umbrella liability policy. As of June 30, 2005, payments already made by the insurance carriers have significantly reduced the remaining aggregate coverage, but coverage has not been exhausted.
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
Reserve for Estimated Self-Insured Professional Liability Claims-
Because the Company anticipates that its actual liability for existing and anticipated claims will exceed the Company’s limited professional liability insurance coverage, the Company has recorded total liabilities for professional liability and other claims of $34.5 million as of June 30, 2005. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof.
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
In the six month periods ended June 30, 2005 and 2004, the Company reported net income from continuing operations of $10.5 million and $8.1 million, respectively, resulting substantially from downward adjustments in the Company’s accrual for self-insured risks associated with professional liability claims. These adjustments were primarily the result of the effects of settlements of certain claims for amounts less than had been reserved for in prior periods and the resulting effect of these settlements on the assumptions inherent to the actuarial estimate. These downward adjustments more than offset the accrual for claims arising and expected to arise from events occurring during the six month periods ended June 30, 2005 and 2004. While each quarterly adjustment to the recorded liability for professional liability claims affects reported income, these changes do not directly affect the Company’s cash position because the accrual for these liabilities is not funded. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof. In the event a significant judgment is entered against the Company in one or more legal actions in which there is no or insufficient professional liability insurance, the Company anticipates that payment of the judgment amounts would require cash resources that would be in excess of the Company’s available cash or other resources. Any such judgment could have a material adverse impact on the Company’s financial position and cash flows.
The following summarizes the Company’s accrual for professional liability and other claims for each policy year as of the end of the period:

	June 30,	December 31,
	2005	2004
Policy Year End March 9,
2006	$4,160,000	$—
2005	13,120,000	12,068,000
2004	8,518,000	15,626,000
2003	5,809,000	10,041,000
2002	1,506,000	3,292,000
2001	797,000	952,000
Other	637,000	921,000

	$34,547,000	$42,900,000

Other Insurance-
With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. Prior to that time, the Company was self-insured for the first $250,000, on a per claim basis, for workers’ compensation claims in a majority of its United States nursing facilities. However, the insurance carrier providing coverage above the Company’s self insured retention has been declared insolvent by the applicable state insurance agency. As a result, the Company is completely self-insured for workers compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. For the policy period July 1, 2002 through June 30, 2003, the Company entered into a “high deductible” workers compensation insurance program covering the majority of the Company’s United States employees. Under the high deductible policy, the Company is self insured for the first $25,000 per claim, subject to an aggregate maximum out of pocket cost of $1.6 million, for the 12 month policy period. The Company has a letter of credit of $0.4 million securing its self insurance obligations under this program. The letter of credit is secured by a certificate of deposit of $0.4 million, which is included in “restricted cash” in the accompanying balance sheet. The reserve for the high deductible policy is based on known claims incurred and an estimate of incurred but not reported claims determined by an analysis of historical claims incurred. The Company has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate. The liability recorded by the Company for the self-insured obligations under these plans is $0.6 million as of June 30, 2005.

Effective June 30, 2003, the Company entered into new workers compensation insurance programs that provide coverage for claims incurred, with premium adjustments depending on incurred losses. The Company accounts for premium expense under these policies based on its estimate of the level of claims expected to be incurred. As of June 30, 2005, the Company has recorded estimated premium refunds due under these programs totaling approximately $3.1 million, and has included this amount in “other noncurrent assets” in the accompanying balance sheet. Any adjustments of future premiums for workers compensation policies and differences between actual settlements and reserves for self-insured obligations are included in expense in the period finalized.
The Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $1.8 million at June 30, 2005. The differences between actual settlements and reserves are included in expense in the period finalized.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004
Foreign currency items:
Beginning balance	$—	$1,510	$—	$1,695
Current period change, net of income tax	—	(1,510)	—	(1,695)

Ending balance	$—	$—	$—	$—

Positive balances represent unrealized gains.
5. STOCK-BASED COMPENSATION
SFAS No. 123, “Accounting for Stock-Based Compensation” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related Interpretations (all herein referred to as “APB No. 25”). Under APB No. 25, no compensation cost related to stock options has been recognized because all options are issued with exercise prices equal to the fair market value at the date of grant. Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s net income for common stock and net income per common share for the three and six month periods ended June 30, 2005 and 2004 would not have differed materially from the amounts actually reported.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004
Net revenues:
Nursing homes	$49,607	$46,046	$98,491	$91,770
Assisted living facilities	3,028	2,930	5,988	5,715

Total	$52,635	$48,976	$104,479	$97,485

Depreciation and amortization:
Nursing homes	$813	$780	$1,659	$1,699
Assisted living facilities	386	378	761	640
Corporate	12	15	26	30

Total	$1,211	$1,173	$2,446	$2,369

Segment operating income (loss):
Nursing homes	$3,117	$4,370	$13,498	$10,341
Assisted living facilities	(567)	(177)	(1,112)	(815)

Total segment operating income	2,550	4,193	12,386	9,526
Reconciliation to operating income:
Corporate expenses	(989)	(741)	(2,048)	(1,491)
Interest expense	780	757	1,549	1,522

Company operating income	$2,341	$4,209	$11,887	$9,557

	June 30,	December 31,
	2005	2004
Long-lived assets:
Nursing homes	$28,893	$28,985
Assisted living facilities	16,593	16,877
Corporate	514	530

Total	$46,000	$46,392

Total assets:
Nursing homes	$96,082	$53,678
Assisted living facilities	(1,138)	17,181
Discontinued operations	—	12
Corporate	(21,610)	1,521

Total	$73,334	$72,392

8. DISCONTINUED OPERATIONS
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
In November 2004, the Company sold certain assets of its medical supply business, Advocat Distribution Services. The initial purchase price was $225,000, with additional consideration based on the results of operations of the business over the two years following the sale. No material gain or loss was realized from the initial proceeds. The Company received approximately $31,000 of additional consideration in 2005 and recorded an additional gain in this amount. Any additional consideration received in the future under the terms of the agreement will be recorded when determined.
In October 2004, the Company sold an assisted living facility in North Carolina that had been closed in 2003. The net proceeds were approximately $60,000 and there was no significant gain or loss resulting from the sale.
In May 2004, the Company sold the stock of its Canadian subsidiary DCMS to DCMS Holding, Inc. (“Holding”), a privately-owned Ontario corporation. DCMS operated 14 nursing homes and 24 assisted living facilities in the Canadian provinces of Ontario, British Columbia and Alberta. The sales price was $16.5 million Canadian (approximately $11.8 million US at the May 11, 2004 exchange rate). Approximately $8.5 million Canadian ($6.1 million US) was received at closing, with the balance, $8.0 million Canadian ($5.7 million US), scheduled to be received in annual installments of $600,000 Canadian ($428,000 US) on the anniversary of the closing for the first four years and a final installment of $5.6 million Canadian ($4.0 million US) on the fifth anniversary of closing. The future payments may be accelerated upon the occurrences of certain events. The installment portion of the purchase price is evidenced by a promissory note that has been discounted to estimated fair value and was initially recorded in the accompanying balance sheet at $4.7 million US. The Company received the first installment under this note in May 2005.
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

9. EARNINGS PER SHARE
Information with respect to basic and diluted net income per share is presented below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Net income per common share:
Per common share – basic
Income from continuing operations	$0.27	$0.61	$1.80	$1.42
Income (loss) from discontinued operation
Operating loss, net of taxes	—	(0.20)	(0.04)	(0.18)
Gain on sale, net of taxes	—	0.01	0.06	0.01

Discontinued operations, net of taxes	—	(0.19)	0.02	(0.17)

Net income	$0.27	$0.42	$1.82	$1.25

Per common share – diluted
Income from continuing operations	$0.25	$0.55	$1.60	$1.27
Income (loss) from discontinued operation
Operating loss, net of taxes	—	(0.18)	(0.04)	(0.16)
Gain on sale, net of taxes	—	0.01	0.06	0.01

Discontinued operations, net of taxes	—	(0.17)	0.02	(0.15)

Net income	$0.25	$0.38	$1.62	$1.12

10. FINANCING TRANSACTIONS
In April 2005, the Company entered into an agreement to extend the maturities of certain borrowings from a bank lender, including the Company’s working capital line of credit, that had an aggregate outstanding balance of $7.8 million at March 31, 2005. The new agreement extends the maturity date of these borrowings to January 29, 2006 and reduces the maximum amount available under the working capital line of credit to $2.3 million. The bank has further agreed to temporarily forbear from exercising its remedies upon default subject to the terms and conditions set forth in the amendment. The interest rate on indebtedness other than the working capital line was revised to prime rate plus 1/2% up to a maximum of 7.5%, and the interest rate on the working capital line of credit remained unchanged at either LIBOR plus 2.5% or the bank’s prime rate plus 1/2% (up to a maximum of 9.5%). In connection with this transaction, the bank required that a $650,000 certificate of deposit be pledged as collateral for certain funds transfer services used by the Company. This amount is included in “restricted cash” in the accompanying balance sheet.
In April 2005, the Company entered into an agreement with a commercial mortgage lender to refinance certain loans secured by one nursing home. The new financing agreement provides $3.7 million in financing, payable in monthly installments based on a twenty-five year amortization, with a final balloon payment in 2008, and bears interest at LIBOR plus 4%.
In May 2005, the Company entered into an agreement to extend the maturities of certain borrowings from a commercial mortgage lender. Under terms of the agreement, the lender has agreed to extend the maturity dates of mortgage indebtedness with an aggregate outstanding balance of approximately $23.6 million to April 1, 2006. The interest rate and other terms of the indebtedness did not change.

11. LEASE AGREEMENTS WITH OMEGA
Pursuant to the October 2000 restructuring of its master lease agreement with Omega Healthcare Investors, Inc. (“Omega”), Omega and the Company entered into an agreement with regard to two facilities formerly leased by the Company from a third party. Under this agreement, Omega agreed to pay the Company 20% of any sales proceeds received on the sale of the properties. In April 2005, Omega sold these buildings and paid the Company $780,000 pursuant to this agreement. The Company has recorded these proceeds as a reduction of the deferred lease costs incurred in connection with the restructured master lease.
In June 2005, the Company entered into an amendment of the master lease with Omega. The amendment provides financing of up to $5 million to be used to fund renovations to seven nursing home facilities leased from Omega. The renovations will be completed over the next 18 months. The annual base rent related to these facilities will be increased to reflect the amount of capital improvements made to the respective facilities.
The amendment also included provisions to amend certain professional liability insurance requirements of the master lease agreement in order to cure certain defaults under the master lease agreement.
The Company leases four nursing home facilities in Florida that are subject to mortgages held by Omega. The Company makes the lease payments directly to Omega. The leases expire December 31, 2005. The Company is currently engaged in negotiations to renew these leases, but no assurances can be given that these negotiations will be successful.
12. PURCHASE OF LEASED FACILITY
In July 2005, the Company entered into an agreement to purchase Briarcliff Health Care Center, a 120-bed skilled nursing facility in Oak Ridge, Tennessee. The Company currently operates this facility under a lease agreement that was to expire in February 2006. Under the terms of the agreement, the Company will acquire the nursing home for a purchase price of approximately $6.7 million and terminate the lease agreement. The Company is presently engaged in discussions with a commercial mortgage lender to arrange financing for this purchase. There can be no assurances the Company will be able to arrange this financing or purchase this facility.

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
As of June 30, 2005, the Company’s operations include 57 facilities, consisting of 43 nursing homes with 4,505 licensed beds and 14 assisted living facilities with 987 units. As of June 30, 2005, the Company owns 8 nursing homes and leases 35 others, and owns 12 assisted living facilities and leases 2 others.
Divestitures. The Company has made several divestitures through sale of assets and lease terminations. The Company sold two nursing homes in Texas effective February 1, 2005. A lease covering three nursing homes in Texas expired in December 2004 and was not renewed. In November 2004, the Company sold certain assets of its medical supply business, Advocat Distribution Services. In May 2004, the Company sold the stock of its Canadian subsidiary, Diversicare Canada Management Services Co., Inc. (“DCMS”).
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
Fluctuations in Earnings or Losses. In the six month periods ended June 30, 2005 and 2004, the Company reported net income from continuing operations of $10.5 million and $8.1 million, respectively, resulting substantially from downward adjustments in the Company’s accrual for self-insured risks associated with professional liability claims. While these adjustments to the accrual resulted in reported income, they did not generate cash because the accrual is not funded by the Company. These self-insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Any increase in the accrual decreases income in the period, and any reduction in the accrual increases income during the period. The Company’s actual liabilities may vary significantly from the accrual, and the amount of the accrual has and may continue to fluctuate by a material amount in any given quarter. Each change in the amount of this accrual will directly affect the Company’s reported earnings and financial position for the period in which the change in accrual is made.

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
Because the Company anticipates that its actual liability for existing and anticipated claims will exceed the Company’s limited professional liability insurance coverage, the Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $34.5 million as of June 30, 2005. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof.
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
Management believes that the use of actuarial methods that are based on the expected frequency of claims and their average severity over a long period of time, based on historical trends and adjusted quarterly based on known claim development information, provides a valid and reasonable method to estimate its liability for professional and general liability claims. Management also believes that expertise in actuarial methodologies is required to estimate liabilities using this methodology and thus employs a third-party actuary to provide this service. Because of the difficulties discussed above, any estimate of the Company’s professional liability claims is inherently uncertain and therefore actual professional liability costs may differ materially from the accrual, regardless of the assumptions or methodology used. Professional liability costs are material to the Company’s financial position, and differences between estimates and the ultimate amount of loss may cause a material fluctuation in the Company’s reported results of operations. The liability recorded at June 30, 2005, was $34.5 million, compared to current assets of $27.3 million and total assets of $73.3 million. For the six month periods ended June 30, 2005 and 2004, the Company’s professional liability expense was a negative $5.8 million and a negative $4.7 million, respectively, representing net benefits resulting from downward revisions in previous estimates. These amounts are material in relation to the

Company’s reported net income from continuing operations for the related six month periods of $10.5 million and $8.1 million, respectively.
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
Reserve for Estimated Self-Insured Professional Liability Claims-
Because the Company anticipates that its actual liability for existing and anticipated claims will exceed the Company’s limited professional liability insurance coverage, the Company has recorded total liabilities for professional liability and other claims of $34.5 million as of June 30, 2005. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof. See “Critical Accounting Policy and Judgments – Self Insurance Reserves.”

Other Insurance-
With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. Prior to that time, the Company was self-insured for the first $250,000, on a per claim basis, for workers’ compensation claims in a majority of its United States nursing facilities. However, the insurance carrier providing coverage above the Company’s self insured retention has been declared insolvent by the applicable state insurance agency. As a result, the Company is completely self-insured for workers compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. For the policy period July 1, 2002 through June 30, 2003, the Company entered into a “high deductible” workers compensation insurance program covering the majority of the Company’s United States employees. Under the high deductible policy, the Company is self insured for the first $25,000 per claim, subject to an aggregate maximum out of pocket cost of $1.6 million, for the 12 month policy period. The Company has a letter of credit of $0.4 million securing its self insurance obligations under this program. The letter of credit is secured by a certificate of deposit of $0.4 million, which is included in “restricted cash” in the accompanying balance sheet. The reserve for the high deductible policy is based on known claims incurred and an estimate of incurred but not reported claims determined by an analysis of historical claims incurred. The Company has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate. The liability recorded by the Company for the self-insured obligations under these plans is $0.6 million as of June 30, 2005.
Effective June 30, 2003, the Company entered into new workers compensation insurance programs that provide coverage for claims incurred, with premium adjustments depending on incurred losses. The Company accounts for premium expense under these policies based on its estimate of the level of claims expected to be incurred. As of June 30, 2005, the Company has recorded estimated premium refunds due under these programs totaling approximately $3.1 million, and has included this amount in “other noncurrent assets” in the accompanying balance sheet. Any adjustments of future premiums for workers compensation policies and differences between actual settlements and reserves for self-insured obligations are included in expense in the period finalized.
The Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $1.8 million at June 30, 2005. The differences between actual settlements and reserves are included in expense in the period finalized.
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
The President’s proposed budget for the fiscal year beginning October 1, 2005 includes the effects of the refinement of the Resource Utilization Group (“RUG”) system and provides for the elimination of the reimbursement add-ons for high acuity patients. The final rule issued by the Centers for Medicare and Medicaid (“CMS”) includes the elimination of the add-ons and other offsetting adjustments to the reimbursement received, including a market basket adjustment of approximately 3.1% designed to increase reimbursement for the effects of inflation. The market basket adjustment will become effective October 1, 2005, and will increase the Company’s revenue and operating cash flow by approximately $1.6 million annually. The eliminations of the add-ons and other offsetting adjustments will be effective January 1, 2006, and will decrease the Company’s revenue and operating cash flow by approximately $2.5 million annually. The net effect of the CMS rule, once all adjustments are in effect, will be to reduce the Company’s revenue and operating cash flow by approximately $0.9 million per year.
In addition, the CMS’s proposed rule includes a provision for the reduction of reimbursement for cross-over bad debt expense. If implemented, this provision may reduce the Company’s revenue and operating cash flow by approximately $150,000 per year once fully phased in. However, the ultimate impact of the reduction could be further impacted by additional reimbursement changes as states in which the Company operates react to the implementation of this change.
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
Contractual Obligations and Commercial Commitments
The Company has certain contractual obligations of continuing operations as of June 30, 2005, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

		Less than	1 to 3	4 to 5	After
Contractual Obligations	Total	1 year	Years	Years	5 Years
Long-term debt	$5,396	$56	$5,340	$—	$—
Settlement promissory notes	$2,033	$1,454	$579	$—	$—
Other settlement obligations	$856	$594	$262	$—	$—
Short-term debt	$37,053	$37,053	$—	$—	$—
Series B Preferred Stock	$4,588	$—	$4,588	$—	$—
Operating leases	$235,743	$14,430	$27,986	$29,810	$163,517
Required capital expenditures under operating leases	$4,266	$813	$1,625	$1,625	$203

Total	$289,935	$54,400	$40,380	$31,435	$163,720

Due to events of default, the Company has classified all of its long-term debt in current liabilities.
Future cash obligations for interest expense have been excluded from the above table. The Company’s cash payments for interest were approximately $2,652,000 for the twelve months ended December 31, 2004, and $1,443,000 for the six months ended June 30, 2005.
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
Results of Operations
The following tables present the unaudited interim statements of operations and related data for the three months ended June 30, 2005 and 2004:

(in thousands)	Three Months Ended June 30,
	2005	2004	Change	%
REVENUES:
Patient revenues, net	$49,453	$45,876	$3,577	7.8%
Resident revenues	3,182	3,100	82	2.6

Net revenues	52,635	48,976	3,659	7.5

EXPENSES:
Operating	39,957	38,565	1,392	3.6
Lease	4,087	3,835	252	6.6
Professional liability	1,466	(1,702)	3,168	(186.1)
General and administrative	3,573	2,896	677	23.4
Depreciation and amortization	1,211	1,173	38	3.2

Total expenses	50,294	44,767	5,527	12.3

OPERATING INCOME	2,341	4,209	(1,868)	(44.4)

OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	(66)	193	(259)	(134.2)
Interest income	152	39	113	289.7
Interest expense	(780)	(757)	(23)	3.0

	(694)	(525)	(169)	32.2

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,647	3,684	(2,037)	(55.3)
PROVISION FOR INCOME TAXES	20	122	(102)	(83.6)

NET INCOME FROM CONTINUING OPERATIONS	$1,627	$3,562	$(1,935)	(54.3)%

(in thousands)	Six Months Ended June 30,
	2005	2004	Change	%
REVENUES:
Patient revenues, net	$98,165	$91,438	$6,727	7.4%
Resident revenues	6,314	6,047	267	4.4

Net revenues	104,479	97,485	6,994	7.2

EXPENSES:
Operating	80,803	76,657	4,146	5.4
Lease	7,978	7,667	311	4.1
Professional liability	(5,821)	(4,685)	(1,136)	24.2
General and administrative	7,186	5,920	1,266	21.4
Depreciation and amortization	2,446	2,369	77	3.3

Total expenses	92,592	87,928	4,664	5.3

OPERATING INCOME	11,887	9,557	2,330	24.4

OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	(122)	193	(315)	(163.2)
Interest income	269	44	225	511.4
Interest expense	(1,549)	(1,522)	(27)	1.8

	(1,402)	(1,285)	(117)	9.1

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	10,485	8,272	2,213	26.8
PROVISION FOR INCOME TAXES	20	154	(134)	(87.0)

NET INCOME FROM CONTINUING OPERATIONS	$10,465	$8,118	$2,347	28.9%

Percentage of Net Revenues	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUES:
Patient revenues, net	94.0%	93.7%	94.0%	93.8%
Resident revenues	6.0	6.3	6.0	6.2

Net revenues	100.0	100.0	100.0	100.0

EXPENSES:
Operating	75.9	78.7	77.3	78.6
Lease	7.8	7.8	7.6	7.9
Professional liability	2.8	(3.4)	(5.5)	(4.8)
General and administrative	6.8	5.9	6.9	6.1
Depreciation and amortization	2.3	2.4	2.3	2.4

Total expenses	95.6	91.4	88.6	90.2

OPERATING INCOME	4.4	8.6	11.4	9.8

OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	(0.1)	0.4	(0.1)	0.2
Interest income	0.3	0.1	0.2	0.1
Interest expense	(1.5)	(1.6)	(1.5)	(1.6)

	(1.3)	(1.1)	(1.4)	(1.3)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3.1	7.5	10.0	8.5
PROVISION FOR INCOME TAXES	0.0	0.2	0.0	0.2

NET INCOME FROM CONTINUING OPERATIONS	3.1%	7.3%	10.0%	8.3%

Three Months Ended June 30, 2005 Compared With Three Months Ended June 30, 2004
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
Revenues. Net revenues increased to $52.6 million in 2005 from $49.0 million in 2004, an increase of $3.6 million, or 7.5%. Patient revenues increased to $49.5 million in 2005 from $45.9 million in 2004, an increase of $3.6 million, or 7.8%. The increase in patient revenues is due to Medicare rate increases that became effective October 1, 2004, increased Medicare utilization, and increased Medicaid rates in certain states, partially offset by a 0.2% decline in census in 2005 as compared to 2004. As a percentage of total census, Medicare days increased to 13.4% in 2005 from 12.9% in 2004. Medicare revenues were 30.8% of patient revenue in 2005 and 29.5% in 2004, while Medicaid and similar programs were 57.9% in 2005 compared to 59.3% in 2004.
Resident revenues increased to $3.2 million in 2005 from $3.1 million in 2004, an increase of $0.1 million, or 2.6%. This increase is attributable to increased rates in 2005 as compared to 2004 and to a 1.4% increase in census in 2005 as compared to 2004.
Ancillary service revenues, prior to contractual allowances, increased to $10.3 million in 2005 from $9.1 million in 2004, an increase of $1.2 million, or 12.9%. The increase is primarily attributable to increased utilization of ancillary service programs. Certain per person annual Medicare reimbursement limits on therapy services have been suspended until December 31, 2005. The limits impose a $1,590 per patient annual ceiling on physical, speech and occupational therapy services. While the Company is unable to quantify the impact that these limitations will have, it is expected that the reimbursement limitations, if not suspended further, will significantly reduce therapy revenues, and negatively impact the Company’s operating results and cash flows.
Operating expense. Operating expense increased to $40.0 million in 2005 from $38.6 million in 2004, an increase of $1.4 million, or 3.6%. As a percentage of patient and resident revenues, operating expense decreased to 75.9% in 2005 from 78.7% in 2004. The increase in operating expense is primarily attributable to cost increases related to wages and benefits. The decrease in operating costs as a percent of patient and resident revenues is primarily due to the effects of increases in Medicare and Medicaid rates and increased Medicare utilization, as discussed above.
The largest component of operating expenses is wages, which increased to $23.7 million in 2005 from $22.6 million in 2004, an increase of $1.1 million, or 5.0%. This increase is primarily attributable to an increase in wages as a result of competitive labor markets in most of the areas in which the Company operates and increased Medicare census. Partially offsetting this increase, the Company experienced a decrease in wages as a result of reduced costs associated with reduced Medicaid census.
Lease expense. Lease expense increased to $4.1 million in 2005 from $3.8 million in 2004. The increase in rent expense is primarily due to contingent rent expense incurred in connection with certain leases, and to increased expense in connection with a lease for one facility that was renewed effective April 2005.

Professional liability. Professional liability expense in 2005 resulted in an expense of $1.5 million, compared to a net benefit of $1.7 million in 2004, an increase in expense of $3.2 million. During the three months ended June 30, 2005, the Company increased its total recorded liabilities for self-insured professional liability risks to $34.5 million, compared to $34.4 million at March 31, 2005. The provision for current liability claims recorded during the three months ended June 30, 2005 was partially offset by downward adjustments in the liability primarily resulting from the quarterly actuarial valuations, resulting in a net expense of $1.5 million in the period. These reductions from the quarterly actuarial valuation were primarily the result of the effects of settlements of certain claims for amounts less than had been reserved in prior periods and the resulting effect of these settlements on the assumptions inherent to the actuarial estimate. These self-insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Professional liability costs include cash and non-cash charges recorded based on current actuarial reviews. The actuarial reviews include estimates of known claims and an estimate of claims that may have occurred, but have not yet been reported to the Company.
General and administrative expense. General and administrative expense increased to $3.6 million in 2005 from $2.9 million in 2004, an increase of $0.7 million or 23.4%. The increase is primarily attributable to increased compensation costs. As a percentage of total net revenues, general and administrative expense was approximately 6.8% in 2005 and 5.9% and 2004.
Depreciation and amortization. Depreciation and amortization expense was $1.2 million in 2005 and 2004.
Foreign currency transaction loss. A foreign currency transaction loss of $66,000 was recorded in 2005, compared to a gain of $193,000 in 2004. These gains and losses result from foreign currency translation of a note receivable from the sale of the Company’s Canadian operations.
Interest income. Interest income increased to $152,000 in 2005 from $39,000 in 2004, an increase of $113,000. The increase in interest income is primarily due to non-cash interest income related to a note receivable recorded in connection with the 2004 sale of the Company’s Canadian subsidiary.
Interest expense. Interest expense was approximately $0.8 million in 2005 and 2004. Interest expense increased as a result of promissory notes issued in connection with the settlement of certain professional liability claims and other disputes, and interest rate increases on the Company’s variable rate debt. These increases were offset by reduction in interest as a result of the payment of debt.
Income from continuing operations before income taxes; income from continuing operations per common share. As a result of the above, continuing operations reported income before income taxes of $1.6 million in 2005 compared to income before income taxes of $3.7 million in 2004. The provision for income taxes was $20,000 in 2005, compared to $122,000 in 2004. The Company’s effective tax rate differs materially from the statutory rate mainly due to changes in the Company’s valuation allowance for net deferred tax assets. The basic and diluted income per share from continuing operations were $0.27 and $0.25, respectively, in 2005, as compared to a basic and diluted income per share from continuing operations of $0.61 and $0.55, respectively, in 2004.
Income from discontinued operations. As discussed in the overview at the start of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company has

completed several divestitures, and has reclassified its consolidated financial statements to present these divestitures as discontinued operations for all periods presented. Loss from discontinued operations, net of taxes, was approximately $1.2 million in 2004, while there was no loss from discontinued operations in the second quarter of 2005, as the related divestitures were completed in periods prior to the second quarter of 2005. Gains from the disposition of discontinued operations of $7,000, net of related taxes, were recorded in the second quarter of 2005, compared to a gain of $82,000 recorded in the second quarter of 2004.
Six Months Ended June 30, 2005 Compared With Six Months Ended June 30, 2004
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
Revenues. Net revenues increased to $104.5 million in 2005 from $97.5 million in 2004, an increase of $7.0 million, or 7.2%. Patient revenues increased to $98.2 million in 2005 from $91.4 million in 2004, an increase of $6.8 million, or 7.4%. The increase in patient revenues is due to Medicare rate increases that were effective October 1, 2004, increased Medicare utilization and increased Medicaid rates in certain states, partially offset by a 0.8% decline in census in 2005 as compared to 2004. As a percentage of total census, Medicare days increased to 13.4% in 2005 from 13.1% in 2004. Medicare revenues were 30.5% of patient revenue in 2005 and 29.7% in 2004, while Medicaid and similar programs were 58.1% in 2005 compared to 59.1% in 2004.
Resident revenues increased to $6.3 million in 2005 from $6.0 million in 2004, an increase of $0.3 million, or 4.4%. This increase is attributable to increased rates in 2005 as compared to 2004 and to a 1.2% increase in census in 2005 as compared to 2004.
Ancillary service revenues, prior to contractual allowances, increased to $20.2 million in 2005 from $18.5 million in 2004, an increase of $1.7 million, or 9.1%. The increase is primarily attributable to increased utilization of ancillary service programs. Certain per person annual Medicare reimbursement limits on therapy services have been suspended until December 31, 2005. The limits impose a $1,590 per patient annual ceiling on physical, speech and occupational therapy services. While the Company is unable to quantify the impact that these limitations will have, it is expected that the reimbursement limitations, if not suspended further, will significantly reduce therapy revenues, and negatively impact the Company’s operating results and cash flows.
Operating expense. Operating expense increased to $80.8 million in 2005 from $76.7 million in 2004, an increase of $4.1 million, or 5.4%. As a percentage of patient and resident revenues, operating expense decreased to 77.3% in 2005 from 78.6% in 2004. The increase in operating expense is primarily attributable to cost increases related to wages and benefits. The decrease in operating costs as a percent of patient and resident revenues is primarily due to the effects of increases in Medicare and Medicaid rates and increased Medicare utilization, as discussed above.
The largest component of operating expenses is wages, which increased to $47.2 million in 2005 from $44.5 million in 2004, an increase of $2.7 million, or 5.9%. This increase is primarily attributable to an increase in wages as a result of competitive labor markets in most of the areas in which the Company operates and increased Medicare census. Partially offsetting this increase, the

Company experienced a decrease in wages as a result of reduced costs associated with reduced Medicaid census.
Lease expense. Lease expense increased to $8.0 million in 2005 from $7.7 million in 2004. The increase in rent expense is primarily due to contingent rent expense incurred in connection with certain leases, and to increased expense in connection with a lease for one facility that was renewed effective April 2005.
Professional liability. Professional liability expense in 2005 resulted in a net benefit of $5.8 million, compared to a benefit of $4.7 million in 2004, an increase in net benefit of $1.1 million. During the six months ended June 30, 2005, the Company reduced its total recorded liabilities for self-insured professional liability risks to $34.5 million, down from $42.9 million at December 31, 2004. Downward adjustments in the liability primarily resulting from the quarterly actuarial valuations were partially offset by the provision for current liability claims recorded during the six months ended June 30, 2005, resulting in a net benefit of $5.8 million in the period. These reductions were primarily the result of the effects of settlements of certain claims for amounts less than had been reserved in prior periods and the resulting effect of these settlements on the assumptions inherent to the actuarial estimate. These self-insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Professional liability costs include cash and non-cash charges recorded based on current actuarial reviews. The actuarial reviews include estimates of known claims and an estimate of claims that may have occurred, but have not yet been reported to the Company.
General and administrative expense. General and administrative expense increased to $7.2 million in 2005 from $5.9 million in 2004, an increase of $1.3 million or 21.4%. The increase is primarily attributable to increased compensation costs. As a percentage of total net revenues, general and administrative expense was approximately 6.9% in 2005 and 6.1% and 2004.
Depreciation and amortization. Depreciation and amortization expense was $2.4 million in 2005 and 2004.
Foreign currency transaction loss. A foreign currency transaction loss of $122,000 was recorded in 2005, compared to a gain of $193,000 in 2004. These gains and losses result from foreign currency translation of a note receivable from the sale of the Company’s Canadian operations.
Interest income. Interest income increased to $269,000 in 2005 from $44,000 in 2004, an increase of $225,000. The increase in interest income is primarily due to non-cash interest income related to a note receivable recorded in connection with the 2004 sale of the Company’s Canadian subsidiary.
Interest expense. Interest expense was approximately $1.5 million in 2005 and 2004. Interest expense increased as a result of promissory notes issued in connection with the settlement of certain professional liability claims and other disputes, and interest rate increases on the Company’s variable rate debt. These increases were offset by reduction in interest as a result of the payment of debt.
Income from continuing operations before income taxes; income from continuing operations per common share. As a result of the above, continuing operations reported income before income taxes of $10.5 million in 2005 compared to income before income taxes of $8.3 million in 2004. The provision for income taxes was $20,000 in 2005, compared to $154,000 in 2004. The Company’s effective tax rate differs materially from the statutory rate mainly due to changes in the Company’s valuation allowance for net deferred tax assets. The basic and diluted income per share from continuing operations were $1.80 and $1.60, respectively, in 2005, as compared to a basic and diluted income per share from continuing operations of $1.42 and $1.27, respectively, in 2004.
Income from discontinued operations. As discussed in the overview at the start of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company has completed several divestitures, and has reclassified its consolidated financial statements to present these divestitures as discontinued operations for all periods presented. Loss from discontinued operations, net of taxes, was approximately $0.3 million in 2005 compared to a loss of $1.0 million in 2004. In addition, gains from the disposition of discontinued operations of $0.4 million and $0.1 million, net of related taxes, were recorded in 2005 and 2004, respectively.
Liquidity and Capital Resources
At June 30, 2005, the Company had negative working capital of $41.3 million and a current ratio of 0.40, compared with negative working capital of $45.5 million and a current ratio of 0.36 at December 31, 2004. Although the Company reported profits for the six month periods ended June 30, 2005 and 2004, such profits resulted substantially from downward adjustments in the Company’s accrual for self-insured risks associated with professional liability claims. The Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $34.5 million as of June 30, 2005. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof. The Company has limited resources available to meet its operating, capital expenditure and debt service requirements during 2005.
Certain of the Company’s debt agreements contain various financial covenants, the most restrictive of which relate to current ratio requirements, tangible net worth, cash flow, net income (loss) and limits on the payment of dividends to shareholders. As of June 30, 2005, the Company was not in compliance with certain of the financial covenants contained in the Company’s debt and lease agreements. The Company has not obtained waivers of the non-compliance. Cross-default or material adverse change provisions contained in the debt agreements allow the holders of substantially all of the Company’s debt to demand immediate repayment. The Company would not be able to repay this indebtedness if the applicable lenders demanded repayment. Accordingly, the Company has classified the related debt principal amounts as current liabilities in the accompanying consolidated financial statements as of June 30, 2005. Although the Company does not anticipate that such demand will be made, the continued forbearance on the part of the Company’s lenders cannot be assured at this time. Given that events of default exist under the Company’s working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances.
As of June 30, 2005, the Company has $38.6 million of scheduled debt maturities that must be repaid or refinanced during the next twelve months. As a result of these maturities, covenant non-compliance and other cross-default provisions, the Company has classified a total of $43.9 million of debt as current liabilities as of June 30, 2005.
In April 2005, the Company entered into an agreement to extend the maturities of certain borrowings from a bank lender, including the Company’s working capital line of credit, that had an aggregate outstanding balance of $7.8 million at March 31, 2005. The new agreement extends the maturity date of these borrowings to January 29, 2006 and reduces the maximum amount available under the working capital line of credit to $2.3 million. The bank has further agreed to temporarily forbear from exercising its remedies upon default subject to the terms and conditions set forth in the amendment. The interest rate on indebtedness other than the working capital line was revised to prime rate plus 1/2% up to a maximum of 7.5%, and the interest rate on the working capital line of credit remained unchanged at either LIBOR plus 2.5% or the bank’s prime rate plus 1/2% (up to a maximum of 9.5%). In connection with this transaction, the bank required that a $650,000 certificate of deposit be pledged as collateral for certain funds transfer services used by the Company. This amount is included in “restricted cash” in the accompanying balance sheet.
In April 2005, the Company entered into an agreement with a commercial mortgage lender to refinance certain loans secured by one nursing home. The new financing agreement provides $3.7 million in financing, payable in monthly installments based on a twenty-five year amortization, with a final balloon payment in 2008, and bears interest at LIBOR plus 4%.
In May 2005, the Company entered into an agreement to extend the maturities of certain borrowings from a commercial mortgage lender. Under terms of the agreement, the lender has agreed to extend the maturity dates of mortgage indebtedness with an aggregate outstanding balance of approximately $23.6 million to April 1, 2006. The interest rate and other terms of the indebtedness did not change.
The existing events of default under the Company’s debt agreements could lead to actions by the lenders that could result in an event of default under the Company’s lease agreements covering a majority of its nursing facilities. Should such a default occur in the related lease agreements, the lessor would have the right to terminate the lease agreements and assume operating rights with respect to the leased properties. The net book value of property and equipment, including leasehold improvements, related to these facilities total approximately $4.6 million as of June 30, 2005. A default in these lease agreements would also give the holder of the Series B Redeemable Convertible Preferred Stock the right to require the Company to redeem those shares.
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
As of June 30, 2005, and for the six months then ended, the Company had no borrowings under its working capital line of credit. The maximum outstanding balance of the working capital line of credit is $2.3 million. There are certain limitations based on borrowing base restrictions. The working capital line of credit matures in January 2006 with interest at either LIBOR plus 2.5% or the bank’s prime rate plus 0.50% (up to a maximum of 9.5%). Given that events of default exist under the Company’s debt agreements, no assurance can be given that the bank will allow the Company to draw under its working capital line of credit. At a minimum, the Company’s cash requirements during 2005 include funding operations (including potential payments related to professional liability claims), capital expenditures, scheduled debt service, and working capital requirements. No assurance can be given that the Company will have sufficient cash to meet these requirements.
The Company has numerous pending liability claims, disputes and legal actions for professional liability and other related issues. The Company has limited, and sometimes no, professional liability insurance with respect to many of these claims. In the event a significant judgment is entered against the Company in one or more of these legal actions in which there is no or insufficient professional liability insurance, the Company does not anticipate that it will have the ability to pay such a judgment or judgments. As of June 30, 2005, future committed settlements total $2.0 million over the next twelve months, and $2.9 million in total. Certain of these commitments have been evidenced by promissory notes which have been included with debt in the accompanying balance sheet. Additionally, payments made or due in connection with settlement of disputed claims could have a material adverse impact on the Company’s ability to meet its obligations as they become due.
Net cash provided by operating activities of continuing operations totaled $3.4 million and $4.8 million in the six month periods ended June 30, 2005 and 2004, respectively. These amounts primarily represent the cash flows from net operations plus changes in non-cash components of operations and by working capital changes. Discontinued operations used cash of $59,000 and $189,000 in the six month periods ended June 30, 2005 and 2004, respectively.
Investing activities used cash of $0.8 million in the six month period ended June 30, 2005, and provided cash of $4.2 million in the six month period ended June 30, 2004. These amounts primarily represent purchases of property plant and equipment, and in 2004 include proceeds from the sale of the Company’s Canadian subsidiary. The Company has used between $2.5 million and $4.0 million for capital expenditures of continuing operations in the three calendar years ending December 31, 2004. Substantially all such expenditures were for facility improvements and equipment, which were financed principally through working capital. For the year ending December 31, 2005, the Company anticipates that capital expenditures for improvements and equipment for its existing facility operations will be approximately $4.0 million.
Net cash used in financing activities totaled $2.3 million and $6.2 million in the six month periods ended June 30, 2005 and 2004, respectively. The net cash used in financing activities primarily represents net repayments of debt. Proceeds from the sale of the Company’s Canadian subsidiary in 2004 were used to pay debt.
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

Accounts receivable of continuing operations attributable to the provision of patient and resident services at June 30, 2005 and December 31, 2004 totaled $18.5 million and $17.6 million, respectively, representing approximately 32 and 30 days revenue in accounts receivable, respectively. The allowance for bad debt was $1.9 million and $1.7 million at June 30, 2005 and December 31, 2004, respectively.
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
Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29. This Statement amends APB Opinion No. 29, Accounting for Non-monetary Transactions. The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The provisions of SFAS 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adopted SFAS 153 beginning July 1, 2005. The future effect of SFAS 153 on the Company’s financial statements will depend on whether the Company enters into certain non-monetary transactions. The Company, however, does not expect the adoption of this Statement to have a significant impact on its financial position or results of operations.
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company will be required to apply this Statement beginning January 1, 2006. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The future effect of SFAS 123R on the Company’s financial statements will depend on whether the Company enters into any transactions involving share-based payment.
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
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. Thus, the statement becomes effective for the Company for accounting changes and error corrections made on or after January 1, 2006. Early adoption of this standard is permitted for accounting changes and error corrections made in fiscal years beginning after June 1, 2005. The Company does not expect the adoption of Statement 154 to have a significant impact on its financial position or results of operations.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting the financial condition and operating results of the Company is interest rate risk. As of June 30, 2005, the Company had outstanding borrowings of approximately $44.5 million, including $3.7 million in fixed-rate borrowings and $40.8 million in variable-rate borrowings. In the event that interest rates were to change 1%, the impact on future cash flows would be approximately $408,000 annually, representing the impact of increased interest expense on variable rate debt.
The Company has a note receivable denominated in Canadian dollars related to the sale of its Canadian operations. This note was initially recorded on the Company’s balance sheet at $4.7 million US based on the exchange rate as of the date of the note (May 11, 2004). The carrying value of the note in the Company’s financial statements will be increased or decreased each period based on fluctuations in the exchange rate between US and Canadian currencies, and the effect of such changes will be included as income or loss in the Company’s statement of operations in the period of change. In the six month period ended June 30, 2005, the Company reported a transaction loss of $122,000 as a result of the effect of changes in the currency exchange rates on this note. A further change of 1% in the exchange rate between US and Canadian currencies would result in a corresponding increase or decrease to other income (expense) of approximately $52,000.
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
There has been no change (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal control over financial reporting that has occurred during the Company’s fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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
As of June 30, 2005, the Company is engaged in 16 professional liability lawsuits. Some of these matters are currently scheduled for trial within the next year and additional cases may be set for trial during this period. The ultimate results of these or any other of the Company’s professional liability claims and disputes cannot be predicted. The Company has limited, and sometimes no, professional liability insurance with regard to most of these claims. In the event a significant judgment is entered against the Company in one or more of these legal actions in which there is no or insufficient professional liability insurance, the Company would not have available cash resources to satisfy the judgment. Further, settlement of these and other cases may require cash resources that would be in excess of the Company’s available cash or other resources. These potential future payments, whether of a judgment or in settlement of a disputed claim, could have a material adverse impact on the Company’s financial position and cash flows.
On September 8, 2004, the Company entered into a settlement agreement with the attorney General of the State of Arkansas setting forth the terms by which the Company resolved all civil claims and investigations commenced by the State of Arkansas prior to the entry of the agreement, including seven lawsuits then pending in the Circuit Court of Pulaski County, Arkansas alleging violations of the Arkansas Abuse of Adults Act and violation of the Arkansas Medicaid False Claims Act with respect to certain residents of facilities operated by the Company in Arkansas. This agreement was subsequently amended to settle one additional case. Under the terms of the settlement, the Company is obligated (i) to pay $417,000 in equal monthly installments of $16,667 beginning on September 1, 2004 and ending on September 1, 2006, and (ii) to pay by no later than September 1, 2007, no less than $600,000 to install sprinkler systems in nursing homes within the State of Arkansas to be selected by the Company. The Company has incurred expenditures of approximately $274,000 through June 30, 2005 toward the requirement to install sprinkler systems.
In 2003, the Company’s insurance carriers for claims incurred in 1997 and 1998 were ordered to pay one-half respectively of a final judgment entered against the Company in a professional liability case tried in Mena, Arkansas in 2001. The Company’s 1997 policy included primary coverage of up to $1 million through one carrier that has been declared insolvent. The umbrella carrier has demanded that the Company pay this $1 million portion of the judgment. The Company has denied responsibility for this liability, and the carrier has not filed any action seeking to recover this amount.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     (a) The annual meeting of shareholders was held on June 7, 2005.
     (b) Matters voted upon at the meeting:
     Election of Directors:
Wallace E. Olson

For	5,446,701
Withheld	90,627
Eligible Shares	5,537,328
Continuing directors include William C. O’Neil, William R. Council, III and Richard M. Brame. In addition, effective July 1, 2005 the Company appointed Robert Z. Hensley as a new Director.
ITEM 6. EXHIBITS
The exhibits filed as part of this report on Form 10-Q are listed in the Exhibit Index immediately following the signature page.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVOCAT INC.
August 11, 2005
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

Exhibit
Number	Description of Exhibits
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-76150 on Form S-1)

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 33-76150 on Form S-1)

3.3	Amendment to Certificate of Incorporation dated March 23, 1995 (incorporated by reference to Exhibit A of Exhibit 1 to the Company’s Form 8-A filed March 30, 1995)

3.4	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.4 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company’s Registration Statement No. 33-76150 on Form S-1)

4.2	Amended and Restated Rights Agreement dated as of December 7, 1998 (incorporated by reference to Exhibit 1 to Form 8-A/A filed December 7, 1998)

10.1	Second Amendment to Consolidated Amended and Restated Master Lease dated as of June 15, 2005 by and between Sterling Acquisition Corp. and Diversicare Leasing Corporation

10.2	Eighth Amendment to Loan Agreement effective as of April 1, 2005 by and between Diversicare Assisted Living Services NC I, LLC and GMAC Commercial Mortgage Corporation

10.3	Ninth Amendment to Promissory Note dated as of April 1, 2005 by and between Diversicare Assisted Living Services NC I, LLC and GMAC Commercial Mortgage Corporation

10.4	Eighth Amendment to Loan Agreement effective as of April 1, 2005 by and between Diversicare Assisted Living Services NC II, LLC and GMAC Commercial Mortgage Corporation

10.5	Ninth Amendment to Promissory Note dated as of April 1, 2005 by and between Diversicare Assisted Living Services NC II, LLC and GMAC Commercial Mortgage Corporation

Exhibit
Number	Description of Exhibits
10.6	Eighth Amendment to Project Loan Agreement (Afton Oaks) effective as of April 1, 2005 by and between GMAC Commercial Mortgage Corporation and Diversicare Afton Oaks, LLC

10.7	Ninth Amendment to Promissory Note (Afton Oaks) effective as of April 1, 2005 by and between Diversicare Afton Oaks, LLC and GMAC Commercial Mortgage Corporation

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).