Form 10-Q
period 2005-09-30
ADVOCAT INC
filed 2005-11-09
CIK 919956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
CHECK ONE:

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___.
Commission file No.: 1-12996
Advocat Inc.
(exact name of registrant as specified in its charter)

Delaware	62-1559667

(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)
1621 Galleria Boulevard, Brentwood, TN 37027

(Address of principal executive offices)          (Zip Code)
(615) 771-7575

(Registrant’s telephone number, including area code)
277 Mallory Station Road,
Suite 130
Franklin, TN 37067

(Former name, former address and former fiscal year, if changed since last report.)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
5,725,287

(Outstanding shares of the issuer’s common stock as of November 2, 2005)

Part I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
ADVOCAT INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2005	2004
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$5,429	$5,829
Restricted cash	625	773
Receivables, less allowance for doubtful accounts of $2,035 and $1,712, respectively	16,530	16,073
Current portion of note receivable	489	481
Prepaid expenses and other current assets	4,419	2,832
Discontinued operations	—	12

Total current assets	27,492	26,000

PROPERTY AND EQUIPMENT, at cost	84,789	74,308
Less accumulated depreciation	(41,145)	(37,473)

Property and equipment, net	43,644	36,835

OTHER ASSETS:
Note receivable, net of current portion	5,076	5,214
Deferred lease and other costs, net	522	1,252
Other assets	3,432	3,091

Total other assets	9,030	9,557

	$80,166	$72,392

(Continued)

ADVOCAT INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(continued)

	September 30,	December 31,
	2005	2004
	(Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt	$13,384	$8,741
Current portion of settlement promissory notes	1,272	1,374
Short-term debt	33,662	35,838
Trade accounts payable	4,580	4,905
Accrued expenses:
Payroll and employee benefits	7,329	6,826
Interest	959	790
Current portion of self-insurance reserves	9,121	10,002
Other current liabilities	3,411	3,013

Total current liabilities	73,718	71,489

NONCURRENT LIABILITIES:
Settlement promissory notes, less current portion	355	1,071
Self-insurance reserves, less current portion	26,420	32,695
Other noncurrent liabilities	4,727	4,559

Total noncurrent liabilities	31,502	38,325

COMMITMENTS AND CONTINGENCIES

SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK
Authorized 600,000 shares, $.10 par value, 393,658 shares issued and outstanding, at redemption value	4,669	4,432

SHAREHOLDERS’ DEFICIT:
Series A preferred stock, authorized 400,000 shares, $.10 par value, none issued and outstanding	—	—
Common stock, authorized 20,000,000 shares, $.01 par value, 5,725,000 shares issued and outstanding	57	57
Paid-in capital	16,022	16,022
Accumulated deficit	(45,802)	(57,933)

Total shareholders’ deficit	(29,723)	(41,854)

	$80,166	$72,392

The accompanying notes are an integral part of these interim consolidated balance sheets.

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended September 30,
	2005	2004
REVENUES:
Patient revenues, net	$51,261	$48,620
Resident revenues	3,229	3,115

Net revenues	54,490	51,735

EXPENSES:
Operating	42,799	40,283
Lease	3,972	3,827
Professional liability	984	2,500
General and administrative	3,391	3,396
Depreciation and amortization	1,273	1,171

Total expenses	52,419	51,177

OPERATING INCOME	2,071	558

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	258	303
Interest income	132	111
Interest expense	(868)	(758)

	(478)	(344)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,593	214
PROVISION (BENEFIT) FOR INCOME TAXES	(170)	32

NET INCOME FROM CONTINUING OPERATIONS	1,763	182

INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Operating loss, net of taxes of $0 and $0, respectively	—	(473)
Gain on sale, net of taxes of $0 and $30, respectively	8	77

Net income (loss) from discontinued operations	8	(396)

NET INCOME (LOSS)	1,771	(214)
PREFERRED STOCK DIVIDENDS, ACCRUED BUT NOT PAID	81	75

NET INCOME (LOSS) FOR COMMON STOCK	$1,690	$(289)

NET INCOME (LOSS) PER COMMON SHARE:
Per common share – basic
Income from continuing operations	$0.29	$0.02
Income (loss) from discontinued operations	0.00	(0.07)

	$0.29	$(0.05)

Per common share – diluted
Income from continuing operations	$0.27	$0.02
Income (loss) from discontinued operations	0.00	(0.07)

	$0.27	$(0.05)

WEIGHTED AVERAGE SHARES:
Basic	5,725	5,695

Diluted	6,498	5,695

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Nine Months Ended September 30,
	2005	2004
REVENUES:
Patient revenues, net	$149,426	$140,058
Resident revenues	9,543	9,162

Net revenues	158,969	149,220

EXPENSES:
Operating	123,602	116,940
Lease	11,950	11,494
Professional liability	(4,837)	(2,185)
General and administrative	10,577	9,316
Depreciation and amortization	3,719	3,540

Total expenses	145,011	139,105

OPERATING INCOME	13,958	10,115

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	136	496
Interest income	401	155
Interest expense	(2,417)	(2,280)

	(1,880)	(1,629)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	12,078	8,486
PROVISION (BENEFIT) FOR INCOME TAXES	(150)	186

NET INCOME FROM CONTINUING OPERATIONS	12,228	8,300

INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Operating loss, net of taxes of $0 and $150, respectively	(250)	(1,513)
Gain on sale, net of taxes of $0 and $424, respectively	391	159

Net income (loss) from discontinued operations	141	(1,354)

NET INCOME	12,369	6,946
PREFERRED STOCK DIVIDENDS, ACCRUED BUT NOT PAID	237	221

NET INCOME FOR COMMON STOCK	$12,132	$6,725

NET INCOME PER COMMON SHARE:
Per common share – basic
Income from continuing operations	$2.09	$1.43
Income (loss) from discontinued operations	0.03	(0.24)

	$2.12	$1.19

Per common share – diluted
Income from continuing operations	$1.87	$1.29
Income (loss) from discontinued operations	0.03	(0.21)

	$1.90	$1.08

WEIGHTED AVERAGE SHARES:
Basic	5,725	5,647

Diluted	6,498	6,407

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands and unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
NET INCOME (LOSS) FOR COMMON STOCK	$1,690	$(289)	$12,132	$6,725

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	—	—	—	(2,685)
Income tax benefit	—	—	—	990

	—	—	—	(1,695)

COMPREHENSIVE INCOME (LOSS)	$1,690	$(289)	$12,132	$5,030

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,369	$6,946
Income (loss) from discontinued operations	141	(1,354)

Net income from continuing operations	12,228	8,300
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	3,719	3,540
Provision for doubtful accounts	1,212	1,170
Benefit from reduction in accrual for self-insured professional liability, net of provision	(5,291)	(2,760)
Payment of professional liability costs	(3,198)	(2,145)
Amortization of deferred balances	265	272
Provision for leases in excess of cash payments	168	417
Foreign currency transaction gain	(136)	(496)
Non-cash interest expense	122	114
Non-cash interest income	(323)	(125)

Net cash provided by operating activities before changes in other assets and liabilities	8,766	8,287
Changes in other assets and liabilities affecting operating activities:
Receivables, net	(1,848)	(167)
Prepaid expenses and other assets	(1,928)	(1,056)
Trade accounts payable and accrued expenses	1,137	(2,539)

Net cash provided by continuing operations	6,127	4,525
Net cash provided (used) by discontinued operations	(59)	738

Net cash provided by operating activities	6,068	5,263

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,775)	(2,422)
Purchase of skilled nursing facility	(6,753)	—
Proceeds from sale of discontinued operations	391	5,170
Decrease in restricted cash deposits	148	452
Note receivable collection	589	—
Proceeds from sale of lessor’s property	780	—
Other deferred balances	(33)	—

Net cash provided by (used in) investing activities	(8,653)	3,200

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(9,233)	(6,224)
Proceeds of debt issuance	11,700	—
Net repayment of lines of credit	—	(1,072)
Proceeds from exercise of stock options	—	69
Financing costs	(282)	(8)

Net cash provided by (used in) financing activities	2,185	(7,235)

(Continued)

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)
(continued)

	Nine Months Ended September 30,
	2005	2004
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(400)	$1,228

CASH AND CASH EQUIVALENTS, beginning of period	5,829	4,817

CASH AND CASH EQUIVALENTS, end of period	$5,429	$6,045

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$2,173	$2,054

Cash payments of income taxes	$63	$60

NON-CASH TRANSACTIONS:
During the nine month periods ended September 30, 2005 and 2004, the Company accrued, but did not pay, Preferred Stock dividends of $237,000 and $221,000, respectively.
During the nine month periods ended September 30, 2005 and 2004, promissory notes totaling $481,000 and $3,331,000, respectively, were issued in connection with the settlement of certain professional liability claims and other disputes, with terms requiring monthly payments through February 2007.
The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005 AND 2004
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
As of September 30, 2005, the Company’s operations consist of 57 facilities, including 43 nursing homes with 4,503 licensed beds and 14 assisted living facilities with 987 units. The Company owns 9 nursing homes and leases 34 others. The Company owns 12 assisted living facilities and leases 2 others. The Company operates facilities in Alabama, Arkansas, Florida, Kentucky, North Carolina, Ohio, Tennessee, Texas and West Virginia.
2. BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The interim consolidated financial statements for the three and nine month periods ended September 30, 2005 and 2004, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all adjustments necessary to present fairly the Company’s financial position at September 30, 2005 and the results of operations and cash flows for the three and nine month periods ended September 30, 2005 and 2004. The Company’s consolidated balance sheet at December 31, 2004 was taken from the Company’s audited consolidated financial statements as of December 31, 2004.
The results of operations for the three and nine month periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
The accompanying consolidated financial statements have been prepared assuming that Advocat will continue as a going concern. Although the Company reported net income from continuing operations of $12.2 million and $8.3 million in the nine month periods ended September 30, 2005 and 2004, respectively, this income resulted partially from downward adjustments in the Company’s accrual for self-insured risks associated with the settlement of certain professional liability claims, as reported in Note 3 below. While these adjustments to the accrual resulted in reported income, they did not generate cash because the accrual is not funded by the Company. The Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $34.4 million as of September 30, 2005. The Company does not have the cash or available resources to pay these accrued professional liability claims or any significant portion thereof. The ultimate payments on professional liability claims accrued as of September 30, 2005, or other claims that could be incurred during 2005, could require in the future cash resources that would be in excess of the Company’s available cash or other resources.
The Company has limited resources available to meet its operating, capital expenditure and debt service requirements during 2005. The Company has a net working capital deficit of $46.2 million as of September 30, 2005. The Company has $35.1 million of scheduled debt maturities (including short term debt, settlement promissory notes and current portions of long term debt) during the next twelve months, and is in default of certain debt covenants contained in debt agreements.
The Company is also not in compliance with certain lease and debt agreements, including financial covenants and other obligations, that allow the holders of substantially all of the Company’s debt to demand immediate repayment. Although the Company does not anticipate that such demands will be made, the continued forbearance on the part of the Company’s lenders cannot be assured. If the Company’s lenders force immediate repayment, the Company would not be able to repay the related debt outstanding. Accordingly, the Company has classified the related debt principal amounts as current liabilities in the accompanying consolidated financial statements as of September 30, 2005. Of the total $35.1 million of scheduled debt maturities (including short term debt and current portions of long term debt) during the next twelve months, the Company intends to repay approximately $4 million from cash generated from operations and will attempt to refinance the remaining balance. Given that events of default exist under the Company’s working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances. Events of default under the Company’s debt agreements could lead to additional events of default under the Company’s lease agreements covering a majority of its nursing facilities. A default in the related lease agreements allows the lessor the right to terminate the lease agreements and assume operating rights with respect to the leased properties. The net book value of property and equipment, including leasehold improvements, related to these facilities total approximately $4.6 million as of September 30, 2005. A default in these lease agreements also allows the holder of the Series B Redeemable Convertible Preferred Stock the right to require the Company to redeem such stock.
The Centers for Medicare and Medicaid (“CMS”) has issued the final rule for the refinement of the Resource Utilization Group (“RUG”) system and provides for the elimination of the reimbursement add-ons for high acuity patients. In addition, Congress has implemented a market basket adjustment of approximately 3.1% designed to increase reimbursement for the effects of inflation. The market basket adjustment became effective October 1, 2005, and will increase the Company’s revenue and operating cash flow by approximately $1.6 million annually. The eliminations of the add-ons and other offsetting adjustments will be effective January 1, 2006, and will decrease the Company’s revenue and operating cash flow by an estimated $2.5 million annually. It is estimated that the net effect of the CMS rule, once all adjustments are in effect, will be to reduce the Company’s revenue and operating cash flow by approximately $0.9 million per year.
Current Federal budget reconciliation discussions and draft legislation includes several provisions that could result in a reduction of Medicare reimbursement, including cross-over bad debt expense. If implemented, this provision may reduce the Company’s revenue and operating cash flow by approximately $800,000 per year, though the impact may be phased in over three years. However, the ultimate impact of the reduction could be further impacted by additional reimbursement changes as states in which the Company operates react to the implementation of this change.
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
For claims made during the period March 9, 2000 through March 9, 2001, the Company is self-insured for the first $500,000 per occurrence with no aggregate limit for the Company’s United States nursing homes. The policy has coverage limits of $1,000,000 per occurrence, $3,000,000 per location and $12,000,000 in the aggregate. The Company also maintains umbrella coverage of $15,000,000 in the aggregate for claims made during this period. As of September 30, 2005, payments already made by the insurance carrier for this policy year have reduced the remaining aggregate coverage amount.
Prior to March 9, 2000, the Company was insured on an occurrence basis. For the policy period January 1, 1998 through February 1, 1999 and for the policy period February 1, 1999 through March 9, 2000, the Company had insurance, including excess liability coverage, in the total amount of

$50,000,000 per policy. As of September 30, 2005, payments already made by the insurance carriers for these policy years have significantly reduced the remaining aggregate coverage amount in each of the policy periods, but coverage has not been exhausted in either policy period.
Effective October 1, 2001, the Company’s United States assisted living properties were added to the Company’s insurance program for United States nursing home properties and are covered under the same policies as the Company’s nursing facilities. Prior to October 1, 2001, the Company’s United States assisted living facilities maintained occurrence based insurance and a $15,000,000 aggregate umbrella liability policy. As of September 30, 2005, payments already made by the insurance carriers have significantly reduced the remaining aggregate coverage, but coverage has not been exhausted.
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
Reserve for Estimated Self-Insured Professional Liability Claims-
Because the Company anticipates that its actual liability for existing and anticipated claims will exceed the Company’s limited professional liability insurance coverage, the Company has recorded total liabilities for professional liability and other claims of $34.4 million as of September 30, 2005. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof.
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
In the nine month periods ended September 30, 2005 and 2004, the Company reported net income from continuing operations of $12.2 million and $8.3 million, respectively, resulting partially from downward adjustments in the Company’s accrual for self-insured risks associated with professional liability claims. These adjustments were primarily the result of the effects of settlements of certain claims for amounts less than had been reserved for in prior periods and the resulting effect of these settlements on the assumptions inherent to the actuarial estimate. These downward adjustments more than offset the accrual for claims arising and expected to arise from events occurring during the nine month periods ended September 30, 2005 and 2004. While each quarterly adjustment to the recorded liability for professional liability claims affects reported income, these changes do not directly affect the Company’s cash position because the accrual for these liabilities is not funded. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof. In the event a significant judgment is entered against the Company in one or more legal actions in which there is no or insufficient professional liability insurance, the Company anticipates that payment of the judgment amounts would require cash resources that would be in excess of the Company’s available cash or other resources. Any such judgment could have a material adverse impact on the Company’s financial position and cash flows.
The following summarizes the Company’s accrual for professional liability and other claims for each policy year as of the end of the period:

	September 30,	December 31,
	2005	2004
Policy Year End March 9,
2006	$7,268,000	$—
2005	13,512,000	12,068,000
2004	7,410,000	15,626,000
2003	4,076,000	10,041,000
2002	945,000	3,292,000
Other	1,199,000	1,873,000

	$34,410,000	$42,900,000

Other Insurance-
With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. Prior to that time, the Company was self-insured for the first $250,000, on a per claim basis, for workers’ compensation claims in a majority of its United States nursing facilities. However, the insurance carrier providing coverage above the Company’s self insured retention has been declared insolvent by the applicable state insurance agency. As a result, the Company is completely self-insured for workers compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. For the policy period July 1, 2002 through June 30, 2003, the Company entered into a “high deductible” workers compensation insurance program covering the majority of the Company’s United States employees. Under the high deductible policy, the Company is self insured for the first $25,000 per claim, subject to an aggregate maximum out of pocket cost of $1.6 million, for the 12 month policy period. The Company has a letter of credit of $0.4 million securing its self insurance obligations under this program. The letter of credit is secured by a certificate of deposit of $0.4 million, which is included in “restricted cash” in the accompanying balance sheet. The reserve for the high deductible policy is based on known claims incurred and an estimate of incurred but not reported claims determined by an analysis of historical claims incurred. The Company has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate. The liability recorded by the Company for the self-insured obligations under these plans is $0.6 million as of September 30, 2005.

Effective June 30, 2003, the Company entered into new workers compensation insurance programs that provide coverage for claims incurred, with premium adjustments depending on incurred losses. The Company accounts for premium expense under these policies based on its estimate of the level of claims expected to be incurred. As of September 30, 2005, the Company has recorded estimated premium refunds due under these programs totaling approximately $3.4 million, with $1.3 million included in “prepaid expenses and other current assets” and the balance included in “other noncurrent assets” in the accompanying balance sheet, based upon expected settlement dates. Any adjustments of future premiums for workers compensation policies and differences between actual settlements and reserves for self-insured obligations are included in expense in the period finalized.
The Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $2.0 million at September 30, 2005. The differences between actual settlements and reserves are included in expense in the period finalized.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2005	2004	2005	2004
Foreign currency items:
Beginning balance	$—	$—	$—	$1,695
Current period change, net of income tax	—	—	—	(1,695)

Ending balance	$—	$—	$—	$—

Positive balances represent unrealized gains.
5. STOCK-BASED COMPENSATION
SFAS No. 123, “Accounting for Stock-Based Compensation” encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related Interpretations (all herein referred to as “APB No. 25”). Under APB No. 25, no compensation cost related to stock options has been recognized because all options are issued with exercise prices equal to the fair market value at the date of grant. Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s net income for common stock and net income per common share for the three and nine month periods ended September 30, 2005 and 2004 would not have differed materially from the amounts actually reported.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Net revenues:
Nursing homes	$51,423	$48,780	$149,914	$140,549
Assisted living facilities	3,067	2,955	9,055	8,671

Total	$54,490	$51,735	$158,969	$149,220

Depreciation and amortization:
Nursing homes	$871	$794	$2,529	$2,356
Assisted living facilities	387	362	1,148	1,139
Corporate	15	15	42	45

Total	$1,273	$1,171	$3,719	$3,540

Segment operating income (loss):
Nursing homes	$2,775	$1,494	$16,274	$11,834
Assisted living facilities	(641)	(566)	(1,753)	(1,380)

Total segment operating income	2,134	928	14,521	10,454
Reconciliation to operating income:
Corporate expenses	(931)	(1,127)	(2,980)	(2,619)
Interest expense	868	757	2,417	2,280

Company operating income	$2,071	$558	$13,958	$10,115

	September 30,	December 31,
	2005	2004
Long-lived assets:
Nursing homes	$35,796	$28,985
Assisted living facilities	16,367	16,877
Corporate	511	530

Total	$52,674	$46,392

Total assets:
Nursing homes	$62,101	$53,678
Assisted living facilities	16,715	17,181
Discontinued operations	—	12
Corporate	1,350	1,521

Total	$80,166	$72,392

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
In November 2004, the Company sold certain assets of its medical supply business, Advocat Distribution Services. The initial purchase price was $225,000, with additional consideration based on the results of operations of the business over the two years following the sale. No material gain or loss was realized from the initial proceeds. The Company received approximately $39,000 of additional consideration in 2005 and recorded an additional gain in this amount. Any additional consideration received in the future under the terms of the agreement will be recorded when determined.
In October 2004, the Company sold an assisted living facility in North Carolina that had been closed in 2003. The net proceeds were approximately $60,000 and there was no significant gain or loss resulting from the sale.
In May 2004, the Company sold the stock of its Canadian subsidiary DCMS to DCMS Holding, Inc., a privately-owned Ontario corporation. DCMS operated 14 nursing homes and 24 assisted living facilities in the Canadian provinces of Ontario, British Columbia and Alberta. The sales price was $16.5 million Canadian (approximately $11.8 million US at the May 11, 2004 exchange rate). Approximately $8.5 million Canadian ($6.1 million US) was received at closing, with the balance, $8.0 million Canadian ($5.7 million US), scheduled to be received in annual installments of $600,000 Canadian ($428,000 US) on the anniversary of the closing for the first four years and a final installment of $5.6 million Canadian ($4.0 million US) on the fifth anniversary of closing. The future payments may be accelerated upon the occurrences of certain events. The installment portion of the purchase price is evidenced by a promissory note that has been discounted to estimated fair value and was initially recorded in the accompanying balance sheet at $4.7 million US. The Company received the first installment under this note in May 2005.

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
9. EARNINGS PER SHARE
Information with respect to basic and diluted net income per share is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income per common share:
Per common share – basic
Income from continuing operations	$0.29	$0.02	$2.09	$1.43
Income (loss) from discontinued operations
Operating loss, net of taxes	—	(0.08)	(0.04)	(0.27)
Gain on sale, net of taxes	—	0.01	0.07	0.03

Discontinued operations, net of taxes	—	(0.07)	0.03	(0.24)

Net income (loss)	$0.29	$(0.05)	$2.12	$1.19

Per common share – diluted
Income from continuing operations	$0.27	$0.02	$1.87	$1.29
Income (loss) from discontinued operations
Operating loss, net of taxes	—	(0.08)	(0.04)	(0.24)
Gain on sale, net of taxes	—	0.01	0.07	0.03

Discontinued operations, net of taxes	—	(0.07)	0.03	(0.21)

Net income (loss)	$0.27	$(0.05)	$1.90	$1.08

10. FINANCING TRANSACTIONS
In April 2005, the Company entered into an agreement to extend the maturities of certain borrowings from a bank lender, including the Company’s working capital line of credit, that had an aggregate outstanding balance of $7.8 million at March 31, 2005. The new agreement extended the maturity date of these borrowings to January 29, 2006 and reduced the maximum amount available under the working capital line of credit to $2.3 million. The bank further agreed to temporarily forbear from exercising its remedies upon default subject to the terms and conditions set forth in the amendment. The interest rate on indebtedness other than the working capital line was revised to prime rate plus 1/2% up to a maximum of 7.5%, and the interest rate on the working capital line of credit remained unchanged at either LIBOR plus 2.5% or the bank’s prime rate plus 1/2% (up to a maximum of 9.5%). In connection with this transaction, a $250,000 certificate of deposit has been pledged as collateral for certain funds transfer services used by the Company. This amount is included in “restricted cash” in the accompanying balance sheet.

In April 2005, the Company entered into an agreement with a commercial mortgage lender to refinance certain loans secured by one nursing home. The financing agreement provided $3.7 million in financing, payable in monthly installments based on a twenty-five year amortization, with a final balloon payment in 2008, and bears interest at LIBOR plus 4%.
In May 2005, the Company entered into an agreement to extend the maturities of certain borrowings from a commercial mortgage lender. Under terms of the agreement, the lender agreed to extend the maturity dates of mortgage indebtedness with an aggregate outstanding balance of approximately $23.6 million to April 1, 2006. The interest rate and other terms of the indebtedness did not change.
In August 2005, the Company purchased a 120-bed skilled nursing facility in Oak Ridge, Tennessee. The Company had operated this facility since 1990 under a lease agreement that was to expire in February 2006. The Company purchased the nursing home for approximately $6.7 million with financing provided by a commercial finance company. The financing agreement provided $8.0 million in financing, payable in monthly installments based on a twenty-five year amortization, with a final balloon payment in 2008, and bears interest at LIBOR plus 4%. Proceeds from this loan were used to fund the acquisition and related transaction costs and to retire other debt.
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
In June 2005, the Company entered into an amendment of the master lease with Omega. The amendment provides financing of up to $5 million to be used to fund renovations to several nursing home facilities leased from Omega. The annual base rent related to these facilities will be increased to reflect the amount of capital improvements made to the respective facilities.
The amendment also included provisions to amend certain professional liability insurance requirements of the master lease agreement in order to cure certain defaults under the master lease agreement.
The Company leases four nursing home facilities in Florida that are subject to mortgages held by Omega. The Company makes the lease payments directly to Omega. The leases expire December 31, 2005. The Company and Omega have reached agreement in principle on an extension of these leases through February 2010, but are still working on the extension agreement.

12. INCOME TAXES
During 2005, the Company completed an evaluation of the effect of change in ownership provisions of the Federal tax code on its net operating loss carryforwards, and determined that its net operating losses are limited by these provisions. At December 31, 2004, losses totaling $12.4 million are limited by these change in ownership provisions, and their usage is limited to a maximum of approximately $8.0 million. These losses expire at various dates beginning in 2019 and continuing through 2021. At December 31, 2004, the Company had $8.3 million of net operating losses that are not subject to these limitations, which expire at various dates beginning in 2021 and continuing through 2023. Due to the uncertainty surrounding the realization of the benefits of these loss carryforwards and other deferred tax assets, the Company has established a full valuation allowance against such tax assets.

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
As of September 30, 2005, the Company’s operations include 57 facilities, consisting of 43 nursing homes with 4,503 licensed beds and 14 assisted living facilities with 987 units. As of September 30, 2005, the Company owns 9 nursing homes and leases 34 others, and owns 12 assisted living facilities and leases 2 others.
Divestitures. The Company has completed several divestitures through sale of assets and lease terminations. The Company sold two nursing homes in Texas effective February 1, 2005. A lease covering three nursing homes in Texas expired in December 2004 and was not renewed. In November 2004, the Company sold certain assets of its medical supply business, Advocat Distribution Services. In May 2004, the Company sold the stock of its Canadian subsidiary, Diversicare Canada Management Services Co., Inc. (“DCMS”).
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
Fluctuations in Earnings or Losses. In the nine month periods ended September 30, 2005 and 2004, the Company reported net income from continuing operations of $12.2 million and $8.3 million, respectively, resulting partially from downward adjustments in the Company’s accrual for self-insured risks associated with professional liability claims. While these adjustments to the accrual resulted in reported income, they did not generate cash because the accrual is not funded by the Company. These self-insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Any increase in the accrual decreases income in the period, and any reduction in the accrual increases income during the period. The Company’s actual liabilities may vary significantly from the accrual, and the amount of the accrual has and may continue to fluctuate by a material amount in any given quarter. Each change in the amount of this accrual will directly affect the Company’s reported earnings and financial position for the period in which the change in accrual is made.

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
Because the Company anticipates that its actual liability for existing and anticipated claims will exceed the Company’s limited professional liability insurance coverage, the Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $34.4 million as of September 30, 2005. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof.
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
Management believes that the use of actuarial methods described above provides a valid and reasonable method to estimate the Company’s liability for professional and general liability claims. Management also believes that expertise in actuarial methodologies is required to estimate liabilities using this methodology and thus employs a third-party actuary to provide this service. Because of the difficulties discussed above, any estimate of the Company’s professional liability claims is inherently uncertain; therefore, actual professional liability costs may differ materially from the accrual, regardless of the assumptions or methodology used. Professional liability costs are material to the Company’s financial position, and differences between estimates and the ultimate amount of loss may cause a material fluctuation in the Company’s reported results of operations. The liability recorded at September 30, 2005, was $34.4 million, compared to current assets of $27.5 million and total assets of $80.2 million. For the nine month periods ended September 30, 2005 and 2004, the Company’s professional liability expense was a negative $4.8 million and a negative $2.2 million, respectively, representing net benefits resulting from downward revisions in previous estimates. These amounts are material in relation to the Company’s reported net income from continuing operations for the related nine month periods of $12.2 million and $8.3 million, respectively.

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
Reserve for Estimated Self-Insured Professional Liability Claims-
Because the Company anticipates that its actual liability for existing and anticipated claims will exceed the Company’s limited professional liability insurance coverage, the Company has recorded total liabilities for professional liability and other claims of $34.4 million as of September 30, 2005. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof. See “Critical Accounting Policy and Judgments – Self Insurance Reserves.”

Other Insurance-
With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. Prior to that time, the Company was self-insured for the first $250,000, on a per claim basis, for workers’ compensation claims in a majority of its United States nursing facilities. However, the insurance carrier providing coverage above the Company’s self insured retention has been declared insolvent by the applicable state insurance agency. As a result, the Company is completely self-insured for workers compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. For the policy period July 1, 2002 through June 30, 2003, the Company entered into a “high deductible” workers compensation insurance program covering the majority of the Company’s United States employees. Under the high deductible policy, the Company is self insured for the first $25,000 per claim, subject to an aggregate maximum out of pocket cost of $1.6 million, for the 12 month policy period. The Company has a letter of credit of $0.4 million securing its self insurance obligations under this program. The letter of credit is secured by a certificate of deposit of $0.4 million, which is included in “restricted cash” in the accompanying balance sheet. The reserve for the high deductible policy is based on known claims incurred and an estimate of incurred but not reported claims determined by an analysis of historical claims incurred. The Company has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate. The liability recorded by the Company for the self-insured obligations under these plans is $0.6 million as of September 30, 2005.
Effective June 30, 2003, the Company entered into new workers compensation insurance programs that provide coverage for claims incurred, with premium adjustments depending on incurred losses. The Company accounts for premium expense under these policies based on its estimate of the level of claims expected to be incurred. As of September 30, 2005, the Company has recorded estimated premium refunds due under these programs totaling approximately $3.4 million, with $1.3 million included in “prepaid expenses and other current assets” and the balance included in “other noncurrent assets” in the accompanying balance sheet, based upon expected settlement dates. Any adjustments of future premiums for workers compensation policies and differences between actual settlements and reserves for self-insured obligations are included in expense in the period finalized.
The Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $2.0 million at September 30, 2005. The differences between actual settlements and reserves are included in expense in the period finalized.
Health Care Industry
The health care industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government health care program participation requirements, reimbursement for patient services, quality of resident care and Medicare and Medicaid fraud and abuse (collectively the “Health Care Laws”). Changes in these laws and regulations, such as changes in the reimbursement policies of Medicare and Medicaid programs as a result of budget cuts by federal and state governments, have had a material adverse effect on the Company’s financial position, results of operations, and cash flows. Future federal budget legislation and federal and state regulatory changes may negatively impact the Company.

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
The Centers for Medicare and Medicaid (“CMS”) has issued the final rule for the refinement of the Resource Utilization Group (“RUG”) system and provides for the elimination of the reimbursement add-ons for high acuity patients. In addition, Congress has implemented a market basket adjustment of approximately 3.1% designed to increase reimbursement for the effects of inflation. The market basket adjustment became effective October 1, 2005, and will increase the Company’s revenue and operating cash flow by approximately $1.6 million annually. The eliminations of the add-ons and other offsetting adjustments will be effective January 1, 2006, and will decrease the Company’s revenue and operating cash flow by an estimated $2.5 million annually. It is estimated that the net effect of the CMS rule, once all adjustments are in effect, will be to reduce the Company’s revenue and operating cash flow by approximately $0.9 million per year.
Current Federal budget reconciliation discussions and draft legislation includes several provisions that could result in a reduction of Medicare reimbursement, including cross-over bad debt expense. If implemented, this provision may reduce the Company’s revenue and operating cash flow by approximately $800,000 per year, though the impact may be phased in over three years. However, the ultimate impact of the reduction could be further impacted by additional reimbursement changes as states in which the Company operates react to the implementation of this change.
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
Over the last several years, state and federal government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of fraud and abuse statutes and regulations, as well as of elder abuse statutes and regulations. Violations of these laws and regulations could result in exclusion from government health care programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Compliance with such laws and regulations can be subject to future government review and interpretation as well as regulatory actions unknown or unasserted at this time. The Company is currently subject to certain ongoing claims and investigations, as described in Part II. Other Information – Item 1. Legal Proceedings. There can be no assurance that the Company will not be subject to other claims, investigations or allegations concerning possible violations by health care providers of fraud and abuse and elder abuse statutes and regulations. Any material fine, penalty or repayment obligation incurred as a result of a governmental investigation or claim or any limitation on the Company’s ability to participate in federal or state health care reimbursement programs imposed as a result of such an investigation or claim would have a material adverse impact upon the Company’s financial condition, cash flows or results of operations.
Contractual Obligations and Commercial Commitments
The Company has certain contractual obligations of continuing operations as of September 30, 2005, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

		Less than	1 to 3	4 to 5	After
Contractual Obligations	Total	1 year	Years	Years	5 Years
Long-term debt	$13,384	$168	$13,216	$—	$—
Settlement promissory notes	$1,627	$1,272	$355	$—	$—
Other settlement obligations	$583	$393	$190	$—	$—
Short-term debt	$33,662	$33,662	$—	$—	$—
Series B Preferred Stock	$4,669	$—	$4,669	$—	$—
Operating leases	$233,114	$13,938	$28,270	$30,165	$160,741
Required capital expenditures under operating leases	$14,435	$822	$1,644	$1,644	$10,325
Total	$301,474	$50,255	$48,344	$31,809	$171,066
Due to events of default, the Company has classified all of its long-term debt in current liabilities.
Future cash obligations for interest expense have been excluded from the above table. The Company’s cash payments for interest were approximately $2.7 million for the twelve months ended December 31, 2004, and $2.2 million for the nine months ended September 30, 2005.
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
Results of Operations
The following tables present the unaudited interim statements of operations and related data for the three and six month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30,
(in thousands)	2005	2004	Change	%
REVENUES:
Patient revenues, net	$51,261	$48,620	$2,641	5.4%
Resident revenues	3,229	3,115	114	3.7

Net revenues	54,490	51,735	2,755	5.3

EXPENSES:
Operating	42,799	40,283	2,516	6.2
Lease	3,972	3,827	145	3.8
Professional liability	984	2,500	(1,516)	(60.6)
General and administrative	3,391	3,396	(5)	(0.1)
Depreciation and amortization	1,273	1,171	102	8.7

Total expenses	52,419	51,177	1,242	2.4

OPERATING INCOME	2,071	558	1,513	271.1

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	258	303	(45)	(14.9)
Interest income	132	111	21	18.9
Interest expense	(868)	(758)	(110)	14.5

	(478)	(344)	(134)	39.0

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,593	214	1,379	644.4
PROVISION (BENEFIT) FOR INCOME TAXES	(170)	32	(202)	(631.3)

NET INCOME FROM CONTINUING OPERATIONS	$1,763	$182	$1,581	868.7%

	Nine Months Ended September 30,
(in thousands)	2005	2004	Change	%
REVENUES:
Patient revenues, net	$149,426	$140,058	$9,368	6.7%
Resident revenues	9,543	9,162	381	4.2

Net revenues	158,969	149,220	9,749	6.5

EXPENSES:
Operating	123,602	116,940	6,662	5.7
Lease	11,950	11,494	456	4.0
Professional liability	(4,837)	(2,185)	(2,652)	121.4
General and administrative	10,577	9,316	1,261	13.5
Depreciation and amortization	3,719	3,540	179	5.1

Total expenses	145,011	139,105	5,906	4.2

OPERATING INCOME	13,958	10,115	3,843	38.0

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	136	496	(360)	(72.6)
Interest income	401	155	246	158.7
Interest expense	(2,417)	(2,280)	(137)	6.0

	(1,880)	(1,629)	(251)	15.4

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	12,078	8,486	3,592	42.3
PROVISION (BENEFIT) FOR INCOME TAXES	(150)	186	(336)	(180.6)

NET INCOME FROM CONTINUING OPERATIONS	$12,228	$8,300	$3,928	47.3%

Percentage of Net Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
REVENUES:
Patient revenues, net	94.1%	94.0%	94.0%	93.9%
Resident revenues	5.9	6.0	6.0	6.1

Net revenues	100.0	100.0	100.0	100.0

EXPENSES:
Operating	78.5	77.9	77.8	78.4
Lease	7.3	7.4	7.5	7.7
Professional liability	1.8	4.8	(3.1)	(1.5)
General and administrative	6.2	6.6	6.7	6.2
Depreciation and amortization	2.4	2.2	2.3	2.4

Total expenses	96.2	98.9	91.2	93.2

OPERATING INCOME	3.8	1.1	8.8	6.8

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	0.5	0.6	0.1	0.3
Interest income	0.2	0.2	0.2	0.1
Interest expense	(1.6)	(1.5)	(1.5)	(1.5)

	(0.9)	(0.7)	(1.2)	(1.1)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2.9	0.4	7.6	5.7
PROVISION (BENEFIT) FOR INCOME TAXES	(0.3)	0.0	(0.1)	0.1

NET INCOME FROM CONTINUING OPERATIONS	3.2%	0.4%	7.7%	5.6%

Three Months Ended September 30, 2005 Compared With Three Months Ended September 30, 2004
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
Revenues. Net revenues increased to $54.5 million in 2005 from $51.7 million in 2004, an increase of $2.8 million, or 5.3%. Patient revenues increased to $51.3 million in 2005 from $48.6 million in 2004, an increase of $2.7 million, or 5.4%. The increase in patient revenues is due to Medicare rate increases that became effective October 1, 2004, increased Medicare utilization, increased Medicaid rates in certain states and a 0.7% increase in census in 2005 as compared to 2004. As a percentage of total census, Medicare days increased to 13.0% in 2005 from 12.8% in 2004. Medicare revenues were 29.5% of patient revenue in 2005 and 28.5% in 2004, while Medicaid and similar programs were 58.2% in 2005 compared to 60.4% in 2004.
Resident revenues increased to $3.2 million in 2005 from $3.1 million in 2004, an increase of $0.1 million, or 3.7%. This increase is attributable to increased rates in 2005 as compared to 2004 and to a 2.1% increase in census in 2005 as compared to 2004.
Ancillary service revenues, prior to contractual allowances, increased to $10.9 million in 2005 from $8.9 million in 2004, an increase of $2.0 million, or 22.3%. The increase is primarily attributable to increased utilization of ancillary service programs. Certain per person annual Medicare reimbursement limits on therapy services have been suspended until December 31, 2005. The limits impose a $1,590 per patient annual ceiling on physical, speech and occupational therapy services. Current Federal budget reconciliation discussions and draft legislation by Congress includes a provision for an additional one year deferral of this provision, delaying implementation of this rule until January 1, 2007. The Company is unable to quantify the impact that these limitations will have. However, it is expected that the reimbursement limitations, if implemented, will reduce therapy revenues, and negatively impact the Company’s operating results and cash flows.
Operating expense. Operating expense increased to $42.8 million in 2005 from $40.3 million in 2004, an increase of $2.5 million, or 6.2%. As a percentage of patient and resident revenues, operating expense increased to 78.5% in 2005 from 77.9% in 2004. The increase in operating expense is primarily attributable to cost increases related to wages and benefits.
The largest component of operating expenses is wages, which increased to $25.0 million in 2005 from $23.5 million in 2004, an increase of $1.5 million, or 6.2%. This increase is primarily attributable to an increase in wages as a result of competitive labor markets in most of the areas in which the Company operates and increased census.
Lease expense. Lease expense increased to $4.0 million in 2005 from $3.8 million in 2004. The increase in rent expense is primarily due to contingent rent expense incurred in connection with certain leases, and to increased expense in connection with a lease for one facility that was renewed effective April 2005.

Professional liability. Professional liability expense decreased to $1.0 million in 2005 from $2.5 million in 2004, a decrease of $1.5 million. The provision for current liability claims recorded during the three months ended September 30, 2005 was partially offset by downward adjustments in the liability primarily resulting from the quarterly actuarial valuations, resulting in a net expense of $1.0 million in the period. These reductions from the quarterly actuarial valuation were primarily the result of the effects of settlements of certain claims for amounts less than had been reserved in prior periods and the resulting effect of these settlements on the assumptions inherent to the actuarial estimate. These self-insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Professional liability costs include cash and non-cash charges recorded based on current actuarial reviews. The actuarial reviews include estimates of known claims and an estimate of claims that may have occurred, but have not yet been reported to the Company.
General and administrative expense. General and administrative expense was approximately $3.4 million in both 2005 and 2004. As a percentage of total net revenues, general and administrative expense was approximately 6.2% in 2005 and 6.6% and 2004.
Depreciation and amortization. Depreciation and amortization expense increased to $1.3 million in 2005 from $1.2 million in 2004, an increase of $0.1 million or 8.7%. The increase was primarily due to capital expenditures made during the periods.
Foreign currency transaction gain. A foreign currency transaction gain of $258,000 was recorded in 2005, compared to a gain of $303,000 in 2004. These gains result from foreign currency translation of a note receivable from the sale of the Company’s Canadian operations.
Interest income. Interest income increased to $132,000 in 2005 from $111,000 in 2004, an increase of $21,000. The majority of this interest income is non-cash interest income related to amortization of discount on a note receivable recorded in connection with the 2004 sale of the Company’s Canadian subsidiary.
Interest expense. Interest expense increased to $0.9 million in 2005 from $0.8 million in 2004, in increase of $0.1 million or 14.5%. Interest expense increased as a result of new notes issued in connection with the acquisition of a facility and the settlement of certain professional liability claims and other disputes, and interest rate increases on the Company’s variable rate debt. These increases were offset by reduction in interest as a result of the payment of debt.
Income from continuing operations before income taxes; income from continuing operations per common share. As a result of the above, continuing operations reported income before income taxes of $1.6 million in 2005 compared to income before income taxes of $0.2 million in 2004. The benefit for income taxes was $170,000 in 2005, compared to a provision for income taxes of $32,000 in 2004. The Company’s effective tax rate differs materially from the statutory rate mainly due to changes in the Company’s valuation allowance for net deferred tax assets. The basic and diluted income per share from continuing operations were $0.29 and $0.27, respectively, in 2005, as compared to a basic and diluted income per share from continuing operations of $0.02 each, respectively, in 2004.
Income from discontinued operations. As discussed in the overview at the start of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company has

completed several divestitures, and has reclassified its consolidated financial statements to present these divestitures as discontinued operations for all periods presented. Loss from discontinued operations, net of taxes, was approximately $0.5 million in 2004, while there was no loss from discontinued operations in the third quarter of 2005, as the related divestitures were completed in earlier periods. Gains from the disposition of discontinued operations of $8,000, net of related taxes, were recorded in the third quarter of 2005, compared to a gain of $77,000 recorded in the third quarter of 2004.
Nine Months Ended September 30, 2005 Compared With Nine Months Ended September 30, 2004
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
Revenues. Net revenues increased to $159.0 million in 2005 from $149.2 million in 2004, an increase of $9.8 million, or 6.5%. Patient revenues increased to $149.4 million in 2005 from $140.1 million in 2004, an increase of $9.3 million, or 6.7%. The increase in patient revenues is due to Medicare rate increases that were effective October 1, 2004, increased Medicare utilization and increased Medicaid rates in certain states, partially offset by a 0.3% decline in census in 2005 as compared to 2004. As a percentage of total census, Medicare days increased to 13.3% in 2005 from 13.0% in 2004. Medicare revenues were 30.2% of patient revenue in 2005 and 29.3% in 2004, while Medicaid and similar programs were 58.1% in 2005 compared to 59.6% in 2004.
Resident revenues increased to $9.5 million in 2005 from $9.2 million in 2004, an increase of $0.3 million, or 4.2%. This increase is attributable to increased rates in 2005 as compared to 2004 and to a 0.7% increase in census in 2005 as compared to 2004.
Ancillary service revenues, prior to contractual allowances, increased to $31.1 million in 2005 from $27.4 million in 2004, an increase of $3.7 million, or 13.4%. The increase is primarily attributable to increased utilization of ancillary service programs. Certain per person annual Medicare reimbursement limits on therapy services have been suspended until December 31, 2005. The limits impose a $1,590 per patient annual ceiling on physical, speech and occupational therapy services. Current Federal budget reconciliation discussions and draft legislation by Congress includes a provision for an additional one year deferral of this provision, delaying implementation of this rule until January 1, 2007. The Company is unable to quantify the impact that these limitations will have. However, it is expected that the reimbursement limitations, if implemented, will reduce therapy revenues, and negatively impact the Company’s operating results and cash flows.
Operating expense. Operating expense increased to $123.6 million in 2005 from $116.9 million in 2004, an increase of $6.7 million, or 5.7%. As a percentage of patient and resident revenues, operating expense decreased to 77.8% in 2005 from 78.4% in 2004. The increase in operating expense is primarily attributable to cost increases related to wages and benefits. The decrease in operating costs as a percent of patient and resident revenues is primarily due to the effects of increases in Medicare and Medicaid rates and increased Medicare utilization, as discussed above.
The largest component of operating expenses is wages, which increased to $72.2 million in 2005 from $68.0 million in 2004, an increase of $4.2 million, or 6.0%. This increase is primarily attributable to an increase in wages as a result of competitive labor markets in most of the areas in which the Company operates and increased Medicare census. Partially offsetting this increase, the Company experienced a decrease in wages as a result of reduced costs associated with reduced Medicaid census.
Lease expense. Lease expense increased to $12.0 million in 2005 from $11.5 million in 2004. The increase in rent expense is primarily due to contingent rent expense incurred in connection with certain leases, and to increased expense in connection with a lease for one facility that was renewed effective April 2005.
Professional liability. Professional liability expense in 2005 resulted in a net benefit of $4.8 million, compared to a benefit of $2.2 million in 2004, an increase in net benefit of $2.6 million. During the nine months ended September 30, 2005, the Company reduced its total recorded liabilities for self-insured professional liability risks to $34.4 million, down from $42.9 million at December 31, 2004. Downward adjustments in the liability primarily resulting from the quarterly actuarial valuations were partially offset by the provision for current liability claims recorded during the nine months ended September 30, 2005, resulting in a net benefit of $4.8 million in the period. These reductions were primarily the result of the effects of settlements of certain claims for amounts less than had been reserved in prior periods and the resulting effect of these settlements on the assumptions inherent to the actuarial estimate. These self-insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Professional liability costs include cash and non-cash charges recorded based on current actuarial reviews. The actuarial reviews include estimates of known claims and an estimate of claims that may have occurred, but have not yet been reported to the Company.
General and administrative expense. General and administrative expense increased to $10.6 million in 2005 from $9.3 million in 2004, an increase of $1.3 million or 13.5%. The increase is primarily attributable to increased compensation costs. As a percentage of total net revenues, general and administrative expense was approximately 6.7% in 2005 and 6.2% and 2004.
Depreciation and amortization. Depreciation and amortization expense increased to $3.7 million in 2005 from $3.5 million in 2004, an increase of $0.2 million or 5.1%. The increase was primarily due to capital expenditures made during the periods.
Foreign currency transaction gain. A foreign currency transaction gain of $136,000 was recorded in 2005, compared to a gain of $496,000 in 2004. These gains result from foreign currency translation of a note receivable from the sale of the Company’s Canadian operations.
Interest income. Interest income increased to $401,000 in 2005 from $155,000 in 2004, an increase of $246,000. The majority of this interest income is non-cash interest income related to amortization of discount on a note receivable recorded in connection with the May 2004 sale of the Company’s Canadian subsidiary.
Interest expense. Interest expense increased to $2.4 million in 2005 from $2.3 million in 2004, an increase of $0.1 million or 6.0%. Interest expense increased as a result of new notes issued in connection with the acquisition of a facility and the settlement of certain professional liability claims and other disputes, and interest rate increases on the Company’s variable rate debt. These increases were offset by reduction in interest as a result of the payment of debt.

Income from continuing operations before income taxes; income from continuing operations per common share. As a result of the above, continuing operations reported income before income taxes of $12.1 million in 2005 compared to income before income taxes of $8.5 million in 2004. The benefit for income taxes was $150,000 in 2005, compared to a provision for income taxes of $186,000 in 2004. The Company’s effective tax rate differs materially from the statutory rate mainly due to changes in the Company’s valuation allowance for net deferred tax assets. The basic and diluted income per share from continuing operations were $2.09 and $1.87, respectively, in 2005, as compared to a basic and diluted income per share from continuing operations of $1.43 and $1.29, respectively, in 2004.
Income from discontinued operations. As discussed in the overview at the start of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company has completed several divestitures, and has reclassified its consolidated financial statements to present these divestitures as discontinued operations for all periods presented. Loss from discontinued operations, net of taxes, was approximately $0.3 million in 2005 compared to a loss of $1.5 million in 2004. In addition, gains from the disposition of discontinued operations of $0.4 million and $0.2 million, net of related taxes, were recorded in 2005 and 2004, respectively.
Liquidity and Capital Resources
At September 30, 2005, the Company had negative working capital of $46.2 million and a current ratio of 0.37, compared with negative working capital of $45.5 million and a current ratio of 0.36 at December 31, 2004. Although the Company reported profits for the nine month periods ended September 30, 2005 and 2004, such profits resulted partially from downward adjustments in the Company’s accrual for self-insured risks associated with professional liability claims. The Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $34.4 million as of September 30, 2005. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof. The Company has limited resources available to meet its operating, capital expenditure and debt service requirements during 2005.
Certain of the Company’s debt agreements contain various financial covenants, the most restrictive of which relate to current ratio requirements, tangible net worth, cash flow, net income (loss) and limits on the payment of dividends to shareholders. As of September 30, 2005, the Company was not in compliance with certain of the financial covenants contained in the Company’s debt and lease agreements. The Company has not obtained waivers of the non-compliance. Cross-default or material adverse change provisions contained in the debt agreements allow the holders of substantially all of the Company’s debt to demand immediate repayment. The Company would not be able to repay this indebtedness if the applicable lenders demanded repayment. Accordingly, the Company has classified the related debt principal amounts as current liabilities in the accompanying consolidated financial statements as of September 30, 2005. Although the Company does not anticipate that such demand will be made, the continued forbearance on the part of the Company’s lenders cannot be assured at this time. Given that events of default exist under the Company’s working capital line of credit, there can be no assurance that the lender will continue to provide working capital advances.
As of September 30, 2005, the Company has $35.1 million of scheduled debt maturities that must be repaid or refinanced during the next twelve months. As a result of these maturities, covenant non-

compliance and other cross-default provisions, the Company has classified a total of $48.3 million of debt as current liabilities as of September 30, 2005.
In April 2005, the Company entered into an agreement to extend the maturities of certain borrowings from a bank lender, including the Company’s working capital line of credit, that had an aggregate outstanding balance of $7.8 million at March 31, 2005. The new agreement extended the maturity date of these borrowings to January 29, 2006 and reduced the maximum amount available under the working capital line of credit to $2.3 million. The bank further agreed to temporarily forbear from exercising its remedies upon default subject to the terms and conditions set forth in the amendment. The interest rate on indebtedness other than the working capital line was revised to prime rate plus 1/2% up to a maximum of 7.5%, and the interest rate on the working capital line of credit remained unchanged at either LIBOR plus 2.5% or the bank’s prime rate plus 1/2% (up to a maximum of 9.5%). In connection with this transaction, a $250,000 certificate of deposit has been pledged as collateral for certain funds transfer services used by the Company. This amount is included in “restricted cash” in the accompanying balance sheet.
In April 2005, the Company entered into an agreement with a commercial mortgage lender to refinance certain loans secured by one nursing home. The financing agreement provided $3.7 million in financing, payable in monthly installments based on a twenty-five year amortization, with a final balloon payment in 2008, and bears interest at LIBOR plus 4%.
In May 2005, the Company entered into an agreement to extend the maturities of certain borrowings from a commercial mortgage lender. Under terms of the agreement, the lender agreed to extend the maturity dates of mortgage indebtedness with an aggregate outstanding balance of approximately $23.6 million to April 1, 2006. The interest rate and other terms of the indebtedness did not change.
In August 2005, the Company purchased a 120-bed skilled nursing facility in Oak Ridge, Tennessee. The Company had operated this facility since 1990 under a lease agreement that was to expire in February 2006. The Company purchased the nursing home for approximately $6.7 million with financing provided by a commercial finance company. The financing agreement provided $8.0 million in financing, payable in monthly installments based on a twenty-five year amortization, with a final balloon payment in 2008, and bears interest at LIBOR plus 4%. Proceeds from this loan were used to fund the acquisition and related transaction costs and to retire other debt.
The existing events of default under the Company’s debt agreements could lead to actions by the lenders that could result in an event of default under the Company’s lease agreements covering a majority of its nursing facilities. Should such a default occur in the related lease agreements, the lessor would have the right to terminate the lease agreements and assume operating rights with respect to the leased properties. The net book value of property and equipment, including leasehold improvements, related to these facilities total approximately $4.6 million as of September 30, 2005. A default in these lease agreements would also give the holder of the Series B Redeemable Convertible Preferred Stock the right to require the Company to redeem those shares.
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
As of September 30, 2005, and for the nine months then ended, the Company had no borrowings under its working capital line of credit. The maximum outstanding balance of the working capital line of credit is $2.3 million. There are certain limitations based on borrowing base restrictions. The working capital line of credit matures in January 2006 with interest at either LIBOR plus 2.5% or the bank’s prime rate plus 0.50% (up to a maximum of 9.5%). Given that events of default exist under the Company’s debt agreements, no assurance can be given that the bank will allow the Company to draw under its working capital line of credit. At a minimum, the Company’s cash requirements during 2005 include funding operations (including potential payments related to professional liability claims), capital expenditures, scheduled debt service, and working capital requirements. No assurance can be given that the Company will have sufficient cash to meet these requirements.
The Company has numerous pending liability claims, disputes and legal actions for professional liability and other related issues. The Company has limited, and sometimes no, professional liability insurance with respect to many of these claims. In the event a significant judgment is entered against the Company in one or more of these legal actions in which there is no or insufficient professional liability insurance, the Company does not anticipate that it will have the ability to pay such a judgment or judgments. As of September 30, 2005, future committed settlements total $1.7 million over the next twelve months, and $2.2 million in total. Certain of these commitments have been evidenced by promissory notes which have been included with debt in the accompanying balance sheet. Additionally, payments made or due in connection with settlement of disputed claims could have a material adverse impact on the Company’s ability to meet its obligations as they become due.
Net cash provided by operating activities of continuing operations totaled $6.1 million and $4.5 million in the nine month periods ended September 30, 2005 and 2004, respectively. These amounts primarily represent the cash flows from net operations plus changes in non-cash components of operations and by working capital changes. Discontinued operations used cash of $59,000 in the nine month period ended September 30, 2005, and provided cash of $738,000 in the nine month period ended September 30, 2004.
Investing activities used cash of $8.7 million in the nine month period ended September 30, 2005, and provided cash of $3.2 million in the nine month period ended September 30, 2004. These amounts primarily represent purchases of property plant and equipment, the purchase of a facility in 2005 and proceeds from the sale of the Company’s Canadian subsidiary in 2004. The Company has used between $2.5 million and $4.0 million for capital expenditures of continuing operations in the three calendar years ending December 31, 2004. Substantially all such expenditures were for facility improvements and equipment, which were financed principally through working capital. For the year ending December 31, 2005, the Company anticipates that capital expenditures for improvements and equipment for its existing facility operations will be approximately $4.0 million to $4.5 million.
Financing activities provided cash of $2.2 million in the nine month period ended September 30, 2005, and used cash of $7.2 million in the nine month period ended September 30, 2004. In 2005, proceeds of debt issuance provided cash of $11.7 million. These funds were used to acquire a facility and to retire existing debt. Proceeds from the sale of discontinued operations in 2005 and 2004 were used to pay debt.
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
Accounts receivable of continuing operations attributable to the provision of patient and resident services at September 30, 2005 and December 31, 2004 totaled $18.4 million and $17.6 million, respectively, representing approximately 32 and 30 days revenue in accounts receivable, respectively. The allowance for bad debt was $2.0 million and $1.7 million at September 30, 2005 and December 31, 2004, respectively.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting the financial condition and operating results of the Company is interest rate risk. As of September 30, 2005, the Company had outstanding borrowings of approximately $48.7 million, including $3.3 million in fixed-rate borrowings and $45.4 million in variable-rate borrowings. In the event that interest rates were to change 1%, the impact on future cash flows would be approximately $454,000 annually, representing the impact of increased or decreased interest expense on variable rate debt.
The Company has a note receivable denominated in Canadian dollars related to the sale of its Canadian operations. This note is currently recorded on the Company’s balance sheet at $5.6 million US based on the outstanding balance of the note and the exchange rate as of September 30, 2005. The carrying value of the note in the Company’s financial statements will be increased or decreased each period based on fluctuations in the exchange rate between US and Canadian currencies, and the effect of such changes will be included as income or loss in the Company’s statement of operations in the period of change. In the nine month period ended September 30, 2005, the Company reported a transaction gain of $136,000 as a result of the effect of changes in the currency exchange rates on this note. A further change of 1% in the exchange rate between US and Canadian currencies would result in a corresponding increase or decrease to other income (expense) of approximately $56,000.
ITEM 4. CONTROLS AND PROCEDURES
The Company, with the participation of its principal executive and financial officers has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2005. Based on this evaluation, the principal executive and financial officers have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has been no change (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal control over financial reporting that has occurred during the Company’s fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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
As of September 30, 2005, the Company is engaged in 17 professional liability lawsuits. Some of these matters are currently scheduled for trial within the next year and additional cases may be set for trial during this period. The ultimate results of these or any other of the Company’s professional liability claims and disputes cannot be predicted. The Company has limited, and sometimes no, professional liability insurance with regard to most of these claims. In the event a significant judgment is entered against the Company in one or more of these legal actions in which there is no or insufficient professional liability insurance, the Company would not have available cash resources to satisfy the judgment. Further, settlement of these and other cases may require cash resources that would be in excess of the Company’s available cash or other resources. These potential future payments, whether of a judgment or in settlement of a disputed claim, could have a material adverse impact on the Company’s financial position and cash flows.
On September 8, 2004, the Company entered into a settlement agreement with the attorney General of the State of Arkansas setting forth the terms by which the Company resolved all civil claims and investigations commenced by the State of Arkansas prior to the entry of the agreement, including seven lawsuits then pending in the Circuit Court of Pulaski County, Arkansas alleging violations of the Arkansas Abuse of Adults Act and violation of the Arkansas Medicaid False Claims Act with respect to certain residents of facilities operated by the Company in Arkansas. This agreement was subsequently amended to settle one additional case. Under the terms of the settlement, the Company is obligated (i) to pay $417,000 in equal monthly installments of $16,667 beginning on September 1, 2004 and ending on September 1, 2006, and (ii) to pay by no later than September 1, 2007, no less than $600,000 to install sprinkler systems in nursing homes within the State of Arkansas to be selected by the Company. The Company has incurred expenditures of approximately $309,000 through September 30, 2005 toward the requirement to install sprinkler systems.
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

November 9, 2005

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

Exhibit
Number	Description of Exhibits
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-76150 on Form S-1)

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 33-76150 on Form S-1)

3.3	Amendment to Certificate of Incorporation dated March 23, 1995 (incorporated by reference to Exhibit A of Exhibit 1 to the Company’s Form 8-A filed March 30, 1995)

3.4	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.4 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company’s Registration Statement No. 33-76150 on Form S-1)

4.2	Amended and Restated Rights Agreement dated as of December 7, 1998 (incorporated by reference to Exhibit 1 to Form 8-A/A filed December 7, 1998)

10.1	Promissory Note dated August 31, 2005, in the amount of $8,000,000 in the favor of GMAC Commercial Mortgage Corporation

10.2	Loan Agreement re Briarcliff Health Care Center dated as of August 31, 2005, by and between a subsidiary of the Company, and GMAC Commercial Mortgage Corporation

10.3	Purchase and Sale Agreement dated July 5, 2005 by and between Osborne F. Wilson Development Corp., Inc. and a subsidiary of the Company.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

The attachments referenced in these exhibits are not included in this filing but are available from Advocat upon request.