Form 10-K
period 2005-12-31
ADVOCAT INC
filed 2006-03-29
CIK 919956

FORM 10-K
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common Stock, par value $0.01 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑.
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ☑ No ☐.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑.
The aggregate market value of Common Stock held by non-affiliates on June 30, 2005 (based on the closing price of such shares on the NASD OTC Market) was $21,594,620. For purposes of the foregoing calculation only, all directors, named executive officers and persons known to the Registrant to be holders of 5% or more of the Registrant’s Common Stock have been deemed affiliates of the Registrant.
On March 10, 2006, 5,740,287 shares of the registrant’s $0.01 par value Common Stock were outstanding.
Documents Incorporated by Reference:
The following documents are incorporated by reference into Part I, Item 5 and Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K: The Registrant’s definitive proxy materials for its 2006 annual meeting of shareholders.

PART I
ITEM 1. BUSINESS
Introductory Summary.
Advocat Inc. provides long-term care services to nursing home patients in eight states, primarily in the Southeast. Unless the context indicates otherwise, references herein to “Advocat,” “the Company,” “we,” “us” and “our” include Advocat Inc. and all of our subsidiaries.
The long-term care profession encompasses a broad range of non-institutional and institutional services. For those among the elderly requiring temporary or limited special services, a variety of home care options exist. As needs for assistance in activities of daily living develop, assisted living facilities become the most viable and cost effective option. For those among the elderly requiring much more intensive care, skilled nursing facility care becomes the only viable option. With the plan to divest our assisted living facilities, we have chosen to focus on our skilled nursing centers and to specialize in this aspect of the long term care continuum.
Our objective is to become the provider of choice of health care and related services to the elderly in the communities in which we operate. We will continue to implement our operating strategy of (i) providing a broad range of cost-effective elder care services; (ii) increasing occupancy in our nursing centers through physical plant improvements and an increased emphasis on marketing efforts; (iii) improving the quality of payor mix; and (iv) clustering our operations on a regional basis.
Our principal executive offices are located at 1621 Galleria Boulevard, Brentwood, TN 37027. Our telephone number at that address is 615.771.7575, and our facsimile number is 615.771.7409. Our web-site is located at www.irinfo.com/AVC. The information on our web-site does not constitute part of this Annual Report on Form 10-K.
Nursing Centers and Services.
Advocat provides a broad range of long-term care services to the elderly including skilled nursing, ancillary health care services and assisted living. In addition to the nursing and social services usually provided in long-term care centers, we offer a variety of rehabilitative, nutritional, respiratory, and other specialized ancillary services. As of December 31, 2005, our continuing operations include 43 nursing centers containing 4,505 licensed nursing beds and 78 assisted living units.
The nursing centers included in our continuing operations range in size from 48 to 180 licensed nursing beds. The following table summarizes certain information with respect to the nursing centers we own or lease as part of continuing operations as of December 31, 2005:

	Number of	Licensed	Assisted Living
	Centers	Nursing Beds	Units
Operating Locations:
Alabama	6	711	52
Arkansas	13	1,411	24
Florida	5	502	0
Kentucky	6	474	2
Ohio	1	151	0
Tennessee	5	617	0
Texas	5	489	0
West Virginia	2	150	0

	43	4,505	78

	Number of	Licensed	Assisted Living
	Centers	Nursing Beds	Units
Classification:
Owned	9	942	17
Leased	34	3,563	61

Total	43	4,505	78

Our nursing centers provide skilled nursing health care services, including room and board, nutrition services, recreational therapy, social services, and housekeeping and laundry services. Our nursing centers dispense medications prescribed by the patients’ physicians, and a plan of care is developed by professional nursing staff for each resident. We also provide for the delivery of ancillary medical services at the nursing centers we operate. These specialty services include rehabilitation therapy services, such as audiology, speech, occupational and physical therapies, which are provided through licensed therapists and registered nurses, and the provision of medical supplies, nutritional support, infusion therapies, and related clinical services. The significant majority of these services are provided using our internal resources and clinicians.
Within the framework of a nursing center, we may provide other specialty care, including:
Life Steps Unit. Six of our nursing centers have units designated as Life Steps Units, our designation for patients requiring short term rehabilitation following an incident such as a stroke or bone fracture. These units specialize in short term rehabilitation with the goal of returning the patient to their previous level of functionality. These units provide enhanced services with emphasis on upgraded amenities including electric beds, televisions, phones at bedside and feature a separate entrance for guests and visitors. The design and programming on the unit appeals to the generally younger resident who intends to return home following intensive rehabilitation. Specialized therapeutic treatment regimens include orthopedic rehabilitation, neurological rehabilitation and complex medical rehabilitation. While these patients generally have a shorter length of stay, the intensive level of rehabilitation generally results in higher levels of reimbursement.
Lighthouse Unit. Thirteen of our nursing centers have Lighthouse Units, our designation for advanced care for dementia related disorders, including Alzheimer’s disease. The goal of the units is to provide a safe, homelike and supportive environment for cognitively impaired patients, utilizing a interdisciplinary team approach, Family and community involvement compliment structured programming in the secure environment instrumental in fostering as much resident independence as possible despite diminished capacity.

Assisted Living Units. Five of our nursing centers have units designated for assisted living patients, ranging in size from 2 to 35 units. These units may be a subset of the facility or a separate freestanding building on the nursing center campus. Services and accommodations include central dining facilities, recreational areas, social programs, housekeeping, laundry and maintenance service, emergency call systems, special features for handicapped persons and transportation to shopping and special events. Generally, basic care and support services can be offered more economically in an assisted living facility than either in a nursing home or through home health care assistance.
Other Specialty Programming. We implement other specialty programming based on a center’s specific needs. We have developed one adult day care center on the campus of a nursing center. We have developed specialty programming for bariatric patients (generally, patients weighing more than 350 pounds). These individuals have unique psychosocial and equipment needs.
Continuous Quality Improvement. We have in place a Continuous Quality Improvement (“CQI”) program, which is focused on identifying opportunities for improvement of all aspects of the care provided in a center, as well as overseeing the initiation and effectiveness of interventions. The CQI program was designed to meet accreditation standards and to exceed state and federal government regulations. We conduct monthly audits to monitor adherence to the standards of care established by the CQI program at each center which we operate. The facility administrator, with assistance from regional nursing personnel, is primarily responsible for adherence to our quality improvement standards. In that regard, the annual operational objectives established by each facility administrator include specific objectives with respect to quality of care. Performance of these objectives is evaluated quarterly by the regional vice president or manager, and each facility administrator’s incentive compensation is based, in part, on the achievement of the specified quality objectives. Issues regarding quality of care and resident care outcomes are addressed routinely by senior management. A major component of our CQI program is employee empowerment initiatives, with particular emphasis placed on selection, recruitment, retention and recognition programs. Our administrators and managers include employee retention and turnover goals in the annual facility, regional and personal objectives. We also have established a quality improvement committee consisting of nursing representatives from each region. This committee periodically reviews our quality improvement programs and conducts facility audits.
Organization. Our long-term care facilities are currently organized into six regions, each of which is supervised by a regional vice president. The regional vice president is generally supported by specialists in several functions, including nursing, human resources, marketing, receivable management and clerical, all of whom are employed by us. The day-to-day operations of each owned or leased nursing center are supervised by an on-site, licensed administrator. The administrator of each nursing center is supported by other professional personnel, including a medical director, who assists in the medical management of the facility, and a director of nursing, who supervises a staff of registered nurses, licensed practical nurses, and nurses aides. Other personnel include therapy, dietary, activities and social service, housekeeping, laundry and maintenance, and a business office staff. All personnel at the leased or owned facilities, including the administrators, are our employees.

Operating and Growth Strategy.
Our operating objective is to be the provider of choice of health care and related services to the elderly in the communities in which we operate. To achieve our objective we:
Provide a broad range of cost-effective services. Our objective is to provide a variety of services in a broad continuum of care which will meet the ever changing needs of the elderly. Our expanded service offering currently includes skilled nursing, comprehensive rehabilitation services, programming for Life Steps and Lighthouse units, other specialty programming and medical supply and nutritional support services. By addressing varying levels of acuity, we work to meet the needs of the elderly population we serve for a longer period of time and to establish a reputation as the provider of choice in a particular market. Furthermore, we believe we are able to deliver quality services cost-effectively, thereby expanding the elderly population base that can benefit from our services, including those not otherwise able to afford private-pay assisted living services.
Increase occupancy through physical plant improvements and emphasis on marketing efforts. We believe we can increase occupancy in our nursing homes through improved physical plants and an increased emphasis on and an improved program for attracting and retaining patients and residents. We emphasize strong corporate and regional support for local facility based marketing efforts.
Improve quality of payor mix. We believe we can improve profitability by improving the payor mix of our patients. Quality payor sources include Medicare, HMO, managed care and private pay. These payor sources typically provide a better margin per revenue dollar or patient day.
Cluster operations on a regional basis. We have developed regional concentrations of operations in order to achieve operating efficiencies, generate economies of scale and capitalize on marketing opportunities created by having multiple operations in a regional market area.
Key elements of our growth strategy are to:
Increase revenues and profitability at existing facilities. Our strategy includes increasing center revenues and profitability levels through increasing occupancy levels, improving quality payor mix, maximizing reimbursement rates and containing costs. Ongoing initiatives to promote higher occupancy levels and improved payor and case mixes at our nursing centers include programs to improve customer service, new contracts for insurance and other services, and units for specialized care services developed at certain centers.
Improve physical plants. Our nursing centers have an average age of approximately 30 years as of December 31, 2005. We have completed a major renovation at one facility and plan several more in 2006. Major renovations result in significant cosmetic upgrades, including new flooring, wall coverings, lighting, ceilings and furniture throughout the facility. It includes certain external work to improve curb appeal, including concrete work, landscaping, roof, and signage enhancements.

Development of additional specialty services. Our strategy includes the development of additional specialty units and programming in facilities that could benefit from these services. The specialty programming will vary depending on the needs of the specific marketplace, and may include Life Steps and Lighthouse Units and other specialty programming. A center specific assessment of the market is conducted related to specialty programming to determine if unmet needs exist as a predictor of the success of particular niche offerings.
Marketing.
At a local level, our sales and marketing efforts are designed to promote higher occupancy levels and optimal payor mix. We believe that the long-term care profession is fundamentally a local business in which both patients and residents and the referral sources for them are based in the immediate geographic area in which the facility is located. Our marketing plan and related support activities emphasize the role and performance of administrators, admissions coordinators and social services directors of each nursing center, all of whom are responsible for contacting various referral sources such as doctors, hospitals, hospital discharge planners, churches, and various community organizations. Administrators are evaluated based on their ability to meet specific goals and performance standards that are tied to compensation incentives. Our regional managers and marketing coordinators assist local marketing personnel and administrators in establishing relationships and follow-up procedures with such referral sources.
In addition to soliciting admissions from these sources, we emphasize involvement in community affairs in order to promote a public awareness of our nursing centers and services. We have ongoing family councils and community based “family night” functions where organizations come to the facility to educate the public on various topics such as Medicare benefits, powers of attorney, and other matters of interest. We also promote effective customer relations and seek feedback through family surveys. In addition, we have regional marketing coordinators to support the overall marketing program in each local facility, in order to promote higher occupancy levels and improved payor and case mixes at our nursing centers.
We have an internally-developed marketing program that focuses on the identification and provision of services needed by the community. The program assists each facility administrator in analysis of local demographics and competition with a view toward complementary service development. We believe that the primary referral area in the long-term care industry generally lies within a five-to-fifteen-mile radius of each facility depending on population density; consequently, local marketing efforts are more beneficial than broad-based advertising techniques.
Divestitures.
We have undertaken several divestitures through sale of assets and lease terminations. The divested operations have generally been poor performing properties. In November 2005, we entered into a definitive agreement to sell certain assets of eleven assisted living facilities located in North Carolina. The sale is contingent on the purchaser’s ability to obtain licenses to operate the buildings, and is expected to close in the second quarter of 2006, although no assurances can be given. We have entered into an agreement to sell our only remaining assisted living facility in North Carolina. The sale is subject to customary contingencies, including the purchaser obtaining financing and completing due diligence. We sold two nursing centers in Texas effective February 1, 2005. A lease covering three nursing centers in Texas expired in December 2004 and was not renewed. In November 2004, we sold certain assets of our medical supply business, Advocat Distribution Services. In May 2004, we sold the stock of our Canadian subsidiary, Diversicare Canada Management Services Co., Inc. (“DCMS”).
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our consolidated financial statements have been reclassified to reflect these divestitures as discontinued operations.
Recent Developments.
As of December 31, 2005, we had $31.5 million of scheduled debt maturities in 2006 that must be repaid or refinanced during the next twelve months. In addition, as of December 31, 2005 we were not in compliance with certain financial covenants and we have not obtained waivers of the non-compliance. As a result, we have classified $47.4 million of debt as current liabilities as of December 31, 2005. However, we are actively working with our lenders to address these issues.
As we previously announced, on March 17, 2006, we entered into a two year renewal of our term notes and working capital line of credit agreements with our primary bank lender. In addition, the lender agreed to amend certain covenants of the notes to bring us into compliance with such covenants. We expect that our term notes with this lender will be repaid in full during the course of the two year term of this agreement.
As was described above, we have entered into an agreement to sell 11 of our assisted living facilities in North Carolina for approximately $11.0 million. We expect to close this transaction in the second quarter of 2006, although no assurances can be given. We have entered into an agreement to sell our remaining assisted living facility in North Carolina. The sale is subject to customary contingencies, including the purchaser obtaining financing and completing due diligence. These facilities and three nursing centers are collateral for mortgage debt with a commercial finance company that totals approximately $27.7 million as of December 31, 2005. These mortgages mature on April 1, 2006. We have entered into a 60 day extension for $17.7 million in mortgage loans that are secured by the assisted living facilities. We are engaged in negotiations with the lender, and anticipate that once the sale of the facilities is completed, we will be able to refinance the remaining debt with the lender for a longer term. We have also entered into a 90 day extension of $10.0 million in mortgage loans that are secured by the three nursing centers with this lender, and are engaged in discussions with the lender to refinance those loans for a longer term. No agreement has been reached, and no assurances can be made that these efforts will be successful.
We have filed an application seeking listing of our shares on The NASDAQ Capital Market. The application is currently under review by The NASD stock market.
Nursing Center Profession.
We believe there are a number of significant trends within the long term care industry that will support the continued growth of the nursing home segment of the long-term care industry. These trends are also likely to impact our business. These factors include:
     Demographic trends. The primary market for our long-term health care services is comprised of persons aged 75 and older. This age group is one of the fastest growing segments of the United States population. As the number of persons aged 75 and over continues to grow, we believe that there will be corresponding increases in the number of persons who need skilled nursing.
     Cost containment pressures. In response to rapidly rising health care costs, governmental and other third-party payors have adopted cost-containment measures to reduce admissions and encourage reduced lengths of stays in hospitals and other acute care settings. The federal government had previously acted to curtail increases in health care costs under Medicare by limiting acute care hospital reimbursement for specific services to pre-established fixed amounts. Other third-party payors have begun to limit reimbursement for medical services in general to predetermined reasonable charges, and managed care organizations (such as health maintenance organizations) are attempting to limit hospitalization costs by negotiating for discounted rates for hospital and acute care services and by monitoring and reducing hospital use. In response, hospitals are discharging patients earlier and referring elderly patients, who may be too sick or frail to manage their lives without assistance, to nursing homes where the cost of providing care is typically lower than hospital care. In addition, third-party payors are increasingly becoming involved in determining the appropriate health care settings for their insureds or clients based primarily on cost and quality of care.
     Limited supply of centers. As the nation’s elderly population continues to grow, life expectancy continues to expand, and there continue to be limitations on granting Certificates of Need (“CON’s”) for new skilled nursing centers, we believe that there will be continued demand for skilled nursing beds in the markets in which we operate. The majority of states have adopted CON, or similar statutes, requiring that prior to adding new skilled beds or any new services, or making certain capital expenditures, a state agency must determine that a need exists for the new beds or proposed activities. We believe that this CON process tends to restrict the supply and availability of licensed skilled nursing center beds. High construction costs, limitations on state and federal government reimbursement for the full costs of construction, and start-up expenses also act to restrict growth in the supply for such centers. At the same time, skilled nursing center operators are continuing to focus on improving occupancy and expanding services to include high acuity subacute patients, who require significantly higher levels of skilled nursing personnel and care.
     Reduced reliance on family care. Historically, the family has been the primary provider of care for seniors. We believe that the increase in the percentage of women in the work force, the reduction of average family size, and the increased mobility in society will reduce the role of the family as the traditional care-giver for aging parents. We believe that this trend will make it necessary for many seniors to look outside the family for assistance as they age.
Competition.
The long-term care business is highly competitive. We face direct competition for additional centers, and our centers face competition for employees, patients and residents. Some of our present and potential competitors for acquisitions are significantly larger and have or may obtain greater financial and marketing resources. Competing companies may offer new or more modern centers or new or different services that may be more attractive to patients, residents or facility owners than some of the services we offer.
The nursing centers operated by us compete with other facilities in their respective markets, including rehabilitation hospitals, other “skilled” and personal care residential facilities. In the few urban markets in which we operate, some of the long-term care providers with which our facilities compete are significantly larger and have or may obtain greater financial and marketing resources than our facilities. Some of these providers are not-for-profit organizations with access to sources of funds not available to our centers. Construction of new long-term care facilities near our existing centers could adversely affect our business. We believe that the most important competitive factors in the long-term care business are: a facility’s local reputation with referral sources, such as acute care hospitals, physicians, religious groups, other community organizations, managed care organizations, and a patient’s family and friends; physical plant condition; the ability to identify and meet particular care needs in the community; the availability of qualified personnel to provide the requisite care; and the rates charged for services. There is limited, if any, price competition with respect to Medicaid and Medicare patients, since revenues for services to such patients are strictly controlled and are based on fixed rates and cost reimbursement principles. Although the degree of success with which our centers compete varies from location to location, we believe that our centers generally compete effectively with respect to these factors.
Payor Sources.
We classify our revenues from patients and residents into three major categories: Medicaid, Medicare and private pay. In addition to traditional Medicaid revenues, we include within the Medicaid classification revenues from other programs established to provide benefits to those in need of financial assistance in the securing of medical services. Medicare revenues include revenues received under both Part A and Part B of the Medicare program. We classify payments from individuals who pay directly for services without government assistance as private pay revenue. The private pay classification also includes revenues from commercial insurers, HMOs, and other charge-based payment sources. Veterans Administration payments are included in private pay and are made pursuant to renewable contracts negotiated with these payors.
The following table sets forth net patient and resident revenues related to our continuing operations by payor source for the years presented:

	Year Ended December 31,
	(Dollars in thousands)
	2005		2004		2003
Medicaid	$118,117	58.0%	$113,553	59.4%	$106,537	61.9%
Medicare	61,057	30.0	56,018	29.3	45,700	26.5
Private Pay	24,484	12.0	21,653	11.3	19,907	11.6

Total	$203,658	100.0%	$191,224	100.0%	$172,144	100.0%

Patient service is generally provided and charged in daily service units, commonly referred to as patient days. The following table sets forth patient days by payor source for our continuing operations for the years presented:

	Year Ended December 31,
	2005		2004		2003
Medicaid	910,052	71.5%	923,746	72.6%	930,637	74.0%
Medicare	165,914	13.0	161,030	12.7	144,015	11.5
Private Pay	196,232	15.5	187,156	14.7	182,948	14.5

Total	1,272,198	100.0%	1,271,932	100.0%	1,257,600	100.0%

Consistent with the nursing home industry in general, changes in the mix of a facility’s patient population among Medicaid, Medicare, and private pay can significantly affect the profitability of the facility’s operations.
Reimbursement.
A significant portion of our revenues is derived from government-sponsored health insurance programs. Our nursing centers derive revenues under Medicaid, Medicare and private pay sources. We employ specialists in reimbursement at the corporate level to monitor regulatory developments, to comply with reporting requirements, and to maximize payments to our operated nursing centers. It is generally recognized that all government-funded programs have been and will continue to be under cost containment pressures, but the extent to which these pressures will affect our future reimbursement is unknown.
The Balanced Budget Act enacted during 1997 (the “BBA”) phased in the prospective payment system for nursing centers and contained numerous Medicare and Medicaid cost-saving measures. As initially implemented, the BBA negatively impacted the entire long-term care industry. During 1999 and 2000, certain amendments to the BBA were enacted, which helped restore some of the Medicare funding originally eliminated under the BBA. However, certain provisions in the amendments expired on September 30, 2002 and December 31, 2005.
In 2005, the Centers for Medicare and Medicaid (“CMS”) issued the final rule for the refinement of the Resource Utilization Group (“RUG”) system and provided for the elimination of the reimbursement add-ons for high acuity patients. In addition, Congress implemented a market basket adjustment of approximately 3.1% designed to increase reimbursement for the effects of inflation. The market basket adjustment became effective October 1, 2005, and increased our revenue and operating cash flow by approximately $1.6 million annually. The eliminations of the add-ons and other offsetting adjustments were effective January 1, 2006, and were originally expected to decrease our revenue and operating cash flow by an estimated $2.5 million annually. We originally estimated that the net effect of the CMS rule would be to reduce our revenue and operating cash flow by approximately $0.9 million per year. However, we have seen in 2006 a continuing shift to higher acuity patients result in higher reimbursement. We now expect the effect of the elimination of the add-ons and RUG refinement to have no material impact on us.
Certain per person annual Medicare Part B reimbursement limits on therapy services became effective January 1, 2006. Subject to certain exceptions, the limits impose a $1,740 per patient annual ceiling on physical and speech therapy services, and a separate $1,740 per patient annual ceiling on occupational therapy services. The exception process is still being defined by CMS, but we believe the majority of services provided by us will be reimbursed under the exceptions. The exception process is currently only effective through December 31, 2006. If the exception process is discontinued for 2007, it is expected that the reimbursement limitations will reduce therapy revenues, and negatively impact our operating results and cash flows.
The Federal Deficit Reduction Act of 2005 mandates the reduction by 30% the amount that Medicare reimburses nursing centers and other non-hospital providers for bad debts arising from uncollectible Medicare coinsurance and deductibles for those individuals that are not dually eligible for Medicare and Medicaid. The reduction is to be phased in over a three year period with 10% during fiscal 2006, 20% during fiscal 2007 and 30% thereafter. This provision is not expected to have a material impact on the Company.
The budget proposed by President Bush for the government’s 2007 fiscal year includes a number of proposed reductions to Medicare reimbursement for nursing homes and also appears to challenge certain Federal matching programs that benefit many of the state Medicaid programs, including several of the states in which we operate nursing facilities. We are unable to quantify the impact that these possible reimbursement cuts would have on us.
Reduction in health care spending has become a national priority in the United States, and the field of health care regulation and reimbursement is a rapidly evolving one. For the fiscal year ended December 31, 2005, we derived 30.0% and 58.0% of our total patient and resident revenues related to continuing operations from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on our profitability. We are unable to predict which reform proposals or reimbursement limitations will be adopted in the future, or the effect such changes would have on our operations. We will attempt to maximize the revenues available from governmental sources within the changes that have occurred and will continue to occur.
We will also attempt to increase revenues from non-governmental sources to the extent capital is available to do so, if at all. However, private payors, including managed care payors, are increasingly demanding that providers accept discounted fees or assume all or a portion of the financial risk for the delivery of health care services. Such measures may include capitated payments, which can result in significant losses to health care providers if patients require expensive treatment not adequately covered by the capitated rate.
Description of Lease Agreements.
Our current operations include 34 nursing centers subject to operating leases, including 33 owned or financed by Omega Healthcare Investors, Inc. (“Omega”) and one owned by another party. In our role as lessee, we are responsible for the day-to-day operations of all operated centers. These responsibilities include recruiting, hiring, and training all nursing and other personnel, and providing resident care, nutrition services, marketing, quality improvement, accounting, and data processing services for each facility. The lease agreements pertaining to our 34 leased facilities are “triple net” leases, requiring us to maintain the premises, pay taxes and pay for all utilities. The leases typically provide for an initial term of 4 to 10 years with renewal options up to 10 years. The average remaining term of our lease agreements, including renewal options, is approximately 13 years.

Omega Master Lease. We lease 29 nursing centers from Omega pursuant to one lease agreement dated October 1, 2000 (the “Omega Master Lease”). All of the accounts receivable, equipment, inventory and other assets of the facilities leased have been pledged as security under the Omega Master Lease. The initial term of the Omega Master Lease is ten years, expiring September 30, 2010, with an additional ten-year renewal term at our option, assuming no defaults. We are not currently in compliance with certain covenants of the Omega Master Lease. Lease payments were $12.3 million for the year ended December 31, 2005. Each year, increases in the lease payments are equal to the lesser of two times the consumer price index or 3.0%. The Omega Master Lease requires us to fund capital expenditures equal to $325 per licensed bed over the initial lease term, subject to adjustment for increases in the Consumer Price Index (annual required capital expenditures of $0.7 million in 2006). Upon expiration of, or in the event of a default under the Omega Master Lease, we are required to transfer all of the leasehold improvements, equipment, furniture and fixtures of the leased facilities to Omega. In the event that we do not transfer all of the facility assets to Omega, we will be required to pay Omega $5 million plus accrued interest at 11.00% from the effective date of the Omega Master Lease. We intend to transfer the facility assets to Omega at the end of the lease term.
In June 2005, we entered into an amendment of the master lease with Omega. The amendment provides financing of up to $5 million to be used to fund renovations to several nursing centers leased from Omega. The annual base rent related to these facilities will be increased to reflect the amount of capital improvements made to the respective facilities. The amendment also included provisions to amend certain professional liability insurance requirements in order to cure certain defaults under the Omega Master Lease.
The Omega Master Lease requires us to maintain a minimum tangible net worth and prohibits us from operating any additional facilities within a certain radius of each leased facility. We are generally required to maintain comprehensive insurance covering the facilities we lease as well as personal and real property damage insurance and professional liability insurance. The failure to pay rentals within a specified period or to comply with the required operating and financial covenants, including insurance coverage, generally constitutes a default, which default, if uncured, permits Omega to terminate the lease and assume the property and the contents within the facilities. In addition, as of December 31, 2005, we were not in compliance with certain covenants under our debt agreements, which could lead to actions by the lenders that could result in an event of default under the Omega Master Lease.
Florida Leases. Effective April 1, 2003, we entered into leases for four nursing centers in Florida that had previously been managed by us under management contracts. Accordingly, the results of operations of these facilities are included in our results of operations beginning April 1, 2003. Omega holds mortgages on these properties and we make the lease payments directly to Omega. In December 2005, we extended the term of the leases through February 2010. Lease payments will be $1,543,000 during 2006, with increases equal to the lesser of two times the consumer price index or 3.0% in subsequent years. We are also required to fund annual capital expenditures equal to $350 per licensed bed over the initial lease term, subject to adjustment for increases in the Consumer Price Index.

Professional Liability and Other Liability Insurance.
Due to our past claims experience and increasing cost of claims throughout the long-term care industry, the premiums paid by us for professional liability and other liability insurance to cover future periods exceeds the coverage purchased so that it costs more than $1 to purchase $1 of insurance coverage. For this reason, effective March 9, 2001, we have purchased professional liability insurance coverage for our facilities that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. As a result, we are effectively self-insured and expect to remain so for the foreseeable future.
We have essentially exhausted all general and professional liability insurance available for claims first made during the period from March 9, 2001 through March 9, 2006. For claims made during the period from March 10, 2006 through March 9, 2007, we maintain insurance with coverage limits of $100,000 per medical incident and total aggregate policy coverage limits of $500,000.
Reserve for Estimated Self-Insured Professional Liability Claims.
Because we anticipate that our actual liability for existing and anticipated claims will exceed our limited professional liability insurance coverage, we have recorded total liabilities for professional liability and other claims of $34.5 million as of December 31, 2005. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. We do not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof.
We record our estimated liability for these professional liability claims based on the results of a third-party actuarial analysis. Each quarter, amounts are added to the accrual for estimates of anticipated liability for claims incurred during that period. These estimates are assessed and adjusted quarterly as claims are actually reported, as lawsuits are filed, and as those actions are actually resolved. As indicated by the chart of reserves by policy year set forth below, final determination of our actual liability for claims incurred in any given period is a process that takes years. At each quarter end, we record any revisions in estimates and differences between actual settlements and reserves, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Any increase in the accrual decreases income in the period, and any reduction in the accrual increases income during the period. Although we retain a third-party actuarial firm to assist us in estimating the appropriate accrual for these claims, professional liability claims are inherently uncertain, and the liability associated with anticipated claims is very difficult to estimate. As a result, our actual liabilities may vary significantly from the accrual, and the amount of the accrual has and may continue to fluctuate by a material amount in any given quarter. Each change in the amount of this accrual will directly affect our reported earnings and financial position for the period in which the change in accrual is made.
While each quarterly adjustment to the recorded liability for professional liability claims affects reported income, these changes do not directly affect our cash position because the accrual for these liabilities is not funded. We do not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof. In the event a significant judgment is entered against us in one or more legal actions in which there is no or insufficient professional liability insurance, we anticipate that payment of the judgment amounts would require cash resources that would be in excess of our available cash or other resources. Any such judgment could have a material adverse impact on our financial position and cash flows.
The following summarizes our accrual for professional liability and other claims for each policy year as of the end of the period:

	December 31,
	2005	2004
Policy Year End March 9,
2006	$10,492,000	$—
2005	12,722,000	12,068,000
2004	6,351,000	15,626,000
2003	3,137,000	10,041,000
2002	859,000	3,292,000
Other	966,000	1,873,000

	$34,527,000	$42,900,000

Other Insurance.
With respect to workers’ compensation insurance, substantially all of our employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. Prior to that time, we were self-insured for the first $250,000, on a per claim basis, for workers’ compensation claims in a majority of our facilities. However, the insurance carrier providing coverage above our self insured retention has been declared insolvent by the applicable state insurance agency. As a result, we are completely self-insured for workers compensation exposures prior to May 1997. We have been and remain a non-subscriber to the Texas workers’ compensation system and are, therefore, completely self-insured for employee injuries with respect to our Texas operations. For the policy period July 1, 2002 through June 30, 2003, we entered into a “high deductible” workers compensation insurance program covering the majority of our employees. Under the high deductible policy, we are self insured for the first $25,000 per claim, subject to an aggregate maximum out of pocket cost of $1.6 million, for the 12 month policy period. We have a letter of credit of $0.4 million securing our self insurance obligations under this program. The letter of credit is secured by a certificate of deposit of $0.4 million, which is included in “restricted cash” in the accompanying balance sheet. The reserve for the high deductible policy is based on known claims incurred and an estimate of incurred but not reported claims determined by an analysis of historical claims incurred. We have provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate. The liability we recorded for the self-insured obligations under these plans is $0.6 million as of December 31, 2005.
Effective June 30, 2003, we entered into new workers compensation insurance programs that provide coverage for claims incurred, with premium adjustments depending on incurred losses. We account for premium expense under these policies based on our estimate of the level of claims expected to be incurred. As of December 31, 2005, we have recorded estimated premium refunds due under these programs totaling approximately $3.7 million, with $1.3 million included in “prepaid expenses and other current assets” and the balance included in “other noncurrent assets” in the accompanying balance sheet, based upon expected settlement dates. Any adjustments of future premiums for workers compensation policies and differences between actual settlements and reserves for self-insured obligations are included in expense in the period finalized.
We are self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. We provide reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $1.0 million at December 31, 2005. The differences between actual settlements and reserves are included in expense in the period finalized.
Employees.
As of February 1, 2006, we employed a total of approximately 4,682 individuals in connection with our continuing operations. We also employed approximately 414 employees in connection with our assisted living subsidiary, which has been classified in discontinued operations. We believe that our employee relations are good. Approximately 145 of our employees are represented by a labor union.
Although we believe we are able to employ sufficient nurses and therapists to provide our services, a shortage of health care professional personnel in any of the geographic areas in which we operate could affect our ability to recruit and retain qualified employees and could increase our operating costs. We compete with other health care providers for both professional and non-professional employees and with non-health care providers for non-professional employees. During 2005, we faced increased competition for workers due to tight labor markets and nursing shortages in most of the areas in which we operate.
Supplies and Equipment.
We purchase drugs, solutions and other materials and lease certain equipment required in connection with our business from many suppliers. We have not experienced, and do not anticipate that we will experience, any significant difficulty in purchasing supplies or leasing equipment from current suppliers. In the event that such suppliers are unable or fail to sell us supplies or lease equipment, we believe that other suppliers are available to adequately meet our needs at comparable prices. National purchasing contracts are in place for all major supplies, such as food, linens, and medical supplies. These contracts assist in maintaining quality, consistency and efficient pricing.
Government Regulation.
The health care industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government health care program participation requirements, reimbursement for patient services, quality of resident care and Medicare and Medicaid fraud and abuse. Over the last several years, government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of fraud and abuse statutes and regulations as well as laws and regulations governing quality of care issues in the skilled nursing profession in general. Violations of these laws and regulations could result in exclusion from government health care programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Compliance with such laws and regulations is subject to ongoing government review and interpretation, as well as regulatory actions in which government agencies seek to impose fines and penalties. The Company is involved in regulatory actions of this type from time to time. Additionally, changes in these laws and regulations, such as reimbursement policies of Medicare and Medicaid programs as a result of budget cuts by federal and state governments or other legislative and regulatory actions, have had a material adverse effect on the industry and our consolidated financial position, results of operations, and cash flows. Future federal budget legislation and federal and state regulatory changes may further negatively impact us.
Licensure and Certification. All our nursing centers must be licensed by the state in which they are located in order to accept patients, regardless of payor source. In most states, nursing homes are subject to certificate of need laws, which require us to obtain government approval for the construction of new nursing homes or the addition of new licensed beds to existing homes. Our nursing centers must comply with detailed statutory and regulatory requirements on an ongoing basis in order to qualify for licensure, as well as for certification as a provider eligible to receive payments from the Medicare and Medicaid programs. Generally, the requirements for licensure and Medicare/Medicaid certification are similar and relate to quality and adequacy of personnel, quality of medical care, record keeping, dietary services, resident rights, and the physical condition of the facility and the adequacy of the equipment used therein. Each facility is subject to periodic inspections, known as “surveys” by health care regulators, to determine compliance with all applicable licensure and certification standards. Such requirements are both subjective and subject to change. If the survey concludes that there are deficiencies in compliance, the facility is subject to various sanctions, including but not limited to monetary fines and penalties, suspension of new admissions, non-payment for new admissions and loss of licensure or certification. Generally, however, once a facility receives written notice of any compliance deficiencies, it may submit a written plan of correction and is given a reasonable opportunity to correct the deficiencies. There can be no assurance that, in the future, we will be able to maintain such licenses and certifications for our facilities or that we will not be required to expend significant sums in order to comply with regulatory requirements.
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
Medicaid is a medical assistance program for the indigent, operated by individual states with financial participation by the federal government. Criteria for medical indigence and available Medicaid benefits and rates of payment vary somewhat from state to state, subject to certain federal requirements. Basic long-term care services are provided to Medicaid beneficiaries, including nursing, dietary, housekeeping and laundry and restorative health care services, room and board, and medications. Previously, under legislation known as the Boren Amendment, federal law required that Medicaid programs pay to nursing home providers amounts adequate to enable them to meet government quality and safety standards. However, the BBA repealed the Boren Amendment, and the BBA requires only that a state Medicaid program must provide for a public process for determination of Medicaid rates of payment for nursing facility services. Under this process, proposed rates, the methodologies underlying the establishment of such rates, and the justification for the proposed rates are published. This public process gives providers, beneficiaries and concerned state residents a reasonable opportunity for review and comment. Certain of the states in which we now operate are actively seeking ways to reduce Medicaid spending for nursing home care by such methods as capitated payments and substantial reductions in reimbursement rates.
HIPAA Compliance. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) has mandated an extensive set of regulations to standardize electronic patient health, administrative and financial data transactions, and to protect the privacy of individually identifiable health information. We have a HIPAA Compliance Committee and designated privacy and security officers.
The HIPAA transaction standards are intended to simplify the electronic claims process and other healthcare transactions by encouraging electronic transmission rather than paper submission. These regulations provide for uniform standards or data reporting, formatting and coding that we must use in certain transactions with health plans. The HIPAA security regulations establish detailed requirements for safeguarding protected health information that is electronically transmitted or electronically stored. Some of the security regulations are technical in nature, while others are addressed through policies and procedures. We implemented or upgraded computer and information systems as we believed necessary to comply with the new regulations.
The HIPAA regulations related to privacy establish comprehensive federal standards relating to the use and disclosure of individually identifiable health information or protected health information. The privacy regulations establish limits on the use and disclosure of protected health information, provide for patients’ rights, including rights to access, request amendment of, and receive an accounting of certain disclosures of protected health information, and require certain safeguards for protected health information. In addition, each covered entity must contractually bind individuals and entities that furnish services to the covered entity or perform a function on its behalf, and to which the covered entity discloses protected health information, to restrictions on the use and disclosure of that information. In general, the privacy regulations do not supersede state laws that are more stringent or grant greater privacy rights to individuals. Thus, we must reconcile the privacy regulations and other state privacy laws.
Although we believe that we are in material compliance with these HIPAA regulations, the HIPAA regulations are expected to continue to impact us operationally and financially and may pose increased regulatory risk.
Self-Referral and Anti-Kickback Legislation. The health care industry is subject to state and federal laws which regulate the relationships of providers of health care services, physicians, and other clinicians. These self-referral laws impose restrictions on physician referrals to any entity with which they have a financial relationship, which is a broadly defined term. We believe our relationships with physicians are in compliance with the self-referral laws. Failure to comply with self-referral laws could subject us to a range of sanctions, including civil monetary penalties and possible exclusion from government reimbursement programs. There are also federal and state laws making it illegal to offer anyone anything of value in return for referral of patients. These laws, generally known as “anti-kickback” laws, are broad and subject to interpretations that are highly fact dependent. Given the lack of clarity of these laws, there can be no absolute assurance that any health care provider, including us, will not be found in violation of the anti-kickback laws in any given factual situation. Strict sanctions, including fines and penalties, exclusion from the Medicare and Medicaid programs and criminal penalties, may be imposed for violation of the anti-kickback laws.
Available Information.
We file reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. Copies of our reports filed with the SEC may be obtained by the public at the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. We file such reports with the SEC electronically, and the SEC maintains an Internet site at www.sec.gov that contains our reports, proxy and information statements, and other information filed electronically. Our website address is www.irinfo.com/AVC. We also makes available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other materials filed with the SEC as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.
ITEM 1A. RISK FACTORS
There have been a number of material developments both within the Company and the long-term care industry. These developments have had and are likely to continue to have a material impact on us. This section summarizes these developments, as well as other risks, that should be considered by our shareholders and prospective investors.
We are substantially self-insured and have significant potential professional liability exposure.
The provision of health care services entails an inherent risk of liability. Participants in the health care industry are subject to an increasing number of lawsuits alleging malpractice, product liability, or related legal theories, many of which involve large claims and significant defense costs. The entire long-term care profession in the United States has experienced a dramatic increase in claims related to alleged negligence in providing care to its patients and we are no exception in this regard. We have numerous pending liability claims, disputes and legal actions for professional liability and other related issues. We expect to continue to be subject to such suits as a result of the nature of our business. See “Item 1. Business – Professional Liability and Other Liability Insurance.” for a more detailed discussion of our professional liability insurance. See “Item 3. Legal Proceedings.” for further descriptions of pending claims, and see “Item 7. Management’s Discussion and Analysis of Financial Condition – Liquidity and Capital Resources.” for discussion of our ability to meet our anticipated cash needs.

Due to our past claims experience and increasing cost of claims throughout the long-term care industry, the premiums we pay for professional liability and other liability insurance to cover future periods exceeds the coverage purchased so that it costs more than $1 to purchase $1 of insurance coverage. For this reason, effective March 9, 2001, we have purchased professional liability insurance coverage for our facilities that, based on historical claims experience, is likely to be substantially less than the claims we expect to incur. As a result, we are effectively self-insured and expect to remain so for the foreseeable future. See “Item 1. Business – Professional Liability and Other Liability Insurance.”
We have significant deferred tax assets which we may not be able to realize.
We have net deferred tax assets of $13.9 million included in our balance sheet as of December 31, 2005. Our ability to realize these deferred tax assets depends on our future taxable income. We reported taxable income for 2004 and expect to do so for 2005 when our tax returns are filed. While the sale of certain assets included in discontinued operations will result in a taxable loss in the year of sale (expected to be 2006), we expect remaining operations will continue to result in taxable income that will allow these deferred tax assets to be realized. However, no assurance can be given that we will be able to generate taxable income in future periods or realize these deferred tax assets.
We have had substantial adjustments to our accrual for professional liability claims which has caused significant fluctuations in our earnings or losses.
In the years ended December 31, 2005 and 2004, we recorded downward adjustments in our accrual for self-insured risks associated with professional liability claims. While these adjustments to the accrual resulted in reported income, they did not generate cash because the accrual is not funded. These self-insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Any increase in the accrual decreases income in the period, and any reduction in the accrual increases income during the period. Our actual liabilities may vary significantly from the accrual, and the amount of the accrual has and may continue to fluctuate by a material amount in any given quarter. Each change in the amount of this accrual will directly affect our reported earnings and financial position for the period in which the change in accrual is made. No assurance can be given that the accrual will decline during 2006, and it may increase during this period
We have significant current debt maturities and are not in compliance with certain of our financial covenants.
We have $31.5 million of scheduled debt maturities in 2006. In addition, certain of our debt agreements contain various financial covenants, the most restrictive of which relate to cash flow, net income (loss), and limits on the payment of dividends to shareholders. As of December 31, 2005, we were not in compliance with certain of these financial covenants. We have not obtained waivers of the non-compliance. Cross-default or material adverse change provisions contained in the debt agreements allow the holders of debt totaling approximately $46.3 million to demand immediate repayment. We would not be able to repay this indebtedness if the applicable lenders demanded repayment. Although we do not anticipate that such demands will be made, the continued forbearance on the part of our lenders cannot be assured at this time. As a result of these debt maturities and defaults, we have classified $47.4 million of debt as current liabilities. Accordingly, we have a working capital deficit of $40.0 million as of December 31, 2005. The failure to close the pending sale of our assisted living facilities in North Carolina could adversely affect our ability to repay or restructure our secured debt. Any demands for repayment by lenders or the inability to obtain waivers or refinance the related debt would have a material adverse impact on our financial position, results of operations and cash flows. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Financial Resources.”
We have cross-default provisions under certain of our debt agreements and leases, which could lead to additional defaults.
As noted above, as of December 31, 2005, we not in compliance with certain of our debt covenants. An event of default under our debt agreements could lead to actions by the lenders that could result in an event of default under our lease agreements with Omega covering a majority of our nursing facilities. The Omega Master Lease also provides that a default with respect to one facility is a default with respect to all facilities leased from Omega. In addition, certain of our debt agreements provide that a default under any of our leases constitutes a default under the debt agreements.
We are highly dependent on reimbursement by third-party payors.
Substantially all of our nursing center revenues are directly or indirectly dependent upon reimbursement from third-party payors, including the Medicare and Medicaid programs, and private insurers. For the year ended December 31, 2005, our patient revenues from continuing operations derived from Medicaid, Medicare and private pay (including private insurers) sources were approximately 58.0%, 30.0%, and 12.0%, respectively. Changes in the mix of our patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may affect our net revenues and profitability. Our net revenues and profitability are also affected by the continuing efforts of all payors to contain or reduce the costs of health care. Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue.
The federal Government makes frequent changes to the reimbursement provided under the Medicare program. These changes could reduce significantly the reimbursement we receive. Also, a number of state governments, including several of states in which we operate, have announced projected budget shortfalls and/or deficit spending situations. In addition, the President’s proposed budget calls for a significant reduction in the amount of Federal funds provided to the state Medicaid systems. Possible actions by these states include reductions of Medicaid reimbursement to providers such as us or the failure to increase Medicaid reimbursements to cover increased operating costs.
Any changes in reimbursement levels or in the timing of payments under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on our net revenues, net income and cash flows. We are unable to predict what reform proposals or reimbursement limitations will be adopted in the future or the effect such changes will have on our operations. No assurance can be given that such reforms will not have a material adverse effect on us. See “Item 1. Business – Government Regulation and Reimbursement.”
We are subject to significant government regulation.
The health care industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government health care program participation requirements, reimbursement for patient services, quality of resident care and Medicare and Medicaid fraud and abuse. Various federal and state laws regulate relationships among providers of services, including employment or service contracts and investment relationships. The operation of long-term care centers and the provision of services are also subject to extensive federal, state, and local laws relating to, among other things, the adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, environmental compliance, compliance with the Americans with Disabilities Act, fire prevention and compliance with building codes.
Long-term care facilities are also subject to periodic inspection to assure continued compliance with various standards and licensing requirements under state law, as well as with Medicare and Medicaid conditions of participation. The failure to obtain or renew any required regulatory approvals or licenses could adversely affect our growth and could prevent us from offering our existing or additional services. In addition, health care is an area of extensive and frequent regulatory change. Changes in the laws or new interpretations of existing laws can have a significant effect on methods and costs of doing business and amounts of payments received from governmental and other payors. Our operations could be adversely affected by, among other things, regulatory developments such as mandatory increases in the scope and quality of care to be afforded patients and revisions in licensing and certification standards. We attempt at all times to comply with all applicable laws; however, there can be no assurance that new legislation or administrative or judicial interpretation of existing laws or regulations will not have a material adverse effect on our operations or financial condition. Changes in these laws and regulations, such as reimbursement policies of Medicare and Medicaid programs as a result of budget cuts by federal and state governments or other legislative and regulatory actions, have had a material adverse effect on the profession and our consolidated financial position, results of operations, and cash flows. Future federal budget legislation, federal or state regulatory actions seeking to impose fines and penalties, and federal and state regulatory changes may negatively impact us. See “Item 1. Business – Government Regulation.”
The health care industry has been the subject of increased regulatory scrutiny recently.
The Office of Inspector General (“OIG”), the enforcement arm of the Medicare program, formulates a formal work plan each year for nursing homes. The OIG’s most recent work plan indicates that access to care, quality of care, survey deficiencies, compliance with minimum data set reporting, resident assessment and care planning, and the medical necessity of services billed will be an investigative focus in 2006. We cannot predict the likelihood, scope or outcome of any such investigations on our facilities.

We are subject to claims under the self-referral and anti-kickback legislation.
In the United States, various state and federal laws regulate the relationships between providers of health care services, physicians, and other clinicians. These self-referral laws impose restrictions on physician referrals for designated health services to entities with which they have financial relationships. These laws also prohibit the offering, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare or state health care program patients or patient care opportunities for the purchase, lease or order of any item or service that is covered by the Medicare and Medicaid programs. To the extent that we, any of our facilities with which we do business, or any of the owners or directors have a financial relationship with each other or with other health care entities providing services to long-term care patients, such relationships could be subject to increased scrutiny. There can be no assurance that our operations will not be subject to review, scrutiny, penalties or enforcement actions under these laws, or that these laws will not change in the future. Violations of these laws may result in substantial civil or criminal penalties for individuals or entities, including large civil monetary penalties and exclusion from participation in the Medicare or Medicaid programs. Such exclusion or penalties, if applied to us, could have a material adverse effect on our profitability.
Our stock has limited liquidity.
During 1999, the New York Stock Exchange de-listed our common stock. Trading of our common stock is currently conducted on the over-the-counter market (“OTC”) or, on application by broker-dealers, in the NASD’s Electronic Bulletin Board using our current trading symbol, AVCA. As a result of the de-listing, the liquidity of our common stock and its price have been adversely affected, which may limit our ability to raise additional capital.
We operate in an industry that is highly competitive.
The long-term care industry generally, and the nursing home business particularly, is highly competitive. We face direct competition for the acquisition of facilities. In turn, our facilities face competition for employees, patients and residents. Some of our present and potential competitors are significantly larger and have or may obtain greater financial and marketing resources than we can. Some hospitals that provide long-term care services are also a potential source of competition. In addition, we may encounter substantial competition from new market entrants. Consequently, there can be no assurance that we will not encounter increased competition in the future, which could limit our ability to attract patients or residents or expand our business, and could materially and adversely affect our business or decrease our market share.
We have a number of policies in place that could be considered anti-takeover protections.
We have adopted a Shareholder Rights Plan (the “Plan”). In March 2005, the Board of Directors amended the Plan to extend the expiration date of the Plan to March 20, 2010 and change the exercise price of the rights under the Plan to $15. The Plan is intended to encourage potential acquirers to negotiate with our Board of Directors and to discourage coercive, discriminatory and unfair proposals. Our Certificate of Incorporation (the “Certificate”) provides for the classification of our Board of Directors into three classes, with each class of directors serving staggered terms of three years. Our Certificate requires the approval of two-thirds of the outstanding shares to amend certain provisions of the Certificate. Section 203 of the Delaware General Corporate Law restricts the ability of a Delaware corporation to engage in any business combination with an interested shareholder. We are also authorized to issue up to 400,000 shares of preferred stock, the rights of which may be fixed by the Board of Directors without shareholder approval. In November 2000, we issued 393,658 shares of our Series B Redeemable Convertible Preferred Stock to Omega in connection with a restructuring of the Omega Master Lease. Provisions in certain of our executive officers’ employment agreements provide for post-termination compensation, including payment of amounts up to 2.5 times their annual salary, following certain changes in control. Our stock incentive plans provide for the acceleration of the vesting of options in the event of certain changes in control (as defined in such plans). Certain changes in control also constitute an event of default under our bank credit facility. The foregoing matters may, together or separately, have the effect of discouraging or making more difficult an acquisition or change of control of us.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We own 9 and lease 34 long-term care facilities. See “Item 1. Business – Description of Lease Agreements” and “– Facilities.” We lease approximately 25,000 square feet of office space in Brentwood, Tennessee, that houses our executive offices, centralized management support functions, and the ancillary services supply operations. In addition, we lease our regional office with approximately 4,000 square feet of office space in Ashland, Kentucky. Lease periods on these facilities generally range up to seven years. Regional executives for Alabama, Arkansas, Florida, Tennessee and Texas work from offices of up to 1,500 square feet each. We believe that our leased properties are adequate for our present needs and that suitable additional or replacement space will be available as required.
ITEM 3. LEGAL PROCEEDINGS
The provision of health care services entails an inherent risk of liability. Participants in the health care industry are subject to an increasing number of lawsuits alleging malpractice, product liability, or related legal theories, many of which involve large claims and significant defense costs. The entire long-term care profession in the United States has experienced a dramatic increase in claims related to alleged negligence in providing care to its patients and we are no exception in this regard. We have numerous pending liability claims, disputes and legal actions for professional liability and other related issues. It is expected that we will continue to be subject to such suits as a result of the nature of our business. Further, as with all health care providers, we are periodically subject to regulatory actions seeking fines and penalties for alleged violations of health care laws and are potentially subject to the increased scrutiny of regulators for issues related to compliance with health care fraud and abuse laws.

As of December 31, 2005, we are engaged in 16 professional liability lawsuits. None of these matters are currently scheduled for trial within the next year. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. In the event a significant judgment is entered against us in one or more of these legal actions in which there is no or insufficient professional liability insurance, we would not have available cash resources to satisfy the judgment. Further, settlement of these and other cases may require cash resources that would be in excess of our available cash or other resources. These potential future payments, whether of a judgment or in settlement of a disputed claim, could have a material adverse impact on our financial position and cash flows.
On September 8, 2004, we entered into a settlement agreement with the attorney General of the State of Arkansas setting forth the terms by which we resolved all civil claims and investigations commenced by the State of Arkansas prior to the entry of the agreement, including seven lawsuits then pending in the Circuit Court of Pulaski County, Arkansas alleging violations of the Arkansas Abuse of Adults Act and violation of the Arkansas Medicaid False Claims Act with respect to certain residents of our facilities in Arkansas. This agreement was subsequently amended to settle one additional case. Under the terms of the settlement, we are obligated (i) to pay $417,000 in equal monthly installments of $16,667 beginning on September 1, 2004 and ending on September 1, 2006, and (ii) to pay by no later than September 1, 2007, no less than $600,000 to install sprinkler systems in nursing centers we select within the State of Arkansas. We have incurred expenditures of approximately $391,000 through December 31, 2005 toward the requirement to install sprinkler systems.
In 2003, our insurance carriers for claims incurred in 1997 and 1998 were ordered to pay one-half respectively of a final judgment entered against us in a professional liability case tried in Mena, Arkansas in 2001. Our 1997 policy included primary coverage of up to $1 million through one carrier that has been declared insolvent. The umbrella carrier has demanded that we pay this $1 million portion of the judgment. We have denied responsibility for this liability, and the carrier has not filed any action seeking to recover this amount.
We cannot currently predict with certainty the ultimate impact of any of the above cases on our financial condition, cash flows or results of operations. An unfavorable outcome in any of the lawsuits, any regulatory action, any investigation or lawsuit alleging violations of fraud and abuse laws or of elderly abuse laws or any state or Federal False Claims Act case could have a material adverse impact on our financial condition, cash flows or results of operations and could also subject us to fines, penalties and damages. Moreover, we could be excluded from the Medicare, Medicaid or other state or federally-funded health care programs, which would also have a material adverse impact on our financial condition, cash flows or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the fourth quarter (October 1, 2005 through December 31, 2005) of the fiscal year covered by this Annual Report on Form 10-K.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock was listed on the New York Stock Exchange under the symbol “AVC” through November 9, 1999. Since that time, our Common Stock has been traded on NASD’s OTC Bulletin Board under the symbol “AVCA.” The following table sets forth the high and low bid prices of the common stock for each quarter in 2004 and 2005:

Period	High	Low
2004 — 1st Quarter	1.78	.22
2004 — 2nd Quarter	2.02	1.18
2004 — 3rd Quarter	4.40	1.78
2004 — 4th Quarter	5.15	3.05
2005 — 1st Quarter	5.50	4.20
2005 — 2nd Quarter	5.09	3.40
2005 — 3rd Quarter	4.90	3.80
2005 — 4th Quarter	5.77	3.76
Our Common Stock has been traded since May 10, 1994. On March 10, 2006, the closing price for our Common Stock was $7.15, as reported by PCQuote.com.
On March 10, 2006, there were approximately 301 holders of record of the Common Stock. Most of our shareholders have their holdings in the street name of their broker/dealer.
We have not paid cash dividends on our Common Stock and anticipate that, for the foreseeable future, any earnings will be retained for use in our business and no cash dividends will be paid. We are currently prohibited from issuing dividends under certain of our debt instruments.
We made no purchases of our stock during the fourth quarter of the year ended December 31, 2005.
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The selected financial data of Advocat as of December 31, 2005, 2004, 2003, 2002 and 2001 and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 have been derived from our financial statements, and should be read in conjunction with the annual financial statements and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations. This selected financial data for all periods shown have been reclassified to present the effects of certain divestitures as discontinued operations.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
Statement of Operations Data
REVENUES:
Patient revenues, net	$203,658	$191,224	$172,144	$150,232	$140,708
Management fees	—	—	82	—	93

	203,658	191,224	172,226	150,232	140,801

EXPENSES:
Operating	155,512	147,842	135,479	114,827	106,755
Lease	15,836	15,283	14,883	13,684	13,679
Professional liability	(3,962)	(1,834)	15,154	15,054	19,293
General and administrative	13,311	11,692	10,628	10,705	10,289
Depreciation	3,493	3,228	3,170	3,077	2,979
Asset impairment and other charges	—	219	177	970	307

	184,190	176,430	179,491	158,317	153,302

OPERATING INCOME (LOSS)	19,468	14,794	(7,265)	(8,085)	(12,501)

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	161	784	—	—	—
Interest income	534	286	102	17	30
Interest expense	(3,382)	(3,069)	(3,091)	(3,717)	(4,735)

	(2,687)	(1,999)	(2,989)	(3,700)	(4,705)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	16,781	12,795	(10,254)	(11,785)	(17,206)
PROVISION (BENEFIT) FOR INCOME TAXES	(13,820)	266	—	(387)	—

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	30,601	12,529	(10,254)	(11,398)	(17,206)
LOSS FROM DISCONTINUED OPERATIONS, net of taxes	(5,299)	(9,748)	(967)	(1,605)	(4,838)

NET INCOME (LOSS)	$25,302	$2,781	$(11,221)	$(13,003)	$(22,044)

INCOME (LOSS) PER COMMON SHARE:
Basic-
Continuing operations and Diluted	$5.29	$2.16	$(1.92)	$(2.12)	$(3.17)
Discontinued operations and Diluted	(0.93)	(1.72)	(0.17)	(0.30)	(0.89)

Net per common share	$4.36	$0.44	$(2.09)	$(2.42)	$(4.06)

Diluted-
Continuing operations and Diluted	$4.69	$1.93	$(1.92)	$(2.12)	$(3.17)
Discontinued operations and Diluted	(0.81)	(1.51)	(0.17)	(0.30)	(0.89)

Net per common share	$3.88	$0.42	$(2.09)	$(2.42)	$(4.06)

WEIGHTED AVERAGE COMMON SHARES:
Basic	5,725	5,660	5,493	5,493	5,493

Diluted	6,498	6,437	5,493	5,493	5,493

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data

Working capital deficit	$(39,970)	$(45,489)	$(54,302)	$(58,845)	$(64,429)

Total assets	$93,762	$72,392	$94,934	$88,871	$91,070

Short-term borrowings and long-term debt including current portion	$47,547	$47,024	$52,544	$53,926	$58,615

Shareholders’ deficit	$(16,870)	$(41,854)	$(42,759)	$(33,828)	$(20,619)
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Advocat Inc. provides long-term care services to nursing center patients in eight states, primarily in the Southeast. Our centers provide a range of health care services to their patients and residents. In addition to the nursing, personal care and social services usually provided in long-term care centers, we offer a variety of comprehensive rehabilitation services as well as nutritional support services.
As of December 31, 2005, our continuing operations consist of 43 nursing centers with 4,505 licensed nursing beds and 78 assisted living units. As of December 31, 2005, our continuing operations included nine owned nursing centers and 34 leased nursing centers.
Effective April 1, 2003, we entered into leases for four nursing centers in Florida that we had previously managed under management contracts. Accordingly, the results of operations of these facilities are included in our results of operations beginning April 1, 2003.
Divestitures. We have undertaken several divestitures through sale of assets and lease terminations. The divested operations have generally been poor performing properties. In November 2005, we entered into a definitive agreement to sell certain assets of eleven assisted living facilities located in North Carolina. The sale is contingent on the purchaser’s ability to obtain licenses to operate the buildings, and is expected to close in the second quarter of 2006, although no assurances can be given. We have entered into an agreement to sell our only remaining assisted living facility in North Carolina. The sale is subject to customary contingencies, including purchaser obtaining financing and completing due diligence. In February 2005, we sold two nursing centers in Texas. A lease covering three nursing centers in Texas expired in December 2004 and was not renewed. In November 2004, we sold certain assets of our medical supply business, Advocat Distribution Services. In May 2004, we sold the stock of our Canadian subsidiary, Diversicare Canada Management Services Co., Inc. (“DCMS”).

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our consolidated financial statements have been reclassified to reflect these divestitures as discontinued operations.
Basis of Financial Statements. Our patient revenues consist of the fees charged for the care of patients in the nursing centers we own and lease. Our operating expenses include the costs, other than lease, depreciation and amortization expenses, incurred in the operation of the nursing centers we owned and leased. Our general and administrative expenses consist of the costs of the corporate office and regional support functions. Our depreciation and interest expenses include all such expenses across the range of our operations.
Operating Data
The following table summarizes the Advocat statements of continuing operations for the years ended December 31, 2005, 2004 and 2003, and sets forth this data as a percentage of revenues for the same years.

	Year Ended December 31,
	(Dollars in thousands)
	2005		2004		2003
Revenues:
Patient revenues, net	$203,658	100.0%	$191,224	100.0%	$172,144	100.0%
Management fees	—	—	—	—	82	—

	203,658	100.0	191,224	100.0	172,226	100.0

Expenses:
Operating	155,512	76.4	147,842	77.3	135,479	78.7
Lease	15,836	7.8	15,283	8.0	14,883	8.6
Professional liability	(3,962)	(2.0)	(1,834)	(0.9)	15,154	8.8
General & administrative	13,311	6.5	11,692	6.1	10,628	6.2
Depreciation	3,493	1.7	3,228	1.7	3,170	1.8
Asset impairment and other charges	—	—	219	0.1	177	0.1

	184,190	90.4	176,430	92.3	179,491	104.2

Operating income (loss)	19,468	9.6	14,794	7.7	(7,265)	(4.2)

Other income (expense):
Foreign currency transaction gain	161	0.1	784	0.4	—	—
Interest income	534	0.2	286	0.2	102	—
Interest expense	(3,382)	(1.7)	(3,069)	(1.6)	(3,091)	(1.8)

	(2,687)	(1.4)	(1,999)	(1.0)	(2,989)	(1.8)

Income (loss) from continuing operations before income taxes	16,781	8.2	12,795	6.7	(10,254)	(6.0)
Provision (benefit) for income taxes	(13,820)	(6.8)	266	0.1	—	—

Net income (loss) from continuing operations	$30,601	15.0%	$12,529	6.6%	$(10,254)	(6.0)%

The following table presents data about the facilities we operated as part of our continuing operations as of the dates or for the years indicated:

	December 31,
	2005	2004	2003
Licensed Nursing Home Beds:
Owned	942	822	822
Leased	3,563	3,683	3,683

Total	4,505	4,505	4,505

Assisted Living Units:
Owned	17	17	17
Leased	61	63	63

Total	78	80	80

Total Beds/Units:
Owned	959	839	839
Leased	3,624	3,746	3,746

Total	4,583	4,585	4,585

Facilities:
Owned	9	8	8
Leased	34	35	35

Total	43	43	43

Average Occupancy-
Nursing centers	76.2%	75.9%	76.9%
Assisted living facilities	64.6	69.4	76.6

Total	76.0%	75.8%	76.9%

Critical Accounting Policies and Judgments
A “critical accounting policy” is one which is both important to the understanding of our financial condition and results of operations and requires management’s most difficult, subjective or complex judgments often of the need to make estimates about the effect of matters that are inherently uncertain. Our accounting policies that fit this definition include the following:
Revenues
Patient Revenues
The fees we charge patients in our nursing centers include fees with respect to individuals receiving benefits under federal and state-funded cost reimbursement programs. These revenues are based on approved rates for each facility that are either based on current costs with retroactive settlements or prospective rates with no cost settlement. Amounts earned under federal and state programs with respect to nursing home patients are subject to review by the third-party payors. In the opinion of management, adequate provision has been made for any adjustments that may result from such reviews. Final cost settlements, if any, are recorded when objectively determinable, generally within three years of the close of a reimbursement year depending upon the timing of appeals and third-party settlement reviews or audits.

Allowance for Doubtful Accounts
Our allowance for doubtful accounts is estimated utilizing current agings of accounts receivable, historical collections data and other factors. We monitor these factors and determine the estimated provision for doubtful accounts. Historical bad debts have generally resulted from uncollectible private balances, some uncollectible coinsurance and deductibles and other factors. Receivables that are deemed to be uncollectible are written off. The allowance for doubtful accounts balance is assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified.
Self-Insurance Reserves
Self-insurance reserves primarily represent the accrual for self insured risks associated with general and professional liability claims, employee health insurance and workers compensation. The self insurance reserves include estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs incurred and expected to be incurred. Our policy with respect to a significant portion of the general and professional liability claims is to use a third-party actuary to support the estimates recorded for the development of known claims and incurred but unreported claims. Our health insurance reserve is based on known claims incurred and an estimate of incurred but unreported claims determined by an analysis of historical claims paid. Our workers compensation reserve relates to periods of self insurance prior to May 1997 and a high deductible policy issued July 1, 2002 through June 30, 2003 covering most of our employees. The reserve for workers compensation self insurance prior to May 1997 consists only of known claims incurred and the reserve is based on an estimate of the future costs to be incurred for the known claims. The reserve for the high deductible policy issued July 1, 2002 is based on known claims incurred and an estimate of incurred but not reported claims determined by an analysis of historical claims incurred. Expected insurance coverages are reflected as a reduction of the reserves.
Because we anticipate that our actual liability for existing and anticipated claims will exceed our limited professional liability insurance coverage, we have recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $34.5 million as of December 31, 2005. We do not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof.
Our self insurance reserves are assessed on a quarterly basis based on currently available information. The amounts recorded for professional and general liability claims are adjusted for revisions in estimates and differences between actual settlements and reserves as determined each period with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Any increase in the accrual decreases income in the period, and any reduction in the accrual increases income during the period.
We retain a third-party actuarial firm to estimate the appropriate accrual for incurred professional liability claims. The actuarial estimate represents the ultimate cost for all professional liability claims incurred in a period and includes estimates for both claims reported and claims incurred but not reported. All losses are projected on an undiscounted basis.
We provide the actuary information with regard to historical losses we incurred for professional liability claims. The actuary uses losses covering a 10 year period as the basis for estimates. Based on this historical data, the actuary develops estimates of the average cost per claim and the frequency of claims per occupied bed. The average cost per claim includes legal and other expenses incurred. These averages are used to generate the initial estimate of the ultimate professional liability cost for a given period in relation to our occupancy for that period.
The actuary evaluates claims and potential claims incurred for periods beginning March 9, 2000. Prior to that time, we had adequate insurance in place to cover claims on a claims-incurred basis without significant uninsured risk. Beginning with the March 9, 2000 policy period, insurance coverage was on a claims made basis. See “Item 1. Business — Professional Liability and Other Liability Insurance” for a description of our insurance coverage.
On a quarterly basis, as claims are reported and lawsuits filed, we obtain reports of claims we have incurred from insurers and a third party claims administrator. These reports contain information relevant to the liability actually incurred to date with that claim as well as the third-party administrator’s estimate of the anticipated total cost of the claim (this estimate is initially developed based on the third-party administrator’s initial review of the facts giving rise to the claim). This information is reviewed by us and provided to the actuary. The actuary uses this information to determine the timing of claims reporting and the development of reserves, and compares the information obtained to its original estimates of liability based on the average-frequency and cost-per-claim methodology. Based on the actual claim information obtained and on estimates regarding the number and cost of additional claims anticipated in the future, the reserve estimate for a particular period may be revised upward or downward on a quarterly basis. Thus, the accrual for older periods is determined by using currently-known information to adjust the initial reserve that was created almost exclusively by the “frequency times severity” methodology. For information regarding the amount of accrual by period, see “Item 1. Business — Reserve for Estimated Self-Insured Professional Liability Claims.”
Any estimate of our exposure for professional liability claims is inherently uncertain. Some key factors that could lead to differences between amounts estimated and the ultimate amount of any loss are addressed below. One of the key assumptions in the actuarial analysis is that historical losses provide an accurate forecast of future losses. The loss data is developed from ten years of historical data, and includes losses incurred in periods with significant insurance coverage. Our ability to pay may limit losses in periods of lower insurance or self insurance. Our ability to pay in the future is not considered in the actuarial estimates. Changes in legislation such as tort reform may affect the severity and frequency of claims incurred in future periods. Changes in risk management practices may also affect the frequency of future claims.
Another key assumption is the limit of claims to a maximum of $4.5 million. The actuary has selected this limit based on our historical data. While most of our claims have been for amounts less than the $4.5 million, there have been claims at higher amounts, and there may be claims above this level in the future. The facts and circumstances of each claim vary significantly, and the amount of ultimate liability for an individual claim may vary due to many factors, including whether the case can be settled by agreement, the quality of legal representation, the individual jurisdiction in which the claim is pending, and the views of the particular judge or jury deciding the case. To date, we have not experienced an uninsured loss in excess of this limit. Our policy is to review the actuary report and assumptions each quarter. In the event that we believe we have incurred a loss in excess of this limit, an adjustment to the reserves determined by the actuary would be necessary.
We believe that the use of actuarial methods described above provides a valid and reasonable method to estimate our liability for professional and general liability claims. We also believe that expertise in actuarial methodologies is required to estimate liabilities using this methodology and thus employ a third-party actuary to provide this service. Because of the difficulties discussed above, any estimate of our professional liability claims is inherently uncertain; therefore, actual professional liability costs may differ materially from the accrual, regardless of the assumptions or methodology used. Professional liability costs are material to our financial position, and differences between estimates and the ultimate amount of loss may cause a material fluctuation in our reported results of operations. The liability recorded at December 31, 2005, was $34.5 million, compared to current assets of $32.0 million and total assets of $93.8 million. For the years ended December 31, 2005, 2004 and 2003, our professional liability expense was negative $4.0 million, negative $1.8 million and positive $15.2 million, respectively, with negative amounts representing net benefits resulting from downward revisions in previous estimates and positive amounts representing net expenses. These amounts are material in relation to our reported net income (loss) from continuing operations for the related periods of $30.6 million, $12.5 million and ($10.3) million, respectively.
While each quarterly adjustment to the recorded liability for professional liability claims affects reported income, these changes do not directly affect our cash position because the accrual for these liabilities is not funded. We do not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof. In the event a significant judgment is entered against us in one or more of these legal actions in which there is no or insufficient professional liability insurance, we anticipate that payment of the judgment amounts would require cash resources that would be in excess of our available cash or other resources. Any such judgment could have a material adverse impact on our financial position and cash flows.
Asset Impairment
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate the recoverability of the carrying values of our properties on a property by property basis. On a quarterly basis, we review our properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable. The need to recognize an impairment is based on estimated future cash flows from a property compared to the carrying value of that property. If recognition of an impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property.
Income Taxes
We follow SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach for financial accounting and reporting of income taxes. Under this method, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse. We assess the need for a valuation allowance to reduce the deferred tax assets by the amount we believe is more likely not to be utilized through the turnaround of existing temporary differences, future earnings, or a combination thereof, including certain net operating loss carryforwards we do not expect to realize due to change in ownership limitations.
Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of December 31, 2005, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

		Less than	1 to 3	4 to 5	After
Contractual Obligations	Total	1 year	Years	Years	5 Years
Long-term debt	$18,609	$2,736	$15,873	$—	$—
Settlement promissory notes	$1,234	$1,106	$128	$—	$—
Short-term debt	$27,704	$27,704	$—	$—	$—
Other settlement obligations	$613	$523	$90	$—	$—
Series B Preferred Stock	$4,750	$—	$4,750	$—	$—
Operating leases	$236,085	$15,184	$31,733	$32,290	$156,878
Required capital expenditures under operating leases	$14,196	$833	$1,814	$1,481	$10,068
Total	$303,191	$48,086	$54,388	$33,771	$166,946
Due to events of default, we have classified all of our long-term debt in current liabilities.
Future cash obligations for interest expense have been excluded from the above table. In 2005, our cash payments for interest were approximately $3.0 million.
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.5 times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change of control of the Company (as defined). The maximum contingent liability under these agreements is approximately $1.2 million. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by us or the employee. In addition, upon the occurrence of any triggering event, certain executives may elect to require that we purchase options granted to them for a purchase price equal to the difference in the fair market value of our common stock at the date of termination versus the stated option exercise price.

Asset Impairment and Other Charges
In 2005, 2004 and 2003, we recorded asset impairment and other charges as shown below.

	2005	2004	2003
Impairment of long-lived assets	$4,397,000	$8,419,000	$1,703,000
Lease terminations	—	341,000	389,000

	4,397,000	8,760,000	2,092,000
Less – amount included in discontinued operations	4,397,000	8,541,000	1,915,000

Asset impairment and other charges included in continuing operations	$—	$219,000	$177,000

     In 2005, 2004 and 2003, we recorded asset impairment charges of $4,397,000, $8,419,000 and $1,703,000, respectively, for the impairment of certain long-lived assets in accordance with the provisions of SFAS 144. A detail of the impaired asset charges is as follows:

Description of Impairment	2005	2004	2003
Assisted Living Facilities Impairment Charges – As a result of projected cash flows, impairment charges were recorded in 2005 for eleven assisted living facilities, were recorded in 2004 for six owned assisted living facilities and were recorded in 2003 for three owned assisted living facilities.	$4,397,000	$7,500,000	$1,525,000

Nursing Center Impairment charges – As a result of projected cash flows, impairment charges were recorded in 2004 for five nursing centers, including three leased and two owned facilities, and were recorded in 2003 for one leased nursing center.	—	919,000	178,000

Total impaired asset charges	$4,397,000	$8,419,000	$1,703,000

We terminated facility leases for three nursing centers in 2004 and one assisted living facility in 2003. We incurred lease termination charges of approximately $341,000 and $389,000 in 2004 and 2003, respectively, consisting of the remaining net book value of these facilities, costs of completing the transactions and settlement charges.
Payor Sources.
We classify our revenues from patients and residents into three major categories: Medicaid, Medicare and private pay. In addition to traditional Medicaid revenues, we include within the Medicaid classification revenues from other programs established to provide benefits to those in need of financial assistance in the securing of medical services. Medicare revenues include revenues received under both Part A and Part B of the Medicare program. We classify payments from individuals who pay directly for services without government assistance as private pay revenue. The private pay classification also includes revenues from commercial insurers, HMOs, and other charge-based payment sources. Veterans Administration payments are included in private pay and are made pursuant to renewable contracts negotiated with these payors.

Medicare represented approximately 30.0%, 29.3%, and 26.5% of our net revenues during 2005, 2004, and 2003, respectively. Approximately 58.0%, 59.4%, and 61.9% of our net revenues were derived from Medicaid during 2005, 2004, and 2003, respectively. Private pay represented approximately 12.0%, 11.3% and 11.6% of our net revenues during 2005, 2004, and 2003, respectively.
Consistent with the nursing home industry in general, changes in the mix of a facility’s patient population among Medicaid, Medicare, and private pay can significantly affect the profitability of the facility’s operations.
Year Ended December 31, 2005 Compared With Year Ended December 31, 2004
As noted in the overview, we have entered into several divestiture and lease termination transactions in recent periods, and our consolidated financial statements have been reclassified to present such transactions as discontinued operations. Accordingly, the related revenue, expenses, assets, liabilities and cash flows have been reported separately, and the discussion below addresses principally the results of our continuing operations.
Revenues. Net revenues increased to $203.7 million in 2005 from $191.2 million in 2004, an increase of $12.5 million, or 6.5%. The increase in revenues is due to Medicare rate increases, increased Medicare utilization and increased Medicaid rates in certain states. As a percentage of total census, Medicare days increased to 13.0% in 2005 from 12.7% in 2004. Medicare revenues were 30.0% of patient revenue in 2005 and 29.3% in 2004, while Medicaid and similar programs were 58.0% in 2005 compared to 59.4% in 2004.
Ancillary service revenues, prior to contractual allowances, increased to $42.2 million in 2005 from $36.7 million in 2004, an increase of $5.5 million, or 14.9%. The increase is primarily attributable to increased Medicare census and higher acuity patients.
Operating expense. Operating expense increased to $155.5 million in 2005 from $147.8 million in 2004, an increase of $7.7 million, or 5.2%. As a percentage of patient and resident revenues, operating expense decreased to 76.4% in 2005 from 77.3% in 2004. The increase in operating expense is primarily attributable to cost increases related to wages and benefits, partially offset by a decrease in employee health insurance costs. The decrease in operating costs as a percent of patient and resident revenues is primarily due to the effects of increases in Medicare and Medicaid rates and increased Medicare utilization, as discussed above.
The largest component of operating expenses is wages, which increased to $92.0 million in 2005 from $86.2 million in 2004, an increase of $5.8 million, or 6.7%. This increase is primarily attributable to an increase in wages as a result of competitive labor markets in most of the areas in which we operate and increased Medicare census. This increase was partially offset by a reduction in employee health insurance costs, which were $1.4 million lower in 2005 compared to 2004. Employee health insurance costs can vary significantly from year to year, and this large decrease is not expected to continue in 2006.
Lease expense. Lease expense increased to $15.8 million in 2005 from $15.3 million in 2004. The increase in rent expense is primarily due to contingent rent expense incurred in connection with certain leases, and to increased expense in connection with a lease for one facility that was renewed effective April 2005. These increases were partially offset by reduced rent following the purchase of a leased facility in 2005.
Professional liability. Professional liability expense in 2005 resulted in a net benefit of $4.0 million, compared to a benefit of $1.8 million in 2004, an increase in net benefit of $2.2 million. During 2005, we reduced our total recorded liabilities for self-insured professional liability risks to $34.5 million, down from $42.9 million at December 31, 2004. Downward adjustments in the liability primarily resulting from the quarterly actuarial valuations were partially offset by the provision for current liability claims recorded during 2005, resulting in a net benefit of $4.0 million in the period. These reductions were primarily the result of the effects of settlements of certain claims for amounts less than had been reserved in prior periods and the resulting effect of these settlements on the assumptions inherent to the actuarial estimate. These self-insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Professional liability costs include cash and non-cash charges recorded based on current actuarial reviews. The actuarial reviews include estimates of known claims and an estimate of claims that may have occurred, but have not yet been reported to us.
General and administrative expense. General and administrative expense increased to $13.3 million in 2005 from $11.7 million in 2004, an increase of $1.6 million or 13.8%. The increase is primarily attributable to increased compensation costs, compliance costs and travel expenses. As a percentage of total net revenues, general and administrative expense was approximately 6.5% in 2005 and 6.1% and 2004.
Asset impairment and other charges. During 2005 and 2004, we recorded impairment charges in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and certain other charges as follows:

	2005	2004
Impairment of long-lived assets	$4,397,000	$8,419,000
Assisted living lease terminations	—	341,000

	4,397,000	8,760,000
Less–amount included in discontinued operations	4,397,000	8,541,000

Asset impairment and other charges included in continuing operations	$—	$219,000

During 2005, an impairment charge of $4.4 million was recorded for eleven assisted living facilities to reduce the net book value of these properties to their estimated net realizable value. These properties are expected to be sold in the second quarter of 2006. As a result of projected cash flows, impairment charges of $8.4 million were recorded in 2004 for five nursing centers, including three leased facilities and two owned facilities, and for six owned assisted living facilities.
During 2004, we terminated leases covering three nursing centers, and settled a dispute related to an assisted living facility lease termination from 2002. We incurred lease termination charges of approximately $341,000 in 2004, consisting of the remaining net book value of the related facilities, costs of completing the transactions and settlement charges. These lease termination charges are included in the results of discontinued operations.
Depreciation. Depreciation expense increased to $3.5 million in 2005 from $3.2 million in 2004, an increase of $0.3 million or 8.2%. The increase was primarily due to capital expenditures made during the periods.
Foreign currency transaction gain. A foreign currency transaction gain of $161,000 was recorded in 2005, compared to a gain of $784,000 in 2004. These gains result from foreign currency translation of a note receivable from the sale of our Canadian operations.
Interest income. Interest income increased to $534,000 in 2005 from $286,000 in 2004, an increase of $248,000. The majority of this interest income is non-cash interest income related to amortization of discount on a note receivable recorded in connection with the May 2004 sale of our Canadian subsidiary.
Interest expense. Interest expense increased to $3.4 million in 2005 from $3.1 million in 2004, an increase of $0.3 million or 10.2%. Interest expense increased as a result of new notes issued in connection with the acquisition of a facility and the settlement of certain professional liability claims and other disputes, and interest rate increases on our variable rate debt. These increases were offset by reduction in interest as a result of the payment of debt.
Income from continuing operations before income taxes; income from continuing operations per common share. As a result of the above, continuing operations reported income before income taxes of $16.8 million in 2005 compared to income before income taxes of $12.8 million in 2004. The benefit for income taxes was $13.8 million in 2005, compared to a provision for income taxes of $0.3 million in 2004. Our effective tax rate differs materially from the statutory rate mainly due to changes in our valuation allowance for net deferred tax assets. During 2005, we reduced the valuation allowance and recorded a deferred tax benefit of $13.9 million based on our belief that it is more likely than not that some of our deferred tax assets will be realized due to the Company’s achieved earnings trend and outlook. We have provided a valuation allowance where the turnaround of existing temporary differences will more likely result in additional net operating loss carry forward credits, for existing net operating loss carry forward credits, and for existing temporary differences the turnaround of which are not likely. In future periods, we will continue to assess the need for and adequacy of the remaining valuation allowance of $17.6 million. Any such change may be material in the period in which the change is recorded. The basic and diluted income per share from continuing operations were $5.29 and $4.69, respectively, in 2005, as compared to a basic and diluted income per share from continuing operations of $2.16 and $1.93, respectively, in 2004.
Income from discontinued operations. As discussed in the overview at the start of Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have completed several divestitures, and have reclassified our consolidated financial statements to present these divestitures as discontinued operations for all periods presented. Loss from discontinued operations, net of taxes, was approximately $5.7 million in 2005 compared to a loss of $10.0 million in 2004. The reduction in the loss is due primarily to a reduction in the amount of impairment charges recorded related to our assisted living operations and the sale of nursing centers in Texas in 2004 and 2005. In addition, gains from the disposition of discontinued operations of $0.4 million and $0.3 million, net of related taxes, were recorded in 2005 and 2004, respectively.

Year Ended December 31, 2004 Compared With Year Ended December 31, 2003
As noted in the overview, during 2003 we entered into a lease for four Florida nursing centers. As also noted in the overview, we have entered into several divestiture and lease termination transactions in recent periods, and our consolidated financial statements have been reclassified to present such transactions as discontinued operations. Accordingly, the related revenue, expenses, assets, liabilities and cash flows have been reported separately, and the discussion below addresses principally the results of our continuing operations.
Revenues. Net revenues increased to $191.2 million in 2004 from $172.2 million in 2003, an increase of $19.0 million, or 11.0%. The increase in revenues is due to the new lease for four Florida nursing centers, increased Medicare utilization, Medicare rate increases and increased Medicaid rates in certain states, partially offset by a 1.4% decline in census in 2004 as compared to 2003. As a percentage of total census, Medicare days increased to 12.7% in 2004 from 11.5% in 2003. Medicare revenues were 29.3% of patient revenue in 2004 and 26.5% in 2003, while Medicaid and similar programs were 59.4% in 2004 compared to 61.9% in 2003.
Ancillary service revenues, prior to contractual allowances, increased to $36.7 million in 2004 from $32.0 million in 2003, an increase of $4.7 million, or 14.7%. The increase is primarily attributable to increased Medicare census with higher acuity patients and the new lease for four Florida nursing centers. Certain per person annual Medicare reimbursement limits on therapy services were implemented for approximately three months in late 2003, but were subsequently suspended.
Operating expense. Operating expense increased to $147.8 million in 2004 from $135.5 million in 2003, an increase of $12.3 million, or 9.1%. As a percentage of patient and resident revenues, operating expense decreased to 77.3% in 2004 from 78.7% in 2003. The increase in operating expenses is primarily attributable to cost increases related to wages and benefits and the operating costs of the four new leased Florida nursing centers. The decrease in operating expense as a percent of patient and resident revenues is primarily due to the effects of increases in Medicare and Medicaid rates and increased Medicare utilization, as discussed above.
The largest component of operating expenses is wages, which increased to $86.2 million in 2004 from $76.7 million in 2003, an increase of $9.5 million, or 12.4%. This increase is primarily attributable to costs of the four new leased Florida nursing centers, an increase in wages as a result of competitive labor markets in most of the areas in which we operate and increased Medicare census. Partially offsetting this increase, we experienced a decrease in wages as a result of reduced costs associated with reduced Medicaid census.
Lease expense. Lease expense increased to $15.3 million in 2004 from $14.9 million in 2003, an increase of $0.4 million, or 2.7%. The increase in lease expense is primarily attributable to the additional rent for the new Florida leased facilities.
Professional liability. Professional liability expense in 2004 resulted in a net benefit of $1.8 million, compared to an expense of $15.2 million in 2003, a decrease in expense of $17.0 million. During 2004, we reduced our total recorded liabilities for self-insured professional liability risks associated with the settlement of certain professional liability claims to $42.9 million, down from $47.2 million at December 31, 2003. Downward adjustments in the liability primarily resulting from the quarterly actuarial valuations were partially offset by the provision for current liability claims recorded during 2004, resulting in a net benefit of $1.8 million in 2004. These reductions were primarily the result of the effects of settlements of certain claims for amounts less than previously estimated. These self-insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Professional liability costs include cash and non-cash charges recorded based on current actuarial reviews. The actuarial reviews include estimates of known claims and an estimate of claims that may have occurred, but have not yet been reported to us.
General and administrative expense. General and administrative expense increased to $11.7 million in 2004 from $10.6 million in 2003, an increase of $1.1 million, or 10.0%. The increase is primarily due to increased compensation costs. As a percentage of total revenue, general and administrative expense decreased to 6.1% in 2004 from 6.2% in 2003.
Asset impairment and other charges. During 2005 and 2004, we recorded impairment charges in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and certain other charges as follows:

	2004	2003
Impairment of long-lived assets	$8,419,000	$1,703,000
Assisted living lease terminations	341,000	389,000

	8,760,000	2,092,000
Less–amount included in discontinued Operations	8,541,000	1,915,000

Asset impairment and other charges included in continuing operations	$219,000	$177,000

As a result of projected cash flows, impairment charges of $8.4 million were recorded in 2004 for five nursing centers, including three leased facilities and two owned facilities, and for six owned assisted living facilities. During 2003, we recorded impairment charges of $1.7 million for one leased nursing center and three owned assisted living facilities.
We terminated leases covering three nursing centers in 2004 and one assisted living facility in 2003. In addition, during 2004, we settled a dispute related to an assisted living facility lease termination from 2002. We incurred lease termination charges of approximately $341,000 in 2004 and $389,000 in 2003, consisting of the remaining net book value of the related facilities, costs of completing the transactions and settlement charges. These lease termination charges are included in the results of discontinued operations.
Depreciation. Depreciation expense was approximately $3.2 million in 2004 and 2003.
Foreign currency transaction gain. A foreign currency transaction gain of $784,000 in 2004 was the result of foreign currency translation of a note receivable from the sale of our Canadian operations.
Interest income. Interest income increased to $286,000 in 2004 from $102,000 in 2003, an increase of $184,000. The increase in interest income is primarily due to non-cash interest income related to a note receivable recorded in connection with the sale of our Canadian operations.
Interest expense. Interest expense was approximately $3.1 million in 2004 and 2003. Interest expense increased as a result of promissory notes issued in connection with the settlement of certain professional liability claims and other disputes, and interest rate increases on our variable rate debt. These increases were offset by reduction in interest as a result of the payment of debt with proceeds from the sale of our Canadian operations.
Income (loss) from continuing operations before income taxes; income (loss) from continuing operations per common share. As a result of the above, continuing operations reported income before income taxes of $12.8 million in 2004 compared to a loss before income taxes of $10.3 million in 2003. The provision for income taxes was $0.3 million in 2004, while no income tax provision was required in 2003. Our effective tax rate differs materially from the statutory rate mainly due to changes in our valuation allowance for net deferred tax assets. The basic and diluted income per share from continuing operations were $2.16 and $1.93, respectively, in 2004, as compared to a basic and diluted loss per share from continuing operations of $1.92 each in 2003.
Income (loss) from discontinued operations. As discussed in the overview at the start of Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have completed several divestitures, and have reclassified our consolidated financial statements to present these divestitures as discontinued operations for all periods presented. Loss from discontinued operations, net of taxes, was approximately $10.0 million in 2004 compared to $1.0 million in 2003. The increase in the loss from discontinued operations in 2004 is primarily due to impairment charges recorded in 2004 related to the assisted living operations, and the sale of the Canadian operations in May 2004. In addition, gains from the disposition of discontinued operations of $0.3 million, net of related taxes, were recorded in 2004.
Liquidity and Capital Resources
As of December 31, 2005, we had $31.5 million of scheduled debt maturities in 2006 that must be repaid or refinanced during the next twelve months. In addition, as of December 31, 2005 we were not in compliance with certain financial covenants and we have not obtained waivers of the non-compliance. As a result, we have classified $47.4 million of debt as current liabilities as of December 31, 2005. However, we are actively working with our lenders to address these issues.
On March 17, 2006, we entered into a two year renewal of our term notes and working capital line of credit agreements with our primary bank lender. In addition, the lender agreed to amend certain covenants of the notes to bring us into compliance with such covenants. We expect that our term notes with this lender will be repaid in full during the course of the two year term of this agreement.
We have entered into an agreement to sell 11 of our assisted living facilities in North Carolina for approximately $11.0 million. We expect to close this transaction in the second quarter of 2006, although no assurances can be given. We have entered into an agreement to sell the remaining assisted living facility in North Carolina. The sale is subject to customary contingencies, including the purchaser obtaining financing and completing due diligence.

These facilities and three nursing centers are collateral for mortgage debt with a commercial finance company that totals approximately $27.7 million as of December 31, 2005. These mortgages mature on April 1, 2006. We have entered into a 60 day extension for $17.7 million in mortgage loans that are secured by the assisted living facilities. We are engaged in negotiations with the lender, and anticipate that once the sale of the facilities is completed, we will be able to refinance the remaining debt with the lender for a longer term. We have also entered into a 90 day extension of $10.0 million in mortgage loans that are secured by the three nursing centers with this lender, and are engaged in discussions with the lender to refinance those loans for a longer term. No agreement has been reached, and no assurances can be made that these efforts will be successful.
Certain of our debt agreements contain various financial covenants, the most restrictive of which relate to cash flow, debt service coverage ratios, and limits on the payment of dividends to shareholders. As of December 31, 2005, we were not in compliance with certain of the financial covenants contained in our debt and lease agreements. We have not obtained waivers of the non-compliance. Cross-default or material adverse change provisions contained in the debt agreements allow the holders of debt totaling approximately $46.3 million to demand immediate repayment. We would not be able to repay this indebtedness if the applicable lenders demanded repayment.
The existing events of default under our debt agreements could lead to actions by the lenders that could result in an event of default under our lease agreements covering a majority of our nursing facilities. Should such a default occur in the related lease agreements, the lessor would have the right to terminate the lease agreements and assume operating rights with respect to the leased properties. The net book value of property and equipment, including leasehold improvements, related to these facilities total approximately $4.2 million as of December 31, 2005. A default in these lease agreements would also give the holder of the Series B Redeemable Convertible Preferred Stock the right to require us to redeem those shares.
We have numerous pending liability claims, disputes and legal actions for professional liability and other related issues. We have limited, and sometimes no, professional liability insurance with respect to many of these claims. As of December 31, 2005, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred but unreported claims of $34.5 million. We do not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof. In the event a significant judgment is entered against us in one or more of these legal actions in which there is no or insufficient professional liability insurance, we do not anticipate that we will have the ability to pay such a judgment or judgments. As of December 31, 2005, future committed settlements total $1.6 million over the next twelve months, and $1.9 million in total. Certain of these commitments have been evidenced by promissory notes which have been included with debt in the accompanying balance sheet. Settlements of currently pending claims will require additional cash expenditures. These payments made or due in connection with settlement of disputed claims could have a material adverse impact on our ability to meet our obligations as they become due.
As of December 31, 2005, and for the year then ended, we had no borrowings under our working capital line of credit. The maximum outstanding balance of the working capital line of credit is $2.3 million. There are certain limitations based on borrowing base restrictions. The working capital line of credit matures in January 2008 with interest at either LIBOR plus 2.5% or the bank’s prime rate plus 0.50% (up to a maximum of 9.5%).
As a result of the factors discussed above, at December 31, 2005, we had negative working capital of $40.0 million and a current ratio of 0.44, compared with negative working capital of $45.5 million and a current ratio of 0.36 at December 31, 2004.
The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts of liabilities that might result should we be unable to continue as a going concern. The report of the independent registered public accounting firm on our financial statements at December 31, 2005, 2004 and 2003 includes a paragraph with regards to the uncertainty of our ability to continue as a going concern.
Net cash provided by operating activities of continuing operations totaled $9.6 million, $5.6 million and $1.5 million in 2005, 2004 and 2003, respectively. These amounts primarily represent the cash flows from net operations plus changes in non-cash components of operations and by working capital changes. Discontinued operations used $0.6 million of cash in 2005, and provided cash of $2.0 million and $4.1 million in 2004 and 2003, respectively.
Investing activities of continuing operations used $8.3 million and $2.2 million of cash in 2005 and 2003, respectively, and provided $2.8 million of cash in 2004. These amounts primarily represent purchases of property, plant and equipment, the purchase of a facility in 2005 and proceeds from the sale of our Canadian operations in 2004. We have used between $2.1 million and $3.4 million for capital expenditures of continuing operations in the three calendar years ending December 31, 2005. Such expenditures were primarily for facility improvements and equipment, which were financed principally through working capital. For the year ending December 31, 2006, we anticipate that capital expenditures for improvements and equipment for our existing facility operations will require approximately $2.9 million of cash. Investing activities of discontinued operations used cash of $0.8 million, $1.3 million and $0.9 million in 2005, 2004 and 2003, respectively.
Financing activities of continuing operations provided $1.4 million of cash in 2005, and used $8.0 million and $1.4 million of cash in 2004 and 2003, respectively. In 2005, proceeds of debt issuance provided cash of $11.7 million. These funds were used to acquire a facility and retire existing debt. Proceeds from the sale of our Canadian operations in 2004 were used to repay debt. Financing activities of discontinued operations used no cash in 2005 and used cash of $44,000 and $158,000 in 2004 and 2003, respectively.
Receivables
Our operations could be adversely affected if we experience significant delays in reimbursement of our labor and other costs from Medicare, Medicaid and other third-party revenue sources. Our future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on our liquidity. Continued efforts by governmental and third-party payors to contain or reduce the acceleration of costs by monitoring reimbursement rates, by increasing medical review of bills for services, or by negotiating reduced contract rates, as well as any delay by us in the processing of our invoices, could adversely affect our liquidity and results of operations.
Accounts receivable of continuing operations attributable to the provision of patient and resident services at December 31, 2005 and 2004 totaled $18.9 million and $17.6 million, respectively, representing approximately 32 and 30 days in accounts receivable at each year end, respectively. The allowance for bad debt was $1.7 million at both December 31, 2005 and 2004.
We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.
Inflation
We do not believe that our operations have been materially affected by inflation. We expect salary and wage increases for our skilled staff to continue to be higher than average salary and wage increases, as is common in the health care industry.
Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29. This Statement amends APB Opinion No. 29, Accounting for Non-monetary Transactions. The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The provisions of SFAS 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We adopted SFAS 153 beginning July 1, 2005. The future effect of SFAS 153 on our financial statements will depend on whether we enter into certain non-monetary transactions. We, however, do not expect the adoption of this Statement to have a significant impact on our financial position or results of operations.
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. We will be required to apply this Statement beginning January 1, 2006. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. We plan to adopt SFAS No. 123R using the modified prospective method, in which compensation cost is recognized beginning with the effective date (a) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. We have no unvested awards granted to employees on the effective date. However, we have adopted a new stock option plan and have granted options subject to shareholder approval. If this plan is approved, we will record expense for awards under this plan in accordance with the provisions of SFAS No. 123R.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. Thus, the statement becomes effective for us for accounting changes and error corrections made on or after January 1, 2006. Early adoption of this standard is permitted for accounting changes and error corrections made in fiscal years beginning after June 1, 2005. We do not expect the adoption of Statement 154 to have a significant impact on our financial position or results of operations.
Forward-Looking Statements
The foregoing discussion and analysis provides information deemed by Management to be relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read in conjunction with our consolidated financial statements included herein. Certain statements made by or on behalf of us, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties including, but not limited to, uncertainty regarding our ability to complete all of the described transactions and restructure the remaining debt, changes in governmental reimbursement, government regulation and health care reforms, the increased cost of borrowing under our credit agreements, covenant waivers from our lenders, possible amendments to our credit agreements, ability to control ultimate professional liability costs, the accuracy of our estimate of our anticipated professional liability expense, the impact of future licensing surveys, the outcome of regulatory proceedings alleging violations of laws and regulations governing quality of care or violations of other laws and regulations applicable to our business, changing economic conditions as well as others. Investors also should refer to the risks identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as risks identified in “Part 1. Item 1A. Risk Factors” for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, cautions investors not to place undue reliance on them. Actual results may differ materially from those described in such forward-looking statements. Such cautionary statements identify important factors that could cause our actual results to materially differ from those projected in forward-looking statements. In addition, we disclaim any intent or obligation to update these forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of December 31, 2005, we had outstanding borrowings of approximately $47.5 million, including $2.9 million in fixed-rate borrowings and $44.6 million in variable-rate borrowings. In the event that interest rates were to change 1%, the impact on future cash flows would be approximately $446,000 annually, representing the impact of increased interest expense on variable rate debt.
We have a note receivable denominated in Canadian dollars related to the sale of our Canadian operations. This note is currently recorded on our balance sheet at $5.7 million US based on the outstanding balance of the note and the exchange rate as of December 31, 2005. The carrying value of the note in our financial statements will be increased or decreased each period based on fluctuations in the exchange rate between US and Canadian currencies, and the effect of such changes will be included as income or loss in our statement of operations in the period of change. In 2005 and 2004, we reported transaction gains of $161,000 and $784,000, respectively, as a result of the effect of changes in the currency exchange rates on this note. A further change of 1% in the exchange rate between US and Canadian currencies would result in a corresponding increase or decrease to earnings of approximately $57,000.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Audited financial statements are contained on pages F-1 through F-36 of this Annual Report on Form 10-K and are incorporated herein by reference. Audited supplemental schedule data is contained on pages S-1 and S-2 of this Annual Report on Form 10-K and is incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Advocat, with the participation of our principal executive and financial officers has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2005. Based on this evaluation, the principal executive and financial officers have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has been no change (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that has occurred during our fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information concerning our Directors and Executive Officers is incorporated herein by reference to our definitive proxy materials for our 2006 Annual Meeting of Shareholders.
ITEM 11. EXECUTIVE COMPENSATION
Information concerning Executive Compensation is incorporated herein by reference to our definitive proxy materials for our 2006 Annual Meeting of Shareholders.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information concerning Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to our definitive proxy materials for our 2006 Annual Meeting of Shareholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information concerning Certain Relationships and Related Transactions is incorporated herein by reference to our definitive proxy materials for our 2006 Annual Meeting of Shareholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning the fees and services provided by our principal accountant is incorporated herein by reference to our definitive proxy materials for our 2006 Annual Meeting of Shareholders.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The Financial statements and schedules for us and our subsidiaries required to be included in Part II, Item 8 are listed below.

Form 10-K
Pages
Financial Statements
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2005 and 2004	F-2

Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003	F-3

Consolidated Statements of Shareholders’ Deficit for the Years Ended December 31, 2005, 2004 and 2003	F-4

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2005, 2004 and 2003	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003	F-6

Notes to Consolidated Financial Statements as of December 31, 2005, 2004 and 2003	F-8 to F-36

Financial Statement Schedules
Schedule II – Valuation and Qualifying Accounts	S-1 to S-2
Exhibits
The exhibits filed as part of this Report on Form 10-K are listed in the Exhibit Index immediately following the financial statement pages.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ADVOCAT INC.
/s/Wallace E. Olson
Wallace E. Olson
Chairman of the Board
March 29, 2006

/s/William R. Council, III
William R. Council, III
President and Chief Executive Officer
(Principal Executive Officer)
March 29, 2006

/s/L. Glynn Riddle, Jr.
L. Glynn Riddle, Jr.
Vice President, Chief Financial Officer, Secretary
(Principal Financial and Accounting Officer)
March 29, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Wallace E. Olson	/s/William C. O’Neil

Wallace E. Olson	William C. O’Neil
Chairman of the Board	Director
March 29, 2006	March 29, 2006

/s/William R. Council, III	/s/Richard M. Brame

William R. Council, III	Richard M. Brame
President and Chief Executive Officer	Director
Director	March 29, 2006
March 29, 2006

/s/Robert Z. Hensley

Robert Z. Hensley
Director
March 29, 2006

ADVOCAT INC. AND SUBSIDIARIES
Consolidated Financial Statements
For the Years Ended December 31, 2005, 2004 and 2003
Together with Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Advocat Inc.
Brentwood, Tennessee:
We have audited the accompanying consolidated balance sheets of Advocat Inc. as of December 31, 2005 and 2004 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ deficit and cash flows for each of the three years in the period ended December 31, 2005. We have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advocat Inc. as of December 31, 2005 and 2004 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedules present fairly, in all material respects, the information set forth therein.
The accompanying consolidated financial statements and schedules have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company is not in compliance with certain debt covenants that allow the holders to demand immediate repayment and has limited resources, including working capital, available to fund the reserve recorded for retained professional liability risk and to meet its debt service requirements during 2006. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements and schedules do not include any adjustments that might result from the outcome of this uncertainty.
As explained in Note 2 to the financial statements, the Company has retroactively presented the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.
/s/BDO Seidman, LLP
Memphis, Tennessee
March 28, 2006

ADVOCAT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

ASSETS	2005	2004
CURRENT ASSETS:
Cash and cash equivalents	$7,070,000	$5,829,000
Restricted cash	625,000	773,000
Receivables, less allowance for doubtful accounts of $1,722,000 and $1,712,000, respectively	18,147,000	16,073,000
Current portion of note receivable	497,000	481,000
Prepaid expenses and other current assets	4,681,000	2,808,000
Deferred income taxes	1,004,000	—
Discontinued operations	2,000	36,000

Total current assets	32,026,000	26,000,000

PROPERTY AND EQUIPMENT, at cost	57,052,000	47,433,000
Less accumulated depreciation	(30,327,000)	(27,378,000)
Discontinued operations, net	12,696,000	16,780,000

Property and equipment, net	39,421,000	36,835,000

OTHER ASSETS:
Deferred income taxes	12,856,000	—
Note receivable, net of current portion	5,198,000	5,214,000
Deferred financing and other costs, net	362,000	78,000
Deferred lease costs, net	165,000	1,174,000
Other assets	3,734,000	3,091,000

Total other assets	22,315,000	9,557,000

	$93,762,000	$72,392,000

LIABILITIES AND SHAREHOLDERS’ DEFICIT	2005	2004
CURRENT LIABILITIES:
Current portion of long-term debt	$18,609,000	$8,741,000
Current portion of settlement promissory notes	1,106,000	1,374,000
Short-term debt	27,704,000	35,838,000
Trade accounts payable	4,415,000	4,905,000
Accrued expenses:
Payroll and employee benefits	8,495,000	6,826,000
Interest	1,024,000	790,000
Current portion of self-insurance reserves	5,952,000	10,002,000
Other current liabilities	4,691,000	3,013,000

Total current liabilities	71,996,000	71,489,000

NONCURRENT LIABILITIES:
Settlement promissory notes, less current portion	128,000	1,071,000
Self-insurance reserves, less current portion	29,041,000	32,695,000
Other noncurrent liabilities	4,717,000	4,559,000

Total noncurrent liabilities	33,886,000	38,325,000

COMMITMENTS AND CONTINGENCIES

SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK, authorized 600,000 shares, $.10 par value, 393,658 shares issued and outstanding, at redemption value	4,750,000	4,432,000

SHAREHOLDERS’ DEFICIT:
Series A preferred stock, authorized 400,000 shares, $.10 par value, none issued and outstanding		—
Common stock, authorized 20,000,000 shares, $.01 par value, 5,725,000 and 5,493,000 shares issued and outstanding, respectively	57,000	57,000
Paid-in capital	16,022,000	16,022,000
Accumulated deficit	(32,949,000)	(57,933,000)

Total shareholders’ deficit	(16,870,000)	(41,854,000)

	$93,762,000	$72,392,000

The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2005	2004	2003
REVENUES:
Patient revenues, net	$203,658,000	$191,224,000	$172,144,000
Management fees	—	—	82,000

	203,658,000	191,224,000	172,226,000

EXPENSES:
Operating	155,512,000	147,842,000	135,479,000
Lease	15,836,000	15,283,000	14,883,000
Professional liability	(3,962,000)	(1,834,000)	15,154,000
General and administrative	13,311,000	11,692,000	10,628,000
Depreciation	3,493,000	3,228,000	3,170,000
Asset impairment and other charges	—	219,000	177,000

	184,190,000	176,430,000	179,491,000

OPERATING INCOME (LOSS)	19,468,000	14,794,000	(7,265,000)

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	161,000	784,000	—
Interest income	534,000	286,000	102,000
Interest expense	(3,382,000)	(3,069,000)	(3,091,000)

	(2,687,000)	(1,999,000)	(2,989,000)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	16,781,000	12,795,000	(10,254,000)
PROVISION (BENEFIT) FOR INCOME TAXES	(13,820,000)	266,000	—

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	30,601,000	12,529,000	(10,254,000)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Operating loss, net of tax provision of $359,000, $88,000 and $691,000, respectively	(5,698,000)	(10,038,000)	(967,000)
Gain on sale, net of tax provision of $ 0, $436,000 and $0, respectively	399,000	290,000	—

NET LOSS FROM DISCONTINUED OPERATIONS	(5,299,000)	(9,748,000)	(967,000)

NET INCOME (LOSS)	25,302,000	2,781,000	(11,221,000)
PREFERRED STOCK DIVIDENDS, ACCRUED BUT NOT PAID	318,000	297,000	277,000

NET INCOME (LOSS) FOR COMMON STOCK	$24,984,000	$2,484,000	$(11,498,000)

NET INCOME (LOSS) PER COMMON SHARE:
Per common share – basic
Income (loss) from continuing operations	$5.29	$2.16	$(1.92)
Loss from discontinued operations	(0.93)	(1.72)	(0.17)

	$4.36	$0.44	$(2.09)

Per common share – diluted
Income (loss) from continuing operations	$4.69	$1.93	$(1.92)
Loss from discontinued operations	(0.81)	(1.51)	(0.17)

	$3.88	$0.42	$(2.09)

WEIGHTED AVERAGE COMMON SHARES:
Basic	5,725,000	5,660,000	5,493,000

Diluted	6,498,000	6,437,000	5,493,000

The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

					Cumulative
	Common Stock		Paid-in	Accumulated	Translation
	Shares	Amount	Capital	Deficit	Adjustment	Total
BALANCE, December 31, 2002	5,493,000	$55,000	$15,908,000	$(48,919,000)	$(872,000)	$(33,828,000)

Net loss	—	—	—	(11,221,000)	—	(11,221,000)
Preferred stock dividends	—	—	—	(277,000)	—	(277,000)
Translation loss, net of tax	—	—	—	—	2,567,000	2,567,000

BALANCE, DECEMBER 31, 2003	5,493,000	55,000	15,908,000	(60,417,000)	1,695,000	(42,759,000)

Exercise of stock options	232,000	2,000	114,000	—	—	116,000
Net income	—	—	—	2,781,000	—	2,781,000
Preferred stock dividends	—	—	—	(297,000)	—	(297,000)
Translation loss, net of tax	—	—	—	—	(1,695,000)	(1,695,000)

BALANCE, DECEMBER 31, 2004	5,725,000	57,000	16,022,000	(57,933,000)	—	(41,854,000)

Net income	—	—	—	25,302,000	—	25,302,000
Preferred stock dividends				(318,000)		(318,000)

BALANCE, DECEMBER 31, 2005	5,725,000	$57,000	$16,022,000	$(32,949,000)	$—	$(16,870,000)

The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2005	2004	2003
NET INCOME (LOSS) FOR COMMON STOCK	$24,984,000	$2,484,000	$(11,498,000)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	—	(2,685,000)	3,889,000
Related income tax benefit (provision)	—	990,000	(1,322,000)

	—	(1,695,000)	2,567,000

COMPREHENSIVE INCOME (LOSS)	$24,984,000	$789,000	$(8,931,000)

The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2004	2003
		Revised – See Note 2	Revised – See Note 2
OPERATING ACTIVITIES:
Net income (loss)	$25,302,000	$2,781,000	$(11,221,000)
Loss from discontinued operations	(5,299,000)	(9,748,000)	(967,000)

Net income (loss) from continuing operations	30,601,000	12,529,000	(10,254,000)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by continuing operations:
Depreciation	3,493,000	3,228,000	3,170,000
Provision for doubtful accounts	1,560,000	1,359,000	1,534,000
Deferred income tax provision	4,196,000	—	—
Reduction in valuation allowance for deferred tax assets	(18,056,000)	—	—
Provision for self-insured professional liability, net of benefit from reduction in related accrual	(4,569,000)	(2,560,000)	14,053,000
Payment of professional liability costs	(4,111,000)	(3,286,000)	(2,699,000)
Amortization of deferred balances	342,000	386,000	381,000
Provision for leases in excess of cash payments	158,000	467,000	815,000
Asset impairment and other charges	—	219,000	177,000
Foreign currency transaction gain	(161,000)	(784,000)	—
Non-cash interest income	(428,000)	(229,000)	—
Non-cash interest expense	164,000	153,000	162,000

Net cash provided by operating activities before changes in other assets and liabilities	13,189,000	11,482,000	7,339,000
Changes in other assets and liabilities affecting operating activities:
Receivables, net	(3,798,000)	(1,856,000)	(5,061,000)
Prepaid expenses and other assets	(2,516,000)	(1,546,000)	(1,752,000)
Trade accounts payable and accrued expenses	2,745,000	(2,516,000)	993,000

Net cash provided by continuing operations	9,620,000	5,564,000	1,519,000
Net cash provided (used) by discontinued operations	(629,000)	1,980,000	4,102,000

Net cash provided by operating activities	8,991,000	7,544,000	5,621,000

(Continued)

ADVOCAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Year Ended December 31,
	2005	2004	2003
		Revised – See Note 2	Revised – See Note 2
INVESTING ACTIVITIES:
Purchases of property and equipment	$(3,410,000)	$(2,992,000)	$(2,109,000)
Purchase of skilled nursing center	(6,753,000)	—	—
Proceeds from sale of property and subsidiary	399,000	5,318,000	179,000
Decrease in restricted cash deposits	148,000	479,000	—
Note receivable collection	589,000	—	—
Proceeds from sale of lessor’s property	780,000	—	—
Deposits and other deferred balances	(84,000)	—	(258,000)

Net cash provided (used) by continuing operations	(8,331,000)	2,805,000	(2,188,000)
Net cash used by discontinued Operations	(840,000)	(1,280,000)	(879,000)

Net cash provided (used) in investing activities	(9,171,000)	1,525,000	(3,067,000)

FINANCING ACTIVITIES:
Repayment of debt obligations	(9,966,000)	(6,826,000)	(2,658,000)
Proceeds from issuance of debt	11,700,000	—	—
Financing costs	(313,000)	(28,000)	(43,000)
Net proceeds from (repayment of) lines of credit	—	(1,275,000)	1,275,000
Proceeds from exercise of stock options	—	116,000	—

Net cash provided by (used for) continuing operations	1,421,000	(8,013,000)	(1,426,000)
Net cash used by discontinued operations	—	(44,000)	(158,000)

Net cash provided by (used for) financing activities	1,421,000	(8,057,000)	(1,584,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,241,000	1,012,000	970,000

CASH AND CASH EQUIVALENTS, beginning of period	5,829,000	4,817,000	3,847,000

CASH AND CASH EQUIVALENTS, end of period	$7,070,000	$5,829,000	$4,817,000

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$3,029,000	$2,652,000	$2,732,000

Cash payments of income taxes, net of refunds	$111,000	$140,000	$—

NON-CASH TRANSACTIONS:
     In 2005, 2004 and 2003, the Company accrued, but did not pay, preferred stock dividends of $318,000, $297,000 and $277,000, respectively.
     During 2005 and 2004, promissory notes totaling $481,000 and $3,331,000, respectively, were issued in connection with the settlement of certain professional liability claims and other disputes.
The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005, 2004 AND 2003
1. COMPANY AND ORGANIZATION
Advocat Inc. (together with its subsidiaries, “Advocat” or the “Company”) provides long-term care services to nursing center patients in eight states, primarily in the Southeast. The Company’s centers provide a range of health care services to their patients and residents. In addition to the nursing, personal care and social services usually provided in long-term care centers, the Company offers a variety of comprehensive rehabilitation services as well as nutritional support services.
As of December 31, 2005, the Company’s continuing operations consist of 43 nursing centers with 4,505 licensed nursing beds and 78 assisted living units. The Company’s continuing operations include nine owned nursing centers and 34 leased nursing centers. The Company’s continuing operations include centers in Alabama, Arkansas, Florida, Kentucky, Ohio, Tennessee, Texas and West Virginia.
The Company has undertaken several divestitures through sale of assets and lease terminations, as more fully described in Notes 10 and 14. The divested operations have generally been poor performing properties. In November 2005, the Company entered into a definitive agreement to sell certain assets of eleven assisted living facilities located in North Carolina. The sale is contingent on the purchaser’s ability to obtain licenses to operate the buildings, and is expected to close in the second quarter of 2006, although no assurances can be given. In March 2006, the Company entered into an agreement to sell its only remaining assisted living facility in North Carolina. The sale is subject to customary contingencies, including the purchaser obtaining financing and completing due diligence. In February 2005, the Company sold two nursing centers in Texas. A lease covering three nursing centers in Texas expired in December 2004 and was not renewed. In November 2004, the Company sold certain assets of its medical supply business, Advocat Distribution Services. In May 2004, the Company sold the stock of its Canadian subsidiary, Diversicare Canada Management Services Co., Inc. (“DCMS”). The Company terminated one assisted living facility lease in 2003 and closed another assisted living facility in 2003. Each of these facilities and businesses constitute components under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and, accordingly, the Company has reclassified the operations of each of these components to discontinued operations.
Effective April 1, 2003, the Company entered into leases for four nursing centers in Florida that had previously been managed by the Company under management contracts as described in Note 14.
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
Basis of Accounting
The accompanying consolidated financial statements have been prepared assuming that Advocat will continue as a going concern. The Company has a net working capital deficit of $40.0 million as of December 31, 2005. As discussed in Note 14, the Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $34.5 million as of December 31, 2005. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof. The Company has $31.5 million of scheduled debt maturities (including short term debt, settlement promissory notes and current portions of long term debt) during 2006, and is in default of certain debt covenants contained in debt agreements that allow the holders of substantially all of the Company’s debt to demand immediate repayment, and has not obtained waivers of the non-compliance. Although the Company does not anticipate that such demands will be made, the continued forbearance on the part of the Company’s lenders cannot be assured. If the Company’s lenders force immediate repayment, the Company would not be able to repay the related debt outstanding. Accordingly, the Company has classified the related debt principal amounts as current liabilities in the accompanying consolidated financial statements as of December 31, 2005. Of the total $31.5 million of matured or scheduled debt maturities during the next twelve months, the Company intends to repay approximately $4.0 million from cash generated from operations and will attempt to refinance the remaining balance. The Company has entered into an agreement to sell eleven assisted living facilities for a sales price of $11.0 million. These facilities secure loans with an outstanding balance of approximately $17.7 million as of December 31, 2005, and the net proceeds from the sale of the facilities will be used to repay this debt. The Company has entered into negotiations with the lender to refinance the remaining balance of this debt, but no assurances can be given these negotiations will be successful. Events of default under the Company’s debt agreements could lead to additional events of default under the Company’s lease agreements covering a majority of its nursing centers. A default in the lease agreements allows the lessor the right to terminate the lease agreements and assume operating rights with respect to the leased properties. The net book value of property and equipment, including leasehold improvements, related to these facilities total approximately $4.2 million as of December 31, 2005. A default in these lease agreements also allows the holder of the Series B Redeemable Convertible Preferred Stock the right to require the Company to redeem such stock.
The Company’s management has implemented a plan to enhance revenues related to the operations of the Company’s nursing centers. Management is focused on increasing the occupancy in its nursing centers through an increased emphasis on improving physical plants and attracting and retaining patients and residents. Management is also attempting to minimize professional liability claims in future periods through supervision and training of staff employees and by vigorously defending itself against all such claims. In the last two years, the Company has been able to reduce its outstanding debt through funds generated by internal cash flow and asset sales. The Company continues to demonstrate the ability to work with its lenders and landlords, and has entered into or amended its leases and has entered into new financing arrangements with its lenders, including agreements for the extension of leases and loans and agreements for new loans to refinance its facilities. The Company is unable to predict if it will be successful in enhancing revenues, minimizing professional liability claims, in negotiating waivers, amendments, or refinancings of outstanding debt, or if the Company will be able to meet any amended financial covenants in the future.
Regardless of the effectiveness of management’s efforts, any demands for repayment by lenders, the inability to obtain waivers or refinance the related debt, reductions in revenues from government funded programs, the termination of lease agreements or entry of a final judgment in a material amount for a professional or general liability claim would have a material adverse impact on the financial position, results of operations and cash flows of the Company. The independent registered public accounting firm’s report on the Company’s financial statements at December 31, 2005, 2004 and 2003 includes an explanatory paragraph concerning the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts of liabilities that might result should the Company be unable to continue as a going concern.
Revenues
Patient Revenues
The fees charged by the Company to patients in its nursing centers include fees with respect to individuals receiving benefits under federal and state-funded cost reimbursement programs. These revenues are based on approved rates for each facility that are either based on current costs with retroactive settlements or prospective rates with no cost settlement. Amounts earned under federal and state programs with respect to nursing home patients are subject to review by the third-party payors. In the opinion of management, adequate provision has been made for any adjustments that may result from such reviews. Final cost settlements, if any, are recorded when objectively determinable, generally within three years of the close of a reimbursement year depending upon the timing of appeals and third-party settlement reviews or audits. During the years ended December 31, 2005, 2004 and 2003, the Company recorded $315,000, $146,000 and $647,000 of net favorable estimated settlements from federal and state programs for periods prior to the beginning of fiscal 2005, 2004 and 2003, respectively.
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
The Company includes provisions for doubtful accounts in operating expenses in its consolidated statements of operations. The provisions for doubtful accounts of continuing operations were $1,560,000, $1,359,000 and $1,534,000 for 2005, 2004 and 2003, respectively.
Lease Expense
As of December 31, 2005, the Company operates 34 long-term care facilities under operating leases, including 33 owned or financed by Omega Healthcare Investors, Inc. (“Omega”) and one owned by another party. The Company’s operating leases generally require the Company to pay stated rent, subject to increases based on changes in the Consumer Price Index, a minimum percentage increase, or increases in the net revenues of the leased properties. Beginning October 1, 2001, the Company’s Omega leases required the Company to pay certain scheduled rent increases. Such scheduled rent increases are recorded as additional lease expense on a straight-line basis over the term of the related leases. The Company’s leases are “triple-net,” requiring the Company to maintain the premises, pay taxes, and pay for all utilities. The Company generally grants its lessor a security interest in the Company’s personal property located at the leased facility. The leases generally require the Company to maintain a minimum tangible net worth and prohibit the Company from operating any additional facilities within a certain radius of each leased facility. The Company is generally required to maintain comprehensive insurance covering the facilities it leases as well as personal and real property damage insurance and professional malpractice insurance. The failure to pay rentals within a specified period or to comply with the required operating and financial covenants generally constitutes a default, which default, if uncured, permits the lessor to terminate the lease and assume the property and the contents within the facility. In all cases where mortgage indebtedness exists with respect to a leased facility, the Company’s interest in the premises is subordinated to that of the lessors’ mortgage lenders.
See Note 14 for a discussion regarding the termination of leases for certain facilities during 2004 and 2003.
Classification of Expenses
The Company classifies all expenses (except interest, depreciation and lease expenses) that are associated with its corporate and regional management support functions as general and administrative expenses. All other expenses (except interest, depreciation and lease expenses) incurred by the Company at the facility level are classified as operating expenses.

Property and Equipment
Property and equipment are recorded at cost with depreciation being provided over the shorter of the remaining lease term (where applicable) or the assets’ estimated useful lives on the straight-line basis as follows:

Buildings and improvements	—	5 to 40 years
Leasehold improvements	—	2 to 10 years
Furniture, fixtures and equipment	—	2 to 15 years
Vehicles	—	5 years
Interest incurred during construction periods is capitalized as part of the building cost. Maintenance and repairs are expensed as incurred, and major betterments and improvements are capitalized. Property and equipment obtained through purchase acquisitions are stated at their estimated fair value determined on the respective dates of acquisition.
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the recoverability of the carrying values of its properties on a property by property basis. On a quarterly basis, the Company reviews its properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable. The need to recognize an impairment is based on estimated future cash flows from a property compared to the carrying value of that property. If recognition of an impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property. See Note 5 for discussion of impairment provisions recorded in 2005, 2004 and 2003.
Cash and Cash Equivalents
Cash and cash equivalents include cash on deposit with banks and all highly liquid investments with original maturities of three months or less.
Restricted Cash
Restricted cash consists of funds on deposit with a bank securing certain obligations. See Note 14.
Deferred Financing and Other Costs
Financing costs are amortized on a straight-line basis over the term of the related debt. The amortization is reflected as interest expense in the accompanying consolidated statements of operations.
Deferred Lease Costs
Deferred lease costs represent costs incurred in conjunction with the Company’s restructuring of its Omega leases during 2000 (see Note 4) and costs incurred in connection with new leases entered or renewed in 2005 and 2003 (see Note 14). Deferred lease costs are amortized on a straight-line basis over the term of the related leases.
Self Insurance
Self insurance reserves primarily represent the accrual for self insured risks associated with general and professional liability claims, employee health insurance and workers compensation. The self insurance reserves include estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs incurred and expected to be incurred. The Company’s policy with respect to a significant portion of the general and professional liability claims is to use a third-party actuary to support the estimates recorded for incurred but unreported claims. The Company’s health insurance reserve is based on known claims incurred and an estimate of incurred but unreported claims determined by an analysis of historical claims paid. The Company’s workers compensation reserve relates to periods of self insurance prior to May 1997 and a high deductible policy issued July 1, 2002 through June 30, 2003 covering most of the Company’s employees. The reserve for workers compensation self insurance prior to May 1997 consists only of known claims incurred and the reserve is based on an estimate of the future costs to be incurred for the known claims. The reserve for the high deductible policy issued July 1, 2002 is based on known claims incurred and an estimate of incurred but not reported claims determined by an analysis of historical claims incurred. Expected insurance coverages are reflected as a reduction of reserves. Professional liability claims are inherently uncertain and actual results could differ from estimates and cause the Company’s reported net income to vary significantly from period to period. The self insurance reserves are assessed on a quarterly basis based on currently available information. The amounts recorded for professional and general liability claims are adjusted for revisions in estimates and differences between actual settlements and reserves as determined each period with changes in estimated losses being recorded in the consolidated statements of operations in the period identified.
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
A key assumption is the limit of claims to a maximum of $4.5 million. The actuary has selected this limit based on our historical data. While most of the Company’s claims have been for amounts less than the $4.5 million, there have been claims at higher amounts, and there may be claims above this level in the future. The facts and circumstances of each claim vary significantly, and the amount of ultimate liability for an individual claim may vary due to many factors, including whether the case can be settled by agreement, the quality of legal representation, the individual jurisdiction in which the claim is pending, and the views of the particular judge or jury deciding the case. To date, the Company has not experienced an uninsured loss in excess of this limit. The Company’s policy is to review the actuary report and assumptions each quarter. In the event that the Company believes it has incurred a loss in excess of this limit, an adjustment to the reserves determined by the actuary would be necessary.
Income Taxes
The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach for financial accounting and reporting of income taxes. Under this method, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse. The Company assesses the need for a valuation allowance to reduce the deferred tax assets by the amount that is believed is more likely not to be utilized through the turnaround of existing temporary differences, future earnings, or a combination thereof, including certain net operating loss carryforwards we do not expect to realize due to change in ownership limitations. See Note 13 for additional information related to the provision for income taxes.
Disclosure of Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, receivables, trade accounts payable and accrued expenses approximate fair value because of the short-term nature of these accounts. The carrying amount of the Company’s debt approximates fair value because the interest rates approximate the current rates available to the Company and its individual facilities. The Company’s self-insurance reserves are reported on an undiscounted basis as the timing of estimated settlements cannot be determined.

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
Accumulated foreign currency translation unrealized gains (losses) are as follows:

	2005	2004	2003
Beginning balance	$—	$1,695,000	$(872,000)
Current period change, net of tax	—	(1,695,000)	2,567,000

Ending balance	$—	$—	$1,695,000

The accumulated foreign currency translation gain (loss) was related to DCMS, and was recognized in income from discontinued operations as part of the gain on sale at the time of the disposal of DCMS. See Note 10.
Net Income (Loss) per Common Share
The Company utilizes SFAS No. 128, “Earnings Per Share,” for the financial reporting of net income (loss) per common share. Basic earnings (loss) per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or otherwise resulted in the issuance of common stock that then shared in the earnings of the Company. The potentially dilutive effect of the Company’s stock options and Series B Redeemable Convertible Preferred Stock, representing 1,500,000 shares in 2003, have been excluded from the computation of net loss per share because of anti-dilution.
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

Stock-Based Compensation
During 2005, the Company granted options to purchase approximately 332,000 shares of the Company’s common stock. These options were granted pursuant to a newly adopted incentive plan that is subject to shareholder approval. As a result, the compensation cost related to such options will not be determined until shareholder approval is obtained. In addition, the Company has stock options outstanding under its prior plans that expired in 2004. The Company did not issue any employee stock based awards during 2004 or 2003.
SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company elected to continue to account for stock based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and the related Interpretations (all herein referred to as “APB No. 25”).
Under APB No. 25, no compensation cost related to stock options has been recognized because all options are issued with exercise prices equal to the fair market value at the date of grant. Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s net income (loss) for common stock and net income (loss) per common share would not have differed materially from the amounts reported.
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which revises SFAS No. 123 and supersedes APB Opinion No. 25. This statement will require all share-based payments to employees to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. This statement is effective for the Company beginning January 1, 2006.
The Company plans to adopt SFAS No. 123R using the modified prospective method, in which compensation cost is recognized beginning with the effective date (a) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The Company has no unvested awards granted to employees on the effective date.
See Note 11 for additional disclosures about the Company’s stock-based compensation plans.
New Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29. This Statement amends APB Opinion No. 29, Accounting for Non-monetary Transactions. The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The provisions of SFAS 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company adopted SFAS 153 beginning July 1, 2005. The adoption of this Statement did not have a significant impact on the Company’s financial position or results of operations.
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The Company will be required to apply this Statement beginning January 1, 2006. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company’s accounting policy regarding share-based awards, as described above, discusses in further detail the provisions of SFAS 123R, the permitted methods of adoption, the method the Company expects to utilize, and the estimated impact for 2006.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a

“restatement.” The new standard is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. Thus, the statement becomes effective for the Company for accounting changes and error corrections made on or after January 1, 2006. Early adoption of this standard is permitted for accounting changes and error corrections made in fiscal years beginning after June 1, 2005. The Company does not expect the adoption of this Statement to have a significant impact on its financial position or results of operations.
Reclassifications
As discussed in Note 10, the consolidated financial statements of the Company have been reclassified to reflect as discontinued operations certain divestitures and lease terminations. Certain amounts in the 2004 and 2003 financial statements related to continuing operations have also been reclassified to conform to the 2005 presentation.
In 2005, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount.
3. RECEIVABLES
Receivables, before the allowance for doubtful accounts, consist of the following components:

	December 31,
	2005	2004
Medicare	$7,466,000	$6,534,000
Medicaid and other non-federal programs	8,563,000	8,393,000
Other patient and resident receivables	2,904,000	2,669,000
Other receivables and advances	936,000	189,000

	$19,869,000	$17,785,000

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
4. DEFERRED LEASE COSTS
During 1992, the Company entered into an agreement with Omega whereby 19 of the Company’s facilities were sold to Omega and leased back to the Company. In conjunction with this sale/leaseback transaction, the Company entered into a participating mortgage with Omega on three other facilities. The net gain on the sale/leaseback was deferred in accordance with sale/leaseback accounting and was being amortized by the Company over the related lease term as a reduction in lease expense. As of September 30, 2000, the net deferred gain totaled $2,862,000. Effective October 1, 2000, the Company restructured the lease agreement covering all nursing centers leased from Omega (the “Omega Master Lease”), issued a $1,700,000 subordinated note payable to Omega (the ‘Subordinated Note;” see Note 9), and issued Series B Redeemable Convertible Preferred Stock with a stated value of $3,300,000 to Omega (see Note 11). Pursuant to the amended Omega Master Lease and the issuance of the Subordinated Note and the Series B Redeemable Convertible Preferred Stock to Omega effective October 1, 2000, total deferred lease costs of $5,000,000 were recorded by the Company. The $2,862,000 of remaining deferred gain on the 1992 sale/leaseback has been reflected as a reduction of the $5,000,000 in new deferred lease costs, resulting in net deferred lease costs of $2,138,000 as of October 1, 2000. The net deferred lease costs are being amortized as lease expense over the initial ten-year term of the Omega Master Lease.

Pursuant to the October 2000 restructured lease agreement, Omega and the Company entered into an agreement with regard to two facilities formerly leased by the Company from a third party. Under this agreement, Omega agreed to pay the Company 20% of any sales proceeds received on the sale of the properties. In April 2005, Omega sold these buildings and paid the Company $780,000 pursuant to this agreement. The Company has recorded these proceeds as a reduction of the deferred lease costs incurred in connection with the restructured master lease.
5. ASSET IMPAIRMENT AND OTHER CHARGES
The Company has recorded various asset impairment and other charges as presented below:

	2005	2004	2003
Impairment of long-lived assets	$4,397,000	$8,419,000	$1,703,000
Lease terminations	—	341,000	389,000

	4,397,000	8,760,000	2,092,000
Less – amount included in discontinued operations	4,397,000	8,541,000	1,915,000

Asset impairment and other charges included in continuing operations	$—	$219,000	$177,000

In 2005, 2004 and 2003, the Company recorded asset impairment charges of $4,397,000, $8,419,000 and $1,703,000, respectively, for the impairment of certain long-lived assets in accordance with the provisions of SFAS 144. A detail of the impaired asset charges is as follows:

Description of Impairment	2005	2004	2003
Assisted Living Facilities Impairment Charges – As a result of projected cash flows, impairment charges were recorded in 2005 for eleven assisted living facilities, were recorded in 2004 for six owned assisted living facilities and were recorded in 2003 for three owned assisted living facilities.	$4,397,000	$7,500,000	$1,525,000

Nursing Center Impairment Charges – As a result of projected cash flows, impairment charges were recorded in 2004 for five nursing centers, including three leased and two owned facilities, and were recorded in 2003 for one leased nursing center.	—	919,000	178,000

Total impairment of long-lived assets	$4,397,000	$8,419,000	$1,703,000

The Company terminated facility leases for three nursing centers in 2004 and one assisted living facility in 2003. The Company incurred lease termination charges of approximately $341,000 and $389,000 in 2004 and 2003, respectively, consisting of the remaining net book value of these facilities, costs of completing the transactions and settlement charges.
6. PROPERTY AND EQUIPMENT
Property and equipment, at cost, consists of the following:

	December 31,
	2005	2004
Land	$1,573,000	$1,411,000
Buildings and leasehold improvements	37,770,000	29,582,000
Furniture, fixtures and equipment	17,709,000	16,440,000

	$57,052,000	$47,433,000

In August 2005, the Company purchased a 120-bed skilled nursing center in Oak Ridge, Tennessee. The Company had operated this facility since 1990 under a lease agreement that was to expire in February 2006. The Company purchased the nursing home for approximately $6.7 million with financing provided by a commercial finance company. The purchase price was allocated to land, buildings and improvements.
Substantially all of the Company’s property and equipment are provided as collateral for debt obligations. The Company capitalizes leasehold improvements which will revert back to the lessor of the property at the expiration or termination of the lease, and depreciates these improvements over the shorter of the remaining lease term or the assets’ estimated useful lives.
7. SHORT-TERM DEBT
Short-term debt consists of the following:

	December 31,
	2005	2004
Mortgages payable to a commercial finance company; secured by 12 assisted living properties; interest payable monthly at 3.35% above LIBOR (7.64% and 5.64% at December 31, 2005 and 2004, respectively); matures in April 2006.	$17,690,000	$22,260,000
Mortgages payable to a commercial finance company; secured by two nursing centers; interest payable monthly at 3.50% above LIBOR (7.79% and 5.79% at December 31, 2005 and 2004, respectively); matures in April 2006; classified as long term debt at December 31, 2004.	6,885,000	—
Promissory note payable to a bank; classified as long term debt at December 31, 2005.	—	5,087,000
Promissory note payable to a commercial finance company; secured by one nursing center; interest payable monthly at 3.5% above LIBOR (7.79% and 5.79% at December 31, 2005 and 2004, respectively); matures in April 2006.	3,129,000	3,234,000
Promissory note payable to a bank; classified as long term debt at December 31, 2005.	—	3,193,000
Mortgages payable to banks; secured by one nursing center; interest and principal payable monthly; interest rate of 6.5%; repaid in April 2005.	—	2,064,000
Working capital line of credit payable to a bank; maximum availability $2,300,000; secured by certain accounts receivable and substantially all other Company assets; interest payable monthly at bank prime rate plus 0.50% up to a maximum of 9.50%; matures in January 2008.	—	—

	$27,704,000	$35,838,000

As of December 31, 2005, the Company’s weighted average interest rate on short term debt was 7.7%.

As described in Note 10, the Company has entered into an agreement to sell 11 assisted living facilities in North Carolina for approximately $11,000,000, and expects to close this transaction in the second quarter of 2006, although no assurances can be given. The Company has entered into an agreement to sell its only remaining assisted living facility in North Carolina. The sale is subject to customary contingencies, including the purchaser obtaining financing and completing due diligence. These facilities and three nursing centers are collateral for mortgage debt with a commercial finance company listed above that totals $27,704,000 as of December 31, 2005. These mortgages mature on April 1, 2006. The Company has entered into a 60 day extension for $17,690,000 in mortgage loans that are secured by the assisted living facilities. The Company is engaged in negotiations with the lender, and anticipates that once the sale of the facilities is completed, it will be able to refinance the remaining debt with the lender for a longer term. The Company has also entered into a 90 day extension of $10,014,000 in mortgage loans that are secured by the three nursing centers with this lender, and is engaged in discussions with the lender to refinance those loans for a longer term. No agreement has been reached, and no assurances can be made that these efforts will be successful.
Cross-default provisions exist in a majority of the Company’s debt agreements. In addition, certain of the Company’s debt agreements provide that a default under certain of the Company’s leases constitutes a default under the debt agreements. Certain of the Company’s debt agreements also contain various financial covenants, the most restrictive of which relate to cash flow, net income (loss), limits on the payment of dividends to shareholders. As of December 31, 2005, the Company was not in compliance with certain of the financial covenants contained in the Company’s debt and lease agreements. Cross-default or material adverse change provisions contained in the debt agreements allow the holders of substantially all of the Company’s debt to demand repayment. The Company has not obtained waivers of the noncompliance.
8.	SETTLEMENT PROMISSORY NOTES
Promissory notes were issued during 2005 and 2004 in settlement of certain professional liability claims and other disputes. The majority of these notes were non-interest bearing, and were discounted at 7.5%, which approximated the Company’s borrowing rate, as shown below:

	December 31,
	2005	2004
Promissory notes; non-interest bearing; net of unamortized discount of $44,000, imputed at 7.5%; monthly payments through February 2007.	$1,057,000	$2,106,000

Promissory note; interest rate of 7%; principal and interest due in monthly payments through February 2007.	177,000	339,000

	1,234,000	2,445,000
Less current portion	(1,106,000)	(1,374,000)

	$128,000	$1,071,000

Scheduled principal payments of settlement promissory notes are as follows:

2006	$1,106,000
2007	128,000

Total	$1,234,000

9.	LONG-TERM DEBT
Long-term debt consists of the following:

	December 31,
	2005	2004
Mortgage payable to a commercial finance company; issued in September 2005; secured by one nursing center; interest payable monthly at 4.0% above LIBOR (8.29% at December 31, 2005); matures in September 2008.	$7,974,000	$—

Mortgages payable to a commercial finance company; issued in April 2005; secured by one nursing center; interest payable monthly at 4.0% above LIBOR (8.29% at December 31, 2005); matures in May 2008.	3,671,000	—

Promissory note payable to a bank; secured by certain accounts receivable and substantially all other Company assets; interest and principal payable monthly, interest at bank prime rate plus 0.5% up to a maximum of 7.5%(7.5% at December 31, 2005); matures January 2008; classified as short term debt at December 31, 2004.	3,052,000	—

Promissory note payable to a bank; secured by certain property, accounts receivable and substantially all other Company assets; interest and principal payable monthly, interest at bank prime rate plus 0.5% up to a maximum of 7.5% (7.5% at December 31, 2005); matures April 2007; classified as short term debt at December 31, 2004.	2,212,000	—

Mortgages payable to a commercial finance company; secured by two nursing centers; interest payable monthly at 3.50% above LIBOR (5.79% at December 31, 2004); matures in April 2006, reclassified to short term debt at December 31, 2005.	—	7,041,000

Subordinated note payable to Omega; secured by accounts receivable and other assets of the facilities leased from Omega; interest at 7.00%; balloon maturity in September 2007.	1,700,000	1,700,000

	18,609,000	8,741,000
Less current portion	(18,609,000)	(8,741,000)

	$—	$—

As of December 31, 2005, the Company’s weighted average interest rate on long-term debt was 7.9%.
Scheduled principal payments of long-term debt (assuming no accelerations by the lenders) are as follows:

2006	$2,736,000
2007	4,428,000
2008	11,445,000

$18,609,000

The security interests on the $2,212,000 promissory note payable to a bank include four Texas nursing centers. The Company has also agreed to apply against the promissory note indebtedness any net proceeds realized from the sale of the collateral comprising the additional security interests.

At maturity, the $1,700,000 Subordinated note payable to Omega may, at the Company’s option, be converted into: (i) shares of the Company’s Series B Redeemable Convertible Preferred Stock, if Omega holds shares of such preferred stock at that time (see Note 11); or (ii) into shares of the Company’s Common Stock if Omega does not hold shares of Series B Redeemable Convertible Preferred Stock. The conversion is subject to certain limitations, and the conversion to Common Stock is generally on the same terms as those for the Series B Redeemable Convertible Preferred Stock.
Cross-default provisions exist in a majority of the Company’s debt agreements. In addition, certain of the Company’s debt agreements provide that a default under certain of the Company’s leases constitutes a default under the debt agreements. Certain of the Company’s debt agreements also contain various financial covenants, the most restrictive of which relate to cash flow, net income (loss), and limits on the payment of dividends to shareholders. As of December 31, 2005, the Company was not in compliance with certain of the financial covenants contained in the Company’s debt and lease agreements. Cross-default or material adverse change provisions contained in the debt agreements allow the holders of substantially all of the Company’s debt to demand repayment. The Company has not obtained waivers of the noncompliance. Based on regularly scheduled debt service requirements, the Company has a total of $2,736,000 of long-term debt, $27,704,000 of short-term debt and $1,106,000 of settlement promissory notes that must be repaid or refinanced during 2006. As a result of the covenant noncompliance and other cross-default provisions, the Company has classified a total of $15,873,000 of debt with scheduled maturities beginning in 2007 as current liabilities as of December 31, 2005. The Company would not be able to repay this indebtedness if the applicable lenders demanded repayment.
10.	DISCONTINUED OPERATIONS
In November 2005, the Company entered into an agreement to sell certain assets of eleven assisted living facilities located in North Carolina for a sales price of $11.0 million. The sale is contingent on the purchaser’s ability to obtain licenses to operate the buildings, and is expected to close in the second quarter of 2006, although no assurances can be given. In the fourth quarter of 2005, the Company recorded an impairment charge of $4,397,000 to reduce the net book value of these properties to their estimated realizable value.
The Company has entered into an agreement to sell its only remaining assisted living facility in North Carolina. The sale is subject to customary contingencies, including the purchaser obtaining financing and completing due diligence.
In May 2004, the Company sold the stock of its Canadian subsidiary DCMS to DCMS Holding, Inc. (“Holding”), a privately-owned Ontario corporation. DCMS operated 14 nursing centers and 24 assisted living facilities in the Canadian provinces of Ontario, British Columbia and Alberta. The sales price was $16.5 million Canadian (approximately $11.8 million US at the May 11, 2004 exchange rate). Approximately $8.5 million Canadian ($6.1 million US) was received at closing, with the balance, $8.0 million Canadian ($5.7 million US), scheduled to be received in annual installments of $600,000 Canadian ($428,000 US) on the anniversary of the closing for the first four years and a final installment of $5.6 million Canadian ($4.0 million US) on the fifth anniversary of closing. The future payments may be accelerated upon the occurrences of certain events. The installment portion of the purchase price is evidenced by a promissory note that has been discounted to estimated fair value and was initially recorded in the accompanying balance sheet at $4.7 million US. The Company received the first installment under this note in May 2005.
Effective February 2005, the Company sold two nursing centers in Texas that were operating with low occupancy and experiencing operating losses. The net proceeds from the transactions were approximately $375,000. In periods prior to the sale, the Company had recorded impairment provisions and reduced the property to its estimated realizable value, and no material gain or loss was realized on the transactions.
In November 2004, the Company sold certain assets of its medical supply business, Advocat Distribution Services. The initial sales price was $225,000, with additional consideration based on the results of operations of the business over the two years following the sale. No material gain or loss was realized from the proceeds. A total of $46,000 additional consideration has been received as of December 31,

2005, and recognized as income in the period earned. Any further additional consideration received in the future under the terms of the agreement will be recorded when determined.
In October 2004, the Company sold an assisted living facility in North Carolina that had been closed in 2003. The net proceeds were approximately $60,000 and there was no material gain or loss resulting from the sale.
Proceeds from each of these divestiture transactions were used to pay transaction costs and repay debt. In addition to these divestiture transactions, the Company has terminated leases covering certain nursing centers and assisted living facilities, as further discussed in Note 14. Each of these facilities and businesses constitute components under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and, accordingly, the Company has reclassified the operations and disposed property of each of these components as discontinued operations for all periods presented in the Company’s consolidated financial statements. The results of discontinued operations do not reflect any allocation of corporate general and administrative expense or any allocation of corporate interest expense.
Assets and liabilities of discontinued operations
Current assets of discontinued operations at December 31, 2005 and 2004 consist of prepaid expenses and other current assets. Property and equipment of discontinued operations consist of the following:

	December 31,
	2005	2004
Land	$2,792,000	$2,913,000
Buildings and leasehold improvements	16,711,000	21,017,000
Furniture, fixtures and equipment	4,683,000	5,512,000

	24,186,000	29,442,000
Less accumulated depreciation	(11,490,000)	(12,662,000)

Total property and equipment, net	$12,696,000	$16,780,000

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

	December 31,
	2005	2004
Current assets-
Receivables, net	$202,000	$520,000
Prepaid expenses and other current assets	19,000	66,000

Total current assets	$221,000	$586,000

Current liabilities-
Trade accounts payable	$180,000	$376,000
Accrued payroll and employee benefits	387,000	355,000
Other current liabilities	956,000	299,000

Total current liabilities	$1,523,000	$1,030,000

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
The following table summarizes information regarding stock options outstanding as of December 31, 2005:

	Weighted
Range of	Average	Options
Exercise Prices	Exercise Prices	Outstanding
$8.31 to $10.06	$9.85	35,000
$0.15 to $7.13	$0.42	151,000

		186,000

As of December 31, 2005, the outstanding options have a weighted average remaining life of 4.8 years.

Summarized activity of the stock option plans is presented below:

	Shares		Weighted
	Key Personnel	Director	Average
	Plan	Plan	Exercise Price
Outstanding,
December 31, 2002	1,025,000	137,000	$4.33
Expired or canceled	(438,000)	(71,000)	5.04

Outstanding,
December 31, 2003	587,000	66,000	3.78
Exercised	(217,000)	(15,000)	0.50
Expired or canceled	(217,000)	(16,000)	8.22

Outstanding,
December 31, 2004	153,000	35,000	2.31
Exercised	—	—	—
Expired or canceled	(1,000)	(1,000)	12.06

Outstanding,
December 31, 2005
	152,000	34,000	$2.20

Exercisable, December 31, 2005	152,000	34,000	$2.20

In December 2005, the Compensation Committee of the Board of Directors adopted the 2005 Long-Term Incentive Plan (the 2005 Plan). The 2005 Plan allows the Company to issue stock options and other share and cash based awards. Under the 2005 Plan, 700,000 shares of the Company’s common stock have been reserved for issuance upon exercise of options granted thereunder.
At the time of adoption, the Board approved the issuance of options to purchase approximately 332,000 shares of the Company’s common stock at a purchase price of $5.44 per share, the closing price of the Company’s common stock on the date the options were authorized, subject to shareholder approval of the 2005 Plan. Options for the purchase of approximately 305,000 shares will be vested on the grant date, and the remainder will vest one-half each on the next two anniversaries of the grant date.
The adoption of the 2005 Plan and the issuance of any shares under the 2005 Plan remains subject to shareholder approval. The Company will seek approval of the 2005 Plan at its 2006 Annual Shareholders’ Meeting, which is scheduled to be held in June 2006. If approved by the Company’s shareholders, the Company will recognize an expense at that time for the fair value of the options granted based on the requirements of SFAS No. 123R with respect to the options described above.
Series A Preferred Stock
The Company is authorized to issue up to 400,000 shares of Series A preferred stock. The Company’s Board of Directors is authorized to establish the terms and rights of each series, including the voting powers, designations, preferences, and other special rights, qualifications, limitations, or restrictions thereof.
Series B Redeemable Convertible Preferred Stock
As part of the consideration paid to Omega for a restructuring the terms of the Omega Master Lease in November 2000, the Company issued to Omega 393,658 shares of the Company’s Series B Redeemable Convertible Preferred Stock. The Company’s Series B Redeemable Convertible Preferred Stock has a stated value of $3,300,000 and carries an annual dividend rate of 7% of the stated value. The dividends accrue on a daily basis whether or not declared by the Company and compound quarterly. Dividend payments on the Series B Redeemable Convertible Preferred Stock are subordinated to the payment in full of certain bank debt. The Series B Redeemable Convertible Preferred Stock shares have preference in liquidation but do not have voting rights. The total redemption value is equal to the stated value plus any accrued but unpaid dividends. The liquidation preference value is equal to the redemption value. The holders of the Series B Redeemable Convertible Preferred Stock may convert their preferred shares and accrued dividends to common stock at their option at any time based on a conversion price per share of $4.67, subject to adjustment and certain other limitations.
Beginning on the earlier of a default under the Omega Master Lease agreement or September 30, 2007, Omega has the right to require the Company to redeem the Series B Redeemable Convertible Preferred Stock shares at the redemption price of $3,300,000 plus accrued and unpaid dividends. These rights with regard to redemption are subject to applicable provisions of Delaware law, which restrict the Company’s ability to pay dividends or redeem shares of stock in certain circumstances. At December 31, 2005 and 2004, total accrued but unpaid dividends amounted to $1,450,000 ($3.68 per share) and $1,132,000 ($2.88 per share), respectively, and, accordingly, the aggregate redemption value on the Series B Redeemable Convertible Preferred Stock was $4,750,000 and $4,432,000, respectively and the per share redemption value was approximately $12.07 and $11.26, respectively.
12.	NET INCOME (LOSS) PER COMMON SHARE
Information with respect to the calculation of basic and diluted net income ( loss) per common share is presented below:

	2005	2004	2003
Basic net income (loss) per common share
Net income (loss) from continuing operations	$30,601,000	$12,529,000	$(10,254,000)
Preferred stock dividends	(318,000)	(297,000)	(277,000)

Net income(loss) from continuing operations for common stock	30,283,000	12,232,000	(10,531,000)

Income (loss) from discontinued operations:
Operating loss, net of taxes	(5,698,000)	(10,038,000)	(967,000)
Gain on sale	399,000	290,000	—

Net loss from discontinued operations	(5,299,000)	(9,748,000)	(967,000)

Net income (loss) for common stock	$24,984,000	$2,484,000	$(11,498,000)

Basic average common shares outstanding	5,725,000	5,660,000	5,493,000

Basic net income (loss) per common share:
Net income (loss) from continuing operations	$5.29	$2.16	$(1.92)

Loss from discontinued operations	(1.00)	(1.77)	(0.17)
Gain on sale of discontinued operations	0.07	0.05	—

Net loss from discontinued operations	(0.93)	(1.72)	(0.17)

Basic net income (loss) per common share	$4.36	$0.44	$(2.09)

Diluted net income (loss) per common share
Net income (loss) from continuing operations for common stock	$30,283,000	$12,232,000	$(10,531,000)
Add dilutive preferred stock dividends, for effect of assumed conversion of preferred stock	318,000	297,000	—
Assumed interest on unpaid dividends	(105,000)	(92,000)	—

Net loss from continuing operations for diluted net income (loss) per common share	30,496,000	12,437,000	(10,531,000)

	2005	2004	2003
Income (loss) from discontinued operations:
Operating loss, net of taxes	$(5,698,000)	$(10,038,000)	$(967,000)
Gain on sale	399,000	290,000	—

Net income (loss) from discontinued operations	(5,299,000)	(9,748,000)	(967,000)

Net income (loss) for diluted net income (loss) per common share	$25,197,000	$2,689,000	$(11,498,000)

Basic average common shares outstanding	5,725,000	5,660,000	5,493,000
Incremental shares from assumed exercise Of stock options	137,000	167,000	—
Incremental shares from assumed conversion Of preferred stock	636,000	610,000	—

Diluted average common shares outstanding	6,498,000	6,437,000	5,493,000

Diluted net income (loss) per common share Net income (loss) from continuing operations	$4.69	$1.93	$(1.92)

Loss from discontinued operations	(0.87)	(1.56)	(0.17)
Gain on sale of discontinued operations	0.06	0.05	—

Net loss from discontinued operations	(0.81)	(1.51)	(0.17)

Diluted net income (loss) per common share	$3.88	$0.42	$(2.09)

For 2005 and 2004, the dilutive effects of the Company’s stock options and Series B Redeemable Convertible Preferred Stock are included in the computation of diluted income per common share. Under the applicable provisions of the Internal Revenue Code, Omega, as a Real Estate Investment Trust, is limited in the amount of ownership in the Company it can hold. The terms of the Series B Redeemable Convertible Preferred Stock limit the amount of common stock that Omega may receive on such conversion. Any preferred shares not converted to Common Stock shall be redeemed with cash or, in certain circumstances, a promissory note with substantially the same terms as the $1,700,000 Subordinated Note payable to Omega (see Note 9). The computation of diluted earnings per share reflects the effect of these limitations on the number of common shares issued and the effects of interest expense from the assumed issuance of a promissory note for the balance of preferred shares not converted to common stock.
For 2003, the potentially dilutive effects of stock options and Series B Redeemable Convertible Preferred Stock that would have otherwise qualified for inclusion, representing 1,500,000 shares, have been excluded from the computation of net loss per share because of anti-dilution.
13.	INCOME TAXES
The provision (benefit) for income taxes of continuing operations is composed of the following components:

	Year Ended December 31,
	2005	2004	2003
Current payable (benefit):
Federal	$19,000	$202,000	$—
State	21,000	64,000	—

	40,000	266,000	—

Deferred tax provision (benefit):
Federal	(13,860,000)	—	—
State	—	—	—

	(13,860,000)	—	—

Provision (benefit) for income taxes of continuing operations	$(13,820,000)	$266,000	$—

A reconciliation of taxes computed at statutory income tax rates on income from continuing operations is as follows:

	Year Ended December 31,
	2005	2004	2003
Provision (benefit) for federal income taxes at statutory rates	$5,706,000	$4,350,000	$(3,486,000)
Provision (benefit) for state income taxes at statutory rates, net of federal benefit	671,000	512,000	(410,000)
Tax on earnings distributed from foreign subsidiary		1,320,000	—
Valuation allowance changes affecting the provision (benefit) for income taxes	(20,264,000)	(5,734,000)	3,696,000
Other	67,000	(182,000)	200,000

Provision (benefit) for income taxes	$(13,820,000)	$266,000	$—

The net deferred tax assets and liabilities, at the respective income tax rates, are as follows:

	December 31,
	2005	2004
Current deferred assets:
Allowance for doubtful accounts	$564,000	$541,000
Accrued liabilities	4,478,000	5,220,000

	5,042,000	5,761,000
Less valuation allowance	(2,462,000)	(4,060,000)

	2,580,000	1,701,000
Current deferred liabilities:
Prepaid expenses	(1,576,000)	(1,701,000)

	$1,004,000	$—

Noncurrent deferred assets:
Net operating loss and other carryforwards	$5,160,000	$8,106,000
Deferred lease costs	840,000	625,000
Depreciation	1,604,000	1,592,000
Tax goodwill and intangibles	2,967,000	3,650,000
Impairment of long-lived assets	5,439,000	4,696,000
Noncurrent self-insurance reserves	11,426,000	13,041,000

	27,436,000	31,710,000
Less valuation allowance	(13,395,000)	(31,628,000)

	14,041,000	82,000

Noncurrent deferred liabilities:
Note receivable	(256,000)	(82,000)
Other noncurrent assets	(929,000)	—

	$12,856,000	$—

The Company has maintained a valuation allowance for its deferred tax assets, as the absence of pre-tax income in the past created uncertainty surrounding the realization of the benefits of the Company’s deferred tax assets in future periods. In 2005, the Company recorded a provision for deferred income taxes of approximately $4,196,000 and a decrease in net deferred tax assets. In 2004, the Company utilized valuation allowances of approximately $2,656,000, to offset a corresponding decrease in net deferred tax assets. The valuation allowance increased by $4,848,000 during 2003.
In 2005, the Company also recorded a deferred tax benefit to reverse approximately $18,056,000 of the valuation allowance on deferred tax assets based on Management’s belief that it is more likely than not that some of the Company’s net deferred tax assets will be realized due to the Company’s achieved earnings trend and outlook. The Company reported taxable income for 2004 and expects to do so for 2005 when its tax returns are filed. While the sale of certain assets included in discontinued operations will result in a taxable loss in the year of sale (expected to be 2006), the Company expects its remaining operations will continue to result in taxable income that will allow the net deferred tax assets to be realized. The Company continues to maintain a valuation allowance to reduce the deferred tax assets by the amount management believes is more likely not to be utilized through the turnaround of existing temporary differences, future earnings, or a combination thereof. After determining the deferred tax assets that are more likely than not to be realized, the Company provided a valuation allowance where the turnaround of existing temporary differences will more likely result in additional net operating loss carry forward credits, for existing net operating loss carry forward credits, and for existing temporary differences the turnaround of which are not likely. In future periods, the Company will continue to assess the need for and adequacy of the remaining valuation allowance of $15,857,000. Any such change may be material in the period in which the change is recorded.
The Company received previously undistributed earnings from its Canadian subsidiary in connection with the sale of the subsidiary in 2004, as discussed in Note 10. Deferred income taxes on these undistributed earnings had not been recognized prior to the sale, as they were intended to be permanently reinvested.
At December 31, 2005, the Company had $17,968,000 of net operating losses, which expire at various dates beginning in 2019 and continuing through 2023. During 2005, the Company completed an evaluation of the effect of change in ownership provisions of the Federal tax code on its net operating loss carryforwards, and determined that its net operating losses generated prior to February 2001 are limited by these provisions. At December 31, 2005, losses totaling $11,908,000 are limited by these change in ownership provisions, and their usage is limited to a maximum of approximately $7,237,000. These losses expire at various dates beginning in 2019 and continuing through 2021. The Company had provided a full valuation allowance against the net deferred asset related to these operating losses. As of December 31, 2005, the Company has reduced the deferred tax asset and the corresponding valuation allowances by approximately $1,775,000 for net operating loss deductions permanently lost as a result of the change in ownership provisions. At December 31, 2005, the Company had $6,060,000 of net operating losses that are not subject to these limitations, which expire in 2022 and 2023.
The United States Internal Revenue Code limits the amount of taxable income that may be offset by net operating losses. As a result of these limitations, the Company recorded a current provision for federal income taxes of continuing operations of $19,000 and $202,000 in 2005 and 2004, respectively.
The Canada Customs and Revenue Agency audited the Canadian federal tax return of DCMS, the Company’s Canadian subsidiary sold in 2004 (see Note 10) for the years ended December 31, 2003 and 2002 and proposed certain adjustments to the Company’s tax returns. The adjustments related to the Company’s deductions related to allocation of overhead charges of United States management to DCMS. Under the terms of the sale of DCMS, the Company is liable for any liability that arises from these adjustments. In the fourth quarter of 2005, the Company recorded a charge for its estimated liability for additional tax, interest and professional fees resulting from these proposed adjustments. The charge is included in discontinued operations.
14.	COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company is committed under long-term operating leases with various expiration dates and varying renewal options. Minimum annual rentals, including renewal option periods (exclusive of taxes, insurance, and maintenance costs) under these leases for the next five years beginning January 1, 2006, are as follows for continuing operations:

2006	$15,184,000
2007	15,594,000
2008	16,139,000
2009	16,659,000
2010	15,631,000
Thereafter	156,878,000

$236,085,000

Under lease agreements with Omega and others, the Company’s lease payments are subject to periodic annual escalations as described below and in Note 2. Total lease expense for continuing operations was $15,836,000, $15,283,000 and $14,883,000 for 2005, 2004 and 2003, respectively.
Omega Leases
Effective October 1, 2000, the Company entered into a 10-year restructured lease agreement (the “Settlement and Restructuring Agreement”) with Omega that amended the Omega Master Lease. The Omega Master Lease includes all facilities currently leased from Omega. All of the accounts receivable, equipment, inventory and other related assets of the facilities leased pursuant to the Omega Master Lease have been pledged as security under the Omega Master Lease. The initial term of the Omega Master Lease is ten years, expiring September 30, 2010, with an additional ten-year renewal term at the option of the Company, assuming no defaults. As discussed below, the Company is not in compliance with certain covenants of the Omega Master Lease. Lease payments were $10,875,000 during each of the first two years of the Omega Master Lease. During subsequent years, increases in the lease payments are equal to the lesser of two times the consumer price index or 3.0%. The Company is recording all scheduled rent increases, including the 3.0% rent increases, as additional lease expense on a straight-line basis over the initial lease term.
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
In June 2005, the Company further amended the master lease with Omega. The amendment provides financing of up to $5,000,000 to be used to fund renovations to several nursing centers leased from Omega. The annual base rent related to these facilities will be increased to reflect the amount of capital improvements made to the respective facilities. The increase will be based on a rate of 10.25% per year of the amount financed under this amendment. The amendment also included provisions to amend certain professional liability insurance requirements of the master lease agreement in order to cure certain defaults under the master lease agreement. As of December 31, 2005, the Company had incurred expenditures of $695,000 for these improvements and had received reimbursements totaling $693,000 from Omega.
As of December 31, 2005, the Company is not in compliance with certain debt covenants. Such events of default under the Company’s debt agreements could lead to actions by the lenders that could result in events of default under the Company’s Omega Master Lease. A default in the Omega Master Lease allows the lessor the right to terminate the lease agreements and assume operating rights with respect to the leased properties. The net book value of property and equipment, including leasehold improvements, related to these facilities total approximately $4.2 million as of December 31, 2005.

Florida Leases
Effective April 1, 2003, the Company entered into leases for four nursing centers in Florida that had previously been managed by the Company under management contracts. Accordingly, the results of operations of these facilities are included in the Company’s results of operations beginning April 1, 2003. Omega holds mortgages on these properties and the Company makes the lease payments directly to Omega. Through December 31, 2005, the lease provided for additional rent to be imposed based on the profitability of the facilities. The Company evaluates such additional rentals each quarter and records additional expense as incurred. Additional rent totaling $412,000 was imposed in 2005. There was no additional rent incurred in 2003 or 2004.
The term of the leases were extended in December 2005 through February 2010. Lease payments will be $1,543,000 during 2006, with increases equal to the lesser of two times the consumer price index or 3.0% in subsequent years. The amendment eliminated the additional rents imposed based on the profitability of the facilities beginning January 1, 2006. The Company is recording all scheduled rent increases as additional lease expense on a straight-line basis over the remaining lease term. The Company is also required to fund annual capital expenditures equal to $350 per licensed bed over the initial lease term, subject to adjustment for increases in the Consumer Price Index. These required capital expenditures are depreciated on a straight-line basis over the remaining lease term.
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
Counsel Leases
The Company leased three nursing centers located in Texas from Counsel Corporation (together with its affiliates, “Counsel”) with an initial term of ten years through April 2004 and one ten-year renewal option. At the expiration of the initial term of this lease, the Company declined to exercise the renewal option, but continued to lease these facilities on a month to month basis until December 2004, when Counsel sold the properties. The Company terminated its operations in these facilities and cooperated in an orderly transition to the new owner.
The Company leased five additional facilities in Canada from Counsel with a remaining term expiring in April 2004. The Canadian facilities are also part of the discontinued operations. As discussed in Note 10, the Company sold its Canadian operations in May 2004 and no longer leases the Canadian facilities from Counsel.
Insurance Matters
Professional Liability and Other Liability Insurance
Due to the Company’s past claims experience and increasing cost of claims throughout the long-term care industry, the premiums paid by the Company for professional liability and other liability insurance to cover future periods exceeds the coverage purchased so that it costs more than $1 to purchase $1 of insurance coverage. For this reason, effective March 9, 2001, the Company has purchased professional liability insurance coverage for its facilities that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. As a result, the Company is effectively self-insured and expects to remain so for the foreseeable future.

The Company has essentially exhausted all general and professional liability insurance available for claims first made during the period from March 9, 2001 through March 9, 2006. For claims made during the period from March 10, 2006 through March 9, 2007, the Company maintains insurance with coverage limits of $100,000 per medical incident and total aggregate policy coverage limits of $500,000.
Reserve for Estimated Self-Insured Professional Liability Claims
Because the Company anticipates that its actual liability for existing and anticipated claims will exceed the Company’s limited professional liability insurance coverage, the Company has recorded total liabilities for professional liability and other claims of $34.5 million as of December 31, 2005. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. The Company does not have cash or available resources to pay these accrued professional liability claims or any significant portion thereof.
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
The following summarizes the Company’s accrual for professional liability and other claims for each policy year as of the end of the period:

	December 31,
	2005	2004
Policy Year End March 9,
2006	$10,492,000	$—
2005	12,722,000	12,068,000
2004	6,351,000	15,626,000
2003	3,137,000	10,041,000
2002	859,000	3,292,000
Other	966,000	1,873,000

	$34,527,000	$42,900,000

Other Insurance
With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. Prior to that time, the Company was self-insured for the first $250,000, on a per claim basis, for workers’ compensation claims in a majority of its facilities. However, the insurance carrier providing coverage above the Company’s self insured retention has been declared insolvent by the applicable state insurance agency. As a result, the Company is completely self-insured for workers compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. For the policy period July 1, 2002 through June 30, 2003, the Company entered into a “high deductible” workers compensation insurance program covering the majority of the Company’s employees. Under the high deductible policy, the Company is self insured for the first $25,000 per claim, subject to an aggregate maximum out of pocket cost of $1.6 million, for the 12 month policy period. The Company has a letter of credit of $0.4 million securing its self insurance obligations under this program. The letter of credit is secured by a certificate of deposit of $0.4 million, which is included in “restricted cash” in the accompanying balance sheet. The reserve for the high deductible policy is based on known claims incurred and an estimate of incurred but not reported claims determined by an analysis of historical claims incurred. The Company has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate. The liability recorded by the Company for the self-insured obligations under these plans is $0.6 million as of December 31, 2005.
Effective June 30, 2003, the Company entered into new workers compensation insurance programs that provide coverage for claims incurred, with premium adjustments depending on incurred losses. The Company accounts for premium expense under these policies based on its estimate of the level of claims expected to be incurred. As of December 31, 2005, the Company has recorded estimated premium refunds due under these programs totaling approximately $3.7 million, with $1.3 million included in “prepaid expenses and other current assets” and the balance included in “other noncurrent assets” in the accompanying balance sheet, based upon expected settlement dates. Any adjustments of future premiums for workers compensation policies and differences between actual settlements and reserves for self-insured obligations are included in expense in the period finalized.
The Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $1.0 million at December 31, 2005. The differences between actual settlements and reserves are included in expense in the period finalized.
Employment Agreements
The Company has employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.5 times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change in control of the Company (as defined). The maximum contingent liability under these agreements is approximately $1.2 million. In addition, upon the occurrence of any triggering event, certain executives may elect to require the Company to purchase options granted to them for a purchase price equal to the difference in the fair market value of the Company’s common stock at the date of termination versus the stated option exercise price. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by the employee or the Company.
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

All of the Company’s nursing centers must be licensed by the state in which they are located in order to accept patients, regardless of payor source. In most states, nursing homes are subject to certificate of need laws, which require the Company to obtain government approval for the construction of new nursing homes or the addition of new licensed beds to existing homes. The Company’s nursing centers must comply with detailed statutory and regulatory requirements on an ongoing basis in order to qualify for licensure, as well as for certification as a provider eligible to receive payments from the Medicare and Medicaid programs. Generally, the requirements for licensure and Medicare/Medicaid certification are similar and relate to quality and adequacy of personnel, quality of medical care, record keeping, dietary services, resident rights, and the physical condition of the facility and the adequacy of the equipment used therein. Each facility is subject to periodic inspections, known as “surveys” by health care regulators, to determine compliance with all applicable licensure and certification standards. Such requirements are both subjective and subject to change. If the survey concludes that there are deficiencies in compliance, the facility is subject to various sanctions, including but not limited to monetary fines and penalties, suspension of new admissions, non-payment for new admissions and loss of licensure or certification. Generally, however, once a facility receives written notice of any compliance deficiencies, it may submit a written plan of correction and is given a reasonable opportunity to correct the deficiencies. There can be no assurance that, in the future, the Company will be able to maintain such licenses and certifications for its facilities or that the Company will not be required to expend significant sums in order to comply with regulatory requirements.
Over the last several years, government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of fraud and abuse statutes and regulations as well as laws and regulations governing quality of care issues in the skilled nursing profession in general. Violations of these laws and regulations could result in exclusion from government health care programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Compliance with such laws and regulations is subject to ongoing government review and interpretation, as well as regulatory actions which may be unknown or unasserted at this time. The Company is involved in regulatory actions of this type from time to time.
As of December 31, 2005, the Company is engaged in 16 professional liability lawsuits. None of these matters are currently scheduled for trial within the next year. The ultimate results of these or any other of the Company’s professional liability claims and disputes cannot be predicted. The Company has limited, and sometimes no, professional liability insurance with regard to most of these claims. In the event a significant judgment is entered against the Company in one or more of these legal actions in which there is no or insufficient professional liability insurance, the Company would not have available cash resources to satisfy the judgment. Further, settlement of these and other cases may require cash resources that would be in excess of the Company’s available cash or other resources. These potential future payments, whether of a judgment or in settlement of a disputed claim, could have a material adverse impact on the Company’s financial position and cash flows.
On September 8, 2004, the Company entered into a settlement agreement with the attorney General of the State of Arkansas setting forth the terms by which the Company resolved all civil claims and investigations commenced by the State of Arkansas prior to the entry of the agreement, including seven lawsuits then pending in the Circuit Court of Pulaski County, Arkansas alleging violations of the Arkansas Abuse of Adults Act and violation of the Arkansas Medicaid False Claims Act with respect to certain residents of facilities operated by the Company in Arkansas. This agreement was subsequently amended to settle one additional case. Under the terms of the settlement, the Company is obligated (i) to pay $417,000 in equal monthly installments of $16,667 beginning on September 1, 2004 and ending on September 1, 2006, and (ii) to pay by no later than September 1, 2007, no less than $600,000 to install sprinkler systems in nursing centers within the State of Arkansas to be selected by the Company. The Company has incurred expenditures of approximately $391,000 through December 31, 2005 toward the requirement to install sprinkler systems.
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
The Company cannot currently predict with certainty the ultimate impact of any of the above cases on the Company’s financial condition, cash flows or results of operations. An unfavorable outcome in any of the lawsuits, any investigation or lawsuit alleging violations of fraud and abuse laws or of elderly abuse laws or any state or Federal False Claims Act case could have a material adverse impact on the Company’s financial condition, cash flows or results of operations
Reimbursement
The Balanced Budget Act enacted during 1997 (the “BBA”) phased in the prospective payment system for nursing centers and contained numerous Medicare and Medicaid cost-saving measures. As initially implemented, the BBA negatively impacted the entire long-term care industry. During 1999 and 2000, certain amendments to the BBA were enacted, which helped restore some of the Medicare funding originally eliminated under the BBA. However, certain provisions in the amendments expired on September 30, 2002 and December 31, 2005.
In 2005, the Centers for Medicare and Medicaid (“CMS”) issued the final rule for the refinement of the Resource Utilization Group (“RUG”) system and provided for the elimination of the reimbursement add-ons for high acuity patients. In addition, Congress implemented a market basket adjustment of approximately 3.1% designed to increase reimbursement for the effects of inflation. The market basket adjustment became effective October 1, 2005, and increased the Company’s revenue and operating cash flow by approximately $1.6 million annually. The eliminations of the add-ons and other offsetting adjustments were effective January 1, 2006, and were originally expected to decrease the Company’s revenue and operating cash flow by an estimated $2.5 million annually. It was originally estimated that the net effect of the CMS rule would be to reduce the Company’s revenue and operating cash flow by approximately $0.9 million per year. However, the Company has seen in 2006 a continuing shift to higher acuity patients result in higher reimbursement. It is now expected that the effect of the elimination of the add-ons and RUG refinement will have no material impact on the Company.
Certain per person annual Medicare Part B reimbursement limits on therapy services became effective January 1, 2006. Subject to certain exceptions, the limits impose a $1,740 per patient annual ceiling on physical and speech therapy services, and a separate $1,740 per patient annual ceiling on occupational therapy services. The exception process is still being defined by CMS, but we believe the majority of services provided by the Company will be reimbursed under the exceptions. The exception process is currently only effective through December 31, 2006. If the exception process is discontinued for 2007, it is expected that the reimbursement limitations will reduce therapy revenues, and negatively impact the Company’s operating results and cash flows.
The Federal Deficit Reduction Act of 2005 mandates the reduction by 30% the amount that Medicare reimburses nursing centers and other non-hospital providers for bad debts arising from uncollectible Medicare coinsurance and deductibles for those individuals that are not dually eligible for Medicare and Medicaid. The reduction is to be phased in over a three year period with 10% during fiscal 2006, 20% during fiscal 2007 and 30% thereafter. This provision is not expected to have a material impact on the Company.
The budget proposed by President Bush for the governments 2007 fiscal years includes a number of proposed reductions to Medicare reimbursement for nursing homes and also appears to challenge certain Federal matching programs that benefit many of the state Medicaid programs, including several of the states in which the Company operates nursing facilities. The Company is unable to quantify the impact that these possible reimbursement cuts would have on it.
Reduction in health care spending has become a national priority in the United States, and the field of health care regulation and reimbursement is a rapidly evolving one. For the fiscal year ended December 31, 2005, the Company derived 30.0% and 58.0% of its total patient and resident revenues related to continuing operations from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on the Company’s profitability. The Company is unable to predict which reform proposals or reimbursement limitations will be adopted in the future, or the effect such changes would have on its operations. The Company will attempt to maximize the revenues available from governmental sources within the changes that have occurred and will continue to occur.
The Company will also attempt to increase revenues from non-governmental sources to the extent capital is available to do so, if at all. However, private payors, including managed care payors, are increasingly demanding that providers accept discounted fees or assume all or a portion of the financial risk for the delivery of health care services. Such measures may include capitated payments, which can result in significant losses to health care providers if patients require expensive treatment not adequately covered by the capitated rate.
15. RELATED PARTIES
The Company commenced operations effective with an initial public offering of common stock in May 1994. The Company’s predecessor operations were in companies owned or controlled by Counsel. From the Company’s inception through November 1996, the Company had two directors who are directors and key executives of Counsel. Until the sale of DCMS, as discussed in Note 14, the Company provided management services for nine facilities owned by two Canadian limited partnerships. Management fees from these facilities totaled $522,000 and $2,029,000 for 2004 and 2003, respectively, and are included in Income from Discontinued Operations in the accompanying consolidated financial statements. Counsel leased seven of these facilities from one of the partnerships.
The Company leased 8 facilities from Counsel. As discussed in Note 14, following the sale of DCMS and the expiration of leases for facilities in the United States, the Company no longer leases any facilities from Counsel. Lease expense related to the facilities leased from Counsel totaled $590,000 and $1,306,000 in 2004 and 2003, respectively, and are included in Income from Discontinued Operations in the accompanying consolidated financial statements.

16. QUARTERLY FINANCIAL INFORMATION (Unaudited)
Selected quarterly financial information for each of the quarters in the years ended December 31, 2005 and 2004 is as follows:

	Quarter
2005	First	Second	Third	Fourth

Net revenues	$48,884,000	$49,607,000	$51,423,000	$53,744,000

Professional liability expense (benefit)(1)	(7,242,000)	1,461,000	968,000	851,000

Net income from continuing operations(2)	8,941,000	1,761,000	2,017,000	17,882,000	(2)

Income (loss) from discontinued operations(3)	23,000	(127,000)	(246,000)	(4,949,000	)(3)

Net income for common stock	$8,886,000	$1,556,000	$1,690,000	$12,852,000

Basic net income (loss) per common share:
Net income from continuing operations	$1.55	$0.29	$0.34	$3.11
Income (loss) from discontinued operations	—	(0.02)	(0.05)	(0.87)

Net income per common share	$1.55	$0.27	$0.29	$2.24

Diluted net income (loss) per common share:
Net income from continuing operations	$1.37	$0.27	$0.31	$2.75
Income (loss) from discontinued operations	0.01	(0.02)	(0.04)	(0.76)

Net income per common share	$1.38	$0.25	$0.27	$1.99

(1)	The Company’s quarterly results are significantly affected by the amounts recorded for professional liability expense, as discussed further in Note 14. The amount of expense (benefit) recorded for professional liability in each quarter of 2004 is set forth in the table above.

(2)	Includes $13.9 million deferred tax benefit, as further discussed in Note 13.

(3)	Includes asset impairment and other charges of $4.4 million, as further discussed in Note 5.

	Quarter
2004	First	Second	Third	Fourth

Net revenues	$45,725,000	$46,046,000	$48,779,000	$50,674,000

Professional liability expense (benefit)(1)	(2,935,000)	(1,668,000)	2,505,000	264,000

Net income from continuing operations	4,745,000	3,602,000	369,000	3,813,000

Loss from discontinued operations(2)	(53,000)	(1,134,000)	(583,000)	(7,978,000	)(2)

Net income (loss) for common stock(3)	$4,620,000	$2,394,000	$(289,000)	$(4,241,000)

Basic net income (loss) per common share:
Net income from continuing operations	$0.84	$0.62	$0.05	$0.66
Loss from discontinued operations	(0.01)	(0.20)	(0.10)	(1.40)

Net income (loss) per common share	$0.83	$0.42	$(0.05)	$(0.74)

Diluted net income (loss) per common share:
Net income from continuing operations	$0.72	$0.56	$0.05	$0.58
Loss from discontinued operations	(0.01)	(0.18)	(0.10)	(1.23)

Net income (loss) per common share	$0.71	$0.38	$(0.05)	$(0.65)

(1)	The Company’s quarterly results are significantly affected by the amounts recorded for professional liability expense, as discussed further in Note 14. The amount of expense (benefit) recorded for professional liability in each quarter of 2004 is set forth in the table above.

(2)	Includes asset impairment and other charges of $8.5 million, as further discussed in Note 5.

ADVOCAT INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
OF CONTINUING OPERATIONS
(in thousands)

Column A	Column B		Column C		Column D	Column E
			Additions		Deductions

	Balance
	at	Charged				Balance
Description	Beginning	to	Charged		(Write-offs)	at
	of	Costs and	to Other		net of	End of
	Period (1)	Expenses	Accounts(1)	Other	Recoveries	Period

Year ended December 31, 2005:
Allowance for doubtful accounts	$1,712	$1,560	$164	$—	$(1,714)	$1,722

Year ended December 31, 2004:
Allowance for doubtful accounts	$1,799	$1,359	$384	$—	$(1,830)	$1,712

Year ended December 31, 2003:
Allowance for doubtful accounts	$2,192	$1,534	$173	$—	$(2,100)	$1,799

(1)	As discussed in Note 10 of the Consolidated Financial Statements, the Company has reclassified its financial statements for 2005 and all prior periods to present the results of certain divestiture and lease termination transactions as discontinued operations. Apart from the sale of the Canadian operations, the other divestiture and lease termination transactions generally resulted in the surrender of property and equipment in the facilities, but did not result in the sale of accounts receivable or other current assets or the assumption of current liabilities or debt. Accordingly, such current assets and liabilities were not reclassified to discontinued operations. This schedule sets forth amount of provision for doubtful accounts charged to discontinued operations separately for discontinued operations other than the Canadian operations. The amounts related to the Canadian operations are disclosed separately in the next schedule.

S - 1

ADVOCAT INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
OF DISCONTINUED CANADIAN OPERATIONS
(in thousands)

Column A	Column B		Column C		Column D	Column E
			Additions		Deductions

Balance
	at	Charged				Balance
Description	Beginning	to	Charged		(Write-offs)	at
	of	Costs and	to Other		net of	End of
	Period (1)	Expenses	Accounts	Other(2)	Recoveries	Period

Year ended December 31, 2005:
Allowance for doubtful accounts	$—	$—	$—	$—	$—	$—

Year ended December 31, 2004:
Allowance for doubtful accounts	$29	$5	$—	$(28)	$(6)	$—

Year ended December 31, 2003:
Allowance for doubtful accounts	$23	$12	$—	$—	$(6)	$29

(1)	As discussed in Note 10 of the Consolidated Financial Statements, the Company has reclassified its financial statements for 2005 and all prior periods to present the results of certain divestitures as discontinued operations. The receivables and related allowance for doubtful accounts of the Canadian operations were reclassified to discontinued operations. This schedule sets forth the amounts related solely to Canadian operations.

(2)	The Canadian operations were sold in May 2004, and all related accounts were removed in recording the sale.

S - 2

Exhibit
Number	Description of Exhibits
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
10.63
Second Amendment dated December 15, 2002 to Renewal Promissory Note by and among AmSouth Bank and Diversicare Assisted Living Services, NC, LLC (incorporated by reference to Exhibit 10.136 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

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

10.77
Fifth Amendment to Promissory Note dated as of June 18, 2003 by and between Diversicare Assisted Living Services NC I, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.78
Fifth Amendment to Promissory Note dated as of June 18, 2003 by and between Diversicare Assisted Living Services NC II, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

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

10.81
Sixth Amendment to Promissory Note dated as of the 1st day of July, 2003, by and between Diversicare Assisted Living Services NC II, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.82
Fifth Amendment to Loan Agreement dated as of July 1, 2003, by and between Diversicare Assisted Living Services NC II, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.83
Sixth Amendment to Promissory Note dated as of the 1st day of July, 2003, by and between Diversicare Assisted Living Services NC I, LLC, and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

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
10.87
Working Capital Loan Agreement dated as of April 1, 2003, between Omega Healthcare Investors, Inc., a Maryland corporation, and Senior Care Florida Leasing, LLC, a Delaware limited liability company, Senior Care Golfview, LLC, a Delaware limited liability company, Senior Care Golfcrest, LLC, a Delaware limited liability company, Senior Care Southern Pines, LLC, a Delaware limited liability company, and Senior Care Cedar Hills, LLC (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

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

10.116
Fifth Amendment to Master Amendment to Loan Documents And Agreement dated as of October 29, 2004 by and between AmSouth Bank, successor in interest by merger to First American National Bank, Advocat Inc., a Delaware corporation and various subsidiaries of Advocat Inc. (incorporated by reference to Exhibit 10.116 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.117
Seventh Amendment to Renewal Promissory Note dated October 29, 2004 by and among AmSouth Bank and Diversicare Assisted Living Services, NC, LLC, a Tennessee limited liability company (incorporated by reference to Exhibit 10.117 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.118
Replacement Reduced and Modified Renewal Revolving Promissory Note dated October 29, 2004 from Diversicare Management Services Co. to AmSouth Bank (incorporated by reference to Exhibit 10.118 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

Exhibit
Number	Description of Exhibits
10.119
Seventh Amendment to Renewal Promissory Note (the “Overline Facility”) dated October 29, 2004 into by and among AmSouth Bank and Diversicare Management Services, Co., a Tennessee corporation (incorporated by reference to Exhibit 10.119 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.120
Sixth Amendment is entered into by and between The Medical Clinic Board Of The City Of Hartford, Alabama, Diversicare Leasing Corp., Colonial Bank, N.A., City Bank Of Hartford and Slocomb National Bank, and is effective as of November 2, 2004 (incorporated by reference to Exhibit 10.120 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.121
Purchase and Sale Agreement dated as of 4th day of November, 2004, by and between McKesson Medical-Surgical Minnesota Supply Inc. a Minnesota corporation, Advocat Distribution Services, Inc., a Tennessee corporation and Diversicare Management Services, Inc. (incorporated by reference to Exhibit 10.121 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.122
Purchase and Sale Agreement made and entered into as of the 14th day of November, 2003 with Addendum dated as of October 14, 2004 by and between Diversicare Assisted Living Services NC II, LLC, a Delaware limited liability company, and Margaret Sutton (incorporated by reference to Exhibit 10.122 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.123
Purchase Agreement made and entered into as of the 14th day of January, 2005, by and between (i) Diversicare Leasing Corp., a Tennessee corporation, and (ii) Salt Creek Holding Company, Inc., a Texas corporation, and Goliad Manor, Inc., a Texas corporation (incorporated by reference to Exhibit 10.123 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.124
Purchase Agreement made and entered into as of the 14th day of January, 2005, by and between (i) Diversicare Leasing Corp., a Tennessee corporation and (ii) Devil’s Run Holding Company, Inc., a Texas corporation and Refugio Nursing and Rehabilitation Center, Inc., a Texas corporation. (incorporated by reference to Exhibit 10.124 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.125
Eighth Amendment to Promissory Note dated as of the 1st day of January, 2005, by and between Diversicare Assisted Living Services NC I, LLC, a Delaware limited liability company and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.125 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

Exhibit
Number	Description of Exhibits
10.126
Seventh Amendment to Loan Agreement effective as of January 1, 2005, by and between Diversicare Assisted Living Services NC I, LLC, a Delaware limited liability company, and GMAC Commercial Mortgage Corporation, a California corporation (incorporated by reference to Exhibit 10.126 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.127
Eighth Amendment To Promissory Note entered into as of the 1st day of January, 2005, by and between Diversicare Assisted Living Services NC II, LLC, a Delaware limited liability company and GMAC Commercial Mortgage Corporation, a California corporation (incorporated by reference to Exhibit 10.127 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.128
Seventh Amendment to Loan Agreement effective as of January 1, 2005, by and between Diversicare Assisted Living Services NC II, LLC, a Delaware limited liability company and GMAC Commercial Mortgage Corporation, a California corporation (incorporated by reference to Exhibit 10.128 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.129
Lease Termination Agreement dated December 1, 2004 by and between Counsel Nursing Properties, Inc., a Delaware corporation and Diversicare Leasing Corp., a Tennessee corporation (incorporated by reference to Exhibit 10.129 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.130
First Amendment to Replacement Reduced and Modified Renewal Revolving Promissory Note dated as of January 29, 2005 by and among AmSouth Bank and Diversicare Management Services, Co. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.131
Eighth Amendment to Renewal Promissory Note (the Overline Facility) dated as of January 29, 2005 by and among AmSouth Bank and Diversicare Management Services, Co. 10.1 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.132
Eighth Amendment to Renewal Promissory Note dated as of January 29, 2005 by and among AmSouth Bank and Diversicare Assisted Living Services, NC, LLC. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.133
Sixth Amendment to Master Amendment to Loan Documents and Agreement dated as of January, 29, 2005 by and between AmSouth Bank, the Company, Diversicare Management Services, Co. and other subsidiaries of the Company (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

Exhibit
Number	Description of Exhibits
10.134
Promissory Note dated as of April 28, 2005 in the amount of $3,700,000 from Diversicare Hartford, LLC to GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.135
Loan Agreement Dated as of April 28, 2005 by and among Diversicare Hartford, LLC to GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.136
Payment and Performance Guaranty Agreement dated April 28, 2005 by Advocat Inc. for the benefit of to GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.137
Second Amendment to Consolidated Amended and Restated Master Lease dated as of June 15, 2005 by and between Sterling Acquisition Corp. and Diversicare Leasing Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.138
Eighth Amendment to Loan Agreement effective as of April 1, 2005 by and between Diversicare Assisted Living Services NC I, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.139
Ninth Amendment to Promissory Note dated as of April 1, 2005 by and between Diversicare Assisted Living Services NC I, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.140
Eighth Amendment to Loan Agreement effective as of April 1, 2005 by and between Diversicare Assisted Living Services NC II, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.141
Ninth Amendment to Promissory Note dated as of April 1, 2005 by and between Diversicare Assisted Living Services NC II, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.142
Eighth Amendment to Project Loan Agreement (Afton Oaks) effective as of April 1, 2005 by and between GMAC Commercial Mortgage Corporation and Diversicare Afton Oaks, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

Exhibit
Number	Description of Exhibits
10.143
Ninth Amendment to Promissory Note (Afton Oaks) effective as of April 1, 2005 by and between Diversicare Afton Oaks, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.144
Loan Agreement re Briarcliff Health Care Center dated as of August 31, 2005, by and between a subsidiary of the Company, and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.145
Purchase and Sale Agreement dated July 5, 2005 by and between Osborne F. Wilson Development Corp., Inc. and a subsidiary of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.146
Asset Purchase Agreement dated as of November 28, 2005, by and among Diversicare Assisted Living Services NC I, LLC, a Delaware limited liability company, Diversicare Assisted Living Services NC II, LLC, a Delaware limited liability company, and Agemark Acquisition, LLC, a North Carolina limited liability company.

10.147	First Amendment to Amended and Restated Master Lease Agreement dated as of December 31, 2005 by and between Florida Lessor-Emerald, Inc. and Senior Care Florida Leasing, LLC.

10.148
First Amendment to Master Lease Agreement dated as of December 31, 2005 by and between Emerald-Cedar Hills, Inc., Emerald-Golfview, Inc., Emerald-Southern Pines, Inc. and Emerald-Golfcrest, Inc. and Senior Care Florida Leasing, LLC.

21	Subsidiaries of the Registrant.

23.1	Consent of BDO Seidman.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).