Form 10-Q
period 2006-03-31
ADVOCAT INC
filed 2006-05-11
CIK 919956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
CHECK ONE:

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2006
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
5,740,287

(Outstanding shares of the issuer’s common stock as of May 8, 2006)

Part I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 6. EXHIBITS
SIGNATURES
EX-10.1 AMENDED AND RESTATED EMPLOYMENT AGREEMENT
EX-10.2 EMPLOYMENT AGREEMENT
EX-10.3 EMPLOYMENT AGREEMENT
EX-10.4 NINTH AMENDMENT TO RENEWAL PROMISSORY NOTE
EX-10.5 EIGHTH AMENDMENT TO MASTER AMENDMENT TO LOAN DOCUMENTS
EX-10.6 NINTH AMENDMENT TO RENEWAL PROMISSORY NOTE
EX-10.7 SECOND AMENDMENT TO REPLACEMENT REDUCED AND MODIFIED RENEWAL REVOLVING PROMISSORY NOTE
EX-10.8 NINTH AMENDMENT TO PROJECT LOAN AGREEMENT
EX-10.9 TENTH AMENDMENT TO PROMISSORY NOTE
EX-10.10 FIRST AMENDMENT TO LOAN AGREEMENT
EX-10.11 FIRST AMENDMENT TO PROMISSORY NOTE
EX-10.12 FIRST AMENDMENT TO MORTGAGE AND SECURITY AGREEMENT
EX-10.13 FIRST AMENDMENT TO LOAN AGREEMENT
EX-10.14 FIRST AMENDMENT TO PROMISSORE NOTE
EX-10.15 FIRST AMENDMENT TO MORTGAGE AND SECURITY AGREEMENT
EX-10.16 NINTH AMENDMENT TO LOAN AGREEMENT
EX-10.17 TENTH AMENDMENT TO PROMISSORY NOTE
EX-10.18 NINTH AMENDMENT TO LOAN AGREEMENT
EX-10.19 TENTH AMENDMENT TO PROMISSORY NOTE
EX-10.20 FIRST AMENDMENT TO ASSET PURCHASE AGREEMENT
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32 SECTION 906 CERTIFICATION OF THE CEO & CFO

Part I. FINANCIAL INFORMATION

ITEM 1 —	FINANCIAL STATEMENTS
ADVOCAT INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2006	2005
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$7,895	$7,070
Restricted cash	350	625
Receivables, less allowance for doubtful accounts of $1,896 and $1,722, respectively	17,472	18,147
Current portion of note receivable	505	497
Prepaid expenses and other current assets	3,320	3,408
Insurance refunds receivable	2,103	1,273
Deferred income taxes	776	1,004
Discontinued operations	2	2

Total current assets	32,423	32,026

PROPERTY AND EQUIPMENT, at cost	57,613	57,052
Less accumulated depreciation	(31,259)	(30,327)
Discontinued operations, net	12,667	12,696

Property and equipment, net	39,021	39,421

OTHER ASSETS:
Deferred income taxes	13,862	12,856
Note receivable, net of current portion	5,289	5,198
Deferred financing and other costs, net	522	527
Other assets	3,152	3,734

Total other assets	22,825	22,315

	$94,269	$93,762

(Continued)

ADVOCAT INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(continued)

	March 31,	December 31,
	2006	2005
	(Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt	$18,249	$18,609
Current portion of settlement promissory notes	864	1,106
Short-term debt	26,535	27,704
Trade accounts payable	4,262	4,415
Accrued expenses:
Payroll and employee benefits	7,570	8,495
Interest	1,068	1,024
Current portion of self-insurance reserves	6,045	5,952
Other current liabilities	3,994	4,691

Total current liabilities	68,587	71,996

NONCURRENT LIABILITIES:
Settlement promissory notes, less current portion	—	128
Self-insurance reserves, less current portion	26,382	29,041
Other noncurrent liabilities	4,725	4,717

Total noncurrent liabilities	31,107	33,886

COMMITMENTS AND CONTINGENCIES

SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK
Authorized 600,000 shares, $.10 par value, 393,658 shares issued and outstanding, at redemption value	4,834	4,750

SHAREHOLDERS’ DEFICIT:
Series A preferred stock, authorized 400,000 shares, $.10 par value, none issued and outstanding	—	—
Common stock, authorized 20,000,000 shares, $.01 par value, 5,740,000 and 5,725,000 shares issued and outstanding, respectively	57	57
Paid-in capital	16,025	16,022
Accumulated deficit	(26,341)	(32,949)

Total shareholders’ deficit	(10,259)	(16,870)

	$94,269	$93,762

The accompanying notes are an integral part of these interim consolidated balance sheets.

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2006	2005
PATIENT REVENUES, net	$53,187	$48,884

EXPENSES:
Operating	40,630	38,332
Lease	3,825	3,882
Professional liability	(2,147)	(7,242)
General and administrative	3,481	3,392
Depreciation	944	860

Total expenses	46,733	39,224

OPERATING INCOME	6,454	9,660

OTHER INCOME (EXPENSE):
Foreign currency transaction loss	(9)	(56)
Other income	207	—
Interest income	183	117
Interest expense	(999)	(769)

	(618)	(708)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	5,836	8,952
PROVISION (BENEFIT) FOR INCOME TAXES	(729)	11

NET INCOME FROM CONTINUING OPERATIONS	6,565	8,941

INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Operating income (loss), net of taxes of $0 and $11, respectively	118	(353)
Gain on sale, net of taxes of $0 and $0, respectively	8	376

Net income from discontinued operations	126	23

NET INCOME	6,691	8,964
PREFERRED STOCK DIVIDENDS, ACCRUED BUT NOT PAID	83	78

NET INCOME FOR COMMON STOCK	$6,608	$8,886

NET INCOME PER COMMON SHARE:
Per common share – basic
Income from continuing operations	$1.13	$1.55
Income from discontinued operations	0.02	0.00

	$1.15	$1.55

Per common share – diluted
Income from continuing operations	$1.00	$1.37
Income from discontinued operations	0.02	0.01

	$1.02	$1.38

WEIGHTED AVERAGE SHARES:
Basic	5,740	5,725

Diluted	6,503	6,499

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Three Months Ended March 31,
	2006	2005
		Revised – See Note 5
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,691	$8,964
Income from discontinued operations	126	23

Net income from continuing operations	6,565	8,941
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation	944	860
Provision for doubtful accounts	341	485
Deferred income tax benefit	(778)	—
Benefit from reduction in accrual for self-insured professional liability, net of provision	(2,300)	(7,388)
Payment of professional liability costs	(546)	(1,035)
Amortization of deferred balances	51	106
Provision for leases in excess of cash payments	8	50
Gain on sale of bed license	(207)	—
Foreign currency transaction loss	9	56
Non-cash interest expense	43	40
Non-cash interest income	(108)	(105)

Net cash provided by operating activities before changes in other assets and liabilities	4,022	2,010
Changes in other assets and liabilities affecting operating activities:
Receivables, net	323	(75)
Prepaid expenses and other assets	(213)	(963)
Trade accounts payable and accrued expenses	(1,880)	773

Net cash provided by continuing operations	2,252	1,745
Net cash provided by discontinued operations	174	103

Net cash provided by operating activities	2,426	1,848

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(573)	(1,059)
Proceeds from sale of discontinued operations and bed license	268	376
Decrease in restricted cash deposits	275	9
Other deferred balances	(29)	—

Net cash used by continuing operations	(59)	(674)
Net cash used by discontinued operations	—	(249)

Net cash used by investing activities	(59)	(923)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(1,529)	(836)
Proceeds from exercise of stock options	4	—
Financing costs	(17)	(10)

Net cash used by financing activities	(1,542)	(846)

(Continued)

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)
(continued)

	Three Months Ended March 31,
	2006	2005
INCREASE IN CASH AND CASH EQUIVALENTS	$825	$79

CASH AND CASH EQUIVALENTS, beginning of period	7,070	5,829

CASH AND CASH EQUIVALENTS, end of period	$7,895	$5,908

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$913	$704

Cash payments of income taxes	$140	$52

NON-CASH TRANSACTIONS:
During the three month periods ended March 31, 2006 and 2005, the Company accrued, but did not pay, Preferred Stock dividends of $83,000 and $78,000, respectively.
The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006 AND 2005
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
As of March 31, 2006, the Company’s continuing operations consist of 43 nursing centers with 4,505 licensed nursing beds and 78 assisted living units. The Company’s continuing operations include nine owned nursing centers and 34 leased nursing centers. The Company’s continuing operations include centers in Alabama, Arkansas, Florida, Kentucky, Ohio, Tennessee, Texas and West Virginia.
2.  BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The interim consolidated financial statements for the three month periods ended March 31, 2006 and 2005, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all adjustments necessary to present fairly the Company’s financial position at March 31, 2006 and the results of operations and cash flows for the three month periods ended March 31, 2006 and 2005. The Company’s consolidated balance sheet at December 31, 2005 was taken from the Company’s audited consolidated financial statements as of December 31, 2005.
The results of operations for the three month periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
The accompanying consolidated financial statements have been prepared assuming that Advocat will continue as a going concern. The Company has a net working capital deficit of $36.2 million as of March 31, 2006. As discussed in Note 3, the Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $31.7 million as of March 31, 2006. The Company does not have cash or available resources to pay over a short period of time these accrued professional liability claims or any significant portion thereof. The Company has $30.1 million of scheduled debt maturities (including short term debt, settlement promissory notes and current portions of long term debt) during the next twelve months, and is in default of certain debt covenants contained in debt agreements that allow the holders of substantially all of the

Company’s debt to demand immediate repayment, and has not obtained waivers of the non-compliance. Although the Company does not anticipate that such demands will be made, the continued forbearance on the part of the Company’s lenders cannot be assured. If the Company’s lenders force immediate repayment, the Company would not be able to repay the related debt outstanding. Accordingly, the Company has classified the related debt principal amounts as current liabilities in the accompanying consolidated financial statements as of March 31, 2006. Of the total $30.1 million of scheduled debt maturities during the next twelve months, the Company intends to repay approximately $4.0 million from cash generated from operations and will attempt to refinance the remaining balance. The Company has entered into an agreement to sell eleven assisted living facilities for a sales price of $11.0 million, and is scheduled to close this sale on May 15, 2006, although no assurance can be given. The Company has also entered into an agreement to sell its only remaining assisted living facility in North Carolina for approximately $4.0 million. This sale is subject to customary contingencies, including purchaser obtaining financing and completing due diligence. These twelve facilities secure loans with an outstanding balance of approximately $16.6 million as of March 31, 2006, and the net proceeds from the sale of the facilities will be used to repay this debt. The Company has entered into negotiations with the lender to refinance the remaining balance of this debt, but no assurances can be given these negotiations will be successful. Events of default under the Company’s debt agreements could lead to additional events of default under the Company’s lease agreements covering a majority of its nursing centers. A default in the lease agreements allows the lessor the right to terminate the lease agreements and assume operating rights with respect to the leased properties. The net book value of property and equipment, including leasehold improvements, related to these facilities total approximately $4.1 million as of March 31, 2006. A default in these lease agreements also allows the holder of the Series B Redeemable Convertible Preferred Stock the right to require the Company to redeem such stock.
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
Reserve for Estimated Self-Insured Professional Liability Claims-
Because the Company anticipates that its actual liability for existing and anticipated claims will exceed the Company’s limited professional liability insurance coverage, the Company has recorded total liabilities for professional liability and other claims of $31.7 million as of March 31, 2006. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims.
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
While each quarterly adjustment to the recorded liability for professional liability claims affects reported income, these changes do not directly affect the Company’s cash position because the accrual for these liabilities is not funded. The Company does not have cash or available resources to pay over a short period of time these accrued professional liability claims or any significant portion thereof. In the event a significant judgment is entered against the Company in one or more legal actions in which there is no or insufficient professional liability insurance, the Company anticipates that payment of the judgment amounts may require cash resources that would be in excess of the Company’s available cash or other resources. Any such judgment could have a material adverse impact on the Company’s financial position and cash flows.
The following summarizes the Company’s accrual for professional liability and other claims for each policy year as of the end of the period:

	March 31,	December 31,
Policy Year End March 9,	2006	2005
2007	$521,000	$—
2006	10,844,000	10,492,000
2005	11,003,000	12,722,000
2004	5,608,000	6,351,000
2003	2,236,000	3,137,000
Other	1,485,000	1,825,000

	$31,697,000	$34,527,000

Other Insurance-
With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. Prior to that time, the Company was self-insured for the first $250,000, on a per claim basis, for workers’ compensation claims in a majority of its facilities. However, the insurance carrier providing coverage above the Company’s self insured retention has been declared insolvent by the applicable state insurance agency. As a result, the Company is completely self-insured for workers compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. The Company has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate. The liability recorded by the Company for the self-insured obligations under these plans is $0.6 million as of March 31, 2006.
Effective June 30, 2003, the Company entered into workers compensation insurance programs that provide coverage for claims incurred, with premium adjustments depending on incurred losses. The Company accounts for premium expense under these policies based on its estimate of the level of claims expected to be incurred. As of March 31, 2006, the Company has recorded estimated premium refunds due under these programs totaling approximately $4.0 million, with $2.1 million included in “insurance refunds receivable” in current assets and the balance included in “other noncurrent assets” in the accompanying balance sheet, based upon expected settlement dates. Any adjustments of future premiums for workers compensation policies and differences between actual settlements and reserves for self-insured obligations are included in expense in the period finalized.
The Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $0.9 million at March 31, 2006.

The differences between actual settlements and reserves are included in expense in the period finalized.
4.  STOCK-BASED COMPENSATION
Beginning January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” using the modified prospective method, in which compensation cost is recognized (a) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The Company had no unvested awards granted to employees on the effective date.
Prior to January 1, 2006, the Company accounted for stock based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and the related Interpretations (“APB No. 25”). Under APB No. 25, no compensation cost related to stock options was recognized because all options were issued with exercise prices equal to the fair market value at the date of grant. Had compensation cost for the Company’s stock-based compensation plans been determined consistent with SFAS No. 123, the Company’s net income for common stock and net income per common share would not have differed materially from the amounts reported.
5.  RECLASSIFICATIONS
As discussed in Note 6, the consolidated financial statements of the Company have been reclassified to reflect as discontinued operations certain divestitures and lease terminations.
In 2006, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount, and has revised the prior period presentation to be consistent with the three months ended March 31, 2006.
6.  DISCONTINUED OPERATIONS
In November 2005, the Company entered into an agreement to sell certain assets of eleven assisted living facilities located in North Carolina for a sales price of $11.0 million. The sale is scheduled to close on May 15, 2006, although no assurances can be given. Proceeds from this transaction will be used to pay transaction costs and repay debt.
The Company has entered into an agreement to sell its only remaining assisted living facility in North Carolina for a sales price of $4.0 million. This sale is subject to customary contingencies, including the purchaser obtaining financing and completing due diligence, and is expected to close in the second quarter of 2006, although no assurances can be given. Proceeds from this transaction will be used to pay transaction costs and repay debt.
In February 2005, the Company sold two nursing homes in Texas that were operating with low occupancy and experiencing operating losses. The net proceeds from the transactions were approximately $375,000, and were used to pay transaction costs and repay debt. In periods prior to the sale, the Company had recorded impairment provisions and reduced the property to its estimated realizable value, and no significant gain or loss was realized on the transactions.
Each of these facilities and businesses constitute components under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and, accordingly, the Company has reclassified the operations and disposed property of each of these components as discontinued operations for all periods presented in the Company’s consolidated financial statements.
7.  EARNINGS PER SHARE
Information with respect to basic and diluted net income per share is presented below:

	Three Months Ended
	March 31,
	2006	2005
Net income per common share:
Per common share – basic
Income from continuing operations	$1.13	$1.55
Income (loss) from discontinued operations
Operating income (loss), net of taxes	0.02	(0.06)
Gain on sale, net of taxes	—	0.06

Discontinued operations, net of taxes	0.02	—

Net income	$1.15	$1.55

Per common share – diluted
Income from continuing operations	$1.00	$1.37
Income (loss) from discontinued operations
Operating income (loss), net of taxes	0.02	(0.05)
Gain on sale, net of taxes	—	0.06

Discontinued operations, net of taxes	0.02	0.01

Net income	$1.02	$1.38

8.  FINANCING TRANSACTIONS
On March 17, 2006, the Company entered into a two year renewal of its term notes and working capital line of credit agreements with its primary bank lender. In addition, the lender agreed to amend certain covenants of the notes to bring the Company into compliance with such covenants. It is anticipated that the term notes with this lender will be repaid in full during the course of the two year term of this agreement.
As discussed in Note 6, the Company has entered into agreements to sell all of its assisted living facilities in North Carolina. These facilities and three nursing centers are collateral for mortgage debt with a commercial finance company that totals approximately $26.6 million as of March 31, 2006. These mortgages matured on April 1, 2006. The Company has entered into a 60 day extension for $16.6 million in mortgage loans that are secured by the assisted living facilities. The Company is engaged in negotiations with the lender, and it is anticipated that once the sale of the facilities is completed, the Company will be able to refinance the remaining debt with the lender for a longer term. The Company has also entered into a 90 day extension of $10.0 million in mortgage loans that are secured by three nursing centers with this lender, and is engaged in discussions with the lender to refinance those loans for a longer term. No agreement has been reached, and no assurances can be made that these efforts will be successful.
9.  SALE OF BED LICENSE
In January 2006, the Company sold 10 licensed beds which it owned in Kentucky but had not placed in service. The sales price was $260,000, and the Company recognized a gain of $207,000 on the sale, which is included in “other income” in the consolidated statements of operations for the three months ended March 31, 2006.

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
As of March 31, 2006, our continuing operations consist of 43 nursing centers with 4,505 licensed nursing beds and 78 assisted living units. As of March 31, 2006, our continuing operations included nine owned nursing centers and 34 leased nursing centers.
Divestitures. We have undertaken several divestitures in recent periods. The divested operations have generally been poor performing properties. In November 2005, we entered into a definitive agreement to sell certain assets of eleven assisted living facilities located in North Carolina. The sale is scheduled to close on May 15, 2006, although no assurances can be given. We have also entered into an agreement to sell our only remaining assisted living facility in North Carolina. The sale is subject to customary contingencies, including purchaser obtaining financing and completing due diligence. In February 2005, we sold two nursing centers in Texas.
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
Because we anticipate that our actual liability for existing and anticipated claims will exceed our limited professional liability insurance coverage, we have recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $31.7 million as of March 31, 2006. We do not have cash or available resources to pay over a short period of time these accrued professional liability claims or any significant portion thereof.
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
We provide the actuary information with regard to historical losses we incurred for professional liability claims. The actuary considers losses covering a multi-year period as the basis for estimates. From this historical data, the actuary develops estimates of the Company’s ultimate professional liability cost for a given period in relation to our occupancy for that period. The estimate includes legal and other expenses expected to be incurred.
The actuary evaluates claims and potential claims incurred for periods beginning March 9, 2000. Prior to that time, we had adequate insurance in place to cover claims on a claims-incurred basis without significant uninsured risk. Beginning with the March 9, 2000 policy period, insurance coverage was on a claims made basis. See Note 3, “Insurance Matters,” of the Notes to the Interim Consolidated Financial Statements for a description of our insurance coverage.
On a quarterly basis, as claims are reported and lawsuits filed, we obtain reports of claims we have incurred from insurers and a third party claims administrator. These reports contain information relevant to the liability actually incurred to date with that claim as well as the third-party administrator’s estimate of the anticipated total cost of the claim (this estimate is initially developed based on the third-party administrator’s initial review of the facts giving rise to the claim). This information is reviewed by us and provided to the actuary. The actuary uses this information to determine the timing of claims reporting and the development of reserves, and compares the information obtained to its original estimates of liability. Based on the actual claim information obtained and on estimates regarding the number and cost of additional claims anticipated in the future, the reserve estimate for a particular period may be revised upward or downward on a quarterly basis. Thus, the accrual for older periods is determined by using currently-known information to adjust the initial reserve that was created based on historical data. For information regarding the amount of accrual by period, see Note 3, “Insurance Matters,” of the Notes to the Interim Consolidated Financial Statements.
Any estimate of our exposure for professional liability claims is inherently uncertain. Some key factors that could lead to differences between amounts estimated and the ultimate amount of any loss are addressed below. One of the key assumptions in the actuarial analysis is that historical losses provide an accurate forecast of future losses. The actuary considers more than ten years of historical loss data, including losses incurred in periods with significant insurance coverage. Our ability to pay may limit losses in periods of lower insurance or self insurance. Our ability to pay in the future is not considered in the actuarial estimates. Changes in legislation such as tort reform may affect the severity and frequency of claims incurred in future periods. Changes in risk management practices may also affect the frequency of future claims.
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
We believe that the use of actuarial methods described above provides a valid and reasonable method to estimate our liability for professional and general liability claims. We also believe that expertise in actuarial methodologies is required to estimate liabilities using this methodology and thus employ a third-party actuary to provide this service. Because of the difficulties discussed above, any estimate of our professional liability claims is inherently uncertain; therefore, actual professional liability costs may differ materially from the accrual, regardless of the assumptions or methodology used. Professional liability costs are material to our financial position, and differences between estimates and the ultimate amount of loss may cause a material fluctuation in our reported results of operations. The liability recorded at March 31, 2006, was $31.7 million, compared to current assets of $32.4 million and total assets of $94.3 million. For the three months ended March 31, 2006 and 2005, our professional liability expense was negative $2.1 million and negative $7.2 million, respectively, with negative amounts representing net benefits resulting from downward revisions in previous estimates. These amounts are material in relation to our reported net income from continuing operations for the related periods of $6.6 million and $8.9 million, respectively.
While each quarterly adjustment to the recorded liability for professional liability claims affects reported income, these changes do not directly affect our cash position because the accrual for these liabilities is not funded. We do not have cash or available resources to pay over a short period of time these accrued professional liability claims or any significant portion thereof. In the event a significant judgment is entered against us in one or more of these legal actions in which there is no or insufficient professional liability insurance, we anticipate that payment of the judgment amounts may require cash resources that would be in excess of our available cash or other resources. Any such judgment could have a material adverse impact on our financial position and cash flows.
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
Medicare Reimbursement-
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
Certain per person annual Medicare Part B reimbursement limits on therapy services became effective January 1, 2006. Subject to certain exceptions, the limits impose a $1,740 per patient annual ceiling on physical and speech therapy services, and a separate $1,740 per patient annual ceiling on occupational therapy services. CMS has established an exception process to permit therapy services in certain situations, and we believe the majority of services provided by us will be reimbursed under the exceptions. The exception process is currently only effective through December 31, 2006. If the exception process is discontinued for 2007, it is expected that the reimbursement limitations will reduce therapy revenues and negatively impact our operating results and cash flows.
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
Reduction in health care spending has become a national priority in the United States, and the field of health care regulation and reimbursement is a rapidly evolving one. For the three months ended March 31, 2006, we derived 31.3% and 55.4% of our total patient and resident revenues related to continuing operations from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on our profitability. We are unable to predict which reform proposals or reimbursement limitations will be adopted in the future, or the effect such changes would have on our operations. We will attempt to maximize the revenues available from governmental sources within the changes that have occurred and will continue to occur.
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

Licensure and other Health Care Laws-
All our nursing centers must be licensed by the state in which they are located in order to accept patients, regardless of payor source. In most states, nursing homes are subject to certificate of need laws, which require us to obtain government approval for the construction of new nursing homes or the addition of new licensed beds to existing homes. Our nursing centers must comply with detailed statutory and regulatory requirements on an ongoing basis in order to qualify for licensure, as well as for certification as a provider eligible to receive payments from the Medicare and Medicaid programs. Generally, the requirements for licensure and Medicare/Medicaid certification are similar and relate to quality and adequacy of personnel, quality of medical care, record keeping, dietary services, resident rights, and the physical condition of the facility and the adequacy of the equipment used therein. Each facility is subject to periodic inspections, known as “surveys” by health care regulators, to determine compliance with all applicable licensure and certification standards. Such requirements are both subjective and subject to change. If the survey concludes that there are deficiencies in compliance, the facility is subject to various sanctions, including but not limited to monetary fines and penalties, suspension of new admissions, non-payment for new admissions and loss of licensure or certification. Generally, however, once a facility receives written notice of any compliance deficiencies, it may submit a written plan of correction and is given a reasonable opportunity to correct the deficiencies. There can be no assurance that, in the future, we will be able to maintain such licenses and certifications for our facilities or that we will not be required to expend significant sums in order to comply with regulatory requirements.
Insurance
Professional Liability and Other Liability Insurance-
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
We have essentially exhausted all general and professional liability insurance available for claims first made during the period from March 9, 2001 through March 9, 2006. For claims made during the period from March 10, 2006 through March 9, 2007, we maintain insurance with coverage limits of $100,000 per medical incident and total aggregate policy coverage limits of $500,000. See Note 3, “Insurance Matters,” of the Notes to the Interim Consolidated Financial Statements.
Other Insurance-
With respect to workers’ compensation insurance, substantially all of our employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. Prior to that time, we were self-insured for the first $250,000, on a per claim basis, for workers’ compensation claims in a majority of our facilities. However, the insurance carrier providing coverage above our self insured retention has been declared insolvent by the applicable state insurance agency. As a result, we are completely self-insured for workers compensation exposures prior to May 1997. We have been and remain a non-subscriber to the Texas workers’ compensation system and are, therefore, completely self-insured for employee injuries with respect to our Texas operations. We have provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate. The liability we recorded for the self-insured obligations under these plans is $0.6 million as of March 31, 2006. Effective June 30, 2003, we entered into workers compensation insurance programs that provide coverage for claims incurred, with premium adjustments depending on incurred losses. As of March 31, 2006, we have recorded estimated premium refunds due under these programs totaling approximately $4.0 million, with $2.1 million included in “insurance refunds receivable” in current assets and the balance included in “other noncurrent assets” in the accompanying balance sheet, based upon expected settlement dates. See Note 3, “Insurance Matters,” of the Notes to the Interim Consolidated Financial Statements.
We are self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. We provide reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $0.9 million at March 31, 2006. The differences between actual settlements and reserves are included in expense in the period finalized.
Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of December 31, 2005, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

		Less than	1 to 3	4 to 5	After
Contractual Obligations	Total	1 year	Years	Years	5 Years

Long-term debt	$18,249	$2,739	$15,510	$—	$—
Settlement promissory notes	$864	$864	$—	$—	$—
Other settlement obligations	$574	$521	$53	$—	$—
Short-term debt	$26,535	$26,535	$—	$—	$—
Series B Preferred Stock	$4,834	$—	$4,834	$—	$—
Operating leases	$232,980	$15,430	$32,292	$32,243	$153,015
Required capital expenditures under operating leases	$14,623	$867	$1,733	$1,754	$10,269
Total	$298,659	$46,956	$54,422	$33,997	$163,284
Due to events of default, we have classified all of our long-term debt in current liabilities.
Future cash obligations for interest expense have been excluded from the above table. In 2005, our cash payments for interest were approximately $3.0 million, and were approximately $0.9 million in the three months ended March 31, 2006.
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.5 times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change of control of the Company (as defined). The maximum contingent liability for these payments under these agreements is approximately $1.7 million. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by us or the employee. In addition, upon the occurrence of any triggering event, certain executives may elect to require that we purchase options granted to them for a purchase price equal to the difference in the fair market value of our common stock at the date of termination versus the stated option exercise price. Based on the closing price of our stock on March 31, 2006, the maximum contingent liability for the repurchase of the currently vested options is approximately $0.7 million.

Results of Operations
The following tables present the unaudited interim statements of operations and related data for the three month periods ended March 31, 2006 and 2005:

(in thousands)	Three Months Ended March 31,
	2006	2005	Change	%
PATIENT REVENUES, net	$53,187	$48,884	$4,303	8.8%

EXPENSES:
Operating	40,630	38,332	2,298	6.0
Lease	3,825	3,882	(57)	(1.5)
Professional liability	(2,147)	(7,242)	5,095	(70.4)
General and administrative	3,481	3,392	89	2.6
Depreciation	944	860	84	9.8

Total expenses	46,733	39,224	7,509	19.1

OPERATING INCOME	6,454	9,660	(3,206)	(33.2)

OTHER INCOME (EXPENSE):
Foreign currency transaction loss	(9)	(56)	47	(83.9)
Other income	207	—	207	n/a
Interest income	183	117	66	56.4
Interest expense	(999)	(769)	(230)	(29.9)

	(618)	(708)	90	(12.7)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	5,836	8,952	(3,116)	(34.8)
PROVISION (BENEFIT) FOR INCOME TAXES	(729)	11	(740)	(6,727.3)

NET INCOME FROM CONTINUING OPERATIONS	$6,565	$8,941	$(2,376)	(26.6)%

	Three Months Ended
	March 31,
Percentage of Net Revenues	2006	2005
PATIENT REVENUES, net	100.0%	100.0%

EXPENSES:
Operating	76.4	78.4
Lease	7.2	7.9
Professional liability	(4.0)	(14.8)
General and administrative	6.5	6.9
Depreciation	1.8	1.8

Total expenses	87.9	80.2

OPERATING INCOME	12.1	19.8

OTHER INCOME (EXPENSE):
Foreign currency transaction loss	—	(0.1)
Other income	0.4	—
Interest income	0.3	0.2
Interest expense	(1.8)	(1.6)

	(1.1)	(1.5)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	11.0	18.3
PROVISION (BENEFIT) FOR INCOME TAXES	(1.3)	0.0

NET INCOME FROM CONTINUING OPERATIONS	12.3%	18.3%

Three Months Ended March 31, 2006 Compared With Three Months Ended March 31, 2005
As noted in the overview, we have entered into several divestiture transactions in recent periods, and our consolidated financial statements have been reclassified to present such transactions as discontinued operations. Accordingly, the related revenue, expenses, assets, liabilities and cash flows have been reported separately, and the discussion below addresses principally the results of our continuing operations.
Revenues. Patient revenues increased to $53.2 million in 2006 from $48.9 million in 2005, an increase of $4.3 million, or 8.8%. The increase in patient revenues is due to increased Medicare utilization, increased Medicaid rates in certain states, Medicare rate increases and an increase in census in 2006 as compared to 2005, partially offset by a decrease in net ancillary service revenues. The average rate of occupancy at the Company’s nursing centers increased to 77.6% in 2006 from 75.4% in 2005. As a percentage of total census, Medicare days increased to 14.5% in 2006 from 13.2% in 2005. Medicare revenues were 31.3% of patient revenue in 2006 and 30.1% in 2005, while Medicaid and similar programs were 55.4% in 2006 compared to 58.1% in 2005.
The Company’s average rate per day for Medicare Part A patients increased to $320.96 in 2006 from $308.44 in 2005, an increase of 4.1%. We previously expected that our rate would decrease from the 2005 level due to the Medicare RUG refinements that were implemented effective January 1, 2006. The acuity rates of our Medicare patients were higher than expected, which resulted in a shift to higher-acuity RUG categories, with a resulting increase in the average Medicare rate per patient day.
The decrease in net ancillary service revenues resulted from certain per person annual Medicare Part B reimbursement limits on therapy services became effective January 1, 2006. Subject to certain exceptions, the limits impose a $1,740 per patient annual ceiling on physical and speech therapy services, and a separate $1,740 per patient annual ceiling on occupational therapy services. CMS has established an exception process to permit therapy services in certain situations, and we believe the majority of services provided by us will be reimbursed under the exceptions. The exception process is currently only effective through December 31, 2006. If the exception process is discontinued for 2007, it is expected that the reimbursement limitations will reduce therapy revenues and negatively impact our operating results and cash flows.
Operating expense. Operating expense increased to $40.6 million in 2006 from $38.3 million in 2005, an increase of $2.3 million, or 6.0%. As a percentage of patient revenues, operating expense decreased to 76.4% in 2006 from 78.4% in 2005. The increase in operating expense is primarily attributable to cost increases related to wages and benefits. The decrease in operating costs as a percent of patient and resident revenues is primarily due to the effects of increases in Medicare and Medicaid rates and increased Medicare utilization, as discussed above.
The largest component of operating expenses is wages, which increased to $23.7 million in 2006 from $22.1 million in 2005, an increase of $1.6 million, or 7.5%. This increase is primarily attributable to an increase in wages as a result of increased costs of nursing care associated with the higher Medicare census and competitive labor markets in most of the areas in which we operate.
Lease expense. Lease expense decreased to $3.8 million in 2006 from $3.9 million in 2005. The decrease in rent expense is primarily due to reduced rent following the purchase of a leased facility in 2005, partially offset by contingent rent expense incurred in connection with certain leases, and increased expense in connection with a lease for one facility that was renewed effective April 2005.
Professional liability. Professional liability expense in 2006 resulted in a net benefit of $2.1 million, compared to a benefit of $7.2 million in 2005, a decrease in net benefit of $5.1 million. Our cash expenditures for professional liability costs were $0.5 million and $1.0 million for the three month periods ended March 31, 2006 and 2005, respectively. During 2006, we reduced our total recorded liabilities for self-insured professional liability risks to $31.7 million, down from $34.5 million at December 31, 2005. Downward adjustments in the liability primarily resulting from the quarterly actuarial valuations were partially offset by the provision for current liability claims recorded during 2006, resulting in a net benefit of $2.1 million in the period. These reductions were primarily the result of the effects of settlements of certain claims for amounts less than had been reserved in prior periods and the resulting effect of these settlements on the assumptions inherent to the actuarial estimate. These self-insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Professional liability costs include cash and non-cash charges recorded based on current actuarial reviews. The actuarial reviews include estimates of known claims and an estimate of claims that may have occurred, but have not yet been reported to us.
General and administrative expense. General and administrative expense increased to $3.5 million in 2006 from $3.4 million in 2005, an increase of $0.1 million or 2.6%. The increase is primarily attributable to increased compensation costs, partially offset by reductions in compliance costs related to the Sarbanes-Oxley Act of 2002. As a percentage of total net revenues, general and administrative expense was approximately 6.5% in 2006 and 6.9% and 2005.
Depreciation. Depreciation expense was approximately $0.9 million in both 2006 and 2005.
Foreign currency transaction loss. A foreign currency transaction loss of $9,000 was recorded in 2006, compared to $56,000 in 2005. These losses result from foreign currency translation of a note receivable from the sale of our Canadian operations in 2004.
Interest expense. Interest expense increased to $1.0 million in 2006 from $0.8 million in 2005, an increase of $0.2 million or 29.9%. Interest expense increased as a result of new notes issued in connection with the acquisition of a facility and interest rate increases on our variable rate debt. These increases were offset by reduction in interest as a result of the payment of debt.
Income from continuing operations before income taxes; income from continuing operations per common share. As a result of the above, continuing operations reported income before income taxes of $5.8 million in 2006 compared to income before income taxes of $9.0 million in 2005. The benefit for income taxes was $0.7 million in 2006, compared to a provision for income taxes of $11,000 in 2005. Our effective tax rate differs materially from the statutory rate mainly due to changes in our valuation allowance for net deferred tax assets. We have provided a valuation allowance where the turnaround of existing temporary differences will more likely result in additional net operating loss carry forward credits, for existing net operating loss carry forward credits, and for existing temporary differences the turnaround of which are not likely. In future periods, we will continue to assess the need for and adequacy of the remaining valuation allowance. Any such change may be material in the period in which the change is recorded. The basic and diluted income per share from continuing operations were $1.13 and $1.00, respectively, in 2006, as compared to a basic and diluted income per share from continuing operations of $1.55 and 1.37, respectively, in 2005.
Income from discontinued operations. As discussed in the overview at the start of Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have completed several divestitures, and have reclassified our consolidated financial statements to present these divestitures as discontinued operations for all periods presented. Operating income of discontinued operations, net of taxes, was approximately $0.1 million in 2006, compared to a loss from discontinued operations of $0.4 million in 2005. The reduction in the loss results from the completion of certain divestitures in earlier periods. Gains from the disposition of discontinued operations of $8,000, net of related taxes, were recorded in the first quarter of 2006, compared to a gain of $376,000 recorded in the first quarter of 2005.
Liquidity and Capital Resources
As of March 31, 2006, we had $30.1 million of scheduled debt maturities in 2006 that must be repaid or refinanced during the next twelve months. In addition, as of March 31, 2006, we were not in compliance with certain financial covenants and we have not obtained waivers of the non-compliance. As a result, we have classified $45.6 million of debt as current liabilities as of March 31, 2006. However, we are actively working with our lenders to address these issues.
On March 17, 2006, we entered into a two year renewal of our term notes and working capital line of credit agreements with our primary bank lender. In addition, the lender agreed to amend certain covenants of the notes to bring us into compliance with such covenants. We anticipate that our term notes with this lender, which have an outstanding balance of $4.9 million as of March 31, 2006, will be repaid in full during the course of the two year term of this agreement.
We have entered into an agreement to sell 11 of our assisted living facilities in North Carolina for approximately $11 million. We are scheduled to close this transaction on May 15, 2006, although no assurances can be given. We have also entered into an agreement to sell our only remaining assisted living facility in North Carolina for approximately $4.0 million. The sale is subject to customary contingencies, including the purchaser obtaining financing and completing due diligence. These twelve facilities are collateral for mortgage debt with a commercial finance company that totals approximately $16.6 million as of March 31, 2006. These mortgages matured on April 1, 2006, and we have entered into a 60 day extension for these mortgage loans. We are engaged in negotiations with the lender, and anticipate that once the sale of the facilities is completed, we will be able to refinance the remaining debt with the lender for a longer term. We have also entered into a 90 day extension of $10.0 million in mortgage loans that are secured by three nursing centers with this lender, and are engaged in discussions with the lender to refinance those loans for a longer term. No agreement has been reached, and no assurances can be made that these efforts will be successful.
Certain of our debt agreements contain various financial covenants, the most restrictive of which relate to cash flow, debt service coverage ratios, and limits on the payment of dividends to shareholders. As of March 31, 2006, we were not in compliance with certain of the financial covenants contained in our debt and lease agreements. We have not obtained waivers of the non-compliance. Cross-default or material adverse change provisions contained in the debt agreements allow the holders of debt totaling approximately $44.8 million to demand immediate repayment. We would not be able to repay this indebtedness if the applicable lenders demanded repayment.
The existing events of default under our debt agreements could lead to actions by the lenders that could result in an event of default under our lease agreements covering a majority of our nursing facilities. Should such a default occur in the related lease agreements, the lessor would have the right to terminate the lease agreements and assume operating rights with respect to the leased properties. The net book value of property and equipment, including leasehold improvements, related to these facilities total approximately $4.1 million as of March 31, 2006. A default in these lease agreements would also give the holder of the Series B Redeemable Convertible Preferred Stock the right to require us to redeem those shares.

We have numerous pending liability claims, disputes and legal actions for professional liability and other related issues. We have limited, and sometimes no, professional liability insurance with respect to many of these claims. As of March 31, 2006, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred but unreported claims of $31.7 million. We do not have cash or available resources to pay over a short period of time these accrued professional liability claims or any significant portion thereof. In the event a significant judgment is entered against us in one or more of these legal actions in which there is no or insufficient professional liability insurance, we do not anticipate that we will have the ability to pay such a judgment or judgments. As of March 31, 2006, future committed settlements total $1.4 million over the next twelve months, and $1.5 million in total. Certain of these commitments have been evidenced by promissory notes which have been included with debt in the accompanying balance sheet. Settlements of currently pending claims will require additional cash expenditures.
As of March 31, 2006, and for the three month period then ended, we had no borrowings under our working capital line of credit. The maximum outstanding balance of the working capital line of credit is $2.3 million. There are certain limitations based on borrowing base restrictions. The working capital line of credit matures in January 2008 with interest at either LIBOR plus 2.5% or the bank’s prime rate plus 0.50% (up to a maximum of 9.5%).
As a result of the factors discussed above, at March 31, 2006, we had negative working capital of $36.2 million and a current ratio of 0.47, compared with negative working capital of $40.0 million and a current ratio of 0.44 at December 31, 2005.
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
Net cash provided by operating activities of continuing operations totaled $2.3 million and $1.7 million in the three month periods ended March 31, 2006 and 2005, respectively. These amounts primarily represent the cash flows from net operations plus changes in non-cash components of operations and by working capital changes. Discontinued operations provided cash of $0.2 million and $0.1 million in the three month periods ended March 31, 2006 and 2005, respectively.
Investing activities of continuing operations used $0.1 million and $0.7 million of cash in the three month periods ended March 31, 2006 and 2005, respectively. These amounts primarily represent purchases of property, plant and equipment. We have used between $2.1 million and $3.4 million for capital expenditures of continuing operations in the three calendar years ending December 31, 2005. Such expenditures were primarily for facility improvements and equipment, which were financed principally through working capital. For the year ending December 31, 2006, we anticipate that capital expenditures for improvements and equipment for our existing facility operations will require approximately $2.9 million of cash. Investing activities of discontinued operations used no cash in the first quarter of 2006 and used $0.2 million in the first quarter of 2005.
Financing activities of continuing operations used $1.5 million and $0.8 million of cash in the three month periods ended March 31, 2006 and 2005, respectively. These funds were used to retire existing debt. No interest costs or debt were allocated to discontinued operations in 2005 or 2006, and there are no cash flows associated with investing activities of discontinued operations.

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
Accounts receivable attributable to patient services of continuing operations totaled $18.6 million at both March 31, 2006, and at December 31, 2005, representing approximately 32 and 33 days in accounts receivable at each period end, respectively. The allowance for bad debt was $1.9 million at March 31, 2006, compared to $1.7 million at December 31, 2005.
We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.
Stock Exchange
Our stock is quoted on the NASD’s OTC Bulletin Board under the symbol AVCA. We have filed an application seeking listing of our shares on The Nasdaq Capital Market. The application is currently under review by The NASD. The report of the independent registered public accounting firm on our 2005 financial statements filed on Form 10K includes a paragraph regarding the uncertainty of our ability to continue as a going concern. Preliminary discussions with the NASD indicate that such listing is not likely as long as this uncertainty exists and is referred to in the report of our independent registered pubic accounting firm. If we are successful in completing the divestitures discussed above and restructuring our remaining debt, we will evaluate whether the results of these transactions have eliminated the uncertainty regarding our ability to continue as a going concern. If appropriate, we intend to engage our independent registered public accounting firm to evaluate the impact of these subsequent events on our financial position and possibly re-issue their report without the paragraph related to the uncertainty of our ability to continue as a going concern. No assurances can be given that completing the divestitures and refinancing our debt obligations will be sufficient to eliminate the uncertainty that we are able to continue as a going concern, that we will be able to engage the independent registered public accounting firm to issue a report on the previously issued financial statements subsequent to completing these transactions, or if we do, we will be able to list our shares on the Nasdaq Capital Market.
Inflation
We do not believe that our operations have been materially affected by inflation. We expect salary and wage increases for our skilled staff to continue to be higher than average salary and wage increases, as is common in the health care industry.

Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. We were required to apply this Statement beginning January 1, 2006. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. We adopted SFAS No. 123R using the modified prospective method, in which compensation cost is recognized beginning with the effective date (a) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. We had no unvested awards granted to employees on the effective date. However, we have adopted a new stock option plan and have granted options subject to shareholder approval. If this plan is approved, we will record expense for awards under this plan in accordance with the provisions of SFAS No. 123R.
Forward-Looking Statements
The foregoing discussion and analysis provides information deemed by Management to be relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain statements made by or on behalf of us, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties including, but not limited to, uncertainty regarding our ability to complete all of the described transactions and restructure the remaining debt, changes in governmental reimbursement, government regulation and health care reforms, the increased cost of borrowing under our credit agreements, covenant waivers from our lenders, possible amendments to our credit agreements, ability to control ultimate professional liability costs, the accuracy of our estimate of our anticipated professional liability expense, the impact of future licensing surveys, the outcome of regulatory proceedings alleging violations of laws and regulations governing quality of care or violations of other laws and regulations applicable to our business, changing economic conditions as well as others. Investors also should refer to the risks identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as risks identified in the Company’s Form 10-K for the year ended December 31, 2005 for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them. Actual results may differ materially from those described in such forward-looking statements. Such cautionary statements identify important factors that could cause our actual results to materially differ from those projected in forward-looking statements. In addition, we disclaim any intent or obligation to update these forward-looking statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of March 31, 2006, we had outstanding borrowings of approximately $45.6 million, including $2.5 million in fixed-rate borrowings and $43.1 million in variable-rate borrowings. In the event that interest rates were to change 1%, the impact on future cash flows would be approximately $431,000 annually, representing the impact of increased or decreased interest expense on variable rate debt.
We have a note receivable denominated in Canadian dollars related to the sale of our Canadian operations. This note is currently recorded on our balance sheet at $5.8 million US based on the outstanding balance of the note and the exchange rate as of March 31, 2006. The carrying value of the note in our financial statements will be increased or decreased each period based on fluctuations in the exchange rate between US and Canadian currencies, and the effect of such changes will be included as income or loss in our statement of operations in the period of change. In the three month periods ended March 31, 2006 and 2005, we reported transaction losses of $9,000 and $56,000, respectively, as a result of the effect of changes in the currency exchange rates on this note. A further change of 1% in the exchange rate between US and Canadian currencies would result in a corresponding increase or decrease to earnings of approximately $58,000.
ITEM 4. CONTROLS AND PROCEDURES
Advocat, with the participation of our principal executive and financial officers has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2006. Based on this evaluation, the principal executive and financial officers have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has been no change (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that has occurred during our fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The provision of health care services entails an inherent risk of liability. Participants in the health care industry are subject to lawsuits alleging malpractice, product liability, or related legal theories, many of which involve large claims and significant defense costs. Starting in the mid to late 1990’s, the entire long-term care profession in the United States experienced a dramatic increase in claims related to alleged negligence in providing care to its patients and we were no exception in this regard. We continue to have several pending liability claims, disputes and legal actions for professional liability and other related issues. It is expected that we will continue to be subject to such suits as a result of the nature of our business. Further, as with all health care providers, we are periodically subject to regulatory actions seeking fines and penalties for alleged violations of health care laws and are potentially subject to the increased scrutiny of regulators for issues related to compliance with health care fraud and abuse laws as well as laws governing quality of care issues.
As of March 31, 2006, we are engaged in 18 professional liability lawsuits. None of these matters is currently scheduled for trial within the next year. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. In the event a significant judgment is entered against us in one or more of these legal actions in which there is no or insufficient professional liability insurance, we would not have available cash resources to satisfy the judgment. Further, settlement of these and other cases may require cash resources that would be in excess of our available cash or other resources. These potential future payments, whether of a judgment or in settlement of a disputed claim, could have a material adverse impact on our financial position and cash flows.
On September 8, 2004, we entered into a settlement agreement with the attorney General of the State of Arkansas setting forth the terms by which we resolved all civil claims and investigations commenced by the State of Arkansas prior to the entry of the agreement, including seven lawsuits then pending in the Circuit Court of Pulaski County, Arkansas, alleging violations of the Arkansas Abuse of Adults Act and violation of the Arkansas Medicaid False Claims Act with respect to certain residents of our facilities in Arkansas. This agreement was subsequently amended to settle one additional case. Under the terms of the settlement, we are obligated (i) to pay $417,000 in equal monthly installments of $16,667 beginning on September 1, 2004 and ending on September 1, 2006, and (ii) to pay by no later than September 1, 2007, no less than $600,000 to install sprinkler systems in nursing centers we select within the State of Arkansas. We have incurred expenditures of approximately $440,000 through March 31, 2006 toward the requirement to install sprinkler systems.
In 2003, our insurance carriers for claims incurred in 1997 and 1998 were ordered to pay one-half respectively of a final judgment entered against us in a professional liability case tried in Mena, Arkansas in 2001. Our 1997 policy included primary coverage of up to $1 million through one carrier that has been declared insolvent. The umbrella carrier has demanded that we pay this $1 million portion of the judgment. We have denied responsibility for this liability and the carrier has not filed any action seeking to recover this amount.
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
ITEM 1A. RISK FACTORS
Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in “Risk Factors” in Part I — Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes from the risk factors previously disclosed in our Report on Form 10-K.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
We are not currently in compliance with certain covenants of our loan agreements and certain other indebtedness. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
ITEM 6. EXHIBITS
The exhibits filed as part of this report on Form 10-Q are listed in the Exhibit Index immediately following the signature page.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVOCAT INC.
May 11, 2006
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

Exhibit
Number	Description of Exhibits
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-76150 on Form S-1)

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 33-76150 on Form S-1)

3.3	Amendment to Certificate of Incorporation dated March 23, 1995 (incorporated by reference to Exhibit A of Exhibit 1 to the Company’s Form 8-A filed March 30, 1995)

3.4	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.4 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company’s Registration Statement No. 33-76150 on Form S-1)

4.2	Amended and Restated Rights Agreement dated as of December 7, 1998 (incorporated by reference to Exhibit 1 to Form 8-A/A filed December 7, 1998)

10.1	Amended and Restated Employment Agreement dated as of March 31, 2006, by and among Advocat Inc., a Delaware corporation, and William R. Council, III.

10.2	Employment Agreement dated as of March 31, 2006, by and among Advocat Inc., a Delaware corporation, and Raymond L. Tyler.

10.3	Employment Agreement dated as of March 31, 2006, by and among Advocat Inc., a Delaware corporation, and L. Glynn Riddle.

10.4	Ninth Amendment to Renewal Promissory Note dated January 29, 2006 by and between AmSouth Bank and Diversicare Assisted Living Services, NC, LLC.

10.5
Eighth Amendment to Master Amendment to Loan Documents And Agreement dated as of January 29, 2006 by and between AmSouth Bank, Advocat Inc., a Delaware corporation and various subsidiaries of Advocat Inc.

10.6	Ninth Amendment to Renewal Promissory Note (the Overline Facility) dated as of January 29, 2006 by and among AmSouth Bank and Diversicare Management Services, Co.

Exhibit
Number	Description of Exhibits
10.7	Second Amendment to Replacement Reduced and Modified Renewal Revolving Promissory Note dated as of January 29, 2006 by and among AmSouth Bank and Diversicare Management Services, Co.

10.8	Ninth Amendment to Project Loan Agreement (Afton Oaks) effective as of April 1, 2006 by and between GMAC Commercial Mortgage Corporation and Diversicare Afton Oaks, LLC.

10.9	Tenth Amendment to Promissory Note (Afton Oaks) effective as of April 1, 2006 by and between Diversicare Afton Oaks, LLC and GMAC Commercial Mortgage Corporation.

10.10	First Amendment to Loan Agreement re Pinedale dated as of the April 1, 2006, by and between a subsidiary of the Company, and GMAC Commercial Mortgage Corporation.

10.11	First Amendment to Promissory Note dated April 1, 2006, in the original amount of $2,913,000.00 in the favor of GMAC Commercial Mortgage Corporation.

10.12	First Amendment to Mortgage and Security Agreement re Pinedale dated as of April 1, 2006, by and between a subsidiary of the Company, and GMAC Commercial Mortgage Corporation.

10.13	First Amendment to Loan Agreement re Windsor House dated April 1, 2006, by and between a subsidiary of the Company, and GMAC Commercial Mortgage Corporation.

10.14	First Amendment to Promissory Note dated April 1, 2006, in the original amount of $4,709,000.00 in the favor of GMAC Commercial Mortgage Corporation.

10.15	First Amendment to Mortgage and Security Agreement re Windsor House dated April 1, 2006, by and between a subsidiary of the Company, and GMAC Commercial Mortgage Corporation.

10.16	Ninth Amendment to Loan Agreement effective as of April 1, 2006 by and between Diversicare Assisted Living Services NC II, LLC and GMAC Commercial Mortgage Corporation.

Exhibit
Number	Description of Exhibits
10.17	Tenth Amendment to Promissory Note dated as of April 1, 2006 by and between Diversicare Assisted Living Services NC II, LLC and GMAC Commercial Mortgage Corporation.

10.18	Ninth Amendment to Loan Agreement effective as of April 1, 2006 by and between Diversicare Assisted Living Services NC I, LLC and GMAC Commercial Mortgage Corporation.

10.19	Tenth Amendment to Promissory Note dated as of April 1, 2006 by and between Diversicare Assisted Living Services NC I, LLC and GMAC Commercial Mortgage Corporation.

10.20
First Amendment to Asset Purchase Agreement dated as of March 29, 2006, by and among Diversicare Assisted Living Services NC I, LLC, a Delaware limited liability company, Diversicare Assisted Living Services NC II, LLC, a Delaware limited liability company, and Agemark Acquisition, LLC, a North Carolina limited liability company.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).