Form 10-Q
period 2006-06-30
ADVOCAT INC
filed 2006-08-09
CIK 919956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
CHECK ONE:

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ________.
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
Large accelerated filer ☐             Accelerated filer ☐            Non-accelerated filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐            No ☒
5,793,287
(Outstanding shares of the issuer’s common stock as of August 1, 2006)

INTERIM CONSOLIDATED BALANCE SHEETS
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
PART II — OTHER INFORMATION
EX-10.1 SECOND AMENDMENT TO ASSET PURCHASE AGREEMENT 04/14/06
EX-10.2 SECOND AMENDMENT TO LOAN AGREEMENT 07/01/06
EX-10.3 ELEVENTH AMENDMENT TO PROMISSORY NOTE 07/01/06
EX-10.4 TENTH AMENDMENT TO PROJECT LOAN AGREEMENT 07/01/06
EX-10.5 SECOND AMENDMENT TO PROMISSORY NOTE 07/01/06
EX-10.6 SECOND AMENDMENT TO LOAN AGREEMENT 07/01/06
EX-10.7 SECOND AMENDMENT TO PROMISSORY NOTE 07/01/06
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32 SECTION 906 CERTIFICATION OF THE CEO & CFO

Part I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
ADVOCAT INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2006	2005
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$10,503	$7,070
Restricted cash	350	625
Receivables, less allowance for doubtful accounts of $2,216 and $1,722, respectively	17,436	18,147
Current portion of note receivable	524	497
Prepaid expenses and other current assets	1,993	3,410
Insurance refunds receivable	3,130	1,273
Deferred income taxes	798	1,004

Total current assets	34,734	32,026

PROPERTY AND EQUIPMENT, at cost	58,375	57,052
Less accumulated depreciation	(32,122)	(30,327)
Discontinued operations, net	1,589	12,696

Property and equipment, net	27,842	39,421

OTHER ASSETS:
Deferred income taxes	14,285	12,856
Note receivable, net of current portion	4,923	5,198
Deferred financing and other costs, net	596	527
Other assets	3,306	3,734

Total other assets	23,110	22,315

	$85,686	$93,762

(Continued)

ADVOCAT INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(continued)

	June 30,	December 31,
	2006	2005
	(Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt	$8,737	$18,609
Current portion of settlement promissory notes	579	1,106
Short-term debt	—	27,704
Trade accounts payable	3,882	4,415
Accrued expenses:
Payroll and employee benefits	7,499	8,495
Interest	834	1,024
Current portion of self-insurance reserves	5,229	5,952
Other current liabilities	3,583	4,691

Total current liabilities	30,343	71,996

NONCURRENT LIABILITIES:
Long-term debt, less current portion portion	24,455	—
Settlement promissory notes, less current portion portion	—	128
Self-insurance reserves, less current portion	22,961	29,041
Other noncurrent liabilities	4,728	4,717

Total noncurrent liabilities	52,144	33,886

COMMITMENTS AND CONTINGENCIES
SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK
Authorized 600,000 shares, $.10 par value, 393,658 shares issued and outstanding, at redemption value	4,918	4,750

SHAREHOLDERS’ DEFICIT:
Series A preferred stock, authorized 400,000 shares, $.10 par value, none issued and outstanding	—	—
Common stock, authorized 20,000,000 shares, $.01 par value, 5,785,000 and 5,725,000 shares issued and outstanding, respectively	58	57
Paid-in capital	21,203	16,022
Accumulated deficit	(22,980)	(32,949)

Total shareholders’ deficit	(1,719)	(16,870)

	$85,686	$93,762

The accompanying notes are an integral part of these interim consolidated balance sheets.

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended June 30,
	2006	2005
PATIENT REVENUES, net	$53,895	$49,607

EXPENSES:
Operating	40,668	37,420
Lease	3,828	4,079
Professional liability	(3,853)	1,461
General and administrative	3,716	3,316
Stock-based compensation	5,012	—
Depreciation	926	825

Total expenses	50,297	47,101

OPERATING INCOME	3,598	2,506

OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	249	(66)
Interest income	165	152
Interest expense	(877)	(780)

	(463)	(694)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,135	1,812
PROVISION (BENEFIT) FOR INCOME TAXES	(387)	51

NET INCOME FROM CONTINUING OPERATIONS	3,522	1,761

INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Operating income (loss), net of taxes of $0 and $(31), respectively	52	(134)
Gain (loss) on sale, net of taxes of $0 and $0, respectively	(128)	7

Net loss from discontinued operations	(76)	(127)

NET INCOME	3,446	1,634
PREFERRED STOCK DIVIDENDS, ACCRUED BUT NOT PAID	85	78

NET INCOME FOR COMMON STOCK	$3,361	$1,556

NET INCOME PER COMMON SHARE:
Per common share — basic
Income from continuing operations	$.60	$.29
Loss from discontinued operations	(.02)	(.02)

	$.58	$.27

Per common share — diluted
Income from continuing operations	$.53	$.27
Loss from discontinued operations	(.01)	(.02)

	$.52	$.25

WEIGHTED AVERAGE COMMON SHARES:
Basic	5,746	5,725

Diluted	6,596	6,498

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Six Months Ended June 30,
	2006	2005
PATIENT REVENUES, net	$107,082	$98,491

EXPENSES:
Operating	81,298	75,752
Lease	7,653	7,961
Professional liability	(6,000)	(5,781)
General and administrative	7,197	6,708
Stock-based compensation	5,012	—
Depreciation	1,870	1,685

Total expenses	97,030	86,325

OPERATING INCOME	10,052	12,166

OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	240	(122)
Other income	207	—
Interest income	348	269
Interest expense	(1,876)	(1,549)

	(1,081)	(1,402)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	8,971	10,764
PROVISION (BENEFIT) FOR INCOME TAXES	(1,116)	62

NET INCOME FROM CONTINUING OPERATIONS	10,087	10,702

INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Operating income (loss), net of taxes of $0 and $(42), respectively	170	(487)
Gain (loss) on sale, net of taxes of $0 and $0, respectively	(120)	383

Net income (loss) from discontinued operations	50	(104)

NET INCOME	10,137	10,598
PREFERRED STOCK DIVIDENDS, ACCRUED BUT NOT PAID	168	156

NET INCOME FOR COMMON STOCK	$9,969	$10,442

NET INCOME PER COMMON SHARE:
Per common share — basic
Income from continuing operations	$1.73	$1.84
Income (loss) from discontinued operations	.01	(.02)

	$1.74	$1.82

Per common share — diluted
Income from continuing operations	$1.53	$1.64
Income (loss) from discontinued operations	.01	(.02)

	$1.54	$1.62

WEIGHTED AVERAGE COMMON SHARES:
Basic	5,743	5,725

Diluted	6,544	6,498

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Six Months Ended June 30,
	2006	2005
		Revised See Note 5
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,137	$10,598
Income (loss) from discontinued operations	50	(104)

Net income from continuing operations	10,087	10,702
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation	1,870	1,685
Provision for doubtful accounts	936	743
Deferred income tax benefit	(1,223)	—
Benefit from reduction in accrual for self-insured professional liability, net of provision	(6,304)	(6,080)
Payment of professional liability costs	(1,183)	(2,231)
Stock-based compensation	5,012	—
Amortization of deferred balances	87	198
Provision for leases in excess of cash payments	11	109
Gain on sale of bed license	(207)	—
Foreign currency transaction (gain) loss	(240)	122
Non-cash interest expense	86	81
Non-cash interest income	(206)	(222)

Net cash provided by operating activities before changes in other assets and liabilities	8,726	5,107
Changes in other assets and liabilities affecting operating activities:
Receivables, net	(257)	(1,602)
Prepaid expenses and other assets	(67)	(1,215)
Trade accounts payable and accrued expenses	(2,041)	636

Net cash provided by continuing operations	6,361	2,926
Net cash provided by discontinued operations	226	403

Net cash provided by operating activities	6,587	3,329

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,398)	(1,733)
Proceeds from sale of discontinued operations and bed license	10,421	383
Proceeds from sale of lessor’s property	—	780
Decrease (increase) in restricted cash deposits	275	(252)
Notes receivable collection	718	589
Other deferred balances	(25)	(27)

Net cash provided (used) by continuing operations	9,991	(260)
Net cash used by discontinued operations	—	(570)

Net cash provided (used) by investing activities	9,991	(830)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	3,700
Repayment of debt obligations	(13,121)	(5,830)
Proceeds from exercise of stock options	169	—
Financing costs	(193)	(157)

Net cash used by financing activities	(13,145)	(2,287)

(Continued)

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)
(continued)

	Six Months Ended June 30,
	2006	2005
INCREASE IN CASH AND CASH EQUIVALENTS	$3,433	$212
CASH AND CASH EQUIVALENTS, beginning of period	7,070	5,829

CASH AND CASH EQUIVALENTS, end of period	$10,503	$6,041

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$1,999	$1,443

Cash payments of income taxes	$204	$52

NON-CASH TRANSACTIONS:
During the six month periods ended June 30, 2006 and 2005, the Company accrued, but did not pay, preferred stock dividends of $168,000 and $156,000, respectively.
The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005
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
As of June 30, 2006, the Company’s continuing operations consist of 43 nursing centers with 4,505 licensed nursing beds and 78 assisted living units. The Company’s continuing operations include nine owned nursing centers and 34 leased nursing centers. The Company’s continuing operations include centers in Alabama, Arkansas, Florida, Kentucky, Ohio, Tennessee, Texas and West Virginia.
2. BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The interim consolidated financial statements for the three and six month periods ended June 30, 2006 and 2005, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all adjustments necessary to present fairly the Company’s financial position at June 30, 2006 and the results of operations and cash flows for the three and six month periods ended June 30, 2006 and 2005. The Company’s consolidated balance sheet at December 31, 2005 was taken from the Company’s audited consolidated financial statements as of December 31, 2005.
The results of operations for the three and six month periods ended June 30, 2006 and 2005 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
The accompanying consolidated financial statements have been prepared assuming that Advocat will continue as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts of liabilities that might result should the Company be unable to continue as a going concern. The independent registered public accounting firm’s report on the Company’s financial statements at December 31, 2005, 2004 and 2003 includes an explanatory paragraph concerning the Company’s ability to continue as a going concern. In prior periods, the Company had net working capital deficits, short-term debt maturities, and was in default of certain debt covenants contained in debt agreements that would have allowed the holders of substantially all of the Company’s debt to demand immediate repayment. As further discussed in Note 8, on August 7, 2006, the Company entered into new loan agreements with its commercial mortgage lender for a comprehensive refinancing of its remaining mortgage and bank term debt, providing long term maturities of this debt and new financial covenants that remove the events of noncompliance. As discussed in Note 3, the Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of approximately $27.0 million as of June 30, 2006, which amount has decreased from $34.5 million, $42.9 million and $47.2 million as of December 31, 2005, 2004 and 2003 respectively.
As a result of the continuing improvement in financial results and the completion of the comprehensive refinancing referred to above, management believes that it has demonstrated that the Company has addressed these uncertainties.
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
Reserve for Estimated Self-Insured Professional Liability Claims-
Because the Company anticipates that its actual liability for existing and anticipated claims will exceed the Company’s limited professional liability insurance coverage, the Company has recorded total liabilities for professional liability and other claims of approximately $27.0 million as of June 30, 2006. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims.
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
While each quarterly adjustment to the recorded liability for professional liability claims affects reported income, these changes do not directly affect the Company’s cash position because the accrual for these liabilities is not funded. A significant judgment entered against the Company in one or more legal actions could have a material adverse impact on the Company’s financial position and cash flows.
The following summarizes the Company’s accrual for professional liability and other claims for each policy year as of the end of the period:

	June 30,	December 31,
	2006	2005
Policy Year End March 9,
2007	$2,741,000	$—
2006	9,087,000	10,492,000
2005	8,042,000	12,722,000
2004	4,554,000	6,351,000
2003	1,544,000	3,137,000
Other	1,070,000	1,825,000

	$27,038,000	$34,527,000

Other Insurance-
With respect to workers compensation insurance, substantially all of the Company’s employees became covered under either indemnity insurance plans or state-sponsored programs in May 1997. Prior to that time, the Company was self-insured for the first $250,000, on a per claim basis, for workers compensation claims in a majority of its facilities. However, the insurance carrier providing coverage above the Company’s self insured retention has been declared insolvent by the applicable state insurance agency. As a result, the Company is completely self-insured for workers compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers compensation system and is, therefore, completely self-insured for employee workers compensation claims with respect to its Texas operations. The Company has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate. The liability recorded by the Company for the self-insured obligations under these plans is $0.6 million as of June 30, 2006.
Effective June 30, 2003, the Company entered into workers compensation insurance programs that provide coverage for claims incurred, with premium adjustments depending on incurred losses. The Company accounts for premium expense under these policies based on its estimate of the level of claims expected to be incurred. As of June 30, 2006, the Company has recorded estimated premium refunds due under these programs totaling approximately $5.0 million, with $3.1 million included in “insurance refunds receivable” in current assets and the balance included in “other noncurrent assets” in the accompanying balance sheet, based upon expected settlement dates. Any adjustments of future premiums for workers compensation policies and differences between actual settlements and reserves for self-insured obligations are included in expense in the period finalized.

The Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $1.1 million at June 30, 2006. The differences between actual settlements and reserves are included in expense in the period finalized.
4. STOCK-BASED COMPENSATION
Beginning January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” using the modified prospective method, in which compensation cost is recognized (a) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The Company had no unvested awards granted to employees on the effective date. In March 2005, the United States Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides supplemental implementation guidance for SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).
Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and the related Interpretations (“APB No. 25”). Under APB No. 25, no compensation cost related to stock options was recognized because all options were issued with exercise prices equal to the fair market value at the date of grant. Because the Company elected to use the modified prospective method in adopting the provisions of SFAS No. 123R, results for prior periods have not been restated. Had compensation cost for the Company’s stock-based compensation plans in prior periods been determined consistent with SFAS No. 123R, the Company’s net income for common stock and net income per common share would not have differed from the amounts reported.
In December 2005, the Compensation Committee of the Board of Directors adopted the 2005 Long-Term Incentive Plan (“the 2005 Plan”). The 2005 Plan allows the Company to issue stock options and other share and cash based awards. Under the 2005 Plan, 700,000 shares of the Company’s common stock have been reserved for issuance upon exercise of options granted thereunder.
At the time of adoption, the Board approved the issuance of options to purchase approximately 332,000 shares of the Company’s common stock at a purchase price of $5.44 per share, the grant price of the Company’s common stock as determined on the date the options were authorized. This issuance was subject to shareholder approval of the 2005 Plan which occurred in June 2006 at the Company’s 2006 Annual Shareholders’ Meeting. At the time of shareholder approval, the Company’s stock price had increased to $16.80. Upon shareholder approval, the options for the purchase of approximately 314,000 shares were vested with the remainder vesting one-half each on the next two anniversaries of the date the shares were authorized by the Board of Directors. All options under this plan expire 10 years from the date the shares were authorized by the Board of Directors. During the period ending June 30, 2006 approximately 30,000 of these vested shares were exercised generating proceeds of approximately $0.2 million.
Upon shareholder approval, the Company recorded stock-based compensation expense for stock options issued under the 2005 Plan of approximately $5.0 million for the three months and six months ended June 30, 2006. This stock-based compensation expense resulted in an increase to paid-in capital of $5.0 million. As of June 30, 2006, there was $0.3 million of total remaining compensation costs related to stock-based compensation to be recognized over the applicable remaining vesting periods. The Company estimated the total recognized and unrecognized compensation using the Black-Scholes-Merton option valuation model.
The table below shows the weighted average assumptions the Company used to develop the fair value estimates under its option valuation model. The Company did not grant any stock options during the six months ended June 30, 2005.

	Six Months Ended June 30,
	2005	2006
Expected volatility(range)	N/A	140% - 153%
Risk free interest rate (range)	N/A	5.07% - 5.10%
Expected dividends	N/A	—
Weighted average expected term (years)	N/A	5.04
In computing the fair value estimates using the Black-Scholes-Merton valuation model, the Company took into consideration the exercise price of the options, $5.44, and the market price of the Company’s stock on the date of shareholder approval, $16.80. The Company used an expected volatility that equals the historical volatility over the most recent period equal to the expected life of the options. The risk free interest rate is based on the U.S. treasury yield curve in effect at the time of grant. The Company used an expected dividend yield of zero since it has not paid cash dividends on its common stock and it has estimated its expected term based on the average of the vesting term and the original contractual terms of the grants, consistent with the interpretive guidance in SAB 107.
5. RECLASSIFICATIONS
As discussed in Note 6, the consolidated financial statements of the Company have been reclassified to reflect as discontinued operations certain divestitures and lease terminations.
In 2006, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount, and has revised the prior period presentation to be consistent with that of the six months ended June 30, 2006.
6. DISCONTINUED OPERATIONS
In November 2005, the Company entered into an agreement to sell certain assets of eleven assisted living facilities located in North Carolina for a sales price of $11.0 million. The sale was completed on May 15, 2006. Proceeds from this transaction were used to pay transaction costs and repay debt.
In late June 2006, the buyer terminated the Company’s agreement to sell its only remaining assisted living facility in North Carolina. The Company closed this facility in April 2006. The Company is continuing its efforts to sell this facility.
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
7. EARNINGS PER SHARE
Information with respect to basic and diluted net income per share is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income per common share:
Per common share — basic
Income from continuing operations	$0.60	$0.29	$1.73	$1.84
Income (loss) from discontinued operations
Operating income (loss), net of taxes	0.01	(0.02)	0.03	(0.09)
Gain (loss) on sale, net of taxes	(0.03)	—	(0.02)	0.07

Discontinued operations, net of taxes	(0.02)	(0.02)	0.01	(0.02)

Net income	$0.58	$0.27	$1.74	$1.82

Per common share — diluted
Income from continuing operations	$0.53	$0.27	$1.53	$1.64
Income (loss) from discontinued operations
Operating income (loss), net of taxes	0.01	(0.02)	0.03	(0.08)
Gain (loss) on sale, net of taxes	(0.02)	—	(0.02)	0.06

Discontinued operations, net of taxes	(0.01)	(0.02)	0.01	(0.02)

Net income	$0.52	$0.25	$1.54	$1.62

8. FINANCING TRANSACTIONS
On August 7, 2006, the Company entered into an agreement with its commercial mortgage lender, Capmark Finance Inc. (“Capmark”), for a comprehensive refinancing of the Company’s long term debt. Under the terms of the new agreement, Capmark provided mortgage debt (“Mortgage Loan”) of approximately $22.5 million with a five year maturity and a term note of approximately $8.1 million with a four year maturity (“Term Note”) to refinance the Company’s remaining mortgage and bank term debt. The proceeds of these new loans were used to retire the existing debt and will fund a $1.1 million renovation of a nursing center that is part of the collateral for the mortgage loans. As of June 30, 2006, the Company had outstanding mortgage debt of $27.7 million and bank term debt of $3.8 million that was refinanced with proceeds from this transaction. In connection with this loan, the Company made a payment of approximately $2.5 million to reduce outstanding debt.
The Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25 year amortization. Interest is based on 30 day LIBOR plus a margin of 3.75%. The mortgage loan is secured by seven owned nursing centers, related equipment, and a second lien on the accounts receivable of these facilities. The Term Note is due in four years, and is payable monthly based on a 25 year amortization. The note provides for additional semi-annual payments of $1.0 million each such that the loan will amortize in full in four years. Any proceeds received upon disposition of any assets securing the Term Note must be paid to Capmark to reduce the balance of the Term Note. Interest is based on 30 day LIBOR plus a margin of 6.25%. The term note is secured by an assignment of a Note Receivable taken in the sale of the Company’s Canadian subsidiary, an assignment of the proceeds from certain workers compensation insurance premium refunds, by certain real estate held for sale, by two owned nursing centers, and a second mortgage on the seven nursing centers securing the Mortgage Loan. The Mortgage Loan and the Term Note are cross-collateralized. The Mortgage and Term Loans include certain financial covenants, with which the Company is currently in compliance. This refinancing has allowed the Company to classify $24.5 million in debt that was refinanced in the transaction as long-term at June 30, 2006.
9. SALE OF BED LICENSE
In January 2006, the Company sold 10 licensed beds which it owned in Kentucky but had not placed in service. The sales price was $260,000, and the Company recognized a gain of $207,000 on the sale, which is included in “other income” in the consolidated statements of operations.

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
As of June 30, 2006, our continuing operations consist of 43 nursing centers with 4,505 licensed nursing beds and 78 assisted living units. As of June 30, 2006, our continuing operations included nine owned nursing centers and 34 leased nursing centers.
Divestitures. We have undertaken several divestitures in recent periods. The divested operations have generally been poor performing properties. On May 15, 2006, we sold certain assets of eleven assisted living facilities located in North Carolina. Although our previous agreement to sell our only remaining assisted living facility in North Carolina was terminated by the buyer, we are continuing our efforts to sell this facility. In February 2005, we sold two nursing centers in Texas.
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our consolidated financial statements have been reclassified to reflect these divestitures as discontinued operations.
Basis of Financial Statements. Our patient revenues consist of the fees charged for the care of patients in the nursing centers we own and lease. Our operating expenses include the costs, other than lease, professional liability, depreciation and stock-based compensation expenses, incurred in the operation of the nursing centers we owned and leased. Our general and administrative expenses consist of the costs of the corporate office and regional support functions.
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
Revenues
Patient Revenues
The fees we charge patients in our nursing centers include fees with respect to individuals receiving benefits under federal and state-funded cost reimbursement programs. These revenues are generally based on approved rates for each facility that are either based on current costs with retroactive settlements or prospective rates with no cost settlement. Amounts earned under federal and state programs with respect to nursing home patients are subject to review by the third-party payors. In the opinion of management, adequate provision has been made for any adjustments that may result from such reviews. Final cost settlements, if any, are recorded when objectively determinable, generally within three years of the close of a reimbursement year depending upon the timing of appeals and third-party settlement reviews or audits.

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
Self-Insurance Reserves
Self-insurance reserves primarily represent the accrual for self insured risks associated with general and professional liability claims, employee health insurance and workers compensation. The self insurance reserves include estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs incurred and expected to be incurred. Our policy with respect to a significant portion of the general and professional liability claims is to use a third-party actuary to support the estimates recorded for the development of known claims and incurred but unreported claims. Our health insurance reserve is based on known claims incurred and an estimate of incurred but unreported claims determined by an analysis of historical claims paid. Our workers compensation reserve relates primarily to periods of self insurance prior to May 1997, consists of known claims incurred and the reserve is based on an estimate of the future costs to be incurred for the known claims. Expected insurance coverages are reflected as a reduction of the reserves.
Because we anticipate that our actual liability for existing and anticipated claims will exceed our limited professional liability insurance coverage, we have recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $27.0 million as of June 30, 2006.
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
We provide the actuary information with regard to historical losses we incurred for professional liability claims. The actuary considers losses covering a multi-year period as the basis for estimates. From this historical data, the actuary develops estimates of our ultimate professional liability cost for a given period in relation to our occupancy for that period. The estimate includes legal and other expenses expected to be incurred.
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
We believe that the use of actuarial methods described above provides a valid and reasonable method to estimate our liability for professional and general liability claims. We also believe that expertise in actuarial methodologies is required to estimate liabilities using this methodology and thus employ a third-party actuary to provide this service. Because of the difficulties discussed above, any estimate of our professional liability claims is inherently uncertain; therefore, actual professional liability costs may differ materially from the accrual, regardless of the assumptions or methodology used. Professional liability costs are material to our financial position, and differences between estimates and the ultimate amount of loss may cause a material fluctuation in our reported results of operations. The liability recorded at June 30, 2006, was $27.0 million, compared to current assets of $34.7 million and total assets of $85.7 million. For the six months ended June 30, 2006 and 2005, our professional liability expense was negative $6.0 million and negative $5.8 million, respectively, with negative amounts representing net benefits resulting from downward revisions in previous estimates. These amounts are material in relation to our reported net income from continuing operations for the related periods of $10.1 million and $10.7 million, respectively.
While each quarterly adjustment to the recorded liability for professional liability claims affects reported income, these changes do not directly affect our cash position because the accrual for these liabilities is not funded. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
Asset Impairment
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate the recoverability of the carrying values of our properties on a property by property basis. On a quarterly basis, we review our properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable. The need to recognize an impairment charge is based on estimated future cash flows from a property compared to the carrying value of that property. If recognition of an impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property.
Stock-Based Compensation
Beginning January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” using the modified prospective method, in which we recognize compensation cost for all share-based payments granted after the effective date. We recorded stock-based compensation expense and estimated our unrecognized stock-based compensation that we will recognize on a straight-line basis over the remaining vesting period. We calculated the recognized and unrecognized stock-based compensation using the Black-Scholes-Merton (BSM) option valuation model. The BSM requires us to use certain key assumptions to develop the fair value estimates. These key assumptions include expected volatility, risk-free interest rate, expected dividends and expected term.

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
Health Care Industry
The health care industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government health care program participation requirements, reimbursement for patient services, quality of resident care and Medicare and Medicaid fraud and abuse. Over the last several years, government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of fraud and abuse statutes and regulations as well as laws and regulations governing quality of care issues in the skilled nursing profession in general. Violations of these laws and regulations could result in exclusion from government health care programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Compliance with such laws and regulations is subject to ongoing government review and interpretation, as well as regulatory actions in which government agencies seek to impose fines and penalties. We are involved in regulatory actions of this type from time to time. Additionally, changes in these laws and regulations, such as reimbursement policies of Medicare and Medicaid programs as a result of budget cuts by federal and state governments or other legislative and regulatory actions, have had a material adverse effect on the industry and our consolidated financial position, results of operations, and cash flows. Future federal budget legislation and federal and state regulatory changes may further negatively impact us.
Medicare and Medicaid Reimbursement-
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

The market basket adjustment became effective October 1, 2005, and increased our revenue and operating cash flow by approximately $1.6 million annually. The eliminations of the add-ons and other offsetting adjustments, which were effective January 1, 2006, were originally expected to decrease our revenue and operating cash flow by an estimated $2.5 million annually. We originally estimated that the net effect of the CMS rule would be to reduce our revenue and operating cash flow by approximately $0.9 million per year. However, we have seen in 2006 a continuing shift to higher acuity patients result in higher reimbursement.
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
The Federal Deficit Reduction Act of 2005 mandates the reduction by 30% the amount that Medicare reimburses nursing centers and other non-hospital providers for bad debts arising from uncollectible Medicare coinsurance and deductibles for those individuals that are not dually eligible for Medicare and Medicaid. The reduction is to be phased in over a three year period with 10% during fiscal 2006, 20% during fiscal 2007 and 30% thereafter. This provision is not expected to have a material impact on our operating results.
The budget proposed by President Bush for the government’s 2007 fiscal year includes a number of proposed reductions to Medicare reimbursement for nursing homes and also appears to challenge certain Federal matching programs that benefit many of the state Medicaid programs, including several of the states in which we operate nursing facilities. In the event the Federal government reduces the amount of state funding eligible for the Federal matching program, there will be pressure on the states to reduce our current reimbursement levels. If the states reduce the Medicaid reimbursement in response to any Federal action, it is expected that the reduction in revenues would have a material effect on our operating results. We are unable to quantify the impact that these possible reimbursement cuts would have on us.
Reduction in health care spending has become a national priority in the United States, and the field of health care regulation and reimbursement is a rapidly evolving one. For the six months ended June 30, 2006, we derived 31.2% and 55.5% of our total patient revenues related to continuing operations from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on our profitability. We are unable to predict which reform proposals or reimbursement limitations will be adopted in the future, or the effect such changes would have on our operations. We will attempt to maximize the revenues available from governmental sources within the changes that have occurred and will continue to occur.
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
Other Insurance-
With respect to workers compensation insurance, substantially all of our employees became covered under either indemnity insurance plans or state-sponsored programs in May 1997. Prior to that time, we were self-insured for the first $250,000, on a per claim basis, for workers compensation claims in a majority of our facilities. However, the insurance carrier providing coverage above our self insured retention has been declared insolvent by the applicable state insurance agency. As a result, we are completely self-insured for workers compensation exposures prior to May 1997. We have been and remain a non-subscriber to the Texas workers compensation system and are, therefore, completely self-insured for employee workers compensation claims with respect to our Texas operations. We have provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate. The liability we recorded for the self-insured obligations under these plans is $0.6 million as of June 30, 2006. Effective June 30, 2003, we entered into workers compensation insurance programs that provide coverage for claims incurred, with premium adjustments depending on incurred losses. As of June 30, 2006, we have recorded estimated premium refunds due under these programs totaling approximately $5.0 million, with $3.1 million included in “insurance refunds receivable” in current assets and the balance included in “other noncurrent assets” in the accompanying balance sheet, based upon expected settlement dates. See Note 3, “Insurance Matters,” of the Notes to the Interim Consolidated Financial Statements.
We are self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. We provide reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $1.1 million at June 30, 2006. The differences between actual settlements and reserves are included in expense in the period finalized.
Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of June 30, 2006, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

		Less than	1 to 3	4 to 5	After
Contractual Obligations	Total	1 year	Years	Years	5 Years
Long-term debt	$33,192	$8,737	$4,246	$1,226	$18,983
Settlement promissory notes	$579	$579	$—	$—	$—
Other settlement obligations	$293	$265	$28	$—	$—
Future interest payments	$12,260	$3,505	$4,637	$3,808	$310
Series B Preferred Stock	$4,918	$—	$4,918	$—	$—
Operating leases	$230,402	$15,807	$33,144	$32,304	$149,147
Required capital expenditures under operating leases	$13,415	$747	$1,493	$1,624	$9,551

Total	$295,059	$29,640	$48,466	$38,962	$177,991

The table above has been prepared giving effect to the terms of the new financing commitment we entered in August 2006, as described in “Liquidity and Capital Resources.”
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.5 times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change of control of the Company (as defined). The maximum contingent liability for these payments under these agreements is approximately $1.7 million. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by us or the employee. In addition, upon the occurrence of any triggering event, certain executives may elect to require that we purchase options granted to them for a purchase price equal to the difference in the fair market value of our common stock at the date of termination versus the stated option exercise price. Based on the closing price of our stock on June 30, 2006, the maximum contingent liability for the repurchase of the currently vested options is approximately $3.2 million. No amounts have been accrued for this contingent liability.

Results of Operations
The following tables present the unaudited interim statements of operations and related data for the three and six month periods ended June 30, 2006 and 2005:

(in thousands)	Three Months Ended June 30,
	2006	2005	Change	%
PATIENT REVENUES, net	$53,895	$49,607	$4,288	8.6%

EXPENSES:
Operating	40,668	37,420	3,248	8.7
Lease	3,828	4,079	(251)	(6.2)
Professional liability	(3,853)	1,461	(5,314)	(363.7)
General and administrative	3,716	3,316	400	12.1
Stock-based compensation	5,012	—	5,012	n/a
Depreciation	926	825	101	12.2

Total expenses	50,297	47,101	3,196	6.8

OPERATING INCOME	3,598	2,506	1,092	43.6

OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	249	(66)	315	(477.3)
Interest income	165	152	13	8.6
Interest expense	(877)	(780)	(97)	12.4

	(463)	(694)	231	(33.3)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,135	1,812	1,323	73.0
PROVISION (BENEFIT) FOR INCOME TAXES	(387)	51	(438)	(858.8)

NET INCOME FROM CONTINUING OPERATIONS	$3,522	$1,761	$1,761	100.0%

(in thousands)	Six Months Ended June 30,
	2006	2005	Change	%
PATIENT REVENUES, net	$107,082	$98,491	$8,591	8.7%

EXPENSES:
Operating	81,298	75,752	5,546	7.3
Lease	7,653	7,961	(308)	(3.9)
Professional liability	(6,000)	(5,781)	(219)	3.8
General and administrative	7,197	6,708	489	7.3
Stock-based compensation	5,012	—	5,012	n/a
Depreciation	1,870	1,685	185	11.0

Total expenses	97,030	86,325	10,705	12.4

OPERATING INCOME	10,052	12,166	(2,114)	(17.4)

OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	240	(122)	362	(296.7)
Other income	207	—	207	n/a
Interest income	348	269	79	29.4
Interest expense	(1,876)	(1,549)	(327)	21.1

	(1,081)	(1,402)	321	(22.9)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	8,971	10,764	(1,793)	(16.7)
PROVISION (BENEFIT) FOR INCOME TAXES	(1,116)	62	(1,178)	(1,900.0)

NET INCOME FROM CONTINUING OPERATIONS	$10,087	$10,702	$(615)	(5.7)%

Percentage of Net Revenues	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
PATIENT REVENUES, net	100.0%	100.0%	100.0%	100.0%

EXPENSES:
Operating	75.5	75.4	75.9	76.9
Lease	7.1	8.2	7.2	8.1
Professional liability	(7.2)	2.9	(5.6)	(5.9)
General and administrative	6.9	6.7	6.7	6.8
Stock-based compensation	9.3	—	4.7	—
Depreciation	1.7	1.7	1.7	1.7

Total expenses	93.3	94.9	90.6	87.6

OPERATING INCOME	6.7	5.1	9.4	12.4

OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	0.4	(0.1)	0.2	(0.1)
Other income	—	—	0.2	—
Interest income	0.3	0.3	0.3	0.3
Interest expense	(1.6)	(1.6)	(1.7)	(1.6)

	(0.9)	(1.4)	(1.0)	(1.4)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	5.8	3.7	8.4	11.0
PROVISION (BENEFIT) FOR INCOME TAXES	(0.7)	0.2	(1.0)	0.1

NET INCOME FROM CONTINUING OPERATIONS	6.5%	3.5%	9.4%	10.9%

Three Months Ended June 30, 2006 Compared With Three Months Ended June 30, 2005
As noted in the overview, we have entered into divestiture transactions in recent periods, and our consolidated financial statements have been reclassified to present such transactions as discontinued operations. Accordingly, the related revenue, expenses, assets, liabilities and cash flows have been reported separately, and the discussion below addresses principally the results of our continuing operations.
Patient revenues. Patient revenues increased to $53.9 million in 2006 from $49.6 million in 2005, an increase of $4.3 million, or 8.6%. The increase is due to increased Medicare utilization, increased Medicaid rates in certain states, Medicare rate increases and an increase in census in 2006 as compared to 2005. The average rate of occupancy at our nursing centers increased to 77.7% in 2006 from 75.4% in 2005. As a percentage of total census, Medicare days increased to 14.2% in 2006 from 13.2% in 2005. Medicare revenues were 31.1% of revenue in 2006 and 30.7% in 2005, while Medicaid and similar programs were 55.5% in 2006 compared to 57.7% in 2005.
Our average rate per day for Medicare Part A patients increased to $322.79 in 2006 from $308.31 in 2005, an increase of 4.7%. We previously expected that our rate would decrease from the 2005 level due to the Medicare RUG refinements that were implemented effective January 1, 2006. The acuity levels of Medicare patients in our nursing centers were higher than expected, which resulted in a shift to higher-acuity RUG categories, with a resulting increase in the average Medicare rate per patient day.
Operating expense. Operating expense increased to $40.7 million in 2006 from $37.4 million in 2005, an increase of $3.3 million, or 8.7%. As a percentage of revenues, operating expense increased to 75.5% in 2006 from 75.4% in 2005. The increase in operating expense is primarily attributable to cost increases related to wages and benefits, partially offset by a reduction in expense related to workers compensation insurance expense.

The largest component of operating expenses is wages, which increased to $24.3 million in 2006 from $22.3 million in 2005, an increase of $2.0 million, or 9.0%. This increase is primarily attributable to an increase in wages as a result of increased costs of nursing care associated with the higher Medicare census, competitive labor markets in most of the areas in which we operate, and regular merit and inflationary adjustments for employees.
Costs of workers compensation insurance were approximately $0.6 million lower in 2006 compared to 2005. We had better than expected claims experience in the policy year ended June 30, 2006, which was validated with an actuarial review.
Lease expense. Lease expense decreased to $3.8 million in 2006 from $4.1 million in 2005. The decrease in rent expense is primarily due to reduced rent following the purchase of a leased facility in 2005. In addition, at the beginning of 2006, the extension of a lease covering four nursing centers provided for the elimination of certain contingent rent expense.
Professional liability. Professional liability expense in 2006 resulted in a net benefit of $3.9 million, compared to an expense of $1.5 million in 2005, a decrease in expense of $5.4 million. Our cash expenditures for professional liability costs were $0.6 million and $1.2 million for the three month periods ended June 30, 2006 and 2005, respectively. During 2006, we reduced our total recorded liabilities for self-insured professional liability risks to $27.0 million, down from $31.7 million at March 31, 2006. Downward adjustments in the liability primarily resulting from the quarterly actuarial valuations were partially offset by the provision for current liability claims recorded during 2006, resulting in a net benefit of $3.9 million in the period. These reductions were primarily the result of the effects of settlements of certain claims for amounts less than had been reserved in prior periods and the resulting effect of these settlements on the assumptions inherent to the actuarial estimate. These self-insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Professional liability costs include cash and non-cash charges recorded based on current actuarial reviews. The actuarial reviews include estimates of known claims and an estimate of claims that may have occurred, but have not yet been reported to us.
General and administrative expense. General and administrative expense increased to $3.7 million in 2006 from $3.3 million in 2005, an increase of $0.4 million or 12.1%. The increase is primarily attributable to increased compensation and personnel costs and consulting costs. We will be required to comply with the internal control reporting requirements of the Sarbanes-Oxley Act of 2002 beginning with our annual report on Form 10-K for the year ended December 31 2006, and compliance costs will result in an additional increase in general and administrative expense in future periods. As a percentage of total net revenues, general and administrative expense was approximately 6.9% in 2006 and 6.7% in 2005.
Stock-based compensation. During the second quarter of 2006, we recorded a charge of approximately $5.0 million related to stock option grants that were approved by shareholders at our annual meeting on June 1, 2006.
Depreciation. Depreciation expense was approximately $0.9 million in 2006 compared to $0.8 million in 2005, an increase of $0.1 million or 12.2%. The increase was primarily due to the purchase of a leased facility in 2005.
Foreign currency transaction gain (loss). A foreign currency transaction gain of $0.2 million was recorded in 2006, compared to a loss of $66,000 in 2005. These gains and losses result from foreign currency translation of a note receivable from the sale of our Canadian operations in 2004.

Interest expense. Interest expense increased to $0.9 million in 2006 from $0.8 million in 2005, an increase of $0.1 million or 12.4%. Interest expense increased as a result of new debt issued in connection with the acquisition of a facility and interest rate increases on our variable rate debt. These increases were partially offset by reduction in interest as a result of the payment of debt.
Income from continuing operations before income taxes; income from continuing operations per common share. As a result of the above, continuing operations reported income before income taxes of $3.1 million in 2006 compared to income before income taxes of $1.8 million in 2005. The benefit for income taxes was $0.4 million in 2006, compared to a provision for income taxes of $51,000 in 2005. Our effective tax rate differs materially from the statutory rate mainly due to changes in our valuation allowance for net deferred tax assets. We have provided a valuation allowance where the turnaround of existing temporary differences will more likely than not result in additional net operating loss carry forward credits, for existing net operating loss carry forward credits, and for existing temporary differences, the turnaround of which are not likely. In future periods, we will continue to assess the need for and adequacy of the remaining valuation allowance. Any such change may be material in the period in which the change is recorded. The basic and diluted income per common share from continuing operations were $0.60 and $0.53, respectively, in 2006, as compared to a basic and diluted income per common share from continuing operations of $0.29 and $0.27, respectively, in 2005.
Income from discontinued operations. As discussed in the overview at the start of Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have completed several divestitures, and have reclassified our consolidated financial statements to present these divestitures as discontinued operations for all periods presented. Operating income of discontinued operations, net of taxes, was approximately $52,000 in 2006, compared to a loss from discontinued operations of $134,000 in 2005. Losses from the disposition of discontinued operations of $128,000, net of related taxes, were recorded in the second quarter of 2006, compared to a gain of $7,000 recorded in the second quarter of 2005.
Six Months Ended June 30, 2006 Compared With Six Months Ended June 30, 2005
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
Patient revenues. Patient revenues increased to $107.1 million in 2006 from $98.5 million in 2005, an increase of $8.6 million, or 8.7%. The increase in revenues is due to increased Medicare utilization, increased Medicaid rates in certain states, Medicare rate increases and an increase in census in 2006 as compared to 2005. The average rate of occupancy at our nursing centers increased to 77.7% in 2006 from 75.4% in 2005. As a percentage of total census, Medicare days increased to 14.3% in 2006 from 13.2% in 2005. Medicare revenues were 31.2% of revenue in 2006 and 30.4% in 2005, while Medicaid and similar programs were 55.5% in 2006 compared to 57.9% in 2005.
Our average rate per day for Medicare Part A patients increased to $321.88 in 2006 from $308.37 in 2005, an increase of 4.4%. We previously expected that our rate would decrease from the 2005 level due to the Medicare RUG refinements that were implemented effective January 1, 2006. The acuity levels of Medicare patients in our nursing centers were higher than expected, which resulted in a shift to higher-acuity RUG categories, with a resulting increase in the average Medicare rate per patient day.

Operating expense. Operating expense increased to $81.3 million in 2006 from $75.8 million in 2005, an increase of $5.5 million, or 7.3%. As a percentage of revenues, operating expense decreased to 75.9% in 2006 from 76.9% in 2005. The increase in operating expense is primarily attributable to cost increases related to wages and benefits, partially offset by a reduction in expense related to workers compensation insurance expense. The decrease in operating costs as a percentage of patient and resident revenues is primarily due to the effects of increases in Medicare and Medicaid rates and increased Medicare utilization, as discussed above.
The largest component of operating expenses is wages, which increased to $48.0 million in 2006 from $44.4 million in 2005, an increase of $3.6 million, or 8.2%. This increase is primarily attributable to an increase in wages as a result of increased costs of nursing care associated with the higher Medicare census, competitive labor markets in most of the areas in which we operate, and regular merit and inflationary raises for personnel.
Costs of workers compensation insurance were approximately $0.8 million lower in 2006 compared to 2005. We had better than expected claims experience in the policy year ended June 30, 2006, which was validated with an actuarial review.
Lease expense. Lease expense decreased to $7.7 million in 2006 from $8.0 million in 2005, a decrease of $0.3 million, or 3.9%. The decrease in rent expense is primarily due to reduced rent following the purchase of a leased facility in 2005. In addition, at the beginning of 2006, the extension of a lease covering four nursing centers provided for the elimination of certain contingent rent expense.
Professional liability. Professional liability expense was a net benefit of $6.0 million in 2006, compared to a benefit of $5.8 million in 2005, an increase in net benefit of $0.2 million, or 3.8%. Our cash expenditures for professional liability costs were $1.2 million and $2.2 million for the six month periods ended June 30, 2006 and 2005, respectively. During 2006, we reduced our total recorded liabilities for self-insured professional liability risks to $27.0 million, down from $34.5 million at December 31, 2005. Downward adjustments in the liability primarily resulting from the quarterly actuarial valuations were partially offset by the provision for current liability claims recorded during 2006, resulting in a net benefit of $6.0 million in the period. These reductions were primarily the result of the effects of settlements of certain claims for amounts less than had been reserved in prior periods and the resulting effect of these settlements on the assumptions inherent to the actuarial estimate. These self-insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Professional liability costs include cash and non-cash charges recorded based on current actuarial reviews. The actuarial reviews include estimates of known claims and an estimate of claims that may have occurred, but have not yet been reported to us.
General and administrative expense. General and administrative expense increased to $7.2 million in 2006 from $6.7 million in 2005, an increase of $0.5 million or 7.3%. The increase is primarily attributable to increased compensation and personnel costs, and consulting costs. We will be required to comply with the internal control reporting requirements of the Sarbanes-Oxley Act of 2002 beginning with our annual report on Form 10-K for the year ended December 31, 2006, and compliance costs will result in an additional increase in general and administrative expense in future periods. As a percentage of total net revenues, general and administrative expense was approximately 6.7% in 2006 and 6.8% in 2005.

Stock-based compensation. During the second quarter of 2006, we recorded a charge of approximately $5.0 million related to stock option grants that were approved by shareholders at our annual meeting on June 1, 2006.
Depreciation. Depreciation expense was approximately $1.9 million in 2006 compared to $1.7 million in 2005, an increase of $0.2 million or 11.0%. The increase was primarily due to the purchase of a leased facility in 2005.
Foreign currency transaction (gain) loss. A foreign currency transaction gain of $0.2 million was recorded in 2006, compared to a loss of $0.1 million in 2005. These gains and losses result from foreign currency translation of a note receivable from the sale of our Canadian operations in 2004.
Interest expense. Interest expense increased to $1.9 million in 2006 from $1.5 million in 2005, an increase of $0.4 million or 21.1%. Interest expense increased as a result of new debt issued in connection with the acquisition of a facility and interest rate increases on our variable rate debt. These increases were offset by reduction in interest as a result of the payment of debt.
Income from continuing operations before income taxes; income from continuing operations per common share. As a result of the above, continuing operations reported income before income taxes of $9.0 million in 2006 compared to income before income taxes of $10.8 million in 2005. The benefit for income taxes was $1.1 million in 2006, compared to a provision for income taxes of $0.1 million in 2005. Our effective tax rate differs materially from the statutory rate mainly due to changes in our valuation allowance for net deferred tax assets. We have provided a valuation allowance where the turnaround of existing temporary differences will more likely than not result in additional net operating loss carry forward credits, for existing net operating loss carry forward credits, and for existing temporary differences, the turnaround of which are not likely. In future periods, we will continue to assess the need for and adequacy of the remaining valuation allowance. Any such change may be material in the period in which the change is recorded. The basic and diluted income per common share from continuing operations were $1.73 and $1.53, respectively, in 2006, as compared to a basic and diluted income per common share from continuing operations of $1.84 and 1.64, respectively, in 2005.
Income from discontinued operations. As discussed in the overview at the start of Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have completed several divestitures, and have reclassified our consolidated financial statements to present these divestitures as discontinued operations for all periods presented. Operating income of discontinued operations, net of taxes, was approximately $0.2 million in 2006, compared to a loss from discontinued operations of $0.5 million in 2005. Losses from the disposition of discontinued operations of $0.1 million, net of related taxes, were recorded in the second quarter of 2006, compared to a gain of $0.4 million recorded in the second quarter of 2005.
Liquidity and Capital Resources
On August 7 2006, we entered into an agreement with our commercial mortgage lender, Capmark Finance Inc. (“Capmark”), for a comprehensive refinancing of our long term debt. Under the terms of the new agreement, Capmark provided mortgage debt of approximately $22.5 million with a five year maturity and a term note of approximately $8.1 million with a four year maturity to refinance our remaining mortgage and bank term debt. The proceeds of these new loans were used to retire the existing debt and to fund a $1.1 million renovation of a nursing center that is part of the collateral for the mortgage loans. As of June 30, 2006, we had outstanding mortgage debt of $27.7 million with Capmark and bank term debt of $3.8 million that was refinanced in this transaction. In connection with this loan, we made a payment of approximately $2.5 million to reduce outstanding debt. The new loans include various financial covenants, the most restrictive of which relate to cash flow, debt service coverage ratios, and liquidity. We are in compliance with these new covenants. This refinancing has allowed us to classify $24.5 million in debt that was refinanced in the transaction as long-term at June 30, 2006.
On March 17, 2006, we entered into a two year renewal of our term notes and working capital line of credit agreements with our primary bank lender. In addition, the lender agreed to amend certain covenants of the notes to bring us into compliance with such covenants. These term notes were repaid with proceeds from the refinance transaction on August 7, 2006, as described above. The working capital line of credit remains in place with the bank lender.
As of June 30, 2006, and for the six month period then ended, we had no borrowings under our working capital line of credit. The maximum outstanding balance of the working capital line of credit is $2.3 million. There are certain limitations based on borrowing base restrictions. The working capital line of credit matures in January 2008 with interest at either LIBOR plus 2.5% or the bank’s prime rate plus 0.50% (up to a maximum of 9.5%).
We have numerous pending liability claims, disputes and legal actions for professional liability and other related issues. We have limited, and sometimes no, professional liability insurance with respect to many of these claims. As of June 30, 2006, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred but unreported claims of $27.0 million. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows. As of June 30, 2006, future committed settlements total $0.9 million, and are payable over the next twelve months. Certain of these commitments have been evidenced by promissory notes which have been included with debt in the accompanying balance sheet. Settlements of currently pending claims will require additional cash expenditures.
The report of the independent registered public accounting firm on our financial statements at December 31, 2005, 2004 and 2003 includes a paragraph with regards to the uncertainty of our ability to continue as a going concern. In prior periods, we had net working capital deficits, short-term debt maturities, and were in default of certain debt covenants contained in debt agreements that would allow the holders of substantially all of our debt to demand immediate repayment. As further discussed above, we entered into new loan agreements with our commercial mortgage lender for a comprehensive refinancing of our remaining mortgage and bank term debt, providing long term maturities of this debt and new financial covenants that remove the events of noncompliance. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts of liabilities that might result should we be unable to continue as a going concern. Management believes that it has demonstrated that the Company has addressed these uncertainties.
Net cash provided by operating activities of continuing operations before changes in other assets and liabilities totaled $8.7 million and $5.1 million in the six month periods ended June 30, 2006 and 2005, respectively. These amounts primarily represent the cash flows from net operations. The effects of working capital changes were to use cash of $2.4 million and $2.2 million, respectively, resulting in net cash provided by continuing operations of $6.4 million and $2.9 million in 2006 and 2005, respectively. Discontinued operations provided cash of $0.2 million and $0.4 million in the six month periods ended June 30, 2006 and 2005, respectively.

Investing activities of continuing operations provided cash of $10.0 million in the six months ended June 30, 2006, and used $0.3 million of cash in the six month period ended June 30, 2005. These amounts primarily represent proceeds from the sale of discontinued operations, net of purchases of property, plant and equipment. We have used between $2.1 million and $3.4 million for capital expenditures of continuing operations in the three calendar years ending December 31, 2005. Such expenditures were primarily for facility improvements and equipment, which were financed principally through working capital. For the year ending December 31, 2006, we anticipate that capital expenditures for improvements and equipment for our existing facility operations will require approximately $2.9 million of cash expenditures. Investing activities of discontinued operations used no cash in the six months of 2006 and used $0.6 million in 2005.
Financing activities of continuing operations used $13.1 million and $2.3 million of cash in the six month periods ended June 30, 2006 and 2005, respectively, primarily representing funds used to retire debt. Proceeds from the sale of discontinued operations were used to repay debt. No interest costs or debt were allocated to discontinued operations in 2005 or 2006, and there are no cash flows associated with investing activities of discontinued operations for the periods.
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
Accounts receivable attributable to patient services of continuing operations totaled $19.1 million at June 30, 2006, compared to $18.6 million at December 31, 2005, representing approximately 32 and 33 days in accounts receivable at each period end, respectively. The allowance for bad debt was $2.2 million at June 30, 2006, compared to $1.7 million at December 31, 2005.
We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.
Stock Exchange
Our stock is quoted on the NASD’s OTC Bulletin Board under the symbol AVCA. We have filed an application seeking listing of our shares on The Nasdaq Capital Market. The application is currently under review by The Nasdaq Stock Market. The report of the independent registered public accounting firm on our 2005 financial statements filed on Form 10-K includes a paragraph regarding the uncertainty of our ability to continue as a going concern. Preliminary discussions with The Nasdaq Stock Market indicated that such listing was not likely as long as that uncertainty existed. Management believes that its recent comprehensive refinancing of its long-term debt demonstrates that the Company has addressed this uncertainty. Given these recent developments, Management is currently working to address these issues with its independent registered public accounting firm and The Nasdaq Stock Market. Although we are optimistic that these discussions will result in our stock being listed, no assurances can be given that we will be able to resolve these issues or if we do, that we will be able to list our shares on the NASDAQ Capital Market.

Inflation
We do not believe that our operations have been materially affected by inflation. We expect salary and wage increases for our skilled staff to continue to be higher than average salary and wage increases, as is common in the health care industry.
Recent Accounting Pronouncements
On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year. We are still evaluating the potential impact of adopting FIN 48 on our financial position, results of operations or cash flows.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments,” (“SFAS No. 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect the adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.
Forward-Looking Statements
The foregoing discussion and analysis provides information deemed by Management to be relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005. Certain statements made by or on behalf of us, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties including, but not limited to, changes in governmental reimbursement, government regulation and health care reforms, the increased cost of borrowing under our credit agreements, ability to control ultimate professional liability costs, the accuracy of our estimate of our anticipated professional liability expense, the impact of future licensing surveys, the outcome of regulatory proceedings alleging violations of laws and regulations governing quality of care or violations of other laws and regulations applicable to our business, changing economic conditions as well as others. Investors also should refer to the risks identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as risks identified in the Company’s Form 10-K for the year ended December 31, 2005 for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them. Actual results may differ materially from those described in such forward-looking statements. Such cautionary statements identify important factors that could cause our actual results to materially differ from those projected in forward-looking statements. In addition, we disclaim any intent or obligation to update these forward-looking statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of June 30, 2006, we had outstanding borrowings of approximately $33.8 million, including $2.3 million in fixed-rate borrowings and $31.5 million in variable-rate borrowings. In the event that interest rates were to change 1%, the impact on future cash flows would be approximately $0.3 million annually, representing the impact of increased or decreased interest expense on variable rate debt.
We have a note receivable denominated in Canadian dollars related to the sale of our Canadian operations. This note is currently recorded on our balance sheet at $5.4 million US based on the outstanding balance of the note and the exchange rate as of June 30, 2006. The carrying value of the note in our financial statements will be increased or decreased each period based on fluctuations in the exchange rate between US and Canadian currencies, and the effect of such changes will be included as income or loss in our statement of operations in the period of change. In the six month period ended June 30, 2006, we reported a transaction gain of $240,000, compared to a loss of $122,000 in the six month period ended June 30, 2005, as a result of the effect of changes in the currency exchange rates on this note. A further change of 1% in the exchange rate between US and Canadian currencies would result in a corresponding increase or decrease to earnings of approximately $54,000.
ITEM 4. CONTROLS AND PROCEDURES
Advocat, with the participation of our principal executive and financial officers has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2006. Based on this evaluation, the principal executive and financial officers have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has been no change in our internal control over financial reporting that has occurred during our fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The provision of health care services entails an inherent risk of liability. Participants in the health care industry are subject to lawsuits alleging malpractice, product liability, or related legal theories, many of which involve large claims and significant defense costs. We have several pending liability claims, disputes and legal actions for professional liability and other related issues. It is expected that we will continue to be subject to such suits as a result of the nature of our business.
As of June 30, 2006, we are engaged in 19 professional liability lawsuits. As of the date hereof, two of these lawsuits are currently scheduled for trial within the next year and additional lawsuits may be scheduled for trial during this period. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
On August 2, 2006, we entered into a settlement agreement with the attorney General of the State of Arkansas setting forth the terms by which we resolved all civil claims and investigations commenced by the State of Arkansas prior to the entry of the agreement. Under the terms of this agreement and earlier agreements entered in 2004 and 2005, we are obligated (i) to pay $467,000 in equal monthly installments of $16,667 beginning on September 1, 2004 and ending on December 1, 2006, and (ii) to pay by no later than September 1, 2007, no less than $600,000 to install sprinkler systems in nursing centers we select within the State of Arkansas. We have incurred expenditures of approximately $461,000 through June 30, 2006 toward the requirement to install sprinkler systems.
In the course of our business, we are periodically involved in governmental investigations, regulatory and administrative proceedings and lawsuits relating to our compliance with regulations and laws governing our operations, including reimbursement laws, fraud and abuse laws, elderly abuse laws, and state and federal false claims acts and laws governing quality of care issues. A finding of non-compliance with any of these governing laws or regulations in any such lawsuit, regulatory proceeding or investigation could have a material adverse impact on our financial condition, cash flows or results of operations and could also subject us to fines, penalties and damages. Moreover, we could be excluded from the Medicare, Medicaid or other state or federally-funded health care programs, which would also have a material adverse impact on our financial condition, cash flows or results of operations.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
(a) The annual meeting of shareholders was held on June 1, 2006.
(b) Matters voted upon at the meeting:
     1. Election of Directors:
        William R. Council, III

For	5,038,925
Withheld	419,146
Eligible Shares	5,458,071
        Richard M. Brame

For	5,112,125
Withheld	345,946
Eligible Shares	5,458,071
     2. Approval of the Advocat Inc. 2005 Long-Term Incentive Plan:

For	1,620,935
Against	327,271
Withheld	90,225
Eligible Shares	2,038,431
Our Continuing directors include Wallace E. Olson, William C. O’Neil and Robert Z. Hensley.
ITEM 6. EXHIBITS
The exhibits filed as part of this report on Form 10-Q are listed in the Exhibit Index immediately following the signature page.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVOCAT INC. August 9, 2006
By:	/s/ William R. Council, III
William R. Council, III
President and Chief Executive Officer, Principal Executive Officer and An Officer Duly Authorized to Sign on Behalf of the Registrant

By:	/s/ L. Glynn Riddle, Jr.
L. Glynn Riddle, Jr.
Executive Vice President and Chief Financial Officer, Secretary, Principal Accounting Officer and An Officer Duly Authorized to Sign on Behalf of the Registrant

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

10.1
Second amendment to Asset Purchase Agreement effective as of April 14, 2006, by and among Diversicare Assisted Living Services NC I, LLC, a Delaware limited liability company, Diversicare Assisted Living Services NC II, LLC, a Delaware limited liability company, and Agemark Acquisition, LLC, a North Carolina limited liability company.

10.2
Second Amendment to Loan Agreement effective as of July 1, 2006, by and between Diversicare Windsor House, LLC, a Delaware limited liability company, and Capmark Finance Inc., a California corporation, formerly known as GMAC Commercial Mortgage Corporation, a California corporation

10.3
Eleventh Amendment to Promissory Note effective as of July 1, 2006, by Diversicare Afton Oaks, LLC, a Delaware limited liability company, and Capmark Finance Inc., a California corporation, formerly known as GMAC Commercial Mortgage Corporation, a California corporation

Exhibit
Number	Description of Exhibits
10.4
Tenth Amendment to Project Loan Agreement effective as of July 1, 2006, by and between Capmark Finance Inc., a California corporation, formerly known as GMAC Commercial Mortgage Corporation, a California corporation and Diversicare Afton Oaks, LLC, a Delaware limited liability company

10.5
Second Amendment to Promissory Note entered into as of the 1st day of July, 2006, by and between Diversicare Pinedale, LLC, a Delaware limited liability company, and Capmark Finance Inc., a California corporation, formerly known as GMAC Commercial Mortgage Corporation, a California corporation

10.6
Second Amendment to Loan Agreement effective as of July 1, 2006, by and between Diversicare Pinedale, LLC, a Delaware limited liability company (together with its successors and assigns, the “Borrower”), and Capmark Finance Inc., a California corporation, formerly known as GMAC Commercial Mortgage Corporation, a California corporation

10.7
Second Amendment to Promissory Note entered into as of the 1st day of July, 2006, by and between Diversicare Windsor House, LLC, a Delaware limited liability company, and Capmark Finance Inc., a California corporation, formerly known as GMAC Commercial Mortgage Corporation, a California corporation

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).