Form 10-Q
period 2006-09-30
ADVOCAT INC
filed 2006-11-08
CIK 919956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
CHECK ONE:

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2006
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

5,836,287

(Outstanding shares of the issuer’s common stock as of November 1, 2006)

Part I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 1A. RISK FACTORS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 6. EXHIBITS
SIGNATURES
EX-3.5 CERTIFICATE OF DESIGNATION
EX-10.1 LOAN AGREEMENT
EX-10.2 PROMISSORY NOTE I
EX-10.3 PROMISSORY NOTE II
EX-10.4 PAYMENT AND PERFORMANCE GUARANTY AGREEMENT
EX-10.5 REPLACEMENT INTERCREDITOR AGREEMENT
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32 SECTION 906 CERTIFICATION OF THE CEO & CFO

Part I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
ADVOCAT INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$7,947	$7,070
Restricted cash	350	625
Receivables, less allowance for doubtful accounts of $2,256 and $1,722, respectively	18,600	18,147
Current portion of note receivable	555	497
Prepaid expenses and other current assets	2,585	3,410
Insurance refunds receivable	3,130	1,273
Deferred income taxes	1,226	1,004

Total current assets	34,393	32,026

PROPERTY AND EQUIPMENT, at cost	58,438	57,052
Less accumulated depreciation	(32,298)	(30,327)
Discontinued operations, net	1,576	12,696

Property and equipment, net	27,716	39,421

OTHER ASSETS:
Deferred income taxes	21,897	12,856
Note receivable, net of current portion	5,025	5,198
Deferred financing and other costs, net	949	527
Cash restricted for capital expenditures	1,108	—
Other assets	3,780	3,734

Total other assets	32,759	22,315

	$94,868	$93,762

(Continued)

ADVOCAT INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(continued)

	September 30,	December 31,
	2006	2005
	(Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt	$4,608	$18,609
Current portion of settlement promissory notes	355	1,106
Short-term debt	2,577	27,704
Trade accounts payable	3,887	4,415
Accrued expenses:
Payroll and employee benefits	7,711	8,495
Interest	133	1,024
Current portion of self-insurance reserves	5,092	5,952
Other current liabilities	3,982	4,691

Total current liabilities	28,345	71,996

NONCURRENT LIABILITIES:
Long-term debt, less current portion	25,993	—
Settlement promissory notes, less current portion	—	128
Self-insurance reserves, less current portion	22,866	29,041
Other noncurrent liabilities	4,812	4,717

Total noncurrent liabilities	53,671	33,886

COMMITMENTS AND CONTINGENCIES

SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK
Authorized 600,000 shares, $.10 par value, 393,658 shares issued and outstanding, at redemption value	4,918	4,750

SHAREHOLDERS’ EQUITY (DEFICIT):
Series A preferred stock, authorized 400,000 shares, $.10 par value, none issued and outstanding	—	—
Common stock, authorized 20,000,000 shares, $.01 par value, 5,835,000 and 5,725,000 shares issued and outstanding, respectively	58	57
Paid-in capital	21,498	16,022
Accumulated deficit	(13,622)	(32,949)

Total shareholders’ equity (deficit)	7,934	(16,870)

	$94,868	$93,762

The accompanying notes are an integral part of these interim consolidated balance sheets.

ADVOCAT INC.
INTERIM CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts, unaudited)

	Three Months Ended
	September 30,
	2006	2005
PATIENT REVENUES, net	$53,891	$51,423

EXPENSES:
Operating	41,807	40,108
Lease	3,860	3,964
Professional liability	910	968
General and administrative	3,906	3,179
Stock-based compensation	92	—
Depreciation	907	886

Total expenses	51,482	49,105

OPERATING INCOME	2,409	2,318

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	29	258
Interest income	146	132
Interest expense	(892)	(868)
Debt retirement costs	(194)	—

	(911)	(478)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,498	1,840
BENEFIT FOR INCOME TAXES	(7,972)	(177)

NET INCOME FROM CONTINUING OPERATIONS	9,470	2,017

INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Operating income (loss), net of taxes of $0 and $(7), respectively	(24)	(254)
Gain (loss) on sale, net of taxes of $0 and $0, respectively	(2)	8

Net loss from discontinued operations	(26)	(246)

NET INCOME	9,444	1,771
PREFERRED STOCK DIVIDENDS, ACCRUED BUT NOT PAID	86	81

NET INCOME FOR COMMON STOCK	$9,358	$1,690

NET INCOME PER COMMON SHARE:
Per common share — basic
Income from continuing operations	$1.62	$.34
Loss from discontinued operations	—	(.04)

	$1.62	$.30

Per common share — diluted
Income from continuing operations	$1.39	$.31
Loss from discontinued operations	—	(.04)

	$1.39	$.27

WEIGHTED AVERAGE COMMON SHARES:
Basic	5,801	5,725

Diluted	6,783	6,498

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
INTERIM CONSOLIDATED INCOME STATEMENTS
(in thousands, except per share amounts, unaudited)

	Nine Months Ended
	September 30,
	2006	2005
PATIENT REVENUES, net	$160,973	$149,914

EXPENSES:
Operating	123,105	115,860
Lease	11,513	11,925
Professional liability	(5,090)	(4,813)
General and administrative	11,103	9,887
Stock-based compensation	5,104	—
Depreciation	2,777	2,571

Total expenses	148,512	135,430

OPERATING INCOME	12,461	14,484

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	269	136
Other income	207	—
Interest income	494	401
Interest expense	(2,768)	(2,417)
Debt retirement costs	(194)	—

	(1,992)	(1,880)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	10,469	12,604
BENEFIT FOR INCOME TAXES	(9,088)	(115)

NET INCOME FROM CONTINUING OPERATIONS	19,557	12,719

INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Operating income (loss), net of taxes of $0 and $(49), respectively	146	(741)
Gain (loss) on sale, net of taxes of $0 and $0, respectively	(122)	391

Net income (loss) from discontinued operations	24	(350)

NET INCOME	19,581	12,369
PREFERRED STOCK DIVIDENDS, ACCRUED BUT NOT PAID	254	237

NET INCOME FOR COMMON STOCK	$19,327	$12,132

NET INCOME PER COMMON SHARE:
Per common share — basic
Income from continuing operations	$3.35	$2.18
Income (loss) from discontinued operations	—	(.06)

	$3.35	$2.12

Per common share — diluted
Income from continuing operations	$2.94	$1.95
Income (loss) from discontinued operations	—	(.05)

	$2.94	$1.90

WEIGHTED AVERAGE COMMON SHARES:
Basic	5,763	5,725

Diluted	6,622	6,498

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Nine Months Ended
	September 30,
	2006	2005
		Revised — See Note 5
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,581	$12,369
Income (loss) from discontinued operations	24	(350)

Net income from continuing operations	19,557	12,719
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation	2,777	2,571
Provision for doubtful accounts	1,248	1,218
Deferred income tax benefit	(9,263)	—
Benefit from reduction in accrual for self-insured professional liability, net of provision	(5,546)	(5,266)
Payment of professional liability costs	(2,184)	(3,198)
Stock-based compensation	5,104	—
Amortization of deferred balances	185	262
Provision for leases in excess of cash payments	14	168
Gain on sale of bed license	(207)	—
Foreign currency transaction gain	(269)	(136)
Debt retirement costs	194	—
Non-cash interest expense	86	122
Non-cash interest income	(236)	(323)

Net cash provided by operating activities before changes in other assets and liabilities	11,460	8,137
Changes in other assets and liabilities affecting operating activities:
Receivables, net	(1,781)	(1,848)
Prepaid expenses and other assets	(748)	(1,928)
Trade accounts payable and accrued expenses	(1,548)	1,137

Net cash provided by continuing operations	7,383	5,498
Net cash provided by discontinued operations	176	570

Net cash provided by operating activities	7,559	6,068

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,192)	(3,044)
Purchase of skilled nursing center	—	(6,753)
Proceeds from sale of discontinued operations and bed license	10,431	391
Proceeds from sale of lessor’s property	—	780
Increase in restricted cash deposits	(110)	148
Increase in cash restricted for capital expenditures	(1,108)	—
Notes receivable collection	718	589
Other deferred balances	(18)	(33)

Net cash provided (used) by continuing operations	7,721	(7,922)
Net cash used by discontinued operations	—	(731)

Net cash provided (used) by investing activities	7,721	(8,653)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	30,625	11,700
Repayment of debt obligations	(44,637)	(9,233)
Proceeds from exercise of stock options	373	—
Financing costs	(764)	(282)

Net cash used by financing activities	(14,403)	2,185

(Continued)

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Nine Months Ended
	September 30,
	2006	2005
INCREASE IN CASH AND CASH EQUIVALENTS	$877	$(400)

CASH AND CASH EQUIVALENTS, beginning of period	7,070	5,829

CASH AND CASH EQUIVALENTS, end of period	$7,947	$5,429

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$2,626	$2,173

Cash payments of income taxes	$356	$63

NON-CASH TRANSACTIONS:
During the nine month periods ended September 30, 2006 and 2005, the Company accrued, but did not pay, preferred stock dividends of $254 and $237, respectively. Preferred stock dividends of $86 for the three months ended September 30, 2006 were declared and paid subsequent to September 30, 2006.
The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
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
As of September 30, 2006, the Company’s continuing operations consist of 43 nursing centers with 4,505 licensed nursing beds and 78 assisted living units. The Company’s continuing operations include nine owned nursing centers and 34 leased nursing centers. The Company’s continuing operations include centers in Alabama, Arkansas, Florida, Kentucky, Ohio, Tennessee, Texas and West Virginia.
2. BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The interim consolidated financial statements for the three and nine month periods ended September 30, 2006 and 2005, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all adjustments necessary to present fairly the Company’s financial position at September 30, 2006 and the results of operations and cash flows for the three and nine month periods ended September 30, 2006 and 2005. The Company’s consolidated balance sheet at December 31, 2005 was taken from the Company’s audited consolidated financial statements as of December 31, 2005.
The results of operations for the three and nine month periods ended September 30, 2006 and 2005 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
The accompanying consolidated financial statements have been prepared assuming that Advocat will continue as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset carrying amounts or the amounts of liabilities that might result should the Company be unable to continue as a going concern. The independent registered public accounting firm’s report on the Company’s financial statements at December 31, 2005, 2004 and 2003 includes an explanatory paragraph concerning the Company’s ability to continue as a going concern. In prior periods, the Company had net working capital deficits, short-term debt maturities, and was in default of certain debt covenants contained in debt agreements that would have allowed the holders of substantially all of the Company’s debt to demand immediate repayment. As further discussed in Note 8, on August 7, 2006, the Company entered into new loan agreements with its commercial mortgage lender for a comprehensive refinancing of its remaining mortgage and bank term debt, providing long term maturities of this debt and new financial covenants that remove the events of noncompliance. As discussed in Note 3, the Company has recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of approximately $26.8 million as of September 30, 2006, which amount has decreased from $34.5 million, $42.9 million and $47.2 million as of December 31, 2005, 2004 and 2003 respectively.
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
Reserve for Estimated Self-Insured Professional Liability Claims-
Because the Company anticipates that its actual liability for existing and anticipated claims will exceed the Company’s limited professional liability insurance coverage, the Company has recorded total liabilities for professional liability and other claims of approximately $26.8 million as of September 30, 2006. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims.
The Company records its estimated liability for these professional liability claims based on the results of a third-party actuarial analysis. Each quarter, amounts are added to the accrual for estimates of anticipated liability for claims incurred during that period. These estimates are assessed and adjusted quarterly as claims are actually reported, as lawsuits are filed, and as those actions are actually resolved. As indicated by the chart of reserves by policy year set forth below, final determination of the Company’s actual liability for claims incurred in any given period is a process that takes years. At each quarter end, the Company records any revisions in estimates and differences between actual settlements and reserves, with changes in estimated losses being recorded in the consolidated income statements in the period identified. Any increase in the accrual decreases income in the period, and any reduction in the accrual increases income during the period.
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

The following summarizes the Company’s accrual for professional liability and other claims for each policy year as of the end of the period:

	September 30,	December 31,
	2006	2005
Policy Year End March 9,
2007	$4,878,000	$—
2006	8,674,000	10,492,000
2005	7,388,000	12,722,000
2004	3,610,000	6,351,000
2003	1,366,000	3,137,000
Other	879,000	1,825,000

	$26,795,000	$34,527,000

Other Insurance-
With respect to workers compensation insurance, substantially all of the Company’s employees became covered under either indemnity insurance plans or state-sponsored programs in May 1997. Prior to that time, the Company was self-insured for the first $250,000, on a per claim basis, for workers compensation claims in a majority of its facilities. However, the insurance carrier providing coverage above the Company’s self insured retention has been declared insolvent by the applicable state insurance agency. As a result, the Company is completely self-insured for workers compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers compensation system and is, therefore, completely self-insured for employee workers compensation claims with respect to its Texas operations. The Company has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate. The liability recorded by the Company for the self-insured obligations under these plans is $0.6 million as of September 30, 2006.
Effective June 30, 2003, the Company entered into workers compensation insurance programs that provide coverage for claims incurred, with premium adjustments depending on incurred losses. The Company accounts for premium expense under these policies based on its estimate of the level of claims expected to be incurred. As of September 30, 2006, the Company has recorded estimated premium refunds due under these programs totaling approximately $5.0 million, with $3.1 million included in “insurance refunds receivable” in current assets and the balance included in “other noncurrent assets” in the accompanying balance sheet, based upon expected settlement dates. Any adjustments of future premiums for workers compensation policies and differences between actual settlements and reserves for self-insured obligations are included in expense in the period finalized.
The Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $0.9 million at September 30, 2006. The differences between actual settlements and reserves are included in expense in the period finalized.
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
At the time of adoption, the Board approved the issuance of options to purchase approximately 332,000 shares of the Company’s common stock at a purchase price of $5.44 per share, the market price of the Company’s common stock on the date the options were authorized. This issuance was subject to shareholder approval of the 2005 Plan which occurred in June 2006 at the Company’s 2006 Annual Shareholders’ Meeting. At the time of shareholder approval, the Company’s stock price had increased to $16.80. Upon shareholder approval, the options for the purchase of approximately 314,000 shares were vested with the remainder vesting one-half each on the next two anniversaries of the date the shares were authorized by the Board of Directors. All options under this plan expire 10 years from the date the shares were authorized by the Board of Directors.
Upon shareholder approval, the Company recorded stock-based compensation expense for stock options issued under the 2005 Plan of approximately $5.1 million for the nine months ended September 30, 2006. This stock-based compensation expense resulted in an increase to paid-in capital of $5.1 million. As of September 30, 2006, there was $0.2 million of total remaining compensation costs related to stock-based compensation to be recognized over the applicable remaining vesting periods. The Company estimated the total recognized and unrecognized compensation using the Black-Scholes-Merton option valuation model.
The table below shows the weighted average assumptions the Company used to develop the fair value estimates under its option valuation model. The Company did not grant any stock options during the nine months ended September 30, 2005.

	Nine Months Ended
	September 30,
	2005	2006
Expected volatility (range)	N/A	140% - 153%
Risk free interest rate (range)	N/A	5.07% - 5.10%
Expected dividends	N/A	—
Weighted average expected term (years)	N/A	5.04
In computing the fair value estimates using the Black-Scholes-Merton valuation model, the Company took into consideration the exercise price of the options, $5.44, and the market price of the Company’s stock on the date of shareholder approval, $16.80. The Company used an expected volatility that equals the historical volatility over the most recent period equal to the expected life of the options. The risk free interest rate is based on the U.S. treasury yield curve in effect at the time of grant. The Company used an expected dividend yield of zero since it has not paid cash dividends on its common stock and estimated the options expected term based on the average of the vesting term and the original contractual terms of the grants, consistent with the interpretive guidance in SAB 107.
During the nine months ending September 30, 2006 approximately 110,000 shares were exercised generating proceeds of approximately $0.4 million.

5. RECLASSIFICATIONS
Certain amounts in the 2005 financial statements have been reclassified to conform with the 2006 presentation, including, as discussed in Note 6, reclassifications made to reflect certain divestitures as discontinued operations.
In 2006, the Company has separately disclosed the operating, investing and financing portions of the cash flows attributable to its discontinued operations, which in prior periods were reported on a combined basis as a single amount, and has revised the prior period presentation to be consistent with that of the nine months ended September 30, 2006.
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
7. EARNINGS PER SHARE
Information with respect to basic and diluted net income per share is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income per common share:
Per common share — basic
Income from continuing operations	$1.62	$0.34	$3.35	$2.18
Income (loss) from discontinued operations
Operating income (loss), net of taxes	—	(0.04)	0.02	(0.13)
Gain (loss) on sale, net of taxes	—	—	(0.02)	0.07

Discontinued operations, net of taxes	—	(0.04)	—	(0.06)

Net income	$1.62	$0.30	$3.35	$2.12

Per common share — diluted
Income from continuing operations	$1.39	$0.31	$2.94	$1.95
Income (loss) from discontinued operations
Operating income (loss), net of taxes	—	(0.04)	0.02	(0.11)
Gain (loss) on sale, net of taxes	—	—	(0.02)	0.06

Discontinued operations, net of taxes	—	(0.04)	—	(0.05)

Net income	$1.39	$0.27	$2.94	$1.90

8. FINANCING TRANSACTIONS
On August 7, 2006, the Company entered into an agreement with its commercial mortgage lender, Capmark Finance Inc. (“Capmark”), for a comprehensive refinancing of the Company’s long term debt. Under the terms of the new agreement, Capmark provided mortgage debt (“Mortgage Loan”) of approximately $22.5 million with a five year maturity and a term note of approximately $8.1 million with a four year maturity (“Term Note”) to refinance the Company’s remaining mortgage and bank term debt. The proceeds of these new loans were used to retire the existing debt and will fund a $1.1 million renovation of a nursing center that is part of the collateral for the mortgage loans. As of September 30, 2006, the loan proceeds to be used for the nursing center renovation, $1.1 million, are held in an account controlled by the lender and are classified as “cash restricted for capital expenditures,” a non-current asset, in the accompanying balance sheet. In connection with this loan, the Company made a payment of approximately $2.6 million to reduce outstanding debt and expensed existing deferred financing costs of $194,000 during the quarter ending September 30, 2006. The deferred financing costs written off relate to the debt that was retired and are reflected as debt retirement costs on the income statement.
The Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25 year amortization. Interest is based on 30 day LIBOR plus a margin of 3.75%. The mortgage loan is secured by seven owned nursing centers, related equipment, and a second lien on the accounts receivable of these facilities. The Term Note is due in four years, and is payable monthly based on a 25 year amortization. The note provides for additional semi-annual payments of $1.0 million each such that the loan will amortize in full in four years. Any proceeds received upon disposition of any assets securing the Term Note must be paid to Capmark to reduce the balance of the Term Note. Interest is based on 30 day LIBOR plus a margin of 6.25%. The Term Note is secured by an assignment of a Note Receivable taken in the sale of the Company’s Canadian subsidiary, an assignment of the proceeds from certain workers compensation insurance premium refunds, by certain real estate held for sale, by two owned nursing centers, and a second mortgage on the seven nursing centers securing the Mortgage Loan. The Mortgage Loan and the Term Note are cross-collateralized. The Mortgage and Term Loans include certain financial covenants, with which the Company is currently in compliance. In connection with these new loans, the Company recorded total deferred loan costs of $0.8 million.
9. SALE OF BED LICENSE
In January 2006, the Company sold 10 licensed beds which it owned in Kentucky but had not placed in service. The sales price was $260,000, and the Company recognized a gain of $207,000 on the sale, which is included in “other income” in the consolidated statements of operations.
10. INCOME TAXES
The Company has maintained a valuation allowance for its deferred tax assets, as the absence of pre-tax income in the past as well as the significant uncertainty of the Company’s ability to continue as a going concern created uncertainty surrounding the realization of the benefits of the Company’s deferred tax assets in future periods. At December 31, 2005, the Company had total valuation allowances of $15.9 million on its deferred tax assets. During 2006 the Company assessed the valuation allowance on deferred tax assets based on Management’s belief that it is more likely than not that a larger portion of the Company’s net deferred tax assets will be realized due to the Company’s achieved earnings trend and outlook. The Company considered many factors when assessing the likelihood of future realization of its deferred tax assets including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to the Company, and the recent refinancing of debt and its impact on the Company’s ability to continue as a going concern as well as other relevant factors.
The Company had a deferred tax benefit in the nine months ending September 30, 2006 of $9.1 million primarily resulting from the effect of changes in our valuation assessment of deferred tax assets during 2006. The Company continues to maintain a valuation allowance of approximately $1.0 million to reduce the deferred tax assets by the amount management believes is more likely not to be utilized through the turnaround of existing temporary differences, future earnings, or a combination thereof. In future periods, the Company will continue to assess the need for and adequacy of the remaining valuation allowance of $1.0 million.

11. EVENT SUBSEQUENT TO BALANCE SHEET DATE
On October 20, 2006 the Company entered into a Restructuring Stock Issuance and Subscription Agreement (“Restructuring Agreement”) to restructure its Series B Redeemable Convertible Preferred Stock held by Omega Healthcare Investors (together with its subsidiaries, “Omega”), a publicly owned REIT, eliminating the option of Omega to convert the Preferred Stock into shares of Advocat common stock. Advocat and Omega also entered into a Third Amendment to Consolidated Amended and Restated Master Lease (“Lease Amendment”) to extend the term of its lease covering 29 nursing centers it currently leases from Sterling Acquisition Corp., a wholly-owned subsidiary of Omega. In addition, Omega agreed to provide up to $5 million to fund capital improvements made to certain nursing centers by June 30, 2008.
Preferred Stock Restructuring-
Under the terms of the Restructuring Agreement, the Series B Redeemable Convertible Preferred Stock (“Series B Preferred Stock”) held by Omega was exchanged for a new Series C Preferred Stock that is not convertible.
At the time of the Restructuring Agreement, the Series B Preferred Stock had a value (including accrued dividends) of approximately $4.9 million, accrued dividends at an annual rate of 7% of the stated value, compounded quarterly, and was convertible into approximately 792,000 shares of common stock.
The Restructuring Agreement required the Company to issue to Omega 5,000 shares of Series C Preferred Stock in exchange for the 393,658 shares of Series B Preferred Stock held by Omega. The new Series C Preferred Stock has a stated value of approximately $4.9 million and carries an annual dividend rate of 7% of its stated value. The Series C Preferred Stock will pay quarterly cash dividends. The Series C Preferred Stock is not convertible, but is redeemable at its stated value at Omega’s option after September 30, 2010, and is redeemable at its stated value at the Company’s option after September 30, 2007, subject to certain limitations. In connection with the termination of the conversion feature, the Company agreed to pay Omega an additional $687,000 annually under the Lease Amendment.
The Company will record the fair value of the elimination of the conversion feature as a reduction in Paid In Capital with an offsetting increase to record a premium on the Series C Preferred Stock. As a result, the Series C Preferred Stock will be initially recorded at a total value of $11.6 million, equal to the stated value of the Series B Preferred Stock ($4.9 million) plus the negotiated value of the conversion feature, $6.7 million. The agreed upon additional rental payments of $687,000 annually will be discounted over the twelve year term of the renewal so that the net present value of the payments is equal to the $6.7 million preferred stock premium. As payments are made, the preferred stock premium will be reduced, interest expense recorded and cash will be reduced.
On October 20, 2006, Advocat declared and paid the quarterly dividend of $86,000 on the Series B Preferred Stock for the quarter ended September 30, 2006.
Subordinated Promissory Note-
In connection with the Restructuring Agreement, the Company also replaced a Subordinated Promissory Note which was convertible at the Company’s option with a new Subordinated Note, which is not convertible. The new Subordinated Note is in the principal amount of approximately $2.5 million, bears interest at 7% and matures on September 30, 2007. Except for eliminating the conversion feature, the terms of the new Subordinated Note are the same as the original Subordinated Promissory Note.

Master Lease Amendment-
Under the terms of the Lease Amendment, Advocat and Omega also agreed to amend and renew the master lease covering 29 nursing centers. The initial term of the lease was set to expire in September 2010, with a ten year renewal option. The amended master lease commences on October 1, 2006, and extends to September 30, 2018. The Lease Amendment also provides for a renewal option of an additional twelve years. Other than the change in rent associated with the restructuring of the preferred stock described above, there is no change in the base rental amounts as a result of the Lease Amendment. Consistent with prior terms, the lease provides for annual increases in lease payments equal to the lesser of two times the increase in the consumer price index or 3.0%. Under generally accepted accounting principles, the Company is required to record these scheduled rent increases on a straight line basis over the 12 year term of the renewal period. As a result of recording these increases, the Company’s annual rent expense will increase by approximately $2.7 million effective October 1, 2006, although this increase has no effect on cash rent payments at the start of the lease term. They will only result in additional cash outlay as the 3 percent annual increases take effect each year.
The following table summarizes the Company’s annual cash rent payments under the lease renewal, including the 3% rent escalations but excluding the $687,000 annual payments related to the preferred stock restructuring:

Lease Year Ending September 30,
2007	$13,338,000
2008	13,759,000
2009	14,193,000
2010	14,639,000
2011	15,099,000
2012	15,572,000
2013	16,060,000
2014	16,562,000
2015	17,080,000
2016	17,613,000
2017	18,162,000
2018	18,727,000

$190,804,000

The Company’s rent expense, recorded on a straight line basis, will be $15.5 million annually.
In addition, Omega agreed to provide up to $5 million to fund capital improvements made to certain nursing centers by June 30, 2008. The annual base rent related to these nursing centers will be increased to reflect the amount of capital improvements made to the facilities.
Unaudited Pro Forma Condensed Consolidated Financial Information-
The following unaudited pro forma condensed consolidated financial information has been prepared to give effect to the material transaction described herein and is based upon the assumptions and adjustments described in the notes to the unaudited pro forma condensed consolidated financial information included herein. The unaudited pro forma condensed consolidated financial information is presented for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have actually been reported had the material transaction occurred on the dates indicated, nor is the information necessarily indicative of the future financial position or results of operations of Advocat. The unaudited pro forma amounts include adjustments, which are based upon preliminary estimates, to reflect the transactions described herein. Due to these varying assumptions, actual results may differ from the pro forma adjustments presented.
These unaudited pro forma condensed consolidated financial information is based upon, and should be read in conjunction with the historical consolidated financial statements of the Company and related notes contained in the reports and other information the Company has filed with the United States Securities and Exchange Commission.

PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2006
(In thousands, unaudited)

		Pro Forma		Pro Forma As
	Historical	Adjustments		Adjusted
ASSETS:
Current Assets	$34,393			$34,393
Noncurrent assets, net	60,475			60,475

TOTAL ASSETS	$94,868			$94,868

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities	$28,345			$28,345
Noncurrent Liabilities	53,671			53,671
Series B Redeemable Convertible Preferred Stock	4,918	$(4,918	)(1)	—
Series C Preferred Stock, at stated value		4,918	(2)	4,918

Premium on preferred stock		6,701	(2)	6,701
Shareholders’ Equity	7,934	(6,701	)(3)	1,233

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$94,868	$—		$94,868

Notes to Pro Forma Adjustments:
The following pro forma adjustments present the effects of the restructuring of preferred stock and the amendment to the master lease on the Condensed Consolidated Balance Sheet of Advocat as of September 30, 2006 as if they occurred on September 30, 2006.
(1)	To record the retirement of the Series B Redeemable Convertible Preferred Stock.

(2)	To record the issuance of Series C Preferred Stock at its stated value of $4,918 and to record a preferred stock premium of $6,701, representing the value of the canceled conversion feature associated with the retired Series B Redeemable Convertible Preferred Stock.

(3)	To record a reduction in Shareholders’ Equity for the value of the conversion feature associated with the retired Series B Redeemable Convertible Preferred Stock.

PRO FORMA CONDENSED CONSOLIDATED INCOME STATEMENTS
For the Nine Months Ended September 30, 2006
(Unaudited and in thousands, except per share data)

		Pro Forma Adjustments
				After Effects of
		Conversion		Conversion	Effects of
		Feature		Feature	Lease		Pro Forma As
	Historical	Elimination		Elimination	Renewal		Adjusted

PATIENT REVENUES, NET	$160,973			$160,973			$160,973

EXPENSES:
Operating	123,105			123,105			123,105
Lease	11,513			11,513	2,045	(4)	13,558
Professional liability	(5,090)			(5,090)			(5,090)
General and administrative	11,103			11,103			11,103
Stock-based compensation	5,104			5,104			5,104
Depreciation	2,777			2,777			2,777

	148,512			148,512	2,045		150,557

OPERATING INCOME	12,461			12,461	(2,045)		10,416

OTHER INCOME (EXPENSE):
Other income	970			970			970
Interest expense	(2,768)	(147	)(1)	(2,915)			(2,915)
Debt retirement costs	(194)			(194)			(194)

	(1,992)	(147)		(2,139)			(2,139)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	10,469	(147)		10,322	(2,045)		8,277
BENEFIT FOR INCOME TAXES	(9,088)	(56	)(2)	(9,144)	(777	)(2)	(9,921)

NET INCOME FROM CONTINUING OPERATIONS	19,557	(91)		19,466	(1,268)		18,198
PREFERRED STOCK DIVIDENDS	254			254			254

NET INCOME FROM CONTINUING OPERATIONS FOR COMMON STOCK	$19,303	$(91)		$19,212	(1,268)		$17,944

NET INCOME PER COMMON SHARE:
Per common share — basic	$3.35	$(0.02)		$3.33	$(0.22)		$3.11

Per common share — diluted	$2.94	$0.27		$3.21	$(0.21)		$3.00

WEIGHTED AVERAGE COMMON SHARES:
Basic	5,763			5,763			5,763

Diluted	6,622	(635	)(3)	5,987			5,987

Notes to Pro Forma Adjustments:
The following pro forma adjustments present the effects of the restructuring of preferred stock and the amendment to the master lease on the Consolidated Income Statement of Advocat for the nine months ended September 30, 2006 as if these transactions occurred on January 1, 2006.
(1)	To record imputed interest expense associated with the required payments to be made for the cancellation of the conversion feature in the restructuring of preferred stock.

(2)	Income tax effects of the transaction are reflected at the statutory rate for Federal and state income taxes, 38%. The Company’s effective tax rate differs materially from the statutory rate mainly due to changes in the valuation allowance for net deferred tax assets.

(3)	To record a reduction in the number of diluted shares outstanding for the effects of the cancellation of the conversion feature associated with the preferred stock. Omega, as a Real Estate Investment Trust, is limited in the amount of ownership in Advocat it can hold. The computation of diluted earnings per share has historically reflected the effects of these limitations on the number of common shares issued. The total number of shares that could be issued without these limitations is approximately 0.8 million.

(4)	To record the effects of scheduled rent increases for the amended Master Lease on a straight-line basis.
PRO FORMA CONDENSED CONSOLIDATED INCOME STATEMENTS
For the Year Ended December 31, 2005
(Unaudited, in thousands, except per share data)

		Pro Forma Adjustments
				After Effects of
		Conversion		Conversion	Effects of
		Feature		Feature	Lease		Pro Forma As
	Historical	Elimination		Elimination	Renewal		Adjusted
PATIENT REVENUES, NET	$203,658			$203,658			$203,658

EXPENSES:
Operating	155,512			155,512			155,512
Lease	15,836			15,836	2,726	(4)	18,562
Professional liability	(3,962)			(3,962)			(3,962)
General and administrative	13,311			13,311			13,311
Depreciation	3,493			3,493			3,493

	184,190			184,190	2,726		186,916

OPERATING INCOME	19,468			19,468	(2,726)		16,742

OTHER INCOME (EXPENSE):
Other income	695			695			695
Interest expense	(3,382)	(196	) (1)	(3,578)			(3,578)

	(2,687)	(196)		(2,883)			(2,883)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	16,781	(196)		16,585	(2,726)		13,859
BENEFIT FOR INCOME TAXES	(13,820)	(74	) (2)	(13,894)	(1,036	) (2)	(14,930)

NET INCOME FROM CONTINUING OPERATIONS	30,601	(122)		30,479	(1,690)		28,789
PREFERRED STOCK DIVIDENDS	318			318			318

NET INCOME FROM CONTINUING OPERATIONS FOR COMMON STOCK	$30,283	$(122)		$30,161	$(1,690)		$28,471

NET INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE:
Per common share — basic	$5.29	$(0.02)		$5.27	$(0.30)		$4.97

Per common share — diluted	$4.69	$0.46		$5.15	$(0.29)		$4.86

WEIGHTED AVERAGE COMMON SHARES:
Basic	5,725			5,725			5,725

Diluted	6,498	(636	) (3)	5,862			5,862

Notes to Pro Forma Adjustments:
The following pro forma adjustments present the effects of the restructuring of preferred stock and the amendment to the master lease on the Consolidated Income Statement of Advocat for the year ended December 31, 2005 as if these transactions occurred on January 1, 2005.
(1)	To record imputed interest expense associated with the required payments to be made for the cancellation of the conversion feature in the restructuring of preferred stock.

(2)	Income tax effects of the transaction are reflected at the statutory rate for Federal and state income taxes, 38%. The Company’s effective tax rate differs materially from the statutory rate mainly due to changes in the valuation allowance for net deferred tax assets.

(3)	To record a reduction in the number of diluted shares outstanding for the effects of the cancellation of the conversion feature associated with the preferred stock. Omega, as a Real Estate Investment Trust, is limited in the amount of ownership in Advocat it can hold. The computation of diluted earnings per share has historically reflected the effects of these limitations on the number of common shares issued. The total number of shares that could be issued without these limitations is approximately 0.8 million.

(4)	To record the effects of scheduled rent increases for the amended Master Lease on a straight-line basis.

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
As of September 30, 2006, our continuing operations consist of 43 nursing centers with 4,505 licensed nursing beds and 78 assisted living units. As of September 30, 2006, our continuing operations included nine owned nursing centers and 34 leased nursing centers.
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
Transactions with Lessor. On October 20, 2006 we entered into a Restructuring Stock Issuance and Subscription Agreement (“Restructuring Agreement”) to restructure our Series B Redeemable Convertible Preferred Stock held by Omega Healthcare Investors (together with its subsidiaries, “Omega”), a publicly owned REIT, eliminating the option of Omega to convert the Preferred Stock into shares of our common stock. Advocat and Omega also entered into an amendment to the Master Lease to extend the term of our lease covering 29 nursing centers we currently lease from Sterling Acquisition Corp., a wholly-owned subsidiary of Omega. In addition, Omega agreed to provide up to $5 million to fund capital improvements made to certain nursing centers by June 30, 2008. Details of these transactions are described under Liquidity and Capital Resources.
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
Allowance for Doubtful Accounts
Our allowance for doubtful accounts is estimated utilizing current agings of accounts receivable, historical collections data and other factors. We monitor these factors and determine the estimated provision for doubtful accounts. Historical bad debts have generally resulted from uncollectible private balances, some uncollectible coinsurance and deductibles and other factors. Receivables that are deemed to be uncollectible are written off. The allowance for doubtful accounts balance is assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated income statements in the period identified.
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
Because we anticipate that our actual liability for existing and anticipated claims will exceed our limited professional liability insurance coverage, we have recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $26.8 million as of September 30, 2006.
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
We believe that the use of actuarial methods described above provides a valid and reasonable method to estimate our liability for professional and general liability claims. We also believe that expertise in actuarial methodologies is required to estimate liabilities using this methodology and thus employ a third-party actuary to provide this service. Because of the difficulties discussed above, any estimate of our professional liability claims is inherently uncertain; therefore, actual professional liability costs may differ materially from the accrual, regardless of the assumptions or methodology used. Professional liability costs are material to our financial position, and differences between estimates and the ultimate amount of loss may cause a material fluctuation in our reported results of operations. The liability recorded at September 30, 2006, was $26.8 million, compared to current assets of $34.4 million and total assets of $94.9 million. For the nine months ended September 30, 2006 and 2005, our professional liability expense was negative $5.1 million and negative $4.8 million, respectively, with negative amounts representing net benefits resulting from downward revisions in previous estimates. These amounts are material in relation to our reported net income from continuing operations for the related periods of $19.6 million and $12.7 million, respectively.
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
In 2005, the Centers for Medicare and Medicaid (“CMS”) issued the final rule for the refinement of the Resource Utilization Group (“RUG”) system and provided for the elimination of the reimbursement add-ons for high acuity patients. In addition, Congress implemented a market basket adjustment of approximately 3.1% designed to increase reimbursement for the effects of inflation. The actual amount of the market basket adjustments is adjusted based on various factors. The market basket adjustment that becomes effective October 1, 2006, is expected to result in an average increase of approximately 2.1% for our facilities as a group, and is expected to increase our revenue by approximately $0.1 million per month.
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
Reduction in health care spending has become a national priority in the United States, and the field of health care regulation and reimbursement is a rapidly evolving one. For the nine months ended September 30, 2006, we derived 30.5% and 56.2% of our total patient revenues related to continuing operations from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on our profitability. We are unable to predict which reform proposals or reimbursement limitations will be adopted in the future, or the effect such changes would have on our operations. We will attempt to maximize the revenues available from governmental sources within the changes that have occurred and will continue to occur.
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
Other Insurance-
With respect to workers compensation insurance, substantially all of our employees became covered under either indemnity insurance plans or state-sponsored programs in May 1997. Prior to that time, we were self-insured for the first $250,000, on a per claim basis, for workers compensation claims in a majority of our facilities. However, the insurance carrier providing coverage above our self insured retention has been declared insolvent by the applicable state insurance agency. As a result, we are completely self-insured for workers compensation exposures prior to May 1997. We have been and remain a non-subscriber to the Texas workers compensation system and are, therefore, completely self-insured for employee workers compensation claims with respect to our Texas operations. We have provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate. The liability we recorded for the self-insured obligations under these plans is $0.6 million as of September 30, 2006. Effective June 30, 2003, we entered into workers compensation insurance programs that provide coverage for claims incurred, with premium adjustments depending on incurred losses. As of September 30, 2006, we have recorded estimated premium refunds due under these programs totaling approximately $5.0 million, with $3.1 million included in “insurance refunds receivable” in current assets and the balance included in “other noncurrent assets” in the accompanying balance sheet, based upon expected settlement dates. See Note 3, “Insurance Matters,” of the Notes to the Interim Consolidated Financial Statements.
We are self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. We provide reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $0.9 million at September 30, 2006. The differences between actual settlements and reserves are included in expense in the period finalized.
Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of September 30, 2006. As noted above, we entered into transactions with Omega to restructure certain of our relationships in October 2006, as described in “Liquidity and Capital Resources.” The following table summarizes our contractual obligations by the period in which payment is due, after giving effect to the transactions with Omega (dollar amounts in thousands).

		Less than	1 to 3	4 to 5	After
Contractual Obligations	Total	1 year	Years	Years	5 Years
Long-term debt obligations (1)	$43,443	$9,771	$8,422	$25,250	$—
Settlement promissory notes	$355	$355	$—	$—	$—
Other settlement obligations	$93	$93	$—	$—	$—
Series B Preferred Stock dividend	$86	$86	$—	$—	$—
Series C Preferred Stock (2)	$6,295	$344	$689	$5,262	$—
Operating leases	$506,807	$16,492	$34,982	$34,393	$420,940
Required capital expenditures under mortgage loans (3)	$2,384	$1,366	$549	$469	$—
Required capital expenditures under operating leases (4)	$26,960	$1,244	$2,488	$2,265	$20,963

Total	$586,423	$29,751	$47,130	$67,639	$441,903

(1)	Long-term debt obligations include scheduled future payments of principal and interest of long-term debt.

(2)	Series C Preferred Stock includes quarterly dividend payments and redemption value at preferred shareholder’s earliest redemption date.

(3)	Includes annual expenditure requirements for capital maintenance under mortgage loan covenants as well as $1.1 million for planned facility renovation in accordance with loan agreement.

(4)	Includes annual capital expenditure requirements under operating leases.
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.5 times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change of control of the Company (as defined). The maximum contingent liability for these payments under these agreements is approximately $1.7 million. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by us or the employee. In addition, upon the occurrence of any triggering event, certain executives may elect to require that we purchase options granted to them for a purchase price equal to the difference in the fair market value of our common stock at the date of termination versus the stated option exercise price. Based on the closing price of our stock on September 30, 2006, the maximum contingent liability for the repurchase of the currently vested options is approximately $3.9 million. No amounts have been accrued for this contingent liability.
Results of Operations
The following tables present the unaudited interim statements of operations and related data for the three and six month periods ended September 30, 2006 and 2005:

(in thousands)	Three Months Ended September 30,
	2006	2005	Change	%
PATIENT REVENUES, net	$53,891	$51,423	$2,468	4.8
EXPENSES:
Operating	41,807	40,108	1,699	4.2
Lease	3,860	3,964	(104)	(2.6)
Professional liability	910	968	(58)	(6.0)
General and administrative	3,906	3,179	727	22.9
Stock-based compensation	92	—	92	N/A
Depreciation	907	886	21	2.4

Total expenses	51,482	49,105	2,377	4.8

OPERATING INCOME	2,409	2,318	91	3.9
OTHER INCOME (EXPENSE):
Foreign currency transaction gain	29	258	(229)	(88.8)
Interest income	146	132	14	10.6
Interest expense	(892)	(868)	(24)	2.8
Debt retirement costs	(194)	—	(194)	N/A

	(911)	(478)	(433)	90.6

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,498	1,840	(342)	(18.6)
BENEFIT FOR INCOME TAXES	(7,972)	(177)	(7,795)	4,404.0

NET INCOME FROM CONTINUING OPERATIONS	$9,470	$2,017	$7,453	369.5

(in thousands)	Nine Months Ended September 30,
	2006	2005	Change	%
PATIENT REVENUES, net	$160,973	$149,914	$11,059	7.4

EXPENSES:
Operating	123,105	115,860	7,245	6.3
Lease	11,513	11,925	(412)	(3.5)
Professional liability	(5,090)	(4,813)	(277)	5.8
General and administrative	11,103	9,887	1,216	12.3
Stock-based compensation	5,104	—	5,104	N/A
Depreciation	2,777	2,571	206	8.0

Total expenses	148,512	135,430	13,082	9.7

OPERATING INCOME	12,461	14,484	(2,023)	(14.0)

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	269	136	133	97.8
Other income	207	—	207	—
Interest income	494	401	93	23.2
Interest expense	(2,768)	(2,417)	(351)	14.5
Debt retirement costs	(194)	—	(194)	N/A

	(1,992)	(1,880)	(112)	6.0

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	10,469	12,604	(2,135)	(16.9)
BENEFIT FOR INCOME TAXES	(9,088)	(115)	(8,973)	7,802.6

NET INCOME FROM CONTINUING OPERATIONS	$19,557	$12,719	$6,838	53.8

Percentage of Net Revenues	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
PATIENT REVENUES, net	100.0%	100.0%	100.0%	100.0%

EXPENSES:
Operating	77.6%	78.0%	76.5%	77.3%
Lease	7.2%	7.7%	7.2%	8.0%
Professional liability	1.7%	1.9%	(3.2)%	(3.2)%
General and administrative	7.2%	6.2%	6.9%	6.6%
Stock-based compensation	0.1%	0.0%	3.2%	0.0%
Depreciation	1.7%	1.7%	1.7%	1.7%

Total expenses	95.5%	95.5%	92.3%	90.3%

OPERATING INCOME	4.5%	4.5%	7.7%	9.7%
OTHER INCOME (EXPENSE):
Foreign currency transaction gain	0.1%	0.5%	0.2%	0.1%
Other income	0.0%	0.0%	0.1%	0.0%
Interest income	0.3%	0.3%	0.3%	0.3%
Interest expense	(1.7)%	(1.7)%	(1.7)%	(1.6)%
Debt retirement costs	(0.4)%	—	(0.1)%	0.0%

	(1.7)%	(0.9)%	(1.2)%	(1.3)%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2.8%	3.6%	6.5%	8.4%
BENEFIT FOR INCOME TAXES	(14.8)%	(0.3)%	(5.6)%	(0.1)%

NET INCOME FROM CONTINUING OPERATIONS	17.6%	3.9%	12.1%	8.5%

Three Months Ended September 30, 2006 Compared With Three Months Ended September 30, 2005
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
Patient revenues. Patient revenues increased to $53.9 million in 2006 from $51.4 million in 2005, an increase of $2.5 million, or 4.8%. The increase is due to increased Medicaid rates in certain states, Medicare rate increases, increased Medicare utilization and an increase in census in 2006 as compared to 2005. The average rate of occupancy at our nursing centers increased to 77.9% in 2006 from 76.5% in 2005. As a percentage of total census, Medicare days increased to 13.0% in 2006 from 12.8% in 2005. Medicare revenues were 29.2% of revenue in 2006 and 29.4% in 2005, while Medicaid and similar programs were 57.6% in 2006 compared to 58.0% in 2005.
Our average rate per day for Medicare Part A patients increased to $320.26 in 2006 from $308.39 in 2005, an increase of 3.9%. We previously expected that our rate would decrease from the 2005 level due to the Medicare RUG refinements that were implemented effective January 1, 2006. The acuity levels of Medicare patients in our nursing centers were higher than expected, which resulted in a shift to higher-acuity RUG categories, with a resulting increase in the average Medicare rate per patient day.
Operating expense. Operating expense increased to $41.8 million in 2006 from $40.1 million in 2005, an increase of $1.7 million, or 4.2%. As a percentage of revenues, operating expense decreased to 77.6% in 2006 from 78.0% in 2005. The increase in operating expense is primarily attributable to cost increases related to wages and benefits, partially offset by a decrease in employee health insurance costs. The decrease in operating expense as a percent of revenue is primarily due to the effects of increases in Medicare and Medicaid rates and increased Medicare utilization as discussed above.
The largest component of operating expenses is wages, which increased to $25.2 million in 2006 from $23.4 million in 2005, an increase of $1.8 million, or 7.8%. This increase is primarily attributable to an increase in wages as a result of increased costs of nursing care associated with the higher Medicare census, competitive labor markets in most of the areas in which we operate, and regular merit and inflationary adjustments for employees. This increase was partially offset by a reduction in employee health insurance costs, which were $0.3 million lower in 2006 compared to 2005. Employee health insurance costs can vary significantly from period to period.
Lease expense. Lease expense decreased to $3.9 million in 2006 from $4.0 million in 2005. The decrease in rent expense is primarily due to reduced rent following the purchase of a leased facility in 2005. In addition, at the beginning of 2006, the extension of a lease covering four nursing centers provided for the elimination of certain contingent rent expense.
Professional liability. Professional liability expense decreased to $0.9 million in 2006, compared to $1.0 million in 2005, a decrease of $0.1 million. Our cash expenditures for professional liability costs were $1.0 million in each of the three month periods ended September 30, 2006 and 2005. During 2006, we reduced our total recorded liabilities for self-insured professional liability risks to $26.8 million, down from $27.0 million at June 30, 2006. Downward adjustments in the liability primarily resulting from the quarterly actuarial valuations were offset by the provision for current liability claims recorded during 2006, resulting in an expense of $0.9 million in the period. The downward adjustments during the period were primarily the result of the effects of settlements of certain claims for amounts less than had been reserved in prior periods and the resulting effect of these settlements on the assumptions inherent to the actuarial estimate. These self-insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated income statements in the period identified. Professional liability costs include cash and non-cash charges recorded based on current actuarial reviews. The actuarial reviews include estimates of known claims and an estimate of claims that may have occurred, but have not yet been reported to us.

General and administrative expense. General and administrative expense increased to $3.9 million in 2006 from $3.2 million in 2005, an increase of $0.7 million or 22.9%. The increase is primarily attributable to increased compensation costs and consulting costs related to compliance with the requirements of the Sarbanes-Oxley Act of 2002. Compensation costs were approximately $0.3 million higher in 2006 than in 2005. We will be required to comply with the internal control reporting requirements of the Sarbanes-Oxley Act of 2002 beginning with our annual report on Form 10-K for the year ended December 31 2006, and compliance costs resulted in an increase in general and administrative expense of approximately $0.3 million in 2006 compared to 2005, and will result in additional expense in future periods. As a percentage of total net revenues, general and administrative expense was approximately 7.2% in 2006 and 6.2% in 2005.
Stock-based compensation. During the third quarter of 2006, we recorded a charge of approximately $0.1 million related to stock option grants that were approved by shareholders at our annual meeting on June 1, 2006. Expense related to this grant is being recorded over the vesting period of the options. The options vest through December 2007.
Depreciation. Depreciation expense was approximately $0.9 million in both 2006 and 2005.
Foreign currency transaction gain. A foreign currency transaction gain of $29,000 was recorded in 2006, compared to $0.3 million in 2005. Foreign currency transaction gains and losses result from foreign currency translation of a note receivable from the sale of our Canadian operations in 2004.
Interest expense. Interest expense was approximately $0.9 million in 2006 and 2005. Interest expense increased as a result of the new debt issued in connection with the acquisition of a facility as well as the interest rate increases on our variable rate debt. These increases were partially offset by a reduction in interest as a result of payments of debt from proceeds of the sale of discontinued operations, principal payments made in connection with a refinancing transaction in August 2006, and other principal payments.
Debt retirement costs. Debt retirement costs of $0.2 million are related to unamortized deferred finance costs of refinanced loans that were written off following the refinancing transaction we completed in August 2006.
Income from continuing operations before income taxes; income from continuing operations per common share. As a result of the above, continuing operations reported income before income taxes of $1.5 million in 2006 compared to income before income taxes of $1.8 million in 2005. The benefit for income taxes was $8.0 million in 2006, compared to a benefit for income taxes of $0.2 million in 2005. Our effective tax rate differs materially from the statutory rate mainly due to changes in our valuation allowance for net deferred tax assets. We have provided a valuation allowance where the turnaround of existing temporary differences will more likely than not result in additional net operating loss carry forward credits, for existing net operating loss carry forward credits, and for existing temporary differences, the turnaround of which are not likely. In the current period we recorded a deferred tax benefit of approximately $8.0 million, eliminating substantially all of the remaining balance of the valuation allowance for deferred tax assets, based on our updated forecast of income available to support the turnaround of existing net operating loss carry forward credits. In future periods, we will continue to assess the need for and adequacy of the remaining valuation allowance. The basic and diluted income per common share from continuing operations were $1.62 and $1.39, respectively, in 2006, as compared to a basic and diluted income per common share from continuing operations of $0.34 and $0.31, respectively, in 2005.
Income from discontinued operations. As discussed in the overview at the start of Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have completed several divestitures, and have reclassified our consolidated financial statements to present these divestitures as discontinued operations for all periods presented. Operating loss of discontinued operations, net of taxes, was a loss of approximately $24,000 in 2006, compared to a loss from discontinued operations of $254,000 in 2005. Losses from the disposition of discontinued operations of $2,000, net of related taxes, were recorded in the third quarter of 2006, compared to a gain of $8,000 recorded in the third quarter of 2005.

Nine Months Ended September 30, 2006 Compared With Nine Months Ended September 30, 2005
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
Patient revenues. Patient revenues increased to $161.0 million in 2006 from $149.9 million in 2005, an increase of $11.1 million, or 7.4%. The increase in revenues is due to increased Medicaid rates in certain states, increased Medicare utilization, Medicare rate increases and an increase in census in 2006 as compared to 2005. The average rate of occupancy at our nursing centers increased to 77.7% in 2006 from 75.8% in 2005. As a percentage of total census, Medicare days increased to 13.9% in 2006 from 13.1% in 2005. Medicare revenues were 30.5% of revenue in 2006 and 30.1% in 2005, while Medicaid and similar programs were 56.2% in 2006 compared to 57.9% in 2005.
Our average rate per day for Medicare Part A patients increased to $321.37 in 2006 from $308.38 in 2005, an increase of 4.2%. We previously expected that our rate would decrease from the 2005 level due to the Medicare RUG refinements that were implemented effective January 1, 2006. The acuity levels of Medicare patients in our nursing centers were higher than expected, which resulted in a shift to higher-acuity RUG categories, with a resulting increase in the average Medicare rate per patient day.
Operating expense. Operating expense increased to $123.1 million in 2006 from $115.9 million in 2005, an increase of $7.2 million, or 6.3%. As a percentage of revenues, operating expense decreased to 76.5% in 2006 from 77.3% in 2005. The increase in operating expense is primarily attributable to cost increases related to wages and benefits, partially offset by a reduction in expense related to workers compensation insurance expense. The decrease in operating costs as a percentage of patient and resident revenues is primarily due to the effects of increases in Medicare and Medicaid rates and increased Medicare utilization, as discussed above.
The largest component of operating expenses is wages, which increased to $73.3 million in 2006 from $67.8 million in 2005, an increase of $5.5 million, or 8.1%. This increase is primarily attributable to an increase in wages as a result of increased costs of nursing care associated with the higher Medicare census, competitive labor markets in most of the areas in which we operate, and regular merit and inflationary raises for personnel.
Costs of workers compensation insurance were approximately $0.9 million lower in 2006 compared to 2005. We had better than expected claims experience in the policy year ended June 30, 2006, which was validated with an actuarial review.
Lease expense. Lease expense decreased to $11.5 million in 2006 from $11.9 million in 2005, a decrease of $0.4 million, or 3.5%. The decrease in rent expense is primarily due to reduced rent following the purchase of a leased facility in 2005. In addition, at the beginning of 2006, the extension of a lease covering four nursing centers provided for the elimination of certain contingent rent expense.
Professional liability. Professional liability expense was a net benefit of $5.1 million in 2006, compared to a net benefit of $4.8 million in 2005, an increase in net benefit of $0.3 million, or 5.8%. Our cash expenditures for professional liability costs were $2.2 million and $3.2 million for the nine month periods ended September 30, 2006 and 2005, respectively. During 2006, we reduced our total recorded liabilities for self-insured professional liability risks to $26.8 million, down from $34.5 million at December 31, 2005. Downward adjustments in the liability primarily resulting from the quarterly actuarial valuations were partially offset by the provision for current liability claims recorded during 2006, resulting in a net benefit of $5.1 million in the period. These reductions were primarily the result of the effects of settlements of certain claims for amounts less than had been reserved in prior periods and the resulting effect of these settlements on the assumptions inherent to the actuarial estimate. These self-insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Professional liability costs include cash and non-cash charges recorded based on current actuarial reviews. The actuarial reviews include estimates of known claims and an estimate of claims that may have occurred, but have not yet been reported to us.
General and administrative expense. General and administrative expense increased to $11.1 million in 2006 from $9.9 million in 2005, an increase of $1.2 million or 12.3%. The increase is primarily attributable to increased compensation costs, and consulting costs related to compliance with the requirements of the Sarbanes-Oxley Act of 2002. Compensation costs were approximately $0.6 million higher in 2006 than in 2005. We will be required to comply with the internal control reporting requirements of the Sarbanes-Oxley Act of 2002 beginning with our annual report on Form 10-K for the year ended December 31, 2006, and compliance costs have resulted in an increase in general and administrative expense of $0.2 million in 2006 compared to 2005, and will result in further increases in future periods. As a percentage of total net revenues, general and administrative expense was approximately 6.9% in 2006 and 6.6% in 2005.
Stock-based compensation. During 2006, we recorded a charge of approximately $5.1 million related to stock option grants that were approved by shareholders at our annual meeting on June 1, 2006. Expense related to this grant is being recorded over the vesting period of the options. The options vest through December 2007.
Depreciation. Depreciation expense was approximately $2.8 million in 2006 compared to $2.6 million in 2005, an increase of $0.2 million or 8.0%. The increase was primarily due to the purchase of a leased facility in 2005.
Foreign currency transaction gain. A foreign currency transaction gain of $0.3 million was recorded in 2006, compared to $0.1 million in 2005. Foreign currency transaction gains and losses result from foreign currency translation of a note receivable from the sale of our Canadian operations in 2004.
Interest expense. Interest expense increased to $2.8 million in 2006 from $2.4 million in 2005, an increase of $0.4 million or 14.5%. Interest expense increased as a result of new debt issued in connection with the acquisition of a facility as well as the interest rate increases on our variable rate debt. These increases were partially offset by reduction in interest as a result of payments of debt from proceeds of the sale of discontinued operations, principal payments made in connection with a refinancing transaction in August 2006, and other principal payments.
Debt retirement costs. Debt retirement costs of $0.2 million are related to unamortized deferred finance costs of refinanced loans that were written off following the refinancing transaction we completed in August 2006.
Income from continuing operations before income taxes; income from continuing operations per common share. As a result of the above, continuing operations reported income before income taxes of $10.5 million in 2006 compared to income before income taxes of $12.6 million in 2005. The benefit for income taxes was $9.1 million in 2006, compared to $0.1 million in 2005. Our effective tax rate differs materially from the statutory rate mainly due to changes in our valuation allowance for net deferred tax assets. We have provided a valuation allowance where the turnaround of existing temporary differences will more likely than not result in additional net operating loss carry forward credits, for existing net operating loss carry forward credits, and for existing temporary differences, the turnaround of which are not likely. In the current period we recorded a deferred tax benefit of approximately $9.1 million, eliminating substantially all of the remaining balance of the valuation allowance for deferred tax assets, based on our updated forecast of income available to support the turnaround of existing net operating loss carry forward credits. In future periods, we will continue to assess the need for and adequacy of the remaining valuation allowance. The basic and diluted income per common share from continuing operations were $3.35 and $2.94, respectively, in 2006, as compared to a basic and diluted income per common share from continuing operations of $2.18 and $1.95, respectively, in 2005.
Income from discontinued operations. As discussed in the overview at the start of Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have completed several divestitures, and have reclassified our consolidated financial statements to present these divestitures as discontinued operations for all periods presented. Operating income of discontinued operations, net of taxes, was approximately $0.1 million in

2006, compared to a loss from discontinued operations of $0.7 million in 2005. Losses from the disposition of discontinued operations of $0.1 million, net of related taxes, were recorded in 2006, compared to a gain of $0.4 million recorded in 2005.
Liquidity and Capital Resources
On October 20, 2006 we entered into a Restructuring Stock Issuance and Subscription Agreement (“Restructuring Agreement”) to restructure our Series B Redeemable Convertible Preferred Stock held by Omega Healthcare Investors (together with its subsidiaries, “Omega”), a publicly owned REIT, eliminating the option of Omega to convert the Preferred Stock into shares of Advocat common stock. Advocat and Omega also entered into a Third Amendment to Consolidated Amended and Restated Master Lease (“Lease Amendment”) to extend the term of our lease covering 29 nursing centers we currently lease from Sterling Acquisition Corp., a wholly-owned subsidiary of Omega. In addition, Omega agreed to provide up to $5 million to fund capital improvements made to certain nursing centers by June 30, 2008. Details of these transactions are described below.
Preferred Stock Restructuring-
Under the terms of the Restructuring Agreement, the Series B Redeemable Convertible Preferred Stock (“Series B Preferred Stock”) held by Omega was exchanged for a new Series C Preferred Stock that is not convertible. At the time of the Restructuring Agreement, the Series B Preferred Stock had a value of approximately $4.9 million, including accrued dividends, at an annual rate of 7% of the stated value, compounded quarterly, and was convertible into approximately 792,000 shares of common stock.
The Restructuring Agreement required us to issue to Omega 5,000 shares of Series C Preferred Stock in exchange for the 393,658 shares of Series B Preferred Stock held by Omega. The new Series C Preferred Stock has a stated value of approximately $4.9 million and carries an annual dividend rate of 7% of its stated value. The Series C Preferred Stock will accrue dividends quarterly. The Series C Preferred Stock is not convertible, but is redeemable at its stated value at Omega’s option after September 30, 2010, and is redeemable at its stated value at our option after September 30, 2007, subject to certain limitations. In connection with the termination of the conversion feature, we agreed to pay Omega an additional $687,000 annually under the Lease Amendment.
Subordinated Promissory Note-
In connection with the Restructuring Agreement, we also replaced a Subordinated Promissory Note which was convertible at our option with a new Subordinated Note, which is not convertible. The new Subordinated Note is in the principal amount of approximately $2.5 million, bears interest at 7% and matures on September 30, 2007. Except for eliminating the conversion feature, the terms of the new Subordinated Note are the same as the original Subordinated Promissory Note.
Master Lease Amendment-
Under the terms of the Lease Amendment, Advocat and Omega also agreed to amend and renew the master lease covering 29 nursing centers. The initial term of the lease was set to expire in September 2010, with a ten year renewal option. The amended master lease commences on October 1, 2006, and extends to September 30, 2018. The Lease Amendment also provides for a renewal option of an additional twelve years. Other than the change in rent associated with the restructuring of the preferred stock described above, there is no change in the base rental amounts as a result of the Lease Amendment. Consistent with prior terms, the lease provides for annual increases in lease payments equal to the lesser of two times the increase in the consumer price index or 3.0%. Under generally accepted accounting principles, we are required to record these scheduled rent increases on a straight line basis over the 12 year term of the renewal period. As a result of recording these increases, our annual rent expense will increase by approximately $2.7 million effective October 1, 2006, although this increase has no effect on cash rent payments at the start of the lease term. They will only result in additional cash outlay as the 3 percent annual increases take effect each year.
In addition, Omega agreed to provide up to $5 million to fund capital improvements made to certain nursing centers by June 30, 2008. The annual base rent related to these nursing centers will be increased to reflect the amount of capital improvements made to the facilities.
On August 7, 2006, we entered into an agreement with our commercial mortgage lender, Capmark Finance Inc. (“Capmark”), for a comprehensive refinancing of our long term debt. Under the terms of the new agreement, Capmark provided mortgage debt of approximately $22.5 million with a five year maturity and a term note of approximately $8.1 million with a four year maturity to refinance our remaining mortgage and bank term debt. The proceeds of these new loans were used to retire the existing debt and to fund a $1.1 million renovation of a nursing center that is part of the collateral for the mortgage loans. In connection with this loan, we made a payment of approximately $2.6 million to reduce outstanding debt. The new loans include various financial covenants, the most restrictive of which relate to cash flow, debt service coverage ratios, and liquidity. We are in compliance with these new covenants. We expensed existing deferred financing costs of $0.2 million related to the debt that was retired and recorded new deferred loan costs of $0.8 million as part of the refinancing transaction.
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
As of September 30, 2006, and for the nine month period then ended, we had no borrowings under our working capital line of credit. The maximum outstanding balance of the working capital line of credit is $2.3 million. There are certain limitations based on borrowing base restrictions. The working capital line of credit matures in January 2008 with interest at either LIBOR plus 2.5% or the bank’s prime rate plus 0.50% (up to a maximum of 9.5%).
We have numerous pending liability claims, disputes and legal actions for professional liability and other related issues. We have limited, and sometimes no, professional liability insurance with respect to many of these claims. As of September 30, 2006, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred but unreported claims of $26.8 million. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows. Future committed settlements total $1.2 million, and are payable over the next twelve months. Included in that future commitment is approximately $0.8 million that was settled after September 30, 2006 and is fully reserved in our professional liability claims accrual. Certain of these commitments have been evidenced by promissory notes which have been included with debt in the accompanying balance sheet. Settlements of currently pending claims will require additional cash expenditures.
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

Net cash provided by operating activities of continuing operations before changes in other assets and liabilities totaled $11.5 million and $8.1 million in the nine month periods ended September 30, 2006 and 2005, respectively. These amounts primarily represent the cash flows from net operations. The effects of working capital changes were to use cash of $4.1 million and $2.6 million, respectively, resulting in net cash provided by continuing operations of $7.4 million and $5.5 million in 2006 and 2005, respectively. Discontinued operations provided cash of $0.2 million and $0.6 million in the nine month periods ended September 30, 2006 and 2005, respectively.
Investing activities of continuing operations provided cash of $7.7 million in the nine months ended September 30, 2006, and used $7.9 million of cash in the nine month period ended September 30, 2005. These amounts primarily represent proceeds from the sale of discontinued operations, net of purchases of property, plant and equipment. We have used between $2.1 million and $3.4 million for capital expenditures of continuing operations in the three calendar years ending December 31, 2005. Such expenditures were primarily for facility improvements and equipment, which were financed principally through working capital. For the year ending December 31, 2006, we anticipate that capital expenditures for improvements and equipment for our existing facility operations will be higher as we complete facility renovations at certain owned facilities. Investing activities of discontinued operations used no cash in the nine months of 2006 and used $0.7 million in 2005.
Financing activities of continuing operations used cash of $14.4 million in the nine month period ended September 30, 2006, and provided cash of $2.2 million of cash in the nine month period ended September 30, 2005. In 2006, proceeds from the sale of discontinued operations were used to repay debt. The cash used in 2005 primarily represents funds used to retire debt. No interest costs or debt were allocated to discontinued operations in 2005 or 2006, and there are no cash flows associated with investing activities of discontinued operations for the periods.
Facility Renovations
The previously announced renovation projects on two facilities were completed during the third quarter, and a third was completed early in the fourth quarter, bringing the total number of completed projects to four. We expect to complete two additional projects in the first quarter of 2007, and management is currently reviewing plans to begin additional facility renovations with the second round of financing recently completed with Omega.
For the one facility where renovations were completed prior to the commencement of the third quarter, its third quarter occupancy improved from 59.8% in 2005 to 81.0% in 2006, and Medicare census as a percent of total increased from 10.4% to 17.1%. No assurance can be given that this facility will continue to show such occupancy or revenue mix improvement or that the other renovated facilities will experience similar improvements.
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
Accounts receivable attributable to patient services of continuing operations totaled $20.7 million at September 30, 2006, compared to $18.6 million at December 31, 2005, representing approximately 35 and 33 days in accounts receivable at each period end, respectively. In September 2006, payments for Medicare services for the last nine days of September were temporarily delayed, resulting in an increase to the accounts receivable of approximately $3.5 million. This delay was mandated by the Federal Deficit Reduction Act of 2005. These payments were received in October 2006. Without the effects of this delay in payment, accounts receivable would have been approximately $17.2 million at September 30, 2006, representing approximately 29 days in accounts receivable.
The allowance for bad debt was $2.3 million at September 30, 2006, compared to $1.7 million at December 31, 2005. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.

Stock Exchange
During the three months ended September 30, 2006, our common stock shares were approved for listing on the NASDAQ Capital Market and began trading there on September 12, 2006 under the symbol AVCA. Prior to our listing on the NASDAQ Capital Market our stock was quoted on the NASD’s OTC Bulletin Board under the symbol AVCA.
Inflation
We do not believe that our operations have been materially affected by inflation. We expect salary and wage increases for our skilled staff to continue to be higher than average salary and wage increases, as is common in the health care industry.
Recent Accounting Pronouncements
On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for that fiscal year. We do not expect the adoption of FIN48 to have a material impact on our financial position, results of operations or cash flows.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments,” (“SFAS No. 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued by us beginning January 1, 2007. We do not expect the adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.
In September 2006, the FASB issued SFAS No. 157; “Fair Value Measurements” (“SFAS No. 157”). This new standard provides guidance for using fair value to measure assets and liabilities and establishes a fair value hierarchy that prioritizes the information used to develop the measurements. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The provisions of Statement 157 are effective for us beginning January 1, 2007. Earlier application is permitted, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We do not expect the adoption of this new standard to have a material impact on our financial position.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of September 30, 2006, we had outstanding borrowings of approximately $33.5 million, including $2.9 million in fixed-rate borrowings and $30.6 million in variable-rate borrowings. In the event that interest rates were to change 1%, the impact on future cash flows would be approximately $0.3 million annually, representing the impact of increased or decreased interest expense on variable rate debt.
We have a note receivable denominated in Canadian dollars related to the sale of our Canadian operations. This note is currently recorded on our balance sheet at $5.6 million US based on the outstanding balance of the note and the exchange rate as of September 30, 2006. The carrying value of the note in our financial statements will be increased or decreased each period based on fluctuations in the exchange rate between US and Canadian currencies, and the effect of such changes will be included as income or loss in our statement of operations in the period of change. In the nine month period ended September 30, 2006, we reported a transaction gain of $0.3 million, compared to $0.1 million in the nine month period ended September 30, 2005, as a result of the effect of changes in the currency exchange rates on this note. A further change of 1% in the exchange rate between US and Canadian currencies would result in a corresponding increase or decrease to earnings of approximately $56,000.
ITEM 4. CONTROLS AND PROCEDURES
Advocat, with the participation of our principal executive and financial officers has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2006. Based on this evaluation, the principal executive and financial officers have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has been no change in our internal control over financial reporting that has occurred during our fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2006, we are engaged in 18 professional liability lawsuits. As of the date hereof, two of these lawsuits are currently scheduled for trial within the next year and additional lawsuits may be scheduled for trial during this period. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
On August 2, 2006, we entered into a settlement agreement with the attorney General of the State of Arkansas setting forth the terms by which we resolved all civil claims and investigations commenced by the State of Arkansas prior to the entry of the agreement. Under the terms of this agreement and earlier agreements entered in 2004 and 2005, we are obligated (i) to pay $467,000 in equal monthly installments of $16,667 beginning on September 1, 2004 and ending on December 1, 2006, and (ii) to pay by no later than September 1, 2007, no less than $600,000 to install sprinkler systems in nursing centers we select within the State of Arkansas. We have incurred expenditures of approximately $549,000 through September 30, 2006 toward the requirement to install sprinkler systems.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In connection with the Restructuring Agreement, on October 20, 2006 we issued to Omega 5,000 shares of Series C Preferred Stock in exchange for the 393,658 shares of Series B Preferred Stock held by Omega. The new Series C Preferred Stock has a stated value of approximately $4.9 million and carries an annual dividend rate of 7% of its stated value (similar to the terms of the Series B Preferred Stock). The Series C Preferred Stock will pay quarterly cash dividends. We believe the Series C Preferred Stock issued to Omega is exempt from registration pursuant to Section 4(2) and 3(a)(9) of the Securities Act of 1933, as amended (“Securities Act”). The Series C Preferred Stock is not convertible, but is redeemable at its stated value at Omega’s option after September 30, 2010, and is redeemable at its stated value at our option, subject to certain limitations.

The following is a summary of the differences between the Series B Preferred Stock and the new Series C Preferred Stock:
•	The initial stated value of the Series B Preferred Stock was $3.3 million, however we have not paid any dividends (other than the dividend for the quarter ended September 30, 2006). As a result, the redemption price of the Series B Preferred Stock was $4.9 million as of the date of the exchange. The stated value of the Series C preferred Stock is $4.9 million.

•	The Series B Preferred Stock accrued dividends at a rate of 7% per annum on its stated value. The Series C Preferred Stock accrues dividends at a rate of 7% per annum on its stated value.

•	The Series B Preferred Stock was convertible into shares of our common stock at a rate of 1.7949 shares of Common Stock per share of Series B Preferred Stock. As a result, the 393,658 outstanding shares of Series B Preferred Stock was convertible into 706,577 shares of common stock. In addition, the accrued but unpaid dividends were also convertible into common stock at the current market price. The Series C Preferred Stock is not convertible.

•	The Series B Preferred Stock was redeemable at its stated value plus all accrued and unpaid dividends at any time on or after September 30, 2007, at Omega’s election. The Series C Preferred Stock is redeemable at its stated value plus all accrued and unpaid dividends at Omega’s option at any time on or after September 30, 2010 and at our option upon 90 days notice, at any time after September 30, 2007, subject to certain restrictions as a result of Omega’s REIT status.
ITEM 6. EXHIBITS
The exhibits filed as part of this report on Form 10-Q are listed in the Exhibit Index immediately following the signature page.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVOCAT INC. November 8, 2006
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

Exhibit
Number	Description of Exhibits

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-76150 on Form S-1)

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 33-76150 on Form S-1)

3.3	Amendment to Certificate of Incorporation dated March 23, 1995 (incorporated by reference to Exhibit A of Exhibit 1 to the Company’s Form 8-A filed March 30, 1995)

3.4	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.4 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001)

3.5	Certificate of Designation of Registrant.

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company’s Registration Statement No. 33-76150 on Form S-1)

4.2	Amended and Restated Rights Agreement dated as of December 7, 1998 (incorporated by reference to Exhibit 1 to Form 8-A/A filed December 7, 1998)

10.1	Loan Agreement dated as of the 7th day of August, 2006, by and between certain subsidiaries of the Registrant and Capmark Finance Inc., formerly known as GMAC Commercial Mortgage Corporation

10.2	Promissory Note dated August 7, 2006 in the amount of $22,500,000 issued by certain subsidiaries of the Registrant to Capmark Finance Inc.

10.3	Promissory Note dated August 7, 2006 in the amount of $8,125,000 issued by certain subsidiaries of the Registrant to Capmark Finance Inc.

10.4	Payment and Performance Guaranty Agreement effective as of the 7th day of August, 2006, by Advocat Inc., for the benefit of Capmark Finance Inc., formerly known as GMAC Commercial Mortgage Corporation

10.5	Replacement Intercreditor Agreement dated as of August 4, 2006 by and between AmSouth Bank, the Registrant, and Capmark Finance Inc.

10.6	Restructuring Stock Issuance and Subscription Agreement dated as of October 20, 2006 between Advocat Inc. and Omega Healthcare Investors, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed October 24, 2006).

10.7	Third Amendment to Consolidated Amended and Restated Master Lease executed as of October 20, 2006, to be effective as of October 1, 2006 by and between Sterling Acquisition Corp. and Diversicare Leasing Corporation (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed October 24, 2006).

10.8	Subordinated Promissory Note in the amount of $2,533,614.53 issued to Omega HealthCare Investors Inc. dated as of October 1, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed October 24, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).