Form 10-K
period 2006-12-31
ADVOCAT INC
filed 2007-03-14
CIK 919956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from                      to                     .
Commission file number 1-12996
ADVOCAT INC.
(Exact name of registrant as specified in its charter)

Delaware	62-1559667

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1621 Galleria Boulevard, Brentwood, TN	37027

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (615) 771-7575
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered

Common Stock, $0.01 par value per share	The NASDAQ Stock Market, LLC
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
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑.
The aggregate market value of Common Stock held by non-affiliates on June 30, 2006 (based on the closing price of such shares on the NASD OTC Market) was $87,784,344. For purposes of the foregoing calculation only, all directors, named executive officers and persons known to the Registrant to be holders of 5% or more of the Registrant’s Common Stock have been deemed affiliates of the Registrant.
On March 2, 2007, 5,871,287 shares of the registrant’s $0.01 par value Common Stock were outstanding.
Documents Incorporated by Reference:
The following documents are incorporated by reference into Part I, Item 5 and Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K: The Registrant’s definitive proxy materials for its 2007 annual meeting of shareholders.

PART I
ITEM 1. BUSINESS
Introductory Summary.
Advocat Inc. provides long-term care services to nursing home patients in eight states, primarily in the Southeast. Unless the context indicates otherwise, references herein to “Advocat,” “the Company,” “we,” “us” and “our” include Advocat Inc. and all of our subsidiaries.
The long-term care profession encompasses a broad range of non-institutional and institutional services. For those among the elderly requiring temporary or limited special services, a variety of home care options exist. As needs for assistance in activities of daily living develop, assisted living facilities become the most viable and cost effective option. For those among the elderly requiring much more intensive care, skilled nursing facility care becomes the only viable option. We have chosen to focus primarily on our skilled nursing centers and to specialize in this aspect of the long term care continuum.
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
Nursing Centers and Services.
Advocat provides a broad range of long-term care services to the elderly including skilled nursing, ancillary health care services and assisted living. In addition to the nursing and social services usually provided in long-term care centers, we offer a variety of rehabilitative, nutritional, respiratory, and other specialized ancillary services. As of December 31, 2006, our continuing operations include 43 nursing centers containing 4,505 licensed nursing beds and 66 assisted living units.
Our nursing centers range in size from 48 to 180 licensed nursing beds. The following table summarizes certain information with respect to the nursing centers we own or lease as of December 31, 2006:

	Number of	Licensed Nursing	Available Nursing	Assisted
	Centers	Beds (1)	Beds (1)	Living Units
Operating Locations:
Alabama	6	711	699	52
Arkansas	13	1,411	1,241	12
Florida	5	502	460	0
Kentucky	6	474	470	2
Ohio	1	151	122	0
Tennessee	5	617	586	0
Texas	5	489	442	0
West Virginia	2	150	150	0

	43	4,505	4,170	66

	Number of	Licensed Nursing	Available Nursing	Assisted Living
	Centers	Beds (1)	Beds (1)	Units
Classification:
Owned	9	942	870	17
Leased	34	3,563	3,300	49

Total	43	4,505	4,170	66

(1)	The number of “Licensed beds” is based on the licensed capacity of the facility. The Company reports its occupancy based on licensed beds. The number of “Available Beds” represents “licensed beds” less beds removed from service. “Available beds” is subject to change based upon the needs of the facilities, including configuration of patient rooms and offices, status of beds (private, semi-private, ward, etc.) and renovations.
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
Lighthouse Unit. Thirteen of our nursing centers have Lighthouse Units, our designation for advanced care for dementia related disorders, including Alzheimer’s disease. The goal of the units is to provide a safe, homelike and supportive environment for cognitively impaired patients, utilizing an interdisciplinary team approach. Family and community involvement compliment structured programming in the secure environment instrumental in fostering as much resident independence as possible despite diminished capacity.
Assisted Living Units. Four of our nursing centers have units designated for assisted living patients, ranging in size from 2 to 35 units. These units may be a subset of the facility or a separate freestanding building on the nursing center campus. Services and accommodations include central dining facilities, recreational areas, social programs, housekeeping, laundry and maintenance service, emergency call systems, special features for handicapped persons and transportation to shopping and special events. Generally, basic care and support services can be offered more economically in an assisted living facility than either in a nursing home or through home health care assistance.

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
Key elements of our growth strategy are to:
Increase revenues and profitability at existing facilities. Our strategy includes increasing center revenues and profitability levels through increasing occupancy levels, improving quality payor mix, maximizing reimbursement rates and containing costs. In addition to our facility renovation program, ongoing initiatives to promote higher occupancy levels and improved payor and case mixes at our nursing centers include programs to improve customer service, new contracts for insurance and other services, and units for specialized care services developed at certain centers.
Improve physical plants. Our nursing centers have an average age of approximately 30 years as of December 31, 2006. After a strategic review, Management determined that renovating certain facilities offered the opportunity to improve occupancy, quality of care and profitability. Management developed a plan to identify those facilities with the greatest potential for benefit, and began the renovation program during 2005. We have completed major renovations at four facilities and have renovations in progress at two facilities as of December 31, 2006. We expect to substantially complete two additional renovations in the first quarter of 2007, and plan to complete up to four more renovations in the third and fourth quarters of 2007. Major renovations result in significant cosmetic upgrades, including new flooring, wall coverings, lighting, ceilings and furniture throughout the facility. Renovations also usually include certain external work to improve curb appeal, such as concrete work, landscaping, roof, and signage enhancements.
Development of additional specialty services. Our strategy includes the development of additional specialty units and programming in facilities that could benefit from these services. The specialty programming will vary depending on the needs of the specific marketplace, and may include Life Steps and Lighthouse Units and other specialty programming. These services allow our facilities to improve census and payor mix. A center specific assessment of the market is conducted related to specialty programming to determine if unmet needs exist as a predictor of the success of particular niche offerings.
Acquisition, leasing and development of new homes. We continue to pursue and investigate opportunities to acquire, lease or develop new facilities, focusing primarily on opportunities within our existing areas of operation. We have entered into an option agreement to purchase certain assets of a skilled nursing facility in West Virginia. We have made an application to state regulatory authorities to allow us to operate the facility, and if successful, we intend to arrange financing and construct a new 90 bed replacement facility. The review of state regulators is expected to take from three to twelve months, and construction of the new facility is expected to take from eight to fourteen months.
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
In addition to soliciting admissions from these sources, we emphasize involvement in community affairs in order to promote a public awareness of our nursing centers and services. We have ongoing family councils and community based “family night” functions where organizations come to the facility to educate the public on various topics such as Medicare benefits, powers of attorney, and other matters of interest. We also promote effective customer relations and seek feedback through family surveys. We typically host “open house” events once we complete a major renovation of a facility where people in the community are invited to visit and see the improvements. In addition, we have regional marketing coordinators to support the overall marketing program in each local facility, in order to promote higher occupancy levels and improved payor and case mixes at our nursing centers.
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
Divestitures.
We have undertaken several divestitures through sale of assets and lease terminations. The divested operations have generally been poor performing properties. In May 2006, we completed the sale of certain assets of eleven assisted facilities located in North Carolina for a sales price of $11.0 million. Proceeds from this transaction were used to pay transaction costs and repay debt. We closed one remaining North Carolina assisted living facility in April 2006, and are continuing our efforts to sell this facility and land.
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
     Limited supply of centers. As the nation’s elderly population continues to grow, life expectancy continues to expand, and there continue to be limitations on granting Certificates of Need (“CON’s”) for new skilled nursing centers, so we believe that there will be continued demand for skilled nursing beds in the markets in which we operate. The majority of states have adopted CON, or similar statutes, requiring that prior to adding new skilled beds or any new services, or making certain capital expenditures, a state agency must determine that a need exists for the new beds or proposed activities. We believe that this CON process tends to restrict the supply and availability of licensed skilled nursing center beds. High construction costs, limitations on state and federal government reimbursement for the full costs of construction, and start-up expenses also act to restrict growth in the supply for such centers. At the same time, skilled nursing center operators are continuing to focus on improving occupancy and expanding services to include high acuity subacute patients, who require significantly higher levels of skilled nursing personnel and care.
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
The following table sets forth net patient and resident revenues related to our continuing operations by payor source for the years presented:

	Year Ended December 31,
	(Dollars in thousands)
	2006		2005		2004
Medicaid	$122,324	56.5%	$118,117	58.0%	$113,553	59.4%
Medicare	66,186	30.5	61,057	30.0	56,018	29.3
Private Pay	28,253	13.0	24,484	12.0	21,653	11.3

Total	$216,763	100.0%	$203,658	100.0%	$191,224	100.0%

The following table sets forth average daily census by payor source for our continuing operations for the years presented:

	Year Ended December 31,
	2006		2005		2004
Medicaid	2,508	70.5%	2,493	71.5%	2,524	72.6%
Medicare	491	13.8	455	13.0	440	12.7
Private Pay	558	15.7	537	15.5	511	14.7

Total	3,557	100.0%	3,485	100.0%	3,475	100.0%

Consistent with the nursing home industry in general, changes in the mix of a facility’s patient population among Medicaid, Medicare, and private pay can significantly affect the profitability of the facility’s operations.
Reimbursement.
A significant portion of our revenues is derived from government-sponsored health insurance programs. Our nursing centers derive revenues under Medicaid, Medicare and private pay sources. We employ specialists in reimbursement at the corporate level to monitor regulatory developments, to comply with reporting requirements, and to ensure that proper payments are made to our operated nursing centers. It is generally recognized that all government-funded programs have been and will continue to be under cost containment pressures, but the extent to which these pressures will affect our future reimbursement is unknown.
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
In 2005, the Centers for Medicare and Medicaid Services (“CMS”) issued the final rule for the refinement of the Resource Utilization Group (“RUG”) system and provided for the elimination of the reimbursement add-ons for high acuity patients. In addition, Congress implemented a market basket adjustment of approximately 3.1% designed to increase reimbursement for the effects of inflation. The actual amount of the market basket adjustments is adjusted based on various factors. The market basket adjustment that became effective October 1, 2006 resulted in an average increase of approximately 2.1% for our facilities as a group, and increased our revenue by approximately $0.1 million per month.
Certain per person annual Medicare Part B reimbursement limits on therapy services became effective January 1, 2006. Subject to certain exceptions, the limits impose a $1,740 per patient annual ceiling on physical and speech therapy services, and a separate $1,740 per patient annual ceiling on occupational therapy services. CMS established an exception process to permit therapy services in certain situations, and the majority of services provided by us are reimbursed under the exceptions. On December 9, 2006, Congress passed the Tax Relief and Health Care Act of 2006 (TRHCA), which includes an extension of the existing exceptions process through December 31, 2007. If the exception process is discontinued after 2007, it is expected that the reimbursement limitations will reduce therapy revenues, and negatively impact our operating results and cash flows.
The Federal Deficit Reduction Act of 2005 mandates reducing by 30% the amount that Medicare reimburses nursing centers and other non-hospital providers for bad debts arising from uncollectible Medicare coinsurance and deductibles for those individuals that are not dually eligible for Medicare and Medicaid. The reduction is to be phased in over a three year period with 10% during fiscal 2006, 20% during fiscal 2007 and 30% thereafter. This provision is not expected to have a material impact on the Company.
The TRHCA passed by Congress on December 9, 2006 reduces the maximum federal matching under Medicare provider assessments to 5.5% of aggregate Medicaid outlays. This reduction in funding will become effective for fiscal years beginning after January 1, 2008. The Congressional action eliminated a regulatory effort proposed by the President’s proposed fiscal year 2007 federal budget to reduce the allowable federal matching share from 6% to 3%. The new law is expected to have an adverse effect in those states where the tax percentage exceeds 5.5%. The budget proposed by President Bush for the government’s 2007 fiscal year includes a number of proposed reductions to Medicare reimbursement for nursing homes and also appears to eliminate certain Federal matching programs that benefit many of the state Medicaid programs, including several of the states in which the Company operates. In the event the Federal government reduces the amount of state funding eligible for the Federal matching program, there will be pressure on the states to reduce current reimbursement levels. If the states reduce the Medicaid reimbursement in response to any Federal action, it is expected that the reduction in revenues would have a material effect on the Company’s operating results. The Company is unable to quantify the impact that these possible reimbursement cuts would have on it.
Reduction in health care spending has become a national priority in the United States, and the field of health care regulation and reimbursement is a rapidly evolving one. For the fiscal year ended December 31, 2006, we derived 30.5% and 56.5% of our total patient and resident revenues related to continuing operations from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on our profitability. We are unable to predict which reform proposals or reimbursement limitations will be adopted in the future, or the effect such changes would have on our operations.

We will attempt to increase revenues from non-governmental sources to the extent capital is available to do so, if at all. However, private payors, including managed care payors, are increasingly demanding that providers accept discounted fees or assume all or a portion of the financial risk for the delivery of health care services. Such measures may include capitated payments, which can result in significant losses to health care providers if patients require expensive treatment not adequately covered by the capitated rate.
Employees.
As of February 1, 2007, we employed a total of approximately 4,716 individuals in connection with our continuing operations. We believe that our employee relations are good. Approximately 151 of our employees are represented by a labor union.
Although we believe we are able to employ sufficient nurses and therapists to provide our services, a shortage of health care professional personnel in any of the geographic areas in which we operate could affect our ability to recruit and retain qualified employees and could increase our operating costs. We compete with other health care providers for both professional and non-professional employees and with non-health care providers for non-professional employees. This competition contributed to a significant increase in the salaries that we had to pay to hire and retain these employees.
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
Medicare and Medicaid. Medicare is a federally-funded and administered health insurance program for the aged and for certain chronically disabled individuals. Part A of the Medicare program covers inpatient hospital services and certain services furnished by other institutional providers such as skilled nursing facilities. Part B covers the services of doctors, suppliers of medical items, various types of outpatient services, and certain ancillary services of the type provided by long term and acute care facilities. Medicare payments under Part A and Part B are subject to certain caps and limitations, as provided in Medicare regulations. Medicare benefits are not available for intermediate and custodial levels of nursing home care, or for assisted living facility arrangements.
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
The HIPAA transaction standards are intended to simplify the electronic claims process and other healthcare transactions by encouraging electronic transmission rather than paper submission. These regulations provide for uniform standards for data reporting, formatting and coding that we must use in certain transactions with health plans. The HIPAA security regulations establish detailed requirements for safeguarding protected health information that is electronically transmitted or electronically stored. Some of the security regulations are technical in nature, while others are addressed through policies and procedures. We implemented or upgraded computer and information systems as we believed necessary to comply with the new regulations.

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
Available Information.
We file reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. Copies of our reports filed with the SEC may be obtained by the public at the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. We file such reports with the SEC electronically, and the SEC maintains an Internet site at www.sec.gov that contains our reports, proxy and information statements, and other information filed electronically. We also make available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other materials filed with the SEC as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our website address is www.irinfo.com/AVC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.
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
The provision of health care services entails an inherent risk of liability. Participants in the health care industry are subject to an increasing number of lawsuits alleging malpractice, product liability, or related legal theories, many of which involve large claims and significant defense costs. The entire long-term care profession in the United States has experienced a dramatic increase in claims related to alleged negligence in providing care to its patients and we are no exception in this regard. We have numerous pending liability claims, disputes and legal actions for professional liability and other related issues. We expect to continue to be subject to such suits as a result of the nature of our business. See “Item 3. Legal Proceedings.” for further descriptions of pending claims, and see “Item 7. Management’s Discussion and Analysis of Financial Condition – Accounting Policies and Judgments – Professional Liability and Other Self-Insurance Reserves.” for discussion of our reserve for self-insured claims and of our ability to meet our anticipated cash needs.
Due to our past claims experience and increasing cost of claims throughout the long-term care industry, the premiums we pay for professional liability and other liability insurance to cover future periods exceeds the coverage purchased so that it costs more than $1 to purchase $1 of insurance coverage. For this reason, effective March 9, 2001, we have purchased professional liability insurance coverage for our facilities that, based on historical claims experience, is likely to be substantially less than the claims we expect to incur. We have exhausted all of our insurance coverage for claims asserted prior to March 7, 2007. For claims made during the period from March 10, 2007 through March 9, 2008, the Company maintains insurance with coverage limits of $100,000 per medical incident and total aggregate policy coverage limits of $500,000. As a result, we are effectively self-insured and expect to remain so for the foreseeable future.
We have significant deferred tax assets which we may not be able to realize.
We have net deferred tax assets of $23.6 million included in our balance sheet as of December 31, 2006. Our ability to realize these deferred tax assets depends on our future taxable income. We reported taxable income for 2004 and 2005. The sale of certain assets during 2006 will result in a taxable loss when our tax returns are filed. We expect future operations will continue to result in taxable income that will allow these deferred tax assets to be realized. During 2006 we reversed $14.6 million in valuation allowances on our deferred tax assets in anticipation that we will realize a larger portion of these assets based on our achieved earnings trend and outlook. However, no assurance can be given that we will be able to generate taxable income in future periods or realize these deferred tax assets.
We have had substantial downward adjustments to our accrual for professional liability claims which has caused significant increases in our net earnings.
In the years ended December 31, 2006, 2005 and 2004, we recorded downward adjustments in our accrual for self-insured risks associated with professional liability claims. While these adjustments to the accrual resulted in reported income, they did not generate cash because the accrual is not funded. These self-insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Any increase in the accrual decreases income in the period, and any reduction in the accrual increases income during the period. Our actual liabilities may vary significantly from the accrual, and the amount of the accrual has and may continue to fluctuate by a material amount in any given quarter. Each change in the amount of this accrual will directly affect our reported earnings and financial position for the period in which the change in accrual is made. No assurance can be given that the accrual will decline during 2007, and it may increase during this period.

A substantial portion of our outstanding indebtedness is subject to floating rates of interest which could be subject to fluctuations based on changing interest rates.
We have $31.5 million of indebtedness at December 31, 2006, with $7.2 million classified as a current liability at December 31, 2006 based on payment terms. Approximately 92% of our indebtedness consists of floating rate debt, which is at variable rates of interest and exposes us to interest rate risk. Interest rate risk is the risk of loss arising from adverse changes in interest rates associated with variable rate borrowings. If interest rates increase, there is potential that our debt service obligations would increase even though the amount borrowed would decrease or remain the same. In addition, certain of our debt agreements contain various financial covenants, the most restrictive of which relate to cash flow, net income (loss), liquidity and limits on the payment of dividends to shareholders. As of December 31, 2006, we were in compliance with these financial covenants. Our failure to comply with those covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of some or all of our debts. Such non-compliance could result in a material adverse impact to our financial position, results of operations and cash flows. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Financial Resources.”
We are highly dependent on reimbursement by third-party payors.
Substantially all of our nursing center revenues are directly or indirectly dependent upon reimbursement from third-party payors, including the Medicare and Medicaid programs, and private insurers. For the year ended December 31, 2006, our patient revenues from continuing operations derived from Medicaid, Medicare and private pay (including private insurers) sources were approximately 56.5%, 30.5%, and 13.0%, respectively. Changes in the mix of our patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may affect our net revenues and profitability. Our net revenues and profitability are also affected by the continuing efforts of all payors to contain or reduce the costs of health care. Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue.
The federal Government makes frequent changes to the reimbursement provided under the Medicare program. These changes could reduce significantly the reimbursement we receive. Also, a number of state governments, including several of the states in which we operate, have announced projected budget shortfalls and/or deficit spending situations. In addition, the President’s proposed budget calls for a significant reduction in the amount of Federal funds provided to the state Medicaid systems. Possible actions by these states include reductions of Medicaid reimbursement to providers such as us or the failure to increase Medicaid reimbursements to cover increased operating costs.
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
Long-term care facilities are also subject to periodic inspection to assure continued compliance with various standards and licensing requirements under state law, as well as with Medicare and Medicaid conditions of participation. The failure to obtain or renew any required regulatory approvals or licenses could adversely affect our growth and could prevent us from offering our existing or additional services. In addition, health care is an area of extensive and frequent regulatory change. Changes in the laws or new interpretations of existing laws can have a significant effect on methods and costs of doing business and amounts of payments received from governmental and other payors. Our operations could be adversely affected by, among other things, regulatory developments such as mandatory increases in the scope and quality of care to be afforded patients and revisions in licensing and certification standards. We attempt at all times to comply with all applicable laws; however, there can be no assurance that new legislation or administrative or judicial interpretation of existing laws or regulations will not have a material adverse effect on our operations or financial condition. Changes in these laws and regulations, such as reimbursement policies of Medicare and Medicaid programs as a result of budget cuts by federal and state governments or other legislative and regulatory actions, have had a material adverse effect on the profession and our consolidated financial position, results of operations, and cash flows. Future federal budget legislation, federal or state regulatory actions seeking to impose fines and penalties, and federal and state regulatory changes may negatively impact us. See “Item 1. Business – Government Regulation.” See also “Item 3, Legal Proceedings.”
The health care industry has been the subject of increased regulatory scrutiny recently.
The Office of Inspector General (“OIG”), the enforcement arm of the Medicare program, formulates a formal work plan each year for nursing homes. The OIG’s most recent work plan indicates that access to care, quality of care, survey deficiencies, compliance with minimum data set reporting, resident assessment and care planning, and the medical necessity of services billed will be an investigative focus in 2007. We cannot predict the likelihood, scope or outcome of any such investigations on our facilities.
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
We have adopted a Shareholder Rights Plan (the “Plan”). In March 2005, the Board of Directors amended the Plan to extend the expiration date of the Plan to March 20, 2010 and change the exercise price of the rights under the Plan to $15. The Plan is intended to encourage potential acquirers to negotiate with our Board of Directors and to discourage coercive, discriminatory and unfair proposals. Our Certificate of Incorporation (the “Certificate”) provides for the classification of our Board of Directors into three classes, with each class of directors serving staggered terms of three years. Our Certificate requires the approval of two-thirds of the outstanding shares to amend certain provisions of the Certificate. Section 203 of the Delaware General Corporate Law restricts the ability of a Delaware corporation to engage in any business combination with an interested shareholder. We are also authorized to issue up to 795,000 shares of preferred stock, the rights of which may be fixed by the Board of Directors without shareholder approval. Provisions in certain of our executive officers’ employment agreements provide for post-termination compensation, including payment of amounts up to 2.5 times their annual salary, following certain changes in control. Our stock incentive plans provide for the acceleration of the vesting of options in the event of certain changes in control (as defined in such plans). Certain changes in control also constitute an event of default under our bank credit facility. The foregoing matters may, together or separately, have the effect of discouraging or making more difficult an acquisition or change of control of us.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We own 9 and lease 34 long-term care facilities. A description of our lease agreements follows.
Description of Lease Agreements.
Our current operations include 34 nursing centers subject to operating leases, including 33 owned or financed by Omega Healthcare Investors, Inc. (“Omega”) and one owned by another party. In our role as lessee, we are responsible for the day-to-day operations of all operated centers. These responsibilities include recruiting, hiring, and training all nursing and other personnel, and providing resident care, nutrition services, marketing, quality improvement, accounting, and data processing services for each facility. The lease agreements pertaining to our 34 leased facilities are “triple net” leases, requiring us to maintain the premises, pay taxes and pay for all utilities. The leases typically provide for an initial term of 4 to 10 years with renewal options up to 12 years. The average remaining term of our lease agreements, including renewal options, is approximately 21 years.
Omega Master Lease. We lease 29 nursing centers from Omega pursuant to one lease agreement dated October 1, 2000 (the “Omega Master Lease”). All of the accounts receivable, equipment, inventory and other assets of the facilities leased have been pledged as security under the Omega Master Lease. The initial term of the Omega Master Lease was ten years, expiring September 30, 2010.

On October 20, 2006 we entered into a Third Amendment to Consolidated Amended and Restated Master Lease (“Lease Amendment”) with Omega to extend the term of the Omega Master Lease. The amended master lease commenced on October 1, 2006, and extends to September 30, 2018. The Lease Amendment also provides for a renewal option of an additional twelve years, assuming no defaults. Consistent with prior terms, the lease provides for annual increases in lease payments equal to the lesser of two times the increase in the consumer price index or 3.0%.
Lease payments were $12.9 million for the year ended December 31, 2006. The Omega Master Lease requires us to fund annual capital expenditures equal to $325 per licensed bed, subject to adjustment for increases in the Consumer Price Index (annual required capital expenditures of $0.7 million in 2007). Upon expiration of, or in the event of a default under the Omega Master Lease, we are required to transfer all of the leasehold improvements, equipment, furniture and fixtures of the leased facilities to Omega.
The 2006 Lease Amendment together with an earlier amendment in 2005 provide for additional financing of up to $10 million to be used to fund renovations to several nursing centers leased from Omega. The renovations will be completed before June 30, 2008. The annual base rent related to these facilities will be increased to reflect the amount of capital improvements made to the respective facilities. The amendments also included provisions to amend certain professional liability insurance requirements in order to cure certain defaults under the Omega Master Lease.
The Omega Master Lease prohibits us from operating any additional facilities within a certain radius of each leased facility. We are generally required to maintain comprehensive insurance covering the facilities we lease as well as personal and real property damage insurance and professional liability insurance. The failure to pay rentals within a specified period or to comply with the required operating and financial covenants, including insurance coverage, generally constitutes a default, which default, if uncured, permits Omega to terminate the lease and assume the property and the contents within the facilities.
Florida Leases. Effective April 1, 2003, we entered into leases for four nursing centers in Florida that had previously been managed by us under management contracts. Accordingly, the results of operations of these facilities are included in our results of operations beginning April 1, 2003. Omega holds mortgages on these properties and we make the lease payments directly to Omega. In December 2005, we extended the term of the leases through February 2010. Lease payments will be $1.6 million during 2007, with increases equal to the lesser of two times the consumer price index or 3.0% in subsequent years. We are also required to fund annual capital expenditures equal to $350 per licensed bed over the initial lease term, subject to adjustment for increases in the Consumer Price Index.
Other Leases. We lease approximately 25,000 square feet of office space in Brentwood, Tennessee, that houses our executive offices, centralized management support functions, and the ancillary services supply operations. In addition, we lease our regional office with approximately 4,000 square feet of office space in Ashland, Kentucky. Lease periods on these facilities generally range up to seven years. Regional executives for Alabama, Arkansas, Florida, Tennessee and Texas work from offices of up to 1,500 square feet each. We believe that our leased properties are adequate for our present needs and that suitable additional or replacement space will be available as required.
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
As of December 31, 2006, we are engaged in 18 professional liability lawsuits. Three of these matters are currently scheduled for trial within the next year. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the fourth quarter (October 1, 2006 through December 31, 2006) of the fiscal year covered by this Annual Report on Form 10-K.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock was listed on the New York Stock Exchange under the symbol “AVC” through November 9, 1999. From that time through September 11, 2006, our Common Stock was traded on NASD’s OTC Bulletin Board under the symbol “AVCA.” During the third quarter of 2006, our common stock shares were approved for listing on the NASDAQ Capital Market and began trading there on September 12, 2006 under the symbol “AVCA.” The following table sets forth the high and low bid prices of the common stock for each quarter in 2005 and 2006:

Period		High	Low
2005 - 1st	Quarter	5.50	4.20
2005 - 2nd	Quarter	5.09	3.40
2005 - 3rd	Quarter	4.90	3.80
2005 - 4th	Quarter	5.77	3.76

2006 - 1st	Quarter	9.40	5.25
2006 - 2nd	Quarter	17.80	8.85
2006 - 3rd	Quarter	20.49	13.50
2006 - 4th	Quarter	21.03	15.23
Our Common Stock has been traded since May 10, 1994. On March 2, 2007, the closing price for our Common Stock was $12.20, as reported by NASDAQ.com.
On March 2, 2007, there were approximately 286 holders of record of the Common Stock. Most of our shareholders have their holdings in the street name of their broker/dealer.
We have not paid cash dividends on our Common Stock and anticipate that, for the foreseeable future, any earnings will be retained for use in our business and no cash dividends will be paid. We are currently prohibited from issuing dividends under certain of our debt instruments.
We made no purchases of our stock during the fourth quarter of the year ended December 31, 2006.
ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The selected financial data of Advocat presented in the following table have been derived from our financial statements, and should be read in conjunction with the annual financial statements and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations. This selected financial data for all periods shown have been reclassified to present the effects of certain divestitures as discontinued operations.

	Year Ended December 31,
	2006	2005	2004	2003	2002
Statement of Operations Data	(in thousands, except per share amounts)
REVENUES:
Patient revenues, net	$216,763	$203,658	$191,224	$172,226	$150,232

EXPENSES:
Operating	165,300	155,512	147,842	135,479	114,827
Lease	16,082	15,836	15,283	14,883	13,684
Professional liability	(4,840)	(3,962)	(1,834)	15,154	15,054
General and administrative	15,975	13,311	11,692	10,628	10,705
Stock based compensation	5,184	—	—	—	—
Depreciation	3,650	3,493	3,228	3,170	3,077
Asset impairment and other charges	—	—	219	177	970

	201,351	184,190	176,430	179,491	158,317

OPERATING INCOME (LOSS)	15,412	19,468	14,794	(7,265)	(8,085)

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	21	161	784	—	—
Other income	207	—	—	—	—
Interest income	679	534	286	102	17
Interest expense	(3,707)	(3,382)	(3,069)	(3,091)	(3,717)
Debt retirement costs	(194)	—	—	—	—

	(2,994)	(2,687)	(1,999)	(2,989)	(3,700)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	12,418	16,781	12,795	(10,254)	(11,785)
PROVISION (BENEFIT) FOR INCOME TAXES	(9,496)	(13,820)	266	—	(387)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	21,914	30,601	12,529	(10,254)	(11,398)
DISCONTINUED OPERATIONS, net of taxes	30	(5,299)	(9,748)	(967)	(1,605)

NET INCOME (LOSS)	$21,944	$25,302	$2,781	$(11,221)	$(13,003)

INCOME (LOSS) PER COMMON SHARE:
Basic-
Continuing operations	$3.73	$5.29	$2.16	$(1.92)	$(2.12)
Discontinued operations	0.01	(0.93)	(1.72)	(0.17)	(0.30)

Net per common share	$3.74	$4.36	$0.44	$(2.09)	$(2.42)

Diluted-
Continuing operations	$3.34	$4.69	$1.93	$(1.92)	$(2.12)
Discontinued operations	0.01	(0.81)	(1.51)	(0.17)	(0.30)

Net per common share	$3.35	$3.88	$0.42	$(2.09)	$(2.42)

WEIGHTED AVERAGE COMMON SHARES:
Basic	5,784	5,725	5,660	5,493	5,493

Diluted	6,507	6,498	6,437	5,493	5,493

	December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data			(in thousands)
Working capital (deficit)	$8,179	$(39,970)	$(45,489)	$(54,302)	$(58,845)
Total assets	$96,901	$93,762	$72,392	$94,934	$88,871
Short-term borrowings and long-term debt including current portion	$31,516	$47,547	$47,024	$52,544	$53,926
Preferred Stock – Series B	—	$4,750	$4,432	$4,135	$3,858
Preferred Stock – Series C (including unamortized premium)	$11,289	—	—	—	—
Shareholders’ Equity (deficit)	$3,837	$(16,870)	$(41,854)	$(42,759)	$(33,828)
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
As of December 31, 2006, our continuing operations consist of 43 nursing centers with 4,505 licensed nursing beds and 66 assisted living units. As of December 31, 2006, our continuing operations include nine owned nursing centers and 34 leased nursing centers.
Divestitures. We have undertaken several divestitures through sale of assets and lease terminations. The divested operations have generally been poor performing properties. In May 2006, we completed the sale of certain assets of eleven assisted living facilities located in North Carolina for a sales price of $11.0 million. We closed one remaining North Carolina assisted living facility in April 2006, and are continuing our efforts to sell this facility and land. In February 2005, we sold two nursing centers in Texas. A lease covering three nursing centers in Texas expired in December 2004 and was not renewed. In November 2004, we sold certain assets of our medical supply business, Advocat Distribution Services. In May 2004, we sold the stock of our Canadian subsidiary, Diversicare Canada Management Services Co., Inc. (“DCMS”).
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

Selected Financial and Operating Data
The following table summarizes the Advocat statements of continuing operations for the years ended December 31, 2006, 2005 and 2004, and sets forth this data as a percentage of revenues for the same years.

	Year Ended December 31,
	(Dollars in thousands)
	2006		2005		2004
Revenues:
Patient revenues, net	$216,763	100.0%	$203,658	100.0%	$191,224	100.0%

Expenses:
Operating	165,300	76.3	155,512	76.4	147,842	77.3
Lease	16,082	7.4	15,836	7.8	15,283	8.0
Professional liability	(4,840)	(2.2)	(3,962)	(2.0)	(1,834)	(0.9)
General & administrative	15,975	7.4	13,311	6.5	11,692	6.1
Stock based compensation	5,184	2.4	—	—	—	—
Depreciation	3,650	1.6	3,493	1.7	3,228	1.7
Asset impairment and other charges	—	—	—	—	219	0.1

	201,351	92.9	184,190	90.4	176,430	92.3

Operating income	15,412	7.1	19,468	9.6	14,794	7.7

Other income (expense):
Foreign currency transaction gain	21	0.0	161	0.1	784	0.4
Other Income	207	0.1	—	—	—	—
Interest income	679	0.3	534	0.2	286	0.2
Interest expense	(3,707)	(1.7)	(3,382)	(1.7)	(3,069)	(1.6)
Debt retirement costs	(194)	(0.1)	—	—	—	—

	(2,994)	(1.4)	(2,687)	(1.4)	(1,999)	(1.0)

Income from continuing operations before income taxes	12,418	5.7	16,781	8.2	12,795	6.7
Provision (benefit) for income taxes	(9,496)	(4.4)	(13,820)	(6.8)	266	0.1

Net income from continuing operations	$21,914	10.1%	$30,601	15.0%	$12,529	6.6%

The following table presents data about the facilities we operated as part of our continuing operations as of the dates or for the years indicated:

	December 31,
	2006	2005	2004
Licensed Nursing Home Beds:
Owned	942	942	822
Leased	3,563	3,563	3,683

Total	4,505	4,505	4,505

Assisted Living Units:
Owned	17	17	17
Leased	49	61	63

Total	66	78	80

Total Beds/Units:
Owned	959	959	839
Leased	3,612	3,624	3,746

Total	4,571	4,583	4,585

Facilities:
Owned	9	9	8
Leased	34	34	35

Total	43	43	43

Average Occupancy:
Nursing centers	77.9%	76.2%	75.9%
Assisted living units	64.1	64.6	69.4

Total	77.7%	76.0%	75.8%

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
Revenues
Patient Revenues
The fees we charge patients in our nursing centers are recorded on an accrual basis. These rates are contractually adjusted with respect to individuals receiving benefits under federal and state-funded programs and other third-party payors. Rates under federal and state-funded programs are determined prospectively for each facility and may be based on the acuity of the care and services provided. These rates may be based on facility’s actual costs subject to program ceilings and other limitations or on established rates based on acuity and services provided as determined by the federal and state-funded programs. Amounts earned under federal and state programs with respect to nursing home patients are subject to review by the third-party payors which may result in retroactive adjustments. In the opinion of management, adequate provision has been made for any adjustments that may result from such reviews. Retroactive adjustments, if any, are recorded when objectively determinable, generally within three years of the close of a reimbursement year depending upon the timing of appeals and third-party settlement reviews or audits.

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
Professional Liability and Other Self-Insurance Reserves
Self-insurance reserves primarily represent the accrual for self-insured risks associated with general and professional liability claims, employee health insurance and workers compensation. Our health insurance reserve is based on known claims incurred and an estimate of incurred but unreported claims determined by an analysis of historical claims paid. Our workers compensation reserve relates primarily to periods of self insurance prior to May 1997 and consists of an estimate of the future costs to be incurred for the known claims. Expected insurance coverages are reflected as a reduction of the reserves. All of our self-insurance reserves are assessed and adjusted on a quarterly basis.
Accrual for Professional and General Liability Claims-
Because our actual liability for existing and anticipated professional liability and general liability claims will exceed our limited insurance coverage, we have recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $25.7 million as of December 31, 2006. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of related legal costs incurred and expected to be incurred. All losses are projected on an undiscounted basis.
We retain a third-party actuarial firm to estimate the appropriate accrual for incurred general and professional liability claims. For current periods, the actuary primarily uses historical data regarding the frequency and cost of our past claims over a multi-year period and information regarding our number of occupied beds to develop its estimates of our ultimate professional liability cost for current periods. The actuary estimates our professional liability accrual for past periods by using currently-known information to adjust the initial reserve that was created for that period.
On a quarterly basis, we obtain reports of claims and lawsuits that we have incurred from insurers and a third party claims administrator. These reports contain information relevant to the liability actually incurred to date with that claim as well as the third-party administrator’s estimate of the anticipated total cost of the claim. This information is reviewed by us and provided to the actuary. The actuary uses this information to determine the timing of claims reporting and the development of reserves, and compares the information obtained to its original estimates of liability. Based on the actual claim information obtained and on estimates regarding the number and cost of additional claims anticipated in the future, the reserve estimate for a particular prior period may be revised upward or downward on a quarterly basis. Final determination of our actual liability for claims incurred in any given period is a process that takes years. The following summarizes our accrual for professional liability and other claims for each policy year as of the end of the period:

	December 31,
Policy Year End March 9,	2006	2005
2007	$6,992,000	—
2006	7,629,000	$10,492,000
2005	6,042,000	12,722,000
2004	3,228,000	6,351,000
2003	1,093,000	3,137,000
2002 and earlier	733,000	1,825,000

	$25,717,000	$34,527,000

Although we retain a third-party actuarial firm to assist us, professional and general liability claims are inherently uncertain, and the liability associated with anticipated claims is very difficult to estimate. As a result, our actual liabilities may vary significantly from the accrual, and the amount of the accrual has and may continue to fluctuate by a material amount in any given quarter. Many factors could result in differences between amounts estimated and the ultimate amount of our loss for any period. One of the key assumptions in the actuarial analysis is that historical losses provide an accurate forecast of future losses. This assumption may not prove accurate, as changes in legislation such as tort reform, changes in our financial condition, changes in our risk management practices and other factors may affect the severity and frequency of claims incurred in future periods as compared to historical claims. Another key assumption is the limit of claims to a maximum of $4.5 million. The actuary has selected this limit based on our historical data. While most of our claims have been for amounts less than the $4.5 million, there have been claims at higher amounts, and there may be claims above this level in the future. The facts and circumstances of each claim vary significantly, and the amount of ultimate liability for an individual claim may vary due to many factors, including whether the case can be settled by agreement, the quality of legal representation, the individual jurisdiction in which the claim is pending, and the views of the particular judge or jury deciding the case. To date, we have not experienced an uninsured loss in excess of this limit. In the event that we believe we have incurred a loss in excess of this limit, an adjustment to the reserves determined by the actuary would be necessary.
We believe that the use of actuarial methods described above provides a valid and reasonable method to estimate our liability for professional and general liability claims and that the expertise of a third- party actuary is required to estimate liabilities using this methodology.
Each quarter, we record in our consolidated statement of operations for that period the estimated accrual for anticipated liability claims incurred in that period as well as any revisions in estimates and differences between actual settlements and accruals for prior periods. While each quarterly adjustment to the recorded liability for professional liability claims affects reported income, these changes do not directly affect our cash position because the accrual for these liabilities is not funded. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
Professional liability costs are material to our financial position, and differences between estimates and the ultimate amount of loss may cause a material fluctuation in our reported results of operations. The liability recorded at December 31, 2006, was $25.7 million, compared to current assets of $37.8 million and total assets of $96.9 million. For the years ended December 31, 2006, 2005 and 2004, our professional liability expense was negative $4.8 million, negative $4.0 million and negative $1.8 million, respectively, with negative amounts representing net benefits resulting from downward revisions in previous estimates. These amounts are material in relation to our reported net income from continuing operations for the related periods of $21.9 million, $30.6 million and $12.5 million, respectively.

Accrual for Other Self-Insured Claims-
With respect to workers’ compensation insurance, substantially all of our employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. We are completely self-insured for workers compensation exposures prior to May 1997. We have been and remain a non-subscriber to the Texas workers’ compensation system and are, therefore, completely self-insured for employee injuries with respect to our Texas operations. We have provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate. The liability we recorded for the self-insured obligations under these plans is $0.5 million as of December 31, 2006.
Effective June 30, 2003, we entered into workers compensation insurance programs that provide coverage for claims incurred, with premium adjustments depending on incurred losses. We account for premium expense under these policies based on our estimate of the level of claims expected to be incurred. As of December 31, 2006, we have recorded estimated premium refunds due under these programs totaling approximately $3.5 million, included in “insurance refunds receivable” in the accompanying balance sheet. Any adjustments of future premiums for workers compensation policies and differences between actual settlements and reserves for self-insured obligations are included in expense in the period finalized.
We are self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. We provide reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $0.9 million at December 31, 2006. The differences between actual settlements and reserves are included in expense in the period finalized.
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
Stock-Based Compensation
Beginning January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” using the modified prospective method, in which we recognize compensation cost for all share-based payments granted after the effective date. We recorded stock-based compensation expense and estimated our unrecognized stock-based compensation that we will recognize on a straight-line basis over the remaining vesting period. We calculated the recognized and unrecognized stock-based compensation using the Black-Scholes-Merton option valuation method, which requires us to use certain key assumptions to develop the fair value estimates. These key assumptions include expected volatility, risk-free interest rate, expected dividends and expected term.

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
Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of December 31, 2006, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

		Less than	2 to 3	4 to 5	After
Contractual Obligations	Total	1 year	Years	Years	5 Years
Long-term and short-term debt obligations (1)	$41,581	$9,847	$6,920	$24,814	$—
Settlement promissory notes (2)	$129	$129	$—	$—	$—
Other settlement obligations	$608	$608	$—	$—	$—
Series C Preferred Stock (3)	$6,209	$344	$689	$5,176	$—
Elimination of Preferred Stock Conversion feature (4)	$8,070	$687	$1,374	$1,374	$4,635
Operating leases	$495,485	$16,117	$33,957	$32,894	$412,517
Required capital expenditures Under mortgage loans (5)	$1,837	$888	$562	$387	$—
Required capital expenditures under operating leases (6)	$22,185	$823	$1,646	$1,485	$18,231
Total	$576,104	$29,443	$45,148	$66,130	$435,383

(1)	Long-term and short-term debt obligations include scheduled future payments of principal and interest of long-term and short-term debt.

(2)	Settlement promissory note obligations include principal and interest of long-term debt.

(3)	Series C Preferred Stock includes quarterly dividend payments and redemption value at preferred shareholder’s earliest redemption date.

(4)	Payments for the elimination of preferred stock conversion feature – See “Liquidity and Capital Resources.”

(5)	Includes annual expenditure requirements for capital maintenance under mortgage loan covenants as well as $0.6 million for planned facility renovation in accordance with loan agreement.

(6)	Includes annual capital expenditure requirements under operating leases.
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.5 times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change of control of the Company (as defined). The maximum contingent liability under these agreements is approximately $1.8 million. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by us or the employee. In addition, upon the occurrence of any triggering event, certain executives may elect to require that we purchase options granted to them for a purchase price equal to the difference in the fair market value of our common stock at the date of termination versus the stated option exercise price. Based on the closing price of our stock on December 31, 2006, the maximum contingent liability for the repurchase of the currently vested options is approximately $2.9 million. No amounts have been accrued for this contingent liability.

Asset Impairment and Other Charges
In 2005 and 2004, we recorded asset impairment and other charges as shown below. No asset impairment charges were recorded in 2006.

	2005	2004
Impairment of long-lived assets	$4,397,000	$8,419,000
Lease terminations	—	341,000

	4,397,000	8,760,000
Less – amount included in discontinued operations	4,397,000	8,541,000

Asset impairment and other charges included in continuing operations	$—	$219,000

In 2005 and 2004, we recorded asset impairment charges of $4,397,000 and $8,419,000, respectively, for the impairment of certain long-lived assets in accordance with the provisions of SFAS 144. A detail of the impaired asset charges is as follows:

Description of Impairment	2005	2004
Assisted Living Facilities Impairment Charges – As a result of projected cash flows, impairment charges were recorded in 2005 for eleven assisted living facilities and were recorded in 2004 for six owned assisted living facilities.	$4,397,000	$7,500,000

Nursing Center Impairment charges – As a result of projected cash flows, impairment charges were recorded in 2004 for five nursing centers, including three leased and two owned facilities.	—	919,000

Total impaired asset charges	$4,397,000	$8,419,000

We terminated facility leases for three nursing centers in 2004. We incurred lease termination charges of approximately $341,000 in 2004 consisting of the remaining net book value of these facilities, costs of completing the transactions and settlement charges.
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

Medicare represented approximately 30.5%, 30.0%, and 29.3% of our net revenues during 2006, 2005, and 2004, respectively. Approximately 56.5%, 58.0%, and 59.4% of our net revenues were derived from Medicaid during 2006, 2005, and 2004, respectively. Private pay represented approximately 13.0%, 12.0% and 11.3% of our net revenues during 2006, 2005, and 2004, respectively.
Consistent with the nursing home industry in general, changes in the mix of a facility’s patient population among Medicaid, Medicare, and private pay can significantly affect the profitability of the facility’s operations.
Results of Operations
The following tables present interim statements of operations and related data for the years ended December 31, 2006, 2005 and 2004:

(in thousands)	Year Ended December 31,
	2006	2005	Change	%
PATIENT REVENUES, net	$216,763	$203,658	$13,105	6.4
EXPENSES:
Operating	165,300	155,512	9,788	6.3
Lease	16,082	15,836	246	1.6
Professional liability	(4,840)	(3,962)	(878)	22.2
General and administrative	15,975	13,311	2,664	20.0
Stock-based compensation	5,184	—	5,184	N/A
Depreciation	3,650	3,493	157	4.5

Total expenses	201,351	184,190	17,161	9.3

OPERATING INCOME	15,412	19,468	(4,056)	(20.8)
OTHER INCOME (EXPENSE):
Foreign currency transaction gain	21	161	(140)	(87.0)
Other income	207	—	207	N/A
Interest income	679	534	145	27.2
Interest expense	(3,707)	(3,382)	(325)	9.6
Debt retirement costs	(194)	—	(194)	N/A

	(2,994)	(2,687)	(307)	11.4

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	12,418	16,781	(4,363)	(26.0)
BENEFIT FOR INCOME TAXES	(9,496)	(13,820)	4,324	(31.3)

NET INCOME FROM CONTINUING OPERATIONS	$21,914	$30,601	$(8,687)	(28.4)

(in thousands)	Year Ended December 31,
	2005	2004	Change	%
PATIENT REVENUES, net	$203,658	$191,224	$12,434	6.5
EXPENSES:
Operating	155,512	147,842	7,670	5.2
Lease	15,836	15,283	553	3.6
Professional liability	(3,962)	(1,834)	(2,128)	116.0
General and administrative	13,311	11,692	1,619	13.8
Depreciation	3,493	3,228	265	8.2
Asset impairment and other charges	—	219	(219)	(100.0)

Total expenses	184,190	176,430	7,760	4.4

OPERATING INCOME	19,468	14,794	4,674	31.6

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	161	784	(623)	(79.5)
Interest income	534	286	248	86.7
Interest expense	(3,382)	(3,069)	(313)	10.2

	(2,687)	(1,999)	(688)	34.4

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	16,781	12,795	3,986	31.2
BENEFIT FOR INCOME TAXES	(13,820)	266	(14,086)	(5,295.5)

NET INCOME FROM CONTINUING OPERATIONS	$30,601	$12,529	$18,072	144.2

Year Ended December 31, 2006 Compared With Year Ended December 31, 2005
In 2005 and 2006, we entered into several divestiture transactions, and our consolidated financial statements have been reclassified to present such transactions as discontinued operations. Accordingly, the related revenue, expenses, assets, liabilities and cash flows have been reported separately, and the discussion below addresses principally the results of our continuing operations.
Patient revenues. Patient revenues increased to $216.8 million in 2006 from $203.7 million in 2005, an increase of $13.1 million, or 6.4%. The increase in revenues is due to increased Medicaid rates in certain states, increased Medicare utilization, Medicare rate increases and an increase in census in 2006 as compared to 2005. The average rate of occupancy at our nursing centers increased to 77.9% in 2006 from 76.2% in 2005. As a percentage of total census, Medicare days increased to 13.8% in 2006 from 13.0% in 2005. Medicare revenues were 30.5% of revenue in 2006 and 30.0% in 2005, while Medicaid and similar programs were 56.5% in 2006 compared to 58.0% in 2005.
Our average rate per day for Medicare Part A patients increased to $323.97 in 2006 from $311.48 in 2005, an increase of 4.0%. We previously expected that our rate would decrease from the 2005 level due to the Medicare RUG refinements that were implemented effective January 1, 2006. The acuity levels of Medicare patients in our nursing centers were higher than expected with a resulting increase in the average Medicare rate per patient day. Our average rate per day for Medicaid patients increased to $133.74 in 2006 from $128.71 in 2005, an increase of 3.9%.
Operating expense. Operating expense increased to $165.3 million in 2006 from $155.5 million in 2005, an increase of $9.8 million, or 6.3%. As a percentage of revenues, operating expenses were 76.3% in 2006, compared to 76.4% in 2005. The increase in operating expense is primarily attributable to cost increases related to wages and benefits, partially offset by a reduction in expense related to workers compensation insurance expense. The decrease in operating costs as a percentage of patient and resident revenues is primarily due to the effects of increases in Medicare and Medicaid rates and increased Medicare utilization, as discussed above.

The largest component of operating expenses is wages, which increased to $98.8 million in 2006 from $92.0 million in 2005, an increase of $6.8 million, or 7.4%. This increase is primarily attributable to an increase in wages as a result of increased costs of nursing care associated with the higher Medicare census, competitive labor markets in most of the areas in which we operate, and regular merit and inflationary raises for personnel.
Employee health insurance costs were approximately $0.7 million higher in 2006 compared to 2005, an increase of approximately 18.6%. The Company is self insured for the first $150,000 in claims per employee each year. Employee health insurance costs can vary significantly from year to year.
Costs of workers compensation insurance were approximately $1.4 million lower in 2006 compared to 2005. Beginning with the policy year that started in July 2005, our workers compensation insurance policies provided us with greater premium decreases resulting from reductions in claims experience. We have had better than expected claims experience, allowing us to reduce the cost of workers compensation insurance.
The remaining increases in operating expense are primarily due to the effects of increases in total census and Medicare utilization.
Lease expense. Lease expense increased to $16.1 million in 2006 from $15.8 million in 2005, an increase of $0.3 million, or 1.6%. Effective October 1, 2006, we renewed a master lease covering 29 nursing centers. This resulted in an increase in lease expense of $0.7 million during 2006 for the effects of recording scheduled rent increases on a straight-line basis over the term of the renewal period, and will result in increased lease expense of $2.7 million annually in future periods. This increase has no effect on cash rent payments at the start of the lease term, and will only result in additional cash outlay as the 3 percent annual increases take effect each year. In addition, there was an increase in lease expense of $0.2 million resulting from rent increases for lessor funded property renovations. Offsetting these increases in rent were reduced rent following the purchase of a leased facility in 2005 and the extension of a lease at the beginning of 2006 covering four nursing centers that provided for the elimination of certain contingent rent expense.
Professional liability. Professional liability expense was a net benefit of $4.8 million in 2006, compared to a net benefit of $4.0 million in 2005, an increase in net benefit of $0.8 million, or 22.2%. Our cash expenditures for self-insured professional liability costs were $3.4 million and $4.1 million for the twelve month periods ended December 31, 2006 and 2005, respectively. During 2006, we reduced our total recorded liabilities for self-insured professional liability risks to $25.7 million, down from $34.5 million at December 31, 2005.
General and administrative expense. General and administrative expense increased to $16.0 million in 2006 from $13.3 million in 2005, an increase of $2.7 million or 20.0%. The increase is primarily attributable to increased compensation costs, and consulting costs related to compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.
Compensation costs were approximately $1.2 million higher in 2006 than in 2005. Salary costs increased approximately $0.3 million, or 4%, due to normal merit and inflationary increases and approximately $0.4 million due to new positions added to improve operating and financial controls. In addition, incentive compensation costs were approximately $0.5 million higher in 2006 compared to 2005 as a result of improved operating performance.
We were required to comply with the internal control reporting requirements of the Sarbanes-Oxley Act of 2002 beginning with this annual report on Form 10-K, and compliance costs have resulted in an increase in general and administrative expense of approximately $0.7 million in 2006 compared to 2005.

As a percentage of total net revenues, general and administrative expense was approximately 7.4% in 2006 and 6.5% in 2005.
Stock-based compensation. During 2006, we recorded a charge of approximately $5.2 million related to stock option grants that were approved by shareholders at our annual meeting on June 1, 2006. Expense related to this grant is being recorded over the vesting period of the options. Most options vested during the second quarter of 2006 and the remaining options vest through December 2007.
Depreciation. Depreciation expense was approximately $3.7 million in 2006 compared to $3.5 million in 2005, an increase of $0.2 million or 4.5%. The increase was primarily due to the purchase of a leased facility in 2005.
Foreign currency transaction gain. A foreign currency transaction gain of approximately $21,000 was recorded in 2006, compared to $161,000 in 2005. Foreign currency transaction gains and losses result from foreign currency translation of a note receivable from the sale of our Canadian operations in 2004.
Interest expense. Interest expense increased to $3.7 million in 2006 from $3.4 million in 2005, an increase of $0.3 million or 9.6%. Interest expense increased as a result of new debt issued in connection with the acquisition of a facility as well as the interest rate increases on our variable rate debt. These increases were partially offset by a reduction in interest as a result of payments of debt from proceeds of the sale of discontinued operations, principal payments made in connection with a refinancing transaction in August 2006, and other principal payments.
Debt retirement costs. Debt retirement costs of $0.2 million are related to unamortized deferred finance costs of refinanced loans that were written off following the refinancing transaction we completed in August 2006.
Income from continuing operations before income taxes; income from continuing operations per common share. As a result of the above, continuing operations reported income before income taxes of $12.4 million in 2006 compared to income before income taxes of $16.8 million in 2005. The benefit for income taxes was $9.5 million in 2006, compared to $13.8 million in 2005. Our effective tax rate differs materially from the statutory rate mainly due to changes in our valuation allowance for net deferred tax assets. In 2006 and 2005, we recorded a deferred tax benefit of approximately $9.7 million and $13.9 million, respectively, to reduce deferred tax asset valuation allowances, based on improvements in our financial position and our updated forecast of income available to support the turnaround of existing net operating loss carryforward credits. In future periods, we will continue to assess the need for and adequacy of the remaining valuation allowance. The basic and diluted income per common share from continuing operations were $3.73 and $3.34, respectively, in 2006, as compared to a basic and diluted income per common share from continuing operations of $5.29 and $4.69, respectively, in 2005.
Income from discontinued operations. Operating income of discontinued operations, net of taxes, was approximately $0.1 million in 2006, compared to a loss from discontinued operations of $5.7 million in 2005. Losses from the disposition of discontinued operations of $0.1 million, net of related taxes, were recorded in 2006, compared to a gain of $0.4 million recorded in 2005.
Year Ended December 31, 2005 Compared With Year Ended December 31, 2004
In 2004 and 2005 we entered into several divestiture and lease termination transactions and our consolidated financial statements have been reclassified to present such transactions as discontinued operations. Accordingly, the related revenue, expenses, assets, liabilities and cash flows have been reported separately, and the discussion below addresses principally the results of our continuing operations.

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
Professional liability. Professional liability expense in 2005 resulted in a net benefit of $4.0 million, compared to a benefit of $1.8 million in 2004, an increase in net benefit of $2.2 million. Our cash expenditures for self-insured professional liability costs were $4.1 million and $3.3 for the twelve month periods ended December 31, 2005 and 2004, respectively. During 2005, we reduced our total recorded liabilities for self-insured professional liability risks to $34.5 million, down from $42.9 million at December 31, 2004.
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

During 2005, an impairment charge of $4.4 million was recorded for eleven assisted living facilities to reduce the net book value of these properties to their estimated net realizable value. These properties were sold in the second quarter of 2006. As a result of projected cash flows, impairment charges of $8.4 million were recorded in 2004 for five nursing centers, including three leased facilities and two owned facilities, and for six owned assisted living facilities.
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
Income from continuing operations before income taxes; income from continuing operations per common share. As a result of the above, continuing operations reported income before income taxes of $16.8 million in 2005 compared to income before income taxes of $12.8 million in 2004. The benefit for income taxes was $13.8 million in 2005, compared to a provision for income taxes of $0.3 million in 2004. Our effective tax rate differs materially from the statutory rate mainly due to changes in our valuation allowance for net deferred tax assets. During 2005, we reduced the valuation allowance and recorded a deferred tax benefit of $13.9 million based on the Company’s achieved earnings trend and outlook. The basic and diluted income per share from continuing operations were $5.29 and $4.69, respectively, in 2005, as compared to a basic and diluted income per share from continuing operations of $2.16 and $1.93, respectively, in 2004.
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
Under the terms of the Restructuring Agreement, the Series B Redeemable Convertible Preferred Stock (“Series B Preferred Stock”) held by Omega was exchanged for a new Series C Preferred Stock that is not convertible. At the time of the Restructuring Agreement, the Series B Preferred Stock had a recorded value of approximately $4.9 million, including accrued dividends, at an annual rate of 7% of the stated value, compounded quarterly, and was convertible into approximately 792,000 shares of common stock.
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
Under the terms of the Lease Amendment, Advocat and Omega also agreed to amend and renew the master lease covering 29 nursing centers. The initial term of the lease was set to expire in September 2010, with a ten year renewal option. The amended master lease commenced on October 1, 2006, and extends to September 30, 2018. The Lease Amendment also provides for a renewal option of an additional twelve years. Other than the change in rent associated with the restructuring of the preferred stock described above, there was no change in the base rental amounts as a result of the Lease Amendment. Consistent with prior terms, the lease provides for annual increases in lease payments equal to the lesser of two times the increase in the consumer price index or 3 percent. Under generally accepted accounting principles, we are required to report these scheduled rent increases on a straight line basis over the 12 year term of the renewal period. As a result of accruing the scheduled rent increases, our annual rent expense increased by approximately $2.7 million effective October 1, 2006. This increase has no effect on cash rent payments at the start of the lease term, and will only result in additional cash outlay as the 3 percent annual increases take effect each year.

This lease amendment, together with an earlier amendment in 2005, provides financing of up to $10 million to fund capital improvements made to certain nursing centers leased from Omega. The annual base rent related to these nursing centers will be increased to reflect the amount of capital improvements made to the facilities. As of December 31, 2006, we had incurred expenditures of $5.0 million for these improvements.
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
As of December 31, 2006, we had no borrowings under our working capital line of credit. The maximum outstanding balance of the working capital line of credit is $2.3 million. There are certain limitations based on borrowing base restrictions. The working capital line of credit matures in January 2008 with interest at either LIBOR plus 2.5% or the bank’s prime rate plus 0.50% (up to a maximum of 9.5%).
We have numerous pending liability claims, disputes and legal actions for professional liability and other related issues. Due to our past claim experience and increasing cost of claims throughout the long-term care industry, the premiums paid by us for professional liability and other liability insurance to cover future periods exceeds the coverage purchased so that it costs more than $1 to purchase $1 of insurance coverage. For this reason, effective March 9, 2001, we have purchased professional liability insurance coverage for our facilities that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. As a result, we are effectively self-insured and expect to remain so for the foreseeable future.
We have essentially exhausted all general and professional liability insurance available for claims first made during the period from March 9, 2001 through March 9, 2007. For claims made during the period from March 10, 2007 through March 9, 2008, we maintain insurance coverage limits of $100,000 per medical incident and total aggregate policy coverage limits of $500,000.
As of December 31, 2006, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred but unreported claims of $25.7 million. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows. Future committed settlements total $0.7 million, and are payable over the next three months. Included in that future commitment is approximately $0.6 million that was settled after December 31, 2006 and is fully reserved in our professional liability claims accrual. Certain of these commitments have been evidenced by promissory notes which have been included with debt in the accompanying balance sheet. Settlements of currently pending claims will require additional cash expenditures.

Net cash provided by operating activities of continuing operations before changes in other assets and liabilities totaled $14.5 million, $13.2 million and $11.5 million in 2006, 2005 and 2004, respectively. These amounts primarily represent the cash flows from net operations. The effects of working capital changes were to provide $0.6 million of cash in 2006 and to use cash of $3.6 million and $5.9 million, respectively, in 2005 and 2004, resulting in net cash provided by continuing operations of $15.1 million, $9.6 million and $5.6 million in 2006, 2005 and 2004, respectively. Discontinued operations provided cash of $0.2 million and $2.0 million in 2006 and 2004, respectively, and used $0.6 million of cash in 2005.
Investing activities of continuing operations provided cash of $6.3 million and $2.8 million in 2006 and 2004, respectively, and used $8.3 million of cash in 2005. These amounts primarily represent proceeds from the sale of discontinued operations, cash used for the purchase of a nursing center in 2005, and cash used for purchases of property, plant and equipment. We have used between $3.0 million and $4.1 million for capital expenditures of continuing operations in each of the three calendar years ending December 31, 2006. Such expenditures were primarily for facility improvements and equipment, which were financed principally through working capital. For the year ending December 31, 2007, we anticipate that capital expenditures for improvements and equipment for our existing facility operations will be higher as we complete facility renovations at certain owned facilities. Investing activities of discontinued operations used no cash in 2006 and used $0.8 million and $1.3 million in 2005 and 2004, respectively.
Financing activities of continuing operations used cash of $16.4 million and $8.0 million in 2006 and 2004, respectively, and provided $1.4 million of cash of cash in 2005. In 2006 and 2004, proceeds from the sale of discontinued operations were used to repay debt. The cash provided in 2005 primarily represents funds from loan proceeds used to acquire a nursing center. There were no cash flows from financing activities of discontinued operations in 2006 or 2005, and discontinued operations used cash of $44,000 in 2004. No interest costs or debt were allocated to discontinued operations.
Facility Renovations
After a strategic review, we determined that renovating certain facilities offered the opportunity to improve occupancy, quality of care and profitability. We developed a plan to identify those facilities with the greatest potential for benefit, and began the renovation program during 2005. Renovation projects on four facilities were completed during 2006. We expect to complete two additional projects in the first quarter of 2007, and management is currently developing plans to begin additional facility renovations.
A total of $5.7 million has been spent on these renovation programs to date, with $5.0 million spent on facilities leased from Omega and $0.7 million spent on owned facilities. The amounts spent on the facilities leased from Omega are financed through increased rent, and are not reflected as capital expenditures.
For the three facilities with renovations completed before the beginning of the fourth quarter, fourth quarter occupancy improved from 60.9% in 2005 to 70.6% in 2006, and Medicare census as a percent of total increased from 14.4% in 2005 to 17.9% in 2006. No assurance can be given that these facilities will continue to show such occupancy or revenue mix improvement or that the other renovated facilities will experience similar improvements.
West Virginia Facility Option Agreement
We have entered into an option agreement to purchase certain assets of a skilled nursing facility in West Virginia. We recently made an application to state regulatory authorities to allow us to operate the facility, and construct a new 90 bed replacement facility. In the event our application is approved, we will seek to arrange financing and begin construction of the replacement facility.

Receivables
Our operations could be adversely affected if we experience significant delays in reimbursement from Medicare, Medicaid and other third-party revenue sources. Our future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on our liquidity. Continued efforts by governmental and third-party payors to contain or reduce the acceleration of costs by monitoring reimbursement rates, by increasing medical review of bills for services, or by negotiating reduced contract rates, as well as any delay by us in the processing of our invoices, could adversely affect our liquidity and results of operations.
Accounts receivable attributable to patient services of continuing operations totaled $18.7 million at December 31, 2006, compared to $18.6 million at December 31, 2005, representing approximately 31 and 33 days in accounts receivable at each period end, respectively.
The allowance for bad debt was $2.1 million at December 31, 2006, compared to $1.7 million at December 31, 2005. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.
Stock Exchange
During 2006, our common stock shares were approved for listing on the NASDAQ Capital Market and began trading there on September 12, 2006 under the symbol AVCA. Prior to our listing on the NASDAQ Capital Market our stock was quoted on the NASD’s OTC Bulletin Board under the symbol AVCA.
Inflation
We do not believe that our operations have been materially affected by inflation. We expect salary and wage increases for our skilled staff to continue to be higher than average salary and wage increases, as is common in the health care industry.
Recent Accounting Pronouncements
On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We do not expect the adoption of FIN48 to have a material impact on our financial position, results of operations or cash flows.

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
Forward-Looking Statements
The foregoing discussion and analysis provides information deemed by Management to be relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read in conjunction with our consolidated financial statements included herein. Certain statements made by or on behalf of us, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those contemplated by the forward-looking statements made herein. In addition to any assumptions and other factors referred to specifically in connection with such statements, other factors could cause our actual results to differ materially from the results expressed or implied in any forward-looking statements including, but not limited to, changes in governmental reimbursement, government regulation and health care reforms, the increased cost of borrowing under our credit agreements, ability to control ultimate professional liability costs, the accuracy of our estimate of our anticipated professional liability expense, the impact of future licensing surveys, the outcome of regulatory proceedings alleging violations of laws and regulations governing quality of care or violations of other laws and regulations applicable to our business, our ability to control costs, changes to our valuation of deferred tax assets, changes in occupancy rates in our facilities, changing economic conditions as well as others. Investors also should refer to the risks identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as risks identified in “Part 1. Item 1A. Risk Factors” for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the Company’s business plans and prospects. Such cautionary statements identify important factors that could cause our actual results to materially differ from those projected in forward-looking statements. In addition, we disclaim any intent or obligation to update these forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of December 31, 2006, we had outstanding borrowings of approximately $31.5 million, including $2.7 million in fixed-rate borrowings and $28.8 million in variable-rate borrowings. In the event that interest rates were to change 1%, the impact on future cash flows would be approximately $288,000 annually, representing the impact of changed interest expense on variable rate debt.
We have a note receivable denominated in Canadian dollars related to the sale of our Canadian operations. This note is currently recorded on our balance sheet at $5.3 million US based on the outstanding balance of the note and the exchange rate as of December 31, 2006. The carrying value of the note in our financial statements will be increased or decreased each period based on fluctuations in the exchange rate between US and Canadian currencies, and the effect of such changes will be included as income or loss in our statement of operations in the period of change. In 2006 and 2005, we reported transaction gains of $21,000 and $161,000, respectively, as a result of the effect of changes in the currency exchange rates on this note. A further change of 1% in the exchange rate between US and Canadian currencies would result in a corresponding increase or decrease to earnings of approximately $53,000.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Audited financial statements are contained on pages F-1 through F-34 of this Annual Report on Form 10-K and are incorporated herein by reference. Audited supplemental schedule data is contained on pages S-1 and S-2 of this Annual Report on Form 10-K and is incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Advocat, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2006. Based on this evaluation, the principal executive and financial officers have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Management’s Report on Internal Control over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). We assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. We have concluded that, as of December 31, 2006, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, BDO Seidman, LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting
There has been no change (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that has occurred during our fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
Our management does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Advocat Inc
Brentwood, Tennessee
We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Advocat Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005 and the related consolidated statements of income, net comprehensive income, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 13, 2007 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Memphis, Tennessee
March 13, 2007
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Information concerning our Directors and Executive Officers is incorporated herein by reference to our definitive proxy materials for our 2007 Annual Meeting of Shareholders.
ITEM 11. EXECUTIVE COMPENSATION
Information concerning Executive Compensation is incorporated herein by reference to our definitive proxy materials for our 2007 Annual Meeting of Shareholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information concerning Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to our definitive proxy materials for our 2007 Annual Meeting of Shareholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information concerning Certain Relationships and Related Transactions is incorporated herein by reference to our definitive proxy materials for our 2007 Annual Meeting of Shareholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning the fees and services provided by our principal accountant is incorporated herein by reference to our definitive proxy materials for our 2007 Annual Meeting of Shareholders.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The Financial statements and schedules for us and our subsidiaries required to be included in Part II, Item 8 are listed below.

Form 10-K
Pages
Financial Statements
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2006 and 2005	F-2

Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004	F-3

Consolidated Statements of Shareholders’ Equity (Deficit) for the Years Ended December 31, 2006, 2005 and 2004	F-4

Consolidated Statements of Net Comprehensive Income for the Years Ended December 31, 2006, 2005 and 2004	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004	F-6

Notes to Consolidated Financial Statements as of December 31, 2006, 2005 and 2004	F-8 to F-34

Financial Statement Schedule
Schedule II – Valuation and Qualifying Accounts	S-1 to S-2
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
March 13, 2007

/s/ William R. Council, III
William R. Council, III
President and Chief Executive Officer
(Principal Executive Officer)
March 13, 2007

/s/ L. Glynn Riddle, Jr.
L. Glynn Riddle, Jr.
Vice President, Chief Financial Officer, Secretary
(Principal Financial and Accounting Officer)
March 13, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Wallace E. Olson	/s/ William C. O’Neil. Jr.

Wallace E. Olson	William C. O’Neil, Jr.
Chairman of the Board	Director
March 13, 2007	March 13, 2007

/s/ William R. Council, III	/s/ Richard M. Brame

William R. Council, III	Richard M. Brame
President and Chief Executive Officer	Director
Director	March 13, 2007
March 13, 2007

/s/ Robert Z. Hensley

Robert Z. Hensley
Director
March 13, 2007

Exhibit
Number	Description of Exhibits

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-76150 on Form S-1).

3.2	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.5 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 33-76150 on Form S-1).

3.4	Amendment to Certificate of Incorporation dated March 23, 1995 (incorporated by reference to Exhibit A of Exhibit 1 to the Company’s Form 8-A filed March 30, 1995).

3.5	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.4 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company’s Registration Statement No. 33-76150 on Form S-1).

4.2	Rights Agreement dated March 13, 1995, between the Company and Third National Bank in Nashville (incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K dated March 13, 1995).

4.3	Summary of Shareholder Rights Plan adopted March 13, 1995 (incorporated by reference to Exhibit B of Exhibit 1 to Form 8-A filed March 30, 1995).

4.4	Rights Agreement of Advocat Inc. dated March 23, 1995 (incorporated by reference to Exhibit 1 to Form 8-A filed March 30, 1995).

4.5	Amended and Restated Rights Agreement dated as of December 7, 1998 (incorporated by reference to Exhibit 1 to Form 8-A/A filed December 7, 1998).

*10.1	1994 Incentive and Non-Qualified Stock Plan for Key Personnel (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement No. 33-76150 on Form S-1).

*10.2	1994 Non-Qualified Stock Option Plan for Directors (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement No. 33-76150 on Form S-1).

Exhibit
Number	Description of Exhibits

*10.3	Master Agreement and Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement No. 33-76150 on Form S-1).

10.4	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement No. 33-76150 on Form S-1).

10.5	Advocat Inc. Guaranty in favor of Omega Healthcare Investors, Inc. dated May 10, 1994 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.6	Master Credit and Security Agreement dated December 27, 1996, between First American National Bank, GMAC-CM Commercial Mortgage Corporation, Advocat Inc., Management Services Co. and the Subsidiaries (as defined) (incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.7	Project Loan Agreement (Afton Oaks) dated December 27, 1996 between GMAC-CM Commercial Mortgage Corporation, Advocat Inc., Diversicare Management Services Co. and the Subsidiaries (as defined) (incorporated by reference Exhibit 10.60 to the Company’s Annual Report on Form for the fiscal year ended December 31, 1996).

*10.8	Amendment to 1994 Incentive and Non-Qualified Stock Plan for Key Personnel (incorporated by reference to Exhibit A to the Company’s Schedule 14A filed March 31, 1997).

*10.9	Amendment to 1994 Non-Qualified Stock Option Plan for Directors (incorporated by reference to Exhibit A to the Company’s Schedule 14A filed April 19, 1996).

*10.10	Amendment No. 3 Advocat Inc. 1994 Incentive and Nonqualified Stock Option Plan For Key Personnel (incorporated by reference to Exhibit A to the Company’s Schedule 14A filed April 3, 1998).

10.11	Renewal and Modification Promissory Note dated March 31, 1998, between the Company and AmSouth Bank.(incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998).

10.12	Renewal and Modification Promissory Note dated March 31, 1998, between the Company and First American National Bank (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996).

10.13	Second Amendment to Loan and Negative Pledge Agreement dated March 31, 1998, between Diversicare Assisted Living Services NC, LLC and First American National

Exhibit
Number	Description of Exhibits

Bank, both individually and as Agent for AmSouth Bank (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996).

10.14	Loan Agreement dated the 4th day of June, 1999, by and between Diversicare Assisted Living Services NC II, LLC, a Delaware limited liability company and GMAC Commercial Mortgage Corporation, a California corporation (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.15	Loan Agreement dated the 4th day of June, 1999, by and between Diversicare Assisted Living Services NC I, LLC, a Delaware limited liability company and GMAC Commercial Mortgage Corporation, a California corporation (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.16	Fourth Amendment to Master Credit and Security Agreement dated as of April 14, 1999 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.17	Form of Fifth Amendment to Master Credit and Security Agreement between Diversicare Management Services Co. and First American National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.18	Fourth Amendment to Loan and Negative Pledge Agreement dated October 1, 1999 between Diversicare Assisted Living Services NC, LLC. and First American National Bank along with AmSouth Bank (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.19	Line of Credit Note (Overline Facility) dated October 1, 1999 between Diversicare Management Services Co. and First American National Bank (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.20	Fifth Amendment to Loan and Negative Pledge Agreement dated December 1, 1999 between Diversicare Assisted Living Services PC, LLC and First American National Bank along with AmSouth Bank (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1999).

10.21	Sixth Amendment to Master Credit and Security Agreement dated December 1, 1999 between Diversicare Management Services Co. and First American National Bank along with GMAC Commercial Mortgage Company (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1999).

Exhibit
Number	Description of Exhibits

10.22	Amendments to Promissory Notes dated November 30, 1999 between Diversicare Management Services Co. and GMAC Commercial Mortgage Corporation. (Four amendments extending the term to April 30, 2000 on four notes totaling $11.1 million.)(incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1999).

10.23	Settlement and Restructuring Agreement dated as of October 1, 2000 among Registrant, Diversicare Leasing Corp., Sterling Health Care Management, Inc., Diversicare Management Services Co., Advocat Finance, Inc., Omega Healthcare Investors, Inc. and Sterling Acquisition Corp. (incorporated by reference to Exhibit 10.83 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.24	Consolidated Amended and Restated Master Lease dated November 8, 2000, effective October 1, 2000, between Sterling Acquisition Corp. (as Lessor) and Diversicare Leasing Corp. (as Lessee) (incorporated by reference to Exhibit 10.84 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.25	Management Agreement effective October 1, 2000, between Diversicare Leasing Corp. and Diversicare Management Services Co. (incorporated by reference to Exhibit 10.85 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.26	Amended and Restated Security Agreement dated as of November 8, 2000 between Diversicare Leasing Corp and Sterling Acquisition Corp. (incorporated by reference to Exhibit 10.86 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.27	Security Agreement dated as of November 8, 2000 between Sterling Health Care Management, Inc. and Sterling Acquisition Corp. (incorporated by reference to Exhibit 10.87 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.28	Guaranty given as of November 8, 2000 by Registrant, Advocat Finance, Inc., Diversicare Management Services Co., in favor of Sterling Acquisition Corp. (incorporated by reference to Exhibit 10.88 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.29	Reaffirmation of Obligations (Florida Managed Facilities) by Registrant and Diversicare Management Services Co. to and for the benefit of Omega Healthcare Investors (incorporated by reference to Exhibit 10.89 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

Exhibit
Number	Description of Exhibits

10.30	Subordinated Note dated as of November 8, 2000 in the amount of $1,700,000 to Omega Healthcare Investors, Inc. from Registrant (incorporated by reference to Exhibit 10.90 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.31	Master Amendment to Loan Documents and Agreement dated as of November 8, 2000, effective October 1, 2000, among Registrant, its subsidiaries and AmSouth Bank (incorporated by reference to Exhibit 10.91 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.32	Second Amendment to Intercreditor Agreement among GMAC, AmSouth, Registrant and its subsidiaries (incorporated by reference to Exhibit 10.93 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.33	Renewal Promissory Note dated October 1, 2000 in the amount of $3,500,000 to AmSouth Bank from Diversicare Management Services Co. (incorporated by reference to Exhibit 10.94 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.34	Renewal Promissory Note dated October 1, 2000 in the amount of $9,412,383.87 to AmSouth Bank from Diversicare Assisted Living Services NC, LLC (incorporated by reference to Exhibit 10.95 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.35	Renewal Promissory Note dated October 1, 2000 in the amount of $4,500,000 made payable to AmSouth Bank from Diversicare Management Services Co. (incorporated by reference to Exhibit 10.96 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.36	Fifth Amendment to Project Loan Agreement and Comprehensive Amendment of All Other Loan Documents dated as of the 28th day of February, 2001, by and between the Company, certain of its subsidiaries and GMAC Commercial Mortgage Corporation. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.37	Sixth Amendment to and Assumption of Promissory Note dated as of the 28th day of February, 2001, by certain subsidiaries of the Company and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.38	Guaranty Agreement re Pinedale dated as of the 29th day of March, 2001, by the Company, for the benefit of GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

Exhibit
Number	Description of Exhibits

10.39	Loan Agreement re Pinedale dated as of the 29th day of March, 2001, by and between a subsidiary of the Company, and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.40	Mortgage and Security Agreement re Pinedale dated as of the 29th day of March, 2001, by and between a subsidiary of the Company, and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.41	Promissory Note dated 29th day of March 2001, in the amount of $2,913,000.00 in the favor of GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.42	Guaranty Agreement re Windsor House dated as of the 29th day of March, 2001, by the Company, for the benefit of GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.43	Loan Agreement re Windsor House dated as of the 29th day of March, 2001, by and between a subsidiary of the Company, and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.44	Mortgage and Security Agreement re Windsor House dated as of the 29th day of March, 2001, by and between a subsidiary of the Company, and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.45	Promissory Note dated 29th day of March 2001, in the amount of $4,709,000.00 in the favor of GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.46	Revenue Sharing Agreement as of the 30 day of September, 2001, by and among Advocat Inc., Diversicare Leasing Corp., Omega Healthcare Investors, Inc. and OHI Sunshine, Inc. (incorporated by reference to Exhibit 10.125 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.47	First Amendment to Consolidated Amended and Restated Master lease dated September 30, 2001 by and between Sterling Acquisition Corp and Diversicare Leasing Corporation. (incorporated by reference to Exhibit 10.126 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

Exhibit
Number	Description of Exhibits

10.48	Purchase and Sale Agreement dated as of the 25th day of July, 2002 by and between Diversicare Leasing Corp. and Sterling Healthcare, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.49	Second Amendment to Loan Agreement dated as of October 1, 2002, by and between Diversicare Assisted Living Services NC II, LLC, and GMAC Commercial Mortgage Corporation. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.50	Second Amendment to Loan Agreement dated as of October 1, 2002, by and between Diversicare Assisted Living Services NC I, LLC, and GMAC Commercial Mortgage Corporation. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.51	Second Amendment to Promissory Note dated as of the 1st day of October, 2002, by and between Diversicare Assisted Living Services NC I, LLC, and GMAC Commercial Mortgage Corporation. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.52	Second Amendment to Promissory Note dated as of the 1st day of October, 2002, by and between Diversicare Assisted Living Services NC II, LLC, and GMAC Commercial Mortgage Corporation. (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.53	Renewal Reimbursement Promissory Note dated December 15, 2002 from the Company to AmSouth Bank (incorporated by reference to Exhibit 10.134 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.54	Second Amendment to Master Amendment to Loan Documents and Agreement by and between AmSouth Bank, the Company, Diversicare Management Services and other subsidiaries of the Company (incorporated by reference to Exhibit 10.135 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.55	Second Amendment dated December 15, 2002 to Renewal Promissory Note by and among Am South Bank and Diversicare Assisted Living Services, NC, LLC (incorporated by reference to Exhibit 10.136 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.56	Second Amendment to Renewal Promissory Note (Overline Facility) by and among AmSouth Bank and Diversicare Management Services, Co (incorporated by reference to Exhibit 10.137 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit
Number	Description of Exhibits

10.57	Reduced and modified Renewal Revolving Promissory Note dated December 15, 2002 from Diversicare Management Services Co. to AmSouth Bank (incorporated by reference to Exhibit 10.134 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.58	Seventh Amendment to Promissory Note dated as of the 23rd day of December, 2002, by Diversicare Afton Oaks, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.139 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.59	Amendment to Deed of Trust and Security Agreement dated as of the 23rd day of December, 2002, by and between Diversicare Afton Oaks, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.140 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*10.60	Amended and Restated Employment Agreement dated as of March 28, 2003, by and among Advocat Inc., a Delaware corporation, and William R. Council, III (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.61	Third Amendment to Loan Agreement dated as of January 1, 2003 by and between Diversicare Assisted Living Services NC II, LLC, a Delaware limited liability company and GMAC Commercial Mortgage Corporation, a California corporation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.62	Fourth Amendment to $12,770,000 Promissory Note dated as of January 1, 2003 by and between Diversicare Assisted Living Services NC I, LLC, a Delaware limited liability company and GMAC Commercial Mortgage Corporation, a California corporation (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.63	Fourth Amendment to $12,480,000 Promissory Note dated as of January 1, 2003 by and between Diversicare Assisted Living Services NC II, LLC, a Delaware limited liability company and GMAC Commercial Mortgage Corporation, a California corporation (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.64	Third Amendment to Loan Agreement dated as of January 1, 2003 by and between Diversicare Assisted Living Services NC I, LLC, a Delaware limited liability company and GMAC Commercial Mortgage Corporation, a California corporation (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

Exhibit
Number	Description of Exhibits

10.65	Share Purchase Agreement dated as of August 25, 2003 by and between Diversicare Leasing Corp., a Tennessee corporation, Advocat Inc., a Delaware corporation, Diversicare Canada Management Services Co., Inc., an Ontario corporation, and DCMS Holdings Inc., an Ontario corporation (incorporated by reference to Annex A to the Company’s Proxy Statement filed October 6, 2003).

10.66	Lease Termination Agreement dated as of May 29, 2003, by and among (i) Diversicare Assisted Living Services, Inc., a Tennessee corporation, and Advocat Inc., a Delaware corporation, and (ii) 570 Center Street, LLC, a South Carolina limited liability company, and Albert M. Lynch, an individual (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.67	Fourth Amendment to Revenue Bond Lease Agreement and Mortgage and Indenture of Trust dated as of May 2, 2003 by and between The Medical Clinic Board of the City of Hartford, Alabama; Diversicare Leasing Corp.; Colonial Bank; City Bank of Hartford and Slocomb National Bank(incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.68	Fourth Amendment to Loan Agreement dated as of June 18, 2003 by and between Diversicare Assisted Living Services NC I, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.69	Fifth Amendment to Promissory Note dated as of June 18, 2003 by and between Diversicare Assisted Living Services NC I, LLC and GMAC Commercial Mortgage Corporation(incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.70	Fifth Amendment to Promissory Note dated as of June 18, 2003 by and between Diversicare Assisted Living Services NC II, LLC and GMAC Commercial Mortgage Corporation(incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.71	Fourth Amendment to Loan Agreement dated as of June 18, 2003 by and between Diversicare Assisted Living Services NC II, LLC and GMAC Commercial Mortgage Corporation(incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.72	Cross-Collateralization and Cross-Default Agreement dated as of June 18, 2003 by and among Diversicare Windsor House, LLC, a Delaware limited liability company; Diversicare Pinedale, LLC, a Delaware limited liability company; Diversicare Afton Oaks, LLC, a Delaware limited liability company; Diversicare Assisted Living Services NC I, LLC, a Delaware limited liability company and Diversicare Assisted Living Services NC II, LLC a Delaware limited liability company in favor of GMAC Commercial Mortgage Corporation, a California corporation (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

Exhibit
Number	Description of Exhibits

10.73	Sixth Amendment to Promissory Note dated as of the 1st day of July, 2003, by and between Diversicare Assisted Living Services NC II, LLC and GMAC Commercial Mortgage Corporation(incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.74	Fifth Amendment to Loan Agreement dated as of July 1, 2003, by and between Diversicare Assisted Living Services NC II, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.75	Sixth Amendment to Promissory Note dated as of the 1st day of July, 2003, by and between Diversicare Assisted Living Services NC I, LLC, and GMAC Commercial Mortgage Corporation(incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.76	Fifth Amendment to Loan Agreement dated as of July 1, 2003, by and between Diversicare Assisted Living Services NC I, LLC and GMAC Commercial Mortgage Corporation(incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.77	Master Lease Agreement dated as of May 1, 2003 by and between Emerald-Cedar Hills, Inc. Emerald-Golfview, Inc., Emerald-Southern Pines, Inc. and Emerald-Golfcrest, Inc. and Senior Care Florida Leasing, LLC(incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.78	Working Capital Loan Agreement dated as of April 1, 2003, between Omega Healthcare Investors, Inc., a Maryland corporation, and Senior Care Florida Leasing, LLC, a Delaware limited liability company, Senior Care Golfview, LLC, a Delaware limited liability company, Senior Care Golfcrest, LLC, a Delaware limited liability company, Senior Care Southern Pines, LLC, a Delaware limited liability company, and Senior Care Cedar Hills, LLC(incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.79	Secured Working Capital Promissory Note dated April 1, 2003 from Senior Care Florida Leasing, LLC, a Delaware limited liability company, Senior Care Golfview, LLC, a Delaware limited liability company, Senior Care Golfcrest, LLC, a Delaware limited liability company, Senior Care Southern Pines, LLC, a Delaware limited liability company, Senior Care Cedar Hills, LLC, a Delaware limited liability company, to Omega Healthcare Investors, Inc., a Maryland corporation(incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

Exhibit
Number	Description of Exhibits

10.80	Security Agreement as of April 1, 2003 by and between Senior Care Florida Leasing, LLC, a Delaware limited liability company, Senior Care Golfview, LLC, a Delaware limited liability company, Senior Care Golfcrest, LLC, a Delaware limited liability company, Senior Care Southern Pines, LLC, a Delaware limited liability company, Senior Care Cedar Hills, LLC, a Delaware limited liability company and Omega Healthcare Investors, Inc., a Maryland corporation (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.81	First Amendment to Reduced and Modified Renewal Revolving Promissory Note dated July 11, 2003 by and among AmSouth Bank and Diversicare Management Services Co. (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.82	First Amendment to Renewal Promissory Note dated as of July 11, 2003 by and among AmSouth Bank and Advocat Inc., a Delaware corporation(incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.83	Third Amendment to Renewal Promissory Note dated as of July 11, 2003 by and among AmSouth Bank and Diversicare Assisted Living Services, NC, LLC, a Tennessee limited liability company(incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.84	Third Amendment to Renewal Promissory Note (Overline Facility) dated July 11, 2003 by and among AmSouth Bank and Diversicare Management Services, Co., a Tennessee corporation (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.85	Second Amendment to Reduced And Modified Renewal Revolving Promissory Note dated as of July 11, 2003 by and among AmSouth Bank and Diversicare Management Services Co., a Tennessee corporation(incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.86	Third Amendment to Master Amendment to Loan Documents And Agreement dated as of July 11, 2003 by and between AmSouth Bank, successor in interest by merger to First American National Bank, Advocat Inc., a Delaware corporation and various subsidiaries of Advocat Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.87	Third Amendment to Reduced and Modified Renewal Revolving Promissory Note dated January 9 2004 by and among AmSouth Bank and Diversicare Management Services Co., a Tennessee corporation (incorporated by reference to Exhibit 10.137 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

Exhibit
Number	Description of Exhibits

10.88	Second Amendment to Renewal Promissory Note dated as of January 9, 2004 by and among AmSouth Bank and Advocat, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.138 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.89	Fourth Amendment to Renewal Promissory Note dated as of January 9, 2004 by and among AmSouth Bank and Diversicare Assisted Living Services, NC, LLC, a Tennessee limited liability company (incorporated by reference to Exhibit 10.139 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.90	Fourth Amendment to Renewal Promissory Note (the “Overline Facility”) dated as of January 9, 2004 by and among AmSouth Bank and Diversicare Management Services, Co., a Tennessee corporation (incorporated by reference to Exhibit 10.140 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.91	Fifth Amendment by and between The Medical Clinic Board Of The City Of Hartford, Alabama, Diversicare Leasing Corp., Colonial Bank, N.A. (formerly Colonial Bank), City Bank of Hartford and Slocomb National Bank, effective as of November 2, 2003 (incorporated by reference to Exhibit 10.141 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.92	First Amendment to Share Purchase Agreement dated as of February ___, 2004, among Diversicare Leasing Corp., a corporation incorporated under the laws of Tennessee, and Advocat Inc., a corporation incorporated under the laws of Delaware, and Diversicare Canada Management Services Co., Inc., a corporation incorporated under the laws of Ontario, and DCMS Holdings Inc., a corporation incorporated under the laws of Ontario (incorporated by reference to Exhibit 10.142 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.93	Fourth Amendment to Master Amendment to Loan Documents And Agreement dated as of May 10, 2004 by and between AmSouth Bank, successor in interest by merger to First American National Bank, Advocat Inc., a Delaware corporation and various subsidiaries of Advocat Inc.(incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.94	Fourth Amendment to Reduced and Modified Renewal Revolving Promissory Note dated April 16, 2004 by and among AmSouth Bank and Diversicare Management Services, Co., a Tennessee corporation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.95	Third Amendment to Renewal Promissory Note dated as of April 16, 2004 by and among AmSouth Bank and Advocat, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

Exhibit
Number	Description of Exhibits

10.96	Fifth Amendment to Renewal Promissory Note dated as of April 16, 2004 by and among AmSouth Bank and Diversicare Assisted Living Services, NC, LLC, a Tennessee limited liability company (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.97	Fifth Amendment to Renewal Promissory Note (the “Overline Facility”) dated as of April 16, 2004 by and among AmSouth Bank and Diversicare Management Services, Co., a Tennessee corporation (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.98	Seventh Amendment to Promissory Note dated as of the 30th day of June, 2004, by and between Diversicare Assisted Living Service NC II, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.99	Sixth Amendment to Loan Agreement dated as of June 30, 2004 by and between Diversicare Assisted Living Services NC II, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.100	Seventh Amendment to Promissory Note dated as of the 30th day of June, 2004 by and between Diversicare Assisted Living Service NC I, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.101	Sixth Amendment to Loan Agreement dated as of June 30, 2004 by and between Diversicare Assisted Living Services NC I, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.102	Seventh Amendment to Project Loan Agreement (Afton Oaks) dated as of March 31, 2004 by and between GMAC Commercial Mortgage Corporation and Diversicare Afton Oaks, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.103	Eighth Amendment to Promissory Note (Afton Oaks) dated as of March 31, 2004 by Diversicare Afton Oaks, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.104	Sixth Amendment to Renewal Promissory Note dated July 16, 2004 by and among AmSouth Bank and Diversicare Assisted Living Services, NC, LLC, a Tennessee limited liability company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

Exhibit
Number	Description of Exhibits

10.105	Fifth Amendment to Reduced and Modified Renewal Revolving Promissory Note dated July 16, 2004 by and among AmSouth Bank and Diversicare Management Services Co., a Tennessee corporation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.106	Sixth Amendment to Renewal Promissory Note (the “Overline Facility”) dated July 16, 2004 by and among AmSouth Bank and Diversicare Management Services, Co., a Tennessee corporation (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.107	Fifth Amendment to Master Amendment to Loan Documents And Agreement dated as of October 29, 2004 by and between AmSouth Bank, successor in interest by merger to First American National Bank, Advocat Inc., a Delaware corporation and various subsidiaries of Advocat Inc. (incorporated by reference to Exhibit 10.116 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.108	Seventh Amendment to Renewal Promissory Note dated October 29, 2004 by and among AmSouth Bank and Diversicare Assisted Living Services, NC, LLC, a Tennessee limited liability company (incorporated by reference to Exhibit 10.117 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.109	Replacement Reduced and Modified Renewal Revolving Promissory Note dated October 29, 2004 from Diversicare Management Services Co. to AmSouth Bank (incorporated by reference to Exhibit 10.118 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.110	Seventh Amendment to Renewal Promissory Note (the “Overline Facility”) dated October 29, 2004 into by and among AmSouth Bank and Diversicare Management Services, Co., a Tennessee corporation (incorporated by reference to Exhibit 10.119 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.111	Sixth Amendment is entered into by and between The Medical Clinic Board Of The City Of Hartford, Alabama, Diversicare Leasing Corp., Colonial Bank, N.A., City Bank Of Hartford and Slocomb National Bank, and is effective as of November 2, 2004 (incorporated by reference to Exhibit 10.120 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.112	Purchase and Sale Agreement dated as of 4th day of November, 2004, by and between McKesson Medical-Surgical Minnesota Supply Inc. a Minnesota corporation, Advocat Distribution Services, Inc., a Tennessee corporation and Diversicare Management Services, Inc. (incorporated by reference to Exhibit 10.121 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

Exhibit
Number	Description of Exhibits

10.113	Purchase and Sale Agreement made and entered into as of the 14th day of November, 2003 with Addendum dated as of October 14, 2004 by and between Diversicare Assisted Living Services NC II, LLC, a Delaware limited liability company, and Margaret Sutton (incorporated by reference to Exhibit 10.122 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.114	Purchase Agreement made and entered into as of the 14th day of January, 2005, by and between (i) Diversicare Leasing Corp., a Tennessee corporation, and (ii) Salt Creek Holding Company, Inc., a Texas corporation, and Goliad Manor, Inc., a Texas corporation (incorporated by reference to Exhibit 10.123 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.115	Purchase Agreement made and entered into as of the 14th day of January, 2005, by and between (i) Diversicare Leasing Corp., a Tennessee corporation and (ii) Devil’s Run Holding Company, Inc., a Texas corporation and Refugio Nursing and Rehabilitation Center, Inc., a Texas corporation. (incorporated by reference to Exhibit 10.124 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.116	Eighth Amendment to Promissory Note dated as of the 1st day of January, 2005, by and between Diversicare Assisted Living Services NC I, LLC, a Delaware limited liability company and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.125 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.117	Seventh Amendment to Loan Agreement effective as of January 1, 2005, by and between Diversicare Assisted Living Services NC I, LLC, a Delaware limited liability company, and GMAC Commercial Mortgage Corporation, a California corporation (incorporated by reference to Exhibit 10.126 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.118	Eighth Amendment To Promissory Note entered into as of the 1st day of January, 2005, by and between Diversicare Assisted Living Services NC II, LLC, a Delaware limited liability company and GMAC Commercial Mortgage Corporation, a California corporation (incorporated by reference to Exhibit 10.127 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.119	Seventh Amendment to Loan Agreement effective as of January 1, 2005, by and between Diversicare Assisted Living Services NC II, LLC, a Delaware limited liability company and GMAC Commercial Mortgage Corporation, a California corporation (incorporated by reference to Exhibit 10.128 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

Exhibit
Number	Description of Exhibits

10.120	First Amendment to Replacement Reduced and Modified Renewal Revolving Promissory Note dated as of January 29, 2005 by and among AmSouth Bank and Diversicare Management Services, Co. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.121	Eighth Amendment to Renewal Promissory Note (the Overline Facility) dated as of January 29, 2005 by and among AmSouth Bank and Diversicare Management Services, Co. 10.1 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.122	Eighth Amendment to Renewal Promissory Note dated as of January 29, 2005 by and among AmSouth Bank and Diversicare Assisted Living Services, NC, LLC. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.123	Sixth Amendment to Master Amendment to Loan Documents and Agreement dated as of January, 29, 2005 by and between AmSouth Bank, the Company, Diversicare Management Services, Co. and other subsidiaries of the Company (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.124	Promissory Note dated as of April 28, 2005 in the amount of $3,700,000 from Diversicare Hartford, LLC to GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.125	Loan Agreement Dated as of April 28, 2005 by and among Diversicare Hartford, LLC to GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.126	Payment and Performance Guaranty Agreement dated April 28, 2005 by Advocat Inc. for the benefit of to GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10.127	Second Amendment to Consolidated Amended and Restated Master Lease dated as of June 15, 2005 by and between Sterling Acquisition Corp. and Diversicare Leasing Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.128	Eighth Amendment to Loan Agreement effective as of April 1, 2005 by and between Diversicare Assisted Living Services NC I, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

Exhibit
Number	Description of Exhibits

10.129	Ninth Amendment to Promissory Note dated as of April 1, 2005 by and between Diversicare Assisted Living Services NC I, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.130	Eighth Amendment to Loan Agreement effective as of April 1, 2005 by and between Diversicare Assisted Living Services NC II, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.131	Ninth Amendment to Promissory Note dated as of April 1, 2005 by and between Diversicare Assisted Living Services NC II, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.132	Eighth Amendment to Project Loan Agreement (Afton Oaks) effective as of April 1, 2005 by and between GMAC Commercial Mortgage Corporation and Diversicare Afton Oaks, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.133	Ninth Amendment to Promissory Note (Afton Oaks) effective as of April 1, 2005 by and between Diversicare Afton Oaks, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.134	Loan Agreement re Briarcliff Health Care Center dated as of August 31, 2005, by and between a subsidiary of the Company, and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.135	Purchase and Sale Agreement dated July 5, 2005 by and between Osborne F. Wilson Development Corp., Inc. and a subsidiary of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.136	Asset Purchase Agreement dated as of November 28, 2005, by and among Diversicare Assisted Living Services NC I, LLC, a Delaware limited liability company, Diversicare Assisted Living Services NC II, LLC, a Delaware limited liability company, and Agemark Acquisition, LLC, a North Carolina limited liability company. (incorporated by reference to Exhibit 10.146 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.137	First Amendment to Amended and Restated Master Lease Agreement dated as of December 31, 2005 by and between Florida Lessor-Emerald, Inc. and Senior Care Florida Leasing, LLC. (incorporated by reference to Exhibit 10.147 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

Exhibit
Number	Description of Exhibits

10.138	First Amendment to Master Lease Agreement dated as of December 31, 2005 by and between Emerald-Cedar Hills, Inc., Emerald-Golfview, Inc., Emerald-Southern Pines, Inc. and Emerald-Golfcrest, Inc. and Senior Care Florida Leasing, LLC. (incorporated by reference to Exhibit 10.148 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

*10.139	Amended and Restated Employment Agreement dated as of March 31, 2006, by and among Advocat Inc., a Delaware corporation, and William R. Council, III (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006).

*10.140	Employment Agreement dated as of March 31, 2006, by and among Advocat Inc., a Delaware corporation, and Raymond L. Tyler. (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006).

*10.141	Employment Agreement dated as of March 31, 2006, by and among Advocat Inc., a Delaware corporation, and L. Glynn Riddle. (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006).

10.142	Ninth Amendment to Renewal Promissory Note dated January 29, 2006 by and between AmSouth Bank and Diversicare Assisted Living Services, NC, LLC. (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006).

10.143	Eighth Amendment to Master Amendment to Loan Documents And Agreement dated as of January 29, 2006 by and between AmSouth Bank, Advocat Inc., a Delaware corporation and various subsidiaries of Advocat Inc. (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006).

10.144	Ninth Amendment to Renewal Promissory Note (the Overline Facility) dated as of January 29, 2006 by and among AmSouth Bank and Diversicare Management Services, Co. (incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006).

10.145	Second Amendment to Replacement Reduced and Modified Renewal Revolving Promissory Note dated as of January 29, 2006 by and among AmSouth Bank and Diversicare Management Services, Co. (incorporated by reference to Exhibit 10.7 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006).

10.146	Ninth Amendment to Project Loan Agreement (Afton Oaks) effective as of April 1, 2006 by and between GMAC Commercial Mortgage Corporation and Diversicare Afton Oaks, LLC. (incorporated by reference to Exhibit 10.8 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006).

Exhibit
Number	Description of Exhibits

10.147	Tenth Amendment to Promissory Note (Afton Oaks) effective as of April 1, 2006 by and between Diversicare Afton Oaks, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.9 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006).

10.148	First Amendment to Loan Agreement re Pinedale dated as of the April 1, 2006, by and between a subsidiary of the Company, and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.10 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006).

10.149	First Amendment to Promissory Note dated April 1, 2006, in the original amount of $2,913,000.00 in the favor of GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.11 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006).

10.150	First Amendment to Mortgage and Security Agreement re Pinedale dated as of April 1, 2006, by and between a subsidiary of the Company, and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.12 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006).

10.151	First Amendment to Loan Agreement re Windsor House dated April 1, 2006, by and between a subsidiary of the Company, and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.13 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006).

10.152	First Amendment to Promissory Note dated April 1, 2006, in the original amount of $4,709,000.00 in the favor of GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.14 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006).

10.153	First Amendment to Mortgage and Security Agreement re Windsor House dated April 1, 2006, by and between a subsidiary of the Company, and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.15 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006).

10.154	Ninth Amendment to Loan Agreement effective as of April 1, 2006 by and between Diversicare Assisted Living Services NC II, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.16 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006).

10.155	Tenth Amendment to Promissory Note dated as of April 1, 2006 by and between Diversicare Assisted Living Services NC II, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.17 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006).

Exhibit
Number	Description of Exhibits

10.156	Ninth Amendment to Loan Agreement effective as of April 1, 2006 by and between Diversicare Assisted Living Services NC I, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.18 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006).

10.157	Tenth Amendment to Promissory Note dated as of April 1, 2006 by and between Diversicare Assisted Living Services NC I, LLC and GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.19 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006).

10.158	First Amendment to Asset Purchase Agreement dated as of March 29, 2006, by and among Diversicare Assisted Living Services NC I, LLC, a Delaware limited liability company, Diversicare Assisted Living Services NC II, LLC, a Delaware limited liability company, and Agemark Acquisition, LLC, a North Carolina limited liability company (incorporated by reference to Exhibit 10.20 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006).

10.159	Second amendment to Asset Purchase Agreement effective as of April 14, 2006, by and among Diversicare Assisted Living Services NC I, LLC, a Delaware limited liability company, Diversicare Assisted Living Services NC II, LLC, a Delaware limited liability company, and Agemark Acquisition, LLC, a North Carolina limited liability company. (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006).

10.160	Second Amendment to Loan Agreement effective as of July 1, 2006, by and between Diversicare Windsor House, LLC, a Delaware limited liability company, and Capmark Finance Inc., a California corporation, formerly known as GMAC Commercial Mortgage Corporation, a California corporation (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006).

10.161	Eleventh Amendment to Promissory Note effective as of July 1, 2006, by Diversicare Afton Oaks, LLC, a Delaware limited liability company, and Capmark Finance Inc., a California corporation, formerly known as GMAC Commercial Mortgage Corporation, a California corporation (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006).

10.162	Tenth Amendment to Project Loan Agreement effective as of July 1, 2006, by and between Capmark Finance Inc., a California corporation, formerly known as GMAC Commercial Mortgage Corporation, a California corporation and Diversicare Afton Oaks, LLC, a Delaware limited liability company (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006).

10.163	Second Amendment to Promissory Note entered into as of the 1st day of July, 2006, by and between Diversicare Pinedale, LLC, a Delaware limited liability company,

Exhibit
Number	Description of Exhibits

and Capmark Finance Inc., a California corporation, formerly known as GMAC Commercial Mortgage Corporation, a California corporation (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006).

10.164	Second Amendment to Loan Agreement effective as of July 1, 2006, by and between Diversicare Pinedale, LLC, a Delaware limited liability company (together with its successors and assigns, the “Borrower”), and Capmark Finance Inc., a California corporation, formerly known as GMAC Commercial Mortgage Corporation, a California corporation (incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006).

10.165	Second Amendment to Promissory Note entered into as of the 1st day of July, 2006, by and between Diversicare Windsor House, LLC, a Delaware limited liability company, and Capmark Finance Inc., a California corporation, formerly known as GMAC Commercial Mortgage Corporation, a California corporation (incorporated by reference to Exhibit 10.7 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006).

10.166	Loan Agreement dated as of the 7th day of August, 2006, by and between certain subsidiaries of the Registrant and Capmark Finance Inc., formerly known as GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006).

10.167	Promissory Note dated August 7, 2006 in the amount of $22,500,000 issued by certain subsidiaries of the Registrant to Capmark Finance Inc. (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006).

10.168	Promissory Note dated August 7, 2006 in the amount of $8,125,000 issued by certain subsidiaries of the Registrant to Capmark Finance Inc. (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006).

10.169	Payment and Performance Guaranty Agreement effective as of the 7th day of August, 2006, by Advocat Inc., for the benefit of Capmark Finance Inc., formerly known as GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006).

10.170	Replacement Intercreditor Agreement dated as of August 4, 2006 by and between AmSouth Bank, the Registrant, and Capmark Finance Inc. (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006).

Exhibit
Number	Description of Exhibits

10.171	Restructuring Stock Issuance and Subscription Agreement dated as of October 20, 2006 between Advocat Inc. and Omega Healthcare Investors, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed October 24, 2006).

10.172	Third Amendment to Consolidated Amended and Restated Master Lease executed as of October 20, 2006, to be effective as of October 1, 2006 by and between Sterling Acquisition Corp. and Diversicare Leasing Corporation (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed October 24, 2006).

10.173	Subordinated Promissory Note in the amount of $2,533,614.53 issued to Omega HealthCare Investors Inc. dated as of October 1, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed October 24, 2006).

21	Subsidiaries of the Registrant.

23.1	Consent of BDO Seidman.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

*	Indicates management contract or compensatory plan or arrangement.

ADVOCAT INC. AND SUBSIDIARIES
Consolidated Financial Statements
For the Years Ended December 31, 2006, 2005 and 2004
Together with Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Advocat Inc.
Brentwood, Tennessee
We have audited the accompanying consolidated balance sheets of Advocat Inc. as of December 31, 2006 and 2005 and the related consolidated statements of income, net comprehensive income, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advocat Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the schedule presents fairly, in all material aspects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Advocat Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2007 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Memphis, Tennessee
March 13, 2007

ADVOCAT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,344,000	$7,070,000
Restricted cash	25,000	625,000
Receivables, less allowance for doubtful accounts of $2,122,000 and $1,722,000 respectively	16,902,000	18,147,000
Current portion of note receivable	534,000	497,000
Prepaid expenses and other current assets	2,686,000	3,410,000
Insurance refunds receivable	3,519,000	1,273,000
Deferred income taxes	1,785,000	1,004,000

Total current assets	37,795,000	32,026,000

PROPERTY AND EQUIPMENT, at cost	60,259,000	57,052,000
Less accumulated depreciation	(33,067,000)	(30,327,000)
Discontinued operations, net	1,576,000	12,696,000

Property and equipment, net	28,768,000	39,421,000

OTHER ASSETS:
Deferred income taxes	21,849,000	12,856,000
Note receivable, net of current portion	4,758,000	5,198,000
Deferred financing and other costs, net	905,000	527,000
Cash restricted for capital expenditures	864,000	—
Other assets	1,962,000	3,734,000

Total other assets	30,338,000	22,315,000

	$96,901,000	$93,762,000

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current portion of long-term debt	$4,587,000	$18,609,000
Current portion of settlement promissory notes	128,000	1,106,000
Short-term debt	2,534,000	27,704,000
Trade accounts payable	4,566,000	4,415,000
Accrued expenses:
Payroll and employee benefits	9,363,000	8,495,000
Current portion of self-insurance reserves	4,838,000	5,952,000
Other current liabilities	3,600,000	5,715,000

Total current liabilities	29,616,000	71,996,000

NONCURRENT LIABILITIES:
Long-term debt, less current portion	24,267,000	—
Settlement promissory notes, less current portion	—	128,000
Self-insurance reserves, less current portion	22,159,000	29,041,000
Other noncurrent liabilities	5,733,000	4,717,000

Total noncurrent liabilities	52,159,000	33,886,000

COMMITMENTS AND CONTINGENCIES

SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK, authorized 600,000 shares, $.10 par value, 0 and 393,658 shares issued and outstanding, respectively	—	4,750,000

SERIES C REDEEMABLE PREFERRED STOCK, $.10 par value, 5,000 shares authorized, issued and outstanding, including premium of $6,371,000 at December 31, 2006, none at December 31, 2005	11,289,000	—

SHAREHOLDERS’ EQUITY (DEFICIT):
Series A preferred stock, authorized 200,000 shares, $.10 par value, none issued and outstanding
Common stock, authorized 20,000,000 shares, $.01 par value, 5,866,000 and 5,725,000 shares issued and outstanding, respectively	59,000	57,000
Paid-in capital	15,123,000	16,022,000
Accumulated deficit	(11,345,000)	(32,949,000)

Total shareholders’ equity (deficit)	3,837,000	(16,870,000)

	$96,901,000	$93,762,000

The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2006	2005	2004
REVENUES:
Patient revenues, net	$216,763,000	$203,658,000	$191,224,000

EXPENSES:
Operating	165,300,000	155,512,000	147,842,000
Lease	16,082,000	15,836,000	15,283,000
Professional liability	(4,840,000)	(3,962,000)	(1,834,000)
General and administrative	15,975,000	13,311,000	11,692,000
Stock based compensation	5,184,000	—	—
Depreciation	3,650,000	3,493,000	3,228,000
Asset impairment and other charges	—	—	219,000

	201,351,000	184,190,000	176,430,000

OPERATING INCOME	15,412,000	19,468,000	14,794,000

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	21,000	161,000	784,000
Other income	207,000	—	—
Interest income	679,000	534,000	286,000
Interest expense	(3,707,000)	(3,382,000)	(3,069,000)
Debt retirement costs	(194,000)	—	—

	(2,994,000)	(2,687,000)	(1,999,000)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	12,418,000	16,781,000	12,795,000
PROVISION (BENEFIT) FOR INCOME TAXES	(9,496,000)	(13,820,000)	266,000

NET INCOME FROM CONTINUING OPERATIONS	21,914,000	30,601,000	12,529,000

NET INCOME FROM DISCONTINUED OPERATIONS:
Operating income (loss), net of tax provision of $0, $359,000 and $88,000, respectively	144,000	(5,698,000)	(10,038,000)
Gain (loss) on sale, net of tax provision of $0, $0 and $436,000, respectively	(114,000)	399,000	290,000

DISCONTINUED OPERATIONS	30,000	(5,299,000)	(9,748,000)

NET INCOME	21,944,000	25,302,000	2,781,000
PREFERRED STOCK DIVIDENDS	340,000	318,000	297,000

NET INCOME FOR COMMON STOCK	$21,604,000	$24,984,000	$2,484,000

NET INCOME PER COMMON SHARE:
Per common share – basic
Continuing operations	$3.73	$5.29	$2.16
Discontinued operations	.01	(0.93)	(1.72)

	$3.74	$4.36	$0.44

Per common share – diluted
Continuing operations	$3.34	$4.69	$1.93
Discontinued operations	0.01	(0.81)	(1.51)

	$3.35	$3.88	$0.42

WEIGHTED AVERAGE COMMON SHARES:
Basic	5,784,000	5,725,000	5,660,000

Diluted	6,507,000	6,498,000	6,437,000

The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

					Cumulative
	Common Stock		Paid-in	Accumulated	Translation
	Shares	Amount	Capital	Deficit	Adjustment	Total
BALANCE, DECEMBER 31, 2003	5,493,000	$55,000	$15,908,000	$(60,417,000)	$1,695,000	$(42,759,000)

Exercise of stock options	232,000	2,000	114,000	—	—	116,000
Net income	—	—	—	2,781,000	—	2,781,000
Preferred stock dividends	—	—	—	(297,000)	—	(297,000)
Translation loss, net of tax	—	—	—	—	(1,695,000)	(1,695,000)

BALANCE, DECEMBER 31, 2004	5,725,000	57,000	16,022,000	(57,933,000)	—	(41,854,000)

Net income	—	—	—	25,302,000	—	25,302,000
Preferred stock dividends				(318,000)		(318,000)

BALANCE, DECEMBER 31, 2005	5,725,000	57,000	16,022,000	(32,949,000)	—	(16,870,000)

Exercise of stock options	141,000	2,000	556,000	—	—	558,000
Net Income	—	—	—	21,944,000	—	21,944,000
Preferred stock dividends	—	—	—	(340,000)	—	(340,000)
Elimination of preferred stock conversion feature	—	—	(6,700,000)	—	—	(6,700,000)
Tax impact of stock options exercised	—	—	61,000	—	—	61,000
Stock based compensation	—	—	5,184,000	—	—	5,184,000

BALANCE, DECEMBER 31, 2006	5,866,000	$59,000	$15,123,000	$(11,345,000)	$—	$3,837,000

The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET COMPREHENSIVE INCOME

	Year Ended December 31,
	2006	2005	2004
NET INCOME FOR COMMON STOCK	$21,604,000	$24,984,000	$2,484,000

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustments	—	—	(2,685,000)
Income tax benefit	—	—	990,000

	—	—	(1,695,000)

NET COMPREHENSIVE INCOME	$21,604,000	$24,984,000	$789,000

The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,944,000	$25,302,000	$2,781,000
Discontinued operations	30,000	(5,299,000)	(9,748,000)

Net income from continuing operations	21,914,000	30,601,000	12,529,000
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities
Depreciation	3,650,000	3,493,000	3,228,000
Provision for doubtful accounts	1,631,000	1,560,000	1,359,000
Deferred income tax benefit	(9,719,000)	(13,860,000)	—
Benefit from self-insured professional liability, net of cash payments	(8,809,000)	(8,680,000)	(5,846,000)
Stock-based compensation	5,184,000	—	—
Amortization of deferred balances	289,000	342,000	386,000
Provision for leases in excess of cash payments	606,000	158,000	467,000
Asset impairment and other charges	—	—	219,000
Gain on sale of bed license	(207,000)	—	—
Foreign currency transaction gain	(21,000)	(161,000)	(784,000)
Debt retirement costs	194,000	—	—
Non-cash interest income	(270,000)	(428,000)	(229,000)
Non-cash interest expense	86,000	164,000	153,000

Net cash provided by operating activities before changes in other assets and liabilities	14,528,000	13,189,000	11,482,000
Changes in other assets and liabilities affecting operating activities:
Receivables, net	(393,000)	(3,798,000)	(1,856,000)
Prepaid expenses and other assets	583,000	(2,516,000)	(1,546,000)
Trade accounts payable and accrued expenses	425,000	2,745,000	(2,516,000)

Net cash provided by continuing operations	15,143,000	9,620,000	5,564,000
Discontinued operations	175,000	(629,000)	1,980,000

Net cash provided by operating activities	15,318,000	8,991,000	7,544,000

(Continued)

ADVOCAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Continued)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	$(4,117,000)	$(3,410,000)	$(2,992,000)
Purchase of skilled nursing center	—	(6,753,000)	—
Proceeds from sale of discontinued operations and bed license	10,439,000	399,000	5,318,000
Decrease in restricted cash deposits	212,000	148,000	479,000
Increase in cash restricted for capital expenditures	(864,000)	—
Notes receivable collection	718,000	589,000	—
Proceeds from sale of lessor’s property	—	780,000	—
Deposits and other deferred balances	(77,000)	(84,000)	—

Net cash provided (used) by continuing operations	6,311,000	(8,331,000)	2,805,000
Discontinued operations	—	(840,000)	(1,280,000)

Net cash provided (used) in investing activities	6,311,000	(9,171,000)	1,525,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(46,601,000)	(9,966,000)	(8,101,000)
Proceeds from issuance of debt	30,625,000	11,700,000	—
Financing costs	(765,000)	(313,000)	(28,000)
Payment of preferred stock dividends	(172,000)	—	—
Proceeds from exercise of stock options	558,000	—	116,000

Net cash provided by (used for) continuing operations	(16,355,000)	1,421,000	(8,013,000)
Discontinued operations	—	—	(44,000)

Net cash provided by (used for) financing activities	(16,355,000)	1,421,000	(8,057,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,274,000	1,241,000	1,012,000

CASH AND CASH EQUIVALENTS, beginning of period	7,070,000	5,829,000	4,817,000

CASH AND CASH EQUIVALENTS, end of period	$12,344,000	$7,070,000	$5,829,000

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$3,426,000	$3,029,000	$2,652,000

Cash payments of income taxes, net of refunds	$378,000	$111,000	$140,000

NON-CASH TRANSACTIONS:
During 2006, the Company accrued, but did not pay, preferred stock dividends of $168,000. In 2005 and 2004, the Company accrued, but did not pay, preferred stock dividends of $318,000 and $297,000, respectively. Following the preferred stock restructuring described in Note 3, the Company began paying preferred stock dividends, and paid dividends of $172,000 as shown above.
During 2005 and 2004, promissory notes totaling $481,000 and $3,331,000, respectively, were issued in connection with the settlement of certain professional liability claims and other disputes.
The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004
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

As of December 31, 2006, the Company’s continuing operations consist of 43 nursing centers with 4,505 licensed nursing beds and 66 assisted living units. The Company’s continuing operations include nine owned nursing centers and 34 leased nursing centers. The Company’s continuing operations include centers in Alabama, Arkansas, Florida, Kentucky, Ohio, Tennessee, Texas and West Virginia.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the operations and accounts of Advocat and its subsidiaries, all wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. As discussed in Note 10, the consolidated financial statements of the Company have been reclassified to present the results of certain operations as discontinued operations.

The Company is managed as one reporting unit for internal purposes and for decision making. Therefore, management has concluded that the Company is operated as a single segment, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Revenues
Patient Revenues
The fees charge by the Company to patients in its nursing centers are recorded on an accrual basis. These rates are contractually adjusted with respect to individuals receiving benefits under federal and state-funded programs and other third-party payors. Rates under federal and state-funded programs are determined prospectively for each facility and may be based on the acuity of the care and services provided. These rates may be based on facility’s actual costs subject to program ceilings and other limitations or on established rates based on acuity and services provided as determined by the federal and state-funded programs. Amounts earned under federal and state programs with respect to nursing home patients are subject to review by the third-party payors which may result in retroactive adjustments. In the opinion of management, adequate provision has been made for any adjustments that may result from such reviews. Retroactive adjustments, if any, are recorded when objectively determinable, generally within three years of the close of a reimbursement year depending upon the timing of appeals and third-party settlement reviews or audits. During the years ended December 31, 2006, 2005 and 2004, the Company recorded $(40,000), $315,000 and $146,000 of net favorable (unfavorable) estimated settlements from federal and state programs for periods prior to the beginning of fiscal 2005, 2004 and 2003, respectively.

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
The Company includes provisions for doubtful accounts in operating expenses in its consolidated statements of operations. The provisions for doubtful accounts of continuing operations were $1,631,000, $1,560,000 and $1,359,000 for 2006, 2005 and 2004, respectively.
Lease Expense
As of December 31, 2006, the Company operates 34 nursing centers under operating leases, including 33 owned or financed by Omega Healthcare Investors, Inc. (together with its subsidiaries, “Omega”) and one owned by another party. The Company’s operating leases generally require the Company to pay stated rent, subject to increases based on changes in the Consumer Price Index, a minimum percentage increase, or increases in the net revenues of the leased properties. The Company’s Omega leases required the Company to pay certain scheduled rent increases. Such scheduled rent increases are recorded as additional lease expense on a straight-line basis recognized over the term of the related leases.
See Notes 3 and 14 for a discussion regarding the amendment of the Company’s master lease with Omega in 2006 and the termination of leases for certain facilities.
Classification of Expenses
The Company classifies all expenses (except stock based compensation, interest, depreciation and lease expenses) that are associated with its corporate and regional management support functions as general and administrative expenses. All other expenses (except professional liability, interest, depreciation and lease expenses) incurred by the Company at the facility level are classified as operating expenses.
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
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the recoverability of the carrying values of its properties on a property by property basis. On a quarterly basis, the Company reviews its properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable. The need to recognize an impairment is based on estimated future cash flows from a property compared to the carrying value of that property. If recognition of an impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property. See Note 5 for discussion of impairment provisions recorded in 2005 and 2004.

Cash and Cash Equivalents
Cash and cash equivalents include cash on deposit with banks and all highly liquid investments with original maturities of three months or less.
Restricted Cash
Restricted cash consists of funds on deposit with a bank securing certain obligations.
Deferred Financing and Other Costs
The Company records deferred financing costs for expenditures related to borrowing or amending debt and leases. These expenditures include bank and attorneys fees. Financing costs are amortized using the effective interest method over the term of the related debt. The amortization is reflected as interest expense in the accompanying consolidated statements of operations. Deferred lease costs are amortized on a straight-line basis over the term of the related leases. See Note 9.
Cash Restricted for Capital Expenditures
Cash Restricted for Capital Expenditures represent amounts held in a construction escrow account controlled by Capmark Finance Inc. (“Capmark”) from which the Company draws proceeds from as it completes a $1.1 million renovation of a nursing center that is part of the collateral for a mortgage loan. This renovation is expected to be completed near the end of the first quarter in 2007. See Note 9 for further discussion.
Self Insurance
Self insurance reserves primarily represent the accrual for self insured risks associated with general and professional liability claims, employee health insurance and workers compensation. The Company’s health insurance reserve is based on known claims incurred and an estimate of incurred but unreported claims determined by an analysis of historical claims paid. The Company’s workers compensation reserve relates primarily to periods of self insurance prior to May 1997 and consists of an estimate of the future costs to be incurred for the known claims.
The Company retains a third-party actuarial firm to estimate the appropriate accrual for incurred general and professional liability claims. The actuary primarily uses historical data regarding the frequency and cost of the Company’s claims over a multi-year period and information regarding the Company’s number of occupied beds to develop estimates of the Company’s ultimate professional liability cost for current periods. The actuary estimates the Company’s professional liability accrual for past periods by using currently-known information to adjust the initial reserve that was created for that period. All losses are projected on an undiscounted basis. The self insurance reserves include estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of related legal costs incurred and expected to be incurred.
One of the key assumptions in the actuarial analysis is that historical losses provide an accurate forecast of future losses. Changes in legislation such as tort reform, changes in our financial condition, changes in our risk management practices and other factors may affect the severity and frequency of claims incurred in future periods as compared to historical claims.
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
General and professional liability claims are inherently uncertain and actual results could differ from estimates and cause the Company’s reported net income to vary significantly from period to period. The self-insurance reserves are assessed on a quarterly basis based on currently available information. The amounts recorded for professional and general liability claims are adjusted for revisions in estimates and differences between actual settlements and reserves as determined each period with changes in estimated losses being recorded in the consolidated statements of operations in the period identified.
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
Foreign Operations and Currency Translation Policies
The results of operations and the financial position of the Canadian operations have been prepared from records maintained in Canada and translated at the respective average rates (for purposes of the consolidated statements of operations) and respective year-end rates (for purposes of the consolidated balance sheets). Translation gains and losses are reported as a component of accumulated other comprehensive income in shareholders’ equity. As discussed in Note 10, these Canadian operations were sold in 2004 and as a result the accumulated foreign currency translation gains and losses were realized and recognized in income from discontinued operations as part of the gain on sale.
Net Income per Common Share
The Company utilizes SFAS No. 128, “Earnings Per Share,” for the financial reporting of net income per common share. Basic earnings per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or otherwise resulted in the issuance of common stock that then shared in the earnings of the Company.

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
Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and the related Interpretations (“APB No. 25”). Under APB No. 25, no compensation cost related to stock options was recognized because all options were issued with exercise prices equal to the fair market value at the date of grant. Because the Company elected to use the modified prospective method in adopting the provisions of SFAS No. 123R, results for prior periods have not been restated. Had compensation cost for the Company’s stock-based compensation plans in prior periods been determined consistent with SFAS No. 123R, the Company’s net income for common stock and net income per common share would not have differed from the amounts reported for 2005 and 2004.
See Note 11 for additional disclosures about the Company’s stock-based compensation plans.
Recent Accounting Pronouncements
On July 13, 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. Earlier application is permitted as long as the enterprise has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company does not expect the adoption of FIN 48 to have a material impact on its financial position, results of operations or cash flows.
In September 2006, the FASB issued SFAS No. 157; “Fair Value Measurements” (“SFAS No. 157”). This new standard provides guidance for using fair value to measure assets and liabilities and establishes a fair value hierarchy that prioritizes the information used to develop the measurements. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The provisions of Statement 157 are effective for the Company beginning January 1, 2007. Earlier application is permitted, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company does not expect the adoption of this new standard to have a material impact on its financial position.
Reclassifications
As discussed in Note 10, the consolidated financial statements of the Company have been reclassified to reflect as discontinued operations certain divestitures and lease terminations. Certain amounts in the 2005 and 2004 financial statements related to continuing operations have also been reclassified to conform to the 2006 presentation.

3.	TRANSACTION WITH OMEGA

On October 20, 2006 the Company and Omega entered into a Restructuring Stock Issuance and Subscription Agreement (“Restructuring Agreement”) to restructure its Series B Redeemable Convertible Preferred Stock held by Omega, eliminating the option of Omega to convert the Preferred Stock into shares of Advocat common stock. Advocat and Omega also entered into a Third Amendment to Consolidated Amended and Restated Master Lease (“Lease Amendment”) to extend the term of its lease covering 29 nursing centers it currently leases from Sterling Acquisition Corp., a wholly-owned subsidiary of Omega. In addition, Omega agreed to provide up to $5 million to fund capital improvements made to certain nursing centers by June 30, 2008.

Preferred Stock Restructuring-

Under the terms of the Restructuring Agreement, the Series B Redeemable Convertible Preferred Stock (“Series B Preferred Stock”) held by Omega was exchanged for a new Series C Preferred Stock that is not convertible.

At the time of the Restructuring Agreement, the Series B Preferred Stock had a recorded value (including accrued dividends) of approximately $4.9 million. The Series B Preferred Stock accrued dividends at an annual rate of 7% of the stated value, compounded quarterly, and was convertible into approximately 792,000 shares of common stock.

The Restructuring Agreement required the Company to issue to Omega 5,000 shares of Series C Preferred Stock in exchange for the 393,658 shares of Series B Preferred Stock held by Omega. The new Series C Preferred Stock has a stated value of approximately $4.9 million and carries an annual dividend rate of 7% of its stated value. The Series C Preferred Stock pays quarterly cash dividends. The Series C Preferred Stock is not convertible, but is redeemable at its stated value at Omega’s option after September 30, 2010, and is redeemable at its stated value at the Company’s option after September 30, 2007, subject to certain limitations. In connection with the termination of the conversion feature, the Company agreed to pay Omega an additional $687,000 annually under the Lease Amendment.

The Company recorded the fair value of the elimination of the conversion feature as a reduction in Paid In Capital with an offsetting increase to record a premium on the Series C Preferred Stock. As a result, the Series C Preferred Stock was initially recorded at a total value of $11.6 million, equal to the stated value of the Series B Preferred Stock ($4.9 million) plus the negotiated value of the conversion feature, $6.7 million. The agreed upon additional rental payments of $687,000 annually were discounted over the twelve year term of the renewal so that the net present value of the payments equals the $6.7 million preferred stock premium. As payments are made, the preferred stock premium is reduced, interest expense is recorded and cash is reduced.

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

Master Lease Amendment-

Under the terms of the Lease Amendment, Advocat and Omega also agreed to amend and renew the master lease covering 29 nursing centers. The initial term of the lease was set to expire in September 2010, with a ten year renewal option. The amended master lease commenced on October 1, 2006, and extends to September 30, 2018. The Lease Amendment also provides for a renewal option of an additional twelve years. Other than the change in rent associated with the restructuring of the preferred stock described above, there was no change in the base rental amounts as a result of the Lease Amendment. Consistent with prior terms, the lease provides for annual increases in lease payments equal to the lesser of two times the increase in the consumer price index or 3 percent. Under generally accepted accounting principles, the Company reports these scheduled rent increases on a straight line basis over the 12 year term of the renewal period. As a result of accruing the scheduled rent increases, the Company’s annual rent expense increased by approximately $2.7 million effective October 1, 2006.

This increase has no effect on cash rent payments at the start of the lease term, and will only result in additional cash outlay as the 3 percent annual increases take effect each year.
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

$190,804,000

The Company’s rent expense, recorded on a straight line basis, will be $15.5 million annually as of October 1, 2006.
In addition, Omega agreed to provide up to $5 million to fund capital improvements made to certain nursing centers by June 30, 2008. This funding is an addition to $5 million provided in 2005. The annual base rent related to these nursing centers will be increased to reflect the amount of capital improvements made to the facilities. See Note 14.
4. RECEIVABLES
Receivables, before the allowance for doubtful accounts, consist of the following components:

	December 31,
	2006	2005
Medicare	$7,567,000	$7,466,000
Medicaid and other non-federal government programs	7,810,000	8,563,000
Other patient and resident receivables	3,282,000	2,904,000
Other receivables and advances	365,000	936,000

	$19,024,000	$19,869,000

The Company provides credit for a substantial portion of its revenues and continually monitors the credit-worthiness and collectibility from its clients, including proper documentation of third-party coverage. The Company is subject to accounting losses from uncollectible receivables in excess of its reserves.
Substantially all receivables are provided as collateral on the Company’s debt and lease obligations.

5.	ASSET IMPAIRMENT AND OTHER CHARGES

The Company has recorded various asset impairment and other charges as presented below:

	2006	2005	2004
Impairment of long-lived assets	$—	$4,397,000	$8,419,000
Lease terminations	—	—	341,000

	—	4,397,000	8,760,000

Less – amount included in discontinued operations	—	4,397,000	8,541,000

Asset impairment and other charges included in continuing operations	$—	$—	$219,000

In 2005 and 2004, the Company recorded asset impairment charges of $4,397,000 and $8,419,000, respectively, for the impairment of certain long-lived assets in accordance with the provisions of SFAS 144. A detail of the impaired asset charges is as follows:

Description of Impairment	2006	2005	2004
Assisted Living Facilities Impairment Charges – As a result of projected cash flows, impairment charges were recorded in 2005 for eleven assisted living facilities and were recorded in 2004 for six owned assisted living facilities.	$—	$4,397,000	$7,500,000

Nursing Center Impairment Charges – As a result of projected cash flows, impairment charges were recorded in 2004 for five nursing centers, including three leased and two owned facilities.	—	—	919,000

Total impairment of long-lived assets	$—	$4,397,000	$8,419,000

The Company terminated facility leases for three nursing centers in 2004. The Company incurred lease termination charges of approximately $341,000 in 2004 consisting of the remaining net book value of these facilities, costs of completing the transactions and settlement charges.

6.	PROPERTY AND EQUIPMENT

Property and equipment, at cost, consists of the following:

	December 31,
	2006	2005
Land	$1,573,000	$1,573,000
Buildings and leasehold improvements	40,010,000	37,770,000
Furniture, fixtures and equipment	18,676,000	17,709,000

	$60,259,000	$57,052,000

In August 2005, the Company purchased a 120-bed skilled nursing center in Oak Ridge, Tennessee. The Company had operated this facility since 1990 under an operating lease agreement that was to expire in February 2006. The purchase price, approximately $6.7 million, was financed with a mortgage provided by a commercial finance company. The purchase price was allocated to land, buildings and improvements based on estimated fair values.
Substantially all of the Company’s property and equipment are provided as collateral for debt obligations. The Company capitalizes leasehold improvements which will revert back to the lessor of the property at the expiration or termination of the lease, and depreciates these improvements over the shorter of the remaining lease term or the assets’ estimated useful lives.

7.	SHORT-TERM DEBT

Short-term debt consists of the following:

	December 31,
	2006	2005
Mortgages payable to a commercial finance company; secured by 12 assisted living properties; interest at 3.35% above LIBOR; repaid to lender with proceeds of sale of secured properties and new debt classified as long term at December 31, 2006.	$—	$17,690,000

Mortgages payable to a commercial finance company; secured by two nursing centers; interest at 3.50% above LIBOR; refinanced in 2006 as discussed in Note 9.	—	6,885,000

Promissory note payable to a commercial finance company; secured by one nursing center; interest at 3.5% above LIBOR; refinanced in 2006 as discussed in Note 9.	—	3,129,000

Subordinated note payable to Omega; secured by accounts receivable and other assets of the facilities leased from Omega; interest at 7.00%; balloon maturity in September 2007; classified as long term debt at December 31, 2005.	2,534,000	—

Working capital line of credit payable to a bank; maximum availability $2,300,000; secured by certain accounts receivable and substantially all other Company assets; interest payable monthly at bank prime rate plus 0.50% up to a maximum of 9.50%; matures in January 2008.	—	—

	$2,534,000	$27,704,000

As of December 31, 2006, the Company’s weighted average interest rate on short term debt was 7.0%.

In connection with the Restructuring Agreement the old Subordinated Promissory Note convertible at the Company’s option was exchanged for a new Subordinated Note, which is not convertible. The new Subordinated Note is in the principal amount of approximately $2.5 million, bears interest at 7% and matures on September 30, 2007. Except for eliminating the conversion feature and including prior accrued interest into the note balance, the terms of the new Subordinated Note are the same as the original Subordinated Promissory Note.

8.	SETTLEMENT PROMISSORY NOTES

Promissory notes were issued during 2005 and 2004 in settlement of certain professional liability claims and other disputes. The majority of these notes were non-interest bearing, and were discounted at 7.5%, which approximated the Company’s borrowing rate, as shown below (in thousands):

	December 31,
	2006	2005
Promissory notes; non-interest bearing; net of unamortized discount of $1,000, imputed at 7.5%; monthly payments through February 2007.	$124,000	$1,057,000
Promissory note; interest rate of 7%; principal and interest due in monthly payments through February 2007.	4,000	177,000

	128,000	1,234,000
Less current portion	(128,000)	(1,106,000)

	$—	$128,000

9.	LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2006	2005
Mortgage loan payable to a commercial finance company; issued in August 2006; secured by seven nursing centers; payable monthly, interest at 3.75% above LIBOR (9.1% at December 31, 2006)	$22,420,000	$—

Term loan payable to a commercial finance company; issued in August 2006; payable monthly, interest at 6.25% above LIBOR (11.6% at December 31, 2006)	6,434,000	—

Mortgage payable to a commercial finance company; issued in September 2005; secured by one nursing center; interest 4.0% above LIBOR; refinanced in transaction discussed below.	—	7,974,000

Mortgages payable to a commercial finance company; issued in April 2005; secured by one nursing center; interest at 4.0% above LIBOR; refinanced in transaction discussed below.	—	3,671,000

Promissory note payable to a bank; secured by certain accounts receivable and substantially all other Company assets; interest at bank prime rate plus 0.5% up to a maximum of 7.5%; repaid with proceeds from the long term debt financing transaction discussed below.	—	3,052,000

Promissory note payable to a bank; secured by certain property, accounts receivable and substantially all other Company assets; interest at bank prime rate plus 0.5% up to a maximum of 7.5%; repaid with proceeds from the long term debt financing transaction discussed below.	—	2,212,000

Subordinated note payable to Omega; secured by accounts receivable and other assets of the facilities leased from Omega; interest at 7.00%; replaced with new note in October 2006, classified in Short term debt at December 31, 2006.	—	1,700,000

	28,854,000	18,609,000
Less current portion	(4,587,000)	(18,609,000)

	$24,267,000	$—

As of December 31, 2006, the Company’s weighted average interest rate on long-term debt was approximately 9.7%.
As described in Note 10, in May 2006, the Company completed the sale of certain assets of eleven assisted living facilities located in North Carolina for a sales price of $11.0 million. Proceeds from this transaction were used to pay transaction costs and repay a portion of the mortgage debt secured by these facilities.
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

The proceeds of these new loans were used to retire the existing debt and to fund a $1.1 million renovation of a nursing center that is part of the collateral for the mortgage loans. As of December 31, 2006, the remaining loan proceeds restricted for the nursing center renovation, $864,000, are held in an account controlled by the lender and are classified as “cash restricted for capital expenditures,” a non-current asset, in the accompanying balance sheet. In connection with the comprehensive refinancing, the Company made a payment of approximately $2.6 million to reduce outstanding debt and expensed existing deferred financing costs of $194,000 during 2006. The deferred financing costs written off relate to the debt that was retired and are reflected as debt retirement costs on the income statement.
The Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25 year amortization. Interest is based on 30 day LIBOR plus a margin of 3.75%. The mortgage loan is secured by seven owned nursing centers, related equipment, and a second lien on the accounts receivable of these facilities. The Term Note is due in four years, and is payable monthly based on a 25 year amortization. The note provides for additional semi-annual payments of $1.0 million each such that the loan will amortize in full in four years. Any proceeds received upon disposition of any assets securing the Term Note must be paid to Capmark to reduce the balance of the Term Note. During 2006, additional principal payments of $1.7 million were made from such proceeds. In addition, $1.5 million of principal payments were made from such proceeds during 2007. Interest is based on 30 day LIBOR plus a margin of 6.25%. The Term Note is secured by an assignment of a Note Receivable taken in the sale of the Company’s Canadian subsidiary, an assignment of the proceeds from certain workers compensation insurance premium refunds, by certain real estate held for sale, by two owned nursing centers, and a second mortgage on the seven nursing centers securing the Mortgage Loan. The Mortgage Loan and the Term Note are cross-collateralized. In connection with these new loans, the Company recorded total deferred loan costs of $844,000.
On March 17, 2006, the Company entered into a two year renewal of its term notes and working capital line of credit agreements with its primary bank lender. These term notes were repaid with proceeds from the refinance transaction on August 7, 2006, as described above. The working capital line of credit remains in place with the bank lender and no amounts are outstanding under it at December 31, 2006.
Scheduled principal payments of long-term debt are as follows:

2007	$4,587,000
2008	1,088,000
2009	1,598,000
2010	334,000
2011	21,247,000
Thereafter	—

Total	$28,854,000

The Company’s debt agreements contain various financial covenants the most restrictive of which relate to cash flow, debt service coverage ratios, liquidity and limits on the payment of dividends to shareholders. The Company is in compliance with such covenants at December 31, 2006.

10.	DISCONTINUED OPERATIONS

In May 2006, the Company completed the sale of certain assets of eleven assisted living facilities located in North Carolina for a sales price of $11.0 million. In 2005, the Company recorded an impairment charge of $4,397,000 to reduce the net book value of these properties to their estimated realizable value, and no material gain or loss was recognized upon the completion of the sale in 2006. The Company closed its only remaining North Carolina assisted living facility in April 2006 and is continuing its efforts to sell this facility and land.

In May 2004, the Company sold the stock of its Canadian subsidiary DCMS to DCMS Holding, Inc. (“Holding”), a privately-owned Ontario corporation. DCMS operated 14 nursing centers and 24 assisted living facilities in the Canadian provinces of Ontario, British Columbia and Alberta. The sales price was $16.5 million Canadian (approximately $11.8 million US at the May 11, 2004 exchange rate).

Approximately $8.5 million Canadian ($6.1 million US) was received at closing, with the balance, $8.0 million Canadian ($5.7 million US), scheduled to be received in annual installments of $600,000 Canadian ($428,000 US) on the anniversary of the closing for the first four years and a final installment of $5.6 million Canadian ($4.0 million US) on the fifth anniversary of closing. The future payments may be accelerated upon the occurrences of certain events. The installment portion of the purchase price is evidenced by a promissory note that has been discounted to estimated fair value and was initially recorded in the accompanying balance sheet at $4.7 million US. The Company received payments of $718,000 and $589,000 in 2006 and 2005, respectively. The note receivable was $5.3 million at December 31, 2006 with $534,000 classified as current.

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

In November 2004, the Company sold certain assets of its medical supply business, Advocat Distribution Services. The initial sales price was $225,000, with additional consideration based on the results of operations of the business over the two years following the sale. No material gain or loss was realized from the proceeds. A total of $69,000 additional consideration has been received as of December 31, 2006.

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

Assets and liabilities of discontinued operations

Property and equipment of discontinued operations consist of the following:

	December 31,
	2006	2005
Land	$161,000	$2,792,000
Buildings and leasehold improvements	1,846,000	16,711,000
Furniture, fixtures and equipment	231,000	4,683,000

	2,238,000	24,186,000
Less accumulated depreciation	(662,000)	(11,490,000)

Total property and equipment, net	$1,576,000	$12,696,000

11.	SHAREHOLDERS’ EQUITY, STOCK PLANS AND PREFERRED STOCK

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

In accordance with their terms, the Key Personnel Plan and the Director Plan expired in May 2004. Accordingly, no further grants can be made under these plans.

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
The Company recorded stock-based compensation expense for stock options issued under the 2005 Plan of $5,184,000 during the year ended December 31, 2006. This stock-based compensation expense resulted in an increase to paid-in capital of $5,184,000. As of December 31, 2006, there was $93,000 of total remaining compensation costs related to stock-based compensation to be recognized over the applicable remaining vesting periods. The Company estimated the total recognized and unrecognized compensation using the Black-Scholes-Merton option valuation model.
The table below shows the weighted average assumptions the Company used to develop the fair value estimates under its option valuation model.

	Year Ended
	December 31,
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
During the year ending December 31, 2006 approximately 141,000 shares were exercised under these plans generating proceeds of $558,000.
The following table summarizes information regarding stock options outstanding as of December 31, 2006:

	Weighted
Range of	Average	Options
Exercise Prices	Exercise Prices	Outstanding
$8.31 to $10.06	$9.91	27,000
$0.15 to $5.56	$3.94	348,000

		375,000

As of December 31, 2006, the outstanding options have a weighted average remaining life of 7.2 years.

Summarized activity of the stock option plans is presented below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding, December 31, 2003	653,000	$3.78
Exercised	(232,000)	0.50
Expired or canceled	(233,000)	8.22

Outstanding, December 31, 2004	188,000	2.31
Exercised	—	—
Expired or canceled	(2,000)	12.06

Outstanding, December 31, 2005	186,000	2.20

Granted	332,000	5.44
Exercised	(141,000)	3.96
Expired or cancelled	(2,000)	9.75
Outstanding, December 31, 2006	375,000	4.37

Exercisable, December 31, 2006	365,000	$4.34

Series A Preferred Stock
The Company is authorized to issue up to 200,000 shares of Series A preferred stock. The Company’s Board of Directors is authorized to establish the terms and rights of each series, including the voting powers, designations, preferences, and other special rights, qualifications, limitations, or restrictions thereof.
Series B and Series C Preferred Stock
As part of the consideration paid to Omega for restructuring the terms of the Omega Master Lease in November 2000, the Company issued to Omega 393,658 shares of the Company’s Series B Redeemable Convertible Preferred Stock. The Company’s Series B Redeemable Convertible Preferred Stock had a stated value of $3,300,000 and carried an annual dividend rate of 7% of the stated value. The dividends accrued on a daily basis whether or not declared by the Company and compound quarterly. As discussed in Note 3, under the terms of the Restructuring Agreement, the Series B Redeemable Convertible Preferred Stock (“Series B Preferred Stock”) held by Omega was exchanged for a new Series C Preferred Stock that is not convertible.
At the time of the Restructuring Agreement, the Series B Preferred Stock had a recorded value (including accrued dividends) of approximately $4.9 million, accrued dividends at an annual rate of 7% of the stated value, compounded quarterly, and was convertible into approximately 792,000 shares of common stock.
The Company issued 5,000 shares of Series C Preferred Stock to Omega in exchange for the 393,658 shares of Series B Preferred Stock held by Omega. The new Series C Preferred Stock has a stated value of approximately $4.9 million and carries an annual dividend rate of 7% of its stated value. The Series C Preferred Stock will pay quarterly cash dividends. The Series C Preferred Stock is not convertible, but is redeemable at its stated value at Omega’s option after September 30, 2010, and is redeemable at its stated value at the Company’s option after September 30, 2007, subject to certain limitations. In connection with the termination of the conversion feature, the Company agreed to pay Omega an additional $687,000 annually under the Lease Amendment.
The Company recorded the fair value of the elimination of the conversion feature as a reduction in Paid In Capital with an offsetting increase to record a premium on the Series C Preferred Stock. As a result, the Series C Preferred Stock was initially recorded at a total value of $11.6 million, equal to the stated value of the Series B Preferred Stock ($4.9 million) plus the negotiated value of the conversion feature, $6.7 million. The additional rental payments of $687,000 annually were discounted over the twelve year term of the renewal so that the net present value of the payments equals the $6.7 million preferred stock premium. When payments are made, the preferred stock premium is reduced, interest expense is recorded and cash is reduced.
During 2006, Advocat declared and paid dividends of $172,000 on the Series B and Series C Preferred Stock.
The Series C Preferred Stock shares have preference in liquidation but do not have voting rights. The total redemption value is equal to the stated value plus any accrued but unpaid dividends. The liquidation preference value is equal to the redemption value.
12.	NET INCOME (LOSS) PER COMMON SHARE
Information with respect to the calculation of basic and diluted net income ( loss) per common share is presented below:

	2006	2005	2004
Basic net income per common share
Net income from continuing operations	$21,914,000	$30,601,000	$12,529,000
Preferred stock dividends	(340,000)	(318,000)	(297,000)

Net income from continuing operations for common stock	21,574,000	30,283,000	12,232,000
Discontinued operations:
Operating income (loss), net of taxes	144,000	(5,698,000)	(10,038,000)
Gain (loss) on sale, net of taxes	(114,000)	399,000	290,000

Net income (loss) from discontinued operations	30,000	(5,299,000)	(9,748,000)

Net income for common stock	$21,604,000	$24,984,000	$2,484,000

Basic average common shares outstanding	5,784,000	5,725,000	5,660,000

Basic net income (loss) per common share:
Net income from continuing operations	$3.73	$5.29	$2.16

Income (loss) from discontinued operations	0.03	(1.00)	(1.77)
Gain (loss) on sale of discontinued operations	(0.02)	0.07	0.05

Net income (loss) from discontinued operations	0.01	(0.93)	(1.72)

Basic net income per common share	$3.74	$4.36	$0.44

	2006	2005	2004
Diluted net income per common share
Net income from continuing operations for common stock	$21,574,000	$30,283,000	$12,232,000
Add dilutive preferred stock dividends, for effect of assumed conversion of preferred stock	272,000	318,000	297,000
Assumed interest on unpaid dividends	(102,000)	(105,000)	(92,000)

Net income from continuing operations for diluted net income per common share	21,744,000	30,496,000	12,437,000

Discontinued operations:
Operating income (loss), net of taxes	$144,000	$(5,698,000)	$(10,038,000)
Gain (loss) on sale	(114,000)	399,000	290,000

Net income (loss) from discontinued operations	30,000	(5,299,000)	(9,748,000)

Net income for diluted net income per common share	$21,774,000	$25,197,000	$2,689,000

Basic average common shares outstanding	5,784,000	5,725,000	5,660,000
Incremental shares from assumed exercise of stock options	215,000	137,000	167,000
Incremental shares from assumed conversion of preferred stock	508,000	636,000	610,000

Diluted average common shares outstanding	6,507,000	6,498,000	6,437,000

Diluted net income per common share
Net income from continuing operations	$3.34	$4.69	$1.93

Income (loss) from discontinued operations	0.02	(0.87)	(1.56)
Gain (loss) on sale of discontinued operations	(0.01)	0.06	0.05

Net loss from discontinued operations	0.01	(0.81)	(1.51)

Diluted net income per common share	$3.35	$3.88	$0.42

For 2006, 2005 and 2004, the dilutive effects of the Company’s stock options and Series B Redeemable Convertible Preferred Stock are included in the computation of diluted income per common share for the period of time the Series B Preferred Stock was outstanding. See Notes 3 and 11. Under the applicable provisions of the Internal Revenue Code, Omega, as a Real Estate Investment Trust, is limited in the amount of ownership in the Company it can hold. The terms of the Series B Redeemable Convertible Preferred Stock limit the amount of common stock that Omega may receive on such conversion. The computation of diluted earnings per share reflects the effect of these limitations on the number of common shares issued and the effects of interest expense from the assumed issuance of a promissory note for the balance of preferred shares not converted to common stock.

13.	INCOME TAXES

The provision (benefit) for income taxes of continuing operations is composed of the following components:

	Year Ended December 31,
	2006	2005	2004
Current provision :
Federal	$—	$19,000	$202,000
State	223,000	21,000	64,000

	223,000	40,000	266,000

Deferred benefit:
Federal	(8,010,000)	(13,860,000)	—
State	(1,709,000)	—	—

	(9,719,000)	(13,860,000)	—

Provision (benefit) for income taxes of continuing operations	$(9,496,000)	$(13,820,000)	$266,000

A reconciliation of taxes computed at statutory income tax rates on income from continuing operations is as follows:

	Year Ended December 31,
	2006	2005	2004
Provision for federal income taxes at statutory rates	$4,222,000	$5,706,000	$4,350,000
Provision for state income taxes at statutory rates, net of federal benefit	497,000	671,000	512,000
Tax on earnings distributed from foreign subsidiary	—	—	1,320,000
Valuation allowance changes affecting the provision (benefit) for income taxes	(14,553,000)	(20,264,000)	(5,734,000)
Other	338,000	67,000	(182,000)

Provision (benefit) for income taxes	$(9,496,000)	$(13,820,000)	$266,000

The net deferred tax assets and liabilities, at the respective income tax rates, are as follows:

	December 31,
	2006	2005
Current deferred assets:
Allowance for doubtful accounts	$720,000	$564,000
Accrued liabilities	3,362,000	4,478,000

	4,082,000	5,042,000
Less valuation allowance	(145,000)	(2,462,000)

	3,937,000	2,580,000

Current deferred liabilities:
Prepaid expenses	(2,152,000)	(1,576,000)

	$1,785,000	$1,004,000

	December 31,
	2006	2005
Noncurrent deferred assets:
Net operating loss and other carryforwards	$7,153,000	$5,160,000
Deferred lease costs	693,000	840,000
Depreciation	1,344,000	1,604,000
Tax goodwill and intangibles	2,286,000	2,967,000
Stock-based compensation	1,439,000	—
Accrued rent	1,126,000	—
Impairment of long-lived assets	412,000	5,039,000
Noncurrent self-insurance reserves	8,419,000	11,426,000

	22,872,000	27,036,000
Less valuation allowance	(759,000)	(12,995,000)

	22,113,000	14,041,000
Noncurrent deferred liabilities:
Note receivable	(264,000)	(256,000)
Other noncurrent assets	—	(929,000)

	$21,849,000	$12,856,000

The Company has maintained a valuation allowance for its deferred tax assets, as the absence of income in the past, together with the Company’s liquidity and financial position, created uncertainty surrounding the realization of the benefits of the Company’s deferred tax assets in future periods. In 2006 and 2005, the Company recorded a provision for deferred income taxes of approximately $4,834,000 and $4,196,000, respectively, and a decrease in net deferred tax assets. In 2004, the Company utilized valuation allowances of approximately $2,656,000, to offset a corresponding decrease in net deferred tax assets.
In 2006 and 2005, the Company also recorded a deferred tax benefit to reverse approximately $14,553,000 and $18,056,000, respectively, of the valuation allowance on deferred tax assets. During 2006 the Company assessed the valuation allowance on deferred tax assets based on Management’s belief that it is more likely than not that a larger portion of the Company’s net deferred tax assets will be realized due to the Company’s achieved earnings trend and improved liquidity and financial position. The Company considered many factors when assessing the likelihood of future realization of its deferred tax assets including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to the Company, and the comprehensive refinancing of debt in August 2006, as described in Note 9. Prior to the comprehensive refinancing of debt, the Company had net working capital deficits, short-term debt maturities, and was in default of its debt agreements. As a result of the continued improvement in financial results and the completion of the comprehensive refinancing, management believes it has addressed the uncertainties surrounding the realization of the benefits of the Company’s deferred tax assets in future periods.
The Company completed a similar assessment in 2005, and concluded it was more likely than not that some of the Company’s net deferred tax assets will be realized due to the Company’s achieved earnings trend and outlook. However, prior to the completion of the comprehensive refinancing as described above, the uncertainty surrounding the Company’s ability to continue as a going concern impacted management’s assumptions regarding the availability of taxable income in future periods, limiting the amount of net deferred tax assets that could be realized.
The Company continues to maintain a valuation allowance of approximately $904,000 to reduce the deferred tax assets by the amount management believes is more likely not to be utilized through the turnaround of existing temporary differences, future earnings, or a combination thereof. In future periods, the Company will continue to assess the need for and adequacy of the remaining valuation allowance.
The Company received previously undistributed earnings from its Canadian subsidiary in connection with the sale of the subsidiary in 2004, as discussed in Note 10. Deferred income taxes on these undistributed earnings had not been recognized prior to the sale, as they were intended to be permanently reinvested.

At December 31, 2006, the Company had $23,387,000 of net operating losses, which expire at various dates beginning in 2019 and continuing through 2026. During 2005, the Company completed an evaluation of the effect of change in ownership provisions of the Federal tax code on its net operating loss carryforwards, and determined that its net operating losses generated prior to February 2001 are limited by these provisions. At December 31, 2006, losses totaling $11,908,000 are limited by these change in ownership provisions, and their usage is limited to a maximum of approximately $7,042,000. These losses expire beginning in 2019 and continuing through 2021. The Company had provided a full valuation allowance against the net deferred asset related to these operating losses. As of December 31, 2006, the Company has reduced the deferred tax asset and the corresponding valuation allowances by approximately $1,849,000 for net operating loss deductions permanently lost as a result of the change in ownership provisions. At December 31, 2006, the Company had $11,478,000 of net operating losses that are not subject to these limitations, which expire in 2022, 2023 and 2026.
The United States Internal Revenue Code limits the amount of taxable income that may be offset by net operating losses. As a result of these limitations, the Company recorded a current provision for federal income taxes of continuing operations of $19,000 and $202,000 in 2005 and 2004, respectively.
The Canada Customs and Revenue Agency audited the Canadian federal tax return of DCMS, the Company’s Canadian subsidiary sold in 2004 (see Note 10) for the years ended December 31, 2003 and 2002 and proposed certain adjustments to the Company’s tax returns. The adjustments related to the Company’s deductions related to allocation of overhead charges of United States management to DCMS. Under the terms of the sale of DCMS, the Company is liable for any liability that arises from these adjustments. In 2005, the Company recorded a charge for its estimated liability for additional tax, interest and professional fees resulting from these proposed adjustments. The charge is included in discontinued operations.
14.	COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company is committed under long-term operating leases with various expiration dates and varying renewal options. Minimum annual rentals, including renewal option periods (exclusive of taxes, insurance, and maintenance costs) under these leases beginning January 1, 2007, are as follows:

2007	$16,117,000
2008	16,699,000
2009	17,258,000
2010	16,345,000
2011	16,549,000
Thereafter	412,517,000

$495,485,000

Under lease agreements with Omega and others, the Company’s lease payments are subject to periodic annual escalations as described below and in Note 2. Total lease expense for continuing operations was $16,082,000, $15,836,000 and $15,283,000 for 2006, 2005 and 2004, respectively.
Omega Leases
Effective October 1, 2000, the Company entered into a 10-year restructured lease agreement (the “Settlement and Restructuring Agreement”) with Omega that amended the Omega Master Lease. On October 20, 2006, as described in Note 3, the company and Omega also entered into a Third Amendment to Consolidated Amended and Restated Master Lease (“Lease Amendment”) to extend the term of its facilities leased from Omega. All of the accounts receivable, equipment, inventory and other related assets of the facilities leased pursuant to the Omega Master Lease have been pledged as security under the Omega Master Lease and remain so under the Lease Amendment. The initial term of the Omega Master Lease was ten years, expiring September 30, 2010, with a ten-year renewal term at the option of the Company. The amended master lease commenced on October 1, 2006, and extends to September 30, 2018. The Lease Amendment also provides for a renewal option of an additional twelve years. Other than the change in rent associated with the restructuring of the preferred stock described in

Note 3, there was no change in the base rental amounts as a result of the Lease Amendment. Consistent with prior terms, the lease provides for annual increases in lease payments equal to the lesser of two times the increase in the consumer price index or 3 percent. Under generally accepted accounting principles, the Company is required to report these scheduled rent increases on a straight line basis over the 12 year term of the renewal period.
The Omega Master Lease required the Company to fund capital expenditures related to the leased facilities totaling $1,000,000 during the first two years of the initial lease term. The Company is also required to fund annual capital expenditures equal to $325 per licensed bed over the lease term subject to adjustment for increases in the Consumer Price Index. The Company is in compliance with the capital expenditure requirements. Total required capital expenditures during the remaining lease term are $8,636,000. These capital expenditures are being depreciated on a straight-line basis over the initial lease term beginning October 1, 2000.
Upon expiration of the Omega Master Lease or in the event of a default under the Omega Master Lease, the Company is required to transfer all of the leasehold improvements, equipment, furniture and fixtures of the leased facilities to Omega. The assets to be transferred to Omega are being depreciated on a straight-line basis over the lease term beginning October 1, 2000, and will be fully depreciated upon the expiration of the lease.
The 2006 Lease Amendment together with an earlier amendment in 2005 provide financing of up to $10,000,000 to be used to fund renovations to several nursing centers leased from Omega. The initial $5,000,000 in funding obtained from Omega in the 2005 lease amendment has been substantially used to complete renovations during 2006. The annual base rent related to these facilities will be increased to reflect the amount of capital improvements made to the respective facilities. The increase is based on a rate of 10.25% per year of the amount financed under this amendment. The amendments also included provisions to amend certain professional liability insurance requirements of the master lease agreement in order to cure certain defaults under the master lease agreement. As of December 31, 2006, the Company had incurred expenditures of $5,001,000 for these improvements and had received reimbursements totaling $4,699,000 from Omega.
Florida Leases
Effective April 1, 2003, the Company entered into leases for four nursing centers in Florida that had previously been managed by the Company under management contracts. Omega holds mortgages on these properties and the Company makes the lease payments directly to Omega. Through December 31, 2005, the lease provided for additional rent to be imposed based on the profitability of the facilities. The Company evaluated such additional rentals each quarter and recorded additional expense as incurred. Additional rent totaling $412,000 was recorded in 2005. There was no additional rent incurred in 2004.
The term of the leases were extended in December 2005 through February 2010. The lease provides for annual increases equal to the lesser of two times the consumer price index or 3.0% in subsequent years. The amendment eliminated the additional rents imposed based on the profitability of the facilities beginning January 1, 2006. The Company is recording all scheduled rent increases as additional lease expense on a straight-line basis over the remaining lease term. The Company is also required to fund annual capital expenditures equal to $350 per licensed bed over the initial lease term, subject to adjustment for increases in the Consumer Price Index. These required capital expenditures are depreciated on a straight-line basis over the remaining lease term.
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
The Company has essentially exhausted all general and professional liability insurance available for claims first made during the period from March 9, 2001 through March 9, 2007. For claims made during the period from March 10, 2007 through March 9, 2008, the Company maintains insurance with coverage limits of $100,000 per medical incident and total aggregate policy coverage limits of $500,000.
Reserve for Estimated Self-Insured Professional Liability Claims
Because the Company’s actual liability for existing and anticipated claims will exceed the Company’s limited insurance coverage, the Company has recorded total liabilities for professional liability and other claims of $25.7 million as of December 31, 2006. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis.
The Company retains a third-party actuarial firm to estimate the appropriate accrual for incurred general and professional liability claims. For current periods, the actuary primarily uses historical data regarding the frequency and cost of claims over a multi-year period and information regarding the number of occupied beds to develop its estimates of the Company’s ultimate professional liability cost for current periods. The actuary estimates the professional liability accrual for older periods by using currently-known information to adjust the initial reserve that was created for that period. On a quarterly basis, the Company obtains reports of its incurred claims and lawsuits from insurers and a third party claims administrator. The actuary uses this information to determine the timing of claims reporting and the development of reserves, and compares the information obtained to its original estimates of liability. Based on the actual claim information obtained and on estimates regarding the number and cost of additional claims anticipated in the future, the reserve estimate for a particular prior period may be revised upward or downward on a quarterly basis. Final determination of our actual liability for claims incurred in any given period is a process that takes years.
The following summarizes the Company’s accrual for professional liability and other claims for each policy year as of the end of the period:

	December 31,
	2006	2005
Policy Year End March 9,
2007	$6,992,000	$—
2006	7,629,000	10,492,000
2005	6,042,000	12,722,000
2004	3,228,000	6,351,000
2003	1,093,000	3,137,000
2002 and earlier	733,000	1,825,000

	$25,717,000	$34,527,000

The Company’s cash expenditures for self-insured professional liability costs were $3,361,000, $4,111,000 and $3,286,000 for 2006, 2005 and 2004, respectively.

Although the Company retains a third-party actuarial firm to assist management, professional and general liability claims are inherently uncertain, and the liability associated with anticipated claims is very difficult to estimate. As a result, the Company’s actual liabilities may vary significantly from the accrual, and the amount of the accrual has and may continue to fluctuate by a material amount in any given quarter. Each change in the amount of this accrual will directly affect the Company’s reported earnings and financial position for the period in which the change in accrual is made.
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
Other Insurance
With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. The Company is completely self-insured for workers compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. The Company has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate. The liability recorded by the Company for the self-insured obligations under these plans is $474,000 as of December 31, 2006.
Effective June 30, 2003, the Company entered into new workers compensation insurance programs that provide coverage for claims incurred, with premium adjustments depending on incurred losses. The Company accounts for premium expense under these policies based on its estimate of the level of claims expected to be incurred. As of December 31, 2006, the Company has recorded estimated premium refunds due under these programs totaling approximately $3.5 million included in “insurance refunds receivable” in the accompanying balance sheet. Any adjustments of future premiums for workers compensation policies and differences between actual settlements and reserves for self-insured obligations are included in expense in the period finalized.
The Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $932,000 at December 31, 2006. The differences between actual settlements and reserves are included in expense in the period finalized.
Employment Agreements
The Company has employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.5 times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change in control of the Company (as defined). The maximum contingent liability under these agreements is approximately $1.8 million. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by the employee or the Company. In addition, upon the occurrence of any triggering event, certain executives may elect to require the Company to purchase options granted to them for a purchase price equal to the difference in the fair market value of the Company’s common stock at the date of termination versus the stated option exercise price. Based on the closing price of our common stock on December 31, 2006, the maximum contingent liability for the repurchase of the currently vested options is approximately $2.9 million. No amounts have been accrued for this contingent liability.
Health Care Industry and Legal Proceedings
The health care industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government health care program participation requirements, reimbursement for patient services, quality of resident care and Medicare and Medicaid fraud and abuse. Over the last several years, government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of fraud and abuse statutes and regulations as well as laws and regulations governing quality of care issues in the skilled nursing profession in general. Violations of these laws and regulations could result in exclusion from government health care programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Compliance with such laws and regulations is subject to ongoing government review and interpretation, as well as regulatory actions which may be unknown or unasserted at this time. The Company is involved in regulatory actions of this type from time to time. Additionally, changes in these laws and regulations, such as reimbursement policies of Medicare and Medicaid programs as a result of budget cuts by federal and state governments or other legislative and regulatory actions, have had a material adverse effect on the industry and the Company’s financial position, results of operations, and cash flows. Future federal budget legislation and federal and state regulatory changes may negatively impact the Company.
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
As of December 31, 2006, the Company is engaged in 18 professional liability lawsuits. Three of these matters are currently scheduled for trial within the next year. The ultimate results of these or any other of the Company’s professional liability claims and disputes cannot be predicted. The Company has limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against the Company in one or more of these legal actions could have a material adverse impact on the Company’s financial position and cash flows.
In the course of the Company’s business, it is periodically involved in governmental investigations, regulatory and administrative proceedings and lawsuits relating to its compliance with regulations and laws governing its operations, including reimbursement laws, fraud and abuse laws, elderly abuse laws, and state and federal false claims acts and laws governing quality of care issues. A finding of non-compliance with any of these governing laws or regulations in any such lawsuit, regulatory proceeding or investigation could have a material adverse impact on the Company’s financial condition, cash flows or results of operations and could also subject it to fines, penalties and damages. Moreover, the Company could be excluded from the Medicare, Medicaid or other state or federally-funded health care programs, which would also have a material adverse impact on its financial condition, cash flows or results of operations.
Reimbursement
In 2005, the Centers for Medicare and Medicaid Services (“CMS”) issued the final rule for the refinement of the Resource Utilization Group (“RUG”) system and provided for the elimination of the reimbursement add-ons for high acuity patients. In addition, Congress implemented a market basket adjustment of approximately 3.1% designed to increase reimbursement for the effects of inflation. The actual amount of the market basket adjustments is adjusted based on various factors. The market basket adjustment that became effective October 1, 2006 resulted in an average increase of approximately 2.1% for the Company’s facilities as a group, and increased our revenue by approximately $0.1 million per month.

Certain per person annual Medicare Part B reimbursement limits on therapy services became effective January 1, 2006. Subject to certain exceptions, the limits impose a $1,740 per patient annual ceiling on physical and speech therapy services, and a separate $1,740 per patient annual ceiling on occupational therapy services. CMS established an exception process to permit therapy services in certain situations, and the majority of services the Company provided were reimbursed under the exceptions. On December 9, 2006, Congress passed the Tax Relief and Health Care Act of 2006 (TRHCA) which includes an extension of the existing exceptions process through December 31, 2007. If the exception process is discontinued after 2007, it is expected that the reimbursement limitations will reduce therapy revenues and negatively impact the Company’s operating results and cash flows.
The Federal Deficit Reduction Act of 2005 mandates reducing by 30% the amount that Medicare reimburses nursing centers and other non-hospital providers for bad debts arising from uncollectible Medicare coinsurance and deductibles for those individuals that are not dually eligible for Medicare and Medicaid. The reduction is to be phased in over a three year period with 10% during fiscal 2006, 20% during fiscal 2007 and 30% thereafter. This provision is not expected to have a material impact on the Company’s operating results.
The TRHCA passed by Congress on December 9, 2006 reduces the maximum federal matching under Medicare provider assessments to 5.5% of aggregate Medicaid outlays. This reduction in funding will become effective for fiscal years beginning after January 1, 2008. The Congressional action eliminated a regulatory effort proposed by the President’s proposed fiscal year 2007 federal budget to reduce the allowable federal matching share from 6% to 3%. The new law is expected to have an adverse effect in those states where the tax percentage exceeds 5.5%. The budget proposed by President Bush for the government’s 2007 fiscal year includes a number of proposed reductions to Medicare reimbursement for nursing homes and also appears to challenge certain Federal matching programs that benefit many of the state Medicaid programs, including several of the states in which the Company operates. In the event the Federal government reduces the amount of state funding eligible for the Federal matching program, there will be pressure on the states to reduce current reimbursement levels. If the states reduce the Medicaid reimbursement in response to any Federal action, it is expected that the reduction in revenues would have a material effect on the Company’s operating results. The Company is unable to quantify the impact that these possible reimbursement cuts would have on it.
Reduction in health care spending has become a national priority in the United States, and the field of health care regulation and reimbursement is a rapidly evolving one. For the fiscal year ended December 31, 2006, the Company derived 30.5% and 56.5% of its total patient revenues related to continuing operations from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on its profitability. The Company is unable to predict which reform proposals or reimbursement limitations will be adopted in the future, or the effect such changes would have on its operations.
The Company will attempt to increase revenues from non-governmental sources to the extent capital is available to do so, if at all. However, private payors, including managed care payors, are increasingly demanding that providers accept discounted fees or assume all or a portion of the financial risk for the delivery of health care services. Such measures may include capitated payments, which can result in significant losses to health care providers if patients require expensive treatment not adequately covered by the capitated rate.
15.	RELATED PARTIES
The Company commenced operations effective with an initial public offering of common stock in May 1994. The Company’s predecessor operations were in companies owned or controlled by Counsel. From the Company’s inception through November 1996, the Company had two directors who are directors and key executives of Counsel. Until the sale of DCMS, as discussed in Note 10, the Company provided management services for nine facilities owned by two Canadian limited partnerships. Management fees from these facilities totaled $522,000 for 2004, and are included in Income from Discontinued Operations in the accompanying consolidated financial statements. Counsel leased seven of these facilities from one of the partnerships.

The Company leased 8 facilities from Counsel. As discussed in Note 14, following the sale of DCMS and the expiration of leases for facilities in the United States, the Company no longer leases any facilities from Counsel. Lease expense related to the facilities leased from Counsel totaled $590,000 in 2004, and is included in Discontinued Operations in the accompanying consolidated financial statements.
     16. QUARTERLY FINANCIAL INFORMATION (Unaudited)
Selected quarterly financial information for each of the quarters in the years ended December 31, 2006 and 2005 is as follows:

	Quarter
2006	First	Second	Third	Fourth
Net revenues	$53,187,000	$53,895,000	$53,891,000	$55,790,000

Professional liability expense (benefit)(1)	(2,147,000)	(3,853,000)	910,000	250,000

Net income from continuing operations(2)	6,565,000	3,522,000	9,470,000	2,357,000

Income (loss) from discontinued operations	126,000	(76,000)	(26,000)	6,000

Net income for common stock	$6,608,000	$3,361,000	$9,358,000	$2,277,000

Basic net income per common share:
Net income from continuing operations	$1.13	$.60	$1.62	$0.39
Income (loss) from discontinued operations	.02	(.02)	—	—

Net income per common share	$1.15	$.58	$1.62	$0.39

Diluted net income per common share:
Net income from continuing operations	$1.00	$.53	$1.39	$0.37
Income (loss) from discontinued operations	.02	(.01)	—	—

Net income per common share	$1.02	$.52	$1.39	$0.37

(1)	The Company’s quarterly results are significantly affected by the amounts recorded for professional liability expense, as discussed further in Note 14. The amount of expense (benefit) recorded for professional liability in each quarter of 2006 is set forth in the table above.

(2)	Net income includes income tax benefit of $729,000, $387,000, $7,972,000 and $408,000 for the first, second, third and fourth quarters, respectively, as further discussed in Note 13.

	Quarter
2005	First	Second	Third	Fourth
Net revenues	$48,884,000	$49,607,000	$51,423,000	$53,744,000

Professional liability expense (benefit)(1)	(7,242,000)	1,461,000	968,000	851,000

Net income from continuing operations(2)	8,941,000	1,761,000	2,017,000	17,882,000	(2)

Income (loss) from discontinued operations(3)	23,000	(127,000)	(246,000)	(4,949,000	)(3)

Net income for common stock	$8,886,000	$1,556,000	$1,690,000	$12,852,000

Basic net income per common share:
Net income from continuing operations	$1.55	$0.29	$0.34	$3.11
Loss from discontinued operations	—	(0.02)	(0.05)	(0.87)

Net income per common share	$1.55	$0.27	$0.29	$2.24

Diluted net income per common share:
Net income from continuing operations	$1.37	$0.27	$0.31	$2.75
Income (loss) from discontinued operations	0.01	(0.02)	(0.04)	(0.76)

Net income per common share	$1.38	$0.25	$0.27	$1.99

(1)	The Company’s quarterly results are significantly affected by the amounts recorded for professional liability expense, as discussed further in Note 14. The amount of expense (benefit) recorded for professional liability in each quarter of 2005 is set forth in the table above.

(2)	Includes $13.9 million deferred tax benefit, as further discussed in Note 13.

(3)	Includes asset impairment and other charges of $4.4 million, as further discussed in Note 5.

ADVOCAT INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
OF CONTINUING OPERATIONS
(in thousands)

Column A	Column B		Column C		Column D	Column E
		Additions			Deductions
	Balance
	at	Charged				Balance
	Beginning	to	Charged		(Write-offs)	at
	of	Costs and	to Other		net of	End of
Description	Period (1)	Expenses	Accounts(1)	Other	Recoveries	Period
Year ended December 31, 2006:
Allowance for doubtful accounts	$1,722	$1,631	$(17)	$—	$(1,214)	$2,122
Year ended December 31, 2005:
Allowance for doubtful accounts	$1,712	$1,560	$164	$—	$(1,714)	$1,722
Year ended December 31, 2004:
Allowance for doubtful accounts	$1,799	$1,359	$384	$—	$(1,830)	$1,712

(1)	As discussed in Note 10 of the Consolidated Financial Statements, the Company has presented the results of certain divestiture and lease termination transactions as discontinued operations. Apart from the sale of the Canadian operations, the other divestiture and lease termination transactions generally resulted in the surrender of property and equipment in the facilities, but did not result in the sale of accounts receivable or other current assets or the assumption of current liabilities or debt. Accordingly, such current assets and liabilities were not reclassified to discontinued operations. This schedule sets forth amount of provision for doubtful accounts charged to discontinued operations separately for discontinued operations other than the Canadian operations. The amounts related to the Canadian operations are disclosed separately in the next schedule.

S-1

ADVOCAT INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
OF DISCONTINUED CANADIAN OPERATIONS
(in thousands)

Column A	Column B		Column C		Column D	Column E
		Additions			Deductions
Balance
	at	Charged				Balance
	Beginning	to	Charged		(Write-offs)	at
	of	Costs and	to Other		net of	End of
Description	Period (1)	Expenses	Accounts	Other(2)	Recoveries	Period
Year ended December 31, 2006:
Allowance for doubtful accounts	$—	$—	$—	$—	$—	$—
Year ended December 31, 2005:
Allowance for doubtful accounts	$—	$—	$—	$—	$—	$—
Year ended December 31, 2004:
Allowance for doubtful accounts	$29	$5	$—	$(28)	$(6)	$—

(1)	As discussed in Note 10 of the Consolidated Financial Statements, the Company has presented the results of certain divestitures as discontinued operations. The receivables and related allowance for doubtful accounts of the Canadian operations were reclassified to discontinued operations. This schedule sets forth the amounts related solely to Canadian operations.

(2)	The Canadian operations were sold in May 2004, and all related accounts were removed in recording the sale.

S-2