Form 10-Q
period 2007-03-31
ADVOCAT INC
filed 2007-05-09
CIK 919956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
CHECK ONE:

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2007
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
Yes ☐ No ☑
5,871,287
(Outstanding shares of the issuer’s common stock as of May 1, 2007)

Part I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
ADVOCAT INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$12,428	$12,344
Restricted cash	25	25
Receivables, less allowance for doubtful accounts of $2,036 and $2,122, respectively	15,971	16,902
Current portion of note receivable	541	534
Prepaid expenses and other current assets	3,223	2,681
Insurance refunds receivable	2,121	3,519
Deferred income taxes	2,410	1,785

Total current assets	36,719	37,790

PROPERTY AND EQUIPMENT, at cost	61,644	59,954
Less accumulated depreciation	(33,618)	(32,757)
Discontinued operations, net	1,576	1,576

Property and equipment, net	29,602	28,773

OTHER ASSETS:
Deferred income taxes	20,874	21,849
Note receivable, net of current portion	4,880	4,758
Deferred financing and other costs, net	836	905
Cash restricted for capital expenditures	202	864
Other assets	2,080	1,962

Total other assets	28,872	30,338

	$95,193	$96,901

(Continued)

ADVOCAT INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(continued)

	March 31,	December 31,
	2007	2006
	(Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt	$3,277	$4,587
Current portion of settlement promissory notes	—	128
Short-term debt	2,534	2,534
Trade accounts payable	4,397	4,566
Accrued expenses:
Payroll and employee benefits	8,028	9,363
Current portion of self-insurance reserves	5,270	4,838
Other current liabilities	3,666	3,600

Total current liabilities	27,172	29,616

NONCURRENT LIABILITIES:
Long-term debt, less current portion	23,964	24,267
Self-insurance reserves, less current portion	21,330	22,159
Other noncurrent liabilities	6,655	5,733

Total noncurrent liabilities	51,949	52,159

COMMITMENTS AND CONTINGENCIES

SERIES C REDEEMABLE PREFERRED STOCK
$.10 par value, 5,000 shares authorized, issued and outstanding, including premium of $5,946 and $6,371 at March 31, 2007 and December 31, 2006, respectively.	10,864	11,289

SHAREHOLDERS’ EQUITY:
Series A preferred stock, authorized 200,000 shares, $.10 par value, none issued and outstanding	—	—
Common stock, authorized 20,000,000 shares, $.01 par value, 5,871,000 and 5,866,000 shares issued and outstanding, respectively	59	59
Paid-in capital	15,220	15,123
Accumulated deficit	(10,071)	(11,345)

Total shareholders’ equity	5,208	3,837

	$95,193	$96,901

The accompanying notes are an integral part of these interim consolidated balance sheets.

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2007	2006
PATIENT REVENUES, net	$54,592	$52,647

EXPENSES:
Operating	41,740	40,090
Lease	4,596	3,825
Professional liability	423	(2,276)
General and administrative	4,078	3,481
Stock-based compensation	69	—
Depreciation	909	935

Total expenses	51,815	46,055

OPERATING INCOME	2,777	6,592

OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	47	(9)
Other income	—	207
Interest income	251	183
Interest expense	(816)	(999)

	(518)	(618)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,259	5,974
PROVISION (BENEFIT) FOR INCOME TAXES	879	(729)

NET INCOME FROM CONTINUING OPERATIONS	1,380	6,703

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Operating income (loss), net of taxes of $11 and $0, respectively	16	(20)
Gain (loss) on sale, net of taxes of $(23) and $0, respectively	(35)	8

DISCONTINUED OPERATIONS	(19)	(12)

NET INCOME	1,361	6,691
PREFERRED STOCK DIVIDENDS	86	83

NET INCOME FOR COMMON STOCK	$1,275	$6,608

NET INCOME PER COMMON SHARE:
Per common share – basic
Continuing operations	$0.22	$1.15
Discontinued operations	0.00	0.00

	$0.22	$1.15

Per common share – diluted
Continuing operations	$0.21	$1.03
Discontinued operations	0.00	(0.01)

	$0.21	$1.02

WEIGHTED AVERAGE COMMON SHARES:
Basic	5,870	5,740

Diluted	6,126	6,503

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,361	$6,691
Discontinued operations	(19)	(12)

Net income from continuing operations	1,380	6,703
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation	909	935
Provision for doubtful accounts	110	339
Deferred income tax provision (benefit)	350	(778)
Provision for (benefit from) self-insured professional liability, net of cash payments	(472)	(2,975)
Stock based compensation	69	—
Amortization of deferred balances	69	51
Provision for leases in excess of cash payments	583	8
Gain on sale of bed license	—	(207)
Foreign currency transaction gain (loss)	(47)	9
Non-cash interest expense	—	43
Non-cash interest income	(30)	(108)

Net cash provided by operating activities before changes in other assets and liabilities	2,921	4,020
Changes in other assets and liabilities affecting operating activities:
Receivables, net	755	323
Prepaid expenses and other assets	737	(213)
Trade accounts payable and accrued expenses	(1,532)	(1,880)

Net cash provided by continuing operations	2,881	2,250
Discontinued operations	40	176

Net cash provided by operating activities	2,921	2,426

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,737)	(563)
Proceeds from sale of discontinued operations and bed license	—	268
Decrease in restricted cash deposits	—	275
Decrease in cash restricted for capital expenditures	662	—
Deposits and other deferred balances	—	(29)

Net cash used by continuing operations	(1,075)	(49)
Discontinued operations	—	(10)

Net cash used by investing activities	(1,075)	(59)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(1,617)	(1,529)
Proceeds from exercise of stock options	27	4
Payment of preferred stock dividends	(86)	—
Payment for preferred stock restructuring	(86)	—
Financing costs	—	(17)

Net cash used by financing activities	(1,762)	(1,542)

(Continued)

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)
(continued)

	Three Months Ended March 31,
	2007	2006
NET INCREASE IN CASH AND CASH EQUIVALENTS	$84	$825

CASH AND CASH EQUIVALENTS, beginning of period	12,344	7,070

CASH AND CASH EQUIVALENTS, end of period	$12,428	$7,895

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$707	$913

Cash payments of income taxes	$176	$140

NON-CASH TRANSACTIONS:
During the three month period ended March 31, 2006, the Company accrued, but did not pay, Preferred Stock dividends of $83,000.
The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND 2006
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
As of March 31, 2007, the Company’s continuing operations consist of 42 nursing centers with 4,405 licensed nursing beds and 66 assisted living units. The Company’s continuing operations include nine owned nursing centers and 33 leased nursing centers. The Company’s continuing operations include centers in Alabama, Arkansas, Florida, Kentucky, Ohio, Tennessee, Texas and West Virginia.
2. BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The interim consolidated financial statements for the three month periods ended March 31, 2007 and 2006, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the Company’s financial position at March 31, 2007 and the results of operations and cash flows for the three month periods ended March 31, 2007 and 2006. The Company’s consolidated balance sheet at December 31, 2006 was derived from the Company’s audited consolidated financial statements as of December 31, 2006.
The results of operations for the three month periods ended March 31, 2007 and 2006 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
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
Reserve for Estimated Self-Insured Professional Liability Claims-
Because the Company anticipates that its actual liability for existing and anticipated claims will exceed the Company’s limited professional liability insurance coverage, the Company has recorded total liabilities for professional liability and other claims of $25.3 million as of March 31, 2007. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis.
The Company records its estimated liability for these professional liability claims based on the results of a third-party actuarial analysis. Each quarter, amounts are added to the accrual for estimates of anticipated liability for claims incurred during that period. These estimates are assessed and adjusted quarterly as claims are actually reported, as lawsuits are filed, and as those actions are actually resolved. As indicated by the chart of reserves by policy year set forth below, final determination of the Company’s actual liability for claims incurred in any given period is a process that takes years. At each quarter end, the Company records any revisions in estimates and differences between actual settlements and reserves, with changes in estimated losses being recorded in the consolidated statements of income in the period identified. Any increase in the accrual decreases income in the period, and any reduction in the accrual increases income during the period.
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
The following summarizes the Company’s accrual for professional liability and other claims for each policy year as of the end of the period:

	March 31,	December 31,
	2007	2006
Policy Year End March 9,
2008	$515,000	$—
2007	7,780,000	6,992,000
2006	7,555,000	7,629,000
2005	5,212,000	6,042,000
2004	2,660,000	3,228,000
2003 and earlier	1,535,000	1,826,000

	$25,257,000	$25,717,000

Other Insurance-
With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. The Company is completely self-insured for workers compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. The Company has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate. The liability recorded by the Company for the self-insured obligations under these plans is $0.4 million as of March 31, 2007.
Effective June 30, 2003, the Company entered into workers compensation insurance programs that provide coverage for claims incurred, with premium adjustments depending on incurred losses. The Company accounts for premium expense under these policies based on its estimate of the level of claims expected to be incurred. As of March 31, 2007, the Company has recorded estimated premium refunds due under these programs totaling approximately $2.1 million included in “insurance refunds receivable” in the accompanying balance sheet. Any adjustments of future premiums for workers compensation policies and differences between actual settlements and reserves for self-insured obligations are included in expense in the period finalized.
The Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $0.9 million at March 31, 2007. The differences between actual settlements and reserves are included in expense in the period finalized.
4. STOCK-BASED COMPENSATION
In March 2007 the Compensation Committee of the Board of Directors approved the grant of 107,700 Stock only Stock Appreciation Rights (“SOSARs”) at an exercise price of $11.59, the market price of the Company’s common stock on the date the SOSARs were granted. The SOSARs will vest one-third on the first, second, and third anniversaries of the grant date.
As a result of the SOSARs granted the Company recorded an additional $45,000 in stock-based compensation expense for the three months ended March 31, 2007. As of March 31, 2007, there was approximately $1,054,000 of remaining compensation costs related to the SOSARs granted to be recognized over the remaining vesting period. The Company estimated the total recognized and unrecognized compensation using the Black-Scholes-Merton (“BSM”) option valuation model.
The table below shows the weighted average assumptions the Company used to develop the fair value estimates for the SOSAR grants.

Expected volatility (range)	133% - 143%
Risk free interest rate (range)	4.45% - 4.46%
Expected dividends	—
Weighted average expected term (years)	6.0
In computing the fair value estimates the exercise price of the SOSARs and the market price of the Company’s stock were both $11.59. The Company used an expected volatility that equals the historical volatility over the most recent period equal to the expected life of the options. The risk free interest rate is based on the U.S. treasury yield curve in effect at the time of grant. The Company used an expected dividend yield of zero since it has not paid cash dividends on its common stock and estimated the options expected term based on the average of the vesting term and the original contractual terms of the grants, consistent with the interpretive guidance in SAB 107. Once the SOSARs were valued the Company applied an estimated forfeiture rate for awards granted which are not expected to vest.
5. RECLASSIFICATIONS
As discussed in Note 6, the consolidated financial statements of the Company have been reclassified to reflect as discontinued operations certain divestitures and lease terminations.
6. DISCONTINUED OPERATIONS
Effective March 31, 2007 the Company terminated operations at its leased facility in Eureka Springs, Arkansas. The owner of the property, a subsidiary of Omega Healthcare Investors, Inc., sold the property and the Company cooperated in an orderly transition to the new owner.
The facility had low occupancy and operated at a loss. The facility had been leased subject to a master lease covering 29 nursing centers. Under the terms of that lease, the master lease rental payment will not be reduced. This facility accounted for revenues of approximately $586,000 and $540,000 in the three month periods ended March 31, 2007 and 2006, respectively. In 2003, the Company recorded an impairment charge of $178,000 to reduce the book value of this property to its estimated realizable value. The $26,000 net loss on lease termination primarily relates to legal and other costs to facilitate the transaction as well as the transfer of working capital.
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
7. EARNINGS PER COMMON SHARE
Information with respect to basic and diluted net income per common share is presented below:

	Three Months Ended
	March 31,
	2007	2006
Net income per common share:
Per common share – basic
Income from continuing operations	$0.22	$1.15
Income (loss) from discontinued operations
Operating income, net of taxes	0.01	—
Loss on sale, net of taxes	(0.01)	—

Discontinued operations, net of taxes	—	—

Net income	$0.22	$1.15

	Three Months Ended
	March 31,
	2007	2006
Per common share – diluted
Income from continuing operations	$0.21	$1.03
Income (loss) from discontinued operations
Operating income (loss), net of taxes	0.01	(0.01)
Loss on sale, net of taxes	(0.01)	—

Discontinued operations, net of taxes	—	(0.01)

Net income	$0.21	$1.02

The impact of the weighted average SOSARs outstanding were not included in the computation of diluted earnings per common share because these securities would have been anti-dilutive due to the effects of stock based compensation charges that will be recognized in future periods. In addition, diluted earnings per common share in 2006 included the impact of 636,000 dilutive shares resulting from the assumed conversion of the Series B Convertible Preferred Stock. In 2006, the Series B Convertible Preferred Stock was exchanged for Series C Preferred Stock, which is not convertible into common shares and, therefore, no convertible preferred stock was outstanding during 2007.
8. LONG-TERM DEBT
As part of the comprehensive refinancing in 2006 with its commercial mortgage lender, Capmark Finance Inc. (“Capmark”), the Company received proceeds of $1.1 million to fund a renovation of a nursing center that is part of the collateral for the mortgage loans. At of March 31, 2007, the remaining loan proceeds restricted for the nursing center renovation, $202,000, are held in an account controlled by the lender and are classified in non-current assets as “cash restricted for capital expenditures” in the accompanying balance sheets. The renovation was completed during 2007 and the remaining restricted proceeds will be applied to the final renovation bills during the second quarter of 2007.
The Term Note is secured by an assignment of a Note Receivable taken in the sale of the Company’s Canadian subsidiary, an assignment of the proceeds from certain workers compensation insurance premium refunds, by certain real estate held for sale, by two owned nursing centers, and by a second mortgage on the seven nursing centers securing the Mortgage Loan. The Term Note requires that any proceeds received upon disposition of any assets securing the Term Note must be paid to Capmark to reduce the balance of the Term Note. During the three months ending March 31, 2007, additional principal payments of $1.5 million were made from such proceeds.
The Company’s debt agreements contain various financial covenants the most restrictive of which relate to cash flow, debt service coverage ratios, liquidity and limits on the payment of dividends to shareholders. The Company is in compliance with such covenants at March 31, 2007.
9. SALE OF BED LICENSE
In January 2006, the Company sold 10 licensed beds which it owned in Kentucky but had not placed in service. The sales price was $260,000, and the Company recognized a gain of $207,000 on the sale, which is included in “other income” in the interim consolidated statements of income for the three months ended March 31, 2006.
10. INCOME TAXES
Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48” or “the interpretation”). This interpretation provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. The initial adoption of the interpretation had no impact on the Company’s financial statements.
In connection with the Canadian Customs and Revenue Agency (“CCRA”) audit of the Canadian 2003 and 2002 federal tax returns of Diversicare Canada Management Services Co., Inc. (“DCMS”), the Company’s Canadian subsidiary sold in 2004, CCRA has proposed certain adjustments to the Company’s tax returns. Under the terms of the sale of DCMS, the Company is liable for any liability that arises from these adjustments.
As of January 1, 2007, the amount of unrecognized tax benefits was $648,000, including $102,000 of related accrued interest and $0 penalties. The unrecognized tax benefits are accrued in “other current liabilities” as we anticipate settling the matter during 2007.
The Company has chosen to classify interest and penalties as a component separate from income tax expense on the income statements.

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
As of March 31, 2007, our continuing operations consist of 42 nursing centers with 4,405 licensed nursing beds and 66 assisted living units. As of March 31, 2007, our continuing operations included nine owned nursing centers and 33 leased nursing centers.
Divestitures. We have undertaken several divestitures through sale of assets and lease terminations. The divested operations have generally been poor performing properties. Effective March 31, 2007, we terminated our operations at a leased facility in Arkansas. The owner of the facility sold the property and we cooperated in an orderly transition to the new owner. In May 2006, we completed the sale of certain assets of eleven assisted living facilities located in North Carolina for a sales price of $11.0 million. We closed one remaining North Carolina assisted living facility in April 2006, and are continuing our efforts to sell this facility and land.
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our consolidated financial statements have been reclassified to reflect these divestitures as discontinued operations.
Basis of Financial Statements. Our patient revenues consist of the fees charged for the care of patients in the nursing centers we own and lease. Our operating expenses include the costs, other than lease, depreciation and amortization expenses, incurred in the operation of the nursing centers we own and lease. Our general and administrative expenses consist of the costs of the corporate office and regional support functions. Our depreciation and interest expenses include all such expenses across the range of our operations.
Critical Accounting Policies and Judgments
A “critical accounting policy” is one which is both important to the understanding of our financial condition and results of operations and requires management’s most difficult, subjective or complex judgments, often requiring estimates about the effect of matters that are inherently uncertain. Our accounting policies that fit this definition include the following:
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
Allowance for Doubtful Accounts
Our allowance for doubtful accounts is estimated utilizing current agings of accounts receivable, historical collections data and other factors. We monitor these factors and determine the estimated provision for doubtful accounts. Historical bad debts have generally resulted from uncollectible private balances, some uncollectible coinsurance and deductibles and other factors. Receivables that are deemed to be uncollectible are written off. The allowance for doubtful accounts balance is assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of income in the period identified.
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
Accrual for Professional and General Liability Claims-
Because our actual liability for existing and anticipated professional liability and general liability claims will exceed our limited insurance coverage, we have recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $25.3 million as of March 31, 2007. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of related legal costs incurred and expected to be incurred. All losses are projected on an undiscounted basis.
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
On a quarterly basis, we obtain reports of claims and lawsuits that we have incurred from insurers and a third party claims administrator. These reports contain information relevant to the liability actually incurred to date with that claim as well as the third-party administrator’s estimate of the anticipated total cost of the claim. This information is reviewed by us and provided to the actuary. The actuary uses this information to determine the timing of claims reporting and the development of reserves, and compares the information obtained to its original estimates of liability. Based on the actual claim information obtained and on estimates regarding the number and cost of additional claims anticipated in the future, the reserve estimate for a particular prior period may be revised upward or downward on a quarterly basis. Final determination of our actual liability for claims incurred in any given period is a process that takes years. For information regarding the amount of accrual by period, see Note 3, “Insurance Matters,” in the Notes to the Interim Consolidated Financial Statements.
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
Professional liability costs are material to our financial position, and differences between estimates and the ultimate amount of loss may cause a material fluctuation in our reported results of operations. The liability recorded at March 31, 2007, was $25.3 million, compared to current assets of $36.7 million and total assets of $95.2 million. For the three months ended March 31, 2007 and 2006, our professional liability expense was $0.4 million and negative $2.3 million, respectively, with the negative amount representing net benefits resulting from downward revisions in previous estimates. These amounts are material in relation to our reported net income from continuing operations for the related periods of $1.4 million and $6.7 million, respectively.
Accrual for Other Self-Insured Claims-
With respect to workers’ compensation insurance, substantially all of our employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. We are completely self-insured for workers compensation exposures prior to May 1997. We have been and remain a non-subscriber to the Texas workers’ compensation system and are, therefore, completely self-insured for employee injuries with respect to our Texas operations. We have provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate. The liability we recorded for the self-insured obligations under these plans is $0.4 million as of March 31, 2007.

Effective June 30, 2003, we entered into workers compensation insurance programs that provide coverage for claims incurred, with premium adjustments depending on incurred losses. We account for premium expense under these policies based on our estimate of the level of claims expected to be incurred. As of March 31, 2007, we have recorded estimated premium refunds due under these programs totaling approximately $2.1 million, included in “insurance refunds receivable” in the accompanying balance sheet. Any adjustments of future premiums for workers compensation policies and differences between actual settlements and reserves for self-insured obligations are included in expense in the period finalized.
We are self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. We provide reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $0.9 million at March 31, 2007. The differences between actual settlements and reserves are included in expense in the period finalized.
Asset Impairment
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate the recoverability of the carrying values of our properties on a property by property basis. On a quarterly basis, we review our properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable. The need to recognize an impairment is based on estimated future cash flows from a property compared to the carrying value of that property. If recognition of impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property.
Stock-Based Compensation
We account for our stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment,” using the modified prospective method, in which we recognize compensation cost for all share-based payments granted after the effective date, January 1, 2006. We record stock-based compensation expense by amortizing our unrecognized stock-based compensation on a straight-line basis over the remaining vesting period. We calculated the recognized and unrecognized stock-based compensation using the Black-Scholes-Merton option valuation method, which requires us to use certain key assumptions to develop the fair value estimates. These key assumptions include expected volatility, risk-free interest rate, expected dividends and expected term.
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
In 2005, the Centers for Medicare and Medicaid Services (“CMS”) issued the final rule for the refinement of the Resource Utilization Group (“RUG”) system and provided for the elimination of the reimbursement add-ons for high acuity patients. In addition, Congress implemented a market basket adjustment designed to increase reimbursement for the effects of inflation. The actual amount of the market basket adjustments is adjusted based on various factors. The market basket adjustment that became effective October 1, 2006 resulted in an estimated average increase of approximately 2.1% for our facilities as a group, and increased our revenue by approximately $0.1 million per month.
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
Reduction in health care spending has become a national priority in the United States, and the field of health care regulation and reimbursement is a rapidly evolving one. For the three months ended March 31, 2007, we derived 32.3% and 55.6% of our total patient and resident revenues related to continuing operations from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on our profitability. We are unable to predict which reform proposals or reimbursement limitations will be adopted in the future, or the effect such changes would have on our operations.
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
Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of March 31, 2007, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

		Less than	2 to 3	4 to 5	After
Contractual Obligations	Total	1 year	Years	Years	5 Years
Long-term and short-term debt obligations (1)	$39,204	$8,356	$6,604	$24,244	$—
Other settlement obligations	$523	$523	$—	$—	$—
Series C Preferred Stock (2)	$6,123	$344	$689	$5,090	$—
Elimination of Preferred Stock Conversion feature (3)	$7,898	$687	$1,374	$1,374	$4,463
Operating leases	$497,340	$16,378	$34,451	$33,243	$413,268
Required capital expenditures under mortgage loans (4)	$1,276	$400	$549	$327	$—
Required capital expenditures under operating leases (5)	$20,997	$775	$1,543	$1,377	$17,302

Total	$573,361	$27,463	$45,210	$65,655	$435,033

(1)	Long-term and short-term debt obligations include scheduled future payments of principal and interest of long-term and short-term debt.

(2)	Series C Preferred Stock includes quarterly dividend payments and redemption value at preferred shareholder’s earliest redemption date.

(3)	Payments for the elimination of preferred stock conversion feature.

(4)	Includes expenditure requirements for capital maintenance under mortgage loan covenants as well as $0.2 million for planned facility renovation in accordance with loan agreement.

(5)	Includes capital expenditure requirements under operating leases.
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.5 times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change of control of the Company (as defined). The maximum contingent liability under these agreements is approximately $1.8 million. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by us or the employee. In addition, upon the occurrence of any triggering event, these certain members of management may elect to require that we purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of our common stock at the date of termination versus the stated exercise price. Based on the closing price of our stock on March 31, 2007, the maximum contingent liability for the repurchase of the currently vested options is approximately $2.1 million. No amounts have been accrued for this contingent liability.

Results of Operations
The following tables present the unaudited interim statements of income and related data for the three month periods ended March 31, 2007 and 2006:

	Three Months Ended March 31,
(in thousands)	2007	2006	Change	%
PATIENT REVENUES, net	$54,592	$52,647	$1,945	3.7

EXPENSES:
Operating	41,740	40,090	1,650	4.1
Lease	4,596	3,825	771	20.2
Professional liability	423	(2,276)	2,699	(118.6)
General and administrative	4,078	3,481	597	17.2
Stock-based compensation	69	—	69	N/A
Depreciation	909	935	(26)	(2.8)

Total expenses	51,815	46,055	5,760	12.5

OPERATING INCOME	2,777	6,592	(3,815)	(57.9)

OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	47	(9)	56	(622.2)
Other income	—	207	(207)	(100.0)
Interest income	251	183	68	37.2
Interest expense	(816)	(999)	183	(18.3)

	(518)	(618)	100	(16.2)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,259	5,974	(3,715)	(62.2)
PROVISION (BENEFIT) FOR INCOME TAXES	879	(729)	1,608	(220.6)

NET INCOME FROM CONTINUING OPERATIONS	$1,380	$6,703	$(5,323)	(79.4)

	Three Months Ended
	March 31,
Percentage of Net Revenues	2007	2006
PATIENT REVENUES, net	100.0%	100.0%

EXPENSES:
Operating	76.4	76.1
Lease	8.4	7.3
Professional liability	0.8	(4.3)
General and administrative	7.5	6.6
Stock-based compensation	0.1	—
Depreciation	1.7	1.8

Total expenses	94.9	87.5

OPERATING INCOME	5.1	12.5

OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	0.1	—
Other income	—	0.4
Interest income	0.4	0.3
Interest expense	(1.5)	(1.9)

	(1.0)	(1.2)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	4.1	11.3
PROVISION (BENEFIT) FOR INCOME TAXES	1.6	(1.4)

NET INCOME FROM CONTINUING OPERATIONS	2.5%	12.7%

Three Months Ended March 31, 2007 Compared With Three Months Ended March 31, 2006
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
Patient Revenues. Patient revenues increased to $54.6 million in 2007 from $52.6 million in 2006, an increase of $2.0 million, or 3.7%. The increase in patient revenues is due to increased Medicare utilization, increased Medicaid rates in certain states and Medicare rate increases. The average rate of occupancy at the Company’s nursing centers was 78.3% in 2007 compared to 78.4% in 2006. As a percentage of total census, Medicare days increased to 14.8% in 2007 from 14.5% in 2006. Medicare revenues were 32.3% of patient revenue in 2007 and 31.3% in 2006, while Medicaid and similar programs were 55.6% in 2007 compared to 55.4% in 2006.
The Company’s average rate per day for Medicare Part A patients increased to $339.21 in 2007 from $321.53 in 2006, an increase of 5.5%. This increase was the result of annual inflation adjustments and the acuity levels of Medicare patients in our nursing centers, which were higher in the first quarter of 2007 than in 2006. Our average rate per day for Medicaid patients increased to $137.21 in 2007 from $132.37 in 2006, an increase of 3.7%.
Operating expense. Operating expense increased to $41.7 million in 2007 from $40.1 million in 2006, an increase of $1.6 million, or 4.1%. As a percentage of patient revenues, operating expense was approximately 76.4% of revenue in 2007, compared to 76.1% of revenue in 2006. The increase in operating expense is primarily attributable to cost increases related to wages and benefits.
The largest component of operating expenses is wages, which increased to $24.8 million in 2007 from $23.4 million in 2006, an increase of $1.4 million, or 5.8%. This increase is primarily attributable to an increase in wages as a result of increased costs of nursing care associated with the higher Medicare census and competitive labor markets in most of the areas in which we operate, and regular merit and inflationary raises for personnel. Wage rate increases averaged approximately 3.7% for the period, increasing wages approximately $0.9 million.
These costs were partially offset by reductions in workers compensation costs and bad debt expense. Costs of workers compensation insurance were approximately $0.2 million lower in 2007 compared to 2006. We have had better than expected claims experience, allowing us to reduce the cost of workers compensation insurance. Bad debt expense was $0.2 million lower in 2007 compared to 2006.
The remaining increases in operating expense are primarily due to the effects of increases in Medicare census.
Lease expense. Lease expense increased to $4.6 million in 2007 from $3.8 million in 2006. Effective October 1, 2006, we renewed a master lease covering 29 nursing centers. This resulted in an increase in lease expense of $0.6 million during 2007 for the effects of recording scheduled rent increases on a straight-line basis over the term of the renewal period. This increase has no effect on cash rent payments at the start of the lease term, and will only result in additional cash outlay as the 3 percent annual increases take effect each year. In addition, there was an increase in lease expense of $0.1 million resulting from rent increases for lessor funded property renovations.
Professional liability. Professional liability expense in 2007 resulted in a net expense of $0.4 million, compared to a benefit of $2.3 million in 2006, an increase in expense of $2.7 million. Our cash expenditures for professional liability costs were $0.7 million and $0.5 million for the three month periods ended March 31, 2007 and 2006, respectively. During 2007, our total recorded liabilities for self-insured professional liability risks declined to $25.3 million, down from $25.7 million at December 31, 2006.
General and administrative expense. General and administrative expense increased to $4.1 million in 2007 from $3.5 million in 2006, an increase of $0.6 million or 17.2%. The increase is primarily attributable to increased compensation costs of $0.4 million and costs of compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 of $0.1 million. The majority of our costs of Sarbanes-Oxley compliance were incurred in the third and fourth quarters of 2006.
As a percentage of total net revenues, general and administrative expense was approximately 7.5% in 2007 and 6.6% and 2006.
Stock-based compensation. During 2007, we recorded stock-based compensation expense of $69,000. There was no stock-based compensation in the first quarter of 2006.
Depreciation. Depreciation expense was approximately $0.9 million in both 2007 and 2006.
Foreign currency transaction gain (loss). A foreign currency transaction gain of $47,000 was recorded in 2007, compared to a loss of $9,000 in 2006. These gains and losses result from foreign currency translation of a note receivable from the sale of our Canadian operations in 2004.
Interest expense. Interest expense decreased to $0.8 million in 2007 from $1.0 million in 2006, a decrease of $0.2 million or 18.3%. Interest expense decreased as a result of payments of debt from proceeds of the sale of discontinued operations, principal payments made in connection with a refinancing transaction in August 2006, and other principal payments. These decreases were partially offset by interest rate increases on our variable rate debt.
Income from continuing operations before income taxes; income from continuing operations per common share. As a result of the above, continuing operations reported income before income taxes of $2.3 million in 2007 compared to income before income taxes of $6.0 million in 2006. The provision for income taxes was $0.9 million in 2007, compared to a benefit for income taxes of $0.7 million in 2006. Our effective tax rate differs materially from the statutory rate in 2006 mainly due to changes in our valuation allowance for net deferred tax assets. For the year ended December 31, 2006, we recorded a deferred tax benefit of approximately $9.7 million to reduce deferred tax asset valuation allowances, based on improvements in our financial position and our updated forecast of income available to support the turnaround of existing net operating loss carryforward credits. In future periods, we will continue to assess the need for and adequacy of the remaining valuation allowance. The basic and diluted income per common share from continuing operations were $0.22 and $0.21, respectively, in 2007, as compared to a basic and diluted income per common share from continuing operations of $1.15 and $1.03, respectively, in 2006.
Income from discontinued operations. As discussed in the overview at the start of Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have completed several divestitures, and have reclassified our consolidated financial statements to present these divestitures as discontinued operations for all periods presented. Operating income of discontinued operations, net of taxes, was approximately $16,000 in 2007, compared to a loss from discontinued operations of $20,000 in 2006. The disposition of discontinued operations and completions of lease terminations resulted in a loss of $35,000, net of taxes, in the first quarter of 2007, compared to a gain of $8,000 recorded in the first quarter of 2006.
Liquidity and Capital Resources
As of March 31, 2007, we had $29.8 million of outstanding borrowings, including $2.5 in short-term debt and current scheduled payments of long-term debt of $3.3 million. The majority of the current scheduled payments of long-term debt consist of payments required by our loan agreements from anticipated proceeds from the liquidation of collateral securing debt. During the three months ending March 31, 2007, additional principal payments of $1.5 million were made from such proceeds.
On August 7, 2006, we entered into an agreement with our commercial mortgage lender, Capmark Finance Inc. (“Capmark”), for a comprehensive refinancing of our long term debt. Under the terms of the new agreement, Capmark provided mortgage debt of approximately $22.5 million with a five year maturity and a term note of approximately $8.1 million with a four year maturity to refinance our remaining mortgage and bank term debt. At March 31, 2007, the outstanding balance under the mortgage debt was $22.4 million and the interest rate on the mortgage debt was 9.07% as of March 31, 2007. At March 31, 2007, the outstanding balance under the term note was $4.9 million and the interest rate was 11.57%.
The Company’s debt agreements contain various financial covenants the most restrictive of which relate to cash flow, debt service coverage ratios, liquidity and limits on the payment of dividends to shareholders. The Company is in compliance with such covenants at March 31, 2007.
As of March 31, 2007, we had no borrowings under our working capital line of credit. The maximum outstanding balance of the working capital line of credit is $2.3 million. There are certain limitations based on borrowing base restrictions. The working capital line of credit matures in January 2008 with interest at either LIBOR plus 2.5% or the bank’s prime rate plus 0.50% (up to a maximum of 9.5%).
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
As of March 31, 2007, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred but unreported claims of $25.3 million. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows. Future committed settlements total $0.5 million, and are payable in the second quarter of 2007. Settlements of currently pending claims will require additional cash expenditures.
Net cash provided by operating activities of continuing operations before changes in other assets and liabilities totaled $2.9 million and $4.0 million in the three month periods ended March 31, 2007 and 2006, respectively. These amounts primarily represent the cash flows from net operations. The effects of working capital changes were to use $40,000 and $1.7 million of cash, respectively, in the three month periods ended March 31, 2007 and 2006, resulting in net cash provided by continuing operations of $2.9 million and $2.3 million in the three month periods ended March 31, 2007 and 2006, respectively. Discontinued operations provided cash of $40,000 and $176,000 in the three month periods ended March 2007 and 2006, respectively.
Investing activities of continuing operations used cash of $1.1 million and $49,000 in the three month periods ended March 31, 2007 and 2006, respectively. These amounts primarily represent cash used for purchases of property, plant and equipment. We have used between $3.0 million and $4.1 million for capital expenditures of continuing operations in each of the three calendar years ending December 31, 2006. Such expenditures were primarily for facility improvements and equipment, which were financed principally through working capital. For the year ending December 31, 2007, we anticipate that capital expenditures for improvements and equipment for our existing facility operations will be higher as we complete facility renovations at certain owned facilities. Investing activities of discontinued operations used no cash in the first quarter of 2007 and $10,000 in cash in the first quarter of 2006.
Financing activities of continuing operations used cash of $1.8 million and $1.5 million in the three month periods ended March 31, 2007 and 2006, respectively. The use of funds primarily represents payments to retire existing debt. There were no cash flows from financing activities of discontinued operations in 2007 or 2006. No interest costs or debt were allocated to discontinued operations.
Facility Renovations
After a strategic review, we determined that renovating certain facilities offered the opportunity to improve occupancy, quality of care and profitability. We developed a plan to identify those facilities with the greatest potential for benefit, and began the renovation program during 2005. Renovation projects on four facilities were completed during 2006. We completed two additional projects in the first quarter of 2007, and management is currently developing plans to begin additional facility renovations.
A total of $7.3 million has been spent on these renovation programs to date, with $5.6 million spent on facilities leased from Omega and $1.7 million spent on owned facilities. The amounts spent on the facilities leased from Omega are financed through increased rent, and are not reflected as capital expenditures.
For the four facilities with renovations completed before the beginning of the first quarter 2007, first quarter occupancy improved from 64.5% in 2006 to 71.1% in 2007, and Medicare census as a percent of total increased from 14.2% in 2006 to 17.2% in 2007. No assurance can be given that these facilities will continue to show such occupancy or revenue mix improvement or that the other renovated facilities will experience similar improvements.
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

Accounts receivable attributable to patient services of continuing operations totaled $17.6 million at March 31, 2007, compared to $18.5 million at December 31, 2006, representing approximately 29 and 31 days in accounts receivable at each period end, respectively.
The allowance for bad debt was $2.0 million at March 31, 2007, compared to $2.1 million at December 31, 2006. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.
Inflation
We do not believe that our operations have been materially affected by inflation. We expect salary and wage increases for our skilled staff to continue to be higher than average salary and wage increases, as is common in the health care industry.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157; “Fair Value Measurements” (“SFAS No. 157”). This new standard provides guidance for using fair value to measure assets and liabilities and establishes a fair value hierarchy that prioritizes the information used to develop the measurements. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The provisions of Statement 157 are effective for entities as of the beginning of a fiscal year that begins after November 15, 2007. Earlier application is permitted, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We do not expect the adoption of this new standard to have a material impact on our financial position.
In February 2007, the FASB issued SFAS No. 159; “The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of FASB Statement No. 115”(“SFAS No. 159”). This new standard permits entities to choose to measure many financial instruments and certain other items at fair value. Most provisions of SFAS No. 159 will only impact those entities that elect the fair value option or have investments accounted for under FASB Statement No. 115. The provisions of Statement 159 are effective for entities as of the beginning of a fiscal year that begins after November 15, 2007. Earlier application is permitted, provided that the reporting entity also elects to apply the provisions of SFAS No. 157. We do not expect the adoption of this new standard to have a material impact on our financial position.
Forward-Looking Statements
The foregoing discussion and analysis provides information deemed by Management to be relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006. Certain statements made by or on behalf of us, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those contemplated by the forward-looking statements made herein. In addition to any assumptions and other factors referred to specifically in connection with such statements, other factors could cause our actual results to differ materially from the results expressed or implied in any forward-looking statements including, but not limited to, changes in governmental reimbursement, government regulation and health care reforms, the increased cost of borrowing under our credit agreements, ability to control ultimate professional liability costs, the accuracy of our estimate of our anticipated professional liability expense, the impact of future licensing surveys, the outcome of regulatory proceedings alleging violations of laws and regulations governing quality of care or violations of other laws and regulations applicable to our business, our ability to control costs, changes to our valuation of deferred tax assets, changes in occupancy rates in our facilities, changing economic conditions as well as others. Investors also should refer to the risks identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as risks identified in our Form 10-K for the year ended December 31, 2006 for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the Company’s business plans and prospects. Such cautionary statements identify important factors that could cause our actual results to materially differ from those projected in forward-looking statements. In addition, we disclaim any intent or obligation to update these forward-looking statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of March 31, 2007, we had outstanding borrowings of approximately $29.8 million, including $2.5 million in fixed-rate borrowings and $27.3 million in variable-rate borrowings. In the event that interest rates were to change 1%, the impact on future cash flows would be approximately $0.3 million annually, representing the impact of increased or decreased interest expense on variable rate debt.
We have a note receivable denominated in Canadian dollars related to the sale of our Canadian operations. This note is currently recorded on our balance sheet at $5.4 million US based on the outstanding balance of the note and the exchange rate as of March 31, 2007. The carrying value of the note in our financial statements will be increased or decreased each period based on fluctuations in the exchange rate between US and Canadian currencies, and the effect of such changes will be included as income or loss in our statement of operations in the period of change. In the three month periods ended March 31, 2007 and 2006, we reported transaction gains (losses) of $47,000 and $(9,000), respectively, as a result of the effect of changes in the currency exchange rates on this note. A further change of 1% in the exchange rate between US and Canadian currencies would result in a corresponding increase or decrease to earnings of approximately $54,000.
ITEM 4. CONTROLS AND PROCEDURES
Advocat, with the participation of our principal executive and financial officers has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2007. Based on this evaluation, the principal executive and financial officers have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has been no change (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that has occurred during our fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of March 31, 2007, we are engaged in 15 professional liability lawsuits. One of these matters is currently scheduled for trial within the next year. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
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
ITEM 1A. RISK FACTORS
Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in “Risk Factors” in Part I — Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2006. There have been no material changes from the risk factors previously disclosed in our Report on Form 10-K.
ITEM 6. EXHIBITS
The exhibits filed as part of this report on Form 10-Q are listed in the Exhibit Index immediately following the signature page.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVOCAT INC.
May 9, 2007
	By:	/s/ William R. Council, III William R. Council, III
President and Chief Executive Officer, Principal Executive
Officer and
An Officer Duly Authorized to Sign on Behalf of the Registrant

	By:	/s/ L. Glynn Riddle, Jr. L. Glynn Riddle, Jr.
Executive Vice President and Chief Financial Officer, Secretary,
Principal Accounting Officer and
An Officer Duly Authorized to Sign on Behalf of the Registrant

Exhibit
Number	Description of Exhibits
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-76150 on Form S-1)
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 33-76150 on Form S-1)
3.3	Amendment to Certificate of Incorporation dated March 23, 1995 (incorporated by reference to Exhibit A of Exhibit 1 to the Company’s Form 8-A filed March 30, 1995)
3.4	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.4 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001)
3.5	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.5 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company’s Registration Statement No. 33-76150 on Form S-1)
4.2	Amended and Restated Rights Agreement dated as of December 7, 1998 (incorporated by reference to Exhibit 1 to Form 8-A/A filed December 7, 1998)
10.1	Fourth Amendment to Consolidated Amended and Restated Master Lease executed and delivered as of April 1, 2007 by and between Sterling Acquisition Corp., a Kentucky corporation, and Diversicare Leasing Corp., a Tennessee corporation.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).