Form 10-Q
period 2007-06-30
ADVOCAT INC
filed 2007-08-08
CIK 919956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
CHECK ONE:

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended: June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _______.
Commission file No.: 1-12996
Advocat Inc.
(exact name of registrant as specified in its charter)

Delaware	62-1559667

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
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
Large accelerated filer   ☐          Accelerated filer   ☑          Non-accelerated filer   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No   ☑
5,877,287
(Outstanding shares of the issuer’s common stock as of August 1, 2007)

Part I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
ADVOCAT INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$13,046	$12,344
Restricted cash	25	25
Receivables, less allowance for doubtful accounts of $2,111 and $2,122, respectively	17,379	16,902
Current portion of note receivable	576	534
Prepaid expenses and other current assets	2,800	2,681
Insurance refunds receivable	2,719	3,519
Deferred income taxes	2,719	1,785

Total current assets	39,264	37,790

PROPERTY AND EQUIPMENT, at cost	62,159	59,954
Less accumulated depreciation	(34,083)	(32,757)
Discontinued operations, net	1,576	1,576

Property and equipment, net	29,652	28,773

OTHER ASSETS:
Deferred income taxes	18,224	21,849
Note receivable, net of current portion	4,536	4,758
Deferred financing and other costs, net	770	905
Cash restricted for capital expenditures	—	864
Other assets	2,334	1,962

Total other assets	25,864	30,338

	$94,780	$96,901

CURRENT LIABILITIES:
Current portion of long-term debt	$3,780	$4,587
Current portion of settlement promissory notes	—	128
Short-term debt	2,534	2,534
Trade accounts payable	4,144	4,566
Accrued expenses:
Payroll and employee benefits	8,301	9,363
Current portion of self-insurance reserves	4,102	4,838
Other current liabilities	4,013	3,600

Total current liabilities	26,874	29,616

NONCURRENT LIABILITIES:
Long-term debt, less current portion	22,544	24,267
Self-insurance reserves, less current portion	17,789	22,159
Other noncurrent liabilities	7,544	5,733

Total noncurrent liabilities	47,877	52,159

COMMITMENTS AND CONTINGENCIES
SERIES C REDEEMABLE PREFERRED STOCK
$.10 par value, 5,000 shares authorized, issued and outstanding, including premium of $5,521 and $6,371 at June 30, 2007 and December 31, 2006, respectively.	10,439	11,289

SHAREHOLDERS’ EQUITY:
Series A preferred stock, authorized 200,000 shares, $.10 par value, none issued and outstanding	—	—
Common stock, authorized 20,000,000 shares, $.01 par value, 5,877,000 and 5,866,000 shares issued and outstanding, respectively	59	59
Paid-in capital	15,443	15,123
Accumulated deficit	(5,912)	(11,345)

Total shareholders’ equity	9,590	3,837

	$94,780	$96,901

The accompanying notes are an integral part of these interim consolidated balance sheets.

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts, unaudited)

	Three Months Ended June 30,
	2007	2006
PATIENT REVENUES, net	$55,381	$53,423

EXPENSES:
Operating	41,896	40,188
Lease	4,611	3,828
Professional liability	(3,378)	(3,982)
General and administrative	4,017	3,716
Stock-based compensation	190	5,012
Depreciation	932	917

Total expenses	48,268	49,679

OPERATING INCOME	7,113	3,744

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	366	249
Interest income	256	165
Interest expense	(776)	(877)

	(154)	(463)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	6,959	3,281
PROVISION (BENEFIT) FOR INCOME TAXES	2,698	(387)

NET INCOME FROM CONTINUING OPERATIONS	4,261	3,668

NET LOSS FROM DISCONTINUED OPERATIONS:
Operating loss, net of taxes of $(11) and $0, respectively	(17)	(94)
Loss on sale, net of taxes of $0 and $0, respectively	—	(128)

Discontinued operations	(17)	(222)

NET INCOME	4,244	3,446
PREFERRED STOCK DIVIDENDS	86	85

NET INCOME FOR COMMON STOCK	$4,158	$3,361

NET INCOME PER COMMON SHARE:
Per common share — basic
Continuing operations	$0.71	$0.62
Discontinued operations	0.00	(0.04)

	$0.71	$0.58

Per common share — diluted
Continuing operations	$0.68	$0.55
Discontinued operations	0.00	(0.03)

	$0.68	$0.52

WEIGHTED AVERAGE COMMON SHARES:
Basic	5,874	5,746

Diluted	6,131	6,596

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts, unaudited)

	Six Months Ended June 30,
	2007	2006
PATIENT REVENUES, net	$109,973	$106,070

EXPENSES:
Operating	83,636	80,278
Lease	9,207	7,653
Professional liability	(2,955)	(6,258)
General and administrative	8,095	7,197
Stock-based compensation	259	5,012
Depreciation	1,841	1,852

Total expenses	100,083	95,734

OPERATING INCOME	9,890	10,336

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	413	240
Other income	—	207
Interest income	507	348
Interest expense	(1,592)	(1,876)

	(672)	(1,081)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	9,218	9,255
PROVISION (BENEFIT) FOR INCOME TAXES	3,577	(1,116)

NET INCOME FROM CONTINUING OPERATIONS	5,641	10,371

NET LOSS FROM DISCONTINUED OPERATIONS:
Operating loss, net of taxes of $0 and $0, respectively	(1)	(114)
Loss on sale, net of taxes of $(23) and $0, respectively	(35)	(120)

Discontinued operations	(36)	(234)

NET INCOME	5,605	10,137
PREFERRED STOCK DIVIDENDS	172	168

NET INCOME FOR COMMON STOCK	$5,433	$9,969

NET INCOME PER COMMON SHARE:
Per common share — basic
Continuing operations	$0.93	$1.78
Discontinued operations	0.00	(0.04)

	$0.93	$1.74

Per common share — diluted
Continuing operations	$0.89	$1.58
Discontinued operations	0.00	(0.04)

	$0.89	$1.54

WEIGHTED AVERAGE COMMON SHARES:
Basic	5,872	5,743

Diluted	6,128	6,544

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,605	$10,137
Discontinued operations	(36)	(234)

Net income from continuing operations	5,641	10,371
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation	1,841	1,852
Provision for doubtful accounts	412	921
Deferred income tax provision (benefit)	2,691	(1,223)
Provision for (benefit from) self-insured professional liability, net of cash payments	(5,120)	(7,744)
Stock-based compensation	259	5,012
Amortization of deferred balances	136	87
Provision for leases in excess of cash payments	1,167	11
Gain on sale of bed license	—	(207)
Foreign currency transaction gain	(413)	(240)
Non-cash interest expense	—	86
Non-cash interest income	(69)	(206)

Net cash provided by operating activities before changes in other assets and liabilities	6,545	8,720
Changes in other assets and liabilities affecting operating activities:
Receivables, net	(889)	(257)
Prepaid expenses and other assets	368	(67)
Trade accounts payable and accrued expenses	(1,339)	(2,041)

Net cash provided by continuing operations	4,685	6,355
Discontinued operations	(1)	232

Net cash provided by operating activities	4,684	6,587

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,719)	(1,386)
Proceeds from sale of discontinued operations and bed license	—	10,421
Decrease in restricted cash deposits	—	275
Notes receivable collection	700	718
Decrease in cash restricted for capital expenditures	864	—
Deposits and other deferred balances	(1)	(25)

Net cash provided by (used in) continuing operations	(1,156)	10,003
Discontinued operations	—	(12)

Net cash provided by (used in) investing activities	(1,156)	9,991

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(2,534)	(13,121)
Proceeds from exercise of stock options	60	169
Payment of preferred stock dividends	(86)	—
Payment for preferred stock restructuring	(206)	—
Financing costs	(60)	(193)

Net cash used in financing activities	(2,826)	(13,145)

NET INCREASE IN CASH AND CASH EQUIVALENTS	702	3,433
CASH AND CASH EQUIVALENTS, beginning of period	12,344	7,070

CASH AND CASH EQUIVALENTS, end of period	$13,046	$10,503

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$1,496	$1,999

Cash payments of income taxes	$565	$204

NON-CASH TRANSACTIONS:
During the six month period ended June 30, 2006 the Company accrued, but did not pay, preferred stock dividends of $168,000.
The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007 AND 2006
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
As of June 30, 2007, the Company’s continuing operations consist of 42 nursing centers with 4,405 licensed nursing beds and 66 assisted living units. The Company’s continuing operations include nine owned nursing centers and 33 leased nursing centers. The Company’s continuing operations include centers in Alabama, Arkansas, Florida, Kentucky, Ohio, Tennessee, Texas and West Virginia.
As further discussed in Note 11, the Company has entered into an agreement to acquire leasehold interests and operations of seven skilled nursing facilities, and has commitments on financing for the transaction.
2. BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The interim consolidated financial statements for the three and six month periods ended June 30, 2007 and 2006, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the Company’s financial position at June 30, 2007 and the results of operations and cash flows for the three and six month periods ended June 30, 2007 and 2006. The Company’s consolidated balance sheet at December 31, 2006 was derived from the Company’s audited consolidated financial statements as of December 31, 2006.
The results of operations for the three and six month periods ended June 30, 2007 and 2006 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
3. INSURANCE MATTERS
Professional Liability and Other Liability Insurance—
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
Reserve for Estimated Self-Insured Professional Liability Claims—
Because the Company anticipates that its actual liability for existing and anticipated claims will exceed the Company’s limited professional liability insurance coverage, the Company has recorded total liabilities for professional liability and other claims of $20,609,000 as of June 30, 2007. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis.
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
The following summarizes the Company’s accrual for professional liability and other claims for each policy year as of the end of the period:

	June 30,	December 31,
	2007	2006
Policy Year End March 9,
2008	$2,011,000	$—
2007	6,469,000	6,992,000
2006	4,643,000	7,629,000
2005	4,629,000	6,042,000
2004	1,819,000	3,228,000
2003 and earlier	1,038,000	1,826,000

	$20,609,000	$25,717,000

The Company’s cash expenditures for self-insured professional liability costs were $1,858,000 and $1,183,000 for the six months ended June 30, 3007 and 2006, respectively.
Other Insurance—
With respect to workers compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. The Company is completely self-insured for workers compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. The Company has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate. The liability recorded by the Company for the self-insured obligations under these plans is $428,000 as of June 30, 2007.
From June 30, 2003 until June 30, 2007, the Company entered into workers compensation insurance programs that provided coverage for claims incurred, with premium adjustments depending on incurred losses. The Company accounts for premium expense under these policies based on its estimate of the level of claims expected to be incurred. As of June 30, 2007, the Company has recorded estimated premium refunds due under these programs totaling approximately $2,719,000 included in “insurance refunds receivable” in the accompanying balance sheet. Any adjustments of future premiums for workers compensation policies and differences between actual settlements and reserves for self-insured obligations are included in expense in the period finalized. Effective July 1, 2007, the

Company obtained a guaranteed cost policy for workers compensation insurance, under which expense will be equal to the premiums paid. As a result, there will be no premium refunds associated with this new policy.
The Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $855,000 at June 30, 2007. The differences between actual settlements and reserves are included in expense in the period finalized.
4. STOCK-BASED COMPENSATION
In March 2007 the Compensation Committee of the Board of Directors approved the grant of 107,700 Stock only Stock Appreciation Rights (“SOSARs”) at an exercise price of $11.59, the market price of the Company’s common stock on the date the SOSARs were granted. The SOSARs will vest one-third on the first, second, and third anniversaries of the grant date.
As a result of the SOSARs granted, the Company recorded an additional $166,000 and $211,000 in stock-based compensation expense for the three and six months ended June 30, 2007, respectively. As of June 30, 2007, there was approximately $887,000 of remaining compensation costs related to the SOSARs granted to be recognized over the remaining vesting period. The Company estimated the total recognized and unrecognized compensation using the Black-Scholes-Merton (“BSM”) option valuation model.
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
6. DISCONTINUED OPERATIONS
Effective March 31, 2007 the Company terminated operations at its leased facility in Eureka Springs, Arkansas. The owner of the property, a subsidiary of Omega Healthcare Investors, Inc. (“Omega”), sold the property and the Company cooperated in an orderly transition to the new owner.
The facility had low occupancy and operated at a loss. The facility had been leased subject to a master lease covering 29 nursing centers. Under the terms of that lease, the master lease rental payment will not be reduced. The discontinued facility contributed revenues of $577,000 and $1,012,000 during the six month periods ended June 30, 2007 and 2006, respectively. In 2003, the Company recorded an impairment charge of $178,000 to reduce the net book value of this property to its estimated realizable value, and there was no material loss recorded in connection with the lease termination.
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
7. EARNINGS PER SHARE
Information with respect to basic and diluted net income per share is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income per common share:
Per common share — basic
Income from continuing operations	$0.71	$0.62	$0.93	$1.78
Loss from discontinued operations
Operating loss, net of taxes	—	(0.02)	—	(0.02)
Loss on sale, net of taxes	—	(0.02)	—	(0.02)

Discontinued operations, net of taxes	—	(0.04)	—	(0.04)

Net income	$0.71	$0.58	$0.93	$1.74

Per common share — diluted
Income from continuing operations	$0.68	$0.55	$0.89	$1.58
Loss from discontinued operations
Operating loss, net of taxes	—	(0.01)	—	(0.02)
Loss on sale, net of taxes	—	(0.02)	—	(0.02)

Discontinued operations, net of taxes	—	(0.03)	—	(0.04)

Net income	$0.68	$0.52	$0.89	$1.54

The impact of the weighted average SOSARs outstanding were not included in the computation of diluted earnings per common share because these securities would have been anti-dilutive due to the effects of stock based compensation charges that will be recognized in future periods. In addition, diluted earnings per common share in the three and six months ended June 30, 2006 included the impact of 637,000 and 635,000 dilutive shares, respectively, resulting from the assumed conversion of the Series B Convertible Preferred Stock. In 2006, the Series B Convertible Preferred Stock was exchanged for Series C Preferred Stock, which is not convertible into common shares and, therefore, no convertible preferred stock was outstanding during 2007.
8. LONG-TERM DEBT
As part of the comprehensive refinancing in 2006 with its commercial mortgage lender, Capmark Finance Inc., the Company received proceeds of $1.1 million to fund a renovation of a nursing center that is part of the collateral for the mortgage loans. The renovation was completed during 2007 and the remaining restricted proceeds were released during the second quarter of 2007.
The Company’s outstanding debt requires that any proceeds received upon certain asset dispositions be paid to reduce the balance. During the six months ending June 30, 2007, additional principal payments of $2.4 million were made from such proceeds.
The Company’s debt agreements contain various financial covenants the most restrictive of which relate to cash flow, debt service coverage ratios, liquidity and limits on the payment of dividends to shareholders. The Company is in compliance with such covenants at June 30, 2007.
9. SALE OF BED LICENSE
In January 2006, the Company sold 10 licensed beds which it owned in Kentucky but had not placed in service. The sales price was $260,000, and the Company recognized a gain of $207,000 on the sale, which is included in “other income” in the interim consolidated statements of income.
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
As of June 30, 2007, the amount of unrecognized tax benefits was $694,000. The unrecognized tax benefits are accrued in “other current liabilities.” The $46,000 increase in the amount of unrecognized tax benefits in the three month period ended June 30, 2007 was primarily related to the fluctuation of the exchange rate between US and Canadian currencies.
The Company has chosen to classify interest and penalties as a component separate from income tax expense on the income statements.
11. EVENT SUBSEQUENT TO THE BALANCE SHEET DATE — PENDING ACQUISITION AND FINANCING COMMITMENT
On July 30, 2007, the Company entered into an agreement to purchase the leasehold interests and operations of seven skilled nursing facilities from Senior Management Services of America North Texas, Inc. (“SMSA”) for a price of approximately $10.1 million, including approximately $8.6 million in cash, the assumption of certain liabilities, and estimated transaction costs. These facilities include 1,266 licensed nursing beds, with 1,105 nursing beds available for use. The SMSA facilities had unaudited revenues of approximately $52.1 million for the year ended December 31, 2006.
The facilities were part of a larger organization and have been in bankruptcy since January 2007. Under the terms of the purchase agreement, the Company will acquire the leases and leasehold interests for the facilities, inventory and equipment, but will not acquire working capital or assume liabilities, apart from certain obligations for employee paid-time-off benefits, specified lease related obligations and 2007 property taxes. As part of the acquisition terms, the Company will loan the seller up to $2.2 million for up to one year to fund the seller’s immediate obligations under the confirmed bankruptcy plan of liquidation. This loan will be secured by the accounts receivable of the seller, and bears interest at 12.5% annually.
The facilities are subject to a master lease with a subsidiary of Omega. The Company currently leases 32 facilities from Omega. The master lease of these seven facilities has a remaining initial term of approximately 8 years and two 10 year renewal periods at the lessee’s option. The lease provides for annual increases in lease payments equal to the increase in the consumer price index, capped at 2.5%.
The Company has received a commitment for financing from LaSalle Bank NA, and expects to finance the acquisition, including the $2.2 million loan to the seller, and repay certain existing indebtedness of the Company with cash of approximately $2.3 million and proceeds of a $16.5 million term loan. The term loan commitment provides for interest at LIBOR plus 2.5%, a maturity of five years, and principal payments based on a ten year amortization, with additional payments based on cash flow from operations and amounts realized related to certain collateral. The term loan is secured by receivables and all other unencumbered assets of the company, including land for sale, insurance refunds receivable and notes receivable. In addition to financing the acquisition, the Company will use proceeds from this term loan to retire a $4.0 million term loan that has an interest rate of LIBOR plus 6.25%, and a $2.5 million subordinated note due in September 2007 that has an interest rate of 7%.
Further, the commitment from LaSalle includes a $15 million revolving credit facility that provides for revolving credit loans as well as the issuance of letters of credit. The revolver is secured by accounts receivable and replaces the Company’s current $2.3 million line of credit. The revolver provides for a maximum draw of up to $21 million during the first six months to finance start up working capital requirements of the acquired facilities after which period the maximum draw is reduced to $15 million. There are limits on the maximum amount of loans that may be outstanding under the revolver based on borrowing base restrictions. The revolver has a term of three years and bears interest at the Company’s option of LIBOR plus 2.25% or the bank’s prime lending rate. Historically, the Company’s accounts receivable have been pledged as security primarily for its leases with Omega. Pursuant to this refinancing, the accounts receivable will be the collateral for the new revolver and the Company will issue a letter of credit of approximately $8.1 million to serve as a replacement security deposit for all of its leases with Omega. Considering this letter of credit and a maximum revolver facility of $15 million, the maximum balance available for future revolving credit loans would be $6.9 million, subject to the borrowing base restrictions. Said amounts are available to fund the working capital needs of this transaction and future expansion opportunities.
Closing of the acquisition and the related financing is anticipated to occur on August 10, 2007.

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
As of June 30, 2007, our continuing operations consist of 42 nursing centers with 4,405 licensed nursing beds and 66 assisted living units. As of June 30, 2007, our continuing operations included nine owned nursing centers and 33 leased nursing centers.
Pending Acquisition. On July 30, 2007, we entered into an agreement to purchase the leasehold interests and operations of seven skilled nursing facilities from Senior Management Services of America North Texas, Inc. for a price of approximately $10.1 million, including approximately $8.6 million in cash, the assumption of certain liabilities, and estimated transaction costs. These facilities include 1,266 licensed nursing beds, with 1,105 nursing beds available for use. The SMSA facilities had unaudited revenues of approximately $52.1 million for the year ended December 31, 2006.
The facilities were part of a larger organization and have been in bankruptcy since January 2007. Under the terms of the purchase agreement, we will acquire the leases and leasehold interests for the facilities, inventory and equipment, but will not acquire working capital or assume liabilities, apart from certain obligations for employee paid-time-off benefits, specified lease related obligations and 2007 property taxes. As part of the acquisition terms, we will loan the seller up to $2.2 million for up to one year to fund the seller’s immediate obligations under the confirmed bankruptcy plan of liquidation. This loan will be secured by the accounts receivable of the seller, and bears interest at 12.5% annually.
The facilities are subject to a master lease with a subsidiary of Omega Healthcare Investors. We currently lease 32 facilities from Omega. The master lease of these seven facilities has a remaining initial term of approximately 8 years and two 10 year renewal periods at the lessee’s option. The lease provides for annual increases in lease payments equal to the increase in the consumer price index, capped at 2.5%.
The acquisition is expected to close on August 10, 2007, and will be funded with proceeds of a new credit facility, as discussed in Liquidity and Capital Resources.
Divestitures. We have undertaken certain divestitures through sale of assets and lease terminations. The divested operations have generally been poor performing properties. Effective March 31, 2007, we terminated our operations at a leased facility in Arkansas. The owner of the facility sold the property and we cooperated in an orderly transition to the new owner. In May 2006, we completed the sale of certain assets of eleven assisted living facilities located in North Carolina for a sales price of $11.0 million. We closed one remaining North Carolina assisted living facility in April 2006, and are continuing our efforts to sell this facility and land.
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
        Accrual for Professional and General Liability Claims—
Because our actual liability for existing and anticipated professional liability and general liability claims will exceed our limited insurance coverage, we have recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $20.6 million as of June 30, 2007. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of related legal costs incurred and expected to be incurred. All losses are projected on an undiscounted basis.
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
Each quarter, we record in our consolidated statement of income for that period the estimated accrual for anticipated liability claims incurred in that period as well as any revisions in estimates and differences between actual settlements and accruals for prior periods. While each quarterly adjustment to the recorded liability for professional liability claims affects reported income, these changes do not directly affect our cash position because the accrual for these liabilities is not funded. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
Professional liability costs are material to our financial position, and differences between estimates and the ultimate amount of loss may cause a material fluctuation in our reported results of operations. The liability recorded at June 30, 2007, was $20.6 million, compared to current assets of $39.3 million and total assets of $94.8 million. For the six months ended June 30, 2007 and 2006, our professional liability expense was a negative $3.0 million and a negative $6.3 million, respectively, with the negative amounts representing net benefits resulting from downward revisions in previous estimates. Our cash expenditures for self insured professional liability costs were $1.9 million and $1.2 million for the six months ended June 30, 2007 and 2006, respectively. These amounts are material in relation to our reported net income from continuing operations for the related periods of $5.6 million and $10.4 million, respectively.
        Accrual for Other Self-Insured Claims—
With respect to workers compensation insurance, substantially all of our employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. We are completely self-insured for workers compensation exposures prior to May 1997. We have been and remain a non-subscriber to the Texas workers compensation system and are, therefore, completely self-insured for employee injuries with respect to our Texas operations. We have provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate. The liability we recorded for the self-insured obligations under these plans is $0.4 million as of June 30, 2007.
From June 30, 2003 until June 30, 2007, we entered into workers compensation insurance programs that provided coverage for claims incurred, with premium adjustments depending on incurred losses. We account for premium expense under these policies based on our estimate of the level of claims expected to be incurred. As of June 30, 2007, we have recorded estimated premium refunds due under these programs totaling approximately $2.7 million, included in “insurance refunds receivable” in the accompanying balance sheet. Any adjustments of future premiums for workers compensation policies and differences between actual settlements and reserves for self-insured obligations are included in expense in the period finalized. Effective July 1, 2007, we entered into a guaranteed cost policy for workers compensation insurance, under which expense will be equal to the premiums paid. As a result, there will be no premium refunds associated with this new policy.

We are self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. We provide reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $0.9 million at June 30, 2007. The differences between actual settlements and reserves are included in expense in the period finalized.
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
Medicare and Medicaid Reimbursement—
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

Certain per person annual Medicare Part B reimbursement limits on therapy services became effective January 1, 2006. Subject to certain exceptions, the limits impose a $1,740 per patient annual ceiling on physical and speech therapy services, and a separate $1,740 per patient annual ceiling on occupational therapy services. CMS established an exception process to permit therapy services in certain situations, and the majority of services provided by us are reimbursed under the exceptions. On December 9, 2006, Congress passed the Tax Relief and Health Care Act of 2006 (TRHCA), which includes an extension of the existing exceptions process through December 31, 2007. If the exception process is discontinued after 2007, it is expected that the reimbursement limitations will reduce therapy revenues, and negatively impact our operating results and cash flows. The TRHCA also reduces the maximum federal matching under Medicare provider assessments to 5.5% of aggregate Medicaid outlays. This reduction in funding will become effective for fiscal years beginning after January 1, 2008.
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
Reduction in health care spending has become a national priority in the United States, and the field of health care regulation and reimbursement is a rapidly evolving one. For the six months ended June 30, 2007, we derived 31.8% and 55.9% of our total patient and resident revenues related to continuing operations from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on our profitability. We are unable to predict which reform proposals or reimbursement limitations will be adopted in the future, or the effect such changes would have on our operations.
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
Licensure and other Health Care Laws—
All our nursing centers must be licensed by the state in which they are located in order to accept patients, regardless of payor source. In most states, nursing homes are subject to certificate of need laws, which require us to obtain government approval for the construction of new nursing homes or the addition of new licensed beds to existing homes. Our nursing centers must comply with detailed statutory and regulatory requirements on an ongoing basis in order to qualify for licensure, as well as for certification as a provider eligible to receive payments from the Medicare and Medicaid programs. Generally, the requirements for licensure and Medicare/Medicaid certification are similar and relate to quality and adequacy of personnel, quality of medical care, record keeping, dietary services, resident rights, and the physical condition of the facility and the adequacy of the equipment used therein. Each facility is subject to periodic inspections, known as “surveys” by health care regulators, to determine compliance with all applicable licensure and certification standards. Such requirements are both subjective and subject to change. If the survey concludes that there are deficiencies in compliance, the facility is subject to various sanctions, including but not limited to monetary fines and penalties, suspension of new admissions, non-payment for new admissions and loss of licensure or certification. Generally, however, once a facility receives written notice of any compliance deficiencies, it may submit a written plan of correction and is given a reasonable opportunity to correct the deficiencies. There can be no assurance that, in the future, we will be able to maintain such licenses and certifications for our facilities or that we will not be required to expend significant sums in order to comply with regulatory requirements.
Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of June 30, 2007, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

Contractual Obligations	Total	Less than 1 year	2 to 3 Years	4 to 5 Years	After 5 Years
Long-term and short-term debt obligations (1)	$37,473	$8,669	$5,132	$23,672	$—
Series C Preferred Stock (2)	$6,037	$344	$689	$5,004	$—
Elimination of Preferred Stock Conversion feature (3)	$7,727	$687	$1,374	$1,374	$4,292
Operating leases	$493,390	$16,540	$34,318	$33,498	$409,034
Required capital expenditures under mortgage loans (4)	$1,094	$292	$536	$266	$—
Required capital expenditures under operating leases (5)	$20,290	$724	$1,421	$1,289	$16,856

Total	$566,011	$27,256	$43,470	$65,103	$430,182

(1)	Long-term and short-term debt obligations include scheduled future payments of principal and interest of long-term and short-term debt.

(2)	Series C Preferred Stock includes quarterly dividend payments and redemption value at preferred shareholder’s earliest redemption date.

(3)	Payments for the elimination of preferred stock conversion feature.

(4)	Includes expenditure requirements for capital maintenance under mortgage loan covenants.

(5)	Includes capital expenditure requirements under operating leases.
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.5 times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change of control of the Company (as defined). The maximum contingent liability under these agreements is approximately $1.8 million. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by us or the employee. In addition, upon the occurrence of any triggering event, these certain members of management may elect to require that we purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of our common stock at the date of termination versus the stated exercise price. Based on the closing price of our stock on June 30, 2007, the maximum contingent liability for the repurchase of the currently vested options is approximately $1.9 million. No amounts have been accrued for this contingent liability.
Results of Operations
The following tables present the unaudited interim statements of income and related data for the three and six month periods ended June 30, 2007 and 2006:

(in thousands)	Three Months Ended June 30,
	2007	2006	Change	%
PATIENT REVENUES, net	$55,381	$53,423	$1,958	3.7%

EXPENSES:
Operating	41,896	40,188	1,708	4.3%
Lease	4,611	3,828	783	20.5%
Professional liability	(3,378)	(3,982)	604	(15.2)%
General and administrative	4,017	3,716	301	8.1%
Stock-based compensation	190	5,012	(4,822)	(96.2)%
Depreciation	932	917	15	1.6%

Total expenses	48,268	49,679	(1,411)	(2.8)%

OPERATING INCOME	7,113	3,744	3,369	90.0%

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	366	249	117	47.0%
Interest income	256	165	91	55.2%
Interest expense	(776)	(877)	101	(11.5)%

	(154)	(463)	309	(66.7)%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	6,959	3,281	3,678	112.1%
PROVISION (BENEFIT) FOR INCOME TAXES	2,698	(387)	3,085	(797.0)%

NET INCOME FROM CONTINUING OPERATIONS	$4,261	$3,668	$593	16.2%

(in thousands)	Six Months Ended June 30,
	2007	2006	Change	%
PATIENT REVENUES, net	$109,973	$106,070	$3,903	3.7%

EXPENSES:
Operating	83,636	80,278	3,358	4.2%
Lease	9,207	7,653	1,554	20.3%
Professional liability	(2,955)	(6,258)	3,303	(52.8)%
General and administrative	8,095	7,197	898	12.5%
Stock-based compensation	259	5,012	(4,753)	(94.8)%
Depreciation	1,841	1,852	(11)	(0.6)%

Total expenses	100,083	95,734	4,349	4.5%

OPERATING INCOME	9,890	10,336	(446)	(4.3)%

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	413	240	173	72.1%
Other income	0	207	(207)	(100.0)%
Interest income	507	348	159	45.7%
Interest expense	(1,592)	(1,876)	284	(15.1)%

	(672)	(1,081)	409	(37.8)%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	9,218	9,255	(37)	(0.4)%
PROVISION (BENEFIT) FOR INCOME TAXES	3,577	(1,116)	4,693	(420.5)%

NET INCOME FROM CONTINUING OPERATIONS	$5,641	$10,371	$(4,730)	(45.6)%

Percentage of Net Revenues	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
PATIENT REVENUES, net	100.0%	100.0%	100.0%	100.0%

EXPENSES:
Operating	75.7	75.2	76.1	75.7
Lease	8.3	7.2	8.3	7.2
Professional liability	(6.1)	(7.5)	(2.7)	(5.9)
General and administrative	7.3	7.0	7.4	6.8
Stock-based compensation	0.3	9.4	0.2	4.7
Depreciation	1.7	1.7	1.7	1.8

Total expenses	87.2	93.0	91.0	90.3

OPERATING INCOME	12.8	7.0	9.0	9.7

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	0.7	0.5	0.4	0.2
Other income	—	—	—	0.2
Interest income	0.5	0.3	0.5	0.3
Interest expense	(1.4)	(1.6)	(1.5)	(1.7)

	(0.2)	(0.8)	(0.6)	(1.0)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	12.6	6.2	8.4	8.7
PROVISION (BENEFIT) FOR INCOME TAXES	4.9	(0.7)	3.3	(1.1)

NET INCOME FROM CONTINUING OPERATIONS	7.7%	6.9%	5.1%	9.8%

Three Months Ended June 30, 2007 Compared With Three Months Ended June 30, 2006
As noted in the overview, we have entered into certain divestiture transactions in recent periods, and our consolidated financial statements have been reclassified to present such transactions as discontinued operations. Accordingly, the related revenue, expenses, assets, liabilities and cash flows have been reported separately, and the discussion below addresses principally the results of our continuing operations.
Patient Revenues. Patient revenues increased to $55.4 million in 2007 from $53.4 million in 2006, an increase of $2.0 million, or 3.7%. The increase in patient revenues is due to increased Medicaid rates in certain states and Medicare rate increases. The average rate of occupancy at the Company’s nursing centers decreased slightly to 78.6% in 2007 from 78.7% in 2006. As a percentage of total census, Medicare days decreased slightly to 14.1% in 2007 from 14.3% in 2006. Medicare revenues were 31.4% of patient revenue in 2007 and 31.2% in 2006, while Medicaid and similar programs were 56.3% in 2007 compared to 55.5% in 2006.

The Company’s average rate per day for Medicare Part A patients increased to $344.48 in 2007 from $323.46 in 2006, an increase of 6.5%. This increase was the result of annual inflation adjustments and the acuity levels of Medicare patients in our nursing centers, which were higher in 2007 than in 2006. Our average rate per day for Medicaid patients increased to $137.75 in 2007 from $132.48 in 2006, an increase of 4.0%.
Operating expense. Operating expense increased to $41.9 million in 2007 from $40.2 million in 2006, an increase of $1.7 million, or 4.3%. As a percentage of patient revenues, operating expense was approximately 75.7% of revenue in 2007, compared to 75.2% of revenue in 2006. The increase in operating expense is primarily attributable to cost increases related to wages and benefits.
The largest component of operating expenses is wages, which increased to $25.1 million in 2007 from $24.0 million in 2006, an increase of $1.1 million, or 4.5%. This increase is primarily attributable to an increase in wages as a result of competitive labor markets in most of the areas in which we operate, regular merit and inflationary raises for personnel, and labor costs associated with increases in patient acuity levels. Wage rate increases averaged approximately 3.7% for the period, increasing wages approximately $0.8 million.
Employee health insurance costs were approximately $0.2 million higher in 2007 compared to 2006, an increase of approximately 16%. The Company is self insured for the first $150,000 in claims per employee each year. Employee health insurance costs can vary significantly from year to year.
These increased costs were partially offset by reductions in bad debt expense, which was $0.3 million lower in 2007 compared to 2006.
The remaining increases in operating expense are primarily due to the effects of increases in patient acuity levels.
Lease expense. Lease expense increased to $4.6 million in 2007 from $3.8 million in 2006. Effective October 1, 2006, we renewed a master lease covering 28 nursing centers. This resulted in an increase in lease expense of $0.6 million during 2007 for the effects of recording scheduled rent increases on a straight-line basis over the term of the renewal period. This increase has no effect on cash rent payments at the start of the lease term, and will only result in additional cash outlay as the 3 percent annual increases take effect each year. In addition, there was an increase in lease expense of $0.1 million resulting from rent increases for lessor funded property renovations.
Professional liability. Professional liability expense in 2007 resulted in a benefit of $3.4 million, compared to a benefit of $4.0 million in 2006, a decrease in benefit of $0.6 million. Our cash expenditures for professional liability costs were $1.1 million and $0.6 million for the three month periods ended June 30, 2007 and 2006, respectively. During 2007, our total recorded liabilities for self-insured professional liability risks declined to $20.6 million at June 30, 2007, down from $25.7 million at December 31, 2006.
General and administrative expense. General and administrative expense increased to $4.0 million in 2007 from $3.7 million in 2006, an increase of $0.3 million or 8.1%. The increase is primarily attributable to increased compensation costs of $0.2 million and costs of compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 of $0.1 million. The majority of our costs of Sarbanes-Oxley compliance were incurred in the third and fourth quarters of 2006.
As a percentage of total net revenues, general and administrative expense was approximately 7.3% in 2007 and 7.0% and 2006.
Stock-based compensation. During 2007, we recorded stock-based compensation expense of $0.2 million, compared to $5.0 million in stock-based compensation during the same period of 2006.
Depreciation. Depreciation expense was approximately $0.9 million in both 2007 and 2006.
Foreign currency transaction gain. A foreign currency transaction gain of $366,000 was recorded in 2007, compared to $249,000 in 2006. These gains result primarily from foreign currency translation of a note receivable from the sale of our Canadian operations in 2004.
Interest expense. Interest expense decreased to $0.8 million in 2007 from $0.9 million in 2006, a decrease of $0.1 million or 11.5%. Interest expense decreased as a result of payments of debt from proceeds of the sale of discontinued operations, principal payments made in connection with a refinancing transaction in August 2006, and other principal payments. These decreases were partially offset by interest rate increases on our variable rate debt.

Income from continuing operations before income taxes; income from continuing operations per common share. As a result of the above, continuing operations reported income before income taxes of $7.0 million in 2007 compared to $3.3 million in 2006. The provision for income taxes was $2.7 million in 2007, compared to a benefit for income taxes of $0.4 million in 2006. Our effective tax rate differs materially from the statutory rate in 2006 mainly due to changes in our valuation allowance for net deferred tax assets. During 2006, we recorded a deferred tax benefit to reduce deferred tax asset valuation allowances, based on improvements in our financial position and our updated forecast of income available to support the turnaround of existing net operating loss carryforward credits. In future periods, we will continue to assess the need for and adequacy of the remaining valuation allowance. The basic and diluted income per common share from continuing operations were $0.71 and $0.68, respectively, in 2007, as compared to a basic and diluted income per common share from continuing operations of $0.62 and $0.55, respectively, in 2006.
Income from discontinued operations. As discussed in the overview at the start of Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have completed certain divestitures, and have reclassified our consolidated financial statements to present these divestitures as discontinued operations for all periods presented. The operating loss from discontinued operations, net of taxes, was approximately $17,000 in 2007, compared to a loss of $94,000 in 2006. The disposition of discontinued operations resulted in a loss of $128,000 in 2006. There was no gain or loss from the disposition of discontinued operations in the second quarter of 2007.
Six Months Ended June 30, 2007 Compared With Six Months Ended June 30, 2006
As noted in the overview, we have entered into certain divestiture transactions in recent periods, and our consolidated financial statements have been reclassified to present such transactions as discontinued operations. Accordingly, the related revenue, expenses, assets, liabilities and cash flows have been reported separately, and the discussion below addresses principally the results of our continuing operations.
Patient Revenues. Patient revenues increased to $110.0 million in 2007 from $106.1 million in 2006, an increase of $3.9 million, or 3.7%. The increase in patient revenues is due to increased Medicaid rates in certain states and Medicare rate increases. The average rate of occupancy at the Company’s nursing centers was 78.5% in both 2007 and 2006. As a percentage of total census, Medicare days were 14.4% in both 2007 and 2006. Medicare revenues were 31.8% of patient revenue in 2007 and 31.3% in 2006, while Medicaid and similar programs were 55.9% in 2007 compared to 55.5% in 2006.
The Company’s average rate per day for Medicare Part A patients increased to $341.80 in 2007 from $322.49 in 2006, an increase of 6.0%. This increase was the result of annual inflation adjustments and the acuity levels of Medicare patients in our nursing centers, which were higher in 2007 than in 2006. Our average rate per day for Medicaid patients increased to $137.49 in 2007 from $132.42 in 2006, an increase of 3.8%.
Operating expense. Operating expense increased to $83.6 million in 2007 from $80.3 million in 2006, an increase of $3.3 million, or 4.2%. As a percentage of patient revenues, operating expense was approximately 76.1% of revenue in 2007, compared to 75.7% of revenue in 2006. The increase in operating expense is primarily attributable to cost increases related to wages and benefits.
The largest component of operating expenses is wages, which increased to $49.9 million in 2007 from $47.4 million in 2006, an increase of $2.5 million, or 5.2%. This increase is primarily attributable to an increase in wages as a result of competitive labor markets in most of the areas in which we operate, regular merit and inflationary raises for personnel, and labor costs associated with increases in patient acuity levels. Wage rate increases averaged approximately 3.7% for the period, increasing wages approximately $1.7 million.
Employee health insurance costs were approximately $0.3 million higher in 2007 compared to 2006, an increase of approximately 14%. The Company is self insured for the first $150,000 in claims per employee each year. Employee health insurance costs can vary significantly from year to year.
These increased costs were partially offset by reductions in bad debt expense, which was $0.5 million lower in 2007 compared to 2006.
The remaining increases in operating expense are primarily due to the effects of increases in patient acuity levels.
Lease expense. Lease expense increased to $9.2 million in 2007 from $7.7 million in 2006. Effective October 1, 2006, we renewed a master lease covering 28 nursing centers. This resulted in an increase in lease expense of $1.2 million during 2007 for the effects of recording scheduled rent increases on a straight-line basis over the term of the renewal period. This increase has no effect on cash rent payments at the start of the lease term, and will only result in additional cash outlay as the 3 percent annual increases take effect each year. In addition, there was an increase in lease expense of $0.3 million resulting from rent increases for lessor funded property renovations.
Professional liability. Professional liability expense in 2007 resulted in a benefit of $3.0 million, compared to a benefit of $6.3 million in 2006, an increase in expense of $3.3 million. Our cash expenditures for professional liability costs were $1.9 million and $1.2 million for the six month periods ended June 30, 2007 and 2006, respectively. During 2007, our total recorded liabilities for self-insured professional liability risks declined to $20.6 million at June 30, 2007, down from $25.7 million at December 31, 2006.
General and administrative expense. General and administrative expense increased to $8.1 million in 2007 from $7.2 million in 2006, an increase of $0.9 million or 12.5%. The increase is primarily attributable to increased compensation costs of $0.6 million and costs of compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 of $0.1 million. The majority of our costs of Sarbanes-Oxley compliance were incurred in the third and fourth quarters of 2006.
As a percentage of total net revenues, general and administrative expense was approximately 7.4% in 2007 and 6.8% and 2006.
Stock-based compensation. During 2007, we recorded stock-based compensation expense of $0.3 million, compared to $5.0 million in stock-based compensation during the same period of 2006.
Depreciation. Depreciation expense was approximately $1.8 million in 2007 and $1.9 million in 2006.
Foreign currency transaction gain. A foreign currency transaction gain of $413,000 was recorded in 2007, compared to $240,000 in 2006. These gains result primarily from foreign currency translation of a note receivable from the sale of our Canadian operations in 2004.
Interest expense. Interest expense decreased to $1.6 million in 2007 from $1.9 million in 2006, a decrease of $0.3 million or 15.1%. Interest expense decreased as a result of payments of debt from proceeds of the sale of discontinued operations, principal payments made in connection with a refinancing transaction in August 2006, and other principal payments. These decreases were partially offset by interest rate increases on our variable rate debt.
Income from continuing operations before income taxes; income from continuing operations per common share. As a result of the above, continuing operations reported income before income taxes of $9.2 million in 2007 compared to $9.3 million in 2006. The provision for income taxes was $3.6 million in 2007, compared to a benefit for income taxes of $1.1 million in 2006. Our effective tax rate differs materially from the statutory rate in 2006 mainly due to changes in our valuation allowance for net deferred tax assets. During 2006, we recorded a deferred tax benefit to reduce deferred tax asset valuation allowances, based on improvements in our financial position and our updated forecast of income available to support the turnaround of existing net operating loss carryforward credits. In future periods, we will continue to assess the need for and adequacy of the remaining valuation allowance. The basic and diluted income per common share from continuing operations were $0.93 and $0.89, respectively, in 2007, as compared to a basic and diluted income per common share from continuing operations of $1.78 and $1.58, respectively, in 2006.
Income from discontinued operations. As discussed in the overview at the start of Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have completed certain divestitures, and have reclassified our consolidated financial statements to present these divestitures as discontinued operations for all periods presented. Operating loss of discontinued operations, net of taxes, was approximately $1,000 in 2007, compared to a loss of $114,000 in 2006. The disposition of discontinued operations and completions of lease terminations resulted in a loss of $35,000, net of taxes, in 2007, compared to a loss of $120,000 in 2006.
Liquidity and Capital Resources
As of June 30, 2007, we had $28.9 million of outstanding borrowings, including $2.5 in short-term debt and current scheduled payments of long-term debt of $3.8 million. The majority of the current scheduled payments of long-term debt consist of payments required by our loan agreements that any proceeds received upon certain asset dispositions be paid to reduce the balance. During the six months ending June 30, 2007, additional principal payments of $2.4 million were made from such proceeds.
On August 7, 2006, we entered into an agreement with our commercial mortgage lender, Capmark Finance Inc. (“Capmark”), for a comprehensive refinancing of our long term debt. Under the terms of the new agreement, Capmark provided mortgage debt of approximately $22.5 million with a five year maturity and a term note of approximately $8.1 million with a four year maturity to refinance our remaining mortgage and bank term debt. At June 30, 2007, the outstanding balance under the mortgage debt was $22.3 million and the interest rate on the mortgage debt was 9.07% as of June 30, 2007. At June 30, 2007, the outstanding balance under the term note was $4.0 million and the interest rate was 11.57%.
Our debt agreements contain various financial covenants the most restrictive of which relate to cash flow, debt service coverage ratios, liquidity and limits on the payment of dividends to shareholders. We are in compliance with such covenants at June 30, 2007.
As of June 30, 2007, we had no borrowings outstanding under our working capital line of credit. The maximum outstanding balance of the working capital line of credit is $2.3 million. There are certain limitations based on borrowing base restrictions. The working capital line of credit matures in January 2008 with interest at either LIBOR plus 2.5% or the bank’s prime rate plus 0.50% (up to a maximum of 9.5%).
On July 30, 2007, we entered into an agreement to purchase the leasehold interests and operations of seven skilled nursing facilities from SMSA for a price of approximately $10.1 million. In connection with this transaction, we have received a commitment for financing from LaSalle Bank NA, and expect to finance the acquisition and repay certain existing indebtedness with cash of approximately $2.3 million and proceeds of a $16.5 million term loan. The term loan commitment provides for interest at LIBOR plus 2.5%, a maturity of five years, and principal payments based on a ten year amortization, with additional payments based on cash flow from operations and amounts realized related to certain collateral. The term loan is secured by receivables and all other unencumbered assets of the company, including land held for sale, insurance refunds receivable and notes receivable. In addition to financing the acquisition, we will use proceeds from this term loan to retire a $4.0 million term loan that had an interest rate of LIBOR plus 6.25%, and a $2.5 million subordinated note due in September 2007 that had an interest rate of 7%.
The commitment from LaSalle also includes a $15 million revolving credit facility that provides for revolving credit loans as well as the issuance of letters of credit. The revolver is secured by accounts receivable and replaces our current $2.3 million line of credit. The revolver provides for a maximum draw of up to $21 million during the first six months to finance start up working capital requirements of the acquired facilities after which period the maximum draw is reduced to $15 million. There are limits on the maximum amount of loans that may be outstanding under the revolver based on borrowing base restrictions. The revolver has a term of three years and bears interest at our option of LIBOR plus 2.25% or the bank’s prime lending rate. Historically, our accounts receivable have been pledged as security primarily for our leases with Omega. Pursuant to this refinancing, the accounts receivable will be the collateral for the new revolver and we will issue a letter of credit of approximately $8.1 million to serve as a replacement security deposit for all of our leases with Omega. Considering this letter of credit and a maximum revolver facility of $15 million, the balance available for future revolving credit loans would be $6.9 million, subject to the borrowing base restrictions. Said amounts are available to fund the working capital needs of this transaction and future expansion opportunities.
Closing of the acquisition and the related financing is anticipated to occur on August 10, 2007.
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
As of June 30, 2007, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred but unreported claims of $20.6 million. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows. Settlements of currently pending claims will require additional cash expenditures.
Net cash provided by operating activities of continuing operations before changes in other assets and liabilities totaled $6.5 million and $8.7 million in the six month periods ended June 30, 2007 and 2006, respectively. These amounts primarily represent the cash flows from net operations. The effects of working capital changes were to use $1.8 and $2.3 million of cash, respectively, in the six month periods ended June 30, 2007 and 2006, resulting in net cash provided by continuing operations of $4.7 million and $6.4 million in the six month periods ended June 30, 2007 and 2006, respectively. Discontinued operations used cash of $1,000 and provided cash of $232,000 in the six month periods ended June 30, 2007 and 2006, respectively.

Investing activities of continuing operations used cash of $1.2 million and provided cash of $10.0 million in the six month periods ended June 30, 2007 and 2006, respectively. These amounts primarily represent proceeds from the sale of discontinued operations in 2006, net of cash used for purchases of property, plant and equipment. We have used between $3.0 million and $4.1 million for capital expenditures of continuing operations in each of the three calendar years ending December 31, 2006. Such expenditures were primarily for facility improvements and equipment, which were financed principally through working capital. For the year ending December 31, 2007, we anticipate that capital expenditures for improvements and equipment for our existing facility operations will be higher as we complete facility renovations at certain owned facilities. Investing activities of discontinued operations used no cash in the first six months of 2007 and $12,000 in cash in 2006.
Financing activities of continuing operations used cash of $2.8 million and $13.1 million in the six month periods ended June 30, 2007 and 2006, respectively. The use of funds primarily represents payments to retire existing debt. Proceeds from the sale of discontinued operations were used to repay debt. There were no cash flows from financing activities of discontinued operations in 2007 or 2006. No interest costs or debt were allocated to discontinued operations.
Facility Renovations
After a strategic review, we determined that renovating certain facilities offered the opportunity to improve occupancy, quality of care and profitability. We developed a plan to identify those facilities with the greatest potential for benefit, and began the renovation program during 2005. As of June 30, 2007, we have completed renovation projects at six facilities and one additional renovation was completed during July 2007. We have begun 2 additional renovation projects, and management is currently developing plans to begin an additional facility renovation.
A total of $8.0 million has been spent on these renovation programs to date, with $5.9 million spent on facilities leased from Omega and $2.1 million spent on owned facilities. The amounts spent on the facilities leased from Omega are financed through increased rent, and are not reflected as capital expenditures.
For the five facilities with renovations completed before the beginning of the second quarter 2007, second quarter occupancy improved from 63.0% in 2006 to 68.4% in 2007, and Medicare census as a percent of total increased from 13.1% in 2006 to 13.8% in 2007. No assurance can be given that these facilities will continue to show such occupancy or revenue mix improvement or that the other renovated facilities will experience similar improvements.
West Virginia Facility Option Agreement
We have entered into an option agreement to purchase certain assets of a skilled nursing facility in West Virginia. During 2007, we made an application to state regulatory authorities to allow us to operate the facility, and construct a new 90 bed replacement facility. In the event our application is approved, we will seek to arrange financing and begin construction of the replacement facility.
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
Accounts receivable attributable to patient services of continuing operations totaled $19.2 million at June 30, 2007, compared to $18.5 million at December 31, 2006, representing approximately 32 and 31 days in accounts receivable at each period end, respectively.
The allowance for bad debt was $2.1 million at June 30, 2007, compared to $2.1 million at December 31, 2006. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.

Inflation
We do not believe that our operations have been materially affected by inflation. We expect salary and wage increases for our skilled staff to continue to be higher than average salary and wage increases, as is common in the health care industry.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157; “Fair Value Measurements” (“SFAS No. 157”). This new standard provides guidance for using fair value to measure assets and liabilities and establishes a fair value hierarchy that prioritizes the information used to develop the measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The provisions of SFAS No. 157 are effective for entities as of the beginning of a fiscal year that begins after November 15, 2007. Earlier application is permitted, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We do not expect the adoption of this new standard to have a material impact on our financial position.
In February 2007, the FASB issued SFAS No. 159; “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). This new standard permits entities to choose to measure many financial instruments and certain other items at fair value. Most provisions of SFAS No. 159 will only impact those entities that elect the fair value option or have investments accounted for under FASB Statement No. 115. The provisions of SFAS No. 159 are effective for entities as of the beginning of a fiscal year that begins after November 15, 2007. Earlier application is permitted, provided that the reporting entity also elects to apply the provisions of SFAS No. 157. We do not expect the adoption of this new standard to have a material impact on our financial position.
Forward-Looking Statements
The foregoing discussion and analysis provides information deemed by Management to be relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006. Certain statements made by or on behalf of us, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those contemplated by the forward-looking statements made herein. In addition to any assumptions and other factors referred to specifically in connection with such statements, other factors could cause our actual results to differ materially from the results expressed or implied in any forward-looking statements including, but not limited to, our ability to complete the acquisition of the seven skilled nursing facilities from Senior Management Services of America North Texas, Inc. and to obtain the financing from LaSalle Bank NA on the terms described herein, our ability to integrate the acquired nursing homes into our business and achieve the anticipated cost savings, changes in governmental reimbursement, government regulation and health care reforms, the increased cost of borrowing under our credit agreements, ability to control ultimate professional liability costs, the accuracy of our estimate of our anticipated professional liability expense, the impact of future licensing surveys, the outcome of regulatory proceedings alleging violations of laws and regulations governing quality of care or violations of other laws and regulations applicable to our business, our ability to control costs, changes to our valuation of deferred tax assets, changes in occupancy rates in our facilities, changing economic conditions as well as others. Investors also should refer to the risks identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in “Item 1A — Risk Factors” below as well as risks identified in our Form 10-K for the year ended December 31, 2006 for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the Company’s business plans and prospects. Such cautionary statements identify important factors that could cause our actual results to materially differ from those projected in forward-looking statements. In addition, we disclaim any intent or obligation to update these forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of June 30, 2007, we had outstanding borrowings of approximately $28.9 million, including $2.5 million in fixed-rate borrowings and $26.4 million in variable-

rate borrowings. In the event that interest rates were to change 1%, the impact on future cash flows would be approximately $0.3 million annually, representing the impact of increased or decreased interest expense on variable rate debt.
We have a note receivable denominated in Canadian dollars related to the sale of our Canadian operations. This note is currently recorded on our balance sheet at $5.1 million US based on the outstanding balance of the note and the exchange rate as of June 30, 2007. We also have recorded certain liabilities of $0.7 million US that are denominated in Canadian dollars. The carrying value of the note and the liabilities in our financial statements will be increased or decreased each period based on fluctuations in the exchange rate between US and Canadian currencies, and the effect of such changes will be included as income or loss in our statement of income in the period of change. In the six month periods ended June 30, 2007 and 2006, we reported transaction gains of $413,000 and $240,000, respectively, as a result of the effect of changes in the currency exchange rates on this note. A further change of 1% in the exchange rate between US and Canadian currencies would result in a corresponding increase or decrease to earnings of approximately $44,000.

ITEM 4.	CONTROLS AND PROCEDURES
Advocat, with the participation of our principal executive and financial officers has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2007. Based on this evaluation, the principal executive and financial officers have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has been no change (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that has occurred during our fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of June 30, 2007, we are engaged in 18 professional liability lawsuits. One of these matters is currently scheduled for trial within the next year. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
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
ITEM 1A. RISK FACTORS
Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in “Risk Factors” in Part I — Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2006. In addition to the risk factors previously disclosed in our Report on Form 10-K, the following factors could cause our results to differ from our expectations.
If we are unable to successfully complete the previously announced acquisition of seven skilled nursing facilities from Senior Management Services of America North Texas, Inc. or close on the proposed loan agreement with LaSalle Bank NA, our business could be adversely affected.
On July 30, 2007 we entered into an agreement to acquire seven skilled nursing facilities in Texas from SMSA. However, this acquisition is subject to a number of conditions, including the completion of the new loan agreement with LaSalle Bank. We have incurred significant costs in connection with these transactions and there is now an expectation that we will add these facilities to our operations. If we are unable to complete the acquisition or close on the proposed loan agreement for any reason, the market price of our stock could be adversely affected.
If we are unable to successfully integrate the business operations of the SMSA facilities into our business operations, we will not realize the anticipated potential benefits from the acquisition and our business could be adversely affected.
The acquisition of the facilities from SMSA involves the integration of seven nursing homes that have previously been operated by a different management group. Successful integration of these acquired facilities with our other operations will depend on our ability to consolidate operations, systems and procedures, eliminate redundancies and reduce costs. If we are unable to do so, we will not realize the anticipated potential benefits of the acquisition and our business and results of operations would be adversely affected. Difficulties could include the loss of key employees, increased demands on our management, financial, technical and other resources, the disruption of our and the new facilities’ ongoing businesses and possible inconsistencies in standards, controls, procedures and policies. The acquisition could result in the diversion of management’s attention from our ongoing operations. In addition, a number of factors beyond our control could prevent us from realizing any efficiencies and cost savings we expect.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
(a)	The annual meeting of shareholders was held on May 17, 2007.

(b)	Matters voted upon at the meeting:
1.	Election of Directors:

	William C. O’Neil, Jr.

	For	3,819,030
	Withheld	932,644
	Eligible Shares	4,751,674

	Robert Z. Hensley

	For	3,819,330
	Withheld	932,344
	Eligible Shares	4,751,674
Our Continuing directors include Wallace E. Olson, William R. Council, III and Richard M. Brame.

ITEM 6.	EXHIBITS
The exhibits filed as part of this report on Form 10-Q are listed in the Exhibit Index immediately following the signature page.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVOCAT INC. August 8, 2007
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