Form 10-Q
period 2007-09-30
ADVOCAT INC
filed 2007-11-06
CIK 919956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
CHECK ONE:

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2007
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
(Outstanding shares of the issuer’s common stock as of November 1, 2007)

Part I. FINANCIAL INFORMATION
INTERIM CONSOLIDATED BALANCE SHEETS
INTERIM CONSOLIDATED STATEMENTS OF INCOME
INTERIM CONSOLIDATED STATEMENTS OF INCOME
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
PART II — OTHER INFORMATION
EX-10.1 Operations Transfer Agreement
EX-10.2 Loan and Security Agreement
EX-10.3 Loan and Security Agreement
EX-10.4 Guaranty
EX-10.5 Revolving Credit Note
EX-10.6 Term Loan Note
EX-10.7 Fifth Amendment to Consolidated Amended and Restated Master Lease
EX-31.1 Certification of CEO
EX-31.2 Certification of CFO
EX-32 Certification of CEO and CFO

Part I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
ADVOCAT INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$13,939	$12,344
Receivables, less allowance for doubtful accounts of $2,254 and $2,122, respectively	23,531	16,902
Current portion of note receivable	619	534
Prepaid expenses and other current assets	2,577	2,706
Insurance refunds receivable	2,712	3,519
Deferred income taxes	2,985	1,785

Total current assets	46,363	37,790

PROPERTY AND EQUIPMENT, at cost	61,395	59,954
Less accumulated depreciation	(32,874)	(32,757)
Discontinued operations, net	1,455	1,576

Property and equipment, net	29,976	28,773

OTHER ASSETS:
Deferred income taxes	16,936	21,849
Note receivable, net of current portion	4,971	4,758
Deferred financing and other costs, net	1,300	905
Cash restricted for capital expenditures	—	864
Other assets	1,853	1,962
Acquired leasehold interest, net	9,703	—

Total other assets	34,763	30,338

	$111,102	$96,901

CURRENT LIABILITIES:
Current portion of long-term debt	$3,922	$4,587
Short-term debt	—	2,662
Trade accounts payable	5,816	4,566
Accrued expenses:
Payroll and employee benefits	10,571	9,363
Current portion of self-insurance reserves	4,100	4,838
Other current liabilities	5,030	3,600

Total current liabilities	29,439	29,616

NONCURRENT LIABILITIES:
Long-term debt, less current portion	34,617	24,267
Self-insurance reserves, less current portion	17,031	22,159
Other noncurrent liabilities	8,353	5,733

Total noncurrent liabilities	60,001	52,159

COMMITMENTS AND CONTINGENCIES
SERIES C REDEEMABLE PREFERRED STOCK
$.10 par value, 5,000 shares authorized, issued and outstanding, including premium of $5,097 and $6,371 at September 30, 2007 and December 31, 2006, respectively.	10,015	11,289

SHAREHOLDERS’ EQUITY:
Series A preferred stock, authorized 200,000 shares, $.10 par value, none issued and outstanding	—	—
Common stock, authorized 20,000,000 shares, $.01 par value, 5,877,000 and 5,866,000 shares issued and outstanding, respectively	59	59
Paid-in capital	15,637	15,123
Accumulated deficit	(4,049)	(11,345)

Total shareholders’ equity	11,647	3,837

	$111,102	$96,901

The accompanying notes are an integral part of these interim consolidated balance sheets.

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts, unaudited)

	Three Months Ended September 30,
	2007	2006
PATIENT REVENUES, net	$63,884	$53,394

EXPENSES:
Operating	49,239	41,328
Lease	5,162	3,860
Professional liability	(6)	782
General and administrative	4,073	3,906
Stock-based compensation	195	92
Depreciation and amortization	1,033	898
Post acquisition integration costs	326	—

Total expenses	60,022	50,866

OPERATING INCOME	3,862	2,528

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	330	29
Interest income	264	146
Interest expense	(956)	(892)
Debt retirement costs	(116)	(194)

	(478)	(911)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,384	1,617
PROVISION (BENEFIT) FOR INCOME TAXES	1,363	(7,972)

NET INCOME FROM CONTINUING OPERATIONS	2,021	9,589

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Operating loss, net of taxes of $(10) and $0, respectively	(100)	(143)
Gain (loss) on sale, net of taxes of $17 and $0, respectively	28	(2)

Discontinued operations	(72)	(145)

NET INCOME	1,949	9,444
PREFERRED STOCK DIVIDENDS	86	86

NET INCOME FOR COMMON STOCK	$1,863	$9,358

NET INCOME PER COMMON SHARE:
Per common share — basic
Continuing operations	$0.33	$1.64
Discontinued operations	(0.01)	(0.02)

	$0.32	$1.62

Per common share — diluted
Continuing operations	$0.32	$1.41
Discontinued operations	(0.02)	(0.02)

	$0.30	$1.39

WEIGHTED AVERAGE COMMON SHARES:
Basic	5,877	5,801

Diluted	6,136	6,783

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts, unaudited)

	Nine Months Ended September 30,
	2007	2006
PATIENT REVENUES, net	$173,857	$159,464

EXPENSES:
Operating	132,875	121,606
Lease	14,369	11,513
Professional liability	(2,961)	(5,476)
General and administrative	12,168	11,103
Stock-based compensation	454	5,104
Depreciation and amortization	2,874	2,750
Post acquisition integration costs	326	—

Total expenses	160,105	146,600

OPERATING INCOME	13,752	12,864

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	743	269
Other income	—	207
Interest income	771	494
Interest expense	(2,548)	(2,768)
Debt retirement costs	(116)	(194)

	(1,150)	(1,992)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	12,602	10,872
PROVISION (BENEFIT) FOR INCOME TAXES	4,940	(9,088)

NET INCOME FROM CONTINUING OPERATIONS	7,662	19,960

NET LOSS FROM DISCONTINUED OPERATIONS:
Operating loss, net of taxes of $(10) and $0, respectively	(101)	(257)
Loss on sale, net of taxes of $(6) and $0, respectively	(7)	(122)

Discontinued operations	(108)	(379)

NET INCOME	7,554	19,581
PREFERRED STOCK DIVIDENDS	258	254

NET INCOME FOR COMMON STOCK	$7,296	$19,327

NET INCOME PER COMMON SHARE:
Per common share — basic
Continuing operations	$1.26	$3.42
Discontinued operations	(0.02)	(0.07)

	$1.24	$3.35

Per common share — diluted
Continuing operations	$1.21	$3.00
Discontinued operations	(0.02)	(0.06)

	$1.19	$2.94

WEIGHTED AVERAGE COMMON SHARES:
Basic	5,874	5,763

Diluted	6,131	6,622

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,554	$19,581
Discontinued operations	(108)	(379)

Net income from continuing operations	7,662	19,960
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,874	2,750
Provision for doubtful accounts	809	1,231
Deferred income tax provision (benefit)	3,713	(9,263)
Provision for (benefit from) self-insured professional liability, net of cash payments	(6,010)	(8,116)
Stock-based compensation	454	5,104
Amortization of deferred balances	221	185
Provision for leases in excess of cash payments	1,753	14
Gain on sale of bed license	—	(207)
Foreign currency transaction gain	(743)	(269)
Debt retirement costs	116	194
Non-cash interest expense	—	86
Non-cash interest income	(99)	(236)

Net cash provided by operating activities before changes in other assets and liabilities	10,750	11,433
Changes in other assets and liabilities affecting operating activities:
Receivables, net	(7,520)	(1,781)
Prepaid expenses and other assets	449	(748)
Trade accounts payable and accrued expenses	2,965	(1,548)

Net cash provided by continuing operations	6,644	7,356
Discontinued operations	(21)	203

Net cash provided by operating activities	6,623	7,559

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,015)	(2,168)
Acquisition of leasehold interest	(9,218)	—
Proceeds from sale of discontinued operations and bed license	180	10,431
Decrease (increase) in restricted cash deposits	247	(110)
Note receivable issued	(1,800)	—
Notes receivable collection	2,500	718
Decrease (increase) in cash restricted for capital expenditures	864	(1,108)
Deposits and other deferred balances	417	(18)

Net cash provided by (used in) continuing operations	(10,825)	7,745
Discontinued operations	—	(24)

Net cash provided by (used in) investing activities	(10,825)	7,721

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(9,353)	(44,637)
Proceeds from issuance of debt	16,500	30,625
Proceeds from exercise of stock options	60	373
Payment of preferred stock dividends	(258)	—
Payment for preferred stock restructuring	(326)	—
Financing costs	(826)	(764)

Net cash provided by (used in) financing activities	5,797	(14,403)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,595	877
CASH AND CASH EQUIVALENTS, beginning of period	12,344	7,070

CASH AND CASH EQUIVALENTS, end of period	$13,939	$7,947

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$2,294	$2,626

Cash payments of income taxes	$838	$356

NON-CASH TRANSACTIONS:
During the nine month period ended September 30, 2006 the Company accrued, but did not pay, preferred stock dividends of $254,000.
The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007 AND 2006
1. BUSINESS
Advocat Inc. (together with its subsidiaries, “Advocat” or the “Company”) provides long-term care services to nursing center patients in eight states, primarily in the Southeast and Southwest. The Company’s centers provide a range of health care services to their patients and residents. In addition to the nursing, personal care and social services usually provided in long-term care centers, the Company offers a variety of comprehensive rehabilitation services as well as nutritional support services.
As of September 30, 2007, the Company’s continuing operations consist of 49 nursing centers with 5,671 licensed nursing beds and 66 assisted living units. The Company’s continuing operations include nine owned nursing centers and 40 leased nursing centers. The Company’s continuing operations include centers in Alabama, Arkansas, Florida, Kentucky, Ohio, Tennessee, Texas and West Virginia.
As further discussed in Note 3, the Company acquired the leasehold interests and operations of seven skilled nursing facilities effective August 11, 2007.
2. BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The interim consolidated financial statements for the three and nine month periods ended September 30, 2007 and 2006, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the Company’s financial position at September 30, 2007 and the results of its operations and cash flows for the three and nine month periods ended September 30, 2007 and 2006. The Company’s consolidated balance sheet at December 31, 2006 was derived from the Company’s audited consolidated financial statements as of December 31, 2006.
The results of operations for the three and nine month periods ended September 30, 2007 and 2006 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
3. ACQUISITION
Effective August 11, 2007, the Company purchased the leasehold interests and operations of seven skilled nursing facilities from Senior Management Services of America North Texas, Inc. (“SMSA” or “SMSA Acquisition”) for a price of approximately $9,955,000, including approximately $8,570,000 in cash, the assumption of approximately $860,000 in liabilities, and transaction costs of $525,000. These facilities include 1,266 licensed nursing beds, with 1,105 nursing beds currently available for use. The SMSA facilities had unaudited revenues of approximately $52.1 million for the year ended December 31, 2006. The SMSA facilities are in the Company’s existing geographic and operational footprint and are expected to contribute to the Company’s growth strategy and existing base of operations.
The facilities were part of a larger organization that had been in bankruptcy since January 2007. Under the terms of the purchase agreement, the Company acquired the leases and leasehold interests in the facilities, inventory and certain equipment, but did not acquire working capital or assume liabilities, apart from certain obligations for employee paid-time-off benefits, specified lease related obligations and 2007 property taxes. As part of the acquisition terms, the Company loaned the seller $1,800,000 with repayment terms of up to one year to fund the seller’s immediate obligations under the confirmed bankruptcy plan of liquidation. As of September 30, 2007 the seller had repaid the loan in full and the loan was cancelled. The loan was secured by the accounts receivable of the seller, and provided for interest at 12.5% annually.
The facilities are leased from a subsidiary of Omega Healthcare Investors, Inc. (“Omega”). Prior to the SMSA Acquisition, the Company leased 28 facilities from Omega under a master lease. In connection with this acquisition, the Company amended its master lease to include the seven SMSA facilities. The substantive terms of the SMSA lease, including payment provisions and lease period including renewal options, were not changed by this amendment. The lease terms for the seven SMSA facilities provide for an initial term and renewal periods at the Company’s option through May 31, 2035. The lease provides for annual increases in lease payments equal to the increase in the consumer price index, capped at 2.5%.
The SMSA Acquisition is accounted for using the purchase method of accounting. The purchase price of this transaction was allocated to assets acquired based upon their respective fair values and the liabilities assumed are based on the expected or paid settlement amounts. The purchase price allocation is subject to change during the twelve month period subsequent to the acquisition date for items including actual settlement of the assumed liabilities. The operating results have been included in the Company’s interim consolidated financial statements since the date of the acquisition.
The initial purchase price allocation resulted in an acquired leasehold interest intangible asset of approximately $9,752,000. The intangible asset is subject to amortization over the remaining life of the lease, including renewal periods, a period of approximately 28 years. Amortization expense of approximately $49,000 related to this intangible asset was recorded in the three months ended September 30, 2007.
In connection with the SMSA Acquisition, the Company recognized a pre-tax charge for post acquisition integration costs of $326,000 in the three months ended September 30, 2007. The Company incurred $180,000 of travel and other out-of-pocket expenses immediately following the acquisition related to integration activities and $146,000 in severance and relocation costs resulting from the Texas regional office restructuring necessitated by the acquisition.
The SMSA Acquisition was financed with proceeds of a new loan, as discussed in Note 9.
4. INSURANCE MATTERS
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
Reserve for Estimated Self-Insured Professional Liability Claims-
Because the Company anticipates that its actual liability for existing and anticipated claims will exceed the Company’s limited professional liability insurance coverage, the Company has recorded total liabilities for professional liability and other claims of $19,718,000 as of September 30, 2007. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis.
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
The following summarizes the Company’s accrual for professional liability and other claims for each policy year as of the end of the period:

	September 30,	December 31,
	2007	2006
Policy Year End March 9,
2008	$3,454,000	$—
2007	6,372,000	6,992,000
2006	4,027,000	7,629,000
2005	3,629,000	6,042,000
2004	1,454,000	3,228,000
2003 and earlier	782,000	1,826,000

	$19,718,000	$25,717,000

The Company’s cash expenditures for self-insured professional liability costs were $2,589,000 and $2,184,000 for the nine months ended September 30, 3007 and 2006, respectively.
Other Insurance-
With respect to workers compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. The Company is completely self-insured for workers compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. The Company has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate. The liability recorded by the Company for the self-insured obligations under these plans is $411,000 as of September 30, 2007.
From June 30, 2003 until June 30, 2007, the Company entered into workers compensation insurance programs that provided coverage for claims incurred, with premium adjustments depending on incurred losses. The Company accounts for premium expense under these policies based on its estimate of the level of claims expected to be incurred. As of September 30, 2007, the Company has recorded estimated premium refunds due under these programs totaling approximately $2,712,000 included in “insurance refunds receivable” in the accompanying balance sheet. Any adjustments of future premiums for workers compensation policies and differences between actual settlements and reserves for self-insured obligations are included in expense in the period finalized. Effective July 1, 2007, the Company obtained a guaranteed cost policy for workers compensation insurance, under which expense will be equal to the premiums paid. As a result, there will be no premium refunds associated with this new policy.
The Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $1,003,000 at September 30, 2007. The differences between actual settlements and reserves are included in expense in the period finalized.
5. STOCK-BASED COMPENSATION
In August 2007 and in connection with the SMSA Acquisition, the Compensation Committee of the Board of Directors approved and the Company granted 4,950 Stock only Stock Appreciation Rights (“SOSARs”) at an exercise price of $10.67, the market price of the Company’s common stock on the date the SOSARs were granted. This grant is in addition to the 107,700 SOSARs granted in March 2007 at an exercise price of $11.59. All SOSARs granted during 2007 will vest one-third on the first, second, and third anniversaries of the grant date.

As a result of the SOSARs granted in August and March, the Company recorded $170,000 and $381,000 in stock-based compensation expense for the three month and nine month periods ending September 30, 2007. As of September 30, 2007, there was approximately $763,000 of remaining compensation costs related to the SOSARs granted to be recognized over the remaining vesting period. The Company estimated the total recognized and unrecognized compensation using the Black-Scholes-Merton (“BSM”) option valuation model.
6. RECLASSIFICATIONS
As discussed in Note 7, the consolidated financial statements of the Company have been reclassified to reflect as discontinued operations certain divestitures and lease terminations.
7. DISCONTINUED OPERATIONS
Effective March 31, 2007 the Company terminated operations at its leased facility in Eureka Springs, Arkansas. The owner of the property, a subsidiary of Omega , sold the property and the Company cooperated in an orderly transition to the new owner.
The facility had low occupancy and operated at a loss. The facility had been leased subject to a master lease covering 29 nursing centers. Under the terms of that lease, the master lease rental payment was not reduced. The discontinued facility contributed revenues of $575,000 and $1,508,000 during the nine month periods ended September 30, 2007 and 2006, respectively. In 2003, the Company recorded an impairment charge of $178,000 to reduce the net book value of this property to its estimated realizable value, and there was no material loss recorded in connection with the lease termination.
In May 2006, the Company completed the sale of certain assets of eleven assisted living facilities located in North Carolina for a sales price of $11.0 million. In 2005, the Company recorded an impairment charge of $4,397,000 to reduce the net book value of these properties to their estimated realizable value, and no material gain or loss was recognized upon the completion of the sale in 2006. The Company closed its only remaining North Carolina assisted living facility in April 2006 and is continuing its efforts to sell this facility and land. In September 2007 the Company sold the bed license for the remaining North Carolina assisted living facility for a sales price of $183,000 and recognized a pretax gain on sale of discontinued operations of $45,000.
Each of these facilities and businesses constitute components under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and, accordingly, the Company has reclassified the operations and disposed property of each of these components as discontinued operations for all periods presented in the Company’s interim consolidated financial statements.
8. EARNINGS PER SHARE
Information with respect to basic and diluted net income per common share is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income per common share:
Per common share — basic
Income from continuing operations	$0.33	$1.64	$1.26	$3.42
Gain (loss) from discontinued operations
Operating loss, net of taxes	(0.02)	(0.02)	(0.02)	(0.05)
Gain (loss) on sale, net of taxes	0.01	—	—	(0.02)

Discontinued operations, net of taxes	(0.01)	(0.02)	(0.02)	(0.07)

Net income	$0.32	$1.62	$1.24	$3.35

Per common share — diluted
Income from continuing operations	$0.32	$1.41	$1.21	$3.00
Gain (loss) from discontinued operations
Operating loss, net of taxes	(0.02)	(0.02)	(0.02)	(0.04)
Gain (loss) on sale, net of taxes	—	—	—	(0.02)

Discontinued operations, net of taxes	(0.02)	(0.02)	(0.02)	(0.06)

Net income	$0.30	$1.39	$1.19	$2.94

The impact of the weighted average SOSARs outstanding were not included in the computation of diluted earnings per common share because these securities would have been anti-dilutive due to the effects of stock based compensation charges that will be recognized in future periods. In addition, diluted earnings per common share in the three and nine months ended September 30, 2006 included the impact of 642,000 and 635,000 dilutive shares, respectively, resulting from the assumed conversion of the Series B Convertible Preferred Stock. In 2006, the Series B Convertible Preferred Stock was exchanged for Series C Preferred Stock, which is not convertible into common shares and, therefore, no convertible preferred stock was outstanding during 2007.
9. LONG-TERM DEBT AND FINANCING TRANSACTION
In August 2007, the Company entered into an agreement with LaSalle Bank NA, for a $16,500,000 term loan to finance the SMSA Acquisition and repay certain existing indebtedness. The term loan has an interest rate of LIBOR plus 2.5%, a maturity of five years, and principal payments based on a ten year amortization, with additional payments based on cash flow from operations and amounts realized related to certain collateral. The term loan is secured by receivables and all other unencumbered assets of the Company, including land held for sale, insurance refunds receivable and notes receivable. In addition to financing the acquisition, the Company used proceeds from this term loan to retire a $4,027,000 term loan with an interest rate of LIBOR plus 6.25%, and a $2,534,000 subordinated note due in September 2007 with an interest rate of 7%, and expensed related deferred financing costs of $116,000 during the quarter ended September 30, 2007. The deferred financing costs written off relate to the debt that was retired and are reflected as debt retirement costs in the income statement.
In addition, the agreement with LaSalle also includes a $15,000,000 revolving credit facility that provides revolving credit loans as well as the issuance of letters of credit. The revolver is secured by accounts receivable and replaced the Company’s previous $2,300,000 line of credit. The revolver provides for a maximum draw of up to $21,000,000 during the first six months to finance start up working capital requirements of the SMSA Acquisition, after which period the maximum draw is reduced to $15,000,000. There are limits on the maximum amount of loans that may be outstanding under the revolver based on borrowing base restrictions. The revolver has a term of three years and bears interest at the Company’s option of LIBOR plus 2.25% or the bank’s prime lending rate. Annual fees for letters of credit issued under this revolver are 2.25% of the amount outstanding. Historically, the Company’s accounts receivable had been pledged as security primarily for the Company’s leases with Omega. Under this refinancing, the accounts receivable serve as the collateral for the new revolver as of September 30, 2007 and the Company has a letter of credit of approximately $8,117,000 to serve as a replacement security deposit for all of the Company’s leases with Omega. Considering this letter of credit and the borrowing base restrictions, the balance available for future revolving credit loans would be $7,073,000. Such amounts are available to fund the working capital needs of this transaction and future expansion opportunities. As of September 30, 2007, the Company had no borrowings outstanding under the revolving credit facility.
The Company’s debt agreements require that proceeds received upon certain asset dispositions be paid to reduce the balance. During the nine months ending September 30, 2007, additional principal payments of $2,441,000 were made from such proceeds.
The Company’s debt agreements contain various financial covenants the most restrictive of which relate to cash flow, debt service coverage ratios, liquidity and limits on the payment of dividends to shareholders. The Company is in compliance with such covenants at September 30, 2007.
10. SALE OF BED LICENSE
In January 2006, the Company sold 10 licensed beds which it owned in Kentucky but had not placed in service. The sales price was $260,000, and the Company recognized a gain of $207,000 on the sale, which is included in “other income” in the interim consolidated statements of income.
11. INCOME TAXES
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
As of September 30, 2007, the amount of unrecognized tax benefits was $823,000. The unrecognized tax benefits are accrued in “other current liabilities.” The $129,000 increase in the amount of unrecognized tax benefits in the three month period ended

September 30, 2007 was related to the adjustment of the estimated liability and to the fluctuation of the exchange rate between US and Canadian currencies.
The Company has chosen to classify interest and penalties as a component separate from income tax expense in its consolidated statements of income.
12. EVENT SUBSEQUENT TO THE BALANCE SHEET DATE
In November 2007, the Company’s Board of Directors authorized the repurchase of up to $2,500,000 of the Company’s common stock pursuant to a plan under Rule 10b5-1 and in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. As of November 1, 2007, there were approximately 5,877,000 shares of common stock outstanding.
Share repurchases under this program are authorized through the earlier of one year from November 6, 2007 or the repurchase of the full amount authorized to be repurchased under the plan, subject to conditions specified in the plan. Repurchases may be made through open market or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations and will be funded from available working capital. The share repurchase program may be terminated at any time without prior notice.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Advocat Inc. provides long-term care services to nursing center patients in eight states, primarily in the Southeast and Southwest. Our centers provide a range of health care services to their patients and residents. In addition to the nursing, personal care and social services usually provided in long-term care centers, we offer a variety of comprehensive rehabilitation services as well as nutritional support services.
As of September 30, 2007, our continuing operations consist of 49 nursing centers with 5,671 licensed nursing beds and 66 assisted living units. As of September 30, 2007, our continuing operations included nine owned nursing centers and 40 leased nursing centers.
2007 Acquisition. Effective August 11, 2007, we purchased the leasehold interests and operations of seven skilled nursing facilities from Senior Management Services of America North Texas, Inc. for a price of approximately $10.0 million, including approximately $8.6 million in cash, the assumption of approximately $0.9 million in assumed liabilities, and transaction costs of $0.5 million. These facilities include 1,266 licensed nursing beds, with 1,105 nursing beds currently available for use. The SMSA facilities had unaudited revenues of approximately $52.1 million for the year ended December 31, 2006. The SMSA facilities are in our existing geographic and operational footprint and are expected to contribute to our growth strategy and existing base of operations.
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
Basis of Financial Statements. Our patient revenues consist of the fees charged for the care of patients in the nursing centers we own and lease. Our operating expenses include the costs, other than lease, professional liability, depreciation and stock-based compensation expenses, incurred in the operation of the nursing centers we own and lease. Our general and administrative expenses consist of the costs of the corporate office and regional support functions.
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
Accrual for Professional and General Liability Claims-
Because our actual liability for existing and anticipated professional liability and general liability claims will exceed our limited insurance coverage, we have recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $19.7 million as of September 30, 2007. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of related legal costs incurred and expected to be incurred. All losses are projected on an undiscounted basis.
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
On a quarterly basis, we obtain reports of claims and lawsuits that we have incurred from insurers and a third party claims administrator. These reports contain information relevant to the liability actually incurred to date with that claim as well as the third-party administrator’s estimate of the anticipated total cost of the claim. This information is reviewed by us and provided to the actuary. The actuary uses this information to determine the timing of claims reporting and the development of reserves, and compares the information obtained to its original estimates of liability. Based on the actual claim information obtained and on estimates regarding the number and cost of additional claims anticipated in the future, the reserve estimate for a particular prior period may be revised upward or downward on a quarterly basis. Final determination of our actual liability for claims incurred in any given period is a process that takes years. For information regarding the amount of accrual by period, see Note 4, “Insurance Matters,” in the Notes to the Interim Consolidated Financial Statements.
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
Professional liability costs are material to our financial position, and differences between estimates and the ultimate amount of loss may cause a material fluctuation in our reported results of operations. The liability recorded at September 30, 2007, was $19.7 million, compared to current assets of $46.4 million and total assets of $111.1 million. For the nine months ended September 30, 2007 and 2006, our professional liability expense was a negative $3.0 million and a negative $5.5 million, respectively, with the negative amounts representing net benefits resulting from downward revisions in previous estimates. Our cash expenditures for self insured professional liability costs were $2.6 million and $2.2 million for the nine months ended September 30, 2007 and 2006, respectively. These amounts are material in relation to our reported net income from continuing operations for the related periods of $7.7 million and $20.0 million, respectively.
Accrual for Other Self-Insured Claims-
With respect to workers compensation insurance, substantially all of our employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. We are completely self-insured for workers compensation exposures prior to May 1997. We have been and remain a non-subscriber to the Texas workers compensation system and are, therefore, completely self-insured for employee injuries with respect to our Texas operations. We have provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate. The liability we recorded for the self-insured obligations under these plans is $0.4 million as of September 30, 2007.
From June 30, 2003 until June 30, 2007, we entered into workers compensation insurance programs that provided coverage for claims incurred, with premium adjustments depending on incurred losses. We account for premium expense under these policies based on our estimate of the level of claims expected to be incurred. As of September 30, 2007, we have recorded estimated premium refunds due under these programs totaling approximately $2.7 million, included in “insurance refunds receivable” in the accompanying balance sheet. Any adjustments of future premiums for workers compensation policies and differences between actual settlements and reserves for self-insured obligations are included in expense in the period finalized. Effective July 1, 2007, we entered into a guaranteed cost policy for workers compensation insurance, under which expense will be equal to the premiums paid. As a result, there will be no premium refunds associated with this new policy.
We are self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. We provide reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $1.0 million at September 30, 2007. The differences between actual settlements and reserves are included in expense in the period finalized.
Asset Impairment
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate the recoverability of the carrying values of our properties on a property by property basis. On a quarterly basis, we review our properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable. The need to recognize an impairment is based on estimated undiscounted future cash flows from a property compared to the carrying value of that property. If recognition of impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property.
Accounting for Business Combinations
We account for our acquisitions in accordance with SFAS No. 141, “Business Combinations” and related interpretations. Our current acquisition has been accounted for as a purchase business combination. Purchase accounting requires that we make certain valuations based on our experience, including determining the fair value and useful lives of assets acquired and the expected settlement amount of liabilities assumed based upon their respective fair values. These valuations are subject to change during the twelve month period subsequent to the acquisition date. Such valuations require us to make significant estimates, judgments and assumptions, including projections of future events and operating performance.
Stock-Based Compensation
We account for our stock-based compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment,” using the modified prospective method, in which we recognize compensation cost for all share-based payments granted after the effective date, January 1, 2006. We record stock-based compensation expense by amortizing our unrecognized stock-based compensation on a straight-line basis over the remaining requisite service period. We calculated the recognized and unrecognized stock-based compensation using the Black-Scholes-Merton option valuation method, which requires us to use certain key assumptions to develop the fair value estimates. These key assumptions include expected volatility, risk-free interest rate, expected dividends and expected term.
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
Medicare and Medicaid Reimbursement-
A significant portion of our revenues are derived from government-sponsored health insurance programs. Our nursing centers derive revenues under Medicaid, Medicare and private pay sources. We employ specialists in reimbursement at the corporate level to monitor regulatory developments, to comply with reporting requirements, and to ensure that proper payments are made to our operated nursing centers. It is generally recognized that all government-funded programs have been and will continue to be under cost containment pressures, but the extent to which these pressures will affect our future reimbursement is unknown.

Certain per person annual Medicare Part B reimbursement limits on therapy services became effective January 1, 2006. Subject to certain exceptions, the limits impose a $1,740 per patient annual ceiling on physical and speech therapy services, and a separate $1,740 per patient annual ceiling on occupational therapy services. The Centers for Medicare and Medicaid Services (“CMS”) established an exception process to permit therapy services in certain situations, and the majority of services provided by us are reimbursed under the exceptions. On December 9, 2006, Congress passed the Tax Relief and Health Care Act of 2006 (TRHCA), which includes an extension of the existing exceptions process through December 31, 2007. If the exception process is discontinued after 2007, it is expected that the reimbursement limitations will reduce therapy revenues, and negatively impact our operating results and cash flows. The TRHCA also reduces the maximum federal matching under Medicare provider assessments to 5.5% of aggregate Medicaid outlays. This reduction in funding will become effective for fiscal years beginning after January 1, 2008.
Congress has implemented an annual market basket adjustment designed to increase Medicare reimbursement for the effects of inflation. CMS issued a final rule which includes a 3.3% market basket adjustment increase effective October 1, 2007. The actual amount of the market basket adjustment is based on several factors and varies for each individual center. The market basket adjustment became effective October 1, 2007, and is expected to result in an average increase in revenue of approximately 4.0% for our facilities as a group, and is expected to increase our revenue by approximately $0.3 million per month. However, the United States Congress is expected to pass a Medicare bill during the fourth quarter that may reduce or eliminate the market basket adjustment beginning January 1, 2008.
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
Reduction in health care spending has become a national priority in the United States, and the field of health care regulation and reimbursement is a rapidly evolving one. For the nine months ended September 30, 2007, we derived 31.2% and 56.2% of our total patient and resident revenues related to continuing operations from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on our profitability. We are unable to predict which reform proposals or reimbursement limitations will be adopted in the future, or the effect such changes would have on our operations.
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

Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of September 30, 2007, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

		Less than	2 to 3	4 to 5	After 5
Contractual Obligations	Total	1 year	Years	Years	Years
Long-term debt obligations (1)	$50,289	$7,198	$12,280	$30,811	$—
Series C Preferred Stock (2)	$5,951	$344	$689	$4,918	$—
Elimination of Preferred Stock Conversion feature (3)	$7,555	$687	$1,374	$1,374	$4,120
Operating leases	$595,766	$20,820	$42,466	$42,093	$490,387
Required capital expenditures under mortgage loans (4)	$938	$245	$490	$203	$—
Required capital expenditures under operating leases (5)	$32,369	$1,121	$2,204	$2,111	$26,933
Total	$692,868	$30,415	$59,503	$81,510	$521,440
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
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.5 times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change of control of the Company (as defined). The maximum contingent liability under these agreements is approximately $1.8 million. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by us or the employee. In addition, upon the occurrence of any triggering event, these certain members of management may elect to require that we purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of our common stock at the date of termination versus the stated exercise price. Based on the closing price of our stock on September 30, 2007, the maximum contingent liability for the repurchase of the currently vested options is approximately $1.6 million. No amounts have been accrued for this contingent liability.
Results of Operations
As discussed in the overview at the start of Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have completed certain divestitures as well as a recent acquisition. We have reclassified our consolidated financial statements to present the divestitures as discontinued operations for all periods presented. We have also defined our same center operations in light of these divestitures and acquisition. Same center information excludes the operations of the SMSA facilities, and excludes all discontinued operations.

The following tables present the unaudited interim statements of income and related data for the three and nine month periods ended September 30, 2007 and 2006 for the Company, and include the results of the SMSA Acquisition beginning August 11, 2007, the effective date of the acquisition:

(in thousands)	Three Months Ended September 30,
	2007	2006	Change	%
PATIENT REVENUES, net	$63,884	$53,394	$10,490	19.6%

EXPENSES:
Operating	49,239	41,328	7,911	19.1%
Lease	5,162	3,860	1,302	33.7%
Professional liability	(6)	782	(788)	(100.8)%
General and administrative	4,073	3,906	167	4.3%
Stock-based compensation	195	92	103	112.0%
Depreciation and amortization	1,033	898	135	15.0%
Post acquisition integration costs	326	—	326	100.0%

Total expenses	60,022	50,866	9,156	18.0%

OPERATING INCOME	3,862	2,528	1,334	52.8%

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	330	29	301	1,037.9%
Interest income	264	146	118	80.8%
Interest expense	(956)	(892)	(64)	7.2%
Debt retirement costs	(116)	(194)	78	(40.2)%

	(478)	(911)	433	(47.5)%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,384	1,617	1,767	109.3%
PROVISION (BENEFIT) FOR INCOME TAXES	1,363	(7,972)	9,335	(117.0)%

NET INCOME FROM CONTINUING OPERATIONS	$2,021	$9,589	$(7,568)	(78.9)%

(in thousands)	Nine Months Ended September 30,
	2007	2006	Change	%
PATIENT REVENUES, net	$173,857	$159,464	$14,393	9.0%

EXPENSES:
Operating	132,875	121,606	11,269	9.3%
Lease	14,369	11,513	2,856	24.8%
Professional liability	(2,961)	(5,476)	2,515	(45.9)%
General and administrative	12,168	11,103	1,065	9.6%
Stock-based compensation	454	5,104	(4,650)	(91.1)%
Depreciation and amortization	2,874	2,750	124	4.5%
Post acquisition integration costs	326	—	326	100.0%

Total expenses	160,105	146,600	13,505	9.2%

OPERATING INCOME	13,752	12,864	888	6.9%

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	743	269	474	176.2%
Other income	—	207	(207)	(100.0)%
Interest income	771	494	277	56.1%
Interest expense	(2,548)	(2,768)	220	(7.9)%
Debt retirement costs	(116)	(194)	78	(40.2)%

	(1,150)	(1,992)	842	(42.3)%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	12,602	10,872	1,730	15.9%
PROVISION (BENEFIT) FOR INCOME TAXES	4,940	(9,088)	14,028	(154.4)%

NET INCOME FROM CONTINUING OPERATIONS	$7,662	$19,960	$(12,298)	(61.6)%

	Three Months Ended		Nine Months Ended
Percentage of Net Revenues	September 30,		September 30,
	2007	2006	2007	2006
PATIENT REVENUES, net	100.0%	100.0%	100.0%	100.0%

EXPENSES:
Operating	77.1	77.4	76.4	76.3
Lease	8.1	7.2	8.3	7.2
Professional liability	—	1.5	(1.7)	(3.4)
General and administrative	6.4	7.3	6.9	7.0
Stock-based compensation	0.3	0.2	0.3	3.1
Depreciation and amortization	1.6	1.7	1.7	1.7
Post acquisition integration costs	0.5	—	0.2	—

Total expenses	94.0	95.3	92.1	91.9

OPERATING INCOME	6.0	4.7	7.9	8.1

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	0.5	0.1	0.4	0.2
Other income	—	—	—	0.1
Interest income	0.4	0.3	0.4	0.3
Interest expense	(1.4)	(1.7)	(1.4)	(1.8)
Debt retirement costs	(0.2)	(0.4)	(0.1)	(0.1)

	(0.7)	(1.7)	(0.7)	(1.3)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	5.3	3.0	7.2	6.8
PROVISION (BENEFIT) FOR INCOME TAXES	2.1	(15.0)	2.8	(5.7)

NET INCOME FROM CONTINUING OPERATIONS	3.2%	18.0%	4.4%	12.5%

As a supplement to the tables above, the following tables present the unaudited interim statements of income from continuing operations before income taxes and related data for the three and nine month periods ended September 30, 2007 and 2006 on a same center basis, excluding the effects of the SMSA Acquisition and discontinued operations.

(in thousands)	Three Months Ended September 30,
	2007	2006	Change	%
PATIENT REVENUES, net	$57,289	$53,394	$3,895	7.3%

EXPENSES:
Operating	43,302	41,328	1,974	4.8%
Lease	4,634	3,860	774	20.1%
Professional liability	(90)	782	(872)	(111.5)%
General and administrative	3,994	3,906	88	2.3%
Stock-based compensation	191	92	99	107.6%
Depreciation and amortization	944	898	46	5.1%
Post acquisition integration costs	—	—	—	—

Total expenses	52,975	50,866	2,109	4.1%

OPERATING INCOME	4,314	2,528	1,786	70.6%

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	330	29	301	1,037.9%
Interest income	264	146	118	80.8%
Interest expense	(819)	(892)	73	(8.2)%
Debt retirement costs	(116)	(194)	78	(40.2)%

	(341)	(911)	570	(62.6)%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$3,973	$1,617	$2,356	145.7%

(in thousands)	Nine Months Ended September 30,
	2007	2006	Change	%
PATIENT REVENUES, net	$167,262	$159,464	$7,798	4.9%

EXPENSES:
Operating	126,938	121,606	5,332	4.4%
Lease	13,841	11,513	2,328	20.2%
Professional liability	(3,045)	(5,476)	2,431	(44.4)%
General and administrative	12,089	11,103	986	8.9%
Stock-based compensation	450	5,104	(4,654)	(91.2)%
Depreciation and amortization	2,785	2,750	35	1.3%
Post acquisition integration costs	—	—	—	—

Total expenses	153,058	146,600	6,458	4.4%

OPERATING INCOME	14,204	12,864	1,340	10.4%

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	743	269	474	176.2%
Other income	—	207	(207)	(100.0)%
Interest income	771	494	277	56.1%
Interest expense	(2,411)	(2,768)	357	(12.9)%
Debt retirement costs	(116)	(194)	78	(40.2)%

	(1,013)	(1,992)	979	(49.1)%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$13,191	$10,872	$2,319	21.3%

Three Months Ended September 30, 2007 Compared With Three Months Ended September 30, 2006
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
Patient Revenues. Patient revenues increased to $63.9 million in 2007 from $53.4 million in 2006, an increase of $10.5 million, or 19.6%. Revenues related to the SMSA Acquisition were $6.6 million in 2007. Same center patient revenues increased to $57.3 million in 2007 from $53.4 million in 2006, an increase of $3.9 million, or 7.3%. This increase is due primarily to increased Medicaid rates in certain states and Medicare rate increases.
The following table summarizes key revenue and census statistics for the quarter and segregates effects of the SMSA Acquisition. Results for the SMSA Acquisition are included beginning August 11, 2007, the effective date of the acquisition.

	Three Months Ended
	September 30,
	2007	2006
Skilled nursing occupancy:
Same center	79.1%	78.8%
SMSA Acquisition	68.4%	n/a
Total continuing operations	77.6%	78.8%
Medicare census as percent of total:
Same center	13.1%	13.0%
SMSA Acquisition	12.0%	n/a
Total continuing operations	13.0%	13.0%
Medicare revenues as percent of total:
Same center	29.7%	29.3%
SMSA Acquisition	33.1%	n/a
Total continuing operations	30.0%	29.3%
Medicaid revenues as percent of total:
Same center	57.9%	57.6%
SMSA Acquisition	46.0%	n/a
Total continuing operations	56.7%	57.6%
Medicare average rate per day:
Same center	$351.51	$320.53
SMSA Acquisition	$375.13	n/a
Total continuing operations	$354.12	$320.53
Medicaid average rate per day:
Same center	$142.04	$133.67
SMSA Acquisition	$109.62	n/a
Total continuing operations	$138.59	$133.67
On a same center basis, the Company’s average rate per day for Medicare Part A patients increased 9.7% in 2007 compared to 2006 as a result of annual inflation adjustments and the acuity levels of Medicare patients in our nursing centers, which were higher in 2007 than in 2006. Our average rate per day for Medicaid patients increased 6.3% in 2007 compared to 2006 as a result of increasing patient acuity levels, certain state increases to offset minimum wage adjustments, effects of stock based compensation charges and other rate increases in certain states.
Operating expense. Operating expense increased to $49.2 million in 2007 from $41.3 million in 2006, an increase of $7.9 million, or 19.1%. As a percentage of patient revenues, operating expense decreased to approximately 77.1% of revenue in 2007, compared to 77.4% of revenue in 2006. Operating expense related to the SMSA Acquisition was $5.9 million in 2007. Same center operating expense increased to $43.3 million in 2007 from $41.3 million in 2006, an increase of $2.0 million, or 4.8%. This increase is primarily attributable to cost increases related to wages and benefits.
The largest component of operating expenses is wages, which increased to $29.4 million in 2007 from $25.0 million in 2006, an increase of $4.4 million, or 17.6%. Wages related to the SMSA Acquisition were approximately $3.4 million. Same center wages increased approximately $1.0 million, or 4.1%, primarily due to increases in wages as a result of competitive labor markets in most of the areas in which we operate, regular merit and inflationary raises for personnel,(increase of approximately 3.5% for the period) and labor costs associated with increases in patient acuity levels.
Employee health insurance costs were approximately $0.2 million higher in 2007 compared to 2006 on a same center basis, an increase of approximately 22%. The Company is self insured for the first $150,000 in claims per employee each year. Employee health insurance costs can vary significantly from year to year.
These increased costs were partially offset by reductions in workers compensation costs. Costs of workers compensation insurance were approximately $0.3 million lower in 2007 compared to 2006 on a same center basis, due to better than expected claims experience.
The remaining increases in same center operating expense are primarily due to increases in patient acuity levels.

Lease expense. Lease expense increased to $5.2 million in 2007 from $3.9 million in 2006. Lease expense related to the SMSA Acquisition was $0.5 million for 2007. Same center lease expense increased to $4.6 million in 2007 from $3.9 million in 2006, an increase of $0.7 million. Effective October 1, 2006, we renewed a master lease covering 28 nursing centers. This resulted in an increase in lease expense of $0.6 million during 2007 for the effects of recording scheduled rent increases on a straight-line basis over the term of the renewal period. This increase has no effect on cash rent payments at the start of the lease term, and will only result in additional cash outlay as the 3 percent annual increases take effect each year. In addition, there was an increase in lease expense of $0.1 million resulting from rent increases for lessor funded property renovations.
Professional liability. Professional liability expense in 2007 resulted in a benefit of $6,000, compared to an expense of $782,000 in 2006, a decrease in expense of $788,000. Professional liability expense related to the SMSA Acquisition was $84,000. Same center professional liability expense in 2007 resulted in a benefit of $90,000, compared to an expense of $782,000 in 2006, a decrease in expense of $872,000. Our cash expenditures for professional liability costs were $0.7 million and $1.0 million for the three month periods ended September 30, 2007 and 2006, respectively. During 2007, our total recorded liabilities for self-insured professional liability risks declined to $19.7 million at September 30, 2007, down from $25.7 million at December 31, 2006.
General and administrative expense. General and administrative expense increased to $4.1 million in 2007 compared to $3.9 million in 2006, an increase of $0.2 million, or 4.3%. General and administrative expense related to the SMSA Acquisition was $0.1 million. Same center general and administrative expense increased to $4.0 million in 2007 from $3.9 million in 2006, an increase of $0.1 million, or 2.3%. There was an increase to compensation costs of approximately $0.2 million. This cost increase was partially offset by a reduction in costs of compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 of $0.3 million. The majority of our costs of Sarbanes-Oxley compliance in 2006 were incurred in the third and fourth quarters.
As a percentage of total net revenues, general and administrative expense decreased to approximately 6.4% in 2007, compared to 7.3% in 2006.
Stock-based compensation. During 2007, we recorded stock-based compensation expense of $0.2 million, compared to $0.1 million in stock-based compensation during the same period of 2006.
Depreciation and amortization. Depreciation and amortization expense was approximately $1.0 million in 2007 compared to $0.9 million during 2006. The increase in 2007 is primarily due to depreciation and amortization expenses related to the SMSA Acquisition.
Post acquisition integration costs. In connection with the SMSA Acquisition, we recognized a pre-tax charge for post acquisition integration costs of $0.3 million in the three months ended September 30, 2007. We incurred $0.2 million of travel and other out-of-pocket expenses incurred immediately following the acquisition related to integration activities and $0.1 million in severance and relocation costs resulting from the Texas regional office restructuring necessitated by the acquisition.
Foreign currency transaction gain. A foreign currency transaction gain of $330,000 was recorded in 2007, compared to $29,000 in 2006. These gains result primarily from foreign currency translation of a note receivable from the sale of our Canadian operations in 2004.
Interest expense. Interest expense increased to $1.0 million in 2007 from $0.9 million in 2006, an increase of $0.1 million or 7.2%. The increased debt associated with the SMSA Acquisition resulted in an increase in interest expense of approximately $137,000, and fees for letters of credit issued in 2007 were approximately $26,000. These increases were partially offset by reductions in interest resulting from principal payments and reduced interest for debt refinanced in August 2007.
Debt retirement costs. Debt retirement costs of $0.1 and $0.2 million in 2007 and 2006 are related to unamortized deferred finance costs of refinanced loans that were written off following the refinancing transactions we completed in August 2007 and August 2006.
Income from continuing operations before income taxes; income from continuing operations per common share. As a result of the above, continuing operations reported income before income taxes of $3.4 million in 2007 compared to $1.6 million in 2006. The provision for income taxes was $1.4 million in 2007, compared to a benefit for income taxes of $8.0 million in 2006. Our effective tax rate differs materially from the statutory rate in 2006 mainly due to changes in our valuation allowance for net deferred tax assets. During 2006, we recorded a deferred tax benefit to reduce deferred tax asset valuation allowances, based on improvements in our financial position and our updated forecast of income available to support the turnaround of existing net operating loss carryforward credits. In future periods, we will continue to assess the need for and adequacy of the remaining valuation allowance. The basic and diluted income per common share from continuing operations were $0.33 and $0.32, respectively, in 2007, as compared to a basic and diluted income per common share from continuing operations of $1.64 and $1.41, respectively, in 2006.
Income from discontinued operations. As discussed in the overview at the start of Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have completed certain divestitures, and have reclassified our consolidated financial statements to present these divestitures as discontinued operations for all periods presented. The operating loss from discontinued operations, net of taxes, was approximately $100,000 in 2007, compared to a loss of $143,000 in 2006. The disposition of discontinued operations resulted in a gain of $28,000 in 2007 and a loss of $2,000 in 2006.
Nine Months Ended September 30, 2007 Compared With Nine Months Ended September 30, 2006
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
Patient Revenues. Patient revenues increased to $173.9 million in 2007 from $159.5 million in 2006, an increase of $14.4 million, or 9.0%. Revenues related to the SMSA Acquisition were $6.6 million in 2007. Same center patient revenues increased to $167.3 million in 2007 from $159.5 million in 2006, an increase of $7.8 million, or 4.9%. This increase is primarily due to increased Medicaid rates in certain states and Medicare rate increases.
The following table summarizes key revenue and census statistics for the quarter and segregates effects of the SMSA Acquisition. Results for the SMSA Acquisition are included beginning August 11, 2007, the effective date of the acquisition.

	Nine Months Ended
	September 30,
	2007	2006
Skilled nursing occupancy:
Same center	78.7%	78.6%
SMSA Acquisition	68.4%	n/a
Total continuing operations	78.2%	78.6%
Medicare census as percent of total:
Same center	14.0%	13.9%
SMSA Acquisition	12.0%	n/a
Total continuing operations	13.9%	13.9%
Medicare revenues as percent of total:
Same center	31.1%	30.6%
SMSA Acquisition	33.1%	n/a
Total continuing operations	31.2%	30.6%
Medicaid revenues as percent of total:
Same center	56.6%	56.2%
SMSA Acquisition	46.0%	n/a
Total continuing operations	56.2%	56.2%
Medicare average rate per day:
Same center	$344.88	$321.87
SMSA Acquisition	$375.13	n/a
Total continuing operations	$346.04	$321.87
Medicaid average rate per day:
Same center	$139.05	$132.85
SMSA Acquisition	$109.62	n/a
Total continuing operations	$137.89	$132.85

On a same center basis, the Company’s average rate per day for Medicare Part A patients increased 7.1% in 2007 compared to 2006 as a result of annual inflation adjustments and the acuity levels of Medicare patients in our nursing centers, which were higher in 2007 than in 2006. Our average rate per day for Medicaid patients increased 4.7% in 2007 compared to 2006 as a result of increasing patient acuity levels, certain state increases to offset minimum wage adjustments, effects of stock based compensation charges and other rate increases in certain states.
Operating expense. Operating expense increased to $132.9 million in 2007 from $121.6 million in 2006, an increase of $11.3 million, or 9.3%. As a percentage of patient revenues, operating expense increased to 76.4% of revenue in 2007 compared to 76.3% of revenue in 2006. Operating expense related to the SMSA Acquisition was $5.9 million in 2007. Same center operating expense increased to $126.9 million in 2007 from $121.6 million in 2006, an increase of $5.3 million, or 4.4%. This increase is primarily attributable to cost increases related to wages and benefits, partially offset by reductions in bad debt expenses and costs of workers compensation insurance.
The largest component of operating expenses is wages, which increased to $79.3 million in 2007 from $72.4 million in 2006, an increase of $6.9 million, or 9.5%. Wages related to the SMSA Acquisition were approximately $3.4 million. Same center wages increased approximately $3.5 million, or 4.8%, primarily due to increases in wages as a result of competitive labor markets in most of the areas in which we operate, regular merit and inflationary raises for personnel (increase of approximately 3.7% for the period), and labor costs associated with increases in patient acuity levels.
Employee health insurance costs were approximately $0.5 million higher in 2007 compared to 2006 on a same center basis, an increase of approximately 16.2%. The Company is self insured for the first $150,000 in claims per employee each year. Employee health insurance costs can vary significantly from year to year.
These increased costs were partially offset by reductions in bad debt expense and workers compensation insurance. Bad debt expense was $0.4 million lower in 2007 compared to 2006, on a same center basis. Costs of workers compensation insurance were approximately $0.5 million lower in 2007 compared to 2006 on a same center basis, due to better than expected claims experience.
The remaining increases in operating expense are primarily due to the effects of increases in patient acuity levels.
Lease expense. Lease expense increased to $14.4 million in 2007 from $11.5 million in 2006. Lease expense related to the SMSA Acquisition was $0.5 million for 2007. Same center lease expense increased to $13.8 million in 2007 from $11.5 million in 2006. Effective October 1, 2006, we renewed a master lease covering 28 nursing centers. This resulted in an increase in lease expense of $1.8 million during 2007 for the effects of recording scheduled rent increases on a straight-line basis over the term of the renewal period. This increase has no effect on cash rent payments at the start of the lease term, and will only result in additional cash outlay as the 3 percent annual increases take effect each year. In addition, there was an increase in lease expense of $0.4 million resulting from rent increases for lessor funded property renovations.
Professional liability. Professional liability expense in 2007 resulted in a benefit of $3.0 million, compared to a benefit of $5.5 million in 2006, a decrease in benefit of $2.5 million. Professional liability expense related to the SMSA Acquisition was $0.1 million. Our cash expenditures for professional liability costs were $2.6 million and $2.2 million for the nine month periods ended September 30, 2007 and 2006, respectively. During 2007, our total recorded liabilities for self-insured professional liability declined to $19.7 million at September 30, 2007, down from $25.7 million at December 31, 2006.
General and administrative expense. General and administrative expense increased to $12.2 million in 2007 from $11.1 million in 2006, an increase of $1.1 million or 9.6%. General and administrative expense related to the SMSA Acquisition was $0.1 million in 2007. Same center general and administrative expense increased to $12.1 million in 2007 from $11.1 million in 2006, an increase of $1.0 million, or 8.9%. The increase is primarily attributable to increased compensation costs.
As a percentage of total net revenues, general and administrative expense was approximately 7.0% of revenue in both 2007 and 2006.
Stock-based compensation. During 2007, we recorded stock-based compensation expense of $0.5 million, compared to $5.1 million in stock-based compensation during the same period of 2006.
Depreciation and amortization. Depreciation and amortization expense was approximately $2.9 million in 2007 and $2.8 million in 2006. The increase in 2007 is primarily due to depreciation and amortization expenses related to the SMSA Acquisition.
Post acquisition integration costs. In connection with the SMSA Acquisition, we recognized a pre-tax charge for post acquisition integration costs of $0.3 million in the three months ended September 30, 2007. We incurred $0.2 million of travel and other out-of-

pocket expenses incurred immediately following the acquisition related to integration activities and $0.1 million in severance and relocation costs resulting from the Texas regional office restructuring necessitated by the acquisition.
Foreign currency transaction gain. A foreign currency transaction gain of $743,000 was recorded in 2007, compared to $269,000 in 2006. These gains result primarily from foreign currency translation of a note receivable from the sale of our Canadian operations in 2004.
Interest expense. Interest expense decreased to $2.5 million in 2007 from $2.8 million in 2006, a decrease of $0.3 million or 7.9%. Interest expense decreased as a result of payments of debt from proceeds of the sale of discontinued operations, principal payments made in connection with a refinancing transaction in August 2006, and other principal payments. These decreases were partially offset by debt increases associated with our SMSA Acquisition, which resulted in interest expense increases of approximately $0.1 million in 2007, and fees for letters of credit issued in 2007.
Debt retirement costs. Debt retirement costs of $0.1 and $0.2 million in 2007 and 2006 are related to unamortized deferred finance costs of refinanced loans that were written off following the refinancing transactions we completed in August 2007 and August 2006.
Income from continuing operations before income taxes; income from continuing operations per common share. As a result of the above, continuing operations reported income before income taxes of $12.6 million in 2007 compared to $10.9 million in 2006. The provision for income taxes was $4.9 million in 2007, compared to a benefit for income taxes of $9.1 million in 2006. Our effective tax rate differs materially from the statutory rate in 2006 mainly due to changes in our valuation allowance for net deferred tax assets. During 2006, we recorded a deferred tax benefit to reduce deferred tax asset valuation allowances, based on improvements in our financial position and our updated forecast of income available to support the turnaround of existing net operating loss carryforward credits. In future periods, we will continue to assess the need for and adequacy of the remaining valuation allowance. The basic and diluted income per common share from continuing operations were $1.26 and $1.21, respectively, in 2007, as compared to a basic and diluted income per common share from continuing operations of $3.42 and $3.00, respectively, in 2006.
Income from discontinued operations. As discussed in the overview at the start of Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have completed certain divestitures, and have reclassified our consolidated financial statements to present these divestitures as discontinued operations for all periods presented. Operating loss of discontinued operations, net of taxes, was approximately $101,000 in 2007, compared to a loss of $257,000 in 2006. The disposition of discontinued operations and completions of lease terminations resulted in a loss of $7,000, net of taxes, in 2007, compared to a loss of $122,000 in 2006.
Liquidity and Capital Resources
As of September 30, 2007, we had $38.5 million of outstanding borrowings, including $3.9 million in current scheduled payments of long-term debt. Current scheduled payments of long-term debt include payments required by our loan agreements from net proceeds received upon certain asset dispositions and operating cash flow. During the nine months ending September 30, 2007, additional principal payments of $2.4 million were made from such proceeds.
In August 2007, we entered into an agreement with LaSalle Bank NA, for a $16.5 million term loan to finance the SMSA acquisition and repay certain existing indebtedness. The term loan has an interest rate of LIBOR plus 2.5%, a maturity of five years, and principal payments based on a ten year amortization, with additional payments based on cash flow from operations and amounts realized related to certain collateral. The term loan is secured by receivables and all other unencumbered assets of the company, including land held for sale, insurance refunds receivable and notes receivable. In addition to financing the acquisition, we used proceeds from this term loan to retire a $4.0 million term loan that had an interest rate of LIBOR plus 6.25%, and a $2.5 million subordinated note due in September 2007 that had an interest rate of 7%.
In addition, the agreement with LaSalle also includes a $15 million revolving credit facility that provides revolving credit loans as well as the issuance of letters of credit. The revolver is secured by accounts receivable and replaced our previous $2.3 million line of credit. The revolver provides for a maximum draw of up to $21 million during the first six months to finance start up working capital requirements of the SMSA Acquisition, after which period the maximum draw is reduced to $15 million. There are limits on the maximum amount of loans that may be outstanding under the revolver based on borrowing base restrictions. The revolver has a term of three years and bears interest at our option of LIBOR plus 2.25% or the bank’s prime lending rate. Annual fees for letters of credit issued under this revolver are 2.25% of the amount outstanding. Historically, our accounts receivable had been pledged as security primarily for our leases with Omega. Under this refinancing, the accounts receivable serve as the collateral for the new revolver and we have issued a letter of credit of approximately $8.1 million to serve as a replacement security deposit for all of our leases with Omega. Considering this letter of credit and the borrowing base limits at September 30, 2007, the balance available for future revolving credit loans would be $7.1 million. Such amounts are available to fund the working capital needs of this transaction and future expansion opportunities. As of September 30, 2007, we had no borrowings outstanding under our revolving credit facility.
Our debt agreements contain various financial covenants the most restrictive of which relate to cash flow, debt service coverage ratios, liquidity and limits on the payment of dividends to shareholders. We are in compliance with such covenants at September 30, 2007.
We have numerous pending liability claims, disputes and legal actions for professional liability and other related issues. Due to our past claim experience and increasing cost of claims throughout the long-term care industry, the premiums paid by us for professional liability and other liability insurance to cover future periods exceeds the coverage purchased so that it costs more than $1 to purchase $1 of insurance coverage. For this reason, since March 9, 2001, we have purchased professional liability insurance coverage for our facilities that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. As a result, we are effectively self-insured and expect to remain so for the foreseeable future.
We have essentially exhausted all general and professional liability insurance available for claims first made during the period from March 9, 2001 through March 9, 2007. For claims made during the period from March 10, 2007 through March 9, 2008, we maintain insurance coverage limits of $100,000 per medical incident and total aggregate policy coverage limits of $500,000.
As of September 30, 2007, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred but unreported claims of $19.7 million. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows. Settlements of currently pending claims will require additional cash expenditures.
In November 2007, the Company’s Board of Directors authorized the repurchase of up to $2.5 million of our common stock pursuant to a plan under Rule 10b5-1 and in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. As of November 1, 2007, there were approximately 5.9 million shares of common stock outstanding.
Share repurchases under this program are authorized through the earlier of one year from November 6, 2007 or the repurchase of the full amount authorized to be repurchased under the plan, subject to conditions specified in the plan. Repurchases may be made through open market or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations and will be funded from available working capital. The share repurchase program may be terminated at any time without prior notice.
Net cash provided by operating activities of continuing operations before changes in other assets and liabilities totaled $10.8 million and $11.4 million in the nine month periods ended September 30, 2007 and 2006, respectively. These amounts primarily represent the net cash flows from operations. The effects of working capital changes were to use $4.2 million and $4.0 million of cash, respectively, in the nine month periods ended September 30, 2007 and 2006, resulting in net cash provided by continuing operations of $6.6 million and $7.4 million, respectively, in the nine month periods ended September 30, 2007 and 2006. Discontinued operations used cash of $21,000 and provided cash of $0.2 million in the nine month periods ended September 30, 2007 and 2006, respectively.
Investing activities of continuing operations used cash of $10.8 million and provided cash of $7.7 million in the nine month periods ended September 30, 2007 and 2006, respectively. These amounts primarily represent proceeds from the sale of discontinued operations in 2006, net of cash used for the SMSA Acquisition and for purchases of property, plant and equipment. We have used between $3.0 million and $4.1 million for capital expenditures of continuing operations in each of the three calendar years ending December 31, 2006. Such expenditures were primarily for facility improvements and equipment, which were financed principally through working capital. For the year ending December 31, 2007, we anticipate that capital expenditures for improvements and equipment for our existing facility operations will be higher as we complete facility renovations at certain owned facilities. Investing activities of discontinued operations used no cash in the first nine months of 2007 and $24,000 in cash in 2006.
Financing activities of continuing operations provided cash of $5.8 million and used cash of $14.4 million in the nine month periods ended September 30, 2007 and 2006, respectively. These amounts include proceeds from the issuance of debt and payments to retire existing debt. Proceeds from the sale of discontinued operations were used to repay debt. There were no cash flows from financing activities of discontinued operations in 2007 or 2006. No interest costs or debt were allocated to discontinued operations.
Facility Renovations
During 2005 we began an initiative to complete strategic renovations of certain facilities to improve occupancy, quality of care and profitability. We developed a plan to that began with those facilities with the greatest potential for benefit, and began the renovation program during the third quarter of 2005. As of September 30, 2007, we have completed renovation projects at seven facilities. We have 3 additional renovation projects in progress.
A total of $9.3 million has been spent on these renovation programs to date, with $7.2 million spent on facilities leased from Omega and $2.1 million spent on owned facilities. The amounts spent on the facilities leased from Omega are financed through increased rent, and are not reflected as capital expenditures.
For the six facilities with renovations completed before the beginning of the third quarter 2007, third quarter occupancy improved from 61.5% in 2006 to 68.1% in 2007, and Medicare census as a percent of total increased from 13.9% in 2006 to 16.4% in 2007. No assurance can be given that these facilities will continue to show such occupancy or revenue mix improvement or that the other renovated facilities will experience similar improvements.
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
Accounts receivable attributable to patient services of continuing operations totaled $25.4 million at September 30, 2007, compared to $18.5 million at December 31, 2006, representing approximately 32 and 31 days in accounts receivable at each period end, respectively. The SMSA Acquisition resulted in an increase in accounts receivable of approximately $4.8 million at September 30, 2007. As part of the procedural Medicare and Medicaid change of ownership process, payments from Medicaid and Medicare for SMSA facilities were temporarily delayed, resulting in an increase in receivables as of September 30, 2007. Without the effects of these payment delays, accounts receivable would have represented approximately 29 days at September 30, 2007.
The allowance for bad debt was $2.3 million at September 30, 2007, compared to $2.1 million at December 31, 2006. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.
Inflation
We do not believe that our operations have been materially affected by inflation. We expect salary and wage increases for our skilled staff to continue to be higher than average salary and wage increases, as is common in the health care industry.
Off-Balance Sheet Arrangements
We had letters of credit outstanding of approximately $8.1 million as of September 30, 2007, which serve as a security deposit for our facility leases with Omega. The letters of credit were issued in connection with our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility.
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
Forward-Looking Statements
The foregoing discussion and analysis provides information deemed by Management to be relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006. Certain statements made by or on behalf of us, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those contemplated by the forward-looking statements made herein. In addition to any assumptions and other factors referred to specifically in connection with such statements, other factors could cause our actual results to differ materially from the results expressed or implied in any forward-looking statements including, but not limited to, our ability to integrate the seven skilled nursing facilities acquired from Senior Management Services of America North Texas, Inc. into our business and achieve the anticipated cost savings, changes in governmental reimbursement, government regulation and health care reforms, the increased cost of borrowing under our credit agreements, ability to control ultimate professional liability costs, the accuracy of our estimate of our anticipated professional liability expense, the impact of future licensing surveys, the outcome of regulatory proceedings alleging violations of laws and regulations governing quality of care or violations of other laws and regulations applicable to our business, our ability to control costs, changes to our valuation of deferred tax assets, changes in occupancy rates in our facilities, changing economic conditions as well as others. Investors also should refer to the risks identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Part II “Item 1A — Risk Factors” below as well as risks identified in our Form 10-K for the year ended December 31, 2006 for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the Company’s business plans and prospects. Such cautionary statements identify important factors that could cause our actual results to materially differ from those projected in forward-looking statements. In addition, we disclaim any intent or obligation to update these forward-looking statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of September 30, 2007, we had outstanding borrowings of approximately $38.5 million, all of which is at variable rates of interest. In the event that interest rates were to change 1%, the impact on future pre-tax cash flows would be approximately $0.4 million annually, representing the impact of increased or decreased interest expense on variable rate debt.
We have a note receivable denominated in Canadian dollars related to the sale of our Canadian operations. This note is currently recorded on our balance sheet at $5.6 million US based on the outstanding balance of the note and the exchange rate as of September 30, 2007. We also have recorded certain liabilities of $0.8 million US that are denominated in Canadian dollars. The carrying value of the note and the liabilities in our financial statements will be increased or decreased each period based on fluctuations in the exchange rate between US and Canadian currencies, and the effect of such changes will be included as income or loss in our statement of income in the period of change. In the nine month periods ended September 30, 2007 and 2006, we reported transaction gains of $743,000 and $269,000, respectively, as a result of the effect of changes in the currency exchange rates on this note. A further change of 1% in the exchange rate between US and Canadian currencies would result in a corresponding increase or decrease to pre-tax earnings of approximately $48,000.
ITEM 4. CONTROLS AND PROCEDURES
Advocat, with the participation of our principal executive and financial officers has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2007. Based on this evaluation, the principal executive and financial officers have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that has occurred during our fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2007, we are engaged in 21 professional liability lawsuits. Three of these matters are currently scheduled for trial within the next year. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
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
ITEM 1A. RISK FACTORS
Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in “Risk Factors” in Part I — Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2006. In addition to the risk factors previously disclosed in our Report on Form 10-K, the following factor could cause our results to differ from our expectations.
If we are unable to successfully integrate the business operations of the SMSA facilities into our business operations, we will not realize the anticipated potential benefits from the acquisition and our business could be adversely affected.
The acquisition of the facilities from SMSA involves the integration of seven nursing homes that have previously been operated by a different management group. Successful integration of these acquired facilities with our other operations will depend on our ability to consolidate operations, systems and procedures, eliminate redundancies and reduce costs. If we are unable to do so, we will not realize the anticipated potential benefits of the acquisition and our business and results of operations would be adversely affected. Difficulties could include the loss of key employees, increased demands on our management, financial, technical and other resources, the disruption of our and the new facilities’ ongoing businesses, a decline in occupancy, unanticipated cost increases and possible inconsistencies in standards, controls, procedures and policies. The acquisition could result in the diversion of management’s attention from our ongoing operations. In addition, a number of factors beyond our control could prevent us from realizing any efficiencies and cost savings we expect.
ITEM 6. EXHIBITS
The exhibits filed as part of this report on Form 10-Q are listed in the Exhibit Index immediately following the signature page.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVOCAT INC. November 6, 2007
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

Exhibit
Number	Description of Exhibits
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-76150 on Form S-1)

3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 33-76150 on Form S-1)

3.3	Amendment to Certificate of Incorporation dated March 23, 1995 (incorporated by reference to Exhibit A of Exhibit 1 to the Company’s Form 8-A filed March 30, 1995)

3.4	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.4 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001)

3.5	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.5 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company’s Registration Statement No. 33-76150 on Form S-1)

4.2	Amended and Restated Rights Agreement dated as of December 7, 1998 (incorporated by reference to Exhibit 1 to Form 8-A/A filed December 7, 1998)

10.1	Operations Transfer Agreement effective as of July 20, 2007, by and among certain subsidiaries of the Company, and Senior Management Services of America North Texas, Inc., a Texas corporation, Senior Management Services of Estates at Fort Worth, Inc., a Texas corporation, Senior Management Services of Doctors at Dallas, Inc., a Texas corporation, Senior Management Services of Humble, Inc., a Texas corporation, Senior Management Services of Katy, Inc., a Texas corporation, Senior Management Services of Treemont, Inc., a Texas corporation, Senior Management Services of Heritage Oaks at Ballinger, Inc., a Texas corporation, and Senior Management Services of Normandy at San Antonio, Inc., a Texas corporation

10.2	Loan and Security Agreement made as of August 10, 2007, between Diversicare Leasing Corp., a Tennessee corporation, and Bridge Associates LLC, as trustee for the SMSA Creditors’ Trust, a Texas trust.

Exhibit
Number	Description of Exhibits
10.3	Loan and Security Agreement dated as of August 10, 2007, is by and among the Company and certain subsidiaries and LaSalle Bank National Association, a national banking association

10.4	Guaranty dated as of August 10, 2007, by Advocat Inc., a Delaware corporation to and for the benefit of LaSalle Bank National Association, a national banking association

10.5	Revolving Credit Note dated August 10, 2007 in the principal amount of $21,000,000.00 from the Company and certain subsidiaries to LaSalle Bank National Association, a national banking association

10.6	Term Loan Note dated August 10, 2007 in the principal amount of $16,500,000.00 from the Company and certain subsidiaries to LaSalle Bank National Association, a national banking association

10.7	Fifth Amendment to Consolidated Amended and Restated Master Lease dated as of August 10, 2007 by and between Sterling Acquisition Corp., a Kentucky corporation and Diversicare Leasing Corp., a Tennessee corporation

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).