Form 10-K
period 2007-12-31
ADVOCAT INC
filed 2008-03-11
CIK 919956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from                      to                     .
Commission file number 1-12996
ADVOCAT INC.
(Exact name of registrant as specified in its charter)

Delaware	62-1559667

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1621 Galleria Boulevard, Brentwood, TN	37027

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (615) 771-7575
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered

Common Stock, $0.01 par value per share	The NASDAQ Capital Market
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑.
The aggregate market value of Common Stock held by non-affiliates on June 29, 2007 (based on the closing price of such shares on the NASDAQ Capital Market) was approximately $58,119,000. For purposes of the foregoing calculation only, all directors, named executive officers and persons known to the Registrant to be holders of 5% or more of the Registrant’s Common Stock have been deemed affiliates of the Registrant.
On March 3, 2008, 5,750,787 shares of the registrant’s $0.01 par value Common Stock were outstanding.
Documents Incorporated by Reference:
The following documents are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K: The Registrant’s definitive proxy materials for its 2008 annual meeting of shareholders.

PART I
ITEM 1. BUSINESS
Introductory Summary.
Advocat Inc. provides long-term care services to nursing home patients in eight states, primarily in the Southeast and Southwest. Unless the context indicates otherwise, references herein to “Advocat,” “the Company,” “we,” “us” and “our” include Advocat Inc. and all of our subsidiaries.
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
Our objective is to become the provider of choice of health care and related services to the elderly in the communities in which we operate. We will continue to implement our operating strategy of (i) providing a broad range of cost-effective elder care services; (ii) increasing occupancy in our nursing centers through physical plant improvements and an increased emphasis on marketing efforts; (iii) improving the quality of payor mix; and (iv) clustering our operations on a regional basis. Interwoven into our objectives and operating strategy is our mission:
•	Committed to Compassion

•	Striving for Excellence

•	Serving Responsibly
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

Key elements of our growth strategy are to:
Increase revenues and profitability at existing facilities. Our strategy includes increasing center revenues and profitability levels through increasing occupancy levels, improving quality payor mix, obtaining appropriate reimbursement and containing costs while continuing to provide high quality care. In addition to our facility renovation program, ongoing initiatives to promote higher occupancy levels and improved payor and case mixes at our nursing centers include programs to improve customer service, new contracts for insurance and other services, and units for specialized care services developed at certain centers.
Improve physical plants. Our nursing centers have an average age of approximately 31 years as of December 31, 2007. After a strategic review, management determined that renovating certain facilities offered the opportunity to improve occupancy, quality of care and profitability. Management developed a plan to identify those facilities with the greatest potential for benefit, and began the renovation program during 2005. We have completed major renovations at seven facilities and have renovations in progress at three facilities as of December 31, 2007. We completed one additional renovation in the first quarter of 2008 and plan to complete the remaining two renovations that are currently in progress by the third quarter of 2008. Major renovations result in significant cosmetic upgrades, including new flooring, wall coverings, lighting, ceilings and furniture throughout the facility. Renovations also usually include certain external work to improve curb appeal, such as concrete work, landscaping, roof and signage enhancements.
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
Acquisition, leasing and development of new homes. We continue to pursue and investigate opportunities to acquire, lease or develop new facilities, focusing primarily on opportunities within our existing areas of operation. We have entered into an option agreement to purchase certain assets of a skilled nursing facility in West Virginia. We made an application to state regulatory authorities to allow us to operate the facility, and this application was approved in February 2008, subject to rights of appeal by contesting parties. Once final appeals, if any, are resolved, we intend to arrange financing and construct a new 90 bed replacement facility.
Nursing Centers and Services.
Advocat provides a broad range of long-term care services to the elderly including skilled nursing, ancillary health care services and assisted living. In addition to the nursing and social services usually provided in long-term care centers, we offer a variety of rehabilitative, nutritional, respiratory, and other specialized ancillary services. As of December 31, 2007, our continuing operations include 50 nursing centers containing 5,773 licensed nursing beds and 66 assisted living units.
Our nursing centers range in size from 48 to 320 licensed nursing beds. The following table summarizes certain information with respect to the nursing centers we own or lease as of December 31, 2007:

	Number of	Licensed Nursing	Available Nursing	Assisted
	Centers	Beds (1)	Beds (1)	Living Units
Operating Locations:
Alabama	6	711	699	52
Arkansas	12	1,311	1,163	12
Florida	5	502	460	0
Kentucky	6	474	470	2
Ohio	1	151	122	0
Tennessee	5	617	586	0
Texas	13	1,857	1,646	0
West Virginia	2	150	150	0

	50	5,773	5,296	66

Classification:
Owned	9	942	868	17
Leased	41	4,831	4,428	49

Total	50	5,773	5,296	66

(1)	The number of “Licensed beds” is based on the licensed capacity of the facility. The Company reports its occupancy based on licensed beds. The number of “Available Beds” represents “licensed beds” less beds removed from service. “Available beds” is subject to change based upon the needs of the facilities, including configuration of patient rooms and offices, status of beds (private, semi-private, ward, etc.) and renovations.
Our nursing centers provide skilled nursing health care services, including room and board, nutrition services, recreational therapy, social services and housekeeping and laundry services. Our nursing centers dispense medications prescribed by the patients’ physicians, and a plan of care is developed by professional nursing staff for each resident. We also provide for the delivery of ancillary medical services at the nursing centers we operate. These specialty services include rehabilitation therapy services, such as audiology, speech, occupational and physical therapies, which are provided through licensed therapists and registered nurses, and the provision of medical supplies, nutritional support, infusion therapies and related clinical services. The significant majority of these services are provided using our internal resources and clinicians.
Within the framework of a nursing center, we may provide other specialty care, including:
Life Steps Unit. Twelve of our nursing centers have units designated as Life Steps Units, our designation for patients requiring short term rehabilitation following an incident such as a stroke or bone fracture. These units specialize in short term rehabilitation with the goal of returning the patient to their previous level of functionality. These units provide enhanced services with emphasis on upgraded amenities including electric beds, televisions, phones at bedside and feature a separate entrance for guests and visitors. The design and programming on the unit appeals to the generally younger resident who intends to return home following intensive rehabilitation. Specialized therapeutic treatment regimens include orthopedic rehabilitation, neurological rehabilitation and complex medical rehabilitation. While these patients generally have a shorter length of stay, the intensive level of rehabilitation generally results in higher levels of reimbursement.
Lighthouse Unit. Seventeen of our nursing centers have Lighthouse Units, our designation for advanced care for dementia related disorders including Alzheimer’s disease. The goal of the units is to provide a safe, homelike and supportive environment for cognitively impaired patients, utilizing an interdisciplinary team approach. Family and community involvement compliment structured programming in the secure environment instrumental in fostering as much resident independence as possible despite diminished capacity.
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
We have complimented our traditional therapy services with programs that provide electrotherapy, ultrasound and shortwave diathermy therapy treatments that promote pain management, wound healing, continence improvement and contractures management, improving results of therapy treatments for our patients. We currently offer these treatment programs in 21 of our facilities.
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

Organization. Our long-term care facilities are currently organized into six regions, each of which is supervised by a regional vice president. The regional vice president is generally supported by specialists in several functions, including nursing, human resources, marketing, receivable management and clerical, all of whom are employed by us. The day-to-day operations of each owned or leased nursing center are supervised by an on-site, licensed administrator. The administrator of each nursing center is supported by other professional personnel, including a medical director, who assists in the medical management of the facility, and a director of nursing, who supervises a staff of registered nurses, licensed practical nurses and nurses aides. Other personnel include therapy, dietary, activities and social service, housekeeping, laundry and maintenance, and a business office staff. All personnel at the leased or owned facilities, including the administrators, are our employees.
Marketing.
At a local level, our sales and marketing efforts are designed to promote higher occupancy levels and optimal payor mix. We believe that the long-term care profession is fundamentally a local business in which both patients and residents and the referral sources for them are based in the immediate geographic area in which the facility is located. Our marketing plan and related support activities emphasize the role and performance of administrators, admissions coordinators and social services directors of each nursing center, all of whom are responsible for contacting various referral sources such as doctors, hospitals, hospital discharge planners, churches and various community organizations.
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
Acquisitions and New Lease.
2007 Acquisition. Effective August 11, 2007, we purchased the leasehold interests and operations of seven skilled nursing facilities from Senior Management Services of America North Texas, Inc. (“SMSA” or “SMSA Acquisition”) for a price of approximately $10.0 million, including approximately $8.6 million in cash, the assumption of approximately $0.9 million in liabilities, and transaction costs of $0.5 million. These facilities include 1,266 licensed nursing beds, with 1,105 beds currently available for use. The SMSA facilities had unaudited revenues of approximately $52.1 million for the year ended December 31, 2006. The SMSA facilities are in our existing geographic and operational footprint and are expected to contribute to our growth strategy and existing base of operations.
Texas Facility. Effective November 1, 2007, we entered into a short term single facility lease with Omega Healthcare Investors, Inc (“Omega”) for a 102 bed skilled nursing center in Texas, and we are evaluating the possibility of entering into an agreement with Omega for the construction of a replacement facility. It is anticipated that we would supervise construction, with funding provided by Omega. Upon completion of construction, we would lease the facility from Omega under a lease agreement with an initial term of five years, with renewal options through 2035.
Divestitures.
We have undertaken several divestitures through sale of assets and lease terminations. The divested operations have generally been poor performing properties. Effective March 31, 2007, we terminated operations at a leased facility in Arkansas. The owner of the facility sold the property and we cooperated in an orderly transition to the new owner. In May 2006, we completed the sale of certain assets of eleven assisted facilities located in North Carolina for a sales price of $11.0 million. Proceeds from this transaction were used to pay transaction costs and repay debt. We closed one remaining North Carolina assisted living facility in April 2006, and are continuing our efforts to sell this property. In September 2007, we sold the bed license for the remaining North Carolina assisted living facility for a sales price of $183,000 and recognized a pretax gain on sale of discontinued operations of $45,000. We sold two nursing centers in Texas effective February 1, 2005.
In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our consolidated financial statements have been reclassified to reflect these divestitures as discontinued operations.
Nursing Center Profession.
We believe there are a number of significant trends within the long-term care industry that will support the continued growth of the nursing home segment of the long-term care industry. These trends are also likely to impact our business. These factors include:
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
     Limited supply of centers. As the nation’s elderly population continues to grow, life expectancy continues to expand, and there continue to be limitations on granting Certificates of Need (“CON’s”) for new skilled nursing centers, so we believe that there will be continued demand for skilled nursing beds in the markets in which we operate. The majority of states have adopted CON or similar statutes requiring that prior to adding new skilled beds or any new services, or making certain capital expenditures, a state agency must determine that a need exists for the new beds or proposed activities. We believe that this CON process tends to restrict the supply and availability of licensed skilled nursing center beds. High construction costs, limitations on state and federal government reimbursement for the full costs of construction, and start-up expenses also act to restrict growth in the supply for such centers. At the same time, skilled nursing center operators are continuing to focus on improving occupancy and expanding services to include high acuity subacute patients, who require significantly higher levels of skilled nursing personnel and care.
     Reduced reliance on family care. Historically, the family has been the primary provider of care for seniors. We believe that the increase in the percentage of women in the work force, the reduction of average family size and the increased mobility in society will reduce the role of the family as the traditional care-giver for aging parents. We believe that this trend will make it necessary for many seniors to look outside the family for assistance as they age.
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
The following table sets forth net patient and resident revenues related to our continuing operations by payor source for the years presented:

	Year Ended December 31,
	(Dollars in thousands)
	2007		2006		2005
Medicaid	$136,566	55.7%	$121,138	56.4%	$116,624	58.0%
Medicare	76,364	31.2	65,666	30.6	60,508	30.0
Private Pay	32,131	13.1	27,849	13.0	24,102	12.0

Total	$245,061	100.0%	$214,653	100.0%	$201,234	100.0%

The following table sets forth average daily census by payor source for our continuing operations for the years presented:

	Year Ended December 31,
	2007		2006		2005
Medicaid	2,708	70.2%	2,483	70.6%	2,461	71.6%
Medicare	523	13.6	487	13.8	450	13.0
Private Pay	626	16.2	548	15.6	528	15.4

Total	3,857	100.0%	3,518	100.0%	3,439	100.0%

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
Certain per person annual Medicare Part B reimbursement limits on therapy services became effective January 1, 2006. Subject to certain exceptions, the limits impose a $1,810 per patient annual ceiling on physical and speech therapy services, and a separate $1,810 per patient annual ceiling on occupational therapy services. The Centers for Medicare and Medicaid Services (“CMS”) established an exception process to permit therapy services in certain situations, and the majority of services provided by us are reimbursed under the exceptions. In December 2007, Congress passed the Medicare, Medicaid and SCHIP Extension Act of 2007, which includes an extension of the existing exceptions process through June 30, 2008. If the exception process is discontinued after June 2008, it is expected that the reimbursement limitations will reduce therapy revenues and negatively impact our operating results and cash flows.
In December 2006, Congress passed the Tax Relief and Health Care Act of 2006 (TRHCA). The TRHCA reduces the maximum federal matching under Medicare provider assessments to 5.5% of aggregate Medicaid outlays. This reduction in funding will become effective for fiscal years beginning after January 1, 2008. This change is not expected to have a material impact on our results of operations.

Congress has implemented an annual market basket adjustment designed to increase Medicare reimbursement for the effects of inflation. CMS issued a final rule which includes a 3.3% market basket adjustment increase effective October 1, 2007. The actual amount of the market basket adjustment is based on several factors and varies for each individual center. The market basket adjustment became effective October 1, 2007, and is estimated to have resulted in an average increase in revenue of approximately 4.0% for our facilities as a group, increasing our revenue by an estimated $0.3 million per month.
The Federal Deficit Reduction Act of 2005 mandates reducing by 30% the amount that Medicare reimburses nursing centers and other non-hospital providers for bad debts arising from uncollectible Medicare coinsurance and deductibles for those individuals that are not dually eligible for Medicare and Medicaid. This provision is not expected to have a material impact on the Company.
Reduction in health care spending has become a national priority in the United States, and the field of health care regulation and reimbursement is a rapidly evolving one. President Bush’s proposed 2009 budget includes a reduction in Medicare spending by $183 billion over five years, including a reduction of $17 billion to skilled nursing facilities. The proposed budget would freeze payments to nursing centers in 2009. We are unable to predict whether the President’s proposed budget will be adopted, what, if any, reform proposals or reimbursement limitations will be implemented in the future, or the effect such changes would have on our operations. For the year ended December 31, 2007, we derived 31.2% and 55.7% of our total patient and resident revenues related to continuing operations from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on our profitability.
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
Employees.
As of February 1, 2008, we employed a total of approximately 5,638 individuals in connection with our continuing operations. We believe that our employee relations are good. Approximately 143 of our employees are represented by a labor union.
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
Supplies and Equipment.
We purchase drugs, solutions and other materials and lease certain equipment required in connection with our business from many suppliers. We have not experienced, and do not anticipate that we will experience, any significant difficulty in purchasing supplies or leasing equipment from current suppliers. In the event that such suppliers are unable or fail to sell us supplies or lease equipment, we believe that other suppliers are available to adequately meet our needs at comparable prices. National purchasing contracts are in place for all major supplies, such as food, linens and medical supplies. These contracts assist in maintaining quality, consistency and efficient pricing.
Government Regulation.
The health care industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government health care program participation requirements, reimbursement for patient services, quality of resident care and Medicare and Medicaid fraud and abuse. Over the last several years, government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of fraud and abuse statutes and regulations as well as laws and regulations governing quality of care issues in the skilled nursing profession in general. Violations of these laws and regulations could result in exclusion from government health care programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Compliance with such laws and regulations is subject to ongoing government review and interpretation, as well as regulatory actions in which government agencies seek to impose fines and penalties. The Company is involved in regulatory actions of this type from time to time. Additionally, changes in these laws and regulations, such as reimbursement policies of Medicare and Medicaid programs as a result of budget cuts by federal and state governments or other legislative and regulatory actions, could have a material adverse effect on the industry and our consolidated financial position, results of operations, and cash flows.

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
Medicare and Medicaid. Medicare is a federally-funded and administered health insurance program for the aged and for certain chronically disabled individuals. Part A of the Medicare program covers inpatient hospital services and certain services furnished by other institutional providers such as skilled nursing facilities. Part B covers the services of doctors, suppliers of medical items, various types of outpatient services and certain ancillary services of the type provided by long term and acute care facilities. Medicare payments under Part A and Part B are subject to certain caps and limitations, as provided in Medicare regulations. Medicare benefits are not available for intermediate and custodial levels of nursing home care or for assisted living facility arrangements.
Medicaid is a medical assistance program for the indigent, operated by individual states with financial participation by the federal government. Criteria for medical indigence and available Medicaid benefits and rates of payment vary somewhat from state to state, subject to certain federal requirements. Basic long-term care services are provided to Medicaid beneficiaries, including nursing, dietary, housekeeping and laundry, restorative health care services, room and board and medications. Previously, under legislation known as the Boren Amendment, federal law required that Medicaid programs pay to nursing home providers amounts adequate to enable them to meet government quality and safety standards. However, the Balanced Budget Act enacted during 1997 (the “BBA”) repealed the Boren Amendment, and the BBA requires only that a state Medicaid program must provide for a public process for determination of Medicaid rates of payment for nursing facility services. Under this process, proposed rates, the methodologies underlying the establishment of such rates and the justification for the proposed rates are published. This public process gives providers, beneficiaries and concerned state residents a reasonable opportunity for review and comment. Certain of the states in which we now operate are actively seeking ways to reduce Medicaid spending for nursing home care by such methods as capitated payments and substantial reductions in reimbursement rates.
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
The HIPAA regulations related to privacy establish comprehensive federal standards relating to the use and disclosure of individually identifiable health information or protected health information. The privacy regulations establish limits on the use and disclosure of protected health information, provide for patients’ rights, including rights to access, to request amendment of, and to receive an accounting of certain disclosures of protected health information, and require certain safeguards for protected health information. In addition, each covered entity must contractually bind individuals and entities that furnish services to the covered entity or perform a function on its behalf, and to which the covered entity discloses protected health information, to restrictions on the use and disclosure of that information. In general, the privacy regulations do not supersede state laws that are more stringent or grant greater privacy rights to individuals. Thus, we must reconcile the privacy regulations and other state privacy laws.
Although we believe that we are in material compliance with these HIPAA regulations, the HIPAA regulations are expected to continue to impact us operationally and financially and may pose increased regulatory risk.

Self-Referral and Anti-Kickback Legislation. The health care industry is subject to state and federal laws which regulate the relationships of providers of health care services, physicians and other clinicians. These self-referral laws impose restrictions on physician referrals to any entity with which they have a financial relationship, which is a broadly defined term. We believe our relationships with physicians are in compliance with the self-referral laws. Failure to comply with self-referral laws could subject us to a range of sanctions, including civil monetary penalties and possible exclusion from government reimbursement programs. There are also federal and state laws making it illegal to offer anyone anything of value in return for referral of patients. These laws, generally known as “anti-kickback” laws, are broad and subject to interpretations that are highly fact dependent. Given the lack of clarity of these laws, there can be no absolute assurance that any health care provider, including us, will not be found in violation of the anti-kickback laws in any given factual situation. Strict sanctions, including fines and penalties, exclusion from the Medicare and Medicaid programs and criminal penalties, may be imposed for violation of the anti-kickback laws.
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
ITEM 1A. RISK FACTORS
There have been a number of material developments both within the Company and the long-term care industry. These developments have had and are likely to continue to have a material impact on us. This section summarizes these developments, as well as other risks that should be considered by our shareholders and prospective investors.
We are substantially self-insured and have significant potential professional liability exposure.
The provision of health care services entails an inherent risk of liability. Participants in the health care industry are subject to an increasing number of lawsuits alleging malpractice, product liability or related legal theories, many of which involve large claims and significant defense costs. Like many other companies engaged in the long-term care profession in the United States, we have numerous pending liability claims, disputes and legal actions for professional liability and other related issues. We expect to continue to be subject to such suits as a result of the nature of our business. See “Item 3. Legal Proceedings” for further descriptions of pending claims and see “Item 7. Management’s Discussion and Analysis of Financial Condition — Accounting Policies and Judgments — Professional Liability and Other Self-Insurance Reserves” for discussion of our reserve for self-insured claims and of our ability to meet our anticipated cash needs.
For the last several years, due to our past claims experience and increasing cost of claims throughout the long-term care industry, the premiums we paid for professional liability and other liability insurance exceeded the coverage purchased so that it cost more than $1 to purchase $1 of insurance coverage. For this reason, effective March 9, 2001, we purchased professional liability insurance coverage for our facilities that, based on historical claims experience, was likely to be substantially less than the claims we expect to incur. We have exhausted all of our insurance coverage for claims asserted prior to March 7, 2007. For claims made during the period from March 10, 2007 through March 9, 2009, the Company maintains insurance with coverage limits of $100,000 per medical incident and total annual aggregate policy coverage limits of $500,000. As a result, we are effectively self-insured for claims pending as of December 31, 2007.
We have had substantial downward adjustments to our accrual for professional liability claims which has caused significant increases in our net earnings.
In the years ended December 31, 2007, 2006 and 2005, we recorded downward adjustments in our accrual for self-insured risks associated with professional liability claims. While these adjustments to the accrual resulted in reported income, they did not generate cash because the accrual is not funded. These self-insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Any increase in the accrual decreases income in the period, and any reduction in the accrual increases income during the period. Our actual liabilities may vary significantly from the accrual, and the amount of the accrual has and may continue to fluctuate by a material amount in any given quarter. Each change in the amount of this accrual will directly affect our reported earnings and financial position for the period in which the change in accrual is made. No assurance can be given that the accrual will decline during 2008, and it may increase during this period.
Our outstanding indebtedness is subject to floating rates of interest which could be subject to fluctuations based on changing interest rates and subject to various financial covenants.
We have $34.5 million of indebtedness at December 31, 2007, with $2.0 million classified as a current liability at December 31, 2007 based on payment terms. Our indebtedness consists of 100% floating rate debt, which is at variable rates of interest and exposes us to interest rate risk. Interest rate risk is the risk of loss arising from adverse changes in interest rates associated with variable rate borrowings. If interest rates increase, there is potential that our debt service obligations would increase even though the amount borrowed would decrease or remain the same. In addition, certain of our debt agreements contain various financial covenants, the most restrictive of which relate to cash flow, net income (loss), liquidity and limits on the payment of dividends to shareholders. As of December 31, 2007, we were in compliance with these financial covenants. Our failure to comply with those covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of some or all of our debts. Such non-compliance could result in a material adverse impact to our financial position, results of operations and cash flows. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
We are highly dependent on reimbursement by third-party payors.
Substantially all of our nursing center revenues are directly or indirectly dependent upon reimbursement from third-party payors, including the Medicare and Medicaid programs, and private insurers. For the year ended December 31, 2007, our patient revenues from continuing operations derived from Medicaid, Medicare and private pay (including private insurers) sources were approximately 55.7%, 31.2%, and 13.1%, respectively. Changes in the mix of our patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may affect our net revenues and profitability. Our net revenues and profitability are also affected by the continuing efforts of all payors to contain or reduce the costs of health care. Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue.
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
Any changes in reimbursement levels or in the timing of payments under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on our net revenues, net income and cash flows. We are unable to predict what reform proposals or reimbursement limitations will be adopted in the future or the effect such changes will have on our operations. No assurance can be given that such reforms will not have a material adverse effect on us. See “Item 1. Business — Government Regulation and Reimbursement.”
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
Long-term care facilities are also subject to periodic inspection to assure continued compliance with various standards and licensing requirements under state law, as well as with Medicare and Medicaid conditions of participation. The failure to obtain or renew any required regulatory approvals or licenses could adversely affect our growth and could prevent us from offering our existing or additional services. In addition, health care is an area of extensive and frequent regulatory change. Changes in the laws or new interpretations of existing laws can have a significant effect on methods and costs of doing business and amounts of payments received from governmental and other payors. Our operations could be adversely affected by, among other things, regulatory developments such as mandatory increases in the scope and quality of care to be afforded patients and revisions in licensing and certification standards. We attempt at all times to comply with all applicable laws; however, there can be no assurance that new legislation or administrative or judicial interpretation of existing laws or regulations will not have a material adverse effect on our operations or financial condition. Future federal budget legislation, federal or state regulatory actions seeking to impose fines and penalties, and federal and state regulatory changes may negatively impact us. See “Item 1. Business — Government Regulation.” See also “Item 3. Legal Proceedings.”
The health care industry has been the subject of increased regulatory scrutiny recently.
The Office of Inspector General (“OIG”), the enforcement arm of the Medicare program, formulates a formal work plan each year for nursing homes. The OIG’s most recent work plan indicates that access to care, quality of care, survey deficiencies, compliance with minimum data set reporting, resident assessment and care planning, accuracy of coding resource utilization groups (“RUGs”) and the medical necessity of services billed and consolidated billing will be an investigative focus in 2008. We cannot predict the likelihood, scope or outcome of any such investigations on our facilities.
We have significant deferred tax assets which we may not be able to realize.
We have net deferred tax assets of $18.7 million included in our balance sheet as of December 31, 2007. Our ability to realize these deferred tax assets depends on our future taxable income. We reported taxable income for 2005, and will report taxable income for 2007 when our return is filed. The sale of certain assets during 2006 resulted in a taxable loss. We expect future operations will continue to result in taxable income that will allow these deferred tax assets to be realized. No assurance can be given that we will be able to generate taxable income in future periods or realize these deferred tax assets.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We own 9 and lease 41 long-term care facilities. A description of our lease agreements follows.
Description of Lease Agreements.
Our current operations include 41 nursing centers subject to operating leases, including 40 owned or financed by Omega and one owned by another party. In our role as lessee, we are responsible for the day-to-day operations of all operated centers. These responsibilities include recruiting, hiring and training all nursing and other personnel, and providing resident care, nutrition services, marketing, quality improvement, accounting, and data processing services for each facility. The lease agreements pertaining to our 41 leased facilities are “triple net” leases, requiring us to maintain the premises, pay taxes and pay for all utilities. The leases typically provide for an initial term of 4 to 10 years with renewal options up to 12 years. The average remaining term of our lease agreements, including renewal options, is approximately 21 years.
Omega Master Lease. We lease 28 nursing centers from Omega pursuant to one lease agreement dated October 1, 2000 (the “Omega Master Lease”). The initial term of the Omega Master Lease was ten years, expiring September 30, 2010. On October 20, 2006 we entered into a Third Amendment to Consolidated Amended and Restated Master Lease (“Lease Amendment”) with Omega to extend the term of the Omega Master Lease. The amended master lease commenced on October 1, 2006, and extends to September 30, 2018. The Lease Amendment also provides for a renewal option of an additional twelve years, assuming no defaults. Consistent with prior terms, the lease provides for annual increases in lease payments equal to the lesser of two times the increase in the consumer price index or 3.0%.
Effective August 11, 2007, as described in “Acquisitions and New Lease” in Item 1, we completed the SMSA Acquisition in which we acquired the leases and leasehold interests in seven facilities which are leased from a subsidiary of Omega. In connection with this acquisition, we amended our master lease to include the seven SMSA facilities (“SMSA Amendment”), increasing the number of facilities under the master lease to 35. The substantive terms of the SMSA lease, including payment provisions and lease period including renewal options, were not changed by the amendment. The lease terms for the seven SMSA facilities provide for an initial term and renewal periods at our option through May 31, 2035. The lease provides for annual increases in lease payments equal to the increase in the consumer price index, not to exceed 2.5%.
The Omega Master Lease requires us to fund annual capital expenditures currently equal to $380 per licensed bed, subject to adjustment for increases in the Consumer Price Index (annual required capital expenditures of $0.6 million in 2008). Upon expiration of, or in the event of a default under the Omega Master Lease, we are required to transfer all of the leasehold improvements, equipment, furniture and fixtures of the leased facilities to Omega.
The 2006 Lease Amendment together with an earlier amendment in 2005 provide for additional financing of up to $10 million to be used to fund renovations to several nursing centers leased from Omega. As of December 31, 2007, we had incurred expenditures of $8.0 million for these improvements. The annual base rent related to these facilities is increased to reflect the amount of capital improvements made to the respective facilities as the expenditures are made. The amendments also included provisions to amend certain professional liability insurance requirements in order to cure certain defaults under the Omega Master Lease.
The Omega Master Lease prohibits us from operating any additional facilities within a certain radius of each leased facility. We are generally required to maintain comprehensive insurance covering the facilities we lease as well as personal and real property damage insurance and professional liability insurance. The failure to pay rentals within a specified period or to comply with the required operating and financial covenants generally constitutes a default, which default, if uncured, permits Omega to terminate the lease and assume the property and the contents within the facilities.
Effective November 1, 2007, we entered into a short term single facility lease with Omega for a 102 bed skilled nursing center in Texas, and we are evaluating the possibility of entering into an agreement with Omega for the construction of a replacement facility. It is anticipated that we would supervise construction, with funding provided by Omega. Upon completion of construction, we would lease the facility from Omega under a lease agreement with an initial term of five years, with renewal options through 2035.
Florida Leases. Effective April 1, 2003, we entered into leases for four nursing centers in Florida that had previously been managed by us under management contracts. Accordingly, the results of operations of these facilities are included in our results of operations beginning April 1, 2003. Omega holds mortgages on these properties and we make the lease payments directly to Omega. The lease term extends through February 2010. Lease terms require future rent increases equal to the lesser of two times the consumer price index or 3.0% in subsequent years. We are also required to fund annual capital expenditures currently equal to $357 per licensed bed over the initial lease term, subject to adjustment for increases in the Consumer Price Index.
Other Leases. We lease approximately 25,000 square feet of office space in Brentwood, Tennessee, that houses our executive offices, centralized management support functions, and the ancillary services supply operations. In addition, we lease our regional office with approximately 4,000 square feet of office space in Ashland, Kentucky. Lease periods on these facilities generally range up to seven years. Regional executives for Alabama, Arkansas, Florida and Tennessee work from offices of up to 1,500 square feet each. We believe that our leased properties are adequate for our present needs and that suitable additional or replacement space will be available as required.
ITEM 3. LEGAL PROCEEDINGS
The provision of health care services entails an inherent risk of liability. Participants in the health care industry are subject to an increasing number of lawsuits alleging malpractice, product liability, or related legal theories, many of which involve large claims and significant defense costs. Like many other companies engaged in the long-term care profession in the United States, we have numerous pending liability claims, disputes and legal actions for professional liability and other related issues. It is expected that we will continue to be subject to such suits as a result of the nature of our business. Further, as with all health care providers, we are periodically subject to regulatory actions seeking fines and penalties for alleged violations of health care laws and are potentially subject to the increased scrutiny of regulators for issues related to compliance with health care fraud and abuse laws and with respect to the quality of care provided to residents of our facility.
As of December 31, 2007, we are engaged in 24 professional liability lawsuits. Seven lawsuits are currently scheduled for trial within the next year and we expect that additional cases will be set for trial during this period. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows. We also expect to pay material sums to settle and defend pending and future claims, which could also have a material adverse impact on our financial position and cash flows.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the fourth quarter (October 1, 2007 through December 31, 2007) of the fiscal year covered by this Annual Report on Form 10-K.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information. Our Common Stock was listed on the New York Stock Exchange under the symbol “AVC” through November 9, 1999. From that time through September 11, 2006, our Common Stock was traded on NASD’s OTC Bulletin Board under the symbol “AVCA.” During the third quarter of 2006, our common stock shares were approved for listing on the NASDAQ Capital Market and began trading there on September 12, 2006 under the symbol “AVCA.” The following table sets forth the high and low bid prices of the common stock, as reported by NASDAQ.com, for each quarter in 2006 and 2007:

Period	High	Low
2006 - 1st Quarter	9.40	5.25
2006 - 2nd Quarter	17.80	8.85
2006 - 3rd Quarter	20.49	13.50
2006 - 4th Quarter	21.03	15.23
2007 - 1st Quarter	17.89	10.73
2007 - 2nd Quarter	13.77	11.07
2007 - 3rd Quarter	12.71	9.25
2007 - 4th Quarter	12.00	9.99
Our Common Stock has been traded since May 10, 1994. On March 3, 2008, the closing price for our Common Stock was $12.06, as reported by NASDAQ.com.
Holders. On March 3, 2008, there were approximately 275 holders of record of the Common Stock. Most of our shareholders have their holdings in the street name of their broker/dealer.
Dividends. We have not paid cash dividends on our Common Stock and anticipate that, for the foreseeable future, any earnings will be retained for use in our business and no cash dividends will be paid. We are currently prohibited from issuing dividends under certain of our debt instruments.
Equity Compensation Plan Information
The following table provides aggregate information as of December 31, 2007, with respect to shares of common stock that may be issued under our existing equity compensation plans:

Number of Securities
	Number of Securities		Available for Future
	to be Issued Upon	Weighted-Average	Issuance Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Securities Holders	472,000	$6.02	258,000
Equity Compensation Plans Not Approved by Securities Holders	None	None	None

Total	472,000	$6.02	258,000

Repurchase of Common Stock. The following table presents information on our purchases of our common stock during the fourth quarter of the year ended December 31, 2007.

			Total Number of	Maximum Approximate
			Shares Purchased as	Dollar Value of Shares
			Part of Publicly	That May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid per Share	Programs (1)	Plans or Programs (1)
November 7 through 30	25,500	$10.97	25,500	$2,220,000
December 1 through 31	49,000	$10.96	74,500	$1,683,000

Total	74,500

(1)	All share repurchases between November 7, 2007 and December 31, 2007 were made pursuant to a share repurchase program authorized by the Company’s Board of Directors and publicly announced on November 6, 2007, which allows for the repurchase of up to $2.5 million of our common stock from time to time pursuant to a plan under 10b5-1 and in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, through November 6, 2008.
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

	Year Ended December 31,
	2007	2006	2005	2004	2003
Statement of Operations Data	(in thousands, except per share amounts)
REVENUES:
Patient revenues, net	$245,061	$214,653	$201,234	$188,712	$169,667

EXPENSES:
Operating	187,463	163,386	153,273	145,524	133,190
Lease	20,019	16,082	15,836	15,283	14,883
Professional liability	(1,663)	(5,354)	(4,532)	(2,001)	14,989
General and administrative	17,552	21,032	13,311	11,692	10,628
Depreciation and amortization	4,093	3,614	3,454	3,180	3,121
Asset impairment and other charges	—	—	—	219	—

	227,464	198,760	181,342	173,897	176,811

OPERATING INCOME (LOSS)	17,597	15,893	19,892	14,815	(7,144)

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	808	21	161	784	—
Other income	—	207	—	—	—
Interest income	1,016	679	534	286	102
Interest expense	(3,549)	(3,707)	(3,382)	(3,069)	(3,091)
Debt retirement costs	(116)	(194)	—	—	—

	(1,841)	(2,994)	(2,687)	(1,999)	(2,989)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	15,756	12,899	17,205	12,816	(10,133)
PROVISION (BENEFIT) FOR INCOME TAXES	6,270	(9,496)	(13,811)	266	—

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	9,486	22,395	31,016	12,550	(10,133)
DISCONTINUED OPERATIONS, net of taxes	(99)	(451)	(5,714)	(9,769)	(1,088)

NET INCOME (LOSS)	$9,387	$21,944	$25,302	$2,781	$(11,221)

INCOME (LOSS) PER COMMON SHARE:
Basic-
Continuing operations	$1.56	$3.81	$5.36	$2.16	$(1.90)
Discontinued operations	(0.02)	(0.07)	(1.00)	(1.72)	(0.19)

Net per common share	$1.54	$3.74	$4.36	$0.44	$(2.09)

Diluted-
Continuing operations	$1.49	$3.42	$4.76	$1.94	$(1.90)
Discontinued operations	(0.01)	(0.07)	(0.88)	(1.52)	(0.19)

Net per common share	$1.48	$3.35	$3.88	$0.42	$(2.09)

WEIGHTED AVERAGE COMMON SHARES:
Basic	5,870	5,784	5,725	5,660	5,493

Diluted	6,127	6,507	6,498	6,437	5,493

	December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data			(in thousands)
Working capital (deficit)	$15,677	$8,174	$(39,970)	$(45,489)	$(54,302)
Total assets	$110,090	$96,901	$93,762	$72,392	$94,934
Short-term borrowings and long-term debt including current portion	$34,455	$31,516	$47,547	$47,024	$52,544
Preferred Stock – Series B	—	—	$4,750	$4,432	$4,135
Preferred Stock – Series C (including unamortized premium)	$9,590	$11,289	—	—	—
Shareholders’ Equity (deficit)	$12,744	$3,837	$(16,870)	$(41,854)	$(42,759)

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
As of December 31, 2007, our continuing operations consist of 50 nursing centers with 5,773 licensed nursing beds and 66 assisted living units. As of December 31, 2007, our continuing operations included nine owned nursing centers and 41 leased nursing centers.
Acquisitions and New Lease. Effective August 11, 2007, we purchased the leasehold interests and operations of seven skilled nursing facilities from SMSA for a price of approximately $10.0 million. Effective November 1, 2007, we entered into an agreement to lease a facility from a subsidiary of Omega, and we are evaluating the possibility of entering into an agreement with Omega for the construction and lease of a replacement facility.
Divestitures. We have undertaken certain divestitures through sale of assets and lease terminations. The divested operations have generally been poor performing properties. Effective March 31, 2007, we terminated operations at a leased facility in Arkansas. The owner of the facility sold the property and we cooperated in an orderly transition to the new owner. In May 2006, we completed the sale of certain assets of eleven assisted living facilities located in North Carolina for a sales price of $11.0 million. We closed one remaining North Carolina assisted living facility in April 2006, and are continuing our efforts to sell this property. In September 2007, we sold the bed license for the remaining North Carolina assisted living facility for a sales price of $183,000 and recognized a pretax gain on sale of discontinued operations of $45,000. In February 2005, we sold two nursing centers in Texas.
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
Selected Financial and Operating Data
     The following table summarizes the Advocat statements of continuing operations for the years ended December 31, 2007, 2006 and 2005, and sets forth this data as a percentage of revenues for the same years.

	Year Ended December 31,
	(Dollars in thousands)
	2007		2006		2005
Revenues:
Patient revenues, net	$245,061	100.0%	$214,653	100.0%	$201,234	100.0%

Expenses:
Operating	187,463	76.5	163,386	76.1	153,273	76.2
Lease	20,019	8.2	16,082	7.5	15,836	7.9
Professional liability	(1,663)	(0.7)	(5,354)	(2.5)	(4,532)	(2.3)
General & administrative	17,552	7.1	21,032	9.8	13,311	6.6
Depreciation and amortization	4,093	1.7	3,614	1.7	3,454	1.7

	227,464	92.8	198,760	92.6	181,342	90.1

Operating income	17,597	7.2	15,893	7.4	19,892	9.9

Other income (expense):
Foreign currency transaction gain	808	0.3	21	0.0	161	0.1
Other Income	—	—	207	0.1	—	—
Interest income	1,016	0.4	679	0.3	534	0.2
Interest expense	(3,549)	(1.5)	(3,707)	(1.7)	(3,382)	(1.7)
Debt retirement costs	(116)	—	(194)	(0.1)	—	—

	(1,841)	(0.8)	(2,994)	(1.4)	(2,687)	(1.4)

Income from continuing operations before income taxes	15,756	6.4	12,899	6.0	17,205	8.5
Provision (benefit) for income taxes	6,270	2.5	(9,496)	(4.4)	(13,811)	(6.9)

Net income from continuing operations	$9,486	3.9%	$22,395	10.4%	$31,016	15.4%

The following table presents data about the facilities we operated as part of our continuing operations as of the dates or for the years indicated:

	December 31,
	2007		2006	2005
Licensed Nursing Home Beds:
Owned	942		942	942
Leased	4,831		3,463	3,463

Total	5,773		4,405	4.405

Assisted Living Units:
Owned	17		17	17
Leased	49		49	61

Total	66		66	78

Total Beds/Units:
Owned	959		959	959
Leased	4,880		3,512	3,524

Total	5,839		4,471	4,483

Facilities:
Owned	9		9	9
Leased	41		33	33

Total	50		42	42

Average Occupancy:
Nursing centers	77.6	%(1)	78.8%	76.9%
Assisted living units	63.1		60.0	64.6

Total	77.4%		78.5%	76.7%

(1)	On a same center basis, occupancy was 78.8% for 2007.
Critical Accounting Policies and Judgments
A “critical accounting policy” is one which is both important to the understanding of our financial condition and results of operations and requires management’s most difficult, subjective or complex judgments often of the need to make estimates about the effect of matters that are inherently uncertain. Actual results could differ from those estimates and cause our reported net income to vary significantly from period to period. Our accounting policies that fit this definition include the following:
Revenues
Patient Revenues
The fees we charge patients in our nursing centers are recorded on an accrual basis. These rates are contractually adjusted with respect to individuals receiving benefits under federal and state-funded programs and other third-party payors. Our net revenues are derived substantially from Medicare, Medicaid and other government programs (approximately 86.9%, 87.0% and 88.0% for 2007, 2006 and 2005, respectively). Medicare intermediaries make retroactive adjustments based on changes in allowed claims. In addition, certain of the states in which we operate require complicated detailed cost reports which are subject to review and adjustments. In the opinion of management, adequate provision has been made for adjustments that may result from such reviews. Retroactive adjustments, if any, are recorded when objectively determinable, generally within three years of the close of a reimbursement year depending upon the timing of appeals and third-party settlement reviews or audits.
Allowance for Doubtful Accounts
We evaluate the collectibility of our accounts receivable by reviewing current agings of accounts receivable, historical collections data and other factors. As a percentage of revenue, our provision for doubtful accounts was approximately 0.4%, 0.8% and 0.8% for 2007, 2006 and 2005, respectively. Historical bad debts have generally resulted from uncollectible private pay balances, some uncollectible coinsurance and deductibles and other factors. Receivables that are deemed to be uncollectible are written off.

Professional Liability and Other Self-Insurance Reserves
Accrual for Professional and General Liability Claims-
Because our actual liability for existing and anticipated professional liability and general liability claims will exceed our limited insurance coverage, we have recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $20.7 million as of December 31, 2007. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of related legal costs incurred and expected to be incurred. All losses are projected on an undiscounted basis.
We retain the Actuarial Division of Willis of Tennessee, Inc. (“Willis”), a third-party actuarial firm, to estimate the appropriate accrual for incurred general and professional liability claims. The actuary, Willis, primarily uses historical data regarding the frequency and cost of our past claims over a multi-year period and information regarding our number of occupied beds to develop its estimates of our ultimate professional liability cost for current periods. The actuary estimates our professional liability accrual for past periods by using currently-known information to adjust the initial reserve that was created for that period.
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

	December 31,
Policy Year End March 9,	2007	2006
2008	$5,134,000	$—
2007	7,625,000	6,992,000
2006	4,757,000	7,629,000
2005	2,339,000	6,042,000
2004	500,000	3,228,000
2003 and earlier	320,000	1,826,000

	$20,675,000	$25,717,000

Although we retain a third-party actuarial firm to assist us, professional and general liability claims are inherently uncertain, and the liability associated with anticipated claims is very difficult to estimate. As a result, our actual liabilities may vary significantly from the accrual, and the amount of the accrual has and may continue to fluctuate by a material amount in any given quarter.
Professional liability costs are material to our financial position, and differences between estimates and the ultimate amount of loss may cause a material fluctuation in our reported results of operations. Our professional liability expense was negative $1.7 million, negative $5.4 million and negative $4.5 million, for the years ended December 31, 2007, 2006 and 2005 respectively, with negative amounts representing net benefits resulting from downward revisions in previous estimates. These amounts are material in relation to our reported net income from continuing operations for the related periods of $9.5 million, $22.4 million and $31.0 million, respectively. We believe that the primary reason that we experienced these net benefits during 2005 through 2007 is that we were able during the period to settle outstanding claims on more favorable terms than we have historically. These settlements impact our professional liability in two ways. They reduce the amount of anticipated liability that was recorded in prior periods, and they may result in a lower estimate of the anticipated liability expense for unreported claims in the current period. However, the fact that these settlements have reduced our professional liability expense does not guarantee that future claims will be resolved on favorable terms and we may incur professional liability expenses in the future significantly in excess of those currently recorded, which could have a material adverse impact on our financial position and cash flows. The total liability recorded at December 31, 2007, was $20.7 million, compared to current assets of $44.2 million and total assets of $110.1 million. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.

Accrual for Other Self-Insured Claims-
From June 30, 2003 until June 30, 2007, we were party to workers’ compensation insurance programs that provide coverage for claims incurred, with premium adjustments on incurred losses. We account for premium expense under these policies based on our estimate of the level of claims expected to be incurred. Any adjustments of future premiums for workers’ compensation policies and differences between actual settlements and reserves for self-insured obligations are included in expense in the period finalized. As a result of having better than expected claims filed under these programs, at December 31, 2007, we have recorded estimated premium refunds due totaling approximately $1.2 million. Effective July 1, 2007, we entered into a guaranteed cost policy for workers’ compensation insurance, under which expense will be equal to the premiums paid. As a result, there will be no premium refunds associated with this new policy.
We are self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually under a self insurance plan. We provide reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate, based on known claims and estimates of unknown claims based on historical information. The liability for reported claims and estimates for incurred but unreported claims is $1.1 million and $0.9 million at December 31, 2007 and 2006, respectively. The differences between actual settlements and reserves are included in expense in the period finalized. Our reserves for health insurance benefits can fluctuate materially from one year to the next depending on the number of significant health issues of our covered employees and their dependants.
Asset Impairment
We evaluate our property and equipment on a quarterly basis to determine if facts and circumstances suggest that the assets may be impaired or that the estimated depreciable life of the asset may need to be changed such as significant physical changes in the property, significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows of the property. The need to recognize an impairment is based on estimated future cash flows from a property compared to the carrying value of that property. If recognition of an impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property. We did not record any asset impairments in 2006 and 2007. We recorded asset impairments totaling approximately $4.4 million on eleven assisted living facilities during 2005 which were included in discontinued operations. These facilities were sold in 2006. If our estimates or assumptions with respect to a property change in the future, we may be required to record additional impairment charges for our assets.
Business Combinations
We account for our acquisitions in accordance with SFAS No. 141, “Business Combinations” and related interpretations. The SMSA Acquisition in 2007 has been accounted for as a purchase business combination. Purchase accounting requires that we make certain valuations based on our experience, including determining the fair value and useful lives of assets acquired and the expected settlement amount of liabilities assumed based upon their respective fair values. These valuations are subject to change during the twelve month period subsequent to the acquisition date. Such valuations require us to make significant estimates, judgments and assumptions, including projections of future events and operating performance.
Stock-Based Compensation
We recognize compensation cost for all share-based payments granted after January 1, 2006 on a straight-line basis over the vesting period. We calculated the recognized and unrecognized stock-based compensation using the Black-Scholes-Merton option valuation method, which requires us to use certain key assumptions to develop the fair value estimates. These key assumptions include expected volatility, risk-free interest rate, expected dividends and expected term. During 2007 and 2006, we recorded charges of approximately $0.6 million and $5.2 million, respectively, in stock-based compensation. The 2006 charge related to vested stock option grants awarded in December 2005 that were approved by shareholders at our annual meeting on June 1, 2006. For several years prior to 2006, we did not have available stock to be granted under a shareholder approved plan. Similar to the 2007 charge, we anticipate that expenses related to future grants will be significantly smaller than in 2006 due to longer vesting schedules and smaller number of shares granted. Stock-based compensation expense is a non-cash expense and such amounts are included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees.

Income Taxes
We determine deferred tax assets and liabilities based upon differences between financial reporting and tax bases of assets and liabilities and measure them using the enacted tax laws that will be in effect when the differences are expected to reverse. In 2006 and 2005, we recorded a deferred tax benefit to release approximately $14.6 million and $18.1 million, respectively, of the previously recorded valuation allowance on deferred tax assets. During 2005 we assessed the valuation allowance on deferred tax assets and concluded it was more likely than not that some of the Company’s net deferred tax assets will be realized due to our achieved earnings trend and outlook. During 2006 we again assessed the valuation allowance on deferred tax assets and concluded that it is more likely than not that a larger portion of our net deferred tax assets will be realized due to our achieved earnings trend and improved liquidity and financial position. We considered many factors including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available, and the comprehensive refinancing of debt in August 2006. Prior to the refinancing, we had net working capital deficits, short-term debt maturities and were in default under debt agreements. As a result of the continued improvement in financial results and the completion of the comprehensive refinancing, we believe that we have addressed the uncertainties surrounding our ability to realize the benefits of our deferred tax assets in future periods. We do not anticipate recording similar benefits in future years. We continue to maintain a valuation allowance of approximately $0.9 million to reduce the deferred tax assets by the amount we believe is more likely than not to not be utilized through the turnaround of existing temporary differences, future earnings, or a combination thereof. In future periods, we will continue to assess the need for and adequacy of the remaining valuation allowance. Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (“FIN 48” or “the interpretation”). This interpretation provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. The initial adoption of the interpretation had no impact on the Company’s financial statements.
Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of December 31, 2007, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

		Less than	2 to 3	4 to 5	After
Contractual Obligations	Total	1 year	Years	Years	5 Years
Long-term debt obligations (1)	$43,714	$4,749	$11,129	$27,836	$—
Series C Preferred Stock (2)	$5,864	$344	$5,520	$—	$—
Elimination of Preferred Stock Conversion feature (3)	$7,383	$687	$1,374	$1,374	$3,948
Operating leases	$605,789	$21,177	$42,709	$42,772	$499,131
Required capital expenditures under mortgage loans (4)	$877	$245	$490	$142	$—
Required capital expenditures under operating leases (5)	$32,572	$1,118	$2,190	$2,124	$27,140

Total	$696,199	$28,320	$63,412	$74,248	$530,219

(1)	Long-term debt obligations include scheduled future payments of principal and interest of long-term debt.

(2)	Series C Preferred Stock includes quarterly dividend payments and redemption value at preferred shareholder’s earliest redemption date.

(3)	Payments for the elimination of preferred stock conversion feature.

(4)	Includes annual expenditure requirements for capital maintenance under mortgage loan covenants.

(5)	Includes annual capital expenditure requirements under operating leases.
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.5 times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change of control of the Company (as defined). The maximum contingent liability under these agreements is approximately $1.9 million as of December 31, 2007. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by us or the employee. In addition, upon the occurrence of any triggering event, those certain members of management may elect to require that we purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of our common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of our stock on December 31, 2007, the maximum contingent liability for the repurchase of the equity grants is approximately $1.6 million. No amounts have been accrued for this contingent liability.

Payor Sources
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
Medicare represented approximately 31.2%, 30.6%, and 30.0% of our net revenues during 2007, 2006, and 2005, respectively. Approximately 55.7%, 56.4%, and 58.0% of our net revenues were derived from Medicaid during 2007, 2006, and 2005, respectively. Private pay represented approximately 13.1%, 13.0% and 12.0% of our net revenues during 2007, 2006, and 2005, respectively.
Consistent with the nursing home industry in general, changes in the mix of a facility’s patient population among Medicaid, Medicare and private pay can significantly affect the profitability of the facility’s operations.
Results of Operations
As discussed in the overview at the start of Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have completed certain divestitures as well as a recent acquisition. We have reclassified our consolidated financial statements to present the divestitures as discontinued operations for all periods presented. We have also defined our same center operations in light of these divestitures and acquisition. Same center information excludes the operations of the acquired facilities and all discontinued operations.

(in thousands)	Year Ended December 31,
	2007	2006	Change	%
PATIENT REVENUES, net	$245,061	$214,653	$30,408	14.2%

EXPENSES:
Operating	187,463	163,386	24,077	14.7%
Lease	20,019	16,082	3,937	24.5%
Professional liability	(1,663)	(5,354)	3,691	68.9%
General and administrative	17,552	21,032	(3,480)	(16.5)%
Depreciation and amortization	4,093	3,614	479	13.3%

Total expenses	227,464	198,760	28,704	14.4%

OPERATING INCOME	17,597	15,893	1,704	10.7%

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	808	21	787	3,747.6%
Other income	—	207	(207)	(100.0)%
Interest income	1,016	679	337	49.6%
Interest expense	(3,549)	(3,707)	158	4.3%
Debt retirement costs	(116)	(194)	78	40.2%

	(1,841)	(2,994)	1,153	38.5%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	15,756	12,899	2,857	22.1%
PROVISION (BENEFIT) FOR INCOME TAXES	6,270	(9,496)	15,766	166.0%

NET INCOME FROM CONTINUING OPERATIONS	$9,486	$22,395	$(12,909)	(57.6)%

(in thousands)	Year Ended December 31,
	2006	2005	Change	%
PATIENT REVENUES, net	$214,653	$201,234	$13,419	6.7%

EXPENSES:
Operating	163,386	153,273	10,113	6.6%
Lease	16,082	15,836	246	1.6%
Professional liability	(5,354)	(4,532)	(822)	(18.1)%
General and administrative	21,032	13,311	7,721	58.0%
Depreciation and amortization	3,614	3,454	160	4.6%

Total expenses	198,760	181,342	17,418	9.6%

OPERATING INCOME	15,893	19,892	(3,999)	(20.1)%

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	21	161	(140)	(87.0)%
Other income	207	—	207	N/A
Interest income	679	534	145	27.2%
Interest expense	(3,707)	(3,382)	(325)	(9.6)%
Debt retirement costs	(194)	—	(194)	N/A

	(2,994)	(2,687)	(307)	11.4%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	12,899	17,205	(4,306)	(25.0)%
BENEFIT FOR INCOME TAXES	(9,496)	(13,811)	4,315	31.2%

NET INCOME FROM CONTINUING OPERATIONS	$22,395	$31,016	$(8,621)	(27.8)%

As a supplement to the tables above, the following table presents the unaudited statements of income from continuing operations before income taxes and related data for the twelve month period ended December 31, 2007 and 2006 on a same center basis, excluding the effects of the acquired facilities and discontinued operations.

SAME CENTER
(in thousands)	Year Ended December 31,
	2007	2006	Change	%
PATIENT REVENUES, net	$225,449	$214,653	$10,796	5.0%

EXPENSES:
Operating	170,429	163,386	7,043	4.3%
Lease	18,506	16,082	2,424	15.1%
Professional liability	(1,854)	(5,354)	3,500	65.4%
General and administrative	16,866	21,032	(4,166)	(19.8)%
Depreciation and amortization	3,783	3,614	169	4.7%

Total expenses	207,730	198,760	8,970	4.5%

OPERATING INCOME	17,719	15,893	1,826	11.5%

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	808	21	787	3,747.6%
Other income	—	207	(207)	(100.0)%
Interest income	1,016	679	337	49.6%
Interest expense	(3,174)	(3,707)	533	14.4%
Debt retirement costs	(116)	(194)	78	40.2%

	(1,466)	(2,994)	1,528	51.0%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$16,253	$12,899	$3,354	26.0%

Year Ended December 31, 2007 Compared With Year Ended December 31, 2006
As noted in the overview, during 2007 we completed the SMSA Acquisition and entered into a lease for an additional facility in Texas (together, the “New Texas Facilities”). All results for the New Texas Facilities are included from the effective date of acquisition or inception of lease.
In addition, we have entered into certain divestiture transactions in recent periods, and our consolidated financial statements have been reclassified to present such transactions as discontinued operations. Accordingly, the related revenue, expenses, assets, liabilities and cash flows have been reported separately, and the discussion below addresses principally the results of our continuing operations.
Patient Revenues. Patient revenues increased to $245.1 million in 2007 from $214.7 million in 2006, an increase of $30.4 million, or 14.2%. Revenues related to the New Texas Facilities were $19.6 million in 2007. Same center patient revenues increased to $225.5 million in 2007 from $214.7 million in 2006, an increase of $10.8 million, or 5.0%. This increase is primarily due to increased Medicaid rates in certain states and Medicare rate increases.
The following table summarizes key revenue and census statistics for continuing operations for the year and segregates effects of the New Texas Facilities:

	Year Ended
	December 31,
	2007	2006
Skilled nursing occupancy:
Same center	78.8%	78.8%
New Texas Facilities	67.4%	n/a
Total continuing operations	77.6%	78.8%
Medicare census as percent of total:
Same center	13.6%	13.8%
New Texas Facilities	12.9%	n/a
Total continuing operations	13.6%	13.8%
Medicare revenues as percent of total:
Same center	30.8%	30.6%
New Texas Facilities	35.3%	n/a
Total continuing operations	31.2%	30.6%
Medicaid revenues as percent of total:
Same center	56.7%	56.4%
New Texas Facilities	44.3%	n/a
Total continuing operations	55.7%	56.4%
Medicare average rate per day:
Same center	$351.80	$324.48
New Texas Facilities	$390.54	n/a
Total continuing operations	$355.11	$324.48
Medicaid average rate per day:
Same center	$140.12	$133.78
New Texas Facilities	$110.69	n/a
Total continuing operations	$137.79	$133.78
On a same center basis, the Company’s average rate per day for Medicare Part A patients increased 8.4% in 2007 compared to 2006 as a result of annual inflation adjustments and the acuity levels of Medicare patients in our nursing centers, which were higher in 2007 than in 2006. Our average rate per day for Medicaid patients increased 4.7% in 2007 compared to 2006 as a result of increasing patient acuity levels, certain state increases to offset minimum wage adjustments, effects of stock based compensation charges and other rate increases in certain states.
Operating expense. Operating expense increased to $187.5 million in 2007 from $163.4 million in 2006, an increase of $24.1 million, or 14.7%. Operating expense related to the New Texas Facilities was $17.1 million in 2007. Same center operating expense increased to $170.4 million in 2007 from $163.4 million in 2006, an increase of $7.0 million, or 4.3%. This increase is primarily attributable to cost increases related to wages and benefits, partially offset by reductions in bad debt expenses and costs of workers’ compensation insurance. On a same center basis, operating expense decreased to 75.6% of revenue in 2007, compared to 76.1% of revenue in 2006.
The largest component of operating expenses is wages, which increased to $111.7 million in 2007 from $97.5 million in 2006, an increase of $14.2 million, or 14.6%. Wages related to the New Texas Facilities were approximately $9.7 million. Same center wages increased approximately $4.5 million, or 4.6%, primarily due to increases in wages as a result of competitive labor markets in most of the areas in which we operate, regular merit and inflationary raises for personnel (increase of approximately 3.8% for the period), and labor costs associated with increases in patient acuity levels. Although overall Medicare census declined slightly, the acuity levels of the Company’s patients, as indicated by RUG level scores, were higher than in 2006, resulting in greater costs to care for these patients.
Employee health insurance costs were approximately $0.6 million higher in 2007 compared to 2006 on a same center basis, an increase of approximately 14.3%. The Company is self insured for the first $150,000 in claims per employee each year. Employee health insurance costs can vary significantly from year to year.

These increased costs were partially offset by reductions in bad debt expense and workers’ compensation insurance. Bad debt expense was $0.6 million lower in 2007 compared to 2006 on a same center basis. Costs of workers’ compensation insurance were approximately $0.7 million lower in 2007 compared to 2006 on a same center basis due to better than expected claims experience.
The remaining increases in operating expense are primarily due to the effects of increases in patient acuity levels.
Lease expense. Lease expense increased to $20.0 million in 2007 from $16.1 million in 2006. Lease expense related to the New Texas Facilities was $1.5 million for 2007. Same center lease expense increased to $18.5 million in 2007 from $16.1 million in 2006. Effective October 1, 2006, we renewed a master lease covering 28 nursing centers. This resulted in an increase in lease expense of $2.0 million during 2007 for the effects of recording scheduled rent increases on a straight-line basis over the term of the renewal period. This increase has no effect on cash rent payments at the start of the lease term, and will only result in additional cash outlay as the 3 percent annual increases take effect each year. In addition, there was an increase in lease expense of $0.5 million resulting from rent increases for lessor funded property renovations.
Professional liability. Professional liability in 2007 was a benefit of $1.7 million, compared to a benefit of $5.4 million in 2006, a decrease in benefit of $3.7 million. Professional liability expense related to the New Texas Facilities was $0.2 million. Our cash expenditures for professional liability costs were $2.8 million and $3.4 million for 2007 and 2006, respectively. These cash expenditures can fluctuate from year to year, and we expect that cash expenditures will be higher in 2008. During 2007, our total recorded liabilities for self-insured professional liability declined to $20.7 million at December 31, 2007, down from $25.7 million at December 31, 2006.
General and administrative expense. General and administrative expense decreased to $17.6 million in 2007 from $21.0 million in 2006, a decrease of $3.4 million or 16.5%. General and administrative expense related to the New Texas Facilities was $0.7 million in 2007 and included $0.3 million incurred for post acquisition integration costs. Same center general and administrative expense decreased to $16.9 million in 2007 from $21.0 million in 2006, a decrease of $4.1 million, or 19.8%.
The majority of the decrease in general and administrative expense is related to non-cash stock-based compensation, which was $4.4 million lower in 2007. Prior to 2007, such charges were reported as a separate income statement caption, but were reclassified for current and prior periods in the 2007 financial statements. Costs of compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 were $0.7 million lower in 2007 compared to 2006.
Partially offsetting these reduced costs were increased compensation costs of approximately $0.9 million, resulting from normal merit and inflationary increases ($0.3 million, approximately 4.3%), new positions added to improve marketing, operational and financial controls ($0.3 million), and higher incentive compensation costs ($0.3 million) as a result of operating performance.
Depreciation and amortization. Depreciation and amortization expense was approximately $4.1 million in 2007 and $3.6 million in 2006. The increase in 2007 is primarily due to depreciation and amortization expenses related to the New Texas Facilities.
Foreign currency transaction gain. A foreign currency transaction gain of $808,000 was recorded in 2007, compared to $21,000 in 2006. These gains result primarily from foreign currency translation of a note receivable from the sale of our Canadian operations in 2004.
Interest expense. Interest expense decreased to $3.5 million in 2007 from $3.7 million in 2006, a decrease of $0.2 million or 4.3%. Interest expense decreased as a result of payments of debt from proceeds of the sale of discontinued operations, principal payments made in connection with a refinancing transaction in August 2006, and other principal payments. These decreases were partially offset by debt increases associated with our SMSA Acquisition, which resulted in interest expense increases of approximately $0.3 million in 2007, and fees for letters of credit issued in 2007.
Debt retirement costs. Debt retirement costs of $0.1 and $0.2 million in 2007 and 2006, respectively, are related to unamortized deferred finance costs of refinanced loans that were written off following the refinancing transactions we completed in August 2007 and August 2006.
Income from continuing operations before income taxes; income from continuing operations per common share. As a result of the above, continuing operations reported income before income taxes of $15.8 million in 2007 compared to $12.9 million in 2006. The provision for income taxes was $6.3 million in 2007, compared to a benefit for income taxes of $9.5 million in 2006. Our effective tax rate differs materially from the statutory rate in 2006 mainly due to changes in our valuation allowance for net deferred tax assets. During 2006, we recorded a deferred tax benefit to reduce deferred tax asset valuation allowances, based on improvements in our financial position and our updated forecast of income available to support the turnaround of existing net operating loss carryforward credits. In future periods, we will continue to assess the need for and adequacy of the remaining valuation allowance. The basic and diluted income per common share from continuing operations were $1.56 and $1.49, respectively, in 2007, as compared to a basic and diluted income per common share from continuing operations of $3.81 and $3.42, respectively, in 2006.
Income from discontinued operations. As discussed in the overview at the start of Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have completed certain divestitures and have reclassified our consolidated financial statements to present these divestitures as discontinued operations for all periods presented. Operating loss of discontinued operations, net of taxes, was approximately $91,000 in 2007, compared to a loss of $337,000 in 2006. The disposition of discontinued operations and completions of lease terminations resulted in a loss of $8,000, net of taxes, in 2007, compared to a loss of $114,000 in 2006.
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
Patient revenues. Patient revenues increased to $214.7 million in 2006 from $201.2 million in 2005, an increase of $13.5 million, or 6.7%. The increase in revenues is due to increased Medicaid rates in certain states, increased Medicare utilization, Medicare rate increases and an increase in census in 2006 as compared to 2005. The average rate of occupancy at our nursing centers increased to 78.8% in 2006 from 76.9% in 2005. As a percentage of total census, Medicare days were 13.8% in 2006 and 13.0% in 2005. Medicare revenues were 30.6% of revenue in 2006 and 30.0% in 2005, while Medicaid and similar programs were 56.4% in 2006 compared to 58.0% in 2005.
Our average rate per day for Medicare Part A patients increased to $324.48 in 2006 from $312.11 in 2005, an increase of 4.0%. We previously expected that our rate would decrease from the 2005 level due to the Medicare RUG refinements that were implemented effective January 1, 2006. The acuity levels of Medicare patients in our nursing centers were higher than expected with a resulting increase in the average Medicare rate per patient day. Our average rate per day for Medicaid patients increased to $133.78 in 2006 from $128.79 in 2005, an increase of 3.9%.
Operating expense. Operating expense increased to $163.4 million in 2006 from $153.3 million in 2005, an increase of $10.1 million, or 6.6%. As a percentage of revenues, operating expenses were 76.1% in 2006, compared to 76.2% in 2005. The increase in operating expense is primarily attributable to cost increases related to wages and benefits, partially offset by a reduction in expense related to workers’ compensation insurance expense. The decrease in operating costs as a percentage of patient and resident revenues is primarily due to the effects of increases in Medicare and Medicaid rates and increased Medicare utilization, as discussed above.
The largest component of operating expenses is wages, which increased to $97.5 million in 2006 from $90.6 million in 2005, an increase of $6.9 million, or 7.7%. This increase is primarily attributable to an increase in wages as a result of increased costs of nursing care associated with the higher Medicare census, competitive labor markets in most of the areas in which we operate, and regular merit and inflationary raises for personnel.
Employee health insurance costs were approximately $0.7 million higher in 2006 compared to 2005, an increase of approximately 18.3%. The Company is self insured for the first $150,000 in claims per employee each year. Employee health insurance costs can vary significantly from year to year.
Costs of workers’ compensation insurance were approximately $1.3 million lower in 2006 compared to 2005. Beginning with the policy year that started in July 2005, our workers’ compensation insurance policies provided us with greater premium decreases resulting from reductions in claims experience. We have had better than expected claims experience, allowing us to reduce the cost of workers’ compensation insurance.
The remaining increases in operating expense are primarily due to the effects of increases in total census and Medicare utilization.
Lease expense. Lease expense increased to $16.1 million in 2006 from $15.8 million in 2005, an increase of $0.3 million, or 1.6%. Effective October 1, 2006, we renewed a master lease covering 28 nursing centers. This resulted in an increase in lease expense of $0.7 million during 2006 for the effects of recording scheduled rent increases on a straight-line basis over the term of the renewal period and will result in increased lease expense of $2.7 million annually in future periods. This increase has no effect on cash rent payments at the start of the lease term, and will only result in additional cash outlay as the 3 percent annual increases take effect each year. In addition, there was an increase in lease expense of $0.2 million resulting from rent increases for lessor funded property renovations. Offsetting these increases in rent were reduced rent following the purchase of a leased facility in 2005 and the extension of a lease at the beginning of 2006 covering four nursing centers that provided for the elimination of certain contingent rent expense.
Professional liability. Professional liability expense was a net benefit of $5.4 million in 2006, compared to a net benefit of $4.5 million in 2005, an increase in net benefit of $0.9 million, or 18.1%. Our cash expenditures for self-insured professional liability costs were $3.4 million and $4.1 million for the twelve month periods ended December 31, 2006 and 2005, respectively. During 2006, we reduced our total recorded liabilities for self-insured professional liability risks to $25.7 million, down from $34.5 million at December 31, 2005.
General and administrative expense. General and administrative expense increased to $21.0 million in 2006 from $13.3 million in 2005, an increase of $7.7 million or 58.0%. The increase is primarily attributable to non-cash charges for stock based compensation, increased cash compensation costs and consulting costs related to compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.
During 2006, we recorded a non-cash charge of approximately $5.1 million related to stock option grants that were approved by shareholders at our annual meeting on June 1, 2006. The majority of this charge is included in our general and administrative expense. There were no charges for stock based compensation in 2005.
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
We were required to comply with the internal control reporting requirements of the Sarbanes-Oxley Act of 2002 beginning with our 2006 annual report on Form 10-K, and compliance costs have resulted in an increase in general and administrative expense of approximately $0.7 million in 2006 compared to 2005. As a percentage of total net revenues, general and administrative expense was approximately 9.8% in 2006 and 6.6% in 2005.
Depreciation. Depreciation expense was approximately $3.6 million in 2006 compared to $3.5 million in 2005, an increase of $0.1 million or 4.6%. The increase was primarily due to the purchase of a leased facility in 2005.
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
Income from continuing operations before income taxes; income from continuing operations per common share. As a result of the above, continuing operations reported income before income taxes of $12.9 million in 2006 compared to income before income taxes of $17.2 million in 2005. The benefit for income taxes was $9.5 million in 2006, compared to $13.8 million in 2005. Our effective tax rate differs materially from the statutory rate mainly due to changes in our valuation allowance for net deferred tax assets. In 2006 and 2005, we recorded a deferred tax benefit of approximately $9.7 million and $13.9 million, respectively, to reduce deferred tax asset valuation allowances, based on improvements in our financial position and our updated forecast of income available to support the turnaround of existing net operating loss carryforward credits. In future periods, we will continue to assess the need for and adequacy of the remaining valuation allowance. The basic and diluted income per common share from continuing operations were $3.81 and $3.42, respectively, in 2006, as compared to a basic and diluted income per common share from continuing operations of $5.36 and $4.76, respectively, in 2005.
Income from discontinued operations. Operating income of discontinued operations, net of taxes, was approximately $0.3 million in 2006, compared to a loss from discontinued operations of $6.1 million in 2005. Losses from the disposition of discontinued operations of $0.1 million, net of related taxes, were recorded in 2006, compared to a gain of $0.4 million recorded in 2005.

Liquidity and Capital Resources
Capital Resources
As of December 31, 2007, we had $34.5 million of outstanding borrowings, including $1.9 million in current scheduled payments of long-term debt. Current scheduled payments of long-term debt include payments required by our loan agreements from net proceeds received upon certain asset dispositions and operating cash flow. During the year ended December 31, 2007, additional principal payments of $3.0 million were made from such proceeds. In addition, our debt agreements allow for voluntary prepayments of principal outstanding, and during 2007, we made voluntary prepayments of $3.0 million. These prepayments reduce the required amounts that must be paid in future periods from excess cash flows and asset dispositions. Based on our 2007 results since the date of the financing transaction we would be required to make a mandatory prepayment based on excess cash flows of $2.0 million in March 2008 had we not made the voluntary prepayment.
In August 2007, we entered into an agreement with a bank for a $16.5 million term loan to finance the SMSA acquisition and repay certain existing indebtedness. The term loan has an interest rate of LIBOR plus 2.5%, a maturity of five years, and principal payments based on a ten year amortization, with additional payments based on cash flow from operations and amounts realized related to certain collateral. The term loan is secured by receivables and all other unencumbered assets of the company, including land held for sale, insurance refunds receivable and notes receivable. In addition to financing the acquisition, we used proceeds from this term loan to retire a $4.0 million term loan that had an interest rate of LIBOR plus 6.25% and a $2.5 million subordinated note due in September 2007 that had an interest rate of 7%.
The bank loan agreement also includes a $15 million revolving credit facility that provides revolving credit loans as well as the issuance of letters of credit. The revolver is secured by accounts receivable and replaced our previous $2.3 million line of credit. The revolver provided for a maximum draw of up to $21 million during the first six months to finance start up working capital requirements of the SMSA Acquisition, and reduced to $15 million in February 2008. There are limits on the maximum amount of loans that may be outstanding under the revolver based on borrowing base restrictions. The revolver has a term of three years and bears interest at our option of LIBOR plus 2.25% or the bank’s prime lending rate. Annual fees for letters of credit issued under this revolver are 2.25% of the amount outstanding. Historically, our accounts receivable had been pledged as security primarily for our leases with Omega. Under this refinancing, the accounts receivable serve as the collateral for the new revolver and we have issued a letter of credit of approximately $8.1 million to serve as a replacement security deposit for all of our leases with Omega. Considering the balance of eligible accounts receivable at December 31, 2007, the letter of credit and the current maximum loan of $15 million, the balance available for future revolving credit loans would be $6.9 million. Such amounts are available to fund the working capital needs of this transaction and future expansion opportunities. As of December 31, 2007, we had no borrowings outstanding under our revolving credit facility.
On August 7, 2006, we entered into an agreement with our commercial mortgage lender for a comprehensive refinancing of our long term debt. Under the terms of the new agreement, the lender provided mortgage debt of approximately $22.5 million with a five year maturity and a term note of approximately $8.1 million with a four year maturity to refinance our existing mortgage and bank term debt. As discussed above, the term note was retired in 2007. The proceeds of these new loans were used to retire the existing debt and to fund a $1.1 million renovation of a nursing center that is part of the collateral for the mortgage loans. In connection with this loan, we made a payment of approximately $2.6 million to reduce outstanding debt. During 2006, we expensed existing deferred financing costs of $0.2 million related to the debt that was retired and recorded new deferred loan costs of $0.8 million as part of the refinancing transaction.
Our debt agreements contain various financial covenants the most restrictive of which relate to cash flow, debt service coverage ratios, liquidity and limits on the payment of dividends to shareholders. We are in compliance with such covenants at December 31, 2007.
Transaction with Omega.
On October 20, 2006, we entered into a Restructuring Stock Issuance and Subscription Agreement (“Restructuring Agreement”) to restructure our Series B Redeemable Convertible Preferred Stock held by Omega Healthcare Investors (together with its subsidiaries, “Omega”), a publicly owned REIT, eliminating the option of Omega to convert the Preferred Stock into shares of Advocat common stock. Advocat and Omega also entered into a Third Amendment to Consolidated Amended and Restated Master Lease (“Lease Amendment”) to extend the term of our lease covering 28 nursing centers we currently lease from Sterling Acquisition Corp., a wholly-owned subsidiary of Omega. In addition, Omega agreed to provide up to $5 million to fund capital improvements made to certain nursing centers. Details of these transactions are described below.
Under the terms of the Restructuring Agreement, the Series B Redeemable Convertible Preferred Stock (“Series B Preferred Stock”) held by Omega was exchanged for a new Series C Preferred Stock that is not convertible. At the time of the Restructuring Agreement, the Series B Preferred Stock had a recorded value of approximately $4.9 million, including accrued dividends, at an annual rate of 7% of the stated value compounded quarterly and was convertible into approximately 792,000 shares of common stock.
The Restructuring Agreement required us to issue to Omega 5,000 shares of Series C Preferred Stock in exchange for the 393,658 shares of Series B Preferred Stock held by Omega. The new Series C Preferred Stock has a stated value of approximately $4.9 million and carries an annual dividend rate of 7% of its stated value. Dividends on the Series C Preferred Stock are paid quarterly in cash. The Series C Preferred Stock is not convertible, but is redeemable at its stated value at Omega’s option after September 30, 2010, and is redeemable at its stated value at our option after September 30, 2007, subject to certain limitations. In connection with the termination of the conversion feature, we agreed to pay Omega an additional $687,000 annually under the Lease Amendment.
In connection with the Restructuring Agreement, we also replaced a Subordinated Promissory Note which was convertible at our option with a new Subordinated Note, which was not convertible. Except for eliminating the conversion feature, the terms of the new Subordinated Note were the same as the original subordinated Promissory Note. As described in “Capital Resources,” the new Subordinated Note was retired in connection with a financing transaction in August 2007.
Under the terms of the Lease Amendment, Advocat and Omega also agreed to amend and renew the master lease covering 28 nursing centers. The initial term of the lease was set to expire in September 2010, with a ten year renewal option. The amended master lease commenced on October 1, 2006, and extends to September 30, 2018. The Lease Amendment also provides for a renewal option of an additional twelve years. Other than the change in rent associated with the restructuring of the preferred stock described above, there was no change in the base rental amounts as a result of the Lease Amendment. Consistent with prior terms, the lease provides for annual increases in lease payments equal to the lesser of two times the increase in the consumer price index or 3 percent. Under generally accepted accounting principles, we are required to report these scheduled rent increases on a straight line basis over the 12 year term of the renewal period. As a result of accruing the scheduled rent increases, our annual rent expense increased by approximately $2.7 million effective October 1, 2006. This increase has no effect on cash rent payments at the start of the lease term, and will only result in additional cash outlay as the 3 percent annual increases take effect each year.
This Lease Amendment, together with an earlier amendment in 2005, provides financing of up to $10 million to fund capital improvements made to certain nursing centers leased from Omega. The annual base rent related to these nursing centers will be increased to reflect the amount of capital improvements made to the facilities. The increase in rent is based on a rate of 10.25% per year of the amount financed under this amendment. As of December 31, 2007, we had incurred expenditures of $8.0 million for these improvements.
New Facility Construction
Effective November 1, 2007, we entered into a short term single facility lease with Omega for a 102 bed skilled nursing center in Texas, and we are evaluating the possibility of entering into an agreement with Omega for the construction of a replacement facility. It is anticipated that we would supervise construction, with funding provided by Omega. Upon completion of construction, we would lease the facility from Omega under a lease agreement with an initial term of five years, with renewal options through 2035.
We have entered into an option agreement to purchase certain assets of a skilled nursing facility in West Virginia. We made an application to state regulatory authorities to allow us to operate the facility, and this application was approved in February 2008, subject to rights of appeal by contesting parties. Once final appeals, if any, are resolved, we intend to arrange financing and construct a new 90 bed replacement facility.
Share Repurchase
In November 2007, the Company’s Board of Directors authorized the repurchase of up to $2.5 million of our common stock pursuant to a plan under Rule 10b5-1 and in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. As of November 1, 2007, there were approximately 5.9 million shares of common stock outstanding.
Share repurchases under this program are authorized through the earlier of one year from November 6, 2007 or the repurchase of the full amount authorized to be repurchased under the plan, subject to conditions specified in the plan. Repurchases may be made through open market or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations and are funded from available working capital. The share repurchase program may be terminated at any time without prior notice. During 2007, we spent $0.8 million to repurchase 74,500 shares of our common stock. See “Item 5. Market for Registrants Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities.”

Professional Liability
We have numerous pending liability claims, disputes and legal actions for professional liability and other related issues. For several years, due to our past claim experience and increasing cost of claims throughout the long-term care industry, the premiums paid by us for professional liability and other liability insurance exceeded the coverage purchased so that it cost more than $1 to purchase $1 of insurance coverage. For this reason, effective March 9, 2001, we purchased professional liability insurance coverage for our facilities that, based on historical claims experience, was substantially less than the amount required to satisfy claims that were incurred. As a result, we have been effectively self-insured. We have essentially exhausted all general and professional liability insurance available for claims first made during the period from March 9, 2001 through March 9, 2007. For claims made during the period from March 10, 2007 through March 9, 2009, we maintain insurance coverage limits of $100,000 per medical incident and total annual aggregate policy coverage limits of $500,000.
As of December 31, 2007, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred but unreported claims of $20.7 million. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows. Settlements of currently pending claims will require additional cash expenditures.
Liquidity
Net cash provided by operating activities of continuing operations totaled $12.7 million, $15.4 million and $9.4 million in 2007, 2006 and 2005, respectively. Discontinued operations provided cash of $22,000 in 2007 and $0.3 million in 2006 and used $0.4 million of cash in 2005.
Investing activities of continuing operations used cash of $14.1 million and $8.3 million in 2007 and 2005, respectively, and provided $6.0 million of cash in 2006. These amounts primarily represent proceeds from the sale of discontinued operations, cash used for purchases of property, plant and equipment, cash used for the SMSA Acquisition in 2007 and the purchase of a nursing center in 2005. We have used between $3.4 million and $6.8 million for capital expenditures of continuing operations in each of the three calendar years ending December 31, 2007. The capital expenditures we made during 2007 were driven by three projects or initiatives that totaled $3.6 million of the $6.8 million spent in total. We spent $0.6 million and $0.8 million at owned facilities in Arkansas and Texas, respectively, as well as $2.2 million at our New Texas facilities. Such expenditures were primarily for facility improvements and equipment, which were financed principally through working capital. For the year ending December 31, 2008, we anticipate that capital expenditures for improvements and equipment for our existing facility operations will be higher as we complete facility renovations and significant projects at certain owned and leased facilities. We expect to use approximately $4.0 million of working capital for facility renovation projects in 2008. Investing activities of discontinued operations used no cash in 2007 and used $28,000 and $0.9 million in 2006 and 2005, respectively.
Financing activities of continuing operations provided cash of $0.7 million and $1.4 million in 2007 and 2005, respectively, and used $16.4 million of cash in 2006. The cash provided in 2007 primarily represents the net funds from loan proceeds to acquire the SMSA leasehold interests, offset by the payment of existing debt and the repurchase of $0.8 million of our common stock. In 2006, proceeds from the sale of discontinued operations were used to repay debt. The cash provided in 2005 primarily represents funds from loan proceeds used to acquire a nursing center. There were no cash flows from financing activities of discontinued operations in 2007, 2006 or 2005. No interest costs or debt were allocated to discontinued operations.

Facility Renovations
During 2005, we began an initiative to complete strategic renovations of certain facilities to improve occupancy, quality of care and profitability. We developed a plan to begin with those facilities with the greatest potential for benefit, and began the renovation program during the third quarter of 2005. As of December 31, 2007, we have completed renovation projects at seven facilities. We completed another renovation in early 2008 and have 2 additional renovation projects in progress, with expected completion by the third quarter of 2008.
A total of $10.2 million has been spent on these renovation programs to date, with $8.0 million spent on facilities leased from Omega and $2.2 million spent on owned facilities. The amounts spent on the facilities leased from Omega have been financed through increased rent and are not reflected as capital expenditures. We expect the two projects currently in progress will use financing provided by Omega, and we intend to finance future renovation projects with working capital.
For the seven facilities with renovations completed before the beginning of the fourth quarter 2007 compared to the last twelve months prior to the commencement of renovation average occupancy increased from 64.6% to 72.0% in the fourth quarter of 2007, and Medicare census increased from 12.8% to 13.7% in the fourth quarter of 2007. No assurance can be given that these facilities will continue to show such occupancy or revenue mix improvement or that the other renovated facilities will experience similar improvements.
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
Accounts receivable attributable to patient services of continuing operations totaled $27.9 million at December 31, 2007, compared to $18.5 million at December 31, 2006, representing approximately 37 and 31 days in accounts receivable at each period end, respectively. The SMSA Acquisition resulted in an increase in accounts receivable of approximately $8.8 million at December 31, 2007. As part of the procedural Medicare and Medicaid change of ownership process, payments from Medicaid and Medicare for these facilities were temporarily delayed, and $4.7 million of the $8.8 million increase in receivables was due to these delays. These payments from Medicare and Medicaid are expected to be collected during the first half of 2008. Excluding these payor delays, our accounts receivable is 31 days as of December 2007.
The allowance for bad debt was $2.2 million at December 31, 2007, compared to $2.1 million at December 31, 2006. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.
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
Off-Balance Sheet Arrangements
We had letters of credit outstanding of approximately $8.1 million as of December 31, 2007, which serves as a security deposit for our facility leases with Omega. The letters of credit were in connection with our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility.

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This new standard provides guidance for using fair value to measure assets and liabilities and establishes a fair value hierarchy that prioritizes the information used to develop the measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The provisions of SFAS No. 157 are effective for us beginning January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on our financial position, results of operations or cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of FASB Statement No. 115” (SFAS No. 159”). The new standard permits entities to choose to measure many financial instruments and certain other items at fair value. Most provisions of SFAS No. 159 will only impact those entities that elect the fair value option or have investments accounted for under FASB Statement No. 115. The provisions of SFAS No. 159 are effective for us beginning January 1, 2008. We do not expect the adoption of this new standard to have a material impact on our financial position.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree as well as the goodwill acquired or gain recognized in a bargain purchase. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.
Forward-Looking Statements
The foregoing discussion and analysis provides information deemed by management to be relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read in conjunction with our consolidated financial statements included herein. Certain statements made by or on behalf of us, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those contemplated by the forward-looking statements made herein. In addition to any assumptions and other factors referred to specifically in connection with such statements, other factors, many of which are beyond our ability to control or predict, could cause our actual results to differ materially from the results expressed or implied in any forward-looking statements including, but not limited to, our ability to integrate the seven skilled nursing facilities acquired from Senior Management Services of America North Texas, Inc. into our business and achieve the anticipated cost savings, changes in governmental reimbursement, government regulation and health care reforms, the increased cost of borrowing under our credit agreements, ability to control ultimate professional liability costs, the accuracy of our estimate of our anticipated professional liability expense, the impact of future licensing surveys, the outcome of regulatory proceedings alleging violations of laws and regulations governing quality of care or violations of other laws and regulations applicable to our business, our ability to control costs, changes to our valuation of deferred tax assets, changes in occupancy rates in our facilities, changing economic conditions as well as others. Investors also should refer to the risks identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as risks identified in “Part 1. Item 1A. Risk Factors” for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the Company’s business plans and prospects. Such cautionary statements identify important factors that could cause our actual results to materially differ from those projected in forward-looking statements. In addition, we disclaim any intent or obligation to update these forward-looking statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of December 31, 2007, we had outstanding borrowings of approximately $34.5 million, all of which is subject to variable interest rates. In the event that interest rates were to change 1%, the impact on future cash flows would be approximately $0.3 million annually, representing the impact of increased or decreased interest expense on variable rate debt.
We have a note receivable denominated in Canadian dollars related to the sale of our Canadian operations. This note is currently recorded on our balance sheet at $5.6 million US based on the outstanding balance of the note and the exchange rate as of December 31, 2007. We also have recorded certain liabilities of $0.3 million US that are denominated in Canadian dollars. The carrying value of the note and the liabilities in our financial statements will be increased or decreased each period based on fluctuations in the exchange rate between US and Canadian currencies, and the effect of such changes will be included as income or loss in our statement of operations in the period of change. In 2007 and 2006, we reported transaction gains of $808,000 and $21,000, respectively, as a result of the effect of changes in the currency exchange rates on this note and liabilities. A further change of 1% in the exchange rate between US and Canadian currencies would result in a corresponding increase or decrease to earnings of approximately $53,000.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Audited financial statements are contained on pages F-1 through F-33 of this Annual Report on Form 10-K and are incorporated herein by reference. Audited supplemental schedule data is contained on pages S-1 through S-3 of this Annual Report on Form 10-K and is incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Advocat, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2007. Based on this evaluation, the principal executive and financial officers have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Management’s Report on Internal Control over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). We assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. We have concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, BDO Seidman, LLP, has issued an unqualified audit report on our financial statements included in this annual report as well as an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2007 which is included herein.
Changes in Internal Control over Financial Reporting
There has been no change (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that has occurred during our fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
Our management does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Advocat Inc.
Brentwood, Tennessee
We have audited Advocat Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Advocat Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2007 and 2006 and the related consolidated statements of income, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 10, 2008 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Nashville, Tennessee
March 10, 2008
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our Directors, Executive Officers and Corporate Governance is incorporated herein by reference to our definitive proxy materials for our 2008 Annual Meeting of Shareholders.
ITEM 11. EXECUTIVE COMPENSATION
Information concerning Executive Compensation is incorporated herein by reference to our definitive proxy materials for our 2008 Annual Meeting of Shareholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information concerning Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to our definitive proxy materials for our 2008 Annual Meeting of Shareholders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information concerning Certain Relationships and Related Transactions is incorporated herein by reference to our definitive proxy materials for our 2008 Annual Meeting of Shareholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information concerning the fees and services provided by our principal accountant is incorporated herein by reference to our definitive proxy materials for our 2008 Annual Meeting of Shareholders.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The Financial statements and schedule for us and our subsidiaries required to be included in Part II, Item 8 are listed below.

Form 10-K
Pages
Financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2007 and 2006	F-2
Consolidated Statements of Income for the Years Ended December 31, 2007, 2006 and 2005	F-3
Consolidated Statements of Shareholders’ Equity (Deficit) for the Years Ended December 31, 2007, 2006 and 2005	F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	F-5
Notes to Consolidated Financial Statements as of December 31, 2007, 2006 and 2005	F-7 to F-33
Financial Statement Schedule
Schedule II – Valuation and Qualifying Accounts	S-1 to S-3
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
March 11, 2008

/s/ William R. Council, III
William R. Council, III
President and Chief Executive Officer
(Principal Executive Officer)
March 11, 2008

/s/ L. Glynn Riddle, Jr.
L. Glynn Riddle, Jr.
Vice President, Chief Financial Officer, Secretary
(Principal Financial and Accounting Officer)
March 11, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Wallace E. Olson	/s/ William C. O’Neil. Jr.
Wallace E. Olson	William C. O’Neil, Jr.
Chairman of the Board	Director
March 11, 2008	March 11, 2008

/s/ William R. Council, III	/s/ Richard M. Brame

William R. Council, III	Richard M. Brame
President and Chief Executive Officer	Director
Director	March 11, 2008
March 11, 2008

/s/ Robert Z. Hensley
Robert Z. Hensley
Director
March 11, 2008

ADVOCAT INC. AND SUBSIDIARIES
Consolidated Financial Statements
For the Years Ended December 31, 2007, 2006 and 2005
Together with Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Advocat Inc.
Brentwood, Tennessee
We have audited the accompanying consolidated balance sheets of Advocat Inc. as of December 31, 2007 and 2006 and the related consolidated statements of income, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advocat Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Advocat Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2008 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Nashville, Tennessee
March 10, 2008

ADVOCAT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,658,000	$12,344,000
Receivables, less allowance for doubtful accounts of $2,158,000 and $2,122,000, respectively	26,444,000	16,902,000
Current portion of note receivable	629,000	534,000
Prepaid expenses and other current assets	2,130,000	2,706,000
Insurance refunds receivable	1,234,000	3,519,000
Deferred income taxes	2,110,000	1,785,000

Total current assets	44,205,000	37,790,000

PROPERTY AND EQUIPMENT, at cost	64,294,000	59,954,000
Less accumulated depreciation	(34,091,000)	(32,757,000)
Discontinued operations, net	1,455,000	1,576,000

Property and equipment, net	31,658,000	28,773,000

OTHER ASSETS:
Deferred income taxes	16,568,000	21,849,000
Note receivable, net of current portion	4,983,000	4,758,000
Deferred financing and other costs, net	1,239,000	905,000
Cash restricted for capital expenditures	—	864,000
Other assets	1,945,000	1,962,000
Acquired leasehold interest, net	9,492,000	—

Total other assets	34,227,000	30,338,000

	$110,090,000	$96,901,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,942,000	$4,587,000
Short-term debt	—	2,662,000
Trade accounts payable	6,636,000	4,566,000
Accrued expenses:
Payroll and employee benefits	11,360,000	9,363,000
Current portion of self-insurance reserves	4,597,000	4,838,000
Other current liabilities	3,993,000	3,600,000

Total current liabilities	28,528,000	29,616,000

NONCURRENT LIABILITIES:
Long-term debt, less current portion	32,513,000	24,267,000
Self-insurance reserves, less current portion	17,578,000	22,159,000
Other noncurrent liabilities	9,137,000	5,733,000

Total noncurrent liabilities	59,228,000	52,159,000

COMMITMENTS AND CONTINGENCIES

SERIES C REDEEMABLE PREFERRED STOCK, $.10 par value, 5,000 shares authorized, issued and outstanding, including premium of $4,672,000 and $6,371,000 at December 31, 2007 and 2006, respectively	9,590,000	11,289,000

SHAREHOLDERS’ EQUITY:
Series A preferred stock, authorized 200,000 shares, $.10 par value, none issued and outstanding
Common stock, authorized 20,000,000 shares, $.01 par value, 5,878,000 and 5,866,000 shares issued, 5,804,000 and 5,866,000 shares outstanding, respectively	59,000	59,000
Treasury stock at cost, 74,000 and 0 shares of common stock at December 31, 2007 and 2006, respectively	(817,000)	—
Paid-in capital	15,804,000	15,123,000
Accumulated deficit	(2,302,000)	(11,345,000)

Total shareholders’ equity	12,744,000	3,837,000

	$110,090,000	$96,901,000

The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005
REVENUES:
Patient revenues, net	$245,061,000	$214,653,000	$201,234,000

EXPENSES:
Operating	187,463,000	163,386,000	153,273,000
Lease	20,019,000	16,082,000	15,836,000
Professional liability	(1,663,000)	(5,354,000)	(4,532,000)
General and administrative	17,552,000	21,032,000	13,311,000
Depreciation and amortization	4,093,000	3,614,000	3,454,000

	227,464,000	198,760,000	181,342,000

OPERATING INCOME	17,597,000	15,893,000	19,892,000

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	808,000	21,000	161,000
Other income	—	207,000	—
Interest income	1,016,000	679,000	534,000
Interest expense	(3,549,000)	(3,707,000)	(3,382,000)
Debt retirement costs	(116,000)	(194,000)	—

	(1,841,000)	(2,994,000)	(2,687,000)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	15,756,000	12,899,000	17,205,000
PROVISION (BENEFIT) FOR INCOME TAXES	6,270,000	(9,496,000)	(13,811,000)

NET INCOME FROM CONTINUING OPERATIONS	9,486,000	22,395,000	31,016,000

NET INCOME FROM DISCONTINUED OPERATIONS:
Operating loss, net of tax provision (benefit) of $(59,000), $0 and $368,000, respectively	(91,000)	(337,000)	(6,113,000)
Gain (loss) on sale, net of tax provision (benefit) of $(6,000), $0 and $0, respectively	(8,000)	(114,000)	399,000

DISCONTINUED OPERATIONS	(99,000)	(451,000)	(5,714,000)

NET INCOME	9,387,000	21,944,000	25,302,000
PREFERRED STOCK DIVIDENDS	344,000	340,000	318,000

NET INCOME FOR COMMON STOCK	$9,043,000	$21,604,000	$24,984,000

NET INCOME PER COMMON SHARE:
Per common share — basic
Continuing operations	$1.56	$3.81	$5.36
Discontinued operations	(0.02)	(0.07)	(1.00)

	$1.54	$3.74	$4.36

Per common share — diluted
Continuing operations	$1.49	$3.42	$4.76
Discontinued operations	(0.01)	(0.07)	(0.88)

	$1.48	$3.35	$3.88

WEIGHTED AVERAGE COMMON SHARES:
Basic	5,870,000	5,784,000	5,725,000

Diluted	6,127,000	6,507,000	6,498,000

The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Treasury Stock		Paid-in	Accumulated
	Shares Issued	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, DECEMBER 31, 2004	5,725,000	$57,000	—	$—	$16,022,000	$(57,933,000)	$(41,854,000)

Net income	—	—	—	—	—	25,302,000	25,302,000
Preferred stock dividends	—	—	—	—	—	(318,000)	(318,000)

BALANCE, DECEMBER 31, 2005	5,725,000	57,000	—	—	16,022,000	(32,949,000)	(16,870,000)

Exercise of stock options	141,000	2,000	—	—	556,000	—	558,000
Net Income	—	—	—	—	—	21,944,000	21,944,000
Preferred stock dividends	—	—	—	—	—	(340,000)	(340,000)
Elimination of preferred stock conversion feature	—	—	—	—	(6,700,000)	—	(6,700,000)
Tax impact of stock options exercised	—	—	—	—	61,000	—	61,000
Stock based compensation	—	—	—	—	5,184,000	—	5,184,000

BALANCE, DECEMBER 31, 2006	5,866,000	59,000	—	—	15,123,000	(11,345,000)	3,837,000

Exercise of stock options	12,000	—	—	—	65,000	—	65,000
Net Income	—	—	—	—	—	9,387,000	9,387,000
Preferred stock dividends	—	—	—	—	—	(344,000)	(344,000)
Repurchase of common stock	—	—	74,000	(817,000)	—	—	(817,000)
Tax impact of stock options exercised	—	—	—	—	(32,000)	—	(32,000)
Stock based compensation	—	—	—	—	648,000	—	648,000

BALANCE, DECEMBER 31, 2007	5,878,000	$59,000	74,000	$(817,000)	$15,804,000	$(2,302,000)	$12,744,000

The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,387,000	$21,944,000	$25,302,000
Discontinued operations	(99,000)	(451,000)	(5,714,000)

Net income from continuing operations	9,486,000	22,395,000	31,016,000
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	4,093,000	3,614,000	3,454,000
Provision for doubtful accounts	1,089,000	1,610,000	1,557,000
Deferred income tax provision (benefit)	5,137,000	(9,719,000)	(13,851,000)
Benefit from self-insured professional liability, net of cash payments	(5,054,000)	(9,323,000)	(9,250,000)
Stock-based compensation	648,000	5,184,000	—
Amortization of deferred balances	334,000	289,000	342,000
Provision for leases in excess of cash payments	2,234,000	606,000	158,000
Gain on sale of bed license	—	(207,000)	—
Foreign currency transaction gain	(808,000)	(21,000)	(161,000)
Debt retirement costs	116,000	194,000	—
Non-cash interest income	(132,000)	(270,000)	(428,000)
Non-cash interest expense	—	86,000	164,000
Changes in other assets and liabilities affecting operating activities:
Receivables, net	(10,633,000)	(393,000)	(3,798,000)
Prepaid expenses and other assets	2,781,000	928,000	(2,516,000)
Trade accounts payable and accrued expenses	3,374,000	425,000	2,745,000

Net cash provided by continuing operations	12,665,000	15,398,000	9,432,000
Discontinued operations	22,000	265,000	(441,000)

Net cash provided by operating activities	12,687,000	15,663,000	8,991,000

(Continued)

ADVOCAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	$(6,827,000)	$(4,089,000)	$(3,394,000)
Acquisition of leasehold interest	(9,096,000)	—	—
Purchase of skilled nursing center	—	—	(6,753,000)
Proceeds from sale of discontinued operations and bed license	180,000	10,439,000	399,000
Decrease in restricted cash deposits	246,000	212,000	148,000
Decrease (increase) in cash restricted for capital Expenditures	864,000	(864,000)	—
Note receivable issued	(1,800,000)	—	—
Notes receivable collected	2,500,000	718,000	589,000
Proceeds from sale of lessor’s property	—	—	780,000
Deposits and other deferred balances	(120,000)	(422,000)	(84,000)

Net cash provided (used) by continuing operations	(14,053,000)	5,994,000	(8,315,000)
Discontinued operations	—	(28,000)	(856,000)

Net cash provided (used) in investing activities	(14,053,000)	5,966,000	(9,171,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(13,437,000)	(46,601,000)	(9,966,000)
Proceeds from issuance of debt	16,500,000	30,625,000	11,700,000
Financing costs	(839,000)	(765,000)	(313,000)
Payment of preferred stock dividends	(344,000)	(172,000)	—
Repurchases of common stock	(817,000)	—	—
Payment for preferred stock restructuring	(448,000)	—	—
Proceeds from exercise of stock options	65,000	558,000	—

Net cash provided (used) in financing activities	680,000	(16,355,000)	1,421,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	(686,000)	5,274,000	1,241,000

CASH AND CASH EQUIVALENTS, beginning of period	12,344,000	7,070,000	5,829,000

CASH AND CASH EQUIVALENTS, end of period	$11,658,000	$12,344,000	$7,070,000

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$3,325,000	$3,426,000	$3,029,000

Cash payments of income taxes, net of refunds	$1,658,000	$378,000	$111,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
During 2006, the Company accrued, but did not pay, preferred stock dividends of $168,000. In 2005, the Company accrued, but did not pay, preferred stock dividends of $318,000. Following the preferred stock restructuring in October 2006, the Company began paying preferred stock dividends, and paid dividends in 2007 and 2006 of $344,000 and $172,000, respectively, as shown above.
During 2005, promissory notes totaling $481,000 were issued in connection with the settlement of certain professional liability claims and other disputes.
The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007, 2006 AND 2005
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

As of December 31, 2007, the Company’s continuing operations consist of 50 nursing centers with 5,773 licensed nursing beds and 66 assisted living units. The Company’s continuing operations include nine owned nursing centers and 41 leased nursing centers. The Company’s continuing operations include centers in Alabama, Arkansas, Florida, Kentucky, Ohio, Tennessee, Texas and West Virginia.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the operations and accounts of Advocat and its subsidiaries, all wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. As discussed in Note 9, the consolidated financial statements of the Company have been reclassified to present the results of certain operations as discontinued operations.

The Company is managed as one reporting unit for internal purposes and for decision making. Therefore, management has concluded that the Company is operated as a single reportable segment, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Revenues
Patient Revenues
The fees charged by the Company to patients in its nursing centers are recorded on an accrual basis. These rates are contractually adjusted with respect to individuals receiving benefits under federal and state-funded programs and other third-party payors. Rates under federal and state-funded programs are determined prospectively for each facility and may be based on the acuity of the care and services provided. These rates may be based on facility’s actual costs subject to program ceilings and other limitations or on established rates based on acuity and services provided as determined by the federal and state-funded programs. Amounts earned under federal and state programs with respect to nursing home patients are subject to review by the third-party payors which may result in retroactive adjustments. In the opinion of management, adequate provision has been made for any adjustments that may result from such reviews. Retroactive adjustments, if any, are recorded when objectively determinable, generally within three years of the close of a reimbursement year depending upon the timing of appeals and third-party settlement reviews or audits. During the years ended December 31, 2007, 2006 and 2005, the Company recorded $(2,000), $(59,000) and $290,000 of net favorable (unfavorable) estimated settlements from federal and state programs for periods prior to the beginning of fiscal 2007, 2006 and 2005, respectively.

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
The Company includes provisions for doubtful accounts in operating expenses in its consolidated statements of income. The provisions for doubtful accounts of continuing operations were $1,089,000, $1,610,000 and $1,557,000 for 2007, 2006 and 2005, respectively.
Lease Expense
As of December 31, 2007, the Company operates 41 nursing centers under operating leases, including 40 owned or financed by Omega Healthcare Investors, Inc. (together with its subsidiaries, “Omega”) and one owned by another party. The Company’s operating leases generally require the Company to pay stated rent, subject to increases based on changes in the Consumer Price Index, a minimum percentage increase, or increases in the net revenues of the leased properties. The Company’s Omega leases require the Company to pay certain scheduled rent increases. Such scheduled rent increases are recorded as additional lease expense on a straight-line basis recognized over the term of the related leases.
See Notes 3, 4, 9 and 14 for a discussion regarding the amendment of the Company’s master lease with Omega in 2007 and 2006, the termination of leases for certain facilities and the addition of certain leased facilities.
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
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the recoverability of the carrying values of its properties on a property by property basis. On a quarterly basis, the Company reviews its properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows of the property, indicate that the carrying amount of the property may not be recoverable. The need to recognize an impairment is based on estimated future undiscounted cash flows from a property compared to the carrying value of that property. If recognition of an impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property. See Note 9 for discussion of impairment provisions recorded in 2005.
Cash and Cash Equivalents
Cash and cash equivalents include cash on deposit with banks and all highly liquid investments with original maturities of three months or less when purchased.
Deferred Financing and Other Costs
The Company records deferred financing costs for expenditures related to borrowing or amending debt and leases. These expenditures include bank and attorneys fees. Financing costs are amortized using the effective interest method over the term of the related debt. The amortization is reflected as interest expense in the accompanying consolidated statements of income. Deferred lease costs are amortized on a straight-line basis over the term of the related leases. See Note 8 for further discussion.
Cash Restricted for Capital Expenditures
Cash Restricted for Capital Expenditures represent amounts held in a construction escrow account controlled by a commercial finance company. Funds from this account were used to complete a $1.1 million renovation of a nursing center that is part of the collateral for a mortgage loan. This renovation was completed during 2007 and all restricted balances were used for construction costs. See Note 8 for further discussion.
Acquired Leasehold Interest
The Company has recorded an acquired leasehold interest intangible asset related to the acquisition further described in Note 3. The intangible asset is accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and is amortized on a straight-line basis over the remaining life of the acquired lease.
Self Insurance
Self insurance reserves primarily represent the accrual for self insured risks associated with general and professional liability claims, employee health insurance and workers’ compensation. The Company’s health insurance reserve is based on known claims incurred and an estimate of incurred but unreported claims determined by an analysis of historical claims paid. The Company’s workers’ compensation reserve relates primarily to periods of self insurance prior to May 1997 and consists of an estimate of the future costs to be incurred for the known claims.
The Company retains the Actuarial Division of Willis of Tennessee, Inc. (“Willis”), a third-party actuarial firm, to estimate the appropriate accrual for incurred general and professional liability claims. The actuary primarily uses historical data regarding the frequency and cost of the Company’s claims over a multi-year period and information regarding the Company’s number of occupied beds to develop estimates of the Company’s ultimate professional liability cost for current periods. The actuary estimates the Company’s professional liability accrual for past periods by using currently-known information to adjust the initial reserve that was created for that period. All losses are projected on an undiscounted basis. The self insurance reserves include estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of related legal costs incurred and expected to be incurred.

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
Income Taxes
The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach for financial accounting and reporting of income taxes. Under this method, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse. The Company assesses the need for a valuation allowance to reduce the deferred tax assets by the amount that is believed is more likely than not to not be utilized through the turnaround of existing temporary differences, future earnings, or a combination thereof, including certain net operating loss carryforwards we do not expect to realize due to change in ownership limitations. Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109”. This interpretation provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. The initial adoption of the interpretation had no impact on the Company’s financial statements. See Note 13 for additional information related to the provision for income taxes.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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
Stock-Based Compensation
Beginning January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” using the modified prospective method, in which compensation cost is recognized (a) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The Company had no unvested awards granted to employees on the effective date. In March 2005, the United States Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides supplemental implementation guidance for SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).
Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and the related Interpretations (“APB No. 25”). Under APB No. 25, no compensation cost related to stock options was recognized because all options were issued with exercise prices equal to the fair market value at the date of grant. Because the Company elected to use the modified prospective method in adopting the provisions of SFAS No. 123R, results for prior periods have not been restated. Had compensation cost for the Company’s stock-based compensation plans in prior periods been determined consistent with SFAS No. 123R, the Company’s net income for common stock and net income per common share would not have differed from the amounts reported for 2005.
The Company recorded non-cash stock-based compensation expense for equity grants issued under the 2005 Plan of $648,000 and $5,184,000 during the years ended December 31, 2007 and 2006, respectively. Such amounts are included as components of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. Of these amounts, non-cash stock-based compensation expense of $22,000 and $127,000 was recorded as a component of operating expense in 2007 and 2006, respectively. Non-cash stock-based compensation expense of $626,000 and $5,057,000 was recorded as a component of general and administrative expense in 2007 and 2006, respectively. See Note 11 for additional disclosures about the Company’s stock-based compensation plans.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157; “Fair Value Measurements” (“SFAS No. 157”). This new standard provides guidance for using fair value to measure assets and liabilities and establishes a fair value hierarchy that prioritizes the information used to develop the measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The provisions of SFAS No. 157 are effective for the Company beginning January 1, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, results or operations or cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). The new standard permits entities to choose to measure many financial instruments and certain other items at fair value. Most provisions of SFAS No. 159 will only impact those entities that elect the fair value option or have investments accounted for under FASB Statement No. 115. The provisions of SFAS No. 159 are effective for the Company beginning January 1, 2008. The Company does not expect the adoption of this new standard to have a material impact on its financial position.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree as well as the goodwill acquired or gain recognized in a bargain purchase. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The provisions of SFAS No. 141R are effective for the Company beginning January 1, 2009.

Reclassifications

As discussed in Note 9, the consolidated financial statements of the Company have been reclassified to reflect as discontinued operations certain divestitures and lease terminations. Certain amounts in the 2006 and 2005 financial statements related to continuing operations have also been reclassified to conform to the 2007 presentation. In 2006, amounts for stock-based compensation charges were separately stated on the income statement. In 2007, stock-based compensation expense has been reclassified into the same income statement caption as the salaries of the related employees. The 2006 non-cash charge for stock-based compensation of $5,184,000 was reclassified to general and administrative expense of $5,057,000 and operating expense of $127,000 based upon the classification of cash compensation paid to the related employees.

3.	ACQUISITIONS

Effective August 11, 2007, the Company purchased the leasehold interests and operations of seven skilled nursing facilities from Senior Management Services of America North Texas, Inc. (“SMSA” or “SMSA Acquisition”) for a price of approximately $9,947,000, including approximately $8,570,000 in cash, the assumption of approximately $853,000 in liabilities, and transaction costs of $525,000. These facilities include 1,266 licensed nursing beds, with 1,105 nursing beds currently available for use. The SMSA facilities had unaudited revenues of approximately $52.1 million for the year ended December 31, 2006. The SMSA facilities are in the Company’s existing geographic and operational footprint and are expected to contribute to the Company’s growth strategy and existing base of operations.

The facilities were part of a larger organization that had been in bankruptcy since January 2007. Under the terms of the purchase agreement, the Company acquired the leases and leasehold interests in the facilities, inventory and certain equipment, but did not acquire working capital or assume liabilities, apart from certain obligations for employee paid-time-off benefits, specified lease related obligations and 2007 property taxes. As part of the acquisition terms, the Company loaned the seller $1,800,000 with repayment terms of up to one year to fund the seller’s immediate obligations under the confirmed bankruptcy plan of liquidation. During 2007, the seller repaid the loan in full and the loan was cancelled. The loan was secured by the accounts receivable of the seller and provided for interest at 12.5% annually.

The facilities are leased from a subsidiary of Omega. Prior to the SMSA Acquisition, the Company leased 28 facilities from Omega under a master lease agreement (the “Master Lease”). In connection with this acquisition, the Company amended the Master Lease to include the seven SMSA facilities. The substantive terms of the SMSA lease, including payment provisions and lease period including renewal options, were not changed by this amendment. The lease terms for the seven SMSA facilities provide for an initial term and renewal periods at the Company’s option through May 31, 2035. The lease provides for annual increases in lease payments equal to the increase in the consumer price index, not to exceed 2.5%.

The SMSA Acquisition is accounted for using the purchase method of accounting. The purchase price of this transaction was allocated to the identifiable assets acquired based upon their respective fair values and the liabilities assumed are based on the expected or paid settlement amounts. The purchase price allocation is subject to change during the twelve month period subsequent to the acquisition date for items including actual settlement of the assumed liabilities. The operating results have been included in the Company’s consolidated financial statements since the date of the acquisition.

The following table summarizes the preliminary purchase price allocation of the net assets acquired at the date of acquisition:

Current assets	$70,000
Property and equipment	132,000
Deferred tax asset	116,000
Acquired leasehold interest intangible	9,629,000

Total assets acquired	9,947,000
Current liabilities	853,000

Total net assets acquired	$9,094,000

The purchase price allocation resulted in an acquired leasehold interest intangible asset of approximately $9,629,000. The intangible asset is subject to full amortization over the remaining life of the lease, including renewal periods, a period of approximately 28 years. Amortization expense of approximately $137,000 related to this intangible asset was recorded from the date of acquisition through December 31, 2007.
The expected amortization expense for the acquired leasehold interest intangible asset are as follows:

2008	$346,000
2009	346,000
2010	346,000
2011	346,000
2012	346,000
thereafter	7,762,000

$9,492,000

In connection with the SMSA Acquisition, the Company incurred expenses of $347,000 for post acquisition integration costs during 2007, including $201,000 for travel and other out-of-pocket expenses related to integration activities and $146,000 in severance and relocation costs resulting from the Texas regional office restructuring necessitated by the acquisition. Such expenses are classified as a component of general and administrative expense in the 2007 consolidated statement of income.
The SMSA Acquisition was financed with proceeds of a new loan, as discussed in Note 8.
Supplemental Pro Forma Data (Unaudited)
The following unaudited pro forma supplemental financial information gives effect to the SMSA Acquisition by the Company as if the transaction had occurred at the beginning of 2007 and 2006, respectively. The unaudited pro forma supplemental financial information is based on estimates and assumptions and is not intended to represent or be indicative of the results of operations in future periods or the results that actually would have been realized had the combined company been in operation during 2007 and 2006. Unaudited pro forma results exclude any benefits that may result from the acquisition due to synergies that were derived from the elimination of the acquired facilities overhead costs, other cost savings and operational improvements.

	Years Ended December 31,
	2007	2006
Pro forma Revenue	$276,512,000	$266,731,000
Pro forma Income from Continuing Operations	$9,239,000	$22,564,000
Pro forma Net Income	$9,140,000	$22,113,000
Pro forma Net Income per Diluted Common Share	$1.44	$3.37

4.	TRANSACTION WITH OMEGA

On October 20, 2006, the Company and Omega entered into a Restructuring Stock Issuance and Subscription Agreement (“Restructuring Agreement”) to restructure its Series B Redeemable Convertible Preferred Stock held by Omega, eliminating the option of Omega to convert the Preferred Stock into shares of Advocat common stock. Advocat and Omega also entered into a Third Amendment to Consolidated Amended and Restated Master Lease (“Lease Amendment”) to extend the term of its lease covering 28 nursing centers it currently leases from Sterling Acquisition Corp., a wholly-owned subsidiary of Omega. In addition, Omega agreed to provide up to $5,000,000 to fund capital improvements made to certain nursing centers.

Preferred Stock Restructuring-

Under the terms of the Restructuring Agreement, the Series B Redeemable Convertible Preferred Stock (“Series B Preferred Stock”) held by Omega was exchanged for a new Series C Preferred Stock that is not convertible.

At the time of the Restructuring Agreement, the Series B Preferred Stock had a recorded value (including accrued dividends) of approximately $4,918,000. The Series B Preferred Stock accrued dividends at an annual rate of 7% of the stated value, compounded quarterly, and was convertible into approximately 792,000 shares of common stock.

The Restructuring Agreement required the Company to issue to Omega 5,000 shares of Series C Preferred Stock in exchange for the 393,658 shares of Series B Preferred Stock held by Omega. The new Series C Preferred Stock has a stated value of approximately $4,918,000 and carries an annual dividend rate of 7% of its stated value. The Series C Preferred Stock pays quarterly cash dividends. The Series C Preferred Stock is not convertible, but is redeemable at its stated value at Omega’s option after September 30, 2010, and was redeemable at its stated value at the Company’s option after September 30, 2007, subject to certain limitations. In connection with the termination of the conversion feature, the Company agreed to pay Omega an additional $687,000 annually under the Lease Amendment.

The Company recorded the fair value of the elimination of the conversion feature as a reduction in Paid In Capital with an offsetting increase to record a premium on the Series C Preferred Stock. As a result, the Series C Preferred Stock was initially recorded at a total value of $11,619,000, equal to the stated value of the Series B Preferred Stock, $4,918,000, plus the negotiated value of the conversion feature, $6,701,000. The agreed upon additional rental payments of $687,000 annually were discounted over the twelve year term of the renewal so that the net present value of the payments equals the $6,701,000 preferred stock premium. As payments are made, the preferred stock premium is reduced, interest expense is recorded and cash is reduced.

Subordinated Promissory Note-

In connection with the Restructuring Agreement, the Company also replaced a Subordinated Promissory Note which was convertible at the Company’s option with a new Subordinated Note, which was not convertible. Except for eliminating the conversion feature, the terms of the new Subordinated Note were the same as the original Subordinated Promissory Note. As described in Note 8, the new Subordinated Note was retired in connection with a financing transaction in August 2007.

Master Lease Amendment-

Under the terms of the Lease Amendment, Advocat and Omega also agreed to amend and renew the master lease covering 28 nursing centers. The initial term of the lease was set to expire in September 2010, with a ten year renewal option. The amended master lease commenced on October 1, 2006, and extends to September 30, 2018. The Lease Amendment also provides for a renewal option of an additional twelve years. Other than the change in rent associated with the restructuring of the preferred stock described above, there was no change in the base rental amounts as a result of the Lease Amendment. Consistent with prior terms, the lease provides for annual increases in lease payments equal to the lesser of two times the increase in the Consumer Price Index or 3 percent. Under generally accepted accounting principles, the Company reports these scheduled rent increases on a straight line basis over the 12 year term of the renewal period. As a result of accruing the scheduled rent increases, the Company’s annual rent expense increased by approximately $2.7 million effective October 1, 2006.

This increase has no effect on cash rent payments at the start of the lease term and will only result in additional cash outlay as the 3 percent annual increases take effect each year.

In addition, Omega agreed to provide up to $5 million to fund capital improvements made to certain nursing centers. This funding is in addition to $5 million provided in 2005. The annual base rent related to these nursing centers will be increased to reflect the amount of capital improvements made to the facilities. See Note 14 for further discussion.

5.	RECEIVABLES

Receivables, before the allowance for doubtful accounts, consist of the following components:

	December 31,
	2007	2006
Medicare	$13,891,000	$7,567,000
Medicaid and other non-federal government programs	9,594,000	7,810,000
Other patient and resident receivables	4,417,000	3,282,000
Other receivables and advances	700,000	365,000

	$28,602,000	$19,024,000

The SMSA Acquisition resulted in an increase in accounts receivable of approximately $8,784,000 at December 31, 2007. As part of the procedural Medicare and Medicaid change of ownership process, payments from Medicaid and Medicare for these facilities were temporarily delayed, and $4,700,000 of the total $8,784,000 increase in receivables was due to these delays. These payments from Medicare and Medicaid are expected to be collected during the first half of 2008.

The Company provides credit for a substantial portion of its revenues and continually monitors the credit-worthiness and collectibility from its patients, including proper documentation of third-party coverage. The Company is subject to accounting losses from uncollectible receivables in excess of its reserves.

Substantially all receivables are provided as collateral on the Company’s debt obligations.

6.	PROPERTY AND EQUIPMENT

Property and equipment, at cost, consists of the following:

	December 31,
	2007	2006
Land	$1,573,000	$1,573,000
Buildings and leasehold improvements	42,835,000	39,880,000
Furniture, fixtures and equipment	19,886,000	18,501,000

	$64,294,000	$59,954,000

Substantially all of the Company’s property and equipment are provided as collateral for debt obligations. The Company capitalizes leasehold improvements which will revert back to the lessor of the property at the expiration or termination of the lease, and depreciates these improvements over the shorter of the remaining lease term or the assets’ estimated useful lives.

7.	SHORT-TERM DEBT

Short-term debt consists of the following:

	December 31,
	2007	2006
Subordinated note payable to Omega; secured by accounts receivable and other assets of the facilities leased from Omega; interest at 7.00%; retired in conjunction with financing transaction described in Note 8.	$—	$2,534,000

Promissory notes; non-interest bearing; net of unamortized discount of $1,000, imputed at 7.5%; monthly payments through February 2007.	—	124,000

Promissory note; interest rate of 7%; principal and interest due in monthly payments through February 2007.	—	4,000

	$—	$2,662,000

Promissory notes were issued during 2005 and 2004 in settlement of certain professional liability claims and other disputes.

As of December 31, 2007, the Company had no outstanding short term debt.

8.	LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2007	2006
Mortgage loan payable to a commercial finance company; issued in August 2006; secured by seven nursing centers; payable monthly, interest at 3.75% above LIBOR (8.35% and 9.1% at December 31, 2007 and 2006, respectively).	$22,163,000	$22,420,000

Term loan payable to a commercial finance company; issued in August 2006; payable monthly, interest at 6.25% above LIBOR retired in conjunction with the financing transaction described below.	—	6,434,000

Term loan payable to a bank; issued in August 2007; interest 2.5% above LIBOR (7.1% at December 31, 2007); entered into in transaction discussed below.	12,292,000	—

	34,455,000	28,854,000
Less current portion	(1,942,000)	(4,587,000)

	$32,513,000	$24,267,000

As of December 31, 2007, the Company’s weighted average interest rate on long-term debt was approximately 7.9%.
In August 2007, the Company entered into an agreement with a bank for a $16,500,000 term loan to finance the SMSA Acquisition and repay certain existing indebtedness. The term loan has an interest rate of LIBOR plus 2.5%, a maturity of five years, and principal payments based on a ten year amortization, with additional payments based on cash flow from operations and amounts realized related to certain collateral. The term loan is secured by receivables and all other unencumbered assets of the Company, including land held for sale, insurance refunds receivable and notes receivable. In addition to financing the acquisition, the Company used proceeds from this term loan to retire a $4,027,000 term loan with an interest rate of LIBOR plus 6.25%, and a $2,534,000 subordinated note due in September 2007 with an interest rate of 7%. In connection with the transaction, the Company expensed existing deferred financing costs of $116,000 during 2007. The deferred financing costs written off relate to the debt that was retired and are reflected as debt retirement costs in the income statement. In connection with the new debt incurred in the 2007 financing, the Company recorded deferred loan costs of $764,000.
The bank loan agreement also includes a $15,000,000 revolving credit facility that provides revolving credit loans as well as the issuance of letters of credit. The revolver is secured by accounts receivable and replaced the Company’s previous $2,300,000 line of credit. The revolver provides for a maximum draw of up to $21,000,000 during the first six months to finance start up working capital requirements of the SMSA Acquisition, and reduced to $15,000,000 in February 2008. There are limits on the maximum amount of loans that may be outstanding under the revolver based on borrowing base restrictions. The revolver has a term of three years and bears interest at the Company’s option of LIBOR plus 2.25% or the bank’s prime lending rate. Annual fees for letters of credit issued under this revolver are 2.25% of the amount outstanding. Historically, the Company’s accounts receivable had been pledged as security primarily for the Company’s leases with Omega. Under this refinancing, the accounts receivable serve as the collateral for the new revolver and the Company has a letter of credit of approximately $8,117,000 to serve as a replacement security deposit for all of the Company’s leases with Omega. Considering the balance of eligible accounts receivable at December 31, 2007, the letter of credit and the current maximum loan amount of $15,000,000, the balance available for revolving credit loans as of December 31, 2007 was $6,883,000. Such amounts are available to fund the working capital needs of the SMSA Acquisition and future expansion opportunities. As of December 31, 2007, the Company had no borrowings outstanding under the revolving credit facility.
On August 7, 2006, the Company entered into an agreement with its commercial mortgage lender for a comprehensive refinancing of the Company’s long term debt. Under the terms of the new agreement, the lender provided mortgage debt (“Mortgage Loan”) of approximately $22.5 million with a five year maturity and a term note of approximately $8.1 million with a four year maturity (“Term Note”) to refinance the Company’s remaining mortgage and bank term debt. The proceeds of these new loans were used to retire the existing debt and to fund a $1.1 million renovation of a nursing center that is part of the collateral for the mortgage loans. The renovation was completed in 2007. In connection with the 2006 refinancing, the Company made a payment of approximately $2.6 million to reduce outstanding debt. During 2006, the Company expensed existing deferred financing costs of $194,000 related to the debt that was retired and recorded new deferred loan costs of $844,000 as part of the refinancing transaction.
The Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25 year amortization. Interest is based on 30 day LIBOR plus a margin of 3.75%. The mortgage loan is secured by seven owned nursing centers, related equipment, and a second lien on the accounts receivable of these facilities. As noted above, the Term Note was retired with proceeds from bank financing in 2007.
Scheduled principal payments of long-term debt are as follows:

2008	$1,942,000
2009	4,318,000
2010	1,999,000
2011	22,853,000
2012	3,343,000
Thereafter	—

Total	$34,455,000

The Company’s debt agreements contain various financial covenants the most restrictive of which relate to cash flow, debt service coverage ratios, liquidity and limits on the payment of dividends to shareholders. The Company is in compliance with such covenants at December 31, 2007.
The Company’s debt agreements require additional payments from proceeds received upon certain asset dispositions and excess cash flows, as defined in the debt agreements. During the year ended December 31, 2007, additional principal payments of $3,044,000 were made from such proceeds. In addition, the Company’s debt agreements allow for voluntary prepayments of principal outstanding, and during 2007, the Company made voluntary prepayments of $3,000,000. These prepayments reduce the required amounts that must be paid in the future from excess cash flows and asset dispositions. Based on the Company’s 2007 operating results since the date of the financing transaction the Company would be required to make a mandatory prepayment based on excess cash flows of $1,997,000 in March 2008 had the Company not made the voluntary prepayment.
9.	DISCONTINUED OPERATIONS

Effective March 31, 2007, the Company terminated operations at its leased facility in Eureka Springs, Arkansas. The owner of the property, a subsidiary of Omega, sold the property and the Company cooperated in an orderly transition to the new owner.

The facility had low occupancy and operated at a loss. The facility had been leased subject to a master lease covering 29 nursing centers. Under the terms of that lease, the master lease rental payment was not reduced. The discontinued facility contributed revenues of $575,000 and $2,110,000 during the periods ended December 31, 2007 and 2006, respectively. In 2003, the Company recorded an impairment charge of $178,000 to reduce the net book value of this property to its estimated realizable value in accordance with the provisions of SFAS No. 144. No material loss was incurred in connection with the lease termination.

In May 2006, the Company completed the sale of certain assets of eleven assisted living facilities located in North Carolina for a sales price of $11.0 million. In 2005, the Company recorded an impairment charge of $4,397,000 to reduce the net book value of these properties to their estimated realizable value, and no material gain or loss was recognized upon the completion of the sale in 2006. The Company closed its only remaining North Carolina assisted living facility in April 2006 and is continuing its efforts to sell this property. In September 2007, the Company sold the bed license for the remaining North Carolina assisted living facility for a sales price of $183,000, and recognized a pretax gain on sale of discontinued operations of $45,000.

In February 2005, the Company sold two nursing centers in Texas that were operating with low occupancy and experiencing operating losses. The net proceeds from the transactions were approximately $375,000. In periods prior to the sale, the Company had recorded impairment provisions and reduced the property to its estimated realizable value, and no material gain or loss was realized on the transactions.

Proceeds from these divestiture transactions were used to pay transaction costs and repay debt. Each of these facilities and businesses constitute components under the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and, accordingly, the Company has reclassified the operations and disposed property of each of these components as discontinued operations for all periods presented in the Company’s consolidated financial statements. The results of discontinued operations do not reflect any allocation of corporate general and administrative expense or any allocation of corporate interest expense.

The net assets of discontinued operations presented on the balance sheet represent the Company’s only remaining assisted living facility that was closed in April 2006. The Company is continuing its efforts to sell this property.

10.	NOTE RECEIVABLE

In May 2004, the Company sold the stock of its Canadian subsidiary, Diversicare Canada Management Services Co., Inc. (“DCMS”), to DCMS Holding, Inc. (“Holding”), a privately-owned Ontario corporation. DCMS operated 14 nursing centers and 24 assisted living facilities in the Canadian provinces of Ontario, British Columbia and Alberta. The sales price was $16.5 million Canadian (approximately $11.8 million US at the May 11, 2004 exchange rate). Approximately $8.5 million Canadian ($6.1 million US) was received at closing, with the balance, $8.0 million Canadian ($5.7 million US), scheduled to be received in annual installments of $600,000 Canadian ($428,000 US) on the anniversary of the closing for the first four years and a final installment of $5.6 million Canadian ($4.0 million US) on the fifth anniversary of closing. The future payments may be accelerated upon the occurrences of certain events. The installment portion of the purchase price is evidenced by a promissory note that has been discounted to estimated fair value and was initially recorded in the accompanying balance sheet at $4.7 million US.

The Company received payments of $700,000, $718,000 and $589,000 in 2007, 2006 and 2005, respectively. The balance of the note receivable was $5,612,000 at December 31, 2007, with $629,000 classified as a current asset. Foreign currency transaction gain or loss related to this note is recorded as other income on the Consolidated Statements of Income.

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

Stock-Based Compensation Plans

Beginning January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” using the modified prospective method, in which compensation cost is recognized (a) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The Company had no unvested awards granted to employees on the effective date. In March 2005, the United States Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”), which provides supplemental implementation guidance for SFAS No. 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS No. 123(R).

Prior to January 1, 2006, the Company accounted for stock-based compensation using the intrinsic value method as prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and the related Interpretations (“APB No. 25”). Under APB No. 25, no compensation cost related to stock options was recognized because all options were issued with exercise prices equal to the fair market value at the date of grant. Because the Company elected to use the modified prospective method in adopting the provisions of SFAS No. 123R, results for prior periods were not restated. Had compensation cost for the Company’s stock-based compensation plans in prior periods been determined consistent with SFAS No. 123R, the Company’s net income for common stock and net income per common share would not have differed from the amounts reported.

In 1994, the Company adopted the 1994 Incentive and Nonqualified Stock Option Plan for Key Personnel (the “Key Personnel Plan”) and the 1994 Nonqualified Stock Option Plan for the Directors (the “Director Plan”). Under both plans, the option exercise price equals the stock’s closing market price on the day prior to the grant date. The maximum term of any option granted pursuant to either the Key Personnel Plan or to the Director Plan is ten years. In accordance with their terms, the Key Personnel Plan and the Director Plan expired in May 2004 and no further grants can be made under these plans.

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

During 2007, the Compensation Committee of the Board of Directors approved the grant of Stock Only Stock Appreciation Rights (“SOSARs”) at the market price of the Company’s common stock on the date the SOSARs were granted. The SOSARs vest one-third on the first, second and third anniversaries of the grant date. The SOSARs are valued and recorded in the same manner as stock options under FAS 123R, and will be settled with issuance of new stock for the difference between the market price on the date of exercise and the exercise price.

The Company recorded non-cash stock-based compensation expense for equity grants issued under the 2005 Plan of $648,000 and $5,184,000 during the years ended December 31, 2007 and 2006, respectively. Such amounts are included as components of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. As of December 31, 2007, there was $599,000 in unrecognized compensation costs related to stock-based compensation to be recognized over the applicable remaining vesting periods. The Company estimated the total recognized and unrecognized compensation using the Black-Scholes-Merton equity grant valuation model.

The table below shows the weighted average assumptions the Company used to develop the fair value estimates under its option valuation model.

	Year Ended
	December 31,
	2007	2006
Expected volatility (range)	119% - 143%	140% - 153%
Risk free interest rate (range)	3.96% - 4.68%	5.07% - 5.10%
Expected dividends	—	—
Weighted average expected term (years)	6.0	5.04
In computing the fair value estimates using the Black-Scholes-Merton valuation model, the Company took into consideration the exercise price of the equity grants and the market price of the Company’s stock on the date of grant. The Company used an expected volatility that equals the historical volatility over the most recent period equal to the expected life of the equity grants. The risk free interest rate is based on the U.S. treasury yield curve in effect at the time of grant. The Company used an expected dividend yield of zero since it has not paid cash dividends on its common stock and estimated the equity grants expected term based on the average of the vesting term and the original contractual terms of the grants, consistent with the interpretive guidance in SAB 107.
During the year ended December 31, 2007 approximately 12,000 shares were exercised under these plans, resulting in proceeds of $65,000. The total intrinsic value of stock options exercised during the year ending December 31, 2007 and 2006 was $105,000 and $1,640,000, respectively. The aggregate intrinsic value represents the difference between the underlying stock’s market price and the stock option’s exercise price.
The following table summarizes information regarding stock options and SOSAR grants outstanding as of December 31, 2007:

	Weighted
Range of	Average Exercise	Options
Exercise Prices	Prices	Outstanding
$9.94 to $11.59	$11.24	137,000
$0.15 to $5.56	$3.88	335,000

		472,000

As of December 31, 2007, the outstanding equity grants have a weighted average remaining life of 6.84 years.

Summarized activity of the equity compensation plans is presented below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding,
December 31, 2005	186,000	$2.20
Granted	332,000	5.44
Exercised	(141,000)	3.96
Expired or cancelled	(2,000)	9.75

Outstanding,
December 31, 2006	375,000	4.37
Granted	115,000	11.53
Exercised	(12,000)	5.44
Expired or cancelled	(6,000)	9.75

Outstanding,
December 31, 2007	472,000	$6.02

Exercisable, December 31, 2007	361,000	$4.32

As of December 31, 2007, the aggregate intrinsic value of the Company’s equity grants outstanding and equity grants exercisable was $2,358,000 and $2,415,000, respectively.
Series A Preferred Stock
The Company is authorized to issue up to 200,000 shares of Series A preferred stock. The Company’s Board of Directors is authorized to establish the terms and rights of each series, including the voting powers, designations, preferences, and other special rights, qualifications, limitations, or restrictions thereof.
Series B and Series C Preferred Stock
As part of the consideration paid to Omega for restructuring the terms of the Omega Master Lease in November 2000, the Company issued to Omega 393,658 shares of the Company’s Series B Redeemable Convertible Preferred Stock. The Company’s Series B Redeemable Convertible Preferred Stock had a stated value of $3,300,000 and carried an annual dividend rate of 7% of the stated value. The dividends accrued on a daily basis and compound quarterly. As discussed in Note 4, under the terms of the Restructuring Agreement, the Series B Redeemable Convertible Preferred Stock (“Series B Preferred Stock”) held by Omega was exchanged for a new Series C Preferred Stock that is not convertible.
At the time of the Restructuring Agreement, the Series B Preferred Stock had a recorded value (including accrued dividends) of approximately $4,918,000 and was convertible into approximately 792,000 shares of common stock.
The Company issued 5,000 shares of Series C Preferred Stock to Omega in exchange for the 393,658 shares of Series B Preferred Stock held by Omega. The new Series C Preferred Stock has a stated value of approximately $4,918,000 and an annual dividend rate of 7% of its stated value payable quarterly in cash. The Series C Preferred Stock is not convertible, but is redeemable at its stated value at Omega’s option after September 30, 2010, and is redeemable at its stated value at the Company’s option after September 30, 2007, subject to certain limitations. In connection with the termination of the conversion feature, the Company agreed to pay Omega an additional $687,000 annually under the Lease Amendment.
The Company recorded the fair value of the elimination of the conversion feature as a reduction in Paid In Capital with an offsetting increase to record a premium on the Series C Preferred Stock. As a result, the Series C Preferred Stock was initially recorded at a total value of $11,619,000, equal to the stated value of the Series B Preferred Stock, $4,918,000, plus the negotiated value of the conversion feature, $6,701,000. The additional rental payments of $687,000 annually were discounted over the twelve year term of the renewal so that the net present value of the payments equals the $6,701,000 preferred stock premium. When payments are made, the preferred stock premium is reduced, interest expense is recorded and cash is reduced.

The Series C Preferred Stock shares have preference in liquidation but do not have voting rights. The total redemption value is equal to the stated value plus any accrued but unpaid dividends. The liquidation preference value is equal to the redemption value.

12.	NET INCOME (LOSS) PER COMMON SHARE

Information with respect to the calculation of basic and diluted net income ( loss) per common share is presented below:

	2007	2006	2005
Basic net income per common share
Net income from continuing operations	$9,486,000	$22,395,000	$31,016,000
Preferred stock dividends	(344,000)	(340,000)	(318,000)

Net income from continuing operations for common stock	9,142,000	22,055,000	30,698,000

Discontinued operations:
Operating loss, net of taxes	(91,000)	(337,000)	(6,113,000)
Gain (loss) on sale, net of taxes	(8,000)	(114,000)	399,000

Loss from discontinued operations	(99,000)	(451,000)	(5,714,000)

Net income for common stock	$9,043,000	$21,604,000	$24,984,000

Basic weighted average common shares outstanding	5,870,000	5,784,000	5,725,000

Basic net income (loss) per common share:
Net income from continuing operations	$1.56	$3.81	$5.36

Loss from discontinued operations	(0.02)	(0.05)	(1.07)
Gain (loss) on sale of discontinued operations	—	(0.02)	0.07

Loss from discontinued operations	(0.02)	(0.07)	(1.00)

Basic net income per common share	$1.54	$3.74	$4.36

	2007	2006	2005
Diluted net income per common share
Net income from continuing operations for common stock	$9,142,000	$22,055,000	$30,698,000
Add dilutive preferred stock dividends, for effect of assumed conversion of preferred stock	—	272,000	318,000
Assumed interest on unpaid dividends	—	(102,000)	(105,000)

Net income from continuing operations for diluted net income per common share	9,142,000	22,225,000	30,911,000

Discontinued operations:
Operating loss, net of taxes	(91,000)	(337,000)	(6,113,000)
Gain (loss) on sale	(8,000)	(114,000)	399,000

Net loss from discontinued operations	(99,000)	(451,000)	(5,714,000)

Net income for diluted net income per common share	$9,043,000	$21,774,000	$25,197,000

Basic weighted average common shares outstanding	5,870,000	5,784,000	5,725,000
Incremental shares from assumed exercise of stock options	257,000	215,000	137,000
Incremental shares from assumed conversion of preferred stock	—	508,000	636,000

Diluted average common shares outstanding	6,127,000	6,507,000	6,498,000

Diluted net income per common share
Net income from continuing operations	$1.49	$3.42	$4.76

Income (loss) from discontinued operations	(0.01)	(0.05)	(0.94)
Gain (loss) on sale of discontinued operations	—	(0.02)	0.06

Net loss from discontinued operations	(0.01)	(0.07)	(0.88)

Diluted net income per common share	$1.48	$3.35	$3.88

The dilutive effects of the Company’s stock options and Series B Preferred Stock are included in the computation of diluted income per common share for the period of time the Series B Preferred Stock was outstanding. See Notes 4 and 11. Under the applicable provisions of the Internal Revenue Code, Omega, as a Real Estate Investment Trust, is limited in the amount of ownership in the Company it can hold. The terms of the Series B Preferred Stock limit the amount of common stock that Omega may receive on such conversion. The computation of diluted earnings per share in 2006 and 2005 reflects the effect of these limitations on the number of common shares issued and the effects of interest expense from the assumed issuance of a promissory note for the balance of preferred shares not converted to common stock. The Series C Preferred Stock issued in 2006 in exchange for the Series B Preferred Stock is not convertible.
In 2007, the effects of outstanding SOSARs are excluded from the computation of diluted earnings per share, as the SOSARs would have been anti-dilutive due to the effects of stock based compensation charges that will be recognized in future periods.

13.	INCOME TAXES

The provision (benefit) for income taxes of continuing operations is composed of the following components:

	Year Ended December 31,
	2007	2006	2005
Current provision :
Federal	$223,000	$—	$19,000
State	910,000	223,000	21,000

	1,133,000	223,000	40,000

Deferred provision (benefit):
Federal	5,061,000	(8,010,000)	(13,851,000)
State	76,000	(1,709,000)	—

	5,137,000	(9,719,000)	(13,851,000)

Provision (benefit) for income taxes of continuing operations	$6,270,000	$(9,496,000)	$(13,811,000)

A reconciliation of taxes computed at statutory income tax rates on income from continuing operations is as follows:

	Year Ended December 31,
	2007	2006	2005
Provision for federal income taxes at statutory rates	$5,357,000	$4,222,000	$5,850,000
Provision for state income taxes at statutory rates, net of federal benefit	630,000	497,000	671,000
Valuation allowance changes affecting the provision (benefit) for income taxes	42,000	(14,553,000)	(20,264,000)
Other	241,000	338,000	(68,000)

Provision (benefit) for income taxes	$6,270,000	$(9,496,000)	$(13,811,000)

The net deferred tax assets and liabilities, at the respective income tax rates, are as follows:

	December 31,
	2007	2006
Current deferred assets:
Allowance for doubtful accounts	$749,000	$720,000
Accrued liabilities	2,584,000	3,362,000

	3,333,000	4,082,000
Less valuation allowance	(161,000)	(145,000)

	3,172,000	3,937,000

Current deferred liabilities:
Prepaid expenses	(1,062,000)	(2,152,000)

	$2,110,000	$1,785,000

	December 31,
	2007	2006
Noncurrent deferred assets:
Net operating loss and other carryforwards	$2,527,000	$7,153,000
Deferred lease costs	654,000	693,000
Depreciation	1,805,000	1,344,000
Tax goodwill and intangibles	1,610,000	2,286,000
Stock-based compensation	1,657,000	1,439,000
Accrued rent	2,498,000	1,126,000
Impairment of long-lived assets	355,000	412,000
Noncurrent self-insurance reserves	6,887,000	8,419,000

	17,993,000	22,872,000
Less valuation allowance	(785,000)	(759,000)

	17,208,000	22,113,000

Noncurrent deferred liabilities:
Note receivable	(640,000)	(264,000)

	$16,568,000	$21,849,000

The Company has maintained a valuation allowance for its deferred tax assets, as the absence of income in the past, together with the Company’s liquidity and financial position, created uncertainty surrounding the realization of the benefits of the Company’s deferred tax assets in future periods. In 2007, 2006 and 2005, the Company recorded a provision for deferred income taxes of approximately $5,095,000, $4,834,000 and $4,245,000, respectively, and a decrease in net deferred tax assets.
In 2007, 2006 and 2005, the Company also recorded a deferred tax benefit (provision) to reverse (increase) approximately $(42,000), $14,553,000 and $18,056,000, respectively, of the valuation allowance on deferred tax assets. The 2007 increase in valuation allowance was related to state deferred tax assets. During 2006 the Company assessed the valuation allowance on deferred tax assets based on the Company’s belief that it is more likely than not that a larger portion of the Company’s net deferred tax assets will be realized due to the Company’s achieved earnings trend and improved liquidity and financial position. The Company considered many factors when assessing the likelihood of future realization of its deferred tax assets including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to the Company, and the comprehensive refinancing of debt in August 2006, as described in Note 8. Prior to the comprehensive refinancing of debt, the Company had net working capital deficits, short-term debt maturities, and was in default of its debt agreements. As a result of the continued improvement in financial results and the completion of the comprehensive refinancing, management believes it has addressed the uncertainties surrounding the realization of the benefits of the Company’s deferred tax assets in future periods.
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
The Company continues to maintain a valuation allowance of approximately $946,000 to reduce the deferred tax assets by the amount management believes is more likely than not to not be utilized through the turnaround of existing temporary differences, future earnings, or a combination thereof. In future periods, the Company will continue to assess the need for and adequacy of the remaining valuation allowance.
At December 31, 2007, the Company had $11,004,000 of net operating losses, which expire at various dates beginning in 2019 and continuing through 2021. The use of these loss carryforwards is limited by change in ownership provisions of the Federal tax code to a maximum of approximately $6,138,000. The Company had provided a full valuation allowance against the net deferred asset related to these operating losses. The Company has reduced the deferred tax asset and the corresponding valuation allowances by approximately $1,849,000 for net operating loss deductions permanently lost as a result of the change in ownership provisions. At December 31, 2007, the Company had no net operating losses that are not subject to these limitations, as they were used in 2007.
The Canada Customs and Revenue Agency (“CCRA”) audited the Canadian federal tax return of DCMS, the Company’s Canadian subsidiary sold in 2004 (see Note 10) for the years ended December 31, 2003 and 2002 and proposed certain adjustments to the Company’s tax returns. The adjustments related to the Company’s deductions related to allocation of overhead charges of United States management to DCMS. Under the terms of the sale of DCMS, the Company is liable for any liability that arises from these adjustments. In 2005, the Company recorded a charge for its estimated liability for additional tax, interest and professional fees resulting from these proposed adjustments. The charge is included in discontinued operations.
Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48” or “the interpretation”). This interpretation provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. The initial adoption of the interpretation had no impact on the Company’s financial statements. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$648,000
Decreases in tax positions for prior years	(331,000)

Balance at December 31, 2007	$307,000

The unrecognized tax benefits are accrued in “other current liabilities.” The net decrease in the amount of unrecognized tax benefits during the year ended December 31, 2007 was related to the adjustment of the estimated liability, to the fluctuation of the exchange rate between US and Canadian currencies and payments made to taxing authorities.

The Company has chosen to classify interest and penalties as a component separate from income tax expense in its consolidated statements of income. The tax years 2004 through 2006 remain open to examination by major taxing jurisdictions in which the Company operates.

14.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company is committed under long-term operating leases with various expiration dates and varying renewal options. Minimum annual rentals, including renewal option periods (exclusive of taxes, insurance, and maintenance costs) under these leases beginning January 1, 2008, are as follows:

2008	$21,177,000
2009	21,804,000
2010	20,905,000
2011	21,125,000
2012	21,647,000
Thereafter	499,131,000

$605,789,000

Under lease agreements with Omega and others, the Company’s lease payments are subject to periodic annual escalations as described below and in Note 2. Total lease expense for continuing operations was $20,019,000, $16,082,000 and $15,836,000 for 2007, 2006 and 2005, respectively. The accrued liability related to straight line rent was $7,556,000 and $5,322,000 at December 31, 2007 and 2006, respectively, and is included in “Other noncurrent liabilities” on the accompanying consolidated balance sheets.

Omega Leases
The Company leases 35 facilities from Omega under the Master Lease. On October 20, 2006, as described in Note 4, the company and Omega also entered into a Third Amendment to Consolidated Amended and Restated Master Lease (“Lease Amendment”) to extend the term of its facilities leased from Omega. All of the equipment, inventory and other related assets of the facilities leased pursuant to the Master Lease have been pledged as security under the Master Lease and remain so under the Lease Amendment.
The initial term of the Master Lease was ten years, expiring September 30, 2010, with a ten-year renewal term at the option of the Company. The amended master lease commenced on October 1, 2006, and extends to September 30, 2018. The Lease Amendment also provides for a renewal option of an additional twelve years. Other than the change in rent associated with the restructuring of the preferred stock described in Note 4, there was no change in the base rental amounts as a result of the Lease Amendment. Consistent with prior terms, the lease provides for annual increases in lease payments equal to the lesser of two times the increase in the consumer price index or 3 percent. Under generally accepted accounting principles, the Company is required to report these scheduled rent increases on a straight line basis over the 12 year term of the renewal period.
Effective August 11, 2007, as described in Note 3, the Company completed the SMSA Acquisition in which it acquired the leases and leasehold interests in the SMSA facilities which are leased from a subsidiary of Omega. In connection with this acquisition, the Company amended the Master Lease to include the seven SMSA facilities (“SMSA Amendment”). The substantive terms of the SMSA lease, including payment provisions and lease period including renewal options were not changed by the amendment. The lease terms for the seven SMSA facilities provide for an initial term and renewal periods at the Company’s option through May 31, 2025. The lease provides for annual increases in lease payments equal to the increase in the consumer price index, not to exceed 2.5%.
The Master Lease requires the Company to fund annual capital expenditures related to the leased facilities at an amount currently equal to $380 per licensed bed. The Florida Lease (discussed below) currently requires that we spend $357 per bed, per year on capital expenditures. These amounts are subject to adjustment for increases in the Consumer Price Index. The Company is in compliance with the capital expenditure requirements. Total required capital expenditures during the remaining lease term and renewal options are $32,572,000. These capital expenditures are being depreciated on a straight-line basis over the initial lease term.
Upon expiration of the Master Lease or in the event of a default under the Master Lease, the Company is required to transfer all of the leasehold improvements, equipment, furniture and fixtures of the leased facilities to Omega. The assets to be transferred to Omega are being depreciated on a straight-line basis over the shorter of the remaining lease term or estimated useful life, and will be fully depreciated upon the expiration of the lease.
As described in Note 8, the Company has issued a letter of credit of approximately $8,117,000 as a security deposit for all of the Company’s leases with Omega.
The 2006 Lease Amendment together with an earlier amendment in 2005 provide financing of up to $10,000,000 to be used to fund renovations to several nursing centers leased from Omega. The annual base rent related to these facilities is increased to reflect the amount of capital improvements made to the respective facilities as the related expenditures are made. The increase is based on a rate of 10.25% per year of the amount financed under this amendment. The amendments also included provisions to amend certain professional liability insurance requirements of the master lease agreement in order to cure certain defaults under the Master Lease agreement. As of December 31, 2007, the Company had incurred expenditures of $7,961,000 for these improvements.

Single Facility Lease
Effective November 1, 2007, the Company entered into a short term single facility lease with Omega for a 102 bed skilled nursing center in Texas, and is evaluating the possibility of entering into an agreement with Omega for the construction of a replacement facility. It is anticipated that the Company would supervise construction, with funding provided by Omega. Upon completion of construction, the Company would lease the facility from Omega under a lease agreement with an initial term of five years, with renewal options through 2035.
Florida Leases
Effective April 1, 2003, the Company entered into a lease for four nursing centers in Florida that had previously been managed by the Company under management contracts. Omega holds mortgages on these properties and the Company makes the lease payments directly to Omega. Through December 31, 2005, the lease provided for additional rent to be imposed based on the profitability of the facilities. The Company evaluated such additional rentals each quarter and recorded additional expense of $412,000 in 2005.
In December 2005, the term of the lease was extended through February 2010. The lease provides for annual increases equal to the lesser of two times the consumer price index or 3.0% in subsequent years. The amendment eliminated the additional rents imposed based on the profitability of the facilities beginning January 1, 2006. The Company is recording all scheduled rent increases as additional lease expense on a straight-line basis over the remaining lease term.
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
Reserve for Estimated Self-Insured Professional Liability Claims
Because the Company’s actual liability for existing and anticipated claims will exceed the Company’s limited insurance coverage, the Company has recorded total liabilities for professional liability and other claims of $20,675,000 as of December 31, 2007. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis.
The Company records its estimated liability for these professional liability claims based on the results of a third-party actuarial analysis. Each quarter, amounts are added to the accrual for estimates of anticipated liability for claims incurred during that period. These estimates are assessed and adjusted quarterly as claims are actually reported, as lawsuits are filed, and as those actions are actually resolved. As indicated by the chart of reserves by policy year set forth below, final determination of the Company’s actual liability for claims incurred in any given period is a process that takes years. At each quarter end, the Company records any revisions in estimates and differences between actual settlements and reserves, with changes in estimated losses being recorded in the consolidated statements of income in the period identified. Any increase in the accrual decreases income in the period and any reduction in the accrual increases income during the period.
Although the Company retains Willis to assist management in estimating the appropriate accrual for these claims, professional liability claims are inherently uncertain, and the liability associated with anticipated claims is very difficult to estimate. As a result, the Company’s actual liabilities may vary significantly from the accrual, and the amount of the accrual has and may continue to fluctuate by a material amount in any given quarter. Each change in the amount of this accrual will directly affect the Company’s reported earnings and financial position for the period in which the change in accrual is made. A significant judgment entered against the Company in one or more legal actions could have a material adverse impact on the Company’s financial position and cash flows.
The following summarizes the Company’s accrual for professional liability and other claims for each policy year as of the end of the period:

	December 31,
	2007	2006
Policy Year End March 9, 2008	$5,134,000	$—
2007	7,625,000	6,992,000
2006	4,757,000	7,629,000
2005	2,339,000	6,042,000
2004	500,000	3,228,000
2003 and earlier	320,000	1,826,000

	$20,675,000	$25,717,000

The Company’s cash expenditures for self-insured professional liability costs were $2,776,000, $3,361,000, and $4,111,000 for 2007, 2006 and 2005, respectively.
Other Insurance
With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. The Company is completely self-insured for workers’ compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. The Company has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate. The liability recorded by the Company for the self-insured obligations under these plans is $362,000 as of December 31, 2007.
From June 30, 2003 until June 30, 2007, the Company entered into workers’ compensation insurance programs that provided coverage for claims incurred, with premium adjustments depending on incurred losses. The Company accounts for premium expense under these policies based on its estimate of the level of claims expected to be incurred. As of December 31, 2007, the Company has recorded estimated premium refunds due under these programs totaling approximately $1,234,000 included in “insurance refunds receivable” in the accompanying balance sheet. Any adjustments of future premiums for workers’ compensation policies and differences between actual settlements and reserves for self-insured obligations are included in expense in the period finalized. Effective July 1, 2007, the Company entered into a guaranteed cost policy for workers’ compensation insurance under which expense will be equal to the premium paid. As a result, there will be no refunds associated with this new policy.
The Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $1,138,000 at December 31, 2007. The differences between actual settlements and reserves are included in expense in the period finalized.

Employment Agreements
The Company has employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.5 times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change in control of the Company (as defined). The maximum contingent liability under these agreements is approximately $1,860,000 as of December 31, 2007. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by the employee or the Company. In addition, upon the occurrence of any triggering event, these certain members of management may elect to require the Company to purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of the Company’s common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of the Company’s common stock on December 31, 2007, the maximum contingent liability for the repurchase of the equity grants is approximately $1,637,000. No amounts have been accrued for this contingent liability.
Health Care Industry and Legal Proceedings
The health care industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government health care program participation requirements, reimbursement for patient services, quality of resident care and Medicare and Medicaid fraud and abuse. Over the last several years, government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of fraud and abuse statutes and regulations as well as laws and regulations governing quality of care issues in the skilled nursing profession in general. Violations of these laws and regulations could result in exclusion from government health care programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Compliance with such laws and regulations is subject to ongoing government review and interpretation, as well as regulatory actions which may be unknown or unasserted at this time. The Company is involved in regulatory actions of this type from time to time. Additionally, changes in these laws and regulations, such as reimbursement policies of Medicare and Medicaid programs as a result of budget cuts by federal and state governments or other legislative and regulatory actions, could have a material adverse effect on the industry and the Company’s financial position, results of operations, and cash flows.
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
As of December 31, 2007, the Company is engaged in 24 professional liability lawsuits. Seven lawsuits are currently scheduled for trial within the next year, and it is expected that additional cases will be set for trial during the period. The ultimate results of any of the Company’s professional liability claims and disputes cannot be predicted. The Company has limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against the Company in one or more of these legal actions could have a material adverse impact on the Company’s financial position and cash flows. The Company expects to pay material sums to settle and defend pending and future claims, which could also have a material adverse impact on its financial position and cash flows.
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
Reimbursement
Certain per person annual Medicare Part B reimbursement limits on therapy services became effective January 1, 2006. Subject to certain exceptions, the limits impose a $1,810 per patient annual ceiling on physical and speech therapy services, and a separate $1,810 per patient annual ceiling on occupational therapy services. The Centers for Medicare and Medicaid Services (“CMS”) established an exception process to permit therapy services in certain situations, and the majority of services the Company provided were reimbursed under the exceptions. In December 2007, Congress passed the Medicare, Medicaid and SCHIP Extension Act of 2007, which includes an extension of the existing exceptions process through June 30, 2008. If the exception process is discontinued after June 2008, it is expected that the reimbursement limitations will reduce therapy revenues and negatively impact the Company’s operating results and cash flows.
In December 2006, Congress passed the Tax Relief and Health Care Act of 2006 (TRHCA). The TRHCA reduces the maximum federal matching under the Medicare provider assessments to 5.5% of aggregate Medicaid outlays. This reduction in funding will become effective for fiscal years beginning after January 1, 2008. This change is not expected to have a material impact on the Company.
Congress has implemented an annual market basket adjustment designed to increase Medicare reimbursement for the effects of inflation. CMS issued a final rule which included a 3.3% market basket adjustment increase effective October 1, 2007. The actual amount of the market basket adjustment is based on several factors and varies for each individual center. The market basket adjustment is estimated to have resulted in an average increase in revenue of approximately of approximately 4.0% for the Company’s facilities as a group, increasing the Company’s revenue by approximately $0.3 million per month.
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
Reduction in health care spending has become a national priority in the United States, and the field of health care regulation and reimbursement is a rapidly evolving one. President Bush’s proposed 2009 budget includes a reduction in Medicare spending by $183 billion over five years, including a reduction of $17 billion to skilled nursing facilities. The proposed budget would freeze payments to nursing centers in 2009. The Company is unable to predict whether the President’s proposed budget will be adopted, what, if any, reform proposals or reimbursement limitations will be implemented in the future, or the effect such changes would have on the Company’s operations. For the year ended December 31, 2007, the Company derived 31.2% and 55.7% of its total patient and resident revenues related to continuing operations from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on the Company’s profitability.
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

15.	QUARTERLY FINANCIAL INFORMATION (Unaudited)

Selected quarterly financial information for each of the quarters in the years ended December 31, 2007 and 2006 is as follows:

	Quarter
2007	First	Second	Third	Fourth
Net revenues	$54,592,000	$55,381,000	$63,884,000	$71,204,000

Professional liability expense (benefit)(1)	423,000	(3,378,000)	(6,000)	1,298,000

Net income from continuing operations	1,380,000	4,261,000	2,021,000	1,824,000

Income (loss) from discontinued operations	(19,000)	(17,000)	(72,000)	9,000

Net income for common stock	$1,275,000	$4,158,000	$1,863,000	$1,747,000

Basic net income per common share:
Net income from continuing operations	$0.22	$0.71	$0.33	$0.30
Loss from discontinued operations	—	—	(0.01)	—

Net income per common share	$0.22	$0.71	$0.32	$0.30

Diluted net income per common share:
Net income from continuing operations	$0.21	$0.68	$0.32	$0.28
Income (loss) from discontinued operations	—	—	(0.02)	0.01

Net income per common share	$0.21	$0.68	$0.30	$0.29

(1)	The Company’s quarterly results are significantly affected by the amounts recorded for professional liability expense, as discussed further in Note 14. The amount of expense (benefit) recorded for professional liability in each quarter of 2007 is set forth in the table above.

	Quarter
2006	First	Second	Third	Fourth
Net revenues	$52,647,000	$53,423,000	$53,394,000	$55,189,000

Professional liability expense (benefit)(1)	(2,276,000)	(3,982,000)	782,000	122,000

Net income from continuing operations(2)
	6,703,000	3,668,000	9,589,000	2,435,000

Loss from discontinued operations	(12,000)	(222,000)	(145,000)	(72,000)

Net income for common stock	$6,608,000	$3,361,000	$9,358,000	$2,277,000

Basic net income per common share:
Net income from continuing operations	$1.15	$0.62	$1.64	$0.40
Loss from discontinued operations	—	(0.04)	(0.02)	(0.01)

Net income per common share	$1.15	$0.58	$1.62	$0.39

Diluted net income per common share:
Net income from continuing operations	$1.03	$0.55	$1.41	$0.38
Income (loss) from discontinued operations	(0.01)	(0.03)	(0.02)	(0.01)

Net income per common share	$1.02	$0.52	$1.39	$0.37

(1)	The Company’s quarterly results are significantly affected by the amounts recorded for professional liability expense, as discussed further in Note 14. The amount of expense (benefit) recorded for professional liability in each quarter of 2006 is set forth in the table above.

(2)	Net income includes income tax benefit of $729,000, $387,000, $7,972,000 and $408,000 for the first, second, third and fourth quarters, respectively, as further discussed in Note 13.

Exhibit
Number	Description of Exhibits

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-76150 on Form S-1).

3.2	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.5 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 33-76150 on Form S-1).

3.4	Bylaw Amendment adopted November 5, 2007.

3.5	Amendment to Certificate of Incorporation dated March 23, 1995 (incorporated by reference to Exhibit A of Exhibit 1 to the Company’s Form 8-A filed March 30, 1995).

3.6	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.4 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company’s Registration Statement No. 33-76150 on Form S-1).

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

*10.6	Amendment to 1994 Incentive and Non-Qualified Stock Plan for Key Personnel (incorporated by reference to Exhibit A to the Company’s Schedule 14A filed March 31, 1997).

*10.7	Amendment to 1994 Non-Qualified Stock Option Plan for Directors (incorporated by reference to Exhibit A to the Company’s Schedule 14A filed April 19, 1996).

*10.8	Amendment No. 3 Advocat Inc. 1994 Incentive and Nonqualified Stock Option Plan For Key Personnel (incorporated by reference to Exhibit A to the Company’s Schedule 14A filed April 3, 1998).

10.9
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

10.10
Consolidated Amended and Restated Master Lease dated November 8, 2000, effective October 1, 2000, between Sterling Acquisition Corp. (as Lessor) and Diversicare Leasing Corp. (as Lessee) (incorporated by reference to Exhibit 10.84 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.11
Management Agreement effective October 1, 2000, between Diversicare Leasing Corp. and Diversicare Management Services Co. (incorporated by reference to Exhibit 10.85 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.12
Amended and Restated Security Agreement dated as of November 8, 2000 between Diversicare Leasing Corp and Sterling Acquisition Corp. (incorporated by reference to Exhibit 10.86 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

Exhibit
Number	Description of Exhibits

10.13
Security Agreement dated as of November 8, 2000 between Sterling Health Care Management, Inc. and Sterling Acquisition Corp. (incorporated by reference to Exhibit 10.87 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.14
Guaranty given as of November 8, 2000 by Registrant, Advocat Finance, Inc., Diversicare Management Services Co., in favor of Sterling Acquisition Corp. (incorporated by reference to Exhibit 10.88 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.15
Reaffirmation of Obligations (Florida Managed Facilities) by Registrant and Diversicare Management Services Co. to and for the benefit of Omega Healthcare Investors (incorporated by reference to Exhibit 10.89 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.16
Revenue Sharing Agreement as of the 30 day of September, 2001, by and among Advocat Inc., Diversicare Leasing Corp., Omega Healthcare Investors, Inc. and OHI Sunshine, Inc. (incorporated by reference to Exhibit 10.125 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.17
First Amendment to Consolidated Amended and Restated Master lease dated September 30, 2001 by and between Sterling Acquisition Corp and Diversicare Leasing Corporation. (incorporated by reference to Exhibit 10.126 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.18
Purchase and Sale Agreement dated as of the 25th day of July, 2002 by and between Diversicare Leasing Corp. and Sterling Healthcare, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

*10.19
Amended and Restated Employment Agreement dated as of March 28, 2003, by and among Advocat Inc., a Delaware corporation, and William R. Council, III (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.20
Share Purchase Agreement dated as of August 25, 2003 by and between Diversicare Leasing Corp., a Tennessee corporation, Advocat Inc., a Delaware corporation, Diversicare Canada Management Services Co., Inc., an Ontario corporation, and DCMS Holdings Inc., an Ontario corporation (incorporated by reference to Annex A to the Company’s Proxy Statement filed October 6, 2003).

10.21
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

10.22
Master Lease Agreement dated as of May 1, 2003 by and between Emerald-Cedar Hills, Inc. Emerald-Golfview, Inc., Emerald-Southern Pines, Inc. and Emerald-Golfcrest, Inc. and Senior Care Florida Leasing, LLC(incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.23
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

10.24
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

10.25
Purchase and Sale Agreement dated as of 4th day of November, 2004, by and between McKesson Medical-Surgical Minnesota Supply Inc. a Minnesota corporation, Advocat Distribution Services, Inc., a Tennessee corporation and Diversicare Management Services, Inc. (incorporated by reference to Exhibit 10.121 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.26
Purchase and Sale Agreement made and entered into as of the 14th day of November, 2003 with Addendum dated as of October 14, 2004 by and between Diversicare Assisted Living Services NC II, LLC, a Delaware limited liability company, and Margaret Sutton (incorporated by reference to Exhibit 10.122 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.27
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

10.28
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

10.29
Second Amendment to Consolidated Amended and Restated Master Lease dated as of June 15, 2005 by and between Sterling Acquisition Corp. and Diversicare Leasing Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.30
Purchase and Sale Agreement dated July 5, 2005 by and between Osborne F. Wilson Development Corp., Inc. and a subsidiary of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.31
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

10.32
First Amendment to Amended and Restated Master Lease Agreement dated as of December 31, 2005 by and between Florida Lessor-Emerald, Inc. and Senior Care Florida Leasing, LLC. (incorporated by reference to Exhibit 10.147 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.33
First Amendment to Master Lease Agreement dated as of December 31, 2005 by and between Emerald-Cedar Hills, Inc., Emerald-Golfview, Inc., Emerald-Southern Pines, Inc. and Emerald-Golfcrest, Inc. and Senior Care Florida Leasing, LLC. (incorporated by reference to Exhibit 10.148 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

*10.36
Amended and Restated Employment Agreement dated as of March 31, 2006, by and among Advocat Inc., a Delaware corporation, and William R. Council, III (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006).

*10.37
Employment Agreement dated as of March 31, 2006, by and among Advocat Inc., a Delaware corporation, and Raymond L. Tyler. (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006).

Exhibit
Number	Description of Exhibits

*10.38
Employment Agreement dated as of March 31, 2006, by and among Advocat Inc., a Delaware corporation, and L. Glynn Riddle. (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006).

10.39
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

10.40
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

10.41
Loan Agreement dated as of the 7th day of August, 2006, by and between certain subsidiaries of the Registrant and Capmark Finance Inc., formerly known as GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006).

10.42
Promissory Note dated August 7, 2006 in the amount of $22,500,000 issued by certain subsidiaries of the Registrant to Capmark Finance Inc. (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006).

10.43
Payment and Performance Guaranty Agreement effective as of the 7th day of August, 2006, by Advocat Inc., for the benefit of Capmark Finance Inc., formerly known as GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006).

10.44
Restructuring Stock Issuance and Subscription Agreement dated as of October 20, 2006 between Advocat Inc. and Omega Healthcare Investors, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed October 24, 2006).

10.45
Third Amendment to Consolidated Amended and Restated Master Lease executed as of October 20, 2006, to be effective as of October 1, 2006 by and between Sterling Acquisition Corp. and Diversicare Leasing Corporation (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed October 24, 2006).

Exhibit
Number	Description of Exhibits

10.46
Subordinated Promissory Note in the amount of $2,533,614.53 issued to Omega HealthCare Investors Inc. dated as of October 1, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed October 24, 2006).

10.47
Fourth Amendment to Consolidated Amended and Restated Master Lease executed and delivered as of April 1, 2007 by and between Sterling Acquisition Corp., a Kentucky corporation, and Diversicare Leasing Corp., a Tennessee corporation (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2007).

10.48
Operations Transfer Agreement effective as of July 20, 2007, by and among certain subsidiaries of the Company, and Senior Management Services of America North Texas, Inc., a Texas corporation, Senior Management Services of Estates at Fort Worth, Inc., a Texas corporation, Senior Management Services of Doctors at Dallas, Inc., a Texas corporation, Senior Management Services of Humble, Inc., a Texas corporation, Senior Management Services of Katy, Inc., a Texas corporation, Senior Management Services of Treemont, Inc., a Texas corporation, Senior Management Services of Heritage Oaks at Ballinger, Inc., a Texas corporation, and Senior Management Services of Normandy at San Antonio, Inc., a Texas corporation (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007).

10.49
Loan and Security Agreement made as of August 10, 2007, between Diversicare Leasing Corp., a Tennessee corporation, and Bridge Associates LLC, as trustee for the SMSA Creditors’ Trust, a Texas trust. (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007).

10.50
Loan and Security Agreement dated as of August 10, 2007, is by and among the Company and certain subsidiaries and LaSalle Bank National Association, a national banking association (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007).

10.51
Guaranty dated as of August 10, 2007, by Advocat Inc., a Delaware corporation to and for the benefit of LaSalle Bank National Association, a national banking association (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007).

10.52
Revolving Credit Note dated August 10, 2007 in the principal amount of $21,000,000.00 from the Company and certain subsidiaries to LaSalle Bank National Association, a national banking association (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007).

10.53
Term Loan Note dated August 10, 2007 in the principal amount of $16,500,000.00 from the Company and certain subsidiaries to LaSalle Bank National Association, a national banking association (incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007).

Exhibit
Number	Description of Exhibits

10.54
Fifth Amendment to Consolidated Amended and Restated Master Lease dated as of August 10, 2007 by and between Sterling Acquisition Corp., a Kentucky corporation and Diversicare Leasing Corp., a Tennessee corporation (incorporated by reference to Exhibit 10.7 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007).

10.56	First Amendment to Loan Agreement dated as of December 18, 2007, by and among the Company and certain subsidiaries and LaSalle Bank National Association, a national banking association.

21	Subsidiaries of the Registrant.

23.1	Consent of BDO Seidman.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).
*	Indicates management contract or compensatory plan or arrangement.

ADVOCAT INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
OF CONTINUING OPERATIONS
(in thousands)

Column A	Column B	Column C			Column D	Column E
		Additions			Deductions
	Balance
	at	Charged				Balance
	Beginning	to	Charged		(Write-offs)	at
	of	Costs and	to Other		net of	End of
Description	Period (1)	Expenses	Accounts(1)	Other	Recoveries	Period

Year ended December 31, 2007:
Allowance for doubtful accounts	$2,122	$1,089	$23	$—	$(1,076)	$2,158

Year ended December 31, 2006:
Allowance for doubtful accounts	$1,722	$1,610	$4	$—	$(1,214)	$2,122

Year ended December 31, 2005:
Allowance for doubtful accounts	$1,712	$1,557	$167	$—	$(1,714)	$1,722

(1)	As discussed in Note 9 of the Consolidated Financial Statements, the Company has presented the results of certain divestiture and lease termination transactions as discontinued operations. These transactions generally resulted in the surrender of property and equipment in the facilities, but did not result in the sale of accounts receivable or other current assets or the assumption of current liabilities or debt. Accordingly, such current assets and liabilities were not reclassified to discontinued operations.

S-1

ADVOCAT INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Column A	Column B	Column C					Column D		Column E
		Additions					Deductions
	Balance at	Charged							Balance
	Beginning	to		Charged					at
	of	Costs and		to Other					End of
Description	Period	Expenses		Accounts (2)	Other		Payments		Period

Year ended December 31, 2007:

Professional Liability Reserve	$25,717	$(2,278	)(1)	$12	$—		$(2,776	)(4)	$20,675

Workers Compensation Reserve	$474	$12		$—	$—		$(124)		$362

Health Insurance Reserve	$932	$6,705		$15	$—		$(6,514)		$1,138

Year ended December 31, 2006:

Professional Liability Reserve	$34,527	$(5,962	)(1)	$513	$—		$(3,361	)(4)	$25,717

Workers Compensation Reserve	$560	$(3)		$—	$—		$(83)		$474

Health Insurance Reserve	$963	$5,591		$61	$—		$(5,683)		$932

Year ended December 31, 2005:

Professional Liability Reserve	$42,900	$(5,139	)(1)	$561	$316	(3)	$(4,111	)(4)	$34,527

Workers Compensation Reserve	$557	$226		$6	$—		$(229)		$560

Health Insurance Reserve	$1,346	$4,604		$50	$—		$(5,037)		$963

S-2

(1)	Amounts charged to costs and expenses are negative during the years presented in this table as a result of downward revisions in previous estimates of the Company’s anticipated professional liability costs.

(2)	As discussed in Note 9 of the Consolidated Financial Statements, the Company has presented the results of certain divestiture and lease termination transactions as discontinued operations. The amounts charged to Other Accounts represent the amounts charged to discontinued operations.

(3)	Other amounts represent reimbursements received by the Company for costs incurred in connection with professional liability claims of certain homes it managed under management contracts.

(4)	Payments include amounts paid for claims settled during the period as well as payments made under promissory notes and other structured arrangements for claims settled in earlier periods.

S-3