Form 10-Q
period 2008-03-31
ADVOCAT INC
filed 2008-05-07
CIK 919956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
CHECK ONE:

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2008
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and a “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐           Accelerated filer ☒           Non-accelerated filer ☐           Smaller reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☒
5,668,987
(Outstanding shares of the issuer’s common stock as of May 1, 2008)

Part I. FINANCIAL INFORMATION
INTERIM CONSOLIDATED BALANCE SHEETS
INTERIM CONSOLIDATED STATEMENTS OF INCOME
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
PART II — OTHER INFORMATION
EX-10.1 Sixth Amendment to Consolidated Amended and restated Master Lease dated March 14, 2008, by and between Sterling Acquisition Corp., a Kentucky corporation, and Diversicare Leasing Corp.
EX-10.2 Second Amendment to Loan Agreement and Joinder dated as of March 14, 2008, is by and among Diversicare Paris, LLC, a Delaware limited liability company, those certain entities set forth
EX-31.1 Section 302 Certification of the CEO
EX-31.2 Section 302 Certification of the CFO
EX-32 Section 906 Certification of the CEO and CFO

Part I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
ADVOCAT INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$10,289	$11,658
Receivables, less allowance for doubtful accounts of $2,539 and $2,158, respectively	26,139	26,444
Current portion of note receivable	608	629
Prepaid expenses and other current assets	3,037	2,130
Insurance refunds receivable	—	1,234
Deferred income taxes	2,746	2,110

Total current assets	42,819	44,205

PROPERTY AND EQUIPMENT, at cost	66,200	64,294
Less accumulated depreciation	(35,094)	(34,091)
Discontinued operations, net	1,455	1,455

Property and equipment, net	32,561	31,658

OTHER ASSETS:
Deferred income taxes	16,130	16,568
Note receivable, net of current portion	4,880	4,983
Deferred financing and other costs, net	1,185	1,239
Other assets	2,072	1,945
Acquired leasehold interest, net	9,414	9,492

Total other assets	33,681	34,227

	$109,061	$110,090

(Continued)

ADVOCAT INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(continued)

	March 31,	December 31,
	2008	2007
	(Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt	$2,094	$1,942
Trade accounts payable	5,239	6,636
Accrued expenses:
Payroll and employee benefits	10,642	11,360
Current portion of self-insurance reserves	7,161	4,597
Income taxes payable	1,608	393
Other current liabilities	2,837	3,600

Total current liabilities	29,581	28,528

NONCURRENT LIABILITIES:
Long-term debt, less current portion	31,868	32,513
Self-insurance reserves, less current portion	13,499	17,578
Other noncurrent liabilities	9,905	9,137

Total noncurrent liabilities	55,272	59,228

COMMITMENTS AND CONTINGENCIES

SERIES C REDEEMABLE PREFERRED STOCK
$.10 par value, 5,000 shares authorized, issued and outstanding, including premium of $4,247 and $4,672 at March 31, 2008 and December 31, 2007, respectively.	9,165	9,590

SHAREHOLDERS’ EQUITY:
Series A preferred stock, authorized 200,000 shares,	—	—
$.10 par value, none issued and outstanding
Common stock, authorized 20,000,000 shares, $.01 par value, 5,901,000 and 5,878,000 shares issued, and 5,723,000 and 5,804,000 shares outstanding, respectively	59	59
Treasury stock at cost, 178,000 and 74,000 shares of Common stock, respectively	(1,923)	(817)
Paid-in capital	16,206	15,804
Retained earnings (accumulated deficit)	701	(2,302)

Total shareholders’ equity	15,043	12,744

	$109,061	$110,090

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2008	2007
PATIENT REVENUES, net	$71,466	$54,592

EXPENSES:
Operating	55,536	41,743
Lease	5,704	4,596
Professional liability	(1,043)	423
General and administrative	4,559	4,144
Depreciation and amortization	1,242	909

Total expenses	65,998	51,815

OPERATING INCOME	5,468	2,777

OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	(229)	47
Interest income	160	251
Interest expense	(831)	(816)

	(900)	(518)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	4,568	2,259
PROVISION FOR INCOME TAXES	(1,467)	(879)

NET INCOME FROM CONTINUING OPERATIONS	3,101	1,380

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Operating income (loss), net of taxes of $(7) and $11, respectively	(12)	16
Loss on sale, net of taxes of $0 and $(23), respectively	—	(35)

DISCONTINUED OPERATIONS	(12)	(19)

NET INCOME	3,089	1,361
PREFERRED STOCK DIVIDENDS	(86)	(86)

NET INCOME FOR COMMON STOCK	$3,003	$1,275

NET INCOME PER COMMON SHARE:
Per common share — basic
Continuing operations	$0.52	$0.22
Discontinued operations	—	—

	$0.52	$0.22

Per common share — diluted
Continuing operations	$0.50	$0.21
Discontinued operations	—	—

	$0.50	$0.21

WEIGHTED AVERAGE COMMON SHARES:
Basic	5,754	5,870

Diluted	6,017	6,126

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,089	$1,361
Discontinued operations	(12)	(19)

Net income from continuing operations	3,101	1,380
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,242	909
Provision for doubtful accounts	556	110
Deferred income tax provision (benefit)	(198)	350
Provision for (benefit from) self-insured professional liability, net of cash payments	(1,413)	(472)
Stock based compensation	178	69
Amortization of deferred balances	129	69
Provision for leases in excess of cash payments	466	583
Foreign currency transaction (gain) loss	229	(47)
Non-cash interest income	(33)	(30)
Changes in other assets and liabilities affecting operating Activities:
Receivables, net	(323)	755
Prepaid expenses and other assets	328	850
Trade accounts payable and accrued expenses	(1,765)	(1,532)

Net cash provided by continuing operations	2,497	2,994
Discontinued operations	(12)	40

Net cash provided by operating activities	2,485	3,034

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,067)	(1,737)
Decrease in cash restricted for capital expenditures	—	662
Deposits and other deferred balances	(150)	(113)

Net cash used by continuing operations	(2,217)	(1,188)
Discontinued operations	(49)	—

Net cash used by investing activities	(2,266)	(1,188)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(493)	(1,617)
Financing costs	(4)	—
Repurchase of common stock	(1,106)	—
Proceeds from exercise of stock options	224	27
Payment of preferred stock dividends	(86)	(86)
Payment for preferred stock restructuring	(123)	(86)

Net cash used by financing activities	(1,588)	(1,762)

(Continued)

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)
(continued)

	Three Months Ended March 31,
	2008	2007
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(1,369)	$84
CASH AND CASH EQUIVALENTS, beginning of period	11,658	12,344

CASH AND CASH EQUIVALENTS, end of period	$10,289	$12,428

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$733	$707

Cash payments of income taxes	$435	$176

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
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
As of March 31, 2008, the Company’s continuing operations consist of 50 nursing centers with 5,773 licensed nursing beds and 66 assisted living units. The Company’s continuing operations include nine owned nursing centers and 41 leased nursing centers. The Company’s continuing operations include centers in Alabama, Arkansas, Florida, Kentucky, Ohio, Tennessee, Texas and West Virginia.
2. BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The interim consolidated financial statements for the three month periods ended March 31, 2008 and 2007, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the Company’s financial position at March 31, 2008 and the results of operations and cash flows for the three month periods ended March 31, 2008 and 2007. The Company’s consolidated balance sheet at December 31, 2007 was derived from the Company’s audited consolidated financial statements as of December 31, 2007.
The results of operations for the three month periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
3. ACQUISITION
Effective August 11, 2007, the Company purchased the leasehold interests and operations of seven skilled nursing facilities from Senior Management Services of America North Texas, Inc. (“SMSA” or “SMSA Acquisition”) for a price of approximately $9,957,000, including approximately $8,570,000 in cash, the assumption of approximately $862,000 in liabilities, and transaction costs of $525,000. These facilities include 1,266 licensed nursing beds, with 1,105 nursing beds currently available for use. The SMSA facilities had unaudited revenues of approximately $52.1 million for the year ended December 31, 2006. The SMSA facilities are in the Company’s existing geographic and operational footprint and are expected to contribute to the Company’s growth strategy and existing base of operations.

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
The following table summarizes the preliminary purchase price allocation of the net assets acquired at the date of acquisition:

Current assets	$70,000
Property and equipment	132,000
Deferred tax asset	116,000
Acquired leasehold interest intangible	9,639,000

Total assets acquired	9,957,000
Current liabilities	862,000

Total net assets acquired	$9,095,000

The purchase price allocation resulted in an acquired leasehold interest intangible asset of approximately $9,639,000. The intangible asset is subject to full amortization over the remaining life of the lease, including renewal periods, a period of approximately 28 years. Amortization expense of approximately $88,000 related to this intangible asset was recorded during the three months ended March 31, 2008.
4. AMENDMENT TO MASTER LEASE AGREEMENT FOR REPLACEMENT FACILITY
In November 2007, the Company entered into a short-term, single facility lease with Omega for an existing 102 bed skilled nursing center in Paris, Texas, and undertook an evaluation of the feasibility of entering into an agreement with Omega for the construction of a replacement facility. On March 14, 2008, the Company entered into an amendment to its Master Lease with Omega to provide for the construction and lease of the new facility. Upon the completion of the construction of the replacement facility, the existing building will be closed and the single facility lease terminated.
Under the terms of the lease amendment, Omega will provide funding and the Company will supervise the construction of the facility. Construction is expected to begin during the second quarter of 2008, with completion expected in mid-2009. Rent will commence upon completion of the project, but no later than August 2009. Once construction is completed, annual rent will be equal to 10.25% of the total cost of the replacement facility, including direct costs of construction, carrying costs during the construction period, furnishings and equipment, land cost and the value of the related skilled nursing facility license. The total cost of the replacement facility is expected to be approximately $6.8 million. Costs incurred in excess of $7 million, if any, will be borne by the Company. The lease amendment provides for renewal options with respect to the new facility through 2035.
The replacement facility will be subject to the requirements of the Company’s current master lease, with certain exceptions for capital spending requirements. At the fifth anniversary of the completion of the construction of the replacement facility, the Company may terminate the lease, at its sole option. If the Company elects to continue the lease, annual rentals for this facility will be increased by an amount equal to one half of the amount of the cash flow of the facility, as defined, in excess of 1.2 times the then existing rent, effective as of the start of the sixth year after the completion of the building.
5. INSURANCE MATTERS
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
The Company has essentially exhausted all general and professional liability insurance available for claims asserted prior to March 10, 2007. For claims made during the period from March 10, 2007 through March 9, 2009, the Company maintains insurance with coverage limits of $100,000 per medical incident and total annual aggregate policy coverage limits of $500,000.
Reserve for Estimated Self-Insured Professional Liability Claims-
Because the Company anticipates that its actual liability for existing and anticipated claims will exceed the Company’s limited professional liability insurance coverage, the Company has recorded total liabilities for professional liability and other claims of $19,262,000 as of March 31, 2008. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis.
The Company records its estimated liability for these professional liability claims based on the results of a third-party actuarial analysis prepared by the Actuarial Division of Willis of Tennessee, Inc. (“Willis”). Each quarter, amounts are added to the accrual for estimates of anticipated liability for claims incurred during that period. These estimates are assessed and adjusted quarterly as claims are actually reported, as lawsuits are filed, and as those actions are actually resolved. As indicated by the chart of reserves by policy year set forth below, final determination of the Company’s actual liability for claims incurred in any given period is a process that takes years. At each quarter end, the Company records any revisions in estimates and differences between actual settlements and reserves, with changes in estimated losses being recorded in the consolidated statements of income in the period identified. Any increase in the accrual decreases income in the period, and any reduction in the accrual increases income during the period.

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
The following summarizes the Company’s accrual for professional liability and other claims for each policy year as of the end of the period:

	March 31,	December 31,
	2008	2007
Policy Year End March 9,
2009	$390,000	$—
2008	5,085,000	5,134,000
2007	7,069,000	7,625,000
2006	4,032,000	4,757,000
2005	1,866,000	2,339,000
2004 and earlier	820,000	820,000

	$19,262,000	$20,675,000

The Company’s cash expenditures for self-insured professional liability costs were $216,000 and $743,000 for the three months ended March 31, 2008 and 2007, respectively. In April 2008, the Company entered into individual agreements to settle eight professional liability cases for a total of $4,950,000, including $200,000 paid from insurance proceeds. The settlements will be paid in installments from April 2008 through January 2009. The settlement amounts for these claims were fully accrued as of March 31, 2008, and included in the accrual for professional liability claims. In addition to these settlement payments, the Company will have throughout the year additional cash expenditures for other settlements and self-insured professional liability costs.
Other Insurance-
With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. The Company is completely self-insured for workers compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. The Company has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate. The liability recorded by the Company for the self-insured obligations under these plans is $363,000 as of March 31, 2008.
From June 30, 2003 until June 30, 2007, the Company’s workers compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. The Company accounts for premium expense under these policies based on its estimate of the level of claims expected to be incurred, and had recorded insurance refunds receivable of $1,234,000 as of December 31, 2007. During the three months ended March 31, 2008, the Company received the proceeds of these insurance refunds. Any adjustments of future premiums for workers compensation policies and differences between actual settlements and reserves for self-insured obligations are included in expense in the period finalized. Effective July 1, 2007, the

Company obtained a guaranteed cost policy for workers compensation insurance, under which expense will be equal to the premiums paid. As a result, there will be no premium refunds associated with this new policy.
The Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $1,036,000 at March 31, 2008. The differences between actual settlements and reserves are included in expense in the period finalized.
6. STOCK-BASED COMPENSATION
In March 2008 the Compensation Committee of the Board of Directors approved the grant of 107,700 Stock only Stock Appreciation Rights (“SOSARs”) at an exercise price of $10.88, the market price of the Company’s common stock on the date the SOSARs were granted. The SOSARs will vest one-third on the first, second, and third anniversaries of the grant date. As a result of the SOSARs granted the Company recorded an additional $27,000 in stock-based compensation expense for the three months ended March 31, 2008. As of March 31, 2008, there was approximately $943,000 of remaining compensation costs related to these 2008 SOSARs granted to be recognized over the remaining vesting period. The Company estimated the total recognized and unrecognized compensation using the Black-Scholes-Merton (“BSM”) option valuation model.
This non-cash expense is included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. The Company recorded total stock-based compensation expense of $178,000 and $69,000 in the three month periods ended March 31, 2008 and 2007, respectively.
In computing the fair value of these SOSARs, the Company estimated the SOSARs expected term based on the average of the vesting term and the original contractual terms of the grants, consistent with the interpretive guidance in SAB 107 and SAB 110 (the “Simplified Method”). The Company continues to use the Simplified Method since the Company’s exercise history is not representative of the expected term of the SOSARs granted in 2008. The Company’s recent exercise history is primarily from options granted in 2005 that were vested at grant date and were significantly in-the-money due to an increase in stock price during the period between grant date and formal approval by shareholders, and from older options granted several years ago that had fully vested.
7. RECLASSIFICATIONS
Certain amounts in the Company’s 2007 consolidated financial statements have been reclassified to conform to the 2008 presentation.
8. DISCONTINUED OPERATIONS
Effective March 31, 2007 the Company terminated operations at its leased facility in Eureka Springs, Arkansas. The owner of the property, a subsidiary of Omega Healthcare Investors, Inc., sold the property and the Company cooperated in an orderly transition to the new owner.
The facility had low occupancy and operated at a loss. The facility had been leased subject to the Omega master lease. Under the terms of that lease, the master lease rental payment was not reduced. This facility accounted for revenues of approximately $586,000 in the three month period ended March 31, 2007.
The Company owns real estate related to an assisted living facility it closed in 2006 that is held for sale.
In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has reclassified the operations of this facility and the real estate described above as discontinued operations for all periods presented in the Company’s consolidated financial statements.
9. EARNINGS PER COMMON SHARE
Information with respect to basic and diluted net income per common share is presented below:

	Three Months Ended
	March 31,
	2008	2007
Net income per common share:
Per common share — basic
Income from continuing operations	$0.52	$0.22
Income (loss) from discontinued operations
Operating income, net of taxes	—	0.01
Loss on sale, net of taxes	—	(0.01)

Discontinued operations, net of taxes	—	—

Net income	$0.52	$0.22

Per common share — diluted
Income from continuing operations	$0.50	$0.21
Income (loss) from discontinued operations
Operating income, net of taxes	—	0.01
Loss on sale, net of taxes	—	(0.01)

Discontinued operations, net of taxes	—	—

Net income	$0.50	$0.21

The impact of the weighted average SOSARs outstanding were not included in the computation of diluted earnings per common share because these securities would have been anti-dilutive.
10. LONG-TERM DEBT
The Company has a $15,000,000 revolving credit facility that provides for revolving credit loans as well as the issuance of letters of credit. There are limits on the maximum amount of loans that may be outstanding under the revolver based on borrowing base restrictions. The revolver has a term of three years and bears interest at the Company’s option of LIBOR plus 2.25% or the bank’s prime lending rate. Annual fees for letters of credit issued under this revolver are 2.25% of the amount outstanding. The Company has a letter of credit of approximately $8,117,000 to serve as a security deposit for the Company’s leases with Omega. Considering the balance of eligible accounts receivable at March 31, 2008, the letter of credit and the current maximum loan amount of $15,000,000, the balance available for revolving credit loans as of March 31, 2008 was $6,883,000. As of March 31, 2008, the Company had no borrowings outstanding under the revolving credit facility.

The Company’s debt agreements require additional payments from proceeds received upon certain asset dispositions and excess cash flows, as defined in the debt agreements. In addition, the Company’s debt agreements allow for voluntary prepayments of principal outstanding, and during 2007, the Company made voluntary prepayments of $3,000,000. These prepayments reduce the required amounts that must be paid in the future from excess cash flows and asset dispositions. During the three months ended March 31, 2008 the Company would have been required to pay $2,255,000 in additional payments from excess cash flow and amounts realized related to collateral had the Company not made the voluntary prepayments. Based on the Company’s operating results for the three months ended March 31, 2008, the Company will be required to make a mandatory prepayment based on excess cash flows of approximately $346,000 in March 2009.
The Company’s debt agreements contain various financial covenants the most restrictive of which relate to cash flow, debt service coverage ratios, liquidity and limits on the payment of dividends to shareholders. The Company is in compliance with such covenants at March 31, 2008.
11. INCOME TAXES
In periods prior to 2001, the Company generated tax credits under the Work Opportunity Tax Credit program totaling approximately $328,000. As the Company was incurring taxable losses in those years the Company did not record tax assets related to these credits. During the three months ending March 31, 2008 the Company recorded these carryforward credits as deferred tax assets, as the Company anticipates using them to reduce its taxes payable in 2008. The impact of recording these assets reduced the effective tax rate for the three months ending March 31, 2008.

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
As of March 31, 2008, our continuing operations consist of 50 nursing centers with 5,773 licensed nursing beds and 66 assisted living units. As of March 31, 2008, our continuing operations included nine owned nursing centers and 41 leased nursing centers.
Acquisitions and New Lease. Effective August 11, 2007, we purchased the leasehold interests and operations of seven skilled nursing facilities from SMSA for a price of approximately $10.0 million. Effective November 1, 2007, we entered into an agreement to lease a single facility in Texas from a subsidiary of Omega. Together, these facilities are referred to as the “New Texas Facilities.”
Divestitures. We have undertaken certain divestitures through sale of assets and lease terminations. The divested operations have generally been poor performing properties. Effective March 31, 2007, we terminated operations at a leased facility in Arkansas. The owner of the facility sold the property and we cooperated in an orderly transition to the new owner. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our consolidated financial statements have been reclassified to reflect this divestiture as discontinued operations.
Basis of Financial Statements. Our patient revenues consist of the fees charged for the care of patients in the nursing centers we own and lease. Our operating expenses include the costs, other than lease, professional liability, depreciation and amortization expenses, incurred in the operation of the nursing centers we own and lease. Our general and administrative expenses consist of the costs of the corporate office and regional support functions. Our interest, depreciation and amortization expenses include all such expenses across the range of our operations.
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
Revenues
Patient Revenues
The fees we charge patients in our nursing centers are recorded on an accrual basis. These rates are contractually adjusted with respect to individuals receiving benefits under federal and state-funded programs and other third-party payors. Our net revenues are derived substantially from Medicare, Medicaid and other government programs (approximately 85.1% and 87.9% for the three month periods ended March 31, 2008 and 2007, respectively). Medicare intermediaries make retroactive adjustments based on changes in allowed claims. In addition, certain of the states in which we operate require complicated detailed cost reports which are subject to review and adjustments. In the opinion of management, adequate provision has been made for adjustments that may result from such reviews. Retroactive adjustments, if any, are recorded when objectively determinable, generally within three years of the close of a reimbursement year depending upon the timing of appeals and third-party settlement reviews or audits.
Allowance for Doubtful Accounts
We evaluate the collectability of our accounts receivable by reviewing current agings of accounts receivable, historical collections data and other factors. As a percentage of revenue, our provision for doubtful accounts was approximately 0.8% and 0.2% for the three month periods ended March 31, 2008 and 2007, respectively. Historical bad debts have generally resulted from uncollectible private pay balances, some uncollectible coinsurance and deductibles and other factors. Receivables that are deemed to be uncollectible are written off.
Professional Liability and Other Self-Insurance Reserves
Accrual for Professional and General Liability Claims-
Because our actual liability for existing and anticipated professional liability and general liability claims will exceed our limited insurance coverage, we have recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $19.3 million as of March 31, 2008. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of related legal costs incurred and expected to be incurred. All losses are projected on an undiscounted basis.
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

	March 31,	December 31,
	2008	2007
Policy Year End March 9,
2009	$390,000	$—
2008	5,085,000	5,134,000
2007	7,069,000	7,625,000
2006	4,032,000	4,757,000
2005	1,866,000	2,339,000
2004 and earlier	820,000	820,000

	$19,262,000	$20,675,000

The Company’s cash expenditures for self-insured professional liability costs were $216,000 and $743,000 for the three months ended March 31, 2008 and 2007, respectively. In April 2008, the Company entered into individual agreements to settle eight professional liability cases for a total of $5.0 million, including $200,000 paid from insurance proceeds. The settlements will be paid in installments from April 2008 through January 2009. The settlement amounts for these claims were fully accrued as of March 31, 2008, and were included in the accrual for professional liability claims. In addition to these settlement payments, we will have additional cash expenditures throughout the year for other settlements and self-insured professional liability costs.
Although we retain a third-party actuarial firm to assist us, professional and general liability claims are inherently uncertain, and the liability associated with anticipated claims is very difficult to estimate. As a result, our actual liabilities may vary significantly from the accrual, and the amount of the accrual has and may continue to fluctuate by a material amount in any given quarter.
Professional liability costs are material to our financial position, and changes in estimates as well as differences between estimates and the ultimate amount of loss may cause a material fluctuation in our reported results of operations. Our professional liability expense was negative $1.0 million for the three month period ended March 31, 2008, compared to an expense of $423,000 for the three months ended March 31, 2007, with negative amounts representing net benefits resulting from downward revisions in previous estimates. These amounts are material in relation to our reported net income from continuing operations for the related periods of $3.1 million and $1.4 million, respectively. The total liability recorded at March 31, 2008, was $19.3 million, compared to current assets of $42.8 million and total assets of $109.1 million. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
Accrual for Other Self-Insured Claims-
From June 30, 2003 until June 30, 2007, our workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments on incurred losses. We account for premium expense under these policies based on our estimate of the level of claims expected to be incurred and had recorded insurance refunds receivable of $1.2 million as of December 31, 2007. During the three months ended March 31, 2008, we received the proceeds of these insurance refunds. Any adjustments of future premiums for workers’ compensation policies and differences between actual settlements and reserves for self-insured obligations are included in expense in the period finalized. Effective July 1, 2007, we entered into a guaranteed cost policy for workers’ compensation insurance, under which expense will be equal to the premiums paid. As a result, there will be no premium refunds associated with this new policy.
We are self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually under a self insurance plan. We provide reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate, based on known claims and estimates of unknown claims based on historical information. The liability for reported claims and estimates for incurred but unreported claims is $1.0 million at March 31, 2008. The differences between actual settlements and reserves are included in expense in the period finalized. Our reserves for health insurance benefits can fluctuate materially from one year to the next depending on the number of significant health issues of our covered employees and their dependants.
Asset Impairment
We evaluate our property and equipment on a quarterly basis to determine if facts and circumstances suggest that the assets may be impaired or that the estimated depreciable life of the asset may need to be changed such as significant physical changes in the property, significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows of the property. The need to recognize an impairment is based on estimated undiscounted future cash flows from a property compared to the carrying value of that property. If recognition of an impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property. We did not record any asset impairments in the three month periods ended March 31, 2008 and 2007. If our estimates or assumptions with respect to a property change in the future, we may be required to record additional impairment charges for our assets.
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
Stock-Based Compensation
We recognize compensation cost for all share-based payments granted after January 1, 2006 on a straight-line basis over the vesting period. We calculated the recognized and unrecognized stock-based compensation using the Black-Scholes-Merton option valuation method, which requires us to use certain key assumptions to develop the fair value estimates. These key assumptions include expected volatility, risk-free interest rate, expected dividends and expected term. During the three month periods ended March 31, 2008 and 2007, we recorded charges of approximately $0.2 million and $0.1 million, respectively, in stock-based compensation. Stock-based compensation expense is a non-cash expense, and such amounts are included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees.
Income Taxes
We determine deferred tax assets and liabilities based upon differences between financial reporting and tax bases of assets and liabilities and measure them using the enacted tax laws that will be in effect when the differences are expected to reverse. We maintain a valuation allowance of approximately $0.9 million to reduce deferred tax assets by the amount we believe is more likely than not to not be utilized through the turnaround of existing temporary differences, future earnings, or a combination thereof. In future periods, we will continue to assess the need for and adequacy of the remaining valuation allowance.

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
Medicare and Medicaid Reimbursement
A significant portion of our revenues are derived from government-sponsored health insurance programs. Our nursing centers derive revenues under Medicaid, Medicare, private pay and other third party sources. We employ specialists in reimbursement at the corporate level to monitor regulatory developments, to comply with reporting requirements, and to ensure that proper payments are made to our operated nursing centers. It is generally recognized that all government-funded programs have been and will continue to be under cost containment pressures, but the extent to which these pressures will affect our future reimbursement is unknown.
Certain per person annual Medicare Part B reimbursement limits on therapy services became effective January 1, 2006. Subject to certain exceptions, the current limits impose a $1,810 per patient annual ceiling on physical and speech therapy services, and a separate $1,810 per patient annual ceiling on occupational therapy services. The Centers for Medicare and Medicaid Services (“CMS”) established an exception process to permit therapy services in certain situations, and the majority of services provided by us are reimbursed under the exceptions. In December 2007, Congress passed the Medicare, Medicaid and SCHIP Extension Act of 2007, which includes an extension of the existing exceptions process through June 30, 2008. If the exception process is discontinued after June 2008, it is expected that the reimbursement limitations will reduce therapy revenues and negatively impact our operating results and cash flows.
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
Reduction in health care spending has become a national priority in the United States, and the field of health care regulation and reimbursement is a rapidly evolving one. On May 1, 2008, CMS issued a draft regulation that would reduce Medicare payments to skilled nursing facilities by approximately 0.3%, effective October 1, 2008. The decrease is the net effect of a 3.3% decrease intended to correct CMS forecasting errors that resulted when the current Resource Utilization Group (RUG) system went into effect in 2006, partially offset by an inflation increase as measured by the SNF “market basket.” The proposed rule is expected to be finalized in late July 2008 and remains subject to further change.
Effective January 1, 2008, the state of Florida enacted Medicaid reductions that reduced our Medicaid revenues by approximately $0.1 million per quarter. The state recently passed a budget that is expected to result in a further reduction in our Medicaid rates effective July 1, 2008. We believe the combined effect of these reductions will be approximately $0.2 million per quarter beginning July 1, 2008.
We are unable to predict whether the proposed CMS rule will be adopted, what, if any, reform proposals or reimbursement limitations will be implemented in the future, or the effect such changes would have on our operations. For the three months ended March 31, 2008, we derived 32.5% and 52.6% of our total patient and resident revenues related to continuing operations from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on our profitability.
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
Licensure and other Health Care Laws
All our nursing centers must be licensed by the state in which they are located in order to accept patients, regardless of payor source. In most states, nursing homes are subject to certificate of need laws, which require us to obtain government approval for the construction of new nursing homes or the addition of new licensed beds to existing homes. Our nursing centers must comply with detailed statutory and regulatory requirements on an ongoing basis in order to qualify for licensure, as well as for certification as a provider eligible to receive payments from the Medicare and Medicaid programs. Generally, the requirements for licensure and Medicare/Medicaid certification are similar and relate to quality and adequacy of personnel, quality of medical care, record keeping, dietary services, resident rights, and the physical condition of the facility and the adequacy of the equipment used therein. Each facility is subject to periodic inspections, known as “surveys” by health care regulators, to determine compliance with all applicable licensure and certification standards. Such requirements are both subjective and subject to change. If the survey concludes that there are deficiencies in compliance, the facility is subject to various sanctions, including but not limited to monetary fines and penalties, suspension of new admissions, non-payment for new admissions and loss of licensure or certification. Generally, however, once a facility receives written notice of any compliance deficiencies, it may submit a written plan of correction and is given a reasonable opportunity to correct the deficiencies. There can be no assurance that, in the future, we will be able to maintain such licenses and certifications for our facilities or that we will not be required to expend significant sums in order to comply with regulatory requirements.
Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of March 31, 2008, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

		1 year	2 to 3	4 to 5	After
Contractual Obligations	Total	or less	Years	Years	5 Years
Long-term debt obligations (1)	$40,311	$4,151	$10,308	$25,852	$—
Settlement Obligations (2)	$4,905	$4,905	$—	$—	$—
Series C Preferred Stock (3)	$5,778	$344	$5,434	$—	$—
Elimination of Preferred Stock Conversion feature (4)	$7,211	$687	$1,374	$1,374	$3,776
Operating leases	$618,813	$21,390	$43,714	$44,448	$509,261
Required capital expenditures under mortgage loans (5)	$816	$245	$490	$81	$—
Required capital expenditures under operating leases (6)	$30,528	$955	$1,876	$1,849	$25,848

Total	$708,362	$32,677	$63,196	$73,604	$538,885

(1)	Long-term debt obligations include scheduled future payments of principal and interest of long-term debt.

(2)	Settlement obligations relate to professional liability cases settled in 2008 that will be paid in installments through January 2009. The liabilities are included in our current portion of self insurance reserves.

(3)	Series C Preferred Stock includes quarterly dividend payments and redemption value at preferred shareholder’s earliest redemption date.

(4)	Payments for the elimination of preferred stock conversion feature.

(5)	Includes annual expenditure requirements for capital maintenance under mortgage loan covenants.

(6)	Includes annual capital expenditure requirements under operating leases.
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.5 times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change of control of the Company (as defined). The maximum contingent liability under these agreements is approximately $2.0 million as of March 31, 2008. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by us or the employee. In addition, upon the occurrence of any triggering event, those certain members of management may elect to require that we purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of our common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of our stock on March 31, 2008, the maximum contingent liability for the repurchase of the equity grants is approximately $1.6 million. No amounts have been accrued for this contingent liability.

Results of Operations
The following tables present the unaudited interim statements of income and related data for the three month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,
(in thousands)	2008	2007	Change	%
PATIENT REVENUES, net	$71,466	$54,592	$16,874	30.9

EXPENSES:
Operating	55,536	41,743	13,793	33.0
Lease	5,704	4,596	1,108	24.1
Professional liability	(1,043)	423	(1,466)	(346.6)
General and administrative	4,559	4,144	415	10.0
Depreciation and amortization	1,242	909	333	36.6

Total expenses	65,998	51,815	14,183	27.4

OPERATING INCOME	5,468	2,777	2,691	96.9

OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	(229)	47	(276)	(587.2)
Interest income	160	251	(91)	(36.3)
Interest expense	(831)	(816)	(15)	(1.8)

	(900)	(518)	(382)	(73.7)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	4,568	2,259	2,309	102.2
PROVISION FOR INCOME TAXES	(1,467)	(879)	(588)	(66.9)

NET INCOME FROM CONTINUING OPERATIONS	$3,101	$1,380	1,721	124.7

Percentage of Net Revenues	Three Months Ended
	March 31,
	2008	2007
PATIENT REVENUES, net	100.0%	100.0%

EXPENSES:
Operating	77.7	76.5
Lease	8.0	8.4
Professional liability	(1.5)	0.8
General and administrative	6.4	7.6
Depreciation and amortization	1.7	1.6

Total expenses	92.3	94.9

OPERATING INCOME	7.7	5.1

OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	(0.3)	0.1
Interest income	0.2	0.4
Interest expense	(1.2)	(1.5)

	(1.3)	(1.0)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	6.4	4.1
PROVISION FOR INCOME TAXES	(2.1)	(1.6)

NET INCOME FROM CONTINUING OPERATIONS	4.3%	2.5%

As a supplement to the tables above, the following table presents the unaudited statements of income from continuing operations before income taxes and related data for the three month periods ended March 31, 2008 and 2007 on a same center basis, excluding the effects of the New Texas Facilities and discontinued operations.

SAME CENTER	Three Months Ended March 31,
(in thousands)	2008	2007	Change	%
PATIENT REVENUES, net	$58,543	$54,592	3,951	7.2
EXPENSES:
Operating	44,212	41,743	2,469	5.9
Lease	4,702	4,596	106	2.3
Professional liability	(969)	423	(1,392)	(329.1)
General and administrative	4,321	4,144	177	4.3
Depreciation and amortization	981	909	72	7.9

Total expenses	53,247	51,815	1,432	2.8

OPERATING INCOME	5,296	2,777	2,519	90.7
OTHER INCOME (EXPENSE):
Foreign currency transaction gain	(229)	47	(276)	(587.2)
Interest income	160	251	(91)	(36.3)
Interest expense	(657)	(816)	159	19.5

	(726)	(518)	(208)	(40.2)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	4,570	2,259	2,311	102.3
Three Months Ended March 31, 2008 Compared With Three Months Ended March 31, 2007
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
Patient Revenues. Patient revenues increased to $71.5 million in 2008 from $54.6 million in 2007, an increase of $16.9 million, or 30.9%. Revenues related to the New Texas Facilities were $12.9 million in 2008. Same center patient revenues increased to $58.5 million in 2008 from $54.6 million in 2007, an increase of $3.9 million, or 7.2%. This increase is primarily due to Medicare rate increases, increased Medicaid rates in certain states and increased private pay and managed care rates and census, partially offset by the effects of lower Medicare census.
The following table summarizes key revenue and census statistics for continuing operations for each period and segregates effects of the New Texas Facilities:

	Three Months Ended
	March 31,
	2008	2007
Skilled nursing occupancy:
Same center	78.3%	78.3%
New Texas Facilities	64.9%	N/A
Total continuing operations	75.1%	78.3%
Medicare census as percent of total:
Same center	13.9%	14.8%
New Texas Facilities	13.3%	N/A
Total continuing operations	13.7%	14.8%
Medicare revenues as percent of total:
Same center	31.9%	32.3%
New Texas Facilities	35.6%	N/A
Total continuing operations	32.5%	32.3%
Medicaid revenues as percent of total:
Same center	54.4%	55.6%
New Texas Facilities	44.2%	N/A
Total continuing operations	52.6%	55.6%
Medicare average rate per day:
Same center	$379.48	$339.21
New Texas Facilities	$394.01	N/A
Total continuing operations	$382.35	$339.21
Medicaid average rate per day:
Same center	$143.75	$137.21
New Texas Facilities	$112.74	N/A
Total continuing operations	$138.02	$137.21
On a same center basis, the Company’s average rate per day for Medicare Part A patients increased 11.9% in 2008 compared to 2007 as a result of annual inflation adjustments and the acuity levels of Medicare patients in our nursing centers, as indicated by RUG level scores, which were higher in 2008 than in 2007. Our average rate per day for Medicaid patients increased 4.8% in 2008 compared to 2007 as a result of increasing patient acuity levels, certain state increases to offset minimum wage adjustments and other rate increases in certain states.
Operating expense. Operating expense increased to $55.5 million in 2008 from $41.7 million in 2007, an increase of $13.8 million, or 33.0%. Operating expense related to the New Texas Facilities was $11.3 million in 2008. Same center operating expense increased to $44.2 million in 2008 from $41.7 million in 2007, an increase of $2.5 million, or 5.9%. This increase is primarily attributable to cost increases related to wages and benefits and an increase in bad debt expense. On a same center basis, operating expense decreased to 75.5% of revenue in 2008, compared to 76.5% of revenue in 2007. The decrease in same center operating expense as a percentage of revenue was due to the effects of increases in Medicare and Medicaid rates.
The largest component of operating expenses is wages, which increased to $32.9 million in 2008 from $24.8 million in 2007, an increase of $8.1 million, or 33.0%. Wages related to the New Texas Facilities were approximately $6.8 million. Same center wages increased approximately $1.4 million, or 5.5%, primarily due to increases in wages as a result of competitive labor markets in most of the areas in which we operate, regular merit and inflationary raises for personnel (increase of approximately 3.7% for the period), and labor costs associated with increases in patient acuity levels. Although overall Medicare census declined, the acuity levels of the Company’s patients, as indicated by RUG level scores, were higher than in 2007, resulting in greater costs to care for these patients.
In addition to increased wages, bad debt expense and employee health insurance costs were higher. Bad debt expense was $0.3 million higher in 2008 compared to 2007 on a same center basis. During 2007, bad debt expense was lower due to better than expected collections experience. Employee health insurance costs were approximately $0.3 million higher in 2008 compared to 2007 on a same center basis. The Company is self insured for the first $150,000 in claims per employee each year. Employee health insurance costs can vary significantly from year to year.
Lease expense. Lease expense increased to $5.7 million in 2008 from $4.6 million in 2007. Lease expense related to the New Texas Facilities was $1.0 million for 2008. Same center lease expense increased to $4.7 million in 2008 from $4.6 million in 2007. There was an increase in lease expense of $0.1 million resulting from rent increases for lessor funded property renovations.
Professional liability. Professional liability in 2008 was a benefit of $1.0 million, compared to an expense of $0.4 million in 2007, a decrease in expense of $1.4 million. Professional liability expense related to the New Texas Facilities was a benefit of $0.1 million. Our cash expenditures for professional liability costs were $0.2 million and $0.7 million for 2008 and 2007, respectively. These cash expenditures can fluctuate from year to year. During 2008, our total recorded liabilities for self-insured professional liability declined to $19.3 million at March 31, 2008, down from $20.7 million at December 31, 2007.
General and administrative expense. General and administrative expense increased to $4.6 million in 2008 from $4.1 million in 2007, an increase of $0.5 million or 10.0%. As a percentage of revenue, general and administrative expense decreased to 6.4% in 2008 from 7.6% in 2007. General and administrative expense related to the New Texas Facilities was $0.2 million in 2008. Same center general and administrative expense increased to $4.3 million in 2008 from $4.1 million in 2007, an increase of $0.2 million, or 4.3%. Compensation costs increased by approximately $0.2 million, including normal merit and inflationary increases and new positions added to improve marketing, operating and financial controls. Non-cash stock based compensation expense was approximately $0.1 million higher in 2008. These increases were offset by a decrease in incentive compensation expense of $0.3 million. The remaining increase is due to higher travel costs and professional fees.
Depreciation and amortization. Depreciation and amortization expense was approximately $1.2 million in 2008 and $0.9 million in 2007. The increase in 2008 is primarily due to depreciation and amortization expenses related to the New Texas Facilities.
Foreign currency transaction gain (loss). A foreign currency transaction loss of $229,000 was recorded in 2008, compared to a gain of $47,000 in 2007. Such gains and losses result primarily from foreign currency translation of a note receivable from the sale of our Canadian operations in 2004.
Interest expense. Interest expense remained constant at $0.8 million in 2008 and 2007. The effects of additional borrowings to complete the SMSA Acquisition were offset by principal payments made during 2007 and 2008, the effects of lower interest rates following our refinancing transaction in 2007, and reductions in interest resulting from a decrease in variable interest rates during the periods.
Income from continuing operations before income taxes; income from continuing operations per common share. As a result of the above, continuing operations reported income before income taxes of $4.6 million in 2008 compared to $2.3 million in 2007. The provision for income taxes was $1.5 million in 2008, an effective rate of 32.1%, compared to $0.9 million in 2007, an effective rate of 38.9%. In periods prior to 2001, we generated tax credits under the Work Opportunity Tax Credit program totaling approximately $0.3 million. As we were incurring taxable losses in those years we did not record tax assets related to these credits. During the three months ending March 31, 2008 we recorded these carryforward credits as deferred tax assets as we anticipate using them to reduce our taxes payable in 2008. The impact of recording these assets reduced the effective tax rate for the three months ending March 31, 2008. The basic and diluted income per common share from continuing operations were $0.52 and $0.50, respectively, in 2008, as compared to a basic and diluted income per common share from continuing operations of $0.22 and $0.21, respectively, in 2007.
Income from discontinued operations. As discussed in the overview at the start of Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have completed certain divestitures and have reclassified our consolidated financial statements to present these divestitures as discontinued operations for all periods presented. Operating loss of discontinued operations, net of taxes, was approximately $12,000 in 2008, compared to a gain of $16,000 in 2007. The disposition of discontinued operations and completions of lease terminations resulted in no gain or loss in 2008 and a loss of $35,000, net of taxes, in 2007.
Liquidity and Capital Resources
Capital Resources
As of March 31, 2008, we had $34.0 million of outstanding borrowings, including $2.1 million in payments scheduled to be made in the next twelve months. Based on our 2008 year to date results, we will be required to make a mandatory prepayment based on excess cash flows of approximately $0.3 million in March 2009.
In August 2007, we entered into an agreement with a bank for a $16.5 million term loan to finance the SMSA acquisition and repay certain existing indebtedness. The term loan has an interest rate of LIBOR plus 2.5%, a maturity of five years, and principal payments based on a ten year amortization, with additional payments based on cash flow from operations and amounts realized related to certain collateral. The term loan is secured by receivables and all other unencumbered assets of the company, including land held for sale, insurance refunds receivable and notes receivable. This term loan has an outstanding balance of $11.9 million as of March 31, 2008.
The bank loan agreement also includes a $15 million revolving credit facility that provides for revolving credit loans as well as the issuance of letters of credit. The revolver is secured by accounts receivable and provided for a maximum draw of up to $15 million. There are limits on the maximum amount of loans that may be outstanding under the revolver based on borrowing base restrictions. The revolver has a term of three years and bears interest at our option of LIBOR plus 2.25% or the bank’s prime lending rate. Annual fees for letters of credit issued under this revolver are 2.25% of the amount outstanding. We have issued a letter of credit of approximately $8.1 million to serve as a security deposit for our leases with Omega. Considering the balance of eligible accounts receivable at March 31, 2008, the letter of credit and the current maximum loan of $15 million, the balance available for future revolving credit loans would be $6.9 million. Such amounts are available to fund the working capital needs of this transaction and future expansion opportunities. As of March 31, 2008, we had no borrowings outstanding under our revolving credit facility.
Our debt agreements contain various financial covenants the most restrictive of which relate to cash flow, debt service coverage ratios, liquidity and limits on the payment of dividends to shareholders. We are in compliance with such covenants at March 31, 2008.

New Facility Construction
In November 2007, we entered into a short-term, single facility lease with Omega for an existing 102 bed skilled nursing center in Paris, Texas, and undertook an evaluation of the feasibility of entering into an agreement with Omega for the construction of a replacement facility. On March 14, 2008, we entered into an amendment to our Master Lease with Omega to provide for the construction and lease of the new facility. Upon the completion of the construction of the replacement facility, the existing building will be closed and the single facility lease terminated.
Under the terms of the lease amendment, Omega will provide funding and we will supervise the construction of the facility. Construction is expected to begin during the second quarter of 2008, with completion expected in mid-2009. Rent will commence upon completion of the project, but no later than August 2009. Once construction is completed, annual rent will be equal to 10.25% of the total cost of the replacement facility, including direct costs of construction, carrying costs during the construction period, furnishings and equipment, land cost and the value of the related skilled nursing facility license. The total cost of the replacement facility is expected to be approximately $6.8 million. We will bear all costs, if any, in excess of $7 million. The lease amendment provides for renewal options with respect to the new facility through 2035.
The replacement facility will be subject to the requirements of our current master lease, with certain exceptions for capital spending requirements. At the fifth anniversary of the completion of the construction of the replacement facility, we may terminate the lease at our sole option. If we elect to continue the lease, annual rentals for this facility will be increased by an amount equal to one half of the amount of the cash flow of the facility, as defined, in excess of 1.2 times the then existing rent, effective as of the start of the sixth year after the completion of the building.
Share Repurchase
In November 2007, the Company’s Board of Directors authorized the repurchase of up to $2.5 million of our common stock pursuant to a plan under Rule 10b5-1 and in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. As of November 1, 2007, there were approximately 5.9 million shares of common stock outstanding.
Share repurchases under this program are authorized through the earlier of one year from November 6, 2007 or the repurchase of the full amount authorized to be repurchased under the plan, subject to conditions specified in the plan. Repurchases may be made through open market or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations and are funded from available working capital. The share repurchase program may be terminated at any time without prior notice. During the three months ending March 31, 2008, we spent $1.1 million to repurchase 103,600 shares of our common stock, and during April, we completed purchases under our plan. Since the inception of the plan in November 2007 we have purchased a total of 231,800 shares for $2.5 million. See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”
Professional Liability
We have numerous pending liability claims, disputes and legal actions for professional liability and other related issues. For several years, due to our past claim experience and increasing cost of claims throughout the long-term care industry, the premiums paid by us for professional liability and other liability insurance exceeded the coverage purchased so that it cost more than $1 to purchase $1 of insurance coverage. For this reason, effective March 9, 2001, we purchased professional liability insurance coverage for our facilities that, based on historical claims experience, was substantially less than the amount required to satisfy claims that were incurred. As a result, we have been effectively self-insured. We have essentially exhausted all general and professional liability insurance available for claims first asserted prior to March 10, 2007. For claims made during the period from March 10, 2007 through March 9, 2009, we maintain insurance coverage limits of $100,000 per medical incident and total annual aggregate policy coverage limits of $500,000.
As of March 31, 2008, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred but unreported claims of $19.3 million. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows. In April 2008, we entered into individual agreements to settle eight professional liability cases for a total of $5.0 million, including $200,000 paid from insurance proceeds. These settlements will be paid in installments from April 2008 through January 2009. The settlement amounts for these claims were fully accrued as of March 31, 2008. The defense of and settlements related to other pending claims will require additional cash expenditures.
Liquidity
Net cash provided by operating activities of continuing operations totaled $2.5 million and $3.0 million in 2008 and 2007, respectively. Discontinued operations used cash of $12,000 in 2008 and provided cash of $40,000 in 2007.
Investing activities of continuing operations used cash of $2.2 million and $1.2 million in 2008 and 2007, respectively. These amounts primarily represent cash used for purchases of property, plant and equipment. We have used between $3.4 million and $6.8 million for capital expenditures of continuing operations in each of the three calendar years ended December 31, 2007. The capital expenditures we made during 2007 were driven by three projects or initiatives that totaled $3.6 million of the $6.8 million spent in total. We spent $0.6 million and $0.8 million at owned facilities in Arkansas and Texas, respectively, as well as $2.2 million at our New Texas facilities. Such expenditures were primarily for facility improvements and equipment, which were financed principally through working capital. For the year ending December 31, 2008, we anticipate that capital expenditures for improvements and equipment for our existing facility operations will be higher as we complete facility renovations and significant projects at certain owned and leased facilities. We expect to use approximately $4.0 million of working capital for facility renovation projects in 2008. Discontinued operations used cash of $49,000 in 2008 and there were no cash flows from investing activities of discontinued operations in 2007.
Financing activities of continuing operations used cash of $1.6 million and $1.8 million in 2008 and 2007, respectively. The cash used resulted from the repayment of debt obligations in both years as well as the repurchase of $1.1 million of our common stock in 2008. There were no cash flows from financing activities of discontinued operations in 2008 or 2007. No interest costs or debt were allocated to discontinued operations.
Facility Renovations
During 2005, we began an initiative to complete strategic renovations of certain facilities to improve occupancy, quality of care and profitability. We developed a plan to begin with those facilities with the greatest potential for benefit, and began the renovation program during the third quarter of 2005. As of March 31, 2008, we have completed renovation projects at eight facilities and have two additional renovation projects in progress, with expected completion by the third quarter of 2008.
A total of $11.3 million has been spent on these renovation programs to date, with $9.1 million spent on facilities leased from Omega and $2.2 million spent on owned facilities. The amounts spent on the facilities leased from Omega have been financed through increased rent and are not reflected as capital expenditures. We expect the two projects currently in progress will use financing provided by Omega, and we intend to finance future renovation projects with working capital.

For the seven facilities with renovations completed before the beginning of the first quarter 2008 compared to the last twelve months prior to the commencement of renovation, average occupancy increased from 64.6% to 71.9% in the first quarter of 2008, and Medicare census increased from 12.8% to 14.1% in the first quarter of 2008. No assurance can be given that these facilities will continue to show such occupancy or revenue mix improvement or that the other renovated facilities will experience similar improvements.
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
Accounts receivable attributable to patient services of continuing operations totaled $28.3 million at March 31, 2008, compared to $27.9 million at December 31, 2007, representing approximately 36 and 37 days revenue in accounts receivable at each period end, respectively. The New Texas Facilities resulted in an increase in accounts receivable of approximately $8.2 million and $8.8 million at March 31, 2008 and December 31, 2007, respectively. As part of the procedural Medicare and Medicaid change of ownership process, payments from Medicaid and Medicare for these facilities were temporarily delayed, and $3.8 million and $4.7 million of the increase in receivables at March 31, 2008 and December 31, 2007, respectively, were due to these delays. The majority of the remaining payments from Medicare and Medicaid are expected to be collected during the second quarter of 2008. Excluding these payor delays, our days revenue in accounts receivable are 32 days and 31 days as of March 31, 2008 and December 31, 2007, respectively.
The allowance for bad debt was $2.5 million at March 31, 2008, compared to $2.2 million at December 31, 2007. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.
Inflation
We do not believe that our operations have been materially affected by inflation. We expect salary and wage increases for our skilled staff to continue to be higher than average salary and wage increases, as is common in the health care industry.
Off-Balance Sheet Arrangements
We had letters of credit outstanding of approximately $8.1 million as of March 31, 2008, which serves as a security deposit for our facility leases with Omega. The letters of credit were in connection with our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility.

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This new standard provides guidance for using fair value to measure assets and liabilities and establishes a fair value hierarchy that prioritizes the information used to develop the measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The provisions of SFAS No. 157 were effective for us beginning January 1, 2008. The adoption of SFAS No. 157 did not have an impact on our financial position, results of operations or cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115” (SFAS No. 159”). The new standard permits entities to choose to measure many financial instruments and certain other items at fair value. Most provisions of SFAS No. 159 will only impact those entities that elect the fair value option or have investments accounted for under FASB Statement No. 115. The provisions of SFAS No. 159 were effective for us beginning January 1, 2008. The adoption of this new standard did not have an impact on our financial position.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree as well as the goodwill acquired or gain recognized in a bargain purchase. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. We are currently assessing the impact, if any, the new standard will have on our financial position, results of operations and cash flows.
Forward-Looking Statements
The foregoing discussion and analysis provides information deemed by management to be relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007. Certain statements made by or on behalf of us, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those contemplated by the forward-looking statements made herein. In addition to any assumptions and other factors referred to specifically in connection with such statements, other factors, many of which are beyond our ability to control or predict, could cause our actual results to differ materially from the results expressed or implied in any forward-looking statements including, but not limited to, our ability to integrate the acquired skilled nursing facilities into our business and achieve the anticipated cost savings, our ability to successfully construct and operate the Paris replacement facility, changes in governmental reimbursement, government regulation and health care reforms, the increased cost of borrowing under our credit agreements, ability to control ultimate professional liability costs, the accuracy of our estimate of our anticipated professional liability expense, the impact of future licensing surveys, the outcome of regulatory proceedings alleging violations of laws and regulations governing quality of care or violations of other laws and regulations applicable to our business, our ability to control costs, changes to our valuation of deferred tax assets, changes in occupancy rates in our facilities, changing economic conditions as well as others. Investors also should refer to the risks identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as risks identified in Part II. “Item 1A. Risk Factors” below for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the Company’s business plans and prospects. Such cautionary statements identify important factors that could cause our actual results to materially differ from those projected in forward-looking statements. In addition, we disclaim any intent or obligation to update these forward-looking statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of March 31, 2008, we had outstanding borrowings of approximately $34.0 million, all of which are at variable rates of interest. In the event that interest rates were to change 1%, the impact on future cash flows would be approximately $0.3 million annually, representing the impact of increased or decreased interest expense on variable rate debt.
We have a note receivable denominated in Canadian dollars related to the sale of our Canadian operations. This note is currently recorded on our balance sheet at $5.5 million US based on the outstanding balance of the note and the exchange rate as of March 31, 2008. We also have recorded certain liabilities of $0.3 million US that are denominated in Canadian dollars. The carrying value of the note and the liabilities in our financial statements will be increased or decreased each period based on fluctuations in the exchange rate between US and Canadian currencies, and the effect of such changes will be included as income or loss in our income statements in the period of change. In the three month periods ended March 31, 2008 and 2007, we reported transaction gains (losses) of $(229,000) and $47,000, respectively, as a result of the effect of changes in the currency exchange rates on this note and liabilities. A further change of 1% in the exchange rate between US and Canadian currencies would result in a corresponding increase or decrease to earnings of approximately $52,000.
ITEM 4. CONTROLS AND PROCEDURES
Advocat, with the participation of our principal executive and financial officers has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2008. Based on this evaluation, the principal executive and financial officers have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has been no change (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that has occurred during our fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of March 31, 2008, we were engaged in 26 professional liability lawsuits. Four lawsuits are currently scheduled for trial within the next year and we expect that additional cases will be set for trial during this period. In April 2008, we entered into individual agreements to settle eight of these professional liability cases for $5.0 million, including $200,000 paid from insurance proceeds. These settlements will be paid in installments from April 2008 through January 2009. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
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
ITEM 1A. RISK FACTORS
Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in “Risk Factors” in Part I — Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2007. In addition to the risk factors previously disclosed in our Report on Form 10-K, the following factor could cause our results to differ from our expectations.
If we are unable to complete construction of the Paris replacement facility in a timely manner and at our budgeted costs and if we are unable to develop the necessary census and payor mix as projected, we will not realize the anticipated potential benefits from the project and our business and results of operations could be adversely affected.
The completion of the construction of the Paris replacement facility will require that we complete construction in a timely manner and at budgeted costs. Construction costs in excess of $7.0 million will be borne by us and if the building is not ready to be operated at July 31, 2009, we will be required to pay rent on a building not in use. Successful construction will depend on our ability to supervise construction such that the building is ready for use substantially on time and that construction costs are substantially within the amounts budgeted. Our ability to develop the necessary census and payor mix to justify the increased rent associated with the new building will require that we maintain our existing census as well as increase our current market share among new residents, especially the more desirable payor types. Difficulties could include delayed or more costly construction than was anticipated, increased demands on our management, financial, technical and other resources, a decline in census or a less than desired increase in census, unsatisfactory mix of resident payor sources and unanticipated cost increases. Some of these factors are beyond our control. If we are unable to successfully complete the project, we will not realize the anticipated potential benefits from the project and our business and results of operations would be adversely affected.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchase of Common Stock. The following table presents information on our purchases of our common stock during the quarter ended March 31, 2008.

			Total Number of
			Shares Purchased	Maximum
			as	Approximate
	Total Number		Part of Publicly	Dollar Value of Shares
	of	Average Price	Announced Plans	That May Yet Be
	Shares	Paid per	or	Purchased Under the
Period	Purchased	Share	Programs (1)	Plans or Programs (1)
January 1 through 31	52,800	$10.77	127,300	$1,114,000
February 1 through 29	200	$11.48	127,500	$1,112,000
March 1 through 31	50,600	$10.57	178,100	$577,000

Total	103,600

(1)	All share repurchases between January 1, 2008 and March 31, 2008 were made pursuant to a share repurchase program authorized by the Company’s Board of Directors and publicly announced on November 6, 2007, which allows for the repurchase of up to $2.5 million of our common stock from time to time pursuant to a plan under 10b5-1 and in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, through November 6, 2008. The total number of shares purchased includes shares purchased in 2007 following the announcement of the plan.
During April 2008, we completed purchases under the plan. Since the inception of the plan in November 2007, we have purchased a total of 231,800 shares for a total of $2.5 million.
ITEM 6. EXHIBITS
The exhibits filed as part of this report on Form 10-Q are listed in the Exhibit Index immediately following the signature page.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVOCAT INC.
May 7, 2008
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

Exhibit
Number	Description of Exhibits

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-76150 on Form S-1).

3.2	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.5 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 33-76150 on Form S-1).

3.4	Amendment to Certificate of Incorporation dated March 23, 1995 (incorporated by reference to Exhibit A of Exhibit 1 to the Company’s Form 8-A filed March 30, 1995).

3.5	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.4 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company’s Registration Statement No. 33-76150 on Form S-1).

4.2	Rights Agreement dated March 13, 1995, between the Company and Third National Bank in Nashville (incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K dated March 13, 1995).

4.3	Summary of Shareholder Rights Plan adopted March 13, 1995 (incorporated by reference to Exhibit B of Exhibit 1 to Form 8-A filed March 30, 1995).

4.4	Rights Agreement of Advocat Inc. dated March 23, 1995 (incorporated by reference to Exhibit 1 to Form 8-A filed March 30, 1995).

4.5	Amended and Restated Rights Agreement dated as of December 7, 1998 (incorporated by reference to Exhibit 1 to Form 8-A/A filed December 7, 1998).

10.1	Sixth Amendment to Consolidated Amended and Restated Master Lease dated March 14, 2008, by and between Sterling Acquisition Corp., a Kentucky corporation, and Diversicare Leasing Corp., a Tennessee corporation

10.2	Second Amendment to Loan Agreement and Joinder dated as of March 14, 2008, is by and among Diversicare Paris, LLC, a Delaware limited liability company, those certain entities set forth on Schedule 1 thereto, which are signatories thereto, and LaSalle Bank National Assocation, a national banking association.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).