Form 10-Q
period 2008-06-30
ADVOCAT INC
filed 2008-08-06
CIK 919956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
CHECK ONE:

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 1-12996
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
5,670,987
(Outstanding shares of the issuer’s common stock as of August 1, 2008)

Part I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
ADVOCAT INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$9,091	$11,658
Receivables, less allowance for doubtful accounts of $2,815 and $2,158, respectively	23,395	26,444
Current portion of note receivable	4,724	629
Prepaid expenses and other current assets	2,570	2,130
Insurance refunds receivable	–	1,234
Prepaid income taxes	1,461	–
Deferred income taxes	2,665	2,110

Total current assets	43,906	44,205

PROPERTY AND EQUIPMENT, at cost	68,673	64,294
Less accumulated depreciation	(36,310)	(34,091)
Discontinued operations, net	1,455	1,455

Property and equipment, net	33,818	31,658

OTHER ASSETS:
Deferred income taxes	16,060	16,568
Note receivable, net of current portion	–	4,983
Deferred financing and other costs, net	1,091	1,239
Other assets	2,266	1,945
Acquired leasehold interest, net	10,312	9,492

Total other assets	29,729	34,227

	$107,453	$110,090

(Continued)

ADVOCAT INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(continued)

	June 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt	$4,144	$1,942
Trade accounts payable	5,416	6,636
Accrued expenses:
Payroll and employee benefits	10,104	11,360
Current portion of self-insurance reserves	5,460	4,597
Income taxes payable	–	393
Other current liabilities	3,750	3,600

Total current liabilities	28,874	28,528

NONCURRENT LIABILITIES:
Long-term debt, less current portion	29,303	32,513
Self-insurance reserves, less current portion	14,564	17,578
Other noncurrent liabilities	10,657	9,137

Total noncurrent liabilities	54,524	59,228

COMMITMENTS AND CONTINGENCIES

SERIES C REDEEMABLE PREFERRED STOCK
$.10 par value, 5,000 shares authorized, issued and outstanding, including premium of $3,823 and $4,672 at June 30, 2008 and December 31, 2007, respectively.	8,741	9,590

SHAREHOLDERS’ EQUITY:
Series A preferred stock, authorized 200,000 shares, $.10 par value, none issued and outstanding	—	—
Common stock, authorized 20,000,000 shares, $.01 par value, 5,903,000 and 5,878,000 shares issued, and 5,671,000 and 5,804,000 shares outstanding, respectively	59	59
Treasury stock at cost, 232,000 and 74,000 shares of Common stock, respectively	(2,500)	(817)
Paid-in capital	16,450	15,804
Retained earnings (accumulated deficit)	1,305	(2,302)

Total shareholders’ equity	15,314	12,744

	$107,453	$110,090

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts, unaudited)

	Three Months Ended June 30,
	2008	2007
PATIENT REVENUES, net	$70,845	$55,381

EXPENSES:
Operating	55,999	41,907
Lease	5,746	4,611
Professional liability	1,401	(3,378)
General and administrative	4,647	4,196
Depreciation and amortization	1,317	932

Total expenses	69,110	48,268

OPERATING INCOME	1,735	7,113

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	62	366
Interest income	120	256
Interest expense	(703)	(776)

	(521)	(154)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,214	6,959
PROVISION FOR INCOME TAXES	(505)	(2,698)

NET INCOME FROM CONTINUING OPERATIONS	709	4,261

NET LOSS FROM DISCONTINUED OPERATIONS:
Operating loss, net of taxes of $(12) and $(11), respectively	(19)	(17)

DISCONTINUED OPERATIONS	(19)	(17)

NET INCOME	690	4,244
PREFERRED STOCK DIVIDENDS	86	86

NET INCOME FOR COMMON STOCK	$604	$4,158

NET INCOME PER COMMON SHARE:
Per common share – basic
Continuing operations	$0.11	$0.71
Discontinued operations	–	–

	$0.11	$0.71

Per common share – diluted
Continuing operations	$0.11	$0.68
Discontinued operations	(0.01)	–

	$0.10	$0.68

WEIGHTED AVERAGE COMMON SHARES:
Basic	5,676	5,874

Diluted	5,906	6,131

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts, unaudited)

	Six Months Ended June 30,
	2008	2007
PATIENT REVENUES, net	$142,311	$109,973

EXPENSES:
Operating	111,535	83,650
Lease	11,450	9,207
Professional liability	358	(2,955)
General and administrative	9,206	8,340
Depreciation and amortization	2,559	1,841

Total expenses	135,108	100,083

OPERATING INCOME	7,203	9,890

OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	(167)	413
Interest income	280	507
Interest expense	(1,534)	(1,592)

	(1,421)	(672)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	5,782	9,218
PROVISION FOR INCOME TAXES	(1,972)	(3,577)

NET INCOME FROM CONTINUING OPERATIONS	3,810	5,641

NET LOSS FROM DISCONTINUED OPERATIONS:
Operating loss, net of taxes of $(19) and $0, respectively	(31)	(1)
Loss on sale, net of taxes of $0 and $(23), respectively	–	(35)

DISCONTINUED OPERATIONS	(31)	(36)

NET INCOME	3,779	5,605
PREFERRED STOCK DIVIDENDS	172	172

NET INCOME FOR COMMON STOCK	$3,607	$5,433

NET INCOME PER COMMON SHARE:
Per common share – basic
Continuing operations	$0.64	$0.93
Discontinued operations	(0.01)	–

	$0.63	$0.93

Per common share – diluted
Continuing operations	$0.61	$0.89
Discontinued operations	–	–

	$0.61	$0.89

WEIGHTED AVERAGE COMMON SHARES:
Basic	5,715	5,872

Diluted	5,947	6,128

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,779	$5,605
Discontinued operations	(31)	(36)

Net income from continuing operations	3,810	5,641
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,559	1,841
Provision for doubtful accounts	1,023	412
Deferred income tax provision (benefit)	(47)	2,691
Provision for (benefit from) self-insured professional liability, net of cash payments	(2,031)	(5,120)
Stock based compensation	411	259
Amortization of deferred balances	230	136
Provision for leases in excess of cash payments	917	1,167
Foreign currency transaction (gain) loss	167	(413)
Non-cash interest income	(69)	(69)
Changes in other assets and liabilities affecting operating activities:
Receivables, net	1,423	(889)
Prepaid expenses and other assets	(691)	620
Trade accounts payable and accrued expenses	(3,219)	(1,339)

Net cash provided by continuing operations	4,483	4,937
Discontinued operations	(31)	(1)

Net cash provided by operating activities	4,452	4,936

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,531)	(2,719)
Notes receivable collection	765	700
Decrease in cash restricted for capital expenditures	–	864
Deposits and other deferred balances	(326)	(253)

Net cash used by continuing operations	(4,092)	(1,408)
Discontinued operations	(49)	–

Net cash used by investing activities	(4,141)	(1,408)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(1,008)	(2,534)
Financing costs	(4)	(60)
Repurchase of common stock	(1,683)	–
Proceeds from exercise of stock options	235	60
Payment of preferred stock dividends	(172)	(86)
Payment for preferred stock restructuring	(246)	(206)

Net cash used by financing activities	(2,878)	(2,826)

(Continued)

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)
(continued)

	Six Months Ended June 30,
	2008	2007
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(2,567)	$702

CASH AND CASH EQUIVALENTS, beginning of period	11,658	12,344

CASH AND CASH EQUIVALENTS, end of period	$9,091	$13,046

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$1,346	$1,496

Cash payments of income taxes	$3,848	$565

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007
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
As of June 30, 2008, the Company’s continuing operations consist of 50 nursing centers with 5,773 licensed nursing beds and 31 assisted living units. The Company’s continuing operations include nine owned nursing centers and 41 leased nursing centers. The Company’s continuing operations include centers in Alabama, Arkansas, Florida, Kentucky, Ohio, Tennessee, Texas and West Virginia.
2. BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The interim consolidated financial statements for the three and six month periods ended June 30, 2008 and 2007 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the Company’s financial position at June 30, 2008 and the results of operations and cash flows for the three and six month periods ended June 30, 2008 and 2007. The Company’s consolidated balance sheet at December 31, 2007 was derived from the Company’s audited consolidated financial statements as of December 31, 2007.
The results of operations for the three and six month periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
3. ACQUISITION
Effective August 11, 2007, the Company purchased the leasehold interests and operations of seven skilled nursing facilities from Senior Management Services of America North Texas, Inc. (“SMSA” or “SMSA Acquisition”) for an initial purchase price of approximately $9,957,000, including approximately $8,570,000 in cash, the assumption of approximately $862,000 in liabilities, and transaction costs of $525,000. These facilities include 1,266 licensed nursing beds, with 1,105 nursing beds currently available for use. The SMSA facilities had unaudited revenues of approximately $52.1 million for the year ended December 31, 2006. The SMSA facilities are in the Company’s existing geographic and operational footprint and are expected to contribute to the Company’s growth strategy and existing base of operations.
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
The SMSA Acquisition is accounted for using the purchase method of accounting. The purchase price of this transaction was allocated to the identifiable assets acquired based upon their respective fair values, and the liabilities assumed are based on the expected or paid settlement amounts. The purchase price allocation is subject to change during the twelve month period subsequent to the acquisition date for items including actual settlement of the assumed liabilities. The operating results have been included in the Company’s consolidated financial statements since the date of the acquisition.
During the three months ended June 30, 2008, the Company received notification of payments due to the Centers for Medicare and Medicaid Services (“CMS”) related to Medicare reimbursement for 1997 and earlier periods for one of the acquired facilities. The total amount of the payments requested by CMS as of June 30, 2008 is approximately $1,391,000, including accrued interest of approximately $762,000. The Company intends to seek relief for this assessment from CMS and as well as from previous owners of the facility. In the second quarter of 2008, the Company recorded a liability of $1,022,000 for its estimate of its ultimate liability for this assessment and defense costs, resulting in an increase in the acquired leasehold interest intangible asset. The Company’s estimate of liability takes into consideration the facts and circumstances, including the number of operators of the property in the intervening period since the original assessment and delays by CMS in seeking collection.
The following table summarizes the final purchase price allocation of the net assets acquired, including the adjustment described above:

Current assets	$70,000
Property and equipment	145,000
Deferred tax asset	116,000
Acquired leasehold interest intangible	10,653,000

Total assets acquired	10,984,000
Current liabilities	1,889,000

Total net assets acquired	$9,095,000

The purchase price allocation resulted in an acquired leasehold interest intangible asset of approximately $10,653,000. The intangible asset is subject to full amortization over the remaining life of the lease, including renewal periods, a period of approximately 28 years. Amortization expense of approximately $174,000 related to this intangible asset was recorded during the six month period ended June 30, 2008.

4. AMENDMENT TO MASTER LEASE AGREEMENT FOR REPLACEMENT FACILITY
In November 2007, the Company entered into a short-term, single facility lease with Omega for an existing 102 bed skilled nursing center in Paris, Texas, and undertook an evaluation of the feasibility of entering into an agreement with Omega for the construction of a replacement facility. On March 14, 2008, the Company entered into an amendment to its master lease with Omega to provide for the construction and lease of a replacement facility. Upon the completion of the construction of the replacement facility, the existing building will be closed and the single facility lease terminated.
Under the terms of the lease amendment, Omega will provide funding and the Company will supervise the construction of the facility. Construction began during the second quarter of 2008, with completion expected in mid-2009. Rent will commence upon completion of the project, but no later than August 2009. Once construction is completed, annual rent will be equal to 10.25% of the total cost of the replacement facility, including direct costs of construction, carrying costs during the construction period, furnishings and equipment, land cost and the value of the related skilled nursing facility license. The total cost of the replacement facility was originally expected to be approximately $7.0 million and is currently expected to be approximately $7.9 million. Under the terms of the lease amendment, costs incurred in excess of the original estimated cost of $7.0 million will be borne by the Company. The Company is currently negotiating with Omega to increase the amount of costs that will be borne by Omega; however, no assurance can be given that these negotiations will be successful. The lease amendment provides for renewal options with respect to the new facility through 2035.
The replacement facility will be subject to the requirements of the Company’s current master lease, with certain exceptions for capital spending requirements. At the fifth anniversary of the completion of the construction of the replacement facility, the Company may terminate the lease, at its sole option. If the Company elects to continue the lease, annual rentals for this facility will be increased by an amount equal to one half of the amount of the cash flow of the facility (as defined in the lease amendment) in excess of 1.2 times the then existing rent, effective as of the start of the sixth year after the completion of the building.
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
Reserve for Estimated Self-Insured Professional Liability Claims-
Because the Company anticipates that its actual liability for existing and anticipated claims will exceed the Company’s limited professional liability insurance coverage, the Company has recorded total liabilities for professional liability and other claims of $18,645,000 as of June 30, 2008. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis.
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
The following summarizes the Company’s accrual for professional liability and other claims for each policy year as of the end of the period:

	June 30,	December 31,
	2008	2007
Policy Year End March 9,
2009	$1,739,000	$—
2008	6,977,000	5,134,000
2007	5,175,000	7,625,000
2006	2,782,000	4,757,000
2005	1,422,000	2,339,000
2004 and earlier	550,000	820,000

	$18,645,000	$20,675,000

The Company’s cash expenditures for self-insured professional liability costs were $2,076,000 and $1,858,000 for the six months ended June 30, 2008 and 2007, respectively. In April 2008, the Company entered into individual agreements to settle eight professional liability cases for a total of $4,950,000, including $200,000 paid from insurance proceeds. The settlements will be paid in installments from April 2008 through January 2009. As of June 30, 2008, the Company is obligated to pay installments that total $3,450,000 related to these settlements. The remaining obligation for these claims is fully accrued and included in the accrual for professional liability claims. In addition to these settlement payments, the Company will have throughout the year additional cash expenditures for other settlements and self-insured professional liability costs.
Other Insurance-
With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. The Company is completely self-insured for workers’ compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. The Company has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate. The liability recorded by the Company for the self-insured obligations under these plans is $370,000 as of June 30, 2008.
From June 30, 2003 until June 30, 2007, the Company’s workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. The Company accounts for premium expense under these policies based on its estimate of the level of claims expected to be incurred, and had recorded insurance refunds receivable of $1,234,000 as of December 31, 2007. During the six months ended June 30, 2008, the Company received the proceeds of these insurance refunds. Any adjustments of future premiums for workers’ compensation policies and differences between actual settlements and reserves for self-insured obligations are included in expense in the period finalized.
From July 1, 2007 through June 30, 2008, the Company had a guaranteed cost policy for workers’ compensation insurance, under which expense will be equal to the premiums paid. As a result, there will be no premium refunds for this policy period.
For the period from July 1, 2008 through June 30, 2009, the Company entered into a prefunded deductible workers’ compensation policy. Under this policy, the Company is self insured for the first $500,000 per claim, subject to an aggregate maximum of $3,000,000. The Company funds a loss fund account with the insurer to pay for claims below the deductible. The Company accounts for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred. Any differences in estimated claims costs and actual amounts are included in expense in the period finalized.
The Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $1,009,000 at June 30, 2008. The differences between actual settlements and reserves are included in expense in the period finalized.
6. STOCK-BASED COMPENSATION
The Company’s Board of Directors adopted and the shareholders approved at the Annual Meeting in June 2008 the Advocat Inc. 2008 Stock Purchase Plan for Key Personnel (“Stock Purchase Plan”). The Stock Purchase Plan provides for the granting of rights to purchase shares of the Company’s common stock to directors and officers and is administered by the compensation committee of the board of directors. The maximum number of shares of the Company’s common stock to be authorized and reserved for issuance under the Stock Purchase Plan is 150,000 shares, subject to equitable adjustment as set forth in the Stock Purchase Plan.
The plan allows participants to elect to utilize a specified portion of base salary, annual cash bonus, or director compensation to purchase restricted shares or restricted share units at a price equal to 85% of the fair market value of a share of the Company’s common stock on the date on which such restricted shares or restricted share units are purchased.
The restricted period for restricted shares or restricted share units issued under the Stock Purchase Plan is generally two years from the date of purchase. During the restricted period the shares will have all rights of other shares including voting rights and the rights to receive dividends, however, the restricted share certificates will not be delivered to the shareholder and the shares cannot be sold, assigned or disposed of during the restricted period. No grants of restricted shares or restricted share units can be made under the Stock Purchase Plan after April 25, 2018.

During the six month period ended June 30, 2008, the Compensation Committee of the Board of Directors approved grants of 110,700 Stock only Stock Appreciation Rights (“SOSARs”) at a weighted average exercise price of $10.90. The SOSARs will vest one-third on the first, second, and third anniversaries of the grant date. As a result of the SOSARs granted the Company recorded an additional $148,000 and $174,000 in stock-based compensation expense for the three and six month periods ended June 30, 2008. As of June 30, 2008, there was approximately $824,000 of remaining compensation costs related to these 2008 SOSARs to be recognized over the remaining vesting period. The Company estimated the total recognized and unrecognized compensation using the Black-Scholes-Merton (“BSM”) option valuation model.
This non-cash expense is included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. The Company recorded total stock-based compensation expense of $411,000 and $259,000 in the six month periods ended June 30, 2008 and 2007, respectively.
In computing the fair value of these SOSARs, the Company estimated the SOSARs expected term based on the average of the vesting term and the original contractual terms of the grants, consistent with the interpretive guidance in Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 107 and SAB 110 (the “Simplified Method”). The Company continues to use the Simplified Method since the Company’s exercise history is not representative of the expected term of the SOSARs granted in 2008. The Company’s recent exercise history is primarily from options granted in 2005 that were vested at grant date and were significantly in-the-money due to an increase in stock price during the period between grant date and formal approval by shareholders, and from older options granted several years ago that had fully vested.
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
The facility had low occupancy and operated at a loss. The facility had been leased subject to the Omega master lease. Under the terms of that lease, the master lease rental payment was not reduced. This facility accounted for revenues of approximately $577,000 in the six month period ended June 30, 2007.
The Company owns real estate related to an assisted living facility it closed in 2006 that is held for sale.
In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statements of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has reclassified the operations of this facility and the real estate described above as discontinued operations for all periods presented in the Company’s consolidated financial statements.

9. EARNINGS PER COMMON SHARE
Information with respect to basic and diluted net income per common share is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income per common share:
Per common share — basic
Income from continuing operations	$0.11	$0.71	$0.64	$0.93
Income (loss) from discontinued operations
Operating income, net of taxes	—	—	(0.01)	—
Loss on sale, net of taxes	—	—	—	—

Discontinued operations, net of taxes	—	—	(0.01)	—

Net income	$0.11	$0.71	$0.63	$0.93

Per common share — diluted
Income from continuing operations	$0.11	$0.68	$0.61	$0.89
Income (loss) from discontinued operations
Operating income, net of taxes	(0.01)	—	—	—
Loss on sale, net of taxes	—	—	—	—

Discontinued operations, net of taxes	(0.01)	—	—	—

Net income	$0.10	$0.68	$0.61	$0.89

The impact of the weighted average SOSARs outstanding were not included in the computation of diluted earnings per common share because these securities would have been anti-dilutive.
10. LONG-TERM DEBT
The Company has a $15,000,000 revolving credit facility that provides for revolving credit loans as well as the issuance of letters of credit. There are limits on the maximum amount of loans that may be outstanding under the revolver based on borrowing base restrictions. The revolver has a term of three years and bears interest at the Company’s option of LIBOR plus 2.25% or the bank’s prime lending rate. Annual fees for letters of credit issued under this revolver are 2.25% of the amount outstanding. The Company has a letter of credit of approximately $8,117,000 to serve as a security deposit for the Company’s leases with Omega. Considering the balance of eligible accounts receivable at June 30, 2008, the letter of credit and the current maximum loan amount of $15,000,000, the balance available for revolving credit loans as of June 30, 2008 was $6,883,000. As of June 30, 2008, the Company had no borrowings outstanding under the revolving credit facility.
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
The Company’s debt agreements contain various financial covenants the most restrictive of which relate to cash flow, debt service coverage ratios, liquidity and limits on the payment of dividends to shareholders. The Company is in compliance with such covenants at June 30, 2008.

11. INCOME TAXES
In periods prior to 2001, the Company generated tax credits under the Work Opportunity Tax Credit program totaling approximately $328,000. As the Company was incurring taxable losses in those years the Company did not record tax assets related to these credits. During the three months ending March 31, 2008 the Company recorded these carryforward credits as deferred tax assets, as the Company anticipates using them to reduce its taxes payable in 2008. The impact of recording these assets reduced the effective tax rate for the six months ending June 30, 2008.
The Canada Customs and Revenue Agency (“CCRA”) audited the 2003 and 2002 Canadian federal tax returns of Diversicare Canada Management Services Co., Inc. (“DCMS”), the Company’s Canadian subsidiary sold in 2004, and proposed certain adjustments to the DCMS tax returns. The adjustments related to deductions for the allocation of overhead charges of United States management to DCMS. Under the terms of the sale of DCMS, the Company is liable for any liability that arises from these adjustments. In 2005, the Company recorded a charge for its estimated liability for additional tax, interest and professional fees resulting from these proposed adjustments. During the second quarter of 2008 the Company paid $234,000 to settle the remaining tax liability with CCRA. The payment decreased the unrecognized tax benefits accrued in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.”
12. AMENDMENT TO SHAREHOLDERS’ RIGHTS PLAN
On August 1, 2008, the Company’s Board of Directors approved amending its current Amended and Restated Rights Agreement (the “Rights Agreement”). The amendment will provide for an increase of the exercise price of the rights under the Rights Agreement (the “Rights”) to $50 from $15 and for the extension of the Expiration Date of the Rights to August 2, 2018. In addition, the amendment will include a share exchange feature that provides the Company’s Board of Directors the option of exchanging, in whole or in part, each Right, other than those of the hostile acquiring holder, for one share of the Company’s common stock. This provision is intended to avoid requiring Rights holders to pay cash to exercise their Rights and to alleviate the uncertainty as to whether holders will exercise their Rights.

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
As of June 30, 2008, our continuing operations consisted of 50 nursing centers with 5,773 licensed nursing beds and 31 assisted living units. As of June 30, 2008, our continuing operations included nine owned nursing centers and 41 leased nursing centers.
Acquisitions and New Lease. Effective August 11, 2007, we purchased the leasehold interests and operations of seven skilled nursing facilities from SMSA for a price of approximately $11.0 million. Effective November 1, 2007, we entered into an agreement to lease a single facility in Texas from a subsidiary of Omega. Together, these facilities are referred to as the “New Texas Facilities.”
Divestitures. Effective March 31, 2007, we terminated operations at a leased facility in Arkansas that had low occupancy and operated at a loss. The owner of the facility sold the property and we cooperated in an orderly transition to the new owner. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our consolidated financial statements have been reclassified to reflect this divestiture as discontinued operations.
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
Revenues
Patient Revenues
The fees we charge patients in our nursing centers are recorded on an accrual basis. These rates are contractually adjusted with respect to individuals receiving benefits under federal and state-funded programs and other third-party payors. Our net revenues are derived substantially from Medicare, Medicaid and other government programs (approximately 85.1% and 87.7% for the six month periods ended June 30, 2008 and 2007, respectively). Medicare intermediaries make retroactive adjustments based on changes in allowed claims. In addition, certain of the states in which we operate require complicated and detailed cost reports which are subject to review and adjustments. In the opinion of management, adequate provision has been made for adjustments that may result from such reviews. Retroactive adjustments, if any, are recorded when objectively determinable, generally within three years of the close of a reimbursement year depending upon the timing of appeals and third-party settlement reviews or audits.
Allowance for Doubtful Accounts
We evaluate the collectability of our accounts receivable by reviewing current agings of accounts receivable, historical collections data and other factors. As a percentage of revenue, our provision for doubtful accounts was approximately 0.7% and 0.4% for the six month periods ended June 30, 2008 and 2007, respectively. During 2007, bad debt expense was lower due to better than expected collections experience. On a full year basis, our provision for doubtful accounts was approximately 0.4%, 0.8% and 0.8% for 2007, 2006 and 2005, respectively. Historical bad debts have generally resulted from uncollectible private pay balances, some uncollectible coinsurance and deductibles and other factors. Receivables that are deemed to be uncollectible are written off.
Professional Liability and Other Self-Insurance Reserves
Accrual for Professional and General Liability Claims-
Because our actual liability for existing and anticipated professional liability and general liability claims will exceed our limited insurance coverage, we have recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $18.6 million as of June 30, 2008. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of related legal costs incurred and expected to be incurred. All losses are projected on an undiscounted basis.
We retain Willis, a third-party actuarial firm, to estimate the appropriate accrual for incurred general and professional liability claims. The actuary, Willis, primarily uses historical data regarding the frequency and cost of our past claims over a multi-year period and information regarding our number of occupied beds to develop its estimates of our ultimate professional liability cost for current periods. The actuary estimates our professional liability accrual for past periods by using currently-known information to adjust the initial reserve that was created for that period.
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

	June 30,	December 31,
	2008	2007
Policy Year End March 9,
2009	$1,739,000	$—
2008	6,977,000	5,134,000
2007	5,175,000	7,625,000
2006	2,782,000	4,757,000
2005	1,422,000	2,339,000
2004 and earlier	550,000	820,000

	$18,645,000	$20,675,000

The Company’s cash expenditures for self-insured professional liability costs were $2.1 million and $1.9 million for the six months ended June 30, 2008 and 2007, respectively. In April 2008, the Company entered into individual agreements to settle eight professional liability cases for a total of $5.0 million, including $200,000 paid from insurance proceeds. The settlements will be paid in installments from April 2008 through January 2009. As of June 30, 2008, we are obligated to pay installments that total $3.5 million related to these settlements. The remaining obligation for these claims is fully accrued and is included in the accrual for professional liability claims. In addition to these settlement payments, we will have additional cash expenditures throughout the year for other settlements and self-insured professional liability costs.
Although we retain a third-party actuarial firm to assist us, professional and general liability claims are inherently uncertain, and the liability associated with anticipated claims is very difficult to estimate. As a result, our actual liabilities may vary significantly from the accrual, and the amount of the accrual has and may continue to fluctuate by a material amount in any given quarter.
Professional liability costs are material to our financial position, and changes in estimates as well as differences between estimates and the ultimate amount of loss may cause a material fluctuation in our reported results of operations. Our professional liability expense was $0.4 million for the six month period ended June 30, 2008, compared to negative $3.0 million for the six months ended June 30, 2007, with negative amounts representing net benefits resulting from downward revisions in previous estimates. These amounts are material in relation to our reported net income from continuing operations for the related periods of $3.8 million and $5.6 million, respectively. The total liability recorded at June 30, 2008, was $18.6 million, compared to current assets of $43.9 million and total assets of $107.5 million. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
Accrual for Other Self-Insured Claims-
From June 30, 2003 until June 30, 2007, our workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments on incurred losses. We account for premium expense under these policies based on our estimate of the level of claims expected to be incurred and had recorded insurance refunds receivable of $1.2 million as of December 31, 2007. During the six months ended June 30, 2008, we received the proceeds of these insurance refunds. Any adjustments of future premiums for workers’ compensation policies and differences between actual settlements and reserves for self-insured obligations are included in expense in the period finalized.
From July 1, 2007 through June 30, 2008, we had a guaranteed cost policy for workers’ compensation insurance, under which expense will be equal to the premiums paid. As a result, there will be no premium refunds for this policy period.

For the period from July 1, 2008 through June 30, 2009, we entered into a prefunded deductible workers’ compensation policy. Under this policy, we are self insured for the first $500,000 per claim, subject to an aggregate maximum of $3,000,000. We fund a loss fund account with the insurer to pay for claims below the deductible. We account for premium expense under this policy based on our estimate of the level of claims subject to the policy deductibles expected to be incurred. Any differences in estimated claims costs and actual amounts are included in expense in the period finalized.
We are self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually under a self-insurance plan. We provide reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate, based on known claims and estimates of unknown claims based on historical information. The liability for reported claims and estimates for incurred but unreported claims is $1.0 million at June 30, 2008. The differences between actual settlements and reserves are included in expense in the period finalized. Our reserves for health insurance benefits can fluctuate materially from one year to the next depending on the number of significant health issues of our covered employees and their dependants.
Asset Impairment
We evaluate our property and equipment on a quarterly basis to determine if facts and circumstances suggest that the assets may be impaired or that the estimated depreciable life of the asset may need to be changed such as significant physical changes in the property, significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows of the property. The need to recognize an impairment is based on estimated undiscounted future cash flows from a property compared to the carrying value of that property. If recognition of an impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property. We did not record any asset impairments in the six month periods ended June 30, 2008 and 2007. If our estimates or assumptions with respect to a property change in the future, we may be required to record additional impairment charges for our assets.
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
Stock-Based Compensation
We recognize compensation cost for all share-based payments granted after January 1, 2006 on a straight-line basis over the vesting period. We calculated the recognized and unrecognized stock-based compensation using the BSM option valuation method, which requires us to use certain key assumptions to develop the fair value estimates. These key assumptions include expected volatility, risk-free interest rate, expected dividends and expected term. During the six month periods ended June 30, 2008 and 2007, we recorded charges of approximately $0.4 million and $0.3 million, respectively, in stock-based compensation. Stock-based compensation expense is a non-cash expense, and such amounts are included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees.

Income Taxes
We determine deferred tax assets and liabilities based upon differences between financial reporting and tax bases of assets and liabilities and measure them using the enacted tax laws that will be in effect when the differences are expected to reverse. We maintain a valuation allowance of approximately $1.0 million to reduce deferred tax assets by the amount we believe is more likely than not to not be utilized through the turnaround of existing temporary differences, future earnings, or a combination thereof. In future periods, we will continue to assess the need for and adequacy of the remaining valuation allowance.
Health Care Industry
The health care industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government health care program participation requirements, reimbursement for patient services, quality of resident care and Medicare and Medicaid fraud and abuse. Over the last several years, government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of fraud and abuse laws and regulations as well as laws and regulations governing quality of care issues in the skilled nursing profession in general. Violations of these laws and regulations could result in exclusion from government health care programs together with the imposition of significant fines and penalties, as well as the requirement to make significant repayments for patient services previously billed. Compliance with such laws and regulations is subject to ongoing government review and interpretation, as well as regulatory actions in which government agencies seek to impose fines and penalties. We are involved in regulatory actions of this type from time to time. Additionally, changes in these laws and regulations, such as reimbursement policies of Medicare and Medicaid programs as a result of budget cuts by federal and state governments or other legislative and regulatory actions, have had a material adverse effect on the industry and our consolidated financial position, results of operations, and cash flows. Future federal budget legislation and federal and state regulatory changes may further negatively impact us.
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
Certain per person annual Medicare Part B reimbursement limits on therapy services became effective January 1, 2006. Subject to certain exceptions, the current limits impose a $1,810 per patient annual ceiling on physical and speech therapy services, and a separate $1,810 per patient annual ceiling on occupational therapy services. CMS established an exception process to permit therapy services in certain situations, and the majority of services provided by us are reimbursed under the exceptions. In July 2008, Congress passed the Medicare Improvements for Patients and Providers Act of 2008, which extends the exceptions process through December 31, 2009. If the exception process is discontinued after December 31, 2009, it is expected that the reimbursement limitations will reduce therapy revenues and negatively impact our operating results and cash flows.
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
Reduction in health care spending has become a national priority in the United States, and the field of health care regulation and reimbursement is a rapidly evolving one. As discussed previously, on May 1, 2008, CMS issued a draft regulation that would have reduced Medicare payments to skilled nursing facilities by approximately 0.3% effective October 1, 2008. The decrease was the net effect of a 3.3% decrease intended to correct CMS forecasting errors that resulted when the current Resource Utilization Group (“RUG”) system went into effect in 2006, partially offset by an inflation increase as measured by the SNF “market basket.” However, on July 31, 2008, CMS issued its final rule, providing for a 3.4% market basket increase, and indefinitely deferring the discussion of possible decreases related to any CMS perceived forecasting errors.
The 3.4% market basket increase is effective October 1, 2008. The actual amount of the market basket increase is based on several factors and varies for each individual center. It is estimated that the market basket adjustment will result in an average increase of approximately 3.6% for our facilities as a group, increasing the Company’s revenue by approximately $0.2 million per month.
Effective January 1, 2008, the state of Florida enacted Medicaid reductions that reduced our Medicaid revenues by approximately $0.1 million per quarter. We had previously estimated that the proposed state budget would result in an additional reduction of $0.1 million in our Medicaid revenue effective July 1, 2008. However, the final rates were higher than we previously estimated, and did not result in further reductions of our revenues beyond the first $0.1 million that became effective on January 1, 2008.
We are unable to predict what, if any, reform proposals or reimbursement limitations will be implemented in the future, or the effect such changes would have on our operations. For the six months ended June 30, 2008, we derived 32.4% and 52.7% of our total patient and resident revenues related to continuing operations from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on our profitability.
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
Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of June 30, 2008, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

		1 year	2 to 3	4 to 5	After
Contractual Obligations	Total	or less	Years	Years	5 Years
Long-term debt obligations (1)	$38,942	$6,007	$7,476	$25,459	$—
Settlement Obligations (2)	$3,450	$3,450	$—	$—	$—
Series C Preferred Stock (3)	$5,693	$344	$5,349	$—	$—
Elimination of Preferred Stock Conversion feature (4)	$7,040	$687	$1,374	$1,374	$3,605

Operating leases	$614,157	$21,546	$43,756	$44,761	$504,094
Required capital expenditures under mortgage loans (5)	$734	$224	$490	$20	$—
Required capital expenditures under operating leases (6)	$30,183	$927	$1,837	$1,831	$25,588

Total	$700,199	$33,185	$60,282	$73,445	$533,287

(1)	Long-term debt obligations include scheduled future payments of principal and interest of long-term debt.

(2)	Settlement obligations relate to professional liability cases settled in 2008 that will be paid in installments through January 2009. The liabilities are included in our current portion of self insurance reserves.

(3)	Series C Preferred Stock includes quarterly dividend payments and redemption value at preferred shareholder’s earliest redemption date.

(4)	Payments for the elimination of preferred stock conversion feature.

(5)	Includes annual expenditure requirements for capital maintenance under mortgage loan covenants.

(6)	Includes annual capital expenditure requirements under operating leases.
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.5 times their annual salary in the event of a termination without cause, a constructive discharge (as defined in each employment agreement), or upon a change of control of the Company (as defined in each employment agreement). The maximum contingent liability under these agreements is approximately $2.0 million as of June 30, 2008. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by us or the employee. In addition, upon the occurrence of any triggering event, those certain members of management may elect to require that we purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of our common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of our stock on June 30, 2008, the maximum contingent liability for the repurchase of the equity grants is approximately $1.6 million. No amounts have been accrued for this contingent liability.

Results of Operations
The following tables present the unaudited interim statements of income and related data for the three month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,
(in thousands)	2008	2007	Change	%
PATIENT REVENUES, net	$70,845	$55,381	$15,464	27.9

EXPENSES:
Operating	55,999	41,907	14,092	33.6
Lease	5,746	4,611	1,135	24.6
Professional liability	1,401	(3,378)	4,779	141.5
General and administrative	4,647	4,196	451	10.7
Depreciation and amortization	1,317	932	385	41.3

Total expenses	69,110	48,268	20,842	43.2

OPERATING INCOME	1,735	7,113	(5,378)	(75.6)

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	62	366	(304)	(83.1)
Interest income	120	256	(136)	(53.1)
Interest expense	(703)	(776)	73	9.4

	(521)	(154)	(367)	(238.3)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,214	6,959	(5,745)	(82.6)
PROVISION FOR INCOME TAXES	(505)	(2,698)	(2,193)	(81.0)

NET INCOME FROM CONTINUING OPERATIONS	$709	$4,261	$(3,552)	(83.4)

	Six Months Ended June 30,
(in thousands)	2008	2007	Change	%
PATIENT REVENUES, net	$142,311	$109,973	$32,338	29.4

EXPENSES:
Operating	111,535	83,650	27,885	33.3
Lease	11,450	9,207	2,243	24.4
Professional liability	358	(2,955)	3,313	112.1
General and administrative	9,206	8,340	866	10.4
Depreciation and amortization	2,559	1,841	718	39.0

Total expenses	135,108	100,083	35,025	35.0

OPERATING INCOME	7,203	9,890	(2,687)	(27.2)

OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	(167)	413	(580)	(140.4)
Interest income	280	507	(227)	(44.8)
Interest expense	(1,534)	(1,592)	58	3.6

	(1,421)	(672)	(749)	(111.5)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	5,782	9,218	(3,436)	(37.3)
PROVISION FOR INCOME TAXES	(1,972)	(3,577)	(1,605)	(44.9)

NET INCOME FROM CONTINUING OPERATIONS	$3,810	$5,641	$(1,831)	(32.5)

	Three Months Ended
	June 30,
Percentage of Net Revenues	2008	2007
PATIENT REVENUES, net	100.0%	100.0%

EXPENSES:
Operating	79.0	75.7
Lease	8.1	8.3
Professional liability	2.0	(6.1)
General and administrative	6.6	7.6
Depreciation and amortization	1.9	1.7

Total expenses	97.6	87.2

OPERATING INCOME	2.4	12.8

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	0.1	0.7
Interest income	0.2	0.5
Interest expense	(1.0)	(1.4)

	(0.7)	(0.2)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1.7	12.6
PROVISION FOR INCOME TAXES	(0.7)	(4.9)

NET INCOME FROM CONTINUING OPERATIONS	1.0%	7.7%

	Six Months Ended
	June 30,
Percentage of Net Revenues	2008	2007
PATIENT REVENUES, net	100.0%	100.0%

EXPENSES:
Operating	78.4	76.1
Lease	8.0	8.4
Professional liability	0.2	(2.7)
General and administrative	6.5	7.6
Depreciation and amortization	1.8	1.6

Total expenses	94.9	91.0

OPERATING INCOME	5.1	9.0

OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	(0.1)	0.4
Interest income	0.2	0.5
Interest expense	(1.1)	(1.5)

	(1.0)	(0.6)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	4.1	8.4
PROVISION FOR INCOME TAXES	(1.4)	(3.3)

NET INCOME FROM CONTINUING OPERATIONS	2.7%	5.1%

As a supplement to the tables above, the following tables present the unaudited statements of income from continuing operations before income taxes and related data for the three and six month periods ended June 30, 2008 and 2007 on a same center basis, excluding the effects of the New Texas Facilities and discontinued operations.

SAME CENTER	Three Months Ended June 30,
(in thousands)	2008	2007	Change	%
PATIENT REVENUES, net	$58,282	$55,381	$2,901	5.2
EXPENSES:
Operating	44,416	41,907	2,509	6.0
Lease	4,735	4,611	124	2.7
Professional liability	1,386	(3,378)	4,764	141.0
General and administrative	4,444	4,196	248	5.9
Depreciation and amortization	1,047	932	115	12.3

Total expenses	56,028	48,268	7,760	16.1

OPERATING INCOME	2,254	7,113	(4,859)	(68.3)
OTHER INCOME (EXPENSE):
Foreign currency transaction gain	62	366	(304)	(83.1)
Interest income	120	256	(136)	(53.1)
Interest expense	(567)	(776)	209	26.9

	(385)	(154)	(231)	(150.0)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$1,869	$6,959	$(5,090)	(73.1)

SAME CENTER	Six Months Ended June 30,
(in thousands)	2008	2007	Change	%
PATIENT REVENUES, net	$116,825	$109,973	$6,852	6.2
EXPENSES:
Operating	88,628	83,650	4,978	6.0
Lease	9,437	9,207	230	2.5
Professional liability	417	(2,955)	3,372	114.1
General and administrative	8,765	8,340	425	5.1
Depreciation and amortization	2,028	1,841	187	10.2

Total expenses	109,275	100,083	9,192	9.2

OPERATING INCOME	7,550	9,890	(2,340)	(23.7)
OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	(167)	413	(580)	(140.4)
Interest income	280	507	(227)	(44.8)
Interest expense	(1,224)	(1,592)	368	23.1

	(1,111)	(672)	(439)	(65.3)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$6,439	$9,218	$(2,779)	(30.1)

Three Months Ended June 30, 2008 Compared With Three Months Ended June 30, 2007
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
Patient Revenues. Patient revenues increased to $70.8 million in 2008 from $55.4 million in 2007, an increase of $15.4 million, or 27.9%. Revenues related to the New Texas Facilities were $12.5 million in 2008. Same center patient revenues increased to $58.3 million in 2008 from $55.4 million in 2007, an increase of $2.9 million, or 5.2%. This increase is primarily due to Medicare rate increases, increased Medicaid rates in certain states and increased private pay and managed care rates and census, partially offset by the effects of lower Medicaid census.
The following table summarizes key revenue and census statistics for continuing operations for each period and segregates effects of the New Texas Facilities:

	Three Months Ended
	June 30,
	2008	2007
Skilled nursing occupancy:
Same center	77.7%	78.6%
New Texas Facilities	64.9%	N/A
Total continuing operations	74.6%	78.6%
Medicare census as percent of total:
Same center	14.6%	14.3%
New Texas Facilities	11.0%	N/A
Total continuing operations	13.9%	14.3%
Medicare revenues as percent of total:
Same center	32.4%	31.4%
New Texas Facilities	30.6%	N/A
Total continuing operations	32.1%	31.4%
Medicaid revenues as percent of total:
Same center	54.1%	56.3%
New Texas Facilities	46.2%	N/A
Total continuing operations	52.7%	56.3%
Medicare average rate per day:
Same center	$376.50	$344.48
New Texas Facilities	$397.94	N/A
Total continuing operations	$380.01	$344.48
Medicaid average rate per day:
Same center	$143.85	$137.75
New Texas Facilities	$113.38	N/A
Total continuing operations	$138.05	$137.75
On a same center basis, the Company’s average rate per day for Medicare Part A patients increased 9.3% in 2008 compared to 2007 as a result of annual inflation adjustments and the acuity levels of Medicare patients in our nursing centers, as indicated by RUG level scores, which were higher in 2008 than in 2007. Our average rate per day for Medicaid patients increased 4.4% in 2008 compared to 2007 as a result of increasing patient acuity levels and other rate increases in certain states.
For the three months ended June 30, 2008 compared to the three months ended March 31, 2008 patient revenues of the New Texas facilities decreased by approximately $0.4 million, primarily due to a decrease in Medicare census. Medicare census as a percent of total at the New Texas facilities decreased from 13.3% in the first quarter of 2008 to 11.0% for the current quarter, while total occupancy remained unchanged at 64.9%.
Operating expense. Operating expense increased to $56.0 million in 2008 from $41.9 million in 2007, an increase of $14.1 million, or 33.6%. Operating expense related to the New Texas Facilities was $11.6 million in 2008. Same center operating expense increased to $44.4 million in 2008 from $41.9 million in 2007, an increase of $2.5 million, or 6.0%. This increase is primarily attributable to cost increases related to wages and benefits and an increase in workers’ compensation insurance expense. On a same center basis, operating expense increased to 76.2% of revenue in 2008, compared to 75.7% of revenue in 2007.

The largest component of operating expenses is wages, which increased to $33.3 million in 2008 from $25.1 million in 2007, an increase of $8.2 million, or 32.5%. Wages related to the New Texas Facilities were approximately $7.1 million. Same center wages increased approximately $1.0 million, or 4.1%, primarily due to increases in wages as a result of competitive labor markets in most of the areas in which we operate, regular merit and inflationary raises for personnel (increase of approximately 4.6% for the period). Partially offsetting these increases were lower labor costs resulting from the decrease in census.
Workers’ compensation insurance expense was approximately $0.4 million higher in 2008 compared to 2007. We had better than expected claims experience in 2007, allowing us to reduce the costs of workers’ compensation insurance.
Our operating costs were also impacted by higher food and utility expenses. Food costs were approximately $0.1 million higher on a same center basis, an increase in expense per patient day of 8.2%. Utility costs were approximately $0.1 million higher, or approximately 10.4%.
The remaining increases in operating expense are primarily due to the effects of increases in patient acuity levels as indicated by RUG level scores, which were higher in 2008, resulting in greater costs to care for these patients.
Lease expense. Lease expense increased to $5.7 million in 2008 from $4.6 million in 2007. Lease expense related to the New Texas Facilities was $1.0 million for 2008. Same center lease expense increased to $4.7 million in 2008 from $4.6 million in 2007, primarily due to increases for lessor funded property renovations.
Professional liability. Professional liability in 2008 was an expense of $1.4 million, compared to a benefit of $3.4 million in 2007, an increase in expense of $4.8 million. Professional liability expense related to the New Texas Facilities was $15,000. Our cash expenditures for professional liability costs were $1.9 million and $1.1 million for 2008 and 2007, respectively. These cash expenditures can fluctuate from year to year. Our total recorded liabilities for self-insured professional liability declined to $18.6 million at June 30, 2008, down from $19.3 million at March 31, 2008.
General and administrative expense. General and administrative expense increased to $4.6 million in 2008 from $4.2 million in 2007, an increase of $0.4 million or 10.7%. As a percentage of revenue, general and administrative expense decreased to 6.6% in 2008 from 7.6% in 2007. General and administrative expense related to the New Texas Facilities was $0.2 million in 2008. Same center general and administrative expense increased to $4.4 million in 2008 from $4.2 million in 2007, an increase of $0.2 million, or 5.9%. Compensation costs increased by approximately $0.3 million, including normal merit and inflationary increases and new positions added to improve operating and financial controls. Travel costs increased by approximately $0.1 million. These increases were offset by a decrease in incentive compensation expense of $0.2 million.
Depreciation and amortization. Depreciation and amortization expense was approximately $1.3 million in 2008 and $0.9 million in 2007. The increase in 2008 is primarily due to depreciation and amortization expenses related to the New Texas Facilities.
Foreign currency transaction gain. A foreign currency transaction gain of $62,000 was recorded in 2008, compared to a gain of $366,000 in 2007. Such gains result primarily from foreign currency translation of a note receivable from the sale of our Canadian operations in 2004.
Interest expense. Interest expense decreased to $0.7 million in 2008 compared to $0.8 million in 2007. The effects of additional borrowings to complete the SMSA Acquisition were offset by principal payments made during 2007 and 2008, the effects of lower interest rates following our refinancing transaction in 2007, and reductions in variable interest rates during the periods.

Income from continuing operations before income taxes; income from continuing operations per common share. As a result of the above, continuing operations reported income before income taxes of $1.2 million in 2008 compared to $7.0 million in 2007. The provision for income taxes was $0.5 million in 2008, an effective rate of 41.6%, compared to $2.7 million in 2007, an effective rate of 38.8%. The basic and diluted income per common share from continuing operations were $0.11 and $0.11, respectively, in 2008, as compared to a basic and diluted income per common share from continuing operations of $0.71 and $0.68, respectively, in 2007.
Income from discontinued operations. As discussed in the overview at the start of Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have completed certain divestitures and have reclassified our consolidated financial statements to present these divestitures as discontinued operations for all periods presented. Operating loss of discontinued operations, net of taxes, was approximately $19,000 in 2008 and $17,000 in 2007.
Six Months Ended June 30, 2008 Compared With Six Months Ended June 30, 2007
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
Patient Revenues. Patient revenues increased to $142.3 million in 2008 from $110.0 million in 2007, an increase of $32.3 million, or 29.4%. Revenues related to the New Texas Facilities were $25.5 million in 2008. Same center patient revenues increased to $116.8 million in 2008 from $110.0 million in 2007, an increase of $6.8 million, or 6.2%. This increase is primarily due to Medicare rate increases, increased Medicaid rates in certain states and increased private pay and managed care rates and census, partially offset by the effects of lower Medicare and Medicaid census.

The following table summarizes key revenue and census statistics for continuing operations for each period and segregates effects of the New Texas Facilities:

	Six Months Ended
	June 30,
	2008	2007
Skilled nursing occupancy:
Same center	78.0%	78.5%
New Texas Facilities	64.9%	N/A
Total continuing operations	74.9%	78.5%
Medicare census as percent of total:
Same center	14.3%	14.6%
New Texas Facilities	12.2%	N/A
Total continuing operations	13.9%	14.6%
Medicare revenues as percent of total:
Same center	32.2%	31.8%
New Texas Facilities	33.1%	N/A
Total continuing operations	32.4%	31.8%
Medicaid revenues as percent of total:
Same center	54.3%	55.9%
New Texas Facilities	45.2%	N/A
Total continuing operations	52.7%	55.9%
Medicare average rate per day:
Same center	$377.96	$341.80
New Texas Facilities	$395.78	N/A
Total continuing operations	$381.18	$341.80
Medicaid average rate per day:
Same center	$143.79	$137.49
New Texas Facilities	$113.07	N/A
Total continuing operations	$138.03	$137.49
On a same center basis, the Company’s average rate per day for Medicare Part A patients increased 10.6% in 2008 compared to 2007 as a result of annual inflation adjustments and the acuity levels of Medicare patients in our nursing centers, as indicated by RUG level scores, which were higher in 2008 than in 2007. Our average rate per day for Medicaid patients increased 4.6% in 2008 compared to 2007 as a result of increasing patient acuity levels and other rate increases in certain states.
Operating expense. Operating expense increased to $111.5 million in 2008 from $83.7 million in 2007, an increase of $27.8 million, or 33.3%. Operating expense related to the New Texas Facilities was $22.9 million in 2008. Same center operating expense increased to $88.6 million in 2008 from $83.7 million in 2007, an increase of $4.9 million, or 6.0%. This increase is primarily attributable to cost increases related to wages and benefits and an increase in bad debt expense. On a same center basis, operating expense decreased to 75.9% of revenue in 2008, compared to 76.1% of revenue in 2007.
The largest component of operating expenses is wages, which increased to $66.2 million in 2008 from $49.9 million in 2007, an increase of $16.3 million, or 32.8%. Wages related to the New Texas Facilities were approximately $13.9 million. Same center wages increased approximately $2.4 million, or 4.8%, primarily due to increases in wages as a result of competitive labor markets in most of the areas in which we operate, regular merit and inflationary raises for personnel (increase of approximately 4.2% for the period), and labor costs associated with increases in patient acuity levels.

Other operating expense increases included bad debt expense, workers’ compensation insurance expense and employee health insurance costs were higher. Bad debt expense was $0.3 million higher in 2008 compared to 2007 on a same center basis. During 2007, bad debt expense was lower due to better than expected collections experience. Workers’ compensation insurance expense was approximately $0.3 million higher in 2008 compared to 2007. We had better than expected claims experience in 2007, allowing us to reduce the costs of workers’ compensation insurance. Employee health insurance costs were approximately $0.3 million higher in 2008 compared to 2007 on a same center basis. The Company is self insured for the first $150,000 in claims per employee each year. Employee health insurance costs can vary significantly from year to year.
Our operating costs were also impacted by higher food and utility expenses. Food costs were approximately $0.2 million higher on a same center basis, an increase in expense per patient day of 8.4%. Utility costs were approximately $0.2 million higher, or approximately 7.4%.
The remaining increases in operating expense are primarily due to the effects of increases in patient acuity levels as indicated by RUG level scores, which were higher in 2008, resulting in greater costs to care for these patients.
Lease expense. Lease expense increased to $11.4 million in 2008 from $9.2 million in 2007. Lease expense related to the New Texas Facilities was $2.0 million for 2008. Same center lease expense increased to $9.4 million in 2008 from $9.2 million in 2007, primarily due to increases for lessor funded property renovations.
Professional liability. Professional liability in 2008 was an expense of $0.4 million, compared to a benefit of $3.0 million in 2007, an increase in expense of $3.4 million. Professional liability expense related to the New Texas Facilities was a benefit of $0.1 million. Our cash expenditures for professional liability costs were $2.1 million and $1.9 million for 2008 and 2007, respectively. These cash expenditures can fluctuate from year to year. During 2008, our total recorded liabilities for self-insured professional liability declined to $18.6 million at June 30, 2008, down from $20.7 million at December 31, 2007.
General and administrative expense. General and administrative expense increased to $9.2 million in 2008 from $8.3 million in 2007, an increase of $0.9 million or 10.4%. As a percentage of revenue, general and administrative expense decreased to 6.5% in 2008 from 7.6% in 2007. General and administrative expense related to the New Texas Facilities was $0.4 million in 2008. Same center general and administrative expense increased to $8.8 million in 2008 from $8.3 million in 2007, an increase of $0.5 million, or 5.1%. Compensation costs increased by approximately $0.5 million, including normal merit and inflationary increases and new positions added to improve operating and financial controls. Travel costs increased by approximately $0.2 million. These increases were offset by a decrease in incentive compensation expense of $0.6 million.
Depreciation and amortization. Depreciation and amortization expense was approximately $2.6 million in 2008 and $1.8 million in 2007. The increase in 2008 is primarily due to depreciation and amortization expenses related to the New Texas Facilities.
Foreign currency transaction gain (loss). A foreign currency transaction loss of $167,000 was recorded in 2008, compared to a gain of $413,000 in 2007. Such gains and losses result primarily from foreign currency translation of a note receivable from the sale of our Canadian operations in 2004.
Interest expense. Interest expense decreased to $1.5 million in 2008 from $1.6 million in 2007. The effects of additional borrowings to complete the SMSA Acquisition were offset by principal payments made during 2007 and 2008, the effects of lower interest rates following our refinancing transaction in 2007, and reductions in variable interest rates during the periods.

Income from continuing operations before income taxes; income from continuing operations per common share. As a result of the above, continuing operations reported income before income taxes of $5.8 million in 2008 compared to $9.2 million in 2007. The provision for income taxes was $2.0 million in 2008, an effective rate of 34.1%, compared to $3.6 million in 2007, an effective rate of 38.8%. In periods prior to 2001, we generated tax credits under the Work Opportunity Tax Credit program totaling approximately $0.3 million. As we were incurring taxable losses in those years we did not record tax assets related to these credits. During the three months ending March 31, 2008, we recorded these carryforward credits as deferred tax assets as we anticipate using them to reduce our taxes payable in 2008. The impact of recording these assets reduced the effective tax rate for the six months ending June 30, 2008. The basic and diluted income per common share from continuing operations were $0.64 and $0.61, respectively, in 2008, as compared to a basic and diluted income per common share from continuing operations of $0.93 and $0.89, respectively, in 2007.
Income from discontinued operations. As discussed in the overview at the start of Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have completed certain divestitures and have reclassified our consolidated financial statements to present these divestitures as discontinued operations for all periods presented. Operating loss of discontinued operations, net of taxes, was approximately $31,000 in 2008, compared to $1,000 in 2007. The disposition of discontinued operations and completions of lease terminations resulted in no gain or loss in 2008 and a loss of $35,000, net of taxes, in 2007.
Liquidity and Capital Resources
Capital Resources
As of June 30, 2008, we had $33.4 million of outstanding borrowings, including $4.1 million in payments scheduled to be made in the next twelve months. The $4.1 million in payments to be made during the next twelve months includes approximately $2.1 million to be paid on our term loan from proceeds collected on the current portion of a note receivable.
In August 2007, we entered into an agreement with a bank for a $16.5 million term loan to finance the SMSA acquisition and repay certain existing indebtedness. The term loan has an interest rate of LIBOR plus 2.5%, a maturity of five years, and principal payments based on a ten year amortization, with additional payments based on cash flow from operations and amounts realized related to certain collateral. The term loan is secured by receivables and all other unencumbered assets of the company, including land held for sale, insurance refunds receivable and notes receivable. This term loan has an outstanding balance of $11.5 million as of June 30, 2008.
The bank loan agreement also includes a $15 million revolving credit facility that provides for revolving credit loans as well as the issuance of letters of credit. The revolver is secured by accounts receivable and provides for a maximum draw of up to $15 million. There are limits on the maximum amount of loans that may be outstanding under the revolver based on borrowing base restrictions. The revolver has a term of three years and bears interest at our option of LIBOR plus 2.25% or the bank’s prime lending rate. Annual fees for letters of credit issued under this revolver are 2.25% of the amount outstanding. We have issued a letter of credit of approximately $8.1 million to serve as a security deposit for our leases with Omega. Considering the balance of eligible accounts receivable at June 30, 2008, the letter of credit and the current maximum loan of $15 million, the balance available for future revolving credit loans would be $6.9 million. As of June 30, 2008, we had no borrowings outstanding under our revolving credit facility.
Our debt agreements contain various financial covenants the most restrictive of which relate to cash flow, debt service coverage ratios, liquidity and limits on the payment of dividends to shareholders. We are in compliance with such covenants at June 30, 2008.

New Facility Construction
In November 2007, we entered into a short-term, single facility lease with Omega for an existing 102 bed skilled nursing center in Paris, Texas, and undertook an evaluation of the feasibility of entering into an agreement with Omega for the construction of a replacement facility. On March 14, 2008, we entered into an amendment to our master lease with Omega to provide for the construction and lease of a replacement facility. Upon the completion of the construction of the replacement facility, the existing building will be closed and the single facility lease terminated.
Under the terms of the lease amendment, Omega will provide funding and we will supervise the construction of the facility. Construction began during the second quarter of 2008, with completion expected in mid-2009. Rent will commence upon completion of the project, but no later than August 2009. Once construction is completed, annual rent will be equal to 10.25% of the total cost of the replacement facility, including direct costs of construction, carrying costs during the construction period, furnishings and equipment, land cost and the value of the related skilled nursing facility license. The total cost of the replacement facility was originally expected to be approximately $7.0 million and is currently expected to be approximately $7.9 million. Under the terms of the lease amendment, costs incurred in excess of the original estimated cost of $7.0 million will be borne by us. We are currently negotiating with Omega to increase the cost amount that will be borne by Omega; however, no assurance can be given that these negotiations will be successful. The lease amendment provides for renewal options with respect to the new facility through 2035.
The replacement facility will be subject to the requirements of our current master lease, with certain exceptions for capital spending requirements. At the fifth anniversary of the completion of the construction of the replacement facility, we may terminate the lease at our sole option. If we elect to continue the lease, annual rentals for this facility will be increased by an amount equal to one half of the amount of the cash flow of the facility (as defined in the lease amendment) in excess of 1.2 times the then existing rent, effective as of the start of the sixth year after the completion of the building.
Share Repurchase
In November 2007, the Company’s Board of Directors authorized the repurchase of up to $2.5 million of our common stock pursuant to a plan under Rule 10b5-1 and in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. As of November 1, 2007, there were approximately 5.9 million shares of common stock outstanding.
During the three months ending June 30, 2008, we spent $577,000 to repurchase 53,700 shares of our common stock. From the inception of the plan in November 2007, we purchased a total of 231,800 shares for $2.5 million, the maximum amount authorized by our plan. Repurchases were made through open market or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations and were funded from available working capital. See “Part II — Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”
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
As of June 30, 2008, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred but unreported claims of $18.6 million. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows. In April 2008, we entered into individual agreements to settle eight professional liability cases for a total of $5.0 million, including $200,000 paid from insurance proceeds. These settlements will be paid in installments from April 2008 through January 2009. As of June 30, 2008, we are obligated to pay installments that total $3.5 million related to these settlements. The remaining obligation for these claims is fully accrued and included in the accrual for professional liability claims. The defense of and settlements related to other pending claims will require additional cash expenditures.
Liquidity
Net cash provided by operating activities of continuing operations totaled $4.5 million and $4.9 million in 2008 and 2007, respectively. Discontinued operations used cash of $31,000 and $1,000 in 2008 and 2007, respectively.
Investing activities of continuing operations used cash of $4.1 million and $1.4 million in 2008 and 2007, respectively. These amounts primarily represent cash used for purchases of property and equipment. We have used between $3.4 million and $6.8 million for capital expenditures of continuing operations in each of the three calendar years ended December 31, 2007. The capital expenditures we made during 2007 were driven by three projects or initiatives that totaled $3.6 million of the $6.8 million spent in total. We spent $0.6 million and $0.8 million at owned facilities in Arkansas and Texas, respectively, as well as $2.2 million at our New Texas facilities. Such expenditures were primarily for facility improvements and equipment, which were financed principally through working capital. For the year ending December 31, 2008, we anticipate that capital expenditures for improvements and equipment for our existing facility operations will be higher as we complete facility renovations and significant projects at certain owned and leased facilities. We expect to use approximately $4.1 million of working capital for facility renovation projects in 2008. Cash used in investing activities of continuing operations were offset by collections of a note receivable of $0.8 million and $0.7 million in 2008 and 2007, respectively. Discontinued operations used cash of $49,000 in 2008 and there were no cash flows from investing activities of discontinued operations in 2007.
Financing activities of continuing operations used cash of $2.9 million and $2.8 million in 2008 and 2007, respectively. The cash used resulted from the repayment of debt obligations in both years as well as the repurchase of $1.7 million of our common stock in 2008. There were no cash flows from financing activities of discontinued operations in 2008 or 2007. No interest costs or debt were allocated to discontinued operations.
Amendment to Shareholders’ Rights Plan
On August 1, 2008, the Company’s Board of Directors approved amending our current Amended and Restated Rights Agreement (the “Rights Agreement”). The amendment will provide for an increase of the exercise price of the rights under the Rights Agreement (the “Rights”) to $50 from $15 and for the extension of the Expiration Date of the Rights to August 2, 2018. In addition, the amendment will include a share exchange feature that provides the Company’s Board of Directors the option of exchanging, in whole or in part, each Right, other than those of the hostile acquiring holder, for one share of our common stock. This provision is intended to avoid requiring Rights holders to pay cash to exercise their Rights and to alleviate the uncertainty as to whether holders will exercise their Rights.
Facility Renovations
During 2005, we began an initiative to complete strategic renovations of certain facilities to improve occupancy, quality of care and profitability. We developed a plan to begin with those facilities with the greatest potential for benefit, and began the renovation program during the third quarter of 2005. As of June 30, 2008, we have completed renovation projects at eight facilities and have three additional renovation projects in progress, with expected completion of two by the end of the third quarter 2008 and the third completed in the first quarter of 2009.

A total of $12.1 million has been spent on these renovation programs to date, with $9.9 million spent on facilities leased from Omega and $2.2 million spent on owned facilities. The amounts spent on the facilities leased from Omega have been financed through increased rent and are not reflected as capital expenditures. The total renovation funding commitment from Omega was $10.0 million, which we expect to exhaust with two of our projects currently in progress. We expect to fund the project costs in excess of the Omega funding amount as well as future renovation costs with working capital.
For the eight facilities with renovations completed before the beginning of the second quarter 2008 compared to the last twelve months prior to the commencement of renovation, average occupancy increased from 63.2% to 69.2% in the second quarter of 2008, and Medicare census increased from 13.1% to 13.8% in the second quarter of 2008. No assurance can be given that these facilities will continue to show such occupancy or revenue mix improvement or that the other renovated facilities will experience similar improvements.
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
Accounts receivable attributable to patient services of continuing operations totaled $26.0 million at June 30, 2008, compared to $27.9 million at December 31, 2007, representing approximately 33 and 37 days revenue in accounts receivable at each period end, respectively. As part of the procedural Medicare and Medicaid change of ownership process, payments from Medicaid and Medicare for these facilities were temporarily delayed, and $1.3 million and $4.7 million of the increase in receivables at June 30, 2008 and December 31, 2007, respectively, were due to these delays. The $1.3 million remaining at June 30, 2008 is expected to be collected during the third quarter of 2008. Also affecting days revenue in accounts receivable at June 30, 2008 was a delay in Kentucky Medicaid payments due in June 2008 until the first week of July 2008. This delay resulted in an increase to our accounts receivable of approximately $1.4 million. Excluding these payor delays, our days revenue in accounts receivable are 30 days and 31 days as of June 30, 2008 and December 31, 2007, respectively.
The allowance for bad debt was $2.8 million at June 30, 2008, compared to $2.2 million at December 31, 2007. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.
Inflation
We do not believe that our operations have been materially affected by inflation for the three most recent years. We expect salary and wage increases for our skilled staff to continue to be higher than average salary and wage increases, as is common in the health care industry.

Off-Balance Sheet Arrangements
We had letters of credit outstanding of approximately $8.1 million as of June 30, 2008, which serves as a security deposit for our facility leases with Omega. The letters of credit were in connection with our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility.
Recent Accounting Pronouncements
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“GAAP”)” (“SFAS No. 162”). The purpose of the new standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. Previous guidance did not properly rank the accounting literature. The new standard is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have a material effect on our financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This new standard provides guidance for using fair value to measure assets and liabilities and establishes a fair value hierarchy that prioritizes the information used to develop the measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The provisions of SFAS No. 157 were effective for us beginning January 1, 2008. The adoption of SFAS No. 157 did not have an impact on our financial position, results of operations or cash flows.
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree as well as the goodwill acquired or gain recognized in a bargain purchase. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The provisions of SFAS No. 141R will be effective for us beginning January 1, 2009. We are currently assessing the impact, if any, the new standard will have on our financial position, results of operations and cash flows.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of June 30, 2008, we had outstanding borrowings of approximately $33.4 million, all of which are at variable rates of interest. In the event that interest rates were to change 1%, the impact on future cash flows would be approximately $0.3 million annually, representing the impact of increased or decreased interest expense on variable rate debt.
We have a note receivable denominated in Canadian dollars related to the sale of our Canadian operations. This note is currently recorded on our balance sheet at $4.7 million US based on the outstanding balance of the note and the exchange rate as of June 30, 2008. The carrying value of the note in our financial statements will be increased or decreased each period based on fluctuations in the exchange rate between US and Canadian currencies, and the effect of such changes will be included as income or loss in our income statements in the period of change. In the six month periods ended June 30, 2008 and 2007, we reported transaction gains (losses) of $(167,000) and $413,000, respectively, as a result of the effect of changes in the currency exchange rates on this note. A further change of 1% in the exchange rate between US and Canadian currencies would result in a corresponding increase or decrease to earnings of approximately $47,000.
ITEM 4. CONTROLS AND PROCEDURES
Advocat, with the participation of our principal executive and financial officers has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2008. Based on this evaluation, the principal executive and financial officers have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has been no change (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that has occurred during our fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of June 30, 2008, we were engaged in 18 professional liability lawsuits. Three lawsuits are currently scheduled for trial within the next year and we expect that additional cases will be set for trial during this period. In April 2008, we entered into individual agreements to settle eight professional liability cases for $5.0 million, including $200,000 paid from insurance proceeds. These settlements will be paid in installments from April 2008 through January 2009. As of June 30, 2008, we are obligated to pay installments that total $3.5 million related to these settlements. The remaining obligation for these claims is fully accrued and is included in the accrual for professional liability claims. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
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
ITEM 1A. RISK FACTORS
Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in “Risk Factors” in Part I — Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. In addition to the risk factors previously disclosed in our Annual Report on Form 10-K, the following factor could cause our results to differ from our expectations.
If we are unable to complete construction of the Paris, Texas replacement facility in a timely manner and at our budgeted costs, and if we are unable to develop the necessary census and payor mix as projected, we will not realize the anticipated potential benefits from the project and our business and results of operations could be adversely affected.
The completion of the construction of the Paris, Texas replacement facility will require that we complete construction in a timely manner and at budgeted costs. The total cost of the replacement facility is expected to be approximately $7.9 million. Construction costs in excess of $7.0 million will be borne by us and if the building is not ready to be operated at July 31, 2009, we will be required to pay rent on a building not in use. We are currently negotiating with Omega to increase the amount of costs that will be borne by Omega; however, no assurance can be given that these negotiations will be successful. Successful construction will depend on our ability to supervise construction such that the building is ready for use substantially on time and that construction costs are substantially within the amounts budgeted. Our ability to develop the necessary census and payor mix to justify the increased rent associated with the new building will require that we maintain our existing census as well as increase our current market share among new residents, especially the more desirable payor types. Difficulties could include delayed or more costly construction than was anticipated, increased demands on our management, financial, technical and other resources, a decline in census or a less than desired increase in census, unsatisfactory mix of resident payor sources and unanticipated cost increases. Some of these factors are beyond our control. If we are unable to successfully complete the project, we will not realize the anticipated potential benefits from the project and our business and results of operations would be adversely affected.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchase of Common Stock. The following table presents information on our purchases of our common stock during the quarter ended June 30, 2008.

Total Number of
			Shares Purchased	Maximum
			as	Approximate
	Total Number		Part of Publicly	Dollar Value of Shares
	of	Average Price	Announced Plans	That May Yet Be
	Shares	Paid per	or	Purchased Under the
Period	Purchased	Share	Programs (1)	Plans or Programs (1)
April 1 through 22	53,700	$10.75	231,800	$—

Total	53,700

(1)	All share repurchases between April 1, 2008 and April 22, 2008 were made pursuant to a share repurchase program authorized by the Company’s Board of Directors and publicly announced on November 6, 2007, which allowed for the repurchase of up to $2.5 million of our common stock from time to time pursuant to a plan under 10b5-1 and in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, through November 6, 2008. The total number of shares purchased includes shares purchased in 2007 following the announcement of the plan. Repurchases under the plan were completed in April 2008.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The annual meeting of shareholders was held on June 3, 2008.

(b)	Matters voted upon at the meeting:
1.	Election of Directors:

Wallace E. Olson
For	4,883,545
Withheld	173,638
Eligible Shares	5,057,183

Chad A. McCurdy
For	4,974,328
Withheld	82,855
Eligible Shares	5,057,183

Our continuing directors include William C. O’Neil, Jr., Robert Z. Hensley, William R. Council, III and Richard M. Brame.

2.	Approval of the Advocat Inc. 2008 Stock Purchase Plan for Key Personnel

For	2,603,583
Against	509,436
Withheld	46,836
Broker Non-Votes	1,897,328
Eligible Shares	5,057,183
3.	Shareholder Proposal of Bristol Capital Advisors, LLC

For	445,715
Against	2,387,436
Withheld	326,704
Broker Non-Votes	1,897,328
Eligible Shares	5,057,183
ITEM 6. EXHIBITS
The exhibits filed as part of this quarterly report on Form 10-Q are listed in the Exhibit Index immediately following the signature page.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVOCAT INC.
August 6, 2008
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

Exhibit
Number	Description of Exhibits

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-76150 on Form S-1).

3.2	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.5 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 33-76150 on Form S-1).

3.4	Amendment to Certificate of Incorporation dated March 23, 1995 (incorporated by reference to Exhibit A of Exhibit 1 to the Company’s Form 8-A filed March 30, 1995).

3.5	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.4 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company’s Registration Statement No. 33-76150 on Form S-1).

4.2	Rights Agreement dated March 13, 1995, between the Company and Third National Bank in Nashville (incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K dated March 13, 1995).

4.3	Summary of Shareholder Rights Plan adopted March 13, 1995 (incorporated by reference to Exhibit B of Exhibit 1 to Form 8-A filed March 30, 1995).

4.4	Rights Agreement of Advocat Inc. dated March 23, 1995 (incorporated by reference to Exhibit 1 to Form 8-A filed March 30, 1995).

4.5	Amended and Restated Rights Agreement dated as of December 7, 1998 (incorporated by reference to Exhibit 1 to Form 8-A/A filed December 7, 1998).

10.1	Advocat Inc. 2008 Stock Purchase Plan for Key Personnel (incorporated by reference to Annex A of the Company’s 2008 Proxy Statement filed May 2, 2008).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).