Form 10-Q
period 2008-09-30
ADVOCAT INC
filed 2008-11-06
CIK 919956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
CHECK ONE:

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2008
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
Yes ☐     No ☑
5,670,987
(Outstanding shares of the issuer’s common stock as of November 1, 2008)

Part I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
ADVOCAT INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$9,967	$11,658
Receivables, less allowance for doubtful accounts of $3,206 and $2,158, respectively	23,585	26,444
Current portion of note receivable	4,685	629
Prepaid expenses and other current assets	2,178	2,130
Insurance refunds receivable	—	1,234
Prepaid income taxes	1,306	—
Deferred income taxes	2,298	2,110

Total current assets	44,019	44,205

PROPERTY AND EQUIPMENT, at cost	71,094	64,294
Less accumulated depreciation	(37,280)	(34,091)
Discontinued operations, net	1,455	1,455

Property and equipment, net	35,269	31,658

OTHER ASSETS:
Deferred income taxes	16,107	16,568
Note receivable, net of current portion	—	4,983
Deferred financing and other costs, net	994	1,239
Other assets	2,334	1,945
Acquired leasehold interest, net	10,245	9,492

Total other assets	29,680	34,227

	$108,968	$110,090

(Continued)

ADVOCAT INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(continued)

	September 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt	$4,122	$1,942
Trade accounts payable	5,732	6,636
Accrued expenses:
Payroll and employee benefits	11,052	11,360
Current portion of self-insurance reserves	4,637	4,597
Income taxes payable	—	393
Other current liabilities	5,006	3,600

Total current liabilities	30,549	28,528

NONCURRENT LIABILITIES:
Long-term debt, less current portion	28,805	32,513
Self-insurance reserves, less current portion	13,755	17,578
Other noncurrent liabilities	11,411	9,137

Total noncurrent liabilities	53,971	59,228

COMMITMENTS AND CONTINGENCIES

SERIES C REDEEMABLE PREFERRED STOCK
$.10 par value, 5,000 shares authorized, issued and outstanding, including premium of $3,398 and $4,672 at September 30, 2008 and December 31, 2007, respectively	8,316	9,590

SHAREHOLDERS’ EQUITY:
Series A preferred stock, authorized 200,000 shares, $.10 par value, none issued and outstanding	—	—
Common stock, authorized 20,000,000 shares, $.01 par value, 5,903,000 and 5,878,000 shares issued, and 5,671,000 and 5,804,000 shares outstanding, respectively	59	59
Treasury stock at cost, 232,000 and 74,000 shares of common stock, respectively	(2,500)	(817)
Paid-in capital	16,684	15,804
Retained earnings (accumulated deficit)	1,889	(2,302)

Total shareholders’ equity	16,132	12,744

	$108,968	$110,090

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts, unaudited)

	Three Months Ended September 30,
	2008	2007
PATIENT REVENUES, net	$72,206	$63,884

EXPENSES:
Operating	58,297	49,253
Lease	5,753	5,162
Professional liability	278	(6)
General and administrative	4,642	4,580
Depreciation and amortization	1,355	1,033

Total expenses	70,325	60,022

OPERATING INCOME	1,881	3,862

OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	(126)	330
Interest income	91	264
Interest expense	(692)	(956)
Debt retirement costs	—	(116)

	(727)	(478)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,154	3,384
PROVISION FOR INCOME TAXES	(480)	(1,363)

NET INCOME FROM CONTINUING OPERATIONS	674	2,021

NET LOSS FROM DISCONTINUED OPERATIONS:
Operating loss, net of taxes of $(4) and $(10), respectively	(4)	(100)
Gain on sale, net of taxes of $0 and $17, respectively	—	28

DISCONTINUED OPERATIONS	(4)	(72)

NET INCOME	670	1,949
PREFERRED STOCK DIVIDENDS	86	86

NET INCOME FOR COMMON STOCK	$584	$1,863

NET INCOME PER COMMON SHARE:
Per common share — basic
Continuing operations	$0.10	$0.33
Discontinued operations	—	(0.01)

	$0.10	$0.32

Per common share — diluted
Continuing operations	$0.10	$0.32
Discontinued operations	—	(0.02)

	$0.10	$0.30

WEIGHTED AVERAGE COMMON SHARES:
Basic	5,671	5,877

Diluted	5,859	6,136

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts, unaudited)

	Nine Months Ended September 30,
	2008	2007
PATIENT REVENUES, net	$214,517	$173,857

EXPENSES:
Operating	169,832	132,903
Lease	17,203	14,369
Professional liability	636	(2,961)
General and administrative	13,848	12,920
Depreciation and amortization	3,914	2,874

Total expenses	205,433	160,105

OPERATING INCOME	9,084	13,752

OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	(293)	743
Interest income	371	771
Interest expense	(2,226)	(2,548)
Debt retirement costs	—	(116)

	(2,148)	(1,150)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	6,936	12,602
PROVISION FOR INCOME TAXES	(2,452)	(4,940)

NET INCOME FROM CONTINUING OPERATIONS	4,484	7,662

NET LOSS FROM DISCONTINUED OPERATIONS:
Operating loss, net of taxes of $(23) and $(10), respectively	(35)	(101)
Loss on sale, net of taxes of $0 and $(6), respectively	—	(7)

DISCONTINUED OPERATIONS	(35)	(108)

NET INCOME	4,449	7,554
PREFERRED STOCK DIVIDENDS	258	258

NET INCOME FOR COMMON STOCK	$4,191	$7,296

NET INCOME PER COMMON SHARE:
Per common share — basic
Continuing operations	$0.74	$1.26

Discontinued operations	—	(0.02)

	$0.74	$1.24

Per common share — diluted
Continuing operations	$0.71	$1.21

Discontinued operations	—	(0.02)

	$0.71	$1.19

WEIGHTED AVERAGE COMMON SHARES:
Basic	5,700	5,874

Diluted	5,919	6,131

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,449	$7,554
Discontinued operations	(35)	(108)

Net income from continuing operations	4,484	7,662
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	3,914	2,874
Provision for doubtful accounts	1,684	809
Deferred income tax provision	273	3,713
Provision for (benefit from) self-insured professional liability, net of cash payments	(3,636)	(6,010)
Stock-based compensation	645	454
Amortization of deferred balances	335	221
Provision for leases in excess of cash payments	1,371	1,753
Foreign currency transaction (gain) loss	293	(743)
Debt retirement costs	—	116
Non-cash interest income	(96)	(99)
Changes in other assets and liabilities affecting operating activities:
Receivables, net	1,140	(7,520)
Prepaid expenses and other assets	(133)	872
Trade accounts payable and accrued expenses	(1,365)	2,965

Net cash provided by continuing operations	8,909	7,067
Discontinued operations	(35)	(21)

Net cash provided by operating activities	8,874	7,046

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(7,259)	(4,015)
Acquisition of leasehold interest	—	(9,218)
Proceeds from sale of discontinued operations and bed license	—	180
Decrease (increase) in restricted cash deposits	—	247
Note receivable issued	—	(1,800)
Notes receivable collection	765	2,500
Decrease in cash restricted for capital expenditures	—	864
Deposits and other deferred balances	(413)	(6)

Net cash used by continuing operations	(6,907)	(11,248)
Discontinued operations	(49)	—

Net cash used in investing activities	(6,956)	(11,248)

(Continued)

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)
(continued)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	$(1,528)	$(9,353)
Proceeds from issuance of debt	—	16,500
Financing costs	(4)	(826)
Repurchase of common stock	(1,683)	—
Proceeds from exercise of stock options	235	60
Payment of preferred stock dividends	(258)	(258)
Payment for preferred stock restructuring	(371)	(326)

Net cash provided by (used in) financing activities	(3,609)	5,797

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,691)	1,595

CASH AND CASH EQUIVALENTS, beginning of period	11,658	12,344

CASH AND CASH EQUIVALENTS, end of period	$9,967	$13,939

SUPPLEMENTAL INFORMATION:
Cash payments of interest	$1,938	$2,294

Cash payments of income taxes	$3,848	$838

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007
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
As of September 30, 2008, the Company’s continuing operations consist of 50 nursing centers with 5,773 licensed nursing beds and 31 assisted living units. The Company’s continuing operations include nine owned nursing centers and 41 leased nursing centers located in Alabama, Arkansas, Florida, Kentucky, Ohio, Tennessee, Texas and West Virginia.
2. BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The interim consolidated financial statements for the three and nine month periods ended September 30, 2008 and 2007 included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the Company’s financial position at September 30, 2008 and the results of operations and cash flows for the three and nine month periods ended September 30, 2008 and 2007. The Company’s consolidated balance sheet at December 31, 2007 was derived from the Company’s audited consolidated financial statements as of December 31, 2007.
The results of operations for the three and nine month periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
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
The SMSA Acquisition is accounted for using the purchase method of accounting. The purchase price of this transaction was allocated to the identifiable assets acquired based upon their respective fair values, and the liabilities assumed are based on the expected or paid settlement amounts. The purchase price allocation was subject to change during the twelve month period subsequent to the acquisition date for items including actual settlement of the assumed liabilities and is now final. The operating results have been included in the Company’s consolidated financial statements since the date of the acquisition.
During the three months ended June 30, 2008, the Company received notification of payments due to the Centers for Medicare and Medicaid Services (“CMS”) related to Medicare reimbursement for 1997 and earlier periods for one of the acquired facilities. The total amount of the payments requested by CMS as of September 30, 2008 was approximately $1,436,000, including accrued interest of approximately $807,000. The Company intends to seek relief for this assessment from CMS, and is seeking to have the assessment declared to be the responsibility of previous owners of the facility in litigation pending in the United States Bankruptcy Court for the Northern District of Texas, which is the court in which SMSA’s bankruptcy case was filed. In the second quarter of 2008, the Company recorded a liability of $1,022,000 for its estimate of its ultimate liability for this assessment and defense costs, resulting in an increase in the acquired leasehold interest intangible asset. The Company’s estimate of the liability takes into consideration the facts and circumstances, including the number of operators of the property in the intervening period since the original assessment and delays by CMS in seeking collection.
The following table summarizes the final purchase price allocation of the net assets acquired, including the adjustment described above:

Current assets	$70,000
Property and equipment	145,000
Deferred tax asset	116,000
Acquired leasehold interest intangible	10,653,000

Total assets acquired	10,984,000
Current liabilities	1,889,000

Total net assets acquired	$9,095,000

The purchase price allocation resulted in an acquired leasehold interest intangible asset of approximately $10,653,000. The intangible asset is subject to full amortization over the remaining life of the lease, including renewal periods, a period of approximately 28 years. Amortization expense of approximately $278,000 related to this intangible asset was recorded during the nine month period ended September 30, 2008.

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
Under the terms of the lease amendment, Omega will provide funding and the Company will supervise the construction of the facility. Construction began during the second quarter of 2008, with completion expected in mid-2009. Rent will commence upon completion of the project, but no later than August 2009. Once construction is completed, annual rent will be equal to 10.25% of the total cost of the replacement facility, including direct costs of construction, carrying costs during the construction period, furnishings and equipment, land cost and the value of the related skilled nursing facility license. The total cost of the replacement facility was originally expected to be approximately $7.0 million and is currently expected to be approximately $7.9 million. Under the terms of the March 14, 2008 lease amendment and an October 24, 2008 lease amendment, costs incurred in excess of the current estimated cost of $7.9 million would be borne by the Company. The lease amendment provides for renewal options with respect to the new facility through 2035.
The replacement facility will be subject to the requirements of the Company’s current master lease, with certain exceptions for capital spending requirements. At the fifth anniversary of rent commencement for the replacement facility, the Company may terminate the lease with respect to this facility. Beginning 18 months after the facility commences operations and continuing until the fifth anniversary of rent commencement, Omega may terminate the lease for this facility if the cash flow of the facility (as defined in the lease amendment) is less than 1.2 times the then existing rent. If the Company elects to continue the lease, annual rentals for this facility may be increased by an amount equal to one half of the amount of the cash flow of the facility (as defined in the lease amendment) in excess of 1.2 times the then existing rent, effective as of the start of the sixth year after the completion of the building. If at any time beginning 18 months after the completion of the building the average annual cash flow of the facility exceeds 1.3 times the then existing rent, the termination options of both Omega and the Company are eliminated, and the rent reset provisions described above are eliminated.
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
The Company has essentially exhausted all general and professional liability insurance available for claims asserted prior to March 10, 2007. For claims made during the period from March 10, 2007 through March 9, 2009, the Company maintains insurance with coverage limits of $100,000 per medical incident and total annual aggregate policy coverage limits of $500,000. As of September 30, 2008, payments already made by the insurance provider for the period from March 10, 2007 through March 9, 2009 have reduced the remaining aggregate coverage amount in the policy period, but coverage has not been exhausted.

Reserve for Estimated Self-Insured Professional Liability Claims-
Because the Company anticipates that its actual liability for existing and anticipated claims will exceed the Company’s limited professional liability insurance coverage, the Company has recorded total liabilities for professional liability and other claims of $17,038,000 as of September 30, 2008. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis.
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
The following summarizes the Company’s accrual for professional liability and other claims for each policy year as of the end of the period:

	September 30,	December 31,
	2008	2007
Policy Year End March 9,
2009	$2,992,000	$—
2008	6,252,000	5,134,000
2007	4,664,000	7,625,000
2006	1,731,000	4,757,000
2005	999,000	2,339,000
2004 and earlier	400,000	820,000

	$17,038,000	$20,675,000

The Company’s cash expenditures for self-insured professional liability costs were $3,806,000 and $2,589,000 for the nine months ended September 30, 2008 and 2007, respectively. In April 2008, the Company entered into individual agreements to settle eight professional liability cases for a total of $4,950,000, including $200,000 paid from insurance proceeds. The settlements will be paid in installments from April 2008 through January 2009. As of September 30, 2008, the Company is obligated to pay installments that total $2,050,000 related to these settlements. The remaining obligation for these claims is fully accrued and included in the accrual for professional liability claims. In addition to these settlement payments, the Company will have throughout the year additional cash expenditures for other settlements and self-insured professional liability costs.

Other Insurance-
With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. The Company is completely self-insured for workers’ compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. The Company has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate. The liability recorded by the Company for the self-insured obligations under these plans is $380,000 as of September 30, 2008.
From June 30, 2003 until June 30, 2007, the Company’s workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. The Company accounts for premium expense under these policies based on its estimate of the level of claims expected to be incurred, and had recorded insurance refunds receivable of $1,234,000 as of December 31, 2007. During the nine months ended September 30, 2008, the Company received the proceeds of these insurance refunds. Any adjustments of future premiums for workers’ compensation policies and differences between actual settlements and reserves for self-insured obligations are included in expense in the period finalized.
From July 1, 2007 through June 30, 2008, the Company had a guaranteed cost policy for workers’ compensation insurance, under which expense was equal to the premiums paid. As a result, there will be no premium refunds for this policy period.
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
The Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $974,000 at September 30, 2008. The differences between actual settlements and reserves are included in expense in the period finalized.
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
During the nine month period ended September 30, 2008, the Compensation Committee of the Board of Directors approved grants of 110,700 Stock only Stock Appreciation Rights (“SOSARs”) at a weighted average exercise price of $10.90. The SOSARs will vest one-third on the first, second, and third anniversaries of the grant date. As a result of the SOSARs granted the Company recorded an additional $151,000 and $325,000 in stock-based compensation expense for the three and nine month periods ended September 30, 2008. As of September 30, 2008, there was approximately $673,000 of remaining compensation costs related to these 2008 SOSARs to be recognized over the remaining vesting period. The Company estimated the total recognized and unrecognized compensation using the Black-Scholes-Merton (“BSM”) option valuation model.
This non-cash expense is included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. The Company recorded total stock-based compensation expense of $645,000 and $454,000 in the nine month periods ended September 30, 2008 and 2007, respectively.
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
The facility had low occupancy and operated at a loss. The facility had been leased subject to the Omega master lease. Under the terms of that lease, the master lease rental payment was not reduced. This facility accounted for revenues of approximately $575,000 in the nine month period ended September 30, 2007.
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
9. EARNINGS PER COMMON SHARE
Information with respect to basic and diluted net income per common share is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income per common share:
Per common share — basic
Income from continuing operations	$0.10	$0.33	$0.74	$1.26
Income (loss) from discontinued operations
Operating income, net of taxes	—	(0.02)	—	(0.02)
Loss on sale, net of taxes	—	0.01	—	—

Discontinued operations, net of taxes	—	(0.01)	—	(0.02)

Net income	$0.10	$0.32	$0.74	$1.24

Per common share — diluted
Income from continuing operations	$0.10	$0.32	$0.71	$1.21
Income (loss) from discontinued operations
Operating income, net of taxes	—	(0.02)	—	(0.02)
Loss on sale, net of taxes	—	—	—	—

Discontinued operations, net of taxes	—	(0.02)	—	(0.02)

Net income	$0.10	$0.30	$0.71	$1.19

The impact of the weighted average SOSARs outstanding were not included in the computation of diluted earnings per common share because these securities would have been anti-dilutive.
10. LONG-TERM DEBT
The Company has a $15,000,000 revolving credit facility that provides for revolving credit loans as well as the issuance of letters of credit. There are limits on the maximum amount of loans that may be outstanding under the revolver based on borrowing base restrictions. The revolver has a term of three years, expiring August 2010 and bears interest at the Company’s option of LIBOR plus 2.25% or the bank’s prime lending rate. Annual fees for letters of credit issued under this revolver are 2.25% of the amount outstanding. The Company has a letter of credit of approximately $8,117,000 to serve as a security deposit for the Company’s leases with Omega. Considering the balance of eligible accounts receivable at September 30, 2008, the letter of credit and the current maximum loan amount of $15,000,000, the balance available for revolving credit loans as of September 30, 2008 was $6,467,000. As of September 30, 2008, the Company had no borrowings outstanding under the revolving credit facility.
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
The Company’s debt agreements contain various financial covenants, the most restrictive of which relate to cash flow, debt service coverage ratios, liquidity and limits on the payment of dividends to shareholders. The Company is in compliance with all such covenants at September 30, 2008, with the exception of the Minimum Fixed Charge Coverage Covenant related to the Company’s term loan. The Minimum Fixed Charge Coverage Covenant was impacted by a combination of the decline in the Company’s operating performance and increased capital expenditures. On November 3, 2008 the Company received a covenant waiver from the bank effective for the period ending September 30, 2008 through the earlier of October 1, 2009 or the date the

Company amends the Minimum Fixed Charge Coverage Covenant. The Company and the bank are currently in discussions to amend the provisions of the Minimum Fixed Charge Coverage Covenant, and the terms of the waiver require that this amendment be completed by December 31, 2008. It is anticipated that the amendment will be completed in the fourth quarter of 2008 and that the Company would be in compliance with the proposed covenant for at least the next twelve months.
The Company is subject to a covenant under its mortgage loan that requires the Company to maintain a combined occupancy for seven owned homes that serve as collateral for the mortgage loan. The Company is in compliance with the covenant at September 30, 2008, however, the covenant becomes more restrictive as of December 31, 2008, and based on occupancy at September 30, 2008, the Company would not be in compliance with the more restrictive covenant. The Company is currently in discussions with its mortgage lender to amend these covenants, and based on these discussions with the lender and forecasted occupancy at these facilities, it is anticipated that the Company will remain in compliance with the revised covenant for at least the next twelve months.
11. INCOME TAXES
In periods prior to 2001, the Company generated tax credits under the Work Opportunity Tax Credit program totaling approximately $328,000. As the Company was incurring taxable losses in those years the Company did not record tax assets related to these credits. During the three months ending March 31, 2008, the Company recorded these carryforward credits as deferred tax assets, as the Company anticipates using them to reduce its taxes payable in 2008. The impact of recording these assets reduced the effective tax rate for the nine months ending September 30, 2008.
The Canada Customs and Revenue Agency (“CCRA”) audited the 2003 and 2002 Canadian federal tax returns of Diversicare Canada Management Services Co., Inc. (“DCMS”), the Company’s Canadian subsidiary sold in 2004, and proposed certain adjustments to the DCMS tax returns. The adjustments related to deductions for the allocation of overhead charges of United States management to DCMS. Under the terms of the sale of DCMS, the Company is liable for any liability that arises from these adjustments. In 2005, the Company recorded a charge for its estimated liability for additional tax, interest and professional fees resulting from these proposed adjustments. During 2008, the Company paid $234,000 to settle the remaining tax liability with CCRA. The payment decreased the unrecognized tax benefits accrued in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109.”
12. AMENDMENT TO SHAREHOLDERS’ RIGHTS PLAN
On August 1, 2008, the Company’s Board of Directors approved amending its current Amended and Restated Rights Agreement (the “Rights Agreement”). The amendment provides for an increase of the exercise price of the rights under the Rights Agreement (the “Rights”) to $50 from $15 and for the extension of the Expiration Date of the Rights to August 2, 2018. In addition, the amendment includes a share exchange feature that provides the Company’s Board of Directors the option of exchanging, in whole or in part, each Right, other than those of the hostile acquiring holder, for one share of the Company’s common stock. This provision is intended to avoid requiring Rights holders to pay cash to exercise their Rights and to alleviate the uncertainty as to whether holders will exercise their Rights.

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
As of September 30, 2008, our continuing operations consisted of 50 nursing centers with 5,773 licensed nursing beds and 31 assisted living units. As of September 30, 2008, our continuing operations included nine owned nursing centers and 41 leased nursing centers.
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
Revenues
Patient Revenues
The fees we charge patients in our nursing centers are recorded on an accrual basis. These rates are contractually adjusted with respect to individuals receiving benefits under federal and state-funded programs and other third-party payors. Our net revenues are derived substantially from Medicare, Medicaid and other government programs (approximately 85.0% and 87.4% for the nine month periods ended September 30, 2008 and 2007, respectively). Medicare intermediaries make retroactive adjustments based on changes in allowed claims. In addition, certain of the states in which we operate require complicated and detailed cost reports which are subject to review and adjustments. In the opinion of management, adequate provision has been made for adjustments that may result from such reviews. Retroactive adjustments, if any, are recorded when objectively determinable, generally within three years of the close of a reimbursement year depending upon the timing of appeals and third-party settlement reviews or audits.
Allowance for Doubtful Accounts
We evaluate the collectability of our accounts receivable by reviewing current agings of accounts receivable, historical collections data and other factors. As a percentage of revenue, our provision for doubtful accounts was approximately 0.8% and 0.5% for the nine month periods ended September 30, 2008 and 2007, respectively. During 2007, bad debt expense was lower due to better than expected collections experience. On a full year basis, our provision for doubtful accounts was approximately 0.4%, 0.8% and 0.8% for 2007, 2006 and 2005, respectively. Historical bad debts have generally resulted from uncollectible private pay balances, some uncollectible coinsurance and deductibles and other factors. Receivables that are deemed to be uncollectible are written off.
Professional Liability and Other Self-Insurance Reserves
Accrual for Professional and General Liability Claims-
Because our actual liability for existing and anticipated professional liability and general liability claims will exceed our limited insurance coverage, we have recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $17.0 million as of September 30, 2008. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of related legal costs incurred and expected to be incurred. All losses are projected on an undiscounted basis.
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

	September 30,	December 31,
	2008	2007
Policy Year End March 9,
2009	$2,992,000	$—
2008	6,252,000	5,134,000
2007	4,664,000	7,625,000
2006	1,731,000	4,757,000
2005	999,000	2,339,000
2004 and earlier	400,000	820,000

	$17,038,000	$20,675,000

The Company’s cash expenditures for self-insured professional liability costs were $3.8 million and $2.6 million for the nine months ended September 30, 2008 and 2007, respectively. In April 2008, the Company entered into individual agreements to settle eight professional liability cases for a total of $5.0 million, including $200,000 paid from insurance proceeds. The settlements will be paid in installments from April 2008 through January 2009. As of September 30, 2008, we are obligated to pay installments that total $2.1 million related to these settlements. The remaining obligation for these claims is fully accrued and is included in the accrual for professional liability claims. In addition to these settlement payments, we will have additional cash expenditures throughout the year for other settlements and self-insured professional liability costs.
Although we retain a third-party actuarial firm to assist us, professional and general liability claims are inherently uncertain, and the liability associated with anticipated claims is very difficult to estimate. As a result, our actual liabilities may vary significantly from the accrual, and the amount of the accrual has and may continue to fluctuate by a material amount in any given quarter.
Professional liability costs are material to our financial position, and changes in estimates as well as differences between estimates and the ultimate amount of loss may cause a material fluctuation in our reported results of operations. Our professional liability expense was $0.6 million for the nine month period ended September 30, 2008, compared to negative $3.0 million for the nine months ended September 30, 2007, with negative amounts representing net benefits resulting from downward revisions in previous estimates. These amounts are material in relation to our reported net income from continuing operations for the related periods of $4.5 million and $7.7 million, respectively. The total liability recorded at September 30, 2008, was $17.0 million, compared to current assets of $44.0 million and total assets of $109.0 million. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
Accrual for Other Self-Insured Claims-
From June 30, 2003 until June 30, 2007, our workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments on incurred losses. We account for premium expense under these policies based on our estimate of the level of claims expected to be incurred and had recorded insurance refunds receivable of $1.2 million as of December 31, 2007. During the nine months ended September 30, 2008, we received the proceeds of these insurance refunds. Any adjustments of future premiums for workers’ compensation policies and differences between actual settlements and reserves for self-insured obligations are included in expense in the period finalized.
From July 1, 2007 through June 30, 2008, we had a guaranteed cost policy for workers’ compensation insurance, under which expense was equal to the premiums paid. As a result, there will be no premium refunds for this policy period.

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
We are self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually under a self-insurance plan. We provide reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate, based on known claims and estimates of unknown claims based on historical information. The liability for reported claims and estimates for incurred but unreported claims is $1.0 million at September 30, 2008. The differences between actual settlements and reserves are included in expense in the period finalized. Our reserves for health insurance benefits can fluctuate materially from one year to the next depending on the number of significant health issues of our covered employees and their dependants.
Asset Impairment
We evaluate our property and equipment on a quarterly basis to determine if facts and circumstances suggest that the assets may be impaired or that the estimated depreciable life of the asset may need to be changed such as significant physical changes in the property, significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows of the property. The need to recognize an impairment is based on estimated undiscounted future cash flows from a property compared to the carrying value of that property. If recognition of an impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property. We did not record any asset impairments in the nine month periods ended September 30, 2008 and 2007. If our estimates or assumptions with respect to a property change in the future, we may be required to record additional impairment charges for our assets.
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
Stock-Based Compensation
We recognize compensation cost for all share-based payments granted after January 1, 2006 on a straight-line basis over the vesting period. We calculated the recognized and unrecognized stock-based compensation using the BSM option valuation method, which requires us to use certain key assumptions to develop the fair value estimates. These key assumptions include expected volatility, risk-free interest rate, expected dividends and expected term. During the nine month periods ended September 30, 2008 and 2007, we recorded charges of approximately $0.6 million and $0.5 million, respectively, in stock-based compensation. Stock-based compensation expense is a non-cash expense, and such amounts are included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees.
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

In December 2006, Congress passed the Tax Relief and Health Care Act of 2006 (TRHCA). The TRHCA reduces the maximum federal matching under Medicare provider assessments to 5.5% of aggregate Medicaid outlays. This reduction in funding became effective for fiscal years beginning after January 1, 2008. This change has not had a material impact on our results of operations.
The Federal Deficit Reduction Act of 2005 mandates reducing by 30% the amount that Medicare reimburses nursing centers and other non-hospital providers for bad debts arising from uncollectible Medicare coinsurance and deductibles for those individuals that are not dually eligible for Medicare and Medicaid. This provision has not had a material impact on the Company.
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
The 3.4% market basket increase is effective October 1, 2008. The actual amount of the market basket increase is based on several factors and varies for each individual center. It is estimated that the market basket adjustment will result in an average increase of approximately 3.5% for our facilities as a group, increasing the Company’s revenue by approximately $0.2 million per month.
We are unable to predict what, if any, reform proposals or reimbursement limitations will be implemented in the future, or the effect such changes would have on our operations. For the nine months ended September 30, 2008, we derived 31.7% and 53.3% of our total patient and resident revenues related to continuing operations from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on our profitability.
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
Licensure and other Health Care Laws
All our nursing centers must be licensed by the state in which they are located in order to accept patients, regardless of payor source. In most states, nursing homes are subject to certificate of need laws, which require us to obtain government approval for the construction of new nursing homes or the addition of new licensed beds to existing homes. Our nursing centers must comply with detailed statutory and regulatory requirements on an ongoing basis in order to qualify for licensure, as well as for certification as a provider eligible to receive payments from the Medicare and Medicaid programs. Generally, the requirements for licensure and Medicare/Medicaid certification are similar and relate to quality and adequacy of personnel, quality of medical care, record keeping, dietary services, resident rights, and the physical condition of the facility and the adequacy of the equipment used therein. Each facility is subject to periodic inspections, known as “surveys” by health care regulators, to determine compliance with all applicable licensure and certification standards. Such requirements are both subjective and subject to change. If the survey concludes that there are deficiencies in compliance, the facility is subject to various sanctions, including but not limited to monetary fines and penalties, suspension of new admissions, non-

payment for new admissions and loss of licensure or certification. Generally, however, once a facility receives written notice of any compliance deficiencies, it may submit a written plan of correction and is given a reasonable opportunity to correct the deficiencies. There can be no assurance that, in the future, we will be able to maintain such licenses and certifications for our facilities or that we will not be required to expend significant sums in order to comply with regulatory requirements.
Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of September 30, 2008, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

		1 year	2 to 3	4 to 5	After
Contractual Obligations	Total	or less	Years	Years	5 Years
Long-term debt obligations (1)	$38,436	$6,083	$28,071	$4,282	$—
Settlement Obligations (2)	$2,050	$2,050	$—	$—	$—
Series C Preferred Stock (3)	$5,607	$344	$5,263	$—	$—
Elimination of Preferred Stock Conversion feature (4)	$6,868	$687	$1,374	$1,374	$3,433
Operating leases	$608,864	$21,799	$43,645	$45,027	$498,393
Required capital expenditures under mortgage loans (5)	$694	$245	$449	$—	$—
Required capital expenditures under operating leases (6)	$28,980	$854	$1,708	$1,713	$24,705

Total	$691,499	$32,062	$80,510	$52,396	$526,531

(1)	Long-term debt obligations include scheduled future payments of principal and interest of long-term debt.

(2)	Settlement obligations relate to professional liability cases settled in 2008 that will be paid in installments through January 2009. The liabilities are included in our current portion of self insurance reserves.

(3)	Series C Preferred Stock includes quarterly dividend payments and redemption value at preferred shareholder’s earliest redemption date.

(4)	Payments for the elimination of preferred stock conversion feature.

(5)	Includes annual expenditure requirements for capital maintenance under mortgage loan covenants.

(6)	Includes annual capital expenditure requirements under operating leases.
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.5 times their annual salary in the event of a termination without cause, a constructive discharge (as defined in each employment agreement), or upon a change of control of the Company (as defined in each employment agreement). The maximum contingent liability under these agreements is approximately $2.0 million as of September 30, 2008. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by us or the employee. In addition, upon the occurrence of any triggering event, those certain members of management may elect to require that we purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of our common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of our stock on September 30, 2008, the maximum contingent liability for the repurchase of the equity grants is approximately $0.3 million. No amounts have been accrued for this contingent liability.

Results of Operations
The following tables present the unaudited interim statements of income and related data for the three and nine month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,
(in thousands)	2008	2007	Change	%
PATIENT REVENUES, net	$72,206	$63,884	$8,322	13.0

EXPENSES:
Operating	58,297	49,253	9,044	18.4
Lease	5,753	5,162	591	11.4
Professional liability	278	(6)	284	4,733.3
General and administrative	4,642	4,580	62	1.4
Depreciation and amortization	1,355	1,033	322	31.2

Total expenses	70,325	60,022	10,303	17.2

OPERATING INCOME	1,881	3,862	(1,981)	(51.3)

OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	(126)	330	(456)	(138.2)
Interest income	91	264	(173)	(65.5)
Interest expense	(692)	(956)	264	27.6
Debt retirement costs	—	(116)	116	100.0

	(727)	(478)	(249)	(52.1)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,154	3,384	(2,230)	(65.9)
PROVISION FOR INCOME TAXES	(480)	(1,363)	(883)	(64.8)

NET INCOME FROM CONTINUING OPERATIONS	$674	$2,021	$(1,347)	(66.7)

	Nine Months Ended September 30,
(in thousands)	2008	2007	Change	%
PATIENT REVENUES, net	$214,517	$173,857	$40,660	23.4

EXPENSES:
Operating	169,832	132,903	36,929	27.8
Lease	17,203	14,369	2,834	19.7
Professional liability	636	(2,961)	3,597	121.5
General and administrative	13,848	12,920	928	7.2
Depreciation and amortization	3,914	2,874	1,040	36.2

Total expenses	205,433	160,105	45,328	28.3

OPERATING INCOME	9,084	13,752	(4,668)	(33.9)

OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	(293)	743	(1,036)	(139.4)
Interest income	371	771	(400)	(51.9)
Interest expense	(2,226)	(2,548)	322	12.6
Debt retirement costs	—	(116)	116	100.0

	(2,148)	(1,150)	(998)	(86.8)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	6,936	12,602	(5,666)	(45.0)
PROVISION FOR INCOME TAXES	(2,452)	(4,940)	(2,488)	(50.4)

NET INCOME FROM CONTINUING OPERATIONS	$4,484	$7,662	$(3,178)	(41.5)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Percentage of Net Revenues	2008	2007	2008	2007
PATIENT REVENUES, net	100.0%	100.0%	100.0%	100.0%

EXPENSES:
Operating	80.7	77.1	79.2	76.4
Lease	8.0	8.1	8.0	8.3
Professional liability	0.4	—	0.3	(1.7)
General and administrative	6.4	7.2	6.5	7.4
Depreciation and amortization	1.9	1.6	1.8	1.7

Total expenses	97.4	94.0	95.8	92.1

OPERATING INCOME	2.6	6.0	4.2	7.9

OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	(0.2)	0.5	(0.1)	0.4
Interest income	0.1	0.4	0.1	0.4
Interest expense	(0.9)	(1.4)	(1.0)	(1.4)
Debt retirement costs	—	(0.2)	—	(0.1)

	(1.0)	(0.7)	(1.0)	(0.7)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1.6	5.3	3.2	7.2
PROVISION FOR INCOME TAXES	0.7	2.1	1.1	2.8

NET INCOME FROM CONTINUING OPERATIONS	0.9%	3.2%	2.1%	4.4%

As a supplement to the tables above, the following tables present the unaudited statements of income from continuing operations before income taxes and related data for the three and nine month periods ended September 30, 2008 and 2007 on a same center basis, excluding the effects of the New Texas Facilities and discontinued operations.

SAME CENTER	Three Months Ended September 30,
(in thousands)	2008	2007	Change	%
PATIENT REVENUES, net	$58,919	$57,289	$1,630	2.8

EXPENSES:
Operating	46,139	43,313	2,826	6.5
Lease	4,731	4,634	97	2.1
Professional liability	139	(90)	229	254.4
General and administrative	4,412	4,174	238	5.7
Depreciation and amortization	1,065	944	121	12.8

Total expenses	56,486	52,975	3,511	6.6

OPERATING INCOME	2,433	4,314	(1,881)	(43.6)
OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	(126)	330	(456)	(138.2)
Interest income	91	264	(173)	(65.5)
Interest expense	(560)	(819)	259	31.6
Debt retirement costs	—	(116)	116	100.0

	(595)	(341)	(254)	(74.5)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$1,838	$3,973	$(2,135)	(53.7)

SAME CENTER	Nine Months Ended September 30,
(in thousands)	2008	2007	Change	%
PATIENT REVENUES, net	$175,744	$167,262	$8,482	5.1

EXPENSES:
Operating	134,767	126,964	7,803	6.1
Lease	14,168	13,841	327	2.4
Professional liability	556	(3,045)	3,601	118.3
General and administrative	13,177	12,513	664	5.3
Depreciation and amortization	3,093	2,785	308	11.1

Total expenses	165,761	153,058	12,703	8.3

OPERATING INCOME	9,983	14,204	(4,221)	(29.7)
OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	(293)	743	(1,036)	(139.4)
Interest income	371	771	(400)	(51.9)
Interest expense	(1,784)	(2,411)	627	26.0
Debt retirement costs	—	(116)	116	100.0

	(1,706)	(1,013)	(693)	(68.4)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$8,277	$13,191	$(4,914)	(37.3)

Three Months Ended September 30, 2008 Compared With Three Months Ended September 30, 2007
As noted in the overview, during 2007 we completed the SMSA Acquisition and entered into a lease for an additional facility in Texas (together, the “New Texas Facilities”). All results for the New Texas Facilities are included from the effective date of acquisition or inception of lease. Accordingly, the third quarter data referenced in the comparisons below for the New Texas Facilities is comparing the full quarter of 2008 to a partial quarter in 2007.
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
Patient Revenues. Patient revenues increased to $72.2 million in 2008 from $63.9 million in 2007, an increase of $8.3 million, or 13.0%. Revenues related to the New Texas Facilities were $13.3 million in 2008 and $6.6 million in 2007. Same center patient revenues increased to $58.9 million in 2008 from $57.3 million in 2007, an increase of $1.6 million, or 2.8%. This increase is primarily due to Medicare rate increases, increased Medicaid rates in certain states and increased private pay and managed care rates and census, partially offset by the effects of lower Medicaid and Medicare census.
The following table summarizes key revenue and census statistics for continuing operations for each period and segregates effects of the New Texas Facilities:

	Three Months Ended
	September 30,
	2008	2007
Skilled nursing occupancy:
Same center	77.7%	79.1%
New Texas Facilities	67.8%	68.4%
Total continuing operations	75.3%	77.6%
Medicare census as percent of total:
Same center	13.0%	13.3%
New Texas Facilities	11.4%	12.0%
Total continuing operations	12.6%	13.1%
Medicare revenues as percent of total:
Same center	30.1%	29.7%
New Texas Facilities	31.6%	33.1%
Total continuing operations	30.4%	30.0%
Medicaid revenues as percent of total:
Same center	55.9%	57.9%
New Texas Facilities	47.9%	46.0%
Total continuing operations	54.5%	56.7%
Medicare average rate per day:
Same center	$382.96	$351.51
New Texas Facilities	$398.02	$375.13
Total continuing operations	$385.86	$354.12
Medicaid average rate per day:
Same center	$146.66	$142.04
New Texas Facilities	$113.91	$109.62
Total continuing operations	$140.19	$138.59
On a same center basis, the Company’s average rate per day for Medicare Part A patients increased 8.9% in 2008 compared to 2007 as a result of annual inflation adjustments and increased acuity levels of Medicare patients in our nursing centers, as indicated by RUG level scores, which were higher in 2008 than in 2007. Our average rate per day for Medicaid patients increased 3.3% in 2008 compared to 2007 as a result of increasing patient acuity levels and other rate increases in certain states.
Operating expense. Operating expense increased to $58.3 million in 2008 from $49.3 million in 2007, an increase of $9.0 million, or 18.4%. Operating expense related to the New Texas Facilities was $12.2 million in 2008 and $5.9 million in 2007. Same center operating expense increased to $46.1 million in 2008 from $43.3 million in 2007, an increase of $2.8 million, or 6.5%. This increase is primarily attributable to cost increases related to wages and benefits and other cost increases as discussed below. On a same center basis, operating expense increased to 78.3% of revenue in 2008, compared to 75.6% of revenue in 2007.
The largest component of operating expenses is wages, which increased to $34.6 million in 2008 from $29.4 million in 2007, an increase of $5.2 million, or 17.8%. Wages related to the New Texas Facilities were approximately $7.4 million in 2008 and $3.4 million in 2007. Same center wages increased approximately $1.2 million, or 4.6%, primarily due to increases in wages as a result of competitive labor markets in most of the areas in which we operate, regular merit and inflationary raises for personnel (increase of approximately 4.6% for the period).
Workers’ compensation insurance expense was approximately $0.2 million higher in 2008 compared to 2007. We have had increases in claims costs related to certain prior year claims during 2008, resulting in higher expense.

Operating costs were impacted by higher food and utility expenses. Food costs were approximately $0.2 million higher on a same center basis, an increase in expense per patient day of 17.9%. Utility costs were approximately $0.1 million higher, or approximately 8.6%.
Our three Houston area nursing centers incurred additional costs in 2008 as a result of Hurricane Ike. We incurred approximately $0.2 million in incremental operating costs.
The remaining increases in same center operating expense are primarily due to the effects of increases in patient acuity levels as indicated by RUG level scores, which were higher in 2008, resulting in greater costs to care for these patients.
Lease expense. Lease expense increased to $5.8 million in 2008 from $5.2 million in 2007. Lease expense related to the New Texas Facilities was $1.0 million for 2008 and $0.5 million in 2007. Same center lease expense increased to $4.7 million in 2008 from $4.6 million in 2007, primarily due to increases for lessor funded property renovations.
Professional liability. Professional liability in 2008 was an expense of $0.3 million, compared to a benefit of $6,000 in 2007, an increase in expense of $0.3 million. Professional liability expense related to the New Texas Facilities was $0.1 million in 2008 and $0.1 million in 2007. Our cash expenditures for professional liability costs were $1.7 million and $0.7 million for 2008 and 2007, respectively. These cash expenditures can fluctuate from year to year. Our total recorded liabilities for self-insured professional liability declined to $17.0 million at September 30, 2008, down from $18.6 million at June 30, 2008.
General and administrative expense. General and administrative expense was approximately $4.6 million in 2008 and 2007. As a percentage of revenue, general and administrative expense decreased to 6.4% in 2008 from 7.2% in 2007. General and administrative expense related to the New Texas Facilities was $0.2 million in 2008 and $0.4 million in 2007, including $0.3 million for post acquisition integration costs in 2007. Same center general and administrative expense increased to $4.4 million in 2008 from $4.2 million in 2007, an increase of $0.2 million, or 5.7%. Compensation costs increased by approximately $0.2 million, including normal merit and inflationary increases and new positions added to improve operating and financial controls. Travel costs increased by approximately $0.1 million. These increases were offset by a decrease in incentive compensation expense of $0.3 million.
Depreciation and amortization. Depreciation and amortization expense was approximately $1.4 million in 2008 and $1.0 million in 2007. The increase in 2008 is primarily due to depreciation and amortization expenses related to the New Texas Facilities.
Foreign currency transaction gain (loss). A foreign currency transaction loss of $0.1 million was recorded in 2008, compared to a gain of $0.3 million in 2007. Such gains and losses result primarily from foreign currency translation of a note receivable from the sale of our Canadian operations in 2004.
Interest expense. Interest expense decreased to $0.7 million in 2008 compared to $1.0 million in 2007. The effects of additional borrowings to complete the SMSA Acquisition were offset by principal payments made during 2007 and 2008, the effects of lower interest rates following our refinancing transaction in 2007, and reductions in variable interest rates during the periods.

Income from continuing operations before income taxes; income from continuing operations per common share. As a result of the above, continuing operations reported income before income taxes of $1.2 million in 2008 compared to $3.4 million in 2007. The provision for income taxes was $0.5 million in 2008, an effective rate of 41.6%, compared to $1.4 million in 2007, an effective rate of 40.3%. The basic and diluted income per common share from continuing operations were $0.10 each in 2008, as compared to a basic and diluted income per common share from continuing operations of $0.33 and $0.32, respectively, in 2007.
Income from discontinued operations. As discussed in the overview at the start of Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have completed certain divestitures and have reclassified our consolidated financial statements to present these divestitures as discontinued operations for all periods presented. Operating loss of discontinued operations, net of taxes, was approximately $4,000 in 2008 and $100,000 in 2007. The disposition of discontinued operations and completions of lease terminations resulted in no gain or loss in 2008 and a gain of $28,000, net of taxes, in 2007.
Nine Months Ended September 30, 2008 Compared With Nine Months Ended September 30, 2007
As noted in the overview, during 2007 we completed the SMSA Acquisition and entered into a lease for an additional facility in Texas (together, the “New Texas Facilities”). All results for the New Texas Facilities are included from the effective date of acquisition or inception of lease. Accordingly, the data referenced in comparisons below for the New Texas Facilities is comparing the full nine months of 2008 to a partial period in 2007.
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
Patient Revenues. Patient revenues increased to $214.5 million in 2008 from $173.9 million in 2007, an increase of $40.7 million, or 23.4%. Revenues related to the New Texas Facilities were $38.8 million in 2008 and $6.6 million in 2007. Same center patient revenues increased to $175.7 million in 2008 from $167.3 million in 2007, an increase of $8.4 million, or 5.1%. This increase is primarily due to Medicare rate increases, increased Medicaid rates in certain states and increased private pay and managed care rates and census, partially offset by the effects of lower Medicare and Medicaid census.

The following table summarizes key revenue and census statistics for continuing operations for each period and segregates effects of the New Texas Facilities:

	Nine Months Ended
	September 30,
	2008	2007
Skilled nursing occupancy:
Same center	77.9%	78.7%
New Texas Facilities	65.9%	68.4%
Total continuing operations	75.0%	78.2%
Medicare census as percent of total:
Same center	13.9%	14.2%
New Texas Facilities	11.9%	12.0%
Total continuing operations	13.4%	14.1%
Medicare revenues as percent of total:
Same center	31.5%	31.1%
New Texas Facilities	32.7%	33.1%
Total continuing operations	31.7%	31.2%
Medicaid revenues as percent of total:
Same center	54.9%	56.6%
New Texas Facilities	46.1%	46.0%
Total continuing operations	53.3%	56.2%
Medicare average rate per day:
Same center	$379.53	$344.88
New Texas Facilities	$396.52	$375.13
Total continuing operations	$382.66	$346.04
Medicaid average rate per day:
Same center	$144.76	$139.05
New Texas Facilities	$113.36	$109.62
Total continuing operations	$138.76	$137.89
On a same center basis, the Company’s average rate per day for Medicare Part A patients increased 10.0% in 2008 compared to 2007 as a result of annual inflation adjustments and increased acuity levels of Medicare patients in our nursing centers, as indicated by RUG level scores, which were higher in 2008 than in 2007. Our average rate per day for Medicaid patients increased 4.1% in 2008 compared to 2007 as a result of increasing patient acuity levels and other rate increases in certain states.
Operating expense. Operating expense increased to $169.8 million in 2008 from $132.9 million in 2007, an increase of $36.9 million, or 27.8%. Operating expense related to the New Texas Facilities was $35.1 million in 2008 and $5.9 million in 2007. Same center operating expense increased to $134.8 million in 2008 from $127.0 million in 2007, an increase of $7.8 million, or 6.1%. This increase is primarily attributable to cost increases related to wages and other cost increases discussed below. On a same center basis, operating expense increased to 76.7% of revenue in 2008, compared to 75.9% of revenue in 2007.
The largest component of operating expenses is wages, which increased to $100.9 million in 2008 from $79.3 million in 2007, an increase of $21.6 million, or 27.2%. Wages related to the New Texas Facilities were approximately $21.4 million in 2008 and $3.4 million in 2007. Same center wages increased approximately $3.6 million, or 4.7%, primarily due to increases in wages as a result of competitive labor markets in most of the areas in which we operate, regular merit and inflationary raises for personnel (increase of approximately 4.3% for the period), and labor costs associated with increases in patient acuity levels.

Bad debt expense was $0.4 million higher in 2008 compared to 2007 on a same center basis. During 2007, bad debt expense was lower due to better than expected collections experience.
Workers’ compensation insurance expense was approximately $0.5 million higher in 2008 compared to 2007. We have had increases in claims costs related to certain prior year claims during 2008, resulting in higher expense.
Employee health insurance costs were approximately $0.4 million higher in 2008 compared to 2007 on a same center basis. The Company is self insured for the first $150,000 in claims per employee each year. Employee health insurance costs can vary significantly from year to year.
Operating costs were impacted by higher food and utility expenses. Food costs were approximately $0.4 million higher on a same center basis, an increase in expense per patient day of 11.3%. Utility costs were approximately $0.3 million higher, or approximately 7.8%.
Our three Houston area nursing centers incurred additional costs in 2008 as a result of Hurricane Ike. We incurred approximately $0.2 million in incremental operating costs.
The remaining increases in same center operating expense are primarily due to the effects of increases in patient acuity levels as indicated by RUG level scores, which were higher in 2008, resulting in greater costs to care for these patients.
Lease expense. Lease expense increased to $17.2 million in 2008 from $14.4 million in 2007. Lease expense related to the New Texas Facilities was $3.0 million for 2008 and $0.5 million in 2007. Same center lease expense increased to $14.2 million in 2008 from $13.8 million in 2007, primarily due to increases for lessor funded property renovations.
Professional liability. Professional liability in 2008 was an expense of $0.6 million, compared to a benefit of $3.0 million in 2007, an increase in expense of $3.6 million. Professional liability expense related to the New Texas Facilities was $0.1 million in 2008 and $0.1 million in 2007. Our cash expenditures for professional liability costs were $3.8 million and $2.6 million for 2008 and 2007, respectively. These cash expenditures can fluctuate from year to year. During 2008, our total recorded liabilities for self-insured professional liability declined to $17.0 million at September 30, 2008, a decrease from $20.7 million at December 31, 2007.
General and administrative expense. General and administrative expense increased to $13.8 million in 2008 from $12.9 million in 2007, an increase of $0.9 million or 7.2%. As a percentage of revenue, general and administrative expense decreased to 6.5% in 2008 from 7.4% in 2007. General and administrative expense related to the New Texas Facilities was $0.7 million in 2008 and $0.4 million in 2007, including $0.3 million for post acquisition integration costs in 2007. Same center general and administrative expense increased to $13.2 million in 2008 from $12.5 million in 2007, an increase of $0.7 million, or 5.3%. Compensation costs increased by approximately $0.7 million, including normal merit and inflationary increases and new positions added to improve operating and financial controls. Travel costs increased by approximately $0.3 million. Stock- based compensation costs increased by approximately $0.1 million. These increases were partially offset by a decrease in incentive compensation expense of $0.9 million.
Depreciation and amortization. Depreciation and amortization expense was approximately $3.9 million in 2008 and $2.9 million in 2007. The increase in 2008 is primarily due to depreciation and amortization expenses related to the New Texas Facilities.
Foreign currency transaction gain (loss). A foreign currency transaction loss of $0.3 million was recorded in 2008, compared to a gain of $0.7 million in 2007. Such gains and losses result primarily from foreign currency translation of a note receivable from the sale of our Canadian operations in 2004.

Interest expense. Interest expense decreased to $2.2 million in 2008 from $2.5 million in 2007. The effects of additional borrowings to complete the SMSA Acquisition were offset by principal payments made during 2007 and 2008, the effects of lower interest rates following our refinancing transaction in 2007, and reductions in variable interest rates during the periods.
Income from continuing operations before income taxes; income from continuing operations per common share. As a result of the above, continuing operations reported income before income taxes of $6.9 million in 2008 compared to $12.6 million in 2007. The provision for income taxes was $2.5 million in 2008, an effective rate of 35.4%, compared to $4.9 million in 2007, an effective rate of 39.2%. In periods prior to 2001, we generated tax credits under the Work Opportunity Tax Credit program totaling approximately $0.3 million. As we were incurring taxable losses in those years we did not record tax assets related to these credits. During the three months ending March 31, 2008, we recorded these carryforward credits as deferred tax assets as we anticipate using them to reduce our taxes payable in 2008. The impact of recording these assets reduced the effective tax rate for the nine months ending September 30, 2008. The basic and diluted income per common share from continuing operations were $0.74 and $0.71, respectively, in 2008, as compared to a basic and diluted income per common share from continuing operations of $1.26 and $1.21, respectively, in 2007.
Income from discontinued operations. As discussed in the overview at the start of Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have completed certain divestitures and have reclassified our consolidated financial statements to present these divestitures as discontinued operations for all periods presented. Operating loss of discontinued operations, net of taxes, was approximately $35,000 in 2008, compared to $101,000 in 2007. The disposition of discontinued operations and completions of lease terminations resulted in no gain or loss in 2008 and a loss of $7,000, net of taxes, in 2007.
Liquidity and Capital Resources
Capital Resources
As of September 30, 2008, we had $32.9 million of outstanding borrowings, including $4.1 million in payments scheduled to be made in the next twelve months. The $4.1 million in payments to be made during the next twelve months includes approximately $2.0 million to be paid on our term loan upon collection of a note receivable.
In August 2007, we entered into an agreement with a bank for a $16.5 million term loan to finance the SMSA acquisition and repay certain existing indebtedness. The term loan has an interest rate of LIBOR plus 2.5%, and principal payments based on a ten year amortization, with additional payments based on cash flow from operations and amounts realized related to certain collateral and matures in August 2012. The term loan is secured by receivables and all other unencumbered assets of the company, including land held for sale, insurance refunds receivable and notes receivable. This term loan has an outstanding balance of $11.1 million as of September 30, 2008.
The bank loan agreement also includes a $15 million revolving credit facility that provides for revolving credit loans as well as the issuance of letters of credit. The revolver is secured by accounts receivable and provides for a maximum draw of up to $15 million. There are limits on the maximum amount of loans that may be outstanding under the revolver based on borrowing base restrictions. The revolver has a term of three years, expiring in August 2010, and bears interest at our option of LIBOR plus 2.25% or the bank’s prime lending rate. Annual fees for letters of credit issued under this revolver are 2.25% of the amount outstanding. We have issued a letter of credit of approximately $8.1 million to serve as a security deposit for our leases with Omega. Considering the balance of eligible accounts receivable at September 30, 2008, the letter of credit and the current maximum loan of $15 million, the balance available for future revolving credit loans would be $6.5 million. As of September 30, 2008, we had no borrowings outstanding under our revolving credit facility.
Our debt agreements contain various financial covenants the most restrictive of which relate to cash flow, debt service coverage ratios, liquidity and limits on the payment of dividends to shareholders. We are in compliance with such covenants at September 30, 2008, with the exception of the Minimum Fixed Charge Coverage Covenant related to our term loan. The Minimum Fixed Charge Coverage Covenant was impacted by a combination of the decline in our operating performance and increased capital expenditures. On November 3, 2008 we received a covenant waiver from the bank effective for the period ending September 30, 2008 through the earlier of October 1, 2009 or the date we amend the Minimum Fixed Charge Coverage Covenant. We are currently in discussions with the bank to amend the provisions of the Minimum Fixed Charge Coverage Covenant, and the terms of the waiver require that this amendment be completed by December 31, 2008. It is anticipated that the amendment will be completed in the fourth quarter of 2008 and that we will be in compliance with the proposed covenant for at least the next twelve months.
We are subject to a covenant under our mortgage loan that requires us to maintain a combined occupancy for seven owned homes that serve as collateral for the mortgage loan. We are in compliance with the covenant at September 30, 2008, however, the covenant becomes more restrictive as of December 31, 2008 and based on our occupancy at September 30, 2008, we would not be in compliance with the more restrictive covenant. We are currently in discussions with the mortgage lender to amend these covenants, and based on our discussions with the lender and forecasted occupancy at these facilities, we anticipate we will remain in compliance with the revised covenant for at least the next twelve months.
There can be no assurances that we will be able to successfully negotiate these proposed amendments to our debt agreements, or meet all of the covenants set forth in our amended debt agreements. A failure to meet any such covenant could have a material adverse effect on us.
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
Under the terms of the lease amendment, Omega will provide funding and we will supervise the construction of the facility. Construction began during the second quarter of 2008, with completion expected in mid-2009. Rent will commence upon completion of the project, but no later than August 2009. Once construction is completed, annual rent will be equal to 10.25% of the total cost of the replacement facility, including direct costs of construction, carrying costs during the construction period, furnishings and equipment, land cost and the value of the related skilled nursing facility license. The total cost of the replacement facility was originally expected to be approximately $7.0 million and is currently expected to be approximately $7.9 million. Under the terms of the March 14, 2008 lease amendment and an October 24, 2008 lease amendment, costs incurred in excess of the current estimated cost of $7.9 million would be borne by us. The lease amendment provides for renewal options with respect to the new facility through 2035.
The replacement facility will be subject to the requirements of our current master lease, with certain exceptions for capital spending requirements. At the fifth anniversary of rent commencement for the replacement facility, we may terminate the lease with respect to this facility. Beginning 18 months after the facility commences operations and continuing until the fifth anniversary of rent commencement, Omega may terminate the lease for this facility if the cash flow of the facility (as defined in the lease amendment) is less than 1.2 times the then existing rent. If we elect to continue the lease, annual rentals for this facility may be increased by an amount equal to one half of the amount of the cash flow of the facility (as defined in the lease amendment) in excess of 1.2 times the then existing rent, effective as of the start of the sixth year after the completion of the building. If at any time beginning 18 months after the completion of the building the average annual cash flow of the facility exceeds 1.3 times the then existing rent, the termination options of both Omega and the Company are eliminated, and the rent reset provisions described above are eliminated.
As previously disclosed, we have entered into an option agreement to purchase certain assets of a skilled nursing facility in West Virginia. We made an application to state regulatory authorities to allow us to operate the facility, and this application was approved in February 2008, subject to rights of appeal by contesting parties. The period for appeal terminated during 2008. As of September 30, 2008, we have advanced a total of $0.9 million toward the purchase of these assets. We plan to arrange financing and construct a new 90 bed replacement facility. However, no assurances can be given we will be able to arrange construction financing on suitable terms for this project.
Share Repurchase
In November 2007, the Company’s Board of Directors authorized the repurchase of up to $2.5 million of our common stock pursuant to a plan under Rule 10b5-1 and in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended. As of November 1, 2007, there were approximately 5.9 million shares of common stock outstanding.
From the inception of the plan in November 2007 through April 2008, we purchased a total of 231,800 shares for $2.5 million, the maximum amount authorized by our plan. Repurchases were made through open market or privately negotiated transactions in accordance with all applicable securities laws, rules, and regulations and were funded from available working capital.
Professional Liability
We have numerous pending liability claims, disputes and legal actions for professional liability and other related issues. For several years, due to our past claim experience and increasing cost of claims throughout the long-term care industry, the premiums paid by us for professional liability and other liability insurance exceeded the coverage purchased so that it cost more than $1 to purchase $1 of insurance coverage. For this reason, effective March 9, 2001, we purchased professional liability insurance coverage for our facilities that, based on historical claims experience, was substantially less than the amount required to satisfy claims that were incurred. As a result, we have been effectively self-insured. We have essentially exhausted all general and professional liability insurance available for claims first asserted prior to March 10, 2007. For claims made during the period from March 10, 2007 through March 9, 2009, we maintain insurance coverage limits of $100,000 per medical incident and total annual aggregate policy coverage limits of $500,000. As of September 30, 2008, payments already made by the insurance provider for the period from March 10, 2007 through March 9, 2009 have reduced the remaining aggregate coverage amount in the policy period, but coverage has not been exhausted.
As of September 30, 2008, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred but unreported claims of $17.0 million. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows. In April 2008, we entered into individual agreements to settle eight professional liability cases for a total of $5.0 million, including $200,000 paid from insurance proceeds. These settlements will be paid in installments from April 2008 through January 2009. As of September 30, 2008, we are obligated to pay installments that total $2.1 million related to these settlements. The remaining obligation for these claims is fully accrued and included in the accrual for professional liability claims. The defense of and settlements related to other pending claims will require additional cash expenditures.
Liquidity
Net cash provided by operating activities of continuing operations totaled $8.9 million and $7.1 million in 2008 and 2007, respectively. Discontinued operations used cash of $35,000 and $21,000 in 2008 and 2007, respectively.
Investing activities of continuing operations used cash of $6.9 million and $11.2 million in 2008 and 2007, respectively. These amounts primarily represent cash used for purchases of property and equipment and the SMSA Acquisition in 2007. We have used between $3.4 million and $6.8 million for capital expenditures of continuing operations in each of the three calendar years ended December 31, 2007. The capital expenditures we made during 2007 were driven by three nursing center renovation projects or initiatives that totaled $3.6 million of the $6.8 million spent in total. We spent $0.6 million and $0.8 million at owned facilities in Arkansas and Texas, respectively, as well as $2.2 million at our New Texas facilities. Such expenditures were primarily for facility improvements and equipment, which were financed principally through working capital. For the year ending December 31, 2008, we anticipate that capital expenditures for improvements and equipment for our existing facility operations will be higher as we complete facility renovations and significant projects at certain owned and leased facilities. We expect to use approximately $3.3 million of working capital for facility renovation projects in 2008. Cash used in investing activities of continuing operations were offset by collections of a note receivable of $0.8 million and $0.7 million in 2008 and 2007, respectively. Discontinued operations used cash of $49,000 in 2008 and there were no cash flows from investing activities of discontinued operations in 2007.
Financing activities of continuing operations used cash of $3.6 million in 2008 and provided cash of $5.8 million in 2007. The cash used in 2008 resulted primarily from the repayment of debt obligations as well as the repurchase of $1.7 million of our common stock in 2008. The cash provided in 2007 resulted from the issuance of debt offset by payments to retire existing debt. There were no cash flows from financing activities of discontinued operations in 2008 or 2007. No interest costs or debt were allocated to discontinued operations.
Amendment to Shareholders’ Rights Plan
On August 1, 2008, the Company’s Board of Directors approved amending our current Amended and Restated Rights Agreement (the “Rights Agreement”). The amendment provides for an increase of the exercise price of the rights under the Rights Agreement (the “Rights”) to $50 from $15 and for the extension of the Expiration Date of the Rights to August 2, 2018. In addition, the amendment includes a share exchange feature that provides the Company’s Board of Directors the option of exchanging, in whole or in part, each Right, other than those of the hostile acquiring holder, for one share of our common stock. This provision is intended to avoid requiring Rights holders to pay cash to exercise their Rights and to alleviate the uncertainty as to whether holders will exercise their Rights.
Facility Renovations
During 2005, we began an initiative to complete strategic renovations of certain facilities to improve occupancy, quality of care and profitability. We developed a plan to begin with those facilities with the greatest potential for benefit, and began the renovation program during the third quarter of 2005. As of September 30, 2008, we have completed renovation projects at eight facilities and have three additional renovation projects in progress, with one completed in October 2008 and expected completion of another in November 2008. The third facility renovation is expected to be completed in 2009.

A total of $13.8 million has been spent on these renovation programs to date, with $10.0 million financed through Omega and $3.8 million financed with internally generated cash. The amounts financed by Omega have resulted in increased rent and are not reflected as capital expenditures. The total renovation funding commitment from Omega was $10.0 million, which we exhausted during the third quarter of 2008 with the two projects completed in the fourth quarter of 2008. We expect to fund the costs of current renovations with working capital.
For the eight facilities with renovations completed before the beginning of the third quarter 2008 compared to the last twelve months prior to the commencement of renovation, average occupancy increased from 63.2% to 70.7% and Medicare average daily census increased from a total of 81 to 88 in the third quarter of 2008. No assurance can be given that these facilities will continue to show such occupancy or Medicare average daily census improvement or that the other renovated facilities will experience similar improvements.
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
Accounts receivable attributable to patient services of continuing operations totaled $26.6 million at September 30, 2008, compared to $27.9 million at December 31, 2007, representing approximately 34 and 37 days revenue in accounts receivable at each period end, respectively. As part of the procedural Medicare and Medicaid change of ownership process, payments from Medicaid and Medicare for the New Texas facilities were temporarily delayed, and $4.7 million of the balance in receivables at December 31, 2007 was due to these delays. These amounts were substantially collected prior to September 30, 2008. As of September 30, 2008, Alabama Medicaid payments due in September 2008 were temporarily delayed for Alabama nursing facilities until the first week of October, 2008, resulting in an increase to our accounts receivable of approximately $1.8 million at September 30, 2008. Excluding these payor delays, our days revenue in accounts receivable are 32 and 31 days as of September 30, 2008 and December 31, 2007, respectively.
The allowance for bad debt was $3.2 million at September 30, 2008, compared to $2.2 million at December 31, 2007. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.
Inflation
We do not believe that our operations have been materially affected by inflation for the three most recent years; however, in the third quarter of 2008, the cost of food and utilities at our nursing facilities increased at a higher than expected rate. We are unsure whether this rate of increase will continue in future periods. We expect salary and wage increases for our skilled staff to continue to be higher than average salary and wage increases, as is common in the health care industry.

Off-Balance Sheet Arrangements
We had letters of credit outstanding of approximately $8.1 million as of September 30, 2008, which serves as a security deposit for our facility leases with Omega. The letters of credit were in connection with our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility.
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
Forward-Looking Statements
The foregoing discussion and analysis provides information deemed by management to be relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007. Certain statements made by or on behalf of us, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those contemplated by the forward-looking statements made herein. In addition to any assumptions and other factors referred to specifically in connection with such statements, other factors, many of which are beyond our ability to control or predict, could cause our actual results to differ materially from the results expressed or implied in any forward-looking statements including, but not limited to, our ability to integrate the acquired skilled nursing facilities into our business and achieve the anticipated cost savings, our ability to successfully construct and operate the Paris replacement facility, our ability to increase census at our renovated facilities, changes in governmental reimbursement, government regulation and health care reforms, the increased cost of borrowing under our credit agreements, a failure to comply with covenants contained in those credit agreements, ability to control ultimate professional liability costs, the accuracy of our estimate of our anticipated professional liability expense, the impact of future licensing surveys, the outcome of regulatory proceedings alleging violations of laws and regulations governing quality of care or violations of other laws and regulations applicable to our business, our ability to control costs, changes to our valuation of deferred tax assets, changes in occupancy rates in our facilities, changing economic conditions as well as others. Investors also should refer to the risks identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as risks identified in Part II. “Item 1A. Risk Factors” below for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the Company’s business plans and prospects. Such cautionary statements identify important factors that could cause our actual results to materially differ from those projected in forward-looking statements. In addition, we disclaim any intent or obligation to update these forward-looking statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of September 30, 2008, we had outstanding borrowings of approximately $32.9 million, all of which are at variable rates of interest. In the event that interest rates were to change 1%, the impact on future cash flows would be approximately $0.3 million annually, representing the impact of increased or decreased interest expense on variable rate debt.
We have a note receivable denominated in Canadian dollars related to the sale of our Canadian operations. This note is currently recorded on our balance sheet at $4.7 million US based on the outstanding balance of the note and the exchange rate as of September 30, 2008. The carrying value of the note in our financial statements will be increased or decreased each period based on fluctuations in the exchange rate between US and Canadian currencies, and the effect of such changes will be included as income or loss in our income statements in the period of change. In the nine month periods ended September 30, 2008 and 2007, we reported transaction gains (losses) of $(293,000) and $743,000, respectively, as a result of the effect of changes in the currency exchange rates on this note. A further change of 1% in the exchange rate between US and Canadian currencies would result in a corresponding increase or decrease to earnings of approximately $47,000.

ITEM 4. CONTROLS AND PROCEDURES
Advocat, with the participation of our principal executive and financial officers has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2008. Based on this evaluation, the principal executive and financial officers have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has been no change (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that has occurred during our fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2008, we were engaged in 29 professional liability lawsuits, as compared to 24 professional liability lawsuits as of December 31, 2007. Two lawsuits are currently scheduled for trial within the next year and we expect that additional cases will be set for trial during this period. In April 2008, we entered into individual agreements to settle eight professional liability cases for $5.0 million, including $200,000 paid from insurance proceeds. These settlements will be paid in installments from April 2008 through January 2009. As of September 30, 2008, we are obligated to pay installments that total $2.1 million related to these settlements. The remaining obligation for these claims is fully accrued and is included in the accrual for professional liability claims. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
The Company has initiated litigation filed in the United States Bankruptcy Court for the Northern District of Texas against SMSA, Lyric Health Care Holdings, Inc., IHS Acquisition No. 128, Inc. and Lyric Health Care LLC adversary proceeding number 08-03393. The Company is seeking a declaratory judgment that the defendants are responsible for the overpayments claimed by CMS as described in Note 3 to the Notes to the Financial Statements. The claimed overpayments at issue occurred several years prior to our purchase of the facility, and the defendants are prior owners of the facility. This litigation has only recently begun, and the Company does not anticipate that it will be resolved in the near future.
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
If we are unable to improve occupancy and increase profitability of the operations of the facilities acquired in August 2007 from Senior Management Services, our profits will continue to be lower than the profits generated prior to completion of that acquisition.
During the second and third quarters of 2008, the facilities we acquired in August 2007 from Senior Management Services incurred losses from continuing operations before taxes. If we do not improve the occupancy, occupancy mix and profitability of these acquired facilities, their financial performance will continue to negatively affect our overall performance and will continue to reduce our profits as compared to the profits generated prior to the completion of that acquisition.
If we are unable to complete construction of the Paris, Texas replacement facility in a timely manner and at our budgeted costs, and if we are unable to develop the necessary census and payor mix as projected, we will not realize the anticipated potential benefits from the project and our business and results of operations could be adversely affected.
The completion of the construction of the Paris, Texas replacement facility will require that we complete construction in a timely manner and at budgeted costs. The total cost of the replacement facility is expected to be approximately $7.9 million. Construction costs in excess of $7.9 million will be borne by us and if the building is not ready to be operated at July 31, 2009, we will be required to pay rent on a building not in use. Successful construction will depend on our ability to supervise construction such that the building is ready for use substantially on time and that construction costs are substantially within the amounts budgeted. Our ability to develop the necessary census and payor mix to justify the increased rent associated with the new building will require that we maintain our existing census as well as increase our current market share among new residents, especially the more desirable payor types. Difficulties could include delayed or more costly construction than was anticipated, increased demands on our management, financial, technical and other resources, a decline in census or a less than desired increase in census, unsatisfactory mix of resident payor sources and unanticipated cost increases. Some of these factors are beyond our control. If we are unable to successfully complete the project, we will not realize the anticipated potential benefits from the project and our business and results of operations would be adversely affected.
ITEM 6. EXHIBITS
The exhibits filed as part of this quarterly report on Form 10-Q are listed in the Exhibit Index immediately following the signature page.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVOCAT INC.
November 6, 2008
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

Exhibit
Number	Description of Exhibits

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-76150 on Form S-1).

3.2	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.5 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 33-76150 on Form S-1).

3.4	Amendment to Certificate of Incorporation dated March 23, 1995 (incorporated by reference to Exhibit A of Exhibit 1 to the Company’s Form 8-A filed March 30, 1995).

3.5	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.4 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company’s Registration Statement No. 33-76150 on Form S-1).

4.2	Rights Agreement dated March 13, 1995, between the Company and Third National Bank in Nashville (incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K dated March 13, 1995).

4.3	Summary of Shareholder Rights Plan adopted March 13, 1995 (incorporated by reference to Exhibit B of Exhibit 1 to Form 8-A filed March 30, 1995).

4.4	Rights Agreement of Advocat Inc. dated March 23, 1995 (incorporated by reference to Exhibit 1 to Form 8-A filed March 30, 1995).

4.5	Amended and Restated Rights Agreement dated as of December 7, 1998 (incorporated by reference to Exhibit 1 to Form 8-A/A filed December 7, 1998).

4.6	Second Amendment to Amended and Restated Rights Agreement, dated as of August 15, 2008, between Advocat, Inc. and Computershare Trust Company, N.A., a federally chartered trust company, as successor to SunTrust Bank, (incorporated by reference to the Company’s Registration Statement on Form 8-A/A filed on August 19, 2008).

10.1	Seventh Amendment to Consolidated Amended and Restated Master Lease executed and delivered as of October 24, 2008 by and between Sterling Acquisition Corp., a Kentucky corporation and Diversicare Leasing Corp.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).