Form 10-K
period 2008-12-31
ADVOCAT INC
filed 2009-03-10
CIK 919956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑.
The aggregate market value of Common Stock held by non-affiliates on June 30, 2008 (based on the closing price of such shares on the NASDAQ Capital Market) was approximately $39,764,000. For purposes of the foregoing calculation only, all directors, named executive officers and persons known to the registrant to be holders of 5% or more of the registrant’s Common Stock have been deemed affiliates of the registrant.
On February 27, 2009, 5,670,987 shares of the registrant’s $0.01 par value Common Stock were outstanding.
Documents Incorporated by Reference
Registrant’s definitive proxy materials for its 2009 annual meeting of shareholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

PART I
ITEM 1. BUSINESS
Introductory Summary.
Advocat Inc. provides long-term care services to nursing home patients in eight states, primarily in the Southeast and Southwest United States. Unless the context indicates otherwise, references herein to “Advocat,” “the Company,” “we,” “us” and “our” include Advocat Inc. and all of our subsidiaries.
The long-term care profession encompasses a broad range of non-institutional and institutional services. For those among the elderly requiring temporary or limited special services, a variety of home care options exist. As needs for assistance in activities of daily living develop, assisted living facilities become the most viable and cost effective option. For those among the elderly requiring much more intensive care, skilled nursing facility care becomes the only viable option. We have chosen to focus primarily on our skilled nursing centers and to specialize in this aspect of the long-term care continuum.
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
Our principal executive offices are located at 1621 Galleria Boulevard, Brentwood, TN 37027. Our telephone number at that address is 615.771.7575, and our facsimile number is 615.771.7409. Our website is located at www.irinfo.com/AVC. The information on our website does not constitute part of this Annual Report on Form 10-K.
Operating and Growth Strategy.
Our operating objective is to be the provider of choice of health care and related services to the elderly in the communities in which we operate. To achieve our objective we:
Provide a broad range of cost-effective services. Our objective is to provide a variety of services in a broad continuum of care which will meet the needs of the elderly requiring skilled nursing care. Our expanded service offering currently includes skilled nursing, comprehensive rehabilitation services, programming for Life Steps and Lighthouse units (described below), other specialty programming and medical supply and nutritional support services. By addressing varying levels of acuity, we work to meet the needs of the elderly population we serve for a longer period of time and to establish a reputation as the provider of choice in a particular market. Furthermore, we believe we are able to deliver quality services cost-effectively, thereby expanding the elderly population base that can benefit from our services.
Increase occupancy through physical plant improvements and emphasis on marketing efforts. We believe we can increase occupancy in our nursing homes through improved physical plants and an increased emphasis on an improved program for attracting and retaining patients. We emphasize strong corporate and regional support for local facility-based marketing efforts.
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

Key elements of our growth strategy are to:
Increase revenues and profitability at existing facilities. Our strategy includes increasing center revenues and profitability through increasing occupancy levels, improving quality payor mix, obtaining appropriate reimbursement and containing costs while continuing to provide high quality care. In addition to our facility renovation program, ongoing initiatives to promote higher occupancy levels and improved payor and case mixes at our nursing centers include programs to improve customer service, new contracts for insurance and other services, and units for specialized care services developed at certain centers.
Improve physical plants. Our nursing centers have an average age of approximately 32 years as of December 31, 2008. During 2005 we began an initiative to complete strategic renovations of certain facilities to improve occupancy, quality of care and profitability. We developed a plan to identify those facilities with the greatest potential for benefit and began the renovation program during the third quarter of 2005. We have completed major renovations at ten facilities and have a renovation in progress at another facility as of December 31, 2008 that we expect to complete in the first quarter of 2009. We are developing plans for additional renovation projects. Major renovations result in significant cosmetic upgrades, including new flooring, wall coverings, lighting, ceilings and furniture throughout the facility. Renovations also usually include certain external work to improve curb appeal, such as concrete work, landscaping, roof and signage enhancements.
Development of additional specialty services. Our strategy includes the development of additional specialty units and programming in facilities that could benefit from these services. The specialty programming will vary depending on the needs of the specific marketplace, and may include Life Steps and Lighthouse Units and other specialty programming. These services allow our facilities to improve census and payor mix. A center specific assessment of the market and the current programming being offered is conducted related to specialty programming to determine if unmet needs exist as a predictor of the success of particular niche offerings and services.
Acquisition, leasing and development of new homes. We continue to pursue and investigate opportunities to acquire, lease or develop new facilities, focusing primarily on opportunities within our existing areas of operation. As previously disclosed, we entered into an option agreement to purchase certain assets of a skilled nursing facility in West Virginia. We applied to state regulatory authorities to allow us to operate the facility, and this application was approved in February 2008, subject to rights of appeal by contesting parties. The period for appeal terminated during 2008, and we expect to complete the acquisition of these assets and arrange financing for the construction of a new 90 bed replacement facility in 2009. The existing facility closed in February 2009 and will remain closed until the replacement facility is completed. No assurances can be given that we will be able to complete the acquisition or arrange construction financing on suitable terms for this project.
Nursing Centers and Services.
Advocat provides a broad range of long-term care services to the elderly including skilled nursing, ancillary health care services and assisted living. In addition to the nursing and social services usually provided in long-term care centers, we offer a variety of rehabilitative, nutritional, respiratory, and other specialized ancillary services. As of December 31, 2008, our continuing operations include 50 nursing centers containing 5,773 licensed nursing beds and 14 assisted living units.
Our nursing centers range in size from 48 to 320 licensed nursing beds. The following table summarizes certain information with respect to the nursing centers we own or lease as of December 31, 2008:

	Number of	Licensed Nursing	Available Nursing	Assisted
	Centers	Beds (1)	Beds (1)	Living Units
Operating Locations:
Alabama	6	711	704	0
Arkansas	12	1,311	1,165	12
Florida	5	502	462	0
Kentucky	6	474	470	2
Ohio	1	151	122	0
Tennessee	5	617	586	0
Texas	13	1,857	1,631	0
West Virginia	2	150	150	0

	50	5,773	5,290	14

Classification:
Owned	9	942	864	0
Leased	41	4,831	4,426	14

Total	50	5,773	5,290	14

(1)	The number of “Licensed beds” is based on the licensed capacity of the facility. The Company reports its occupancy based on licensed beds. The number of “Available Beds” represents “licensed beds” less beds removed from service. “Available beds” is subject to change based upon the needs of the facilities, including configuration of patient rooms and offices, status of beds (private, semi-private, ward, etc.) and renovations.
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
Within the framework of a nursing center, we may provide other specialty care, including:
Life Steps Unit. Fifteen of our nursing centers have units designated as Life Steps Units, our designation for patients requiring short-term rehabilitation following an incident such as a stroke or bone fracture. These units specialize in short-term rehabilitation with the goal of returning the patient to their previous level of functionality. These units provide enhanced services with emphasis on upgraded amenities including electric beds, televisions, phones at bedside and feature a separate entrance for guests and visitors. The design and programming of the units generally appeals to the younger resident who intends to return home following intensive rehabilitation. Specialized therapeutic treatment regimens include orthopedic rehabilitation, neurological rehabilitation and complex medical rehabilitation. While these patients generally have a shorter length of stay, the intensive level of rehabilitation typically results in higher levels of reimbursement.
Lighthouse Unit. Twenty of our nursing centers have Lighthouse Units, our designation for advanced care for dementia related disorders including Alzheimer’s disease. The goal of the units is to provide a safe, homelike and supportive environment for cognitively impaired patients, utilizing an interdisciplinary team approach. Family and community involvement compliment structured programming in the secure environment instrumental in fostering as much resident independence as possible despite diminished capacity.
Enhanced Therapy Services. We have complimented our traditional therapy services with programs that provide electrotherapy, ultrasound and shortwave diathermy therapy treatments that promote pain management, wound healing, continence improvement and contractures management, improving results of therapy treatments for our patients. We currently offer these treatment programs in 34 of our facilities.
Other Specialty Programming. We implement other specialty programming based on a center’s specific needs. We have developed one adult day care center on the campus of a nursing center. We have developed specialty programming for bariatric patients (generally, patients weighing more than 350 pounds). These individuals have unique psychosocial and equipment needs.
Continuous Quality Improvement. We have in place a Continuous Quality Improvement (“CQI”) program, which is focused on identifying opportunities for improvement of all aspects of the care provided in a center, as well as overseeing the initiation and effectiveness of interventions. The CQI program was designed to meet accreditation standards and to exceed state and federal government regulations. We conduct monthly audits to monitor adherence to the standards of care established by the CQI program at each center which we operate. The facility administrator, with assistance from regional nursing personnel, is primarily responsible for adherence to our quality improvement standards. In that regard, the annual operational objectives established by each facility administrator include specific objectives with respect to quality of care. Performance of these objectives is evaluated quarterly by the regional vice president or manager and each facility administrator’s incentive compensation is based, in part, on the achievement of the specified quality objectives. A major component of our CQI program is employee empowerment initiatives, with particular emphasis placed on selection, recruitment, retention and recognition programs. Our administrators and managers include employee retention and turnover goals in the annual facility, regional and personal objectives. We also have established a quality improvement committee consisting of nursing representatives from each region and our corporate quality personnel. This committee periodically reviews our quality improvement programs and conducts facility audits.
Organization. Our long-term care facilities are currently organized into six regions, each of which is supervised by a regional vice president. The regional vice president is generally supported by specialists in several functions, including nursing, human resources, marketing, receivable management and clerical, all of whom are employed by us. The day-to-day operations of each owned or leased nursing center are supervised by an on-site, licensed administrator. The administrator of each nursing center is supported by other professional personnel, including a medical director, who assists in the medical management of the facility, and a director of nursing, who supervises a staff of registered nurses, licensed practical nurses and nurse aides. Other personnel include those performing therapy, dietary, activities and social service, housekeeping, laundry and maintenance and office services. All personnel at the leased or owned facilities, including the administrators, are our employees.
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
In addition to soliciting admissions from these sources, we emphasize involvement in community affairs in order to promote a public awareness of our nursing centers and services. We have ongoing family councils and community based “family night” functions where organizations come to the facility to educate the public on various topics such as Medicare benefits, powers of attorney, and other matters of interest. We also promote effective customer relations and seek feedback through family surveys. We typically host “open house” events once we complete a major renovation of a facility where people in the community are invited to visit and see the improvements. In addition, we have regional marketing coordinators to support the overall marketing program in each local facility, in order to promote higher occupancy levels and improved payor and case mixes at our nursing centers. Regional and local marketing personnel and efforts are supported by our corporate marketing personnel.
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
Acquisitions and New Lease.
2007 Acquisition and New Lease. Effective August 11, 2007, we purchased the leasehold interests and operations of seven skilled nursing facilities from Senior Management Services of America North Texas, Inc. (“SMSA” or “SMSA Acquisition”) for an initial purchase price of approximately $10.0 million. These facilities include 1,266 licensed nursing beds, with 1,105 beds currently available for use. Effective November 1, 2007, we entered into an agreement to lease a single facility with Omega Healthcare Investors, Inc. (“Omega”) in Texas. As discussed in “Item 2. Properties” we entered into an agreement for the construction and operation of a replacement facility of this single lease facility. These facilities are in our existing geographic and operational footprint and together are referred to as the “New Texas Facilities.”
West Virginia facility. In 2006, we entered into an option agreement to purchase certain assets of a skilled nursing facility in West Virginia. We made an application to state regulatory authorities to allow us to operate the facility and this application was approved in February 2008, subject to rights of appeal by contesting parties. The period for appeal terminated during 2008, and we expect to complete the acquisition of these assets and arrange financing for the construction of a new 90 bed replacement facility in 2009. The existing facility closed in February 2009, and will remain closed until the replacement facility is completed. No assurances can be given we will be able to complete the acquisition or arrange construction financing on suitable terms for this project.
Divestitures.
We have undertaken several divestitures through sale of assets and lease terminations. The divested operations have generally been poor performing properties. Effective March 31, 2007, we terminated operations at our leased facility in Eureka Springs, Arkansas. The owner of the property, a subsidiary of Omega, sold the property and we cooperated in an orderly transition to the new owner. In May 2006, we completed the sale of certain assets of eleven assisted living facilities located in North Carolina for a sales price of $11.0 million. Proceeds from this transaction were used to pay transaction costs and repay debt. We closed one remaining North Carolina assisted living facility in April 2006, and are continuing our efforts to sell this land. In September 2007, we sold the bed license for the remaining North Carolina assisted living facility for a sales price of $183,000 and recognized a pretax gain on sale of discontinued operations of $45,000.

In accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” our consolidated financial statements have been classified to reflect these divestitures as discontinued operations.
Nursing Center Profession.
We believe there are a number of significant trends within the long-term care industry that will support the continued growth of the nursing home profession. These trends are also likely to impact our business. These factors include:
     Demographic trends. The primary market for our long-term health care services is comprised of persons aged 75 and older. This age group is one of the fastest growing segments of the United States population. As the number of persons aged 75 and over continues to grow, we believe that there will be corresponding increases in the number of persons who need skilled nursing care.
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
Competition.
The long-term care business is highly competitive. We face direct competition for additional centers, and our centers face competition for employees and patients. Some of our present and potential competitors for acquisitions are significantly larger and have or may obtain greater financial and marketing resources. Competing companies may offer new or more modern centers or new or different services that may be more attractive to patients, residents or facility owners than some of the services we offer.
The nursing centers operated by us compete with other facilities in their respective markets, including rehabilitation hospitals and other “skilled” and personal care residential facilities. In the few urban markets in which we operate, some of the long-term care providers with which our facilities compete are significantly larger and have or may obtain greater financial and marketing resources than our facilities. Some of these providers are not-for-profit organizations with access to sources of funds not available to our centers. Construction of new long-term care facilities near our existing centers could adversely affect our business. We believe that the most important competitive factors in the long-term care business are: a facility’s local reputation with referral sources, such as acute care hospitals, physicians, religious groups, other community organizations, managed care organizations, and a patient’s family and friends; physical plant condition; the ability to identify and meet particular care needs in the community; the availability of qualified personnel to provide the requisite care; and the rates charged for services. There is limited, if any, price competition with respect to Medicaid and Medicare patients, since revenues for services to such patients are strictly controlled and are based on fixed rates and cost reimbursement principles. Although the degree of success with which our centers compete varies from location to location, we believe that our centers generally compete effectively with respect to these factors.

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
The following table sets forth net patient and resident revenues related to our continuing operations by payor source for the years presented:

	Year Ended December 31,
	(Dollars in thousands)
	2008		2007		2006
Medicaid	$154,048	53.3%	$136,566	55.7%	$121,138	56.4%
Medicare	91,090	31.5	76,364	31.2	65,666	30.6
Private Pay and other	43,659	15.2	32,131	13.1	27,849	13.0

Total	$288,797	100.0%	$245,061	100.0%	$214,653	100.0%

The following table sets forth average daily skilled nursing census by payor source for our continuing operations for the years presented:

	Year Ended December 31,
	2008		2007		2006
Medicaid	3,014	69.4%	2,708	71.0%	2,483	71.6%
Medicare	578	13.3	523	13.7	487	14.0
Private Pay and other	754	17.3	585	15.3	500	14.4

Total	4,346	100.0%	3,816	100.0%	3,470	100.0%

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
Certain per-person annual Medicare Part B reimbursement limits on therapy services became effective January 1, 2006. Subject to certain exceptions, the current limits impose a $1,810 per patient annual ceiling on physical and speech therapy services, and a separate $1,810 per patient annual ceiling on occupational therapy services. The Centers for Medicare and Medicaid Services (“CMS”) established an exception process to permit therapy services in certain situations, and the majority of services provided by us are reimbursed under the exceptions. In July 2008, Congress passed the Medicare Improvements for Patients and Providers Act of 2008, which extends the exceptions process through December 31, 2009. If the exception process is discontinued after December 31, 2009, it is expected that the reimbursement limitations will reduce therapy revenues and negatively impact our operating results and cash flows.
In December 2006, Congress passed the Tax Relief and Health Care Act of 2006 (TRHCA). The TRHCA reduces the maximum federal matching under Medicare provider assessments to 5.5% of aggregate Medicaid outlays. This reduction in funding became effective for fiscal years beginning after January 1, 2008. This change has not had a material impact on our results of operations.
Reduction in health care spending has become a national priority in the United States, and the field of health care regulation and reimbursement is a rapidly evolving one. CMS, after initially issuing a draft regulation that would have reduced Medicare payments to skilled nursing facilities by approximately 0.3% effective October 1, 2008, ultimately issued a final rule, providing for a 3.4% market basket increase. The 3.4% market basket increase was effective October 1, 2008. The actual amount of the market basket increase is based on several factors and varies for each individual center. It is estimated that the market basket adjustment will result in an average increase of approximately 3.5% for our facilities as a group, increasing the Company’s revenue by approximately $0.2 million per month.

During February 2008, Florida enacted a provider tax that will result in increases in the Medicaid rate for facilities in that state. This increase is effective April 1, 2009 and is expected to result in increased revenues of approximately $0.3 million per month and an increase in provider tax expense of approximately $0.2 million per month for a net increase to pre-tax income of $0.1 million per month. While this rate increase takes place in April, due to state budget shortfalls, Florida will reduce Medicaid rates for the month of March 2009, resulting in a decrease in revenue for one month of approximately $0.1 million.
As a result of current economic conditions, several states in which we operate face budget shortfalls, which could result in reductions in Medicaid funding for nursing facilities. The federal government has recently made an effort to address the financial challenges state Medicaid programs are facing by increasing the amount of Medicaid funding available to states. On February 17, 2009, the “American Recovery and Reinvestment Act of 2009,” (“ARRA”) was enacted. Among other provisions, the ARRA provides $87 billion for a temporary, 27 month, period to assist states in maintaining and expanding Medicaid enrollment. Under ARRA, each state will receive an increase in federal Medicaid match funding, which may be used by the states to mitigate rate freezes or rate cuts. At this point it is unclear how much of an impact ARRA will have on Medicaid payments in the states in which we operate as the decisions on the allocation of funding in these states have not been finalized, and the potential impact to us is unknown.
We are unable to predict what, if any, reform proposals or reimbursement limitations will be implemented in the future, or the effect such changes would have on our operations. For the year ended December 31, 2008, we derived 31.5% and 53.3% of our total patient revenues related to continuing operations from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on our profitability.
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
Employees.
As of January 23, 2009, we employed a total of approximately 5,809 individuals in connection with our continuing operations. We believe that our employee relations are good. Approximately 198 of our employees are represented by a labor union.
Although we believe we are able to employ sufficient nurses and therapists to provide our services, a shortage of health care professional personnel in any of the geographic areas in which we operate could affect our ability to recruit and retain qualified employees and could increase our operating costs. We compete with other health care providers for both professional and non-professional employees and with non-health care providers for non-professional employees. This competition contributed to a significant increase in the salaries that we had to pay to hire and retain these employees. As is common in the health care industry, we expect the salary and wage increases for our skilled health providers will continue to be higher than average salary and wage increases.
Supplies and Equipment.
We purchase drugs, solutions and other materials and lease certain equipment required in connection with our business from many suppliers. We have not experienced, and do not anticipate that we will experience, any significant difficulty in purchasing supplies or leasing equipment from current suppliers. In the event that such suppliers are unable or fail to sell us supplies or lease equipment, we believe that other suppliers are available to adequately meet our needs at comparable prices. National purchasing contracts are in place for all major supplies, such as food, linens and medical supplies. These contracts assist in maintaining quality, consistency and efficient pricing. We do not believe that our operations have been materially affected by inflation for the three most recent years; however, during the second half of 2008, the cost of food at our nursing facilities increased at a higher than expected rate. We are unsure whether this rate of increase will continue in future periods.
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
Licensure and Certification. All our nursing centers must be licensed by the state in which they are located in order to accept patients, regardless of payor source. In most states, nursing homes are subject to CON laws, which require us to obtain government approval for the construction of new nursing homes or the addition of new licensed beds to existing homes. Our nursing centers must comply with detailed statutory and regulatory requirements on an ongoing basis in order to qualify for licensure, as well as for certification as a provider eligible to receive payments from the Medicare and Medicaid programs. Generally, the requirements for licensure and Medicare/Medicaid certification are similar and relate to quality and adequacy of personnel, quality of medical care, record keeping, dietary services, resident rights, and the physical condition of the facility and the adequacy of the equipment used therein. Each facility is subject to periodic inspections, known as “surveys” by health care regulators, to determine compliance with all applicable licensure and certification standards. Such requirements are both subjective and subject to change. If the survey concludes that there are deficiencies in compliance, the facility is subject to various sanctions, including but not limited to monetary fines and penalties, suspension of new admissions, non-payment for new admissions and loss of licensure or certification. Generally, however, once a facility receives written notice of any compliance deficiencies, it may submit a written plan of correction and is given a reasonable opportunity to correct the deficiencies. There can be no assurance that, in the future, we will be able to maintain such licenses and certifications for our facilities or that we will not be required to expend significant sums in order to comply with regulatory requirements. Recently, we have experienced an increase in the severity of survey citations and the size of monetary penalties, consistent with industry trends.
Medicare and Medicaid. Medicare is a federally-funded and administered health insurance program for the aged and for certain chronically disabled individuals. Part A of the Medicare program covers inpatient hospital services and certain services furnished by other institutional providers such as skilled nursing facilities. Part B covers the services of doctors, suppliers of medical items, various types of outpatient services and certain ancillary services of the type provided by long-term and acute care facilities. Medicare payments under Part A and Part B are subject to certain caps and limitations, as provided in Medicare regulations. Medicare benefits are not available for intermediate and custodial levels of nursing home care or for assisted living facility arrangements.
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
As a component of CMS administration of the government’s reimbursement programs, a new ratings system was implemented in December 2008 to assist the public in choosing a skilled care provider. While data for the consumer has been available for several years, the display of quality with a “Star” ranking with a “5 Star” ranking being the highest and a “1 Star” ranking being the lowest was new in 2008. The “5 Star” system is an attempt to simplify all the data for each facility to a “Star” ranking. The overall Star rating is determined by three components (three years survey results, quality measure calculations, and staffing data), with each of the components receiving star rankings as well. As this new initiative becomes a bigger part of our business environment we will remain diligent in continuing to provide outstanding patient care to achieve high rankings for our facilities, as well as assuring that our rankings are correct and appropriately reflect our quality results.
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
The HIPAA regulations related to privacy establish comprehensive federal standards relating to the use and disclosure of individually identifiable health information (“protected health information”). The privacy regulations establish limits on the use and disclosure of protected health information, provide for patients’ rights, including rights to access, to request amendment of, and to receive an accounting of certain disclosures of protected health information, and require certain safeguards for protected health information. In addition, each covered entity must contractually bind individuals and entities that furnish services to the covered entity or perform a function on its behalf, and to which the covered entity discloses protected health information, to restrictions on the use and disclosure of that protected health information. In general, the HIPAA regulations do not supersede state laws that are more stringent or grant greater privacy rights to individuals. Thus, we must reconcile the HIPAA regulations and other state privacy laws.
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
For the last several years, due to our past claims experience and increasing cost of claims throughout the long-term care industry, the premiums we paid for professional liability and other liability insurance exceeded the coverage purchased so that it cost more than $1 to purchase $1 of insurance coverage. For this reason, effective March 9, 2001, we purchased professional liability insurance coverage for our facilities that, based on historical claims experience, was likely to be substantially less than the claims we expect to incur. We have exhausted all of our insurance coverage for claims asserted prior to March 10, 2007. For claims made during the period from March 10, 2007 through March 9, 2010, the Company maintains insurance with coverage limits of $100,000 per medical incident and total annual aggregate policy coverage limits of $500,000. As of December 31, 2008, payments already made by the insurance provider for the period from March 10, 2007 through March 9, 2009 have reduced the remaining aggregate coverage amount in the policy period, but coverage has not been exhausted.
We have had substantial downward adjustments to our accrual for professional liability claims which has caused significant increases in our net earnings.
In the years ended December 31, 2008, 2007 and 2006, we recorded downward adjustments in our accrual for self-insured risks associated with professional liability claims. While these adjustments to the accrual resulted in decreases to reported expenses and corresponding increases to income, they did not generate cash because the accrual is not funded. These self-insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Any increase in the accrual decreases income in the period, and any reduction in the accrual increases income during the period. Our actual liabilities may vary significantly from the accrual, and the amount of the accrual has and may continue to fluctuate by a material amount in any given quarter. Each change in the amount of this accrual will directly affect our reported earnings and financial position for the period in which the change in accrual is made. No assurance can be given that the accrual will decline during 2009, and it may increase during this period.
Our outstanding indebtedness is subject to various financial covenants and floating rates of interest which could be subject to fluctuations based on changing interest rates.
We have $32.4 million of indebtedness at December 31, 2008. All of our indebtedness is floating rate debt, which is at variable rates of interest and exposes us to interest rate risk. Interest rate risk is the risk of loss arising from adverse changes in interest rates associated with variable rate borrowings. If interest rates increase, there is potential that our debt service obligations would increase even though the amount borrowed would decrease or remain the same. In addition, certain of our debt agreements contain various financial covenants, the most restrictive of which relate to cash flow, net income (loss), liquidity and limits on the payment of dividends to shareholders. As of December 31, 2008, we were in compliance with these financial covenants. Our failure to comply with those covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of some or all of our debts. Such non-compliance could result in a material adverse impact to our financial position, results of operations and cash flows. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional discussion of our covenants as well as modifications to these covenants during 2008.
We are highly dependent on reimbursement by third-party payors.
Substantially all of our nursing center revenues are directly or indirectly dependent upon reimbursement from third-party payors, including the Medicare and Medicaid programs, and private insurers. For the year ended December 31, 2008, our patient revenues from continuing operations derived from Medicaid, Medicare and private pay (including private insurers) sources were approximately 53.3%, 31.5%, and 15.2%, respectively. Changes in the mix of our patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may affect our net revenues and profitability. Our net revenues and profitability are also affected by the continuing efforts of all payors to contain or reduce the costs of health care. Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue.
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
Long-term care facilities are subject to periodic inspection to assure continued compliance with various standards and licensing requirements under state law, as well as with Medicare and Medicaid conditions of participation. The failure to obtain or renew any required regulatory approvals or licenses could adversely affect our growth and could prevent us from offering our existing or additional services. In addition, health care is an area of extensive and frequent regulatory change. Changes in the laws or new interpretations of existing laws can have a significant effect on methods and costs of doing business and amounts of payments received from governmental and other payors. Our operations could be adversely affected by, among other things, regulatory developments such as mandatory increases in the scope and quality of care to be afforded patients and revisions in licensing and certification standards. We attempt at all times to comply with all applicable laws; however, there can be no assurance that new legislation or administrative or judicial interpretation of existing laws or regulations will not have a material adverse effect on our operations or financial condition. Future federal budget legislation, federal or state regulatory actions seeking to impose fines and penalties, and federal and state regulatory changes may negatively impact us. See “Item 1. Business — Government Regulation.” See also “Item 3. Legal Proceedings.”
The health care industry has been the subject of increased regulatory scrutiny recently.
The Office of Inspector General (“OIG”), the enforcement arm of the Medicare program, formulates a formal work plan each year for nursing homes. The OIG’s most recent work plan indicates that compliance with minimum data set reporting, payments for psychotherapy services, calculation of benefit days, the use of antipsychotic drugs, accuracy of coding resource utilization groups (“RUGs”), the medical necessity of services billed and consolidated billing will be an investigative focus in 2009. We cannot predict the likelihood, scope or outcome of any such investigations on our facilities.
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
The long-term care industry generally, and the nursing home business particularly, is highly competitive. We face direct competition for the acquisition of facilities. In turn, our facilities face competition for employees and patients. Some of our present and potential competitors are significantly larger and have or may obtain greater financial and marketing resources than we can. Some hospitals that provide long-term care services are also a potential source of competition. In addition, we may encounter substantial competition from new market entrants. Consequently, there can be no assurance that we will not encounter increased competition in the future, which could limit our ability to attract patients or expand our business, and could materially and adversely affect our business or decrease our market share.

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
The completion of the construction of the Paris, Texas replacement facility will require that we complete construction in a timely manner and at budgeted costs. The total cost of the replacement facility is expected to be approximately $7.9 million. Construction costs in excess of $7.9 million will be borne by us and if the building is not ready to be operated at July 31, 2009, we will be required to pay rent on a building not in use. Successful construction will depend on our ability to supervise construction such that the building is ready for use substantially on time and that construction costs are substantially within the amounts budgeted. Our ability to develop the necessary census and payor mix to justify the increased rent associated with the new building will require that we maintain our existing census as well as increase our current market share among new residents, especially the more desirable payor types. Difficulties could include delayed or more costly construction than was anticipated, increased demands on our management, financial, technical and other resources, a decline in census or a less than desired increase in census, an unsatisfactory mix of resident payor sources and unanticipated cost increases. Some of these factors are beyond our control. If we are unable to successfully complete the project, we will not realize the anticipated potential benefits from the project and our business and results of operations would be adversely affected.
We have a number of policies in place that could be considered anti-takeover protections.
We have adopted a shareholder rights plan (the “Plan”). In August 2008, our board of directors (“Board”) amended the Plan to extend the expiration date of the Plan to August 2, 2018 and increase the exercise price of the rights under the Plan to $50 from $15. The Plan is intended to encourage potential acquirers to negotiate with our Board and to discourage coercive, discriminatory and unfair proposals. Our Certificate of Incorporation (the “Certificate”) provides for the classification of our Board into three classes, with each class of directors serving staggered terms of three years. Our Certificate requires the approval of the holders of two-thirds of the outstanding shares to amend certain provisions of the Certificate. Section 203 of the Delaware General Corporate Law restricts the ability of a Delaware corporation to engage in any business combination with an interested shareholder. We are also authorized to issue up to 795,000 shares of preferred stock, the rights of which may be fixed by our Board without shareholder approval. Provisions in certain of our executive officers’ employment agreements provide for post-termination compensation, including payment of amounts up to 2.5 times their annual salary, following certain changes in control (as defined in such agreements). Our stock incentive plans provide for the acceleration of the vesting of options in the event of certain changes in control (as defined in such plans). Certain changes in control also constitute an event of default under our bank credit facility. The foregoing matters may, together or separately, have the effect of discouraging or making more difficult an acquisition or change of control of the company.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We own 9 and lease 41 long-term care facilities. A description of our lease agreements follows.
Description of Lease Agreements.
Our current operations include 41 nursing centers subject to operating leases, including 40 owned or financed by Omega and one owned by another party. In our role as lessee, we are responsible for the day-to-day operations of all operated centers. These responsibilities include recruiting, hiring and training all nursing and other personnel, and providing resident care, nutrition services, marketing, quality improvement, accounting, and data processing services for each facility. The lease agreements pertaining to our 41 leased facilities are “triple net” leases, requiring us to maintain the premises, pay taxes and pay for all utilities. The leases typically provide for an initial term of 4 to 10 years with renewal options up to 12 years. The average remaining term of our lease agreements, including renewal options, is approximately 20 years.

Omega Master Lease. We lease 28 nursing centers from Omega pursuant to one lease agreement dated October 1, 2000 (the “Omega Master Lease”). The initial term of the Omega Master Lease was ten years, expiring September 30, 2010. On October 20, 2006 we entered into a Third Amendment to the Omega Master Lease (“Lease Amendment”) to extend the term of the Omega Master Lease. The Lease Amendment commenced on October 1, 2006, and extends to September 30, 2018. The Lease Amendment also provides for a renewal option of an additional twelve years, assuming no defaults. Consistent with prior terms, the Lease Amendment provides for annual increases in lease payments equal to the lesser of two times the increase in the consumer price index or 3.0%.
Effective August 11, 2007, as described in “Acquisitions and New Lease” in Item 1, we completed the SMSA Acquisition in which we acquired the leases and leasehold interests in seven facilities which are leased from a subsidiary of Omega. In connection with this acquisition, we amended the Omega Master Lease to include the seven SMSA facilities (“SMSA Amendment”), increasing the number of facilities under the Omega Master Lease to 35. The substantive terms of the previous SMSA lease, including payment provisions and lease period including renewal options, were not changed by the SMSA Amendment. The SMSA Amendment provides for an initial term and renewal periods at our option through May 31, 2035 for the seven SMSA facilities. The SMSA Amendment provides for annual increases in lease payments equal to the increase in the consumer price index, not to exceed 2.5%.
The Omega Master Lease requires us to fund annual capital expenditures currently equal to $399 per licensed bed, subject to adjustment for increases in the Consumer Price Index. Upon expiration of, or in the event of a default under the Omega Master Lease, we are required to transfer all of the leasehold improvements, equipment, furniture and fixtures of the leased facilities to Omega.
The Lease Amendment together with an earlier amendment in 2005 provide for additional financing of up to $10 million to be used to fund renovations to several nursing centers leased from Omega. As of December 31, 2008, the entire $10 million had been used to complete renovation projects. The annual base rent related to these facilities was increased to reflect the amount of capital improvements made to the respective facilities as the expenditures were made. The amendments also included provisions to amend certain professional liability insurance requirements in order to cure certain defaults under the Omega Master Lease.
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
In November 2007, we entered into a short-term, single facility lease with Omega for an existing 102 bed skilled nursing center in Paris, Texas and undertook an evaluation of the feasibility of entering into an agreement with Omega for the construction of a replacement facility. On March 14, 2008, we entered into an amendment to the Omega Master Lease to provide for the construction and lease of a replacement facility. Upon the completion of the construction of the replacement facility, the existing building will be closed and the single facility lease terminated.
Under the terms of the March 14, 2008 lease amendment and an October 24, 2008 lease amendment, Omega will provide funding and we will supervise the construction of the facility. Once construction is completed, annual rent will be equal to 10.25% of the total cost of the replacement facility, which is currently expected to be approximately $7.9 million. Costs incurred in excess of the current estimated cost of $7.9 million, if any, will be borne by us. The lease amendments provide for renewal options with respect to the new facility through 2035.
Florida Leases. Effective April 1, 2003, we entered into leases for four nursing centers in Florida that had previously been managed by us under management contracts. Accordingly, the results of operations of these facilities are included in our results of operations beginning April 1, 2003. Omega holds mortgages on these properties and we make the lease payments directly to Omega. The lease term extends through February 2010. Lease terms require future rent increases equal to the lesser of two times the Consumer Price Index or 3.0% in subsequent years. We are also required to fund annual capital expenditures currently equal to $373 per licensed bed over the initial lease term, subject to adjustment for increases in the Consumer Price Index.
Other Leases. We lease approximately 25,000 square feet of office space in Brentwood, Tennessee that houses our executive offices, centralized management support functions, and the ancillary services supply operations. In addition, we lease our regional office with approximately 4,000 square feet of office space in Ashland, Kentucky. Lease periods on these facilities range up to seven years. Regional executives for Alabama, Arkansas, Florida and Tennessee work from offices of up to 1,500 square feet each. We believe that our leased properties are adequate for our present needs and that suitable additional or replacement space will be available as required.

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
As of December 31, 2008, we are engaged in 28 professional liability lawsuits. Eleven lawsuits are currently scheduled for trial, and it is expected that additional cases will be set for trial. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
In December 2008, we entered into agreements to settle seven professional liability cases for $4.3 million including $0.4 million paid from insurance proceeds. The settlements will be paid in installments from December 2008 through March 2010, with an initial payment of $1.6 million in December 2008 and quarterly payments of $0.4 million to $0.5 million beginning the first quarter of 2009 and continuing through the first quarter of 2010. As of December 31, 2008, we are obligated to pay installments that total $3.5 million related to the December 2008 and other outstanding case settlements. The remaining obligation for these claims is fully accrued and included in the accrual for professional liability claims.
We initiated litigation filed in the United States Bankruptcy Court for the Northern District of Texas against SMSA, Lyric Health Care Holdings, Inc., IHS Acquisition No. 128, Inc. and Lyric Health Care LLC adversary proceeding number 08-03393, seeking a declaratory judgment that the defendants are responsible for overpayments claimed by CMS related to the SMSA Acquisition described in Item 1, “Acquisition and New Lease.” The claimed overpayments at issue occurred several years prior to our purchase of the facility, and the defendants are prior owners of the facility. In February 2009, the case was dismissed against SMSA, and dismissed without prejudice against Lyric Health Care Holdings, Inc. and Lyric Health Care LLC, (together, “Lyric”). We intend to file a motion asking the court to alter, amend or reconsider its ruling against SMSA, and depending on the outcome of that ruling, we may appeal the court’s decision. We may also pursue our claims against Lyric in a new action in another appropriate court and will defend ourselves against this claimed overpayment. The outcome of this matter cannot be predicted, and we have recorded a liability equal to our estimate of our potential ultimate exposure for this CMS assessment and defense costs.
In January 2009, a purported class action complaint was filed in the Circuit Court of Garland County, Arkansas against us and certain of our subsidiaries and Garland Nursing & Rehabilitation Center (the “Facility”). The complaint alleges that the defendants breached their statutory and contractual obligations to the residents of the Facility over the past five years. We removed this lawsuit to the United States District Court for the Western District of Arkansas, case number 09-6008. The lawsuit is in its very early stages and has not yet been certified by the court as a class action. We cannot predict whether the action will remain in federal court, but we believe the complaint is without merit and intend to defend the lawsuit vigorously.
We cannot currently predict with certainty the ultimate impact of any of the above cases on our financial condition, cash flows or results of operations. An unfavorable outcome in any of the lawsuits, any regulatory action, any investigation or lawsuit alleging violations of fraud and abuse laws or of elderly abuse laws or any state or Federal False Claims Act case could subject us to fines, penalties and damages and could have a material adverse impact on our financial condition, cash flows or results of operations. Moreover, we could be excluded from the Medicare, Medicaid or other state or federally-funded health care programs, which would also have a material adverse impact on our financial condition, cash flows or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of security holders during the fourth quarter (October 1, 2008 through December 31, 2008) of the fiscal year covered by this Annual Report on Form 10-K.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information. Our common stock was traded on NASD’s OTC Bulletin Board under the symbol “AVCA” through September 11, 2006. During the third quarter of 2006, our common stock was approved for listing on the NASDAQ Capital Market and began trading there on September 12, 2006 under the symbol “AVCA.” The following table sets forth the high and low bid prices of our common stock, as reported by NASDAQ.com, for each quarter in 2007 and 2008:

Period	High	Low
2007 - 1st Quarter	17.89	10.73
2007 - 2nd Quarter	13.77	11.07
2007 - 3rd Quarter	12.71	9.25
2007 - 4th Quarter	12.00	9.99
2008 - 1st Quarter	12.54	9.67
2008 - 2nd Quarter	12.44	9.96
2008 - 3rd Quarter	10.86	2.86
2008 - 4th Quarter	4.99	1.55
Our common stock has been traded since May 10, 1994. On February 27, 2009, the closing price for our common stock was $2.63, as reported by NASDAQ.com.
Holders. On February 27, 2009, there were approximately 271 holders of record of our common stock. Most of our shareholders have their holdings in the street name of their broker/dealer.
Dividends. We have not paid cash dividends on our Common Stock and anticipate that, for the foreseeable future, any earnings will be retained for use in our business and no cash dividends will be paid. We are currently prohibited from issuing dividends under certain of our debt instruments.
Equity Compensation Plan Information
The following table provides aggregate information as of December 31, 2008, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

Number of
Securities
Available for
	Number of		Future Issuance
	Securities to be		Under Equity
	Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in Column
	and Rights	and Rights	(a))
Plan Category	(a)	(b)	(c)(1)
Equity Compensation Plans Approved by Security Holders	548,000	$6.78	303,000
Equity Compensation Plans Not Approved by Security Holders	None	None	None

Total	548,000	$6.78	303,000

(1)	Includes 153,000 shares available for issuance under the 2005 Long-Term Incentive Plan and 150,000 shares reserved for issuance under the Advocat Inc. 2008 Stock Purchase Plan for Key Personnel (“Stock Purchase Plan”). The Stock Purchase Plan was approved in 2008 and allows for the granting of rights to purchase shares of our common stock by key personnel and is administered by the compensation committee of the Board.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The selected financial data of Advocat presented in the following table have been derived from our financial statements, and should be read in conjunction with the annual financial statements and related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The New Texas Facilities are included in selected financial data effective August 11, 2007 for the SMSA acquired facilities and effective November 1, 2007 for the single facility lease in Texas. This selected financial data for all periods shown have been reclassified to present the effects of certain divestitures as discontinued operations.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Statement of Operations Data
REVENUES:
Patient revenues, net	$288,797	$245,061	$214,653	$201,234	$188,712

EXPENSES:
Operating	228,236	187,463	163,386	153,273	145,524
Lease	22,962	20,019	16,082	15,836	15,283
Professional liability	1,658	(1,663)	(5,354)	(4,532)	(2,001)
General and administrative	18,486	17,552	21,032	13,311	11,692
Depreciation and amortization	5,306	4,093	3,614	3,454	3,180
Asset impairment and other charges		—	—	—	219

	276,648	227,464	198,760	181,342	173,897

OPERATING INCOME	12,149	17,597	15,893	19,892	14,815

OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	(1,005)	808	21	161	784
Other income	—	—	207	—	—
Interest income	454	1,016	679	534	286
Interest expense	(2,870)	(3,549)	(3,707)	(3,382)	(3,069)
Debt retirement costs	—	(116)	(194)	—	—

	(3,421)	(1,841)	(2,994)	(2,687)	(1,999)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	8,728	15,756	12,899	17,205	12,816
PROVISION (BENEFIT) FOR INCOME TAXES	2,958	6,270	(9,496)	(13,811)	266

NET INCOME FROM CONTINUING OPERATIONS	5,770	9,486	22,395	31,016	12,550
DISCONTINUED OPERATIONS, net of taxes	(35)	(99)	(451)	(5,714)	(9,769)

NET INCOME	$5,735	$9,387	$21,944	$25,302	$2,781

INCOME (LOSS) PER COMMON SHARE:
Basic-
Continuing operations	$0.95	$1.56	$3.81	$5.36	$2.16
Discontinued operations	—	(0.02)	(0.07)	(1.00)	(1.72)

Net per common share	$0.95	$1.54	$3.74	$4.36	$0.44

Diluted-
Continuing operations	$0.92	$1.49	$3.42	$4.76	$1.94
Discontinued operations	—	(0.01)	(0.07)	(0.88)	(1.52)

Net per common share	$0.92	$1.48	$3.35	$3.88	$0.42

WEIGHTED AVERAGE COMMON SHARES:
Basic	5,693	5,870	5,784	5,725	5,660

Diluted	5,887	6,127	6,507	6,498	6,437

	December 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data
Working capital (deficit)	$10,885	$15,677	$8,174	$(39,970)	$(45,489)
Total assets	$105,870	$110,090	$96,901	$93,762	$72,392
Short-term borrowings and long-term debt including current portion	$32,410	$34,455	$31,516	$47,547	$47,024
Preferred Stock — Series B	—	—	—	$4,750	$4,432
Preferred Stock — Series C (including unamortized premium)	$7,891	$9,590	$11,289	—	—
Shareholders’ Equity (deficit)	$17,551	$12,744	$3,837	$(16,870)	$(41,854)

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
As of December 31, 2008, our continuing operations consist of 50 nursing centers with 5,773 licensed nursing beds and 14 assisted living units. As of December 31, 2008, our continuing operations included nine owned nursing centers and 41 leased nursing centers.
Acquisitions and New Lease. Effective August 11, 2007, we purchased the leasehold interests and operations of seven skilled nursing facilities from SMSA for a price of approximately $10.0 million. Effective November 1, 2007, we entered into an agreement to lease a single facility in Texas from a subsidiary of Omega. Together these facilities are referred to as the “New Texas Facilities.”
Divestitures. Effective March 31, 2007, we terminated operations at a leased facility in Arkansas that had low occupancy and operated at a loss. The owner of the facility sold the property and we cooperated in an orderly transition to the new owner. In May 2006, we completed the sale of certain assets of eleven assisted living facilities located in North Carolina for a sales price of $11.0 million. We closed one remaining North Carolina assisted living facility in April 2006 and are continuing our efforts to sell this land. In September 2007, we sold the bed license for the remaining North Carolina assisted living facility for a sales price of $183,000 and recognized a pretax gain on sale of discontinued operations of $45,000.
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
Selected Financial and Operating Data
The following table summarizes the Advocat statements of continuing operations for the years ended December 31, 2008, 2007 and 2006, and sets forth this data as a percentage of revenues for the same years.

	Year Ended December 31,
	(Dollars in thousands)
	2008		2007		2006

Revenues:
Patient revenues, net	$288,797	100%	$245,061	100.0%	$214,653	100.0%

Expenses:
Operating	228,236	79.0	187,463	76.5	163,386	76.1
Lease	22,962	8.0	20,019	8.2	16,082	7.5
Professional liability	1,658	0.6	(1,663)	(0.7)	(5,354)	(2.5)
General & administrative	18,486	6.4	17,552	7.1	21,032	9.8
Depreciation and amortization	5,306	1.8	4,093	1.7	3,614	1.7

	276,648	95.8	227,464	92.8	198,760	92.6

Operating income	12,149	4.2	17,597	7.2	15,893	7.4

Other income (expense):
Foreign currency transaction gain (loss)	(1,005)	(0.4)	808	0.3	21	0.0
Other income	—	—	—	—	207	0.1
Interest income	454	0.2	1,016	0.4	679	0.3
Interest expense	(2,870)	(1.0)	(3,549)	(1.5)	(3,707)	(1.7)
Debt retirement costs	—	—	(116)	—	(194)	(0.1)

	(3,421)	(1.2)	(1,841)	(0.8)	(2,994)	(1.4)

Income from continuing operations before income taxes	8,728	3.0	15,756	6.4	12,899	6.0
Provision (benefit) for income taxes	2,958	1.0	6,270	2.5	(9,496)	(4.4)

Net income from continuing operations	$5,770	2.0%	$9,486	3.9%	$22,395	10.4%

The following table presents data about the facilities we operated as part of our continuing operations as of the dates or for the years indicated:

	December 31,
	2008		2007		2006
Licensed Nursing Home Beds:
Owned	942		942		942
Leased	4,831		4,831		3,463

Total	5,773		5,773		4,405

Assisted Living Units:
Owned	—		17		17
Leased	14		49		49

Total	14		66		66

Total Beds/Units:
Owned	942		959		959
Leased	4,845		4,880		3,512

Total	5,787		5,839		4,471

Facilities:
Owned	9		9		9
Leased	41		41		33

Total	50		50		42

Average Occupancy:
Nursing centers	75.3	%(1)	77.6	%(2)	78.8%
Assisted living units	64.3%		63.1		60.0

Total	75.2%		77.4%		78.5%

(1)	On a same center basis, occupancy was 77.9% for 2008.

(2)	On a same center basis, occupancy was 78.8% for 2007.
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
Revenues
Patient Revenues
The fees we charge patients in our nursing centers are recorded on an accrual basis. These rates are contractually adjusted with respect to individuals receiving benefits under federal and state-funded programs and other third-party payors. Our net revenues are derived substantially from Medicare, Medicaid and other government programs (approximately 84.8%, 86.9% and 87.0% for 2008, 2007 and 2006, respectively). Medicare intermediaries make retroactive adjustments based on changes in allowed claims. In addition, certain of the states in which we operate require complicated detailed cost reports which are subject to review and adjustments. In the opinion of management, adequate provision has been made for adjustments that may result from such reviews. Retroactive adjustments, if any, are recorded when objectively determinable, generally within three years of the close of a reimbursement year depending upon the timing of appeals and third-party settlement reviews or audits.
Allowance for Doubtful Accounts
We evaluate the collectibility of our accounts receivable by reviewing current agings of accounts receivable, historical collections data and other factors. As a percentage of revenue, our provision for doubtful accounts was approximately 0.8%, 0.4% and 0.8% for 2008, 2007 and 2006, respectively. During 2007, bad debt expense was lower due to better than expected collections experience. Historical bad debts have generally resulted from uncollectible private pay balances, some uncollectible coinsurance and deductibles and other factors. Receivables that are deemed to be uncollectible are written off.
Professional Liability and Other Self-Insurance Reserves
Accrual for Professional and General Liability Claims-
Because our actual liability for existing and anticipated professional liability and general liability claims will exceed our limited insurance coverage, we have recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $15.0 million as of December 31, 2008. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of related legal costs incurred and expected to be incurred. All losses are projected on an undiscounted basis.
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

	Accrual at
	December 31,
Policy Year Ending March 9,	2008	2007
2009	$3,837,000	$—
2008	5,769,000	5,134,000
2007	3,202,000	7,625,000
2006	1,102,000	4,757,000
2005	774,000	2,339,000
2004 and earlier	275,000	820,000

	$14,959,000	$20,675,000

Our cash expenditures for self-insured professional liability costs were $6.8 million and $2.8 million for the years ending December 31, 2008 and 2007, respectively. In December 2008, we entered into agreements to settle seven professional liability cases for $4.3 million including $0.4 million paid from insurance proceeds. These settlements will be paid in installments from December 2008 through March 2010, with an initial payment of $1.6 million in December 2008 and quarterly payments of $0.4 million to $0.5 million beginning the first quarter of 2009 and continuing through the first quarter of 2010. As of December 31, 2008, we are obligated to pay installments that total $3.5 million related to the December 2008 and other outstanding case settlements. The remaining obligation for these claims is fully accrued and included in the accrual for professional liability claims. In addition to these settlement payments, we will have throughout the year additional cash expenditures for other settlements and self-insured professional liability costs.
Although we retain a third-party actuarial firm to assist us, professional and general liability claims are inherently uncertain, and the liability associated with anticipated claims is very difficult to estimate. As a result, our actual liabilities may vary significantly from the accrual, and the amount of the accrual has and may continue to fluctuate by a material amount in any given quarter.
Professional liability costs are material to our financial position and differences between estimates and the ultimate amount of loss may cause a material fluctuation in our reported results of operations. Our professional liability expense was $1.7 million, negative $1.7 million and negative $5.4 million, for the years ended December 31, 2008, 2007 and 2006, respectively, with negative amounts representing net benefits resulting from downward revisions in previous estimates. These amounts are material in relation to our reported net income from continuing operations for the related periods of $5.8 million, $9.5 million and $22.4 million, respectively. We believe that the primary reason that we experienced the net benefits during 2006 and 2007 is that we were able during the period to settle outstanding claims on more favorable terms than we have historically. These settlements impact our professional liability in two ways. They reduce the amount of anticipated liability that was recorded in prior periods, and they may result in a lower estimate of the anticipated liability expense for unreported claims in more recent periods. However, the fact that these settlements have reduced our professional liability expense does not guarantee that future claims will be resolved on favorable terms and we may incur professional liability expenses in the future significantly in excess of those currently recorded, which could have a material adverse impact on our financial position and cash flows. The total liability recorded at December 31, 2008, was $15.0 million, compared to current assets of $38.9 million and total assets of $105.9 million. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
Accrual for Other Self-Insured Claims-
From June 30, 2003 until June 30, 2007, we were party to workers’ compensation insurance programs that provided coverage for claims incurred, with premium adjustments on incurred losses. We accounted for premium expense under these policies based on our estimate of the level of claims expected to be incurred and at December 31, 2007, we had recorded estimated premium refunds due totaling approximately $1.2 million. During the year ended December 31, 2008, we received the proceeds of these insurance refunds. Any adjustments of future premiums for workers’ compensation policies and differences between actual settlements and reserves for self-insured obligations are included in expense in the period finalized.
From July 1, 2007 through June 30, 2008 we had a guaranteed cost policy for workers’ compensation insurance, under which expense was equal to the premiums paid. As a result, there will be no premium refunds associated with this new policy.
For the period from July 1, 2008 through June 30, 2009 we entered into a prefunded deductible workers’ compensation policy. Under this policy, we are self-insured for the first $500,000 per claim, subject to an aggregate maximum of $3,000,000. We fund a loss fund account with the insurer to pay for claims below the deductible. We account for premium expense under this policy based on our estimate of the level of claims subject to the policy deductibles expected to be insured. Any differences in estimated claims costs and actual amounts are included in expense in the period finalized.
We are self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually under a self insurance plan. Effective January 1, 2009 the self-insured threshold rose to $160,000 per individual annually. We provide reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate, based on known claims and estimates of unknown claims based on historical information. The liability for reported claims and estimates for incurred but unreported claims is $1.2 million at December 31, 2008. The differences between actual settlements and reserves are included in expense in the period finalized. Our reserves for health insurance benefits can fluctuate materially from one year to the next depending on the number of significant health issues of our covered employees and their dependants.
Asset Impairment
We evaluate our property, equipment and other long-lived assets on a quarterly basis to determine if facts and circumstances suggest that the assets may be impaired or that the estimated depreciable life of the asset may need to be changed such as significant physical changes in the property, significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows or fair values of the property. The need to recognize an impairment is based on estimated future cash flows from a property compared to the carrying value of that property. If recognition of an impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property. We did not record any asset impairments in 2008, 2007 or 2006. If our estimates or assumptions with respect to a property change in the future, we may be required to record impairment charges for our assets.
Business Combinations
We account for our acquisitions in accordance with SFAS No. 141, “Business Combinations” and related interpretations. The SMSA Acquisition in 2007 has been accounted for as a purchase business combination. Purchase accounting requires that we make certain valuations based on our experience, including determining the fair value and useful lives of assets acquired and the expected settlement amount of liabilities assumed based upon their respective fair values. These valuations are subject to change during the twelve month period subsequent to the acquisition date. Such valuations require us to make significant estimates, judgments and assumptions, including projections of future events and operating performance. In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R revises the principles and requirements for how an acquirer recognizes and measures a business combination in its financial statements, as well as providing revised disclosures of the business combination. The provisions of SFAS No. 141R will be effective for us beginning January 1, 2009. During the fourth quarter of 2008, we expensed $0.2 million in acquisition costs for a potential acquisition transaction in West Virginia that was in process but not completed as of December 31, 2008. Under SFAS No. 141, these costs were considered part of the purchase price and as such were capitalized, but under SFAS No. 141R these costs are expensed as incurred.

Stock-Based Compensation
We recognize compensation cost for all share-based payments granted after January 1, 2006 on a straight-line basis over the vesting period. We calculated the recognized and unrecognized stock-based compensation using the Black-Scholes-Merton option valuation method, which requires us to use certain key assumptions to develop the fair value estimates. These key assumptions include expected volatility, risk-free interest rate, expected dividends and expected term. During 2008, 2007 and 2006, we recorded charges of approximately $0.9 million, $0.6 million and $5.2 million, respectively, in stock-based compensation. The 2006 charge related to vested stock option grants awarded in December 2005 that were approved by shareholders at our annual meeting on June 1, 2006. For several years prior to 2006, we did not have available stock to be granted under a shareholder approved plan. Similar to the 2008 and 2007 expense amounts, we anticipate that expenses related to future grants will be significantly smaller than in 2006 due to longer vesting schedules and smaller number of shares granted. Stock-based compensation expense is a non-cash expense and such amounts are included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees.
Income Taxes
We determine deferred tax assets and liabilities based upon differences between financial reporting and tax bases of assets and liabilities and measure them using the enacted tax laws that will be in effect when the differences are expected to reverse. In 2006, we recorded a deferred tax benefit to release approximately $14.6 million of the previously recorded valuation allowance on deferred tax assets. During 2006, we assessed the valuation allowance on deferred tax assets and concluded that it is more likely than not that a significant portion of our remaining net deferred tax assets will be realized due to our achieved earnings trend and improved liquidity and financial position. We considered many factors, including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available, and the comprehensive refinancing of debt in August 2006. Prior to the refinancing, we had net working capital deficits, short-term debt maturities and were in default under debt agreements. As a result of the above factors, we believe that we have addressed the uncertainties surrounding our ability to realize the benefits of our deferred tax assets in future periods. We continue to maintain a valuation allowance of approximately $1.0 million to reduce the deferred tax assets by the amount we believe is more likely than not to not be utilized through the turnaround of existing temporary differences, future earnings, or a combination thereof. In future periods, we will continue to assess the need for and adequacy of the remaining valuation allowance. Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN 48” or “the interpretation”). The interpretation provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. The initial adoption of the interpretation had no impact on the Company’s financial statements.
Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of December 31, 2008, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

		Less than	2 to 3	4 to 5	After
Contractual Obligations	Total	1 year	Years	Years	5 Years
Long-term debt obligations (1)	$35,468	$3,425	$27,914	$4,129	$—
Settlement Obligations (2)	$3,495	$3,035	$460	$—	$—
Series C Preferred Stock (3)	$5,521	$344	$5,177	$—	$—
Elimination of Preferred Stock Conversion feature (4)	$6,696	$687	$1,374	$1,374	$3,261
Operating leases	$605,933	$22,154	$43,670	$45,495	$494,614
Required capital expenditures under mortgage loans (5)	$617	$229	$245	$143	$—
Required capital expenditures under operating leases (6)	$29,295	$815	$1,630	$1,635	$25,215

Total	$687,025	$30,689	$80,470	$52,776	$523,090

(1)	Long-term debt obligations include scheduled future payments of principal and interest of long-term debt.

(2)	Settlement obligations relate to professional liability cases settled in 2008 that will be paid in installments through March 2010. The liabilities are included in our self insurance reserves.

(3)	Series C Preferred Stock includes quarterly dividend payments and redemption value at the preferred shareholder’s earliest redemption date.

(4)	Payments for the elimination of preferred stock conversion feature.

(5)	Includes annual expenditure requirements for capital maintenance under mortgage loan covenants.

(6)	Includes annual capital expenditure requirements under operating leases.

We have employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.5 times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change of control of the Company (as defined). The maximum contingent liability under these agreements is approximately $2.0 million as of December 31, 2008. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by us or the employee. In addition, upon the occurrence of any triggering event, those certain members of management may elect to require that we purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of our common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of our stock on December 31, 2008, the maximum contingent liability for the repurchase of the equity grants is approximately $0.2 million. No amounts have been accrued for this contingent liability.
Payor Sources
We classify our revenues from patients into three major categories: Medicaid, Medicare and private pay. In addition to traditional Medicaid revenues, we include within the Medicaid classification revenues from other programs established to provide benefits to those in need of financial assistance in the securing of medical services. Medicare revenues include revenues received under both Part A and Part B of the Medicare program. We classify payments from individuals who pay directly for services without government assistance as private pay revenue. The private pay classification also includes revenues from commercial insurers, HMOs, and other charge-based payment sources. Veterans Administration payments are included in private pay and are made pursuant to renewable contracts negotiated with these payors.
Medicare represented approximately 31.5%, 31.2%, and 30.6% of our net revenues during 2008, 2007, and 2006, respectively. Approximately 53.3%, 55.7%, and 56.4% of our net revenues were derived from Medicaid during 2008, 2007, and 2006, respectively. Private pay represented approximately 15.2%, 13.1% and 13.0% of our net revenues during 2008, 2007, and 2006, respectively.
Consistent with the nursing home industry in general, changes in the mix of a facility’s patient population among Medicaid, Medicare and private pay can significantly affect the profitability of the facility’s operations.

Results of Operations
As discussed in the overview at the start of Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have completed certain divestitures as well as a recent acquisition and a new lease agreement. We have reclassified our consolidated financial statements to present the divestitures as discontinued operations for all periods presented. We have also defined our same center operations in light of these divestitures, acquisition and new lease agreement. Same center information excludes the operations of the New Texas Facilities and all discontinued operations.

	Year Ended December 31,
(in thousands)	2008	2007	Change	%
PATIENT REVENUES, net	$288,797	$245,061	$43,736	17.8%

EXPENSES:
Operating	228,236	187,463	40,773	21.7%
Lease	22,962	20,019	2,943	14.7%
Professional liability	1,658	(1,663)	3,321	199.7%
General and administrative	18,486	17,552	934	5.3%
Depreciation and amortization	5,306	4,093	1,213	29.6%

Total expenses	276,648	227,464	49,184	21.6%

OPERATING INCOME	12,149	17,597	(5,448)	(31.0)%

OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	(1,005)	808	(1,813)	(224.4)%
Interest income	454	1,016	(562)	(55.3)%
Interest expense	(2,870)	(3,549)	679	19.1%
Debt retirement costs	—	(116)	116	100.0%

	(3,421)	(1,841)	(1,580)	(85.8)%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	8,728	15,756	(7,028)	(44.6)%
PROVISION FOR INCOME TAXES	2,958	6,270	(3,312)	(52.8)%

NET INCOME FROM CONTINUING OPERATIONS	$5,770	$9,486	$(3,716)	(39.2)%

	Year Ended December 31,
(in thousands)	2007	2006	Change	%
PATIENT REVENUES, net	$245,061	$214,653	$30,408	14.2%

EXPENSES:
Operating	187,463	163,386	24,077	14.7%
Lease	20,019	16,082	3,937	24.5%
Professional liability	(1,663)	(5,354)	3,691	68.9%
General and administrative	17,552	21,032	(3,480)	(16.50)%
Depreciation and amortization	4,093	3,614	479	13.3%

Total expenses	227,464	198,760	28,704	14.4%

OPERATING INCOME	17,597	15,893	1,704	10.7%

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	808	21	787	3,747.6%
Other income	—	207	(207)	(100.0)%
Interest income	1,016	679	337	49.6%
Interest expense	(3,549)	(3,707)	158	4.3%
Debt retirement costs	(116)	(194)	78	40.2%

	(1,841)	(2,994)	1,153	38.5%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	15,756	12,899	2,857	22.1%
PROVISION (BENEFIT) FOR INCOME TAXES	6,270	(9,496)	15,766	166.0%

NET INCOME FROM CONTINUING OPERATIONS	$9,486	$22,395	$(12,909)	(57.6)%

As a supplement to the tables above, the following table presents the unaudited statements of income from continuing operations before income taxes and related data on a same center basis, excluding the effects of the acquired facilities and discontinued operations.

SAME CENTER	Year Ended December 31,
(in thousands)	2008	2007	Change	%
PATIENT REVENUES, net	$235,792	$225,449	$10,343	4.6%

EXPENSES:
Operating	180,806	170,429	10,377	6.1%
Lease	18,909	18,506	403	2.2%
Professional liability	1,499	(1,854)	3,353	180.9%
General and administrative	17,615	16,866	749	4.4%
Depreciation and amortization	4,225	3,783	442	11.7%

Total expenses	223,054	207,730	15,324	7.4%

OPERATING INCOME	12,738	17,719	(4,981)	(28.1)%

OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	(1,005)	808	(1,813)	(224.4)%
Interest income	454	1,016	(562)	(55.3)%
Interest expense	(2,312)	(3,174)	862	27.2%
Debt retirement costs	—	(116)	116	100.0%

	(2,863)	(1,466)	(1,397)	(95.3)%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$9,875	$16,253	$(6,378)	(39.2)%

SAME CENTER	Year Ended December 31,
(in thousands)	2007	2006	Change	%
PATIENT REVENUES, net	$225,449	$214,653	$10,796	5.0%

EXPENSES:
Operating	170,429	163,386	7,043	4.3%
Lease	18,506	16,082	2,424	15.1%
Professional liability	(1,854)	(5,354)	3,500	65.4%
General and administrative	16,866	21,032	(4,166)	(19.8)%
Depreciation and amortization	3,783	3,614	169	4.7%

Total expenses	207,730	198,760	8,970	4.5%

OPERATING INCOME	17,719	15,893	1,826	11.5%

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	808	21	787	3,747.6%
Other income	—	207	(207)	(100.0)%
Interest income	1,016	679	337	49.6%
Interest expense	(3,174)	(3,707)	533	14.4%
Debt retirement costs	(116)	(194)	78	40.2%

	(1,466)	(2,994)	1,528	51.0%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$16,253	$12,899	$3,354	26.0%

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007
As noted in the overview, during 2007 we completed the SMSA Acquisition and entered into a lease for an additional facility in Texas. All results for the New Texas Facilities are included from the effective date of acquisition or inception of lease. Accordingly, the data referenced in comparisons below for the New Texas Facilities is comparing the full year of 2008 to a partial period in 2007.
In addition, we entered into certain divestiture transactions in recent periods, and our consolidated financial statements have been reclassified to present such transactions as discontinued operations. Accordingly, the related revenue, expenses, assets, liabilities and cash flows have been reported separately, and the discussion below addresses principally the results of our continuing operations.
Patient Revenues. Patient revenues increased to $288.8 million in 2008 from $245.1 million in 2007, an increase of $43.7 million, or 17.8%. Revenues related to the New Texas Facilities were $53.0 million in 2008 and $19.6 million in 2007. Same center patient revenues increased to $235.8 million in 2008 from $225.5 million in 2007, an increase of $10.3 million, or 4.6%. This increase is primarily due to Medicare rate increases, increased Medicaid rates in certain states and increased private pay and managed care rates and census, partially offset by the effects of lower Medicare and Medicaid census.

The following table summarizes key revenue and census statistics for continuing operations for each period and segregates effects of the New Texas Facilities:

	Year Ended
	December 31,
	2008	2007

Skilled nursing occupancy:
Same center	77.9%	78.8%
New Texas Facilities	66.8%	67.4%
Total continuing operations	75.3%	77.6%
Medicare census as percent of total:
Same center	13.7%	13.8%
New Texas Facilities	11.7%	12.9%
Total continuing operations	13.3%	13.7%
Medicare revenues as percent of total:
Same center	31.4%	30.8%
New Texas Facilities	32.4%	35.3%
Total continuing operations	31.5%	31.2%
Medicaid revenues as percent of total:
Same center	54.9%	56.7%
New Texas Facilities	46.5%	44.3%
Total continuing operations	53.3%	55.7%
Medicare average rate per day:
Same center	$383.15	$351.80
New Texas Facilities	$400.05	$390.54
Total continuing operations	$386.30	$355.11
Medicaid average rate per day:
Same center	$145.37	$140.13
New Texas Facilities	$114.87	$110.69
Total continuing operations	$139.45	$137.79
On a same center basis, the Company’s average rate per day for Medicare Part A patients increased 8.9% in 2008 compared to 2007 as a result of annual inflation adjustments and increased acuity levels of Medicare patients in our nursing centers, as indicated by RUG level scores, which were higher in 2008 than in 2007. Our average rate per day for Medicaid patients increased 3.7% in 2008 compared to 2007 as a result of increasing patient acuity levels and other rate increases in certain states.
Operating expense. Operating expense increased to $228.2 million in 2008 from $187.5 million in 2007, an increase of $40.7 million, or 21.7%. Operating expense related to the New Texas Facilities was $47.4 million in 2008 and $17.1 million in 2007. Same center operating expense increased to $180.8 million in 2008 from $170.4 million in 2007, an increase of $10.4 million, or 6.1%. This increase is primarily attributable to cost increases related to wages and other cost increases discussed below. On a same center basis, operating expense increased to 76.7% of revenue in 2008, compared to 75.6% of revenue in 2007.
The largest component of operating expenses is wages, which increased to $135.9 million in 2008 from $111.8 million in 2007, an increase of $24.1 million, or 21.5%. Wages related to the New Texas Facilities were approximately $29.0 million in 2008 and $9.7 million in 2007. Same center wages increased approximately $4.8 million, or 4.7%, primarily due to increases in wages as a result of competitive labor markets in most of the areas in which we operate, regular merit and inflationary raises for personnel (increase of approximately 4.2% for the year), and labor costs associated with increases in patient acuity levels. Effective January 1, 2009 we have instituted a wage freeze for our corporate and regional management teams, with reduced wage increases for the balance of our employees, and estimate these wage policy changes will help us save approximately $0.7 million in operating expense in 2009. These policies will be reevaluated as business and economic conditions improve.
Bad debt expense was $0.7 million higher in 2008 compared to 2007 on a same center basis. During 2007, bad debt expense was lower due to better than expected collections experience.
Workers’ compensation insurance expense was approximately $0.7 million higher in 2008 compared to 2007. We had better claims experience in 2007 and have had increases in claims costs related to certain prior year claims during 2008, resulting in higher expense.

Employee health insurance costs were approximately $0.5 million, or 10.2% higher in 2008 compared to 2007 on a same center basis. The Company was self-insured for the first $150,000 in claims per employee each year. Employee health insurance costs can vary significantly from year to year.
Operating costs were impacted by higher food and utility expenses. Food costs were approximately $0.5 million higher on a same center basis, an increase in expense per patient day of 10.2%. Utility costs were approximately $0.4 million higher, or approximately 8.3%.
Our three Houston area nursing centers incurred additional costs in 2008 as a result of Hurricane Ike. We incurred approximately $0.2 million in incremental operating costs. In addition, during the fourth quarter of 2008, we expensed $0.2 million in acquisition costs for a potential acquisition in West Virginia that was in process but not completed as of December 31, 2008. Under SFAS No. 141, these costs were considered part of the purchase price and appropriately capitalized, but under SFAS No. 141R they are expensed as incurred. During 2008, in connection with this potential West Virginia acquisition, we advanced $0.2 million to the operator of the existing facility amounts in excess of the agreed upon purchase price. We accounted for these advances in excess of the purchase price as operating expenses during 2008.
The remaining increases in same center operating expense are primarily due to the effects of increases in patient acuity levels as indicated by RUG level scores, which were higher in 2008, resulting in greater costs to care for these patients.
Lease expense. Lease expense increased to $23.0 million in 2008 from $20.0 million in 2007. Lease expense related to the New Texas Facilities was $4.1 million for 2008 and $1.5 million in 2007. Same center lease expense increased to $18.9 million in 2008 from $18.5 million in 2007, primarily due to increases for lessor funded property renovations.
Professional liability. Professional liability in 2008 was an expense of $1.7 million, compared to a benefit of $1.7 million in 2007, an increase in expense of $3.4 million. Professional liability expense related to the New Texas Facilities was $0.2 million in both 2008 and 2007. Our cash expenditures for professional liability costs were $6.8 million and $2.8 million for 2008 and 2007, respectively. These cash expenditures can fluctuate from year to year. During 2008, our total recorded liabilities for self-insured professional liability declined to $15.0 million at December 31, 2008 from $20.7 million at December 31, 2007.
General and administrative expense. General and administrative expense increased to $18.5 million in 2008 from $17.6 million in 2007, an increase of $0.9 million or 5.3%. As a percentage of revenue, general and administrative expense decreased to 6.4% in 2008 from 7.2% in 2007. General and administrative expense related to the New Texas Facilities was $0.9 million in 2008 and $0.7 million in 2007, including $0.3 million for post acquisition integration costs in 2007. Same center general and administrative expense increased to $17.6 million in 2008 from $16.9 million in 2007, an increase of $0.7 million, or 4.4%. Compensation costs increased by approximately $0.9 million, including normal merit and inflationary increases and new positions added to improve operating and financial controls. Effective January 1, 2009 we have instituted a wage freeze for our corporate and regional management teams, with reduced wage increases for the balance of our employees, and estimate these wage policy changes will help us save approximately $0.2 million in general and administrative expense in 2009. These policies will be reevaluated as business and economic conditions improve. Travel costs increased by approximately $0.3 million. Stock-based compensation costs increased by approximately $0.2 million. These increases were partially offset by a decrease in incentive compensation expense of $1.2 million.
Depreciation and amortization. Depreciation and amortization expense was approximately $5.3 million in 2008 and $4.1 million in 2007. Depreciation and amortization related to the New Texas Facilities was $1.1 million in 2008 and $0.3 million in 2007. Same center depreciation and amortization increased approximately $0.4 million, primarily due to $0.2 million in amortization of new accounting software.
Foreign currency transaction gain (loss). A foreign currency transaction loss of $1.0 million was recorded in 2008, compared to a gain of $0.8 million in 2007. Such gains and losses result primarily from foreign currency translation of a note receivable from the sale of our Canadian operations in 2004.
Interest expense. Interest expense decreased to $2.9 million in 2008 from $3.5 million in 2007. The effects of additional borrowings to complete the SMSA Acquisition were offset by principal payments made during 2007 and 2008, the effects of lower interest rates following our refinancing transactions in 2007, and reductions in variable interest rates during the periods.
Income from continuing operations before income taxes; income from continuing operations per common share. As a result of the above, continuing operations reported income before income taxes of $8.7 million in 2008 compared to $15.8 million in 2007. The provision for income taxes was $3.0 million in 2008, an effective rate of 33.9%, compared to $6.3 million in 2007, an effective rate of 39.8%. Our 2008 income taxes have been reduced by tax credits generated under the Work Opportunity Tax Credit program. The basic and diluted income per common share from continuing operations were $0.95 and $0.92, respectively, in 2008, as compared to a basic and diluted income per common share from continuing operations of $1.56 and $1.49, respectively, in 2007.
Income from discontinued operations. We have completed certain divestitures and have reclassified our consolidated financial statements to present these divestitures as discontinued operations for all periods presented. Operating loss of discontinued operations, net of taxes, was approximately $35,000 in 2008, compared to $91,000 in 2007. The disposition of discontinued operations and completions of lease terminations resulted in no gain or loss in 2008 and a loss of $8,000, net of taxes, in 2007.
Year Ended December 31, 2007 Compared With Year Ended December 31, 2006
During 2007, we completed the SMSA Acquisition and entered into a lease for an additional facility in Texas. All results for the New Texas Facilities are included from the effective date of acquisition or inception of lease.
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
The following table summarizes key revenue and census statistics for continuing operations for the year and segregates effects of the New Texas Facilities:

	Year Ended
	December 31,
	2007	2006
Skilled nursing occupancy:
Same center	78.8%	78.8%
New Texas Facilities	67.4%	n/a
Total continuing operations	77.6%	78.8%
Medicare census as percent of total:
Same center	13.8%	14.0%
New Texas Facilities	12.9%	n/a
Total continuing operations	13.7%	14.0%
Medicare revenues as percent of total:
Same center	30.8%	30.6%
New Texas Facilities	35.3%	n/a
Total continuing operations	31.2%	30.6%
Medicaid revenues as percent of total:
Same center	56.7%	56.4%
New Texas Facilities	44.3%	n/a
Total continuing operations	55.7%	56.4%
Medicare average rate per day:
Same center	$351.80	$324.48
New Texas Facilities	$390.54	n/a
Total continuing operations	$355.11	$324.48
Medicaid average rate per day:
Same center	$140.12	$133.78
New Texas Facilities	$110.69	n/a
Total continuing operations	$137.79	$133.78
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
Employee health insurance costs were approximately $0.6 million higher in 2007 compared to 2006 on a same center basis, an increase of approximately 14.3%. During 2007 and 2006, the Company was self insured for the first $150,000 in claims per employee each year. Employee health insurance costs can vary significantly from year to year.
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
Professional liability. Professional liability in 2007 was a benefit of $1.7 million, compared to a benefit of $5.4 million in 2006, a decrease in benefit of $3.7 million. Professional liability expense related to the New Texas Facilities was $0.2 million. Our cash expenditures for professional liability costs were $2.8 million and $3.4 million for 2007 and 2006, respectively. These cash expenditures can fluctuate from year to year. During 2007, our total recorded liabilities for self-insured professional liability declined to $20.7 million at December 31, 2007, down from $25.7 million at December 31, 2006.
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
Liquidity and Capital Resources
Liquidity
Net cash provided by operating activities of continuing operations totaled $9.5 million, $12.7 million and $15.4 million in 2008, 2007 and 2006, respectively. Discontinued operations provided cash of $22,000 in 2007 and $0.3 million in 2006 and used $35,000 of cash in 2008.
Investing activities of continuing operations used cash of $9.1 million and $14.1 million in 2008 and 2007, respectively, and provided $6.0 million of cash in 2006. These amounts primarily represent proceeds from the sale of discontinued operations, cash used for purchases of property, plant and equipment, and cash used for the SMSA Acquisition in 2007. We have used between $4.1 million and $9.7 million for capital expenditures of continuing operations in each of the three calendar years ending December 31, 2008. Capital expenditures during 2008 included approximately $2.8 million for renovation projects funded with internal cash flow and approximately $0.4 million to complete certain facility improvements we identified during the process of acquiring the New Texas Facilities. The capital expenditures we made during 2007 were driven by three projects or initiatives that totaled $3.6 million of the $6.8 million spent in total. We spent $0.6 million and $0.8 million at owned facilities in Arkansas and Texas, respectively, as well as $2.2 million at our New Texas facilities. Such expenditures were primarily for facility improvements and equipment, which were financed principally through working capital. For the year ending December 31, 2009, we anticipate that capital expenditures for improvements and equipment for our existing facility operations will be higher as we complete facility renovations and significant projects at certain owned and leased facilities. Investing activities of discontinued operations used no cash in 2007 and used $49,000 and $28,000 in 2008 and 2006, respectively.
Financing activities of continuing operations used cash of $4.4 million in 2008 and $16.4 million in 2006, respectively, and provided cash of $0.7 million in 2007. Cash used in 2008 primarily resulted from payment of existing debt obligations of $2.0 million and the repurchase of $1.7 million of our common stock. The cash provided in 2007 primarily represents the net funds from loan proceeds to acquire the SMSA leasehold interests, offset by the payment of existing debt and the repurchase of $0.8 million of our common stock. In 2006, proceeds from the sale of discontinued operations were used to repay debt. There were no cash flows from financing activities of discontinued operations in 2008, 2007 or 2006. No interest costs or debt were allocated to discontinued operations.

Note Receivable
We have a note receivable denominated in Canadian dollars from the sale of our Canadian subsidiary in 2004. The balance of the note at December 31, 2008 is approximately $4.9 million Canadian ($4.0 million US). During 2009 we entered into negotiations to extend the maturity of this note to May 2010 while the borrower seeks replacement financing. While no formal amendment has been executed, we expect an installment of at least $600,000 Canadian plus accrued interest would be paid on May 11, 2009. Based on preliminary discussion with the borrower, if the entire principal amount is not paid by May 11, 2009, the interest rate on the note will be based on LIBOR plus 4%, but not less than 5%, and the balance of the note will be due in full on May 11, 2010. All other terms of the note would remain the same.
Professional Liability
We have numerous pending liability claims, disputes and legal actions for professional liability and other related issues. For several years, due to our past claim experience and increasing cost of claims throughout the long-term care industry, the premiums paid by us for professional liability and other liability insurance exceeded the coverage purchased so that it cost more than $1 to purchase $1 of insurance coverage. For this reason, effective March 9, 2001, we purchased professional liability insurance coverage for our facilities that, based on historical claims experience, was substantially less than the amount required to satisfy claims that were incurred. As a result, we have been effectively self-insured. We have essentially exhausted all general and professional liability insurance available for claims first asserted prior to March 10, 2007. For claims made during the period from March 10, 2007 through March 9, 2010, we maintain insurance coverage limits of $100,000 per medical incident and total annual aggregate policy coverage limits of $500,000. As of December 31, 2008, payments already made by the insurance provider for the period from March 10, 2007 through March 9, 2009 have reduced the remaining aggregate coverage amount in the policy period, but coverage has not been exhausted.
As of December 31, 2008, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred but unreported claims of $15.0 million. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows. In December 2008, we entered into agreements to settle seven professional liability cases for $4.3 million including $0.4 million paid from insurance proceeds. The settlements will be paid in installments from December 2008 through March 2010, with an initial payment of $1.6 million in December 2008 and quarterly payments of $0.4 million to $0.5 million beginning the first quarter of 2009 and continuing through the first quarter of 2010. As of December 31, 2008, we are obligated to pay installments that total $3.5 million related to the December 2008 and other outstanding case settlements. The remaining obligation for these claims is fully accrued and included in the accrual for professional liability claims. In addition to these settlement payments, we will have throughout the year additional cash expenditures for other settlements and self-insured professional liability costs.
Capital Resources
As of December 31, 2008, we had $32.4 million of outstanding borrowings, including $2.2 million in current scheduled payments of long-term debt.
In August 2007, we entered into an agreement with a bank for a $16.5 million term loan to finance the SMSA Acquisition and repay certain existing indebtedness. The term loan has an interest rate of LIBOR plus 2.5%, a maturity of five years, principal payments based on a ten year amortization, with additional payments based on cash flow from operations and amounts realized related to certain collateral. The term loan matures in August 2012 and is secured by receivables and all other unencumbered assets of the company, including land held for sale and notes receivable. In addition to financing the SMSA Acquisition, we used proceeds from this term loan to retire a $4.0 million term loan that had an interest rate of LIBOR plus 6.25% and a $2.5 million subordinated note due in September 2007 that had an interest rate of 7%.
The bank loan agreement also includes a $15 million revolving credit facility that provides revolving credit loans as well as the issuance of letters of credit. The revolver is secured by accounts receivable and there are limits on the maximum amount of loans that may be outstanding under the revolver based on borrowing base restrictions. The revolver has a term of three years, expiring August 2010 and bears interest at our option of LIBOR plus 2.25% or the bank’s prime lending rate. Annual fees for letters of credit issued under this revolver are 2.25% of the amount outstanding. We have a letter of credit of approximately $8.1 million to serve as a security deposit for all of our leases with Omega. Considering the balance of eligible accounts receivable at December 31, 2008, the letter of credit and the current maximum loan of $15 million, the balance available for future revolving credit loans would be $6.9 million. As of December 31, 2008, we had no borrowings outstanding under our revolving credit facility.
On August 7, 2006, we entered into an agreement with our commercial mortgage lender to refinance our mortgage debt. Under the terms of the mortgage loan, the lender provided mortgage debt of approximately $22.5 million with a five year maturity. The proceeds of the mortgage loan were used to retire the existing debt and to fund a $1.1 million renovation of a nursing center that is part of the collateral for the mortgage loans. The renovation was completed during 2007.
The Company’s bank term loan agreement requires additional payments from proceeds received upon certain asset dispositions and excess cash flows, as defined in the term loan agreement. In addition, our term loan agreement allows for voluntary prepayments of principal outstanding, and during 2007, we made voluntary prepayments of $3.0 million. These prepayments reduce the required amounts that must be paid in future periods from excess cash flows and asset dispositions.
Our debt agreements contain various financial covenants, the most restrictive of which relate to cash flow, debt service coverage ratios, liquidity and limits on the payment of dividends to shareholders. We are in compliance with all such covenants at December 31, 2008. During December 2008 we amended certain provisions of our term loan agreement related to the definition of a Minimum Fixed Charge Coverage Covenant. The amendment changed the measurement of the Minimum Fixed Charge Coverage Covenant by substituting “maintenance capital expenditures,” as defined, for substantially all fixed asset expenditures as previously defined in the agreement.
We are subject to a covenant under our mortgage loan that requires us to maintain a combined occupancy for seven owned homes that serve as collateral for the mortgage loan. We were in compliance with the covenant at September 30, 2008, however, the covenant was to become more restrictive as of December 31, 2008, and based on occupancy at September 30, 2008, we would not be in compliance with the more restrictive covenant. We amended this covenant with our mortgage lender in December 2008.
We are in compliance with all covenants, as amended, as of December 31, 2008. There can be no assurances that we will be able to meet all of the covenants set forth in our amended debt agreements. A failure to meet any such covenant could have a material adverse effect on us.
Transaction with Omega.
On October 20, 2006, we entered into a Restructuring Stock Issuance and Subscription Agreement (“Restructuring Agreement”) to restructure our Series B Redeemable Convertible Preferred Stock held by Omega.
Under the Restructuring Agreement we issued Omega 5,000 shares of Series C Preferred Stock in exchange for the 393,658 shares of our Series B Convertible Preferred Stock held by Omega. The new Series C Preferred Stock has a stated value of approximately $4.9 million and carries an annual dividend rate of 7% of its stated value. Dividends on the Series C Preferred Stock are paid quarterly in cash. The Series C Preferred Stock is not convertible, but is redeemable at its stated value at Omega’s option after September 30, 2010, and is redeemable at its stated value at our option after September 30, 2007, subject to certain limitations. In connection with the termination of the conversion feature of the Series B Preferred Stock, we agreed to pay Omega an additional $687,000 annually under the Lease Amendment.
Advocat and Omega also entered into the Lease Amendment to extend the term and amend the Omega Master Lease covering 28 nursing centers. The initial term of the lease was set to expire in September 2010, with a ten year renewal option. The amended master lease commenced on October 1, 2006, and extends to September 30, 2018. The Lease Amendment also provides for a renewal option of an additional twelve years. Other than the change in rent associated with the restructuring of the preferred stock described above, there was no change in the base rental amounts as a result of the Lease Amendment. Consistent with prior terms, the lease provides for annual increases in lease payments equal to the lesser of two times the increase in the Consumer Price Index or 3 percent. Under generally accepted accounting principles, we are required to report these scheduled rent increases on a straight line basis over the 12 year term of the renewal period. As a result of accruing the scheduled rent increases, our annual rent expense increased by approximately $2.7 million effective October 1, 2006. This increase has no effect on cash rent payments at the start of the lease term, and will only result in additional cash outlay as the 3 percent annual increases take effect each year.
This Lease Amendment, together with an earlier amendment in 2005, provides financing of up to $10 million to fund capital improvements made to certain nursing centers leased from Omega. The annual base rent related to these nursing centers will be increased to reflect the amount of capital improvements made to the facilities. The increase in rent is based on a rate of 10.25% per year of the amount financed under this amendment. As of December 31, 2008, we had incurred expenditures of $10.0 million for these improvements.

New Facility Construction
Texas Facility. In November 2007, we entered into a short-term, single facility lease with Omega for an existing 102 bed skilled nursing center in Paris, Texas and undertook an evaluation of the feasibility of entering into an agreement with Omega for the construction of a replacement facility. On March 14, 2008, we entered into an amendment to our master lease with Omega to provide for the construction and lease of a replacement facility. Upon the completion of the construction of the replacement facility, the existing building will be closed and the single facility lease terminated.
Under the terms of the March 14, 2008 lease amendment and an October 24, 2008 lease amendment, Omega will provide funding and we will supervise the construction of the facility. Construction began during the second quarter of 2008, with completion expected in mid-2009. Rent will commence upon completion of the project, but no later than August 2009. Once construction is completed, annual rent will be equal to 10.25% of the total cost of the replacement facility, including direct costs of construction, carrying costs during the construction period, furnishings and equipment, land cost and the value of the related skilled nursing facility license. The total cost of the replacement facility is expected to be approximately $7.9 million. Under the terms of the lease amendments, costs incurred in excess of the current estimated cost of $7.9 million would be borne by us. The lease amendments provide for renewal options with respect to the new facility through 2035.
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
West Virginia Facility. We entered into an option agreement to purchase certain assets of a skilled nursing facility in West Virginia for $850,000. We made an application to state regulatory authorities to allow us to operate the facility, and this application was approved in February 2008, subject to rights of appeal by contesting parties. The period for appeal terminated during 2008 and we expect to complete the acquisition of these assets and arrange financing for the construction of a new 90 bed replacement facility in 2009. The existing facility closed in February 2009, and will remain closed until the replacement facility is completed. No assurances can be given we will be able to complete the acquisition or arrange construction financing on suitable terms for this project.
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
Amendment to Shareholders’ Rights Plan
On August 1, 2008, the Company’s Board amended our current Amended and Restated Rights Agreement (the “Rights Agreement”). The amendment provides for an increase of the exercise price of the rights under the Rights Agreement (the “Rights”) to $50 from $15 and for the extension of the expiration date of the Rights to August 2, 2018. In addition, the amendment includes a share exchange feature that provides the Company’s Board the option of exchanging, in whole or in part, each Right, other than those of the hostile acquiring holder, for one share of our common stock. This provision is intended to avoid requiring Rights holders to pay cash to exercise their Rights and to alleviate the uncertainty as to whether holders will exercise their Rights.
Facility Renovations
During 2005, we began an initiative to complete strategic renovations of certain facilities to improve occupancy, quality of care and profitability. We developed a plan to begin with those facilities with the greatest potential for benefit, and began the renovation program during the third quarter of 2005. As of December 31, 2008, we have completed renovation projects at ten facilities. We expect to complete another renovation in the first quarter of 2009. We are developing plans for additional renovation projects.

A total of $15.1 million has been spent on these renovation programs to date, with $10.0 million financed through Omega, $4.0 million financed with internally generated cash, and $1.1 million financed with long-term debt. The amounts financed by Omega have resulted in increased rent and are not reflected as capital expenditures. The total renovation funding commitment from Omega was $10.0 million, which we exhausted during the third quarter of 2008 with the two projects completed in the fourth quarter of 2008. We are funding the cost of the project currently in progress with working capital.
For the eight facilities with renovations completed before the beginning of the fourth quarter 2008 compared to the last twelve months prior to the commencement of renovation, average occupancy increased from 63.2% to 72.0% and Medicare average daily census increased from a total of 81 to 98 in the fourth quarter of 2008. No assurance can be given that these facilities will continue to show such occupancy or Medicare average daily census improvement or that the other renovated facilities will experience similar improvements.
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
Accounts receivable attributable to patient services of continuing operations totaled $27.0 million at December 31, 2008, compared to $27.9 million at December 31, 2007, representing approximately 34 and 37 days revenue in accounts receivable at each period end, respectively. As part of the procedural Medicare and Medicaid change of ownership process, payments from Medicaid and Medicare for the New Texas facilities were temporarily delayed, and $4.7 million of the balance in receivables at December 31, 2007 was due to these delays. These amounts were collected prior to December 31, 2008. As of December 31, 2008, Texas Medicaid payments have been delayed due to changes in state processing related to a change in Texas Medicaid to a RUG based system, resulting in an increase in receivables of approximately $1.0 million. Also, as of December 31, 2008, accounts receivable for Tennessee Medicaid increased approximately $0.4 million as part of a phased in delay in the payment cycle that will take place from November 2008 to September 2009. Once fully implemented, this change will result in an additional increase in accounts receivable from Tennessee Medicaid of approximately $0.6 million. Excluding effects of these payor delays and changes, our days revenue in accounts receivable are 33 and 32 days as of December 31, 2008 and 2007, respectively.
The allowance for bad debt was $3.3 million at December 31, 2008, compared to $2.2 million at December 31, 2007. We did not assume accounts receivables in connection with the New Texas Facilities, and the allowance for doubtful accounts related to these homes increased by approximately $0.7 million during 2008. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.
Inflation
We do not believe that our operations have been materially affected by inflation for the three most recent years; however, in the second half of 2008, the cost of food and utilities at our nursing facilities increased at a higher than expected rate. We are unsure whether this rate of increase will continue in future periods. We expect salary and wage increases for our skilled staff to continue to be higher than average salary and wage increases, as is common in the health care industry.
Off-Balance Sheet Arrangements
We had letters of credit outstanding of approximately $8.1 million as of December 31, 2008, which serves as a security deposit for our facility leases with Omega. The letters of credit were issued under our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility. During the year ended December 31, 2008, we incurred approximately $0.2 million in fees related to these outstanding letters of credit.

Recent Accounting Pronouncements
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“GAAP”)” (“SFAS No. 162”). The purpose of the new standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. Previous guidance did not properly rank the accounting literature. The new standard was effective November 15, 2008. The adoption of SFAS No. 162 did not have a material effect on our financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree as well as the goodwill acquired or gain recognized in a bargain purchase. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The provisions of SFAS No. 141R will be effective for us beginning January 1, 2009. During the fourth quarter of 2008, we expensed $0.2 million in acquisition costs for the potential West Virginia transaction that was in process but not completed as of December 31, 2008. Under SFAS No. 141, these costs were considered part of the purchase price and as such were capitalized, but under SFAS No. 141R these costs are expensed as incurred.
In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141R, and other GAAP. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We anticipate following the disclosure guidance in this FSP but adoption will not have an impact on our financial position or results of operation.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). The new standard permits entities to choose to measure many financial instruments and certain other items at fair value. Most provisions of SFAS No. 159 only impacted those entities that elect the fair value option or have investments accounted for under FASB Statement No. 115. The provisions of SFAS No. 159 were effective for us beginning January 1, 2008. The adoption of this new standard did not have an impact on our financial position.
Forward-Looking Statements
The foregoing discussion and analysis provides information deemed by management to be relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read in conjunction with our consolidated financial statements included herein. Certain statements made by or on behalf of us, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those contemplated by the forward-looking statements made herein. In addition to any assumptions and other factors referred to specifically in connection with such statements, other factors, many of which are beyond our ability to control or predict, could cause our actual results to differ materially from the results expressed or implied in any forward-looking statements including, but not limited to, our ability to achieve the anticipated cost savings for the New Texas Facilities, our ability to successfully construct and operate the Paris, Texas replacement facility, our ability to increase census at our renovated facilities, changes in governmental reimbursement, government regulation and health care reforms, the increased cost of borrowing under our credit agreements, our ability to comply with covenants contained in those credit agreements, the outcome of professional liability lawsuits and claims, our ability to control ultimate professional liability costs, the accuracy of our estimate of our anticipated professional liability expense, the impact of future licensing surveys, the outcome of regulatory proceedings alleging violations of laws and regulations governing quality of care or violations of other laws and regulations applicable to our business, our ability to control costs, changes to our valuation of deferred tax assets, changes in occupancy rates in our facilities, changing economic and competitive conditions, changes in anticipated revenue and cost growth, changes in the anticipated results of operations, the effect of changes in accounting policies as well as others. Investors also should refer to the risks identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as risks identified in “Part I. Item 1A. Risk Factors” for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the Company’s business plans and prospects. Such cautionary statements identify important factors that could cause our actual results to materially differ from those projected in forward-looking statements. In addition, we disclaim any intent or obligation to update these forward-looking statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of December 31, 2008, we had outstanding borrowings of approximately $32.4 million, all of which is subject to variable interest rates. In the event that interest rates were to change 1%, the impact on future pre-tax cash flows would be approximately $0.3 million annually, representing the impact of increased or decreased interest expense on variable rate debt.
We have a note receivable denominated in Canadian dollars related to the sale of our Canadian operations. This note is currently recorded on our balance sheet at $4.0 million US based on the outstanding balance of the note and the exchange rate as of December 31, 2008. The carrying value of the note in our financial statements will be increased or decreased each period based on fluctuations in the exchange rate between US and Canadian currencies, and the effect of such changes will be included as income or loss in our statement of operations in the period of change. In 2008 and 2007, we reported transaction (losses) gains of $(1,005,000) and $808,000, respectively, as a result of the effect of changes in the currency exchange rate on this note. A further change of 1% in the exchange rate between US and Canadian currencies would result in a corresponding increase or decrease to earnings of approximately $40,000.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Advocat, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2008. Based on this evaluation, the principal executive and financial officers have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.
Management’s Report on Internal Control over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). We assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. We have concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, BDO Seidman, LLP, has issued an unqualified audit report on our financial statements included in this annual report as well as an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2008 which is included herein.

Changes in Internal Control over Financial Reporting
There has been no change (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that has occurred during our fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
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
Brentwood, Tennessee
We have audited Advocat Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Advocat Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2008 and 2007 and the related consolidated statements of income, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 9, 2009 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP

Nashville, Tennessee
March 9, 2009
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our Directors, Executive Officers and Corporate Governance is incorporated herein by reference to our definitive proxy statement for our 2009 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.
ITEM 11. EXECUTIVE COMPENSATION
Information concerning Executive Compensation is incorporated herein by reference to our definitive proxy statement for our 2009 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information concerning Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to our definitive proxy statement for our 2009 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information concerning Certain Relationships and Related Transactions is incorporated herein by reference to our definitive proxy statement for our 2009 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information concerning the fees and services provided by our principal accountant is incorporated herein by reference to our definitive proxy statement for our 2009 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The Financial statements and schedule for us and our subsidiaries required to be included in Part II, Item 8 are listed below.

Form 10-K
Pages
Financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2008 and 2007	F-2
Consolidated Statements of Income for the Years Ended December 31, 2008, 2007 and 2006	F-3
Consolidated Statements of Shareholders’ Equity (Deficit) for the Years Ended December 31, 2008, 2007 and 2006	F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006	F-5
Notes to Consolidated Financial Statements as of December 31, 2008, 2007 and 2006	F-7 to F-34
Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts	S-1 to S-2
Exhibits
The exhibits filed as part of this Report on Form 10-K are listed in the Exhibit Index immediately following the financial statement pages.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVOCAT INC.

/s/ Wallace E. Olson Wallace E. Olson Chairman of the Board March 10, 2009

/s/ William R. Council, III William R. Council, III President and Chief Executive Officer (Principal Executive Officer) March 10, 2009

/s/ L. Glynn Riddle, Jr. L. Glynn Riddle, Jr. Executive Vice President, Chief Financial Officer, Secretary (Principal Financial and Accounting Officer) March 10, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Wallace E. Olson	/s/ William C. O’Neil. Jr.

Wallace E. Olson Chairman of the Board March 10, 2009	William C. O’Neil, Jr. Director March 10, 2009

/s/ William R. Council, III	/s/ Richard M. Brame

William R. Council, III President and Chief Executive Officer Director March 10, 2009	Richard M. Brame Director March 10, 2009

/s/ Robert Z. Hensley	/s/ Chad A. McCurdy

Robert Z. Hensley Director March 10, 2009	Chad A. McCurdy Director March 10, 2009

ADVOCAT INC. AND SUBSIDIARIES
Consolidated Financial Statements
For the Years Ended December 31, 2008, 2007 and 2006
Together with Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Advocat Inc.
Brentwood, Tennessee
We have audited the accompanying consolidated balance sheets of Advocat Inc. as of December 31, 2008 and 2007 and the related consolidated statements of income, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advocat Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Advocat Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2009 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Nashville, Tennessee
March 9, 2009

ADVOCAT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

ASSETS	2008	2007
CURRENT ASSETS:
Cash and cash equivalents	$7,598,000	$11,658,000
Receivables, less allowance for doubtful accounts of $3,279,000 and $2,158,000, respectively	23,731,000	26,444,000
Current portion of note receivable	466,000	629,000
Prepaid expenses and other current assets	1,748,000	2,130,000
Insurance refunds receivable	—	1,234,000
Income tax refundable	1,369,000	—
Deferred income taxes	3,967,000	2,110,000

Total current assets	38,879,000	44,205,000

PROPERTY AND EQUIPMENT, at cost	73,517,000	64,294,000
Less accumulated depreciation	(38,555,000)	(34,091,000)
Discontinued operations, net	1,455,000	1,455,000

Property and equipment, net	36,417,000	31,658,000

OTHER ASSETS:
Deferred income taxes	13,899,000	16,568,000
Note receivable, net of current portion	3,486,000	4,983,000
Deferred financing and other costs, net	1,009,000	1,239,000
Other assets	2,031,000	1,945,000
Acquired leasehold interest, net	10,149,000	9,492,000

Total other assets	30,574,000	34,227,000

	$105,870,000	$110,090,000

LIABILITIES AND SHAREHOLDERS’ EQUITY	2008	2007
CURRENT LIABILITIES:
Current portion of long-term debt	$2,238,000	$1,942,000
Trade accounts payable	4,828,000	6,636,000
Accrued expenses:
Payroll and employee benefits	9,545,000	11,360,000
Current portion of self-insurance reserves	6,469,000	4,597,000
Other current liabilities	4,914,000	3,993,000

Total current liabilities	27,994,000	28,528,000

NONCURRENT LIABILITIES:
Long-term debt, less current portion	30,172,000	32,513,000
Self-insurance reserves, less current portion	10,212,000	17,578,000
Other noncurrent liabilities	12,050,000	9,137,000

Total noncurrent liabilities	52,434,000	59,228,000

COMMITMENTS AND CONTINGENCIES

SERIES C REDEEMABLE PREFERRED STOCK,
$.10 par value, 5,000 shares authorized, issued and outstanding, including premium of $2,973,000 and $4,672,000 at December 31, 2008 and 2007, respectively	7,891,000	9,590,000

SHAREHOLDERS’ EQUITY:
Series A preferred stock, authorized 200,000 shares, $.10 par value, none issued and outstanding	—	—
Common stock, authorized 20,000,000 shares, $.01 par value, 5,903,000 and 5,878,000 shares issued, 5,671,000 and 5,804,000 shares outstanding, respectively	59,000	59,000
Treasury stock at cost, 232,000 and 74,000 shares of common stock at December 31, 2008 and 2007, respectively	(2,500,000)	(817,000)
Paid-in capital	16,903,000	15,804,000
Retained earnings (accumulated deficit)	3,089,000	(2,302,000)

Total shareholders’ equity	17,551,000	12,744,000

	$105,870,000	$110,090,000

The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007	2006
REVENUES:
Patient revenues, net	$288,797,000	$245,061,000	$214,653,000

EXPENSES:
Operating	228,236,000	187,463,000	163,386,000
Lease	22,962,000	20,019,000	16,082,000
Professional liability	1,658,000	(1,663,000)	(5,354,000)
General and administrative	18,486,000	17,552,000	21,032,000
Depreciation and amortization	5,306,000	4,093,000	3,614,000

	276,648,000	227,464,000	198,760,000

OPERATING INCOME	12,149,000	17,597,000	15,893,000

OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	(1,005,000)	808,000	21,000
Other income	—	—	207,000
Interest income	454,000	1,016,000	679,000
Interest expense	(2,870,000)	(3,549,000)	(3,707,000)
Debt retirement costs	—	(116,000)	(194,000)

	(3,421,000)	(1,841,000)	(2,994,000)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	8,728,000	15,756,000	12,899,000
PROVISION (BENEFIT) FOR INCOME TAXES	2,958,000	6,270,000	(9,496,000)

NET INCOME FROM CONTINUING OPERATIONS	5,770,000	9,486,000	22,395,000

NET INCOME FROM DISCONTINUED OPERATIONS:
Operating loss, net of tax provision (benefit) of $(18,000), $(59,000) and $0, respectively	(35,000)	(91,000)	(337,000)
Loss on sale, net of tax provision (benefit) of $0, $(6,000) and $0, respectively	0	(8,000)	(114,000)

DISCONTINUED OPERATIONS	(35,000)	(99,000)	(451,000)

NET INCOME	5,735,000	9,387,000	21,944,000
PREFERRED STOCK DIVIDENDS	344,000	344,000	340,000

NET INCOME FOR COMMON STOCK	$5,391,000	$9,043,000	$21,604,000

NET INCOME PER COMMON SHARE:
Per common share — basic
Continuing operations	$0.95	$1.56	$3.81
Discontinued operations	—	(0.02)	(0.07)

	$0.95	$1.54	$3.74

Per common share — diluted
Continuing operations	$0.92	$1.49	$3.42
Discontinued operations	—	(0.01)	(0.07)

	$0.92	$1.48	$3.35

WEIGHTED AVERAGE COMMON SHARES:
Basic	5,693,000	5,870,000	5,784,000

Diluted	5,887,000	6,127,000	6,507,000

The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

						Retained
						Earnings
	Common Stock		Treasury Stock		Paid-in	(Accumulated
	Shares Issued	Amount	Shares	Amount	Capital	Deficit)	Total

BALANCE, DECEMBER 31, 2005	5,725,000	$57,000	—	$—	$16,022,000	$(32,949,000)	$(16,870,000)

Exercise of stock options	141,000	2,000	—	—	556,000	—	558,000
Net Income	—	—	—	—	—	21,944,000	21,944,000
Preferred stock dividends	—	—	—	—	—	(340,000)	(340,000)
Elimination of preferred stock conversion feature	—	—	—	—	(6,700,000)	—	(6,700,000)
Tax impact of stock options exercised	—	—	—	—	61,000	—	61,000
Stock based compensation	—	—	—	—	5,184,000	—	5,184,000

BALANCE, DECEMBER 31, 2006	5,866,000	59,000	—	—	15,123,000	(11,345,000)	3,837,000

Exercise of stock options	12,000	—	—	—	65,000	—	65,000
Net Income	—	—	—	—	—	9,387,000	9,387,000
Preferred stock dividends	—	—	—	—	—	(344,000)	(344,000)
Repurchase of common stock	—	—	74,000	(817,000)	—	—	(817,000)
Tax impact of stock options exercised	—	—	—	—	(32,000)	—	(32,000)
Stock based compensation	—	—	—	—	648,000	—	648,000

BALANCE, DECEMBER 31, 2007	5,878,000	59,000	74,000	(817,000)	15,804,000	(2,302,000)	12,744,000

Exercise of stock options	25,000	—	—	—	235,000	—	235,000
Net Income	—	—	—	—	—	5,735,000	5,735,000
Preferred stock dividends	—	—	—	—	—	(344,000)	(344,000)
Repurchase of common stock	—	—	158,000	(1,683,000)	—	—	(1,683,000)
Tax impact of stock options exercised	—	—	—	—	(3,000)	—	(3,000)
Stock based compensation	—	—	—	—	867,000	—	867,000

BALANCE, DECEMBER 31, 2008	5,903,000	$59,000	232,000	$(2,500,000)	$16,903,000	$3,089,000	$17,551,000

The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,735,000	$9,387,000	$21,944,000
Discontinued operations	(35,000)	(99,000)	(451,000)

Net income from continuing operations	5,770,000	9,486,000	22,395,000
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	5,306,000	4,093,000	3,614,000
Provision for doubtful accounts	2,343,000	1,089,000	1,610,000
Deferred income tax provision (benefit)	830,000	5,137,000	(9,719,000)
Provision for (benefit from) self-insured professional liability, net of cash payments	(5,717,000)	(5,054,000)	(9,323,000)
Stock-based compensation	867,000	648,000	5,184,000
Amortization of deferred balances	426,000	334,000	289,000
Provision for leases in excess of cash payments	1,711,000	2,234,000	606,000
Gain on sale of bed license	—	—	(207,000)
Foreign currency transaction (gain) loss	1,005,000	(808,000)	(21,000)
Debt retirement costs	—	116,000	194,000
Non-cash interest income	(121,000)	(132,000)	(270,000)
Non-cash interest expense	—	—	86,000
Changes in other assets and liabilities affecting operating activities:
Receivables, net	381,000	(10,633,000)	(393,000)
Prepaid expenses and other assets	210,000	2,781,000	928,000
Trade accounts payable and accrued expenses	(3,498,000)	3,374,000	425,000

Net cash provided by continuing operations	9,513,000	12,665,000	15,398,000
Discontinued operations	(35,000)	22,000	265,000

Net cash provided by operating activities	9,478,000	12,687,000	15,663,000

(Continued)

ADVOCAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	$(9,703,000)	$(6,827,000)	$(4,089,000)
Acquisition of leasehold interest	—	(9,096,000)	—
Proceeds from sale of discontinued operations and bed license	—	180,000	10,439,000
Decrease in restricted cash deposits	—	246,000	212,000
Decrease (increase) in cash restricted for capital expenditures	—	864,000	(864,000)
Note receivable issued	—	(1,800,000)	—
Notes receivable collected	765,000	2,500,000	718,000
Deposits and other deferred balances	(138,000)	(120,000)	(422,000)

Net cash provided (used) by continuing operations	(9,076,000)	(14,053,000)	5,994,000
Discontinued operations	(49,000)	—	(28,000)

Net cash provided (used) in investing activities	(9,125,000)	(14,053,000)	5,966,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(2,045,000)	(13,437,000)	(46,601,000)
Proceeds from issuance of debt	—	16,500,000	30,625,000
Financing costs	(79,000)	(839,000)	(765,000)
Payment of preferred stock dividends	(344,000)	(344,000)	(172,000)
Repurchases of common stock	(1,683,000)	(817,000)	—
Payment for preferred stock restructuring	(497,000)	(448,000)	—
Proceeds from exercise of stock options	235,000	65,000	558,000

Net cash provided (used) in financing activities	(4,413,000)	680,000	(16,355,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,060,000)	(686,000)	5,274,000

CASH AND CASH EQUIVALENTS, beginning of period	11,658,000	12,344,000	7,070,000

CASH AND CASH EQUIVALENTS, end of period	$7,598,000	$11,658,000	$12,344,000

SUPPLEMENTAL INFORMATION:
Cash payments of interest, net of amounts capitalized	$2,506,000	$3,303,000	$3,425,000

Cash payments of income taxes, net of refunds	$3,841,000	$1,658,000	$378,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
During 2006, the Company accrued, but did not pay, preferred stock dividends of $168,000. Following the preferred stock restructuring in October 2006, the Company began paying preferred stock dividends as shown above.
The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008, 2007 AND 2006
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
As of December 31, 2008, the Company’s continuing operations consist of 50 nursing centers with 5,773 licensed nursing beds and 14 assisted living units. The Company’s continuing operations include nine owned nursing centers and 41 leased nursing centers. The Company’s continuing operations include centers in Alabama, Arkansas, Florida, Kentucky, Ohio, Tennessee, Texas and West Virginia.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Consolidation
The consolidated financial statements include the operations and accounts of Advocat and its subsidiaries, all wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s net income on the Consolidated Statements of Income equals Other Comprehensive Income.
The Company is managed as one reporting unit for internal purposes and for decision making. Therefore, management has concluded that the Company is operated as a single reportable segment, as defined in The Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”
     Revenues
Patient Revenues
The fees charged by the Company to patients in its nursing centers are recorded on an accrual basis. These rates are contractually adjusted with respect to individuals receiving benefits under federal and state-funded programs and other third-party payors. Rates under federal and state-funded programs are determined prospectively for each facility and may be based on the acuity of the care and services provided. These rates may be based on facility’s actual costs subject to program ceilings and other limitations or on established rates based on acuity and services provided as determined by the federal and state-funded programs. Amounts earned under federal and state programs with respect to nursing home patients are subject to review by the third-party payors which may result in retroactive adjustments. In the opinion of management, adequate provision has been made for any adjustments that may result from such reviews. Retroactive adjustments, if any, are recorded when objectively determinable, generally within three years of the close of a reimbursement year depending upon the timing of appeals and third-party settlement reviews or audits. During the years ended December 31, 2008, 2007 and 2006, the Company recorded $30,000, $(2,000) and $(59,000) of net favorable (unfavorable) estimated settlements from federal and state programs for periods prior to the beginning of fiscal 2008, 2007 and 2006, respectively.

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
The Company includes the provision for doubtful accounts in operating expenses in its consolidated statements of income. The provisions for doubtful accounts of continuing operations were $2,343,000, $1,089,000 and $1,610,000 for 2008, 2007 and 2006, respectively.
Lease Expense
As of December 31, 2008, the Company operates 41 nursing centers under operating leases, including 40 owned or financed by Omega Healthcare Investors, Inc. (together with its subsidiaries, “Omega”) and one owned by another party. The Company’s operating leases generally require the Company to pay stated rent, subject to increases based on changes in the Consumer Price Index, a minimum percentage increase, or increases in the net revenues of the leased properties. The Company’s Omega leases require the Company to pay certain scheduled rent increases. Such scheduled rent increases are recorded as additional lease expense on a straight-line basis recognized over the term of the related leases.
See Notes 3, 7 and 12 for a discussion regarding the amendment of the Company’s master lease with Omega in 2007 and 2006, the termination of leases for certain facilities and the addition of certain leased facilities.
Classification of Expenses
The Company classifies all expenses (except lease, interest, depreciation and amortization expenses) that are associated with its corporate and regional management support functions as general and administrative expenses. All other expenses (except lease, professional liability, interest, depreciation and amortization expenses) incurred by the Company at the facility level are classified as operating expenses.
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
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the recoverability of the carrying values of its properties and other long-lived assets on a property by property basis. On a quarterly basis, the Company reviews its properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows or fair values of the property, indicate that the carrying amount of the property may not be recoverable. The need to recognize an impairment is based on estimated future undiscounted cash flows from a property compared to the carrying value of that property. If recognition of an impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property.
Cash and Cash Equivalents
Cash and cash equivalents include cash on deposit with banks and all highly liquid investments with original maturities of three months or less when purchased.
Deferred Financing and Other Costs
The Company records deferred financing and lease costs for expenditures related to entering into or amending debt and lease agreements. These expenditures include lenders and attorneys fees. Financing costs are amortized using the effective interest method over the term of the related debt. The amortization is reflected as interest expense in the accompanying consolidated statements of income. Deferred lease costs are amortized on a straight-line basis over the term of the related leases. See Note 6 for further discussion.
Acquired Leasehold Interest
The Company has recorded an acquired leasehold interest intangible asset related to the acquisition further described in Note 3. The intangible asset is accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and is amortized on a straight-line basis over the remaining life of the acquired lease. The Company evaluates the recoverability of the carrying value of the acquired leasehold intangible on at least an annual basis in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.”
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
Income Taxes
The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach for financial accounting and reporting of income taxes. Under this method, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse. The Company assesses the need for a valuation allowance to reduce the deferred tax assets by the amount that is believed is more likely than not to not be utilized through the turnaround of existing temporary differences, future earnings, or a combination thereof, including certain net operating loss carryforwards we do not expect to realize due to change in ownership limitations. Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109”. This interpretation provides guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns. The initial adoption of the interpretation had no impact on the Company’s financial statements. See Note 11 for additional information related to the provision for income taxes.
Disclosure of Fair Value of Financial Instruments
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This new standard provides guidance for using fair value to measure assets and liabilities and establishes a fair value hierarchy that prioritizes the information used to develop the measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The Company adopted the provisions of SFAS No. 157 beginning January 1, 2008. The adoption of SFAS No. 157 did not have an impact on the Company’s financial position, results of operations or cash flows as the Company does not record any of its assets or liabilities using fair value accounting as of December 31, 2008.
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
Stock-Based Compensation
The Company follows SFAS No. 123 (revised 2004), “Share-Based Payment,” using the modified prospective method, in which compensation cost is recognized (a) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The Company had no unvested awards granted to employees on the effective date.
The Company recorded non-cash stock-based compensation expense for equity grants issued under the 2005 Plan of $867,000, $648,000 and $5,184,000 during the years ended December 31, 2008, 2007 and 2006, respectively. Such amounts are included as components of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. Of these amounts, non-cash stock-based compensation expense of $61,000, $22,000 and $127,000 was recorded as a component of operating expense in 2008, 2007 and 2006, respectively. Non-cash stock-based compensation expense of $806,000, $626,000 and $5,057,000 was recorded as a component of general and administrative expense in 2008, 2007 and 2006, respectively. See Note 9 for additional disclosures about the Company’s stock-based compensation plans.
Recent Accounting Pronouncements
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“GAAP”)” (“SFAS No. 162”). The purpose of the new standard is to provide a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. Previous guidance did not properly rank the accounting literature. The new standard was effective November 15, 2008. The adoption of SFAS No. 162 did not have a material effect on the Company’s financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree as well as the goodwill acquired or gain recognized in a bargain purchase. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The provisions of SFAS No. 141R will be effective for the Company beginning January 1, 2009. During the fourth quarter of 2008, the Company expensed $202,000 in acquisition costs for a potential acquisition that is expected to be completed in the first quarter of 2009, as described in Note 3. Under SFAS No. 141, these costs were considered part of the purchase price and as such were capitalized, but under SFAS No. 141R these costs are expensed as incurred.

In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141R, and other GAAP. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company anticipates following the disclosure guidance in this FSP but adoption will not have an impact on its financial position or results of operation.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This new standard provides guidance for using fair value to measure assets and liabilities and establishes a fair value hierarchy that prioritizes the information used to develop the measurements. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The provisions of SFAS No. 157 were effective for the Company beginning January 1, 2008. The adoption of SFAS No. 157 did not have an impact on the Company’s financial position, results of operations or cash flows.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). The new standard permits entities to choose to measure many financial instruments and certain other items at fair value. Most provisions of SFAS No. 159 only impacted those entities that elect the fair value option or have investments accounted for under FASB Statement No. 115. The provisions of SFAS No. 159 were effective for the Company beginning January 1, 2008. The adoption of this new standard did not have an impact on the Company’s financial position.
3. ACQUISITIONS
Effective August 11, 2007, the Company purchased the leasehold interests and operations of seven skilled nursing facilities from Senior Management Services of America North Texas, Inc. (“SMSA” or “SMSA Acquisition”) for an initial purchase price of approximately $9,957,000, including approximately $8,570,000 in cash, the assumption of approximately $862,000 in liabilities, and transaction costs of $525,000. These facilities include 1,266 licensed nursing beds, with 1,105 nursing beds available for use at the date of the acquisition. The SMSA facilities had unaudited revenues of approximately $52.1 million for the year ended December 31, 2006. The SMSA facilities are in the Company’s existing geographic and operational footprint and are expected to contribute to the Company’s growth strategy and existing base of operations.
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
In May 2008, the Company received notification of payments due to the Centers for Medicare and Medicaid Services (“CMS”) related to Medicare reimbursement for 1997 and earlier periods for one of the acquired facilities. The total amount of the payments requested by CMS as of December 31, 2008 was approximately $1,180,000, including accrued interest of approximately $668,000. The Company intends to seek relief for this assessment from CMS, and is seeking to have the assessment declared to be the responsibility of previous owners of the facility in litigation pending in the United States Bankruptcy Court for the Northern District of Texas, which is the court in which SMSA’s bankruptcy case was filed. In the second quarter of 2008, the Company recorded a liability of $1,022,000 for its estimate of its ultimate liability for this assessment and defense costs, resulting in an increase in the acquired leasehold interest intangible asset. The Company’s estimate of the liability takes into consideration the facts and circumstances, including the number of operators of the property in the intervening period since the original assessment and delays by CMS in seeking collection.
The following table summarizes the final purchase price allocation of the net assets acquired, including the adjustment described above:

Current assets	$70,000
Property and equipment	145,000
Deferred tax asset	116,000
Acquired leasehold interest intangible	10,653,000

Total assets acquired	10,984,000
Current liabilities	1,889,000

Total net assets acquired	$9,095,000

The purchase price allocation resulted in an acquired leasehold interest intangible asset of approximately $10,653,000. The intangible asset is subject to full amortization over the remaining life of the lease, including renewal periods, a period of approximately 28 years. Amortization expense of approximately $367,000 and $137,000 related to this intangible asset was recorded during the years ended December 31, 2008 and 2007, respectively.
The expected amortization expense for the acquired leasehold interest intangible asset are as follows:

2009	$384,000
2010	384,000
2011	384,000
2012	384,000
2013	384,000
thereafter	8,229,000

$10,149,000

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
The SMSA Acquisition was financed with proceeds of a new loan, as discussed in Note 6.

West Virginia Facility
In 2006, the Company entered into an option agreement to purchase certain assets of a skilled nursing facility in West Virginia for $850,000. The Company made an application to state regulatory authorities to allow it to operate the facility, and this application was approved in February 2008, subject to rights of appeal by contesting parties. The period for appeal terminated during 2008, and the Company expects to complete the acquisition of these assets and arrange financing for the construction of a new 90 bed replacement facility in 2009. The existing facility closed in February 2009, and will remain closed until the replacement facility is completed.
Due to delays in the regulatory approval process as well as declining census in the existing facility, the Company advanced the $850,000 purchase price and an additional $196,000 to the owners of the existing facility during 2008 to assist with the working capital needs of the facility. The purchase price of $850,000 is included in other noncurrent assets in the Company’s Consolidated Balance Sheet and amounts advanced in excess of the purchase price have been charged to operating expenses. The Company expects to advance an additional $231,000 to the owners of the existing facility during 2009.
The Company incurred acquisition costs of $202,000 during 2008 related to this transaction. Had this transaction closed during 2008, these amounts would have been considered part of the purchase price in accordance with SFAS No. 141. However, such costs are not permitted to be capitalized under SFAS No. 141R, adopted by the Company on January 1, 2009, and, accordingly, were charged to expense in the fourth quarter of 2008.
4. RECEIVABLES
Receivables, before the allowance for doubtful accounts, consist of the following components:

	December 31,
	2008	2007
Medicare	$10,440,000	$13,891,000
Medicaid and other non-federal government programs	10,187,000	9,594,000
Other patient and resident receivables	6,368,000	4,417,000
Other receivables and advances	15,000	700,000

	$27,010,000	$28,602,000

The SMSA Acquisition resulted in an increase in accounts receivable of approximately $8,784,000 at December 31, 2007. As part of the procedural Medicare and Medicaid change of ownership process, payments from Medicaid and Medicare for these facilities were temporarily delayed, and $4,700,000 of the total $8,784,000 increase in receivables was due to these delays. These payments from Medicare and Medicaid were collected during 2008.
As of December 31, 2008, Texas Medicaid payments have been delayed due to changes in state processing related to a change in Texas Medicaid to a RUG based system, resulting in an increase in receivables of approximately $1.0 million. Also, as of December 31, 2008, accounts receivable for Tennessee Medicaid increased approximately $400,000 as part of a phased in delay in the payment cycle that will take place from November 2008 to September 2009.
The Company provides credit for a substantial portion of its revenues and continually monitors the credit-worthiness and collectability from its patients, including proper documentation of third-party coverage. The Company is subject to accounting losses from uncollectible receivables in excess of its reserves.
Substantially all receivables are provided as collateral on the Company’s debt obligations.

5. PROPERTY AND EQUIPMENT
Property and equipment, at cost, consists of the following:

	December 31,
	2008	2007
Land	$1,903,000	$1,573,000
Buildings and leasehold improvements	49,098,000	42,835,000
Furniture, fixtures and equipment	22,516,000	19,886,000

	$73,517,000	$64,294,000

Substantially all of the Company’s property and equipment are provided as collateral for debt obligations. The Company capitalizes leasehold improvements which will revert back to the lessor of the property at the expiration or termination of the lease, and depreciates these improvements over the shorter of the remaining lease term or the assets’ estimated useful lives.
6. LONG-TERM DEBT
Long-term debt consists of the following:

	December 31,
	2008	2007
Mortgage loan payable to a commercial finance company; issued in August 2006; secured by seven nursing centers; payable monthly, interest at 3.75% above LIBOR (4.95% and 8.35% at December 31, 2008 and 2007, respectively).	$21,768,000	$22,163,000

Term loan payable to a bank; issued in August 2007; interest 2.5% above LIBOR (4.0% and 7.1% at December 31, 2008 and 2007, respectively).	10,642,000	12,292,000

	32,410,000	34,455,000
Less current portion	(2,238,000)	(1,942,000)

	$30,172,000	$32,513,000

As of December 31, 2008, the Company’s weighted average interest rate on long-term debt was approximately 4.6%.
In August 2007, the Company entered into an agreement with a bank for a $16,500,000 term loan to finance the SMSA Acquisition and repay certain existing indebtedness. The term loan has an interest rate of LIBOR plus 2.5%, a maturity of five years, maturing August 2012, and principal payments based on a ten year amortization, with additional payments based upon certain asset dispositions and excess cash flows, as defined in the debt agreements. The term loan is secured by receivables and all other unencumbered assets of the Company, including land held for sale and notes receivable. In addition to financing the acquisition, the Company used proceeds from this term loan to retire a $4,027,000 term loan with an interest rate of LIBOR plus 6.25%, and a $2,534,000 subordinated note due in September 2007 with an interest rate of 7%. In connection with the transaction, the Company expensed existing deferred financing costs of $116,000 during 2007. The deferred financing costs written off relate to the debt that was retired and are reflected as debt retirement costs in the income statement. In connection with the new debt incurred in the 2007 financing, the Company recorded deferred loan costs of $764,000.
The bank loan agreement also includes a $15,000,000 revolving credit facility that provides revolving credit loans as well as the issuance of letters of credit. The revolver is secured by accounts receivable, and there are limits on the maximum amount of loans that may be outstanding under the revolver based on borrowing base restrictions. The revolver has a term of three years, expiring August 2010 and bears interest at the Company’s option of LIBOR plus 2.25% or the bank’s prime lending rate. Annual fees for letters of credit issued under this revolver are 2.25% of the amount outstanding. The Company has a letter of credit of approximately $8,117,000 to serve as a security deposit for all of the Company’s leases with Omega. Considering the balance of eligible accounts receivable at December 31, 2008, the letter of credit and the current maximum loan amount of $15,000,000, the balance available for revolving credit loans as of December 31, 2008 was $6,883,000. As of December 31, 2008, the Company had no borrowings outstanding under the revolving credit facility.
On August 7, 2006, the Company entered into an agreement with its commercial mortgage lender to refinance its mortgage debt. Under the terms of the new agreement, the lender provided mortgage debt (“Mortgage Loan”) of approximately $22.5 million with a five year maturity. The proceeds of these new loans were used to retire the existing debt and to fund a $1.1 million renovation of a nursing center that is part of the collateral for the mortgage loans. The renovation was completed in 2007. During 2006, the Company expensed existing deferred financing costs of $194,000 related to the debt that was retired and recorded new deferred loan costs of $844,000 as part of the refinancing transaction.
The Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25 year amortization. Interest is based on 30 day LIBOR plus a margin of 3.75%. The mortgage loan is secured by seven owned nursing centers, related equipment, and a second lien on the accounts receivable of these facilities.
Scheduled principal payments of long-term debt are as follows:

2009	$2,238,000
2010	3,901,000
2011	22,216,000
2012	4,055,000
2013	—
Thereafter	—

Total	$32,410,000

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
The Company’s debt agreements contain various financial covenants, the most restrictive of which relate to cash flow, debt service coverage ratios, liquidity and limits on the payment of dividends to shareholders. The Company is in compliance with all such covenants at December 31, 2008. During December 2008, the Company and the bank amended certain provisions of the term loan agreement related to the definition of a Minimum Fixed Charge Coverage Covenant. The amendment changed the measurement of the Minimum Fixed Charge Coverage Covenant by substituting “maintenance capital expenditures”, as defined, for substantially all fixed asset expenditures as previously defined in the agreement. The Company received a waiver of noncompliance with this covenant as of September 30, 2008. The Company paid $75,000 as an amendment fee and will amortize this deferred cost over the remaining term of the bank debt agreement.
The Company is subject to a covenant under its mortgage loan that requires the Company to maintain a combined occupancy for seven owned homes that serve as collateral for the mortgage loan. The Company was in compliance with the covenant at September 30, 2008, however, the covenant was to become more restrictive as of December 31, 2008, and based on occupancy at September 30, 2008, the Company would not be in compliance with the more restrictive covenant. The Company and its mortgage lender amended this covenant in December 2008. The Company is in compliance with all covenants, as amended, as of December 31, 2008.

7. DISCONTINUED OPERATIONS
Effective March 31, 2007, the Company terminated operations at its leased facility in Eureka Springs, Arkansas. The owner of the property, a subsidiary of Omega, sold the property and the Company cooperated in an orderly transition to the new owner.
The facility had low occupancy and operated at a loss. The facility had been leased subject to the Omega master lease. Under the terms of that lease, the master lease rental payment was not reduced. This facility contributed revenues of $575,000 and $2,110,000 during the periods ended December 31, 2007 and 2006, respectively. In 2003, the Company recorded an impairment charge of $178,000 to reduce the net book value of this property to its estimated realizable value in accordance with the provisions of SFAS No. 144. No material loss was incurred in connection with the lease termination.
In May 2006, the Company completed the sale of certain assets of eleven assisted living facilities located in North Carolina for a sales price of $11.0 million. In 2005, the Company recorded an impairment charge of $4,397,000 to reduce the net book value of these properties to their estimated realizable value, and no material gain or loss was recognized upon the completion of the sale in 2006. The Company owns real estate related to a North Carolina assisted living facility it closed in April 2006. In September 2007, the Company sold the bed license for this North Carolina assisted living facility for a sales price of $183,000, and recognized a pretax gain on sale of discontinued operations of $45,000.
Proceeds from these divestiture transactions were used to pay transaction costs and repay debt. In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the operations and the real estate described above as discontinued operations for all periods presented in the Company’s consolidated financial statements. The results of discontinued operations do not reflect any allocation of corporate general and administrative expense or any allocation of corporate interest expense.
The net assets of discontinued operations presented on the balance sheet represent the real estate related to the assisted living facility closed in April 2006. The Company is continuing its efforts to sell this land.
8. NOTE RECEIVABLE
In May 2004, the Company sold the stock of its Canadian subsidiary, Diversicare Canada Management Services Co., Inc. (“DCMS”), to DCMS Holding, Inc. (“Holding”), a privately-owned Ontario corporation. DCMS operated 14 nursing centers and 24 assisted living facilities in the Canadian provinces of Ontario, British Columbia and Alberta. The sales price was $16.5 million Canadian which was approximately $11.8 million US at the May 11, 2004 exchange rate. All U.S. dollar amounts parenthetically referenced are also at the May 11, 2004 exchange rate. Approximately $8.5 million Canadian ($6.1 million US) was received at closing, with the balance, $8.0 million Canadian ($5.7 million US), originally scheduled to be received in annual installments of $600,000 Canadian ($428,000 US) on the anniversary of the closing for the first four years and a final installment of $5.6 million Canadian ($4.0 million US) on the fifth anniversary of closing. The future payments may be accelerated upon the occurrences of certain events. The installment portion of the purchase price is evidenced by a promissory note that has been discounted to estimated fair value and was initially recorded in the accompanying balance sheet at $4.7 million US. The Company received payments of $765,000, $700,000 and $718,000 in 2008, 2007 and 2006, respectively. Foreign currency transaction gain or loss related to this note is recorded as other income or expense in the Consolidated Statements of Income.
During 2009 the Company entered into negotiations to extend the maturity of this note to May 2010 while the borrower seeks replacement financing. While no formal amendment has been executed, the Company expects an installment of at least $600,000 Canadian ($491,000 US at December 31, 2008 exchange rate) plus accrued interest would be paid on May 11, 2009. Based on preliminary discussion with the borrower, if the entire principal amount is not paid by May 11, 2009, the interest rate on the note will be based on LIBOR plus 4%, but not less than 5%, and the balance of the note will be due in full on May 11, 2010. All other terms of the note would remain the same. The balance of the note receivable was $3,952,000 at December 31, 2008, with $466,000 classified as a current asset based on these proposed terms.

9. SHAREHOLDERS’ EQUITY, STOCK PLANS AND PREFERRED STOCK
Shareholders’ Rights Plan
On August 1, 2008, the Company’s Board of Directors amended its current Amended and Restated Rights Agreement (the “Rights Agreement”) which was originally adopted in 1995 and last amended in 2005. The amendment provides for an increase of the exercise price of the rights under the Rights Agreement (the “Rights”) to $50 from $15 and for the extension of the Expiration Date of the Rights to August 2, 2018.
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
Stock-Based Compensation Plans
The Company follows SFAS No. 123 (revised 2004), “Share-Based Payment,” using the modified prospective method, in which compensation cost is recognized (a) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The Company had no unvested awards granted to employees on the effective date.
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
During 2008 and 2007, the Compensation Committee of the Board of Directors approved the grant of Stock Only Stock Appreciation Rights (“SOSARs”) at the market price of the Company’s common stock on the date. The SOSARs vest one-third on the first, second and third anniversaries of the grant date. The SOSARs are valued and recorded in the same manner as stock options under FAS 123R, and will be settled with issuance of new stock for the difference between the market price on the date of exercise and the exercise price.

The Company recorded non-cash stock-based compensation expense for equity grants issued under the 2005 Plan of $867,000, $648,000 and $5,184,000 during the years ended December 31, 2008, 2007 and 2006, respectively. Such amounts are included as components of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. As of December 31, 2008, there was $700,000 in unrecognized compensation costs related to stock-based compensation to be recognized over the applicable remaining vesting periods. The Company estimated the total recognized and unrecognized compensation using the Black-Scholes-Merton equity grant valuation model.
The table below shows the weighted average assumptions the Company used to develop the fair value estimates under its option valuation model.

	Year Ended
	December 31,
	2008	2007	2006
Expected volatility (range)	113% - 122%	119% - 143%	140% - 153%
Risk free interest rate (range)	2.49% - 3.43%	3.96% - 4.68%	5.07% - 5.10%
Expected dividends	—	—	—
Weighted average expected term (years)	6.0	6.0	5.04
In computing the fair value estimates using the Black-Scholes-Merton valuation model, the Company took into consideration the exercise price of the equity grants and the market price of the Company’s stock on the date of grant. The Company used an expected volatility that equals the historical volatility over the most recent period equal to the expected life of the equity grants. The risk free interest rate is based on the U.S. treasury yield curve in effect at the time of grant. The Company used an expected dividend yield of zero since it has not paid cash dividends on its common stock.
In computing the fair value of these SOSARs, the Company estimated the SOSAR’s expected term based on the average of the vesting term and the original contractual terms of the grants, consistent with the interpretive guidance in Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 107 and SAB 110 (the “Simplified Method”). The Company continues to use the Simplified Method since the Company’s exercise history is not representative of the expected term of the SOSARs granted in 2008. The Company’s recent exercise history is primarily from options granted in 2005 that were vested at grant date and were significantly in-the-money due to an increase in stock price during the period between grant date and formal approval by shareholders, and from older options granted several years ago that had fully vested.
The table below describes the resulting weighted average grant date fair values calculated as well as the intrinsic value of options exercised under the Company’s equity awards during each of the following years:

	Year Ended
	December 31,
	2008	2007	2006
Weighted Average grant date fair value	$9.39	$10.55	$15.90
Total Intrinsic Value of Options Exercised	$26,000	$105,000	$1,640,000
The following table summarizes information regarding stock options and SOSAR grants outstanding as of December 31, 2008:

	Weighted
Range of	Average	Options
Exercise Prices	Exercise Prices	Outstanding
$10.38 to $11.72	$11.22	219,000
$0.15 to $5.44	$3.85	329,000

		548,000

As of December 31, 2008, the outstanding equity grants have a weighted average remaining life of 6.56 years and those outstanding equity grants that are exercisable have a weighted average remaining life of

5.83 years. During the year ended December 31, 2008 approximately 25,000 shares were exercised under these plans, resulting in proceeds of $235,000.
Summarized activity of the equity compensation plans is presented below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding,
December 31, 2007	472,000	$6.02
Granted	111,000	10.90
Exercised	(25,000)	9.94
Expired or cancelled	(10,000)	8.81

Outstanding,
December 31, 2008	548,000	$6.78

Exercisable, December 31, 2008	367,000	$4.63

As of December 31, 2008, there was no aggregate intrinsic value for the Company’s equity grants outstanding and equity grants exercisable since the aggregate exercise price exceeded the market value of the underlying shares.
In June 2008, the Company adopted the Advocat Inc. 2008 Stock Purchase Plan for Key Personnel (“Stock Purchase Plan”). The Stock Purchase Plan provides for the granting of rights to purchase shares of the Company’s common stock to directors and officers and is administered by the compensation committee of the board of directors. The maximum number of shares of the Company’s common stock to be authorized and reserved for issuance under the Stock Purchase Plan is 150,000 shares, subject to equitable adjustment as set forth in the Stock Purchase Plan.
The plan allows participants to elect to utilize a specified portion of base salary, annual cash bonus, or director compensation to purchase restricted shares or restricted share units at a price equal to 85% of the fair market value of a share of the Company’s common stock on the date on which such restricted shares or restricted share units are purchased.
The restricted period for restricted shares or restricted share units issued under the Stock Purchase Plan is generally two years from the date of purchase. During the restricted period the shares will have all rights of other shares including voting rights and the rights to receive dividends, however, the restricted share certificates will not be delivered to the shareholder and the shares cannot be sold, assigned or disposed of during the restricted period. No grants of restricted shares or restricted share units can be made under the Stock Purchase Plan after April 25, 2018. During 2008 no restricted share grants were made under the Stock Purchase plan. Elections were made by participants in 2008 to have a portion of their 2008 bonus paid in restricted shares or restricted share units during 2009.
Series A Preferred Stock
The Company is authorized to issue up to 200,000 shares of Series A preferred stock. The Company’s Board of Directors is authorized to establish the terms and rights of each series, including the voting powers, designations, preferences, and other special rights, qualifications, limitations, or restrictions thereof.

Series B and Series C Preferred Stock
As part of the consideration paid to Omega for restructuring the terms of the Omega Master Lease in November 2000, the Company issued to Omega 393,658 shares of the Company’s Series B Redeemable Convertible Preferred Stock (“Series B Preferred Stock”). The Company’s Series B Preferred Stock had a stated value of $3,300,000 and carried an annual dividend rate of 7% of the stated value. The dividends accrued on a daily basis and compounded quarterly.
In October 2006, the Company and Omega entered into a Restructuring Stock Issuance and Subscription Agreement (“Restructuring Agreement”) to restructure the Series B Preferred Stock, eliminating the option of Omega to convert the Series B Preferred Stock into shares of Advocat common stock. Advocat and Omega also entered into a Third Amendment to Consolidated Amended and Restated Master Lease (“Lease Amendment”) to extend the term of its lease covering 28 nursing centers it leased from Omega.
At the time of the Restructuring Agreement, the Series B Preferred Stock had a recorded value (including accrued dividends) of approximately $4,918,000 and was convertible into approximately 792,000 shares of common stock. The Company issued 5,000 shares of a new Series C Preferred Stock to Omega in exchange for the 393,658 shares of Series B Preferred Stock held by Omega. The new Series C Preferred Stock has a stated value of approximately $4,918,000 and an annual dividend rate of 7% of its stated value payable quarterly in cash. The Series C Preferred Stock is not convertible, but is redeemable at its stated value at Omega’s option after September 30, 2010, and is redeemable at its stated value at the Company’s option after September 30, 2007, subject to certain limitations. In connection with the termination of the conversion feature, the Company agreed to pay Omega an additional $687,000 per year under the Lease Amendment.
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

10. NET INCOME (LOSS) PER COMMON SHARE
Information with respect to the calculation of basic and diluted net income ( loss) per common share is presented below:

	2008	2007	2006
Basic net income per common share
Net income from continuing operations	$5,770,000	$9,486,000	$22,395,000
Preferred stock dividends	(344,000)	(344,000)	(340,000)

Net income from continuing operations for common stock	5,426,000	9,142,000	22,055,000

Discontinued operations:
Operating loss, net of taxes	(35,000)	(91,000)	(337,000)
Loss on sale, net of taxes	—	(8,000)	(114,000)

Loss from discontinued operations	(35,000)	(99,000)	(451,000)

Net income for common stock	$5,391,000	$9,043,000	$21,604,000

Basic weighted average common shares outstanding	5,693,000	5,870,000	5,784,000

Basic net income (loss) per common share:
Net income from continuing operations	$0.95	$1.56	$3.81

Loss from discontinued operations	—	(0.02)	(0.05)
Loss on sale of discontinued operations	—	—	(0.02)

Loss from discontinued operations	—	(0.02)	(0.07)

Basic net income per common share	$0.95	$1.54	$3.74

	2008	2007	2006
Diluted net income per common share
Net income from continuing operations for common stock	$5,426,000	$9,142,000	$22,055,000
Add dilutive preferred stock dividends, for effect of assumed conversion of preferred stock	—	—	272,000
Assumed interest on unpaid dividends	—	—	(102,000)

Net income from continuing operations for diluted net income per common share	5,426,000	9,142,000	22,225,000

Discontinued operations:
Operating loss, net of taxes	(35,000)	(91,000)	(337,000)
Loss on sale	—	(8,000)	(114,000)

Net loss from discontinued operations	(35,000)	(99,000)	(451,000)

Net income for diluted net income per common share	$5,391,000	$9,043,000	$21,774,000

Basic weighted average common shares outstanding	5,693,000	5,870,000	5,784,000
Incremental shares from assumed exercise of stock options	194,000	257,000	215,000
Incremental shares from assumed conversion of preferred stock	—	—	508,000

Diluted average common shares outstanding	5,887,000	6,127,000	6,507,000

Diluted net income per common share
Net income from continuing operations	$0.92	$1.49	$3.42

Income (loss) from discontinued operations	—	(0.01)	(0.05)
Loss on sale of discontinued operations	—	—	(0.02)

Net loss from discontinued operations	—	(0.01)	(0.07)

Diluted net income per common share	$0.92	$1.48	$3.35

The dilutive effects of the Company’s stock options and Series B Preferred Stock are included in the computation of diluted income per common share for the period of time the Series B Preferred Stock was outstanding. See Note 9. Under the applicable provisions of the Internal Revenue Code, Omega, as a Real Estate Investment Trust, is limited in the amount of ownership in the Company it can hold. The terms of the Series B Preferred Stock limit the amount of common stock that Omega may receive on such conversion. The computation of diluted earnings per share in 2006 reflects the effect of these limitations on the number of common shares issued and the effects of interest expense from the assumed issuance of a promissory note for the balance of preferred shares not converted to common stock. The Series C Preferred Stock issued in 2006 in exchange for the Series B Preferred Stock is not convertible.
In 2008 and 2007, the effects of the weighted average outstanding SOSARs were excluded from the computation of diluted earnings per share, as the SOSARs would have been anti-dilutive.
11. INCOME TAXES
The provision (benefit) for income taxes of continuing operations is composed of the following components:

	Year Ended December 31,
	2008	2007	2006
Current provision :
Federal	$1,765,000	$223,000	$—
State	363,000	910,000	223,000

	2,128,000	1,133,000	223,000

Deferred provision (benefit):
Federal	872,000	5,061,000	(8,010,000)
State	(42,000)	76,000	(1,709,000)

	830,000	5,137,000	(9,719,000)

Provision (benefit) for income taxes of continuing operations
	$2,958,000	$6,270,000	$(9,496,000)

A reconciliation of taxes computed at statutory income tax rates on income from continuing operations is as follows:

	Year Ended December 31,
	2008	2007	2006
Provision for federal income taxes at statutory rates	$2,968,000	$5,357,000	$4,222,000
Provision for state income taxes at statutory rates, net of federal benefit	349,000	630,000	497,000
Valuation allowance changes affecting the provision (benefit) for income taxes	66,000	42,000	(14,553,000)
Work opportunity tax credits	(654,000)	—	—
Nondeductible expenses	363,000	200,000	248,000
Other	(134,000)	41,000	90,000

Provision (benefit) for income taxes	$2,958,000	$6,270,000	$(9,496,000)

The net deferred tax assets and liabilities, at the respective income tax rates, are as follows:

	December 31,
	2008	2007
Current deferred assets:
Allowance for doubtful accounts	$1,217,000	$749,000
Accrued liabilities	3,486,000	2,584,000

	4,703,000	3,333,000
Less valuation allowance	(246,000)	(161,000)

	4,457,000	3,172,000
Current deferred liabilities:
Prepaid expenses	(490,000)	(1,062,000)

	$3,967,000	$2,110,000

	December 31,
	2008	2007
Noncurrent deferred assets:
Net operating loss and other carryforwards	$2,231,000	$2,527,000
Deferred lease costs	594,000	654,000
Depreciation	524,000	1,805,000
Tax goodwill and intangibles	1,522,000	1,610,000
Stock-based compensation	1,972,000	1,657,000
Accrued rent	3,638,000	2,498,000
Impairment of long-lived assets	355,000	355,000
Noncurrent self-insurance reserves	4,008,000	6,887,000

	14,844,000	17,993,000
Less valuation allowance	(708,000)	(785,000)

	14,136,000	17,208,000
Noncurrent deferred liabilities:
Note receivable	(237,000)	(640,000)

	$13,899,000	$16,568,000

In 2008, 2007, and 2006, the Company also recorded a deferred tax benefit (provision) to reverse (increase) approximately $(66,000), $(42,000) and $14,553,000, respectively, of the valuation allowance on deferred tax assets. The 2008 and 2007 increases in valuation allowance were based on the Company’s assessment of the realization of certain individual tax assets. Prior to 2006, the Company had recorded valuation allowances on a substantial portion of its deferred tax assets. During 2006 the Company assessed the valuation allowance on deferred tax assets based on the Company’s belief that it is more likely than not that a larger portion of the Company’s net deferred tax assets will be realized due to the Company’s achieved earnings trend and improved liquidity and financial position. The Company considered many factors when assessing the likelihood of future realization of its deferred tax assets including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to the Company, and recent improvements in the Company’s overall debt as well as debt classification. Prior to August 2006, the Company had net working capital deficits, short-term debt maturities, and was in default of its debt agreements. As a result of the improvement in financial results and the completion of a refinancing in 2006, management believes it addressed the uncertainties surrounding the realization of the benefits of the Company’s deferred tax assets in future periods.

The Company continues to maintain a valuation allowance of approximately $954,000 to reduce the deferred tax assets by the amount management believes is more likely than not to not be utilized through the turnaround of existing temporary differences, future earnings, or a combination thereof. In future periods, the Company will continue to assess the need for and adequacy of the remaining valuation allowance.
At December 31, 2008, the Company had $10,551,000 of net operating losses, which expire at various dates beginning in 2019 and continuing through 2021. The use of these loss carryforwards is limited by change in ownership provisions of the Federal tax code to a maximum of approximately $5,685,000. In 2005, the Company reduced the deferred tax asset and the corresponding valuation allowances for net operating loss deductions permanently lost as a result of the change in ownership provisions.
In periods prior to 2001, the Company generated tax credits under the Work Opportunity Tax Credit program totaling approximately $328,000. As the Company was incurring taxable losses in those years the Company did not record tax assets related to these credits. During the three months ending March 31, 2008, the Company recorded these carryforward credits as deferred tax assets, as the Company anticipates using them to reduce its taxes payable in 2008. In addition, we generated and recorded $326,000 in new Work Opportunity Tax Credits during 2008. The impact of recording these assets reduced the effective tax rate for the year ending December 31, 2008.
The Canada Customs and Revenue Agency (“CCRA”) audited the Canadian federal tax return of DCMS, the Company’s Canadian subsidiary sold in 2004 (see Note 8) for the years ended December 31, 2003 and 2002 and proposed certain adjustments to the DCMS tax returns. The adjustments related to the Company’s deductions related to allocation of overhead charges of United States management to DCMS. Under the terms of the sale of DCMS, the Company is liable for any liability that arises from these adjustments. In 2005, the Company recorded a charge for its estimated liability for additional tax, interest and professional fees resulting from these proposed adjustments. During 2008, the Company paid $234,000 to CCRA for the balance of the assessment.
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

Balance at January 1, 2008	$307,000
Decreases due to settlement with taxing authorities	(234,000)
Decreases in tax positions for prior years	(3,000)

Balance at December 31, 2008	$70,000

The unrecognized tax benefits are accrued in “other current liabilities.” The net decrease in the amount of unrecognized tax benefits during the year ended December 31, 2008 was related to the adjustment of the estimated liability, to the fluctuation of the exchange rate between US and Canadian currencies and payments made to taxing authorities. None of the current unrecognized tax benefits are expected to impact the Company’s effective tax rates.
The Company has chosen to classify interest and penalties as a component separate from income tax expense in its consolidated statements of income. The tax years 2005 through 2007 remain open to examination by major taxing jurisdictions in which the Company operates.

12. COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company is committed under long-term operating leases with various expiration dates and varying renewal options. Minimum annual rentals, including renewal option periods (exclusive of taxes, insurance, and maintenance costs) under these leases beginning January 1, 2009, are as follows:

2009	$22,154,000
2010	21,720,000
2011	21,950,000
2012	22,472,000
2013	23,023,000
Thereafter	494,614,000

$605,933,000

Under lease agreements with Omega and others, the Company’s lease payments are subject to periodic annual escalations as described below and in Note 2. Total lease expense for continuing operations was $22,962,000, $20,019,000 and $16,082,000 for 2008, 2007 and 2006, respectively. The accrued liability related to straight line rent was $9,267,000 and $7,556,000 at December 31, 2008 and 2007, respectively, and is included in “Other noncurrent liabilities” on the accompanying consolidated balance sheets.
Omega Leases
The Company leases 35 facilities from Omega under the Master Lease. On October 20, 2006, the company and Omega entered into a Third Amendment to Consolidated Amended and Restated Master Lease (“Lease Amendment”) to extend the term of its facilities leased from Omega. All of the equipment, inventory and other related assets of the facilities leased pursuant to the Master Lease have been pledged as security under the Master Lease and remain so under the Lease Amendment.
The initial term of the Master Lease was ten years, expiring September 30, 2010, with a ten-year renewal term at the option of the Company. The amended master lease commenced on October 1, 2006, and extends to September 30, 2018. The Lease Amendment also provides for a renewal option of an additional twelve years. Other than the change in rent associated with the restructuring of the preferred stock described in Note 9, there was no change in the base rental amounts as a result of the Lease Amendment. Consistent with prior terms, the lease provides for annual increases in lease payments equal to the lesser of two times the increase in the consumer price index or 3 percent. Under generally accepted accounting principles, the Company is required to report these scheduled rent increases on a straight line basis over the 12 year term of the renewal period. As a result of accruing the scheduled rent increases, the Company’s annual rent expense increased by approximately $2.7 million effective October 1, 2006. This increase had no effect on cash rent payments at the start of the lease term and will only result in additional cash outlay as the 3 percent annual increases take effect each year.
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
The Master Lease requires the Company to fund annual capital expenditures related to the leased facilities at an amount currently equal to $399 per licensed bed. The Florida Lease (discussed below) currently requires that we spend $373 per bed, per year on capital expenditures. These amounts are subject to adjustment for increases in the Consumer Price Index. The Company is in compliance with the capital expenditure requirements. Total required capital expenditures during the remaining lease term and renewal options are $29,295,000. These capital expenditures are being depreciated on a straight-line basis over the initial lease term.
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
As described in Note 6, the Company has issued a letter of credit of approximately $8,117,000 as a security deposit for all of the Company’s leases with Omega.
The 2006 Lease Amendment together with an earlier amendment in 2005 provided financing of up to $10,000,000 to be used to fund renovations to several nursing centers leased from Omega. The annual base rent related to these facilities was increased to reflect the amount of capital improvements made to the respective facilities as the related expenditures were made. The increase is based on a rate of 10.25% per year of the amount financed under this amendment. The remainder of the $10,000,000 was used in 2008 to fund renovation projects. The amendments also included provisions to amend certain professional liability insurance requirements of the master lease agreement in order to cure certain defaults under the Master Lease agreement.
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
Under the terms of the lease amendment, Omega will provide funding and the Company will supervise the construction of the facility. Construction began during the second quarter of 2008, with completion expected in mid-2009. Rent will commence upon completion of the project, but no later than August 2009. Once construction is completed, annual rent will be equal to 10.25% of the total cost of the replacement facility, including direct costs of construction, carrying costs during the construction period, furnishings and equipment, land cost and the value of the related skilled nursing facility license. The total cost of the replacement facility is expected to be approximately $7.9 million. Under the terms of the March 14, 2008 lease amendment and an October 24, 2008 lease amendment, costs incurred in excess of the current estimated cost of $7.9 million would be borne by the Company. As of December 31, 2008, the Company had incurred approximately $1,039,000 in capitalized reimbursable construction costs for this replacement facility, of which approximately $811,000 had been reimbursed by Omega. The lease amendment provides for renewal options with respect to the new facility through 2035.
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

In December 2005, the term of the lease was extended through February 2010. The lease provides for annual increases equal to the lesser of two times the consumer price index or 3.0% in subsequent years. Effective January 1, 2006, the amendment eliminated the previously required additional rents that were based on the profitability of the facilities. The Company is recording all scheduled rent increases as additional lease expense on a straight-line basis over the remaining lease term.
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
The Company has essentially exhausted all general and professional liability insurance available for claims asserted prior to March 10, 2007. For claims made during the period from March 10, 2007 through March 9, 2010, the Company maintains insurance with coverage limits of $100,000 per medical incident and total annual aggregate policy coverage limits of $500,000. As of December 31, 2008, payments already made by the insurance provider for the period from March 10, 2007 through March 9, 2009 have reduced the remaining aggregate coverage amount in the policy period, but coverage has not been exhausted.
Reserve for Estimated Self-Insured Professional Liability Claims-
Because the Company anticipates that its actual liability for existing and anticipated claims will exceed the Company’s limited professional liability insurance coverage, the Company has recorded total liabilities for professional liability and other claims of $14,959,000 as of December 31, 2008. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis.
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

The following summarizes the Company’s accrual for professional liability and other claims for each policy year as of the end of the period:

	Accrual at
	December 31,
	2008	2007
Policy Year End March 9,
2009	$3,837,000	$—
2008	5,769,000	5,134,000
2007	3,202,000	7,625,000
2006	1,102,000	4,757,000
2005	774,000	2,339,000
2004 and earlier	275,000	820,000

	$14,959,000	$20,675,000

The Company’s cash expenditures for self-insured professional liability costs were $6,754,000 and $2,776,000 for the years ending December 31, 2008 and 2007, respectively. In December 2008, the Company entered into agreements to settle seven professional liability cases for $4,300,000 including $400,000 paid from insurance proceeds. The settlements will be paid in installments from December 2008 through March 2010, with an initial payment of $1,630,000 in December 2008 and quarterly payments of $440,000 to $460,000 beginning the first quarter of 2009 and continuing through the first quarter of 2010. As of December 31, 2008, we are obligated to pay installments that total $3,495,000 related to the December 2008 and other outstanding case settlements. The remaining obligation for these claims is fully accrued and included in the accrual for professional liability claims. In addition to these settlement payments, the Company will have throughout the year additional cash expenditures for other settlements and self-insured professional liability costs.
Other Insurance-
With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. The Company is completely self-insured for workers’ compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. The Company has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate. The liability recorded by the Company for the self-insured obligations under these plans is $492,000 as of December 31, 2008.
From June 30, 2003 until June 30, 2007, the Company’s workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. The Company accounts for premium expense under these policies based on its estimate of the level of claims expected to be incurred, and had recorded insurance refunds receivable of $1,234,000 as of December 31, 2007. During the year ending December 31, 2008, the Company received the proceeds of these insurance refunds. Any adjustments of future premiums for workers’ compensation policies and differences between actual settlements and reserves for self-insured obligations are included in expense in the period finalized.
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

Through December 31, 2008 the Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $150,000 per individual annually. Effective January 1, 2009, the self insured level rose to $160,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $1,230,000 at December 31, 2008. The differences between actual settlements and reserves are included in expense in the period finalized.
Employment Agreements
The Company has employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.5 times their annual salary in the event of a termination without cause, a constructive discharge (as defined in each employee agreement), or upon a change in control of the Company (as defined in each employee agreement). The maximum contingent liability under these agreements is approximately $2,013,000 as of December 31, 2008. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by the employee or the Company. In addition, upon the occurrence of any triggering event, these certain members of management may elect to require the Company to purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of the Company’s common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of the Company’s common stock on December 31, 2008, the maximum contingent liability for the repurchase of the equity grants is approximately $198,000. No amounts have been accrued for this contingent liability.
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
As of December 31, 2008, the Company is engaged in 28 professional liability lawsuits. Eleven lawsuits are currently scheduled for trial, and it is expected that additional cases will be set for trial. The ultimate results of any of the Company’s professional liability claims and disputes cannot be predicted. The Company has limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against the Company in one or more of these legal actions could have a material adverse impact on the Company’s financial position and cash flows.
The Company has initiated litigation filed in the United States Bankruptcy Court for the Northern District of Texas against SMSA, Lyric Health Care Holdings, Inc., IHS Acquisition No. 128, Inc. and Lyric Health Care LLC adversary proceeding number 08-03393, seeking a declaratory judgment that the defendants are responsible for the overpayments claimed by CMS as described in Note 3. The claimed overpayments at issue occurred several years prior to the Company’s purchase of the facility and the defendants are prior owners of the facility. In February 2009, the case was dismissed against SMSA, and dismissed without prejudice against Lyric Health Care Holdings, Inc., and Lyric Health Care LLC, (Together, “Lyric”). The Company intends to file a motion asking the court to alter, amend or reconsider its ruling against SMSA and depending on the outcome of that ruling, the Company may appeal the court’s decision. The Company may also pursue its claims against Lyric in a new action in another appropriate court and will defend itself against this claimed overpayment. The outcome of this matter cannot be predicted, and the Company has recorded a liability equal to its estimate of its potential ultimate exposure for this CMS assessment and defense costs.
In January 2009, a purported class action complaint was filed in the Circuit Court of Garland County, Arkansas against the Company and certain of its subsidiaries and Garland Nursing & Rehabilitation Center (the “Facility”). The complaint alleges that the defendants breached their statutory and contractual obligations to the residents of the Facility over the past five years. The Company removed this lawsuit to the United States District Court for the Western District of Arkansas, case number 09-6008. The lawsuit is in its very early stages and has not yet been certified by the court as a class action. The Company cannot predict whether the action will remain in federal court, but it believes that the complaint is without merit and intends to defend the lawsuit vigorously.
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
Reimbursement
Certain per person annual Medicare Part B reimbursement limits on therapy services became effective January 1, 2006. Subject to certain exceptions, the current limits impose a $1,810 per patient annual ceiling on physical and speech therapy services, and a separate $1,810 per patient annual ceiling on occupational therapy services. CMS established an exception process to permit therapy services in certain situations, and the majority of services provided by the Company are reimbursed under the exceptions. In July 2008, Congress passed the Medicare Improvements for Patients and Providers Act of 2008, which extends the exceptions process through December 31, 2009. If the exception process is discontinued after December 31, 2009, it is expected that the reimbursement limitations will reduce therapy revenues and negatively impact the Company’s operating results and cash flows.
In December 2006, Congress passed the Tax Relief and Health Care Act of 2006 (TRHCA). The TRHCA reduces the maximum federal matching under Medicare provider assessments to 5.5% of aggregate

Medicaid outlays. This reduction in funding became effective for fiscal years beginning after January 1, 2008. This change has not had a material impact on the Company’s results of operations.
Reduction in health care spending has become a national priority in the United States, and the field of health care regulation and reimbursement is a rapidly evolving one. CMS, after initially issuing a draft regulation that would have reduced Medicare payments to skilled nursing facilities by approximately 0.3% effective October 1, 2008, ultimately issued a final rule, providing for a 3.4% market basket increase. The 3.4% market basket increase was effective October 1, 2008. The actual amount of the market basket increase is based on several factors and varies for each individual center. It is estimated that the market basket adjustment will result in an average increase of approximately 3.5% for the Company’s facilities as a group, increasing the Company’s revenue by approximately $200,000 per month, based on current occupancy levels.
As a result of current economic conditions, several states in which the Company operates face budget shortfalls, which could result in reductions in Medicaid funding for nursing facilities. The federal government has recently made an effort to address the financial challenges state Medicaid programs are facing by increasing the amount of Medicaid funding available to states. On February 17, 2009, the “American Recovery and Reinvestment Act of 2009,” (“ARRA”) was enacted. Among other provisions, the ARRA provides $87 billion for a temporary, 27 month, period to assist states in maintaining and expanding Medicaid enrollment. Under ARRA, each state will receive an increase in federal Medicaid match funding, which may be used by the states to mitigate rate freezes or rate cuts. At this point it is unclear how much of an impact ARRA will have on Medicaid payments in the states in which the Company operates as the decisions on the allocation of funding in these states have not been finalized, and the potential impact to the Company is unknown.
The Company is unable to predict what, if any reform proposals or reimbursement limitations will be implemented in the future, or the effect such changes would have on its operations. For the year ended December 31, 2008, the Company derived 31.5% and 53.3% of its total patient and resident revenues related to continuing operations from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on its profitability.
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

13. QUARTERLY FINANCIAL INFORMATION (Unaudited)
Selected quarterly financial information for each of the quarters in the years ended December 31, 2008 and 2007 is as follows:

	Quarter
2008	First	Second	Third	Fourth

Net revenues	$71,466,000	$70,845,000	$72,206,000	$74,280,000

Professional liability expense (benefit)(1)	(1,043,000)	1,401,000	278,000	1,022,000

Net income from continuing operations	3,101,000	709,000	674,000	1,286,000

Income (loss) from discontinued operations	(12,000)	(19,000)	(4,000)	—

Net income for common stock	$3,003,000	$604,000	$584,000	$1,200,000

Basic net income per common share:
Net income from continuing operations	$0.52	$0.11	$0.10	$0.21
Income (loss) from discontinued operations	—	—	—	—

Net income per common share	$0.52	$0.11	$0.10	$0.21

Diluted net income per common share:
Net income from continuing operations	$0.50	$0.11	$0.10	$0.21
Income (loss) from discontinued operations	—	(0.01)	—	—

Net income per common share	$0.50	$0.10	$0.10	$0.21

(1)	The Company’s quarterly results are significantly affected by the amounts recorded for professional liability expense, as discussed further in Note 12. The amount of expense (benefit) recorded for professional liability in each quarter of 2008 is set forth in the table above.

	Quarter
2007	First	Second	Third	Fourth

Net revenues	$54,592,000	$55,381,000	$63,884,000	$71,204,000

Professional liability expense (benefit)(1)	423,000	(3,378,000)	(6,000)	1,298,000

Net income from continuing operations	1,380,000	4,261,000	2,021,000	1,824,000

Income (loss) from discontinued operations	(19,000)	(17,000)	(72,000)	9,000

Net income for common stock	$1,275,000	$4,158,000	$1,863,000	$1,747,000

Basic net income per common share:
Net income from continuing operations	$0.22	$0.71	$0.33	$0.30
Loss from discontinued operations	—	—	(0.01)	—

Net income per common share	$0.22	$0.71	$0.32	$0.30

Diluted net income per common share:
Net income from continuing operations	$0.21	$0.68	$0.32	$0.28
Income (loss) from discontinued operations	—	—	(0.02)	0.01

Net income per common share	$0.21	$0.68	$0.30	$0.29

(1)	The Company’s quarterly results are significantly affected by the amounts recorded for professional liability expense, as discussed further in Note 12. The amount of expense (benefit) recorded for professional liability in each quarter of 2007 is set forth in the table above.

Exhibit
Number	Description of Exhibits

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-76150 on Form S-1).

3.2	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.5 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 33-76150 on Form S-1).

3.4	Amendment to Certificate of Incorporation dated March 23, 1995 (incorporated by reference to Exhibit A of Exhibit 1 to the Company’s Form 8-A filed March 30, 1995).

3.5	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.4 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company’s Registration Statement No. 33-76150 on Form S-1).

4.2	Rights Agreement dated March 13, 1995, between the Company and Third National Bank in Nashville (incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K dated March 13, 1995).

4.3	Summary of Shareholder Rights Plan adopted March 13, 1995 (incorporated by reference to Exhibit B of Exhibit 1 to Form 8-A filed March 30, 1995).

4.4	Rights Agreement of Advocat Inc. dated March 23, 1995 (incorporated by reference to Exhibit 1 to Form 8-A filed March 30, 1995).

4.5	Amended and Restated Rights Agreement dated as of December 7, 1998 (incorporated by reference to Exhibit 1 to Form 8-A/A filed December 7, 1998).

*10.1	1994 Incentive and Non-Qualified Stock Plan for Key Personnel (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement No. 33-76150 on Form S-1).

*10.2	1994 Non-Qualified Stock Option Plan for Directors (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement No. 33-76150 on Form S-1).

Exhibit
Number	Description of Exhibits

*10.3	Master Agreement and Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement No. 33-76150 on Form S-1).

10.4	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement No. 33-76150 on Form S-1).

10.5	Advocat Inc. Guaranty in favor of Omega Healthcare Investors, Inc. dated May 10, 1994 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

*10.6	Amendment to 1994 Incentive and Non-Qualified Stock Plan for Key Personnel (incorporated by reference to Exhibit A to the Company’s Schedule 14A filed March 31, 1997).

*10.7	Amendment to 1994 Non-Qualified Stock Option Plan for Directors (incorporated by reference to Exhibit A to the Company’s Schedule 14A filed April 19, 1996).

*10.8	Amendment No. 3 Advocat Inc. 1994 Incentive and Nonqualified Stock Option Plan For Key Personnel (incorporated by reference to Exhibit A to the Company’s Schedule 14A filed April 3, 1998).

10.9	Settlement and Restructuring Agreement dated as of October 1, 2000 among Registrant, Diversicare Leasing Corp., Sterling Health Care Management, Inc., Diversicare Management Services Co., Advocat Finance, Inc., Omega Healthcare Investors, Inc. and Sterling Acquisition Corp. (incorporated by reference to Exhibit 10.83 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.10	Consolidated Amended and Restated Master Lease dated November 8, 2000, effective October 1, 2000, between Sterling Acquisition Corp. (as Lessor) and Diversicare Leasing Corp. (as Lessee) (incorporated by reference to Exhibit 10.84 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.11	Management Agreement effective October 1, 2000, between Diversicare Leasing Corp. and Diversicare Management Services Co. (incorporated by reference to Exhibit 10.85 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.12	Amended and Restated Security Agreement dated as of November 8, 2000 between Diversicare Leasing Corp and Sterling Acquisition Corp. (incorporated by reference to Exhibit 10.86 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

Exhibit
Number	Description of Exhibits

10.13	Security Agreement dated as of November 8, 2000 between Sterling Health Care Management, Inc. and Sterling Acquisition Corp. (incorporated by reference to Exhibit 10.87 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.14	Guaranty given as of November 8, 2000 by Registrant, Advocat Finance, Inc., Diversicare Management Services Co., in favor of Sterling Acquisition Corp. (incorporated by reference to Exhibit 10.88 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.15	Reaffirmation of Obligations (Florida Managed Facilities) by Registrant and Diversicare Management Services Co. to and for the benefit of Omega Healthcare Investors (incorporated by reference to Exhibit 10.89 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.16	Revenue Sharing Agreement as of the 30 day of September, 2001, by and among Advocat Inc., Diversicare Leasing Corp., Omega Healthcare Investors, Inc. and OHI Sunshine, Inc. (incorporated by reference to Exhibit 10.125 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.17	First Amendment to Consolidated Amended and Restated Master lease dated September 30, 2001 by and between Sterling Acquisition Corp and Diversicare Leasing Corporation. (incorporated by reference to Exhibit 10.126 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.18	Purchase and Sale Agreement dated as of the 25th day of July, 2002 by and between Diversicare Leasing Corp. and Sterling Healthcare, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

*10.19	Amended and Restated Employment Agreement dated as of March 28, 2003, by and among Advocat Inc., a Delaware corporation, and William R. Council, III (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.20	Share Purchase Agreement dated as of August 25, 2003 by and between Diversicare Leasing Corp., a Tennessee corporation, Advocat Inc., a Delaware corporation, Diversicare Canada Management Services Co., Inc., an Ontario corporation, and DCMS Holdings Inc., an Ontario corporation (incorporated by reference to Annex A to the Company’s Proxy Statement filed October 6, 2003).

10.21	Lease Termination Agreement dated as of May 29, 2003, by and among (i) Diversicare Assisted Living Services, Inc., a Tennessee corporation, and Advocat Inc., a Delaware corporation, and (ii) 570 Center Street, LLC, a South Carolina limited liability company, and Albert M. Lynch, an individual (incorporated by

Exhibit
Number	Description of Exhibits

reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.22	Master Lease Agreement dated as of May 1, 2003 by and between Emerald-Cedar Hills, Inc. Emerald-Golfview, Inc., Emerald-Southern Pines, Inc. and Emerald-Golfcrest, Inc. and Senior Care Florida Leasing, LLC(incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.23	Security Agreement as of April 1, 2003 by and between Senior Care Florida Leasing, LLC, a Delaware limited liability company, Senior Care Golfview, LLC, a Delaware limited liability company, Senior Care Golfcrest, LLC, a Delaware limited liability company, Senior Care Southern Pines, LLC, a Delaware limited liability company, Senior Care Cedar Hills, LLC, a Delaware limited liability company and Omega Healthcare Investors, Inc., a Maryland corporation (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.24	First Amendment to Share Purchase Agreement dated as of February 17, 2004, among Diversicare Leasing Corp., a corporation incorporated under the laws of Tennessee, and Advocat Inc., a corporation incorporated under the laws of Delaware, and Diversicare Canada Management Services Co., Inc., a corporation incorporated under the laws of Ontario, and DCMS Holdings Inc., a corporation incorporated under the laws of Ontario (incorporated by reference to Exhibit 10.142 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.25	Purchase and Sale Agreement dated as of 4th day of November, 2004, by and between McKesson Medical-Surgical Minnesota Supply Inc. a Minnesota corporation, Advocat Distribution Services, Inc., a Tennessee corporation and Diversicare Management Services, Inc. (incorporated by reference to Exhibit 10.121 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.26	Purchase and Sale Agreement made and entered into as of the 14th day of November, 2003 with Addendum dated as of October 14, 2004 by and between Diversicare Assisted Living Services NC II, LLC, a Delaware limited liability company, and Margaret Sutton (incorporated by reference to Exhibit 10.122 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.27	Purchase Agreement made and entered into as of the 14th day of January, 2005, by and between (i) Diversicare Leasing Corp., a Tennessee corporation, and (ii) Salt Creek Holding Company, Inc., a Texas corporation, and Goliad Manor, Inc., a Texas corporation (incorporated by reference to Exhibit 10.123 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

Exhibit
Number	Description of Exhibits

10.28	Purchase Agreement made and entered into as of the 14th day of January, 2005, by and between (i) Diversicare Leasing Corp., a Tennessee corporation and (ii) Devil’s Run Holding Company, Inc., a Texas corporation and Refugio Nursing and Rehabilitation Center, Inc., a Texas corporation. (incorporated by reference to Exhibit 10.124 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.29	Second Amendment to Consolidated Amended and Restated Master Lease dated as of June 15, 2005 by and between Sterling Acquisition Corp. and Diversicare Leasing Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.30	Purchase and Sale Agreement dated July 5, 2005 by and between Osborne F. Wilson Development Corp., Inc. and a subsidiary of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.31	Asset Purchase Agreement dated as of November 28, 2005, by and among Diversicare Assisted Living Services NC I, LLC, a Delaware limited liability company, Diversicare Assisted Living Services NC II, LLC, a Delaware limited liability company, and Agemark Acquisition, LLC, a North Carolina limited liability company. (incorporated by reference to Exhibit 10.146 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.32	First Amendment to Amended and Restated Master Lease Agreement dated as of December 31, 2005 by and between Florida Lessor-Emerald, Inc. and Senior Care Florida Leasing, LLC. (incorporated by reference to Exhibit 10.147 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.33	First Amendment to Master Lease Agreement dated as of December 31, 2005 by and between Emerald-Cedar Hills, Inc., Emerald-Golfview, Inc., Emerald-Southern Pines, Inc. and Emerald-Golfcrest, Inc. and Senior Care Florida Leasing, LLC. (incorporated by reference to Exhibit 10.148 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

*10.36	Amended and Restated Employment Agreement dated as of March 31, 2006, by and among Advocat Inc., a Delaware corporation, and William R. Council, III (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006).

*10.37	Employment Agreement dated as of March 31, 2006, by and among Advocat Inc., a Delaware corporation, and Raymond L. Tyler. (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006).

Exhibit
Number	Description of Exhibits

*10.38	Employment Agreement dated as of March 31, 2006, by and among Advocat Inc., a Delaware corporation, and L. Glynn Riddle. (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006).

10.39	First Amendment to Asset Purchase Agreement dated as of March 29, 2006, by and among Diversicare Assisted Living Services NC I, LLC, a Delaware limited liability company, Diversicare Assisted Living Services NC II, LLC, a Delaware limited liability company, and Agemark Acquisition, LLC, a North Carolina limited liability company (incorporated by reference to Exhibit 10.20 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006).

10.40	Second amendment to Asset Purchase Agreement effective as of April 14, 2006, by and among Diversicare Assisted Living Services NC I, LLC, a Delaware limited liability company, Diversicare Assisted Living Services NC II, LLC, a Delaware limited liability company, and Agemark Acquisition, LLC, a North Carolina limited liability company. (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006).

10.41	Loan Agreement dated as of the 7th day of August, 2006, by and between certain subsidiaries of the Registrant and Capmark Finance Inc., formerly known as GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006).

10.42	Promissory Note dated August 7, 2006 in the amount of $22,500,000 issued by certain subsidiaries of the Registrant to Capmark Finance Inc. (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006).

10.43	Payment and Performance Guaranty Agreement effective as of the 7th day of August, 2006, by Advocat Inc., for the benefit of Capmark Finance Inc., formerly known as GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006).

10.44	Restructuring Stock Issuance and Subscription Agreement dated as of October 20, 2006 between Advocat Inc. and Omega Healthcare Investors, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed October 24, 2006).

10.45	Third Amendment to Consolidated Amended and Restated Master Lease executed as of October 20, 2006, to be effective as of October 1, 2006 by and between Sterling Acquisition Corp. and Diversicare Leasing Corporation (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed October 24, 2006).

Exhibit
Number	Description of Exhibits

10.46	Subordinated Promissory Note in the amount of $2,533,614.53 issued to Omega HealthCare Investors Inc. dated as of October 1, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed October 24, 2006).

10.47	Fourth Amendment to Consolidated Amended and Restated Master Lease executed and delivered as of April 1, 2007 by and between Sterling Acquisition Corp., a Kentucky corporation, and Diversicare Leasing Corp., a Tennessee corporation (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2007).

10.48	Operations Transfer Agreement effective as of July 20, 2007, by and among certain subsidiaries of the Company, and Senior Management Services of America North Texas, Inc., a Texas corporation, Senior Management Services of Estates at Fort Worth, Inc., a Texas corporation, Senior Management Services of Doctors at Dallas, Inc., a Texas corporation, Senior Management Services of Humble, Inc., a Texas corporation, Senior Management Services of Katy, Inc., a Texas corporation, Senior Management Services of Treemont, Inc., a Texas corporation, Senior Management Services of Heritage Oaks at Ballinger, Inc., a Texas corporation, and Senior Management Services of Normandy at San Antonio, Inc., a Texas corporation (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007).

10.49	Loan and Security Agreement made as of August 10, 2007, between Diversicare Leasing Corp., a Tennessee corporation, and Bridge Associates LLC, as trustee for the SMSA Creditors’ Trust, a Texas trust. (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007).

10.50	Loan and Security Agreement dated as of August 10, 2007, is by and among the Company and certain subsidiaries and LaSalle Bank National Association, a national banking association (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007).

10.51	Guaranty dated as of August 10, 2007, by Advocat Inc., a Delaware corporation to and for the benefit of LaSalle Bank National Association, a national banking association (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007).

10.52	Revolving Credit Note dated August 10, 2007 in the principal amount of $21,000,000.00 from the Company and certain subsidiaries to LaSalle Bank National Association, a national banking association (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007).

10.53	Term Loan Note dated August 10, 2007 in the principal amount of $16,500,000.00 from the Company and certain subsidiaries to LaSalle Bank National Association, a

Exhibit
Number	Description of Exhibits

national banking association (incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007).

10.54	Fifth Amendment to Consolidated Amended and Restated Master Lease dated as of August 10, 2007 by and between Sterling Acquisition Corp., a Kentucky corporation and Diversicare Leasing Corp., a Tennessee corporation (incorporated by reference to Exhibit 10.7 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007).

10.55	First Amendment to Loan Agreement dated as of December 18, 2007, by and among the Company and certain subsidiaries and LaSalle Bank National Association, a national banking association (incorporated by reference to Exhibit 10.56 to the Company’s annual report on Form 10-K for the year ended December 31, 2007).

10.56	Sixth Amendment to Consolidated Amended and Restated Master Lease dated as of March 14, 2008 by and between Sterling Acquisition Corp., a Kentucky corporation and Diversicare Leasing Corp., a Tennessee corporation (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2008).

10.57	Second Amendment to Loan Agreement and Joinder dated as of March 14, 2008 by and among Diversicare Paris, LLC, a Delaware limited liability company and certain subsidiaries and LaSalle Bank National Association, a national banking association (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2008).

10.58	Second Amendment to Amended and Restated Rights Agreement dated as of August 15, 2008 between the Company and Computershare Trust Company, N.A., a federally chartered trust company, as successor to SunTrust Bank (incorporated by reference to Exhibit 3 to Form 8-A/A filed August 19, 2008).

10.59	Seventh Amendment to Consolidated Amended and Restated Master Lease dated as of October 24, 2008 by and between Sterling Acquisition Corp., a Kentucky corporation and Diversicare Leasing Corp., a Tennessee corporation (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008).

10.60	Third Amendment to Loan Agreement dated as of December 12, 2008, by and among the Company and certain subsidiaries and Bank of America, N.A., a national banking association, as successor by merger to LaSalle Bank National Association.

10.61	First Amendment effective December 23, 2008, to Loan Agreement dated as of the 7th day of August, 2006, by and between certain subsidiaries of the Company and Capmark Finance Inc., formerly known as GMAC Commercial Mortgage Corporation.

*10.62	Amendment No. 4 to the 1994 Incentive and Nonqualified Stock Option Plan for Key Personnel.

*10.63	First Amendment to the Advocat Inc. 2005 Long-Term Incentive Plan.

21	Subsidiaries of the Registrant.

Exhibit
Number	Description of Exhibits

23.1	Consent of BDO Seidman.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

*	Indicates management contract or compensatory plan or arrangement.

ADVOCAT INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
OF CONTINUING OPERATIONS
(in thousands)

Column A	Column B	Column C			Column D	Column E
	Balance	Additions			Deductions
	at	Charged				Balance
	Beginning	to	Charged		(Write-offs)	at
	of	Costs and	to Other		net of	End of
Description	Period	Expenses	Accounts	Other	Recoveries	Period

Year ended December 31, 2008:
Allowance for doubtful accounts	$2,158	$2,343	$—	$—	$(1,222)	$3,279

Year ended December 31, 2007:
Allowance for doubtful accounts	$2,122	$1,089	$23	$—	$(1,076)	$2,158

Year ended December 31, 2006:
Allowance for doubtful accounts	$1,722	$1,610	$4	$—	$(1,214)	$2,122

S-1

ADVOCAT INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Column A	Column B	Column C					Column D		Column E
		Additions					Deductions
	Balance at	Charged							Balance
	Beginning	to		Charged					at
	of	Costs and		to Other					End of
Description	Period	Expenses		Accounts(2)	Other		Payments		Period

Year ended December 31, 2008:
Professional Liability Reserve	$20,675	$1,038		$—		$—	$(6,754	) (3)	$14,959
Workers Compensation Reserve	$362	$933		$—	$		$(803)		$492
Health Insurance Reserve	$1,138	$8,232		$	$		$(8,140)		$1,230

Year ended December 31, 2007:
Professional Liability Reserve	$25,717	$(2,278	) (1)	$12		$—	$(2,776	) (3)	$20,675
Workers Compensation Reserve	$474	$12		$—		$—	$(124)		$362
Health Insurance Reserve	$932	$6,705		$15		$—	$(6,514)		$1,138

Year ended December 31, 2006:
Professional Liability Reserve	$34,527	$(5,962	)(1)	$513		$—	$(3,361	) (3)	$25,717
Workers Compensation Reserve	$560	$(3)		$—		$—	$(83)		$474
Health Insurance Reserve	$963	$5,591		$61		$—	$(5,683)		$932

(1)	Amounts charged to costs and expenses are negative during these years as a result of downward revisions in previous estimates of the Company’s anticipated professional liability costs.

(2)	As discussed in Note 7 of the Consolidated Financial Statements, the Company has presented the results of certain divestiture and lease termination transactions as discontinued operations. The amounts charged to Other Accounts represent the amounts charged to discontinued operations.

(3)	Payments include amounts paid for claims settled during the period as well as payments made under promissory notes and other structured arrangements for claims settled in earlier periods.

S-2