Form 10-K/A
period 2008-12-31
ADVOCAT INC
filed 2009-04-30
CIK 919956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of Common Stock held by non-affiliates on June 30, 2008 (based on the closing price of such shares on the NASDAQ Capital Market) was approximately $39,764,000. For purposes of the foregoing calculation only, all directors, named executive officers and persons known to the registrant to be holders of 5% or more of the registrant’s Common Stock have been deemed affiliates of the registrant.
On February 27, 2009, 5,670,987 shares of the registrant’s $0.01 par value Common Stock were outstanding.

EXPLANATORY STATEMENT
               This Form 10-K/A is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and originally filed on March 10, 2009, for the purpose of adding information under Items 10, 11, 12, 13 and 14 of Part III previously incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A for our 2009 annual meeting of shareholders. The filing of our definitive proxy statement has been delayed as a result of the review of our preliminary proxy materials by the Securities and Exchange Commission. Except as described above, this amendment does not update or modify in any way the disclosures in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and does not reflect events subsequent to the date of its filing.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The following is information regarding the Company’s directors. All ages are as of April 30, 2009
Information about Class 3 Directors — Current Term Ending 2009

Name of Nominees	Age	Director Since	Principal Occupation Last Five Years

William R. Council, III	47	October 2002
Member of the Board of Directors of the Company since 2002; President and Chief Executive Officer from March 2003 to present; Interim Chief Executive Officer from October 2002 to March 2003; Executive Vice President, Chief Financial Officer and Secretary of the

Company from March 2001 to December 2002. Mr. Council is a Certified Public Accountant.

Richard M. Brame	55	December 2002
Member of the Board of Directors of the Company since December 2002; Chief Financial Officer of Covington Senior Living, LLC, Atlanta, GA. President of Regency Health Management, LLC from July 1999 to March 2008; President of Regency Healthcare, LLC from 2006 to March 2008; President of Ooltewah Investments, Inc. from 1992 to 2006. President of the General Partner of San Angelo Nursing Center, LP from October 2001 to March 2005.

Information About Class 1 Directors - Current Term Ending 2010

Name of Directors	Age	Director Since	Principal Occupation Last Five Years

William C. O’Neil, Jr.	74	Inception
Member of the Board of Directors of the Company since 1994; Private Investor; director of Healthways, Inc., a specialty health care service company; director of American HomePatient, Inc., a provider of home health care products and services.

Robert Z. Hensley	51	July 2005
Member of the Board of Directors of the Company since July 2005; director, Capella Healthcare Inc. from January 2009 to present; Senior Advisor to Alvarez & Marsal Transaction Advisory Group from June 2008 to present; A Founder of Life’s A Beach Publications LLC, a private publishing company, from 2003 to present; Managing member and principal owner of two real estate and rental property development companies from 2001 to present; Currently a director of HealthSpring, Inc., Spheris, Inc. and Comsys IT Partners, Inc.; Audit Partner at Ernst & Young, LLP from July 2002 to September 2003; Audit Partner at Arthur Andersen, LLP from 1990 to 2002; Managing Partner at Arthur Andersen, LLP from 1997 to 2002. Mr. Hensley holds a Master of Accountancy degree, a BS in Accounting and is a Certified Public Accountant.

Information About Class 2 Directors - Current Term Ending 2011

Name of Director	Age	Director Since	Principal Occupation Last Five Years

Wallace E. Olson	62	March 2002
Chairman of the Board of Directors of the Company from October 2002 to present; Member of the Board of Directors of the Company since March 2002. He has been a private investor, managing his personal finances, since May 1996.

Chad A. McCurdy	40	March 2008
Member of the Board of Directors of the Company since March 2008; Managing Partner of Marlin Capital Partners, LLC from 2004 to present; Broker with First Dallas Securities from 2003 through 2004. Mr. McCurdy is a graduate of Southern Methodist University, Cox School of Business.

Executive Officers
The following table sets forth certain information concerning the executive officers of the Company as of March 31, 2009:

Name of Officer	Age	Officer Since	Position with the Company

William R. Council, III	47	March 5, 2001
President and Chief Executive Officer from March 2003 to present; Interim Chief Executive Officer from October 2002 to March 2003; Executive Vice President, Chief Financial Officer and Secretary of the Company from March 5, 2001 to December 2002. Mr. Council is a Certified Public Accountant.

Raymond L. Tyler, Jr.	58	October 18, 2002
Senior Vice President of Nursing Home Operations of the Company from March 2009 to present; Executive Vice President and Chief Operating Officer of the Company from December 2003 to March 2009; Senior Vice President of Operations of the Company from October 2002 to December 2003; Vice President of Operations of the Company from January 2001 to October 2002.

L. Glynn Riddle, Jr.	49	December 9, 2002	Executive Vice President, Chief Financial Officer and Secretary of the Company since December 2002. Mr. Riddle is a Certified Public Accountant.

Section 16(a) Beneficial Ownership Reporting Compliance
          Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than 10% of the registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Such executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. The SEC requires public companies to disclose whether persons required to make such filings missed or made late filings. Based on a review of forms filed by its reporting persons during the last fiscal year, the Company believes that they complied with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.
Code of Ethics
          The Company has a code of ethics for our executive officers. A copy of the code of ethics can be found on the Company’s website at www.irinfo.com/AVC.
Audit Committee
          The Company has a separately designated standing audit committee that is established in accordance with Section 3(a)(58)(A) of the Exchange Act. The audit committee supervises matters relating to the audit function, reviews the Company’s quarterly reports, and reviews and approves the annual report of the Company’s independent registered public accounting firm. The audit committee also has oversight with respect to the Company’s financial reporting, including the annual and other reports to the Securities and Exchange Commission and the annual report to the shareholders. The audit committee is composed of Mr. O’Neil as chairman, Mr. Brame, Mr. Hensley and Mr. McCurdy. The Board of Directors in its business judgment, has determined that all members of the audit committee are independent directors, qualified to serve on the audit committee pursuant to Rule 4200(a)(15) under NASDAQ’s Rule 4350(d)(2)(A) regarding heightened independence standards for audit committee members. The Board has determined that Mr. Hensley qualifies as an “audit committee financial expert” as described in Regulation S-K Item 407(d). There were four meetings of the audit committee during 2008. The audit committee has adopted a written charter, a copy of which is posted on our web site at www.irinfo.com/AVC.
ITEM 11. EXECUTIVE COMPENSATION
Executive Compensation
          The following section describes the compensation that the Company pays its chief executive officer, chief operating officer and chief financial officer at December 31, 2008 or during the 2008 fiscal year (collectively, the “Named Executive Officers”).
Compensation Discussion and Analysis
          Decisions on compensation of our senior executives are made by the compensation committee of our Board of Directors. The compensation committee consists of Mr. Brame, Mr. Olson and Mr. O’Neil. The Board of Directors has determined that each member of the compensation committee is an independent director. It is the responsibility of the compensation committee to assure the Board that the executive compensation programs are reasonable and appropriate, meet their stated purpose and effectively serve our needs and the needs of our shareholders.
          We believe that the executive compensation program should align the interests of shareholders and executives. Our primary objective is to provide high quality patient care while maximizing shareholder value. The compensation committee seeks to forge a strong link between our strategic business goals and our compensation goals. We believe our executive compensation program is consistent with this overall philosophy for all management levels. We believe that the more employees are aligned with our strategic objectives, the greater our success on both a short-term and long-term basis.
          Our executive compensation program has been designed to support the overall strategy and objective of creating shareholder value by:
•	Performance based. Emphasizing pay for performance by having a significant portion of executive compensation “at risk.”

•	Retention. Providing compensation opportunities that attract and retain talented and committed executives on a long-term basis.

•	Balance. Appropriately balancing the Company’s short-term and long-term business, financial and strategic goals.
          In connection with this overall strategy, we also strive to give assurance of fair treatment and financial protection so that an executive will be able to identify and consider transactions that would be beneficial to the long term interests of shareholders but which might have a negative impact on the executive, without undue concern for his personal circumstances. A further consideration is to safeguard the business of the Company, including protection from competition and other adverse activities by the executive during and after employment.
          The Company’s strategic goals are:
•	Profitability. To maximize financial returns to its shareholders, in the context of providing high quality service.

•	Quality. To achieve leadership in the provision of relevant and high quality health services.

•	Stability. To be a desirable employer and a responsible corporate citizen.
          In order to accomplish our objectives, the compensation committee strives to design its executive compensation in a way that when the Company meets or exceeds its annual operating goals, the annual executive pay targets (i.e., base salary plus incentive) are competitive with the compensation of similar U.S. public health care companies having similar revenues.
          Compensation Consultant
          The compensation committee has engaged Compensation Strategies, Inc. to help the compensation committee with its compensation program design, review senior executive compensation, prepare comprehensive competitive compensation analyses for our Named Executive Officers, and make suggestions regarding the components of compensation, amounts allocated to those components, and the total compensation opportunities for the CEO and the other Named Executive Officers. Compensation Strategies also provided the compensation committee with information on executive compensation trends and best practices and advice for potential improvements to the executive compensation program. In addition, Compensation Strategies advised the committee on the design of the compensation program for non-employee directors. In 2008 and 2006, Compensation Strategies performed services for the Company and was paid approximately $26,000 and $28,500, respectively, for such services. We did not use Compensation Strategies services in 2007.
          In its analysis of Advocat’s compensation, Compensation Strategies considered a peer group of similarly sized companies in the long term health industry. The companies that Compensation Strategies used as it peer group included:

Almost Family, Inc.	Healthways, Inc.
Amedisys, Inc.	LCA-Vision Inc.
Amsurg Corp.	LHC Group, Inc.
Assisted Living Concepts, Inc.	National HealthCare Corporation
Capital Senior Living Corporation	Odyssey HealthCare Inc.
Continucare Corporation	RehabCare Group, Inc.
Emeritus Corporation	Skilled Healthcare Group, Inc.
Ensign Group, Inc.	U.S. Physical Therapy, Inc.
Hanger Orthopedic Group, Inc.
          Elements of Our Compensation Program for Named Executive Officers
          As a result, we have generally established the following elements of compensation for our Named Executive Officers:
Base Salary.
          We pay base salaries to our Named Executive Officers which are intended to be at or near the market median for base salaries of similar companies. These amounts are evaluated annually. We believe that such base salaries are necessary to attract and retain executive talent. In evaluating appropriate pay levels and salary increases for our Named Executive Officers, the compensation committee considers achievement of our strategic goals, level of responsibility, individual performance, internal equity and external pay practices. Regarding external pay practices, the compensation committee reviews compensation practices of the peer companies, as determined from information gathered by our compensation consultants. As a result of general business and economic conditions, effective January 1, 2009 we instituted a wage freeze for all of our senior management employees. This wage freeze will be reevaluated as business and economic conditions improve. The base salaries of our Named Executive Officers during 2008 were as follows:

Name	Position	2008 Salary
William R. Council, III	Chief Executive Officer	$442,000
Raymond L. Tyler, Jr.	Chief Operating Officer	$308,000
L. Glynn Riddle, Jr.	Chief Financial Officer	$229,000
Annual Incentives.
          Annual incentive (bonus) awards are designed to focus management attention on key operational goals for the current fiscal year. Our Named Executive Officers may earn a bonus that is partially dependent upon achievement of their specific operational and financial goals, as well as quality of care targets. For 2008, the potential annual cash bonus for our Named Executive Officers was subject to the following targets:

Position	Bonus Target
Chief Executive Officer	50% of base salary
Chief Operating Officer	40% of base salary
Chief Financial Officer	35% of base salary
          As described in more detail below, the bonus target is based on achieving 100% of budget on the net operating income category. Therefore, if the Company achieves over 100% of budget in this category, the bonus percentage could be higher than the bonus target disclosed above.
          The bonus amount is made up of the following categories:

Net Operating Income	70%
Discretionary/quality measures/individual performance	30%

Total	100%
     Net Operating Income. For 2008, 70% of the available bonus percentage for each executive was tied to Company profitability. This metric was measured using budgeted operating income/loss, adjusted for the non-cash impact of professional liability expense. In addition, the compensation committee had the discretion to make other adjustments for unusual/unbudgeted items. The portion of the bonus under Net Operating Income was adjusted based on performance as follows:
•	80% or less of budget, executive earns 0% of the target bonus for this category;

•	81% to 100% of budget, executive earns 5% of the target bonus for this category for each 1% of budget achieved over 80%;

•	101% to 125% of budget, 15% of the incremental earned net operating income is placed into a pool to be shared among the participants. Sharing of the pool may be discretionary and/or pro rata.

•	Above 125% - additional amounts may be awarded at the discretion of the Board of Directors.
Discretionary: 30% of the bonus was based on subjective matters of performance at the discretion of the Board, including quality of care measures.
     For 2008, the actual operating income was less than 80% of the budgeted operating income, and the executives did not receive any bonus based on net operating income and were only eligible for the discretionary portion of the target bonus. As a result, the Named Executive Officers were paid a bonus less than the target bonus amount. Based on the elements of the annual bonuses, the compensation committee approved the following total bonuses for each of the Named Executive Officers for 2008:

			Percent of
Name	Position	2008 Bonus	Base Salary
William R. Council, III	Chief Executive Officer	$53,000	12.0%
Raymond L. Tyler, Jr.	Chief Operating Officer	$20,000	6.5%
L. Glynn Riddle, Jr.	Chief Financial Officer	$25,000	10.9%
Long-Term Incentives.
          Our long-term incentive compensation program consists of nonqualified stock options and SOSARs, which are related to improvement in long-term shareholder value. Stock option and SOSAR grants provide an incentive that focuses the executive’s attention on managing the Company from the perspective of an owner with an equity stake in the business. These grants also focus operating decisions on long-term results that benefit us and long-term shareholders.
          The option grants to executive officers offer the right to purchase shares of common stock at their fair market value on the date of the grant. These options will have value only if the Company’s stock price increases. The number of shares covered by each grant is intended to reflect the executive’s level of responsibility and past and anticipated contributions to the Company. The Company sought shareholder approval of an increase in the number of shares available under its Key Personnel Plan at its 2001 annual meeting. The shareholders did not approve the amendment. In accordance with its terms, the Key Personnel Plan expired in May 2004. Accordingly, no further grants can be made under that plan.
          At our 2006 annual meeting, the compensation committee approved and recommended that the shareholders adopt the Advocat Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”), which was approved by our shareholders. The compensation committee believes that the 2005 Plan will enable the compensation committee to again grant long-term incentives to the employees of the Company as described above.

          The purposes of the 2005 Plan are to (i) attract and retain current and prospective employees and other service providers; (ii) motivate such persons, by means of appropriate incentives, to achieve long range goals; (iii) provide incentive compensation opportunities that are competitive with those of other similar companies; and (iv) further align the interests of such persons with those of the Company’s shareholders by offering compensation that is based on the Company’s common stock and/or contingent on attaining certain performance goals and thereby promoting the long-term financial interest of the Company, including the growth in value of the Company’s equity and enhancement of long-term shareholder return.
          The compensation committee has approved the use of SOSARs instead of non-qualified stock options. SOSARs are stock appreciation rights that are settled in shares of Company stock. The SOSARs have a base value equal to the closing price of the stock on the date of grant and vest one-third on each of the 1st, 2nd and 3rd anniversaries of the date of grant. Since the value of the SOSAR to the recipient is dependent on the increase in the value of the underlying stock, an award of this nature is also aligned with the interests of the shareholders. Generally, the grant of stock options or SOSARs is recommended to the compensation committee by the Chief Executive Officer excluding grants to himself. The compensation committee considers the recommendations along with a review of the group of individuals recommended. While we do not currently have written policies for the issuance of stock options, we have never relied upon either the release of material information or the non-release of material information when issuing the grants. Generally, SOSAR or option grants have been made at least three business days after the earnings release for the previous fiscal year.
          Retirement and Post Employment Compensation.
          We have long sponsored a qualified defined contribution plan (the “401(k) Plan”), which is available to all employees, including our Named Executive Officers. Qualified plans such as the 401(k) Plan carry with them a limit on the amount of compensation that “highly compensated” employees can defer. Each of our Named Executive Officers is considered highly compensated and thus is greatly curtailed in their ability to contribute to the 401(k). Accordingly, the Company also maintains a non-qualified Executive Incentive Retirement Plan (“EIRP”). The EIRP provides that we will match eligible employees’ retirement savings on a dollar for dollar basis, up to 8% of their salary. The EIRP provides that the Company makes a cash payment to each participating employee on a quarterly basis. All of the Company’s Named Executive Officers participated in the Executive Incentive Retirement Plan in 2008, with the amounts of the Company contribution being disclosed in the Summary Compensation Table under Other Annual Compensation. As this is paid to the executive in cash, the executive is free to invest or not invest the money as he sees fit.
          In 2008, our shareholders approved the Advocat Inc. 2008 Stock Purchase Plan for Key Personnel (“Stock Purchase Plan”). The primary purposes of the Stock Purchase Plan are to encourage directors and executives to develop and maintain a substantial equity-based interest in the Company, to attract and retain highly qualified directors and executives, and to align director and executive and shareholder long-term interests by creating a direct link between compensation and long-term shareholder return.
          The Stock Purchase Plan provides for granting of rights to purchase shares of the Company’s common stock to directors and officers (including executive officers). The Stock Purchase Plan is administered by the compensation committee of the Board of Directors, which can make such rules and regulations and establish such procedures for the administration of the Stock Purchase Plan as it deems appropriate. The compensation committee has the sole discretion of determining who has the right to participate in the Stock Purchase Plan. The maximum number of shares of common stock to be authorized and reserved for issuance under the Stock Purchase Plan is 150,000 shares, subject to equitable adjustment as set forth in the Stock Purchase Plan, provided that no individual officer or director may exercise rights to purchase more than $1,000,000 in shares in any year under the Stock Purchase Plan.
          In June 2008, several of our officers, including the Named Executive Officers, elected to use a percentage of their annual bonus to purchase shares of the Company’s common stock pursuant to the Stock Purchase Plan. The Stock Purchase Plan allows eligible employees to use a designated portion of their salary or bonus to purchase shares of stock at a 15% discount from the market price. The shares issued under the Stock Purchase Plan are either shares of restricted stock or restricted stock units (“RSUs”), at the election of the compensation committee. Under the Stock Purchase Plan, the restricted stock shares or RSUs remain restricted for a two year period at which time they become fully vested provided the employee is with the Company on that date. As a result, in March 2009, we issued a total of 36,896.05 RSUs to twenty employees in lieu of paying a total of $76,374.84 in cash to such employees. The following is the amount purchased by each of the Named Executive Officers:

	Amount of 2008 Bonus	Number of
Name	Used to Purchase RSUs	RSUs Purchased
William R. Council, III	$26,500	12,801.93
Raymond L. Tyler, Jr.	$10,000	4,830.92
L. Glynn Riddle, Jr.	$12,500	6,038.65
          In addition, each of our Named Executive Officers has an employment agreement with the Company as described in more detail under “Potential Payments upon Termination or Change-in-Control” below. These agreements formalize the terms of the employment relationship, and assure the executive of fair treatment during employment and in the event of termination as well as requiring compliance with certain restrictions on competition. Employment agreements promote careful and complete documentation and understanding of employment terms, including strong protections for our business, and avoid frequent renegotiation of the terms of employment. Conversely, employment agreements can limit our ability to change certain employment and compensation terms.
          We provide severance protection to our senior executives in these employment agreements. This includes protection in the event of outright job termination not for Cause (“Cause” being limited to specified actions that are directly and significantly harmful to Advocat) or in the event we change the executive’s compensation opportunities, working conditions or responsibilities in a way adverse to the executive such that it is deemed a Constructive Discharge. We believe that this protection is designed to be fair and competitive to aid in attracting and retaining experienced executives. We believe that the protection we provide, including the level of severance payments and post-termination benefits, is appropriate and within the range of competitive practices. These employment agreements do not provide for any type of gross-up payment for tax obligations of the executive as a result of such severance payments.
          We also provide severance payments and benefits if the executive should resign or be terminated without Cause within six months after a change in control. This protection permits an executive to evaluate a potential change in control without concern for his or her own situation or the need to seek employment elsewhere. Change in control transactions take time to unfold, and a stable management team can help to preserve our operations either to enhance the value delivered to a buyer in the transaction or, if no transaction is consummated, to ensure that our business will continue without undue disruption and retain its value. Finally, we believe that the change in control protections in place encourage management to consider on an ongoing basis whether a strategic transaction might be advantageous to our shareholders, even one that would vest control of Advocat in a third party. The compensation committee believes that the potential cost of executive change in control severance benefits are well within the range of reasonableness relative to general industry practice, and represents an appropriate cost relative to its benefits to Advocat and its shareholders.
          The employment agreements also subject our executive officers to significant contractual restrictions intended to prevent actions that potentially could harm our business, particularly after termination of employment. These business protections include obligations not to compete, not to hire away our employees, not to interfere with our relationships with suppliers and customers, not to disparage us, not to reveal confidential information, and to cooperate with us in litigation. Business protection provisions are included in agreements and equity awards. In addition, we have adopted an Employee Standards and Code of Conduct that require all of our employees, including our executive officers, to adhere to high standards of conduct. Failure to comply with this Code of Conduct or our Corporate Compliance Program or applicable laws will subject the executive to disciplinary measures, which may include loss of compensation, stock, and benefits, and termination of employment for cause.

          Role of Executive Officers in Determining Compensation
          The compensation committee makes all final determinations with respect to executive officers’ compensation, based on information provided by management and an appraisal of the Company’s financial status. Advocat’s Chief Executive Officer does make recommendations to the compensation committee relating to the compensation of executive officers who directly report to him, but the compensation committee has full autonomy in determining executive compensation.
          Tax and Accounting Considerations
          Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a tax deduction to public companies for executive compensation in excess of $1.0 million. We have not historically paid any of our Named Executive Officers compensation in excess of $1.0 million and it is not anticipated that we will pay any of our Named Executive Officers compensation in excess of $1.0 million in 2009, and, accordingly, to date we have not adopted a policy in this regard.
          2009 Annual Incentive Plan and Base Salary
          On March 3, 2009, the compensation committee of the Board of Directors of Advocat approved the 2009 Annual Incentive Plan for the Company’s Executive Officers. The 2009 Plan is similar to the 2008 plan. The 2009 Plan provides the following Targets:

Named Executive Officer	Position	Bonus Target
William R. Council, III	Chief Executive Officer	50% of base salary
Raymond L. Tyler, Jr.	Senior Vice President of Nursing Home Ops	35% of base salary
L. Glynn Riddle, Jr.	Chief Financial Officer	35% of base salary
          As described in more detail below, the bonus target is based on achieving 100% of budget on the net operating income category. Therefore, if the Company achieves over 100% of budget in this category, the bonus percentage could be higher than the bonus target disclosed above.
          The following categories make up the potential bonus amounts:

Net operating income (as defined)	70%
Discretionary/quality measures/individual performance	30%

Total	100%
          Net Operating Income. 70% of the bonus is based on operating income performance. This metric will be measured using budgeted operating income/loss, adjusted for the non-cash impact of professional liability expense. In addition, the Board will have the discretion to make other adjustments for unusual/ unbudgeted items.
          The potential bonus available would be adjusted based on actual performance, as follows:
•	80% (or less) of budget - executive would earn 0% of the target bonus for this category

•	81% to 100% of budget - executive would earn 5% of the target bonus for this category for each 1% of budget achieved above 80%.

•	101% to 125% - 15% of the incremental earned net operating income would be placed into a pool, to be shared among the participants. Sharing of the pool can be discretionary and/or pro rata.

•	Above 125% - additional amounts may be awarded at the discretion of the Board of Directors.
          Discretionary: 30% of the bonus would be based on subjective matters of performance to be awarded at the discretion of the Board, including quality of care measures.

          In addition, the 2009 Plan allows the compensation committee, in its sole discretion, to pay all or part of the bonus earned under the 2009 Plan in shares of common stock of the Company. The number of shares that would be issued in the discretion of the compensation committee would be such number of shares with a fair market value on the date of award equal to the amount of the bonus being paid in common stock.
          2009 Base Salary.
          As a result of general business and economic conditions, effective January 1, 2009 we instituted a wage freeze for all of our senior management employees. This wage freeze will be reevaluated as business and economic conditions improve. Thus, the base salaries of our Named Executive Officers for 2009 are as follows:

Name	Position	2009 Salary
William R. Council, III	Chief Executive Officer	$442,000
Raymond L. Tyler, Jr.	Senior Vice President of Nursing Home Operations	$250,000
L. Glynn Riddle, Jr.	Chief Financial Officer	$229,000
Compensation Committee Report
          The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management of the Company and, based on such review and discussions, the compensation committee recommended to the Board of Directors of the Company that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K as amended by this Form 10-K/A.

Compensation Committee:	Richard M. Brame, Chair
William C. O’Neil, Jr.
Wallace E. Olson
This report of the compensation committee shall not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under these acts.
          The following table sets forth the compensation paid to the Named Executive Officers for their services in all capacities to the Company for the 2008, 2007 and 2006 fiscal years.

Summary Compensation Table

Name and Principal				Option		Other Annual	All Other
Position	Year	Salary($)	Bonus($)(1)	Awards (2)		Compensation($)(3)	Compensation($)(4)	Total ($)
(a)	(b)	(c)	(d)	(e)		(f)	(g)
William R. Council, III	2008	442,000	53,000	194,752		35,360	1,839	726,951
President and	2007	425,000	298,835	126,192		34,000	1,647	885,674
Chief Executive Officer	2006	389,000	264,041	1,191,000	(5)	31,098	1,555	1,876,694

Raymond L. Tyler, Jr.	2008	308,000	20,000	116,851		24,652	1,784	471,287
Executive Vice President and	2007	296,000	156,923	75,715		23,704	2,616	554.958
Chief Operating Officer(6)	2006	285,000	150,628	397,000	(5)	22,805	2,834	858,267

L. Glynn Riddle, Jr.	2008	229,000	25,000	77,901		18,288	1,716	351,905
Executive Vice President and	2007	220,000	111,792	50,477		17,854	1,858	401,981
Chief Financial Officer	2006	211,000	100,547	794,000	(5)	16,917	1,516	1,123,980
(1)	Includes annual incentive bonus amounts which were expensed during 2008 and paid in March 2009. Each Named Executive Officer elected to receive 50% of this bonus in Restricted Share Units.

(2)
Expense related to equity awards is valued under the assumptions contained in Note 9 to our Consolidated Financial Statements. Such expense is recognized over the vesting period of the equity awards. The expense is calculated in accordance with generally accepted accounting principles in the United States of America and does not necessarily reflect the actual value received by the executive, which may be more or less than the amount shown or zero. As discussed below, the Named Executive Officers were granted SOSARs in March 2009 which were related to performance by the Named Executive Officers in 2008.

(3)	Includes contributions under the Company’s Executive Incentive Retirement Plan.

(4)	Includes matching contributions under the Company’s 401(k) plan as well as a holiday bonus of $816, $816 and $748 paid in December 2008 to Mr. Council, Mr. Tyler and Mr. Riddle, respectively.

(5)
Option award expense is significantly higher than other years due to special one time grant of 332,400 options during 2005. The options were subject to shareholder approval and resulted in the compensation expense being recorded in 2006. The increase in the Company’s stock price from December 2005 to June 2006 resulted in the large non-cash compensation charge.

(6)	Mr. Tyler served as Chief Operating Officer until March 2009 and presently serves as Senior Vice President of Nursing Home Operations.
          The following table describes non-equity incentive awards granted to our Named Executive Officers in 2008.

		Grants of Plan-Based Awards							All Other
								All	Option
								Other	Awards:
								Stock	Number of	Exercise	Grant
		Estimated Future Payouts Under						Awards:	Securities	or Base	Date Fair
		Non-Equity Incentive Plan Awards			Estimated Future Payouts Under			Number	Underlying	Price of	Value of
			(1)		Equity Incentive Plan Awards			of Shares	Option	Option	Stock and

	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	of Stock	Grants (#)	Awards	Option
Name	Date	($)	($)	($)	($)	($)	($)	(#)	(2) (3)	($/sh)(4)	Awards

William R. Council III	N/A	-	221,000	N/A	-	-	-	-	-	-	-

Raymond L. Tyler, Jr.	N/A	-	154,000	N/A	-	-	-	-	-	-	-

L. Glynn Riddle, Jr.	N/A	-	115,000	N/A	-	-	-	-	-	-	-

William R. Council III	03/14/08	-	-	-	-	-	-	-	25,000	$10.88	$235,000

Raymond L. Tyler, Jr.	03/14/08	-	-	-	-	-	-	-	15,000	$10.88	$141,000

L. Glynn Riddle, Jr.	03/14/08	-	-	-	-	-	-	-	10,000	$10.88	$94,000
(1)
Amounts represent target bonus percentages for 2008 and are based upon the salaries of the executive officers as of December 31, 2008. The target amount is based on the Company achieving 100% of budget. The amount actually paid under this non-equity incentive plan is included in the Summary Compensation Table (column d).

(2)
These SOSARs were granted in March 2008 and the expense is recognized for financial statement purposes over the vesting period beginning in 2008 although the grant of the SOSAR related to performance for 2007. This table does not include the SOSARs granted in March 2009 which related to performance for 2008 as discussed below.

(3)	These awards are also included in the Summary Compensation Table (column e) and the Outstanding Equity Awards at Year End table.

(4)	Base price of SOSAR awards is based on the average of the high and low price on the date of grant
          As discussed in the Compensation Discussion and Analysis, the Named Executive Officers received a grant of stock only stock appreciation rights in March 2009. These grants vest one-third on each of the first, second and third anniversaries of the date of grant and have a base price of $2.37 per share which equals the average high and low price of our stock on the date of grant. Mr. Council received 25,000 shares, Mr. Tyler received 15,000 shares and Mr. Riddle received 10,000 shares. Such grants were based on the performance of the Named Executive Officer in 2008; however, the grant of equity awards is required to be included in the table for the year(s) when recognized for financial statement purposes and are therefore not included in any of these compensation tables or equity award tables.
Outstanding Equity Awards at Year End December 31, 2008

	SOSAR and Option Awards					Stock Awards

								Equity
			Equity					Incentive
			Incentive Plan					Plan Awards:	Equity Incentive
	Number of		Awards:			Number	Market	Number of	Plan Awards:
	Securities	Number of	Number of			of Shares	Value of	Unearned	Market or Payout
	Underlying	Securities	Securities			or Units	Shares or	Shares, Units	Value of
	Unexercised	Underlying	Underlying			of Stock	Units of	or Other	Unearned Shares
	Options (#)	Unexercised	Unexercised	Option	Option	That	Stock That	Rights That	Units or Other
	Exercisable	Options (#)	Unearned	Exercise	Expiration	Have Not	Have Not	Have Not	Rights That Have
Name	(1)	Unexercisable(1)	Options (#)	Price ($)	Date	Vested	Vested (#)	Vested (#)	Not Vested (#)

William R. Council III	50,000	-	-	$0.35	04/09/2011	-	-	-	-

William R. Council III	75,000	-	-	$5.44	12/13/2015	-	-	-	-

William R. Council III	8,333	16,667	-	$11.59	03/07/2017	-	-	-	-

William R. Council III	-	25,000	-	$10.88	03/14/2018	-	-	-	-

Raymond L. Tyler, Jr.	25,000	-	-	$0.35	04/09/2011	-	-	-	-

Raymond L. Tyler, Jr.	25,000	-	-	$5.44	12/13/2015	-	-	-	-

Raymond L. Tyler, Jr.	5,000	10,000	-	$11.59	03/07/2017	-	-	-	-

Raymond L. Tyler, Jr.	-	15,000	-	$10.88	03/14/2018	-	-	-	-

L. Glynn Riddle, Jr.	50,000	-	-	$5.44	12/13/2015	-	-	-	-

L. Glynn Riddle, Jr.	3,333	6,667	-	$11.59	03/07/2017	-	-	-	-

L. Glynn Riddle, Jr.	-	10,000	-	$10.88	03/14/2018	-	-	-	-
(1)	Each option and SOSAR grant vests one-third on each of the first, second and third anniversary of the date of grant.
          No Named Executive Officers exercised equity awards during 2008.
          Key employment agreements or advisor agreements.
          Effective March 31, 2006, the Company entered into employment agreements (the “Employment Agreements”) with Mr. Council to serve as Chief Executive Officer, Mr. Tyler to serve as Chief Operating Officer and Mr. Riddle to serve as Chief Financial Officer. The Employment Agreements each have an initial term of one year. Thereafter, the Employment Agreements renew automatically for one-year periods unless 30 days notice is given by either the Company or the employee. The Employment Agreements may be terminated by the Company without cause at any time and by the employee as a result of “constructive discharge” (e.g., a reduction in compensation or a material change in responsibilities) or a “change in control” (e.g., certain tender offers, mergers, sales of substantially all of the assets or sales of a majority of the voting securities). In the event of a termination by the Company without cause, at the election of the employee upon a constructive discharge or change in control or upon the Company giving notice of its intent not to renew his employment agreement, Mr. Council is entitled to receive a lump sum severance payment in an amount equal to 30 months of his monthly base salary, and Mr. Tyler and Mr. Riddle are each entitled to receive lump sum severance payments in an amount equal to 12 months of monthly base salary. In addition, with respect to each of the Named Executive Officers, the benefits and perquisites as in effect at the date of termination of employment will be continued for eighteen (18) months. Furthermore, upon such termination, the employees may elect to require the Company to repurchase options granted under the

Company’s stock option plans for a purchase price equal to the difference between the fair market value of the common stock at the date of termination and the stated option exercise price, provided that such fair market value is above the stated option price. In the event an Employment Agreement is terminated earlier by the Company for cause (as defined therein), or by an employee other than upon a constructive discharge or a change in control, the employees will not be entitled to any compensation following the date of such termination other than the pro rata amount of their then current base salary through such date. Upon termination of employment, other than in the case of termination by the Company without cause or at the election of the employee upon a constructive discharge or upon a change in control, the employees are prohibited from competing with the Company for 12 months.
          Effective March 9, 2009, the Company and Raymond L. Tyler entered into an Amendment No. 1 to Amended and Restated Employment Agreement (the “Amendment”). Pursuant to the Amendment, Mr. Tyler will serve as Senior Vice President of Nursing Home Operations with an annual base salary of $250,000. The Base Salary shall be reviewed annually and shall be subject to increase according to the policies and practices adopted by the Company from time to time.
          The Amendment further provides for additional payments of $25,000 on June 30, 2009 and $25,000 on December 31, 2009, provided that Mr. Tyler is still employed by the Company on each such date. In the event that Mr. Tyler is terminated without cause or leaves as a result of a constructive discharge, as each is defined in the agreement, he shall be entitled to a lump sum equal to the greater of (i) 100% of his Base Salary as in effect at the time of the termination, or (ii) $308,000. The definition of constructive discharge is expanded in the Amendment to include the hiring of a new Chief Operating Officer; provided Mr. Tyler provides the Company with written notice within 45 days of the commencement of employment of the new COO, and provided further that this right shall extend to only the first such new COO hired.
Potential Payments upon Termination or Change-in-Control
The following tables estimate the amounts that would be paid to each of the Named Executive Officers in the event of a termination as of December 31, 2008 under each potential reason for termination.
William R. Council, III

			Termination		Change in
			without		Control		Change in
			Cause or		Resulting in		Control Not
	Voluntary	Termination	Constructive		Termination or		Resulting in
Estimated Payments	Termination	for Cause	Discharge		Resignation		Termination		Death	Disability
Severance—Salary	—	—	$1,105,000		$1,105,000		—		—	—
Severance—Bonus	—	—	$53,000	(1)	$53,000	(1)	—		—	—
Vesting of unvested equity awards	—	—	—	(2)	—	(2)	—	(2)	—	—
Repurchase of outstanding options	—	—	$132,000	(3)	$132,000	(3)			—	—
Benefits/Perquisites	—	—	$63,202	(4)	$63,202	(4)	—		—	—

TOTAL	—	—	$1,353,202		$1,353,202		—		—	—

(1)	Based on the annual incentive earned by Mr. Council during 2008 which was not paid as of December 31, 2008.

(2)
As of December 31, 2008, Mr. Council had 41,667 SOSAR equity awards which were not already fully vested. The exercise price of these SOSARs was greater than the closing share price of Advocat’s stock at December 31, 2008; therefore, no amounts would be paid for those SOSARs upon termination. In March 2009, Mr. Council received SOSARs which vest over a 3 year period.

(3)
Based on options to purchase 50,000 shares of common stock held by Mr. Council times $2.99, the closing price of Advocat’s stock on the last trading date of the year, less the exercise price of the options. The exercise price of 75,000 vested options and 8,333 vested SOSARs was greater than the closing share price of Advocat’s stock at December 31, 2008.

(4)	Based on estimated cost of continued health insurance, disability insurance, 401(k) Company match and EIRP amounts for 18 months following termination.
Raymond L. Tyler, Jr.

			Termination		Change in
			without		Control		Change in
			Cause or		Resulting in		Control Not
	Voluntary	Termination	Constructive		Termination or		Resulting in
Estimated Payments	Termination	for Cause	Discharge		Resignation		Termination		Death	Disability
Severance—Salary	—	—	$308,148		$308,148		—		—	—
Severance—Bonus	—	—	$20,000	(1)	$20,000	(1)	—		—	—
Vesting of unvested equity awards	—	—	—	(2)	—	(2)	—	(2)	—	—
Repurchase of outstanding options	—	—	$66,000	(3)	$66,000	(3)			—	—
Benefits/Perquisites	—	—	$53,264	(4)	$53,264	(4)	—		—	—

TOTAL	—	—	$447,412		$447,412		—		—	—

(1)	Based on the annual incentive earned by Mr. Tyler during 2008 which was not paid as of December 31, 2008.

(2)
As of December 31, 2008, Mr. Tyler had 25,000 SOSAR equity awards which were not already fully vested. The exercise price of these SOSARs was greater than the closing share price of Advocat’s stock at December 31, 2008; therefore, no amounts would be paid for these SOSARs upon termination. In March 2009, Mr. Tyler received SOSARs which vest over a 3 year period.

(3)
Based on options to purchase 25,000 shares of common stock held by Mr. Tyler times $2.99, the closing price of Advocat’s stock on the last trading date of the year, less the exercise price of the options. The exercise price of 25,000 options and 5,000 vested SOSARs was greater than the closing share price of Advocat’s stock at December 31, 2008.

(4)	Based on estimated cost of continued health insurance, disability insurance, 401(k) Company match and EIRP amounts for 18 months following termination.
L. Glynn Riddle, Jr.

			Termination		Change in
			without		Control		Change in
			Cause or		Resulting in		Control Not
	Voluntary	Termination	Constructive		Termination or		Resulting in
Estimated Payments	Termination	for Cause	Discharge		Resignation		Termination		Death	Disability
Severance—Salary	—	—	$228,596		$228,596		—		—	—
Severance—Bonus	—	—	$25,000	(1)	$25,000	(1)	—		—	—
Vesting of unvested equity awards	—	—	—	(2)	—	(2)	—	(2)	—	—
Repurchase of outstanding options	—	—	—	(3)	—	(3)			—	—
Benefits/Perquisites	—	—	$51,590	(4)	$51,590	(4)	—		—	—

TOTAL	—	—	$305,186		$305,186		—		—	—

(1)	Based on the annual incentive earned by Mr. Riddle during 2008 which was not paid as of December 31, 2008.

(2)
As of December 31, 2008, Mr. Riddle had 16,667 SOSAR equity awards which were not already fully vested. The exercise price of these SOSARs was greater than the closing share price of Advocat’s stock at December 31, 2008; therefore, no amounts would be paid for these SOSARs upon termination. In March 2009, Mr. Riddle received SOSARs which vest over a 3 year period.

(3)
Based on options to purchase 50,000 shares of common stock and 3,333 vested SOSARs held by Mr. Riddle all of which had a greater exercise price than the closing price of Advocat’s stock on the last trading date of the year.

(4)	Based on estimated cost of continued health insurance, disability insurance, 401(k) Company match and EIRP amounts for 18 months following termination.
Director Compensation
          For the period of January 1, 2008 through June 30, 2008, directors who are not officers, employees or consultants of the Company (currently directors Brame, Hensley, McCurdy, O’Neil and Olson) received a director’s fee of $36,000 annually, $3,500 per board meeting attended in person, $1,000 per committee meeting attended (except when held on the same day as board meetings), and $500 per telephonic meeting. The Chairmen of the Board, audit committee, compensation committee and nominating and corporate governance committee were paid $2,500 per meeting for serving as meeting chairperson. Such directors are also entitled to participate in the Company’s health care plan. Directors who are officers or employees of the Company or its affiliates have not been compensated separately for services as a director. Directors are reimbursed for expenses incurred in connection with attendance at board and committee meetings.
          On June 3, 2008, the Board of Directors approved the restructuring of the directors’ plan of compensation. Effective July 1, 2008, the fees for directors who are not officers, employees or consultants of the Company (currently directors Brame, Hensley, McCurdy, O’Neil and Olson) receive a director’s fee of $30,000 annually; $2,500 per board meeting attended, and $2,000 for each planned committee meeting. The audit committee has four planned meetings each year, and the nominating and corporate governance committee and the compensation committee each have two planned meetings during the year. Board and Committee Chair annual retainers consist of $20,000 for the Board Chair, $15,000 for the Audit Chair, and $7,500 each for the Nominating and Corporate Governance Chair and the Compensation Chair paid quarterly. Additional telephonic Board and committee meetings and non-planned committee meetings on the day of other meetings are paid at $500 each.
          On March 9, 2009, Mr. McCurdy received a grant of a non-qualified stock option to purchase 15,000 shares of common stock at an exercise price of $10.80 per share. Mr. McCurdy’s award represents the initial option grant that is typically awarded to new directors as they join the Board. The award was priced based on the share price as of March 12, 2008, the date Mr. McCurdy joined the board, and vests 1/3 on date of grant, 1/3 on March 12, 2009, and 1/3 on March 12, 2010, consistent with the vesting pattern of previous initial director grants. In addition to Mr. McCurdy’s grant, each non-employee director received a grant of stock only stock appreciation rights (“SOSARs”) on March 13, 2009 for 1,000 shares at a base value of $2.37 per share. The SOSARs vest one-third on each of the first, second and third anniversaries of the grant date. These grants were made in 2009 and therefore are not included in the table below.

          The following table shows the amounts paid to each of our non-employee directors during 2008.

	Non-Employee Director Compensation
	For the Year Ended December 31, 2008
	Fees Earned or Paid in Cash
	Regular	Supplemental		Option	All Other
Director	Fees ($)(1)	Fees ($)(2)		Awards ($)(7)	Compensation ($)(8)	Total ($)
Wallace E. Olson	33,000	44,000	(3)	7,790	12,103	96,893
William C. O’Neil, Jr.	33,000	42,500	(4)	7,790	-	83,290
Richard M. Brame	33,000	36,250	(5)	7,790	-	77,040
Robert Z. Hensley	33,000	36,750	(6)	7,790	-	77,540
Chad A. McCurdy(9)	24,000	27,500		-	-	51,500
(1)
“Regular fees” represent an annual directors fee of $36,000 paid to directors who are not officers, employees, or consultants of the Company for the period from January 1 through June 30, 2008. Effective July 1, 2008 the Board restructured the compensation fee schedule and this amount change to $30,000 annually.

(2)	“Supplemental fees” are paid to directors for attendance at board meetings and committee meetings.

(3)	Mr. Olson received $15,000 for serving as Chair of the Board meetings.

(4)	Mr. O’Neil received $12,500 for serving as Chair of the audit committee meetings.

(5)	Mr. Brame received $6,250 for serving as Chair of the compensation committee meetings.

(6)	Mr. Hensley received $6,250 for serving as Chair of the nominating and corporate governance committee meetings.

(7)
The expense related to equity awards is based on equity grants valued under the assumptions contained in Note 9 to our Consolidated Financial Statements and is non-cash in nature. Such expense is recognized over the vesting period of the equity awards.

(8)	Includes insurance premiums paid by the Company for non-employee directors.

(9)	Mr. McCurdy became a board member effective March 12, 2008 and, therefore, did not receive the full year compensation for the annual directors’ fee.
Compensation Committee Interlocks and Insider Participation
          The Company’s compensation committee currently consists of directors Olson, Brame and O’Neil. No interlocking relationship exists between the members of the Company’s Board of Directors or compensation committee and the board of directors or compensation committee of any other company.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
          Advocat is authorized to issue 20,000,000 shares of common stock and 1,000,000 shares of preferred stock. As of April 15, 2009, there were 5,675,987 shares of common stock and 5,000 shares of Series C Preferred Stock outstanding. The following table shows, as of April 15, 2009, the amount of Advocat common stock beneficially owned (unless otherwise indicated) by (a) each director and director nominee; (b) the Named Executive Officers (as defined in “Executive Compensation”, below); (c) all of the Company’s directors and Named Executive Officers as a group and (d) all shareholders known by the Company to be the beneficial owners of more than 5% of the outstanding shares of Advocat common stock. Based on information furnished by the owners and except as otherwise noted, the Company believes that the beneficial owners of the shares listed below, have, or share with a spouse, voting and investment power with respect to the shares. The address for all of the persons listed below is 1621 Galleria Boulevard, Brentwood, Tennessee 37027, except as otherwise listed in the table below.

	Shares Beneficially Owned(1)
Name	Number(1)	Percent(2)
Chad A. McCurdy (3)	632,300	11.1%
1621 Galleria Blvd. Brentwood, TN 37027

Wallace E. Olson (4)	555,199	9.8%
1621 Galleria Blvd. Brentwood, TN 37027

Ameriprise Financial, Inc. (5)	491,400	8.7%
RiverSource Investments, LLC c/o Ameriprise Financial, Inc. 145 Ameriprise Financial Center Minneapolis, MN 55474

Altrinsic Global Advisors, LLC (6)	435,000	7.7%
100 First Stamford Place, 6th Floor Stamford, CT 06902

Bristol Investment Fund, LTD (7)	393,450	6.9%
c/o Bristol Capital Advisors, LLC 10990 Wilshire Blvd., Suite 1410 Los Angeles, CA 90024

FMR LLC (8)	345,254	6.1%
82 Devonshire St. Boston, MA 02109

Wellington Management Company, LLP (9)...	315,248	5.6%
75 State Street Boston, MA 02109

William R. Council, III (10)	180,219	3.1%

William C. O’Neil, Jr. (11)	26,999	*

Richard M. Brame (12)	29,999	*

Robert Z. Hensley (13)	21,999	*

Raymond L. Tyler, Jr. (14)	68,230	1.2%

L. Glynn Riddle, Jr. (15)	74,949	1.3%

All directors and executive officers as a group (8 persons) (16)	1,589,894	26.5%

*	less than 1%

(1)
Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws, where applicable.

(2)
The percentages shown are based on 5,675,987 shares of common stock outstanding plus, as to each individual and group listed, the number of shares of common stock deemed to be owned by such holder pursuant to Rule 13d-3 under the Exchange Act, assuming exercise of options or SOSARs held by such holder that are exercisable within 60 days of April 15, 2009.

(3)
Mr. McCurdy’s shares include 1,000 shares owned by his child and 567,100 owned by Marlin Capital Partners, LLC of which Mr. McCurdy is the Managing Partner. Includes 10,000 shares purchasable upon exercise of options.

(4)
Mr. Olson’s shares include 1,300 shares owned jointly with his daughter and 548,900 owned by a partnership controlled by Mr. Olson. Includes 4,999 shares purchasable upon exercise of options and SOSARs.

(5)	Based solely on a Schedule 13G filed by Ameriprise Financial, Inc. and RiverSource Investments, LLC on February 12, 2009.

(6)	Based solely on a Schedule 13G/A filed by Altrinsic Global Advisors, LLC on February 10, 2009.

(7)	Based solely on a Preliminary Proxy statement filed by Bristol Investment Fund, LTD on April 10, 2009.

(8)	Based solely on a Schedule 13G filed by FMR LLC on February 17, 2009.

(9)	Based solely on a Schedule 13G filed by Wellington Management Company, LLP on February 17, 2009.

(10)
Includes 149,999 shares purchasable upon exercise of options and SOSARs. Ownership does not include 12,802 Restricted Share Units purchased on March 13, 2009 in lieu of cash bonus. Restricted Share Units will be converted to shares and delivered on March 13, 2011.

(11)	Includes 21,999 shares purchasable upon exercise of options and SOSARs.

(12)	Includes 3,999 shares purchasable upon exercise of options and SOSARs.

(13)	Includes 15,999 shares purchasable upon exercise of options and SOSARs.

(14)
Includes 65,000 shares purchasable upon exercise of options and SOSARs. Ownership does not include 4,831 Restricted Share Units purchased on March 13, 2009 in lieu of cash bonus. Restricted Share Units will be converted to shares and delivered on March 13, 2011.

(15)
Includes 59,999 shares purchasable upon exercise of options and SOSARs. Ownership does not include 6,039 Restricted Share Units purchased on March 13, 2009 in lieu of cash bonus. Restricted Share Units will be converted to shares and delivered on March 13, 2011.

(16)	Includes 331,994 shares purchasable upon exercise of options and SOSARs.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
          The Company does not currently have any related party transactions in effect.
          Advocat has a policy that any transactions between Advocat and its officers, directors and affiliates will be on terms as favorable to Advocat as can be obtained from unaffiliated third parties. Such transactions with such persons will be subject to approval by the audit committee of the Board.
          The directors of the Company are William R. Council, III, Richard M. Brame, William C. O’Neil, Jr., Robert Z. Hensley, Wallace E. Olson, and Chad A. McCurdy. The Board of Directors has determined that each of these directors except for Mr. Council (our CEO) are independent as NASDAQ defines independence under NASDAQ Rule 4200(a)(15).
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
          BDO Seidman, LLP has served as the Company’s independent auditors since the 2002 fiscal year.

     For the fiscal years ended December 31, 2008 and 2007, the total fees paid to our independent auditors, BDO, were as follows:

	2008	2007
Audit Fees(1)	$637,000	$610,000
Audit-Related Fees(2)	10,000	11,000
Tax Fees(3)	100,000	113,000

Total Fees for Services Provided	$747,000	$734,000

(1)
Audit Fees include fees billed for professional services rendered in connection with the audit of the Company’s financial statements, audit of internal control over financial reporting (pursuant to Section 404 of Sarbanes-Oxley) and fees charged for the review of the Company’s quarterly financial statements. These fees also include assistance with the review of documents filed with the SEC.

(2)	Audit Related Fees consist of audits of the Company’s savings plan and trust.

(3)	Tax Fees include those charged for tax advice, planning and compliance.
          In accordance with the charter of our audit committee and consistent with the policies of the Securities and Exchange Commission, all auditing services and all non-audit services to be provided by any independent auditor of the Company shall be pre-approved by the audit committee. All of the services above were pre-approved by our audit committee. In assessing requests for services by the independent auditor, the audit committee considers whether such services are consistent with the auditor’s independence, whether the independent auditor is likely to provide the most effective and efficient service based upon their familiarity with the Company, and whether the service could enhance the Company’s ability to manage or control risk or improve audit quality.
          The audit committee has considered whether the provision of these services is compatible with maintaining the principal accountant’s independence.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          The following documents are being filed as part of this report on Form 10-K/A:

Exhibit
Number	Description of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ADVOCAT INC.

/s/ William R. Council, III William R. Council, III
President and Chief Executive Officer
(Principal Executive Officer)
April 30, 2009