Form 10-Q
period 2009-03-31
ADVOCAT INC
filed 2009-05-06
CIK 919956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
CHECK ONE:

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and a “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
5,675,987
(Outstanding shares of the issuer’s common stock as of May 1, 2009)

Part I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
ADVOCAT INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$8,420	$7,598
Receivables, less allowance for doubtful accounts of $3,634 and $3,279, respectively	24,553	23,503
Receivable for leased facility construction costs	1,079	228
Current portion of note receivable	480	466
Prepaid expenses and other current assets	2,598	1,748
Income tax refundable	1,384	1,369
Deferred income taxes	3,967	3,967

Total current assets	42,481	38,879

PROPERTY AND EQUIPMENT, at cost	75,183	73,517
Less accumulated depreciation	(39,869)	(38,555)
Construction in progress — leased facility	3,157	1,039
Discontinued operations, net	1,455	1,455

Property and equipment, net	39,926	37,456

OTHER ASSETS:
Deferred income taxes	13,693	13,899
Note receivable, net of current portion	3,460	3,486
Deferred financing and other costs, net	926	1,009
Other assets	2,031	2,031
Acquired leasehold interest, net	10,052	10,149

Total other assets	30,162	30,574

	$112,569	$106,909

(Continued)

ADVOCAT INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(continued)

	March 31,	December 31,
	2009	2008
	(Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt	$2,459	$2,238
Trade accounts payable	5,384	4,600
Accrued construction costs — leased facility	1,079	228
Accrued expenses:
Payroll and employee benefits	11,748	9,545
Current portion of self-insurance reserves	7,864	6,469
Other current liabilities	3,434	4,914

Total current liabilities	31,968	27,994

NONCURRENT LIABILITIES:
Long-term debt, less current portion	29,398	30,172
Self-insurance reserves, less current portion	9,774	10,212
Non-cash obligation for construction in progress — leased facility	3,157	1,039
Other noncurrent liabilities	12,676	12,050

Total noncurrent liabilities	55,005	53,473

COMMITMENTS AND CONTINGENCIES

SERIES C REDEEMABLE PREFERRED STOCK
$.10 par value, 5,000 shares authorized, issued and outstanding, including premium of $2,548 and $2,973 at March 31, 2009 and December 31, 2008, respectively	7,466	7,891

SHAREHOLDERS’ EQUITY:
Series A preferred stock, authorized 200,000 shares, $.10 par value, none issued and outstanding	—	—
Common stock, authorized 20,000,000 shares, $.01 par value, 5,908,000 and 5,903,000 shares issued, and 5,676,000 and 5,671,000 shares outstanding, respectively	59	59
Treasury stock at cost, 232,000 shares of common stock	(2,500)	(2,500)
Paid-in capital	17,205	16,903
Retained earnings	3,366	3,089

Total shareholders’ equity	18,130	17,551

	$112,569	$106,909

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2009	2008
PATIENT REVENUES, net	$73,758	$71,466

EXPENSES:
Operating	58,230	55,536
Lease	5,776	5,704
Professional liability	3,242	(1,043)
General and administrative	4,573	4,559
Depreciation and amortization	1,409	1,242

Total expenses	73,230	65,998

OPERATING INCOME	528	5,468

OTHER INCOME (EXPENSE):
Foreign currency transaction loss	(85)	(229)
Other income	549	—
Interest income	75	160
Interest expense	(482)	(831)

	57	(900)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	585	4,568
PROVISION FOR INCOME TAXES	(222)	(1,467)

NET INCOME FROM CONTINUING OPERATIONS	363	3,101

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Operating loss, net of taxes of $0 and $(7), respectively	—	(12)
Loss on sale, net of taxes of $0 and $0, respectively	—	—

DISCONTINUED OPERATIONS	—	(12)

NET INCOME	363	3,089
PREFERRED STOCK DIVIDENDS	(86)	(86)

NET INCOME FOR COMMON STOCK	$277	$3,003

NET INCOME PER COMMON SHARE:
Per common share — basic
Continuing operations	$0.05	$0.52
Discontinued operations	—	—

	$0.05	$0.52

Per common share — diluted
Continuing operations	$0.05	$0.50
Discontinued operations	—	—

	$0.05	$0.50

WEIGHTED AVERAGE COMMON SHARES:
Basic	5,672	5,754

Diluted	5,730	6,017

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$363	$3,089
Discontinued operations	—	(12)

Net income from continuing operations	363	3,101
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,409	1,242
Provision for doubtful accounts	804	556
Deferred income tax provision (benefit)	206	(198)
Provision for (benefit from) self-insured professional liability, net of cash payments	1,017	(1,413)
Stock based compensation	224	178
Amortization of deferred balances	95	129
Provision for leases in excess of cash payments	328	466
Non-cash gain on settlement of contingent liability	(549)	—
Foreign currency transaction loss	85	229
Non-cash interest income	(24)	(33)
Changes in other assets and liabilities affecting operating activities:
Receivables, net	(1,903)	(323)
Prepaid expenses and other assets	(864)	328
Trade accounts payable and accrued expenses	1,996	(1,765)

Net cash provided by continuing operations	3,187	2,497
Discontinued operations	—	(12)

Net cash provided by operating activities	3,187	2,485

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,665)	(2,067)
Payment for construction in progress-leased facility	(1,267)	—
Deposits and other deferred balances	—	(150)

Net cash used by continuing operations	(2,932)	(2,217)
Discontinued operations	—	(49)

Net cash used by investing activities	(2,932)	(2,266)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(553)	(493)
Financing costs	(12)	(4)
Repurchase of common stock	—	(1,106)
Construction allowance receipts-leased facility	1,267	—
Proceeds from exercise of stock options	2	224
Issuance of restricted share units	76	—
Payment of preferred stock dividends	(86)	(86)
Payment for preferred stock restructuring	(127)	(123)

Net cash provided (used) by financing activities	567	(1,588)

(Continued)

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)
(continued)

	Three Months Ended March 31,
	2009	2008
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$822	$(1,369)

CASH AND CASH EQUIVALENTS, beginning of period	7,598	11,658

CASH AND CASH EQUIVALENTS, end of period	$8,420	$10,289

SUPPLEMENTAL INFORMATION:
Cash payments of interest, net of amounts capitalized	$398	$733

Cash payments of income taxes	$67	$435

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008
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
As of March 31, 2009, the Company’s continuing operations consist of 50 nursing centers with 5,773 licensed nursing beds and 14 assisted living units. The Company owns 9 and leases 41 of its nursing centers. The Company’s continuing operations include centers in Alabama, Arkansas, Florida, Kentucky, Ohio, Tennessee, Texas and West Virginia.
2. BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The interim consolidated financial statements for the three month periods ended March 31, 2009 and 2008, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the Company’s financial position at March 31, 2009 and the results of operations and cash flows for the three month periods ended March 31, 2009 and 2008. The Company’s consolidated balance sheet at December 31, 2008 was derived from the Company’s audited consolidated financial statements as of December 31, 2008. Certain amounts in the Company’s 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation.
The results of operations for the three month periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
3. ACQUISITION
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

4. AMENDMENT TO MASTER LEASE AGREEMENT FOR REPLACEMENT FACILITY
In November 2007 and as amended in March 2008, the Company entered into an amendment to its master lease with Omega to provide for the construction and lease of a replacement facility for an existing 102 bed skilled nursing center in Paris, Texas. Upon the completion of the construction of the replacement facility, the existing building will be closed.
Under the terms of the lease amendment, Omega will provide funding and the Company will supervise the construction of the facility. Construction began during the second quarter of 2008, with completion expected in mid-2009. Rent will commence upon completion of the project, but no later than August 2009. Once construction is completed, annual rent will be equal to 10.25% of the total cost of the replacement facility, including direct costs of construction, carrying costs during the construction period, furnishings and equipment, land cost and the value of the related skilled nursing facility license. The total cost of the replacement facility is expected to be approximately $7.9 million, and any costs incurred in excess of the $7.9 million would be borne by the Company.
Because the Company is supervising construction of the facility and is responsible for costs incurred in excess of $7.9 million, the Company is deemed to have control of the construction project and considered the owner during the construction period. In accordance with EITF 97-10, “The Effect of Lessee Involvement in Asset Construction,” the Company is recording the amounts incurred for facility construction as “Construction in progress — leased facility”, a component of property and equipment, and amounts reimbursed by Omega are recorded as “Non-cash obligations for construction in progress — leased facility”, a long term liability. Once construction is completed and the lease term begins, a sale and leaseback of the facility will occur and the Company will transfer the asset to Omega and will remove both the facility asset and the long term liability from its consolidated balance sheet. As of March 31, 2009, the Company had recorded approximately $3,157,000 in reimbursable construction costs for this replacement facility as construction in progress-leased facility, with an equal amount recorded as non-cash obligation for construction in progress. The balance of unreimbursed construction costs due from Omega are recorded as receivable for leased facility construction costs in the consolidated balance sheet, and totaled $1,079,000 and $228,000 at March 31, 2009 and December 31, 2008, respectively. The lease amendment provides for renewal options with respect to the new facility through 2035.
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
The Company has essentially exhausted all general and professional liability insurance available for claims asserted prior to March 10, 2007. For claims made during the period from March 10, 2007 through March 9, 2009, the Company maintains insurance with coverage limits of $100,000 per medical incident and total annual aggregate policy coverage limits of $500,000. For claims made during the period from March 10, 2009 through May 31, 2010, the insurance coverage limits per medical incident are $250,000 and the total aggregate policy coverage limit is $750,000. As of March 31, 2009, payments already made by the insurance provider for the period from March 10, 2007 through March 9, 2009 have reduced the remaining aggregate coverage amount in the policy period, but coverage has not been exhausted.

Reserve for Estimated Self-Insured Professional Liability Claims-
Because the Company anticipates that its actual liability for existing and anticipated claims will exceed the Company’s limited professional liability insurance coverage, the Company has recorded total liabilities for professional liability and other claims of $15,976,000 as of March 31, 2009. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis.
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
The following summarizes the Company’s accrual for professional liability and other claims for each policy year as of the end of the period:

	Accrual at
	March 31,	December 31,
	2009	2008

Policy Year End:
May 31, 2010	$319,000	$—
March 9, 2009	5,639,000	3,837,000
March 9, 2008	5,662,000	5,769,000
March 9, 2007	2,536,000	3,202,000
March 9, 2006	859,000	1,102,000
March 9, 2005 and earlier	961,000	1,049,000

	$15,976,000	$14,959,000

The Company’s cash expenditures for self-insured professional liability costs were $2,063,000 and $216,000 for the three months ended March 31, 2009 and 2008, respectively. In December 2008, the Company entered into agreements to settle certain professional liability cases. As of March 31, 2009, the Company is obligated to pay installments related to these cases totaling $1,826,000 that will be paid through March 2010 in quarterly payments of between $440,000 and $460,000. The remaining obligation for these claims is fully accrued and included in the accrual for professional liability claims. In addition to these settlement payments, the Company will have throughout the year additional cash expenditures for other settlements and self-insured professional liability costs.

Other Insurance-
With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. The Company is completely self-insured for workers’ compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. The Company has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate. The liability recorded by the Company for the self-insured obligations under these plans is $321,000 as of March 31, 2009.
From June 30, 2003 until June 30, 2007, the Company’s workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. The Company accounts for premium expense for these policies based on its estimate of the level of claims expected to be incurred. Any adjustments of future premiums for workers’ compensation policies and differences between actual settlements and reserves for self-insured obligations are included in expense in the period finalized.
From July 1, 2007 through June 30, 2008, the Company had a guaranteed cost policy for workers’ compensation insurance, under which expense was equal to the premiums paid. As a result, there will be no premium refunds for this policy period.
For the period from July 1, 2008 through June 30, 2009, the Company entered into a prefunded deductible workers’ compensation policy. Under this policy, the Company is self insured for the first $500,000 per claim, subject to an aggregate maximum of $3,000,000. The Company funds a loss fund account with the insurer to pay for claims below the deductible. The Company accounts for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred. The liability recorded by the Company for the self-insured obligations under this plan is $246,000 as of March 31, 2009. Any differences in estimated claims costs and actual amounts are included in expense in the period finalized.
As of March 31, 2009, the Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $160,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $1,095,000 at March 31, 2009. The differences between actual settlements and reserves are included in expense in the period finalized.
6. STOCK-BASED COMPENSATION
In March 2009, the Compensation Committee of the Board of Directors approved the grant of 110,000 Stock only Stock Appreciation Rights (“SOSARs”) at an exercise price of $2.37, the market price of the Company’s common stock on the date the SOSARs were granted. The SOSARs will vest one-third on the first, second, and third anniversaries of the grant date. As a result of the SOSARs granted, the Company recorded an additional $6,000 in stock-based compensation expense for the three months ended March 31, 2009. As of March 31, 2009, there was approximately $198,000 of remaining compensation costs related to these 2009 SOSARs granted to be recognized over the remaining vesting period. The Company estimated the total recognized and unrecognized compensation using the Black-Scholes-Merton (“BSM”) option valuation model.
In computing the fair value of these SOSARs, the Company estimated the SOSARs expected term based on the average of the vesting term and the original contractual terms of the grants, consistent with the interpretive guidance in SAB 107 and SAB 110 (the “Simplified Method”). The Company continues to use the Simplified Method since the Company’s exercise history is not representative of the expected term of the SOSARs granted in 2009. The Company’s recent exercise history is primarily from options granted in 2005 that were vested at grant date and were significantly in-the-money due to an increase in stock price during the period between grant date and formal approval by shareholders, and from older options granted several years ago that had fully vested.
In March 2009, the Compensation Committee granted non-qualified stock options to purchase 15,000 shares of common stock at an exercise price of $10.80 per share to a Director who joined the Board during 2008. This award represents the initial option grant that is typically awarded to new directors as they join the Board. The award was priced based on the share price as of March 12, 2008, the date the Director joined the Board, and vests 1/3 on date of grant, 1/3 on March 12, 2009, and 1/3 on March 12, 2010, consistent with the vesting pattern of previous initial director grants. This grant resulted in $17,000 in stock based compensation expense during the three month period ended March 31, 2009 and there is approximately $9,000 of remaining compensation costs related to this grant to be recognized over the remaining vesting period.
In June 2008, several of the Company’s officers elected to use a percentage of their annual bonus to purchase shares of the Company’s common stock pursuant to the Advocat Inc. 2008 Stock Purchase Plan for Key Personnel (“Stock Purchase Plan”). The Stock Purchase Plan allows eligible employees to use a designated portion of their salary or bonus to purchase shares of stock at a 15% discount from the market price. In March 2009, the Company issued a total of 36,896 RSUs to twenty employees in lieu of paying a total of $76,000 in cash to such employees. Unrestricted shares of common stock will be issued in exchange for the RSUs in March 2011, subject to the conditions of the Stock Purchase Plan.
Stock based compensation expense is non-cash and is included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. The Company recorded total stock-based compensation expense of $224,000 and $178,000 in the three month periods ended March 31, 2009 and 2008, respectively.
7. DISCONTINUED OPERATIONS
In previous periods the Company has undertaken certain divestitures through sale of assets and lease terminations. The divested operations have generally been poor performing properties. The net assets of discontinued operations presented on the balance sheet represent the real estate related to an assisted living facility closed in April 2006. The Company is continuing its efforts to sell this land.
In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has reclassified the operations of its discontinued facilities and the real estate described above as discontinued operations for all periods presented in the Company’s consolidated financial statements.

8. EARNINGS PER COMMON SHARE
Information with respect to basic and diluted net income per common share is presented below:

	Three Months Ended
	March 31,
	2009	2008
Net income per common share:
Per common share — basic
Income from continuing operations	$0.05	$0.52
Income (loss) from discontinued operations
Operating loss, net of taxes	—	—
Loss on sale, net of taxes	—	—

Discontinued operations, net of taxes	—	—

Net income	$0.05	$0.52

Per common share — diluted
Income from continuing operations	$0.05	$0.50
Income (loss) from discontinued operations
Operating loss, net of taxes	—	—
Loss on sale, net of taxes	—	—

Discontinued operations, net of taxes	—	—

Net income	$0.05	$0.50

The impact of the weighted average SOSARs outstanding were not included in the computation of diluted earnings per common share because these securities would have been anti-dilutive.
9. NOTE RECEIVABLE
The Company has a note receivable denominated in Canadian dollars from the sale of its Canadian subsidiary in 2004. The balance of the note at March 31, 2009 is approximately $4.9 million Canadian ($4.0 million US). During March 2009, the Company entered into an agreement to extend the maturity of this note to May 2010 while the borrower seeks replacement financing. Under this amendment, the Company will receive an installment of approximately $600,000 Canadian plus accrued interest on May 11, 2009 and the balance of the note is due in full on May 11, 2010. From May 11, 2009 through the date of final payment, the note will bear interest at a rate that is the greater of 5% or LIBOR plus 4%. All other terms of the note remain the same.
10. GAIN ON SETTLEMENT WITH CMS
Effective August 11, 2007, the Company purchased the leasehold interests and operations of seven skilled nursing facilities from Senior Management Services of America North Texas, Inc. (“SMSA” or “SMSA Acquisition”). In May 2008, the Company received notification of payments due to the Centers for Medicare and Medicaid Services (“CMS”) related to Medicare reimbursement for 1997 and earlier periods for one of the acquired facilities. The total amount of the payments requested by CMS as of March 31, 2009 was approximately $1,180,000, including accrued interest of approximately $668,000. In the second quarter of 2008, the Company recorded a liability of $1,022,000 for its estimate of its ultimate liability for this assessment and defense costs, resulting in an increase in the acquired leasehold interest intangible asset. The Company’s estimate of the liability took into consideration the facts and circumstances, including the number of operators of the property in the intervening period since the original assessment and delays by CMS in seeking collection. Thereafter, the Company filed in the United States Bankruptcy Court for the Northern District of Texas against SMSA, Lyric Health Care Holdings, Inc., IHS Acquisition No. 128, Inc. and Lyric Health Care LLC adversary proceeding number 08-03393, seeking a declaratory judgment that the defendants are responsible for overpayments claimed by CMS. In February 2009, the Company’s lawsuit was dismissed against SMSA, and dismissed without prejudice against Lyric Health Care Holdings, Inc. and Lyric Health Care LLC, (together, “Lyric”). The Company filed a motion asking the court to alter, amend or reconsider its ruling dismissing the claims against SMSA. In late April 2009, the Company and SMSA submitted to the Court a proposed agreed order that will, upon entry by the judge, resolve the motion to alter or amend and result in a dismissal of the Company’s claims against SMSA. In May 2009, the Company also reached an agreement with CMS to settle the cost report obligations giving rise to this litigation. The settlement payments to CMS and SMSA total approximately $283,000, with related legal and other costs totaling an additional $175,000. The difference between the amount accrued in 2008 and the ultimate payments, $549,000, has been recorded as Other Income in the first quarter of 2009.
11. RECENT ACCOUNTING PRONOUNCEMENTS
In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP was effective for the Company January 1, 2009. The adoption of FSP 03-6-1 did not require the Company to retrospectively adjust its earnings per share data to conform to the provisions found in FSP 03-6-1 based on the Company’s analysis of its stock based compensation awards.
In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement 141R and other GAAP. FSP 142-3 became effective for the Company as of January 1, 2009. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired (if any) after January 1, 2009 and did not have an impact on the Company’s financial position or results of operations. The new disclosures required by FSP 142-3 were adopted as of January 1, 2009 and relate to an acquired leasehold interest intangible asset of approximately $10,653,000 acquired in the SMSA Acquisition. The intangible asset is subject to full amortization over the remaining life of the lease, including renewal periods, a period of approximately 28 years from the date of acquisition. The lease terms for the seven SMSA facilities provide for an initial term and renewal periods at the Company’s option through May 31, 2035. As the renewal periods of the acquired leased facilities are solely based on the Company’s option it is expected that costs (if any) to renew the lease through its current amortization period would be nominal and the decision to continue to lease the acquired facilities lies solely within the Company’s intent to continue to operate the SMSA facilities. Costs (if any) to renew the lease agreement would be nominal and would be included in deferred lease costs and amortized over the renewal period. Amortization expense of approximately $96,000 and $88,000 related to this intangible asset was recorded during the three month periods ended March 31, 2009 and 2008, respectively.
Effective January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree as well as the goodwill acquired or gain recognized in a bargain purchase. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. During the fourth quarter of 2008, the Company expensed $202,000 in acquisition costs related to the potential transaction discussed in Note 3. Under SFAS No. 141, these costs were considered part of the purchase price and as such were capitalized, but under SFAS No. 141R these costs are expensed as incurred.
12. AMENDMENT TO MASTER LEASE FOR ADDITIONAL CAPITAL IMPROVEMENT FUNDS
In May 2009, the Company entered into an amendment to the Master lease with Omega under which Omega has agreed to provide $5,000,000 to fund renovations to several nursing centers leased from Omega. The annual base rent related to these facilities will be increased to reflect the amount of capital improvements to the respective facilities as the related expenditures are made. The increase is based on a rate of 10.25% per year of the amount financed under this amendment. This arrangement is similar to amendments entered into in 2006 and 2005 that provided financing totaling $10,000,000 that was used to fund renovations to several nursing centers leased from Omega.

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
As of March 31, 2009, our continuing operations consist of 50 nursing centers with 5,773 licensed nursing beds and 14 assisted living units. We own 9 and lease 41 of our nursing centers included in continuing operations.
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
Critical Accounting Policies and Judgments
A “critical accounting policy” is one which is both important to the understanding of our financial condition and results of operations and requires management’s most difficult, subjective or complex judgments often of the need to make estimates about the effect of matters that are inherently uncertain. Actual results could differ from those estimates and cause our reported net income to vary significantly from period to period. Our critical accounting policies are more fully described in our 2008 Annual Report on
Form 10-K.
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
Reduction in health care spending has become a national priority in the United States, and the field of health care regulation and reimbursement is a rapidly evolving one. On May 1, 2009, CMS issued a draft regulation that would reduce Medicare payments to skilled nursing facilities by approximately 1.2% compared to the fiscal year ending September 30, 2009. The rate reduction would be effective October 1, 2009. The decrease is the net effect of a 3.3% decrease intended to correct CMS forecasting errors that resulted when the current Resource Utilization Group (RUG) system went into effect in 2006, partially offset by a proposed 2.1% inflation increase as measured by the SNF “market basket.” The proposed rule is subject to public comment through June 30, 2009. It is expected to be finalized in late July 2009 and remains subject to further change.
During February 2008, Florida enacted a provider tax that will result in increases in the Medicaid rate for facilities in that state. This increase is effective April 1, 2009 and is expected to result in increased revenues of approximately $0.2 million per month and an increase in provider tax expense of approximately $0.1 million per month for a net increase to pre-tax income of $0.1 million per month. While this rate increase takes place in April, due to state budget shortfalls, Florida reduced Medicaid rates for the month of March 2009, resulting in a decrease in revenue for the one month of approximately $0.1 million.
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
We are unable to predict, what, if any, reform proposals or reimbursement limitations will be implemented in the future, or the effect such changes would have on our operations. For the three months ended March 31, 2009, we derived 31.6% and 53.2% of our total patient and resident revenues related to continuing operations from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on our profitability.
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
Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of March 31, 2009, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

		Less
		than	1 to 3	3 to 5	After
Contractual Obligations	Total	1 year	Years	Years	5 Years
Long-term debt obligations (1)	$34,663	$3,659	$27,609	$3,395	$—
Settlement Obligations (2)	$1,826	$1,826	$—	$—	$—
Series C Preferred Stock (3)	$5,434	$344	$5,090	$—	$—
Elimination of Preferred Stock Conversion feature (4)	$6,525	$687	$1,374	$1,374	$3,090
Operating leases	$603,158	$22,441	$43,847	$45,974	$490,896
Required capital expenditures under mortgage loans (5)	$490	$163	$245	$82	$—
Required capital expenditures under operating leases (6)	$27,400	$639	$1,290	$1,338	$24,133

Total	$679,496	$29,759	$79,455	$52,163	$518,119

(1)	Long-term debt obligations include scheduled future payments of principal and interest of long-term debt.

(2)	Settlement obligations relate to professional liability cases that will be paid in installments through March 2010. The liabilities are included in our current portion of self insurance reserves.

(3)	Series C Preferred Stock includes quarterly dividend payments and redemption value at preferred shareholder’s earliest redemption date.

(4)	Payments for the elimination of preferred stock conversion feature.

(5)	Includes annual expenditure requirements for capital maintenance under mortgage loan covenants.

(6)	Includes annual capital expenditure requirements under operating leases.
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.5 times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change of control of the Company (as defined). The maximum contingent liability under these agreements is approximately $2.0 million as of March 31, 2009. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by us or the employee. In addition, upon the occurrence of any triggering event, those certain members of management may elect to require that we purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of our common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of our stock on March 31, 2009, the maximum contingent liability for the repurchase of the equity grants is approximately $0.2 million. No amounts have been accrued for this contingent liability.
Results of Operations
The following tables present the unaudited interim statements of income and related data for the three month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,
(in thousands)	2009	2008	Change	%
PATIENT REVENUES, net	$73,758	$71,466	$2,292	3.2

EXPENSES:
Operating	58,230	55,536	2,694	4.9
Lease	5,776	5,704	72	1.3
Professional liability	3,242	(1,043)	4,285	410.8
General and administrative	4,573	4,559	14	0.3
Depreciation and amortization	1,409	1,242	167	13.4

Total expenses	73,230	65,998	7,232	11.0

OPERATING INCOME	528	5,468	(4,940)	(90.3)

OTHER INCOME (EXPENSE):
Foreign currency transaction loss	(85)	(229)	144	62.9
Other income	549	—	549	100.0
Interest income	75	160	(85)	(53.1)
Interest expense	(482)	(831)	349	42.0

	57	(900)	957	106.3

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	585	4,568	(3,983)	(87.2)
PROVISION FOR INCOME TAXES	(222)	(1,467)	(1,245)	(84.9)

NET INCOME FROM CONTINUING OPERATIONS	$363	$3,101	$(2,738)	(88.3)

	Three Months Ended
	March 31,
Percentage of Net Revenues	2009	2008

PATIENT REVENUES, net	100.0%	100.0%

EXPENSES:
Operating	78.9	77.7
Lease	7.8	8.0
Professional liability	4.4	(1.5)
General and administrative	6.2	6.4
Depreciation and amortization	1.9	1.7

Total expenses	99.2	92.3

OPERATING INCOME	0.8	7.7

OTHER INCOME (EXPENSE):
Foreign currency transaction loss	(0.1)	(0.3)
Other income	0.7	—
Interest income	0.1	0.2
Interest expense	(0.7)	(1.2)

	0.0	(1.3)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	0.8	6.4
PROVISION FOR INCOME TAXES	(0.3)	(2.1)

NET INCOME FROM CONTINUING OPERATIONS	0.5%	4.3%

Three Months Ended March 31, 2009 Compared With Three Months Ended March 31, 2008
Patient Revenues. Patient revenues increased to $73.8 million in 2009 from $71.5 million in 2008, an increase of $2.3 million, or 3.2%. This increase is primarily due to increased Medicaid rates in certain states, Medicare rate increases, and increased managed care rates and census, partially offset by the effects of lower Medicare census.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Three Months Ended
	March 31,
	2009	2008
Skilled nursing occupancy	75.9%	75.1%
Medicare census as percent of total	13.4%	13.9%
Medicare revenues as percent of total	31.6%	32.5%
Medicaid revenues as percent of total	53.2%	52.6%
Managed care census as a percent of total	1.3%	1.0%
Medicare average rate per day	$400.08	$382.35
Medicaid average rate per day	$142.54	$138.02
Managed care average rate per day	$372.71	$317.12
The Company’s average rate per day for Medicare Part A patients increased 4.6% in 2009 compared to 2008 as a result of annual inflation adjustments and the acuity levels of Medicare patients in our nursing centers, as indicated by RUG level scores, which were higher in 2009 than in 2008. Our average rate per day for Medicaid patients increased 3.3% in 2009 compared to 2008 as a result of increasing patient acuity levels and rate increases in certain states.
Operating expense. Operating expense increased to $58.2 million in 2008 from $55.5 million in 2008, an increase of $2.7 million, or 4.9%. This increase is primarily attributable to cost increases related to wages and benefits, increases in ancillary and nursing costs, an increase in employee health insurance and higher bad debt expense. Operating expense increased to 78.9% of revenue in 2009, compared to 77.7% of revenue in 2008.

The largest component of operating expenses is wages, which increased to $34.3 million in 2009 from $32.9 million in 2008, an increase of $1.4 million, or 4.3%. Wages increased primarily due to increases in wages as a result of competitive labor markets in most of the areas in which we operate, regular merit and inflationary raises for personnel (increase of approximately 3.1% for the period), and labor costs associated with increases in patient acuity levels. Wages also increased $0.4 million in 2009 as a result of increased dietary, laundry and housekeeping employees hired in 2008 following the termination of an outsourcing contract for these services at eight facilities.
In addition to increased wages, bad debt expense and employee health insurance costs were higher. Bad debt expense was $0.2 million higher in 2009 compared to 2008. Employee health insurance costs were approximately $0.2 million higher in 2009 compared to 2008. Effective January 1, 2009, the Company is self insured for the first $160,000 in claims per employee each year, up from $150,000 in 2008 and prior periods. Employee health insurance costs can vary significantly from year to year.
The remaining increases in same center operating expense are primarily due to the effects of increases in patient acuity levels as indicated by RUG level scores, which were higher in 2009, resulting in greater costs to care for these patients.
Lease expense. Lease expense increased to $5.8 million in 2009 from $5.7 million in 2008. The primary reason for the increase in lease expense was rent increases for lessor funded property renovations.
Professional liability. Professional liability was an expense of $3.2 million in 2009 compared to a benefit of $1.0 million in 2008, an increase in expense of $4.2 million. Our cash expenditures for professional liability costs were $2.1 million and $0.2 million for 2009 and 2008, respectively. These cash expenditures can fluctuate from year to year.
General and administrative expense. General and administrative expense was $4.6 million in both 2009 and 2008. As a percentage of revenue, general and administrative expense decreased to 6.2% in 2009 from 6.4% in 2008. Effective January 1, 2009 we have instituted a wage freeze for our corporate and regional management teams, with reduced wage increases for the balance of our employees. These policies will be reevaluated as business and economic conditions improve.
Depreciation and amortization. Depreciation and amortization expense was approximately $1.4 million in 2009 and $1.2 million in 2008. The increase in 2009 is primarily due to depreciation and amortization expenses related to capital expenditures for additions to property and equipment.
Foreign currency transaction loss. Foreign currency transaction losses of $85,000 and $229,000 were recorded in 2009 and 2008, respectively. Such losses result primarily from foreign currency translation of a note receivable from the sale of our Canadian operations in 2004.
Other income. Other income of $549,000 is a non-cash gain that is the result of the settlement of pre-acquisition cost report obligations related to one of the homes we acquired in Texas in 2007. We had previously recorded a contingent liability related to cost report assessments and the other income results from the settlement of this liability with CMS for less than our initial estimate.
Interest expense. Interest expense decreased to $0.5 million 2009 compared to $0.8 million in 2008. The reduction in expense is due to principal payments made during 2008 and reductions in variable interest rates.
Income from continuing operations before income taxes; income from continuing operations per common share. As a result of the above, continuing operations reported income before income taxes of $0.6 million in 2009 compared to income of $4.6 million in 2008. The provision for income taxes was $0.2 million in 2009, an effective rate of 37.9%, compared to $1.5 million in 2008, an effective rate of 32.1%. During the three months ending March 31, 2008 our income taxes were reduced by carryforward credits we generated under the Work Opportunity Tax Credit program in years prior to 2001. The basic and diluted income per common share from continuing operations were $0.05 and $0.05, respectively, in 2009, as compared to a basic and diluted income per common share from continuing operations of $0.52 and $0.50, respectively, in 2008.

Liquidity and Capital Resources
Liquidity
Net cash provided by operating activities of continuing operations totaled $3.2 million and $2.5 million in 2009 and 2008, respectively. Discontinued operations used cash of $12,000 in 2008.
Investing activities of continuing operations used cash of $2.9 million and $2.2 million in 2009 and 2008, respectively. These amounts primarily represent cash used for purchases of property, plant and equipment. We have used between $4.1 million and $9.7 million for capital expenditures of continuing operations in each of the three calendar years ending December 31, 2008. Investing activities of discontinued operations used no cash in 2009 and used $49,000 in 2008.
Financing activities of continuing operations provided cash of $0.6 million in 2009 and used cash of $1.6 million in 2008. Cash used in 2009 and 2008 primarily resulted from payment of existing debt obligations of $0.6 million and $0.5 million, and the repurchase of $1.1 million of our common stock in 2008. There were no cash flows from financing activities of discontinued operations in 2009 or 2008. No interest costs or debt were allocated to discontinued operations.
Note Receivable
We have a note receivable denominated in Canadian dollars from the sale of our Canadian subsidiary in 2004. The balance of the note at March 31, 2009 is approximately $4.9 million Canadian ($4.0 million US). During March 2009, we entered into an agreement to extend the maturity of this note to May 2010 while the borrower seeks replacement financing. Under this amendment, we will receive an installment of approximately $600,000 Canadian plus accrued interest on May 11, 2009 and the balance of the note is due in full on May 11, 2010. From May 11, 2009 through the date of final payment, the note will bear interest at a rate that is the greater of 5% or LIBOR plus 4%. All other terms of the note remain the same.
Professional Liability
We have numerous pending liability claims, disputes and legal actions for professional liability and other related issues. As described in Note 5 of the Notes to Interim Consolidated Financial Statements, we are effectively self-insured for professional and general liability claims. As of March 31, 2009, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred but unreported claims of $16.0 million. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows. In December 2008, we entered into agreements to settle certain professional liability cases. As of March 31, 2009, we are obligated to pay installments related to these cases totaling $1.8 million that will be paid through March 2010 in quarterly payments of between $0.4 million to $0.5 million. The remaining obligation for these claims is fully accrued and included in the accrual for professional liability claims. In addition to these settlement payments, we will have throughout the year additional cash expenditures for other settlements and self-insured professional liability costs.

Capital Resources
As of March 31, 2009, we had $31.9 million of outstanding borrowings, including $2.5 million in current scheduled payments of long-term debt.
We have a $15 million revolving credit facility that provides revolving credit loans as well as the issuance of letters of credit. The revolver is secured by accounts receivable and there are limits on the maximum amount of loans that may be outstanding under the revolver based on borrowing base restrictions. The revolver has a term of three years, expiring August 2010, and bears interest at our option of LIBOR plus 2.25% or the bank’s prime lending rate. Annual fees for letters of credit issued under this revolver are 2.25% of the amount outstanding. We have a letter of credit of approximately $8.1 million to serve as a security deposit for all of our leases with Omega. Considering the balance of eligible accounts receivable at March 31, 2009, the letter of credit and the current maximum loan of $15 million, the balance available for future revolving credit loans would be $6.9 million. As of March 31, 2009, we had no borrowings outstanding under our revolving credit facility.
Our debt agreements contain various financial covenants, the most restrictive of which relate to cash flow, census, debt service coverage ratios and liquidity. We are in compliance with all such covenants at March 31, 2009. There can be no assurances that we will be able to meet all of the covenants set forth in our amended debt agreements. A failure to meet any such covenant could have a material adverse effect on us. The Company’s bank term loan agreement requires additional payments from proceeds received upon certain asset dispositions and excess cash flows, as defined in the term loan agreement.
New Facility Construction
Texas Facility. In November 2007 and as amended in March 2008 we entered into an amendment to our master lease with Omega to provide for the construction and lease of a replacement facility for an existing 102 bed skilled nursing center in Paris, Texas. Upon the completion of the construction of the replacement facility, the existing building will be closed and the single facility lease terminated.
Under the terms of the March 14, 2008 lease amendment and an October 24, 2008 lease amendment, Omega will provide funding and we will supervise the construction of the facility. Construction began during the second quarter of 2008, with completion expected in mid-2009. Rent will commence upon completion of the project, but no later than August 2009. Once construction is completed, annual rent will be equal to 10.25% of the total cost of the replacement facility, including direct costs of construction, carrying costs during the construction period, furnishings and equipment, land cost and the value of the related skilled nursing facility license. The total cost of the replacement facility is expected to be approximately $7.9 million and any costs incurred in excess of the $7.9 million would be borne by us. The lease amendments provide for renewal options with respect to the new facility through 2035.
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

Facility Renovations
During 2005, we began an initiative to complete strategic renovations of certain facilities to improve occupancy, quality of care and profitability. We developed a plan to begin with those facilities with the greatest potential for benefit, and began the renovation program during the third quarter of 2005. As of March 31, 2009, we have completed renovation projects at eleven facilities. We are developing plans for additional renovation projects.
A total of $15.6 million has been spent on these renovation programs to date, with $10.0 million financed through Omega, $4.5 million financed with internally generated cash, and $1.1 million financed with long-term debt. The amounts financed by Omega have resulted in increased rent and are not reflected as capital expenditures. The total renovation funding commitment from Omega was $10.0 million, which we exhausted during 2008. In May 2009, Omega agreed to provide an additional $5.0 million to fund renovations to several nursing centers we lease from Omega under the same terms as the original $10.0 million funding commitment. Amounts financed under this $5.0 million commitment will result in increased rent and will not be reflected as capital expenditures.
For the ten facilities with renovations completed before the beginning of the first quarter 2009 compared to the last twelve months prior to the commencement of renovation, average occupancy increased from 67.0% to 73.9% and Medicare average daily census increased from a total of 111 to 123 in the first quarter of 2009. No assurance can be given that these facilities will continue to show such occupancy or Medicare average daily census improvement or that the other renovated facilities will experience similar improvements.
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
Accounts receivable attributable to patient services of continuing operations totaled $28.4 million at March 31, 2009, compared to $27.0 million at December 31, 2008, representing approximately 35 and 34 days revenue in accounts receivable at each period end, respectively. Texas Medicaid payments have been delayed due to changes in state processing related to a change in Texas Medicaid to a RUG based system during 2008, resulting in an increase in receivables of approximately $1.3 million and $1.0 million as of March 31, 2009 and December 31, 2008. In addition, accounts receivable for Tennessee Medicaid increased approximately $0.3 million as part of a phased in delay in the payment cycle that will take place from November 2008 to September 2009. Excluding effects of these payor delays and changes, our days revenue in accounts receivable would have been approximately 32 days as of March 31, 2009 and December 31, 2008.
The allowance for bad debt was $3.6 million at March 31, 2009, compared to $3.3 million at December 31, 2008. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.

Inflation
We do not believe that our operations have been materially affected by inflation for the three most recent years; however, beginning in the second half of 2008, the cost of food and utilities at our nursing facilities increased at a higher than expected rate. We are unsure whether this rate of increase will continue in future periods. We expect salary and wage increases for our skilled staff to continue to be higher than average salary and wage increases, as is common in the health care industry.
Off-Balance Sheet Arrangements
We had letters of credit outstanding of approximately $8.1 million as of March 31, 2009, which serves as a security deposit for our facility leases with Omega. The letters of credit were issued under our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility. During the three months ended March 31, 2009, we incurred approximately $46,000 in fees related to these outstanding letters of credit.
Recent Accounting Pronouncements
In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP 03-6-1”). FSP 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP was effective for us January 1, 2009. The adoption of FSP 03-6-1 did not require us to retrospectively adjust our earnings per share data to conform to the provisions found in FSP 03-6-1 based on our analysis of our stock based compensation awards.
In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement 141R, and other GAAP. FSP 142-3 was effective for us beginning January 1, 2009. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired (if any) after January 1, 2009 and did not have an impact on our financial position or results of operations. The new disclosures required by FSP 142-3 are included in Note 11 of the Notes to Interim Consolidated Financial Statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree as well as the goodwill acquired or gain recognized in a bargain purchase. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The provisions of SFAS 141R were effective for us beginning January 1, 2009. During the fourth quarter of 2008, we expensed $0.2 million in acquisition costs for the potential transaction that is discussed in Note 3 of the Notes to Interim consolidated Financial Statements. Under SFAS 141, these costs were considered part of the purchase price and as such were capitalized, but under SFAS 141R these costs are expensed as incurred.

Forward-Looking Statements
The foregoing discussion and analysis provides information deemed by management to be relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008. Certain statements made by or on behalf of us, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those contemplated by the forward-looking statements made herein. In addition to any assumptions and other factors referred to specifically in connection with such statements, other factors, many of which are beyond our ability to control or predict, could cause our actual results to differ materially from the results expressed or implied in any forward-looking statements including, but not limited to, our ability to successfully construct and operate the Paris, Texas replacement facility or the new facility contemplated in West Virginia, our ability to increase census at our renovated facilities, changes in governmental reimbursement, government regulation and health care reforms, the increased cost of borrowing under our credit agreements, our ability to comply with covenants contained in those credit agreements, the outcome of professional liability lawsuits and claims, our ability to control ultimate professional liability costs, the accuracy of our estimate of our anticipated professional liability expense, the impact of future licensing surveys, the outcome of regulatory proceedings alleging violations of laws and regulations governing quality of care or violations of other laws and regulations applicable to our business, our ability to control costs, changes to our valuation of deferred tax assets, changes in occupancy rates in our facilities, changing economic and competitive conditions, changes in anticipated revenue and cost growth, changes in the anticipated results of operations, the effect of changes in accounting policies as well as others. Investors also should refer to the risks identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the Company’s business plans and prospects. Such cautionary statements identify important factors that could cause our actual results to materially differ from those projected in forward-looking statements. In addition, we disclaim any intent or obligation to update these forward-looking statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of March 31, 2009, we had outstanding borrowings of approximately $31.9 million, all of which are at variable rates of interest. In the event that interest rates were to change 1%, the impact on future cash flows would be approximately $0.3 million annually, representing the impact of increased or decreased interest expense on variable rate debt.
We have a note receivable denominated in Canadian dollars related to the sale of our Canadian operations. This note is currently recorded on our balance sheet at $3.9 million US based on the outstanding balance of the note and the exchange rate as of March 31, 2009. The carrying value of the note in our financial statements will be increased or decreased each period based on fluctuations in the exchange rate between US and Canadian currencies, and the effect of such changes will be included as income or loss in our income statements in the period of change. In the three month periods ended March 31, 2009 and 2008, we reported transaction gains (losses) of $(85,000) and $(229,000), respectively, as a result of the effect of changes in the currency exchange rate on this note. A further change of 1% in the exchange rate between US and Canadian currencies would result in a corresponding increase or decrease to earnings of approximately $39,000.

ITEM 4. CONTROLS AND PROCEDURES
Advocat, with the participation of our principal executive and financial officers has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2009. Based on this evaluation, the principal executive and financial officers have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has been no change (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that has occurred during our fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of March 31, 2009, we are engaged in 33 professional liability lawsuits. Nine lawsuits are currently scheduled for trial, and it is expected that additional cases will be set for trial. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
During December 2008, we entered into agreements to settle certain professional liability cases. As of March 31, 2009, we are obligated to pay installments related to these cases totaling $1.8 million that will be paid through March 2010 in quarterly payments of between $0.4 million and $0.5 million. The settlement obligation for these claims is fully accrued and included in the accrual for professional liability claims.
We filed litigation in the United States Bankruptcy Court for the Northern District of Texas against SMSA, Lyric Health Care Holdings, Inc., IHS Acquisition No. 128, Inc. and Lyric Health Care LLC adversary proceeding number 08-03393, seeking a declaratory judgment that the defendants are responsible for overpayments claimed by CMS related to the SMSA Acquisition described in Note 10 of the Notes to Interim Consolidated Financial Statements. The claimed overpayments at issue occurred several years prior to our purchase of the facility, and the defendants are prior owners of the facility. In 2008, after receipt of the demand from CMS, we recorded a liability equal to our estimate of our potential ultimate exposure for this CMS assessment and defense costs. In February 2009, the case was dismissed against SMSA, and dismissed without prejudice against Lyric Health Care Holdings, Inc. and Lyric Health Care LLC, (together, “Lyric”). We filed a motion asking the court to alter, amend or reconsider its ruling against SMSA, and in late April 2009, we and SMSA submitted to the Court a proposed agreed order that will, upon entry by the judge, resolve the motion to alter or amend and result in a dismissal of the Company’s claims against SMSA. In May 2009, the Company also reached an agreement with the Centers for Medicare and Medicaid Services to settle the cost report obligations giving rise to this litigation. Upon entry of the bankruptcy court order, the pending litigation will be resolved, but we have the right to pursue Lyric in a new action in another appropriate court to recover the settlement amounts paid.
In January 2009, a purported class action complaint was filed in the Circuit Court of Garland County, Arkansas against us and certain of our subsidiaries and Garland Nursing & Rehabilitation Center (the “Facility”). The complaint alleges that the defendants breached their statutory and contractual obligations to the residents of the Facility over the past five years. We removed this lawsuit to the United States District Court for the Western District of Arkansas, case number 09-6008. The complainant has filed a motion to remand this case back to the circuit court and, on May 4, 2009, the court granted the motion to remand the lawsuit to State Court. We have not yet decided whether to pursue an appeal of this order. The lawsuit remains in its early stages and has not yet been certified by the court as a class action. Regardless of whether we appeal the order remanding the case to state court, we intend to defend the lawsuit vigorously.

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

May 6, 2009		ADVOCAT INC.
	By:	/s/ William R. Council, III
William R. Council, III
President and Chief Executive Officer, Principal Executive Officer and An Officer Duly Authorized to Sign on Behalf of the Registrant

	By:	/s/ L. Glynn Riddle, Jr.
L. Glynn Riddle, Jr.
Executive Vice President and Chief Financial Officer, Secretary, Principal Accounting Officer and An Officer Duly Authorized to Sign on Behalf of the Registrant

Exhibit
Number	Description of Exhibits

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-76150 on Form S-1).

3.2	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.5 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 33-76150 on Form S-1).

3.4	Bylaw Amendment adopted November 5, 2007 (incorporated by reference to Exhibit 3.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2007).

3.5	Amendment to Certificate of Incorporation dated March 23, 1995 (incorporated by reference to Exhibit A of Exhibit 1 to the Company’s Form 8-A filed March 30, 1995).

3.6	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.4 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company’s Registration Statement No. 33-76150 on Form S-1).

4.2	Rights Agreement dated March 13, 1995, between the Company and Third National Bank in Nashville (incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K dated March 13, 1995).

4.3	Summary of Shareholder Rights Plan adopted March 13, 1995 (incorporated by reference to Exhibit B of Exhibit 1 to Form 8-A filed March 30, 1995).

4.4	Rights Agreement of Advocat Inc. dated March 23, 1995 (incorporated by reference to Exhibit 1 to Form 8-A filed March 30, 1995).

4.5	Amended and Restated Rights Agreement dated as of December 7, 1998 (incorporated by reference to Exhibit 1 to Form 8-A/A filed December 7, 1998).

4.6	Second Amendment to Amended and Restated Rights Agreement, dated as of August 15, 2008, between Advocat, Inc. and Computershare Trust Company, N.A., a federally chartered trust company, as successor to SunTrust Bank, (incorporated by reference to the Company’s Registration Statement on Form 8-A/A filed on August 19, 2008).

10.1	Amendment No. 1 effective March 9, 2009 to Amended and Restated Employment Agreement by and between Advocat Inc. and Raymond L. Tyler.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).