Form 10-Q
period 2009-06-30
ADVOCAT INC
filed 2009-08-06
CIK 919956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
CHECK ONE:

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller Reporting Company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
5,675,987
(Outstanding shares of the issuer’s common stock as of August 3, 2009)

Part I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
ADVOCAT INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$12,101	$7,598
Receivables, less allowance for doubtful accounts of $3,628 and $3,279, respectively	25,018	23,503
Receivable for leased facility construction costs	1,399	228
Current portion of note receivable	—	466
Prepaid expenses and other current assets	2,802	1,748
Income tax refundable	230	1,369
Deferred income taxes	4,095	3,967

Total current assets	45,645	38,879

PROPERTY AND EQUIPMENT, at cost	76,909	73,517
Less accumulated depreciation	(41,243)	(38,555)
Construction in progress – leased facility	5,163	1,039
Discontinued operations, net	1,455	1,455

Property and equipment, net	42,284	37,456

OTHER ASSETS:
Deferred income taxes	14,259	13,899
Note receivable, net of current portion	—	3,486
Deferred financing and other costs, net	831	1,009
Other assets	2,031	2,031
Acquired leasehold interest, net	9,957	10,149

Total other assets	27,078	30,574

	$115,007	$106,909

(Continued)

ADVOCAT INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(continued)

	June 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt	$3,325	$2,238
Trade accounts payable	5,351	4,600
Accrued construction costs – leased facility	1,399	228
Accrued expenses:
Payroll and employee benefits	11,309	9,545
Current portion of self-insurance reserves	7,751	6,469
Other current liabilities	3,263	4,914

Total current liabilities	32,398	27,994

NONCURRENT LIABILITIES:
Long-term debt, less current portion	26,134	30,172
Self-insurance reserves, less current portion	11,861	10,212
Non-cash obligation for construction in progress – leased facility	5,163	1,039
Other noncurrent liabilities	13,299	12,050

Total noncurrent liabilities	56,457	53,473

COMMITMENTS AND CONTINGENCIES

SERIES C REDEEMABLE PREFERRED STOCK
$.10 par value, 5,000 shares authorized, issued and outstanding, including premium of $2,124 and $2,973 at June 30, 2009 and December 31, 2008, respectively	7,042	7,891

SHAREHOLDERS’ EQUITY:
Series A preferred stock, authorized 200,000 shares, $.10 par value, none issued and outstanding	—	—
Common stock, authorized 20,000,000 shares, $.01 par value, 5,908,000 and 5,903,000 shares issued, and 5,676,000 and 5,671,000 shares outstanding, respectively	59	59
Treasury stock at cost, 232,000 shares of common stock	(2,500)	(2,500)
Paid-in capital	17,341	16,903
Retained earnings	4,210	3,089

Total shareholders’ equity	19,110	17,551

	$115,007	$106,909

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts, unaudited)

	Three Months Ended June 30,
	2009	2008
PATIENT REVENUES, net	$76,051	$70,845

EXPENSES:
Operating	59,398	55,999
Lease	5,785	5,746
Professional liability	2,955	1,401
General and administrative	4,801	4,647
Depreciation and amortization	1,475	1,317

Total expenses	74,414	69,110

OPERATING INCOME	1,637	1,735

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	276	62
Interest income	79	120
Interest expense	(485)	(703)

	(130)	(521)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,507	1,214
PROVISION FOR INCOME TAXES	(570)	(505)

NET INCOME FROM CONTINUING OPERATIONS	937	709

Discontinued operations, Operating loss, net of tax benefit of $3 and $12, respectively	(7)	(19)

NET INCOME	930	690
PREFERRED STOCK DIVIDENDS	86	86

NET INCOME FOR COMMON STOCK	$844	$604

NET INCOME PER COMMON SHARE:
Per common share – basic
Continuing operations	$0.15	$0.11
Discontinued operations	—	—

	$0.15	$0.11

Per common share – diluted
Continuing operations	$0.15	$0.11
Discontinued operations	—	(0.01)

	$0.15	$0.10

WEIGHTED AVERAGE COMMON SHARES:
Basic	5,676	5,676

Diluted	5,746	5,906

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts, unaudited)

	Six Months Ended June 30,
	2009	2008
PATIENT REVENUES, net	$149,809	$142,311

EXPENSES:
Operating	117,628	111,535
Lease	11,561	11,450
Professional liability	6,197	358
General and administrative	9,374	9,206
Depreciation and amortization	2,884	2,559

Total expenses	147,644	135,108

OPERATING INCOME	2,165	7,203

OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	191	(167)
Other income	549	—
Interest income	154	280
Interest expense	(967)	(1,534)

	(73)	(1,421)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,092	5,782
PROVISION FOR INCOME TAXES	(792)	(1,972)

NET INCOME FROM CONTINUING OPERATIONS	1,300	3,810

Discontinued operations, operating loss, net of tax benefit of $3 and $19	(7)	(31)

NET INCOME	1,293	3,779
PREFERRED STOCK DIVIDENDS	172	172

NET INCOME FOR COMMON STOCK	$1,121	$3,607

NET INCOME PER COMMON SHARE:
Per common share – basic
Continuing operations	$0.20	$0.64
Discontinued operations	—	(0.01)

	$0.20	$0.63

Per common share – diluted
Continuing operations	$0.20	$0.61
Discontinued operations	—	—

	$0.20	$0.61

WEIGHTED AVERAGE COMMON SHARES:
Basic	5,674	5,715

Diluted	5,738	5,947

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,293	$3,779
Discontinued operations	(7)	(31)

Net income from continuing operations	1,300	3,810
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,884	2,559
Provision for doubtful accounts	1,441	1,023
Deferred income tax provision (benefit)	(488)	(47)
Provision for (benefit from) self-insured professional liability, net of cash payments	3,115	(2,031)
Stock based compensation	394	411
Amortization of deferred balances	190	230
Provision for leases in excess of cash payments	654	917
Non-cash gain on settlement of contingent liability	(549)	—
Foreign currency transaction (gain) loss	(191)	167
Non-cash interest income	(41)	(69)
Changes in other assets and liabilities affecting operating activities:
Receivables, net	(2,956)	1,423
Prepaid expenses and other assets	85	(691)
Trade accounts payable and accrued expenses	1,195	(3,219)

Net cash provided by continuing operations	7,033	4,483
Discontinued operations	(7)	(31)

Net cash provided by operating activities	7,026	4,452

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,396)	(4,531)
Payment for construction in progress – leased facility	(2,953)	—
Notes receivable collection	4,184	765
Deposits and other deferred balances	—	(326)

Net cash used by continuing operations	(2,165)	(4,092)
Discontinued operations	—	(49)

Net cash used in investing activities	(2,165)	(4,141)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(2,951)	(1,008)
Financing costs	(12)	(4)
Repurchase of common stock	—	(1,683)
Construction allowance receipts – leased facility	2,953	—
Proceeds from exercise of stock options	2	235
Issuance of restricted share units	76	—
Payment of preferred stock dividends	(172)	(172)
Payment for preferred stock restructuring	(254)	(246)

Net cash used in financing activities	(358)	(2,878)

(Continued)

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)
(continued)

	Six Months Ended June 30,
	2009	2008
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$4,503	$(2,567)

CASH AND CASH EQUIVALENTS, beginning of period	7,598	11,658

CASH AND CASH EQUIVALENTS, end of period	$12,101	$9,091

SUPPLEMENTAL INFORMATION:
Cash payments of interest, net of amounts capitalized	$799	$1,346

Cash payments of income taxes, net of refunds	$182	$3,848

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008
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
As of June 30, 2009, the Company’s continuing operations consist of 50 nursing centers with 5,773 licensed nursing beds and 14 assisted living units. The Company owns 9 and leases 41 of its nursing centers. The Company’s continuing operations include centers in Alabama, Arkansas, Florida, Kentucky, Ohio, Tennessee, Texas and West Virginia.
2. BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The interim consolidated financial statements for the three and six month periods ended June 30, 2009 and 2008, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the Company’s financial position at June 30, 2009 and the results of operations and cash flows for the three and six month periods ended June 30, 2009 and 2008. The Company’s consolidated balance sheet at December 31, 2008 was derived from the Company’s audited consolidated financial statements as of December 31, 2008. Certain amounts in the Company’s 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation.
The results of operations for the three and six month periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
3. ACQUISITION
On June 17, 2009 the Company completed the acquisition of certain assets of a skilled nursing facility in West Virginia. The Company had entered into an option agreement to purchase these assets for $850,000 during 2006. The Company advanced the $850,000 purchase price to the owners of the existing facility prior to January 1, 2009. Due to delays in the regulatory approval process as well as declining census in the existing facility, the Company advanced an additional $196,000 to the owners of the existing facility during 2008 and $231,000 during 2009. The purchase price of $850,000 is included in other noncurrent assets in the Company’s Consolidated Balance Sheet and the amounts advanced in excess of the purchase price have been charged to operating expenses. The Company did not assume any liabilities or working capital in connection with the acquisition. The Company is currently seeking to arrange financing for the construction of a new 90 bed replacement facility. The existing facility closed in February 2009.
4. COMPLETION OF REPLACEMENT FACILITY
In August 2009, the Company completed the construction of a 119 bed skilled nursing facility, Brentwood Terrace, located in Paris, Texas, replacing an existing 102 bed facility leased from Omega. The new facility was financed with funding from Omega, and will be leased from Omega under a long term operating lease with renewal options through 2035. The Company is awaiting the final state survey and residents are expected to move from the old facility in August 2009, at which time the old facility will be closed. Annual rent is estimated to be $773,000 initially, equal to 10.25% of the total cost of the replacement facility.
Since the Company supervised construction of the facility and was responsible for costs incurred in excess of $7.9 million, the Company was deemed to have control of the construction project and was considered the owner during the construction period. In accordance with EITF 97-10, “The Effect of Lessee Involvement in Asset Construction,” the Company is recording the amounts incurred for facility construction as “Construction in progress – leased facility”, a component of property and equipment, and amounts reimbursed by Omega are recorded as “Non-cash obligations for construction in progress – leased facility”, a long term liability. Once total project costs are finalized and reimbursed by Omega, a sale and leaseback of the facility is deemed to have occurred and the Company will remove both the facility asset and the long term liability from its consolidated balance sheet. As of June 30, 2009, the Company had recorded approximately $5,163,000 in reimbursable construction costs for this replacement facility as construction in progress – leased facility, with an equal amount recorded as non-cash obligation for construction in progress. The remaining balance of unreimbursed construction costs due from Omega are recorded as “receivable for leased facility construction costs” in the consolidated balance sheet, and totaled $1,399,000 and $228,000 at June 30, 2009 and December 31, 2008, respectively.
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
The Company has essentially exhausted all general and professional liability insurance available for claims asserted prior to March 10, 2008. For claims made during the period from March 10, 2008 through March 9, 2009, the Company maintains insurance with coverage limits of $100,000 per medical incident and total annual aggregate policy coverage limits of $500,000. For claims made during the period from March 10, 2009 through May 31, 2010, the insurance coverage limits per medical incident are $250,000 and the total aggregate policy coverage limit is $750,000. As of June 30, 2009, payments already made by the insurance provider for the period from March 10, 2008 through May 31, 2010 have reduced the remaining aggregate coverage amount in the policy period, but coverage has not been exhausted.

Reserve for Estimated Self-Insured Professional Liability Claims-
Because the Company anticipates that its actual liability for existing and anticipated claims will exceed the Company’s limited professional liability insurance coverage, the Company has recorded total liabilities for professional liability and other claims of $18,074,000 as of June 30, 2009, including approximately $13.2 million recorded for professional liability and other claims in the state of Arkansas. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis.
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
The following summarizes the Company’s accrual for professional liability and other claims for each policy year as of the end of the period:

	Accrual at
	June 30,	December 31,
	2009	2008
Policy Year End:
May 31, 2010	$1,677,000	$—
March 9, 2009	8,668,000	3,837,000
March 9, 2008	4,770,000	5,769,000
March 9, 2007	2,301,000	3,202,000
March 9, 2006	370,000	1,102,000
March 9, 2005 and earlier	288,000	1,049,000

	$18,074,000	$14,959,000

The Company’s cash expenditures for self-insured professional liability costs were $2,737,000 and $2,076,000 for the six months ended June 30, 2009 and 2008, respectively. In December 2008, the Company entered into agreements to settle certain professional liability cases. As of June 30, 2009, the Company is obligated to pay quarterly installments related to these cases totaling $1,826,000 that will be paid through March 2010. Included in the $1,826,000 in installments due at June 30, 2009 are amounts totaling $446,000 that were originally scheduled for payment in late June 2009 that were inadvertently delayed until July 2009. The remaining obligation for these claims is fully accrued and included in the accrual for professional liability claims. In addition to these settlement payments, the

Company will have additional cash expenditures for other settlements and self-insured professional liability costs throughout the year.
Other Insurance-
With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. The Company is completely self-insured for workers’ compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. The Company has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate. The liability recorded by the Company for the self-insured obligations under these plans is $232,000 as of June 30, 2009.
From June 30, 2003 until June 30, 2007, the Company’s workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. The Company accounts for premium expense for these policies based on its estimate of the level of claims expected to be incurred. Any adjustments of future premiums for workers’ compensation policies and differences between actual settlements and reserves for self-insured obligations are included in expense in the period finalized. The Company has recorded a liability of $486,000 for expected adjustments that relate to these workers’ compensation insurance programs as of June 30, 2009.
From July 1, 2007 through June 30, 2008, the Company had a guaranteed cost policy for workers’ compensation insurance, under which expense was equal to the premiums paid.
For the period from July 1, 2008 through June 30, 2010, the Company entered into a prefunded deductible workers’ compensation policy. Under this policy, the Company is self insured for the first $500,000 per claim, subject to an aggregate maximum of $3,000,000. The Company funds a loss fund account with the insurer to pay for claims below the deductible. The Company accounts for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred. The Company has recorded an asset of $186,000 for the net funding in excess of the estimated self-insured obligations under this plan as of June 30, 2009. Any differences in estimated claims costs and actual amounts are included in expense in the period finalized.
As of June 30, 2009, the Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $160,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $1,006,000 at June 30, 2009. The differences between actual settlements and reserves are included in expense in the period finalized.
6. STOCK-BASED COMPENSATION
In March 2009, the Compensation Committee of the Board of Directors approved the grant of 110,000 Stock only Stock Appreciation Rights (“SOSARs”) at an exercise price of $2.37, the market price of the Company’s common stock on the date the SOSARs were granted. The SOSARs will vest one-third on the first, second, and third anniversaries of the grant date. As a result of the SOSARs granted, the Company recorded an additional $30,000 and $36,000 in stock-based compensation expense for the three and six month periods ended June 30, 2009. As of June 30, 2009, there was approximately $167,000 of remaining compensation costs related to these 2009 SOSARs granted to be recognized over the remaining vesting period. The Company estimated the total recognized and unrecognized compensation using the Black-Scholes-Merton (“BSM”) option valuation model.

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
In March 2009, the Compensation Committee granted non-qualified stock options to purchase 15,000 shares of common stock at an exercise price of $10.80 per share to a Director who joined the Board during 2008. This award represents the initial option grant that is typically awarded to new directors as they join the Board. The award was priced based on the share price as of March 12, 2008, the date the Director joined the Board, and vests 1/3 on date of grant, 1/3 on March 12, 2009, and 1/3 on March 12, 2010, consistent with the vesting pattern of previous initial director grants. This grant resulted in $17,000 in stock based compensation expense during the six month period ended June 30, 2009 and there is approximately $9,000 of remaining compensation costs related to this grant to be recognized over the remaining vesting period.
In June 2008, several of the Company’s officers elected to use a percentage of their annual bonus to purchase restricted share units (RSU’s) of the Company’s common stock pursuant to the Advocat Inc. 2008 Stock Purchase Plan for Key Personnel (“Stock Purchase Plan”). The Stock Purchase Plan allows eligible employees to use a designated portion of their salary or bonus to purchase shares of stock at a 15% discount from the market price. In March 2009, the Company issued a total of 36,896 RSUs to twenty employees in lieu of paying a total of $76,000 in cash to such employees. Unrestricted shares of common stock will be issued in exchange for the RSUs in March 2011, subject to the conditions of the Stock Purchase Plan.
Stock based compensation expense is non-cash and is included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. The Company recorded total stock-based compensation expense of $394,000 and $411,000 in the six month periods ended June 30, 2009 and 2008, respectively.
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

8. EARNINGS PER COMMON SHARE
Information with respect to basic and diluted net income per common share is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income per common share:
Per common share – basic
Income from continuing operations	$0.15	$0.11	$0.20	$0.64
Operating loss from discontinued operations	—	—	—	(0.01)

Net income	$0.15	$0.11	$0.20	$0.63

Per common share – diluted
Income from continuing operations	$0.15	$0.11	$0.20	$0.61
Operating loss from discontinued operations	—	(0.01)	—	—

Net income	$0.15	$0.10	$0.20	$0.61

The impact of the weighted average SOSARs outstanding were not included in the computation of diluted earnings per common share because these securities would have been anti-dilutive.
9. NOTE RECEIVABLE
On June 30, 2009, the Company collected the balance due on a note receivable denominated in Canadian dollars issued in the sale of its Canadian subsidiary in 2004. The Company received installments totaling approximately $4.9 million Canadian ($4.2 million US) during May and June 2009. In accordance with the Company’s bank term loan agreement, $1.8 million (US) of the proceeds received in collection on this note receivable were paid on the principal balance of the Company’s long-term debt obligations.
10. GAIN ON SETTLEMENT WITH CMS
In May 2009, the Company reached an agreement with the Centers for Medicare and Medicaid Services (“CMS”) to settle cost report obligations related to facilities acquired in 2007. The Company also settled its claims against the seller, Senior Management Services of America North Texas, Inc. (“SMSA”). The settlement payments were made in the second quarter of 2009 and total approximately $283,000, with related legal and other costs totaling an additional $175,000. Payment of the settlements and legal fees were less than the amounts previously accrued and resulted in a gain on settlement of $549,000 that was recorded as other income in the first quarter of 2009. The liability resulted from the August 2007 acquisition of the leasehold interests and operations of seven skilled nursing facilities from SMSA. In May 2008, the Company received notification of payments due to CMS related to Medicare reimbursement for 1997 and earlier periods for one of the acquired facilities. The total amount requested by CMS was approximately $1,180,000, including accrued interest of approximately $668,000. In the second quarter of 2008, the Company recorded a liability of $1,022,000 for its estimate of its ultimate liability for this assessment and defense costs, resulting in an increase in the acquired leasehold interest intangible asset. The Company’s estimate of the liability took into consideration the facts and circumstances, including the number of operators of the property in the intervening period since the original assessment and delays by CMS in seeking collection.

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
In April 2008, the FASB issued FASB Staff Position SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other GAAP. FSP 142-3 became effective for the Company as of January 1, 2009. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired (if any) after January 1, 2009 and did not have an impact on the Company’s financial position or results of operations. The new disclosures required by FSP 142-3 were adopted as of January 1, 2009 and relate to an acquired leasehold interest intangible asset of approximately $10,653,000 acquired in the SMSA Acquisition. The intangible asset is subject to full amortization over the remaining life of the lease, including renewal periods, a period of approximately 28 years from the date of acquisition. The lease terms for the seven SMSA facilities provide for an initial term and renewal periods at the Company’s option through May 31, 2035. As the renewal periods of the acquired leased facilities are solely based on the Company’s option it is expected that costs (if any) to renew the lease through its current amortization period would be nominal and the decision to continue to lease the acquired facilities lies solely within the Company’s intent to continue to operate the SMSA facilities. Any renewal costs would be included in deferred lease costs and amortized over the renewal period. Amortization expense of approximately $192,000 and $174,000 related to this intangible asset was recorded during the six month periods ended June 30, 2009 and 2008, respectively.
Effective January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree as well as the goodwill acquired or gain recognized in a bargain purchase. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. During the fourth quarter of 2008, the Company expensed $202,000 in acquisition costs related to the transaction discussed in Note 3. Under SFAS No. 141, these costs were considered part of the purchase price and as such were capitalized, but under SFAS No. 141R these costs are expensed as incurred.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). This standard is intended to establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires issuers to reflect in their financial statements and disclosures the effects of subsequent events that provide additional evidence about conditions at the balance sheet date. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. This standard also requires issuers to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. The Company adopted SFAS 165 as of the interim period ended June 30, 2009. As the requirements under SFAS 165 are consistent with its current practice, the implementation of this standard did not have an impact on the Company’s consolidated financial statements. The Company has evaluated subsequent events through August 6, 2009, the date it filed this quarterly report on Form 10-Q.
In June 2009, the FASB issued SFAS No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 reorganizes the previously issued GAAP pronouncements into accounting topics and displays them using a consistent structure. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. SFAS 168 will be effective for the Company as of the interim period ended September 30, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have an impact on the Company’s consolidated financial statements. The only impact will be that any future references to authoritative accounting literature will be in accordance with SFAS 168 and the new numbering system prescribed by the Codification.
12. AMENDMENT TO MASTER LEASE FOR ADDITIONAL CAPITAL IMPROVEMENT FUNDS
In May 2009, the Company entered into an amendment to the Master lease with Omega under which Omega has agreed to provide $5,000,000 to fund renovations to several nursing centers leased from Omega. The annual base rent related to these facilities will be increased to reflect the amount of capital improvements to the respective facilities as the related expenditures are made. The increase is based on a rate of 10.25% per year of the amount financed under this amendment. This arrangement is similar to amendments entered into in 2006 and 2005 that provided financing totaling $10,000,000 that was used to fund renovations to several nursing centers leased from Omega. As of June 30, 2009, renovation projects have been completed at nine leased facilities with these funds, and work has commenced on two additional projects, including a 15 bed expansion at one nursing center. Plans are being developed for additional renovation projects.
13. SUBSEQUENT EVENT
On August 5, 2009, the Board of Directors approved the payment of a $0.05 per share quarterly dividend commencing with the quarter ended June 30, 2009. The second quarter cash dividend is payable on August 30, 2009 to shareholders of record on August 17, 2009. The third quarter dividend will be payable in October to shareholders of record on September 30, 2009.

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
As of June 30, 2009, our continuing operations consist of 50 nursing centers with 5,773 licensed nursing beds and 14 assisted living units. We own 9 and lease 41 of our nursing centers included in continuing operations.
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

Revenue Sources
We classify our revenues from patients and residents into four major categories: Medicaid, Medicare, Managed care as well as private pay and other. Medicaid revenues are composed of the traditional Medicaid program established to provide benefits to those in need of financial assistance in the securing of medical services. Medicare revenues include revenues received under both Part A and Part B of the Medicare program. Managed care revenues include payments for patients who are insured by a third-party entity, typically called a Health Maintenance Organization, often referred to as an HMO plan, or are Medicare beneficiaries who assign their Medicare benefits to a Managed Care replacement plan often referred to as Medicare replacement products. The private pay and other classification consist primarily of individuals or parties who directly pay for their services. Included in the private pay and other are patients who are hospice beneficiaries as well as the recipients of Veterans Administration benefits. Veterans Administration payments are made pursuant to renewable contracts negotiated with these payors.
The following table sets forth net patient and resident revenues related to our continuing operations by payor source for the periods presented (dollar amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
Medicaid	$40,831	53.7%	$37,361	52.7%	$80,055	53.4%	$74,935	52.7%
Medicare	23,922	31.5	22,726	32.1	47,558	31.8	46,037	32.4
Managed care	1,877	2.5	1,841	2.6	3,927	2.6	3,147	2.2
Private Pay and other	9,421	12.3	8,917	12.6	18,269	12.2	18,192	12.7

Total	$76,051	100.0%	$70,845	100.0%	$149,809	100.0%	$142,311	100.0%
The following table sets forth average daily skilled nursing census by payor source for our continuing operations for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
Medicaid	3,082	69.7%	2,966	68.8%	3,066	69.7%	2,981	69.0%
Medicare	584	13.2	597	13.9	586	13.3	599	13.9
Managed care	53	1.2	55	1.3	55	1.3	49	1.1
Private Pay and other	700	15.9	692	16.0	693	15.7	694	16.0

Total	4,419	100.0%	4,310	100.0%	4,400	100.0%	4,323	100.0%
Consistent with the nursing home industry in general, changes in the mix of a facility’s patient population among Medicaid, Medicare, Managed care, and private pay and other can significantly affect the profitability of the facility’s operations.
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
Reduction in health care spending has become a national priority in the United States, and the field of health care regulation and reimbursement is a rapidly evolving one. In July 2009 The Centers for Medicare and Medicaid Services (“CMS”) issued a final regulation that will reduce Medicare payments to skilled nursing facilities by approximately 1.1% compared to the fiscal year ending September 30,

2009. The rate reduction is effective October 1, 2009. The decrease is the net effect of a 3.3% decrease intended to correct CMS forecasting errors that resulted when the current Resource Utilization Group (RUG) system went into effect in 2006, partially offset by a 2.2% inflation increase as measured by the SNF “market basket.” This decrease is slightly better than the initial draft regulation proposed in May 2009 that would have resulted in an approximate 1.2% reduction in Medicare payments to skilled nursing facilities. The improvement over the proposed regulation is the result of an improved inflation increase from 2.1% to 2.2%.
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
During February 2008, Florida enacted a provider tax that resulted in increases in the Medicaid rate for facilities in that state. This increase was effective April 1, 2009 and has resulted in increased revenues of approximately $0.2 million per month and an increase in provider tax expense of approximately $0.1 million per month for a net increase to pre-tax income of $0.1 million per month.
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
Based on the expected rate information available, we expect that Medicaid rate changes effective during the third quarter 2009 will increase our average Medicaid rate by approximately 1.2%.
We are unable to predict, what, if any, reform proposals or reimbursement limitations will be implemented in the future, or the effect such changes would have on our operations. For the six months ended June 30, 2009, we derived 31.8% and 53.4% of our total patient and resident revenues related to continuing operations from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on our profitability.
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
Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of June 30, 2009, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

		Less
		than	1 to 3	3 to 5	After
Contractual Obligations	Total	1 year	Years	Years	5 Years
Long-term debt obligations (1)	$31,712	$4,385	$25,351	$1,976	$—
Settlement Obligations (2)	$1,826	$1,826	$—	$—	$—
Series C Preferred Stock (3)	$5,349	$344	$5,005	$—	$—
Elimination of Preferred Stock Conversion feature (4)	$6,353	$687	$1,374	$1,374	$2,918
Operating leases	$597,706	$22,346	$44,102	$46,251	$485,007
Required capital expenditures under mortgage loans (5)	$490	$224	$245	$21	$—
Required capital expenditures under operating leases (6)	$24,822	$499	$1,013	$1,063	$22,247

Total	$668,258	$30,311	$77,090	$50,685	$510,172

(1)	Long-term debt obligations include scheduled future payments of principal and interest of long-term debt.

(2)	Settlement obligations relate to professional liability cases that will be paid in installments through March 2010. The liabilities are included in our current portion of self insurance reserves.

(3)	Series C Preferred Stock includes quarterly dividend payments and redemption value at preferred shareholder’s earliest redemption date.

(4)	Payments for the elimination of preferred stock conversion feature.

(5)	Includes annual expenditure requirements for capital maintenance under mortgage loan covenants.

(6)	Includes annual capital expenditure requirements under operating leases.
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.5 times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change of control of the Company (as defined). The maximum contingent liability under these agreements is approximately $2.0 million as of June 30, 2009. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by us or the employee. In addition, upon the occurrence of any triggering event, those certain members of management may elect to require that we purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of our common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of our stock on June 30, 2009, the maximum contingent liability for the repurchase of the equity grants is approximately $0.2 million. No amounts have been accrued for this contingent liability.
Results of Operations
The following tables present the unaudited interim statements of income and related data for the three and six month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,
(in thousands)	2009	2008	Change	%
PATIENT REVENUES, net	$76,051	$70,845	$5,206	7.3

EXPENSES:
Operating	59,398	55,999	3,399	6.1
Lease	5,785	5,746	39	0.7
Professional liability	2,955	1,401	1,554	110.9
General and administrative	4,801	4,647	154	3.3
Depreciation and amortization	1,475	1,317	158	12.0

Total expenses	74,414	69,110	5,304	7.7

OPERATING INCOME	1,637	1,735	(98)	(5.6)

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	276	62	214	345.2
Interest income	79	120	(41)	(34.2)
Interest expense	(485)	(703)	218	31.0

	(130)	(521)	391	75.0

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,507	1,214	293	24.1
PROVISION FOR INCOME TAXES	(570)	(505)	65	12.9

NET INCOME FROM CONTINUING OPERATIONS	$937	$709	$228	32.2

	Six Months Ended June 30,
(in thousands)	2009	2008	Change	%
PATIENT REVENUES, net	$149,809	$142,311	$7,498	5.3

EXPENSES:
Operating	117,628	111,535	6,093	5.5
Lease	11,561	11,450	111	1.0
Professional liability	6,197	358	5,839	1,631.0
General and administrative	9,374	9,206	168	1.8
Depreciation and amortization	2,884	2,559	325	12.7

Total expenses	147,644	135,108	12,536	9.3

OPERATING INCOME	2,165	7,203	(5,038)	(69.9)

OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	191	(167)	358	214.4
Other income	549	—	549	100.0
Interest income	154	280	(126)	(45.0)
Interest expense	(967)	(1,534)	567	37.0

	(73)	(1,421)	1,348	94.9

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,092	5,782	(3,690)	(63.8)
PROVISION FOR INCOME TAXES	(792)	(1,972)	(1,180)	(59.8)

NET INCOME FROM CONTINUING OPERATIONS	$1,300	$3,810	$(2,510)	(65.9)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Percentage of Net Revenues	2009	2008	2009	2008
PATIENT REVENUES, net	100.0%	100.0%	100.0%	100.0%

EXPENSES:
Operating	78.1	79.0	78.5	78.4
Lease	7.6	8.1	7.7	8.0
Professional liability	3.9	2.0	4.1	0.2
General and administrative	6.3	6.6	6.3	6.5
Depreciation and amortization	1.9	1.9	1.9	1.8

Total expenses	97.8	97.6	98.5	94.9

OPERATING INCOME	2.2	2.4	1.5	5.1

OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	0.3	0.1	0.1	(0.1)
Other income	—	—	0.4	—
Interest income	0.1	0.2	0.1	0.2
Interest expense	(0.6)	(1.0)	(0.7)	(1.1)

	(0.2)	(0.7)	(0.1)	(1.0)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2.0	1.7	1.4	4.1
PROVISION FOR INCOME TAXES	(0.8)	(0.7)	(0.5)	(1.4)

NET INCOME FROM CONTINUING OPERATIONS	1.2%	1.0%	0.9%	2.7%

Three Months Ended June 30, 2009 Compared With Three Months Ended June 30, 2008
Patient Revenues
Patient revenues increased to $76.1 million in 2009 from $70.8 million in 2008, an increase of $5.3 million, or 7.3%. This increase is primarily due to increased Medicaid rates in certain states, increased Medicaid census, and Medicare rate increases, partially offset by the effects of lower Medicare census.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Three Months Ended
	June 30,
	2009	2008
Skilled nursing occupancy	76.6%	74.7%
Medicare census as percent of total	13.2%	13.9%
Managed care census as percent of total	1.2%	1.3%
Medicare revenues as percent of total	31.5%	32.1%
Medicaid revenues as percent of total	53.7%	52.7%
Managed care revenue as percent of total	2.5%	2.6%
Medicare average rate per day	$401.29	$380.01
Medicaid average rate per day	$145.22	$138.05
Managed care average rate per day	$371.16	$336.18
The Company’s average rate per day for Medicare Part A patients increased 5.6% in 2009 compared to 2008 as a result of annual inflation adjustments and the acuity levels of Medicare patients in our nursing centers, as indicated by RUG level scores, which were higher in 2009 than in 2008. Our average rate per day for Medicaid patients increased 5.2% in 2009 compared to 2008 as a result of rate increases in certain states and increasing patient acuity levels.
Operating expense
Operating expense increased to $59.4 million in 2009 from $56.0 million in 2008, an increase of $3.4 million, or 6.1%. This increase is primarily attributable to cost increases related to wages and benefits and other cost increases and decreases discussed below. Operating expense decreased to 78.1% of revenue in 2009, compared to 79.0% of revenue in 2008.
The largest component of operating expenses is wages, which increased to $35.2 million in 2009 from $33.3 million in 2008, an increase of $1.9 million, or 5.7%. Wages increased primarily due to increases in wages as a result of competitive labor markets in most of the areas in which we operate, regular merit and inflationary raises for personnel (increase of approximately 2.4% for the period), and labor costs associated with increases in census and patient acuity levels.
Employee health insurance costs were approximately $0.4 million higher in 2009 compared to 2008, an increase of 21.5%. The Company is self insured for the first $160,000 in claims per employee each year. Employee health insurance costs can vary significantly from year to year.
Bad debt expense was $0.2 million higher in 2009 compared to 2008. Collections experience was better in 2008, resulting in lower bad debt expense.
Provider taxes increased in 2009 primarily due to new rate legislation in Florida. Effective April 1, 2009 Florida enacted a provider tax that resulted in increases in the Medicaid rate for facilities in that state. This change resulted in increased revenues of approximately $0.6 million and increased provider tax expense of approximately $0.3 million during the period.
During 2009 we expensed $0.2 million in amounts paid to the seller in excess of the original agreed upon purchase price in the acquisition of certain assets of a West Virginia skilled nursing facility. We accounted for these advances in excess of the purchase price as operating expenses during 2009.
The above increases were offset by a reduction in workers’ compensation insurance expense of approximately $0.8 million in 2009. We had better claims experience in 2009, resulting in lower expense.
The remaining increases in operating expense are primarily due to the effects of increases in patient acuity levels as indicated by RUG level scores, which were higher in 2009, resulting in greater costs to care for these patients.
Lease expense
Lease expense increased to $5.8 million in 2009 from $5.7 million in 2008. The primary reason for the increase in lease expense was rent increases for lessor funded property renovations.
Professional liability
Professional liability expense increased to $3.0 million in 2009 from $1.4 million in 2008, an increase of $1.6 million. We were engaged in 31 professional liability lawsuits as of June 30, 2009, compared to 18 as of June 30, 2008. Our cash expenditures for professional liability costs were $0.7 million and $1.9 million for 2009 and 2008, respectively. Professional liability cash expenditures can fluctuate from year to year.

General and administrative expense
General and administrative expense increased to $4.8 million in 2009 from $4.6 million in 2008, an increase of $0.2 million or 3.3%. As a percentage of revenue, general and administrative expense decreased to 6.3% in 2009 from 6.6% in 2008. The increase in total expense is primarily related to executive recruitment fees for a new Chief Operating Officer of approximately $0.1 million as well as higher costs incurred in connection with the solicitation of proxies for our annual shareholders’ meeting of approximately $0.2 million. These increases were partially offset by a decrease in travel and stock-based compensation costs. Effective January 1, 2009 we have instituted a wage freeze for our corporate and regional management teams, with reduced wage increases for the balance of our employees. These policies will be reevaluated as business and economic conditions improve.
Depreciation and amortization
Depreciation and amortization expense was approximately $1.5 million in 2009 and $1.3 million in 2008. The increase in 2009 is primarily due to depreciation and amortization expenses related to capital expenditures for additions to property and equipment.
Foreign currency transaction gains
Foreign currency transaction gains of $276,000 and $62,000 were recorded in 2009 and 2008, respectively. Such gains result primarily from foreign currency translation of a note receivable from the sale of our Canadian operations in 2004. The balance due on this note was collected in June 2009.
Interest expense
Interest expense decreased to $0.5 million 2009 compared to $0.7 million in 2008. The reduction in expense is due to principal payments made during 2009 and 2008 and reductions in variable interest rates.
Income from continuing operations before income taxes; income from continuing operations per common share
As a result of the above, continuing operations reported income before income taxes of $1.5 million in 2009 compared to income of $1.2 million in 2008. The provision for income taxes was $0.6 million in 2009, an effective rate of 37.8%, compared to $0.5 million in 2008, an effective rate of 41.6%. The effective rate decreased in 2009 due to higher estimated Work Opportunity Tax Credits. The basic and diluted income per common share from continuing operations were both $0.15 in 2009, as compared to basic and diluted income per common share from continuing operations of $0.11 for both in 2008.
Six Months Ended June 30, 2009 Compared With Six Months Ended June 30, 2008
Patient Revenues
Patient revenues increased to $149.8 million in 2009 from $142.3 million in 2008, an increase of $7.5 million, or 5.3%. This increase is primarily due to increased Medicaid rates in certain states, Medicare rate increases, and increased Medicaid census, partially offset by the effects of lower Medicare census.

The following table summarizes key revenue and census statistics for continuing operations for each period:

	Six Months Ended
	June 30,
	2009	2008
Skilled nursing occupancy	76.2%	74.9%
Medicare census as percent of total	13.3%	13.9%
Managed care census as percent of total	1.3%	1.1%
Medicare revenues as percent of total	31.8%	32.4%
Medicaid revenues as percent of total	53.4%	52.7%
Managed care revenues as percent of total	2.6%	2.2%
Medicare average rate per day	$400.69	$381.18
Medicaid average rate per day	$144.03	$138.03
Managed care average rate per day	$371.95	$328.00
The Company’s average rate per day for Medicare Part A patients increased 5.1% in 2009 compared to 2008 as a result of annual inflation adjustments and the acuity levels of Medicare patients in our nursing centers, as indicated by RUG level scores, which were higher in 2009 than in 2008. Our average rate per day for Medicaid patients increased 4.3% in 2009 compared to 2008 as a result of rate increases in certain states and increasing patient acuity levels.
Operating expense
Operating expense increased to $117.6 million in 2009 from $111.5 million in 2008, an increase of $6.1 million, or 5.5%. This increase is primarily attributable to cost increases related to wages and benefits, higher bad debt expense and other costs increases and decreases discussed below. Operating expense increased to 78.5% of revenue in 2009, compared to 78.4% of revenue in 2008.
The largest component of operating expenses is wages, which increased to $69.5 million in 2009 from $66.3 million in 2008, an increase of $3.2 million, or 5.0%. Wages increased primarily due to increases in wages as a result of competitive labor markets in most of the areas in which we operate, regular merit and inflationary raises for personnel (increase of approximately 2.7% for the period), and labor costs associated with increases in census and patient acuity levels. Wages also increased $0.4 million in 2009 as a result of increased dietary, laundry and housekeeping employees hired in 2008 following the termination of an outsourcing contract for these services at eight facilities.
Employee health insurance costs were approximately $0.6 million higher in 2009 compared to 2008, an increase of 17.2%. The Company is self insured for the first $160,000 in claims per employee each year. Employee health insurance costs can vary significantly from year to year.
Bad debt expense was $0.4 million higher in 2009 compared to 2008. Collections experience was better in 2008, resulting in lower bad debt expense.
Provider taxes increased in 2009 primarily due to new rate legislation in Florida. Effective April 1, 2009 Florida enacted a provider tax that resulted in increases in the Medicaid rate for facilities in that state. This change resulted in increased revenues of approximately $0.6 million and increased provider tax expense of approximately $0.3 million during the period.
During 2009 we expensed $0.2 million in amounts paid to the seller in excess of the original agreed upon purchase price in the acquisition of certain assets of a West Virginia skilled nursing facility. We accounted for these advances in excess of the purchase price as operating expenses during 2009.

The above increases were offset by a reduction in workers’ compensation insurance expense of approximately $0.7 million in 2009. We had better claims experience in 2009, resulting in lower expense.
The remaining increases in operating expense are primarily due to the effects of increases in patient acuity levels as indicated by RUG level scores, which were higher in 2009, resulting in greater costs to care for these patients.
Lease expense
Lease expense increased to $11.6 million in 2009 from $11.5 million in 2008. The primary reason for the increase in lease expense was rent increases for lessor funded property renovations.
Professional liability
Professional liability expense increased to $6.2 million in 2009 from $0.4 million in 2008, an increase of $5.8 million. We were engaged in 31 professional liability lawsuits as of June 30, 2009, compared to 18 as of June 30, 2008. Our cash expenditures for professional liability costs were $2.7 million and $2.1 million for 2009 and 2008, respectively. Professional liability cash expenditures can fluctuate from year to year.
General and administrative expense
General and administrative expense increased to $9.4 million in 2009 from $9.2 million in 2008, an increase of $0.2 million or 1.8%. As a percentage of revenue, general and administrative expense decreased to 6.3% in 2009 from 6.5% in 2008. The increase in expense is related to executive recruitment fees for a new Chief Operating Officer of approximately $0.1 million, as well as higher costs incurred in connection with the solicitation of proxies for our annual shareholders’ meeting of approximately $0.2 million. These increases were partially offset by a decrease in travel and stock-based compensation costs. Effective January 1, 2009 we have instituted a wage freeze for our corporate and regional management teams, with reduced wage increases for the balance of our employees. These policies will be reevaluated as business and economic conditions improve.
Depreciation and amortization
Depreciation and amortization expense was approximately $2.9 million in 2009 and $2.6 million in 2008. The increase in 2009 is primarily due to depreciation and amortization expenses related to capital expenditures for additions to property and equipment.
Foreign currency transaction gain (loss).
A foreign currency transaction gain of $191,000 was recorded in 2009 compared to a loss of $167,000 in 2008. Such losses result primarily from foreign currency translation of a note receivable from the sale of our Canadian operations in 2004. The balance due on this note was collected in June 2009.
Other income
Other income of $549,000 is a non-cash gain that is the result of the settlement of pre-acquisition cost report obligations related to one of the homes we acquired in Texas in 2007. We had previously recorded a contingent liability related to cost report assessments and the other income results from the settlement of this liability with CMS for less than our initial estimate.

Interest expense
Interest expense decreased to $1.0 million in 2009 compared to $1.5 million in 2008. The reduction in expense is due to principal payments made during 2009 and 2008 and reductions in variable interest rates.
Income from continuing operations before income taxes; income from continuing operations per common share
As a result of the above, continuing operations reported income before income taxes of $2.1 million in 2009 compared to income of $5.8 million in 2008. The provision for income taxes was $0.8 million in 2009, an effective rate of 37.9%, compared to $2.0 million in 2008, an effective rate of 34.1%. During the three months ending March 31, 2008 our income taxes were reduced by carryforward credits we generated under the Work Opportunity Tax Credit program in years prior to 2001. The basic and diluted income per common share from continuing operations were both $0.20 in 2009, as compared to a basic and diluted income per common share from continuing operations of $0.64 and $0.61, respectively, in 2008.
Liquidity and Capital Resources
Our primary source of liquidity is the net cash flow provided by the operating activities of our facilities. We believe that these internally generated cash flows will be adequate to service existing debt obligations, fund required capital expenditures as well as provide cash flows for investing opportunities. In determining priorities for our cash flow we evaluate alternatives available to us and select the ones that we believe will most benefit the company over the long term. Options for our cash include, but are not limited to: capital improvements, dividends, purchase of additional shares of our common stock, acquisitions, payment on existing debt obligations, preferred stock redemptions as well as other uses. We review these potential uses and align them to our cash flows to achieve long term success. We currently have focused our investments on debt repayment and investments in our facilities. We believe other attractive development opportunities will emerge and we will continue to evaluate those opportunities carefully in light of our other investing alternatives.
Liquidity
Net cash provided by operating activities of continuing operations totaled $7.0 million and $4.5 million in 2009 and 2008, respectively. Discontinued operations used cash of $7,000 and $31,000 in 2009 and 2008, respectively.
Investing activities of continuing operations used cash of $2.2 million and $4.1 million in 2009 and 2008, respectively. These amounts primarily represent cash used for purchases of property, plant and equipment, offset by collections on a note receivable of $4.2 million and $0.8 million in 2009 and 2008, respectively. We have used between $4.1 million and $9.7 million for capital expenditures of continuing operations in each of the three calendar years ending December 31, 2008. The $3.0 million in “payment for construction in progress-leased facility” in 2009 relates to the replacement facility being constructed in Texas with lease financing as discussed below. Investing activities of discontinued operations used cash of $49,000 in 2008.
Financing activities of continuing operations used cash of $0.4 million and $2.9 million in 2009 and 2008, respectively. Cash used in 2009 and 2008 primarily resulted from payment of existing debt obligations of $3.0 million and $1.0 million, respectively, and the repurchase of $1.7 million of our common stock in 2008. The $3.0 million in “construction allowance receipts-leased facility” in 2009 relates to lease financing of the replacement facility being constructed in Texas.

Dividends
On August 5, 2009, the Board of Directors approved the payment of a $0.05 per share quarterly dividend commencing with the quarter ended June 30, 2009. The second quarter cash dividend is payable on August 30, 2009 to shareholders of record on August 17, 2009. The third quarter dividend will be payable in October to shareholders of record on September 30, 2009. While the Board of Directors intends to pay quarterly dividends, the Board will make the determination of the amount of future cash dividends, if any, to be declared and paid based on, among other things, the Company’s financial condition, funds from operations, the level of its capital expenditures and its future business prospects.
Note Receivable
On June 30, 2009, we collected the balance due on a note receivable denominated in Canadian dollars issued in the sale of our Canadian subsidiary in 2004. We received installments totaling approximately $4.9 million Canadian ($4.2 million US) during May and June 2009. In accordance with our bank term loan agreement, $1.8 million of the proceeds we received in collection of this note receivable were paid on the principal balance of our long term debt obligations.
Professional Liability
We have numerous pending liability claims, disputes and legal actions for professional liability and other related issues. As described in Note 5 of the Notes to Interim Consolidated Financial Statements, we are effectively self-insured for professional and general liability claims. As of June 30, 2009, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred but unreported claims of $18.1 million. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows. In December 2008, we entered into agreements to settle certain professional liability cases. As of June 30, 2009, we are obligated to pay quarterly installments related to these cases totaling $1.8 million that will be paid through March 2010. The remaining obligation for these claims is fully accrued and included in the accrual for professional liability claims. In addition to these settlement payments, we will have additional cash expenditures for other settlements and self-insured professional liability costs throughout the year.
Capital Resources
As of June 30, 2009, we had $29.5 million of outstanding borrowings, including $3.3 million in current scheduled payments of long-term debt.
We have a $15 million revolving credit facility that provides revolving credit loans as well as the issuance of letters of credit. The revolver is secured by accounts receivable and there are limits on the maximum amount of loans that may be outstanding under the revolver based on borrowing base restrictions. The revolver has a term of three years, expiring August 2010, and bears interest at our option of LIBOR plus 2.25% or the bank’s prime lending rate. Annual fees for letters of credit issued under this revolver are 2.25% of the amount outstanding. We have a letter of credit of approximately $8.1 million to serve as a security deposit for all of our leases with Omega. Considering the balance of eligible accounts receivable at June 30, 2009, the letter of credit and the current maximum loan of $15 million, the balance available for future revolving credit loans would be $6.9 million. As of June 30, 2009, we had no borrowings outstanding under our revolving credit facility.
Our debt agreements contain various financial covenants, the most restrictive of which relate to cash flow, census, debt service coverage ratios and liquidity. We are in compliance with all such covenants at June 30, 2009. There can be no assurances that we will be able to meet all of the covenants set forth in our amended debt agreements. A failure to meet any such covenant could have a material adverse effect on us. The Company’s bank term loan agreement requires additional payments from proceeds received upon certain asset dispositions and excess cash flows, as defined in the term loan agreement. During June 2009, we paid $1.8 million in additional payments from amounts collected on a note receivable in accordance with this agreement.
New Facility Construction
Texas Facility. In August 2009, we completed the construction of a 119 bed skilled nursing facility, Brentwood Terrace, located in Paris, Texas, replacing an existing 102 bed facility leased from Omega. The new facility was financed with funding from Omega, and will be leased from Omega under a long term operating lease with renewal options through 2035. We are awaiting the final state survey and residents are expected to move from the old facility in August 2009, at which time the old facility will be closed. Annual rent is estimated to be $773,000 initially, equal to 10.25% of the total cost of the replacement facility.
West Virginia Facility. On June 17, 2009 we completed the acquisition of certain assets of a skilled nursing facility in West Virginia. We had entered into an option agreement to purchase these assets for $850,000 during 2006. We advanced the $850,000 purchase price to the owners of the existing facility prior to January 1, 2009. Due to delays in the regulatory approval process as well as declining census in the existing facility, we advanced an additional $196,000 to the owners of the existing facility during 2008 and $231,000 during 2009. The amounts advanced in excess of purchase price have been charged to operating expenses. We are currently seeking to arrange financing for the construction of a new 90 bed replacement facility. The existing facility closed in February 2009. No assurances can be given we will be able to arrange construction financing on suitable terms for this project.
Facility Renovations
During 2005, we began an initiative to complete strategic renovations of certain facilities to improve occupancy, quality of care and profitability. We developed a plan to begin with those facilities with the greatest potential for benefit, and began the renovation program during the third quarter of 2005. As of June 30, 2009, we have completed renovation projects at eleven facilities, and have begun work on two additional projects, including a 15 bed expansion at one nursing center. We are developing plans for additional renovation projects.
A total of $15.9 million has been spent on these renovation programs to date, with $10.0 million financed through Omega, $4.8 million financed with internally generated cash, and $1.1 million financed with long-term debt. The amounts financed by Omega have resulted in increased rent and are not reflected as capital expenditures. In May 2009, Omega agreed to provide an additional $5.0 million to fund renovations to several nursing centers we lease from them under the same terms as prior funding commitments totaling $10.0 million. Renovation spending financed under these commitments will result in increased rent and will not be reflected as capital expenditures.
For the eleven facilities with renovations completed before the beginning of the second quarter 2009 compared to the last twelve months prior to the commencement of renovation, average occupancy increased from 66.5% to 73.6% and Medicare average daily census increased from a total of 118 to 147 in the second quarter of 2009. No assurance can be given that these facilities will continue to show such occupancy or Medicare average daily census improvement or that the other renovated facilities will experience similar improvements.
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
Accounts receivable attributable to patient services of continuing operations totaled $28.7 million at June 30, 2009, compared to $27.0 million at December 31, 2008, representing approximately 35 and 34 days revenue in accounts receivable at each period end, respectively. Texas Medicaid payments have been delayed due to changes in state processing related to a change in Texas Medicaid to a RUG based system during 2008, resulting in an increase in receivables of approximately $0.9 million and $1.0 million as of June 30, 2009 and December 31, 2008. In addition, accounts receivable for Tennessee Medicaid increased approximately $1.0 million as part of a phased in delay in the payment cycle that will take place from November 2008 to September 2009. This delay is expected to be permanent. Considering effects of these payor delays and changes, our days revenue in accounts receivable would have been approximately 34 days as of June 30, 2009 and December 31, 2008.
The allowance for bad debt was $3.6 million at June 30, 2009, compared to $3.3 million at December 31, 2008. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.
Inflation
We do not believe that our operations have been materially affected by inflation for the three most recent years; however, beginning in the second half of 2008, the cost of food and utilities at our nursing facilities increased at a higher than expected rate. While these increases have moderated in 2009, we are unsure whether this rate of increase will return in future periods. We expect salary and wage increases for our skilled staff to continue to be higher than average salary and wage increases, as is common in the health care industry.
Off-Balance Sheet Arrangements
We had letters of credit outstanding of approximately $8.1 million as of June 30, 2009, which serves as a security deposit for our facility leases with Omega. The letters of credit were issued under our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility. During the six months ended June 30, 2009, we incurred approximately $0.1 million in fees related to these outstanding letters of credit.
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
In April 2008, the FASB issued FASB Staff Position SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. FSP 142-3 was effective for us beginning January 1, 2009. The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively to intangible assets acquired (if any) after January 1, 2009 and did not have an impact on our financial position or results of operations. The new disclosures required by FSP 142-3 are included in Note 11 of the Notes to Interim Consolidated Financial Statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree as well as the goodwill acquired or gain recognized in a bargain purchase. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The provisions of SFAS 141R were effective for us beginning January 1, 2009. During the fourth quarter of 2008, we expensed $0.2 million in acquisition costs for the transaction that is discussed in Note 3 of the Notes to Interim Consolidated Financial Statements. Under SFAS 141, these costs were considered part of the purchase price and as such were capitalized, but under SFAS 141R these costs are expensed as incurred.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). This standard is intended to establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires issuers to reflect in their financial statements and disclosures the effects of subsequent events that provide additional evidence about conditions at the balance sheet date. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. This standard also requires issuers to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. We adopted SFAS 165 as of the interim period ended June 30, 2009. As the requirements under SFAS 165 are consistent with our current practice, the implementation of this standard did not have an impact on our consolidated financial statements and we have evaluated subsequent events through August 6, 2009, the date we filed this quarterly report on Form 10-Q.
In June 2009, the FASB issued SFAS No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 reorganizes the previously issued GAAP pronouncements into accounting topics and displays them using a consistent structure. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. SFAS 168 will be effective for us as of the interim period ended September 30, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have an impact on our consolidated financial statements. The only impact will be that any future references to authoritative accounting literature will be in accordance with SFAS 168 and the new numbering system prescribed by the Codification.

Forward-Looking Statements
The foregoing discussion and analysis provides information deemed by management to be relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008. Certain statements made by or on behalf of us, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those contemplated by the forward-looking statements made herein. In addition to any assumptions and other factors referred to specifically in connection with such statements, other factors, many of which are beyond our ability to control or predict, could cause our actual results to differ materially from the results expressed or implied in any forward-looking statements including, but not limited to, our ability to arrange appropriate financing and successfully construct and operate the replacement facility for the recently acquired facility in West Virginia, our ability to increase census at our renovated facilities, changes in governmental reimbursement, government regulation and health care reforms, any increases in the cost of borrowing under our credit agreements, our ability to comply with covenants contained in those credit agreements, the outcome of professional liability lawsuits and claims, our ability to control ultimate professional liability costs, the accuracy of our estimate of our anticipated professional liability expense, the impact of future licensing surveys, the outcome of regulatory proceedings alleging violations of laws and regulations governing quality of care or violations of other laws and regulations applicable to our business, our ability to control costs, changes to our valuation of deferred tax assets, changes in occupancy rates in our facilities, changing economic and competitive conditions, changes in anticipated revenue and cost growth, changes in the anticipated results of operations, the effect of changes in accounting policies as well as others. Investors also should refer to the risks identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the Company’s business plans and prospects. Such cautionary statements identify important factors that could cause our actual results to materially differ from those projected in forward-looking statements. In addition, we disclaim any intent or obligation to update these forward-looking statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of June 30, 2009, we had outstanding borrowings of approximately $29.5 million, all of which are at variable rates of interest. In the event that interest rates were to change 1%, the impact on future cash flows would be approximately $0.3 million annually, representing the impact of increased or decreased interest expense on variable rate debt.
Through June 30, 2009, we had a note receivable denominated in Canadian dollars related to the sale of our Canadian operations. We collected installments totaling $4.2 million US in satisfaction of this note receivable during May and June 2009. The carrying value of the note in our financial statements was increased or decreased each period based on fluctuations in the exchange rate between US and Canadian currencies, and the effect of such changes were included as income or loss in our income statements in the period of change. In the six month periods ended June 30, 2009 and 2008, we reported transaction gains (losses) of $191,000 and $(167,000), respectively, as a result of the effect of changes in the currency exchange rate on this note. Effective July 1, 2009, fluctuations in the exchange rate between US and Canadian currencies will no longer result in a corresponding increase or decrease to earnings.

ITEM 4. CONTROLS AND PROCEDURES
Advocat, with the participation of our principal executive and financial officers has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2009. Based on this evaluation, the principal executive and financial officers have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has been no change (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that has occurred during our fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of June 30, 2009, we are engaged in 31 professional liability lawsuits. Six lawsuits are currently scheduled for trial, and it is expected that additional cases will be set for trial. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
During December 2008, we entered into agreements to settle certain professional liability cases. As of June 30, 2009, we are obligated to pay quarterly installments related to these cases totaling $1.8 million that will be paid through March 2010. The settlement obligation for these claims is fully accrued and included in the accrual for professional liability claims.
In January 2009, a purported class action complaint was filed in the Circuit Court of Garland County, Arkansas against us and certain of our subsidiaries and Garland Nursing & Rehabilitation Center (the “Facility”). The complaint alleges that the defendants breached their statutory and contractual obligations to the residents of the Facility over the past five years. We removed this lawsuit to the United States District Court for the Western District of Arkansas, case number 09-6008. The complainant filed a motion to remand this case back to the circuit court and, on May 4, 2009, the court granted the motion to remand the lawsuit to State Court. We filed a request to present an appeal of this order to the United States Court of Appeals for the Eighth Circuit and the petition for permission to appeal was denied on June 5, 2009. The lawsuit remains in its early stages and has not yet been certified by the court as a class action. We intend to defend the lawsuit vigorously.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The annual meeting of shareholders was held on May 29, 2009.

(b)	Matters voted upon at the meeting:
1.	Election of Directors:
A.	Voting results for current directors, recommended by the Board of Directors

William R. Council, III
For	2,834,901
Withheld	783,297
Eligible Shares	4,593,299

Richard M. Brame
For	2,834,885
Withheld	783,313
Eligible Shares	4,593,299
B.	Voting results for director nominees proposed by a shareholder, not recommended by the Board of Directors

Paul Kessler
For	974,701
Withheld	400
Eligible Shares	4,593,299

Richard McKilligan
For	974,701
Withheld	400
Eligible Shares	4,593,299
Our continuing directors include Wallace E. Olson, William C. O’Neil, Jr., Robert Z. Hensley and Chad A. McCurdy
ITEM 6. EXHIBITS
The exhibits filed as part of this report on Form 10-Q are listed in the Exhibit Index immediately following the signature page.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 6, 2009		ADVOCAT INC.
	By:	/s/ William R. Council, III
William R. Council, III
President and Chief Executive Officer, Principal Executive Officer and An Officer Duly Authorized to Sign on Behalf of the Registrant

	By:	/s/ L. Glynn Riddle, Jr.
L. Glynn Riddle, Jr.
Executive Vice President and Chief Financial Officer, Secretary, Principal Accounting Officer and An Officer Duly Authorized to Sign on Behalf of the Registrant

Exhibit
Number	Description of Exhibits

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-76150 on Form S-1).

3.2	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.5 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 33-76150 on Form S-1).

3.4	Bylaw Amendment adopted November 5, 2007 (incorporated by reference to Exhibit 3.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2007).

3.5	Amendment to Certificate of Incorporation dated March 23, 1995 (incorporated by reference to Exhibit A of Exhibit 1 to the Company’s Form 8-A filed March 30, 1995).

3.6	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.4 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company’s Registration Statement No. 33-76150 on Form S-1).

4.2	Rights Agreement dated March 13, 1995, between the Company and Third National Bank in Nashville (incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K dated March 13, 1995).

4.3	Summary of Shareholder Rights Plan adopted March 13, 1995 (incorporated by reference to Exhibit B of Exhibit 1 to Form 8-A filed March 30, 1995).

4.4	Rights Agreement of Advocat Inc. dated March 23, 1995 (incorporated by reference to Exhibit 1 to Form 8-A filed March 30, 1995).

4.5	Amended and Restated Rights Agreement dated as of December 7, 1998 (incorporated by reference to Exhibit 1 to Form 8-A/A filed December 7, 1998).

4.6	Second Amendment to Amended and Restated Rights Agreement, dated as of August 15, 2008, between Advocat, Inc. and Computershare Trust Company, N.A., a federally chartered trust company, as successor to SunTrust Bank, (incorporated by reference to the Company’s Registration Statement on Form 8-A/A filed on August 19, 2008).

10.1	Ninth Amendment to Consolidated Amended and Restated Master Lease dated as of May 5, 2009 by and between Sterling Acquisition Corp., a Kentucky corporation and Diversicare Leasing Corp., a Tennessee corporation

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).