Form 10-Q
period 2009-09-30
ADVOCAT INC
filed 2009-11-09
CIK 919956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
CHECK ONE:

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
5,676,987
(Outstanding shares of the issuer’s common stock as of November 2, 2009)

Part I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
ADVOCAT INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$12,126	$7,598
Receivables, less allowance for doubtful accounts of $3,254 and $3,279, respectively	25,290	23,503
Receivable for leased facility construction costs	1,079	228
Current portion of note receivable	—	466
Prepaid expenses and other current assets	2,506	1,748
Income tax refundable	762	1,369
Deferred income taxes	4,511	3,967

Total current assets	46,274	38,879

PROPERTY AND EQUIPMENT, at cost	78,380	73,517
Less accumulated depreciation	(42,674)	(38,555)
Construction in progress — leased facility	—	1,039
Discontinued operations, net	1,455	1,455

Property and equipment, net	37,161	37,456

OTHER ASSETS:
Deferred income taxes	13,768	13,899
Note receivable, net of current portion	—	3,486
Deferred financing and other costs, net	754	1,009
Other assets	1,974	2,031
Acquired leasehold interest, net	9,860	10,149

Total other assets	26,356	30,574

	$109,791	$106,909

(Continued)

ADVOCAT INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(continued)

	September 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt	$3,567	$2,238
Trade accounts payable	5,352	4,600
Accrued construction costs — leased facility	1,079	228
Accrued expenses:
Payroll and employee benefits	10,884	9,545
Current portion of self-insurance reserves	7,842	6,469
Other current liabilities	4,048	4,914

Total current liabilities	32,772	27,994

NONCURRENT LIABILITIES:
Long-term debt, less current portion	25,328	30,172
Self-insurance reserves, less current portion	11,432	10,212
Non-cash obligation for construction in progress — leased facility	—	1,039
Other noncurrent liabilities	13,920	12,050

Total noncurrent liabilities	50,680	53,473

COMMITMENTS AND CONTINGENCIES

SERIES C REDEEMABLE PREFERRED STOCK
$.10 par value, 5,000 shares authorized, issued and outstanding, including premium of $1,699 and $2,973, respectively	6,617	7,891

SHAREHOLDERS’ EQUITY:
Series A preferred stock, authorized 200,000 shares, $.10 par value, none issued and outstanding	—	—
Common stock, authorized 20,000,000 shares, $.01 par value, 5,908,000 and 5,903,000 shares issued, and 5,676,000 and 5,671,000 shares outstanding, respectively	59	59

Treasury stock at cost, 232,000 shares of common stock	(2,500)	(2,500)
Paid-in capital	17,479	16,903
Retained earnings	4,684	3,089

Total shareholders’ equity	19,722	17,551

	$109,791	$106,909

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts, unaudited)

	Three Months Ended Sept. 30,
	2009	2008
PATIENT REVENUES, net	$77,058	$72,206

EXPENSES:
Operating	61,824	58,297
Lease	5,869	5,753
Professional liability	902	278
General and administrative	4,618	4,642
Depreciation and amortization	1,528	1,355

Total expenses	74,741	70,325

OPERATING INCOME	2,317	1,881

OTHER INCOME (EXPENSE):
Foreign currency transaction loss	—	(126)
Interest income	5	91
Interest expense	(456)	(692)

	(451)	(727)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,866	1,154
PROVISION FOR INCOME TAXES	(727)	(480)

NET INCOME FROM CONTINUING OPERATIONS	1,139	674

Discontinued operations, operating loss, net of tax benefit of $6 and $4, respectively	(7)	(4)

NET INCOME	1,132	670
PREFERRED STOCK DIVIDENDS	(86)	(86)

NET INCOME FOR COMMON STOCK	$1,046	$584

NET INCOME PER COMMON SHARE:
Per common share — basic
Continuing operations	$0.19	$0.10
Discontinued operations	(0.01)	—

	$0.18	$0.10

Per common share — diluted
Continuing operations	$0.18	$0.10
Discontinued operations	—	—

	$0.18	$0.10

COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.10	$—

WEIGHTED AVERAGE COMMON SHARES:
Basic	5,676	5,671

Diluted	5,747	5,859

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts, unaudited)

	Nine Months Ended Sept. 30,
	2009	2008
PATIENT REVENUES, net	$226,867	$214,517

EXPENSES:
Operating	179,452	169,832
Lease	17,430	17,203
Professional liability	7,099	636
General and administrative	13,992	13,848
Depreciation and amortization	4,412	3,914

Total expenses	222,385	205,433

OPERATING INCOME	4,482	9,084

OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	191	(293)
Other income	549	—
Interest income	159	371
Interest expense	(1,423)	(2,226)

	(524)	(2,148)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,958	6,936
PROVISION FOR INCOME TAXES	(1,519)	(2,452)

NET INCOME FROM CONTINUING OPERATIONS	2,439	4,484

Discontinued operations, operating loss, net of tax benefit of $9 and $23, respectively	(14)	(35)

NET INCOME	2,425	4,449
PREFERRED STOCK DIVIDENDS	(258)	(258)

NET INCOME FOR COMMON STOCK	$2,167	$4,191

NET INCOME PER COMMON SHARE:
Per common share — basic
Continuing operations	$0.38	$0.74
Discontinued operations	—	—

	$0.38	$0.74

Per common share — diluted
Continuing operations	$0.38	$0.71
Discontinued operations	—	—

	$0.38	$0.71

COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.10	$—

WEIGHTED AVERAGE COMMON SHARES:
Basic	5,675	5,700

Diluted	5,742	5,919

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Nine Months Ended Sept. 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,425	$4,449
Discontinued operations	(14)	(35)

Net income from continuing operations	2,439	4,484
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	4,412	3,914
Provision for doubtful accounts	1,798	1,684
Deferred income tax provision (benefit)	(413)	273
Provision for (benefit from) self-insured professional liability, net of cash payments	2,459	(3,636)
Stock based compensation	556	645
Amortization of deferred balances	283	335
Provision for leases in excess of cash payments	978	1,371
Non-cash gain on settlement of contingent liability	(549)	—
Foreign currency transaction (gain) loss	(191)	293
Non-cash interest income	(41)	(96)
Changes in other assets and liabilities affecting operating activities:
Receivables, net	(3,585)	1,140
Prepaid expenses and other assets	(153)	(133)
Trade accounts payable and accrued expenses	1,564	(1,365)

Net cash provided by continuing operations	9,557	8,909
Discontinued operations	(14)	(35)

Net cash provided by operating activities	9,543	8,874

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,867)	(7,259)
Payment for construction in progress — leased facility	(4,813)	—
Notes receivable collection	4,184	765
Deposits and other deferred balances	59	(413)

Net cash used in continuing operations	(5,437)	(6,907)
Discontinued operations	—	(49)

Net cash used in investing activities	(5,437)	(6,956)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(3,515)	(1,528)
Financing costs	(28)	(4)
Repurchase of common stock	—	(1,683)
Construction allowance receipts — leased facility	4,813	—
Proceeds from exercise of stock options	2	235
Issuance of restricted share units	76	—
Payment of common stock dividends	(286)	—
Payment of preferred stock dividends	(258)	(258)
Payment for preferred stock restructuring	(382)	(371)

Net cash provided by (used in) financing activities	422	(3,609)

(Continued)

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)
(continued)

	Nine Months Ended Sept. 30,
	2009	2008
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$4,528	$(1,691)

CASH AND CASH EQUIVALENTS, beginning of period	7,598	11,658

CASH AND CASH EQUIVALENTS, end of period	$12,126	$9,967

SUPPLEMENTAL INFORMATION:
Cash payments of interest, net of amounts capitalized	$1,152	$1,938

Cash payments of income taxes, net of refunds	$1,356	$3,848

The accompanying notes are an integral part of these interim consolidated financial statements.
NON-CASH TRANSACTIONS:
As discussed in Note 4 the Company was deemed to have control and was considered the owner of the Brentwood Terrace replacement facility during the construction period. Upon completion of construction of the replacement facility during the third quarter 2009, a sale and leaseback of the facility was deemed to have occurred and the Company removed both the facility asset and the long term liability from its consolidated balance sheet, resulting in non cash reductions of property and long term liability of $7.7 million.

ADVOCAT INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009 AND 2008
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
As of September 30, 2009, the Company’s continuing operations consist of 50 nursing centers with 5,784 licensed nursing beds and 14 assisted living units. The Company owns 9 and leases 41 of its nursing centers. The Company’s continuing operations include centers in Alabama, Arkansas, Florida, Kentucky, Ohio, Tennessee, Texas and West Virginia.
2. BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The interim consolidated financial statements for the three and nine month periods ended September 30, 2009 and 2008, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the Company’s financial position at September 30, 2009 and the results of its operations and cash flows for the three and nine month periods ended September 30, 2009 and 2008. The Company’s consolidated balance sheet at December 31, 2008 was derived from the Company’s audited consolidated financial statements as of December 31, 2008. Certain amounts in the Company’s 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation.
The results of operations for the three and nine month periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
3. ACQUISITION
On June 17, 2009, the Company completed the acquisition of certain assets of a skilled nursing facility in West Virginia. The Company had entered into an option agreement to purchase these assets for $850,000 during 2006. The Company advanced the $850,000 purchase price to the owners of the existing facility prior to January 1, 2009. Due to delays in the regulatory approval process as well as declining census in the existing facility, the Company advanced an additional $196,000 to the owners of the existing facility during 2008 and $231,000 during 2009. The purchase price of $850,000 is included in other noncurrent assets in the Company’s Consolidated Balance Sheet and the amounts advanced in excess of the purchase price have been charged to operating expenses. The Company did not assume any liabilities or working capital in connection with the acquisition. The Company is currently seeking financing for the construction of a new 90 bed replacement facility. The existing facility closed in February 2009.
4. REPLACEMENT FACILITY
In August 2009, the Company completed the construction of a 119 bed skilled nursing facility, Brentwood Terrace, located in Paris, Texas, replacing an existing 102 bed facility leased from Omega. The new facility was financed with funding from Omega and is leased from Omega under a long term operating lease with renewal options through 2035. Annual rent is estimated to be $789,000 initially, equal to 10.25% of $7.7 million, the total cost of the replacement facility.
Since the Company supervised construction of the facility and would have been responsible for costs incurred in excess of $7.9 million, the Company was deemed to have control of the construction project and was considered the owner during the construction period. In accordance with the accounting guidance surrounding lessee involvement in asset construction, the Company recorded the amounts incurred for facility construction as “Construction in progress — leased facility,” a component of property and equipment, and amounts reimbursed by Omega were recorded as “Non-cash obligations for construction in progress — leased facility,” a long term liability. Upon completion of construction of the replacement facility during the third quarter 2009, a sale and leaseback of the facility was deemed to have occurred and the Company removed both the facility asset and the long term liability from its consolidated balance sheet. There was no resulting gain or loss on the deemed sale and leaseback transaction and the Company will have no continuing involvement with the property except for its operating lease described above. The remaining balance of unreimbursed construction costs due from Omega is recorded as “receivable for leased facility construction costs” in the consolidated balance sheet, and totaled $1,079,000 at September 30, 2009. This amount will be collected in the fourth quarter of 2009.
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
The Company has essentially exhausted all general and professional liability insurance available for claims asserted prior to March 10, 2009. For claims made during the period from March 10, 2009 through May 31, 2010, the Company maintains insurance with coverage limits of $250,000 per medical incident and a total aggregate policy coverage limit of $750,000.

Reserve for Estimated Self-Insured Professional Liability Claims-
Because the Company anticipates that its actual liability for existing and anticipated claims will exceed the Company’s limited professional liability insurance coverage, the Company has recorded total liabilities for professional liability and other claims of $17,418,000 as of September 30, 2009, including approximately $12.4 million recorded for professional liability and other claims in the state of Arkansas. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis.
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
The following summarizes the Company’s accrual for professional liability and other claims for each policy year as of the end of the period:

	Accrual at
	September 30,	December 31,
	2009	2008
Policy Year End:
May 31, 2010	$2,705,000	$—
March 9, 2009	8,459,000	3,837,000
March 9, 2008	4,169,000	5,769,000
March 9, 2007	1,492,000	3,202,000
March 9, 2006	358,000	1,102,000
March 9, 2005 and earlier	235,000	1,049,000

	$17,418,000	$14,959,000

The Company’s cash expenditures for self-insured professional liability costs were $4,116,000 and $3,806,000 for the nine months ended September 30, 2009 and 2008, respectively. In December 2008, the Company entered into agreements to settle certain professional liability cases. As of September 30, 2009, the Company is obligated to pay quarterly installments related to these cases totaling $920,000 that will be paid through March 2010. The remaining obligation for these claims is fully accrued and included in the accrual for professional liability claims. In addition to these settlement payments, the Company will have additional cash expenditures for other settlements and self-insured professional liability costs during the year.

Other Insurance-
With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. The Company is completely self-insured for workers’ compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. The Company has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate. The liability recorded by the Company for the self-insured obligations under these plans is $264,000 as of September 30, 2009.
From June 30, 2003 until June 30, 2007, the Company’s workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. The Company accounts for premium expense for these policies based on its estimate of the level of claims expected to be incurred. Any adjustments of future premiums for workers’ compensation policies and differences between actual settlements and reserves for self-insured obligations are included in expense in the period finalized. The Company has recorded a liability of $287,000 for expected adjustments that relate to these workers’ compensation insurance programs as of September 30, 2009.
From July 1, 2007 through June 30, 2008, the Company had a guaranteed cost policy for workers’ compensation insurance, under which expense was equal to the premiums paid.
For the period from July 1, 2008 through June 30, 2010, the Company entered into a series of prefunded deductible workers’ compensation policies. Under these policies, the Company is self insured for the first $500,000 per claim, subject to an aggregate maximum of $3,000,000. The Company funds a loss fund account with the insurer to pay for claims below the deductible. The Company accounts for premium expense under these policies based on its estimate of the level of claims subject to the policy deductibles expected to be incurred. The Company has recorded a liability of $45,000 for the estimated self-insured obligations under these policies as of September 30, 2009. Any differences in estimated claims costs and actual amounts are included in expense in the period finalized.
As of September 30, 2009, the Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $160,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $1,260,000 at September 30, 2009. The differences between actual settlements and reserves are included in expense in the period finalized.
6. STOCK-BASED COMPENSATION
In March 2009, the Compensation Committee of the Board of Directors approved the grant of 110,000 Stock only Stock Appreciation Rights (“SOSARs”) at an exercise price of $2.37, the market price of the Company’s common stock on the date the SOSARs were granted. The SOSARs will vest one-third on the first, second, and third anniversaries of the grant date. As a result of the SOSARs granted, the Company recorded an additional $30,000 and $66,000 in stock-based compensation expense for the three and nine month periods ended September 30, 2009. As of September 30, 2009, there was approximately $137,000 of remaining compensation costs related to these 2009 SOSARs granted to be recognized over the remaining vesting period. The Company estimated the total recognized and unrecognized compensation using the Black-Scholes-Merton (“BSM”) option valuation model.

In computing the fair value of these SOSARs, the Company estimated the SOSARs expected term based on the average of the vesting term and the original contractual terms of the grants, consistent with the Securities and Exchange Commissions interpretive guidance and often referred to as the “Simplified Method.” The Company continues to use the Simplified Method since the Company’s exercise history is not representative of the expected term of the SOSARs granted in 2009. The Company’s recent exercise history is primarily from options granted in 2005 that were vested at grant date and were significantly in-the-money due to an increase in stock price during the period between grant date and formal approval by shareholders, and from older options granted several years ago that had fully vested.
In March 2009, the Compensation Committee granted non-qualified stock options to purchase 15,000 shares of common stock at an exercise price of $10.80 per share to a Director who joined the Board during 2008. This award represents the initial option grant that is typically awarded to new directors as they join the Board. The award was priced based on the share price as of March 12, 2008, the date the Director joined the Board, and vests 1/3 on date of grant, 1/3 on March 12, 2009, and 1/3 on March 12, 2010, consistent with the vesting pattern of previous initial director grants. This grant resulted in $18,000 in stock based compensation expense during the nine month period ended September 30, 2009 and there is approximately $8,000 of remaining compensation costs related to this grant to be recognized over the remaining vesting period.
Several of the Company’s officers have elected to use a percentage of their annual bonus to purchase restricted share units (RSU’s) of the Company’s common stock pursuant to the Advocat Inc. 2008 Stock Purchase Plan for Key Personnel (“Stock Purchase Plan”). The Stock Purchase Plan allows eligible employees to use a designated portion of their salary or bonus to purchase shares of stock or RSU’s at a 15% discount from the market price. In March 2009, the Company issued a total of 36,896 RSUs to twenty employees in lieu of paying a total of $76,000 in cash to such employees. Unrestricted shares of common stock will be issued in exchange for the RSUs in March 2011, subject to the conditions of the Stock Purchase Plan.
Stock based compensation expense is non-cash and is included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. The Company recorded total stock-based compensation expense of $556,000 and $645,000 in the nine month periods ended September 30, 2009 and 2008, respectively.
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
To appropriately reflect the impact of the asset sales and lease terminations, the Company has reclassified the operations of its discontinued facilities and the real estate described above as discontinued operations for all periods presented in the Company’s consolidated financial statements.

8. EARNINGS PER COMMON SHARE
Information with respect to basic and diluted net income per common share is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income per common share:
Per common share — basic
Income from continuing operations	$0.19	$0.10	$0.38	$0.74
Operating loss from discontinued operations	(0.01)	—	—	—

Net income	$0.18	$0.10	$0.38	$0.74

Per common share — diluted
Income from continuing operations	$0.18	$0.10	$0.38	$0.71
Operating loss from discontinued operations	—	—	—	—

Net income	$0.18	$0.10	$0.38	$0.71

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

11. RECENT ACCOUNTING GUIDANCE
In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 reorganizes the previously issued GAAP pronouncements into accounting topics and displays them using a consistent structure. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. SFAS 168 is effective for the Company as of the interim period ended September 30, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have an impact on the Company’s consolidated financial statements. The only impact was that references to authoritative accounting literature are in accordance with the Codification and the following descriptions of accounting guidance adopted in 2009 references in “italics” are the descriptive titles of the Codification Topics.
Accounting guidance adopted in 2009
In June 2008, the FASB issued guidance on “Earnings Per share” in determining whether instruments granted in share-based payment transactions are participating Securities. The guidance provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company adopted this guidance effective January 1, 2009, and it did not require the Company to retrospectively adjust its earnings per share data based on the Company’s analysis of its stock based compensation awards.
In April 2008, the FASB issued guidance on “Intangibles” in determining the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets with the intention of improving the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The Company adopted the guidance effective January 1, 2009 with the portion of the guidance used in determining the useful life of a recognized intangible asset being applied prospectively to intangible assets acquired after January 1, 2009 and did not have an impact on the Company’s financial position or results of operations. The new required disclosures were adopted as of January 1, 2009 and relate to an acquired leasehold interest intangible asset of approximately $10,653,000 acquired in the SMSA Acquisition. The intangible asset is subject to full amortization over the remaining life of the lease, including renewal periods, a period of approximately 28 years from the date of acquisition. The lease terms for the seven SMSA facilities provide for an initial term and renewal periods at the Company’s option through May 31, 2035. As the renewal periods of the acquired leased facilities are solely based on the Company’s option it is expected that costs (if any) to renew the lease through its current amortization period would be nominal and the decision to continue to lease the acquired facilities lies solely within the Company’s intent to continue to operate the SMSA facilities. Any renewal costs would be included in deferred lease costs and amortized over the renewal period. Amortization expense of approximately $288,000 and $278,000 related to this intangible asset was recorded during the nine month periods ended September 30, 2009 and 2008, respectively.
Effective January 1, 2009, the Company adopted the new guidance on “Business Combinations” which established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree as well as the goodwill acquired or gain recognized in a bargain purchase. The new guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. During the fourth quarter of 2008, the Company expensed $202,000 in acquisition costs related to the transaction discussed in Note 3. Under the business combination accounting guidance in effect prior to January 1, 2009, these costs were considered part of the purchase price and as such were capitalized, but effective January 1, 2009, the accounting guidance required these costs be expensed as incurred.
In May 2009, the FASB issued guidance on “Subsequent Events” that is intended to establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance requires issuers to reflect in their financial statements and disclosures the effects of subsequent events that provide additional evidence about conditions at the balance sheet date. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. This standard also requires issuers to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. The guidance was effective for the Company for the interim period ended June 30, 2009. As the requirements under the guidance are consistent with its current practice, the implementation did not have an impact on the Company’s consolidated financial statements. The Company has evaluated subsequent events through November 9, 2009, the date it filed this quarterly report on Form 10-Q.
12. AMENDMENT TO MASTER LEASE FOR ADDITIONAL CAPITAL IMPROVEMENT FUNDS
In May 2009, the Company entered into an amendment to the Master lease with Omega under which Omega has agreed to provide $5,000,000 to fund renovations to several nursing centers leased from Omega. The annual base rent related to these facilities will be increased to reflect the amount of capital improvements to the respective facilities as the related expenditures are made. The increase is based on a rate of 10.25% per year of the amount financed under this amendment. This arrangement is similar to amendments entered into in 2006 and 2005 that provided financing totaling $10,000,000 that was used to fund renovations to several nursing centers leased from Omega. As of September 30, 2009, renovation projects have been completed at nine leased facilities with these funds, and work has commenced on two additional projects, including a 15 bed expansion at one nursing center. Plans are being developed for additional renovation projects.
13. AMENDMENT TO SHAREHOLDERS’ RIGHTS PLAN AND COMMON DIVIDEND
On August 14, 2009, the Company’s Board of Directors amended its current Amended and Restated Rights Agreement (the “Rights Agreement”) which was originally adopted in 1995 and last amended in 2008. The amendment changes the definition of “Acquiring Person” to be such person that acquires 20% or more of the shares of Common Stock of the Company up from the 15% that previously defined an acquiring person.
On August 5, 2009, the Board of Directors approved the payment of a $0.05 per share quarterly dividend commencing with the quarter ended June 30, 2009. The second quarter cash dividend was paid on August 30, 2009 to shareholders of record on August 17, 2009. The third quarter dividend was paid on October 14, 2009 to shareholders of record on September 30, 2009. The fourth quarter dividend was declared on November 3, 2009 and will be paid in January 2010 to shareholders of record on December 31, 2009.

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
As of September 30, 2009, our continuing operations consist of 50 nursing centers with 5,784 licensed nursing beds and 14 assisted living units. We own 9 and lease 41 of our nursing centers included in continuing operations.
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
The following table sets forth net patient and resident revenues related to our continuing operations by payor source for the periods presented (dollar amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
Medicaid	$42,566	55.2%	$39,325	54.5%	$122,621	54.1%	$114,260	53.3%
Medicare	22,856	29.7	21,917	30.4	70,413	31.0	67,953	31.7
Managed care	2,013	2.6	1,760	2.4	5,940	2.6	4,907	2.3
Private Pay and other	9,623	12.5	9,204	12.7	27,893	12.3	27,397	12.7

Total	$77,058	100.0%	$72,206	100.0%	$226,867	100.0%	$214,517	100.0%

The following table sets forth average daily skilled nursing census by payor source for our continuing operations for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
Medicaid	3,128	70.3%	3,039	69.9%	3,085	69.9%	3,000	69.2%
Medicare	549	12.3	550	12.6	574	13.0	583	13.5
Managed care	53	1.2	53	1.2	54	1.2	50	1.2
Private Pay and other	721	16.2	708	16.3	704	15.9	699	16.1

Total	4,451	100.0%	4,350	100.0%	4,417	100.0%	4,332	100.0%

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
Reduction in health care spending has become a national priority in the United States, and the field of health care regulation and reimbursement is a rapidly evolving one. In July 2009, the Centers for Medicare and Medicaid Services (“CMS”) issued a final regulation that reduced Medicare payments to skilled nursing facilities by approximately 1.1% compared to the fiscal year ending September 30, 2009. The rate reduction was effective October 1, 2009. The decrease is the net effect of a 3.3%

decrease intended to correct CMS forecasting errors that resulted when the current Resource Utilization Group (RUG) system went into effect in 2006, partially offset by a 2.2% inflation increase as measured by the SNF “market basket.” This Medicare rate reduction is estimated to reduce our Medicare revenue by $0.9 million annually.
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
CMS has issued regulations that became effective October 1, 2009 that prohibit us from billing Medicare Part B for certain enteral nutrition, urological, ostomy and tracheostomy supplies. Beginning October 1, these services will be provided by third parties. We will still be required to provide the labor for the delivery of service but will not be entitled to any compensation. These regulations will result in reductions of annual revenue and pretax income of approximately $1.3 million and $0.4 million, respectively.
As a result of current economic conditions, several states in which we operate face budget shortfalls, which could result in reductions in Medicaid funding for nursing facilities. The federal government has recently made an effort to address the financial challenges state Medicaid programs are facing by increasing the amount of Medicaid funding available to states. On February 17, 2009, the “American Recovery and Reinvestment Act of 2009,” (“ARRA”) was enacted. Among other provisions, the ARRA provided $87 billion for a temporary period to assist states in maintaining and expanding Medicaid enrollment. Pressures on state budgets are expected to continue in the future and are expected to result in Medicaid rate reductions once the ARRA provisions that assist states in maintaining and expanding Medicaid end on December 31, 2010. We received annual Medicaid rate increases during the third quarter of 2009. These rate changes increased our average rate per day for Medicaid patients by 1.7%, but were accompanied by provider tax increases in certain states, which reduced the net effective Medicaid rate increase to approximately 1.0%.
We are unable to predict what, if any, reform proposals or reimbursement limitations will be implemented in the future, or the effect such changes would have on our operations. For the nine months ended September 30, 2009, we derived 31.0% and 54.1% of our total patient and resident revenues related to continuing operations from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on our profitability.
We will attempt to increase revenues from non-governmental sources. However, private payors, including managed care payors, are increasingly demanding that providers accept discounted fees or assume all or a portion of the financial risk for the delivery of health care services. Such measures may include capitated payments, which can result in significant losses to health care providers if patients require expensive treatment not adequately covered by the capitated rate.

Licensure and other Health Care Laws
All our nursing centers must be licensed by the state in which they are located in order to accept patients, regardless of payor source. In most states, nursing homes are subject to certificate of need laws, which require us to obtain government approval for the construction of new nursing homes or the addition of new licensed beds to existing homes. Our nursing centers must comply with detailed statutory and regulatory requirements on an ongoing basis in order to qualify for licensure, as well as for certification as a provider eligible to receive payments from the Medicare and Medicaid programs. Generally, the requirements for licensure and Medicare/Medicaid certification are similar and relate to quality and adequacy of personnel, quality of medical care, record keeping, dietary services, resident rights, and the physical condition of the facility and the adequacy of the equipment used therein. Each facility is subject to periodic inspections, known as “surveys” by health care regulators, to determine compliance with all applicable licensure and certification standards. Such requirements are both subjective and subject to change. If the survey concludes that there are deficiencies in compliance, the facility is subject to various sanctions, including but not limited to monetary fines and penalties, suspension of new admissions, non-payment for new admissions and loss of licensure or certification. Generally, however, once a facility receives written notice of any compliance deficiencies, it may submit a written plan of correction and is given a reasonable opportunity to correct the deficiencies. In the future, we may be required to expend significant sums in order to comply with regulatory requirements. Recently, we have experienced an increase in the severity of survey citations and the size of monetary penalties, consistent with industry trends.
Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of September 30, 2009, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

		Less
		than	1 to 3	3 to 5	After
Contractual Obligations	Total	1 year	Years	Years	5 Years
Long-term debt obligations (1)	$30,810	$4,574	$23,266	$2,970	$—
Settlement Obligations (2)	$920	$920	$—	$—	$—
Series C Preferred Stock (3)	$5,262	$344	$4,918	$—	$—
Elimination of Preferred Stock Conversion feature (4)	$6,181	$687	$1,374	$1,374	$2,746
Operating leases	$591,498	$22,091	$44,310	$46,478	$478,619
Required capital expenditures under mortgage loans (5)	$464	$260	$204	$—	$—
Required capital expenditures under operating leases (6)	$24,271	$501	$1,002	$1,002	$21,766

Total	$659,406	$29,377	$75,074	$51,824	$503,131

(1)	Long-term debt obligations include scheduled future payments of principal and interest of long-term debt.

(2)	Settlement obligations relate to professional liability cases that will be paid in installments through March 2010. The liabilities are included in our current portion of self insurance reserves.

(3)	Series C Preferred Stock includes quarterly dividend payments and redemption value at preferred shareholder’s earliest redemption date.

(4)	Payments for the elimination of preferred stock conversion feature.

(5)	Includes annual expenditure requirements for capital maintenance under mortgage loan covenants.

(6)	Includes annual capital expenditure requirements under operating leases.
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.5 times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change of control of the Company (as defined). The maximum contingent liability under these agreements is approximately $2.0 million as of September 30, 2009. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by us or the employee. In addition, upon the occurrence of any triggering event, those certain members of management may elect to require that we purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of our common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of our stock on September 30, 2009, the maximum contingent liability for the repurchase of the equity grants is approximately $1.0 million. No amounts have been accrued for this contingent liability.
Results of Operations
The following tables present the unaudited interim statements of income and related data for the three and nine month periods ended September 30, 2009 and 2008:

(in thousands)	Three Months Ended September 30,
	2009	2008	Change	%
PATIENT REVENUES, net	$77,058	$72,206	$4,852	6.7

EXPENSES:
Operating	61,824	58,297	3,527	6.1
Lease	5,869	5,753	116	2.0
Professional liability	902	278	624	224.5
General and administrative	4,618	4,642	(24)	(0.5)
Depreciation and amortization	1,528	1,355	173	12.8

Total expenses	74,741	70,325	4,416	6.3

OPERATING INCOME	2,317	1,881	436	23.2

OTHER INCOME (EXPENSE):
Foreign currency transaction loss	—	(126)	126	100.0
Interest income	5	91	(86)	(94.5)
Interest expense	(456)	(692)	236	34.1

	(451)	(727)	276	38.0

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,866	1,154	712	61.7
PROVISION FOR INCOME TAXES	(727)	(480)	(247)	(51.5)

NET INCOME FROM CONTINUING OPERATIONS	$1,139	$674	$465	69.0

(in thousands)	Nine Months Ended September 30,
	2009	2008	Change	%
PATIENT REVENUES, net	$226,867	$214,517	$12,350	5.8

EXPENSES:
Operating	179,452	169,832	9,620	5.7
Lease	17,430	17,203	227	1.3
Professional liability	7,099	636	6,463	1,016.2
General and administrative	13,992	13,848	144	1.0
Depreciation and amortization	4,412	3,914	498	12.7

Total expenses	222,385	205,433	16,952	8.3

OPERATING INCOME	4,482	9,084	(4,602)	(50.7)

OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	191	(293)	484	165.2
Other income	549	—	549	100.0
Interest income	159	371	(212)	(57.1)
Interest expense	(1,423)	(2,226)	803	36.1

	(524)	(2,148)	1,624	75.6

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,958	6,936	(2,978)	(42.9)
PROVISION FOR INCOME TAXES	(1,519)	(2,452)	(933)	(38.1)

NET INCOME FROM CONTINUING OPERATIONS	$2,439	$4,484	$(2,045)	(45.6)

Percentage of Net Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
PATIENT REVENUES, net	100.0%	100.0%	100.0%	100.0%

EXPENSES:
Operating	80.2	80.7	79.1	79.2
Lease	7.6	8.0	7.7	8.0
Professional liability	1.2	0.4	3.1	0.3
General and administrative	6.0	6.4	6.2	6.5
Depreciation and amortization	2.0	1.9	1.9	1.8

Total expenses	97.0	97.4	98.0	95.8

OPERATING INCOME	3.0	2.6	2.0	4.2

OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	—	(0.2)	0.1	(0.1)
Other income	—	—	0.2	—
Interest income	—	0.1	0.1	0.1
Interest expense	(0.6)	(0.9)	(0.6)	(1.0)

	(0.6)	(1.0)	(0.2)	(1.0)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2.4	1.6	1.8	3.2
PROVISION FOR INCOME TAXES	(0.9)	(0.7)	(0.7)	(1.1)

NET INCOME FROM CONTINUING OPERATIONS	1.5%	0.9%	1.1%	2.1%

Three Months Ended September 30, 2009 Compared With Three Months Ended September 30, 2008
Patient Revenues
Patient revenues increased to $77.1 million in 2009 from $72.2 million in 2008, an increase of $4.9 million, or 6.7%. This increase is primarily due to increased Medicaid rates in certain states, increased Medicaid census, and Medicare rate increases.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Three Months Ended
	September 30,
	2009	2008
Skilled nursing occupancy	77.1%	75.3%
Medicare census as percent of total	12.3%	12.6%
Managed care census as percent of total	1.2%	1.2%
Medicare revenues as percent of total	29.7%	30.4%
Medicaid revenues as percent of total	55.2%	54.5%
Managed care revenue as percent of total	2.6%	2.4%
Medicare average rate per day	$402.69	$385.86
Medicaid average rate per day	$147.73	$140.19
Managed care average rate per day	$375.63	$338.39
The Company’s average rate per day for Medicare Part A patients increased 4.4% in 2009 compared to 2008 as a result of annual inflation adjustments and the acuity levels of Medicare patients in our nursing centers, as indicated by RUG level scores, which were higher in 2009 than in 2008. Our average rate per day for Medicaid patients increased 5.4% in 2009 compared to 2008 as a result of rate increases in certain states, partially funded by increased provider taxes, and increasing patient acuity levels.

Operating expense
Operating expense increased to $61.8 million in 2009 from $58.3 million in 2008, an increase of $3.5 million, or 6.1%. This increase is primarily attributable to cost increases related to wages and benefits and other costs discussed below. Operating expense decreased to 80.2% of revenue in 2009, compared to 80.7% of revenue in 2008.
The largest component of operating expenses is wages, which increased to $37.4 million in 2009 from $35.6 million in 2008, an increase of $1.8 million, or 5.1%. Wages increased primarily as a result of labor costs associated with increases in census and patient acuity levels, competitive labor markets in most of the areas in which we operate and regular merit and inflationary raises for personnel (increase of approximately 1.6% for the period).
Employee health insurance costs were approximately $0.8 million higher in 2009 compared to 2008, an increase of 54.5%. The Company is self insured for the first $160,000 in claims per employee each year, and we experienced a higher level of costs during the 2009 period. Employee health insurance costs can vary significantly from year to year, and we evaluate the provisions of these plans annually. Effective January 1, 2010, we have implemented changes to our health insurance plans to increase employee-paid premiums and deductibles, which are expected to reduce the level of future cost increases borne by the Company.
Provider taxes increased approximately $0.7 million in 2009 primarily due to new rate legislation in Florida. Effective April 1, 2009 Florida enacted a provider tax that resulted in increases in the Medicaid rate for facilities in that state.
As part of the transition to the newly constructed Brentwood Terrace replacement facility we incurred approximately $0.2 million in increased operating costs. The increased operating costs were a result of additional wages, maintenance, advertising and travel related to the transition of residents and operations to the new building and the increase in census at this new building. These increased operating costs are not expected to be incurred in future periods. For the third quarter of 2009, average daily census increased to 72 compared to 37 for the second quarter of 2008, when we began construction and Medicare average daily census increased to 8 compared to 3.
The above increases were offset by a reduction in bad debt expense of $0.3 million in 2009 compared to 2008. Collections experience was better during the quarter, resulting in lower bad debt expense.
The remaining increases in operating expense are primarily due to the effects of increases in patient acuity levels as indicated by RUG level scores, which were higher in 2009, resulting in greater costs to care for these patients.
Lease expense
Lease expense increased to $5.9 million in 2009 from $5.8 million in 2008. The primary reason for the increase in lease expense was the recently completed Brentwood Terrace replacement facility. Initial quarterly rent expense for Brentwood Terrace is approximately $0.2 million per quarter and accounted for $0.1 million of the increase in 2009 for the month and a half the new facility was open.
Professional liability
Professional liability expense increased to $0.9 million in 2009 from $0.3 million in 2008, an increase of $0.6 million. We were engaged in 31 professional liability lawsuits as of September 30, 2009, compared to 29 as of September 30, 2008. Our cash expenditures for professional liability costs were $1.4 million and $1.7 million for 2009 and 2008, respectively. Professional liability cash expenditures can fluctuate from year to year.

General and administrative expense
General and administrative expense totaled $4.6 million in 2009 and 2008. As a percentage of revenue, general and administrative expense decreased to 6.0% in 2009 from 6.4% in 2008. Items impacting expense in 2009 include a $0.2 million increase in wages and a $0.1 million increase in employee health insurance costs. These increases were offset by decreases in travel costs of $0.1 million and stock-based compensation costs of $0.1 million. Effective January 1, 2009, we instituted a wage freeze for our corporate and regional management teams, with reduced wage increases for the balance of our employees. These policies will be reevaluated as business and economic conditions merit.
Depreciation and amortization
Depreciation and amortization expense was approximately $1.5 million in 2009 and $1.4 million in 2008. The increase in 2009 is primarily due to depreciation and amortization expenses related to capital expenditures for additions to property and equipment.
Foreign currency transaction gain (loss).
A foreign currency transaction loss of $126,000 was recorded in 2008 with no gain or loss in 2009. Such gains result primarily from foreign currency translation of a note receivable from the sale of our Canadian operations in 2004. The balance due on this note was collected in June 2009.
Interest expense
Interest expense decreased to $0.5 million 2009 compared to $0.7 million in 2008. The reduction in expense is due to principal payments made during 2009 and 2008 and reductions in variable interest rates.
Income from continuing operations before income taxes; income from continuing operations per common share
As a result of the above, continuing operations reported income before income taxes of $1.9 million in 2009 compared to income of $1.2 million in 2008. The provision for income taxes was $0.7 million in 2009, an effective rate of 39.0%, compared to $0.5 million in 2008, an effective rate of 41.6%. The effective rate decreased in 2009 due to higher estimated Work Opportunity Tax Credits. The basic and diluted income per common share from continuing operations were $0.19 and $0.18, respectively, in 2009, as compared to basic and diluted income per common share from continuing operations of $0.10 for both in 2008.
Nine Months Ended September 30, 2009 Compared With Nine Months Ended September 30, 2008
Patient Revenues
Patient revenues increased to $226.9 million in 2009 from $214.5 million in 2008, an increase of $12.4 million, or 5.8%. This increase is primarily due to increased Medicaid rates in certain states, Medicare rate increases, and increased Medicaid census, partially offset by the effects of lower Medicare census.

The following table summarizes key revenue and census statistics for continuing operations for each period:

	Nine Months Ended
	September 30,
	2009	2008
Skilled nursing occupancy	76.5%	75.0%
Medicare census as percent of total	13.0%	13.4%
Managed care census as percent of total	1.2%	1.2%
Medicare revenues as percent of total	31.0%	31.7%
Medicaid revenues as percent of total	54.1%	53.3%
Managed care revenues as percent of total	2.6%	2.3%
Medicare average rate per day	$401.33	$382.66
Medicaid average rate per day	$145.35	$138.76
Managed care average rate per day	$373.16	$331.70
The Company’s average rate per day for Medicare Part A patients increased 4.9% in 2009 compared to 2008 as a result of annual inflation adjustments and the acuity levels of Medicare patients in our nursing centers, as indicated by RUG level scores, which were higher in 2009 than in 2008. Our average rate per day for Medicaid patients increased 4.7% in 2009 compared to 2008 as a result of rate increases in certain states, partially funded by increased provider taxes, and increasing patient acuity levels.
Operating expense
Operating expense increased to $179.5 million in 2009 from $169.8 million in 2008, an increase of $9.7 million, or 5.7%. This increase is primarily attributable to cost increases related to wages and benefits and other costs discussed below. Operating expense decreased to 79.1% of revenue in 2009, compared to 79.2% of revenue in 2008.
The largest component of operating expenses is wages, which increased to $109.1 million in 2009 from $103.1 million in 2008, an increase of $6.0 million, or 5.7%. Wages increased primarily as a result of labor costs associated with increases in census and patient acuity levels, competitive labor markets in most of the areas in which we operate and regular merit and inflationary raises for personnel (increase of approximately 2.4% for the period). Wages also increased $0.4 million in 2009 as a result of increased dietary, laundry and housekeeping employees hired in 2008 following the termination of an outsourcing contract for these services at eight facilities.
Employee health insurance costs were approximately $1.4 million higher in 2009 compared to 2008, an increase of 29.3%. The Company is self insured for the first $160,000 in claims per employee each year, and we experienced a higher level of costs during the 2009 period. Employee health insurance costs can vary significantly from year to year, and we evaluate the provisions of these plans annually. Effective January 1, 2010, we have implemented changes to our health insurance plans to increase employee-paid premiums and deductibles, which is expected to reduce the level of future cost increases borne by the Company.
Provider taxes increased approximately $1.1 million in 2009 primarily due to new rate legislation in Florida. Effective April 1, 2009 Florida enacted a provider tax that resulted in increases in the Medicaid rate for facilities in that state.
As part of the transition to the newly constructed Brentwood Terrace replacement facility we incurred approximately $0.2 million in increased operating costs. The increased operating costs were a result of additional wages, maintenance, advertising and travel related to the transition of residents and operations to the new building and the increase in census at this new building. These increased operating costs are not expected to be incurred in future periods. For the third quarter of

2009, average daily census increased to 72 compared to 37 for the second quarter of 2008, when we began construction and Medicare average daily census increased to 8 compared to 3.
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
Lease expense
Lease expense increased to $17.4 million in 2009 from $17.2 million in 2008. The primary reason for the increase in lease expense was rent increases for lessor funded property renovations and the recently completed Brentwood Terrace replacement facility. Initial quarterly rent expense for Brentwood Terrace is approximately $0.2 million per quarter and accounted for $0.1 million of the increase in 2009 for the month and a half the new facility was open.
Professional liability
Professional liability expense increased to $7.1 million in 2009 from $0.6 million in 2008, an increase of $6.5 million. We were engaged in 31 professional liability lawsuits as of September 30, 2009, compared to 29 as of September 30, 2008. Our cash expenditures for professional liability costs were $4.1 million and $3.8 million for 2009 and 2008, respectively. Professional liability cash expenditures can fluctuate from year to year.
General and administrative expense
General and administrative expense increased to $14.0 million in 2009 from $13.8 million in 2008, an increase of $0.2 million or 1.0%. As a percentage of revenue, general and administrative expense decreased to 6.2% in 2009 from 6.5% in 2008. The increase in expense is related to a $0.3 million increase in wages, executive recruitment fees for a new Chief Operating Officer of approximately $0.1 million, as well as higher costs incurred in connection with the solicitation of proxies for our annual shareholders’ meeting of approximately $0.2 million. Employee health insurance costs increased $0.1 million in 2009. These increases were partially offset by decreases in travel costs of approximately $0.2 million and stock-based compensation costs of approximately $0.1 million. Effective January 1, 2009 we instituted a wage freeze for our corporate and regional management teams, with reduced wage increases for the balance of our employees. These policies will be reevaluated as business and economic conditions merit.
Depreciation and amortization
Depreciation and amortization expense was approximately $4.4 million in 2009 and $3.9 million in 2008. The increase in 2009 is primarily due to depreciation and amortization expenses related to capital expenditures for additions to property and equipment.

Foreign currency transaction gain (loss).
A foreign currency transaction gain of $191,000 was recorded in 2009 compared to a loss of $293,000 in 2008. Such losses result primarily from foreign currency translation of a note receivable from the sale of our Canadian operations in 2004. The balance due on this note was collected in June 2009.
Other income
Other income of $549,000 is a non-cash gain that is the result of the settlement of pre-acquisition cost report obligations related to one of the homes we acquired in Texas in 2007. We had previously recorded a contingent liability related to cost report assessments and the other income results from the settlement of this liability with CMS for less than our initial estimate.
Interest expense
Interest expense decreased to $1.4 million in 2009 compared to $2.2 million in 2008. The reduction in expense is due to principal payments made during 2009 and 2008 and reductions in variable interest rates.
Income from continuing operations before income taxes; income from continuing operations per common share
As a result of the above, continuing operations reported income before income taxes of $4.0 million in 2009 compared to income of $6.9 million in 2008. The provision for income taxes was $1.5 million in 2009, an effective rate of 38.4%, compared to $2.5 million in 2008, an effective rate of 35.4%. During the three months ending March 31, 2008, our income taxes were reduced by carryforward credits we generated under the Work Opportunity Tax Credit program in years prior to 2001. The basic and diluted income per common share from continuing operations were both $0.38 in 2009, as compared to a basic and diluted income per common share from continuing operations of $0.74 and $0.71, respectively, in 2008.
Liquidity and Capital Resources
Our primary source of liquidity is the net cash flow provided by the operating activities of our facilities. We believe that these internally generated cash flows will be adequate to service existing debt obligations, fund required capital expenditures as well as provide cash flows for investing opportunities. In determining priorities for our cash flow, we evaluate alternatives available to us and select the ones that we believe will most benefit the company over the long term. Options for our cash include, but are not limited to, capital improvements, dividends, purchase of additional shares of our common stock, acquisitions, payment on existing debt obligations, preferred stock redemptions as well as other uses. We review these potential uses and align them to our cash flows with a goal of achieving long term success.
Liquidity
Net cash provided by operating activities of continuing operations totaled $9.6 million and $8.9 million in 2009 and 2008, respectively.
Investing activities of continuing operations used cash of $5.4 million and $6.9 million in 2009 and 2008, respectively. These amounts primarily represent cash used for purchases of property, plant and equipment, offset by collections on a note receivable of $4.2 million and $0.8 million in 2009 and 2008, respectively. We have used between $4.1 million and $9.7 million for capital expenditures of continuing operations in each of the three calendar years ended December 31, 2008. The $4.8 million in “payment for construction in progress-leased facility” in 2009 relates to the replacement facility that was constructed in Texas with lease financing. During the third quarter 2009 the facility was completed and the sale and leaseback of the Brentwood Terrace facility deemed to occur.
Financing activities of continuing operations provided cash of $0.4 million in 2009 and used cash of $3.6 million in 2008. Cash used in 2009 and 2008 primarily resulted from payment of existing debt obligations of $3.5 million and $1.5 million, respectively, and the repurchase of $1.7 million of our common stock in 2008. The $4.8 million in “construction allowance receipts-leased facility” in 2009 relates to the replacement facility that was constructed in Texas with lease financing. During the third quarter 2009 the facility was completed and the sale and leaseback of the Brentwood Terrace facility deemed to occur.
Dividends
On August 5, 2009, the Board of Directors approved the payment of a $0.05 per share quarterly dividend commencing with the quarter ended June 30, 2009. The second quarter cash dividend was paid on August 30, 2009 to shareholders of record on August 17, 2009. The third quarter dividend was paid on October 14, 2009 to shareholders of record on September 30, 2009. The fourth quarter dividend was declared on November 3, 2009 and will be paid in January 2010 to shareholders of record on December 31, 2009. While the Board of Directors intends to pay quarterly dividends, the Board will make the determination of the amount of future cash dividends, if any, to be declared and paid based on, among other things, the Company’s financial condition, funds from operations, the level of its capital expenditures and its future business prospects.
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
Professional Liability
We have numerous pending liability claims, disputes and legal actions for professional liability and other related issues. As described in Note 5 of the Notes to Interim Consolidated Financial Statements, we are effectively self-insured for professional and general liability claims. As of September 30, 2009, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred but unreported claims of $17.4 million. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows. In December 2008, we entered into agreements to settle certain professional liability cases. As of September 30, 2009, we are obligated to pay quarterly installments related to these cases totaling $0.9 million that will be paid through March 2010. The remaining obligation for these claims is fully accrued and included in the accrual for professional liability claims. In addition to these settlement payments, we will have additional cash expenditures for other settlements and self-insured professional liability costs throughout the year.
Capital Resources
As of September 30, 2009, we had $28.9 million of outstanding borrowings, including $3.6 million in current scheduled payments of long-term debt. The $28.9 million is comprised of $21.3 million owed on our mortgage loan and $7.6 million owed on our term loan. The mortgage loan and the term loan carry interest rates of LIBOR plus 3.75% and LIBOR plus 2.5%, respectively. At September 30, 2009 these rates were approximately 4.0% and 2.8% respectively.

We have a $15 million revolving credit facility that provides revolving credit loans as well as the issuance of letters of credit. The revolver is secured by accounts receivable and there are limits on the maximum amount of loans that may be outstanding under the revolver based on borrowing base restrictions. The revolver has a term of three years, expiring August 2010, and bears interest at our option of LIBOR plus 2.25% or the bank’s prime lending rate. Annual fees for letters of credit issued under this revolver are 2.25% of the amount outstanding. We have a letter of credit of approximately $8.1 million to serve as a security deposit for all of our leases with Omega. Considering the balance of eligible accounts receivable at September 30, 2009, the letter of credit and the current maximum loan of $15 million, the balance available for future revolving credit loans would be $6.9 million. As of September 30, 2009, we had no borrowings outstanding under our revolving credit facility.
The revolving credit facility matures in August 2010. We currently have no borrowings outstanding under the loan but we have outstanding letters of credit in the amount of $8.1 million as a security deposit for all of our leases with Omega. We have begun efforts to replace or renew this revolving credit facility. It is expected that a new revolving credit facility will be entered into in the ordinary course of business. In the event that we are unable to obtain replacement letters of credit, Omega would have the right to draw $8.1 million on the letters of credit prior to their expiration.
Our debt agreements contain various financial covenants, the most restrictive of which relate to cash flow, census, debt service coverage ratios and liquidity. We are in compliance with all such covenants at September 30, 2009. A failure to meet any such covenant could have a material adverse effect on us. The Company’s bank term loan agreement requires additional payments from proceeds received upon certain asset dispositions and excess cash flows, as defined in the term loan agreement.
New Facility Construction
Texas Facility. In August 2009, we completed the construction of a 119 bed skilled nursing facility, Brentwood Terrace, located in Paris, Texas, replacing an existing 102 bed facility leased from Omega. The new facility was financed with funding from Omega, and is leased from Omega under a long term operating lease with renewal options through 2035. Annual rent is estimated to be $789,000 initially, equal to 10.25% of $7.7 million, the total cost of the replacement facility. The daily census as of October 31, 2009 increased to 86 compared to 67 as of August 25, 2009, the day we moved into the facility and Medicare census increased to 10 compared to 7. For the third quarter of 2009, average daily census increased to 72 compared to 37 for the second quarter of 2008, when we began construction, and Medicare average daily census increased to 8 from 3.
West Virginia Facility. On June 17, 2009 we completed the acquisition of certain assets of a skilled nursing facility in West Virginia. We had entered into an option agreement to purchase these assets for $850,000 during 2006. We advanced the $850,000 purchase price to the owners of the existing facility prior to January 1, 2009. Due to delays in the regulatory approval process as well as declining census in the existing facility, we advanced an additional $196,000 to the owners of the existing facility during 2008 and $231,000 during 2009. The amounts advanced in excess of purchase price have been charged to operating expenses. We are currently seeking financing for the construction of a new 90 bed replacement facility. The existing facility closed in February 2009. No assurances can be given we will be able to arrange construction financing on suitable terms for this project.
Facility Renovations
During 2005, we began an initiative to complete strategic renovations of certain facilities to improve occupancy, quality of care and profitability. We developed a plan to begin with those facilities with the greatest potential for benefit, and began the renovation program during the third quarter of 2005. As of September 30, 2009, we have completed renovation projects at eleven facilities, a twelfth completed during the fourth quarter of 2009, and we have two additional projects under way, including a 15 bed expansion at one nursing center. We are developing plans for additional renovation projects.

A total of $17.7 million has been spent on these renovation programs to date, with $11.3 million financed through Omega, $5.3 million financed with internally generated cash, and $1.1 million financed with long-term debt. In May 2009, Omega agreed to provide an additional $5.0 million to fund renovations to several nursing centers we lease from them under the same terms as prior funding commitments totaling $10.0 million.
For the eleven facilities with renovations completed before the beginning of the third quarter 2009 compared to the last twelve months prior to the commencement of renovation, average occupancy increased from 66.5% to 74.7% and Medicare average daily census increased from a total of 118 to 134 in the third quarter of 2009.
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
Accounts receivable attributable to patient services of continuing operations totaled $27.9 million at September 30, 2009, compared to $27.0 million at December 31, 2008, representing approximately 34 days revenue in accounts receivable at each period end.
The allowance for bad debt was $3.3 million at September 30, 2009 and December 31, 2008. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.
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
Off-Balance Sheet Arrangements
We had letters of credit outstanding of approximately $8.1 million as of September 30, 2009, which serves as a security deposit for our facility leases with Omega. The letters of credit were issued under our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility. During the nine months ended September 30, 2009, we incurred approximately $0.1 million in fees related to these outstanding letters of credit.

Recent Accounting Guidance
In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 reorganizes the previously issued GAAP pronouncements into accounting topics and displays them using a consistent structure. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. SFAS 168 is effective for us as of the interim period ended September 30, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have an impact on our consolidated financial statements. The only impact was that references to authoritative accounting literature are in accordance with the Codification and the following descriptions of accounting guidance adopted in 2009 references in “italics” are the descriptive titles of the Codification Topics.
Accounting guidance adopted in 2009
In June 2008, the FASB issued guidance on “Earnings Per share” in determining whether instruments granted in share-based payment transactions are participating Securities. The guidance provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. We adopted this guidance effective January 1, 2009 and it did not require us to retrospectively adjust our earnings per share data based on our analysis of our stock based compensation awards.
In April 2008, the FASB issued guidance on “Intangibles” in determining the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets with the intention of improving the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. We adopted the guidance effective January 1, 2009 with the components used in determining the useful life of a recognized intangible asset being applied prospectively to intangible assets acquired after January 1, 2009 and did not have an impact on our financial position or results of operations. The new required disclosures were adopted as of January 1, 2009 and are included in Note 11 of the Notes to Interim Consolidated Financial Statements.
Effective January 1, 2009, we adopted the new guidance on “Business Combinations” which established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree as well as the goodwill acquired or gain recognized in a bargain purchase. The new guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. During the fourth quarter of 2008, we expensed $202,000 in acquisition costs related to the transaction discussed in Note 3. Under the business combination accounting guidance in effect prior to January 1, 2009, these costs were considered part of the purchase price and as such were capitalized, but effective January 1, 2009 the accounting guidance required these costs be expensed as incurred.
In May 2009, the FASB issued guidance on “Subsequent Events” that is intended to establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance requires issuers to reflect in their financial statements and disclosures the effects of subsequent events that provide additional evidence about conditions at the balance sheet date. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. This standard also requires issuers to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. The guidance was effective for us beginning with the interim period ended June 30, 2009. As the requirements under the guidance are consistent with our current practice, the implementation did not have an impact on our consolidated financial statements. We have evaluated subsequent events through November 9, 2009, the date we filed this quarterly report on Form 10-Q.
Forward-Looking Statements
The foregoing discussion and analysis provides information deemed by management to be relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008. Certain statements made by or on behalf of us, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those contemplated by the forward-looking statements made herein. In addition to any assumptions and other factors referred to specifically in connection with such statements, other factors, many of which are beyond our ability to control or predict, could cause our actual results to differ materially from the results expressed or implied in any forward-looking statements including, but not limited to, our expected refinancing in the ordinary course of business our revolving line of credit coming due in August 2010, our ability to arrange appropriate financing and successfully construct and operate the replacement facility for the recently acquired facility in West Virginia, our ability to increase census at our renovated facilities, changes in governmental reimbursement, government regulation and health care reforms, any increases in the cost of borrowing under our credit agreements, our ability to comply with covenants contained in those credit agreements, the outcome of professional liability lawsuits and claims, our ability to control ultimate professional liability costs, the accuracy of our estimate of our anticipated professional liability expense, the impact of future licensing surveys, the outcome of regulatory proceedings alleging violations of laws and regulations governing quality of care or violations of other laws and regulations applicable to our business, our ability to control costs, changes to our valuation of deferred tax assets, changes in occupancy rates in our facilities, changing economic and competitive conditions, changes in anticipated revenue and cost growth, changes in the anticipated results of operations, the effect of changes in accounting policies as well as others. Investors also should refer to the risks identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008 for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the Company’s business plans and prospects. Such cautionary statements identify important factors that could cause our actual results to materially differ from those projected in forward-looking statements. In addition, we disclaim any intent or obligation to update these forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of September 30, 2009, we had outstanding borrowings of approximately $28.9 million, all of which are at variable rates of interest. In the event that interest rates were to change 1%, the impact on future cash flows would be approximately $0.3 million annually, representing the impact of increased or decreased interest expense on variable rate debt. Our existing borrowing arrangements were entered into in 2006 and 2007, and we believe that we have interest rate terms that are less than current market terms. Based on current trends, we expect that our interest rates will increase when we refinance our debt.
Through June 30, 2009, we had a note receivable denominated in Canadian dollars related to the sale of our Canadian operations. We collected installments totaling $4.2 million US in satisfaction of this note receivable during May and June 2009. The carrying value of the note in our financial statements was increased or decreased each period based on fluctuations in the exchange rate between US and Canadian currencies, and the effect of such changes were included as income or loss in our income statements in the period of change. In the nine month periods ended September 30, 2009 and 2008, we reported transaction gains (losses) of $191,000 and $(293,000), respectively, as a result of the effect of changes in the currency exchange rate on this note. Effective July 1, 2009, fluctuations in the exchange rate between US and Canadian currencies no longer result in a corresponding increase or decrease to earnings.

ITEM 4.	CONTROLS AND PROCEDURES
Advocat, with the participation of our principal executive and financial officers has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2009. Based on this evaluation, the principal executive and financial officers have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has been no change (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that has occurred during our fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2009, we are engaged in 31 professional liability lawsuits. Nine lawsuits are currently scheduled for trial, and it is expected that additional cases will be set for trial. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
During December 2008, we entered into agreements to settle certain professional liability cases. As of September 30, 2009, we are obligated to pay quarterly installments related to these cases totaling $0.9 million that will be paid through March 2010. The settlement obligation for these claims is fully accrued and included in the accrual for professional liability claims.
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

November 9, 2009		ADVOCAT INC.
	By:	/s/ William R. Council, III
William R. Council, III
President and Chief Executive Officer, Principal Executive Officer and An Officer Duly Authorized to Sign on Behalf of the Registrant

	By:	/s/ L. Glynn Riddle, Jr.
L. Glynn Riddle, Jr.
Executive Vice President and Chief Financial Officer, Secretary, Principal Accounting Officer and An Officer Duly Authorized to Sign on Behalf of the Registrant

Exhibit Number	Description of Exhibits
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-76150 on Form S-1).

3.2	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.5 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 33-76150 on Form S-1).

3.4	Bylaw Amendment adopted November 5, 2007 (incorporated by reference to Exhibit 3.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2007).

3.5	Amendment to Certificate of Incorporation dated March 23, 1995 (incorporated by reference to Exhibit A of Exhibit 1 to the Company’s Form 8-A filed March 30, 1995).

3.6	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.4 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company’s Registration Statement No. 33-76150 on Form S-1).

4.2	Rights Agreement dated March 13, 1995, between the Company and Third National Bank in Nashville (incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K dated March 13, 1995).

4.3	Summary of Shareholder Rights Plan adopted March 13, 1995 (incorporated by reference to Exhibit B of Exhibit 1 to Form 8-A filed March 30, 1995).

4.4	Rights Agreement of Advocat Inc. dated March 23, 1995 (incorporated by reference to Exhibit 1 to Form 8-A filed March 30, 1995).

4.5	Amended and Restated Rights Agreement dated as of December 7, 1998 (incorporated by reference to Exhibit 1 to Form 8-A/A filed December 7, 1998).

4.6	Second Amendment to Amended and Restated Rights Agreement, dated as of August 15, 2008, between Advocat, Inc. and Computershare Trust Company, N.A., a federally chartered trust company, as successor to SunTrust Bank, (incorporated by reference to the Company’s Registration Statement on Form 8-A/A filed on August 19, 2008).

4.7	Third Amendment to Amended and Restated Rights Agreement, dated as of August 14, 2009, between Advocat, Inc. and Computershare Trust Company, N.A., a federally chartered trust company, as successor to SunTrust Bank, (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A/A filed on August 14, 2009).

10.1	Tenth Amendment to Consolidated Amended and Restated Master Lease dated as of September 8, 2009 by and between Sterling Acquisition Corp., a Kentucky corporation and Diversicare Leasing Corp., a Tennessee corporation.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).