Form 10-K
period 2009-12-31
ADVOCAT INC
filed 2010-03-09
CIK 919956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
(Do not check if a smaller reporing company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑.
The aggregate market value of Common Stock held by non-affiliates on June 30, 2009 (based on the closing price of such shares on the NASDAQ Capital Market) was approximately $8,056,000. For purposes of the foregoing calculation only, all directors, named executive officers and persons known to the registrant to be holders of 5% or more of the registrant’s Common Stock have been deemed affiliates of the registrant.
On February 26, 2010, 5,717,077 shares of the registrant’s $0.01 par value Common Stock were outstanding.
Documents Incorporated by Reference
Registrant’s definitive proxy materials for its 2010 annual meeting of shareholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

PART I
ITEM 1. BUSINESS
Introductory Summary.
Advocat Inc. provides long-term care services to nursing home patients in eight states, primarily in the Southeast and Southwest United States. Unless the context indicates otherwise, references herein to “Advocat,” “the Company,” “we,” “us” and “our” include Advocat Inc. and all of our subsidiaries.
The long-term care profession encompasses a broad range of non-institutional and institutional services. For those among the elderly requiring temporary or limited special services, a variety of home care options exist. As needs for assistance in activities of daily living develop, assisted living facilities become the most viable and cost effective option. For those among the elderly requiring much more intensive care, skilled nursing facility care may become the only viable option. We have chosen to focus our business on the skilled nursing centers sector and to specialize in this aspect of the long-term care continuum.
Our objective is to become the provider of choice of health care and related services to the elderly in the communities in which we operate. We will continue to implement our operating strategy of (i) providing a broad range of cost-effective elder care services; (ii) increasing occupancy in our nursing centers through physical plant improvements and marketing efforts; (iii) improving the quality of payor mix; and (iv) clustering our operations on a regional basis. Interwoven into our objectives and operating strategy is our mission:
•	Committed to Compassion

•	Striving for Excellence

•	Serving Responsibly
Principal Address and Website.
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
Operating and Growth Strategy.
Our operating objective is to be the provider of choice of health care and related services to the elderly in the communities in which we operate. To achieve our objective we:
Provide a broad range of cost-effective services. Our objective is to provide a variety of services in a broad continuum of care which will meet the needs of the elderly requiring skilled nursing care. Our expanded service offering currently includes skilled nursing, comprehensive rehabilitation services, programming for Life Steps and Lighthouse units (described below) and other specialty programming. By addressing varying levels of acuity, we work to meet the needs of the elderly population we serve for a longer period of time and to establish a reputation as the provider of choice in a particular market. Furthermore, we believe we are able to deliver quality services cost-effectively, thereby expanding the elderly population base that can benefit from our services.
Increase occupancy through physical plant improvements and marketing efforts. Our objective is to increase occupancy in our nursing homes through improved physical plants and our program for attracting and retaining patients. We emphasize strong corporate and regional support for local facility-based marketing efforts.
Improve quality of payor mix. We believe we can improve profitability by improving the payor mix of our patients. Quality payor sources include those patients covered by Medicare, Managed Care (including Health Maintenance Organizations (“HMO’s”) and Medicare replacement payors) as well as certain private pay individuals. These payor sources typically provide a better margin per revenue dollar or patient day.
Cluster operations on a regional basis. We have developed regional concentrations of operations in order to achieve operating efficiencies, generate economies of scale and capitalize on marketing opportunities created by having multiple operations in a regional market area.

Key elements of our growth strategy are to:
Increase revenues and profitability at existing facilities. Our strategy includes increasing center revenues and profitability through increasing occupancy levels, improving quality payor mix, obtaining appropriate reimbursement and containing costs while providing high quality patient care. In addition to our facility renovation program, ongoing initiatives to promote higher occupancy levels and improved payor and case mixes at our nursing centers include programs to improve customer service, new contracts for insurance and other services, and units for specialized care services developed at certain centers.
Improve physical plants. Our nursing centers have an average age of approximately 33 years as of December 31, 2009. During 2005 we began an initiative to complete strategic renovations of certain facilities to improve occupancy, quality of care and profitability. We developed a plan to identify those facilities with the greatest potential for benefit and began the renovation program during the third quarter of 2005. As of December 31, 2009, we have completed renovations at twelve facilities and have two additional projects in progress that we expect to complete in the first half of 2010. In January 2010, we celebrated the grand opening of our thirteenth renovation project, which included a 15 bed expansion to the nursing center. We are developing plans for additional renovation projects. Major renovations result in significant cosmetic upgrades, including new flooring, wall coverings, lighting, ceilings and furniture throughout the facility. Renovations also usually include certain external work to improve curb appeal, such as concrete work, landscaping, roof and signage enhancements.
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
Acquisition, leasing and development of new homes. We continue to pursue and investigate opportunities to acquire, lease or develop new facilities, focusing primarily on opportunities within our existing areas of operation. Two of our most recent development projects are discussed below:
•	Texas Facility. In August 2009, we completed the construction of a 119 bed leased skilled nursing facility, Brentwood Terrace, located in Paris, Texas, replacing an existing 102 bed leased facility. The new facility was financed with funding from our lessor, and is leased under a long term operating lease with renewal options through 2035. The daily census as of December 31, 2009 increased to 95 compared to 67 as of August 25, 2009, the day we moved into the new facility, and Medicare census increased to 10 compared to 7. For the fourth quarter of 2009, average daily census increased to 89 compared to 37 for the second quarter of 2008, when we began construction, and Medicare average daily census increased to over 10 from 3.

•	West Virginia Facility. On June 17, 2009 we completed the acquisition of certain assets of a skilled nursing facility in West Virginia. We are currently seeking financing for the construction of a new 90 bed replacement facility. The existing facility closed in February 2009. No assurances can be given we will be able to arrange construction financing on suitable terms for this project.
Nursing Centers and Services.
Advocat provides a broad range of long-term care services to the elderly including skilled nursing, ancillary health care services and assisted living. In addition to the nursing and social services usually provided in long-term care centers, we offer a variety of rehabilitative, nutritional, respiratory, and other specialized ancillary services. As of December 31, 2009, we operate 50 nursing centers containing 5,784 licensed nursing beds and 14 assisted living units.
Our nursing centers range in size from 48 to 320 licensed nursing beds. The following table summarizes certain information with respect to the nursing centers we own or lease as of December 31, 2009:

	Number of	Licensed Nursing	Available Nursing	Assisted
	Centers	Beds (1)(2)	Beds (1)(2)	Living Units
Operating Locations:
Alabama	6	711	704	0
Arkansas	12	1,311	1,183	12
Florida (3)	5	502	462	0
Kentucky	6	474	470	2
Ohio	1	151	122	0
Tennessee	5	617	586	0
Texas	13	1,868	1,676	0
West Virginia	2	150	150	0

	50	5,784	5,353	14

Classification:
Owned	9	936	866	0
Leased	41	4,848	4,487	14

Total	50	5,784	5,353	14

(1)	The number of “Licensed Nursing Beds” is based on the licensed capacity of the facility. The Company reports its occupancy based on licensed nursing beds. The number of “Available Nursing Beds” represents “Licensed Nursing Beds” less beds removed from service. “Available Nursing Beds” is subject to change based upon the needs of the facilities, including configuration of patient rooms and offices, status of beds (private, semi-private, ward, etc.) and renovations.

(2)	An additional 15 licensed beds were placed into service in a leased facility in Kentucky effective January 1, 2010.

(3)	The number of facilities in Florida is expected to decrease to 1 during 2010 upon expiration of the lease term for 4 facilities.
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
Within the framework of a nursing center, we may provide other specialty care, including:
Life Steps Unit. Eighteen of our nursing centers have units designated as Life Steps Units, our designation for patients requiring short-term rehabilitation following an incident such as a stroke, joint replacement or bone fracture. These units specialize in short-term rehabilitation with the goal of returning the patient to their previous level of functionality. These units provide enhanced services with emphasis on upgraded amenities including electric beds, televisions, phones at bedside and feature a separate entrance for guests and visitors. The design and programming of the units generally appeals to the younger resident who intends to return home following intensive rehabilitation. Specialized therapeutic treatment regimens include orthopedic rehabilitation, neurological rehabilitation and complex medical rehabilitation. While these patients generally have a shorter length of stay, the intensive level of rehabilitation typically results in higher levels of reimbursement.
Lighthouse Unit. Twenty one of our nursing centers have Lighthouse Units, our designation for advanced care for dementia related disorders including Alzheimer’s disease. The goal of the units is to provide a safe, homelike and supportive environment for cognitively impaired patients, utilizing an interdisciplinary team approach. Family and community involvement compliment structured programming in the secure environment instrumental in fostering as much resident independence as possible despite diminished capacity.
Enhanced Therapy Services. We have complimented our traditional therapy services with programs that provide electrotherapy, ultrasound and shortwave diathermy therapy treatments that promote pain management, wound healing, continence improvement and contractures management, improving results of therapy treatments for our patients. We currently offer these treatment programs in 42 of our facilities.
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
Organization. Our long-term care facilities are currently organized into six regions, each of which is supervised by a regional vice president. The regional vice president is generally supported by specialists in several functions, including nursing, human resources, marketing, accounts receivable management and administration, all of whom are employed by us. The day-to-day operations of each of our nursing centers is led by an on-site, licensed administrator. The administrator of each nursing center is supported by other professional personnel, including a medical director, who assists in the medical management of the facility, and a director of nursing, who supervises a staff of registered nurses, licensed practical nurses and nurse aides. Other personnel include those providing therapy, dietary, activities and social service, housekeeping, laundry and maintenance and office services. All personnel at our facilities, including the administrators, are our employees.
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
Our administrators are evaluated based on their ability to meet specific goals and performance standards that are tied to compensation incentives. Our regional managers and marketing coordinators assist local marketing personnel and administrators in establishing relationships and follow-up procedures with such referral sources.
In addition to soliciting admissions from these sources, we emphasize involvement in community affairs in order to promote a public awareness of our nursing centers and services. We have ongoing family councils and community based “family night” functions where organizations come to the facility to educate the public on various topics such as Medicare benefits, powers of attorney, and other matters of interest. We also promote effective customer relations and seek feedback through family surveys. We typically host “open house” events once we complete a renovation of a facility where members of the local community are invited to visit and see the improvements. In addition, we have regional marketing coordinators to support the overall marketing program in each local facility, in order to promote higher occupancy levels and improved payor and case mixes at our nursing centers. Regional and local marketing personnel and efforts are supported by our corporate marketing personnel.
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
Acquisitions and New Lease.
2007 Acquisition and New Lease. Effective August 11, 2007, we purchased the leasehold interests and operations of seven skilled nursing facilities from Senior Management Services of America North Texas, Inc. (“SMSA” or “SMSA Acquisition”) for an initial purchase price of approximately $10.0 million. These facilities include 1,266 licensed nursing beds, with 1,105 beds currently available for use. Effective November 1, 2007, we entered into an agreement to lease a single facility with Omega Healthcare Investors, Inc. (“Omega”) in Texas. As discussed in “Item 2. Properties,” we completed the construction of a 119 bed leased skilled nursing facility as a replacement of this single lease facility in August 2009. These facilities are in our existing geographic and operational footprint and together are referred to as the “New Texas Facilities.”

West Virginia facility. On June 17, 2009, we completed the acquisition of certain assets of a skilled nursing facility in West Virginia. We are currently seeking financing for the construction of a new 90 bed replacement facility. The existing facility closed in February 2009. No assurances can be given we will be able to arrange construction financing on suitable terms for this project.
Divestitures.
The Centers for Medicare and Medicaid Services (“CMS”) issued regulations that became effective October 1, 2009 that prohibit us from billing Medicare Part B for certain enteral nutrition, urological, ostomy and tracheostomy supplies, and these services are now provided by third parties. We are still required to provide the labor for the delivery of services but are no longer a supplier and will not be entitled to any compensation. These regulations are expected to result in reductions of annual revenue and net income of approximately $1.3 million and $0.3 million, respectively. The revenue and cost of goods sold for providing these services prior to October 2009 has been reclassified as discontinued operations.
The net assets of discontinued operations presented on our balance sheet represent real estate related to an assisted living facility in North Carolina closed in April 2006. The Company is continuing its efforts to sell this land. Effective March 31, 2007, we terminated operations at our leased facility in Eureka Springs, Arkansas. The owner of the property, a subsidiary of Omega, sold the property and we cooperated in an orderly transition to the new owner. We have reclassified the operations of this Arkansas facility and the real estate described above as discontinued operations for all periods presented in our consolidated financial statements.
As discussed further in “Item 2. Properties” we lease four nursing centers in Florida under a lease that, as amended, expires in August 2010. The operating margins of the four facilities subject to this lease do not meet our goals. These four homes contributed revenues of $25.1 million, $23.8 million and $24.0 million and net income of $0.5 million, $1.1 million and $1.6 million in the years ended December 31, 2009, 2008 and 2007 respectively. The facilities are, on average, 50 years old (including three of our ten oldest facilities), and have several structural limitations that significantly impair marketing ability in the very competitive marketplace in Florida. The challenges include multiple three- and four-bed wards (a total of 61 wards representing 223 licensed beds, or approximately 53% of total licensed beds for these facilities) and limited common areas, parking and therapy space. Three of the 4 buildings are substantially “landlocked”, without the ability to expand to eliminate the structural challenges. The fourth building is in an economically challenged area of town. We believe these buildings will require replacement or extensive capital investment to remain competitive over the next five to ten years. In the near term, prospects for future reimbursement increases in Florida are limited, as the state of Florida faces multi-billion dollar deficits.
In 2009, the average occupancy of these facilities was 78.5%, compared to 76.7% for us as a whole. Medicare census was 8.7% of total census for these four facilities, compared to 12.7% for us as a whole. As a result of the low Medicare census, operating margins for these facilities are lower than average, and operating expenses were 82.2% of revenue for these four facilities, compared to an average of 79.5% for us as a whole.
We initiated discussions with Omega to indicate the terms under which we would be prepared to enter into a long term extension of this lease at a reduced lease rate and participation in the long term project of replacing these facilities with a competitive offering. Omega elected to evaluate the market and requested a short term extension of the existing lease to pursue opportunities. We agreed to extend the lease through August 2010 on a monthly basis until a replacement tenant or buyer can be put into place. When a new operator is in place the lease will terminate and we will cooperate in an orderly transition to the new operator. These facilities are included in continuing operations at December 31, 2009. We will reclassify the operations of these facilities to discontinued operations once the transfer is completed.
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
     Reduced reliance on family care. Historically, the family has been the primary provider of care for seniors. We believe that the increase in the percentage of dual income families, the reduction of average family size and the increased mobility in society will reduce the role of the family as the traditional care-giver for aging parents. We believe that this trend will make it necessary for many seniors to look outside the family for assistance as they age.
Competition.
The long-term care business is highly competitive. We face direct competition for additional centers, and our centers face competition for employees and patients. Some of our present and potential competitors for acquisitions are significantly larger and have or may obtain greater financial and marketing resources. Competing companies may offer new or more modern centers or new or different services that may be more attractive to patients or residents than some of the services we offer.
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
Revenue Sources
We classify our revenues from patients and residents into four major categories: Medicaid, Medicare, Managed care, and private pay and other. Medicaid revenues are composed of the traditional Medicaid program established to provide benefits to those in need of financial assistance in the securing of medical services. Medicare revenues include revenues received under both Part A and Part B of the Medicare program. Managed care revenues include payments for patients who are insured by a third-party entity, typically called a Health Maintenance Organization, often referred to as an HMO plan, or are Medicare beneficiaries who assign their Medicare benefits to a Managed Care replacement plan often referred to as Medicare replacement products. The private pay and other classification consist primarily of individuals or parties who directly pay for their services. Included in the private pay and other are patients who are hospice beneficiaries as well as the recipients of Veterans Administration benefits. Veterans Administration payments are made pursuant to renewable contracts negotiated with these payors.
The following table sets forth net patient and resident revenues related to our continuing operations by payor source for the periods presented (dollar amounts in thousands):

	Year Ended December 31,
	2009		2008		2007
Medicaid	$165,445	54.8%	$154,048	53.6%	$136,694	56.0%
Medicare	90,700	30.0	89,900	31.3	75,252	30.9
Managed care	8,070	2.7	6,902	2.4	3,527	1.5
Private Pay and other	37,816	12.5	36,757	12.7	28,434	11.6

Total	$302,031	100.0%	$287,607	100.0%	$243,907	100.0%

The following table sets forth average daily skilled nursing census by payor source for our continuing operations for the periods presented:

	Year Ended December 31,
	2009		2008		2007
Medicaid	3,099	69.9%	3,014	69.4%	2,708	71.0%
Medicare	564	12.7	578	13.3	523	13.7
Managed care	56	1.3	51	1.2	27	0.7
Private Pay and other	713	16.1	703	16.1	558	14.6

Total	4,432	100.0%	4,346	100.0%	3,816	100.0%

Consistent with the nursing home industry in general, changes in the mix of a facility’s patient population among Medicaid, Medicare, Managed care, and private pay and other can significantly affect the profitability of the facility’s operations.
Medicare and Medicaid Reimbursement
A significant portion of our revenues are derived from government-sponsored health insurance programs. Our nursing centers derive revenues under Medicaid, Medicare, Managed care, private pay and other third party sources. We employ specialists in reimbursement at the corporate level to monitor regulatory developments, to comply with reporting requirements, and to ensure that proper payments are made to our operated nursing centers. It is generally recognized that all government-funded programs have been and will continue to be under cost containment pressures, but the extent to which these pressures will affect our future reimbursement is unknown.
Certain per-person annual Medicare Part B reimbursement limits on therapy services became effective January 1, 2006. Subject to certain exceptions, the limits effective January 1, 2010 impose a $1,860 per patient annual ceiling on physical and speech therapy services, and a separate $1,860 per patient annual ceiling on occupational therapy services. The Centers for Medicare and Medicaid Services (“CMS”) established an exception process to permit therapy services in certain situations, and the majority of services provided by us are reimbursed under the exceptions. The exceptions process expired as of December 31, 2009 but in March 2010, Congress passed temporary legislation which retroactively extended the exceptions process to the period beginning January 1, 2010 through March 31, 2010. Both health care reform bills passed by Congress included language to extend the exception process, though no final legislative action to extend the exception process past March 31, 2010 has occurred. If the exception process is discontinued, it is expected that the reimbursement limitations will reduce therapy revenues and negatively impact our operating results and cash flows.
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
CMS has issued regulations that became effective October 1, 2009 that prohibit us from billing Medicare Part B for certain enteral nutrition, urological, ostomy and tracheostomy supplies. Beginning October 1, these services were provided by third parties. We will still be required to provide the labor for the delivery of service but will no longer be a supplier and will not be entitled to any compensation. These regulations will result in reductions of annual revenue and net income of approximately $1.3 million and $0.3 million, respectively.
CMS has announced that it expects to expand RUG categories to 66, effective October 1, 2010. At the same time it is implementing MDS 3.0, a new patient assessment tool for the collection of clinical data to be used for classification into the RUG categories. We are unable to estimate the effect that the new RUG categories and the new assessment tool will have on our Medicare revenues.
As a result of current economic conditions, several states in which we operate face budget shortfalls, which could result in reductions in Medicaid funding for nursing facilities. The federal government made an effort to address the financial challenges state Medicaid programs are facing by increasing the amount of Medicaid funding available to states. On February 17, 2009, the “American Recovery and Reinvestment Act of 2009,” (“ARRA”) was enacted. Among other provisions, the ARRA provided $87 billion for a temporary period to assist states in maintaining and expanding Medicaid enrollment. Pressures on state budgets are expected to continue in the future and are expected to result in Medicaid rate reductions once the ARRA provisions that assist states in maintaining and expanding Medicaid end on December 31, 2010. We received annual Medicaid rate increases during the third quarter of 2009. These rate changes increased our average rate per day for Medicaid patients by 1.7%, but were accompanied by provider tax increases in certain states, which reduced the net effective Medicaid rate increase to approximately 1.0%.
We are unable to predict what, if any, reform proposals or reimbursement limitations will be implemented in the future, or the effect such changes would have on our operations. For the year ended December 31, 2009, we derived 30.0% and 54.8% of our total patient and resident revenues related to continuing operations from the Medicare and Medicaid programs, respectively.

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
Employees.
As of January 29, 2010, we employed a total of approximately 5,800 individuals in connection with our continuing operations, approximately 4,600 of which are considered full time employees. We believe that our employee relations are good. Approximately 193 of our employees are represented by a labor union.
Although we believe we are able to employ sufficient nurses and therapists to provide our services, a shortage of health care professional personnel in any of the geographic areas in which we operate could affect our ability to recruit and retain qualified employees and could increase our operating costs. We compete with other health care providers for both professional and non-professional employees and with non-health care providers for non-professional employees. This competition contributed to a significant increase in the salaries that we had to pay to hire and retain these employees. As is common in the health care industry, we expect the salary and wage increases for our skilled healthcare providers will continue to be higher than average salary and wage increases.
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
Medicaid is a medical assistance program for the indigent, operated by individual states with financial participation by the federal government. Criteria for medical indigence and available Medicaid benefits and rates of payment vary somewhat from state to state, subject to certain federal requirements. Basic long-term care services are provided to Medicaid beneficiaries, including nursing, dietary, housekeeping and laundry, restorative health care services, room and board and medications. Federal law requires that a state Medicaid program must provide for a public process for determination of Medicaid rates of payment for nursing facility services. Under this process, proposed rates, the methodologies underlying the establishment of such rates and the justification for the proposed rates are published. This public process gives providers, beneficiaries and concerned state residents a reasonable opportunity for review and comment. Certain of the states in which we now operate are actively seeking ways to reduce Medicaid spending for nursing home care by such methods as capitated payments and substantial reductions in reimbursement rates.
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
Health Insurance Portability and Accountability Act of 1996 Compliance. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) has mandated an extensive set of regulations to standardize electronic patient health, administrative and financial data transactions, and to protect the privacy of individually identifiable health information. We have a HIPAA compliance committee and designated privacy and security officers.
The HIPAA transaction standards are intended to simplify the electronic claims process and other healthcare transactions by encouraging electronic transmission rather than paper submission. These regulations provide for uniform standards for data reporting, formatting and coding that we must use in certain transactions with health plans. The HIPAA security regulations establish detailed requirements for safeguarding protected health information that is electronically transmitted or electronically stored. Some of the security regulations are technical in nature, while others are addressed through policies and procedures. We implemented or upgraded computer and information systems as we believe necessary to comply with the new regulations.
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
Reporting Obligations under Section 111 of the Medicare, Medicaid and SCHIP Extension Act of 2007 (“MMSEA”). Effective January 1, 2010, we are required to report specific information regarding all claimants and claim settlements involving Medicare participants so CMS can potentially recover Medicare funds expended to provide healthcare treatment to the claimant. The requirements were instituted to ensure that CMS is notified so that it may recoup the amounts paid for services from the settlement proceeds. This does not result in us making additional payments to CMS for these services provided and does not result in an incremental cost to us. Strict sanctions, including fines and penalties, exclusion from the Medicare and Medicaid programs and criminal penalties, may be imposed for non-compliance with these reporting obligations.
Available Information.
We file reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. Copies of our reports filed with the SEC may be obtained by the public at the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. We file such reports with the SEC electronically, and the SEC maintains an Internet site at www.sec.gov that contains our reports, proxy and information statements, and other information filed electronically. We also make available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other materials filed with the SEC as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC via a link to the SEC’s EDGAR system. Our website address is www.irinfo.com/AVC. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.
In addition, copies of the Company’s annual report will be made available, free of charge, upon written request.
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
For the last several years, due to our past claims experience and increasing cost of claims throughout the long-term care industry, the premiums we paid for professional liability and other liability insurance exceeded the coverage purchased so that it cost more than $1 to purchase $1 of insurance coverage. For this reason, effective March 9, 2001, we purchased professional liability insurance coverage for our facilities that, based on historical claims experience, was likely to be substantially less than the claims we expect to incur. We have exhausted all of our insurance coverage for claims asserted prior to March 10, 2009. For claims made during the period from March 10, 2009 through May 31, 2010, the Company maintains insurance with coverage limits of $250,000 per medical incident and total annual aggregate policy coverage limits of $750,000.
We have had substantial adjustments to our accrual for professional liability claims which has caused significant changes in our net earnings.
Each year, we record adjustments to our accrual for self-insured risks associated with professional liability claims. While these adjustments to the accrual result in changes to reported expenses and income, they are not directly related to changes in cash because the accrual is not funded. These self-insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Any increase in the accrual decreases income in the period, and any reduction in the accrual increases income during the period. Our actual liabilities may vary significantly from the accrual, and the amount of the accrual has and may continue to fluctuate by a material amount in any given quarter. For the years ended December 31, 2009 and 2008, we recorded professional liability expense of $9.1 million and $1.7 million, respectively. In 2007, we recorded benefit from professional liability of $1.7 million. No assurance can be given that the accrual will decline during 2010, and it may increase during this period as it did in 2009.
Our outstanding indebtedness is subject to various financial covenants and floating rates of interest which could be subject to fluctuations based on changing interest rates.
We have $24.8 million of indebtedness at December 31, 2009. All of our indebtedness is floating rate debt, which is at variable rates of interest and exposes us to interest rate risk. Interest rate risk is the risk of loss arising from adverse changes in interest rates associated with variable rate borrowings. If interest rates increase, there is potential that our debt service obligations would increase even though the amount borrowed would remain the same. In addition, certain of our debt agreements contain various financial covenants, the most restrictive of which relate to cash flow census and debt service coverage ratios. As of December 31, 2009, we were in compliance with these financial covenants. Our failure to comply with those covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of some or all of our debts. Such non-compliance could result in a material adverse impact to our financial position, results of operations and cash flows. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional discussion of our covenants as well as modifications to these covenants.
We are currently seeking a replacement of our debt financing, and new financing may have less favorable terms than our current debt financing.
Our current mortgage, term loan and revolving credit borrowing arrangements will become due and payable by their terms and will need to be refinanced. Our mortgage loan matures in August 2012, our term loan matures in August 2011 and our revolving credit facility expires in August 2010. Our existing borrowing arrangements were entered into in 2006 and 2007, and we believe that we have interest rate terms that are less than current market terms. Based on current lending conditions, no assurances can be given that we will be able to refinance our debt on terms as favorable as current terms.
We are highly dependent on reimbursement by third-party payors.
Substantially all of our nursing center revenues are directly or indirectly dependent upon reimbursement from third-party payors, including the Medicare and Medicaid programs, and private insurers. For the year ended December 31, 2009, our patient revenues from continuing operations derived from Medicaid, Medicare and private pay (including private insurers) sources were approximately 54.8%, 30.0%, and 15.2%, respectively. Changes in the mix of our patients among Medicare, Medicaid and private pay categories and among different types of private pay sources may affect our net revenues and profitability. Our net revenues and profitability are also affected by the continuing efforts of all payors to contain or reduce the costs of health care. Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue.
The Federal Government makes frequent changes to the reimbursement provided under the Medicare program, including the 3.3% reduction effective October 1, 2009 discussed in Item 1. “Medicare and Medicaid Reimbursement”. Future changes could significantly reduce the reimbursement we receive. Also, a number of state governments, including several of the states in which we operate, have announced projected budget shortfalls and/or deficit spending situations. Possible actions by these states include reductions of Medicaid reimbursement to providers such as us or the failure to increase Medicaid reimbursements to cover increased operating costs, or implementation of alternatives to long-term care, such as community and home-based services.
Any changes in reimbursement levels or in the timing of payments under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on our net revenues, net income and cash flows. We are unable to predict what reform proposals or reimbursement limitations will be adopted in the future or the effect such changes will have on our operations. We are limited in our ability to reduce the direct costs of providing care when decreases in reimbursement rates are imposed. No assurance can be given that such reforms will not have a material adverse effect on us. See “Item 1. Business — Government Regulation and Reimbursement.”
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
The Office of Inspector General (“OIG”), the enforcement arm of the Medicare and Medicaid programs, formulates a formal work plan each year for nursing homes. The OIG’s most recent work plan indicates that compliance with quality care, emergency preparedness and evacuations during natural disasters, criminal background checks, transparency of ownership, accuracy of coding resource utilization groups (“RUGs”), the medical necessity of services billed and consolidated billing will be an investigative focus in 2010. We cannot predict the likelihood, scope or outcome of any such investigations on our facilities.
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
The long-term care industry generally, and the nursing home business particularly, is highly competitive. We face direct competition for the acquisition of facilities. In turn, our facilities face competition for employees and patients. Our ability to compete is based on several factors and include, but are not limited to building age, appearance, reputation, relationships with referral sources, availability of patients, survey history and CMS rankings. Some of our present and potential competitors are significantly larger and have or may obtain greater financial and marketing resources than we can. Some hospitals that provide long-term care services are also a potential source of competition. In addition, we may encounter substantial competition from new market entrants. Consequently, there can be no assurance that we will not encounter increased competition in the future, which could limit our ability to attract patients or expand our business, and could materially and adversely affect our business or decrease our market share.
Healthcare reform legislation could adversely affect our revenue and financial condition.
In recent years, there have been initiatives on the federal and state levels for comprehensive reforms affecting the availability, payment and reimbursement of healthcare services in the United States. These initiatives include proposals to significantly change federal and state healthcare reimbursement to provide comprehensive healthcare coverage to the public under governmental funded programs or proposals for minor modifications to existing programs. The ultimate content or timing of any future healthcare reform legislation, and its impact on us, is impossible to predict. If significant reforms are made to the U.S. healthcare system, the reforms may increase our costs to provide care as well as reduce amounts reimbursed to us for providing care to our patients, thus having an adverse effect on our financial condition and results of operations.
Our ability and intent to pay cash dividends in the future may be limited.
We currently pay a $0.05 quarterly dividend on our common shares and while the Board of Directors intends to pay quarterly dividends, the Board will make the determination of the amount of future cash dividends, if any, to be declared and paid based on, among other things, our financial condition, funds from operations, the level of our capital expenditures and future business prospects.
We have a number of policies in place that could be considered anti-takeover protections.
We have adopted a shareholder rights plan (the “Plan”). On August 14, 2009, our board of directors (“Board”) amended the Plan to change the definition of “Acquiring Person” to be such person that acquires 20% or more of the shares of Common Stock of the Company, up from the 15% that previously defined an acquiring person. The Plan is intended to encourage potential acquirers to negotiate with our Board and to discourage coercive, discriminatory and unfair proposals. Our Certificate of Incorporation (the “Certificate”) provides for the classification of our Board into three classes, with each class of directors serving staggered terms of three years. Our Certificate requires the approval of the holders of two-thirds of the outstanding shares to amend certain provisions of the Certificate. Section 203 of the Delaware General Corporate Law restricts the ability of a Delaware corporation to engage in any business combination with an interested shareholder. We are also authorized to issue up to 795,000 shares of preferred stock, the rights of which may be fixed by our Board without shareholder approval. Provisions in certain of our executive officers’ employment agreements provide for post-termination compensation, including payment of amounts up to 2.5 times their annual salary, following certain changes in control (as defined in such agreements). Our stock incentive plans provide for the acceleration of the vesting of options in the event of certain changes in control (as defined in such plans). Certain changes in control also constitute an event of default under our bank credit facility. The foregoing matters may, together or separately, have the effect of discouraging or making more difficult an acquisition or change of control of the company.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We own 9 and lease 41 long-term care facilities. A description of our lease agreements follows.
Description of Lease Agreements.
Our current operations include 41 nursing centers subject to operating leases, including 40 owned by Omega and one owned by another party. In our role as lessee, we are responsible for the day-to-day operations of all operated centers. These responsibilities include recruiting, hiring and training all nursing and other personnel, and providing resident care, nutrition services, marketing, quality improvement, accounting, and data processing services for each facility. The lease agreements pertaining to our 41 leased facilities are “triple net” leases, requiring us to maintain the premises, pay taxes and pay for all utilities. The leases typically provide for an initial term of 4 to 10 years with renewal options up to 12 years. The average remaining term of our lease agreements, excluding the Florida leases described below, including renewal options, is approximately 21 years.
Omega Master Lease. We lease 28 nursing centers from Omega pursuant to one lease agreement dated October 1, 2000 (the “Omega Master Lease”). The Omega Master Lease has an initial term, as amended, that expires September 30, 2018, provides for a renewal option of an additional twelve years, assuming no defaults, and provides for annual increases in lease payments equal to the lesser of two times the increase in the consumer price index or 3.0%.
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
The Omega Master Lease requires us to fund annual capital expenditures currently equal to $394 per licensed bed, subject to adjustment for increases in the Consumer Price Index. Upon expiration of, or in the event of a default under the Omega Master Lease, we are required to transfer all of the leasehold improvements, equipment, furniture and fixtures of the leased facilities to Omega.

In May 2009, we entered into an amendment to the Master lease under which Omega agreed to provide $5,000,000 to fund renovations to several nursing centers leased from Omega. The annual base rent related to these facilities will be increased to reflect the amount of capital improvements to the respective facilities as the related expenditures are made. The increase is based on a rate of 10.25% per year of the amount financed under this amendment. This arrangement is similar to amendments entered into in 2006 and 2005 that provided financing totaling $10,000,000 which was used to fund renovations to several nursing centers leased from Omega. As of December 31, 2009, renovation projects have been completed at nine leased facilities with these funds, and work continues on two additional projects. In January 2010, we celebrated the grand opening of our tenth lessor funded renovation project, which included a 15 bed expansion. Plans are being developed for additional renovation projects. The amendments also included provisions to amend certain professional liability insurance requirements of the master lease agreement in order to cure certain defaults under the Master Lease agreement.
The Omega Master Lease prohibits us from operating any additional facilities within a certain radius of each leased facility. We are generally required to maintain comprehensive insurance covering the facilities we lease as well as personal and real property damage insurance and professional liability insurance. The failure to pay rentals within a specified period or to comply with the required operating and financial covenants generally constitutes a default, if uncured, this default permits Omega to terminate the lease and assume the property and the contents within the facilities.
In August 2009, we completed the construction of a 119 bed skilled nursing facility, Brentwood Terrace, located in Paris, Texas, replacing an existing 102 bed facility leased from Omega. The new facility was financed with funding from Omega and is leased from Omega under a long term operating lease with renewal options through 2035. Annual rent is $789,000 initially, equal to 10.25% of $7.7 million, the total cost of the replacement facility.
Florida Leases. We lease four nursing centers in Florida under a lease that was to expire in February 2010. On March 2, 2010, we entered into a Second Amendment to Master Lease with OHI Asset (FL), LLC, an affiliate of Omega, with respect to these properties. The Master Lease was scheduled to expire by its terms on February 28, 2010. The purpose of the amendment is to extend the term for a transition period which will end no later than August 31, 2010. As discussed in “Item 1. Business,” we do not anticipate renewing this lease and agreed to extend the lease on a monthly basis until a replacement tenant can be put into place. When a new operator is in place the lease will terminate and we will cooperate in an orderly transition to the new operator. We will reclassify the operations of these facilities to discontinued operations once the transfer is completed.
Other Leases. We lease approximately 25,000 square feet of office space in Brentwood, Tennessee that houses our executive offices, and centralized management support functions. In addition, we lease our regional office with approximately 4,000 square feet of office space in Ashland, Kentucky. Lease periods on these facilities range up to seven years. Regional executives for Alabama, Arkansas, Florida and Tennessee work from offices of up to 1,500 square feet each. We believe that our leased properties are adequate for our present needs and that suitable additional or replacement space will be available as required.

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
As of December 31, 2009, we are engaged in 33 professional liability lawsuits. Seven lawsuits are currently scheduled for trial during the next seven months, and it is expected that additional cases will be set for trial. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
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

We cannot currently predict with certainty the ultimate impact of any of the above cases on our financial condition, cash flows or results of operations. An unfavorable outcome in any of the lawsuits, any regulatory action, any investigation or lawsuit alleging violations of fraud and abuse laws or of elderly abuse laws or any state or Federal False Claims Act case could subject us to fines, penalties and damages, including exclusion from the Medicare or Medicaid programs, and could have a material adverse impact on our financial condition, cash flows or results of operations.

ITEM 4. RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information. Our common stock was traded on NASD’s OTC Bulletin Board under the symbol “AVCA” through September 11, 2006. During the third quarter of 2006, our common stock was approved for listing on the NASDAQ Capital Market and began trading there on September 12, 2006 under the symbol “AVCA.” The following table sets forth the high and low bid prices of our common stock, as reported by NASDAQ.com, for each quarter in 2008 and 2009:

Period	High	Low
2008 — 1st Quarter	12.54	9.67
2008 — 2nd Quarter	12.44	9.96
2008 — 3rd Quarter	10.86	2.86
2008 — 4th Quarter	4.99	1.55
2009 — 1st Quarter	3.78	1.96
2009 — 2nd Quarter	3.90	2.21
2009 — 3rd Quarter	7.27	2.67
2009 — 4th Quarter	8.94	5.33
Our common stock has been traded since May 10, 1994. On February 26, 2010, the closing price for our common stock was $6.65, as reported by NASDAQ.com.
Holders. On February 26, 2010, there were approximately 252 holders of record of our common stock. Most of our shareholders have their holdings in the street name of their broker/dealer.
Dividends. We did not pay cash dividends on our Common Stock until 2009. On August 5, 2009, the Board of Directors approved the payment of a $0.05 per common share quarterly dividend commencing with the quarter ended June 30, 2009. While the Board of Directors intends to pay quarterly dividends, the Board will make the determination of the amount of future cash dividends, if any, to be declared and paid based on, among other things, the Company’s financial condition, funds from operations, the level of its capital expenditures and its future business prospects. We are required to pay an annual dividend at a rate of 7% of the stated value on our outstanding Series C Preferred Stock, payable quarterly. As a result, we have paid a quarterly dividend on the outstanding Series C Preferred Stock for a total of $86,000 for each of the last eight quarters.
Equity Compensation Plan Information
The following table provides aggregate information as of December 31, 2009, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

Number of
Securities
Available for
	Number of		Future Issuance
	Securities to be		Under Equity
	Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in Column
	and Rights	and Rights	(a))
Plan Category	(a)	(b)	(c)(1)
Equity Compensation Plans Approved by Security Holders	603,000	$6.72	148,000
Equity Compensation Plans Not Approved by Security Holders	None	None	None

Total	603,000	$6.72	148,000

(1)	Includes 35,000 shares available for issuance under the 2005 Long-Term Incentive Plan and 113,000 shares reserved for issuance under the Advocat Inc. 2008 Stock Purchase Plan for Key Personnel (“Stock Purchase Plan”). The Stock Purchase Plan was approved in 2008 and allows for the granting of rights to purchase shares of our common stock by key personnel and is administered by the compensation committee of the Board.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
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

	Year Ended December 31,
	2009	2008	2007	2006	2005
		(in thousands, except per share amounts)
Statement of Operations Data
REVENUES:
Patient revenues, net	$302,031	$287,607	$243,907	$213,594	$199,859

EXPENSES:
Operating	240,095	227,633	186,957	162,747	152,506
Lease	23,422	22,962	20,019	16,082	15,836
Professional liability	9,132	1,658	(1,663)	(5,354)	(4,532)
General and administrative	18,496	18,486	17,552	21,032	13,311
Depreciation and amortization	5,999	5,306	4,093	3,614	3,454

	297,144	276,045	226,958	198,121	180,575

OPERATING INCOME	4,887	11,562	16,949	15,473	19,284

OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	191	(1,005)	808	21	161
Other income	549	—	—	207	—
Interest income	161	454	1,016	679	534
Interest expense	(1,877)	(2,870)	(3,549)	(3,707)	(3,382)
Debt retirement costs	—	—	(116)	(194)	—

	(976)	(3,421)	(1,841)	(2,994)	(2,687)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,911	8,141	15,108	12,479	16,597
(PROVISION) BENEFIT FOR INCOME TAXES	(1,497)	(2,759)	(6,012)	9,510	13,839

NET INCOME FROM CONTINUING OPERATIONS	2,414	5,382	9,096	21,989	30,436
DISCONTINUED OPERATIONS, net of taxes	187	353	291	(45)	(5,134)

NET INCOME	$2,601	$5,735	$9,387	$21,944	$25,302

INCOME (LOSS) PER COMMON SHARE:
Basic-
Continuing operations	$0.37	$0.89	$1.49	$3.74	$5.26
Discontinued operations	0.03	0.06	0.05	—	(0.90)

Net per common share	$0.40	$0.95	$1.54	$3.74	$4.36

Diluted-
Continuing operations	$0.36	$0.86	$1.43	$3.35	$4.67
Discontinued operations	0.03	0.06	0.05	—	(0.79)

Net per common share	$0.39	$0.92	$1.48	$3.35	$3.88

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.15	—	—	—	—

WEIGHTED AVERAGE COMMON SHARES:
Basic	5,678	5,693	5,870	5,784	5,725

Diluted	5,797	5,887	6,127	6,507	6,498

	December 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data
Working capital (deficit)	$12,334	$10,885	$15,677	$8,174	$(39,970)
Total assets	$105,266	$107,339	$110,090	$96,901	$93,762
Short-term borrowings and long-term debt including current portion	$24,829	$32,410	$34,455	$31,516	$47,547
Preferred Stock – Series B	—	—	—	—	$4,750
Preferred Stock – Series C (including unamortized premium)	$6,192	$7,891	$9,590	$11,289	—
Shareholders’ Equity (deficit)	$19,693	$17,551	$12,744	$3,837	$(16,870)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Advocat Inc. provides long-term care services to nursing center patients in eight states, primarily in the Southeast and Southwest United States. Our centers provide a range of health care services to their patients. In addition to the nursing, personal care and social services usually provided in long-term care centers, we offer a variety of comprehensive rehabilitation services as well as nutritional support services.
As of December 31, 2009, our continuing operations consist of 50 nursing centers with 5,784 licensed nursing beds and 14 assisted living units. As of December 31, 2009, our continuing operations included nine owned nursing centers and 41 leased nursing centers.
2007 Acquisition and New Lease. Effective August 11, 2007, we purchased the leasehold interests and operations of seven skilled nursing facilities from SMSA for an initial purchase price of approximately $10.0 million. These facilities include 1,266 licensed nursing beds, with 1,105 beds currently available for use. Effective November 1, 2007, we entered into an agreement to lease a single facility with Omega in Texas. During 2009, we completed the construction of a 119 bed leased skilled nursing facility as a replacement of this single lease facility. These facilities are in our existing geographic and operational footprint and together are referred to as the “New Texas Facilities.”
Divestitures.
The CMS issued regulations that became effective October 1, 2009 that prohibit us from billing Medicare Part B for certain enteral nutrition, urological, ostomy and tracheostomy supplies. Beginning October 1, these services were provided by third parties. We are still required to provide the labor for the delivery of services but will no longer be a supplier and will not be entitled to any compensation. These regulations will result in reductions of annual revenue and net income of approximately $1.3 million and $0.3 million, respectively. The revenue and cost of goods sold for providing these services prior to October 2009 has been reclassified as discontinued operations.
The net assets of discontinued operations presented on the balance sheet represent the real estate related to an assisted living facility in North Carolina closed in April 2006. The Company is continuing its efforts to sell this land. Effective March 31, 2007, we terminated operations at our leased facility in Eureka Springs, Arkansas. The owner of the property, a subsidiary of Omega, sold the property and we cooperated in an orderly transition to the new owner. We have reclassified the operations of this Arkansas facility and the real estate described above as discontinued operations for all periods presented in our consolidated financial statements.
As discussed further in “Item 2. Properties” we lease four nursing centers in Florida under a lease that, as amended, expires in August 2010. The operating margins of the four facilities subject to this lease do not meet our goals. These four homes contributed revenues of $25.1 million, $23.8 million and $24.0 million and net income of $0.5 million, $1.1 million and $1.6 million in the years ended December 31, 2009, 2008 and 2007 respectively. The facilities are, on average, 50 years old (including three of our ten oldest facilities), and have several structural limitations that significantly impair marketing ability in the very competitive marketplace in Florida. The challenges include multiple three- and four-bed wards (a total of 61 wards representing 223 licensed beds, or approximately 53% of total licensed beds for these facilities) and limited common areas, parking and therapy space. Three of the 4 buildings are substantially “landlocked”, without the ability to expand to eliminate the structural challenges. The fourth building is in an economically challenged area of town. We believe these buildings will require replacement or extensive capital investment to remain competitive over the next five to ten years. In the near term, prospects for future reimbursement increases in Florida are limited, as the state of Florida faces multi-billion dollar deficits.
In 2009, the average occupancy of these facilities was 78.5%, compared to 76.7%, for us as a whole. Medicare census was 8.7% of total census for these four facilities, compared to 12.7% for us as a whole. As a result of the low Medicare census, operating margins for these facilities are lower than average, and operating expenses were 82.2% of revenue for these four facilities, compared to an average of 79.5% for us as a whole.
We initiated discussions with Omega to indicate the terms under which we would be prepared to enter into a long term extension of this lease at a reduced lease rate and participation in the long term project of replacing these facilities with a competitive offering. Omega elected to evaluate the market and requested a short term extension of the existing lease to pursue opportunities. We agreed to extend the lease through August 2010 on a monthly basis until a replacement tenant or buyer can be put into place. When a new operator is in place the lease will terminate and we will cooperate in an orderly transition to the new operator. These facilities are included in continuing operations at December 31, 2009. We will reclassify the operations of these facilities to discontinued operations once the transfer is completed.
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

Selected Financial and Operating Data
The following table summarizes the Advocat statements of continuing operations for the years ended December 31, 2009, 2008 and 2007, and sets forth this data as a percentage of revenues for the same years.

	Year Ended December 31,
			(Dollars in thousands)
	2009		2008		2007
Revenues:
Patient revenues, net	$302,031	100.0%	$287,607	100.0%	$243,907	100.0%

Expenses:
Operating	240,095	79.5	227,633	79.1	186,957	76.7
Lease	23,422	7.8	22,962	8.0	20,019	8.2
Professional liability	9,132	3.0	1,658	0.6	(1,663)	(0.7)
General & administrative	18,496	6.1	18,486	6.4	17,552	7.2
Depreciation and amortization	5,999	2.0	5,306	1.9	4,093	1.7

	297,144	98.4	276,045	96.0	226,958	93.1

Operating income	4,887	1.6	11,562	4.0	16,949	6.9

Other income (expense):
Foreign currency transaction gain (loss)	191	0.1	(1,005)	(0.4)	808	0.3
Other income	549	0.2	—	—	—	—
Interest income	161	—	454	0.2	1,016	0.5
Interest expense	(1,877)	(0.6)	(2,870)	(1.0)	(3,549)	(1.4)
Debt retirement costs	—	—	—	—	(116)	(0.1)

	(976)	(0.3)	(3,421)	(1.2)	(1,841)	(0.7)

Income from continuing operations before income taxes	3,911	1.3	8,141	2.8	15,108	6.2
Provision for income taxes	(1,497)	(0.5)	(2,759)	(1.0)	(6,012)	(2.5)

Net income from continuing operations	$2,414	0.8%	$5,382	1.8%	$9,096	3.7%

The following table presents data about the facilities we operated as part of our continuing operations as of the dates or for the years indicated:

	December 31,
	2009	2008		2007
Licensed Nursing Home Beds:
Owned	936	942		942
Leased (3)	4,848	4,831		4,831

Total	5,784	5,773		5,773

Assisted Living Units:
Owned	—	—		17
Leased	14	14		49

Total	14	14		66

Total Beds/Units:
Owned	936	942		959
Leased	4,862	4,845		4,880

Total	5,798	5,787		5,839

Facilities:
Owned	9	9		9
Leased	41	41		41

Total	50	50		50

Average Occupancy:
Nursing centers	76.7%	75.3	%(1)	77.6	%(2)
Assisted living units	72.8%	64.3%		63.1

Total	76.7%	75.2%		77.4%

(1)	On a same center basis, occupancy was 77.9% for 2008.

(2)	On a same center basis, occupancy was 78.8% for 2007.

(3)	An additional 15 beds were placed into service in a leased facility effective January 1, 2010.

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
Revenues
     Patient Revenues
The fees we charge patients in our nursing centers are recorded on an accrual basis. These rates are contractually adjusted with respect to individuals receiving benefits under federal and state-funded programs and other third-party payors. Our net revenues are derived substantially from Medicare, Medicaid and other government programs (approximately 84.8%, 84.9% and 86.9% for 2009, 2008 and 2007, respectively). Medicare intermediaries make retroactive adjustments based on changes in allowed claims. In addition, certain of the states in which we operate require complicated detailed cost reports which are subject to review and adjustments. In the opinion of management, adequate provision has been made for adjustments that may result from such reviews. Retroactive adjustments, if any, are recorded when objectively determinable, generally within three years of the close of a reimbursement year depending upon the timing of appeals and third-party settlement reviews or audits.
     Allowance for Doubtful Accounts
We evaluate the collectability of our accounts receivable by reviewing current aging summaries of accounts receivable, historical collections data and other factors. As a percentage of revenue, our provision for doubtful accounts was approximately 0.7%, 0.8% and 0.5% for 2009, 2008 and 2007, respectively. During 2007, bad debt expense was lower due to better than expected collections experience. Historical bad debts have generally resulted from uncollectible private pay balances, some uncollectible coinsurance and deductibles and other factors. Receivables that are deemed to be uncollectible are written off.
Professional Liability and Other Self-Insurance Reserves
Accrual for Professional and General Liability Claims-
Because our actual liability for existing and anticipated professional liability and general liability claims will exceed our limited insurance coverage, we have recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $18.5 million as of December 31, 2009. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of related legal costs incurred and expected to be incurred. All losses are projected on an undiscounted basis.
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

	Accrual at
	December 31,	December 31,
	2009	2008
Policy Year End:
May 31, 2010	$3,763,000	$—
March 9, 2009	8,713,000	3,837,000
March 9, 2008	4,377,000	5,769,000
March 9, 2007	1,060,000	3,202,000
March 9, 2006	357,000	1,102,000
March 9, 2005 and earlier	232,000	1,049,000

	$18,502,000	$14,959,000

The Company’s cash expenditures for self-insured professional liability costs were $4.9 million, $6.8 million and $2.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.
Although we retain a third-party actuarial firm to assist us, professional and general liability claims are inherently uncertain, and the liability associated with anticipated claims is very difficult to estimate. As a result, our actual liabilities may vary significantly from the accrual, and the amount of the accrual has and may continue to fluctuate by a material amount in any given quarter.
Professional liability costs are material to our financial position, and changes in estimates, as well as differences between estimates and the ultimate amount of loss, may cause a material fluctuation in our reported results of operations. Our professional liability expense was $9.1 million and $1.7 million for the years ended December 31, 2009 and 2008, respectively, compared to a negative expense of $1.7 million for the year ended December 31, 2007, with the negative amount representing net benefits resulting from downward revisions in previous estimates. These amounts are material in relation to our reported net income from continuing operations for the related periods of $2.4 million, $5.4 million and $9.1 million, respectively. The total liability recorded at December 31, 2009, was $18.5 million, compared to current assets of $41.7 million and total assets of $105.3 million.
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
For the period from July 1, 2008 through June 30, 2010, we entered into a series of annual prefunded deductible workers’ compensation policies. Under these policies, we are self-insured for the first $500,000 per claim, subject to an aggregate maximum of $3,000,000. We fund a loss fund account with the insurer to pay for claims below the deductible. We account for premium expense under this policy based on our estimate of the level of claims expected to be incurred, subject to the policy deductibles. Any differences in estimated claims costs and actual amounts are included in expense in the period finalized.
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

Asset Impairment
We evaluate our property, equipment and other long-lived assets on a quarterly basis to determine if facts and circumstances suggest that the assets may be impaired or that the estimated depreciable life of the asset may need to be changed such as significant physical changes in the property, significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows or fair values of the property. The need to recognize an impairment is based on estimated future cash flows from a property compared to the carrying value of that property. If recognition of impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property. We have no assets recorded at fair value; however, our asset impairment analysis is consistent with the fair value measurements described in the accounting guidance for “Fair Value Measurements and Disclosures". We did not record any asset impairments in 2009, 2008 or 2007. If our estimates or assumptions with respect to a property change in the future, we may be required to record impairment charges for our assets.
Business Combinations
Effective January 1, 2009, we adopted the new accounting guidance on “Business Combinations” which established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree as well as the goodwill acquired or gain recognized in a bargain purchase. The new guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. During the fourth quarter of 2008, we expensed $202,000 in acquisition costs related to the transaction discussed in Note 3 of the Consolidated Financial Statements. Under the business combination accounting guidance in effect prior to January 1, 2009, these costs were considered part of the purchase price and as such were capitalized, but effective January 1, 2009 the accounting guidance required these costs be expensed as incurred. The SMSA Acquisition in 2007 has been accounted for as a purchase business combination under the previous guidance. Both the current and previous guidance require that we make certain valuations to determine the fair value of assets acquired and the liabilities assumed. These valuations are subject to retroactive adjustment during the twelve month period subsequent to the acquisition date. Such valuations require us to make significant estimates, judgments and assumptions, including projections of future events and operating performance.
Stock-Based Compensation
We recognize compensation cost for all share-based payments granted after January 1, 2006 on a straight-line basis over the vesting period. We calculated the recognized and unrecognized stock-based compensation using the Black-Scholes-Merton option valuation method, which requires us to use certain key assumptions to develop the fair value estimates. These key assumptions include expected volatility, risk-free interest rate, expected dividends and expected term. During the years ended December 31, 2009, 2008 and 2007, we recorded charges of approximately $0.7 million, $0.9 million and $0.6 million in stock-based compensation, respectively. Stock-based compensation expense is a non-cash expense and such amounts are included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees.
Income Taxes
We determine deferred tax assets and liabilities based upon differences between financial reporting and tax bases of assets and liabilities and measure them using the enacted tax laws that will be in effect when the differences are expected to reverse. We maintain a valuation allowance of approximately $0.9 million to reduce the deferred tax assets by the amount we believe is more likely than not to not be utilized through the turnaround of existing temporary differences, future earnings, or a combination thereof. In future periods, we will continue to assess the need for and adequacy of the remaining valuation allowance. We follow the relevant guidance found in the FASB codification, accounting for uncertainty in income taxes. The guidance provides information and procedures for financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.

Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of December 31, 2009, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

		Less than	1 to 3	3 to 5	After
Contractual Obligations	Total	1 year	Years	Years	5 Years
Long-term debt obligations (1)	$26,310	$3,186	$23,124	$—	$—
Settlement Obligations (2)	$735	$735	$—	$—	$—
Series C Preferred Stock (3)	$5,176	$5,176	$—	$—	$—
Elimination of Preferred Stock Conversion feature (4)	$6,009	$687	$1,374	$1,374	$2,574
Operating leases	$599,088	$22,285	$45,577	$47,822	$483,404
Required capital expenditures under mortgage loans and operating leases (5)	$23,631	$671	$983	$840	$21,137

Total	$660,949	$32,740	$71,058	$50,036	$507,115

(1)	Long-term debt obligations include scheduled future payments of principal and interest of long-term debt.

(2)	Settlement obligations relate to professional liability cases settled that will be paid in 2010. The liabilities are included in our self insurance reserves.

(3)	Series C Preferred Stock includes quarterly dividend payments and redemption value at the preferred shareholder’s earliest redemption date.

(4)	Payments to Omega for the elimination of the preferred stock conversion feature in connection with restructuring the preferred stock and master lease agreements. Monthly payments of approximately $57,000 will be made through the end of the initial lease period that ends in September 2018.

(5)	Includes annual expenditure requirements for capital maintenance under mortgage loan covenants and annual capital expenditure requirements under operating leases.
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.5 times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change of control of the Company (as defined). The maximum contingent liability under these agreements is approximately $1.8 million as of December 31, 2009. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by us or the employee. In addition, upon the occurrence of any triggering event, those certain members of management may elect to require that we purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of our common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of our stock on December 31, 2009, the maximum contingent liability for the repurchase of the equity grants is approximately $0.8 million. No amounts have been accrued for this contingent liability.
Payor Sources
We classify our revenues from patients and residents into four major categories: Medicaid, Medicare, Managed care, and private pay and other. Medicaid revenues are composed of the traditional Medicaid program established to provide benefits to those in need of financial assistance in the securing of medical services. Medicare revenues include revenues received under both Part A and Part B of the Medicare program. Managed care revenues include payments for patients who are insured by a third-party entity, typically called a Health Maintenance Organization, often referred to as an HMO plan, or are Medicare beneficiaries who assign their Medicare benefits to a Managed Care replacement plan often referred to as Medicare replacement products. The private pay and other classification consist primarily of individuals or parties who directly pay for their services. Included in the private pay and other are patients who are hospice beneficiaries as well as the recipients of Veterans Administration benefits. Veterans Administration payments are made pursuant to renewable contracts negotiated with these payors.
The following table sets forth net patient and resident revenues related to our continuing operations by payor source for the periods presented (dollar amounts in thousands):

	Year Ended December 31,
	2009		2008		2007
Medicaid	$165,445	54.8%	$154,048	53.6%	$136,694	56.0%
Medicare	90,700	30.0	89,900	31.3	75,252	30.9
Managed care	8,070	2.7	6,902	2.4	3,527	1.5
Private Pay and other	37,816	12.5	36,757	12.7	28,434	11.6

Total	$302,031	100.0%	$287,607	100.0%	$243,907	100.0%

Consistent with the nursing home industry in general, changes in the mix of a facility’s patient population among Medicaid, Medicare, Managed care and private pay can significantly affect the profitability of the facility’s operations.
Results of Operations
As discussed in the overview at the start of Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have completed certain divestitures, acquisitions and a new lease agreement. We have reclassified our Consolidated Financial Statements to present certain divestitures as discontinued operations for all periods presented. We have also defined our same center operations in our 2008 and 2007 comparative years in light of these transactions. Same center information excludes the operations of the New Texas Facilities and all discontinued operations.

	Year Ended December 31,
(in thousands)	2009	2008	Change	%
PATIENT REVENUES, net	$302,031	$287,607	$14,424	5.0%

EXPENSES:
Operating	240,095	227,633	12,462	5.5%
Lease	23,422	22,962	460	2.0%
Professional liability	9,132	1,658	7,474	450.8%
General and administrative	18,496	18,486	10	0.1%
Depreciation and amortization	5,999	5,306	693	13.1%

Total expenses	297,144	276,045	21,099	7.6%

OPERATING INCOME	4,887	11,562	(6,675)	(57.7)%

OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	191	(1,005)	1,196	119.0%
Other income	549	—	549	—
Interest income	161	454	(293)	64.5%
Interest expense	(1,877)	(2,870)	993	34.6%

	(976)	(3,421)	2,445	71.5%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,911	8,141	(4,230)	(52.0)%
PROVISION FOR INCOME TAXES	(1,497)	(2,759)	(1,262)	(45.7)%

NET INCOME FROM CONTINUING OPERATIONS	$2,414	$5,382	$(2,968)	(55.1)%

	Year Ended December 31,
(in thousands)	2008	2007	Change	%
PATIENT REVENUES, net	$287,607	$243,907	$43,700	17.9%

EXPENSES:
Operating	227,633	186,957	40,676	21.8%
Lease	22,962	20,019	2,943	14.7%
Professional liability	1,658	(1,663)	3,321	199.7%
General and administrative	18,486	17,552	934	5.3%
Depreciation and amortization	5,306	4,093	1,213	29.6%

Total expenses	276,045	226,958	49,087	21.6%

OPERATING INCOME	11,562	16,949	(5,387)	(31.8)%

OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	(1,005)	808	(1,813)	(224.4)%
Interest income	454	1,016	(562)	(55.3)%
Interest expense	(2,870)	(3,549)	679	19.1%
Debt retirement costs	—	(116)	116	100.0%

	(3,421)	(1,841)	(1,580)	(85.8)%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	8,141	15,108	(6,967)	(46.1)%
PROVISION FOR INCOME TAXES	(2,759)	(6,012)	(3,253)	(54.1)%

NET INCOME FROM CONTINUING OPERATIONS	$5,382	$9,096	$(3,714)	(40.8)%

As a supplement to the tables above, the following table presents the unaudited statements of income from continuing operations before income taxes and related data on a same center basis, excluding the effects of the acquired facilities. Same center information excludes the operations of the New Texas Facilities and all discontinued operations.

SAME CENTER	Year Ended December 31,
(in thousands)	2008	2007	Change	%
PATIENT REVENUES, net	$234,941	$224,476	$10,465	4.7%

EXPENSES:
Operating	180,356	170,007	10,349	6.1%
Lease	18,909	18,506	403	2.2%
Professional liability	1,499	(1,854)	3,353	180.9%
General and administrative	17,615	16,866	749	4.4%
Depreciation and amortization	4,225	3,783	442	11.7%

Total expenses	222,604	207,308	15,296	7.4%

OPERATING INCOME	12,337	17,168	(4,831)	(28.1)%

OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	(1,005)	808	(1,813)	(224.4)%
Interest income	454	1,016	(562)	(55.3)%
Interest expense	(2,312)	(3,174)	862	27.2%
Debt retirement costs	—	(116)	116	100.0%

	(2,863)	(1,466)	(1,397)	(95.3)%

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$9,474	$15,702	$(6,228)	(39.7)%

Year Ended December 31, 2009 Compared With Year Ended December 31, 2008
Patient Revenues
Patient revenues increased to $302.0 million in 2009 from $287.6 million in 2008, an increase of $14.4 million, or 5.0%. This increase is primarily due to increased Medicaid rates in certain states, increased Medicaid, private and Managed Care census, and Medicare rate increases in the first nine months of 2009 compared to 2008, partially offset by the effects of lower Medicare census and a Medicare rate reduction effective October 1, 2009.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Year Ended
	December 31,
	2009	2008
Skilled nursing occupancy	76.7%	75.3%
Medicare census as percent of total	12.7%	13.3%
Managed care census as percent of total	1.3%	1.2%
Medicare revenues as percent of total	30.0%	31.3%
Medicaid revenues as percent of total	54.8%	53.6%
Managed care revenues as percent of total	2.7%	2.4%
Medicare average rate per day	$398.88	$386.30
Medicaid average rate per day	$146.05	$139.45
Managed care average rate per day	$372.76	$343.73
The Company’s average rate per day for Medicare Part A patients increased 3.3% in 2009 compared to 2008 as a result of the annual inflation adjustment that was effective October 1, 2008 and the acuity levels of Medicare patients in our nursing centers, as indicated by RUG level scores, which were higher in 2009 than in 2008. However, effective October 1, 2009, CMS reduced Medicare rates approximately 1.1%. Our average rate per day for Medicaid patients increased 4.7% in 2009 compared to 2008 as a result of rate increases in certain states, partially funded by increased provider taxes, and increasing patient acuity levels. Taking higher provider taxes into consideration, the net increase in the average Medicaid rate per day was 3.6%,

Operating expense
Operating expense increased to $240.1 million in 2009 from $227.6 million in 2008, an increase of $12.5 million, or 5.5%. This increase is primarily attributable to cost increases related to wages and benefits and other costs discussed below. Operating expense increased to 79.5% of revenue in 2009, compared to 79.1% of revenue in 2008.
The largest component of operating expenses is wages, which increased to $147.2 million in 2009 from $138.9 million in 2008, an increase of $8.3 million, or 6.0%. Wages increased primarily as a result of labor costs associated with increases in census and patient acuity levels, competitive labor markets in most of the areas in which we operate and regular merit and inflationary raises for personnel (increase of approximately 2.4% for the period). Wages also increased $0.4 million in 2009 as a result of increased dietary, laundry and housekeeping employees hired in 2008 following the termination of an outsourcing contract for these services at eight facilities.
Employee health insurance costs were approximately $1.6 million higher in 2009 compared to 2008, an increase of 23.7%. The Company is self insured for the first $160,000 in claims per employee each year, and we experienced a higher level of costs during the 2009 period. Employee health insurance costs can vary significantly from year to year, and we evaluate the provisions of these plans annually. Effective January 1, 2010, we implemented changes to our health insurance plans to increase employee-paid premiums and deductibles, which is expected to reduce the level of future cost increases borne by the Company.
Provider taxes increased approximately $1.8 million in 2009, primarily due to new rate legislation in Florida. Effective April 1, 2009, Florida enacted a provider tax that resulted in increases in the Medicaid rate for facilities in that state.
As part of the transition to the newly constructed Brentwood Terrace replacement facility, we incurred approximately $0.2 million in increased operating costs. The increased operating costs were a result of additional wages, maintenance, advertising and travel related to the transition of residents and operations to the new building and the increase in census at this new building. For the fourth quarter of 2009, average daily census increased to 89 compared to 37 for the second quarter of 2008, when we began construction and Medicare average daily census increased to over 10 compared to 3.
The above increases were offset by a reduction in workers’ compensation insurance expense of approximately $0.9 million in 2009. We had better claims experience in 2009, resulting in lower expense.
The remaining increases in operating expense are primarily due to the effects of increases in patient acuity levels as indicated by RUG level scores, which were higher in 2009, resulting in greater costs to care for these patients.
Lease expense
Lease expense increased to $23.4 million in 2009 from $23.0 million in 2008. The primary reason for the increase in lease expense was rent increases for lessor funded property renovations and the recently completed Brentwood Terrace replacement facility. Initial quarterly rent expense for Brentwood Terrace is approximately $0.2 million per quarter and accounted for $0.3 million of the increase in 2009 for the three and a half months the new facility was open.
Professional liability
Professional liability expense increased to $9.1 million in 2009 from $1.7 million in 2008, an increase of $7.4 million. We were engaged in 33 professional liability lawsuits as of December 31, 2009, compared to 28 as of December 31, 2008. Our cash expenditures for professional liability costs were $4.9 million and $6.8 million for 2009 and 2008, respectively. Professional liability cash expenditures can fluctuate from year to year.
General and administrative expense
General and administrative expense was approximately $18.5 million in 2009, unchanged from 2008. As a percentage of revenue, general and administrative expense decreased to 6.1% in 2009 from 6.4% in 2008. There was an increase of approximately $0.3 million increase in wages, as well as higher costs of approximately $0.2 million incurred in connection with the solicitation of proxies for our annual shareholders’ meeting. These increases were offset by decreases in travel costs and stock-based compensation costs. Effective January 1, 2009, we instituted a wage freeze for our corporate and regional management teams, with reduced wage increases for the balance of our employees. These policies have been extended in 2010 and will be reevaluated as business and economic conditions merit.

Depreciation and amortization
Depreciation and amortization expense was approximately $6.0 million in 2009 and $5.3 million in 2008. The increase in 2009 is primarily due to depreciation and amortization expenses related to capital expenditures for additions to property and equipment.
Foreign currency transaction gain (loss).
A foreign currency transaction gain of $191,000 was recorded in 2009 compared to a loss of $1.0 million in 2008. Such losses result primarily from foreign currency translation of a note receivable from the sale of our Canadian operations in 2004. The balance due on this note was collected in June 2009.
Other income
Other income of $549,000 is a non-cash gain that is the result of the settlement of pre-acquisition cost report obligations related to one of the homes we acquired in Texas in 2007. We had previously recorded a contingent liability related to cost report assessments and the other income results from the settlement of this liability with CMS for less than the amount accrued.
Interest expense
Interest expense decreased to $1.9 million in 2009 compared to $2.9 million in 2008. The reduction in expense is due to principal payments made during 2009 and 2008 and reductions in variable interest rates.
Income from continuing operations before income taxes; income from continuing operations per common share
As a result of the above, continuing operations reported income before income taxes of $3.9 million in 2009 compared to income of $8.1 million in 2008. The provision for income taxes was $1.5 million in 2009, an effective rate of 38.3%, compared to $2.8 million in 2008, an effective rate of 33.9%. During 2008, our income taxes were reduced by carryforward credits we generated under the Work Opportunity Tax Credit program in years prior to 2001. The basic and diluted income per common share from continuing operations were $0.37 and $0.36, respectively, in 2009, as compared to a basic and diluted income per common share from continuing operations of $0.89 and $0.86, respectively, in 2008.
Year Ended December 31, 2008 Compared with Year Ended December 31, 2007
As noted in the overview, we completed the SMSA Acquisition and entered into a lease for an additional facility in Texas during 2007. All results for the New Texas Facilities are included from the effective date of acquisition or inception of lease. Accordingly, the data referenced in comparisons below for the New Texas Facilities is comparing the full year of 2008 to a partial period in 2007.
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
Patient Revenues. Patient revenues increased to $287.6 million in 2008 from $243.9 million in 2007, an increase of $43.7 million, or 17.9%. Revenues related to the New Texas Facilities were $52.7 million in 2008 and $19.4 million in 2007. Same center patient revenues increased to $234.9 million in 2008 from $224.5 million in 2007, an increase of $10.4 million, or 4.7%. This increase is primarily due to Medicare rate increases, increased Medicaid rates in certain states and increased private pay and managed care rates and census, partially offset by the effects of lower Medicare and Medicaid census.

The following table summarizes key revenue and census statistics for continuing operations for each period and segregates effects of the New Texas Facilities:

	Year Ended
	December 31,
	2008	2007
Skilled nursing occupancy:
Same center	77.9%	78.8%
New Texas Facilities	66.8%	67.4%
Total continuing operations	75.3%	77.6%
Medicare census as percent of total:
Same center	13.7%	13.8%
New Texas Facilities	11.7%	12.9%
Total continuing operations	13.3%	13.7%
Medicare revenues as percent of total:
Same center	31.1%	30.5%
New Texas Facilities	31.9%	34.7%
Total continuing operations	31.3%	30.9%
Medicaid revenues as percent of total:
Same center	55.1%	57.0%
New Texas Facilities	46.8%	44.8%
Total continuing operations	53.6%	56.0%
Medicare average rate per day:
Same center	$383.15	$351.80
New Texas Facilities	$400.05	$390.54
Total continuing operations	$386.30	$355.11
Medicaid average rate per day:
Same center	$145.37	$140.13
New Texas Facilities	$114.87	$110.69
Total continuing operations	$139.45	$137.79
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
Operating expense. Operating expense increased to $227.6 million in 2008 from $187.0 million in 2007, an increase of $40.6 million, or 21.8%. Operating expense related to the New Texas Facilities was $47.2 million in 2008 and $17.0 million in 2007. Same center operating expense increased to $180.4 million in 2008 from $170.0 million in 2007, an increase of $10.4 million, or 6.1%. This increase is primarily attributable to cost increases related to wages and other cost increases discussed below. On a same center basis, operating expense increased to 76.8% of revenue in 2008, compared to 75.7% of revenue in 2007.
The largest component of operating expenses is wages, which increased to $135.9 million in 2008 from $111.8 million in 2007, an increase of $24.1 million, or 21.5%. Wages related to the New Texas Facilities were approximately $29.0 million in 2008 and $9.7 million in 2007. Same center wages increased approximately $4.8 million, or 4.7%, primarily due to increases in wages as a result of competitive labor markets in most of the areas in which we operate, regular merit and inflationary raises for personnel (increase of approximately 4.2% for the year), and labor costs associated with increases in patient acuity levels. Effective January 1, 2009, we have instituted a wage freeze for our corporate and regional management teams, with reduced wage increases for the balance of our employees, and estimate these wage policy changes helped us save approximately $0.7 million in operating expense in 2009.
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
Our three Houston area nursing centers incurred additional costs in 2008 as a result of Hurricane Ike. We incurred approximately $0.2 million in incremental operating costs. In addition, during the fourth quarter of 2008, we expensed $0.2 million in acquisition costs for a potential acquisition in West Virginia that was in process but not completed as of December 31, 2008. Under previous guidance, these costs were considered part of the purchase price and appropriately capitalized, but under current guidance they are expensed as incurred. During 2008, in connection with this West Virginia acquisition, we advanced $0.2 million to the operator of the existing facility amounts in excess of the agreed upon purchase price. We accounted for these advances in excess of the purchase price as operating expenses during 2008.
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
General and administrative expense. General and administrative expense increased to $18.5 million in 2008 from $17.6 million in 2007, an increase of $0.9 million or 5.3%. As a percentage of revenue, general and administrative expense decreased to 6.4% in 2008 from 7.2% in 2007. General and administrative expense related to the New Texas Facilities was $0.9 million in 2008 and $0.7 million in 2007, including $0.3 million for post acquisition integration costs in 2007. Same center general and administrative expense increased to $17.6 million in 2008 from $16.9 million in 2007, an increase of $0.7 million, or 4.4%. Compensation costs increased by approximately $0.9 million, including normal merit and inflationary increases and new positions added to improve operating and financial controls. Effective January 1, 2009, we have instituted a wage freeze for our corporate and regional management teams, with reduced wage increases for the balance of our employees, and estimate these wage policy changes helped us save approximately $0.2 million in general and administrative expense in 2009. Travel costs increased by approximately $0.3 million. Stock-based compensation costs increased by approximately $0.2 million. These increases were partially offset by a decrease in incentive compensation expense of $1.2 million.
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
Income from continuing operations before income taxes; income from continuing operations per common share. As a result of the above, continuing operations reported income before income taxes of $8.1 million in 2008 compared to $15.1 million in 2007. The provision for income taxes was $2.8 million in 2008, an effective rate of 33.9%, compared to $6.0 million in 2007, an effective rate of 39.8%. Our 2008 income taxes have been reduced by tax credits generated under the Work Opportunity Tax Credit program. The basic and diluted income per common share from continuing operations were $0.89 and $0.86, respectively, in 2008, as compared to a basic and diluted income per common share from continuing operations of $1.49 and $1.43, respectively, in 2007.
Liquidity and Capital Resources
Liquidity
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
Net cash provided by operating activities of continuing operations totaled $12.1 million, $9.1 million and $12.1 million in 2009, 2008 and 2007, respectively. Operating activities of discontinued operations provided cash of $0.3 million, $0.4 million and $0.6 million in 2009, 2008 and 2007, respectively.
Investing activities of continuing operations used cash of $9.2 million, $9.9 million and $14.1 million in 2009, 2008 and 2007, respectively. These amounts primarily represent cash used for purchases of property, plant and equipment. We have used between $6.6 million and $9.7 million for capital expenditures of continuing operations in each of the three calendar years ended December 31, 2009. These uses of cash were partially offset by collections on a note receivable of $4.2 million, $0.8 million and $0.7 million in 2009, 2008 and 2007, respectively. The $6.9 million and $0.8 million in “payment for construction in progress — leased facility” in 2009 and 2008, respectively, relate to the replacement facility that was constructed in Texas with lease financing. During the third quarter 2009, the facility was completed and the sale and leaseback of the Brentwood Terrace facility was deemed to have occurred.
Financing activities of continuing operations used cash of $2.2 million and $3.6 million in 2009 and 2008 and provided cash of $0.7 million in 2007. Cash used in 2009, 2008 and 2007 primarily resulted from payment of existing debt obligations of $7.6 million, $2.0 million and $13.4 million, respectively, and the repurchase of $1.7 million and $0.8 million of our common stock in 2008 and 2007, respectively. The $6.9 million and $0.8 million in “construction allowance receipts — leased facility” in 2009 and 2008, respectively, relate to the replacement facility that was constructed in Texas with lease financing. During the third quarter 2009, the facility was completed and the sale and leaseback of the Brentwood Terrace facility was deemed to have occurred.
Dividends
On August 5, 2009, the Board of Directors approved the payment of a quarterly dividend on common shares of $0.05 per share commencing with the quarter ended June 30, 2009. While the Board of Directors intends to pay quarterly dividends, the Board will make the determination of the amount of future cash dividends, if any, to be declared and paid based on, among other things, the Company’s financial condition, funds from operations, the level of its capital expenditures and its future business prospects.
Preferred Stock
In 2006, we issued Omega 5,000 shares of Series C Preferred Stock with a stated value of approximately $4.9 million and an annual dividend rate of 7% of its stated value. Dividends on the Series C Preferred Stock are paid quarterly in cash. The Series C Preferred Stock is not convertible, but is redeemable at its stated value at Omega’s option after September 30, 2010, and is redeemable at its stated value at our option after September 30, 2007, subject to certain limitations.
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
Professional Liability
We have numerous pending liability claims, disputes and legal actions for professional liability and other related issues. For several years, due to our past claim experience and increasing cost of claims throughout the long-term care industry, the premiums paid by us for professional liability and other liability insurance exceeded the coverage purchased so that it cost more than $1 to purchase $1 of insurance coverage. For this reason, effective March 9, 2001, we purchased professional liability insurance coverage for our facilities that, based on historical claims experience, was substantially less than the amount required to satisfy claims that were incurred. As a result, we have been effectively self-insured. We have essentially exhausted all general and professional liability insurance available for claims first asserted prior to March 10, 2009. For claims made during the period from March 10, 2009 through May 31, 2010, we maintain insurance coverage limits of $250,000 per medical incident and total annual aggregate policy coverage limits of $750,000.
As of December 31, 2009, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred but unreported claims of $18.5 million. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
Capital Resources
As of December 31, 2009, we had $24.8 million of outstanding borrowings, including $2.3 million in current scheduled payments of long-term debt. The $24.8 million is comprised of $21.1 million owed on our mortgage loan and $3.7 million owed on our term loan. The mortgage loan and the term loan carry interest rates of LIBOR plus 3.75% and LIBOR plus 2.5%, respectively. At December 31, 2009, these rates were approximately 3.98% and 2.74%, respectively.
In August 2007, we entered into an agreement with a bank for a $16.5 million term loan to finance the SMSA Acquisition and repay certain existing indebtedness. The term loan has an interest rate of LIBOR plus 2.5%, a maturity of five years, principal payments based on a ten year amortization, with additional payments based on cash flow from operations and amounts realized related to certain collateral. The term loan is set to mature in August 2012 and is secured by receivables and all other unencumbered assets of the company, including land held for sale and notes receivable. As of December 31, 2009, the remaining outstanding balance of the term loan is $3.7 million.
The bank loan agreement also includes a $15 million revolving credit facility that provides revolving credit loans as well as the issuance of letters of credit. The revolver is secured by accounts receivable and there are limits on the maximum amount of loans that may be outstanding under the revolver based on borrowing base restrictions. The revolver has a term of three years, expiring August 2010, and interest at our option of LIBOR plus 2.25% or the bank’s prime lending rate. Annual fees for letters of credit issued under this revolver were 2.25% of the amount outstanding. We have a letter of credit of approximately $8.1 million to serve as a security deposit for all of our leases with Omega. Considering the balance of eligible accounts receivable at December 31, 2009, the letter of credit and the maximum loan of $15 million, the balance available for future revolving credit loans is $6.9 million. Eligible accounts receivable are calculated as defined and consider 80% of certain net receivables while excluding receivables from private pay patients, those pending approval by Medicaid and receivables greater than 90 days. As of December 31, 2009, our borrowing base of eligible accounts receivable is in excess of the $15 million credit facility.
The revolving credit facility matures in August 2010. We have no borrowings outstanding under the loan but we have outstanding letters of credit in the amount of $8.1 million as a security deposit for all of our leases with Omega. We are negotiating a new facility to replace the existing revolving credit facility.
Our bank term loan agreement requires additional payments from proceeds received upon certain asset dispositions and excess cash flows, as defined in the term loan agreement. In addition, our term loan agreement allows for voluntary prepayments of principal outstanding, and during 2009 and 2007, we made voluntary prepayments of $3.5 million and $3.0 million, respectively. These prepayments reduce the required amounts that must be paid in future periods from excess cash flows and asset dispositions.
Our debt agreements contain various financial covenants, the most restrictive of which relate to cash flow, census and debt service coverage ratios. We are in compliance with all such covenants at December 31, 2009. Our calculated compliance with financial covenants is presented below:

		Level at
	Requirement	December 31, 2009
Minimum fixed charge coverage ratio	≥ 1.10:1.00	1.28
Minimum adjusted EBITDA (as defined)	≥ $10.5 million	$17.0 million
Maximum leverage ratio (leased facilities)	≤ 1.50:1.00	0.29
Debt service coverage ratio (mortgaged facilities)	≥ 1.30:1.00	3.58

New Facility Construction
Texas Facility. In August 2009, we completed the construction of a 119 bed skilled nursing facility, Brentwood Terrace, located in Paris, Texas, replacing an existing 102 bed facility leased from Omega. The new facility was financed with funding from Omega, and is leased from Omega under a long term operating lease with renewal options through 2035. Annual rent is $789,000 initially, equal to 10.25% of $7.7 million, the total cost of the replacement facility. The daily census as of December 31, 2009 increased to 95 compared to 67 as of August 25, 2009, the day we moved into the new facility and Medicare census increased to 10 compared to 7. For the fourth quarter of 2009, average daily census increased to 89 compared to 37 for the second quarter of 2008, when we began construction, and Medicare average daily census increased to over 10 from 3. The lease provides for renewal options with respect to the new facility through 2035.
The replacement facility is subject to the requirements of our current master lease, with certain exceptions for capital spending requirements. In August 2014, we may terminate the lease with respect to this facility. Beginning February 2011 and continuing until August 2014, Omega may terminate the lease for this facility if the cash flow of the facility (as defined in the lease amendment) is less than 1.2 times the then existing rent. If we elect to continue the lease, annual rentals for this facility may be increased by an amount equal to one half of the amount of the cash flow of the facility (as defined in the lease amendment) in excess of 1.2 times the then existing rent, effective as of August 25, 2014. If at any time after February 2011 the average annual cash flow of the facility exceeds 1.3 times the then existing rent, both our and Omega’s termination options of both Omega and the Company are eliminated, and the rent reset provisions described above are eliminated.
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
Amendment to Shareholders’ Rights Plan
On August 14, 2009, the Company’s Board of Directors amended our current Amended and Restated Rights Agreement (the “Rights Agreement”) which was originally adopted in 1995. The amendment changes the definition of “Acquiring Person” to be such person that acquires 20% or more of the shares of Common Stock of the Company, up from the 15% that previously defined an acquiring person. On August 1, 2008, an amendment was approved which provided for an increase of the exercise price of the rights under the Rights Agreement (the “Rights”) to $50 from $15 and for the extension of the expiration date of the Rights to August 2, 2018. In addition, the 2008 amendment included a share exchange feature that provides the Company’s Board the option of exchanging, in whole or in part, each Right, other than those of the hostile acquiring holder, for one share of our common stock. This provision is intended to avoid requiring Rights holders to pay cash to exercise their Rights and to alleviate the uncertainty as to whether holders will exercise their Rights.
Facility Renovations
During 2005, we began an initiative to complete strategic renovations of certain facilities to improve occupancy, quality of care and profitability. We developed a plan to begin with those facilities with the greatest potential for benefit, and began the renovation program during the third quarter of 2005. As of December 31, 2009, we have completed renovations at twelve facilities and have two additional projects in progress that we expect to complete in the first half of 2010. In January 2010, we celebrated the grand opening of our thirteenth renovation project, which included a 15 bed expansion to the nursing center. We are developing plans for additional renovation projects.

A total of $19.6 million has been spent on these renovation programs to date, with $12.5 million financed through Omega, $6.0 million financed with internally generated cash, and $1.1 million financed with long-term debt. In May 2009, Omega agreed to provide an additional $5.0 million to fund renovations to several nursing centers we lease from them under the same terms as prior funding commitments totaling $10.0 million.
For the eleven facilities with renovations completed before the beginning of the fourth quarter 2009 compared to the last twelve months prior to the commencement of renovation, average occupancy increased from 66.5% to 74.4% and Medicare average daily census increased from a total of 118 to 132 in the fourth quarter of 2009.
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
Accounts receivable attributable to patient services of continuing operations totaled $26.9 million at December 31, 2009, compared to $27.0 million at December 31, 2008, representing approximately 32 and 34 days revenue in accounts receivable, respectively.
The allowance for bad debt was $2.9 million and $3.3 million at December 31, 2009 and 2008, respectively. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.
Inflation
We do not believe that our operations have been materially affected by inflation for the three most recent years; however, beginning in the second half of 2008, the cost of food and utilities at our nursing facilities increased at a higher than expected rate. While these increases have moderated in 2009, we are unsure whether this rate of increase will return in future periods. We expect salary and wage increases for our skilled health care providers to continue to be higher than average salary and wage increases, as is common in the health care industry.
Off-Balance Sheet Arrangements
We had letters of credit outstanding of approximately $8.1 million as of December 31, 2009, which serves as a security deposit for our facility leases with Omega. The letters of credit were issued under our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility. During the years ended December 31, 2009 and 2008, we incurred approximately $0.2 million in fees related to these outstanding letters of credit.
Recent Accounting Guidance
In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 reorganizes the previously issued GAAP pronouncements into accounting topics and displays them using a consistent structure. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. SFAS 168 was effective for us as of the interim period ended September 30, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have an impact on our consolidated financial statements. The only impact was that references to authoritative accounting literature are in accordance with the Codification and the descriptions of accounting guidance references in “italics” are the descriptive titles of the Codification Topics.

Accounting guidance adopted in 2009
In June 2008, the FASB issued guidance on “Earnings Per share” in determining whether instruments granted in share-based payment transactions are participating Securities. The guidance provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. We adopted this guidance effective January 1, 2009 and did not require us to retrospectively adjust our earnings per share data based on our analysis of our stock based compensation awards.
In April 2008, the FASB issued guidance on “Intangibles” in determining the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets with the intention of improving the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. We adopted the guidance effective January 1, 2009 with the components used in determining the useful life of a recognized intangible asset being applied prospectively to intangible assets acquired after January 1, 2009, and adoption did not have an impact on our financial position or results of operations. The new required disclosures were adopted as of January 1, 2009 and are included in Note 11 of the Notes to Interim Consolidated Financial Statements.
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
In May 2009, the FASB issued guidance on “Subsequent Events” that is intended to establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance requires issuers to reflect in their financial statements and disclosures the effects of subsequent events that provide additional evidence about conditions at the balance sheet date. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. The guidance was effective for us beginning with the interim period ended June 30, 2009. As the requirements under the guidance are consistent with our current practice, the implementation did not have an impact on our consolidated financial statements. We have evaluated subsequent events and noted that no subsequent events occurred (that are not already disclosed) that would otherwise make the financial statements misleading if they were not disclosed or recorded.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of December 31, 2009, we had outstanding borrowings of approximately $24.8 million, all of which is subject to variable interest rates. In the event that interest rates were to change 1%, the impact on future pre-tax cash flows would be approximately $0.2 million annually, representing the impact of increased or decreased interest expense on variable rate debt. Our existing borrowing arrangements were entered into in 2006 and 2007, and we believe that we have interest rate terms that are less than current market terms. Based on current trends, we expect that our interest rates will increase when we refinance our debt.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Audited financial statements are contained on pages F-1 through F-33 of this Annual Report on Form 10-K and are incorporated herein by reference. Audited supplemental schedule data is contained on pages S-1 through S-2 of this Annual Report on Form 10-K and is incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Advocat, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2009. Based on this evaluation, the principal executive and financial officers have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.
Management’s Report on Internal Control over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). We assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. We have concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, BDO Seidman, LLP, has issued an unqualified audit report on our financial statements included in this annual report as well as an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2009 which is included herein.
Changes in Internal Control over Financial Reporting
There has been no change (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that has occurred during our fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
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
Brentwood, Tennessee
We have audited Advocat Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Advocat Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2009 and 2008 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 9, 2010 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Nashville, Tennessee
March 9, 2010
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our Directors, Executive Officers and Corporate Governance is incorporated herein by reference to our definitive proxy statement for our 2010 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.
ITEM 11. EXECUTIVE COMPENSATION
Information concerning Executive Compensation is incorporated herein by reference to our definitive proxy statement for our 2010 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information concerning Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to our definitive proxy statement for our 2010 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information concerning Certain Relationships and Related Transactions is incorporated herein by reference to our definitive proxy statement for our 2010 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information concerning the fees and services provided by our principal accountant is incorporated herein by reference to our definitive proxy statement for our 2010 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.

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
March 9, 2010

/s/ William R. Council, III
William R. Council, III
President and Chief Executive Officer (Principal Executive Officer)
March 9, 2010

/s/ L. Glynn Riddle, Jr
L. Glynn Riddle, Jr.
Executive Vice President, Chief Financial Officer, Secretary (Principal Financial and Accounting Officer)
March 9, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Wallace E. Olson	/s/ William C. O’Neil. Jr.

Wallace E. Olson Chairman of the Board March 9, 2010	William C. O’Neil, Jr. Director March 9, 2010

/s/ William R. Council, III	/s/ Richard M. Brame

William R. Council, III President and Chief Executive Officer Director	Richard M. Brame Director March 9, 2010
March 9, 2010

/s/ Robert Z. Hensley	/s/ Chad A. McCurdy

Robert Z. Hensley Director March 9, 2010	Chad A. McCurdy Director March 9, 2010

ADVOCAT INC. AND SUBSIDIARIES
Consolidated Financial Statements
For the Years Ended December 31, 2009, 2008 and 2007
Together with Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Advocat Inc.
Brentwood, Tennessee
We have audited the accompanying consolidated balance sheets of Advocat Inc. as of December 31, 2009 and 2008 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advocat Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Advocat Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2010 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Nashville, Tennessee
March 9, 2010

ADVOCAT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,609,000	$7,598,000
Receivables, less allowance for doubtful accounts of $2,863,000 and $3,279,000, respectively	24,381,000	23,933,000
Receivable for leased facility construction costs	1,406,000	228,000
Current portion of note receivable	—	466,000
Prepaid expenses and other current assets	2,091,000	1,748,000
Income tax refundable	455,000	1,369,000
Deferred income taxes	4,792,000	3,967,000

Total current assets	41,734,000	39,309,000

PROPERTY AND EQUIPMENT, at cost	78,120,000	73,517,000
Less accumulated depreciation	(42,213,000)	(38,555,000)
Construction in progress – leased facility	—	1,039,000
Discontinued operations, net	1,455,000	1,455,000

Property and equipment, net	37,362,000	37,456,000

OTHER ASSETS:
Deferred income taxes	13,804,000	13,899,000
Note receivable, net of current portion	—	3,486,000
Deferred financing and other costs, net	639,000	1,009,000
Other assets	1,963,000	2,031,000
Acquired leasehold interest, net	9,764,000	10,149,000

Total other assets	26,170,000	30,574,000

	$105,266,000	$107,339,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$2,278,000	$2,238,000
Trade accounts payable	3,352,000	4,600,000
Accrued construction costs – leased facility	1,406,000	228,000
Accrued expenses:
Payroll and employee benefits	10,177,000	9,545,000
Current portion of self-insurance reserves	7,860,000	6,469,000
Other current liabilities	4,327,000	5,344,000

Total current liabilities	29,400,000	28,424,000

NONCURRENT LIABILITIES:
Long-term debt, less current portion	22,551,000	30,172,000
Self-insurance reserves, less current portion	12,235,000	10,212,000
Non-cash obligation for construction in progress – leased facility	—	1,039,000
Other noncurrent liabilities	15,195,000	12,050,000

Total noncurrent liabilities	49,981,000	53,473,000

COMMITMENTS AND CONTINGENCIES

SERIES C REDEEMABLE PREFERRED STOCK, $.10 par value, 5,000 shares authorized, issued and outstanding, stated value of $4,918,000 including premium of $1,274,000 and $2,973,000, respectively	6,192,000	7,891,000

SHAREHOLDERS’ EQUITY:
Series A preferred stock, authorized 200,000 shares, $.10 par value, none issued and outstanding	—	—
Common stock, authorized 20,000,000 shares, $.01 par value, 5,949,000 and 5,903,000 shares issued, 5,717,000 and 5,671,000 shares outstanding, respectively	59,000	59,000
Treasury stock at cost, 232,000 shares of common stock	(2,500,000)	(2,500,000)
Paid-in capital	17,647,000	16,903,000
Retained earnings	4,487,000	3,089,000

Total shareholders’ equity	19,693,000	17,551,000

	$105,266,000	$107,339,000

The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2009	2008	2007
REVENUES:
Patient revenues, net	$302,031,000	$287,607,000	$243,907,000

EXPENSES:
Operating	240,095,000	227,633,000	186,957,000
Lease	23,422,000	22,962,000	20,019,000
Professional liability	9,132,000	1,658,000	(1,663,000)
General and administrative	18,496,000	18,486,000	17,552,000
Depreciation and amortization	5,999,000	5,306,000	4,093,000

	297,144,000	276,045,000	226,958,000

OPERATING INCOME	4,887,000	11,562,000	16,949,000

OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	191,000	(1,005,000)	808,000
Other income	549,000	—	—
Interest income	161,000	454,000	1,016,000
Interest expense	(1,877,000)	(2,870,000)	(3,549,000)
Debt retirement costs	—	—	(116,000)

	(976,000)	(3,421,000)	(1,841,000)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,911,000	8,141,000	15,108,000
PROVISION FOR INCOME TAXES	(1,497,000)	(2,759,000)	(6,012,000)

NET INCOME FROM CONTINUING OPERATIONS	2,414,000	5,382,000	9,096,000

NET INCOME FROM DISCONTINUED OPERATIONS:
Operating income, net of tax provision of $117,000, $180,000 and $199,000, respectively	187,000	353,000	299,000
Loss on sale, net of tax benefit of $6,000, in 2007	—	—	(8,000)

DISCONTINUED OPERATIONS	187,000	353,000	291,000

NET INCOME	2,601,000	5,735,000	9,387,000
PREFERRED STOCK DIVIDENDS	344,000	344,000	344,000

NET INCOME FOR COMMON STOCK	$2,257,000	$5,391,000	$9,043,000

NET INCOME PER COMMON SHARE:
Per common share – basic
Continuing operations	$0.37	$0.89	$1.49
Discontinued operations	0.03	0.06	0.05

	$0.40	$0.95	$1.54

Per common share – diluted
Continuing operations	$0.36	$0.86	$1.43
Discontinued operations	0.03	0.06	0.05

	$0.39	$0.92	$1.48

COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.15	$—	$—

WEIGHTED AVERAGE COMMON SHARES:
Basic	5,678,000	5,693,000	5,870,000

Diluted	5,797,000	5,887,000	6,127,000

The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Retained
						Earnings
	Common Stock		Treasury Stock		Paid-in	(Accumulated
	Shares Issued	Amount	Shares	Amount	Capital	Deficit)	Total
BALANCE, DECEMBER 31, 2006	5,866,000	$59,000	—	$—	$15,123,000	$(11,345,000)	$3,837,000

Exercise of stock options	12,000	—	—	—	65,000	—	65,000
Net Income	—	—	—	—	—	9,387,000	9,387,000
Preferred stock dividends	—	—	—	—	—	(344,000)	(344,000)
Repurchase of common stock	—	—	74,000	(817,000)	—	—	(817,000)
Tax impact of stock options exercised	—	—	—	—	(32,000)	—	(32,000)
Stock based compensation	—	—	—	—	648,000	—	648,000

BALANCE, DECEMBER 31, 2007	5,878,000	59,000	74,000	(817,000)	15,804,000	(2,302,000)	12,744,000

Exercise of stock options	25,000	—	—	—	235,000	—	235,000
Net Income	—	—	—	—	—	5,735,000	5,735,000
Preferred stock dividends	—	—	—	—	—	(344,000)	(344,000)
Repurchase of common stock	—	—	158,000	(1,683,000)	—	—	(1,683,000)
Tax impact of stock options exercised	—	—	—	—	(3,000)	—	(3,000)
Stock based compensation	—	—	—	—	867,000	—	867,000

BALANCE, DECEMBER 31, 2008	5,903,000	59,000	232,000	(2,500,000)	16,903,000	3,089,000	17,551,000

Exercise of stock options	46,000	—	—	—	(76,000)	—	(76,000)
Net Income	—	—	—	—	—	2,601,000	2,601,000
Preferred stock dividends	—	—	—	—	—	(344,000)	(344,000)
Common dividends declared	—	—	—	—	—	(859,000)	(859,000)
Purchase of restricted share units	—	—	—	—	76,000	—	76,000
Tax impact of stock options exercised	—	—	—	—	118,000	—	118,000
Stock based compensation	—	—	—	—	626,000	—	626,000

BALANCE, DECEMBER 31, 2009	5,949,000	$59,000	232,000	$(2,500,000)	$17,647,000	$4,487,000	$19,693,000

The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,601,000	$5,735,000	$9,387,000
Discontinued operations	187,000	353,000	291,000

Net income from continuing operations	2,414,000	5,382,000	9,096,000
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	5,999,000	5,306,000	4,093,000
Provision for doubtful accounts	2,181,000	2,334,000	1,130,000
Deferred income tax provision (benefit)	(678,000)	775,000	4,925,000
Provision for (benefit from) self-insured professional liability, net of cash payments	3,543,000	(5,717,000)	(5,054,000)
Stock-based compensation	689,000	867,000	648,000
Amortization of deferred balances	382,000	426,000	334,000
Provision for leases in excess of cash payments	1,187,000	1,711,000	2,234,000
Payment from lessor for leasehold improvement	771,000	—	—
Non-cash gain on settlement of contingent liability	(549,000)	—	—
Foreign currency transaction (gain) loss	(191,000)	1,005,000	(808,000)
Debt retirement costs	—	—	116,000
Non-cash interest income	(41,000)	(121,000)	(132,000)
Changes in other assets and liabilities affecting operating activities:
Receivables, net	(4,047,000)	381,000	(10,633,000)
Prepaid expenses and other assets	621,000	210,000	2,781,000
Trade accounts payable and accrued expenses	(157,000)	(3,498,000)	3,374,000

Net cash provided by continuing operations	12,124,000	9,061,000	12,104,000
Discontinued operations	254,000	417,000	583,000

Net cash provided by operating activities	12,378,000	9,478,000	12,687,000

(Continued)

ADVOCAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	$(6,559,000)	$(9,703,000)	$(6,827,000)
Payment for construction in progress – leased facility	(6,891,000)	(811,000)	—
Acquisition of leasehold interest	—	—	(9,096,000)
Proceeds from sale of discontinued operations and bed license	—	—	180,000
Decrease in restricted cash deposits	—	—	1,110,000
Note receivable issued	—	—	(1,800,000)
Notes receivable collected	4,184,000	765,000	2,500,000
Deposits and other deferred balances	59,000	(138,000)	(120,000)

Net cash used in continuing operations	(9,207,000)	(9,887,000)	(14,053,000)
Discontinued operations	—	(49,000)	—

Net cash used in investing activities	(9,207,000)	(9,936,000)	(14,053,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(7,581,000)	(2,045,000)	(13,437,000)
Proceeds from issuance of debt	—	—	16,500,000
Financing costs	(42,000)	(79,000)	(839,000)
Payment of common stock dividends	(573,000)	—	—
Payment of preferred stock dividends	(344,000)	(344,000)	(344,000)
Repurchases of common stock	—	(1,683,000)	(817,000)
Construction allowance receipts – leased facility	6,891,000	811,000	—
Payment for preferred stock restructuring	(512,000)	(497,000)	(448,000)
Issuance of restricted share units	76,000	—	—
Net settlement of exercised stock options	(78,000)	—	—
Proceeds from exercise of stock options	3,000	235,000	65,000

Net cash provided by (used) in financing activities	(2,160,000)	(3,602,000)	680,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,011,000	(4,060,000)	(686,000)

CASH AND CASH EQUIVALENTS, beginning of period	7,598,000	11,658,000	12,344,000

CASH AND CASH EQUIVALENTS, end of period	$8,609,000	$7,598,000	$11,658,000

SUPPLEMENTAL INFORMATION:
Cash payments of interest, net of amounts capitalized	$1,512,000	$2,506,000	$3,303,000

Cash payments of income taxes, net of refunds	$1,413,000	$3,841,000	$1,658,000

NON-CASH TRANSACTIONS:
As discussed in Note 12, the Company was deemed to have control and was considered owner of the Brentwood Terrace replacement facility during the construction period. Upon completion of construction of the replacement facility during the third quarter 2009, a sale and leaseback of the facility was deemed to have occurred and the Company removed both the facility asset and the long term liability from its consolidated balance sheet, resulting in non cash reductions of property and long term liability of $7.7 million.
The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009, 2008 AND 2007
1.	COMPANY AND ORGANIZATION
Advocat Inc. (together with its subsidiaries, “Advocat” or the “Company”) provides long-term care services to nursing center patients in eight states, primarily in the Southeast and Southwest United States. The Company’s centers provide a range of health care services to their patients and residents. In addition to the nursing, personal care and social services usually provided in long-term care centers, the Company offers a variety of comprehensive rehabilitation services as well as nutritional support services.

As of December 31, 2009, the Company’s continuing operations consist of 50 nursing centers with 5,784 licensed nursing beds and 14 assisted living units. The Company owns 9 and leases 41 of its nursing centers. The Company’s continuing operations include centers in Alabama, Arkansas, Florida, Kentucky, Ohio, Tennessee, Texas and West Virginia.
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation

The consolidated financial statements include the operations and accounts of Advocat and its subsidiaries, all wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s net income on the Consolidated Statements of Income equals Other Comprehensive Income.

The Company is managed as one reporting unit for internal purposes and for managing the enterprise. Therefore, management has concluded that the Company is operated as a single reportable segment, as defined in The Financial Accounting Standards Board’s (“FASB”) guidance on “Segment Reporting.”

Revenues
Patient Revenues

The fees charged by the Company to patients in its nursing centers are recorded on an accrual basis. These rates are contractually adjusted with respect to individuals receiving benefits under federal and state-funded programs and other third-party payors. Rates under federal and state-funded programs are determined prospectively for each facility and may be based on the acuity of the care and services provided. These rates may be based on facility’s actual costs subject to program ceilings and other limitations or on established rates based on acuity and services provided as determined by the federal and state-funded programs. Amounts earned under federal and state programs with respect to nursing home patients are subject to review by the third-party payors which may result in retroactive adjustments. In the opinion of management, adequate provision has been made for any adjustments that may result from such reviews. Retroactive adjustments, if any, are recorded when objectively determinable, generally within three years of the close of a reimbursement year depending upon the timing of appeals and third-party settlement reviews or audits. During the years ended December 31, 2009, 2008 and 2007, the Company recorded $109,000, $30,000 and $(2,000) of net favorable (unfavorable) estimated settlements from federal and state programs for periods prior to the beginning of fiscal 2009, 2008 and 2007, respectively.

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

The Company includes the provision for doubtful accounts in operating expenses in its Consolidated Statements of Income. The provisions for doubtful accounts of continuing operations were $2,181,000, $2,334,000 and $1,130,000 for 2009, 2008 and 2007, respectively.
Lease Expense

As of December 31, 2009, the Company operates 41 nursing centers under operating leases, including 40 owned or financed by Omega Healthcare Investors, Inc. (together with its subsidiaries, “Omega”) and one owned by another party. The Company’s operating leases generally require the Company to pay stated rent, subject to increases based on changes in the Consumer Price Index, a minimum percentage increase, or increases in the net revenues of the leased properties. The Company’s Omega leases require the Company to pay certain scheduled rent increases. Such scheduled rent increases are recorded as additional lease expense on a straight-line basis recognized over the term of the related leases.

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

In accordance with FASB guidance on “Property, Plant and Equipment” specifically the discussion around the accounting for the impairment or disposal of long-lived assets, the Company evaluates the recoverability of the carrying values of its properties and other long-lived assets on a property by property basis. On a quarterly basis, the Company reviews its properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows or fair values of the property, indicate that the carrying amount of the property may not be recoverable. The need to recognize an impairment is based on estimated future undiscounted cash flows from a property compared to the carrying value of that property. If recognition of an impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property.

The construction in progress – leased facility asset and non-cash obligation for construction in progress – leased facility liability are discussed in detail in Note 12.

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

Acquired Leasehold Interest

The Company has recorded an acquired leasehold interest intangible asset related to the acquisition further described in Note 3. The intangible asset is accounted for in accordance with the FASB’s guidance on goodwill and other intangible assets, and is amortized on a straight-line basis over the remaining life of the acquired lease, including renewal periods, a period of approximately 28 years from the date of acquisition. The lease terms for the seven SMSA facilities provide for an initial term and renewal periods at the Company’s option through May 31, 2035. As the renewal periods of the acquired leased facilities are solely based on the Company’s option, it is expected that costs (if any) to renew the lease through its current amortization period would be nominal and the decision to continue to lease the acquired facilities lies solely within the Company’s intent to continue to operate the SMSA facilities. Any renewal costs would be included in deferred lease costs and amortized over the renewal period. Amortization expense of approximately $384,000, $367,000 and $137,000 related to this intangible asset was recorded during the years ended December 31, 2009, 2008 and 2007, respectively. The Company evaluates the recoverability of the carrying value of the acquired leasehold intangible in accordance with the FASB’s guidance on accounting for the impairment or disposal of long-lived assets. Included in this evaluation is whether significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows or fair values of the intangible asset, indicate that the carrying amount of the intangible asset may not be recoverable. The need to recognize an impairment is based on estimated future undiscounted cash flows from the asset compared to the carrying value of that asset. If recognition of an impairment is necessary, it is measured as the amount by which the carrying amount of the intangible asset exceeds the fair value of the intangible asset.

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

Income Taxes

The Company follows the FASB’s guidance on Accounting for Income Taxes, which requires an asset and liability approach for financial accounting and reporting of income taxes. Under this method, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse. The Company assesses the need for a valuation allowance to reduce the deferred tax assets by the amount that is believed is more likely than not to not be utilized through the turnaround of existing temporary differences, future earnings, or a combination thereof, including certain net operating loss carryforwards we do not expect to realize due to change in ownership limitations. The Company follows the guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns evaluating the need to recognize or unrecognize uncertain tax positions. See Note 11 for additional information related to the provision for income taxes.

Disclosure of Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted the FASB’s guidance on Fair Value Measurements and Disclosures. The new guidance provided rules for using fair value to measure assets and liabilities and established a fair value hierarchy that prioritizes the information used to develop the measurements. It applies whenever other guidance requires (or permits) assets or liabilities to be measured at fair value but did not expand the use of fair value in any new circumstances. The adoption of this guidance did not have an impact on the Company’s financial position, results of operations or cash flows as the Company did not elect to modify the carrying value of any of its assets or liabilities under fair value accounting.

A summary of the fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels is described below:
Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.
As noted above, the Company did not elect to expand the use of fair value measurements for assets and liabilities. As such, its long-term debt obligations, receivables and trade accounts payable are still reported at their carrying values. It is noted that the assessment of carrying value compared to fair value for impairment analysis, as discussed in Note 2 “Property and Equipment,” follow these fair value principles and hierarchy.

The carrying amounts of cash and cash equivalents, receivables, trade accounts payable and accrued expenses approximate fair value because of the short-term nature of these accounts. The carrying amount of the Company’s debt is still reported at its carrying value, though the Company estimates that the fair value of its mortgage loan is an amount less than its carrying value as the Company’s current mortgage loan agreement and interest rate were entered into during 2006 and the Company anticipates its rate is lower than what is currently available. At December 31, 2009, the Company’s mortgage loan has a carrying value of $21,177,000 and the estimated fair value is $20,198,000. The estimate of fair value was calculated by discounting the future cash flows of the mortgage loan at rates the company expects would be currently offered for similar mortgage loans. The Company’s self-insurance reserves are reported on an undiscounted basis as the timing of estimated settlements cannot be determined.

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

Net Income per Common Share

The Company utilizes the FASB’s guidance on Earnings Per Share for the financial reporting of net income per common share. Basic earnings per common share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or otherwise resulted in the issuance of common stock that then shared in the earnings of the Company. See Note 10 for additional disclosures about the Company’s Net Income per Common Share.

Stock-Based Compensation

The Company follows the FASB’s guidance on Stock Compensation to account for share-based payments granted to employees. The Company had no unvested awards granted to employees on the effective date the current guidance took effect.

The Company recorded non-cash stock-based compensation expense for equity grants issued of $689,000, $867,000 and $648,000 during the years ended December 31, 2009, 2008 and 2007, respectively. Such amounts are included as components of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. Of these amounts, non-cash stock-based compensation expense of $38,000, $61,000 and $22,000 was recorded as a component of operating expense in 2009, 2008 and 2007, respectively. Non-cash stock-based compensation expense of $651,000, $806,000 and $626,000 was recorded as a component of general and administrative expense in 2009, 2008 and 2007, respectively. See Note 9 for additional disclosures about the Company’s stock-based compensation plans.

Recent Accounting Pronouncements

In June 2009, the FASB issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 reorganizes the previously issued GAAP pronouncements into accounting topics and displays them using a consistent structure. The subsequent issuances of new standards will be in the form of Accounting Standards Updates that will be included in the Codification. SFAS 168 was effective for the Company as of the interim period ended September 30, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have an impact on the Company’s consolidated financial statements. The only impact was that references to authoritative accounting literature are in accordance with the Codification and the descriptions of accounting guidance referenced in “italics” are the descriptive titles of the Codification Topics.

Accounting guidance adopted in 2009

In June 2008, the FASB issued guidance on “Earnings Per Share” in determining whether instruments granted in share-based payment transactions are participating securities. The guidance provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company adopted this guidance effective January 1, 2009, and did not require the Company to retrospectively adjust its earnings per share data based on the Company’s analysis of its stock based compensation awards.

In April 2008, the FASB issued guidance on “Intangibles” in determining the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets with the intention of improving the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The Company adopted the guidance effective January 1, 2009 with the portion of the guidance used in determining the useful life of a recognized intangible asset being applied prospectively to intangible assets acquired after January 1, 2009 and did not have an impact on the Company’s financial position or results of operations. The new required disclosures were adopted as of January 1, 2009 and relate to an acquired leasehold interest intangible asset of approximately $10,653,000 acquired in the SMSA Acquisition. The intangible asset is subject to full amortization over the remaining life of the lease, including renewal periods, a period of approximately 28 years from the date of acquisition. The lease terms for the seven SMSA facilities provide for an initial term and renewal periods at the Company’s option through May 31, 2035. As the renewal periods of the acquired leased facilities are solely based on the Company’s option, it is expected that costs (if any) to renew the lease through its current amortization period would be nominal and the decision to continue to lease the acquired facilities lies solely within the Company’s intent to continue to operate the SMSA facilities. Any renewal costs would be included in deferred lease costs and amortized over the renewal period. Amortization expense of approximately $384,000, $367,000 and $137,000 related to this intangible asset was recorded during the years ended December 31, 2009, 2008 and 2007, respectively.

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

In May 2009, the FASB issued guidance on “Subsequent Events” that is intended to establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance requires issuers to reflect in their financial statements and disclosures the effects of subsequent events that provide additional evidence about conditions at the balance sheet date. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made. The guidance was effective for the Company for the interim period ended June 30, 2009. As the requirements under the guidance are consistent with its current practice, the implementation did not have an impact on the Company’s consolidated financial statements. The Company has evaluated subsequent events and noted that no subsequent events occurred (that are not already disclosed) that would otherwise make the financial statements misleading if they were not disclosed or recorded.

Reclassifications

As discussed in Note 7, the consolidated financial statements of the Company have been reclassified to reflect as discontinued operations certain divestitures and lease terminations. Certain amounts in the 2008 and 2007 Consolidated Financial Statements have been reclassified to conform with the presentation of 2009.
3.	ACQUISITIONS
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

The purchase price allocation resulted in an acquired leasehold interest intangible asset of approximately $10,653,000. The intangible asset is subject to full amortization over the remaining life of the lease, including renewal periods, a period of approximately 28 years. Amortization expense of approximately $384,000, $367,000 and $137,000 related to this intangible asset was recorded during the years ended December 31, 2009, 2008 and 2007, respectively.

The expected amortization expense for the acquired leasehold interest intangible asset are as follows:

2010	$384,000
2011	384,000
2012	384,000
2013	384,000
2014	384,000
thereafter	7,844,000

$9,764,000

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

The SMSA Acquisition was financed with proceeds of a new loan, as discussed in Note 6.
4.	RECEIVABLES
Receivables, before the allowance for doubtful accounts, consist of the following components:

	December 31,
	2009	2008
Medicare	$10,244,000	$10,440,000
Medicaid and other non-federal government programs	11,025,000	10,187,000
Other patient and resident receivables	5,613,000	6,368,000
Other receivables and advances	362,000	217,000

	$27,244,000	$27,212,000

Receivable for leased facility construction costs	$1,406,000	$228,000

The receivable for leased facility construction is related to renovation projects funded by Omega. See Note 12 for additional discussion of these receivables and leased facility construction projects.

The Company provides credit for a substantial portion of its revenues and continually monitors the credit-worthiness and collectability from its patients, including proper documentation of third-party coverage. The Company is subject to accounting losses from uncollectible receivables in excess of its reserves.

Substantially all receivables are pledged as collateral on the Company’s debt obligations.
5.	PROPERTY AND EQUIPMENT
Property and equipment, at cost, consists of the following:

	December 31,
	2009	2008
Land	$1,919,000	$1,903,000
Buildings and leasehold improvements	53,459,000	49,098,000
Furniture, fixtures and equipment	22,742,000	22,516,000

	$78,120,000	$73,517,000

Substantially all of the Company’s property and equipment are pledged as collateral for debt obligations. The Company capitalizes leasehold improvements which will revert back to the lessor of the property at the expiration or termination of the lease, and depreciates these improvements over the shorter of the remaining lease term or the assets’ estimated useful lives.

6.	LONG-TERM DEBT
Long-term debt consists of the following:

	December 31,
	2009	2008
Mortgage loan payable to a commercial finance company; issued in August 2006; secured by seven nursing centers, related equipment, and a second lien on the accounts receivable of these facilities; payable monthly, interest at 3.75% above LIBOR (3.98% and 4.95% at December 31, 2009 and 2008, respectively).	$21,177,000	$21,768,000

Term loan payable to a bank; issued in August 2007; secured by receivables and all other unencumbered assets of the Company, including land held for sale; interest at 2.5% above LIBOR (2.74% and 4.0% at December 31, 2009 and 2008, respectively).	3,652,000	10,642,000

	24,829,000	32,410,000
Less current portion	(2,278,000)	(2,238,000)

	$22,551,000	$30,172,000

As of December 31, 2009, the Company’s weighted average interest rate on long-term debt was approximately 3.8%.

In August 2007, the Company entered into an agreement with a bank for a $16,500,000 term loan to finance the SMSA Acquisition and repay certain existing indebtedness. The term loan carries an interest rate of LIBOR plus 2.5%, a maturity of August 2012, and principal payments based on a ten year amortization, with additional payments based upon certain asset dispositions and excess cash flows, as defined in the debt agreements. The term loan is secured by receivables and all other unencumbered assets of the Company, including land held for sale. In connection with the transaction, the Company expensed existing deferred financing costs of $116,000 during 2007. The deferred financing costs written off relate to debt that was retired with proceeds of this loan, and are reflected as debt retirement costs in the 2007 income statement. In connection with the new debt incurred in the 2007 financing, the Company recorded deferred loan costs of $764,000.

The bank loan agreement also includes a $15,000,000 revolving credit facility that provides revolving credit loans as well as the issuance of letters of credit. The revolver is secured by accounts receivable, and there are limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions. The revolver has a term of three years, expires in August 2010 with interest at the Company’s option of LIBOR plus 2.25% or the bank’s prime lending rate. Annual fees for letters of credit issued under this revolver are 2.25% of the amount outstanding. The Company has a letter of credit of approximately $8,117,000 to serve as a security deposit for all of the Company’s leases with Omega. Considering the balance of eligible accounts receivable at December 31, 2009, the letter of credit and the maximum loan amount of $15,000,000, the balance available for revolving credit loans as of December 31, 2009 is $6,883,000. As of December 31, 2009, the Company has no borrowings outstanding under the revolving credit facility.

The mortgage loan has a term of five years, with principal and interest payable monthly based on a 25 year amortization. Interest is based on 30 day LIBOR plus a margin of 3.75%. The mortgage loan is secured by seven owned nursing centers, related equipment, and a second lien on the accounts receivable of these facilities. The mortgage loan matures in August 2011.

Scheduled principal payments of long-term debt are as follows:

2010	$2,278,000
2011	22,198,000
2012	353,000
2013	—
2014	—
Thereafter	—

Total	$24,829,000

The Company’s debt agreements require additional payments from proceeds received upon certain asset dispositions and excess cash flows, as defined in the debt agreements. In addition, the Company’s debt agreements allow for voluntary prepayments of principal outstanding, and during 2009 and 2007, the Company made voluntary prepayments of $3,500,000 and $3,000,000, respectively. These prepayments reduce the required amounts that must be paid in the future from excess cash flows and asset dispositions.

The Company’s debt agreements contain various financial covenants, the most restrictive of which relate to cash flow, census and debt service coverage ratios. The Company is in compliance with all such covenants at December 31, 2009.
7.	DISCONTINUED OPERATIONS
The Centers for Medicare and Medicaid Services (“CMS”) has issued regulations that became effective October 1, 2009 that prohibit the Company from billing Medicare Part B for certain enteral nutrition, urological, ostomy and tracheostomy supplies. Beginning October 1, these services will be provided by third parties. The Company will still be required to provide the labor for the delivery of services but will no longer be a supplier and will not be entitled to any compensation. These services produced revenues of $974,000, $1,190,000 and $1,154,000 and net income of $204,000, $388,000 and $390,000 during the years ended December 31, 2009, 2008 and 2007, respectively. The related revenue and cost of goods sold for providing these services have been reclassified as discontinued operations in the accompanying consolidated financial statements.

Effective March 31, 2007, the Company terminated operations at its leased facility in Eureka Springs, Arkansas. The owner of the property, a subsidiary of Omega, sold the property and the Company cooperated in an orderly transition to the new owner. The facility had low occupancy and operated at a loss. The facility had been leased subject to the Omega master lease. Under the terms of that lease, the master lease rental payment was not reduced. This facility contributed revenues of $575,000 during the year ended December 31, 2007.

The Company owns real estate related to a North Carolina assisted living facility it closed in April 2006. The net assets of discontinued operations presented on the balance sheet represent the real estate related to this assisted living facility. The Company is continuing its efforts to sell this land. In September 2007, the Company sold the bed license for this North Carolina assisted living facility for a sales price of $183,000, and recognized a pretax gain on sale of discontinued operations of $45,000.

The Company has classified the operations and the real estate described above as discontinued operations for all periods presented in the Company’s Consolidated Financial Statements. The results of discontinued operations do not reflect any allocation of corporate general and administrative expense or any allocation of corporate interest expense.

As discussed further in Note 12, the Company leases four nursing centers in Florida under a lease that, as amended, expires in August 2010. The operating margins of the four facilities subject to this lease do not meet the Company’s goals. These four homes contributed revenues of $25,053,000, $23,772,000, and $23,996,000 and net income of $541,000, $1,076,000 and $1,602,000 in the years ended December 31, 2009, 2008 and 2007 respectively. The facilities are, on average, 50 years old (including three of the Company’s ten oldest facilities) and have several structural limitations that significantly impair marketing ability in the very competitive marketplace in Florida. Limitations include multiple three- and four-bed wards (a total of 61 wards representing 223 licensed beds, or approximately 53% of the total licensed beds for these facilities) and limited common areas, parking and therapy space. Three of the 4 buildings are substantially “landlocked”, without the ability to expand to eliminate the structural challenges. The fourth building is in an economically challenged area of town. The Company believes these buildings will require replacement or extensive capital investment to remain competitive over the next five to ten years. In the near term, prospects for future reimbursement increases in Florida are limited, as the state of Florida faces multi-billion dollar deficits.

In 2009, the average occupancy of these facilities was 78.5%, compared to 76.7% for the Company as a whole. Medicare census was 8.7% of total census for these four facilities, compared to 12.7% for the Company as a whole. As a result of the low Medicare census, operating margins for these facilities are lower than average, and operating expneses were 82.2% of revenue for these four facilities, compared to an average of 79.5% for the Company as a whole.

The Company initiated discussions with Omega to indicate the terms under which it would be prepared to enter into a long term extension of this lease at a reduced lease rate and participation in the long term project of replacing these facilities with a competitive offering. Omega elected to evaluate the market and requested a short term extension of the existing lease to pursue opportunities. The Company agreed to extend the lease through August 2010 on a monthly basis until a replacement tenant or buyer can be put into place. When a new operator is in place the lease will terminate and the Company will cooperate in an orderly transition to the new operator. These facilities are included in continuing operations at December 31, 2009. The Company will reclassify the operations of these facilities to discontinued operations once the transfer is completed.
8.	NOTE RECEIVABLE
On June 30, 2009, the Company collected the balance due on a note receivable denominated in Canadian dollars issued in the sale of its Canadian subsidiary in 2004. The Company received installments totaling approximately $4.9 million Canadian ($4,184,000 US) during May and June 2009. In accordance with the Company’s bank term loan agreement, $1.8 million (US) of the proceeds received in collection on this note receivable were paid on the principal balance of the Company’s long-term debt obligations. The note receivable resulted from the May 2004 sale of the Company’s Canadian subsidiary, Diversicare Canada Management Services Co., Inc. (“DCMS”), to DCMS Holding, Inc. (“Holding”), a privately-owned Ontario corporation. The sales price was $16.5 million Canadian which was approximately $11.8 million US at the May 11, 2004 exchange rate. All U.S. dollar amounts parenthetically referenced are also at the May 11, 2004 exchange rate. Approximately $8.5 million Canadian ($6.1 million US) was received at closing, with the balance, $8.0 million Canadian ($5.7 million US), originally scheduled to be received in annual installments of $600,000 Canadian ($428,000 US) on the anniversary of the closing for the first four years and a final installment of $5.6 million Canadian ($4.0 million US) on the fifth anniversary of closing. The installment portion of the purchase price was evidenced by a promissory note that was discounted to estimated fair value and was initially recorded in the accompanying balance sheet at $4.7 million US. The Company received payments of $4,184,000, $765,000 and $700,000 in 2009, 2008 and 2007, respectively. Foreign currency transaction gain or loss related to this note was recorded as other income or expense in the Consolidated Statements of Income.
9.	SHAREHOLDERS’ EQUITY, STOCK PLANS AND PREFERRED STOCK
Shareholders’ Rights Plan

On August 14, 2009, the Company’s Board of Directors amended its current Amended and Restated Rights Agreement (the “Rights Agreement”) which was originally adopted in 1995. The amendment changes the definition of “Acquiring Person” to be such person that acquires 20% or more of the shares of Common Stock of the Company up from the 15% that previously defined an acquiring person. On August 1, 2008, another amendment was approved which provided for an increase of the exercise price of the rights under the Rights Agreement (the “Rights”) to $50 from $15 and for the extension of the expiration date of the Rights to August 2, 2018.

In addition, the amendment includes a share exchange feature that provides the Company’s Board of Directors the option of exchanging, in whole or in part, each Right, other than those of the hostile acquiring holder, for one share of the Company’s common stock. This provision is intended to avoid requiring Rights holders to pay cash to exercise their Rights and to alleviate the uncertainty as to whether holders will exercise their Rights. The Plan is designed to protect the Company’s shareholders from unfair or coercive takeover tactics. The rights may be exercised only upon the occurrence of certain triggering events, including the acquisition of, or a tender offer for, 20.0% or more of the Company’s common stock without the Company’s prior approval.

Stock-Based Compensation Plans

The Company follows the FASB’s guidance on Stock Compensation to account for share-based payments granted to employees.

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

In December 2005, the Compensation Committee of the Board of Directors adopted the 2005 Long-Term Incentive Plan (“the 2005 Plan”). The 2005 Plan allows the Company to issue stock options and other share and cash based awards. Under the 2005 Plan, 700,000 shares of the Company’s common stock have been reserved for issuance upon exercise of equity awards granted thereunder. All options under this plan expire 10 years from the date the shares were authorized by the Board of Directors.

During 2009, 2008 and 2007, the Compensation Committee of the Board of Directors approved the grant of Stock Only Stock Appreciation Rights (“SOSARs”) at the market price of the Company’s common stock on the date. The SOSARs vest one-third on the first, second and third anniversaries of the grant date. The SOSARs are valued and recorded in the same manner as stock options, and will be settled with issuance of new stock for the difference between the market price on the date of exercise and the exercise price.

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

The Stock Purchase Plan allows participants to elect to utilize a specified portion of base salary, annual cash bonus, or director compensation to purchase restricted shares or restricted share units (“RSU’s”) at a price equal to 85% of the fair market value of a share of the Company’s common stock on the date on which such restricted shares or restricted share units are purchased.

The restriction period for restricted shares or restricted share units issued under the Stock Purchase Plan is generally two years from the date of purchase. During the restriction period the shares will have all rights of other shares including voting rights and the rights to receive dividends, however, the restricted share certificates will not be delivered to the shareholder and the shares cannot be sold, assigned or disposed of during the restriction period. No grants of restricted shares or restricted share units can be made under the Stock Purchase Plan after April 25, 2018.

During 2009 and 2008, several of the Company’s officers elected to use a percentage of their annual bonus to purchase RSU’s under the Stock Purchase Plan. In March 2009, the Company issued a total of 36,896 RSU’s to twenty employees in lieu of paying a total of $76,000 in cash to such employees. Unrestricted shares of common stock will be issued in exchange for the RSU’s in March 2011, subject to the conditions of the Stock Purchase Plan. RSU expense is recorded as annual bonus amounts are recorded during the year earned. The discount on RSU’s issued is 15% of the share price on the date the RSU’s are issued and is amortized to expense over the restriction period.

The Company recorded non-cash stock-based compensation expense for equity grants and RSU’s issued under the Plans of $689,000, $867,000 and $648,000 during the years ended December 31, 2009, 2008 and 2007, respectively. Such amounts are included as components of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. As of December 31, 2009, there was $317,000 (including $9,000 related to non-vested RSU’s) in unrecognized compensation costs related to stock-based compensation to be recognized over the applicable remaining vesting periods. The Company estimated the total recognized and unrecognized compensation using the Black-Scholes-Merton equity grant valuation model.

The table below shows the weighted average assumptions the Company used to develop the fair value estimates under its option valuation model.

	Year Ended
	December 31,
	2009	2008	2007
Expected volatility (range)	95% - 111%	113% - 122%	119% - 143%
Risk free interest rate (range)	2.02% - 2.40%	2.49% - 3.43%	3.96% - 4.68%
Expected dividends	—	—	—
Weighted average expected term (years)	6.0	6.0	6.0
In computing the fair value estimates using the Black-Scholes-Merton valuation model, the Company took into consideration the exercise price of the equity grants and the market price of the Company’s stock on the date of grant. The Company used an expected volatility that equals the historical volatility over the most recent period equal to the expected life of the equity grants. The risk free interest rate is based on the U.S. treasury yield curve in effect at the time of grant. The Company used an expected dividend yield of zero since prior to these grants being issued, it had not paid cash dividends on its common stock.

In computing the fair value of these SOSARs, the Company estimated the SOSARs expected term based on the average of the vesting term and the original contractual terms of the grants, consistent with the Securities and Exchange Commissions interpretive guidance often referred to as the “Simplified Method.” The Company continues to use the Simplified Method since the Company’s exercise history is not representative of the expected term of the SOSARs granted in 2009. The Company’s recent exercise history is primarily from options granted in 2005 that were vested at grant date and were significantly in-the-money due to an increase in stock price during the period between grant date and formal approval by shareholders, and from older options granted several years ago that had fully vested.

The table below describes the resulting weighted average grant date fair values calculated as well as the intrinsic value of options exercised under the Company’s equity awards during each of the following years:

	Year Ended
	December 31,
	2009	2008	2007
Weighted Average grant date fair value	$1.91	$9.39	$10.55
Total Intrinsic Value of Options Exercised	$320,000	$26,000	$105,000
The following table summarizes information regarding stock options and SOSAR grants outstanding as of December 31, 2009:

	Weighted
Range of	Average	Options
Exercise Prices	Exercise Prices	Outstanding
$10.38 to $11.59	$11.19	228,000
$0.35 to $5.44	$3.99	375,000

		603,000

As of December 31, 2009, the outstanding equity grants have a weighted average remaining life of 6.92 years and those outstanding equity grants that are exercisable have a weighted average remaining life of 5.98 years. During the year ended December 31, 2009 approximately 63,000 option grants were exercised under these plans, resulting in proceeds of $3,000.

Summarized activity of the equity compensation plans is presented below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding, December 31, 2008	548,000	$6.78
Granted	125,000	3.38
Exercised	(63,000)	0.40
Expired or cancelled	(7,000)	9.51

Outstanding, December 31, 2009	603,000	$6.72

Exercisable, December 31, 2009	383,000	$6.69

As of December 31, 2009, the aggregate intrinsic value for the Company’s equity grants outstanding and equity grants exercisable were $591,000 and $386,000, respectively.

Series A Preferred Stock

The Company is authorized to issue up to 200,000 shares of Series A Preferred Stock. The Company’s Board of Directors is authorized to establish the terms and rights of each series, including the voting powers, designations, preferences, and other special rights, qualifications, limitations, or restrictions thereof.

Series B and Series C Preferred Stock

As part of the consideration paid to Omega for restructuring the terms of the Omega Master Lease in November 2000, the Company issued to Omega 393,658 shares of the Company’s Series B Redeemable Convertible Preferred Stock (“Series B Preferred Stock”) with a stated value of $3,300,000 and an annual dividend rate of 7% of the stated value. In October 2006, the Company and Omega entered into a Restructuring Stock Issuance and Subscription Agreement (“Restructuring Agreement”) to restructure the Series B Preferred Stock, eliminating the option of Omega to convert the Series B Preferred Stock into shares of Advocat common stock. Advocat and Omega also entered into a Third Amendment to Consolidated Amended and Restated Master Lease (“Lease Amendment”) to extend the term of its lease covering 28 nursing centers it leased from Omega.

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

Series C Redeemable Preferred Stock

	2009	2008	2007
Balance at the beginning of the period	$7,891,000	$9,590,000	$11,289,000
Amortization of preferred stock premium	(1,699,000)	(1,699,000)	(1,699,000)

Balance at the end of the period	$6,192,000	$7,891,000	$9,590,000

10. NET INCOME (LOSS) PER COMMON SHARE
Information with respect to the calculation of basic and diluted net income ( loss) per common share is presented below:

	2009	2008	2007
Basic net income per common share
Net income from continuing operations	$2,414,000	$5,382,000	$9,096,000
Preferred stock dividends	(344,000)	(344,000)	(344,000)

Net income from continuing operations for common stock	2,070,000	5,038,000	8,752,000

Discontinued operations:
Operating income, net of taxes	187,000	353,000	299,000
Loss on sale, net of taxes	—	—	(8,000)

Income from discontinued operations	187,000	353,000	291,000

Net income for common stock	$2,257,000	$5,391,000	$9,043,000

Basic weighted average common shares outstanding	5,678,000	5,693,000	5,870,000

Basic net income per common share:
Net income from continuing operations	$0.37	$0.89	$1.49
Income from discontinued operations	0.03	0.06	0.05

Basic net income per common share	$0.40	$0.95	$1.54

	2009	2008	2007
Diluted net income per common share
Net income from continuing operations for diluted net income per common share	$2,070,000	$5,038,000	$8,752,000
Discontinued operations:
Operating loss, net of taxes	187,000	353,000	299,000
Loss on sale	—	—	(8,000)

Net loss from discontinued operations	187,000	353,000	291,000

Net income for diluted net income per common share	$2,257,000	$5,391,000	$9,043,000

Basic weighted average common shares outstanding	5,678,000	5,693,000	5,870,000
Incremental shares from assumed exercise of options, SoSARs and Restricted Stock Units	119,000	194,000	257,000

Diluted weighted average common shares outstanding	5,797,000	5,887,000	6,127,000

Diluted net income per common share
Net income from continuing operations	$0.36	$0.86	$1.43
Net income from discontinued operations	0.03	0.06	0.05

Diluted net income per common share	$0.39	$0.92	$1.48

The dilutive effects of the Company’s stock options and Restricted Share Units are included in the computation of diluted income per common share during the periods they are considered dilutive.
In 2009, 2008 and 2007, the effects of a 228,000, 216,000 and 111,000 weighted average outstanding SOSARs and Options, respectively, were excluded from the computation of diluted earnings per share, as they would have been anti-dilutive.
11. INCOME TAXES
The provision (benefit) for income taxes of continuing operations is composed of the following components:

	Year Ended December 31,
	2009	2008	2007
Current provision :
Federal	$1,837,000	$1,645,000	$214,000
State	338,000	339,000	873,000

	2,175,000	1,984,000	1,087,000

Deferred provision (benefit):
Federal	(694,000)	814,000	4,854,000
State	16,000	(39,000)	71,000

	(678,000)	775,000	4,925,000

Provision for income taxes of continuing operations	$1,497,000	$2,759,000	$6,012,000

A reconciliation of taxes computed at statutory income tax rates on income from continuing operations is as follows:

	Year Ended December 31,
	2009	2008	2007
Provision for federal income taxes at statutory rates	$1,330,000	$2,768,000	$5,137,000
Provision for state income taxes, net of federal benefit	283,000	198,000	604,000
Valuation allowance changes affecting the provision (benefit) for income taxes	(76,000)	66,000	42,000
Work opportunity tax credits	(600,000)	(654,000)	—
Nondeductible expenses	516,000	361,000	201,000
Other	44,000	20,000	28,000

Provision (benefit) for income taxes	$1,497,000	$2,759,000	$6,012,000

The net deferred tax assets and liabilities, at the respective income tax rates, are as follows:

	December 31,
	2009	2008
Current deferred assets:
Allowance for doubtful accounts	$1,044,000	$1,217,000
Accrued liabilities	4,579,000	3,486,000

	5,623,000	4,703,000
Less valuation allowance	(243,000)	(246,000)

	5,380,000	4,457,000

Current deferred liabilities:
Prepaid expenses	(588,000)	(490,000)

	$4,792,000	$3,967,000

	December 31,
	2009	2008
Noncurrent deferred assets:
Net operating loss and other carryforwards	$2,032,000	$2,231,000
Deferred lease costs	527,000	594,000
Depreciation	182,000	524,000
Tax goodwill and intangibles	391,000	1,522,000
Stock-based compensation	2,144,000	1,972,000
Accrued rent	4,059,000	3,638,000
Impairment of long-lived assets	355,000	355,000
Noncurrent self-insurance reserves	4,749,000	4,008,000

	14,439,000	14,844,000
Less valuation allowance	(635,000)	(708,000)

	13,804,000	14,136,000

Noncurrent deferred liabilities:
Note receivable	—	(237,000)

	$13,804,000	$13,899,000

In 2009, 2008, and 2007, the Company recorded a deferred tax benefit (provision) to reverse (increase) approximately $76,000, $(66,000) and $(42,000), respectively, of the valuation allowance on deferred tax assets. The (increases) decreases in valuation allowance were based on the Company’s assessment of the realization of certain individual tax assets. The Company continues to maintain a valuation allowance of approximately $878,000 to reduce the deferred tax assets by the amount management believes is more likely than not to not be utilized through the turnaround of existing temporary differences, future earnings, or a combination thereof. In future periods, the Company will continue to assess the need for and adequacy of the remaining valuation allowance.
At December 31, 2009, the Company had $10,099,000 of net operating losses, which expire at various dates beginning in 2019 and continuing through 2021. The use of these loss carryforwards is limited by change in ownership provisions of the Federal tax code to a maximum of approximately $5,233,000. In 2005, the Company reduced the deferred tax asset and the corresponding valuation allowances for net operating loss deductions permanently lost as a result of the change in ownership provisions.
In periods prior to 2001, the Company generated tax credits under the Work Opportunity Tax Credit program totaling approximately $328,000. As the Company was incurring taxable losses in those years the Company did not record tax assets related to these credits. During the three months ending March 31, 2008, the Company recorded these carryforward credits as deferred tax assets, as the Company used them to reduce its taxes payable in 2008. The impact of recording these assets reduced the effective tax rate for the year ending December 31, 2008. In addition, the Company generated and recorded $600,000 and $326,000 in new Work Opportunity Tax Credits during 2009 and 2008, respectively.
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

Effective January 1, 2007, the Company adopted FASB’s guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns evaluating the need to recognize or unrecognized uncertain tax positions. The initial adoption of the guidance had no impact on the Company’s financial statements. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008
Balance at the beginning of the period	$70,000	$307,000
Decreases due to settlement with taxing authorities	—	(234,000)
Changes in tax positions for prior years	6,000	(3,000)

Balance at the end of the period	$76,000	$70,000

The unrecognized tax benefits are accrued in “other current liabilities.” The net increase in the amount of unrecognized tax benefits during the year ended December 31, 2009 was related primarily to the adjustment of the estimated liability. The net decrease in the amount of unrecognized tax benefits during the year ended December 2008 was related to the adjustment of the estimated liability, to the fluctuation of the exchange rate between US and Canadian currencies and payments made to taxing authorities. None of the current unrecognized tax benefits are expected to impact the Company’s effective tax rates.
The Company has chosen to classify interest and penalties as a component separate from income tax expense in its consolidated statements of income. The tax years 2006 through 2008 remain open to examination by major taxing jurisdictions in which the Company operates.
12. COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company is committed under long-term operating leases with various expiration dates and varying renewal options. Minimum annual rentals, including renewal option periods (exclusive of taxes, insurance, and maintenance costs) under these leases beginning January 1, 2010, are as follows:

2010	$22,285,000
2011	22,520,000
2012	23,057,000
2013	23,624,000
2014	24,198,000
Thereafter	483,404,000

$599,088,000

Under lease agreements with Omega and others, the Company’s lease payments are subject to periodic annual escalations as described below and in Note 2. Total lease expense for continuing operations was $23,422,000, $22,962,000 and $20,019,000 for 2009, 2008 and 2007, respectively. The accrued liability related to straight line rent was $10,454,000 and $9,267,000 at December 31, 2009 and 2008, respectively, and is included in “Other noncurrent liabilities” on the accompanying consolidated balance sheets.
Omega Leases
The Company leases 36 facilities from Omega under the Master Lease. On October 20, 2006, the Company and Omega entered into a Third Amendment to Consolidated Amended and Restated Master Lease (“Lease Amendment”) to extend the term of its facilities leased from Omega. All of the equipment, inventory and other related assets of the facilities leased pursuant to the Master Lease have been pledged as security under the Master Lease and remain so under the Lease Amendment.
The Lease amendment extended the term to September 30, 2018 and provided a renewal option of an additional twelve years. Other than the change in rent associated with the restructuring of the preferred stock described in Note 9, there was no change in the base rental amounts as a result of the Lease Amendment. Consistent with prior terms, the lease provides for annual increases in lease payments equal to the lesser of two times the increase in the consumer price index or 3 percent. Under generally accepted accounting principles, the Company is required to report these scheduled rent increases on a straight line basis over the 12 year term of the renewal period. These scheduled increases had no effect on cash rent payments at the start of the lease term and only result in additional cash outlay as the 3 percent annual increases take effect each year.
In August 2009, the Company completed the construction of a 119 bed skilled nursing facility, Brentwood Terrace, located in Paris, Texas, replacing an existing 102 bed facility leased from Omega. The new facility was financed with funding from Omega and is leased from Omega under a long term operating lease with renewal options through 2035. Annual rent is $789,000 initially, equal to 10.25% of $7,702,000, the total cost of the replacement facility.
Since the Company supervised construction of the facility and would have been responsible for costs incurred in excess of $7.9 million, the Company was deemed to have control of the construction project and was considered the owner during the construction period. In accordance with the accounting guidance surrounding lessee involvement in asset construction, the Company recorded the amounts incurred for facility construction as “Construction in progress — leased facility,” a component of property and equipment, and amounts reimbursed by Omega were recorded as “Non-cash obligations for construction in progress — leased facility,” a long term liability. Upon completion of construction of the replacement facility during the third quarter 2009, a sale and leaseback of the facility was deemed to have occurred and the Company removed both the facility asset and the long term liability from its consolidated balance sheet resulting in a zero balance at December 31, 2009 compared to $1,039,000 at December 31, 2008. There was no resulting gain or loss on the deemed sale and leaseback transaction and the Company will have no continuing involvement with the property except for its operating lease described above. The Company had $228,000 in unreimbursed construction costs due from Omega recorded as “receivable for leased facility construction costs” in the consolidated balance sheet at December 31, 2008 as these amounts were collected for this project in 2009.
The replacement facility is subject to the requirements of the Company’s Master Lease, with certain exceptions for capital spending requirements. In August 2014, the Company may terminate the lease with respect to this facility. Beginning February 2011 and continuing until August 2014, Omega may terminate the lease for this facility if the cash flow of the facility (as defined in the lease amendment) is less than 1.2 times the then existing rent. If the Company elects to continue the lease, annual rentals for this facility may be increased by an amount equal to one half of the amount of the cash flow of the facility (as defined in the lease amendment) in excess of 1.2 times the then existing rent, effective as of August 25, 2014. If at any time after February 2011 the average annual cash flow of the facility exceeds 1.3 times the then existing rent, the termination options of both Omega and the Company are eliminated, and the rent reset provisions described above are eliminated.
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
The Master Lease requires the Company to fund annual capital expenditures related to the leased facilities at an amount currently equal to $394 per licensed bed. These amounts are subject to adjustment for increases in the Consumer Price Index. The Company is in compliance with the capital expenditure requirements. Total required capital expenditures during the remaining lease term and renewal options are $23,237,000. These capital expenditures are being depreciated on a straight-line basis over the initial lease term.
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
In May 2009, the Company entered into an amendment to the Master lease with Omega under which Omega agreed to provide $5,000,000 to fund renovations to several nursing centers leased from Omega. The annual base rent related to these facilities will be increased to reflect the amount of capital improvements to the respective facilities as the related expenditures are made. The increase is based on a rate of 10.25% per year of the amount financed under this amendment. This arrangement is similar to amendments entered into in 2006 and 2005 that provided financing totaling $10,000,000 that was used to fund renovations to several nursing centers leased from Omega.
As of December 31, 2009, renovation projects have been completed at nine leased facilities with these funds, and work continues on two additional projects. In January 2010, we celebrated the grand opening of our tenth lessor funded renovation project, which included a 15 bed expansion. Plans are being developed for additional renovation projects. The Company had $1,406,000 in unreimbursed construction costs due from Omega recorded as “receivable for leased facility construction costs” in the consolidated balance sheet at December 31, 2009 for three projects being funded by Omega.
The Company recently completed an expansion to one of its facilities by making use of fifteen licensed beds it acquired in 2005. This expansion project was funded by Omega, and similar to the Company’s other projects, costs reimbursed by Omega will result in increased rent over the life of the lease. This project increased capacity and footprint compared to the Company’s previous lessor funded facility projects which included renovations of existing facilities, but did not increase capacity. Accordingly, the costs incurred to expand the facility are recorded as a leasehold improvement asset of $771,000 at December 31, 2009. The amounts reimbursed by Omega for this project are included as a long term liability. The capitalized leasehold improvements and lessor reimbursed costs will be amortized over the initial lease term ending in September 2018.
Florida Leases
Effective April 1, 2003, the Company entered into a lease for four nursing centers in Florida that had previously been managed by the Company under management contracts. The lease provides for annual increases equal to the lesser of two times the Consumer Price Index or 3.0% in subsequent years. The Company is recording all scheduled rent increases as additional lease expense on a straight-line basis over the remaining lease term. On March 2, 2010, the Company entered into a Second Amendment to Master Lease with OHI Asset (FL), LLC, an affiliate of Omega, with respect these properties. The Master Lease was scheduled to expire by its terms on February 28, 2010. The purpose of the amendment is to extend the term for a transition period which will end no later than August 31, 2010. As discussed in Note 7, the Company does not anticipate renewing this lease and has extended the lease on a monthly basis until a replacement tenant can be put into place. When a new operator is in place the lease will terminate and the Company will cooperate in an orderly transition to the new operator.
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

The Company has essentially exhausted all general and professional liability insurance available for claims asserted prior to March 10, 2009. For claims made during the period from March 10, 2009 through May 31, 2010, the Company maintains insurance with coverage limits of $250,000 per medical incident and total annual aggregate policy coverage limits of $750,000.
Reserve for Estimated Self-Insured Professional Liability Claims-
Because the Company anticipates that its actual liability for existing and anticipated claims will exceed the Company’s limited professional liability insurance coverage, the Company has recorded total liabilities for professional liability and other claims of $18,502,000 as of December 31, 2009. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis.
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
The following summarizes the Company’s accrual for professional liability and other claims for each policy year as of the end of the period:

	Accrual at
	December 31,
	2009	2008
Policy Year End:
May 31, 2010	$3,763,000	$—
March 9, 2009	8,713,000	3,837,000
March 9, 2008	4,377,000	5,769,000
March 9, 2007	1,060,000	3,202,000
March 9, 2006	357,000	1,102,000
2005 and earlier	232,000	1,049,000

	$18,502,000	$14,959,000

The Company’s cash expenditures for self-insured professional liability costs were $4,886,000, $6,754,000 and $2,776,000 for the years ending December 31, 2009, 2008 and 2007, respectively.
Other Insurance-
With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. The Company is completely self-insured for workers’ compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. The

Company has provided reserves for the settlement of outstanding self-insured claims at amounts believed to be adequate. The liability recorded by the Company for the self-insured obligations under these plans is $256,000 as of December 31, 2009.
From June 30, 2003 until June 30, 2007, the Company’s workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. The Company accounts for premium expense for these policies based on its estimate of the level of claims expected to be incurred. Any adjustments of future premiums for workers’ compensation policies and differences between actual settlements and reserves for self-insured obligations are included in expense in the period finalized. The Company has recorded a liability of $176,000 for expected adjustments that relate to these workers’ compensation insurance programs as of December 31, 2009.
From July 1, 2007 through June 30, 2008, the Company had a guaranteed cost policy for workers’ compensation insurance, under which expense was equal to the premiums paid.
For the period from July 1, 2008 through June 30, 2010, the Company entered into a series of prefunded deductible workers’ compensation policies. Under these policies, the Company is self insured for the first $500,000 per claim, subject to an aggregate maximum of $3,000,000. The Company funds a loss fund account with the insurer to pay for claims below the deductible. The Company accounts for premium expense under these policies based on its estimate of the level of claims subject to the policy deductibles expected to be incurred. The Company has recorded a liability of $40,000 for the estimated self-insured obligations under these policies as of December 31, 2009. Any differences in estimated claims costs and actual amounts are included in expense in the period finalized.
As of December 31, 2009, the Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $160,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $1,121,000 at December 31, 2009. The differences between actual settlements and reserves are included in expense in the period finalized.
Employment Agreements
The Company has employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.5 times their annual salary in the event of a termination without cause, a constructive discharge (as defined in each employee agreement), or upon a change in control of the Company (as defined in each employee agreement). The maximum contingent liability under these agreements is approximately $1,792,000 as of December 31, 2009. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by the employee or the Company. In addition, upon the occurrence of any triggering event, these certain members of management may elect to require the Company to purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of the Company’s common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of the Company’s common stock on December 31, 2009, the maximum contingent liability for the repurchase of the equity grants is approximately $803,000. No amounts have been accrued for this contingent liability.
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
All of the Company’s nursing centers must be licensed by the state in which they are located in order to accept patients, regardless of payor source. In most states, nursing homes are subject to certificate of need laws, which require the Company to obtain government approval for the construction of new nursing homes or the addition of new licensed beds to existing homes. The Company’s nursing centers must comply with detailed statutory and regulatory requirements on an ongoing basis in order to qualify for licensure, as well as for certification as a provider eligible to receive payments from the Medicare and Medicaid programs. Generally, the requirements for licensure and Medicare/Medicaid certification are similar and relate to quality and adequacy of personnel, quality of medical care, record keeping, dietary services, resident rights, and the physical condition of the facility and the adequacy of the equipment used therein. Each facility is subject to periodic inspections, known as “surveys” by health care regulators, to determine compliance with all applicable licensure and certification standards. Such requirements are both subjective and subject to change. If the survey concludes that there are deficiencies in compliance, the facility is subject to various sanctions, including but not limited to monetary fines and penalties, increased staffing requirements, suspension of new admissions, non-payment for new admissions and loss of licensure or certification. Generally, however, once a facility receives written notice of any compliance deficiencies, it may submit a written plan of correction and is given a reasonable opportunity to make mutually agreeable measures to correct the deficiencies. There can be no assurance that, in the future, the Company will be able to maintain such licenses and certifications for its facilities or that the Company will not be required to expend significant sums in order to comply with regulatory requirements. Recently, the Company has experienced an increase in the severity of survey citations and the size of monetary penalties, consistent with industry trends.
As of December 31, 2009, the Company is engaged in 33 professional liability lawsuits. Seven lawsuits are currently scheduled for trial during the next seven months, and it is expected that additional cases will be set for trial. The ultimate results of any of the Company’s professional liability claims and disputes cannot be predicted. The Company has limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against the Company in one or more of these legal actions could have a material adverse impact on the Company’s financial position and cash flows.
In January 2009, a purported class action complaint was filed in the Circuit Court of Garland County, Arkansas against the Company and certain of its subsidiaries and Garland Nursing & Rehabilitation Center (the “Facility”). The complaint alleges that the defendants breached their statutory and contractual obligations to the residents of the Facility over the past five years. The lawsuit remains in its early stages and has not yet been certified by the court as a class action. The Company intends to defend the lawsuit vigorously.
The Company cannot currently predict with certainty the ultimate impact of any of the above cases on the Company’s financial condition, cash flows or results of operations. In the course of the Company’s business, it is periodically involved in governmental investigations, regulatory and administrative proceedings and lawsuits relating to its compliance with regulations and laws governing its operations, including reimbursement laws, fraud and abuse laws, elderly abuse laws, and state and federal false claims acts and laws governing quality of care issues. A finding of non-compliance with any of these governing laws or regulations in any such lawsuit, regulatory proceeding or investigation could subject it to fines, penalties and damages being excluded from the Medicare or Medicaid programs and could also have a material adverse impact on its financial condition, cash flows or results of operations.
Reimbursement
Subject to certain exceptions, the limits effective January 1, 2010 impose a $1,860 per patient annual ceiling on physical and speech therapy services, and a separate $1,860 per patient annual ceiling on occupational therapy services. The Centers for Medicare and Medicaid Services (“CMS”) established an exception process to permit therapy services in certain situations, and the majority of services provided by the Company are reimbursed under the exceptions. The exceptions process expired as of December 31, 2009 but in March 2010, Congress passed temporary legislation which retroactively extended the exceptions process to the period beginning January 1, 2010 through March 31, 2010. Both health care reform bills passed by Congress included language to extend the exception process, though no final legislative action to extend the exception process past March 31, 2010 has occurred. If the exception process is discontinued, it is expected that the reimbursement limitations will reduce therapy revenues and negatively impact the Company’s operating results and cash flows.
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
As discussed in Note 7, CMS has issued regulations that became effective October 1, 2009 that prohibit the Company from billing Medicare Part B for certain enteral nutrition, urological, ostomy and tracheostomy supplies. Beginning October 1, these services were provided by third parties. The Company will still be required to provide the labor for the delivery of services but will no longer be a supplier and will not be entitled to any compensation. These services produced revenues of $974,000, $1,190,000 and $1,154,000 and net income of $204,000, $388,000 and $390,000 during the years ended December 31, 2009, 2008 and 2007, respectively.
As a result of current economic conditions, several states in which the Company operates face budget shortfalls, which could result in reductions in Medicaid funding for nursing facilities. The federal government made an effort to address the financial challenges state Medicaid programs are facing by increasing the amount of Medicaid funding available to states. On February 17, 2009, the “American Recovery and Reinvestment Act of 2009,” (“ARRA”) was enacted. Among other provisions, the ARRA provided $87 billion for a temporary period to assist states in maintaining and expanding Medicaid enrollment. Pressures on state budgets are expected to continue in the future and are expected to result in Medicaid rate reductions once the ARRA provisions that assist states in maintaining and expanding Medicaid end on December 31, 2010. The Company received annual Medicaid rate increases during the third quarter of 2009. These rate changes increased its average rate per day for Medicaid patients by 1.7%, but were accompanied by provider tax increases in certain states, which reduced the net effective Medicaid rate increase to approximately 1.0%.
The Company is unable to predict what, if any, reform proposals or reimbursement limitations will be implemented in the future, or the effect such changes would have on its operations. For the year ended December 31, 2009, the Company derived 30.0% and 54.8% of its total patient and resident revenues related to continuing operations from the Medicare and Medicaid programs, respectively.
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

13. QUARTERLY FINANCIAL INFORMATION (Unaudited)
Selected quarterly financial information for each of the quarters in the years ended December 31, 2009 and 2008 is as follows:

	Quarter
2009	First	Second	Third	Fourth
Net revenues	$73,455,000	$75,712,000	$76,737,000	$76,127,000

Professional liability expense(1)	3,242,000	2,955,000	902,000	2,033,000

Other income(2)	549,000	—	—	—

Net income from continuing operations	292,000	873,000	1,075,000	174,000

Income from discontinued operations	71,000	57,000	57,000	2,000

Net income for common stock	$277,000	$844,000	$1,046,000	$90,000

Basic net income per common share:
Net income from continuing operations	$0.04	$0.14	$0.17	$0.02
Income from discontinued operations	0.01	0.01	0.01	—

Net income per common share	$0.05	$0.15	$0.18	$0.02

Diluted net income per common share:
Net income from continuing operations	$0.04	$0.14	$0.17	$0.02
Income from discontinued operations	0.01	0.01	0.01	—

Net income per common share	$0.05	$0.15	$0.18	$0.02

(1)	The Company’s quarterly results are significantly affected by the amounts recorded for professional liability expense, as discussed further in Note 12. The amount of expense recorded for professional liability in each quarter of 2009 is set forth in the table above.

(2)	During the first quarter of 2009, as discussed further in Note 3, the Company reached an agreement with CMS to settle for an amount less than the amounts previously accrued, resulting in a gain on settlement of $549,000 that was recorded as other income.

	Quarter
2008	First	Second	Third	Fourth
Net revenues	$71,157,000	$70,562,000	$71,931,000	$73,957,000

Professional liability expense (benefit)(1)	(1,043,000)	1,401,000	278,000	1,022,000

Net income from continuing operations	3,006,000	608,000	594,000	1,174,000

Income from discontinued operations	83,000	82,000	76,000	112,000

Net income for common stock	$3,003,000	$604,000	$584,000	$1,200,000

Basic net income per common share:
Net income from continuing operations	$0.51	$0.09	$0.09	$0.19
Income from discontinued operations	0.01	0.02	0.01	0.02

Net income per common share	$0.52	$0.11	$0.10	$0.21

Diluted net income per common share:
Net income from continuing operations	$0.49	$0.09	$0.09	$0.19
Income from discontinued operations	0.01	0.01	0.01	0.02

Net income per common share	$0.50	$0.10	$0.10	$0.21

(1)	The Company’s quarterly results are significantly affected by the amounts recorded for professional liability expense, as discussed further in Note 12. The amount of expense (benefit) recorded for professional liability in each quarter of 2008 is set forth in the table above.

ADVOCAT INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
OF CONTINUING OPERATIONS
(in thousands)

Column A	Column B	Column C			Column D	Column E
	Balance	Additions			Deductions
	at	Charged				Balance
	Beginning	to	Charged		(Write-offs)	at
	of	Costs and	to Other		net of	End of
Description	Period	Expenses	Accounts	Other	Recoveries	Period
Year ended December 31, 2009: Allowance for doubtful accounts	$3,279	$2,181	$12	$—	$(2,609)	$2,863

Year ended December 31, 2008: Allowance for doubtful accounts	$2,158	$2,334	$9	$—	$(1,222)	$3,279

Year ended December 31, 2007: Allowance for doubtful accounts	$2,122	$1,130	$(18)	$—	$(1,076)	$2,158

S-1

ADVOCAT INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Column A	Column B	Column C				Column D		Column E
		Additions				Deductions
	Balance at	Charged						Balance
	Beginning	to		Charged				at
	of	Costs and		to Other				End of
Description	Period	Expenses		Accounts (2)	Other	Payments		Period
Year ended December 31, 2009:

Professional Liability Reserve	$14,959	$8,429		$—	$—	$(4,886	) (3)	$18,502

Workers Compensation Reserve	$492	$489		$—	$—	$(509)		$472

Health Insurance Reserve	$1,230	$9,944		$—	$—	$(10,053)		$1,121

Year ended December 31, 2008:

Professional Liability Reserve	$20,675	$1,038		$—	$—	$(6,754	) (3)	$14,959

Workers Compensation Reserve	$362	$933		$—	$—	$(803)		$492

Health Insurance Reserve	$1,138	$8,232		$—	$—	$(8,140)		$1,230

Year ended December 31, 2007:

Professional Liability Reserve	$25,717	$(2,278	) (1)	$12	$—	$(2,776	) (3)	$20,675

Workers Compensation Reserve	$474	$12		$—	$—	$(124)		$362

Health Insurance Reserve	$932	$6,705		$15	$—	$(6,514)		$1,138

(1)	Amounts charged to costs and expenses are negative during this year as a result of downward revisions in previous estimates of the Company’s anticipated professional liability costs.

(2)	As discussed in Note 7 of the Consolidated Financial Statements, the Company has presented the results of certain divestiture and lease termination transactions as discontinued operations. The amounts charged to Other Accounts represent the amounts charged to discontinued operations.

(3)	Payments include amounts paid for claims settled during the period as well as payments made under promissory notes and other structured arrangements for claims settled in earlier periods.

S-2

Exhibit
Number	Description of Exhibits
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-76150 on Form S-1).

3.2	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.5 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 33-76150 on Form S-1).

3.4	Bylaw Amendment adopted November 5, 2007 (incorporated by reference to Exhibit 3.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2007).

3.5	Amendment to Certificate of Incorporation dated March 23, 1995 (incorporated by reference to Exhibit A of Exhibit 1 to the Company’s Form 8-A filed March 30, 1995).

3.6	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.4 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company’s Registration Statement No. 33-76150 on Form S-1).

4.2	Amended and Restated Rights Agreement dated as of December 7, 1998 (incorporated by reference to Exhibit 1 to Form 8-A/A filed December 7, 1998).

4.3	Amendment No. 1 to the Amended and Restated Rights Agreement, dated March 19, 2005, by and between Advocat Inc. and SunTrust Bank, as Rights Agent (incorporated by reference to Exhibit 2 to Form 8-A/A filed on March 24, 2005).

4.4	Second Amendment to the Amended and Restated Rights Agreement, dated August 15, 2008, by and between Advocat Inc. and ComputerShare Trust Company, N.A., as successor to SunTrust Bank (incorporated by reference to Exhibit 3 to Form 8-A/A filed on August 18, 2008).

4.5	Third Amendment to Amended and Restated Rights Agreement, dated August 14, 2009, between Advocat, Inc. and Computershare Trust Company, N.A, as successor to SunTrust Bank, (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A/A filed on August 14, 2009).

*10.1	1994 Incentive and Non-Qualified Stock Plan for Key Personnel (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement No. 33-76150 on Form S-1).

*10.2	1994 Non-Qualified Stock Option Plan for Directors (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement No. 33-76150 on Form S-1).

*10.3	Master Agreement and Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement No. 33-76150 on Form S-1).

10.4	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement No. 33-76150 on Form S-1).

10.5	Advocat Inc. Guaranty in favor of Omega Healthcare Investors, Inc. dated May 10, 1994 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

*10.6	Amendment to 1994 Incentive and Non-Qualified Stock Plan for Key Personnel (incorporated by reference to Exhibit A to the Company’s Schedule 14A filed March 31, 1997).

*10.7	Amendment to 1994 Non-Qualified Stock Option Plan for Directors (incorporated by reference to Exhibit A to the Company’s Schedule 14A filed April 19, 1996).

Exhibit
Number	Description of Exhibits
*10.8	Amendment No. 3 Advocat Inc. 1994 Incentive and Nonqualified Stock Option Plan For Key Personnel (incorporated by reference to Exhibit A to the Company’s Schedule 14A filed April 3, 1998).

10.9	Settlement and Restructuring Agreement dated as of October 1, 2000 among Registrant, Diversicare Leasing Corp., Sterling Health Care Management, Inc., Diversicare Management Services Co., Advocat Finance, Inc., Omega Healthcare Investors, Inc. and Sterling Acquisition Corp. (incorporated by reference to Exhibit 10.83 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.10	Consolidated Amended and Restated Master Lease dated November 8, 2000, effective October 1, 2000, between Sterling Acquisition Corp. (as Lessor) and Diversicare Leasing Corp. (as Lessee) (incorporated by reference to Exhibit 10.84 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.11	Management Agreement effective October 1, 2000, between Diversicare Leasing Corp. and Diversicare Management Services Co. (incorporated by reference to Exhibit 10.85 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.12	Amended and Restated Security Agreement dated as of November 8, 2000 between Diversicare Leasing Corp and Sterling Acquisition Corp. (incorporated by reference to Exhibit 10.86 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.13	Security Agreement dated as of November 8, 2000 between Sterling Health Care Management, Inc. and Sterling Acquisition Corp. (incorporated by reference to Exhibit 10.87 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.14	Guaranty given as of November 8, 2000 by Registrant, Advocat Finance, Inc., Diversicare Management Services Co., in favor of Sterling Acquisition Corp. (incorporated by reference to Exhibit 10.88 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.15	Reaffirmation of Obligations (Florida Managed Facilities) by Registrant and Diversicare Management Services Co. to and for the benefit of Omega Healthcare Investors (incorporated by reference to Exhibit 10.89 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.16	Revenue Sharing Agreement as of the 30 day of September, 2001, by and among Advocat Inc., Diversicare Leasing Corp., Omega Healthcare Investors, Inc. and OHI Sunshine, Inc. (incorporated by reference to Exhibit 10.125 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.17	First Amendment to Consolidated Amended and Restated Master lease dated September 30, 2001 by and between Sterling Acquisition Corp and Diversicare Leasing Corporation. (incorporated by reference to Exhibit 10.126 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.18	Purchase and Sale Agreement dated as of the 25th day of July, 2002 by and between Diversicare Leasing Corp. and Sterling Healthcare, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.19	Share Purchase Agreement dated as of August 25, 2003 by and between Diversicare Leasing Corp., a Tennessee corporation, Advocat Inc., a Delaware corporation, Diversicare Canada Management Services Co., Inc., an Ontario corporation, and DCMS Holdings Inc., an Ontario corporation (incorporated by reference to Annex A to the Company’s Proxy Statement filed October 6, 2003).

10.20	Lease Termination Agreement dated as of May 29, 2003, by and among (i) Diversicare Assisted Living Services, Inc., a Tennessee corporation, and Advocat Inc., a Delaware corporation, and (ii) 570 Center Street, LLC, a South Carolina limited liability company, and Albert M. Lynch, an individual (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

Exhibit
Number	Description of Exhibits
10.21	Master Lease Agreement dated as of May 1, 2003 by and between Emerald-Cedar Hills, Inc. Emerald-Golfview, Inc., Emerald-Southern Pines, Inc. and Emerald-Golfcrest, Inc. and Senior Care Florida Leasing, LLC(incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.22	Security Agreement as of April 1, 2003 by and between Senior Care Florida Leasing, LLC, a Delaware limited liability company, Senior Care Golfview, LLC, a Delaware limited liability company, Senior Care Golfcrest, LLC, a Delaware limited liability company, Senior Care Southern Pines, LLC, a Delaware limited liability company, Senior Care Cedar Hills, LLC, a Delaware limited liability company and Omega Healthcare Investors, Inc., a Maryland corporation (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.23	First Amendment to Share Purchase Agreement dated as of February 17, 2004, among Diversicare Leasing Corp., a corporation incorporated under the laws of Tennessee, and Advocat Inc., a corporation incorporated under the laws of Delaware, and Diversicare Canada Management Services Co., Inc., a corporation incorporated under the laws of Ontario, and DCMS Holdings Inc., a corporation incorporated under the laws of Ontario (incorporated by reference to Exhibit 10.142 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.24	Purchase and Sale Agreement dated as of 4th day of November, 2004, by and between McKesson Medical-Surgical Minnesota Supply Inc. a Minnesota corporation, Advocat Distribution Services, Inc., a Tennessee corporation and Diversicare Management Services, Inc. (incorporated by reference to Exhibit 10.121 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.25	Purchase and Sale Agreement made and entered into as of the 14th day of November, 2003 with Addendum dated as of October 14, 2004 by and between Diversicare Assisted Living Services NC II, LLC, a Delaware limited liability company, and Margaret Sutton (incorporated by reference to Exhibit 10.122 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.26	Purchase Agreement made and entered into as of the 14th day of January, 2005, by and between (i) Diversicare Leasing Corp., a Tennessee corporation, and (ii) Salt Creek Holding Company, Inc., a Texas corporation, and Goliad Manor, Inc., a Texas corporation (incorporated by reference to Exhibit 10.123 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.27	Purchase Agreement made and entered into as of the 14th day of January, 2005, by and between (i) Diversicare Leasing Corp., a Tennessee corporation and (ii) Devil’s Run Holding Company, Inc., a Texas corporation and Refugio Nursing and Rehabilitation Center, Inc., a Texas corporation. (incorporated by reference to Exhibit 10.124 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.28	Second Amendment to Consolidated Amended and Restated Master Lease dated as of June 15, 2005 by and between Sterling Acquisition Corp. and Diversicare Leasing Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.29	Purchase and Sale Agreement dated July 5, 2005 by and between Osborne F. Wilson Development Corp., Inc. and a subsidiary of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.30	Asset Purchase Agreement dated as of November 28, 2005, by and among Diversicare Assisted Living Services NC I, LLC, a Delaware limited liability company, Diversicare Assisted Living Services NC II, LLC, a Delaware limited liability company, and Agemark Acquisition, LLC, a North Carolina limited liability company. (incorporated by reference to Exhibit 10.146 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

Exhibit
Number	Description of Exhibits
10.31	First Amendment to Amended and Restated Master Lease Agreement dated as of December 31, 2005 by and between Florida Lessor-Emerald, Inc. and Senior Care Florida Leasing, LLC. (incorporated by reference to Exhibit 10.147 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.32	First Amendment to Master Lease Agreement dated as of December 31, 2005 by and between Emerald-Cedar Hills, Inc., Emerald-Golfview, Inc., Emerald-Southern Pines, Inc. and Emerald-Golfcrest, Inc. and Senior Care Florida Leasing, LLC. (incorporated by reference to Exhibit 10.148 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

*10.33	Amended and Restated Employment Agreement dated as of March 31, 2006, by and among Advocat Inc., a Delaware corporation, and William R. Council, III (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006).

*10.34	Employment Agreement dated as of March 31, 2006, by and among Advocat Inc., a Delaware corporation, and Raymond L. Tyler. (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006).

*10.35	Employment Agreement dated as of March 31, 2006, by and among Advocat Inc., a Delaware corporation, and L. Glynn Riddle. (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006).

10.36	First Amendment to Asset Purchase Agreement dated as of March 29, 2006, by and among Diversicare Assisted Living Services NC I, LLC, a Delaware limited liability company, Diversicare Assisted Living Services NC II, LLC, a Delaware limited liability company, and Agemark Acquisition, LLC, a North Carolina limited liability company (incorporated by reference to Exhibit 10.20 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006).

10.37	Second amendment to Asset Purchase Agreement effective as of April 14, 2006, by and among Diversicare Assisted Living Services NC I, LLC, a Delaware limited liability company, Diversicare Assisted Living Services NC II, LLC, a Delaware limited liability company, and Agemark Acquisition, LLC, a North Carolina limited liability company. (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006).

10.38	Loan Agreement dated as of the 7th day of August, 2006, by and between certain subsidiaries of the Registrant and Capmark Finance Inc., formerly known as GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006).

10.39	Promissory Note dated August 7, 2006 in the amount of $22,500,000 issued by certain subsidiaries of the Registrant to Capmark Finance Inc. (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006).

10.40	Payment and Performance Guaranty Agreement effective as of the 7th day of August, 2006, by Advocat Inc., for the benefit of Capmark Finance Inc., formerly known as GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006).

10.41	Restructuring Stock Issuance and Subscription Agreement dated as of October 20, 2006 between Advocat Inc. and Omega Healthcare Investors, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed October 24, 2006).

10.42	Third Amendment to Consolidated Amended and Restated Master Lease executed as of October 20, 2006, to be effective as of October 1, 2006 by and between Sterling Acquisition Corp. and Diversicare Leasing Corporation (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed October 24, 2006).

Exhibit
Number	Description of Exhibits
10.43	Subordinated Promissory Note in the amount of $2,533,614.53 issued to Omega HealthCare Investors Inc. dated as of October 1, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed October 24, 2006).

10.44	Fourth Amendment to Consolidated Amended and Restated Master Lease executed and delivered as of April 1, 2007 by and between Sterling Acquisition Corp., a Kentucky corporation, and Diversicare Leasing Corp., a Tennessee corporation (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2007).

10.45	Operations Transfer Agreement effective as of July 20, 2007, by and among certain subsidiaries of the Company, and Senior Management Services of America North Texas, Inc., a Texas corporation, Senior Management Services of Estates at Fort Worth, Inc., a Texas corporation, Senior Management Services of Doctors at Dallas, Inc., a Texas corporation, Senior Management Services of Humble, Inc., a Texas corporation, Senior Management Services of Katy, Inc., a Texas corporation, Senior Management Services of Treemont, Inc., a Texas corporation, Senior Management Services of Heritage Oaks at Ballinger, Inc., a Texas corporation, and Senior Management Services of Normandy at San Antonio, Inc., a Texas corporation (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007).

10.46	Loan and Security Agreement made as of August 10, 2007, between Diversicare Leasing Corp., a Tennessee corporation, and Bridge Associates LLC, as trustee for the SMSA Creditors’ Trust, a Texas trust. (Incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007).

10.47	Loan and Security Agreement dated as of August 10, 2007, is by and among the Company and certain subsidiaries and LaSalle Bank National Association, a national banking association (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007).

10.48	Guaranty dated as of August 10, 2007, by Advocat Inc., a Delaware corporation to and for the benefit of LaSalle Bank National Association, a national banking association (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007).

10.49	Revolving Credit Note dated August 10, 2007 in the principal amount of $21,000,000.00 from the Company and certain subsidiaries to LaSalle Bank National Association, a national banking association (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007).

10.50	Term Loan Note dated August 10, 2007 in the principal amount of $16,500,000.00 from the Company and certain subsidiaries to LaSalle Bank National Association, a national banking association (incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007).

10.51	Fifth Amendment to Consolidated Amended and Restated Master Lease dated as of August 10, 2007 by and between Sterling Acquisition Corp., a Kentucky corporation and Diversicare Leasing Corp., a Tennessee corporation (incorporated by reference to Exhibit 10.7 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007).

10.52	First Amendment to Loan Agreement dated as of December 18, 2007, by and among the Company and certain subsidiaries and LaSalle Bank National Association, a national banking association (incorporated by reference to Exhibit 10.56 to the Company’s annual report on Form 10-K for the year ended December 31, 2007).

Exhibit
Number	Description of Exhibits
10.53	Sixth Amendment to Consolidated Amended and Restated Master Lease dated as of March 14, 2008 by and between Sterling Acquisition Corp., a Kentucky corporation and Diversicare Leasing Corp., a Tennessee corporation (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2008).

10.54	Second Amendment to Loan Agreement and Joinder dated as of March 14, 2008 by and among Diversicare Paris, LLC, a Delaware limited liability company and certain subsidiaries and LaSalle Bank National Association, a national banking association (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2008).

10.55	Seventh Amendment to Consolidated Amended and Restated Master Lease dated as of October 24, 2008 by and between Sterling Acquisition Corp., a Kentucky corporation and Diversicare Leasing Corp., a Tennessee corporation (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008).

10.56	Third Amendment to Loan Agreement dated as of December 12, 2008, by and among the Company and certain subsidiaries and Bank of America, N.A., a national banking association, as successor by merger to LaSalle Bank National Association (incorporated by reference to Exhibit 10.60 to the Company’s annual report on Form 10-K for the year ended December 31, 2008).

10.57	First Amendment effective December 23, 2008, to Loan Agreement dated as of the 7th day of August, 2006, by and between certain subsidiaries of the Company and Capmark Finance Inc., formerly known as GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.61 to the Company’s annual report on Form 10-K for the year ended December 31, 2008).

*10.58	Amendment No. 4 to the 1994 Incentive and Nonqualified Stock Option Plan for Key Personnel (incorporated by reference to Exhibit 10.62 to the Company’s annual report on Form 10-K for the year ended December 31, 2008).

*10.59	Advocat Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 20, 2006).

*10.60	First Amendment to the Advocat Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.63 to the Company’s annual report on Form 10-K for the year ended December 31, 2008).

*10.61	Amendment No. 1 effective March 9, 2009 to Amended and Restated Employment Agreement by and between Advocat Inc. and Raymond L. Tyler. (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2009).

10.62	Ninth Amendment to Consolidated Amended and Restated Master Lease dated as of May 5, 2009 by and between Sterling Acquisition Corp., a Kentucky corporation and Diversicare Leasing Corp., a Tennessee corporation (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2009).

10.63	Tenth Amendment to Consolidated Amended and Restated Master Lease dated as of September 8, 2009 by and between Sterling Acquisition Corp., a Kentucky corporation and Diversicare Leasing Corp., a Tennessee corporation (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009).

21	Subsidiaries of the Registrant.

Exhibit
Number	Description of Exhibits
23.1	Consent of BDO Seidman.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

*	Indicates management contract or compensatory plan or arrangement.