Form 10-Q
period 2010-03-31
ADVOCAT INC
filed 2010-05-05
CIK 919956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(CHECK ONE:)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
5,718,298
(Outstanding shares of the issuer’s common stock as of April 30, 2010)

Part I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
ITEM 2. | MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4.CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS.
ITEM 1A.RISK FACTORS
ITEM 6. EXHIBITS
SIGNATURES
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-31.1
EX-31.2
EX-32

Part I. FINANCIAL INFORMATION

ITEM 1	- FINANCIAL STATEMENTS
ADVOCAT INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$10,709	$8,609
Receivables, less allowance for doubtful accounts of $2,741 and $2,566, respectively	22,476	21,559
Receivable for leased facility construction costs	722	1,406
Prepaid expenses and other current assets	2,267	2,498
Deferred income taxes	4,827	4,792
Current assets of discontinued operations	3,076	2,870

Total current assets	44,077	41,734

PROPERTY AND EQUIPMENT, at cost	76,702	76,270
Less accumulated depreciation	(41,564)	(40,461)
Discontinued operations, net	1,457	1,553

Property and equipment, net	36,595	37,362

OTHER ASSETS:
Deferred income taxes	13,838	13,804
Deferred financing and other costs, net	909	639
Other assets	1,850	1,963
Acquired leasehold interest, net	9,668	9,764

Total other assets	26,265	26,170

	$106,937	$105,266

The accompanying notes are an integral part of these interim consolidated financial statements
(Continued)

ADVOCAT INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(continued)

	March 31,	December 31,
	2010	2009
	(Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt	$635	$2,278
Trade accounts payable	4,858	4,537
Accrued expenses:
Payroll and employee benefits	10,403	9,314
Current portion of self-insurance reserves	7,839	7,860
Other current liabilities	3,208	4,171
Current liabilities of discontinued operations	1,786	1,240

Total current liabilities	28,729	29,400

NONCURRENT LIABILITIES:
Long-term debt, less current portion	23,850	22,551
Self-insurance reserves, less current portion	12,369	12,235
Other noncurrent liabilities	15,815	15,195

Total noncurrent liabilities	52,034	49,981

COMMITMENTS AND CONTINGENCIES

SERIES C REDEEMABLE PREFERRED STOCK $.10 par value, 5,000 shares authorized, issued and outstanding, stated value of $4,918 including premium of $849 and $1,274, respectively	5,767	6,192

SHAREHOLDERS’ EQUITY:
Series A preferred stock, authorized 200,000 shares, $.10 par value, none issued and outstanding	—	—
Common stock, authorized 20,000,000 shares, $.01 par value, 5,950,000 and 5,949,000 shares issued, and 5,718,000 and 5,717,000 shares outstanding, respectively	59	59
Treasury stock at cost, 232,000 shares of common stock	(2,500)	(2,500)
Paid-in capital	17,827	17,647
Retained earnings	5,021	4,487

Total shareholders’ equity	20,407	19,693

	$106,937	$105,266

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2010	2009
PATIENT REVENUES, net	$70,152	$67,735

EXPENSES:
Operating	55,402	53,337
Lease	5,602	5,368
Professional liability	1,414	2,905
General and administrative	4,702	4,453
Depreciation and amortization	1,416	1,320

Total expenses	68,536	67,383

OPERATING INCOME	1,616	352

OTHER INCOME (EXPENSE):
Foreign currency transaction loss	—	(85)
Other income	—	549
Interest income	2	75
Interest expense	(398)	(482)
Debt retirement costs	(127)	—

	(523)	57

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,093	409
PROVISION FOR INCOME TAXES	(386)	(154)

NET INCOME FROM CONTINUING OPERATIONS	707	255

NET INCOME FROM DISCONTINUED OPERATIONS:
Operating income, net of taxes of $206 and $69, respectively	378	108
Loss on disposal, net of taxes of $(96) and $0, respectively	(177)	—

DISCONTINUED OPERATIONS	201	108

NET INCOME	908	363
PREFERRED STOCK DIVIDENDS	86	86

NET INCOME FOR COMMON STOCK	$822	$277

NET INCOME PER COMMON SHARE:
Per common share — basic
Continuing operations	$0.11	$0.03
Discontinued operations	0.03	0.02

	$0.14	$0.05

Per common share — diluted
Continuing operations	$0.11	$0.03
Discontinued operations	0.03	0.02

	$0.14	$0.05

COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.05	$—

WEIGHTED AVERAGE COMMON SHARES:
Basic	5,717	5,672

Diluted	5,913	5,730

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$908	$363
Discontinued operations	201	108

Net income from continuing operations	707	255
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,416	1,320
Provision for doubtful accounts	488	727
Deferred income tax provision (benefit)	(54)	173
Provision for (benefit from) self-insured professional liability, net of cash payments	71	695
Stock based compensation	196	224
Amortization of deferred balances	76	95
Provision for leases in excess of cash payments	225	345
Non-cash gain on settlement of contingent liability	—	(549)
Payment from lessor for leasehold improvement	120	—
Foreign currency transaction loss	—	85
Debt retirement costs	127	—
Non-cash interest income	—	(24)
Changes in other assets and liabilities affecting operating activities:
Receivables, net	(721)	(1,339)
Prepaid expenses and other assets	229	(812)
Trade accounts payable and accrued expenses	390	1,607

Net cash provided by continuing operations	3,270	2,802
Discontinued operations	682	385

Net cash provided by operating activities	3,952	3,187

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(649)	(1,575)
Payment for construction in progress — leased facility	—	(1,267)

Net cash used by continuing operations	(649)	(2,842)
Discontinued operations	(45)	(90)

Net cash used by investing activities	(694)	(2,932)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(3,807)	(553)
Proceeds from issuance of debt	3,463	—
Financing costs	(373)	(12)
Construction allowance receipts — leased facility	—	1,267
Proceeds from exercise of stock options	—	2
Proceeds from issuance of restricted share units	62	76
Payment of common stock dividends	(286)	—
Payment of preferred stock dividends	(86)	(86)
Payment for preferred stock restructuring	(131)	(127)

Net cash provided (used) by financing activities	(1,158)	567

(Continued)

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)
(continued)

	Three Months Ended March 31,
	2010	2009
NET INCREASE IN CASH AND CASH EQUIVALENTS	$2,100	$822

CASH AND CASH EQUIVALENTS, beginning of period	8,609	7,598

CASH AND CASH EQUIVALENTS, end of period	$10,709	$8,420

SUPPLEMENTAL INFORMATION:
Cash payments of interest, net of amounts capitalized	$338	$398

Cash payments of income taxes	$57	$67

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

1. BUSINESS
Advocat Inc. (together with its subsidiaries, “Advocat” or the “Company”) provides long-term care services to nursing center patients in eight states, primarily in the Southeast and Southwest. The Company’s centers provide a range of health care services to their patients and residents. In addition to the nursing, personal care and social services usually provided in long-term care centers, the Company’s nursing centers offer a variety of comprehensive rehabilitation services as well as nutritional support services.
As of March 31, 2010, the Company’s continuing operations consist of 46 nursing centers with 5,364 licensed nursing beds and 14 assisted living units. The Company owns 9 and leases 37 of its nursing centers. The Company’s continuing operations include centers in Alabama, Arkansas, Florida, Kentucky, Ohio, Tennessee, Texas and West Virginia.

2. BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The interim consolidated financial statements for the three month periods ended March 31, 2010 and 2009, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the Company’s financial position at March 31, 2010 and the results of operations and cash flows for the three month periods ended March 31, 2010 and 2009. The Company’s consolidated balance sheet at December 31, 2009 was derived from the Company’s audited consolidated financial statements as of December 31, 2009. Certain amounts in the Company’s 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation.
The results of operations for the three month periods ended March 31, 2010 and 2009 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

3. REVOLVING CREDIT AGREEMENT
On March 17, 2010, the Company entered into an agreement with a bank for a new $15 million revolving credit facility, replacing its previous bank revolving credit facility which was to expire in August 2010. In addition to replacing the existing revolving credit facility, the Company used $3.2 million in proceeds from the facility to retire its existing bank term loan. The revolver has a term of three years (expiring March 2013) and bears interest at the Company’s option of LIBOR (subject to a floor of 3.0%) plus 3.5% or the bank’s prime lending rate. In connection with the transaction, the Company recorded debt retirement costs of $127,000 during 2010. These costs relate to the write off of deferred financing costs of the term loan that was retired with proceeds of the new revolver. In connection with the new revolving credit facility financing, the Company recorded deferred loan costs of $391,000 and paid $218,000 of these amounts at closing with proceeds from the new facility. The revolver is secured by accounts receivable and there are limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions. As of March 31,

2010, the Company has $3,463,000 in borrowings outstanding under the revolving credit facility. Annual fees for letters of credit issued under this revolver are 3.00% of the amount outstanding. The Company has a letter of credit of $5,412,000 to serve as a security deposit for the Company’s leases. Considering the balance of eligible accounts receivable at March 31, 2010, the letter of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $15,000,000, the balance available under the revolving credit facility as of March 31, 2010 is $6,125,000.
The Company’s lending agreements contain various financial covenants, the most restrictive of which relate to cash flow, census and debt service coverage ratios. We are in compliance with all such covenants at March 31, 2010.

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
The Company has essentially exhausted all general and professional liability insurance available for claims asserted prior to March 10, 2009. For claims made during the period from March 10, 2009 through May 31, 2011, the Company maintains insurance with coverage limits of $250,000 per medical incident and total annual aggregate policy limits of $750,000. As of March 31, 2010, payments made by the insurance provider for the period from March 10, 2009 through March 31, 2010 have reduced the remaining aggregate coverage amount in the policy period, but coverage has not been exhausted.
Reserve for Estimated Self-Insured Professional Liability Claims-
Because the Company anticipates that its actual liability for existing and anticipated claims will exceed the Company’s limited professional liability insurance coverage, the Company has recorded total liabilities for professional liability and other claims of $18,704,000 as of March 31, 2010. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis. Amounts are added to the accrual for estimates of anticipated liability for claims incurred during each period, and amounts are deducted from the accrual for settlements paid on existing claims during each period.
As indicated by the chart of reserves by policy year set forth below, final determination of the Company’s actual liability for claims incurred in any given period is a process that takes years. The Company evaluates the adequacy of this liability on a quarterly basis and engages a third-party actuarial firm to conduct an analysis semi-annually in the second and fourth quarters. The semi-annual actuarial analysis is prepared by the Actuarial Division of Willis of Tennessee, Inc. (“Willis”). These quarterly estimates and semi-annual actuarial analyses of the Company’s liability are assessed and adjusted based on numerous factors, including claims actually reported, lawsuits filed, lawsuits resolved, changes in the Company’s occupied beds and relevant claim development data. The Company records any revisions in estimates and differences between actual settlements and reserves, with changes in estimated losses being recorded in the consolidated statements of income in the period identified. Any increase in the accrual decreases income in the period and any reduction in the accrual increases income during the period.

Although the Company retains Willis to assist management in estimating the appropriate accrual for these claims, professional liability claims are inherently uncertain, and the liability associated with anticipated claims is very difficult to estimate. As a result, the Company’s actual liabilities may vary significantly from the accrual, and the amount of the accrual has and may continue to fluctuate by a material amount in any given period. Each change in the amount of this accrual will directly affect the Company’s reported earnings and financial position for the period in which the change in accrual is made.
Prior to 2010, the Company obtained quarterly third-party actuarial analyses to evaluate the liability for self insured risk. Beginning in the first quarter of 2010, the Company changed the frequency to have these reviews conducted semi-annually, and will conduct future actuarial reviews in the second and fourth quarters of this and future years. The Company believes that, absent unanticipated events, it normally takes substantially longer than three months for significant trends to develop with respect to the Company’s overall exposure for professional liability claims. Professional liability cases have a long cycle from the date of an incident to the date a case is resolved, and the Company believes that a semi-annual evaluation is appropriate. The Company does not expect the change from quarterly to semi-annual actuarial evaluations to materially impact the quarterly or annual financial statements.
The following summarizes the Company’s accrual for professional liability and other claims for each policy year as of the end of the period:

	Accrual at
	March 31,	December 31,
	2010	2009
Policy Year End:
May 31, 2010	$4,426,000	$3,763,000
March 9, 2009	8,627,000	8,713,000
March 9, 2008	4,323,000	4,377,000
Marcy 9, 2007	739,000	1,060,000
March 9, 2006	357,000	357,000
March 9, 2005 and earlier	232,000	232,000

	$18,704,000	$18,502,000

The Company’s cash expenditures for self-insured professional liability costs were $1,184,000 and $2,063,000 for the three months ended March 31, 2010 and 2009, respectively.
Other Insurance-
With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. The Company is completely self-insured for workers’ compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. From June 30, 2003 until June 30, 2007, the Company’s workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. The Company accounts for premium expense for these policies based on its estimate of the level of claims expected to be incurred. From July 1, 2007 through June 30, 2008, the Company had a guaranteed cost policy under which expense was equal to the premiums paid. For the period from July 1, 2008 through June 30, 2010, the Company is covered by a prefunded deductible policy. Under this policy, the Company is self insured for the first $500,000 per claim, subject to an aggregate maximum of $3,000,000. The Company funds a loss fund account with the insurer to pay for claims below the deductible. The Company accounts for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred. The liability recorded by the Company for all workers’ compensation obligations is $153,000 as of March 31, 2010.

As of March 31, 2010, the Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $175,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $1,350,000 at March 31, 2010. The differences between actual settlements and reserves are included in expense in the period finalized.

5. STOCK-BASED COMPENSATION
Several of the Company’s officers have elected to use a percentage of their annual bonus to purchase shares of the Company’s common stock pursuant to the Advocat Inc. 2008 Stock Purchase Plan for Key Personnel (“Stock Purchase Plan”). The Stock Purchase Plan allows eligible employees to use a designated portion of their salary or bonus to purchase shares of stock at a 15% discount from the market price. In March 2010, the Company issued a total of 12,209 RSUs to eighteen employees in lieu of paying a total of $64,000 in cash pursuant to the 2009 bonus plans. Unrestricted shares of common stock will be issued in exchange for the RSUs in March 2012, subject to the conditions of the Stock Purchase Plan.
Stock based compensation expense is non-cash and is included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. The Company recorded total stock-based compensation expense of $196,000 and $224,000 in the three month periods ended March 31, 2010 and 2009, respectively.

6. DISCONTINUED OPERATIONS
Effective March 31, 2010, the Company terminated operations of four nursing centers in Florida under a lease that, as amended, would have expired in August 2010. The operating margins of the four facilities subject to this lease did not meet the Company’s long-term goals. These four homes contributed revenues of $6,885,000 and $5,720,000 and net income of $211,000 and $36,000 during the three months ended March 31, 2010 and 2009, respectively. The facilities were, on average, 50 years old (including three of the Company’s ten oldest facilities), with several structural limitations that significantly impaired marketing ability in the very competitive marketplace in Florida. Limitations included multiple three- and four-bed wards (a total of 61 wards representing 223 licensed beds, or approximately 53% of the total licensed beds for these facilities) and limited common areas, parking and therapy space. Three of the 4 buildings were substantially “landlocked”, without the ability to expand to eliminate the structural challenges. The fourth building was in an economically challenged area. The Company believes these buildings will require replacement or extensive capital investment within five to ten years to remain competitive. In the near term, prospects for future reimbursement increases in Florida are limited and rate reductions have been proposed, as the state of Florida faces multi-billion dollar deficits.
The Company initiated discussions with Omega Healthcare Investors, Inc. (“Omega”) to indicate the terms under which it would be prepared to enter into a long term extension of this lease at a reduced lease rate and participation in the long term project of replacing these facilities with a competitive offering. Omega elected to evaluate the market and requested a short term extension of the existing lease to pursue opportunities. The Company agreed to extend the lease through August 2010 on a monthly basis until a replacement tenant or buyer could be put into place. Effective March 31, 2010, the Company transitioned operations at these leased facilities and has reclassified the operations of these facilities as discontinued operations for all periods presented in the accompanying interim consolidated financial statements. The $177,000 net loss on lease termination primarily relates to severance, legal and other costs incurred to facilitate the transition as well as the transfer of inventory. While the results of discontinued operations reflect the direct expense related to the Florida regional office which has been closed, they do not reflect any allocation of corporate general and administrative expense or any allocation of corporate interest expense.

The assets and liabilities of these discontinued facilities have been reclassified and are segregated in the interim consolidated balance sheets as assets and liabilities of discontinued operations. The current asset amounts are primarily composed of net accounts receivable of $3,041,000 and $2,822,000 and the current liabilities are primarily composed of accrued payroll and employee benefits of $1,279,000 and $863,000 at March 31, 2010 and December 31, 2009, respectively. The Company will collect the balance of the accounts receivable and pay the remaining accrued payroll and trade payables in the ordinary course of business. The Company did not transfer the accounts receivable or liabilities to the new lessee. In addition, the property, equipment and related accumulated depreciation of these discontinued facilities have been reclassified, resulting in a net reclassification of fixed assets of $98,000 at December 31, 2009.
The Centers for Medicare and Medicaid Services (“CMS”) issued regulations that became effective October 1, 2009 that prohibit the Company from billing Medicare Part B for certain enteral nutrition, urological, ostomy and tracheostomy supplies. Beginning October 1, 2009 these services are now provided by third parties. The Company is still required to provide the labor for the delivery of services but no longer a supplier and not entitled to any compensation. These services produced revenues of $303,000 and net income of $71,000 during the three months ended March 31, 2009. The related revenue and cost of goods sold for providing these services have been reclassified as discontinued operations in the accompanying interim consolidated financial statements.
The Company owns real estate related to a North Carolina assisted living facility it closed in April 2006. The net assets of discontinued operations presented on the consolidated balance sheet include the real estate related to this assisted living facility. The Company is continuing its efforts to sell this land.

7. EARNINGS PER COMMON SHARE
Information with respect to basic and diluted net income per common share is presented below:

	Three Months Ended
	March 31,
	2010	2009
Net income per common share:
Per common share – basic
Income from continuing operations	$0.11	$0.03
Income (loss) from discontinued operations
Operating income, net of taxes	0.06	0.02
Loss on disposal, net of taxes	(0.03)	—

Discontinued operations, net of taxes	0.03	0.02

Net income	$0.14	$0.05

Per common share – diluted
Income from continuing operations	$0.11	$0.03
Income (loss) from discontinued operations
Operating income, net of taxes	0.06	0.02
Loss on disposal, net of taxes	(0.03)	—

Discontinued operations, net of taxes	0.03	0.02

Net income	$0.14	$0.05

The effects of 225,000 and 566,000 weighted average SOSARs and options outstanding were excluded from the computation of diluted earnings per common share in 2010 and 2009, respectively, because these securities would have been anti-dilutive.

8. SUBSEQUENT EVENT — CHANGE IN COMPANY EXECUTIVE
The Company received written notice from Ray Tyler, its Senior Vice President of Nursing Home Operations, of his intent to resign his position effective May 24, 2010, to assume the role of chief operating officer with a privately owned nursing home operator in another state. Mr. Tyler joined the Company as Vice President of Operations in 2001, and served as Chief Operating Officer from 2003 until March 2009. The Company expects to record a total of approximately $350,000 in severance and other expenses in the second quarter of 2010 related to Mr. Tyler’s departure in accordance with his employment agreement.

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
As of March 31, 2010, our continuing operations consist of 46 nursing centers with 5,364 licensed nursing beds and 14 assisted living units. We own 9 and lease 37 of our nursing centers included in continuing operations.
Divestitures
Effective March 31, 2010, we terminated operations of four nursing centers in Florida under a lease that, as amended, would have expired in August 2010. The operating margins of the four facilities subject to this lease did not meet our goals. These four homes contributed revenues of $6.9 million and $5.7 million and net income of $0.2 million and $36,000 during the three months ended March 31, 2010 and 2009, respectively. The facilities were, on average, 50 years old (including three of our ten oldest facilities), with several structural limitations that significantly impaired marketing ability in the very competitive marketplace in Florida. Limitations included multiple three- and four-bed wards (a total of 61 wards representing 223 licensed beds, or approximately 53% of the total licensed beds for these facilities) and limited common areas, parking and therapy space. Three of the 4 buildings were substantially “landlocked”, without the ability to expand to eliminate the structural challenges. The fourth building was in an economically challenged area. We believe these buildings will require replacement or extensive capital investment within five to ten years to remain competitive. In the near term, prospects for future reimbursement increases in Florida are limited and rate reductions have been proposed, as the state of Florida faces multi-billion dollar deficits.
We initiated discussions with Omega Healthcare Investors, Inc. (“Omega”) to indicate the terms under which we would be prepared to enter into a long term extension of this lease at a reduced lease rate and participation in the long term project of replacing these facilities with a competitive offering. Omega elected to evaluate the market and requested a short term extension of the existing lease to pursue opportunities. We agreed to extend the lease through August 2010 on a monthly basis until a replacement tenant or buyer could be put into place. Effective March 31, 2010, we transitioned operations at these leased facilities, and we have reclassified the operations of these facilities as discontinued operations in the accompanying interim consolidated financial statements. The $0.2 million net loss on lease termination primarily relates to severance, legal and other costs incurred to facilitate the transition as well as the transfer of working capital.
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

Critical Accounting Policies and Judgments
A “critical accounting policy” is one which is both important to the understanding of our financial condition and results of operations and requires management’s most difficult, subjective or complex judgments often of the need to make estimates about the effect of matters that are inherently uncertain. Actual results could differ from those estimates and cause our reported net income to vary significantly from period to period. Our critical accounting policies are more fully described in our 2009 Annual Report on Form 10-K.
Update of Critical Accounting Policies and Judgments
We evaluate the adequacy of our professional liability accrual estimate for a full year and record the applicable portion of the total accrual each period. The accrual estimate is updated semi-annually. We became self insured for professional and general liability costs in 2001, and since that time we have engaged Willis to complete quarterly actuary analyses to evaluate the liability for self insured risk. Beginning in the first quarter of 2010, we changed the frequency to have these reviews conducted semi-annually, and will conduct reviews in the second and fourth quarter of this and future years. We made this change as a result of determining that, absent unanticipated events, it normally takes substantially longer than three months for significant trends to develop with respect to the Company’s overall exposure for professional liability claims. Professional liability cases have a long cycle from the date of an incident to the date a case is resolved, and we believe that a semi-annual actuarial evaluation is appropriate.
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

The following table sets forth net patient and resident revenues related to our continuing operations by payor source for the periods presented (dollar amounts in thousands):

	Three Months Ended March 31,
	2010		2009
Medicaid	$37,674	53.7%	$35,880	53.0%
Medicare	21,425	30.5	21,854	32.3
Managed care	2,273	3.2	1,920	2.8
Private Pay and other	8,780	12.6	8,081	11.9

Total	$70,152	100.0%	$67,735	100.0%

The following table sets forth average daily skilled nursing census by payor source for our continuing operations for the periods presented:

	Three Months Ended March 31,
	2010		2009
Medicaid	2,880	69.1%	2,814	69.5%
Medicare	548	13.2	553	13.7
Managed care	66	1.6	54	1.3
Private Pay and other	671	16.1	629	15.5

Total	4,165	100.0%	4,050	100.0%

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
In March 2010 significant legislation concerning health care and health insurance was passed, including the “Patient Protection and Affordable Care Act”, (“Patient Protection Act”) along with the “Health Care and Education Reconciliation Act of 2010” (“Reconciliation Act”) collectively defined as the “Legislation.” Combined, these two pieces of Legislation significantly change the future responsibility of employers in regard to providing health care coverage to employees in the United States. Some aspects of these new laws are immediate while others will be phased in over the next ten years when all mandates become effective. Two of the main provisions of the Legislation become effective in 2014 whereby most individuals will be required to either have health insurance or pay a fine and employers with 50 or more employees will either have to provide minimum essential coverage or will be subject to additional taxes. We are in the process of determining the financial impact of the Legislation and the costs associated with complying with the increased levels of health insurance we will be required to provide our employees and their dependants. We expect the Legislation will result in increased operating expenses.

We also expect for this Legislation to continue to impact our Medicaid and Medicare reimbursement as well, though the timing and level of that impact is currently unknown. The Legislation intends to expand the role of home based and community services which would place downward pressure on our sustaining population of Medicaid residents as well as delay certain aspects of the changes to the RUG categories discussed below.
There are certain per-person annual Medicare Part B reimbursement limits on therapy services. Subject to certain exceptions, the limits effective January 1, 2010 impose a $1,860 per patient annual ceiling on physical and speech therapy services, and a separate $1,860 per patient annual ceiling on occupational therapy services. The Centers for Medicare and Medicaid Services (“CMS”) established an exception process to permit therapy services in certain situations, and the majority of services provided by us are reimbursed under the exceptions. The exceptions process expired as of December 31, 2009 but in March 2010, Congress passed temporary legislation which retroactively extended the exceptions process to the period of January 1, 2010 through March 31, 2010. The Patient Protection Act discussed above extended the exceptions process through December 31, 2010. If the exception process is discontinued, it is expected that the reimbursement limitations will reduce therapy revenues and negatively impact our operating results and cash flows.
Reduction in health care spending has become a national priority in the United States, and the field of health care regulation and reimbursement is a rapidly evolving one. In July 2009, the Centers for Medicare and Medicaid Services (“CMS”) issued a final regulation that reduced Medicare payments to skilled nursing facilities by approximately 1.1% compared to the fiscal year ending September 30, 2009. The rate reduction was effective October 1, 2009. The decrease is the net effect of a 3.3% decrease intended to correct CMS forecasting errors that resulted when the current Resource Utilization Group (RUG) system went into effect in 2006, partially offset by a 2.2% inflation increase as measured by the SNF “market basket.” As discussed in our results of operations, this Medicare rate reduction has reduced our Medicare revenue and our Medicare rate per patient day.
CMS issued regulations that became effective October 1, 2009 that prohibit us from billing Medicare Part B for certain enteral nutrition, urological, ostomy and tracheostomy supplies. Beginning October 1, these services are now provided by third parties. We are still required to provide the labor for the delivery of service but no longer a supplier and not entitled to any compensation. These regulations will result in reductions of annual revenue and net income of approximately $1.3 million and $0.3 million, respectively.
CMS has announced that it expects to expand RUG categories to 66. In connection with this RUG category expansion, CMS is implementing MDS 3.0, a new patient assessment tool for the collection of clinical data to be used for classification into the RUG categories. At the present time, MDS 3.0 will be effective October 1, 2010 and the RUG category expansion is scheduled to be effective October 1, 2011. The date for the RUG category expansion may be accelerated though there can be no assurances that an acceleration will take place. Currently, we are unable to estimate the effect that the new RUG categories and the new assessment tool will have on our Medicare revenues.
As a result of current economic conditions, several states in which we operate face budget shortfalls, which could result in reductions in Medicaid funding for nursing facilities. The federal government made an effort to address the financial challenges state Medicaid programs are facing by increasing the amount of Medicaid funding available to states. On February 17, 2009, the “American Recovery and Reinvestment Act of 2009,” (“ARRA”) was enacted. Among other provisions, the ARRA provided $87 billion for a temporary period to assist states in maintaining and expanding Medicaid enrollment. Pressures on state budgets are expected to continue in the future and are expected to result in Medicaid rate reductions once the ARRA provisions that assist states in maintaining and expanding Medicaid end on December 31, 2010. We received annual Medicaid rate increases during the third quarter of 2009. These rate changes were the primary contributor to our 2.5% increase in average rate per day for Medicaid patients in 2010 but were accompanied by provider tax increases in certain states, which reduced the net effective Medicaid rate increase to approximately 1.8%.

We are unable to predict what, if any, reform proposals or reimbursement limitations will be implemented in the future, or the effect such changes would have on our operations. For the three months ended March 31, 2010, we derived 30.5% and 53.7% of our total patient and resident revenues related to continuing operations from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on our profitability.
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
Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of March 31, 2010, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

		Less than	1 to 3	3 to 5	After
Contractual Obligations	Total	1 year	Years	Years	5 Years
Long-term debt obligations (1)	$26,313	$1,685	$24,628	$—	$—
Series C Preferred Stock (2)	$5,090	$5,090	$—	$—	$—
Elimination of Preferred Stock Conversion feature (3)	$5,838	$687	$1,374	$1,374	$2,403
Operating leases	$593,379	$22,122	$45,830	$48,090	$477,337
Required capital expenditures under
mortgage loans and operating leases (4)	$22,975	$621	$853	$771	$20,730

Total	$653,595	$30,205	$72,685	$50,235	$500,470

(1)	Long-term debt obligations include scheduled future payments of principal and interest of long-term debt and amounts outstanding on our revolving line of credit.

(2)	Series C Preferred Stock includes quarterly dividend payments and redemption value at the preferred shareholder’s earliest redemption date.

(3)	Payments to Omega for the elimination of the preferred stock conversion feature in connection with restructuring the preferred stock and master lease agreements. Monthly payments of approximately $57,000 will be made through the end of the initial lease period that ends in September 2018.

(4)	Includes annual expenditure requirements for capital maintenance under mortgage loan covenants and annual capital expenditure requirements under operating leases.
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.5 times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change of control of the Company (as defined). The maximum contingent liability under these agreements is approximately $1.8 million as of March 31, 2010. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by us or the employee. In addition, upon the occurrence of any triggering event, those certain members of management may elect to require that we purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of our common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of our stock on March 31, 2010, the maximum contingent liability for the repurchase of the equity grants is approximately $0.6 million. No amounts have been accrued for this contingent liability.
Results of Operations
The results of operations presented have been reclassified to present the effects of certain divestitures discussed in the overview to “Managements discussion and analysis of financial condition and results of operations.”
The following tables present the unaudited interim statements of income and related data for the three month periods ended March 31, 2010 and 2009:

(in thousands)	Three Months Ended March 31,
	2010	2009	Change	%
PATIENT REVENUES, net	$70,152	$67,735	$2,417	3.6

EXPENSES:
Operating	55,402	53,337	2,065	3.9
Lease	5,602	5,368	234	4.4
Professional liability	1,414	2,905	(1,491)	(51.3)
General and administrative	4,702	4,453	249	5.6
Depreciation and amortization	1,416	1,320	96	7.3

Total expenses	68,536	67,383	1,153	1.7

OPERATING INCOME	1,616	352	1,264	359.1

OTHER INCOME (EXPENSE):
Foreign currency transaction loss	—	(85)	85	100.0
Other income	—	549	(549)	(100.0)
Interest income	2	75	(73)	(97.3)
Interest expense	(398)	(482)	84	17.4
Debt retirement costs	(127)	—	(127)	N/M

	(523)	57	(580)	(1,017.5)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,093	409	684	167.2
PROVISION FOR INCOME TAXES	(386)	(154)	232	150.6

NET INCOME FROM CONTINUING OPERATIONS	$707	$255	$452	177.3

	Three Months Ended
	March 31,
Percentage of Net Revenues	2010	2009
PATIENT REVENUES, net	100.0%	100.0%

EXPENSES:
Operating	79.0	78.7
Lease	8.0	7.9
Professional liability	2.0	4.3
General and administrative	6.7	6.6
Depreciation and amortization	2.0	2.0

Total expenses	97.7	99.5

OPERATING INCOME	2.3	0.5

OTHER INCOME (EXPENSE):
Foreign currency transaction loss	—	(0.1)
Other income	—	0.8
Interest income	—	0.1
Interest expense	(0.6)	(0.7)
Debt retirement costs	(0.2)	—

	(0.8)	0.1

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1.5	0.6
PROVISION FOR INCOME TAXES	(0.5)	(0.2)

NET INCOME FROM CONTINUING OPERATIONS	1.0%	0.4%

Three Months Ended March 31, 2010 Compared With Three Months Ended March 31, 2009
Patient Revenues
Patient revenues increased to $70.2 million in 2010 from $67.7 million in 2009, an increase of $2.5 million, or 3.6%. This increase is primarily due to higher patient census and increased Medicaid rates in certain states, partially offset by the effects of lower Medicare rates that resulted from a reduction effective October 1, 2009.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Three Months Ended
	March 31,
	2010	2009
Skilled nursing occupancy	77.5%	75.7%
Medicare census as percent of total	13.1%	13.7%
Managed care census as percent of total	1.6%	1.3%
Medicare revenues as percent of total	30.5%	32.3%
Medicaid revenues as percent of total	53.7%	53.0%
Managed care revenues as percent of total	3.2%	2.8%
Medicare average rate per day	$393.64	$398.98
Medicaid average rate per day	$145.25	$141.75
Managed care average rate per day	$383.15	$377.94

The Company’s average rate per day for Medicare Part A patients decreased 1.3% in 2010 compared to 2009 as a result of CMS reducing Medicare rates effective October 1, 2009. Our average rate per day for Medicaid patients increased 2.5% in 2010 compared to 2009 as a result of rate increases in certain states, partially funded by increased provider taxes, and increasing patient acuity levels. Taking higher provider taxes into consideration, the net increase in average rate per day for Medicaid patients was 1.8%.
Operating expense
Operating expense increased to $55.4 million in 2010 from $53.3 million in 2009, an increase of $2.1 million, or 3.9%. This increase is primarily attributable to cost increases related to wages and benefits and other costs discussed below. Operating expense increased to 79.0% of revenue in 2010, compared to 78.7% of revenue in 2009.
The largest component of operating expenses is wages, which increased to $33.7 million in 2010 from $32.2 million in 2009, an increase of $1.5 million, or 4.8%. Wages increased primarily as a result of labor costs associated with increases in census levels, competitive labor markets in most of the areas in which we operate and regular merit and inflationary raises for personnel (increase of approximately 2.0% for the period).
Employee health insurance costs were approximately $0.2 million higher in 2010 compared to 2009, an increase of 9.4%. The Company is self insured for the first $175,000 in claims per employee each year, and we experienced a higher level of costs during the 2010 period. Employee health insurance costs can vary significantly from year to year, and we evaluate the provisions of these plans annually. Effective January 1, 2010, we implemented changes to our health insurance plans to increase employee-paid premiums and deductibles, which is expected to reduce the level of cost increases borne by the Company.
Provider taxes increased approximately $0.2 million in 2010, primarily due to increases in tax rates and higher census in certain states in which we operate.
The above increases were offset by reductions in bad debt expense of approximately $0.2 million in 2010 and a reduction in workers compensation insurance expense of approximately $0.3 million in 2010. We had better collections experience in 2010, resulting in lower bad debt expense. The reduction in workers compensation insurance expense was due to better claims experience in 2010.
The remaining increases in operating expense are primarily due to the effects of the increase in patient census.
Lease expense
Lease expense increased to $5.6 million in 2010 from $5.4 million in 2009. The primary reason for the increase in lease expense was rent for the Brentwood Terrace replacement facility completed in August 2010.
Professional liability
Professional liability expense was $1.4 million in 2010 and $2.9 million in 2009, a decrease of $1.5 million. We were engaged in 35 professional liability lawsuits as of March 31, 2010, compared to 33 as of March 31, 2009. Our cash expenditures for professional liability costs were $1.2 million and $2.1 million for 2010 and 2009, respectively. Professional liability cash expenditures can fluctuate from year to year.

General and administrative expense
General and administrative expense was approximately $4.7 million in 2010 compared to $4.5 million in 2009, an increase of $0.2 million, or 5.6%. As a percentage of revenue, general and administrative expense increased to 6.7% in 2010 from 6.6% in 2009. The increase was primarily due to higher compensation costs as a result of new positions and wage increases. Effective January 1, 2009, we instituted a wage freeze for our corporate and regional management teams, with reduced wage increases for the balance of our employees. These policies have been extended in 2010 and will be reevaluated as business and economic conditions merit.
Depreciation and amortization
Depreciation and amortization expense was approximately $1.4 million in 2010 and $1.3 million in 2009. The increase in 2010 is primarily due to depreciation and amortization expenses related to capital expenditures for additions to property and equipment.
Foreign currency transaction loss
A foreign currency transaction loss of $85,000 was recorded in 2009 compared to no gain or loss 2010. Such losses result primarily from foreign currency translation of a note receivable from the sale of our Canadian operations in 2004. The balance due on this note was collected in June 2009.
Other income
Other income in 2009 of $549,000 is a non-cash gain that is the result of the settlement of pre-acquisition cost report obligations related to one of the homes we acquired in Texas in 2007. We had previously recorded a contingent liability related to cost report assessments and the other income results from the settlement of this liability with CMS for less than the amount accrued.
Interest expense
Interest expense decreased to $0.4 million in 2010 compared to $0.5 million in 2009. The reduction in expense is primarily due to principal payments made.
Income from continuing operations before income taxes; income from continuing operations per common share
As a result of the above, continuing operations reported income before income taxes of $1.1 million in 2010 compared to income of $0.4 million in 2009. The provision for income taxes was $0.4 million in 2010, an effective rate of 35.3%, compared to $0.2 million in 2009, an effective rate of 37.7%. The basic and diluted income per common share from continuing operations were both $0.11 in 2010 as compared to a basic and diluted income per common share from continuing operations of $0.03 in 2009.
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
Net cash provided by operating activities of continuing operations totaled $3.3 million and $2.8 million in 2010 and 2009, respectively. Operating activities of discontinued operations provided cash of $0.7 million and $0.4 million in 2010 and 2009, respectively.
Investing activities of continuing operations used cash of $0.6 million and $2.8 million in 2010 and 2009, respectively. These amounts primarily represent cash used for purchases of property, plant and equipment. We have used between $6.6 million and $9.7 million for capital expenditures of continuing operations in each of the three calendar years ended December 31, 2009. The $1.3 million in “payment for construction in progress – leased facility” in 2009, relates to the replacement facility that was constructed in Texas with lease financing. During the third quarter 2009, the facility was completed and the sale and leaseback of the Brentwood Terrace facility was deemed to have occurred.
Financing activities of continuing operations used cash of $1.2 million in 2010 and provided cash of $0.6 million in 2009. Net cash used in 2010 primarily resulted from payment and refinancing of existing debt obligations of $3.8 million and paying $0.4 million in financing costs in connection with the new revolving credit facility under which we borrowed $3.5 million. Cash used in 2009 primarily resulted from payment of existing debt obligations of $0.6 million. The $1.3 million in “construction allowance receipts – leased facility” in 2009 relates to the replacement facility that was constructed in Texas with lease financing. During the third quarter 2009, the facility was completed and the sale and leaseback of the Brentwood Terrace facility was deemed to have occurred.
Dividends
On April 30, 2010, the Board of Directors declared a quarterly dividend on common shares of $0.055 per share. We first began paying a quarterly common dividend in August 2009. While the Board of Directors intends to pay quarterly dividends, the Board will make the determination of the amount of future cash dividends, if any, to be declared and paid based on, among other things, the Company’s financial condition, funds from operations, the level of its capital expenditures and its future business prospects and opportunities.
Preferred Stock
We currently have 5,000 shares of outstanding Series C Preferred Stock that has a stated value of approximately $4.9 million which pays an annual dividend rate of 7% of its stated value. Dividends on the Series C Preferred Stock are paid quarterly in cash. The Series C Preferred Stock was issued to Omega in 2006 and is not convertible, but is redeemable at its stated value at Omega’s option after September 30, 2010, and since September 30, 2007, is redeemable at its stated value at our option, subject to certain limitations. We have not been notified by Omega that it intends to request redemption of the Series C Preferred Stock. We believe we have adequate resources to redeem the Series C Preferred Stock if requested.
Professional Liability
We have numerous pending liability claims, disputes and legal actions for professional liability and other related issues. For several years, due to our past claim experience and increasing cost of claims throughout the long-term care industry, the premiums paid by us for professional liability and other liability insurance exceeded the coverage purchased so that it cost more than $1 to purchase $1 of insurance coverage. For this reason, effective March 9, 2001, we purchased professional liability insurance coverage for our facilities that, based on historical claims experience, was substantially less than the amount required to satisfy claims that were incurred. As a result, we have been effectively self-insured. We have essentially exhausted all general and professional liability insurance available for claims first asserted prior to March 10, 2009. For claims made during the period from March 10,

2009 through May 31, 2011, we maintain insurance coverage limits of $250,000 per medical incident and total annual aggregate policy coverage limits of $750,000.
As of March 31, 2010, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred but unreported claims of $18.7 million. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
Capital Resources
As of March 31, 2010, we had $24.5 million of outstanding borrowings, including $0.6 million classified as a current component of long-term debt. The $24.5 million is comprised of $21.0 million owed on our mortgage loan and $3.5 million owed on our revolving line of credit discussed below. The mortgage loan and the revolving line of credit carry interest rates of LIBOR plus 3.75% and LIBOR (subject to a floor of 3.0%) plus 3.5%, respectively. At March 31, 2010, these rates were approximately 3.98% and 6.5%, respectively.
On March 17, 2010, we entered into an agreement with a bank for a $15 million revolving credit facility, replacing our previous bank revolving credit facility which was to expire in August 2010. In addition to replacing the existing revolving credit facility, we used $3.2 million in proceeds from the facility to retire our existing bank term loan. The new revolver has a term of three years (expiring March 2013) and bears interest at our option of LIBOR (subject to a floor of 3.0%) plus 3.5% or the bank’s prime lending rate. In connection with the transaction, we recorded debt retirement costs of $0.1 million during 2010. These costs relate to the write off of deferred financing costs of the term loan that was retired with proceeds of the revolver. In connection with the new revolving credit facility financing, we recorded deferred loan costs of $0.4 million and paid $0.2 million of these at closing with proceeds from the facility.
The revolver is secured by accounts receivable and there are limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions. As of March 31, 2010, we had $3.5 million in borrowings outstanding under the revolving credit facility. Annual fees for letters of credit issued under this revolver are 3.00% of the amount outstanding. We have a letter of credit of $5.4 million to serve as a security deposit for our leases. Considering the balance of eligible accounts receivable at March 31, 2010, the letter of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $15 million, the balance available for revolving credit loans as of March 31, 2010 is $6.1 million. Eligible accounts receivable are calculated as defined and consider 80% of certain net receivables while excluding receivables from private pay patients, those pending approval by Medicaid and receivables greater than 90 days.
Our debt agreements contain various financial covenants, the most restrictive of which relate to cash flow, census and debt service coverage ratios. We are in compliance with all such covenants at March 31, 2010. Our calculated compliance with financial covenants is presented below:

		Level at
	Requirement	March 31, 2010
Minimum fixed charge coverage ratio	≥1.05:1.00	1.29
Debt service coverage ratio (mortgaged facilities)	≥1.30:1.00	3.68
Facility Renovations
During 2005, we began an initiative to complete strategic renovations of certain facilities to improve occupancy, quality of care and profitability. We developed a plan to begin with those facilities with the greatest potential for benefit, and began the renovation program during the third quarter of 2005. As of March 31, 2010, we have completed renovations at thirteen facilities and have two additional projects in progress that we expect to complete in the first half of 2010. We are developing plans for additional renovation projects.
A total of $20.3 million has been spent on these renovation programs to date, with $13.2 million financed through Omega, $6.0 million financed with internally generated cash, and $1.1 million financed with long-term debt.
For the thirteen facilities with renovations completed as of or during the first quarter 2010 compared to the last twelve months prior to the commencement of renovation, average occupancy increased from 69.2% to 75.8% and Medicare average daily census increased from a total of 146 to 161 in the first quarter of 2010.
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
Accounts receivable attributable to patient services of continuing operations totaled $25.1 million at March 31, 2010 compared to $23.8 million at December 31, 2009, representing approximately 32 and 31 days revenue in accounts receivable, respectively.
The allowance for bad debt was $2.7 million and $2.6 million at March 31, 2010 and December 31, 2009, respectively. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.
Inflation
We do not believe that our operations have been materially affected by inflation for the three most recent years; however, beginning in the second half of 2008, the cost of food and utilities at our nursing facilities increased at a higher than expected rate. While these increases have moderated in 2009 and 2010, we are unsure whether this rate of increase will return in future periods. We expect salary and wage increases for our skilled health care providers to continue to be higher than average salary and wage increases, as is common in the health care industry.
Off-Balance Sheet Arrangements
We had letters of credit outstanding of approximately $5.4 million as of March 31, 2010, which serves as a security deposit for our facility leases. The letters of credit were issued under our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility.
Forward-Looking Statements
The foregoing discussion and analysis provides information deemed by management to be relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009. Certain statements made by or on behalf of us, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those contemplated by the forward-looking statements made herein. In addition to any assumptions and other factors referred to specifically in connection with such statements, other factors, many of which are beyond our ability to control or predict, could cause our actual results to differ materially from the results expressed or implied in any forward-looking statements including, but not limited to, our ability to arrange appropriate financing and successfully construct and operate the replacement facility in West Virginia, our ability to increase census at our renovated facilities, changes in governmental reimbursement, government regulation, the impact of the recently adopted federal health care reform or any future health care reform, any increases in the cost of borrowing under our credit agreements, our ability to comply with covenants contained in those credit agreements, the outcome of professional liability lawsuits and claims, our ability to control ultimate professional liability costs, the accuracy of our estimate of our anticipated professional liability expense, the impact of future licensing surveys, the outcome of regulatory proceedings alleging violations of laws and regulations governing quality of care or violations of other laws and regulations applicable to our business, our ability to control costs, changes to our valuation of deferred tax assets, changes in occupancy rates in our facilities, changing economic and competitive conditions, changes in anticipated revenue and cost growth, changes in the anticipated results of operations, the effect of changes in accounting policies as well as others. Investors also should refer to the risks identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as risks identified in Part II. “Item 1A. Risk Factors” below for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the Company’s business plans and prospects. Such cautionary statements identify important factors that could cause our actual results to materially differ from those projected in forward-looking statements. In addition, we disclaim any intent or obligation to update these forward-looking statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of March 31, 2010, we had outstanding borrowings of approximately $24.5 million, all of which are at variable rates of interest. In the event that interest rates were to change 1%, the impact on future pre-tax cash flows would be approximately $0.2 million annually, representing the impact of increased or decreased interest expense on variable rate debt. In March 2010, we entered into an agreement with a bank for a $15 million revolving credit facility, replacing our previous bank revolving credit facility which was to expire in August 2010. The revolver bears interest at our option of LIBOR (subject to a floor of 3.0%) plus 3.5% or the bank’s prime lending rate. As a result of changes in banking industry business practices since we entered into our previous credit facility in 2007, the revolving credit facility has a higher interest rate than the previous credit facility.
ITEM 4.CONTROLS AND PROCEDURES
Advocat, with the participation of our principal executive and financial officers has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2010. Based on this evaluation, the principal executive and financial officers have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that has occurred during our fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of March 31, 2010, we are engaged in 35 professional liability lawsuits. Five lawsuits are currently scheduled for trial during the next nine months, and it is expected that additional cases will be set for trial. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
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
ITEM 1A.RISK FACTORS
Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward-Looking Statements,” in Part I — Item 2 of this Form 10-Q and in “Risk Factors” in Part I — Item 1A of our Report on Form 10-K for the fiscal year ended December 31, 2009. As a result of the recent Federal health care reforms, we have revised the following risk factor, previously disclosed in our Report on Form 10-K.
Healthcare reform legislation could adversely affect our revenue and financial condition.
In recent years, there have been initiatives on the federal and state levels for comprehensive reforms affecting the availability, payment and reimbursement of healthcare services in the United States. In March 2010 significant legislation concerning health care and health insurance was passed which will significantly change the future of health care in the United States. If the reforms are phased in over the next ten years as currently enacted, they may significantly increase our costs to provide employee health insurance and have an adverse effect on our financial condition and results of operations. It is also expected that this new legislation will impact our operations and reimbursement from Federal programs such as Medicare and Medicaid as well as private insurance. The ultimate timing of the implementation of this new healthcare reform legislation or any subsequent legislation, and its impact on us, is impossible to predict.
ITEM 6. EXHIBITS
The exhibits filed as part of this report on Form 10-Q are listed in the Exhibit Index immediately following the signature page.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVOCAT INC.
May 5, 2010	By:	/s/ William R. Council, III
William R. Council, III
President and Chief Executive Officer, Principal Executive Officer and An Officer Duly Authorized to Sign on Behalf of the Registrant

	By:	/s/ L. Glynn Riddle, Jr.
L. Glynn Riddle, Jr.
Executive Vice President and Chief Financial Officer, Secretary, Principal Accounting Officer and An Officer Duly Authorized to Sign on Behalf of the Registrant

Exhibit
Number	Description of Exhibits

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-76150 on Form S-1).

3.2	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.5 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 33-76150 on Form S-1).

3.4	Bylaw Amendment adopted November 5, 2007 (incorporated by reference to Exhibit 3.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2007).

3.5	Amendment to Certificate of Incorporation dated March 23, 1995 (incorporated by reference to Exhibit A of Exhibit 1 to the Company’s Form 8-A filed March 30, 1995).

3.6	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.4 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company’s Registration Statement No. 33-76150 on Form S-1).

4.2	Amended and Restated Rights Agreement dated as of December 7, 1998 (incorporated by reference to Exhibit 1 to Form 8-A/A filed December 7, 1998).

4.3	Amendment No. 1 to the Amended and Restated Rights Agreement dated March 19, 2005, by and between Advocat, Inc. and SunTrust Bank, as Rights Agent, (incorporated by reference to Exhibit 2 to Form 8-A/A filed March 24, 2005).

4.4	Second Amendment to Amended and Restated Rights Agreement, dated as of August 15, 2008, between Advocat, Inc. and Computershare Trust Company, N.A., a federally chartered trust company, as successor to SunTrust Bank, (incorporated by reference to the Company’s Registration Statement on Form 8-A/A filed on August 19, 2008).

4.5	Third Amendment to Amended and Restated Rights Agreement, dated as of August 14, 2009, between Advocat, Inc. and Computershare Trust Company, N.A., a federally chartered trust company, as successor to SunTrust Bank, (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A/A filed on August 14, 2009).

*10.1	Employment Agreement effective April 5, 2010, by and among Advocat Inc., a Delaware corporation, and Kelly Gill.

10.2	Second Amendment to Master Lease Dated March 2, 2010 between the registrant and OHI Asset (FL), LLC, an affiliate of Omega Healthcare Investors.

10.3	$15 million revolving credit facility dated March 17, 2010 between the registrant and The Privatebank and Trust Company.

10.4	Termination of Lease and Subleases dated April 1, 2010 between the registrant and

Exhibit
Number	Description of Exhibits

Omega Health Investors, Inc. and certain affiliates.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

*	Indicates management contract or compensatory plan or arrangement.