Form 10-Q
period 2010-06-30
ADVOCAT INC
filed 2010-08-09
CIK 919956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
CHECK ONE:

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
5,742,074
(Outstanding shares of the issuer’s common stock as of July 30, 2010)

Part I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
ADVOCAT INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$12,904	$8,609
Receivables, less allowance for doubtful accounts of $2,726 and $2,566, respectively	22,145	21,559
Other receivables	817	1,406
Prepaid expenses and other current assets	2,946	2,498
Deferred income taxes	4,694	4,792
Current assets of discontinued operations	792	2,870

Total current assets	44,298	41,734

PROPERTY AND EQUIPMENT, at cost	75,571	76,270
Less accumulated depreciation	(40,339)	(40,461)
Discontinued operations, net	1,455	1,553

Property and equipment, net	36,687	37,362

OTHER ASSETS:
Deferred income taxes	13,853	13,804
Deferred financing and other costs, net	891	639
Other assets	1,812	1,963
Acquired leasehold interest, net	9,572	9,764

Total other assets	26,128	26,170

	$107,113	$105,266

The accompanying notes are an integral part of these interim consolidated financial statements.
(Continued)

ADVOCAT INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(continued)

	June 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt	$633	$2,278
Trade accounts payable	5,423	4,537
Accrued expenses:
Payroll and employee benefits	11,310	9,314
Current portion of self-insurance reserves	7,578	7,860
Other current liabilities	3,737	4,171
Current liabilities of discontinued operations	—	1,240

Total current liabilities	28,681	29,400

NONCURRENT LIABILITIES:
Long-term debt, less current portion	23,697	22,551
Self-insurance reserves, less current portion	12,095	12,235
Other noncurrent liabilities	16,304	15,195

Total noncurrent liabilities	52,096	49,981

COMMITMENTS AND CONTINGENCIES

SERIES C REDEEMABLE PREFERRED STOCK
$.10 par value, 5,000 shares authorized, issued and outstanding, stated value of $4,918 including premium of $425 and $1,274, respectively	5,343	6,192

SHAREHOLDERS’ EQUITY:
Series A preferred stock, authorized 200,000 shares, $.10 par value, none issued and outstanding	—	—
Common stock, authorized 20,000,000 shares, $.01 par value, 5,974,000 and 5,949,000 shares issued, and 5,742,000 and 5,717,000 shares outstanding, respectively	60	59
Treasury stock at cost, 232,000 shares of common stock	(2,500)	(2,500)
Paid-in capital	17,839	17,647
Retained earnings	5,594	4,487

Total shareholders’ equity	20,993	19,693

	$107,113	$105,266

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts, unaudited)

	Three Months Ended June 30,
	2010	2009
PATIENT REVENUES, net	$71,492	$69,305

EXPENSES:
Operating	56,388	54,068
Lease	5,636	5,377
Professional liability	997	2,670
General and administrative	5,063	4,678
Depreciation and amortization	1,432	1,351

Total expenses	69,516	68,144

OPERATING INCOME	1,976	1,161

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	—	276
Interest income	—	79
Interest expense	(415)	(485)

	(415)	(130)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,561	1,031
PROVISION FOR INCOME TAXES	(574)	(387)

NET INCOME FROM CONTINUING OPERATIONS	987	644

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Operating income (loss), net of taxes of $(5) and $182, respectively	(10)	286

DISCONTINUED OPERATIONS	(10)	286

NET INCOME	977	930
PREFERRED STOCK DIVIDENDS	(86)	(86)

NET INCOME FOR COMMON STOCK	$891	$844

NET INCOME PER COMMON SHARE:
Per common share — basic
Continuing operations	$0.16	$0.10
Discontinued operations	—	0.05

	$0.16	$0.15

Per common share — diluted
Continuing operations	$0.15	$0.10
Discontinued operations	—	0.05

	$0.15	$0.15

COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.055	$0.05

WEIGHTED AVERAGE COMMON SHARES:
Basic	5,726	5,676

Diluted	5,874	5,746

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts, unaudited)

	Six Months Ended June 30,
	2010	2009
PATIENT REVENUES, net	$141,644	$137,040

EXPENSES:
Operating	111,790	107,405
Lease	11,238	10,745
Professional liability	2,411	5,575
General and administrative	9,765	9,131
Depreciation and amortization	2,848	2,671

Total expenses	138,052	135,527

OPERATING INCOME	3,592	1,513

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	—	191
Other income	—	549
Interest income	—	154
Interest expense	(811)	(967)
Debt retirement costs	(127)	—

	(938)	(73)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,654	1,440
PROVISION FOR INCOME TAXES	(960)	(541)

NET INCOME FROM CONTINUING OPERATIONS	1,694	899

NET INCOME FROM DISCONTINUED OPERATIONS:
Operating income, net of taxes of $201 and $251, respectively	368	394
Loss on disposal, net of taxes of $(96) and $0, respectively	(177)	—

DISCONTINUED OPERATIONS	191	394

NET INCOME	1,885	1,293
PREFERRED STOCK DIVIDENDS	(172)	(172)

NET INCOME FOR COMMON STOCK	$1,713	$1,121

NET INCOME PER COMMON SHARE:
Per common share — basic
Continuing operations	$0.27	$0.13
Discontinued operations	0.03	0.07

	$0.30	$0.20

Per common share — diluted
Continuing operations	$0.26	$0.13
Discontinued operations	0.03	0.07

	$0.29	$0.20

COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.105	$0.10

WEIGHTED AVERAGE COMMON SHARES:
Basic	5,722	5,674

Diluted	5,894	5,738

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,885	$1,293
Discontinued operations	191	394

Net income from continuing operations	1,694	899
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,848	2,671
Provision for doubtful accounts	940	1,274
Deferred income tax provision (benefit)	64	(411)
Provision for (benefit from) self-insured professional liability, net of cash payments	(193)	2,558
Stock based compensation	333	394
Amortization of deferred balances	121	190
Provision for leases in excess of cash payments	447	688
Non-cash gain on settlement of contingent liability	—	(549)
Payment from lessor for leasehold improvement	120	—
Foreign currency transaction gain	—	(191)
Debt retirement costs	127	—
Non-cash interest income	—	(41)
Changes in other assets and liabilities affecting operating activities:
Receivables, net	(937)	(2,956)
Prepaid expenses and other assets	(412)	85
Trade accounts payable and accrued expenses	2,094	1,195

Net cash provided by continuing operations	7,246	5,806
Discontinued operations	1,093	1,220

Net cash provided by operating activities	8,339	7,026

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,079)	(3,260)
Payment for construction in progress — leased facility	—	(2,953)
Notes receivable collection	—	4,184

Net cash used by continuing operations	(2,079)	(2,029)
Discontinued operations	(45)	(136)

Net cash used by investing activities	(2,124)	(2,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(3,962)	(2,951)
Proceeds from issuance of debt	3,463	—
Financing costs	(426)	(12)
Construction allowance receipts — leased facility	—	2,953
Exercise of stock options	(46)	2
Proceeds from issuance of restricted share units	57	76
Payment of common stock dividends	(572)	—
Payment of preferred stock dividends	(172)	(172)
Payment for preferred stock restructuring	(262)	(254)

Net cash used by financing activities	(1,920)	(358)

(Continued)

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)
(continued)

	Six Months Ended June 30,
	2010	2009
NET INCREASE IN CASH AND CASH EQUIVALENTS	$4,295	$4,503

CASH AND CASH EQUIVALENTS, beginning of period	8,609	7,598

CASH AND CASH EQUIVALENTS, end of period	$12,904	$12,101

SUPPLEMENTAL INFORMATION:
Cash payments of interest, net of amounts capitalized	$642	$799

Cash payments of income taxes	$662	$182

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009
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
As of June 30, 2010, the Company’s continuing operations consist of 46 nursing centers with 5,364 licensed nursing beds. The Company owns 9 and leases 37 of its nursing centers. The Company’s continuing operations include centers in Alabama, Arkansas, Florida, Kentucky, Ohio, Tennessee, Texas and West Virginia.
2. BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The interim consolidated financial statements for the three and six month periods ended June 30, 2010 and 2009, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the Company’s financial position at June 30, 2010 and the results of operations and cash flows for the three and six month periods ended June 30, 2010 and 2009. The Company’s consolidated balance sheet at December 31, 2009 was derived from its audited consolidated financial statements as of December 31, 2009. Certain amounts in the Company’s 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation.
The results of operations for the three and six month periods ended June 30, 2010 and 2009 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
3. REVOLVING CREDIT AGREEMENT
On March 17, 2010, the Company entered into an agreement with a bank for a new $15 million revolving credit facility (the “revolver”), replacing its previous bank revolving credit facility which was to expire in August 2010. In addition to replacing the existing revolving credit facility, the Company used $3.5 million in proceeds from the facility to retire its existing bank term loan and pay certain transaction costs. The revolver has a term of three years (expiring March 2013) and bears interest at the Company’s option of LIBOR (subject to a floor of 3.0%) plus 3.5% or the bank’s prime lending rate. In connection with the transaction, the Company recorded debt retirement costs of $127,000. These costs relate to the write off of deferred financing costs of the term loan that was retired with proceeds of the new revolver. In connection with the new revolving credit facility financing, the Company recorded total deferred loan costs of $424,000 of which $218,000 were paid at closing with proceeds from the new facility.

The revolver is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions. As of June 30, 2010, the Company has $3,463,000 in borrowings outstanding under the revolving credit facility. Annual fees for letters of credit issued under this revolver are 3.00% of the amount outstanding. The Company has a letter of credit of $5,412,000 to serve as a security deposit for the Company’s leases. Considering the balance of eligible accounts receivable at June 30, 2010, the letter of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $15,000,000, the balance available for borrowing under the revolving credit facility as of June 30, 2010 is $6,125,000.
The Company’s lending agreements contain various financial covenants, the most restrictive of which relate to cash flow, census and debt service coverage ratios. We are in compliance with all such covenants at June 30, 2010.
4. INSURANCE MATTERS
Professional Liability and Other Liability Insurance-
For claims made prior to July 1, 2001, the Company has purchased professional liability insurance coverage for its nursing centers that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. As a result, the Company is effectively self-insured.
The Company has exhausted all general and professional liability insurance available for claims asserted prior to March 10, 2009. For claims made during the period from March 10, 2009 through May 31, 2010, the Company maintained a single insurance policy for all nursing centers with coverage limits of $250,000 per medical incident and total annual aggregate policy limits of $750,000. As of June 30, 2010, payments made by the insurance provider for the period from March 10, 2009 through June 30, 2010 have reduced the remaining aggregate coverage amount in the policy period, but coverage has not been exhausted.
The Company has a policy providing the same coverage for claims made during the period from June 1, 2010 until May 31, 2011. This policy provides the only insurance coverage available for claims made during this period against 26 of the Company’s nursing centers. Additionally, effective July 1, 2010, the Company entered into a new professional liability insurance policy covering its 20 nursing centers in Texas, Alabama and Florida. The new policy provides traditional indemnity insurance with coverage limits of $1,000,000 per medical incident, subject to a deductible of $495,000 per claim, with a total annual aggregate policy limit of $15,000,000 and a sublimit per facility of $3,000,000. The new policy covers incidents occurring after June 30, 2010 which result in claims reported before June 30, 2011.
It is not expected that this new policy will substantially change the Company’s quarterly accrual for professional liability expense. Historically, most of the Company’s professional liability claims settle for amounts less than the deductible amount in the new policy, and a majority of claims have been asserted against nursing centers in states other than Texas, Alabama and Florida.
Reserve for Estimated Self-Insured Professional Liability Claims-
Because the Company anticipates that its actual liability for existing and anticipated claims will exceed the Company’s professional liability insurance coverage, the Company has recorded total liabilities for professional liability and other claims of $18,231,000 as of June 30, 2010. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis. Amounts are added to the accrual for estimates of anticipated liability for claims incurred during each period, and amounts are deducted from the accrual for settlements paid on existing claims during each period.
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
Prior to 2010, the Company obtained quarterly third-party actuarial analyses to evaluate the liability for self insured risk. Beginning in the first quarter of 2010, the Company changed the frequency of these reviews from quarterly to semi-annually. The Company conducted an actuarial review in the second quarter and will conduct future actuarial reviews in the fourth quarter of this year and in the second and fourth quarters of future years. The Company believes that, absent unanticipated events, it normally takes substantially longer than three months for significant trends to develop with respect to the Company’s overall exposure for professional liability claims. Professional liability cases have a long cycle from the date of an incident to the date a case is resolved, and the Company believes that a semi-annual evaluation is appropriate. The Company does not expect the change from quarterly to semi-annual actuarial evaluations to materially impact the quarterly or annual financial statements.
The following summarizes the Company’s accrual for professional liability and other claims for each policy year as of the end of the period:

	Accrual at
	June 30,	December 31,
	2010	2009
Policy Year End:
May 31, 2011	$459,000	$—
May 31, 2010	9,039,000	3,763,000
March 9, 2009	5,393,000	8,713,000
March 9, 2008	2,320,000	4,377,000
March 9, 2007	436,000	1,060,000
March 9, 2006 and earlier	584,000	589,000

	$18,231,000	$18,502,000

The Company’s cash expenditures for self-insured professional liability costs from continuing operations were $2,247,000 and $2,706,000 for the six months ended June 30, 2010 and 2009, respectively.

Other Insurance-
With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. The Company is completely self-insured for workers’ compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. From June 30, 2003 until June 30, 2007, the Company’s workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. For the period from July 1, 2008 through June 30, 2011, the Company is covered by a prefunded deductible policy. Under this policy, the Company is self insured for the first $500,000 per claim, subject to an aggregate maximum of $3,000,000. The Company funds a loss fund account with the insurer to pay for claims below the deductible. The Company accounts for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred. The net liability recorded by the Company for workers’ compensation obligations is $56,000 as of June 30, 2010.
As of June 30, 2010, the Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $175,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $1,387,000 at June 30, 2010. The differences between actual settlements and reserves are included in expense in the period finalized.
5. STOCK-BASED COMPENSATION
The Company’s Board of Directors adopted and the shareholders approved at the Annual Meeting in June 2010 the 2010 Long-Term Incentive Plan (“the 2010 Plan”). The 2010 Plan allows the Company to issue stock appreciation rights, stock options and other share and cash based awards. Under the 2010 Plan, 380,000 shares of the Company’s common stock have been reserved for issuance upon exercise of equity awards granted under the 2010 Plan.
During 2010, the Compensation Committee of the Board of Directors approved total grants of 153,400 Stock Only Stock Appreciation Rights (“SOSARs”) at the market price of the Company’s common stock on the dates the SOSARs were granted which resulted in a weighted average exercise price of $5.62. The SOSARs will vest one-third on the first, second and third anniversaries of the grant date. The Company estimated the total recognized and unrecognized compensation using the Black-Scholes-Merton (“BSM”) option valuation model.
Several of the Company’s officers have elected to use a percentage of their annual bonus to purchase shares of the Company’s common stock pursuant to the Advocat Inc. 2008 Stock Purchase Plan for Key Personnel (“Stock Purchase Plan”). The Stock Purchase Plan allows eligible employees to use a designated portion of their salary or bonus to purchase shares of stock at a 15% discount from the market price. In March 2010, the Company issued a total of 12,209 Restricted Share Units (“RSUs”) to eighteen employees in lieu of paying a total of $64,000 in cash pursuant to the Company’s incentive plans. Unrestricted shares of common stock will be issued in exchange for the RSUs in March 2012, subject to the conditions of the Stock Purchase Plan.
Stock based compensation expense is non-cash and is included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. The Company recorded total stock-based compensation expense of $333,000 and $394,000 in the six month periods ended June 30, 2010 and 2009, respectively.

6. DISCONTINUED OPERATIONS
Effective March 31, 2010, the Company terminated operations of four nursing centers in Florida under a lease that, as amended, would have expired in August 2010. The operating margins of the four facilities subject to this lease did not meet the Company’s long-term goals. These four homes contributed revenues of $6,835,000 and $12,127,000 and net income of $166,000 and $265,000 during the six months ended June 30, 2010 and 2009, respectively. Effective March 31, 2010, the Company transitioned operations at these leased facilities to a new operator and has reclassified the operations of these facilities as discontinued operations for all periods presented in the accompanying interim consolidated financial statements. The $177,000 net loss on lease termination primarily relates to severance, legal and other costs incurred to facilitate the transition as well as the transfer of inventory. While the results of discontinued operations reflect the direct expense related to the Florida regional office which has been closed, they do not reflect any allocation of corporate general and administrative expense or any allocation of corporate interest expense.
The assets and liabilities of these discontinued facilities have been reclassified and are segregated in the interim consolidated balance sheets as assets and liabilities of discontinued operations. The current asset amounts are primarily composed of net accounts receivable and cost report settlement amounts of $792,000 and $2,822,000 as of June 30, 2010 and December 31, 2009, respectively and the current liabilities are primarily composed of accrued payroll and employee benefits of $863,000 at December 31, 2009. The Company will collect the balance of the receivables and cost report settlements in the ordinary course of business, and paid the accrued payroll and trade payables during the second quarter of 2010. The Company did not transfer the accounts receivable or liabilities to the new lessee. In addition, the property, equipment and related accumulated depreciation of these discontinued facilities have been reclassified, resulting in a net reclassification of fixed assets of $98,000 at December 31, 2009.
The Centers for Medicare and Medicaid Services (“CMS”) issued regulations that became effective October 1, 2009 that prohibit the Company from billing Medicare Part B for certain enteral nutrition, urological, ostomy and tracheostomy supplies. Beginning October 1, 2009 these services are now provided by third parties. The Company is still required to provide the labor for the delivery of services but is no longer a supplier and is not entitled to any compensation for providing such labor. These services produced revenues of $642,000 and net income of $135,000 during the six months ended June 30, 2009. The related revenue and cost of goods sold for providing these services have been reclassified as discontinued operations in the accompanying interim consolidated financial statements.
The Company owns real estate related to a North Carolina assisted living facility it closed in April 2006. The net assets of discontinued operations presented on the interim consolidated balance sheet include the real estate related to this assisted living facility. The Company is continuing its efforts to sell this land.

7. EARNINGS PER COMMON SHARE
Information with respect to basic and diluted net income per common share is presented below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income per common share:
Per common share – basic
Income from continuing operations	$0.16	$0.10	$0.27	$0.13
Income (loss) from discontinued operations
Operating income, net of taxes	—	0.05	0.06	0.07
Loss on disposal, net of taxes	—	—	(0.03)	—

Discontinued operations, net of taxes	—	0.05	0.03	0.07

Net income	$0.16	$0.15	$0.30	$0.20

Per common share – diluted
Income from continuing operations	$0.15	$0.10	$0.26	$0.13
Income (loss) from discontinued operations
Operating income (loss), net of taxes	—	0.05	0.06	0.07
Loss on disposal, net of taxes	—	—	(0.03)	—

Discontinued operations, net of taxes	—	0.05	0.03	0.07

Net income	$0.15	$0.15	$0.29	$0.20

The effects of 368,000 and 566,000 weighted average SOSARs and options outstanding were excluded from the computation of diluted earnings per common share in 2010 and 2009, respectively, because these securities would have been anti-dilutive.
8. CHANGES IN COMPANY EXECUTIVES
Effective April 5, 2010, the Company entered into an initial employment agreement (the “Agreement”) with Kelly Gill, the Company’s Chief Operating Officer. The Agreement has a one year term and is automatically extended for additional one year periods, unless either party gives notice thirty days in advance. The agreement provides an initial base salary of $300,000 and an initial annual bonus target equal to up to 50% of his base salary. As part of joining the Company Mr. Gill received a signing bonus of $75,000 and a grant of 35,000 SOSARS.
The Agreement may be terminated by the Company without cause at any time and by Mr. Gill as a result of “constructive discharge” or a “change in control” (as defined). In the event of a separation from the Company without cause, a constructive discharge, a change in control or upon the Company giving notice of its intent not to renew his employment agreement, Mr. Gill is entitled to receive a lump sum severance payment equal to 12 months of his monthly base salary. In addition, the benefits and perquisites in effect at the date of termination of employment will be continued for eighteen months and Mr. Gill may elect to require the Company to repurchase in-the-money equity grants under the Company’s stock option plans for a purchase price equal to the difference between the fair market value of the common stock at the date of termination and the stated option exercise price.
Effective May 24, 2010, Ray Tyler, Senior Vice President of Nursing Home Operations, resigned his position to assume the role of chief operating officer with a privately owned nursing home operator in another state. Mr. Tyler joined the Company as Vice President of Operations in 2001, and served as Chief Operating Officer from 2003 until March 2009. The Company recorded approximately $356,000 in severance and other expenses in the second quarter of 2010 related to Mr. Tyler’s departure in accordance with his employment agreement.

9. SUBSEQUENT EVENT – ROSE TERRACE LEASE AGREEMENT
On July 14, 2010 the Company entered into an agreement with a real estate developer to construct, furnish, and equip a 90 bed skilled nursing center in Milton, West Virginia which the Company will lease upon completion. The facility will utilize a Certificate of Need the Company obtained in the June 2009 acquisition of certain assets of a skilled nursing center in Milton, West Virginia. The initial lease term is 20 years from the date the facility is completed and fit for occupancy as a skilled nursing center. The Company has the option to renew the lease for two additional five-year periods. The lease is conditioned upon the Company obtaining the approval of the West Virginia Health Care Authority and the developer obtaining a commitment for a loan to finance the facility’s construction cost. The agreement also provides the Company the right to purchase the facility beginning on the twelfth month of the initial term of the lease and ending after the sixtieth month of the Lease for a purchase price ranging from 110% to 120% of the total project cost.

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
As of June 30, 2010, our continuing operations consist of 46 nursing centers with 5,364 licensed nursing beds. We own 9 and lease 37 of our nursing centers included in continuing operations.
Divestitures. Effective March 31, 2010, we terminated operations of four nursing centers in Florida under a lease that, as amended, would have expired in August 2010. We have reclassified the operations of these facilities as discontinued operations in the accompanying interim consolidated financial statements for all periods presented. The $0.2 million net loss on lease termination primarily relates to severance, legal and other costs incurred to facilitate the transition as well as the transfer of working capital.
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
Critical Accounting Policies and Judgments
A “critical accounting policy” is one which is both important to the understanding of our financial condition and results of operations and requires management’s most difficult, subjective or complex judgments often involving estimates of the effect of matters that are inherently uncertain. Actual results could differ from those estimates and cause our reported net income to vary significantly from period to period. Our critical accounting policies are more fully described in our 2009 Annual Report on Form 10-K.
In the first quarter of 2010 we updated our critical accounting policies and judgments with respect to our professional liability accrual. We evaluate the adequacy of our professional liability accrual estimate for a full year and record the applicable portion of the total accrual each period. The accrual estimate is updated semi-annually. We became self insured for professional and general liability costs in 2001, and since that time we have engaged Willis to complete quarterly actuary analyses to evaluate the liability for self insured risk. Beginning in the first quarter of 2010, we changed the frequency of these reviews from quarterly to semi-annually. We conducted an actuarial review in the second quarter of this year and will conduct reviews in the fourth quarter of this year and in the second and fourth quarter of future years. We made this change as a result of determining that, absent unanticipated events, it normally takes substantially longer than three months for significant trends to develop with respect to the Company’s overall exposure for professional liability claims. Professional liability cases have a long cycle from the date of an incident to the date a case is resolved, and we believe that a semi-annual actuarial evaluation is appropriate.

Revenue Sources
We classify our revenues from patients and residents into four major categories: Medicaid, Medicare, managed care, and private pay and other. Medicaid revenues are composed of the traditional Medicaid program established to provide benefits to those in need of financial assistance in the securing of medical services. Medicare revenues include revenues received under both Part A and Part B of the Medicare program. Managed care revenues include payments for patients who are insured by a third-party entity, typically called a Health Maintenance Organization, often referred to as an HMO plan, or are Medicare beneficiaries who assign their Medicare benefits to a managed care replacement plan often referred to as Medicare replacement products. The private pay and other revenues are composed primarily of individuals or parties who directly pay for their services. Included in the private pay and other are patients who are hospice beneficiaries as well as the recipients of Veterans Administration benefits. Veterans Administration payments are made pursuant to renewable contracts negotiated with these payors.
The following table sets forth net patient and resident revenues related to our continuing operations by payor source for the periods presented (dollar amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
Medicaid	$38,333	53.6%	$36,905	53.3%	$76,006	53.7%	$72,785	53.1%
Medicare	22,036	30.8	22,155	32.0	43,461	30.7	44,009	32.1
Managed care	1,954	2.7	1,707	2.5	4,227	3.0	3,627	2.7
Private Pay and other	9,169	12.9	8,538	12.2	17,950	12.6	16,619	12.1

Total	$71,492	100.0%	$69,305	100.0%	$141,644	100.0%	$137,040	100.0%
The following table sets forth average daily skilled nursing census by payor source for our continuing operations for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
Medicaid	2,887	68.8%	2,837	69.4%	2,884	69.0%	2,826	69.4%
Medicare	565	13.5	553	13.5	556	13.3	553	13.6
Managed care	54	1.3	49	1.2	60	1.4	52	1.3
Private Pay and other	690	16.4	651	15.9	681	16.3	639	15.7

Total	4,196	100.0%	4,090	100.0%	4,181	100.0%	4,070	100.0%
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
In March 2010, significant legislation concerning health care and health insurance was passed, including the “Patient Protection and Affordable Care Act”, (“Patient Protection Act”) along with the “Health Care and Education Reconciliation Act of 2010” (“Reconciliation Act”) collectively defined as the “Legislation.” We expect this Legislation to impact our Company, our employees and our patients and residents in a variety of ways. Some aspects of these new laws are immediate while others will be phased in over the next ten years when all mandates become effective. This Legislation significantly changes the future responsibility of employers with respect to providing health care coverage to employees in the United States. Two of the main provisions of the Legislation become effective in 2014 whereby most individuals will be required to either have health insurance or pay a fine and employers with 50 or more employees will either have to provide minimum essential coverage or will be subject to additional taxes. We have not estimated the financial impact of the Legislation and the costs associated with complying with the increased levels of health insurance we will be required to provide our employees and their dependants in future years. We expect the Legislation will result in increased operating expenses.
We also expect for this Legislation to continue to impact our Medicaid and Medicare reimbursement as well, though the timing and level of that impact is currently unknown. We anticipate that many of the provisions of the Legislation may be subject to further clarification and modification through the rule making process. The Legislation expands the role of home based and community services, which may place downward pressure on our sustaining population of Medicaid residents.
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
Medicare
Reduction in health care spending has become a national priority in the United States, and the field of health care regulation and reimbursement is a rapidly evolving one. In July 2009, The Centers for Medicare and Medicaid Services (“CMS”) issued a final regulation that reduced Medicare payments to skilled nursing centers by approximately 1.1% compared to the fiscal year ending September 30, 2009. The rate reduction was effective October 1, 2009. The decrease is the net effect of a 3.3% decrease intended to correct CMS forecasting errors that resulted when the current Resource Utilization Group

(RUG) system went into effect in 2006, partially offset by a 2.2% inflation increase as measured by the SNF “market basket.” As discussed in our results of operations, this Medicare rate reduction has reduced our Medicare revenue and our Medicare rate per patient day.
In July 2010, CMS issued proposed Medicare payment rates, effective October 1, 2010, that are expected to increase reimbursement to skilled nursing centers by approximately 1.7% compared to the fiscal year ending September 30, 2010. The increase is the net effect of a 2.3% inflation increase as measured by the SNF market basket, offset by a 0.6% decrease intended to correct a CMS forecasting error that was made in an inflation increase for the Medicare fiscal year ending September 30, 2009.
CMS has announced that it expects to expand RUG categories to 66. In connection with this RUG category expansion, CMS is implementing MDS 3.0, a new patient assessment tool for the collection of clinical data to be used for classification into the RUG categories. At the present time, MDS 3.0 is expected to be effective October 1, 2010 and the RUG category expansion is currently scheduled to be effective October 1, 2011. The date for the RUG category expansion would be accelerated to coincide with the MDS 3.0 implementation under legislation that has been approved by the United States House of Representatives. There can be no assurances that acceleration will take place. Currently, we are unable to estimate the effect that the new RUG categories and the new assessment tool will have on our Medicare revenues, though CMS has previously stated that the expansion of RUG categories is expected to be budget neutral.
Therapy Services. There are certain per-person annual Medicare Part B reimbursement limits on therapy services. Subject to certain exceptions, the limits effective January 1, 2010 impose a $1,860 per patient annual ceiling on physical and speech therapy services, and a separate $1,860 per patient annual ceiling on occupational therapy services. CMS established an exception process to permit therapy services in certain situations, and the majority of services provided by us are reimbursed under the exceptions. The Patient Protection Act discussed above extended the exceptions process through December 31, 2010. If the exception process is discontinued, it is expected that the reimbursement limitations will reduce therapy revenues and negatively impact our operating results and cash flows.
On June 25, 2010, CMS released a proposed rule as part of the Medicare Physician Fee Schedule that is scheduled to become effective January 1, 2011. The proposed rule will impact the reimbursement we receive for Medicare Part B therapy services provided to the Medicaid and private pay residents in our facilities. The proposed rule would still provide that Medicare Part B pay the full rate for the therapy unit of service that has the highest reimbursement rate for each patient on each day they receive therapy treatments. However, the proposed reduction would result in a reimbursement of only 50% of the applicable rate for the second and subsequent therapy procedure for each patient on each day they receive therapy treatments. The proposed rule, if adopted, is expected to reduce our Medicare Part B revenues.
Supply Services. CMS issued regulations that became effective October 1, 2009 that prohibit us from billing Medicare Part B for certain enteral nutrition, urological, ostomy and tracheostomy supplies. Beginning October 1, 2009 these services are now provided by third parties. We are still required to provide the labor for the delivery of service but are no longer a supplier and are not entitled to any compensation for providing such labor. These regulations have resulted in reductions of annual revenue and net income of approximately $1.3 million and $0.3 million, respectively.
Medicaid
Several states in which we operate face budget shortfalls, which could result in reductions in Medicaid funding for nursing centers. The federal government made an effort to address the financial challenges state Medicaid programs are facing by increasing the amount of Medicaid funding available to states. On February 17, 2009, the American Recovery and Reinvestment Act of 2009, (“ARRA”) was enacted. Among other provisions, ARRA provided $87 billion for a temporary period to assist states in maintaining and expanding Medicaid enrollment. Pressures on state budgets are expected to continue in the future and are expected to result in Medicaid rate reductions once the ARRA provisions that assist states in maintaining and expanding Medicaid end on December 31, 2010. Currently, there is discussion that the federal government may provide additional funding to assist states in maintaining Medicaid in a manner similar to the ARRA provisions for an additional period following December 31, 2010. There can be no assurances that such additional funding will be provided.
We received annual Medicaid rate increases during the third quarter of 2009. These rate changes were the primary contributor to our 2.2% increase in average rate per day for Medicaid patients in 2010 but were accompanied by provider tax increases in certain states, which reduced the net effective Medicaid rate increase to approximately 1.6%. Based on the information currently available on expected rates that take effect during the third quarter of 2010, we anticipate our Medicaid revenue to increase approximately 1.5%.
We are unable to predict what, if any, reform proposals or reimbursement limitations will be implemented in the future, or the effect such changes would have on our operations. For the six months ended June 30, 2010, we derived 30.7% and 53.7% of our total patient and resident revenues related to continuing operations from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on our profitability.
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
Licensure and other Health Care Laws
All our nursing centers must be licensed by the state in which they are located in order to accept patients, regardless of payor source. In most states, nursing centers are subject to certificate of need laws, which require us to obtain government approval for the construction of new nursing centers or the addition of new licensed beds to existing centers. Our nursing centers must comply with detailed statutory and regulatory requirements on an ongoing basis in order to qualify for licensure, as well as for certification as a provider eligible to receive payments from the Medicare and Medicaid programs. Generally, the requirements for licensure and Medicare/Medicaid certification are similar and relate to quality and adequacy of personnel, quality of medical care, record keeping, dietary services, resident rights, and the physical condition of the facility and the adequacy of the equipment used therein. Each facility is subject to periodic inspections, known as “surveys” by health care regulators, to determine compliance with all applicable licensure and certification standards. Such requirements are both subjective and subject to change. If the survey concludes that there are deficiencies in compliance, the facility is subject to various sanctions, including but not limited to monetary fines and penalties, suspension of new admissions, non-payment for new admissions and loss of licensure or certification. Generally, however, once a facility receives written notice of any compliance deficiencies, it may submit a written plan of correction and is given a reasonable opportunity to correct the deficiencies. There can be no assurance that, in the future, we will be able to maintain such licenses and certifications for our facilities or that we will not be required to expend significant sums in order to comply with regulatory requirements. Recently, we have experienced an increase in the severity of survey citations and the size of monetary penalties, consistent with industry trends.

Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of June 30, 2010, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

		Less than	1 to 3	3 to 5	After
Contractual Obligations	Total	1 year	Years	Years	5 Years
Long-term debt obligations (1)	$25,922	$1,702	$24,220	$—	$—
Settlement obligations (2)	$150	$150	$—	$—	$—
Series C Preferred Stock (3)	$5,004	$5,004	$—	$—	$—
Elimination of Preferred Stock Conversion feature (4)	$5,666	$687	$1,374	$1,374	$2,231
Operating leases	$587,443	$22,262	$46,076	$48,350	$470,755
Required capital expenditures under mortgage loans and operating leases (5)	$21,907	$556	$683	$663	$20,005

Total	$646,092	$30,361	$72,353	$50,387	$492,991

(1)	Long-term debt obligations include scheduled future payments of principal and interest of long-term debt and amounts outstanding on our revolving line of credit.

(2)	Settlement obligations relate to a professional liability case that will be paid in 2010. The liabilities are included in our current portion of self insurance reserves.

(3)	Series C Preferred Stock includes quarterly dividend payments and redemption value at the preferred shareholder’s earliest redemption date.

(4)	Payments to Omega for the elimination of the preferred stock conversion feature in connection with restructuring the preferred stock and master lease agreements. Monthly payments of approximately $57,000 will be made through the end of the initial lease period that ends in September 2018.

(5)	Includes annual expenditure requirements for capital maintenance under mortgage loan covenants and annual capital expenditure requirements under operating leases.
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.5 times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change of control of the Company (as defined). The maximum contingent liability under these agreements is approximately $1.9 million as of June 30, 2010. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by us or the employee. In addition, upon the occurrence of any triggering event, those certain members of management may elect to require that we purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of our common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of our stock on June 30, 2010, the maximum contingent liability for the repurchase of the equity grants is approximately $0.1 million. No amounts have been accrued for this contingent liability for members of management we currently employ.

Results of Operations
The results of operations presented have been reclassified to present the effects of certain divestitures discussed in the overview to “Managements Discussion and Analysis of Financial Condition and Results of Operations.”
The following tables present the unaudited interim statements of income and related data for the three and six month periods ended June 30, 2010 and 2009:

(in thousands)	Three Months Ended June 30,
	2010	2009	Change	%
PATIENT REVENUES, net	$71,492	$69,305	2,187	3.2

EXPENSES:
Operating	56,388	54,068	2,320	4.3
Lease	5,636	5,377	259	4.8
Professional liability	997	2,670	(1,673)	(62.7)
General and administrative	5,063	4,678	385	8.2
Depreciation and amortization	1,432	1,351	81	6.0

Total expenses	69,516	68,144	1,372	2.0

OPERATING INCOME	1,976	1,161	815	70.2

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	—	276	(276)	(100.0)
Interest income	—	79	(79)	(100.0)
Interest expense	(415)	(485)	70	(14.4)

	(415)	(130)	(285)	219.2

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,561	1,031	530	51.4
PROVISION FOR INCOME TAXES	(574)	(387)	(187)	48.3

NET INCOME FROM CONTINUING OPERATIONS	$987	$644	343	53.3

(in thousands)	Six Months Ended June 30,
	2010	2009	Change	%
PATIENT REVENUES, net	$141,644	$137,040	4,604	3.4

EXPENSES:
Operating	111,790	107,405	4,385	4.1
Lease	11,238	10,745	493	4.6
Professional liability	2,411	5,575	(3,164)	(56.8)
General and administrative	9,765	9,131	634	6.9
Depreciation and amortization	2,848	2,671	177	6.6

Total expenses	138,052	135,527	2,525	1.9

OPERATING INCOME	3,592	1,513	2,079	137.4

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	—	191	(191)	(100.0)
Other income	—	549	(549)	(100.0)
Interest income	—	154	(154)	(100.0)
Interest expense	(811)	(967)	156	(16.1)
Debt retirement costs	(127)	—	(127)	—

	(938)	(73)	(865)	1,184.9

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,654	1,440	1,214	84.3
PROVISION FOR INCOME TAXES	(960)	(541)	(419)	77.4

NET INCOME FROM CONTINUING OPERATIONS	$1,694	$899	795	88.4

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Percentage of Net Revenues	2010	2009	2010	2009
PATIENT REVENUES, net	100.0%	100.0%	100.0%	100.0%

EXPENSES:
Operating	78.9	78.0	78.9	78.4
Lease	7.9	7.8	7.9	7.8
Professional liability	1.4	3.9	1.7	4.1
General and administrative	7.0	6.7	6.9	6.7
Depreciation and amortization	2.0	1.9	2.0	1.9

Total expenses	97.2	98.3	97.4	98.9

OPERATING INCOME	2.8	1.7	2.6	1.1

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	—	0.4	—	0.1
Other income	—	—	—	0.4
Interest income	—	0.1	(0.6)	0.1
Interest expense	(0.6)	(0.7)	(0.1)	(0.7)

	(0.6)	(0.2)	(0.7)	(0.1)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2.2	1.5	1.9	1.1
PROVISION FOR INCOME TAXES	(0.8)	(0.6)	(0.7)	(0.4)

NET INCOME FROM CONTINUING OPERATIONS	1.4%	0.9%	1.2%	0.7%

Three Months Ended June 30, 2010 Compared With Three Months Ended June 30, 2009
Patient Revenues
Patient revenues increased to $71.5 million in 2010 from $69.3 million in 2009, an increase of $2.2 million, or 3.2%. This increase is primarily due to higher patient census and increased Medicaid rates in certain states, partially offset by the effects of lower Medicare rates following a reduction effective October 1, 2009.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Three Months Ended
	June 30,
	2010	2009
Skilled nursing occupancy	78.2%	76.4%
Medicare census as percent of total	13.5%	13.5%
Managed care census as percent of total	1.3%	1.2%
Medicare revenues as percent of total	30.8%	32.0%
Medicaid revenues as percent of total	53.6%	53.3%
Managed care revenues as percent of total	2.7%	2.5%
Medicare average rate per day	$389.13	$400.57
Medicaid average rate per day	$145.32	$142.44
Managed care average rate per day	$389.14	$374.18
Our average rate per day for Medicare Part A patients decreased 2.9% in 2010 compared to 2009 as a result of CMS reducing Medicare rates effective October 1, 2009. Our average rate per day for Medicaid patients increased 2.0% in 2010 compared to 2009 as a result of rate increases in certain states, partially funded by increased provider taxes, and increasing patient acuity levels. Taking higher provider taxes into consideration, the net increase in average rate per day for Medicaid patients was 1.5%.

Operating expense
Operating expense increased to $56.4 million in 2010 from $54.1 million in 2009, an increase of $2.3 million, or 4.3%. This increase is primarily attributable to cost increases related to wages and benefits and other costs discussed below. Operating expense increased to 78.9% of revenue in 2010, compared to 78.0% of revenue in 2009 primarily as a result of the lower Medicare average rate per day.
The largest component of operating expenses is wages, which increased to $34.5 million in 2010 from $33.1 million in 2009, an increase of $1.4 million, or 4.2%. Wages increased primarily as a result of labor costs associated with increases in census levels, competitive labor markets in most of the areas in which we operate and regular merit and inflationary raises for personnel (increase of approximately 2.8% for the period).
Payroll taxes increased $0.2 million during the period, or 6.0%, as a result of increases in unemployment tax rates and higher wages.
Employee health insurance costs were approximately $0.1 million higher in 2010 compared to 2009, an increase of 5.4%.
Provider taxes increased approximately $0.2 million in 2010, primarily due to increases in tax rates and higher census in certain states in which we operate.
Workers compensation insurance expense increased approximately $0.2 million in 2010 compared to 2009. The increase is the result of better claims experience in 2009 compared to 2010.
Partially offsetting these expense increases during 2010, were lower expenses related to the acquisition of certain assets of a West Virginia skilled nursing center during 2009. During 2009, we expensed $0.2 million in amounts paid to the seller in excess of the original agreed upon purchase price in this acquisition. We accounted for these advances in excess of the purchase price as operating expenses during 2009.
The remaining increases in operating expense are primarily due to the effects of the increase in patient census.
Lease expense
Lease expense increased to $5.6 million in 2010 from $5.4 million in 2009. The primary reason for the increase in lease expense was rent for the Brentwood Terrace replacement facility completed in August 2009.
Professional liability
Professional liability expense was $1.0 million in 2010 compared to $2.7 million in 2009, a decrease of $1.7 million. We were engaged in 39 professional liability lawsuits as of June 30, 2010, compared to 31 as of June 30, 2009. Our cash expenditures for professional liability costs of continuing operations were $1.1 million and $0.7 million for 2010 and 2009, respectively. Professional liability cash expenditures can fluctuate from year to year.

General and administrative expense
General and administrative expenses were approximately $5.1 million in 2010 compared to $4.7 million in 2009, an increase of $0.4 million, or 8.2%. As a percentage of revenue, general and administrative expense increased to 7.0% in 2010 from 6.7% in 2009. The increase was primarily due to $0.4 million in non-recurring general and administrative expense. The non-recurring costs were comprised of charges for executive severance and hiring costs related to new positions. Effective January 1, 2009, we instituted a wage freeze for our corporate and regional management teams, with reduced wage increases for the balance of our employees. These policies have been extended in 2010 and will be reevaluated as business and economic conditions merit.
Depreciation and amortization
Depreciation and amortization expense was approximately $1.4 million in both 2010 and 2009.
Foreign currency transaction gain
A foreign currency transaction gain of $0.3 million was recorded in 2009. This gain resulted from foreign currency translation of a note receivable from the sale of our Canadian operations in 2004. The balance due on this note was collected in June 2009 and there was no foreign currency gain or loss in 2010.
Interest expense
Interest expense decreased to $0.4 million in 2010 compared to $0.5 million in 2009. The reduction in expense is primarily due to principal payments made to our debt outstanding.
Income from continuing operations before income taxes; income from continuing operations per common share
As a result of the above, continuing operations reported income before income taxes of $1.6 million in 2010 compared to $1.0 million in 2009. The provision for income taxes was $0.6 million in 2010, an effective rate of 36.8%, compared to $0.4 million in 2009, an effective rate of 37.5%. The basic and diluted income per common share from continuing operations were $0.16 and $0.15 in 2010, respectively, compared to $0.10 each in 2009.
Six Months Ended June 30, 2010 Compared With Six Months Ended June 30, 2009
Patient Revenues
Patient revenues increased to $141.6 million in 2010 from $137.0 million in 2009, an increase of $4.6 million, or 3.4%. This increase is primarily due to higher patient census and increased Medicaid rates in certain states, partially offset by the effects of lower Medicare rates following a reduction effective October 1, 2009.

The following table summarizes key revenue and census statistics for continuing operations for each period:

	Six Months Ended
	June 30,
	2010	2009
Skilled nursing occupancy	77.9%	76.1%
Medicare census as percent of total	13.3%	13.6%
Managed care census as percent of total	1.4%	1.3%
Medicare revenues as percent of total	30.7%	32.1%
Medicaid revenues as percent of total	53.7%	53.1%
Managed care revenues as percent of total	3.0%	2.7%
Medicare average rate per day	$391.33	$399.78
Medicaid average rate per day	$145.28	$142.10
Managed care average rate per day	$385.86	$376.14
Our average rate per day for Medicare Part A patients decreased 2.1% in 2010 compared to 2009 as a result of CMS reducing Medicare rates effective October 1, 2009. Our average rate per day for Medicaid patients increased 2.2% in 2010 compared to 2009 as a result of rate increases in certain states, partially funded by increased provider taxes, and increasing patient acuity levels. Taking higher provider taxes into consideration, the net increase in average rate per day for Medicaid patients was 1.6%.
Operating expense
Operating expense increased to $111.8 million in 2010 from $107.4 million in 2009, an increase of $4.4 million, or 4.1%. This increase is primarily attributable to cost increases related to wages and benefits and other costs discussed below. Operating expense increased to 78.9% of revenue in 2010, compared to 78.4% of revenue in 2009 primarily as a result of the lower Medicare average rate per day.
The largest component of operating expenses is wages, which increased to $68.2 million in 2010 from $65.3 million in 2009, an increase of $2.9 million, or 4.5%. Wages increased primarily as a result of labor costs associated with increases in census levels, competitive labor markets in most of the areas in which we operate and regular merit and inflationary raises for personnel (increase of approximately 2.3% for the period).
Payroll taxes also increased $0.5 million during the period, or 9.1%, as a result of increases in unemployment tax rates and higher wages.
Employee health insurance costs were approximately $0.3 million higher in 2010 compared to 2009, an increase of 7.2%.
Provider taxes increased approximately $0.4 million in 2010, primarily due to increases in tax rates and higher census in certain states in which we operate.
Partially offsetting these expense increases during 2010, were lower expenses related to the acquisition of certain assets of a West Virginia skilled nursing center during 2009. During 2009, we expensed $0.2 million in amounts paid to the seller in excess of the original agreed upon purchase price in this acquisition. We accounted for these advances in excess of the purchase price as operating expenses during 2009.
The remaining increases in operating expense are primarily due to the effects of the increase in patient census.

Lease expense
Lease expense increased to $11.2 million in 2010 from $10.7 million in 2009. The primary reason for the increase in lease expense was rent for the Brentwood Terrace replacement facility completed in August 2009.
Professional liability
Professional liability expense was $2.4 million in 2010 compared to $5.6 million in 2009, a decrease of $3.2 million. We were engaged in 39 professional liability lawsuits as of June 30, 2010, compared to 31 as of June 30, 2009. Our cash expenditures for professional liability costs of continuing operations were $2.2 million and $2.7 million for 2010 and 2009, respectively. Professional liability cash expenditures can fluctuate from year to year.
General and administrative expense
General and administrative expenses were approximately $9.8 million in 2010 compared to $9.1 million in 2009, an increase of $0.7 million, or 6.9%. As a percentage of revenue, general and administrative expense increased to 6.9% in 2010 from 6.7% in 2009. The increase was primarily due to $0.4 million in non-recurring general and administrative expense. The non-recurring costs were comprised of charges for executive severance and hiring costs related to new positions. We also experienced higher compensation costs of $0.2 million as a result of new positions and wage increases of 1.5%. Increased performance-based bonus accruals of $0.4 million also increased general and administrative expense as a result of improved operating performance. Effective January 1, 2009, we instituted a wage freeze for our corporate and regional management teams, with reduced wage increases for the balance of our employees. These policies have been extended in 2010 and will be reevaluated as business and economic conditions merit.
Depreciation and amortization
Depreciation and amortization expense was approximately $2.8 million in 2010 and $2.7 million in 2009. The increase in 2010 is primarily due to depreciation and amortization expenses related to capital expenditures for additions to property and equipment.
Foreign currency transaction gain
A foreign currency transaction gain of $0.2 million was recorded in 2009. This gain resulted from foreign currency translation of a note receivable from the sale of our Canadian operations in 2004. The balance due on this note was collected in June 2009 and there was no foreign currency gain or loss in 2010.
Other income
Other income in 2009 of $549,000 is a non-cash gain that resulted from the settlement of pre-acquisition cost report obligations related to one of the homes we acquired in Texas in 2007. We had previously recorded a contingent liability related to cost report assessments and the other income results from the settlement of this liability with CMS for less than the amount accrued.
Interest expense
Interest expense decreased to $0.8 million in 2010 compared to $1.0 million in 2009. The reduction in expense is primarily due to principal payments made to our debt outstanding.

Income from continuing operations before income taxes; income from continuing operations per common share
As a result of the above, continuing operations reported income before income taxes of $2.7 million in 2010 compared to income of $1.4 million in 2009. The provision for income taxes was $1.0 million in 2010, an effective rate of 36.2%, compared to $0.5 million in 2009, an effective rate of 37.6%. The basic and diluted income per common share from continuing operations were $0.27 and $0.26 in 2010, respectively, as compared to a basic and diluted income per common share from continuing operations of $0.13 each in 2009.
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
Net cash provided by operating activities of continuing operations totaled $7.2 million and $5.8 million in 2010 and 2009, respectively. Operating activities of discontinued operations provided cash of $1.1 million and $1.2 million in 2010 and 2009, respectively.
Investing activities of continuing operations used cash of $2.1 million and $2.0 million in 2010 and 2009, respectively. These amounts primarily represent cash used for purchases of property, plant and equipment, offset by collections on a note receivable of $4.2 million in 2009. We have used between $6.6 million and $9.7 million for capital expenditures of continuing operations in each of the three calendar years ended December 31, 2009. The $3.0 million in “payment for construction in progress — leased facility” in 2009, relates to the replacement facility that was constructed in Texas with lease financing. During the third quarter 2009, the facility was completed and the sale and leaseback of the Brentwood Terrace facility was deemed to have occurred.
Financing activities of continuing operations used cash of $1.9 million in 2010 and $0.4 million in 2009. Net cash used in 2010 primarily resulted from payment and refinancing of existing debt obligations of $4.0 million and paying $0.4 million in financing costs in connection with the new revolving credit facility under which we borrowed $3.5 million. Cash used in 2009 primarily resulted from payment of existing debt obligations of $3.0 million. The $3.0 million in “construction allowance receipts — leased facility” in 2009 relates to the replacement facility that was constructed in Texas with lease financing. During the third quarter 2009, the facility was completed and the sale and leaseback of the Brentwood Terrace facility was deemed to have occurred.
Dividends
On August 5, 2010, the Board of Directors declared a quarterly dividend on common shares of $0.055 per share. We first began paying a quarterly common dividend in August 2009. While the Board of Directors intends to pay quarterly dividends, the Board will make the determination of the amount of future cash dividends, if any, to be declared and paid based on, among other things, the Company’s financial condition, funds from operations, the level of its capital expenditures and its future business prospects and opportunities.

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
Professional Liability
We have numerous pending liability claims, disputes and legal actions for professional liability and other related issues. For several years, due to our past claim experience and increasing cost of claims throughout the long-term care industry, the premiums paid by us for professional liability and other liability insurance exceeded the coverage purchased so that in several states it cost more than $1 to purchase $1 of insurance coverage. Since March 9, 2001, we purchased professional liability insurance coverage for our facilities that, based on historical claims experience, was substantially less than the amount required to satisfy claims that were incurred. As a result, we have been effectively self-insured.
We exhausted all general and professional liability insurance available for claims first asserted prior to March 10, 2009. For claims made during the period from March 10, 2009 through May 31, 2010, we maintained insurance coverage limits of $250,000 per medical incident and total annual aggregate policy coverage limits of $750,000. As of June 30, 2010, payments made by the insurance provider for the period from March 10, 2009 through June 30, 2010 have reduced the remaining aggregate coverage amount in the policy period, but coverage has not been exhausted.
We have a policy providing the same coverage for claims made during the period from June 1, 2010 until May 31, 2011. This policy provides the only insurance coverage available for claims made during this period against 26 of our nursing centers. Additionally, effective July 1, 2010, we entered into a new professional liability insurance policy covering our 20 nursing centers in Texas, Alabama and Florida. The new policy provides traditional indemnity insurance with coverage limits of $1,000,000 per medical incident, subject to a deductible of $495,000 per claim, with a total annual aggregate policy limit of $15,000,000 and a sublimit per facility of $3,000,000. The new policy covers incidents occurring after June 30, 2010 which result in claims reported before June 30, 2011.
We do not expect this new policy to substantially change our professional liability expense. Historically, most of our professional liability claims settle for less than the deductible amount in the new policy, and a majority of claims have been asserted against facilities located in states other than Texas, Alabama and Florida.
As of June 30, 2010, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred but unreported claims of $18.2 million. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
Capital Resources
As of June 30, 2010, we had $24.3 million of outstanding borrowings, including $0.6 million classified as a current component of long-term debt. The $24.3 million is comprised of $20.8 million owed on our mortgage loan and $3.5 million owed on our revolving line of credit discussed below. The mortgage loan and the revolving line of credit carry interest rates of LIBOR plus 3.75% and LIBOR (subject to a floor of 3.0%) plus 3.5%, respectively. At June 30, 2010, these rates were approximately 4.10% and 6.5%, respectively.
On March 17, 2010, we entered into an agreement with a bank for a $15 million revolving credit facility (the “revolver”), replacing our previous bank revolving credit facility which was to expire in August 2010. In addition to replacing the existing revolving credit facility, we used $3.5 million in proceeds from the facility to retire our existing bank term loan and pay certain transaction costs. The new revolver has a term of three years (expiring March 2013) and bears interest at our option of LIBOR (subject to a floor of 3.0%) plus 3.5% or the bank’s prime lending rate. In connection with the transaction, we recorded debt retirement costs of $0.1 million. These costs relate to the write off of deferred financing costs of the term loan that was retired with proceeds of the revolver. In connection with the new revolving credit facility financing, we recorded deferred loan costs of $0.4 million of which $0.2 million were paid at closing with proceeds from the facility.
The revolver is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions. As of June 30, 2010, we had $3.5 million in borrowings outstanding under the revolving credit facility. Annual fees for letters of credit issued under this revolver are 3.00% of the amount outstanding. We have a letter of credit of $5.4 million to serve as a security deposit for our leases. Considering the balance of eligible accounts receivable at June 30, 2010, the letter of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $15 million, the balance available for revolving credit loans as of June 30, 2010 is $6.1 million. Eligible accounts receivable are calculated as defined and consider 80% of certain net receivables while excluding receivables from private pay patients, those pending approval by Medicaid and receivables greater than 90 days.
Our debt agreements contain various financial covenants, the most restrictive of which relate to cash flow, census and debt service coverage ratios. We are in compliance with all such covenants at June 30, 2010. Our calculated compliance with financial covenants is presented below:

		Level at
	Requirement	June 30, 2010
Minimum fixed charge coverage ratio	>1.05:1.00	1.20
Debt service coverage ratio (mortgaged facilities)	>1.30:1.00	3.65
Lease agreement — West Virginia Nursing Center
On July 14, 2010 we entered into an agreement with a real estate developer that will construct, furnish, and equip a 90 bed skilled nursing center in Milton, West Virginia which we will lease upon completion. The facility will utilize a Certificate of Need we initially obtained in the June 2009 acquisition of certain assets of a skilled nursing center in Milton, West Virginia. The initial lease term is 20 years from the date the facility is completed and fit for occupancy as a skilled nursing center. We have the option to renew the lease for two additional five-year periods. The lease is conditioned upon our obtaining the approval of the West Virginia Health Care Authority and the developer obtaining a commitment for a loan to finance the facility’s construction cost. The agreement also provides us the right to purchase the facility beginning on the twelfth month of the initial term of the lease and ending after the sixtieth month of the Lease for a purchase price ranging from 110% to 120% of the total project cost.
Facility Renovations
During 2005, we began an initiative to complete strategic renovations of certain facilities to improve occupancy, quality of care and profitability. We developed a plan to begin with those facilities with the greatest potential for benefit, and began the renovation program during the third quarter of 2005. As of June 30, 2010, we have completed renovations at thirteen facilities and our fourteenth and fifteenth projects were completed in July 2010. We are developing plans for additional renovation projects.

A total of $21.2 million has been spent on these renovation programs to date, with $14.1 million financed through Omega, $6.0 million financed with internally generated cash, and $1.1 million financed with long-term debt.
For the thirteen facilities with renovations completed as of the beginning of the second quarter 2010 compared to the last twelve months prior to the commencement of renovation, average occupancy increased from 69.2% to 76.5% and Medicare average daily census increased from a total of 146 to 165 in the second quarter of 2010.
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
Accounts receivable attributable to patient services of continuing operations totaled $24.8 million at June 30, 2010 compared to $23.8 million at December 31, 2009, representing approximately 32 and 31 days revenue in accounts receivable, respectively.
The allowance for bad debt was $2.7 million and $2.6 million at June 30, 2010 and December 31, 2009, respectively. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.
Inflation
We do not believe that our operations have been materially affected by inflation for the three years prior to 2008; however, beginning in the second half of 2008, the cost of food and utilities at our nursing centers increased at a higher than expected rate. While these increases have moderated in 2009 and 2010, we are unsure whether this rate of increase will return in future periods. We expect salary and wage increases for our skilled health care providers to continue to be higher than average salary and wage increases, as is common in the health care industry.
Off-Balance Sheet Arrangements
We had letters of credit outstanding of approximately $5.4 million as of June 30, 2010, which serves as a security deposit for our facility leases. The letters of credit were issued under our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility.
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
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of June 30, 2010, we had outstanding borrowings of approximately $24.3 million, all of which are at variable rates of interest. In the event that interest rates were to change 1%, the impact on future pre-tax cash flows would be approximately $0.2 million annually, representing the impact of increased or decreased interest expense on variable rate debt. In March 2010, we entered into an agreement with a bank for a $15 million revolving credit facility, replacing our previous bank revolving credit facility which was to expire in August 2010. The revolver bears interest at our option of LIBOR (subject to a floor of 3.0%) plus 3.5% or the bank’s prime lending rate. As a result of changes in banking industry business practices since we entered into our previous credit facility in 2007, the revolving credit facility has a higher interest rate than the previous credit facility.

ITEM 4.	CONTROLS AND PROCEDURES
Advocat, with the participation of our principal executive and financial officers has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2010. Based on this evaluation, the principal executive and financial officers have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that has occurred during our fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of June 30, 2010, we are engaged in 39 professional liability lawsuits. Nine lawsuits are currently scheduled for trial during the next nine months, and it is expected that additional cases will be set for trial. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
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

ITEM 5.	Other Information
On June 10, 2010 we launched a new website for the Company, www.advocatinc.com, replacing an existing website. The new website includes an expanded Investor Relations section for existing stockholders and prospective investors. The new website was launched to be a comprehensive and dynamic overview of our mission, operations, and performance. The site contains a collection of company information, including our financials, press releases, presentations, and stock performance analytics.

ITEM 6.	EXHIBITS
The exhibits filed as part of this report on Form 10-Q are listed in the Exhibit Index immediately following the signature page.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVOCAT INC.
August 9, 2010	By:	/s/ William R. Council, III
William R. Council, III
President and Chief Executive Officer, Principal Executive Officer and An Officer Duly Authorized to Sign on Behalf of the Registrant

	By:	/s/ L. Glynn Riddle, Jr.
L. Glynn Riddle, Jr.
Executive Vice President and Chief Financial Officer, Secretary, Principal Accounting Officer and An Officer Duly Authorized to Sign on Behalf of the Registrant

Exhibit
Number	Description of Exhibits

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-76150 on Form S-1).

3.2	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.5 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 33-76150 on Form S-1).

3.4	Bylaw Amendment adopted November 5, 2007 (incorporated by reference to Exhibit 3.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2007).

3.5	Amendment to Certificate of Incorporation dated March 23, 1995 (incorporated by reference to Exhibit A of Exhibit 1 to the Company’s Form 8-A filed March 30, 1995).

3.6	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.4 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company’s Registration Statement No. 33-76150 on Form S-1).

4.2	Amended and Restated Rights Agreement dated as of December 7, 1998 (incorporated by reference to Exhibit 1 to Form 8-A/A filed December 7, 1998).

4.3	Amendment No. 1 to the Amended and Restated Rights Agreement dated March 19, 2005, by and between Advocat, Inc. and SunTrust Bank, as Rights Agent, (incorporated by reference to Exhibit 2 to Form 8-A/A filed March 24, 2005).

4.4	Second Amendment to Amended and Restated Rights Agreement, dated as of August 15, 2008, between Advocat, Inc. and Computershare Trust Company, N.A., a federally chartered trust company, as successor to SunTrust Bank, (incorporated by reference to the Company’s Registration Statement on Form 8-A/A filed on August 19, 2008).

4.5	Third Amendment to Amended and Restated Rights Agreement, dated as of August 14, 2009, between Advocat, Inc. and Computershare Trust Company, N.A., a federally chartered trust company, as successor to SunTrust Bank, (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A/A filed on August 14, 2009).

*10.1	Employment Agreement effective April 5, 2010, by and among Advocat Inc., a Delaware corporation, and Kelly Gill (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.2	Termination of Lease and Subleases dated April 1, 2010 between the registrant and Omega Health Investors, Inc. and certain affiliates (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

*10.3	Separation Agreement dated May 25, 2010, between the registrant and Raymond L. Tyler.

Exhibit
Number	Description of Exhibits

10.4	Lease Agreement dated as of July 14, 2010 by and between a subsidiary of the registrant and A.B.E., LLC.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

*	Indicates management contract or compensatory plan or arrangement.