Form 10-Q
period 2010-09-30
ADVOCAT INC
filed 2010-11-04
CIK 919956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
CHECK ONE:

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
5,742,436
(Outstanding shares of the issuer’s common stock as of October 29, 2010)

Part I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
ADVOCAT INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$9,388	$8,609
Receivables, less allowance for doubtful accounts of $2,940 and $2,566, respectively	23,078	21,559
Other receivables	104	1,406
Prepaid expenses and other current assets	3,636	2,498
Deferred income taxes	4,698	4,792
Current assets of discontinued operations	701	2,870

Total current assets	41,605	41,734

PROPERTY AND EQUIPMENT, at cost	76,940	76,270
Less accumulated depreciation	(40,738)	(40,461)
Discontinued operations, net	1,455	1,553

Property and equipment, net	37,657	37,362

OTHER ASSETS:
Deferred income taxes	13,395	13,804
Deferred financing and other costs, net	846	639
Other assets	1,810	1,963
Acquired leasehold interest, net	9,476	9,764

Total other assets	25,527	26,170

	$104,789	$105,266

The accompanying notes are an integral part of these interim consolidated financial statements.
(Continued)

ADVOCAT INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(continued)

	September 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt	$20,804	$2,278
Trade accounts payable	2,768	4,537
Accrued expenses:
Payroll and employee benefits	11,218	9,314
Current portion of self-insurance reserves	7,607	7,860
Other current liabilities	4,018	4,171
Current liabilities of discontinued operations	—	1,240

Total current liabilities	46,415	29,400

NONCURRENT LIABILITIES:
Long-term debt, less current portion	3,716	22,551
Self-insurance reserves, less current portion	12,041	12,235
Other noncurrent liabilities	16,794	15,195

Total noncurrent liabilities	32,551	49,981

COMMITMENTS AND CONTINGENCIES

SERIES C REDEEMABLE PREFERRED STOCK
$.10 par value, 5,000 shares authorized, issued and outstanding, stated value of $4,918 including premium of $1,274 at December 31, 2009	4,918	6,192

SHAREHOLDERS’ EQUITY:
Series A preferred stock, authorized 200,000 shares, $.10 par value, none issued and outstanding	—	—
Common stock, authorized 20,000,000 shares, $.01 par value, 5,974,000 and 5,949,000 shares issued, and 5,742,000 and 5,717,000 shares outstanding, respectively	60	59
Treasury stock at cost, 232,000 shares of common stock	(2,500)	(2,500)
Paid-in capital	17,935	17,647
Retained earnings	5,410	4,487

Total shareholders’ equity	20,905	19,693

	$104,789	$105,266

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts, unaudited)

	Three Months Ended September 30,
	2010	2009
PATIENT REVENUES, net	$72,996	$70,392

EXPENSES:
Operating	58,534	56,315
Lease	5,661	5,462
Professional liability	1,684	817
General and administrative	4,954	4,428
Depreciation and amortization	1,453	1,382

Total expenses	72,286	68,404

OPERATING INCOME	710	1,988

OTHER INCOME (EXPENSE):
Interest income	—	5
Interest expense	(413)	(456)

	(413)	(451)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	297	1,537
PROVISION FOR INCOME TAXES	(68)	(600)

NET INCOME FROM CONTINUING OPERATIONS	229	937

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Operating income (loss), net of taxes of $(5) and $124, respectively	(9)	195

DISCONTINUED OPERATIONS	(9)	195

NET INCOME	220	1,132
PREFERRED STOCK DIVIDENDS	(86)	(86)

NET INCOME FOR COMMON STOCK	$134	$1,046

NET INCOME PER COMMON SHARE:
Per common share — basic
Continuing operations	$0.02	$0.15
Discontinued operations	—	0.03

	$0.02	$0.18

Per common share — diluted
Continuing operations	$0.02	$0.15
Discontinued operations	—	0.03

	$0.02	$0.18

COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.055	$0.05

WEIGHTED AVERAGE COMMON SHARES:
Basic	5,742	5,676

Diluted	5,813	5,747

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts, unaudited)

	Nine Months Ended September 30,
	2010	2009
PATIENT REVENUES, net	$214,640	$207,432

EXPENSES:
Operating	170,324	163,720
Lease	16,899	16,207
Professional liability	4,095	6,392
General and administrative	14,719	13,559
Depreciation and amortization	4,301	4,053

Total expenses	210,338	203,931

OPERATING INCOME	4,302	3,501

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	—	191
Other income	—	549
Interest income	—	159
Interest expense	(1,224)	(1,423)
Debt retirement costs	(127)	—

	(1,351)	(524)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,951	2,977
PROVISION FOR INCOME TAXES	(1,028)	(1,141)

NET INCOME FROM CONTINUING OPERATIONS	1,923	1,836

NET INCOME FROM DISCONTINUED OPERATIONS:
Operating income, net of taxes of $196 and $375, respectively	359	589
Loss on disposal, net of taxes of $(96) and $0, respectively	(177)	—

DISCONTINUED OPERATIONS	182	589

NET INCOME	2,105	2,425
PREFERRED STOCK DIVIDENDS	(258)	(258)

NET INCOME FOR COMMON STOCK	$1,847	$2,167

NET INCOME PER COMMON SHARE:
Per common share — basic
Continuing operations	$0.29	$0.28
Discontinued operations	0.03	0.10

	$0.32	$0.38

Per common share — diluted
Continuing operations	$0.28	$0.27
Discontinued operations	0.03	0.11

	$0.31	$0.38

COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.16	$0.15

WEIGHTED AVERAGE COMMON SHARES:
Basic	5,729	5,675

Diluted	5,868	5,742

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,105	$2,425
Discontinued operations	182	589

Net income from continuing operations	1,923	1,836
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	4,301	4,053
Provision for doubtful accounts	1,617	1,589
Deferred income tax provision (benefit)	488	(349)
Provision for (benefit from) self-insured professional liability, net of cash payments	(81)	1,852
Stock based compensation	487	556
Amortization of deferred balances	167	283
Provision for leases in excess of cash payments	669	1,029
Non-cash gain on settlement of contingent liability	—	(549)
Payment from lessor for leasehold improvement	120	—
Foreign currency transaction gain	—	(191)
Debt retirement costs	127	—
Non-cash interest income	—	(41)
Changes in other assets and liabilities affecting operating activities:
Receivables, net	(1,834)	(3,585)
Prepaid expenses and other assets	(1,076)	(153)
Trade accounts payable and accrued expenses	(528)	1,564

Net cash provided by continuing operations	6,380	7,894
Discontinued operations	1,135	1,649

Net cash provided by operating activities	7,515	9,543

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,400)	(4,683)
Payment for construction in progress — leased center	—	(4,813)
Notes receivable collection	—	4,184
Deposits and other deferred balances	—	59

Net cash used by continuing operations	(4,400)	(5,253)
Discontinued operations	(45)	(184)

Net cash used in investing activities	(4,445)	(5,437)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(4,119)	(3,515)
Proceeds from issuance of debt and capital leases	3,810	—
Financing costs	(451)	(28)
Construction allowance receipts — leased center	—	4,813
Exercise of stock options	(47)	2
Proceeds from issuance of restricted share units	57	76
Payment of common stock dividends	(888)	(286)
Payment of preferred stock dividends	(258)	(258)
Payment for preferred stock restructuring	(395)	(382)

Net cash (used in) provided by financing activities	(2,291)	422

(Continued)

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)
(continued)

	Nine Months Ended September 30,
	2010	2009
NET INCREASE IN CASH AND CASH EQUIVALENTS	$779	$4,528

CASH AND CASH EQUIVALENTS, beginning of period	8,609	7,598

CASH AND CASH EQUIVALENTS, end of period	$9,388	$12,126

SUPPLEMENTAL INFORMATION:
Cash payments of interest, net of amounts capitalized	$1,037	$1,152

Cash payments of income taxes	$895	$1,356

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 AND 2009
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
As of September 30, 2010, the Company’s continuing operations consist of 46 nursing centers with 5,364 licensed nursing beds. The Company owns 9 and leases 37 of its nursing centers. The Company’s continuing operations include centers in Alabama, Arkansas, Florida, Kentucky, Ohio, Tennessee, Texas and West Virginia.
2. BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The interim consolidated financial statements for the three and nine month periods ended September 30, 2010 and 2009, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the Company’s financial position at September 30, 2010 and the results of operations and cash flows for the three and nine month periods ended September 30, 2010 and 2009. The Company’s consolidated balance sheet at December 31, 2009 was derived from its audited consolidated financial statements as of December 31, 2009. Certain amounts in the Company’s 2009 consolidated financial statements have been reclassified to conform to the 2010 presentation.
The results of operations for the three and nine month periods ended September 30, 2010 and 2009 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
3. LONG-TERM DEBT
The current amount outstanding on the Company’s mortgage loan, $20,710,000, matures in August 2011. As a result it is classified as a current liability. The Company is currently engaged in discussions with lenders and expects to refinance this debt in the ordinary course of business prior to the scheduled maturity.
On March 17, 2010, the Company entered into an agreement with a bank for a new $15 million revolving credit facility (the “revolver”), replacing its previous bank revolving credit facility which was to expire in August 2010. In addition to replacing the existing revolving credit facility, the Company used $3.5 million in proceeds from the facility to retire its existing bank term loan and pay certain transaction costs. The revolver has a term of three years (expiring March 2013) and bears interest at the Company’s option of LIBOR (subject to a floor of 3.0%) plus 3.5% or the bank’s prime lending rate. In connection with the transaction, the Company recorded debt retirement costs of $127,000. These costs relate to the write off of deferred financing costs of the term loan that was retired with proceeds of the new revolver. In connection with the new revolving credit facility financing, the Company recorded total deferred loan costs of $432,000 of which $218,000 were paid at closing with proceeds from the new facility.
The revolver is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions. As of September 30, 2010, the Company has $3,463,000 in borrowings outstanding under the revolving credit facility. Annual fees for letters of credit issued under this revolver are 3.00% of the amount outstanding. The Company has a letter of credit of $5,412,000 to serve as a security deposit for the Company’s leases. Pursuant to the terms of the Company’s lease, this letter of credit balance was reduced to $4,551,000 in October 2010. Considering the balance of eligible accounts receivable at September 30, 2010, the letter of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $15,000,000, the balance available for borrowing under the revolving credit facility after the reduction in the letter of credit is $6,986,000.
The Company’s lending agreements contain various financial covenants, the most restrictive of which relate to cash flow, census and debt service coverage ratios. The Company is in compliance with all such covenants at September 30, 2010.
4. INSURANCE MATTERS
Professional Liability and Other Liability Insurance-
For claims made after March 9, 2001, the Company has purchased professional liability insurance coverage for its nursing centers that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred.
The Company has essentially exhausted all general and professional liability insurance available for claims asserted prior to May 31, 2010. For claims made during the period from June 1, 2010 through May 31, 2011, the Company maintains one insurance policy that covers 25 of its nursing centers with coverage limits of $250,000 per medical incident and total annual aggregate policy limits of $750,000. This policy provides the only commercially affordable insurance coverage available for claims made during this period against these nursing centers. Effective July 1, 2010, the Company entered into a professional liability insurance policy covering its 20 nursing centers in Texas, Alabama and Florida. This policy was amended effective October 1, 2010 to add the Company’s nursing center in Ohio. This policy provides indemnity insurance with coverage limits of $1,000,000 per medical incident, subject to a deductible of $495,000 per claim, with a total annual aggregate policy limit of $15,000,000 and a sublimit per center of $3,000,000. The new policy covers incidents occurring after June 30, 2010 which result in claims reported before June 30, 2011.
It is not expected that this new policy will substantially change the Company’s quarterly accrual for professional liability expense. Historically, most of the Company’s professional liability claims settle for amounts less than the deductible amount in the new policy, and a majority of claims have been asserted against nursing centers in states other than Ohio, Texas, Alabama and Florida.
Reserve for Estimated Self-Insured Professional Liability Claims-
Because the Company anticipates that its actual liability for existing and anticipated claims will exceed the Company’s professional liability insurance coverage, the Company has recorded total liabilities for professional liability and other claims of $18,302,000 as of September 30, 2010. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis. Amounts are added to the accrual for estimates of anticipated liability for claims incurred during each period, and amounts are deducted from the accrual for settlements paid on existing claims during each period.
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
The following summarizes the Company’s accrual for professional liability and other claims for the time period in which the claim arose:

	Accrual at
	September 30,	December 31,
	2010	2009
Period:
May 31, 2011	$1,836,000	$—
May 31, 2010	8,333,000	3,763,000
March 9, 2009	5,243,000	8,713,000
March 9, 2008	2,170,000	4,377,000
March 9, 2007	136,000	1,060,000
March 9, 2006 and earlier	584,000	589,000

	$18,302,000	$18,502,000

The Company’s cash expenditures for self-insured professional liability costs from continuing operations were $3,512,000 and $4,069,000 for the nine months ended September 30, 2010 and 2009, respectively.

Other Insurance-
With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. The Company is completely self-insured for workers’ compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. From June 30, 2003 until June 30, 2007, the Company’s workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. For the period from July 1, 2008 through June 30, 2011, the Company is covered by a prefunded deductible policy. Under this policy, the Company is self insured for the first $500,000 per claim, subject to an aggregate maximum of $3,000,000. The Company funds a loss fund account with the insurer to pay for claims below the deductible. The Company accounts for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred. The net liability recorded by the Company for workers’ compensation obligations is $102,000 as of September 30, 2010.
As of September 30, 2010, the Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $175,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $1,244,000 at September 30, 2010. The differences between actual settlements and reserves are included in expense in the period finalized.
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
Stock based compensation expense is non-cash and is included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. The Company recorded total stock-based compensation expense of $487,000 and $556,000 in the nine month periods ended September 30, 2010 and 2009, respectively.
6. DISCONTINUED OPERATIONS
Effective March 31, 2010, the Company terminated operations of four nursing centers in Florida under a lease that, as amended, would have expired in August 2010. The operating margins of the four facilities subject to this lease did not meet the Company’s long-term goals. These four homes contributed revenues of $6,836,000 and $18,472,000 and net income of $169,000 and $404,000 during the nine months ended September 30, 2010 and 2009, respectively. Effective March 31, 2010, the Company transitioned operations at these leased facilities to a new operator and has reclassified the operations of these facilities as discontinued operations for all periods presented in the accompanying interim consolidated financial statements. The $177,000 net loss on lease termination primarily relates to severance, legal and other costs incurred to facilitate the transition as well as the transfer of inventory.

While the results of discontinued operations reflect the direct expense related to the Florida regional office which has been closed, they do not reflect any allocation of corporate general and administrative expense or any allocation of corporate interest expense.
7. EARNINGS PER COMMON SHARE
Information with respect to basic and diluted net income per common share is presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income per common share:
Per common share — basic
Income from continuing operations	$0.02	$0.15	$0.29	$0.28
Income (loss) from discontinued operations
Operating income, net of taxes	—	0.03	0.06	0.10
Loss on disposal, net of taxes	—	—	(0.03)	—

Discontinued operations, net of taxes	—	0.03	0.03	0.10

Net income	$0.02	$0.18	$0.32	$0.38

Per common share — diluted
Income from continuing operations	$0.02	$0.15	$0.28	$0.27
Income (loss) from discontinued operations
Operating income, net of taxes	—	0.03	0.06	0.11
Loss on disposal, net of taxes	—	—	(0.03)	—

Discontinued operations, net of taxes	—	0.03	0.03	0.11

Net income	$0.02	$0.18	$0.31	$0.38

The effects of 523,000 and 564,000 weighted average SOSARs and options outstanding were excluded from the computation of diluted earnings per common share in 2010 and 2009, respectively, because these securities would have been anti-dilutive.
8. ROSE TERRACE LEASE AGREEMENT
On July 14, 2010 the Company entered into an agreement with a real estate developer to construct, furnish, and equip a 90 bed skilled nursing center near Milton, West Virginia which the Company will lease upon completion. The center will utilize a Certificate of Need the Company obtained in the June 2009 acquisition of certain assets of a skilled nursing center in Milton, West Virginia. The initial lease term is 20 years from the date the center is completed and fit for occupancy as a skilled nursing center. The Company has the option to renew the lease for two additional five-year periods. The lease was conditioned upon the Company obtaining the approval of the West Virginia Health Care Authority and the developer obtaining a commitment for a loan to finance the center’s construction cost. The Company has since received the necessary approval and the developer has secured a financing arrangement for the project, subject to final appraisal. Construction on the nursing center began in November 2010 and it is estimated the center will be completed in late 2011. The agreement also provides the Company the right to purchase the center beginning on the twelfth month of the initial term of the lease and ending after the sixtieth month of the Lease for a purchase price ranging from 110% to 120% of the total project cost.

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
As of September 30, 2010, our continuing operations consist of 46 nursing centers with 5,364 licensed nursing beds. We own 9 and lease 37 of our nursing centers included in continuing operations.
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
In the first quarter of 2010, we updated our critical accounting policies and judgments with respect to our professional liability accrual. We evaluate the adequacy of our professional liability accrual estimate for a full year and record the applicable portion of the total accrual each period. The accrual estimate is updated semi-annually. We became self insured for professional and general liability costs in 2001, and since that time we have engaged Willis to complete quarterly actuary analyses to evaluate the liability for self insured risk. Beginning in the first quarter of 2010, we changed the frequency of these reviews from quarterly to semi-annually. We conducted an actuarial review in the second quarter of this year and will conduct reviews in the fourth quarter of this year and in the second and fourth quarters of future years. We made this change as a result of determining that, absent unanticipated events, it normally takes substantially longer than three months for significant trends to develop with respect to the Company’s overall exposure for professional liability claims. Professional liability cases have a long cycle from the date of an incident to the date a case is resolved, and we believe that a semi-annual actuarial evaluation is appropriate.

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
The following table sets forth net patient and resident revenues related to our continuing operations by payor source for the periods presented (dollar amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
Medicaid	$39,630	54.3%	$38,491	54.7%	$115,636	53.9%	$111,276	53.6%
Medicare	21,809	29.9	21,438	30.5	65,275	30.4	65,447	31.6
Managed care	1,825	2.5	1,815	2.6	6,052	2.8	5,442	2.6
Private Pay and other	9,732	13.3	8,648	12.2	27,677	12.9	25,267	12.2

Total	$72,996	100.0%	$70,392	100.0%	$214,640	100.0%	$207,432	100.0%
The following table sets forth average daily skilled nursing census by payor source for our continuing operations for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
Medicaid	2,901	68.7%	2,883	69.9%	2,890	68.9%	2,842	69.5%
Medicare	541	12.8	526	12.7	551	13.1	544	13.3
Managed care	48	1.1	48	1.2	56	1.3	50	1.2
Private Pay and other	733	17.4	667	16.2	699	16.7	652	16.0

Total	4,223	100.0%	4,124	100.0%	4,196	100.0%	4,088	100.0%
Consistent with the nursing home industry in general, changes in the mix of a center’s patient population among Medicaid, Medicare, managed care, and private pay and other can significantly affect the profitability of the center’s operations.
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
In March 2010, significant legislation concerning health care and health insurance was passed, including the “Patient Protection and Affordable Care Act”, (“Patient Protection Act”) along with the “Health Care and Education Reconciliation Act of 2010” (“Reconciliation Act”) collectively defined as the “Legislation.” We expect this Legislation to impact our Company, our employees and our patients and residents in a variety of ways. Some aspects of these new laws are immediate while others will be phased in over the next ten years when all mandates become effective. This Legislation significantly changes the future responsibility of employers with respect to providing health care coverage to employees in the United States. Two of the main provisions of the Legislation become effective in 2014 whereby most individuals will be required to either have health insurance or pay a fine and employers with 50 or more employees will either have to provide minimum essential coverage or will be subject to additional taxes. We have not estimated the financial impact of the Legislation and the costs associated with complying with the increased levels of health insurance we will be required to provide our employees and their dependents in future years. We expect the Legislation will result in increased operating expenses.
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
During 2010, CMS finalized Medicare payment rates, effective October 1, 2010, that are expected to increase reimbursement to skilled nursing centers by approximately 1.7% compared to the fiscal year ending September 30, 2010. The increase is the net effect of a 2.3% inflation increase as measured by the SNF market basket, offset by a 0.6% decrease intended to correct a CMS forecasting error that was made in an inflation increase for the Medicare fiscal year ending September 30, 2009.

Effective October 1, 2010, CMS implemented MDS 3.0, a new patient assessment tool for the collection of clinical data to be used for classification into the RUG categories for all Medicare patients and those Medicaid patients in RUGS-based reimbursement states. In addition to the patient assessment tool, CMS has temporarily expanded RUG categories to 66 under RUGS IV up from 53 under RUGS III. While the MDS 3.0 patient assessment tool is not expected to change or require further legislation for CMS to continue, the RUGS IV change is only temporary unless the RUG category expansion is officially accelerated via legislation. The other alternative is that effective January 2011, CMS implements a hybrid RUGS III system (“RUGS III Hybrid”) and retroactively adjusts claims for services after October 1, 2010 according to this proposed RUGS III Hybrid model. Currently, we are unable to estimate the effect that the new RUG categories and the new assessment tool will have on our Medicare revenues, though CMS has previously stated that the expansion of RUG categories is expected to be budget neutral.
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
On November 2, 2010, CMS released a final proposed rule as part of the Medicare Physician Fee Schedule that is scheduled to become effective January 1, 2011. The policy will impact the reimbursement we receive for Medicare Part B therapy services provided to the Medicaid and private pay residents in our facilities. Like the original proposed rule, the policy would provide that Medicare Part B pay the full rate for the therapy unit of service that has the highest Practice Expense (PE) component for each patient on each day they receive therapy treatments. However, the reimbursement for second and subsequent therapy units for each patient each day would be reimbursed at a rate equal to 75% of the applicable PE component, up from only 50% in the original proposed rule. The policy, if not adjusted prior to January 1, 2011, is expected to reduce our Medicare Part B revenues.
Supply Services. CMS issued regulations that became effective October 1, 2009 that prohibit us from billing Medicare Part B for certain enteral nutrition, urological, ostomy and tracheostomy supplies. Beginning October 1, 2009, these services are now provided by third parties. We are still required to provide the labor for the delivery of service but are no longer a supplier and are not entitled to any compensation for providing such labor. These regulations have resulted in reductions of annual revenue and net income of approximately $1.3 million and $0.3 million, respectively.
Medicaid
Several states in which we operate face budget shortfalls, which could result in reductions in Medicaid funding for nursing centers. The federal government made an effort to address the financial challenges state Medicaid programs are facing by increasing the amount of Medicaid funding available to states. On February 17, 2009, the American Recovery and Reinvestment Act of 2009, (“ARRA”) was enacted. Among other provisions, ARRA provided $87 billion for a temporary period to assist states in maintaining and expanding Medicaid enrollment. Pressures on state budgets are expected to continue in the future and are expected to result in Medicaid rate reductions once the ARRA provisions that assist states in maintaining and expanding Medicaid end on December 31, 2010. In August 2010, the federal government passed legislation that will provide limited additional funding to assist states in matching Medicaid, similar to some of the ARRA provisions. The additional matching funds will continue through June 2011 and will be less in the second quarter of 2011 than the first quarter of 2011.

We receive the majority of our annual Medicaid rate increases during the third quarter of each year. The rate changes received in the third quarter of 2009 were the primary contributor to our 2.2% increase in average rate per day for Medicaid patients in 2010 but were accompanied by provider tax increases in certain states, which reduced the net effective Medicaid rate increase to approximately 1.8%. We received annual Medicaid rate increases during the third quarter of 2010 of approximately 1.6%.
We are unable to predict what, if any, reform proposals or reimbursement limitations will be implemented in the future, or the effect such changes would have on our operations. For the nine months ended September 30, 2010, we derived 30.4% and 53.9% of our total patient and resident revenues related to continuing operations from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on our profitability.
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
Licensure and other Health Care Laws
All our nursing centers must be licensed by the state in which they are located in order to accept patients, regardless of payor source. In most states, nursing centers are subject to certificate of need laws, which require us to obtain government approval for the construction of new nursing centers or the addition of new licensed beds to existing centers. Our nursing centers must comply with detailed statutory and regulatory requirements on an ongoing basis in order to qualify for licensure, as well as for certification as a provider eligible to receive payments from the Medicare and Medicaid programs. Generally, the requirements for licensure and Medicare/Medicaid certification are similar and relate to quality and adequacy of personnel, quality of medical care, record keeping, dietary services, resident rights, and the physical condition of the center and the adequacy of the equipment used therein. Each center is subject to periodic inspections, known as “surveys” by health care regulators, to determine compliance with all applicable licensure and certification standards. Such requirements are both subjective and subject to change. If the survey concludes that there are deficiencies in compliance, the center is subject to various sanctions, including but not limited to monetary fines and penalties, suspension of new admissions, non-payment for new admissions and loss of licensure or certification. Generally, however, once a center receives written notice of any compliance deficiencies, it may submit a written plan of correction and is given a reasonable opportunity to correct the deficiencies. There can be no assurance that, in the future, we will be able to maintain such licenses and certifications for our facilities or that we will not be required to expend significant sums in order to comply with regulatory requirements. Recently, we have experienced an increase in the severity of survey citations and the size of monetary penalties, consistent with industry trends.

Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of September 30, 2010, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

		Less than	1 to 3	3 to 5	After
Contractual Obligations	Total	1 year	Years	Years	5 Years
Long-term debt obligations (1)	$25,830	$21,782	$4,048	$—	$—
Settlement obligations (2)	$2,061	$2,061	$—	$—	$—
Series C Preferred Stock (3)	$4,918	$4,918	$—	$—	$—
Elimination of Preferred Stock Conversion feature (4)	$5,494	$687	$1,374	$1,374	$2,059
Operating leases	$583,525	$22,436	$46,470	$48,769	$465,850
Required capital expenditures under mortgage loans and operating leases (5)	$21,717	$541	$621	$621	$19,934

Total	$643,545	$52,425	$52,513	$50,764	$487,843

(1)	Long-term debt obligations include scheduled future payments of principal and interest of long-term debt and amounts outstanding on our revolving line of credit and capital lease obligations.

(2)	Settlement obligations relate to professional liability cases that will be paid within the next twelve months. The liabilities are included in our current portion of self insurance reserves.

(3)	Series C Preferred Stock equals the redemption value at the preferred shareholder’s earliest redemption date.

(4)	Payments to Omega for the elimination of the preferred stock conversion feature in connection with restructuring the preferred stock and master lease agreements. Monthly payments of approximately $57,000 will be made through the end of the initial lease period that ends in September 2018.

(5)	Includes annual expenditure requirements for capital maintenance under mortgage loan covenants and annual capital expenditure requirements under operating leases.
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.5 times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change of control of the Company (as defined). The maximum contingent liability under these agreements is approximately $1.9 million as of September 30, 2010. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by us or the employee. In addition, upon the occurrence of any triggering event, those certain members of management may elect to require that we purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of our common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of our stock on September 30, 2010, the maximum contingent liability for the repurchase of the equity grants is approximately $0.2 million. No amounts have been accrued for this contingent liability for members of management we currently employ.

Results of Operations
The results of operations presented have been reclassified to present the effects of certain divestitures discussed in the overview to “Managements Discussion and Analysis of Financial Condition and Results of Operations.”
The following tables present the unaudited interim statements of income and related data for the three and nine month periods ended September 30, 2010 and 2009:

	Three Months Ended September 30,
(in thousands)	2010	2009	Change	%
PATIENT REVENUES, net	$72,996	$70,392	2,604	3.7

EXPENSES:
Operating	58,534	56,315	2,219	3.9
Lease	5,661	5,462	199	3.6
Professional liability	1,684	817	867	106.1
General and administrative	4,954	4,428	526	11.9
Depreciation and amortization	1,453	1,382	71	5.1

Total expenses	72,286	68,404	3,882	5.7

OPERATING INCOME	710	1,988	(1,278)	(64.3)

OTHER INCOME (EXPENSE):
Interest income	—	5	(5)	(100.0)
Interest expense	(413)	(456)	43	9.4

	(413)	(451)	38	8.4

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	297	1,537	(1,240)	(80.7)
PROVISION FOR INCOME TAXES	(68)	(600)	532	88.7

NET INCOME FROM CONTINUING OPERATIONS	$229	$937	(708)	(75.6)

	Nine Months Ended September 30,
(in thousands)	2010	2009	Change	%
PATIENT REVENUES, net	$214,640	$207,432	7,208	3.5

EXPENSES:
Operating	170,324	163,720	6,604	4.0
Lease	16,899	16,207	692	4.3
Professional liability	4,095	6,392	(2,297)	(35.9)
General and administrative	14,719	13,559	1,160	8.6
Depreciation and amortization	4,301	4,053	248	6.1

Total expenses	210,338	203,931	6,407	3.1

OPERATING INCOME	4,302	3,501	801	22.9

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	—	191	(191)	(100.0)
Other income	—	549	(549)	(100.0)
Interest income	—	159	(159)	(100.0)
Interest expense	(1,224)	(1,423)	199	14.0

Debt retirement costs	(127)	—	(127)	—

	(1,351)	(524)	(827)	157.8

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,951	2,977	(26)	(0.9)
PROVISION FOR INCOME TAXES	(1,028)	(1,141)	113	9.9

NET INCOME FROM CONTINUING OPERATIONS	$1,923	$1,836	87	4.7

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Percentage of Net Revenues	2010	2009	2010	2009
PATIENT REVENUES, net	100.0%	100.0%	100.0%	100.0%

EXPENSES:
Operating	80.2	80.0	79.4	78.9
Lease	7.7	7.8	7.9	7.8
Professional liability	2.3	1.2	1.9	3.1
General and administrative	6.8	6.3	6.8	6.5
Depreciation and amortization	2.0	1.9	2.0	2.0

Total expenses	99.0	97.2	98.0	98.3

OPERATING INCOME OTHER INCOME (EXPENSE):	1.0	2.8	2.0	1.7

Foreign currency transaction gain	—	—	—	0.1
Other income	—	—	—	0.3
Interest income	—	—	(0.5)	0.1
Interest expense	(0.6)	(0.6)	(0.1)	(0.7)

	(0.6)	(0.6)	(0.6)	(0.2)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	0.4	2.2	1.4	1.5
PROVISION FOR INCOME TAXES	(0.1)	(0.9)	(0.5)	(0.6)

NET INCOME FROM CONTINUING OPERATIONS	0.3%	1.3%	0.9%	0.9%

Three Months Ended September 30, 2010 Compared With Three Months Ended September 30, 2009
Patient Revenues
Patient revenues increased to $73.0 million in 2010 from $70.4 million in 2009, an increase of $2.6 million, or 3.7%. CMS reduced Medicare rates by 1.1% effective October 1, 2009, reducing revenues by $0.2 million in the third quarter of 2010 versus 2009, compared to a market basket adjustment that otherwise would have increased rates by 2.2%. In spite of the CMS Medicare rate cut, we were able increase revenues through a 2.9% increase in Medicare census and a 2.4% increase in total census, including higher Medicaid, private pay and hospice census. We also experienced higher Medicaid rates in 2010 as discussed below.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Three Months Ended
	September 30,
	2010	2009
Skilled nursing occupancy	78.7%	77.0%
Medicare census as percent of total	12.8%	12.7%
Managed care census as percent of total	1.1%	1.2%
Medicare revenues as percent of total	29.9%	30.5%
Medicaid revenues as percent of total	54.3%	54.7%
Managed care revenues as percent of total	2.5%	2.6%
Medicare average rate per day	$388.37	$401.88
Medicaid average rate per day	$148.21	$144.96
Managed care average rate per day	$394.11	$379.91

Our average rate per day for Medicare Part A patients decreased 3.4% in 2010 compared to 2009 as a result of CMS reducing Medicare rates effective October 1, 2009 and lower patient acuity levels. Our average rate per day for Medicaid patients increased 2.2% in 2010 compared to 2009 as a result of rate increases in certain states and increasing patient acuity levels.
Operating expense
Operating expense increased to $58.5 million in 2010 from $56.3 million in 2009, an increase of $2.2 million, or 3.9%. This increase is primarily attributable to cost increases related to wages and other costs discussed below. Operating expense increased to 80.2% of revenue in 2010, compared to 80.0% of revenue in 2009 primarily as a result of the lower Medicare average rate per day as well as the other expense increases described below. Had we received the expected Medicare market basket adjustment on October 1, 2009, our operating expenses would have been 79.5% of revenue in the third quarter of 2010.
The largest component of operating expenses is wages, which increased to $36.3 million in 2010 from $34.2 million in 2009, an increase of $2.1 million, or 6.2%. Wages increased primarily as a result of labor costs associated with increases in census levels, competitive labor markets in most of the areas in which we operate and regular merit and inflationary raises for personnel (increase of approximately 1.8% for the period). We added approximately $100,000 in nursing center payroll costs to improve our ability to market to and care for high acuity patients. We also experienced temporary increases in wages that resulted from the transition to the new MDS 3.0 patient assessment tool in all our facilities and training costs related to the implementation of electronic medical records (“EMR”) systems in three facilities during the third quarter of 2010. These initiatives resulted in $0.3 million in temporary operating cost increases during 2010, composed primarily of temporary operating wage cost increases for training. We expect to continue to see additional expenses during 2010 and 2011 related to deployment of our electronic medical record system.
Bad debt expense related to our accounts receivable was $0.4 million higher in 2010 compared to 2009. Collections experience was better during 2009 compared to 2010, resulting in higher bad debt expense in this period compared to the previous year.
Workers compensation insurance expense decreased approximately $0.3 million in 2010 compared to 2009. The decrease is the result of better claims experience in 2010 compared to 2009.
Employee health insurance costs were approximately $0.6 million less in 2010 compared to 2009, a decrease of 29%. The Company is self insured for the first $175,000 in claims per employee each year, and we experienced a lower level of claims costs during 2010. Employee health insurance costs can vary significantly from year to year, and we evaluate the provisions of these plans annually. Effective January 1, 2010, we implemented changes to our health insurance plans to increase employee-paid premiums and deductibles.
The remaining increases in operating expenses are primarily related to growth in Medicare and total census.
Lease expense
Lease expense increased to $5.7 million in 2010 from $5.5 million in 2009. The primary reason for the increase in lease expense was rent for the Brentwood Terrace replacement center completed in August 2009 as well as rent increases for lessor funded property renovations.

Professional liability
Professional liability expense was $1.7 million in 2010 compared to $0.8 million in 2009, an increase of $0.9 million. We were engaged in 34 professional liability lawsuits as of September 30, 2010, compared to 31 as of September 30, 2009. Our cash expenditures for professional liability costs of continuing operations were $1.3 million and $1.4 million for 2010 and 2009, respectively. Professional liability cash expenditures can fluctuate from year to year.
General and administrative expense
General and administrative expenses were approximately $5.0 million in 2010 compared to $4.4 million in 2009, an increase of $0.6 million, or 11.9%. As a percentage of revenue, general and administrative expense increased to 6.9% in 2010 from 6.3% in 2009. We experienced increased costs of $0.1 million related to the transition to the new MDS 3.0 patient assessment tool at all facilities and training costs related to the implementation of electronic medical records systems in 3 facilities during the third quarter of 2010. We incurred $0.1 million in non-recurring general and administrative expenses related to severance costs and hiring costs related to new positions. We also experienced higher compensation costs of $0.1 million as a result of filling positions that were temporarily open during 2009 and wage increases of 1.6%. Performance-based incentive expense increased $0.2 million. Effective January 1, 2009, we instituted a wage freeze for our corporate and regional management teams, with reduced wage increases for the balance of our employees. These policies have been extended in 2010 and will be reevaluated as business and economic conditions merit.
Depreciation and amortization
Depreciation and amortization expense was approximately $1.5 million and $1.4 million in 2010 and 2009, respectively.
Interest expense
Interest expense decreased to $0.4 million in 2010 compared to $0.5 million in 2009. The reduction in expense is primarily due to principal payments made to our debt outstanding.
Income from continuing operations before income taxes; income from continuing operations per common share
As a result of the above, continuing operations reported income before income taxes of $0.3 million in 2010 compared to $1.5 million in 2009. The provision for income taxes was $0.1 million in 2010 compared to $0.6 million in 2009. The basic and diluted income per common share from continuing operations were $0.02 each in 2010, compared to $0.15 each in 2009.
Nine Months Ended September 30, 2010 Compared With Nine Months Ended September 30, 2009
Patient Revenues
Patient revenues increased to $214.6 million in 2010 from $207.4 million in 2009, an increase of $7.2 million, or 3.5%. CMS reduced Medicare rates by 1.1% effective October 1, 2009, reducing revenues by $0.7 million in 2010 versus 2009, compared to a market basket adjustment that otherwise would have increased rates by 2.2%. In spite of the CMS Medicare rate cut, we were able increase revenues through a 1.3% increase in Medicare census and a 2.6% increase in total census, including higher Medicaid, private pay and hospice census. We also experienced higher Medicaid rates in 2010 as discussed below.

The following table summarizes key revenue and census statistics for continuing operations for each period:

	Nine Months Ended
	September 30,
	2010	2009
Skilled nursing occupancy	78.2%	76.4%
Medicare census as percent of total	13.1%	13.3%
Managed care census as percent of total	1.3%	1.2%
Medicare revenues as percent of total	30.4%	31.6%
Medicaid revenues as percent of total	53.9%	53.6%
Managed care revenues as percent of total	2.8%	2.6%
Medicare average rate per day	$390.35	$400.46
Medicaid average rate per day	$146.27	$143.08
Managed care average rate per day	$388.24	$377.35
Our average rate per day for Medicare Part A patients decreased 2.5% in 2010 compared to 2009 as a result of CMS reducing Medicare rates effective October 1, 2009 and lower patient acuity levels as evidenced by lower average RUG levels of our Medicare patients. Our average rate per day for Medicaid patients increased 2.2% in 2010 compared to 2009 as a result of rate increases in certain states, partially funded by increased provider taxes, and increasing patient acuity levels. Taking higher provider taxes into consideration, the net increase in average rate per day for Medicaid patients was 1.8%.
Operating expense
Operating expense increased to $170.3 million in 2010 from $163.7 million in 2009, an increase of $6.6 million, or 4.0%. This increase is primarily attributable to cost increases related to wages and other costs discussed below. Operating expense increased to 79.4% of revenue in 2010, compared to 78.9% of revenue in 2009 primarily as a result of the lower Medicare average rate per day as well as the other expense increases described below. Had we received the expected Medicare market basket adjustment on October 1, 2009, our operating expenses would have been 78.6% of revenue in 2010.
The largest component of operating expenses is wages, which increased to $104.5 million in 2010 from $99.4 million in 2009, an increase of $5.1 million, or 5.1%. Wages increased primarily as a result of labor costs associated with increases in census levels, competitive labor markets in most of the areas in which we operate and regular merit and inflationary raises for personnel (increase of approximately 2.1% for the period). We added approximately $100,000 in nursing center payroll costs to improve our ability to market to and care for high acuity patients. We also experienced temporary increases in wages that resulted from the transition to the new MDS 3.0 patient assessment tool in all our facilities and training costs related to the implementation of electronic medical records systems in 3 facilities during the third quarter of 2010. These initiatives resulted in $0.3 million in temporary operating cost increases during 2010, composed primarily of temporary operating wage cost increases for training. We expect to continue to see additional expenses during 2010 and 2011 related to deployment of our electronic medical record system.
Payroll taxes increased $0.6 million during the period, or 7.9%, as a result of increases in unemployment tax rates and higher wages.
Provider taxes increased approximately $0.5 million in 2010, primarily due to increases in tax rates and higher census in certain states in which we operate.

Partially offsetting these expense increases during 2010 were lower expenses related to the acquisition of certain assets of a West Virginia skilled nursing center during 2009. During 2009, we expensed $0.2 million in amounts paid to the seller in excess of the original agreed upon purchase price in this acquisition. We accounted for these advances in excess of the purchase price as operating expenses during 2009.
Employee health insurance costs were approximately $0.4 million lower in 2010 compared to 2009, a decrease of 6.9%. The Company is self insured for the first $175,000 in claims per employee each year, and we experienced a lower level of claims costs during 2010. Employee health insurance costs can vary significantly from year to year, and we evaluate the provisions of these plans annually. Effective January 1, 2010, we implemented changes to our health insurance plans to increase employee-paid premiums and deductibles, which have reduced the level of cost increases borne by the Company during the year.
Workers compensation insurance expense decreased approximately $0.3 million in 2010 compared to 2009. The decrease is the result of better claims experience in 2010 compared to 2009.
The remaining increases in operating expense are primarily due to the effects of the increase in patient census.
Lease expense
Lease expense increased to $16.9 million in 2010 from $16.2 million in 2009. The primary reason for the increase in lease expense was rent for the Brentwood Terrace replacement center completed in August 2009 as well as rent increases for lessor funded property renovations.
Professional liability
Professional liability expense was $4.1 million in 2010 compared to $6.4 million in 2009, a decrease of $2.3 million. We were engaged in 34 professional liability lawsuits as of September 30, 2010, compared to 31 as of September 30, 2009. Our cash expenditures for professional liability costs of continuing operations were $3.5 million and $4.1 million for 2010 and 2009, respectively. Professional liability cash expenditures can fluctuate from year to year.
General and administrative expense
General and administrative expenses were approximately $14.7 million in 2010 compared to $13.6 million in 2009, an increase of $1.1 million, or 8.6%. As a percentage of revenue, general and administrative expense increased to 6.9% in 2010 from 6.5% in 2009. We experienced increased costs of $0.1 million related to the transition to the new MDS 3.0 patient assessment tool at all facilities and training costs related to the implementation of electronic medical records systems in 3 facilities during the third quarter of 2010. In 2010, we incurred $0.5 million in non-recurring general and administrative expense comprised of charges for executive severance and hiring costs related to new positions. We also experienced higher compensation costs of $0.3 million as a result of filling positions that were temporarily open during 2009 and wage increases of 1.6%. We also saw increased performance-based incentive expense of $0.7 million. Effective January 1, 2009, we instituted a wage freeze for our corporate and regional management teams, with reduced wage increases for the balance of our employees. These policies have been extended in 2010 and will be reevaluated as business and economic conditions merit.

Depreciation and amortization
Depreciation and amortization expense was approximately $4.3 million in 2010 and $4.1 million in 2009. The increase in 2010 is primarily due to depreciation and amortization expenses related to capital expenditures for additions to property and equipment.
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
Interest expense
Interest expense decreased to $1.2 million in 2010 compared to $1.4 million in 2009. The reduction in expense is primarily due to principal payments made to our debt outstanding.
Income from continuing operations before income taxes; income from continuing operations per common share
As a result of the above, continuing operations reported income before income taxes of $3.0 million in 2010 and 2009. The provision for income taxes was $1.0 million in 2010, an effective rate of 34.8% and $1.1 million in 2009, an effective rate of 38.3%. The basic and diluted income per common share from continuing operations were $0.29 and $0.28, respectively, in 2010 compared to $0.28 and $0.27, respectively, in 2009.
Liquidity and Capital Resources
Liquidity
Our primary source of liquidity is the net cash flow provided by the operating activities of our facilities. We believe that these internally generated cash flows will be adequate to service existing debt obligations, fund required capital expenditures as well as provide cash flows for investing opportunities. In determining priorities for our cash flow, we evaluate alternatives available to us and select the ones that we believe will most benefit the Company over the long term. Options for our cash include, but are not limited to, capital improvements, dividends, purchase of additional shares of our common stock, acquisitions, payment of existing debt obligations, preferred stock redemptions as well as initiatives to improve facility performance. We review these potential uses and align them to our cash flows with a goal of achieving long term success. We plan to invest in business initiatives and development that will increase our operating expenses for the next one to two years as part of our plan to improve our high acuity offerings.
Net cash provided by operating activities of continuing operations totaled $7.5 million and $9.5 million in 2010 and 2009, respectively. Operating activities of discontinued operations provided cash of $1.1 million and $1.6 million in 2010 and 2009, respectively.

Investing activities of continuing operations used cash of $4.4 million and $5.3 million in 2010 and 2009, respectively. These amounts primarily represent cash used for purchases of property, plant and equipment, offset by collections on a note receivable of $4.2 million in 2009. We have used between $6.6 million and $9.7 million for capital expenditures of continuing operations in each of the three calendar years ended December 31, 2009. The $4.8 million in “payment for construction in progress — leased center” in 2009, relates to the replacement center that was constructed in Texas with lease financing. During the third quarter 2009, the center was completed and the sale and leaseback of the Brentwood Terrace center was deemed to have occurred. Investing activities of discontinued operations used cash of $45,000 and $184,000 in 2010 and 2009, respectively.
Financing activities of continuing operations used cash of $2.3 million in 2010 and provided cash of $0.4 million in 2009. Net cash used in 2010 primarily resulted from payment and refinancing of existing debt obligations of $4.1 million and paying $0.5 million in financing costs in connection with the new revolving credit facility under which we borrowed $3.5 million. Cash used in 2009 primarily resulted from payment of existing debt obligations of $3.5 million. The $4.8 million in “construction allowance receipts — leased center” in 2009 relates to the replacement center that was constructed in Texas with lease financing. During the third quarter 2009, the center was completed and the sale and leaseback of the Brentwood Terrace center was deemed to have occurred.
Electronic Medical Records
During 2010, we developed a plan to introduce EMR to all our facilities. We expect to complete our EMR implementation plan during the remainder of 2010 and 2011. It is anticipated that our investment in EMR will provide operational improvements through automation of record keeping and improvement in clinical records quality. Through September 30, 2010 we have capitalized $1.2 million related to our EMR initiative and expensed $0.1 million in expenditures. We began our EMR initiative with those certain facilities where we expect to see the most immediate improvement in revenue capture and operational efficiencies. We expect to have total expenses during 2010 and 2011 related to implementing our electronic medical record system of between $2.5 million $3.0 million and total capital expenditures during this period of approximately $3.5 million.
Dividends
On November 2, 2010, the Board of Directors declared a quarterly dividend on common shares of $0.055 per share. We first began paying a quarterly common dividend in August 2009. While the Board of Directors intends to pay quarterly dividends, the Board will make the determination of the amount of future cash dividends, if any, to be declared and paid based on, among other things, the Company’s financial condition, funds from operations, the level of its capital expenditures and its future business prospects and opportunities.
Preferred Stock
At September 30, 2010 we have outstanding 5,000 shares of Series C Preferred Stock that has a stated value of approximately $4.9 million which pays an annual dividend rate of 7% of its stated value. Dividends on the Series C Preferred Stock are paid quarterly in cash. The Series C Preferred Stock was issued to Omega in 2006 and is not convertible, but is redeemable at its stated value at Omega’s option effective September 30, 2010, and since September 30, 2007, is redeemable at its stated value at our option. Redemption under our option or Omega’s is subject to certain limitations. We believe we have adequate resources to redeem the Series C Preferred Stock.

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
We have essentially exhausted all general and professional liability insurance available for claims first asserted prior to May 31, 2010. For claims made during the period from June 1, 2010 through May 31, 2011, we maintain one insurance policy that covers 25 of our facilities with coverage limits of $250,000 per medical incident and total annual aggregate policy coverage limits of $750,000. This policy provides the only commercially affordable insurance coverage available for claims made during this period against these nursing centers. Effective July 1, 2010, obtained another professional liability insurance policy covering our 20 nursing centers in Texas, Alabama and Florida. This policy was amended effective October 1, 2010 to add our nursing center in Ohio. This policy provides indemnity insurance with coverage limits of $1,000,000 per medical incident, subject to a deductible of $495,000 per claim, with a total annual aggregate policy limit of $15,000,000 and a sublimit per center of $3,000,000. The new policy covers incidents occurring after June 30, 2010 which result in claims reported before June 30, 2011.
We do not expect this new policy to substantially change our professional liability expense. Historically, most of our professional liability claims settle for less than the deductible amount in the new policy, and a majority of claims have been asserted against facilities located in states other than Ohio, Texas, Alabama and Florida.
As of September 30, 2010, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred but unreported claims of $18.3 million. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
Capital Resources
As of September 30, 2010, we had $24.5 million of outstanding borrowings, with $20.8 million classified as a current component of long-term debt. The $24.5 million is comprised primarily of $20.7 million owed on our mortgage loan and $3.5 million owed on our revolving line of credit discussed below. The $20.7 million outstanding on our mortgage loan is due in August 2011. As a result, it is classified as a current liability. We are currently engaged in discussions with lenders and expect to refinance this debt in the ordinary course of business prior to the scheduled maturity. As a result of changes in banking industry business practices since we entered into our current mortgage loan in 2006, we expect the refinancing will result in a higher interest rate than we currently experience. The mortgage loan and the revolving line of credit carry interest rates of LIBOR plus 3.75% and LIBOR (subject to a floor of 3.0%) plus 3.5%, respectively. At September 30, 2010, these rates were approximately 4.0% and 6.5%, respectively.
On March 17, 2010, we entered into an agreement with a bank for a $15 million revolving credit facility (the “revolver”), replacing our previous bank revolving credit facility which was to expire in August 2010. In addition to replacing the existing revolving credit facility, we used $3.5 million in proceeds from the facility to retire our existing bank term loan and pay certain transaction costs. The new revolver has a term of three years (expiring March 2013) and bears interest at our option of LIBOR (subject to a floor of 3.0%) plus 3.5% or the bank’s prime lending rate. In connection with the transaction, we recorded debt retirement costs of $0.1 million. These costs relate to the write off of deferred financing costs of the term loan that was retired with proceeds of the revolver. In connection with the new revolving credit facility financing, we recorded deferred loan costs of $0.4 million, of which $0.2 million were paid at closing with proceeds from the facility.
The revolver is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions. As of September 30, 2010, we had $3.5 million in borrowings outstanding under the revolving credit facility. Annual fees for letters of credit issued under this revolver are 3.00% of the amount outstanding. We have a letter of credit of $5.4 million to serve as a security deposit for our facility lease. This letter of credit was reduced to $4.6 million in October 2010 under the terms of our lease. Considering the balance of eligible accounts receivable at September 30, 2010, the current balance of the letter of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $15 million, the balance available for revolving credit loans after the reduction in the letter of credit is $7.0 million. Eligible accounts receivable are calculated as defined and consider 80% of certain net receivables while excluding receivables from private pay patients, those pending approval by Medicaid and receivables greater than 90 days.
Our debt agreements contain various financial covenants, the most restrictive of which relate to cash flow, census and debt service coverage ratios. We are in compliance with all such covenants at September 30, 2010. Our calculated compliance with financial covenants is presented below:

		Level at
	Requirement	September 30, 2010
Minimum fixed charge coverage ratio	≥1.05:1.00	1.17
Debt service coverage ratio (mortgaged facilities)	≥1.30:1.00	3.51
Lease agreement — West Virginia Nursing Center
On July 14, 2010 we entered into an agreement with a real estate developer that will construct, furnish, and equip a 90 bed skilled nursing center near Milton, West Virginia which we will lease upon completion. The center will utilize a Certificate of Need we initially obtained in the June 2009 acquisition of certain assets of a skilled nursing center in Milton, West Virginia. The initial lease term is 20 years from the date the center is completed and fit for occupancy as a skilled nursing center. We have the option to renew the lease for two additional five-year periods. The lease was conditioned upon our obtaining the approval of the West Virginia Health Care Authority and the developer obtaining a commitment for a loan to finance the center’s construction cost. We have since received the necessary approval and the developer has secured a financing arrangement for the project, subject to final appraisal. Construction on the nursing center began in November 2010 and it is estimated the center will be completed in late 2011. The agreement also provides us the right to purchase the center beginning on the twelfth month of the initial term of the lease and ending after the sixtieth month of the lease for a purchase price ranging from 110% to 120% of the total project cost.
Center Renovations
During 2005, we began an initiative to complete strategic renovations of certain facilities to improve occupancy, quality of care and profitability. We developed a plan to begin with those facilities with the greatest potential for benefit, and began the renovation program during the third quarter of 2005. As of September 30, 2010, we have completed renovations at fifteen facilities and we are developing plans for additional renovation projects.
A total of $22.1 million has been spent on these renovation programs to date, with $15.0 million financed through Omega, $6.0 million financed with internally generated cash, and $1.1 million financed with long-term debt.
For the thirteen facilities with renovations completed as of the beginning of the third quarter 2010 compared to the last twelve months prior to the commencement of renovation, average occupancy increased from 69.2% to 77.2% and Medicare average daily census increased from a total of 146 to 161 in the third quarter of 2010.
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
Accounts receivable attributable to patient services of continuing operations totaled $25.8 million at September 30, 2010 compared to $23.8 million at December 31, 2009, representing approximately 33 and 31 days revenue in accounts receivable, respectively.
The allowance for bad debt was $2.9 million and $2.6 million at September 30, 2010 and December 31, 2009, respectively. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.
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
Off-Balance Sheet Arrangements
We had a letter of credit outstanding of approximately $5.4 million as of September 30, 2010, which serves as a security deposit for our facility lease. This letter of credit was reduced to $4.6 million in October 2010 under the terms of our lease. Our accounts receivable serve as the collateral for this revolving credit facility.
Forward-Looking Statements
The foregoing discussion and analysis provides information deemed by management to be relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009. Certain statements made by or on behalf of us, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those contemplated by the forward-looking statements made herein. In addition to any assumptions and other factors referred to specifically in connection with such statements, other factors, many of which are beyond our ability to control or predict, could cause our actual results to differ materially from the results expressed or implied in any forward-looking statements including, but not limited to, our ability to successfully construct and operate the new nursing center in West Virginia, our ability to increase census at our renovated facilities, changes in governmental reimbursement, government regulation, the impact of the recently adopted federal health care reform or any future health care reform, our ability to refinance our mortgage loan in the ordinary course of business, any increases in the cost of borrowing under our credit agreements, our ability to comply with covenants contained in those credit agreements, the outcome of professional liability lawsuits and claims, our ability to control ultimate professional liability costs, the accuracy of our estimate of our anticipated professional liability expense, the impact of future licensing surveys, the outcome of regulatory proceedings alleging violations of laws and regulations governing quality of care or violations of other laws and regulations applicable to our business, costs and impacts associated with the implementation of our electronic medical records plan, the costs of investing in our business initiatives and development, our ability to control costs, changes to our valuation of deferred tax assets, changes in occupancy rates in our facilities, changing economic and competitive conditions, changes in anticipated revenue and cost growth, changes in the anticipated results of operations, the effect of changes in accounting policies as well as others. Investors also should refer to the risks identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as risks identified in Part II. “Item 1A. Risk Factors” below for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the Company’s business plans and prospects. Such cautionary statements identify important factors that could cause our actual results to materially differ from those projected in forward-looking statements. In addition, we disclaim any intent or obligation to update these forward-looking statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of September 30, 2010, we had outstanding debt borrowings of approximately $24.2 million, all of which are at variable rates of interest. In the event that interest rates were to change 1%, the impact on future pre-tax cash flows would be approximately $0.2 million annually, representing the impact of increased or decreased interest expense on variable rate debt. In March 2010, we entered into an agreement with a bank for a $15 million revolving credit facility, replacing our previous bank revolving credit facility which was to expire in August 2010. The revolver bears interest at our option of LIBOR (subject to a floor of 3.0%) plus 3.5% or the bank’s prime lending rate. As a result of changes in banking industry business practices since we entered into our previous credit facility in 2007, the revolving credit facility has a higher interest rate than the previous credit facility. We expect this trend to impact our mortgage loan as we expect to refinance it in the ordinary course of business prior to its maturity.
ITEM 4. CONTROLS AND PROCEDURES
Advocat, with the participation of our principal executive and financial officers has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2010. Based on this evaluation, the principal executive and financial officers have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that has occurred during our fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The provision of health care services entails an inherent risk of liability. Participants in the health care industry are subject to lawsuits alleging malpractice, product liability, or related legal theories, many of which involve large claims and significant defense costs. Like many other companies engaged in the long-term care profession in the United States, we have numerous pending liability claims, disputes and legal actions for professional liability and other related issues. It is expected that we will continue to be subject to such suits as a result of the nature of our business. Further, as with all health care providers, we are periodically subject to regulatory actions seeking fines and penalties for alleged violations of health care laws and are potentially subject to the increased scrutiny of regulators for issues related to compliance with health care fraud and abuse laws and with respect to the quality of care provided to residents of our facility. Like other health care providers, in the ordinary course of our business, we are also subject to claims made by employees and other disputes and litigation arising from the conduct of our business.
As of September 30, 2010, we are engaged in 34 professional liability lawsuits. Eight lawsuits are currently scheduled for trial during the next nine months, and it is expected that additional cases will be set for trial. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
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
In recent years, there have been initiatives on the federal and state levels for comprehensive reforms affecting the availability, payment and reimbursement of healthcare services in the United States. In March 2010, significant legislation concerning health care and health insurance was passed which will significantly change the future of health care in the United States. If the reforms are phased in over the next ten years as currently enacted, they may significantly increase our costs to provide employee health insurance and have an adverse effect on our financial condition and results of operations. It is also expected that this new legislation will impact our operations and reimbursement from Federal programs such as Medicare and Medicaid as well as private insurance. The ultimate timing of the implementation of this new healthcare reform legislation or any subsequent legislation, and its impact on us, is impossible to predict.
Based on our planned business initiatives, we have added the following risk factor:
Investing in our business initiatives and development could adversely impact our results of operations and financial condition.
We plan to invest in business initiatives and development that will increase our operating expenses for the next one or two years. These initiatives may or may not be successful in growing our census or revenues. There is typically a time delay between incurring such expenses and the attaining of revenues and cash flows expected from these initiatives and development. As a result, our revenue and operating cash flow may not increase enough during a reporting period to cover these increased expenses. Such additional revenues may not materialize at the level we anticipate, if at all.
ITEM 6. EXHIBITS
The exhibits filed as part of this report on Form 10-Q are listed in the Exhibit Index immediately following the signature page.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVOCAT INC.
November 4, 2010
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

Exhibit
Number	Description of Exhibits

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-76150 on Form S-1).

3.2	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.5 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 33-76150 on Form S-1).

3.4	Bylaw Amendment adopted November 5, 2007 (incorporated by reference to Exhibit 3.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2007).

3.5	Amendment to Certificate of Incorporation dated March 23, 1995 (incorporated by reference to Exhibit A of Exhibit 1 to the Company’s Form 8-A filed March 30, 1995).

3.6	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.4 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company’s Registration Statement No. 33-76150 on Form S-1).

4.2	Amended and Restated Rights Agreement dated as of December 7, 1998 (incorporated by reference to Exhibit 1 to Form 8-A/A filed December 7, 1998).

4.3	Amendment No. 1 to the Amended and Restated Rights Agreement dated March 19, 2005, by and between Advocat, Inc. and SunTrust Bank, as Rights Agent, (incorporated by reference to Exhibit 2 to Form 8-A/A filed March 24, 2005).

4.4	Second Amendment to Amended and Restated Rights Agreement, dated as of August 15, 2008, between Advocat, Inc. and Computershare Trust Company, N.A., a federally chartered trust company, as successor to SunTrust Bank, (incorporated by reference to the Company’s Registration Statement on Form 8-A/A filed on August 19, 2008).

4.5	Third Amendment to Amended and Restated Rights Agreement, dated as of August 14, 2009, between Advocat, Inc. and Computershare Trust Company, N.A., a federally chartered trust company, as successor to SunTrust Bank, (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A/A filed on August 14, 2009).

10.1	Lease Agreement dated as of July 14, 2010 by and between a subsidiary of the registrant and A.B.E., LLC (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).