Form 10-K
period 2010-12-31
ADVOCAT INC
filed 2011-03-07
CIK 919956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	☐ Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑.
The aggregate market value of Common Stock held by non-affiliates on June 30, 2010 (based on the closing price of such shares on the NASDAQ Capital Market) was approximately $14,460,000. For purposes of the foregoing calculation only, all directors, named executive officers and persons known to the registrant to be holders of 5% or more of the registrant’s Common Stock have been deemed affiliates of the registrant.
On February 17, 2011, 5,743,756 shares of the registrant’s $0.01 par value Common Stock were outstanding.
Documents Incorporated by Reference
Registrant’s definitive proxy materials for its 2011 annual meeting of shareholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

PART I

ITEM 1.	BUSINESS
Introductory Summary.
Advocat Inc. provides long-term care services to nursing center patients in eight states, primarily in the Southeast and Southwest United States. Unless the context indicates otherwise, references herein to “Advocat,” “the Company,” “we,” “us” and “our” include Advocat Inc. and all of our subsidiaries.
The long-term care profession encompasses a broad range of non-institutional and institutional services. For those among the elderly requiring temporary or limited special services, a variety of home care options exist. As needs for assistance in activities of daily living develop, assisted living facilities become the most viable and cost effective option. For those among the elderly requiring much more intensive care, skilled nursing center care may become the only viable option. We have chosen to focus our business on the skilled nursing centers sector and to specialize in this aspect of the long-term care continuum.
Principal Address and Website.
Our principal executive offices are located at 1621 Galleria Boulevard, Brentwood, TN 37027. Our telephone number at that address is 615.771.7575, and our facsimile number is 615.771.7409. Our website is located at www.advocatinc.com. The information on our website does not constitute part of this Annual Report on Form 10-K.
Operating and Growth Strategy.
Our operating objective is to be the provider of choice of health care and related services to the elderly in the communities in which we operate. Our strategic operations development plan focuses on (i) providing a broad range of cost-effective elder care services; (ii) improving occupancy and skilled mix in our nursing centers; (iii) implementing Electronic Medical Records (“EMR”) in our nursing centers; and (iv) clustering our operations on a regional basis. Interwoven into our objectives and operating strategy is our mission:
•	Committed to Compassion

•	Striving for Excellence

•	Serving Responsibly
To achieve our objective we:
Provide a broad range of cost-effective services. Our objective is to provide a variety of services in a broad continuum of care which meet the needs of the elderly requiring skilled nursing care. Our service offerings currently include skilled nursing, comprehensive rehabilitation services, programming for Life Steps and Lighthouse units (described below) and other specialty programming. By addressing varying levels of acuity, we work to meet the needs of the elderly population we serve. We seek to establish a reputation as the provider of choice in a particular market. Furthermore, we believe we are able to deliver quality services cost-effectively, compared to other healthcare providers along the spectrum of care, thereby expanding the elderly population base that can benefit from our services.
Improve occupancy and skilled mix in our nursing centers. By enhancing our registered nurse coverage and adding specialized clinical care, we believe we can improve occupancy and reimbursement. The investments in nursing and clinical care are being conducted in concert with additional investments in facility based marketing representatives to develop referral and managed care relationships. These investments will better attract quality payor sources for patients covered by Medicare, Managed Care (including Health Maintenance Organizations (“HMO’s”) and Medicare replacement payors) as well as certain private pay individuals. We will also continue our program for the renovation and improvement of our nursing centers to attract and retain patients.
Implement Electronic Medical Records. We believe we can improve operations, profitability and our Continuous Quality Improvement program in our nursing centers by implementing EMR. EMR provides the ability to electronically record the care provided to our patients and improves customer and employee satisfaction, improves facility regulatory compliance and provides real-time monitoring and scheduling of care delivery. It is anticipated that the improved documentation of care will also provide greater tracking and capture of services we provide to patients.

Cluster operations on a regional basis. We have developed regional concentrations of operations in order to achieve operating efficiencies, generate economies of scale and capitalize on marketing opportunities created by having multiple operations in a regional market area.
Key elements of our growth strategy are to:
Increase revenues and profitability at existing facilities. Our strategy includes increasing center revenues and profitability through increasing occupancy levels, improving quality payor mix, obtaining appropriate reimbursement for the care we provide, containing costs and providing high quality patient care. In addition to our facility renovation program, ongoing investments are being made in expanded nursing and clinical care. We continue to enhance facility based marketing initiatives to promote higher occupancy levels and improved skilled mix at our nursing centers.
Improve physical plants. Our nursing centers have an average age of approximately 32 years as of December 31, 2010. During 2005 we began an initiative to complete strategic renovations of certain facilities to improve occupancy, quality of care and profitability. We developed a plan to identify those facilities with the greatest potential for benefit and began the renovation program during the third quarter of 2005. As of December 31, 2010, we have completed renovations at fifteen facilities and we are developing plans for additional renovation projects. Major renovations result in significant cosmetic upgrades, including new flooring, wall coverings, lighting, ceilings and furniture throughout the facility. Renovations also usually include certain external work to improve curb appeal, such as concrete work, landscaping, roof and signage enhancements. Many of our renovation projects will include adding functionality and space for our rehabilitation therapy offerings.
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
Acquisition, leasing and development of new centers. We continue to pursue and investigate opportunities to acquire, lease or develop new facilities, focusing primarily on opportunities within our existing areas of operation. Two of our most recent development projects are discussed below:
•	West Virginia Facility. We entered into an agreement with a real estate developer that will construct, furnish, and equip a 90 bed skilled nursing center near Milton, West Virginia, which we will lease upon completion. The center will utilize a Certificate of Need we initially obtained in the June 2009 acquisition of certain assets of a skilled nursing center in Milton, West Virginia. The initial lease term is 20 years from the date the center is completed and fit for occupancy as a skilled nursing center. We have the option to renew the lease for two additional five-year periods. Construction on the nursing center began in November 2010 and it is estimated the center will be completed in late 2011. The lease agreement grants us the right to purchase the center beginning at the end of the first year of the initial term of the lease and continuing through the fifth year for a purchase price ranging from 110% to 120% of the total project cost.

•	Texas Facility. In August 2009, we completed the construction of a 119 bed leased skilled nursing center, Brentwood Terrace, located in Paris, Texas, replacing an existing 102 bed leased facility. The new facility was financed with funding from our lessor, and is leased under a long term operating lease with renewal options through 2035.
Nursing Centers and Services.
Advocat provides a broad range of long-term care services to the elderly including skilled nursing, ancillary health care services and assisted living. In addition to the nursing and social services usually provided in long-term care centers, we offer a variety of rehabilitative, nutritional, respiratory, and other specialized ancillary services. As of December 31, 2010, we operate 46 nursing centers containing 5,364 licensed nursing beds.

Our nursing centers range in size from 48 to 320 licensed nursing beds. The following table summarizes certain information with respect to the nursing centers we own or lease as of December 31, 2010:

	Number of	Licensed Nursing	Available Nursing
	Centers	Beds(1)	Beds(1)
Operating Locations:
Alabama	6	711	704
Arkansas	12	1,311	1,160
Florida	1	79	79
Kentucky	6	489	485
Ohio	1	139	110
Tennessee	5	617	576
Texas	13	1,868	1,675
West Virginia	2	150	150

	46	5,364	4,939

Classification:
Owned	9	936	848
Leased	37	4,428	4,091

Total	46	5,364	4,939

(1)	The number of Licensed Nursing Beds is based on the licensed capacity of the facility. The Company reports its occupancy based on licensed nursing beds. The number of Available Nursing Beds represents Licensed Nursing Beds less beds removed from service. Available Nursing Beds is subject to change based upon the needs of the facilities, including configuration of patient rooms, common usage areas and offices, status of beds (private, semi-private, ward, etc.) and renovations.
Our nursing centers provide skilled nursing health care services, including room and board, nutrition services, recreational therapy, social services, housekeeping and laundry services. Our nursing centers dispense medications prescribed by the patients’ physicians, and a plan of care is developed by professional nursing staff for each resident. We also provide for the delivery of ancillary medical services at the nursing centers we operate. These specialty services include rehabilitation therapy services, such as audiology, speech, occupational and physical therapies, which are provided through licensed therapists and registered nurses, and the provision of medical supplies, nutritional support, infusion therapies and related clinical services. The majority of these services are provided using our internal resources and clinicians.
Within the framework of a nursing center, we may provide other specialty care, including:
Life Steps Unit. Nineteen of our nursing centers have units designated as Life Steps Units, our designation for patients requiring short-term rehabilitation following an incident such as a stroke, joint replacement or bone fracture. These units specialize in short-term rehabilitation with the goal of returning the patient to their previous level of functionality. These units provide enhanced services with emphasis on upgraded amenities including electric beds, televisions, telephones at bedside and feature a separate entrance for guests and visitors. The design and programming of the units generally appeal to the clinical and hospitality needs of individuals as they progress to the next appropriate level of care. Specialized therapeutic treatment regimens include orthopedic rehabilitation, neurological rehabilitation and complex medical rehabilitation. While these patients generally have a shorter length of stay, the intensive level of rehabilitation typically results in higher levels of reimbursement.
Lighthouse Unit. Twenty-two of our nursing centers have Lighthouse Units, our designation for advanced care for dementia related disorders including Alzheimer’s disease. The goal of the units is to provide a safe, homelike and supportive environment for cognitively impaired patients, utilizing an interdisciplinary team approach. Family and community involvement compliment structured programming in the secure environment instrumental in fostering as much resident independence as possible despite diminished capacity.
Enhanced Therapy Services. We have complimented our traditional therapy services with programs that provide electrotherapy, ultrasound and shortwave diathermy therapy treatments that promote pain management, wound healing, continence improvement and contractures management, improving the results of therapy treatments for our patients. We currently offer these treatment programs in 40 of our facilities.
Other Specialty Programming. We implement other specialty programming based on a center’s specific needs. We have developed one adult day care center on the campus of a nursing center. We have developed specialty programming for bariatric patients (generally, patients weighing more than 350 pounds). These individuals have unique psychosocial and equipment needs.

Continuous Quality Improvement. We have in place a Continuous Quality Improvement (“CQI”) program, which is focused on identifying opportunities for improvement of all aspects of the care provided in a center, as well as overseeing the initiation and effectiveness of interventions. The CQI program was designed to support and drive facility efforts to meet accreditation standards and to exceed state and federal government regulations. We conduct monthly audits to monitor adherence to the standards of care established by the CQI program at each center which we operate. The facility administrator, with assistance from regional nursing personnel, is primarily responsible for adherence to our quality improvement standards. In that regard, the annual operational objectives established by each facility administrator include specific objectives with respect to quality of care. Performance of these objectives is evaluated quarterly by the regional vice president or manager and each facility administrator’s incentive compensation is based, in part, on the achievement of the specified quality objectives. A major component of our CQI program is employee empowerment initiatives, with particular emphasis placed on selection, recruitment, retention and recognition programs. Our administrators and managers include employee retention and turnover goals in the annual facility, regional and personal objectives. We also have established a quality improvement committee consisting of nursing representatives from each region and our corporate quality personnel. This committee periodically reviews our quality improvement programs and conducts facility audits.
Implement Electronic Medical Records. We are currently implementing EMR in our nursing centers, with the expectation of having at least one module in all of our facilities by the end of 2011. EMR improves our ability to accurately record the care provided to our patients and quickly respond to areas of need. EMR improves customer and employee satisfaction, facility regulatory compliance and provides real-time monitoring and scheduling of care delivery. We believe our EMR system will support our quality initiatives and position us for higher acuity service offerings. Our EMR System includes three primary components:
•	Tracking Activities of Daily Living (“ADLs”). ADLs are the routine functions that each person must perform on a daily basis, including but not limited to: getting dressed, bathing, and eating, The ADL tracking will allow us to improve the documentation of the activities of our nursing, dietary and housekeeping staff in assisting with ADLs quickly, efficiently and electronically.

•	Nursing Notes. Nursing notes are an important component of our medical records. Licensed nursing professionals make notes on the care and condition of each resident. The EMR system has a module for nursing notes and allows for improved capture, monitoring and review of resident records.

•	Medications. Our residents often receive a number of daily medications. This module assists with tracking the required medications and documenting the administration of those medications.
For all three modules, the EMR system provides a dashboard that can be reviewed at a number of kiosks throughout the nursing center, allowing our staff to securely access a list of upcoming resident care tasks and providing our supervisors a tool to help manage and monitor staff performance to better support the quality of care for our residents. Through December 31, 2010, we have deployed full EMR in 8 centers and ADL tracking in 13 others. During 2011, we will deploy full EMR in all nursing centers, at a rate of approximately five to six centers every two months. We expect to invest approximately $130,000 per facility to deploy EMR in all buildings.
Organization. Our long-term care facilities are currently organized into four regions, each of which is supervised by a regional vice president. The regional vice president is generally supported by specialists in several functions, including nursing, human resources, marketing, accounts receivable management and administration, all of whom are employed by us. The day-to-day operations of each of our nursing centers are led by an on-site, licensed administrator. The administrator of each nursing center is supported by other professional personnel, including a medical director, who assists in the medical management of the facility, and a director of nursing, who supervises a staff of registered nurses, licensed practical nurses and nurse aides. Other personnel include those providing therapy, dietary, activities and social service, housekeeping, laundry and maintenance and office services. The majority of personnel at our facilities, including the administrators, are our employees. We employ contract therapy labor at certain facilities depending on market availability of therapy labor.
Marketing.
At a local level, our sales and marketing efforts are designed to promote higher occupancy levels and optimal payor mix. We believe that the long-term care profession is fundamentally a local business in which both patients and residents and the referral sources for them are based in the immediate geographic area in which the facility is located. Our marketing plan and related support activities emphasize the role and performance of administrators, admissions coordinators and social services directors of each nursing center, all of whom are responsible for contacting various referral sources such as doctors, hospitals, hospital discharge planners, churches and various community organizations. As part of our operating strategy we are increasing the number of facility based marketing personnel to further develop relationships with physicians as well as managed care organizations.

Our administrators are evaluated based on their ability to meet specific goals and performance standards that are tied to compensation incentives. Our regional managers and marketing coordinators assist local marketing personnel and administrators in establishing relationships and follow-up procedures with such referral sources.
In addition to soliciting admissions from these sources, we emphasize involvement in community affairs in order to promote a public awareness of our nursing centers and services. We have ongoing family councils and community based “family night” functions where organizations come to the center to educate the public on various topics such as Medicare benefits, powers of attorney, and other matters of interest. We also promote effective customer relations and seek feedback through family surveys. We typically host “open house” events once we complete a renovation of a center where members of the local community are invited to visit and see the improvements. In addition, we have regional marketing coordinators to support the overall marketing program in each local center, in order to promote higher occupancy levels and improved payor and case mixes at our nursing centers. Regional and local marketing personnel and efforts are supported by our corporate marketing personnel.
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
Acquisitions, Development Projects and Divestitures.
On July 14, 2010 we entered into an agreement with a real estate developer that will construct, furnish, and equip a 90 bed skilled nursing center near Milton, West Virginia which we will lease upon completion. The center will utilize a Certificate of Need we initially obtained in the June 2009 acquisition of certain assets of a skilled nursing center in Milton, West Virginia. The initial lease term is 20 years from the date the center is completed and fit for occupancy as a skilled nursing center. We have the option to renew the lease for two additional five-year periods. Construction on the nursing center began in November 2010 and it is estimated the center will be completed in late 2011. The lease agreement grants us the right to purchase the center beginning at the end of the first year of the initial term of the lease and continuing through the fifth year for a purchase price ranging from 110% to 120% of the total project cost.
In August 2009, we completed the construction of a 119 bed leased skilled nursing center, Brentwood Terrace, located in Paris, Texas, replacing an existing 102 bed leased facility. The new facility was financed with funding from our lessor, and is leased under a long term operating lease with renewal options through 2035.
The Centers for Medicare and Medicaid Services (“CMS”) issued regulations that became effective October 1, 2009 that prohibit us from billing Medicare Part B for certain enteral nutrition, urological, ostomy and tracheostomy supplies, and these services are now provided by third parties. We are still required to provide the labor for the delivery of services but are no longer a supplier and will not be entitled to any compensation. The revenue and cost of goods sold for providing these services prior to October 2009 have been reclassified as discontinued operations.
The net assets of discontinued operations presented in property and equipment on our balance sheet represent real estate related to an assisted living facility in North Carolina closed in April 2006. During the fourth quarter of 2010 we recorded an impairment charge of $0.4 million to reduce the carrying value of this asset. We are continuing our efforts to sell this land.
Effective March 31, 2010, we terminated operations of four nursing centers in Florida under a lease that, as amended, would have expired in August 2010. The operating margins of the four facilities subject to this lease did not meet our goals. The facilities were, on average, 50 years old (including three of our ten oldest facilities), with several structural limitations that significantly impaired marketing ability in the very competitive marketplace in Florida. We transitioned operations at these leased facilities on March 31, 2010, and we have reclassified the operations and the current assets of these facilities as discontinued operations in the accompanying consolidated financial statements.
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

     Cost containment pressures. In response to rapidly rising health care costs, governmental and other third-party payors have adopted cost-containment measures to reduce admissions and encourage reduced lengths of stays in hospitals and other acute care settings. The federal government had previously acted to curtail increases in health care costs under Medicare by limiting acute care hospital reimbursement for specific services to pre-established fixed amounts. Other third-party payors have begun to limit reimbursement for medical services in general to predetermined reasonable charges, and managed care organizations (such as health maintenance organizations) are attempting to limit hospitalization costs by negotiating for discounted rates for hospital and acute care services and by monitoring and reducing hospital use. In response, hospitals are discharging patients earlier and referring elderly patients, who may be too sick or frail to manage their lives without assistance, to nursing centers where the cost of providing care is typically lower than hospital care. In addition, third-party payors are increasingly becoming involved in determining the appropriate health care settings for their insureds or clients based primarily on cost and quality of care.
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

The following table sets forth net patient and resident revenues related to our continuing operations by payor source for the periods presented (dollar amounts in thousands):

			Year Ended December 31,
	2010		2009		2008
Medicaid	$155,035	53.4%	$149,987	54.2%	$140,524	53.3%
Medicare	88,920	30.7	85,433	30.8	84,647	32.1
Managed care	8,619	3.0	7,412	2.7	5,993	2.3
Private Pay and other	37,556	12.9	34,147	12.3	32,673	12.3

Total	$290,130	100.0%	$276,979	100.0%	$263,837	100.0%

The following table sets forth average daily skilled nursing census by payor source for our continuing operations for the periods presented:

			Year Ended December 31,
	2010		2009		2008
Medicaid	2,886	68.8%	2,854	69.6%	2,773	69.2%
Medicare	544	13.0	534	13.0	548	13.7
Managed care	59	1.4	51	1.2	45	1.1
Private Pay and other	704	16.8	661	16.2	641	16.0

Total	4,193	100.0%	4,100	100.0%	4,007	100.0%

Consistent with the nursing center industry in general, changes in the mix of a facility’s patient population among Medicaid, Medicare, managed care, and private pay and other can significantly affect the profitability of the facility’s operations.
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
Medicare
For the year ending December 31, 2010, our Medicare rates were significantly impacted by changes for the Medicare fiscal years ending September 30, 2010 and 2011, respectively. Effective October 1, 2009, the Centers for Medicare and Medicaid Services (“CMS”) reduced Medicare payments to skilled nursing centers by approximately 1.1% compared to the fiscal year ending September 30, 2009. The decrease was determined as the net effect of a 3.3% decrease intended to correct CMS forecasting errors that resulted when the Resource Utilization Group III (“RUG III”) system went into effect in 2006, partially offset by a 2.2% inflation increase as measured by the SNF “market basket.” As discussed in our results of operations, this Medicare rate reduction decreased our Medicare revenue and our Medicare rate per patient day through September 30, 2010.
Effective October 1, 2010, Medicare rates were increased by CMS implementation of a market basket adjustment and the implementation of MDS 3.0 and Resource Utilization Group IV (“RUG IV”). The net impact of the market basket adjustment increased Medicare reimbursement to skilled nursing centers by approximately 1.7% compared to the fiscal year ending September 30, 2010. The rate increase was determined as the net effect of a 2.3% inflation increase as measured by the SNF “market basket,” offset by a 0.6% decrease intended to correct a CMS forecasting error that was made in an inflation increase for the Medicare fiscal year ending September 30, 2009. CMS also implemented MDS 3.0, a new patient assessment tool for the collection of clinical data to be used for classification into the RUG categories for all Medicare patients and those Medicaid patients in RUG-based reimbursement states. In addition to the patient assessment tool, CMS expanded RUG categories to 66 under RUG IV up from 53 under RUG III. As a result, our Medicare rates increased in the fourth quarter of 2010. The new regulations have also resulted in an increase in costs to complete the patient assessments required by these new rules.
Therapy Services. There are annual Medicare Part B reimbursement limits on therapy services that can be provided to an individual. The limits effective January 1, 2011 impose a $1,870 per patient annual ceiling on physical and speech therapy services, and a separate $1,870 per patient annual ceiling on occupational therapy services. CMS established an exception process to permit therapy services in certain situations and as is standard within our industry, we provide services that are reimbursed under the exceptions process. The exceptions process has been extended several times, most recently by the Medicare and Medicaid Extenders Act of 2010 which extended this exception process through December 31, 2011. It is unknown if any further extension of the therapy cap exceptions will be included in future legislation. If the exception process is discontinued, it is expected that the reimbursement limitations will reduce therapy revenues and negatively impact our operating results and cash flows.
On November 2, 2010, CMS released a final proposed rule as part of the Medicare Physician Fee Schedule that was effective January 1, 2011. The policy impacts the reimbursement we receive for Medicare Part B therapy services in our facilities. The policy provides that Medicare Part B pay the full rate for the therapy unit of service that has the highest Practice Expense (PE) component for each patient on each day they receive multiple therapy treatments. Reimbursement for the second and subsequent therapy units for each patient each day they receive multiple therapy treatments would be reimbursed at a rate equal to 75% of the applicable PE component. This rule would have resulted in a decrease in our revenue of $0.5 million absent other changes to the Medicare Fee Schedule, but based on certain other increases the net impact to our revenue is only expected to be a decrease of $0.3 million in 2011.
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
Medicaid
Several states in which we operate face budget shortfalls, which could result in reductions in Medicaid funding for nursing centers. The federal government made an effort to address the financial challenges state Medicaid programs are facing by increasing the amount of Medicaid funding available to states. On February 17, 2009, the American Recovery and Reinvestment Act of 2009, (“ARRA”) was enacted. Among other provisions, ARRA provided $87 billion for a temporary period to assist states in maintaining and expanding Medicaid enrollment. Pressures on state budgets are expected to continue in the future and are expected to result in Medicaid rate reductions once the ARRA provisions that assist states in maintaining and expanding Medicaid end on December 31, 2010. In August 2010, the federal government passed legislation that will provide limited additional funding to assist states in matching Medicaid, similar to some of the ARRA provisions. The additional matching funds will continue through June 2011 and will be less in the second quarter of 2011 than the first quarter of 2011. It is unclear what additional matching fund enhancements, if any, will continue past June 30, 2011.
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
We are unable to predict what, if any, reform proposals or reimbursement limitations will be implemented in the future, or the effect such changes would have on our operations. For the year ended December 31, 2010, we derived 30.7% and 53.4% of our total patient and resident revenues related to continuing operations from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on our profitability.
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
Employees.
As of February 1, 2011, we employed a total of approximately 5,600 individuals in connection with our continuing operations, approximately 4,400 of which are considered full time employees. We believe that our employee relations are good. Approximately 160 of our employees are represented by a labor union.
Although we believe we are able to employ sufficient nurses and therapists to provide our services, a shortage of health care professional personnel in any of the geographic areas in which we operate could affect our ability to recruit and retain qualified employees and could increase our operating costs. We compete with other health care providers for both professional and non-professional employees and with non-health care providers for non-professional employees. This competition contributed to a significant increase in the salaries that we had to pay to hire and retain these employees. As is common in the health care industry, we expect the salary and wage increases for our skilled healthcare providers will continue to be higher than average salary and wage increases nationally.

Supplies and Equipment.
We purchase drugs, solutions and other materials and lease certain equipment required in connection with our business from many suppliers. We have not experienced, and do not anticipate that we will experience, any significant difficulty in purchasing supplies or leasing equipment from current suppliers. In the event that such suppliers are unable or fail to sell us supplies or lease equipment, we believe that other suppliers are available to adequately meet our needs at comparable prices. National purchasing contracts are in place for all major supplies, such as food, linens and medical supplies. These contracts assist in maintaining quality, consistency and efficient pricing. Based on contract pricing for food and other supplies, we expect cost increases in 2011 to be higher than the increases we experienced in 2010.
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
Licensure and Certification. All our nursing centers must be licensed by the state in which they are located in order to accept patients, regardless of payor source. In most states, nursing centers are subject to CON laws, which require us to obtain government approval for the construction of new nursing centers or the addition of new licensed beds to existing centers. Our nursing centers must comply with detailed statutory and regulatory requirements on an ongoing basis in order to qualify for licensure, as well as for certification as a provider eligible to receive payments from the Medicare and Medicaid programs. Generally, the requirements for licensure and Medicare/Medicaid certification are similar and relate to quality and adequacy of personnel, quality of medical care, record keeping, dietary services, resident rights, and the physical condition of the facility and the adequacy of the equipment used therein. Each facility is subject to periodic inspections, known as “surveys” by health care regulators, to determine compliance with all applicable licensure and certification standards. Such requirements are both subjective and subject to change. If the survey concludes that there are deficiencies in compliance, the facility is subject to various sanctions, including but not limited to monetary fines and penalties, suspension of new admissions, non-payment for new admissions and loss of licensure or certification. Generally, however, once a facility receives written notice of any compliance deficiencies, it may submit a written plan of correction and is given a reasonable opportunity to correct the deficiencies. There can be no assurance that, in the future, we will be able to maintain such licenses and certifications for our facilities or that we will not be required to expend significant sums in order to comply with regulatory requirements. Recently, we have experienced an increase in the severity of survey citations and the size of monetary penalties, consistent with industry trends.
Health care and health insurance reform. In March 2010, significant legislation concerning health care and health insurance was passed, including the “Patient Protection and Affordable Care Act”, (“Patient Protection Act”) along with the “Health Care and Education Reconciliation Act of 2010” (“Reconciliation Act”) collectively defined as the “Legislation.” We expect this Legislation to impact our Company, our employees and our patients and residents in a variety of ways. Some aspects of these new laws are immediate while others will be phased in over the next ten years when all mandates become effective. This Legislation significantly changes the future responsibility of employers with respect to providing health care coverage to employees in the United States. Two of the main provisions of the Legislation become effective in 2014 whereby most individuals will be required to either have health insurance or pay a fine and employers with 50 or more employees will either have to provide minimum essential coverage or will be subject to additional taxes. We have not estimated the financial impact of the Legislation and the costs associated with complying with the increased levels of health insurance we will be required to provide our employees and their dependents in future years. We expect the Legislation will result in increased operating expenses.
We also anticipate this Legislation will continue to impact our Medicaid and Medicare reimbursement as well, though the timing and ultimate level of that impact is currently unknown as we anticipate that many of the provisions of the Legislation may be subject to further clarification and modification through the rule making process. The Legislation expands the role of home based and community services, which may place downward pressure on our sustaining population of Medicaid residents. The provisions of the legislation discussed above are examples of recently-enacted federal health reform provisions that we believe may have a material impact on the long-term care industry and on our business. However, the foregoing discussion is not intended to constitute, nor does it constitute, an exhaustive review and discussion of the legislation.
Medicare and Medicaid. Medicare is a federally-funded and administered health insurance program for the aged and for certain chronically disabled individuals. Part A of the Medicare program covers inpatient hospital services and certain services furnished by other institutional providers such as skilled nursing facilities. Part B covers the services of doctors, suppliers of medical items, various types of outpatient services and certain ancillary services of the type provided by long-term and acute care facilities. Medicare payments under Part A and Part B are subject to certain caps and limitations, as provided in Medicare regulations. Medicare benefits are not available for intermediate and custodial levels of nursing center care or for assisted living facility arrangements.
Medicaid is a medical assistance program for the indigent, operated by individual states with financial participation by the federal government. Criteria for medical indigence and available Medicaid benefits and rates of payment vary somewhat from state to state, subject to certain federal requirements. Basic long-term care services are provided to Medicaid beneficiaries, including nursing, dietary, housekeeping and laundry, restorative health care services, room and board and medications. Federal law requires that a state Medicaid program must provide for a public process for determination of Medicaid rates of payment for nursing center services. Under this process, proposed rates, the methodologies underlying the establishment of such rates and the justification for the proposed rates are published. This public process gives providers, beneficiaries and concerned state residents a reasonable opportunity for review and comment. Certain of the states in which we now operate are actively seeking ways to reduce Medicaid spending for nursing center care by such methods as capitated payments and substantial reductions in reimbursement rates.
As a component of CMS administration of the government’s reimbursement programs, a new ratings system was implemented in December 2008 to assist the public in choosing a skilled care provider. While data for the consumer has been available for several years, the display of quality with a “Star” ranking with a “5 Star” ranking being the highest and a “1 Star” ranking being the lowest was new in 2008. The “5 Star” system is an attempt to simplify all the data for each facility to a “Star” ranking. The overall Star rating is determined by three components (three years survey results, quality measure calculations, and staffing data), with each of the components receiving star rankings as well. As this initiative becomes a bigger part of our business environment we remain diligent in continuing to provide outstanding patient care to achieve high rankings for our facilities, as well as assuring that our rankings are correct and appropriately reflect our quality results.
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
Reporting Obligations under Section 111 of the Medicare, Medicaid and SCHIP Extension Act of 2007 (“MMSEA”). Since January 1, 2010, we have reported specific information regarding all claimants and claim settlements involving Medicare participants so CMS can recover Medicare funds expended to provide healthcare treatment to the claimant. The requirements are to ensure that CMS is notified so that it may recoup the amounts paid for services from the settlement proceeds. This does not result in us making additional payments to CMS for these services provided and does not result in an incremental cost to us. Strict sanctions, including fines and penalties, exclusion from the Medicare and Medicaid programs and criminal penalties, may be imposed for non-compliance with these reporting obligations.
Available Information.
We file reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. Copies of our reports filed with the SEC may be obtained by the public at the SEC’s Public Reference Room by calling the SEC at 1-800-SEC-0330. We file such reports with the SEC electronically, and the SEC maintains an Internet site at www.sec.gov that contains our reports, proxy and information statements, and other information filed electronically. We also make available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other materials filed with the SEC as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC via a link to the SEC’s EDGAR system. Our website address is www.advocatinc.com. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.
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
The provision of health care services entails an inherent risk of liability. Participants in the health care industry are subject to an increasing number of lawsuits alleging malpractice, negligence, product liability or related legal theories, many of which involve large claims and significant defense costs. Like many other companies engaged in the long-term care profession in the United States, we have numerous pending liability claims, disputes and legal actions for professional liability and other related issues. We expect to continue to be subject to such suits as a result of the nature of our business. See “Item 3. Legal Proceedings” for further descriptions of pending claims and see “Item 7. Management’s Discussion and Analysis of Financial Condition — Accounting Policies and Judgments — Professional Liability and Other Self-Insurance Reserves” for discussion of our reserve for self-insured claims and of our ability to meet our anticipated cash needs.
For claims made after March 9, 2001, we have purchased professional liability insurance coverage for our nursing centers that, based on historical claims experience, is likely to be substantially less than the amount required to satisfy claims that are expected to be incurred. We have essentially exhausted all of our insurance coverage for claims first asserted prior to May 31, 2010.
We have had substantial adjustments to our accrual for professional liability claims which has caused significant changes in our net earnings.
Each year, we record adjustments to our accrual for self-insured risks associated with professional liability claims. While these adjustments to the accrual result in changes to reported expenses and income, they are not directly related to changes in cash because the accrual is not funded. These self-insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Any increase in the accrual decreases income in the period, and any reduction in the accrual increases income during the period. Our actual professional liabilities may vary significantly from the accrual, and the amount of the accrual has and may continue to fluctuate by a material amount in any given quarter. For the years ended December 31, 2010, 2009 and 2008, we recorded professional liability expense of $5.4 million, $8.2 million and $1.5 million, respectively.

Our outstanding indebtedness is subject to various financial covenants and floating rates of interest which could be subject to fluctuations based on changing interest rates.
We have $24.4 million of indebtedness at December 31, 2010. Certain of our debt agreements contain various financial covenants, the most restrictive of which relate to cash flow, census and debt service coverage ratios. As of December 31, 2010, we were in compliance with these financial covenants. Our failure to comply with those covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of some or all of our debts. Such non-compliance could result in a material adverse impact to our financial position, results of operations and cash flows. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional discussion of our covenants.
At December 31, 2010, all of our $24.4 million of indebtedness was subject to variable interest rates. In connection with the refinancing transaction discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”, we entered into an interest rate swap agreement in order to mitigate the floating interest rate risk with respect to our mortgage loan. The interest rate swap converted the variable rate on approximately $23 million of our indebtedness to a synthetically fixed interest rate, which decreases our exposure to risks of variable rates of interest. While limiting our risk to increases in interest rates by utilizing the interest rate swap, we forgo benefits that might result from downward fluctuations in interest rates. We also are exposed to the risk that our counterpart to the swap agreement will default on its obligations.
We are highly dependent on reimbursement by third-party payors.
Substantially all of our nursing center revenues are directly or indirectly dependent upon reimbursement from third-party payors, including the Medicare and Medicaid programs, and private insurers. For the year ended December 31, 2010, our patient revenues from continuing operations derived from Medicaid, Medicare, managed care and private pay (including private insurers) sources were approximately 53.4%, 30.7%, 3.0%, and 12.9%, respectively. Changes in the mix of our patients among Medicare, Medicaid, managed care and private pay categories and among different types of private pay sources may affect our net revenues and profitability. Our net revenues and profitability are also affected by the continuing efforts of all payors to contain or reduce the costs of health care. Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue.
The Federal Government makes frequent changes to the reimbursement provided under the Medicare program and future changes could significantly reduce the reimbursement we receive. Also, a number of state governments, including several of the states in which we operate, have announced projected budget shortfalls and/or deficit spending situations. Possible actions by these states include reductions of Medicaid reimbursement to providers such as us or the failure to increase Medicaid reimbursements to cover increased operating costs, or implementation of alternatives to long-term care, such as community and home-based services.
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
Long-term care facilities are subject to periodic inspection to assure continued compliance with various standards and licensing requirements under state law, as well as with Medicare and Medicaid conditions of participation. The failure to obtain or renew any required regulatory approvals or licenses could adversely affect our growth and could prevent us from offering our existing or additional services. In addition, health care is an area of extensive and frequent regulatory change. Changes in the laws or new interpretations of existing laws can have a significant effect on methods and costs of doing business and amounts of payments received from governmental and other payors. Our operations could be adversely affected by, among other things, regulatory developments such as mandatory increases in the scope and quality of care to be afforded patients and revisions in licensing and certification standards. We attempt at all times to comply with all applicable laws; however, there can be no assurance that we will remain in compliance at all times with all applicable laws and regulations or that new legislation or administrative or judicial interpretation of existing laws or regulations will not have a material adverse effect on our operations or financial condition. Federal or state proceedings seeking to impose fines and penalties for violations of applicable laws and regulations, as well as federal and state changes in these laws and regulations may negatively impact us. See “Item 1. Business — Government Regulation.” See also “Item 3. Legal Proceedings.”
The health care industry has been the subject of increased regulatory scrutiny recently.
The Office of Inspector General (“OIG”), the enforcement arm of the Medicare and Medicaid programs, formulates a formal work plan each year for nursing centers. The OIG’s most recent work plan indicates that quality of care, assessment and monitoring, poorly performing nursing facilities, hospitalizations, criminal background checks, Medicare part B services, accuracy of nursing facilities Minimum Data, transparency of ownership, and civil monetary penalty funds will be an investigative focus in 2011. We cannot predict the likelihood, scope or outcome of any such investigations on our facilities.
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
In recent years, there have been initiatives on the federal and state levels for comprehensive reforms affecting the availability, payment and reimbursement of healthcare services in the United States. In March 2010, significant legislation concerning health care and health insurance was passed which will significantly change the future of health care in the United States. If the reforms are phased in over the next ten years as currently enacted, they may significantly increase our costs to provide employee health insurance and have an adverse effect on our financial condition and results of operations. It is also expected that this new legislation will impact our operations and reimbursement from Federal programs such as Medicare and Medicaid as well as private insurance. The timing and ultimate level of that impact is currently unknown as we anticipate that many of the provisions of the Legislation may be subject to further clarification and modification through the rule making process.
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
We currently pay a $0.055 quarterly dividend on our common shares and while the Board of Directors intends to pay quarterly dividends, the Board will make the determination of the amount of future cash dividends, if any, to be declared and paid based on, among other things, our financial condition, funds from operations, the level of our capital expenditures and future business prospects.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We own 9 and lease 37 long-term care facilities as discussed in “Item 1 Business — Nursing Centers and Services.” A description of our lease agreements follows.
Description of Lease Agreements.
Our current operations include 37 nursing centers subject to operating leases, including 36 owned by Omega and one owned by another party. In our role as lessee, we are responsible for the day-to-day operations of all operated centers. These responsibilities include recruiting, hiring and training all nursing and other personnel, and providing resident care, nutrition services, marketing, quality improvement, accounting, and data processing services for each facility. The lease agreements pertaining to our 37 leased facilities are “triple net” leases, requiring us to maintain the premises, pay taxes and pay for all utilities. The average remaining term of our lease agreements, including renewal options, is approximately 20 years.
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
Effective August 11, 2007, we completed the acquisition of the leases and leasehold interests in seven facilities from Senior Management Services of America North Texas (“SMSA”) which are leased from a subsidiary of Omega. In connection with this acquisition, we amended the Omega Master Lease to include the seven SMSA facilities (“SMSA Amendment”), increasing the number of facilities under the Omega Master Lease to 35. The substantive terms of the previous SMSA lease, including payment provisions and lease period including renewal options, were not changed by the SMSA Amendment. The SMSA Amendment provides for an initial term and renewal periods at our option through May 31, 2035 for the seven SMSA facilities. The SMSA Amendment provides for annual increases in lease payments equal to the increase in the Consumer Price Index, not to exceed 2.5%.

The Omega Master Lease requires us to fund annual capital expenditures currently equal to $398 per licensed bed, subject to adjustment for increases in the Consumer Price Index. Upon expiration of, or in the event of a default under the Omega Master Lease, we are required to transfer all of the leasehold improvements, equipment, furniture and fixtures of the leased facilities to Omega.
In May 2009, we entered into an amendment to the Master lease under which Omega agreed to provide $5,000,000 to fund renovations to several nursing centers leased from Omega. This arrangement is similar to amendments entered into in 2006 and 2005 that provided financing totaling $10,000,000 which was used to fund renovations to several nursing centers leased from Omega. The annual base rent related to these facilities was increased to reflect the amount of capital improvements to the respective facilities as the related expenditures were made. The increase is based on a rate of 10.25% per year of the amount financed under this amendment. As of December 31, 2010, renovation projects have been completed at twelve leased facilities with these funds, and substantially all $15 million allotted by Omega to fund renovations has been used. Plans are being developed for additional renovation projects including those that would potentially be funded through Omega.
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
In August 2009, we completed the construction of a 119 bed skilled nursing center, Brentwood Terrace, located in Paris, Texas, replacing an existing 102 bed facility leased from Omega. The new facility was financed with funding from Omega and is leased from Omega under a long term operating lease with renewal options through 2035. Annual rent was approximately $0.8 million for the year ending December 31, 2010 and is based on a calculation of 10.25% of $7.7 million, the total cost of the replacement facility. The Brentwood Terrace facility lease provides for annual increases in lease payments equal to the increase in the Consumer Price Index, not to exceed 2.5%.
Other Leases. We operate a 150 bed facility located in Tennessee subject to a lease with an initial term that expires March 2012 and renewal options through March 2019. Rent for this facility is approximately $0.8 million and provides for annual increases in lease payments equal to 3.0%.
We lease approximately 27,000 square feet of office space in Brentwood, Tennessee that houses our executive offices, and centralized management support functions. In addition, we lease our regional office with approximately 4,000 square feet of office space in Ashland, Kentucky. Lease periods on these facilities range up to seven years. Regional executives for Alabama, Arkansas, Florida and Tennessee work from offices of up to 1,500 square feet each. We believe that our leased properties are adequate for our present needs and that suitable additional or replacement space will be available as required.

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
As of December 31, 2010, we are engaged in 32 professional liability lawsuits. Seven lawsuits are currently scheduled for trial through March 2012, and it is expected that additional cases will be set for trial. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
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

We cannot currently predict with certainty the ultimate impact of any of the above cases on our financial condition, cash flows or results of operations. An unfavorable outcome in any of the lawsuits, any regulatory action, any investigation or lawsuit alleging violations of fraud and abuse laws or of elderly abuse laws or any state or Federal False Claims Act case could subject us to fines, criminal sanctions, penalties and damages, including exclusion from the Medicare or Medicaid programs, and could have a material adverse impact on our financial condition, cash flows or results of operations.

ITEM 4. RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information. Our common stock was traded on NASD’s OTC Bulletin Board under the symbol “AVCA” through September 11, 2006. During the third quarter of 2006, our common stock was approved for listing on the NASDAQ Capital Market and began trading there on September 12, 2006 under the symbol “AVCA.” The following table sets forth the high and low bid prices of our common stock, as reported by NASDAQ.com, for each quarter in 2009 and 2010:

Period		High	Low
2009 — 1st	Quarter	$3.78	$1.96
2009 — 2nd	Quarter	3.90	2.21
2009 — 3rd	Quarter	7.27	2.67
2009 — 4th	Quarter	8.94	5.33
2010 — 1st	Quarter	8.44	5.40
2010 — 2nd	Quarter	6.98	4.65
2010 — 3rd	Quarter	5.95	4.00
2010 — 4th	Quarter	5.95	4.49
Our common stock has been traded since May 10, 1994. On February 17, 2011, the closing price for our common stock was $5.25, as reported by NASDAQ.com.
Holders. On February 17, 2011, there were approximately 246 holders of record. Most of our shareholders have their holdings in the street name of their broker/dealer.
Dividends. We did not pay cash dividends on our common stock until the second quarter of 2009. We currently pay a quarterly dividend of $0.055 per common share. While the Board of Directors intends to pay quarterly dividends, the Board will make the determination of the amount of future cash dividends, if any, to be declared and paid based on, among other things, the Company’s financial condition, funds from operations, the level of its capital expenditures and its future business prospects. We are required to pay an annual dividend at a rate of 7% of the stated value on our outstanding Series C Redeemable Preferred Stock, payable quarterly. As a result, we have paid a quarterly dividend on the outstanding Series C Redeemable Preferred Stock of $86,000.
Equity Compensation Plan Information
The following table provides aggregate information as of December 31, 2010, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

Number of Securities
	Number of Securities		Available for Future
	to be Issued Upon	Weighted-Average	Issuance Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)(1)
Equity Compensation Plans Approved by Security Holders	610,000	$6.59	441,000
Equity Compensation Plans Not Approved by Security Holders	None	None	None

Total	610,000	$6.59	441,000

(1)	Includes 76,000 shares available for issuance under the 2005 Long-Term Incentive Plan, 101,000 shares reserved for issuance under the Advocat Inc. 2008 Stock Purchase Plan for Key Personnel and 264,000 shares available for issuance under the 2010 Long-Term Incentive Plan. The 2010 Long-Term Incentive Plan was approved in 2010 and allows for the granting of options and stock appreciation rights for our common stock and is administered by the compensation committee of the Board.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The selected financial data of Advocat presented in the following table have been derived from our consolidated financial statements, and should be read in conjunction with the annual financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The SMSA facilities are included in selected financial data effective August 11, 2007 and the single facility lease in Texas is included effective November 1, 2007. This selected financial data for all periods shown have been reclassified to present the effects of certain divestitures as discontinued operations.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share amounts)
Statement of Operations Data
REVENUES:
Patient revenues, net	$290,130	$276,979	$263,837	$219,911	$190,077

EXPENSES:
Operating	229,081	219,567	207,998	167,852	144,804
Lease	22,600	21,791	21,331	18,388	14,431
Professional liability	5,364	8,228	1,532	(1,559)	(6,918)
General and administrative	19,680	17,926	17,973	17,062	20,551
Depreciation and amortization	5,825	5,446	5,065	3,884	3,312

	282,550	272,958	253,899	205,627	176,180

OPERATING INCOME	7,580	4,021	9,938	14,284	13,897

OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	—	191	(1,005)	808	21
Other income	—	549	—	—	207
Interest income	2	161	453	1,016	679
Interest expense	(1,634)	(1,877)	(2,870)	(3,545)	(3,707)
Debt retirement costs	(127)	—	—	(116)	(194)

	(1,759)	(976)	(3,422)	(1,837)	(2,994)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	5,821	3,045	6,516	12,447	10,903
(PROVISION) BENEFIT FOR INCOME TAXES	(1,858)	(1,165)	(2,208)	(4,953)	10,347

NET INCOME FROM CONTINUING OPERATIONS	3,963	1,880	4,308	7,494	21,250
DISCONTINUED OPERATIONS, net of taxes	(114)	721	1,427	1,893	694

NET INCOME	$3,849	$2,601	$5,735	$9,387	$21,944

INCOME (LOSS) PER COMMON SHARE:
Basic-
Continuing operations	$0.63	$0.27	$0.70	$1.22	$3.62
Discontinued operations	(0.02)	0.13	0.25	0.32	0.12

Net per common share	$0.61	$0.40	$0.95	$1.54	$3.74

Diluted-
Continuing operations	$0.62	$0.26	$0.67	$1.17	$3.24
Discontinued operations	(0.02)	0.13	0.25	0.31	0.11

Net per common share	$0.60	$0.39	$0.92	$1.48	$3.35

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.215	$0.15	—	—	—

WEIGHTED AVERAGE COMMON SHARES:
Basic	5,732	5,678	5,693	5,870	5,784

Diluted	5,854	5,797	5,887	6,127	6,507

	December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data
Working capital	$16,416	$12,334	$10,885	$15,677	$8,174
Total assets	$105,518	$105,451	$107,339	$110,090	$96,901
Short-term borrowings and long-term debt including current portion	$24,014	$24,829	$32,410	$34,455	$31,516
Preferred Stock — Series C (including unamortized premium)	$4,918	$6,192	$7,891	$9,590	$11,289
Shareholders’ Equity	$22,205	$19,693	$17,551	$12,744	$3,837

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
As of December 31, 2010, our continuing operations consist of 46 nursing centers with 5,364 licensed nursing beds. As of December 31, 2010, our continuing operations included nine owned nursing centers and 37 leased nursing centers.
Divestitures.
The Centers for Medicare and Medicaid Services (“CMS”) issued regulations that became effective October 1, 2009 that prohibit us from billing Medicare Part B for certain enteral nutrition, urological, ostomy and tracheostomy supplies, and these services are now provided by third parties. We are still required to provide the labor for the delivery of services but are no longer a supplier and will not be entitled to any compensation. The revenue and cost of goods sold for providing these services prior to October 2009 have been reclassified as discontinued operations.
The net assets of discontinued operations presented in property and equipment on our balance sheet represent real estate related to an assisted living facility in North Carolina closed in April 2006. Based on an evaluation of the estimated realizable value of the land, we recorded an impairment charge of $0.4 million to reduce the carrying value of the land. We are continuing our efforts to sell this land.
Effective March 31, 2010, we terminated operations of four nursing centers in Florida under a lease that, as amended, would have expired in August 2010. The operating margins of the four facilities subject to this lease did not meet our goals. Effective March 31, 2010, we transitioned operations at these leased facilities, and we have reclassified the operations of these facilities as discontinued operations and current assets in the accompanying consolidated financial statements.
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

Selected Financial and Operating Data
The following table summarizes the Advocat statements of continuing operations for the years ended December 31, 2010, 2009 and 2008, and sets forth this data as a percentage of revenues for the same years.

	Year Ended December 31,
	(Dollars in thousands)
	2010		2009		2008
Revenues:
Patient revenues, net	$290,130	100.0%	$276,979	100.0%	263,837	100.0%

Expenses:
Operating	229,081	79.0	219,567	79.3	207,998	78.8
Lease	22,600	7.8	21,791	7.8	21,331	8.1
Professional liability	5,364	1.8	8,228	3.0	1,532	0.6
General & administrative	19,680	6.8	17,926	6.5	17,973	6.8
Depreciation and amortization	5,825	2.0	5,446	1.9	5,065	1.9

	282,550	97.4	272,958	98.5	253,899	96.2

Operating income	7,580	2.6	4,021	1.5	9,938	3.8

Other income (expense):
Foreign currency transaction gain (loss)	—	—	191	0.1	(1,005)	(0.4)
Other income	—	—	549	0.2	—	—
Interest income	2	—	161	—	453	0.2
Interest expense	(1,634)	(0.6)	(1,877)	(0.7)	(2,870)	(1.1)
Debt retirement costs	(127)	—	—	—	—	—

	(1,759)	(0.6)	(976)	(0.4)	(3,422)	(1.3)

Income from continuing operations before income taxes	5,821	2.0	3,045	1.1	6,516	2.5
Provision for income taxes	(1,858)	(0.6)	(1,165)	(0.4)	(2,208)	(0.9)

Net income from continuing operations	$3,963	1.4%	$1,880	0.7%	4,308	1.6%

The following table presents data about the facilities we operated as part of our continuing operations as of the dates or for the years indicated:

	December 31,
	2010	2009	2008
Licensed Nursing Center Beds:
Owned	936	936	942
Leased	4,428	4,848	4,831

Total	5,364	5,784	5,773

Facilities:
Owned	9	9	9
Leased	37	41	41

Total	46	50	50

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
Revenues
Patient Revenues
The fees we charge patients in our nursing centers are recorded on an accrual basis. These rates are contractually adjusted with respect to individuals receiving benefits under federal and state-funded programs and other third-party payors. Our net revenues are derived substantially from Medicare, Medicaid and other government programs (approximately 84.1%, 85.0% and 85.4% for 2010, 2009, and 2008, respectively). Medicare intermediaries make retroactive adjustments based on changes in allowed claims. In addition, certain of the states in which we operate require complicated detailed cost reports which are subject to review and adjustments. In the opinion of management, adequate provision has been made for adjustments that may result from such reviews. Retroactive adjustments, if any, are recorded when objectively determinable, generally within three years of the close of a reimbursement year depending upon the timing of appeals and third-party settlement reviews or audits.
Allowance for Doubtful Accounts
We evaluate the collectability of our accounts receivable by reviewing current aging summaries of accounts receivable, historical collections data and other factors. As a percentage of revenue, our provision for doubtful accounts was approximately 0.7% for both 2010 and 2009 and 0.8% for 2008. Historical bad debts have generally resulted from uncollectible private pay balances, some uncollectible coinsurance and deductibles and other factors. Receivables that are deemed to be uncollectible are written off.
Professional Liability and Other Self-Insurance Reserves
Accrual for Professional and General Liability Claims-
Effective June 1, 2010, our nursing centers are covered by one of two professional liability insurance policies. Our 25 nursing centers in Arkansas, Kentucky, Tennessee, and West Virginia are currently covered by an insurance policy with coverage limits of $250,000 per medical incident and total annual aggregate policy limits of $750,000. This policy provides the only commercially affordable insurance coverage available for claims made during this period against these nursing centers. Our 21 nursing centers in Alabama, Florida, Ohio and Texas are currently covered by an insurance policy with coverage limits of $1,000,000 per medical incident, subject to a deductible of $495,000 per claim, with a total annual aggregate policy limit of $15,000,000 and a sublimit per center of $3,000,000.
Because our actual liability for existing and anticipated professional liability and general liability claims will exceed our limited insurance coverage, we have recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $17.3 million as of December 31, 2010. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of related legal costs incurred and expected to be incurred. All losses are projected on an undiscounted basis.
Semi-annually we retain the Actuarial Division of Willis of Tennessee, Inc. (“Willis”), a third-party actuarial firm, to estimate the appropriate accrual for incurred general and professional liability claims. The actuary, Willis, primarily uses historical data regarding the frequency and cost of our past claims over a multi-year period and information regarding our number of occupied beds to develop its estimates of our ultimate professional liability cost for current periods. The actuary estimates our professional liability accrual for past periods by using currently-known information to adjust the initial reserve that was created for that period.
On a quarterly basis, we obtain reports of claims and lawsuits that we have incurred from insurers and a third party claims administrator. These reports contain information relevant to the liability actually incurred to date with that claim as well as the third-party administrator’s estimate of the anticipated total cost of the claim. This information is reviewed by us quarterly and provided to the actuary semi-annually. The actuary uses this information to determine the timing of claims reporting and the development of reserves, and compares the information obtained to its original estimates of liability. Based on the actual claim information obtained and on estimates regarding the number and cost of additional claims anticipated in the future, the reserve estimate for a particular period may be revised upward or downward on a quarterly basis. Final determination of our actual liability for claims incurred in any given period is a process that takes years.
The Company’s cash expenditures for self-insured professional liability costs were $5.1 million, $4.8 million and $6.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.
Although we retain a third-party actuarial firm to assist us, professional and general liability claims are inherently uncertain, and the liability associated with anticipated claims is very difficult to estimate. Professional liability cases have a long cycle from the date of an incident to the date a case is resolved, and final determination of our actual liability for claims incurred in any given period is a process that takes years. As a result, our actual liabilities may vary significantly from the accrual, and the amount of the accrual has and may continue to fluctuate by a material amount in any given quarter.
Professional liability costs are material to our financial position, and changes in estimates, as well as differences between estimates and the ultimate amount of loss, may cause a material fluctuation in our reported results of operations. Our professional liability expense was $5.4 million, $8.2 million and $1.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. These amounts are material in relation to our reported net income from continuing operations for the related periods of $4.0 million, $1.9 million and $4.3 million, respectively. The total liability recorded at December 31, 2010, was $17.3 million, compared to current assets of $42.4 million and total assets of $105.5 million.
Accrual for Other Self-Insured Claims-
With respect to workers’ compensation insurance, substantially all of our employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. We are completely self-insured for workers’ compensation exposures prior to May 1997. We have been and remain a non-subscriber to the Texas workers’ compensation system and are, therefore, completely self-insured for employee injuries with respect to its Texas operations. From June 30, 2003 until June 30, 2007, our workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. For the period from July 1, 2008 through June 30, 2011, we are covered by a prefunded deductible policy. Under this policy, we are self insured for the first $500,000 per claim, subject to an aggregate maximum of $3,000,000. We fund a loss fund account with the insurer to pay for claims below the deductible. We account for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred.
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
Asset Impairment
We evaluate our property, equipment and other long-lived assets on a quarterly basis to determine if facts and circumstances suggest that the assets may be impaired or that the estimated depreciable life of the asset may need to be changed such as significant physical changes in the property, significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows or fair values of the property. The need to recognize an impairment is based on estimated future cash flows from a property compared to the carrying value of that property. If recognition of impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property. We have no assets recorded at fair value; however, our asset impairment analysis is consistent with the fair value measurements described in the accounting guidance for “Fair Value Measurements and Disclosures.” We recorded an impairment of $0.4 million in 2010 for land held for sale based on the expected realizable value of the land. We did not record any asset impairments in 2009 or 2008. If our estimates or assumptions with respect to a property change in the future, we may be required to record additional impairment charges for our assets.
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
Stock-Based Compensation
We recognize compensation cost for all share-based payments granted after January 1, 2006 on a straight-line basis over the vesting period. We calculated the recognized and unrecognized stock-based compensation using the Black-Scholes-Merton option valuation method, which requires us to use certain key assumptions to develop the fair value estimates. These key assumptions include expected volatility, risk-free interest rate, expected dividends and expected term. During the years ended December 31, 2010, 2009 and 2008, we recorded charges of approximately $0.6 million, $0.7 million and $0.9 million in stock-based compensation, respectively. Stock-

based compensation expense is a non-cash expense and such amounts are included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees.
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
Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of December 31, 2010, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

		Less than	1 to 3	3 to 5	After
Contractual Obligations	Total	1 year	Years	Years	5 Years
Long-term debt obligations (1)	$32,742	$2,133	$4,377	$4,126	$22,106
Settlement Obligations (2)	940	940	—	—	—
Series C Preferred Stock (3)	4,918	4,918	—	—	—
Elimination of Preferred Stock Conversion feature (4)	5,323	687	1,374	1,374	1,888
Operating leases	577,888	22,560	46,751	49,009	459,568
Required capital expenditures under mortgage loans and operating leases (5)	20,965	448	611	611	19,295

Total	$642,776	$31,686	$53,113	$55,120	$502,857

(1)	Long-term debt obligations include scheduled future payments of principal and interest of long-term debt and amounts outstanding on our revolving line of credit and capital lease obligations. The maturity of this debt was extended by the new credit agreements entered into on March 1, 2011 and is reflected as such in the table above.

(2)	Settlement obligations are amounts of payments remaining due under already-entered settlements of professional liability cases. The liabilities are included in our self insurance reserves.

(3)	Series C Preferred Stock reflects the redemption value at the preferred shareholder’s earliest redemption date.

(4)	Payments to Omega for the elimination of the preferred stock conversion feature in connection with restructuring the preferred stock and master lease agreements. Monthly payments of approximately $57,000 will be made through the end of the initial lease period that ends in September 2018.

(5)	Includes annual expenditure requirements for capital maintenance under mortgage loan covenants and annual capital expenditure requirements under operating leases.
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.5 times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change of control of the Company (as defined). The maximum contingent liability under these agreements is approximately $1.9 million as of December 31, 2010. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by us or the employee. In addition, upon the occurrence of any triggering event, those certain members of management may elect to require that we purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of our common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of our stock on December 31, 2010, the maximum contingent liability for the repurchase of the equity grants is approximately $0.1 million. No amounts have been accrued for these contingent liabilities.
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
The following table sets forth net patient and resident revenues related to our continuing operations by payor source for the periods presented (dollar amounts in thousands):

	Year Ended December 31,
	2010		2009		2008
Medicaid	$155,035	53.4%	$149,987	54.2%	$140,524	53.3%
Medicare	88,920	30.7	85,433	30.8	84,647	32.1
Managed care	8,619	3.0	7,412	2.7	5,993	2.3
Private Pay and other	37,556	12.9	34,147	12.3	32,673	12.3

Total	$290,130	100.0%	$276,979	100.0%	$263,837	100.0%

The following table sets forth average daily skilled nursing census by payor source for our continuing operations for the periods presented:

	Year Ended December 31,
	2010		2009		2008
Medicaid	2,886	68.8%	2,854	69.6%	2,773	69.2%
Medicare	544	13.0	534	13.0	548	13.7
Managed care	59	1.4	51	1.2	45	1.1
Private Pay and other	704	16.8	661	16.2	641	16.0

Total	4,193	100.0%	4,100	100.0%	4,007	100.0%

Consistent with the nursing center industry in general, changes in the mix of a facility’s patient population among Medicaid, Medicare, Managed care and private pay can significantly affect the profitability of the facility’s operations.
Results of Operations
As discussed in the overview at the beginning of Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have completed certain divestitures, acquisitions and entered a new lease agreement. We have reclassified our Consolidated Financial Statements to present certain divestitures as discontinued operations for all periods presented.

	Year Ended December 31,
(in thousands)	2010	2009	Change	%
PATIENT REVENUES, net	$290,130	$276,979	$13,151	4.7%

EXPENSES:
Operating	229,081	219,567	9,514	4.3
Lease	22,600	21,791	809	3.7
Professional liability	5,364	8,228	(2,864)	(34.8)
General and administrative	19,680	17,926	1,754	9.8
Depreciation and amortization	5,825	5,446	379	7.0

Total expenses	282,550	272,958	9,592	3.5

OPERATING INCOME	7,580	4,021	3,559	88.5

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	—	191	(191)	(100.0)
Other income	—	549	(549)	(100.0)
Interest income	2	161	(159)	(98.8)
Interest expense	(1,634)	(1,877)	243	12.9
Debt retirement costs	(127)	—	(127)	(100.0)

	(1,759)	(976)	(783)	(80.2)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	5,821	3,045	2,776	91.2

PROVISION FOR INCOME TAXES	(1,858)	(1,165)	(693)	(59.5)

NET INCOME FROM CONTINUING OPERATIONS	$3,963	$1,880	$2,083	110.8%

	Year Ended December 31,
(in thousands)	2009	2008	Change	%
PATIENT REVENUES, net	$276,979	$263,837	$13,142	5.0%

EXPENSES:
Operating	219,567	207,998	11,569	5.6
Lease	21,791	21,331	460	2.2
Professional liability	8,228	1,532	6,696	437.1
General and administrative	17,926	17,973	(47)	(0.3)
Depreciation and amortization	5,446	5,065	381	7.5

Total expenses	272,958	253,899	19,059	7.5

OPERATING INCOME	4,021	9,938	(5,917)	(59.5)

OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	191	(1,005)	1,196	(119.0)
Other income	549	—	549	—
Interest income	161	453	(292)	(64.5)
Interest expense	(1,877)	(2,870)	993	34.6

	(976)	(3,422)	2,446	71.5

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,045	6,516	(3,471)	(53.3)
PROVISION FOR INCOME TAXES	(1,165)	(2,208)	(1,043)	(47.2)

NET INCOME FROM CONTINUING OPERATIONS	$1,880	$4,308	$(2,428)	(56.4)%

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009
Patient Revenues
Patient revenues increased to $290.1 million in 2010 from $277.0 million in 2009, an increase of $13.1 million, or 4.7%.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Year Ended
	December 31
	2010	2009
Skilled nursing occupancy	78.1%	76.6%
As a percent of total census:
Medicare census	13.0%	13.0%
Managed care census	1.4%	1.2%
As a percent of total revenues:
Medicare revenues	30.7%	30.8%
Medicaid revenues	53.4%	54.2%
Managed care revenues	3.0%	2.7%
Average rate per day:
Medicare	$403.67	$397.74
Medicaid	$146.84	$143.65
Managed care	$386.08	$378.85
The average Medicare rate per patient day for 2010 increased 1.5% compared to 2009, resulting in a net increase in revenue of $1.2 million. On October 1, 2010, CMS implemented RUG IV in connection with the MDS 3.0 patient assessment tool, RUG IV expanded RUG categories to 66 from 53 under RUG III. Also on October 1, 2010, CMS implemented a Medicare rate increase of 1.7% for the annual SNF market basket adjustment. The combined effect of these rate changes, together with changes in patient acuity levels, increased revenue by $2.7 million in the fourth quarter of 2010. Partially offsetting these increases was a 1.1% rate decrease implemented by CMS on October 1, 2009. That decrease was the net effect of a 3.3% forecast error correction related to the implementation of RUG III in 2006, partially offset by a 2.2% market basket adjustment. The effect of this 1.1% rate decrease and changes in patient acuity levels was to reduce revenue in the first nine months of 2010 by $1.5 million.
An increase in Medicare census contributed approximately $1.4 million to the total revenue increase. Medicare average daily census increased 1.9% to 544 in 2010 from 534 in 2009. We experienced an increase of $1.2 million in revenue delivery to our Medicare B patients in 2010 compared to 2009.

Medicaid rates and census contributed approximately $4.9 million of the total revenue increase. The average Medicaid rate per patient day for 2010 increased 2.2% compared to 2009, resulting in a net increase in revenue of $3.4 million. This average rate per day for Medicaid patients is the result of rate increases in certain states, partially funded by increased provider taxes, and increasing patient acuity levels. Taking higher provider taxes into consideration, the net increase in average rate per day for Medicaid patients was 1.8%.
Managed care rates and census contributed approximately $1.2 million of the total revenue increase. The average managed care rate per patient day for 2010 increased 1.9% compared to 2009 and managed care average daily census increased 15.7%. Private and hospice payors contributed a combined $3.5 million to the increase as a result of higher rates and average daily census among those payor types.
Operating expense
Operating expense increased to $229.1 million in 2010 from $219.6 million in 2009, an increase of $9.5 million, or 4.3%. This increase is primarily attributable to cost increases related to wages and other costs discussed below. Operating expense decreased to 79.0% of revenue in 2010, compared to 79.3% of revenue in 2009.
The largest component of operating expenses is wages, which increased to $142.0 million in 2010 from $134.2 million in 2009, an increase of $7.8 million, or 5.8%. The increase in wages was primarily due to labor costs associated with the 2.3% increase in average daily census levels, the 3.1% increase in Medicare and managed care patients, competitive labor markets in most of the areas in which we operate and regular merit and inflationary raises for personnel (increase of approximately 2.0% for the year). We made several additions to staffing as part of our plan to increase occupancy and skilled mix, which included approximately $1.7 million in therapy staffing cost to support the needs of our higher skilled census, $0.3 million in nursing center staffing costs to improve our ability to market to and care for high acuity patients and $0.6 million for increased wages that resulted from the transition to the new MDS 3.0 patient assessment tool in all our facilities.
Provider taxes increased approximately $0.6 million in 2010, primarily due to increases in tax rates and higher census in certain states in which we operate.
Payroll taxes were reduced during 2010 by approximately $0.4 million as a result of payroll tax credits we received under the Hiring Incentives to Restore Employment (HIRE) Act, enacted in March 2010. These credits eliminated a portion of payroll taxes on wages of employees hired during 2010 who met certain requirements. The credits ended effective December 31, 2010, but we may be eligible to receive additional income tax credits in 2011 if these employees remain in our service for one year.
Employee health insurance costs were approximately $0.6 million lower in 2010 compared to 2009, a decrease of 7.6%. The Company is self insured for the first $175,000 in claims per employee each year, and we experienced a lower level of claims costs during 2010. Employee health insurance costs can vary significantly from year to year, and we evaluate the provisions of these plans annually.
Workers compensation insurance expense decreased approximately $0.5 million in 2010 compared to 2009. The decrease is the result of better claims experience in 2010 compared to 2009.
The remaining increases in operating expense are primarily due to the effects of the increase in patient census.
Lease expense
Lease expense increased to $22.6 million in 2010 from $21.8 million in 2009. The primary reason for the increase in lease expense was rent for the Brentwood Terrace replacement center completed in August 2009 as well as rent increases for lessor funded property renovations.
Professional liability
Professional liability expense was $5.4 million in 2010 compared to $8.2 million in 2009, a decrease of $2.8 million. We were engaged in 32 professional liability lawsuits as of December 31, 2010, compared to 33 as of December 31, 2009. Our cash expenditures for professional liability costs of continuing operations were $5.1 million and $4.8 million for 2010 and 2009, respectively. Professional liability expense and cash expenditures fluctuate from year to year based respectively on the results of our third-party professional liability actuarial studies and on the costs incurred in defending and settling existing claims.

General and administrative expense
General and administrative expenses were approximately $19.7 million in 2010 compared to $17.9 million in 2009, an increase of $1.8 million, or 9.8%. As a percentage of revenue, general and administrative expense increased to 6.8% in 2010 from 6.5% in 2009. We experienced higher compensation costs of $0.3 million as a result of new staff positions and average wage increases of 1.6%. Performance-based incentive expense was $0.8 million higher in 2010. We experienced increased general and administrative costs of $0.4 million related to the implementation of electronic medical records systems in 20 facilities during the last half of 2010. In 2010, we incurred $0.4 million in non-recurring general and administrative expense comprised of charges for severance and hiring costs related to new positions.
Depreciation and amortization
Depreciation and amortization expense was approximately $5.8 million in 2010 and $5.4 million in 2009. The increase in 2010 is primarily due to depreciation and amortization expenses related to capital expenditures for additions to property and equipment.
Foreign currency transaction gain
A foreign currency transaction gain of $0.2 million was recorded in 2009. This gain resulted from foreign currency translation of a note receivable from the sale of our Canadian operations in 2004. The balance due on this note was collected in June 2009. There was no foreign currency gain or loss in 2010.
Other income
Other income in 2009 of $549,000 is a non-cash gain that resulted from the settlement of pre-acquisition cost report obligations related to one of the centers we acquired in Texas in 2007. We had previously recorded a contingent liability related to cost report assessments and the other income results from the settlement of this liability with CMS for less than the amount accrued.
Interest expense
Interest expense decreased to $1.6 million in 2010 compared to $1.9 million in 2009. The reduction in expense is primarily due to principal payments made on our debt.
Income from continuing operations before income taxes; income from continuing operations per common share
As a result of the above, continuing operations reported income before income taxes of $5.8 million and $3.0 million in 2010 and 2009, respectively. The provision for income taxes was $1.9 million in 2010, an effective rate of 31.9% and $1.2 million in 2009, an effective rate of 38.3%. The basic and diluted income per common share from continuing operations were $0.63 and $0.62, respectively, in 2010 compared to $0.27 and $0.26, respectively, in 2009.
Year Ended December 31, 2009 Compared With Year Ended December 31, 2008
Patient Revenues
Patient revenues increased to $277.0 million in 2009 from $263.8 million in 2008, an increase of $13.2 million, or 5.0%. This increase is primarily due to increased Medicaid rates in certain states, increased Medicaid, private and Managed Care census, and Medicare rate increases in the first nine months of 2009 compared to 2008, partially offset by the effects of lower Medicare census and a Medicare rate reduction effective October 1, 2009.

The following table summarizes key revenue and census statistics for continuing operations for each period:

	Year Ended
	December 31,
	2009	2008
Skilled nursing occupancy	76.6%	74.9%
As a percent of total census:
Medicare census	13.0%	13.7%
Managed care census	1.2%	1.1%
As a percent of total revenues
Medicare revenues	30.8%	32.1%
Medicaid revenues	54.2%	53.3%
Managed care revenues	2.7%	2.3%
Average rate per day:
Medicare	$397.74	$384.71
Medicaid	$143.65	$138.20
Managed care	$378.85	$346.52
The Company’s average rate per day for Medicare Part A patients increased 3.4% in 2009 compared to 2008 as a result of the annual inflation adjustment that was effective October 1, 2008 and the acuity levels of Medicare patients in our nursing centers, as indicated by RUG level scores, which were higher in 2009 than in 2008. However, effective October 1, 2009, CMS reduced Medicare rates approximately 1.1%. Our average rate per day for Medicaid patients increased 4.0% in 2009 compared to 2008 as a result of rate increases in certain states, partially funded by increased provider taxes, and increasing patient acuity levels. Taking higher provider taxes into consideration, the net increases in Medicaid rates were 3.5%.
Operating expense
Operating expense increased to $219.6 million in 2009 from $208.0 million in 2008, an increase of $11.6 million, or 5.6%. This increase is primarily attributable to cost increases related to wages and benefits and other costs discussed below. Operating expense increased to 79.3% of revenue in 2009, compared to 78.8% of revenue in 2008.
The largest component of operating expenses is wages, which increased to $134.2 million in 2009 from $126.0 million in 2008, an increase of $8.2 million, or 6.5%. Wages increased primarily as a result of labor costs associated with increases in census and patient acuity levels, competitive labor markets in most of the areas in which we operate and regular merit and inflationary raises for personnel (increase of approximately 2.4% for the period). Wages also increased $0.4 million in 2009 as a result of increased dietary, laundry and housekeeping employees hired in 2008 following the termination of an outsourcing contract for these services at eight facilities.
Employee health insurance costs were approximately $1.5 million higher in 2009 compared to 2008, an increase of 24.6%. The Company was self insured for the first $160,000 in claims per employee each year, and we experienced a higher level of costs during the 2009 period. Employee health insurance costs can vary significantly from year to year, and we evaluate the provisions of these plans annually. Effective January 1, 2010, we implemented changes to our health insurance plans to increase employee-paid premiums and deductibles, which is expected to reduce the level of future cost increases borne by the Company.
Provider taxes increased approximately $0.7 million in 2009, primarily due to new rate legislation in Florida. Effective April 1, 2009, Florida enacted a provider tax that resulted in increases in the Medicaid rate for facilities in that state.
As part of the transition to the newly constructed Brentwood Terrace replacement facility, we incurred approximately $0.2 million in increased operating costs. The increased operating costs were a result of additional wages, maintenance, advertising and travel related to the transition of residents and operations to the new building and the increase in census at this new building.
The above increases were offset by a reduction in workers’ compensation insurance expense of approximately $0.6 million in 2009. We had better claims experience in 2009, resulting in lower expense.
The remaining increases in operating expense are primarily due to the effects of increases in patient acuity levels as indicated by RUG level scores, which were higher in 2009, resulting in greater costs to care for these patients.

Lease expense
Lease expense increased to $21.8 million in 2009 from $21.3 million in 2008. The primary reason for the increase in lease expense was rent increases for lessor funded property renovations and the Brentwood Terrace replacement facility. Initial quarterly rent expense for Brentwood Terrace is approximately $0.2 million per quarter and accounted for $0.3 million of the increase in 2009 for the three and a half months the new facility was open.
Professional liability
Professional liability expense increased to $8.2 million in 2009 from $1.5 million in 2008, an increase of $6.7 million. We were engaged in 33 professional liability lawsuits as of December 31, 2009, compared to 28 as of December 31, 2008. Our cash expenditures for professional liability costs were $4.8 million and $6.6 million for 2009 and 2008, respectively. Professional liability cash expenditures can fluctuate from year to year.
General and administrative expense
General and administrative expense was approximately $17.9 million in 2009 compared to $18.0 million in 2008. As a percentage of revenue, general and administrative expense decreased to 6.5% in 2009 from 6.8% in 2008. There was an increase of approximately $0.3 million increase in wages, as well as higher costs of approximately $0.2 million incurred in connection with the solicitation of proxies for our annual shareholders’ meeting. These increases were offset by decreases in travel costs and stock-based compensation costs. Effective January 1, 2009, we instituted a wage freeze for our corporate and regional management teams, with reduced wage increases for the balance of our employees. These policies have been extended in 2010 and will be reevaluated as business and economic conditions merit.
Depreciation and amortization
Depreciation and amortization expense was approximately $5.4 million in 2009 and $5.1 million in 2008. The increase in 2009 is primarily due to depreciation and amortization expenses related to capital expenditures for additions to property and equipment.
Foreign currency transaction gain (loss).
A foreign currency transaction gain of $191,000 was recorded in 2009 compared to a loss of $1.0 million in 2008. Such losses result primarily from foreign currency translation of a note receivable from the sale of our Canadian operations in 2004. The balance due on this note was collected in June 2009.
Other income
Other income of $549,000 is a non-cash gain that is the result of the settlement of pre-acquisition cost report obligations related to one of the centers we acquired in Texas in 2007. We had previously recorded a contingent liability related to cost report assessments and the other income results from the settlement of this liability with CMS for less than the amount accrued.
Interest expense
Interest expense decreased to $1.9 million in 2009 compared to $2.9 million in 2008. The reduction in expense is due to principal payments made during 2009 and 2008 and reductions in variable interest rates.
Income from continuing operations before income taxes; income from continuing operations per common share
As a result of the above, continuing operations reported income before income taxes of $3.0 million in 2009 compared to income of $6.5 million in 2008. The provision for income taxes was $1.2 million in 2009, an effective rate of 38.3%, compared to $2.2 million in 2008, an effective rate of 33.9%. During 2008, our income taxes were reduced by carryforward credits we generated under the Work Opportunity Tax Credit program in years prior to 2001. The basic and diluted income per common share from continuing operations were $0.27 and $0.26, respectively, in 2009, as compared to a basic and diluted income per common share from continuing operations of $0.70 and $0.67, respectively, in 2008.

Liquidity and Capital Resources
Liquidity
Our primary source of liquidity is the net cash flow provided by the operating activities of our facilities. We believe that these internally generated cash flows will be adequate to service existing debt obligations, the costs of professional liability claims, fund required capital expenditures as well as provide cash flows for investing opportunities. In determining priorities for our cash flow, we evaluate alternatives available to us and select the ones that we believe will most benefit the Company over the long term. Options for our cash include, but are not limited to, capital improvements, dividends, purchase of additional shares of our common stock, acquisitions, payment of existing debt obligations, preferred stock redemptions as well as initiatives to improve facility performance. We review these potential uses and align them to our cash flows with a goal of achieving long term success. We plan to invest in business initiatives and development that will increase our operating expenses for the next one to two years as part of our plan to improve our high acuity offerings.
Net cash provided by operating activities of continuing operations totaled $9.3 million, $10.3 million and $7.6 million in 2010, 2009 and 2008, respectively. Operating activities of discontinued operations provided cash of $0.7 million, $2.1 million and $1.9 million in 2010, 2009 and 2008, respectively.
Investing activities of continuing operations used cash of $6.4 million, $9.0 million and $9.6 million in 2010, 2009 and 2008, respectively. These amounts primarily represent cash used for purchases of property, plant and equipment. We have used between $6.4 million and $9.4 million for capital expenditures of continuing operations in each of the three calendar years ended December 31, 2010. These uses of cash were partially offset by collections on a note receivable of $4.2 million and $0.8 in 2009 and 2008, respectively. The $6.9 million and $0.8 million in “payment for construction in progress — leased facility” in 2009 and 2008, respectively, relate to the replacement facility that was constructed in Texas with lease financing. During the third quarter 2009, the facility was completed and the sale and leaseback of the Brentwood Terrace facility was deemed to have occurred.
Financing activities of continuing operations used cash of $3.4 million, $2.2 million and $3.6 million in 2010, 2009 and 2008 respectively. Cash used in 2010, 2009 and 2008 primarily resulted from payment of existing debt obligations of $4.3 million, $7.6 million and $2.0 million, respectively, and the repurchase of $1.7 million of our common stock in 2008. Net cash used in 2010 was impacted by the payment of $0.5 million in financing costs in connection with the new revolving credit facility under which we borrowed $3.5 million. Financing activities reflect $1.2 million and $0.6 million in common stock dividends in 2010 and 2009, respectively. The $6.9 million and $0.8 million in “construction allowance receipts — leased facility” in 2009 and 2008, respectively, relate to the replacement facility that was constructed in Texas with lease financing. During the third quarter 2009, the facility was completed and the sale and leaseback of the Brentwood Terrace facility was deemed to have occurred.
Our cash expenditures related to professional liability claims were $5.1 million, $4.8 million and $6.6 million in 2010, 2009 and 2008, respectively. Although we work diligently to limit the cash required to settle and defend professional liability claims, a significant judgment entered against us in one or more legal actions could have a material adverse impact on our cash flows and could result in our being unable to meet all of our cash needs as they become due.
Electronic Medical Records
During 2010, we developed a plan to introduce EMR to all our facilities. We expect to complete our EMR implementation plan during the remainder of 2011. It is anticipated that our investment in EMR will provide operational improvements through automation of record keeping and improvement in clinical records quality. Through December 31, 2010 we have capitalized $1.8 million related to our EMR initiative and expensed $0.5 million for training costs. We expect to have total training expenses during 2010 and 2011 related to implementing our electronic medical record system of between $1.8 million and $2.0 million and total capital expenditures during this period of approximately $3.6 million.
Dividends
On February 25, 2011, the Board of Directors declared a quarterly dividend on common shares of $0.055 per share. While the Board of Directors intends to pay quarterly dividends, the Board will make the determination of the amount of future cash dividends, if any, to be declared and paid based on, among other things, the Company’s financial condition, funds from operations, the level of its capital expenditures and its future business prospects and opportunities.

Redeemable Preferred Stock
At December 31, 2010, we have outstanding 5,000 shares of Series C Redeemable Preferred Stock (“Preferred Stock”) that has a stated value of approximately $4.9 million which pays an annual dividend rate of 7% of its stated value. Dividends on the Preferred Stock are paid quarterly in cash. The Preferred Stock was issued to Omega in 2006 and is not convertible, but is redeemable at its stated value at Omega’s option since September 30, 2010, and since September 30, 2007, is redeemable at its stated value at our option. Redemption under our option or Omega’s is subject to certain limitations. We believe we have adequate resources to redeem the Preferred Stock if Omega were to elect to redeem it.
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
Professional Liability
For the last several years, due to our past claims experience and increasing cost of claims throughout the long-term care industry, the premiums we paid for professional liability and other liability insurance exceeded the coverage purchased so that it cost more than $1 to purchase $1 of insurance coverage. Since March 9, 2001, we purchased professional liability insurance coverage for our facilities that, based on historical claims experience, was substantially less than the amount required to satisfy claims that were incurred. We have essentially exhausted all of our insurance coverage for claims first asserted prior to May 31, 2010.
Effective June 1, 2010, our nursing centers are covered by one of two professional liability insurance policies. Our 25 nursing centers in Arkansas, Kentucky, Tennessee, and West Virginia are currently covered by an insurance policy with coverage limits of $250,000 per medical incident and total annual aggregate policy limits of $750,000. This policy provides the only commercially affordable insurance coverage available for claims made during this period against these nursing centers. Our 21 nursing centers in Alabama, Florida, Ohio and Texas are currently covered by an insurance policy with coverage limits of $1,000,000 per medical incident, subject to a deductible of $495,000 per claim, with a total annual aggregate policy limit of $15,000,000 and a sublimit per center of $3,000,000.
As of December 31, 2010, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred but unreported claims of $17.3 million. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
Capital Resources
As of December 31, 2010, we had $24.0 million of outstanding borrowings. The $24.0 million is comprised primarily of $20.5 million owed on our mortgage loan and $3.5 million owed on our revolving line of credit.
The $20.5 million mortgage loan was scheduled to mature in August 2011. On March 1, 2011, we entered into an agreement with a syndicate of banks that provides a credit facility to refinance our mortgage loan and extend the maturity of our existing revolving credit facility. This refinancing has allowed us to classify $20.1 million in debt that was refinanced in the transaction as long-term at December 31, 2010.
Under the terms of the new agreement, the syndicate of banks provided mortgage debt (“Mortgage Loan”) of $23 million with a five year maturity and extended the maturity of our $15 million revolving credit facility (“revolver”) from March 2013 to March 2016. The proceeds of the new mortgage loan were used to retire our existing mortgage loan, pay transaction costs and will fund approximately $2.4 million in capital improvements at our owned homes. The Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25 year amortization. Interest is based on LIBOR plus 4.5% but is fixed at 7.07% based on the interest rate swap described below. The new mortgage loan is secured by four owned nursing centers, related equipment and a lien on the accounts receivable of these facilities. The Mortgage Loan and the revolver are cross-collateralized.
The March 1, 2011 refinancing transaction extended the maturity of our existing $15 million revolving credit facility and amended the interest rate terms. We originally entered into this revolver in March 2010, replacing an existing revolving credit facility. As part of the March 2010 agreement, we used $3.5 million in proceeds from the facility to retire an existing bank term loan and pay certain transaction costs. The March 2010 revolver originally had an interest rate of LIBOR (with a floor of 3.0%) plus 3.5% and was to expire in March 2013. The March 1, 2011 refinancing extended the maturity of the revolver to March 2016, removed the 3.0% floor on LIBOR and changed the LIBOR margin on loans from 3.5% to 4.5%.
In connection with the March 2010 transaction, we recorded debt retirement costs of $0.1 million which were recorded in earnings during 2010. These costs relate to the write off of deferred financing costs of the term loan that was retired with proceeds of the March 2010 revolver. In connection with the March 2010 revolving credit facility financing, we recorded total deferred loan costs of $0.4 million of which $0.2 million were paid at closing with proceeds from the new facility.
The revolver is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions. As of December 31, 2010, we have $3.5 million in borrowings outstanding under the revolving credit facility. Annual fees for letters of credit issued under this revolver are 3.00% of the amount outstanding. We have a letter of credit of $4.6 million to serve as a security deposit for our leases. Considering the balance of eligible accounts receivable at December 31, 2010, the letter of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $15 million, the balance available for borrowing under the revolving credit facility is $7.0 million. Eligible accounts receivable are calculated as defined and consider 80% of certain net receivables while excluding receivables from private pay patients, those pending approval by Medicaid and receivables greater than 90 days.
Our debt agreements contain various financial covenants, the most restrictive of which relate to cash flow, census and debt service coverage ratios. We are in compliance with all such covenants at December 31, 2010. Our calculated compliance with financial covenants is presented below:

		Level at
	Requirement	December 31, 2010
Minimum fixed charge coverage ratio	≥1.05:1.00	1.16
Debt service coverage ratio (mortgaged facilities)	≥1.30:1.00	3.89
As part of the mortgage refinancing in March 2011, we entered into an interest rate swap agreement with a member of the bank syndicate as the counterparty. The interest rate swap agreement has the same effective date, maturity date and notional amount as the Mortgage Loan. The interest rate swap agreement requires us to make fixed rate payments to the bank calculated on a notional amount, an annual fixed rate of 7.07% while the bank is obligated to make payments to us based on LIBOR on the same notional amount. We entered into the interest rate swap agreement to mitigate the variable interest rate risk on our outstanding mortgage borrowings.
Lease Agreement — West Virginia Nursing Center
On July 14, 2010 we entered into an agreement with a real estate developer that will construct, furnish, and equip a 90 bed skilled nursing center near Milton, West Virginia which we will lease upon completion. The center will utilize a Certificate of Need we initially obtained in the June 2009 acquisition of certain assets of a skilled nursing center in Milton, West Virginia. The initial lease term is 20 years from the date the center is completed and fit for occupancy as a skilled nursing center. We have the option to renew the lease for two additional five-year periods. Construction on the nursing center began in November 2010 and it is estimated the center will be completed in late 2011. Annual lease costs will be based initially on 10.25% of the total project costs and provides for annual increases in lease payments equal to the increase in the Consumer Price Index, not to exceed 2.5%. The lease agreement grants us the right to purchase the center beginning at the end of the first year of the initial term of the lease and continuing through the fifth year for a purchase price ranging from 110% to 120% of the total project cost.
Texas Facility
In August 2009, we completed the construction of a 119 bed skilled nursing center, Brentwood Terrace, located in Paris, Texas, replacing an existing 102 bed facility leased from Omega. The new facility was financed with funding from Omega, and is leased from Omega under a long term operating lease with renewal options through 2035. Annual rent is $789,000 initially, equal to 10.25% of $7.7 million, the total cost of the replacement facility.
Facility Renovations
During 2005, we began an initiative to complete strategic renovations of certain facilities to improve occupancy, quality of care and profitability. We developed a plan to begin with those facilities with the greatest potential for benefit, and began the renovation program during the third quarter of 2005. As of December 31, 2010, we have completed renovations at fifteen facilities and we are developing plans for additional renovation projects.

A total of $22.1 million has been spent on these renovation programs to date, with $15.0 million financed through Omega, $6.0 million financed with internally generated cash, and $1.1 million financed with long-term debt.
For the fifteen facilities with renovations completed as of the beginning of the fourth quarter 2010 compared to the last twelve months prior to the commencement of renovation, average occupancy increased from 69.8% to 77.3% and Medicare average daily census increased from a total of 177 to 190 in the fourth quarter of 2010.
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
Accounts receivable attributable to patient services of continuing operations totaled $26.7 million at December 31, 2010, compared to $23.9 million at December 31, 2009, representing approximately 34 and 32 days revenue in accounts receivable, respectively. The increase in days revenue in accounts receivable is the result of increased managed care revenue which typically has a longer collection period.
The allowance for bad debt was $2.8 million and $2.6 million at December 31, 2010 and 2009, respectively. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.
Inflation
Based on contract pricing for food and other supplies and recent market conditions, we expect cost increases in 2011 to be higher than the increases in 2010. We expect salary and wage increases for our skilled health care providers to continue to be higher than average salary and wage increases, as is common in the health care industry.
Off-Balance Sheet Arrangements
We have a letter of credit outstanding of approximately $4.6 million as of December 31, 2010, which serves as a security deposit for our facility lease with Omega. The letter of credit was issued under our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility. During the years ended December 31, 2010 and 2009, we incurred approximately $0.2 million in fees each year related to the outstanding letter of credit.
Recent Accounting Guidance
In August 2010, the FASB issued updated guidance in the form of a FASB Accounting Standards Update on “Presentation of Insurance Claims and Related Insurance Recoveries” to clarify that a health care entity should not net insurance recoveries against a related claim liability and that the amount of the claim liability should be determined without consideration of insurance recoveries. The update is intended to improve accounting guidance by eliminating an existing industry exception and reduce diversity in practice by removing the ability to offset insurance recoveries against liabilities. We will adopt this guidance effective January 1, 2011. We are currently assessing the impact of the new guidance though it is not expected to change our operating results or cash flows.
Forward-Looking Statements
The foregoing discussion and analysis provides information deemed by management to be relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read in conjunction with our consolidated financial statements included herein. Certain statements made by or on behalf of us, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those contemplated by the forward-looking statements made herein. In addition to any assumptions and other factors referred to specifically in connection with such statements, other factors, many of which are beyond our ability to control or predict, could cause our actual results to differ materially from the results expressed or implied in any forward-looking statements including, but not limited to, our ability to successfully construct and operate the new nursing center in West Virginia, our ability to increase census at our renovated facilities, changes in governmental reimbursement, government regulation, the impact of the recently adopted federal health care reform or any future health care reform, any increases in the cost of borrowing under our credit agreements, our ability to comply with covenants contained in those credit agreements, the outcome of professional liability lawsuits and claims, our ability to control ultimate professional liability costs, the accuracy of our estimate of our anticipated professional liability expense, the impact of future licensing surveys, the outcome of proceedings alleging violations of laws and regulations governing quality of care or violations of other laws and regulations applicable to our business, costs and impacts associated with the implementation of our electronic medical records plan, the costs of investing in our business initiatives and development, our ability to control costs, changes to our valuation of deferred tax assets, changes in occupancy rates in our facilities, changing economic and competitive conditions, changes in anticipated revenue and cost growth, changes in the anticipated results of operations, the effect of changes in accounting policies as well as others. Investors also should refer to the risks identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as risks identified in “Part I. Item 1A. Risk Factors” for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the Company’s business plans and prospects. Such cautionary statements identify important factors that could cause our actual results to materially differ from those projected in forward-looking statements. In addition, we disclaim any intent or obligation to update these forward-looking statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of December 31, 2010, we had outstanding borrowings of approximately $24.0 million all of which was subject to variable interest rates. In connection with our refinancing, we entered into an interest rate swap with respect to the mortgage loan to mitigate the floating interest rate risk of such borrowing. Therefore, only approximately $3.5 million of our borrowings remains subject to variable interest rates after the March 1, 2011 refinancing transaction. In the event that interest rates were to change 1%, the impact on future pre-tax cash flows would be approximately $35,000 annually, representing the impact of increased or decreased interest expense on variable rate debt.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Audited financial statements are contained on pages F-1 through F-30 of this Annual Report on Form 10-K and are incorporated herein by reference. Audited supplemental schedule data is contained on pages S-1 through S-2 of this Annual Report on Form 10-K and is incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Advocat, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2010. Based on this evaluation, the principal executive and financial officers have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.
Management’s Report on Internal Control over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). We assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. We have concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control over Financial Reporting
There has been no change (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that has occurred during our fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our Directors, Executive Officers and Corporate Governance is incorporated herein by reference to our definitive proxy statement for our 2011 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.
ITEM 11. EXECUTIVE COMPENSATION
Information concerning Executive Compensation is incorporated herein by reference to our definitive proxy statement for our 2011 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information concerning Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to our definitive proxy statement for our 2011 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information concerning Certain Relationships and Related Transactions is incorporated herein by reference to our definitive proxy statement for our 2011 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information concerning the fees and services provided by our principal accountant is incorporated herein by reference to our definitive proxy statement for our 2011 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.

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

ADVOCAT INC.
/s/ Wallace E. Olson
Wallace E. Olson
Chairman of the Board March 7, 2011

/s/ William R. Council, III
William R. Council, III
President and Chief Executive Officer (Principal Executive Officer) March 7, 2011

/s/ L. Glynn Riddle, Jr.
L. Glynn Riddle, Jr.
Executive Vice President, Chief Financial Officer, Secretary (Principal Financial and Accounting Officer) March 7, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Wallace E. Olson Wallace E. Olson	/s/ William C. O’Neil. Jr. William C. O’Neil, Jr.
Chairman of the Board	Director
March 7, 2011	March 7, 2011

/s/ William R. Council, III William R. Council, III	/s/ Richard M. Brame Richard M. Brame
President and Chief Executive Officer	Director
Director	March 7, 2011
March 7, 2011

/s/ Robert Z. Hensley Robert Z. Hensley	/s/ Chad A. McCurdy Chad A. McCurdy
Director	Director
March 7, 2011	March 7, 2011

ADVOCAT INC. AND SUBSIDIARIES
Consolidated Financial Statements
For the Years Ended December 31, 2010, 2009 and 2008
Together with Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Advocat Inc.
Brentwood, Tennessee
We have audited the accompanying consolidated balance sheets of Advocat Inc. as of December 31, 2010 and 2009 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advocat Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ BDO USA, LLP
Nashville, Tennessee
March 7, 2011

ADVOCAT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,862,000	$8,609,000
Receivables, less allowance for doubtful accounts of $2,822,000 and $2,566,000, respectively	23,916,000	21,711,000
Other receivables	352,000	1,406,000
Prepaid expenses and other current assets	2,935,000	2,043,000
Income tax refundable	1,439,000	455,000
Deferred income taxes	4,207,000	4,792,000
Current assets of discontinued operations	686,000	2,903,000

Total current assets	42,397,000	41,919,000

PROPERTY AND EQUIPMENT, at cost	78,690,000	76,270,000
Less accumulated depreciation	(41,563,000)	(40,461,000)
Discontinued operations, net	1,053,000	1,553,000

Property and equipment, net	38,180,000	37,362,000

OTHER ASSETS:
Deferred income taxes	12,408,000	13,804,000
Deferred financing and other costs, net	834,000	639,000
Other assets	2,319,000	1,963,000
Acquired leasehold interest, net	9,380,000	9,764,000

Total other assets	24,941,000	26,170,000

	$105,518,000	$105,451,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capitalized lease obligations	$582,000	$2,278,000
Trade accounts payable	3,120,000	4,537,000
Accrued expenses:
Payroll and employee benefits	11,047,000	9,314,000
Current portion of self-insurance reserves	6,753,000	7,860,000
Other current liabilities	4,479,000	4,323,000
Current liabilities of discontinued operations	—	1,273,000

Total current liabilities	25,981,000	29,585,000

NONCURRENT LIABILITIES:
Long-term debt and capitalized lease obligations, less current portion	23,819,000	22,551,000
Self-insurance reserves, less current portion	11,847,000	12,235,000
Other noncurrent liabilities	16,748,000	15,195,000

Total noncurrent liabilities	52,414,000	49,981,000

COMMITMENTS AND CONTINGENCIES

SERIES C REDEEMABLE PREFERRED STOCK,
$.10 par value, 5,000 shares authorized, issued and outstanding, stated value of $4,918,000 including premium of $0 and $1,274,000, respectively	4,918,000	6,192,000

SHAREHOLDERS’ EQUITY:
Series A preferred stock, authorized 200,000 shares, $.10 par value, none issued and outstanding	—	—
Common stock, authorized 20,000,000 shares, $.01 par value, 5,976,000 and 5,949,000 shares issued, 5,744,000 and 5,717,000 shares outstanding, respectively	60,000	59,000
Treasury stock at cost, 232,000 shares of common stock	(2,500,000)	(2,500,000)
Paid-in capital	17,896,000	17,647,000
Retained earnings	6,749,000	4,487,000

Total shareholders’ equity	22,205,000	19,693,000

	$105,518,000	$105,451,000

The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2010	2009	2008
REVENUES:
Patient revenues, net	$290,130,000	$276,979,000	$263,837,000

EXPENSES:
Operating	229,081,000	219,567,000	207,998,000
Lease	22,600,000	21,791,000	21,331,000
Professional liability	5,364,000	8,228,000	1,532,000
General and administrative	19,680,000	17,926,000	17,973,000
Depreciation and amortization	5,825,000	5,446,000	5,065,000

	282,550,000	272,958,000	253,899,000

OPERATING INCOME	7,580,000	4,021,000	9,938,000

OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	—	191,000	(1,005,000)
Other income	—	549,000	—
Interest income	2,000	161,000	453,000
Interest expense	(1,634,000)	(1,877,000)	(2,870,000)
Debt retirement costs	(127,000)	—	—

	(1,759,000)	(976,000)	(3,422,000)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	5,821,000	3,045,000	6,516,000
PROVISION FOR INCOME TAXES	(1,858,000)	(1,165,000)	(2,208,000)

NET INCOME FROM CONTINUING OPERATIONS	3,963,000	1,880,000	4,308,000

NET INCOME FROM DISCONTINUED OPERATIONS:
Operating income, net of tax provision of $177,000, $449,000 and $731,000, respectively	344,000	721,000	1,427,000
Disposal and impairment, net of tax benefit of $217,000	(458,000)	—	—

DISCONTINUED OPERATIONS	(114,000)	721,000	1,427,000

NET INCOME	3,849,000	2,601,000	5,735,000
PREFERRED STOCK DIVIDENDS	(344,000)	(344,000)	(344,000)

NET INCOME FOR COMMON STOCK	$3,505,000	$2,257,000	$5,391,000

NET INCOME PER COMMON SHARE:
Per common share — basic
Continuing operations	$0.63	$0.27	$0.70
Discontinued operations	(0.02)	0.13	0.25

	$0.61	$0.40	$0.95

Per common share — diluted
Continuing operations	$0.62	$0.26	$0.67
Discontinued operations	(0.02)	0.13	0.25

	$0.60	$0.39	$0.92

COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK
	$0.215	$0.15	$—

WEIGHTED AVERAGE COMMON SHARES:
Basic	5,732,000	5,678,000	5,693,000

Diluted	5,854,000	5,797,000	5,887,000

The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Retained
						Earnings
	Common Stock		Treasury Stock		Paid-in	(Accumulated
	Shares Issued	Amount	Shares	Amount	Capital	Deficit)	Total
BALANCE, DECEMBER 31, 2007	5,878,000	$59,000	74,000	$(817,000)	$15,804,000	$(2,302,000)	$12,744,000
Net Income	—	—	—	—	—	5,735,000	5,735,000
Preferred stock dividends	—	—	—	—	—	(344,000)	(344,000)
Repurchase of common stock	—	—	158,000	(1,683,000)	—	—	(1,683,000)
Exercise of stock options	25,000	—	—	—	235,000	—	235,000
Tax impact of equity grant exercises	—	—	—	—	(3,000)	—	(3,000)
Stock based compensation	—	—	—	—	867,000	—	867,000

BALANCE, DECEMBER 31, 2008	5,903,000	59,000	232,000	(2,500,000)	16,903,000	3,089,000	17,551,000
Net Income	—	—	—	—	—	2,601,000	2,601,000
Preferred stock dividends	—	—	—	—	—	(344,000)	(344,000)
Common stock dividends declared	—	—	—	—	6,000	(859,000)	(853,000)
Exercise of stock options	46,000	—	—	—	(76,000)	—	(76,000)
Purchase of restricted share units	—	—	—	—	76,000	—	76,000
Tax impact of equity grant exercises	—	—	—	—	118,000	—	118,000
Stock based compensation	—	—	—	—	620,000	—	620,000

BALANCE, DECEMBER 31, 2009	5,949,000	59,000	232,000	(2,500,000)	17,647,000	4,487,000	19,693,000
Net Income	—	—	—	—	—	3,849,000	3,849,000
Preferred stock dividends	—	—	—	—	—	(344,000)	(344,000)
Common stock dividends declared	—	—	—	—	9,000	(1,243,000)	(1,234,000)
Exercise of stock options	27,000	1,000	—	—	(51,000)	—	(50,000)
Purchase of restricted share units	—	—	—	—	29,000	—	29,000
Tax impact of equity grant exercises	—	—	—	—	(90,000)	—	(90,000)
Stock based compensation	—	—	—	—	352,000	—	352,000

BALANCE, DECEMBER 31, 2010	5,976,000	$60,000	232,000	$(2,500,000)	$17,896,000	$6,749,000	$22,205,000

The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,849,000	$2,601,000	$5,735,000
Discontinued operations	(114,000)	721,000	1,427,000

Net income from continuing operations	3,963,000	1,880,000	4,308,000
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	5,825,000	5,446,000	5,065,000
Provision for doubtful accounts	2,127,000	1,965,000	2,015,000
Deferred income tax provision (benefit)	2,041,000	(528,000)	816,000
Provision for (benefit from) self-insured professional liability, net of cash payments	(754,000)	2,774,000	(5,603,000)
Stock-based compensation	597,000	689,000	867,000
Amortization of deferred balances	213,000	382,000	426,000
Provision for leases in excess of cash payments	782,000	1,254,000	1,729,000
Payment from lessor for leasehold improvement	120,000	771,000	—
Non-cash gain on settlement of contingent liability	—	(549,000)	—
Foreign currency transaction (gain) loss	—	(191,000)	1,005,000
Debt retirement costs	127,000	—	—
Non-cash interest income	—	(41,000)	(121,000)
Changes in other assets and liabilities affecting operating activities:
Receivables, net	(3,787,000)	(4,200,000)	381,000
Prepaid expenses and other assets	(1,817,000)	621,000	210,000
Trade accounts payable and accrued expenses	(94,000)	(4,000)	(3,498,000)

Net cash provided by continuing operations	9,343,000	10,269,000	7,600,000
Discontinued operations	713,000	2,109,000	1,878,000

Net cash provided by operating activities	10,056,000	12,378,000	9,478,000

(Continued)

ADVOCAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	$(6,363,000)	$(6,372,000)	$(9,403,000)
Payment for construction in progress — leased facility	—	(6,891,000)	(811,000)
Notes receivable collected	—	4,184,000	765,000
Deposits and other deferred balances	—	59,000	(138,000)

Net cash used in continuing operations	(6,363,000)	(9,020,000)	(9,587,000)
Discontinued operations	(45,000)	(187,000)	(349,000)

Net cash used in investing activities	(6,408,000)	(9,207,000)	(9,936,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(4,278,000)	(7,581,000)	(2,045,000)
Proceeds from issuance of debt	3,463,000	—	—
Financing costs	(511,000)	(42,000)	(79,000)
Payment of common stock dividends	(1,203,000)	(573,000)	—
Payment of preferred stock dividends	(344,000)	(344,000)	(344,000)
Repurchases of common stock	—	—	(1,683,000)
Construction allowance receipts — leased facility	—	6,891,000	811,000
Payment for preferred stock restructuring	(528,000)	(512,000)	(497,000)
Issuance of restricted share units	57,000	76,000	—
Net settlement of exercised stock options	(51,000)	(78,000)	—
Proceeds from exercise of stock options	—	3,000	235,000

Net cash used in financing activities	(3,395,000)	(2,160,000)	(3,602,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	253,000	1,011,000	(4,060,000)

CASH AND CASH EQUIVALENTS, beginning of period	8,609,000	7,598,000	11,658,000

CASH AND CASH EQUIVALENTS, end of period	$8,862,000	$8,609,000	$7,598,000

SUPPLEMENTAL INFORMATION:
Cash payments of interest, net of amounts capitalized	$1,383,000	$1,512,000	$2,506,000

Cash payments of income taxes, net of refunds	$926,000	$1,413,000	$3,841,000

NON-CASH TRANSACTIONS:
As discussed in Note 12, the Company was deemed to have control and was considered owner of the Brentwood Terrace replacement facility during the construction period. Upon completion of construction of the replacement facility during the third quarter 2009, a sale and leaseback of the facility was deemed to have occurred and the Company removed both the facility asset and the long term liability from its consolidated balance sheet, resulting in non cash reductions of property and long term liability of $7.7 million. As discussed in Note 6 the Company entered into a capitalized lease agreement and recorded $387,000 in fixed assets and capital lease obligations in 2010.
The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010, 2009 AND 2008
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
As of December 31, 2010, the Company’s continuing operations consist of 46 nursing centers with 5,364 licensed nursing beds. The Company owns 9 and leases 37 of its nursing centers. The Company’s continuing operations include centers in Alabama, Arkansas, Florida, Kentucky, Ohio, Tennessee, Texas and West Virginia.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation
The consolidated financial statements include the operations and accounts of Advocat and its subsidiaries, all wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company’s net income on the Consolidated Statements of Income equals Comprehensive Income.
The Company is managed as one reporting unit for internal purposes and for managing the enterprise. Therefore, management has concluded that the Company is operated as a single reportable segment, as defined in The Financial Accounting Standards Board’s (“FASB”) guidance on “Segment Reporting.”
Revenues
     Patient Revenues
The fees charged by the Company to patients in its nursing centers are recorded on an accrual basis. These rates are contractually adjusted with respect to individuals receiving benefits under federal and state-funded programs and other third-party payors. Rates under federal and state-funded programs are determined prospectively for each facility and may be based on the acuity of the care and services provided. These rates may be based on facility’s actual costs subject to program ceilings and other limitations or on established rates based on acuity and services provided as determined by the federal and state-funded programs. Amounts earned under federal and state programs with respect to nursing home patients are subject to review by the third-party payors which may result in retroactive adjustments. In the opinion of management, adequate provision has been made for any adjustments that may result from such reviews. Retroactive adjustments, if any, are recorded when objectively determinable, generally within three years of the close of a reimbursement year depending upon the timing of appeals and third-party settlement reviews or audits. During the years ended December 31, 2010, 2009 and 2008, the Company recorded $(2,000), $109,000 and $65,000 of net favorable (unfavorable) estimated settlements from federal and state programs for periods prior to the beginning of fiscal 2010, 2009 and 2008, respectively.

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
The Company includes the provision for doubtful accounts in operating expenses in its Consolidated Statements of Income. The provisions for doubtful accounts of continuing operations were $2,127,000, $1,965,000 and $2,015,000 for 2010, 2009 and 2008, respectively.
Lease Expense
As of December 31, 2010, the Company operates 37 nursing centers under operating leases, including 36 owned or financed by Omega Healthcare Investors, Inc. (together with its subsidiaries, “Omega”) and one owned by another party. The Company’s operating leases generally require the Company to pay stated rent, subject to increases based on changes in the Consumer Price Index, a minimum percentage increase, or increases in the net revenues of the leased properties. The Company’s Omega leases require the Company to pay certain scheduled rent increases. Such scheduled rent increases are recorded as additional lease expense on a straight-line basis recognized over the term of the related leases.
See Notes 3, 7 and 12 for a discussion regarding the Company’s Master Lease with Omega, the termination of leases for certain facilities and the addition of certain leased facilities.
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
Property and Equipment
Property and equipment are recorded at cost with depreciation being provided over the shorter of the remaining lease term (where applicable) or the assets’ estimated useful lives on the straight-line basis as follows:

Buildings and improvements	-	5 to 40 years
Leasehold improvements	-	2 to 10 years
Furniture, fixtures and equipment	-	2 to 15 years
Interest incurred during construction periods is capitalized as part of the building cost. Maintenance and repairs are expensed as incurred, and major betterments and improvements are capitalized. Property and equipment obtained through purchase acquisitions are stated at their estimated fair value determined on the respective dates of acquisition.
In accordance with FASB guidance on “Property, Plant and Equipment,” specifically the discussion around the accounting for the impairment or disposal of long-lived assets, the Company evaluates the recoverability of the carrying values of its properties and other long-lived assets on a property by property basis. On a quarterly basis, the Company reviews its properties for recoverability when events or circumstances, including significant physical changes in the property, significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows or fair values of the property, indicate that the carrying amount of the property may not be recoverable. The need to recognize an impairment is based on estimated future undiscounted cash flows from a property compared to the carrying value of that property. If recognition of an impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property. In the fourth quarter of 2010, the Company recorded an impairment of approximately $402,000 related to land held as discontinued operations. The Company’s impairment charge was corroborated by local market data. No impairment of long lived assets was recognized in 2009 or 2008.
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
Acquired Leasehold Interest
The Company has recorded an acquired leasehold interest intangible asset related to an acquisition completed during 2007. The intangible asset is accounted for in accordance with the FASB’s guidance on goodwill and other intangible assets, and is amortized on a straight-line basis over the remaining life of the acquired lease, including renewal periods, the original period of which is approximately 28 years from the date of acquisition. The lease terms for the seven centers this intangible relates to provide for an initial term and renewal periods at the Company’s option through May 31, 2035. As the renewal periods of the acquired leased facilities are solely based on the Company’s option, it is expected that costs (if any) to renew the lease through its current amortization period would be nominal and the decision to continue to lease the acquired facilities lies solely within the Company’s intent to continue to operate the seven facilities. Any renewal costs would be included in deferred lease costs and amortized over the renewal period. Amortization expense of approximately $384,000, $384,000 and $367,000 related to this intangible asset was recorded during the years ended December 31, 2010, 2009 and 2008, respectively.
The carrying value of the acquired leasehold interest intangible and the accumulated amortization are as follows:

	December 31
	2010	2009
Intangible	$10,652,000	$10,652,000
Accumulated Amortization	(1,272,000)	(888,000)

Net Intangible	$9,380,000	$9,764,000

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

The expected amortization expense for the acquired leasehold interest intangible asset is as follows:

2011	$384,000
2012	384,000
2013	384,000
2014	384,000
2015	384,000
Thereafter	7,460,000

$9,380,000

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
The carrying amounts of cash and cash equivalents, receivables, trade accounts payable and accrued expenses approximate fair value because of the short-term nature of these accounts. The fair value of the Company’s mortgage debt is less than its carrying value at December 31, 2010 since the mortgage loan agreement and interest rate in effect at December 31, 2010 was set during 2006, and current market rates for interest are higher, as evidenced in the recent refinancing of the Company’s mortgage loan in March 2011. At December 31, 2010, the Company’s mortgage loan has a carrying value of $20,551,000 and the estimated fair value is $20,195,000. The estimate of fair value was calculated by discounting the future cash flows of the mortgage loan at the interest rate the Company refinanced at in March 2011 which interest rate is comparable to prevailing rates at December 31, 2010. The Company’s self-insurance reserves are reported on an undiscounted basis as the timing of estimated settlements cannot be determined.

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
The Company recorded non-cash stock-based compensation expense for equity grants issued of $597,000, $689,000 and $867,000 during the years ended December 31, 2010, 2009 and 2008, respectively. Such amounts are included as components of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. See Note 9 for additional disclosures about the Company’s stock-based compensation plans.
Recent Accounting Pronouncements
In August 2010, the FASB issued updated guidance in the form of a FASB Accounting Standards Update on “Presentation of Insurance Claims and Related Insurance Recoveries” to clarify that a health care entity should not net insurance recoveries against a related claim liability and that the amount of the claim liability should be determined without consideration of insurance recoveries. The update is intended to improve accounting guidance by eliminating an existing industry exception and reduce diversity in practice by removing the ability to offset insurance recoveries against liabilities. The Company will adopt this guidance effective January 1, 2011. The Company is still assessing the impact of the new guidance though it is not expected to change the Company’s operating results or cash flows.
Reclassifications
As discussed in Note 7, the consolidated financial statements of the Company have been reclassified to reflect as discontinued operations certain divestitures and lease terminations. Certain amounts in the 2009 and 2008 Consolidated Financial Statements have been reclassified to conform to the presentation of 2010.
3. ACQUISITIONS
West Virginia Facility
On June 17, 2009, the Company completed the acquisition of certain assets of a skilled nursing facility in West Virginia. The Company had entered into an option agreement to purchase these assets for $850,000 during 2006. The Company advanced the $850,000 purchase price to the owners of the existing facility prior to January 1, 2009. Due to delays in the regulatory approval process as well as declining census in the existing facility, the Company advanced an additional $196,000 to the owners of the existing facility during 2008 and $231,000 during 2009. The purchase price of $850,000 is included in other noncurrent assets in the Company’s Consolidated Balance Sheet and the amounts advanced in excess of the purchase price have been charged to operating expenses. The Company did not assume any liabilities or working capital in connection with the acquisition. The existing facility closed in February 2009.
The Company has an agreement with a real estate developer that will construct, furnish, and equip a 90 bed skilled nursing center near Milton, West Virginia, to replace the facility described above. The Company will lease the new facility upon completion. The initial lease term is 20 years from the date the center is completed and fit for occupancy as a skilled nursing center. The Company has the option to renew the lease for two additional five-year periods. Construction on the nursing center began in November 2010 and it is estimated the center will be completed in late 2011. The agreement provides the Company the right to purchase the center beginning at the end of the first year of the initial term of the lease and continuing through the fifth year for a purchase price ranging from 110% to 120% of the total project cost.
Gain on Settlement of acquisition liability
During 2009, the Company recorded a gain of $549,000 in other income as a result of an agreement with the Centers for Medicare and Medicaid Services (“CMS”) to settle cost report obligations related to the 2007 acquisition of leasehold interests in certain nursing centers. The cost report obligations sought by CMS totaled approximately $1,180,000 and related to Medicare reimbursement for 1997 and earlier periods for one of the acquired facilities. During 2008, the Company recorded a liability of $1,022,000 for its estimate of its ultimate liability for this assessment and defense costs and the gain resulted from payments of the settlements and legal fees being less than the amounts previously accrued.
4. RECEIVABLES
Receivables, before the allowance for doubtful accounts, consist of the following components:

	December 31,
	2010	2009
Medicare	$10,603,000	$8,940,000
Medicaid and other non-federal government programs	9,758,000	9,738,000
Other patient and resident receivables	6,262,000	5,214,000
Other receivables and advances	115,000	385,000

	$26,738,000	$24,277,000

Other receivables	$352,000	$1,406,000

The other receivables for 2009 relate to renovation projects funded by Omega. See Note 12 for additional discussion of these receivables and leased facility construction projects. The other receivables for 2010 relate to reimbursement amounts due under a cost sharing arrangement with an independent retirement facility that shares a campus with one of the Company’s nursing centers.
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

5. PROPERTY AND EQUIPMENT
Property and equipment, at cost, consists of the following:

	December 31,
	2010	2009
Land	$1,919,000	$1,919,000
Buildings and leasehold improvements	54,032,000	52,297,000
Furniture, fixtures and equipment	22,739,000	22,054,000

	$78,690,000	$76,270,000

As discussed further in Note 6, the property and equipment of certain skilled nursing centers are pledged as collateral for mortgage debt obligations. The Company capitalizes leasehold improvements which will revert back to the lessor of the property at the expiration or termination of the lease, and depreciates these improvements over the shorter of the remaining lease term or the assets’ estimated useful lives.
6. LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS
Long-term debt consists of the following:

	December 31,
	2010	2009
Mortgage loan payable to a commercial finance company; issued in August 2006; refinanced in March 2011 as described below; payable monthly, interest at 3.75% above LIBOR (4.01% and 3.98% at December 31, 2010 and 2009, respectively).	$20,551,000	$21,177,000

Revolving credit facility borrowings payable to a bank; entered into in March 2010; amended in March 2011 as described below; secured by receivables of the Company; interest at 3.5% above LIBOR with LIBOR subject to a floor of 3.0% (6.5% at December 31, 2010).	3,463,000	—

Term loan payable to a bank; issued in August 2007; secured by receivables and all other unencumbered assets of the Company, including land held for sale; interest at 2.5% above LIBOR (2.74% at December 31, 2009).	—	3,652,000

	24,014,000	24,829,000
Less current portion	(442,000)	(2,278,000)

	$23,572,000	$22,551,000

As of December 31, 2010, the Company’s weighted average interest rate on long-term debt was approximately 4.4%.
The $20,551,000 mortgage loan was scheduled to mature in August 2011. On March 1, 2011, the Company entered into an agreement with a syndicate of banks to refinance the Company’s mortgage loan and extend the Company’s revolving credit facility. This refinancing has also allowed the Company to classify $20,109,000 in debt that was refinanced in the transaction as long-term at December 31, 2010.
Under the terms of the new agreement, the syndicate of banks provided mortgage debt (“Mortgage Loan”) of $23 million with a five year maturity and extended the maturity of the Company’s $15 million revolving credit facility (“revolver”) from March 2013 to March 2016. The proceeds of these new loans were used to retire the Company’s mortgage loan and will fund approximately $2.4 million in capital improvements at the Company’s owned homes. The Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25 year amortization. Interest is based on LIBOR plus 4.5% but is fixed at 7.07% based on the interest rate swap described below. The new mortgage loan is secured by four owned nursing centers, related equipment and a lien on the accounts receivable of these facilities. The Mortgage Loan and the revolver are cross-collateralized.

The March 2011 debt agreement extended the maturity of the Company’s $15 million revolving credit facility (“revolver”) entered into in March 2010 with a member of the bank syndicate to March 2016. The extension also removes the 3.0% floor on LIBOR and changes the LIBOR spread to 4.5%. The March 2010 agreement replaced the Company’s previous revolving credit facility which was to expire in August 2010. As part of the March 2010 agreement, the Company used $3,463,000 in proceeds from the facility to retire the Company’s existing term loan and pay certain transaction costs. The March 2010 revolver had an interest rate of LIBOR (with a floor of 3.0%) plus 3.5% and was to expire in March 2013.
In connection with the March 2010 transaction, the Company recognized debt retirement costs of $127,000 which were recorded in earnings during 2010. These costs relate to the write off of deferred financing costs of the term loan that was retired with proceeds of the March 2010 revolver. In connection with the March 2010 revolving credit facility financing, the Company recorded total deferred loan costs of $432,000, of which $218,000 were paid at closing with proceeds from the new facility.
Under both agreements, the revolver is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions. As of December 31, 2010, the Company has $3,463,000 in borrowings outstanding under the revolving credit facility. Annual fees for letters of credit issued under this revolver are 3.00% of the amount outstanding. The Company has a letter of credit of $4,551,000 to serve as a security deposit for the Company’s leases. Considering the balance of eligible accounts receivable at December 31, 2010, the letter of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $15,000,000, the balance available for borrowing under the revolving credit facility is $6,986,000.
Scheduled principal payments of long-term debt are as follows:

2011	$442,000
2012	389,000
2013	416,000
2014	445,000
2015	476,000
Thereafter	21,846,000

Total	$24,014,000

The Company’s debt agreements contain various financial covenants, the most restrictive of which relate to cash flow, census and debt service coverage ratios. The Company is in compliance with all such covenants at December 31, 2010.
As part of the refinancing in March 2011, the Company entered into an interest rate swap agreement with a member of the bank syndicate as the counterparty. The interest rate swap agreement has the same effective date, maturity date and notional amount as the Mortgage Loan. The interest rate swap agreement requires the Company to make fixed rate payments to the bank calculated on a notional amount, an annual fixed rate of 7.07% while the bank is obligated to make payments to the Company based on LIBOR on the same notional amount.
The Company entered into the interest rate swap agreement to mitigate the variable interest rate risk on its outstanding mortgage borrowings. The applicable guidance requires companies to recognize all derivative instruments as either assets or liabilities at fair value in a company’s balance sheets. In accordance with this guidance, the Company designated its interest rate swap as a cash flow hedge and will report the earnings component of the hedge in other comprehensive income in the same period or periods during which the hedged transactions affects earnings.
Capitalized Lease Obligations
During 2010, the Company entered into a lease agreement to finance the purchase of wireless equipment required for the implementation of Electronic Medical Records (“EMR”) in all of its facilities. The Company determined the lease was capital in nature and has recorded both the asset and capitalized lease obligation of $387,000 as of December 31, 2010. The lease agreement provides a three year term with payments beginning in the fourth month after delivery of the equipment.

Scheduled payments of the capitalized lease obligation are as follows:

2011	$143,000
2012	143,000
2013	107,000

Total	393,000
Amounts related to interest	(6,000)

Principal payments on capitalized lease obligation	$387,000

7. DISCONTINUED OPERATIONS
Effective March 31, 2010, the Company terminated operations of four nursing centers in Florida under a lease that, as amended, would have expired in August 2010 and transitioned operations at these leased facilities to a new operator. The operating margins of the four facilities subject to this lease did not meet the Company’s long-term goals. These four homes contributed revenues of $6,852,000, $25,053,000 and $23,772,000 and net income of $169,000, $541,000 and $1,076,000 in the years ended December 31, 2010, 2009 and 2008, respectively. Included in the loss on disposal and impairment is a loss of $273,000 ($185,000 net of tax) on lease termination primarily related to severance, legal and other costs incurred to facilitate the transition as well as the transfer of inventory. While the results of discontinued operations reflect the direct expense related to the Florida regional office which has been closed, they do not reflect any allocation of corporate general and administrative expense or any allocation of corporate interest expense.
The Centers for Medicare and Medicaid Services (“CMS”) issued regulations that became effective October 1, 2009 that prohibited the Company from billing Medicare Part B for certain services. These services produced revenues of $974,000 and $1,190,000 and net income of $204,000 and $388,000 during the years ended December 31, 2009 and 2008, respectively.
The Company owns real estate related to a North Carolina assisted living facility it closed in April 2006. The net assets of discontinued operations presented in property and equipment on the accompanying consolidated balance sheet represent the real estate related to this assisted living facility. The Company is continuing its efforts to sell this land. Based on an evaluation of the current fair value of the property, the Company determined the carrying value exceeded the fair value. As a result, the Company recorded an impairment charge of $402,000 ($273,000 net of tax) to reduce the carrying value of the land at December 31, 2010.
The Company has classified the operations, the real estate and the current assets of the four Florida homes described above as discontinued operations for all periods presented in the Company’s Consolidated Financial Statements.
8. COLLECTION OF NOTE RECEIVABLE
During 2009, the Company collected the remaining installments totaling approximately $4.9 million Canadian ($4,184,000 US) on a note receivable denominated in Canadian dollars issued in the sale of its Canadian subsidiary in 2004. In accordance with the Company’s bank term loan agreement, $1.8 million (US) of the proceeds received in collection on this note receivable were paid on the principal balance of the Company’s long-term debt obligations. Foreign currency transaction gain or loss related to this note was recorded as other income or expense in the Consolidated Statements of Income.
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
In addition, the amendment includes a share exchange feature that provides the Company’s Board of Directors the option of exchanging, in whole or in part, each Right, other than those of the hostile acquiring holder, for one share of the Company’s common stock. This provision is intended to avoid requiring Rights holders to pay cash to exercise their Rights and to alleviate the uncertainty as to whether holders will exercise their Rights. The Plan is designed to protect the Company’s shareholders from unfair or coercive takeover tactics. The rights may be exercised only upon the occurrence of certain triggering events, including the acquisition of, or a tender offer for, 20% or more of the Company’s common stock without the Company’s prior approval.
Stock-Based Compensation Plans
The Company follows the FASB’s guidance on Stock Compensation to account for share-based payments granted to employees and non-employee directors.
Overview of Plans
The Company adopted the 1994 Incentive and Nonqualified Stock Option Plan for Key Personnel (the “Key Personnel Plan”) and the 1994 Nonqualified Stock Option Plan for the Directors (the “Director Plan”). Under both plans, the option exercise price equals the stock’s closing market price on the day prior to the grant date. The maximum term of any option granted pursuant to either the Key Personnel Plan or to the Director Plan is ten years. In accordance with their terms, the Key Personnel Plan and the Director Plan expired in May 2004 and no further grants can be made under these plans. Only 13,600 options remain outstanding under this plan at December 31, 2010.
In December 2005, the Compensation Committee of the Board of Directors adopted the 2005 Long-Term Incentive Plan (“2005 Plan”). The 2005 Plan allows the Company to issue stock options and other share and cash based awards. Under the 2005 Plan, 700,000 shares of the Company’s common stock have been reserved for issuance upon exercise of equity awards granted thereunder. All options under this plan expire 10 years from the date the shares were authorized by the Board of Directors.
In June 2008, the Company adopted the Advocat Inc. 2008 Stock Purchase Plan for Key Personnel (“Stock Purchase Plan”). The Stock Purchase Plan provides for the granting of rights to purchase shares of the Company’s common stock to directors and officers and 150,000 shares of the Company’s common stock has been reserved for issuance under the Stock Purchase Plan. The Stock Purchase Plan allows participants to elect to utilize a specified portion of base salary, annual cash bonus, or director compensation to purchase restricted shares or restricted share units (“RSU’s”) at 85% of the fair market value of a share of the Company’s common stock on the date of purchase. The restriction period under the Stock Purchase Plan is generally two years from the date of purchase and during which the shares will have the rights to receive dividends, however, the restricted share certificates will not be delivered to the shareholder and the shares cannot be sold, assigned or disposed of during the restriction period. No grants can be made under the Stock Purchase Plan after April 25, 2018.
In June 2010, the Compensation Committee of the Board of Directors adopted the 2010 Long-Term Incentive Plan (“2010 Plan”), following approval by the Company’s shareholders. The 2010 Plan allows the Company to issue stock appreciation rights, stock options and other share and cash based awards. Under the 2010 Plan, 380,000 shares of the Company’s common stock have been reserved for issuance upon exercise of equity awards granted under the 2010 Plan.
Equity Grants and Valuations
During 2010, 2009 and 2008, the Compensation Committee of the Board of Directors approved the grant of Stock Only Stock Appreciation Rights (“SOSARs”) at the market price of the Company’s common stock on the grant date. The SOSARs vest one-third on the first, second and third anniversaries of the grant date. The SOSARs are valued and recorded in the same manner as stock options, and will be settled with issuance of new stock for the difference between the market price on the date of exercise and the exercise price.

The Company recorded non-cash stock-based compensation expense for equity grants and RSU’s issued under the Plans of $597,000, $689,000 and $867,000 during the years ended December 31, 2010, 2009, and 2008, respectively. Such amounts are included as components of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. As of December 31, 2010, there was $306,000 (including $7,000 related to non-vested RSU’s) in unrecognized compensation costs related to stock-based compensation to be recognized over the applicable remaining vesting periods. The Company estimated the total recognized and unrecognized compensation using the Black-Scholes-Merton equity grant valuation model.
The table below shows the weighted average assumptions the Company used to develop the fair value estimates under its option valuation model.

		Year Ended
	December 31,
	2010	2009	2008
Expected volatility (range)	62% - 89%	95% - 111%	113% - 122%
Risk free interest rate (range)	2.21% - 3.28%	2.02% - 2.40%	2.49% - 3.43%
Expected dividends	3.22%	—	—
Weighted average expected term (years)	6.0	6.0	6.0
In computing the fair value estimates using the Black-Scholes-Merton valuation model, the Company took into consideration the exercise price of the equity grants and the market price of the Company’s stock on the date of grant. The Company used an expected volatility that equals the historical volatility over the most recent period equal to the expected life of the equity grants. The risk free interest rate is based on the U.S. treasury yield curve in effect at the time of grant. The Company used the expected dividend yield at the date of grant, reflecting the level of annual cash dividends currently being paid on its common stock.
In computing the fair value of these SOSARs, the Company estimated the SOSARs expected term based on the average of the vesting term and the original contractual terms of the grants, consistent with the Securities and Exchange Commissions interpretive guidance often referred to as the “Simplified Method.” The Company continues to use the Simplified Method since the Company’s exercise history is not representative of the expected term of the SOSARs granted in 2010. The Company’s recent exercise history is primarily from options granted in 2005 that were vested at grant date and were significantly in-the-money due to an increase in stock price during the period between grant date and formal approval by shareholders, and from older options granted several years ago that had fully vested.
The table below describes the resulting weighted average grant date fair values calculated as well as the intrinsic value of options exercised under the Company’s equity awards during each of the following years:

		Year Ended
	December 31,
	2010	2009	2008
Weighted Average grant date fair value	$2.61	$1.91	$9.39
Total Intrinsic Value of Options Exercised	$192,000	$320,000	$26,000
The following table summarizes information regarding stock options and SOSAR grants outstanding as of December 31, 2010:

	Weighted
Range of	Average	Options
Exercise Prices	Exercise Prices	Outstanding
$10.40 to $11.59	$11.19	172,000
$0.35 to $6.21	$4.78	438,000

		610,000

As of December 31, 2010, the outstanding equity grants have a weighted average remaining life of 6.91 years and those outstanding equity grants that are exercisable have a weighted average remaining life of 5.71 years. During the year ended December 31, 2010 approximately 68,000 stock option and SOSAR grants were exercised under these plans. As the equity grants were net settled, there were no proceeds.

Summarized activity of the equity compensation plans is presented below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding, December 31, 2009	603,000	$6.72
Granted	153,000	5.62
Exercised	(68,000)	2.70
Expired or cancelled	(78,000)	9.12

Outstanding, December 31, 2010	610,000	$6.59

Exercisable, December 31, 2010	379,000	$7.28

As of December 31, 2010, there was no aggregate intrinsic value for the Company’s equity grants outstanding and equity grants exercisable since the aggregate exercise price exceeded the market value of the underlying shares.
Summarized activity of the Restricted Share Units for the Stock Purchase Plan is as follows:

Restricted Share Units
Outstanding, December 31, 2009	36,317
Granted	12,209
Dividend Equivalents	1,542
Vested	(1,757)
Cancelled	(9,829)

Outstanding December 31, 2010	38,482

Series A Preferred Stock
The Company is authorized to issue up to 200,000 shares of Series A Preferred Stock. The Company’s Board of Directors is authorized to establish the terms and rights of each series, including the voting powers, designations, preferences, and other special rights, qualifications, limitations, or restrictions thereof.
Series B and Series C Redeemable Preferred Stock
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
At the time of the Restructuring Agreement, the Series B Preferred Stock had a recorded value (including accrued dividends) of approximately $4,918,000 and was convertible into approximately 792,000 shares of common stock. The Company issued 5,000 shares of a new Series C Redeemable Preferred Stock (“Series C Preferred Stock”) to Omega in exchange for the 393,658 shares of Series B Preferred Stock held by Omega. The new Series C Preferred Stock has a stated value of approximately $4,918,000 and an annual dividend rate of 7% of its stated value payable quarterly in cash. The Series C Preferred Stock is not convertible, but is redeemable at its stated value at Omega’s option effective September 30, 2010, and is redeemable at its stated value at the Company’s option since September 30, 2007, subject to certain limitations.

In connection with the termination of the conversion feature, the Company agreed to pay Omega an additional $687,000 per year under the Lease Amendment. The additional annual rental payments of $687,000 were discounted over the twelve year term of the renewal to arrive at a net present value of $6,701,000, the preferred stock premium. The Company recorded the fair value of the elimination of the conversion feature as a reduction in Paid In Capital with an offsetting increase to record a premium on the Series C Preferred Stock. As a result, the Series C Preferred Stock was initially recorded at a total value of $11,619,000, equal to the stated value of the Series B Preferred Stock, $4,918,000, plus the value of the conversion feature, $6,701,000. As the related cash payments were made, the preferred stock premium was reduced and interest expense was recorded. As of December 31, 2010, the preferred stock premium has been reduced to zero.
The Series C Preferred Stock shares have preference in liquidation but do not have voting rights. The total redemption value is equal to the stated value plus any accrued but unpaid dividends. The liquidation preference value is equal to the redemption value. The following table reflects activity in the Series C Preferred Stock:
Series C Preferred Stock

	2010	2009	2008
Balance at the beginning of the period	$6,192,000	$7,891,000	$9,590,000
Amortization of preferred stock premium	(1,274,000)	(1,699,000)	(1,699,000)

Balance at the end of the period	$4,918,000	$6,192,000	$7,891,000

10. NET INCOME (LOSS) PER COMMON SHARE
Information with respect to the calculation of basic and diluted net income (loss) per common share is presented below:

	2010	2009	2008
Basic net income per common share
Net income from continuing operations	$3,963,000	$1,880,000	$4,308,000
Preferred stock dividends	(344,000)	(344,000)	(344,000)

Net income from continuing operations for common stock	3,619,000	1,536,000	3,964,000

Discontinued operations:
Operating income, net of taxes	344,000	721,000	1,427,000
Loss on disposal and impairment, net of taxes	(458,000)	—	—

Income (loss) from discontinued operations	(114,000)	721,000	1,427,000

Net income for common stock	$3,505,000	$2,257,000	$5,391,000

Basic weighted average common shares outstanding	5,732,000	5,678,000	5,693,000

Basic net income per common share:
Net income from continuing operations	$0.63	$0.27	$0.70
Income (loss) from discontinued operations	(0.02)	0.13	0.25

Basic net income per common share	$0.61	$0.40	$0.95

	2010	2009	2008
Diluted net income per common share
Net income from continuing operations for common stock	$3,619,000	$1,536,000	$3,964,000
Discontinued operations:
Operating income, net of taxes	344,000	721,000	1,427,000
Loss on disposal and impairment, net of taxes	(458,000)	—	—

Income (loss) from discontinued operations	(114,000)	721,000	1,427,000

Net income for common stock	$3,505,000	$2,257,000	$5,391,000

Basic weighted average common shares outstanding	5,732,000	5,678,000	5,693,000
Incremental shares from assumed exercise of options, SoSARs and Restricted Stock Units	122,000	119,000	194,000

Diluted weighted average common shares outstanding	5,854,000	5,797,000	5,887,000

Diluted net income per common share
Net income from continuing operations	$0.62	$0.26	$0.67
Net income (loss) from discontinued operations operations	(0.02)	0.13	0.25

Diluted net income per common share	$0.60	$0.39	$0.92

The dilutive effects of the Company’s stock options and Restricted Share Units are included in the computation of diluted income per common share during the periods they are considered dilutive.
The following table reflects the weighted average outstanding SOSARs and Options that were excluded from the computation of diluted earnings per share, as they would have been anti-dilutive:

	2010	2009	2008
SOSARs/Options Excluded	323,000	228,000	216,000
11. INCOME TAXES
The provision (benefit) for income taxes of continuing operations is composed of the following components:

	Year Ended December 31,
	2010	2009	2008
Current provision :
Federal	$(139,000)	$1,543,000	$1,155,000
State	(44,000)	150,000	237,000

	(183,000)	1,693,000	1,392,000

Deferred provision (benefit):
Federal	1,851,000	(544,000)	855,000
State	190,000	16,000	(39,000)

	2,041,000	(528,000)	816,000

Provision for income taxes of continuing operations	$1,858,000	$1,165,000	$2,208,000

A reconciliation of taxes computed at statutory income tax rates on income from continuing operations is as follows:

	Year Ended December 31,
	2010	2009	2008
Provision for federal income taxes at statutory rates	$1,979,000	$1,035,000	$2,215,000
Provision for state income taxes, net of federal benefit	97,000	221,000	158,000
Valuation allowance changes affecting the provision (benefit) for income taxes	(2,000)	(76,000)	66,000
Work opportunity tax credits	(580,000)	(600,000)	(654,000)
Nondeductible expenses	357,000	516,000	361,000
Other	7,000	69,000	62,000

Provision (benefit) for income taxes	$1,858,000	$1,165,000	$2,208,000

The net deferred tax assets and liabilities, at the respective income tax rates, are as follows:

	December 31,
	2010	2009
Current deferred assets:
Credit carryforwards	$580,000	$—
Allowance for doubtful accounts	953,000	1,044,000
Accrued liabilities	3,813,000	4,579,000

	5,346,000	5,623,000
Less valuation allowance	(196,000)	(243,000)

	5,150,000	5,380,000
Current deferred liabilities:
Prepaid expenses	(943,000)	(588,000)

	$4,207,000	$4,792,000

	December 31,
	2010	2009
Noncurrent deferred assets:
Net operating loss and other carryforwards	$2,050,000	$2,032,000
Deferred lease costs	471,000	527,000
Depreciation	(872,000)	182,000
Tax goodwill and intangibles	(158,000)	391,000
Stock-based compensation	1,847,000	2,144,000
Accrued rent	4,394,000	4,059,000
Impairment of long-lived assets	513,000	355,000
Noncurrent self-insurance reserves	4,843,000	4,749,000

	13,088,000	14,439,000
Less valuation allowance	(680,000)	(635,000)

	$12,408,000	$13,804,000

In 2010, 2009, and 2008, the Company recorded a deferred tax benefit (provision) to reverse (increase) approximately $(2,000), $76,000 and $(66,000), respectively, of the valuation allowance on deferred tax assets. The (increases) decreases in valuation allowance were based on the Company’s assessment of the realization of certain individual tax assets. The Company continues to maintain a valuation allowance of approximately $876,000 to reduce the deferred tax assets by the amount management believes is more likely than not to not be utilized through the turnaround of existing temporary differences, future earnings, or a combination thereof. In future periods, the Company will continue to assess the need for and adequacy of the remaining valuation allowance.

At December 31, 2010, the Company had $10,099,000 of net operating losses, which expire at various dates beginning in 2019 and continue through 2021. The use of these loss carryforwards is limited by change in ownership provisions of the Federal tax code to a maximum of approximately $5,233,000. In 2005, the Company reduced the deferred tax asset and the corresponding valuation allowances for net operating loss deductions permanently lost as a result of the change in ownership provisions.
In periods prior to 2001, the Company generated tax credits under the Work Opportunity Tax Credit program totaling approximately $328,000. As the Company was incurring taxable losses in those years the Company did not record tax assets related to these credits. During the three months ending March 31, 2008, the Company recorded these carryforward credits as deferred tax assets, as the Company used them to reduce its taxes payable in 2008. The impact of recording these assets reduced the effective tax rate for the year ending December 31, 2008. In addition, the Company recorded $580,000, $600,000 and $326,000 in new Work Opportunity Tax Credits during 2010, 2009 and 2008, respectively.
The Canada Customs and Revenue Agency (“CCRA”) audited the Canadian federal tax return of DCMS, the Company’s Canadian subsidiary sold in 2004 for the years ended December 31, 2003 and 2002 and proposed certain adjustments to the DCMS tax returns. The adjustments related to the Company’s deductions related to allocation of overhead charges of United States management to DCMS. Under the terms of the sale of DCMS, the Company is liable for any liability that arises from these adjustments. In 2005, the Company recorded a charge for its estimated liability for additional tax, interest and professional fees resulting from these proposed adjustments. During 2008, the Company paid $234,000 to CCRA for the balance of the assessment.
The Company follows the FASB’s guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns evaluating the need to recognize or unrecognize uncertain tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009	2008
Balance at the beginning of the period	$76,000	$70,000	$307,000
Decreases due to settlement with taxing authorities	—	—	(234,000)
Changes in tax positions for prior years	8,000	6,000	(3,000)

Balance at the end of the period	$84,000	$76,000	$70,000

The unrecognized tax benefits are accrued in “other current liabilities.” The net change in the amount of unrecognized tax benefits during the years ended December 31, 2010 and 2009 was related primarily to the adjustment of the estimated liability. The net decrease in the amount of unrecognized tax benefits during the year ended December 2008 was related to the adjustment of the estimated liability, to the fluctuation of the exchange rate between US and Canadian currencies and payments made to taxing authorities. None of the current unrecognized tax benefits are expected to impact the Company’s effective tax rates.
The Company has chosen to classify interest and penalties as a component separate from income tax expense in its consolidated statements of income. The tax years 2007 through 2009 remain open to examination by major taxing jurisdictions in which the Company operates. During 2010 the Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for the years 2008 and 2009. The Company does not anticipate any adjustments that would result in a material impact on its consolidated financial statements as a result of these audits.

12. COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company is committed under long-term operating leases with various expiration dates and varying renewal options. Minimum annual rentals, including renewal option periods (exclusive of taxes, insurance, and maintenance costs) under these leases beginning January 1, 2011, are as follows:

2011	$22,560,000
2012	23,094,000
2013	23,657,000
2014	24,206,000
2015	24,802,000
Thereafter	459,569,000

$577,888,000

Under lease agreements with Omega and others, the Company’s lease payments are subject to periodic annual escalations as described below and in Note 2. Total lease expense for continuing operations was $22,600,000, $21,791,000 and $21,331,000 for 2010, 2009 and 2008, respectively. The accrued liability related to straight line rent was $11,216,000 and $10,434,000 at December 31, 2010 and 2009, respectively, and is included in “Other noncurrent liabilities” on the accompanying consolidated balance sheets.
Omega Leases
General Terms
The Company leases 36 nursing centers from Omega under the Master Lease. On October 20, 2006, the Company and Omega entered into a Third Amendment to Consolidated Amended and Restated Master Lease (“Lease Amendment”) to extend the term of its facilities leased from Omega. The Lease amendment extended the term to September 30, 2018 and provided a renewal option of an additional twelve years. Consistent with prior terms, the lease provides for annual increases in lease payments equal to the lesser of two times the increase in the consumer price index or 3 percent. Under generally accepted accounting principles, the Company is required to report these scheduled rent increases on a straight line basis over the 12 year term of the renewal period. These scheduled increases had no effect on cash rent payments at the start of the lease term and only result in additional cash outlay as the annual increases take effect each year.
The Master Lease requires the Company to fund annual capital expenditures related to the leased facilities at an amount currently equal to $398 per licensed bed. These amounts are subject to adjustment for increases in the Consumer Price Index. The Company is in compliance with the capital expenditure requirements. Total required capital expenditures during the remaining lease term and renewal options are $20,822,000. These capital expenditures are being depreciated on a straight-line basis over the initial lease term.
Upon expiration of the Master Lease or in the event of a default under the Master Lease, the Company is required to transfer all of the leasehold improvements, equipment, furniture and fixtures of the leased facilities to Omega. The assets to be transferred to Omega are being depreciated on a straight-line basis over the shorter of the remaining lease term or estimated useful life, and will be fully depreciated upon the expiration of the lease. All of the equipment, inventory and other related assets of the facilities leased pursuant to the Master Lease have been pledged as security under the Master Lease. In addition, the Company has a letter of credit of $4,551,000 as a security deposit for the Company’s leases with Omega, as described in Note 6.

Brentwood Terrace
In August 2009, the Company completed the construction of a 119 bed skilled nursing facility, Brentwood Terrace, located in Paris, Texas, replacing an existing 102 bed facility leased from Omega. The new facility was financed with funding from Omega and is leased from Omega under a long term operating lease with renewal options through 2035. Annual rent was $789,000 initially, equal to 10.25% of $7,702,000, the total cost of the replacement facility, and is subject to the annual escalation provisions described above.
The Company was deemed to have control of the construction project and was considered the owner during the construction period as a result of its involvement in construction and the terms of the lease. In accordance with the accounting guidance surrounding lessee involvement in asset construction, the Company recorded the amounts incurred for facility construction as an asset, and amounts reimbursed by Omega were recorded as a long term liability. Upon completion of construction of the replacement facility during the third quarter 2009, a sale and leaseback of the facility was deemed to have occurred and the Company removed both the facility asset and the long term liability from its consolidated balance sheet. There was no resulting gain or loss on the deemed sale and leaseback transaction and the Company will have no continuing involvement with the property except for its operating lease described above.
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
Texas Leased Nursing Centers
Effective August 11, 2007, the Company acquired the leases and leasehold interests of seven facilities which are leased from a subsidiary of Omega. In connection with this acquisition, the Company amended the Master Lease to include these seven facilities. The substantive terms of the lease of these centers, including payment provisions and lease period including renewal options were not changed by the amendment. The lease terms for the seven facilities provide for an initial term and renewal periods at the Company’s option through May 31, 2035. The lease provides for annual increases in lease payments equal to the increase in the consumer price index, not to exceed 2.5%.
Renovation Funding
In May 2009, the Company entered into an amendment to the Master lease with Omega under which Omega agreed to provide $5,000,000 to fund renovations to several nursing centers leased from Omega. The annual base rent related to these facilities has been increased to reflect the amount of capital improvements to the respective facilities as the related expenditures were made. The increase is based on a rate of 10.25% per year of the amount financed under this amendment. This arrangement is similar to amendments entered into in 2006 and 2005 that provided financing totaling $10,000,000 that was used to fund renovations to several nursing centers leased from Omega. As of December 31, 2010, renovation projects have been completed at twelve leased facilities with these funds and substantially all $15.0 million has been used.
The Company completed an expansion to one of its facilities by making use of fifteen licensed beds it acquired in 2005. This expansion project was funded by Omega with the renovation funding previously described. This project increased capacity and footprint compared to the Company’s previous lessor funded facility projects which included renovations of existing facilities, but did not increase capacity. Accordingly, the costs incurred to expand the facility are recorded as a leasehold improvement asset of $921,000 at December 31, 2010 with the amounts reimbursed by Omega for this project included as a long term liability. The capitalized leasehold improvements and lessor reimbursed costs will be amortized over the initial lease term ending in September 2018.

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
Effective June 1, 2010, the Company’s nursing centers are covered by one of two professional liability insurance policies. The Company’s 25 nursing centers in Arkansas, Kentucky, Tennessee, and West Virginia are currently covered by an insurance policy with coverage limits of $250,000 per medical incident and total annual aggregate policy limits of $750,000. This policy provides the only commercially affordable insurance coverage available for claims made during this period against these nursing centers. The Company’s 21 nursing centers in Alabama, Florida, Ohio and Texas are currently covered by an insurance policy with coverage limits of $1,000,000 per medical incident, subject to a deductible of $495,000 per claim, with a total annual aggregate policy limit of $15,000,000 and a sublimit per center of $3,000,000.
Reserve for Estimated Self-Insured Professional Liability Claims-
Because the Company anticipates that its actual liability for existing and anticipated claims will exceed the Company’s professional liability insurance coverage, the Company has recorded total liabilities for professional liability and other claims of $17,251,000 as of December 31, 2010. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis. Amounts are added to the accrual for estimates of anticipated liability for claims incurred during each period, and amounts are deducted from the accrual for settlements paid on existing claims during each period.
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
Prior to 2010, the Company obtained quarterly third-party actuarial analyses to evaluate the liability for self insured risk. Beginning in the first quarter of 2010, the Company changed the frequency of these reviews from quarterly to semi-annually. The Company conducted an actuarial review in the second quarter and fourth quarter of this year and will conduct future actuarial reviews in the second and fourth quarters of future years. The Company believes that, absent unanticipated events, it normally takes substantially longer than three months for significant trends to develop with respect to the Company’s overall exposure for professional liability claims. Professional liability cases have a long cycle from the date of an incident to the date a case is resolved, and the Company believes that a semi-annual evaluation is appropriate. The Company does not expect the change from quarterly to semi-annual actuarial evaluations to materially impact the quarterly or annual financial statements.

The Company’s cash expenditures for self-insured professional liability costs of continuing operations were $5,145,000, $4,824,000 and $6,563,000 for the years ending December 31, 2010, 2009 and 2008, respectively.
Other Insurance-
With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. The Company is completely self-insured for workers’ compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. From June 30, 2003 until June 30, 2007, the Company’s workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. For the period from July 1, 2008 through June 30, 2011, the Company is covered by a prefunded deductible policy. Under this policy, the Company is self insured for the first $500,000 per claim, subject to an aggregate maximum of $3,000,000. The Company funds a loss fund account with the insurer to pay for claims below the deductible. The Company accounts for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred. The liability for workers compensation claims is $346,000 at December 31, 2010. The Company has a non-current receivable for workers’ compensation policy’s covering previous years of $509,000 as of December 31, 2010. The non-current receivable is a function of payments paid to the Company’s insurance carrier in excess of the estimated level of claims expected to be incurred.
As of December 31, 2010, the Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $175,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $1,003,000 at December 31, 2010. The differences between actual settlements and reserves are included in expense in the period finalized.
Employment Agreements
The Company has employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.5 times their annual salary in the event of a termination without cause, a constructive discharge (as defined in each employee agreement), or upon a change in control of the Company (as defined in each employee agreement). The maximum contingent liability under these agreements is approximately $1,884,000 as of December 31, 2010. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by the employee or the Company. In addition, upon the occurrence of any triggering event, these certain members of management may elect to require the Company to purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of the Company’s common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of the Company’s common stock on December 31, 2010, the maximum contingent liability for the repurchase of the equity grants is approximately $108,000. No amounts have been accrued for these contingent liabilities.
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
As of December 31, 2010, the Company is engaged in 32 professional liability lawsuits. Seven lawsuits are currently scheduled for trial through March 2012, and it is expected that additional cases will be set for trial. The ultimate results of any of the Company’s professional liability claims and disputes cannot be predicted. The Company has limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against the Company in one or more of these legal actions could have a material adverse impact on the Company’s financial position and cash flows.
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
Reimbursement
The Company is unable to predict what, if any, reform proposals or reimbursement limitations will be implemented in the future, or the effect such changes would have on its operations. For the year ended December 31, 2010, the Company derived 30.7% and 53.4% of its total patient and resident revenues related to continuing operations from the Medicare and Medicaid programs, respectively.
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

13.	QUARTERLY FINANCIAL INFORMATION (Unaudited)
Selected quarterly financial information for each of the quarters in the years ended December 31, 2010 and 2009 is as follows:

	Quarter
2010	First	Second	Third	Fourth
Net revenues	$70,152,000	$71,492,000	$72,996,000	$75,490,000

Professional liability expense (1)	1,414,000	997,000	1,684,000	1,269,000

Net income from continuing operations	707,000	987,000	229,000	2,040,000

Income (loss) from discontinued operations(2)	201,000	(10,000)	(9,000)	(296,000)

Net income for common stock	$822,000	$891,000	$134,000	$1,658,000

Basic net income per common share:
Net income from continuing operations	$0.11	$0.16	$0.02	$0.34
Income (loss) from discontinued operations	0.03	—	—	(0.05)

Net income (loss) per common share	$0.14	$0.16	$0.02	$0.29

Diluted net income per common share:
Net income from continuing operations	$0.11	$0.15	$0.02	$0.34
Income (loss) from discontinued operations	0.03	—	—	(0.05)

Net income (loss) per common share	$0.14	$0.15	$0.02	$0.29

(1)	The Company’s quarterly results are significantly affected by the amounts recorded for professional liability expense, as discussed further in Note 12. The amount of expense recorded for professional liability in each quarter of 2010 is set forth in the table above.

(2)	The loss from discontinued operations in the fourth quarter was the result of an impairment charge of $273,000 net of tax to reduce the carrying value of land held for sale in discontinued operations.

	Quarter
2009	First	Second	Third	Fourth
Net revenues	$67,735,000	$69,305,000	$70,392,000	$69,547,000

Professional liability expense(1)	2,905,000	2,670,000	817,000	1,836,000

Other income(2)	549,000	—	—	—

Net income from continuing operations	255,000	644,000	937,000	44,000

Income from discontinued operations	108,000	286,000	195,000	132,000

Net income for common stock	$277,000	$844,000	$1,046,000	$90,000

Basic net income per common share:
Net income (loss) from continuing operations	$0.03	$0.10	$0.15	$(0.01)
Income from discontinued operations	0.02	0.05	0.03	0.03

Net income per common share	$0.05	$0.15	$0.18	$0.02

Diluted net income per common share:
Net income (loss) from continuing operations	$0.03	$0.10	$0.15	$(0.01)
Income from discontinued operations
	0.02	0.05	0.03	0.03

Net income per common share	$0.05	$0.15	$0.18	$0.02

(1)	The Company’s quarterly results are significantly affected by the amounts recorded for professional liability expense, as discussed further in Note 12. The amount of expense recorded for professional liability in each quarter of 2009 is set forth in the table above.

(2)	During the first quarter of 2009, as discussed further in Note 3, the Company reached an agreement with CMS to settle for an amount less than the amounts previously accrued, resulting in a gain on settlement of $549,000 that was recorded as other income.

ADVOCAT INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
OF CONTINUING OPERATIONS
(in thousands)

Column A	Column B	Column C			Column D	Column E
		Additions			Deductions
	Balance
	at	Charged				Balance
Description	Beginning	to	Charged		(Write-offs)	at
	of	Costs and	to Other		net of	End of
	Period	Expenses	Accounts	Other	Recoveries	Period

Year ended December 31, 2010: Allowance for doubtful accounts	$2,566	$2,127	$—	$—	$(1,871)	$2,822

Year ended December 31, 2009: Allowance for doubtful accounts	$2,839	$1,965	$12	$—	$(2,250)	$2,566

Year ended December 31, 2008: Allowance for doubtful accounts	$1,917	$2,015	$9	$—	$(1,102)	$2,839

S-1

ADVOCAT INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Column A	Column B	Column C			Column D		Column E
		Additions			Deductions
	Balance at	Charged					Balance
	Beginning	to	Charged				at
	of	Costs and	to Other				End of
Description	Period	Expenses	Accounts(2)	Other	Payments		Period

Year ended December 31, 2010:

Professional Liability Reserve	$18,502	$4,391	$(497)	$—	$(5,145	)(1)	$17,251

Workers Compensation Reserve	$472	$872	$—	$509	$(1,507)		$346

Health Insurance Reserve	$1,121	$8,931	$—	$—	$(9,049)		$1,003

Year ended December 31, 2009:

Professional Liability Reserve	$14,959	$7,598	$769	$—	$(4,824	)(1)	$18,502

Workers Compensation Reserve	$492	$1,689	$—	$—	$(1,709)		$472

Health Insurance Reserve	$1,230	$9,944	$—	$—	$(10,053)		$1,121

Year ended December 31, 2008:

Professional Liability Reserve	$20,675	$960	$(113)	$—	$(6,563	)(1)	$14,959

Workers Compensation Reserve	$362	$1,533	$—	$—	$(1,403)		$492

Health Insurance Reserve	$1,138	$8,232	$—	$—	$(8,140)		$1,230

(1)	Payments include amounts paid for claims settled during the period as well as payments made under structured arrangements for claims settled in earlier periods.

(2)	As discussed in Note 7 of the Consolidated Financial Statements, the Company has presented the results of certain divestiture and lease termination transactions as discontinued operations. The amounts charged to Other Accounts represent the amounts charged to discontinued operations.

S-2

Exhibit
Number	Description of Exhibits
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-76150 on Form S-1).

3.2	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.5 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No.33-76150 on Form S-1).

3.4	Bylaw Amendment adopted November 5, 2007 (incorporated by reference to Exhibit 3.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2007).

3.5	Amendment to Certificate of Incorporation dated March 23, 1995 (incorporated by reference to Exhibit A of Exhibit 1 to the Company’s Form 8-A filed March 30, 1995).

3.6	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.4 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company’s Registration Statement No. 33-76150 on Form S-1).

4.2	Amended and Restated Rights Agreement dated as of December 7, 1998 (incorporated by reference to Exhibit 1 to Form 8-A/A filed December 7, 1998).

4.3	Amendment No. 1 to the Amended and Restated Rights Agreement, dated March 19, 2005, by and between Advocat Inc. and SunTrust Bank, as Rights Agent (incorporated by reference to Exhibit 2 to Form 8-A/A filed on March 24, 2005).

4.4	Second Amendment to the Amended and Restated Rights Agreement, dated August 15, 2008, by and between Advocat Inc. and ComputerShare Trust Company, N.A., as successor to SunTrust Bank (incorporated by reference to Exhibit 3 to Form 8-A/A filed on August 18, 2008).

4.5	Third Amendment to Amended and Restated Rights Agreement, dated August 14, 2009, between Advocat, Inc. and Computershare Trust Company, N.A, as successor to SunTrust Bank, (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A/A filed on August 14, 2009).

*10.1	1994 Incentive and Non-Qualified Stock Plan for Key Personnel (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement No. 33-76150 on Form S-1).

*10.2	1994 Non-Qualified Stock Option Plan for Directors (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement No. 33-76150 on Form S-1).

*10.3	Master Agreement and Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement No. 33-76150 on Form S-1).

10.4	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement No. 33-76150 on Form S-1).

10.5	Advocat Inc. Guaranty in favor of Omega Healthcare Investors, Inc. dated May 10, 1994 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

*10.6	Amendment to 1994 Incentive and Non-Qualified Stock Plan for Key Personnel (incorporated by reference to Exhibit A to the Company’s Schedule 14A filed March 31, 1997).

*10.7	Amendment to 1994 Non-Qualified Stock Option Plan for Directors (incorporated by reference to Exhibit A to the Company’s Schedule 14A filed April 19, 1996).

Exhibit
Number	Description of Exhibits
*10.8	Amendment No. 3 Advocat Inc. 1994 Incentive and Nonqualified Stock Option Plan For Key Personnel (incorporated by reference to Exhibit A to the Company’s Schedule 14A filed April 3, 1998).

10.9	Settlement and Restructuring Agreement dated as of October 1, 2000 among Registrant, Diversicare Leasing Corp., Sterling Health Care Management, Inc., Diversicare Management Services Co., Advocat Finance, Inc., Omega Healthcare Investors, Inc. and Sterling Acquisition Corp. (incorporated by reference to Exhibit 10.83 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.10	Consolidated Amended and Restated Master Lease dated November 8, 2000, effective October 1, 2000, between Sterling Acquisition Corp. (as Lessor) and Diversicare Leasing Corp. (as Lessee) (incorporated by reference to Exhibit 10.84 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.11	Management Agreement effective October 1, 2000, between Diversicare Leasing Corp. and Diversicare Management Services Co. (incorporated by reference to Exhibit 10.85 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.12	Amended and Restated Security Agreement dated as of November 8, 2000 between Diversicare Leasing Corp and Sterling Acquisition Corp. (incorporated by reference to Exhibit 10.86 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.13	Security Agreement dated as of November 8, 2000 between Sterling Health Care Management, Inc. and Sterling Acquisition Corp. (incorporated by reference to Exhibit 10.87 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.14	Guaranty given as of November 8, 2000 by Registrant, Advocat Finance, Inc., Diversicare Management Services Co., in favor of Sterling Acquisition Corp. (incorporated by reference to Exhibit 10.88 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.15	Reaffirmation of Obligations (Florida Managed Facilities) by Registrant and Diversicare Management Services Co. to and for the benefit of Omega Healthcare Investors (incorporated by reference to Exhibit 10.89 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.16	Revenue Sharing Agreement as of the 30 day of September, 2001, by and among Advocat Inc., Diversicare Leasing Corp., Omega Healthcare Investors, Inc. and OHI Sunshine, Inc. (incorporated by reference to Exhibit 10.125 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.17	First Amendment to Consolidated Amended and Restated Master lease dated September 30, 2001 by and between Sterling Acquisition Corp and Diversicare Leasing Corporation. (incorporated by reference to Exhibit 10.126 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.18	Purchase and Sale Agreement dated as of the 25th day of July, 2002 by and between Diversicare Leasing Corp. and Sterling Healthcare, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.19	Share Purchase Agreement dated as of August 25, 2003 by and between Diversicare Leasing Corp., a Tennessee corporation, Advocat Inc., a Delaware corporation, Diversicare Canada Management Services Co., Inc., an Ontario corporation, and DCMS Holdings Inc., an Ontario corporation (incorporated by reference to Annex A to the Company’s Proxy Statement filed October 6, 2003).

10.20	Lease Termination Agreement dated as of May 29, 2003, by and among (i) Diversicare Assisted Living Services, Inc., a Tennessee corporation, and Advocat Inc., a Delaware corporation, and (ii) 570 Center Street, LLC, a South Carolina limited liability company, and Albert M. Lynch, an individual (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

Exhibit
Number	Description of Exhibits
10.21	Master Lease Agreement dated as of May 1, 2003 by and between Emerald-Cedar Hills, Inc. Emerald-Golfview, Inc., Emerald-Southern Pines, Inc. and Emerald-Golfcrest, Inc. and Senior Care Florida Leasing, LLC(incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.22	Security Agreement as of April 1, 2003 by and between Senior Care Florida Leasing, LLC, a Delaware limited liability company, Senior Care Golfview, LLC, a Delaware limited liability company, Senior Care Golfcrest, LLC, a Delaware limited liability company, Senior Care Southern Pines, LLC, a Delaware limited liability company, Senior Care Cedar Hills, LLC, a Delaware limited liability company and Omega Healthcare Investors, Inc., a Maryland corporation (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.23	First Amendment to Share Purchase Agreement dated as of February 17, 2004, among Diversicare Leasing Corp., a corporation incorporated under the laws of Tennessee, and Advocat Inc., a corporation incorporated under the laws of Delaware, and Diversicare Canada Management Services Co., Inc., a corporation incorporated under the laws of Ontario, and DCMS Holdings Inc., a corporation incorporated under the laws of Ontario (incorporated by reference to Exhibit 10.142 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.24	Purchase and Sale Agreement dated as of 4th day of November, 2004, by and between McKesson Medical-Surgical Minnesota Supply Inc. a Minnesota corporation, Advocat Distribution Services, Inc., a Tennessee corporation and Diversicare Management Services, Inc. (incorporated by reference to Exhibit 10.121 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.25	Purchase and Sale Agreement made and entered into as of the 14th day of November, 2003 with Addendum dated as of October 14, 2004 by and between Diversicare Assisted Living Services NC II, LLC, a Delaware limited liability company, and Margaret Sutton (incorporated by reference to Exhibit 10.122 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.26	Purchase Agreement made and entered into as of the 14th day of January, 2005, by and between (i) Diversicare Leasing Corp., a Tennessee corporation, and (ii) Salt Creek Holding Company, Inc., a Texas corporation, and Goliad Manor, Inc., a Texas corporation (incorporated by reference to Exhibit 10.123 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.27	Purchase Agreement made and entered into as of the 14th day of January, 2005, by and between (i) Diversicare Leasing Corp., a Tennessee corporation and (ii) Devil’s Run Holding Company, Inc., a Texas corporation and Refugio Nursing and Rehabilitation Center, Inc., a Texas corporation. (incorporated by reference to Exhibit 10.124 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.28	Second Amendment to Consolidated Amended and Restated Master Lease dated as of June 15, 2005 by and between Sterling Acquisition Corp. and Diversicare Leasing Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.29	Purchase and Sale Agreement dated July 5, 2005 by and between Osborne F. Wilson Development Corp., Inc. and a subsidiary of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).

10.30	Asset Purchase Agreement dated as of November 28, 2005, by and among Diversicare Assisted Living Services NC I, LLC, a Delaware limited liability company, Diversicare Assisted Living Services NC II, LLC, a Delaware limited liability company, and Agemark Acquisition, LLC, a North Carolina limited liability company. (incorporated by reference to Exhibit 10.146 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

Exhibit
Number	Description of Exhibits
10.31	First Amendment to Amended and Restated Master Lease Agreement dated as of December 31, 2005 by and between Florida Lessor-Emerald, Inc. and Senior Care Florida Leasing, LLC. (incorporated by reference to Exhibit 10.147 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

10.32	First Amendment to Master Lease Agreement dated as of December 31, 2005 by and between Emerald-Cedar Hills, Inc., Emerald-Golfview, Inc., Emerald-Southern Pines, Inc. and Emerald-Golfcrest, Inc. and Senior Care Florida Leasing, LLC. (incorporated by reference to Exhibit 10.148 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

*10.33	Amended and Restated Employment Agreement dated as of March 31, 2006, by and among Advocat Inc., a Delaware corporation, and William R. Council, III (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006).

*10.34	Employment Agreement dated as of March 31, 2006, by and among Advocat Inc., a Delaware corporation, and Raymond L. Tyler. (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006).

*10.35	Employment Agreement dated as of March 31, 2006, by and among Advocat Inc., a Delaware corporation, and L. Glynn Riddle. (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006).

10.36	First Amendment to Asset Purchase Agreement dated as of March 29, 2006, by and among Diversicare Assisted Living Services NC I, LLC, a Delaware limited liability company, Diversicare Assisted Living Services NC II, LLC, a Delaware limited liability company, and Agemark Acquisition, LLC, a North Carolina limited liability company (incorporated by reference to Exhibit 10.20 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006).

10.37	Second amendment to Asset Purchase Agreement effective as of April 14, 2006, by and among Diversicare Assisted Living Services NC I, LLC, a Delaware limited liability company, Diversicare Assisted Living Services NC II, LLC, a Delaware limited liability company, and Agemark Acquisition, LLC, a North Carolina limited liability company. (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006).

10.38	Loan Agreement dated as of the 7th day of August, 2006, by and between certain subsidiaries of the Registrant and Capmark Finance Inc., formerly known as GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006).

10.39	Promissory Note dated August 7, 2006 in the amount of $22,500,000 issued by certain subsidiaries of the Registrant to Capmark Finance Inc. (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006).

10.40	Payment and Performance Guaranty Agreement effective as of the 7th day of August, 2006, by Advocat Inc., for the benefit of Capmark Finance Inc., formerly known as GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006).

10.41	Restructuring Stock Issuance and Subscription Agreement dated as of October 20, 2006 between Advocat Inc. and Omega Healthcare Investors, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed October 24, 2006).

10.42	Third Amendment to Consolidated Amended and Restated Master Lease executed as of October 20, 2006, to be effective as of October 1, 2006 by and between Sterling Acquisition Corp. and Diversicare Leasing Corporation (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed October 24, 2006).

Exhibit
Number	Description of Exhibits
10.43	Subordinated Promissory Note in the amount of $2,533,614.53 issued to Omega HealthCare Investors Inc. dated as of October 1, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed October 24, 2006).

10.44	Fourth Amendment to Consolidated Amended and Restated Master Lease executed and delivered as of April 1, 2007 by and between Sterling Acquisition Corp., a Kentucky corporation, and Diversicare Leasing Corp., a Tennessee corporation (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2007).

10.45	Operations Transfer Agreement effective as of July 20, 2007, by and among certain subsidiaries of the Company, and Senior Management Services of America North Texas, Inc., a Texas corporation, Senior Management Services of Estates at Fort Worth, Inc., a Texas corporation, Senior Management Services of Doctors at Dallas, Inc., a Texas corporation, Senior Management Services of Humble, Inc., a Texas corporation, Senior Management Services of Katy, Inc., a Texas corporation, Senior Management Services of Treemont, Inc., a Texas corporation, Senior Management Services of Heritage Oaks at Ballinger, Inc., a Texas corporation, and Senior Management Services of Normandy at San Antonio, Inc., a Texas corporation (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007).

10.46	Loan and Security Agreement made as of August 10, 2007, between Diversicare Leasing Corp., a Tennessee corporation, and Bridge Associates LLC, as trustee for the SMSA Creditors’ Trust, a Texas trust. (Incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007).

10.47	Loan and Security Agreement dated as of August 10, 2007, is by and among the Company and certain subsidiaries and LaSalle Bank National Association, a national banking association (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007).

10.48	Guaranty dated as of August 10, 2007, by Advocat Inc., a Delaware corporation to and for the benefit of LaSalle Bank National Association, a national banking association (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007).

10.49	Revolving Credit Note dated August 10, 2007 in the principal amount of $21,000,000.00 from the Company and certain subsidiaries to LaSalle Bank National Association, a national banking association (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007).

10.50	Term Loan Note dated August 10, 2007 in the principal amount of $16,500,000.00 from the Company and certain subsidiaries to LaSalle Bank National Association, a national banking association (incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007).

10.51	Fifth Amendment to Consolidated Amended and Restated Master Lease dated as of August 10, 2007 by and between Sterling Acquisition Corp., a Kentucky corporation and Diversicare Leasing Corp., a Tennessee corporation (incorporated by reference to Exhibit 10.7 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007).

10.52	First Amendment to Loan Agreement dated as of December 18, 2007, by and among the Company and certain subsidiaries and LaSalle Bank National Association, a national banking association (incorporated by reference to Exhibit 10.56 to the Company’s annual report on Form 10-K for the year ended December 31, 2007).

Exhibit
Number	Description of Exhibits
10.53	Sixth Amendment to Consolidated Amended and Restated Master Lease dated as of March 14, 2008 by and between Sterling Acquisition Corp., a Kentucky corporation and Diversicare Leasing Corp., a Tennessee corporation (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2008).

10.54	Second Amendment to Loan Agreement and Joinder dated as of March 14, 2008 by and among Diversicare Paris, LLC, a Delaware limited liability company and certain subsidiaries and LaSalle Bank National Association, a national banking association (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2008).

10.55	Seventh Amendment to Consolidated Amended and Restated Master Lease dated as of October 24, 2008 by and between Sterling Acquisition Corp., a Kentucky corporation and Diversicare Leasing Corp., a Tennessee corporation (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008).

10.56	Third Amendment to Loan Agreement dated as of December 12, 2008, by and among the Company and certain subsidiaries and Bank of America, N.A., a national banking association, as successor by merger to LaSalle Bank National Association (incorporated by reference to Exhibit 10.60 to the Company’s annual report on Form 10-K for the year ended December 31, 2008).

10.57	First Amendment effective December 23, 2008, to Loan Agreement dated as of the 7th day of August, 2006, by and between certain subsidiaries of the Company and Capmark Finance Inc., formerly known as GMAC Commercial Mortgage Corporation (incorporated by reference to Exhibit 10.61 to the Company’s annual report on Form 10-K for the year ended December 31, 2008).

*10.58	Amendment No. 4 to the 1994 Incentive and Nonqualified Stock Option Plan for Key Personnel (incorporated by reference to Exhibit 10.62 to the Company’s annual report on Form 10-K for the year ended December 31, 2008).

*10.59	Advocat Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 20, 2006).

*10.60	First Amendment to the Advocat Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.63 to the Company’s annual report on Form 10-K for the year ended December 31, 2008).

*10.61	Amendment No. 1 effective March 9, 2009 to Amended and Restated Employment Agreement by and between Advocat Inc. and Raymond L. Tyler. (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2009).

10.62	Ninth Amendment to Consolidated Amended and Restated Master Lease dated as of May 5, 2009 by and between Sterling Acquisition Corp., a Kentucky corporation and Diversicare Leasing Corp., a Tennessee corporation (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2009).

10.63	Tenth Amendment to Consolidated Amended and Restated Master Lease dated as of September 8, 2009 by and between Sterling Acquisition Corp., a Kentucky corporation and Diversicare Leasing Corp., a Tennessee corporation (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009).

*10.64	Employment Agreement effective April 5, 2010, by and among Advocat Inc., a Delaware corporation, and Kelly Gill (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.65	Termination of Lease and Subleases dated April 1, 2010 between the registrant and Omega Health Investors, Inc. and certain affiliates (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

Exhibit
Number	Description of Exhibits
*10.66	Separation Agreement dated May 25, 2010, between the registrant and Raymond L. Tyler. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.67	Lease Agreement dated as of July 14, 2010 by and between a subsidiary of the registrant and A.B.E., LLC. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.68	Second Amendment to Master Lease Dated March 2, 2010 between the registrant and OHI Asset (FL), LLC, an affiliate of Omega Healthcare Investors. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.69	$15 million revolving credit facility dated March 17, 2010 between the registrant and The Privatebank and Trust Company (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

21	Subsidiaries of the Registrant.
23.1	Consent of BDO Seidman.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

*	Indicates management contract or compensatory plan or arrangement.