Form 10-Q
period 2011-03-31
ADVOCAT INC
filed 2011-05-10
CIK 919956

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
CHECK ONE:

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
5,817,387
(Outstanding shares of the issuer’s common stock as of April 28, 2011)

Part I. FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
ITEM 6. EXHIBITS
SIGNATURES
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-10.7
EX-10.8
EX-31.1
EX-31.2
EX-32

Part I. FINANCIAL INFORMATION

ITEM 1	— FINANCIAL STATEMENTS
ADVOCAT INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2011	2010
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$7,541	$8,862
Receivables, less allowance for doubtful accounts of $2,936 and $2,822, respectively	27,185	23,801
Prepaid expenses and other current assets	3,618	3,840
Income tax refundable	1,323	1,439
Deferred income taxes	4,238	4,207
Current assets of discontinued operations	682	686

Total current assets	44,587	42,835

PROPERTY AND EQUIPMENT, at cost	82,104	78,690
Less accumulated depreciation	(42,903)	(41,563)
Discontinued operations, net	1,053	1,053

Property and equipment, net	40,254	38,180

OTHER ASSETS:
Deferred income taxes	12,382	12,408
Deferred financing and other costs, net	1,590	834
Other assets	4,383	2,319
Acquired leasehold interest, net	9,284	9,380

Total other assets	27,639	24,941

	$112,480	$105,956

     The accompanying notes are an integral part of these interim consolidated financial statements.
(Continued)

ADVOCAT INC.
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(continued)

	March 31,	December 31,
	2011	2010
	(Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt and capitalized lease obligations	$519	$582
Trade accounts payable	4,384	3,120
Accrued expenses:
Payroll and employee benefits	11,327	11,047
Current portion of self-insurance reserves	8,129	7,379
Other current liabilities	3,659	4,479

Total current liabilities	28,018	26,607

NONCURRENT LIABILITIES:
Long-term debt and capitalized lease obligations, less current portion	26,733	23,819
Self-insurance reserves, less current portion	11,816	11,659
Other noncurrent liabilities	17,027	16,748

Total noncurrent liabilities	55,576	52,226

COMMITMENTS AND CONTINGENCIES

SERIES C REDEEMABLE PREFERRED STOCK $.10 par value, 5,000 shares authorized, issued and outstanding	4,918	4,918

SHAREHOLDERS’ EQUITY:
Series A preferred stock, authorized 200,000 shares, $.10 par value, none issued and outstanding	—	—
Common stock, authorized 20,000,000 shares, $.01 par value, 6,049,000 and 5,976,000 shares issued, and 5,817,000 and 5,744,000 shares outstanding, respectively	60	60
Treasury stock at cost, 232,000 shares of common stock	(2,500)	(2,500)
Paid-in capital	18,195	17,896
Retained earnings	6,781	6,749
Accumulated other comprehensive loss	(185)	—

Total shareholders’ equity of Advocat Inc.	22,351	22,205
Noncontrolling interests	1,617	—

Total shareholders’ equity	23,968	22,205

	$112,480	$105,956

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2011	2010
PATIENT REVENUES, net	$77,130	$70,152

EXPENSES:
Operating	60,857	55,402
Lease	5,714	5,602
Professional liability	1,691	1,414
General and administrative	6,054	4,702
Depreciation and amortization	1,556	1,416

Total expenses	75,872	68,536

OPERATING INCOME	1,258	1,616

OTHER INCOME (EXPENSE):
Interest income	3	2
Interest expense	(454)	(398)
Debt retirement costs	(112)	(127)

	(563)	(523)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	695	1,093
PROVISION FOR INCOME TAXES	(249)	(386)

NET INCOME FROM CONTINUING OPERATIONS	446	707

NET INCOME FROM DISCONTINUED OPERATIONS:
Operating income (loss), net of taxes of $(4) and $206, respectively	(8)	378
Loss on disposal, net of taxes of $0 and $(96), respectively	—	(177)

DISCONTINUED OPERATIONS	(8)	201

NET INCOME	438	908
Less: Net Income attributable to noncontrolling interests	—	—

NET INCOME ATTRIBUTABLE TO ADVOCAT INC.	438	908

PREFERRED STOCK DIVIDENDS	(86)	(86)

NET INCOME FOR COMMON STOCK	$352	$822

NET INCOME PER COMMON SHARE:
Per common share – basic
Continuing operations	$0.06	$0.11
Discontinued operations	—	0.03

	$0.06	$0.14

Per common share – diluted
Continuing operations	$0.06	$0.11
Discontinued operations	—	0.03

	$0.06	$0.14

COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.055	$0.05

WEIGHTED AVERAGE COMMON SHARES:
Basic	5,752	5,717

Diluted	5,877	5,913

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$438	$908
Discontinued operations	(8)	201

Net income from continuing operations	446	707
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,556	1,416
Provision for doubtful accounts	569	488
Deferred income tax provision (benefit)	109	(54)
Provision for self-insured professional liability, net of cash payments	66	71
Stock based compensation	201	196
Amortization of deferred balances	46	76
Provision for leases in excess of cash payments	113	225
Payment from lessor for leasehold improvement	—	120
Debt retirement costs	79	127
Changes in other assets and liabilities affecting operating activities:
Receivables, net	(3,732)	(679)
Prepaid expenses and other assets	177	229
Trade accounts payable and accrued expenses	1,306	348

Net cash provided by continuing operations	936	3,270
Discontinued operations	(12)	682

Net cash provided by operating activities	924	3,952

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,048)	(649)
Increase in restricted Cash	(1,828)	—
Deposits and other deferred balances	(28)	—

Net cash used by continuing operations	(3,904)	(649)
Discontinued operations	—	(45)

Net cash used in investing activities	(3,904)	(694)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(20,579)	(3,807)
Proceeds from issuance of debt and capital leases	23,430	3,463
Financing costs	(879)	(373)
Exercise of stock options	2	—
Proceeds from issuance of restricted share units	197	62
Payment of common stock dividends	(318)	(286)
Payment of preferred stock dividends	(86)	(86)
Contributions from noncontrolling interests	27	—
Payment for preferred stock restructuring	(135)	(131)

Net cash provided by financing activities	1,659	(1,158)

(Continued)

ADVOCAT INC.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)
(continued)

	Three Months Ended March 31,
	2011	2010
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(1,321)	$2,100

CASH AND CASH EQUIVALENTS, beginning of period	8,862	8,609

CASH AND CASH EQUIVALENTS, end of period	$7,541	$10,709

SUPPLEMENTAL INFORMATION:
Cash payments of interest, net of amounts capitalized	$296	$338

Cash payments of income taxes	$25	$57

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 AND 2010
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
As of March 31, 2011, the Company’s continuing operations consist of 46 nursing centers with 5,364 licensed nursing beds. The Company owns 9 and leases 37 of its nursing centers. The Company’s continuing operations include centers in Alabama, Arkansas, Florida, Kentucky, Ohio, Tennessee, Texas and West Virginia.
2. CONSOLIDATION AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The interim consolidated financial statements include the operations and accounts of Advocat and its subsidiaries, all wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. Any variable interest entities (“VIEs”) in which the Company has an interest are consolidated when the Company identifies that it is the primary beneficiary. The Company has one variable interest entity and it relates to the facility under construction in West Virginia described in Note 8.
The interim consolidated financial statements for the three month periods ended March 31, 2011 and 2010, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the Company’s financial position at March 31, 2011 and the results of operations and cash flows for the three month periods ended March 31, 2011 and 2010. The Company’s consolidated balance sheet at December 31, 2010 was derived from its audited consolidated financial statements as of December 31, 2010. Certain amounts in the Company’s 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation.
The results of operations for the three month periods ended March 31, 2011 and 2010 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
3. LONG-TERM DEBT AND INTEREST RATE SWAP
On March 1, 2011, the Company entered into an agreement with a syndicate of banks to refinance the Company’s mortgage loan that was scheduled to mature in August 2011 and to extend the maturity of the Company’s revolving credit facility.

Under the terms of the new agreement, the syndicate of banks provided mortgage debt (“Mortgage Loan”) of $23 million and the proceeds were used to retire the Company’s previous mortgage loan and will fund approximately $2.4 million in capital improvements at the Company’s owned centers. The Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25 year amortization. Interest is based on LIBOR plus 4.5%, but is fixed at 7.07% based on the interest rate swap transaction described below. The new mortgage loan is secured by four owned nursing centers, related equipment and a lien on the accounts receivable of these centers.
The new agreement extended the maturity of the Company’s $15 million revolving credit facility (“Revolver”) from March 2013 to March 2016. As amended, the Revolver has an interest rate of LIBOR plus 4.5%.
In connection with the March 2011 refinancing agreements, the Company recognized debt retirement costs of $112,000 which were recorded in earnings during the first quarter of 2011. These costs relate primarily to the write off of deferred financing costs of the retired mortgage debt. In connection with this refinancing, the Company recorded total deferred loan costs of $776,000, of which $689,000 were paid at closing with proceeds from the new facility. The Mortgage Loan and the revolver are cross-collateralized.
The Revolver is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions. As of March 31, 2011, the Company has $3,463,000 in borrowings outstanding under the revolving credit facility. Annual fees for letters of credit issued under this revolver are 3.0% of the amount outstanding. The Company has a letter of credit of $4,551,000 to serve as a security deposit for the Company’s leases. Considering the balance of eligible accounts receivable at March 31, 2011, the letter of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $15,000,000, the balance available for borrowing under the revolving credit facility is $6,986,000.
The Company’s lending agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and debt service coverage ratios. The Company is in compliance with all such covenants at March 31, 2011.
Interest Rate Swap transaction:
As part of the debt agreements entered into in March 2011, the Company entered into an interest rate swap agreement with a member of the bank syndicate as the counterparty. The interest rate swap agreement has the same effective date, maturity date and notional amounts as the Mortgage Loan. The interest rate swap agreement requires the Company to make fixed rate payments to the bank calculated on the applicable notional amount at an annual fixed rate of 7.07% while the bank is obligated to make payments to the Company based on LIBOR on the same notional amounts. The Company entered into the interest rate swap agreement to mitigate the variable interest rate risk on its outstanding mortgage borrowings. The applicable guidance requires companies to recognize all derivative instruments as either assets or liabilities at fair value in a company’s balance sheets. In accordance with this guidance, the Company designated its interest rate swap as a cash flow hedge and the earnings component of the hedge, net of taxes, is reflected as a component of other comprehensive income.
The Company assesses the effectiveness of its interest rate swap on a quarterly basis and at March 31, 2011, the Company determined that the interest rate swap was effective. The interest rate swap valuation model indicated a net liability of $299,000 at March 31, 2011. The fair value of the interest rate swap is included in “other noncurrent liabilities” on the Company’s interim consolidated balance sheet. The balance of accumulated other comprehensive loss at March 31, 2011 is $185,000 and reflects the liability related to the interest rate swap, net of the income tax benefit of $114,000. As the Company’s interest rate swap is not traded on a market exchange, the fair value is determined using a valuation model based on a discounted cash flow analysis. This analysis reflects the contractual terms of the interest rate swap agreement and uses observable market-based inputs, including estimated future LIBOR interest rates. The fair value of the Company’s interest rate swap is the net difference in the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates and are observable inputs available to a market participant. The interest rate swap valuation is classified in Level 2 of the fair value hierarchy, in accordance with the FASB’s guidance on Fair Value Measurements and Disclosures.
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
Reserve for Estimated Self-Insured Professional Liability Claims-
Because the Company anticipates that its actual liability for existing and anticipated claims will exceed the Company’s professional liability insurance coverage, the Company has recorded total liabilities for professional liability and other claims of $17,928,000 as of March 31, 2011. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis. Amounts are added to the accrual for estimates of anticipated liability for claims incurred during each period, and amounts are deducted from the accrual for settlements paid on existing claims during each period.
Final determination of the Company’s actual liability for claims incurred in any given period is a process that takes years. The Company evaluates the adequacy of this liability on a quarterly basis and engages a third-party actuarial firm to conduct an analysis semi-annually in the second and fourth quarters. The semi-annual actuarial analysis is prepared by the Actuarial Division of Willis of Tennessee, Inc. (“Willis”). The Company believes that, absent unanticipated events, it normally takes substantial time for significant trends to develop with respect to the Company’s overall exposure for professional liability claims. Professional liability cases have a long cycle from the date of an incident to the date a case is resolved, and the Company believes that a semi-annual evaluation is appropriate.
These semi-annual actuarial analyses of the Company’s liability are assessed and adjusted based on numerous factors, including claims actually reported, lawsuits filed, lawsuits resolved, changes in the Company’s occupied beds and relevant claim development data. The Company records any revisions in estimates and differences between actual settlements and reserves, with changes in estimated losses being recorded in the consolidated statements of income in the period identified. Any increase in the accrual decreases income in the period and any reduction in the accrual increases income during the period. In those quarters where Willis does not prepare an actuarial analysis, the Company evaluates its professional liability claims and settlements in order to determine whether there has been a material change in its anticipated liability for those claims.
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
The Company’s cash expenditures for self-insured professional liability costs from continuing operations were $1,311,000 and $1,184,000 for the three months ended March 31, 2011 and 2010, respectively.
Adoption of New Accounting Pronouncements — Self-Insured Professional Liability Claims-
In August 2010, the FASB issued updated guidance in the form of a FASB Accounting Standards Update on “Presentation of Insurance Claims and Related Insurance Recoveries” to clarify that a health care entity should not net insurance recoveries against a related professional liability claim and that the amount of the claim liability should be determined without consideration of insurance recoveries. The update is intended to improve accounting guidance by eliminating an existing industry exception and reduce diversity in practice by removing the ability to offset insurance recoveries against liabilities. The Company adopted this guidance effective January 1, 2011 and as a result recorded assets and equal liabilities of $619,000 at March 31, 2011 and $438,000 at December 31, 2010, respectively.
Other Insurance-
With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. The Company is completely self-insured for workers’ compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. From June 30, 2003 until June 30, 2007, the Company’s workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. For the period from July 1, 2008 through June 30, 2011, the Company is covered by a prefunded deductible policy. Under this policy, the Company is self-insured for the first $500,000 per claim, subject to an aggregate maximum of $3,000,000. The Company funds a loss fund account with the insurer to pay for claims below the deductible. The Company accounts for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred. The liability for workers’ compensation claims is $478,000 at March 31, 2011. The Company has a non-current receivable for workers’ compensation policy’s covering previous years of $424,000 as of March 31, 2011. The non-current receivable is a function of payments paid to the Company’s insurance carrier in excess of the estimated level of claims expected to be incurred.
As of March 31, 2011, the Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $175,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $1,538,000 at March 31, 2011. The differences between actual settlements and reserves are included in expense in the period finalized.

5. STOCK-BASED COMPENSATION
During 2011, the Compensation Committee of the Board of Directors approved a grant of 38,900 shares of restricted common stock to certain employees and members of the Board of Directors. The restricted shares vest one-third on the first, second and third anniversaries of the grant date. Unvested shares may not be sold or transferred. During the vesting period, dividends accrue on the restricted shares, but are paid in additional shares of common stock upon vesting, subject to the vesting provisions of the underlying restricted shares. The restricted shares are entitled to the same voting rights as other common shares. Upon vesting, all restrictions are removed.
Stock-based compensation expense is non-cash and is included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. The Company recorded total stock-based compensation expense of $201,000 and $196,000 in the three month periods ended March 31, 2011 and 2010, respectively.
6. DISCONTINUED OPERATIONS
Effective March 31, 2010, the Company terminated operations of four nursing centers in Florida under a lease that, as amended, would have expired in August 2010. These four homes contributed revenues of $6,885,000 and net income of $211,000 during the three months ended March 31, 2010. Effective March 31, 2010, the Company transitioned operations at these leased facilities to a new operator and has reclassified the operations of these facilities as discontinued operations for 2010 presented in the accompanying interim consolidated financial statements. The $177,000 net loss on lease termination primarily relates to severance, legal and other costs incurred to facilitate the transition as well as the transfer of inventory.
7. EARNINGS PER COMMON SHARE
Information with respect to basic and diluted net income per common share is presented below:

	Three Months Ended
	March 31,
	2011	2010
Net income per common share:
Per common share – basic
Income from continuing operations	$0.06	$0.11
Income (loss) from discontinued operations
Operating income, net of taxes	—	0.06
Loss on disposal, net of taxes	—	(0.03)

Discontinued operations, net of taxes	—	0.03

Net income	$0.06	$0.14

Per common share – diluted
Income from continuing operations	$0.06	$0.11
Income (loss) from discontinued operations
Operating income, net of taxes	—	0.06
Loss on disposal, net of taxes	—	(0.03)

Discontinued operations, net of taxes	—	0.03

Net income	$0.06	$0.14

The effects of 320,000 and 225,000 SOSARs and options outstanding were excluded from the computation of diluted earnings per common share in 2011 and 2010, respectively, because these securities would have been anti-dilutive.

8. WEST VIRGINIA FACILITY
On June 17, 2009, the Company completed the acquisition of certain assets of a skilled nursing facility in West Virginia. The Company had entered into an option agreement to purchase these assets for $850,000 during 2006 and the purchase price of $850,000 is included in other noncurrent assets in the Company’s Interim Consolidated Balance Sheet. The Company did not assume any liabilities or working capital in connection with the acquisition. The existing facility closed in February 2009.
The Company has an agreement with a real estate developer that will construct, furnish, and equip a 90 bed skilled nursing center near Milton, West Virginia, to replace the facility described above. The Company will lease the new facility upon completion. The initial lease term is 20 years from the date the center is completed and fit for occupancy as a skilled nursing center. The Company has the option to renew the lease for two additional five-year periods. Construction on the nursing center began in November 2010, and it is estimated the center will be completed in late 2011. The agreement provides the Company the right to purchase the center beginning at the end of the first year of the initial term of the lease and continuing through the fifth year for a purchase price ranging from 110% to 120% of the total project cost.
The Company has no equity interest in the entity constructing the new facility, and does not guarantee any debt obligations of the entity. The owners of the facility have provided guarantees of the debt of the entity, and based on those guarantees the entity is considered to be a variable interest entity (“VIE”). The Company owns the underlying Certificate of Need that is required for operation as a skilled nursing center. Based primarily on the ownership of the Certificate of Need and the fixed price purchase option described above, the Company is considered to be the primary beneficiary of the VIE, based on the Company’s ability to direct the activities that most significantly impact the economic performance of the VIE and the right to receive benefits from the VIE that could potentially be significant to the VIE.
As of March 31, 2011, the Company’s Interim Consolidated Balance Sheet includes $2,353,000 of net property and equipment, $736,000 in liabilities and $1,617,000 in noncontrolling interests equity associated with the real estate developer’s interests in the VIE. These assets can be used only to settle obligations of the VIE. Additionally, none of these liabilities provide creditors with recourse to the general credit of the Company.
9. EVENT SUBSEQUENT TO THE BALANCE SHEET
In April 2011, the Company entered into an amendment to the Master lease with Omega under which Omega agreed to provide an additional $5,000,000 to fund renovations to four nursing centers located in Arkansas, Kentucky, Ohio and Texas that are leased from Omega. The annual base rent related to these facilities will be increased to reflect the amount of capital improvements to the respective facilities as the related expenditures are made. The increase is based on a rate of 10.25% per year of the amount financed under this amendment. This arrangement is similar to amendments entered into in 2009, 2006 and 2005 that provided financing totaling $15,000,000 that was used to fund renovations at twelve nursing centers leased from Omega.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Advocat Inc. provides long-term care services to nursing center patients in eight states, primarily in the Southeast and Southwest. Our centers provide a range of health care services to their patients and residents. In addition to the nursing, personal care and social services usually provided in long-term care centers, we offer a variety of comprehensive rehabilitation services as well as nutritional support services. As of March 31, 2011, our continuing operations consist of 46 nursing centers with 5,364 licensed nursing beds. We own 9 and lease 37 of our nursing centers included in continuing operations.
Strategic operating initiatives. In 2010, we completed a strategic planning process, and have identified several strategic operating initiatives to improve occupancy and skilled mix in our nursing centers by enhancing our registered nurse coverage and adding specialized clinical care. The investments in nursing and clinical care are being conducted in concert with additional investments in facility based marketing representatives to develop referral and managed care relationships. These investments will better attract quality payor sources for patients covered by Medicare, managed care as well as certain private pay individuals. These marketing and nurse coverage efforts will also enable us to improve our Medicare rate by becoming the preferred referral for higher acuity patients.
Another strategic operating initiative is to implement Electronic Medical Records (“EMR”). We believe we can improve operations, profitability and our quality programs in our nursing centers by implementing EMR. EMR provides the ability to electronically record the care provided to our patients and improves customer and employee satisfaction, improves facility regulatory compliance and provides real-time monitoring and scheduling of care delivery. It is anticipated that the improved documentation of care will also provide greater tracking and capture of services we provide to patients.
As part of our strategic operating initiatives we will accelerate our program for improving our physical plants. Since 2005 we have been completing strategic renovations of certain facilities that improve occupancy, quality of care and profitability. We plan to continue these facility renovation projects and accelerate this strategy using the knowledge obtained in the first few years of this program. Our strategic operating strategy will also include pursuing and investigating opportunities to acquire, lease or develop new facilities, focusing primarily on opportunities within our existing areas of operation.
We are incurring expenses in connection with these initiatives, as described in “Results of Operations.” These investments in business initiatives will increase our operating expenses for the next one or two years, and there is typically a time delay between incurring such expenses and attaining the revenues and cash flows expected from these initiatives and developments.
Divestitures. Effective March 31, 2010, we terminated operations of four nursing centers in Florida under a lease that, as amended, would have expired in August 2010. We have reclassified the operations of these facilities as discontinued operations in the accompanying interim consolidated financial statements for 2010. The $0.2 million net loss on lease termination primarily relates to severance, legal and other costs incurred to facilitate the transition as well as the transfer of working capital.
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

Critical Accounting Policies and Judgments
A “critical accounting policy” is one which is both important to the understanding of our financial condition and results of operations and requires management’s most difficult, subjective or complex judgments often involving estimates of the effect of matters that are inherently uncertain. Actual results could differ from those estimates and cause our reported net income to vary significantly from period to period. Our critical accounting policies are more fully described in our 2010 Annual Report on Form 10-K.
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
The following table sets forth net patient and resident revenues related to our continuing operations by payor source for the periods presented (dollar amounts in thousands):

	Three Months Ended March 31,
	2011		2010
Medicaid	$37,881	49.1%	$37,674	53.7%
Medicare	26,826	34.8	21,425	30.5
Managed care	3,062	4.0	2,273	3.2
Private Pay and other	9,361	12.1	8,780	12.6

Total	$77,130	100.0%	$70,152	100.0%

The following table sets forth average daily skilled nursing census by payor source for our continuing operations for the periods presented:

	Three Months Ended March 31,
	2011		2010
Medicaid	2,790	67.3%	2,880	69.1%
Medicare	598	14.4	548	13.2
Managed care	80	1.9	66	1.6
Private Pay and other	676	16.4	671	16.1

Total	4,144	100.0%	4,165	100.0%

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
We also expect for this Legislation to continue to impact our Medicaid and Medicare reimbursement as well, though the exact timing and level of that impact is currently unknown. We anticipate that many of the provisions of the Legislation may be subject to further clarification and modification through the rule making process. The Legislation expands the role of home based and community services, which may place downward pressure on our sustaining population of Medicaid residents.
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
Medicare
Effective October 1, 2010, Medicare rates were increased by CMS implementation of a market basket adjustment and the implementation of MDS 3.0 and Resource Utilization Group IV (“RUG IV”). The net impact of the market basket adjustment increased Medicare reimbursement to skilled nursing centers by approximately 1.7% compared to the fiscal year ending September 30, 2010. The rate increase was determined as the net effect of a 2.3% inflation increase as measured by the SNF “market basket,” offset by a 0.6% decrease intended to correct a CMS forecasting error that was made in an inflation increase for the Medicare fiscal year ending September 30, 2009. CMS also implemented MDS 3.0, a new patient assessment tool for the collection of clinical data to be used for classification into the RUG categories for all Medicare patients and those Medicaid patients in RUG-based reimbursement states. In addition to the patient assessment tool, CMS expanded RUG categories to 66 under RUG IV up from 53 under RUG III. As discussed in our results of operations, these Medicare reimbursement changes have increased our Medicare revenue and our Medicare rate per patient day. The new regulations have also resulted in an increase in costs to complete the patient assessments required by these new rules.
CMS issued a proposed rule on April 28, 2011, regarding Medicare payment rates for skilled nursing centers for fiscal year 2012. The proposed rule discussed two options for updating payment rates for skilled nursing centers under the prospective payment system that, if finalized, would be effective for skilled nursing centers on October 1, 2011. We cannot predict at this time which, if either, of the options proposed will be implemented or what their ultimate impact will be. Option one is intended to address the increase in Medicare payments that have occurred following the changes implemented by CMS in October 2010 as part of the transition to the new RUG IV system and imposes (a) a negative adjustment to RUG IV therapy rates, and (b) a net market basket increase of 1.5%. CMS has projected the net impact of the proposed changes under option one would be an 11.3% decrease in payments to skilled nursing centers.
Under option two, skilled nursing centers would receive the net 1.5% market basket payment increase discussed in option one, while CMS continues to collect more data regarding the RUG IV system that was implemented on October 1, 2010. Under both option one and two, the 1.5% net market basket increase is the result of a 2.7% market basket inflation increase, less a 1.2% adjustment to account for the effect of a productivity adjustment.
The proposed rule would also change the method for payment of group therapy services under RUG IV. Under the proposed rule, group therapy would be defined as therapy sessions with four patients who are performing similar therapy activities. An additional change, for purposes of assigning patients to RUGs IV payment categories, would be that the minutes of group therapy would now be allocated consistent with the rules for concurrent therapy and allocated based upon the number of patients in the therapy session.
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
Medicaid
Several states in which we operate face budget shortfalls, which could result in reductions in Medicaid funding for nursing centers. The federal government made an effort to address the financial challenges state Medicaid programs are facing by increasing the amount of Medicaid funding available to states. On February 17, 2009, the American Recovery and Reinvestment Act of 2009, (“ARRA”) was enacted. Among other provisions, ARRA provided $87 billion for a temporary period to assist states in maintaining and expanding Medicaid enrollment. Pressures on state budgets are expected to continue in the future and are expected to result in Medicaid rate reductions as the ARRA provisions that assist states in maintaining and expanding Medicaid ended on December 31, 2010. In August 2010, the federal government passed legislation that is providing limited additional funding to assist states in matching Medicaid, similar to some of the ARRA provisions. The additional matching funds will continue through June 2011 and will be less in the second quarter of 2011 than the first quarter of 2011. It is unclear what additional matching fund enhancements, if any, will continue past June 30, 2011.
We receive the majority of our annual Medicaid rate increases during the third quarter of each year. The rate changes received in the third quarter of 2010 were the primary contributor to our 2.4% increase in average rate per day for Medicaid patients in 2011, but were accompanied by provider tax increases in certain states, which reduced the net effective Medicaid rate increase to approximately 1.8%.
We are unable to predict what, if any, reform proposals or reimbursement limitations will be implemented in the future, or the effect such changes would have on our operations. For the three months ended March 31, 2011, we derived 34.8% and 49.1% of our total patient and resident revenues related to continuing operations from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on our profitability.
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

Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of March 31, 2011, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

		Less than	1 to 3	3 to 5	After
Contractual Obligations	Total	1 year	Years	Years	5 Years
Long-term debt obligations (1)	$35,856	$2,302	$4,535	$29,019	$—
Settlement obligations (2)	$503	$503	$—	$—	$—
Series C Preferred Stock (3)	$4,918	$4,918	$—	$—	$—
Elimination of Preferred Stock Conversion feature (4)	$5,151	$687	$1,374	$1,374	$1,716
Operating leases	$572,279	$22,690	$47,028	$49,309	$453,252
Required capital expenditures under operating leases (5)	$19,947	$290	$580	$580	$18,497

Total	$638,654	$31,390	$53,517	$80,282	$473,465

(1)	Long-term debt obligations include scheduled future payments of principal and interest of long-term debt and amounts outstanding on our revolving line of credit and capital lease obligations.

(2)	Settlement obligations relate to professional liability cases that will be paid within the next twelve months. The liabilities are included in our current portion of self insurance reserves.

(3)	Series C Preferred Stock equals the redemption value at the preferred shareholder’s earliest redemption date.

(4)	Payments to Omega for the elimination of the preferred stock conversion feature in connection with restructuring the preferred stock and master lease agreements. Monthly payments of approximately $57,000 will be made through the end of the initial lease period that ends in September 2018.

(5)	Includes annual expenditure requirements under operating leases.
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.5 times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change of control of the Company (as defined). The maximum contingent liability under these agreements is approximately $2.0 million as of March 31, 2011. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by us or the employee. In addition, upon the occurrence of any triggering event, those certain members of management may elect to require that we purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of our common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of our stock on March 31, 2011, the maximum contingent liability for the repurchase of the equity grants is approximately $0.7 million. No amounts have been accrued for this contingent liability for members of management we currently employ.

Results of Operations
The results of operations presented have been reclassified to present the effects of certain divestitures discussed in the overview to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The following tables present the unaudited interim statements of income and related data for the three month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,
(in thousands)	2011	2010	Change	%
PATIENT REVENUES, net	$77,130	$70,152	$6,978	9.9

EXPENSES:
Operating	60,857	55,402	5,455	9.8
Lease	5,714	5,602	112	2.0
Professional liability	1,691	1,414	277	19.6
General and administrative	6,054	4,702	1,352	28.8
Depreciation and amortization	1,556	1,416	140	9.9

Total expenses	75,872	68,536	7,336	10.7

OPERATING INCOME	1,258	1,616	(358)	(22.2)

OTHER INCOME (EXPENSE):
Interest income	3	2	1	50.0
Interest expense	(454)	(398)	(56)	(14.1)
Debt retirement costs	(112)	(127)	15	11.8

	(563)	(523)	(40)	7.6

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	695	1,093	(398)	(36.4)
PROVISION FOR INCOME TAXES	(249)	(386)	137	35.5

NET INCOME FROM CONTINUING OPERATIONS	$446	$707	$(261)	(36.9)

	Three Months Ended
	March 31,
Percentage of Net Revenues	2011	2010
PATIENT REVENUES, net	100.0%	100.0%

EXPENSES:
Operating	78.9	79.0
Lease	7.5	8.0
Professional liability	2.2	2.0
General and administrative	7.8	6.7
Depreciation and amortization	2.0	2.0

Total expenses	98.4	97.7

OPERATING INCOME	1.6	2.3

OTHER INCOME (EXPENSE):
Interest income	—	—
Interest expense	(0.6)	(0.6)
Debt retirement costs	(0.1)	(0.2)

	(0.7)	(0.8)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	0.9	1.5
PROVISION FOR INCOME TAXES	(0.3)	(0.5)

NET INCOME FROM CONTINUING OPERATIONS	0.6%	1.0%

Three Months Ended March 31, 2011 Compared With Three Months Ended March 31, 2010
Patient Revenues
Patient revenues increased to $77.1 million in 2011 from $70.2 million in 2010, an increase of $6.9 million, or 9.9%.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Three Months Ended
	March 31,
	2011	2010
Skilled nursing occupancy	77.3%	77.5%
As a percent of total census:
Medicare census	14.4%	13.2%
Managed care census	1.9%	1.6%
As a percent of total revenues:
Medicare revenues	34.8%	30.5%
Medicaid revenues	49.1%	53.7%
Managed care revenues	4.0%	3.2%
Average rate per day:
Medicare	$455.36	$393.64
Medicaid	$148.67	$145.25
Managed care	$413.75	$383.15
Medicare census increased approximately 9.1% in 2011, and contributed approximately $1.8 million to the revenue increase experienced in the first quarter. This increase is primarily attributable to the investments we have made to improve our skilled care offerings. The average Medicare rate per patient day for 2011 increased 15.7% compared to 2010. On October 1, 2010, CMS implemented RUG IV in connection with the MDS 3.0 patient assessment tool, RUG IV expanded RUG categories to 66 from 53 under RUG III. Also on October 1, 2010, CMS implemented a Medicare rate increase of 1.7% for the annual SNF market basket adjustment. The combined effect of these rate changes, together with changes in patient acuity levels, increased revenue by $3.3 million in the first quarter of 2011.
Medicaid average daily census was 3.1% lower in 2011, decreasing revenue by $1.2 million in the first quarter of 2011. The average Medicaid rate per patient day for 2011 increased 2.4% compared to 2010, and resulted in revenue increases of $0.9 million in 2011. This increase is the result of rate increases in certain states, partially funded by increased provider taxes, and increasing patient acuity levels. Taking higher provider taxes into consideration, the net increase in average rate per day for Medicaid patients was 1.8%. The decrease in Medicaid census reflects our focus on improving our skilled mix.
Managed care rates and census contributed approximately $0.7 million of the total revenue increase. The average managed care rate per patient day for 2011 increased 8.0% compared to 2010 and managed care average daily census increased 21.2%. The remaining revenue increases resulted from increased Medicare Part B, private and hospice payors.
Operating expense
Operating expense increased to $60.9 million in 2011 from $55.4 million in 2010, an increase of $5.5 million, or 9.8%. The increase in operating expense is primarily attributable to cost increases associated with our increased revenue as well as investment in our operating initiatives focused on improving our skilled mix and occupancy. Operating expense decreased to 78.9% of revenue in 2011, compared to 79.0% of revenue in 2010.

The largest component of operating expense is wages, which increased to $37.1 million in 2011 from $33.7 million in 2010, an increase of $3.4 million, or 9.9%. The increase in wages was primarily due to labor costs associated with the 10.4% increase in Medicare and managed care patients, competitive labor markets in most of the areas in which we operate and regular merit and inflationary raises for personnel (increase of approximately 2.4% for the year). In accordance with our strategic initiatives to increase our high acuity patient care capabilities and grow our skilled mix and occupancy we have added additional registered nurses and therapists to attract and serve the needs of these patients, including approximately $1.3 million in therapy staffing costs, $0.5 million in nursing center staffing costs to improve our ability to market and care for high acuity patients and $0.4 million for increased wages that resulted from the transition to the new MDS 3.0 patient assessment tool in our facilities.
Provider taxes increased approximately $0.2 million in 2011, primarily due to increases in tax rates and higher census in certain states in which we operate.
Workers compensation insurance expense increased approximately $0.3 million in 2011 compared to 2010. The increase is the result of better claims experience in 2010 compared to 2011.
The remaining increases in operating expenses are primarily related to growth in Medicare and managed care census.
Lease expense
Lease expense increased to $5.7 million in 2011 from $5.6 million in 2010. The primary reason for the increase in lease expense was rent for lessor funded property renovations.
Professional liability
Professional liability expense was $1.7 million in 2011 compared to $1.4 million in 2010, an increase of $0.3 million. We were engaged in 33 professional liability lawsuits as of March 31, 2011, compared to 35 as of March 31, 2010. Our cash expenditures for professional liability costs of continuing operations were $1.3 million and $1.2 million for 2011 and 2010, respectively. Professional liability cash expenditures can fluctuate from year to year based respectively on the results of our third-party professional liability actuarial studies and on the costs incurred in defending and settling existing claims.
General and administrative expense
General and administrative expenses were approximately $6.1 million in 2011, compared to $4.7 million in 2010, an increase of $1.4 million, or 28.8%. Costs of our strategic initiatives accounted for approximately $0.9 million, over one half of the increase, including compensation costs related to new positions of approximately $0.4 million, costs related to the continued implementation of electronic medical records of approximately $0.2 million, charges for severance and hiring costs of $0.2 million and consulting services costs of $0.1 million. Performance-based incentive expense was $0.2 million higher in 2011.
Depreciation and amortization
Depreciation and amortization expense was approximately $1.6 million and $1.4 million in 2011 and 2010, respectively.
Interest expense
Interest expense increased to $0.5 million in 2011 compared to $0.4 million in 2010. As discussed further in “Capital Resources” the increase in interest expense is due to the change in interest rates on our Mortgage Loan to a fixed rate of 7.07% from 3.98% at March 31, 2010 and the additional $2.4 million in borrowings for capital improvements at our owned homes.
Income from continuing operations before income taxes; income from continuing operations per common share
As a result of the above, continuing operations reported a loss before income taxes of $0.7 million in 2011 compared to income of $1.1 million in 2010. The provision for income taxes was $0.2 million in 2011, an effective rate of 35.8% and $0.4 million in 2010, an effective rate of 35.3%. The basic and diluted income per common share from continuing operations were each $0.06 in 2011 compared to $0.11 each in 2010.
Liquidity and Capital Resources
Liquidity
Our primary source of liquidity is the net cash flow provided by the operating activities of our facilities. We believe that these internally generated cash flows will be adequate to service existing debt obligations, fund required capital expenditures as well as provide cash flows for investing opportunities. In determining priorities for our cash flow, we evaluate alternatives available to us and select the ones that we believe will most benefit us over the long term. Options for our cash include, but are not limited to, capital improvements, dividends, purchase of additional shares of our common stock, acquisitions, payment of existing debt obligations, preferred stock redemptions as well as initiatives to improve facility performance. We review these potential uses and align them to our cash flows with a goal of achieving long term success. We plan to invest in business initiatives and development that will increase our operating expenses for the next one to two years as part of our plan to improve our high acuity offerings.
Net cash provided by operating activities of continuing operations totaled $0.9 million and $3.3 million in 2011 and 2010, respectively. Operating activities of discontinued operations used cash of $12,000 and provided cash of $0.7 million in 2011 and 2010, respectively.
Investing activities of continuing operations used cash of $3.9 million and $0.6 million in 2011 and 2010, respectively. These amounts primarily represent cash used for purchases of property and equipment. We have used between $6.4 million and $9.4 million for capital expenditures of continuing operations in each of the three calendar years ended December 31, 2010. The $2.0 million in purchases of property and equipment during 2011 also includes $0.4 million in assets added by the entity constructing the West Virginia facility that we are consolidating. We borrowed $2.4 million in our March 2011 mortgage refinancing to complete renovations at the four owned nursing centers that secure the mortgage loan, and have classified those funds as restricted cash. Investing activities of discontinued operations used cash of $45,000 during 2010.
Financing activities of continuing operations provided cash of $1.7 million in 2011 and used cash of $1.2 million in 2010. Net cash provided in 2011 primarily resulted from payment and refinancing of existing mortgage obligations of $20.6 million and paying $0.8 million in financing costs in connection with the new mortgage loan under which we borrowed $23.0 million, including approximately $2.4 million to fund capital improvements at our owned centers. Net cash used in 2010 primarily resulted from payment and refinancing of existing debt obligations of $3.8 million and paying $0.4 million in financing costs in connection with the new revolving credit facility under which we borrowed $3.5 million. Financing activities reflect a total of $0.4 million for common and preferred stock dividends in both 2011 and 2010.
Our cash expenditures related to self-insured professional liability costs from continuing operations were $1.3 million and $1.2 million for the three months ended March 31, 2011 and 2010, respectively. Although we work diligently to limit the cash required to settle and defend professional liability claims, a significant judgment entered against us in one or more legal actions could have a material adverse impact on our cash flows and could result in our being unable to meet all of our cash needs as they become due.
Electronic Medical Records
During 2010, we developed a plan to introduce EMR to all our facilities. We expect to complete our EMR implementation plan during the remainder of 2011. It is anticipated that our investment in EMR will provide operational improvements through automation of record keeping and improvement in clinical records quality. Through March 31, 2011 we have capitalized $2.2 million related to our EMR initiative and expensed $0.8 million for training costs since we began this implementation. During the three months ended March 31, 2011, we capitalized $0.4 million related to the EMR initiative and expensed $0.3 million in training costs. We expect to have total training expenses during 2010 and 2011 related to implementing our electronic medical record system of between $1.8 million and $2.0 million and total capital expenditures during this period of approximately $3.6 million.
Dividends
On May 10, 2011, the Board of Directors declared a quarterly dividend on common shares of $0.055 per share. We first began paying a quarterly common dividend in August 2009. While the Board of Directors intends to pay quarterly dividends, the Board will make the determination of the amount of future cash dividends, if any, to be declared and paid based on, among other things, our financial condition, funds from operations, the level of our capital expenditures and our future business prospects and opportunities.
Preferred Stock
At March 31, 2011, we have outstanding 5,000 shares of Series C Redeemable Preferred Stock (“Preferred Stock”) that has a stated value of approximately $4.9 million which pays an annual dividend rate of 7% of its stated value. Dividends on the Preferred Stock are paid quarterly in cash. The Preferred Stock was issued to Omega in 2006 and is not convertible, but has been redeemable at its stated value at Omega’s option since September 30, 2010, and since September 30, 2007, has been redeemable at its stated value at our option. Redemption under our option or Omega’s is subject to certain limitations. We believe we have adequate resources to redeem the Preferred Stock if Omega were to elect to redeem it.
Professional Liability
Since March 9, 2001, we purchased professional liability insurance coverage for our facilities that, based on historical claims experience, was substantially less than the amount required to satisfy claims that were incurred. We have essentially exhausted all of our insurance coverage for claims first asserted prior to May 31, 2010.
Effective June 1, 2010, our nursing centers are covered by one of two professional liability insurance policies. Our 25 nursing centers in Arkansas, Kentucky, Tennessee, and West Virginia are currently covered by an insurance policy with coverage limits of $250,000 per medical incident and total annual aggregate policy limits of $750,000. This policy provides the only commercially affordable insurance coverage available for claims made during this period against these nursing centers. Our 21 nursing centers in Alabama, Florida, Ohio and Texas are currently covered by an insurance policy with coverage limits of $1.0 million per medical incident, subject to a deductible of $0.5 million per claim, with a total annual aggregate policy limit of $15.0 million and a sublimit per center of $3.0 million.

As of March 31, 2011, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred but unreported claims of $17.9 million. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
Capital Resources
As of March 31, 2011, we had $27.3 million of outstanding long term debt and capital lease obligations. The $27.3 million total includes $0.4 million in capital lease obligations and $0.4 million in a construction loan for the nursing center under construction in West Virginia. The balance of the long term debt is comprised of $23.0 million owed on our mortgage loan and $3.5 million owed on our revolving line of credit.
On March 1, 2011, we entered into an agreement with a syndicate of banks to refinance our mortgage loan that was scheduled to mature in August 2011 and extend the maturity of our revolving credit facility. Under the terms of the new agreement, the syndicate of banks provided mortgage debt of $23 million and the proceeds were used to retire our previous mortgage loan and will fund approximately $2.4 million in capital improvements at our owned centers. The Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25 year amortization. Interest is based on LIBOR plus 4.5% but is fixed at 7.07% based on the interest rate swap transaction described below. The new mortgage loan is secured by four owned nursing centers, related equipment and a lien on the accounts receivable of these centers.
The new agreement extended the maturity of our $15 million revolving credit facility from March 2013 to March 2016. As amended, the Revolver has an interest rate of LIBOR plus 4.5%.
In connection with the March 2011 refinancing agreements, we recognized debt retirement costs of $0.1 million which were recorded in earnings during the first quarter of 2011. These costs relate to the write off of deferred financing costs of the Mortgage Loan. In connection with the March 2011 refinancing, we recorded total deferred loan costs of $0.8 million. The Mortgage Loan and the revolver are cross-collateralized.
The Revolver is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions. As of March 31, 2011, we have $3.5 million in borrowings outstanding under the revolving credit facility. Annual fees for letters of credit issued under this revolver are 3.0% of the amount outstanding. We have a letter of credit of $4.6 million to serve as a security deposit for our leases. Considering the balance of eligible accounts receivable at March 31, 2011, the letter of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $15.0 million, the balance available for borrowing under the revolving credit facility is approximately $7.0 million.
Our lending agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and debt service coverage ratios. We are in compliance with all such covenants at March 31, 2011.
Our calculated compliance with financial covenants is presented below:

Level at
	Requirement	March 31, 2011
Minimum fixed charge coverage ratio	≥1.05:1.00	1.15:1.00
EBITDAR (mortgaged facilities)	≥$3.3 million	$4.2 million

As part of the debt agreements entered into in March 2011, we entered into an interest rate swap agreement with a member of the bank syndicate as the counterparty. The interest rate swap agreement has the same effective date, maturity date and notional amounts as the Mortgage Loan. The interest rate swap agreement requires us to make fixed rate payments to the bank calculated on the applicable notional amount at an annual fixed rate of 7.07% while the bank is obligated to make payments to us based on LIBOR on the same notional amounts. We entered into the interest rate swap agreement to mitigate the variable interest rate risk on our outstanding mortgage borrowings.
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
Center Renovations
During 2005, we began an initiative to complete strategic renovations of certain facilities to improve occupancy, quality of care and profitability. We developed a plan to begin with those facilities with the greatest potential for benefit, and began the renovation program during the third quarter of 2005. As of March 31, 2011, we have completed renovations at fifteen facilities and we are developing plans for additional renovation projects.
A total of $22.2 million has been spent on these renovation programs to date, with $15.0 million financed through Omega, $6.1 million financed with internally generated cash, and $1.1 million financed with long-term debt.
For the fifteen facilities with renovations completed as of the beginning of the first quarter 2011 compared to the last twelve months prior to the commencement of renovation, average occupancy increased from 69.8% to 77.4% and Medicare average daily census increased from a total of 177 to 238 in the first quarter of 2011.
In April 2011, we entered into an amendment to the Master lease with Omega under which Omega agreed to provide an additional $5.0 million to fund renovations to four nursing centers located in Arkansas, Kentucky, Ohio and Texas that are leased from Omega. The annual base rent related to these facilities will be increased to reflect the amount of capital improvements to the respective facilities as the related expenditures are made. The increase is based on a rate of 10.25% per year of the amount financed under this amendment. This arrangement is similar to amendments entered into in 2009, 2006 and 2005 that provided financing totaling $15.0 million that was used to fund renovations at twelve nursing centers leased from Omega.
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
Accounts receivable attributable to patient services of continuing operations totaled $29.2 million at March 31, 2011 compared to $26.7 million at December 31, 2010, representing approximately 34 days revenue in accounts receivable for both periods.
The allowance for bad debt was $2.9 million and $2.8 million at March 31, 2011 and December 31, 2010, respectively. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.
Inflation
Based on contract pricing for food and other supplies and recent market conditions, we expect cost increases in 2011 to be higher than the increases in 2010. We expect salary and wage increases for our skilled health care providers to continue to be higher than average salary and wage increases, as is common in the health care industry.
Off-Balance Sheet Arrangements
We have a letter of credit outstanding of approximately $4.6 million as of March 31, 2011, which serves as a security deposit for our facility lease with Omega. The letter of credit was issued under our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility.
Forward-Looking Statements
The foregoing discussion and analysis provides information deemed by management to be relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read in conjunction with our consolidated financial statements included herein. Certain statements made by or on behalf of us, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those contemplated by the forward-looking statements made herein. In addition to any assumptions and other factors referred to specifically in connection with such statements, other factors, many of which are beyond our ability to control or predict, could cause our actual results to differ materially from the results expressed or implied in any forward-looking statements including, but not limited to, our ability to successfully construct and operate the new nursing center in West Virginia, our ability to increase census at our renovated facilities, changes in governmental reimbursement, including the impact of an April 2011 proposed regulation that could result in a reduction in Medicare reimbursement as of October 2011, government regulation, the impact of the recently adopted federal health care reform or any future health care reform, any increases in the cost of borrowing under our credit agreements, our ability to comply with covenants contained in those credit agreements, the outcome of professional liability lawsuits and claims, our ability to control ultimate professional liability costs, the accuracy of our estimate of our anticipated professional liability expense, the impact of future licensing surveys, the outcome of proceedings alleging violations of laws and regulations governing quality of care or violations of other laws and regulations applicable to our business, costs and impacts associated with the implementation of our electronic medical records plan, the costs of investing in our business initiatives and development, our ability to control costs, changes to our valuation of deferred tax assets, changes in occupancy rates in our facilities, changing economic and competitive conditions, changes in anticipated revenue and cost growth, changes in the anticipated results of operations, the effect of changes in accounting policies as well as others. Investors also should refer to the risks identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as risks identified in “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010 for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the Company’s business plans and prospects. Such cautionary statements identify important factors that could cause our actual results to materially differ from those projected in forward-looking statements. In addition, we disclaim any intent or obligation to update these forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of March 31, 2011, we had outstanding borrowings of approximately $26.5 million that were subject to variable interest rates. In connection with our March 2011 financing agreement, we entered into an interest rate swap with respect to the mortgage loan to mitigate the floating interest rate risk of such borrowing. Therefore, only approximately $3.5 million of the $26.5 million remains subject to variable interest rate risk after the March 1, 2011 refinancing transaction. In the event that interest rates were to change 1%, the impact on future pre-tax cash flows would be approximately $35,000 annually, representing the impact of increased or decreased interest expense on variable rate debt.

ITEM 4.	CONTROLS AND PROCEDURES
Advocat, with the participation of our principal executive and financial officers has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2011. Based on this evaluation, the principal executive and financial officers have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has been no change (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that has occurred during our fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of March 31, 2011, we are engaged in 33 professional liability lawsuits. Seven lawsuits are currently scheduled for trial during the next twelve months, and it is expected that additional cases will be set for trial. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
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

ADVOCAT INC.
May 10, 2011	By:	/s/ William R. Council, III
William R. Council, III
President and Chief Executive Officer, Principal Executive Officer and An Officer Duly Authorized to Sign on Behalf of the Registrant

	By:	/s/ L. Glynn Riddle, Jr.
L. Glynn Riddle, Jr.
Executive Vice President and Chief Financial Officer, Secretary, Principal Accounting Officer and An Officer Duly Authorized to Sign on Behalf of the Registrant

Exhibit
Number	Description of Exhibits
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-76150 on Form S-1).

3.2	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.5 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 33-76150 on Form S-1).

3.4	Bylaw Amendment adopted November 5, 2007 (incorporated by reference to Exhibit 3.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2007).

3.5	Amendment to Certificate of Incorporation dated March 23, 1995 (incorporated by reference to Exhibit A of Exhibit 1 to the Company’s Form 8-A filed March 30, 1995).

3.6	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.4 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company’s Registration Statement No. 33-76150 on Form S-1).

4.2	Amended and Restated Rights Agreement dated as of December 7, 1998 (incorporated by reference to Exhibit 1 to Form 8-A/A filed December 7, 1998).

4.3	Amendment No. 1 to the Amended and Restated Rights Agreement, dated March 19, 2005, by and between Advocat Inc. and SunTrust Bank, as Rights Agent (incorporated by reference to Exhibit 2 to Form 8-A/A filed on March 24, 2005).

4.4	Second Amendment to the Amended and Restated Rights Agreement, dated August 15, 2008, by and between Advocat Inc. and ComputerShare Trust Company, N.A., as successor to SunTrust Bank (incorporated by reference to Exhibit 3 to Form 8-A/A filed on August 18, 2008).

4.5	Third Amendment to Amended and Restated Rights Agreement, dated August 14, 2009, between Advocat, Inc. and Computershare Trust Company, N.A, as successor to SunTrust Bank, (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A/A filed on August 14, 2009).

10.1	Eleventh Amendment to the Amended and Restated Master Lease (“Master Lease”) between the Company and Sterling Acquisition Corp., an affiliate of Omega Healthcare Investors, Inc.

10.2	Amended and Restated Revolving Loan and Security Agreement, dated as of February 28, 2011, is by and among Diversicare Management Services Co., a Tennessee corporation, and those certain other entities set forth, The PrivateBank and Trust Company, an Illinois banking corporation in its individual capacity, and the other financial institutions parties thereto, and The PrivateBank and Trust Company, an Illinois banking corporation in its capacity as administrative agent for the Lenders

10.3	Amended and Restated Guaranty dated as of February 28, 2011, by Advocat Inc., to and for the benefit of The PrivateBank and Trust Company

10.4	Term Loan and Security Agreement dated as of February 28, 2011, is by and among the subsidiaries of the Company, The PrivateBank and Trust Company, an Illinois banking corporation in its individual capacity and the other financial institutions parties thereto, and The PrivateBank and Trust Company, an Illinois banking corporation in its capacity as administrative agent for the Lenders

10.5	Guaranty dated as of February 28, 2011, by Advocat Inc., a Delaware corporation to and for the benefit of The PrivateBank and Trust Company,

10.6	Swap Agreement between the Company and The PrivateBank and Trust Company dated as of March 1, 2011

*10.7	Employment Agreement effective June 28, 2010, by and among Advocat Inc., a Delaware corporation, and William David Houghton

*10.8	Amendment No. 1. effective March 9, 2011 to Employment Agreement by and among Advocat Inc., a Delaware corporation, and William David Houghton

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

*	Indicates management contract or compensatory plan or arrangement