Form 10-Q
period 2011-09-30
ADVOCAT INC
filed 2011-11-07
CIK 919956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

CHECK ONE:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

5,827,144

(Outstanding shares of the issuer’s common stock as of October 28, 2011)

Part I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ADVOCAT INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2011	December 31, 2010
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$7,748	$8,862
Receivables, less allowance for doubtful accounts of $3,022 and $2,822, respectively	25,573	23,801
Prepaid expenses and other current assets	4,986	4,526
Income tax refundable	1,789	1,439
Deferred income taxes	5,141	4,207

Total current assets	45,237	42,835

PROPERTY AND EQUIPMENT, at cost	89,342	78,690
Less accumulated depreciation	(45,740)	(41,563)
Discontinued operations, net	1,053	1,053

Property and equipment, net	44,655	38,180

OTHER ASSETS:
Deferred income taxes	10,118	12,408
Deferred financing and other costs, net	1,382	834
Other assets	4,224	2,319
Acquired leasehold interest, net	9,092	9,380

Total other assets	24,816	24,941

	$114,708	$105,956

The accompanying notes are an integral part of these interim consolidated financial statements.

(Continued)

ADVOCAT INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(continued)

	September 30, 2011	December 31, 2010
	(Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt and capitalized lease obligations	$677	$582
Trade accounts payable	4,556	3,120
Accrued expenses:
Payroll and employee benefits	12,688	11,047
Current portion of self-insurance reserves	8,093	7,379
Other current liabilities	4,624	4,479

Total current liabilities	30,638	26,607

NONCURRENT LIABILITIES:
Long-term debt and capitalized lease obligations, less current portion	25,874	23,819
Self-insurance reserves, less current portion	10,476	11,659
Other noncurrent liabilities	18,240	16,748

Total noncurrent liabilities	54,590	52,226

COMMITMENTS AND CONTINGENCIES

SERIES C REDEEMABLE PREFERRED STOCK
$.10 par value, 5,000 shares authorized, issued and outstanding	4,918	4,918

SHAREHOLDERS’ EQUITY:
Series A preferred stock, authorized 200,000 shares, $.10 par value, none issued and outstanding	—	—
Common stock, authorized 20,000,000 shares, $.01 par value, 6,059,000 and 5,976,000 shares issued, and 5,827,000 and 5,744,000 shares outstanding, respectively	61	60
Treasury stock at cost, 232,000 shares of common stock	(2,500)	(2,500)
Paid-in capital	18,299	17,896
Retained earnings	8,025	6,749
Accumulated other comprehensive loss	(950)	—

Total shareholders’ equity of Advocat Inc.	22,935	22,205
Non-controlling interests	1,627	—

Total shareholders’ equity	24,562	22,205

	$114,708	$105,956

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts, unaudited)

	Three Months Ended September 30,
	2011	2010
PATIENT REVENUES, net	$80,644	$72,996

EXPENSES:
Operating	61,871	58,534
Lease	5,737	5,661
Professional liability	4,610	1,684
General and administrative	7,185	4,954
Depreciation and amortization	1,636	1,453
Asset impairment	344	—

Total expenses	81,383	72,286

OPERATING INCOME (LOSS)	(739)	710

OTHER INCOME (EXPENSE):
Interest expense, net	(683)	(413)

	(683)	(413)

INCOME (L0SS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,422)	297
(PROVISION) BENEFIT FOR INCOME TAXES	549	(68)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(873)	229

NET LOSS FROM DISCONTINUED OPERATIONS:
Operating loss, net of taxes of $0 and $(5), respectively	—	(9)

DISCONTINUED OPERATIONS	—	(9)

NET INCOME (LOSS)	(873)	220
PREFERRED STOCK DIVIDENDS	(86)	(86)

NET INCOME (LOSS) FOR COMMON STOCK	$(959)	$134

NET INCOME (LOSS) PER COMMON SHARE:
Per common share – basic
Continuing operations	$(0.17)	$0.02
Discontinued operations	—	—

	$(0.17)	$0.02

Per common share – diluted
Continuing operations	$(0.17)	$0.02
Discontinued operations	—	—

	$(0.17)	$0.02

COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.055	$0.055

WEIGHTED AVERAGE COMMON SHARES:
Basic	5,779	5,742

Diluted	5,779	5,813

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts, unaudited)

	Nine Months Ended September 30,
	2011	2010
PATIENT REVENUES, net	$236,946	$214,640

EXPENSES:
Operating	182,470	170,324
Lease	17,178	16,899
Professional liability	7,382	4,095
General and administrative	19,363	14,719
Depreciation and amortization	4,757	4,301
Asset impairment	344	—

Total expenses	231,494	210,338

OPERATING INCOME	5,452	4,302

OTHER INCOME (EXPENSE):
Interest expense, net	(1,716)	(1,224)
Debt retirement costs	(112)	(127)

	(1,828)	(1,351)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,624	2,951
PROVISION FOR INCOME TAXES	(1,112)	(1,028)

NET INCOME FROM CONTINUING OPERATIONS	2,512	1,923

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Operating income (loss), net of taxes of $(6) and $207, respectively	(10)	359
Loss on disposal, net of taxes of $0 and $(96), respectively	—	(177)

DISCONTINUED OPERATIONS	(10)	182

NET INCOME	2,502	2,105
PREFERRED STOCK DIVIDENDS	(258)	(258)

NET INCOME FOR COMMON STOCK	$2,244	$1,847

NET INCOME PER COMMON SHARE:
Per common share – basic
Continuing operations	$0.39	$0.29
Discontinued operations	—	0.03

	$0.39	$0.32

Per common share – diluted
Continuing operations	$0.38	$0.28
Discontinued operations	—	0.03

	$0.38	$0.31

COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.165	$0.16

WEIGHTED AVERAGE COMMON SHARES:
Basic	5,770	5,729

Diluted	5,915	5,868

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands and unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,502	$2,105
Discontinued operations	(10)	182

Net income from continuing operations	2,512	1,923
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	4,757	4,301
Provision for doubtful accounts	1,702	1,617
Deferred income tax provision	1,938	488
Provision for (benefit from) self-insured professional liability, net of cash payments	(220)	(81)
Stock based compensation	546	487
Amortization of deferred balances	122	167
Provision for leases in excess of cash payments	336	669
Payment from lessor for leasehold improvement	—	120
Asset Impairment	344	—
Debt retirement costs	79	127
Changes in other assets and liabilities affecting operating activities:
Receivables, net	(4,555)	(1,788)
Prepaid expenses and other assets	(1,405)	(1,076)
Trade accounts payable and accrued expenses	3,648	(574)

Net cash provided by continuing operations	9,804	6,380
Discontinued operations	592	1,135

Net cash provided by operating activities	10,396	7,515

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,311)	(4,400)
Increase in restricted cash	(1,733)	—
Deposit and other deferred balances	(31)	—

Net cash used by continuing operations	(11,075)	(4,400)
Discontinued operations	—	(45)

Net cash used in investing activities	(11,075)	(4,445)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(24,302)	(4,119)
Proceeds from issuance of debt	26,000	3,810
Financing costs	(797)	(451)
Exercise of stock options	1	(47)
Proceeds from issuance of restricted share units	195	57
Payment of common stock dividends	(953)	(888)
Payment of preferred stock dividends	(258)	(258)
Contributions from noncontrolling interests	87	—
Payment for preferred stock restructuring	(408)	(395)

Net cash used in financing activities	(435)	(2,291)

(Continued)

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands and unaudited)

(continued)

	Nine Months Ended September 30,
	2011	2010
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(1,114)	$779

CASH AND CASH EQUIVALENTS, beginning of period	8,862	8,609

CASH AND CASH EQUIVALENTS, end of period	$7,748	$9,388

SUPPLEMENTAL INFORMATION:
Cash payments of interest, net of amounts capitalized	$1,353	$1,037

Cash payments of income taxes	$617	$895

Non-cash transaction:

A capital lease obligation and capital lease asset of $452,000 was recorded when the Company entered into a lease for computer equipment during the third quarter of 2011. This non-cash transaction has been excluded from the interim consolidated statement of cash flows

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

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

As of September 30, 2011, the Company’s continuing operations consist of 46 nursing centers with 5,364 licensed nursing beds. The Company owns 9 and leases 37 of its nursing centers. The Company’s continuing operations include centers in Alabama, Arkansas, Florida, Kentucky, Ohio, Tennessee, Texas and West Virginia.

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

The interim consolidated financial statements for the three and nine month periods ended September 30, 2011 and 2010, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the Company’s financial position at September 30, 2011 and the results of operations and cash flows for the three and nine month periods ended September 30, 2011 and 2010. The Company’s consolidated balance sheet at December 31, 2010 was derived from its audited consolidated financial statements as of December 31, 2010. Certain amounts in the Company’s 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation.

The results of operations for the three and nine month periods ended September 30, 2011 and 2010 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

3.	LONG-TERM DEBT, INTEREST RATE SWAP AND CAPITALIZED LEASE OBLIGATIONS

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

The new agreement extended the maturity of the Company’s $15 million revolving credit facility (“Revolver”) from March 2013 to March 2016. As amended, the Revolver has an interest rate of LIBOR plus 4.5%. The Revolver is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions. As of September 30, 2011, the Company has no borrowings outstanding under the revolving credit facility. Annual fees for letters of credit issued under this revolver are 3.0% of the amount outstanding. The Company has a letter of credit of $4,551,000 to serve as a security deposit for certain of the Company’s leases. Considering the balance of eligible accounts receivable at September 30, 2011, the letter of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $15,000,000, the balance available for borrowing under the revolving credit facility is $10,449,000. The Mortgage Loan and the Revolver are cross-collateralized.

The Company’s lending agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and debt service coverage ratios. The Company is in compliance with all such covenants at September 30, 2011.

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

The Company assesses the effectiveness of its interest rate swap on a quarterly basis and at September 30, 2011, the Company determined that the interest rate swap was effective. The interest rate swap valuation model indicated a net liability of $1,532,000 at September 30, 2011. The fair value of the interest rate swap is included in “other noncurrent liabilities” on the Company’s interim consolidated balance sheet. The balance of accumulated other comprehensive loss at September 30, 2011, is $950,000 and reflects the liability related to the interest rate swap, net of the income tax benefit of $582,000. As the Company’s interest rate swap is not traded on a market exchange, the fair value is determined using a valuation model based on a discounted cash flow analysis. This analysis reflects the contractual terms of the interest rate swap agreement and uses observable market-based inputs, including estimated future LIBOR interest rates. The fair value of the Company’s interest rate swap is the net difference in the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates and are observable inputs available to a market participant. The interest rate swap valuation is classified in Level 2 of the fair value hierarchy, in accordance with the Financial Accounting Standards Board’s (“FASB”) guidance on Fair Value Measurements and Disclosures.

Capitalized Lease Obligations

During the third quarter of 2011, the Company entered into a lease agreement to finance the purchase of certain equipment required for the implementation of Electronic Medical Records (“EMR”) in its nursing centers. The Company determined the lease was capital in nature and has recorded both the asset and capitalized lease obligation of $452,000 as of September 30, 2011. The lease agreement provides a three year term.

In October 2011, the Company completed a sale and leaseback transaction for certain equipment purchased in the implementation of EMR in its nursing centers. The lease transaction, involving $1,219,000 in assets purchased by the Company during 2010 and 2011, is capital in nature, and the Company will record the cash from the sale and the capitalized lease obligation under the financing during the fourth quarter of 2011. The lease agreement provides a three year term.

4.	INSURANCE MATTERS

Professional Liability and Other Liability Insurance-

For claims made after March 9, 2001, the Company has purchased professional liability insurance coverage for its nursing centers that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. The Company has essentially exhausted all general and professional liability insurance available for claims asserted prior to July 1, 2011.

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

Reserve for Estimated Self-Insured Professional Liability Claims-

Because the Company anticipates that its actual liability for existing and anticipated claims will exceed the Company’s professional liability insurance coverage, the Company has recorded total liabilities for professional liability and other claims of $17,182,000 as of September 30, 2011. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis. Amounts are added to the accrual for estimates of anticipated liability for claims incurred during each period, and amounts are deducted from the accrual for settlements paid on existing claims during each period.

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

The Company’s cash expenditures for self-insured professional liability costs from continuing operations were $6,733,000 and $3,512,000 for the nine months ended September 30, 2011 and 2010, respectively. In July 2011, the Company settled nine pending professional liability lawsuits for a total of $4,571,000, of which $742,000 will be paid from insurance proceeds. The majority of the Company’s portion of these settlements was paid during the third quarter of 2011. In October 2011, the Company agreed to settle five pending professional liability lawsuits for a total of $3,200,000, none of which is expected to be paid from insurance proceeds. These settlements are expected to be paid in installments beginning in the fourth quarter of 2011 and extending through 2012. In the third quarter of 2011, the Company evaluated its accrual for professional liability claims, giving consideration to settlements of claims since June 30, 2011, and other factors affecting the remaining professional and general liability claims, including new lawsuits filed, lawsuits resolved, and the expected frequency and severity of claims during 2011 and prior periods. As a result of this evaluation, the Company recorded professional liability expense of $4,610,000 and $7,382,000 in the three and nine-month periods ended September 30, 2011, respectively.

Adoption of New Accounting Pronouncements - Self-Insured Professional Liability Claims-

In August 2010, the FASB issued updated guidance in the form of a FASB Accounting Standards Update on “Presentation of Insurance Claims and Related Insurance Recoveries” to clarify that a health care entity should not net insurance recoveries against a related professional liability claim and that the amount of the claim liability should be determined without consideration of insurance recoveries. The update is intended to improve accounting guidance by eliminating an existing industry exception and reduce diversity in practice by removing the ability to offset insurance recoveries against liabilities. The Company adopted this guidance effective January 1, 2011 and, as a result, recorded assets and equal liabilities of $188,000 at September 30, 2011 and $438,000 at December 31, 2010, respectively.

Other Insurance-

With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. The Company is completely self-insured for workers’ compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. From June 30, 2003 until June 30, 2007, the Company’s workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. For the period from July 1, 2008 through June 30, 2012, the Company is covered by a prefunded deductible policy. Under this policy, the Company is self-insured for the first $500,000 per claim, subject to an aggregate maximum of $3,000,000. The Company funds a loss fund account with the insurer to pay for claims below the deductible. The Company accounts for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred. At September 30, 2011, there is a net asset of $192,000 recorded for the Company’s workers’ compensations policies.

As of September 30, 2011, the Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $175,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $1,056,000 at September 30, 2011. The differences between actual settlements and reserves are included in expense in the period finalized.

5.	STOCK-BASED COMPENSATION

During 2011, the Compensation Committee of the Board of Directors approved restricted common stock grants totaling 49,875 shares to certain employees and members of the Board of Directors. The restricted shares vest one-third on the first, second and third anniversaries of the grant date. Unvested shares may not be sold or transferred. During the vesting period, dividends accrue on the restricted shares, but are paid in additional shares of common stock upon vesting, subject to the vesting provisions of the underlying restricted shares. The restricted shares are entitled to the same voting rights as other common shares. Upon vesting, all restrictions are removed.

Stock-based compensation expense is non-cash and is included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. The Company recorded total stock-based compensation expense of $546,000 and $487,000 in the nine month periods ended September 30, 2011 and 2010, respectively.

6.	DISCONTINUED OPERATIONS

Effective March 31, 2010, the Company terminated operations of four nursing centers in Florida under a lease that, as amended, would have expired in August 2010. These four homes contributed revenues of $6,835,000 and net income of $169,000 during the nine months ended September 30, 2010. The Company transitioned operations at these leased facilities to a new operator and has reclassified the operations of these facilities as discontinued operations for 2010 presented in the accompanying interim consolidated financial statements. The $177,000 net loss on lease termination primarily relates to severance, legal and other costs incurred to facilitate the transition as well as the transfer of inventory.

7.	EARNINGS (LOSS) PER COMMON SHARE

Information with respect to basic and diluted net income per common share is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss) per common share:
Per common share – basic
Income (loss) from continuing operations	$(0.17)	$0.02	$0.39	$0.29
Income (loss) from discontinued operations
Operating income, net of taxes	—	—	—	0.06
Loss on disposal, net of taxes	—	—	—	(0.03)

Discontinued operations, net of taxes	—	—	—	0.03

Net income (loss)	$(0.17)	$0.02	$0.39	$0.32

Per common share – diluted
Income (loss) from continuing operations	$(0.17)	$0.02	$0.38	$0.28
Income (loss) from discontinued operations
Operating income, net of taxes	—	—	—	0.06
Loss on disposal, net of taxes	—	—	—	(0.03)

Discontinued operations, net of taxes	—	—	—	0.03

Net income (loss)	$(0.17)	$0.02	$0.38	$0.31

The effects of 154,000 and 523,000 weighted average SOSARs and options outstanding were excluded from the computation of diluted earnings per common share in 2011 and 2010, respectively, because these securities would have been anti-dilutive.

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

The Company has no equity interest in the entity constructing the new facility and does not guarantee any debt obligations of the entity. The owners of the facility have provided guarantees of the debt of the entity and, based on those guarantees, the entity is considered to be a variable interest entity (“VIE”). The Company owns the underlying Certificate of Need that is required for operation as a skilled nursing center. The Company is considered to be the primary beneficiary of the VIE based primarily on the ownership of the Certificate of Need, the fixed price purchase option described above, its ability to direct the activities that most significantly impact the economic performance of the VIE and the right to receive potentially significant benefits from the VIE.

The following table summarizes the accounts and amounts included in the Company’s Interim Consolidated Balance Sheet that are associated with the real estate developer’s interests in the VIE. These assets can be used only to settle obligations of the VIE and none of these liabilities provide creditors with recourse to the general assets of the Company.

September 30, 2011
Land	$787,000
Building and improvements	4,539,000

$5,326,000

Current liabilities	$699,000
Notes payable	3,000,000
Non-controlling interests equity	1,627,000

$5,326,000

9.	RECENT ACCOUNTING GUIDANCE

In June 2011, the FASB issued updated guidance in the form of a FASB Accounting Standards Update on “Comprehensive Income - Presentation of Comprehensive Income,” to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The update eliminates the option to present the components of other comprehensive income as part of the statement of equity. The Company will adopt this guidance effective January 1, 2012 and will apply it retrospectively. The Company currently believes there will be no significant impact on its consolidated financial statements.

In July 2011, the FASB issued updated guidance in the form of a FASB Accounting Standards Update on “Health Care Entities: Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities”. This guidance impacts health care entities that recognize significant amounts of patient service revenue at the time the services are rendered even though they do not assess the patient’s ability to pay. This updated guidance requires an impacted health care entity to present its provision for doubtful accounts as a deduction from revenue, similar to contractual discounts. Accordingly, patient service revenue for entities subject to this updated guidance will be required to be reported net of both contractual discounts and provision for doubtful accounts. The updated guidance also requires certain qualitative disclosures about the entity’s policy for recognizing revenue and bad debt expense for patient service transactions. The Company will adopt this guidance effective January 1, 2012 and will apply it retrospectively. The Company is currently assessing the potential impact of the adoption and believes the adoption will not have a material impact on the Company’s consolidated financial statements.

10.	CHANGES IN COMPANY EXECUTIVES

William R. Council, III resigned as Chief Executive Officer and Director of the Company, effective September 30, 2011. In connection with his resignation, the Company and Mr. Council entered into a separation agreement effective September 30, 2011 for the severance under the terms of Mr. Council’s employment agreement. The Company recorded $1,258,000 in severance and other expenses in the third quarter of 2011 related to Mr. Council’s departure in accordance with his employment agreement, most of which will be paid on March 31, 2012. The Company and Mr. Council also entered into a six month consulting agreement effective October 1, 2011 to facilitate the transition of management. Under the consulting agreement, Mr. Council will receive $36,800 per month through March 2012. On September 16, 2011, the Board of Directors appointed the Company’s Chief Operating Officer, Kelly J. Gill, as President of the Company and on November 4, 2011 promoted Mr. Gill to Chief Executive Officer of the Company and appointed him to the Board of Directors.

11.	ASSET IMPAIRMENT

The Company routinely evaluates the recoverability of the carrying value of its long-lived assets, including when significant adverse changes in the general economic conditions and significant deteriorations of the underlying cash flows or fair values of the property indicate that the carrying amount of the property may not be recoverable. The need to recognize impairment is based on estimated future undiscounted cash flows from a property compared to the carrying value of that property. On July 29, 2011, the Centers for Medicare & Medicaid Services (“CMS”) issued its final rule for skilled nursing facilities effective October 1, 2011, reducing Medicare reimbursement rates for skilled nursing facilities by 11.1% and also making changes to rehabilitation therapy regulations which will have a negative effect on the Company’s revenue and costs in Medicare’s fiscal year ending September 30, 2012 as compared to Medicare’s fiscal year ended September 30, 2011. As a result of this negative impact, an interim impairment analysis was conducted as of August 31, 2011.

As of August 31, 2011, the Company determined that the carrying value of the long-lived assets of one of its leased nursing centers exceeded the fair value. As a result, the Company recorded a fixed asset impairment charge as of and for the period ended September 30, 2011 of $344,000 to reduce the carrying value of these assets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Advocat Inc. provides long-term care services to nursing center patients in eight states, primarily in the Southeast and Southwest. Our centers provide a range of health care services to their patients and residents. In addition to the nursing, personal care and social services usually provided in long-term care centers, we offer a variety of comprehensive rehabilitation services as well as nutritional support services. As of September 30, 2011, our continuing operations consist of 46 nursing centers with 5,364 licensed nursing beds. We own 9 and lease 37 of our nursing centers included in continuing operations.

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

The following table sets forth net patient and resident revenues related to our continuing operations by payor source for the periods presented (dollar amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
Medicaid	$39,857	49.4%	$39,630	54.3%	$115,512	48.8%	$115,636	53.9%
Medicare	28,091	34.8	21,809	29.9	83,339	35.2	65,275	30.4
Managed care	3,234	4.0	1,825	2.5	9,375	4.0	6,052	2.8
Private Pay and other	9,462	11.8	9,732	13.3	28,720	12.0	27,677	12.9

Total	$80,644	100.0%	$72,996	100.0%	$236,946	100.0%	$214,640	100.0%

The following table sets forth average daily skilled nursing census by payor source for our continuing operations for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011		2010
Medicaid	2,828	67.9%	2,901	68.7%	2,793	67.3%	2,890	68.9%
Medicare	577	13.9	541	12.8	594	14.3	551	13.1
Managed care	83	2.0	48	1.1	80	1.9	56	1.3
Private Pay and other	673	16.2	733	17.4	684	16.5	699	16.7

Total	4,161	100.0%	4,223	100.0%	4,151	100.0%	4,196	100.0%

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

Medicare

Effective October 1, 2010, Medicare rates were increased by the Centers for Medicare & Medicaid Services (“CMS”) implementation of a market basket adjustment and the implementation of MDS 3.0 and Resource Utilization Group IV (“RUG IV”). The net impact of the market basket adjustment increased Medicare reimbursement to skilled nursing centers by approximately 1.7% compared to the fiscal year ending September 30, 2010. CMS also implemented MDS 3.0, a new patient assessment tool for the collection of clinical data to be used for classification into the RUG categories for all

Medicare patients and those Medicaid patients in RUG-based reimbursement states. In addition to the patient assessment tool, CMS expanded RUG categories to 66 under RUG IV up from 53 under RUG III. As discussed in our results of operations, these Medicare reimbursement changes increased our Medicare revenue and our Medicare rate per patient day. The new regulations have also resulted in an increase in costs to complete the patient assessments required by these new rules.

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

We receive the majority of our annual Medicaid rate increases during the third quarter of each year. The rate changes received in the third quarter of 2011 were the primary contributor to our 3.6% increase in average rate per day for Medicaid patients in the third quarter of 2011 compared to the third quarter of 2010.

We are unable to predict what, if any, reform proposals or reimbursement limitations will be implemented in the future, or the effect such changes would have on our operations. For the nine months ended September 30, 2011, we derived 35.2% and 48.8% of our total patient and resident revenues related to continuing operations from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on our profitability.

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

Contractual Obligations and Commercial Commitments

We have certain contractual obligations of continuing operations as of September 30, 2011, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	After 5 Years
Long-term debt obligations (1)	$33,795	$2,372	$4,625	$26,798	$—
Settlement obligations (2)	$4,075	$4,075	$—	$—	$—
Executive severance (3)	$1,903	$1,903	$—	$—	$—
Series C Preferred Stock (4)	$4,918	$4,918	$—	$—	$—
Elimination of Preferred Stock Conversion feature (5)	$4,808	$687	$1,374	$1,374	$1,373
Operating leases	$450,735	$18,199	$38,478	$40,194	$353,864
Required capital expenditures under operating leases (6)	$15,898	$273	$545	$545	$14,535

Total	$516,132	$32,427	$45,022	$68,911	$369,772

(1)	Long-term debt obligations include scheduled future payments of principal and interest of long-term debt and amounts outstanding on our capital lease obligations.
(2)	Settlement obligations relate to professional liability cases that will be paid within the next twelve months. The professional liabilities are included in our current portion of self insurance reserves.
(3)	Executive severance includes separation payments to a former executive that will be paid within the next twelve months. The separation payments are included in our accrued payroll and employee benefits.
(4)	Series C Preferred Stock equals the redemption value at the preferred shareholder’s earliest redemption date.
(5)	Payments to Omega for the elimination of the preferred stock conversion feature in connection with restructuring the preferred stock and master lease agreements. Monthly payments of approximately $57,000 will be made through the end of the initial lease period that ends in September 2018.
(6)	Includes annual expenditure requirements under operating leases.

We have employment agreements with certain members of management that provide for the payment to these members amounts equal to their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change of control of the Company (as defined). Other than Mr. Council’s payments described below, the maximum contingent liability under these agreements is approximately $1.2 million as of September 30, 2011. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by us or the employee. In addition, upon the occurrence of any triggering event, those certain members of management may elect to require that we purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of our common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of our stock on September 30, 2011, the maximum contingent liability for the repurchase of the equity grants is approximately $0.2 million. No amounts have been accrued for these contingent liabilities for members of management we currently employ.

William R. Council, III resigned as Chief Executive Officer and Director of the Company, effective September 30, 2011. In connection with his resignation, we recorded approximately $1,258,000 in severance and other expenses in the third quarter of 2011 related to Mr. Council’s departure in accordance with his employment agreement.

Results of Operations

The results of operations presented have been reclassified to present the effects of certain divestitures discussed in the overview to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following tables present the unaudited interim statements of income and related data for the three and nine month periods ended September 30, 2011 and 2010:

(in thousands)	Three Months Ended September 30,
	2011	2010	Change	%
PATIENT REVENUES, net	$80,644	$72,996	$7,648	10.5

EXPENSES:
Operating	61,871	58,534	3,337	5.7
Lease	5,737	5,661	76	1.3
Professional liability	4,610	1,684	2,926	173.8
General and administrative	7,185	4,954	2,231	45.0
Depreciation and amortization	1,636	1,453	183	12.6
Asset impairment	344	—	344	100.0

Total expenses	81,383	72,286	9,097	12.6

OPERATING INCOME (LOSS)	(739)	710	(1,449)	(204.1)

OTHER INCOME (EXPENSE):
Interest expense, net	(683)	(413)	(270)	(65.4)

	(683)	(413)	(270)	(65.4)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,422)	297	(1,719)	(578.8)
(PROVISION) BENEFIT FOR INCOME TAXES	549	(68)	617	907.4

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$(873)	$229	$(1,102)	$(481.2)

(in thousands)	Nine Months Ended September 30,
	2011	2010	Change	%
PATIENT REVENUES, net	$236,946	$214,640	$22,306	10.4

EXPENSES:
Operating	182,470	170,324	12,146	7.1
Lease	17,178	16,899	279	1.7
Professional liability	7,382	4,095	3,287	80.3
General and administrative	19,363	14,719	4,644	31.6
Depreciation and amortization	4,757	4,301	456	10.6
Asset impairment	344	—	344	100.0

Total expenses	231,494	210,338	21,156	10.1

OPERATING INCOME	5,452	4,302	1,150	26.7

OTHER INCOME (EXPENSE):
Interest expense, net	(1,716)	(1,224)	(492)	(40.2)
Debt retirement costs	(112)	(127)	15	11.8

	(1,828)	(1,351)	(477)	(35.3)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,624	2,951	673	22.8
PROVISION FOR INCOME TAXES	(1,112)	(1,028)	(84)	(8.2)

NET INCOME FROM CONTINUING OPERATIONS	$2,512	$1,923	$589	30.6

Percentage of Net Revenues	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
PATIENT REVENUES, net	100.0%	100.0%	100.0%	100.0%

EXPENSES:
Operating	76.7	80.2	77.0	79.4
Lease	7.1	7.7	7.2	7.9
Professional liability	5.7	2.3	3.1	1.9
General and administrative	8.9	6.8	8.2	6.8
Depreciation and amortization	2.0	2.0	2.0	2.0
Asset impairment	0.5	—	0.1	—

Total expenses	100.9	99.0	97.6	98.0

OPERATING INCOME (LOSS)	(0.9)	1.0	2.4	2.0

OTHER INCOME (EXPENSE):
Interest expense	(0.9)	(0.6)	(0.8)	(0.6)

	(0.9)	(0.6)	(0.8)	(0.6)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1.8)	0.4	1.6	1.4
(PROVISION) BENEFIT FOR INCOME TAXES	0.7	(0.1)	(0.5)	(0.5)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(1.1)%	0.3%	1.1%	0.9%

Three Months Ended September 30, 2011 Compared With Three Months Ended September 30, 2010

Patient Revenues

Patient revenues increased to $80.6 million in 2011 from $73.0 million in 2010, an increase of $7.6 million, or 10.5%.

The following table summarizes key revenue and census statistics for continuing operations for each period:

	Three Months Ended September 30,
	2011	2010
Skilled nursing occupancy	77.6%	78.7%
As a percent of total census:
Medicare census	13.9%	12.8%
Managed care census	2.0%	1.1%
As a percent of total revenues:
Medicare revenues	34.8%	29.9%
Medicaid revenues	49.4%	54.3%
Managed care revenues	4.0%	2.5%
Average rate per day:
Medicare	$473.98	$388.37
Medicaid	$153.55	$148.21
Managed care	$405.14	$394.11

Medicare census increased approximately 6.7% in 2011 and contributed approximately $1.3 million to the revenue increase experienced in the third quarter. This increase is primarily attributable to the investments we have made to improve our skilled care offerings. The average Medicare rate per patient day for 2011 increased 22.0% compared to 2010. On October 1, 2010, CMS implemented

RUG IV in connection with the MDS 3.0 patient assessment tool. RUG IV expanded RUG categories to 66 from 53 under RUG III. Also on October 1, 2010, CMS implemented a Medicare rate increase of 1.7% for the annual SNF market basket adjustment. The combined effect of these rate changes, together with changes in patient acuity levels, increased revenue by $4.5 million in the third quarter of 2011.

Medicaid average daily census was 2.5% lower in 2011, decreasing revenue by $1.0 million in the third quarter of 2011. The average Medicaid rate per patient day for 2011 increased 3.6% compared to 2010, and resulted in revenue increases of $1.4 million in 2011. This increase is the result of rate increases in certain states, partially funded by increased provider taxes, and increasing patient acuity levels. The decrease in Medicaid census reflects our focus on improving our skilled mix.

Managed care rates and census contributed approximately $1.4 million of the total revenue increase. The average managed care rate per patient day for 2011 increased 2.8% compared to 2010 and managed care average daily census increased 77%. The remaining revenue increases primarily resulted from increased Medicare Part B and private payors.

Operating expense

Operating expense increased to $61.9 million in 2011 from $58.5 million in 2010, an increase of $3.4 million, or 5.7%. The increase in operating expense is primarily attributable to cost increases associated with our increased revenue as well as investment in our operating initiatives focused on improving our skilled mix and occupancy. Operating expense decreased to 76.7% of revenue in 2011, compared to 80.2% of revenue in 2010.

The largest component of operating expense is wages, which increased to $39.2 million in 2011 from $36.3 million in 2010, an increase of $2.9 million, or 8.0%. The increase in wages was primarily due to labor costs associated with the 12.2% increase in Medicare and managed care patients, competitive labor markets in most of the areas in which we operate and regular merit and inflationary raises for personnel (increase of approximately 3.5% for the quarter). In accordance with our strategic initiatives to increase our high acuity patient care capabilities and grow our skilled mix and occupancy we have added additional registered nurses and therapists to attract and serve the needs of these patients, including approximately $1.2 million in therapy staffing costs, and $0.6 million in nursing center staffing costs to improve our ability to market and care for high acuity patients.

Provider taxes increased approximately $0.2 million in 2011, primarily due to increases in tax rates in certain states in which we operate.

Employee health insurance costs were approximately $0.5 million lower in 2011 compared to 2010, a decrease of 33.1%. The Company is self insured for the first $175,000 in claims per employee each year, and we experienced a lower level of claims costs during 2011. Employee health insurance costs can vary significantly from year to year.

During the third quarter of 2011, we concluded a review of charges under pharmacy supply contracts, and reduced operating expenses by $0.3 million after reaching an agreement with a pharmacy provider for a refund of agreed upon overcharges.

Lease expense

Lease expense was approximately $5.7 million in both 2011 and 2010.

Professional liability

Professional liability expense was $4.6 million in the third quarter of 2011 compared to $1.7 million in the third quarter of 2010, an increase of $2.9 million. We recorded expense for the third quarter of 2011 after consideration of several factors affecting our estimate of professional and general liability claims, including an analysis of claims actually reported, new lawsuits filed, lawsuits resolved, and relevant claim development data during 2011 and prior periods. We were engaged in 32 professional liability lawsuits as of September 30, 2011, compared to 34 as of September 30, 2010. Our cash expenditures for professional liability costs of continuing operations were $4.5 million and $1.3 million for 2011 and 2010, respectively. Professional liability cash expenditures can fluctuate from year to year based respectively on the results of our third-party professional liability actuarial studies and on the costs incurred in defending and settling existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.

General and administrative expense

General and administrative expenses were approximately $7.2 million in 2011, compared to $5.0 million in 2010, an increase of $2.2 million, or 45.0%. Costs of our strategic initiatives accounted for approximately $0.8 million, including compensation costs related to new positions of approximately $0.5 million and costs related to the continued implementation of electronic medical records of approximately $0.2 million, and other travel expenses of $0.1 million. Performance-based incentive expense was $0.2 million lower in 2011. We incurred approximately $1.3 million in separation costs in 2011 and experienced a $0.3 million increase in legal costs during 2011.

Depreciation and amortization

Depreciation and amortization expense was approximately $1.6 million and $1.5 million in 2011 and 2010, respectively.

Asset impairment

During the third quarter of 2011 we determined that the carrying value of the long-lived assets of one of our leased nursing centers exceeded the fair value. As a result, we recorded a fixed asset impairment charge as of and for the period ended September 30, 2011 of $0.3 million to reduce the carrying value of these assets.

Interest expense

Interest expense increased to $0.7 million in 2011 compared to $0.4 million in 2010. As discussed further in “Capital Resources” the increase in interest expense is due to the change in interest rates on our Mortgage Loan to a fixed rate of 7.07% from 4.01% at September 30, 2010, and the additional $2.4 million in borrowings for capital improvements at our owned homes.

Income (loss) from continuing operations before income taxes; income (loss) from continuing operations per common share

As a result of the above, continuing operations reported a loss before income taxes of $1.4 million in 2011 compared to income of $0.3 million in 2010. The benefit for income taxes was $0.5 million in 2011, an effective benefit rate of 38.6% and the provision for income taxes was $0.1 million in 2010, an effective expense rate of 22.9%. The basic and diluted income (loss) per common share from continuing operations were both $(0.17) in 2011 compared to $0.02 for both in 2010.

Nine Months Ended September 30, 2011 Compared With Nine Months Ended September 30, 2010

Patient Revenues

Patient revenues increased to $236.9 million in 2011 from $214.6 million in 2010, an increase of $22.3 million, or 10.4%.

The following table summarizes key revenue and census statistics for continuing operations for each period:

	Nine Months Ended September 30,
	2011	2010
Skilled nursing occupancy	77.4%	78.2%
As a percent of total census:
Medicare census	14.3%	13.1%
Managed care census	1.9%	1.3%
As a percent of total revenues:
Medicare revenues	35.2%	30.4%
Medicaid revenues	48.8%	53.9%
Managed care revenues	4.0%	2.8%
Average rate per day:
Medicare	$464.64	$390.35
Medicaid	$150.99	$146.27
Managed care	$407.45	$388.24

Medicare census increased approximately 7.8% in 2011, and contributed approximately $4.5 million to the revenue increase experienced in the nine month period. This increase is primarily attributable to the investments we have made to improve our skilled care offerings. The average Medicare rate per patient day for 2011 increased 19.0% compared to 2010. On October 1, 2010, CMS implemented RUG IV in connection with the MDS 3.0 patient assessment tool. RUG IV expanded RUG categories to 66 from 53 under RUG III. Also on October 1, 2010, CMS implemented a Medicare rate increase of 1.7% for the annual SNF market basket adjustment. The combined effect of these rate changes, together with changes in patient acuity levels, increased revenue by $12.0 million in the first nine months of 2011.

Medicaid average daily census was 3.4% lower in 2011, decreasing revenue by $3.8 million in the nine month period of 2011. The average Medicaid rate per patient day for 2011 increased 3.2% compared to 2010, and resulted in revenue increases of $3.6 million in 2011. This increase is the result of rate increases in certain states, partially funded by increased provider taxes, and increasing patient acuity levels. The decrease in Medicaid census reflects our focus on improving our skilled mix.

Managed care rates and census contributed approximately $3.1 million of the total revenue increase. The remaining revenue increases primarily resulted from increased Medicare Part B and private payors.

Operating expense

Operating expense increased to $182.5 million in 2011 from $170.3 million in 2010, an increase of $12.2 million, or 7.1%. The increase in operating expense is primarily attributable to cost increases associated with our increased revenue as well as investment in our operating initiatives focused on improving our skilled mix and occupancy. Operating expense decreased to 77.0% of revenue in 2011, compared to 79.4% of revenue in 2010.

The largest component of operating expense is wages, which increased to $113.7 million in 2011 from $104.5 million in 2010, an increase of $9.2 million, or 8.8%. The increase in wages was primarily due to labor costs associated with the 11.2% increase in Medicare and managed care patients, competitive labor markets in most of the areas in which we operate and regular merit and inflationary raises for personnel (increase of approximately 3.2% for the year). In accordance with our strategic initiatives to increase our high acuity patient care capabilities and grow our skilled mix and occupancy we have added additional registered nurses and therapists to attract and serve the needs of these patients, including approximately $3.6 million in therapy staffing costs, $1.7 million in nursing center staffing costs to improve our ability to market and care for high acuity patients and $0.7 million for increased wages that resulted from the transition to the new MDS 3.0 patient assessment tool in our facilities.

Provider taxes increased approximately $0.6 million in 2011, primarily due to increases in tax rates in certain states in which we operate.

Workers compensation insurance expense increased approximately $0.6 million in 2011 compared to 2010. The increase is the result of better claims experience in 2010 compared to 2011.

Employee health insurance costs were approximately $1.4 million lower in 2011 compared to 2010, a decrease of 26.5%. The Company is self insured for the first $175,000 in claims per employee each year, and we experienced a lower level of claims costs during 2011. Employee health insurance costs can vary significantly from year to year.

Lease expense

Lease expense increased to $17.2 million in 2011 from $16.9 million in 2010. The primary reason for the increase in lease expense was rent for lessor funded property renovations.

Professional liability

Professional liability expense was $7.4 million in 2011 compared to $4.1 million in 2010, an increase of $3.3 million. We were engaged in 32 professional liability lawsuits as of September 30, 2011, compared to 34 as of September 30, 2010. Our cash expenditures for professional liability costs of continuing operations were $6.7 million for 2011 and $3.5 million in 2010. Professional liability cash expenditures can fluctuate from year to year based respectively on the results of our third-party professional liability actuarial studies and on the costs incurred in defending and settling existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.

General and administrative expense

General and administrative expenses were approximately $19.4 million in 2011, compared to $14.7 million in 2010, an increase of $4.7 million, or 31.6%. Costs of our strategic initiatives accounted for approximately $2.2 million, including compensation costs related to new positions of approximately $1.1 million, costs related to the continued implementation of electronic medical records of approximately $0.5 million, increased travel costs of $0.2 million, consulting services costs of $0.1 million and hiring and relocation cost increases of $0.3 million. Performance-based incentive expense was $0.1 million higher in 2011. We also experienced an increase of approximately $1.0 million in separation costs and experienced a $0.4 million increase in legal costs during 2011.

Depreciation and amortization

Depreciation and amortization expense was approximately $4.8 million and $4.3 million in 2011 and 2010, respectively.

Asset impairment

During the third quarter of 2011 we determined that the carrying value of the long-lived assets of one of our leased nursing centers exceeded the fair value. As a result, we recorded a fixed asset impairment charge as of and for the period ended September 30, 2011 of $0.3 million to reduce the carrying value of these assets.

Interest expense

Interest expense increased to $1.7 million in 2011 compared to $1.2 million in 2010. As discussed further in “Capital Resources” the increase in interest expense is due to the change in interest rates on our Mortgage Loan to a fixed rate of 7.07% from 4.01% at September 30, 2010 and the additional $2.4 million in borrowings for capital improvements at our owned homes.

Income from continuing operations before income taxes; income from continuing operations per common share

As a result of the above, continuing operations reported income before income taxes of $3.6 million in 2011 compared to income of $3.0 million in 2010. The provision for income taxes was $1.1 million in 2011, an effective rate of 30.7% and $1.0 million in 2010, an effective rate of 34.8%. The basic and diluted income per common share from continuing operations were $0.39 and $0.38 in 2011 compared to $0.29 and $0.28 in 2010.

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

Net cash provided by operating activities of continuing operations totaled $9.8 million and $6.4 million in 2011 and 2010, respectively. Operating activities of discontinued operations provided cash of $0.6 million and $1.1 million in 2011 and 2010, respectively.

Investing activities of continuing operations used cash of $11.1 million and $4.4 million in 2011 and 2010, respectively. These amounts primarily represent cash used for purchases of property and equipment. We have used between $6.4 million and $9.4 million for capital expenditures of continuing operations in each of the three calendar years ended December 31, 2010. The $9.3 million in purchases of property and equipment during 2011 includes $3.7 million in assets added by the entity constructing the West Virginia facility that we are consolidating. We borrowed $2.4 million in our March 2011 mortgage refinancing to fund capital improvements at the four owned nursing centers that secure the mortgage loan, and have classified the unused portion of these funds as restricted cash. Investing activities of discontinued operations used cash of $45,000 during 2010.

Financing activities of continuing operations used cash of $0.4 million in 2011 and $2.3 million in 2010. Net cash used in 2011 primarily resulted from payment and refinancing of existing mortgage obligations of $20.6 million and paying $0.8 million in financing costs in connection with the new mortgage loan under which we borrowed $23.0 million, including approximately $2.4 million to fund capital improvements at our owned centers. We also paid the remaining $3.5 million outstanding on our revolving line of credit during 2011. Increased debt of $3.0 million was added by the entity constructing the West Virginia facility that we are consolidating. Net cash used in 2010 primarily resulted from payment and refinancing of existing debt obligations of $4.1 million and paying $0.5 million in financing costs in connection with the new revolving credit facility under which we borrowed $3.5 million. Financing activities reflect a total of $1.2 million in 2011 and $1.1 million in 2010 for common and preferred stock dividends.

Our cash expenditures related to self-insured professional liability costs from continuing operations were $6.7 million and $3.5 million for the nine months ended September 30, 2011 and 2010, respectively. In October 2011, we agreed to settle five pending professional liability cases for a total of $3.2 million, none of which is expected to be paid from insurance proceeds. These settlements are expected to be paid in installments beginning in the fourth quarter of 2011 and extending through 2012. Although we work diligently to limit the cash required to settle and defend professional liability claims, a significant judgment entered against us in one or more legal actions could have a material adverse impact on our cash flows and could result in our being unable to meet all of our cash needs as they become due.

Electronic Medical Records

During 2010, we developed a plan to introduce EMR to all our facilities. We have fully implemented EMR in 31 of our nursing centers and implemented at least one of three phases of EMR in all but two of our 46 nursing centers as of September 30, 2011. We expect to complete our EMR implementation plan during December 2011. It is anticipated that our investment in EMR will provide operational improvements through automation of record keeping and improvement in clinical records quality. Through September 30, 2011, we have capitalized $3.3 million related to our EMR initiative and expensed $1.3 million for training costs since we began this implementation. During the nine months ended September 30, 2011, we capitalized $1.5 million related to the EMR initiative and expensed $0.8 million in training costs. We expect to have total training expenses during 2010 and 2011 related to implementing our electronic medical record system of between $1.6 million and $1.7 million and total capital expenditures during this period of approximately $3.5 million.

Dividends

On November 4, 2011, the Board of Directors declared a quarterly dividend on common shares of $0.055 per share. We first began paying a quarterly common dividend in August 2009. While the Board of Directors intends to pay quarterly dividends, the Board will make the determination of the amount of future cash dividends, if any, to be declared and paid based on, among other things, our financial condition, funds from operations, the level of our capital expenditures and our future business prospects and opportunities.

Preferred Stock

At September 30, 2011, we have outstanding 5,000 shares of Series C Redeemable Preferred Stock (“Preferred Stock”) that has a stated value of approximately $4.9 million which pays an annual dividend rate of 7% of its stated value. Dividends on the Preferred Stock are paid quarterly in cash. The Preferred Stock was issued to Omega in 2006 and is not convertible, but has been redeemable at its stated value at Omega’s option since September 30, 2010, and since September 30, 2007, has been redeemable at its stated value at our option. Redemption under our option or Omega’s is subject to certain limitations. We believe we have adequate resources to redeem the Preferred Stock if Omega were to elect to redeem it.

Professional Liability

For claims made after March 9, 2001, we have purchased professional liability insurance coverage for our nursing centers that, based on historical claims experience, is likely to be substantially less than the amount required to satisfy claims that were incurred. We have essentially exhausted all of our general and professional liability insurance coverage for claims first asserted prior to July 1, 2011.

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

As of September 30, 2011, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred but unreported claims of $17.2 million. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.

Capital Resources

As of September 30, 2011, we had $26.6 million of outstanding long term debt and capital lease obligations. The $26.6 million total includes $0.7 million in capital lease obligations and $3.0 million in a construction loan for the nursing center under construction in West Virginia. The balance of the long term debt is comprised of $22.9 million owed on our mortgage loan.

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

The new agreement extended the maturity of our $15 million revolving credit facility from March 2013 to March 2016. As amended, the Revolver has an interest rate of LIBOR plus 4.5%. The Revolver is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions. As of September 30, 2011, we have no borrowings outstanding under the revolving credit facility. Annual fees for letters of credit issued under this revolver are 3.0% of the amount outstanding. We have a letter of credit of $4.6 million to serve as a security deposit for our leases. Considering the balance of eligible accounts receivable at September 30, 2011, the letter of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $15.0 million, the balance available for borrowing under the revolving credit facility is approximately $10.4 million. The Mortgage Loan and the Revolver are cross-collateralized.

Our lending agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and debt service coverage ratios. We are in compliance with all such covenants at September 30, 2011.

Our calculated compliance with financial covenants is presented below:

	Requirement		Level at September 30, 2011
Minimum fixed charge coverage ratio		>1.05:1.00	1.19:1.00
Minimum adjusted EBITDA	>$	10.0 million	$16.0 million
EBITDAR (mortgaged facilities)	>$	3.3 million	$5.3 million

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

Capitalized Lease Obligations

During the third quarter of 2011, we entered into a lease agreement to finance the purchase of certain equipment required for the implementation of EMR in our nursing centers. We determined the lease was capital in nature and haves recorded both the asset and capitalized lease obligation of $0.5 million as of September 30, 2011.

In October 2011, we completed a sale and leaseback transaction for certain equipment purchased in the implementation of EMR in our nursing centers. The lease transaction, involving $1.2 million in assets we purchased during 2010 and 2011, is capital in nature, and we will record the cash from the sale and the capitalized lease obligation under the financing during the fourth quarter of 2011. The lease agreement provides a three year term.

Lease Agreement – West Virginia Nursing Center

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

Center Renovations

During 2005, we began an initiative to complete strategic renovations of certain facilities to improve occupancy, quality of care and profitability. We developed a plan to begin with those facilities with the greatest potential for benefit and began the renovation program during the third quarter of 2005. As of September 30, 2011, we have completed renovations at fifteen facilities and currently expect to complete four other projects over the next several months in late 2011 and early 2012.

A total of $23.2 million has been spent on these renovation programs to date, with $15.9 million financed through Omega, $6.1 million financed with internally generated cash, and $1.2 million financed with long-term debt.

For the fifteen facilities with renovations completed as of the beginning of the third quarter 2011 compared to the last twelve months prior to the commencement of renovation, average occupancy increased from 69.8% to 77.7% and Medicare average daily census increased from a total of 177 to 210 for the period ended September 30, 2011.

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

Resignation of Chief Executive Officer

William R. Council, III resigned as Chief Executive Officer and Director of the Company effective September 30, 2011. In connection with his resignation, the Company and Mr. Council entered into a separation agreement effective September 30, 2011 for the severance under the terms of Mr. Council’s employment agreement. The Company and Mr. Council also entered into a six month consulting agreement effective October 1, 2011, to facilitate the transition of management. Pursuant to the consulting agreement, Mr. Council will receive $36,800 per month through March 2012. Our cash expenditures related to the separation and consulting agreements will be approximately $0.3 million in the fourth quarter of 2011 and $1.6 million in the first quarter of 2012.

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

Accounts receivable attributable to patient services of continuing operations totaled $28.6 million at September 30, 2011 compared to $26.7 million at December 31, 2010, representing approximately 33 days and 34 days revenue in accounts receivable, respectively.

The allowance for bad debt was $3.0 million and $2.8 million at September 30, 2011 and December 31, 2010, respectively. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.

Inflation

Based on contract pricing for food and other supplies and recent market conditions, we expect cost increases in 2011 to be higher than the increases in 2010. We expect salary and wage increases for our skilled health care providers to continue to be higher than average salary and wage increases, as is common in the health care industry.

Off-Balance Sheet Arrangements

We have a letter of credit outstanding of approximately $4.6 million as of September 30, 2011, which serves as a security deposit for our facility lease with Omega. The letter of credit was issued under our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility.

Forward-Looking Statements

The foregoing discussion and analysis provides information deemed by management to be relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read in conjunction with our consolidated financial statements included herein. Certain statements made by or on behalf of us, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those contemplated by the forward-looking statements made herein. In addition to any assumptions and other factors referred to specifically in connection with such statements, other factors, many of which are beyond our ability to control or predict, could cause our actual results to differ materially from the results expressed or implied in any forward-looking statements including, but not limited to, our ability to successfully construct and operate the new nursing center in West Virginia, our ability to increase census at our renovated facilities, changes in governmental reimbursement, including the impact of the CMS final rule that is expected to result in an 11.1% reduction in Medicare reimbursement as of October 2011 and our ability to mitigate the impact of the reduction, government regulation, the impact of the recently adopted federal health care reform or any future health care reform, any increases in the cost of borrowing under our credit agreements, our ability to comply with covenants contained in those credit agreements, the outcome of professional liability lawsuits and claims, our ability to control ultimate professional liability costs, the accuracy of our estimate of our anticipated professional liability expense, the impact of future licensing surveys, the outcome of proceedings alleging violations of laws and regulations governing quality of care or violations of other laws and regulations applicable to our business, costs and impacts associated with the implementation of our electronic medical records plan, the costs of investing in our business initiatives and development, our ability to control costs, changes to our valuation of deferred tax assets, changes in occupancy rates in our facilities, changing economic and competitive conditions, changes in anticipated revenue and cost growth, changes in the anticipated results of operations, the effect of changes in accounting policies as well as others. Investors also should refer to the risks identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as risks identified in “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010 for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the Company’s business plans and prospects. Such cautionary statements identify important factors that could cause our actual results to materially differ from those projected in forward-looking statements. In addition, we disclaim any intent or obligation to update these forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of September 30, 2011, we had outstanding borrowings of approximately $22.9 million that were subject to variable interest rates. In connection with our March 2011 financing agreement, we entered into an interest rate swap with respect to the mortgage loan to mitigate the floating interest rate risk of such borrowing. Therefore, we have no outstanding borrowings subject to variable interest rate risk after the March 1, 2011 refinancing transaction.

ITEM 4.	CONTROLS AND PROCEDURES

Advocat, with the participation of our principal executive and financial officers has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2011. Based on this evaluation, the principal executive and financial officers have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that has occurred during our fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2011, we are engaged in 32 professional liability lawsuits. Five lawsuits are currently scheduled for trial or mediation during the next eleven months and it is expected that additional cases will be set for trial. Our cash expenditures for professional liability costs of continuing operations were $4.5 million in the third quarter of 2011, which included the settlement of nine professional liability cases in July 2011 for a total of $4.6 million, of which $0.7 million is expected to be paid from insurance proceeds. The majority of our portion of these settlements was paid during the third quarter of 2011. In October 2011, we agreed to settle five of these outstanding professional liability cases for a total of $3.2 million. These settlements are expected to be paid in quarterly installments beginning in the fourth quarter of 2011 and extending through 2012. In addition to the settlement payments described above, we will have additional cash expenditures in the ordinary course of business for other settlements and self-insured professional liability costs throughout the year. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.

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

ADVOCAT INC.
November 7, 2011

	By:	/s/ Kelly J. Gill
Kelly J. Gill
President and Chief Executive Officer,
Principal Executive Officer and
An Officer Duly Authorized to Sign on Behalf of the Registrant

By:	/s/ L. Glynn Riddle, Jr.
L. Glynn Riddle, Jr.
Executive Vice President and Chief Financial Officer, Secretary,
Principal Accounting Officer and
An Officer Duly Authorized to Sign on Behalf of the Registrant

Exhibit Number	Description of Exhibits

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-76150 on Form S-1).

3.2	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.5 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 33-76150 on Form S-1).

3.4	Bylaw Amendment adopted November 5, 2007 (incorporated by reference to Exhibit 3.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2007).

3.5	Amendment to Certificate of Incorporation dated March 23, 1995 (incorporated by reference to Exhibit A of Exhibit 1 to the Company’s Form 8-A filed March 30, 1995).

3.6	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.4 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company’s Registration Statement No. 33-76150 on Form S-1).

4.2	Amended and Restated Rights Agreement dated as of December 7, 1998 (incorporated by reference to Exhibit 1 to Form 8-A/A filed December 7, 1998).

4.3	Amendment No. 1 to the Amended and Restated Rights Agreement, dated March 19, 2005, by and between Advocat Inc. and SunTrust Bank, as Rights Agent (incorporated by reference to Exhibit 2 to Form 8-A/A filed on March 24, 2005).

4.4	Second Amendment to the Amended and Restated Rights Agreement, dated August 15, 2008, by and between Advocat Inc. and ComputerShare Trust Company, N.A., as successor to SunTrust Bank (incorporated by reference to Exhibit 3 to Form 8-A/A filed on August 18, 2008).

4.5	Third Amendment to Amended and Restated Rights Agreement, dated August 14, 2009, between Advocat, Inc. and Computershare Trust Company, N.A, as successor to SunTrust Bank, (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A/A filed on August 14, 2009).

*10.1	Separation Agreement dated September 27, 2011 between William R. Council, III and Advocat Inc.

*10.2	Consulting Agreement dated October 1, 2011 between William R. Council, III and Advocat Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.