Form 10-K
period 2011-12-31
ADVOCAT INC
filed 2012-03-07
CIK 919956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

The aggregate market value of Common Stock held by non-affiliates on June 30, 2011 (based on the closing price of such shares on the NASDAQ Capital Market) was approximately $17,238,000. For purposes of the foregoing calculation only, all directors, named executive officers and persons known to the registrant to be holders of 5% or more of the registrant’s Common Stock have been deemed affiliates of the registrant.

On February 17, 2012, 5,824,774 shares of the registrant’s $0.01 par value Common Stock were outstanding.

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

Operating and Growth Strategy.

Our operating objective is to be the provider of choice of health care and related services to the elderly in the communities in which we operate. Our strategic operations development plan focuses on (i) providing a broad range of cost-effective elder care services; (ii) improving skilled mix in our nursing centers; and (iii) clustering our operations on a regional basis. Interwoven into our objectives and operating strategy is our mission:

•	Committed to Compassion

•	Striving for Excellence

•	Serving Responsibly

•	Increasing Shareholder Value

Strategic operating initiatives. Our key strategic operating initiatives include improving skilled mix in our nursing centers by enhancing our registered nurse coverage and adding specialized clinical care. The investments in nursing and clinical care were conducted in concert with additional investments in nursing center based marketing representatives to develop referral and managed care relationships. These investments have attracted and are expected to continue to attract quality payor sources for patients covered by Medicare, managed care as well as certain private pay individuals. These marketing and nurse coverage efforts have already enabled us to improve our Medicare rate by bringing in additional referrals of higher acuity patients.

Another strategic operating initiative was to implement Electronic Medical Records (“EMR”). See description of EMR implementation below. We completed the implementation of Electronic Medical Records in all our nursing centers in December 2011.

As part of our strategic operating initiatives we have accelerated our program for improving our physical plants. Since 2005, we have been completing strategic renovations of certain facilities that improve quality of care and profitability. We plan to continue these nursing center renovation projects and accelerate this strategy using the knowledge obtained in the first few years of this program. Our strategic operating initiatives will also include pursuing and investigating opportunities to acquire, lease or develop new facilities, focusing primarily on opportunities within our existing areas of operation.

We are incurring expenses in connection with these initiatives, as described in “Results of Operations.” These investments in business initiatives have increased our operating expenses during 2011 and the latter portion of 2010 and we expect to see additional costs over the next year. We have already experienced increased acuity and rate per day which have contributed to our increase in revenue in 2011. We expect to continue this trend in the future.

To achieve our objective we:

Provide a broad range of cost-effective services. Our objective is to provide a variety of services to meet the needs of the elderly requiring skilled nursing care. Our service offerings currently include skilled nursing, comprehensive rehabilitation services, programming for Life Steps and Lighthouse units (described below) and other specialty programming. By addressing varying levels of acuity, we work to meet the needs of the elderly population we serve. We seek to establish a reputation as the provider of choice in each of our markets. Furthermore, we believe we are able to deliver quality services cost-effectively, compared to other healthcare providers along the spectrum of care, thereby expanding the elderly population base that can benefit from our services.

Improve skilled mix in our nursing centers. By enhancing our registered nurse coverage and adding specialized clinical care, we believe we can improve skilled mix and reimbursement. The investments in nursing and clinical care are being conducted in concert with additional investments in nursing center based marketing representatives to develop referral and managed care relationships. These investments will better attract quality payor sources for patients covered by Medicare, Managed Care (including Health Maintenance Organizations (“HMO’s”) and Medicare replacement payors) as well as certain private pay individuals. We will also continue our program for the renovation and improvement of our nursing centers to attract and retain patients.

Cluster operations on a regional basis. We have developed regional concentrations of operations in order to achieve operating efficiencies, generate economies of scale and capitalize on marketing opportunities created by having multiple operations in a regional market area.

Key elements of our growth strategy are to:

Increase revenues and profitability at existing facilities. Our strategy includes increasing center revenues and profitability through improving quality payor mix, providing an increasing level of higher acuity care, obtaining appropriate reimbursement for the care we provide, containing costs and providing high quality patient care. In addition to our nursing center renovation program, ongoing investments are being made in expanded nursing and clinical care. We continue to enhance nursing center based marketing initiatives to promote higher occupancy levels and improved skilled mix at our nursing centers.

Improve physical plants. Our nursing centers have an average age of approximately 32 years as of December 31, 2011. During 2005, we began an initiative to complete strategic renovations of certain facilities to improve occupancy, quality of care and profitability. We developed a plan to identify those facilities with the greatest potential for benefit and began the renovation program during the third quarter of 2005. Major renovations result in significant cosmetic upgrades, including new flooring, wall coverings, lighting, ceilings and furniture throughout the nursing center. Renovations also usually include certain external work to improve curb appeal, such as concrete work, landscaping, roof and signage enhancements. Many of our renovation projects will include adding functionality and space for our rehabilitation therapy offerings.

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

Implement Electronic Medical Records. We completed the implementation of EMR in all our nursing centers in December 2011. We believe EMR improves operations, profitability and our Continuous Quality Improvement program. EMR provides the ability to electronically record the care provided to our patients and has improved customer and employee satisfaction, improved nursing center regulatory compliance and provides real-time monitoring and scheduling of care delivery. It is anticipated that the improved documentation of care will also provide greater tracking and capture of services we provide to patients.

Acquisition, leasing and development of new centers. We continue to pursue and investigate opportunities to acquire, lease or develop new facilities, focusing primarily on opportunities that can leverage our existing infrastructure.

Nursing Centers and Services.

Advocat provides a broad range of long-term care services to the elderly including skilled nursing, ancillary health care services and assisted living. In addition to the nursing and social services usually provided in long-term care centers, we offer a variety of rehabilitative, nutritional, respiratory, and other specialized ancillary services. As of December 31, 2011, we operate 47 nursing centers containing 5,445 licensed nursing beds.

Our nursing centers range in size from 48 to 320 licensed nursing beds. The following table summarizes certain information with respect to the nursing centers we own or lease as of December 31, 2011:

	Number of Centers	Licensed Nursing Beds (1)	Available Nursing Beds (1)
Operating Locations:
Alabama	6	711	704
Arkansas	12	1,311	1,157
Florida	1	79	79
Kentucky	6	489	485
Ohio	1	139	110
Tennessee	5	617	576
Texas	13	1,859	1,673
West Virginia	3	240	240

	47	5,445	5,024

Classification:
Owned	9	936	846
Leased	38	4,509	4,178

Total	47	5,445	5,024

(1)

The number of Licensed Nursing Beds is based on the licensed capacity of the nursing center. The Company reports its occupancy based on licensed nursing beds. The number of Available Nursing Beds represents Licensed Nursing Beds reduced by beds removed from service. Available Nursing Beds is subject to change based upon the needs of the facilities, including configuration of patient rooms, common usage areas and offices, status of beds (private, semi-private, ward, etc.) and renovations.

Our nursing centers provide skilled nursing health care services, including room and board, nutrition services, recreational therapy, social services, housekeeping and laundry services. Our nursing centers dispense medications prescribed by the patients’ physicians, and a plan of care is developed by professional nursing staff for each patient. We also provide for the delivery of ancillary medical services at the nursing centers we operate. These specialty services include rehabilitation therapy services, such as audiology, speech, occupational and physical therapies, which are provided through licensed therapists and registered nurses, and the provision of medical supplies, nutritional support, infusion therapies and related clinical services. The majority of these services are provided using our internal resources and clinicians.

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

Lighthouse Unit. Twenty-two of our nursing centers have Lighthouse Units, our designation for advanced care for dementia related disorders including Alzheimer’s disease. The goal of the units is to provide a safe, homelike and supportive environment for cognitively impaired patients, utilizing an interdisciplinary team approach. Family and community involvement compliment structured programming in the secure environment instrumental in fostering as much patient independence as possible despite diminished capacity.

Enhanced Therapy Services. We have complimented our traditional therapy services with programs that provide electrotherapy, ultrasound and shortwave diathermy therapy treatments that promote pain management, wound healing, continence improvement and contractures management, improving the results of therapy treatments for our patients. We currently offer these treatment programs in all 47 of our facilities.

Other Specialty Programming. We implement other specialty programming based on a center’s specific needs. We have developed one adult day care center on the campus of a nursing center. We have developed specialty programming for bariatric patients (generally, patients weighing more than 350 pounds). These individuals have unique psychosocial and equipment needs.

Continuous Quality Improvement. We have in place a Continuous Quality Improvement (“CQI”) program, which is focused on identifying opportunities for improvement of all aspects of the care provided in a center, as well as overseeing the initiation and effectiveness of interventions. The CQI program was designed to support and drive nursing center efforts to meet accreditation standards and to exceed state and federal government regulations. We conduct monthly audits to monitor adherence to the standards of care established by the CQI program at each center which we operate. The center administrator, with assistance from regional nursing personnel, is primarily responsible for adherence to our quality improvement standards. In that regard, the annual operational objectives established by each center administrator include specific objectives with respect to quality of care. Performance of these objectives is evaluated quarterly by the regional vice president or manager and each center administrator’s incentive compensation is based, in part, on the achievement of the specified quality objectives. A major component of our CQI program is employee empowerment initiatives, with particular emphasis placed on selection, recruitment, retention and recognition programs. Our administrators and managers include employee retention and turnover goals in the annual center, regional and personal objectives. We also have established a quality improvement committee consisting of nursing representatives from each region and our corporate quality personnel. This committee periodically reviews our quality improvement programs and conducts center audits.

Implement Electronic Medical Records. We completed implementation of EMR in our nursing centers in December 2011. EMR improves our ability to accurately record the care provided to our patients and quickly respond to areas of need. EMR improves customer and employee satisfaction, nursing center regulatory compliance and provides real-time monitoring and scheduling of care delivery. We believe our EMR system supports our quality initiatives and positions us for higher acuity service offerings. Our EMR system includes three primary components:

•

Tracking Activities of Daily Living (“ADLs”). ADLs are the routine functions that each person must perform on a daily basis including, but not limited to, getting dressed, bathing, and eating. The ADL tracking allows us to improve the documentation of the activities of our nursing, dietary and housekeeping staff in assisting with ADLs quickly, efficiently and electronically.

•

Nursing Notes. Nursing notes are an important component of our medical records. Licensed nursing professionals make notes on the care and condition of each patient. The EMR system has a module for nursing notes and results in improved capture, monitoring and review of patient records.

•	Medications. Our patients often receive a number of daily medications. This module assists with tracking the required medications and documenting the administration of those medications.

For all three modules, the EMR system provides a dashboard that can be reviewed at a number of kiosks throughout the nursing center, allowing our staff to securely access a list of upcoming patient care tasks and providing our supervisors a tool to help manage and monitor staff performance. We believe the EMR system provides better support and improves the quality of care for our patients. Our deployment schedule resulted in full EMR in 8 centers and ADL tracking in 13 others during 2010 and the remaining implementations were completed during 2011, at a rate of approximately five to six centers every two months. We invested approximately $110,000 per nursing center to deploy EMR in all our buildings.

Organization. Our long-term care facilities are currently organized into four regions, each of which is supervised by a regional vice president. The regional vice president is generally supported by specialists in several functions, including nursing, human resources, marketing, accounts receivable management and administration, all of whom are employed by us. The day-to-day operations of each of our nursing centers are led by an on-site, licensed administrator. The administrator of each nursing center is supported by other professional personnel, including a medical director, who assists in the medical management of the nursing center, and a director of nursing, who supervises a staff of registered nurses, licensed practical nurses and nurse aides. Other personnel include those providing therapy, dietary, activities and social service, housekeeping, laundry and maintenance and office services. The majority of personnel at our facilities, including the administrators, are our employees.

Marketing.

At a local level, our sales and marketing efforts are designed to promote higher occupancy levels, promote optimal payor mix and inform the local referral community of our high-acuity capabilities. We believe that the long-term care profession is fundamentally a local business in which both patients and their referral sources are based in the immediate geographic area in which the nursing center is located. Our marketing plan and related support activities emphasize the role and performance of administrators, admissions coordinators and social services directors of each nursing center, all of whom are responsible for contacting various referral sources such as doctors, hospitals, hospital discharge planners, churches and various community organizations. As part of our operating strategy we have increased the number of nursing center based marketing personnel to further develop relationships with physicians as well as managed care organizations. We believe these relationships with managed care organizations will provide us with significantly greater exposure to referral sources and an ability to provide increased levels of high-acuity care.

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

We have an internally-developed marketing program that focuses on the identification and provision of services needed by the community. The program assists each nursing center administrator in analysis of local demographics and competition with a view toward complementary service development. We believe that the primary referral area in the long-term care industry generally lies within a five-to-fifteen-mile radius of each nursing center depending on population density; consequently, local marketing efforts are more beneficial than broad-based advertising techniques.

Acquisitions, Development Projects and Divestitures.

Acquisitions and Development

On December 28, 2011, construction of Rose Terrace, our third health care center in West Virginia, was completed. The state of the art 90-bed skilled nursing center is located in Culloden, West Virginia, along the Huntington-Charleston corridor, and offers 24-hour skilled nursing care designed to meet the care needs of both short and long term nursing patients. The center utilizes a Certificate of Need we initially obtained in the June 2009 acquisition of certain assets of a skilled nursing center in Milton, West Virginia. The facility is expected to obtain its Medicare and Medicaid certifications in the first quarter of 2012. We lease this facility under a lease agreement with an initial term of 20 years, and have the option to renew the lease for two additional five-year periods. The lease agreement grants us the right to purchase the center beginning at the end of the first year of the initial term of the lease and continuing through the fifth year for a purchase price ranging from 110% to 120% of the total project cost.

In August 2009, we completed the construction of a 119 bed leased skilled nursing center, Brentwood Terrace, located in Paris, Texas, replacing an existing 102 bed leased nursing center. The new center was financed with funding from our lessor, and is leased under a long term operating lease with renewal options through 2035.

Discontinued operations

Effective March 31, 2010, we terminated operations of four nursing centers in Florida under a lease that, as amended, would have expired in August 2010. We transitioned operations at these leased facilities on March 31, 2010.

The Centers for Medicare and Medicaid Services (“CMS”) issued regulations that became effective October 1, 2009, that prohibit us from billing Medicare Part B for certain enteral nutrition, urological, ostomy and tracheostomy supplies, and these services are now provided by third parties. We are still required to provide the labor for the delivery of services but are no longer a supplier and will not be entitled to any compensation. The revenue and cost of goods sold for providing these services prior to October 2009 have been reclassified as discontinued operations.

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

Limited supply of centers. As the nation’s elderly population continues to grow, life expectancy continues to expand, and there continue to be limitations on granting Certificates of Need (“CON’s”) for new skilled nursing centers, so we believe that there will be continued demand for skilled nursing beds in the markets in which we operate. The majority of states have adopted CON or similar statutes requiring that prior to adding new skilled beds or any new services, or making certain capital expenditures, a state agency must determine that a need exists for the new beds or proposed activities. We believe that this CON process tends to restrict the supply and availability of licensed skilled nursing center beds. High construction costs, limitations on state and federal government reimbursement for the full costs of construction, and start-up expenses also act to restrict growth in the supply for such centers. At the same time, skilled nursing center operators are continuing to focus on improving occupancy and expanding services to include high acuity subacute patients who require significantly higher levels of skilled nursing personnel and care.

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

Competition.

The long-term care business is highly competitive. We face direct competition for additional centers, and our centers face competition for employees and patients. Some of our present and potential competitors for acquisitions are significantly larger and have or may obtain greater financial and marketing resources. Competing companies may offer new or more modern centers or new or different services that may be more attractive to patients than some of the services we offer.

The nursing centers operated by us compete with other facilities in their respective markets, including rehabilitation hospitals and other “skilled” and personal care residential facilities. In the few urban markets in which we operate, some of the long-term care providers with which our facilities compete are significantly larger and have or may obtain greater financial and marketing resources than our facilities. Some of these providers are not-for-profit organizations with access to sources of funds not available to our centers. Construction of new long-term care facilities near our existing centers could adversely affect our business. We believe that the most important competitive factors in the long-term care business are: a nursing center’s local reputation with referral sources, such as acute care hospitals, physicians, religious groups, other community organizations, managed care organizations, and a patient’s family and friends; physical plant condition; the ability to identify and meet particular care needs in the community; the availability of qualified personnel to provide the requisite care; and the rates charged for services. There is limited, if any, price competition with respect to Medicaid and Medicare patients, since revenues for services to such patients are strictly controlled and are based on fixed rates and cost reimbursement principles. Although the degree of success with which our centers compete varies from location to location, we believe that our centers generally compete effectively with respect to these factors.

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

The following table sets forth net patient revenues related to our continuing operations by payor source for the periods presented (dollar amounts in thousands):

	Year Ended December 31,
	2011		2010		2009
Medicaid	$155,481	49.4%	$155,035	53.4%	$149,987	54.2%
Medicare	108,687	34.5	88,920	30.7	85,433	30.8
Managed care	12,710	4.0	8,619	3.0	7,412	2.7
Private Pay and other	37,837	12.1	37,556	12.9	34,147	12.3

Total	$314,715	100.0%	$290,130	100.0%	$276,979	100.0%

The following table sets forth average daily skilled nursing census by payor source for our continuing operations for the periods presented:

	Year Ended December 31,
	2011		2010		2009
Medicaid	2,793	67.5%	2,886	68.8%	2,854	69.6%
Medicare	593	14.3	544	13.0	534	13.0
Managed care	82	2.0	59	1.4	51	1.2
Private Pay and other	673	16.2	704	16.8	661	16.2

Total	4,141	100.0%	4,193	100.0%	4,100	100.0%

Consistent with the nursing center industry in general, changes in the mix of a center’s patient population among Medicaid, Medicare, managed care, and private pay and other can significantly affect the profitability of the center’s operations.

Medicare and Medicaid Reimbursement

A significant portion of our revenues are derived from government-sponsored health insurance programs. Our nursing centers derive revenues under Medicaid, Medicare, managed care, private pay and other third party sources. We employ specialists in reimbursement at the corporate level and use third party services to monitor regulatory developments, to comply with reporting requirements and to ensure that proper payments are made to our operated nursing centers. It is generally recognized that all government-funded programs have been and will continue to be under cost containment pressures, but the extent to which these pressures will affect our future reimbursement is unknown.

Medicare

For the years ended December 31, 2011 and 2010, our Medicare rates were significantly impacted by changes for the Medicare fiscal years ended September 30, 2011 and 2010, respectively. Effective October 1, 2010, Medicare rates were increased by the Centers for Medicare & Medicaid Services (“CMS”) implementation of a market basket adjustment and the implementation of MDS 3.0 and Resource Utilization Group IV (“RUG IV”). The net impact of the market basket adjustment increased Medicare reimbursement to skilled nursing centers by approximately 1.7% compared to the fiscal year ended September 30, 2010. CMS also implemented MDS 3.0, a new patient assessment tool for the collection of clinical data to be used for classification into the RUG categories for all Medicare patients and those Medicaid patients in RUG-based reimbursement states. In addition to the patient assessment tool, CMS expanded RUG categories to 66 under RUG IV up from 53 under RUG III. These October 2010 Medicare reimbursement changes increased our Medicare revenue and our Medicare rate per patient day. The new regulations also resulted in an increase in costs to complete the patient assessments required by these new rules.

Effective October 1, 2011, Medicare rates were reduced by a nationwide average of 11.1%, the net effect of a reduction to restore overall payments to their intended levels on a prospective basis and the application of a 2.7% market basket increase and a negative 1.0% productivity adjustment required by the Patient Protection Act. The final CMS rule also adjusts the method by which group therapy is counted for reimbursement purposes and, for patients receiving therapy, changes the timing of reassessment for purposes of determining patient RUG categories. These October 2011 Medicare reimbursement changes decreased our Medicare revenue and our Medicare rate per patient day. The new regulations also resulted in an increase in costs to provide therapy services to our patients.

The Budget Control Act of 2011 (“BCA”), enacted on August 2, 2011, increased the United States debt ceiling and linked the debt ceiling increase to corresponding deficit reductions through 2021. The BCA also established a 12 member joint committee of Congress known as the Joint Select Committee on Deficit Reduction (“Super Committee”). The Super Committee’s objective was to create proposed legislation to reduce the United States federal budget deficit by $1.5 trillion for fiscal years 2012 through 2021. Part of the BCA required this legislation to be enacted by December 23, 2011 or approximately $1.2 trillion in domestic and defense spending reductions would automatically begin January 1, 2013, split between domestic and defense spending. As no legislation was passed that would achieve the targeted savings, payments to Medicare providers are potentially subject to these automatic spending reductions, limited to not more than a 2% reduction. At this time it is unclear how this automatic reduction may be applied to various Medicare healthcare programs. Reductions to Medicare reimbursement from the BCA could have a material adverse effect on our operating results and cash flows.

The Medicare Payment Advisory Commission (MedPAC) recently recommended that Congress provide no payment update in the coming fiscal year, beginning October 1, 2012, for skilled nursing center care. With an expected increase in the costs to care for our patients, a freeze in our Medicare rate will likely further negatively impact our operating results and cash flows.

Therapy Services. There are annual Medicare Part B reimbursement limits on therapy services that can be provided to an individual. The limits impose a $1,870 per patient annual ceiling on physical and speech therapy services, and a separate $1,870 per patient annual ceiling on occupational therapy services. CMS established an exception process to permit therapy services in certain situations and we provide services that are reimbursed under the exceptions process. The exceptions process has been extended several times, most recently by the Middle Class Tax Relief and Job Creation Act of 2012 which extended this exception process through December 31, 2012. It is unknown if any further extension of the therapy cap exceptions will be included in future legislation. If the exception process is discontinued, it is expected that the reimbursement limitations will reduce therapy revenues and negatively impact our operating results and cash flows.

On November 2, 2010, CMS released a final proposed rule as part of the Medicare Physician Fee Schedule (“MPFS”) that was effective January 1, 2011. The policy impacts the reimbursement we receive for Medicare Part B therapy services in our facilities. The policy provides that Medicare Part B pay the full rate for the therapy unit of service that has the highest Practice Expense (PE) component for each patient on each day they receive multiple therapy treatments. Reimbursement for the second and subsequent therapy units for each patient each day they receive multiple therapy treatments is reimbursed at a rate equal to 75% of the applicable PE component.

Medicare Part B therapy services in our centers are determined according to MPFS. Annually since 1997, the MPFS has been subject to a sustainable growth rate adjustment (“SGR”) intended to keep spending growth in line with allowable spending. Each year since the SGR was enacted, this adjustment produced a scheduled negative update to payment for physicians, therapists and other healthcare providers paid under the MPFS. Congress has stepped in with so-called “doc fix” legislation numerous times to stop payment cuts to physicians, most recently by the Middle Class Tax Relief and Job Creation Act of 2012, which stopped these payment cuts through December 31, 2012. Without the temporary fix we would have experienced an estimated 27% reduction in Medicare Part B payments. If the fix to payment cuts is discontinued, it is expected that we will see a reduction in therapy revenues that will negatively impact our operating results and cash flows.

The Middle Class Tax Relief and Job Creation Act of 2012 also resulted in a reduction of bad debt treated as an allowable cost. Medicare reimburses providers for beneficiaries’ unpaid coinsurance and deductible amounts after reasonable collection efforts at a rate between 70 and 100 percent of beneficiary bad debt. This provision reduces bad debt reimbursement for all providers to 65 percent.

Medicaid

Several states in which we operate face budget shortfalls, which could result in reductions in Medicaid funding for nursing centers. The federal government made an effort to address the financial challenges state Medicaid programs are facing by increasing the amount of Medicaid funding available to states. Pressures on state budgets are expected to continue in the future and are expected to result in Medicaid rate reductions.

We receive the majority of our annual Medicaid rate increases during the third quarter of each year. The rate changes received in the third quarters of 2011 and 2010 were the primary contributor to our 3.7% increase in average rate per day for Medicaid patients in 2011 compared to 2010.

We are unable to predict what, if any, reform proposals or reimbursement limitations will be implemented in the future, or the effect such changes would have on our operations. For the year ended December 31, 2011, we derived 34.5% and 49.4% of our total patient revenues related to continuing operations from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on our profitability.

We will attempt to increase revenues from non-governmental sources to the extent capital is available to do so. However, private payors, including managed care payors, are increasingly demanding that providers accept discounted fees or assume all or a portion of the financial risk for the delivery of health care services. Such measures may include capitated payments, which can result in significant losses to health care providers if patients require expensive treatment not adequately covered by the capitated rate.

Employees.

As of February 1, 2012, we employed approximately 5,800 individuals in connection with our continuing operations, approximately 4,400 of which are considered full time employees. We believe that our employee relations are good. Approximately 150 of our employees are represented by a labor union.

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

Supplies and Equipment.

We purchase drugs, solutions and other materials and lease certain equipment required in connection with our business from many suppliers. We have not experienced, and do not anticipate that we will experience, any significant difficulty in purchasing supplies or leasing equipment from current suppliers. In the event that such suppliers are unable or fail to sell us supplies or lease equipment, we believe that other suppliers are available to adequately meet our needs at comparable prices. National purchasing contracts are in place for all major supplies, such as food, linens and medical supplies. These contracts assist in maintaining quality, consistency and efficient pricing. Based on contract pricing for food and other supplies, we expect cost increases in 2012 to be relatively the same or slightly lower than the increases we experienced in 2011.

Government Regulation.

The health care industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government health care program participation requirements, reimbursement for patient services, quality of patient care and Medicare and Medicaid fraud and abuse. Over the last several years, government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of fraud and abuse statutes and regulations as well as laws and regulations governing quality of care issues in the skilled nursing profession in general. Violations of these laws and regulations could result in exclusion from government health care programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Compliance with such laws and regulations is subject to ongoing government review and interpretation, as well as regulatory actions in which government agencies seek to impose fines and penalties. The Company is involved in regulatory actions of this type from time to time.

Licensure and Certification. All our nursing centers must be licensed by the state in which they are located in order to accept patients, regardless of payor source. In most states, nursing centers are subject to CON laws, which require us to obtain government approval for the construction of new nursing centers or the addition of new licensed beds to existing centers. Our nursing centers must comply with detailed statutory and regulatory requirements on an ongoing basis in order to qualify for licensure, as well as for certification as a provider eligible to receive payments from the Medicare and Medicaid programs. Generally, the requirements for licensure and Medicare/Medicaid certification are similar and relate to quality and adequacy of personnel, quality of medical care, record keeping, dietary services, patient rights, and the physical condition of the nursing center and the adequacy of the equipment used therein. Each center is subject to periodic inspections, known as “surveys” by health care regulators, to determine compliance with all applicable licensure and certification standards. Such requirements are both subjective and subject to change. If the survey concludes that there are deficiencies in compliance, the center is subject to various sanctions, including but not limited to monetary fines and penalties, suspension of new admissions, non-payment for new admissions and loss of licensure or certification. Generally, however, once a center receives written notice of any compliance deficiencies, it may submit a written plan of correction and is given a reasonable opportunity to correct the deficiencies. There can be no assurance that, in the future, we will be able to maintain such licenses and certifications for our facilities or that we will not be required to expend significant sums in order to comply with regulatory requirements.

Health care and health insurance reform. In March 2010, significant legislation concerning health care and health insurance was passed, including the “Patient Protection and Affordable Care Act”, (“Patient Protection Act”) along with the “Health Care and Education Reconciliation Act of 2010” (“Reconciliation Act”) collectively defined as the “Legislation.” We expect this Legislation to impact our Company, our employees and our patients in a variety of ways. Some aspects of these new laws are immediate while others will be phased in over the next ten years when all mandates become effective. This Legislation significantly changes the future responsibility of employers with respect to providing health care coverage to employees in the United States. Two of the main provisions of the Legislation become effective in 2014, whereby most individuals will be required to either have health insurance or pay a fine and employers with 50 or more employees will either have to provide minimum essential coverage or will be subject to additional taxes. We have not estimated the financial impact of the Legislation and the costs associated with complying with the increased levels of health insurance we will be required to provide our employees and their dependents in future years. We expect the Legislation will result in increased operating expenses.

We also anticipate this Legislation will continue to impact our Medicaid and Medicare reimbursement as well, though the timing and ultimate level of that impact is currently unknown as we anticipate that many of the provisions of the Legislation may be subject to further clarification and modification through the rule making process. The Legislation expands the role of home based and community services, which may place downward pressure on our sustaining population of Medicaid patients. The provisions of the legislation discussed above are examples of recently-enacted federal health reform provisions that we believe may have a material impact on the long-term care industry and on our business. However, the foregoing discussion is not intended to constitute, nor does it constitute, an exhaustive review and discussion of the legislation.

Medicare and Medicaid. Medicare is a federally-funded and administered health insurance program for the aged and for certain chronically disabled individuals. Part A of the Medicare program covers inpatient hospital services and certain services furnished by other institutional providers such as skilled nursing facilities. Part B covers the services of doctors, suppliers of medical items, various types of outpatient services and certain ancillary services of the type provided by long-term and acute care facilities. Medicare payments under Part A and Part B are subject to certain caps and limitations, as provided in Medicare regulations. Medicare benefits are not available for intermediate and custodial levels of nursing center care or for assisted living center arrangements.

Medicaid is a medical assistance program for the indigent, operated by individual states with financial participation by the federal government. Criteria for medical indigence and available Medicaid benefits and rates of payment vary somewhat from state to state, subject to certain federal requirements. Basic long-term care services are provided to Medicaid beneficiaries, including nursing, dietary, housekeeping and laundry, restorative health care services, room and board and medications. Federal law requires that a state Medicaid program must provide for a public process for determination of Medicaid rates of payment for nursing center services. Under this process, proposed rates, the methodologies underlying the establishment of such rates and the justification for the proposed rates are published. This public process gives providers, beneficiaries and concerned state patients a reasonable opportunity for review and comment. Certain of the states in which we now operate are actively seeking ways to reduce Medicaid spending for nursing center care by such methods as capitated payments and substantial reductions in reimbursement rates.

As a component of CMS administration of the government’s reimbursement programs, a new ratings system was implemented in December 2008 to assist the public in choosing a skilled care provider. While data for the consumer has been available for several years, the display of quality with a “Star” ranking with a “5 Star” ranking being the highest and a “1 Star” ranking being the lowest was new in 2008. The “5 Star” system is an attempt to simplify all the data for each nursing center to a “Star” ranking. The overall Star rating is determined by three components (three years survey results, quality measure calculations, and staffing data), with each of the components receiving star rankings as well. As this initiative becomes a bigger part of our business environment we remain diligent in continuing to provide outstanding patient care to achieve high rankings for our facilities, as well as assuring that our rankings are correct and appropriately reflect our quality results.

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

The provision of health care services entails an inherent risk of liability. Participants in the health care industry are subject to an increasing number of lawsuits alleging malpractice, negligence, product liability or related legal theories, many of which involve large claims and significant defense costs. Like many other companies engaged in the long-term care profession in the United States, we have numerous pending liability claims, disputes and legal actions for professional liability and other related issues. We expect to continue to be subject to such suits as a result of the nature of our business. See “Item 3. Legal Proceedings” for further descriptions of pending claims and see “Item 7. Management’s Discussion and Analysis of Financial Condition – Accounting Policies and Judgments – Professional Liability and Other Self-Insurance Reserves” for discussion of our reserve for self-insured claims and of our ability to meet our anticipated cash needs.

For claims made after March 9, 2001, we have purchased professional liability insurance coverage for our nursing centers that, based on historical claims experience, is likely to be substantially less than the amount required to satisfy claims that are expected to be incurred. We have essentially exhausted all of our insurance coverage for claims first asserted prior to July 1, 2011.

We have seen an increase in the number of suits filed in professional liability matters and have had substantial adjustments to our accrual for professional liability claims which has caused significant changes in our net earnings.

In recent periods we have seen an increase in the number of suits filed for professional liability matters. Each year, we record adjustments to our accrual for self-insured risks associated with professional liability claims. While these adjustments to the accrual result in changes to reported expenses and income, they are not directly related to changes in cash because the accrual is not funded. These self-insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of income in the period identified. Any increase in the accrual decreases income in the period, and any reduction in the accrual increases income during the period. Our actual professional liabilities may vary significantly from the accrual, and the amount of the accrual has and may continue to fluctuate by a material amount in any given quarter. For the years ended December 31, 2011, 2010 and 2009, we recorded professional liability expense of $11.0 million, $5.4 million and $8.2 million, respectively.

Our outstanding indebtedness is subject to various financial covenants and floating rates of interest which could be subject to fluctuations based on changing interest rates.

We have long term indebtedness of $29.9 million at December 31, 2011. Certain of our debt agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and debt service coverage ratios. As of December 31, 2011, we were in compliance with these financial covenants. Our failure to comply with those covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of some or all of our debts. Such non-compliance could result in a material adverse impact to our financial position, results of operations and cash flows. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for additional discussion of our covenants.

In connection with the refinancing transaction in March 2011 discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” we entered into an interest rate swap with respect to a mortgage loan to mitigate the floating interest rate risk of such borrowing. The interest rate swap converted the variable rate on our mortgage indebtedness to a fixed interest rate for the five year term of this indebtedness, decreasing our exposure to risks of variable rates of interest. While limiting our risk to increases in interest rates by utilizing the interest rate swap, we forgo benefits that might result from downward fluctuations in interest rates. We also are exposed to the risk that our counterpart to the swap agreement will default on its obligations.

We are highly dependent on reimbursement by third-party payors.

Substantially all of our nursing center revenues are directly or indirectly dependent upon reimbursement from third-party payors, including the Medicare and Medicaid programs, and private insurers. For the year ended December 31, 2011, our patient revenues from continuing operations derived from Medicaid, Medicare, managed care and private pay (including private insurers) sources were approximately 49.4%, 34.5%, 4.0%, and 12.1%, respectively. Changes in the mix of our patients among Medicare, Medicaid, managed care and private pay categories and among different types of private pay sources may affect our net revenues and profitability. Our net revenues and profitability are also affected by the continuing efforts of all payors to contain or reduce the costs of health care. Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue.

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

The health care industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government health care program participation requirements, reimbursement for patient services, quality of patient care and Medicare and Medicaid fraud and abuse. Various federal and state laws regulate relationships among providers of services, including employment or service contracts and investment relationships. The operation of long-term care centers and the provision of services are also subject to extensive federal, state, and local laws relating to, among other things, the adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, environmental compliance, compliance with the Americans with Disabilities Act, fire prevention and compliance with building codes.

Long-term care facilities are subject to periodic inspection to assure continued compliance with various standards and licensing requirements under state law, as well as with Medicare and Medicaid conditions of participation. The failure to obtain or renew any required regulatory approvals or licenses could adversely affect our growth and could prevent us from offering our existing or additional services. In addition, health care is an area of extensive and frequent regulatory change. Changes in the laws or new interpretations of existing laws can have a significant effect on methods and costs of doing business and amounts of payments received from governmental and other payors. Our operations could be adversely affected by, among other things, regulatory developments such as mandatory increases in the scope and quality of care to be afforded patients and revisions in licensing and certification standards. We attempt at all times to comply with all applicable laws; however, there can be no assurance that we will remain in compliance at all times with all applicable laws and regulations or that new legislation or administrative or judicial interpretation of existing laws or regulations will not have a material adverse effect on our operations or financial condition. Federal or state proceedings seeking to impose fines and penalties for violations of applicable laws and regulations, as well as federal and state changes in these laws and regulations may negatively impact us. See “Item 1. Business – Government Regulation.” See also “Item 3. Legal Proceedings.”

The health care industry has been the subject of increased regulatory scrutiny recently.

The Office of Inspector General (“OIG”), the enforcement arm of the Medicare and Medicaid programs, formulates a formal work plan each year for nursing centers. The OIG’s most recent work plan indicates that quality of care, assessment and monitoring, poorly performing nursing facilities, hospitalizations, criminal background checks, Medicare part B services, accuracy of nursing facilities Minimum Data, transparency of ownership, and civil monetary penalty funds will be an investigative focus in 2012. We cannot predict the likelihood, scope or outcome of any such investigations on our facilities.

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

We have adopted a shareholder rights plan (the “Plan”). On August 14, 2009, our board of directors (“Board”) amended the Plan to change the definition of “Acquiring Person” to be such person that acquires 20% or more of the shares of Common Stock of the Company, up from the 15% that previously defined an acquiring person. The Plan is intended to encourage potential acquirers to negotiate with our Board and to discourage coercive, discriminatory and unfair proposals. Our Certificate of Incorporation (the “Certificate”) provides for the classification of our Board into three classes, with each class of directors serving staggered terms of three years. Our Certificate requires the approval of the holders of two-thirds of the outstanding shares to amend certain provisions of the Certificate. Section 203 of the Delaware General Corporate Law restricts the ability of a Delaware corporation to engage in any business combination with an interested shareholder. We are also authorized to issue up to 795,000 shares of preferred stock, the rights of which may be fixed by our Board without shareholder approval. Provisions in certain of our executive officers’ employment agreements provide for post-termination compensation, including payment of amounts up to 1 times their annual salary, following certain changes in control (as defined in such agreements). Our stock incentive plans provide for the acceleration of the vesting of options in the event of certain changes in control (as defined in such plans). Certain changes in control also constitute an event of default under our bank credit facility. The foregoing matters may, together or separately, have the effect of discouraging or making more difficult an acquisition or change of control of the company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own 9 and lease 38 long-term care facilities as discussed in “Item 1 Business – Nursing Centers and Services.” A description of our lease agreements follows.

Description of Lease Agreements.

Our current operations include 38 nursing centers subject to operating leases, including 36 owned by Omega and two owned by other parties, including the recently completed West Virginia nursing center. In our role as lessee, we are responsible for the day-to-day operations of all operated centers. These responsibilities include recruiting, hiring and training all nursing and other personnel, and providing patient care, nutrition services, marketing, quality improvement, accounting, and data processing services for each center. The lease agreements pertaining to our 38 leased facilities are “triple net” leases, requiring us to maintain the premises, provide insurance, pay taxes and pay for all utilities. The average remaining term of our lease agreements, including renewal options, is approximately 20 years.

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

In August 2009, we completed the construction of a 119 bed skilled nursing center, Brentwood Terrace, located in Paris, Texas, replacing an existing 102 bed nursing center leased from Omega. The replacement center was financed with funding from Omega and is leased from Omega under a long term operating lease with renewal options through 2035. Annual rent was approximately $0.8 million for the year ended December 31, 2011 and is based on a calculation of 10.25% of the total cost of the replacement center. The Brentwood Terrace nursing center lease provides for annual increases in lease payments equal to the increase in the Consumer Price Index, not to exceed 2.5%.

The Omega Master Lease requires us to fund annual capital expenditures currently equal to $412 per licensed bed, subject to adjustment for increases in the Consumer Price Index. Upon expiration of, or in the event of a default under the Omega Master Lease, we are required to transfer all of the leasehold improvements, equipment, furniture and fixtures of the leased facilities to Omega.

In April 2011, we entered into an amendment to the Master lease with Omega under which Omega agreed to provide an additional $5.0 million to fund renovations to four nursing centers located in Arkansas, Kentucky, Ohio and Texas that are leased from Omega. The annual base rent related to these facilities will be increased to reflect the amount of capital improvements to the respective facilities as the related expenditures are made. The increase is based on a rate of 10.25% per year of the amount financed under this amendment. This arrangement is similar to amendments entered into in 2009, 2006 and 2005 that provided financing totaling $15.0 million that was used to fund renovations at twelve nursing centers leased from Omega. As of December 31, 2011, renovation projects using these funds have been completed at twelve leased facilities, and are in progress at three additional facilities. Approximately $17.2 million allotted by Omega to fund renovations has been used. Plans are being developed for additional renovation projects including those that would potentially be funded through Omega.

The Omega Master Lease prohibits us from operating any additional facilities within a certain radius of each leased nursing center. We are generally required to maintain comprehensive insurance covering the facilities we lease as well as personal and real property damage insurance and professional liability insurance. The failure to pay rentals within a specified period or to comply with the required operating and financial covenants generally constitutes a default, if uncured, this default permits Omega to terminate the lease and assume the property and the contents within the facilities.

Other Leases. We operate a 150 bed nursing center located in Tennessee subject to a lease with a term that expires March 2019 and renewal options through March 2026. Rent for this center is approximately $0.8 million.

We operate the recently opened Rose Terrace nursing center in West Virginia subject to a lease with an initial lease term that expires December 2031 and renewal options through December 2041. The lease agreement grants us the right to purchase the center beginning in December 2012 and continuing through December 2016 for a purchase price ranging from 110% to 120% of the total project cost.

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

The provision of health care services entails an inherent risk of liability. Participants in the health care industry are subject to lawsuits alleging malpractice, product liability, violations of the False Claims Act and other legal theories, many of which involve large claims and significant defense costs. Like many other companies engaged in the long-term care profession in the United States, we have numerous pending liability claims, disputes and legal actions for professional liability and other related issues. It is expected that we will continue to be subject to such suits as a result of the nature of our business. Further, as with all health care providers, we are periodically subject to regulatory actions seeking fines and penalties for alleged violations of health care laws and are potentially subject to the increased scrutiny of regulators for issues related to compliance with health care fraud and abuse laws and with respect to the quality of care provided to patients of our centers. Like other health care providers, in the ordinary course of our business, we are also subject to claims made by employees and other disputes and litigation arising from the conduct of our business.

As of December 31, 2011, we are engaged in 38 professional liability lawsuits. Four lawsuits are currently scheduled for trial or mediation during the next ten months and it is expected that additional cases will be set for trial. Our cash expenditures for professional liability costs of continuing operations were $8.0 million in 2011. This included the settlement of nine professional liability cases in July 2011 for a total of $4.6 million, of which $0.7 million was paid from insurance proceeds and the majority of our portion of these settlements was paid during the third quarter of 2011. In October 2011, we agreed to settle five professional liability cases for a total of $3.2 million. These settlements will be paid in quarterly installments through 2012. In addition to the settlement payments described above, we will have additional cash expenditures in the ordinary course of business for other settlements and self-insured professional liability costs throughout the year.

The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.

In January 2009, a purported class action complaint was filed in the Circuit Court of Garland County, Arkansas against us and certain of our subsidiaries and Garland Nursing & Rehabilitation Center (the “Center”). The complaint alleges that the defendants breached their statutory and contractual obligations to the patients of the Center over the past five years. The lawsuit has not been certified as a class action, and no motion to certify the class has been filed by Plaintiffs’ counsel to date. We intend to defend the lawsuit vigorously.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our common stock is traded on the NASDAQ Capital Market and began trading there on September 12, 2006 under the symbol “AVCA.” The following table sets forth the high and low bid prices of our common stock, as reported by NASDAQ.com, for each quarter in 2010 and 2011:

Period	High	Low	Dividends
2010 - 1st Quarter	$8.44	$5.40	$0.05
2010 - 2nd Quarter	$6.98	$4.65	$0.055
2010 - 3rd Quarter	$5.95	$4.00	$0.055
2010 - 4th Quarter	$5.95	$4.49	$0.055
2011 - 1st Quarter	$7.40	$4.97	$0.055
2011 - 2nd Quarter	$7.60	$5.82	$0.055
2011 - 3rd Quarter	$7.12	$5.10	$0.055
2011 - 4th Quarter	$6.80	$5.29	$0.055

Our common stock has been traded since May 10, 1994. On February 17, 2012, the closing price for our common stock was $6.00, as reported by NASDAQ.com.

Holders. On February 17, 2012, there were approximately 242 holders of record. Most of our shareholders have their holdings in the street name of their broker/dealer.

Dividends. We pay a quarterly dividend of $0.055 per common share. While the Board of Directors intends to pay quarterly dividends, the Board will make the determination of the amount of future cash dividends, if any, to be declared and paid based on, among other things, the Company’s financial condition, funds from operations, the level of its capital expenditures and its future business prospects. We are required to pay dividends at an annual rate of 7% of the stated value on our outstanding Series C Redeemable Preferred Stock, payable quarterly. As a result, we have paid a quarterly dividend on the outstanding Series C Redeemable Preferred Stock of $86,000.

Equity Compensation Plan Information

The following table provides aggregate information as of December 31, 2011, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a))
	(a)	(b)	(c)(1)
Equity Compensation Plans Approved by Security Holders	451,000	$6.68	533,000
Equity Compensation Plans Not Approved by Security Holders	None	None	None

Total	451,000	$6.68	533,000

(1)

Includes 139,000 shares available for issuance under the 2005 Long-Term Incentive Plan, 100,000 shares reserved for issuance under the Advocat Inc. 2008 Stock Purchase Plan for Key Personnel and 294,000 shares available for issuance under the 2010 Long-Term Incentive Plan. The 2010 Long-Term Incentive Plan was approved in 2010 and allows for the granting of options and stock appreciation rights for our common stock and is administered by the compensation committee of the Board.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected financial data of Advocat presented in the following table have been derived from our consolidated financial statements, and should be read in conjunction with the annual financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations. The SMSA facilities are included in selected financial data effective August 11, 2007 and the single nursing center lease in Texas is included effective November 1, 2007. This selected financial data for all periods shown have been reclassified to present the effects of certain divestitures as discontinued operations.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)
Statement of Operations Data
REVENUES:
Patient revenues, net	$314,715	$290,130	$276,979	$263,837	$219,911

EXPENSES:
Operating	243,929	229,081	219,567	207,998	167,852
Lease	22,939	22,600	21,791	21,331	18,388
Professional liability	10,962	5,364	8,228	1,532	(1,559)
General and administrative	25,589	19,680	17,926	17,973	17,062
Depreciation and amortization	6,592	5,825	5,446	5,065	3,884
Asset Impairment	344	—	—	—	—

	310,355	282,550	272,958	253,899	205,627

OPERATING INCOME	4,360	7,580	4,021	9,938	14,284

OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	—	—	191	(1,005)	808
Other income	—	—	549	—	—
Interest income	11	2	161	453	1,016
Interest expense	(2,366)	(1,634)	(1,877)	(2,870)	(3,545)
Debt retirement costs	(112)	(127)	—	—	(116)

	(2,467)	(1,759)	(976)	(3,422)	(1,837)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,893	5,821	3,045	6,516	12,447
PROVISION FOR INCOME TAXES	(509)	(1,858)	(1,165)	(2,208)	(4,953)

NET INCOME FROM CONTINUING OPERATIONS	1,384	3,963	1,880	4,308	7,494
DISCONTINUED OPERATIONS, net of taxes	(17)	(114)	721	1,427	1,893

NET INCOME	$1,367	$3,849	$2,601	$5,735	$9,387

INCOME (LOSS) PER COMMON SHARE:
Basic-
Continuing operations	$0.18	$0.63	$0.27	$0.70	$1.22
Discontinued operations	—	(0.02)	0.13	0.25	0.32

Net per common share	$0.18	$0.61	$0.40	$0.95	$1.54

Diluted-
Continuing operations	$0.18	$0.62	$0.26	$0.67	$1.17
Discontinued operations	(0.01)	(0.02)	0.13	0.25	0.31

Net per common share	$0.17	$0.60	$0.39	$0.92	$1.48

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.22	$0.215	$0.15	—	—

WEIGHTED AVERAGE COMMON SHARES:
Basic	5,744	5,732	5,678	5,693	5,870

Diluted	5,906	5,854	5,797	5,887	6,127

	December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data
Working capital	$15,435	$16,228	$12,334	$10,885	$15,677
Total assets	$116,744	$105,596	$105,451	$107,339	$110,090
Long-term debt and capitalized lease obligations, including current portion	$29,899	$24,401	$24,829	$32,410	$34,455
Preferred Stock – Series C (including unamortized premium)	$4,918	$4,918	$6,192	$7,891	$9,590
Total Shareholders’ Equity of Advocat Inc.	$21,315	$22,205	$19,693	$17,551	$12,744
Total Shareholders’ Equity	$22,969	$22,205	$19,693	$17,551	$12,744

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of December 31, 2011, our continuing operations consist of 47 nursing centers with 5,445 licensed nursing beds. As of December 31, 2011, our continuing operations included nine owned nursing centers and 38 leased nursing centers.

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

The net assets of discontinued operations presented in property and equipment on our balance sheet represent real estate related to an assisted living center in North Carolina closed in April 2006. Based on an evaluation of the estimated realizable value of the land, we recorded an impairment charge of $0.4 million to reduce the carrying value of the land during 2010. We are continuing our efforts to sell this land.

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

Selected Financial and Operating Data

The following table summarizes the Advocat statements of continuing operations for the years ended December 31, 2011, 2010 and 2009, and sets forth this data as a percentage of revenues for the same years.

	Year Ended December 31,
	(Dollars in thousands)
	2011		2010		2009
Revenues:
Patient revenues, net	$314,715	100.0%	$290,130	100.0%	$276,979	100.0%

Expenses:
Operating	243,929	77.5	229,081	79.0	219,567	79.3
Lease	22,939	7.3	22,600	7.8	21,791	7.8
Professional liability	10,962	3.5	5,364	1.8	8,228	3.0
General & administrative	25,589	8.1	19,680	6.8	17,926	6.5
Depreciation and amortization	6,592	2.1	5,825	2.0	5,446	1.9
Asset impairment	344	0.1	—	—	—	—

	310,355	98.6	282,550	97.4	272,958	98.5

Operating income	4,360	1.4	7,580	2.6	4,021	1.5

Other income (expense):
Foreign currency transaction gain	—	—	—	—	191	0.1
Other income	—	—	—	—	549	0.2
Interest income	11	—	2	—	161	—
Interest expense	(2,366)	(0.8)	(1,634)	(0.6)	(1,877)	(0.7)
Debt retirement costs	(112)	—	(127)	—	—	—

	(2,467)	(0.8)	(1,759)	(0.6)	(976)	(0.4)

Income from continuing operations before income taxes	1,893	0.6	5,821	2.0	3,045	1.1
Provision for income taxes	(509)	(0.2)	(1,858)	(0.6)	(1,165)	(0.4)

Net income from continuing operations	$1,384	0.4%	$3,963	1.4%	$1,880	0.7%

The following table presents data about the facilities we operated as part of our continuing operations as of the dates:

	December 31,
	2011	2010	2009
Licensed Nursing Center Beds:
Owned	936	936	936
Leased	4,509	4,428	4,848

Total	5,445	5,364	5,784

Facilities:
Owned	9	9	9
Leased	38	37	41

Total	47	46	50

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

Revenues

Patient Revenues

The fees we charge patients in our nursing centers are recorded on an accrual basis. These rates are contractually adjusted with respect to individuals receiving benefits under federal and state-funded programs and other third-party payors. Our net revenues are derived substantially from Medicare, Medicaid and other government programs (approximately 83.9%, 84.1% and 85.0% for 2011, 2010, and 2009, respectively). Medicare intermediaries make retroactive adjustments based on changes in allowed claims. In addition, certain of the states in which we operate require complicated detailed cost reports which are subject to review and adjustments. In the opinion of management, adequate provision has been made for adjustments that may result from such reviews. Retroactive adjustments, if any, are recorded when objectively determinable, generally within three years of the close of a reimbursement year depending upon the timing of appeals and third-party settlement reviews or audits.

Allowance for Doubtful Accounts

We evaluate the collectability of our accounts receivable by reviewing current aging summaries of accounts receivable, historical collections data and other factors. As a percentage of revenue, our provision for doubtful accounts was approximately 0.7% for 2011, 2010 and 2009. Historical bad debts have generally resulted from uncollectible private pay balances, some uncollectible coinsurance and deductibles and other factors. Receivables that are deemed to be uncollectible are written off.

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

Currently, our nursing centers are covered by one of two professional liability insurance policies. Our nursing centers in Arkansas, Kentucky, Tennessee, and two centers in West Virginia are covered by an insurance policy with coverage limits of $250,000 per medical incident and total annual aggregate policy limits of $750,000. This policy provides the only commercially affordable insurance coverage available for claims made during this period against these nursing centers. Our nursing centers in Alabama, Florida, Ohio, Texas and our new center in West Virginia are covered by an insurance policy with coverage limits of $1.0 million per medical incident, subject to a deductible of $0.5 million per claim, with a total annual aggregate policy limit of $15.0 million and a sublimit per center of $3.0 million.

Because our actual liability for existing and anticipated professional liability and general liability claims will exceed our limited insurance coverage, we have recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $19.4 million as of December 31, 2011, including $3.1 million for settlements that are expected to be paid in 2012, estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, and estimates of related legal costs incurred and expected to be incurred. All losses are projected on an undiscounted basis.

Semi-annually we retain the Actuarial Division of Willis of Tennessee, Inc. (“Willis”), a third-party actuarial firm, to provide its estimate of the accrual for incurred general and professional liability claims. The actuary, Willis, primarily uses historical data regarding the frequency and cost of our past claims over a multi-year period and information regarding our number of occupied beds to develop its estimates of our ultimate professional liability cost for current periods. The actuary estimates our professional liability accrual for past periods by using currently-known information to adjust the initial reserve that was created for that period.

On a quarterly basis, we obtain reports of asserted claims and lawsuits from our insurers and a third party claims administrator. These reports contain information relevant to the liability actually incurred to date with that claim as well as the third-party administrator’s estimate of the anticipated total cost of the claim. This information is reviewed by us quarterly and provided to the actuary semi-annually. We use this information to determine the timing of claims reporting and the development of reserves, and compare the information obtained to our previously recorded estimates of liability. Based on the actual claim information obtained, the semi-annual estimates received from the actuary and on estimates regarding the number and cost of additional claims anticipated in the future, the reserve estimate for a particular period may be revised upward or downward on a quarterly basis. Final determination of our actual liability for claims incurred in any given period is a process that takes years.

The Company’s cash expenditures for self-insured professional liability costs were $8.0 million, $5.1 million and $4.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Professional liability costs are material to our financial position, and changes in estimates, as well as differences between estimates and the ultimate amount of loss, may cause a material fluctuation in our reported results of operations. Our professional liability expense was $11.0 million, $5.4 million and $8.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. These amounts are material in relation to our reported net income from continuing operations for the related periods of $1.4 million, $4.0 million and $1.9 million, respectively. The total liability recorded at December 31, 2011, was $19.4 million, compared to current assets of $45.3 million and total assets of $116.7 million.

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

Asset Impairment

We evaluate our property, equipment and other long-lived assets on a quarterly basis to determine if facts and circumstances suggest that the assets may be impaired or that the estimated depreciable life of the asset may need to be changed for significant physical changes in the property, or significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows or fair values of the property. The need to recognize impairment is based on estimated future cash flows from a property compared to the carrying value of that property. If recognition of impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property. We have few assets recorded at fair value and those fair value assets are the result of our asset impairment analysis described below. Our asset impairment analysis is consistent with the fair value measurements described in the accounting guidance for “Fair Value Measurements and Disclosures.”

On July 29, 2011, the Centers for Medicare & Medicaid Services (“CMS”) issued its final rule for skilled nursing facilities effective October 1, 2011, reducing Medicare reimbursement rates for skilled nursing facilities by 11.1% and also making changes to rehabilitation therapy regulations. This final rule will have a negative effect on our revenue and costs in Medicare’s fiscal year ending September 30, 2012 as compared to Medicare’s fiscal year ended September 30, 2011. As a result of this negative impact, we determined that the carrying value of the long-lived assets of one of our leased nursing centers exceeded the fair value. As a result, we recorded a fixed asset impairment charge during 2011 of $0.3 million to reduce the carrying value of these assets.

In 2010, we recorded an impairment of approximately $0.4 million related to land held as discontinued operations. No impairment of long lived assets was recognized in 2009. If our estimates or assumptions with respect to a property change in the future, we may be required to record additional impairment charges for our assets.

Business Combinations

For business combination transactions, we recognize and measure the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree as well as the goodwill acquired or gain recognized in a bargain purchase, and we make certain valuations to determine the fair value of assets acquired and the liabilities assumed. These valuations are subject to retroactive adjustment during the twelve month period subsequent to the acquisition date. Such valuations require us to make significant estimates, judgments and assumptions, including projections of future events and operating performance.

Stock-Based Compensation

We recognize compensation cost for all share-based payments granted after January 1, 2006 on a straight-line basis over the vesting period. We calculated the recognized and unrecognized stock-based compensation using the Black-Scholes-Merton option valuation method, which requires us to use certain key assumptions to develop the fair value estimates. These key assumptions include expected volatility, risk-free interest rate, expected dividends and expected term. During the years ended December 31, 2011, 2010 and 2009, we recorded charges of approximately $0.5 million, $0.6 million and $0.7 million in stock-based compensation, respectively. Stock-based compensation expense is a non-cash expense and such amounts are included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees.

Income Taxes

We determine deferred tax assets and liabilities based upon differences between financial reporting and tax bases of assets and liabilities and measure them using the enacted tax laws that will be in effect when the differences are expected to reverse. We maintain a valuation allowance of approximately $0.9 million to reduce the deferred tax assets to amounts we believe can be realized in accordance with generally accepted accounting principles. In future periods, we will continue to assess the need for and adequacy of the remaining valuation allowance. We follow the relevant guidance found in the FASB codification, accounting for uncertainty in income taxes. The guidance provides information and procedures for financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.

Contractual Obligations and Commercial Commitments

We have certain contractual obligations of continuing operations as of December 31, 2011, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	After 5 Years

Long-term debt obligations (1)	$38,074	$3,295	$6,223	$28,556	$—
Settlement obligations (2)	$3,170	$3,170	$—	$—	$—
Executive severance (3)	$1,923	$1,923	$—	$—	$—
Series C Preferred Stock (4)	$4,918	$4,918	$—	$—	$—
Elimination of Preferred Stock Conversion feature (5)	$4,636	$687	$1,374	$1,374	$1,201
Operating leases	$563,859	$23,119	$47,880	$50,189	$442,671
Required capital expenditures under operating leases (6)	$19,415	$285	$569	$569	$17,992

Total	$635,995	$37,397	$56,046	$80,688	$461,864

(1)	Long-term debt obligations include scheduled future payments of principal and interest of long-term debt and amounts outstanding on our capital lease obligations.
(2)	Settlement obligations relate to professional liability cases that will be paid within the next twelve months. The professional liabilities are included in our current portion of self-insurance reserves.
(3)	Executive severance includes separation payments to former executives that will be paid within the next twelve months. The separation payments are included in our accrued payroll and employee benefits.
(4)	Series C Preferred Stock equals the redemption value at the preferred shareholder’s earliest redemption date.
(5)	Payments to Omega for the elimination of the preferred stock conversion feature in connection with restructuring the preferred stock and master lease agreements. Monthly payments of approximately $57,000 will be made through the end of the initial lease period that ends in September 2018.
(6)	Includes annual expenditure requirements under operating leases.

We have employment agreements with certain members of management that provide for the payment to these members of amounts up to 1 times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change of control of the Company (as defined). The maximum contingent liability under these agreements is approximately $1.1 million as of December 31, 2011. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by us or the employee. In addition, upon the occurrence of any triggering event, those certain members of management may elect to require that we purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of our common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of our stock on December 31, 2011, the maximum contingent liability for the repurchase of the equity grants is approximately $41,000. No amounts have been accrued for these contingent liabilities.

Payor Sources

We classify our revenues from patients into four major categories: Medicaid, Medicare, Managed care, and private pay and other. Medicaid revenues are composed of the traditional Medicaid program established to provide benefits to those in need of financial assistance in the securing of medical services. Medicare revenues include revenues received under both Part A and Part B of the Medicare program. Managed care revenues include payments for patients who are insured by a third-party entity, typically called a Health Maintenance Organization, often referred to as an HMO plan, or are Medicare beneficiaries who assign their Medicare benefits to a Managed Care replacement plan often referred to as Medicare replacement products. The private pay and other revenues are composed primarily of individuals or parties who directly pay for their services. Included in the private pay and other are patients who are hospice beneficiaries as well as the recipients of Veterans Administration benefits. Veterans Administration payments are made pursuant to renewable contracts negotiated with these payors.

The following table sets forth net patient revenues related to our continuing operations by payor source for the periods presented (dollar amounts in thousands):

	Year Ended December 31,
	2011		2010		2009
Medicaid	$155,481	49.4%	$155,035	53.4%	$149,987	54.2%
Medicare	108,687	34.5	88,920	30.7	85,433	30.8
Managed care	12,710	4.0	8,619	3.0	7,412	2.7
Private Pay and other	37,837	12.1	37,556	12.9	34,147	12.3

Total	$314,715	100.0%	$290,130	100.0%	$276,979	100.0%

The following table sets forth average daily skilled nursing census by payor source for our continuing operations for the periods presented:

	Year Ended December 31,
	2011		2010		2009
Medicaid	2,793	67.5%	2,886	68.8%	2,854	69.6%
Medicare	593	14.3	544	13.0	534	13.0
Managed care	82	2.0	59	1.4	51	1.2
Private Pay and other	673	16.2	704	16.8	661	16.2

Total	4,141	100.0%	4,193	100.0%	4,100	100.0%

Consistent with the nursing center industry in general, changes in the mix of a nursing center’s patient population among Medicaid, Medicare, Managed care and private pay can significantly affect the profitability of the center’s operations.

Results of Operations

As discussed in the overview at the beginning of Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have completed certain divestitures, acquisitions and entered a new lease agreement. We have reclassified our Consolidated Financial Statements to present certain divestitures as discontinued operations for all periods presented.

(in thousands)	Year Ended December 31,
	2011	2010	Change	%
PATIENT REVENUES, net	$314,715	$290,130	$24,585	8.5%

EXPENSES:
Operating	243,929	229,081	14,848	6.5
Lease	22,939	22,600	339	1.5
Professional liability	10,962	5,364	5,598	104.4
General and administrative	25,589	19,680	5,909	30.0
Depreciation and amortization	6,592	5,825	767	13.2
Asset impairment	344	—	344	100.0

Total expenses	310,355	282,550	27,805	9.8

OPERATING INCOME	4,360	7,580	(3,220)	(42.5)

OTHER INCOME (EXPENSE):
Interest income	11	2	9	450.0
Interest expense	(2,366)	(1,634)	(732)	(44.8)
Debt retirement costs	(112)	(127)	15	11.8

	(2,467)	(1,759)	(708)	40.3

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,893	5,821	(3,928)	(67.5)

PROVISION FOR INCOME TAXES	(509)	(1,858)	(1,349)	(72.6)

NET INCOME FROM CONTINUING OPERATIONS	$1,384	$3,963	$(2,579)	(65.1)%

(in thousands)	Year Ended December 31,
	2010	2009	Change	%
PATIENT REVENUES, net	$290,130	$276,979	$13,151	4.7%

EXPENSES:
Operating	229,081	219,567	9,514	4.3
Lease	22,600	21,791	809	3.7
Professional liability	5,364	8,228	(2,864)	(34.8)
General and administrative	19,680	17,926	1,754	9.8
Depreciation and amortization	5,825	5,446	379	7.0

Total expenses	282,550	272,958	9,592	3.5

OPERATING INCOME	7,580	4,021	3,559	88.5

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	—	191	(191)	(100.0)
Other income	—	549	(549)	(100.0)
Interest income	2	161	(159)	(98.8)
Interest expense	(1,634)	(1,877)	243	12.9
Debt retirement costs	(127)	—	(127)	(100.0)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,759)	(976)	(783)	(80.2)

PROVISION FOR INCOME TAXES	5,821	3,045	2,776	91.2

NET INCOME FROM CONTINUING OPERATIONS	(1,858)	(1,165)	(693)	(59.5)

	$3,963	$1,880	$2,083	110.8%

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Patient Revenues

Patient revenues increased to $314.7 million in 2011 from $290.1 million in 2010, an increase of $24.6 million, or 8.5%.

The following table summarizes key revenue and census statistics for continuing operations for each period:

	Year Ended December 31
	2011	2010
Skilled nursing occupancy	77.2%	78.1%
As a percent of total census:
Medicare census	14.3%	13.0%
Managed care census	2.0%	1.4%
As a percent of total revenues:
Medicare revenues	34.5%	30.7%
Medicaid revenues	49.4%	53.4%
Managed care revenues	4.0%	3.0%
Average rate per day:
Medicare	$451.76	$403.67
Medicaid	$152.25	$146.84
Managed care	$403.25	$386.08

The average Medicare rate per patient day for 2011 increased 11.9% compared to 2010, resulting in a net increase in revenue of $10.4 million. This increase is primarily attributable to the investments we have made to improve our skilled care offerings and rate changes enacted by CMS. On October 1, 2010, CMS implemented RUG IV in connection with the MDS 3.0 patient assessment tool. RUG IV expanded RUG categories to 66 from 53 under RUG III. Also on October 1, 2010, CMS implemented a Medicare rate increase of 1.7% for the annual SNF market basket adjustment. The combined effect of these rate changes, together with changes in patient acuity levels, increased revenue by $12.0 million in the first nine months of 2011. Partially offsetting these increases was a rate decrease of 11.1% effective October 1, 2011, resulting in a net increase of $10.4 million for 2011.

An increase in Medicare census contributed approximately $7.2 million to the total revenue increase. Medicare average daily census increased 9.0% to 593 in 2011 from 544 in 2010. We experienced an increase of $2.1 million in revenue delivery to our Medicare B patients in 2011 compared to 2010.

Medicaid rates and census contributed approximately $0.5 million of the total revenue increase. The average Medicaid rate per patient day for 2011 increased 3.7% compared to 2010, resulting in an increase in revenue of $5.5 million. This average rate per day for Medicaid patients is the result of rate increases in certain states, partially funded by increased provider taxes, and increasing patient acuity levels. Medicaid average daily census was 3.2% lower in 2011, decreasing revenue by $5.0 million in 2011. The decrease in Medicaid census reflects our focus on improving our skilled mix.

Managed care rates and census contributed approximately $3.8 million of the total revenue increase, primarily due to an increase in managed care average daily census of 39%.

Operating expense

Operating expense increased to $243.9 million in 2011 from $229.1 million in 2010, an increase of $14.8 million, or 6.5%. The increase in operating expense is primarily attributable to cost increases associated with our increased revenue as well as investment in our operating initiatives focused on improving our skilled mix and occupancy. As a result of the significant increase in revenues, operating expense decreased to 77.5% of revenue in 2011, compared to 79.0% of revenue in 2010.

The largest component of operating expenses is wages, which increased to $152.5 million in 2011 from $142.0 million in 2010, an increase of $10.5 million, or 7.4%. The increase in wages was primarily due to labor costs associated with the 11.9% increase in Medicare and managed care patients, competitive labor markets in most of the areas in which we operate and regular merit and inflationary raises for personnel (increase of approximately 3.7% for the year). In accordance with our strategic initiatives to increase our high acuity patient care capabilities and grow our skilled mix and occupancy, we have added additional registered nurses and therapists to attract and serve the needs of these patients, including approximately $4.2 million in therapy staffing costs, $2.1 million in nursing center staffing costs to improve our ability to market and care for high acuity patients and $0.7 million for increased wages that resulted from the transition to the new MDS 3.0 patient assessment tool in our facilities.

Provider taxes increased approximately $0.6 million in 2011, primarily due to increases in tax rates and higher census in certain states in which we operate.

Workers compensation insurance expense increased approximately $0.8 million in 2011 compared to 2010. The increase is the result of better claims experience in 2010 compared to 2011.

Employee health insurance costs were approximately $1.4 million lower in 2011 compared to 2010, a decrease of 19.9%. The Company is self-insured for the first $175,000 in claims per employee each year, and we experienced a lower level of claims costs during 2011. Employee health insurance costs can vary significantly from year to year, and we continually evaluate the provisions of these plans.

The remaining increases in operating expense are primarily due to the effects of the increase in patient census.

Lease expense

Lease expense increased to $22.9 million in 2011 from $22.6 million in 2010. The primary reason for the increase in lease expense was rent for lessor funded property renovations.

Professional liability

Professional liability expense was $11.0 million in 2011 compared to $5.4 million in 2010, an increase of $5.6 million. We were engaged in 38 professional liability lawsuits as of December 31, 2011, compared to 32 as of December 31, 2010. Our cash expenditures for professional liability costs of continuing operations were $8.0 million and $5.1 million for 2011 and 2010, respectively. Professional liability expense and cash expenditures fluctuate from year to year based respectively on the results of our third-party professional liability actuarial studies and on the costs incurred in defending and settling existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.

General and administrative expense

General and administrative expenses were approximately $25.6 million in 2011 compared to $19.7 million in 2010, an increase of $5.9 million, or 30%. Costs of our strategic initiatives accounted for approximately $3.3 million, including compensation costs related to new positions of approximately $2.3 million, and cost increases totaling $1.0 million related to the continued implementation of electronic medical records, increased travel costs of $0.3 million, consulting services and hiring and relocation costs. Performance-based incentive expense was $0.4 million higher in 2011. We also experienced an increase of approximately $1.0 million in severance costs and $0.6 million increase in legal costs during 2011.

Depreciation and amortization

Depreciation and amortization expense was approximately $6.6 million in 2011 and $5.8 million in 2010. The increase in 2011 is primarily due to depreciation and amortization expenses related to capital expenditures for additions to property and equipment, including equipment related to our EMR initiative.

Asset impairment

During 2011, we determined that the carrying value of the long-lived assets of one of our leased nursing centers exceeded the fair value of such assets. As a result, we recorded a fixed asset impairment charge of $0.3 million to reduce the carrying value of these assets.

Interest expense

Interest expense increased to $2.4 million in 2011 compared to $1.6 million in 2010. As discussed further in “Capital Resources” the increase in interest expense is due to the change in interest rates on our Mortgage Loan to a fixed rate of 7.07% from 4.01% and the additional $2.4 million in borrowings for capital improvements at our owned homes.

Income from continuing operations before income taxes; income from continuing operations per common share

As a result of the above, continuing operations reported income before income taxes of $1.9 million and $5.8 million in 2011 and 2010, respectively. The provision for income taxes was $0.5 million in 2011, an effective rate of 26.9% and $1.9 million in 2010, an effective rate of 31.9%. The basic and diluted income per common share from continuing operations were both $0.18 in 2011 compared to $0.63 and $0.62, respectively, in 2010.

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

Payroll taxes were reduced during 2010 by approximately $0.4 million as a result of payroll tax credits we received under the Hiring Incentives to Restore Employment (HIRE) Act, enacted in March 2010. These credits eliminated a portion of payroll taxes on wages of employees hired during 2010 who met certain requirements. The credits ended effective December 31, 2010.

Employee health insurance costs were approximately $0.6 million lower in 2010 compared to 2009, a decrease of 7.6%. The Company is self-insured for the first $175,000 in claims per employee each year, and we experienced a lower level of claims costs during 2010. Employee health insurance costs can vary significantly from year to year, and we evaluate the provisions of these plans annually.

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

Liquidity and Capital Resources

Liquidity

Our primary source of liquidity is the net cash flow provided by the operating activities of our facilities. We believe that these internally generated cash flows will be adequate to service existing debt obligations, fund required capital expenditures as well as provide cash flows for investing opportunities. In determining priorities for our cash flow, we evaluate alternatives available to us and select the ones that we believe will most benefit us over the long term. Options for our cash include, but are not limited to, capital improvements, dividends, purchase of additional shares of our common stock, acquisitions, payment of existing debt obligations, preferred stock redemptions as well as initiatives to improve nursing center performance. We review these potential uses and align them to our cash flows with a goal of achieving long term success. We plan to invest in business initiatives and development that will increase our operating expenses for the next one to two years as part of our plan to improve our high acuity offerings.

Net cash provided by operating activities of continuing operations totaled $9.4 million, $9.3 million and $10.3 million in 2011, 2010 and 2009, respectively. Operating activities of discontinued operations provided cash of $0.6 million, $0.7 million and $2.1 million in 2011, 2010 and 2009, respectively.

Investing activities of continuing operations used cash of $14.4 million, $6.4 million and $9.0 million in 2011, 2010 and 2009, respectively. These amounts primarily represent cash used for purchases of property, plant and equipment. We have used between $6.4 million and $13.4 million for capital expenditures of continuing operations in each of the three calendar years ended December 31, 2011. The $13.4 million in purchases of property and equipment during 2011 includes $5.8 million in assets added by the entity constructing the West Virginia nursing center that we are consolidating. We borrowed $2.4 million in our March 2011 mortgage refinancing to fund capital improvements at the four owned nursing centers that secure the mortgage loan, and have classified the unused portion of these funds as restricted cash. These uses of cash were partially offset by collections on a note receivable of $4.2 million in 2009. The $6.9 million in “payment for construction in progress – leased center” in 2009 relates to the replacement nursing center that was constructed in Texas with lease financing. During the third quarter 2009, the center was completed and the sale and leaseback of the Brentwood Terrace nursing center was deemed to have occurred.

Financing activities of continuing operations provided cash of $2.2 million in 2011 and used cash of $3.4 million and $2.2 million in 2010 and 2009 respectively. Net cash provided in 2011 primarily resulted from payment and refinancing of existing mortgage obligations of $20.6 million and paying $0.8 million in financing costs in connection with the new mortgage loan under which we borrowed $23.0 million, including approximately $2.4 million to fund capital improvements at our owned centers. We also paid the remaining $3.5 million outstanding on our revolving line of credit during 2011. Financing activities in 2011 also reflect debt of $5.2 million that was added by the entity that owns the West Virginia nursing center that we are consolidating as well as the proceeds of a

$1.3 million sale and leaseback transaction for certain equipment purchased for the implementation of EMR in our nursing centers. Cash used in 2010 and 2009 primarily resulted from payment of existing debt obligations of $4.3 million and $7.6 million, respectively. Net cash used in 2010 was impacted by the payment of $0.5 million in financing costs in connection with the new revolving credit facility under which we borrowed $3.5 million. Financing activities reflect $1.3 million, $1.2 million and $0.6 million in common stock dividends in 2011, 2010 and 2009, respectively. The $6.9 million in “construction allowance receipts – leased center” in 2009, relate to the replacement nursing center that was constructed in Texas with lease financing. During the third quarter 2009, the center was completed and the sale and leaseback of the Brentwood Terrace nursing center was deemed to have occurred.

Our cash expenditures related to professional liability claims were $8.0 million, $5.1 million and $4.8 million in 2011, 2010 and 2009, respectively. Although we work diligently to limit the cash required to settle and defend professional liability claims, a significant judgment entered against us in one or more legal actions could have a material adverse impact on our cash flows and could result in our being unable to meet all of our cash needs as they become due.

Electronic Medical Records

In 2010, we began implementation of EMR in all of our facilities, and we completed this implementation in 2011. Our investment in EMR is providing operational improvements through automation of record keeping and improvement in clinical records quality. Through December 31, 2011, we have capitalized $3.5 million related to our EMR initiative and expensed $1.7 million for training costs. During 2011, we capitalized $1.7 million related to the EMR initiative and expensed $1.1 million in training costs. Total EMR project costs were approximately $110,000 per nursing center.

Dividends

On February 29, 2012, the Board of Directors declared a quarterly dividend on common shares of $0.055 per share. While the Board of Directors intends to pay quarterly dividends, the Board will make the determination of the amount of future cash dividends, if any, to be declared and paid based on, among other things, the Company’s financial condition, funds from operations, the level of its capital expenditures and its future business prospects and opportunities.

Redeemable Preferred Stock

At December 31, 2011, we have outstanding 5,000 shares of Series C Redeemable Preferred Stock (“Preferred Stock”) that has a stated value of approximately $4.9 million which pays an annual dividend rate of 7% of its stated value. Dividends on the Preferred Stock are paid quarterly in cash. The Preferred Stock was issued to Omega in 2006 and is not convertible, but has been redeemable at its stated value at Omega’s option since September 30, 2010, and since September 30, 2007, has been redeemable at its stated value at our option. Redemption under our option or Omega’s is subject to certain limitations. We believe we have adequate resources to redeem the Preferred Stock if Omega were to elect to redeem it.

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

Currently, our nursing centers are covered by one of two professional liability insurance policies. Our nursing centers in Arkansas, Kentucky, Tennessee, and two centers in West Virginia are covered by an insurance policy with coverage limits of $250,000 per medical incident and total annual aggregate policy limits of $750,000. This policy provides the only commercially affordable insurance coverage available for claims made during this period against these nursing centers. Our nursing centers in Alabama, Florida, Ohio, Texas and our new center in West Virginia are covered by an insurance policy with coverage limits of $1.0 million per medical incident, subject to a deductible of $0.5 million per claim, with a total annual aggregate policy limit of $15.0 million and a sublimit per center of $3.0 million.

As of December 31, 2011, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred but unreported claims of $19.4 million, including $3.1 million for settlements that are expected to be paid in 2012. Our calculation of this estimated liability is based on an assumption that the Company will not incur a multi-million dollar judgment with respect to any asserted claim; however, a significant judgment could be entered against us in one or more of these legal actions, and such a judgment could have a material adverse impact on our financial position and cash flows.

Capital Resources

As of December 31, 2011, we had $29.9 million of outstanding long term debt and capital lease obligations. The $29.9 million total includes $1.9 million in capital lease obligations and $5.2 million in a notes payable for the nursing center that was recently constructed in West Virginia. The balance of the long term debt is comprised of $22.7 million owed on our mortgage loan.

On March 1, 2011, we entered into an agreement with a syndicate of banks that provides a credit facility to refinance our mortgage loan and extend the maturity of our existing revolving credit facility. Under the terms of the new agreement, the syndicate of banks provided mortgage debt (“Mortgage Loan”) of $23 million with a five year maturity and extended the maturity of our $15 million revolving credit facility (“revolver”) from March 2013 to March 2016. The proceeds of the new mortgage loan were used to retire our existing mortgage loan, pay transaction costs and fund capital improvements at our owned homes. The Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25 year amortization. Interest is based on LIBOR plus 4.5%, but is fixed at 7.07% based on the interest rate swap transaction described below. The new mortgage loan is secured by four owned nursing centers, related equipment and a lien on the accounts receivable of these centers.

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

The revolver is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions. As of December 31, 2011, we have no borrowings outstanding under the revolving credit facility. Annual fees for letters of credit issued under this revolver are 3.00% of the amount outstanding. We have a letter of credit of $4.6 million to serve as a security deposit for our leases. Considering the balance of eligible accounts receivable at December 31, 2011, the letter of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $15.0 million, the balance available for borrowing under the revolving credit facility is approximately $10.4 million. Eligible accounts receivable are calculated as defined and consider 80% of certain net receivables while excluding receivables from private pay patients, those pending approval by Medicaid and receivables greater than 90 days. The Mortgage Loan and the Revolver are cross-collateralized.

Our lending agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and debt service coverage ratios. We are in compliance with all such covenants at December 31, 2011.

Our calculated compliance with financial covenants is presented below:

	Requirement		Level at December 31, 2011
Minimum fixed charge coverage ratio	≥	1.05:1.00	1.21:1.00
Minimum adjusted EBITDA	≥	$10.0 million	$16.3 million
EBITDAR (mortgaged facilities)	≥	$ 3.3 million	$5.3 million

We have consolidated $5.2 million in debt that was added by the entity that owns the West Virginia nursing center. The borrower is subject to covenants concerning total liabilities to tangible net worth as well as current assets compared to current liabilities. The borrower is in compliance with all such covenants at December 31, 2011. The borrower’s liabilities do not provide creditors with recourse to the general assets of the Company.

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

Capitalized Lease Obligations

During 2011 and 2010, we entered into a series of lease agreements to finance the purchase of certain equipment primarily for the implementation of EMR in our nursing centers. We determined the leases were capital in nature and recorded both assets and capitalized lease obligations of $0.5 million and $0.4 million during 2011 and 2010, respectively. These lease agreements provide three year terms.

In October 2011, we completed a sale and leaseback transaction for certain equipment purchased in the implementation of EMR in our nursing centers. The lease transaction, involving $1.2 million in assets we purchased during 2010 and 2011, is capital in nature, and we recorded the cash from the sale and the capitalized lease obligation under the financing during the fourth quarter of 2011. The lease agreement provides a three year term.

Lease Agreement – West Virginia Nursing Center

On December 28, 2011, we completed construction of Rose Terrace, our third health care center in West Virginia. The state of the art 90-bed skilled nursing center is located in Culloden, West Virginia, along the Huntington-Charleston corridor, and offers 24-hour skilled nursing care designed to meet the care needs of both short and long term nursing patients. The center utilizes a Certificate of Need we initially obtained in the June 2009 acquisition of certain assets of a skilled nursing center in Milton, West Virginia. The facility is expected to obtain its Medicare and Medicaid certifications in the first quarter of 2012. We operate this nursing center under a lease with an initial lease term that expires December 2031 and renewal options through December 2041. The lease agreement grants us the right to purchase the center beginning in December 2012 and continuing through December 2016 for a purchase price ranging from 110% to 120% of the total project cost.

Texas Nursing Center

In August 2009, we completed the construction of a 119 bed skilled nursing center, Brentwood Terrace, located in Paris, Texas, replacing an existing 102 bed nursing center leased from Omega. The replacement center was financed with funding from Omega under a long term operating lease with renewal options through 2035. Annual rent was $0.8 million for the year ended December 31, 2011 and is based on a calculation of 10.25% of the total cost of the replacement center. The Brentwood Terrace nursing center lease provides for annual increases in lease payments equal to the increase in the Consumer Price Index, not to exceed 2.5%.

Nursing Center Renovations

During 2005, we began an initiative to complete strategic renovations of certain facilities to improve occupancy, quality of care and profitability. We developed a plan to begin with those facilities with the greatest potential for benefit, and began the renovation program during the third quarter of 2005. As of December 31, 2011, we have completed renovations at fifteen facilities. In January 2012, we completed two additional projects, one a $1.7 million major renovation project and the other a $0.4 million project to add therapy space and functionality to a nursing center we renovated in 2010. We currently have two other projects in process that we expect to complete in early 2012 and we are developing plans for additional renovation projects.

A total of $24.7 million has been spent on these renovation programs to date, with $17.2 million financed through Omega, $6.1 million financed with internally generated cash, and $1.4 million financed with long-term debt.

For the fifteen facilities with renovations completed as of the beginning of the fourth quarter 2011 compared to the last twelve months prior to the commencement of renovation, average occupancy increased from 69.8% to 77.1% and Medicare average daily census increased from a total of 177 to 225 in the fourth quarter of 2011.

Change in Executive Officers

William R. Council, III resigned as Chief Executive Officer and Director of the Company effective September 30, 2011. In connection with his resignation, we entered into a separation agreement with Mr. Council effective September 30, 2011 for the severance under the terms of his employment agreement. We also entered into a six month consulting agreement with Mr. Council effective October 1, 2011, to facilitate the transition of management. Pursuant to the consulting agreement, Mr. Council will receive $36,800 per month through March 2012. Our cash expenditures related to the separation and consulting agreements will be approximately $0.3 million in the fourth quarter of 2011 and $1.6 million in the first quarter of 2012.

On November 4, 2011, we promoted Kelly Gill to Chief Executive Officer of Advocat and appointed him to the Board of Directors. In connection with his promotion, we entered into an amendment with Mr. Gill to his employment agreement. The amendment provides that Mr. Gill is the Chief Executive Officer and increases his base salary to $450,000.

In December 2011, L. Glynn Riddle, Jr., our Chief Financial Officer, notified us that he intends to resign effective March 31, 2012. In connection with his resignation, we entered into a retention agreement with Mr. Riddle to facilitate the orderly transition to Mr. Riddle’s successor. Our cash expenditures related to the retention agreement will be approximately $0.3 million in 2012.

On December 20, 2011, we appointed Sam Daniel as executive vice president, effective January 1, 2012. In connection with the appointment of Mr. Daniel, we entered into an employment agreement with Mr. Daniel which provides that Mr. Daniel is initially executive vice president and will replace Mr. Riddle as Chief Financial Officer following Mr. Riddle’s resignation. Mr. Daniel’s initial base salary will be $250,000.

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

Accounts receivable attributable to patient services of continuing operations totaled $29.2 million at December 31, 2011, compared to $26.7 million at December 31, 2010, representing approximately 34 days revenue in accounts receivable in both years. The increase in accounts receivable is the result of increased revenue in 2011.

The allowance for bad debt was $2.9 million and $2.8 million at December 31, 2011 and 2010, respectively. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.

Inflation

Based on contract pricing for food and other supplies and recent market conditions, we expect cost increases in 2012 to be relatively the same or slightly lower than the increases in 2011. We expect salary and wage increases for our skilled health care providers to continue to be higher than average salary and wage increases, as is common in the health care industry.

Off-Balance Sheet Arrangements

We have a letter of credit outstanding of approximately $4.6 million as of December 31, 2011, which serves as a security deposit for our nursing center lease with Omega. The letter of credit was issued under our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility. We incurred approximately $0.1 million and $0.2 million in fees related to the outstanding letter of credit during the years ended December 31, 2011 and 2010, respectively.

Recent Accounting Guidance

In June 2011, the FASB issued updated guidance in the form of a FASB Accounting Standards Update on “Comprehensive Income – Presentation of Comprehensive Income,” to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The update eliminates the option to present the components of other comprehensive income as part of the statement of equity. We will adopt this guidance effective January 1, 2012 and will apply it retrospectively. We believe there will be no significant impact to our consolidated financial statements.

In July 2011, the FASB issued updated guidance in the form of a FASB Accounting Standards Update on “Health Care Entities: Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities.” This guidance impacts health care entities that recognize significant amounts of patient service revenue at the time the services are rendered even though they do not assess the patient’s ability to pay. This updated guidance requires an impacted health care entity to present its provision for doubtful accounts as a deduction from revenue, similar to contractual discounts. Accordingly, patient service revenue for entities subject to this updated guidance will be required to be reported net of both contractual discounts and provision for doubtful accounts. The updated guidance also requires certain qualitative disclosures about the entity’s policy for recognizing revenue and bad debt expense for patient service transactions. The guidance is effective for us starting January 1, 2012. As further discussed in Note 2 of the consolidated financial statements, we do not believe we are an impacted entity so adoption will not impact our consolidated financial statements.

Forward-Looking Statements

The foregoing discussion and analysis provides information deemed by management to be relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read in conjunction with our consolidated financial statements included herein. Certain statements made by or on behalf of us, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those contemplated by the forward-looking statements made herein. In addition to any assumptions and other factors referred to specifically in connection with such statements, other factors, many of which are beyond our ability to control or predict, could cause our actual results to differ materially from the results expressed or implied in any forward-looking statements including, but not limited to, our ability to successfully license and operate the new nursing center in West Virginia, our ability to increase census at our renovated facilities, changes in governmental reimbursement, including the impact of the CMS final rule that has resulted in a reduction in Medicare reimbursement as of October 2011 and our ability to mitigate the impact of the reduction, government regulation, the impact of the recently adopted federal health care reform or any future health care reform, any increases in the cost of borrowing under our credit agreements, our ability to comply with covenants contained in those credit agreements, the outcome of professional liability lawsuits and claims, our ability to control ultimate professional liability costs, the accuracy of our estimate of our anticipated professional liability expense, the impact of future licensing surveys, the outcome of proceedings alleging violations of laws and regulations governing quality of care or violations of other laws and regulations applicable to our business, costs and impacts associated with the implementation of our electronic medical records plan, the costs of investing in our business initiatives and development, our ability to control costs, changes to our valuation of deferred tax assets, changes in occupancy rates in our facilities, changing economic and competitive conditions, changes in anticipated revenue and cost growth, changes in the anticipated results of operations, the effect of changes in accounting policies as well as others. Investors also should refer to the risks identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as risks identified in “Part I. Item 1A. Risk Factors” for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the Company’s business plans and prospects. Such cautionary statements identify important factors that could cause our actual results to materially differ from those projected in forward-looking statements. In addition, we disclaim any intent or obligation to update these forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of December 31, 2011, we had outstanding borrowings of approximately $22.7 million that were subject to variable interest rates. In connection with our March 2011 financing agreement, we entered into an interest rate swap with respect to the mortgage loan to mitigate the floating interest rate risk of such borrowing. Therefore, we have no outstanding borrowings subject to variable interest rate risk after the March 1, 2011 refinancing transaction.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Advocat, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2011. Based on this evaluation, the principal executive and financial officers have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). We assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. We have concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control over Financial Reporting

There has been no change (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that has occurred during our fiscal quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our Directors, Executive Officers and Corporate Governance is incorporated herein by reference to our definitive proxy statement for our 2012 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning Executive Compensation is incorporated herein by reference to our definitive proxy statement for our 2012 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information concerning Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to our definitive proxy statement for our 2012 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning Certain Relationships and Related Transactions is incorporated herein by reference to our definitive proxy statement for our 2012 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning the fees and services provided by our principal accountant is incorporated herein by reference to our definitive proxy statement for our 2012 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.

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

ADVOCAT INC.

/s/ Wallace E. Olson
Wallace E. Olson
Chairman of the Board
March 7, 2012

/s/ Kelly J. Gill
Kelly J. Gill
President and Chief Executive Officer
(Principal Executive Officer)
March 7, 2012

/s/ L. Glynn Riddle, Jr.
L. Glynn Riddle, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
March 7, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Wallace E. Olson	/s/ Robert Z. Hensley
Wallace E. Olson	Robert Z. Hensley
Chairman of the Board and Director	Director
March 7, 2012	March 7, 2012

/s/ Chad A. McCurdy	/s/ William C. O’Neil. Jr.
Chad A. McCurdy	William C. O’Neil, Jr.
Vice Chairman of the Board and Director	Director
March 7, 2012	March 7, 2012

/s/ Kelly J. Gill	/s/ Richard M. Brame
Kelly J. Gill	Richard M. Brame
President and Chief Executive Officer	Director
Director	March 7, 2012
March 7, 2012

ADVOCAT INC. AND SUBSIDIARIES

Consolidated Financial Statements

For the Years Ended December 31, 2011, 2010 and 2009

Together with Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Advocat Inc.

Brentwood, Tennessee

We have audited the accompanying consolidated balance sheets of Advocat Inc. as of December 31, 2011 and 2010 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advocat Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Nashville, Tennessee

March 7, 2012

ADVOCAT INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2011 AND 2010

ASSETS	2011	2010
CURRENT ASSETS:
Cash and cash equivalents	$6,692,000	$8,862,000
Receivables, less allowance for doubtful accounts of $2,882,000 and $2,822,000, respectively	26,342,000	23,801,000
Other receivables	1,739,000	424,000
Prepaid expenses and other current assets	3,448,000	4,102,000
Income tax refundable	1,058,000	1,439,000
Deferred income taxes	6,041,000	4,207,000

Total current assets	45,320,000	42,835,000

PROPERTY AND EQUIPMENT, at cost	93,351,000	78,690,000
Less accumulated depreciation	(47,326,000)	(41,563,000)
Discontinued operations, net	1,053,000	1,053,000

Property and equipment, net (variable interest entity restricted – 2011: $7,298,000; 2010: $0)	47,078,000	38,180,000

OTHER ASSETS:
Deferred income taxes	10,352,000	12,408,000
Deferred financing and other costs, net	1,318,000	834,000
Other assets	3,680,000	2,319,000
Acquired leasehold interest, net	8,996,000	9,380,000

Total other assets	24,346,000	24,941,000

	$116,744,000	$105,956,000

LIABILITIES AND SHAREHOLDERS’ EQUITY	2011	2010
CURRENT LIABILITIES:
Current portion of long-term debt and capitalized lease obligations (variable interest entity nonrecourse – 2011: $173,000; 2010: $0)	$1,131,000	$582,000
Trade accounts payable	3,928,000	3,120,000
Accrued expenses:
Payroll and employee benefits	13,589,000	11,047,000
Current portion of self-insurance reserves	8,470,000	7,379,000
Other current liabilities	2,767,000	4,479,000

Total current liabilities	29,885,000	26,607,000

NONCURRENT LIABILITIES:
Long-term debt and capitalized lease obligations, less current portion (variable interest entity nonrecourse – 2011: $5,067,000; 2010: $0)	28,768,000	23,819,000
Self-insurance liabilities, less current portion	12,049,000	11,659,000
Other noncurrent liabilities	18,155,000	16,748,000

Total noncurrent liabilities	58,972,000	52,226,000

COMMITMENTS AND CONTINGENCIES

SERIES C REDEEMABLE PREFERRED STOCK, $.10 par value, 5,000 shares authorized, issued and outstanding, stated value of $4,918,000	4,918,000	4,918,000

SHAREHOLDERS’ EQUITY:
Series A preferred stock, authorized 200,000 shares, $.10 par value, none issued and outstanding	—	—
Common stock, authorized 20,000,000 shares, $.01 par value, 6,061,000 and 5,976,000 shares issued, 5,829,000 and 5,744,000 shares outstanding, respectively	61,000	60,000
Treasury stock at cost, 232,000 shares of common stock	(2,500,000)	(2,500,000)
Paid-in capital	18,219,000	17,896,000
Retained earnings	6,480,000	6,749,000
Accumulated other comprehensive loss	(945,000)	—

Total shareholders’ equity of Advocat Inc.	21,315,000	22,205,000
Non-controlling interests	1,654,000	—

Total shareholders’ equity	22,969,000	22,205,000

	$116,744,000	$105,956,000

The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2011	2010	2009
REVENUES:
Patient revenues, net	$314,715,000	$290,130,000	$276,979,000

EXPENSES:
Operating	243,929,000	229,081,000	219,567,000
Lease	22,939,000	22,600,000	21,791,000
Professional liability	10,962,000	5,364,000	8,228,000
General and administrative	25,589,000	19,680,000	17,926,000
Depreciation and amortization	6,592,000	5,825,000	5,446,000
Asset impairment	344,000	—	—

	310,355,000	282,550,000	272,958,000

OPERATING INCOME	4,360,000	7,580,000	4,021,000

OTHER INCOME (EXPENSE):
Foreign currency transaction gain	—	—	191,000
Other income	—	—	549,000
Interest income	11,000	2,000	161,000
Interest expense	(2,366,000)	(1,634,000)	(1,877,000)
Debt retirement costs	(112,000)	(127,000)	—

	(2,467,000)	(1,759,000)	(976,000)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,893,000	5,821,000	3,045,000
PROVISION FOR INCOME TAXES	(509,000)	(1,858,000)	(1,165,000)

NET INCOME FROM CONTINUING OPERATIONS	1,384,000	3,963,000	1,880,000

NET INCOME FROM DISCONTINUED OPERATIONS:
Operating income (loss), net of tax (benefit) provision of $(6,000), $177,000 and $449,000, respectively	(17,000)	344,000	721,000
Disposal and impairment, net of tax benefit of $217,000	—	(458,000)	—

DISCONTINUED OPERATIONS	(17,000)	(114,000)	721,000

NET INCOME	1,367,000	3,849,000	2,601,000
PREFERRED STOCK DIVIDENDS	(344,000)	(344,000)	(344,000)

NET INCOME FOR COMMON STOCK	$1,023,000	$3,505,000	$2,257,000

NET INCOME PER COMMON SHARE:
Per common share – basic
Continuing operations	$0.18	$0.63	$0.27
Discontinued operations	—	(0.02)	0.13

	$0.18	$0.61	$0.40

Per common share – diluted
Continuing operations	$0.18	$0.62	$0.26
Discontinued operations	(0.01)	(0.02)	0.13

	$0.17	$0.60	$0.39

COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.22	$0.215	$0.15

WEIGHTED AVERAGE COMMON SHARES:
Basic	5,774,000	5,732,000	5,678,000

Diluted	5,906,000	5,854,000	5,797,000

The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2011	2010	2009

NET INCOME	$1,367,000	$3,849,000	$2,601,000

OTHER COMPREHENSIVE INCOME:
Change in fair value of cash flow hedge	(1,524,000)	—	—
Income tax benefit	579,000	—	—

	(945,000)	—	—

COMPREHENSIVE INCOME	$422,000	$3,849,000	$2,601,000

The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders’ Equity of	Non- Controlling	Total Shareholders’
	Shares Issued	Amount	Shares	Amount	Capital	Earnings	Loss	Advocat Inc.	Interests	Equity

BALANCE, DECEMBER 31, 2008	5,903,000	$59,000	232,000	$(2,500,000)	$16,903,000	$3,089,000	—	—	—	$17,551,000
Net Income	—	—	—	—	—	2,601,000	—	—	—	2,601,000
Preferred stock dividends	—	—	—	—	—	(344,000)	—	—	—	(344,000)
Common stock dividends declared	—	—	—	—	6,000	(859,000)	—	—	—	(853,000)
Exercise of stock options	46,000	—	—	—	(76,000)	—	—	—	—	(76,000)
Purchase of restricted share units	—	—	—	—	76,000	—	—	—	—	76,000
Tax impact of equity grant exercises	—	—	—	—	118,000	—	—	—	—	118,000
Stock based compensation	—	—	—	—	620,000	—	—	—	—	620,000

BALANCE, DECEMBER 31, 2009	5,949,000	59,000	232,000	(2,500,000)	17,647,000	4,487,000	—	—	—	19,693,000
Net Income	—	—	—	—	—	3,849,000	—	—	—	3,849,000
Preferred stock dividends	—	—	—	—	—	(344,000)	—	—	—	(344,000)
Common stock dividends declared	—	—	—	—	9,000	(1,243,000)	—	—	—	(1,234,000)
Exercise of stock options	27,000	1,000	—	—	(51,000)	—	—	—	—	(50,000)
Purchase of restricted share units	—	—	—	—	29,000	—	—	—	—	29,000
Tax impact of equity grant exercises	—	—	—	—	(90,000)	—	—	—	—	(90,000)
Stock based compensation	—	—	—	—	352,000	—	—	—	—	352,000

BALANCE, DECEMBER 31, 2010	5,976,000	60,000	232,000	(2,500,000)	17,896,000	6,749,000	—	22,205,000	—	22,205,000
Net Income	—	—	—	—	—	1,367,000	—	1,367,000	—	1,367,000
Preferred stock dividends	—	—	—	—	—	(344,000)	—	(344,000)	—	(344,000)
Common stock dividends declared	—	—	—	—	21,000	(1,292,000)	—	(1,271,000)	—	(1,271,000)
Issuance/redemption of equity grants, net	85,000	1,000	—	—	39,000	—	—	40,000	—	40,000
Interest rate cash flow hedge	—	—	—	—	—	—	(945,000)	(945,000)	—	(945,000)
Tax impact of equity grant exercises	—	—	—	—	(162,000)	—	—	(162,000)	—	(162,000)
Consolidation of non-controlling interests of variable interest entity	—	—	—	—	—	—	—	—	1,654,000	1,654,000
Stock based compensation	—	—	—	—	425,000	—	—	425,000	—	425,000

BALANCE, DECEMBER 31, 2011	6,061,000	$61,000	232,000	$(2,500,000)	$18,219,000	$6,480,000	$(945,000)	$21,315,000	$1,654,000	$22,969,000

The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,367,000	$3,849,000	$2,601,000
Discontinued operations	(17,000)	(114,000)	721,000

Net income from continuing operations	1,384,000	3,963,000	1,880,000
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	6,592,000	5,825,000	5,446,000
Provision for doubtful accounts	2,330,000	2,127,000	1,965,000
Deferred income tax provision (benefit)	801,000	2,041,000	(528,000)
Provision for (benefit from) self-insured professional liability, net of cash payments	1,767,000	(754,000)	2,774,000
Stock-based compensation	537,000	597,000	689,000
Amortization of deferred balances	160,000	213,000	382,000
Provision for leases in excess of cash payments	320,000	782,000	1,254,000
Payment from lessor for leasehold improvement	—	120,000	771,000
Non-cash gain on settlement of contingent liability	—	—	(549,000)
Foreign currency transaction gain	—	—	(191,000)
Debt retirement costs	79,000	127,000	—
Non-cash interest income	—	—	(41,000)
Non-cash interest accretion	176,000	—	—
Asset impairment	344,000	—	—
Changes in other assets and liabilities affecting operating activities:
Receivables, net	(6,507,000)	(3,787,000)	(4,200,000)
Prepaid expenses and other assets	(140,000)	(1,817,000)	621,000
Trade accounts payable and accrued expenses	1,589,000	(94,000)	(4,000)

Net cash provided by continuing operations	9,432,000	9,343,000	10,269,000
Discontinued operations	609,000	713,000	2,109,000

Net cash provided by operating activities	10,041,000	10,056,000	12,378,000

(Continued)

ADVOCAT INC. SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	$(13,357,000)	$(6,363,000)	$(6,372,000)
Payment for construction in progress – leased facility	—	—	(6,891,000)
Notes receivable collected	—	—	4,184,000
Increase in restricted cash	(1,029,000)	—	—
Deposits and other deferred balances	(31,000)	—	59,000

Net cash used in continuing operations	(14,417,000)	(6,363,000)	(9,020,000)
Discontinued operations	—	(45,000)	(187,000)

Net cash used in investing activities	(14,417,000)	(6,408,000)	(9,207,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(24,583,000)	(4,278,000)	(7,581,000)
Proceeds from issuance of debt	29,554,000	3,463,000	—
Financing costs	(797,000)	(511,000)	(42,000)
Payment of common stock dividends	(1,272,000)	(1,203,000)	(573,000)
Payment of preferred stock dividends	(344,000)	(344,000)	(344,000)
Non-controlling interest equity investment	3,000	—	—
Construction allowance receipts – leased facility	—	—	6,891,000
Payment for preferred stock restructuring	(546,000)	(528,000)	(512,000)
Issuance of restricted share units	190,000	57,000	76,000
Net settlement of exercised stock options	1,000	(51,000)	(75,000)

Net cash provided by (used in) financing activities	2,206,000	(3,395,000)	(2,160,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,170,000)	253,000	1,011,000

CASH AND CASH EQUIVALENTS, beginning of period	8,862,000	8,609,000	7,598,000

CASH AND CASH EQUIVALENTS, end of period	$6,692,000	$8,862,000	$8,609,000

SUPPLEMENTAL INFORMATION:
Cash payments of interest, net of amounts capitalized	$1,875,000	$1,353,000	$1,512,000

Cash payments of income taxes, net of refunds	$627,000	$617,000	$1,413,000

NON-CASH TRANSACTIONS:

As discussed in Note 6 the Company entered into capitalized lease agreements and recorded $527,000 and $387,000 in 2011 and 2010, respectively, in fixed assets and capital lease obligations. These non-cash transactions have been excluded from the consolidated statements of cash flows. As discussed in Note 11, the Company was deemed to have control and was considered owner of the Brentwood Terrace replacement facility during the construction period. Upon completion of construction of the replacement facility during the third quarter 2009, a sale and leaseback of the facility was deemed to have occurred and the Company removed both the facility asset and the long term liability from its consolidated balance sheet, resulting in non cash reductions of property and long term liability of $7.7 million.

The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011, 2010 AND 2009

1.	COMPANY AND ORGANIZATION

Advocat Inc. (together with its subsidiaries, “Advocat” or the “Company”) provides long-term care services to nursing center patients in eight states, primarily in the Southeast and Southwest United States. The Company’s centers provide a range of health care services to their patients. In addition to the nursing, personal care and social services usually provided in long-term care centers, the Company offers a variety of comprehensive rehabilitation services as well as nutritional support services.

As of December 31, 2011, the Company’s continuing operations consist of 47 nursing centers with 5,445 licensed nursing beds. The Company owns 9 and leases 38 of its nursing centers. The Company’s continuing operations include centers in Alabama, Arkansas, Florida, Kentucky, Ohio, Tennessee, Texas and West Virginia.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the operations and accounts of Advocat and its subsidiaries, all wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. Any variable interest entities (“VIEs”) in which the Company has an interest are consolidated when the Company identifies that it is the primary beneficiary. The Company has one variable interest entity and it relates to a nursing center in West Virginia further described in Note 3.

The Company is managed as one reporting unit for internal purposes and for managing the enterprise. Therefore, management has concluded that the Company is operated as a single reportable segment, as defined in The Financial Accounting Standards Board’s (“FASB”) guidance on “Segment Reporting.”

Revenues

Patient Revenues

The fees charged by the Company to patients in its nursing centers are recorded on an accrual basis. These rates are contractually adjusted with respect to individuals receiving benefits under federal and state-funded programs and other third-party payors. Rates under federal and state-funded programs are determined prospectively for each facility and may be based on the acuity of the care and services provided. These rates may be based on facility’s actual costs subject to program ceilings and other limitations or on established rates based on acuity and services provided as determined by the federal and state-funded programs. Amounts earned under federal and state programs with respect to nursing home patients are subject to review by the third-party payors which may result in retroactive adjustments. In the opinion of management, adequate provision has been made for any adjustments that may result from such reviews. Retroactive adjustments, if any, are recorded when objectively determinable, generally within three years of the close of a reimbursement year depending upon the timing of appeals and third-party settlement reviews or audits. During the years ended December 31, 2011, 2010 and 2009, the Company recorded $663,000, $(2,000) and $109,000 of net favorable (unfavorable) estimated settlements from federal and state programs for periods prior to the beginning of fiscal 2011, 2010 and 2009, respectively.

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

The Company includes the provision for doubtful accounts in operating expenses in its Consolidated Statements of Income. The provisions for doubtful accounts of continuing operations were $2,330,000, $2,127,000 and $1,965,000 for 2011, 2010 and 2009, respectively. The provision for doubtful accounts of continuing operations was 0.7% of net revenue during 2011, 2010, and 2009.

Lease Expense

As of December 31, 2011, the Company operates 38 nursing centers under operating leases, including 36 owned or financed by Omega Healthcare Investors, Inc. (together with its subsidiaries, “Omega”) and two owned by other parties. The Company’s operating leases generally require the Company to pay stated rent, subject to increases based on changes in the Consumer Price Index, a minimum percentage increase, or increases in the net revenues of the leased properties. The Company’s Omega leases require the Company to pay certain scheduled rent increases. Such scheduled rent increases are recorded as additional lease expense on a straight-line basis recognized over the term of the related leases.

See Notes 3, 8 and 11 for a discussion regarding the Company’s Master Lease with Omega, the termination of leases for certain facilities and the addition of certain leased facilities.

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

In accordance with FASB guidance on “Property, Plant and Equipment,” specifically the discussion around the accounting for the impairment or disposal of long-lived assets, the Company routinely evaluates the recoverability of the carrying value of its long-lived assets, including when significant adverse changes in the general economic conditions and significant deteriorations of the underlying cash flows or fair values of the property indicate that the carrying amount of the property may not be recoverable. The need to recognize impairment is based on estimated future undiscounted cash flows from a property compared to the carrying value of that property.

On July 29, 2011, the Centers for Medicare & Medicaid Services (“CMS”) issued its final rule for skilled nursing facilities effective October 1, 2011, reducing Medicare reimbursement rates for skilled nursing facilities by 11.1% and also making changes to rehabilitation therapy regulations. This final rule will have a negative effect on the Company’s revenue and costs in Medicare’s fiscal year ending September 30, 2012 as compared to Medicare’s fiscal year ended September 30, 2011. As a result of this negative impact, an interim impairment analysis was conducted in 2011, and the Company determined that the carrying value of the long-lived assets of one of its leased nursing centers exceeded the fair value. As a result, the Company recorded a fixed asset impairment charge during 2011 of $344,000 to reduce the carrying value of these assets.

In the fourth quarter of 2010, the Company recorded an impairment of approximately $402,000 related to land held as discontinued operations. The Company’s impairment charge was corroborated by local market data. No impairment of long lived assets was recognized in 2009.

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

Acquired Leasehold Interest

The Company has recorded an acquired leasehold interest intangible asset related to an acquisition completed during 2007. The intangible asset is accounted for in accordance with the FASB’s guidance on goodwill and other intangible assets, and is amortized on a straight-line basis over the remaining life of the acquired lease, including renewal periods, the original period of which is approximately 28 years from the date of acquisition. The lease terms for the seven centers this intangible relates to provide for an initial term and renewal periods at the Company’s option through May 31, 2035. As the renewal periods of the acquired leased facilities are solely based on the Company’s option, it is expected that costs (if any) to renew the lease through its current amortization period would be nominal and the decision to continue to lease the acquired facilities lies solely within the Company’s intent to continue to operate the seven facilities. Any renewal costs would be included in deferred lease costs and amortized over the renewal period. Amortization expense of approximately $384,000 related to this intangible asset was recorded during each of the years ended December 31, 2011, 2010 and 2009, respectively.

The carrying value of the acquired leasehold interest intangible and the accumulated amortization are as follows:

	December 31
	2011	2010
Intangible	$10,652,000	$10,652,000
Accumulated Amortization	(1,656,000)	(1,272,000)

Net Intangible	$8,996,000	$9,380,000

The Company evaluates the recoverability of the carrying value of the acquired leasehold intangible in accordance with the FASB’s guidance on accounting for the impairment or disposal of long-lived assets. Included in this evaluation is whether significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows or fair values of the intangible asset, indicate that the carrying amount of the intangible asset may not be recoverable. The need to recognize an impairment charge is based on estimated future undiscounted cash flows from the asset compared to the carrying value of that asset. If recognition of an impairment charge is necessary, it is measured as the amount by which the carrying amount of the intangible asset exceeds the fair value of the intangible asset.

The expected amortization expense for the acquired leasehold interest intangible asset is as follows:

2012	$384,000
2013	384,000
2014	384,000
2015	384,000
2016	384,000
Thereafter	7,076,000

$8,996,000

Self Insurance

Self-insurance liabilities primarily represent the accrual for self insured risks associated with general and professional liability claims, employee health insurance and workers’ compensation. The Company’s health insurance liability is based on known claims incurred and an estimate of incurred but unreported claims determined by an analysis of historical claims paid. The Company’s workers’ compensation liability relates primarily to periods of self insurance prior to May 1997 and consists of an estimate of the future costs to be incurred for the known claims.

Final determination of the Company’s actual liability for incurred general and professional liability claims is a process that takes years. The Company evaluates the adequacy of this liability on a quarterly basis and engages a third-party actuarial firm to conduct an analysis semi-annually in the second and fourth quarters. The semi-annual actuarial analysis is prepared by the Actuarial Division of Willis of Tennessee, Inc. (“Willis”) based on data furnished as of May 31 and November 30 each year.

On a quarterly basis, the Company obtains reports of asserted claims and lawsuits incurred. These reports, which are provided by the Company’s insurers and a third party claims administrator, contain information relevant to the actual expense already incurred with each claim as well as the third-party administrator’s estimate of the anticipated total cost of the claim. This information is reviewed by the Company quarterly and provided to the actuary semi-annually. The actuary also considers historical data regarding the frequency and cost of the Company’s claims over a multi-year period and information regarding the Company’s number of occupied beds to develop estimates of the Company’s ultimate professional liability cost for current periods. The actuary estimates the Company’s professional liability accrual for past periods by using currently-known information to adjust the initial liability that was created for that period. Based on the actual claim information obtained, the semi-annual estimates received from Willis and on estimates regarding the number and cost of additional claims anticipated in the future, the Company records its estimate of professional liability expense as of the end of each quarter. This expense is revised upward or downward on a quarterly basis.

All losses are projected on an undiscounted basis. The self-insurance liabilities include estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of related legal costs incurred and expected to be incurred.

One of the key assumptions in the actuarial analysis is that historical losses provide an accurate forecast of future losses. Changes in legislation such as tort reform, changes in our financial condition, changes in our risk management practices and other factors may affect the severity and frequency of claims incurred in future periods as compared to historical claims.

Another key assumption is the limit of claims to a maximum of $4.5 million. The actuary has selected this limit based on the Company’s historical data. While most of the Company’s claims have been for amounts less than the $4.5 million, there have been claims at higher amounts, and there may be claims above this level in the future. The facts and circumstances of each claim vary significantly, and the amount of ultimate liability for an individual claim may vary due to many factors, including whether the case can be settled by agreement, the quality of legal representation, the individual jurisdiction in which the claim is pending, and the views of the particular judge or jury deciding the case. To date, the Company has not experienced an uninsured loss in excess of this limit. In the event that the Company believes it has incurred a loss in excess of this limit, an adjustment to the liabilities determined by the actuary would be necessary.

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

Income Taxes

The Company follows the FASB’s guidance on Accounting for Income Taxes, which requires an asset and liability approach for financial accounting and reporting of income taxes. Under this method, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse. The Company assesses the need for a valuation allowance to reduce the deferred tax assets by the amount that is believed is more likely than not to not be utilized through the turnaround of existing temporary differences, future earnings, or a combination thereof, including certain net operating loss carryforwards we do not expect to realize due to change in ownership limitations. The Company follows the guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns evaluating the need to recognize or derecognize uncertain tax positions. See Note 10 for additional information related to the provision for income taxes.

Disclosure of Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, receivables, trade accounts payable and accrued expenses approximate fair value because of the short-term nature of these accounts. The Company’s self-insurance liabilities are reported on an undiscounted basis as the timing of estimated settlements cannot be determined.

The Company follows the FASB’s guidance on Fair Value Measurements and Disclosures which provides rules for using fair value to measure assets and liabilities as well as a fair value hierarchy that prioritizes the information used to develop the measurements. It applies whenever other guidance requires (or permits) assets or liabilities to be measured at fair value and gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).

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

The Company has not elected to expand the use of fair value measurements for assets and liabilities. As such, its long-term debt obligations, receivables and trade accounts payable are still reported at their carrying values. It is noted that the assessment of carrying value compared to fair value for impairment analysis, as discussed in Note 2 “Property and Equipment,” follow these fair value principles and hierarchy.

As further discussed in Note 6, in conjunction with the debt agreements entered into in March 2011, the Company entered into an interest rate swap agreement with a member of the bank syndicate as the counterparty. The applicable guidance requires companies to recognize all derivative instruments as either assets or liabilities at fair value in a company’s balance sheets.

As the Company’s interest rate swap, a cash flow hedge, is not traded on a market exchange, the fair value is determined using a valuation model based on a discounted cash flow analysis. This analysis reflects the contractual terms of the interest rate swap agreement and uses observable market-based inputs, including estimated future LIBOR interest rates. The fair value of the Company’s interest rate swap is the net difference in the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates and are observable inputs available to a market participant. The interest rate swap valuation is classified in Level 2 of the fair value hierarchy.

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

Net Income per Common Share

The Company follows the FASB’s guidance on Earnings Per Share for the financial reporting of net income per common share. Basic earnings per common share excludes dilution and restricted shares and is computed by dividing income available to common shareholders by the weighted-average number of common shares, excluding restricted shares, outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or otherwise resulted in the issuance of common stock that then shared in the earnings of the Company. See Note 9 for additional disclosures about the Company’s Net Income per Common Share.

Stock-Based Compensation

The Company follows the FASB’s guidance on Stock Compensation to account for share-based payments granted to employees and recorded non-cash stock-based compensation expense of $537,000, $597,000 and $689,000 during the years ended December 31, 2011, 2010 and 2009, respectively. Such amounts are included as components of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. See Note 8 for additional disclosures about the Company’s stock-based compensation plans.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of other comprehensive income (loss). Comprehensive income (loss) is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized in the calculation of net income. The Company has chosen to present the components of other comprehensive income in a separate statement of Comprehensive income. Currently, the Company’s other comprehensive income (loss) consists of a deferred loss on the Company’s interest rate swap transaction accounted for as a cash flow hedge.

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

In July 2011, the FASB issued updated guidance in the form of a FASB Accounting Standards Update on “Health Care Entities: Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities.” This guidance impacts health care entities that recognize significant amounts of patient service revenue at the time the services are rendered even though they do not assess the patient’s ability to pay. This updated guidance requires an impacted health care entity to present its provision for doubtful accounts as a deduction from revenue, similar to contractual discounts. Accordingly, patient service revenue for entities subject to this updated guidance will be required to be reported net of both contractual discounts and provision for doubtful accounts. The updated guidance also requires certain qualitative disclosures about the entity’s policy for recognizing revenue and bad debt expense for patient service transactions. The guidance is effective for the Company starting January 1, 2012. Based on the Company’s assessment of its admission procedures, the Company does not believe that it is an impacted health care entity under this guidance since it assesses each patient’s ability or the patient’s payor source’s ability to pay. As a result of this assessment, the Company will continue to record bad debt expense as a component of operating expense, and adoption will not have an impact on the Company’s consolidated financial statements.

Reclassifications

As discussed in Note 7, the consolidated financial statements of the Company have been reclassified to reflect as discontinued operations certain divestitures and lease terminations. Certain amounts in the 2010 and 2009 Consolidated Financial Statements have been reclassified to conform to the presentation of 2011.

3.	ACQUISITIONS

West Virginia Facility

On December 28, 2011, the Company completed construction of Rose Terrace Health and Rehabilitation Center (“Rose Terrace”), its third health care center in West Virginia. The state of the art 90-bed skilled nursing center is located in Culloden, West Virginia, along the Huntington-Charleston corridor, and offers 24-hour skilled nursing care designed to meet the care needs of both short and long term nursing patients. The Rose Terrace nursing center utilizes a Certificate of Need the Company obtained in June 2009, when the Company completed the acquisition of certain assets of a skilled nursing center in West Virginia. The facility is expected to obtain its Medicare and Medicaid certifications in the first quarter of 2012.

The Company has a lease agreement with the real estate developer that constructed, furnished, and equipped Rose Terrace that provides an initial lease term of 20 years and the option to renew the lease for two additional five-year periods. The agreement provides the Company the right to purchase the center beginning at the end of the first year of the initial term of the lease and continuing through the fifth year for a purchase price ranging from 110% to 120% of the total project cost.

The Company has no equity interest in the entity that constructed the new facility and does not guarantee any debt obligations of the entity. The owners of the facility have provided guarantees of the debt of the entity and, based on those guarantees, the entity is considered to be a variable interest entity (“VIE”).

The Company owns the underlying Certificate of Need that is required for operation as a skilled nursing center. During 2011, the Company determined it is the primary beneficiary of the VIE based primarily on the ownership of the Certificate of Need, the fixed price purchase option described above, its ability to direct the activities that most significantly impact the economic performance of the VIE and the right to receive potentially significant benefits from the VIE.

The following table summarizes the accounts and amounts included in the Company’s Consolidated Balance Sheet that are associated with the real estate developer’s interests in the VIE. These assets can be used only to settle obligations of the VIE and none of these liabilities provide creditors with recourse to the general assets of the Company.

December 31, 2011
Land	$787,000
Building and improvements	5,938,000
Furniture, fixtures and equipment	573,000
Other assets	46,000

$7,344,000

Current liabilities	$450,000
Notes payable	5,240,000
Non-controlling interests equity	1,654,000

$7,344,000

Gain on Settlement of acquisition liability

During 2009, the Company recorded a gain of $549,000 in other income as a result of an agreement with CMS to settle cost report obligations related to the 2007 acquisition of leasehold interests in certain nursing centers. The cost report obligations sought by CMS totaled approximately $1,180,000 and related to Medicare reimbursement for 1997 and earlier periods for one of the acquired facilities. During 2008, the Company recorded a liability of $1,022,000 for its estimate of its ultimate liability for this assessment and defense costs and the gain resulted from payments of the settlements and legal fees being less than the amounts previously accrued.

4.	RECEIVABLES

Receivables, before the allowance for doubtful accounts, consist of the following components:

	December 31,
	2011	2010
Medicare	$11,296,000	$10,603,000
Medicaid and other non-federal government programs	10,695,000	9,758,000
Other patient and resident receivables	7,233,000	6,262,000

	$29,224,000	$26,623,000

Other receivables and advances	$1,739,000	$424,000

The other receivables and advances balance at December 31, 2011 is composed of $1,335,000 related to renovation projects funded by Omega. See Note 11 for additional discussion of these receivables and leased facility construction projects.

The Company provides credit for a substantial portion of its revenues and continually monitors the credit-worthiness and collectability from its patients, including proper documentation of third-party coverage. The Company is subject to accounting losses from uncollectible receivables in excess of its reserves.

Substantially all receivables are pledged as collateral on the Company’s debt obligations.

5.	PROPERTY AND EQUIPMENT

Property and equipment, at cost, consists of the following:

	December 31,
	2011	2010
Land	$2,706,000	$1,919,000
Buildings and leasehold improvements	63,108,000	54,032,000
Furniture, fixtures and equipment	27,537,000	22,739,000

	$93,351,000	$78,690,000

As discussed further in Note 6, the property and equipment of certain skilled nursing centers are pledged as collateral for mortgage debt obligations. In addition, the Company has assets recorded as capital leased assets purchased through capitalized lease obligations. The Company capitalizes leasehold improvements which will revert back to the lessor of the property at the expiration or termination of the lease, and depreciates these improvements over the shorter of the remaining lease term or the assets’ estimated useful lives.

As discussed further in Note 3, the Company has consolidated the assets and liabilities of a real estate developers interest in a center the Company leases.

6.	LONG-TERM DEBT, INTEREST RATE SWAP AND CAPITALIZED LEASE OBLIGATIONS

Long-term debt consists of the following:

	December 31,
	2011	2010
Mortgage loan with a syndicate of banks; issued in March 2011; payable monthly, interest at 4.5% above LIBOR but fixed at 7.07% based on the interest rate swap described below.	$22,715,000	$—

Mortgage loan payable to a commercial finance company; issued in August 2006; refinanced in March 2011 as described below; payable monthly, interest at 3.75% above LIBOR (4.01% at December 31, 2010).	—	20,551,000

Revolving credit facility borrowings payable to a bank; entered into in March 2010; amended in March 2011 as described below; secured by receivables of the Company; interest at 4.5% above LIBOR (6.5% at December 31, 2010).	—	3,463,000

Commercial loan of consolidated VIE, payable by VIE landlord to a bank; issued in January 2011; payable monthly, fixed interest rate of 5.3%.	5,240,000	—

	27,955,000	24,014,000
Less current portion	(576,000)	(442,000)

	$27,379,000	$23,572,000

As of December 31, 2011, the Company’s weighted average interest rate on long-term debt, including the impact of the interest rate swap, was approximately 6.74%.

On March 1, 2011, the Company entered into an agreement with a syndicate of banks to refinance the Company’s mortgage loan scheduled to mature in August 2011 and extend the Company’s revolving credit facility. Under the terms of the new agreement, the syndicate of banks provided mortgage debt (“Mortgage Loan”) of $23 million with a five year maturity and extended the maturity of the Company’s $15 million revolving credit facility (“revolver”) from March 2013 to March 2016. The proceeds of these new loans were used to retire the Company’s mortgage loan and provided funding for capital improvements at the Company’s owned homes. The Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25 year amortization. Interest is based on LIBOR plus 4.5% but is fixed at 7.07% based on the interest rate swap described below. The new mortgage loan is secured by four owned nursing centers, related equipment and a lien on the accounts receivable of these facilities. The Mortgage Loan and the revolver are cross-collateralized.

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

In connection with the Company’s 2011 and 2010 financing agreements the Company recognized the following debt retirement costs related to the write off of deferred financing on the existing financing agreements and recorded new deferred loan costs related the new financing agreements as follows:

	2011	2010
Write-off of deferred financing costs	$112,000	$127,000
Deferred financing costs capitalized	$776,000	$432,000

Under both agreements, the revolver is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions. As of December 31, 2011, the Company had no borrowings outstanding under the revolving credit facility. Annual fees for letters of credit issued under this revolver are 3.00% of the amount outstanding. The Company has a letter of credit of $4,551,000 to serve as a security deposit for the Company’s leases. Considering the balance of eligible accounts receivable at December 31, 2011, the letter of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $15,000,000, the balance available for borrowing under the revolving credit facility is $10,449,000.

Scheduled principal payments of long-term debt are as follows:

2012	$576,000
2013	608,000
2014	645,000
2015	686,000
2016	25,440,000
Thereafter	—

Total	$27,955,000

The Company’s debt agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and debt service coverage ratios. The Company is in compliance with all such covenants at December 31, 2011. The Company has consolidated $5,240,000 in debt that was added by the entity that owns the West Virginia nursing center. The borrower is subject to covenants concerning total liabilities to tangible net worth as well as current assets compared to current liabilities. The borrower is in compliance with all such covenants at December 31, 2011. The borrower’s liabilities do not provide creditors with recourse to the general assets of the Company.

Interest Rate Swap Cash Flow Hedge

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

The Company assesses the effectiveness of its interest rate swap on a quarterly basis and at December 31, 2011, the Company determined that the interest rate swap was effective. The interest rate swap valuation model indicated a net liability of $1,524,000 at December 31, 2011. The fair value of the interest rate swap is included in “other noncurrent liabilities” on the Company’s consolidated balance sheet. The balance of accumulated other comprehensive loss at December 31, 2011, is $945,000 and reflects the liability related to the interest rate swap, net of the income tax benefit of $579,000. As the Company’s interest rate swap is not traded on a market exchange, the fair value is determined using a valuation model based on a discounted cash flow analysis. This analysis reflects the contractual terms of the interest rate swap agreement and uses observable market-based inputs, including estimated future LIBOR interest rates. The fair value of the Company’s interest rate swap is the net difference in the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates and are observable inputs available to a market participant. The interest rate swap valuation is classified in Level 2 of the fair value hierarchy, in accordance with the FASB’s guidance on Fair Value Measurements and Disclosures.

Capitalized Lease Obligations

During 2011 and 2010, the Company entered into a series of lease agreements to finance the purchase of certain equipment primarily for the implementation of Electronic Medical Records (“EMR”) in its nursing centers. The Company determined the leases were capital in nature and recorded both assets and capitalized lease obligations of $527,000 and $387,000 during 2011 and 2010, respectively. These lease agreements provide three year terms.

In October 2011, the Company completed a sale and leaseback transaction for certain equipment purchased in the implementation of EMR in its nursing centers. The lease transaction, involving $1,219,000 in assets purchased by the Company during 2010 and 2011, is capital in nature, and the Company recorded the cash from the sale and the capitalized lease obligation under the financing during the fourth quarter of 2011. The lease agreement provides a three year term.

Scheduled payments of the capitalized lease obligations are as follows:

2012	$812,000
2013	784,000
2014	491,000

Total	2,087,000
Amounts related to interest	(142,000)

Principal payments on capitalized lease obligation	$1,945,000

7.	DISCONTINUED OPERATIONS

Effective March 31, 2010, the Company terminated operations of four nursing centers in Florida under a lease that, as amended, would have expired in August 2010 and transitioned operations at these leased facilities to a new operator. The operating margins of the four facilities subject to this lease did not meet the Company’s long-term goals. These four homes contributed revenues of $6,852,000 and $25,053,000 and net income of $169,000 and $541,000 in the years ended December 31, 2010 and 2009, respectively. Included in the loss on disposal and impairment is a loss of $273,000 ($185,000 net of tax) on lease termination primarily related to severance, legal and other costs incurred to facilitate the transition as well as the transfer of inventory. While the results of discontinued operations reflect the direct expense related to the Florida regional office which has been closed, they do not reflect any allocation of corporate general and administrative expense or any allocation of corporate interest expense.

CMS issued regulations that became effective October 1, 2009, that prohibited the Company from billing Medicare Part B for certain services. These services produced revenues of $974,000 and net income of $204,000 during the year ended December 31, 2009.

The Company owns land related to a North Carolina assisted living facility it closed in April 2006. The net assets of discontinued operations presented in property and equipment on the accompanying consolidated balance sheet represent the real estate related to this assisted living facility. The Company is continuing its efforts to sell this land. Based on an evaluation of the current fair value of the property, the Company determined the carrying value exceeded the fair value. As a result, the Company recorded an impairment charge of $402,000 ($273,000 net of tax) to reduce the carrying value of the land during 2010.

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

Overview of Plans

The Company adopted the 1994 Incentive and Nonqualified Stock Option Plan for Key Personnel (the “Key Personnel Plan”) and the 1994 Nonqualified Stock Option Plan for the Directors (the “Director Plan”). Under both plans, the option exercise price equals the stock’s closing market price on the day prior to the grant date. The maximum term of any option granted pursuant to either the Key Personnel Plan or to the Director Plan is ten years. In accordance with their terms, the Key Personnel Plan and the Director Plan expired in May 2004 and no further grants can be made under these plans. No options remain outstanding under these plans at December 31, 2011.

In December 2005, the Compensation Committee of the Board of Directors adopted the 2005 Long-Term Incentive Plan (“2005 Plan”). The 2005 Plan allows the Company to issue stock options and other share and cash based awards. Under the 2005 Plan, 700,000 shares of the Company’s common stock have been reserved for issuance upon exercise of equity awards granted thereunder. All grants under this plan expire 10 years from the date the grants were authorized by the Board of Directors.

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

In April 2010, the Compensation Committee of the Board of Directors adopted the 2010 Long-Term Incentive Plan (“2010 Plan”), followed by approval by the Company’s shareholders in June 2010. The 2010 Plan allows the Company to issue stock appreciation rights, stock options and other share and cash based awards. Under the 2010 Plan, 380,000 shares of the Company’s common stock have been reserved for issuance upon exercise of equity awards granted under the 2010 Plan.

Equity Grants and Valuations

During 2011, 2010 and 2009, the Compensation Committee of the Board of Directors approved the grant of Stock Only Stock Appreciation Rights (“SOSARs”) at the market price of the Company’s common stock on the grant date. The SOSARs vest one-third on the first, second and third anniversaries of the grant date. The SOSARs are valued and recorded in the same manner as stock options, and will be settled with issuance of new stock for the difference between the market price on the date of exercise and the exercise price.

During 2011, the Compensation Committee of the Board of Directors approved grants of shares of restricted common stock to certain employees and members of the Board of Directors. The restricted shares vest one-third on the first, second and third anniversaries of the grant date. Unvested shares may not be sold or transferred. During the vesting period, dividends accrue on the restricted shares, but are paid in additional shares of common stock upon vesting, subject to the vesting provisions of the underlying restricted shares. The restricted shares are entitled to the same voting rights as other common shares. Upon vesting, all restrictions are removed.

The Company recorded non-cash stock-based compensation expense for equity grants and RSU’s issued under the Plans of $537,000, $597,000 and $689,000 during the years ended December 31, 2011, 2010, and 2009, respectively. Such amounts are included as components of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. As of December 31, 2011, there was $327,000 in unrecognized compensation costs related to stock-based compensation to be recognized over the applicable remaining vesting periods. The Company estimated the total recognized and unrecognized compensation using the Black-Scholes-Merton equity grant valuation model.

The table below shows the weighted average assumptions the Company used to develop the fair value estimates under its option valuation model:

	Year Ended December 31,
	2011	2010	2009
Expected volatility (range)	59% - 60%	62% - 89%	95% - 111%
Risk free interest rate (range)	1.02% - 1.30%	2.21% - 3.28%	2.02% - 2.40%
Expected dividends	3.93%	3.22%	—
Weighted average expected term (years)	6.0	6.0	6.0

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

In computing the fair value of these equity grants, the Company estimated the equity grants expected term based on the average of the vesting term and the original contractual terms of the grants, consistent with the Securities and Exchange Commission’s interpretive guidance often referred to as the “Simplified Method.” The Company continues to use the Simplified Method since the Company’s exercise history is not representative of the expected term of the equity granted in 2011. The Company’s recent exercise history is primarily from options granted in 2005 that were vested at grant date and were significantly in-the-money due to an increase in stock price during the period between grant date and formal approval by shareholders, and from older options granted several years ago that had fully vested.

The table below describes the resulting weighted average grant date fair values calculated as well as the intrinsic value of options exercised under the Company’s equity awards during each of the following years:

	Year Ended December 31,
	2011	2010	2009
Weighted Average grant date fair value	$2.19	$2.61	$1.91
Total Intrinsic Value of Exercises	$87,000	$192,000	$320,000

The following table summarizes information regarding stock options and SOSAR grants outstanding as of December 31, 2011:

Range of Exercise Prices	Weighted Average Exercise Prices	Grants Outstanding	Intrinsic Value-grants Outstanding	Grants Exercisable	Intrinsic Value-grants Exercisable
$10.40 to $11.59	$11.17	117,000	—	117,000	—
$2.37 to $6.21	$5.10	334,000	175,000	186,000	113,000

		451,000		303,000

As of December 31, 2011, the outstanding equity grants have a weighted average remaining life of 6.65 years and those outstanding equity grants that are exercisable have a weighted average remaining life of 5.62 years. During the year ended December 31, 2011 approximately 18,000 stock option and SOSAR grants were exercised under these plans. All but 13,600 of the equity grants exercised were net settled and those 13,600 contributed $68,000 in proceeds.

Summarized activity of the equity compensation plans is presented below:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2010	610,000	$6.59
Granted	50,000	5.60
Exercised	(18,000)	.87
Expired or cancelled	(191,000)	6.65

Outstanding, December 31, 2011	451,000	$6.68

Exercisable, December 31, 2011	303,000	$7.38

	Restricted Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2010	—	—
Granted	50,000	$6.63
Dividend Equivalents	1,000	6.33
Vested	(6,000)	6.80
Cancelled	(4,000)	6.76

Outstanding December 31, 2011	41,000	$6.57

Summarized activity of the Restricted Share Units for the Stock Purchase Plan is as follows:

	Restricted Share Units	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2010	38,000	$3.41
Granted	43,000	6.80
Dividend Equivalents	2,000	6.36
Vested	(30,000)	2.73
Cancelled	—	—

Outstanding December 31, 2011	53,000	$6.68

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

At the time of the Restructuring Agreement, the Series B Preferred Stock had a recorded value (including accrued dividends) of approximately $4,918,000 and was convertible into approximately 792,000 shares of common stock. The Company issued 5,000 shares of a new Series C Redeemable Preferred Stock (“Series C Preferred Stock”) to Omega in exchange for the 393,658 shares of Series B Preferred Stock held by Omega. The new Series C Preferred Stock has a stated value of approximately $4,918,000 and an annual dividend rate of 7% of its stated value payable quarterly in cash. The Series C Preferred Stock is not convertible, but has been redeemable at its stated value at Omega’s option since September 30, 2010, and since September 30, 2007, has been redeemable at its stated value at the Company’s option. Redemption under the Company’s or Omega’s option is subject to certain limitations.

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

The Series C Preferred Stock shares have preference in liquidation but do not have voting rights. The total redemption value is equal to the stated value plus any accrued but unpaid dividends. The liquidation preference value is equal to the redemption value. The following table reflects activity in the Series C Preferred Stock:

Series C Preferred Stock

	2011	2010	2009
Balance at the beginning of the period	$4,918,000	$6,192,000	$7,891,000
Amortization of preferred stock premium	—	(1,274,000)	(1,699,000)

Balance at the end of the period	$4,918,000	$4,918,000	$6,192,000

9.	NET INCOME (LOSS) PER COMMON SHARE

Information with respect to the calculation of basic and diluted net income (loss) per common share is presented below:

	2011	2010	2009
Basic net income per common share
Net income from continuing operations	$1,384,000	$3,963,000	$1,880,000
Preferred stock dividends	(344,000)	(344,000)	(344,000)

Net income from continuing operations for common stock	1,040,000	3,619,000	1,536,000

Discontinued operations:
Operating income (loss), net of taxes	(17,000)	344,000	721,000
Loss on disposal and impairment, net of taxes	—	(458,000)	—

Income (loss) from discontinued operations	(17,000)	(114,000)	721,000

Net income for common stock	$1,023,000	$3,505,000	$2,257,000

Basic weighted average common shares outstanding	5,774,000	5,732,000	5,678,000

Basic net income per common share:
Net income from continuing operations	$0.18	$0.63	$0.27
Income (loss) from discontinued operations	—	(0.02)	0.13

Basic net income per common share	$0.18	$0.61	$0.40

	2011	2010	2009
Diluted net income per common share
Net income from continuing operations for common stock
	$1,040,000	$3,619,000	$1,536,000
Discontinued operations:
Operating income, net of taxes	(17,000)	344,000	721,000
Loss on disposal and impairment, net of taxes	—	(458,000)	—

Income (loss) from discontinued operations operations	(17,000)	(114,000)	721,000

Net income for common stock	$1,023,000	$3,505,000	$2,257,000

Basic weighted average common shares outstanding	5,774,000	5,732,000	5,678,000
Incremental shares from assumed exercise of options, SoSARs and Restricted Stock Units	132,000	122,000	119,000

Diluted weighted average common shares outstanding	5,906,000	5,854,000	5,797,000

Diluted net income per common share
Net income from continuing operations	$0.18	$0.62	$0.26
Net income (loss) from discontinued operations operations	(0.01)	(0.02)	0.13

Diluted net income per common share	$0.17	$0.60	$0.39

The dilutive effects of the Company’s stock options and Restricted Share Units are included in the computation of diluted income per common share during the periods they are considered dilutive.

The following table reflects the weighted average outstanding SOSARs and Options that were excluded from the computation of diluted earnings per share, as they would have been anti-dilutive:

	2011	2010	2009
SOSARs/Options Excluded	202,000	323,000	228,000

10.	INCOME TAXES

The provision (benefit) for income taxes of continuing operations is composed of the following components:

	Year Ended December 31,
	2011	2010	2009
Current provision :
Federal	$73,000	$(139,000)	$1,543,000
State	225,000	(44,000)	150,000

	298,000	(183,000)	1,693,000

Deferred provision (benefit):
Federal	199,000	1,851,000	(544,000)
State	12,000	190,000	16,000

	211,000	2,041,000	(528,000)

Provision for income taxes of continuing operations	$509,000	$1,858,000	$1,165,000

A reconciliation of taxes computed at statutory income tax rates on income from continuing operations is as follows:

	Year Ended December 31,
	2011	2010	2009
Provision for federal income taxes at statutory rates	$644,000	$1,979,000	$1,035,000
Provision for state income taxes, net of federal benefit	149,000	97,000	221,000
Resolution with tax authorities	(79,000)	—	—
Valuation allowance changes affecting the provision for income taxes	(8,000)	(2,000)	(76,000)
Employment tax credits	(1,000,000)	(580,000)	(600,000)
Nondeductible expenses	437,000	357,000	516,000
Stock based compensation expense	410,000	—	—
Other	(44,000)	7,000	69,000

Provision for income taxes of continuing operations	$509,000	$1,858,000	$1,165,000

The net deferred tax assets and liabilities, at the respective income tax rates, are as follows:

	$10,352,000	$10,352,000
	December 31,
	2011	2010
Current deferred assets:
Credit carryforwards	$1,288,000	$580,000
Allowance for doubtful accounts	1,066,000	953,000
Accrued liabilities	4,961,000	3,813,000

	7,315,000	5,346,000
Less valuation allowance	(298,000)	(196,000)

	7,017,000	5,150,000

Current deferred liabilities:
Prepaid expenses	(976,000)	(943,000)

	$6,041,000	$4,207,000

	$10,352,000	$10,352,000
	December 31,
	2011	2010
Noncurrent deferred assets:
Net operating loss and other carryforwards	$1,720,000	$2,050,000
Deferred lease costs	416,000	471,000
Depreciation	(2,589,000)	(872,000)
Tax goodwill and intangibles	(469,000)	(158,000)
Stock-based compensation	1,242,000	1,847,000
Accrued rent	4,582,000	4,394,000
Impairment of long-lived assets	656,000	513,000
Interest rate swap	579,000	—
Noncurrent self-insurance liabilities	4,785,000	4,843,000

	10,922,000	13,088,000
Less valuation allowance	(570,000)	(680,000)

	$10,352,000	$12,408,000

In 2011, 2010, and 2009, the Company recorded a deferred tax benefit to reverse approximately $8,000, $2,000 and $76,000, respectively, of the valuation allowance on deferred tax assets. The decreases in valuation allowance were based on the Company’s assessment of the realization of certain individual tax assets. The Company continues to maintain a valuation allowance of approximately $868,000 to reduce the deferred tax assets by the amount management believes is more likely than not to not be utilized through the turnaround of existing temporary differences, future earnings, or a combination thereof. In future periods, the Company will continue to assess the need for and adequacy of the remaining valuation allowance.

At December 31, 2011, the Company had $9,194,000 of net operating losses, which expire at various dates beginning in 2019 and continue through 2021. The use of these loss carryforwards is limited by change in ownership provisions of the Federal tax code to a maximum of approximately $4,328,000. In 2005, the Company reduced the deferred tax asset and the corresponding valuation allowances for net operating loss deductions permanently lost as a result of the change in ownership provisions.

Stock-based compensation increases the Company’s effective tax rate to the extent that stock-based compensation expense recorded in the Company’s financial statements is non-deductible for tax purposes. This primarily occurs for equity grants that have a higher grant date fair value than the income tax deduction the Company receives upon exercise.

During 2011, the Company recorded an estimated $400,000 in employment tax credits under the Hiring Incentives to Restore

Employment (HIRE) Act which provided a one-time tax credit. In addition, under the Work Opportunity Tax Credit program the Company recorded $600,000, $580,000 and $600,000 in Work Opportunity Tax Credits during 2011, 2010 and 2009, respectively.

The Company follows the FASB’s guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns evaluating the need to recognize or unrecognize uncertain tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010	2009

Balance at the beginning of the period	$84,000	$76,000	$70,000
Changes in tax positions for prior years	2,000	8,000	6,000

Balance at the end of the period	$86,000	$84,000	$76,000

The unrecognized tax benefits are accrued in “other current liabilities.” The net change in the amount of unrecognized tax benefits during the years ended December 31, 2011, 2010 and 2009 was related primarily to the adjustment of the estimated liability. None of the current unrecognized tax benefits are expected to impact the Company’s effective tax rates.

The Company has chosen to classify interest and penalties as a component separate from income tax expense in its consolidated statements of income. The tax years 2008 through 2010 remain open to examination by major taxing jurisdictions in which the Company operates. During 2010, the Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for the years 2008 and 2009. The examination for both years was completed during 2011 and the Company recognized a combined income tax benefit of $79,000 as a result of the examination.

11.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company is committed under long-term operating leases with various expiration dates and varying renewal options. Minimum annual rentals, including renewal option periods (exclusive of taxes, insurance, and maintenance costs) under these leases beginning January 1, 2012, are as follows:

2012	$23,119,000
2013	23,677,000
2014	24,203,000
2015	24,786,000
2016	25,402,000
Thereafter	442,672,000

$563,859,000

Under lease agreements with Omega and others, the Company’s lease payments are subject to periodic annual escalations as described below and in Note 2. Total lease expense for continuing operations was $22,939,000, $22,600,000 and $21,791,000 for 2011, 2010 and 2009, respectively. The accrued liability related to straight line rent was $11,537,000 and $11,216,000 at December 31, 2011 and 2010, respectively, and is included in “Other noncurrent liabilities” on the accompanying consolidated balance sheets.

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

The Master Lease requires the Company to fund annual capital expenditures related to the leased facilities at an amount currently equal to $412 per licensed bed. These amounts are subject to adjustment for increases in the Consumer Price Index. The Company is in compliance with the capital expenditure requirements. Total required capital expenditures during the remaining lease term and renewal options are $19,257,000. These capital expenditures are being depreciated on a straight-line basis over the shorter of the asset life or the appropriate lease term.

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

Renovation Funding

In April 2011, we entered into an amendment to the Master lease with Omega under which Omega agreed to provide an additional $5,000,000 million to fund renovations to four nursing centers located in Arkansas, Kentucky, Ohio and Texas that are leased from Omega. The annual base rent related to these facilities will be increased to reflect the amount of capital improvements to the respective facilities as the related expenditures are made. The increase is based on a rate of 10.25% per year of the amount financed under this amendment. This arrangement is similar to amendments entered into in 2009, 2006 and 2005 that provided financing totaling $15,000,000 million that was used to fund renovations at twelve nursing centers leased from Omega. In addition to the twelve leased center renovations, in January 2012 the Company held two open houses for leased center projects, one a $1,656,000 major renovation project and the other a $404,000 project to add therapy space and functionality to a nursing center the Company renovated in 2010. The Company currently has two other projects in process, one involving a leased building and the other involving an owned building that it expects to complete in early 2012. The Company is developing plans for additional renovation projects.

The Company completed an expansion to one of its facilities by making use of fifteen licensed beds it acquired in 2005. This expansion project was funded by Omega with the renovation funding previously described. This project increased capacity and footprint compared to the Company’s previous lessor funded facility projects which included renovations of existing facilities, but did not increase capacity. Accordingly, the costs incurred to expand the facility are recorded as a leasehold improvement asset with the amounts reimbursed by Omega for this project included as a long term liability. The capitalized leasehold improvements and lessor reimbursed costs will be amortized over the initial lease term ending in September 2018. The leasehold improvement asset and accumulated amortization are as follows:

	December 31
	2011	2010
Leasehold improvement	$921,000	$921,000
Accumulated Amortization	(210,000)	(105,000)

Net Intangible	$711,000	$816,000

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

Effective June 1, 2010, the Company’s nursing centers are covered by one of two professional liability insurance policies. The Company’s nursing centers in Arkansas, Kentucky, Tennessee, and two centers in West Virginia are currently covered by an insurance policy with coverage limits of $250,000 per medical incident and total annual aggregate policy limits of $750,000. This policy provides the only commercially affordable insurance coverage available for claims made during this period against these nursing centers. The Company’s nursing centers in Alabama, Florida, Ohio, Texas and its new center in West Virginia are currently covered by an insurance policy with coverage limits of $1,000,000 per medical incident, subject to a deductible of $495,000 per claim, with a total annual aggregate policy limit of $15,000,000 and a sublimit per center of $3,000,000.

Estimated Self-Insured Professional Liability Claims-

Because the Company anticipates that its actual liability for existing and anticipated claims will exceed the Company’s professional liability insurance coverage, the Company has recorded total liabilities for professional liability and other claims of $19,357,000 as of December 31, 2011. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis. Amounts are added to the accrual for estimates of anticipated liability for claims incurred during each period, and amounts are deducted from the accrual for settlements paid on existing claims during each period.

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

The Company’s liability for professional liability claims is assessed and adjusted quarterly based on numerous factors, including claims actually reported, lawsuits filed, lawsuits resolved, the results of the semi-annual actuary reports, changes in the Company’s occupied beds and relevant claim development data. The Company records any revisions in estimates and differences between actual settlements and reserves, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Any increase in the accrual decreases income in the period and any reduction in the accrual increases income during the period.

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

The Company’s cash expenditures for self-insured professional liability costs of continuing operations were $8,014,000, $5,145,000 and $4,824,000 for the years ending December 31, 2011, 2010 and 2009, respectively.

Adoption of New Accounting Pronouncements - Self-Insured Professional Liability Claims-

In August 2010, the FASB issued updated guidance in the form of a FASB Accounting Standards Update on “Presentation of Insurance Claims and Related Insurance Recoveries” to clarify that a health care entity should not net insurance recoveries against a related professional liability claim and that the amount of the claim liability should be determined without consideration of insurance recoveries. The update is intended to improve accounting guidance by eliminating an existing industry exception and reduce diversity in practice by removing the ability to offset insurance recoveries against liabilities. The Company adopted this guidance effective January 1, 2011 and, as a result, reclassified amounts representing estimated insurance recoveries previously recorded as offsets to the related liability to an asset. Those amounts totaled $750,000 and $438,000 at December 31, 2011 and 2010, respectively.

Other Insurance-

With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. The Company is completely self-insured for workers’ compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. From June 30, 2003 until June 30, 2007, the Company’s workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. For the period from July 1, 2008 through June 30, 2012, the Company is covered by a prefunded deductible policy. Under this policy, the Company is self-insured for the first $500,000 per claim, subject to an aggregate maximum of $3,000,000. The Company funds a loss fund account with the insurer to pay for claims below the deductible. The Company accounts for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred. The liability for workers compensation claims is $309,000 at December 31, 2011. The Company has a non-current receivable for workers’ compensation policy’s covering previous years of $830,000 as of December 31, 2011. The non-current receivable is a function of payments paid to the Company’s insurance carrier in excess of the estimated level of claims expected to be incurred.

As of December 31, 2011, the Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $175,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $853,000 at December 31, 2011. The differences between actual settlements and liabilities are included in expense in the period finalized.

Employment Agreements

Current employment agreements-

The Company has employment agreements with certain members of management that provide for the payment to these members of amounts up to 1.0 times their annual salary in the event of a termination without cause, a constructive discharge (as defined in each employee agreement), or upon a change in control of the Company (as defined in each employee agreement). The maximum contingent liability under these agreements is $1,101,000 as of December 31, 2011. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by the employee or the Company. In addition, upon the occurrence of any triggering event, these certain members of management may elect to require the Company to purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of the Company’s common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of the Company’s common stock on December 31, 2011, the maximum contingent liability for the repurchase of the equity grants is approximately $41,000. No amounts have been accrued for these contingent liabilities for members of management the Company currently employ. As discussed below, the Company has accrued and will accrue costs under the terms of such agreements for members of management who are no longer employed by the Company or are resigning from their positions with the Company.

Changes in executive officers-

In September 2011, the Company announced the resignation of its Chief Executive Officer, William R. Council, III. The Company recorded $1,258,000 in severance and other expenses in the third quarter of 2011 related to Mr. Council’s departure in accordance with his employment agreement, most of which will be paid on March 31, 2012. The Company and Mr. Council also entered into a six month consulting agreement effective October 1, 2011 to facilitate the transition of management. Under the consulting agreement, Mr. Council receives $36,800 per month through March 2012.

On November 4, 2011, the Company promoted Kelly Gill to Chief Executive Officer of Advocat and appointed him to the Board of Directors. In connection with his promotion, the Company entered into an amendment to his employment agreement. The amendment provides that Mr. Gill is the Chief Executive Officer and increases his base salary to $450,000.

In December 2011, L. Glynn Riddle, Jr., the Company’s Chief Financial Officer, notified the Company that he intends to resign effective March 31, 2012. In connection with his resignation, the Company and Mr. Riddle entered into a retention agreement to facilitate the orderly transition to Mr. Riddle’s successor. The Company will record $246,000 in retention and other expenses in the first quarter of 2012 related to Mr. Riddle’s departure.

On December 20, 2011, the Company appointed Sam Daniel as executive vice president, effective January 1, 2012. In connection with the appointment of Mr. Daniel, the Company entered into an employment agreement which provides that Mr. Daniel is initially executive vice president and will replace Mr. Riddle as Chief Financial Officer following Mr. Riddle’s resignation. Mr. Daniel’s initial base salary will be $250,000.

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

As of December 31, 2011, the Company is engaged in 38 professional liability lawsuits. Four lawsuits are currently scheduled for trial or mediation during the next ten months, and it is expected that additional cases will be set for trial. The ultimate results of any of the Company’s professional liability claims and disputes cannot be predicted. The Company has limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against the Company in one or more of these legal actions could have a material adverse impact on the Company’s financial position and cash flows.

In January 2009, a purported class action complaint was filed in the Circuit Court of Garland County, Arkansas against the Company and certain of its subsidiaries and Garland Nursing & Rehabilitation Center (the “Facility”). The complaint alleges that the defendants breached their statutory and contractual obligations to the patients of the Facility over the past five years. The lawsuit remains in its early stages and has not yet been certified by the court as a class action. The Company intends to defend the lawsuit vigorously.

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

Reimbursement

The Company is unable to predict what, if any, reform proposals or reimbursement limitations will be implemented in the future, or the effect such changes would have on its operations. For the year ended December 31, 2011, the Company derived 34.5% and 49.4% of its total patient and resident revenues related to continuing operations from the Medicare and Medicaid programs, respectively.

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

12.	QUARTERLY FINANCIAL INFORMATION (Unaudited)

Selected quarterly financial information for each of the quarters in the years ended December 31, 2011 and 2010 is as follows:

	Quarter
2011	First	Second	Third	Fourth

Net revenues	$77,130,000	$79,172,000	$80,644,000	$77,769,000

Professional liability expense (1)	1,691,000	1,081,000	4,610,000	3,580,000

Net income (loss) from continuing operations	446,000	2,939,000	(873,000)	(1,128,000)

Loss from discontinued operations	(8,000)	(2,000)	—	(7,000)

Net income (loss) for common stock	$352,000	$2,851,000	$(959,000)	$(1,221,000)

Basic net income per common share:
Net income (loss) from continuing operations	$0.06	$0.49	$(0.17)	$(0.21)
Loss from discontinued operations	—	—	—	—

Net income (loss) per common share	$0.06	$0.49	$(0.17)	$(0.21)

Diluted net income per common share:
Net income (loss) from continuing operations	$0.06	$0.48	$(0.17)	$(0.21)
Loss from discontinued operations	—	—	—	—

Net income (loss) per common share	$0.06	$0.48	$(0.17)	$(0.21)

(1)

The Company’s quarterly results are significantly affected by the amounts recorded for professional liability expense, as discussed further in Note 11. The amount of expense recorded for professional liability in each quarter of 2011 is set forth in the table above.

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

(1)

The Company’s quarterly results are significantly affected by the amounts recorded for professional liability expense, as discussed further in Note 11. The amount of expense recorded for professional liability in each quarter of 2010 is set forth in the table above.

(2)	The loss from discontinued operations in the fourth quarter was the result of an impairment charge of $273,000 net of tax to reduce the carrying value of land held for sale in discontinued operations.

ADVOCAT INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

OF CONTINUING OPERATIONS

(in thousands)

Column A	Column B		Column C		Column D	Column E
		Additions			Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Other	(Write-offs) net of Recoveries	Balance at End of Period

Year ended December 31, 2011:
Allowance for doubtful accounts	$2,822	$2,330	$—	$—	$(2,270)	$2,882

Year ended December 31, 2010:
Allowance for doubtful accounts	$2,566	$2,127	$—	$—	$(1,871)	$2,822

Year ended December 31, 2009:
Allowance for doubtful accounts	$2,839	$1,965	$12	$—	$(2,250)	$2,566

S-1

ADVOCAT INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Column A	Column B		Column C		Column D		Column E
		Additions			Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (2)	Other	Payments		Balance at End of Period

Year ended December 31, 2011:

Professional Liability Reserve	$17,251	$10,155	$(35)	$—	$(8,014	)(1)	$19,357

Workers Compensation Reserve	$346	$1,323	$—	$(257)	$(1,103)		$309

Health Insurance Reserve	$1,003	$7,247	$—	$—	$(7,397)		$853

Year ended December 31, 2010:

Professional Liability Reserve	$18,502	$4,391	$(497)	$—	$(5,145	)(1)	$17,251

Workers Compensation Reserve	$472	$872	$—	$509	$(1,507)		$346

Health Insurance Reserve	$1,121	$8,931	$—	$—	$(9,049)		$1,003

Year ended December 31, 2009:

Professional Liability Reserve	$14,959	$7,598	$769	$—	$(4,824	)(1)	$18,502

Workers Compensation Reserve	$492	$1,689	$—	$—	$(1,709)		$472

Health Insurance Reserve	$1,230	$9,944	$—	$—	$(10,053)		$1,121

(1)	Payments include amounts paid for claims settled during the period as well as payments made under structured arrangements for claims settled in earlier periods.
(2)

As discussed in Note 7 of the Consolidated Financial Statements, the Company has presented the results of certain divestiture and lease termination transactions as discontinued operations. The amounts charged to Other Accounts represent the amounts charged to discontinued operations.

S-2

Exhibit Number	Description of Exhibits

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-76150 on Form S-1).

3.2	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.5 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 33-76150 on Form S-1).

3.4	Bylaw Amendment adopted November 5, 2007 (incorporated by reference to Exhibit 3.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2007).

3.5	Amendment to Certificate of Incorporation dated March 23, 1995 (incorporated by reference to Exhibit A of Exhibit 1 to the Company’s Form 8-A filed March 30, 1995).

3.6	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.4 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company’s Registration Statement No. 33-76150 on Form S-1).

4.2	Amended and Restated Rights Agreement dated as of December 7, 1998 (incorporated by reference to Exhibit 1 to Form 8-A/A filed December 7, 1998).

4.3	Amendment No. 1 to the Amended and Restated Rights Agreement, dated March 19, 2005, by and between Advocat Inc. and SunTrust Bank, as Rights Agent (incorporated by reference to Exhibit 2 to Form 8-A/A filed on March 24, 2005).

4.4	Second Amendment to the Amended and Restated Rights Agreement, dated August 15, 2008, by and between Advocat Inc. and ComputerShare Trust Company, N.A., as successor to SunTrust Bank (incorporated by reference to Exhibit 3 to Form 8-A/A filed on August 18, 2008).

4.5	Third Amendment to Amended and Restated Rights Agreement, dated August 14, 2009, between Advocat, Inc. and Computershare Trust Company, N.A, as successor to SunTrust Bank, (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A/A filed on August 14, 2009).

*10.1	Master Agreement and Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement No. 33-76150 on Form S-1).

10.2	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement No. 33-76150 on Form S-1).

10.3	Advocat Inc. Guaranty in favor of Omega Healthcare Investors, Inc. dated May 10, 1994 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.4	Settlement and Restructuring Agreement dated as of October 1, 2000 among Registrant, Diversicare Leasing Corp., Sterling Health Care Management, Inc., Diversicare Management Services Co., Advocat Finance, Inc., Omega Healthcare Investors, Inc. and Sterling Acquisition Corp. (incorporated by reference to Exhibit 10.83 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.5	Consolidated Amended and Restated Master Lease dated November 8, 2000, effective October 1, 2000, between Sterling Acquisition Corp. (as Lessor) and Diversicare Leasing Corp. (as Lessee) (incorporated by reference to Exhibit 10.84 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

Exhibit Number	Description of Exhibits

10.6	Management Agreement effective October 1, 2000, between Diversicare Leasing Corp. and Diversicare Management Services Co. (incorporated by reference to Exhibit 10.85 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.7	Amended and Restated Security Agreement dated as of November 8, 2000 between Diversicare Leasing Corp and Sterling Acquisition Corp. (incorporated by reference to Exhibit 10.86 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.8	Security Agreement dated as of November 8, 2000 between Sterling Health Care Management, Inc. and Sterling Acquisition Corp. (incorporated by reference to Exhibit 10.87 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.9	Guaranty given as of November 8, 2000 by Registrant, Advocat Finance, Inc., Diversicare Management Services Co., in favor of Sterling Acquisition Corp. (incorporated by reference to Exhibit 10.88 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.10	First Amendment to Consolidated Amended and Restated Master lease dated September 30, 2001 by and between Sterling Acquisition Corp and Diversicare Leasing Corporation. (incorporated by reference to Exhibit 10.126 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.11	Purchase and Sale Agreement dated as of 4th day of November, 2004, by and between McKesson Medical-Surgical Minnesota Supply Inc. a Minnesota corporation, Advocat Distribution Services, Inc., a Tennessee corporation and Diversicare Management Services, Inc. (incorporated by reference to Exhibit 10.121 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.12	Second Amendment to Consolidated Amended and Restated Master Lease dated as of June 15, 2005 by and between Sterling Acquisition Corp. and Diversicare Leasing Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

*10.13	Amended and Restated Employment Agreement dated as of March 31, 2006, by and among Advocat Inc., a Delaware corporation, and William R. Council, III (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006).

*10.14	Employment Agreement dated as of March 31, 2006, by and among Advocat Inc., a Delaware corporation, and L. Glynn Riddle. (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006).

10.15	Restructuring Stock Issuance and Subscription Agreement dated as of October 20, 2006 between Advocat Inc. and Omega Healthcare Investors, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed October 24, 2006).

10.16	Third Amendment to Consolidated Amended and Restated Master Lease executed as of October 20, 2006, to be effective as of October 1, 2006 by and between Sterling Acquisition Corp. and Diversicare Leasing Corporation (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed October 24, 2006).

10.17	Subordinated Promissory Note in the amount of $2,533,614.53 issued to Omega HealthCare Investors Inc. dated as of October 1, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed October 24, 2006).

10.18	Fourth Amendment to Consolidated Amended and Restated Master Lease executed and delivered as of April 1, 2007 by and between Sterling Acquisition Corp., a Kentucky corporation, and Diversicare Leasing Corp., a Tennessee corporation (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2007).

Exhibit Number	Description of Exhibits

10.19	Operations Transfer Agreement effective as of July 20, 2007, by and among certain subsidiaries of the Company, and Senior Management Services of America North Texas, Inc., a Texas corporation, Senior Management Services of Estates at Fort Worth, Inc., a Texas corporation, Senior Management Services of Doctors at Dallas, Inc., a Texas corporation, Senior Management Services of Humble, Inc., a Texas corporation, Senior Management Services of Katy, Inc., a Texas corporation, Senior Management Services of Treemont, Inc., a Texas corporation, Senior Management Services of Heritage Oaks at Ballinger, Inc., a Texas corporation, and Senior Management Services of Normandy at San Antonio, Inc., a Texas corporation (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007).

10.20	Loan and Security Agreement made as of August 10, 2007, between Diversicare Leasing Corp., a Tennessee corporation, and Bridge Associates LLC, as trustee for the SMSA Creditors’ Trust, a Texas trust. (Incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007).

10.21	Fifth Amendment to Consolidated Amended and Restated Master Lease dated as of August 10, 2007 by and between Sterling Acquisition Corp., a Kentucky corporation and Diversicare Leasing Corp., a Tennessee corporation (incorporated by reference to Exhibit 10.7 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007).

10.22	Sixth Amendment to Consolidated Amended and Restated Master Lease dated as of March 14, 2008 by and between Sterling Acquisition Corp., a Kentucky corporation and Diversicare Leasing Corp., a Tennessee corporation (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2008).

10.23	Seventh Amendment to Consolidated Amended and Restated Master Lease dated as of October 24, 2008 by and between Sterling Acquisition Corp., a Kentucky corporation and Diversicare Leasing Corp., a Tennessee corporation (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008).

*10.24	Advocat Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 20, 2006).

*10.25	First Amendment to the Advocat Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.63 to the Company’s annual report on Form 10-K for the year ended December 31, 2008).

10.26	Ninth Amendment to Consolidated Amended and Restated Master Lease dated as of May 5, 2009 by and between Sterling Acquisition Corp., a Kentucky corporation and Diversicare Leasing Corp., a Tennessee corporation (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2009).

10.27	Tenth Amendment to Consolidated Amended and Restated Master Lease dated as of September 8, 2009 by and between Sterling Acquisition Corp., a Kentucky corporation and Diversicare Leasing Corp., a Tennessee corporation (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2009).

*10.28	Employment Agreement effective April 5, 2010, by and among Advocat Inc., a Delaware corporation, and Kelly Gill (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.29	Lease Agreement dated as of July 14, 2010 by and between Diversicare Rose Terrace, LLC, a subsidiary of the registrant and A.B.E., LLC. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.30	$15 million revolving credit facility dated March 17, 2010 between the registrant and The Privatebank and Trust Company. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010)

Exhibit Number	Description of Exhibits

10.31	Eleventh Amendment to the Amended and Restated Master Lease (“Master Lease”) between the Company and Sterling Acquisition Corp., an affiliate of Omega Healthcare Investors, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.32	Amended and Restated Revolving Loan and Security Agreement, dated as of February 28, 2011, is by and among Diversicare Management Services Co., a Tennessee corporation, and those certain other entities set forth, The PrivateBank and Trust Company, an Illinois banking corporation in its individual capacity, and the other financial institutions parties thereto, and The PrivateBank and Trust Company, an Illinois banking corporation in its capacity as administrative agent for the Lenders. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.33	Amended and Restated Guaranty dated as of February 28, 2011, by Advocat Inc., to and for the benefit of The PrivateBank and Trust Company. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.34	Term Loan and Security Agreement dated as of February 28, 2011, is by and among the subsidiaries of the Company, The PrivateBank and Trust Company, an Illinois banking corporation in its individual capacity and the other financial institutions parties thereto, and The PrivateBank and Trust Company, an Illinois banking corporation in its capacity as administrative agent for the Lenders. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.35	Guaranty dated as of February 28, 2011, by Advocat Inc., a Delaware corporation to and for the benefit of The PrivateBank and Trust Company. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

10.36	Swap Agreement between the Company and The PrivateBank and Trust Company dated as of March 1, 2011. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

*10.37	Employment Agreement effective June 28, 2010, by and among Advocat Inc., a Delaware corporation, and William David Houghton. (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

*10.38	Amendment No. 1 effective March 9, 2011 to Employment Agreement by and among Advocat Inc., a Delaware corporation, and William David Houghton. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011)

*10.39	Separation Agreement dated September 27, 2011 between William R. Council, III and Advocat Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

*10.40	Consulting Agreement dated October 1, 2011 between William R. Council, III and Advocat Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

*10.41	Amendment to Employment Agreement effective November 4, 2011 between Kelly Gill and Advocat Inc.

*10.42	Retention Agreement dated December 20, 2011 between L. Glynn Riddle and Advocat Inc.

*10.43	Employment Agreement effective January 1, 2012 between Sam Daniel and Advocat Inc.

*10.44	Separation Agreement dated February 8, 2012 between W. David Houghton and Advocat Inc.

21	Subsidiaries of the Registrant.

23.1	Consent of BDO USA, LLP.

Exhibit Number	Description of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

*	Indicates management contract or compensatory plan or arrangement.