Form 10-Q
period 2012-03-31
ADVOCAT INC
filed 2012-05-09
CIK 919956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

CHECK ONE:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2012

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

5,882,367

(Outstanding shares of the issuer’s common stock as of April 30, 2012)

Part I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

ADVOCAT INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2012	December 31, 2011
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$6,454	$6,692
Receivables, less allowance for doubtful accounts of $3,421 and $2,882, respectively	28,260	26,342
Other receivables	782	1,739
Prepaid expenses and other current assets	3,007	3,448
Income tax refundable	827	1,058
Deferred income taxes	6,261	6,041

Total current assets	45,591	45,320

PROPERTY AND EQUIPMENT, at cost	92,534	93,351
Less accumulated depreciation	(46,904)	(47,326)
Discontinued operations, net	1,053	1,053

Property and equipment, net (variable interest entity restricted – 2012: $7,374; 2011: $7,298)	46,683	47,078

OTHER ASSETS:
Deferred income taxes	10,374	10,352
Deferred financing and other costs, net	1,438	1,318
Other assets	3,264	3,680
Acquired leasehold interest, net	8,900	8,996

Total other assets	23,976	24,346

	$116,250	$116,744

The accompanying notes are an integral part of these interim consolidated financial statements.

(Continued)

ADVOCAT INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(continued)

	March 31, 2012	December 31, 2011
	(Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt and capitalized lease obligations (variable interest entity nonrecourse – 2012: $176; 2011: $173)	$1,322	$1,131
Trade accounts payable	3,927	3,928
Accrued expenses:
Payroll and employee benefits	13,172	13,589
Current portion of self-insurance reserves	8,720	8,470
Other current liabilities	3,517	2,767

Total current liabilities	30,658	29,885

NONCURRENT LIABILITIES:
Long-term debt and capitalized lease obligations, less current portion (variable interest entity nonrecourse – 2012: $5,646; 2011: $5,067)	28,882	28,768
Self-insurance reserves, less current portion	12,409	12,049
Other noncurrent liabilities	17,989	18,155

Total noncurrent liabilities	59,280	58,972

COMMITMENTS AND CONTINGENCIES

SERIES C REDEEMABLE PREFERRED STOCK
$.10 par value, 5,000 shares authorized, issued and outstanding	4,918	4,918

SHAREHOLDERS’ EQUITY:
Series A preferred stock, authorized 200,000 shares, $.10 par value, none issued and outstanding	—	—
Common stock, authorized 20,000,000 shares, $.01 par value, 6,099,000 and 6,061,000 shares issued, and 5,867,000 and 5,829,000 shares outstanding, respectively	61	61
Treasury stock at cost, 232,000 shares of common stock	(2,500)	(2,500)
Paid-in capital	18,452	18,219
Retained earnings	4,614	6,480
Accumulated other comprehensive loss	(913)	(945)

Total shareholders’ equity of Advocat Inc.	19,714	21,315
Noncontrolling interests	1,680	1,654

Total shareholders’ equity	21,394	22,969

	$116,250	$116,744

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2012	2011
PATIENT REVENUES, net	$77,098	$77,130

EXPENSES:
Operating	61,541	60,857
Lease	5,822	5,714
Professional liability	2,329	1,691
General and administrative	6,822	6,054
Depreciation and amortization	1,822	1,556

Total expenses	78,336	75,872

OPERATING INCOME (LOSS)	(1,238)	1,258

OTHER INCOME (EXPENSE):
Interest expense, net	(700)	(451)
Debt retirement costs	—	(112)

	(700)	(563)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,938)	695
BENEFIT (PROVISION) FOR INCOME TAXES	703	(249)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,235)	446

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Operating income (loss), net of taxes of $(78) and $(4), respectively	(141)	(8)

NET INCOME (LOSS)	(1,376)	438
Less: comprehensive income attributable to noncontrolling interests	(78)	—

NET INCOME (LOSS) ATTRIBUTABLE TO ADVOCAT INC.	(1,454)	438
PREFERRED STOCK DIVIDENDS	(86)	(86)

NET INCOME (LOSS) FOR ADVOCAT INC. COMMON STOCKHOLDERS	$(1,540)	$352

NET INCOME (LOSS) PER COMMON SHARE FOR ADVOCAT INC. STOCKHOLDERS:
Per common share – basic
Continuing operations	$(0.24)	$0.06
Discontinued operations	(0.03)	—

	$(0.27)	$0.06

Per common share – diluted
Continuing operations	$(0.24)	$0.06
Discontinued operations	(0.03)	—

	$(0.27)	$0.06

COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.055	$0.055

WEIGHTED AVERAGE COMMON SHARES:
Basic	5,795	5,752

Diluted	5,795	5,877

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands and unaudited)

	Three Months Ended March 31,
	2012	2011

NET INCOME (LOSS)	$(1,376)	$438

OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of cash flow hedge	51	(299)
Income tax (provision) benefit	(19)	114

	32	(185)

COMPREHENSIVE INCOME (LOSS)	(1,344)	253
Less: comprehensive income attributable to noncontrolling interest	(78)	—

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ADVOCAT INC.	$(1,422)	$253

The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands and unaudited)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,376)	$438
Discontinued operations	(141)	(8)

Net income (loss) from continuing operations	(1,235)	446
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,822	1,556
Provision for doubtful accounts	884	569
Deferred income tax provision (benefit)	(261)	109
Provision for self-insured professional liability, net of cash payments	829	66
Stock based compensation	164	201
Other	91	238
Changes in other assets and liabilities affecting operating activities:
Receivables, net	(1,684)	(3,732)
Prepaid expenses and other assets	28	177
Trade accounts payable and accrued expenses	319	1,306

Net cash provided by continuing operations	957	936
Discontinued operations	65	(12)

Net cash provided by operating activities	1,022	924

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,328)	(2,048)
Change in restricted cash	440	(1,828)
Deposits and other deferred balances	(69)	(28)

Net cash used in investing activities	(957)	(3,904)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(329)	(20,579)
Proceeds from issuance of debt and capital leases	634	23,430
Financing costs	(118)	(879)
Issuance/redemption of equity grants	106	199
Payment of common stock dividends	(319)	(318)
Payment of preferred stock dividends	(86)	(86)
Contributions from (distributions to) noncontrolling interests	(52)	27
Payment for preferred stock restructuring	(139)	(135)

Net cash provided by (used in) financing activities	(303)	1,659

(Continued)

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands and unaudited)

(continued)

	Three Months Ended March 31,
	2012	2011

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(238)	$(1,321)

CASH AND CASH EQUIVALENTS, beginning of period	6,692	8,862

CASH AND CASH EQUIVALENTS, end of period	$6,454	$7,541

SUPPLEMENTAL INFORMATION:
Cash payments of interest, net of amounts capitalized	$583	$296

Cash payments of income taxes	$60	$25

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012 AND 2011

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

As of March 31, 2012, the Company’s continuing operations consist of 47 nursing centers with 5,445 licensed nursing beds, including 90 beds at our recently opened West Virginia nursing center. This new nursing center is licensed to operate by the state of West Virginia and has limited its number of patients while it completes the Medicare and Medicaid certification process. The Company owns 9 and leases 38 of its nursing centers. The Company’s continuing operations include centers in Alabama, Arkansas, Florida, Kentucky, Ohio, Tennessee, Texas and West Virginia.

2.	CONSOLIDATION AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The interim consolidated financial statements include the operations and accounts of Advocat and its subsidiaries, all wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. Any variable interest entities (“VIEs”) in which the Company has an interest are consolidated when the Company identifies that it is the primary beneficiary. The Company has one variable interest entity and it relates to a nursing center in West Virginia described in Note 8.

The interim consolidated financial statements for the three month periods ended March 31, 2012 and 2011, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the Company’s financial position at March 31, 2012 and the results of operations and cash flows for the three month periods ended March 31, 2012 and 2011. The Company’s consolidated balance sheet at December 31, 2011 was derived from its audited consolidated financial statements as of December 31, 2011.

The results of operations for the three month periods ended March 31, 2012 and 2011 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

3.	LONG-TERM DEBT AND INTEREST RATE SWAP

The Company has agreements with a syndicate of banks for a mortgage loan and the Company’s revolving credit facility. Under the terms of the agreements, the syndicate of banks provided mortgage debt (“Mortgage Loan”) with an original balance of $23 million with a five year maturity through March 2016 and the Company’s $15 million revolving credit facility (“Revolver”) through March 2016. The Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25 year amortization. Interest is based on LIBOR plus 4.5% but is fixed at 7.07% based on the interest rate swap described below. The Mortgage Loan is secured by four owned nursing centers, related equipment and a lien on the accounts receivable of these facilities. The Mortgage Loan and the Revolver are cross-collateralized. The Company’s Revolver has an interest rate of LIBOR plus 4.5%.

The Revolver is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions. As of March 31, 2012, the Company had no borrowings outstanding under the revolving credit facility. Annual fees for letters of credit issued under this revolver are 3.00% of the amount outstanding. The Company has a letter of credit of $4,551,000 to serve as a security deposit for a lease. Considering the balance of eligible accounts receivable at March 31, 2012, the letter of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $15,000,000, the balance available for borrowing under the revolving credit facility is $10,449,000.

The Company’s debt agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and debt service coverage ratios. The Company is in compliance with all such covenants at March 31, 2012.

On March 13, 2012, the Company entered into amendments to its Mortgage Loan and Revolver with the syndicate of banks. The amendments allow for the exclusion of certain expenses when calculating the debt covenants and lowers the requirements for the minimum fixed charge coverage ratio from 1.05 times fixed charges to 1.0 times for each of the covenant measurement periods ending June 30, 2012 and September 30, 2012. The Company paid the syndicate of banks an amendment fee of $30,000 in connection with this amendment.

The Company has consolidated $5,822,000 in debt that was added by the variable interest entity that owns the West Virginia nursing center. The borrower is subject to covenants concerning total liabilities to tangible net worth as well as current assets compared to current liabilities. The borrower is in compliance with all such covenants at March 31, 2012. The borrower’s liabilities do not provide creditors with recourse to the general assets of the Company.

Interest Rate Swap transaction-

As part of the debt agreements entered into in March 2011, the Company entered into an interest rate swap agreement with a member of the bank syndicate as the counterparty. The interest rate swap agreement has the same effective date, maturity date and notional amounts as the Mortgage Loan. The interest rate swap agreement requires the Company to make fixed rate payments to the bank calculated on the applicable notional amount at an annual fixed rate of 7.07% while the bank is obligated to make payments to the Company based on LIBOR on the same notional amounts. The Company designated its interest rate swap as a cash flow hedge and the earnings component of the hedge, net of taxes, is reflected as a component of other comprehensive income (loss).

The Company assesses the effectiveness of its interest rate swap on a quarterly basis and at March 31, 2012, the Company determined that the interest rate swap was effective. The interest rate swap valuation model indicated a net liability of $1,473,000 at March 31, 2012. The fair value of the interest rate swap is included in “other noncurrent liabilities” on the Company’s interim consolidated balance sheet. The balance of accumulated other comprehensive loss at March 31, 2012 is $913,000 and reflects the liability related to the interest rate swap, net of the income tax benefit of $560,000. As the Company’s interest rate swap is not traded on a market exchange, the fair value is determined using a valuation model based on a discounted cash flow analysis consistent with the measurement at December 31, 2011. This analysis reflects the contractual terms of the interest rate swap agreement and uses observable market-based inputs, including estimated future LIBOR interest rates. The interest rate swap valuation is classified in Level 2 of the fair value hierarchy, in accordance with the Financial Accounting Standards Board’s (“FASB’s”) guidance on Fair Value Measurements and Disclosures.

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

Effective June 1, 2010, the Company’s nursing centers are covered by one of two professional liability insurance policies. The Company’s nursing centers in Arkansas and Tennessee, two centers in West Virginia and all but one facility in Kentucky are currently covered by an insurance policy with coverage limits of $250,000 per medical incident and total annual aggregate policy limits of $750,000. This policy provides the only commercially affordable insurance coverage available for claims made during this period against these nursing centers. The Company’s nursing centers in Alabama, Florida, Ohio, Texas and one center each in West Virginia and Kentucky are currently covered by an insurance policy with coverage limits of $1,000,000 per medical incident, subject to a deductible of $495,000 per claim, with a total annual aggregate policy limit of $15,000,000 and a sublimit per center of $3,000,000.

Reserve for Estimated Self-Insured Professional Liability Claims-

Because the Company’s actual liability for existing and anticipated professional liability and general liability claims will exceed the Company’s limited insurance coverage, the Company has recorded total liabilities for reported and estimated future claims of $19,937,000 as of March 31, 2012. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis. Amounts are added to the accrual for estimates of anticipated liability for claims incurred during each period, and amounts are deducted from the accrual for settlements paid on existing claims during each period.

The Company evaluates the adequacy of this liability on a quarterly basis. Semi-annually, the Company retains the Actuarial Division of Willis of Tennessee, Inc. (“Willis”), a third-party actuarial firm, to provide an estimate of the accrual for incurred general and professional liability claims based on data furnished as of May 31 and November 30 of each year. Willis primarily uses historical data regarding the frequency and cost of the Company’s past claims over a multi-year period and information regarding the number of occupied beds to develop its estimates of the Company’s ultimate professional liability cost for current periods. The actuary also estimates the Company’s professional liability accrual for past periods by using currently-known information to adjust the initial reserve that was created the period.

On a quarterly basis, the Company obtains reports of asserted claims and lawsuits incurred. These reports, which are provided by the Company’s insurers and a third party claims administrator, contain information relevant to the actual expense already incurred with each claim as well as the third-party administrator’s estimate of the anticipated total cost of the claim. This information is reviewed by the Company quarterly and provided to the actuary semi-annually. Based on the Company’s evaluation of the actual claim information obtained, the semi-annual estimates received from Willis, the amounts paid and committed for settlements of claims and on estimates regarding the number and cost of additional claims anticipated in the future, the reserve estimate for a particular period may be revised upward or downward on a quarterly basis. Any increase in the accrual decreases results of operations in the period and any reduction in the accrual increases results of operations during the period.

The Company’s cash expenditures for self-insured professional liability costs from continuing operations were $1,372,000 and $1,311,000 for the three months ended March 31, 2012 and 2011, respectively.

The Company follows the FASB Accounting Standards Update, “Presentation of Insurance Claims and Related Insurance Recoveries,” that clarifies that a health care entity should not net insurance recoveries against a related professional liability claim and that the amount of the claim liability should be determined without consideration of insurance recoveries. Accordingly, the Company has assets and equal liabilities of $500,000 at March 31, 2012 and $750,000 at December 31, 2011, respectively.

Although the Company adjusts its accrual for professional and general liability claims on a quarterly basis and retains Willis semi-annually to assist management in estimating the appropriate accrual, professional and general liability claims are inherently uncertain, and the liability associated with anticipated claims is very difficult to estimate. Professional liability cases have a long cycle from the date of an incident to the date a case is resolved, and final determination of the Company’s actual liability for claims incurred in any given period is a process that takes years. As a result, the Company’s actual liabilities may vary significantly from the accrual, and the amount of the accrual has and may continue to fluctuate by a material amount in any given period. Each change in the amount of this accrual will directly affect the Company’s reported earnings and financial position for the period in which the change in accrual is made.

Other Insurance-

With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. The Company is completely self-insured for workers’ compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. From June 30, 2003 until June 30, 2007, the Company’s workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. For the period from July 1, 2008 through June 30, 2012, the Company is covered by a prefunded deductible policy. Under this policy, the Company is self-insured for the first $500,000 per claim, subject to an aggregate maximum of $3,000,000. The Company funds a loss fund account with the insurer to pay for claims below the deductible. The Company accounts for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred. The liability for workers’ compensation claims is $330,000 at March 31, 2012. The Company has a non-current receivable for workers’ compensation policy’s covering previous years of $669,000 as of March 31, 2012. The non-current receivable is a function of payments paid to the Company’s insurance carrier in excess of the estimated level of claims expected to be incurred.

As of March 31, 2012, the Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $175,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $862,000 at March 31, 2012. The differences between actual settlements and reserves are included in expense in the period finalized.

5.	STOCK-BASED COMPENSATION

During 2012, the Compensation Committee of the Board of Directors approved a grant of approximately 39,000 shares of restricted common stock to certain employees and members of the Board of Directors. The restricted shares vest one-third on the first, second and third anniversaries of the grant date. Unvested shares may not be sold or transferred. During the vesting period, dividends accrue on the restricted shares, but are paid in additional shares of common stock upon vesting, subject to the vesting provisions of the underlying restricted shares. The restricted shares are entitled to the same voting rights as other common shares. Upon vesting, all restrictions are removed.

Stock-based compensation expense is non-cash and is included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. The Company recorded total stock-based compensation expense of $164,000 and $201,000 in the three month periods ended March 31, 2012 and 2011, respectively.

6.	RECENT ACCOUNTING GUIDANCE

In June 2011, the FASB issued updated guidance in the form of a FASB Accounting Standards Update on “Comprehensive Income - Presentation of Comprehensive Income,” to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The update eliminates the option to present the components of other comprehensive income as part of the statement of equity. The Company adopted this guidance effective January 1, 2012 and has applied it retrospectively. There was no significant impact to the Company’s interim consolidated financial statements.

In July 2011, the FASB issued updated guidance in the form of a FASB Accounting Standards Update on “Health Care Entities: Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities.” This guidance impacts health care entities that recognize significant amounts of patient service revenue at the time the services are rendered even though they do not assess the patient’s ability to pay. This updated guidance requires an impacted health care entity to present its provision for doubtful accounts as a deduction from revenue, similar to contractual discounts. Accordingly, patient service revenue for entities subject to this updated guidance will be required to be reported net of both contractual discounts and provision for doubtful accounts. The updated guidance also requires certain qualitative disclosures about the entity’s policy for recognizing revenue and bad debt expense for patient service transactions. The guidance was effective for the Company starting January 1, 2012. Based on the Company’s assessment of its admission procedures, the Company is not an impacted health care entity under this guidance since it assesses each patient’s ability or the patient’s payor source’s ability to pay. As a result of this assessment, the Company will continue to record bad debt expense as a component of operating expense, and adoption will not have an impact on the Company’s consolidated financial statements.

7.	EARNINGS (LOSS) PER COMMON SHARE

Information with respect to basic and diluted net income (loss) per common share is presented below:

	0000000000	0000000000
	Three Months Ended March 31,
	2012	2011
Numerator: Income (loss) amounts attributable to Advocat Inc. shareholders:
Net income (loss) from continuing operations	$(1,235)	$446
Less: comprehensive income attributable to noncontrolling interests	(78)	—

Income (loss) from continuing operations attributable to Advocat Inc.	(1,313)	446
Preferred stock dividends	(86)	(86)

Income (loss) from continuing operations attributable to Advocat Inc. shareholders	(1,399)	360
Income (loss) from discontinued operations, net of income taxes	(141)	(8)

Net income (loss) attributable to Advocat Inc. shareholders	$(1,540)	$352

	0000000000	0000000000
	Three Months Ended March 31,
	2012	2011
Net income (loss) per common share:
Per common share – basic
Income (loss) from continuing operations	$(0.24)	$0.06
Income (loss) from discontinued operations
Operating income (loss), net of taxes	(0.03)	—

Discontinued operations, net of taxes	(0.03)	—

Net income (loss)	$(0.27)	$0.06

Per common share – diluted
Income (loss) from continuing operations	$(0.24)	$0.06
Income (loss) from discontinued operations
Operating income (loss), net of taxes	(0.03)	—

Discontinued operations, net of taxes	(0.03)	—

Net income (loss)	$(0.27)	$0.06

The effects of 151,000 and 320,000 SOSARs and options outstanding were excluded from the computation of diluted earnings per common share in 2012 and 2011, respectively, because these securities would have been anti-dilutive. The weighted average common shares for basic and diluted earnings for common shares were the same due to the quarterly loss in 2012.

8.	WEST VIRGINIA FACILITY

On December 28, 2011, the Company completed construction of Rose Terrace Health and Rehabilitation Center (“Rose Terrace”), its third health care center in West Virginia. The state of the art 90-bed skilled nursing center is located in Culloden, West Virginia, along the Huntington-Charleston corridor, and offers 24-hour skilled nursing care designed to meet the care needs of both short and long term nursing patients. The Rose Terrace nursing center utilizes a Certificate of Need the

Company obtained in June 2009, when the Company completed the acquisition of certain assets of a skilled nursing center in West Virginia. The new nursing center is licensed to operate by the state of West Virginia and expects to obtain its full Medicare and Medicaid certifications in the first half of 2012.

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

The Company has no equity interest in the entity that constructed the new facility and does not guarantee any debt obligations of the entity. The owners of the facility have provided guarantees of the debt of the entity and, based on those guarantees, the entity is considered to be a variable interest entity (“VIE”). The Company owns the underlying Certificate of Need that is required for operation as a skilled nursing center. During 2011, the Company determined it is the primary beneficiary of the VIE based primarily on the ownership of the Certificate of Need, the fixed price purchase option described above, the Company’s ability to direct the activities that most significantly impact the economic performance of the VIE and the right to receive potentially significant benefits from the VIE. Accordingly, as the primary beneficiary, the Company consolidates the balance sheet and results of operations of the VIE.

The following table summarizes the accounts and amounts included in the Company’s Consolidated Balance Sheet that are associated with the real estate developer’s interests in the VIE. These assets can be used only to settle obligations of the VIE and none of these liabilities provide creditors with recourse to the general assets of the Company.

	March 31, 2012	December 31, 2011
Land	$787,000	$787,000
Building and improvements	6,014,000	5,938,000
Furniture, fixtures and equipment	573,000	573,000
Other assets	128,000	46,000

	$7,502,000	$7,344,000

Current accruals	$—	$450,000
Notes payable, including current portion	5,822,000	5,240,000
Non-controlling interests equity	1,680,000	1,654,000

	$7,502,000	$7,344,000

9. EVENT SUBSEQUENT TO THE BALANCE SHEET

Lease Agreement

In April 2012, the Company entered into a lease agreement to operate an 88-bed skilled nursing center in Clinton, Kentucky. The center is subject to a mortgage insured through the United States Department of Housing and Urban Development. The current annual lease payments are approximately $360,000. The lease has an initial ten year term with two five year renewal options and contains an option to purchase the property for $3.3 million during the first five years. The center has not had residents since April 2011 after being de-certified by Medicare and Medicaid. The lease may be terminated if the center does not obtain certifications under the Medicare and Kentucky Medicaid programs by October 15, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Advocat Inc. provides long-term care services to nursing center patients in eight states, primarily in the Southeast and Southwest. Our centers provide a range of health care services to their patients and residents. In addition to the nursing, personal care and social services usually provided in long-term care centers, we offer a variety of comprehensive rehabilitation services as well as nutritional support services. As of March 31, 2012, our continuing operations consist of 47 nursing centers with 5,445 licensed nursing beds. We own 9 and lease 38 of our nursing centers included in continuing operations.

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

We are incurring expenses in connection with these initiatives, as described in “Results of Operations.” These investments in business initiatives have increased our operating expenses during 2012 and 2011 as well as the latter portion of 2010 and while we expect the increases to be on a lower scale, we expect to see additional costs over the next year. We have already experienced increased acuity and rate per day which continue to contribute to our increases in revenue. We expect to continue this trend in the future.

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

Critical Accounting Policies and Judgments

A “critical accounting policy” is one which is both important to the understanding of our financial condition and results of operations and requires management’s most difficult, subjective or complex judgments often involving estimates of the effect of matters that are inherently uncertain. Actual results could differ from those estimates and cause our reported net income or loss to vary significantly from period to period. Our critical accounting policies are more fully described in our 2011 Annual Report on Form 10-K.

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

The following table sets forth net patient and resident revenues related to our continuing operations by payor source for the periods presented (dollar amounts in thousands):

	0000000000	0000000000	0000000000	0000000000
	Three Months Ended March 31,
	2012		2011
Medicaid	$38,837	50.4%	$37,881	49.1%
Medicare	25,550	33.1	26,826	34.8
Managed care	3,274	4.3	3,062	4.0
Private Pay and other	9,437	12.2	9,361	12.1

Total	$77,098	100.0%	$77,130	100.0%

The following table sets forth average daily skilled nursing census by payor source for our continuing operations for the periods presented:

	0000000000	0000000000	0000000000	0000000000
	Three Months Ended March 31,
	2012		2011
Medicaid	2,780	67.8%	2,790	67.3%
Medicare	592	14.4	598	14.4
Managed care	89	2.2	80	1.9
Private Pay and other	639	15.6	676	16.4

Total	4,100	100.0%	4,144	100.0%

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

We receive the majority of our annual Medicaid rate increases during the third quarter of each year. The rate changes received in the third quarters of 2011 and 2010 were the primary contributor to our 4.6% increase in average rate per day for Medicaid patients in 2012 compared to 2011.

We are unable to predict what, if any, reform proposals or reimbursement limitations will be implemented in the future, or the effect such changes would have on our operations. For the three months ended March 31, 2012, we derived 33.1% and 50.4% of our total patient revenues related to continuing operations from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on our profitability.

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

Contractual Obligations and Commercial Commitments

We have certain contractual obligations of continuing operations as of March 31, 2012, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	After 5 Years

Long-term debt obligations (1)	$37,667	$3,294	$6,015	$28,358	$—
Settlement obligations (2)	$2,895	$2,895	$—	$—	$—
Executive severance (3)	$1,830	$1,830	$—	$—	$—
Series C Preferred Stock (4)	$4,918	$4,918	$—	$—	$—
Elimination of Preferred Stock Conversion feature (5)	$4,464	$687	$1,374	$1,374	$1,029

Operating leases	$556,785	$23,239	$47,705	$49,925	$435,916
Required capital expenditures under operating leases (6)	$18,410	$274	$549	$549	$17,038

Total	$626,969	$37,137	$55,643	$80,206	$453,983

(1)	Long-term debt obligations include scheduled future payments of principal and interest of long-term debt and amounts outstanding on our capital lease obligations.
(2)

Settlement obligations relate to professional liability cases that will be paid within the next twelve months. The professional liabilities are included in our current portion of self-insurance reserves.

(3)	Executive severance includes separation payments that will be paid within the next twelve months. The separation payments are included in our accrued payroll and employee benefits.
(4)	Series C Preferred Stock equals the redemption value at the preferred shareholder’s earliest redemption date.
(5)

Payments to Omega, from whom we lease 36 nursing centers, for the elimination of the preferred stock conversion feature in connection with restructuring the preferred stock and master lease agreements. Monthly payments of approximately $57,000 will be made through the end of the initial lease period that ends in September 2018.

(6)	Includes annual expenditure requirements under operating leases.

We have employment agreements with certain members of management that provide for the payment to these members of amounts up to 2 times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change of control of the Company (as defined). The maximum contingent liability under these agreements is approximately $1.0 million as of March 31, 2012. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by us or the employee. In addition, upon the occurrence of any triggering event, those certain members of management may elect to require that we purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of our common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of our stock on March 31, 2012, there is no maximum contingent liability for the repurchase of the equity grants. No amounts have been accrued for these contingent liabilities.

Results of Operations

The following tables present the unaudited interim statements of operations and related data for the three month periods ended March 31, 2012 and 2011:

(in thousands)	Three Months Ended March 31,
	2011	2011	Change	%
PATIENT REVENUES, net	$77,098	$77,130	$(32)	—

EXPENSES:
Operating	61,541	60,857	684	1.1
Lease	5,822	5,714	108	1.9
Professional liability	2,329	1,691	638	37.7
General and administrative	6,822	6,054	768	12.7
Depreciation and amortization	1,822	1,556	266	17.1

Total expenses	78,336	75,872	2,464	3.2

OPERATING INCOME (LOSS)	(1,238)	1,258	(2,496)	(198.4)

OTHER INCOME (EXPENSE):
Interest expense, net	(700)	(451)	(249)	(55.2)
Debt retirement costs	—	(112)	112	(100.0)

	(700)	(563)	(137)	24.3

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,938)	695	(2,633)	(378.8)
BENEFIT (PROVISION) FOR INCOME TAXES	703	(249)	(952)	(382.3)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$(1,235)	$446	$(1,681)	(376.9)

Percentage of Net Revenues	Three Months Ended March 31,
	2012	2011
PATIENT REVENUES, net	100.0%	100.0%

EXPENSES:
Operating	79.8	78.9
Lease	7.6	7.4
Professional liability	3.0	2.2
General and administrative	8.8	7.9
Depreciation and amortization	2.4	2.0

Total expenses	101.6	98.4

OPERATING INCOME (LOSS)	(1.6)	1.6

OTHER INCOME (EXPENSE):
Interest expense, net	—	(0.6)
Debt retirement costs	(0.9)	(0.1)

	(0.9)	(0.7)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2.5)	0.9
BENEFIT (PROVISION) FOR INCOME TAXES	0.9	(0.3)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(1.6)%	0.6%

Three Months Ended March 31, 2012 Compared With Three Months Ended March 31, 2011

Patient Revenues

Patient revenues were $77.1 million in 2012 and 2011. Our newly opened West Virginia nursing center has received its license to operate, with its Medicare and Medicaid certification in process, and contributed $0.1 million in revenue during the first quarter of 2012 as its federal certification is in process.

The following table summarizes key revenue and census statistics for continuing operations for each period:

	Three Months Ended March 31,
	2012		2011
Skilled nursing occupancy	76.5	%(1)	77.3%
As a percent of total census:
Medicare census	14.4%		14.4%
Managed care census	2.2%		1.9%
As a percent of total revenues:
Medicare revenues	33.1%		34.8%
Medicaid revenues	50.4%		49.1%
Managed care revenues	4.3%		4.0%
Average rate per day:
Medicare	$415.57		$455.36
Medicaid	$155.51		$148.67
Managed care	$391.42		$413.75

(1)

Skilled nursing occupancy excludes our recently opened West Virginia nursing center. This new nursing center is licensed to operate by the state of West Virginia and has limited its number of patients while we complete the Medicare and Medicaid certification process.

The average Medicaid rate per patient day for 2012 increased 4.6% compared to 2011, resulting in an increase in revenue of $1.7 million. This average rate per day for Medicaid patients is the result of rate increases in certain states and increasing patient acuity levels. The average Medicare rate per patient day for 2012 decreased 8.7% compared to 2011, resulting in a net decrease in revenue of $2.1 million. This decrease is primarily attributable to the October 1, 2011, CMS implemented Medicare rate decrease of 11.1% offset by investments we have made to improve our skilled care offerings.

Our total average daily census decreased by approximately 1.1% compared to 2011, resulting in a revenue decrease of approximately $0.6 million. We experienced an increase of $0.8 million in revenue delivery to our Medicare B patients in 2012 compared to 2011.

Operating expense

Operating expense increased to $61.5 million in 2012 from $60.9 million in 2011, an increase of $0.6 million, or 1.1%. Operating expense increased to 79.8% of revenue in 2012, compared to 78.9% of revenue in 2011.

The largest component of operating expenses is wages, which increased to $38.0 million in 2012 from $37.1 million in 2011, an increase of $0.9 million, or 2.4%. Merit and inflationary raises for personnel were approximately 4.0% for the first quarter. The extra day in February for leap year contributed $0.4 million of the wage increases.

Workers compensation insurance expense decreased approximately $0.3 million in 2012 compared to 2011. The decrease is the result of better claims experience in 2012 compared to 2011.

Employee health insurance costs were approximately $0.4 million lower in 2012 compared to 2011. The Company is self-insured for the first $175,000 in claims per employee each year, and we experienced a lower level of claims costs during 2012. Employee health insurance costs can vary significantly from year to year, and we continually evaluate the provisions of these plans.

Our newly opened West Virginia nursing center contributed $0.4 million in additional costs.

Bad debt expense increased approximately $0.3 million in 2012 compared to 2011.

Lease expense

Lease expense increased to $5.8 million in 2012 from $5.7 million in 2011. The primary reason for the increase in lease expense was rent for lessor funded property renovations.

Professional liability

Professional liability expense was $2.3 million in 2012 compared to $1.7 million in 2011, an increase of $0.6 million. We were engaged in 39 professional liability lawsuits as of March 31, 2012, compared to 38 as of December 31, 2011. Our cash expenditures for professional liability costs of continuing operations were $1.4 million and $1.3 million for 2012 and 2011, respectively. Professional liability expense and cash expenditures fluctuate from year to year based respectively on the results of our third-party professional liability actuarial studies and on the costs incurred in defending and settling existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.

General and administrative expense

General and administrative expenses were approximately $6.8 million in 2012 compared to $6.1 million in 2011, an increase of $0.7 million, or 12.7%. Wage costs increased by $0.4 million while costs of our strategic initiatives accounted for approximately $0.3 million, including consulting services, legal and acquisition related expenses. Performance-based incentive expense was $0.3 million lower in 2012. We also experienced an increase of approximately $0.7 million in severance costs. Our cost increases were offset by a decrease in implementation costs of Electronic Medical Records when compared to 2011.

Depreciation and amortization

Depreciation and amortization expense was approximately $1.8 million in 2012 and $1.6 million in 2011. The increase in 2012 is primarily due to depreciation and amortization expenses related to capital expenditures for additions to property and equipment, including equipment related to our EMR initiative.

Interest expense, net

Interest expense increased to $0.7 million in 2012 compared to $0.5 million in 2011. As discussed further in “Capital Resources” the increase in interest expense is partially due to the change in interest rates on our Mortgage Loan to a fixed rate of 7.07% from 4.01% and the additional $2.4 million in borrowings for capital improvements at our owned homes. The interest expense related to the new nursing center in West Virginia was responsible for $0.1 million in increased interest in 2012.

Income (loss) from continuing operations before income taxes; income (loss) from continuing operations per common share

As a result of the above, continuing operations reported income (loss) before income taxes of $(1.9) million and $0.7 million in 2012 and 2011, respectively. The provision (benefit) for income taxes was $(0.7) million in 2012, an effective rate of 36.3% and $0.2 million in 2011, an effective rate of 35.8%. The basic and diluted income (loss) per common share from continuing operations were both $(0.24) in 2012 compared to $0.06 in 2011.

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

Net cash provided by operating activities of continuing operations totaled $1.0 million in 2012 and $0.9 million in 2011.

Investing activities of continuing operations used cash of $1.0 million and $3.9 million in 2012 and 2011, respectively. These amounts primarily represent cash used for purchases of property and equipment. We have used between $6.4 million and $13.4 million for capital expenditures of continuing operations in each of the three calendar years ended December 31, 2011. Purchases of property include $0.1 and $0.4 million during 2012 and 2011, respectively, for assets added by the entity that constructed the West Virginia nursing center that we are consolidating. We used $0.4 million in restricted cash to fund capital improvements at the four owned nursing centers that secure the mortgage loan during 2012 and saw a net increase in these restricted funds during 2011 when the funds were borrowed.

Financing activities of continuing operations used cash of $0.3 million in 2012 and provided cash of $1.7 million in 2011. Financing activities in 2012 also reflect debt of $0.6 million that was added by the entity that owns the West Virginia nursing center that we are consolidating as well as payment of existing debt obligations of $0.3 million. Net cash provided in 2011 primarily resulted from payment and refinancing of existing mortgage obligations of $20.6 million and paying $0.8 million in financing costs in connection with the new mortgage loan under which we borrowed $23.0 million, including approximately $2.4 million to fund capital improvements at our owned centers. Financing activities reflect $0.4 million in common stock and preferred stock dividends in 2012 and 2011, respectively.

Our cash expenditures related to professional liability claims were $1.4 million and $1.3 million in 2012 and 2011, respectively. Although we work diligently to limit the cash required to settle and defend professional liability claims, a significant judgment entered against us in one or more legal actions could have a material adverse impact on our cash flows and could result in our being unable to meet all of our cash needs as they become due.

Dividends

On May 8, 2012, the Board of Directors declared a quarterly dividend on common shares of $0.055 per share. While the Board of Directors intends to pay quarterly dividends, the Board will make the determination of the amount of future cash dividends, if any, to be declared and paid based on, among other things, the Company’s financial condition, funds from operations, the level of its capital expenditures and its future business prospects and opportunities.

Redeemable Preferred Stock

At March 31, 2012, we have outstanding 5,000 shares of Series C Redeemable Preferred Stock (“Preferred Stock”) that has a stated value of approximately $4.9 million which pays an annual dividend rate of 7% of its stated value. Dividends on the Preferred Stock are paid quarterly in cash. The Preferred Stock was issued to Omega in 2006 and is not convertible, but has been redeemable at its stated value at Omega’s option since September 30, 2010, and since September 30, 2007, has been redeemable at its stated value at our option. Redemption under our option or Omega’s is subject to certain limitations. We believe we have adequate resources to redeem the Preferred Stock if Omega were to elect to redeem it.

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

Currently, our nursing centers are covered by one of two professional liability insurance policies. Our nursing centers in Arkansas, Tennessee, all but one facility in Kentucky and two centers in West Virginia are covered by an insurance policy with coverage limits of $250,000 per medical incident and total annual aggregate policy limits of $750,000. This policy provides the only commercially affordable insurance coverage available for claims made during this period against these nursing centers. Our nursing centers in Alabama, Florida, Ohio, Texas and one center in each of Kentucky and West Virginia are covered by an insurance policy with coverage limits of $1.0 million per medical incident, subject to a deductible of $0.5 million per claim, with a total annual aggregate policy limit of $15.0 million and a sublimit per center of $3.0 million.

As of March 31, 2012, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred but unreported claims of $19.9 million, including $2.9 million for settlements that are expected to be paid in the remainder of 2012. Our calculation of this estimated liability is based on an assumption that the Company will not incur a significantly material adverse judgment with respect to any asserted claim; however, a significant judgment could be entered against us in one or more of these legal actions, and such a judgment could have a material adverse impact on our financial position and cash flows.

Capital Resources

As of March 31, 2012, we had $30.2 million of outstanding long term debt and capital lease obligations. The $30.2 million total includes $1.8 million in capital lease obligations and $5.8 million in a note payable for the nursing center that was recently constructed in West Virginia. The balance of the long term debt is comprised of $22.6 million owed on our mortgage loan.

We have agreements with a syndicate of banks for a mortgage loan and our revolving credit facility. Under the terms of the agreements, the syndicate of banks provided mortgage debt (“Mortgage Loan”) with an original balance of $23 million with a five year maturity through March 2016 and a $15 million revolving credit facility (“Revolver”) through March 2016. The Mortgage Loan has a term of five years with principal and interest payable monthly based on a 25 year amortization. Interest is based on LIBOR plus 4.5% but is fixed at 7.07% based on the interest rate swap described below. The Mortgage Loan is secured by four owned nursing centers, related equipment and a lien on the accounts receivable of these facilities. The Mortgage Loan and the Revolver are cross-collateralized. Our Revolver has an interest rate of LIBOR plus 4.5%.

The Revolver is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions. As of March 31, 2012, we had no borrowings outstanding under the revolving credit facility. Annual fees for letters of credit issued under this revolver are 3.00% of the amount outstanding. We have a letter of credit of $4.6 million to serve as a security deposit for our Omega lease. Considering the balance of eligible accounts receivable at March 31, 2012, the letter of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $15.0 million, the balance available for borrowing under the revolving credit facility is $10.4 million. Eligible accounts receivable are calculated as defined and consider 80% of certain net receivables while excluding receivables from private pay patients, those pending approval by Medicaid and receivables greater than 90 days. The Mortgage Loan and the Revolver are cross-collateralized.

Our lending agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and debt service coverage ratios. We are in compliance with all such covenants at March 31, 2012.

On March 13, 2012, we entered into amendments to our Mortgage Loan and Revolver with the syndicate of banks. The amendments allow for the exclusion of certain expenses when calculating the debt covenants and lowers the requirements for the minimum fixed charge coverage ratio from 1.05 times fixed charges to 1.0 times for each of the covenant measurement periods ending June 30, 2012 and September 30, 2012. We paid the syndicate of banks an amendment fee of $30,000 in connection with this amendment.

Our calculated compliance with financial covenants is presented below:

	Requirement		Level at March 31, 2012
Minimum fixed charge coverage ratio		≥1.05:1.00	1.16:1.00
Minimum adjusted EBITDA	≥$	10.0 million	$14.7 million
EBITDAR (mortgaged facilities)	≥$	3.3 million	$3.7 million

We have consolidated $5.8 million in debt that was added by the entity that owns the West Virginia nursing center. The borrower is subject to covenants concerning total liabilities to tangible net worth as well as current assets compared to current liabilities. The borrower is in compliance with all such covenants at March 31, 2012. The borrower’s liabilities do not provide creditors with recourse to our general assets.

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

Nursing Center Renovations

During 2005, we began an initiative to complete strategic renovations of certain facilities to improve occupancy, quality of care and profitability. We developed a plan to begin with those facilities with the greatest potential for benefit, and began the renovation program during the third quarter of 2005. As of March 31, 2012, we have completed renovations at sixteen facilities. We currently have two other projects in process that we expect to complete in 2012 and we are developing plans for additional renovation projects.

A total of $25.8 million has been spent on these renovation programs to date, with $17.9 million financed through Omega, $6.1 million financed with internally generated cash, and $1.8 million financed with long-term debt.

For the fifteen facilities with renovations completed as of the beginning of the first quarter 2012 compared to the last twelve months prior to the commencement of renovation, average occupancy increased from 69.8% to 76.2% and Medicare average daily census increased from a total of 177 to 230 in the first quarter of 2012.

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

Accounts receivable attributable to patient services of continuing operations totaled $31.7 million at March 31, 2012 compared to $29.2 million at December 31, 2011, representing approximately 37 days and 34 days revenue in accounts receivable, respectively. The increase in accounts receivable is due to increases in payor sources with longer payment cycles, including managed care payors, as well as an increase in Medicaid patients undergoing the initial qualification process.

The allowance for bad debt was $3.4 million and $2.9 million at March 31, 2012 and December 31, 2011, respectively. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.

Off-Balance Sheet Arrangements

We have a letter of credit outstanding of approximately $4.6 million as of March 31, 2012, which serves as a security deposit for our facility lease with Omega. The letter of credit was issued under our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility.

Forward-Looking Statements

The foregoing discussion and analysis provides information deemed by management to be relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read in conjunction with our consolidated financial statements included herein. Certain statements made by or on behalf of us, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those contemplated by the forward-looking statements made herein. In addition to any assumptions and other factors referred to specifically in connection with such statements, other factors, many of which are beyond our ability to control or predict, could cause our actual results to differ materially from the results expressed or implied in any forward-looking statements including, but not limited to, our ability to complete the Medicare and Medicaid certification process and successfully operate the new nursing center in West Virginia, our ability to successfully license, certify and operate the new nursing center in Kentucky, our ability to increase census at our renovated facilities, changes in governmental reimbursement, including the impact of the CMS final rule that has resulted in a reduction in Medicare reimbursement as of October 2011 and our ability to mitigate the impact of the reduction, government regulation, the impact of the recently adopted federal health care reform or any future health care reform, any increases in the cost of borrowing under our credit agreements, our ability to comply with covenants contained in those credit agreements, the outcome of professional liability lawsuits and claims, our ability to control ultimate professional liability costs, the accuracy of our estimate of our anticipated professional liability expense, the impact of future licensing surveys, the outcome of proceedings alleging violations of laws and regulations governing quality of care or violations of other laws and regulations applicable to our business, costs and impacts associated with the implementation of our electronic medical records plan, the costs of investing in our business initiatives and development, our ability to control costs, changes to our valuation of deferred tax assets, changes in occupancy rates in our facilities, changing economic and competitive conditions, changes in anticipated revenue and cost growth, changes in the anticipated results of operations, the effect of changes in accounting policies as well as others. Investors also should refer to the risks identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as risks identified in “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011 for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the Company’s business plans and prospects. Such cautionary statements identify important factors that could cause our actual results to materially differ from those projected in forward-looking statements. In addition, we disclaim any intent or obligation to update these forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of March 31, 2012, we had outstanding borrowings of approximately $22.6 million that were subject to variable interest rates. In connection with our March 2011 financing agreement, we entered into an interest rate swap with respect to the mortgage loan to mitigate the floating interest rate risk of such borrowing. Therefore, we have no outstanding borrowings subject to variable interest rate risk after the March 2011 financing transaction.

ITEM 4.	CONTROLS AND PROCEDURES

Advocat, with the participation of our principal executive and financial officers has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2012. Based on this evaluation, the principal executive and financial officers have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that has occurred during our fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

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

As of March 31, 2012, we are engaged in 39 professional liability lawsuits. Five lawsuits are currently scheduled for trial during the next twelve months, and it is expected that additional cases will be set for trial. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.

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

ADVOCAT INC.

May 9, 2012	By:	/s/ Kelly J. Gill
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

10.1

First Amendment to Term Loan and Security Agreement and a First Amendment to Amended and Restated Revolving Loan and Security Agreement each by and among the subsidiaries of the Company, The PrivateBank and Trust Company, an Illinois banking corporation in its individual capacity and the other financial institutions parties thereto, and The PrivateBank and Trust Company, an Illinois banking corporation in its capacity as administrative agent for the Lenders.

*10.2	Amended and Restated Employment Agreement effective as of April 1, 2012, by and between Advocat Inc., a Delaware corporation, and Kelly Gill.

*10.3	Amended and Restated Retention Bonus Agreement entered into as of March 15, 2012, by and between Advocat Inc., a Delaware corporation, and L. Glynn Riddle, Jr.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.