Form 10-Q
period 2012-06-30
ADVOCAT INC
filed 2012-08-08
CIK 919956

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

CHECK ONE:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2012

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

5,883,245

(Outstanding shares of the issuer’s common stock as of July 30, 2012)

Part I. FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

ADVOCAT INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2012	December 31, 2011
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$6,868	$6,692
Receivables, less allowance for doubtful accounts of $3,382 and $2,882, respectively	26,658	26,342
Other receivables	1,078	1,739
Prepaid expenses and other current assets	2,967	3,448
Income tax refundable	339	1,058
Deferred income taxes	5,572	6,041

Total current assets	43,482	45,320

PROPERTY AND EQUIPMENT, at cost	93,364	93,351
Less accumulated depreciation	(48,579)	(47,326)
Discontinued operations, net	1,053	1,053

Property and equipment, net (variable interest entity restricted – 2012: $7,298; 2011: $7,298)	45,838	47,078

OTHER ASSETS:
Deferred income taxes	11,846	10,352
Deferred financing and other costs, net	1,516	1,318
Investment in nonconsolidated affiliate	318	—
Other assets	3,132	3,680
Acquired leasehold interest, net	8,804	8,996

Total other assets	25,616	24,346

	$114,936	$116,744

The accompanying notes are an integral part of these interim consolidated financial statements.

(Continued)

ADVOCAT INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(continued)

	June 30, 2012	December 31, 2011
	(Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt and capitalized lease obligations (variable interest entity nonrecourse – 2012: $201; 2011: $173)	$1,361	$1,131
Trade accounts payable	4,280	3,928
Accrued expenses:
Payroll and employee benefits	11,697	13,589
Current portion of self-insurance reserves	8,132	8,470
Other current liabilities	4,208	2,767

Total current liabilities	29,678	29,885

NONCURRENT LIABILITIES:
Long-term debt and capitalized lease obligations, less current portion (variable interest entity nonrecourse – 2012: $5,574; 2011: $5,067)	28,513	28,768
Self-insurance reserves, less current portion	13,372	12,049
Other noncurrent liabilities	17,992	18,155

Total noncurrent liabilities	59,877	58,972

COMMITMENTS AND CONTINGENCIES

SERIES C REDEEMABLE PREFERRED STOCK
$.10 par value, 5,000 shares authorized, issued and Outstanding	4,918	4,918

SHAREHOLDERS’ EQUITY:
Series A preferred stock, authorized 200,000 shares, $.10 par value, none issued and outstanding	—	—
Common stock, authorized 20,000,000 shares, $.01 par value, 6,115,000 and 6,061,000 shares issued, and 5,883,000 and 5,829,000 shares outstanding, respectively	61	61
Treasury stock at cost, 232,000 shares of common stock	(2,500)	(2,500)
Paid-in capital	18,492	18,219
Retained earnings	3,755	6,480
Accumulated other comprehensive loss	(989)	(945)

Total shareholders’ equity of Advocat Inc.	18,819	21,315
Noncontrolling interests	1,644	1,654

Total shareholders’ equity	20,463	22,969

	$114,936	$116,744

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts, unaudited)

	Three Months Ended June 30,
	2012	2011
PATIENT REVENUES, net	$77,092	$79,172

EXPENSES:
Operating	60,804	59,742
Lease	5,941	5,727
Professional liability	2,305	1,081
General and administrative	6,076	6,124
Depreciation and amortization	1,827	1,565

Total expenses	76,953	74,239

OPERATING INCOME (LOSS)	139	4,933

OTHER INCOME (EXPENSE):
Equity in net losses of investee	(32)	—
Interest expense, net	(703)	(582)

	(735)	(582)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(596)	4,351
BENEFIT (PROVISION) FOR INCOME TAXES	165	(1,412)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(431)	2,939

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Operating income (loss), net of taxes of $(0) and $(2), respectively	(2)	(2)

NET INCOME (LOSS)	(433)	2,937
Less: income attributable to noncontrolling interests	(15)	—

NET INCOME (LOSS) ATTRIBUTABLE TO ADVOCAT INC.	(448)	2,937
PREFERRED STOCK DIVIDENDS	(86)	(86)

NET INCOME (LOSS) FOR ADVOCAT INC. COMMON SHAREHOLDERS	$(534)	$2,851

NET INCOME (LOSS) PER COMMON SHARE FOR ADVOCAT INC. SHAREHOLDERS:
Per common share – basic
Continuing operations	$(0.09)	$0.49
Discontinued operations	—	—

	$(0.09)	$0.49

Per common share – diluted
Continuing operations	$(0.09)	$0.48
Discontinued operations	—	—

	$(0.09)	$0.48

COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.055	$0.055

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	5,825	5,778

Diluted	5,825	5,934

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands and unaudited)

	Three Months Ended June 30,
	2012	2011

NET INCOME (LOSS)	$(433)	$2,937

OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of cash flow hedge	(121)	(522)
Income tax effect	46	199

	(75)	(323)

COMPREHENSIVE INCOME (LOSS)	(508)	2,614
Less: comprehensive income attributable to noncontrolling interest	(15)	—

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ADVOCAT INC.	$(523)	$2,614

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts, unaudited)

	Six Months Ended June 30,
	2012	2011
PATIENT REVENUES, net	$154,190	$156,302

EXPENSES:
Operating	122,345	120,599
Lease	11,763	11,441
Professional liability	4,634	2,772
General and administrative	12,898	12,178
Depreciation and amortization	3,649	3,121

Total expenses	155,289	150,111

OPERATING INCOME (LOSS)	(1,099)	6,191

OTHER INCOME (EXPENSE):
Equity in net losses of investee	(32)	—
Interest expense, net	(1,403)	(1,033)
Debt retirement costs	—	(112)

	(1,435)	(1,145)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,534)	5,046
BENEFIT (PROVISION) FOR INCOME TAXES	868	(1,661)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,666)	3,385

NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Operating income (loss), net of taxes of $(78) and $(6), respectively	(143)	(10)

NET INCOME (LOSS)	(1,809)	3,375
Less: income attributable to noncontrolling interests	(93)	—

NET INCOME (LOSS) ATTRIBUTABLE TO ADVOCAT INC.	(1,902)	3,375
PREFERRED STOCK DIVIDENDS	(172)	(172)

NET INCOME (LOSS) FOR ADVOCAT INC. COMMON SHAREHOLDERS	$(2,074)	$3,203

NET INCOME (LOSS) PER COMMON SHARE FOR ADVOCAT INC. SHAREHOLDERS:
Per common share – basic
Continuing operations	$(0.33)	$0.56
Discontinued operations	(0.03)	—

	$(0.36)	$0.56

Per common share – diluted
Continuing operations	$(0.33)	$0.54
Discontinued operations	(0.03)	—

	$(0.36)	$0.54

COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.11	$0.11

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	5,810	5,765

Diluted	5,810	5,906

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands and unaudited)

	Six Months Ended June 30,
	2012	2011

NET INCOME (LOSS)	$(1,809)	$3,375

OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of cash flow hedge	(70)	(867)
Income tax effect	27	312

	(43)	(555)

COMPREHENSIVE INCOME (LOSS)	(1,852)	2,820
Less: comprehensive income attributable to noncontrolling interest	(93)	—

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ADVOCAT INC.	$(1,945)	$2,820

The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands and unaudited)

	Six Months Ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,809)	$3,375
Discontinued operations	(143)	(10)

Net income (loss) from continuing operations	(1,666)	3,385
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	3,649	3,121
Provision for doubtful accounts	1,688	1,194
Deferred income tax provision (benefit)	(998)	1,073
Provision for self-insured professional liability, net of cash payments	1,307	6
Stock based compensation	253	403
Other	186	388
Changes in other assets and liabilities affecting operating activities:
Receivables, net	(1,359)	(4,897)
Prepaid expenses and other assets	698	(32)
Trade accounts payable and accrued expenses	(222)	2,167

Net cash provided by continuing operations	3,536	6,808
Discontinued operations	62	(5)

Net cash provided by operating activities	3,598	6,803

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,211)	(5,553)
Investment in nonconsolidated affiliate	(318)	—
Change in restricted cash	605	(1,732)
Deposits and other deferred balances	(221)	(28)

Net cash used in investing activities	(2,145)	(7,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(659)	(22,709)
Proceeds from issuance of debt and capital leases	634	24,781
Financing costs	(118)	(796)
Issuance and redemption of employee equity awards	58	198
Payment of common stock dividends	(639)	(636)
Payment of preferred stock dividends	(172)	(172)
Contributions from (distributions to) noncontrolling interests	(102)	39
Payment for preferred stock restructuring	(279)	(271)

Net cash provided by (used in) financing activities	(1,277)	434

(Continued)

ADVOCAT INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands and unaudited)

(continued)

	Six Months Ended June 30,
	2012	2011

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$176	$(76)

CASH AND CASH EQUIVALENTS, beginning of period	6,692	8,862

CASH AND CASH EQUIVALENTS, end of period	$6,868	$8,786

SUPPLEMENTAL INFORMATION:
Cash payments of interest, net of amounts capitalized	$1,175	$833

Cash payments of income taxes	$141	$482

The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 AND 2011

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

As of June 30, 2012, the Company’s continuing operations consist of 47 nursing centers with 5,445 licensed nursing beds. The Company owns 9 and leases 38 of its nursing centers. The nursing center and licensed nursing bed count includes 90 beds at the Company’s recently opened West Virginia nursing center. This new nursing center is licensed to operate by the state of West Virginia and was recently certified. During the Medicare and Medicaid certification process the nursing center had limited the number of patients it accepted. The nursing center and licensed nursing bed count does not include the recently leased 88-bed skilled nursing center in Clinton, Kentucky. The Company will include this center once it is reopened as a licensed nursing center. The Company’s continuing operations include centers in Alabama, Arkansas, Florida, Kentucky, Ohio, Tennessee, Texas and West Virginia.

2.	CONSOLIDATION AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS

The interim consolidated financial statements include the operations and accounts of Advocat and its subsidiaries, all wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. Any variable interest entities (“VIEs”) in which the Company has an interest are consolidated when the Company identifies that it is the primary beneficiary. The Company has one variable interest entity and it relates to a nursing center in West Virginia described in Note 8. The Investment in nonconsolidated affiliate (a 50 percent owned joint venture partnership) is accounted for using the equity method and is described in Note 9.

The interim consolidated financial statements for the three and six month periods ended June 30, 2012 and 2011, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the Company’s financial position at June 30, 2012 and the results of operations and cash flows for the three and six month periods ended June 30, 2012 and 2011. The Company’s consolidated balance sheet at December 31, 2011 was derived from its audited consolidated financial statements as of December 31, 2011.

The results of operations for the three and six month periods ended June 30, 2012 and 2011 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

The Revolver is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions. As of June 30, 2012, the Company had no borrowings outstanding under the revolving credit facility. Annual fees for letters of credit issued under this Revolver are 3.00% of the amount outstanding. The Company has a letter of credit of $4,551,000 to serve as a security deposit for a lease. Considering the balance of eligible accounts receivable, the letter of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $15,000,000, the balance available for borrowing under the revolving credit facility is $10,449,000 at June 30, 2012.

The Company’s debt agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and debt service coverage ratios. The Company is in compliance with all such covenants at June 30, 2012.

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

The Company has consolidated $5,775,000 in debt that is owed by the variable interest entity that owns the West Virginia nursing center. The borrower is subject to covenants concerning total liabilities to tangible net worth as well as current assets compared to current liabilities. The borrower is in compliance with all such covenants at June 30, 2012. The borrower’s liabilities do not provide creditors with recourse to the general assets of the Company.

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

The Company assesses the effectiveness of its interest rate swap on a quarterly basis and at June 30, 2012, the Company determined that the interest rate swap was effective. The interest rate swap valuation model indicated a net liability of $1,595,000 at June 30, 2012. The fair value of the interest rate swap is included in “other noncurrent liabilities” on the Company’s interim consolidated balance sheet. The balance of accumulated other comprehensive loss at June 30, 2012 is $989,000 and reflects the liability related to the interest rate swap, net of the income tax benefit of $606,000. As the Company’s interest rate swap is not traded on a market exchange, the fair value is determined using a valuation model based on a discounted cash flow analysis. This analysis reflects the contractual terms of the interest rate swap agreement and uses observable market-based inputs, including estimated future LIBOR interest rates. The interest rate swap valuation is classified in Level 2 of the fair value hierarchy, in accordance with the Financial Accounting Standards Board’s (“FASB’s”) guidance on Fair Value Measurements and Disclosures.

4.	INSURANCE MATTERS

Professional Liability and Other Liability Insurance-

The Company has professional liability insurance coverage for its nursing centers that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. The Company has essentially exhausted all general and professional liability insurance available for claims asserted prior to July 1, 2011.

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

Reserve for Estimated Self-Insured Professional Liability Claims-

Because the Company’s actual liability for existing and anticipated professional liability and general liability claims will exceed the Company’s limited insurance coverage, the Company has recorded total liabilities for reported and estimated future claims of $20,415,000 as of June 30, 2012. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis and are presented without regard to any potential insurance recoveries. Amounts are added to the accrual for estimates of anticipated liability for claims incurred during each period, and amounts are deducted from the accrual for settlements paid on existing claims during each period.

The Company evaluates the adequacy of this liability on a quarterly basis. Semi-annually, the Company retains a third-party actuarial firm to assist in the evaluation of this reserve. Merlinos & Associates, Inc. (“Merlinos”) prepared the most recent estimate of the appropriate accrual for the current claims period and for incurred but not reported general and professional liability claims based on data furnished as of May 31. Merlinos primarily utilizes historical data regarding the frequency and cost of the Company’s past claims over a multi-year period, industry data and information regarding the number of occupied beds to develop its estimates of the Company’s ultimate professional liability cost for current periods. The Actuarial Division of Willis of Tennessee, Inc. performed all prior estimates.

On a quarterly basis, the Company obtains reports of asserted claims and lawsuits incurred. These reports, which are provided by the Company’s insurers and a third party claims administrator, contain information relevant to the actual expense already incurred with each claim as well as the third-party administrator’s estimate of the anticipated total cost of the claim. This information is reviewed by the Company quarterly and provided to the actuary semi-annually. Based on the Company’s evaluation of the actual claim information obtained, the semi-annual estimates received from the third-party actuary, the amounts paid and committed for settlements of claims and on estimates regarding the number and cost of additional claims anticipated in the future, the reserve estimate for a particular period may be revised upward or downward on a quarterly basis. Any increase in the accrual decreases results of operations in the period and any reduction in the accrual increases results of operations during the period.

The Company’s cash expenditures for self-insured professional liability costs from continuing operations were $3,065,000 and $2,209,000 for the six months ended June 30, 2012 and 2011, respectively.

The Company follows the FASB Accounting Standards Update, “Presentation of Insurance Claims and Related Insurance Recoveries,” that clarifies that a health care entity should not net insurance recoveries against a related professional liability claim and that the amount of the claim liability should be determined without consideration of insurance recoveries. Accordingly, the Company has assets and equal liabilities of $500,000 at June 30, 2012 and $750,000 at December 31, 2011, respectively.

Although the Company adjusts its accrual for professional and general liability claims on a quarterly basis and retains a third-party actuarial firm semi-annually to assist management in estimating the appropriate accrual, professional and general liability claims are inherently uncertain, and the liability associated with anticipated claims is very difficult to estimate. Professional liability cases have a long cycle from the date of an incident to the date a case is resolved, and final determination of the Company’s actual liability for claims incurred in any given period is a process that takes years. As a result, the Company’s actual liabilities may vary significantly from the accrual, and the amount of the accrual has and may continue to fluctuate by a material amount in any given period. Each change in the amount of this accrual will directly affect the Company’s reported earnings and financial position for the period in which the change in accrual is made.

Other Insurance-

With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. The Company is completely self-insured for workers’ compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. From June 30, 2003 until June 30, 2007, the Company’s workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. For the period from July 1, 2008 through June 30, 2012, the Company is covered by a prefunded deductible policy. Under this policy, the Company is self-insured for the first $500,000 per claim, subject to an aggregate maximum of $3,000,000. The Company funds a loss fund account with the insurer to pay for claims below the deductible. The Company accounts for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred. The liability for workers’ compensation claims is $368,000 at June 30, 2012. The Company has a non-current receivable for workers’ compensation policy’s covering previous years of $846,000 as of June 30, 2012. The non-current receivable is a function of payments paid to the Company’s insurance carrier in excess of the estimated level of claims expected to be incurred.

As of June 30, 2012, the Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $175,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $721,000 at June 30, 2012. The differences between actual settlements and reserves are included in expense in the period finalized.

5.	STOCK-BASED COMPENSATION

During 2012, the Compensation Committee of the Board of Directors approved a grant of approximately 41,000 shares of restricted common stock to certain employees and members of the Board of Directors. The restricted shares vest one-third on the first, second and third anniversaries of the grant date. Unvested shares may not be sold or transferred. During the vesting period, dividends accrue on the restricted shares, but are paid in additional shares of common stock upon vesting, subject to the vesting provisions of the underlying restricted shares. The restricted shares are entitled to the same voting rights as other common shares. Upon vesting, all restrictions are removed.

Stock-based compensation expense is non-cash and is included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. The Company recorded total stock-based compensation expense of $253,000 and $403,000 in the six month periods ended June 30, 2012 and 2011, respectively.

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

7.	EARNINGS (LOSS) PER COMMON SHARE

Information with respect to basic and diluted net income (loss) per common share is presented below in thousands, except per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator: Income (loss) amounts attributable to Advocat Inc. common shareholders:
Net income (loss) from continuing operations	$(431)	$2,939	$(1,666)	$3,385
Less: income attributable to noncontrolling interests	(15)	—	(93)	—

Income (loss) from continuing operations attributable to Advocat Inc.	(446)	2,939	(1,759)	3,385
Preferred stock dividends	(86)	(86)	(172)	(172)

Income (loss) from continuing operations attributable to Advocat Inc. shareholders	(532)	2,853	(1,931)	3,213
Income (loss) from discontinued operations, net of income taxes	(2)	(2)	(143)	(10)

Net income (loss) attributable to Advocat Inc. Shareholders	$(534)	$2,851	$(2,074)	$3,203

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss) per common share:
Per common share – basic
Income (loss) from continuing operations	$(0.09)	$0.49	$(0.33)	$0.56
Income (loss) from discontinued operations
Operating income (loss), net of taxes	—	—	(0.03)	—

Discontinued operations, net of taxes	—	—	(0.03)	—

Net income (loss)	$(0.09)	$0.49	$(0.36)	$0.56

Per common share – diluted
Income (loss) from continuing operations	$(0.09)	$0.48	$(0.33)	$0.54
Income (loss) from discontinued operations
Operating income (loss), net of taxes	—	—	(0.03)	—

Discontinued operations, net of taxes	—	—	(0.03)	—

Net income (loss)	$(0.09)	$0.48	$(0.36)	$0.54

Weighted Average Common Shares Outstanding:
Basic	5,825	5,778	5,810	5,765
Diluted	5,825	5,934	5,810	5,906

The effects of 274,000 and 205,000 SOSARs and options outstanding were excluded from the computation of diluted earnings per common share in 2012 and 2011, respectively, because these securities would have been anti-dilutive. The weighted average common shares for basic and diluted earnings for common shares were the same due to the quarterly and the six months year to date loss in 2012.

8.	WEST VIRGINIA FACILITY

On December 28, 2011, the Company completed construction of Rose Terrace Health and Rehabilitation Center (“Rose Terrace”), its third health care center in West Virginia. The state of the art 90-bed skilled nursing center is located in Culloden, West Virginia, along the Huntington-Charleston corridor, and offers 24-hour skilled nursing care designed to meet the care needs of both short and long term nursing patients. The Rose Terrace nursing center utilizes a Certificate of Need the Company obtained in June 2009, when the Company completed the acquisition of certain assets of a skilled nursing center in West Virginia. The new nursing center is licensed to operate by the state of West Virginia and recently obtained its certification.

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

	June 30, 2012	December 31, 2011
	(Unaudited)
Land	$787,000	$787,000
Building and improvements	5,976,000	5,938,000
Furniture, fixtures and equipment	535,000	573,000
Other assets	121,000	46,000

	$7,419,000	$7,344,000

Current accruals	$—	$450,000
Notes payable, including current portion	5,775,000	5,240,000
Non-controlling interests equity	1,644,000	1,654,000

	$7,419,000	$7,344,000

Six Months Ended June 30, 2012
Beginning non-controlling interests equity	$1,654,000
Comprehensive income attributable to non-controlling interests	92,000
Distributions to non-controlling interest owners	(102,000)

Ending non-controlling interests equity	$1,644,000

9.	BUSINESS DEVELOPMENT

Lease Agreement

In April 2012, the Company entered into a lease agreement to operate an 88-bed skilled nursing center in Clinton, Kentucky. The center is subject to a mortgage insured through the United States Department of Housing and Urban Development. The current annual lease payments are approximately $373,000. The lease has an initial ten year term with two five year renewal options and contains an option to purchase the property for $3.3 million during the first five years. The center has not had residents since April 2011 after being de-certified by Medicare and Medicaid. The lease may be terminated if the center does not obtain certifications under the Medicare and Kentucky Medicaid programs by October 15, 2012.

Pharmacy Partnership

The Investment in nonconsolidated affiliate reflected on the interim consolidated balance sheet relates to a pharmacy joint venture partnership in which the Company owns a 50 percent interest. The joint venture partnership is accounted for using the equity method. An equity method investment is the Company’s investment in an entity in which the Company lacks control of but it has the ability to exercise significant influence over operating and financial policies. Under the equity method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of the net earnings or losses of the affiliate as they occur. During the second quarter of 2012 the Company and its partner provided the initial funding and the joint venture began operations. The pharmacy joint venture will initially provide pharmacy services to certain of the Company’s nursing centers and eventually expand to nursing centers not affiliated with the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Advocat Inc. provides long-term care services to nursing center patients in eight states, primarily in the Southeast and Southwest. Our centers provide a range of health care services to their patients and residents. In addition to the nursing, personal care and social services usually provided in long-term care centers, we offer a variety of comprehensive rehabilitation services as well as nutritional support services. As of June 30, 2012, our continuing operations consist of 47 nursing centers with 5,445 licensed nursing beds. We own 9 and lease 38 of our nursing centers included in continuing operations. The nursing center and licensed nursing bed count includes 90 beds at our recently opened West Virginia nursing center. This new nursing center is licensed to operate by the state of West Virginia and was recently certified. During the certification process, the nursing center limited the number of patients it accepted. The nursing center and licensed nursing bed count does not include the recently leased 88-bed skilled nursing center in Clinton, Kentucky. We will include this center once it is reopened as a licensed nursing center.

Strategic operating initiatives

During the third quarter of 2010 we identified several key strategic objectives to increase shareholder value through improved operations and business development. These strategic operating initiatives included: improving skilled mix in our nursing centers, improving our average Medicare rate, implementing Electronic Medical Records (“EMR”) to improve Medicaid capture, accelerate center renovations and complete strategic acquisitions. We have experienced success in these initiatives and expect to continue to build on these improvements. We describe each of these below as well as provide metrics for our most recent quarter versus the third quarter of 2010, the quarter before we embarked on our strategic operating initiatives.

Improving skilled mix and average Medicare rate:

Our strategic operating initiatives of improving our skilled mix and our average Medicare rate required investing in nursing and clinical care to treat more acute patients along with nursing center based marketing representatives to attract these patients. These initiatives developed referral and managed care relationships that have attracted and are expected to continue to attract quality payor sources for patients covered by Medicare and managed care. A comparison of our most recent quarter versus the third quarter of 2010, the quarter before we embarked on our strategic operating initiatives, reflects our success with these strategic operating initiatives:

	Three Months Ended
	June 30, 2012	September 30, 2010
As a percent of total census:
Medicare census	13.4%	12.8%
Managed care census	2.4%	1.1%

Total skilled mix census	15.8%	13.9%

As a percent of total revenues:
Medicare revenues	30.8%	29.9%
Managed care revenues	4.7%	2.5%

Total skilled mix revenues	35.5%	32.4%

Medicare average rate per day:	$412.95	$388.37

Implementing Electronic Medical Records to improve Medicaid capture:

Another strategic operating initiative was implementing EMR to improve Medicaid revenue capture, primarily in our states where the Medicaid payments are acuity based. We completed the implementation of Electronic Medical Records in all our nursing centers in December 2011, on time and under budget, and since implementation have increased our average Medicaid rate despite rate cuts in certain acuity based states. A comparison of our most recent quarter versus the third quarter of 2010 reflects our success with increasing our average Medicaid rate per day:

	Three Months Ended
	June 30, 2012	September 30, 2010
Medicaid average rate per day:	$157.88	$148.21

Accelerate center renovations:

As part of our strategic operating initiatives we have accelerated our program for improving our physical plants. Since 2005, we have been completing strategic renovations of certain facilities that improve quality of care and profitability. We plan to continue these nursing center renovation projects and accelerate this strategy using the knowledge obtained in the first few years of this program. A comparison of our most recent quarter versus the third quarter of 2010 reflects our success with accelerating center renovations:

	June 30, 2012	September 30, 2010
Renovated nursing centers	18	15
Amounts expended on renovations (in millions)	$27.0	$22.1

Complete strategic acquisitions:

Our strategic operating initiatives include a renewed focus on completing strategic acquisitions. We continue to pursue and investigate opportunities to acquire, lease or develop new facilities, focusing primarily on opportunities within our existing areas of operation. We expect to announce additional development projects in the near future. A comparison of our current nursing center and bed count (including the recently leased nursing center in Clinton, Kentucky) versus the third quarter of 2010, the quarter before we embarked on our strategic operating initiatives, reflects our success with strategic acquisitions:

	June 30, 2012	September 30, 2010
Nursing centers	48	46
Licensed nursing beds	5,533	5,364

We are incurring expenses and start-up losses in connection with these initiatives, as described more fully in “Results of Operations.” These investments in business initiatives have increased our operating expenses during 2012 and 2011 as well as the latter portion of 2010. While we expect to see additional non-recurring start-up losses, we also expect our investments to create additional revenue and improved profitability over the next several quarters.

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

The following table sets forth net patient and resident revenues related to our continuing operations by payor source for the periods presented (dollar amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Medicaid	$40,229	52.2%	$37,774	47.7%	$79,066	51.3%	$75,655	48.4%
Medicare	23,751	30.8	28,422	35.9	49,301	32.0	55,248	35.4
Managed care	3,617	4.7	3,079	3.9	6,891	4.5	6,141	3.9
Private Pay and other	9,495	12.3	9,897	12.5	18,932	12.2	19,258	12.3

Total	$77,092	100.0%	$79,172	100.0%	$154,190	100.0%	$156,302	100.0%

The following table sets forth average daily skilled nursing census by payor source for our continuing operations for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
Medicaid	2,813	68.2%	2,761	66.6%	2,796	68.0%	2,776	67.0%
Medicare	552	13.4	607	14.6	572	13.9	602	14.5
Managed care	98	2.4	78	1.9	94	2.3	79	1.9
Private Pay and other	659	16.0	701	16.9	649	15.8	689	16.6

Total	4,122	100.0%	4,147	100.0%	4,111	100.0%	4,146	100.0%

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

In March 2010, significant legislation concerning health care and health insurance was passed, including the “Patient Protection and Affordable Care Act”, (“Affordable Care Act”) along with the “Health Care and Education Reconciliation Act of 2010” (“Reconciliation Act”) collectively defined as the “Legislation.” As previously noted, we expect this Legislation to impact our Company, our employees and our patients and residents in a variety of ways. This Legislation significantly changes the future responsibility of employers with respect to providing health care coverage to employees in the United States. Two of the main provisions of the Legislation become effective in 2014 whereby most individuals will be required to either have health insurance or pay a fine and employers with 50 or more employees will either have to provide minimum essential coverage or will be subject to additional taxes. We have not estimated the financial impact of the Legislation and the costs associated with complying with the increased levels of health insurance we will be required to provide our employees and their dependents in future years. We expect the Legislation will result in increased operating expenses.

We also expect for this Legislation to continue to impact our Medicaid and Medicare reimbursement as well, though the exact timing and level of that impact is currently unknown. The Legislation expands the role of home based and community services, which may place downward pressure on our sustaining population of Medicaid residents.

On June 28, 2012 the United States Supreme Court ruled that the enactment of the Affordable Care Act did not violate the Constitution of the United States. This ruling permits the implementation of most of the provisions of the Affordable Care Act to proceed. The provisions of the Affordable Care Act discussed above are only examples of federal health reform provisions that we believe may have a material impact on the long-term care industry and on our business. We anticipate that many of the provisions of the legislation may be subject to further clarification and modification through the rule making process and could have a material adverse impact on our results of operations.

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

Medicare

Effective October 1, 2011, Medicare rates were reduced by a nationwide average of 11.1%, the net effect of a reduction to restore overall payments to their intended levels on a prospective basis and the application of a 2.7% market basket increase and a negative 1.0% productivity adjustment required by the Affordable Care Act. The final Centers for Medicare and Medicaid Services (“CMS”) rule also adjusts the method by which group therapy is counted for reimbursement purposes and, for patients receiving therapy, changes the timing of reassessment for purposes of determining patient RUG categories. These October 2011 Medicare reimbursement changes decreased our Medicare revenue and our Medicare rate per patient day. The new regulations also resulted in an increase in costs to provide therapy services to our patients.

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

In July 2012, CMS issued Medicare payment rates, effective October 1, 2012, that are expected to increase reimbursement to skilled nursing centers by approximately 1.8% compared to the fiscal year ending September 30, 2012. The increase is the net effect of a 2.5% inflation increase as measured by the SNF market basket, offset by a 0.7% negative productivity adjustment required by the Affordable Care Act. Effective January 1, 2013, the increase is scheduled to be offset by the 2% reduction called for by the BCA discussed above.

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

The Middle Class Tax Relief and Job Creation Act of 2012 also resulted in a reduction of bad debt treated as an allowable cost. Prior to this act, Medicare reimburses providers for beneficiaries’ unpaid coinsurance and deductible amounts after reasonable collection efforts at a rate between 70 and 100 percent of beneficiary bad debt. This provision reduces bad debt reimbursement for all providers to 65 percent.

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

We receive the majority of our annual Medicaid rate increases during the third quarter of each year. The rate changes received in the third quarter of 2011, along with increased Medicaid acuity in our acuity based states, was the primary contributor to our 4.7% increase in average rate per day for Medicaid patients in 2012 compared to 2011.

We are unable to predict what, if any, reform proposals or reimbursement limitations will be implemented in the future, or the effect such changes would have on our operations. For the six months ended June 30, 2012, we derived 32.0% and 51.3% of our total patient revenues related to continuing operations from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on our profitability.

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

Contractual Obligations and Commercial Commitments

We have certain contractual obligations of continuing operations as of June 30, 2012, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	After 5 Years
Long-term debt obligations (1)	$36,756	$3,307	$5,841	$27,608	$—
Settlement obligations (2)	$2,252	$2,252	$—	$—	$—
Executive severance (3)	$416	$416	$—	$—	$—
Series C Preferred Stock (4)	$4,918	$4,918	$—	$—	$—
Elimination of Preferred Stock Conversion feature (5)	$4,293	$687	$1,374	$1,374	$858

Operating leases	$570,330	$24,105	$49,431	$51,839	$444,955
Required capital expenditures under operating leases (6)	$17,855	$268	$536	$536	$16,515

Total	$636,820	$35,953	$57,182	$81,357	$462,328

(1)	Long-term debt obligations include scheduled future payments of principal and interest of long-term debt and amounts outstanding on our capital lease obligations.
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

We have employment agreements with certain members of management that provide for the payment to these members of amounts up to 2 times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change of control of the Company (as defined). The maximum contingent liability under these agreements is approximately $1.1 million as of June 30, 2012. The terms of such agreements are for one year and automatically renew for one year if not terminated by us or the employee. In addition, upon the occurrence of any triggering event, those certain members of management may elect to require that we purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of our common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of our stock on June 30, 2012, there is no maximum contingent liability for the repurchase of the equity grants. No amounts have been accrued for these contingent liabilities.

Results of Operations

The following tables present the unaudited interim statements of operations and related data for the three and six month periods ended June 30, 2012 and 2011:

(in thousands)	Three Months Ended June 30,
	2012	2011	Change	%
PATIENT REVENUES, net	$77,092	$79,172	$(2,080)	(2.6)

EXPENSES:
Operating	60,804	59,742	1,062	1.8
Lease	5,941	5,727	214	3.7
Professional liability	2,305	1,081	1,224	113.2
General and administrative	6,076	6,124	(48)	(0.8)
Depreciation and amortization	1,827	1,565	262	16.7

Total expenses	76,953	74,239	2,714	3.7

OPERATING INCOME	139	4,933	(4,794)	(97.2)

OTHER INCOME (EXPENSE):
Equity in net losses of investee	(32)	—	(32)	(100.0)
Interest expense, net	(703)	(582)	(121)	(20.8)

	(735)	(582)	(153)	(26.3)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(596)	4,351	(4,947)	(113.7)
BENEFIT (PROVISION) FOR INCOME TAXES	165	(1,412)	1,577	111.7

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	$(431)	$2,939	$(3,370)	(114.7)

(in thousands)	Six Months Ended June 30,
	2012	2011	Change	%
PATIENT REVENUES, net	$154,190	$156,302	$(2,112)	(1.4)

EXPENSES:
Operating	122,345	120,599	1,746	1.4
Lease	11,763	11,441	322	2.8
Professional liability	4,634	2,772	1,862	67.2
General and administrative	12,898	12,178	720	5.9
Depreciation and amortization	3,649	3,121	528	16.9

Total expenses	155,289	150,111	5,178	3.4

OPERATING INCOME	(1,099)	6,191	(7,290)	(117.8)

OTHER INCOME (EXPENSE):
Equity in net losses of investee	(32)	—	(32)	(100.0)
Interest expense, net	(1,403)	(1,033)	(370)	(35.8)
Debt retirement costs	—	(112)	112	100.0

	(1,435)	(1,145)	(290)	(25.3)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,534)	5,046	(7,580)	(150.2)
PROVISION FOR INCOME TAXES	868	(1,661)	2,529	152.3

NET INCOME FROM CONTINUING OPERATIONS	$(1,666)	$3,385	$(5,051)	(149.2)

Percentage of Net Revenues	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
PATIENT REVENUES, net	100.0%	100.0%	100.0%	100.0%

EXPENSES:
Operating	78.8	75.5	79.3	77.2
Lease	7.7	7.2	7.6	7.3
Professional liability	3.0	1.4	3.0	1.7
General and administrative	7.9	7.7	8.4	7.8
Depreciation and amortization	2.4	2.0	2.4	2.0

Total expenses	99.8	93.8	100.7	96.0

OPERATING INCOME	0.2	6.2	(0.7)	4.0

OTHER INCOME (EXPENSE):
Interest expense	(1.0)	(0.7)	(0.9)	(0.7)

	(1.0)	(0.7)	(0.9)	(0.7)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(0.8)	5.5	(1.6)	3.3
BENEFIT (PROVISION) FOR INCOME TAXES	0.2	(1.8)	0.6	(1.1)

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(0.6)%	3.7%	(1.0)%	2.2%

Three Months Ended June 30, 2012 Compared With Three Months Ended June 30, 2011

Patient Revenues

Patient revenues were $77.1 million in 2012 and $79.2 million in 2011. This decrease in revenue is primarily attributable to the 11.1% cut to Medicare rates implemented by CMS on October 1, 2011. Our newly opened West Virginia nursing center has received its license to operate, and more recently obtained its certification. The new nursing center contributed $0.2 million in revenue as its certification was in process during the second quarter of 2012.

The following table summarizes key revenue and census statistics for continuing operations for each period:

	Three Months Ended June 30,
	2012		2011
Skilled nursing occupancy	76.8	%(1)	77.3%
As a percent of total census:
Medicare census	13.4%		14.6%
Managed care census	2.4%		1.9%
As a percent of total revenues:
Medicare revenues	30.8%		35.9%
Medicaid revenues	52.2%		47.7%
Managed care revenues	4.7%		3.9%
Average rate per day:
Medicare	$412.95		$464.71
Medicaid	$157.88		$150.66
Managed care	$377.76		$403.50

(1)

Skilled nursing occupancy excludes our recently opened West Virginia nursing center. This new nursing center is licensed to operate by the state of West Virginia and during the second quarter limited its number of patients while we completed the certification process.

The average Medicaid rate per patient day for 2012 increased 4.8% compared to 2011, resulting in an increase in revenue of $1.8 million. This average rate per day for Medicaid patients is the result of rate increases in certain states and increasing patient acuity levels. The average Medicare rate per patient day for 2012 decreased 11.1% compared to 2011, resulting in a net decrease in revenue of $2.6 million. This decrease is primarily attributable to the October 1, 2011 CMS implemented Medicare rate decrease of 11.1% partially offset by investments we have made to improve our skilled care offerings.

Our total average daily census decreased by approximately 0.6% compared to 2011, resulting in a revenue decrease of approximately $1.4 million. We experienced an increase of $0.3 million in revenue delivery to our Medicare B patients in 2012 compared to 2011.

Operating expense

We have experienced a significant amount of non-recurring start-up losses during 2012 at our two new centers. We expect both of these centers to be accretive to earnings in 2013. Our newly opened West Virginia nursing center contributed $0.6 million in start-up and additional operating expenses. Our newly leased Kentucky nursing center, that we are in the process of reopening, contributed $0.1 million in additional operating costs.

Operating expense increased to $60.8 million in 2012 from $59.7 million in 2011, an increase of $1.1 million, or 1.8%. Operating expense increased to 78.8% of revenue in 2012, compared to 75.5% of revenue in 2011 due significantly to the decrease in Medicare rates.

The largest component of operating expenses is wages, which increased to $37.6 million in 2012 from $37.5 million in 2011, an increase of $0.1 million, or 0.4%. Merit and inflationary raises for personnel were approximately 3.8% for the quarter. Workers compensation insurance expense decreased approximately $0.1 million in 2012 compared to 2011. The decrease is the result of better claims experience in 2012 compared to 2011.

Employee health insurance costs were approximately $0.2 million higher in 2012 compared to 2011. The Company is self-insured for the first $175,000 in claims per employee each year, and we experienced a higher level of claims costs during 2012. Employee health insurance costs can vary significantly from year to year, and we continually evaluate the provisions of these plans.

Bad debt expense increased approximately $0.2 million in 2012 compared to 2011. Provider taxes increased $0.3 million primarily as a result of Alabama’s temporary provider tax increase. Ancillary and nursing costs were $0.3 million lower in 2012 compared to 2011 due to lowering equipment costs through purchasing certain types of equipment that had been leased previously, lower census and our cost savings initiatives implemented in 2011 and 2012.

Lease expense

Lease expense increased to $5.9 million in 2012 from $5.7 million in 2011. The increase in lease expense was rent for lessor funded property renovations and $0.1 million in lease expense for the newly leased nursing center in Clinton, Kentucky.

Professional liability

Professional liability expense was $2.3 million in 2012 compared to $1.1 million in 2011, an increase of $1.2 million. We were engaged in 41 professional liability lawsuits as of June 30, 2012, compared to 38 as of December 31, 2011. Our cash expenditures for professional liability costs of continuing operations were $1.7 million and $0.9 million for 2012 and 2011, respectively. Professional liability expense and cash expenditures fluctuate from year to year based respectively on the results of our third-party professional liability actuarial studies and on the costs incurred in defending and settling existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.

General and administrative expense

General and administrative expenses were approximately $6.1 million in 2012 and 2011. Wage costs increased by $0.2 million while costs of our strategic initiatives accounted for approximately $0.2 million, including consulting services, legal and acquisition related expenses. We saw a $0.3 million increase in legal expenses and our performance-based incentive expense was $0.5 million lower in 2012. Our cost increases were offset by a $0.1 million decrease in implementation costs of Electronic Medical Records when compared to 2011.

Depreciation and amortization

Depreciation and amortization expense was approximately $1.8 million in 2012 and $1.6 million in 2011. The increase in 2012 is primarily due to depreciation and amortization expenses related to capital expenditures for additions to property and equipment, including equipment related to our EMR initiative.

Interest expense, net

Interest expense increased to $0.7 million in 2012 compared to $0.6 million in 2011. The $0.1 million increase in interest expense relates to the new nursing center in West Virginia.

Income (loss) from continuing operations before income taxes; income (loss) from continuing operations per common share

As a result of the above, continuing operations reported income (loss) before income taxes of $(0.6) million and $4.4 million in 2012 and 2011, respectively. The provision (benefit) for income taxes was $(0.2) million in 2012 and $1.4 million in 2011. The basic and diluted income (loss) per common share from continuing operations were both $(0.09) in 2012 compared to $0.49 and $0.48 in 2011.

Six Months Ended June 30, 2012 Compared With Six Months Ended June 30, 2011

Patient Revenues

Patient revenues were $154.2 million in 2012 and $156.3 million in 2011. This decrease in revenue is primarily attributable to the 11.1% cut to Medicare rates implemented by CMS on October 1, 2011. Our newly opened West Virginia nursing center has received its license to operate, and more recently obtained its Medicare and Medicaid certification. The new nursing center contributed $0.3 million in revenue as its federal certification was in process during the first half of 2012.

The following table summarizes key revenue and census statistics for continuing operations for each period:

	Six Months Ended June 30,
	2012		2011
Skilled nursing occupancy	76.7	%(1)	77.3%
As a percent of total census:
Medicare census	13.9%		14.5%
Managed care census	2.3%		1.9%
As a percent of total revenues:
Medicare revenues	32.0%		35.4%
Medicaid revenues	51.3%		48.4%
Managed care revenues	4.5%		3.9%
Average rate per day:
Medicare	$414.30		$460.10
Medicaid	$156.70		$149.67
Managed care	$384.28		$408.68

(1)

Skilled nursing occupancy excludes our recently opened West Virginia nursing center. This new nursing center is licensed to operate by the state of West Virginia and during the first six months had limited the number of patients while we completed the certification process.

The average Medicaid rate per patient day for 2012 increased 4.7% compared to 2011, resulting in an increase in revenue of $3.6 million. This average rate per day for Medicaid patients is the result of rate increases in certain states and increasing patient acuity levels. The average Medicare rate per patient day for 2012 decreased 10.0% compared to 2011, resulting in a net decrease in revenue of $4.8 million. This decrease is primarily attributable to the October 1, 2011 CMS implemented Medicare rate decrease of 11.1% offset by investments we have made to improve our skilled care offerings.

Our total average daily census decreased by approximately 0.8% compared to 2011, resulting in a revenue decrease of approximately $1.1 million. We experienced an increase of $1.1 million in revenue delivery to our Medicare B patients in 2012 compared to 2011.

Operating expense

We experienced a significant amount of non-recurring start-up losses during 2012 at our two new centers. We expect both of these centers to be accretive to earnings in 2013. Our newly opened West Virginia nursing center contributed $1.0 million in start-up and additional operating expenses. Our newly leased Kentucky nursing center, that we are in the process of reopening, contributed $0.1 million in additional operating costs.

Operating expense increased to $122.3 million in 2012 from $120.6 million in 2011, an increase of $1.7 million, or 1.4%. Operating expense increased to 79.3% of revenue in 2012, compared to 77.2% of revenue in 2011 due significantly to the reduction in Medicare rates.

The largest component of operating expenses is wages, which increased to $75.6 million in 2012 from $74.5 million in 2011, an increase of $1.1 million, or 1.5%. Merit and inflationary raises for personnel were approximately 3.9% for the year. The extra day in February for leap year contributed $0.4 million of the wage increases.

Workers compensation insurance expense decreased approximately $0.4 million in 2012 compared to 2011. The decrease is the result of better claims experience in 2012 compared to 2011.

Provider taxes increased by $0.3 million during 2012 compared to 2011 primarily as a result of Alabama’s temporary provider tax increase. Ancillary and nursing costs were $0.7 million lower in 2012 compared to 2011 due to lowering equipment costs through purchasing certain types of equipment that had been leased previously, lower census and our cost savings initiatives implemented in 2011 and 2012.

Bad debt expense increased approximately $0.5 million in 2012 compared to 2011.

Lease expense

Lease expense increased to $11.8 million in 2012 from $11.4 million in 2011. The primary reason for the increase in lease expense was rent for lessor funded property renovations along with the $0.1 million in additional lease expense for the new nursing center in Clinton, Kentucky.

Professional liability

Professional liability expense was $4.6 million in 2012 compared to $2.8 million in 2011, an increase of $1.8 million. We were engaged in 41 professional liability lawsuits as of June 30, 2012, compared to 38 as of December 31, 2011. Our cash expenditures for professional liability costs of continuing operations were $3.1 million and $2.2 million for 2012 and 2011, respectively. Professional liability expense and cash expenditures fluctuate from year to year based respectively on the results of our third-party professional liability actuarial studies and on the costs incurred in defending and settling existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.

General and administrative expense

General and administrative expenses were approximately $12.9 million in 2012 compared to $12.2 million in 2011, an increase of $0.7 million, or 5.9%. Wage costs increased by $0.7 million while costs of our strategic initiatives accounted for approximately $0.5 million, including consulting services, legal and acquisition related expenses. Performance-based incentive expense was $0.8 million lower in 2012. We also experienced an increase of approximately $0.5 million in severance and nonrecurring general and administrative costs. Our cost increases were partially offset by a $0.3 million decrease in implementation costs of Electronic Medical Records when compared to 2011.

Depreciation and amortization

Depreciation and amortization expense was approximately $3.6 million in 2012 and $3.1 million in 2011. The increase in 2012 is primarily due to depreciation and amortization expenses related to capital expenditures for additions to property and equipment, including equipment related to our EMR initiative.

Interest expense, net

Interest expense increased to $1.4 million in 2012 compared to $1.0 million in 2011. The interest expense related to the new nursing center in West Virginia was responsible for $0.3 million of our 2012 interest expense increase. As discussed further in “Capital Resources” the increase in interest expense is partially due to the change in interest rates on our Mortgage Loan to a fixed rate of 7.07% from 4.01% and the additional $2.4 million in borrowings for capital improvements at our owned homes.

Income (loss) from continuing operations before income taxes; income (loss) from continuing operations per common share

As a result of the above, continuing operations reported income (loss) before income taxes of $(2.5) million and $5.0 million in 2012 and 2011, respectively. The provision (benefit) for income taxes was $(0.9) million in 2012 and $1.7 million in 2011. The basic and diluted income (loss) per common share from continuing operations were both $(0.33) in 2012 compared to $0.56 and $0.54 in 2011.

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

Net cash provided by operating activities of continuing operations totaled $3.5 million in 2012 and $6.8 million in 2011.

Investing activities of continuing operations used cash of $2.1 million and $7.3 million in 2012 and 2011, respectively. These amounts primarily represent cash used for purchases of property and equipment. We have used between $6.4 million and $13.4 million for capital expenditures of continuing operations in each of the three calendar years ended December 31, 2011. Purchases of property include $0.1 and $2.1 million during 2012 and 2011, respectively, for assets added by the entity that constructed the West Virginia nursing center that we are consolidating. We used $0.6 million in restricted cash to fund capital improvements at the four owned nursing centers that secure the mortgage loan during 2012 and saw a net increase in these restricted funds during 2011 when the funds were borrowed. Investing activities include a net investment in a nonconsolidated joint venture partnership of $0.3 million.

Financing activities of continuing operations used cash of $1.3 million in 2012 and provided cash of $0.4 million in 2011. Financing activities in 2012 reflect debt of $0.6 million that was added by the entity that owns the West Virginia nursing center that we are consolidating as well as payment of existing debt obligations and capitalized leases of $0.7 million. Net cash provided in 2011 primarily resulted from payment and refinancing of existing mortgage obligations of $20.6 million and paying $0.8 million in financing costs in connection with the new mortgage loan under which we borrowed $23.0 million, including approximately $2.4 million to fund capital improvements at our owned centers. During 2011, we also paid $2.0 million on our outstanding revolving line of credit. Increased debt for 2011 also reflects $1.8 million that was added by the entity constructing the West Virginia facility that we were consolidating. Financing activities reflect $0.8 million in common stock and preferred stock dividends in 2012 and 2011, respectively.

Our cash expenditures related to professional liability claims were $3.1 million and $2.2 million in 2012 and 2011, respectively. Although we work diligently to limit the cash required to settle and defend professional liability claims, a significant judgment entered against us in one or more legal actions could have a material adverse impact on our cash flows and could result in our being unable to meet all of our cash needs as they become due.

Dividends

On August 3, 2012, the Board of Directors declared a quarterly dividend on common shares of $0.055 per share. While the Board of Directors intends to pay quarterly dividends, the Board will make the determination of the amount of future cash dividends, if any, to be declared and paid based on, among other things, the Company’s financial condition, funds from operations, the level of its capital expenditures and its future business prospects and opportunities.

Redeemable Preferred Stock

At June 30, 2012, we have outstanding 5,000 shares of Series C Redeemable Preferred Stock (“Preferred Stock”) that has a stated value of approximately $4.9 million which pays an annual dividend rate of 7% of its stated value. Dividends on the Preferred Stock are paid quarterly in cash. The Preferred Stock was issued to Omega in 2006 and is not convertible, but has been redeemable at its stated value at Omega’s option since September 30, 2010, and since September 30, 2007, has been redeemable at its stated value at our option. Redemption under our option or Omega’s is subject to certain limitations. We believe we have adequate resources to redeem the Preferred Stock if Omega were to elect to redeem it.

Professional Liability

We have professional liability insurance coverage for our nursing centers that, based on historical claims experience, is likely to be substantially less than the amount required to satisfy claims that were incurred. We have essentially exhausted all of our general and professional liability insurance coverage for claims first asserted prior to July 1, 2011.

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

As of June 30, 2012, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred but unreported claims of $20.4 million. Our calculation of this estimated liability is based on an assumption that the Company will not incur a severely adverse judgment with respect to any asserted claim; however, a significant judgment could be entered against us in one or more of these legal actions, and such a judgment could have a material adverse impact on our financial position and cash flows.

Capital Resources

As of June 30, 2012, we had $29.9 million of outstanding long term debt and capital lease obligations. The $29.9 million total includes $1.6 million in capital lease obligations and $5.8 million in a note payable for the nursing center that was recently constructed in West Virginia. The balance of the long term debt is comprised of $22.5 million owed on our mortgage loan.

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

The Revolver is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions. As of June 30, 2012, we had no borrowings outstanding under the revolving credit facility. Annual fees for letters of credit issued under this revolver are 3.00% of the amount outstanding. We have a letter of credit of $4.6 million to serve as a security deposit for our Omega lease. Considering the balance of eligible accounts receivable at June 30, 2012, the letter of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $15.0 million, the balance available for borrowing under the revolving credit facility is $10.4 million. Eligible accounts receivable are calculated as defined and consider 80% of certain net receivables while excluding receivables from private pay patients, those pending approval by Medicaid and receivables greater than 90 days. The Mortgage Loan and the Revolver are cross-collateralized.

Our lending agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and debt service coverage ratios. We are in compliance with all such covenants at June 30, 2012.

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

Our calculated compliance with financial covenants is presented below:

	Requirement	Level at June 30, 2012
Minimum fixed charge coverage ratio	≥1.00:1.00	1.20:1.00
Minimum adjusted EBITDA	≥$10.0 million	$ 15.1 million
EBITDAR (mortgaged facilities)	≥$ 3.3 million	$ 3.7 million

We have consolidated $5.8 million in debt that was added by the entity that owns one of our West Virginia nursing centers. The borrower is subject to covenants concerning total liabilities to tangible net worth as well as current assets compared to current liabilities. The borrower is in compliance with all such covenants at June 30, 2012. The borrower’s liabilities do not provide creditors with recourse to our general assets.

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

Nursing Center Renovations

During 2005, we began an initiative to complete strategic renovations of certain facilities to improve occupancy, quality of care and profitability. We developed a plan to begin with those facilities with the greatest potential for benefit, and began the renovation program during the third quarter of 2005. As of June 30, 2012, we have completed renovations at eighteen facilities. We are currently developing plans for additional renovation projects.

A total of $27.0 million has been spent on these renovation programs to date, with $19.1 million financed through Omega, $6.1 million financed with internally generated cash, and $1.8 million financed with long-term debt.

For the sixteen facilities with renovations completed as of the beginning of the second quarter 2012 compared to the last twelve months prior to the commencement of renovation, average occupancy increased from 71.2% to 77.9% and Medicare average daily census increased from a total of 190 to 223 in the second quarter of 2012.

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

Accounts receivable attributable to patient services of continuing operations totaled $29.9 million at June 30, 2012 compared to $29.2 million at December 31, 2011, representing approximately 35 days and 34 days revenue in accounts receivable, respectively. The increase in accounts receivable is due to increases in payor sources with longer payment cycles, including managed care payors, as well as an increase in Medicaid patients undergoing the initial qualification process.

The allowance for bad debt was $3.4 million and $2.9 million at June 30, 2012 and December 31, 2011, respectively. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.

Off-Balance Sheet Arrangements

We have a letter of credit outstanding of approximately $4.6 million as of June 30, 2012, which serves as a security deposit for our facility lease with Omega. The letter of credit was issued under our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility.

Forward-Looking Statements

The foregoing discussion and analysis provides information deemed by management to be relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read in conjunction with our consolidated financial statements included herein. Certain statements made by or on behalf of us, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those contemplated by the forward-looking statements made herein. In addition to any assumptions and other factors referred to specifically in connection with such statements, other factors, many of which are beyond our ability to control or predict, could cause our actual results to differ materially from the results expressed or implied in any forward-looking statements including, but not limited to, our ability to successfully operate the new nursing center in West Virginia, our ability to successfully license, certify and operate the new nursing center in Kentucky, our ability to increase census at our renovated facilities, changes in governmental reimbursement, including the impact of the CMS final rule that has resulted in a reduction in Medicare reimbursement as of October 2011 and our ability to mitigate the impact of the revenue reduction, government regulation, the impact of the recently adopted federal health care reform or any future health care reform, any increases in the cost of borrowing under our credit agreements, our ability to comply with covenants contained in those credit agreements, the outcome of professional liability lawsuits and claims, our ability to control ultimate professional liability costs, the accuracy of our estimate of our anticipated professional liability expense, the impact of future licensing surveys, the outcome of proceedings alleging violations of laws and regulations governing quality of care or violations of other laws and regulations applicable to our business, impacts associated with the implementation of our electronic medical records plan, the costs of investing in our business initiatives and development, our ability to control costs, changes to our valuation of deferred tax assets, changes in occupancy rates in our facilities, changing economic and competitive conditions, changes in anticipated revenue and cost growth, changes in the anticipated results of operations, the effect of changes in accounting policies as well as others. Investors also should refer to the risks identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as risks identified in “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011 for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the Company’s business plans and prospects. Such cautionary statements identify important factors that could cause our actual results to materially differ from those projected in forward-looking statements. In addition, we disclaim any intent or obligation to update these forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of June 30, 2012, we had outstanding borrowings of approximately $22.5 million that were subject to variable interest rates. In connection with our March 2011 financing agreement, we entered into an interest rate swap with respect to the mortgage loan to mitigate the floating interest rate risk of such borrowing. Therefore, we have no outstanding borrowings subject to variable interest rate risk after the March 2011 financing transaction.

ITEM 4.	CONTROLS AND PROCEDURES

Advocat, with the participation of our principal executive and financial officers has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2012. Based on this evaluation, the principal executive and financial officers have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that has occurred during our fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2012, we are engaged in 41 professional liability lawsuits. Eight lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.

On May 16, 2012, a purported stockholder class action complaint was filed in the U.S. District Court for the Middle District of Tennessee, against the Company’s Board of Directors. This action alleges that the Board of Directors breached its fiduciary duties to stockholders related to its response to certain expressions of interest in a potential strategic transaction from Covington Investments, LLC (“Covington”). The complaint asserts that the Board failed to negotiate or otherwise appropriately consider Covington’s proposals. The lawsuit remains in its early stages and has not yet been certified by the court as a class action. We believe the complaint is without merit and intend to defend the matter vigorously.

Two purported collective action complaints have been filed in Tennessee and Arkansas against us and certain of our subsidiaries. The complaints allege that the defendants violated the Fair Labor Standards Act (FLSA). The lawsuits remain in early stages and have not yet been certified by the courts as collective actions. The Company intends to defend the lawsuits vigorously.

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

ADVOCAT INC.

August 8, 2012

	By:	/s/ Kelly J. Gill
Kelly J. Gill
President and Chief Executive Officer, Principal Executive Officer and
An Officer Duly Authorized to Sign on Behalf of the Registrant

	By:	/s/ Matthew J. Weishaar
Matthew J. Weishaar
Vice President of Finance and Secretary, Principal Accounting Officer and
An Officer Duly Authorized to Sign on Behalf of the Registrant

Exhibit Number	Description of Exhibits
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-76150 on Form S-1).

3.2	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.5 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 33-76150 on Form S-1).

3.4	Bylaw Amendment adopted November 5, 2007 (incorporated by reference to Exhibit 3.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2007).

3.5	Amendment to Certificate of Incorporation dated March 23, 1995 (incorporated by reference to Exhibit A of Exhibit 1 to the Company’s Form 8-A filed March 30, 1995).

3.6	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.4 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company’s Registration Statement No. 33-76150 on Form S-1).

4.2	Amended and Restated Rights Agreement dated as of December 7, 1998 (incorporated by reference to Exhibit 1 to Form 8-A/A filed December 7, 1998).

4.3	Amendment No. 1 to the Amended and Restated Rights Agreement, dated March 19, 2005, by and between Advocat Inc. and SunTrust Bank, as Rights Agent (incorporated by reference to Exhibit 2 to Form 8-A/A filed on March 24, 2005).

4.4	Second Amendment to the Amended and Restated Rights Agreement, dated August 15, 2008, by and between Advocat Inc. and ComputerShare Trust Company, N.A., as successor to SunTrust Bank (incorporated by reference to Exhibit 3 to Form 8-A/A filed on August 18, 2008).

4.5	Third Amendment to Amended and Restated Rights Agreement, dated August 14, 2009, between Advocat, Inc. and Computershare Trust Company, N.A, as successor to SunTrust Bank, (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A/A filed on August 14, 2009).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document