Form 10-Q
period 2012-09-30
ADVOCAT INC
filed 2012-11-07
CIK 919956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
CHECK ONE:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .

Commission file No.: 1-12996
________________________________
Advocat Inc.
(exact name of registrant as specified in its charter)
 ________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
5,928,998
(Outstanding shares of the issuer’s common stock as of October 30, 2012)

Part I. FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
ADVOCAT INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2012	December 31, 2011
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$7,357	$6,692
Receivables, less allowance for doubtful accounts of $3,459 and $2,811, respectively	26,896	25,787
Other receivables	1,123	1,739
Prepaid expenses and other current assets	6,027	3,440
Income tax refundable	1,254	1,058
Current assets of discontinued operations	132	563
Deferred income taxes	5,819	6,041
Total current assets	48,608	45,320
PROPERTY AND EQUIPMENT, at cost	89,785	88,021
Less accumulated depreciation	(48,299)	(45,463)
Discontinued operations, net	1,053	4,520
Property and equipment, net (variable interest entity restricted – 2012: $7,221; 2011: $7,298)	42,539	47,078
OTHER ASSETS:
Deferred income taxes	10,929	10,352
Deferred financing and other costs, net	1,446	1,318
Investment in unconsolidated affiliate	223	—
Other noncurrent assets	3,211	3,680
Acquired leasehold interest, net	8,708	8,996
Total other assets	24,517	24,346
	$115,664	$116,744
The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES.
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(continued)

	September 30, 2012	December 31, 2011
	(Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt and capitalized lease obligations (variable interest entity nonrecourse – 2012: $204; 2011: $173)	$1,435	$1,131
Trade accounts payable	4,810	3,871
Current liabilities of discontinued operations	95	218
Accrued expenses:
Payroll and employee benefits	11,249	13,475
Self-insurance reserves, current portion	8,478	8,470
Other current liabilities	4,381	2,720
Total current liabilities	30,448	29,885
NONCURRENT LIABILITIES:
Long-term debt and capitalized lease obligations, less current portion (variable interest entity nonrecourse – 2012: $5,523; 2011: $5,067)	28,380	28,768
Self-insurance reserves, noncurrent portion	13,857	12,049
Other noncurrent liabilities	17,895	18,155
Total noncurrent liabilities	60,132	58,972
COMMITMENTS AND CONTINGENCIES
SERIES C REDEEMABLE PREFERRED STOCK
$.10 par value, 5,000 shares authorized, issued and outstanding	4,918	4,918
SHAREHOLDERS’ EQUITY:
Series A preferred stock, authorized 200,000 shares, $.10 par value, none issued and outstanding	—	—
Common stock, authorized 20,000,000 shares, $.01 par value, 6,161,000 and 6,061,000 shares issued, and 5,929,000 and 5,829,000 shares outstanding, respectively	62	61
Treasury stock at cost, 232,000 shares of common stock	(2,500)	(2,500)
Paid-in capital	18,650	18,219
Retained earnings	3,343	6,480
Accumulated other comprehensive loss	(997)	(945)
Total shareholders’ equity of Advocat Inc.	18,558	21,315
Noncontrolling interests	1,608	1,654
Total shareholders’ equity	20,166	22,969
	$115,664	$116,744
The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended September 30,
	2012	2011
PATIENT REVENUES, net	$77,335	$79,198
EXPENSES:
Operating	60,750	60,744
Lease and rent expense	5,931	5,737
Professional liability	2,643	4,389
General and administrative	6,055	7,186
Depreciation and amortization	1,776	1,577
Asset impairment	—	344
Total expenses	77,155	79,977
OPERATING INCOME (LOSS)	180	(779)
OTHER INCOME (EXPENSE):
Equity in net losses of investee	(95)	—
Interest expense, net	(695)	(683)
	(790)	(683)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(610)	(1,462)
BENEFIT FOR INCOME TAXES	368	559
NET LOSS FROM CONTINUING OPERATIONS	(242)	(903)
NET INCOME FROM DISCONTINUED OPERATIONS:
Operating income, net of taxes of $45 and $11, respectively	92	30
Gain on disposal, net of taxes of $111 and $0, respectively	170	—
DISCONTINUED OPERATIONS	262	30
NET INCOME (LOSS)	20	(873)
Less: income attributable to noncontrolling interests	(16)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ADVOCAT INC.	4	(873)
PREFERRED STOCK DIVIDENDS	(86)	(86)
NET INCOME (LOSS) FOR ADVOCAT INC. COMMON SHAREHOLDERS	$(82)	$(959)
NET INCOME (LOSS) PER COMMON SHARE FOR ADVOCAT INC. SHAREHOLDERS:
Per common share – basic
Continuing operations	$(0.06)	$(0.17)
Discontinued operations	0.05	—
	$(0.01)	$(0.17)
Per common share – diluted
Continuing operations	$(0.06)	$(0.17)
Discontinued operations	0.05	—
	$(0.01)	$(0.17)
COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.055	$0.055
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	5,828	5,779
Diluted	5,828	5,779
The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES.
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands and unaudited)

	Three Months Ended September 30,
	2012	2011
NET INCOME (LOSS)	$20	$(873)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of cash flow hedge	(12)	(710)
Income tax effect	5	270
	(7)	(440)
COMPREHENSIVE INCOME (LOSS)	13	(1,313)
Less: comprehensive income attributable to noncontrolling interest	(16)	—
COMPREHENSIVE LOSS ATTRIBUTABLE TO ADVOCAT INC.	$(3)	$(1,313)

The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Nine Months Ended September 30,
	2012	2011
PATIENT REVENUES, net	$228,938	$233,051
EXPENSES:
Operating	180,925	179,310
Lease and rent expense	17,694	17,178
Professional liability	7,065	7,053
General and administrative	18,953	19,364
Depreciation and amortization	5,308	4,589
Asset impairment	—	344
Total expenses	229,945	227,838
OPERATING INCOME (LOSS)	(1,007)	5,213
OTHER INCOME (EXPENSE):
Equity in net losses of investee	(127)	—
Interest expense, net	(2,098)	(1,716)
Debt retirement costs	—	(112)
	(2,225)	(1,828)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,232)	3,385
BENEFIT (PROVISION) FOR INCOME TAXES	1,266	(1,048)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,966)	2,337
NET INCOME FROM DISCONTINUED OPERATIONS:
Operating income, net of taxes of $3 and $58, respectively	7	165
Gain on disposal, net of taxes of $111 and $0, respectively	170	—
DISCONTINUED OPERATIONS	177	165
NET INCOME (LOSS)	(1,789)	2,502
Less: income attributable to noncontrolling interests	(109)	—
NET INCOME (LOSS) ATTRIBUTABLE TO ADVOCAT INC.	(1,898)	2,502
PREFERRED STOCK DIVIDENDS	(258)	(258)
NET INCOME (LOSS) FOR ADVOCAT INC. COMMON SHAREHOLDERS	$(2,156)	$2,244
NET INCOME (LOSS) PER COMMON SHARE FOR ADVOCAT INC. SHAREHOLDERS:
Per common share – basic
Continuing operations	$(0.40)	$0.36
Discontinued operations	0.03	0.03
	$(0.37)	$0.39
Per common share – diluted
Continuing operations	$(0.40)	$0.35
Discontinued operations	0.03	0.03
	$(0.37)	$0.38
COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.165	$0.165
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	5,816	5,770
Diluted	5,816	5,915

ADVOCAT INC. AND SUBSIDIARIES.
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands and unaudited)

	Nine Months Ended September 30,
	2012	2011
NET INCOME (LOSS)	$(1,789)	$2,502
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of cash flow hedge	(83)	(1,576)
Income tax effect	32	582
	(51)	(994)
COMPREHENSIVE INCOME (LOSS)	(1,840)	1,508
Less: comprehensive income attributable to noncontrolling interest	(109)	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ADVOCAT INC.	$(1,949)	$1,508
The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Nine Months Ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,789)	$2,502
Discontinued operations	177	165
Net income (loss) from continuing operations	(1,966)	2,337
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	5,308	4,589
Provision for doubtful accounts	2,377	1,607
Deferred income tax provision (benefit)	(435)	1,938
Provision for self-insured professional liability, net of cash payments	2,066	(342)
Stock based compensation	435	546
Asset impairment	—	344
Other	290	537
Changes in other assets and liabilities affecting operating activities:
Receivables, net	(2,757)	(4,555)
Prepaid expenses and other assets	(2,745)	(1,405)
Trade accounts payable and accrued expenses	(714)	3,648
Net cash provided by continuing operations	1,859	9,244
Discontinued operations	858	1,152
Net cash provided by operating activities	2,717	10,396
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,963)	(9,311)
Investment in unconsolidated affiliate	(223)	—
Change in restricted cash	665	(1,733)
Proceeds from sale of discontinued operations	3,632	—
Deposits and other deferred balances	(224)	(31)
Net cash used in investing activities	(113)	(11,075)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(1,011)	(24,302)
Proceeds from issuance of debt and capital leases	927	26,000
Financing costs	(118)	(797)
Issuance and redemption of employee equity awards	56	196
Payment of common stock dividends	(961)	(953)
Payment of preferred stock dividends	(258)	(258)
Contributions from (distributions to) noncontrolling interests	(154)	87
Payment for preferred stock restructuring	(420)	(408)
Net cash used in financing activities	(1,939)	(435)

ADVOCAT INC. AND SUBSIDIARIES.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)
(continued)

	Nine Months Ended September 30,
	2012	2011
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$665	$(1,114)
CASH AND CASH EQUIVALENTS, beginning of period	6,692	8,862
CASH AND CASH EQUIVALENTS, end of period	$7,357	$7,748
SUPPLEMENTAL INFORMATION:
Cash payments of interest, net of amounts capitalized	$1,776	$1,353
Cash payments of income taxes	$176	$617
The accompanying notes are an integral part of these interim consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012 AND 2011

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
As of September 30, 2012, the Company’s continuing operations consist of 48 nursing centers with 5,538 licensed nursing beds. The Company owns eight and leases 40 of its nursing centers. The nursing center and licensed nursing bed count includes 90 beds at the Company’s recently opened West Virginia nursing center. This new nursing center is licensed to operate by the state of West Virginia and was recently certified by Medicare and Medicaid. During the Medicare and Medicaid certification process the nursing center had limited the number of patients it accepted. The nursing center and licensed nursing bed count also includes the 88-bed skilled nursing center in Clinton, Kentucky for which the Company entered into a lease agreement in April 2012. The Company has limited its number of patients while it completes the Medicare and Medicaid certification process. The nursing center and licensed nursing bed count also includes the recently leased 154-bed skilled nursing center in Louisville, Kentucky the Company has operated since September 24, 2012. The Company's continuing operations include centers in Alabama, Arkansas, Florida, Kentucky, Ohio, Tennessee, Texas and West Virginia.

2.	CONSOLIDATION AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The interim consolidated financial statements include the operations and accounts of Advocat and its subsidiaries, all wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. Any variable interest entities (“VIEs”) in which the Company has an interest are consolidated when the Company identifies that it is the primary beneficiary. The Company has one variable interest entity and it relates to a nursing center in West Virginia described in Note 8. The Investment in unconsolidated affiliate (a 50 percent owned joint venture partnership) is accounted for using the equity method and is described in Note 8.
The interim consolidated financial statements for the three and nine month periods ended September 30, 2012 and 2011, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the Company’s financial position at September 30, 2012 and the results of operations for the three and nine month periods and cash flows for the nine month periods ended September 30, 2012 and 2011. The Company’s consolidated balance sheet at December 31, 2011 was derived from its audited consolidated financial statements as of December 31, 2011. Certain amounts in the Company's 2011 consolidated financial statements have been reclassified to conform to the 2012 presentation.
The results of operations for the three and nine month periods ended September 30, 2012 and 2011 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

3.	LONG-TERM DEBT AND INTEREST RATE SWAP
The Company has agreements with a syndicate of banks for a mortgage loan and the Company’s revolving credit facility. Under the terms of the agreements, the syndicate of banks provided mortgage debt (“Mortgage Loan”) with an original balance of $23 million with a 5 year maturity through March 2016 and the Company’s $15 million revolving credit facility (“Revolver”) through March 2016. The Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25 years amortization. Interest is based on LIBOR plus 4.5% but is fixed at 7.07% based on the interest rate swap described below. The Mortgage Loan is secured by four owned nursing centers, related equipment and a lien on the accounts receivable of these facilities. The Mortgage Loan and the Revolver are cross-collateralized. The Company’s Revolver has an interest rate of LIBOR plus 4.5%.

The Revolver is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions. As of September 30, 2012, the Company had no borrowings outstanding under the revolving credit facility. Annual fees for letters of credit issued under this Revolver are 3.00% of the amount outstanding. The Company has a letter of credit of $4,551,000 to serve as a security deposit for a lease. Considering the balance of eligible accounts receivable, the letter of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $15,000,000, the balance available for borrowing under the revolving credit facility is $10,449,000 at September 30, 2012.
The Company’s debt agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and debt service coverage ratios. The Company is in compliance with all such covenants at September 30, 2012.
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
The Company has consolidated $5,727,000 in debt that is owed by the variable interest entity that owns the West Virginia nursing center described in Note 8. The borrower is subject to covenants concerning total liabilities to tangible net worth as well as current assets compared to current liabilities. The borrower is in compliance with all such covenants at September 30, 2012. The borrower’s liabilities do not provide creditors with recourse to the general assets of the Company.
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
The Company assesses the effectiveness of its interest rate swap on a quarterly basis and at September 30, 2012, the Company determined that the interest rate swap was effective. The interest rate swap valuation model indicated a net liability of $1,608,000 at September 30, 2012. The fair value of the interest rate swap is included in “other noncurrent liabilities” on the Company’s interim consolidated balance sheet. The balance of accumulated other comprehensive loss at September 30, 2012 is $997,000 and reflects the liability related to the interest rate swap, net of the income tax benefit of $611,000. As the Company’s interest rate swap is not traded on a market exchange, the fair value is determined using a valuation based on a discounted cash flow analysis. This analysis reflects the contractual terms of the interest rate swap agreement and uses observable market-based inputs, including estimated future LIBOR interest rates. The interest rate swap valuation is classified in Level 2 of the fair value hierarchy, in accordance with the Financial Accounting Standards Board’s (“FASB’s”) guidance on Fair Value Measurements and Disclosures.

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
Effective June 1, 2010, the Company’s nursing centers are covered by one of two types of professional liability insurance policies. The Company’s nursing centers in Arkansas and Tennessee, two centers in West Virginia and all but two facilities in Kentucky are currently covered by an insurance policy with coverage limits of $250,000 per medical incident and total annual aggregate policy limits of $750,000. This policy provides the only commercially affordable insurance coverage available for claims made during this period against these nursing centers. The Company’s nursing centers in Alabama, Florida, Ohio, Texas and one center in West Virginia and two in Kentucky are currently covered by insurance policies with coverage limits of $1,000,000 per medical incident, subject to a deductible of $495,000 per claim, with a total annual aggregate policy limit of $15,000,000 and a sublimit per center of $3,000,000.
Reserve for Estimated Self-Insured Professional Liability Claims-

Because the Company’s actual liability for existing and anticipated professional liability and general liability claims will exceed the Company’s limited insurance coverage, the Company has recorded total liabilities for reported and estimated future claims of $21,155,000 as of September 30, 2012. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis and are presented without regard to any potential insurance recoveries. Amounts are added to the accrual for estimates of anticipated liability for claims incurred during each period, and amounts are deducted from the accrual for settlements paid on existing claims during each period.
The Company evaluates the adequacy of this liability on a quarterly basis. Semi-annually, the Company retains a third-party actuarial firm to assist in the evaluation of this reserve. Merlinos & Associates, Inc. (“Merlinos”) assisted management in the preparation of the most recent estimate of the appropriate accrual for the current claims period and for incurred but not reported general and professional liability claims based on data furnished as of May 31. Merlinos primarily utilizes historical data regarding the frequency and cost of the Company’s past claims over a multi-year period, industry data and information regarding the number of occupied beds to develop its estimates of the Company’s ultimate professional liability cost for current periods. The Actuarial Division of Willis of Tennessee, Inc. performed all prior estimates.
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
As of September 30, 2012, the Company is engaged in 41 professional liability lawsuits. Six lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The Company’s cash expenditures for self-insured professional liability costs from continuing operations were $4,595,000 and $6,560,000 for the nine months ended September 30, 2012 and 2011, respectively.
The Company follows the FASB Accounting Standards Update, “Presentation of Insurance Claims and Related Insurance Recoveries,” that clarifies that a health care entity should not net insurance recoveries against a related professional liability claim and that the amount of the claim liability should be determined without consideration of insurance recoveries. Accordingly, the Company has assets and equal liabilities of $1,238,000 at September 30, 2012 and $750,000 at December 31, 2011, respectively.
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
Other Insurance-
With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. The Company is completely self-insured for workers’ compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. From June 30, 2003 until June 30, 2007, the Company’s workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. For the period from July 1, 2008 through June 30, 2013, the Company is covered by a prefunded deductible policy. Under this policy, the Company is self-insured for the first $500,000 per claim, subject to an aggregate maximum of $3,000,000. The Company funds a loss fund account with the insurer to pay for claims below the deductible. The Company accounts for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred. The liability for workers’ compensation claims is $454,000 at September 30, 2012. The Company has a non-current receivable for workers’ compensation policy’s covering previous years of $718,000 as of September 30, 2012. The non-current receivable is a function of payments paid to the Company’s insurance carrier in excess of the estimated level of claims expected to be incurred.
As of September 30, 2012, the Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $175,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $725,000 at September 30, 2012. The differences between actual settlements and reserves are included in expense in the period finalized.

5.	STOCK-BASED COMPENSATION
During 2012, the Compensation Committee of the Board of Directors approved grants totaling approximately 86,000 shares of restricted common stock to certain employees and members of the Board of Directors. A portion of these restricted shares vest 33% on the first, second and third anniversaries of the grant date, while another portion vested 33% upon grant and on the first and second anniversaries of the grant date. Unvested shares may not be sold or transferred. During the vesting period, dividends accrue on the restricted shares, but are paid in additional shares of common stock upon vesting, subject to the vesting provisions of the underlying restricted shares. The restricted shares are entitled to the same voting rights as other common shares. Upon vesting, all restrictions are removed.

During 2012 the Compensation Committee of the Board of Directors approved the grant of Stock Only Stock Appreciation Rights (“SOSARs”) at the market price of the Company's common stock on the grant date. The SOSARs vest one-third on the first, second and third anniversaries of the grant date. The SOSARs are valued and recorded in the same manner as stock options, and will be settled with issuance of new stock for the difference between the market price on the date of exercise and the exercise price. The Company estimated the total recognized and unrecognized compensation using the Black-Scholes-Merton equity grant valuation model.

The table below shows the weighted average assumptions the Company used to develop the fair value estimates under its option valuation model:

2012
Expected volatility (range)	58% - 59%
Risk free interest rate (range)	0.795% - 1.025%
Expected dividends	3.75%
Weighted average expected term (years)	6.0

In computing the fair value estimates using the Black-Scholes-Merton valuation model, the Company took into consideration the exercise price of the equity grants and the market price of the Company's stock on the date of grant. The Company used an expected volatility that equals the historical volatility over the most recent period equal to the expected life of the equity grants. The risk free interest rate is based on the U.S. treasury yield curve in effect at the time of grant. The Company used the expected dividend yield at the date of grant, reflecting the level of annual cash dividends currently being paid on its common stock.
Stock-based compensation expense is non-cash and is included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. The Company recorded total stock-based compensation expense of $435,000 and $546,000 in the nine month periods ended September 30, 2012 and 2011, respectively.

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
In July 2012, the FASB issued updated guidance in the form of a FASB Accounting Standards Update on “Intangibles-Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment.” This guidance is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This new guidance is an extension of guidance from September 2011 related to the testing of goodwill for impairment. Feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the qualitative assessment would also be helpful in impairment testing for intangible assets other than goodwill.

The updated guidance allows an entity the option to first qualitatively assess whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test for other non-amortized intangible assets is required. An entity is not required to perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. It is an entity's option to bypass the qualitative assessment and proceed directly to performing the quantitative impairment test for other non-amortized intangible assets.

The guidance is effective for annual and interim impairment tests performed by the Company after January 1, 2013, with earlier implementation permitted. The Company is currently assessing the potential impact and timing of the implementation and believes the adoption will not have a material impact on the Company's consolidated financial statements.

7.	EARNINGS (LOSS) PER COMMON SHARE (UNAUDITED)
Information with respect to basic and diluted net income (loss) per common share is presented below in thousands, except per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator: Income (loss) amounts attributable to Advocat Inc. common shareholders:
Net income (loss) from continuing operations	$(242)	$(903)	$(1,966)	$2,337
Less: income attributable to noncontrolling interests	(16)	—	(109)	—
Income (loss) from continuing operations attributable to Advocat Inc.	(258)	(903)	(2,075)	2,337
Preferred stock dividends	(86)	(86)	(258)	(258)
Income (loss) from continuing operations attributable to Advocat Inc. shareholders	(344)	(989)	(2,333)	2,079
Income (loss) from discontinued operations, net of income taxes	262	30	177	165
Net income (loss) attributable to Advocat Inc. Shareholders	$(82)	$(959)	$(2,156)	$2,244

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income (loss) per common share:
Per common share – basic
Income (loss) from continuing operations	$(0.06)	$(0.17)	$(0.40)	$0.36
Income from discontinued operations
Operating income, net of taxes	0.02	—	—	0.03
Gain on disposal, net of taxes	0.03	—	0.03	—
Discontinued operations, net of taxes	0.05	—	0.03	0.03
Net income (loss)	$(0.01)	$(0.17)	$(0.37)	$0.39
Per common share – diluted
Income (loss) from continuing operations	$(0.06)	$(0.17)	$(0.40)	$0.35
Income from discontinued operations
Operating income, net of taxes	0.02	—	—	0.03
Gain on disposal, net of taxes	0.03	—	0.03	—
Discontinued operations, net of taxes	0.05	—	0.03	0.03
Net income (loss)	$(0.01)	$(0.17)	$(0.37)	$0.38
Denominator: Weighted Average Common Shares Outstanding:
Basic	5,828	5,779	5,816	5,770
Diluted	5,828	5,779	5,816	5,915
The effects of 239,000 and 241,000 SOSARs and options outstanding were excluded from the computation of diluted earnings per common share in 2012 and 2011, respectively, because these securities would have been anti-dilutive. The weighted average common shares for basic and diluted earnings for common shares were the same due to the quarterly and the nine months year to date loss in 2012 and the year to date loss in 2011.

8.	WEST VIRGINIA FACILITY
On December 28, 2011, the Company completed construction of Rose Terrace Health and Rehabilitation Center (“Rose Terrace”), its third health care center in West Virginia. The 90-bed skilled nursing center is located in Culloden, West Virginia, along the Huntington-Charleston corridor, and offers 24-hour skilled nursing care designed to meet the care needs of both short and long term nursing patients. The Rose Terrace nursing center utilizes a Certificate of Need the Company obtained in June 2009, when the Company completed the acquisition of certain assets of a skilled nursing center in West Virginia. The new nursing center is licensed to operate by the state of West Virginia and recently obtained its certification.
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

	September 30, 2012	December 31, 2011
	(Unaudited)
Land	$787,000	$787,000
Building and improvements, net	5,916,000	5,938,000
Furniture, fixtures and equipment, net	518,000	573,000
Other assets	114,000	46,000
	$7,335,000	$7,344,000

Current accruals	$—	$450,000
Notes payable, including current portion	5,727,000	5,240,000
Non-controlling interests equity	1,608,000	1,654,000
	$7,335,000	$7,344,000

Nine Months Ended September 30,
2012
Beginning non-controlling interests equity	$1,654,000
Comprehensive income attributable to non-controlling interests	109,000
Distributions to non-controlling interest owners	(155,000)
Ending non-controlling interests equity	$1,608,000

9.	BUSINESS DEVELOPMENT AND DISCONTINUED OPERATIONS
Lease Agreements
In April 2012, the Company entered into a lease agreement to operate an 88-bed skilled nursing center in Clinton, Kentucky. The center is subject to a mortgage insured through the United States Department of Housing and Urban Development. The current annual lease payments are approximately $373,000. The lease has an initial ten year term with two five year renewal options and contains an option to purchase the property for $3.3 million during the first five years. The center has not had residents since April 2011 after being de-certified by Medicare and Medicaid. The lease may be terminated if the center does not obtain certifications under the Medicare and Kentucky Medicaid programs in a timely manner. The lease agreement called for a $125,000 lease commencement fee and the transaction is considered a lease agreement.
Separate from the above lease transaction, in September 2012, the Company announced it entered into a lease agreement to operate a 154 bed skilled nursing center in Louisville, Kentucky. The nursing center is owned by a real estate investment trust and the lease provides for an initial fifteen-year lease term with a five-year renewal option. The nursing center has annual revenues of approximately $10 million and the Company began operating the skilled nursing center on September 24, 2012. This additional skilled nursing center increases the Company's footprint in Kentucky to eight nursing centers and was already operating and treating patients on the transition date. There was no purchase price paid to enter into the lease agreement for this skilled nursing center.
Pharmacy Partnership
The investment in unconsolidated affiliate reflected on the interim consolidated balance sheet relates to a pharmacy joint venture partnership in which the Company owns a 50 percent interest. The joint venture partnership is accounted for using the equity method. An equity method investment is the Company’s investment in an entity over which the Company lacks control but otherwise has the ability to exercise significant influence over operating and financial policies. Under the equity method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of the net earnings or losses of the affiliate as they occur. During the second quarter of 2012 the Company and its partner provided the initial funding and the joint venture began operations. The pharmacy joint venture will initially provide pharmacy services to certain of the Company’s nursing centers and eventually expand to nursing centers not affiliated with the Company.

Discontinued operations
Effective September 1, 2012 the Company sold an owned skilled nursing center in Arkansas to an unrelated party and has reclassified the operations of this facility as discontinued operations for all periods presented in the accompanying interim consolidated financial statements. The operating margins and the long term business prospects of the nursing center did not meet the Company's strategic goals. This skilled nursing center contributed revenues of $3,744,000 and $3,895,000 and net income of $88,000 and $175,000 during the nine months ended September 30, 2012 and 2011, respectively.  The net income for the nursing center included in discontinued operations does not reflect any allocation of regional or corporate general and administrative expense or any allocation of corporate interest expense. The Company considered these additional costs along with the centers future prospects when determining the contribution of the skilled nursing center to its operations.

The gain on disposal, net of taxes, of $170,000 was primarily the amount of sales price in excess of the net carrying value of the fixed assets sold. The assets and liabilities of the disposed skilled nursing center have been reclassified and are segregated in the interim consolidated balance sheets as assets and liabilities of discontinued operations. The current asset amounts are primarily composed of net accounts receivable of $132,000 and $563,000 and the current liabilities are primarily composed of accrued payroll and employee benefits of $95,000 and $218,000 at September 30, 2012 and December 31, 2011, respectively. The Company expects to collect the balance of the accounts receivable and pay the remaining accrued payroll and trade payables in the ordinary course of business. The Company did not transfer the accounts receivable or liabilities to the new owner. In addition, the property, equipment and related accumulated depreciation of the sold skilled nursing center have been reclassified, resulting in a net reclassification of fixed assets of $3,467,000 at December 31, 2011. Along with the $1,053,000 in real estate the Company owns in North Carolina, discontinued fixed assets totaled $1,053,000 and $4,520,000 at September 30, 2012 and December 31, 2011, respectively.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Advocat Inc. provides long-term care services to nursing center patients in eight states, primarily in the Southeast and Southwest. Our centers provide a range of health care services to their patients and residents. In addition to the nursing, personal care and social services usually provided in long-term care centers, we offer a variety of comprehensive rehabilitation services as well as nutritional support services. As of September 30, 2012, our continuing operations consist of 48 nursing centers with 5,538 licensed nursing beds. We own 8 and lease 40 of our nursing centers included in continuing operations. The nursing center and licensed nursing bed count includes 90 beds at our recently opened West Virginia nursing center. This new nursing center is licensed to operate by the state of West Virginia and was recently certified by Medicare and Medicaid. During the certification process, the nursing center limited the number of patients it accepted. The nursing center and licensed nursing bed count also includes the 88-bed skilled nursing center for which we entered into a lease agreement in April 2012 in Clinton, Kentucky. We have limited our number of patients while we complete the Medicare and Medicaid certification process. The nursing center and licensed nursing bed count also includes the recently leased 154-bed skilled nursing center in Louisville, Kentucky we have operated since September 24, 2012. Our continuing operations include centers in Alabama, Arkansas, Florida, Kentucky, Ohio, Tennessee, Texas and West Virginia.
As detailed further in our results of operations we have experienced a significant amount of non-recurring start-up losses during 2012 at our two newly opened centers. We expect both our newly opened West Virginia nursing center and our newly leased Kentucky nursing center in the reopening phase to be accretive to earnings in 2013.
Discontinued operations
Effective September 1, 2012 we sold an owned skilled nursing center in Arkansas to an unrelated party and have reclassified the operations of this facility as discontinued operations for all periods presented in the accompanying interim consolidated financial statements. The operating margins and the long term business prospects of the nursing center did not meet our strategic goals. This skilled nursing center contributed revenues of $3,744,000 and $3,895,000 and net income of $88,000 and $175,000 during the nine months ended September 30, 2012 and 2011, respectively.  The net income for the nursing center included in discontinued operations does not reflect any allocation of regional or corporate general and administrative expense or any allocation of corporate interest expense. We considered these additional costs along with the future prospects of this nursing center when determining the contribution of the skilled nursing center to our operations.

The gain on disposal, net of taxes, of $170,000 was primarily the amount of sales price in excess of the net carrying value of the fixed assets sold. The assets and liabilities of the disposed skilled nursing center have been reclassified and are segregated in the interim consolidated balance sheets as assets and liabilities of discontinued operations. The current asset amounts are primarily composed of net accounts receivable of $132,000 and $563,000 and the current liabilities are primarily composed of accrued payroll and employee benefits of $95,000 and $218,000 at September 30, 2012 and December 31, 2011, respectively. We expect to collect the balance of the accounts receivable and pay the remaining accrued payroll and trade payables in the ordinary course of business. We did not transfer the accounts receivable or liabilities to the new owner. In addition, the property, equipment and related accumulated depreciation of the sold skilled nursing center have been reclassified, resulting in a net reclassification of fixed assets of $3,467,000 at December 31, 2011. Along with the $1,053,000 in real estate we own in North Carolina, discontinued fixed assets totaled $1,053,000 and $4,520,000 at September 30, 2012 and December 31, 2011, respectively.
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

	Three Months Ended
	September 30, 2012	September 30, 2010
As a percent of total census:
Medicare census	13.2%	12.8%
Managed care census	2.3%	1.1%
Total skilled mix census	15.5%	13.9%
As a percent of total revenues:
Medicare revenues	30.1%	29.9%
Managed care revenues	4.6%	2.5%
Total skilled mix revenues	34.7%	32.4%
Medicare average rate per day:	$416.42	$388.37
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

	Three Months Ended
	September 30, 2012	September 30, 2010
Medicaid average rate per day:	$158.66	$148.21
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

	September 30, 2012	September 30, 2010
Renovated nursing centers	18	15
Amounts expended on renovations (in millions)	$27.0	$22.1
Complete strategic acquisitions:
Our strategic operating initiatives include a renewed focus on completing strategic acquisitions. We continue to pursue and investigate opportunities to acquire, lease or develop new facilities, focusing primarily on opportunities within our existing areas of operation. We expect to announce additional development projects in the near future. We have added two skilled nursing centers in Kentucky and one in West Virginia. As part of our strategic process we disposed of an owned building in Arkansas. As detailed further in our results of operations we have experienced a significant amount of non-recurring start-up losses during 2012 at our two newly opened centers. We expect both our newly opened West Virginia nursing center and our newly leased Kentucky nursing center in the reopening phase to be accretive to earnings in 2013. A comparison of our current nursing center and bed count, versus the third quarter of 2010, the quarter before we embarked on our strategic operating initiatives, reflects our success with strategic acquisitions:

	September 30, 2012	September 30, 2010
Nursing centers	48	46
Licensed nursing beds	5,538	5,364

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
Basis of Financial Statements
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
The following table sets forth net patient and resident revenues related to our continuing operations by payor source for the periods presented (dollar amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Medicaid	$40,860	52.8%	$39,186	49.5%	$118,515	51.8%	$113,573	48.7%
Medicare	23,283	30.1	27,480	34.7	71,685	31.3	81,860	35.1
Managed care	3,546	4.6	3,222	4.1	10,436	4.6	9,366	4.0
Private Pay and other	9,646	12.5	9,310	11.7	28,302	12.3	28,252	12.2
Total	$77,335	100.0%	$79,198	100.0%	$228,938	100.0%	$233,051	100.0%
The following table sets forth average daily skilled nursing census by payor source for our continuing operations for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Medicaid	2,801	68.6%	2,781	68.1%	2,765	68.2%	2,746	67.3%
Medicare	540	13.2	560	13.7	552	13.6	580	14.2
Managed care	92	2.3	82	2.0	93	2.3	80	2.0
Private Pay and other	648	15.9	663	16.2	642	15.9	673	16.5
Total	4,081	100.0%	4,086	100.0%	4,052	100.0%	4,079	100.0%
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
We also expect for this Legislation to continue to impact our Medicaid and Medicare reimbursement as well, though the exact timing and level of that impact is currently unknown. The Legislation expands the role of home-based and community services, which may place downward pressure on our ability to maintain our population of Medicaid residents.
On June 28, 2012, the United States Supreme Court ruled that the enactment of the Affordable Care Act did not violate the Constitution of the United States. This ruling permits the implementation of most of the provisions of the Affordable Care Act to proceed. The provisions of the Affordable Care Act discussed above are only examples of federal health reform provisions that we believe may have a material impact on the long-term care industry and on our business. We anticipate that many of the provisions of the legislation may be subject to further clarification and modification through the rule making process and could have a material adverse impact on our results of operations.
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
The Budget Control Act of 2011 (“BCA”), enacted on August 2, 2011, increased the United States debt ceiling and linked the debt ceiling increase to corresponding deficit reductions through 2021. The BCA also established a 12 member joint committee of Congress known as the Joint Select Committee on Deficit Reduction (“Super Committee”). The Super Committee’s objective was to create proposed legislation to reduce the United States federal budget deficit by $1.5 trillion for fiscal years 2012 through 2021. Part of the BCA required this legislation to be enacted by December 23, 2011 or approximately $1.2 trillion in domestic and defense spending reductions would automatically begin through sequestration on January 1, 2013, split between domestic and defense spending. As no legislation was passed that would achieve the targeted savings, payments to

Medicare providers are potentially subject to these automatic spending reductions, limited to not more than a 2% reduction. At this time it is unclear how the sequestration may be applied to various Medicare healthcare programs. Reductions to Medicare reimbursement from the BCA could have a material adverse effect on our operating results and cash flows.
In July 2012, CMS issued Medicare payment rates, effective October 1, 2012, that are expected to increase reimbursement to skilled nursing centers by approximately 1.8% compared to the fiscal year ending September 30, 2012. The increase is the net effect of a 2.5% inflation increase as measured by the SNF market basket, offset by a 0.7% negative productivity adjustment required by the Affordable Care Act. Effective January 1, 2013, the increase is scheduled to be offset by the 2% sequestration reduction called for by the BCA discussed above.
Therapy Services. There are annual Medicare Part B reimbursement limits on therapy services that can be provided to an individual. The limits impose a $1,880 per patient annual ceiling on physical and speech therapy services, and a separate $1,880 per patient annual ceiling on occupational therapy services. CMS established an exception process to permit therapy services in certain situations and we provide services that are reimbursed under the exceptions process. The exceptions process has been extended several times, most recently by the Middle Class Tax Relief and Job Creation Act of 2012 which extended this exception process through December 31, 2012.
Related to the exceptions process discussed above, in monthly phases starting October 1, 2012 through December 31, 2012, providers will be required to submit a request for an exception for therapy services above the threshold of $3,700 which will then be manually medically reviewed. Similar to the therapy cap exceptions process, the threshold process will have a $3,700 per patient threshold on physical and speech therapy services, and a separate $3,700 per patient threshold on occupational therapy services.
It is unknown if any further extension of the therapy cap exceptions or the new threshold process will be included in future legislation or CMS policy decisions. If the exception process is discontinued or if the manual review process for therapy in excess of $3,700 negatively impacts our Medicare Part B reimbursement, we would likely see a reduction in our therapy revenues which would negatively impact our operating results and cash flows.
On November 2, 2010, CMS released a final proposed rule as part of the Medicare Physician Fee Schedule (“MPFS”) that was effective January 1, 2011. The policy impacts the reimbursement we receive for Medicare Part B therapy services in our facilities. The policy provides that Medicare Part B pay the full rate for the therapy unit of service that has the highest Practice Expense ("PE") component for each patient on each day they receive multiple therapy treatments. Reimbursement for the second and subsequent therapy units for each patient each day they receive multiple therapy treatments is reimbursed at a rate equal to 75% of the applicable PE component.
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
We receive the majority of our annual Medicaid rate increases during the third quarter of each year. The rate changes received in the third quarter of 2012 and the third quarter of 2011, along with increased Medicaid acuity in our acuity based states, was the primary contributor to our 4.2% increase in average rate per day for Medicaid patients in 2012 compared to 2011.
We are unable to predict what, if any, reform proposals or reimbursement limitations will be implemented in the future, or the effect such changes would have on our operations. For the nine months ended September 30, 2012, we derived 31.3% and

51.8% of our total patient revenues related to continuing operations from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on our profitability.
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
Licensure and other Health Care Laws
All of our nursing centers must be licensed by the state in which they are located in order to accept patients, regardless of payor source. In most states, nursing centers are subject to certificate of need laws, which require us to obtain government approval for the construction of new nursing centers or the addition of new licensed beds to existing centers. Our nursing centers must comply with detailed statutory and regulatory requirements on an ongoing basis in order to qualify for licensure, as well as for certification as a provider eligible to receive payments from the Medicare and Medicaid programs. Generally, the requirements for licensure and Medicare/Medicaid certification are similar and relate to quality and adequacy of personnel, quality of medical care, record keeping, dietary services, resident rights, and the physical condition of the center and the adequacy of the equipment used therein. Each center is subject to periodic inspections, known as “surveys” by health care regulators, to determine compliance with all applicable licensure and certification standards. Such requirements are both subjective and subject to change. If the survey concludes that there are deficiencies in compliance, the center is subject to various sanctions, including but not limited to monetary fines and penalties, suspension of new admissions, non-payment for new admissions and loss of licensure or certification. Generally, however, once a center receives written notice of any compliance deficiencies, it may submit a written plan of correction and is given a reasonable opportunity to correct the deficiencies. There can be no assurance that, in the future, we will be able to maintain such licenses and certifications for our facilities or that we will not be required to expend significant sums in order to comply with regulatory requirements. Recently, we have experienced an increase in the severity of survey citations and the size of monetary penalties, consistent with industry trends.

Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of September 30, 2012, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	After 5 Years
Long-term debt obligations (1)	$36,241	$3,376	$5,791	$27,074	$—
Settlement obligations (2)	4,128	4,128	—	—	—
Series C Preferred Stock (3)	4,918	4,918	—	—	—
Elimination of Preferred Stock Conversion feature (4)	4,121	687	1,374	1,374	686
Operating leases (5)	576,997	25,547	52,316	54,685	444,449
Required capital expenditures under operating leases (6)	17,494	267	535	535	16,157
Total	$643,899	$38,923	$60,016	$83,668	$461,292

(1)	Long-term debt obligations include scheduled future payments of principal and interest of long-term debt and amounts outstanding on our capital lease obligations.

(2)
Settlement obligations relate to professional liability cases that are expected to be paid within the next twelve months. The professional liabilities are included in our current portion of self-insurance reserves.

(3)	Series C Preferred Stock equals the redemption value at the preferred shareholder’s earliest redemption date.

(4)
Payments to Omega Health Investors ("Omega"), from whom we lease 36 nursing centers, for the elimination of the preferred stock conversion feature in connection with restructuring the preferred stock and master lease agreements. Monthly payments of approximately $57,000 will be made through the end of the initial lease period that ends in September 2018.

(5)	Represents lease payments under our operating lease agreements. Assumes all renewals periods.

(6)	Includes annual expenditure requirements under operating leases.

We have employment agreements with certain members of management that provide for the payment to these members of amounts up to 2 times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change of control of the Company (as defined). The maximum contingent liability under these agreements is approximately $1.0 million as of September 30, 2012. The terms of such agreements are for one year and automatically renew for one year if not terminated by us or the employee. In addition, upon the occurrence of any triggering event, those certain members of management may elect to require that we purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of our common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of our common stock on September 30, 2012, the maximum contingent liability for the repurchase of the equity grants is approximately $20,000. No amounts have been accrued for these contingent liabilities.

Results of Operations
The results of operations presented have been reclassified to present the effects of certain divestitures discussed in the overview to "Managements discussion and analysis of financial condition and results of operations."
The following tables present the unaudited interim statements of operations and related data for the three and nine month periods ended September 30, 2012 and 2011:

(in thousands)	Three Months Ended September 30,
	2012	2011	Change	%
PATIENT REVENUES, net	$77,335	$79,198	$(1,863)	(2.4)%
EXPENSES:
Operating	60,750	60,744	6	—%
Lease and rent expense	5,931	5,737	194	3.4%
Professional liability	2,643	4,389	(1,746)	(39.8)%
General and administrative	6,055	7,186	(1,131)	(15.7)%
Depreciation and amortization	1,776	1,577	199	12.6%
Asset impairment	—	344	(344)	(100.0)%
Total expenses	77,155	79,977	(2,822)	(3.5)%
OPERATING INCOME (LOSS)	180	(779)	959	(123.1)%
OTHER INCOME (EXPENSE):
Equity in net losses of investee	(95)	—	(95)	100.0%
Interest expense, net	(695)	(683)	(12)	1.8%
	(790)	(683)	(107)	15.7%
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(610)	(1,462)	852	(58.3)%
BENEFIT FOR INCOME TAXES	368	559	(191)	(34.2)%
NET LOSS FROM CONTINUING OPERATIONS	$(242)	$(903)	$661	(73.2)%

(in thousands)	Nine Months Ended September 30,
	2012	2011	Change	%
PATIENT REVENUES, net	$228,938	$233,051	$(4,113)	(1.8)%
EXPENSES:
Operating	180,925	179,310	1,615	0.9%
Lease and rent expense	17,694	17,178	516	3.0%
Professional liability	7,065	7,053	12	0.2%
General and administrative	18,953	19,364	(411)	(2.1)%
Depreciation and amortization	5,308	4,589	719	15.7%
Asset impairment	—	344	(344)	(100.0)%
Total expenses	229,945	227,838	2,107	0.9%
OPERATING INCOME (LOSS)	(1,007)	5,213	(6,220)	(119.3)%
OTHER INCOME (EXPENSE):
Equity in net losses of investee	(127)	—	(127)	(100.0)%
Interest expense, net	(2,098)	(1,716)	(382)	22.3%
Debt retirement costs	—	(112)	112	(100.0)%
	(2,225)	(1,828)	(397)	21.7%
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,232)	3,385	(6,617)	(195.5)%
BENEFIT (PROVISION) FOR INCOME TAXES	1,266	(1,048)	2,314	(220.8)%
INCOME (LOSS) FROM CONTINUING OPERATIONS	$(1,966)	$2,337	$(4,303)	(184.1)%

Percentage of Net Revenues	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
PATIENT REVENUES, net	100.0%	100.0%	100.0%	100.0%
EXPENSES:
Operating	78.6	76.7	79.0	76.9
Lease and rent expense	7.7	7.2	7.7	7.4
Professional liability	3.4	5.5	3.1	3.0
General and administrative	7.8	9.1	8.3	8.3
Depreciation and amortization	2.3	2.0	2.3	2.0
Asset impairment	—	0.4	—	0.1
Total expenses	99.8	100.9	100.4	97.7
OPERATING INCOME	0.2	(0.9)	(0.4)	2.3
OTHER INCOME (EXPENSE):
Equity in net losses of investee	(0.1)	—	(0.1)	—
Interest expense, net	(0.9)	(0.9)	(0.9)	(0.7)
Debt retirement costs	—	—	—	—
	(1.0)	(0.9)	(1.0)	(0.7)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(0.8)	(1.8)	(1.4)	1.6
BENEFIT (PROVISION) FOR INCOME TAXES	0.5	0.7	0.6	(0.4)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(0.3)%	(1.1)%	(0.8)%	1.2%
Three Months Ended September 30, 2012 Compared With Three Months Ended September 30, 2011
Patient Revenues

Patient revenues were $77.3 million in 2012 and $79.2 million in 2011. This decrease in revenue is primarily attributable to the 11.1% cut to Medicare rates implemented by CMS on October 1, 2011. Our newly opened West Virginia nursing center has received its license to operate, and more recently obtained its Medicare and Medicaid certification. The new nursing center contributed $0.9 million in revenue as it continues to develop its total census and Medicare and managed care census. The recently leased 154-bed skilled nursing center in Louisville, Kentucky contributed $0.2 million in revenue in the partial month we operated it.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Three Months Ended September 30,
	2012		2011
Skilled nursing occupancy	77.5%	(1)	78.1%
As a percent of total census:
Medicare census	13.2%		13.7%
Managed care census	2.3%		2.0%
As a percent of total revenues:
Medicare revenues	30.1%		34.7%
Medicaid revenues	52.8%		49.5%
Managed care revenues	4.6%		4.1%
Average rate per day:
Medicare	$416.42		$476.68
Medicaid	$158.66		$153.53
Managed care	$373.72		$406.02

(1)
Skilled nursing occupancy excludes our recently opened and leased West Virginia and Kentucky nursing centers. The two newly opened nursing centers are licensed to operate and are in the process of growing their occupancy as a percentage of licensed beds. The center we leased effective September 24, 2012 is also excluded from skilled nursing occupancy.

The average Medicaid rate per patient day for 2012 increased 3.3% compared to 2011, resulting in an increase in revenue of $1.3 million. This average rate per day for Medicaid patients is the result of rate increases in certain states and increasing patient acuity levels. The average Medicare rate per patient day for 2012 decreased 12.6% compared to 2011, resulting in a net decrease in revenue of $3.0 million. This decrease is primarily attributable to the October 1, 2011 CMS implemented Medicare rate decrease of 11.1%.
Our total average daily census decreased by approximately 0.1% compared to 2011. We continue to see changes in the Medicaid programs that expand the role of home based and community services which places downward pressure on our sustaining population of Medicaid residents. Our Medicare average daily census for 2012 decreased 3.6% compared to 2011, resulting in a net decrease in revenue of $0.8 million. Managed care average daily census increased 12.2% for a $0.4 million increase in revenue, the average managed care rate per patient day decreased 8.0% for a $0.3 million decrease in revenue.
Operating expense
We have experienced a significant amount of non-recurring start-up losses during 2012 at our two newly opened centers. We expect both of these centers to be accretive to earnings in 2013. Our newly opened West Virginia nursing center contributed $0.8 million in start-up and additional operating expenses over the $0.1 million we experienced in 2011. Our newly leased Kentucky nursing center in the reopening phase contributed $0.4 million in additional operating costs. The recently leased 154-bed skilled nursing center in Louisville, Kentucky contributed $0.1 million in additional operating costs in the partial month we operated it.
Operating expense increased slightly to $60.8 million in 2012 from $60.7 million in 2011, driven primarily by the $1.3 million increase in operating costs at the three recently added nursing centers, but offset by reductions in wage costs. Operating expense increased to 78.6% of revenue in 2012, compared to 76.7% of revenue in 2011 due significantly to the decrease in Medicare rates.

The largest component of operating expenses is wages, which even with the addition of the new centers described above, decreased to $37.5 million in 2012 from $38.5 million in 2011, a decrease of $1.0 million, or 2.7%. We continued to see improvements in our labor costs as we adjust to lower Medicare rates and lower Medicare average daily census. Merit and inflationary raises for personnel were approximately 4.0% for the quarter.
Employee health insurance costs were approximately $0.2 million higher in 2012 compared to 2011. The Company is self-insured for the first $175,000 in claims per employee each year, and we experienced a higher level of claims costs during 2012. Employee health insurance costs can vary significantly from year to year, and we continually evaluate the provisions of these plans.
Bad debt expense increased approximately $0.2 million in 2012 compared to 2011 driven significantly by the growth in Medicaid patients undergoing the initial qualification process. Provider taxes increased $0.4 million primarily as a result of Alabama’s temporary provider tax increase. In addition we saw reductions in our travel costs of $0.1 million.
Lease expense
Lease expense increased to $5.9 million in 2012 from $5.7 million in 2011. The increase in lease expense was rent for lessor funded property renovations and $0.1 million in combined lease expense for the newly leased nursing centers in Louisville and Clinton, Kentucky.
Professional liability
Professional liability expense was $2.6 million in 2012 compared to $4.4 million in 2011, a decrease of $1.8 million. We were engaged in 41 professional liability lawsuits as of September 30, 2012, compared to 38 as of December 31, 2011. Our quarterly cash expenditures for professional liability costs of continuing operations were $1.6 million and $4.4 million for 2012 and 2011, respectively. Professional liability expense and cash expenditures fluctuate from year to year based respectively on the results of our third-party professional liability actuarial studies and on the costs incurred in defending and settling existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.

General and administrative expense
General and administrative expenses were approximately $6.1 million in 2012 compared to $7.2 million in 2011, an improvement of $1.1 million. The significant improvement relates to a decrease in separation costs of $1.1 million compared to 2011. We experienced a $0.2 million decrease in implementation costs of Electronic Medical Records, our travel costs were $0.1 million lower and we saw a decrease in legal costs of $0.1 million in 2012. These decreases were offset by a $0.3 million increase in consulting and legal expenses related to our acquisition efforts.
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
Interest expense, net
Interest expense was $0.7 million in both 2012 and 2011 as we have experienced no interest rate changes or significant changes in our debt balances.
Income (loss) from continuing operations before income taxes; income (loss) from continuing operations per common share
As a result of the above, continuing operations reported income (loss) before income taxes of $(0.6) million and $(1.5) million in 2012 and 2011, respectively. The benefit for income taxes was $0.4 million in 2012 and $0.6 million in 2011. The basic and diluted income (loss) per common share from continuing operations were both $(0.06) in 2012 compared to $(0.17) in 2011.
Nine Months Ended September 30, 2012 Compared With Nine Months Ended September 30, 2011
Patient Revenues

Patient revenues were $228.9 million in 2012 and $233.1 million in 2011. This decrease in revenue is primarily attributable to the 11.1% cut to Medicare rates implemented by CMS on October 1, 2011. Our newly opened West Virginia nursing center has received its license to operate, and more recently obtained its Medicare and Medicaid certification. The new nursing center contributed $1.2 million in revenue as it continues to develop its total census and Medicare and managed care census. The recently leased 154-bed skilled nursing center in Louisville, Kentucky contributed $0.2 million in revenue in the partial month we operated it.

The following table summarizes key revenue and census statistics for continuing operations for each period:

	Nine Months Ended September 30,
	2012		2011
Skilled nursing occupancy	77.3%	(1)	77.9%
As a percent of total census:
Medicare census	13.6%		14.2%
Managed care census	2.3%		2.0%
As a percent of total revenues:
Medicare revenues	31.3%		35.1%
Medicaid revenues	51.8%		48.7%
Managed care revenues	4.6%		4.0%
Average rate per day:
Medicare	$416.20		$466.46
Medicaid	$157.37		$150.98
Managed care	$380.77		$407.76

(1)
Skilled nursing occupancy excludes our recently opened and leased West Virginia and Kentucky nursing centers. The two newly opened nursing centers are licensed to operate and are in the process of growing their occupancy as a percentage of licensed beds. The center we leased effective September 24, 2012 is also excluded from skilled nursing occupancy.

The average Medicaid rate per patient day for 2012 increased 4.2% compared to 2011, resulting in an increase in revenue of $4.8 million. This average rate per day for Medicaid patients is the result of rate increases in certain states and increasing patient acuity levels. The average Medicare rate per patient day for 2012 decreased 10.8% compared to 2011, resulting in a net decrease in revenue of $7.6 million. This decrease is primarily attributable to the October 1, 2011 CMS implemented Medicare rate decrease of 11.1% offset by investments we have made to improve our skilled care offerings.
Our Medicare average daily census for 2012 decreased 4.8% compared to 2011, resulting in a net decrease in revenue of $3.3 million. Our total Medicaid average daily census increase contributed approximately $1.2 million in additional revenue when compared to 2011. Managed care average daily census increased 16.3% for a $1.5 million increase in revenue, the average managed care rate per patient day decreased 6.6% for a $0.7 million decrease in revenue.We experienced an increase of $0.8 million in revenue delivery to our Medicare B patients in 2012 compared to 2011.
Operating expense
We have experienced a significant amount of non-recurring start-up losses during 2012 at our two newly opened centers. We expect both of these centers to be accretive to earnings in 2013. Our newly opened West Virginia nursing center contributed $1.9 million in start-up and additional operating expenses over the $0.1 million we experienced in 2011. Our newly leased Kentucky nursing center in the reopening phase contributed $0.5 million in additional operating costs. The recently leased 154-bed skilled nursing center in Louisville, Kentucky contributed $0.1 million in additional operating costs in the partial month we operated it.
Operating expense increased to $180.9 million in 2012 from $179.3 million in 2011, an increase of $1.6 million, or 0.9%, driven primarily by the $2.5 million increase in operating costs at the three recently added nursing centers, but offset by reductions in wage costs. Operating expense increased to 79.0% of revenue in 2012, compared to 76.9% of revenue in 2011 due significantly to the reduction in Medicare rates.

The largest component of operating expenses is wages, which even with the addition of the new centers described above, decreased to $111.7 million in 2012 from $111.8 million in 2011, a decrease of $0.1 million, or 0.1%. We continued to see improvements in our labor costs as we adjust to lower Medicare rates and lower Medicare average daily census. Merit and inflationary raises for personnel were approximately 3.8% for the nine months.
Workers compensation insurance expense decreased approximately $0.2 million in 2012 compared to 2011. The decrease is the result of better claims experience in 2012 compared to 2011. We also experienced a decrease in utilities costs of $0.3 million in 2012 compared to 2011.
Provider taxes increased by $0.8 million during 2012 compared to 2011 primarily as a result of Alabama’s temporary provider tax increase. Ancillary and nursing costs were $0.6 million lower in 2012 compared to 2011 due to lowering equipment costs through purchasing certain types of equipment that had been leased previously, lower census and our cost savings initiatives implemented in 2011 and 2012.
Bad debt expense increased approximately $0.8 million in 2012 compared to 2011 driven significantly by the growth in Medicaid patients undergoing the initial qualification process.
Lease expense
Lease expense increased to $17.7 million in 2012 from $17.2 million in 2011. The primary reason for the increase in lease expense was rent for lessor funded property renovations along with the $0.4 million in additional lease expense for the new nursing center in Clinton, Kentucky.
Professional liability
Professional liability expense was $7.1 million in 2012 and 2011. We were engaged in 41 professional liability lawsuits as of September 30, 2012, compared to 38 as of December 31, 2011. Our nine month cash expenditures for professional liability costs of continuing operations were $4.6 million and $6.6 million for 2012 and 2011, respectively. Professional liability expense and cash expenditures fluctuate from year to year based respectively on the results of our third-party professional liability actuarial studies and on the costs incurred in defending and settling existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.
General and administrative expense
General and administrative expenses were approximately $19.0 million in 2012 compared to $19.4 million in 2011, a decrease of $0.4 million, or 2.1%. The significant improvement relates to a decrease in performance-based incentive expense of $0.7 million in 2012 and we also experienced a decrease of approximately $0.5 million in severance and nonrecurring general and administrative costs. We experienced a $0.5 million decrease in implementation costs of Electronic Medical Records and a decrease in our travel costs of $0.1 million in 2012. Wage costs increased by $0.6 million, legal and other contracted services increased $0.3 million and we saw a $0.5 million increase in consulting and legal expenses related to our acquisition efforts.
Depreciation and amortization
Depreciation and amortization expense was approximately $5.3 million in 2012 and $4.6 million in 2011. The increase in 2012 is primarily due to depreciation and amortization expenses related to capital expenditures for additions to property and equipment, including equipment related to our EMR initiative. Our newly opened West Virginia nursing center contributed $0.2 million in depreciation and amortization.
Interest expense, net
Interest expense increased to $2.1 million in 2012 compared to $1.7 million in 2011. The interest expense related to the new nursing center in West Virginia was responsible for $0.4 million of our 2012 interest expense increase. As discussed further in “Capital Resources” the increase in interest expense is partially due to the change in interest rates on our Mortgage Loan to a fixed rate of 7.07% from 4.01% and the additional $2.4 million in borrowings for capital improvements at our owned homes.

Income (loss) from continuing operations before income taxes; income (loss) from continuing operations per common share
As a result of the above, continuing operations reported income (loss) before income taxes of $(3.2) million and $3.4 million in 2012 and 2011, respectively. The provision (benefit) for income taxes was $(1.3) million in 2012 and $1.0 million in 2011. The basic and diluted income (loss) per common share from continuing operations were both $(0.40) in 2012 compared to $0.36 and $0.35 in 2011.
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
Net cash provided by operating activities of continuing operations totaled $1.9 million in 2012 and $9.2 million in 2011.
Investing activities of continuing operations used cash of $113,000 and $11.1 million in 2012 and 2011, respectively. These amounts primarily represent cash used for purchases of property and equipment. We have used between $6.4 million and $13.4 million for capital expenditures of continuing operations in each of the three calendar years ended December 31, 2011. Purchases of property include $0.1 and $3.7 million during 2012 and 2011, respectively, for assets added by the entity that constructed the West Virginia nursing center that we are consolidating. We used $0.7 million in restricted cash to fund capital improvements at the four owned nursing centers that secure the mortgage loan during 2012 and saw a net increase in these restricted funds during 2011 when the funds were borrowed. Investing activities include a net investment in a unconsolidated joint venture partnership of $0.2 million. Proceeds from the sale of a skilled nursing facility in Arkansas provided $3.6 million in cash flows from investing activities.
Financing activities of continuing operations used cash of $1.9 million in 2012 and $0.4 million in 2011. Financing activities in 2012 reflect debt of $0.6 million that was added by the entity that owns the West Virginia nursing center that we are consolidating as well as payment of existing debt obligations and capitalized leases of $1.0 million. Net cash used in 2011 primarily resulted from payment and refinancing of existing mortgage obligations of $20.6 million and paying $0.8 million in financing costs in connection with the new mortgage loan under which we borrowed $23.0 million, including approximately $2.4 million to fund capital improvements at our owned centers. During 2011, we also paid the remaining $3.5 million balance on our revolving line of credit. Increased debt for 2011 also reflects $3.0 million that was added by the entity constructing the West Virginia facility that we were consolidating. Financing activities reflect $1.2 million in common stock and preferred stock dividends in 2012 and 2011, respectively.
Our cash expenditures related to professional liability claims of continuing operations were $4.6 million and $6.6 million for 2012 and 2011, respectively. Although we work diligently to limit the cash required to settle and defend professional liability claims, a significant judgment entered against us in one or more legal actions could have a material adverse impact on our cash flows and could result in our being unable to meet all of our cash needs as they become due.

Dividends
On November 5, 2012, the Board of Directors declared a quarterly dividend on common shares of $0.055 per share. While the Board of Directors intends to pay quarterly dividends, the Board will make the determination of the amount of future cash dividends, if any, to be declared and paid based on, among other things, the Company’s financial condition, funds from operations, the level of its capital expenditures and its future business prospects and opportunities.
Redeemable Preferred Stock
At September 30, 2012, we have outstanding 5,000 shares of Series C Redeemable Preferred Stock (“Preferred Stock”) that has a stated value of approximately $4.9 million which pays an annual dividend rate of 7% of its stated value. Dividends on the Preferred Stock are paid quarterly in cash. The Preferred Stock was issued to Omega in 2006 and is not convertible, but has been redeemable at its stated value at Omega’s option since September 30, 2010, and since September 30, 2007, has been redeemable at its stated value at our option. Redemption under our option or Omega’s is subject to certain limitations. We believe we have adequate resources to redeem the Preferred Stock if Omega were to elect to redeem it.
Professional Liability
We have professional liability insurance coverage for our nursing centers that, based on historical claims experience, is likely to be substantially less than the amount required to satisfy claims that were incurred. We have essentially exhausted all of our general and professional liability insurance coverage for claims first asserted prior to July 1, 2011.
Currently, our nursing centers are covered by one of two types of professional liability insurance policies. Our nursing centers in Arkansas, Tennessee, all but two facilities in Kentucky and two centers in West Virginia are covered by an insurance policy with coverage limits of $250,000 per medical incident and total annual aggregate policy limits of $750,000. This policy provides the only commercially affordable insurance coverage available for claims made during this period against these nursing centers. Our nursing centers in Alabama, Florida, Ohio, Texas, two centers in Kentucky and one center in West Virginia are covered by an insurance policy with coverage limits of $1.0 million per medical incident, subject to a deductible of $0.5 million per claim, with a total annual aggregate policy limit of $15.0 million and a sublimit per center of $3.0 million.
As of September 30, 2012, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred but unreported claims of $21.2 million. Our calculation of this estimated liability is based on an assumption that the Company will not incur a severely adverse judgment with respect to any asserted claim; however, a significant judgment could be entered against us in one or more of these legal actions, and such a judgment could have a material adverse impact on our financial position and cash flows.
Capital Resources
As of September 30, 2012, we had $29.8 million of outstanding long term debt and capital lease obligations. The $29.8 million total includes $1.7 million in capital lease obligations and $5.7 million in a note payable for the nursing center that was recently constructed in West Virginia. The balance of the long term debt is comprised of $22.4 million owed on our mortgage loan.
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
The Revolver is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions. As of September 30, 2012, we had no borrowings outstanding under the revolving credit facility. Annual fees for letters of credit issued under this revolver are 3.00% of the amount outstanding. We have a letter of credit of $4.6 million to serve as a security deposit for our Omega lease. Considering the balance of eligible accounts receivable at September 30, 2012, the letter of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $15.0 million, the balance available for borrowing under the revolving credit facility is $10.4 million. Eligible accounts receivable are calculated as defined and consider 80% of certain net receivables while excluding receivables from private pay patients, those pending approval by Medicaid and receivables greater than 90 days. The Mortgage Loan and the Revolver are cross-collateralized.
Our lending agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and debt service coverage ratios. We are in compliance with all such covenants at September 30, 2012.
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
Our calculated compliance with financial covenants is presented below:

	Requirement	Level at September 30, 2012
Minimum fixed charge coverage ratio	1.00:1.00	1.18:1.00
Minimum adjusted EBITDA	$10.0 million	$ 13.3 million
EBITDAR (mortgaged facilities)	$ 3.3 million	$ 3.4 million
We have consolidated $5.7 million in debt in debt that is owed by the consolidated variable interest entity that owns our recently opened West Virginia nursing center. The borrower is subject to covenants concerning total liabilities to tangible net worth as well as current assets compared to current liabilities. The borrower is in compliance with all such covenants at September 30, 2012. The borrower’s liabilities do not provide creditors with recourse to our general assets.
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

Nursing Center Renovations
During 2005, we began an initiative to complete strategic renovations of certain facilities to improve occupancy, quality of care and profitability. We developed a plan to begin with those facilities with the greatest potential for benefit, and began the renovation program during the third quarter of 2005. As of September 30, 2012, we have completed renovations at eighteen facilities. We are currently developing plans for additional renovation projects.
A total of $27.0 million has been spent on these renovation programs to date, with $19.1 million financed through Omega, $6.1 million financed with internally generated cash, and $1.8 million financed with long-term debt.
For the seventeen facilities in our continuing operations with renovations completed as of the beginning of the third quarter 2012 compared to the last twelve months prior to the commencement of renovation, average occupancy increased from 74.9% to 81.1% and Medicare average daily census increased from a total of 203 to 237 in the third quarter of 2012.
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
Accounts receivable attributable to patient services of continuing operations totaled $30.4 million at September 30, 2012 compared to $28.6 million at December 31, 2011, representing approximately 36 days and 34 days revenue in accounts receivable, respectively. The increase in accounts receivable is due to increases in payor sources with longer payment cycles, including managed care payors, as well as an increase in Medicaid patients undergoing the initial qualification process.
The allowance for bad debt was $3.5 million and $2.8 million at September 30, 2012 and December 31, 2011, respectively. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.
Off-Balance Sheet Arrangements
We have a letter of credit outstanding of approximately $4.6 million as of September 30, 2012, which serves as a security deposit for our facility lease with Omega. The letter of credit was issued under our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of September 30, 2012, we had outstanding borrowings of approximately $22.4 million that were subject to variable interest rates. In connection with our March 2011 financing agreement, we entered into an interest rate swap with respect to the mortgage loan to mitigate the floating interest rate risk of such borrowing. Therefore, we have no outstanding borrowings subject to variable interest rate risk after the March 2011 financing transaction.

ITEM 4. CONTROLS AND PROCEDURES
Advocat, with the participation of our principal executive and financial officers has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2012. Based on this evaluation, the principal executive and financial officers have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has been no change (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that has occurred during our fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2012, we are engaged in 41 professional liability lawsuits. Six lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
On May 16, 2012, a purported stockholder class action complaint was filed in the U.S. District Court for the Middle District of Tennessee, against the Company’s Board of Directors. This action alleges that the Board of Directors breached its fiduciary duties to stockholders related to its response to certain expressions of interest in a potential strategic transaction from Covington Investments, LLC (“Covington”). The complaint asserts that the Board failed to negotiate or otherwise appropriately consider Covington’s proposals. The lawsuit remains in its early stages and has not yet been certified by the court as a class action. We intend to defend the matter vigorously.
In December 2011 and June 2012, two purported collective action complaints were filed in the U.S. District Court for the Middle District of Tennessee and the U.S. District Court for the Western District of Arkansas, respectively, against us and certain of our subsidiaries. The complaints allege that the defendants violated the Fair Labor Standards Act (FLSA) and seek unpaid overtime wages. The lawsuits remain in early stages and have not yet been certified by the courts as collective actions. The Company intends to defend the lawsuits vigorously.
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
We cannot currently predict with certainty the ultimate impact of any of the above cases on our financial condition, cash flows or results of operations. Our reserve for professional liability expenses does not include any amounts for the collective actions, the purported class action against the Facility or the lawsuit filed against our directors. An unfavorable outcome in any of these lawsuits or any of our professional liability actions, any regulatory action, any investigation or lawsuit alleging violations of fraud and abuse laws or of elderly abuse laws or any state or Federal False Claims Act case could subject us to fines, penalties and damages, including exclusion from the Medicare or Medicaid programs, and could have a material adverse impact on our financial condition, cash flows or results of operations.

ITEM 6. EXHIBITS
The exhibits filed as part of this report on Form 10-Q are listed in the Exhibit Index immediately following the signature page.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVOCAT INC.

November 7, 2012

	By:	/s/ Kelly J. Gill
Kelly J. Gill
President and Chief Executive Officer, Principal Executive Officer and
An Officer Duly Authorized to Sign on Behalf of the Registrant

	By:	/s/ James Reed McKnight, Jr.
James Reed McKnight, Jr.
Executive Vice President and Chief Financial Officer and
An Officer Duly Authorized to Sign on Behalf of the Registrant

Exhibit Number	Description of Exhibits
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-76150 on Form S-1).

3.2	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.5 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 33-76150 on Form S-1).

3.4	Bylaw Amendment adopted November 5, 2007 (incorporated by reference to Exhibit 3.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2007).

3.5	Amendment to Certificate of Incorporation dated March 23, 1995 (incorporated by reference to Exhibit A of Exhibit 1 to the Company’s Form 8-A filed March 30, 1995).

3.6	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.4 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company’s Registration Statement No. 33-76150 on Form S-1).

4.2	Amended and Restated Rights Agreement dated as of December 7, 1998 (incorporated by reference to Exhibit 1 to Form 8-A/A filed December 7, 1998).

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

10.1	Employment Agreement effective August 20, 2012, between James R. McKnight, Jr. and Advocat Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document