Form 10-K
period 2012-12-31
ADVOCAT INC
filed 2013-03-07
CIK 919956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
________________________________
CHECK ONE:

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of Common Stock held by non-affiliates on June 30, 2012 (based on the closing price of such shares on the NASDAQ Capital Market) was approximately $15,721,000. For purposes of the foregoing calculation only, all directors, named executive officers and persons known to the registrant to be holders of 5% or more of the registrant's Common Stock have been deemed affiliates of the registrant.

On February 15, 2013, 5,944,712 shares of the registrant's $0.01 par value Common Stock were outstanding.

Documents Incorporated by Reference

Registrant's definitive proxy materials for its 2013 annual meeting of shareholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

PART 1

ITEM 1. BUSINESS

Introductory Summary.

Advocat Inc. provides long-term care services to nursing center patients in eight states, primarily in the Southeast and Southwest United States. Unless the context indicates otherwise, references herein to “Advocat,” “the Company,” “we,” “us” and “our” include Advocat Inc. and all of our consolidated subsidiaries.

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

As part of our strategic operating initiatives we have continued our program for improving our physical plants. Since 2005, we have been completing strategic renovations of certain facilities that improve quality of care and profitability. We plan to continue these nursing center renovation projects and accelerate this strategy using the knowledge obtained in the first few years of this program. Our strategic operating initiatives will also include pursuing and investigating opportunities to acquire, lease or develop new facilities, focusing primarily on opportunities within our existing areas of operation.

We are incurring expenses in connection with these initiatives, as described in “Results of Operations.” These investments in business initiatives have increased our operating expenses since the latter portion of 2010. We have already experienced increased acuity and rate per day which have contributed to our increase in revenue in 2012. We expect to continue this trend in the future.

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

Improve skilled mix in our nursing centers. By enhancing our registered nurse coverage and adding specialized clinical care, we believe we can improve skilled mix and reimbursement. The investments in nursing and clinical care are being conducted in concert with additional investments in nursing center based marketing representatives to develop referral and Managed Care relationships. These investments will better attract quality payor sources for patients covered by Medicare, Managed Care (including Health Maintenance Organizations (“HMO's”) and Medicare replacement payors) as well as certain private pay individuals. We will also continue our program for the renovation and improvement of our nursing centers to attract and retain patients.

Cluster operations on a regional basis. We have developed regional concentrations of operations in order to achieve operating efficiencies, generate economies of scale and capitalize on marketing opportunities created by having multiple operations in a regional market area.

Key elements of our growth strategy are to:

Increase revenues and profitability at existing facilities. Our strategy includes increasing center revenues and profitability through improving quality payor mix, providing an increasing level of higher acuity care, obtaining appropriate reimbursement for the care we provide, and providing high quality patient care. In addition to our nursing center renovation program, ongoing investments are being made in expanded nursing and clinical care. We continue to enhance nursing center based marketing initiatives to promote higher occupancy levels and improved skilled mix at our nursing centers.

Improve physical plants. Our nursing centers have an average age of approximately 34 years as of December 31, 2012. During 2005, we began an initiative to complete strategic renovations of certain facilities to improve occupancy, quality of care and profitability. We developed a plan to identify those facilities with the greatest potential for benefit and began the renovation program during the third quarter of 2005. Major renovations result in significant cosmetic upgrades, including new flooring, wall coverings, lighting, ceilings and furniture throughout the nursing center. Renovations also usually include certain external work to improve curb appeal, such as concrete work, landscaping, roof and signage enhancements. Many of our renovation projects will include adding functionality and space for our rehabilitation therapy offerings.

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

Advocat provides a broad range of long-term care services to the elderly including skilled nursing, ancillary health care services and assisted living. In addition to the nursing and social services usually provided in long-term care centers, we offer a variety of rehabilitative, nutritional, respiratory, and other specialized ancillary services. As of December 31, 2012, our continuing operations consist of 48 nursing centers with 5,538 licensed nursing beds. Our nursing centers range in size from 48 to 320 licensed nursing beds. The following table summarizes certain information with respect to the nursing centers we own or lease as of December 31, 2012:

	Number of Centers	Licensed Nursing Beds (1)	Available Nursing Beds (1)
Operating Locations:
Alabama	6	711	704
Arkansas	11	1,181	1,053
Florida	1	79	79
Kentucky	8	731	727
Ohio	1	120	110
Tennessee	5	617	576
Texas	13	1,859	1,669
West Virginia	3	240	240
	48	5,538	5,158
Classification:
Owned	8	806	738
Leased	40	4,732	4,420
Total	48	5,538	5,158
____________

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

Our nursing centers provide skilled nursing health care services, including room and board, nutrition services, recreational therapy, social services, housekeeping and laundry services. Our nursing centers dispense medications prescribed by the patients' physicians, and a plan of care is developed by professional nursing staff for each patient. We also provide for the delivery of ancillary medical services at the nursing centers we operate. These specialty services include rehabilitation therapy services, such as audiology, speech, occupational and physical therapies, which are provided through licensed therapists and registered nurses, and the provision of medical supplies, nutritional support, infusion therapies and related clinical services. The majority of these services are provided using our internal resources and clinicians.

Within the framework of a nursing center, we may provide other specialty care, including:

Life Steps Unit. Many of our nursing centers have units designated as Life Steps Units, our designation for patients requiring short-term rehabilitation following an acute stay in the hospital. These units specialize in short-term rehabilitation with the goal of returning the patient to their highest potential level of functionality. These units provide enhanced services with emphasis on upgraded amenities including electric beds, Wi-Fi, and feature a separate entrance for guests and visitors. The design and programming of the units generally appeal to the clinical and hospitality needs of individuals as they progress to the next appropriate level of care. Specialized therapeutic treatment regimens include orthopedic rehabilitation, neurological rehabilitation and complex medical rehabilitation. While these patients generally have a shorter length of stay, the intensive level of rehabilitation typically results in higher levels of reimbursement.

Lighthouse Unit. Like our Life Step Units, many of our nursing centers have Lighthouse Units, our designation for advanced care for dementia related disorders including Alzheimer's disease. The goal of the units is to provide a safe, homelike and supportive environment for cognitively impaired patients, utilizing an interdisciplinary team approach. Family and community involvement compliment structured programming in the secure environment instrumental in fostering as much patient independence as possible despite diminished capacity.

Enhanced Therapy Services. We have complimented our traditional therapy services with programs that provide electrotherapy, ultrasound and shortwave diathermy therapy treatments that promote pain management, wound healing, continence improvement and contractures management, improving the results of therapy treatments for our patients. We currently offer these treatment programs in all 48 of our facilities.

Other Specialty Programming. We implement other specialty programming based on a center's specific needs. We have developed one adult day care center on the campus of a nursing center. We have developed specialty programming for bariatric patients (generally, patients weighing more than 350 pounds). These individuals have unique psychosocial and equipment needs.

Continuous Quality Improvement. We have in place a Continuous Quality Improvement (“CQI”) program, which is focused on identifying opportunities for improvement of all aspects of the care provided in a center, as well as overseeing the initiation and effectiveness of interventions. The CQI program was designed to support and drive nursing center efforts to meet accreditation standards and to exceed state and federal government regulations. We conduct audits to monitor adherence to the standards of care established by the CQI program at each center which we operate. The center administrator, with assistance from regional nursing personnel, is primarily responsible for adherence to our quality improvement standards. In that regard, the annual operational objectives established by each center administrator include specific objectives with respect to quality of care. Performance of these objectives is evaluated quarterly by the regional vice president or manager and each center administrator's incentive compensation is based, in part, on the achievement of the specified quality objectives. A major component of our CQI program is employee empowerment initiatives, with particular emphasis placed on selection, recruitment, retention and recognition programs. Our administrators and managers include employee retention and turnover goals in the annual center, regional and personal objectives. We also have established a quality improvement committee consisting of nursing representatives from each region and our corporate quality personnel. This committee periodically reviews our quality improvement programs and conducts center audits.

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

For all three modules, the EMR system provides a dashboard that can be reviewed at a number of kiosks throughout the nursing center, allowing our staff to securely access a list of upcoming patient care tasks and providing our supervisors a tool to help manage and monitor staff performance. We believe the EMR system provides better support and improves the quality of care for our patients. Our deployment schedule resulted in full EMR in 8 centers and ADL tracking in 13 others during 2010 and the remaining implementations were completed during 2011, at a rate of approximately five to six centers every two months. We invested approximately $110,000 per nursing center to deploy EMR in all our facilities.

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

We own eight and lease 40 of our nursing centers included in continuing operations.

•
The nursing center and licensed nursing bed count includes 90 beds at our recently opened West Virginia nursing center. This new nursing center is licensed to operate by the state of West Virginia and obtained its Medicare and Medicaid certifications in the first quarter of 2012. During the certification process, the nursing center limited the number of patients it accepted.

•
The nursing center and licensed nursing bed count also includes the 88-bed skilled nursing center for which we entered into a lease agreement in April 2012 in Clinton, Kentucky. We had limited its number of patients while it completed the Medicare certification process which was obtained in the fourth quarter of 2012. The Medicaid certification for the center was obtained in the first quarter of 2013.

•	The nursing center and licensed nursing bed count also includes the recently leased 154-bed skilled nursing center in Louisville, Kentucky, which we have operated since September 24, 2012.

•	Our continuing operations include centers in Alabama, Arkansas, Florida, Kentucky, Ohio, Tennessee, Texas and West Virginia.
As detailed further in our results of operations we have experienced a significant amount of non-recurring start-up losses during 2012 at two of our newly-opened centers. We expect both our newly-opened West Virginia nursing center and our newly leased Clinton, Kentucky, nursing center in the reopening phase to be accretive to run-rate earnings in 2013.

Marketing.

At a local level, our sales and marketing efforts are designed to promote higher occupancy levels, promote optimal payor mix and inform the local referral community of our high-acuity capabilities. We believe that the long-term care profession is fundamentally a local business in which both patients and their referral sources are based in the immediate geographic area in which the nursing center is located. Our marketing plan and related support activities emphasize the role and performance of administrators, admissions coordinators and social services directors of each nursing center, all of whom are responsible for contacting various referral sources such as doctors, hospitals, hospital discharge planners, churches and various community organizations. As part of our operating strategy we have increased the number of nursing center based marketing personnel to further develop relationships with physicians as well as Managed Care organizations. We believe these relationships with Managed Care organizations will provide us with greater exposure to referral sources and an ability to provide increased levels of high-acuity care.

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

Acquisitions, Development Projects and Divestitures.

Acquisitions and Development

In April 2012, the Company entered into a lease agreement to operate an 88-bed skilled nursing center in Clinton, Kentucky. The center is subject to a mortgage insured through the United States Department of Housing and Urban Development. The current annual lease payments are approximately $373,000. The lease has an initial ten year term with two five year renewal options and contains an option to purchase the property for $3.3 million during the first five years. Prior to our leasing of the facility, the center had not had residents since April 2011 after being de-certified by Medicare and Medicaid. The lease agreement called for a $125,000 lease commencement fee and the transaction is considered a lease agreement.
Separate from the above lease transaction, in September 2012, the Company announced it entered into a lease agreement to operate a 154-bed skilled nursing center in Louisville, Kentucky. The nursing center is owned by a real estate investment trust and the lease provides for an initial fifteen-year lease term with a five-year renewal option. The nursing center has annual revenues of approximately $10 million and the Company began operating the skilled nursing center on September 24, 2012. This additional skilled nursing center increases the Company's footprint in Kentucky to eight nursing centers and was already operating and treating patients on the transition date. There was no purchase price paid to enter into the lease agreement for this skilled nursing center.

On December 28, 2011, construction of our third health care center in West Virginia was completed. The state of the art 90-bed skilled nursing center is located in Culloden, West Virginia, along the Huntington-Charleston corridor, and offers 24-hour skilled nursing care, rehabilitation, and memory care services designed to meet the care needs of both short and long-term nursing patients. The center utilizes a Certificate of Need we initially obtained in the June 2009 acquisition of certain assets of a skilled nursing center in Milton, West Virginia. The facility obtained its Medicare and Medicaid certifications in the first quarter of 2012. We lease this facility under a lease agreement with an initial term of 20 years, and have the option to renew the lease for two additional five-year periods. The lease agreement grants us the right to purchase the center beginning at the end of the first year of the initial term of the lease and continuing through the fifth year for a purchase price ranging from 110% to 120% of the total project cost.

Discontinued operations

Effective September 1, 2012, we sold an owned skilled nursing center in Arkansas to an unrelated party and have reclassified the operations of this facility as discontinued operations for all periods presented in the accompanying consolidated financial statements. The operating margins and the long term business prospects of the nursing center did not meet our strategic goals. This skilled nursing center contributed revenues of $3,463,000, $5,249,000 and $4,537,000 and net income of $171,000, $(249,000) and $8,000 during the twelve months ended December 31, 2012, 2011 and 2010, respectively.  The net income (loss) for the nursing center included in discontinued operations does not reflect any allocation of regional or corporate general and administrative expense or any allocation of corporate interest expense. We considered these additional costs along with the future prospects of this nursing center when determining the contribution of the skilled nursing center to our operations.

The gain on disposal, net of taxes, of $174,000 was primarily the amount of sales price in excess of the net carrying value of the fixed assets sold. The assets and liabilities of the disposed skilled nursing center have been reclassified and are segregated in the consolidated balance sheets as assets and liabilities of discontinued operations. The current asset amounts are primarily composed of net accounts receivable of $36,000 and $563,000 and the current liabilities are primarily composed of accrued payroll and employee benefits of $10,000 and $218,000 at December 31, 2012 and 2011, respectively. We expect to collect the balance of the accounts receivable and pay the remaining accrued payroll and trade payables in the ordinary course of business. We did not transfer the accounts receivable or liabilities to the new owner. In addition, the property, equipment and related accumulated depreciation of the sold skilled nursing center have been reclassified, resulting in a net reclassification of fixed assets of $3,467,000 at December 31, 2011. Along with the $1,053,000 in real estate we own in North Carolina, fixed assets of discontinued operations totaled $1,053,000 and $4,520,000 at December 31, 2012 and 2011, respectively.

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

Limited supply of centers. As the nation's elderly population continues to grow, life expectancy continues to expand, and there continue to be limitations on granting Certificates of Need (“CON”) for new skilled nursing centers, so we believe that there will be continued demand for skilled nursing beds in the markets in which we operate. The majority of states have adopted CON or similar statutes requiring that prior to adding new skilled beds or any new services, or making certain capital expenditures, a state agency must determine that a need exists for the new beds or proposed activities. We believe that this CON process tends to restrict the supply and availability of licensed skilled nursing center beds. High construction costs, limitations on state and federal government reimbursement for the full costs of construction, and start-up expenses also act to restrict growth in the supply for such centers. At the same time, skilled nursing center operators are continuing to focus on improving occupancy and expanding services to include high acuity subacute patients who require significantly higher levels of skilled nursing personnel and care.

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

The nursing centers operated by us compete with other facilities in their respective markets, including rehabilitation hospitals and other “skilled” and personal care residential facilities. In the few urban markets in which we operate, some of the long-term care providers with which our facilities compete are significantly larger and have or may obtain greater financial and marketing resources than our facilities. Some of these providers are not-for-profit organizations with access to sources of funds not available to our centers. Construction of new long-term care facilities near our existing centers could adversely affect our business. We believe that the most important competitive factors in the long-term care business are: a nursing center's local reputation with referral sources, such as acute care hospitals, physicians, religious groups, other community organizations, Managed Care organizations, and a patient's family and friends; physical plant condition; the ability to identify and meet particular care needs in the community; the availability of qualified personnel to provide the requisite care; and the rates charged for services. There is limited, if any, price competition with respect to Medicaid and Medicare patients, since revenues for services to such patients are strictly controlled and are based on fixed rates and cost reimbursement principles. Although the degree of success with which our centers compete varies from location to location, we believe that our centers generally compete effectively with respect to these factors.

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

The following table sets forth net patient revenues related to our continuing operations by payor source for the periods presented (dollar amounts in thousands):

	Year Ended December 31,
	2012		2011		2010
Medicaid	$160,876	52.2%	$152,837	49.4%	$152,453	53.4%
Medicare	94,802	30.8%	106,717	34.5%	87,335	30.6%
Managed Care	14,348	4.7%	12,684	4.1%	8,523	3.0%
Private Pay and other	38,046	12.3%	37,229	12.0%	37,283	13.0%
Total	$308,072	100.0%	$309,467	100.0%	$285,594	100.0%

The following table sets forth average daily skilled nursing census by payor source for our continuing operations for the periods presented:

	Year Ended December 31,
	2012		2011		2010
Medicaid	2,794	68.4%	2,745	67.5%	2,838	68.8%
Medicare	548	13.4%	579	14.2%	532	12.9%
Managed Care	96	2.3%	82	2.0%	58	1.4%
Private Pay and other	648	15.9%	662	16.3%	699	16.9%
Total	$4,086	100.0%	$4,068	100.0%	$4,127	100.0%

Consistent with the nursing center industry in general, changes in the mix of a center's patient population among Medicaid, Medicare, Managed Care, and private pay and other can significantly affect the profitability of the center's operations.

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

The Budget Control Act of 2011 (“BCA”), enacted on August 2, 2011, increased the United States debt ceiling and linked the debt ceiling increase to corresponding deficit reductions through 2021. The BCA also established a 12 member joint committee of Congress known as the Joint Select Committee on Deficit Reduction (“Super Committee”). The Super Committee's objective was to create proposed legislation to reduce the United States federal budget deficit by $1.5 trillion for fiscal years 2012 through 2021. Part of the BCA required this legislation to be enacted by December 23, 2011 or approximately $1.2 trillion in domestic and defense spending reductions would automatically begin January 1, 2013, split between domestic and defense spending. As no legislation was passed that would achieve the targeted savings, payments to Medicare providers are potentially subject to these automatic spending reductions, limited to not more than a 2% reduction. At this time it is unclear how this automatic reduction may be applied to various Medicare healthcare programs. Reductions to Medicare reimbursement from the BCA could have a material adverse effect on our operating results and cash flows.
In July 2012, CMS issued Medicare payment rates, effective October 1, 2012, that are expected to increase reimbursement to skilled nursing centers by approximately 1.8% compared to the fiscal year ending September 30, 2012. The increase is the net effect of a 2.5% inflation increase as measured by the SNF market basket, offset by a 0.7% negative productivity adjustment required by the Affordable Care Act. Effective March 1, 2013, the increase was scheduled to be offset by the 2% sequestration reduction called for by the BCA discussed above.

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
Related to the exceptions process discussed above, in monthly phases starting October 1, 2012 through December 31, 2012, providers were required to submit a request for an exception for therapy services above the threshold of $3,700 which will then be manually medically reviewed. Similar to the therapy cap exceptions process, the threshold process will have a $3,700 per patient threshold on physical and speech therapy services, and a separate $3,700 per patient threshold on occupational therapy services.
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
The Middle Class Tax Relief and Job Creation Act of 2012 also resulted in a reduction of bad debt treated as an allowable cost. Prior to this act, Medicare reimburses providers for beneficiaries' unpaid coinsurance and deductible amounts after reasonable collection efforts at a rate between 70 and 100 percent of beneficiary bad debt. This provision reduces bad debt reimbursement for all providers to 65 percent over the next three years.

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

We receive the majority of our annual Medicaid rate increases during the third quarter of each year. The rate changes received in the third quarters of 2012 and 2011 were the primary contributor to our 2.3% increase in average rate per day for Medicaid patients in 2012 compared to 2011.

We are unable to predict what, if any, reform proposals or reimbursement limitations will be implemented in the future, or the effect such changes would have on our operations. For the year ended December 31, 2012, we derived 30.8% and 52.2% of our total patient revenues related to continuing operations from the Medicare and Medicaid programs, respectively.  Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on our profitability.

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

Employees.

As of February 1, 2013, we employed approximately 5,900 individuals in connection with our continuing operations, approximately 4,400 of which are considered full-time employees. We believe that our employee relations are good. Approximately 150 of our employees are represented by a labor union.

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

Supplies and Equipment.

We purchase drugs, solutions and other materials and lease certain equipment required in connection with our business from many suppliers. We have not experienced, and do not anticipate that we will experience, any significant difficulty in purchasing supplies or leasing equipment from current suppliers. In the event that such suppliers are unable or fail to sell us supplies or lease equipment, we believe that other suppliers are available to adequately meet our needs at comparable prices. National purchasing contracts are in place for all major supplies, such as food, linens and medical supplies. These contracts assist in maintaining quality, consistency and efficient pricing. Based on contract pricing for food and other supplies, we expect cost increases in 2013 to be relatively the same or slightly lower than the increases we experienced in 2012.

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

We also anticipate this Legislation will continue to impact our Medicaid and Medicare reimbursement as well, though the timing and ultimate level of that impact is currently unknown as we anticipate that many of the provisions of the Legislation may be subject to further clarification and modification through the rule making process. The Legislation expands the role of home-based and community services, which may place downward pressure on our sustaining population of Medicaid patients. The provisions of the Legislation discussed above are examples of recently-enacted federal health reform provisions that we believe may have a material impact on the long-term care industry and on our business. However, the foregoing discussion is not intended to constitute, nor does it constitute, an exhaustive review and discussion of the Legislation.

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

As a component of CMS administration of the government's reimbursement programs, a new ratings system was implemented in December 2008 to assist the public in choosing a skilled care provider. While data for the consumer has been available for several years, the display of quality with a “Star” ranking with a “5 Star” ranking being the highest and a “1 Star” ranking being the lowest was new in 2008. The “5 Star” system is an attempt to simplify all the data for each nursing center to a “Star” ranking. The overall Star rating is determined by three components (three years survey results, quality measure calculations, and staffing data), with each of the components receiving star rankings as well. As this initiative becomes a bigger part of our business environment we remain diligent in continuing to provide outstanding patient care to achieve high rankings for our facilities, as well as assuring that our rankings are correct and appropriately reflect our quality results.

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

The HIPAA regulations related to privacy establish comprehensive federal standards relating to the use and disclosure of individually identifiable health information (“protected health information”). The privacy regulations establish limits on the use and disclosure of protected health information, provide for patients' rights, including rights to access, to request amendment of, and to receive an accounting of certain disclosures of protected health information, and require certain safeguards for protected health information. In addition, each covered entity must contractually bind individuals and entities that furnish services to the covered entity or perform a function on its behalf, and to which the covered entity discloses protected health information, to restrictions on the use and disclosure of that protected health information. In general, the HIPAA regulations do not supersede state laws that are more stringent or grant greater privacy rights to individuals. Thus, we must reconcile the HIPAA regulations and other state privacy laws.

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

Available Information.

We file reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. Copies of our reports filed with the SEC may be obtained by the public at the SEC's Public Reference Room located at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains electronic versions of the Company's reports on its website at www.sec.gov. We also make available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other materials filed with the SEC as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC via a link to the SEC's EDGAR system. Our website address is www.advocatinc.com. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

In addition, copies of the Company's annual report will be made available, free of charge, upon written request.

Corporate Governance Principles.

The Company has adopted Corporate Governance Principles relating to the conduct and operations of the Board of Directors. The Corporate Governance Principles are posted on the Company's website (www.advocatinc.com) and are available in print to any stockholder who requests a copy.

Committee Charters.

The Board of Directors has an Audit Committee, Compensation Committee, Corporate Governance Committee and Executive Committee. The Board of Directors has adopted written charters for each committee, except for the Executive Committee, which are posted on the Company's website (www.advocatinc.com) and are available in print to any stockholder who requests a copy.

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

The provision of health care services entails an inherent risk of liability. Participants in the health care industry are subject to an increasing number of lawsuits alleging malpractice, negligence, product liability or related legal theories, many of which involve large claims and significant defense costs. Like many other companies engaged in the long-term care profession in the United States, we have numerous pending liability claims, disputes and legal actions for professional liability and other related issues. We expect to continue to be subject to such suits as a result of the nature of our business. See “Item 3. Legal Proceedings” for further descriptions of pending claims and see “Item 7. Management's Discussion and Analysis of Financial Condition - Accounting Policies and Judgments - Professional Liability and Other Self-Insurance Reserves” for discussion of our reserve for self-insured claims and of our ability to meet our anticipated cash needs.

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

In recent periods we have seen an increase in the number of suits filed for professional liability matters. Each year, we record adjustments to our accrual for self-insured risks associated with professional liability claims. While these adjustments to the accrual result in changes to reported expenses and income, they are not directly related to changes in cash because the accrual is not funded. These self-insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Any increase in the accrual decreases income in the period, and any reduction in the accrual increases income during the period. Our actual professional liabilities may vary significantly from the accrual, and the amount of the accrual has and may continue to fluctuate by a material amount in any given quarter. For the years ended December 31, 2012, 2011 and 2010, we recorded professional liability expense of $12.0 million, $10.5 million and $5.1 million, respectively.

Our outstanding indebtedness is subject to various financial covenants and floating rates of interest which could be subject to fluctuations based on changing interest rates.

We have long-term indebtedness of $29.5 million at December 31, 2012. Certain of our debt agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and debt service coverage ratios. As of December 31, 2012, we were in compliance with these financial covenants. Our failure to comply with those covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of some or all of our debts. Such non-compliance could result in a material adverse impact to our financial position, results of operations and cash flows. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for additional discussion of our covenants.

In connection with the refinancing transaction in March 2011 discussed in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” we entered into an interest rate swap with respect to a mortgage loan to mitigate the floating interest rate risk of such borrowing. The interest rate swap converted the variable rate on our mortgage indebtedness to a fixed interest rate for the five year term of this indebtedness, decreasing our exposure to risks of variable rates of interest. While limiting our risk to increases in interest rates by utilizing the interest rate swap, we forgo benefits that might result from downward fluctuations in interest rates. We also are exposed to the risk that our counterpart to the swap agreement will default on its obligations.

We are highly dependent on reimbursement by third-party payors.

Substantially all of our nursing center revenues are directly or indirectly dependent upon reimbursement from third-party payors, including the Medicare and Medicaid programs, and private insurers. For the year ended December 31, 2012, our patient revenues from continuing operations derived from Medicaid, Medicare, Managed Care and private pay (including private insurers) sources were approximately 52.2%, 30.8%, 4.7%, and 12.3%, respectively. Changes in the mix of our patients among Medicare, Medicaid, Managed Care and private pay categories and among different types of private pay sources may affect our net revenues and profitability. Our net revenues and profitability are also affected by the continuing efforts of all payors to contain or reduce the costs of health care. Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue.

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

Any changes in reimbursement levels or in the timing of payments under Medicare, Medicaid or private pay programs and any changes in applicable government regulations could have a material adverse effect on our net revenues, net income (loss) and cash flows. We are unable to predict what reform proposals or reimbursement limitations will be adopted in the future or the effect such changes will have on our operations. We are limited in our ability to reduce the direct costs of providing care when decreases in reimbursement rates are imposed. No assurance can be given that such reforms will not have a material adverse effect on us. See “Item 1. Business - Government Regulation and Reimbursement.”

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

Long-term care facilities are subject to periodic inspection to assure continued compliance with various standards and licensing requirements under state law, as well as with Medicare and Medicaid conditions of participation. The failure to obtain or renew any required regulatory approvals or licenses could adversely affect our growth and could prevent us from offering our existing or additional services. In addition, health care is an area of extensive and frequent regulatory change. Changes in the laws or new interpretations of existing laws can have a significant effect on methods and costs of doing business and amounts of payments received from governmental and other payors. Our operations could be adversely affected by, among other things, regulatory developments such as mandatory increases in the scope and quality of care to be afforded patients and revisions in licensing and certification standards. We attempt at all times to comply with all applicable laws; however, there can be no assurance that we will remain in compliance at all times with all applicable laws and regulations or that new legislation or administrative or judicial interpretation of existing laws or regulations will not have a material adverse effect on our operations or financial condition. Federal or state proceedings seeking to impose fines and penalties for violations of applicable laws and regulations, as well as federal and state changes in these laws and regulations may negatively impact us. See “Item 1. Business - Government Regulation.” See also “Item 3. Legal Proceedings.”

The health care industry has been the subject of increased regulatory scrutiny recently.

The Office of Inspector General (“OIG”), the enforcement arm of the Medicare and Medicaid programs, formulates a formal work plan each year for nursing centers. The OIG's most recent work plan indicates that quality of care, assessment and monitoring, poorly performing nursing facilities, hospitalizations, criminal background checks, Medicare part B services, accuracy of nursing facilities Minimum Data, transparency of ownership, and civil monetary penalty funds will be an investigative focus in 2013. We cannot predict the likelihood, scope or outcome of any such investigations on our facilities.

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
In recent years, there have been initiatives on the federal and state levels for comprehensive reforms affecting the availability, payment and reimbursement of healthcare services in the United States. In March 2010, significant legislation concerning health care and health insurance was passed which will significantly change the future of health care in the United States. If the reforms are phased in over the next ten years as currently enacted, they may significantly increase our costs to provide employee health insurance and have an adverse effect on our financial condition and results of operations. It is also expected that this new legislation will impact our operations and reimbursement from Federal programs such as Medicare and Medicaid as well as private insurance. The timing and ultimate level of that impact is currently unknown as we anticipate that many of the provisions of such legislation may be subject to further clarification and modification through the rule making process.

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

We currently pay a $0.055 quarterly dividend on our common shares and while the Board of Directors intends to pay quarterly dividends, the Board will make the determination of the amount of future cash dividends, if any, to be declared and paid based on, among other things, our financial condition, funds from operations, the level of our capital expenditures and future business prospects. The Company is restricted by its debt agreements in its ability to pay dividends.

We have a number of policies in place that could be considered anti-takeover protections.

We have adopted a shareholder rights plan (the “Plan”). On August 14, 2009, our board of directors (“Board”) amended the Plan to change the definition of “Acquiring Person” to be such person that acquires 20% or more of the shares of Common Stock of the Company, up from the 15% that previously defined an acquiring person. The Plan is intended to encourage potential acquirers to negotiate with our Board and to discourage coercive, discriminatory and unfair proposals. Our Certificate of Incorporation (the “Certificate”) provides for the classification of our Board into three classes, with each class of directors serving staggered terms of three years. Our Certificate requires the approval of the holders of two-thirds of the outstanding shares to amend certain provisions of the Certificate. Section 203 of the Delaware General Corporate Law restricts the ability of a Delaware corporation to engage in any business combination with an interested shareholder. We are also authorized to issue up to 795,000 shares of preferred stock, the rights of which may be fixed by our Board without shareholder approval. Provisions in certain of our executive officers' employment agreements provide for post-termination compensation, including payment of amounts up to two times their annual salary, following certain changes in control (as defined in such agreements). Our stock incentive plans provide for the acceleration of the vesting of options in the event of certain changes in control (as defined in such plans). Certain changes in control also constitute an event of default under our bank credit facility. The foregoing matters may, together or separately, have the effect of discouraging or making more difficult an acquisition or change of control of the company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We own 8 and lease 40 long-term care facilities as discussed in “Item 1 Business - Nursing Centers and Services.” A description of our lease agreements follows.

Description of Lease Agreements.

Our current operations include 40 nursing centers subject to operating leases, including 36 owned by Omega REIT and four owned by other parties. In our role as lessee, we are responsible for the day-to-day operations of all operated centers. These responsibilities include recruiting, hiring and training all nursing and other personnel, and providing patient care, nutrition services, marketing, quality improvement, accounting, and data processing services for each center. The lease agreements pertaining to our 40 leased facilities are “triple net” leases, requiring us to maintain the premises, provide insurance, pay taxes and pay for all utilities. The average remaining term of our lease agreements, including renewal options, is approximately 19 years.

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

In August 2009, we completed the construction of a 119-bed skilled nursing center, Brentwood Terrace, located in Paris, Texas, replacing an existing 102-bed nursing center leased from Omega. The replacement center was financed with funding from Omega and is leased from Omega under a long-term operating lease with renewal options through 2035. Annual rent was approximately $0.8 million for the year ended December 31, 2012 and is based on a calculation of 10.25% of the total cost of the replacement center. The Brentwood Terrace nursing center lease provides for annual increases in lease payments equal to the increase in the Consumer Price Index, not to exceed 2.5%.

The Omega Master Lease requires us to fund annual capital expenditures currently equal to $422 per licensed bed, subject to adjustment for increases in the Consumer Price Index. Upon expiration of, or in the event of a default under the Omega Master Lease, we are required to transfer all of the leasehold improvements, equipment, furniture and fixtures of the leased facilities to Omega.

In January 2013, we entered into an amendment to the Omega Master Lease under which Omega agreed to provide an additional $5.0 million to fund renovations to two nursing centers located in Texas that are leased from Omega. The annual base rent related to these facilities will be increased to reflect the amount of capital improvements to the respective facilities as the related expenditures are made. The increase is based on a rate of 10.25% per year of the amount financed under this amendment. This arrangement is similar to amendments entered into in 2011, 2009, 2006 and 2005 that provided financing totaling $20.0 million that was used to fund renovations at fourteen nursing centers leased from Omega. As of December 31, 2012, renovation projects using these funds have been completed at fourteen leased facilities. Approximately $19.0 million allotted by Omega to fund renovations has been used. Plans are being developed for additional renovation projects including those that would potentially be funded through Omega.

The Omega Master Lease prohibits us from operating any additional facilities within a certain radius of each leased nursing center. We are generally required to maintain comprehensive insurance covering the facilities we lease as well as personal and real property damage insurance and professional liability insurance. The failure to pay rentals within a specified period or to comply with the required operating and financial covenants generally constitutes a default, and, if uncured, such a default would permit Omega to terminate the lease and assume the property and the contents within the facilities.

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
As of December 31, 2012, we are engaged in 49 professional liability lawsuits. Six lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
On May 16, 2012, a purported stockholder class action complaint was filed in the U.S. District Court for the Middle District of Tennessee, against the Company's Board of Directors. This action alleges that the Board of Directors breached its fiduciary duties to stockholders related to its response to certain expressions of interest in a potential strategic transaction from Covington

Investments, LLC (“Covington”). The complaint asserts that the Board failed to negotiate or otherwise appropriately consider Covington's proposals. In November, 2012, the lawsuit was dismissed without prejudice for lack of subject matter jurisdiction. The action was refiled in the Chancery Court for Williamson County, Tennessee (21st Judicial District) on November 30, 2012. The lawsuit remains in its early stages and has not yet been certified by the court as a class action. We intend to defend the matter vigorously.
In December 2011 and June 2012, two purported collective action complaints were filed in the U.S. District Court for the Middle District of Tennessee and the U.S. District Court for the Western District of Arkansas, respectively, against us and certain of our subsidiaries.  The complaints allege that the defendants violated the Fair Labor Standards Act (FLSA) and seek unpaid overtime wages.  The Middle Tennessee action was resolved by settlement and dismissed in 2012. The Plaintiffs in the Arkansas action have moved for conditional certification of a nationwide class of all of the Company's hourly employees.  The Company will defend the lawsuit vigorously.
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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Our common stock is traded on the NASDAQ Capital Market and began trading there on September 12, 2006 under the symbol “AVCA.” The following table sets forth the high and low bid prices of our common stock, as reported by NASDAQ.com, for each quarter in 2012 and 2011:

Period				High	Low	Dividends
2011	—	1st	Quarter	$7.40	$4.97	$0.055
2011	—	2nd	Quarter	$7.60	$5.82	$0.055
2011	—	3rd	Quarter	$7.12	$5.10	$0.055
2011	—	4th	Quarter	$6.80	$5.29	$0.055
2012	—	1st	Quarter	$6.90	$5.15	$0.055
2012	—	2nd	Quarter	$7.54	$4.01	$0.055
2012	—	3rd	Quarter	$6.91	$5.09	$0.055
2012	—	4th	Quarter	$6.11	$4.82	$0.055

Our common stock has been traded since May 10, 1994. On February 15, 2013, the closing price for our common stock was $5.42, as reported by NASDAQ.com.

Holders. On February 15, 2013, there were approximately 342 holders of record. Most of our shareholders have their holdings in the street name of their broker/dealer.

Dividends. We pay a quarterly dividend of $0.055 per common share. While the Board of Directors intends to pay quarterly dividends, the Board will make the determination of the amount of future cash dividends, if any, to be declared and paid based on, among other things, the Company's financial condition, funds from operations, the level of its capital expenditures and its future business prospects. The Company is restricted by its debt agreements in its ability to pay dividends. We are required to pay dividends at an annual rate of 7.0% of the stated value on our outstanding Series C Redeemable Preferred Stock, payable quarterly. As a result, we have paid a quarterly dividend on the outstanding Series C Redeemable Preferred Stock of $86,000.

Equity Compensation Plan Information

The following table provides aggregate information as of December 31, 2012, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a)) (c)(1)
Equity Compensation Plans Approved by Security Holders	461,000	$6.62	397,000
Equity Compensation Plans Not Approved by Security Holders	None	None	None
Total	461,000	$6.62	397,000

(1)
Includes 30,000 shares available for issuance under the 2005 Long-Term Incentive Plan, 58,000 shares reserved for issuance under the Advocat Inc. 2008 Stock Purchase Plan for Key Personnel and 309,000 shares available for issuance under the 2010 Long-Term Incentive Plan. The 2010 Long-Term Incentive Plan was approved in 2010 and allows for the granting of options and stock appreciation rights for our common stock and is administered by the compensation committee of the Board.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The selected financial data of Advocat presented in the following table have been derived from our consolidated financial statements, and should be read in conjunction with the annual financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations. This selected financial data for all periods shown have been reclassified to present the effects of certain divestitures as discontinued operations.

	Year Ended December 31,
	2012	2011	2010	2009	2008
Statement of Operations Data		(in thousands, except per share amounts)
REVENUES:
Patient revenues, net	$308,072	$309,467	$285,594	$272,571	$259,633
EXPENSES:
Operating	242,591	239,674	225,469	216,110	204,589
Lease	23,930	22,939	22,600	21,791	21,331
Professional liability	11,964	10,466	5,140	7,891	1,448
General and administrative	24,419	25,589	19,680	17,926	17,973
Depreciation and amortization	7,043	6,365	5,614	5,241	4,868
Asset Impairment	—	344	—	—	—
	309,947	305,377	278,503	268,959	250,209
OPERATING INCOME (LOSS)	(1,875)	4,090	7,091	3,612	9,424
OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	—	—	—	191	(1,005)
Other income	—	—	—	549	—
Equity in net losses of investee	(280)	—	—	161	453
Interest expense, net	(2,809)	(2,355)	(1,632)	(1,877)	(2,870)
Debt retirement costs	—	(112)	(127)	—	—
	(3,089)	(2,467)	(1,759)	(976)	(3,422)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(4,964)	1,623	5,332	2,636	6,002
BENEFIT (PROVISION) FOR INCOME TAXES	1,747	(437)	(1,702)	(1,010)	(2,035)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(3,217)	1,186	3,630	1,626	3,967
DISCONTINUED OPERATIONS, net of taxes	297	181	219	975	1,768
NET INCOME (LOSS)	$(2,920)	$1,367	$3,849	$2,601	$5,735
INCOME (LOSS) PER COMMON SHARE:
Basic-
Continuing operations	$(0.63)	$0.15	$0.57	$0.27	$0.64
Discontinued operations	0.05	0.03	0.04	0.13	0.31
Net income (loss) per common share	$(0.58)	$0.18	$0.61	$0.40	$0.95
Diluted-
Continuing operations	$(0.63)	$0.14	$0.56	$0.22	$0.62
Discontinued operations	0.05	0.03	0.04	0.17	0.30
Net income (loss) per common share	$(0.58)	$0.17	$0.60	$0.39	$0.92
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.22	$0.22	$0.22	$0.15	$—
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	5,821	5,744	5,732	5,678	5,693
Diluted	5,821	5,906	5,854	5,797	5,887

	December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data	(in thousands)
Working capital	$15,663	$15,435	$16,228	$12,334	$10,885
Total assets	$114,963	$116,744	$105,596	$105,451	$107,339
Long-term debt and capitalized lease obligations, including current portion	$29,462	$29,899	$24,401	$24,829	$32,410
Preferred Stock - Series C (including unamortized premium)	$4,918	$4,918	$4,918	$6,192	$7,891
Total Shareholders' Equity of Advocat Inc.	$17,178	$21,315	$22,205	$19,693	$17,551
Total Shareholders' Equity	$18,751	$22,969	$22,205	$19,693	$17,551

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
Advocat Inc. provides long-term care services to nursing center patients in eight states, primarily in the Southeast and Southwest. Our centers provide a range of health care services to their patients and residents. In addition to the nursing, personal care and social services usually provided in long-term care centers, we offer a variety of comprehensive rehabilitation services as well as nutritional support services. As of December 31, 2012, our continuing operations consist of 48 nursing centers with 5,538 licensed nursing beds. We own eight and lease 40 of our nursing centers included in continuing operations. The nursing center and licensed nursing bed count includes 90 beds at our recently opened West Virginia nursing center. This new nursing center is licensed to operate by the state of West Virginia and obtained its Medicare and Medicaid certifications in the first quarter of 2012. During the certification process, the nursing center limited the number of patients it accepted. The nursing center and licensed nursing bed count also includes the 88-bed skilled nursing center for which we entered into a lease agreement in April 2012 in Clinton, Kentucky. We had limited its number of patients while it completed the Medicare certification process which was obtained in the fourth quarter of 2012. The Medicaid certification for the Clinton, Kentucky center was obtained in the first quarter of 2013. The nursing center and licensed nursing bed count also includes the recently leased 154-bed skilled nursing center in Louisville, Kentucky, which we have operated since September 24, 2012. Our continuing operations include centers in Alabama, Arkansas, Florida, Kentucky, Ohio, Tennessee, Texas and West Virginia.
As detailed further in our results of operations we have experienced a significant amount of expenses and start-up losses during 2012 at our two newly-opened centers. We expect both our newly-opened West Virginia nursing center and our newly leased Clinton, Kentucky, nursing center in the reopening phase to be accretive to earnings in 2013.

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

Effective September 1, 2012, we sold an owned skilled nursing center in Arkansas to an unrelated party and have reclassified the operations of this facility as discontinued operations for all periods presented in the accompanying consolidated financial statements. The operating margins and the long term-business prospects of the nursing center did not meet our strategic goals. This skilled nursing center contributed revenues of $3,463,000, $5,249,000, and $4,537,000 and net income (loss) of $171,000, $(249,000), and $4,537,000 during the twelve months ended December 31, 2012, 2011 and 2010, respectively.  The net income (loss) for the nursing center included in discontinued operations does not reflect any allocation of regional or corporate general and administrative expense or any allocation of corporate interest expense. We considered these additional costs along with the future prospects of this nursing center when determining the contribution of the skilled nursing center to our operations.

The gain on disposal, net of taxes, of $174,000 was primarily the amount of sales price in excess of the net carrying value of the fixed assets sold. The assets and liabilities of the disposed skilled nursing center have been reclassified and are segregated in the consolidated balance sheets as assets and liabilities of discontinued operations. The current asset amounts are primarily composed of net accounts receivable of $36,000 and $563,000 and the current liabilities are primarily composed of accrued payroll and employee benefits of $10,000 and $218,000 at December 31, 2012 and 2011, respectively. We expect to collect the balance of the accounts receivable and pay the remaining accrued payroll and trade payables in the ordinary course of business. We did not transfer the accounts receivable or liabilities to the new owner. In addition, the property, equipment and related accumulated depreciation of the sold skilled nursing center have been reclassified, resulting in a net reclassification of fixed assets of $3,467,000 at December 31, 2011. Along with the $1,053,000 in real estate we own in North Carolina, discontinued fixed assets totaled $1,053,000 and $4,520,000 at December 31, 2012 and 2011, respectively.
Strategic operating initiatives
During the third quarter of 2010, we identified several key strategic objectives to increase shareholder value through improved operations and business development. These strategic operating initiatives included: improving skilled mix in our nursing centers, improving our average Medicare rate, implementing Electronic Medical Records (“EMR”) to improve Medicaid capture, accelerating center renovations and completing strategic acquisitions. We have experienced success in these initiatives and expect to continue to build on these improvements. We describe each of these below as well as provide metrics for our most recent quarter versus the third quarter of 2010, the quarter before we embarked on our strategic operating initiatives.
Improving skilled mix and average Medicare rate:
Our strategic operating initiatives of improving our skilled mix and our average Medicare rate required investing in nursing and clinical care to treat more acute patients along with nursing center-based marketing representatives to attract these patients. These initiatives developed referral and Managed Care relationships that have attracted and are expected to continue to attract quality payor sources for patients covered by Medicare and Managed Care. A comparison of our most recent quarter versus the third quarter of 2010, the quarter before we embarked on our strategic operating initiatives, reflects our success with these strategic operating initiatives:

	Three Months Ended
	December 31, 2012	September 30, 2010
As a percent of total census:
Medicare census	12.8%	12.7%
Managed Care census	2.5%	1.1%
Total skilled mix census	15.3%	13.8%
As a percent of total revenues:
Medicare revenues	29.2%	29.8%
Managed Care revenues	4.9%	2.5%
Total skilled mix revenues	34.1%	32.3%
Medicare average rate per day:	$423.37	$389.63
Implementing Electronic Medical Records to improve Medicaid capture:
As another part of our strategic operating initiatives, we implemented EMR to improve Medicaid revenue capture, primarily in our states where the Medicaid payments are acuity based. We completed the implementation of Electronic Medical Records in all our nursing centers in December 2011, on time and under budget, and since implementation have increased our average Medicaid rate despite rate cuts in certain acuity based states. A comparison of our most recent quarter versus the third quarter of 2010 reflects our success with increasing our average Medicaid rate per day:

	Three Months Ended
	December 31, 2012	September 30, 2010
Medicaid average rate per day:	$159.50	$148.18

Accelerating center renovations:
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

	December 31, 2012	September 30, 2010
Renovated nursing centers	17	14
Amounts expended on renovations (in millions)	$25.8	$20.9
Completing strategic acquisitions:
Our strategic operating initiatives include a renewed focus on completing strategic acquisitions. We continue to pursue and investigate opportunities to acquire, lease or develop new facilities, focusing primarily on opportunities within our existing areas of operation. We expect to announce additional development projects in the near future. We have added two skilled nursing centers in Kentucky and one in West Virginia. As part of our strategic process we disposed of an owned building in Arkansas. As detailed further in our results of operations we have experienced a significant amount of expenses related to start-up activities during 2012 at two of our newly-opened centers. We expect both our newly-opened West Virginia nursing center and our newly leased Clinton, Kentucky, nursing center in the reopening phase to be accretive to earnings in 2013. A comparison of our current nursing center and bed count, versus the third quarter of 2010, the quarter before we embarked on our strategic operating initiatives, reflects our success with strategic acquisitions:

	December 31, 2012	September 30, 2010
Nursing centers	48	45
Licensed nursing beds	5,538	5,234
We are incurring expenses and start-up losses in connection with these initiatives, as described more fully in “Results of Operations.” These investments in business initiatives have increased our operating expenses during 2012 and 2011 as well as the latter portion of 2010. While we expect to see additional start-up losses, we also expect our investments to create additional revenue and improved profitability over the next several quarters.

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

Selected Financial and Operating Data

The following table summarizes the Advocat statements of continuing operations for the years ended December 31, 2012, 2011 and 2010, and sets forth this data as a percentage of revenues for the same years:

	Year Ended December 31,
	(Dollars in thousands)
	2012		2011		2010
Revenues:
Patient revenues, net	$308,072	100.0%	$309,467	100.0%	$285,594	100.0%
Expenses:
Operating	242,591	78.7%	239,674	77.4%	225,469	78.9%
Lease	23,930	7.8%	22,939	7.4%	22,600	7.9%
Professional liability	11,964	3.9%	10,466	3.4%	5,140	1.8%
General & administrative	24,419	7.9%	25,589	8.3%	19,680	6.9%
Depreciation and amortization	7,043	2.3%	6,365	2.1%	5,614	2%
Asset impairment	—	—%	344	0.1%	—	—%
	309,947	100.6%	305,377	98.7%	278,503	97.5%
Operating income (loss)	(1,875)	(0.6)%	4,090	1.3%	7,091	2.5%
Other income (expense):
Equity in net losses of investee	(280)	(0.1)%	—	—%	—	—%
Interest expense, net	(2,809)	(0.9)%	(2,355)	(0.8)%	(1,632)	(0.6)%
Debt retirement costs	—	—%	(112)	—%	(127)	—%
	(3,089)	(1.0)%	(2,467)	(0.8)%	(1,759)	(0.6)%
Income (loss) from continuing operations before income taxes	(4,964)	(1.6)%	1,623	0.5%	5,332	1.9%
Benefit (provision) for income taxes	1,747	0.6%	(437)	(0.1)%	(1,702)	(0.6)%
Income (loss) from continuing operations	$(3,217)	(1.0)%	$1,186	0.4%	$3,630	1.3%

The following table presents data about the facilities we operated as part of our continuing operations as of the dates:

	December 31,
	2012	2011	2010
Licensed Nursing Center Beds:
Owned	806	806	806
Leased	4,732	4,509	4,528
Total	5,538	5,315	5,334
Facilities:
Owned	8	8	8
Leased	40	38	37
Total	48	46	45

Critical Accounting Policies and Judgments

A “critical accounting policy” is one which is both important to the understanding of our financial condition and results of operations and requires management's most difficult, subjective or complex judgments, often of the need to make estimates about the effect of matters that are inherently uncertain. Actual results could differ from those estimates and cause our reported net income (loss) to vary significantly from period to period. Our accounting policies that fit this definition include the following:
Revenues
Patient Revenues, net
The fees we charge patients in our nursing centers are recorded on an accrual basis. These rates are contractually adjusted with respect to individuals receiving benefits under federal and state-funded programs and other third-party payors. Our net revenues are derived substantially from Medicare, Medicaid and other government programs (approximately 83.0%,

83.9% and 84.0% for 2012, 2011, and 2010, respectively). Medicare intermediaries make retroactive adjustments based on changes in allowed claims. In addition, certain of the states in which we operate require complicated detailed cost reports which are subject to review and adjustments. In the opinion of management, adequate provision has been made for adjustments that may result from such reviews. Retroactive adjustments, if any, are recorded when objectively determinable, generally within three years of the close of a reimbursement year depending upon the timing of appeals and third-party settlement reviews or audits.

Allowance for Doubtful Accounts
We evaluate the collectibility of our accounts receivable by reviewing current aging summaries of accounts receivable, historical collections data and other factors. As a percentage of revenue, our provision for doubtful accounts was approximately 1.2%, 0.7%, and 0.7% for 2012, 2011 and 2010, respectively. Historical bad debts have generally resulted from uncollectible private pay balances, some uncollectible coinsurance and deductibles and other factors. Receivables that are deemed to be uncollectible are written off.

Professional Liability and Other Self-Insurance Reserves
Accrual for Professional and General Liability Claims
For claims made after March 9, 2001, we have purchased professional liability insurance coverage for our nursing centers that, based on historical claims experience, is likely to be substantially less than the amount required to satisfy claims that were incurred. We have essentially exhausted all of our general and professional liability insurance coverage for claims first asserted prior to July 1, 2011.
Currently, our nursing centers are covered by one of three professional liability insurance policies. Our nursing centers in Arkansas, most of Kentucky, Tennessee, and two centers in West Virginia are covered by an insurance policy with coverage limits of $500,000 per medical incident and total annual aggregate policy limits of $1,000,000. This policy provides the only commercially affordable insurance coverage available for claims made during this period against these nursing centers. Our nursing centers in Alabama, Florida, Ohio, Texas, two centers in Kentucky, and our new center in West Virginia are covered by an insurance policy with coverage limits of $1.0 million per medical incident, subject to a deductible of $0.5 million per claim, with a total annual aggregate policy limit of $15.0 million and a sublimit per center of $3.0 million.
Because our actual liability for existing and anticipated professional liability and general liability claims will exceed our limited insurance coverage, we have recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $22.7 million as of December 31, 2012, including $1.5 million for settlements that are expected to be paid in 2013, estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, and estimates of related legal costs incurred and expected to be incurred. All losses are projected on an undiscounted basis.
The Company evaluates the adequacy of this liability on a quarterly basis. Semi-annually, the Company retains a third-party actuarial firm to assist in the evaluation of this reserve. Merlinos & Associates, Inc. (“Merlinos”) assisted management in the preparation of the most recent estimate of the appropriate accrual for the current claims period and for incurred but not reported general and professional liability claims based on data furnished as of November 30. Merlinos primarily utilizes historical data regarding the frequency and cost of the Company's past claims over a multi-year period, industry data and information regarding the number of occupied beds to develop its estimates of the Company's ultimate professional liability cost for current periods. The Actuarial Division of Willis of Tennessee, Inc. assisted the Company with all estimates prior to May 2012.
On a quarterly basis, we obtain reports of asserted claims and lawsuits from our insurers and a third party claims administrator. These reports contain information relevant to the liability actually incurred to date with that claim as well as the third-party administrator's estimate of the anticipated total cost of the claim. This information is reviewed by us quarterly and provided to the actuary semi-annually. We use this information to determine the timing of claims reporting and the development of reserves, and compare the information obtained to our previously recorded estimates of liability. Based on the actual claim information obtained, the semi-annual estimates received from the actuary and on estimates regarding the number and cost of additional claims anticipated in the future, the reserve estimate for a particular period may be revised upward or downward on a quarterly basis. Final determination of our actual liability for claims incurred in any given period is a process that takes years.

The Company's cash expenditures for self-insured professional liability costs were $7.6 million, $7.8 million and $5.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.
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

Professional liability costs are material to our financial position, and changes in estimates, as well as differences between estimates and the ultimate amount of loss, may cause a material fluctuation in our reported results of operations. Our professional liability expense was $12.0 million, $10.5 million and $5.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. These amounts are material in relation to our reported income (loss) from continuing operations for the related periods of $(3.2) million, $1.2 million and $3.6 million, respectively. The total liability recorded at December 31, 2012 was $22.7 million, compared to current assets of $46.9 million and total assets of $115.0 million.

Accrual for Other Self-Insured Claims
With respect to workers' compensation insurance, substantially all of our employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. We are completely self-insured for workers' compensation exposures prior to May 1997. We have been and remain a non-subscriber to the Texas workers' compensation system and are, therefore, completely self-insured for employee injuries with respect to our Texas operations. From June 30, 2003 until June 30, 2007, our workers' compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. For the period from July 1, 2008 through June 30, 2013, we are covered by a prefunded deductible policy. Under this policy, we are self-insured for the first $500,000 per claim, subject to an aggregate maximum of $3,000,000. We fund a loss fund account with the insurer to pay for claims below the deductible. We account for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred.

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

Asset Impairment

We evaluate our property, equipment and other long-lived assets on a quarterly basis to determine if facts and circumstances suggest that the assets may be impaired or that the estimated depreciable life of the asset may need to be changed for significant physical changes in the property, or significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows or fair values of the property. The need to recognize impairment is based on estimated undiscounted future cash flows from a property compared to the carrying value of that property. If recognition of impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property. Our asset impairment analysis is consistent with the fair value measurements described in the accounting guidance for “Fair Value Measurements and Disclosures.”

On July 29, 2011, the Centers for Medicare & Medicaid Services ("CMS") issued its final rule for skilled nursing facilities effective October 1, 2011, reducing Medicare reimbursement rates for skilled nursing facilities by 11.1% and also making changes to rehabilitation therapy regulations. This final rule has had a negative effect on our revenue in Medicare's fiscal year ended September 30, 2012 as compared to Medicare's fiscal year ended September 30, 2011. As a result of this negative impact, we determined that the carrying value of the long-lived assets of one of our leased nursing centers exceeded the fair value. As a result, we recorded a fixed asset impairment charge during 2011 of $0.3 million to reduce the carrying value of these assets.

In 2010, we recorded an impairment of approximately $0.4 million related to land held as discontinued operations. No impairment of long lived assets was recognized in 2012. If our estimates or assumptions with respect to a property change in the future, we may be required to record additional impairment charges for our assets.

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

Stock-Based Compensation

We recognize compensation cost for all share-based payments granted after January 1, 2006, on a straight-line basis over the vesting period. We calculated the recognized and unrecognized stock-based compensation using the Black-Scholes-Merton option valuation method, which requires us to use certain key assumptions to develop the fair value estimates. These key assumptions include expected volatility, risk-free interest rate, expected dividends and expected term. During the years ended December 31, 2012, 2011 and 2010, we recorded charges of approximately $0.6 million, $0.5 million and $0.6 million in stock-based compensation, respectively. Stock-based compensation expense is a non-cash expense and such amounts are included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees.

Income Taxes

We determine deferred tax assets and liabilities based upon differences between financial reporting and tax bases of assets and liabilities and measure them using the enacted tax laws that will be in effect when the differences are expected to reverse. We maintain a valuation allowance of approximately $0.9 million to reduce the deferred tax assets to amounts we believe can be realized on a more likely than not basis in accordance with generally accepted accounting principles. In future periods, we will continue to assess the need for and adequacy of the remaining valuation allowance. We follow the relevant guidance found in the FASB codification, ASC 740: Accounting for Uncertainty in Income Taxes. The guidance provides information and procedures for financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.

Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of December 31, 2012, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	After 5 Years
Long-term debt obligations (1)	$35,395	$3,357	$5,595	$26,443	$—
Settlement obligations (2)	1,483	1,483	—	—	—
Series C Preferred Stock (3)	4,918	4,918	—	—	—
Elimination of Preferred Stock Conversion feature (4)	3,949	687	1,374	1,374	514
Operating leases (5)	580,787	25,685	52,743	54,954	447,405
Required capital expenditures under operating leases (6)	17,751	274	547	547	16,383
Total	$644,283	$36,404	$60,259	$83,318	$464,302

(1)	Long-term debt obligations include scheduled future payments of principal and interest of long-term debt and amounts outstanding on our capital lease obligations.

(2)
Settlement obligations relate to professional liability cases that are expected to be paid within the next twelve months. The professional liabilities are included in our current portion of self-insurance reserves.

(3)	Series C Preferred Stock equals the redemption value at the preferred shareholder’s earliest optional redemption date.

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
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to two times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change of control of the Company (as defined). The maximum contingent liability under these agreements is approximately $1.0 million as of December 31, 2012. The terms of such agreements are for one year and automatically renew for one year if not terminated by us or the employee. In addition, upon the occurrence of any triggering event, those certain members of management may elect to require that we purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of our common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of our common stock on December 31, 2012, there is no contingent liability for the repurchase of the equity grants. No amounts have been accrued for these contingent liabilities.
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

The following table sets forth net patient revenues related to our continuing operations by payor source for the periods presented (dollar amounts in thousands):

	Year Ended December 31,
	2012		2011		2010
Medicaid	$160,876	52.2%	$152,837	49.4%	$152,453	53.4%
Medicare	94,802	30.8%	106,717	34.5%	87,335	30.6%
Managed Care	14,348	4.7%	12,684	4.1%	8,523	3.0%
Private Pay and other	38,046	12.3%	37,229	12.0%	37,283	13.0%
Total	$308,072	100.0%	$309,467	100.0%	$285,594	100.0%

The following table sets forth average daily skilled nursing census by payor source for our continuing operations for the periods presented:

	Year Ended December 31,
	2012		2011		2010
Medicaid	2,794	68.4%	2,745	67.5%	2,838	68.8%
Medicare	548	13.4%	579	14.2%	532	12.9%
Managed Care	96	2.3%	82	2.0%	58	1.4%
Private Pay and other	648	15.9%	662	16.3%	699	16.9%
Total	4,086	100.0%	4,068	100.0%	4,127	100.0%

Consistent with the nursing center industry in general, changes in the mix of a nursing center's patient population among Medicaid, Medicare, Managed Care and private pay can significantly affect the profitability of the center's operations.

Results of Operations

As discussed in the overview at the beginning of Management's Discussion and Analysis of Financial Condition and Results of Operations, we have completed certain divestitures, acquisitions and entered a new lease agreement. We have reclassified our Consolidated Financial Statements to present certain divestitures as discontinued operations for all periods presented.

(in thousands)	Year Ended December 31,
	2012	2011	Change	%
PATIENT REVENUES, net	$308,072	$309,467	$(1,395)	(0.5)%
EXPENSES:
Operating	242,591	239,674	2,917	1.2%
Lease	23,930	22,939	991	4.3%
Professional liability	11,964	10,466	1,498	14.3%
General and administrative	24,419	25,589	(1,170)	(4.6)%
Depreciation and amortization	7,043	6,365	678	10.7%
Asset impairment	—	344	(344)	(100.0)%
Total expenses	309,947	305,377	4,570	1.5%
OPERATING INCOME (LOSS)	(1,875)	4,090	(5,965)	(145.8)%
OTHER INCOME (EXPENSE):
Equity in net losses of investee	(280)	—	(280)	—%
Interest expense, net	(2,809)	(2,355)	(454)	19.3%
Debt retirement costs	—	(112)	112	(100.0)%
	(3,089)	(2,467)	(622)	25.2%
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(4,964)	1,623	(6,587)	—%
BENEFIT (PROVISION) FOR INCOME TAXES	1,747	(437)	2,184	—%
INCOME (LOSS) FROM CONTINUING OPERATIONS	$(3,217)	$1,186	$(4,403)	(371.2)%

(in thousands)	Year Ended December 31,
	2011	2010	Change	%
PATIENT REVENUES, net	$309,467	$285,594	$23,873	8.4%
EXPENSES:
Operating	239,674	225,469	14,205	6.3%
Lease	22,939	22,600	339	1.5%
Professional liability	10,466	5,140	5,326	103.6%
General and administrative	25,589	19,680	5,909	30%
Depreciation and amortization	6,365	5,614	751	13.4%
Asset impairment	344	—	344	—%
Total expenses	305,377	278,503	26,874	9.6%
OPERATING INCOME	4,090	7,091	(3,001)	(42.3)%
OTHER INCOME (EXPENSE):
Equity in net losses of investee	0	0	0	—%
Interest expense, net	(2,355)	(1,632)	(723)	44.3%
Debt retirement costs	(112)	(127)	15	(11.8)%
	(2,467)	(1,759)	(708)	40.3%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,623	5,332	(3,709)	(69.6)%
PROVISION FOR INCOME TAXES	(437)	(1,702)	1,265	(74.3)%
INCOME FROM CONTINUING OPERATIONS	$1,186	$3,630	$(2,444)	(67.3)%

Year Ended December 31, 2012 Compared With Year Ended December 31, 2011
Patient Revenues
Patient revenues were $308.1 million in 2012 and $309.5 million in 2011. This decrease in revenue is primarily attributable to the 11.1% cut to Medicare rates implemented by CMS on October 1, 2011. Our newly-opened West Virginia nursing center has received its license to operate, and obtained its Medicare and Medicaid certifications in the first quarter of 2012. The new 90-bed nursing center contributed $2.8 million in revenue as it continues to develop its total census and Medicare and Managed Care census. The newly leased 88-bed skilled nursing center in Clinton, Kentucky generated revenues of $0.2 million since operations began in April 2012. The recently leased 154-bed skilled nursing center in Louisville, Kentucky contributed $2.6 million in revenue since operations began in September 2012. Both newly leased centers completed the Medicare certification process in the fourth quarter of 2012 and the Medicaid certification process in the first quarter of 2013.

The following table summarizes key revenue and census statistics for continuing operations for each period:

	Year Ended December 31,
	2012		2011
Skilled nursing occupancy	77.2%	(1)	77.8%
As a percent of total census:
Medicare census	13.4%		14.2%
Managed Care census	2.3%		2.0%
As a percent of total revenues:
Medicare revenues	52.2%		49.4%
Medicaid revenues	30.8%		34.5%
Managed Care revenues	4.7%		4.1%
Average rate per day:
Medicare	$417.97		$453.33
Medicaid	$157.92		$152.24
Managed Care	$375.57		$403.18

(1)
Skilled nursing occupancy excludes our recently opened and leased West Virginia, Clinton, Kentucky and Louisville, Kentucky nursing centers. The two newly-opened nursing centers in West Virginia and Clinton, Kentucky are licensed to operate and are in the process of growing their occupancy as a percentage of licensed beds.

The average Medicaid rate per patient day for 2012 increased 3.7% compared to 2011, resulting in an increase in revenue of $5.8 million. This average rate per day for Medicaid patients is the result of rate increases in certain states and increasing patient acuity levels. The average Medicare rate per patient day for 2012 decreased 7.8% compared to 2011, resulting in a decrease in revenue of $7.1 million. This decrease is primarily attributable to the October 1, 2011 CMS implemented Medicare rate decrease of 11.1% offset by investments we have made to improve our skilled care offerings. The decrease is further offset by the new Medicare rates issued by CMS at October 1, 2012 that are expected to increase rates by 1.8%.
Our total average daily census increased by approximately 0.4% compared to 2011. We continue to see changes in the Medicaid programs that expand the role of home-based and community services which places downward pressure on our sustaining population of Medicaid residents. Our Medicare average daily census for 2012 decreased 5.4% compared to 2011, resulting in a decrease in revenue of $4.9 million. Managed Care average daily census increased 17.1% for a $2.1 million increase in revenue, the Managed Care rate per patient day decreased 6.8% for a $1.0 million decrease in revenue.
Operating expense
We have experienced a significant amount of expenses related to start-up activities during 2012 at our newly-opened centers in West Virginia and Clinton, Kentucky and newly leased center in Louisville, Kentucky. We expect these centers to be accretive to earnings in 2013. Our newly-opened West Virginia nursing center contributed $3.1 million in start-up and additional operating expenses over the $0.3 million we experienced in 2011. Our Clinton, Kentucky nursing center in the reopening phase contributed $1.0 million in additional operating costs. The recently leased 154-bed skilled nursing center in Louisville, Kentucky incurred $2.1 million in additional operating costs in the approximately three months we have operated it.
Operating expense increased to $242.6 million in 2012 from $239.7 million in 2011, driven primarily by the $5.8 million increase in operating costs at the three recently added nursing centers, but offset by reductions in wage costs. Operating expense increased to 78.7% of revenue in 2012, compared to 77.4% of revenue in 2011 due significantly to the decrease in Medicare rates.
The largest component of operating expenses is wages, which even with the addition of the new centers described above, slightly decreased to $149.7 million in 2012 from $149.9 million in 2011, an decrease of $0.2 million, or 0.1%. We continued to see improvements in our labor costs as we adjust to lower Medicare rates and lower Medicare average daily census. Merit and inflationary raises for personnel were approximately 4.0% for the year.
Employee health insurance costs were approximately $0.2 million lower in 2012 compared to 2011. The Company is self-insured for the first $175,000 in claims per employee each year. Employee health insurance costs can vary significantly from year to year, and we continually evaluate the provisions of these plans.

Workers compensation insurance expense decreased approximately $0.3 million in 2012 compared to 2011. The decrease is the result of better claims experience in 2012 compared to 2011.
Ancillary expenses were $0.7 million lower in 2012 compared to 2011 due to lowering equipment costs through purchasing certain types of equipment that had been leased previously, lower census and our cost savings initiatives implemented in 2011 and 2012.
Bad debt expense increased approximately $1.4 million in 2012 compared to 2011 driven significantly by the growth in Medicaid patients undergoing the initial qualification process. Provider taxes increased $1.5 million primarily as a result of Alabama’s provider tax increase.
Lease expense
Lease expense increased to $23.9 million in 2012 from $22.9 million in 2011. The increase in lease expense was rent for lessor- funded property renovations and $0.5 million in combined lease expense for the newly leased nursing centers in Louisville and Clinton, Kentucky.
Professional liability
Professional liability expense was $12.0 million in 2012 compared to $10.5 million in 2011, an increase of $1.5 million. We were engaged in 49 professional liability lawsuits as of December 31, 2012, compared to 38 as of December 31, 2011. Our cash expenditures for professional liability costs of continuing operations were $7.6 million and $7.8 million for 2012 and 2011, respectively. Professional liability expense and cash expenditures fluctuate from year to year based respectively on the results of our third-party professional liability actuarial studies and on the costs incurred in defending and settling existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.

General and administrative expense
General and administrative expenses were approximately $24.4 million in 2012 compared to $25.6 million in 2011, an improvement of $1.2 million. The significant improvement relates to a decrease in performance-based incentive expense of $0.9 million and a decrease of approximately $0.5 million in severance and nonrecurring general and administrative costs. We experienced a $0.7 million decrease in implementation costs of Electronic Medical Records and lower travel costs of $0.2 million. These decreases were offset by a $0.5 million increase in consulting and legal expenses related to our acquisition efforts and other legal costs of $0.1 million in 2012 .
Depreciation and amortization
Depreciation and amortization expense was approximately $7.0 million in 2012 and $6.4 million in 2011. The increase in 2012 is primarily due to depreciation and amortization expenses related to capital expenditures for additions to property and equipment, including equipment related to our EMR initiative. Our newly-opened West Virginia nursing center contributed $0.3 million in depreciation and amortization.
Asset impairment
During the third quarter of 2011, we determined that the carrying value of the long-lived assets of one of our leased nursing centers exceeded the fair value. As a result, we recorded a fixed asset impairment charge of $0.3 million to reduce the carrying value of these assets.
Interest expense, net
Interest expense has increased to $2.8 million in 2012 compared to $2.4 million in 2011. The interest expense related to the new nursing center in West Virginia was responsible for $0.4 million of our 2012 interest expense increase.
Income (loss) from continuing operations before income taxes; income (loss) from continuing operations per common share
As a result of the above, continuing operations reported income (loss) before income taxes of $(5.0) million and $1.6 million in 2012 and 2011, respectively. The benefit for income taxes was $1.7 million in 2012, an effective rate of 35.2% and a provision of $(0.4) million in 2011, an effective rate of 26.9%. The basic and diluted income (loss) per common share from continuing operations were both $(0.63) in 2012 compared to $0.15 and $0.14, respectively, in 2011.

Year Ended December 31, 2011 Compared With Year Ended December 31, 2010
Patient Revenues
Patient revenues were $309.5 million in 2011 and $285.6 million in 2010, an increase of $23.9 million, or 8.4%.

The following table summarizes key revenue and census statistics for continuing operations for each period:

	Year Ended December 31,
	2011	2010
Skilled nursing occupancy	77.8%	78.8%
As a percent of total census:
Medicare census	14.2%	12.9%
Managed Care census	2.0%	1.4%
As a percent of total revenues:
Medicare revenues	34.5%	30.6%
Medicaid revenues	49.4%	53.4%
Managed Care revenues	4.1%	3.0%
Average rate per day:
Medicare	$453.33	$404.94
Medicaid	$152.24	$146.80
Managed Care	$403.18	$386.12

The average Medicare rate per patient day for 2011 increased 11.9% compared to 2010, resulting in an increase in revenue of $10.2 million. This increase is primarily attributable to the investments we have made to improve our skilled care offerings and rate changes enacted by CMS. On October 1, 2010, CMS implemented RUG IV in connection with the MDS 3.0 patient assessment tool. RUG IV expanded RUG categories to 66 from 53 under RUG III. Also on October 1, 2010, CMS implemented a Medicare rate increase of 1.7% for the annual SNF market basket adjustment. The combined effect of these rate changes, together with changes in patient acuity levels, increased revenue by $11.9 million in the first nine months of 2011. Partially offsetting these increases was a rate decrease of 11.1% effective October 1, 2011, resulting in a net increase of $10.2 million for 2011.

An increase in Medicare census contributed approximately $7.1 million to the total revenue increase. Medicare average daily census increased 12.9% to 579 in 2011 from 532 in 2010. We experienced an increase of $2.0 million in revenue delivery to our Medicare B patients in 2011 compared to 2010.

Medicaid rates and census contributed approximately $0.4 of the total revenue increase. The average Medicaid rate per patient day for 2011 increased 3.7% compared to 2010, resulting in an increase in revenue of $5.4 million. This average rate per day for Medicaid patients is the result of rate increases in certain states, partially funded by increased provider taxes, and increasing patient acuity levels. Medicaid average daily census was 3.3% lower in 2011, decreasing revenue by $5.0 million in 2011. The decrease in Medicaid census reflects our focus on improving our skilled mix.

Managed Care rates and census contributed approximately $3.8 of the total revenue increase, primarily due to an increase in Managed Care average daily census of 41.4%.
Operating expense

Operating expense increased to $239.7 million in 2011 from $225.5 million in 2010, an increase of $14.2 million, or 6.3%. The increase in operating expense is primarily attributable to cost increases associated with our increased revenue as well as investment in our operating initiatives focused on improving our skilled mix and occupancy. As a result of the significant increase in revenues, operating expense decreased to 77.4% of revenue in 2011, compared to 78.9% of revenue in 2010.

The largest component of operating expenses is wages, which increased to $149.9 million in 2011 from $139.8 million in 2010, an increase of $10.1 million, or 7.2%. The increase in wages was primarily due to labor costs associated with the 12.0% increase in Medicare and Managed Care patients, competitive labor markets in most of the areas in which we operate and regular merit and inflationary raises for personnel (increase of approximately 3.7% for the year). In accordance with our strategic initiatives to increase our high acuity patient care capabilities and grow our skilled mix and occupancy, we have added additional registered nurses and therapists to attract and serve the needs of these patients, including approximately $4.1 million in therapy staffing costs, $2.1 million in nursing center staffing costs to improve our ability to market and care for high acuity patients and $0.7 million for increased wages that resulted from the transition to the new MDS 3.0 patient assessment tool in our facilities.

Provider taxes increased approximately $0.5 million in 2011, primarily due to increases in tax rates and higher census in certain states in which we operate.

Workers compensation insurance expense increased approximately $0.8 million in 2011 compared to 2010. The increase is the result of better claims experience in 2010 compared to 2011.

Employee health insurance costs were approximately $1.4 million lower in 2011 compared to 2010, a decrease of 19.7%. The Company is self-insured for the first $175,000.0 in claims per employee each year, and we experienced a lower level of claims costs during 2011. Employee health insurance costs can vary significantly from year to year, and we continually evaluate the provisions of these plans.

The remaining increases in operating expense are primarily due to the effects of the increase in patient census.
Lease expense
Lease expense increased to $22.9 million in 2011 from $22.6 million in 2010. The primary reason for the increase in lease expense was rent for lessor-funded property renovations.
Professional liability
Professional liability expense was $10.5 million in 2011 and $5.1 million 2010. We were engaged in 38 professional liability lawsuits as of December 31, 2011, compared to 32 as of December 31, 2010. Our cash expenditures for professional liability costs of continuing operations were $7.8 million and $5.1 million for 2011 and 2010, respectively. Professional liability expense and cash expenditures fluctuate from year to year based respectively on the results of our third-party professional liability actuarial studies and on the costs incurred in defending and settling existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.
General and administrative expense
General and administrative expenses were approximately $25.6 million in 2011 compared to $19.7 million in 2010, an increase of $5.9 million, or 30.0%. Costs of our strategic initiatives accounted for approximately $3.3 million, including compensation costs related to new positions of approximately $2.3 million, and cost increases totaling $1.0 million related to the continued implementation of electronic medical records, increased travel costs of $0.3 million, consulting services and hiring and relocation costs. Performance-based incentive expense was $0.4 million higher in 2011. We also experienced an increase of approximately $1.0 million in severance costs and $0.6 million increase in legal costs during 2011.
Depreciation and amortization
Depreciation and amortization expense was approximately $6.4 million in 2011 and $5.6 million in 2010. The increase in 2011 is primarily due to depreciation and amortization expenses related to capital expenditures for additions to property and equipment, including equipment related to our EMR initiative.
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

Income (loss) from continuing operations before income taxes; income (loss) from continuing operations per common share

As a result of the above, continuing operations reported income before income taxes of $1.6 million and $5.3 million in 2011 and 2010, respectively. The provision for income taxes was $0.4 million in 2011, an effective rate of 26.9% and $1.7 million in 2010, an effective rate of 31.9%. The basic and diluted income per common share from continuing operations were $0.15 and $0.14 in 2011 compared to $0.57 and $0.56, respectively, in 2010.

Liquidity and Capital Resources
Liquidity
Our primary source of liquidity is the net cash flow provided by the operating activities of our facilities. We believe that these internally generated cash flows will be adequate to service existing debt obligations, fund required capital expenditures as well as provide cash flows for investing opportunities. In determining priorities for our cash flow, we evaluate alternatives available to us and select the ones that we believe will most benefit us over the long term. Options for our cash include, but are not limited to, capital improvements, dividends, purchase of additional shares of our common stock, acquisitions, payment of existing debt obligations, preferred stock redemptions as well as initiatives to improve nursing center performance. We review these potential uses and align them to our cash flows with a goal of achieving long-term success.
Net cash provided by operating activities of continuing operations totaled $3.0 million, $8.7 million and $8.6 million in 2012, 2011, and 2010, respectively. Operating activities of discontinued operations provided cash of $0.6 million, $1.3 million and $1.4 million in 2012, 2011 and 2010, respectively.
Our cash expenditures related to professional liability claims of continuing operations were $7.6 million, $7.8 million and $5.1 million for 2012, 2011 and 2010, respectively. Although we work diligently to limit the cash required to settle and defend professional liability claims, a significant judgment entered against us in one or more legal actions could have a material adverse impact on our cash flows and could result in our being unable to meet all of our cash needs as they become due.
Investing activities of continuing operations used cash of $4.8 million, $14.5 million and $6.3 million in 2012, 2011 and 2010, respectively. These amounts primarily represent cash used for purchases of property and equipment. We have used between $4.9 million and $13.5 million for capital expenditures of continuing operations in each of the three calendar years ended December 31, 2012. Purchases of property include $0.1 million and $5.8 million during 2012 and 2011, respectively, for assets added by the entity that constructed the West Virginia nursing center that we are consolidating. We used $0.8 million in restricted cash to fund capital improvements at the four owned nursing centers that secure the mortgage loan during 2012 and saw a net increase in these restricted funds of $1.0 million during 2011 when the funds were borrowed. Investing activities include a net investment in a unconsolidated joint venture partnership of $0.4 million. Investing activities of discontinued operations for 2012 consists of proceeds from the sale of a skilled nursing facility in Arkansas for $3.6 million.
Financing activities of continuing operations provided cash of $2.2 million in 2011 and used cash of $3.2 million and $3.4 million in 2012 and 2010, respectively. Financing activities in 2012 reflect debt of $0.6 million that was added by the entity that owns the West Virginia nursing center that we are consolidating as well as payment of existing debt obligations and capitalized leases of $1.4 million. Net cash used in 2011 primarily resulted from payment and refinancing of existing mortgage obligations of $20.6 million and paying $0.8 million in financing costs in connection with the new mortgage loan under which we borrowed $23.0 million, including approximately $2.4 million to fund capital improvements at our owned centers. During 2011, we also paid the remaining $3.5 million balance on our revolving line of credit. Increased debt for 2011 also reflects $5.2 million that was added by the entity constructing the West Virginia facility that we were consolidating as well as the proceeds of a $1.3 million sale leaseback transaction for certain equipment purchased for the implementation of EMR in our nursing centers. Cash used in 2010 primarily resulted from the payment of existing debt obligations of $4.3 million and $0.5 million of financing costs in connection with the revolving line of credit under which we borrowed $3.5 million. Financing activities reflect $1.6 million in common stock and preferred stock dividends in 2012 and 2011 and $1.5 million in 2010.

Dividends
On February 28, 2013, the Board of Directors declared a quarterly dividend on common shares of $0.055 per share. While the Board of Directors intends to pay quarterly dividends, the Board will make the determination of the amount of future cash dividends, if any, to be declared and paid based on, among other things, the Company’s financial condition, funds from operations, the level of its capital expenditures and its future business prospects and opportunities. The Company is restricted by its debt agreements in its ability to pay dividends.
Redeemable Preferred Stock
At December 31, 2012, we have outstanding 5,000 shares of Series C Redeemable Preferred Stock (“Preferred Stock”) that has a stated value of approximately $4.9 million which pays an annual dividend rate of 7% of its stated value. Dividends on the Preferred Stock are paid quarterly in cash. The Preferred Stock was issued to Omega in 2006 and is not convertible, but has been redeemable at its stated value at Omega’s option since September 30, 2010, and since September 30, 2007, has been redeemable at its stated value at our option. Redemption under our option or Omega’s is subject to certain limitations. We believe we have adequate resources to redeem the Preferred Stock if Omega were to elect to redeem it.

Professional Liability
We have professional liability insurance coverage for our nursing centers that, based on historical claims experience, is likely to be substantially less than the amount required to satisfy claims that were incurred. We have essentially exhausted all of our general and professional liability insurance coverage for claims first asserted prior to July 1, 2011.
Currently, our nursing centers are covered by one of three types of professional liability insurance policies. Our nursing centers in Arkansas, Tennessee, all but two facilities in Kentucky and two centers in West Virginia are covered by an insurance policy with coverage limits of $0.5 million per medical incident and total annual aggregate policy limits of $1.0 million. This policy provides the only commercially affordable insurance coverage available for claims made during this period against these nursing centers. Our nursing centers in Alabama, Florida, Ohio, Texas, two centers in Kentucky and one center in West Virginia are covered by an insurance policy with coverage limits of $1.0 million per medical incident, subject to a deductible of $0.5 million per claim, with a total annual aggregate policy limit of $15.0 million and a sublimit per center of $3.0 million.
As of December 31, 2012, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred but unreported claims of $22.7 million. Our calculation of this estimated liability is based on an assumption that the Company will not incur a severely adverse judgment with respect to any asserted claim; however, a significant judgment could be entered against us in one or more of these legal actions, and such a judgment could have a material adverse impact on our financial position and cash flows.
Capital Resources
As of December 31, 2012, we had $29.5 million of outstanding long-term debt and capital lease obligations. The $29.5 million total includes $1.5 million in capital lease obligations and $5.7 million in a note payable for the nursing center that was recently constructed in West Virginia. The balance of the long-term debt is comprised of $22.3 million owed on our mortgage loan.
We have agreements with a syndicate of banks for a mortgage loan and our revolving credit facility. Under the terms of the agreements, the syndicate of banks provided mortgage debt (“Mortgage Loan”) with an original balance of $23.0 million with a five year maturity through March 2016 and a $15.0 million revolving credit facility (“Revolver”) through March 2016. The Mortgage Loan has a term of five years with principal and interest payable monthly based on a 25 year amortization. Interest is based on LIBOR plus 4.5% but is fixed at 7.07% based on the interest rate swap described below. The Mortgage Loan is secured by four owned nursing centers, related equipment and a lien on the accounts receivable of these facilities. The Mortgage Loan and the Revolver are cross-collateralized. Our Revolver has an interest rate of LIBOR plus 4.5%.
The Revolver is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions. As of December 31, 2012, we had no borrowings outstanding under the revolving credit facility. Annual fees for letters of credit issued under this revolver are 3.0% of the amount outstanding. We have a letter of credit of $4.6 million to serve as a security deposit for our Omega lease. Considering the balance of eligible accounts receivable at December 31, 2012, the letter of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $15.0 million, the balance available for borrowing under the revolving credit facility is $10.4 million. Eligible accounts receivable are calculated as defined and consider 80% of certain net receivables while excluding receivables from private pay patients, those pending approval by Medicaid and receivables greater than 90 days. The Mortgage Loan and the Revolver are cross-collateralized.
Our lending agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and debt service coverage ratios. We are in compliance with all such covenants at December 31, 2012.
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
Our calculated compliance with financial covenants is presented below:

	Requirement	Level at December 31, 2012
Minimum fixed charge coverage ratio	1.00:1.05	1.14:1.05
Minimum adjusted EBITDA	$10.0 million	$ 12.5 million
EBITDAR (mortgaged facilities)	$ 3.3 million	$ 3.6 million
We have consolidated $5.7 million in debt that is owed by the consolidated variable interest entity that owns our recently opened West Virginia nursing center. The borrower is subject to covenants concerning total liabilities to tangible net worth as well as current assets compared to current liabilities. The borrower is in compliance with all such covenants at December 31, 2012. The borrower’s liabilities do not provide creditors with recourse to our general assets.
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

Capitalized Lease Obligations

In September 2012, we assumed a lease which financed furniture and equipment for our new facility in Lousiville, Kentucky. During 2011 and 2010, we entered into a series of lease agreements to finance the purchase of certain equipment primarily for the implementation of EMR in our nursing centers. We determined the leases were capital in nature and recorded both assets and capitalized lease obligations of $0.3 million, $0.5 million and $0.4 million during 2012, 2011 and 2010, respectively. These lease agreements provide three to five year terms.

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

Lease Agreement - West Virginia Nursing Center

On December 28, 2011, we completed construction of Rose Terrace, our third health care center in West Virginia. The state of the art 90-bed skilled nursing center is located in Culloden, West Virginia, along the Huntington-Charleston corridor, and offers 24-hour skilled nursing care designed to meet the care needs of both short and long-term nursing patients. The center utilizes a Certificate of Need we initially obtained in the June 2009 acquisition of certain assets of a skilled nursing center in Milton, West Virginia. The facility obtained its Medicare and Medicaid certifications in the first quarter of 2012. We operate this nursing center under a lease with an initial lease term that expires December 2031 and renewal options through December 2041. The lease agreement grants us the right to purchase the center beginning in December 2012 and continuing through December 2016 for a purchase price ranging from 110% to 120% of the total project cost.

Nursing Center Renovations
During 2005, we began an initiative to complete strategic renovations of certain facilities to improve occupancy, quality of care and profitability. We developed a plan to begin with those facilities with the greatest potential for benefit, and began the renovation program during the third quarter of 2005. As of December 31, 2012, we have completed renovations at seventeen facilities. We are currently implementing plans for renovation projects at two of our Texas facilities.
A total of $25.8 million has been spent on these renovation programs to date, with $19.0 million financed through Omega, $6.0 million financed with internally generated cash, and $0.7 million financed with long-term debt.
For the seventeen facilities in our continuing operations with renovations completed as of the beginning of the fourth quarter 2012 compared to the last twelve months prior to the commencement of renovation, average occupancy increased from 74.9% to 79.5% and Medicare average daily census increased from a total of 203 to 224 in the fourth quarter of 2012.

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
Accounts receivable attributable to patient services of continuing operations totaled $33.0 million at December 31, 2012 compared to $28.6 million at December 31, 2011, representing approximately 37 days and 34 days revenue in accounts receivable, respectively. The increase in accounts receivable is due to increases in payor sources with longer payment cycles, including Managed Care payors, as well as an increase in Medicaid patients undergoing the initial qualification process.

Our accounts receivable at December 31, 2012 included approximately $2 million of unbilled accounts for the newly leased facility in Louisville, KY.  During the change of ownership process, we are required to hold these accounts while waiting for final Medicare and Medicaid approvals.  We expect these accounts to be collectible as soon as we are able to submit them for payment.
The allowance for bad debt was $3.9 million and $2.8 million at December 31, 2012 and 2011, respectively. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.

Inflation

Based on contract pricing for food and other supplies and recent market conditions, we expect cost increases in 2013 to be relatively the same or slightly lower than the increases in 2012. We expect salary and wage increases for our skilled health care providers to continue to be higher than average salary and wage increases, as is common in the health care industry.

Off-Balance Sheet Arrangements
We have a letter of credit outstanding of approximately $4.6 million as of December 31, 2012, which serves as a security deposit for our facility lease with Omega. The letter of credit was issued under our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility.

Forward-Looking Statements
The foregoing discussion and analysis provides information deemed by management to be relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read in conjunction with our consolidated financial statements included herein. Certain statements made by or on behalf of us, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those contemplated by the forward-looking statements made herein. In addition to any assumptions and other factors referred to specifically in connection with such statements, other factors, many of which are beyond our ability to control or predict, could cause our actual results to differ materially from the results expressed or implied in any forward-looking statements including, but not limited to, our ability to successfully operate the new nursing center in West Virginia, our ability to successfully license, certify and operate the new nursing centers in Kentucky, our ability to increase census at our renovated facilities, changes in governmental reimbursement, including the impact of the CMS final rule that has resulted in a reduction in Medicare reimbursement as of October 2011 and our ability to mitigate the impact of the revenue reduction, government regulation, the impact of the recently adopted federal health care reform or any future health care reform, any increases in the cost of borrowing under our credit agreements, our ability to comply with covenants contained in those credit agreements, the outcome of professional liability lawsuits and claims, our ability to control ultimate professional liability costs, the accuracy of our estimate of our anticipated professional liability expense, the impact of future licensing surveys, the outcome of proceedings alleging violations of laws and regulations governing quality of care or violations of other laws and regulations applicable to our business, impacts associated with the implementation of our electronic medical records plan, the costs of investing in our business initiatives and development, our ability to control costs, changes to our valuation of deferred tax assets, changes in occupancy rates in our facilities, changing economic and competitive conditions, changes in anticipated revenue and cost growth, changes in the anticipated results of operations, the effect of changes in accounting policies as well as others. Investors also should refer to the risks identified in this

“Management's Discussion and Analysis of Financial Condition and Results of Operations” as well as risks identified in “Part I. Item 1A. Risk Factors” for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the Company's business plans and prospects. Such cautionary statements identify important factors that could cause our actual results to materially differ from those projected in forward-looking statements. In addition, we disclaim any intent or obligation to update these forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of December 31, 2012, we had outstanding borrowings of approximately $22.3 million that were subject to variable interest rates. In connection with our March 2011 financing agreement, we entered into an interest rate swap with respect to the mortgage loan to mitigate the floating interest rate risk of such borrowing. Therefore, we have no outstanding borrowings subject to variable interest rate risk after the March 2011 financing transaction.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES
Advocat, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2012. Based on this evaluation, the principal executive and financial officers have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission's rules and forms.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2012, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control over Financial Reporting

There has been no change (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that has occurred during our fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our Directors, Executive Officers and Corporate Governance is incorporated herein by reference to our definitive proxy statement for our 2013 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning Executive Compensation is incorporated herein by reference to our definitive proxy statement for our 2013 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Information concerning Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to our definitive proxy statement for our 2013 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning Certain Relationships and Related Transactions, and Director Independence is incorporated herein by reference to our definitive proxy statement for our 2013 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the fees and services provided by our principal accountant is incorporated herein by reference to our definitive proxy statement for our 2013 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The Financial statements and schedule for us and our subsidiaries required to be included in Part II, Item 8 are listed below.

Form 10-K Pages
Financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2012 and 2011	F-2
Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010	F-3
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2012, 2011 and 2010	F-4
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2012, 2011 and 2010	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010	F-6
Notes to Consolidated Financial Statements as of December 31, 2012, 2011 and 2010	F-8 to F-34
Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts	S-1 to S-2

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
March 7, 2013

/s/ Kelly J. Gill
Kelly J. Gill
President and Chief Executive Officer
(Principal Executive Officer)
March 7, 2013

/s/ James R. McKnight, Jr.
James R. McKnight, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
March 7, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Wallace E. Olson	/s/ Robert Z. Hensley
Wallace E. Olson	Robert Z. Hensley
Chairman of the Board and Director	Director
March 7, 2013	March 7, 2013

/s/ Chad A. McCurdy	/s/ William C. O'Neil. Jr.
Chad A. McCurdy	William C. O'Neil, Jr.
Vice Chairman of the Board and Director	Director
March 7, 2013	March 7, 2013

/s/ Kelly J. Gill	/s/ Richard M. Brame
Kelly J. Gill	Richard M. Brame
President and Chief Executive Officer	Director
Director	March 7, 2013
March 7, 2013

ADVOCAT INC. AND SUBSIDIARIES

Consolidated Financial Statements
For the Years Ended December 31, 2012, 2011 and 2010
Together with Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Advocat Inc.
Brentwood, Tennessee

We have audited the accompanying consolidated balance sheets of Advocat Inc. and subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advocat Inc. and subsidiaries at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Nashville, Tennessee
March 7, 2013

ADVOCAT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND 2011

ASSETS	2012	2011	LIABILITIES AND SHAREHOLDERS' EQUITY	2012	2011

CURRENT ASSETS:			CURRENT LIABILITIES:
Cash and cash equivalents	$5,938,000	$6,692,000
Receivables, less allowance for doubtful accounts of $3,852,000 and $2,811,000, respectively	29,117,000	25,787,000	Current portion of long-term debt and capitalized lease obligations (variable interest entity nonrecourse – 2012: $206,000; 2011: $173,000)	$1,436,000	$1,131,000
Other receivables	1,397,000	1,739,000	Trade accounts payable	4,460,000	3,871,000
Prepaid expenses and other current assets	3,848,000	3,440,000	Current liabilities of discontinued operations	10,000	218,000
Income tax refundable	1,215,000	1,058,000	Accrued expenses:
Current assets of discontinued operations	36,000	563,000	Payroll and employee benefits	11,837,000	13,475,000
Deferred income taxes	5,305,000	6,041,000	Self-insurance reserves, current portion	9,175,000	8,470,000
Total current assets	46,856,000	45,320,000	Other current liabilities	4,275,000	2,720,000
			Total current liabilities	31,193,000	29,885,000
			NONCURRENT LIABILITIES:
			Long-term debt and capitalized lease obligations, less current portion (variable interest entity nonrecourse – 2012: $5,472,000; 2011: $5,067,000)	28,026,000	28,768,000
			Self-insurance reserves, noncurrent portion	14,531,000	12,049,000
PROPERTY AND EQUIPMENT, at cost	90,796,000	88,021,000	Other noncurrent liabilities	17,544,000	18,155,000
Less accumulated depreciation and amortization	(49,927,000)	(45,463,000)	Total noncurrent liabilities	60,101,000	58,972,000
Discontinued operations, net	1,053,000	4,520,000	COMMITMENTS AND CONTINGENCIES
Property and equipment, net (variable interest entity restricted – 2012: $7,144,000; 2011: $7,298,000)	41,922,000	47,078,000	SERIES C REDEEMABLE PREFERRED STOCK
			$.10 par value, 5,000 shares authorized, issued and outstanding	4,918,000	4,918,000
			SHAREHOLDERS’ EQUITY:
			Series A preferred stock, authorized 200,000 shares, $.10 par value, none issued and outstanding	—	—
			Common stock, authorized 20,000,000 shares, $.01 par value, 6,161,000 and 6,061,000 shares issued, and 5,929,000 and 5,829,000 shares outstanding, respectively	62,000	61,000
OTHER ASSETS:			Treasury stock at cost, 232,000 shares of common stock	(2,500,000)	(2,500,000)
Deferred income taxes	12,352,000	10,352,000	Paid-in capital	18,757,000	18,219,000
Deferred financing and other costs, net	1,452,000	1,318,000	Retained earnings	1,779,000	6,480,000
Investment in unconsolidated affiliate	420,000	—	Accumulated other comprehensive loss	(920,000)	(945,000)
Other noncurrent assets	3,349,000	3,680,000	Total shareholders’ equity of Advocat Inc.	17,178,000	21,315,000
Acquired leasehold interest, net	8,612,000	8,996,000	Noncontrolling interests	1,573,000	1,654,000
Total other assets	26,185,000	24,346,000	Total shareholders’ equity	18,751,000	22,969,000
	$114,963,000	$116,744,000		$114,963,000	$116,744,000
The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011	2010
PATIENT REVENUES, net	$308,072,000	$309,467,000	$285,594,000
EXPENSES:
Operating	242,591,000	239,674,000	225,469,000
Lease and rent expense	23,930,000	22,939,000	22,600,000
Professional liability	11,964,000	10,466,000	5,140,000
General and administrative	24,419,000	25,589,000	19,680,000
Depreciation and amortization	7,043,000	6,365,000	5,614,000
Asset impairment	—	344,000	—
Total expenses	309,947,000	305,377,000	278,503,000
OPERATING INCOME (LOSS)	(1,875,000)	4,090,000	7,091,000
OTHER INCOME (EXPENSE):
Equity in net losses of investee	(280,000)	—	—
Interest expense, net	(2,809,000)	(2,355,000)	(1,632,000)
Debt retirement costs	—	(112,000)	(127,000)
	(3,089,000)	(2,467,000)	(1,759,000)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(4,964,000)	1,623,000	5,332,000
BENEFIT (PROVISION) FOR INCOME TAXES	1,747,000	(437,000)	(1,702,000)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(3,217,000)	1,186,000	3,630,000
INCOME FROM DISCONTINUED OPERATIONS:
Operating income, net of tax provision of $10,000, $66,000 and $241,000, respectively	123,000	181,000	677,000
Gain (loss) on disposal and impairment, net of tax provision (benefit) of $107,000, $0 and ($217,000), respectively	174,000	—	(458,000)
DISCONTINUED OPERATIONS	297,000	181,000	219,000
NET INCOME (LOSS)	(2,920,000)	1,367,000	3,849,000
Less: net income attributable to noncontrolling interests	(126,000)	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO ADVOCAT INC.	(3,046,000)	1,367,000	3,849,000
PREFERRED STOCK DIVIDENDS	(344,000)	(344,000)	(344,000)
NET INCOME (LOSS) FOR ADVOCAT INC. COMMON SHAREHOLDERS	$(3,390,000)	$1,023,000	$3,505,000
NET INCOME (LOSS) PER COMMON SHARE FOR ADVOCAT INC. SHAREHOLDERS:
Per common share – basic
Continuing operations	$(0.63)	$0.15	$0.57
Discontinued operations	0.05	0.03	0.04
	$(0.58)	$0.18	$0.61
Per common share – diluted
Continuing operations	$(0.63)	$0.14	$0.56
Discontinued operations	0.05	0.03	0.04
	$(0.58)	$0.17	$0.60
COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.22	$0.22	$0.22
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	5,821,000	5,744,000	5,732,000
Diluted	5,821,000	5,906,000	5,854,000
The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2012	2011	2010
NET INCOME (LOSS)	$(2,920,000)	$1,367,000	$3,849,000
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of cash flow hedge	40,000	(1,524,000)	—
Income tax effect	(15,000)	579,000	—
	25,000	(945,000)	—
COMPREHENSIVE INCOME (LOSS)	(2,895,000)	422,000	3,849,000
Less: comprehensive income attributable to noncontrolling interest	(126,000)	—	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO ADVOCAT INC.	$(3,021,000)	$422,000	$3,849,000
The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Treasury Stock		Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders' Equity of Advocat Inc.	Non- Controlling Interests	Total Shareholders' Equity
	Shares Issued	Amount	Shares	Amount

BALANCE, DECEMBER 31, 2009	5,949,000	$59,000	232,000	$(2,500,000)	$17,647,000	$4,487,000	$—	$19,693,000	$—	$19,693,000
Net income	—	—	—	—	—	3,849,000	—	3,849,000	—	3,849,000
Preferred stock dividends	—	—	—	—	—	(344,000)	—	(344,000)	—	(344,000)
Common stock dividends declared ($.22 per share)	—	—	—	—	9,000	(1,243,000)	—	(1,234,000)	—	(1,234,000)
Issuance/redemption of equity grants, net	27,000	1,000	—	—	(22,000)	—	—	(21,000)	—	(21,000)
Tax impact of equity grant exercises	—	—	—	—	(90,000)	—	—	(90,000)	—	(90,000)
Stock based compensation	—	—	—	—	352,000	—	—	352,000	—	352,000

BALANCE, DECEMBER 31, 2010	5,976,000	60,000	232,000	(2,500,000)	17,896,000	6,749,000	—	22,205,000	—	22,205,000
Net income	—	—	—	—	—	1,367,000	—	1,367,000	—	1,367,000
Preferred stock dividends	—	—	—	—	—	(344,000)	—	(344,000)	—	(344,000)
Common stock dividends declared ($.22 per share)	—	—	—	—	21,000	(1,292,000)	—	(1,271,000)	—	(1,271,000)
Issuance/redemption of equity grants, net	85,000	1,000	—	—	39,000	—	—	40,000	—	40,000
Interest rate cash flow hedge	—	—	—	—	—	—	(945,000)	(945,000)	—	(945,000)
Tax impact of equity grant exercises	—	—	—	—	(162,000)	—	—	(162,000)	—	(162,000)
Consolidation of non-controlling interests of variable interest entity	—	—	—	—	—	—	—	—	1,654,000	1,654,000
Stock based compensation	—	—	—	—	425,000	—	—	425,000	—	425,000

BALANCE, DECEMBER 31, 2011	6,061,000	61,000	232,000	(2,500,000)	18,219,000	6,480,000	(945,000)	21,315,000	1,654,000	22,969,000
Net loss	—	—	—	—	—	(3,046,000)	—	(3,046,000)	126,000	(2,920,000)
Preferred stock dividends	—	—	—	—	—	(344,000)	—	(344,000)	—	(344,000)
Common stock dividends declared ($.22 per share)	—	—	—	—	29,000	(1,311,000)	—	(1,282,000)	—	(1,282,000)
Issuance/redemption of equity grants, net	100,000	1,000	—	—	54,000	—	—	55,000	—	55,000
Interest rate cash flow hedge	—	—	—	—	—	—	25,000	25,000	—	25,000
Tax impact of equity grant exercises	—	—	—	—	(26,000)	—	—	(26,000)	—	(26,000)
Distributions to minority interest holders	—	—	—	—	—	—	—	—	(207,000)	(207,000)
Stock based compensation	—	—	—	—	481,000	—	—	481,000	—	481,000

BALANCE, DECEMBER 31, 2012	6,161,000	$62,000	232,000	$(2,500,000)	$18,757,000	$1,779,000	$(920,000)	$17,178,000	$1,573,000	$18,751,000
The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,920,000)	$1,367,000	$3,849,000
Discontinued operations	297,000	181,000	219,000
Income (loss) from continuing operations	(3,217,000)	1,186,000	3,630,000
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	7,043,000	6,365,000	5,614,000
Provision for doubtful accounts	3,581,000	2,223,000	2,105,000
Deferred income tax provision (benefit)	(1,411,000)	801,000	2,041,000
Provision for self-insured professional liability, net of cash payments	3,789,000	1,573,000	(917,000)
Stock based compensation	580,000	537,000	597,000
Provision for leases net of cash payments	(148,000)	320,000	782,000
Asset impairment	—	344,000	—
Other	457,000	416,000	460,000
Changes in other assets and liabilities affecting operating activities:
Receivables, net	(6,659,000)	(6,507,000)	(3,787,000)
Prepaid expenses and other assets	(445,000)	(140,000)	(1,817,000)
Trade accounts payable and accrued expenses	(540,000)	1,589,000	(94,000)
Net cash provided by continuing operations	3,030,000	8,707,000	8,614,000
Discontinued operations	609,000	1,334,000	1,442,000
Net cash provided by operating activities	3,639,000	10,041,000	10,056,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,850,000)	(13,460,000)	(6,253,000)
Investment in unconsolidated affiliate	(420,000)	—	—
Change in restricted cash	752,000	(1,029,000)	—
Deposits and other deferred balances	(319,000)	(31,000)	—
Net cash used in continuing operations	(4,837,000)	(14,520,000)	(6,253,000)
Discontinued operations	3,632,000	103,000	(155,000)
Net cash used in investing activities	(1,205,000)	(14,417,000)	(6,408,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(1,364,000)	(24,583,000)	(4,278,000)
Proceeds from issuance of debt and sale leaseback transaction	634,000	29,554,000	3,463,000
Financing costs	(118,000)	(797,000)	(511,000)
Issuance and redemption of employee equity awards	55,000	191,000	6,000
Payment of common stock dividends	(1,282,000)	(1,272,000)	(1,203,000)
Payment of preferred stock dividends	(344,000)	(344,000)	(344,000)
Contributions from (distributions to) noncontrolling interests	(206,000)	3,000	—
Payment for preferred stock restructuring	(563,000)	(546,000)	(528,000)
Net cash (used in) provided by financing activities	(3,188,000)	2,206,000	(3,395,000)

(Continued)

ADVOCAT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Years Ended December 31,
	2012	2011	2010
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(754,000)	$(2,170,000)	$253,000
CASH AND CASH EQUIVALENTS, beginning of period	6,692,000	8,862,000	8,609,000
CASH AND CASH EQUIVALENTS, end of period	$5,938,000	$6,692,000	$8,862,000
SUPPLEMENTAL INFORMATION:
Cash payments of interest, net of amounts capitalized	$2,347,000	$1,875,000	$1,353,000
Cash payments of income taxes	$497,000	$627,000	$617,000

As discussed in Note 6 the Company entered into capitalized lease agreements and recorded $293,000, $527,000 and $387,000 in 2012, 2011 and 2010, respectively, in fixed assets and capital lease obligations. These non-cash investing and financing transactions have been excluded from the consolidated statements of cash flows.

The accompanying notes are an integral part of these consolidated financial statements.

ADVOCAT INC. AND SUBSIDIARIES.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012, 2011, and 2010

1. COMPANY AND ORGANIZATION
Advocat Inc. (together with its consolidated subsidiaries, “Advocat” or the “Company”) provides long-term care services to nursing center patients in eight states, primarily in the Southeast and Southwest. The Company’s centers provide a range of health care services to their patients and residents. In addition to the nursing, personal care and social services usually provided in long-term care centers, the Company’s nursing centers offer a variety of comprehensive rehabilitation services as well as nutritional support services.
As of December 31, 2012, the Company’s continuing operations consist of 48 nursing centers with 5,538 licensed nursing beds. The Company owns eight and leases 40 of its nursing centers. The nursing center and licensed nursing bed count includes 90 beds at the Company’s recently opened West Virginia nursing center. This new nursing center is licensed to operate by the state of West Virginia and obtained its Medicare and Medicaid certifications in the first quarter of 2012. During the Medicare and Medicaid certification process, the nursing center had limited the number of patients it accepted. The nursing center and licensed nursing bed count also includes the 88-bed skilled nursing center in Clinton, Kentucky for which the Company entered into a lease agreement in April 2012. The Company had limited its number of patients while it completed the Medicare certification process which was obtained in the fourth quarter of 2012. The Medicaid certification for the Clinton, Kentucky center was obtained in the first quarter of 2013. The nursing center and licensed nursing bed count also includes the recently leased 154-bed skilled nursing center in Louisville, Kentucky that the Company has operated since September 24, 2012. The Company's continuing operations include centers in Alabama, Arkansas, Florida, Kentucky, Ohio, Tennessee, Texas and West Virginia.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the financial position, operations and accounts of Advocat and its subsidiaries, all wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. Any variable interest entities (“VIEs”) in which the Company has an interest are consolidated when the Company identifies that it is the primary beneficiary. The Company has one variable interest entity and it relates to a nursing center in West Virginia described in Note 7. The Investment in an unconsolidated affiliate (a 50% owned joint venture partnership) is accounted for using the equity method and is described in Note 3.

Revenues

Patient Revenues

The fees charged by the Company to patients in its nursing centers are recorded on an accrual basis. These rates are contractually adjusted with respect to individuals receiving benefits under federal and state-funded programs and other third-party payors. Rates under federal and state-funded programs are determined prospectively for each facility and may be based on the acuity of the care and services provided. These rates may be based on facility's actual costs subject to program ceilings and other limitations or on established rates based on acuity and services provided as determined by the federal and state-funded programs. Amounts earned under federal and state programs with respect to nursing home patients are subject to review by the third-party payors which may result in retroactive adjustments. In the opinion of management, adequate provision has been made for any adjustments that may result from such reviews. Retroactive adjustments, if any, are recorded when objectively determinable, generally within three years of the close of a reimbursement year depending upon the timing of appeals and third-party settlement reviews or audits. During the years ended December 31, 2012, 2011 and 2010, the Company recorded $(279,000), $663,000 and $(2,000) of net favorable (unfavorable) estimated settlements from federal and state programs for periods prior to the beginning of fiscal 2012, 2011 and 2010, respectively.

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

The Company includes the provision for doubtful accounts in operating expenses in its Consolidated Statements of Operations. The provisions for doubtful accounts of continuing operations were $3,581,000, $2,223,000 and $2,105,000 for 2012, 2011 and 2010, respectively. The provision for doubtful accounts of continuing operations was 1.2%, 0.7%, and 0.7% of net revenue during 2012, 2011, and 2010, respectively.

Lease Expense

As of December 31, 2012, the Company operates 40 nursing centers under operating leases, including 36 owned or financed by Omega Healthcare Investors, Inc. (together with its subsidiaries, “Omega”) and four owned by other parties. The Company's operating leases generally require the Company to pay stated rent, subject to increases based on changes in the Consumer Price Index, a minimum percentage increase, or increases in the net revenues of the leased properties. The Company's Omega leases require the Company to pay certain scheduled rent increases. Such scheduled rent increases are recorded as additional lease expense on a straight-line basis recognized over the term of the related leases and the difference between the amounts recorded for rent expense as compared to rent payments as an accrued liability.

See Notes 3, 7 and 11 for a discussion regarding the Company's Master Lease with Omega, the termination of leases for certain facilities and the addition of certain leased facilities.

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

Property and Equipment

Property and equipment are recorded at cost with depreciation and amortization being provided over the shorter of the remaining lease term (where applicable) or the assets' estimated useful lives on the straight-line basis as follows:

Buildings and improvements	-	5 to 40 years
Leasehold improvements	-	2 to 10 years
Furniture, fixtures and equipment	-	2 to 15 years

Interest incurred during construction periods for qualifying expenditures is capitalized as part of the building cost. Maintenance and repairs are expensed as incurred, and major betterments and improvements are capitalized. Property and equipment obtained through business combinations are stated at their estimated fair value determined on the respective dates of acquisition.

In accordance with the Financial Accounting Standards Board ("FASB") guidance on “Property, Plant and Equipment,” specifically the discussion around the accounting for the impairment or disposal of long-lived assets, the Company routinely evaluates the recoverability of the carrying value of its long-lived assets, including when significant adverse changes in the general economic conditions and significant deteriorations of the underlying undiscounted cash flows or fair values of the property indicate that the carrying amount of the property may not be recoverable. The need to recognize impairment is based on estimated undiscounted future cash flows from a property compared to the carrying value of that property.

On July 29, 2011, the Centers for Medicare & Medicaid Services ("CMS") issued its final rule for skilled nursing facilities effective October 1, 2011, reducing Medicare reimbursement rates for skilled nursing facilities by 11.1% and also making changes to rehabilitation therapy regulations. This final rule will have a negative effect on the Company's revenue and costs in Medicare's fiscal year ended September 30, 2012 as compared to Medicare's fiscal year ended September 30, 2011. As a result of this negative impact, an interim impairment analysis was conducted in 2011, and the Company determined that the carrying value of the long-lived assets of one of its leased nursing centers exceeded the fair value. As a result, the Company recorded a fixed asset impairment charge during 2011 of $344,000 to reduce the carrying value of these assets.

In the fourth quarter of 2010, the Company recorded an impairment change of approximately $402,000 related to land held as discontinued operations. The Company's impairment charge was corroborated by local market data. No impairment of long lived assets was recognized in 2012.

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with banks and all highly liquid investments with original maturities of three months or less when purchased. Our cash on deposit with banks was subject to the Federal Deposit Insurance Corporation ("FDIC") minimum insurance levels. Effective January 1, 2013, the coverage provided by the FDIC that has been unlimited under the Dodd-Frank Deposit Insurance Provision will be limited to the legal maximum which is generally $250,000 per ownership category.

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

Acquired Leasehold Interest

The Company has recorded an acquired leasehold interest intangible asset related to an acquisition completed during 2007. The intangible asset is accounted for in accordance with the FASB's guidance on goodwill and other intangible assets, and is amortized on a straight-line basis over the remaining life of the acquired lease, including renewal periods, the original period of which is approximately 28 years from the date of acquisition. The lease terms for the seven centers this intangible relates to provide for an initial term and renewal periods at the Company's option through May 31, 2035. As the renewal periods of the acquired leased facilities are solely based on the Company's option, it is expected that costs (if any) to renew the lease through its current amortization period would be nominal and the decision to continue to lease the acquired facilities lies solely within the Company's intent to continue to operate the seven facilities. Any renewal costs would be included in deferred lease costs and amortized over the renewal period. Amortization expense of approximately $384,000 related to this intangible asset was recorded during each of the years ended December 31, 2012, 2011 and 2010, respectively.

The carrying value of the acquired leasehold interest intangible and the accumulated amortization are as follows:

	December 31,
	2012	2011
Intangible assets	$10,652,000	$10,652,000
Accumulated amortization	(2,040,000)	(1,656,000)
Net intangible assets	$8,612,000	$8,996,000

The Company evaluates the recoverability of the carrying value of the acquired leasehold intangible in accordance with the FASB's guidance on accounting for the impairment or disposal of long-lived assets. Included in this evaluation is whether significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows or fair values of the intangible asset, indicate that the carrying amount of the intangible asset may not be recoverable. The need to recognize an impairment charge is based on estimated future undiscounted cash flows from the asset compared to the carrying value of that asset. If recognition of an impairment charge is necessary, it is measured as the amount by which the carrying amount of the intangible asset exceeds the fair value of the intangible asset.

The expected amortization expense for the acquired leasehold interest intangible asset is as follows:

2013	$384,000
2014	384,000
2015	384,000
2016	384,000
2017	384,000
Thereafter	6,692,000
$8,612,000

Self-Insurance

Self-insurance liabilities primarily represent the unfunded accrual for self insured risks associated with general and professional liability claims, employee health insurance and workers' compensation. The Company's health insurance liability is based on known claims incurred and an estimate of incurred but unreported claims determined by an analysis of historical claims paid. The Company's workers' compensation liability relates primarily to periods of self insurance prior to May 1997 and consists of an estimate of the future costs to be incurred for the known claims.

Final determination of the Company's actual liability for incurred general and professional liability claims is a process that takes years. The Company evaluates the adequacy of this liability on a quarterly basis. Semi-annually, the Company retains a third-party actuarial firm to assist in the evaluation of this unfunded accrual. Merlinos & Associates, Inc. (“Merlinos”) assisted management in the preparation of the most recent estimate of the appropriate accrual for the current claims period and for incurred but not reported general and professional liability claims based on data furnished as of November 30. Merlinos primarily utilizes historical data regarding the frequency and cost of the Company's past claims over a multi-year period, industry data and information regarding the number of occupied beds to develop its estimates of the Company's ultimate professional liability cost for current periods. The Actuarial Division of Willis of Tennessee, Inc. assisted the Company with all estimates prior to May 2012.
On a quarterly basis, the Company obtains reports of asserted claims and lawsuits incurred. These reports, which are provided by the Company's insurers and a third party claims administrator, contain information relevant to the actual expense already incurred with each claim as well as the third-party administrator's estimate of the anticipated total cost of the claim. This information is reviewed by the Company quarterly and provided to the actuary semi-annually. Based on the Company's evaluation of the actual claim information obtained, the semi-annual estimates received from the third-party actuary, the amounts paid and committed for settlements of claims and on estimates regarding the number and cost of additional claims anticipated in the future, the reserve estimate for a particular period may be revised upward or downward on a quarterly basis. Any increase in the accrual has an unfavorable impact on results of operations in the period and any reduction in the accrual increases results of operations during the period.

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
Although the Company adjusts its unfunded accrual for professional and general liability claims on a quarterly basis and retains a third-party actuarial firm semi-annually to assist management in estimating the appropriate accrual, professional and general liability claims are inherently uncertain, and the liability associated with anticipated claims is very difficult to estimate. Professional liability cases have a long cycle from the date of an incident to the date a case is resolved, and final determination of the Company's actual liability for claims incurred in any given period is a process that takes years. As a result, the Company's actual liabilities may vary significantly from the unfunded accrual, and the amount of the accrual has and may continue to fluctuate by a material amount in any given period. Each change in the amount of this accrual will directly affect the Company's reported earnings and financial position for the period in which the change in accrual is made.

Income Taxes

The Company follows the FASB's guidance on Accounting for Income Taxes, which requires an asset and liability approach for financial accounting and reporting of income taxes. Under this method, deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax laws that will be in effect when the differences are expected to reverse. The Company assesses the need for a valuation allowance to reduce the deferred tax assets by the amount that is believed is more likely than not to not be utilized through the turnaround of existing temporary differences, future earnings, or a combination thereof, including certain net operating loss carryforwards we do not expect to realize due to change in ownership limitations. The Company follows the guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns evaluating the need to recognize or derecognize uncertain tax positions. See Note 10 for additional information related to the provision for income taxes.

Disclosure of Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. In calculating fair value, a company must maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements. The carrying amounts of cash and cash equivalents, receivables, trade accounts payable and accrued expenses approximate fair value because of the short-term nature of these accounts. The Company's self-insurance liabilities are reported on an undiscounted basis as the timing of estimated settlements cannot be determined.

The Company follows the FASB's guidance on Fair Value Measurements and Disclosures which provides rules for using fair value to measure assets and liabilities as well as a fair value hierarchy that prioritizes the information used to develop the measurements. It applies whenever other guidance requires (or permits) assets or liabilities to be measured at fair value and gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements).

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

As further discussed in Note 6, in conjunction with the debt agreements entered into in March 2011, the Company entered into an interest rate swap agreement with a member of the bank syndicate as the counterparty. The applicable guidance requires companies to recognize all derivative instruments as either assets or liabilities at fair value in a company's balance sheets.

As the Company's interest rate swap, a cash flow hedge, is not traded on a market exchange, the fair value is determined using a valuation model based on a discounted cash flow analysis. This analysis reflects the contractual terms of the interest rate swap agreement and uses observable market-based inputs, including estimated future LIBOR interest rates. The fair value of the Company's interest rate swap is the net difference in the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates and are observable inputs available to a market participant. The interest rate swap valuation is classified in Level 2 of the fair value hierarchy. The debt balances as presented in the consolidated balance sheets approximate the fair value of the respective instruments, the estimates of which are considered level 2 fair value calculations within the fair value hierarchy.

        The following table presents by level, within the fair value hierarchy, assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011:

December 31, 2012	Fair Value Measurements - Assets (Liabilities)
	Total	Level 1	Level 2	Level 3
Assets (liabilities)
Interest rate swap	$(1,484,000)	$—	$(1,484,000)	$—

December 31, 2011	Fair Value Measurements - Assets (Liabilities)
	Total	Level 1	Level 2	Level 3
Assets (liabilities)
Interest rate swap	$(1,524,000)	$—	$(1,524,000)	$—

The change in fair value of the Company's cash flow hedge is detailed in the Company's Consolidated Statements of Comprehensive Income (Loss).

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

Net Income (Loss) per Common Share

The Company follows the FASB's guidance on Earnings Per Share for the financial reporting of net income (loss) per common share. Basic earnings per common share excludes dilution and restricted shares and is computed by dividing income available to common shareholders by the weighted-average number of common shares, excluding restricted shares, outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or otherwise resulted in the issuance of common stock that then shared in the earnings of the Company. See Note 9 for additional disclosures about the Company's Net Income (Loss) per Common Share.

Stock Based Compensation

The Company follows the FASB's guidance on Stock Compensation to account for share-based payments granted to employees and recorded non-cash stock based compensation expense of $580,000, $537,000 and $597,000 during the years ended December 31, 2012, 2011 and 2010, respectively. Such amounts are included as components of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. See Note 8 for additional disclosures about the Company's stock based compensation plans.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income consists of other comprehensive income (loss). Comprehensive income (loss) is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized in the calculation of net income. The Company has chosen to present the components of other comprehensive income in a separate statement of comprehensive income (loss). Currently, the Company's other comprehensive income (loss) consists of the change in fair value of the Company's interest rate swap transaction accounted for as a cash flow hedge.

Investment in unconsolidated affiliate

The investment in unconsolidated affiliate reflected on the consolidated balance sheet relates to a pharmacy joint venture partnership in which the Company owns a 50% interest. The joint venture partnership is accounted for using the equity method. An equity method investment is the Company's investment in an entity over which the Company lacks control but otherwise has the ability to exercise significant influence over operating and financial policies. Under the equity method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of the net earnings or losses of the affiliate as they occur.

Recent Accounting Guidance

In June 2011, the FASB issued updated guidance in the form of a FASB Accounting Standards Update on “Comprehensive Income – Presentation of Comprehensive Income,” to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The update eliminates the option to present the components of other comprehensive income as part of the statement of equity. The Company adopted this guidance effective January 1, 2012 and has applied it retrospectively. There was no significant impact to the Company’s consolidated financial statements.
In July 2011, the FASB issued updated guidance in the form of a FASB Accounting Standards Update on “Health Care Entities: Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities.” This guidance impacts health care entities that recognize significant amounts of patient service revenue at the time the services are rendered even though they do not assess the patient’s ability to pay. This updated guidance requires an impacted health care entity to present its provision for doubtful accounts as a deduction from revenue, similar to contractual discounts. Accordingly, patient service revenue for entities subject to this updated guidance will be required to be reported net of both contractual discounts and provision for doubtful accounts. The updated guidance also requires certain qualitative disclosures about the entity’s policy for recognizing revenue and bad debt expense for patient service transactions. The guidance was effective for the Company starting January 1, 2012. Based on the Company’s assessment of its admission procedures, the Company is not an impacted health care entity under this guidance since it assesses each patient’s ability or the patient’s payor source’s ability to pay. As a result of this assessment, the Company will continue to record bad debt expense as a component of operating expense, and adoption did not have an impact on the Company’s consolidated financial statements.
In July 2012, the FASB issued updated guidance in the form of a FASB Accounting Standards Update on “Intangibles-Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment.” This guidance is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This new guidance is an extension of guidance from September 2011 related to the testing of goodwill for impairment. The updated guidance allows an entity the option to first qualitatively assess whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test for other non-amortized intangible assets is required. An entity is not required to perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. It is an entity's option to bypass the qualitative assessment and proceed directly to performing the quantitative impairment test for other non-amortized intangible assets.The guidance is effective for annual and interim impairment tests performed by the Company after January 1, 2013, with earlier implementation permitted. The Company is currently assessing the potential impact and timing of the implementation and believes the adoption will not have a material impact on the Company's consolidated financial statements.

Reclassifications

As discussed in Note 3, the consolidated financial statements of the Company have been reclassified to reflect as discontinued operations certain divestitures and lease terminations. Certain amounts in the 2011 and 2010 Consolidated Financial Statements have been reclassified to conform to the presentation of 2012.

3. BUSINESS DEVELOPMENT AND DISCONTINUED OPERATIONS

Lease Agreements
In April 2012, the Company entered into a lease agreement to operate an 88-bed skilled nursing center in Clinton, Kentucky. The center is subject to a mortgage insured through the United States Department of Housing and Urban Development. The current annual lease payments are approximately $373,000. The lease has an initial ten-year term with two five-year renewal options and contains an option to purchase the property for $3.3 million during the first five years. The center had not had residents since April 2011 after being de-certified by Medicare and Medicaid. The lease agreement called for a $125,000 lease commencement fee and the transaction is considered a lease agreement.
Separate from the above lease transaction, in September 2012, the Company announced it entered into a lease agreement to operate a 154-bed skilled nursing center in Louisville, Kentucky. The nursing center is owned by a real estate investment trust and the lease provides for an initial fifteen-year lease term with a five-year renewal option. This additional skilled nursing center increases the Company's footprint in Kentucky to eight nursing centers and was already operating and treating patients on the transition date. There was no purchase price paid to enter into the lease agreement for this skilled nursing center.
Pharmacy Partnership
The investment in unconsolidated affiliate reflected on the interim consolidated balance sheet relates to a pharmacy joint venture partnership in which the Company owns a 50% interest. The joint venture partnership is accounted for using the equity method. An equity method investment is the Company’s investment in an entity over which the Company lacks control but otherwise has the ability to exercise significant influence over operating and financial policies. Under the equity method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of the net earnings or losses of the affiliate as they occur. During 2012, the Company and its partner provided the initial funding and the joint venture began operations. The pharmacy joint venture began initially providing pharmacy services to certain of the Company’s nursing centers and has begun the process of expanding to nursing centers not affiliated with the Company. The investment in unconsolidated affiliate balance relates to this partnership and was $420,000 at December 31, 2012 and $0 at December 31, 2011 .
Discontinued operations
Effective September 1, 2012, the Company sold an owned skilled nursing center in Arkansas to an unrelated party and has reclassified the operations of this facility as discontinued operations for all periods presented in the Company's accompanying consolidated financial statements. The operating margins and the long-term business prospects of the nursing center did not meet the Company's strategic goals. This skilled nursing center contributed revenues of $3,463,000, $5,249,000 and $4,537,000 and net income (loss) of $171,000, $(249,000) and $8,000 during the years ended December 31, 2012, 2011 and 2010 respectively.  The net income for the nursing center included in discontinued operations does not reflect any allocation of regional or corporate general and administrative expense or any allocation of corporate interest expense. The Company considered these additional costs along with the centers future prospects when determining the contribution of the skilled nursing center to its operations.

The gain on disposal, net of income taxes, of $174,000 was primarily the amount of cash sales price in excess of the net carrying value of the fixed assets sold. The assets and liabilities of the disposed skilled nursing center have been reclassified and are segregated in the consolidated balance sheets as assets and liabilities of discontinued operations. The current asset amounts are primarily composed of net accounts receivable of $36,000 and $563,000 and the current liabilities are primarily composed of accrued payroll and employee benefits of $10,000 and $218,000 at December 31, 2012 and 2011, respectively. The Company expects to collect the balance of the accounts receivable and pay the remaining accrued payroll and trade payables in the ordinary course of business. The Company did not transfer the accounts receivable or liabilities to the new owner. In addition, the property, equipment and related accumulated depreciation of the sold skilled nursing center have been reclassified, resulting in a net reclassification of fixed assets of $3,467,000 at December 31, 2011. Along with the $1,053,000 in real estate the Company owns in North Carolina, discontinued fixed assets totaled $1,053,000 and $4,520,000 at December 31, 2012 and 2011, respectively.

Effective March 31, 2010, the Company terminated operations of four nursing centers in Florida under a lease that, as amended, would have expired in August 2010 and transitioned operations at these leased facilities to a new operator. The operating margins of the four facilities subject to this lease did not meet the Company's long-term goals.  These four homes contributed revenues of $6,852,000 and net income of $169,000 in the year ended December 31, 2010. Included in the loss on disposal and impairment is a loss of $273,000 ($185,000 net of tax) on lease termination primarily related to severance, legal and other costs incurred to facilitate the transition as well as the transfer of inventory. While the results of discontinued operations reflect the direct expense related to the Florida regional office which has been closed, they do not reflect any allocation of corporate general and administrative expense or any allocation of corporate interest expense.

The Company owns land related to a North Carolina assisted living facility it closed in April 2006. The net assets of discontinued operations presented in property and equipment on the accompanying consolidated balance sheet represent the real estate related to this assisted living facility. The Company is continuing its efforts to sell this land. Based on an evaluation of the fair value of the property during 2010, the Company determined the carrying value exceeded the fair value. As a result, the Company recorded an impairment charge of $402,000 ($273,000 net of tax) to reduce the carrying value of the land during 2010 to fair value less cost to sale. The fair value of the subject property was determined based on comparable properties in the area and considered a level 2 calculation under the fair value hierarchy as discussed in Note 2.

4. RECEIVABLES

Receivables, before the allowance for doubtful accounts, consist of the following components:

	December 31,
	2012	2011

Medicare	$10,506,000	$11,000,000
Medicaid and other non-federal government programs	12,648,000	10,499,000
Other patient and resident receivables	9,815,000	7,099,000
	$32,969,000	$28,598,000
Other receivables and advances	$1,397,000	$1,739,000

The other receivables and advances balance are composed of $982,000 and $1,335,000 related to renovation projects funded by Omega at December 31, 2012 and 2011, respectively. See Note 11 for additional discussion of these receivables and leased facility construction projects.

The Company provides credit for a substantial portion of its revenues and continually monitors the credit-worthiness and collectability from its patients, including proper documentation of third-party coverage. The Company is subject to accounting losses from uncollectible receivables in excess of its reserves.

Substantially all receivables are pledged as collateral on the Company's debt obligations.

5. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consists of the following:

	December 31,
	2012	2011

Land	$2,364,000	$2,364,000
Buildings and leasehold improvements	59,480,000	58,707,000
Furniture, fixtures and equipment	28,952,000	26,950,000
	90,796,000	88,021,000
Less: accumulated depreciation	(49,927,000)	(45,463,000)
Net property and equipment	$40,869,000	$42,558,000

As discussed further in Note 6, the property and equipment of certain skilled nursing centers are pledged as collateral for mortgage debt obligations. In addition, the Company has assets recorded as capital leased assets purchased through capitalized lease obligations. The Company capitalizes leasehold improvements which will revert back to the lessor of the property at the expiration or termination of the lease, and depreciates these improvements over the shorter of the remaining lease term or the assets' estimated useful lives.

As discussed further in Note 7, the Company has consolidated the assets and liabilities of a real estate developers interest in a center the Company leases.

6. LONG-TERM DEBT, INTEREST RATE SWAP AND CAPITALIZED LEASE OBLIGATIONS

Long-term debt consists of the following:

	December 31,
	2012	2011
Mortgage loan with a syndicate of banks; issued in March 2011; payable monthly, interest at 4.5% above LIBOR but fixed at 7.07% based on the interest rate swap described below.	$22,313,000	$22,715,000
Revolving credit facility borrowings payable to a bank; entered into in March 2010; amended in March 2011 as described below; secured by receivables of the Company; interest at 4.5% above LIBOR.	—	—
Commercial loan of consolidated VIE, payable by VIE landlord to a bank; issued in January 2011; payable monthly, fixed interest rate of 5.3%.

	5,678,000	5,240,000
	27,991,000	27,955,000
Less current portion	(631,000)	(576,000)
	$27,360,000	$27,379,000

As of December 31, 2012, the Company's weighted average interest rate on long-term debt, including the impact of the interest rate swap, was approximately 6.71%.

On March 1, 2011, the Company entered into an agreement with a syndicate of banks for a mortgage loan and the Company’s revolving credit facility. Under the terms of the agreements, the syndicate of banks provided mortgage debt (“Mortgage Loan”) with an original balance of $23 million with a five year maturity through March 2016 and the Company’s $15 million revolving credit facility (“Revolver”) through March 2016. The Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25 year amortization. Interest is based on LIBOR plus 4.5% but is fixed at 7.07% based on the interest rate swap described below. The Mortgage Loan is secured by four owned nursing centers, related equipment and a lien on the accounts receivable of these facilities. The Mortgage Loan and the Revolver are cross-collateralized. The Company’s Revolver has an interest rate of LIBOR plus 4.5%.
The Revolver is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions. As of December 31, 2012, the Company had no borrowings outstanding under the revolving credit facility. Annual fees for letters of credit issued under this Revolver are 3.0% of the amount outstanding. The Company has a letter of credit of $4,551,000 to serve as a security deposit for a lease. Considering the balance of eligible accounts receivable, the letter of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $15,000,000, the balance available for borrowing under the revolving credit facility is $10,449,000 at December 31, 2012.
The Company’s debt agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and debt service coverage ratios. Compliance with financial covenants restricts the Company's ability to pay dividends. The Company is in compliance with all such covenants at December 31, 2012.
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
The Company has consolidated $5,678,000 in debt that is owed by the variable interest entity that owns the West Virginia nursing center described in Note 7. The borrower is subject to covenants concerning total liabilities to tangible net worth as well as current assets compared to current liabilities. The borrower is in compliance with all such covenants at December 31, 2012. The borrower’s liabilities do not provide creditors with recourse to the general assets of the Company.

In connection with the Company's 2012 and 2011 financing agreements the Company recognized the following debt retirement costs related to the write off of deferred financing on the existing financing agreements and recorded new deferred loan costs related the new financing agreements as follows:

	2012	2011
Write-off of deferred financing costs	$—	$112,000
Deferred financing costs capitalized	$34,000	$776,000

Scheduled principal payments of long-term debt are as follows:

2013	$631,000
2014	670,000
2015	712,000
2016	25,978,000
2017	—
Thereafter	—
Total	$27,991,000

Interest Rate Swap Cash Flow Hedge
As part of the debt agreements entered into in March 2011, the Company entered into an interest rate swap agreement with a member of the bank syndicate as the counterparty. The interest rate swap agreement has the same effective date, maturity date and notional amounts as the Mortgage Loan. The interest rate swap agreement requires the Company to make fixed rate payments to the bank calculated on the applicable notional amount at an annual fixed rate of 7.07% while the bank is obligated to make payments to the Company based on LIBOR on the same notional amounts. The Company entered into the interest rate swap agreement to mitigate the variable interest rate risk on its outstanding mortgage borrowings. The applicable guidance requires companies to recognize all derivative instruments as either assets or liabilities at fair value in a company's balance sheets. In accordance with this guidance, the Company designated its interest rate swap as a cash flow hedge and the earnings component of the hedge, net of taxes, is reflected as a component of other comprehensive income.

The Company assesses the effectiveness of its interest rate swap on a quarterly basis and at December 31, 2012, the Company determined that the interest rate swap was effective. The interest rate swap valuation model indicated a net liability of $1,484,000 at December 31, 2012. The fair value of the interest rate swap is included in “other noncurrent liabilities” on the Company's consolidated balance sheet. The balance of accumulated other comprehensive loss at December 31, 2012, is $920,000 and reflects the liability related to the interest rate swap, net of the income tax benefit of $564,000. As the Company's interest rate swap is not traded on a market exchange, the fair value is determined using a valuation model based on a discounted cash flow analysis. This analysis reflects the contractual terms of the interest rate swap agreement and uses observable market-based inputs, including estimated future LIBOR interest rates. The fair value of the Company's interest rate swap is the net difference in the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates and are observable inputs available to a market participant. The interest rate swap valuation is classified in Level 2 of the fair value hierarchy, in accordance with the FASB's guidance on Fair Value Measurements and Disclosures.

Capitalized Lease Obligations

In September 2012, we assumed a lease which financed furniture and equipment for our new facility in Louisville, Kentucky. During 2011, the Company entered into a series of lease agreements to finance the purchase of certain equipment primarily for the implementation of Electronic Medical Records (“EMR”) in its nursing centers. The Company determined the leases were capital in nature and recorded both assets and capitalized lease obligations of $293,000 and $527,000 in 2012 and 2011, respectively. These lease agreements provide three to five year terms.

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

Scheduled payments of the capitalized lease obligations are as follows:

2013	$866,000
2014	575,000
2015	47,000
2016	47,000
2017	27,000
Total	1,562,000
Amounts related to interest	(91,000)
Principal payments on capitalized lease obligation	$1,471,000

7. WEST VIRGINIA FACILITY
On December 28, 2011, the Company completed construction of Rose Terrace Health and Rehabilitation Center (“Rose Terrace”), its third health care center in West Virginia. The 90-bed skilled nursing center is located in Culloden, West Virginia, along the Huntington-Charleston corridor, and offers 24-hour skilled nursing care designed to meet the care needs of both short and long term nursing patients. The Rose Terrace nursing center utilizes a Certificate of Need the Company obtained in June 2009, when the Company completed the acquisition of certain assets of a skilled nursing center in West Virginia. The new nursing center is licensed to operate by the state of West Virginia and obtained its Medicare and Medicaid certifications in the first quarter of 2012.
The Company has a lease agreement with the real estate developer that constructed, furnished, equipped and currently owns Rose Terrace that provides an initial lease term of 20 years and the option to renew the lease for two additional five-year periods. The agreement provides the Company the right to purchase the center beginning at the end of the first year of the initial term of the lease and continuing through the fifth year for a purchase price ranging from 110% to 120% of the total project cost.
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

	December 31, 2012	December 31, 2011
Land	$787,000	$787,000
Building and improvements, net	5,857,000	5,938,000
Furniture, fixtures and equipment, net	501,000	573,000
Other assets	107,000	46,000
	$7,252,000	$7,344,000

Current accruals	$1,000	$450,000
Notes payable, including current portion	5,678,000	5,240,000
Non-controlling interests	1,573,000	1,654,000
	$7,252,000	$7,344,000

Year Ended December 31, 2012
Beginning non-controlling interests	$1,654,000
Comprehensive income attributable to non-controlling interests	126,000
Distributions to non-controlling interest owners	(207,000)
Ending non-controlling interests	$1,573,000

8. SHAREHOLDERS' EQUITY, STOCK PLANS AND PREFERRED STOCK

Shareholders' Rights Plan

On August 14, 2009, the Company's Board of Directors amended its current Amended and Restated Rights Agreement (the “Rights Agreement”) which was originally adopted in 1995. The amendment changes the definition of “Acquiring Person” to be such person that acquires 20% or more of the shares of Common Stock of the Company up from the 15% that previously defined an acquiring person. On August 1, 2008, another amendment was approved which provided for an increase of the exercise price of the rights under the Rights Agreement (the “Rights”) to $50 from $15 and for the extension of the expiration date of the Rights to August 2, 2018.

In addition, the amendment includes a share exchange feature that provides the Company's Board of Directors the option of exchanging, in whole or in part, each Right, other than those of the hostile acquiring holder, for one share of the Company's common stock. This provision is intended to avoid requiring Rights holders to pay cash to exercise their Rights and to alleviate the uncertainty as to whether holders will exercise their Rights. The Plan is designed to protect the Company's shareholders from unfair or coercive takeover tactics. The rights may be exercised only upon the occurrence of certain triggering events, including the acquisition of, or a tender offer for, 20% or more of the Company's common stock without the Company's prior approval.

Stock Based Compensation Plans

The Company follows the FASB's guidance on Stock Compensation to account for stock based payments granted to employees and non-employee directors.

Overview of Plans

The Company adopted the 1994 Incentive and Nonqualified Stock Option Plan for Key Personnel (the “Key Personnel Plan”) and the 1994 Nonqualified Stock Option Plan for the Directors (the “Director Plan”). Under both plans, the option exercise price equals the stock's closing market price on the day prior to the grant date. The maximum term of any option granted pursuant to either the Key Personnel Plan or to the Director Plan is ten years. In accordance with their terms, the Key Personnel Plan and the Director Plan expired in May 2004 and no further grants can be made under these plans. No options remain outstanding under these plans at December 31, 2012.

In December 2005, the Compensation Committee of the Board of Directors adopted the 2005 Long-Term Incentive Plan (“2005 Plan”). The 2005 Plan allows the Company to issue stock options and other share and cash based awards. Under the 2005 Plan, 700,000 shares of the Company's common stock have been reserved for issuance upon exercise of equity awards granted thereunder. All grants under this plan expire 10 years from the date the grants were authorized by the Board of Directors.

In June 2008, the Company adopted the Advocat Inc. 2008 Stock Purchase Plan for Key Personnel (“Stock Purchase Plan”). The Stock Purchase Plan provides for the granting of rights to purchase shares of the Company's common stock to directors and officers and 150,000 shares of the Company's common stock has been reserved for issuance under the Stock Purchase Plan. The Stock Purchase Plan allows participants to elect to utilize a specified portion of base salary, annual cash bonus, or director compensation to purchase restricted shares or restricted share units (“RSU's”) at 85% of the quoted market price of a share of the Company's common stock on the date of purchase. The restriction period under the Stock Purchase Plan is generally two years from the date of purchase and during which the shares will have the rights to receive dividends, however, the restricted share certificates will not be delivered to the shareholder and the shares cannot be sold, assigned or disposed of during the restriction period. No grants can be made under the Stock Purchase Plan after April 25, 2018.

In April 2010, the Compensation Committee of the Board of Directors adopted the 2010 Long-Term Incentive Plan (“2010 Plan”), followed by approval by the Company's shareholders in June 2010. The 2010 Plan allows the Company to issue stock appreciation rights, stock options and other share and cash based awards. Under the 2010 Plan, 380,000 shares of the Company's common stock have been reserved for issuance upon exercise of equity awards granted under the 2010 Plan.

Equity Grants and Valuations

During 2012, the Compensation Committee of the Board of Directors approved grants totaling approximately 86,000 shares of restricted common stock to certain employees and members of the Board of Directors. A portion of these restricted shares vest 33% on the first, second and third anniversaries of the grant date, while another portion vested 33% upon grant and on the first and second anniversaries of the grant date. Also during 2011, the Compensation Committee of the Board of Directors approved grants of shares of restricted common stock to certain employees and members of the Board of Directors. These restricted shares vest one-third on the first, second and third anniversaries of the grant date. Unvested shares may not be sold or transferred. During the vesting period, dividends accrue on the restricted shares, but are paid in additional shares of common stock upon vesting, subject to the vesting provisions of the underlying restricted shares. The restricted shares are entitled to the same voting rights as other common shares. Upon vesting, all restrictions are removed.

During 2012, 2011 and 2010 the Compensation Committee of the Board of Directors approved the grant of Stock Only Stock Appreciation Rights (“SOSARs”) at the market price of the Company's common stock on the grant date. The SOSARs vest one-third on the first, second and third anniversaries of the grant date. The SOSARs are valued and recorded in the same manner as stock options, and will be settled with issuance of new stock for the difference between the market price on the date of exercise and the exercise price.

The Company recorded non-cash stock-based compensation expense for equity grants and RSU's issued under the Plans of $580,000, $537,000 and $597,000 during the years ended December 31, 2012, 2011, and 2010, respectively. Such amounts are included as components of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. As of December 31, 2012, there was $442,000 in unrecognized compensation costs related to stock-based compensation to be recognized over the applicable remaining vesting periods. The Company estimated the total recognized and unrecognized compensation using the Black-Scholes-Merton equity grant valuation model.

The table below shows the weighted average assumptions the Company used to develop the fair value estimates under its option valuation model:

	Year Ended December 31,
	2012	2011	2010
Expected volatility (range)	58% - 59%	59% - 60%	62% - 89%
Risk free interest rate (range)	0.80% - 1.03%	1.02% - 1.30%	2.21% - 3.28%
Expected dividends	3.75%	3.93%	3.22%
Weighted average expected term (years)	6	6	6

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

In computing the fair value of these equity grants, the Company estimated the equity grants' expected term based on the average of the vesting term and the original contractual terms of the grants, consistent with the Securities and Exchange Commission's interpretive guidance often referred to as the “Simplified Method.” The Company continues to use the Simplified Method since the Company's exercise history is not representative of the expected term of the equity granted in 2011. The Company's recent exercise history is primarily from options granted in 2005 that were vested at grant date and were significantly in-the-money due to an increase in stock price during the period between grant date and formal approval by shareholders, and from older options granted several years ago that had fully vested.

The table below describes the resulting weighted average grant date fair values calculated as well as the intrinsic value of options exercised under the Company's equity awards during each of the following years:

	Year Ended December 31,
	2012	2011	2010
Weighted average grant date fair value	$2.29	$2.19	$2.61
Total intrinsic value of exercises	$12,000	$87,000	$192,000

The following table summarizes information regarding stock options and SOSAR grants outstanding as of December 31, 2012:

	Weighted
	Average		Intrinsic		Intrinsic
Range of	Exercise	Grants	Value-grants	Grants	Value-grants
Exercise Prices	Prices	Outstanding	Outstanding	Exercisable	Exercisable
$10.40 to $11.59	$11.17	109,000	$—	109,000	$—
$2.37 to $6.21	$5.22	352,000	127,000	227,000	140,000
		461,000		336,000

As of December 31, 2012, the outstanding equity grants have a weighted average remaining life of 5.87 years and those outstanding equity grants that are exercisable have a weighted average remaining life of 4.92 years. During the year ended December 31, 2012, approximately 4,000 stock option and SOSAR grants were exercised under these plans. All of the equity grants exercised were net settled, therefore no proceeds were contributed.

Summarized activity of the equity compensation plans is presented below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding, December 31, 2011	451,000	$6.68
Granted	40,000	5.86
Exercised	(4,000)	2.91
Expired or cancelled	(26,000)	7.06
Outstanding, December 31, 2012	461,000	$6.62

Exercisable, December 31, 2012	336,000	$6.96

		Weighted
		Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding, December 31, 2011	41,000	$6.57
Granted	86,000	5.87
Dividend Equivalents	3,000	5.56
Vested	(33,000)	6.31
Cancelled	(3,000)	6.30
Outstanding December 31, 2012	94,000	$6.00

Summarized activity of the Restricted Share Units for the Stock Purchase Plan is as follows:

		Weighted
		Average
	Restricted	Grant Date
	Share Units	Fair Value
Outstanding, December 31, 2011	53,000	$6.68
Granted	27,000	5.80
Dividend Equivalents	2,000	5.55
Vested	(30,000)	6.57
Cancelled	—	—
Outstanding December 31, 2012	52,000	$6.24

Series A Preferred Stock

The Company is authorized to issue up to 200,000 shares of Series A Preferred Stock. The Company's Board of Directors is authorized to establish the terms and rights of each series, including the voting powers, designations, preferences, and other special rights, qualifications, limitations, or restrictions thereof.

Series B and Series C Redeemable Preferred Stock

As part of the consideration paid to Omega for restructuring the terms of the Omega Master Lease in November 2000, the Company issued to Omega 393,658 shares of the Company's Series B Redeemable Convertible Preferred Stock (“Series B Preferred Stock”) with a stated value of $3,300,000 and an annual dividend rate of 7% of the stated value. In October 2006, the Company and Omega entered into a Restructuring Stock Issuance and Subscription Agreement (“Restructuring Agreement”) to restructure the Series B Preferred Stock, eliminating the option of Omega to convert the Series B Preferred Stock into shares of Advocat common stock.

At the time of the Restructuring Agreement, the Series B Preferred Stock had a recorded value (including accrued dividends) of approximately $4,918,000 and was convertible into approximately 792,000 shares of common stock. The Company issued 5,000 shares of a new Series C Redeemable Preferred Stock (“Series C Preferred Stock”) to Omega in exchange for the 393,658 shares of Series B Preferred Stock held by Omega. The new Series C Preferred Stock has a stated value of approximately $4,918,000 and an annual dividend rate of 7% of its stated value payable quarterly in cash. The Series C Preferred Stock is not convertible, but has been redeemable at its stated value at Omega's option since September 30, 2010, and since September 30, 2007, has been redeemable at its stated value at the Company's option. Redemption under the Company's or Omega's option is subject to certain limitations.

In connection with the termination of the conversion feature, the Company agreed to pay Omega an additional $687,000 per year under the Lease Amendment. The additional annual payments of $687,000 were discounted over the twelve year term of the renewal to arrive at a net present value of $6,701,000, the preferred stock premium. The Company recorded the fair value of the elimination of the conversion feature as a reduction in Paid In Capital with an offsetting increase to record a premium on the Series C Preferred Stock. As a result, the Series C Preferred Stock was initially recorded at a total value of $11,619,000, equal to the stated value of the Series B Preferred Stock, $4,918,000, plus the value of the conversion feature, $6,701,000. The stated value of the preferred stock is classified as temporary equity and the additional obligation is classified as a noncurrent in the accompanying consolidated balance sheet. As the related cash payments were made, the preferred stock premium was reduced and interest expense was recorded.

The Series C Preferred Stock shares have preference in liquidation but do not have voting rights. The total redemption value is equal to the stated value plus any accrued but unpaid dividends. The liquidation preference value is equal to the redemption value. The following table reflects activity in the Series C Preferred Stock:

Series C Preferred Stock
	2012	2011	2010
Balance at the beginning of the period	$4,918,000	$4,918,000	$6,192,000
Amortization of preferred stock premium	—	—	(1,274,000)
Balance at the end of the period	$4,918,000	$4,918,000	$4,918,000

9.	NET INCOME (LOSS) PER COMMON SHARE
Information with respect to the calculation of basic and diluted net income (loss) per common share is presented below:

	Years Ended December 31,
	2012	2011	2010
Numerator: Income (loss) amounts attributable to Advocat Inc. common shareholders:
Income (loss) from continuing operations	$(3,217,000)	$1,186,000	$3,630,000
Less: net income attributable to noncontrolling interests	(126,000)	—	—
Income (loss) from continuing operations attributable to Advocat Inc.	(3,343,000)	1,186,000	3,630,000
Preferred stock dividends	(344,000)	(344,000)	(344,000)
Income (loss) from continuing operations attributable to Advocat Inc. shareholders	(3,687,000)	842,000	3,286,000
Income (loss) from discontinued operations, net of income taxes	297,000	181,000	219,000
Net income (loss) attributable to Advocat Inc. Shareholders	$(3,390,000)	$1,023,000	$3,505,000

Denominator: Basic Weighted Average Common Shares Outstanding:	5,821,000	5,744,000	5,732,000

Basic net income per common share
Income (loss) from continuing operations	$(0.63)	$0.15	$0.57
Income from discontinued operations
Operating income, net of taxes	0.02	0.03	0.12
Gain (loss) on disposal, net of taxes	0.03	—	(0.08)
Discontinued operations, net of taxes	0.05	0.03	0.04
Basic net income (loss) per common share	$(0.58)	$0.18	$0.61

	2012	2011	2010
Numerator: Income (loss) from continuing operations attributable to Advocat Inc. shareholders	(3,687,000)	842,000	3,286,000
Income (loss) from discontinued operations, net of income taxes	297,000	181,000	219,000
Net income (loss) attributable to Advocat Inc. Shareholders	$(3,390,000)	$1,023,000	$3,505,000

Basic weighted average common shares outstanding	5,821,000	5,744,000	5,732,000
Incremental shares from assumed exercise of options, SOSARS and Restricted Stock Units	—	162,000	122,000
Denominator: Diluted Weighted Average Common Shares Outstanding:	5,821,000	5,906,000	5,854,000

Diluted net income per common share
Income (loss) from continuing operations	$(0.63)	$0.14	$0.56
Income from discontinued operations
Operating income, net of taxes	0.02	0.03	0.12
Gain (loss) on disposal, net of taxes	0.03	—	(0.08)
Discontinued operations, net of taxes	0.05	0.03	0.04
Net income (loss)	$(0.58)	$0.17	$0.60

The dilutive effects of the Company's stock options, SOSARs, Restricted Shares and Restricted Share Units are included in the computation of diluted income per common share during the periods they are considered dilutive.

The following table reflects the weighted average outstanding SOSARs and Options that were excluded from the computation of diluted earnings per share, as they would have been anti-dilutive:

	2012	2011	2010
SOSARs/Options Excluded	348,000	202,000	323,000
The weighted average common shares for basic and diluted earnings for common shares were the same due to the year to date loss in 2012.

10. INCOME TAXES

The provision (benefit) for income taxes of continuing operations is composed of the following components:

	Year Ended December 31,
	2012	2011	2010
Current provision (benefit) :
Federal	$(349,000)	$55,000	$(257,000)
State	13,000	171,000	(82,000)
	(336,000)	226,000	(339,000)
Deferred provision (benefit):
Federal	(1,170,000)	199,000	1,851,000
State	(241,000)	12,000	190,000
	(1,411,000)	211,000	2,041,000
Provision (benefit) for income taxes of continuing operations
	$(1,747,000)	$437,000	$1,702,000

A reconciliation of taxes computed at statutory income tax rates on income (loss) from continuing operations is as follows:

	Year Ended December 31,
	2012	2011	2010
Provision (benefit) for federal income taxes at statutory rates	$(1,687,000)	$552,000	$1,813,000
Provision (benefit) for state income taxes, net of federal benefit	(175,000)	128,000	89,000
Resolution with tax authorities	—	(79,000)	—
Valuation allowance changes affecting the provision for income taxes	(7,000)	(8,000)	(2,000)
Employment tax credits	(130,000)	(1,000,000)	(580,000)
Nondeductible expenses	254,000	437,000	357,000
Stock based compensation expense	13,000	410,000	—
Other	(15,000)	(3,000)	25,000
Provision (benefit) for income taxes of continuing operations	$(1,747,000)	$437,000	$1,702,000

The net deferred tax assets and liabilities, at the respective income tax rates, are as follows:

	December 31,
	2012	2011
Current deferred tax assets:
Credit carryforwards	$251,000	$1,288,000
Net operating loss and other carryforwards	352,000	—
Allowance for doubtful accounts	1,447,000	1,066,000
Accrued liabilities	4,236,000	4,961,000
	6,286,000	7,315,000
Less valuation allowance	(242,000)	(298,000)
	6,044,000	7,017,000
Current deferred tax liabilities:
Prepaid expenses	(739,000)	(976,000)
	$5,305,000	$6,041,000

	December 31,
	2012	2011
Noncurrent deferred tax assets:
Net operating loss and other carryforwards	$1,365,000	$1,720,000
Credit carryforwards	964,000	—
Deferred lease costs	356,000	416,000
Depreciation	(2,036,000)	(2,589,000)
Tax goodwill and intangibles	(739,000)	(469,000)
Stock-based compensation	1,238,000	1,242,000
Accrued rent	4,538,000	4,582,000
Impairment of long-lived assets	659,000	656,000
Interest rate swap	564,000	579,000
Noncurrent self-insurance liabilities	6,062,000	4,785,000
	12,971,000	10,922,000
Less valuation allowance	(619,000)	(570,000)
	$12,352,000	$10,352,000

In 2012, 2011, and 2010, the Company recorded a deferred tax benefit to reverse approximately $7,000, $8,000 and $2,000, respectively, of the valuation allowance on deferred tax assets. The decreases in valuation allowance were based on the Company's assessment of the realization of certain individual tax assets. The Company continues to maintain a valuation allowance of approximately $861,000 to reduce the deferred tax assets by the amount management believes is more likely than not to not be utilized through the turnaround of existing temporary differences, future earnings, or a combination thereof. In future periods, the Company will continue to assess the need for and adequacy of the remaining valuation allowance.

At December 31, 2012, the Company had $9,174,000 of net operating losses, which expire at various dates beginning in 2019 and continue through 2021. The use of these loss carryforwards is limited by change in ownership provisions of the Federal tax code to a maximum of approximately $4,308,000. In 2005, the Company reduced the deferred tax asset and the corresponding valuation allowances for net operating loss deductions permanently lost as a result of the change in ownership provisions.

Stock based compensation increases the Company's effective tax rate to the extent that stock based compensation expense recorded in the Company's financial statements is non-deductible for tax purposes. This primarily occurs for equity grants that have a higher grant date fair value than the income tax deduction the Company receives upon exercise.

During 2011, the Company recorded an estimated $400,000 in employment tax credits under the Hiring Incentives to Restore Employment (HIRE) Act which provided a one-time tax credit. In addition, under the Work Opportunity Tax Credit ("WOTC")program the Company recorded $130,000, $600,000 and $580,000 in Work Opportunity Tax Credits during 2012, 2011 and 2010, respectively. In January 2013, the American Taxpayer Relief Act of 2012 (Act) was signed into law. The Act retroactively reinstated the federal Work Opportunity Tax Credit for qualifying costs paid during 2012. Pursuant to ASC 740-10-25-47 the effect of changes in the tax laws including retroactive changes are recognized in the period the law was enacted. The Company will be eligible to claim the WOTC on its 2012 tax return. The benefit of the credit will be recognized in the financial statements in 2013.

The Company follows the FASB's guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns evaluating the need to recognize or unrecognize uncertain tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2012	2011	2010
Balance at the beginning of the period	$86,000	$84,000	$76,000
Changes in tax positions for prior years	(86,000)	2,000	8,000
Balance at the end of the period	$—	$86,000	$84,000

The unrecognized tax benefits are accrued in “other current liabilities.” The net change in the amount of unrecognized tax benefits during the years ended December 31, 2012, 2011 and 2010 was related primarily to the adjustment of the estimated liability. None of the current unrecognized tax benefits are expected to impact the Company's effective tax rates.

The Company has chosen to classify interest and penalties as a component separate from income tax expense in its consolidated statements of income. The tax years 2009 through 2011 remain open to examination by major taxing jurisdictions in which the Company operates. During 2010, the Internal Revenue Service (“IRS”) commenced an examination of the Company's U.S. income tax returns for the years 2008 and 2009. The examination for both years was completed during 2011 and the Company recognized a combined income tax benefit of $79,000 as a result of the examination.

11. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company is committed under long-term operating leases with various expiration dates and varying renewal options. Minimum annual rentals, including renewal option periods (exclusive of taxes, insurance, and maintenance costs) under these leases beginning January 1, 2013, are as follows:

2013	$25,685,000
2014	26,161,000
2015	26,582,000
2016	27,174,000
2017	27,780,000
Thereafter	447,405,000
$580,787,000

Under lease agreements with Omega and others, the Company's lease payments are subject to periodic annual escalations as described below and in Note 2. Total lease expense for continuing operations was $23,930,000, $22,939,000 and $22,600,000 for 2012, 2011 and 2010, respectively. The accrued liability related to straight line rent was $11,389,000 and $11,537,000 at December 31, 2012 and 2011, respectively, and is included in “Other noncurrent liabilities” on the accompanying consolidated balance sheets.

Omega Leases

General Terms

The Company leases 36 nursing centers from Omega under a Master Lease. On October 20, 2006, the Company and Omega entered into a Third Amendment to Consolidated Amended and Restated Master Lease (“Lease Amendment”) to extend the term of its facilities leased from Omega. The Lease amendment extended the term to September 30, 2018 and provided a renewal option of an additional twelve years. Consistent with prior terms, the lease provides for annual increases in lease payments equal to the lesser of two times the increase in the consumer price index or 3 percent. Under generally accepted accounting principles, the Company is required to report these scheduled rent increases on a straight line basis over the 12 year term of the renewal period. These scheduled increases had no effect on cash rent payments at the start of the lease term and only result in additional cash outlay as the annual increases take effect each year.

The Master Lease requires the Company to fund annual capital expenditures related to the leased facilities at an amount currently equal to $422 per licensed bed. These amounts are subject to adjustment for increases in the Consumer Price Index. The Company is in compliance with the capital expenditure requirements. Total required capital expenditures during the remaining lease term and renewal options are $17,751,000. These capital expenditures are being depreciated on a straight-line basis over the shorter of the asset life or the appropriate lease term.

Upon expiration of the Master Lease or in the event of a default under the Master Lease, the Company is required to transfer all of the leasehold improvements, equipment, furniture and fixtures of the leased facilities to Omega. The assets to be transferred to Omega are being amortized on a straight-line basis over the shorter of the remaining lease term or estimated useful life, and will be fully depreciated upon the expiration of the lease. All of the equipment, inventory and other related assets of the facilities leased pursuant to the Master Lease have been pledged as security under the Master Lease. In addition, the Company has a letter of credit of $4,551,000 as a security deposit for the Company's leases with Omega, as described in Note 6.

Brentwood Terrace

In August 2009, the Company completed the construction of a 119-bed skilled nursing facility, Brentwood Terrace, located in Paris, Texas, replacing an existing 102-bed facility leased from Omega. The new facility was financed with funding from Omega and is leased from Omega under a long-term operating lease with renewal options through 2035. Annual rent was $789,000 initially, equal to 10.25% of $7,702,000, the total cost of the replacement facility, and is subject to the annual escalation provisions described above.

Texas Leased Nursing Centers

Effective August 11, 2007, the Company acquired the leases and leasehold interests of seven facilities which are leased from a subsidiary of Omega. In connection with this acquisition, the Company amended the Master Lease to include these seven facilities. The substantive terms of the lease of these centers, including payment provisions and lease period including renewal options were not changed by the amendment. The lease terms for the seven facilities provide for an initial term and renewal periods at the Company's option through May 31, 2035. The lease provides for annual increases in lease payments equal to the increase in the consumer price index, not to exceed 2.5%.

Renovation Funding

In January 2013, we entered into an amendment to the Master lease with Omega under which Omega agreed to provide an additional $5,000,000 to fund renovations to two nursing centers located in Texas that are leased from Omega. The annual base rent related to these facilities will be increased to reflect the amount of capital improvements to the respective facilities as the related expenditures are made. The increase is based on a rate of 10.25% per year of the amount financed under this amendment. This arrangement is similar to amendments entered into in 2011, 2009, 2006 and 2005 that provided financing totaling $20,000,000 that was used to fund renovations at fourteen nursing centers leased from Omega.

The Company completed an expansion to one of its facilities by making use of fifteen licensed beds it acquired in 2005. This expansion project was funded by Omega with the renovation funding previously described. This project increased capacity and footprint compared to the Company's previous lessor-funded facility projects which included renovations of existing facilities, but did not increase capacity. Accordingly, the costs incurred to expand the facility are recorded as a leasehold improvement asset with the amounts reimbursed by Omega for this project included as a long-term liability and amortized to rent expense over the remaining term of the lease. The capitalized leasehold improvements and lessor reimbursed costs are being amortized over the initial lease term ending in September 2018. The leasehold improvement asset and accumulated amortization are as follows:

	December 31
	2012	2011
Leasehold improvement	$921,000	$921,000
Accumulated Amortization	(316,000)	(210,000)
Net Intangible	$605,000	$711,000

Insurance Matters

Professional Liability and Other Liability Insurance
The Company has professional liability insurance coverage for its nursing centers that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. The Company has essentially exhausted all general and professional liability insurance available for claims asserted prior to July 1, 2011.
Currently, the Company’s nursing centers are covered by one of three types of professional liability insurance policies. The Company’s nursing centers in Arkansas, most of Kentucky, Tennessee, and two centers in West Virginia are covered by an insurance policy with coverage limits of $500,000 per medical incident and total annual aggregate policy limits of $1,000,000. This policy provides the only commercially affordable insurance coverage available for claims made during this period against these nursing centers. The Company’s nursing centers in Alabama, Florida, Ohio, Texas , one center in West Virginia and two centers in Kentucky are currently covered by insurance policies with coverage limits of $1,000,000 per medical incident, subject to a deductible of $495,000 per claim, with a total annual aggregate policy limit of $15,000,000 and a sublimit per center of $3,000,000.
Reserve for Estimated Self-Insured Professional Liability Claims
Because the Company’s actual liability for existing and anticipated professional liability and general liability claims will exceed the Company’s limited insurance coverage, the Company has recorded total liabilities for reported and estimated future claims of $22,740,000 as of December 31, 2012. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis and are presented without regard to any potential insurance recoveries. Amounts are added to the accrual for estimates of anticipated liability for claims incurred during each period, and amounts are deducted from the accrual for settlements paid on existing claims during each period.
The Company evaluates the adequacy of this liability on a quarterly basis. Semi-annually, the Company retains a third-party actuarial firm to assist in the evaluation of this reserve. Merlinos & Associates, Inc. (“Merlinos”) assisted management in the preparation of the most recent estimate of the appropriate accrual for the current claims period and for incurred but not reported general and professional liability claims based on data furnished as of November 30. Merlinos primarily utilizes historical data regarding the frequency and cost of the Company’s past claims over a multi-year period, industry data and information regarding the number of occupied beds to develop its estimates of the Company’s ultimate professional liability cost for current periods. The Actuarial Division of Willis of Tennessee, Inc. assisted the Company with all estimates prior to May 2012.
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
The Company’s cash expenditures for self-insured professional liability costs from continuing operations were $7,596,000,$7,758,000, and $5,122,000 for the years ended December 31, 2012, 2011 and 2010, respectively.
The Company follows the FASB Accounting Standards Update, “Presentation of Insurance Claims and Related Insurance Recoveries,” that clarifies that a health care entity should not net insurance recoveries against a related professional liability claim and that the amount of the claim liability should be determined without consideration of insurance recoveries. Accordingly, the Company has assets and equal liabilities of $1,238,000 at December 31, 2012 and $750,000 at December 31, 2011, respectively.
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

Other Insurance-
With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. The Company is completely self-insured for workers’ compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. From June 30, 2003 until June 30, 2007, the Company’s workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. For the period from July 1, 2008 through June 30, 2013, the Company is covered by a prefunded deductible policy. Under this policy, the Company is self-insured for the first $500,000 per claim, subject to an aggregate maximum of $3,000,000. The Company funds a loss fund account with the insurer to pay for claims below the deductible. The Company accounts for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred. The liability for workers’ compensation claims is $287,000 at December 31, 2012. The Company has a non-current receivable for workers’ compensation policies covering previous years of $920,000 as of December 31, 2012. The non-current receivable is a function of payments paid to the Company’s insurance carrier in excess of the estimated level of claims expected to be incurred.
As of December 31, 2012, the Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $175,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $679,000 at December 31, 2012. The differences between actual settlements and reserves are included in expense in the period finalized.

Employment Agreements

Current employment agreements-

The Company has employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.0 times their annual salary in the event of a termination without cause, a constructive discharge (as defined in each employee agreement), or upon a change in control of the Company (as defined in each employee agreement). The maximum contingent liability under these agreements is $1,035,000 as of December 31, 2012. The terms of such agreements are from one to three years and automatically renew for one year if not terminated by the employee or the Company. In addition, upon the occurrence of any triggering event, these certain members of management may elect to require the Company to purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of the Company's common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of the Company's common stock on December 31, 2012, there is no contingent liability for the repurchase of the equity grants. No amounts have been accrued for these contingent liabilities for members of management the Company currently employ. As discussed below, the Company has accrued and will accrue costs under the terms of such agreements for members of management who are no longer employed by the Company or are resigning from their positions with the Company.

Changes in executive officers-

In September 2011, the Company announced the resignation of its Chief Executive Officer, William R. Council, III. The Company recorded $1,258,000 in severance and other expenses in the third quarter of 2011 related to Mr. Council's departure in accordance with his employment agreement, most of which was paid on March 31, 2012. The Company and Mr. Council also entered into a six month consulting agreement effective October 1, 2011 to facilitate the transition of management. Under the consulting agreement, Mr. Council received $36,800 per month through March 2012.

On November 4, 2011, the Company promoted Kelly Gill to Chief Executive Officer of Advocat and appointed him to the Board of Directors.  In connection with his promotion, the Company entered into an amendment to his employment agreement. The amendment provided that Mr. Gill is the Chief Executive Officer and increased his base salary to $450,000.

In December 2011, L. Glynn Riddle, Jr., the Company's Chief Financial Officer, notified the Company of his resignation effective March 31, 2012. In connection with his resignation, the Company and Mr. Riddle entered into a retention agreement to facilitate the orderly transition to Mr. Riddle's successor. The Company recorded $256,000 in retention and other expenses in the first quarter of 2012 related to Mr. Riddle's departure.

On August 13, 2012, the Company appointed James R. McKnight, Jr. as Executive Vice President and Chief Financial Officer. In connection with the appointment of Mr. McKnight, the Company entered into an employment agreement which provides for an initial base salary of $225,000.

On January 2, 2013, the Company announced the appointment of Leslie Campbell as Executive Vice President and Chief Operating Officer. In connection with the appointment of Ms. Campbell, the Company entered into an employment agreement which provides for an initial base salary of $275,000.

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

All of the Company's nursing centers must be licensed by the state in which they are located in order to accept patients, regardless of payor source. In most states, nursing homes are subject to certificate of need laws, which require the Company to obtain government approval for the construction of new nursing homes or the addition of new licensed beds to existing homes. The Company's nursing centers must comply with detailed statutory and regulatory requirements on an ongoing basis in order to qualify for licensure, as well as for certification as a provider eligible to receive payments from the Medicare and Medicaid programs. Generally, the requirements for licensure and Medicare/Medicaid certification are similar and relate to quality and adequacy of personnel, quality of medical care, record keeping, dietary services, resident rights, and the physical condition of the facility and the adequacy of the equipment used therein. Each facility is subject to periodic inspections, known as “surveys” by health care regulators, to determine compliance with all applicable licensure and certification standards. Such requirements are both subjective and subject to change. If the survey concludes that there are deficiencies in compliance, the facility is subject to various sanctions, including but not limited to monetary fines and penalties, increased staffing requirements, suspension of new admissions, non-payment for new admissions and loss of licensure or certification. Generally, however, once a facility receives written notice of any compliance deficiencies, it may submit a written plan of correction and is given a reasonable opportunity to take mutually agreeable measures to correct the deficiencies. There can be no assurance that, in the future, the Company will be able to maintain such licenses and certifications for its facilities or that the Company will not be required to expend significant sums in order to comply with regulatory requirements. Recently, the Company has experienced an increase in the severity of survey citations and the size of monetary penalties, consistent with industry trends.

As of December 31, 2012, the Company is engaged in 49 professional liability lawsuits. Six lawsuits are currently scheduled for trial or mediation during the next year, and it is expected that additional cases will be set for trial. The ultimate results of any of the Company's professional liability claims and disputes cannot be predicted. The Company has limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against the Company in one or more of these legal actions could have a material adverse impact on the Company's financial position and cash flows.

On May 16, 2012, a purported stockholder class action complaint was filed in the U.S. District Court for the Middle District of Tennessee, against the Company's Board of Directors. This action alleges that the Board of Directors breached its fiduciary duties to stockholders related to its response to certain expressions of interest in a potential strategic transaction from Covington Investments, LLC (“Covington”). The complaint asserts that the Board failed to negotiate or otherwise appropriately consider Covington's proposals. In November, 2012, the lawsuit was dismissed without prejudice for lack of subject matter jurisdiction. The action was refiled in the Chancery Court for Williamson County, Tennessee (21st Judicial District) on November 30, 2012. The lawsuit remains in its early stages and has not yet been certified by the court as a class action. We intend to defend the matter vigorously.
In December 2011 and June 2012, two purported collective action complaints were filed in the U.S. District Court for the Middle District of Tennessee and the U.S. District Court for the Western District of Arkansas, respectively, against us and certain of our subsidiaries.  The complaints allege that the defendants violated the Fair Labor Standards Act (FLSA) and seek unpaid overtime wages.  The Middle Tennessee action was resolved by settlement and dismissed in 2012. The Plaintiffs in the Arkansas action have moved for conditional certification of a nationwide class of all of the Company's hourly employees.  The Company will defend the lawsuit vigorously.

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

The Company cannot currently predict with certainty the ultimate impact of any of the above cases on the Company's financial condition, cash flows or results of operations. In the course of the Company's business, it is periodically involved in governmental investigations, regulatory and administrative proceedings and lawsuits relating to its compliance with regulations and laws governing its operations, including reimbursement laws, fraud and abuse laws, elderly abuse laws, and state and federal false claims acts and laws governing quality of care issues. A finding of non-compliance with any of these governing laws or regulations in any such lawsuit, regulatory proceeding or investigation could subject it to fines, penalties and damages being excluded from the Medicare or Medicaid programs and could also have a material adverse impact on its financial condition, cash flows or results of operations.

Reimbursement

The Company is unable to predict what, if any, reform proposals or reimbursement limitations will be implemented in the future, or the effect such changes would have on its operations. For the year ended December 31, 2012, the Company derived 30.8% and 52.2% of its total patient and resident revenues related to continuing operations from the Medicare and Medicaid programs, respectively.

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

12. SUBSEQUENT EVENT

On March 6, 2013, the Company announced it entered into a definitive agreement to purchase five skilled nursing centers in Kansas for $15.5 million. The acquisition is expected to close in the second quarter of 2013.  The nursing centers have annual revenues of approximately $24 million and are expected to be accretive to earnings early in the Company's tenure as the operator of the facilities.   The acquisition will be financed in conjunction with a renewal and expansion of the Company's credit facility.

13. QUARTERLY FINANCIAL INFORMATION (Unaudited)

Selected quarterly financial information for each of the quarters in the years ended December 31, 2012 and 2011 is as follows:

	Quarter
2012	First	Second	Third	Fourth

Net revenues	$75,783,000	$75,820,000	$77,335,000	$79,134,000
Professional liability expense (1)	2,222,000	2,201,000	2,643,000	4,898,000
Income (loss) from continuing operations	(1,311,000)	125,000	180,000	(869,000)
Income (loss) from discontinued operations	(93,000)	8,000	262,000	120,000
Net income (loss) attributable to Advocat Inc. Shareholders	$(1,540,000)	$(534,000)	$(82,000)	$(1,234,000)

Basic net income (loss) per common share for Advocat Inc. shareholders:
Income (loss) from continuing operations	$(0.25)	$(0.09)	$(0.06)	$(0.23)
Income (loss) from discontinued operations	(0.02)	—	0.05	0.02
Net income (loss) per common share for Advocat Inc. shareholders	$(0.27)	$(0.09)	$(0.01)	$(0.21)

Diluted net income (loss) per common share for Advocat Inc. shareholders:
Income (loss) from continuing operations	$(0.25)	$(0.09)	$(0.06)	$(0.23)
Income (loss) from discontinued operations	(0.02)	—	0.05	0.02
Net income (loss) per common share for Advocat Inc. shareholders	$(0.27)	$(0.09)	$(0.01)	$(0.21)

(1)
The Company's quarterly results are significantly affected by the amounts recorded for professional liability expense, as discussed further in Note 11. The amount of expense recorded for professional liability in each quarter of 2012 is set forth in the table above.

	Quarter
2011	First	Second	Third	Fourth

Net revenues	$76,036,000	$77,817,000	$79,198,000	$76,416,000
Professional liability expense (1)	1,626,000	1,038,000	4,389,000	3,413,000
Income (loss) from continuing operations	1,290,000	4,702,000	(779,000)	(1,123,000)
Income (loss) from discontinued operations	(32,000)	167,000	30,000	16,000
Net income (loss) attributable to Advocat Inc. Shareholders	$352,000	$2,851,000	$(959,000)	$(1,221,000)

Basic net income (loss) per common share for Advocat Inc. shareholders:
Income (loss) from continuing operations	$0.07	$0.46	$(0.17)	$(0.21)
Income (loss) from discontinued operations	(0.01)	0.03	0.01	—
Net income (loss) per common share for Advocat Inc. shareholders	$0.06	$0.49	$(0.16)	$(0.21)

Diluted net income (loss) per common share for Advocat Inc. shareholders:
Income (loss) from continuing operations	$0.07	$0.45	$(0.17)	$(0.21)
Income (loss) from discontinued operations	(0.01)	0.03	0.01	—
Net income (loss) per common share for Advocat Inc. shareholders	$0.06	$0.48	$(0.16)	$(0.21)

(1)
The Company's quarterly results are significantly affected by the amounts recorded for professional liability expense, as discussed further in Note 11. The amount of expense recorded for professional liability in each quarter of 2011 is set forth in the table above.

ADVOCAT INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
OF CONTINUING OPERATIONS
(in thousands)

Column A	Column B	Column C			Column D	Column E
		Additions			Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Other	(Write-offs) net of Recoveries	Balance at End of Period
Year ended December 31, 2012: Allowance for doubtful accounts	$2,811	$3,581	$—	$—	$(2,540)	$3,852
Year ended December 31, 2011: Allowance for doubtful accounts	$2,799	$2,223	$—	$—	$(2,211)	$2,811
Year ended December 31, 2010: Allowance for doubtful accounts	$2,553	$2,105	$—	$—	$(1,859)	$2,799

S-1

ADVOCAT INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Column A	Column B	Column C			Column D	Column E
			Additions		Deductions
Description		Charged to Costs and Expenses	Charged to Other Accounts (2)	Other	Payments (1)	Balance at End of Period
Year ended December 31, 2012:
Professional Liability Reserve	$19,357	$11,385	$(406)	$—	$(7,596)	$22,740
Workers Compensation Reserve	$309	$142	$—	$311	$(475)	$287
Health Insurance Reserve	$853	$7,207	$—	$—	$(7,381)	$679
Year ended December 31, 2011:
Professional Liability Reserve	$17,251	$9,331	$533	$—	$(7,758)	$19,357
Workers Compensation Reserve	$346	$1,323	$—	$(257)	$(1,103)	$309
Health Insurance Reserve	$1,003	$7,247	$—	$—	$(7,397)	$853
Year ended December 31, 2010:
Professional Liability Reserve	$18,502	$4,205	$(334)	$—	$(5,122)	$17,251
Workers Compensation Reserve	$472	$872	$—	$509	$(1,507)	$346
Health Insurance Reserve	$1,121	$8,931	$—	$—	$(9,049)	$1,003

(1)	Payments for the Professional Liability Reserve include amounts paid for claims settled during the period as well as payments made under structured arrangements for claims settled in earlier periods.

(2)
As discussed in Note 3 of the Consolidated Financial Statements, the Company has presented the results of certain divestiture and lease termination transactions as discontinued operations. The amounts charged to Other Accounts represent the amounts charged to discontinued operations.

S-2

Exhibit
Number	Description of Exhibits

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 33-76150 on Form S-1).

3.2	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.5 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2006).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 33-76150 on Form S-1).

3.4	Bylaw Amendment adopted November 5, 2007 (incorporated by reference to Exhibit 3.4 to the Company's annual report on Form 10-K for the year ended December 31, 2007).

3.5	Amendment to Certificate of Incorporation dated March 23, 1995 (incorporated by reference to Exhibit A of Exhibit 1 to the Company's Form 8-A filed March 30, 1995).

3.6	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.4 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2001).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company's Registration Statement No. 33-76150 on Form S-1).

4.2	Amended and Restated Rights Agreement dated as of December 7, 1998 (incorporated by reference to Exhibit 1 to Form 8-A/A filed December 7, 1998).

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

4.5
Third Amendment to Amended and Restated Rights Agreement, dated August 14, 2009, between Advocat, Inc. and Computershare Trust Company, N.A, as successor to SunTrust Bank, (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form 8-A/A filed on August 14, 2009).

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

10.8
Security Agreement dated as of November 8, 2000 between Sterling Health Care Management, Inc. and Sterling Acquisition Corp. (incorporated by reference to Exhibit 10.87 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.9
Guaranty given as of November 8, 2000 by Registrant, Advocat Finance, Inc., Diversicare Management Services Co., in favor of Sterling Acquisition Corp. (incorporated by reference to Exhibit 10.88 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.10
First Amendment to Consolidated Amended and Restated Master lease dated September 30, 2001 by and between Sterling Acquisition Corp and Diversicare Leasing Corporation. (incorporated by reference to Exhibit 10.126 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.11
Purchase and Sale Agreement dated as of 4th day of November, 2004, by and between McKesson Medical-Surgical Minnesota Supply Inc. a Minnesota corporation, Advocat Distribution Services, Inc., a Tennessee corporation and Diversicare Management Services, Inc. (incorporated by reference to Exhibit 10.121 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

10.12
Second Amendment to Consolidated Amended and Restated Master Lease dated as of June 15, 2005 by and between Sterling Acquisition Corp. and Diversicare Leasing Corporation (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

*10.13
Amended and Restated Employment Agreement dated as of March 31, 2006, by and among Advocat Inc., a Delaware corporation, and William R. Council, III (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2006).

*10.14
Employment Agreement dated as of March 31, 2006, by and among Advocat Inc., a Delaware corporation, and L. Glynn Riddle. (incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2006).

10.15
Restructuring Stock Issuance and Subscription Agreement dated as of October 20, 2006 between Advocat Inc. and Omega Healthcare Investors, Inc. (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed October 24, 2006).

10.16
Third Amendment to Consolidated Amended and Restated Master Lease executed as of October 20, 2006, to be effective as of October 1, 2006 by and between Sterling Acquisition Corp. and Diversicare Leasing Corporation (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed October 24, 2006).

10.17
Subordinated Promissory Note in the amount of $2,533,614.53 issued to Omega HealthCare Investors Inc. dated as of October 1, 2006 (incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed October 24, 2006).

10.18
Fourth Amendment to Consolidated Amended and Restated Master Lease executed and delivered as of April 1, 2007 by and between Sterling Acquisition Corp., a Kentucky corporation, and Diversicare Leasing Corp., a Tennessee corporation (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2007).

10.19
Operations Transfer Agreement effective as of July 20, 2007, by and among certain subsidiaries of the Company, and Senior Management Services of America North Texas, Inc., a Texas corporation, Senior Management Services of Estates at Fort Worth, Inc., a Texas corporation, Senior Management Services of Doctors at Dallas, Inc., a Texas corporation, Senior Management Services of Humble, Inc., a Texas corporation, Senior Management Services of Katy, Inc., a Texas corporation, Senior Management Services of Treemont, Inc., a Texas corporation, Senior Management Services of Heritage Oaks at Ballinger, Inc., a Texas corporation, and Senior Management Services of Normandy at San Antonio, Inc., a Texas corporation (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2007).

10.20
Loan and Security Agreement made as of August 10, 2007, between Diversicare Leasing Corp., a Tennessee corporation, and Bridge Associates LLC, as trustee for the SMSA Creditors' Trust, a Texas trust. (Incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2007).

10.21
Fifth Amendment to Consolidated Amended and Restated Master Lease dated as of August 10, 2007 by and between Sterling Acquisition Corp., a Kentucky corporation and Diversicare Leasing Corp., a Tennessee corporation (incorporated by reference to Exhibit 10.7 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2007).

10.22
Sixth Amendment to Consolidated Amended and Restated Master Lease dated as of March 14, 2008 by and between Sterling Acquisition Corp., a Kentucky corporation and Diversicare Leasing Corp., a Tennessee corporation (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2008).

10.23
Seventh Amendment to Consolidated Amended and Restated Master Lease dated as of October 24, 2008 by and between Sterling Acquisition Corp., a Kentucky corporation and Diversicare Leasing Corp., a Tennessee corporation (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2008).

*10.24	Advocat Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on April 20, 2006).

*10.25	First Amendment to the Advocat Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.63 to the Company's annual report on Form 10-K for the year ended December 31, 2008).

10.26
Ninth Amendment to Consolidated Amended and Restated Master Lease dated as of May 5, 2009 by and between Sterling Acquisition Corp., a Kentucky corporation and Diversicare Leasing Corp., a Tennessee corporation (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2009).

10.27
Tenth Amendment to Consolidated Amended and Restated Master Lease dated as of September 8, 2009 by and between Sterling Acquisition Corp., a Kentucky corporation and Diversicare Leasing Corp., a Tennessee corporation (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2009).

*10.28
Employment Agreement effective April 5, 2010, by and among Advocat Inc., a Delaware corporation, and Kelly Gill (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.29
Lease Agreement dated as of July 14, 2010 by and between Diversicare Rose Terrace, LLC, a subsidiary of the registrant and A.B.E., LLC. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).

10.30
$15 million revolving credit facility dated March 17, 2010 between the registrant and The Privatebank and Trust Company. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.31
Eleventh Amendment to the Amended and Restated Master Lease (“Master Lease”) between the Company and Sterling Acquisition Corp., an affiliate of Omega Healthcare Investors, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.32
Amended and Restated Revolving Loan and Security Agreement, dated as of February 28, 2011, is by and among Diversicare Management Services Co., a Tennessee corporation, and those certain other entities set forth, The PrivateBank and Trust Company, an Illinois banking corporation in its individual capacity, and the other financial institutions parties thereto, and The PrivateBank and Trust Company, an Illinois banking corporation in its capacity as administrative agent for the Lenders. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.33
Amended and Restated Guaranty dated as of February 28, 2011, by Advocat Inc., to and for the benefit of The PrivateBank and Trust Company. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.34
Term Loan and Security Agreement dated as of February 28, 2011, by and among the subsidiaries of the Company, The PrivateBank and Trust Company, an Illinois banking corporation in its individual capacity and the other financial institutions parties thereto, and The PrivateBank and Trust Company, an Illinois banking corporation in its capacity as administrative agent for the Lenders. (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.35
Guaranty dated as of February 28, 2011, by Advocat Inc., a Delaware corporation to and for the benefit of The PrivateBank and Trust Company. (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.36
Swap Agreement between the Company and The PrivateBank and Trust Company dated as of March 1, 2011. (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

*10.37
Employment Agreement effective June 28, 2010, by and among Advocat Inc., a Delaware corporation, and William David Houghton. (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

*10.38
Amendment No. 1 effective March 9, 2011 to Employment Agreement by and among Advocat Inc., a Delaware corporation, and William David Houghton. (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011) .

*10.39
Separation Agreement dated September 27, 2011 between William R. Council, III and Advocat Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

*10.40
Consulting Agreement dated October 1, 2011 between William R. Council, III and Advocat Inc. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

*10.41
Amendment to Employment Agreement effective November 4, 2011 between Kelly Gill and Advocat Inc. (incorporated by reference to Exhibit 10.41 to the Company's annual report on Form 10-K for the year ended December 31, 2011).

*10.42
Retention Agreement dated December 20, 2011 between L. Glynn Riddle and Advocat Inc. (incorporated by reference to Exhibit 10.42 to the Company's annual report on Form 10-K for the year ended December 31, 2011).

*10.43
Employment Agreement effective January 1, 2012 between Samuel Daniels and Advocat Inc. (incorporated by reference to Exhibit 10.43 to the Company's annual report on Form 10-K for the year ended December 31, 2011).

*10.44
Separation Agreement dated February 8, 2012 between W. David Houghton and Advocat Inc. (incorporated by reference to Exhibit 10.44 to the Company's annual report on Form 10-K for the year ended December 31, 2011).

10.45
First Amendment to Term Loan and Security Agreement and a First Amendment to Amended and Restated Revolving Loan and Security Agreement each by and among the subsidiaries of the Company, The PrivateBank and Trust Company, an Illinois banking corporation in its individual capacity and the other financial institutions parties thereto, and The PrivateBank and Trust Company, an Illinois banking corporation in its capacity as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

*10.46
Amended and Restated Employment Agreement effective as of April 1, 2012, by and between Advocat Inc., a Delaware corporation, and Kelly Gill (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

*10.47
Amended and Restated Retention Bonus Agreement entered into as of March 15, 2012, by and between Advocat Inc., a Delaware corporation, and L. Glynn Riddle, Jr. (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

*10.48
Employment Agreement effective August 20, 2012, between James R. McKnight, Jr. and Advocat Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

*10.49	Employment Agreement effective January 1, 2013, between Leslie Campbell and Advocat Inc.

*10.50	Amendment No. 1 to Amended And Restated Employment Agreement effective as of March 1, 2013 by and between Advocat Inc., a Delaware corporation, and Kelly Gill.

21	Subsidiaries of the Registrant.

23.1	Consent of BDO USA.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).