Form 10-Q
period 2013-03-31
Diversicare Healthcare Services, Inc.
filed 2013-05-10
CIK 919956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
CHECK ONE:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .

Commission file No.: 1-12996
________________________________
Diversicare Healthcare Services, Inc.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
5,957,016
(Outstanding shares of the issuer’s common stock as of April 30, 2013)

Part I. FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2013	December 31, 2012
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$2,365	$5,938
Receivables, less allowance for doubtful accounts of $3,919 and $3,852, respectively	32,197	29,117
Other receivables	712	1,397
Prepaid expenses and other current assets	3,215	3,848
Income tax refundable	2,182	1,215
Current assets of discontinued operations	8	36
Deferred income taxes	4,800	5,305
Total current assets	45,479	46,856
PROPERTY AND EQUIPMENT, at cost	92,033	90,796
Less accumulated depreciation and amortization	(51,578)	(49,927)
Discontinued operations, net	1,053	1,053
Property and equipment, net (variable interest entity restricted – 2013: $7,066; 2012: $7,144)	41,508	41,922
OTHER ASSETS:
Deferred income taxes	12,964	12,352
Deferred financing and other costs, net	1,624	1,452
Investment in unconsolidated affiliate	183	420
Other noncurrent assets	3,878	3,349
Acquired leasehold interest, net	8,516	8,612
Total other assets	27,165	26,185
	$114,152	$114,963
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(continued)

	March 31, 2013	December 31, 2012
	(Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt and capitalized lease obligations (variable interest entity nonrecourse – 2013: $209; 2012: $206)	$1,421	$1,436
Trade accounts payable	5,370	4,460
Current liabilities of discontinued operations	2	10
Accrued expenses:
Payroll and employee benefits	11,714	11,837
Self-insurance reserves, current portion	9,435	9,175
Other current liabilities	3,760	4,275
Total current liabilities	31,702	31,193
NONCURRENT LIABILITIES:
Long-term debt and capitalized lease obligations, less current portion (variable interest entity nonrecourse – 2013: $5,419; 2012: $5,472)	27,686	28,026
Self-insurance reserves, noncurrent portion	15,070	14,531
Other noncurrent liabilities	17,197	17,544
Total noncurrent liabilities	59,953	60,101
COMMITMENTS AND CONTINGENCIES
SERIES C REDEEMABLE PREFERRED STOCK
$.10 par value, 5,000 shares authorized, issued and outstanding	4,918	4,918
SHAREHOLDERS’ EQUITY:
Series A preferred stock, authorized 200,000 shares, $.10 par value, none issued and outstanding	—	—
Common stock, authorized 20,000,000 shares, $.01 par value, 6,253,000 and 6,161,000 shares issued, and 6,021,000 and 5,929,000 shares outstanding, respectively	63	62
Treasury stock at cost, 232,000 shares of common stock	(2,500)	(2,500)
Paid-in capital	18,926	18,757
Retained earnings	397	1,779
Accumulated other comprehensive loss	(846)	(920)
Total shareholders’ equity of Diversicare Healthcare Services, Inc.	16,040	17,178
Noncontrolling interests	1,539	1,573
Total shareholders’ equity	17,579	18,751
	$114,152	$114,963
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2013	2012
PATIENT REVENUES, net	$79,337	$75,783
EXPENSES:
Operating	62,151	60,465
Lease and rent expense	6,253	5,822
Professional liability	3,928	2,222
General and administrative	6,341	6,822
Depreciation and amortization	1,762	1,763
Total expenses	80,435	77,094
OPERATING LOSS	(1,098)	(1,311)
OTHER INCOME (EXPENSE):
Equity in net losses of unconsolidated affiliate	(237)	—
Interest expense, net	(687)	(700)
Total other income (expense)	(924)	(700)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,022)	(2,011)
BENEFIT FOR INCOME TAXES	1,087	728
LOSS FROM CONTINUING OPERATIONS	(935)	(1,283)
LOSS FROM DISCONTINUED OPERATIONS:
Operating loss, net of taxes of $7 and $53, respectively	(12)	(93)
DISCONTINUED OPERATIONS	(12)	(93)
NET LOSS	(947)	(1,376)
Less: income attributable to noncontrolling interests	(18)	(78)
NET LOSS ATTRIBUTABLE TO DIVERSICARE HEALTHCARE SERVICES, INC.	(965)	(1,454)
PREFERRED STOCK DIVIDENDS	(86)	(86)
NET LOSS FOR DIVERSICARE HEALTHCARE SERVICES, INC. COMMON SHAREHOLDERS	$(1,051)	$(1,540)
NET LOSS PER COMMON SHARE FOR DIVERSICARE HEALTHCARE SERVICES, INC. SHAREHOLDERS:
Per common share – basic
Continuing operations	$(0.18)	$(0.25)
Discontinued operations	—	(0.02)
	$(0.18)	$(0.27)
Per common share – diluted
Continuing operations	$(0.18)	$(0.25)
Discontinued operations	—	(0.02)
	$(0.18)	$(0.27)
COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.055	$0.055
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	5,848	5,795
Diluted	5,848	5,795
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands and unaudited)

	Three Months Ended March 31,
	2013	2012
NET LOSS	$(947)	$(1,376)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of cash flow hedge	119	51
Income tax effect	(45)	(19)
COMPREHENSIVE LOSS	(873)	(1,344)
Less: comprehensive income attributable to noncontrolling interest	(18)	(78)
COMPREHENSIVE LOSS ATTRIBUTABLE TO DIVERSICARE HEALTHCARE SERVICES, INC.	$(891)	$(1,422)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(947)	$(1,376)
Discontinued operations	(12)	(93)
Net loss from continuing operations	(935)	(1,283)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1,762	1,763
Provision for doubtful accounts	834	868
Deferred income tax benefit	(152)	(261)
Provision for self-insured professional liability, net of cash payments	1,471	793
Stock-based compensation	174	164
Equity in net losses of unconsolidated affiliate	237	—
Other	—	90
Changes in other assets and liabilities affecting operating activities:
Receivables, net	(3,330)	(1,684)
Prepaid expenses and other assets	(1,103)	28
Trade accounts payable and accrued expenses	(392)	319
Net cash provided by (used in) continuing operations	(1,434)	797
Discontinued operations	(31)	225
Net cash provided by (used in) operating activities	(1,465)	1,022
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,253)	(1,334)
Change in restricted cash	—	440
Deposits and other deferred balances	—	(69)
Net cash used in continuing operations	(1,253)	(963)
Discontinued operations	—	6
Net cash used in investing activities	(1,253)	(957)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(355)	(329)
Proceeds from issuance of debt and capital leases	—	634
Financing costs	(252)	(118)
Issuance and redemption of employee equity awards	34	106
Payment of common stock dividends	—	(319)
Payment of preferred stock dividends	(86)	(86)
Contributions from (distributions to) noncontrolling interests	(52)	(52)
Payment for preferred stock restructuring	(144)	(139)
Net cash used in financing activities	(855)	(303)

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)
(continued)

	Three Months Ended March 31,
	2013	2012
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(3,573)	$(238)
CASH AND CASH EQUIVALENTS, beginning of period	5,938	6,692
CASH AND CASH EQUIVALENTS, end of period	$2,365	$6,454
SUPPLEMENTAL INFORMATION:
Cash payments of interest, net of amounts capitalized	$551	$583
Cash payments of income taxes	$25	$60
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012

1.	BUSINESS
Diversicare Healthcare Services, Inc. (together with its subsidiaries, “Diversicare Healthcare Services” or the “Company”) provides long-term care services to nursing center patients in eight states, primarily in the Southeast and Southwest. The Company’s centers provide a range of health care services to their patients and residents that include nursing, personal care, and social services. In addition to the nursing, personal care and social services usually provided in long-term care centers, the Company’s nursing centers also offer a variety of comprehensive rehabilitation services, as well as nutritional support services. The Company's continuing operations include centers in Alabama, Arkansas, Florida, Kentucky, Ohio, Tennessee, Texas, and West Virginia.
As of March 31, 2013, the Company’s continuing operations consist of 48 nursing centers with 5,538 licensed nursing beds. The Company owns eight and leases 40 of its nursing centers. The nursing center and licensed nursing bed count includes the 88-bed skilled nursing center in Clinton, Kentucky for which the Company entered into a lease agreement in April 2012. The Company had a limited number of patients at this facility while it completed the Medicare certification process which was obtained in the fourth quarter of 2012. The Medicaid certification for the Clinton, Kentucky center was obtained in the first quarter of 2013. The nursing center and licensed nursing bed count also includes the 154-bed skilled nursing center leased in Louisville, Kentucky that the Company has operated since September 2012. The Medicaid certification for the Louisville, Kentucky center was also obtained in the first quarter of 2013.

2.	CONSOLIDATION AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The interim consolidated financial statements include the operations and accounts of Diversicare Healthcare Services and its subsidiaries, all wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. Any variable interest entities (“VIEs”) in which the Company has an interest are consolidated when the Company identifies that it is the primary beneficiary. The Company has one variable interest entity and it relates to a nursing center in West Virginia described in Note 8. The investment in unconsolidated affiliate (a 50 percent owned joint venture partnership) is accounted for using the equity method and is described in Note 9.
The interim consolidated financial statements for the three month periods ended March 31, 2013 and 2012, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the Company’s financial position at March 31, 2013, and the results of operations and cash flows for the three month periods ended March 31, 2013 and 2012. The Company’s consolidated balance sheet at December 31, 2012 was derived from its audited consolidated financial statements as of December 31, 2012.
The results of operations for the three month periods ended March 31, 2013 and 2012 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

3.	RECENT ACCOUNTING GUIDANCE
In June 2011, the Financial Accounting Standards Board ("FASB") amended Accounting Standards Codification ("ASC") 220, “Comprehensive Income – Presentation of Comprehensive Income.” This amendment requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate, but consecutive, statements. The update eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued Accounting Standards Update ("ASU") 2011-12, which is an update to the amendment issued in June 2011. This amendment deferred the specific requirements to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. The amended guidance, which must be applied retroactively, is effective for interim and annual periods beginning after December 15, 2011, with earlier adoption permitted. The Company adopted this guidance effective January 1, 2012, and has applied it retrospectively. This ASU impacts presentation only and had no significant impact to the Company’s interim consolidated financial statements.

In July 2011, the FASB issued updated guidance in the form of ASU 2011-07, “Health Care Entities: Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities.” This guidance impacts health care entities that recognize significant amounts of patient service revenue at the time the services are rendered even though they do not assess the patient’s ability to pay. This updated guidance requires an impacted health care entity to present its provision for doubtful accounts as a deduction from revenue, similar to contractual discounts. Accordingly, patient service revenue for entities subject to this updated guidance will be required to be reported net of both contractual discounts and provision for doubtful accounts. The updated guidance also requires certain qualitative disclosures about the entity’s policy for recognizing revenue and bad debt expense for patient service transactions. The guidance was effective for the Company starting January 1, 2012. Based on the Company’s assessment of its admission procedures, the Company is not an impacted health care entity under this guidance since it assesses each patient’s ability or the patient’s payor source’s ability to pay. As a result of this assessment, the Company will continue to record bad debt expense as a component of operating expense, and adoption did not have an impact on the Company’s interim consolidated financial statements.
In July 2012, the FASB issued updated guidance in the form of ASU 2012-02 which amends ASC 350, “Intangibles-Goodwill and Other, Testing Indefinite-Lived Intangible Assets for Impairment.” This guidance is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This new guidance is an extension of guidance from September 2011 related to the testing of goodwill for impairment issued in the form of ASU 2011-08. Feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the qualitative assessment would also be helpful in impairment testing for intangible assets other than goodwill.

The updated guidance allows an entity the option to first qualitatively assess whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test for other non-amortized intangible assets is required. An entity is not required to perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. It is an entity's option to bypass the qualitative assessment and proceed directly to performing the quantitative impairment test for other non-amortized intangible assets. The guidance is effective for annual and interim impairment tests performed by the Company after January 1, 2013. The adoption of this guidance did not have a material impact on the Company's interim consolidated financial statements.

4.	LONG-TERM DEBT AND INTEREST RATE SWAP
The Company has agreements with a syndicate of banks for a mortgage term loan ("Mortgage Loan") and the Company’s revolving credit facility ("Revolver"). Under the terms of the agreements, the syndicate of banks provided the Mortgage Loan with an original balance of $23,000,000 with a five-year maturity through March 2016 and a $15,000,000 Revolver through March 2016. The Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25-year amortization. Interest is based on LIBOR plus 4.5% but is fixed at 7.07% based on the interest rate swap described below. The Mortgage Loan is secured by four owned nursing centers, related equipment and a lien on the accounts receivable of these facilities. The Mortgage Loan and the Revolver are cross-collateralized. The Company’s Revolver has an interest rate of LIBOR plus 4.5%.
The Revolver is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions. As of March 31, 2013, the Company had no borrowings outstanding under the revolving credit facility. Annual fees for letters of credit issued under this Revolver are 3.00% of the amount outstanding. The Company has a letter of credit of $4,551,000 to serve as a security deposit for a lease. Considering the balance of eligible accounts receivable, the letter of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $15,000,000, the balance available for borrowing under the revolving credit facility is $10,449,000 at March 31, 2013.
The Company’s debt agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and debt service coverage ratios. The Company is in compliance with all such covenants at March 31, 2013.
The Company has consolidated $5,628,000 in debt that is owed by the variable interest entity that owns the West Virginia nursing center described in Note 8. The borrower is subject to covenants concerning total liabilities to tangible net worth as well as current assets compared to current liabilities. The borrower was in compliance with all such covenants at December 31, 2012. The borrower’s liabilities do not provide creditors with recourse to the general assets of the Company.
Interest Rate Swap Transaction
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
The Company assesses the effectiveness of its interest rate swap on a quarterly basis and at March 31, 2013, the Company determined that the interest rate swap was effective. The interest rate swap valuation model indicated a net liability of $1,365,000 at March 31, 2013. The fair value of the interest rate swap is included in “other noncurrent liabilities” on the Company’s interim consolidated balance sheet. The balance of accumulated other comprehensive loss at March 31, 2013 is $846,000 and reflects the liability related to the interest rate swap, net of the income tax benefit of $519,000. As the Company’s interest rate swap is not traded on a market exchange, the fair value is determined using a valuation based on a discounted cash flow analysis. This analysis reflects the contractual terms of the interest rate swap agreement and uses observable market-based inputs, including estimated future LIBOR interest rates. The interest rate swap valuation is classified in Level 2 of the fair value hierarchy, in accordance with the FASB guidance set forth within ASC 820, Fair Value Measurement.

5.	INSURANCE MATTERS
Professional Liability and Other Liability Insurance
The Company has professional liability insurance coverage for its nursing centers that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. The Company has essentially exhausted all general and professional liability insurance available for claims asserted prior to July 1, 2012.
Currently, the Company’s nursing centers are covered by one of three types of professional liability insurance policies. The Company’s nursing centers in Arkansas, most of Kentucky, Tennessee, and two centers in West Virginia are covered by an insurance policy with coverage limits of $500,000 per medical incident and total annual aggregate policy limits of $1,000,000. This policy provides the only commercially affordable insurance coverage available for claims made during this period against these nursing centers. The Company’s nursing centers in Alabama, Florida, Ohio, Texas, one center in West Virginia and two in Kentucky are currently covered by one of the other two insurance policies with coverage limits of $1,000,000 per medical incident, subject to a deductible up to $495,000 per claim depending on policy, with a sublimit per center of $3,000,000, with one of the two policies holding an annual aggregate policy limit of $15,000,000.
Reserve for Estimated Self-Insured Professional Liability Claims
Because the Company’s actual liability for existing and anticipated professional liability and general liability claims will exceed the Company’s limited insurance coverage, the Company has recorded total liabilities for reported and estimated future claims of $23,584,000 as of March 31, 2013. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis and are presented without regard to any potential insurance recoveries. Amounts are added to the accrual for estimates of anticipated liability for claims incurred during each period, and amounts are deducted from the accrual for settlements paid on existing claims during each period.
The Company evaluates the adequacy of this liability on a quarterly basis. Semi-annually, the Company retains a third-party actuarial firm to assist in the evaluation of this reserve. Merlinos & Associates, Inc. (“Merlinos”) assisted management in the preparation of the most recent estimate of the appropriate accrual for the current claims period and for incurred, but not reported general and professional liability claims based on data furnished as of November 30, 2012. Merlinos primarily utilizes historical data regarding the frequency and cost of the Company’s past claims over a multi-year period, industry data and information regarding the number of occupied beds to develop its estimates of the Company’s ultimate professional liability cost for current periods. The Actuarial Division of Willis of Tennessee, Inc. assisted the Company with all estimates prior to May 2012.
On a quarterly basis, the Company obtains reports of asserted claims and lawsuits incurred. These reports, which are provided by the Company’s insurers and a third-party claims administrator, contain information relevant to the actual expense already incurred with each claim as well as the third-party administrator’s estimate of the anticipated total cost of the claim. This information is reviewed by the Company quarterly and provided to the actuary semi-annually. Based on the Company’s evaluation of the actual claim information obtained, the semi-annual estimates received from the third-party actuary, the amounts paid and committed for settlements of claims and on estimates regarding the number and cost of additional claims anticipated in the future, the reserve estimate for a particular period may be revised upward or downward on a quarterly basis. Any increase in the accrual decreases results of operations in the period and any reduction in the accrual increases results of operations during the period.

As of March 31, 2013, the Company is engaged in 47 professional liability lawsuits. Seven lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The Company’s cash expenditures for self-insured professional liability costs from continuing operations were $2,274,000 and $1,303,000 for the three months ended March 31, 2013 and 2012, respectively.
The Company follows current accounting guidance set forth in FASB ASU 2010-24, “Presentation of Insurance Claims and Related Insurance Recoveries,” that clarifies that a health care entity should not net insurance recoveries against a related professional liability claim, and that the amount of the claim liability should be determined without consideration of insurance recoveries. Accordingly, the Company has recorded assets and equal liabilities of $900,000 at March 31, 2013 and $1,238,000 at December 31, 2012, respectively.
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
Other Insurance
With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. The Company is completely self-insured for workers’ compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. From June 30, 2003 until June 30, 2007, the Company’s workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. For the period from July 1, 2008 through June 30, 2013, the Company is covered by a prefunded deductible policy. Under this policy, the Company is self-insured for the first $500,000 per claim, subject to an aggregate maximum of $3,000,000. The Company funds a loss fund account with the insurer to pay for claims below the deductible. The Company accounts for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred. The liability for workers’ compensation claims is $229,000 at March 31, 2013. The Company has a non-current receivable for workers’ compensation policy’s covering previous years of $1,021,000 as of March 31, 2013. The non-current receivable is a function of payments paid to the Company’s insurance carrier in excess of the estimated level of claims expected to be incurred.
As of March 31, 2013, the Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $175,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $692,000 at March 31, 2013. The differences between actual settlements and reserves are included in expense in the period finalized.

6.	STOCK-BASED COMPENSATION
During 2013 and 2012, the Compensation Committee of the Board of Directors approved grants totaling approximately 68,000 and 39,000 shares of restricted common stock to certain employees and members of the Board of Directors, respectively. The restricted shares vest 33% on the first, second and third anniversaries of the grant date. Unvested shares may not be sold or transferred. During the vesting period, dividends accrue on the restricted shares, but are paid in additional shares of common stock upon vesting, subject to the vesting provisions of the underlying restricted shares. The restricted shares are entitled to the same voting rights as other common shares. Upon vesting, all restrictions are removed.

During 2012, the Compensation Committee of the Board of Directors also approved grants of Stock Only Stock Appreciation Rights (“SOSARs”) at the market price of the Company's common stock on the grant date. The SOSARs vest 33% on the first, second and third anniversaries of the grant date. The SOSARs were valued and recorded in the same manner as stock options, and will be settled with issuance of new stock for the difference between the market price on the date of exercise and the exercise price. The Company estimated the total recognized and unrecognized compensation using the Black-Scholes-Merton equity grant valuation model.

2012
Expected volatility (range)	58% - 59%
Risk free interest rate (range)	0.795% - 1.025%
Expected dividends	3.75%
Weighted average expected term (years)	6

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
Stock-based compensation expense is non-cash and is included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. The Company recorded total stock-based compensation expense of $174,000 and $164,000 in the three month periods ended March 31, 2013 and 2012, respectively.

7.	EARNINGS (LOSS) PER COMMON SHARE
Information with respect to basic and diluted net loss per common share is presented below in thousands, except per share:

	Three Months Ended March 31,

	2013	2012
Numerator: Loss amounts attributable to Diversicare Healthcare Services, Inc. common shareholders:
Loss from continuing operations	$(935)	$(1,283)
Less: income attributable to noncontrolling interests	(18)	(78)
Loss from continuing operations attributable to Diversicare Healthcare Services, Inc.	(953)	(1,361)
Preferred stock dividends	(86)	(86)
Loss from continuing operations attributable to Diversicare Healthcare Services, Inc. shareholders	(1,039)	(1,447)
Loss from discontinued operations, net of income taxes	(12)	(93)
Net loss attributable to Diversicare Healthcare Services, Inc. common shareholders	$(1,051)	$(1,540)

	Three Months Ended March 31,
	2013	2012
Net loss per common share:
Per common share – basic
Loss from continuing operations	$(0.18)	$(0.25)
Income from discontinued operations
Operating income, net of taxes	—	0.02
Gain on disposal, net of taxes	—	—
Discontinued operations, net of taxes	—	0.02
Net loss per common share – basic	$(0.18)	$(0.27)
Per common share – diluted
Loss from continuing operations	$(0.18)	$(0.25)
Income from discontinued operations
Operating income, net of taxes	—	0.02
Gain on disposal, net of taxes	—	—
Discontinued operations, net of taxes	—	0.02
Net loss per common share - diluted	$(0.18)	$(0.27)
Denominator: Weighted Average Common Shares Outstanding:
Basic	5,848	5,795
Diluted	5,848	5,795
The effects of 415,000 and 151,000 SOSARs and options outstanding were excluded from the computation of diluted earnings per common share in 2013 and 2012, respectively, because these securities would have been anti-dilutive. The weighted average common shares for basic and diluted earnings for common shares were the same due to the quarterly loss in 2013 and 2012.

8.	VARIABLE INTEREST ENTITY
Accounting guidance requires that a variable interest entity (“VIE”) must be consolidated by the primary beneficiary in accordance with the provisions set forth within FASB ASC 810, Consolidation, as mentioned in Note 2 above. The primary beneficiary is the party that has both the power to direct activities of a VIE that most significantly impact the entity's economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. We perform ongoing qualitative analysis to determine if we are the primary beneficiary of a VIE. At March 31, 2013, we are the primary beneficiary of one VIE, and therefore, consolidate that entity.
Rose Terrace Health and Rehabilitation Center
On December 28, 2011, the Company completed construction of Rose Terrace Health and Rehabilitation Center (“Rose Terrace”), its third health care center in West Virginia. The 90-bed skilled nursing center is located in Culloden, West Virginia, along the Huntington-Charleston corridor, and offers 24-hour skilled nursing care designed to meet the care needs of both short and long-term nursing patients. The Rose Terrace nursing center utilizes a Certificate of Need the Company obtained in June 2009, when the Company completed the acquisition of certain assets of a skilled nursing center in West Virginia. The nursing center is licensed to operate by the state of West Virginia.
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
The Company has no equity interest in the entity that constructed the new facility and does not guarantee any debt obligations of the entity. The owners of the facility have provided guarantees of the debt of the entity and, based on those guarantees, the entity is considered to be a VIE. The Company owns the underlying Certificate of Need that is required for operation as a skilled nursing center. During 2011, the Company determined it is the primary beneficiary of the VIE based primarily on the ownership of the Certificate of Need, the fixed price purchase option described above, the Company’s ability to direct the activities that most significantly impact the economic performance of the VIE, and the right to receive potentially significant benefits from the VIE. Accordingly, as the primary beneficiary, the Company consolidates the balance sheet and results of operations of the VIE.

9. EQUITY METHOD INVESTMENT
The investment in unconsolidated affiliate reflected on the interim consolidated balance sheet relates to a pharmacy joint venture partnership in which the Company owns 50%. The joint venture was initially funded by the Company and its partner and began operations during 2012. This investment in unconsolidated affiliate is accounted for using the equity method as the Company exerts significant influence, but does not control or otherwise consolidate the entity. The investment in unconsolidated affiliate balance at March 31, 2013 was $183,000. Additionally, the Company's share of the net profits and losses of the unconsolidated affiliate are reported in equity in net earnings or losses of unconsolidated affiliate in our statement of operations. The Company's equity in the net losses of unconsolidated affiliate for the three month period ended March 31, 2013 was $237,000.

10.	BUSINESS DEVELOPMENT AND DISCONTINUED OPERATIONS
Acquisitions
On March 6, 2013, the Company entered into an asset purchase agreement ("the Agreement") with Cumberland & Ohio Co. of Texas, as receiver of the assets of SeniorTrust of Florida, Inc. to acquire certain land, improvements, furniture, fixtures and equipment, personal property and intangible property. The Agreement is comprised of five facilities, all located in Kansas for an aggregate purchase price of $15,500,000. The purchase closed during the second quarter of 2013 on May 1, 2013. The five facilities acquired under the Agreement include the following:

•	77-bed skilled nursing facility known as Chanute HealthCare Center

•	80-bed skilled nursing facility known as Council Grove HealthCare Center

•	126-bed skilled nursing facility known as Haysville HealthCare Center

•	99-bed skilled nursing facility known as Larned HealthCare Center

•	62-bed skilled nursing facility known as Sedgwick HealthCare Center

These five skilled nursing centers together have annual revenues of approximately $24,000,000 and are expected to be accretive to earnings early in the Company’s tenure as the operator of the facilities. See further discussion regarding this transaction in Note 11.
Lease Agreements
In April 2012, the Company entered into a lease agreement to operate an 88-bed skilled nursing center in Clinton, Kentucky. The center is subject to a mortgage insured through the United States Department of Housing and Urban Development. The current annual lease payments are approximately $373,000. The lease has an initial ten year term with two five-year renewal options and contains an option to purchase the property for $3,300,000 during the first five years. The center had not had residents since April 2011 after being de-certified by Medicare and Medicaid. The lease agreement called for a $125,000 lease commencement fee and the transaction is considered a lease agreement. Medicaid and Medicare certifications were obtained for this facility during the fourth quarter of 2012.
Separate from the above lease transaction, in September 2012, the Company announced it entered into a lease agreement to operate a 154-bed skilled nursing center in Louisville, Kentucky. The nursing center is owned by a real estate investment trust and the lease provides for an initial fifteen-year lease term with a five-year renewal option. The Company began operating the skilled nursing center on September 2012. This additional skilled nursing center increases the Company's footprint in Kentucky to eight nursing centers and was already operating and treating patients on the transition date. There was no purchase price paid to enter into the lease agreement for this skilled nursing center.
Discontinued Operations
Effective September 1, 2012, the Company sold an owned skilled nursing center in Arkansas to an unrelated party and has reclassified the operations of this facility as discontinued operations for all periods presented in the accompanying interim consolidated financial statements. The operating margins and the long-term business prospects of the nursing center did not meet the Company's strategic goals. This skilled nursing center contributed revenues of $0 and $1,315,000 and net loss of $4,000 and $11,000 during the three months ended March 31, 2013 and 2012, respectively.  The net income for the nursing center included in discontinued operations does not reflect any allocation of regional or corporate general and administrative expense or any allocation of corporate interest expense. The Company considered these additional costs along with the centers future prospects when determining the contribution of the skilled nursing center to its operations.

The assets and liabilities of the disposed skilled nursing center have been reclassified and are segregated in the interim consolidated balance sheets as assets and liabilities of discontinued operations. The current asset amounts are primarily composed of net accounts receivable of $8,000 and $36,000, and the current liabilities are primarily composed of trade payable and accrued real estate taxes of $2,000 and $10,000 at March 31, 2013 and December 31, 2012, respectively. The Company expects to collect the balance of the accounts receivable and pay the remaining trade payables and taxes in the ordinary course of business. The Company did not transfer the accounts receivable or liabilities to the new owner.

11.	SUBSEQUENT EVENTS
On May 1, 2013, the Company completed its acquisition of five skilled nursing centers in Kansas with Cumberland & Ohio Co. of Texas, as receiver of the assets of SeniorTrust of Florida, Inc. The completed transaction resulted in the acquisition of certain land, improvements, furniture, fixtures and equipment, personal property and intangible property all located in Kansas for an aggregate purchase price of $15,500,000. See further disclosure of the acquisition in Note 10 above. The Facilities are expected to be accretive to earnings early in the Company’s tenure as the operator of the facilities.
Additionally, in conjunction with the acquisition, the Company executed an Amended and Restated Credit Agreement (the "Credit Agreement") with a syndicate of financial institutions and banks, including The PrivateBank as the Administering Agent, in order to finance the consummation of the transaction contemplated by the Purchase Agreement. The Credit Agreement increases the Company's borrowing capacity to $65,000,000 allocated between a $45,000,000 term loan (the "Term Loan") and a $20,000,000 revolving credit facility. The Term Loan is structured under a 5-year term with a 25-year amortization.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Diversicare Healthcare Services, Inc. provides long-term care services to nursing center patients in eight states, primarily in the Southeast and Southwest. Our centers provide a range of health care services to their patients and residents that include nursing, personal care, and social services. In addition to the services usually provided in long-term care centers, we also offer a variety of comprehensive rehabilitation services as well as nutritional support services. As of March 31, 2013, our continuing operations consist of 48 nursing centers with 5,538 licensed nursing beds. We own eight and lease 40 of our nursing centers included in continuing operations. The nursing center and licensed nursing bed count includes the 88-bed skilled nursing center for which we entered into a lease agreement in April 2012 in Clinton, Kentucky. We had limited its number of patients while it completed the Medicare certification process, which was obtained in the fourth quarter of 2012. The Medicaid certification for the Clinton, Kentucky center was obtained in the first quarter of 2013. The nursing center and licensed nursing bed count also includes the recently leased 154-bed skilled nursing center in Louisville, Kentucky that we have operated since September 2012. Our continuing operations include centers in Alabama, Arkansas, Florida, Kentucky, Ohio, Tennessee, Texas and West Virginia.
As detailed further in our results of operations we have experienced a significant amount of expenses and start-up losses during 2012 related to our newly opened centers; however, we expect these nursing centers to be accretive to earnings in 2013.
Discontinued Operations
Effective September 1, 2012, we sold an owned skilled nursing center in Arkansas to an unrelated party, and have reclassified the operations of this facility as discontinued operations for all periods presented in the accompanying interim consolidated financial statements. The operating margins and the long-term business prospects of the nursing center did not meet our strategic goals. This skilled nursing center contributed revenues of $0 and $1,315,000 and net loss of $4,000 and $11,000 during the three months ended March 31, 2013 and 2012, respectively. The net income for the nursing center included in discontinued operations does not reflect any allocation of regional or corporate general and administrative expense or any allocation of corporate interest expense. We considered these additional costs along with the future prospects of this nursing center when determining the contribution of the skilled nursing center to our operations.

The assets and liabilities of the disposed skilled nursing center have been reclassified and are segregated in the interim consolidated balance sheets as assets and liabilities of discontinued operations. The current asset amounts are primarily composed of net accounts receivable of $8,000 and $36,000 and the current liabilities are primarily composed of trade payable and accrued real estate taxes of $2,000 and $10,000 at March 31, 2013 and December 31, 2012, respectively. The Company expects to collect the balance of the accounts receivable and pay the remaining trade payables and taxes in the ordinary course of business. The Company did not transfer the accounts receivable or liabilities to the new owner.
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

	Three Months Ended
	March 31, 2013	September 30, 2010
As a percent of total census:
Medicare census	13.3%	12.7%
Managed Care census	3.3%	1.1%
Total skilled mix census	16.6%	13.8%
As a percent of total revenues:
Medicare revenues	29.9%	29.8%
Managed Care revenues	6.2%	2.5%
Total skilled mix revenues	36.1%	32.3%
Medicare average rate per day:	$428.79	$389.63
Implementing Electronic Medical Records to improve Medicaid capture:
As another part of our strategic operating initiative, we implemented EMR to improve activity documentation, primarily in our states where the Medicaid payments are acuity-based. We completed the implementation of Electronic Medical Records in all our nursing centers in December 2011, on time and under budget. A comparison of our most recent quarter versus the third quarter of 2010 reflects the increase in our average Medicaid rate per day:

	Three Months Ended
	March 31, 2013	September 30, 2010
Medicaid average rate per day:	$161.32	$148.18
Accelerating center renovations:
As part of our strategic operating initiatives, we have accelerated our program for improving our physical plants. Since 2005, we have been completing strategic renovations of certain facilities that improve quality of care and profitability. We plan to continue these nursing center renovation projects and accelerate this strategy using the knowledge obtained in the first few years of this program. A comparison of our most recent quarter versus the third quarter of 2010 reflects our success with accelerating center renovations:

	March 31, 2013	September 30, 2010
Renovated nursing centers	17	14
Amounts expended on renovations (in millions)	$25.8	$20.9
Completing strategic acquisitions:
Our strategic operating initiatives include a renewed focus on completing strategic acquisitions. We continue to pursue and investigate opportunities to acquire, lease or develop new facilities, focusing primarily on opportunities within our existing areas of operation. We expect to announce additional development projects in the near future. We have added two skilled nursing centers in Kentucky and one in West Virginia. As part of our strategic process we disposed of an owned building in Arkansas. As detailed further in our results of operations, we experienced a significant amount of expenses related to start-up activities during 2012 at our two newly opened centers, while the center in Louisville, Kentucky was accretive to earnings during 2012. We expect both our newly opened West Virginia nursing center and our newly leased Kentucky nursing center in the reopening phase to be accretive to earnings in 2013. A comparison of our current nursing center and bed count, versus the third quarter of 2010, the quarter before we embarked on our strategic operating initiatives, reflects our success with strategic acquisitions:

	March 31, 2013	September 30, 2010
Nursing centers	48	45
Licensed nursing beds	5,538	5,234

We are incurring expenses and start-up losses in connection with these initiatives, as described more fully in “Results of Operations.” These investments in business initiatives have increased our operating expenses during 2013 and 2012. While we expect to see additional start-up losses, we also expect our investments to create additional revenue and improved profitability over the next several quarters.
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

Critical Accounting Policies and Judgments
A “critical accounting policy” is one which is both important to the understanding of our financial condition and results of operations and requires management’s most difficult, subjective or complex judgments often involving estimates of the effect of matters that are inherently uncertain. Actual results could differ from those estimates and cause our reported net income or loss to vary significantly from period to period. Our critical accounting policies are more fully described in our 2012 Annual Report on Form 10-K.
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
The following table sets forth net patient and resident revenues related to our continuing operations by payor source for the periods presented (dollar amounts in thousands):

	Three Months Ended March 31,
	2013		2012
Medicaid	$41,115	51.8%	$38,151	50.3%
Medicare	23,718	29.9	25,074	33.1
Managed Care	4,925	6.2	3,273	4.3
Private Pay and other	9,579	12.1	9,285	12.3
Total	$79,337	100.0%	$75,783	100.0%
The following table sets forth average daily skilled nursing census by payor source for our continuing operations for the periods presented:

	Three Months Ended March 31,
	2013		2011
Medicaid	2,827	68.2%	2,731	67.8%
Medicare	551	13.3	578	14.3
Managed Care	135	3.3	89	2.2
Private Pay and other	632	15.2	631	15.7
Total	4,145	100.0%	4,029	100.0%
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
Medicare and Medicaid Reimbursement
A significant portion of our revenues are derived from government-sponsored health insurance programs. Our nursing centers derive revenues under Medicaid, Medicare, Managed Care, Private Pay and other third party sources. We employ third-party specialists in reimbursement and also use these services to monitor regulatory developments to comply with reporting requirements and to ensure that proper payments are made to our operated nursing centers. It is generally recognized that all government-funded programs have been and will continue to be under cost containment pressures, but the extent to which these pressures will affect our future reimbursement is unknown.
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
The Budget Control Act of 2011 (“BCA”), enacted on August 2, 2011, increased the United States debt ceiling and linked the debt ceiling increase to corresponding deficit reductions through 2021. The BCA also established a 12 member joint committee of Congress known as the Joint Select Committee on Deficit Reduction (“Super Committee”). The Super Committee’s objective was to create proposed legislation to reduce the United States federal budget deficit by $1.5 trillion for fiscal years 2012 through 2021. Part of the BCA required this legislation to be enacted by December 23, 2011 or approximately $1.2 trillion in domestic and defense spending reductions would automatically begin through sequestration on January 1, 2013, split between domestic and defense spending. As no legislation was passed that would achieve the targeted savings outlined in the BCA, payments to Medicare providers have been reduced by 2% from planned levels effective April 1, 2013. Had sequestration been effective for the quarter ended March 31, 2013, we estimate the impact of such cuts would have resulted in a decrease in revenues of approximately $423,000 for the period.
In July 2012, CMS issued Medicare payment rates, effective October 1, 2012, that are expected to increase reimbursement to skilled nursing centers by approximately 1.8% compared to the fiscal year ending September 30, 2012. The increase is the net effect of a 2.5% inflation increase as measured by the SNF market basket, offset by a 0.7% negative productivity adjustment required by the Affordable Care Act. Effective April 1, 2013, the increase was offset by the 2% sequestration reduction called for by the BCA discussed above.
Therapy Services. There are annual Medicare Part B reimbursement limits on therapy services that can be provided to an individual. The limits impose a $1,880 per patient annual ceiling on physical and speech therapy services, and a separate $1,880 per patient annual ceiling on occupational therapy services. CMS established an exception process to permit therapy services in certain situations and we provide services that are reimbursed under the exceptions process. The exceptions process has been extended several times, most recently by the American Taxpayer Relief Act of 2012, which extended this exception process through December 31, 2013.
Related to the exceptions process discussed above, for services provided with dates of service between January 1, 2013 through March 31, 2013, providers were required to submit a request for an exception for therapy services above the threshold of $3,700 which will then be manually medically reviewed. Similar to the therapy cap exceptions process, the threshold process will have a $3,700 per patient threshold on physical and speech therapy services, and a separate $3,700 per patient threshold on occupational therapy services.
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
We receive the majority of our annual Medicaid rate increases during the third quarter of each year. The rate changes received in the third quarter of 2012 and the third quarter of 2011, along with increased Medicaid acuity in our acuity based states, was the primary contributor to our 3.8% increase in average rate per day for Medicaid patients in 2013 compared to 2012.

We are unable to predict what, if any, reform proposals or reimbursement limitations will be implemented in the future, or the effect such changes would have on our operations. For the three months ended March 31, 2013, we derived 29.9% and 51.8% of our total patient revenues related to continuing operations from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on our profitability.
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
Licensure and Other Health Care Laws
All of our nursing centers must be licensed by the state in which they are located in order to accept patients, regardless of payor source. In most states, nursing centers are subject to CON laws, which require us to obtain government approval for the construction of new nursing centers or the addition of new licensed beds to existing centers. Our nursing centers must comply with detailed statutory and regulatory requirements on an ongoing basis in order to qualify for licensure, as well as for certification as a provider eligible to receive payments from the Medicare and Medicaid programs. Generally, the requirements for licensure and Medicare/Medicaid certification are similar and relate to quality and adequacy of personnel, quality of medical care, record keeping, dietary services, patient rights, and the physical condition of the center and the adequacy of the equipment used therein. Each center is subject to periodic inspections, known as “surveys” by health care regulators, to determine compliance with all applicable licensure and certification standards. Such requirements are both subjective and subject to change. If the survey concludes that there are deficiencies in compliance, the center is subject to various sanctions, including but not limited to monetary fines and penalties, suspension of new admissions, non-payment for new admissions and loss of licensure or certification. Generally, however, once a center receives written notice of any compliance deficiencies, it may submit a written plan of correction and is given a reasonable opportunity to correct the deficiencies. There can be no assurance that, in the future, we will be able to maintain such licenses and certifications for our facilities or that we will not be required to expend significant sums in order to comply with regulatory requirements.

Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of March 31, 2013, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	After 5 Years
Long-term debt obligations (1)	$34,551	$3,321	$31,169	$61	$—
Settlement obligations (2)	4,117	4,117	—	—	—
Series C Preferred Stock (3)	4,918	4,918	—	—	—
Elimination of Preferred Stock Conversion feature (4)	3,778	687	1,374	1,374	343
Operating leases (5)	574,399	25,817	52,979	55,259	440,344
Required capital expenditures under operating leases (6)	16,952	258	516	516	15,662
Total	$638,715	$39,118	$86,038	$57,210	$456,349

(1)	Long-term debt obligations include scheduled future payments of principal and interest of long-term debt and amounts outstanding on our capital lease obligations.

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

We have employment agreements with certain members of management that provide for the payment to these members of amounts up to two times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change of control of the Company (as defined). The maximum contingent liability under these agreements is approximately $1,260,000 as of March 31, 2013. The terms of such agreements are for one year and automatically renew for one year if not terminated by us or the employee. In addition, upon the occurrence of any triggering event, those certain members of management may elect to require that we purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of our common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of our common stock on March 31, 2013, there is no contingent liability for the repurchase of the equity grants. No amounts have been accrued for these contingent liabilities.

Results of Operations
The results of operations presented have been reclassified to present the effects of certain divestitures discussed in the overview to "Management's discussion and analysis of financial condition and results of operations."
The following tables present the unaudited interim statements of operations and related data for the three month periods ended March 31, 2013 and 2012:

(in thousands)	Three Months Ended March 31,
	2013	2012	Change	%
PATIENT REVENUES, net	$79,337	$75,783	$3,554	4.7%
EXPENSES:
Operating	62,151	60,465	1,686	2.8%
Lease and rent expense	6,253	5,822	431	7.4%
Professional liability	3,928	2,222	1,706	76.8%
General and administrative	6,341	6,822	(481)	(7.1)%
Depreciation and amortization	1,762	1,763	(1)	(0.1)%
Total expenses	80,435	77,094	3,341	4.3%
OPERATING LOSS	(1,098)	(1,311)	213	(16.2)%
OTHER INCOME (EXPENSE):
Equity in net losses of unconsolidated affiliate	(237)	—	(237)	100.0%
Interest expense, net	(687)	(700)	13	(1.9)%
	(924)	(700)	(224)	32.0%
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,022)	(2,011)	(11)	0.5%
BENEFIT FOR INCOME TAXES	1,087	728	359	49.3%
LOSS FROM CONTINUING OPERATIONS	$(935)	$(1,283)	$348	(27.1)%

Percentage of Net Revenues	Three Months Ended March 31,
	2013	2012
PATIENT REVENUES, net	100.0%	100.0%
EXPENSES:
Operating	78.3	79.8
Lease and rent expense	7.9	7.7
Professional liability	5.0	2.9
General and administrative	8.0	9.0
Depreciation and amortization	2.2	2.3
Total expenses	101.4	101.7
OPERATING LOSS	(1.4)	(1.7)
OTHER INCOME (EXPENSE):
Equity in net losses of unconsolidated affiliate	(0.3)	—
Interest expense, net	(0.9)	(0.9)
	(1.2)	(0.9)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2.6)	(2.6)
BENEFIT FOR INCOME TAXES	1.4	1.0
LOSS FROM CONTINUING OPERATIONS	(1.2)%	(1.6)%
Three Months Ended March 31, 2013 Compared With Three Months Ended March 31, 2012
Patient Revenues
Patient revenues were $79.3 million in 2013 and $75.8 million in 2012. Our 90-bed West Virginia nursing center obtained its Medicare and Medicaid certification in the first quarter of 2012, and as a result, such center has contributed $1.6 million in revenue as it continues to develop its total census and Medicare and Managed Care census. Additionally, the leased 88-bed nursing center in Clinton, Kentucky generated revenues of $0.4 million, and the leased 154-bed skilled nursing center in Louisville, Kentucky contributed $2.4 million. Both newly leased centers completed the Medicare certification process in the fourth quarter of 2012 and the Medicaid certification process in the first quarter of 2013.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Three Months Ended March 31,
	2013		2012
Skilled nursing occupancy	75.8%	(1)	77.0%	(1)
As a percent of total census:
Medicare census	13.3%		14.3%
Managed Care census	3.3%		2.2%
As a percent of total revenues:
Medicare revenues	29.9%		33.1%
Medicaid revenues	51.8%		50.3%
Managed Care revenues	6.2%		4.3%
Average rate per day:
Medicare	$428.79		$417.26
Medicaid	$161.32		$155.48
Managed Care	$385.72		$391.42

(1)
Skilled nursing occupancy excludes our recently opened and leased West Virginia, Clinton, Kentucky and Louisville, Kentucky nursing centers. These centers are in the process of growing their occupancy as a percentage of licensed beds.

The average Medicaid rate per patient day for 2013 increased 3.8% compared to 2012, resulting in an increase in revenue of $1.5 million. This average rate per day for Medicaid patients is the result of rate increases in certain states and increasing patient acuity levels. The average Medicare rate per patient day for 2013 increased 2.8% compared to 2012, resulting in an increase in revenue of $0.6 million.
Our total average daily census increased by approximately 2.9% compared to 2012 resulting in additional revenue of $1.2 million. This increase includes a reduction in revenue of $0.8 million as a result of one less day of revenue in 2013 compared to 2012. Our growth in Medicaid census of 3.5% contributed $0.9 million in revenue. Our Medicare average daily census for 2013 decreased 4.7% compared to 2012, resulting in a decrease in revenue of $1.3 million. Managed Care average daily census increased 51.7% for a $1.6 million increase in revenue.
Operating Expense
Operating expense increased slightly in the first quarter of 2013 to $62.2 million as compared to $60.5 million in the first quarter of 2012, driven primarily by the $3.2 million increase in operating costs attributable to the three recently added nursing centers, but offset by reductions in wage costs. Operating expense decreased to 78.3% of revenue in the first quarter of 2013, compared to 79.8% of revenue in the first quarter of 2012 due significantly to higher margin census.
The largest component of operating expenses is wages, with the addition of the new centers described above experienced only a slight increase to $37.4 million in the first quarter of 2013 as compared to $37.3 million in the first quarter of 2012, an increase of $0.1 million, or 0.1%. In an effort to reduce overall labor costs, we have entered into contracts for laundry and housekeeping services resulting in increased costs of $0.4 million and $0.5 million, respectively for the first quarter of 2013, but resulted in overall savings in wages. The improvements in labor costs continue to be a trend as we remain committed to the strategic operating initiatives described above.
In addition to the factors above, operating expense was also impacted by an increase in provider taxes of $0.5 million in the first quarter of 2013 as compared to the corresponding period in the prior year, primarily as a result of Alabama’s provider tax increases and taxes for new facilities. We also experienced an increase in our workers' compensation costs of $0.2 million in the first quarter of 2013 as compared to the corresponding period in the prior year.
Lease Expense
Lease expense increased in the first quarter of 2013 to $6.3 million as compared to $5.8 million in the first quarter of 2012. The increase in lease expense was rent for lessor funded property renovations. Additionally, we incurred $0.3 million in combined lease expense for the newly leased nursing centers in Louisville and Clinton, Kentucky.
Professional Liability
Professional liability expense was $3.9 million in 2013 compared to $2.2 million in 2012, an increase of $1.7 million. We were engaged in 47 professional liability lawsuits as of March 31, 2013, compared to 49 as of December 31, 2012. Our quarterly cash expenditures for professional liability costs of continuing operations were $2.3 million and $1.3 million for 2013 and 2012, respectively. Professional liability expense and cash expenditures fluctuate from year to year based respectively on the results of our third-party professional liability actuarial studies and on the costs incurred in defending and settling existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.

General and Administrative Expense
General and administrative expense was approximately $6.3 million in the first quarter of 2013 as compared to $6.8 million in the first quarter of 2012, an improvement of $0.5 million. The improvement relates to separation costs and hiring and relocation costs of $0.8 million that occurred in the first quarter of 2012, but were nonrecurring in the first quarter of 2013. These decreases were offset by a $0.1 million increase in consulting and legal expenses related to our acquisition efforts and other expenses.
Depreciation and Amortization
Depreciation and amortization expense was approximately $1.8 million in 2013 and 2012. The depreciation expense associated with the fixed assets at the two centers leased in Kentucky during 2012 was fully offset by assets at a leased facility in Tennessee which became fully depreciated during 2012.
Interest Expense, Net
Interest expense was $0.7 million in both 2013 and 2012 as we have experienced no interest rate changes or significant changes in our underlying debt balances which drive this amount.

Loss from Continuing Operations before Income Taxes; Loss from Continuing Operations per Common Share
As a result of the above, continuing operations reported loss before income taxes of $2.0 million for the first quarter of 2013 and 2012. The benefit for income taxes was $1.1 million in the first quarter of 2013 as compared to $0.7 million in the first quarter of 2012. The increase in the benefit for income taxes is primarily attributable to recognition of the Work Opportunity Tax Credit ("WOTC") of $0.4 million in the first quarter of 2013. The basic and diluted loss per common share from continuing operations were both $0.18 for the first quarter of 2013 as compared to $0.25 in the first quarter of 2012.
Liquidity and Capital Resources
Liquidity
Our primary source of liquidity is the net cash flow provided by the operating activities of our facilities. We believe that these internally generated cash flows will be adequate to service existing debt obligations, fund required capital expenditures as well as provide cash flows for investing opportunities. In determining priorities for our cash flow, we evaluate alternatives available to us and select the ones that we believe will most benefit us over the long-term. Options for our cash include, but are not limited to, capital improvements, dividends, purchase of additional shares of our common stock, acquisitions, payment of existing debt obligations, preferred stock redemptions as well as initiatives to improve nursing center performance. We review these potential uses and align them to our cash flows with a goal of achieving long-term success.
Net cash provided by operating activities of continuing operations totaled $1.4 million in the first quarter of 2013 as compared to $0.8 million in the first quarter of 2012.
Our cash expenditures related to professional liability claims of continuing operations were $2.3 million and $1.3 million for each of the first quarters of 2013 and 2012, respectively. Although we work diligently to limit the cash required to settle and defend professional liability claims, a significant judgment entered against us in one or more legal actions could have a material adverse impact on our cash flows and could result in our being unable to meet all of our cash needs as they become due.
Investing activities of continuing operations used cash of $1.3 million and $1.0 million in 2013 and 2012, respectively. These amounts primarily represent cash used for purchases of property and equipment of $1.3 million in both years. We have used between $4.9 million and $13.5 million for capital expenditures of continuing operations in each of the three calendar years ended December 31, 2012. We used $0.4 million in restricted cash to fund capital improvements at the four owned nursing centers that secure the mortgage loan during the first quarter of 2012.
Financing activities of continuing operations used cash of $0.9 million in the first quarter of 2013 as compared to $0.3 million in the first quarter of 2012. We have used $0.3 million in 2013 for loan costs in relation to the acquisition of the Kansas facilities. Financing activities in 2012 reflects debt that was added of $0.6 million and payment of financing costs of $0.1 million by the entity that owns the West Virginia nursing center that we are consolidating. We had payment of existing debt obligations and capitalized leases of $0.4 million and $0.3 million in 2013 and 2012, respectively. In addition, financing activities reflect $0.1 million and $0.4 million in common stock and preferred stock dividends in 2013 and 2012, respectively.

Dividends
On March 9, 2013, the Board of Directors declared a quarterly dividend on common shares of $0.055 per share. While the Board of Directors intends to pay quarterly dividends, the Board will make the determination of the amount of future cash dividends, if any, to be declared and paid based on, among other things, the Company’s financial condition, funds from operations, the level of its capital expenditures and its future business prospects and opportunities.
Redeemable Preferred Stock
At March 31, 2013, we have outstanding 5,000 shares of Series C Redeemable Preferred Stock (“Preferred Stock”) that has a stated value of approximately $4.9 million which pays an annual dividend rate of 7% of its stated value. Dividends on the Preferred Stock are paid quarterly in cash. The Preferred Stock was issued to Omega in 2006 and is not convertible, but has been redeemable at its stated value at Omega’s option since September 30, 2010, and since September 30, 2007, has been redeemable at its stated value at our option. Redemption under our option or Omega’s is subject to certain limitations. We believe we have adequate resources to redeem the Preferred Stock if Omega were to elect to redeem it.
Professional Liability
We have professional liability insurance coverage for our nursing centers that, based on historical claims experience, is likely to be substantially less than the amount required to satisfy claims that were incurred. We have essentially exhausted all of our general and professional liability insurance coverage for claims first asserted prior to July 1, 2012.

Currently, the Company’s nursing centers are covered by one of three types of professional liability insurance policies. The Company’s nursing centers in Arkansas, most of Kentucky, Tennessee, and two centers in West Virginia are covered by an insurance policy with coverage limits of $500,000 per medical incident and total annual aggregate policy limits of $1,000,000. This policy provides the only commercially affordable insurance coverage available for claims made during this period against these nursing centers. The Company’s nursing centers in Alabama, Florida, Ohio, Texas, one center in West Virginia and two in Kentucky are currently covered by one of the other two insurance policies with coverage limits of $1,000,000 per medical incident, subject to a deductible up to $495,000 per claim depending on policy, with a sublimit per center of $3,000,000, with one of the two policies holding an annual aggregate policy limit of $15,000,000.
As of March 31, 2013, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred but unreported claims of $23.6 million. Our calculation of this estimated liability is based on an assumption that the Company will not incur a severely adverse judgment with respect to any asserted claim; however, a significant judgment could be entered against us in one or more of these legal actions, and such a judgment could have a material adverse impact on our financial position and cash flows.
Capital Resources
As of March 31, 2013, we had $29.1 million of outstanding long-term debt and capital lease obligations. The $29.1 million total includes $1.3 million in capital lease obligations and $5.6 million in a note payable for the nursing center that was recently constructed in West Virginia. The balance of the long-term debt is comprised of $22.2 million owed on our mortgage loan.
We have agreements with a syndicate of banks for a mortgage loan and our revolving credit facility. Under the terms of the agreements, the syndicate of banks provided mortgage debt (“Mortgage Loan”) with an original balance of $23.0 million with a five year maturity through March 2016 and a $15 million revolving credit facility (“Revolver”) through March 2016. The Mortgage Loan has a term of five years with principal and interest payable monthly based on a 25 year amortization. Interest is based on LIBOR plus 4.5% but is fixed at 7.07% based on the interest rate swap described below. The Mortgage Loan is secured by four owned nursing centers, related equipment and a lien on the accounts receivable of these facilities. The Mortgage Loan and the Revolver are cross-collateralized. Our Revolver has an interest rate of LIBOR plus 4.5%.
The Revolver is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions. As of March 31, 2013, we had no borrowings outstanding under the revolving credit facility. Annual fees for letters of credit issued under this revolver are 3.0% of the amount outstanding. We have a letter of credit of $4.6 million to serve as a security deposit for our Omega lease. Considering the balance of eligible accounts receivable at March 31, 2013, the letter of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $15.0 million, the balance available for borrowing under the revolving credit facility is $10.4 million. Eligible accounts receivable are calculated as defined and consider 80% of certain net receivables while excluding receivables from private pay patients, those pending approval by Medicaid and receivables greater than 90 days.
Our lending agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and debt service coverage ratios. We are in compliance with all such covenants at March 31, 2013.
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
Our calculated compliance with financial covenants is presented below:

	Requirement	Level at March 31, 2013
Minimum fixed charge coverage ratio	1.05:1.00	1.12:1.00
Minimum adjusted EBITDA	$10.0 million	$ 11.7 million
EBITDAR (mortgaged facilities)	$ 3.3 million	$ 3.3 million
We have consolidated $5.6 million in debt that is owed by the consolidated variable interest entity that owns our recently opened West Virginia nursing center. The borrower is subject to covenants concerning total liabilities to tangible net worth as well as current assets compared to current liabilities. The borrower is in compliance with all such covenants at December 31, 2012. The borrower’s liabilities do not provide creditors with recourse to our general assets.
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

Nursing Center Renovations
During 2005, we began an initiative to complete strategic renovations of certain facilities to improve occupancy, quality of care and profitability. We developed a plan to begin with those facilities with the greatest potential for benefit, and began the renovation program during the third quarter of 2005. As of March 31, 2013, we have completed renovations at seventeen facilities. We are currently implementing plans for renovation projects at two of our Texas facilities.
A total of $25.8 million has been spent on these renovation programs to date, with $19.0 million financed through Omega, $6.0 million financed with internally generated cash, and $0.7 million financed with long-term debt.
For the seventeen facilities in our continuing operations with renovations completed as of the beginning of the first quarter 2013 compared to the last twelve months prior to the commencement of renovation, average occupancy increased from 74.9% to 78.7% and Medicare average daily census increased from a total of 203 to 238 in the first quarter of 2013.
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
Accounts receivable attributable to patient services of continuing operations totaled $36.1 million at March 31, 2013 compared to $33.0 million at December 31, 2012, representing approximately 38 days and 37 days revenue in accounts receivable, respectively. The increase in accounts receivable is due to increases in payor sources with longer payment cycles, including Managed Care payors, as well as an increase in Medicaid patients undergoing the initial qualification process.
Our accounts receivable included approximately $3.9 million and $2.4 million at March 31, 2013 and December 31, 2012, respectively of unbilled accounts for the newly leased facility in Louisville, Kentucky.  During the change of ownership process, we were required to hold these accounts while waiting for final Medicare and Medicaid approvals.
The allowance for bad debt was $3.9 million at March 31, 2013 and December 31, 2012. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.
Off-Balance Sheet Arrangements
We have a letter of credit outstanding of approximately $4.6 million as of March 31, 2013, which serves as a security deposit for our facility lease with Omega. The letter of credit was issued under our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility.

Forward-Looking Statements
The foregoing discussion and analysis provides information deemed by management to be relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read in conjunction with our consolidated financial statements included herein. Certain statements made by or on behalf of us, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those contemplated by the forward-looking statements made herein. In addition to any assumptions and other factors referred to specifically in connection with such statements, other factors, many of which are beyond our ability to control or predict, could cause our actual results to differ materially from the results expressed or implied in any forward-looking statements including, but not limited to, our ability to successfully operate the new nursing centers in West Virginia and Kentucky, our ability to increase census at our renovated facilities, changes in governmental reimbursement, including the impact of the CMS final rule that has resulted in a reduction in Medicare reimbursement as of October 2012 and our ability to mitigate the impact of the revenue reduction, government regulation, the impact of the recently adopted federal health care reform or any future health care reform, any increases in the cost of borrowing under our credit agreements, our ability to comply with covenants contained in those credit agreements, the outcome of professional liability lawsuits and claims, our ability to control ultimate professional liability costs, the accuracy of our estimate of our anticipated professional liability expense, the impact of future licensing surveys, the outcome of proceedings alleging violations of laws and regulations governing quality of care or violations of other laws and regulations applicable to our business, impacts associated with the implementation of our electronic medical records plan, the costs of investing in our business initiatives and development, our ability to control costs, changes to our valuation of deferred tax assets, changes in occupancy rates in our facilities, changing economic and competitive conditions, changes in anticipated revenue and cost growth, changes in the anticipated results of operations, the effect of changes in accounting policies as well as others. Investors also should refer to the risks identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as risks identified in “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012 for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the Company’s business plans and prospects. Such cautionary statements identify important factors that could cause our actual results to materially differ from those projected in forward-looking statements. In addition, we disclaim any intent or obligation to update these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of March 31, 2013, we had outstanding borrowings of approximately $22.2 million that were subject to variable interest rates. In connection with our March 2011 financing agreement, we entered into an interest rate swap with respect to the mortgage loan to mitigate the floating interest rate risk of such borrowing. Therefore, we have no outstanding borrowings subject to variable interest rate risk after the March 2011 financing transaction.

ITEM 4. CONTROLS AND PROCEDURES
Diversicare Healthcare Services, with the participation of our principal executive and financial officers has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2013. Based on this evaluation, the principal executive and financial officer have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has been no change (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that has occurred during our fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 31, 2013, we are engaged in 47 professional liability lawsuits. Seven lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
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

Diversicare Healthcare Services, Inc.

May 9, 2013

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

4.3
Amendment No. 1 to the Amended and Restated Rights Agreement, dated March 19, 2005, by and between the Company and SunTrust Bank, as Rights Agent (incorporated by reference to Exhibit 2 to Form 8-A/A filed on March 24, 2005).

4.4
Second Amendment to the Amended and Restated Rights Agreement, dated August 15, 2008, by and between the Company and ComputerShare Trust Company, N.A., as successor to SunTrust Bank (incorporated by reference to Exhibit 3 to Form 8-A/A filed on August 18, 2008).

4.5
Third Amendment to Amended and Restated Rights Agreement, dated August 14, 2009, between the Company and Computershare Trust Company, N.A, as successor to SunTrust Bank, (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form 8-A/A filed on August 14, 2009).

*10.1
Employment Agreement effective January 1, 2013, between Leslie Campbell and the Company (incorporated by reference to Exhibit 10.49 to the Company's annual report on Form 10-K for the year ended December 31, 2012).

*10.2
Amendment No. 1 to Amended And Restated Employment Agreement effective as of March 1, 2013 by and between the Company, and Kelly Gill (incorporated by reference to Exhibit 10.50 to the Company's annual report on Form 10-K for the year ended December 31, 2012).

10.3	Asset Purchase Agreement effective March 6, 2013 between the Company and Cumberland & Ohio Co. of Texas, as receiver of the assets of SeniorTrust of Florida, Inc.

10.4
Operations Transfer Agreement effective March 6, 2013  by and between certain subsidiaries of the Company and the Cumberland & Ohio Co. of Texas, as receiver of the assets of SeniorTrust of Florida, Inc.

10.5
Amended and Restated Revolving Loan and Security Agreement dated April 30, 2013 among the Company and a syndicate of financial institutions and banks, including The PrivateBank as the Administering Agent.

10.6	Amended and Restated Term Loan and Security Agreement dated April 30, 2013 among the Company and a syndicate of financial institutions and banks, including The PrivateBank as the Administering Agent.

10.7	Amended and Restated Guaranty (Revolver) dated as of April 30, 2013, by the Company to and for the benefit of The PrivateBank in its capacity as administrative agent.

10.8	Amended and Restated Guaranty (Term Loan) dated as of April 30, 2013, by the Company to and for the benefit of The PrivateBank in its capacity as administrative agent.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.