Form 10-Q/A
period 2013-05-17
Diversicare Healthcare Services, Inc.
filed 2013-05-17
CIK 919956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

Diversicare Healthcare Services, Inc. (the Registrant) is filing this amendment (the Form 10-Q/A) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the Form 10-Q), filed with the U.S. Securities and Exchange Commission on May 9, 2013, solely to correct the inadvertent omission of certain Exhibits referenced in the filing. Exhibits 31.1, 31.2, and 32 which comprise the certifications pursuant to Rule 13a-14(a) or Rule 15d-14(a) and to Rule 13a-14(b) or Rule 15d-14(b) were omitted from the Form 10-Q previously filed by the Company and have been included on this Form 10-Q/A.

Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Diversicare Healthcare Services, Inc.

Date:	May 17, 2013

By:	/s/ Kelly J. Gill
Kelly J. Gill
President and Chief Executive Officer, Principal Executive Officer and
An Officer Duly Authorized to Sign on Behalf of the Registrant

By:	/s/ James Reed McKnight, Jr.
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

Dividends
On May 9, 2013, the Board of Directors declared a quarterly dividend on common shares of $0.055 per share. While the Board of Directors intends to pay quarterly dividends, the Board will make the determination of the amount of future cash dividends, if any, to be declared and paid based on, among other things, the Company’s financial condition, funds from operations, the level of its capital expenditures and its future business prospects and opportunities.
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