Form 10-Q
period 2013-06-30
Diversicare Healthcare Services, Inc.
filed 2013-08-08
CIK 919956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
CHECK ONE:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
5,959,518
(Outstanding shares of the issuer’s common stock as of July 31, 2013)

Part I. FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,965	$5,938
Receivables, less allowance for doubtful accounts of $4,374 and $3,852, respectively	33,838	29,117
Other receivables	1,070	1,397
Prepaid expenses and other current assets	3,184	3,848
Income tax refundable	—	1,215
Current assets of discontinued operations	7	36
Deferred income taxes	7,667	5,305
Total current assets	49,731	46,856
PROPERTY AND EQUIPMENT, at cost	109,012	90,796
Less accumulated depreciation and amortization	(53,274)	(49,927)
Discontinued operations, net	1,053	1,053
Property and equipment, net (variable interest entity restricted – 2013: $6,988; 2012: $7,144)	56,791	41,922
OTHER ASSETS:
Deferred income taxes	14,033	12,352
Deferred financing and other costs, net	2,289	1,452
Investment in unconsolidated affiliate	456	420
Other noncurrent assets	8,632	3,349
Acquired leasehold interest, net	8,420	8,612
Total other assets	33,830	26,185
	$140,352	$114,963
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(continued)

	June 30, 2013	December 31, 2012
	(Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt and capitalized lease obligations (variable interest entity nonrecourse – 2013: $212; 2012: $206)	$1,939	$1,436
Trade accounts payable	5,842	4,460
Current liabilities of discontinued operations	41	10
Income tax payable	715	—
Accrued expenses:
Payroll and employee benefits	12,681	11,837
Self-insurance reserves, current portion	11,309	9,175
Other current liabilities	4,861	4,275
Total current liabilities	37,388	31,193
NONCURRENT LIABILITIES:
Long-term debt and capitalized lease obligations, less current portion (variable interest entity nonrecourse – 2013: $5,366; 2012: $5,472)	49,618	28,026
Self-insurance reserves, noncurrent portion	16,510	14,531
Other noncurrent liabilities	16,637	17,544
Total noncurrent liabilities	82,765	60,101
COMMITMENTS AND CONTINGENCIES
SERIES C REDEEMABLE PREFERRED STOCK
$.10 par value, 5,000 shares authorized, issued and outstanding	4,918	4,918
SHAREHOLDERS’ EQUITY:
Series A preferred stock, authorized 200,000 shares, $.10 par value, none issued and outstanding	—	—
Common stock, authorized 20,000,000 shares, $.01 par value, 6,253,000 and 6,161,000 shares issued, and 6,021,000 and 5,929,000 shares outstanding, respectively	63	62
Treasury stock at cost, 232,000 shares of common stock	(2,500)	(2,500)
Paid-in capital	19,074	18,757
Retained earnings (accumulated deficit)	(2,219)	1,779
Accumulated other comprehensive loss	(641)	(920)
Total shareholders’ equity of Diversicare Healthcare Services, Inc.	13,777	17,178
Noncontrolling interests	1,504	1,573
Total shareholders’ equity	15,281	18,751
	$140,352	$114,963
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended June 30,
	2013	2012
PATIENT REVENUES, net	$82,691	$75,820
EXPENSES:
Operating	65,128	59,710
Lease and rent expense	6,280	5,941
Professional liability	4,543	2,200
General and administrative	7,001	6,076
Depreciation and amortization	1,816	1,769
Total expenses	84,768	75,696
OPERATING INCOME (LOSS)	(2,077)	124
OTHER INCOME (EXPENSE):
Equity in net income/(loss) of unconsolidated affiliate	22	(32)
Interest expense, net	(893)	(703)
Debt retirement costs	(320)	—
Total other income (expense)	(1,191)	(735)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,268)	(611)
BENEFIT FOR INCOME TAXES	1,124	170
LOSS FROM CONTINUING OPERATIONS	(2,144)	(441)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Operating income (loss), net of taxes of $21 and $5, respectively	(35)	8
DISCONTINUED OPERATIONS	(35)	8
NET LOSS	(2,179)	(433)
Less: income attributable to noncontrolling interests	(16)	(15)
NET LOSS ATTRIBUTABLE TO DIVERSICARE HEALTHCARE SERVICES, INC.	(2,195)	(448)
PREFERRED STOCK DIVIDENDS	(86)	(86)
NET LOSS FOR DIVERSICARE HEALTHCARE SERVICES, INC. COMMON SHAREHOLDERS	$(2,281)	$(534)
NET LOSS PER COMMON SHARE FOR DIVERSICARE HEALTHCARE SERVICES, INC. SHAREHOLDERS:
Per common share – basic
Continuing operations	$(0.38)	$(0.09)
Discontinued operations	(0.01)	—
	$(0.39)	$(0.09)
Per common share – diluted
Continuing operations	$(0.38)	$(0.09)
Discontinued operations	(0.01)	—
	$(0.39)	$(0.09)
COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.055	$0.055
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	5,874	5,825
Diluted	5,874	5,825
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands and unaudited)

	Three Months Ended June 30,
	2013	2012
NET LOSS	$(2,179)	$(433)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of cash flow hedge	331	(121)
Income tax effect	(126)	46
COMPREHENSIVE LOSS	(1,974)	(508)
Less: comprehensive income attributable to noncontrolling interest	(16)	(15)
COMPREHENSIVE LOSS ATTRIBUTABLE TO DIVERSICARE HEALTHCARE SERVICES, INC.	$(1,990)	$(523)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Six Months Ended June 30,
	2013	2012
PATIENT REVENUES, net	$162,028	$151,603
EXPENSES:
Operating	127,279	120,175
Lease and rent expense	12,533	11,763
Professional liability	8,471	4,422
General and administrative	13,342	12,898
Depreciation and amortization	3,578	3,532
Total expenses	165,203	152,790
OPERATING INCOME (LOSS)	(3,175)	(1,187)
OTHER INCOME (EXPENSE):
Equity in net losses of unconsolidated affiliate	(215)	(32)
Interest expense, net	(1,580)	(1,403)
Debt retirement costs	(320)	—
Total other income (expense)	(2,115)	(1,435)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(5,290)	(2,622)
BENEFIT FOR INCOME TAXES	2,211	898
LOSS FROM CONTINUING OPERATIONS	(3,079)	(1,724)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Operating income (loss), net of taxes of $28 and $48, respectively	(47)	(85)
DISCONTINUED OPERATIONS	(47)	(85)
NET LOSS	(3,126)	(1,809)
Less: income attributable to noncontrolling interests	(34)	(93)
NET LOSS ATTRIBUTABLE TO DIVERSICARE HEALTHCARE SERVICES, INC.	(3,160)	(1,902)
PREFERRED STOCK DIVIDENDS	(172)	(172)
NET LOSS FOR DIVERSICARE HEALTHCARE SERVICES, INC. COMMON SHAREHOLDERS	$(3,332)	$(2,074)
NET LOSS PER COMMON SHARE FOR DIVERSICARE HEALTHCARE SERVICES, INC. SHAREHOLDERS:
Per common share – basic
Continuing operations	$(0.56)	$(0.34)
Discontinued operations	(0.01)	(0.02)
	$(0.57)	$(0.36)
Per common share – diluted
Continuing operations	$(0.56)	$(0.34)
Discontinued operations	(0.01)	(0.02)
	$(0.57)	$(0.36)
COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.055	$0.110
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	5,861	5,810
Diluted	5,861	5,810
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands and unaudited)

	Six Months Ended June 30,
	2013	2012
NET LOSS	$(3,126)	$(1,809)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of cash flow hedge	450	(70)
Income tax effect	(171)	27
COMPREHENSIVE LOSS	(2,847)	(1,852)
Less: comprehensive income attributable to noncontrolling interest	(34)	(93)
COMPREHENSIVE LOSS ATTRIBUTABLE TO DIVERSICARE HEALTHCARE SERVICES, INC.	$(2,881)	$(1,945)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,126)	$(1,809)
Discontinued operations	(47)	(85)
Loss from continuing operations	(3,079)	(1,724)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	3,578	3,532
Provision for doubtful accounts	2,097	1,682
Deferred income tax benefit	(4,214)	(998)
Provision for self-insured professional liability, net of cash payments	4,756	1,176
Stock-based compensation	357	253
Equity in net losses of unconsolidated affiliate	(36)	(318)
Debt retirement costs	320	—
Other	23	186
Changes in other assets and liabilities affecting operating activities:
Receivables, net	(6,647)	(1,359)
Prepaid expenses and other assets	1,935	698
Trade accounts payable and accrued expenses	1,439	(222)
Net cash provided by continuing operations	529	2,906
Discontinued operations	(41)	374
Net cash provided by operating activities	488	3,280
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,800)	(2,218)
Acquisition of property and equipment through business combination	(14,742)	—
Change in restricted cash	(4,819)	605
Deposits and other deferred balances	—	(221)
Net cash used in continuing operations	(22,361)	(1,834)
Discontinued operations	—	7
Net cash used in investing activities	(22,361)	(1,827)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(22,905)	(659)
Proceeds from issuance of debt and capital leases	45,000	634
Financing costs	(1,341)	(118)
Issuance and redemption of employee equity awards	33	58
Payment of common stock dividends	(323)	(639)
Payment of preferred stock dividends	(172)	(172)
Distributions to noncontrolling interests	(104)	(102)
Payment for preferred stock restructuring	(288)	(279)
Net cash provided by (used in) financing activities	19,900	(1,277)

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)
(continued)

	Six Months Ended June 30,
	2013	2012
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(1,973)	$176
CASH AND CASH EQUIVALENTS, beginning of period	5,938	6,692
CASH AND CASH EQUIVALENTS, end of period	$3,965	$6,868
SUPPLEMENTAL INFORMATION:
Cash payments of interest, net of amounts capitalized	$1,227	$1,175
Cash payments of income taxes	$45	$141
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 AND 2012

1.	BUSINESS
Diversicare Healthcare Services, Inc. (together with its subsidiaries, “Diversicare Healthcare Services” or the “Company”) provides long-term care services to nursing center patients in nine states, primarily in the Southeast and Southwest. The Company’s centers provide a range of health care services to their patients and residents that include nursing, personal care, and social services. In addition to the nursing, personal care and social services usually provided in long-term care centers, the Company’s nursing centers also offer a variety of comprehensive rehabilitation services, as well as nutritional support services. The Company's continuing operations include centers in Alabama, Arkansas, Florida, Kansas, Kentucky, Ohio, Tennessee, Texas, and West Virginia.
As of June 30, 2013, the Company’s continuing operations consist of 53 nursing centers with 5,956 licensed nursing beds. The Company owns 13 and leases 40 of its nursing centers. The nursing center and licensed nursing bed count includes the Kansas centers acquired on May 1, 2013, which comprise five skilled nursing centers and 418 licensed beds. The Medicaid certification process was completed for these facilities during the second quarter of 2013, the Medicare certification process is currently underway at all five of the acquired Kansas facilities. The count also includes the 88-bed skilled nursing center in Clinton, Kentucky for which the Company entered into a lease agreement in April 2012. The Company had a limited number of patients at this facility while it completed the Medicare certification process which was obtained in the fourth quarter of 2012. The Medicaid certification for the Clinton, Kentucky center was obtained in the first quarter of 2013. The nursing center and licensed nursing bed count also includes the 154-bed skilled nursing center leased in Louisville, Kentucky that the Company has operated since September 2012. The Medicaid certification for the Louisville, Kentucky center was also obtained in the first quarter of 2013.

2.	CONSOLIDATION AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The interim consolidated financial statements include the operations and accounts of Diversicare Healthcare Services and its subsidiaries, all wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. Any variable interest entities (“VIEs”) in which the Company has an interest are consolidated when the Company identifies that it is the primary beneficiary. The Company has one variable interest entity related to a nursing center in West Virginia described in Note 8. The investment in unconsolidated affiliate (a 50 percent-owned joint venture partnership) is accounted for using the equity method and is described in Note 9.
The interim consolidated financial statements for the three and six month periods ended June 30, 2013 and 2012, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the Company’s financial position at June 30, 2013, and the results of operations and cash flows for the three and six month periods ended June 30, 2013 and 2012. The Company’s consolidated balance sheet at December 31, 2012 was derived from its audited consolidated financial statements as of December 31, 2012.
The results of operations for the six month periods ended June 30, 2013 and 2012 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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
The Company has agreements with a syndicate of banks for a mortgage term loan ("Original Mortgage Loan") and the Company’s revolving credit facility ("Original Revolver"). On May 1, 2013, the Company executed an Amended and Restated Credit Agreement (the "Credit Agreement") which modified the terms of the Original Mortgage Loan and the Original Revolver Agreements dated February 28, 2011. The Credit Agreement increases the Company's borrowing capacity to $65,000,000 allocated between a $45,000,000 Mortgage Loan ("Amended Mortgage Loan") and a $20,000,000 Revolver ("Amended Revolver"). Loan acquisition costs associated with the the Amended Mortgage Loan and the Amended Revolver were capitalized in the amount of $1,341,000 and will be amortized over the five-year term of the agreements. Loan acquisition costs of $320,000 associated with the Original Mortgage Loan were written off during the three month period ended June 30, 2013 and are recorded in Debt Retirement Costs in the Interim Consolidated Statement of Operations.
Under the terms of the amended agreements, the syndicate of banks provided the Amended Mortgage Loan with an original balance of $45,000,000 with a five-year maturity through April 30, 2018 and a $20,000,000 Amended Revolver through April 30, 2018. The Amended Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25-year amortization. Interest is based on LIBOR plus 4.5%. A portion of the Amended Mortgage Loan is effectively fixed at 6.87% pursuant to an interest rate swap with a notional amount of $22,500,000. The Amended Mortgage Loan is secured by thirteen owned nursing centers, related equipment and a lien on the accounts receivable of these facilities. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized. The Company’s Amended Revolver has an interest rate of LIBOR plus 4.5%.
The Amended Revolver is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions. As of June 30, 2013, the Company had no borrowings outstanding under the revolving credit facility. Annual fees for letters of credit issued under this Revolver are 3.00% of the amount outstanding. The Company has two letters of credit with a total value of $5,551,000 outstanding as of June 30, 2013. Considering the balance of eligible accounts receivable, the letter of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $20,000,000, the balance available for borrowing under the revolving credit facility is $14,449,000 at June 30, 2013.
The Company’s debt agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and debt service coverage ratios. The Company is in compliance with all such covenants at June 30, 2013.
The Company's consolidated financial statements also included debt of $5,578,000 that is owed by the variable interest entity that owns the West Virginia nursing center described in Note 8. The borrower is subject to covenants concerning total liabilities to tangible net worth as well as current assets compared to current liabilities. The borrower was in compliance with all such covenants at December 31, 2012. The borrower’s liabilities do not provide creditors with recourse to the general assets of the Company.
Interest Rate Swap Transaction
As part of the debt agreements entered into in March 2011, the Company entered into an interest rate swap agreement with a member of the bank syndicate as the counterparty. The Company designated its interest rate swap as a cash flow hedge and the earnings component of the hedge, net of taxes, is reflected as a component of other comprehensive income (loss). In conjunction with the amendment to the Credit Facility, the Company retained the previously agreed upon interest rate swap terms, and redesignated the interest rate swap as a cash flow hedge. The interest rate swap agreement requires the Company to make fixed rate payments to the bank calculated on the applicable notional amount of $22,500,000 at an annual fixed rate of 6.87% while the bank is obligated to make payments to the Company based on LIBOR on the same notional amounts.
The Company assesses the effectiveness of its interest rate swap on a quarterly basis and at June 30, 2013, the Company determined that the interest rate swap was effective. The interest rate swap valuation model indicated a net liability of $1,034,000 at June 30, 2013. The fair value of the interest rate swap is included in “other noncurrent liabilities” on the Company’s interim consolidated balance sheet. The balance of accumulated other comprehensive loss at June 30, 2013 is $641,000 and reflects the liability related to the interest rate swap, net of the income tax benefit of $393,000. As the Company’s interest rate swap is not traded on a market exchange, the fair value is determined using a valuation based on a discounted cash flow analysis. This analysis reflects the contractual terms of the interest rate swap agreement and uses observable market-based inputs, including estimated future LIBOR interest rates. The interest rate swap valuation is classified in Level 2 of the fair value hierarchy, in accordance with the FASB guidance set forth in ASC 820, Fair Value Measurement.

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
As of June 30, 2013, the Company’s nursing centers are covered by one of four types of professional liability insurance policies. The Company’s nursing centers in Arkansas, most of Kentucky, Tennessee, and two centers in West Virginia are covered by an insurance policy with coverage limits of $500,000 per medical incident and total annual aggregate policy limits of $1,000,000. This policy provides the only commercially affordable insurance coverage available for claims made during this period against these nursing centers. The Company’s nursing centers in Alabama, Florida, Ohio, Texas, one center in West Virginia and two in Kentucky are currently covered by one of the other two insurance policies with coverage limits of $1,000,000 per medical incident, subject to a deductible up to $495,000 per claim depending on policy, with a sublimit per center of $3,000,000, with one of the two policies holding an annual aggregate policy limit of $15,000,000. Finally, the nursing centers recently acquired in Kansas are currently covered by an insurance policy with coverage limits of $1,000,000 per medical incident with a sublimit per center of $3,000,000, and a total policy limit of $15,000,000.
Effective July 1, 2013, the Company established a wholly-owned, offshore limited purpose insurance subsidiary, SHC Risk Carriers, Inc. (“SHC”) to replace some of the expiring policies mentioned above. SHC covers losses up to specified limits per occurrence. On a per claim basis, coverage for losses in excess of those covered by SHC are maintained through unaffiliated commercial reinsurance carriers. All of the Company's nursing centers in Arkansas, Florida, Ohio, Tennessee, and West Virginia are now covered under the captive insurance policies along with most of the nursing facilities in Alabama, Kentucky, and Texas.
Reserve for Estimated Self-Insured Professional Liability Claims
Because the Company’s actual liability for existing and anticipated professional liability and general liability claims will likely exceed the Company’s limited insurance coverage, the Company has recorded total liabilities for reported and estimated future claims of $26,805,000 as of June 30, 2013. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis and are presented without regard to any potential insurance recoveries. Amounts are added to the accrual for estimates of anticipated liability for claims incurred during each period, and amounts are deducted from the accrual for settlements paid on existing claims during each period.
The Company evaluates the adequacy of this liability on a quarterly basis. Semi-annually, the Company retains a third-party actuarial firm to assist in the evaluation of this reserve. Merlinos & Associates, Inc. (“Merlinos”) assisted management in the preparation of the most recent estimate of the appropriate accrual for the current claims period and for incurred, but not reported general and professional liability claims based on data furnished as of May 31, 2013. Merlinos primarily utilizes historical data regarding the frequency and cost of the Company’s past claims over a multi-year period, industry data and information regarding the number of occupied beds to develop its estimates of the Company’s ultimate professional liability cost for current periods. The Actuarial Division of Willis of Tennessee, Inc. assisted the Company with all estimates prior to May 2012.
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
As of June 30, 2013, the Company is engaged in 51 professional liability lawsuits. Nine lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The Company’s cash expenditures for self-insured professional liability costs from continuing operations were $3,290,000 and $2,988,000 for the six months ended June 30, 2013 and 2012, respectively.
The Company follows current accounting guidance set forth in FASB ASU 2010-24, “Presentation of Insurance Claims and Related Insurance Recoveries,” that clarifies that a health care entity should not net insurance recoveries against a related professional liability claim, and that the amount of the claim liability should be determined without consideration of insurance recoveries. Accordingly, the Company has recorded assets and equal liabilities of $850,000 at June 30, 2013 and $1,238,000 at December 31, 2012, respectively.
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
Other Insurance
With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. The Company is completely self-insured for workers’ compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. From June 30, 2003 until June 30, 2007, the Company’s workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. For the period from July 1, 2008 through June 30, 2013, the Company is covered by a prefunded deductible policy. Under this policy, the Company is self-insured for the first $500,000 per claim, subject to an aggregate maximum of $3,000,000. The Company funds a loss fund account with the insurer to pay for claims below the deductible. The Company accounts for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred. The liability for workers’ compensation claims is $266,000 at June 30, 2013. The Company has a non-current receivable for workers’ compensation policies covering previous years of $1,077,000 as of June 30, 2013. The non-current receivable is a function of payments paid to the Company’s insurance carrier in excess of the estimated level of claims expected to be incurred.

As of June 30, 2013, the Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $175,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $747,000 at June 30, 2013. The differences between actual settlements and reserves are included in expense in the period finalized.

6.	STOCK-BASED COMPENSATION
During 2013 and 2012, the Compensation Committee of the Board of Directors approved grants totaling approximately 69,000 and 41,000 shares of restricted common stock to certain employees and members of the Board of Directors, respectively. The restricted shares vest 33% on the first, second and third anniversaries of the grant date. Unvested shares may not be sold or transferred. During the vesting period, dividends accrue on the restricted shares, but are paid in additional shares of common stock upon vesting, subject to the vesting provisions of the underlying restricted shares. The restricted shares are entitled to the same voting rights as other common shares. Upon vesting, all restrictions are removed.

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
Stock-based compensation expense is non-cash and is included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. The Company recorded total stock-based compensation expense of $357,000 and $253,000 in the six month periods ended June 30, 2013 and 2012, respectively.

7.	EARNINGS (LOSS) PER COMMON SHARE
Information with respect to basic and diluted net loss per common share is presented below in thousands, except per share:

	Three Months Ended June 30,		Six Months Ended June 30,

	2013	2012	2013	2012
Numerator: Loss amounts attributable to Diversicare Healthcare Services, Inc. common shareholders:
Loss from continuing operations	$(2,144)	$(441)	$(3,079)	$(1,724)
Less: income attributable to noncontrolling interests	(16)	(15)	(34)	(93)
Loss from continuing operations attributable to Diversicare Healthcare Services, Inc.	(2,160)	(456)	(3,113)	(1,817)
Preferred stock dividends	(86)	(86)	(172)	(172)
Loss from continuing operations attributable to Diversicare Healthcare Services, Inc. shareholders	(2,246)	(542)	(3,285)	(1,989)
Income (loss) from discontinued operations, net of income taxes	(35)	8	(47)	(85)
Net loss attributable to Diversicare Healthcare Services, Inc. common shareholders	$(2,281)	$(534)	$(3,332)	$(2,074)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss per common share:
Per common share – basic
Loss from continuing operations	$(0.38)	$(0.09)	$(0.56)	$(0.34)
Income from discontinued operations
Operating income (loss), net of taxes	(0.01)	—	(0.01)	(0.02)
Gain on disposal, net of taxes	—	—	—	—
Discontinued operations, net of taxes	(0.01)	—	(0.01)	(0.02)
Net loss per common share – basic	$(0.39)	$(0.09)	$(0.57)	$(0.36)
Per common share – diluted
Loss from continuing operations	$(0.38)	$(0.09)	$(0.56)	$(0.34)
Income from discontinued operations
Operating income, net of taxes	(0.01)	—	(0.01)	(0.02)
Gain on disposal, net of taxes	—	—	—	—
Discontinued operations, net of taxes	(0.01)	—	(0.01)	(0.02)
Net loss per common share - diluted	$(0.39)	$(0.09)	$(0.57)	$(0.36)
Denominator: Weighted Average Common Shares Outstanding:
Basic	5,874	5,825	5,861	5,810
Diluted	5,874	5,825	5,861	5,810
The effects of 326,000 and 274,000 SOSARs and options outstanding were excluded from the computation of diluted earnings per common share in 2013 and 2012, respectively, because these securities would have been anti-dilutive. The weighted average common shares for basic and diluted earnings for common shares were the same due to the quarterly and year-to-date loss in 2013 and 2012.

8.	VARIABLE INTEREST ENTITY

Accounting guidance requires that a variable interest entity (“VIE”) must be consolidated by the primary beneficiary in accordance with the provisions set forth in FASB ASC 810, Consolidation, as mentioned in Note 2 above. The primary beneficiary is the party that has both the power to direct activities of a VIE that most significantly impact the entity's economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. We perform ongoing qualitative analysis to determine if we are the primary beneficiary of a VIE. At June 30, 2013, we are the primary beneficiary of one VIE, and therefore, consolidate that entity.
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

9. EQUITY METHOD INVESTMENT
The investment in unconsolidated affiliate reflected on the interim consolidated balance sheet relates to a pharmacy joint venture partnership in which the Company owns 50%. The joint venture was initially funded by the Company and its partner and began operations during 2012. This investment in unconsolidated affiliate is accounted for using the equity method as the Company exerts significant influence, but does not control or otherwise consolidate the entity. The investment in unconsolidated affiliate balance at June 30, 2013 was $456,000 as compared to $420,000 at December 31, 2012. Additionally, the Company's share of the net profits and losses of the unconsolidated affiliate are reported in equity in net earnings or losses of unconsolidated affiliate in our statement of operations. The Company's equity in the net losses of unconsolidated affiliate for the six month period ended June 30, 2013 was $215,000 as compared to $32,000 for the six month period ended June 30, 2012.

10.	BUSINESS DEVELOPMENT AND DISCONTINUED OPERATIONS
Acquisitions
On March 6, 2013, the Company entered into an asset purchase agreement ("the Agreement") with Cumberland & Ohio Co. of Texas, as receiver of the assets of SeniorTrust of Florida, Inc. to acquire certain land, improvements, furniture, fixtures and equipment, and personal property of five facilities, all located in Kansas, for an aggregate purchase price of $15,500,000. The purchase of the Kansas facilities commenced on May 1, 2013. The Company also incurred $338,000 in acquisition-related expenses associated with this transaction. The five facilities acquired under the Agreement include the following:

•	77-bed skilled nursing facility known as Chanute HealthCare Center

•	80-bed skilled nursing facility known as Council Grove HealthCare Center

•	119-bed skilled nursing facility known as Haysville HealthCare Center

•	80-bed skilled nursing facility known as Larned HealthCare Center

•	62-bed skilled nursing facility known as Sedgwick HealthCare Center

As a result of the consummation of the Agreement, the Company allocated the purchase price of $15,500,000 between the assets associated with the transaction based on the fair market value of the acquired assets. In addition to the assets acquired in the transaction, the Company also assumed liabilities of $758,000 which resulted in total cash outlay of $14,742,000. The preliminary allocation of the purchase price was determined with the assistance of HealthTrust LLC, a third-party real estate valuation firm. The allocation for the assets acquired is as follows:

As of May 1, 2013
Purchase Price	$15,500,000

Land	2,130,000
Buildings	12,127,000
Furniture, fixtures, and equipment	1,200,000
Inventory	43,000

Less: Liabilities assumed	758,000

Total cash paid	$14,742,000

Since finalizing the purchase, the aforementioned facilities have contributed $3,895,000 in revenue to the Consolidated Interim Statement of Operations during the second quarter of 2013.

Lease Agreements
In April 2012, the Company entered into a lease agreement to operate an 88-bed skilled nursing center in Clinton, Kentucky. The center is subject to a mortgage insured through the United States Department of Housing and Urban Development. The current annual lease payments are approximately $373,000. The lease has an initial ten year term with two five-year renewal options and contains an option to purchase the property for $3,300,000 during the first five years. The center had not had residents since April 2011 after being decertified by Medicare and Medicaid. The lease agreement called for a $125,000 lease commencement fee and the transaction is considered a lease agreement. The Medicare certification for this facility was obtained during the fourth quarter of 2012, while the Medicaid certification was completed during the first quarter of 2013.
Separate from the above lease transaction, in September 2012, the Company entered into a lease agreement to operate a 154-bed skilled nursing center in Louisville, Kentucky. The nursing center is owned by a real estate investment trust and the lease provides for an initial fifteen-year lease term with a five-year renewal option. The Company began operating the skilled nursing center in September 2012. This skilled nursing center was already operating and treating patients on the transition date. There was no purchase price paid to enter into the lease agreement for this skilled nursing center.
Discontinued Operations
Effective September 1, 2012, the Company sold an owned skilled nursing center in Arkansas to an unrelated party and has reclassified the operations of this facility as discontinued operations for all periods presented in the accompanying interim consolidated financial statements. The operating margins and the long-term business prospects of the nursing center did not meet the Company's strategic goals. This skilled nursing center contributed revenues of $0 and $2,587,000 and net loss of $15,000 and $76,000 during the six months ended June 30, 2013 and 2012, respectively.  The net income for the nursing center included in discontinued operations does not reflect any allocation of regional or corporate general and administrative expense or any allocation of corporate interest expense. The Company considered these additional costs along with the center's future prospects when determining the contribution of the skilled nursing center to its operations.

The assets and liabilities of the disposed skilled nursing center have been reclassified and are segregated in the interim consolidated balance sheets as assets and liabilities of discontinued operations. The current asset amounts are primarily composed of net accounts receivable of $7,000 and $36,000, and the current liabilities are primarily composed of trade payable and accrued real estate taxes of $2,000 and $10,000 at June 30, 2013 and December 31, 2012, respectively. The Company expects to collect the balance of the accounts receivable and pay the remaining trade payables and taxes in the ordinary course of business. The Company did not transfer the accounts receivable or liabilities to the new owner.

11.	SUBSEQUENT EVENTS
On August 1, 2013, the Company assumed operations at Seneca Place, an existing 107-bed facility in Louisville, KY.  The nursing center is owned by a real estate investment trust ("REIT") and the lease provides for an initial 15-year lease term with a 5-year renewal option. This additional skilled nursing center increases the Company's footprint in Kentucky to nine nursing centers and was already operating and treating patients on the transition date. There was no purchase price paid to enter into the lease agreement for this skilled nursing center.

On August 1, 2013, the Company announced its intent to assume operations of three facilities in Ohio and one facility in Indiana.  The facilities are scheduled to be purchased by a REIT and the Company will assume responsibility for their operations upon the closing of that transaction.  The Company expects to assume operations of these facilities just prior to the end of the third quarter, or early in the fourth quarter of 2013.

Subsequent to June 30, 2013, the Company announced that it has entered into an agreement to terminate its lease with 11 facilities in Arkansas.  The Company anticipates completing this transaction in the third quarter of 2013 and will present the results of these facilities in Discontinued Operations for all periods presented beginning with the Form 10-Q filed with the results of the quarter ended September 30, 2013.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Diversicare Healthcare Services, Inc. provides long-term care services to nursing center patients in nine states, primarily in the Southeast and Southwest. Our centers provide a range of health care services to their patients and residents that include nursing, personal care, and social services. In addition to the services usually provided in long-term care centers, we also offer a variety of comprehensive rehabilitation services as well as nutritional support services. As of June 30, 2013, our continuing operations consist of 53 nursing centers with 5,956 licensed nursing beds. We own 13 and lease 40 of our nursing centers included in continuing operations. The nursing center and licensed nursing bed count includes the Kansas centers acquired on May 1, 2013, which comprise five skilled nursing centers and 418 licensed beds. The Medicaid certification process was completed for these facilities during the second quarter of 2013, the Medicare certification process is currently underway at all five of the acquired Kansas facilities. The nursing center and licensed nursing bed counts also include the 88-bed skilled nursing center in Clinton, Kentucky for which we entered into a lease agreement in April 2012. We had limited its number of patients while it completed the Medicare certification process, which was completed in the fourth quarter of 2012. The Medicaid certification for the Clinton, Kentucky center was obtained in the first quarter of 2013. The nursing center and licensed nursing bed counts also include the recently leased 154-bed skilled nursing center in Louisville, Kentucky that we have operated since September 2012. Our continuing operations include centers in Alabama, Arkansas, Florida, Kansas, Kentucky, Ohio, Tennessee, Texas and West Virginia.
Discontinued Operations
Effective September 1, 2012, we sold an owned skilled nursing center in Arkansas to an unrelated party, and have reclassified the operations of this facility as discontinued operations for all periods presented in the accompanying interim consolidated financial statements. The operating margins and the long-term business prospects of the nursing center did not meet our strategic goals. This skilled nursing center contributed revenues of $0 and $2,587,000 and net loss of $15,000 and $76,000 during the six months ended June 30, 2013 and 2012, respectively. The net income for the nursing center included in discontinued operations does not reflect any allocation of regional or corporate general and administrative expense or any allocation of corporate interest expense. We considered these additional costs along with the future prospects of this nursing center when determining the contribution of the skilled nursing center to our operations.

The assets and liabilities of the disposed skilled nursing center have been reclassified and are segregated in the interim consolidated balance sheets as assets and liabilities of discontinued operations. The current asset amounts are primarily composed of net accounts receivable of $7,000 and $36,000 and the current liabilities are primarily composed of trade payable and accrued real estate taxes of $2,000 and $10,000 at June 30, 2013 and December 31, 2012, respectively. The Company expects to collect the balance of the accounts receivable and pay the remaining trade payables and taxes in the ordinary course of business. The Company did not transfer the accounts receivable or liabilities to the new owner.
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

	Three Months Ended
	June 30, 2013	September 30, 2010
As a percent of total census:
Medicare census	12.4%	12.7%
Managed Care census	2.6%	1.1%
Total skilled mix census	15.0%	13.8%
As a percent of total revenues:
Medicare revenues	28.2%	29.8%
Managed Care revenues	5.3%	2.5%
Total skilled mix revenues	33.5%	32.3%
Medicare average rate per day:	$416.38	$389.63
Implementing Electronic Medical Records to improve Medicaid capture:
As another part of our strategic operating initiative, we implemented EMR to improve activity documentation, primarily in our states where Medicaid payments are acuity-based. We completed the implementation of Electronic Medical Records in all our nursing centers in December 2011, on time and under budget. A comparison of our most recent quarter versus the third quarter of 2010 reflects the increase in our average Medicaid rate per day:

	Three Months Ended
	June 30, 2013	September 30, 2010
Medicaid average rate per day:	$161.94	$148.18
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

	June 30, 2013	September 30, 2010
Renovated nursing centers	17	14
Amounts expended on renovations (in millions)	$27.0	$20.9
Completing strategic acquisitions:
Our strategic operating initiatives include a renewed focus on completing strategic acquisitions. We continue to pursue and investigate opportunities to acquire, lease or develop new facilities, focusing primarily on opportunities within our existing areas of operation. We expect to announce additional development projects in the near future. We have added two skilled nursing centers in Kentucky, one in West Virginia, and five in Kansas. As part of our strategic process we disposed of an owned building in Arkansas. As detailed further in our results of operations, we experienced a significant amount of expenses related to start-up activities during 2012 at our two newly opened centers, while the center in Louisville, Kentucky was accretive to earnings during 2012. We expect our West Virginia nursing center, our newly leased Kentucky nursing center in the reopening phase, and the five Kansas facilities to be accretive to earnings in 2013. A comparison of our current nursing center and bed count, versus the third quarter of 2010, the quarter before we embarked on our strategic operating initiatives, reflects our success with strategic acquisitions:

	June 30, 2013	September 30, 2010
Nursing centers	53	45
Licensed nursing beds	5,956	5,234

These investments in business initiatives have increased our operating expenses during 2013 and 2012. While we expect to see additional start-up losses at some of these facilities, we also expect our investments to create additional revenue and improved profitability over the next several quarters.
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
The following table sets forth net patient and resident revenues related to our continuing operations by payor source for the periods presented (dollar amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Medicaid	$43,918	53.1%	$39,503	52.1%	$85,033	52.5%	$77,655	51.2%
Medicare	23,347	28.2	23,328	30.8	47,066	29.0	48,402	31.9
Managed Care	4,420	5.3	3,617	4.8	9,344	5.8	6,890	4.5
Private Pay and other	11,006	13.4	9,372	12.3	20,585	12.7	18,656	12.4
Total	$82,691	100.0%	$75,820	100.0%	$162,028	100.0%	$151,603	100.0%
The following table sets forth average daily skilled nursing census by payor source for our continuing operations for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Medicaid	3,039	68.2%	2,762	68.2%	3,036	68.0%	2,746	68.0%
Medicare	553	12.4	539	13.3	572	12.8	558	13.8
Managed Care	114	2.6	98	2.4	126	2.8	94	2.3
Private Pay and other	750	16.8	649	16.1	730	16.4	640	15.9
Total	4,456	100.0%	4,048	100.0%	4,464	100.0%	4,038	100.0%
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
In March 2010, significant legislation concerning health care and health insurance was passed, including the “Patient Protection and Affordable Care Act”, (“Affordable Care Act”) along with the “Health Care and Education Reconciliation Act of 2010” (“Reconciliation Act”) collectively defined as the “Legislation.” As previously noted, we expect this Legislation to impact our Company, our employees and our patients and residents in a variety of ways. This Legislation significantly changes the future responsibility of employers with respect to providing health care coverage to employees in the United States. Two of the main provisions of the Legislation become effective in 2014 whereby most individuals will be required to either have health insurance or pay a fine and employers with 50 or more employees will either have to provide minimum essential coverage or will be subject to additional taxes. On July 2, 2013, the United States Treasury Department announced that it will delay the employer reporting mandate, which was to be effective for 2014, until 2015 to allow additional time for process improvement and system integration. We have not estimated the financial impact of the Legislation and the costs associated with complying with the increased levels of health insurance we will be required to provide our employees and their dependents in future years. We expect the Legislation will result in increased operating expenses.
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
The Budget Control Act of 2011 (“BCA”), enacted on August 2, 2011, increased the United States debt ceiling and linked the debt ceiling increase to corresponding deficit reductions through 2021. The BCA also established a 12 member joint committee of Congress known as the Joint Select Committee on Deficit Reduction (“Super Committee”). The Super Committee’s objective was to create proposed legislation to reduce the United States federal budget deficit by $1.5 trillion for fiscal years 2012 through 2021. Part of the BCA required this legislation to be enacted by December 23, 2011 or approximately $1.2 trillion in spending reductions would automatically begin through sequestration on January 1, 2013, split between domestic and defense spending. As no legislation was passed that would achieve the targeted savings outlined in the BCA, payments to Medicare providers have been reduced by 2% from planned levels effective April 1, 2013. As a result of the effective sequestration, we experienced an approximate decrease of $473,000 for the quarter ended June 30, 2013.
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
Therapy Services. There are annual Medicare Part B reimbursement limits on therapy services that can be provided to an individual. The limits impose a $1,900 per patient annual ceiling on physical and speech therapy services, and a separate $1,900 per patient annual ceiling on occupational therapy services. CMS established an exception process to permit therapy services in certain situations and we provide services that are reimbursed under the exceptions process. The exceptions process has been extended several times, most recently by the American Taxpayer Relief Act of 2012, which extended this exception process through December 31, 2013.
Related to the exceptions process discussed above, for services provided with dates of service between January 1, 2013 through March 31, 2013, providers were required to submit a request for an exception for therapy services above the threshold of $3,700 which will then be manually medically reviewed. Similar to the therapy cap exceptions process, the threshold process will have a $3,700 per patient threshold on physical and speech therapy services, and a separate $3,700 per patient threshold on occupational therapy services. The exception reviews were conducted by Medicare Administrative Contractors during this period. Effective April 1, 2013, Recovery Auditors began conducting prepayment and postpayment reviews of claims dated April 1, 2013 and later.
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
On November 2, 2010, CMS released a final proposed rule as part of the Medicare Physician Fee Schedule (“MPFS”) that was effective January 1, 2011. The policy impacts the reimbursement we receive for Medicare Part B therapy services in our facilities. The policy provides that Medicare Part B pay the full rate for the therapy unit of service that has the highest Practice Expense ("PE") component for each patient on each day they receive multiple therapy treatments. Reimbursement for the second and subsequent therapy units for each patient each day they receive multiple therapy treatments is reimbursed at a rate equal to 75% of the applicable PE component through March 31, 2013. Effective April 1, 2013, the rate at which these services are reimbursed was reduced to 50% of the applicable PE component.
Medicare Part B therapy services in our centers are determined according to MPFS. Annually since 1997, the MPFS has been subject to a Sustainable Growth Rate Adjustment (“SGR”) intended to keep spending growth in line with allowable spending. Each year since the SGR was enacted, this adjustment produced a scheduled negative update to payment for physicians, therapists and other healthcare providers paid under the MPFS. Congress has stepped in with so-called “doc fix” legislation numerous times to stop payment cuts to physicians, most recently by the Middle Class Tax Relief and Job Creation Act of 2012, which stopped these payment cuts through December 31, 2012. Effective April 1, 2013, MPFS included a reduction of Medicare Part B therapy services reimbursements of 7%. This reduction in reimbursements has resulted in a reduction in revenue of $239,000 for the three-month period ended June 30, 2013.
The Middle Class Tax Relief and Job Creation Act of 2012 also resulted in a reduction of bad debt treated as an allowable cost. Prior to this act, Medicare reimburses providers for beneficiaries’ unpaid coinsurance and deductible amounts after reasonable collection efforts at a rate between 70 and 100 percent of beneficiary bad debt. This provision reduces bad debt reimbursement exposure for all providers to 65 percent.
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

We receive the majority of our annual Medicaid rate increases during the third quarter of each year. The rate changes received in the third quarter of 2012 and the third quarter of 2011, along with increased Medicaid acuity in our acuity based states, was the primary contributor to our 3.2% increase in average rate per day for Medicaid patients in 2013 compared to 2012.
We are unable to predict what, if any, reform proposals or reimbursement limitations will be implemented in the future, or the effect such changes would have on our operations. For the six months ended June 30, 2013, we derived 29.0% and 52.5% of our total patient revenues related to continuing operations from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on our profitability.
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

Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of June 30, 2013, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	After 5 Years
Long-term debt obligations (1)	$66,674	$5,325	$14,054	$47,295	$—
Settlement obligations (2)	3,368	3,368	—	—	—
Series C Preferred Stock (3)	4,918	4,918	—	—	—
Elimination of Preferred Stock Conversion feature (4)	3,606	687	1,374	1,374	171
Operating leases (5)	588,260	26,349	54,567	56,990	450,354
Required capital expenditures under operating leases (6)	16,460	255	510	510	15,185
Total	$683,286	$40,902	$70,505	$106,169	$465,710

(1)	Long-term debt obligations include scheduled future payments of principal and interest of long-term debt and amounts outstanding on our capital lease obligations.

(2)
Settlement obligations relate to professional liability cases that are expected to be paid within the next twelve months. The professional liabilities are included in our current portion of self-insurance reserves.

(3)	Series C Preferred Stock equals the redemption value at the preferred shareholder’s earliest redemption date.

(4)
Payments to Omega Health Investors ("Omega"), from which we lease 36 nursing centers, for the elimination of the preferred stock conversion feature in connection with restructuring the preferred stock and master lease agreements.

Monthly payments of approximately $57,000 will be made through the end of the initial lease period that ends in September 2018.

(5)	Represents lease payments under our operating lease agreements. Assumes all renewals periods.

(6)	Includes annual expenditure requirements under operating leases.
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to two times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change of control of the Company (as defined). The maximum contingent liability under these agreements is approximately $1,260,000 as of June 30, 2013. The terms of such agreements are for one year and automatically renew for one year if not terminated by us or the employee. In addition, upon the occurrence of any triggering event, those certain members of management may elect to require that we purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of our common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of our common stock on June 30, 2013, there is no contingent liability for the repurchase of the equity grants. No amounts have been accrued for these contingent liabilities.

Results of Operations
The results of operations presented have been reclassified to present the effects of certain divestitures discussed in the overview to "Management's Discussion and Analysis of Financial Condition and Results of Operations."
The following tables present the unaudited interim statements of operations and related data for the three and six month periods ended June 30, 2013 and 2012:

(in thousands)	Three Months Ended June 30,
	2013	2012	Change	%
PATIENT REVENUES, net	$82,691	$75,820	$6,871	9.1%
EXPENSES:
Operating	65,128	59,710	5,418	9.1%
Lease and rent expense	6,280	5,941	339	5.7%
Professional liability	4,543	2,200	2,343	106.5%
General and administrative	7,001	6,076	925	15.2%
Depreciation and amortization	1,816	1,769	47	2.7%
Total expenses	84,768	75,696	9,072	12.0%
OPERATING INCOME (LOSS)	(2,077)	124	(2,201)	(1,775.0)%
OTHER INCOME (EXPENSE):
Equity in net income (loss) of unconsolidated affiliate	22	(32)	54	(168.8)%
Interest expense, net	(893)	(703)	(190)	27.0%
Debt retirement costs	(320)	—	(320)	27.0%
	(1,191)	(735)	(456)	62.0%
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,268)	(611)	(2,657)	434.9%
BENEFIT FOR INCOME TAXES	1,124	170	954	561.2%
LOSS FROM CONTINUING OPERATIONS	$(2,144)	$(441)	$(1,703)	386.2%

(in thousands)	Six Months Ended June 30,
	2013	2012	Change	%
PATIENT REVENUES, net	$162,028	$151,603	$10,425	6.9%
EXPENSES:
Operating	127,279	120,175	7,104	5.9%
Lease and rent expense	12,533	11,763	770	6.5%
Professional liability	8,471	4,422	4,049	91.6%
General and administrative	13,342	12,898	444	3.4%
Depreciation and amortization	3,578	3,532	46	1.3%
Total expenses	165,203	152,790	12,413	8.1%
OPERATING LOSS	(3,175)	(1,187)	(1,988)	167.5%
OTHER INCOME (EXPENSE):
Equity in net losses of unconsolidated affiliate	(215)	(32)	(183)	571.9%
Interest expense, net	(1,580)	(1,403)	(177)	12.6%
Debt retirement costs	(320)	—	(320)	100.0%
	(2,115)	(1,435)	(680)	47.4%
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(5,290)	(2,622)	(2,668)	101.8%
BENEFIT FOR INCOME TAXES	2,211	898	1,313	146.2%
NET LOSS FROM CONTINUING OPERATIONS	$(3,079)	$(1,724)	$(1,355)	78.6%

Percentage of Net Revenues	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
PATIENT REVENUES, net	100.0%	100.0%	100.0%	100.0%
EXPENSES:
Operating	78.8	78.8	78.6	79.3
Lease and rent expense	7.6	7.8	7.7	7.8
Professional liability	5.5	2.9	5.2	2.9
General and administrative	8.5	8.0	8.2	8.5
Depreciation and amortization	2.2	2.3	2.2	2.3
Total expenses	102.6	99.8	101.9	100.8
OPERATING INCOME (LOSS)	(2.6)	0.2	(1.9)	(0.8)
OTHER INCOME (EXPENSE):
Equity in net losses of unconsolidated affiliate	—	—	(0.1)	—
Interest expense, net	(1.1)	(0.9)	(1.0)	(0.9)
Debt retirement costs	(0.4)	—	(0.2)	—
	(1.5)	(0.9)	(1.3)	(0.9)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(4.1)	(0.7)	(3.2)	(1.7)
BENEFIT FOR INCOME TAXES	1.4	0.2	1.4	0.6
NET LOSS FROM CONTINUING OPERATIONS	(2.7)%	(0.5)%	(1.8)%	(1.1)%
Three Months Ended June 30, 2013 Compared With Three Months Ended June 30, 2012
Patient Revenues
Patient revenues were $82.7 million in 2013 and $75.8 million in 2012. Our 90-bed West Virginia nursing center obtained its Medicare and Medicaid certification in the first quarter of 2012, and as a result, such center has contributed $1.9 million in revenue as it continues to develop its total census and Medicare and Managed Care census. We also saw increased revenues as a result of the two Kentucky facilities that were leased beginning in 2012. The leased 88-bed nursing center in Clinton, Kentucky generated revenues of $0.7 million, and the leased 154-bed skilled nursing center in Louisville, Kentucky contributed $2.4 million. Additionally, the five newly acquired Kansas facilities contributed $3.9 million in revenues during the quarter since the consummation of such facilities' acquisition on May 1, 2013.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Three Months Ended June 30,
	2013		2012
Skilled nursing occupancy	75.2%	(1)	76.2%	(1)
As a percent of total census:
Medicare census	12.4%		13.3%
Managed Care census	2.6%		2.4%
As a percent of total revenues:
Medicare revenues	28.2%		30.8%
Medicaid revenues	53.1%		52.1%
Managed Care revenues	5.3%		4.8%
Average rate per day:
Medicare	$416.38		$414.85
Medicaid	$161.94		$157.90
Managed Care	$389.85		$377.76

(1)
Skilled nursing occupancy excludes our recently leased Clinton, Kentucky and recently acquired Kansas nursing centers. These centers are in the process of growing their occupancy as a percentage of licensed beds.

The average Medicaid rate per patient day for 2013 increased 2.6% compared to 2012, resulting in an increase in revenue of $1.1 million. This average rate per day for Medicaid patients is the result of rate increases in certain states and increasing patient acuity levels. The average Medicare rate per patient day for 2013 increased 0.4% compared to 2012, resulting in an increase in revenue of $0.1 million.
Our total average daily census increased by approximately 10.1% compared to 2012 resulting in additional revenue of $4.6 million. Our growth in Medicaid census of 10% contributed $3.0 million in revenue. Managed Care average daily census increased 16.3% for a $0.5 million increase in revenue.
Operating Expense
Operating expense increased in the second quarter of 2013 to $65.1 million as compared to $59.7 million in the second quarter of 2012, driven primarily by the $6.7 million increase in operating costs attributable to the recently added nursing centers. Operating expense remained constant as a percentage of revenue at 78.8% for the second quarter of 2013 as compared to the second quarter of 2012.
The largest component of operating expenses is wages. Considering the aforementioned addition of the new centers, we experienced only a slight increase to $37.8 million in the second quarter of 2013 as compared to $37.0 million in the second quarter of 2012, an increase of $0.8 million, or 2.2%. While wages increased overall, wages as a percentage of revenue decreased in the second quarter of 2013 to 45.7% as compared to 48.7% in the second quarter of 2012, a decrease of 3.0%.
In addition to the factors above, operating expense was also impacted by an increase in provider taxes of $0.3 million in the second quarter of 2013 as compared to the corresponding period in the prior year, primarily as a result of taxes for new facilities. We also experienced an increase in our workers compensation costs of $0.2 million in the second quarter of 2013 as compared to the corresponding period in the prior year.
Lease Expense
Lease expense increased in the second quarter of 2013 to $6.3 million as compared to $5.9 million in the second quarter of 2012. The increase in lease expense was primarily attributable to $0.3 million in combined lease expense for the newly leased nursing centers in Louisville and Clinton, Kentucky.

Professional Liability
Professional liability expense was $4.5 million in the second quarter of 2013 compared to $2.2 million in the second quarter of 2012, an increase of $2.3 million. We were engaged in 51 professional liability lawsuits as of June 30, 2013, compared to 49 as of December 31, 2012. Our quarterly cash expenditures for professional liability costs of continuing operations were $1.0 million and $1.7 million for 2013 and 2012, respectively. Professional liability expense and cash expenditures fluctuate from year to year based respectively on the results of our third-party professional liability actuarial studies and on the costs incurred in defending and settling existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.

General and Administrative Expense
General and administrative expense was $7.0 million in the second quarter of 2013 as compared to $6.1 million in the second quarter of 2012, an increase of $0.9 million. The increase in general and administrative expense is primarily attributable to an increase in wages in the second quarter of 2013 to $4.1 million as compared to $3.4 million in the second quarter of 2012, an increase of $0.6 million. The remaining increase in general and administrative expense is due to an increase in acquisition-related expenses which increased by $0.3 million in the second quarter of 2013 to $0.4 million as compared to $0.1 million in the second quarter of 2012.
Depreciation and Amortization
Depreciation and amortization expense was approximately $1.8 million in the second quarter of 2013 and 2012. The depreciation expense associated with the fixed assets at the newly leased and acquired centers was offset by assets that became fully depreciated in the prior year, specifically the fixed assets at a leased facility in Tennessee which became fully depreciated during 2012.
Interest Expense, Net
Interest expense was $0.9 million in the second quarter of 2013 and $0.7 million in the second quarter of 2012, an increase of $0.2 million. The increase was primarily attributable to slightly higher debt balances in 2013 as a result of the amended Mortgage Loan which increased the balance of outstanding debt as a result of the acquisition of the Kansas facilities.
Loss from Continuing Operations before Income Taxes; Loss from Continuing Operations per Common Share
As a result of the above, continuing operations reported loss before income taxes of $3.3 million for the second quarter of 2013 as compared to a loss of $0.6 million for the second quarter of 2012. The benefit for income taxes was $1.1 million in the second quarter of 2013 as compared to $0.2 million in the second quarter of 2012. The basic and diluted loss per common share from continuing operations were both $0.38 for the second quarter of 2013 as compared to $0.09 in the second quarter of 2012.
Six Months Ended June 30, 2013 Compared With Six Months Ended June 30, 2012
Patient Revenues
Patient revenues were $162.0 million and $151.6 million in the six-month periods ended June 30, 2013 and 2012, respectively. The increase is primarily attributable to the contribution of newly leased and newly acquired facilities. The total revenue increase in the six-month period ended June 30, 2013 for these facilities as compared to the corresponding period in the prior year that was attributable to these facilities totaled $13.3 million. Our 90-bed West Virginia nursing center has contributed $3.5 million in revenue as it continues to develop its total census and Medicare and Managed Care census. Additionally, the leased 88-bed nursing center in Clinton, Kentucky generated revenues of $1.1 million, and the leased 154-bed skilled nursing center in Louisville, Kentucky contributed $4.8 million. The five newly acquired facilities in Kansas contributed $3.9 million. The remaining increase relates to a mix of favorable rate and census results.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Six Months Ended June 30,
	2013		2012
Skilled nursing occupancy	75.5%	(1)	76.0%	(1)
As a percent of total census:
Medicare census	12.8%		13.8%
Managed Care census	2.8%		2.3%
As a percent of total revenues:
Medicare revenues	29.0%		31.9%
Medicaid revenues	52.5%		51.2%
Managed Care revenues	5.8%		4.5%
Average rate per day:
Medicare	$422.62		$416.10
Medicaid	$161.64		$156.70
Managed Care	$387.62		$384.28

(1)
Skilled nursing occupancy excludes our recently leased Clinton, Kentucky and recently acquired Kansas nursing centers. These centers are in the process of growing their occupancy as a percentage of licensed beds.

The average Medicaid rate per patient day for 2013 increased 3.2% compared to 2012, resulting in an increase in revenue of $2.6 million. This average rate per day for Medicaid patients is the result of rate increases in certain states and increasing patient acuity levels. The average Medicare rate per patient day for 2013 increased 1.6% compared to 2012, resulting in an increase in revenue of $0.6 million.
Our total average daily census increased by approximately 10.5% compared to 2012 resulting in additional revenue of $5.8 million. This increase includes a reduction in revenue of $0.8 million as a result of one less day of revenue in 2013 compared to 2012. Our growth in Medicaid census of 10.6% contributed $3.9 million in revenue. Managed Care average daily census increased 34% for a $2.1 million increase in revenue.
Operating Expense
Operating expense increased slightly in 2013 to $127.3 million as compared to $120.2 million in 2012, driven primarily by the $8.8 million increase in operating costs attributable to the recently added nursing centers. Operating expense decreased to 78.6% of revenue in 2013, compared to 79.3% of revenue in 2012, due significantly to higher margin census and cost reduction synergies at newly acquired facilities.
The largest component of operating expenses is wages. Considering the aforementioned addition of the new centers, we experienced only a slight increase to $75.1 million in 2013 as compared to $74.3 million in 2012, an increase of $0.8 million, or 1.1%. While wages increased overall, wages as a percentage of revenue decreased in 2013 to 46.4% as compared to 49.0% in 2012, a decrease of 2.6%.
In addition to the factors above, operating expense was also impacted by an increase in provider taxes of $0.8 million in 2013 as compared to the corresponding period in the prior year, primarily as a result of taxes for new facilities. We also experienced an increase in our workers' compensation costs of $0.4 million in 2013 as compared to the corresponding period in the prior year.
Lease Expense
Lease expense increased in 2013 to $12.5 million as compared to $11.8 million in 2012. The increase in lease expense was rent for lessor funded property renovations. Additionally, we incurred $0.6 million in combined lease expense for the newly leased nursing centers in Louisville and Clinton, Kentucky.
Professional Liability
Professional liability expense was $8.5 million in 2013 compared to $4.4 million in 2012, an increase of $4.1 million. We were engaged in 51 professional liability lawsuits as of June 30, 2013, compared to 49 as of December 31, 2012. Our cash expenditures for professional liability costs of continuing operations were $3.3 million and $3.0 million for the six-month periods ended June 30, 2013 and 2012, respectively. Professional liability expense and cash expenditures fluctuate from year to year based respectively on the results of our third-party professional liability actuarial studies and on the costs incurred in defending and settling existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.

General and Administrative Expense
General and administrative expense was approximately $13.3 million in 2013 as compared to $12.9 million in 2012, an increase of $0.4 million. The overall increase is primarily attributable to an increase in acquisition-related costs of $0.4 million in 2013.
Depreciation and Amortization
Depreciation and amortization expense was approximately $3.6 million in 2013 and $3.5 million in 2012, an increase of $0.1 million. The depreciation expense associated with the fixed assets at the newly leased and acquired facilities were offset by assets at a leased facility in Tennessee which became fully depreciated during 2012.
Interest Expense, Net
Interest expense was $1.6 million in 2013 and $1.4 million in 2012, an increase of $0.2 million. The increase was primarily attributable to slightly higher debt balances in 2013 as a result of the amended Mortgage Loan which increased the balance of outstanding debt as a result of the acquisition of the Kansas facilities.
Loss from Continuing Operations before Income Taxes; Loss from Continuing Operations per Common Share
As a result of the above, continuing operations reported loss before income taxes of $5.3 million in 2013 and $2.6 million in 2012. The benefit for income taxes was $2.2 million in 2013 as compared to $0.9 million in 2012. The increase in the benefit for income taxes is primarily attributable to the increased loss from continuing operation, but also the recognition of the Work Opportunity Tax Credit ("WOTC") of $0.5 million in 2013. The basic and diluted loss per common share from continuing operations were both $0.57 in 2013 as compared to $0.36 in 2012.

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
Net cash provided by operating activities of continuing operations totaled $0.5 million in the six months ended June 30, 2013 as compared to $2.9 million in the same period of 2012.
Our cash expenditures related to professional liability claims of continuing operations were $3.3 million and $3.0 million for each year of 2013 and 2012, respectively. Although we work diligently to limit the cash required to settle and defend professional liability claims, a significant judgment entered against us in one or more legal actions could have a material adverse impact on our cash flows and could result in our being unable to meet all of our cash needs as they become due.
Investing activities of continuing operations used cash of $22.4 million and $1.8 million in 2013 and 2012, respectively. The increase is primarily attributable to the $14.7 million purchase price paid for the acquisition of the five Kansas facilities. The increase is also attributable to the $4.8 million change in restricted cash used to fund capital improvements at the owned nursing centers that secure the mortgage loan. We also used $2.8 million in cash for capital expenditures at existing facilities.
Financing activities of continuing operations provided cash of $19.9 million in 2013 as compared to cash used of $1.3 million in 2012 primarily due to the restructuring of our credit facility during the second quarter of 2013. As part of the amendment to the mortgage loan portion of the credit facility, we received cash of $45.0 million and made a repayment of the existing debt obligation of $22.9 million for a net increase of $22.1 million. The net cash provided from this transaction was further reduced by $1.3 million for financing costs in relation to the acquisition of the Kansas facilities. The net cash received from the restructuring of the credit facility was further offset by payment of common stock dividends of $0.3 million and preferred stock dividends of $0.2 million.

Dividends
On August 9, 2013, the Board of Directors declared a quarterly dividend on common shares of $0.055 per share. While the Board of Directors intends to pay quarterly dividends, the Board will make the determination of the amount of future cash dividends, if any, to be declared and paid based on, among other things, the Company’s financial condition, funds from operations, the level of its capital expenditures and its future business prospects and opportunities.
Redeemable Preferred Stock
At June 30, 2013, we have outstanding 5,000 shares of Series C Redeemable Preferred Stock (“Preferred Stock”) that has a stated value of approximately $4.9 million which pays an annual dividend rate of 7% of its stated value. Dividends on the Preferred Stock are paid quarterly in cash. The Preferred Stock was issued to Omega in 2006 and is not convertible, but has been redeemable at its stated value at Omega’s option since September 30, 2010, and since September 30, 2007, has been redeemable at its stated value at our option. Redemption under our option or Omega’s is subject to certain limitations. We believe we have adequate resources to redeem the Preferred Stock if Omega were to elect to redeem it.
Professional Liability
We have professional liability insurance coverage for our nursing centers that, based on historical claims experience, is likely to be substantially less than the amount required to satisfy claims that were incurred. We have essentially exhausted all of our general and professional liability insurance coverage for claims first asserted prior to July 1, 2012.
As of June 30, 2013, the Company’s nursing centers are covered by one of four types of professional liability insurance policies. The Company’s nursing centers in Arkansas, most of Kentucky, Tennessee, and two centers in West Virginia are covered by an insurance policy with coverage limits of $500,000 per medical incident and total annual aggregate policy limits of $1,000,000. This policy provides the only commercially affordable insurance coverage available for claims made during this period against these nursing centers. The Company’s nursing centers in Alabama, Florida, Ohio, Texas, one center in West Virginia and two in Kentucky are currently covered by one of two insurance policies with coverage limits of $1,000,000 per medical incident, subject to a deductible up to $495,000 per claim depending on policy, with a sublimit per center of $3,000,000, with one of the two policies holding an annual aggregate policy limit of $15,000,000. Finally, the nursing centers recently acquired in Kansas are currently covered by an insurance policy with coverage limits of $1,000,000 per medical incident with a sublimit per center of $3,000,000, and a total policy limit of $15,000,000.
As of June 30, 2013, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred but unreported claims of $26.8 million. Our calculation of this estimated liability is based on an assumption that the Company will not incur a severely adverse judgment with respect to any asserted claim; however, a significant judgment could be entered against us in one or more of these legal actions, and such a judgment could have a material adverse impact on our financial position and cash flows.
Effective July 1, 2013, the Company established a wholly-owned, offshore limited purpose insurance subsidiary, SHC Risk Carriers, Inc. (“SHC”) to replace some of the expiring policies mentioned above. SHC covers losses up to specified limits per occurrence. On a per claim basis, coverage for losses in excess of those covered by SHC are maintained through unaffiliated commercial reinsurance carriers. All of the Company's nursing centers in Arkansas, Florida, Ohio, Tennessee, and West Virginia are now covered under the captive insurance policies along with most of the nursing facilities in Alabama, Kentucky, and Texas.
Capital Resources
As of June 30, 2013, we had $51.6 million of outstanding long-term debt and capital lease obligations. The $51.6 million total includes $1.1 million in capital lease obligations and $5.6 million in a note payable for the nursing center that was recently constructed in West Virginia. The balance of the long-term debt is comprised of $44.9 million owed on our mortgage loan.
On May 1, 2013, the Company executed an Amended and Restated Credit Agreement (the "Credit Agreement") which modified the terms of the Original Mortgage Loan and the Original Revolver Agreements dated February 28, 2011. The Credit Agreement increases the Company's borrowing capacity to $65,000,000 allocated between a $45,000,000 Mortgage Loan ("Amended Mortgage Loan") and a $20,000,000 Revolver ("Amended Revolver"). Loan acquisition costs associated with the the Amended Mortgage Loan and the Amended Revolver were capitalized in the amount of $1,341,000 and are being amortized over the five-year term of the agreements. Loan acquisition costs of $320,000 associated with the Original Mortgage Loan were written off during the three month period ended June 30, 2013 and are recorded in Debt Retirement Costs in the Interim Consolidated Statement of Operations.

Under the terms of the amended agreements, the syndicate of banks provided the Amended Mortgage Loan with an original balance of $45,000,000 with a five-year maturity through April 30, 2018 and a $20,000,000 Amended Revolver through April 30, 2018. The Amended Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25-year amortization. Interest is based on LIBOR plus 4.5%, but a portion of the outstanding principal balance under the Amended Mortgage Loan is effectively fixed at 6.87% as a result of the interest rate swap described below. The Amended Mortgage Loan is secured by thirteen owned nursing centers, related equipment and a lien on the accounts receivable of these facilities. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized. The Company’s Amended Revolver has an interest rate of LIBOR plus 4.5%.
The Amended Revolver is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the Amended Revolver based on borrowing base restrictions. As of June 30, 2013, we had no borrowings outstanding under the Amended Revolver. Annual fees for letters of credit issued under the Amended Revolver are 3.0% of the amount outstanding. We have two letters of credit that reduce our borrowing capacity under the Amended Revolver. The first letter of credit in the amount of $4.6 million serves as a security deposit for our Omega lease. The second letter of credit serves our initial funding of insurance policies with a captive insurance company for which coverage begins in July 2013 in the amount of $1.0 million. Considering the balance of eligible accounts receivable at June 30, 2013, the letters of credit, the amounts outstanding under the Amended Revolver and the maximum loan amount of $20.0 million, the balance available for borrowing under the Amended Revolver is $14.4 million. Eligible accounts receivable are calculated as defined and consider 80% of certain net receivables while excluding receivables from private pay patients, those pending approval by Medicaid and receivables greater than 90 days.
Our lending agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and debt service coverage ratios. We are in compliance with all such covenants at June 30, 2013.
Our calculated compliance with financial covenants is presented below:

	Requirement	Level at June 30, 2013
Minimum fixed charge coverage ratio	1.10:1.00	1.15:1:00
Minimum adjusted EBITDA	$2.5 million	$3.1 million
EBITDAR (mortgaged facilities)	$1.5 million	$1.6 million
The consolidated balance sheet includes $5.6 million in debt that is owed by the variable interest entity that owns our recently opened West Virginia nursing center. The borrower is subject to covenants concerning total liabilities to tangible net worth as well as current assets compared to current liabilities. The borrower is in compliance with all such covenants at December 31, 2012. The borrower’s liabilities do not provide creditors with recourse to our general assets.
As part of the debt agreements entered into in March 2011, we entered into an interest rate swap agreement with a member of the bank syndicate as the counterparty. The interest rate swap agreement has the same effective date and maturity date as the Amended Mortgage Loan, and carries a notional equivalent to half of the outstanding principal on the Amended Mortgage Loan. The interest rate swap agreement requires us to make fixed rate payments to the bank calculated on the applicable notional amount at an annual fixed rate of 6.87% while the bank is obligated to make payments to us based on LIBOR on the same notional amounts. We entered into the interest rate swap agreement to mitigate the variable interest rate risk on our outstanding mortgage borrowings.

Nursing Center Renovations
During 2005, we began an initiative to complete strategic renovations of certain facilities to improve occupancy, quality of care and profitability. We developed a plan to begin with those facilities with the greatest potential for benefit, and began the renovation program during the third quarter of 2005. As of June 30, 2013, we have completed renovations at seventeen facilities. We are currently implementing plans for renovation projects at two of our Texas facilities.
A total of $27.0 million has been spent on these renovation programs to date, with $20.3 million financed through Omega, $6.0 million financed with internally generated cash, and $0.7 million financed with long-term debt.
For the seventeen facilities in our continuing operations with renovations completed as of the beginning of the second quarter 2013 compared to the last twelve months prior to the commencement of renovation, average occupancy increased from 74.9% to 78.4% and Medicare average daily census increased from a total of 203 to 225 in the second quarter of 2013.

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
Accounts receivable attributable to patient services of continuing operations totaled $39.0 million at June 30, 2013 compared to $33.0 million at December 31, 2012, representing approximately 39 days and 37 days revenue in accounts receivable, respectively. The increase in accounts receivable is due to increases in payor sources with longer payment cycles, including Managed Care payors, as well as an increase in Medicaid patients undergoing the initial qualification process.
Our accounts receivable included approximately $3.4 million and $2.4 million at June 30, 2013 and December 31, 2012, respectively of unbilled accounts, primarily attributable to the newly acquired Kansas facilities.  During the change of ownership process, we were required to hold these accounts while waiting for final Medicare and Medicaid approvals.
The allowance for bad debt was $4.4 million at June 30, 2013 as compared to $3.9 million at December 31, 2012. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.
Off-Balance Sheet Arrangements
We have two letters of credit outstanding with an aggregate value of approximately $5.6 million as of June 30, 2013, the first of which serves as a security deposit for our facility lease with Omega in the amount of $4.6 million. The second letter of credit serves our initial funding of insurance policies with a captive insurance company for which coverage begins in July 2013 in the amount of $1.0 million. These letters of credit were issued under our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility.

Forward-Looking Statements
The foregoing discussion and analysis provides information deemed by management to be relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read in conjunction with our consolidated financial statements included herein. Certain statements made by or on behalf of us, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those contemplated by the forward-looking statements made herein. In addition to any assumptions and other factors referred to specifically in connection with such statements, other factors, many of which are beyond our ability to control or predict, could cause our actual results to differ materially from the results expressed or implied in any forward-looking statements including, but not limited to, our ability to successfully operate the new nursing centers in Kansas, West Virginia and Kentucky, our ability to increase census at our renovated facilities, changes in governmental reimbursement, including the impact of the CMS final rule that has resulted in a reduction in Medicare reimbursement as of October 2012 and our ability to mitigate the impact of the revenue reduction, government regulation, the impact of the recently adopted federal health care reform or any future health care reform, any increases in the cost of borrowing under our credit agreements, our ability to comply with covenants contained in those credit agreements, the outcome of professional liability lawsuits and claims, our ability to control ultimate professional liability costs, the accuracy of our estimate of our anticipated professional liability expense, the impact of future licensing surveys, the outcome of proceedings alleging violations of laws and regulations governing quality of care or violations of other laws and regulations applicable to our business, impacts associated with the implementation of our electronic medical records plan, the costs of investing in our business initiatives and development, our ability to control costs, changes to our valuation of deferred tax assets, changes in occupancy rates in our facilities, changing economic and competitive conditions, changes in anticipated revenue and cost growth, changes in the anticipated results of operations, the effect of changes in accounting policies as well as others. Investors also should refer to the risks identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as risks identified in “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012 for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the Company’s business plans and prospects. Such cautionary statements identify important factors that could cause our actual results to materially differ from those projected in forward-looking statements. In addition, we disclaim any intent or obligation to update these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of June 30, 2013, we had outstanding borrowings of approximately $44.9 million, $22.4 million of which was subject to variable interest rates. In connection with our May 2013 financing agreement, we entered into an interest rate swap with respect to one half of the Amended Mortgage Loan to mitigate the floating interest rate risk of such borrowing.

ITEM 4. CONTROLS AND PROCEDURES
Diversicare Healthcare Services, with the participation of our principal executive and financial officers has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2013. Based on this evaluation, the principal executive and financial officer have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has been no change (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that has occurred during our fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of June 30, 2013, we are engaged in 51 professional liability lawsuits. Nine lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The ultimate results of any of our professional liability claims and disputes cannot be predicted with certainty. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
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

August 8, 2013

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

10.1
Amended and Restated Revolving Loan and Security Agreement dated April 30, 2013 among the Company and a syndicate of financial institutions and banks, including the Private Band as the Administering Agent.

10.2
Amended and Restated Term Loan and Security Agreement dated April 30, 2013 among the Company and a syndicate of financial institutions and banks, including the Private Band as the Administering Agent (incorporated by reference to Exhibit 10.6 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2013).

10.3
Amended and Restated Guaranty (Revolver) dated as of April 30, 2013 by the Company to and for the benefit of The Private Bank in its capacity as administrative Agent (incorporated by reference to Exhibit 10.7 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2013).

10.4
Amended and Restated Guaranty (term Loan) dated as of April 30, 2013 by the Company to and for the benefit of The Private Bank in its capacity as administrative Agent (incorporated by reference to Exhibit 10.8 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2013).

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