Form 10-Q
period 2013-09-30
Diversicare Healthcare Services, Inc.
filed 2013-11-07
CIK 919956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
CHECK ONE:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
6,081,969
(Outstanding shares of the issuer’s common stock as of October 31, 2013)

Part I. FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,419	$5,930
Receivables, less allowance for doubtful accounts of $3,741 and $3,143, respectively	27,838	24,631
Other receivables	772	1,397
Prepaid expenses and other current assets	2,838	3,729
Income tax refundable	843	1,215
Current assets of discontinued operations	1,970	4,649
Deferred income taxes	7,667	5,305
Total current assets	45,347	46,856
PROPERTY AND EQUIPMENT, at cost	102,395	82,939
Less accumulated depreciation and amortization	(48,836)	(43,938)
Discontinued operations, net	1,053	2,921
Property and equipment, net (variable interest entity restricted – 2013: $6,909; 2012: $7,144)	54,612	41,922
OTHER ASSETS:
Deferred income taxes	15,334	12,352
Deferred financing and other costs, net	2,179	1,438
Investment in unconsolidated affiliate	519	420
Other noncurrent assets	8,146	3,317
Acquired leasehold interest, net	8,324	8,612
Noncurrent assets of discontinued operations	37	46
Total other assets	34,539	26,185
	$134,498	$114,963
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(continued)

	September 30, 2013	December 31, 2012
	(Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt and capitalized lease obligations (variable interest entity nonrecourse – 2013: $215; 2012: $206)	$1,913	$1,436
Trade accounts payable	6,777	3,603
Current liabilities of discontinued operations	587	2,209
Accrued expenses:
Payroll and employee benefits	10,336	11,048
Self-insurance reserves, current portion	12,091	9,175
Other current liabilities	4,719	3,722
Total current liabilities	36,423	31,193
NONCURRENT LIABILITIES:
Long-term debt and capitalized lease obligations, less current portion (variable interest entity nonrecourse – 2013: $5,313; 2012: $5,472)	49,142	28,026
Self-insurance reserves, noncurrent portion	17,131	14,531
Other noncurrent liabilities	16,464	17,544
Total noncurrent liabilities	82,737	60,101
COMMITMENTS AND CONTINGENCIES
SERIES C REDEEMABLE PREFERRED STOCK
$.10 par value, 5,000 shares authorized, issued and outstanding	4,918	4,918
SHAREHOLDERS’ EQUITY:
Series A preferred stock, authorized 200,000 shares, $.10 par value, none issued and outstanding	—	—
Common stock, authorized 20,000,000 shares, $.01 par value, 6,307,000 and 6,161,000 shares issued, and 6,075,000 and 5,929,000 shares outstanding, respectively	63	62
Treasury stock at cost, 232,000 shares of common stock	(2,500)	(2,500)
Paid-in capital	19,486	18,757
Retained earnings (accumulated deficit)	(7,423)	1,779
Accumulated other comprehensive loss	(677)	(920)
Total shareholders’ equity of Diversicare Healthcare Services, Inc.	8,949	17,178
Noncontrolling interest	1,471	1,573
Total shareholders’ equity	10,420	18,751
	$134,498	$114,963
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended September 30,
	2013	2012
PATIENT REVENUES, net	$70,353	$61,824
EXPENSES:
Operating	57,694	48,768
Lease and rent expense	5,250	4,711
Professional liability	1,382	1,348
General and administrative	6,092	5,651
Depreciation and amortization	1,784	1,578
Restructuring	944	—
Total expenses	73,146	62,056
OPERATING LOSS	(2,793)	(232)
OTHER INCOME (EXPENSE):
Equity in net income (loss) of unconsolidated affiliate	63	(95)
Interest expense, net	(1,002)	(696)
Total other income (expense)	(939)	(791)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,732)	(1,023)
BENEFIT FOR INCOME TAXES	1,388	525
LOSS FROM CONTINUING OPERATIONS	(2,344)	(498)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Operating income (loss), net of tax benefit (provision) of $1,422 and $(312), respectively	(2,421)	348
Gain on disposal, net of taxes of $0 and $107, respectively	—	170
Income (Loss) from discontinued operations	(2,421)	518
NET INCOME (LOSS)	(4,765)	20
Less: income attributable to noncontrolling interests	(17)	(16)
NET INCOME (LOSS) ATTRIBUTABLE TO DIVERSICARE HEALTHCARE SERVICES, INC.	(4,782)	4
PREFERRED STOCK DIVIDENDS	(86)	(86)
NET LOSS FOR DIVERSICARE HEALTHCARE SERVICES, INC. COMMON SHAREHOLDERS	$(4,868)	$(82)
NET INCOME (LOSS) PER COMMON SHARE FOR DIVERSICARE HEALTHCARE SERVICES, INC. SHAREHOLDERS:
Per common share – basic and diluted
Continuing operations	$(0.42)	$(0.10)
Discontinued operations	(0.41)	0.09
	$(0.83)	$(0.01)
COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.055	$0.055
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	5,892	5,828

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands and unaudited)

	Three Months Ended September 30,
	2013	2012
NET INCOME (LOSS)	$(4,765)	$20
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of cash flow hedge	(57)	(12)
Income tax effect	22	5
COMPREHENSIVE INCOME (LOSS)	(4,800)	13
Less: comprehensive income attributable to noncontrolling interest	(17)	(16)
COMPREHENSIVE LOSS ATTRIBUTABLE TO DIVERSICARE HEALTHCARE SERVICES, INC.	$(4,817)	$(3)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Nine Months Ended September 30,
	2013	2012
PATIENT REVENUES, net	$200,502	$182,798
EXPENSES:
Operating	160,770	145,100
Lease and rent expense	15,343	14,035
Professional liability	5,682	3,603
General and administrative	18,579	17,698
Depreciation and amortization	5,014	4,716
Restructuring	944	—
Total expenses	206,332	185,152
OPERATING LOSS	(5,830)	(2,354)
OTHER INCOME (EXPENSE):
Equity in net loss of unconsolidated affiliate	(152)	(127)
Interest expense, net	(2,582)	(2,099)
Debt retirement costs	(320)	—
Total other income (expense)	(3,054)	(2,226)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(8,884)	(4,580)
BENEFIT FOR INCOME TAXES	3,548	1,778
LOSS FROM CONTINUING OPERATIONS	(5,336)	(2,802)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Operating income (loss), net of tax benefit (provision) of $1,501 and $(727), respectively	(2,555)	843
Gain on disposal, net of taxes of $0 and $107, respectively	—	170
Income (Loss) from discontinued operations	(2,555)	1,013
NET LOSS	(7,891)	(1,789)
Less: income attributable to noncontrolling interests	(51)	(109)
NET INCOME (LOSS) ATTRIBUTABLE TO DIVERSICARE HEALTHCARE SERVICES, INC.	(7,942)	(1,898)
PREFERRED STOCK DIVIDENDS	(258)	(258)
NET LOSS FOR DIVERSICARE HEALTHCARE SERVICES, INC. COMMON SHAREHOLDERS	$(8,200)	$(2,156)
NET INCOME (LOSS) PER COMMON SHARE FOR DIVERSICARE HEALTHCARE SERVICES, INC. SHAREHOLDERS:
Per common share – basic and diluted
Continuing operations	$(0.96)	$(0.54)
Discontinued operations	(0.43)	0.17
	$(1.39)	$(0.37)
COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.165	$0.165
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	5,878	5,816

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands and unaudited)

	Nine Months Ended September 30,
	2013	2012
NET LOSS	$(7,891)	$(1,789)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of cash flow hedge	392	(83)
Income tax effect	(149)	32
COMPREHENSIVE LOSS	(7,648)	(1,840)
Less: comprehensive income attributable to noncontrolling interest	(51)	(109)
COMPREHENSIVE LOSS ATTRIBUTABLE TO DIVERSICARE HEALTHCARE SERVICES, INC.	$(7,699)	$(1,949)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,891)	$(1,789)
Discontinued operations	(2,555)	1,013
Loss from continuing operations	(5,336)	(2,802)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	5,014	4,716
Provision for doubtful accounts	2,860	2,122
Deferred income tax benefit	(4,214)	(435)
Provision for self-insured professional liability, net of cash payments	1,273	1,922
Stock-based compensation	809	435
Equity in net losses of unconsolidated affiliate, net of investment	(99)	(223)
Debt retirement costs	320	—
Other	38	288
Changes in assets and liabilities affecting operating activities:
Receivables, net	(5,662)	(2,874)
Prepaid expenses and other assets	(1,107)	(2,744)
Trade accounts payable and accrued expenses	2,117	(1,524)
Net cash provided by (used in) continuing operations	(3,987)	(1,119)
Discontinued operations	3,630	3,613
Net cash provided by (used in) operating activities	(357)	2,494
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,000)	(3,531)
Acquisition of property and equipment through business combination	(14,742)	—
Change in restricted cash	(4,072)	665
Proceeds from sale of discontinued operations	—	3,632
Deposits and other deferred balances	—	(224)
Net cash used in continuing operations	(22,814)	542
Discontinued operations	1,877,000	(432)
Net cash used in investing activities	(20,937)	110
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(28,907)	(1,011)
Proceeds from issuance of debt and capital leases	50,500	927
Financing costs	(1,341)	(118)
Issuance and redemption of employee equity awards	26	56
Payment of common stock dividends	(647)	(961)
Payment of preferred stock dividends	(258)	(258)
Distributions to noncontrolling interest	(156)	(154)
Payment for preferred stock restructuring	(434)	(420)
Net cash provided by (used in) financing activities	$18,783	$(1,939)

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)
(continued)

	Nine Months Ended September 30,
	2013	2012
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(2,511)	$665
CASH AND CASH EQUIVALENTS, beginning of period	5,930	6,692
CASH AND CASH EQUIVALENTS, end of period	$3,419	$7,357
SUPPLEMENTAL INFORMATION:
Cash payments of interest, net of amounts capitalized	$2,080	$1,776
Cash payments of income taxes	$74	$176
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013 AND 2012

1.	BUSINESS
Diversicare Healthcare Services, Inc. (together with its subsidiaries, “Diversicare Healthcare Services” or the “Company”) provides long-term care services to nursing center patients in eight states, primarily in the Southeast and Southwest. The Company’s centers provide a range of health care services to their patients and residents that include nursing, personal care, and social services. In addition to the nursing, personal care and social services usually provided in long-term care centers, the Company’s nursing centers also offer a variety of comprehensive rehabilitation services, as well as nutritional support services. The Company's continuing operations include centers in Alabama, Florida, Kansas, Kentucky, Ohio, Tennessee, Texas, and West Virginia.
As of September 30, 2013, the Company’s continuing operations consist of 43 nursing centers with 4,882 licensed nursing beds. The Company owns 13 and leases 30 of its nursing centers. The nursing center and licensed bed count includes the 107-bed facility in Louisville, Kentucky, for which the Company entered into a lease agreement in August 2013. The Medicaid and Medicare certification processes for this facility are currently underway, and are expected to be completed in the fourth quarter of 2013. The nursing center and licensed nursing bed count also includes the Kansas centers acquired in May 2013, which comprise five skilled nursing centers and 418 licensed beds. The Medicaid certification process was completed for these facilities during the second quarter of 2013, and the Medicare certification process was completed for these facilities during the third quarter of 2013. The count also includes the 88-bed skilled nursing center in Clinton, Kentucky for which the Company entered into a lease agreement in April 2012. The Company had a limited number of patients at this facility while it completed the Medicare certification process which was obtained in the fourth quarter of 2012. The Medicaid certification for the Clinton, Kentucky center was obtained in the first quarter of 2013. The nursing center and licensed nursing bed count also includes the 154-bed skilled nursing center leased in Louisville, Kentucky, that the Company has operated since September 2012. The Medicaid certification for the Louisville, Kentucky center was also obtained in the first quarter of 2013.

2.	CONSOLIDATION AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The interim consolidated financial statements include the operations and accounts of Diversicare Healthcare Services and its subsidiaries, all wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. Any variable interest entities (“VIEs”) in which the Company has an interest are consolidated when the Company identifies that it is the primary beneficiary. The Company has one variable interest entity related to a nursing center in West Virginia described in Note 8. The investment in an unconsolidated affiliate (a 50 percent-owned joint venture partnership) is accounted for using the equity method and is described in Note 9.
The interim consolidated financial statements for the three and nine month periods ended September 30, 2013 and 2012, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the Company’s financial position at September 30, 2013, and the results of operations for the three and nine month periods ended September 30, 2013 and 2012, and cash flows for the nine month periods ended September 30, 2013 and 2012. The Company’s balance sheet information at December 31, 2012, was derived from its audited consolidated financial statements as of December 31, 2012.
The results of operations for the nine month periods ended September 30, 2013 and 2012 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

3.	RECENT ACCOUNTING GUIDANCE
In July 2012, the Financial Accounting Standards Board ("FASB") issued updated guidance in the form of ASU 2012-02 which amends ASC 350, “Intangibles-Goodwill and Other, Testing Indefinite-Lived Intangible Assets for Impairment.” This guidance is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This new guidance is an extension of guidance from September 2011 related to the testing of goodwill for impairment issued in the form of ASU 2011-08. Feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the qualitative assessment would also be helpful in impairment testing for intangible assets other than goodwill.

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
The Company has agreements with a syndicate of banks for a mortgage term loan ("Original Mortgage Loan") and the Company’s revolving credit agreement ("Original Revolver"). On May 1, 2013, the Company executed an Amended and Restated Credit Agreement (the "Credit Agreement") which modified the terms of the Original Mortgage Loan and the Original Revolver Agreements dated February 28, 2011. The Credit Agreement increases the Company's borrowing capacity to $65,000,000 allocated between a $45,000,000 Mortgage Loan ("Amended Mortgage Loan") and a $20,000,000 Revolver ("Amended Revolver"). Loan acquisition costs associated with the Amended Mortgage Loan and the Amended Revolver were capitalized in the amount of $1,341,000 and are being amortized over the five-year term of the agreements. Loan acquisition costs of $320,000 associated with the Original Mortgage Loan were written off as a result of this transaction, and are recorded in Debt Retirement Costs in the Interim Consolidated Statement of Operations.
Under the terms of the amended agreements, the syndicate of banks provided the Amended Mortgage Loan with an original balance of $45,000,000 with a five-year maturity through April 30, 2018, and a $20,000,000 Amended Revolver through April 30, 2018. The Amended Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25-year amortization. Interest is based on LIBOR plus 4.5%. A portion of the Amended Mortgage Loan is effectively fixed at 6.87% pursuant to an interest rate swap with a notional amount of $22,338,000. As of September 30, 2013, the interest rate related to the Amended Mortgage Loan was 4.68%. The Amended Mortgage Loan is secured by thirteen owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized. The Company’s Amended Revolver has an interest rate of LIBOR plus 4.5%.
The Amended Revolver is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions. As of September 30, 2013, the Company had no borrowings outstanding under the revolving credit center. Annual fees for letters of credit issued under this Revolver are 3.00% of the amount outstanding. The Company has two letters of credit with a total value of $5,551,000 outstanding as of September 30, 2013. Considering the balance of eligible accounts receivable, the letter of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $20,000,000, the balance available for borrowing under the revolving credit center is $14,449,000 at September 30, 2013.
The Company’s debt agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and debt service coverage ratios. The Company is in compliance with all such covenants at September 30, 2013.
The Company's consolidated financial statements also includes debt of $5,528,000 that is owed by the variable interest entity that owns the West Virginia nursing center described in Note 8. The borrower is subject to covenants concerning total liabilities to tangible net worth as well as current assets compared to current liabilities. The borrower was in compliance with all such covenants at December 31, 2012. The borrower’s liabilities do not provide creditors with recourse to the general assets of the Company.
Interest Rate Swap Transaction
As part of the debt agreements entered into in March 2011, the Company entered into an interest rate swap agreement with a member of the bank syndicate as the counterparty. The Company designated its interest rate swap as a cash flow hedge and the earnings component of the hedge, net of taxes, is reflected as a component of other comprehensive income (loss). In conjunction with the amendment to the credit facility, the Company retained the previously agreed upon interest rate swap terms, and redesignated the interest rate swap as a cash flow hedge. The interest rate swap agreement requires the Company to make fixed rate payments to the bank calculated on the applicable notional amount of $22,338,000 at an annual fixed rate of 6.87% while the bank is obligated to make payments to the Company based on LIBOR on the same notional amounts.
The Company assesses the effectiveness of its interest rate swap on a quarterly basis and at September 30, 2013, the Company determined that the interest rate swap was effective. The interest rate swap valuation model indicated a net liability of $1,091,000 at September 30, 2013. The fair value of the interest rate swap is included in “other noncurrent liabilities” on the

Company’s interim consolidated balance sheet. The balance of accumulated other comprehensive loss at September 30, 2013 is $677,000 and reflects the liability related to the interest rate swap, net of the income tax benefit of $414,000. As the Company’s interest rate swap is not traded on a market exchange, the fair value is determined using a valuation based on a discounted cash flow analysis. This analysis reflects the contractual terms of the interest rate swap agreement and uses observable market-based inputs, including estimated future LIBOR interest rates. The interest rate swap valuation is classified in Level 2 of the fair value hierarchy, in accordance with the FASB guidance set forth in ASC 820, Fair Value Measurement.

5.	INSURANCE MATTERS
Professional Liability and Other Liability Insurance
The Company has professional liability insurance coverage for its nursing centers that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. Effective July 1, 2013, the Company established a wholly-owned, consolidated offshore limited purpose insurance subsidiary, SHC Risk Carriers, Inc. (“SHC”) which has issued a policy insuring claims made against all of the Company's nursing centers in Florida, Ohio, Tennessee, and West Virginia as well as the Company’s formerly operated Arkansas facilities. Several of the Company’s nursing centers in Alabama, Kentucky, and Texas are also covered under this policy. The SHC policy provides coverage limits of either $500,000 or $1,000,000 per medical incident with a sublimit per center of $1,000,000 and total annual aggregate policy limits of $5,000,000. The remaining nursing centers are covered by one of three claims made professional liability insurance policies purchased from entities unaffiliated with the Company. These policies provide coverage limits of $1,000,000 per claim and have sublimits of $3,000,000 per center, with varying aggregate policy limits.
Reserve for Estimated Self-Insured Professional Liability Claims
Because the Company’s actual liability for existing and anticipated professional liability and general liability claims will likely exceed the Company’s limited insurance coverage, the Company has recorded total liabilities for reported and estimated future claims of $28,134,000 as of September 30, 2013. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis and are presented without regard to any potential insurance recoveries. Amounts are added to the accrual for estimates of anticipated liability for claims incurred during each period, and amounts are deducted from the accrual for settlements paid on existing claims during each period.
The Company evaluates the adequacy of this liability on a quarterly basis. Semi-annually, the Company retains a third-party actuarial firm to assist in the evaluation of this reserve. Merlinos & Associates, Inc. (“Merlinos”) assisted management in the preparation of an estimate of the appropriate accrual for the claims period ending June 30, 2013 and for incurred, but not reported general and professional liability claims as of that date based on data furnished as of May 31, 2013. Merlinos primarily utilizes historical data regarding the frequency and cost of the Company’s past claims over a multi-year period, industry data and information regarding the number of occupied beds to develop its estimates of the Company’s ultimate professional liability cost for current periods. The Actuarial Division of Willis of Tennessee, Inc. assisted the Company with all estimates prior to May 2012.
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
As of September 30, 2013, the Company is engaged in 53 professional liability lawsuits. Three lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The Company’s cash expenditures for self-insured professional liability costs from continuing operations were $3,502,000 and $1,616,000 for the nine months ended September 30, 2013 and 2012, respectively.
The Company follows current accounting guidance set forth in FASB ASU 2010-24, “Presentation of Insurance Claims and Related Insurance Recoveries,” that clarifies that a health care entity should not net insurance recoveries against a related professional liability claim, and that the amount of the claim liability should be determined without consideration of insurance recoveries. Accordingly, the Company has recorded assets and equal liabilities of $650,000 at September 30, 2013 and $1,238,000 at December 31, 2012, respectively.

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
Other Insurance
With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. The Company is completely self-insured for workers’ compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. From June 30, 2003 until June 30, 2007, the Company’s workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. For the period from July 1, 2008 through June 30, 2013, the Company is covered by a prefunded deductible policy. Under this policy, the Company is self-insured for the first $500,000 per claim, subject to an aggregate maximum of $3,000,000. The Company funds a loss fund account with the insurer to pay for claims below the deductible. The Company accounts for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred. The liability for workers’ compensation claims is $253,000 at September 30, 2013. The Company has a non-current receivable for workers’ compensation policies covering previous years of $1,140,000 as of September 30, 2013. The non-current receivable is a function of payments paid to the Company’s insurance carrier in excess of the estimated level of claims expected to be incurred.
As of September 30, 2013, the Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $175,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $834,000 at September 30, 2013. The differences between actual settlements and reserves are included in expense in the period finalized.

6.	STOCK-BASED COMPENSATION
During 2013 and 2012, the Compensation Committee of the Board of Directors approved grants totaling approximately 69,000 and 86,000 shares of restricted common stock to certain employees and members of the Board of Directors, respectively. The fair value of restricted shares are determined as the quoted market price of the underlying common shares at the date of the grant. The restricted shares typically vest 33% on the first, second and third anniversaries of the grant date. Unvested shares may not be sold or transferred. During the vesting period, dividends accrue on the restricted shares, but are paid in additional shares of common stock upon vesting, subject to the vesting provisions of the underlying restricted shares. The restricted shares are entitled to the same voting rights as other common shares. Upon vesting, all restrictions are removed. In addition to the shares of restricted common stock granted in the current year, the Compensation Committee of the Board of Directors also approved grants of approximately 55,000 unrestricted shares of common stock to certain employees. These shares were granted without restrictions and considered fully vested upon the date of the grant.

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
Stock-based compensation expense is non-cash and is included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. The Company recorded total stock-based compensation expense of $809,000 and $435,000 in the nine month periods ended September 30, 2013 and 2012, respectively.

7.	EARNINGS (LOSS) PER COMMON SHARE
Information with respect to basic and diluted net loss per common share is presented below in thousands, except per share:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2013	2012	2013	2012
Numerator: Loss amounts attributable to Diversicare Healthcare Services, Inc. common shareholders:
Loss from continuing operations	$(2,344)	$(498)	$(5,336)	$(2,802)
Less: income attributable to noncontrolling interests	(17)	(16)	(51)	(109)
Loss from continuing operations attributable to Diversicare Healthcare Services, Inc.	(2,361)	(514)	(5,387)	(2,911)
Preferred stock dividends	(86)	(86)	(258)	(258)
Loss from continuing operations attributable to Diversicare Healthcare Services, Inc. shareholders	(2,447)	(600)	(5,645)	(3,169)
Income (loss) from discontinued operations, net of income taxes	(2,421)	518	(2,555)	1,013
Net loss attributable to Diversicare Healthcare Services, Inc. common shareholders	$(4,868)	$(82)	$(8,200)	$(2,156)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss per common share:
Per common share – basic
Loss from continuing operations	$(0.42)	$(0.10)	$(0.96)	$(0.54)
Income from discontinued operations
Operating income (loss), net of taxes	(0.41)	0.06	(0.43)	0.14
Gain on disposal, net of taxes	—	0.03	—	0.03
Discontinued operations, net of taxes	(0.41)	0.09	(0.43)	0.17
Net loss per common share – basic	$(0.83)	$(0.01)	$(1.39)	$(0.37)
Per common share – diluted
Loss from continuing operations	$(0.42)	$(0.10)	$(0.96)	$(0.54)
Income from discontinued operations
Operating income, net of taxes	(0.41)	0.06	(0.43)	0.14
Gain on disposal, net of taxes	—	0.03	—	0.03
Discontinued operations, net of taxes	(0.41)	—	(0.04)	0.17
Net loss per common share - diluted	$(0.83)	$(0.01)	$(1.39)	$(0.37)
Denominator: Weighted Average Common Shares Outstanding:
Basic	5,892	5,828	5,878	5,816
Diluted	5,892	5,828	5,878	5,816
The effects of 326,000 and 239,000 SOSARs and options outstanding were excluded from the computation of diluted earnings per common share in 2013 and 2012, respectively, because these securities would have been anti-dilutive due to the net loss. The weighted average common shares for basic and diluted earnings for common shares were the same due to the quarterly and year-to-date loss in 2013 and 2012.

8.	VARIABLE INTEREST ENTITY
Accounting guidance requires that a variable interest entity (“VIE”) must be consolidated by the primary beneficiary in accordance with the provisions set forth in FASB ASC 810, Consolidation, as mentioned in Note 2 above. The primary beneficiary is the party that has both the power to direct activities of a VIE that most significantly impact the entity's economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. We perform an ongoing qualitative analysis to determine if we are the primary beneficiary of a VIE. At September 30, 2013, we are the primary beneficiary of one VIE, and therefore, consolidate that entity.
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
The Company has no equity interest in the entity that constructed the new center and does not guarantee any debt obligations of the entity. The owners of the center have provided guarantees of the debt of the entity and, based on those guarantees, the entity is considered to be a VIE. The Company owns the underlying Certificate of Need that is required for operation as a skilled nursing center. During 2011, the Company determined it is the primary beneficiary of the VIE based primarily on the ownership of the Certificate of Need, the fixed price purchase option described above, the Company’s ability to direct the activities that most significantly impact the economic performance of the VIE, and the right to receive potentially significant benefits from the VIE. Accordingly, as the primary beneficiary, the Company consolidates the balance sheet and results of operations of the VIE.

9. EQUITY METHOD INVESTMENT
The investment in unconsolidated affiliate reflected on the interim consolidated balance sheet relates to a pharmacy joint venture partnership in which the Company owns 50%. The joint venture was initially funded by the Company and its partner and began operations during 2012. This investment in unconsolidated affiliate is accounted for using the equity method as the Company exerts significant influence, but does not control or otherwise consolidate the entity. The investment in unconsolidated affiliate balance at September 30, 2013, was $519,000 as compared to $420,000 at December 31, 2012. Additionally, the Company's share of the net profits and losses of the unconsolidated affiliate are reported in equity in net earnings or losses of unconsolidated affiliate in our statement of operations. The Company's equity in the net losses of unconsolidated affiliate for the nine month period ended September 30, 2013, was $152,000 as compared to $127,000 for the nine month period ended September 30, 2012.

10.	BUSINESS DEVELOPMENT
Acquisitions
On March 6, 2013, the Company entered into an asset purchase agreement ("the Agreement") with Cumberland & Ohio Co. of Texas, as receiver of the assets of SeniorTrust of Florida, Inc. to acquire certain land, improvements, furniture, fixtures and equipment, and personal property of five facilities, all located in Kansas, for an aggregate purchase price of $15,500,000. The purchase of the Kansas facilities commenced on May 1, 2013. The Company also incurred $338,000 in acquisition-related expenses associated with this transaction. The five facilities acquired under the Agreement include the following:

•	77-bed skilled nursing facility known as Chanute HealthCare Center

•80	-bed skilled nursing facility known as Council Grove HealthCare Center

•	119-bed skilled nursing facility known as Haysville HealthCare Center

•	80-bed skilled nursing facility known as Larned HealthCare Center

•	62-bed skilled nursing facility known as Sedgwick HealthCare Center

As a result of the consummation of the Agreement, the Company allocated the purchase price of $15,500,000 between the assets associated with the transaction based on the fair value of the acquired net assets. In addition to the assets acquired in the transaction, the Company also assumed liabilities of $758,000 which resulted in total cash outlay of $14,742,000. The allocation of the purchase price was determined with the assistance of HealthTrust LLC, a third-party real estate valuation firm. The allocation for the net assets acquired is as follows:

As of May 1, 2013
Purchase Price	$15,500,000

Land	$2,130,000
Buildings	12,127,000
Furniture, fixtures, and equipment	1,200,000
Inventory	43,000

Less: Liabilities assumed	$758,000

Total cash paid	$14,742,000

Since finalizing the purchase, the aforementioned facilities have contributed $9,706,000 in revenue to the Consolidated Interim Statement of Operations during the nine month period ended September 30, 2013.

Lease Agreements
In April 2012, the Company entered into a lease agreement to operate a 88-bed skilled nursing center in Clinton, Kentucky. The center is subject to a mortgage insured through the United States Department of Housing and Urban Development. The current annual lease payments are approximately $373,000. The lease has an initial ten-year term with two five-year renewal options and contains an option to purchase the property for $3,300,000 during the first five years. The center was without residents since April 2011 after being decertified by Medicare and Medicaid. The lease agreement called for a $125,000 lease commencement fee and the transaction is considered a lease agreement. The Medicare certification for this facility was obtained during the fourth quarter of 2012, while the Medicaid certification was completed during the first quarter of 2013.
Separate from the above lease transaction, in September 2012, the Company entered into a lease agreement to operate a 154-bed skilled nursing center in Louisville, Kentucky. The nursing center is owned by a real estate investment trust ("REIT") and the lease provides for an initial fifteen-year lease term with a five-year renewal option. The Company began operating the skilled nursing center in September 2012. This skilled nursing center was already operating and treating patients on the transition date. There was no purchase price paid to enter into the lease agreement for this skilled nursing center.
On August 1, 2013, the Company assumed operations at Seneca Place, an existing 107-bed facility in Louisville, KY.  The nursing center is owned by a REIT and the lease provides for an initial 15-year lease term with a 5-year renewal option. This additional skilled nursing center increases the Company's footprint in Kentucky to nine nursing centers. The center was already operating and treating patients on the transition date. There was no purchase price paid to enter into the lease agreement for this skilled nursing center.

11.	DISCONTINUED OPERATIONS
Arkansas Lease Termination
Effective September 1, 2013, the Company entered into an agreement with Omega Healthcare Investors, Inc. ("Omega") to terminate its lease with respect to eleven nursing centers and 1,181 licensed beds located in Arkansas and concurrently entered into operation transfer agreements to transfer the operations of each of those eleven centers to an operator selected by Omega. Upon the completion of the transaction, the Company no longer operates any skilled nursing centers in the State of Arkansas. In connection with the closing of this transaction, the Company and Omega entered into the Thirteenth Amendment to Consolidated Amended and Restated Master Lease ("Master Lease") most recently amended on January 22, 2013. This amendment effectively modifies the terms of the Master Lease to terminate the terms surrounding the eleven nursing centers in Arkansas, and only as to those eleven centers, and effectively reduces the annual rent payable under the Master Lease by $5,000,000.
As a result of this transaction, the Company has reclassified the operations of these centers as discontinued operations for all periods presented in the accompanying interim consolidated financial statements. These centers contributed revenues of $40,161,000 and $46,140,000 and net loss of $2,432,000 and net income of $836,000 during the nine months ended September 30, 2013 and 2012, respectively.  The net income or loss for the nursing centers included in discontinued operations does not reflect any allocation of corporate general and administrative expense or any allocation of corporate interest expense. The Company considered these additional costs along with the centers' future prospects based upon operating history when determining the contribution of the skilled nursing centers to its operations. In addition to the expenses associated with the discontinued operations, the Company also incurred $944,000 in restructuring expenses that represent corporate expenses and exit costs associated with the Arkansas disposition, but not classified as discontinued operations.
The discontinued assets and liabilities of the disposed skilled nursing centers have been reclassified and are segregated in the interim consolidated balance sheets as assets and liabilities of discontinued operations. The current asset amounts, which are primarily composed of net accounts receivable, of $1,963,000 and $4,485,000, and the current liabilities are primarily composed of trade payable and various accrued expenses such as payroll and real estate taxes of $546,000 and $2,199,000 at September 30, 2013 and December 31, 2012, respectively. The Company expects to collect the balance of the accounts receivable and pay the remaining trade payables and accrued expenses in the ordinary course of business. The Company did not transfer the accounts receivable or liabilities to the new owner. Further, in accordance with Company accounting policy, the reserve for professional liability and workers' compensation will remain in the consolidated liability accounts as future payment of these liabilities will be paid through the Company's future operating cash flows.

Newport Disposition
In addition to the transaction above, the Company sold an owned skilled nursing center in Arkansas to an unrelated party and has reclassified the operations of this center as discontinued operations for all periods presented in the accompanying interim consolidated financial statements effective September 1, 2012. The financial impact of this skilled nursing center continues to be reflected in the current and historical interim consolidated financial statements during this period. This center contributed revenues of $0 and $3,463,000 and net loss of $130,000 and net income of $7,000 during the nine months ended September 30, 2013 and 2012, respectively.  Similar to the transaction above, the net income or loss for the nursing center included in discontinued operations does not reflect any allocation of corporate general and administrative expense or any allocation of corporate interest expense. The Company considered these additional costs along with the center's future prospects when determining the contribution of the skilled nursing center to its operations.

12.	SUBSEQUENT EVENTS

On October 1, 2013, the Company finalized its previously announced transaction to assume operations of three centers in Ohio and one center in Indiana from Catholic Health Partners.  The centers were purchased by a REIT and the Company assumed responsibility for their operations upon the closing of the transaction.  The transaction included the following centers with 712 licensed beds, as branded by Diversicare:

•	173-bed skilled nursing center known as Diversicare of Bradford Place

•	167-bed skilled nursing center known as Diversicare of Siena Woods

•	200-bed skilled nursing center known as Diversicare of St. Theresa

•	172-bed skilled nursing center known as Diversicare of Providence

Upon the completion of this transaction, the Company’s continuing operations consist of 47 nursing centers with 5,594 licensed nursing beds. The Company owns 13 and leases 34 of its nursing centers.

Additionally, subsequent to September 30, 2013, the Company amended the prescribed calculation of various financial covenants with the Credit Agreement to allow for certain costs incurred from the disposition of the Arkansas operations. The amendment of the covenant calculations is reflected in the covenant compliance levels as of September 30, 2013, included herein.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Diversicare Healthcare Services, Inc. provides long-term care services to nursing center patients in eight states, primarily in the Southeast and Southwest. Our centers provide a range of health care services to their patients and residents that include nursing, personal care, and social services. In addition to the services usually provided in long-term care centers, we also offer a variety of comprehensive rehabilitation services as well as nutritional support services.As of September 30, 2013, the Company’s continuing operations consist of 43 nursing centers with 4,882 licensed nursing beds. The Company owns 13 and leases 30 of its nursing centers. The nursing center and licensed bed count includes the 107-bed facility in Louisville, Kentucky, for which the Company entered into a lease agreement in August 2013. The Medicaid and Medicare certification processes for this facility are currently underway, and are expected to be completed in the fourth quarter of 2013. The nursing center and licensed nursing bed count also includes the Kansas centers acquired in May 2013, which comprise five skilled nursing centers and 418 licensed beds. The Medicaid certification process was completed for these facilities during the second quarter of 2013, the Medicare certification process was completed for these facilities during the third quarter of 2013. The count also includes the 88-bed skilled nursing center in Clinton, Kentucky for which the Company entered into a lease agreement in April 2012. The Company had a limited number of patients at this facility while it completed the Medicare certification process which was obtained in the fourth quarter of 2012. The Medicaid certification for the Clinton, Kentucky center was obtained in the first quarter of 2013. The nursing center and licensed nursing bed count also includes the 154-bed skilled nursing center leased in Louisville, Kentucky, that the Company has operated since September 2012. The Medicaid certification for the Louisville, Kentucky center was also obtained in the first quarter of 2013. Our continuing operations include centers in Alabama, Florida, Kansas, Kentucky, Ohio, Tennessee, Texas and West Virginia.
Discontinued Operations
Effective September 1, 2012, we sold an owned skilled nursing center in Arkansas to an unrelated party, and have reclassified the operations of this center as discontinued operations for all periods presented in the accompanying interim consolidated financial statements. Additionally, effective September 1, 2013, the Company finalized an agreement with Omega Healthcare Investors, Inc. ("Omega") to terminate its lease with respect only to eleven nursing centers with 1,181 licensed beds located in Arkansas and to concurrently transfer operations to an operator selected by Omega. The completion of this transaction represents disposal of all of the Company's operations in the state of Arkansas.
The net income for the nursing centers included in discontinued operations does not reflect any allocation of regional or corporate general and administrative expense or any allocation of corporate interest expense. We considered these additional costs along with the future prospects of these nursing centers when determining the contribution of the skilled nursing centers to our operations.
The assets and liabilities of the disposed skilled nursing centers have been reclassified and are segregated in the interim consolidated balance sheets as assets and liabilities of discontinued operations. The current asset amounts are primarily composed of net accounts receivable of $2.0 million and $4.6 million, and the current liabilities are primarily composed of trade payable and various accrued expenses such as payroll and real estate taxes of $0.6 million and $2.2 million at September 30, 2013 and December 31, 2012, respectively. The Company expects to collect the balance of the accounts receivable and pay the remaining trade payables and taxes in the ordinary course of business. The Company did not transfer the accounts receivable or liabilities to the new operators of these centers. Further, in accordance with Company accounting policy, the reserve for professional liability and workers' compensation will remain in the consolidated liability accounts as future payment of these liabilities will be paid through the Company's future operating cash flows.
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

	Three Months Ended
	September 30, 2013	September 30, 2010
As a percent of total census:
Medicare census	11.0%	12.3%
Managed Care census	2.9%	1.3%
Total skilled mix census	13.9%	13.6%
As a percent of total revenues:
Medicare revenues	26.3%	29.3%
Managed Care revenues	5.6%	2.8%
Total skilled mix revenues	31.9%	32.1%
Medicare average rate per day:	$430.73	$394.23
The initiatives have developed positive skilled results, increasing the Managed Care census to 2.9% of total census in the third quarter of 2013, as compared to 1.3% in the third quarter of 2010, and total skilled mix census from 13.6% to 13.9% over the same period.
Implementing Electronic Medical Records to improve Medicaid capture:
As another part of our strategic operating initiative, we implemented EMR to improve activity documentation, primarily in our states where Medicaid payments are acuity-based. We completed the implementation of EMR in all our nursing centers in December 2011, on time and under budget. A comparison of our most recent quarter versus the third quarter of 2010 reflects the increase in our average Medicaid rate per day:

	Three Months Ended
	September 30, 2013	September 30, 2010
Medicaid average rate per day:	$162.08	$147.93
Accelerating center renovations:
As part of our strategic operating initiatives, we have accelerated our program for improving our physical plants. Since 2005, we have been completing strategic renovations of certain centers that improve quality of care and profitability. We plan to continue these nursing center renovation projects and accelerate this strategy using the knowledge obtained in the first few years of this program. A comparison of our most recent quarter versus the third quarter of 2010 reflects our success with accelerating center renovations:

	September 30, 2013	September 30, 2010
Renovated nursing centers*	17	14
Amounts expended on renovations (in millions)*	$28.1	$20.9

*The amounts above include renovations which were performed on six homes within the state of Arkansas that have since been disposed of and recorded within discontinued operations. Renovation spending on these facilities totaled $7.3 million.
Completing strategic acquisitions:
Our strategic operating initiatives include a renewed focus on completing strategic acquisitions. We continue to pursue and investigate opportunities to acquire, lease or develop new centers, focusing primarily on opportunities within our existing areas of operation. We expect to announce additional development projects in the near future. We have added three skilled nursing centers in Kentucky, one in West Virginia, and five in Kansas. As detailed further in our results of operations, we experienced a significant amount of expenses related to start-up activities during 2012 at our two newly opened centers, while the center in Louisville, Kentucky, was accretive to earnings during 2012. We expect our West Virginia nursing center, our two newly leased Kentucky nursing centers, and the five Kansas centers to be accretive to earnings in 2013.

These investments in business initiatives have increased our operating expenses during 2013 and 2012. While we expect to see additional start-up losses at some of these centers, we also expect our investments to create additional revenue and improved profitability over the next several quarters.
As part of our strategic efforts, we have also performed thorough analysis on our existing centers in order to determine whether continuing operations within certain markets or regions was in line with the short-term and long-term strategy of the business. As a result, we disposed of an owned building in Arkansas in 2012, and reached an agreement to terminate our lease for eleven other facilities in Arkansas in 2013. As a result of these transactions, we no longer operate within the state of Arkansas.
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
The following table sets forth net patient and resident revenues related to our continuing operations by payor source for the periods presented (dollar amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Medicaid	$38,897	55.3%	$33,023	53.4%	$108,536	54.1%	$96,075	52.6%
Medicare	18,532	26.3	18,381	29.7	55,114	27.5	56,108	30.7
Managed Care	3,966	5.6	3,092	5.0	12,036	6.0	9,049	5.0
Private Pay and other	8,958	12.8	7,328	11.9	24,816	12.4	21,566	11.7
Total	$70,353	100.0%	$61,824	100.0%	$200,502	100.0%	$182,798	100.0%
The following table sets forth average daily skilled nursing census by payor source for our continuing operations for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Medicaid	2,610	70.8%	2,282	70.1%	2,461	70.3%	2,252	69.7%
Medicare	404	11.0	417	12.8	409	11.7	420	13.0
Managed Care	105	2.9	79	2.4	106	3.0	79	2.4
Private Pay and other	565	15.3	478	14.7	527	15.0	479	14.9
Total	3,684	100.0%	3,256	100.0%	3,503	100.0%	3,230	100.0%
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
In March 2010, significant legislation concerning health care and health insurance was passed, including the “Patient Protection and Affordable Care Act,” (“Affordable Care Act”) along with the “Health Care and Education Reconciliation Act of 2010” (“Reconciliation Act”) collectively defined as the “Legislation.” As previously noted, we expect this Legislation to impact our Company, our employees and our patients and residents in a variety of ways. This Legislation significantly changes the future responsibility of employers with respect to providing health care coverage to employees in the United States. Two of the main provisions of the Legislation become effective in 2014 whereby most individuals will be required to either have health insurance or pay a fine and employers with 50 or more employees will either have to provide minimum essential coverage or will be subject to additional taxes. On July 2, 2013, the United States Treasury Department announced that it will delay the employer reporting mandate, which was to be effective for 2014, until 2015 to allow additional time for process improvement and system integration. We have not estimated the financial impact of the Legislation and the costs associated with complying with the increased levels of health insurance we will be required to provide our employees and their dependents in future years. We expect the Legislation will result in increased operating expenses.
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
The Budget Control Act of 2011 (“BCA”), enacted on August 2, 2011, increased the United States debt ceiling and linked the debt ceiling increase to corresponding deficit reductions through 2021. The BCA also established a 12 member joint committee of Congress known as the Joint Select Committee on Deficit Reduction (“Super Committee”). The Super Committee’s objective was to create proposed legislation to reduce the United States federal budget deficit by $1.5 trillion for fiscal years 2012 through 2021. Part of the BCA required this legislation to be enacted by December 23, 2011, or approximately $1.2 trillion in spending reductions would automatically begin through sequestration on January 1, 2013, split between domestic and defense spending. As no legislation was passed that would achieve the targeted savings outlined in the BCA, payments to Medicare providers have been reduced by 2% from planned levels effective April 1, 2013. As a result of sequestration, we experienced an approximate decrease in revenue of $901,000 for the quarter ended September 30, 2013.
In July 2013, CMS issued Medicare payment rates, effective October 1, 2013, that increased reimbursement to skilled nursing centers by approximately 0.6% compared to the fiscal year ending September 30, 2013. The increase is the net effect of a 2.5% inflation increase as measured by the SNF market basket, offset by a 0.7% negative productivity adjustment required by the Affordable Care Act, and a 1.2% budget neutrality adjustment. This adjustment if further offset by the ongoing sequestration from the BCA as mentioned above. The 2% sequestration is not applied to the payment rate, but rather it is applied to Medicare claims after determining coinsurance, any applicable deductibles, and any applicable Medicare secondary payment adjustments.
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
Related to the exceptions process discussed above, for services provided with dates of service between January 1, 2013, through March 31, 2013, providers were required to submit a request for an exception for therapy services above the threshold of $3,700 which will then be manually medically reviewed. Similar to the therapy cap exceptions process, the threshold process will have a $3,700 per patient threshold on physical and speech therapy services, and a separate $3,700 per patient threshold on occupational therapy services. The exception reviews were conducted by Medicare Administrative Contractors during this period. Effective April 1, 2013, Recovery Auditors began conducting prepayment and postpayment reviews of claims dated April 1, 2013 and later.
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
Medicare Part B therapy services in our centers are determined according to MPFS. Annually since 1997, the MPFS has been subject to a Sustainable Growth Rate Adjustment (“SGR”) intended to keep spending growth in line with allowable spending. Each year since the SGR was enacted, this adjustment produced a scheduled negative update to payment for physicians, therapists and other healthcare providers paid under the MPFS. Congress has stepped in with so-called “doc fix” legislation numerous times to stop payment cuts to physicians, most recently by the Middle Class Tax Relief and Job Creation Act of 2012, which stopped these payment cuts through December 31, 2012. Effective April 1, 2013, MPFS included a reduction of

Medicare Part B therapy services reimbursements of 7%. This reduction in reimbursements has resulted in a reduction in revenue of $478,000 for the three-month period ended September 30, 2013.
The Middle Class Tax Relief and Job Creation Act of 2012 also resulted in a reduction of bad debt treated as an allowable cost. Prior to this act, Medicare reimbursed providers for beneficiaries’ unpaid coinsurance and deductible amounts after reasonable collection efforts at a rate between 70 and 100 percent of beneficiary bad debt. This provision reduced bad debt reimbursement exposure for all providers to 65 percent.
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
We receive the majority of our annual Medicaid rate increases during the third quarter of each year. The rate changes received in the third quarter of 2012 and the third quarter of 2011, along with increased Medicaid acuity in our acuity based states, was the primary contributor to our 3.0% increase in average rate per day for Medicaid patients in 2013 compared to 2012. Based on the rate changes received during the third quarter of 2013, we expect downward pressure on our rate per day for Medicaid patients as we move into 2014 due to modest rate decreases in many of the states within which we operate.
We are unable to predict what, if any, reform proposals or reimbursement limitations will be implemented in the future, or the effect such changes would have on our operations. For the nine months ended September 30, 2013, we derived 27.5% and 54.1% of our total patient revenues related to continuing operations from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on our profitability.
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
Licensure and Other Health Care Laws
All of our nursing centers must be licensed by the state in which they are located in order to accept patients, regardless of payor source. In most states, nursing centers are subject to CON laws, which require us to obtain government approval for the construction of new nursing centers or the addition of new licensed beds to existing centers. Our nursing centers must comply with detailed statutory and regulatory requirements on an ongoing basis in order to qualify for licensure, as well as for certification as a provider eligible to receive payments from the Medicare and Medicaid programs. Generally, the requirements for licensure and Medicare/Medicaid certification are similar and relate to quality and adequacy of personnel, quality of medical care, record keeping, dietary services, patient rights, and the physical condition of the center and the adequacy of the equipment used therein. Each center is subject to periodic inspections, known as “surveys” by health care regulators, to determine compliance with all applicable licensure and certification standards. Such requirements are both subjective and subject to change. If the survey concludes that there are deficiencies in compliance, the center is subject to various sanctions, including, but not limited to, monetary fines and penalties, suspension of new admissions, non-payment for new admissions and loss of licensure or certification. Generally, however, once a center receives written notice of any compliance deficiencies, it may submit a written plan of correction and is given a reasonable opportunity to correct the deficiencies. There can be no assurance that, in the future, we will be able to maintain such licenses and certifications for our facilities or that we will not be required to expend significant sums in order to comply with regulatory requirements.

Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of September 30, 2013, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	After 5 Years
Long-term debt obligations (1)	$65,314	$5,269	$13,757	$46,288	$—
Settlement obligations (2)	5,583	5,583	—	—	—
Series C Preferred Stock (3)	4,918	4,918	—	—	—
Elimination of Preferred Stock Conversion feature (4)	3,435	687	1,374	1,374	—
Operating leases (5)	517,424	22,523	46,796	49,394	398,711
Required capital expenditures under operating leases (6)	7,519	249	498	498	6,274
Total	$604,193	$39,229	$62,425	$97,554	$404,985

(1)	Long-term debt obligations include scheduled future payments of principal and interest of long-term debt and amounts outstanding on our capital lease obligations.

(2)
Settlement obligations relate to professional liability cases that are expected to be paid within the next twelve months. The professional liabilities are included in our current portion of self-insurance reserves.

(3)	Series C Preferred Stock equals the redemption value at the preferred shareholder’s earliest redemption date.

(4)
Payments to Omega Health Investors ("Omega"), from which we lease 25 nursing centers, for the elimination of the preferred stock conversion feature in connection with restructuring the preferred stock and master lease agreements. Monthly payments of approximately $57,000 will be made through the end of the initial lease period that ends in September 2018.

(5)	Represents lease payments under our operating lease agreements. Assumes all renewal periods are enacted.

(6)	Includes annual expenditure requirements under operating leases.
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to two times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change of control of the Company (as defined). The maximum contingent liability under these agreements is approximately $1,260,000 as of September 30, 2013. The terms of such agreements are for one year and automatically renew for one year if not terminated by us or the employee. In addition, upon the occurrence of any triggering event, those certain members of management may elect to require that we purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of our common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of our common stock on September 30, 2013, there is no contingent liability for the repurchase of the equity grants. No amounts have been accrued for these contingent liabilities.

Results of Operations
The results of operations presented have been reclassified to present the effects of certain divestitures discussed in the overview to "Management's Discussion and Analysis of Financial Condition and Results of Operations."
The following tables present the unaudited interim statements of operations and related data for the three and nine month periods ended September 30, 2013 and 2012:

(in thousands)	Three Months Ended September 30,
	2013	2012	Change	%
PATIENT REVENUES, net	$70,353	$61,824	$8,529	13.8%
EXPENSES:
Operating	57,694	48,768	8,926	18.3%
Lease and rent expense	5,250	4,711	539	11.4%
Professional liability	1,382	1,348	34	2.5%
General and administrative	6,092	5,651	441	7.8%
Depreciation and amortization	1,784	1,578	206	13.1%
Restructuring	944	—	944	100.0%
Total expenses	73,146	62,056	11,090	17.9%
OPERATING INCOME (LOSS)	(2,793)	(232)	(2,561)	1,103.9%
OTHER INCOME (EXPENSE):
Equity in net income (loss) of unconsolidated affiliate	63	(95)	158	(166.3)%
Interest expense, net	(1,002)	(696)	(306)	44.0%
Debt retirement costs	—	—	—	—%
	(939)	(791)	(148)	18.7%
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,732)	(1,023)	(2,709)	264.8%
BENEFIT FOR INCOME TAXES	1,388	525	863	164.4%
LOSS FROM CONTINUING OPERATIONS	$(2,344)	$(498)	$(1,846)	370.7%

(in thousands)	Nine Months Ended September 30,
	2013	2012	Change	%
PATIENT REVENUES, net	$200,502	$182,798	$17,704	9.7%
EXPENSES:
Operating	160,770	145,100	15,670	10.8%
Lease and rent expense	15,343	14,035	1,308	9.3%
Professional liability	5,682	3,603	2,079	57.7%
General and administrative	18,579	17,698	881	5.0%
Depreciation and amortization	5,014	4,716	298	6.3%
Restructuring	944	—	944	100.0%
Total expenses	206,332	185,152	21,180	11.4%
OPERATING LOSS	(5,830)	(2,354)	(3,476)	147.7%
OTHER INCOME (EXPENSE):
Equity in net losses of unconsolidated affiliate	(152)	(127)	(25)	19.7%
Interest expense, net	(2,582)	(2,099)	(483)	23.0%
Debt retirement costs	(320)	—	(320)	100.0%
	(3,054)	(2,226)	(828)	37.2%
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(8,884)	(4,580)	(4,304)	94.0%
BENEFIT FOR INCOME TAXES	3,548	1,778	1,770	99.6%
LOSS FROM CONTINUING OPERATIONS	$(5,336)	$(2,802)	$(2,534)	90.4%

Percentage of Net Revenues	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
PATIENT REVENUES, net	100.0%	100.0%	100.0%	100.0%
EXPENSES:
Operating	82.0	78.9	80.2	79.4
Lease and rent expense	7.5	7.6	7.7	7.7
Professional liability	2.0	2.2	2.8	2.0
General and administrative	8.7	9.1	9.3	9.7
Depreciation and amortization	2.5	2.6	2.5	2.6
Restructuring	1.3	—	0.5	—
Total expenses	104.0	100.4	103.0	101.4
OPERATING INCOME (LOSS)	(4.0)	(0.4)	(3.0)	(1.4)
OTHER INCOME (EXPENSE):
Equity in net losses of unconsolidated affiliate	0.1	(0.2)	(0.1)	(0.1)
Interest expense, net	(1.4)	(1.1)	(1.3)	(1.1)
Debt retirement costs	—	—	(0.2)	—
	(1.3)	(1.3)	(1.6)	(1.2)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(5.3)	(1.7)	(4.6)	(2.6)
BENEFIT FOR INCOME TAXES	2.0	0.8	1.8	1.0
LOSS FROM CONTINUING OPERATIONS	(3.3)%	(0.9)%	(2.8)%	(1.6)%

Three Months Ended September 30, 2013 Compared With Three Months Ended September 30, 2012
Patient Revenues
Patient revenues were $70.4 million in 2013 and $61.8 million in 2012. The increase is primarily attributable to the contribution of newly leased and newly acquired centers. The recently acquired Kansas centers contributed $5.8 million in revenues during the quarter. The newly leased 107-bed skilled nursing center in Louisville, Kentucky contributed $1.3 million in additional revenues during the third quarter of 2013, subsequent to assuming operations of this center effective August 1, 2013.
In addition to our nursing center operations acquired in the current year, certain centers that were acquired in 2012, also contributed increased revenues in third quarter of 2013 as compared to the same quarter in 2012. Our 90-bed West Virginia nursing center has contributed $1.3 million in additional revenue as it continues to develop its total census and Medicare and Managed Care census. Additionally, the leased 88-bed nursing center in Clinton, Kentucky, generated additional revenues of $0.8 million, and the leased 154-bed skilled nursing center in Louisville, Kentucky, contributed $2.4 million in additional revenues for the three months ended September 30, 2013 as compared to the same period in 2012.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Three Months Ended September 30,
	2013		2012
Skilled nursing occupancy	76.6%	(1)	78.1%	(1)
As a percent of total census:
Medicare census	11.0%		12.8%
Managed Care census	2.9%		2.4%
As a percent of total revenues:
Medicare revenues	26.3%		29.7%
Medicaid revenues	55.3%		53.4%
Managed Care revenues	5.6%		5.0%
Average rate per day:
Medicare	$430.73		$425.09
Medicaid	$162.08		$157.44
Managed Care	$379.92		$379.85

(1)	Skilled nursing occupancy excludes our recently leased Clinton, Kentucky nursing center, recently leased Louisville, Kentucky nursing center, and recently acquired Kansas nursing centers.

The increase in revenues from the newly leased or acquired facilities was partially offset by an overall decrease in census at our same-store nursing centers of $0.9 million. The overall decrease in same-store census is primarily driven by a decrease in Medicare census which resulted in decreased revenue of $2.5 million in same-store nursing centers. The decrease in Medicare census was partially offset by an increase in both Medicaid and Managed Care census during the period. Medicaid census increased in 2013 resulting in increased revenue of $0.9 million compared to 2012. Managed Care average daily census at our same-store nursing centers increased 26.5% during 2013 resulting in an additional $0.7 million in revenue.

The average Medicaid rate per patient day at same-store nursing centers for 2013 increased 3.1% compared to 2012, resulting in an increase in revenue of $1.0 million. This average rate per day for Medicaid patients is the result of rate increases in certain states and increasing patient acuity levels. The average Medicare rate per patient day for 2013 increased 0.5% compared to 2012, resulting in an increase in revenue of $0.3 million.
Operating Expense
Operating expense increased in the third quarter of 2013 to $57.7 million as compared to $48.8 million in the third quarter of 2012, driven primarily by the $9.3 million increase in operating costs attributable to the recently added nursing centers. Operating expense increased as a percentage of revenue at 82.0% for the third quarter of 2013 as compared to 78.9% for the third quarter of 2012.
The largest component of operating expenses is wages. Considering the aforementioned addition of the new centers, we experienced an increase to $33.2 million in the third quarter of 2013 as compared to $30.1 million in the third quarter of 2012, an increase of $3.1 million, or 10.1%. While wages increased overall, wages as a percentage of revenue decreased in the third quarter of 2013 to 47.2% as compared to 48.8% in the third quarter of 2012, a decrease of 1.6%.
In addition to the factors above, operating expense was also impacted by an increase in provider taxes of $0.4 million in the third quarter of 2013 as compared to the corresponding period in the prior year, primarily as a result of taxes for new centers.
Lease Expense
Lease expense increased in the third quarter of 2013 to $5.3 million as compared to $4.7 million in the third quarter of 2012. The increase in lease expense was primarily attributable to $0.4 million in combined lease expense for the two newly leased nursing centers in Louisville, Kentucky, and the leased nursing center in Clinton, Kentucky. The remaining increase is attributable to annual rent increases on existing lease agreements.
Professional Liability
Professional liability expense was $1.4 million in the third quarter of 2013 compared to $1.3 million in the third quarter of 2012, an increase of $0.1 million. We were engaged in 53 professional liability lawsuits as of September 30, 2013, compared to 49 as of December 31, 2012. Our quarterly cash expenditures for professional liability costs of continuing operations were $1.3 million and $0.2 million for 2013 and 2012, respectively. Professional liability expense and cash expenditures fluctuate from year to year based respectively on the results of our third-party professional liability actuarial studies and on the costs incurred in defending and settling existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.

General and Administrative Expense
General and administrative expense was $6.1 million in the third quarter of 2013 as compared to $5.7 million in the third quarter of 2012, an increase of $0.4 million. The increase in general and administrative expense is primarily attributable to an increase in salaries and related taxes, primarily as a result of wage increases, of $0.5 million in the third quarter of 2013.
Depreciation and Amortization
Depreciation and amortization expense was approximately $1.8 million in the third quarter of 2013 as compared to $1.6 million in 2012. The increase in depreciation expense relates to fixed assets at the newly leased and acquired centers.
Restructuring
We incurred certain charges in connection with the termination of our existing lease for 11 Arkansas nursing centers, including severance of $0.2 million, transition bonuses, and legal expenses. These expenses were classified as restructuring expenses on the interim consolidated statement of operations for the three-month period ended September 30, 2013. As these expenses related to the transaction which occurred in 2013, the $0.9 million in restructuring expense represents an increase from the same period in 2012.
Interest Expense, Net
Interest expense was $1.0 million in the third quarter of 2013 and $0.7 million in the third quarter of 2012, an increase of $0.3 million. The increase was primarily attributable to slightly higher debt balances in 2013 as a result of the amended Mortgage Loan, which increased the balance of outstanding debt as a result of the acquisition of the Kansas centers.
Loss from Continuing Operations before Income Taxes; Loss from Continuing Operations per Common Share
As a result of the above, continuing operations reported a loss before income taxes of $3.7 million for the third quarter of 2013 as compared to a loss of $1.0 million for the third quarter of 2012. The benefit for income taxes was $1.4 million in the third quarter of 2013 as compared to $0.5 million in the third quarter of 2012. The basic and diluted loss per common share from continuing operations were both $0.42 for the third quarter of 2013 as compared to $0.10 in the third quarter of 2012.
Nine Months Ended September 30, 2013 Compared With Nine Months Ended September 30, 2012
Patient Revenues
Patient revenues were $200.5 million and $182.8 million in the nine-month periods ended September 30, 2013 and 2012, respectively. The increase is primarily attributable to the contribution of newly leased and newly acquired centers. The recently acquired Kansas centers contributed $9.7 million in revenues during the period. The newly-leased 107-bed skilled nursing center in Louisville, Kentucky contributed $1.3 million in additional revenues during 2013, subsequent to assuming operations of this center effective August 1, 2013.
In addition to our nursing center operations acquired in the current year, certain centers that were acquired in 2012 also contributed increased revenues in the nine-month period ended September 30, 2013 as compared to the same period in 2012. Our 90-bed West Virginia nursing center has contributed $4.8 million in additional revenue as it continues to develop its total census and Medicare and Managed Care census. Additionally, the leased 88-bed nursing center in Clinton, Kentucky, generated additional revenues of $1.9 million, and the leased 154-bed skilled nursing center in Louisville, Kentucky, contributed $7.2 million in additional revenues for 2013 as compared to 2012.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Nine Months Ended September 30,
	2013		2012
Skilled nursing occupancy	76.7%	(1)	77.9%	(1)
As a percent of total census:
Medicare census	11.7%		13.0%
Managed Care census	3.0%		2.4%
As a percent of total revenues:
Medicare revenues	27.5%		30.7%
Medicaid revenues	54.1%		52.6%
Managed Care revenues	6.0%		5.0%
Average rate per day:
Medicare	$430.28		$426.63
Medicaid	$161.25		$156.62
Managed Care	$382.90		$383.88

(1)	Skilled nursing occupancy excludes our recently leased Clinton, Kentucky nursing center, recently leased Louisville, Kentucky nursing center, and recently acquired Kansas nursing centers.

In addition to the increase in revenues from the newly leased or acquired facilities, there was also an increase in same-store revenues as a result of favorable rate increases in 2013. The average Medicaid rate per patient day at same-store nursing centers for 2013 increased 3.0% compared to 2012, resulting in an increase in same-store revenue of $3.0 million. This average rate per day for Medicaid patients is the result of rate increases in certain states and increasing patient acuity levels. The average Medicare rate per patient day for 2013 increased 1.4% compared to 2012, resulting in an increase in revenue of $0.6 million.

The increase in same-store revenues as a result of rates was offset by a decrease of $0.2 million in revenues at our same-store nursing centers as a result of census. The decrease in same-store census was primarily driven by a decrease in Medicare census for 2013, which resulted in a reduction of $5.1 million in same-center revenues. The decrease in Medicare census was partially offset by an increase in both Medicaid and Managed Care census during the period. The Medicaid census for 2013 increased $2.4 million compared to 2012. Managed Care average daily census at our same-store nursing centers increased 30.1% during 2013 for a $2.5 million increase in revenue.
Operating Expense
Operating expense increased in 2013 to $160.8 million as compared to $145.1 million in 2012, driven primarily by the $19.1 million increase in operating costs attributable to the recently added nursing centers. Operating expense increased slightly to 80.2% of revenue in 2013, compared to 79.4% of revenue in 2012.
The largest component of operating expenses is wages. Considering the aforementioned addition of the new centers, we experienced an increase to $94.4 million in 2013 as compared to $90.1 million in 2012, an increase of $4.4 million, or 4.8%. While wages increased overall, wages as a percentage of revenue decreased in 2013 to 47.1% as compared to 49.3% in 2012, a decrease of 2.2%.
Lease Expense
Lease expense increased in 2013 to $15.3 million as compared to $14.0 million in 2012. The increase in lease expense was primarily attributable to $1.0 million in combined lease expense for the two newly leased nursing centers in Louisville,

Kentucky, and the leased nursing center in Clinton, Kentucky. The remaining increase is attributable to annual rent increases on existing lease agreements.
Professional Liability
Professional liability expense was $5.7 million in 2013 compared to $3.6 million in 2012, an increase of $2.1 million. We were engaged in 53 professional liability lawsuits as of September 30, 2013, compared to 49 as of December 31, 2012. Our cash expenditures for professional liability costs of continuing operations were $3.5 million and $1.6 million for the nine-month periods ended September 30, 2013 and 2012, respectively. Professional liability expense and cash expenditures fluctuate from year-to-year based respectively on the results of our third-party professional liability actuarial studies and on the costs incurred in defending and settling existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.

General and Administrative Expense
General and administrative expense was approximately $18.6 million in 2013 as compared to $17.7 million in 2012, an increase of $0.9 million. The overall increase is primarily attributable to an increase in share-based compensation expense of $0.4 million and acquisition-related costs of $0.2 million in 2013 as compared to the same period in 2012.
Depreciation and Amortization
Depreciation and amortization expense was approximately $5.0 million in 2013 and $4.7 million in 2012, an increase of $0.3 million. The depreciation expense associated with the fixed assets at the newly leased and acquired centers were offset by assets at a leased center in Tennessee which became fully depreciated during 2012.
Restructuring
We incurred certain charges in connection with the termination of our existing lease for 11 Arkansas nursing centers, including severance of $0.2 million, transition bonuses, and legal expenses. These expenses were classified as restructuring expenses on the interim consolidated statement of operations for the nine-month period ended September 30, 2013. As these expenses related to the transaction which occurred in 2013, the $0.9 million in restructuring expense represents an increase from the same period in 2012.
Interest Expense, Net
Interest expense was $2.6 million in 2013 and $2.1 million in 2012, an increase of $0.5 million. The increase was primarily attributable to slightly higher debt balances in 2013 as a result of the amended Mortgage Loan which increased the balance of outstanding debt as a result of the acquisition of the Kansas centers.
Loss from Continuing Operations before Income Taxes; Loss from Continuing Operations per Common Share
As a result of the above, continuing operations reported loss before income taxes of $8.9 million in 2013 and $4.6 million in 2012. The benefit for income taxes was $3.5 million in 2013 as compared to $1.8 million in 2012. The increase in the benefit for income taxes is primarily attributable to the increased loss from continuing operations, but also the recognition of the Work Opportunity Tax Credit ("WOTC") of $0.5 million in 2013. The basic and diluted loss per common share from continuing operations were both $1.39 in 2013 as compared to $0.37 in 2012.

Liquidity and Capital Resources
Liquidity
Our primary source of liquidity is the net cash flow provided by the operating activities of our centers. We believe that these internally generated cash flows will be adequate to service existing debt obligations, fund required capital expenditures as well as provide cash flows for investing opportunities. In determining priorities for our cash flow, we evaluate alternatives available to us and select the ones that we believe will most benefit us over the long-term. Options for our cash include, but are not limited to, capital improvements, dividends, purchase of additional shares of our common stock, acquisitions, payment of existing debt obligations, preferred stock redemptions as well as initiatives to improve nursing center performance. We review these potential uses and align them to our cash flows with a goal of achieving long-term success.
Net cash used by operating activities of continuing operations totaled $4.0 million in the nine months ended September 30, 2013, as compared to $1.1 million in the same period of 2012.

Our cash expenditures related to professional liability claims of continuing operations were $3.5 million and $1.6 million for each year of 2013 and 2012, respectively. Although we work diligently to limit the cash required to settle and defend professional liability claims, a significant judgment entered against us in one or more legal actions could have a material adverse impact on our cash flows and could result in our being unable to meet all of our cash needs as they become due.
Investing activities of continuing operations used cash of $22.8 million and $0.1 million in 2013 and 2012, respectively. The increase is primarily attributable to the $14.7 million purchase price paid for the acquisition of the five Kansas centers. The increase is also attributable to the $4.1 million change in restricted cash used to fund capital improvements at the owned nursing centers that secure the mortgage loan. We also used $4.0 million in cash for capital expenditures at existing centers.
Financing activities of continuing operations provided cash of $18.8 million in 2013 as compared to cash used of $1.9 million in 2012 primarily due to the restructuring of our credit facility during the second quarter of 2013. As part of the amendment to the mortgage loan portion of the credit facility, we received cash of $50.5 million and made a repayment of the existing debt obligation of $28.9 million for a net increase of $22.1 million. The net cash provided from this transaction was further reduced by $1.3 million for financing costs in relation to the acquisition of the Kansas centers. The net cash received from the restructuring of the credit facility was further offset by payment of common stock dividends of $0.6 million and preferred stock dividends of $0.3 million.

Dividends
On November 6, 2013, the Board of Directors declared a quarterly dividend of $0.055 per common share payable to shareholders of record as of December 31, 2013, to be paid on January 13, 2014. While the Board of Directors intends to pay quarterly dividends, the Board will make the determination of the amount of future cash dividends, if any, to be declared and paid based on, among other things, the Company’s financial condition, funds from operations, the level of its capital expenditures and its future business prospects and opportunities.
Redeemable Preferred Stock
At September 30, 2013, we have outstanding 5,000 shares of Series C Redeemable Preferred Stock (“Preferred Stock”) that has a stated value of approximately $4.9 million which pays an annual dividend rate of 7% of its stated value. Dividends on the Preferred Stock are paid quarterly in cash. The Preferred Stock was issued to Omega in 2006 and is not convertible, but has been redeemable at its stated value at Omega’s option since September 30, 2010, and since September 30, 2007, has been redeemable at its stated value at our option. Redemption under our option or Omega’s is subject to certain limitations. We believe we have adequate resources to redeem the Preferred Stock if Omega were to elect to redeem it.
Professional Liability
The Company has professional liability insurance coverage for its nursing centers that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. Effective July 1, 2013, the Company established a wholly-owned, offshore limited purpose insurance subsidiary, SHC Risk Carriers, Inc. (“SHC”), to replace some of the expiring commercial policies. SHC covers losses up to specified limits per occurrence. On a per claim basis, coverage for losses in excess of those covered by SHC are maintained through unaffiliated commercial reinsurance carriers. All of the Company's nursing centers in Florida, Ohio, Tennessee, and West Virginia are now covered under the captive insurance policies along with most of the nursing centers in Alabama, Kentucky, and Texas. The insurance coverage provided for these centers under the SHC policy include coverage limits of $500,000 per medical incident with a sublimit per center of $1,000,000 and total annual aggregate policy limits of $5,000,000. All other centers within the Company’s portfolio are covered through various commercial insurance policies which provide similar coverage limits per medical incident, per location, and on an aggregate basis for covered centers.
As of September 30, 2013, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred, but unreported claims of $28.1 million. Our calculation of this estimated liability is based on an assumption that the Company will not incur a severely adverse judgment with respect to any asserted claim; however, a significant judgment could be entered against us in one or more of these legal actions, and such a judgment could have a material adverse impact on our financial position and cash flows.

Capital Resources
As of September 30, 2013, we had $51.1 million of outstanding long-term debt and capital lease obligations. The $51.1 million total includes $0.9 million in capital lease obligations and $5.5 million in a note payable for the nursing center that was recently constructed in West Virginia. The balance of the long-term debt is comprised of $44.7 million owed on our mortgage loan.
On May 1, 2013, the Company executed an Amended and Restated Credit Agreement (the "Credit Agreement") which modified the terms of the Original Mortgage Loan and the Original Revolver Agreements dated February 28, 2011. The Credit Agreement increases the Company's borrowing capacity to $65,000,000 allocated between a $45,000,000 Mortgage Loan ("Amended Mortgage Loan") and a $20,000,000 Revolver ("Amended Revolver"). Loan acquisition costs associated with the Amended Mortgage Loan and the Amended Revolver were capitalized in the amount of $1,341,000 and are being amortized over the five-year term of the agreements. Loan acquisition costs of $320,000 associated with the Original Mortgage Loan were written off in conjunction with this restructuring and are recorded in Debt Retirement Costs in the Interim Consolidated Statement of Operations for the nine-month period ended September 30, 2013.
Under the terms of the amended agreements, the syndicate of banks provided the Amended Mortgage Loan with an original balance of $45,000,000 with a five-year maturity through April 30, 2018, and a $20,000,000 Amended Revolver through April 30, 2018. The Amended Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25-year amortization. Interest is based on LIBOR plus 4.5%, which was 4.68% at September 30, 2013, but a portion of the outstanding principal balance under the Amended Mortgage Loan is effectively fixed at 6.87% as a result of the interest rate swap described below. The Amended Mortgage Loan is secured by thirteen owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized. The Company’s Amended Revolver has an interest rate of LIBOR plus 4.5%.
The Amended Revolver is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the Amended Revolver based on borrowing base restrictions. As of September 30, 2013, we had no borrowings outstanding under the Amended Revolver. Annual fees for letters of credit issued under the Amended Revolver are 3.0% of the amount outstanding. We have two letters of credit that reduce our borrowing capacity under the Amended Revolver. The first letter of credit in the amount of $4.6 million serves as a security deposit for our Omega lease. The second letter of credit serves our initial funding of insurance policies with a captive insurance company for which coverage begins in July 2013 in the amount of $1.0 million. Considering the balance of eligible accounts receivable at September 30, 2013, the letters of credit, the amounts outstanding under the Amended Revolver and the maximum loan amount of $20.0 million, the balance available for borrowing under the Amended Revolver is $14.4 million. Eligible accounts receivable are calculated as defined and consider 80% of certain net receivables while excluding receivables from private pay patients, those pending approval by Medicaid and receivables greater than 90 days.
Our lending agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and debt service coverage ratios. We are in compliance with all such covenants at September 30, 2013.
Our calculated compliance with financial covenants is presented below:

	Requirement	Level at September 30, 2013
Minimum fixed charge coverage ratio	1.10:1.00	1.11:1.00
Minimum adjusted EBITDA	$5.00 million	$5.84 million
EBITDAR (mortgaged centers)	$2.55 million	$2.82 million
The consolidated balance sheet as of September 30, 2013 includes $5.5 million in debt that is owed by the variable interest entity that owns one of our West Virginia nursing centers. The borrower is subject to covenants concerning total liabilities to tangible net worth as well as current assets compared to current liabilities. The borrower is in compliance with all such covenants at December 31, 2012. The borrower’s liabilities do not provide creditors with recourse to our general assets.
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

Nursing Center Renovations
During 2005, we began an initiative to complete strategic renovations of certain centers to improve occupancy, quality of care and profitability. We developed a plan to begin with those centers with the greatest potential for benefit, and began the renovation program during the third quarter of 2005. As of September 30, 2013, we have completed renovations at 17 centers, 11 of which are within our continuing operations as a result of our Arkansas divestiture. We are currently implementing plans for renovation projects at two of our Texas centers.
A total of $28.1 million has been spent on these renovation programs to date, with $21.4 million financed through Omega, $6.0 million financed with internally generated cash, and $0.7 million financed with long-term debt.
Receivables
Our operations could be adversely affected if we experience significant delays in reimbursement from Medicare, Medicaid or other third-party revenue sources. Our future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on our liquidity. Continued efforts by governmental and third-party payors to contain or reduce the acceleration of costs by monitoring reimbursement rates, by increasing medical review of bills for services, or by negotiating reduced contract rates, as well as any delay by us in the processing of our invoices, could adversely affect our liquidity and results of operations.
Accounts receivable attributable to patient services of continuing operations totaled $31.4 million at September 30, 2013 compared to $27.8 million at December 31, 2012, representing approximately 38 days and 39 days revenue in accounts receivable, respectively. The increase in accounts receivable is due to increases in payor sources with longer payment cycles, including Managed Care payors, as well as an increase in Medicaid patients undergoing the initial qualification process.
Our accounts receivable included approximately $4.7 million and $2.4 million at September 30, 2013 and December 31, 2012, respectively of unbilled accounts, primarily attributable to newly acquired facilities.  During the change of ownership process, we were required to hold these accounts while waiting for final Medicare and Medicaid approvals.
The allowance for bad debt was $3.7 million at September 30, 2013 as compared to $3.1 million at December 31, 2012. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.
Off-Balance Sheet Arrangements
We have two letters of credit outstanding with an aggregate value of approximately $5.6 million as of September 30, 2013, the first of which serves as a security deposit for our facility lease with Omega in the amount of $4.6 million. The second letter of credit serves our initial funding of insurance policies with a captive insurance company in the amount of $1.0 million. These letters of credit were issued under our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility.

Forward-Looking Statements
The foregoing discussion and analysis provides information deemed by management to be relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read in conjunction with our consolidated financial statements included herein. Certain statements made by or on behalf of us, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those contemplated by the forward-looking statements made herein. In addition to any assumptions and other factors referred to specifically in connection with such statements, other factors, many of which are beyond our ability to control or predict, could cause our actual results to differ materially from the results expressed or implied in any forward-looking statements including, but not limited to, our ability to successfully operate the new nursing centers in Kansas, West Virginia, Kentucky, Ohio, and Indiana, our ability to increase census at our renovated centers, changes in governmental reimbursement, including the impact of the CMS final rule that has resulted in a reduction in Medicare reimbursement as of October 2012 and our ability to mitigate the impact of the revenue reduction, government regulation, the impact of the recently adopted federal health care reform or any future health care reform, any increases in the cost of borrowing under our credit agreements, our ability to comply with covenants contained in those credit agreements, the outcome of professional liability lawsuits and claims, our ability to control ultimate professional liability costs, the accuracy of our estimate of our anticipated professional liability expense, the impact of future licensing surveys, the outcome of proceedings alleging violations of laws and regulations governing quality of care or violations of other laws and regulations applicable to our business, impacts associated with the implementation of our electronic medical records plan, the costs of investing in our business initiatives and development, our ability to control costs, changes to our valuation of deferred tax assets, changes in occupancy rates in our centers, changing economic and competitive conditions, changes in anticipated revenue and cost growth, changes in the anticipated results of operations, the effect of changes in accounting policies as well as others. Investors also should refer to the risks identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as risks identified in “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012, for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the Company’s business plans and prospects. Such cautionary statements identify important factors that could cause our actual results to materially differ from those projected in forward-looking statements. In addition, we disclaim any intent or obligation to update these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of September 30, 2013, we had outstanding borrowings of approximately $44.7 million, $22.3 million of which was subject to variable interest rates. In connection with our May 2013 financing agreement, we entered into an interest rate swap with respect to one half of the Amended Mortgage Loan to mitigate the floating interest rate risk of such borrowing. In the event that interest rates were to change 1%, the impact on future pre-tax cash flows would be approximately $223,000 annually, representing the impact of increased or decreased interest expense on variable rate debt.

ITEM 4. CONTROLS AND PROCEDURES
Diversicare Healthcare Services, with the participation of our principal executive and financial officers has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2013. Based on this evaluation, the principal executive and financial officer have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There has been no change (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that has occurred during our fiscal quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2013, we are engaged in 53 professional liability lawsuits. Three lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The ultimate results of any of our professional liability claims and disputes cannot be predicted with certainty. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
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
In June 2012, a collective action complaint was filed in the U.S. District Court for the U.S. District Court for the Western District of Arkansas against us and certain of our subsidiaries.  The complaint alleges that the defendants violated the Fair Labor Standards Act (FLSA) and seeks unpaid overtime wages as well as liquidated damages.  The Court conditionally certified a nationwide class of all of the Company's hourly employees.  The Company will defend the lawsuit vigorously.

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

November 7, 2013

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

10.1	Thirteenth Amendment to Consolidated Amended and Restated Master Lease effective September 1, 2013 by and between Sterling Acquisition Corp and Diversicare Leasing Corp.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document