Form 10-K
period 2013-12-31
Diversicare Healthcare Services, Inc.
filed 2014-03-06
CIK 919956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
________________________________
CHECK ONE:

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of Common Stock held by non-affiliates on June 30, 2013 (based on the closing price of such shares on the NASDAQ Capital Market) was approximately $18,480,000. For purposes of the foregoing calculation only, all directors, named executive officers and persons known to the registrant to be holders of 5% or more of the registrant's Common Stock have been deemed affiliates of the registrant.

On February 14, 2014, 6,086,344 shares of the registrant's $0.01 par value Common Stock were outstanding.

Documents Incorporated by Reference

Registrant's definitive proxy materials for its 2014 annual meeting of shareholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

PART 1

ITEM 1. BUSINESS

Introductory Summary.
Diversicare Healthcare Services, Inc. provides long-term care services to nursing center patients in nine states, primarily in the Southeast and Southwest United States. Unless the context indicates otherwise, references herein to “Diversicare,” “the Company,” “we,” “us” and “our” include Diversicare Healthcare Services, Inc. and all of our consolidated subsidiaries. Diversicare Healthcare Services, Inc. was incorporated as a Delaware corporation in 1994.
The long-term care profession encompasses a broad range of non-institutional and institutional services. For those among the elderly requiring temporary or limited special services, a variety of home care options exist. As needs for assistance in activities of daily living develop, assisted living facilities become the most viable and cost effective option. For those among the elderly requiring much more intensive care, skilled nursing center care may become the only viable option. We have chosen to focus our business primarily on the skilled nursing centers sector and to specialize in this aspect of the long-term care continuum.

Principal Address and Website.
Our principal executive offices are located at 1621 Galleria Boulevard, Brentwood, Tennessee 37027. Our telephone number at that address is 615.771.7575, and our facsimile number is 615.771.7409. Our website is located at www.dvcr.com. The information on our website does not constitute part of this Annual Report on Form 10-K.

Operating and Growth Strategy.
Our operating objective is to optimize market position in the delivery of health care and related services to the elderly in the communities in which we operate. Our strategic operations development plan focuses on (i) providing a broad range of cost-effective elder care services; (ii) improving skilled mix in our nursing centers; (iii) building clinical competencies and programs consistent with marketplace needs; and (iv) clustering our operations on a regional basis. Interwoven into our objectives and operating strategy is our mission:
• Improve Every Life We Touch
• Provide Exceptional Healthcare
• Exceed Expectations
• Increase Shareholder Value
Strategic operating initiatives. Our key strategic operating initiatives include improving skilled mix in our nursing centers by enhancing our registered nurse coverage and adding specialized clinical care. The investments in nursing and clinical care were conducted in concert with additional investments in nursing center based marketing representatives to develop referral and Managed Care relationships. These investments have attracted and are expected to continue to attract payor sources for patients covered by Medicare, Managed Care as well as certain private pay individuals. These marketing and nurse coverage efforts have already enabled us admit referrals of higher acuity patients.
Another strategic operating initiative was to implement Electronic Medical Records (“EMR”). See description of EMR implementation below. We completed the implementation of Electronic Medical Records in all our nursing centers in December 2011, and implement EMR at all new facilities near the time operations commence.
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
To achieve our objectives we:
Provide a broad range of quality cost-effective services. Our objective is to provide a variety of services to meet the needs of the elderly requiring skilled nursing care. Our service offerings currently include skilled nursing, comprehensive rehabilitation services, programming for Life Steps and Lighthouse units (described below) and other specialty programming. By addressing varying levels of acuity, we work to meet the needs of the elderly population we serve. We seek to establish a reputation as the provider of choice in each of our markets. Furthermore, we believe we are able to deliver quality services cost-effectively, compared to other healthcare providers along the spectrum of care, thereby expanding the elderly population base that can benefit from our services.

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
Key elements of our growth strategy are to:
Increase revenues and profitability at existing facilities. Our strategy includes increasing center revenues and profitability through improving payor mix, providing an increasing level of higher acuity care, obtaining appropriate reimbursement for the care we provide, and providing high quality patient care. In addition to our nursing center renovation program, ongoing investments are being made in expanded nursing and clinical care. We continue to enhance nursing center based marketing initiatives to promote higher occupancy levels and improved skilled mix at our nursing centers.
Improve physical plants. Our nursing centers have an average age of approximately 35 years as of December 31, 2013. During 2005, we began an initiative to complete strategic renovations of certain facilities to improve occupancy, quality of care and profitability. We developed a plan to identify those facilities with the greatest potential for benefit and began the renovation program during the third quarter of 2005. Major renovations result in significant cosmetic upgrades, including new flooring, wall coverings, lighting, ceilings and furniture throughout the nursing center. Renovations also usually include certain external work to improve curb appeal, such as concrete work, landscaping, roof and signage enhancements. Many of our renovation projects will include adding functionality and space for our rehabilitation therapy offerings.
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

Nursing Centers and Services.
Diversicare provides a broad range of long-term care services to the elderly including skilled nursing, ancillary health care services and assisted living. In addition to the nursing and social services usually provided in long-term care centers, we offer a variety of rehabilitative, nutritional, respiratory, and other specialized ancillary services. As of December 31, 2013, our continuing operations consist of 47 nursing centers with 5,318 licensed nursing beds. Our nursing centers range in size from 48 to 320 licensed nursing beds. The licensed nursing bed count does not include 308 licensed assisted living beds.

•
The nursing center and licensed nursing bed count includes the Kansas centers acquired in May 2013, which comprise five skilled nursing centers and 418 licensed beds. The Medicaid certification process was completed for these facilities during the second quarter of 2013, and the Medicare certification process was completed for these facilities during the third quarter of 2013.

•
The nursing center and licensed bed count includes the 107-bed facility in Louisville, Kentucky, for which the Company entered into a lease agreement in August 2013. The Medicaid and Medicare certification processes for this facility are currently underway and expected to be complete in the first quarter of 2014.

•
The nursing center and licensed nursing bed count also includes 442 licensed nursing beds at the four recently leased skilled nursing centers, three in Ohio and one in Indiana, which we have operated since October 1, 2013. The Medicaid and Medicare certification processes are currently under way for these four leased facilities and expected to be complete in the first half of 2014. In addition to the licensed nursing beds, these four centers also include 270 licensed assisted living beds which are not included in the licensed nursing bed count.

•	Our continuing operations include centers in Alabama, Florida, Indiana, Kansas, Kentucky, Ohio, Tennessee, Texas and West Virginia.
The following table summarizes certain information with respect to the nursing centers we own or lease as of December 31, 2013:

	Number of Centers	Licensed Nursing Beds (1)	Available Nursing Beds (1)
Operating Locations:
Alabama	6	711	703
Florida	1	79	79
Indiana	1	158	158
Kansas	5	418	413
Kentucky	9	838	834
Ohio	4	404	394
Tennessee	5	617	563
Texas	13	1,853	1,726
West Virginia	3	240	240
	47	5,318	5,110
Classification:
Owned	13	1,224	1,188
Leased	34	4,094	3,922
Total	47	5,318	5,110
____________

(1)
The number of Licensed Nursing Beds is based on the licensed capacity of the nursing center. The Company reports its occupancy based on licensed nursing beds. The number of Available Nursing Beds represents Licensed Nursing Beds reduced by beds removed from service. Available Nursing Beds is subject to change based upon the needs of the facilities, including configuration of patient rooms, common usage areas and offices, status of beds (private, semi-private, ward, etc.) and renovations. The number of Licensed and Available Nursing Beds does not include 308 Licensed Assisted Living/Residential Beds, all of which are also available. These beds are excluded from the bed counts as our operating statistics such as occupancy are calculated using Nursing Beds only.

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
Within the framework of a nursing center, we may provide other specialty care, including:
Life Steps Unit. Many of our nursing centers have units designated as Life Steps Units, our designation for patients requiring short-term rehabilitation following an acute stay in the hospital. These units specialize in short-term rehabilitation with the goal of returning the patient to their highest potential level of functionality. These units provide enhanced services with emphasis on upgraded amenities often including electric beds, Wi-Fi, and feature a separate entrance for guests and visitors. The design and programming of the units generally appeal to the clinical and hospitality needs of individuals as they progress to the next appropriate level of care. Specialized therapeutic treatment regimens include orthopedic rehabilitation, neurological rehabilitation and complex medical rehabilitation. While these patients generally have a shorter length of stay, the intensive level of rehabilitation required by these patients typically results in higher levels of reimbursement.
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

Enhanced Therapy Services. We have complimented our traditional therapy services with programs that provide electrotherapy, ultrasound and shortwave diathermy therapy treatments that promote pain management, wound healing, and contractures management, improving the results of therapy treatments for our patients.
Other Specialty Programming. We implement other specialty programming based on a center's specific needs. We have developed two adult day care centers on nursing center campuses. We have developed specialty programming for bariatric patients (generally, patients weighing more than 350 pounds) at one of these facilities as these individuals have unique psychosocial and equipment needs.
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
Implement Electronic Medical Records. We completed the initial implementation of EMR in our nursing centers in December 2011. EMR improves our ability to accurately record the care provided to our patients and quickly respond to areas of need. We now add EMR near the time of acquisition for new centers. EMR improves customer and employee satisfaction, nursing center regulatory compliance and provides real-time monitoring and scheduling of care delivery. We believe our EMR system supports our quality initiatives and positions us for higher acuity service offerings. Our EMR system includes three primary components:

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
For all three modules, the EMR system provides a dashboard that can be reviewed at a number of kiosks throughout the nursing center, allowing our staff to securely access a list of upcoming patient care tasks and providing our supervisors a tool to help manage and monitor staff performance. We believe the EMR system provides better support and improves the quality of care for our patients. Our deployment schedule resulted in full EMR in 8 centers and ADL tracking in 13 others during 2010 and the remaining implementations were completed during 2011, at a rate of approximately five to six centers every two months. We invested approximately $112,000 per nursing center to deploy EMR in all our facilities at the time of implementation. We currently implement EMR at each of the facilities we acquire or at which we assume operations during the transition process.
Organization. Our long-term care facilities are currently organized into eight regions, each of which is supervised by a regional vice president. The regional vice president is generally supported by specialists in several functions, including nursing, human resources, marketing, accounts receivable management and administration, all of whom are employed by us. The day-to-day operations of each of our nursing centers are led by an on-site, licensed administrator. The administrator of each nursing center is supported by other professional personnel, including a medical director, who assists in the medical management of the nursing center, and a director of nursing, who supervises a staff of registered nurses, licensed practical nurses and nurse aides. Other personnel include those providing therapy, dietary, activities and social service, housekeeping, laundry and maintenance and office services. The majority of personnel at our facilities, including the administrators, are our employees.

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
In addition to soliciting admissions from these sources, we emphasize involvement in community affairs in order to promote a public awareness of our nursing centers and services. We have ongoing family councils and community based “family night” functions where organizations come to the center to educate the public on various topics such as Medicare benefits, powers of attorney, and other matters of interest. We also promote effective customer relations and seek feedback through resident and family surveys. We typically host “open house” events once we complete a renovation of a center where members of the local community are invited to visit and see the improvements. In addition, we have regional marketing coordinators to support the overall marketing program in each local center, in order to promote higher occupancy levels and improved payor and case mixes at our nursing centers. Regional and local marketing personnel and efforts are supported by our corporate marketing personnel.
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

Acquisitions, Development Projects and Divestitures.
Acquisitions and Development
In March 2013, the Company entered into an asset purchase agreement ("the Agreement") with Cumberland & Ohio Co. of Texas, as receiver of the assets of SeniorTrust of Florida, Inc. to acquire certain land, improvements, furniture, fixtures and equipment, and personal property of five facilities, all located in Kansas, for an aggregate purchase price of $15,500,000. The purchase of the Kansas facilities closed on May 1, 2013. As a result of the consummation of the Agreement, the Company allocated the purchase price of $15,500,000 between the assets associated with the transaction based on the fair value of the acquired net assets. In addition to the assets acquired in the transaction, the Company also assumed liabilities of $758,000 which resulted in total cash outlay of $14,742,000.
In August 2013, the Company assumed operations at Seneca Place, an existing 107-bed facility in Louisville, Kentucky.  The nursing center is owned by a REIT and the lease provides for an initial 15-year lease term with a 5-year renewal option. This additional skilled nursing center increases the Company's footprint in Kentucky to nine nursing centers. The center was already operating and treating patients on the transition date. There was no purchase price paid to enter into the lease agreement for this skilled nursing center.
In October 2013, the Company assumed operations at four existing nursing centers, three in Ohio and one in Indiana. The nursing centers are owned by a REIT and the lease of these centers provides for an initial 15-year lease term with a 5-year renewal option. This transaction represents an increase in the Company's footprint in the Midwest, expanding into one new state, Indiana, and increasing our presence in Ohio to four nursing centers. All four of the centers were operating and treating patients on the transition date. There was no purchase price paid to enter into the lease agreement for these skilled nursing centers.
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

Discontinued Operations
Effective September 1, 2013, the Company entered into an agreement with Omega Healthcare Investors, Inc. ("Omega") to terminate its lease with respect to eleven nursing centers and 1,181 licensed beds located in Arkansas and concurrently entered into operation transfer agreements to transfer the operations of each of those eleven centers to an operator selected by Omega. Upon the completion of the transaction, the Company no longer operates any skilled nursing centers in the State of Arkansas. In connection with the closing of this transaction, the Company and Omega entered into the Thirteenth Amendment to Consolidated Amended and Restated Master Lease ("Master Lease") most recently amended on January 22, 2013. This amendment effectively modifies the terms of the Master Lease to terminate the terms surrounding the eleven nursing centers in Arkansas, and only as to those eleven centers, and effectively reduces the annual rent payable under the Master Lease by $5,000,000. In addition to the expenses associated with the discontinued operations, the Company also incurred $1,446,000 in restructuring expenses in 2013 that represent corporate expenses and exit costs associated with the Arkansas disposition, but not classified as discontinued operations. The Company will continue to defend, and make cash payments related to, professional liability claims asserted against these nursing centers for events occurring prior to September 1, 2013.
Additionally, effective September 1, 2012, we sold an owned skilled nursing center in Arkansas to an unrelated party and have reclassified the operations of this facility as discontinued operations for all periods presented in the accompanying consolidated financial statements. The operating margins and the long term business prospects of the nursing center did not meet our strategic goals. The gain on disposal, net of taxes, of $174,000 was primarily the amount of sales price in excess of the net carrying value of the fixed assets sold. The assets and liabilities of the disposed skilled nursing center have been reclassified and are segregated in the consolidated balance sheets as assets and liabilities of discontinued operations.

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
Limited supply of centers. As the nation's elderly population continues to grow, life expectancy continues to expand, and there continue to be limitations on granting Certificates of Need (“CON”) for new skilled nursing centers, so we believe that there will be continued demand for skilled nursing beds in the markets in which we operate. The majority of states have adopted CON or similar statutes requiring that prior to adding new skilled beds or any new services, or making certain capital expenditures, a state agency must determine that a need exists for the new beds or proposed activities. We believe that this CON process tends to restrict the supply and availability of licensed skilled nursing center beds. High construction costs, limitations on state and federal government reimbursement for the full costs of construction, and start-up expenses also act to restrict growth in the supply for such centers. At the same time, skilled nursing center operators are continuing to focus on improving occupancy and expanding services to include high acuity patients who require significantly higher levels of skilled nursing personnel and care.
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
The following table sets forth net patient revenues related to our continuing operations by payor source for the periods presented (dollar amounts in thousands):

	Year Ended December 31,
	2013		2012		2011
Medicaid	$150,752	53.5%	$130,738	53.1%	$123,392	50.2%
Medicare	77,103	27.3%	74,218	30.1%	83,131	33.8%
Managed Care	16,786	6.0%	12,495	5.1%	10,995	4.5%
Private Pay and other	37,278	13.2%	28,839	11.7%	28,359	11.5%
Total	$281,919	100.0%	$246,290	100.0%	$245,877	100.0%
The following table sets forth average daily skilled nursing census by payor source for our continuing operations for the periods presented:

	Year Ended December 31,
	2013		2012		2011
Medicaid	2,553	69.9%	2,283	70.0%	2,221	69.0%
Medicare	425	11.6%	417	12.8%	438	13.6%
Managed Care	110	3.0%	83	2.5%	70	2.2%
Private Pay and other	566	15.5%	478	14.7%	492	15.2%
Total	3,654	100.0%	3,261	100.0%	3,221	100.0%
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
The Budget Control Act of 2011 (“BCA”), enacted on August 2, 2011, increased the United States debt ceiling and linked the debt ceiling increase to corresponding deficit reductions through 2021. The BCA also established a 12 member joint committee of Congress known as the Joint Select Committee on Deficit Reduction (“Super Committee”). The Super Committee’s objective was to create proposed legislation to reduce the United States federal budget deficit by $1.5 trillion for fiscal years 2012 through 2021. Part of the BCA required this legislation to be enacted by December 23, 2011, or approximately $1.2 trillion in spending reductions would automatically begin through sequestration on January 1, 2013, split between domestic and defense spending. As no legislation was passed that would achieve the targeted savings outlined in the BCA, payments to Medicare providers have been reduced by 2% from planned levels effective April 1, 2013. As a result of sequestration, we experienced an approximate decrease in revenue of $1,315,000 for the year ended December 31, 2013.
In July 2013, CMS issued Medicare payment rates, effective October 1, 2013, that increased reimbursement to skilled nursing centers by approximately 0.6% compared to the fiscal year ending September 30, 2013. The increase is the net effect of a 2.5% inflation increase as measured by the SNF market basket, offset by a 0.7% negative productivity adjustment required by the Affordable Care Act, and a 1.2% budget neutrality adjustment. This adjustment is further offset by the ongoing sequestration from the BCA as mentioned above. The 2% sequestration is not applied to the payment rate, but rather it is applied to Medicare claims after determining coinsurance, any applicable deductibles, and any applicable Medicare secondary payment adjustments.
Therapy Services. There are annual Medicare Part B reimbursement limits on therapy services that can be provided to an individual. The limits impose a $1,920 per patient annual ceiling on physical and speech therapy services, and a separate $1,920 per patient annual ceiling on occupational therapy services. CMS established an exception process to permit therapy services in certain situations and we provide services that are reimbursed under the exceptions process. The exceptions process has been extended several times, most recently by the Pathway for SGR Reform Act of 2013, which extended this exception process through March 31, 2014.
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
Medicare Part B therapy services in our centers are determined according to MPFS. Annually since 1997, the MPFS has been subject to a Sustainable Growth Rate Adjustment (“SGR”) intended to keep spending growth in line with allowable spending. Each year since the SGR was enacted, this adjustment produced a scheduled negative update to payment for physicians, therapists and other healthcare providers paid under the MPFS. Congress has stepped in with so-called “doc fix” legislation numerous times to stop payment cuts to physicians, most recently by the Middle Class Tax Relief and Job Creation Act of 2012, which stopped these payment cuts through December 31, 2012. Effective April 1, 2013, MPFS included a reduction of Medicare Part B therapy services reimbursements of 7%. As a result of this reduction in reimbursements, we experienced an approximate decrease in revenue of $698,000 for the year ended December 31, 2013.
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
We receive the majority of our annual Medicaid rate increases during the third quarter of each year. The rate changes received in the third quarters of 2013 and 2012, along with increased Medicaid acuity in our acuity based states, were the primary contributor to our 3.0% increase in average rate per day for Medicaid patients in 2013 compared to 2012. Based on the rate changes received during the third quarter of 2013, we expect our rate per day for Medicaid patients to remain relatively flat on a consolidated basis as we move into 2014 due to offsetting increases and decreases in many of the states within which we operate.
We are unable to predict what, if any, reform proposals or reimbursement limitations will be implemented in the future, or the effect such changes would have on our operations. For the year ended December 31, 2013, we derived 27.3% and 53.5% of our total patient revenues related to continuing operations from the Medicare and Medicaid programs, respectively.  Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on our profitability.
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

Employees.
As of February 1, 2014, we employed approximately 5,400 individuals in connection with our continuing operations, approximately 3,900 of which are considered full-time employees. We believe that our employee relations are good. Approximately 150 of our employees are represented by a labor union.
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
Supplies and Equipment.
We purchase drugs, solutions and other materials and lease certain equipment required in connection with our business from many suppliers. We have not experienced, and do not anticipate that we will experience, any significant difficulty in purchasing supplies or leasing equipment from current suppliers. In the event that such suppliers are unable or fail to sell us supplies or lease equipment, we believe that other suppliers are available to adequately meet our needs at comparable prices. National purchasing contracts are in place for all major supplies, such as food, linens and medical supplies. These contracts assist in maintaining quality, consistency and efficient pricing. Based on contract pricing for food and other supplies, we expect cost increases in 2014 to be relatively the same or slightly lower than the increases we experienced in 2013.

Government Regulation.
The health care industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government health care program participation requirements, reimbursement for patient services, quality of patient care and Medicare and Medicaid fraud and abuse. Over the last several years, government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of fraud and abuse statutes and regulations, false claims statutes as well as laws and regulations governing quality of care issues in the skilled nursing profession in general. Violations of these laws and regulations could result in exclusion from government health care programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Compliance with such laws and regulations is subject to ongoing government review and interpretation, as well as regulatory actions in which government agencies seek to impose fines and penalties. The Company is involved in regulatory actions of this type from time to time.
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
Health care and health insurance reform. In March 2010, significant legislation concerning health care and health insurance was passed, including the “Patient Protection and Affordable Care Act”, (“Patient Protection Act”) along with the “Health Care and Education Reconciliation Act of 2010” (“Reconciliation Act”) collectively defined as the “Legislation.” We expect this Legislation to impact our Company, our employees and our patients in a variety of ways. Some aspects of these new laws have been implemented while others will be phased in over the next several years when all mandates become effective. This Legislation significantly changes the future responsibility of employers with respect to providing health care coverage to employees in the United States. We have not estimated the financial impact of the Legislation and the costs associated with complying with the increased levels of health insurance we will be required to provide our employees and their dependents in future years. We expect the Legislation will result in increased operating expenses.
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

Available Information.
We file reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. Copies of our reports filed with the SEC may be obtained by the public at the SEC's Public Reference Room located at 100 F Street, NE, Washington, DC 20549 on official business days during the hours of 10 a.m. to 3 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains electronic versions of the Company's reports on its website at www.sec.gov. We also make available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other materials filed with the SEC as soon as reasonably practical after such material is electronically filed with or furnished to the SEC via a link to the SEC's EDGAR system. Our website address is www.dvcr.com. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.
In addition, copies of the Company's annual report will be made available, free of charge, upon written request.

Corporate Governance Principles.
The Company has adopted Corporate Governance Principles relating to the conduct and operations of the Board of Directors. The Corporate Governance Principles are posted on the Company's website (www.dvcr.com) and are available in print to any stockholder who requests a copy.

Committee Charters.
The Board of Directors has an Audit Committee, Compensation Committee, Corporate Governance Committee and Executive Committee. The Board of Directors has adopted written charters for each committee, except for the Executive Committee, which are posted on the Company's website (www.dvcr.com) and are available in print to any stockholder who requests a copy.

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
In recent periods we have seen an increase in the number of suits filed for professional liability matters. Each year, we record adjustments to our accrual for self-insured risks associated with professional liability claims. While these adjustments to the accrual result in changes to reported expenses and income, they are not directly related to changes in cash because the accrual is not funded. These self-insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Any increase in the accrual decreases income in the period, and any reduction in the accrual increases income during the period. Our actual professional liabilities may vary significantly from the accrual, and the amount of the accrual has and may continue to fluctuate by a material amount in any given quarter. For the years ended December 31, 2013, 2012 and 2011, we recorded professional liability expense of $7.3 million, $6.1 million and $3.6 million, respectively.
Our outstanding indebtedness is subject to various financial covenants and floating rates of interest which could be subject to fluctuations based on changing interest rates.
We have long-term indebtedness of $52.9 million at December 31, 2013. Certain of our debt agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and debt service coverage ratios. As of December 31, 2013, we were in compliance with these financial covenants. Our failure to comply with those covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of some or all of our debts. Such non-compliance could result in a material adverse impact to our financial position, results of operations and cash flows. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for additional discussion of our covenants.
In connection with the refinancing transaction in April 2013 discussed in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” we entered into an interest rate swap with respect to a portion of the mortgage loan to mitigate the floating interest rate risk of such borrowing. The interest rate swap converted the variable rate on our mortgage indebtedness to a fixed interest rate for the five year term of this indebtedness, decreasing our exposure to risks of variable rates of interest. While limiting our risk to increases in interest rates by utilizing the interest rate swap, we forgo benefits that might result from downward fluctuations in interest rates. We also are exposed to the risk that our counterpart to the swap agreement will default on its obligations.
Our accrual for professional liability claims is not funded, and if a material judgment is entered against us in any lawsuit, we may lack adequate cash to pay the judgment.
As of December 31, 2013, we are engaged in 54 professional liability lawsuits. Although we work diligently to limit the cash required to settle and defend professional liability claims, a significant judgment entered against us in one or more legal actions could have a material adverse impact on our cash flows and could result in our being unable to meet all of our cash needs as they become due.
Our operational and strategic flexibility is limited due to the number of our facilities that are leased from third parties.
A substantial majority of our facilities are leased from third parties. The terms of such leases generally require us to operate such facilities as skilled nursing facilities, and generally do not allow us to assign the lease to a third party without the applicable landlord’s consent. Therefore our ability to divest such leased properties is limited, and we may be forced to continue operating such facilities as skilled nursing facilities even if doing so becomes unprofitable.
We are highly dependent on reimbursement by third-party payors.
Substantially all of our nursing center revenues are directly or indirectly dependent upon reimbursement from third-party payors, including the Medicare and Medicaid programs, and private insurers. For the year ended December 31, 2013, our patient revenues from continuing operations derived from Medicaid, Medicare, Managed Care and private pay (including private insurers) sources were approximately 53.5%, 27.3%, 6.0%, and 13.2%, respectively. Changes in the mix of our patients among Medicare, Medicaid, Managed Care and private pay categories and among different types of private pay sources may affect our net revenues and profitability. Our net revenues and profitability are also affected by the continuing efforts of all payors to contain or reduce the costs of health care. Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue.
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
The Office of Inspector General (“OIG”), the enforcement arm of the Medicare and Medicaid programs, formulates a formal work plan each year for nursing centers. The OIG's most recent work plan indicates that quality of care, assessment and monitoring, poorly performing nursing facilities, hospitalizations, criminal background checks, Medicare part B services, accuracy of nursing facilities Minimum Data, transparency of ownership, and civil monetary penalty funds will be an investigative focus in 2014. We cannot predict the likelihood, scope or outcome of any such investigations on our facilities.
We may be subject to claims under the self-referral, false claims, and anti-kickback legislation.
In the United States, various state and federal laws regulate the relationships between providers of health care services, physicians, and other clinicians. These self-referral laws impose restrictions on physician referrals for designated health services to entities with which they have financial relationships. These laws also prohibit the offering, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare or state health care program patients or patient care opportunities for the purchase, lease or order of any item or service that is covered by the Medicare and Medicaid programs. The false claims act authorizes individuals to file legal actions to recover improper reimbursement received from governmental payors. To the extent that we, any of our facilities with which we do business, or any of the owners or directors have a financial relationship with each other or with other health care entities providing services to long-term care patients, such relationships could be subject to increased scrutiny. There can be no assurance that our operations will not be subject to review, scrutiny, penalties or enforcement actions under these laws, or that these laws will not change in the future. Violations of these laws may result in substantial damage awards, civil or criminal penalties for individuals or entities, including large civil monetary penalties and exclusion from participation in the Medicare or Medicaid programs. Such awards, exclusion or penalties, if applied to us, could have a material adverse effect on our profitability.
We are subject to laws governing the confidentiality of patient health information.
Both federal and state laws impose certain requirements regarding maintaining the confidentiality of patient health information. In particular, HIPAA rules and regulations require us to protect the medical records and other personal health information of our patients, limit our use of and ability to disclose such information except under certain circumstances, and give patients a right to access and amend their personal health information. A violation of HIPAA or any other federal or state laws regarding the confidentiality or use of such information could subject us to civil or criminal penalties, and could in turn damage our reputation, affect our ability to attract new patients, and thereby have a material adverse effect on our revenues, financial position, results of operations and cash flows.

We operate in an industry that is highly competitive.
The long-term care industry generally, and the nursing home business particularly, is highly competitive. We face direct competition for the acquisition of facilities. In turn, our facilities face competition for patients. Our ability to compete is based on several factors and include, but are not limited to building age, appearance, reputation, relationships with referral sources, availability of patients, survey history and CMS rankings. Some of our present and potential competitors are significantly larger and have or may obtain greater financial and marketing resources than we can. Some hospitals that provide long-term care services are also a potential source of competition. In addition, we may encounter substantial competition from new market entrants. Consequently, there can be no assurance that we will not encounter increased competition in the future, which could limit our ability to attract patients or expand our business, and could materially and adversely affect our business or decrease our market share.
Increased competition for qualified healthcare professionals could affect our costs.
In many of the regions where we operate the market for qualified nurses and other healthcare professionals has been and continues to be very competitive. In order to hire and retain such qualified professionals going forward, we may be required to offer higher wages or greater benefits, and in such event higher average labor costs may result. Wages represent the largest component of our operating expenses. Therefore our ability to manage labor costs will significantly influence our results of operations and cash flow.
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
We plan to invest in business initiatives and development that will increase our operating expenses. These initiatives may or may not be successful in growing our census or revenues. There is typically a time delay between incurring such expenses and the attaining of revenues and cash flows expected from these initiatives and development. As a result, our revenue and operating cash flow may not increase enough during a reporting period to cover these increased expenses. Such additional revenues may not materialize at the level we anticipate, if at all.
The success of previous and future investments in acquisitions cannot be guaranteed and such acquisitions may consume substantial capital and other resources.
We have in the past and plan to in the future make investments in additional facilities, whether by opening new facilities or acquiring existing facilities. Such acquisitions may require substantial cash investments and incurrence of additional debt. Our ability to make future acquisitions will therefore depend on our being able to obtain the necessary capital through equity or debt financing on reasonable terms. Our ability to make future acquisitions will also depend on our being able to identify strategic acquisitions that meet our criteria for expansion and to negotiate such acquisitions on reasonable terms. The success of future acquisitions will depend on our ability to efficiently integrate newly acquired businesses into our own as well as on whether such acquired businesses ultimately achieve our goals for financial performance. The process of acquiring and integrating new businesses may divert management time that would otherwise be spent on our existing operations. Acquisitions that prove unsuccessful may have a material adverse effect on our financial position, results of operations, and cash flows.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We own 13 and lease 34 long-term care facilities as discussed in “Item 1 Business - Nursing Centers and Services.” A description of our lease agreements follows.

Description of Lease Agreements.
Our current operations include 34 nursing centers subject to operating leases, including 25 owned by Omega REIT, six owned by Aviv REIT, and three owned by other parties. In our role as lessee, we are responsible for the day-to-day operations of all operated centers. These responsibilities include recruiting, hiring and training all nursing and other personnel, and providing patient care, nutrition services, marketing, quality improvement, accounting, and data processing services for each center. The lease agreements pertaining to our 34 leased facilities are “triple net” leases, requiring us to maintain the premises, provide insurance, pay taxes and pay for all utilities. The average remaining term of our lease agreements, including renewal options, is approximately 19 years.
Omega Master Lease. We lease 17 nursing centers from Omega pursuant to one lease agreement dated October 1, 2000 (the “Omega Master Lease”). The Omega Master Lease has an initial term, as amended, that expires September 30, 2018, provides for a renewal option of an additional twelve years, assuming no defaults, and provides for annual increases in lease payments equal to the lesser of two times the increase in the Consumer Price Index or 3.0%.
Effective August 11, 2007, we completed the acquisition of the leases and leasehold interests in seven facilities from Senior Management Services of America North Texas (“SMSA”) which are leased from a subsidiary of Omega. In connection with this acquisition, we amended the Omega Master Lease to include the seven SMSA facilities (“SMSA Amendment”), increasing the number of facilities under the Omega Master Lease to 24. The substantive terms of the previous SMSA lease, including payment provisions and lease period including renewal options, were not changed by the SMSA Amendment. The SMSA Amendment provides for an initial term and renewal periods at our option through May 31, 2035 for the seven SMSA facilities. The SMSA Amendment provides for annual increases in lease payments equal to the increase in the Consumer Price Index, not to exceed 2.5%.
In August 2009, we completed the construction of a 119-bed skilled nursing center, Brentwood Terrace, located in Paris, Texas, replacing an existing 102-bed nursing center leased from Omega. The replacement center was financed with funding from Omega and is leased from Omega under a long-term operating lease with renewal options through 2035. Annual rent was approximately $0.8 million for the year ended December 31, 2013 and is based on a calculation of 10.25% of the total cost of the replacement center. The Brentwood Terrace nursing center lease provides for annual increases in lease payments equal to the increase in the Consumer Price Index, not to exceed 2.5%.
The Omega Master Lease requires us to fund annual capital expenditures currently equal to $427 per licensed bed, subject to adjustment for increases in the Consumer Price Index. Upon expiration of, or in the event of a default under the Omega Master Lease, we are required to transfer all of the leasehold improvements, equipment, furniture and fixtures of the leased facilities to Omega.

In January 2013, we entered into an amendment to the Omega Master Lease under which Omega agreed to provide an additional $5.0 million to fund renovations to two nursing centers located in Texas that are leased from Omega. The annual base rent related to these facilities will be increased to reflect the amount of capital improvements to the respective facilities as the related expenditures are made. The increase is based on a rate of 10.25% per year of the amount financed under this amendment. This arrangement is similar to amendments entered into in 2011, 2009, 2006 and 2005 that provided financing totaling $20.0 million that was used to fund renovations at fourteen nursing centers leased from Omega. As of December 31, 2013, renovation projects using these funds have been completed at fourteen leased facilities. Approximately $22.4 million allotted by Omega to fund renovations has been used. Plans are being developed for additional renovation projects including those that would potentially be funded through Omega.
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
In August 2013, we entered into another amendment to the Omega Master Lease in order to terminate our lease with respect to eleven nursing centers located in Arkansas and concurrently entered into operation transfer agreements to transfer the operations of each of those eleven centers to an operator selected by Omega. This Thirteenth Amendment effectively modifies the terms of the Master Lease to terminate the terms surrounding the eleven nursing centers in Arkansas, and only as to those eleven centers, and effectively reduces the annual rent payable under the Master Lease by $5,000,000.
Other Leases. We operate a 150-bed nursing center located in Tennessee subject to a lease with a term that expires March 2019 and renewal options through March 2026.
We operate the Rose Terrace nursing center in West Virginia subject to a lease with an initial lease term that expires December 2031 and renewal options through December 2041. The lease agreement grants us the right to purchase the center beginning in December 2012 and continuing through December 2016 for a purchase price ranging from 110% to 120% of the total project cost.
In September 2013, we assumed operations of a 107-bed facility in Louisville, Kentucky subject to a lease with an initial 15-year lease term that expires in August 2028 with a renewal option through August 2033.
In October 2013, we assumed operations at four nursing centers, three in Ohio and one in Indiana, subject to a lease with an initial 15-year lease term that expires in September 2028 with a renewal option through September 2033.
We lease approximately 29,000 square feet of office space in Brentwood, Tennessee that houses our executive offices, and centralized management support functions. In addition, we lease our regional office with approximately 4,000 square feet of office space in Ashland, Kentucky. Lease periods on these facilities range up to three years. Regional executives for Alabama and Kansas work from offices of up to 1,500 square feet each. We believe that our leased properties are adequate for our present needs and that suitable additional or replacement space will be available as required.

ITEM 3. LEGAL PROCEEDINGS
The provision of health care services entails an inherent risk of liability. Participants in the health care industry are subject to lawsuits alleging malpractice, violations of false claims acts, product liability, or related legal theories, many of which involve large claims and significant defense costs. Like many other companies engaged in the long-term care profession in the United States, we have numerous pending liability claims, disputes and legal actions for professional liability and other related issues. It is expected that we will continue to be subject to such suits as a result of the nature of our business. Further, as with all health care providers, we are periodically subject to regulatory actions seeking fines and penalties for alleged violations of health care laws and are potentially subject to the increased scrutiny of regulators for issues related to compliance with health care fraud and abuse laws and with respect to the quality of care provided to residents of our facility. Like other health care providers, in the ordinary course of our business, we are also subject to claims made by employees and other disputes and litigation arising from the conduct of our business.
As of December 31, 2013, we are engaged in 54 professional liability lawsuits. Five lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information. Our common stock is traded on the NASDAQ Capital Market and began trading there on September 12, 2006 under the symbol “AVCA.” Effective March 15, 2013, the Company changed its name from Advocat Inc. to Diversicare Healthcare Services, Inc. as a result of a merger of the Company and a wholly-owned subsidiary. In connection with the name change, the Company changed its NASDAQ ticker symbol from “AVCA” to “DVCR” effective with the market open on
Monday March 18, 2013. The following table sets forth the high and low bid prices of our common stock, as reported by NASDAQ.com, for each quarter in 2013 and 2012:

Period				High	Low	Dividends
2012	—	1st	Quarter	$6.90	$5.15	$0.055
2012	—	2nd	Quarter	$7.54	$4.01	$0.055
2012	—	3rd	Quarter	$6.91	$5.09	$0.055
2012	—	4th	Quarter	$6.11	$4.82	$0.055
2013	—	1st	Quarter	$5.91	$4.87	$0.055
2013	—	2nd	Quarter	$5.37	$4.45	$0.055
2013	—	3rd	Quarter	$5.74	$4.67	$0.055
2013	—	4th	Quarter	$5.30	$4.56	$0.055

Our common stock has been traded since May 10, 1994. On February 14, 2014, the closing price for our common stock was $5.28, as reported by NASDAQ.com.
Holders. On February 14, 2014, there were approximately 312 holders of record. Most of our shareholders have their holdings in the street name of their broker/dealer.
Dividends. For each of the two most recent fiscal years, we have paid a quarterly dividend of $0.055 per common share. While the Board of Directors intends to continue to pay quarterly dividends, the Board will make the determination of the amount of future cash dividends, if any, to be declared and paid based on, among other things, the Company's financial condition, funds from operations, the level of its capital expenditures and its future business prospects. The Company is restricted by its debt agreements in its ability to pay dividends. We are required to pay dividends at an annual rate of 7.0% of the stated value on our outstanding Series C Redeemable Preferred Stock, payable quarterly. As a result, we have paid a quarterly dividend on the outstanding Series C Redeemable Preferred Stock of $86,000.
Equity Compensation Plan Information
The following table provides aggregate information as of December 31, 2013, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a)) (c)(1)
Equity Compensation Plans Approved by Security Holders	333,000	$6.64	435,000
Equity Compensation Plans Not Approved by Security Holders	None	None	None
Total	333,000	$6.64	435,000

(1)
Includes 63,000 shares available for issuance under the 2005 Long-Term Incentive Plan, 42,000 shares reserved for issuance under the Advocat Inc. 2008 Stock Purchase Plan for Key Personnel and 330,000 shares available for issuance under the 2010 Long-Term Incentive Plan. The 2010 Long-Term Incentive Plan was approved in 2010 and allows for the granting of options and stock appreciation rights for our common stock and is administered by the compensation committee of the Board.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The selected financial data of Diversicare presented in the following table have been derived from our consolidated financial statements, and should be read in conjunction with the annual financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations. This selected financial data for all periods shown have been reclassified to present the effects of certain divestitures as discontinued operations.

	Year Ended December 31,
	2013	2012	2011	2010	2009
Statement of Operations Data		(in thousands, except per share amounts)
REVENUES:
Patient revenues, net	$281,919	$246,290	$245,877	$225,034	$214,722
EXPENSES:
Operating	228,342	197,960	194,152	181,835	173,136
Lease	21,542	19,050	18,064	17,726	16,917
Professional liability	7,336	6,102	3,618	1,943	3,269
General and administrative	20,940	19,515	21,024	15,892	16,555
Depreciation and amortization	6,972	6,276	5,607	5,023	4,612
Asset Impairment	—	—	344	—	—
Restructuring	1,446	—	—	—	—
	286,578	248,903	242,809	222,419	214,489
OPERATING INCOME (LOSS)	(4,659)	(2,613)	3,068	2,615	233
OTHER INCOME (EXPENSE):
Foreign currency transaction gain (loss)	—	—	—	—	191
Other income	—	—	—	—	549
Equity in net losses of unconsolidated affiliate	(183)	(280)	—	—	—
Interest expense, net	(3,620)	(2,809)	(2,356)	(1,633)	(1,716)
Debt retirement costs	(320)	—	(112)	(127)	—
	(4,123)	(3,089)	(2,468)	(1,760)	(976)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(8,782)	(5,702)	600	855	(743)
BENEFIT (PROVISION) FOR INCOME TAXES	3,305	2,027	(162)	(274)	274
INCOME (LOSS) FROM CONTINUING OPERATIONS	(5,477)	(3,675)	438	581	(469)
DISCONTINUED OPERATIONS, net of taxes	(2,985)	755	929	3,267	3,070
NET INCOME (LOSS)	$(8,462)	$(2,920)	$1,367	$3,848	$2,601
INCOME (LOSS) PER COMMON SHARE:
Basic
Continuing operations	$(1.00)	$(0.71)	$0.02	$0.04	$(0.14)
Discontinued operations	(0.51)	0.13	0.16	0.57	0.54
Net income (loss) per common share	$(1.51)	$(0.58)	$0.18	$0.61	$0.40
Diluted
Continuing operations	$(1.00)	$(0.71)	$0.02	0.04	(0.14)
Discontinued operations	(0.51)	0.13	0.15	0.56	0.53
Net income (loss) per common share	$(1.51)	$(0.58)	$0.17	$0.60	$0.39
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.22	$0.22	$0.22	$0.22	$0.22
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	5,899	5,821	5,774	5,732	5,678
Diluted	5,899	5,821	5,906	5,854	5,797

	December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data	(in thousands)
Working capital	$8,044	$15,663	$15,435	$16,228	$12,334
Total assets	$137,744	$114,963	$116,744	$105,596	$105,451
Long-term debt and capitalized lease obligations, including current portion	$53,577	$29,462	$29,899	$24,401	$24,829
Preferred Stock - Series C (including unamortized premium)	$4,918	$4,918	$4,918	$4,918	$6,192
Total Shareholders' Equity of Diversicare Healthcare Services, Inc.	$8,129	$17,178	$21,315	$22,205	$19,693
Total Shareholders' Equity	$9,566	$18,751	$22,969	$22,205	$19,693

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
Diversicare Healthcare Services, Inc. provides long-term care services to nursing center patients in nine states, primarily in the Southeast and Southwest. Our centers provide a range of health care services to their patients and residents. In addition to the nursing, personal care and social services usually provided in long-term care centers, we offer a variety of comprehensive rehabilitation services as well as nutritional support services. As of December 31, 2013, our continuing operations consist of 47 nursing centers with 5,318 licensed nursing beds. We own 13 and lease 34 of our nursing centers included in continuing operations. The nursing center and licensed nursing bed count includes the Kansas centers acquired in May 2013, which comprise five skilled nursing centers and 418 licensed beds. The Medicaid certification process was completed for these facilities during the second quarter of 2013, and the Medicare certification process was completed for these facilities during the third quarter of 2013. The nursing center and licensed bed count includes the 107-bed facility in Louisville, Kentucky, for which the Company entered into a lease agreement in August 2013. The Medicaid and Medicare certification processes for this facility are currently underway and we expect these to be completed in the first quarter of 2014. The nursing center and licensed nursing bed count also includes 442 licensed nursing beds at the four recently leased skilled nursing centers, three in Ohio and one in Indiana, which we have operated since October 1, 2013. The Medicaid and Medicare certification processes are currently under way for these four leased facilities. In addition to the licensed nursing beds, these four centers also include 270 licensed assisted living beds which are not included in the licensed nursing bed count. The Company's continuing operations include centers in Alabama, Florida, Indiana, Kansas, Kentucky, Ohio, Tennessee, Texas and West Virginia.

Divestitures
Effective September 1, 2013, the Company entered into an agreement with Omega Healthcare Investors, Inc. ("Omega") to terminate its lease with respect to eleven nursing centers and 1,181 licensed beds located in the state of Arkansas, and concurrently entered into operation transfer agreements to transfer the operations of each of those eleven centers to an operator selected by Omega. Upon the completion of the transaction, the Company no longer operates any skilled nursing centers in the State of Arkansas. As a result of this transaction, the Company has reclassified the operations of these centers as discontinued operations for all periods presented in the accompanying consolidated financial statements. These centers contributed revenues of $40.2 million, $61.8 million, and $63.6 million, during the twelve months ended December 31, 2013, 2012, and 2011, respectively. Further, these centers contributed net loss of $2.9 million during the twelve months ended December 31, 2013, and net income of $0.5 million and $0.5 million during the twelve months ended December 31, 2012 and 2011, respectively.  The net income or loss for the nursing centers included in discontinued operations does not reflect any allocation of corporate general and administrative expense or any allocation of corporate interest expense. The Company considered these additional costs along with the centers' future prospects based upon operating history when determining the contribution of the skilled nursing centers to its operations. In addition to the expenses associated with the discontinued operations, the Company also incurred $1.4 million in restructuring expenses that represent corporate expenses and exit costs associated with the Arkansas lease termination, but not classified as discontinued operations. The Company will continue to defend, and make cash payments related to, professional liability claims asserted against these nursing centers for events occurring prior to September 1, 2013.
Effective September 1, 2012, we sold an owned skilled nursing center in Arkansas to an unrelated party and have reclassified the operations of this facility as discontinued operations for all periods presented in the accompanying consolidated financial statements. The operating margins and the long term-business prospects of the nursing center did not meet our strategic goals. This skilled nursing center had no revenues during the twelve months ended December 31, 2013, but contributed revenues of $3.5 million, and $5.2 million for the twelve months ended December 31, 2012 and 2011, respectively. Additionally, there was net income (loss) from this facility of $(0.1) million, $0.1 million, and $0.2 million during the twelve months ended December 31, 2013, 2012 and 2011, respectively.  The net income (loss) for the nursing center included in discontinued operations does not reflect any allocation of regional or corporate general and administrative expense or any allocation of corporate interest expense. We considered these additional costs along with the future prospects of this nursing center when determining the contribution of the skilled nursing center to our operations. The gain on disposal, net of taxes, of $0.2 million was primarily the amount of sales price in excess of the net carrying value of the fixed assets sold.
The Company owns land related to a North Carolina assisted living facility it closed in April 2006. The net assets of discontinued operations presented in property and equipment on the accompanying consolidated balance sheet of $1.1 million represents the real estate related to this assisted living facility. The Company is continuing its efforts to sell this land. The fair value of the subject property was determined based on comparable properties in the area and considered a level 2 calculation under the fair value hierarchy as discussed in Note 2.
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
Improving skilled mix and average Medicare rate:
Our strategic operating initiatives of improving our skilled mix and our average Medicare rate required investing in nursing and clinical care to treat more acute patients along with nursing center-based marketing representatives to attract these patients. These initiatives developed referral and Managed Care relationships that have attracted and are expected to continue to attract payor sources for patients covered by Medicare and Managed Care. A comparison of our most recent quarter versus the third quarter of 2010, the quarter before we embarked on our strategic operating initiatives, reflects our success with these strategic operating initiatives:

	Three Months Ended
	December 31, 2013	September 30, 2010
As a percent of total census:
Medicare census	11.5%	12.3%
Managed Care census	2.9%	1.3%
Total skilled mix census	14.4%	13.6%
As a percent of total revenues:
Medicare revenues	27.0%	29.3%
Managed Care revenues	5.8%	2.8%
Total skilled mix revenues	32.8%	32.1%
Medicare average rate per day:	$436.96	$394.23
Implementing Electronic Medical Records to improve Medicaid acuity capture:
As another part of our strategic operating initiatives, we implemented EMR to improve Medicaid acuity capture, primarily in our states where the Medicaid payments are acuity based. We completed the implementation of Electronic Medical Records in all our nursing centers in December 2011, on time and under budget, and since implementation have increased our average Medicaid rate despite rate cuts in certain acuity based states by accurately and timely capture of care delivery. A comparison of our most recent quarter versus the third quarter of 2010 reflects our success with increasing our average Medicaid rate per day:

	Three Months Ended
	December 31, 2013	September 30, 2010
Medicaid average rate per day:	$162.91	$147.93

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

	December 31, 2013*	September 30, 2010
Renovated nursing centers	17	14
Amounts expended on renovations (in millions)	$29.1	$20.9

*The amounts above include renovations which were performed on six homes within the state of Arkansas that have since been disposed of and recorded within discontinued operations. Renovation spending on these facilities totaled $7.3 million.
Completing strategic acquisitions:
Our strategic operating initiatives include a renewed focus on completing strategic acquisitions. We continue to pursue and investigate opportunities to acquire, lease or develop new centers, focusing primarily on opportunities within our existing areas of operation. We expect to announce additional development projects in the near future. We have added three skilled nursing centers in Kentucky, one in West Virginia, five in Kansas, one in Indiana, and three in Ohio. As detailed further in our results of operations, we experienced a significant amount of expenses related to start-up activities during 2012 at our two newly opened centers.
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

Selected Financial and Operating Data
The following table summarizes the Diversicare statements of continuing operations for the years ended December 31, 2013, 2012 and 2011, and sets forth this data as a percentage of revenues for the same years:

	Year Ended December 31,
	(Dollars in thousands)
	2013		2012		2011
Revenues:
Patient revenues, net	$281,919	100.0%	$246,290	100.0%	$245,877	100.0%
Expenses:
Operating	228,342	81.0%	197,960	80.4%	194,152	79.0%
Lease	21,542	7.6%	19,050	7.7%	18,064	7.3%
Professional liability	7,336	2.6%	6,102	2.5%	3,618	1.5%
General & administrative	20,940	7.4%	19,515	7.9%	21,024	8.6%
Depreciation and amortization	6,972	2.5%	6,276	2.5%	5,607	2.3%
Asset impairment	—	—%	—	—%	344	0.1%
Restructuring	1,446	0.5%	—	—%	—	—%
	286,578	101.6%	248,903	101.0%	242,809	98.8%
Operating income (loss)	(4,659)	(1.6)%	(2,613)	(1.0)%	3,068	1.2%
Other income (expense):
Equity in net losses of unconsolidated affiliate	(183)	(0.1)%	(280)	(0.1)%	—	—%
Interest expense, net	(3,620)	(1.3)%	(2,809)	(1.1)%	(2,356)	(1.0)%
Debt retirement costs	(320)	(0.1)%	—	—%	(112)	—%
	(4,123)	(1.5)%	(3,089)	(1.2)%	(2,468)	(1.0)%
Income (loss) from continuing operations before income taxes	(8,782)	(3.1)%	(5,702)	(2.2)%	600	0.2%
Benefit (provision) for income taxes	3,305	1.2%	2,027	0.8%	(162)	(0.1)%
Income (loss) from continuing operations	$(5,477)	(1.9)%	$(3,675)	(1.4)%	$438	0.1%

The following table presents data about the facilities we operated as part of our continuing operations as of the dates:

	December 31,
	2013	2012	2011
Licensed Nursing Center Beds:
Owned	1,224	806	806
Leased	4,094	3,551	3,328
Total	5,318	4,357	4,134
Facilities:
Owned	13	8	8
Leased	34	29	27
Total	47	37	35

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
Revenues
Patient Revenues, net
The fees we charge patients in our nursing centers are recorded on an accrual basis. These rates are contractually adjusted with respect to individuals receiving benefits under federal and state-funded programs and other third-party payors. Our net revenues are derived substantially from Medicare, Medicaid and other government programs (approximately 80.8%, 83.2% and 84.0% for 2013, 2012, and 2011, respectively). Medicare intermediaries make retroactive adjustments based on changes in allowed claims.

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
Allowance for Doubtful Accounts
We evaluate the collectibility of our accounts receivable by reviewing current aging summaries of accounts receivable, historical collections data and other factors. As a percentage of revenue, our provision for doubtful accounts was approximately 1.5%, 1.2%, and 0.7% for 2013, 2012 and 2011, respectively. Historical bad debts have generally resulted from uncollectible private pay balances, some uncollectible coinsurance and deductibles and other factors. Receivables that are deemed to be uncollectible are written off.

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
Because our actual liability for existing and anticipated professional liability and general liability claims will exceed our limited insurance coverage, we have recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $27.1 million as of December 31, 2013, including $4.2 million for settlements that are expected to be paid in 2014, estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, and estimates of related legal costs incurred and expected to be incurred. All losses are projected on an undiscounted basis.
The Company evaluates the adequacy of this liability on a quarterly basis. Semi-annually, the Company retains a third-party actuarial firm to assist in the evaluation of this reserve. Since May 2012, Merlinos & Associates, Inc. (“Merlinos”) has assisted management in the preparation of the appropriate accrual for incurred but not reported general and professional liability claims based on data furnished as of November 30. Merlinos primarily utilizes historical data regarding the frequency and cost of the Company's past claims over a multi-year period, industry data and information regarding the number of occupied beds to develop its estimates of the Company's ultimate professional liability cost for current periods. The Actuarial Division of Willis of Tennessee, Inc. assisted the Company with all estimates prior to May 2012.
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
The Company's cash expenditures for self-insured professional liability costs from continuing operations were $5.4 million, $2.7 million and $3.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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

Professional liability costs are material to our financial position, and changes in estimates, as well as differences between estimates and the ultimate amount of loss, may cause a material fluctuation in our reported results of operations. Our professional liability expense was $7.3 million, $6.1 million and $3.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. These amounts are material in relation to our reported income (loss) from continuing operations for the related periods of $(5.5) million, $(3.7) million and $0.4 million, respectively. The total liability recorded at December 31, 2013 was $27.1 million, compared to current assets of $50.2 million and total assets of $137.7 million.
Accrual for Other Self-Insured Claims
With respect to workers' compensation insurance, substantially all of our employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. We are completely self-insured for workers' compensation exposures prior to May 1997. We have been and remain a non-subscriber to the Texas workers' compensation system and are, therefore, completely self-insured for employee injuries with respect to our Texas operations. From June 30, 2003 until June 30, 2007, our workers' compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. For the period from July 1, 2008 through December 31, 2013, we are covered by a prefunded deductible policy. Under this policy, we are self-insured for the first $500,000 per claim, subject to an aggregate maximum of $3,000,000. We fund a loss fund account with the insurer to pay for claims below the deductible. We account for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred.
We are self-insured for health insurance benefits for certain employees and dependents for amounts up to $175,000 per individual annually. We provide reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate, based on known claims and estimates of unknown claims based on historical information. The differences between actual settlements and reserves are included in expense in the period finalized. Our reserves for health insurance benefits can fluctuate materially from one year to the next depending on the number of significant health issues of our covered employees and their dependents.

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
No impairment of long lived assets was recognized during 2013 or 2012. If our estimates or assumptions with respect to a property change in the future, we may be required to record additional impairment charges for our assets.

Business Combinations
For business combination transactions, we recognize and measure the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, as well as the goodwill acquired or gain recognized in a bargain purchase, and we make certain valuations to determine the fair value of assets acquired and the liabilities assumed. These valuations are subject to retroactive adjustment during the twelve-month period subsequent to the acquisition date. Such valuations require us to make significant estimates, judgments and assumptions, including projections of future events and operating performance.

Stock-Based Compensation
We recognize compensation cost for all share-based payments granted after January 1, 2006, on a straight-line basis over the vesting period. We calculated the recognized and unrecognized stock-based compensation using the Black-Scholes-Merton option valuation method, which requires us to use certain key assumptions to develop the fair value estimates. These key assumptions include expected volatility, risk-free interest rate, expected dividends and expected term. During the years ended December 31, 2013, 2012 and 2011, we recorded charges of approximately $1.0 million, $0.6 million and $0.5 million in stock-based compensation, respectively. Stock-based compensation expense is a non-cash expense and such amounts are included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees.

Income Taxes
We determine deferred tax assets and liabilities based upon differences between financial reporting and tax bases of assets and liabilities and measure them using the enacted tax laws that will be in effect when the differences are expected to reverse. We maintain a valuation allowance of approximately $1.3 million to reduce the deferred tax assets to amounts we believe can be realized on a more likely than not basis in accordance with generally accepted accounting principles. In future periods, we will continue to assess the need for and adequacy of the remaining valuation allowance. We follow the relevant guidance found in the FASB codification, ASC 740: Accounting for Uncertainty in Income Taxes. The guidance provides information and procedures for financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.

Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of December 31, 2013, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	After 5 Years
Long-term debt obligations (1)	$66,986	$8,093	$13,607	$45,286	$—
Settlement obligations (2)	4,208	4,208	—	—	—
Series C Preferred Stock (3)	4,918	4,918	—	—	—
Elimination of Preferred Stock Conversion feature (4)	3,263	687	1,374	1,202	—
Operating leases (5)	591,502	26,508	56,416	58,811	449,767
Required capital expenditures under operating leases (6)	7,336	248	495	495	6,098
Total	$678,213	$44,662	$71,892	$105,794	$455,865

(1)	Long-term debt obligations include scheduled future payments of principal and interest of long-term debt and amounts outstanding on our capital lease obligations.

(2)
Settlement obligations relate to professional liability cases that are expected to be paid within the next twelve months. The professional liabilities are included in our current portion of self-insurance reserves.

(3)	Series C Preferred Stock equals the redemption value at the preferred shareholder’s earliest optional redemption date.

(4)
Payments to Omega Health Investors ("Omega"), from whom we lease 25 nursing centers, for the elimination of the preferred stock conversion feature in connection with restructuring the preferred stock and master lease agreements. Monthly payments of approximately $57,000 will be made through the end of the initial lease period that ends in September 2018.

(5)	Represents lease payments under our operating lease agreements. Assumes all renewals periods.

(6)	Includes annual expenditure requirements under operating leases.
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to two times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change of control of the Company (as defined). The maximum contingent liability under these agreements is approximately $1.3 million as of December 31, 2013. The terms of such agreements are for one year and automatically renew for one year if not terminated by us or the employee. In addition, upon the occurrence of any triggering event, those certain members of management may elect to require that we purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of our common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of our common stock on December 31, 2013, there is no contingent liability for the repurchase of the equity grants. No amounts have been accrued for these contingent liabilities.

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
The following table sets forth net patient revenues related to our continuing operations by payor source for the periods presented (dollar amounts in thousands):

	Year Ended December 31,
	2013		2012		2011
Medicaid	$150,752	53.5%	$130,738	53.1%	$123,392	50.2%
Medicare	77,103	27.3%	74,218	30.1%	83,131	33.8%
Managed Care	16,786	6.0%	12,495	5.1%	10,995	4.5%
Private Pay and other	37,278	13.2%	28,839	11.7%	28,359	11.5%
Total	$281,919	100.0%	$246,290	100.0%	$245,877	100.0%
The following table sets forth average daily skilled nursing census by payor source for our continuing operations for the periods presented:

	Year Ended December 31,
	2013		2012		2011
Medicaid	2,553	69.9%	2,283	70.0%	2,221	69.0%
Medicare	425	11.6%	417	12.8%	438	13.6%
Managed Care	110	3.0%	83	2.5%	70	2.2%
Private Pay and other	566	15.5%	478	14.7%	492	15.2%
Total	3,654	100.0%	3,261	100.0%	3,221	100.0%
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

(in thousands)	Year Ended December 31,
	2013	2012	Change	%
PATIENT REVENUES, net	$281,919	$246,290	$35,629	14.5%
EXPENSES:
Operating	228,342	197,960	30,382	15.3%
Lease	21,542	19,050	2,492	13.1%
Professional liability	7,336	6,102	1,234	20.2%
General and administrative	20,940	19,515	1,425	7.3%
Depreciation and amortization	6,972	6,276	696	11.1%
Asset impairment	—	—	—	—%
Restructuring	1,446	—	1,446	100.0%
Total expenses	286,578	248,903	37,675	15.1%
OPERATING INCOME (LOSS)	(4,659)	(2,613)	(2,046)	78.3%
OTHER INCOME (EXPENSE):
Equity in net losses of unconsolidated affiliate	(183)	(280)	97	(34.6)%
Interest expense, net	(3,620)	(2,809)	(811)	28.9%
Debt retirement costs	(320)	—	(320)	100.0%
	(4,123)	(3,089)	(1,034)	33.5%
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(8,782)	(5,702)	(3,080)	54.0%
BENEFIT FOR INCOME TAXES	3,305	2,027	1,278	63.0%
LOSS FROM CONTINUING OPERATIONS	$(5,477)	$(3,675)	$(1,802)	49.0%

(in thousands)	Year Ended December 31,
	2012	2011	Change	%
PATIENT REVENUES, net	$246,290	$245,877	$413	0.2%
EXPENSES:
Operating	197,960	194,152	3,808	2%
Lease	19,050	18,064	986	5.5%
Professional liability	6,102	3,618	2,484	68.7%
General and administrative	19,515	21,024	(1,509)	(7.2)%
Depreciation and amortization	6,276	5,607	669	11.9%
Asset impairment	—	344	(344)	(100)%
Total expenses	248,903	242,809	6,094	2.5%
OPERATING INCOME (LOSS)	(2,613)	3,068	(5,681)	(185.2)%
OTHER INCOME (EXPENSE):
Equity in net losses of investee	(280)	—	(280)	—
Interest expense, net	(2,809)	(2,356)	(453)	19.2%
Debt retirement costs	—	(112)	112	(100)%
	(3,089)	(2,468)	(621)	25.2%
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(5,702)	600	(6,302)	—
BENEFIT (PROVISION) FOR INCOME TAXES	2,027	(162)	2,189	—
INCOME (LOSS) FROM CONTINUING OPERATIONS	$(3,675)	$438	$(4,113)	(939)%

Year Ended December 31, 2013 Compared With Year Ended December 31, 2012
Patient Revenues
Patient revenues were $281.9 million in 2013 and $246.3 million in 2012. This increase is primarily attributable to the acquisition of new facilities during the period. The following table summarizes the revenue increases attributable to our portfolio growth (in thousands):

	Year Ended December 31,
	2013	2012	Change
Same-store revenue	$240,859	$243,499	$(2,640)
2012 acquisition revenue	12,908	2,791	10,117
2013 acquisition revenue	28,152	—	28,152
Total revenue	$281,919	$246,290	35,629

The overall increase in revenue $35.6 million is primarily attributable to revenue contributions from acquisition activity in 2013 of $28.2 million, as well as an incremental increase in revenues from 2012 acquisitions of $10.1 million as a result of having a full year in operation during 2013. These increases in revenue from acquisitions were partially offset by a decrease in same-store revenue of $2.6 million which is explained in more detail below.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Year Ended December 31,
	2013		2012
Skilled nursing occupancy	77.0%	(1)	78.0%
As a percent of total census:
Medicare census	11.6%		12.8%
Managed Care census	3.0%		2.5%
As a percent of total revenues:
Medicare revenues	53.5%		53.1%
Medicaid revenues	27.3%		30.1%
Managed Care revenues	6.0%		5.1%
Average rate per day:
Medicare	$431.57		$428.48
Medicaid	$161.67		$157.03
Managed Care	$381.19		$377.28

(1)
Skilled nursing occupancy excludes our Clinton, Kentucky facility which is licensed to operate and is in the process of growing its occupancy as a percentage of licensed beds as a result of the decertification that occurred prior to the Company's assumption of operations.

The average Medicaid rate per patient day for 2013 increased 3.0% compared to 2012, resulting in an increase in revenue of $3.5 million for our same-store nursing centers. This average rate per day for Medicaid patients is the result of rate increases in certain states and increasing patient acuity levels. The average Medicare rate per patient day for 2013 increased 0.7% compared to 2012, resulting in an increase in revenue of $0.7 million for our same-store nursing centers also related to our ability to attract patients with increased acuity levels.
Our total average daily census increased by approximately 12.1% compared to 2012 on a consolidated basis, but was primarily attributable to the aforementioned acquisition activity. On a same-store basis, our Medicare average daily census for 2013 decreased compared to 2012, resulting in a decrease in revenue of $8.0 million. Further, our Medicaid average daily census for 2013 decreased compared to 2012, resulting in a decrease in revenue of $1.9 million. The decrease in same-store revenue as a result of decreased Medicare census was partially offset by our continued increase in Managed Care average daily census which contributed additional revenues of $2.6 million compared to 2012 due to census increase at same-store nursing centers. Same-store Managed Care rate per patient day for 2013 also experienced favorable results compared to 2012 resulting in a $0.2 million increase in revenue.

Operating Expense
Operating expense increased to $228.3 million in 2013 from $198.0 million in 2012, driven primarily by the $24.3 million in operating costs at the nursing centers added in 2013, and a $7.3 million incremental increase from the facilities acquired in 2012 due to a full year of operation. Operating expense increased to 81.0% of revenue in 2013, compared to 80.4% of revenue in 2012.

	Year Ended December 31,
	2013	2012	Change
Same-store operating expenses	$193,753	$194,934	$(1,181)
2012 acquisition operating expenses	10,302	3,026	7,276
2013 acquisition operating expenses	24,287	—	24,287
Total revenue	$228,342	$197,960	30,382
The largest component of operating expenses is wages, which increased to $134.5 million in 2013 from $123.6 million in 2012, an increase of $10.9 million, or 8.8%. We continued to see improvements in our labor costs as a percentage of revenues as this decreased to 47.7% in 2013, an improvement from 50.2% in 2012. On a same-store basis, salaries decreased by $7.6 million due to operating initiatives which include outsourcing housekeeping and laundry services, as well as centralizing certain business office responsibilities creating efficiencies. The same-store decrease in salaries was partially offset by an increase of $5.8 million in external housekeeping and laundry services as a result of the aforementioned outsourcing effort.
Employee health insurance costs were approximately $1.6 million higher in 2013 compared to 2012. The Company is self-insured for the first $175,000 in claims per employee each year. Employee health insurance costs can vary significantly from year to year, and we continually evaluate the provisions of these plans.
Workers compensation insurance expense increased approximately $0.5 million in 2013 compared to 2012. The increase is the result of less favorable claims experience in 2013 compared to 2012.
Bad debt expense increased approximately $1.1 million in 2013 compared to 2012 driven significantly by the growth in Medicaid patients undergoing the initial qualification process.
Lease Expense
Lease expense increased to $21.5 million in 2013 from $19.1 million in 2012. The increase in lease expense was primarily driven by $1.3 million in combined lease expense for the newly leased nursing center in Louisville, Kentucky and the four recently leased nursing centers in the Ohio region, three in Ohio and one in Indiana. We also incurred an incremental increase in lease expense of $0.9 million over the prior year associated the Louisville, Kentucky facility and the facility in Clinton, Kentucky, both of which we leased in 2012. The remaining increase was the result of regular rent adjustments at existing facilities.
Professional Liability
Professional liability expense was $7.3 million in 2013 compared to $6.1 million in 2012, an increase of $1.2 million. We were engaged in 54 professional liability lawsuits as of December 31, 2013, compared to 49 as of December 31, 2012. Our cash expenditures for professional liability costs of continuing operations were $5.4 million and $2.7 million for 2013 and 2012, respectively. Professional liability expense and cash expenditures fluctuate from year to year based respectively on the results of our third-party professional liability actuarial studies and on the costs incurred in defending and settling existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.
General and Administrative Expense
General and administrative expenses were approximately $20.9 million in 2013 compared to $19.5 million in 2012, an increase of $1.4 million. The overall increase in general and administrative expenses were primarily attributable to a $0.5 million in wages. We also experienced a $0.4 million increase in stock-based incentive expense, and a $0.3 million increase in legal and consulting expenses related to our acquisition activities.
Depreciation and Amortization
Depreciation and amortization expense was approximately $7.0 million in 2013 and $6.3 million in 2012. The increase in 2013 is primarily due to $0.5 million in depreciation and amortization expenses related to the newly acquired Kansas facilities.

Restructuring
We incurred certain charges in connection with the termination of our existing lease for 11 Arkansas nursing centers, including one-time separation costs of $0.3 million. These expenses were classified as restructuring expenses on the consolidated statement of operations. As these expenses related to the transaction which occurred in 2013, the $1.4 million in restructuring expense represents an increase from the same period in 2012.
Interest Expense, Net
Interest expense has increased to $3.6 million in 2013 compared to $2.8 million in 2012, an increase of $0.8 million. The increase was primarily attributable to higher debt balances in 2013 as a result of the amended Mortgage Loan, which increased the balance of outstanding debt as a result of the acquisition of the Kansas centers.
Loss from Continuing Operations before Income Taxes; Loss from Continuing Operations per Common Share
As a result of the above, continuing operations reported loss before income taxes of $8.8 million and $5.7 million in 2013 and 2012, respectively. The benefit for income taxes was $3.3 million in 2013, an effective rate of 37.6% and a benefit of $2.0 million in 2012, an effective rate of 35.5%. The basic and diluted loss per common share from continuing operations were both $(1.00) in 2013 compared to $(0.71) in 2012.
Year Ended December 31, 2012 Compared With Year Ended December 31, 2011
Patient Revenues
Patient revenues were $246.3 million in 2012 and $245.9 million in 2011, an increase of $0.4 million, or 0.2%.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Year Ended December 31,
	2012		2011
Skilled nursing occupancy	78.0%	(1)	79.5%
As a percent of total census:
Medicare census	12.8%		13.6%
Managed Care census	2.5%		2.2%
As a percent of total revenues:
Medicare revenues	30.1%		33.8%
Medicaid revenues	53.1%		50.2%
Managed Care revenues	5.1%		4.5%
Average rate per day:
Medicare	$428.48		$465.19
Medicaid	$157.03		$151.85
Managed Care	$377.28		$405.78

(1)
Skilled nursing occupancy excludes our Clinton, Kentucky facility which is licensed to operate and is in the process of growing its occupancy as a percentage of licensed beds as a result of the decertification that occurred prior to the Company's assumption of operations.

The average Medicaid rate per patient day for 2012 increased 3.4% compared to 2011, resulting in an increase in revenue of $4.3 million. This average rate per day for Medicaid patients is the result of rate increases in certain states and increasing patient acuity levels. The average Medicare rate per patient day for 2012 decreased 7.9% compared to 2011, resulting in a decrease in revenue of $5.6 million. This decrease is primarily attributable to the October 1, 2011 CMS implemented Medicare rate decrease of 11.1% offset by investments we have made to improve our skilled care offerings. The decrease is further offset by the new Medicare rates issued by CMS at October 1, 2012 that increased rates by 1.8%.
Our Medicaid average daily census increased in 2012 by approximately 2.8% compared to 2011, resulting in an increase in revenue of $3.8 million. Our Medicare average daily census for 2012 decreased by 4.8% resulting in a decrease in revenue of $3.3 million. Managed Care rates and census contributed approximately $1.0 million of the total revenue increase, primarily due to an increase in Managed Care average daily census of 18.6%.

Operating Expense
Operating expense increased to $198.0 million in 2012 from $194.2 million in 2011, an increase of $3.8 million, or 2.0%. We have experienced a significant amount of expenses related to start-up activities during 2012 at our newly-opened centers in Clinton, Kentucky and newly leased center in Louisville, Kentucky. Operating expense increased to 80.4% of revenue in 2012, compared to 79.0% of revenue in 2011 due significantly to the decrease in Medicare rates.
The largest component of operating expenses is wages, which increased to $123.6 million in 2012 from $122.7 million in 2011, an increase of $0.8 million, or 0.7%.
Provider taxes increased approximately $1.1 million in 2012, primarily due to increases in tax rates and higher census in certain states in which we operate.
Workers compensation insurance expense decreased approximately $0.3 million in 2012 compared to 2011. The increase is the result of better claims experience in 2012 compared to 2011.
Employee health insurance costs were approximately $0.1 million lower in 2012 compared to 2011, a decrease of 1.9%. The Company is self-insured for the first $175,000 in claims per employee each year, and we experienced a lower level of claims costs during 2012. Employee health insurance costs can vary significantly from year to year, and we continually evaluate the provisions of these plans.
Bad debt expense increased approximately $1.3 million in 2012 compared to 2011 driven significantly by the growth in Medicaid patients undergoing the initial qualification process.
Lease Expense
Lease expense increased to $19.1 million in 2012 from $18.1 million in 2011. The increase in lease expense was rent for lessor- funded property renovations and $0.5 million in combined lease expense for the newly leased nursing centers in Louisville and Clinton, Kentucky.
Professional Liability
Professional liability expense was $6.1 million in 2012 and $3.6 million in 2011. We were engaged in 49 professional liability lawsuits as of December 31, 2012, compared to 38 as of December 31, 2011. Our cash expenditures for professional liability costs of continuing operations were $2.7 million and $3.8 million for 2012 and 2011, respectively. Professional liability expense and cash expenditures fluctuate from year to year based respectively on the results of our third-party professional liability actuarial studies and on the costs incurred in defending and settling existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.
General and Administrative Expense
General and administrative expenses were approximately $19.5 million in 2012 compared to $21.0 million in 2011, a decrease of $1.5 million, or 7.2%. The significant improvement relates to a decrease in performance-based incentive expense of $1.8 million and a decrease of approximately $0.5 million in severance and nonrecurring general and administrative costs. We experienced a $0.7 million decrease in implementation costs of EMR. These decreases were offset by a $0.5 million increase in consulting and legal expenses related to our acquisition efforts
Depreciation and Amortization
Depreciation and amortization expense was approximately $6.3 million in 2012 and $5.6 million in 2011. The increase in 2012 is primarily due to depreciation and amortization expenses related to capital expenditures for additions to property and equipment, including equipment related to our EMR initiative.
Asset Impairment
During the third quarter of 2011, we determined that the carrying value of the long-lived assets of one of our leased nursing centers exceeded the fair value. As a result, we recorded a fixed asset impairment charge of $0.3 million to reduce the carrying value of these assets.

Interest Expense, Net
Interest expense increased to $2.8 million in 2012 compared to $2.4 million in 2011. The increase in interest expense relates to the nursing center in West Virginia that was purchased in 2011, and was responsible for an incremental increase of $0.4 million in our 2012 interest expense.
Loss from Continuing Operations before Income Taxes; Loss from Continuing Operations per Common Share
As a result of the above, continuing operations reported loss before taxes of $5.7 million and income before taxes of $0.6 million in 2012 and 2011, respectively. The benefit for income taxes was $2.0 million in 2012, an effective rate of 35.5% and a provision of $0.2 million in 2011, an effective rate of 27.0%. The basic and diluted loss per common share from continuing operations were both $0.71 in 2012 compared to income per common share from continuing operations of $0.02 for both basic and diluted in 2011.

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
Net cash used in operating activities of continuing operations totaled $3.9 million in 2013, compared to net cash provided by operating activities of continuing operations of $1.0 million and $7.1 million in 2012 and 2011, respectively. One primary driver of the decline in cash provided by operating activities from continuing operations is the acquisition activity throughout the year. The Company is required to complete a Change in Ownership ("CHOW") process for each of the nursing centers for which we assumed operations during the year which results in limited cash inflows from the operations at these facilities during this initial process. As of December 31, 2013, five of the facilities for which we assumed operations during 2013 continue to progress through the CHOW process, and we expect this process to be completed early in 2014. Operating activities of discontinued operations provided cash of $2.7 million, $2.3 million and $2.9 million in 2013, 2012 and 2011, respectively.
Our cash expenditures related to professional liability claims of continuing operations were $5.4 million, $2.7 million and $3.8 million for 2013, 2012 and 2011, respectively. We also continue to experience cash expenditures related to professional liability claims of discontinued operations, primarily associated with the disposition of Arkansas. Our cash expenditures related to professional liability claims of discontinued operations were $3.3 million, $5.6 million, and $5.0 million for 2013, 2012 and 2011, respectively. The Company will continue to defend, and make cash payments related to, professional liability claims asserted against discontinued operations. Although we work diligently to limit the cash required to settle and defend professional liability claims, a significant judgment entered against us in one or more legal actions could have a material adverse impact on our cash flows and could result in our being unable to meet all of our cash needs as they become due.
Investing activities of continuing operations used cash of $23.5 million, $0.3 million and $13.4 million in 2013, 2012 and 2011, respectively. These amounts primarily represent cash used for purchases of property and equipment. We used $14.7 million in cash to purchase the five Kansas nursing facilities in May 2013. We have used between $4.4 million and $12.4 million for capital expenditures of continuing operations in each of the three calendar years ended December 31, 2013, with certain years experiencing higher expenditures as a result of renovation projects at our facilities. We used $3.5 million in restricted cash to fund capital improvements at the four owned nursing centers that secure the mortgage loan during 2013 and saw a net increase in these restricted funds of $0.8 million during 2012 when the funds were borrowed.
Financing activities of continuing operations used cash of $3.2 million in 2012, and provided cash of $20.7 million and $2.2 million in 2013 and 2011, respectively. Financing activities in 2013 reflect the proceeds received from refinancing our credit facility resulting in proceeds of $54.5 million, offset by the repayment of the existing mortgage loan and other debt payments during the year of $30.4 million. Cash provided in 2011 primarily resulted from the refinancing of our mortgage loan facility resulting in $29.6 million of proceeds offset by the payment of existing debt obligations of $24.6 million and write-off of $0.8 million of financing costs. Financing activities reflect $1.3 million in common stock and preferred stock dividends in 2013 and $1.6 million in 2012 and 2011.
Dividends

On February 28, 2014, the Board of Directors declared a quarterly dividend on common shares of $0.055 per share. While the Board of Directors intends to pay quarterly dividends, the Board will make the determination of the amount of future cash dividends, if any, to be declared and paid based on, among other things, the Company’s financial condition, funds from operations, the level of its capital expenditures and its future business prospects and opportunities. The Company is restricted by its debt agreements in its ability to pay dividends.
Redeemable Preferred Stock
At December 31, 2013, we have outstanding 5,000 shares of Series C Redeemable Preferred Stock (“Preferred Stock”) that has a stated value of approximately $4.9 million which pays an annual dividend rate of 7% of its stated value. Dividends on the Preferred Stock are paid quarterly in cash. The Preferred Stock was issued to Omega in 2006 and is not convertible, but has been redeemable at its stated value at Omega’s option since September 30, 2010, and since September 30, 2007, has been redeemable at its stated value at our option. Redemption under our option or Omega’s is subject to certain limitations. We believe we have adequate resources to redeem the Preferred Stock if Omega were to elect to redeem it.
Professional Liability
The Company has professional liability insurance coverage for its nursing centers that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. Effective July 1, 2013, the Company established a wholly-owned, offshore limited purpose insurance subsidiary, SHC Risk Carriers, Inc. (“SHC”), to replace some of the expiring commercial policies. SHC covers losses up to specified limits per occurrence. All of the Company's nursing centers in Florida, Ohio, Tennessee, and West Virginia are now covered under the captive insurance policies along with most of the nursing centers in Alabama, Kentucky, and Texas. The insurance coverage provided for these centers under the SHC policy include coverage limits of $500,000 per medical incident with a sublimit per center of $1.0 million and total annual aggregate policy limits of $5.0 million. All other centers within the Company’s portfolio are covered through various commercial insurance policies which provide similar coverage limits per medical incident, per location, and on an aggregate basis for covered centers.
As of December 31, 2013, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred, but unreported claims of $27.1 million. Our calculation of this estimated liability is based on an assumption that the Company will not incur a severely adverse judgment with respect to any asserted claim; however, a significant judgment could be entered against us in one or more of these legal actions, and such a judgment could have a material adverse impact on our financial position and cash flows.
Capital Resources
As of December 31, 2013, we had $53.6 million of outstanding long-term debt and capital lease obligations. The $53.6 million total includes $0.7 million in capital lease obligations and $5.5 million in a note payable for the nursing center that was recently constructed in West Virginia. The balance of the long-term debt is comprised of $44.4 million owed on our collateralized mortgage debt and $3.0 million currently outstanding on the revolving credit facility.
We have agreements with a syndicate of banks for a mortgage loan and our revolving credit facility. Under the terms of the agreements, the syndicate of banks provided mortgage debt (“Mortgage Loan”) with an original balance of $45.0 million with a five year maturity through March 2016 and a $20.0 million revolving credit facility (“Revolver”) through March 2016. The Mortgage Loan has a term of five years with principal and interest payable monthly based on a 25 year amortization. Interest is based on LIBOR plus 4.5% but is a portion is fixed at 6.87% based on the interest rate swap described below. The Mortgage Loan is secured by 13 owned nursing centers, related equipment and a lien on the accounts receivable of these facilities. The Mortgage Loan and the Revolver are cross-collateralized.
The Revolver is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions. As of December 31, 2013, we had $3.0 million outstanding under the revolving credit facility as of December 31, 2013. Annual fees for letters of credit issued under this revolver are 3.0% of the amount outstanding. We have a letter of credit of $4.6 million to serve as a security deposit for our Omega lease. We also have a $1.0 million letter of credit outstanding related to the Company's wholly-owned captive insurance entity. Finally, we have three letters of credit to serve as security deposits at certain facilities. Considering the balance of eligible accounts receivable at December 31, 2013, the letter of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $20.0 million, the balance available for borrowing under the revolving credit facility is $10.0 million. Eligible accounts receivable are calculated as defined and consider 80% of certain net receivables while excluding receivables from private pay patients, those pending approval by Medicaid and receivables greater than 90 days. Our Revolver has an interest rate of LIBOR plus 4.5%.

Our lending agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and debt service coverage ratios. We are in compliance with all such covenants at December 31, 2013.
Our calculated compliance with financial covenants is presented below:

	Requirement	Level at December 31, 2013
Minimum fixed charge coverage ratio	1.00:1.10	1.00:1.18
Minimum adjusted EBITDA	7,500,000	10,142,000
EBITDAR (mortgaged facilities)	3,850,000	4,616,000
The covenants above are based on a trailing three quarters as of December 31, 2013, as a result of the refinancing of our credit facility during the second quarter of 2013. Beginning in the first quarter of 2014, the covenant requirements and respective levels will be based on trailing four quarters results for that quarter and each quarter thereafter.
We have consolidated $5.5 million in debt that is owed by the consolidated variable interest entity that owns our recently opened West Virginia nursing center. The borrower is subject to covenants concerning total liabilities to tangible net worth as well as current assets compared to current liabilities. The borrower is in compliance with all such covenants at December 31, 2013. The borrower’s liabilities do not provide creditors with recourse to our general assets.
As part of the debt agreements entered into in March 2011, we entered into an interest rate swap agreement with a member of the bank syndicate as the counterparty. As part of the refinancing of the Mortgage Loan above, we amended the existing swap agreement in order to ensure the terms of the swap agreement remained consistent with the underlying Mortgage Loan. The amended interest rate swap agreement has the same effective date and maturity date as the Mortgage Loan, and includes a notional amount of 50% of the outstanding balance on the Mortgage Loan. The interest rate swap agreement requires us to make fixed rate payments to the bank calculated on the applicable notional amount at an annual fixed rate of 6.87% while the bank is obligated to make payments to us based on LIBOR on the same notional amounts. We entered into the interest rate swap agreement to mitigate the variable interest rate risk on our outstanding mortgage borrowings.

Capitalized Lease Obligations
In September 2012, we assumed a lease which financed furniture and equipment for our new facility in Louisville, Kentucky. During 2011, the Company entered into a series of lease agreements to finance the purchase of certain equipment primarily for the implementation of EMR in its nursing centers.
As a result of the lease agreements above, we have recorded the underlying lease assets and capitalized lease obligations of $0.7 million, $1.5 million, and $1.9 million as of December 31, 2013, 2012, and 2011, respectively. These lease agreements provide terms of three to five years.

Nursing Center Renovations
During 2005, we began an initiative to complete strategic renovations of certain facilities to improve occupancy, quality of care and profitability. We developed a plan to begin with those facilities with the greatest potential for benefit, and began the renovation program during the third quarter of 2005. As of December 31, 2013, we have completed renovations at seventeen facilities. We are currently implementing plans for renovation projects at two of our Texas facilities.
A total of $29.1 million has been spent on these renovation programs to date, with $22.4 million financed through Omega, $6.0 million financed with internally generated cash, and $0.7 million financed with long-term debt.
For the eleven facilities in our continuing operations with renovations completed as of the beginning of the fourth quarter 2013 compared to the last twelve months prior to the commencement of renovation, average occupancy increased from 82.0% to 82.3%.

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
Accounts receivable attributable to patient services of continuing operations totaled $39.1 million at December 31, 2013 compared to $27.8 million at December 31, 2012, representing approximately 43 days and 39 days revenue in accounts receivable, respectively. The increase in accounts receivable is due primarily to accounts associated with facilities still in the change in ownership process which is addressed below, but also attributable to increased receivables from payor sources with longer payment cycles, including Managed Care payors, as well as an increase in Medicaid patients undergoing the initial qualification process.

Our accounts receivable at December 31, 2013 included approximately $5.1 million of accounts for the newly leased facility in Louisville, Kentucky for which we assumed operations in August 2013, and also the four facilities, three in Ohio and one in Indiana, for which we assumed operations in October 2013.  During the change of ownership process, we are required to hold these accounts while waiting for final Medicare and Medicaid approvals.  We expect these accounts to be collectible as soon as we are able to submit them for payment.
The allowance for bad debt was $4.0 million and $3.1 million at December 31, 2013 and 2012, respectively. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.

Inflation
Based on contract pricing for food and other supplies and recent market conditions, we expect cost increases in 2014 to be relatively the same or slightly lower than the increases in 2013. We expect salary and wage increases for our skilled health care providers to continue to be higher than average salary and wage increases, as is common in the health care industry.

Off-Balance Sheet Arrangements
We have five letters of credit outstanding totaling approximately $7.0 million as of December 31, 2013. Four of these letters of credit serve as a security deposits for certain facility leases, while one was issued in conjunction with the initial funding of our wholly-owned captive insurance company. The letters of credit were issued under our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility.

Forward-Looking Statements
The foregoing discussion and analysis provides information deemed by management to be relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read in conjunction with our consolidated financial statements included herein. Certain statements made by or on behalf of us, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those contemplated by the forward-looking statements made herein. In addition to any assumptions and other factors referred to specifically in connection with such statements, other factors, many of which are beyond our ability to control or predict, could cause our actual results to differ materially from the results expressed or implied in any forward-looking statements including, but not limited to, our ability to successfully operate the new nursing centers in Kansas, Kentucky, Ohio, and Indiana, our ability to increase census at our renovated facilities, changes in governmental reimbursement including reductions related to sequestration, the impact of and our ability to mitigate the impact of rate reductions, government regulation, the impact of the recently adopted federal health care reform or any future health care reform, any increases in the cost of borrowing under our credit agreements, our ability to comply with covenants contained in those credit agreements, the outcome of professional liability lawsuits and claims, our ability to control ultimate professional liability costs, the accuracy of our estimate of our anticipated professional liability expense, the impact of future licensing surveys, the outcome of proceedings alleging violations of laws and regulations governing quality of care or violations of other laws and regulations applicable to our business, impacts associated with the implementation of our electronic medical records plan, the costs of investing in our business initiatives and development, our ability to control costs, changes to our valuation of deferred tax assets, changes in occupancy rates in our facilities, changing economic and competitive conditions, changes in anticipated revenue and cost growth, changes in the anticipated results of operations, the effect of changes in accounting policies as well as others. Investors also should refer to the risks identified in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” as well as risks identified in “Part I. Item 1A. Risk Factors” for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the Company's business plans and prospects. Such cautionary statements identify important factors that could cause our actual results to materially differ from those projected in forward-looking statements. In addition, we disclaim any intent or obligation to update these forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of December 31, 2013, we had outstanding borrowings of approximately $52.9 million, $25.2 million of which were subject to variable interest rates. In connection with our May 2013 financing agreement, we entered into an interest rate swap with respect to one half of the Amended Mortgage Loan to mitigate the floating interest rate risk of such borrowing. In the event that interest rates were to change 1%, the impact on future pre-tax cash flows would be approximately $252,000 annually, representing the impact of increased or decreased interest expense on variable rate debt.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Diversicare, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2013. Based on this evaluation, the principal executive and financial officers have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission's rules and forms.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2013, our internal control over financial reporting is effective based on these criteria.
Changes in Internal Control over Financial Reporting
There has been no change (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that has occurred during our fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
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

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our Directors, Executive Officers and Corporate Governance is incorporated herein by reference to our definitive proxy statement for our 2014 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.
ITEM 11. EXECUTIVE COMPENSATION
Information concerning Executive Compensation is incorporated herein by reference to our definitive proxy statement for our 2014 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information concerning Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to our definitive proxy statement for our 2014 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning Certain Relationships and Related Transactions, and Director Independence is incorporated herein by reference to our definitive proxy statement for our 2014 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning the fees and services provided by our principal accountant is incorporated herein by reference to our definitive proxy statement for our 2014 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The Financial statements and schedule for us and our subsidiaries required to be included in Part II, Item 8 are listed below.

Form 10-K Pages
Financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2013 and 2012	F-2
Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011	F-3
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2013, 2012 and 2011	F-4
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2013, 2012 and 2011	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011	F-6
Notes to Consolidated Financial Statements as of December 31, 2013, 2012 and 2011	F-8 to F-35
Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts	S-1 to S-2

Exhibits
The exhibits filed as part of this Report on Form 10-K are listed in the Exhibit Index immediately following the financial statement pages.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVERSICARE HEALTHCARE SERVICES, INC.

/s/ Wallace E. Olson
Wallace E. Olson
Chairman of the Board
March 6, 2014

/s/ Kelly J. Gill
Kelly J. Gill
President and Chief Executive Officer
(Principal Executive Officer)
March 6, 2014

/s/ James R. McKnight, Jr.
James R. McKnight, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
March 6, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Wallace E. Olson	/s/ Robert Z. Hensley
Wallace E. Olson	Robert Z. Hensley
Chairman of the Board and Director	Director
March 6, 2014	March 6, 2014

/s/ Chad A. McCurdy	/s/ William C. O'Neil. Jr.
Chad A. McCurdy	William C. O'Neil, Jr.
Vice Chairman of the Board and Director	Director
March 6, 2014	March 6, 2014

/s/ Kelly J. Gill	/s/ Richard M. Brame
Kelly J. Gill	Richard M. Brame
President and Chief Executive Officer	Director
Director	March 6, 2014
March 6, 2014

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES

Consolidated Financial Statements
For the Years Ended December 31, 2013, 2012 and 2011
Together with Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Diversicare Healthcare Services, Inc.
Brentwood, Tennessee

We have audited the accompanying consolidated balance sheets of Diversicare Healthcare Services, Inc. and subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversicare Healthcare Services, Inc. and subsidiaries at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Nashville, Tennessee
March 6, 2014

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 AND 2012

ASSETS	2013	2012	LIABILITIES AND SHAREHOLDERS' EQUITY	2013	2012

CURRENT ASSETS:			CURRENT LIABILITIES:
Cash and cash equivalents	$3,784,000	$5,930,000
Receivables, less allowance for doubtful accounts of $3,999,000 and $3,143,000, respectively	35,119,000	24,631,000	Current portion of long-term debt and capitalized lease obligations (variable interest entity nonrecourse – 2013: $217,000; 2012: $206,000)	$4,766,000	$1,436,000
Other receivables	1,118,000	1,397,000	Trade accounts payable	7,545,000	3,603,000
Prepaid expenses and other current assets	2,507,000	3,729,000	Current liabilities of discontinued operations	236,000	2,209,000
Income tax refundable	763,000	1,215,000	Accrued expenses:
Current assets of discontinued operations	341,000	4,649,000	Payroll and employee benefits	12,633,000	11,048,000
Deferred income taxes	6,579,000	5,305,000	Self-insurance reserves, current portion	11,711,000	9,175,000
Total current assets	50,211,000	46,856,000	Other current liabilities	5,276,000	3,722,000
			Total current liabilities	42,167,000	31,193,000
			NONCURRENT LIABILITIES:
			Long-term debt and capitalized lease obligations, less current portion (variable interest entity nonrecourse – 2013: $5,259,000; 2012: $5,472,000)	48,811,000	28,026,000
			Self-insurance reserves, noncurrent portion	16,375,000	14,531,000
PROPERTY AND EQUIPMENT, at cost	103,689,000	82,675,000	Other noncurrent liabilities	15,907,000	17,544,000
Less accumulated depreciation and amortization	(50,699,000)	(43,938,000)	Total noncurrent liabilities	81,093,000	60,101,000
Discontinued operations, net	1,053,000	3,185,000	COMMITMENTS AND CONTINGENCIES
Property and equipment, net (variable interest entity restricted – 2013: $6,831,000; 2012: $7,144,000)	54,043,000	41,922,000	SERIES C REDEEMABLE PREFERRED STOCK
			$.10 par value, 5,000 shares authorized, issued and outstanding	4,918,000	4,918,000
			SHAREHOLDERS’ EQUITY:
			Series A preferred stock, authorized 200,000 shares, $.10 par value, none issued and outstanding	—	—
OTHER ASSETS:			Common stock, authorized 20,000,000 shares, $.01 par value, 6,307,000 and 6,161,000 shares issued, and 6,075,000 and 5,929,000 shares outstanding, respectively	63,000	62,000
Deferred income taxes	15,912,000	12,352,000	Treasury stock at cost, 232,000 shares of common stock	(2,500,000)	(2,500,000)
Deferred financing and other costs, net	2,071,000	1,438,000	Paid-in capital	19,570,000	18,757,000
Investment in unconsolidated affiliate	487,000	420,000	Retained earnings (accumulated deficit)	(8,435,000)	1,779,000
Other noncurrent assets	6,782,000	3,317,000	Accumulated other comprehensive loss	(569,000)	(920,000)
Acquired leasehold interest, net	8,228,000	8,612,000	Total shareholders’ equity of Diversicare Healthcare Services, Inc.	8,129,000	17,178,000
Noncurrent assets of discontinued operations	10,000	46,000	Noncontrolling interests	1,437,000	1,573,000
Total other assets	33,490,000	26,185,000	Total shareholders’ equity	9,566,000	18,751,000
	$137,744,000	$114,963,000		$137,744,000	$114,963,000
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012	2011
PATIENT REVENUES, net	$281,919,000	$246,290,000	$245,877,000
EXPENSES:
Operating	228,342,000	197,960,000	194,152,000
Lease and rent expense	21,542,000	19,050,000	18,064,000
Professional liability	7,336,000	6,102,000	3,618,000
General and administrative	20,940,000	19,515,000	21,024,000
Depreciation and amortization	6,972,000	6,276,000	5,607,000
Asset impairment	—	—	344,000
Restructuring	1,446,000	—	—
Total expenses	286,578,000	248,903,000	242,809,000
OPERATING INCOME (LOSS)	(4,659,000)	(2,613,000)	3,068,000
OTHER INCOME (EXPENSE):
Equity in net losses of unconsolidated affiliate	(183,000)	(280,000)	—
Interest expense, net	(3,620,000)	(2,809,000)	(2,356,000)
Debt retirement costs	(320,000)	—	(112,000)
	(4,123,000)	(3,089,000)	(2,468,000)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(8,782,000)	(5,702,000)	600,000
BENEFIT (PROVISION) FOR INCOME TAXES	3,305,000	2,027,000	(162,000)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(5,477,000)	(3,675,000)	438,000
INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Operating income (loss), net of tax provision (benefit) of $(1,754,000), $291,000 and $341,000, respectively	(2,985,000)	581,000	929,000
Gain on disposal and impairment, net of tax provision of $0, $107,000 and $0, respectively	—	174,000	—
DISCONTINUED OPERATIONS	(2,985,000)	755,000	929,000
NET INCOME (LOSS)	(8,462,000)	(2,920,000)	1,367,000
Less: net income attributable to noncontrolling interests	(72,000)	(126,000)	—
NET INCOME (LOSS) ATTRIBUTABLE TO DIVERSICARE HEALTHCARE SERVICES, INC.	(8,534,000)	(3,046,000)	1,367,000
PREFERRED STOCK DIVIDENDS	(344,000)	(344,000)	(344,000)
NET INCOME (LOSS) FOR DIVERSICARE HEALTHCARE SERVICES, INC. COMMON SHAREHOLDERS	$(8,878,000)	$(3,390,000)	$1,023,000
NET INCOME (LOSS) PER COMMON SHARE FOR DIVERSICARE HEALTHCARE SERVICES, INC. SHAREHOLDERS:
Per common share – basic
Continuing operations	$(1.00)	$(0.71)	$0.02
Discontinued operations	(0.51)	0.13	0.16
	$(1.51)	$(0.58)	$0.18
Per common share – diluted
Continuing operations	$(1.00)	$(0.71)	$0.02
Discontinued operations	(0.51)	0.13	0.15
	$(1.51)	$(0.58)	$0.17
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.22	$0.22	$0.22
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	5,899,000	5,821,000	5,774,000
Diluted	5,899,000	5,821,000	5,906,000
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2013	2012	2011
NET INCOME (LOSS)	$(8,462,000)	$(2,920,000)	$1,367,000
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of cash flow hedge, net of tax	666,000	354,000	(661,000)
Less: reclassification adjustment for amounts recognized in net income	(315,000)	(329,000)	(284,000)
Total other comprehensive income (loss)	351,000	25,000	(945,000)
COMPREHENSIVE INCOME (LOSS)	(8,111,000)	(2,895,000)	422,000
Less: comprehensive income attributable to noncontrolling interest	(72,000)	(126,000)	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO DIVERSICARE HEALTHCARE SERVICES, INC.	$(8,183,000)	$(3,021,000)	$422,000
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Treasury Stock		Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders' Equity of Diversicare Healthcare Services, Inc.	Non- Controlling Interests	Total Shareholders' Equity
	Shares Issued	Amount	Shares	Amount

BALANCE, DECEMBER 31, 2010	5,976,000	$60,000	232,000	$(2,500,000)	$17,896,000	$6,749,000	$—	$22,205,000	$—	$22,205,000
Net income (loss)	—	—	—	—	—	1,367,000	—	1,367,000	—	1,367,000
Preferred stock dividends	—	—	—	—	—	(344,000)	—	(344,000)	—	(344,000)
Common stock dividends declared	—	—	—	—	21,000	(1,292,000)	—	(1,271,000)	—	(1,271,000)
Issuance/redemption of equity grants, net	85,000	1,000	—	—	39,000	—	—	40,000	—	40,000
Interest rate cash flow hedge	—	—	—	—	—	—	(945,000)	(945,000)	—	(945,000)
Tax impact of equity grant exercises	—	—	—	—	(162,000)	—	—	(162,000)	—	(162,000)
Consolidation of non-controlling interests of variable interest entity	—	—	—	—	—	—	—	—	1,654,000	1,654,000
Stock based compensation	—	—	—	—	425,000	—	—	425,000	—	425,000

BALANCE, DECEMBER 31, 2011	6,061,000	61,000	232,000	(2,500,000)	18,219,000	6,480,000	(945,000)	21,315,000	1,654,000	22,969,000
Net income (loss)	—	—	—	—	—	(3,046,000)	—	(3,046,000)	126,000	(2,920,000)
Preferred stock dividends	—	—	—	—	—	(344,000)	—	(344,000)	—	(344,000)
Common stock dividends declared	—	—	—	—	29,000	(1,311,000)	—	(1,282,000)	—	(1,282,000)
Issuance/redemption of equity grants, net	100,000	1,000	—	—	54,000	—	—	55,000	—	55,000
Interest rate cash flow hedge	—	—	—	—	—	—	25,000	25,000	—	25,000
Tax impact of equity grant exercises	—	—	—	—	(26,000)	—	—	(26,000)	—	(26,000)
Consolidation of non-controlling interests of variable interest entity	—	—	—	—	—	—	—	—	(207,000)	(207,000)
Stock based compensation	—	—	—	—	481,000	—	—	481,000	—	481,000

BALANCE, DECEMBER 31, 2012	6,161,000	62,000	232,000	(2,500,000)	18,757,000	1,779,000	(920,000)	17,178,000	1,573,000	18,751,000
Net income (loss)	—	—	—	—	—	(8,534,000)	—	(8,534,000)	72,000	(8,462,000)
Preferred stock dividends	—	—	—	—	—	(344,000)	—	(344,000)	—	(344,000)
Common stock dividends declared	—	—	—	—	35,000	(1,336,000)	—	(1,301,000)	—	(1,301,000)
Issuance/redemption of equity grants, net	146,000	1,000	—	—	21,000	—	—	22,000	—	22,000
Interest rate cash flow hedge	—	—	—	—	—	—	351,000	351,000	—	351,000
Tax impact of equity grant exercises	—	—	—	—	(20,000)	—	—	(20,000)	—	(20,000)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(208,000)	(208,000)
Stock based compensation	—	—	—	—	777,000	—	—	777,000	—	777,000

BALANCE, DECEMBER 31, 2013	6,307,000	$63,000	232,000	$(2,500,000)	$19,570,000	$(8,435,000)	$(569,000)	$8,129,000	$1,437,000	$9,566,000
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,462,000)	$(2,920,000)	$1,367,000
Discontinued operations	(2,985,000)	755,000	929,000
Income (loss) from continuing operations	(5,477,000)	(3,675,000)	438,000
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	6,972,000	6,276,000	5,607,000
Provision for doubtful accounts	4,191,000	3,064,000	1,780,000
Deferred income tax provision (benefit)	(5,068,000)	(1,412,000)	801,000
Provision for self-insured professional liability, net of cash payments	1,162,000	2,935,000	(742,000)
Stock based compensation	950,000	573,000	528,000
Debt retirement costs	320,000	—	—
Provision for leases net of cash payments	(631,000)	(148,000)	320,000
Asset impairment	—	—	344,000
Equity in net losses of unconsolidated affiliate	(67,000)	(420,000)	—
Other	516,000	455,000	415,000
Changes in other assets and liabilities affecting operating activities:
Receivables, net	(14,313,000)	(6,404,000)	(4,904,000)
Prepaid expenses and other assets	862,000	(447,000)	1,128,000
Trade accounts payable and accrued expenses	6,672,000	155,000	1,389,000
Net cash provided (used) by continuing operations	(3,911,000)	952,000	7,104,000
Discontinued operations	2,685,000	2,266,000	2,937,000
Net cash provided (used) by operating activities	(1,226,000)	3,218,000	10,041,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,293,000)	(4,353,000)	(12,386,000)
Acquisition of property and equipment through business combination	(14,742,000)	—	—
Proceeds from sale of discontinued operations	—	3,632,000	—
Change in restricted cash	(3,480,000)	752,000	(1,029,000)
Deposits and other deferred balances	—	(319,000)	(31,000)
Net cash used in continuing operations	(23,515,000)	(288,000)	(13,446,000)
Discontinued operations	1,904,000	(497,000)	(970,000)
Net cash used in investing activities	(21,611,000)	(785,000)	(14,416,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(30,385,000)	(1,364,000)	(24,583,000)
Proceeds from issuance of debt and sale leaseback transaction	54,500,000	634,000	29,554,000
Financing costs	(1,341,000)	(118,000)	(797,000)
Issuance and redemption of employee equity awards	22,000	55,000	194,000
Payment of common stock dividends	(972,000)	(1,282,000)	(1,272,000)
Payment of preferred stock dividends	(344,000)	(344,000)	(344,000)
Distributions to noncontrolling interests	(208,000)	(206,000)	—
Payment for preferred stock restructuring	(581,000)	(563,000)	(546,000)
Net cash (used in) provided by financing activities	20,691,000	(3,188,000)	2,206,000

(Continued)

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Years Ended December 31,
	2013	2012	2011
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(2,146,000)	$(755,000)	$(2,169,000)
CASH AND CASH EQUIVALENTS, beginning of period	5,930,000	6,685,000	8,854,000
CASH AND CASH EQUIVALENTS, end of period	$3,784,000	$5,930,000	$6,685,000
SUPPLEMENTAL INFORMATION:
Cash payments of interest, net of amounts capitalized	$2,937,000	$1,776,000	$1,875,000
Cash payments of income taxes	$88,000	$176,000	$627,000

As discussed in Note 7 the Company entered into capitalized lease agreements and recorded $0, $293,000 and $527,000 in 2013, 2012 and 2011, respectively, in fixed assets and capital lease obligations. These non-cash investing and financing transactions have been excluded from the consolidated statements of cash flows.

The accompanying notes are an integral part of these consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013, 2012, and 2011

1. COMPANY AND ORGANIZATION
Diversicare Healthcare Services, Inc. (together with its consolidated subsidiaries, “Diversicare” or the “Company”) provides long-term care services to nursing center patients in nine states, primarily in the Southeast and Southwest. The Company’s centers provide a range of health care services to their patients and residents. In addition to the nursing, personal care and social services usually provided in long-term care centers, the Company’s nursing centers offer a variety of comprehensive rehabilitation services as well as nutritional support services.
As of December 31, 2013, the Company’s continuing operations consist of 47 nursing centers with 5,318 licensed nursing beds. The Company owns 13 and leases 34 of its nursing centers. The nursing center and licensed nursing bed count includes the Kansas centers acquired in May 2013, which comprise five skilled nursing centers and 418 licensed beds. The Medicaid certification process was completed for these facilities during the second quarter of 2013, and the Medicare certification process was completed for these facilities during the third quarter of 2013. The nursing center and licensed bed count includes the 107-bed facility in Louisville, Kentucky, for which the Company entered into a lease agreement in August 2013. The Medicaid and Medicare certification processes for this facility are currently in progress and expected to be completed in the first quarter of 2014. The nursing center and licensed nursing bed count also includes 442 licensed nursing beds at the four recently leased skilled nursing centers, three in Ohio and one in Indiana, which we have operated since October 1, 2013. The Medicaid and Medicare certification processes are currently under way for these four leased facilities. In addition to the licensed nursing beds, these four centers also include 270 licensed assisted living beds which are not included in the licensed nursing bed count. The Company's continuing operations include centers in Alabama, Florida, Indiana, Kansas, Kentucky, Ohio, Tennessee, Texas and West Virginia.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation
The consolidated financial statements include the financial position, operations and accounts of Diversicare and its subsidiaries, all wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. Any variable interest entities (“VIEs”) in which the Company has an interest are consolidated when the Company identifies that it is the primary beneficiary. The Company has one variable interest entity and it relates to a nursing center in West Virginia described in Note 7.
The investment in unconsolidated affiliate reflected on the consolidated balance sheet relates to a pharmacy joint venture partnership in which the Company owns a 50% interest. The joint venture partnership is accounted for using the equity method. An equity method investment is the Company’s investment in an entity over which the Company lacks control, but otherwise has the ability to exercise significant influence over operating and financial policies. The Company’s share of the profits and losses from this investment are reported in equity in earnings of unconsolidated affiliates in the accompanying consolidated statement of operations. The Company monitors this investment for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the company and will record reductions in carrying value when or if necessary. Under the equity method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of the net earnings or losses of the affiliate as they occur. The investment in unconsolidated affiliate balance relates to this partnership and was $487,000 at December 31, 2013, and $420,000 at December 31, 2012 .
Revenues
Patient Revenues
The fees charged by the Company to patients in its nursing centers are recorded on an accrual basis. These rates are contractually adjusted with respect to individuals receiving benefits under federal and state-funded programs and other third-party payors. Rates under federal and state-funded programs are determined prospectively for each facility and may be based on the acuity of the care and services provided. These rates may be based on facility's actual costs subject to program ceilings and other limitations or on established rates based on acuity and services provided as determined by the federal and state-funded programs. Amounts earned under federal and state programs with respect to nursing home patients are subject to review by the third-party payors which may result in retroactive adjustments. In the opinion of management, adequate provision has been made for any adjustments that may result from such reviews. Retroactive adjustments, if any, are recorded when objectively determinable, generally within three years of the close of a reimbursement year depending upon the timing of appeals and third-party settlement reviews or audits. During the years ended December 31, 2013, 2012 and 2011, the Company recorded $151,000, $(273,000) and $630,000 of net favorable (unfavorable) estimated settlements from federal and state programs for periods prior to the beginning of fiscal 2013, 2012 and 2011, respectively.

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
The Company includes the provision for doubtful accounts in operating expenses in its Consolidated Statements of Operations. The provisions for doubtful accounts of continuing operations were $4,191,000, $3,064,000, and $1,780,000 for 2013, 2012 and 2011, respectively. The provision for doubtful accounts of continuing operations was 1.5%, 1.2%, and 0.7% of net revenue during 2013, 2012, and 2011, respectively.
Lease Expense
As of December 31, 2013, the Company operates 34 nursing centers under operating leases, including 25 owned by Omega REIT, six owned by AVIV REIT, and three owned by other parties. The Company's operating leases generally require the Company to pay stated rent, subject to increases based on changes in the Consumer Price Index, a minimum percentage increase, or increases in the net revenues of the leased properties. The Company's Omega leases require the Company to pay certain scheduled rent increases. Such scheduled rent increases are recorded as additional lease expense on a straight-line basis recognized over the term of the related leases and the difference between the amounts recorded for rent expense as compared to rent payments as an accrued liability.
See Notes 3, 4, and 12 for a discussion regarding the Company's Master Lease with Omega, the termination of leases for certain facilities and the addition of certain leased facilities.
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
On July 29, 2011, the Centers for Medicare & Medicaid Services ("CMS") issued its final rule for skilled nursing facilities effective October 1, 2011, reducing Medicare reimbursement rates for skilled nursing facilities by 11.1% and also making changes to rehabilitation therapy regulations. This final rule had a negative effect on the Company's revenue and costs in Medicare's fiscal year ended September 30, 2012 as compared to Medicare's fiscal year ended September 30, 2011. As a result of this negative impact, an interim impairment analysis was conducted in 2011, and the Company determined that the carrying value of the long-lived assets of one of its leased nursing centers exceeded the fair value. As a result, the Company recorded a fixed asset impairment charge during 2011 of $344,000 to reduce the carrying value of these assets.

Cash and Cash Equivalents
Cash and cash equivalents include cash on deposit with banks and all highly liquid investments with original maturities of three months or less when purchased. Our cash on deposit with banks was subject to the Federal Deposit Insurance Corporation ("FDIC") minimum insurance levels. Effective January 1, 2013, the coverage provided by the FDIC that had been unlimited under the Dodd-Frank Deposit Insurance Provision is limited to the legal maximum which is generally $250,000 per ownership category.
Deferred Financing and Other Costs
The Company records deferred financing and lease costs for direct and incremental expenditures related to entering into or amending debt and lease agreements. These expenditures include lenders and attorneys fees. Financing costs are amortized using the effective interest method over the term of the related debt. The amortization is reflected as interest expense in the accompanying consolidated statements of operations. Deferred lease costs are amortized on a straight-line basis over the term of the related leases. See Note 7 for further discussion.
Acquired Leasehold Interest
The Company has recorded an acquired leasehold interest intangible asset related to an acquisition completed during 2007. The intangible asset is accounted for in accordance with the FASB's guidance on goodwill and other intangible assets, and is amortized on a straight-line basis over the remaining life of the acquired lease, including renewal periods, the original period of which is approximately 28 years from the date of acquisition. The lease terms for the seven centers this intangible relates to provide for an initial term and renewal periods at the Company's option through May 31, 2035. As the renewal periods of the acquired leased facilities are solely based on the Company's option, it is expected that costs (if any) to renew the lease through its current amortization period would be nominal and the decision to continue to lease the acquired facilities lies solely within the Company's intent to continue to operate the seven facilities. Any renewal costs would be included in deferred lease costs and amortized over the renewal period. Amortization expense of approximately $384,000 related to this intangible asset was recorded during each of the years ended December 31, 2013, 2012 and 2011, respectively.
The carrying value of the acquired leasehold interest intangible and the accumulated amortization are as follows:

	December 31,
	2013	2012
Intangible assets	$10,652,000	$10,652,000
Accumulated amortization	(2,424,000)	(2,040,000)
Net intangible assets	$8,228,000	$8,612,000
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
The expected amortization expense for the acquired leasehold interest intangible asset is as follows:

2014	$384,000
2015	384,000
2016	384,000
2017	384,000
2018	384,000
Thereafter	6,308,000
$8,228,000
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
Final determination of the Company's actual liability for incurred general and professional liability claims is a process that takes years. The Company evaluates the adequacy of this liability on a quarterly basis. Semi-annually, the Company retains a third-party actuarial firm to assist in the evaluation of this unfunded accrual. Since May 2012, Merlinos & Associates, Inc. (“Merlinos”) has assisted management in the preparation of the appropriate accrual for incurred but not reported general and professional liability claims based on data furnished by the Company. Merlinos primarily utilizes historical data regarding the frequency and cost of the Company's past claims over a multi-year period, industry data and information regarding the number of occupied beds to develop its estimates of the Company's ultimate professional liability cost for current periods. The Actuarial Division of Willis of Tennessee, Inc. assisted the Company with all estimates prior to May 2012.
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
Income Taxes
The Company follows the FASB's guidance on Accounting for Income Taxes, which requires the asset and liability method of accounting for income taxes whereby deferred income taxes are recorded for the future tax consequences attributable to differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are provided against any estimated non-realizable deferred tax assets where necessary.

Where the Company believes that a tax position is supportable for income tax purposes, the item is included in its income tax returns. Where treatment of a position is uncertain, liabilities are recorded based upon the Company’s evaluation of the “more likely than not” outcome considering the technical merits of the position. While the judgments and estimates made by the Company are based on management’s evaluation of the technical merits of a matter, historical experience and other assumptions that management believes are appropriate and reasonable under current circumstances, actual resolution of these matters may differ from recorded estimated amounts, resulting in charges or credits that could materially affect future financial statements. See Note 11 for additional information related to the provision for income taxes.
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
As further discussed in Note 7, in conjunction with the debt agreements entered into in March 2011, the Company entered into an interest rate swap agreement with a member of the bank syndicate as the counterparty. The applicable guidance requires companies to recognize all derivative instruments as either assets or liabilities at fair value in a company's balance sheets.
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
The following table presents by level, within the fair value hierarchy, assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012:

December 31, 2013	Fair Value Measurements - Assets (Liabilities)
	Total	Level 1	Level 2	Level 3
Interest rate swap	$(918,000)	$—	$(918,000)	$—

December 31, 2012	Fair Value Measurements - Assets (Liabilities)
	Total	Level 1	Level 2	Level 3
Interest rate swap	$(1,484,000)	$—	$(1,484,000)	$—
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
Stock Based Compensation
The Company follows the FASB's guidance on Stock Compensation to account for share-based payments granted to employees and recorded non-cash stock based compensation expense of $950,000, $573,000 and $528,000 during the years ended December 31, 2013, 2012 and 2011, respectively. Such amounts are included as components of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. See Note 8 for additional disclosures about the Company's stock based compensation plans.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive income consists of other comprehensive income (loss). Comprehensive income (loss) is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized in the calculation of net income (loss). The Company has chosen to present the components of other comprehensive income in a separate statement of comprehensive income (loss). Currently, the Company's other comprehensive income (loss) consists of the change in fair value of the Company's interest rate swap transaction accounted for as a cash flow hedge.
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
In July 2012, the FASB issued updated guidance in the form of a FASB Accounting Standards Update on “Intangibles-Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment.” This guidance is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This new guidance is an extension of guidance from September 2011 related to the testing of goodwill for impairment. The updated guidance allows an entity the option to first qualitatively assess whether it is more likely than not (that is, a likelihood of more than 50-percent) that an indefinite-lived intangible asset is impaired. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test for other non-amortized intangible assets is required. An entity is not required to perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired. It is an entity's option to bypass the qualitative assessment and proceed directly to performing the quantitative impairment test for other non-amortized intangible assets.The guidance is effective for annual and interim impairment tests performed by the Company after January 1, 2013, with earlier implementation permitted. The Company is currently assessing the potential impact and timing of the implementation and believes the adoption will not have a material impact on the Company's consolidated financial statements.
Reclassifications
As discussed in Note 4, the consolidated financial statements of the Company have been retroactively reclassified for all periods presented to reflect as discontinued operations certain divestitures and lease terminations.

3. BUSINESS DEVELOPMENT
Kansas Acquisition
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

As a result of the consummation of the Agreement, the Company allocated the purchase price of $15,500,000 between the assets associated with the transaction based on the fair value of the acquired identifiable net assets. In addition to the assets acquired in the transaction, the Company also assumed liabilities of $758,000 which resulted in total cash outlay of $14,742,000. The Company also incurred $338,000 in acquisition-related expenses that were expensed as incurred. The allocation of the purchase price was determined with the assistance of HealthTrust LLC, a third-party real estate valuation firm. The allocation for the net assets acquired is as follows:

As of May 1, 2013
Purchase Price	$15,500,000

Land	2,130,000
Buildings	12,127,000
Furniture, fixtures, and equipment	1,200,000
Inventory	43,000

Less: Liabilities assumed	758,000

Total cash paid	$14,742,000

Since finalizing the purchase, the aforementioned facilities have contributed $15,440,000 in revenue to the consolidated statement of operations during the twelve-month period ended December 31, 2013.
Lease Agreements
On August 1, 2013, the Company assumed operations at Seneca Place, an existing 107-bed facility in Louisville, Kentucky.  The nursing center is owned by a REIT and the lease provides for an initial 15-year lease term with a 5-year renewal option. This additional skilled nursing center increases the Company's footprint in Kentucky to nine nursing centers. The center was already operating and treating patients on the transition date. There was no purchase price paid to enter into the lease agreement for this skilled nursing center. Since assuming operations at this facility, the aforementioned facility has contributed $3,487,000 in revenue to the consolidated statement of operations during the twelve-month period ended December 31, 2013.
Additionally, on October 1, 2013, the Company assumed operations at four existing nursing centers, three in Ohio and one in Indiana. The nursing centers are owned by a REIT and the lease of these centers provides for an initial 15-year lease term with a 5-year renewal option. This transaction represents an increase in the Company's footprint in the Midwest, expanding into one new state, Indiana, and increasing our presence in Ohio to four nursing centers. All four of the centers were operating and treating patients on the transition date. There was no purchase price paid to enter into the lease agreement for these skilled nursing centers. Since assuming operations at this facility, the aforementioned facilities have contributed $9,225,000 in revenue to the consolidated statement of operations during the twelve-month period ended December 31, 2013.
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
Separate from the above lease transaction, in September 2012, the Company announced it entered into a lease agreement to operate a 154-bed skilled nursing center in Louisville, Kentucky. The nursing center is owned by a real estate investment trust and the lease provides for an initial fifteen-year lease term with a five-year renewal option. This additional skilled nursing center was already operating and treating patients on the transition date. There was no purchase price paid to enter into the lease agreement for this skilled nursing center.

4. DISCONTINUED OPERATIONS
Effective September 1, 2013, the Company entered into an agreement with Omega Healthcare Investors, Inc. ("Omega") to terminate its lease with respect to eleven nursing centers and 1,181 licensed beds located in the state of Arkansas, and concurrently entered into operation transfer agreements to transfer the operations of each of those eleven centers to an operator selected by Omega. Upon the completion of the transaction, the Company no longer operates any skilled nursing centers in the State of Arkansas. In connection with the closing of this transaction, the Company and Omega entered into the Thirteenth Amendment to Consolidated Amended and Restated Master Lease ("Master Lease") most recently amended on January 22, 2013. This amendment effectively modifies the terms of the Master Lease to terminate the terms surrounding the eleven nursing centers in Arkansas, and only as to those eleven centers, and effectively reduces the annual rent payable under the Master Lease by $5,000,000.
As a result of this transaction, the Company has reclassified the operations of these centers as discontinued operations for all periods presented in the accompanying consolidated financial statements. These centers contributed revenues of $40,151,000, $61,782,000, and $63,589,000 during the twelve months ended December 31, 2013, 2012, and 2011, respectively. Further, these centers contributed net loss of $2,865,000 during the twelve months ended December 31, 2013, and net income of $457,000 and $540,000 during the twelve months ended December 31, 2012 and 2011, respectively.  The net income or loss for the nursing centers included in discontinued operations does not reflect any allocation of corporate general and administrative expense or any allocation of corporate interest expense. The Company considered these additional costs along with the centers' future prospects based upon operating history when determining the contribution of the skilled nursing centers to its operations. In addition to the expenses associated with the discontinued operations, the Company also incurred $1,446,000 in restructuring expenses that represent corporate expenses and exit costs associated with the Arkansas lease termination, but not classified as discontinued operations.
Effective September 1, 2012, we sold an owned skilled nursing center in Arkansas to an unrelated party and have reclassified the operations of this facility as discontinued operations for all periods presented in the accompanying consolidated financial statements. The operating margins and the long-term business prospects of the nursing center did not meet our strategic goals. This skilled nursing center contributed revenues of $0, $3,463,000, and $5,249,000, and net income (loss) of $(85,000), $68,000, and $198,000 during the twelve months ended December 31, 2013, 2012, and 2011, respectively.  The net income (loss) for the nursing center included in discontinued operations does not reflect any allocation of regional or corporate general and administrative expense or any allocation of corporate interest expense. We considered these additional costs along with the future prospects of this nursing center when determining the contribution of the skilled nursing center to our operations. The gain on disposal, net of taxes, of $174,000 was primarily the amount of sales price in excess of the net carrying value of the fixed assets sold.
The Company owns land related to a North Carolina assisted living facility it closed in April 2006. The net assets of discontinued operations presented in property and equipment on the accompanying consolidated balance sheet of $1,053,000 represents the real estate related to this assisted living facility. The Company is continuing its efforts to sell this land. The fair value of the subject property was determined based on comparable properties in the area and considered a level 2 calculation under the fair value hierarchy as discussed in Note 2.
A summary of the discontinued operations for the periods presented is as follows (in thousands):

	December 31,
	2013	2012	2011
Net revenues	$40,151,000	$65,245,000	$68,838,000
Operating expenses	(44,890,000)	(64,373,000)	(67,568,000)
Gain from disposal of assets	—	281,000	—
Income (loss) from discontinued operations	(4,739,000)	1,153,000	1,270,000
Benefit (provision) for income taxes	1,754,000	(398,000)	(341,000)
Income (loss) from discontinued operations, net of tax	$(2,985,000)	$755,000	$929,000

5. RECEIVABLES
Receivables, before the allowance for doubtful accounts, consist of the following components:

	December 31,
	2013	2012

Medicare	$13,806,000	$8,606,000
Medicaid and other non-federal government programs	14,121,000	11,128,000
Other patient and resident receivables	11,191,000	8,040,000
	$39,118,000	$27,774,000
Other receivables and advances	$1,118,000	$1,397,000
The other receivables and advances balance are composed of $843,000 and $982,000 related to renovation projects funded by Omega at December 31, 2013 and 2012, respectively. See Note 12 for additional discussion of these receivables and leased facility construction projects.
Our accounts receivable at December 31, 2013 included approximately $5.1 million of accounts for the newly leased facility in Louisville, Kentucky for which we assumed operations in August 2013, and also the four facilities, three in Ohio and one in Indiana, for which we assumed operations in October 2013.  During the change of ownership process, we are required to hold these accounts while waiting for final Medicare and Medicaid approvals.  We expect these accounts to be collectible as soon as we are able to submit them for payment.
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

6. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consists of the following:

	December 31,
	2013	2012

Land	$4,644,000	$2,364,000
Buildings and leasehold improvements	70,572,000	55,371,000
Furniture, fixtures and equipment	28,473,000	24,940,000
	103,689,000	82,675,000
Less: accumulated depreciation	(50,699,000)	(43,938,000)
Net property and equipment	$52,990,000	$38,737,000

As discussed further in Note 7, the property and equipment of certain skilled nursing centers are pledged as collateral for mortgage debt obligations. In addition, the Company has assets recorded as capital leased assets purchased through capitalized lease obligations. The Company capitalizes leasehold improvements which will revert back to the lessor of the property at the expiration or termination of the lease, and depreciates these improvements over the shorter of the remaining lease term or the assets' estimated useful lives.
As discussed further in Note 8, the Company has consolidated the assets and liabilities of a real estate developer's interest in a center the Company leases.

7. LONG-TERM DEBT, INTEREST RATE SWAP AND CAPITALIZED LEASE OBLIGATIONS
Long-term debt consists of the following:

	December 31,
	2013	2012
Mortgage loan with a syndicate of banks; issued in March 2011, amended May 2013; payable monthly, interest at 4.5% above LIBOR, a portion of which is fixed at 6.87% based on the interest rate swap described below.	$44,434,000	$22,313,000
Revolving credit facility borrowings payable to a bank; entered into in March 2010; amended in March 2011 and further amended May 2013 as described below; secured by receivables of the Company; interest at 4.5% above LIBOR.	3,000,000	—
Commercial loan of consolidated VIE, payable by variable interest entity landlord to a bank; issued in January 2011; payable monthly, fixed interest rate of 5.3%.	5,476,000	5,678,000
	52,910,000	27,991,000
Less current portion	(4,211,000)	(631,000)
	$48,699,000	$27,360,000
As of December 31, 2013, the Company's weighted average interest rate on long-term debt, including the impact of the interest rate swap, was approximately 6.61%.
The Company has agreements with a syndicate of banks for a mortgage term loan ("Original Mortgage Loan") and the Company’s revolving credit agreement ("Original Revolver"). On May 1, 2013, the Company executed an Amended and Restated Credit Agreement (the "Credit Agreement") which modified the terms of the Original Mortgage Loan and the Original Revolver Agreements dated February 28, 2011. The Credit Agreement increases the Company's borrowing capacity to $65,000,000 allocated between a $45,000,000 Mortgage Loan ("Amended Mortgage Loan") and a $20,000,000 Revolver ("Amended Revolver"). Loan acquisition costs associated with the Amended Mortgage Loan and the Amended Revolver were capitalized in the amount of $1,341,000 and are being amortized over the 5-year term of the agreements. Loan acquisition costs of $320,000 associated with the Original Mortgage Loan were written off as a result of this transaction, and are recorded in Debt Retirement Costs in the Consolidated Statement of Operations.

Under the terms of the amended agreements, the syndicate of banks provided the Amended Mortgage Loan with an original balance of $45,000,000 with a 5-year maturity through April 30, 2018, and a $20,000,000 Amended Revolver through April 30, 2018. The Amended Mortgage Loan has a term of 5 years, with principal and interest payable monthly based on a 25-year amortization. Interest is based on LIBOR plus 4.5%. A portion of the Amended Mortgage Loan is effectively fixed at 6.87% pursuant to an interest rate swap with a notional amount of $22,217,000. As of December 31, 2013, the interest rate related to the Amended Mortgage Loan was 4.67%. The Amended Mortgage Loan is secured by 13 owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized.
The Amended Revolver is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions. As of December 31, 2013, the Company had $3,000,000 borrowings outstanding under the revolving credit facility. Annual fees for letters of credit issued under this Revolver are 3.00% of the amount outstanding. The Company has five letters of credit with a total value of $6,957,000 outstanding as of December 31, 2013. Considering the balance of eligible accounts receivable, the letter of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $20,000,000, the balance available for borrowing under the revolving credit center is $10,043,000 at December 31, 2013. The Company’s Amended Revolver has an interest rate of LIBOR plus 4.5%.
The Company’s debt agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and debt service coverage ratios. Compliance with financial covenants restricts the Company's ability to pay dividends. The Company is in compliance with all such covenants at December 31, 2013.
The Company has consolidated $5,476,000 and $5,678,000 at December 31, 2013 and 2012, respectively, in debt that is owed by the variable interest entity that owns the West Virginia nursing center described in Note 8. The borrower is subject to covenants concerning total liabilities to tangible net worth as well as current assets compared to current liabilities. The borrower is in compliance with all such covenants at December 31, 2013. The borrower’s liabilities do not provide creditors with recourse to the general assets of the Company.
In connection with the Company's 2013 and 2012 financing agreements the Company recognized the following debt retirement costs related to the write off of deferred financing on the existing financing agreements and recorded new deferred loan costs related the new financing agreements as follows:

	2013	2012
Write-off of deferred financing costs	$320,000	$—
Deferred financing costs capitalized	$1,341,000	$34,000
Scheduled principal payments of long-term debt are as follows:

2014	$4,211,000
2015	1,268,000
2016	6,119,000
2017	1,145,000
2018	40,167,000
Thereafter	—
Total	$52,910,000
Interest Rate Swap Cash Flow Hedge
As part of the debt agreements entered into in March 2011, the Company entered into an interest rate swap agreement with a member of the bank syndicate as the counterparty. The Company entered into the interest rate swap agreement to mitigate the variable interest rate risk on its outstanding mortgage borrowings. The Company designated its interest rate swap as a cash flow hedge and the effective portion of the hedge, net of taxes, is reflected as a component of other comprehensive income (loss). In conjunction with the aforementioned amendment to the Credit Agreement that occurred in May 2013, the Company retained the previously agreed upon interest rate swap modifying the terms of the swap to reflect the amended Credit Agreement. The Company redesignated the interest rate swap as a cash flow hedge. The interest rate swap agreement has the same effective date and maturity date as the Amended Mortgage Loan, and carries a notional amount of $22,217,000 as of December 31, 2013. The interest rate swap agreement requires the Company to make fixed rate payments to the bank calculated on the applicable notional amount at an annual fixed rate of 6.87% while the bank is obligated to make payments to the Company based on LIBOR on the same notional amounts. The applicable guidance requires companies to recognize all derivative instruments as either assets or liabilities at fair value in a company's balance sheets.
The Company assesses the effectiveness of its interest rate swap on a quarterly basis and at December 31, 2013, the Company determined that the interest rate swap was effective. The interest rate swap valuation model indicated a net liability of $918,000 at December 31, 2013. The fair value of the interest rate swap is included in “other noncurrent liabilities” on the Company's consolidated balance sheet. The balance of accumulated other comprehensive loss at December 31, 2013, is $569,000 and reflects the liability related to the interest rate swap, net of the income tax benefit of $349,000. As the Company's interest rate swap is not traded on a market exchange, the fair value is determined using a valuation model based on a discounted cash flow analysis. This analysis reflects the contractual terms of the interest rate swap agreement and uses observable market-based inputs, including estimated future LIBOR interest rates. The fair value of the Company's interest rate swap is the net difference in the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates and are observable inputs available to a market participant. The interest rate swap valuation is classified in Level 2 of the fair value hierarchy, in accordance with the FASB's guidance on Fair Value Measurements and Disclosures.
Capitalized Lease Obligations
In September 2012, we assumed a lease which financed furniture and equipment for our new facility in Louisville, Kentucky. During 2011, the Company entered into a series of lease agreements to finance the purchase of certain equipment primarily for the implementation of Electronic Medical Records (“EMR”) in its nursing centers. The Company determined the leases were capital in nature, and as a result, we have recorded the underlying lease assets and capitalized lease obligations of $667,000 and $1,471,000 as of December 31, 2013 and 2012, respectively. These lease agreements provide three to five year terms.
Scheduled payments of the capitalized lease obligations are as follows:

2014	$575,000
2015	47,000
2016	47,000
2017	27,000
2018	—
Total	696,000
Amounts related to interest	(29,000)
Principal payments on capitalized lease obligation	$667,000

8. VARIABLE INTEREST ENTITY
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

	December 31, 2013	December 31, 2012
Land	$787,000	$787,000
Building and improvements, net	5,613,000	5,857,000
Furniture, fixtures and equipment, net	431,000	501,000
Other assets	80,000	107,000
	$6,911,000	$7,252,000

Current accruals	$—	$1,000
Notes payable, including current portion	5,476,000	5,678,000
Non-controlling interests	1,435,000	1,573,000
	$6,911,000	$7,252,000

	Year Ended December 31, 2013	Year Ended December 31, 2012
Beginning non-controlling interests	$1,573,000	$1,654,000
Comprehensive income attributable to non-controlling interests	72,000	126,000
Distributions to non-controlling interest owners	(208,000)	(207,000)
Ending non-controlling interests	$1,437,000	$1,573,000

9. SHAREHOLDERS' EQUITY, STOCK PLANS AND PREFERRED STOCK

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
In April 2010, the Compensation Committee of the Board of Directors adopted the 2010 Long-Term Incentive Plan (“2010 Plan”), followed by approval by the Company's shareholders in June 2010. The 2010 Plan allows the Company to issue stock appreciation rights, stock options and other share and cash based awards. Under the 2010 Plan, 380,000 shares of the Company's common stock have been reserved for issuance upon exercise of equity awards granted.

Equity Grants and Valuations
During 2013, the Compensation Committee of the Board of Directors approved grants totaling approximately 69,000 shares of restricted common stock to certain employees and members of the Board of Directors. These restricted shares vest one-third on the first, second and third anniversaries of the grant date. Also during 2012, the Compensation Committee of the Board of Directors approved grants of shares of restricted common stock to certain employees and members of the Board of Directors. A portion of these restricted shares vest 33% on the first, second and third anniversaries of the grant date, while another portion vested 33% upon grant and on the first and second anniversaries of the grant date. Unvested shares may not be sold or transferred. During the vesting period, dividends accrue on the restricted shares, but are paid in additional shares of common stock upon vesting, subject to the vesting provisions of the underlying restricted shares. The restricted shares are entitled to the same voting rights as other common shares. Upon vesting, all restrictions are removed.
During 2012 and 2011, the Compensation Committee of the Board of Directors approved the grant of Stock Only Stock Appreciation Rights (“SOSARs”) at the market price of the Company's common stock on the grant date. The SOSARs vest one-third on the first, second and third anniversaries of the grant date. The SOSARs are valued and recorded in the same manner as stock options, and will be settled with issuance of new stock for the difference between the market price on the date of exercise and the exercise price.
The Company recorded non-cash stock-based compensation expense from continuing operations for equity grants and RSU's issued under the Plans of $950,000, $573,000, and $528,000 during the years ended December 31, 2013, 2012, and 2011, respectively. Such amounts are included as components of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. As of December 31, 2013, there was $254,000 in unrecognized compensation costs related to stock-based compensation to be recognized over the applicable remaining vesting periods. The Company estimated the total recognized and unrecognized compensation using the Black-Scholes-Merton equity grant valuation model.
The table below shows the weighted average assumptions the Company used to develop the fair value estimates under its option valuation model:

	Year Ended December 31,
	2013	2012	2011
Expected volatility (range)	N/A(1)	58% - 59%	59% - 60%
Risk free interest rate (range)	N/A(1)	0.80% - 1.03%	1.02% - 1.30%
Expected dividends	N/A(1)	3.75%	3.93%
Weighted average expected term (years)	N/A(1)	6	6
___________

(1)
The Company did not issue any options or other equity grants that would require application of the Black-Scholes-Merton equity grant valuation model during the year ended December 31, 2013. All current year equity grants were restricted common shares which are valued using an intrinsic valuation method.

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
The table below describes the resulting weighted average grant date fair values calculated as well as the intrinsic value of options exercised under the Company's equity awards during each of the following years:

	Year Ended December 31,
	2013(1)	2012	2011
Weighted average grant date fair value	—	$2.29	$2.19
Total intrinsic value of exercises	$53,000	$12,000	$87,000
___________

(1)
The Company did not issue any options or other equity grants that would require application of the Black-Scholes-Merton equity grant valuation model during the year ended December 31, 2013. All current year equity grants were restricted common shares which are valued using an intrinsic valuation method.

The following table summarizes information regarding stock options and SOSAR grants outstanding as of December 31, 2013:

	Weighted
	Average		Intrinsic		Intrinsic
Range of	Exercise	Grants	Value-Grants	Grants	Value-Grants
Exercise Prices	Prices	Outstanding	Outstanding	Exercisable	Exercisable
$10.40 to $11.59	$11.14	73,000	$—	73,000	$—
$2.37 to $6.21	$5.37	260,000	48,000	200,000	48,000
		333,000		273,000

As of December 31, 2013, the outstanding equity grants have a weighted average remaining life of 5.33 years and those outstanding equity grants that are exercisable have a weighted average remaining life of 4.79 years. During the year ended December 31, 2013, approximately 18,000 stock option and SOSAR grants were exercised under these plans. All of the equity grants exercised were net settled, therefore no proceeds were contributed.

Summarized activity of the equity compensation plans is presented below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding, December 31, 2012	461,000	$6.62
Granted	—	—
Exercised	(18,000)	2.37
Expired or cancelled	(110,000)	7.25
Outstanding, December 31, 2013	333,000	$6.64

Exercisable, December 31, 2013	273,000	$6.84

		Weighted
		Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding, December 31, 2012	94,000	$6.00
Granted	69,000	5.01
Dividend Equivalents	6,000	4.85
Vested	(37,000)	6.02
Cancelled	(14,000)	5.53
Outstanding December 31, 2013	118,000	$5.41

Summarized activity of the Restricted Share Units for the Stock Purchase Plan is as follows:

		Weighted
		Average
	Restricted	Grant Date
	Share Units	Fair Value
Outstanding, December 31, 2012	52,000	$6.24
Granted	23,000	5.01
Dividend Equivalents	2,000	4.85
Vested	(36,000)	6.40
Cancelled	—	—
Outstanding December 31, 2013	41,000	$5.35

Series A Preferred Stock
The Company is authorized to issue up to 200,000 shares of Series A Preferred Stock. The Company's Board of Directors is authorized to establish the terms and rights of each series, including the voting powers, designations, preferences, and other special rights, qualifications, limitations, or restrictions thereof.

Series B and Series C Redeemable Preferred Stock
As part of the consideration paid to Omega for restructuring the terms of the Omega Master Lease in November 2000, the Company issued to Omega 393,658 shares of the Company's Series B Redeemable Convertible Preferred Stock (“Series B Preferred Stock”) with a stated value of $3,300,000 and an annual dividend rate of 7% of the stated value. In October 2006, the Company and Omega entered into a Restructuring Stock Issuance and Subscription Agreement (“Restructuring Agreement”) to restructure the Series B Preferred Stock, eliminating the option of Omega to convert the Series B Preferred Stock into shares of Diversicare (formerly Advocat) common stock.
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
In connection with the termination of the conversion feature, the Company agreed to pay Omega an additional $687,000 per year under the Lease Amendment. The additional annual payments of $687,000 were discounted over the twelve year term of the renewal to arrive at a net present value of $6,701,000, the preferred stock premium. The Company recorded the fair value of the elimination of the conversion feature as a reduction in Paid In Capital with an offsetting increase to record a premium on the Series C Preferred Stock. As a result, the Series C Preferred Stock was initially recorded at a total value of $11,619,000, equal to the stated value of the Series B Preferred Stock, $4,918,000, plus the value of the conversion feature, $6,701,000 which was fully amortized in 2010. The stated value of the preferred stock is classified as temporary equity and the additional obligation is classified as a noncurrent in the accompanying consolidated balance sheet. As the related cash payments were made, the preferred stock premium was reduced and interest expense was recorded.
The Series C Preferred Stock shares have preference in liquidation but do not have voting rights. The total redemption value is equal to the stated value plus any accrued but unpaid dividends. The liquidation preference value is equal to the redemption value. The following table reflects activity in the Series C Preferred Stock:

Series C Preferred Stock
	2013	2012	2011
Balance at the beginning of the period	$4,918,000	$4,918,000	$4,918,000
Amortization of preferred stock premium	—	—	—
Balance at the end of the period	$4,918,000	$4,918,000	$4,918,000

10.	NET INCOME (LOSS) PER COMMON SHARE
Information with respect to the calculation of basic and diluted net income (loss) per common share is presented below:

	Years Ended December 31,
	2013	2012	2011
Numerator: Income (loss) amounts attributable to Diversicare Healthcare Services, Inc. common shareholders:
Income (loss) from continuing operations	$(5,477,000)	$(3,675,000)	$438,000
Less: net income attributable to noncontrolling interests	(72,000)	(126,000)	—
Income (loss) from continuing operations attributable to Diversicare Healthcare Services, Inc.	(5,549,000)	(3,801,000)	438,000
Preferred stock dividends	(344,000)	(344,000)	(344,000)
Income (loss) from continuing operations attributable to Diversicare Healthcare Services, Inc. shareholders	(5,893,000)	(4,145,000)	94,000
Income (loss) from discontinued operations, net of income taxes	(2,985,000)	755,000	929,000
Net income (loss) attributable to Diversicare Healthcare Services, Inc. Shareholders	$(8,878,000)	$(3,390,000)	$1,023,000

Denominator: Basic Weighted Average Common Shares Outstanding:	5,899,000	5,821,000	5,774,000

Basic net income per common share
Income (loss) from continuing operations	$(1.00)	$(0.71)	$0.02
Income from discontinued operations
Operating income, net of taxes	(0.51)	0.10	0.16
Gain (loss) on disposal, net of taxes	—	0.03	—
Discontinued operations, net of taxes	(0.51)	0.13	0.16
Basic net income (loss) per common share	$(1.51)	$(0.58)	$0.18

	2013	2012	2011
Numerator: Income (loss) from continuing operations attributable to Diversicare Healthcare Services, Inc. shareholders	(5,893,000)	(4,145,000)	94,000
Income (loss) from discontinued operations, net of income taxes	(2,985,000)	755,000	929,000
Net income (loss) attributable to Diversicare Healthcare Services, Inc. Shareholders	$(8,878,000)	$(3,390,000)	$1,023,000

Basic weighted average common shares outstanding	5,899,000	5,821,000	5,774,000
Incremental shares from assumed exercise of options, SOSARS and Restricted Stock Units	—	—	132,000
Denominator: Diluted Weighted Average Common Shares Outstanding:	5,899,000	5,821,000	5,906,000

Diluted net income per common share
Income (loss) from continuing operations	$(1.00)	$(0.71)	$0.02
Income from discontinued operations
Operating income, net of taxes	(0.51)	0.10	0.15
Gain (loss) on disposal, net of taxes	—	0.03	—
Discontinued operations, net of taxes	(0.51)	0.13	0.15
Diluted net income (loss) per common share	$(1.51)	$(0.58)	$0.17

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

The following table reflects the weighted average outstanding SOSARs and Options that were excluded from the computation of diluted earnings per share, as they would have been anti-dilutive:

	2013	2012	2011
SOSARs/Options Excluded	310,000	348,000	202,000
The weighted average common shares for basic and diluted earnings for common shares were the same due to the losses in 2013 and 2012.

11. INCOME TAXES

Overview
For the year ended December 31, 2013, the Company recorded a benefit for income taxes from continuing operations of $3,305,000 compared to a benefit of $2,027,000 in 2012 and a provision of $162,000 in 2011. The provision (benefit) for income taxes of continuing operations is composed of the following components:

	Year Ended December 31,
	2013	2012	2011
Current provision (benefit) :
Federal	$(61,000)	$(349,000)	$55,000
State	23,000	13,000	171,000
	(38,000)	(336,000)	226,000
Deferred provision (benefit):
Federal	(3,467,000)	(1,450,000)	(76,000)
State	200,000	(241,000)	12,000
	(3,267,000)	(1,691,000)	(64,000)
Provision (benefit) for income taxes of continuing operations
	$(3,305,000)	$(2,027,000)	$162,000

A reconciliation of taxes computed at statutory income tax rates on income (loss) from continuing operations is as follows:

	Year Ended December 31,
	2013	2012	2011
Provision (benefit) for federal income taxes at statutory rates	$(2,986,000)	$(1,967,000)	$277,000
Provision (benefit) for state income taxes, net of federal benefit	(147,000)	(175,000)	128,000
Resolution with tax authorities	—	—	(79,000)
Valuation allowance changes affecting the provision for income taxes	448,000	(7,000)	(8,000)
Employment tax credits	(1,124,000)	(130,000)	(1,000,000)
Nondeductible expenses	334,000	254,000	437,000
Stock based compensation expense	9,000	13,000	410,000
Other	161,000	(15,000)	(3,000)
Provision (benefit) for income taxes of continuing operations	$(3,305,000)	$(2,027,000)	$162,000

Deferred Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are reduced by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that we will realize only some portion of the deferred tax assets. The net deferred tax assets and liabilities, at the respective income tax rates, are as follows:

	December 31,
	2013	2012
Current deferred tax assets:
Credit carryforwards	$—	$251,000
Net operating loss and other carryforwards	643,000	352,000
Allowance for doubtful accounts	1,788,000	1,447,000
Accrued liabilities	5,126,000	4,236,000
	7,557,000	6,286,000
Less valuation allowance	(377,000)	(242,000)
	7,180,000	6,044,000
Current deferred tax liabilities:
Prepaid expenses	(601,000)	(739,000)
	$6,579,000	$5,305,000

	December 31,
	2013	2012
Noncurrent deferred tax assets:
Net operating loss and other carryforwards	$3,389,000	$1,365,000
Credit carryforwards	2,210,000	964,000
Deferred lease costs	289,000	356,000
Depreciation	(634,000)	(2,036,000)
Tax goodwill and intangibles	(879,000)	(739,000)
Stock-based compensation	882,000	1,238,000
Accrued rent	4,219,000	4,538,000
Kansas acquisition costs	125,000	—
Impairment of long-lived assets	472,000	659,000
Interest rate swap	349,000	564,000
Noncurrent self-insurance liabilities	6,422,000	6,062,000
	16,844,000	12,971,000
Less valuation allowance	(932,000)	(619,000)
	$15,912,000	$12,352,000

Deferred Tax Valuation Allowance
The assessment of the amount of value assigned to our deferred tax assets under the applicable accounting standards is highly judgmental. We are required to consider all available positive and negative evidence in evaluating the likelihood that we will be able to realize the benefit of our deferred tax assets in the future. Such evidence includes scheduled reversals of deferred tax assets and liabilities, projected future taxable income, tax-planning strategies, and the results of recent operations. Since this evaluation requires consideration of historical and future events, there is significant judgment involved, and our conclusion could be materially different should certain of our expectations not transpire.
When assessing all available evidence, we consider the weight of the evidence, both positive and negative, based on the objectivity of the underlying evidence and the extent to which it can be verified. For the three-year period ended December 31, 2013, the Company has a cumulative pre-tax loss from continuing operations of $13,884,000, of which $8,782,000 is attributable to the year ended December 31, 2013. Additionally, the Company recognized governmental and regulatory changes have put downward revenue pressure on the long-term care industry as a piece of negative evidence in our analysis. As a result of this negative evidence, the Company performed a thorough assessment of the available positive and negative evidence in order to ascertain whether it is more-likely-than-not that in future periods the Company will generate sufficient pre-tax income to utilize all of our federal deferred tax assets and our net operating loss and other carryforwards and credits. State deferred tax assets are considered for valuation separately and on a state-by-state basis.
The Company also identified several pieces of objective positive evidence which were considered and weighed in the analysis performed regarding the valuation of deferred tax assets, including, but not limited to the degree to which nonrecurring expenses caused the last three year cumulative pre-tax loss, the expected accretive strategic acquisitions completed by us during 2012 and 2013, corporate and regional restructuring expected to reduce costs while maintaining revenue levels, our results from operations for the fourth quarter of 2013, the long-term expiration dates of a majority of the net operating losses and credits, our history of not having carryforwards or credits expire unutilized, and the completed divestiture of the facilities in Arkansas in 2013. The operations in the state of Arkansas demonstrated a trend of growing losses in recent years primarily as a result of disproportionate amount of professional liability expense relative to the revenue contributed.
In performing the analysis, the Company contemplated utilization of the deferred tax assets under multiple scenarios. After consideration of these factors, the Company determined that it was more likely than not that future taxable income would be sufficient to realize substantially all of the recorded value of the Company's deferred tax assets for federal income tax purposes.
Realization of the deferred tax assets is not assured and future events could result in a change in judgment. If future events result in a conclusion that realization is no longer more likely than not to occur, the Company would be required to establish a valuation allowance on the deferred tax assets at that time, which would result in a charge to income tax expense and a potentially material decrease in net income in the period in which the factors change our judgment.
At December 31, 2013, the Company had $15,148,000 of net operating losses, which expire at various dates beginning in 2019 and continue through 2033. The use of a portion of these loss carryforwards is limited by change in ownership provisions of the Federal tax code to a maximum of approximately $10,282,000. The Company has reduced the deferred tax asset and the corresponding valuation allowances for net operating loss deductions permanently lost as a result of the change in ownership provisions.
With respect to state deferred tax assets, the Company recorded an additional valuation allowance of approximately $448,000 in 2013, primarily related to existing deferred tax assets for the state of Arkansas that will not be utilized as a result of our exit from the state as explained in Note 4. In 2012 and 2011, the Company recorded a deferred tax benefit to reverse approximately $7,000 and $8,000, respectively, of the valuation allowance on state deferred tax assets. The changes in valuation allowance were based on the Company's assessment of the realization of certain individual tax assets. The Company has recorded a total valuation allowance of approximately $1,309,000 at December 31, 2013 to reduce the deferred tax assets by the amount management believes is more likely than not to not be realized through the turnaround of existing temporary differences, future earnings, or a combination thereof.
During 2011, the Company recorded an estimated $400,000 in employment tax credits under the Hiring Incentives to Restore Employment (HIRE) Act which provided a one-time tax credit. In addition, under the Work Opportunity Tax Credit ("WOTC") program the Company recorded $1,124,000, $130,000 and $600,000 in Work Opportunity Tax Credits during 2013, 2012 and 2011, respectively. In January 2013, the American Taxpayer Relief Act of 2012 (Act) was signed into law. The Act retroactively reinstated the federal Work Opportunity Tax Credit for qualifying costs paid during 2012. Pursuant to ASC 740-10-25-47 the effect of changes in the tax laws including retroactive changes are recognized in the period the law was enacted. As a result of the retroactive treatment, the Company claimed the WOTC on its 2012 tax return, and the benefit of the credit was recognized in the financial statements during 2013. The remaining WOTC credit carryforwards expire at various dates beginning in 2030 and continue through 2033.
Unrecognized Tax Benefits and Liabilities
The Company follows the FASB's guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns evaluating the need to recognize or unrecognize uncertain tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2013	2012	2011
Balance at the beginning of the period	$—	$86,000	$84,000
Changes in tax positions for prior years	—	(86,000)	2,000
Balance at the end of the period	$—	$—	$86,000

The Company records the liabilities associated with our unrecognized tax benefits in “other current liabilities” on the consolidated balance sheet. The net change in the amount of unrecognized tax benefits during the years ended December 31, 2012 and 2011 was related primarily to the adjustment of the estimated liability. Further, the Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statements of operations.
As of December 31, 2013, the Company has no open or pending audits underway by regulatory authorities.

12. COMMITMENTS AND CONTINGENCIES

Lease Commitments
The Company is committed under long-term operating leases with various expiration dates and varying renewal options. Minimum annual rentals, including renewal option periods (exclusive of taxes, insurance, and maintenance costs) under these leases beginning January 1, 2014, are as follows:

2014	$26,165,000
2015	27,077,000
2016	27,825,000
2017	28,521,000
2018	29,459,000
Thereafter	467,387,000
$606,434,000

Under lease agreements with Omega and others, the Company's lease payments are subject to periodic annual escalations as described below and in Note 2. Total lease expense for continuing operations was $21,542,000, $19,050,000 and $18,064,000 for 2013, 2012 and 2011, respectively. The accrued liability related to straight line rent was $10,759,000 and $11,389,000 at December 31, 2013 and 2012, respectively, and is included in “Other noncurrent liabilities” on the accompanying consolidated balance sheets.

Omega Leases
General Terms
The Company leases 25 nursing centers from Omega under a Master Lease. On October 20, 2006, the Company and Omega entered into a Third Amendment to Consolidated Amended and Restated Master Lease (“Lease Amendment”) to extend the term of its facilities leased from Omega. The Lease amendment extended the term to September 30, 2018 and provided a renewal option of an additional twelve years. Consistent with prior terms, the lease provides for annual increases in lease payments equal to the lesser of two times the increase in the consumer price index or 3 percent. Under generally accepted accounting principles, the Company is required to report these scheduled rent increases on a straight line basis over the term of the lease including the 12 year term of the renewal period. These scheduled increases had no effect on cash rent payments at the start of the lease term and only result in additional cash outlay as the annual increases take effect each year.
As previously mentioned in Note 4, the Company entered into an agreement with Omega Healthcare Investors, Inc. ("Omega") to terminate its lease with respect to eleven nursing centers located in Arkansas and concurrently entered into operation transfer agreements to transfer the operations of each of those eleven centers to an operator selected by Omega. In connection with the closing of this transaction, the Company and Omega entered into the Thirteenth Amendment to Consolidated Amended and Restated Master Lease ("Master Lease") most recently amended on January 22, 2013. This amendment effectively modifies the terms of the Master Lease to terminate the terms surrounding the eleven nursing centers in Arkansas, and only as to those eleven centers, and effectively reduces the annual rent payable under the Master Lease by $5,000,000.
The Master Lease requires the Company to fund annual capital expenditures related to the leased facilities at an amount currently equal to $427 per licensed bed. These amounts are subject to adjustment for increases in the Consumer Price Index. The Company is in compliance with the capital expenditure requirements. Total required capital expenditures during the remaining lease term and renewal options are $7,336,000. These capital expenditures are being depreciated on a straight-line basis over the shorter of the asset life or the appropriate lease term.
Upon expiration of the Master Lease or in the event of a default under the Master Lease, the Company is required to transfer all of the leasehold improvements, equipment, furniture and fixtures of the leased facilities to Omega. The assets to be transferred to Omega are being amortized on a straight-line basis over the shorter of the remaining lease term or estimated useful life, and will be fully depreciated upon the expiration of the lease. All of the equipment, inventory and other related assets of the facilities leased pursuant to the Master Lease have been pledged as security under the Master Lease. In addition, the Company has a letter of credit of $4,551,000 as a security deposit for the Company's leases with Omega, as described in Note 7.

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

Renovation Funding
In January 2013, we entered into an amendment to the Master lease with Omega under which Omega agreed to provide an additional $5,000,000 to fund renovations to two nursing centers located in Texas that are leased from Omega. The annual base rent related to these facilities will be increased to reflect the amount of capital improvements to the respective facilities as the related expenditures are made. The increase is based on a rate of 10.25% per year of the amount financed under this amendment. This arrangement is similar to amendments entered into in previous years that provided financing totaling $20,000,000 that was used to fund renovations at fourteen nursing centers leased from Omega.
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

	December 31
	2013	2012
Leasehold improvement	$921,000	$921,000
Accumulated Amortization	(421,000)	(316,000)
Net Intangible	$500,000	$605,000

Insurance Matters
Professional Liability and Other Liability Insurance
The Company has professional liability insurance coverage for its nursing centers that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. Effective July 1, 2013, the Company established a wholly-owned, offshore limited purpose insurance subsidiary, SHC Risk Carriers, Inc. (“SHC”), to replace some of the expiring commercial policies. SHC covers losses up to specified limits per occurrence. All of the Company's nursing centers in Florida, Ohio, Tennessee, and West Virginia are now covered under the captive insurance policies along with most of the nursing centers in Alabama, Kentucky, and Texas. The insurance coverage provided for these centers under the SHC policy includes coverage limits of at least $500,000 per medical incident with a sublimit per center of $1,000,000 and total annual aggregate policy limits of $5,000,000. All other centers within the Company’s portfolio are covered through various commercial insurance policies which provide similar coverage limits per medical incident, per location, and on an aggregate basis for covered centers.

Reserve for Estimated Self-Insured Professional Liability Claims
Because the Company’s actual liability for existing and anticipated professional liability and general liability claims will exceed the Company’s limited insurance coverage, the Company has recorded total liabilities for reported and estimated future claims of

$27,067,000 as of December 31, 2013. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis and are presented without regard to any potential insurance recoveries. Amounts are added to the accrual for estimates of anticipated liability for claims incurred during each period, and amounts are deducted from the accrual for settlements paid on existing claims during each period.
The Company evaluates the adequacy of this liability on a quarterly basis. Semi-annually, the Company retains a third-party actuarial firm to assist in the evaluation of this reserve. Since May 2012, Merlinos & Associates, Inc. (“Merlinos”) has assisted management in the preparation of the appropriate accrual for incurred but not reported general and professional liability claims based on data furnished as of November 30. Merlinos primarily utilizes historical data regarding the frequency and cost of the Company’s past claims over a multi-year period, industry data and information regarding the number of occupied beds to develop its estimates of the Company’s ultimate professional liability cost for current periods. The Actuarial Division of Willis of Tennessee, Inc. assisted the Company with all estimates prior to May 2012.
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
The Company’s cash expenditures for self-insured professional liability costs from continuing operations were $5,367,000, $2,682,000, and $3,811,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
The Company follows the FASB Accounting Standards Update, “Presentation of Insurance Claims and Related Insurance Recoveries,” that clarifies that a health care entity should not net insurance recoveries against a related professional liability claim and that the amount of the claim liability should be determined without consideration of insurance recoveries. Accordingly, the Company has assets and equal liabilities of $440,000 at December 31, 2013 and $1,238,000 at December 31, 2012, respectively.
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
Other Insurance
With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. The Company is completely self-insured for workers’ compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. From June 30, 2003 until June 30, 2007, the Company’s workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. For the period from July 1, 2008 through December 31, 2013, the Company is covered by a prefunded deductible policy. Under this policy, the Company is self-insured for the first $500,000 per claim, subject to an aggregate maximum of $3,000,000. The Company funds a loss fund account with the insurer to pay for claims below the deductible. The Company accounts for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred. The liability for workers’ compensation claims is $176,000 at December 31, 2013. The Company has a non-current receivable for workers’ compensation policies covering previous years of $833,000 as of December 31, 2013. The non-current receivable is a function of payments paid to the Company’s insurance carrier in excess of the estimated level of claims expected to be incurred.
As of December 31, 2013, the Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $175,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $843,000 at December 31, 2013. The differences between actual settlements and reserves are included in expense in the period finalized.

Employment Agreements

Current Employment Agreements
The Company has employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.0 times their annual salary in the event of a termination without cause, a constructive discharge (as defined in each employee agreement), or upon a change in control of the Company (as defined in each employee agreement). The maximum contingent liability under these agreements is $1,260,000 as of December 31, 2013. The terms of such agreements are from 1 to 3 years and automatically renew for 1 year if not terminated by the employee or the Company. In addition, upon the occurrence of any triggering event, these certain members of management may elect to require the Company to purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of the Company's common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of the Company's common stock on December 31, 2013, there is no contingent liability for the repurchase of the equity grants. No amounts have been accrued for these contingent liabilities for members of management the Company currently employs.

Changes in Executive Officers
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
As of December 31, 2013, the Company is engaged in 54 professional liability lawsuits. Five lawsuits are currently scheduled for trial or mediation during the next year, and it is expected that additional cases will be set for trial. The ultimate results of any of the Company's professional liability claims and disputes cannot be predicted. The Company has limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against the Company in one or more of these legal actions could have a material adverse impact on the Company's financial position and cash flows.
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

Reimbursement
The Company is unable to predict what, if any, reform proposals or reimbursement limitations will be implemented in the future, or the effect such changes would have on its operations. For the year ended December 31, 2013, the Company derived 27.3% and 53.5% of its total patient and resident revenues related to continuing operations from the Medicare and Medicaid programs, respectively.
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

13. SUBSEQUENT EVENT
Effective March 1, 2014, the Company assumed operations of one skilled nursing center in Huntsville, Alabama. The 135-bed nursing center is expected to produce annual revenues of $10.5 million and annual rent expense of $1.2 million.

14. QUARTERLY FINANCIAL INFORMATION (Unaudited)

Selected quarterly financial information for each of the quarters in the years ended December 31, 2013 and 2012 is as follows:

	Quarter
2013	First	Second	Third	Fourth

Net revenues	$63,280,000	$66,869,000	$70,353,000	$81,417,000
Professional liability expense (1)	1,985,000	2,315,000	1,382,000	1,654,000
Loss from continuing operations	(990,000)	(2,002,000)	(2,344,000)	(141,000)
Income (loss) from discontinued operations	43,000	(177,000)	(2,421,000)	(430,000)
Net loss attributable to Diversicare Healthcare Services, Inc. Shareholders	$(1,051,000)	$(2,281,000)	$(4,868,000)	$(678,000)

Basic net income (loss) per common share for Diversicare Healthcare Services, Inc. shareholders:
Loss from continuing operations	$(0.19)	$(0.36)	$(0.42)	$(0.03)
Income (loss) from discontinued operations	0.01	(0.03)	(0.41)	(0.08)
Net loss per common share for Diversicare Healthcare Services, Inc. shareholders	$(0.18)	$(0.39)	$(0.83)	$(0.11)

Diluted net income (loss) per common share for Diversicare Healthcare Services, Inc. shareholders:
Loss from continuing operations	$(0.19)	$(0.36)	$(0.42)	$(0.03)
Income (loss) from discontinued operations	0.01	(0.03)	(0.41)	(0.08)
Net loss per common share for Diversicare Healthcare Services, Inc. shareholders	$(0.18)	$(0.39)	$(0.83)	$(0.11)

(1)
The Company's quarterly results are significantly affected by the amounts recorded for professional liability expense, as discussed further in Note 12. The amount of expense recorded for professional liability in each quarter of 2013 is set forth in the table above.

	Quarter
2012	First	Second	Third	Fourth

Net revenues	$60,464,000	$60,510,000	$61,824,000	$63,492,000
Professional liability expense (1)	1,133,000	1,122,000	1,348,000	2,499,000
Loss from continuing operations	(1,496,000)	(807,000)	(498,000)	(874,000)
Income (loss) from discontinued operations	121,000	374,000	518,000	(258,000)
Net loss attributable to Diversicare Healthcare Services, Inc. Shareholders	$(1,540,000)	$(534,000)	$(82,000)	$(1,234,000)

Basic net income (loss) per common share for Diversicare Healthcare Services, Inc. shareholders:
Loss from continuing operations	$(0.29)	$(0.15)	$(0.10)	$(0.17)
Income (loss) from discontinued operations	0.02	0.06	0.09	(0.04)
Net loss per common share for Diversicare Healthcare Services, Inc. shareholders	$(0.27)	$(0.09)	$(0.01)	$(0.21)

Diluted net income (loss) per common share for Diversicare Healthcare Services, Inc. shareholders:
Loss from continuing operations	$(0.29)	$(0.15)	$(0.10)	$(0.17)
Income (loss) from discontinued operations	0.02	0.06	0.09	(0.04)
Net loss per common share for Diversicare Healthcare Services, Inc. shareholders	$(0.27)	$(0.09)	$(0.01)	$(0.21)

(1)
The Company's quarterly results are significantly affected by the amounts recorded for professional liability expense, as discussed further in Note 12. The amount of expense recorded for professional liability in each quarter of 2012 is set forth in the table above.

DIVERSICARE HEALTHCARE SERVICES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
OF CONTINUING OPERATIONS
(in thousands)

Column A	Column B	Column C			Column D	Column E
		Additions			Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Other	(Write-offs) net of Recoveries	Balance at End of Period
Year ended December 31, 2013: Allowance for doubtful accounts	$3,143	$4,191	$—	$—	$(3,335)	$3,999
Year ended December 31, 2012: Allowance for doubtful accounts	$2,233	$3,064	$—	$—	$(2,154)	$3,143
Year ended December 31, 2011: Allowance for doubtful accounts	$2,277	$1,780	$—	$—	$(1,824)	$2,233

S-1

DIVERSICARE HEALTHCARE SERVICES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Column A	Column B	Column C			Column D	Column E
			Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (2)	Other	Payments (1)	Balance at End of Period
Year ended December 31, 2013:
Professional Liability Reserve	$22,740	$6,530	$3,163	$—	$(5,366)	$27,067
Workers Compensation Reserve	$287	$473	$—	$(87)	$(497)	$176
Health Insurance Reserve	$679	$9,095	$105	$—	$(9,036)	$843
Year ended December 31, 2012:
Professional Liability Reserve	$19,357	$5,617	$448	$—	$(2,682)	$22,740
Workers Compensation Reserve	$309	$142	$—	$311	$(475)	$287
Health Insurance Reserve	$853	$7,207	$—	$—	$(7,381)	$679
Year ended December 31, 2011:
Professional Liability Reserve	$17,251	$3,069	$2,848	$—	$(3,811)	$19,357
Workers Compensation Reserve	$346	$1,323	$—	$(257)	$(1,103)	$309
Health Insurance Reserve	$1,003	$7,247	$—	$—	$(7,397)	$853

(1)	Payments for the Professional Liability Reserve include amounts paid for claims settled during the period as well as payments made under structured arrangements for claims settled in earlier periods.

(2)
As discussed in Note 4 of the Consolidated Financial Statements, the Company has presented the results of certain divestiture and lease termination transactions as discontinued operations. The amounts charged to Other Accounts represent the amounts charged to discontinued operations.

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

3.7
Certificate of Ownership and Merger of Diversicare Healthcare Services, Inc. with and into Advocat Inc. (incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed March 14, 2013).

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

4.5
Third Amendment to Amended and Restated Rights Agreement, dated August 14, 2009, between Advocat Inc. and Computershare Trust Company, N.A, as successor to SunTrust Bank, (incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form 8-A/A filed on August 14, 2009).

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

10.9
Guaranty given as of November 8, 2000 by Registrant, Advocat Finance, Inc., and Diversicare Management Services Co., in favor of Sterling Acquisition Corp. (incorporated by reference to Exhibit 10.88 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

10.10
First Amendment to Consolidated Amended and Restated Master Lease dated September 30, 2001 by and between Sterling Acquisition Corp. and Diversicare Leasing Corporation (incorporated by reference to Exhibit 10.126 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.11
Second Amendment to Consolidated Amended and Restated Master Lease dated as of June 15, 2005 by and between Sterling Acquisition Corp. and Diversicare Leasing Corporation (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.12
Restructuring Stock Issuance and Subscription Agreement dated as of October 20, 2006 between Advocat Inc. and Omega Healthcare Investors, Inc. (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed October 24, 2006).

10.13
Third Amendment to Consolidated Amended and Restated Master Lease executed as of October 20, 2006, to be effective as of October 1, 2006 by and between Sterling Acquisition Corp. and Diversicare Leasing Corporation (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed October 24, 2006).

10.14
Subordinated Promissory Note in the amount of $2,533,614.53 issued to Omega HealthCare Investors Inc. dated as of October 1, 2006 (incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed October 24, 2006).

10.15
Fourth Amendment to Consolidated Amended and Restated Master Lease executed and delivered as of April 1, 2007 by and between Sterling Acquisition Corp., a Kentucky corporation, and Diversicare Leasing Corp., a Tennessee corporation (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2007).

10.16
Fifth Amendment to Consolidated Amended and Restated Master Lease dated as of August 10, 2007 by and between Sterling Acquisition Corp., a Kentucky corporation, and Diversicare Leasing Corp., a Tennessee corporation (incorporated by reference to Exhibit 10.7 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2007).

10.17
Sixth Amendment to Consolidated Amended and Restated Master Lease dated as of March 14, 2008 by and between Sterling Acquisition Corp., a Kentucky corporation, and Diversicare Leasing Corp., a Tennessee corporation (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2008).

10.18
Seventh Amendment to Consolidated Amended and Restated Master Lease dated as of October 24, 2008 by and between Sterling Acquisition Corp., a Kentucky corporation, and Diversicare Leasing Corp., a Tennessee corporation (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2008).

*10.19	Advocat Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on April 20, 2006).

*10.20	First Amendment to the Advocat Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.63 to the Company's annual report on Form 10-K for the year ended December 31, 2008).

10.21
Ninth Amendment to Consolidated Amended and Restated Master Lease dated as of May 5, 2009 by and between Sterling Acquisition Corp., a Kentucky corporation, and Diversicare Leasing Corp., a Tennessee corporation (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2009).

10.22
Tenth Amendment to Consolidated Amended and Restated Master Lease dated as of September 8, 2009 by and between Sterling Acquisition Corp., a Kentucky corporation, and Diversicare Leasing Corp., a Tennessee corporation (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2009).

10.23
Lease Agreement dated as of July 14, 2010 by and between Diversicare Rose Terrace, LLC, a subsidiary of the registrant, and A.B.E., LLC (incorporated by reference to Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2010).

10.24
Eleventh Amendment to the Amended and Restated Master Lease between the Company and Sterling Acquisition Corp., an affiliate of Omega Healthcare Investors, Inc. (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2011).

10.25
Swap Agreement between the Company and The PrivateBank and Trust Company dated as of March 1, 2011 (incorporated by reference to Exhibit 10.6 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2011).

*10.26
Amended and Restated Employment Agreement effective as of April 1, 2012, by and between Advocat Inc., a Delaware corporation, and Kelly Gill (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2012).

*10.27
Amended and Restated Retention Bonus Agreement entered into as of March 15, 2012, by and between Advocat Inc., a Delaware corporation, and L. Glynn Riddle, Jr. (incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2012).

*10.28
Employment Agreement effective August 20, 2012, between James R. McKnight, Jr. and Advocat Inc. (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2012).

*10.29
Employment Agreement effective January 1, 2013, between Leslie Campbell and Advocat Inc. (incorporated by reference to Exhibit 10.49 to the Company’s annual report on Form 10-K for the year ended December 31, 2012).

*10.30
Amendment No. 1 to Amended and Restated Employment Agreement effective as of March 1, 2013 by and between Advocat Inc., a Delaware corporation, and Kelly Gill (incorporated by reference to Exhibit 10.50 to the Company's annual report on Form 10-K for the year ended December 31, 2012).

10.31
Asset Purchase Agreement effective March 6, 2013 between the Company and Cumberland & Ohio Co. of Texas, as receiver of the assets of SeniorTrust of Florida, Inc. (incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2013).

10.32
Operations Transfer Agreement effective March 6, 2013 by and between certain subsidiaries of the Company and the Cumberland & Ohio Co. of Texas, as receiver of the assets of SeniorTrust of Florida, Inc. (incorporated by reference to Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2013).

10.33
Amended and Restated Revolving Loan and Security Agreement dated April 30, 2013 among the Company and a syndicate of financial institutions and banks, including The PrivateBank as the Administering Agent (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2013).

10.34
Amended and Restated Term Loan and Security Agreement dated April 30, 2013 among the Company and a syndicate of financial institutions and banks, including The PrivateBank as the Administering Agent (incorporated by reference to Exhibit 10.6 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2013).

10.35
Amended and Restated Guaranty (Revolver) dated as of April 30, 2013, by the Company to and for the benefit of The PrivateBank in its capacity as administrative agent (incorporated by reference to Exhibit 10.7 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2013).

10.36
Amended and Restated Guaranty (Term Loan) dated as of April 30, 2013, by the Company to and for the benefit of The PrivateBank in its capacity as administrative agent (incorporated by reference to Exhibit 10.8 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2013).

10.37
Thirteenth Amendment to Consolidated Amended and Restated Master Lease effective September 1, 2013 by and between Sterling Acquisition Corp. and Diversicare Leasing Corp. (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2013).

**10.38
First Amendment and Consent to Amended and Restated Revolving Loan and Security Agreement dated as of November 1, 2013 among the Company and a syndicate of financial institutions and banks, including The PrivateBank as the Administering Agent.

21		Subsidiaries of the Registrant.

23.1		Consent of BDO USA.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

	*	Indicates management contract or compensatory plan or arrangement.
	**	Confidential treatment has been requested for portions of this exhibit