Form 10-Q
period 2014-03-31
Diversicare Healthcare Services, Inc.
filed 2014-05-08
CIK 919956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
CHECK ONE:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
6,161,011
(Outstanding shares of the issuer’s common stock as of April 30, 2014)

Part I. FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2014	December 31, 2013
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,755	$3,784
Receivables, less allowance for doubtful accounts of $4,708 and $3,999, respectively	41,331	35,119
Other receivables	872	1,118
Prepaid expenses and other current assets	2,132	2,507
Income tax refundable	1,194	763
Current assets of discontinued operations	239	341
Deferred income taxes	5,654	6,579
Total current assets	55,177	50,211
PROPERTY AND EQUIPMENT, at cost	104,573	103,689
Less accumulated depreciation and amortization	(52,415)	(50,699)
Discontinued operations, net	600	1,053
Property and equipment, net	52,758	54,043
OTHER ASSETS:
Deferred income taxes	17,485	15,912
Deferred financing and other costs, net	1,926	2,071
Investment in unconsolidated affiliate	484	487
Other noncurrent assets	6,713	6,782
Acquired leasehold interest, net	8,132	8,228
Noncurrent assets of discontinued operations	2	10
Total other assets	34,742	33,490
	$142,677	$137,744
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(continued)

	March 31, 2014	December 31, 2013
	(Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt and capitalized lease obligations	$17,389	$4,766
Trade accounts payable	8,420	7,545
Current liabilities of discontinued operations	544	236
Accrued expenses:
Payroll and employee benefits	12,191	12,633
Self-insurance reserves, current portion	12,455	11,711
Other current liabilities	4,537	5,276
Total current liabilities	55,536	42,167
NONCURRENT LIABILITIES:
Long-term debt and capitalized lease obligations, less current portion	43,340	48,811
Self-insurance reserves, noncurrent portion	17,189	16,375
Other noncurrent liabilities	14,797	15,907
Total noncurrent liabilities	75,326	81,093
COMMITMENTS AND CONTINGENCIES
SERIES C REDEEMABLE PREFERRED STOCK
$.10 par value, 5,000 shares authorized, issued and outstanding	4,918	4,918
SHAREHOLDERS’ EQUITY:
Series A preferred stock, authorized 200,000 shares, $.10 par value, none issued and outstanding	—	—
Common stock, authorized 20,000,000 shares, $.01 par value, 6,389,000 and 6,307,000 shares issued, and 6,157,000 and 6,075,000 shares outstanding, respectively	64	63
Treasury stock at cost, 232,000 shares of common stock	(2,500)	(2,500)
Paid-in capital	19,764	19,570
Accumulated deficit	(9,881)	(8,435)
Accumulated other comprehensive loss	(550)	(569)
Total shareholders’ equity of Diversicare Healthcare Services, Inc.	6,897	8,129
Noncontrolling interest	—	1,437
Total shareholders’ equity	6,897	9,566
	$142,677	$137,744
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2014	2013
PATIENT REVENUES, net	$83,364	$63,280
EXPENSES:
Operating	66,727	50,875
Lease and rent expense	6,343	5,033
Professional liability	2,640	1,985
General and administrative	5,114	4,984
Depreciation and amortization	1,898	1,588
Total expenses	82,722	64,465
OPERATING INCOME (LOSS)	642	(1,185)
OTHER EXPENSE:
Equity in net loss of unconsolidated affiliate	(3)	(237)
Interest expense, net	(1,079)	(687)
Total other expense	(1,082)	(924)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(440)	(2,109)
BENEFIT FOR INCOME TAXES	229	1,119
LOSS FROM CONTINUING OPERATIONS	(211)	(990)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Operating income (loss), net of tax benefit (provision) of $902 and $(25), respectively	(834)	43
Income (Loss) from discontinued operations	(834)	43
NET LOSS	(1,045)	(947)
Less: (income) loss attributable to noncontrolling interests	25	(18)
NET LOSS ATTRIBUTABLE TO DIVERSICARE HEALTHCARE SERVICES, INC.	(1,020)	(965)
PREFERRED STOCK DIVIDENDS	(86)	(86)
NET LOSS FOR DIVERSICARE HEALTHCARE SERVICES, INC. COMMON SHAREHOLDERS	$(1,106)	$(1,051)
NET INCOME (LOSS) PER COMMON SHARE FOR DIVERSICARE HEALTHCARE SERVICES, INC. SHAREHOLDERS:
Per common share – basic and diluted
Continuing operations	$(0.05)	$(0.19)
Discontinued operations	(0.14)	0.01
	$(0.19)	$(0.18)
COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.055	$0.055
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	5,975	5,848

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands and unaudited)

	Three Months Ended March 31,
	2014	2013
NET LOSS	$(1,045)	$(947)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of cash flow hedge, net of tax	140	32
Less: reclassification adjustment for amounts recognized in net income	(119)	—
Total other comprehensive income (loss)	21	32
COMPREHENSIVE LOSS	(1,024)	(915)
Less: comprehensive income attributable to noncontrolling interest	25	(18)
COMPREHENSIVE LOSS ATTRIBUTABLE TO DIVERSICARE HEALTHCARE SERVICES, INC.	$(999)	$(933)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,045)	$(947)
Discontinued operations	(834)	43
Loss from continuing operations	(211)	(990)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1,898	1,588
Provision for doubtful accounts	1,433	796
Deferred income tax benefit	(660)	(152)
Provision for self-insured professional liability, net of cash payments	1,234	(309)
Stock-based compensation	141	171
Equity in net losses of unconsolidated affiliate, net of investment	3	237
Non-cash interest accretion	(719)	65
Other	(153)	(65)
Changes in assets and liabilities affecting operating activities:
Receivables, net	(7,459)	(2,365)
Prepaid expenses and other assets	(249)	(1,099)
Trade accounts payable and accrued expenses	27	(1,124)
Net cash used in continuing operations	(4,715)	(3,247)
Discontinued operations	148	1,779
Net cash used in operating activities	(4,567)	(1,468)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(970)	(1,095)
Change in restricted cash	214	—
Deposits and other deferred balances	144	—
Net cash used in continuing operations	(612)	(1,095)
Discontinued operations	—	(158)
Net cash used in investing activities	(612)	(1,253)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(5,898)	(355)
Proceeds from issuance of debt	13,050	—
Financing costs	(109)	(252)
Issuance and redemption of employee equity awards	82	34
Payment of common stock dividends	(331)	—
Payment of preferred stock dividends	(86)	(86)
Distributions to noncontrolling interest	(1,410)	(52)
Payment for preferred stock restructuring	(148)	(144)
Net cash provided by (used in) financing activities	$5,150	$(855)

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)
(continued)

	Three Months Ended March 31,
	2014	2013
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(29)	$(3,576)
CASH AND CASH EQUIVALENTS, beginning of period	3,784	5,930
CASH AND CASH EQUIVALENTS, end of period	$3,755	$2,354
SUPPLEMENTAL INFORMATION:
Cash payments of interest, net of amounts capitalized	$919	$551
Cash payments of income taxes	$2	$25
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014 AND 2013

1.	BUSINESS
Diversicare Healthcare Services, Inc. (together with its subsidiaries, “Diversicare Healthcare Services” or the “Company”) provides long-term care services to nursing center patients in nine states, primarily in the Southeast, Midwest, and Southwest. The Company’s centers provide a range of health care services to their patients and residents that include nursing, personal care, and social services. In addition to the nursing, personal care and social services usually provided in long-term care centers, the Company’s nursing centers also offer a variety of comprehensive rehabilitation services, as well as nutritional support services. The Company's continuing operations include centers in Alabama, Florida, Indiana, Kansas, Kentucky, Ohio, Tennessee, Texas, and West Virginia.
As of March 31, 2014, the Company’s continuing operations consist of 48 nursing centers with 5,449 licensed nursing beds. The Company owns 14 and leases 34 of its nursing centers. The nursing center and licensed bed count includes the following recent business development activity:

•
The 135-bed facility in Huntsville, Alabama, for which the Company entered into a lease agreement and assumed operations effective March 1, 2014. The Medicaid and Medicare certification processes for this facility are currently underway, and are expected to be completed in the second quarter of 2014.

•
The 442 licensed nursing beds at the four recently leased skilled nursing centers, three in Ohio and one in Indiana, which we have operated since October 1, 2013. The Medicaid and Medicare certification processes were completed for these four leased facilities in the first quarter of 2014, and billing of these receivables are expected to begin in the second quarter of 2014. In addition to the licensed nursing beds, these four centers also include 270 licensed assisted living beds which are not included in the licensed nursing bed count.

•
The 107-bed facility in Louisville, Kentucky, for which the Company entered into a lease agreement in August 2013. The Medicare certification processes for this facility was completed in the first quarter of 2014, and billing of these receivables are expected to begin in the second quarter of 2014. The Medicaid certification process is currently underway, and is expected to be completed in the second quarter of 2014.

•
The Kansas centers acquired in May 2013, which comprise five skilled nursing centers and 418 licensed beds. The Medicaid certification process was completed for these facilities during the second quarter of 2013, and the Medicare certification process was completed for these facilities during the third quarter of 2013.

2.	CONSOLIDATION AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The interim consolidated financial statements include the operations and accounts of Diversicare Healthcare Services and its subsidiaries, all wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. Any variable interest entities (“VIEs”) in which the Company has an interest are consolidated when the Company identifies that it is the primary beneficiary. The Company had one variable interest entity related to a nursing center in West Virginia that was dissolved in the first quarter of 2014 as a result of the asset purchase of the Rose Terrace nursing center as further described in Note 8, and is no longer consolidated into the interim consolidated financial statements of the Company. The investment in an unconsolidated affiliate (a 50 percent-owned joint venture partnership) is accounted for using the equity method and is described in Note 9.
The interim consolidated financial statements for the three month periods ended March 31, 2014 and 2013, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the Company’s financial position at March 31, 2014, and the results of operations for the three month periods ended March 31, 2014 and 2013, and cash flows for the three month periods ended March 31, 2014 and 2013. The Company’s balance sheet information at December 31, 2013, was derived from its audited consolidated financial statements as of December 31, 2013.
The results of operations for the periods ended March 31, 2014 and 2013 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

3.	RECENT ACCOUNTING GUIDANCE
In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this update require an entity to provide information about the amounts reclassified from accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the income statement or in the notes, significant amounts reclassified from accumulated other comprehensive income by the net income line item. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

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
Under the terms of the amended agreements, the syndicate of banks provided the Amended Mortgage Loan with an original balance of $45,000,000 with a five-year maturity through April 30, 2018, and a $20,000,000 Amended Revolver through April 30, 2018. The Amended Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25-year amortization. Interest is based on LIBOR plus 4.5%. A portion of the Amended Mortgage Loan is effectively fixed at 6.87% pursuant to an interest rate swap with a notional amount of $22,055,000. As of March 31, 2014, the interest rate related to the Amended Mortgage Loan was 4.65%. The Amended Mortgage Loan is secured by thirteen owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized. The Company’s Amended Revolver has an interest rate of LIBOR plus 4.5% and is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions.
Effective March 31, 2014, the Company entered into the Second Amendment to the Amended and Restated Revolver ("Second Amendment"). The Second Amendment temporarily increased the Amended Revolver capacity from the $20,000,000 in the original Amended Revolver to $27,500,000 through September 30, 2014, as a result of the increase in receivables related to new facilities that continue to progress through the change in ownership process. The Second Amendment also provided for a permanent increase in the Amended Revolver capacity to $22,500,000 beginning October 1, 2014 through the original maturity date of April 30, 2018, to reflect the expansion of the Company's business through new facility acquisitions.
As of March 31, 2014, the Company had $8,000,000 borrowings outstanding under the revolving credit facility compared to $0 outstanding as of December 31, 2013. The outstanding borrowings on the revolver primarily reflect the Company's approach to accumulated Medicaid and Medicare receivables at recently acquired facilities as these facilities proceed through the change in ownership process with CMS. Annual fees for letters of credit issued under this Revolver are 3.00% of the amount outstanding. The Company has six letters of credit with a total value of $7,157,000 outstanding as of March 31, 2014. Considering the balance of eligible accounts receivable, the letter of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $27,500,000, the balance available for borrowing under the revolving credit center is $12,343,000 at March 31, 2014.
Effective March 27, 2014, the Company executed its purchase option to acquire all assets associated with the Rose Terrace nursing center in Culloden, West Virginia from Milton Holdings, LLC which was considered a variable interest entity ("VIE") by the Company and consolidated prior to the date of this transaction. See Note 8 for further information on the VIE considerations. In conjunction with the purchase of the assets, the Company entered into an interest-only $8,000,000 term loan ("Rose Terrace Note") with a maturity date of March 27, 2015. The structure of the Rose Terrace Note reflects the Company's intent to sell the property and transfer operations to an unrelated third-party operator as further disclosed in Note 12. This transaction is anticipated to close no earlier than July 1, 2014, but prior to December 31, 2014. As such, the Rose Terrace Note is classified as a Current Liability on the Interim Consolidated Balance Sheet.
The Company’s debt agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and debt service coverage ratios. The Company is in compliance with all such covenants at March 31, 2014.
Interest Rate Swap Transaction
As part of the debt agreements entered into in March 2011, the Company entered into an interest rate swap agreement with a member of the bank syndicate as the counterparty. The Company designated its interest rate swap as a cash flow hedge and the earnings component of the hedge, net of taxes, is reflected as a component of other comprehensive income (loss). In conjunction with the amendment to the credit facility, the Company retained the previously agreed upon interest rate swap terms, and redesignated the interest rate swap as a cash flow hedge. The interest rate swap agreement requires the Company to make fixed rate payments to the bank calculated on the applicable notional amount of $22,055,000 at an annual fixed rate of 6.87% while the bank is obligated to make payments to the Company based on LIBOR on the same notional amounts.
The Company assesses the effectiveness of its interest rate swap on a quarterly basis, and at March 31, 2014, the Company determined that the interest rate swap was effective. The interest rate swap valuation model indicated a net liability of $887,000 at March 31, 2014. The fair value of the interest rate swap is included in “other noncurrent liabilities” on the Company’s interim consolidated balance sheet. The balance of accumulated other comprehensive loss at March 31, 2014 is $550,000 and reflects the liability related to the interest rate swap, net of the income tax benefit of $337,000. As the Company’s interest rate swap is not traded on a market exchange, the fair value is determined using a valuation based on a discounted cash flow analysis. This analysis reflects the contractual terms of the interest rate swap agreement and uses observable market-based inputs, including estimated future LIBOR interest rates. The interest rate swap valuation is classified in Level 2 of the fair value hierarchy, in accordance with the FASB guidance set forth in ASC 820, Fair Value Measurement.

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
Reserve for Estimated Self-Insured Professional Liability Claims
Because the Company’s actual liability for existing and anticipated professional liability and general liability claims will likely exceed the Company’s limited insurance coverage, the Company has recorded total liabilities for reported and estimated future claims of $28,411,000 as of March 31, 2014. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis and are presented without regard to any potential insurance recoveries. Amounts are added to the accrual for estimates of anticipated liability for claims incurred during each period, and amounts are deducted from the accrual for settlements paid on existing claims during each period.
The Company evaluates the adequacy of this liability on a quarterly basis. Semi-annually, the Company retains a third-party actuarial firm to assist in the evaluation of the current portion of this reserve. Merlinos & Associates, Inc. (“Merlinos”) assisted management in the preparation of an estimate of the appropriate accrual for the current claims period and for incurred, but not reported general and professional liability claims based on data furnished as of November 30, 2013.  The Company used this estimate from Merlinos in the preparation of its estimate of liability for incurred, but unreported professional liability claims as of as of March 31, 2014.
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
As of March 31, 2014, the Company is engaged in 61 professional liability lawsuits. Twelve lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The Company’s cash expenditures for self-insured professional liability costs from continuing operations were $1,143,000 and $2,138,000 for the three months ended March 31, 2014 and 2013, respectively.

The Company follows current accounting guidance set forth in FASB ASU 2010-24, “Presentation of Insurance Claims and Related Insurance Recoveries,” that clarifies that a health care entity should not net insurance recoveries against a related professional liability claim, and that the amount of the claim liability should be determined without consideration of insurance recoveries. Accordingly, the Company has recorded assets and equal liabilities of $274,000 at March 31, 2014 and $440,000 at December 31, 2013, respectively.
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
Other Insurance
With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. The Company is completely self-insured for workers’ compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. From June 30, 2003 until June 30, 2007, the Company’s workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. For the period from July 1, 2008 through March 31, 2014, the Company is covered by a prefunded deductible policy. Under this policy, the Company is self-insured for the first $500,000 per claim, subject to an aggregate maximum of $3,000,000. The Company funds a loss fund account with the insurer to pay for claims below the deductible. The Company accounts for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred. The liability for workers’ compensation claims is $298,000 at March 31, 2014. The Company has a non-current receivable for workers’ compensation policies covering previous years of $893,000 as of March 31, 2014. The non-current receivable is a function of payments paid to the Company’s insurance carrier in excess of the estimated level of claims expected to be incurred.
As of March 31, 2014, the Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $175,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $935,000 at March 31, 2014. The differences between actual settlements and reserves are included in expense in the period finalized.

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

Equity Grants and Valuations
During 2014 and 2013, the Compensation Committee of the Board of Directors approved grants totaling approximately 68,000 and 69,000 shares of restricted common stock to certain employees and members of the Board of Directors, respectively. The fair value of restricted shares are determined as the quoted market price of the underlying common shares at the date of the grant. The restricted shares typically vest 33% on the first, second and third anniversaries of the grant date. Unvested shares may not be sold or transferred. During the vesting period, dividends accrue on the restricted shares, but are paid in additional shares of common stock upon vesting, subject to the vesting provisions of the underlying restricted shares. The restricted shares are entitled to the same voting rights as other common shares. Upon vesting, all restrictions are removed. In addition to the shares of restricted common stock granted in 2013, the Compensation Committee of the Board of Directors also approved grants of approximately 55,000 unrestricted shares of common stock to certain employees. These shares were granted without restrictions and considered fully vested upon the date of the grant.
Summarized activity of the equity compensation plans is presented below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding, December 31, 2013	333,000	$6.64
Granted	—	—
Exercised	(1,000)	2.37
Expired or cancelled	(24,000)	7.61
Outstanding, March 31, 2014	308,000	$6.57

Exercisable, March 31, 2014	264,000	$6.71

		Weighted
		Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding, December 31, 2013	118,000	$5.41
Granted	68,000	5.51
Dividend Equivalents	1,000	6.27
Vested	(39,000)	5.47
Cancelled	—	—
Outstanding March 31, 2014	148,000	$5.45

Summarized activity of the Restricted Share Units for the Stock Purchase Plan is as follows:

		Weighted
		Average
	Restricted	Grant Date
	Share Units	Fair Value
Outstanding, December 31, 2013	41,000	$5.35
Granted	25,000	5.51
Dividend Equivalents	1,000	6.27
Vested	(19,000)	5.72
Cancelled	—	—
Outstanding March 31, 2014	48,000	$5.29

Prior to 2013, the Compensation Committee of the Board of Directors also approved grants of Stock Only Stock Appreciation Rights (“SOSARs”) and Stock Options at the market price of the Company's common stock on the grant date. The SOSARs and Options vest 33% on the first, second and third anniversaries of the grant date, and expire 10 years from the grant date. The SOSARs and Options were valued and recorded in the same manner, and will be settled with issuance of new stock for the difference between the market price on the date of exercise and the exercise price. The Company estimated the total recognized and unrecognized compensation using the Black-Scholes-Merton equity grant valuation model.

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

While no SOSARs or Options were granted during 2014 and 2013, previously granted SOSARs and Options remain outstanding as of March 31, 2014. The following table summarizes information regarding stock options and SOSAR grants outstanding as of March 31, 2014:

	Weighted
	Average		Intrinsic		Intrinsic
Range of	Exercise	Grants	Value-Grants	Grants	Value-Grants
Exercise Prices	Prices	Outstanding	Outstanding	Exercisable	Exercisable
$10.40 to $11.59	11.13	63,000	—	63,000	—
$2.37 to $6.21	5.32	245,000	214,000	201,000	192,000
		308,000		264,000
Stock-based compensation expense is non-cash and is included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. The Company recorded total stock-based compensation expense of $141,000 and $171,000 in the three month periods ended March 31, 2014 and 2013, respectively.

7.	EARNINGS (LOSS) PER COMMON SHARE
Information with respect to basic and diluted net loss per common share is presented below in thousands, except per share:

	Three Months Ended March 31,

	2014	2013
Numerator: Loss amounts attributable to Diversicare Healthcare Services, Inc. common shareholders:
Loss from continuing operations	$(211)	$(990)
Less: income attributable to noncontrolling interests	25	(18)
Loss from continuing operations attributable to Diversicare Healthcare Services, Inc.	(186)	(1,008)
Preferred stock dividends	(86)	(86)
Loss from continuing operations attributable to Diversicare Healthcare Services, Inc. common shareholders	(272)	(1,094)
Income (loss) from discontinued operations, net of income taxes	(834)	43
Net loss attributable to Diversicare Healthcare Services, Inc. common shareholders	$(1,106)	$(1,051)

	Three Months Ended March 31,
	2014	2013
Net loss per common share:
Per common share – basic
Loss from continuing operations	$(0.05)	$(0.19)
Income from discontinued operations
Operating income (loss), net of taxes	(0.10)	0.01
Gain on disposal, net of taxes	—	—
Discontinued operations, net of taxes	(0.10)	0.01
Net loss per common share – basic	$(0.19)	$(0.18)
Per common share – diluted
Loss from continuing operations	$(0.05)	$(0.19)
Income from discontinued operations
Operating income, net of taxes	(0.10)	0.01
Gain on disposal, net of taxes	—	—
Discontinued operations, net of taxes	(0.10)	0.01
Net loss per common share - diluted	$(0.19)	$(0.18)
Denominator: Weighted Average Common Shares Outstanding:
Basic	5,975	5,848
Diluted	5,975	5,848
The effects of 288,000 and 415,000 SOSARs and options outstanding were excluded from the computation of diluted earnings per common share in 2014 and 2013, respectively, because these securities would have been anti-dilutive due to the net loss. The weighted average common shares for basic and diluted earnings for common shares were the same due to the year-to-date loss in 2014 and 2013.

8.	VARIABLE INTEREST ENTITY
Accounting guidance requires that a variable interest entity (“VIE”) must be consolidated by the primary beneficiary in accordance with the provisions set forth in FASB ASC 810, Consolidation, as mentioned in Note 2 above. The primary beneficiary is the party that has both the power to direct activities of a VIE that most significantly impact the entity's economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. We perform an ongoing qualitative analysis to determine if we are the primary beneficiary of a VIE. At March 31, 2014, we determined that we are no longer the primary beneficiary of the one VIE that we have historically consolidated.
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
The Company initially entered into a lease agreement with the real estate developer that constructed, furnished, and equipped Rose Terrace. The agreement included the right to purchase the center and all associated assets beginning at the end of the first year of the initial term of the lease and continuing through the fifth year for a purchase price ranging from 110% to 120% of the total project cost. On March 27, 2014, the Company exercised this purchase option and acquired the land, building, and all other assets of the Rose Terrace nursing center from the real estate developer for the contractually agreed upon price of $7,693,000.

Prior to the exercise of the purchase option, the Company had determined it was the primary beneficiary of the VIE based on the ownership of the Certificate of Need, the fixed price purchase option described above, the Company’s ability to direct the activities that most significantly impact the economic performance of the VIE, and the right to receive potentially significant benefits from the VIE. Accordingly, as the primary beneficiary, the Company consolidated the balance sheet and results of operations of the VIE for periods prior to the exercise of the purchase option. However, after the exercise of the purchase option, the previous owners paid the outstanding debt related to the entity in full, and as a result the entity is no longer considered a VIE as of March 31, 2014.

9. EQUITY METHOD INVESTMENT
The investment in unconsolidated affiliate reflected on the interim consolidated balance sheet relates to a pharmacy joint venture partnership in which the Company owns 50%. The joint venture was initially funded by the Company and its partner and began operations during 2012. This investment in unconsolidated affiliate is accounted for using the equity method as the Company exerts significant influence, but does not control or otherwise consolidate the entity. The investment in unconsolidated affiliate balance at March 31, 2014, was $484,000 as compared to $487,000 at December 31, 2013. Additionally, the Company's share of the net profits and losses of the unconsolidated affiliate are reported in equity in net earnings or losses of unconsolidated affiliate in our statement of operations. The Company's equity in the net losses of unconsolidated affiliate for the three month period ended March 31, 2014, was $3,000 as compared to $237,000 for the three month period ended March 31, 2013.

10.	BUSINESS DEVELOPMENT
Acquisitions
On March 6, 2013, the Company entered into an asset purchase agreement ("the Agreement") with Cumberland & Ohio Co. of Texas, as receiver of the assets of SeniorTrust of Florida, Inc. to acquire certain land, improvements, furniture, fixtures and equipment, and personal property of five facilities, all located in Kansas, for an aggregate purchase price of $15,500,000. The purchase of the Kansas facilities was completed on May 1, 2013. The Company also incurred $338,000 in acquisition-related expenses associated with this transaction. The five facilities acquired under the Agreement include the following:

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

Lease Agreements

On March 1, 2014, the Company assumed operations at Diversicare of Big Springs, an existing 135-bed facility in Huntsville, Alabama. The nursing center is owned by an unrelated third-party and the lease provides for an initial 10-year lease term with two additional 5-year renewal options. The additional skilled nursing center increases the Company's footprint in Alabama to seven centers, and the third center in the Huntsville market. The center was already operating and treating patients on the transition date. There was no purchase price paid to enter into the lease agreement for this skilled nursing center.
On August 1, 2013, the Company assumed operations at Seneca Place, an existing 107-bed facility in Louisville, Kentucky.  The nursing center is owned by a real estate investment trust ("REIT"), and the lease provides for an initial 15-year lease term with a 5-year renewal option. This additional skilled nursing center increases the Company's footprint in Kentucky to nine nursing centers. The center was already operating and treating patients on the transition date. There was no purchase price paid to enter into the lease agreement for this skilled nursing center.
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
As a result of this transaction, the Company has reclassified the operations of these centers as discontinued operations for all periods presented in the accompanying interim consolidated financial statements. These centers contributed revenues of $0 and $15,823,000 and net loss of $611,000 and net income of $55,000 during the three months ended March 31, 2014 and 2013, respectively.  The net loss in 2014 primarily relates to professional liability expense incurred during the first quarter of 2014. The net income or loss for the nursing centers included in discontinued operations does not reflect any allocation of corporate general and administrative expense or any allocation of corporate interest expense. The Company considered these additional costs along with the centers' future prospects based upon operating history when determining the contribution of the skilled nursing centers to its operations.
The discontinued assets and liabilities of the disposed skilled nursing centers have been reclassified and are segregated in the interim consolidated balance sheets as assets and liabilities of discontinued operations. The current asset amounts, which are primarily composed of net accounts receivable, of $233,000 and $334,000, and the current liabilities are primarily composed of trade payable and various accrued expenses of $505,000 and $195,000 at March 31, 2014 and December 31, 2013, respectively. The Company expects to collect the balance of the accounts receivable and pay the remaining trade payables and accrued expenses in the ordinary course of business. The Company did not transfer the accounts receivable or liabilities to the new owner. Further, in accordance with Company accounting policy, the reserve for professional liability and workers' compensation will remain in the consolidated liability accounts as future payment of these liabilities will be paid through the Company's future operating cash flows.

12.	SUBSEQUENT EVENTS
Effective April 3, 2014, the Company entered into an asset purchase agreement with Rose Terrace Acq., LLC to sell Rose Terrace, a 90-bed skilled nursing facility in Culloden, West Virginia. The sales price is approximately $16.5 million and is subject to a number of conditions including an amendment to the Master Lease with Omega Health Investors, Inc. to terminate the lease only with respect to two other skilled nursing facilities in West Virginia, state licensure and regulatory approval. The Company concurrently entered into an operations transfer agreement with American Health Care Management, LLC, an affiliate of the purchaser with respect to two other skilled nursing facilities located in Danville and Ivydale, West Virginia. Upon the completion of the transaction, Diversicare will no longer operate any skilled nursing centers in the state of West Virginia. The transaction is anticipated to close no earlier than July 1, 2014.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Diversicare Healthcare Services, Inc. provides long-term care services to nursing center patients in nine states, primarily in the Southeast and Southwest. Our centers provide a range of health care services to their patients and residents that include nursing, personal care, and social services. In addition to the services usually provided in long-term care centers, we also offer a variety of comprehensive rehabilitation services as well as nutritional support services. As of March 31, 2014, the Company’s continuing operations consist of 48 nursing centers with 5,449 licensed nursing beds. The Company owns 14 and leases 34 of its nursing centers. The nursing center and licensed bed count includes the following recent business development activity:

•
The 135-bed facility in Huntsville, Alabama, for which the Company entered into a lease agreement and assumed operations effective March 1, 2014. The Medicaid and Medicare certification processes for this facility are currently underway, and are expected to be completed in the second quarter of 2014.

•
The 442 licensed nursing beds at the four recently leased skilled nursing centers, three in Ohio and one in Indiana, which we have operated since October 1, 2013. The Medicaid and Medicare certification processes were completed for these four leased facilities in the first quarter of 2014, and billing of these receivables are expected to begin in the second quarter of 2014. In addition to the licensed nursing beds, these four centers also include 270 licensed assisted living beds which are not included in the licensed nursing bed count.

•
The 107-bed facility in Louisville, Kentucky, for which the Company entered into a lease agreement in August 2013. The Medicare certification processes for this facility was completed in the first quarter of 2014, and billing of these receivables are expected to begin in the second quarter of 2014. The Medicaid certification process is currently underway, and is expected to be completed in the second quarter of 2014.

•
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
The assets and liabilities of the disposed skilled nursing centers have been reclassified and are segregated in the interim consolidated balance sheets as assets and liabilities of discontinued operations. The current asset amounts are primarily composed of net accounts receivable and the current liabilities consist primarily of accounts payable. The Company expects to collect the balance of the accounts receivable and pay the remaining trade payables and taxes in the ordinary course of business. The Company did not transfer the accounts receivable or liabilities to the new operators of these centers. Further, in accordance with Company accounting policy, the reserve for professional liability and workers' compensation will remain in the consolidated liability accounts as future payment of these liabilities will be paid through the Company's future operating cash flows.
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

Improving skilled mix and average Medicare rate:
Our strategic operating initiatives of improving our skilled mix and our average Medicare rate by accurately capturing the delivery of care required investing in nursing and clinical care to treat more acute patients along with nursing center based sales representatives to attract these patients. These initiatives developed referral and Managed Care relationships that have attracted and are expected to continue to attract patients whose stay in the centers is covered by Medicare and Managed Care. A comparison of our most recent quarter versus the third quarter of 2010, the quarter before we embarked on our strategic operating initiatives, reflects our success with these strategic operating initiatives:

	Three Months Ended
	March 31, 2014	September 30, 2010
As a percent of total census:
Medicare census	12.5%	12.3%
Managed Care census	3.8%	1.3%
Total skilled mix census	16.3%	13.6%
As a percent of total revenues:
Medicare revenues	28.4%	29.3%
Managed Care revenues	7.0%	2.8%
Total skilled mix revenues	35.4%	32.1%
Medicare average rate per day:	$438.91	$394.23
The initiatives have developed positive results in growing our skilled patient population, increasing the Managed Care census to 3.8% of total census in the first quarter of 2014, as compared to 1.3% in the third quarter of 2010, and total skilled mix census from 13.6% to 16.3% over the same period.
Implementing Electronic Medical Records to improve Medicaid capture:
As another part of our strategic operating initiative, we implemented EMR to improve documentation of the delivery of care. We completed the implementation of EMR in all our nursing centers in December 2011, on time and under budget. A comparison of our most recent quarter versus the third quarter of 2010 reflects the increase in our average Medicaid rate per day:

	Three Months Ended
	March 31, 2014	September 30, 2010
Medicaid average rate per day:	$161.98	$147.93
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

	March 31, 2014	September 30, 2010
Renovated nursing centers*	17	14
Amounts expended on renovations (in millions)*	$29.1	$20.9

*The amounts above include renovations which were performed on six homes within the state of Arkansas that have since been disposed of and recorded within discontinued operations. Renovation spending on these facilities totaled $7.3 million.
Completing strategic acquisitions:
Our strategic operating initiatives include a renewed focus on completing strategic acquisitions. We continue to pursue and investigate opportunities to acquire, lease or develop new centers, focusing primarily on opportunities within our existing areas of operation. We expect to announce additional development projects in the near future. We have added three skilled nursing centers in Kentucky, three in Ohio, one in Indiana, one in Alabama, and five in Kansas.
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

Critical Accounting Policies and Judgments
A “critical accounting policy” is one which is both important to the understanding of our financial condition and results of operations and requires management’s most difficult, subjective or complex judgments often involving estimates of the effect of matters that are inherently uncertain. Actual results could differ from those estimates and cause our reported net income or loss to vary significantly from period to period. Our critical accounting policies are more fully described in our 2013 Annual Report on Form 10-K.
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
The following table sets forth net patient and resident revenues related to our continuing operations by payor source for the periods presented (dollar amounts in thousands):

	Three Months Ended March 31,
	2014		2013
Medicaid	$41,762	50.1%	$33,444	52.9%
Medicare	23,682	28.4	18,157	28.7
Managed Care	5,928	7.0	4,341	6.9
Private Pay and other	11,992	14.5	7,338	11.5
Total	$83,364	100.0%	$63,280	100.0%
The following table sets forth average daily skilled nursing census by payor source for our continuing operations for the periods presented:

	Three Months Ended March 31,
	2014		2013
Medicaid	2,879	68.4%	2,313	69.8%
Medicare	528	12.5	412	12.4
Managed Care	161	3.8	118	3.6
Private Pay and other	643	15.3	469	14.2
Total	4,211	100.0%	3,312	100.0%

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
Therapy Services. There are annual Medicare Part B reimbursement limits on therapy services that can be provided to an individual. The limits impose a $1,920 per patient annual ceiling on physical and speech therapy services, and a separate $1,920 per patient annual ceiling on occupational therapy services. CMS established an exception process to permit therapy services in certain situations and we provide services that are reimbursed under the exceptions process. The exceptions process has been extended several times, most recently by the Protecting Access to Medicare Act of 2014, which extended this exception process through March 31, 2015.
Related to the exceptions process discussed above, for services provided with dates of service between January 1, 2014, through March 31, 2015, providers are required to submit a request for an exception for therapy services above the threshold of $3,700 which will then be manually medically reviewed, consistent with the treatment of these services historically. Similar to the therapy cap exceptions process, the threshold process will have a $3,700 per patient threshold on physical and speech therapy services, and a separate $3,700 per patient threshold on occupational therapy services. The exception reviews were conducted by Medicare Administrative Contractors during this period.
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
Medicare Part B therapy services in our centers are determined according to MPFS. Annually since 1997, the MPFS has been subject to a Sustainable Growth Rate Adjustment (“SGR”) intended to keep spending growth in line with allowable spending. Each year since the SGR was enacted, this adjustment produced a scheduled negative update to payment for physicians, therapists and other healthcare providers paid under the MPFS. Congress has stepped in with so-called “doc fix” legislation numerous times to stop payment cuts to physicians, most recently by the Pathway to SGR Reform Act of 2013, which stopped these payment cuts through March 31, 2014.
The Pathway to SGR Reform Act of 2013 also extended several other elements of the Middle Class Tax Relief and Job Creation Act of 2012, including the reduction of bad debt treated as an allowable cost. Prior to this act, Medicare reimbursed providers for beneficiaries’ unpaid coinsurance and deductible amounts after reasonable collection efforts at a rate between 70 and 100 percent of beneficiary bad debt. This provision reduced bad debt reimbursement exposure for all providers to 65 percent.
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

We receive the majority of our annual Medicaid rate increases during the third quarter of each year. The rate changes received in the third quarter of 2013 and the third quarter of 2012, along with increased Medicaid acuity in our acuity based states, was the primary contributor to our 1.0% increase in average rate per day for Medicaid patients in 2014 compared to 2013. Based on the rate changes received during the third quarter of 2013, we expect downward pressure on our rate per day for Medicaid patients as we move into 2014 due to modest rate decreases in many of the states within which we operate.
We are unable to predict what, if any, reform proposals or reimbursement limitations will be implemented in the future, or the effect such changes would have on our operations. For the three months ended March 31, 2014, we derived 28.4% and 50.1% of our total patient revenues related to continuing operations from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on our profitability.
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

Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of March 31, 2014, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	After 5 Years
Long-term debt obligations (1)	$72,328	$20,096	$7,811	$44,421	$—
Settlement obligations (2)	2,270	2,270	—	—	—
Series C Preferred Stock (3)	4,918	4,918	—	—	—
Elimination of Preferred Stock Conversion feature (4)	3,091	687	1,374	1,030	—
Operating leases (5)	581,081	27,989	58,114	59,901	435,077
Required capital expenditures under operating leases (6)	7,006	245	490	490	5,781
Total	$670,694	$56,205	$67,789	$105,842	$440,858

(1)	Long-term debt obligations include scheduled future payments of principal and interest of long-term debt and amounts outstanding on our capital lease obligations.

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
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to two times their annual salary in the event of a termination without cause, a constructive discharge (as defined therein), or upon a change of control of the Company (as defined therein). The maximum contingent liability under these agreements is approximately $1,610,000 as of March 31, 2014. The terms of such agreements are for one year and automatically renew for one year if not terminated by us or the employee. In addition, upon the occurrence of any triggering event, those certain members of management may elect to require that we purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of our common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of our common stock on March 31, 2014, the potential contingent liability for the repurchase of the equity grants is $48,000.

Results of Operations
The results of operations presented have been reclassified to present the effects of certain divestitures discussed in the overview to "Management's Discussion and Analysis of Financial Condition and Results of Operations."
The following tables present the unaudited interim statements of operations and related data for the three month periods ended March 31, 2014 and 2013:

(in thousands)	Three Months Ended March 31,
	2014	2013	Change	%
PATIENT REVENUES, net	$83,364	$63,280	$20,084	31.7%
EXPENSES:
Operating	66,727	50,875	15,852	31.2%
Lease and rent expense	6,343	5,033	1,310	26.0%
Professional liability	2,640	1,985	655	33.0%
General and administrative	5,114	4,984	130	2.6%
Depreciation and amortization	1,898	1,588	310	19.5%
Total expenses	82,722	64,465	18,257	28.3%
OPERATING INCOME (LOSS)	642	(1,185)	1,827	154.2%
OTHER INCOME (EXPENSE):
Equity in net income (loss) of unconsolidated affiliate	(3)	(237)	234	98.7%
Interest expense, net	(1,079)	(687)	(392)	57.1%
	(1,082)	(924)	(158)	17.1%
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(440)	(2,109)	1,669	(79.1)%
BENEFIT FOR INCOME TAXES	229	1,119	(890)	(79.5)%
LOSS FROM CONTINUING OPERATIONS	$(211)	$(990)	$779	(78.7)%

Percentage of Net Revenues	Three Months Ended March 31,
	2014	2013
PATIENT REVENUES, net	100.0%	100.0%
EXPENSES:
Operating	80.0	80.4
Lease and rent expense	7.6	8.0
Professional liability	3.2	3.1
General and administrative	6.1	7.9
Depreciation and amortization	2.3	2.5
Total expenses	99.2	101.9
OPERATING INCOME (LOSS)	0.8	(1.9)
OTHER INCOME (EXPENSE):
Equity in net losses of unconsolidated affiliate	—	(0.4)
Interest expense, net	(1.3)	(1.1)
	(1.3)	(1.5)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(0.5)	(3.4)
BENEFIT FOR INCOME TAXES	0.3	1.8
LOSS FROM CONTINUING OPERATIONS	(0.2)%	(1.6)%

Three Months Ended March 31, 2014 Compared With Three Months Ended March 31, 2013
Patient Revenues
Patient revenues were $83.4 million in 2014 and $63.3 million in 2013. This increase is primarily attributable to the acquisition of new facilities during the period. The following table summarizes the revenue increases attributable to our portfolio growth (in thousands):

	Period Ended March 31,
	2014	2013	Change
Same-store revenue	$64,708	$63,280	$1,428
2013 acquisition revenue	17,682	—	17,682
2014 acquisition revenue	974	—	974
Total revenue	$83,364	$63,280	20,084
The overall increase in revenue of $20.1 million is primarily attributable to revenue contributions from acquisition activity in 2013 of $17.7 million, as well as the contribution from the newly leased nursing center in Huntsville, Alabama. This nursing center contributed $1.0 million in revenues since the Company assumed operations on March 1, 2014.
The same-store revenues increased by $1.4 million in 2014 compared to the same period in 2013. Overall same-store Medicaid census increased 3.95% in 2014 resulting in same-store revenue increase of $1.3 million compared to 2013. Managed Care average daily census increased 5.35% resulting in a revenue increase at our same-store nursing centers of $0.2 million in revenue. The increases in revenue associated with our census increases were partially offset by a decrease in Medicare census resulting in a revenue decrease of $0.6 million in same-store nursing centers as compared to 2013.
The average Medicaid rate per patient day at same-store nursing centers for 2014 increased compared to 2013, resulting in an increase in revenue of $0.6 million. This average rate per day for Medicaid patients is the result of rate increases in certain states and increasing patient acuity levels. The average Medicare rate per patient day for same-store nursing centers increased for 2014 compared to 2013, resulting in an increase in revenue of $0.2 million.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Three Months Ended March 31,
	2014	2013
Skilled nursing occupancy	78.6%	76.0%
As a percent of total census:
Medicare census	12.5%	12.4%
Managed Care census	3.8%	3.6%
As a percent of total revenues:
Medicare revenues	28.4%	28.7%
Medicaid revenues	50.1%	52.9%
Managed Care revenues	7.0%	6.9%
Average rate per day:
Medicare	$438.91	$435.18
Medicaid	$161.98	$160.37
Managed Care	$382.94	$382.78
Operating Expense
Operating expense increased in the first quarter of 2014 to $66.7 million as compared to $50.9 million in the first quarter of 2013, driven primarily by the $14.8 million increase in operating costs attributable to the nursing center operations acquired in 2013, as well as $0.6 million of operating expense associated with the nursing center operations assumed in the first quarter of 2014. The following table summarizes the expense increases attributable to our portfolio growth (in thousands):

	Period Ended March 31,
	2014	2013	Change
Same-store operating expense	$51,249	$50,875	$374
2013 acquisition expense	14,837	—	14,837
2014 acquisition expense	641	—	641
Total expense	$66,727	$50,875	$15,852
Operating expense decreased as a percentage of revenue at 80.0% for the first quarter of 2014 as compared to 80.4% for the first quarter of 2013. The largest component of operating expenses is wages. Considering the aforementioned addition of the new centers, we experienced an increase to $38.1 million in the first quarter of 2014 as compared to $31.0 million in the first quarter of 2013, an increase of $7.1 million, or 23.0%. While wages increased overall, wages as a percentage of revenue decreased in the first quarter of 2014 to 45.7% as compared to 48.9% in the first quarter of 2013, a decrease of 3.2%.
Bad debt expense increased approximately $0.6 million in 2014 compared to 2013 driven significantly by the growth in Medicaid patients undergoing the initial qualification process.
Lease Expense
Lease expense increased in the first quarter of 2014 to $6.3 million as compared to $5.0 million in the first quarter of 2013. The increase in lease expense was primarily attributable to $1.1 million in combined lease expense for the five newly leased nursing centers in 2013. Additionally, the nursing center in Huntsville, Alabama that was leased in the the first quarter of 2014 contributed $0.1 million in expense during the period. The remaining increase is attributable to annual rent increases on existing lease agreements.
Professional Liability
Professional liability expense was $2.6 million in the first quarter of 2014 compared to $2.0 million in the first quarter of 2013, an increase of $0.6 million. We were engaged in 61 professional liability lawsuits as of March 31, 2014, compared to 47 as of December 31, 2013. Our quarterly cash expenditures for professional liability costs of continuing operations were $1.1 million and $2.1 million for 2014 and 2013, respectively. Professional liability expense and cash expenditures fluctuate from year to year based respectively on the results of our third-party professional liability actuarial studies and on the costs incurred in defending and settling existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.

General and Administrative Expense
General and administrative expense was $5.1 million in the first quarter of 2014 as compared to $5.0 million in the first quarter of 2013, an increase of $0.1 million, but decreased as a percentage of revenue from 7.9% in 2013 to 6.1% in 2014. The increase in general and administrative expense is primarily attributable to an increase in salaries and related taxes of $0.2 million in the first quarter of 2014, primarily associated with the newly established Ohio and Kansas regional teams.
Depreciation and Amortization
Depreciation and amortization expense was approximately $1.9 million in the first quarter of 2014 as compared to $1.6 million in 2013. The increase in depreciation expense relates to fixed assets at the newly leased and acquired centers.
Interest Expense, Net
Interest expense was $1.1 million in the first quarter of 2014 and $0.7 million in the first quarter of 2013, an increase of $0.4 million. The increase was primarily attributable to higher debt balances in 2014 as a result of the amended Mortgage Loan, which increased the balance of outstanding debt as a result of the acquisition of the Kansas centers, as well as the outstanding balance of the amended Revolver as a result of the on-going CHOW process at newly leased facilities.
Loss from Continuing Operations before Income Taxes; Loss from Continuing Operations per Common Share
As a result of the above, continuing operations reported a loss before income taxes of $0.4 million for the first quarter of 2014 as compared to a loss of $2.1 million for the first quarter of 2013. The benefit for income taxes was $0.2 million in the first quarter of 2014 as compared to $1.1 million in the first quarter of 2013. The basic and diluted loss per common share from continuing operations were both $0.05 for the first quarter of 2014 as compared to $0.19 in the first quarter of 2013.

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
Net cash used by operating activities of continuing operations totaled $4.7 million in the three months ended March 31, 2014, as compared to $3.2 million in the same period of 2013.
Our cash expenditures related to professional liability claims of continuing operations were $1.1 million and $2.1 million for three months ended March 31, 2014 and 2013, respectively. Although we work diligently to limit the cash required to settle and defend professional liability claims, a significant judgment entered against us in one or more legal actions could have a material adverse impact on our cash flows and could result in our being unable to meet all of our cash needs as they become due.
Investing activities of continuing operations used cash of $0.6 million and $1.1 million in 2014 and 2013, respectively. The increase is also attributable to the $0.2 million change in restricted cash and $0.1 million in deposits as a result of interest on these accounts.
Financing activities of continuing operations provided cash of $5.2 million in 2014 as compared to cash used of $0.9 million in 2013 primarily due to draws on the Company's revolving credit facility and the new debt associated with the Company's purchase of the Rose Terrace nursing center.

Dividends
On May 7, 2014, the Board of Directors declared a quarterly dividend of $0.055 per common share payable to shareholders of record as of June 30, 2014, to be paid on July 14, 2014. While the Board of Directors intends to pay quarterly dividends, the Board will make the determination of the amount of future cash dividends, if any, to be declared and paid based on, among other things, the Company’s financial condition, funds from operations, the level of its capital expenditures and its future business prospects and opportunities.
Redeemable Preferred Stock
At March 31, 2014, we have outstanding 5,000 shares of Series C Redeemable Preferred Stock (“Preferred Stock”) that has a stated value of approximately $4.9 million which pays an annual dividend rate of 7% of its stated value. Dividends on the Preferred Stock are paid quarterly in cash. The Preferred Stock was issued to Omega in 2006 and is not convertible, but has been redeemable at its stated value at Omega’s option since September 30, 2010, and since September 30, 2007, has been redeemable at its stated value at our option. Redemption under our option or Omega’s is subject to certain limitations. We believe we have adequate resources to redeem the Preferred Stock if Omega were to elect to redeem it.
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
As of March 31, 2014, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred, but unreported claims of $28.4 million. Our calculation of this estimated liability is based on an assumption that the Company will not incur a severely adverse judgment with respect to any asserted claim; however, a significant judgment could be entered against us in one or more of these legal actions, and such a judgment could have a material adverse impact on our financial position and cash flows.
Capital Resources
As of March 31, 2014, we had $60.8 million of outstanding long-term debt and capital lease obligations. The $60.8 million total includes $0.6 million in capital lease obligations, $8.0 million currently outstanding on the revolving credit facility, and $8.0 million in a note payable for the asset purchase of the Rose Terrace nursing center in West Virginia. The balance of the long-term debt is comprised of $44.2 million owed on our mortgage loan.
On May 1, 2013, the Company executed an Amended and Restated Credit Agreement (the "Credit Agreement") which modified the terms of the Original Mortgage Loan and the Original Revolver Agreements dated February 28, 2011. The Credit Agreement increases the Company's borrowing capacity to $65,000,000 allocated between a $45,000,000 Mortgage Loan ("Amended Mortgage Loan") and a $20,000,000 Revolver ("Amended Revolver"). Loan acquisition costs associated with the Amended Mortgage Loan and the Amended Revolver were capitalized in the amount of $1,341,000 and are being amortized over the five-year term of the agreements. Loan acquisition costs of $566,000 associated with the Original Mortgage Loan were written off in conjunction with this restructuring and are recorded in Debt Retirement Costs in the Interim Consolidated Statement of Operations for the nine-month period ended March 31, 2014.
Under the terms of the amended agreements, the syndicate of banks provided the Amended Mortgage Loan with an original balance of $45.0 million with a five-year maturity through April 30, 2018, and a $20.0 million Amended Revolver through April 30, 2018. The Amended Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25-year amortization. Interest is based on LIBOR plus 4.5%, which was 4.65% at March 31, 2014, but a portion of the outstanding principal balance under the Amended Mortgage Loan is effectively fixed at 6.87% as a result of the interest rate swap described below. The Amended Mortgage Loan is secured by thirteen owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized. The Company’s Amended Revolver has an interest rate of LIBOR plus 4.5%.
Effective March 31, 2014, the Company entered into the Second Amendment to the Amended and Restated Revolver ("Second Amendment"). The Second Amendment temporarily increased the Amended Revolver capacity from the $20.0 million in the original Amended Revolver to $27.5 million through September 30, 2014, as a result of the increase in receivables related to new facilities that continue to progress in the change in ownership process. The Second Amendment also provided for a permanent increase in the Amended Revolver capacity to $22.5 million beginning October 1, 2014 through the original maturity date of April 30, 2018, to reflect the expansion of the Company's business through new facility acquisitions.
As of March 31, 2014, the Company had $8.0 million borrowings outstanding under the revolving credit facility. The outstanding borrowings on the revolver primarily reflect the Company's approach to accumulated Medicaid and Medicare receivables at recently acquired facilities as these facilities proceed through the change in ownership process with CMS. Annual fees for letters of credit issued under this Revolver are 3.00% of the amount outstanding. The Company has six letters of credit with a total value of $7.2 million outstanding as of March 31, 2014. Considering the balance of eligible accounts receivable, the letter of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $27.5 million, the balance available for borrowing under the revolving credit center is $12.3 million at March 31, 2014.
Effective March 27, 2014, the Company executed its purchase option to acquire all assets associated with the Rose Terrace nursing center in Culloden, West Virginia from Milton Holdings, LLC which was considered a variable interest entity ("VIE") by the Company and consolidated prior to the date of this transaction. See Note 8 to the Interim Consolidated Financial Statements under Item 1 above (the "Financial Statements") for further information on the VIE considerations. In conjunction with the purchase of the assets, the Company entered into an interest-only $8.0 million term loan ("Rose Terrace Note") with a maturity date of March 27, 2015. The structure of the Rose Terrace Note reflects the Company's intent to sell the property and transfer operations to an unrelated third-party operator as further disclosed in Note 12 to the Financial Statements. This transaction is anticipated to close no earlier than July 1, 2014, but prior to December 31, 2014. As such, the Rose Terrace Note is classified as a Current Liability on the Interim Consolidated Balance Sheet.
Our lending agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and debt service coverage ratios. We are in compliance with all such covenants at March 31, 2014.
Our calculated compliance with financial covenants is presented below:

	Requirement	Level at March 31, 2014
Minimum fixed charge coverage ratio	1.10:1.00	1.21:1.00
Minimum adjusted EBITDA	$10.00 million	$14.86 million
EBITDAR (mortgaged centers)	$5.25 million	$6.94 million
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
Nursing Center Renovations
During 2005, we began an initiative to complete strategic renovations of certain centers to improve occupancy, quality of care and profitability. We developed a plan to begin with those centers with the greatest potential for benefit, and began the renovation program during the third quarter of 2005. As of March 31, 2014, we have completed renovations at 17 centers, 11 of which are within our continuing operations as a result of our Arkansas divestiture. We are currently implementing plans for renovation projects at two of our Texas centers.
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
Accounts receivable attributable to patient services of continuing operations totaled $46.4 million at March 31, 2014 compared to $39.1 million at December 31, 2013, representing approximately 42 days and 43 days revenue in accounts receivable, respectively. The increase in accounts receivable is due to increases in payor sources with longer payment cycles, including Managed Care payors, as well as an increase in Medicaid patients undergoing the initial qualification process.
Our accounts receivable included approximately $10.3 million and $5.1 million at March 31, 2014 and December 31, 2013, respectively of unbilled accounts, primarily attributable to newly acquired facilities.  During the change of ownership process, we were required to hold these accounts while waiting for final Medicare and Medicaid approvals.
The allowance for bad debt was $4.7 million at March 31, 2014 as compared to $4.0 million at December 31, 2013. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.
Off-Balance Sheet Arrangements
We have six letters of credit outstanding with an aggregate value of approximately $7.2 million as of March 31, 2014, the first of which serves as a security deposit for our facility lease with Omega in the amount of $4.6 million. The second letter of credit serves our initial funding of insurance policies with a captive insurance company in the amount of $1.0 million. The balance of the outstanding letters of credit relate to deposits at various leased facilities where the Company opted to issue letters of credit as a deposit in lieu of cash. These letters of credit were issued under our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility.

Forward-Looking Statements
The foregoing discussion and analysis provides information deemed by management to be relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read in conjunction with our consolidated financial statements included herein. Certain statements made by or on behalf of us, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those contemplated by the forward-looking statements made herein. In addition to any assumptions and other factors referred to specifically in connection with such statements, other factors, many of which are beyond our ability to control or predict, could cause our actual results to differ materially from the results expressed or implied in any forward-looking statements including, but not limited to, our ability to successfully operate the new nursing centers in Alabama, Kansas, Kentucky, Ohio, and Indiana, our ability to increase census at our renovated centers, changes in governmental reimbursement, including the impact of the CMS final rule that has resulted in a reduction in Medicare reimbursement as of October 2012 and our ability to mitigate the impact of the revenue reduction, government regulation, the impact of the recently adopted federal health care reform or any future health care reform, any increases in the cost of borrowing under our credit agreements, our ability to comply with covenants contained in those credit agreements, the outcome of professional liability lawsuits and claims, our ability to control ultimate professional liability costs, the accuracy of our estimate of our anticipated professional liability expense, the impact of future licensing surveys, the outcome of proceedings alleging violations of state or Federal False Claims Acts, laws and regulations governing quality of care or other laws and regulations applicable to our business including laws governing reimbursement from government payors, impacts associated with the implementation of our electronic medical records plan, the costs of investing in our business initiatives and development, our ability to control costs, changes to our valuation of deferred tax assets, changes in occupancy rates in our centers, changing economic and competitive conditions, changes in anticipated revenue and cost growth, changes in the anticipated results of operations, the effect of changes in accounting policies as well as others. Investors also should refer to the risks identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as risks identified in “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2013, for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the Company’s business plans and prospects. Such cautionary statements identify important factors that could cause our actual results to materially differ from those projected in forward-looking statements. In addition, we disclaim any intent or obligation to update these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of March 31, 2014, we had outstanding borrowings of approximately $44.2 million, $22.1 million of which was subject to variable interest rates. In connection with our May 2013 financing agreement, we entered into an interest rate swap with respect to one half of the Amended Mortgage Loan to mitigate the floating interest rate risk of such borrowing. In the event that interest rates were to change 1%, the impact on future pre-tax cash flows would be approximately $221,000 annually, representing the impact of increased or decreased interest expense on variable rate debt.

ITEM 4. CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2014. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is properly recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.
Based on an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, as of March 31, 2014, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

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
As of March 31, 2014, we are engaged in 61 professional liability lawsuits. Twelve lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The ultimate results of any of our professional liability claims and disputes cannot be predicted with certainty. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
In November 2012, a purported stockholder class action complaint was filed in the Chancery Court for Williamson County, Tennessee (21st Judicial District) against the Company's Board of Directors. This action alleges that the Board of Directors breached its fiduciary duties to stockholders related to its response to certain expressions of interest in a potential strategic transaction from Covington Investments, LLC (“Covington”). The complaint asserts that the Board failed to negotiate or otherwise appropriately consider Covington's proposals. Plaintiff has filed a motion seeking to certify the action as a class action, which is schedule for hearing on June 2, 2014. We intend to defend the matter vigorously.
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
In January 2009, a purported class action complaint was filed in the Circuit Court of Garland County, Arkansas against the Company and certain of its subsidiaries and Garland Nursing & Rehabilitation Center (the “Facility”). The complaint alleges that the defendants breached their statutory and contractual obligations to the patients of the Facility over the five-year period prior to the filing of the complaints. The lawsuit remains in its early stages and has not yet been certified by the court as a class action. The Company intends to defend the lawsuit vigorously.
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
ITEM 5. OTHER INFORMATION
On May 7, 2014, the Company entered into a fourth amendment (the “Fourth Amendment”) to the Amended and Restated Rights Agreement, dated as of December 7, 1998, as amended March 19, 2005, August 15, 2008, and August 14, 2009 between the Company (formerly Advocat Inc.) and ComputerShare Trust Company, N.A., as successor to SunTrust Bank, as Rights Agent. In the Fourth Amendment, the Company has changed the Expiration Date of the preferred share purchase rights (the “Rights”) under the Rights Agreement from August 2, 2018 to May 15, 2014. As a result of the Fourth Amendment, the Rights Agreement will terminate by its terms and be of no further force and effect and the Rights will expire at the close of business on May 15, 2014. Shareholders do not have to take any action as a result of this termination and this action will have no effect on the Company’s common stock.

ITEM 6. EXHIBITS
The exhibits filed as part of this report on Form 10-Q are listed in the Exhibit Index immediately following the signature page.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Diversicare Healthcare Services, Inc.

May 8, 2014

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

4.6
Fourth Amendment to Amended and Restated Rights Agreement, dated May 7, 2014, between the Company and Computershare Trust Company, N.A, as successor to SunTrust Bank, as Rights Agent (incorporated by reference to Exhibit 5 to the Company's Registration Statement on Form 8-A/A filed on May 8, 2014).

10.1	Asset Purchase Agreement dated April 3, 2014, by and between Diversicare Rose Terrace, LLC, and Rose Terrace Acq., LLC.

10.2
Second Amendment and Consent to Amended and Restated Revolving Loan and Security Agreement dated as of March 31, 2014, among the Company and a syndicate of financial institutions and banks, including The PrivateBank as the Administering Agent.

10.3	Term Loan and Security Agreement effective as of March 27, 2014, by and between Diversicare Rose Terrace, LLC and The PrivateBank And Trust Company.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document