Form 10-Q
period 2014-09-30
Diversicare Healthcare Services, Inc.
filed 2014-11-06
CIK 919956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
CHECK ONE:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
6,156,332
(Outstanding shares of the issuer’s common stock as of October 31, 2014)

Part I. FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,855	$3,781
Receivables, less allowance for doubtful accounts of $5,333 and $3,879, respectively	42,067	32,658
Other receivables	899	1,118
Prepaid expenses and other current assets	2,339	2,442
Income tax refundable	515	763
Current assets of discontinued operations	390	2,870
Deferred income taxes	7,757	6,579
Total current assets	57,822	50,211
PROPERTY AND EQUIPMENT, at cost	97,605	93,572
Less accumulated depreciation and amortization	(53,288)	(48,516)
Discontinued operations, net	600	8,987
Property and equipment, net	44,917	54,043
OTHER ASSETS:
Deferred income taxes	12,130	15,912
Deferred financing and other costs, net	1,839	1,914
Investment in unconsolidated affiliate	399	487
Other noncurrent assets	6,180	5,698
Acquired leasehold interest, net	7,940	8,228
Noncurrent assets of discontinued operations	4	1,251
Total other assets	28,492	33,490
	$131,231	$137,744
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(continued)

	September 30, 2014	December 31, 2013
	(Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt and capitalized lease obligations	$7,208	$4,549
Trade accounts payable	7,863	7,177
Current liabilities of discontinued operations	136	1,359
Accrued expenses:
Payroll and employee benefits	14,200	12,255
Self-insurance reserves, current portion	12,159	11,711
Other current liabilities	6,024	5,116
Total current liabilities	47,590	42,167
NONCURRENT LIABILITIES:
Long-term debt and capitalized lease obligations, less current portion	42,851	43,552
Self-insurance reserves, noncurrent portion	15,378	16,375
Noncurrent liabilities of discontinued operations	—	5,952
Other noncurrent liabilities	13,875	15,214
Total noncurrent liabilities	72,104	81,093
COMMITMENTS AND CONTINGENCIES
SERIES C REDEEMABLE PREFERRED STOCK
$.10 par value, 5,000 shares authorized and issued, and 0 and 5,000 shares outstanding, respectively	—	4,918
SHAREHOLDERS’ EQUITY:
Series A preferred stock, authorized 200,000 shares, $.10 par value, none issued and outstanding	—	—
Common stock, authorized 20,000,000 shares, $.01 par value, 6,388,000 and 6,307,000 shares issued, and 6,156,000 and 6,075,000 shares outstanding, respectively	64	63
Treasury stock at cost, 232,000 shares of common stock	(2,500)	(2,500)
Paid-in capital	19,891	19,570
Accumulated deficit	(5,450)	(8,435)
Accumulated other comprehensive loss	(468)	(569)
Total shareholders’ equity of Diversicare Healthcare Services, Inc.	11,537	8,129
Noncontrolling interest	—	1,437
Total shareholders’ equity	11,537	9,566
	$131,231	$137,744
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended September 30,
	2014	2013
PATIENT REVENUES, net	$90,331	$64,631
EXPENSES:
Operating	73,006	54,186
Lease and rent expense	6,876	4,817
Professional liability	1,743	947
General and administrative	5,582	5,006
Depreciation and amortization	1,812	1,634
Restructuring	—	944
Total expenses	89,019	67,534
OPERATING INCOME (LOSS)	1,312	(2,903)
OTHER INCOME (EXPENSE):
Equity in net income (loss) of unconsolidated affiliate	(30)	63
Interest expense, net	(916)	(855)
Total other expense	(946)	(792)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	366	(3,695)
BENEFIT (PROVISION) FOR INCOME TAXES	(147)	1,374
INCOME (LOSS) FROM CONTINUING OPERATIONS	219	(2,321)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Operating loss, net of tax of $384 and $1,435, respectively	(585)	(2,444)
Gain on disposal, net of tax of $(3,009) and $0, respectively	4,513	—
Income (loss) from discontinued operations	3,928	(2,444)
NET INCOME (LOSS)	4,147	(4,765)
Less: (income) loss attributable to noncontrolling interests	—	(17)
NET INCOME (LOSS) ATTRIBUTABLE TO DIVERSICARE HEALTHCARE SERVICES, INC.	4,147	(4,782)
PREFERRED STOCK DIVIDENDS	(48)	(86)
NET INCOME (LOSS) FOR DIVERSICARE HEALTHCARE SERVICES, INC. COMMON SHAREHOLDERS	$4,099	$(4,868)
NET INCOME (LOSS) PER COMMON SHARE FOR DIVERSICARE HEALTHCARE SERVICES, INC. SHAREHOLDERS:
Per common share – basic
Continuing operations	$0.03	$(0.41)
Discontinued operations	0.65	(0.42)
	$0.68	$(0.83)
Per common share – diluted
Continuing operations	$0.03	$(0.41)
Discontinued operations	0.63	(0.42)
	$0.66	$(0.83)
COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.055	$0.055
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,020,000	5,892,000
Diluted	6,248,000	5,892,000

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands and unaudited)

	Three Months Ended September 30,
	2014	2013
NET INCOME (LOSS)	$4,147	$(4,765)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of cash flow hedge, net of tax	254	100
Less: reclassification adjustment for amounts recognized in net income	(128)	(135)
Total other comprehensive income (loss)	126	(35)
COMPREHENSIVE INCOME (LOSS)	4,273	(4,800)
Less: comprehensive (income) loss attributable to noncontrolling interest	—	(17)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO DIVERSICARE HEALTHCARE SERVICES, INC.	$4,273	$(4,817)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Nine Months Ended September 30,
	2014	2013
PATIENT REVENUES, net	$250,443	$184,558
EXPENSES:
Operating	200,517	152,014
Lease and rent expense	19,094	14,398
Professional liability	5,360	4,212
General and administrative	16,077	15,769
Depreciation and amortization	5,252	4,572
Restructuring	—	944
Total expenses	246,300	191,909
OPERATING INCOME (LOSS)	4,143	(7,351)
OTHER INCOME (EXPENSE):
Equity in net loss of unconsolidated affiliate	(89)	(152)
Interest expense, net	(2,757)	(2,140)
Debt retirement costs	—	(320)
Total other income (expense)	(2,846)	(2,612)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,297	(9,963)
BENEFIT (PROVISION) FOR INCOME TAXES	(538)	3,947
INCOME (LOSS) FROM CONTINUING OPERATIONS	759	(6,016)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Operating loss, net of tax of $732 and $1,101, respectively	(1,069)	(1,875)
Gain on disposal, net of taxes of $(3,009) and $0, respectively	4,513	—
Income (loss) from discontinued operations	3,444	(1,875)
NET INCOME (LOSS)	4,203	(7,891)
Less: (income) loss attributable to noncontrolling interests	25	(51)
NET INCOME (LOSS) ATTRIBUTABLE TO DIVERSICARE HEALTHCARE SERVICES, INC.	4,228	(7,942)
PREFERRED STOCK DIVIDENDS	(220)	(258)
NET INCOME (LOSS) FOR DIVERSICARE HEALTHCARE SERVICES, INC. COMMON SHAREHOLDERS	$4,008	$(8,200)
NET INCOME (LOSS) PER COMMON SHARE FOR DIVERSICARE HEALTHCARE SERVICES, INC. SHAREHOLDERS:
Per common share – basic
Continuing operations	$0.09	$(1.07)
Discontinued operations	0.57	(0.32)
	$0.66	$(1.39)
Per common share – diluted
Continuing operations	$0.09	$(1.07)
Discontinued operations	0.56	(0.32)
	$0.65	$(1.39)
COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.165	$0.165
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,004,000	5,878,000
Diluted	6,171,000	5,878,000

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands and unaudited)

	Nine Months Ended September 30,
	2014	2013
NET INCOME (LOSS)	4,203	(7,891)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of cash flow hedge, net of tax	478	469
Less: reclassification adjustment for amounts recognized in net income	(376)	(226)
Total other comprehensive income (loss)	102	243
COMPREHENSIVE INCOME (LOSS)	4,305	(7,648)
Less: comprehensive (income) loss attributable to noncontrolling interest	25	(51)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO DIVERSICARE HEALTHCARE SERVICES, INC.	$4,330	$(7,699)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	4,203	(7,891)
Discontinued operations	3,444	(1,875)
Income (loss) from continuing operations	759	(6,016)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	5,252	4,572
Provision for doubtful accounts	4,235	2,785
Deferred income tax benefit	(467)	(4,214)
Provision for self-insured professional liability, net of cash payments	815	660
Stock-based compensation	441	809
Equity in net losses of unconsolidated affiliate, net of investment	88	(99)
Debt retirement costs	—	320
Other	(468)	(182)
Changes in assets and liabilities affecting operating activities:
Receivables, net	(13,775)	(5,551)
Prepaid expenses and other assets	(323)	(1,124)
Trade accounts payable and accrued expenses	4,131	2,565
Net cash provided by (used in) continuing operations	688	(5,475)
Discontinued operations	(600)	5,117
Net cash provided by (used in) operating activities	88	(358)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,228)	(4,109)
Acquisition of property and equipment through business combination	—	(14,742)
Change in restricted cash	33	(3,894)
Proceeds from sale of discontinued operations	16,500	—
Deposits and other deferred balances	(64)	—
Net cash provided by (used in) continuing operations	12,241	(22,745)
Discontinued operations	(61)	1,808
Net cash provided by (used in) investing activities	12,180	(20,937)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(14,850)	(28,757)
Proceeds from issuance of debt	16,808	50,500
Financing costs	(180)	(1,341)
Issuance and redemption of employee equity awards	(30)	28
Redemption of preferred stock	(4,918)	—
Payment of common stock dividends	(993)	(647)
Payment of preferred stock dividends	(220)	(258)
Distributions to noncontrolling interest	(1,411)	(158)
Payment for preferred stock restructuring	(448)	(434)
Net cash provided by (used in) continuing operations	$(6,242)	$18,933
Discontinued operations	(5,952)	(150)
Net cash provided by (used in) financing activities	(12,194)	18,783

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)
(continued)

	Nine Months Ended September 30,
	2014	2013
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$74	$(2,512)
CASH AND CASH EQUIVALENTS, beginning of period	3,781	5,928
CASH AND CASH EQUIVALENTS, end of period	$3,855	$3,416
SUPPLEMENTAL INFORMATION:
Cash payments of interest, net of amounts capitalized	$2,496	$1,854
Cash payments of income taxes	$66	$74
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014 AND 2013

1.	BUSINESS
Diversicare Healthcare Services, Inc. (together with its subsidiaries, “Diversicare Healthcare Services” or the “Company”) provides long-term care services to nursing center patients in nine states, primarily in the Southeast, Midwest, and Southwest. The Company’s centers provide a wide range of health care services to their patients and residents that include nursing, personal care, and social services. In addition to the nursing, personal care and social services usually provided in long-term care centers, the Company’s nursing centers also offer a variety of comprehensive rehabilitation services, as well as nutritional support services. The Company's continuing operations include centers in Alabama, Florida, Indiana, Kansas, Kentucky, Missouri, Ohio, Tennessee, and Texas. The Company's operating results also include the results of certain discontinued operations that have been reclassified on the face of the financial statements to reflect the discontinued status of these operations.
As of September 30, 2014, the Company’s continuing operations consist of 51 skilled nursing and long-term care centers with 6,229 licensed beds. The Company owns 13 and leases 38 of its nursing centers.

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
The interim consolidated financial statements for the three and nine month periods ended September 30, 2014 and 2013, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the Company’s financial position at September 30, 2014, and the results of operations for the three month and nine month periods ended September 30, 2014 and 2013, and cash flows for the nine month periods ended September 30, 2014 and 2013. The Company’s balance sheet information at December 31, 2013, was derived from its audited consolidated financial statements as of December 31, 2013.
The results of operations for the periods ended September 30, 2014 and 2013, are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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
Under the terms of the amended agreements, the syndicate of banks provided the Amended Mortgage Loan with an original balance of $45,000,000 with a five-year maturity through April 30, 2018, and a $20,000,000 Amended Revolver through April 30, 2018. The Amended Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25-year amortization. Interest is based on LIBOR plus 4.5%. A portion of the Amended Mortgage Loan is effectively fixed at 6.87% pursuant to an interest rate swap with a notional amount of $21,847,000. As of September 30, 2014, the interest rate related to the Amended Mortgage Loan was 4.65%. The Amended Mortgage Loan is secured by thirteen owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized. The Company’s Amended Revolver has an interest rate of LIBOR plus 4.5% and is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions.
Effective March 31, 2014, the Company entered into the Second Amendment to the Amended and Restated Revolver ("Second Amendment"). The Second Amendment temporarily increased the Amended Revolver capacity from the $20,000,000 in the original Amended Revolver to $27,500,000 through September 30, 2014, as a result of the increase in receivables related to new facilities that continue to progress through the change in ownership process. Effective July 1, 2014, the Company entered into the Third Amendment to the Amended and Restated Revolver ("Third Amendment"). The Third Amendment makes the previously temporary increase to the Amended Revolver capacity from the $20,000,000 in the original Amended Revolver to $27,500,000, a permanent change to the borrowing capacity as a result of the increase in receivables related to new facilities that continue to progress through the change in ownership process.
As of September 30, 2014, the Company had $6,000,000 borrowings outstanding under the revolving credit facility compared to $3,000,000 outstanding as of December 31, 2013. The outstanding borrowings on the revolver primarily reflect the Company's approach to accumulated Medicaid and Medicare receivables at recently acquired facilities as these facilities proceed through the change in ownership process with CMS. Annual fees for letters of credit issued under this Revolver are 3.00% of the amount outstanding. The Company has ten letters of credit with a total value of $7,991,000 outstanding as of September 30, 2014. Considering the balance of eligible accounts receivable, the letter of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $27,500,000, the balance available for borrowing under the revolving credit center is $12,728,000 at September 30, 2014.
Effective March 27, 2014, the Company executed its purchase option to acquire all assets associated with the Rose Terrace nursing center in Culloden, West Virginia from Milton Holdings, LLC which was considered a variable interest entity ("VIE") by the Company and consolidated prior to the date of this transaction. See Note 8 for further information on the VIE considerations. In conjunction with the purchase of the assets, the Company entered into an interest-only $8,000,000 term loan ("Rose Terrace Note") with a maturity date of March 27, 2015. The structure of the Rose Terrace Note reflected the Company's intent to sell the property and transfer operations to an unrelated third-party operator as further disclosed in Note 11. This transaction closed on July 1, 2014, at which time the Rose Terrace Note was paid in full.
The Company’s debt agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and debt service coverage ratios. The Company is in compliance with all such covenants at September 30, 2014.

Interest Rate Swap Transaction
As part of the debt agreements entered into in March 2011, the Company entered into an interest rate swap agreement with a member of the bank syndicate as the counterparty. The Company designated its interest rate swap as a cash flow hedge and the earnings component of the hedge, net of taxes, is reflected as a component of other comprehensive income (loss). In conjunction with the amendment to the credit facility, the Company retained the previously agreed upon interest rate swap terms, and redesignated the interest rate swap as a cash flow hedge. The interest rate swap agreement requires the Company to make fixed rate payments to the bank calculated on the applicable notional amount of $21,847,000 at an annual fixed rate of 6.87% while the bank is obligated to make payments to the Company based on LIBOR on the same notional amounts.
The Company assesses the effectiveness of its interest rate swap on a quarterly basis, and at September 30, 2014, the Company determined that the interest rate swap was effective. The interest rate swap valuation model indicated a net liability of $755,000 at September 30, 2014. The fair value of the interest rate swap is included in “other noncurrent liabilities” on the Company’s interim consolidated balance sheet. The balance of accumulated other comprehensive loss at September 30, 2014 is $468,000 and reflects the liability related to the interest rate swap, net of the income tax benefit of $287,000. As the Company’s interest rate swap is not traded on a market exchange, the fair value is determined using a valuation based on a discounted cash flow analysis. This analysis reflects the contractual terms of the interest rate swap agreement and uses observable market-based inputs, including estimated future LIBOR interest rates. The interest rate swap valuation is classified in Level 2 of the fair value hierarchy, in accordance with the FASB guidance set forth in ASC 820, Fair Value Measurement.

5.	INSURANCE MATTERS
Professional Liability and Other Liability Insurance
The Company has professional liability insurance coverage for its nursing centers that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. Effective July 1, 2013, the Company established a wholly-owned, consolidated offshore limited purpose insurance subsidiary, SHC Risk Carriers, Inc. (“SHC”) which has issued a policy insuring claims made against all of the Company's nursing centers in Florida and Tennessee, the Company’s formerly operated Arkansas and West Virginia facilities, and several of the Company’s nursing centers in Alabama, Kentucky, Ohio, and Texas. The SHC policy provides coverage limits of either $500,000 or $1,000,000 per medical incident with a sublimit per center of $1,000,000 and total annual aggregate policy limits of $5,000,000. All other centers within the Company’s portfolio are covered through various commercial insurance policies which provide similar coverage limits per medical incident, per location, and on an aggregate basis for covered centers.  These policies provide coverage limits of $1,000,000 per claim and have sublimits of $3,000,000 per center, with varying aggregate policy limits.
Reserve for Estimated Self-Insured Professional Liability Claims
Because the Company’s actual liability for existing and anticipated professional liability and general liability claims will likely exceed the Company’s limited insurance coverage, the Company has recorded total liabilities for reported and estimated future claims of $26,377,000 as of September 30, 2014. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis and are presented without regard to any potential insurance recoveries. Amounts are added to the accrual for estimates of anticipated liability for claims incurred during each period, and amounts are deducted from the accrual for settlements paid on existing claims during each period.
The Company evaluates the adequacy of this liability on a quarterly basis. Semi-annually, the Company retains a third-party actuarial firm to assist in the evaluation of the current portion of this reserve. Merlinos & Associates, Inc. (“Merlinos”) assisted management in the preparation of an estimate of the appropriate accrual for the current claims period and for incurred, but not reported, general and professional liability claims based on data furnished as of May 31, 2014.  The Company used this estimate from Merlinos in the preparation of its estimate of liability for incurred, but unreported professional liability claims as of September 30, 2014.
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

As of September 30, 2014, the Company is engaged in 48 professional liability lawsuits. Seven lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The Company’s cash expenditures for self-insured professional liability costs from continuing operations were $3,641,000 and $3,005,000 for the nine months ended September 30, 2014 and 2013, respectively.
The Company follows current accounting guidance set forth in FASB ASU 2010-24, “Presentation of Insurance Claims and Related Insurance Recoveries,” that clarifies that a health care entity should not net insurance recoveries against a related professional liability claim, and that the amount of the claim liability should be determined without consideration of insurance recoveries. Accordingly, the Company has recorded assets and equal liabilities of $217,000 at September 30, 2014 and $440,000 at December 31, 2013, respectively.
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
Other Insurance
With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. The Company is completely self-insured for workers’ compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. From June 30, 2003 until June 30, 2007, the Company’s workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. For the period from July 1, 2008 through September 30, 2014, the Company is covered by a prefunded deductible policy. Under this policy, the Company is self-insured for the first $500,000 per claim, subject to an aggregate maximum of $3,000,000. The Company funds a loss fund account with the insurer to pay for claims below the deductible. The Company accounts for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred. The liability for workers’ compensation claims is $261,000 at September 30, 2014. The Company has a non-current receivable for workers’ compensation policies covering previous years of $1,183,000 as of September 30, 2014. The non-current receivable is a function of payments paid to the Company’s insurance carrier in excess of the estimated level of claims expected to be incurred.
As of September 30, 2014, the Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $175,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $899,000 at September 30, 2014. The differences between actual settlements and reserves are included in expense in the period finalized.

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
Summarized activity of the equity compensation plans is presented below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding, December 31, 2013	333,000	$6.64
Granted	—	—
Exercised	(22,000)	4.54
Expired or cancelled	(36,000)	7.87
Outstanding, September 30, 2014	275,000	$6.65

Exercisable, September 30, 2014	244,000	$6.77

		Weighted
		Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding, December 31, 2013	118,000	$5.41
Granted	68,000	5.51
Dividend Equivalents	3,000	7.72
Vested	(57,000)	5.61
Cancelled	(2,000)	5.47
Outstanding September 30, 2014	130,000	$5.43

Summarized activity of the Restricted Share Units for the Stock Purchase Plan is as follows:

		Weighted
		Average
	Restricted	Grant Date
	Share Units	Fair Value
Outstanding, December 31, 2013	41,000	$5.35
Granted	25,000	5.51
Dividend Equivalents	1,000	6.86
Vested	(21,000)	5.70
Cancelled	—	—
Outstanding September 30, 2014	46,000	$5.30

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

While no SOSARs or Options were granted during 2014 and 2013, previously granted SOSARs and Options remain outstanding as of September 30, 2014. The following table summarizes information regarding stock options and SOSAR grants outstanding as of September 30, 2014:

	Weighted
	Average		Intrinsic		Intrinsic
Range of	Exercise	Grants	Value-Grants	Grants	Value-Grants
Exercise Prices	Prices	Outstanding	Outstanding	Exercisable	Exercisable
$10.40 to $11.59	11.11	57,000	1,000	57,000	1,000
$2.37 to $6.21	5.49	218,000	1,145,000	187,000	994,000
		275,000		244,000
Stock-based compensation expense is non-cash and is included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. The Company recorded total stock-based compensation expense of $441,000 and $809,000 in the nine month periods ended September 30, 2014 and 2013, respectively.

7.	EARNINGS (LOSS) PER COMMON SHARE
Information with respect to basic and diluted net earnings (loss) per common share is presented below in thousands, except per share:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2014	2013	2014	2013
Numerator: Income (loss) amounts attributable to Diversicare Healthcare Services, Inc. common shareholders:
Income (loss) from continuing operations	$219	$(2,321)	$759	$(6,016)
Less: income (loss) attributable to noncontrolling interests	—	(17)	25	(51)
Income (loss) from continuing operations attributable to Diversicare Healthcare Services, Inc.	219	(2,338)	784	(6,067)
Preferred stock dividends	(48)	(86)	(220)	(258)
Income (loss) from continuing operations attributable to Diversicare Healthcare Services, Inc. common shareholders	171	(2,424)	564	(6,325)
Income (loss) from discontinued operations, net of income taxes	3,928	(2,444)	3,444	(1,875)
Net income (loss) attributable to Diversicare Healthcare Services, Inc. common shareholders	$4,099	$(4,868)	$4,008	$(8,200)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss) per common share:
Per common share – basic
Income (loss) from continuing operations	$0.03	$(0.41)	$0.09	$(1.07)
Income (loss) from discontinued operations
Operating income (loss), net of taxes	(0.10)	(0.42)	(0.18)	(0.32)
Gain on disposal, net of taxes	0.75	—	0.75	—
Discontinued operations, net of taxes	0.65	(0.42)	0.57	(0.32)
Net income (loss) per common share – basic	$0.68	$(0.83)	$0.66	$(1.39)
Per common share – diluted
Income (loss) from continuing operations	$0.03	$(0.41)	$0.09	$(1.07)
Income (loss) from discontinued operations
Operating income (loss), net of taxes	(0.10)	(0.42)	(0.17)	(0.32)
Gain on disposal, net of taxes	0.73	—	0.73	—
Discontinued operations, net of taxes	0.63	(0.42)	0.56	(0.32)
Net income (loss) per common share - diluted	$0.66	$(0.83)	$0.65	$(1.39)
Denominator: Weighted Average Common Shares Outstanding:
Basic	6,020	5,892	6,004	5,878
Diluted	6,248	5,892	6,171	5,878
The effects of 228,000 SOSARs and options outstanding were excluded from the computation of diluted earnings per common share for the three-month and nine-month periods ended September 30, 2013, because these securities would have been anti-dilutive due to the net loss. The weighted average common shares for basic and diluted earnings for common shares were the same due to the year-to-date loss in these periods.

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
Prior to the exercise of the purchase option, the Company had determined it was the primary beneficiary of the VIE based on the ownership of the Certificate of Need, the fixed price purchase option described above, the Company’s ability to direct the activities that most significantly impact the economic performance of the VIE, and the right to receive potentially significant benefits from the VIE. Accordingly, as the primary beneficiary, the Company consolidated the balance sheet and results of operations of the VIE for periods prior to the exercise of the purchase option. However, after the exercise of the purchase option, the previous owners paid the outstanding debt related to the entity in full. Subsequently, as further disclosed in Note 11, the Company sold the Rose Terrace facility and all assets associated with the facility. As a result of these events, the entity is no longer considered a VIE.

9. EQUITY METHOD INVESTMENT
The investment in unconsolidated affiliate reflected on the interim consolidated balance sheet relates to a pharmacy joint venture partnership in which the Company owns 50%. The joint venture was initially funded by the Company and its partner and began operations during 2012. This investment in unconsolidated affiliate is accounted for using the equity method as the Company exerts significant influence, but does not control or otherwise consolidate the entity. The investment in unconsolidated affiliate balance at September 30, 2014, was $399,000 as compared to $487,000 at December 31, 2013. Additionally, the Company's share of the net profits and losses of the unconsolidated affiliate are reported in equity in net earnings or losses of unconsolidated affiliate in our statement of operations. The Company's equity in the net losses of unconsolidated affiliate for the nine month period ended September 30, 2014, was $89,000 as compared to $152,000 for the nine month period ended September 30, 2013.

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

Lease Agreements and Assumption of Operations
On August 1, 2014, the Company completed a transaction to assume operations of two centers in Ohio. The centers included in this transaction are a 142-bed skilled nursing facility and a 42-bed assisted living center. The lease provides for an initial lease term of 10 years. The centers were already operating and treating patients on the transition date. There was no purchase price paid to enter into the lease agreement for these skilled nursing centers.
On July 1, 2014, the Company completed a transaction to enter the state of Missouri through the assumption of operations of three facilities totaling 339 skilled nursing beds. The nursing centers are owned by a real estate investment trust ("REIT"), and the lease provides for an initial 15-year lease term with a 5-year renewal option. The centers were already operating and treating patients on the transition date. There was no purchase price paid to enter into the lease agreement for these skilled nursing centers.
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
On October 1, 2013, the Company assumed operations at four existing nursing centers, three in Ohio and one in Indiana. The nursing centers are owned by a REIT and the lease of these centers provides for an initial 15-year lease term with a 5-year renewal option. This transaction represents an increase in the Company's footprint in the Midwest, expanding into one new state, Indiana. All four of the centers were operating and treating patients on the transition date. There was no purchase price paid to enter into the lease agreement for these skilled nursing centers.
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
Effective July 1, 2014, the Company completed the transaction with Rose Terrace Acq., LLC to sell Rose Terrace, a 90-bed skilled nursing facility in Culloden, West Virginia for a sales price of $16,500,000. The Company also entered into the Fifteenth Amendment to Consolidated Amended and Restated Master Lease ("Master Lease") with Omega Health Investors, Inc. ("Omega") to terminate the lease only with respect to two other skilled nursing facilities in West Virginia, and concurrently entered into an operations transfer agreement with American Health Care Management, LLC, an affiliate of the purchaser with respect to two other skilled nursing facilities located in Danville and Ivydale, West Virginia. Upon completion of the transaction, Diversicare no longer operates any skilled nursing centers in the state of West Virginia. In conjunction with the closing of the sale, the Company paid the balance of the $8,000,000 mortgage loan outstanding on the Rose Terrace facility.
The transaction resulted in a gain on the disposition of West Virginia which, along with the results of operations for these nursing facilities, is presented within Discontinued Operations on the Interim Consolidated Statements of Operations. The pretax gain on the transaction was $7,522,000. The tax expense associated with the gain was $(3,009,000) for which the Company plans to apply net operating loss carryforwards from our deferred tax assets to substantially offset and minimize the cash outlay for this transaction.
These centers contributed revenues of $10,988,000 and $15,944,000 and net income of $165,000 and $680,000 during the nine months ended September 30, 2014 and 2013, respectively.  The net income or loss for the nursing centers included in discontinued operations does not reflect any allocation of corporate general and administrative expense or any allocation of corporate interest expense. The Company considered these additional costs along with the centers' future prospects based upon operating history when determining the contribution of the skilled nursing centers to its operations.
Arkansas Lease Termination
Effective September 1, 2013, the Company entered into an agreement with Omega to terminate its lease with respect to eleven nursing centers and 1,181 licensed beds located in Arkansas and concurrently entered into operation transfer agreements to transfer the operations of each of those eleven centers to an operator selected by Omega. Upon the completion of the transaction, the Company no longer operates any skilled nursing centers in the State of Arkansas. In connection with the closing of this transaction, the Company and Omega entered into the Master Lease most recently amended on January 22, 2013. This amendment effectively modifies the terms of the Master Lease to terminate the terms surrounding the eleven nursing centers in Arkansas, and only as to those eleven centers, and effectively reduces the annual rent payable under the Master Lease by $5,000,000.
As a result of this transaction, the Company has reclassified the operations of these centers as discontinued operations for all periods presented in the accompanying interim consolidated financial statements. These centers contributed revenues of $0 and $40,161,000 and net loss of $935,000 and $2,432,000 during the nine months ended September 30, 2014 and 2013, respectively.  The net loss in 2014 primarily relates to professional liability expense incurred during the first three quarters of 2014. The net income or loss for the nursing centers included in discontinued operations does not reflect any allocation of corporate general and administrative expense or any allocation of corporate interest expense. The Company considered these additional costs along with the centers' future prospects based upon operating history when determining the contribution of the skilled nursing centers to its operations.
The discontinued assets and liabilities of the disposed skilled nursing centers in Arkansas and West Virginia have been reclassified and are segregated in the interim consolidated balance sheets as assets and liabilities of discontinued operations. The current asset amounts, which are primarily composed of net accounts receivable of $390,000 and $2,870,000 at September 30, 2014 and December 31, 2013, respectively. The current liabilities are primarily composed of trade payables and various accrued expenses of $136,000 and $1,359,000 at September 30, 2014 and December 31, 2013, respectively. The Company expects to collect the balance of the accounts receivable and pay the remaining trade payables and accrued expenses in the ordinary course of business. The Company did not transfer the accounts receivable or liabilities to the new owners or operators of the facilities. Further, in accordance with Company accounting policy, the reserve for professional liability and workers' compensation will remain in the consolidated liability accounts as future payment of these liabilities will be paid through the Company's future operating cash flows.

12.	SUBSEQUENT EVENTS
Effective October 1, 2014, the Company completed a transaction to assume operations of a 62-bed skilled nursing facility in Greenville, Kentucky. This facility is expected to contribute in excess of $4.5 million in annual revenues with initial lease terms of 14 years.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Diversicare Healthcare Services, Inc. provides long-term care services to nursing center patients in nine states, primarily in the Southeast, Midwest and Southwest. Our centers provide a range of health care services to their patients and residents that include nursing, personal care, and social services. In addition to the services usually provided in long-term care centers, we also offer a variety of comprehensive rehabilitation services as well as nutritional support services. As of September 30, 2014, the Company’s continuing operations consist of 51 skilled nursing and long-term care centers with 6,229 licensed beds. The Company owns 13 and leases 38 of its nursing centers.
The nursing center and licensed bed count includes the following recent business development activity:

•
Effective August 1, 2014, the Company completed a transaction to assume operations of two centers in Ohio. The centers included in this transaction are a 142-bed skilled nursing facility and a 42-bed assisted living center. The Medicaid and Medicare certification processes for these facilities are currently underway, and are expected to be completed in the fourth quarter of 2014.

•
Three facilities totaling 339 skilled nursing beds in Missouri for which the Company entered into a lease agreement and assumed operations effective July 1, 2014. The Medicaid and Medicare certification processes for these facilities are currently underway, and are expected to be completed in the fourth quarter of 2014.

•
The 73-bed facility in Nicholasville, Kentucky, for which the Company entered into a lease agreement and assumed operations effective June 1, 2014. The Medicaid and Medicare certification processes for this facility are currently underway, and are expected to be completed in the fourth quarter of 2014.

•
The 135-bed facility in Huntsville, Alabama, for which the Company entered into a lease agreement and assumed operations effective March 1, 2014. The Medicaid and Medicare certification processes for this facility were completed in the third quarter of 2014, and billing and collections commenced in the fourth quarter of 2014.

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

•
The 107-bed facility in Louisville, Kentucky, for which the Company entered into a lease agreement in August 2013. The Medicare certification process for this facility was completed in the first quarter of 2014. The Medicaid certification process was completed in the second quarter of 2014.

•
The Kansas centers acquired in May 2013, which comprise five skilled nursing centers and 418 licensed beds. The Medicaid certification process was completed for these facilities during the second quarter of 2013, and the Medicare certification process was completed for these facilities during the third quarter of 2013.

Our continuing operations include centers in Alabama, Florida, Indiana, Kansas, Kentucky, Missouri, Ohio, Tennessee, and Texas.
Discontinued Operations
Effective April 3, 2014, the Company entered into an asset purchase agreement with Rose Terrace Acq., LLC (“Purchaser”) to sell its skilled nursing facility in Culloden, West Virginia. The original asset purchase agreement was subject to a number of conditions including an amendment to the Master Lease with Omega Health Investors, Inc. ("Omega") to terminate the lease only with respect to two other skilled nursing facilities in West Virginia, state licensure and regulatory approval. The Company concurrently entered into an operations transfer agreement with respect to the two other skilled nursing facilities located in Danville and Ivydale, West Virginia. Effective July 1, 2014, the Company finalized the transaction under the terms of the purchase agreement. As a result, the three facilities with 240 licensed beds are reflected as discontinued operations for all periods in the accompanying interim financial statements.
Effective September 1, 2013, the Company finalized an agreement with Omega to terminate its lease with respect only to eleven nursing centers with 1,181 licensed beds located in Arkansas and to concurrently transfer operations to an operator selected by Omega. The completion of this transaction represents disposal of all of the Company's operations in the state of Arkansas.
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

	Three Months Ended
	September 30, 2014	September 30, 2010
As a percent of total census:
Medicare census	12.3%	12.3%
Managed Care census	3.4%	1.3%
Total skilled mix census	15.7%	13.6%
As a percent of total revenues:
Medicare revenues	29.2%	29.3%
Managed Care revenues	6.6%	2.8%
Total skilled mix revenues	35.8%	32.1%
Medicare average rate per day:	$446.75	$394.23
The initiatives have developed positive results in growing our skilled patient population, increasing the Managed Care census to 3.4% of total census in the third quarter of 2014, as compared to 1.3% in the third quarter of 2010, and total skilled mix census from 13.6% to 15.7% over the same period.
Implementing Electronic Medical Records:
As another part of our strategic operating initiative, we implemented EMR to improve documentation of the delivery of care. We completed the implementation of EMR in all our nursing centers in December 2011, on time and under budget. A comparison of our most recent quarter versus the third quarter of 2010 reflects the increase in our average Medicaid rate per day:

	Three Months Ended
	September 30, 2014	September 30, 2010
Medicaid average rate per day:	$161.43	$147.93

Completing strategic acquisitions:
Our strategic operating initiatives include a renewed focus on completing strategic acquisitions. We continue to pursue and investigate opportunities to acquire, lease or develop new centers, focusing primarily on opportunities within our existing areas of operation. We expect to announce additional development projects in the near future. Since September 30, 2010, the Company has added four skilled nursing centers in Kentucky, five in Ohio, one in Indiana, one in Alabama, three in Missouri, and five in Kansas.
As part of our strategic efforts, we have also performed a thorough analysis on our existing centers in order to determine whether continuing operations within certain markets or regions was in line with the short-term and long-term strategy of the business. As a result, we disposed of an owned building in Arkansas in 2012, and reached an agreement to terminate our lease for eleven other facilities in Arkansas in 2013. Additionally, we reached an agreement to dispose of the owned Rose Terrace facility in West Virginia and transfer operations of the other two facilities we operated in West Virginia. This transaction was effective July 1, 2014. As a result of these transactions, we no longer operate within the states of Arkansas or West Virginia.
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
The following table sets forth net patient and resident revenues related to our continuing operations by payor source for the periods presented (dollar amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Medicaid	$43,866	48.6%	$35,268	54.6%	$121,376	48.5%	$98,644	53.4%
Medicare	26,348	29.2	17,169	26.6	74,387	29.7	51,229	27.8
Managed Care	5,926	6.6	3,685	5.7	16,643	6.6	11,096	6.0
Private Pay and other	14,191	15.6	8,509	13.1	38,037	15.2	23,589	12.8
Total	$90,331	100.0%	$64,631	100.0%	$250,443	100.0%	$184,558	100.0%

The following table sets forth average daily skilled nursing census by payor source for our continuing operations for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Medicaid	2,949	66.8%	2,443	70.6%	2,796	67.1%	2,302	70.0%
Medicare	544	12.3	374	10.8	536	12.9	380	11.6
Managed Care	152	3.4	100	2.9	147	3.5	100	3.0
Private Pay and other	769	17.5	543	15.7	687	16.5	507	15.4
Total	4,414	100.0%	3,460	100.0%	4,166	100.0%	3,289	100.0%
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
In July 2014, CMS issued Medicare payment rates, effective October 1, 2014, that increased reimbursement to skilled nursing centers by approximately 1.6% compared to the fiscal year ending September 30, 2014. The increase is the net effect of a 2.5% inflation increase as measured by the SNF market basket, offset by a 0.5% market basket update factor. The wage index budget neutrality factor resulted in an additional 0.4% downward adjustment in rates for the Company's facilities. This adjustment is further offset by the ongoing sequestration from the BCA as mentioned above. The 2% sequestration is not applied to the payment rate, but rather it is applied to Medicare claims after determining coinsurance, any applicable deductibles, and any applicable Medicare secondary payment adjustments.
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
Medicaid
We receive the majority of our annual Medicaid rate increases during the third quarter of each year. The rate changes received in the third quarter of 2013 and the third quarter of 2012, along with increased Medicaid acuity in our acuity based states, was the primary contributor to our 2.9% increase in average rate per day for Medicaid patients in 2014 compared to 2013. Based on the rate changes received during the third quarter of 2014, we expect a favorable impact to our rate per day for Medicaid patients as we move into 2015 due to modest rate decreases in many of the states within which we operate.
We are unable to predict what, if any, reform proposals or reimbursement limitations will be implemented in the future, or the effect such changes would have on our operations. For the nine months ended September 30, 2014, we derived 29.2% and 48.6% of our total patient revenues related to continuing operations from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on our profitability.
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

Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of September 30, 2014, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	After 5 Years
Long-term debt obligations (1)	$60,126	$9,938	$8,031	$42,157	$—
Settlement obligations (2)	7,165	7,165	—	—	—
Elimination of Preferred Stock Conversion feature (3)	2,748	687	1,374	687	—
Operating leases (4)	590,431	30,579	61,892	63,955	434,005
Required capital expenditures under operating leases (5)	5,717	240	480	480	4,517
Total	$666,187	$48,609	$71,777	$107,279	$438,522

(1)	Long-term debt obligations include scheduled future payments of principal and interest of long-term debt and amounts outstanding on our capital lease obligations.

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

(4)	Represents lease payments under our operating lease agreements. Assumes all renewal periods are enacted.

(5)	Includes annual expenditure requirements under operating leases.
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to two times their annual salary in the event of a termination without cause, a constructive discharge (as defined therein), or upon a change of control of the Company (as defined therein). The maximum contingent liability under these agreements is approximately $1,610,000 as of September 30, 2014. The terms of such agreements are for one year and automatically renew for one year if not terminated by us or the employee. In addition, upon the occurrence of any triggering event, those certain members of management may elect to require that we purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of our common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of our common stock on September 30, 2014, the potential contingent liability for the repurchase of the equity grants is $496,000.

Results of Operations
The results of operations presented have been reclassified to present the effects of certain divestitures discussed in the overview to "Management's Discussion and Analysis of Financial Condition and Results of Operations."
The following tables present the unaudited interim statements of operations and related data for the three and nine month periods ended September 30, 2014 and 2013:

(in thousands)	Three Months Ended September 30,
	2014	2013	Change	%
PATIENT REVENUES, net	$90,331	$64,631	$25,700	39.8%
EXPENSES:
Operating	73,006	54,186	18,820	34.7%
Lease and rent expense	6,876	4,817	2,059	42.7%
Professional liability	1,743	947	796	84.1%
General and administrative	5,582	5,006	576	11.5%
Depreciation and amortization	1,812	1,634	178	10.9%
Restructuring	—	944	(944)	(100.0)%
Total expenses	89,019	67,534	21,485	31.8%
OPERATING INCOME (LOSS)	1,312	(2,903)	4,215	145.2%
OTHER INCOME (EXPENSE):
Equity in net income (loss) of unconsolidated affiliate	(30)	63	(93)	(147.6)%
Interest expense, net	(916)	(855)	(61)	7.1%
Debt retirement costs	—	—	—	—%
	(946)	(792)	(154)	(19.4)%
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	366	(3,695)	4,061	109.9%
BENEFIT (PROVISION) FOR INCOME TAXES	(147)	1,374	(1,521)	(110.7)%
INCOME (LOSS) FROM CONTINUING OPERATIONS	$219	$(2,321)	$2,540	109.4%

(in thousands)	Nine Months Ended September 30,
	2014	2013	Change	%
PATIENT REVENUES, net	$250,443	$184,558	$65,885	35.7%
EXPENSES:
Operating	200,517	152,014	48,503	31.9%
Lease and rent expense	19,094	14,398	4,696	32.6%
Professional liability	5,360	4,212	1,148	27.3%
General and administrative	16,077	15,769	308	2.0%
Depreciation and amortization	5,252	4,572	680	14.9%
Restructuring	—	944	(944)	(100.0)%
Total expenses	246,300	191,909	54,391	28.3%
OPERATING INCOME (LOSS)	4,143	(7,351)	11,494	156.4%
OTHER INCOME (EXPENSE):
Equity in net income (loss) of unconsolidated affiliate	(89)	(152)	63	41.4%
Interest expense, net	(2,757)	(2,140)	(617)	(28.8)%
Debt retirement costs	—	(320)	320	100.0%
	(2,846)	(2,612)	(234)	(9.0)%
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,297	(9,963)	11,260	113.0%
BENEFIT (PROVISION) FOR INCOME TAXES	(538)	3,947	(4,485)	(113.6)%
INCOME (LOSS) FROM CONTINUING OPERATIONS	$759	$(6,016)	$6,775	112.6%

Percentage of Net Revenues	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
PATIENT REVENUES, net	100.0%	100.0%	100.0%	100.0%
EXPENSES:
Operating	80.8	83.8	80.1	82.4
Lease and rent expense	7.6	7.5	7.6	7.8
Professional liability	1.9	1.5	2.1	2.3
General and administrative	6.2	7.7	6.4	8.5
Depreciation and amortization	2.0	2.5	2.1	2.5
Restructuring	—	1.5	—	0.5
Total expenses	98.5	104.5	98.3	104.0
OPERATING INCOME (LOSS)	1.5	(4.5)	1.7	(4.0)
OTHER INCOME (EXPENSE):
Equity in net losses of unconsolidated affiliate	—	0.1	—	(0.1)
Interest expense, net	(1.0)	(1.3)	(1.1)	(1.2)
Debt retirement costs	—	—	—	(0.2)
	(1.0)	(1.2)	(1.1)	(1.5)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	0.5	(5.7)	0.6	(5.5)
BENEFIT (PROVISION) FOR INCOME TAXES	(0.2)	2.1	(0.2)	2.1
INCOME (LOSS) FROM CONTINUING OPERATIONS	0.3%	(3.6)%	0.4%	(3.4)%

Three Months Ended September 30, 2014 Compared With Three Months Ended September 30, 2013
Patient Revenues
Patient revenues were $90.3 million for the three months ended September 30, 2014, as compared to $64.6 million in the three months ended September 30, 2013. This increase is primarily attributable to the acquisition of new facilities during the period. The following table summarizes the revenue increases attributable to our portfolio growth (in thousands):

	Three Months Ended September 30,
	2014	2013	Change
Same-store revenue	$61,709	$57,514	$4,195
2013 acquisition revenue	18,593	7,117	11,476
2014 acquisition revenue	10,029	—	10,029
Total revenue	$90,331	$64,631	$25,700
The overall increase in revenue of $25.7 million is primarily attributable to revenue contributions from acquisition activity in 2013 of $11.5 million, as well as the $10.0 million contribution from the seven newly leased nursing centers in 2014.
The same-store revenues increased by $4.2 million in 2014 compared to the same period in 2013 primarily attributable to improved census. The largest driver for the increase in same-store revenues is the increase in Medicare census which increased 7.5% resulting in a $1.0 million increase in revenues for the three months ended September 30, 2014, as compared to the same period in 2013. Managed Care average daily census increased 18.5% resulting in a revenue increase at our same-store nursing centers of $0.6 million. Additionally, Medicaid census increased slightly in 2014 compared to the same period in 2013, resulting in an increase of $0.1 million to revenues. These increases were offset by a decline in private pay census during the period which resulted in a decrease of $0.5 million for the three months ended September 30, 2014 compared to the same period in 2013.
The average Medicare rate per patient day at same-store nursing centers for the three months ended September 30, 2014 increased 3.4% compared to the same period in 2013, resulting in an increase in revenue of $0.5 million. The average rate per day for Medicaid patients also increased during the period by 2.5% resulting in an increase in revenue of $0.8 million.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Three Months Ended September 30,
	2014	2013
Skilled nursing occupancy	77.2%	75.1%
As a percent of total census:
Medicare census	12.3%	10.8%
Managed Care census	3.4%	2.9%
As a percent of total revenues:
Medicare revenues	29.2%	26.6%
Medicaid revenues	48.6%	54.6%
Managed Care revenues	6.6%	5.7%
Average rate per day:
Medicare	$446.75	$429.23
Medicaid	$161.43	$156.85
Managed Care	$384.45	$379.52
Operating Expense
Operating expense increased in the third quarter of 2014 to $73.0 million as compared to $54.2 million in the third quarter of 2013, driven primarily by the $9.1 million increase in operating costs attributable to the nursing center operations acquired in 2013, as well as $8.0 million of operating expense associated with the nursing center operations assumed in 2014. The following table summarizes the expense increases attributable to our portfolio growth (in thousands):

	Three Months Ended September 30,
	2014	2013	Change
Same-store operating expense	$49,372	$47,645	$1,727
2013 acquisition expense	15,647	6,541	9,106
2014 acquisition expense	7,987	—	7,987
Total expense	$73,006	$54,186	$18,820
Operating expense decreased as a percentage of revenue at 80.8% for the third quarter of 2014 as compared to 83.8% for the third quarter of 2013. The largest component of operating expenses is wages. Considering the aforementioned addition of the new centers, we experienced an increase to $42.9 million in the third quarter of 2014 as compared to $32.0 million in the third quarter of 2013, an increase of $10.9 million, or 34.2%. While wages increased overall, wages as a percentage of revenue decreased in the third quarter of 2014 to 47.5% as compared to 49.5% in the third quarter of 2013, a decrease of 2.0%.
Lease Expense
Lease expense increased in the third quarter of 2014 to $6.9 million as compared to $4.8 million in the third quarter of 2013. The increase in lease expense was primarily attributable to $1.1 million in combined lease expense for the seven newly leased nursing centers in 2014. Additionally, the five nursing centers leased in 2013 contributed $1.0 million in expense during the period.
Professional Liability
Professional liability expense was $1.7 million in the third quarter of 2014 compared to $0.9 million in the third quarter of 2013, an increase of $0.8 million. We were engaged in 48 professional liability lawsuits as of September 30, 2014, compared to 54 as of December 31, 2013. Our quarterly cash expenditures for professional liability costs of continuing operations were $1.4 million and $0.9 million for 2014 and 2013, respectively. Professional liability expense and cash expenditures fluctuate from year to year based respectively on the results of our third-party professional liability actuarial studies and on the costs incurred in defending and settling existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.

General and Administrative Expense
General and administrative expense was $5.6 million in the third quarter of 2014 as compared to $5.0 million in the third quarter of 2013, an increase of $0.6 million, but decreased as a percentage of revenue from 7.7% in 2013 to 6.2% in 2014. The increase in general and administrative expense is primarily attributable to expansion of regional operating teams in new operating regions as a result of acquisition and growth.
Depreciation and Amortization
Depreciation and amortization expense was approximately $1.8 million in the third quarter of 2014 as compared to $1.6 million in 2013. The increase in depreciation expense relates to fixed assets at the newly leased and acquired centers.
Interest Expense, Net
Interest expense was $0.9 million in the third quarter of 2014 and 2013. The balance remained flat as the impact of the higher debt balances as a result of the amended Mortgage Loan was factored into both the prior and current years for the full quarter.
Income (Loss) from Continuing Operations before Income Taxes; Income (Loss) from Continuing Operations per Common Share
As a result of the above, continuing operations reported income before income taxes of $0.4 million for the third quarter of 2014 as compared to a loss of $3.7 million for the third quarter of 2013. The provision for income taxes was $0.1 million in the third quarter of 2014 as compared to a benefit for income taxes of $1.4 million in the third quarter of 2013. The basic and diluted income per common share from continuing operations was $0.03 for the third quarter of 2014, as compared to a loss per common share from continuing operations of $0.41 in the third quarter of 2013.

Nine Months Ended September 30, 2014 Compared With Nine Months Ended September 30, 2013
Patient Revenues
Patient revenues were $250.4 million for the nine months ended September 30, 2014, as compared to $184.6 million in the nine months ended September 30, 2013. This increase is primarily attributable to the acquisition of new facilities during the period. The following table summarizes the revenue increases attributable to our portfolio growth (in thousands):

	Nine Months Ended September 30,
	2014	2013	Change
Same-store revenue	$181,296	$173,546	$7,750
2013 acquisition revenue	54,893	11,012	43,881
2014 acquisition revenue	14,254	—	14,254
Total revenue	$250,443	$184,558	$65,885
The overall increase in revenue of $65.9 million is primarily attributable to increased revenue contributions from acquisition activity in 2013 of $43.9 million, as well as the $14.3 million contribution from the seven newly leased nursing centers in 2014.
The same-store revenues increased by $7.8 million in the nine months ended September 30, 2014 compared to the same period in 2013 primarily attributable to improved census. One driver for the increase in same-store revenues is the increase in Medicaid census which increased 1.8% resulting in a $1.7 million increase in revenues for the nine months ended September 30, 2014, as compared to the same period in 2013. Medicare census also increased by 4.9% resulting in a $2.1 million increase in revenues in 2014 as compared to 2013. Additionally, Managed Care average daily census increased 11.8% resulting in a revenue increase at our same-store nursing centers of $1.2 million. These increases were offset by a decline in private pay census during the period which resulted in a decrease of $1.6 million in 2014 compared to the same period in 2013.
The average Medicare rate per patient day at same-store nursing centers for the nine months ended September 30, 2014 increased 2.0% compared to the same period in 2013, resulting in an increase in revenue of $0.9 million. This average rate per day for Medicaid patients also increased during the period by 1.4% resulting in increased revenue of $1.4 million.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Nine Months Ended September 30,
	2014	2013
Skilled nursing occupancy	77.7%	75.2%
As a percent of total census:
Medicare census	12.9%	11.6%
Managed Care census	3.5%	3.0%
As a percent of total revenues:
Medicare revenues	29.7%	27.8%
Medicaid revenues	48.5%	53.4%
Managed Care revenues	6.6%	6.0%
Average rate per day:
Medicare	$441.05	$430.67
Medicaid	$159.32	$156.51
Managed Care	$380.35	$380.62
Operating Expense
Operating expense increased in 2014 to $200.5 million as compared to $152.0 million in 2013, driven primarily by the $35.7 million increase in operating costs attributable to the nursing center operations acquired in 2013, as well as $10.9 million of operating expense associated with the nursing center operations assumed in 2014. The following table summarizes the expense increases attributable to our portfolio growth (in thousands):

	Nine Months Ended September 30,
	2014	2013	Change
Same-store operating expense	$143,787	$141,970	$1,817
2013 acquisition expense	45,781	10,044	35,737
2014 acquisition expense	10,949	—	10,949
Total expense	$200,517	$152,014	$48,503
Operating expense decreased as a percentage of revenue at 80.1% for 2014 as compared to 82.4% for 2013. The largest component of operating expenses is wages. Considering the aforementioned addition of the new centers, we experienced an increase to $116.9 million in 2014 as compared to $90.6 million in 2013, an increase of $26.3 million, or 29.0%. While wages increased overall, wages as a percentage of revenue decreased in 2014 to 46.7% as compared to 49.1% in 2013, a decrease of 2.4%.
Lease Expense
Lease expense increased in 2014 to $19.1 million as compared to $14.4 million in 2013. The increase in lease expense was primarily attributable to $3.4 million in combined lease expense for the five newly leased nursing centers in 2013. Additionally, the seven nursing centers leased in 2014 contributed $1.5 million in expense during the period.
Professional Liability
Professional liability expense was $5.4 million in 2014 compared to $4.2 million in 2013, a increase of $1.2 million. We were engaged in 48 professional liability lawsuits as of September 30, 2014, compared to 54 as of December 31, 2013. Our cash expenditures for professional liability costs of continuing operations were $3.6 million and $3.0 million for 2014 and 2013, respectively. Professional liability expense and cash expenditures fluctuate from year to year based respectively on the results of our third-party professional liability actuarial studies and on the costs incurred in defending and settling existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.

General and Administrative Expense
General and administrative expense was $16.1 million in 2014 as compared to $15.8 million in 2013, an increase of $0.3 million, but decreased as a percentage of revenue from 8.5% in 2013 to 6.4% in 2014. The decrease in general and administrative expense as a percent of revenues is primarily attributable to a decrease in non-recurring, acquisition-related expenses of $0.2 million in 2013 related to the acquisition of the Kansas portfolio, but also increased incremental revenue as mentioned above from new facility operations.
Depreciation and Amortization
Depreciation and amortization expense was approximately $5.3 million in 2014 as compared to $4.6 million in 2013. The increase in depreciation expense relates to fixed assets at the newly leased and acquired centers, and primarily driven by an increase of $0.3 million in depreciation expense for the Kansas portfolio.
Interest Expense, Net
Interest expense was $2.8 million in 2014 and $2.1 million in 2013, an increase of $0.7 million. The increase was primarily attributable to higher debt balances in 2014 as a result of the amended Mortgage Loan, which increased the balance of outstanding debt as a result of the acquisition of the Kansas centers, as well as the outstanding balance of the amended Revolver as a result of the on-going CHOW process at newly leased facilities.
Income (Loss) from Continuing Operations before Income Taxes; Income (Loss) from Continuing Operations per Common Share
As a result of the above, continuing operations reported income before income taxes of $1.3 million for the nine months ended September 30, 2014, as compared to a loss of $10.0 million for the same period in 2013. The provision for income taxes was $0.5 million for the nine months ended September 30, 2014, as compared to a benefit for income taxes of $3.9 million for the nine months ended September 30, 2013. The basic and diluted income per common share from continuing operations were both $0.09 for the nine months ended September 30, 2014, as compared to a loss per common share from continuing operations of $1.07 for the same period in 2013.

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
Net cash provided by operating activities of continuing operations totaled $0.7 million in the nine months ended September 30, 2014, as compared to cash used by operating activities of $5.5 million in the same period of 2013.
Our cash expenditures related to professional liability claims of continuing operations were $3.6 million and $3.0 million for nine months ended September 30, 2014 and 2013, respectively. We will also have on-going cash expenditures related to professional liability claims remaining against our discontinued operations. Although we work diligently to limit the cash required to settle and defend professional liability claims, a significant judgment entered against us in one or more legal actions could have a material adverse impact on our cash flows and could result in our being unable to meet all of our cash needs as they become due.
Investing activities of continuing operations provided cash of $12.2 million in 2014 and used cash of $22.7 million in 2013. The cash provided in 2014 is a result of the gain on sale for West Virginia during the third quarter, while the decrease in 2013 is a result of the Kansas asset purchase that occurred in the second quarter.
Financing activities of continuing operations used cash of $6.2 million in 2014 as compared to cash provided of $18.9 million in 2013. The cash used in 2014 is primarily attributable to the redemption of preferred shares of $4.9 million, as well as normal debt repayments on the Company's revolving credit facility. The cash provided in 2013 is primarily due to the Company's debt restructuring associated with the Kansas acquisition in the second quarter from which additional proceeds were received from the restructured term loan.

Dividends
On November 5, 2014, the Board of Directors declared a quarterly dividend of $0.055 per common share payable to shareholders of record as of December 31, 2014, to be paid on January 14, 2015. While the Board of Directors intends to pay quarterly dividends, the Board will make the determination of the amount of future cash dividends, if any, to be declared and paid based on, among other things, the Company’s financial condition, funds from operations, the level of its capital expenditures and its future business prospects and opportunities.
Redeemable Preferred Stock
Effective August 14, 2014, the Company redeemed all of its outstanding shares of Series C Preferred Stock (“Preferred Stock”) from the holder, Omega Health Investors, Inc. (“Omega”). The redemption was affected as a result of Omega’s exercise of its pre-existing option to require the Company to redeem the Preferred Stock as provided in the Company’s Certificate of Designation. As previously disclosed, the Preferred Stock has been redeemable at Omega’s option since September 30, 2010 at a stated value of approximately $4.9 million plus accrued, but unpaid, dividends. The Preferred Stock was issued to Omega in 2006 and is not convertible, but has been redeemable at its stated value at Omega’s option since September 30, 2010, and since September 30, 2007 has been redeemable at its stated value at our option. Following the redemption, the Company no longer has any Series C Preferred Stock outstanding.
Professional Liability
The Company has professional liability insurance coverage for its nursing centers that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. Effective July 1, 2013, the Company established a wholly-owned, offshore limited purpose insurance subsidiary, SHC Risk Carriers, Inc. (“SHC”), to replace some of the expiring commercial policies. SHC covers losses up to specified limits per occurrence. On a per claim basis, coverage for losses in excess of those covered by SHC are maintained through unaffiliated commercial reinsurance carriers. All of the Company's nursing centers in Florida and Tennessee are now covered under the captive insurance policies along with most of the nursing centers in Alabama, Kentucky, Ohio, and Texas. This policy also covers claims related to our discontinued operations in West Virginia and Arkansas. The insurance coverage provided for these centers under the SHC policy include coverage limits of $0.5 million per medical incident with a sublimit per center of $1.0 million and total annual aggregate policy limits of $5.0 million. All other centers within the Company’s portfolio are covered through various commercial insurance policies which provide similar coverage limits per medical incident, per location, and on an aggregate basis for covered centers.
As of September 30, 2014, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred, but unreported claims of $26.4 million. Our calculation of this estimated liability is based on an assumption that the Company will not incur a severely adverse judgment with respect to any asserted claim; however, a significant judgment could be entered against us in one or more of these legal actions, and such a judgment could have a material adverse impact on our financial position and cash flows.
Capital Resources
As of September 30, 2014, we had $50.1 million of outstanding long-term debt and capital lease obligations. The $50.1 million total includes $0.4 million in capital lease obligations, and $6.0 million currently outstanding on the revolving credit facility. The balance of the long-term debt is comprised of $43.7 million owed on our mortgage loan.
On May 1, 2013, the Company executed an Amended and Restated Credit Agreement (the "Credit Agreement") which modified the terms of the Original Mortgage Loan and the Original Revolver Agreements dated February 28, 2011. The Credit Agreement increases the Company's borrowing capacity to $65.0 million allocated between a $45 million Mortgage Loan ("Amended Mortgage Loan") and a $20.0 million Revolver ("Amended Revolver"). Loan acquisition costs associated with the Amended Mortgage Loan and the Amended Revolver were capitalized in the amount of $1.3 million and are being amortized over the five-year term of the agreements. Loan acquisition costs of $320,000 associated with the Original Mortgage Loan were written off in conjunction with this restructuring and are recorded in Debt Retirement Costs in the Interim Consolidated Statement of Operations for the nine-month period ended September 30, 2013.
Under the terms of the amended agreements, the syndicate of banks provided the Amended Mortgage Loan with an original balance of $45.0 million with a five-year maturity through April 30, 2018, and a $20.0 million Amended Revolver through April 30, 2018. The Amended Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25-year amortization. Interest is based on LIBOR plus 4.5%, which was 4.65% at September 30, 2014, but a portion of the outstanding principal balance under the Amended Mortgage Loan is effectively fixed at 6.87% as a result of the interest rate swap described below. The Amended Mortgage Loan is secured by thirteen owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized. The Company’s Amended Revolver has an interest rate of LIBOR plus 4.5%, which resulted in an interest rate of 4.65% as of September 30, 2014.
Effective March 31, 2014, the Company entered into the Second Amendment to the Amended and Restated Revolver ("Second Amendment"). The Second Amendment temporarily increased the Amended Revolver capacity from the $20.0 million in the original Amended Revolver to $27.5 million through September 30, 2014, as a result of the increase in receivables related to new facilities that continue to progress in the change in ownership process. The Second Amendment also provided for a permanent increase in the Amended Revolver capacity to $22.5 million beginning October 1, 2014 through the original maturity date of April 30, 2018, to reflect the expansion of the Company's business through new facility acquisitions. Effective July 1, 2014, the Company entered into the Third Amendment to the Amended and Restated Revolver ("Third Amendment"). The Third Amendment makes the previously temporary increase to the Amended Revolver capacity from the $20.0 million in the original Amended Revolver to $27.5 million as defined in the Second Amendment, a permanent change to the borrowing capacity as a result of the increase in receivables related to new facilities that continue to progress through the change in ownership process.
As of September 30, 2014, the Company had $6.0 million borrowings outstanding under the revolving credit facility. The outstanding borrowings on the revolver primarily reflect the Company's approach to accumulated Medicaid and Medicare receivables at recently acquired facilities as these facilities proceed through the change in ownership process with CMS. Annual fees for letters of credit issued under this Revolver are 3.00% of the amount outstanding. The Company has ten letters of credit with a total value of $8.0 million outstanding as of September 30, 2014. Considering the balance of eligible accounts receivable, the letter of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $27.5 million, the balance available for borrowing under the revolving credit center is $12.7 million at September 30, 2014.
Effective March 27, 2014, the Company executed its purchase option to acquire all assets associated with the Rose Terrace nursing center in Culloden, West Virginia from Milton Holdings, LLC which was considered a variable interest entity ("VIE") by the Company and consolidated prior to the date of this transaction. See Note 8 to the Interim Consolidated Financial Statements under Item 1 above (the "Financial Statements") for further information on the VIE considerations. In conjunction with the purchase of the assets, the Company entered into an interest-only $8.0 million term loan ("Rose Terrace Note") with a maturity date of March 27, 2015. The structure of the Rose Terrace Note reflected the Company's intent to sell the property and transfer operations to an unrelated third-party operator. Effective July 1, 2014, the Company completed the transaction with Rose Terrace Acq., LLC to sell Rose Terrace, a 90-bed skilled nursing facility in Culloden, West Virginia for a sales price of

$16.5 million. The Company also agreed to an amendment to the Master Lease with Omega Health Investors, Inc. to terminate the lease only with respect to two other skilled nursing facilities in West Virginia, and concurrently entered into an operations transfer agreement with American Health Care Management, LLC, an affiliate of the purchaser with respect to these two other skilled nursing facilities located in Danville and Ivydale, West Virginia. Upon completion of the transaction, Diversicare no longer operates any skilled nursing centers in the state of West Virginia. In conjunction with the closing of the sale, the Company paid the balance of the $8.0 million mortgage loan outstanding on the Rose Terrace facility.
Our lending agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and debt service coverage ratios. We are in compliance with all such covenants at September 30, 2014.
Our calculated compliance with financial covenants is presented below:

	Requirement	Level at September 30, 2014
Minimum fixed charge coverage ratio	1.10:1.00	1.28:1.00
Minimum adjusted EBITDA	$10.00 million	$16.31 million
EBITDAR (mortgaged centers)	$6.150 million	$9.267 million
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
Accounts receivable attributable to patient services of continuing operations totaled $47.2 million at September 30, 2014 compared to $36.6 million at December 31, 2013, representing approximately 42 days and 43 days revenue in accounts receivable, respectively. The increase in accounts receivable is due to increases in payor sources with longer payment cycles, including Managed Care payors, as well as an increase in Medicaid patients undergoing the initial qualification process.
Our accounts receivable included approximately $8.3 million and $5.1 million at September 30, 2014 and December 31, 2013, respectively of unbilled accounts, primarily attributable to newly acquired facilities.  During the change of ownership process, we were required to hold these accounts while waiting for final Medicare and Medicaid approvals.
The allowance for bad debt was $5.3 million at September 30, 2014 as compared to $3.9 million at December 31, 2013. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.
Off-Balance Sheet Arrangements
We have ten letters of credit outstanding with an aggregate value of approximately $8.0 million as of September 30, 2014, the first of which serves as a security deposit for our facility lease with Omega in the amount of $4.6 million. The second letter of credit serves our initial funding of insurance policies with a captive insurance company in the amount of $1.0 million. The balance of the outstanding letters of credit relate to deposits at various leased facilities where the Company opted to issue letters of credit as a deposit in lieu of cash. These letters of credit were issued under our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of September 30, 2014, we had outstanding borrowings of approximately $49.7 million, $27.8 million of which was subject to variable interest rates. In connection with our May 2013 financing agreement, we entered into an interest rate swap with respect to one half of the Amended Mortgage Loan to mitigate the floating interest rate risk of such borrowing. In the event that interest rates were to change 1%, the impact on future pre-tax cash flows would be approximately $278,000 annually, representing the impact of increased or decreased interest expense on variable rate debt.

ITEM 4. CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2014. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is properly recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.
Based on an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The provision of health care services entails an inherent risk of liability. Participants in the health care industry are subject to lawsuits alleging malpractice, product liability, violations of laws governing payments received from participation in the Medicare and Medicaid programs, and other legal theories, many of which involve large claims and significant defense costs. Like many other companies engaged in the long-term care profession in the United States, we have numerous pending liability claims, disputes and legal actions for professional liability and other related issues. It is expected that we will continue to be subject to such suits as a result of the nature of our business. Further, as with all health care providers, we are periodically subject to actions seeking fines and penalties for alleged violations of health care laws and are potentially subject to claims related to compliance with health care reimbursement and fraud and abuse laws and/or the quality of care provided to residents of our facility. As with other health care providers, in the ordinary course of our business, we are also subject to claims made by employees and other disputes and litigation arising from the conduct of our business.
As of September 30, 2014, we are engaged in 48 professional liability lawsuits. Seven lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The ultimate results of any of our professional liability claims and disputes cannot be predicted with certainty. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
In July 2013, the Company learned that the United States Attorney for the Middle District of Tennessee (DOJ) had commenced a civil investigation of potential violations of the False Claims Act (FCA) at two of the Company's facilities. Notice to the Company came in the form of a civil investigative demand (CID), a form of subpoena, to produce certain documents relating to our practices and policies for rehabilitation and other services since 2010 at those two facilities. The Company responded to this limited CID and has cooperated with the DOJ in connection with its investigation. In October 2014, the Company received a second CID indicating that the DOJ’s investigation now covers all of the Company’s facilities, but only directing the Company to produce material related to a total of six of the Company's facilities. The Company intends to respond to the most recent CID and to continue cooperating with the DOJ in its FCA investigation. The Company cannot predict the outcome of this investigation or any possible related proceedings, and the outcome could have a materially adverse effect on the Company, including the imposition of damages, fines, penalties and/or a corporate integrity agreement, but the Company is committed to provide caring and professional services to its patients and residents in compliance with applicable laws and regulations.
In November 2012, a purported stockholder class action complaint was filed in the Chancery Court for Williamson County, Tennessee (21st Judicial District) against the Company's Board of Directors. This action alleges that the Board of Directors breached its fiduciary duties to stockholders related to its response to certain expressions of interest in a potential strategic transaction from Covington Investments, LLC (“Covington”). The complaint asserts that the Board failed to negotiate or otherwise appropriately consider Covington's proposals. Plaintiff has filed a motion seeking to certify the action as a class action, which is not currently set for hearing. On May 23, 2014, the plaintiff and defendants entered into a memorandum of understanding outlining the terms of a settlement subject to the execution of definitive documentation and court approval. The agreement provides that the Company will adopt and maintain certain corporate governance procedures for a period of at least three years. This settlement has not yet been approved by the court.
In June 2012, a collective action complaint was filed in the U.S. District Court for the U.S. District Court for the Western District of Arkansas against us and certain of our subsidiaries.  The complaint alleges that the defendants violated the Fair Labor Standards Act (FLSA) and seeks unpaid overtime wages as well as liquidated damages.  The Court conditionally certified a nationwide class of all of the Company's hourly employees, but recently decertified the class.  The Company intends to defend the lawsuit vigorously.
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
We cannot currently predict with certainty the ultimate impact of any of the above cases on our financial condition, cash flows or results of operations. Our reserve for professional liability expenses does not include any amounts for the collective actions, the pending DOJ investigation, the purported class action against the Arkansas facilities or the lawsuit filed against our directors. An unfavorable outcome in any of these lawsuits or any of our professional liability actions, any regulatory action, any investigation or lawsuit alleging violations of fraud and abuse laws or of elderly abuse laws or any state or Federal False Claims Act case could subject us to fines, penalties and damages, including exclusion from the Medicare or Medicaid programs, and could have a material adverse impact on our financial condition, cash flows or results of operations.
ITEM 1A RISK FACTORS
The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial also may adversely affect our business, financial condition and/or operating results. This section updates our risk factors as stated in our Annual Report in Form 10-K to reflect material developments since our Form 10-K was filed.
The U.S. Department of Justice is conducting an investigation into the Company’s provision of rehabilitation services, which could adversely affect our operations and financial condition. In July 2013, the Company learned that the United States Attorney for the Middle District of Tennessee (DOJ) had commenced a civil investigation of potential violations of the False Claims Act (FCA) at two of the Company's facilities. Notice to the Company came in the form of a civil investigative demand (CID), a form of subpoena, to produce certain documents relating to our practices and policies for rehabilitation and other services since 2010 at those two facilities. The Company responded to this limited CID and has cooperated with the DOJ in connection with its investigation. In October 2014, the Company received a second CID indicating that the DOJ’s investigation now covers all of the Company’s facilities, but only directing the Company to produce material related to a total of six of the Company's facilities. The Company intends to respond to the most recent CID and to continue cooperating with the DOJ in its FCA investigation. The Company cannot predict the outcome of this investigation or any possible related proceedings, and the outcome could have a materially adverse effect on the Company, including the imposition of damages, fines, penalties and/or a corporate integrity agreement, but the Company is committed to provide caring and professional services to its patients and residents in compliance with applicable laws and regulations.

ITEM 6. EXHIBITS
The exhibits filed as part of this report on Form 10-Q are listed in the Exhibit Index immediately following the signature page.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Diversicare Healthcare Services, Inc.

November 6, 2014

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

10.1
Third Amendment to Amended and Restated Term Loan And Security Agreement dated as of July 1, 2014, by and among the Company and a syndicate of financial institutions and banks, including The PrivateBank as the Administering Agent (incorporated by reference to exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2014).

10.2
Third Amendment and Consent to Amended And Restated Revolving Loan and Security Agreement dated as of July 1, 2014 by and among the Company and a syndicate of financial institutions and banks, including The PrivateBank as the Administering Agent (incorporated by reference to exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2014).

10.3
Fifteenth Amendment to Consolidated Amended and Restated Master Lease dated as of June 30, 2014 by and between the Company and Sterling Acquisition Corp. (incorporated by reference to exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2014).

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