Form 10-K
period 2014-12-31
Diversicare Healthcare Services, Inc.
filed 2015-03-05
CIK 919956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
________________________________
CHECK ONE:

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of Common Stock held by non-affiliates on June 30, 2014 (based on the closing price of such shares on the NASDAQ Capital Market) was approximately $28,642,000. For purposes of the foregoing calculation only, all directors, named executive officers and persons known to the registrant to be holders of 5% or more of the registrant's Common Stock have been deemed affiliates of the registrant.

On February 16, 2015, 6,155,939 shares of the registrant's $0.01 par value Common Stock were outstanding.

Documents Incorporated by Reference

Registrant's definitive proxy materials for its 2015 annual meeting of shareholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

PART 1

ITEM 1. BUSINESS

Introductory Summary.
Diversicare Healthcare Services, Inc. provides post-acute care services to skilled nursing center patients and residents in nine states, primarily in the Southeast and Southwest United States. Unless the context indicates otherwise, references herein to “Diversicare,” “the Company,” “we,” “us” and “our” include Diversicare Healthcare Services, Inc. and all of our consolidated subsidiaries. Diversicare Healthcare Services, Inc. was incorporated as a Delaware corporation in 1994.
The post-acute care profession encompasses a broad range of non-institutional and institutional services. For those among the aging, infirmed, or disabled requiring temporary or limited special services, a variety of home care options exist. As the need for assistance in activities of daily living develop, assisted living facilities become the most viable and cost effective option. For those amongst the aging, disabled, or infirmed requiring more extensive assistance and intensive care, skilled nursing center care may become the only viable option. We have chosen to focus our business primarily on the skilled nursing centers sector and to specialize in this aspect of the post-acute care continuum.

Principal Address and Website.
Our principal executive offices are located at 1621 Galleria Boulevard, Brentwood, Tennessee 37027. Our telephone number at that address is 615.771.7575, and our facsimile number is 615.771.7409. Our website is located at www.dvcr.com. The information on our website does not constitute part of this Annual Report on Form 10-K.

Operating and Growth Strategy.
Our operating objective is to optimize market position in the delivery of health care and related services to the patients and residents in need of post-acute care in the communities in which we operate. Our strategic operations development plan focuses on (i) providing a broad range of high quality, cost-effective post-acute care services; (ii) improving skilled mix in our nursing centers via enhanced capabilities for rehabilitation and transitional care; (iii) building clinical competencies and programs consistent with marketplace needs; and (iv) clustering our operations on a regional basis. Interwoven into our objectives and operating strategy is our mission:
• Improve Every Life We Touch
• Provide Exceptional Healthcare
• Exceed Expectations
• Increase Shareholder Value
Strategic operating initiatives. Our key strategic operating initiatives include improving skilled mix in our nursing centers by enhancing our staffing complement to address the increased medical complexity of certain patients, increasing clinical competencies, and adding clinical programs. The investments in nursing and clinical care have been implemented in concert with additional investments in nursing center-based sales representatives to cultivate referral and Managed Care relationships. These investments have positioned us and are expected to continue to position us to be a destination for patients covered by Medicare and Managed Care as well as certain private pay individuals. These enhancements and investments have positioned us to admit higher acuity patients.
Another strategic operating initiative was to implement an Electronic Medical Records (“EMR”) platform. See description of our EMR implementation below. We completed the implementation of Electronic Medical Records in all our nursing centers in December 2011, and implement EMR at all new facilities near the time operations commence.
As part of our strategic operating initiatives, we have continued our program for improving our physical plants. Since 2005, we have been completing strategic renovations of certain facilities that improve quality of care and profitability. We plan to continue these nursing center renovation projects and accelerate this strategy using the knowledge obtained in the first few years of this program. Our strategic operating initiatives will also include pursuing and investigating opportunities to acquire, lease or develop new facilities, focusing primarily on opportunities within our existing geographic areas of operation.
To achieve our objectives, we:
Provide a broad range of quality cost-effective services. Our objective is to provide a variety of services to meet the needs of the increasing post-acute care population requiring skilled nursing and rehabilitation care. Our service offerings currently include skilled nursing, comprehensive rehabilitation services, programming for Life Steps and Memory Care units (described below) and other specialty programming. By addressing varying levels of acuity, we work to meet the needs of the population we serve. We seek to establish a reputation as the provider of choice in each of our markets. Furthermore, we believe we are able to deliver quality services cost-effectively, compared to other healthcare providers along the spectrum of care, thereby expanding the population base that can benefit from our services.
Improve skilled mix in our nursing centers. By enhancing our registered nurse coverage and adding specialized clinical care, we believe we can admit patients with more medically complex conditions, thereby improving skilled mix and reimbursement. The investments in nursing and clinical care are being conducted in concert with additional investments in nursing center-based sales representatives to develop referral and Managed Care relationships. These investments will better attract quality payor sources for patients covered by Medicare, Managed Care and Medicare replacement payors as well as certain private pay individuals. We will also continue our program for the renovation and improvement of our nursing centers to attract and retain patients and residents.
Cluster operations on a regional basis. We have developed regional concentrations of operations in order to achieve operating efficiencies, generate economies of scale and capitalize on marketing opportunities created by having multiple operations in a regional market area.
Key elements of our growth strategy are to:
Increase revenues and profitability at existing facilities. Our strategy includes increasing center revenues and profitability through improving payor mix, providing an increasing level of higher acuity care, obtaining appropriate reimbursement for the care we provide, and providing high quality patient care. In addition to our nursing center renovation program, ongoing investments are being made in expanded nursing and clinical care. We continue to enhance center-based marketing initiatives to promote higher occupancy levels and improved skilled mix at our nursing centers.
Improve physical plants. Our nursing centers have an average age of approximately 39 years as of December 31, 2014. During 2005, we began an initiative to complete strategic renovations of certain facilities to improve occupancy, quality of care and profitability. We developed a plan to identify those facilities with the greatest potential for benefit and began the renovation program during the third quarter of 2005. Major renovations result in significant cosmetic upgrades, including new flooring, wall coverings, lighting, ceilings and furniture throughout the nursing center. Renovations also usually include certain external work to improve curb appeal, such as concrete work, landscaping, roof and signage enhancements. Many of our renovation projects will include adding functionality and space for our rehabilitation therapy offerings.
Development of additional specialty services. Our strategy includes the development of additional specialty units and programming in facilities that could benefit from these services. The specialty programming will vary depending on the needs of the specific market, and may include complex medical and rehabilitation services, as well as memory care units and other specialty programming. These services allow our facilities to meet market needs while improving census and payor mix. A center specific assessment of the market and the current programming being offered is conducted related to specialty programming to determine if unmet needs exist as a predictor of the success of particular niche offerings and services.
Acquisition, leasing and development of new centers. We continue to pursue and investigate opportunities to acquire, lease or develop new facilities, focusing primarily on opportunities that can leverage our existing infrastructure.

Nursing Centers and Services.
Diversicare provides a broad range of post-acute care services to patients and residents including skilled nursing, ancillary health care services and assisted living. In addition to the nursing and social services usually provided in long-term care centers, we offer a variety of rehabilitative, nutritional, respiratory, and other specialized ancillary services. As of December 31, 2014, our continuing operations consist of 52 nursing centers with 5,825 licensed nursing beds. Our nursing centers range in size from 48 to 320 licensed nursing beds. The licensed nursing bed count does not include 496 licensed assisted living beds. Our continuing operations include centers in Alabama, Florida, Indiana, Kansas, Kentucky, Missouri, Ohio, Tennessee, and Texas.
The following table summarizes certain information with respect to the nursing centers we own or lease as of December 31, 2014:

	Number of Centers	Licensed Nursing Beds (1)	Available Nursing Beds (1)
Operating Locations:
Alabama	7	846	838
Florida	1	79	79
Indiana	1	158	158
Kansas	5	418	413
Kentucky	11	973	969
Missouri	3	339	339
Ohio	6	546	536
Tennessee	5	617	563
Texas	13	1,849	1,726
	52	5,825	5,621
Classification:
Owned	13	1,220	1,188
Leased	39	4,605	4,433
Total	52	5,825	5,621
____________

(1)
The number of Licensed Nursing Beds is based on the regulatory licenses for the nursing center. The Company reports its occupancy based on licensed nursing beds. The number of Available Nursing Beds represents Licensed Nursing Beds reduced by beds removed from service. Available Nursing Beds is subject to change based upon the needs of the facilities, including configuration of patient rooms, common usage areas and offices, status of beds (private, semi-private, ward, etc.) and renovations. The number of Licensed and Available Nursing Beds does not include 496 Licensed Assisted Living/Residential Beds, all of which are also available. These beds are excluded from the bed counts as our operating statistics such as occupancy are calculated using Nursing Beds only.

Our nursing centers provide skilled nursing health care services, including nutrition services, recreational therapy, social services, housekeeping and laundry services. Skilled nursing care is provided for post-acute patients and residents with comorbidities. This care includes assessment using evidence based tools; individualized care plan development based on identified areas of risk and care needs; and skilled interventions such as IV services. We also provide for the delivery of ancillary medical services at the nursing centers we operate. These specialty services include rehabilitation therapy services, such as audiology, speech, occupational and physical therapies, which are provided through licensed therapists and registered nurses, and the provision of medical supplies, nutritional support, infusion therapies and related clinical services. The majority of these services are provided using our internal resources and clinicians.
Within the framework of a nursing center, we may provide other specialty care, including:
Transitional Care Unit. Many of our nursing centers have units designated as transitional care units, our designation for patients requiring transitional care following an acute stay in the hospital. These units specialize in short-term nursing and rehabilitation with the goal of returning the patient to their highest potential level of functionality. These units provide enhanced services with emphasis on upgraded amenities. The design and programming of the units generally appeal to the clinical and hospitality needs of individuals as they progress to the next appropriate level of care. Specialized therapeutic treatment regimens include orthopedic rehabilitation, neurological rehabilitation and complex medical rehabilitation. While these patients generally have a shorter length of stay, the intensive level of nursing and rehabilitation required by these patients typically results in higher levels of reimbursement.
Memory Care Unit. Like our transitional care units, many of our nursing centers have memory care units, our designation for advanced care for dementia related disorders including Alzheimer's disease. The goal of the units is to provide a safe, homelike and supportive environment for cognitively impaired patients, utilizing an interdisciplinary team approach. Family and community involvement compliment structured programming in the secure environment instrumental in fostering as much resident independence and purposeful quality of life as long as possible despite diminished capacity.
Enhanced Therapy Services. We have complimented our traditional therapy services with programs that provide electrotherapy, vital stimulation, ultrasound and shortwave diathermy therapy treatments that promote pain management, wound healing, muscle strengthening, and/or contractures management, improving outcomes for our patients and residents receiving therapy treatments.

Other Specialty Programming. We implement other specialty programming based on a center's specific needs. We have developed two adult day care centers on nursing center campuses. We have developed specialty programming for bariatric patients (generally, patients weighing more than 350 pounds) at one of these facilities as these individuals have unique psychosocial and equipment needs.
Quality Assurance and Performance Improvement. We have in place a Quality Assurance and Performance Improvement (“QAPI”) program, which is focused on monitoring and improving all aspects of the care provided in a center by identifying outcomes and acting on areas of improvement. The QAPI program in our centers addresses all systems of care and management practices. Key quality indicators are determined and performance goals and benchmarks are established based on industry research standards via a Balanced Scorecard. Gaps and opportunities in performance versus benchmarks are addressed with analysis and performance improvement plans. Outcomes from each center in the areas of quality, employee workplace, customer satisfaction, and stewardship are collected monthly and overseen by regional and company quality committees.
Implement Electronic Medical Records. We completed the initial implementation of EMR in our nursing centers in December 2011. EMR improves our ability to accurately record the care provided to our patients and quickly respond to areas of need. We now implement the use of EMR near the time of acquisition for new centers. EMR improves customer and employee satisfaction, nursing center regulatory compliance and provides real-time monitoring and scheduling of care delivery. We believe our EMR system supports our quality initiatives and positions us for higher acuity service offerings. Our EMR system is comprehensive in its functionality, providing key components, such as:

•
Tracking Activities of Daily Living (“ADLs”). ADLs are the functions that each person must perform on a daily basis including, but not limited to, getting dressed, bathing, and eating. ADL tracking allows us to capture the provision of care provided by our nursing, dietary and housekeeping staff in assisting with ADLs quickly, efficiently and electronically.

•
Progress Notes. Progress notes are an important component of our medical records. Licensed nursing professionals provide documentation reflecting assessment of each patient's condition and intervention of skilled care provided. The EMR system provides means for a comprehensive chronological record resulting in improved capture, monitoring and review of documentation of condition and care provided.

•
Medications. Our patients receive a number of daily medications. This module assists with electronic tracking and documenting of required medications and treatments. This provides a more accurate and efficient care system for our nurses and patients.

•
Wound Module. This allows for an evidence-based risk assessment to drive patient specific interventions to prevent skin breakdown. When skin abnormalities are present, it provides for accurate depiction of anatomical location and description which drives individualized care treatments.

•	Incident Module. Allows for capturing any event, such as a fall, and provides quality assurance steps for root cause and patient-specific care plans.
For all modules, the EMR system provides a dashboard that can be reviewed at a number of kiosks throughout the nursing center, allowing our staff to securely access a list of upcoming patient care tasks and providing supervisors a tool to help manage and monitor staff performance. We believe the EMR system provides better support, efficiency, and improves the quality of care for our patients. Our deployment schedule resulted in full EMR in 8 centers and ADL tracking in 13 others during 2010 and the remaining implementations were completed during 2011, at a rate of approximately five to six centers every two months. We invested approximately $112,000 per nursing center to deploy EMR in all our facilities at the time of implementation. We currently implement EMR at each of the facilities we acquire or at which time we assume operations during the transition process.
Organization. Our nursing centers are currently organized into eight regions, each of which is supervised by a regional vice president. The regional vice president is generally supported by specialists in several functions, including clinical, human resources, marketing, revenue cycle management and administration, all of whom are employed by us. The day-to-day operations of each of our nursing centers are led by an on-site, licensed administrator. The administrator of each nursing center is supported by other professional personnel, including a medical director, who assists in the medical management of the nursing center, and a director of nursing, who supervises a team of registered nurses, licensed practical nurses and nurse aides. Other personnel include those providing therapy, dietary, activities and social service, housekeeping, laundry and maintenance and office services. The majority of personnel at our nursing centers, including the administrators, are our employees.

Marketing.
We believe that skilled nursing care is fundamentally a local business in which both patients and their referral sources are typically based in the immediate geographic area in which the nursing center is located. Our marketing plan and related support activities emphasize the role and contributions of the administrators, admissions coordinators and clinical liaisons of each nursing center, all of whom are responsible for developing relationships with various referral sources such as doctors, hospitals, hospital case managers and discharge planners, and various healthcare and community organizations. Training, sales tools and job aids are provided for the sales and marketing teams for the product knowledge, market knowledge, and selling skills necessary to support their efforts in the field. As part of our business strategy, we have dedicated sales and marketing personnel who develop strong partnerships with physicians and hospital executives as well as ACOs, BPIs, and Managed Care organizations. We believe these relationships will be mutually beneficial, providing the community with high quality healthcare while helping customers to navigate choices, manage transitions, and control costs.

At the local level, our sales and marketing efforts are designed to:

•	Identify and develop strong healthcare partnerships

•	Help facilitate smooth transitions between care settings

•	Promote collaboration with ACOs, BPIs, and healthcare organizations

•	Educate referral sources and community on our key differentiators and capabilities

•	Position ourselves as a valuable resource and healthcare partner

•	Enhance the customer experience

•	Contribute to a strong community presence

•	Promote higher occupancy levels

•	Foster optimal payor mix

In addition to soliciting admissions from current and potential referral sources, we emphasize involvement in community and healthcare events and opportunities to promote a public awareness of our nursing centers and services. Activities include ongoing family councils and community based “family night” functions, providing the opportunity to educate the public on various topics such as Medicare benefits, powers of attorney, and other topics of interest. We also promote a positive customer experience, best practices, strong surveys, and a high Star Rating; we seek feedback through third-party resident and family surveys. We host tour and “open house” opportunities, where members of the local community are invited to visit the center to see any improvements or to better understand our environment and services. We look for ways to offer increased clinical capabilities and services to better meet the needs of the community and referral sources. In addition, we have regional oversight to support the overall marketing strategies in each local center, in order to promote higher occupancy levels and improved payor and case mixes at our nursing centers. We offer the resources and metrics for strong healthcare partnerships with our referral sources, including ACOs and other Managed Care partners. Our support center marketing personnel support regional and local marketing personnel and efforts.

We have monthly marketing programs and ongoing marketing initiatives, developed internally, that focus on educating and meeting the needs of our customers while growing our business. Resources are also available to assist each nursing center administrator in analysis of local demographics and competition with a view toward complementary service development. We consider the primary referral area in long-term care to generally lie within a five-to-fifteen-mile radius of each nursing center depending on population density; consequently, we focus on local marketing efforts rather than broad-based advertising.

Acquisitions, Development Projects and Divestitures.
Acquisitions and Development
In March 2013, the Company entered into an asset purchase agreement ("the Agreement") with Cumberland & Ohio Co. of Texas, as receiver of the assets of SeniorTrust of Florida, Inc. to acquire certain land, improvements, furniture, fixtures and equipment, and personal property of five facilities, all located in Kansas, for an aggregate purchase price of $15,500,000. The purchase of the Kansas facilities closed on May 1, 2013. As a result of the consummation of the Agreement, the Company allocated the purchase price of $15,500,000 between the assets associated with the transaction based on the fair value of the acquired net assets. In addition to the assets acquired in the transaction, the Company also assumed liabilities of $758,000, which resulted in total cash outlay of $14,742,000.

Lease Agreements and Assumption of Operations
During 2014, the Company assumed operations at eight facilities comprising a total increase of 939 licensed beds. See table below for details of the 2014 operations acquired by the Company:

Facility	Location	Effective Date	Licensed Bed Count*
Diversicare of Big Springs	Huntsville, Alabama	March 1, 2014	135
Diversicare of Nicholasville	Nicholasville, Kentucky	June 1, 2014	73
Diversicare of St. Joseph	St. Joseph, Missouri	July 1, 2014	196
Riverside Place	St. Joseph, Missouri	July 1, 2014	190
St. Joseph Chateau	St. Joseph, Missouri	July 1, 2014	69
Avon Place	Avon, Ohio	August 1, 2014	142
Ontario Pointe	Ontario, Ohio	August 1, 2014	42
Diversicare of Greenville	Greenville, Kentucky	October 1, 2014	92
* Bed count includes skill nursing beds and other licensed beds, including assisted-living and residential.
Discontinued Operations
Effective April 3, 2014, the Company entered into an asset purchase agreement with Rose Terrace Acq., LLC to sell its skilled nursing facility in Culloden, West Virginia. The original asset purchase agreement was subject to a number of conditions including an amendment to the Master Lease with Omega Health Investors, Inc. ("Omega") to terminate the lease only with respect to two other skilled nursing facilities in West Virginia, state licensure and regulatory approval.
Effective July 1, 2014, the Company completed the transaction with Rose Terrace Acq., LLC to sell Rose Terrace, a 90-bed skilled nursing facility in Culloden, West Virginia for a sales price of $16,500,000. The Company also entered into the Fifteenth Amendment to the Master Lease with Omega to terminate the lease only with respect to two other skilled nursing facilities in Danville and Ivydale, West Virginia, and concurrently entered into an operations transfer agreement with American Health Care Management, LLC, an affiliate of the purchaser with respect to the two skilled nursing facilities located in Danville and Ivydale, West Virginia. The amendment effectively reduced the annual rent payments due under the Master Lease by $1,900,000. Upon completion of the transaction, Diversicare no longer operates any skilled nursing centers in the state of West Virginia. In conjunction with the closing of the sale, the Company paid the balance of the $8,000,000 mortgage loan outstanding on the Rose Terrace facility.
Effective September 1, 2013, the Company entered into an agreement with Omega to terminate its lease with respect to eleven nursing centers and 1,181 licensed beds located in Arkansas and concurrently entered into operation transfer agreements to transfer the operations of each of those eleven centers to an operator selected by Omega. Upon the completion of the transaction, the Company no longer operates any skilled nursing centers in the State of Arkansas. In connection with the closing of this transaction, the Company and Omega entered into the Thirteenth Amendment to the Master Lease. This amendment effectively modifies the terms of the Master Lease to terminate the terms surrounding the eleven nursing centers in Arkansas, and only as to those eleven centers, and effectively reduces the annual rent payable under the Master Lease by $5,000,000. In addition to the expenses associated with the discontinued operations, the Company also incurred $1,446,000 in restructuring expenses in 2013 that represent corporate expenses and exit costs associated with the Arkansas disposition, but not classified as discontinued operations. The Company will continue to defend, and make cash payments related to, professional liability claims asserted against these nursing centers for events occurring prior to September 1, 2013.

Nursing Center Profession.
We believe there are a number of significant trends within the post-acute care industry that will support the continued growth of the nursing home profession. These trends are also likely to impact our business. These factors include:
Demographic trends. The primary market for our post-acute health care services is comprised of persons aged 75 and older. This age group is one of the fastest growing segments of the United States population. As the number of persons aged 75 and over continues to grow, we believe that there will be corresponding increases in the number of persons who need skilled nursing care.
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
Limited supply of centers. As the nation's population of seniors continues to grow, life expectancy continues to expand, and there continue to be limitations on granting Certificates of Need (“CON”) for new skilled nursing centers, so we believe that there will be continued demand for skilled nursing beds in the markets in which we operate. The majority of states have adopted CON or similar statutes requiring that prior to adding new skilled beds or any new services, or making certain capital expenditures, a state agency must determine that a need exists for the new beds or proposed activities. We believe that this CON process tends to restrict the supply and availability of licensed skilled nursing center beds. High construction costs, limitations on state and federal government reimbursement for the full costs of construction, and start-up expenses also act to restrict growth in the supply for such centers. At the same time, skilled nursing center operators are continuing to focus on improving occupancy and expanding services to include high acuity patients who require significantly higher levels of skilled nursing personnel and care.
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

Competition.
The post-acute care business is highly competitive. We face direct competition for additional centers, and our centers face competition for employees and patients. Some of our present and potential competitors for acquisitions are significantly larger and have or may obtain greater financial and marketing resources. Competing companies may offer new or more modern centers or new or different services that may be more attractive to patients than some of the services we offer.
The nursing centers operated by us compete with other facilities in their respective markets, including rehabilitation hospitals and other skilled and personal care residential facilities. In the few urban markets in which we operate, some of the long-term care providers with which our facilities compete are significantly larger and have or may obtain greater financial and marketing resources than our facilities. Some of these providers are not-for-profit organizations with access to sources of funds not available to our centers. Construction of new long-term care facilities near our existing centers could adversely affect our business. We believe that the most important competitive factors in the long-term care business are: a nursing center's local reputation with referral sources, such as acute care hospitals, physicians, religious groups, other community organizations, Managed Care organizations, and a patient's family and friends; physical plant condition; the ability to identify and meet particular care needs in the community; the availability of qualified personnel to provide the requisite care; and the rates charged for services. There is limited, if any, price competition with respect to Medicaid and Medicare patients, since revenues for services to such patients are strictly controlled and are based on fixed rates and cost reimbursement principles. Although the degree of success with which our centers compete varies from location to location, we believe that our centers generally compete effectively with respect to these factors.

Revenue Sources
We classify our revenues from patients and residents into four major categories: Medicaid, Medicare, Managed Care, and private pay and other. Medicaid revenues are composed of the traditional Medicaid program established to provide benefits to those in need of financial assistance in the securing of medical services. Medicare revenues include revenues received under both Part A and Part B of the Medicare program. Managed Care revenues include payments for patients who are insured by a third-party entity or are Medicare beneficiaries who assign their Medicare benefits to a Managed Care replacement plan, often referred to as Medicare replacement products. The private pay and other revenues are composed primarily of individuals or parties who directly pay for their services. Included in the private pay and other category are patients who are hospice beneficiaries as well as the recipients of Veterans Administration benefits. Veterans Administration payments are made pursuant to renewable contracts negotiated with these payors.
The following table sets forth net patient revenues related to our continuing operations by payor source for the periods presented (dollar amounts in thousands):

	Year Ended December 31,
	2014		2013		2012
Medicaid	$166,497	48.4%	$137,388	52.8%	$121,280	52.5%
Medicare	101,806	29.6%	71,662	27.5%	70,235	30.4%
Managed Care	23,178	6.7%	15,580	6.0%	11,863	5.1%
Private Pay and other	52,711	15.3%	35,591	13.7%	27,669	12.0%
Total	$344,192	100.0%	$260,221	100.0%	$231,047	100.0%
The following table sets forth average daily skilled nursing census by payor source for our continuing operations for the periods presented:

	Year Ended December 31,
	2014		2013		2012
Medicaid	2,844	67.0%	2,392	69.6%	2,160	69.7%
Medicare	540	12.7%	395	11.5%	394	12.7%
Managed Care	151	3.6%	103	3.0%	79	2.5%
Private Pay and other	709	16.7%	548	15.9%	466	15.1%
Total	4,244	100.0%	3,438	100.0%	3,099	100.0%
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
We receive the majority of our annual Medicaid rate increases during the third quarter of each year. The rate changes received in 2014 and 2013, along with increased Medicaid acuity in our acuity based states, were the primary contributor to our 2.1% increase in average rate per day for Medicaid patients in 2014 compared to 2013. Based on the rate changes received during the third quarter of 2014, we expect a favorable impact to our rate per day for Medicaid patients as we move into 2015 due to modest rate increases in many of the states within which we operate.
We are unable to predict what, if any, reform proposals or reimbursement limitations will be implemented in the future, or the effect such changes would have on our operations. For the year ended December 31, 2014, we derived 29.6% and 48.4% of our total patient revenues related to continuing operations from the Medicare and Medicaid programs, respectively.  Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on our financial position and profitability.
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

Employees.
As of February 2, 2015, we employed approximately 6,100 individuals in connection with our continuing operations, approximately 4,200 of which are considered full-time employees. We believe that our employee relations are good. Approximately 70 of our employees are represented by a labor union.
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
Supplies and Equipment.
We purchase drugs, solutions and other materials and lease certain equipment required in connection with our business from many suppliers. We have not experienced, and do not anticipate that we will experience, any significant difficulty in purchasing supplies or leasing equipment from current suppliers. In the event that such suppliers are unable or fail to sell us supplies or lease equipment, we believe that other suppliers are available to adequately meet our needs at comparable prices. National purchasing contracts are in place for all major supplies, such as food, linens and medical supplies. These contracts assist in maintaining quality, consistency and efficient pricing. Based on contract pricing for food and other supplies, we expect cost increases in 2015 to be relatively the same or slightly lower than the increases we experienced in 2014.

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
Health care and health insurance reform. In March 2010, significant legislation concerning health care and health insurance was passed, including the “Patient Protection and Affordable Care Act” (“Patient Protection Act”), along with the “Health Care and Education Reconciliation Act of 2010” (“Reconciliation Act”), collectively defined as the “Legislation.” We expect this Legislation to impact our Company, our employees and our patients in a variety of ways. Some aspects of these new laws have been implemented while others will be phased in over the next several years when all mandates become effective. This Legislation significantly changes the future responsibility of employers with respect to providing health care coverage to employees in the United States. We have not estimated the financial impact of the Legislation and the costs associated with complying with the increased levels of health insurance we will be required to provide our employees and their dependents in future years. We expect the Legislation will result in increased operating expenses.
We also anticipate this Legislation will continue to impact our Medicaid and Medicare reimbursement as well, though the timing and ultimate level of that impact is currently unknown as we anticipate that many of the provisions of the Legislation may be subject to further clarification and modification through the rule making process. The Legislation expands the role of home-based and community services, which may place downward pressure on our sustaining population of Medicaid patients. These reforms include the possible modifications to the conditions of qualification for payment, bundling of payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers. The provisions of the Legislation discussed above are examples of recently-enacted federal health reform provisions that we believe may have a material impact on the long-term care industry and on our business. However, the foregoing discussion is not intended to constitute, nor does it constitute, an exhaustive review and discussion of the Legislation.
Skilled nursing facilities are required to bill Medicare on a consolidated basis for certain items and services that they furnish to patients, regardless of the cost to deliver these services. This consolidated billing requirement essentially makes the skilled nursing facility responsible for billing Medicare for all care services delivered to the patient during the length of stay.
CMS has instituted a number of new exploratory test programs designed to extend the reimbursement and financial responsibilities under consolidated billing beyond the traditional discharge date to include a broader set of bundled services. Such examples may include, but are not exclusive to, home health, durable medical equipment, home and community based services, and the cost of re-hospitalizations during a specified bundled period. Today these test programs for bundled reimbursement are confined to a small set of clinical conditions. This bundled form of reimbursement could be extended to a broader range of diagnosis related conditions in the future. Because of the untested nature of this new form of reimbursement, the potential impact on skilled nursing facility utilization and reimbursement is currently unknown. The process for defining bundled services has not been fully determined by CMS and therefore is subject to change during the rule making process.
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
As a component of CMS administration of the government's reimbursement programs, a new ratings system was implemented in December 2008 to assist the public in choosing a skilled care provider. While data for the consumer has been available for several years, the display of quality with a “Star” ranking with a “5 Star” ranking being the highest and a “1 Star” ranking being the lowest was new in 2008. The “5 Star” system is an attempt to simplify all the data for each nursing center to a “Star” ranking. The overall Star rating is determined by three components (three years survey results, quality measure calculations, and staffing data), with each of the components receiving star rankings as well. As this initiative becomes a bigger part of our business environment, we remain diligent in continuing to provide outstanding patient care to achieve high rankings for our facilities, as well as assuring that our rankings are correct and appropriately reflect our quality results.
Health Insurance Portability and Accountability Act of 1996 Compliance. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) has mandated an extensive set of regulations to standardize electronic patient health, administrative and financial data transactions and to protect the privacy of individually identifiable health information. We have a HIPAA compliance committee and designated privacy and security officers.

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

Committee Charters.
The Board of Directors has an Audit Committee, Compensation Committee, Corporate Governance Committee, Risk Management Committee, and Executive Committee. The Board of Directors has adopted written charters for each committee, except for the Executive Committee, which are posted on the Company's website (www.dvcr.com) and are available in print to any stockholder who requests a copy.

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
We may have substantial adjustments to our accrual for professional liability claims which could cause significant changes in our net earnings.
Each year, we record adjustments to our accrual for self-insured risks associated with professional liability claims. While these adjustments to the accrual result in changes to reported expenses and income, they are not directly related to changes in cash because the accrual is not funded. These self-insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Any increase in the accrual decreases income in the period, and any reduction in the accrual increases income during the period. Our actual professional liabilities may vary significantly from the accrual due to an increase in the number of claims asserted or claim costs in excess of estimates, and the amount of the accrual has and may continue to fluctuate by a material amount in any given quarter. For the years ended December 31, 2014, 2013 and 2012, we recorded professional liability expense of $7.2 million, $5.7 million and $4.3 million, respectively.
Our outstanding indebtedness is subject to various financial covenants and floating rates of interest which could be subject to fluctuations based on changing interest rates.
We have long-term indebtedness of $47.9 million at December 31, 2014. Certain of our debt agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and debt service coverage ratios. As of December 31, 2014, we were in compliance with these financial covenants. Our failure to comply with those covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of some or all of our debts. Such non-compliance could result in a material adverse impact to our financial position, results of operations and cash flows. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for additional discussion of our covenants.
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
As of December 31, 2014, we are engaged in 51 professional liability lawsuits. Although we work diligently to limit the cash required to settle and defend professional liability claims, a significant judgment entered against us in one or more legal actions could have a material adverse impact on our cash flows and could result in our being unable to meet all of our cash needs as they become due.
Our operational and strategic flexibility is limited due to the number of our facilities that are leased from third parties.
A substantial majority of our facilities are leased from third parties. The terms of such leases generally require us to operate such facilities as skilled nursing facilities, and generally do not allow us to assign the lease to a third party without the applicable landlord’s consent. Therefore, our ability to divest such leased properties is limited, and we may be forced to continue operating such facilities as skilled nursing facilities even if doing so becomes unprofitable.
We are highly dependent on reimbursement by third-party payors.
Substantially all of our nursing center revenues are directly or indirectly dependent upon reimbursement from third-party payors, including the Medicare and Medicaid programs, and private insurers. For the year ended December 31, 2014, our patient revenues from continuing operations derived from Medicaid, Medicare, Managed Care and private pay (including private insurers) sources were approximately 48.4%, 29.6%, 6.7%, and 15.3%, respectively. Changes in the mix of our patients among Medicare, Medicaid, Managed Care and private pay categories and among different types of private pay sources may affect our net revenues and profitability. Our net revenues and profitability are also affected by the continuing efforts of all payors to contain or reduce the costs of health care. Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue.
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
The Office of Inspector General (“OIG”), the enforcement arm of the Medicare and Medicaid programs, formulates a formal work plan each year for nursing centers. The OIG's most recent work plan indicates that quality of care, assessment and monitoring, poorly performing nursing facilities, hospitalizations, criminal background checks, Medicare part B services, accuracy of nursing facilities Minimum Data, transparency of ownership, and civil monetary penalty funds will be the investigative focus in 2015. We cannot predict the likelihood, scope or outcome of any such investigations on our facilities.
We are subject to claims under the self-referral, false claims, and anti-kickback legislation.
In the United States, various state and federal laws regulate the relationships between providers of health care services, physicians, and other clinicians. These self-referral laws impose restrictions on physician referrals for designated health services to entities with which they have financial relationships. These laws also prohibit the offering, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare or state health care program patients or patient care opportunities for the purchase, lease or order of any item or service that is covered by the Medicare and Medicaid programs. The false claims act authorizes individuals to file legal actions to recover improper reimbursement received from governmental payors. To the extent that we, any of our facilities through which we do business, or any of the owners or directors have a financial relationship with each other or with other health care entities providing services to long-term care patients, such relationships could be subject to increased scrutiny. At least one false claims act case is pending against us, and there can be no assurance that our operations will not be subject to review, scrutiny, penalties or enforcement actions under these laws, or that these laws will not change in the future. Violations of these laws may result in substantial damage awards, civil or criminal penalties for individuals or entities, including large civil monetary penalties and exclusion from participation in the Medicare or Medicaid programs. Such awards, exclusion or penalties, if applied to us, could have a material adverse effect on our financial position and profitability.
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
In many of the regions where we operate, the market for qualified nurses and other healthcare professionals has been and continues to be very competitive. In order to hire and retain such qualified professionals going forward, we may be required to offer higher wages or greater benefits, and in such event, higher average labor costs may result. Wages represent the largest component of our operating expenses. Therefore, our ability to manage labor costs will significantly influence our results of operations and cash flow.

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
Our systems are subject to security breaches and other cybersecurity incidents.
While we maintain information technology security and safeguards, complex medical systems can be targeted for cyber attacks, and as a result, the potential exists for unauthorized parties to obtain access to our computer systems and networks. Such cyber attacks could result in the misappropriation of our patient information protected by privacy laws, private employee information, proprietary business information and technology or result in interruptions to our business. The reliability and security of our information technology infrastructure is critical to our business. To the extent that any disruptions or security breaches result in significant loss or damage to our data, or inappropriate disclosure of significant proprietary information, it could require notice to state and federal agencies of such a breach, cause damage to our reputation and affect our relationships with our patients, may result in civil and/or criminal fines and penalties or related class action litigation, any of which could have a material adverse effect on our business, results of operations and financial condition.
Investing in our business initiatives and development could adversely impact our results of operations and financial condition.
We plan to invest in business initiatives and development that will increase our operating expenses. These initiatives may or may not be successful in growing our census or revenues. There is typically a time delay between incurring such expenses and the attaining of revenues and cash flows expected from these initiatives and development. As a result, our revenue and operating cash flow may not increase enough during a reporting period to cover these increased expenses. Such additional revenues may not materialize to the level we anticipate, if at all.
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
We currently pay a $0.055 quarterly dividend on our common shares, and while the Board of Directors intends to pay quarterly dividends, the Board will make the determination of the amount of future cash dividends, if any, to be declared and paid based on, among other things, our financial condition, funds from operations, the level of our capital expenditures and future business prospects. The Company is restricted by its debt agreements in its ability to pay dividends.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We own 13 and lease 39 long-term care facilities as discussed in “Item 1 Business - Nursing Centers and Services.” See further details below.

Our current operations include 39 nursing centers subject to operating leases, including 23 owned by Omega, 13 owned by Aviv REIT, and three owned by other parties. In our role as lessee, we are responsible for the day-to-day operations of all operated centers. These responsibilities include recruiting, hiring and training all nursing and other personnel, and providing patient care, nutrition services, marketing, quality improvement, accounting, and data processing services for each center. The lease agreements pertaining to our 39 leased facilities are “triple net” leases, requiring us to maintain the premises, provide insurance, pay taxes and pay for all utilities. The average remaining term of our lease agreements, including renewal options, is approximately 17 years. See the table below for a summary of owned and leased beds operated by the Company.

State	Centers	Leased Beds	Owned Beds	Total Operational Beds
Alabama	7	643	203	846
Florida	1	79	—	79
Indiana	1	172	—	172
Kansas	5	—	444	444
Kentucky	11	1,015		1,015
Missouri	3	455	—	455
Ohio	6	844	—	844
Tennessee	5	497	120	617
Texas	13	1,370	479	1,849
Total	52	5,075	1,246	6,321

Brentwood Support Center and Regional Offices
We lease approximately 29,000 square feet of office space in Brentwood, Tennessee that houses our executive offices, and centralized management support functions. In addition, we lease approximately 4,000 square feet of office space in Ashland, Kentucky for a regional office. Lease periods on these facilities range up to three years. Regional executives for Alabama and Kansas work from offices of up to 1,500 square feet each. We believe that our leased properties are adequate for our present needs and that suitable additional or replacement space will be available as required.

ITEM 3. LEGAL PROCEEDINGS
The provision of health care services entails an inherent risk of liability. Participants in the health care industry are subject to lawsuits alleging malpractice, negligence, violations of false claims acts, product liability, or related legal theories, many of which involve large claims and significant defense costs. Like many other companies engaged in the long-term care profession in the United States, we have numerous pending liability claims, disputes and legal actions for professional liability and other related issues. It is expected that we will continue to be subject to such suits as a result of the nature of our business. Further, as with all health care providers, we are periodically subject to regulatory actions seeking fines and penalties for alleged violations of health care laws and are potentially subject to the increased scrutiny of regulators for issues related to compliance with health care fraud and abuse laws and with respect to the quality of care provided to residents of our facility. Like other health care providers, in the ordinary course of our business, we are also subject to claims made by employees and other disputes and litigation arising from the conduct of our business.
As of December 31, 2014, we are engaged in 51 professional liability lawsuits. Ten lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
In July 2013, the Company learned that the United States Attorney for the Middle District of Tennessee (DOJ) had commenced a civil investigation of potential violations of the False Claims Act (FCA) at two of the Company's facilities. Notice to the Company came in the form of a civil investigative demand (CID), a form of subpoena, to produce certain documents relating to our practices and policies for rehabilitation and other services since 2010 at those two facilities. The Company responded to this limited CID and has cooperated with the DOJ in connection with its investigation. In October 2014, the Company received a second CID indicating that the DOJ’s investigation now covers all of the Company’s facilities, but only directing the Company to produce material related to a total of six of the Company's facilities. The Company has also received from the OIG requests for the medical records of certain patients. The Company intends to respond to the most recent requests and to continue cooperating with the DOJ and the OIG in the investigation. The Company cannot predict the outcome of this investigation or any possible related proceedings, and the outcome could have a materially adverse effect on the Company, including the imposition of damages, fines, penalties and/or a corporate integrity agreement, but the Company is committed to provide caring and professional services to its patients and residents in compliance with applicable laws and regulations.
In November 2012, a purported stockholder class action complaint was filed in the Chancery Court for Williamson County, Tennessee (21st Judicial District) against the Company's Board of Directors. This action alleges that the Board of Directors breached its fiduciary duties to stockholders related to its response to certain expressions of interest in a potential strategic transaction from Covington Investments, LLC (“Covington”). The complaint asserts that the Board failed to negotiate or otherwise appropriately consider Covington's proposals. Plaintiff has filed a motion seeking to certify the action as a class action, which is not currently set for hearing. On May 23, 2014, the plaintiff and defendants entered into a memorandum of understanding outlining the terms of a settlement subject to the execution of definitive documentation and court approval. The agreement provides that the Company will adopt and maintain certain corporate governance procedures for a period of at least three years. This settlement has not yet been approved by the court. The settlement hearing is scheduled for April 7, 2015.
In June 2012, a collective action complaint was filed in the U.S. District Court for the U.S. District Court for the Western District of Arkansas against us and certain of our subsidiaries.  The complaint alleges that the defendants violated the Fair Labor Standards Act (FLSA) and seeks unpaid overtime wages as well as liquidated damages.  The Court conditionally certified a nationwide class of all of the Company's hourly employees, but recently decertified the class.  After the class was decertified, the law firm initiating the action filed two new separate actions in federal court in Tennessee and Texas, naming as plaintiffs many of the individuals who had filed claims in the original Arkansas action. The new actions assert the same claim as was asserted in the original Arkansas action. The Company intends to defend these lawsuits vigorously.
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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information. Our common stock is traded on the NASDAQ Capital Market and began trading there on September 12, 2006 under the symbol “AVCA.” Effective March 15, 2013, the Company changed its name from Advocat Inc. to Diversicare Healthcare Services, Inc. as a result of a merger of the Company and a wholly-owned subsidiary. In connection with the name change, the Company changed its NASDAQ ticker symbol from “AVCA” to “DVCR” effective with the market open on
Monday, March 18, 2013. The following table sets forth the high and low bid prices of our common stock, as reported by NASDAQ.com, for each quarter in 2014 and 2013:

Period				High	Low	Dividends
2013	—	1st	Quarter	$5.91	$4.87	$0.055
2013	—	2nd	Quarter	$5.37	$4.45	$0.055
2013	—	3rd	Quarter	$5.74	$4.67	$0.055
2013	—	4th	Quarter	$5.30	$4.56	$0.055
2014	—	1st	Quarter	$6.33	$4.61	$0.055
2014	—	2nd	Quarter	$8.25	$5.75	$0.055
2014	—	3rd	Quarter	$13.32	$6.41	$0.055
2014	—	4th	Quarter	$12.80	$8.50	$0.055

Our common stock has been traded since May 10, 1994. On February 16, 2015, the closing price for our common stock was $10.30, as reported by NASDAQ.com.
Holders. On February 16, 2015, there were approximately 284 holders of record. Most of our shareholders have their holdings in the street name of their broker/dealer.
Dividends. For each of the two most recent fiscal years, we have paid a quarterly dividend of $0.055 per common share. While the Board of Directors intends to continue to pay quarterly dividends, the Board will make the determination of the amount of future cash dividends, if any, to be declared and paid based on, among other things, the Company's financial condition, funds from operations, the level of its capital expenditures and its future business prospects. The Company is restricted by its debt agreements in its ability to pay dividends. Effective August 14, 2014, the Company redeemed all of its outstanding shares of Series C Preferred Stock for approximately $4,918,000 from the holder. The redemption was affected as a result of Omega’s exercise of its pre-existing option to require the Company to redeem the Preferred Stock as provided in the Company’s Certificate of Designation. As a result of the redemption, the Company no longer has any Series C Preferred Stock outstanding. Prior to the redemption of the Preferred Stock, we were required to pay dividends at an annual rate of 7.0% of the stated value on our outstanding Series C Redeemable Preferred Stock, payable quarterly.

Equity Compensation Plan Information
The following table provides aggregate information as of December 31, 2014, with respect to shares of our common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a)) (c)(1)
Equity Compensation Plans Approved by Security Holders	271,000	6.88	413,000
Equity Compensation Plans Not Approved by Security Holders	None	None	None
Total	271,000	$6.88	413,000

(1)
Includes 29,000 shares available for issuance under the 2005 Long-Term Incentive Plan, 46,000 shares reserved for issuance under the Advocat Inc. 2008 Stock Purchase Plan for Key Personnel and 338,000 shares available for issuance under the 2010 Long-Term Incentive Plan. The 2010 Long-Term Incentive Plan was approved in 2010 and allows for the granting of options and stock appreciation rights for our common stock and is administered by the compensation committee of the Board.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
The selected financial data of Diversicare presented in the following table has been derived from our consolidated financial statements, and should be read in conjunction with the annual financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations. This selected financial data for all periods shown has been reclassified to present the effects of certain divestitures as discontinued operations.

	Year Ended December 31,
	2014	2013	2012	2011	2010
Statement of Operations Data		(in thousands, except per share amounts)
REVENUES:
Patient revenues, net	$344,192	$260,221	$231,047	$233,844	$214,159
EXPENSES:
Operating	275,605	213,064	186,958	185,638	173,994
Lease	26,151	20,396	18,018	17,031	16,703
Professional liability	7,216	5,666	4,304	3,237	1,810
General and administrative	22,133	20,940	19,515	21,024	15,892
Depreciation and amortization	7,078	6,363	5,758	5,454	4,899
Asset Impairment	—	—	—	344	—
Restructuring	—	1,446	—	—	—
	338,183	267,875	234,553	232,728	213,298
OPERATING INCOME (LOSS)	6,009	(7,654)	(3,506)	1,116	861
OTHER INCOME (EXPENSE):
Equity in net losses of unconsolidated affiliate	(5)	(183)	(280)	—	—
Interest expense, net	(3,697)	(3,032)	(2,232)	(2,180)	(1,632)
Debt retirement costs	—	(320)	—	(112)	(127)
	(3,702)	(3,535)	(2,512)	(2,292)	(1,759)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,307	(11,189)	(6,018)	(1,176)	(898)
BENEFIT (PROVISION) FOR INCOME TAXES	(857)	4,196	2,147	316	286
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,450	(6,993)	(3,871)	(860)	(612)
DISCONTINUED OPERATIONS, net of taxes	3,258	(1,469)	951	2,227	4,461
NET INCOME (LOSS)	$4,708	$(8,462)	$(2,920)	$1,367	$3,849
INCOME (LOSS) PER COMMON SHARE:
Basic
Continuing operations	$0.21	$(1.26)	$(0.74)	$(0.21)	$(0.38)
Discontinued operations	0.54	(0.25)	0.16	0.39	0.78
Net income (loss) per common share	$0.75	$(1.51)	$(0.58)	$0.18	$0.40
Diluted
Continuing operations	$0.20	$(1.26)	$(0.74)	(0.20)	(0.37)
Discontinued operations	0.52	(0.25)	0.16	0.38	0.76
Net income (loss) per common share	$0.72	$(1.51)	$(0.58)	$0.18	$0.39
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.22	$0.22	$0.22	$0.22	$0.22
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,011	5,899	5,821	5,774	5,732
Diluted	6,197	5,899	5,821	5,906	5,854

	December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data	(in thousands)
Working capital	$8,797	$8,044	$15,663	$15,435	$16,228
Total assets	$129,089	$137,744	$114,963	$116,744	$105,596
Long-term debt and capitalized lease obligations, including current portion	$48,265	$53,577	$29,462	$29,899	$24,401
Preferred Stock - Series C	$—	$4,918	$4,918	$4,918	$4,918
Total Shareholders' Equity of Diversicare Healthcare Services, Inc.	$11,754	$8,129	$17,178	$21,315	$22,205
Total Shareholders' Equity	$11,754	$9,566	$18,751	$22,969	$22,205

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
Diversicare Healthcare Services, Inc. provides long-term care services to nursing center patients in nine states, primarily in the Southeast and Southwest. Our centers provide a range of health care services to their patients and residents. In addition to the nursing, personal care and social services usually provided in long-term care centers, we offer a variety of comprehensive rehabilitation services as well as nutritional support services. As of December 31, 2014, our continuing operations consist of 52 nursing centers with 5,825 licensed nursing beds and 496 assisted-living and other residential beds. We own 13 and lease 39 of our nursing centers included in continuing operations. The Company's continuing operations include centers in Alabama, Florida, Indiana, Kansas, Kentucky, Missouri, Ohio, Tennessee, and Texas.
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

	Three Months Ended
	December 31, 2014	September 30, 2010
As a percent of total census:
Medicare census	12.3%	12.3%
Managed Care census	3.7%	1.3%
Total skilled mix census	16.0%	13.6%
As a percent of total revenues:
Medicare revenues	29.2%	29.3%
Managed Care revenues	7.0%	2.8%
Total skilled mix revenues	36.2%	32.1%
Medicare average rate per day:	$454.94	$394.23

Implementing Electronic Medical Records to improve Medicaid acuity capture:
As another part of our strategic operating initiatives, we implemented EMR to improve Medicaid acuity capture, primarily in our states where the Medicaid payments are acuity based. We completed the implementation of Electronic Medical Records in all our nursing centers in December 2011, on time and under budget, and since implementation, have increased our average Medicaid rate despite rate cuts in certain acuity based states by accurately and timely capture of care delivery. A comparison of our most recent quarter versus the third quarter of 2010 reflects our success with increasing our average Medicaid rate per day:

	Three Months Ended
	December 31, 2014	September 30, 2010
Medicaid average rate per day:	$163.49	$147.93

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

	December 31, 2014*	September 30, 2010
Renovated nursing centers	17	14
Amounts expended on renovations (in millions)	$29.1	$20.9

*The amounts above include renovations which were performed on six homes within the state of Arkansas that have since been disposed of and recorded within discontinued operations. Renovation spending on these facilities totaled $7.3 million.
Completing strategic acquisitions:
Our strategic operating initiatives include a renewed focus on completing strategic acquisitions. We continue to pursue and investigate opportunities to acquire, lease or develop new centers, focusing primarily on opportunities within our existing geographic areas of operation. We expect to announce additional development projects in the near future. We have added five skilled nursing centers in Kentucky, three in Missouri, five in Kansas, one in Indiana, one in Alabama, and five in Ohio.
As part of our strategic efforts, we have also performed thorough analysis on our existing centers in order to determine whether continuing operations within certain markets or regions was in line with the short-term and long-term strategy of the business. As a result, we disposed of an owned building in Arkansas in 2012, and reached an agreement to terminate our lease for eleven other facilities in Arkansas in 2013. Additionally, in 2014, the Company disposed of all operations within the state of West Virginia, including the sale of Rose Terrace. More information on these divestitures is included below.

Divestitures
Effective April 3, 2014, the Company entered into an asset purchase agreement with Rose Terrace Acq., LLC to sell its skilled nursing facility in Culloden, West Virginia. The original asset purchase agreement was subject to a number of conditions including an amendment to the Master Lease with Omega Health Investors, Inc. ("Omega") to terminate the lease only with respect to two other skilled nursing facilities in West Virginia, state licensure and regulatory approval.
Effective July 1, 2014, the Company completed the transaction with Rose Terrace Acq., LLC to sell Rose Terrace, a 90-bed skilled nursing facility in Culloden, West Virginia for a sales price of $16,500,000. The Company also entered into the Fifteenth Amendment to Consolidated Amended and Restated Master Lease with Omega to terminate the lease only with respect to two other skilled nursing facilities in West Virginia, and concurrently entered into an operations transfer agreement with American Health Care Management, LLC, an affiliate of the purchaser with respect to two other skilled nursing facilities located in Danville and Ivydale, West Virginia. The amendment effectively reduced the annual rent payments due under the Master Lease by $1,900,000. Upon completion of the transaction, Diversicare no longer operates any skilled nursing centers in the state of West Virginia. In conjunction with the closing of the sale, the Company paid the balance of the $8,000,000 mortgage loan outstanding on the Rose Terrace facility.
Effective September 1, 2013, the Company entered into an agreement with Omega to terminate its lease with respect to eleven nursing centers and 1,181 licensed beds located in the state of Arkansas, and concurrently entered into operation transfer agreements to transfer the operations of each of those eleven centers to an operator selected by Omega. Upon the completion of the transaction, the Company no longer operates any skilled nursing centers in the State of Arkansas. As a result of this transaction, the Company has reclassified the operations of these centers as discontinued operations for all periods presented in the accompanying consolidated financial statements. These centers contributed revenues of $0.0 million, $40.2 million, and $61.8 million, during the twelve months ended December 31, 2014, 2013, and 2012, respectively. Further, these centers contributed net loss of $1.1 million and $2.9 million during the twelve months ended December 31, 2014 and 2013, respectively, and net income of $0.5 million during the twelve months ended December 31, 2012 .  The net income or loss for the nursing centers included in discontinued operations does not reflect any allocation of corporate general and administrative expense or any allocation of corporate interest expense. The Company considered these additional costs along with the centers' future prospects based upon operating history when determining the contribution of the skilled nursing centers to its operations. In addition to the expenses associated with the discontinued operations, the Company also incurred $1.4 million in restructuring expenses in 2013 that represent corporate expenses and exit costs associated with the Arkansas lease termination, but not classified as discontinued operations. The Company will continue to defend, and make cash payments related to, professional liability claims asserted against these nursing centers for events occurring prior to September 1, 2013.
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

Selected Financial and Operating Data
The following table summarizes the Diversicare statements of continuing operations for the years ended December 31, 2014, 2013 and 2012, and sets forth this data as a percentage of revenues for the same year:

	Year Ended December 31,
	(Dollars in thousands)
	2014		2013		2012
Revenues:
Patient revenues, net	$344,192	100.0%	$260,221	100.0%	$231,047	100.0%
Expenses:
Operating	275,605	80.1%	213,064	81.9%	186,958	80.9%
Lease	26,151	7.6%	20,396	7.8%	18,018	7.8%
Professional liability	7,216	2.1%	5,666	2.2%	4,304	1.9%
General & administrative	22,133	6.4%	20,940	8.0%	19,515	8.4%
Depreciation and amortization	7,078	2.1%	6,363	2.4%	5,758	2.5%
Restructuring	—	—%	1,446	0.6%	—	—%
	338,183	98.3%	267,875	102.9%	234,553	101.5%
Operating income (loss)	6,009	1.7%	(7,654)	(2.9)%	(3,506)	(1.5)%
Other income (expense):
Equity in net losses of unconsolidated affiliate	(5)	—%	(183)	(0.1)%	(280)	(0.1)%
Interest expense, net	(3,697)	(1.1)%	(3,032)	(1.2)%	(2,232)	(1.0)%
Debt retirement costs	—	—%	(320)	(0.1)%	—	—%
	(3,702)	(1.1)%	(3,535)	(1.4)%	(2,512)	(1.1)%
Income (loss) from continuing operations before income taxes	2,307	0.6%	(11,189)	(4.3)%	(6,018)	(2.6)%
Benefit (provision) for income taxes	(857)	(0.2)%	4,196	1.6%	2,147	0.9%
Income (loss) from continuing operations	$1,450	0.4%	$(6,993)	(2.7)%	$(3,871)	(1.7)%

The following table presents data about the facilities we operated as part of our continuing operations as of the dates:

	December 31,
	2014	2013	2012
Licensed Nursing Center Beds:
Owned	1,220	1,224	806
Leased	4,605	3,854	3,311
Total	5,825	5,078	4,117
Facilities:
Owned	13	13	7
Leased	39	31	27
Total	52	44	34

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
Revenues
Patient Revenues, Net
The fees we charge patients in our nursing centers are recorded on an accrual basis. These rates are contractually adjusted with respect to individuals receiving benefits under federal and state-funded programs and other third-party payors. Our net revenues are derived substantially from Medicare, Medicaid and other government programs (approximately 78.0%, 80.3% and 82.9% for 2014, 2013, and 2012, respectively). Medicare intermediaries make retroactive adjustments based on changes in allowed claims. In addition, certain of the states in which we operate require complicated detailed cost reports which are subject to review and adjustments. In the opinion of management, adequate provision has been made for adjustments that may result from such reviews. Retroactive adjustments, if any, are recorded when objectively determinable, generally within three years of the close of a reimbursement year depending upon the timing of appeals and third-party settlement reviews or audits.
Allowance for Doubtful Accounts
We evaluate the collectibility of our accounts receivable by reviewing current aging summaries of accounts receivable, historical collections data and other factors. As a percentage of revenue, our provision for doubtful accounts was approximately 1.7%, 1.6%, and 1.2% for 2014, 2013, and 2012, respectively. Historical bad debts have generally resulted from uncollectible private pay balances, some uncollectible coinsurance and deductibles and other factors. Receivables that are deemed to be uncollectible are written off.

Professional Liability and Other Self-Insurance Reserves
Accrual for Professional and General Liability Claims
The Company has professional liability insurance coverage for its nursing centers that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. Effective July 1, 2013, the Company established a wholly-owned, consolidated offshore limited purpose insurance subsidiary, SHC Risk Carriers, Inc. (“SHC”), which has issued a policy insuring claims made against all of the Company's nursing centers in Florida and Tennessee, the Company’s formerly operated Arkansas and West Virginia facilities, and several of the Company’s nursing centers in Alabama, Kentucky, Ohio, and Texas. The insurance coverage provided for these centers under the SHC policy include coverage limits of $500,000 or $1,000,000 per medical incident with a sublimit per center of $1,000,000 and total annual aggregate policy limits of $5,000,000. All other centers within the Company’s portfolio are covered through various commercial insurance policies which provide coverage limits of $1,000,000 per claim and have sublimits of $3,000,000 per center, with varying aggregate policy limits and deductibles.
Because our actual liability for existing and anticipated professional liability and general liability claims will exceed our limited insurance coverage, we have recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $25.2 million as of December 31, 2014, including $5.3 million for settlements that are expected to be paid in 2015, estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, and estimates of related legal costs incurred and expected to be incurred. All losses are projected on an undiscounted basis.

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
On a quarterly basis, we obtain reports of asserted claims and lawsuits from our insurers and a third party claims administrator. These reports contain information relevant to the liability actually incurred to date with that claim as well as the third-party administrator's estimate of the anticipated total cost of the claim. This information is reviewed by us quarterly and provided to the actuary semi-annually. We use this information to determine the timing of claims reporting and the development of reserves and compare the information obtained to our previously recorded estimates of liability. Based on the actual claim information obtained, the semi-annual estimates received from the actuary and on estimates regarding the number and cost of additional claims anticipated in the future, the reserve estimate for a particular period may be revised upward or downward on a quarterly basis. Final determination of our actual liability for claims incurred in any given period is a process that takes years.
The Company's cash expenditures for self-insured professional liability costs from continuing operations were $4.8 million, $4.5 million and $1.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Professional liability costs are material to our financial position, and changes in estimates, as well as differences between estimates and the ultimate amount of loss, may cause a material fluctuation in our reported results of operations. Our professional liability expense was $7.2 million, $5.7 million and $4.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts are material in relation to our reported income (loss) from continuing operations for the related periods of $1.5 million, $(7.0) million and $(3.9) million, respectively. The total liability recorded at December 31, 2014 was $25.2 million, compared to current assets of $55.9 million and total assets of $129.1 million.
Accrual for Other Self-Insured Claims
With respect to workers' compensation insurance, substantially all of our employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. We are completely self-insured for workers' compensation exposures prior to May 1997. We have been and remain a non-subscriber to the Texas workers' compensation system and are, therefore, completely self-insured for employee injuries with respect to our Texas operations. From June 30, 2003 until June 30, 2007, our workers' compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. For the period from July 1, 2008 through December 31, 2014, we are covered by a prefunded deductible policy. Under this policy, we are self-insured for the first $500,000 per claim, subject to an aggregate maximum of $3,000,000. We fund a loss fund account with the insurer to pay for claims below the deductible. We account for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred.
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
No impairment of long lived assets was recognized during 2014, 2013, or 2012. If our estimates or assumptions with respect to a property change in the future, we may be required to record additional impairment charges for our assets.

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

Stock-Based Compensation
We recognize compensation cost for all share-based payments granted after January 1, 2006, on a straight-line basis over the vesting period. We calculated the recognized and unrecognized stock-based compensation for options and SOSARs using the Black-Scholes-Merton option valuation method, which requires us to use certain key assumptions to develop the fair value estimates. These key assumptions include expected volatility, risk-free interest rate, expected dividends and expected term. For restricted shares, we utilize an intrinsic valuation method based on market price at the grant date in order to calculate the stock-based compensation expense to be recognized during the vesting period. During the years ended December 31, 2014, 2013, and 2012, we recorded charges of approximately $0.6 million, $1.0 million and $0.6 million in stock-based compensation, respectively. Stock-based compensation expense is a non-cash expense and such amounts are included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees.

Income Taxes
We determine deferred tax assets and liabilities based upon differences between financial reporting and tax bases of assets and liabilities and measure them using the enacted tax laws that will be in effect when the differences are expected to reverse. We maintain a valuation allowance of approximately $1.1 million to reduce the deferred tax assets to amounts we believe can be realized on a more likely than not basis in accordance with generally accepted accounting principles. In future periods, we will continue to assess the need for and adequacy of the remaining valuation allowance. We follow the relevant guidance found in the FASB codification, ASC 740: Accounting for Uncertainty in Income Taxes. The guidance provides information and procedures for financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.

Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of December 31, 2014, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	After 5 Years
Long-term debt obligations (1)	$57,757	$8,540	$8,086	$41,131	$—
Settlement obligations (2)	5,348	5,348	—	—	—
Elimination of Preferred Stock Conversion feature (3)	2,576	687	1,374	515	—
Operating leases (4)	592,131	31,140	63,215	65,638	432,138
Required capital expenditures under operating leases (5)	4,563	238	476	476	3,373
Total	$662,375	$45,953	$73,151	$107,760	$435,511

(1)	Long-term debt obligations include scheduled future payments of principal and interest of long-term debt and amounts outstanding on our capital lease obligations.

(2)
Settlement obligations relate to professional liability cases that are expected to be paid within the next twelve months. The professional liabilities are included in our current portion of self-insurance reserves.

(3)
Payments to Omega Health Investors ("Omega"), from whom we lease 23 nursing centers, for the elimination of the preferred stock conversion feature in connection with restructuring the preferred stock and master lease agreements. Monthly payments of approximately $57,000 will be made through the end of the initial lease period that ends in September 2018.

(4)	Represents lease payments under our operating lease agreements. Assumes all renewals periods.

(5)	Includes annual expenditure requirements under operating leases.
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to two times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change of control of the Company (as defined). The maximum contingent liability under these agreements is approximately $1.8 million as of December 31, 2014. The terms of such agreements are for one year and automatically renew for one year if not terminated by us or the employee. In addition, upon the occurrence of any triggering event, those certain members of management may elect to require that we purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of our common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of our common stock on December 31, 2014, there is $366,000 in contingent liabilities for the repurchase of the equity grants. No amounts have been accrued for these contingent liabilities.

Revenue Sources
We classify our revenues from patients and residents into four major categories: Medicaid, Medicare, Managed Care, and private pay and other. Medicaid revenues are composed of the traditional Medicaid program established to provide benefits to those in need of financial assistance in the securing of medical services. Medicare revenues include revenues received under both Part A and Part B of the Medicare program. Managed Care revenues include payments for patients who are insured by a third-party entity or are Medicare beneficiaries who assign their Medicare benefits to a Managed Care replacement plan often referred to as Medicare replacement products. The private pay and other revenues are composed primarily of individuals or parties who directly pay for their services. Included in the private pay and other are patients who are hospice beneficiaries as well as the recipients of Veterans Administration benefits. Veterans Administration payments are made pursuant to renewable contracts negotiated with these payors.
The following table sets forth net patient revenues related to our continuing operations by payor source for the periods presented (dollar amounts in thousands):

	Year Ended December 31,
	2014		2013		2012
Medicaid	$166,497	48.4%	$137,388	52.8%	$121,280	52.5%
Medicare	101,806	29.6%	71,662	27.5%	70,235	30.4%
Managed Care	23,178	6.7%	15,580	6.0%	11,863	5.1%
Private Pay and other	52,711	15.3%	35,591	13.7%	27,669	12.0%
Total	$344,192	100.0%	$260,221	100.0%	$231,047	100.0%
The following table sets forth average daily skilled nursing census by payor source for our continuing operations for the periods presented:

	Year Ended December 31,
	2014		2013		2012
Medicaid	2,844	67.0%	2,392	69.6%	2,160	69.7%
Medicare	540	12.7%	395	11.5%	394	12.7%
Managed Care	151	3.6%	103	3.0%	79	2.5%
Private Pay and other	709	16.7%	548	15.9%	466	15.1%
Total	4,244	100.0%	3,438	100.0%	3,099	100.0%
Consistent with the nursing center industry in general, changes in the mix of a nursing center's patient population among Medicaid, Medicare, Managed Care and private pay can significantly affect the profitability of the center's operations.

Results of Operations
As discussed in the overview at the beginning of Management's Discussion and Analysis of Financial Condition and Results of Operations, we have completed certain divestitures, acquisitions and entered several new lease agreements. We have reclassified our Consolidated Financial Statements to present certain divestitures as discontinued operations for all periods presented.

(in thousands)	Year Ended December 31,
	2014	2013	Change	%
PATIENT REVENUES, net	$344,192	$260,221	$83,971	32.3%
EXPENSES:
Operating	275,605	213,064	62,541	29.4%
Lease	26,151	20,396	5,755	28.2%
Professional liability	7,216	5,666	1,550	27.4%
General and administrative	22,133	20,940	1,193	5.7%
Depreciation and amortization	7,078	6,363	715	11.2%
Restructuring	—	1,446	(1,446)	(100.0)%
Total expenses	338,183	267,875	70,308	26.2%
OPERATING INCOME (LOSS)	6,009	(7,654)	13,663	(178.5)%
OTHER INCOME (EXPENSE):
Equity in net losses of unconsolidated affiliate	(5)	(183)	178	(97.3)%
Interest expense, net	(3,697)	(3,032)	(665)	21.9%
Debt retirement costs	—	(320)	320	100.0%
	(3,702)	(3,535)	(167)	4.7%
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,307	(11,189)	13,496	120.6%
BENEFIT (PROVISION) FOR INCOME TAXES	(857)	4,196	(5,053)	(120.4)%
INCOME (LOSS) FROM CONTINUING OPERATIONS	$1,450	$(6,993)	$8,443	120.7%

(in thousands)	Year Ended December 31,
	2013	2012	Change	%
PATIENT REVENUES, net	$260,221	$231,047	$29,174	12.6%
EXPENSES:
Operating	213,064	186,958	26,106	14.0%
Lease	20,396	18,018	2,378	13.2%
Professional liability	5,666	4,304	1,362	31.6%
General and administrative	20,940	19,515	1,425	7.3%
Depreciation and amortization	6,363	5,758	605	10.5%
Restructuring	1,446	—	1,446	100.0%
Total expenses	267,875	234,553	33,322	14.2%
OPERATING INCOME (LOSS)	(7,654)	(3,506)	(4,148)	(118.3)%
OTHER INCOME (EXPENSE):
Equity in net losses of investee	(183)	(280)	97	34.6%
Interest expense, net	(3,032)	(2,232)	(800)	35.8%
Debt retirement costs	(320)	—	(320)	(100)%
	(3,535)	(2,512)	(1,023)	40.7%
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(11,189)	(6,018)	(5,171)	(85.9)%
BENEFIT FOR INCOME TAXES	4,196	2,147	2,049	95.4%
LOSS FROM CONTINUING OPERATIONS	$(6,993)	$(3,871)	$(3,122)	(80.7)%

Year Ended December 31, 2014 Compared With Year Ended December 31, 2013
Patient Revenues
Patient revenues were $344.2 million in 2014 and $260.2 million in 2013, an increase of $84.0 million or 32.3%. This increase is primarily attributable to the acquisition of new operations during the period. The following table summarizes the revenue increases attributable to our portfolio growth (in thousands):

	Year Ended December 31,
	2014	2013	Change
Same-store revenue	$244,063	$232,069	$11,994
2013 acquisition revenue	74,033	28,152	45,881
2014 acquisition revenue	26,096	—	26,096
Total revenue	$344,192	$260,221	83,971

The overall increase in revenue of $84.0 million is primarily attributable to revenue contributions from acquisition activity in 2014 of $26.1 million, as well as an incremental increase in revenues from 2013 acquisitions of $45.9 million as a result of having a full year in operation during 2014. The balance of the increase in revenues year-over-year is attributable to increases in same-store revenue of $12.0 million which is explained in more detail below.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Year Ended December 31,
	2014	2013
Skilled nursing occupancy	77.5%	75.5%
As a percent of total census:
Medicare census	12.7%	11.5%
Managed Care census	3.6%	3.0%
As a percent of total revenues:
Medicaid revenues	48.4%	52.8%
Medicare revenues	29.6%	27.5%
Managed Care revenues	6.7%	6.0%
Average rate per day:
Medicare	$444.63	$432.06
Medicaid	$160.43	$157.07
Managed Care	$383.44	$379.11

The average Medicaid rate per patient day for same-store nursing centers in 2014 increased 1.7% compared to 2013, resulting in an increase in revenue of $2.2 million. This average rate per day for Medicaid patients is the result of rate increases in certain states and increasing patient acuity levels. The average Medicare rate per patient day for same-store nursing centers in 2014 increased 2.3% compared to 2013, resulting in an increase in revenue of $1.4 million also related to our ability to attract and provide care for patients with increased acuity levels. Same-store Managed Care rate per patient day for 2014 also experienced favorable results compared to 2013 resulting in a $0.4 million increase in revenue.
Our total average daily census increased by approximately 23.4% compared to 2013 on a consolidated basis, but was primarily attributable to the aforementioned acquisition activity. On a same-store basis, our Medicare, Medicaid, and Managed Care average daily census for 2014 increased compared to 2013, resulting in an increases in revenue of $3.6 million, $0.8 million, and $2.1 million, respectively.
Operating Expense
Operating expense increased to $275.6 million in 2014 from $213.1 million in 2013, driven primarily by the $20.8 million in operating costs at the nursing centers added in 2014, and a $37.1 million incremental increase from the centers acquired in 2013 due to a full year of operation. Operating expense decreased to 80.1% of revenue in 2014, compared to 81.9% of revenue in 2013.

	Year Ended December 31,
	2014	2013	Change
Same-store operating expenses	$193,316	$188,697	$4,619
2013 acquisition operating expenses	61,453	24,367	37,086
2014 acquisition operating expenses	20,836	—	20,836
Total revenue	$275,605	$213,064	62,541
The largest component of operating expenses is wages, which increased to $160.4 million in 2014 from $126.2 million in 2013, an increase of $34.2 million, or 27.1%. We continued to see improvements in our labor costs as a percentage of revenues as this decreased to 46.6% in 2014, an improvement from 48.5% in 2013. On a same-store basis, wages remained relatively flat increasing by $0.7 million to $112.8 million in 2014 from $112.1 million in 2013, reflecting general wage increases.
Other factors driving the increase in operating expenses at the same-store nursing centers include bad debt expense and increases in provider taxes. Bad debt expense increased approximately $1.6 million in 2014 compared to 2013 driven significantly by the growth in Medicaid patients undergoing the initial qualification process. Provider taxes increased $0.6 million in 2014 compared to 2013 primarily driven by rate increases in Tennessee and Kentucky.
Lease Expense
Lease expense increased to $26.2 million in 2014 from $20.4 million in 2013. The increase in lease expense was primarily driven by $2.7 million in combined lease expense for the newly leased nursing centers acquired in 2014. We also incurred an incremental increase in lease expense of $3.3 million over the prior year associated leases for nursing centers for which we assumed leases in 2013. The remaining increase was the result of regular rent adjustments at existing facilities.
Professional Liability
Professional liability expense was $7.2 million in 2014 compared to $5.7 million in 2013, an increase of $1.5 million. As centers have been acquired in 2013 and 2014, the Company has accessed commercial insurance markets, which accounts for a significant portion of the growth in professional liability expense in the current year. We were engaged in 51 professional liability lawsuits as of December 31, 2014, compared to 54 as of December 31, 2013. Our cash expenditures for professional liability costs of continuing operations were $4.8 million and $4.5 million for 2014 and 2013, respectively. Professional liability expense and cash expenditures fluctuate from year to year based respectively on the results of our third-party professional liability actuarial studies, the premium costs of purchased insurance, and on the costs incurred in defending and settling existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.
General and Administrative Expense
General and administrative expenses were approximately $22.1 million in 2014 compared to $20.9 million in 2013, an increase of $1.2 million. The overall increase in general and administrative expenses were attributable to a a $0.7 million increase in bonus and stock-based incentive expenses, and a $0.6 million increase in expense related to the expansion of the Ohio and Kansas regions.
Depreciation and Amortization
Depreciation and amortization expense was approximately $7.1 million in 2014 and $6.4 million in 2013. The increase in 2014 is primarily due to an incremental increase of $0.3 million in depreciation and amortization expenses related to the Kansas facilities acquired in 2013. The incremental increase is the result of four additional months of expense in 2014.
Restructuring
We incurred certain charges in connection with the termination of our existing lease for 11 Arkansas nursing centers, including one-time separation costs of $0.3 million in 2013. These expenses were classified as restructuring expenses on the consolidated statement of operations. As these expenses related to the transaction which occurred in 2013, the $1.4 million in restructuring expense represents a decrease from the same period in 2013.
Interest Expense, Net
Interest expense has increased to $3.7 million in 2014 compared to $3.0 million in 2013, an increase of $0.7 million. The increase was primarily attributable to higher debt balances in 2014 on the Revolver as a result of on-going change in ownership processes for newly acquired nursing centers.

Income (Loss) from Continuing Operations before Income Taxes; Income (Loss) from Continuing Operations per Common Share
As a result of the above, continuing operations reported income before taxes of $2.3 million in 2014, as compared to a loss before taxes of $11.2 million in 2013. The provision for income taxes was $(0.9) million in 2014, an effective rate of 37.1% and a benefit of $4.2 million in 2013, an effective rate of 37.5%. The basic and diluted income per common share from continuing operations were $0.21 and $0.20 in 2014, respectively, compared to a basic and diluted loss per common share of $1.26 in 2013.
Year Ended December 31, 2013 Compared With Year Ended December 31, 2012
Patient Revenues
Patient revenues were $260.2 million in 2013 and $231.0 million in 2012, an increase of $29.2 million, or 12.6%.

	Year Ended December 31,
	2013	2012	Change
Same-store revenue	$219,161	$228,256	$(9,095)
2012 acquisition revenue	12,908	2,791	10,117
2013 acquisition revenue	28,152	—	28,152
Total revenue	$260,221	231,047	29,174

The overall increase in revenue of $29.2 million is primarily attributable to revenue contributions from acquisition activity in 2013 of $28.2 million, as well as an incremental increase in revenues from 2012 acquisitions of $10.1 million as a result of having a full year in operation during 2013. These increases in revenue from acquisitions were partially offset by a decrease in same-store revenue of $9.1 million which is explained in more detail below.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Year Ended December 31,
	2013	2012
Skilled nursing occupancy	75.5%	78.0%
As a percent of total census:
Medicare census	11.5%	12.7%
Managed Care census	3.0%	2.5%
As a percent of total revenues:
Medicare revenues	27.5%	30.4%
Medicaid revenues	52.8%	52.5%
Managed Care revenues	6.0%	5.1%
Average rate per day:
Medicare	$432.06	$429.42
Medicaid	$157.07	$153.73
Managed Care	$379.11	$376.45
The decrease in same-store revenue is primarily driven by decreased census. The primary driver for the decrease in same-store revenue is our Medicare average daily census, which decreased in 2013 resulting in a decrease in revenue of $8.0 million. Additionally, our Medicaid average daily census decreased in 2013 compared to 2012, resulting in an decrease in revenue of $1.9 million. Our Hospice census in our same-store group also declined in 2013, resulting in a decrease of $0.9 million. These decreases in census were partially offset by a 22.5% increase in Managed Care census in 2013, which resulted in a revenue increase of $2.6 million.
The average Medicaid rate per patient day for same-store nursing centers in 2013 increased 2.7% compared to 2012, resulting in an increase in revenue of $3.5 million. This average rate per day for Medicaid patients is the result of rate increases in certain states and increasing patient acuity levels. The average Medicare rate per patient day for same-store nursing centers in 2013 increased 1.2% compared to 2012, resulting in an increase in revenue of $0.7 million as a result of increased patient acuity levels, offset by a 2% reduction in rates as a result of sequestration effective April 1, 2013.
Operating Expense
Operating expense increased to $213.1 million in 2013 from $187.0 million in 2012, an increase of $26.1 million, or 14.0%, driven primarily by the $24.4 million in operating costs at the nursing centers added in 2013, and a $7.3 million incremental increase from the facilities acquired in 2012 due to a full year of operation. Operating expense increased to 81.9% of revenue in 2013, compared to 80.9% of revenue in 2012. The increases in operating expenses resulting from acquisitive activity was offset by a decrease in operating expenses at same-store nursing centers of $5.5 million.

	Year Ended December 31,
	2013	2012	Change
Same-store operating expenses	$178,395	$183,932	$(5,537)
2012 acquisition operating expenses	10,302	3,026	7,276
2013 acquisition operating expenses	24,367	—	24,367
Total revenue	213,064	186,958	26,106
The largest component of operating expenses is wages, which increased to $126.2 million in 2013 from $116.8 million in 2012, an increase of $9.4 million, or 8.1%. We continued to see improvements in our labor costs as a percentage of revenues as this decreased to 48.5% in 2013, an improvement from 50.6% in 2012. On a same-store basis, salaries decreased by $7.6 million due to decreased census and other operating initiatives, which include outsourcing housekeeping and laundry services, as well as centralizing certain business office responsibilities creating efficiencies. The same-store decrease in salaries was partially offset by an increase of $5.8 million in external housekeeping and laundry services as a result of the aforementioned outsourcing effort. The decrease in salaries was accompanied by a decrease in payroll taxes of $0.7 million.
Employee health insurance costs were approximately $1.4 million higher in 2013 compared to 2012. The Company is self-insured for the first $175,000 in claims per employee each year. Employee health insurance costs can vary significantly from year to year, and we continually evaluate the provisions of these plans.
Bad debt expense increased approximately $1.1 million in 2013 compared to 2012 driven significantly by the growth in Medicaid patients undergoing the initial qualification process.
Lease Expense
Lease expense increased to $20.4 million in 2013 from $18.0 million in 2012. The increase in lease expense was primarily driven by $1.3 million in combined lease expense for the newly leased nursing center in Louisville, Kentucky and the four recently leased nursing centers in the Ohio region, three in Ohio and one in Indiana. We also incurred an incremental increase in lease expense of $0.9 million over the prior year associated with the Louisville, Kentucky facility and the facility in Clinton, Kentucky, both of which we leased in 2012. The remaining increase was the result of regular rent adjustments at existing facilities.
Professional Liability
Professional liability expense was $5.7 million in 2013 and $4.3 million in 2012. We were engaged in 54 professional liability lawsuits as of December 31, 2013, compared to 49 as of December 31, 2012. Our cash expenditures for professional liability costs of continuing operations were $4.5 million and $1.8 million for 2013 and 2012, respectively. Professional liability expense and cash expenditures fluctuate from year to year based respectively on the results of our third-party professional liability actuarial studies and on the costs incurred in defending and settling existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.
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

Depreciation and Amortization
Depreciation and amortization expense was approximately $6.4 million in 2013 and $5.8 million in 2012. The increase in 2013 is primarily due to $0.5 million in depreciation and amortization expenses related to the newly acquired Kansas facilities.
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
Interest Expense, Net
Interest expense increased to $3.0 million in 2013 compared to $2.2 million in 2012. The increase was primarily attributable to higher debt balances in 2013 as a result of the amended Mortgage Loan, which increased the balance of outstanding debt as a result of the acquisition of the Kansas centers.
Loss from Continuing Operations before Income Taxes; Loss from Continuing Operations per Common Share
As a result of the above, continuing operations reported loss before taxes of $11.2 million and $6.0 million in 2013 and 2012, respectively. The benefit for income taxes was $4.2 million in 2013, an effective rate of 37.5% and a benefit of $2.1 million in 2012, an effective rate of 35.7%. The basic and diluted loss per common share from continuing operations were both $1.26 in 2013 compared to loss per common share from continuing operations of $0.74 for both basic and diluted in 2012.

Liquidity and Capital Resources
Liquidity
Our primary source of liquidity is the net cash flow provided by the operating activities of our facilities. We believe that these internally generated cash flows will be adequate to service existing debt obligations, fund required capital expenditures as well as provide cash flows for investing opportunities. In determining priorities for our cash flow, we evaluate alternatives available to us and select the ones that we believe will most benefit us over the long term. Options for our cash include, but are not limited to, capital improvements, dividends, repurchase of additional shares of our common stock, acquisitions, and payment of existing debt obligations, as well as initiatives to improve nursing center performance. We review these potential uses and align them to our cash flows with a goal of achieving long-term success.
Net cash provided by operating activities of continuing operations totaled $6.0 million in 2014, compared to net cash used in operating activities of continuing operations of $6.3 million in 2013, and minimal net cash provided by operating activities of continuing operations in 2012. One primary driver of the increase in cash provided by operating activities from continuing operations is the overall increase in income produced from operating activities during the year which increased $8.1 million. Operating activities of discontinued operations used cash of $3.0 million in 2014 as compared to cash provided of $5.1 million and $3.2 million in 2013 and 2012, respectively.
Our cash expenditures related to professional liability claims of continuing operations were $4.8 million, $4.5 million and $1.8 million for 2014, 2013 and 2012, respectively. We also continue to experience cash expenditures related to professional liability claims of discontinued operations, primarily associated with the disposition of Arkansas and West Virginia. Our cash expenditures related to professional liability claims of discontinued operations were $3.8 million, $3.3 million, and $5.6 million for 2014, 2013 and 2012, respectively. The Company will continue to defend, and make cash payments related to, professional liability claims asserted against discontinued operations. Although we work diligently to limit the cash required to settle and defend professional liability claims, a significant judgment entered against us in one or more legal actions could have a material adverse impact on our cash flows and could result in our being unable to meet all of our cash needs as they become due.
Investing activities of continuing operations provided cash of $11.6 million in 2014, as compared to cash used of $23.4 million in 2013, and $0.3 million cash provided in 2012. The cash provided in 2014 is primarily attributable to the sale of Rose Terrace and disposition of West Virginia operations which provided $16.5 million, and was offset by cash used of $5.5 million for the purchase of property and equipment. Additionally, the disposition of the Carolina Beach land in North Carolina provided cash of $0.6 million in 2014. The cash used in 2013 was the result of $14.7 million in cash used to purchase the five Kansas nursing facilities in May 2013. We have used between $3.8 million and $5.5 million for capital expenditures of continuing operations in each of the three calendar years ended December 31, 2014, with certain years experiencing higher expenditures as a result of renovation projects at our facilities. We used $3.3 million in restricted cash during 2013 to fund capital improvements at the four owned nursing centers that secure the mortgage loan resulting in a net decrease in these restricted funds.

Financing activities of continuing operations used cash of $8.5 million in 2014, provided cash of $20.9 million in 2013, and used cash of $3.5 million in 2012. Financing activities in 2014 reflect the proceeds received from refinancing our credit facility resulting in proceeds of $21.8 million, offset by the repayment of the existing mortgage loan and other debt payments during the year of $21.6 million for a minimal net impact from borrowings and repayments. Cash provided in 2013 primarily resulted from the refinancing of our mortgage loan facility resulting in $54.5 million of proceeds offset by the payment of existing debt obligations of $30.2 million and write-off of $1.3 million of financing costs. Financing activities reflect $1.5 million in common stock and preferred stock dividends in 2014, $1.3 million in 2013, and $1.6 million in 2012. Additionally, the Company used cash of $4.9 million in the redemption of preferred stock in 2014.
Dividends
On February 27, 2015, the Board of Directors declared a quarterly dividend on common shares of $0.055 per share. While the Board of Directors intends to pay quarterly dividends, the Board will make the determination of the amount of future cash dividends, if any, to be declared and paid based on, among other things, the Company’s financial condition, funds from operations, the level of its capital expenditures and its future business prospects and opportunities. The Company is restricted by its debt agreements in its ability to pay dividends.
Redeemable Preferred Stock
Effective August 14, 2014, the Company redeemed all of its outstanding shares of Series C Preferred Stock (“Preferred Stock”) from the holder, Omega. The redemption was affected as a result of Omega’s exercise of its pre-existing option to require the Company to redeem the Preferred Stock as provided in the Company’s Certificate of Designation. Following the redemption, the Company no longer has any Series C Preferred Stock outstanding.
Professional Liability
The Company has professional liability insurance coverage for its nursing centers that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. Effective July 1, 2013, the Company established a wholly-owned, consolidated offshore limited purpose insurance subsidiary, SHC Risk Carriers, Inc. (“SHC”), which has issued a policy insuring claims made against all of the Company's nursing centers in Florida and Tennessee, the Company’s formerly operated Arkansas and West Virginia facilities, and several of the Company’s nursing centers in Alabama, Kentucky, Ohio, and Texas. The insurance coverage provided for these centers under the SHC policy include coverage limits of $500,000 or $1,000,000 per medical incident with a sublimit per center of $1,000,000 and total annual aggregate policy limits of $5,000,000. All other centers within the Company’s portfolio are covered through various commercial insurance policies which provide coverage limits of $1,000,000 per claim and have sublimits of $3,000,000 per center, with varying aggregate policy limits and deductibles.
As of December 31, 2014, we have recorded total liabilities for reported professional liability claims and estimates for incurred, but unreported claims of $25.2 million. Our calculation of this estimated liability is based on an assumption that the Company will not incur a severely adverse judgment with respect to any asserted claim; however, a significant judgment could be entered against us in one or more of these legal actions, and such a judgment could have a material adverse impact on our financial position and cash flows.
Capital Resources
As of December 31, 2014, we had $48.3 million of outstanding long-term debt and capital lease obligations. The $48.3 million total includes $0.3 million in capital lease obligations. The balance of the long-term debt is comprised of $43.4 million owed on our collateralized mortgage debt and $4.5 million currently outstanding on the revolving credit facility.
We have agreements with a syndicate of banks for a mortgage loan and our revolving credit facility. Under the terms of the agreements, the syndicate of banks provided mortgage debt (“Mortgage Loan”) with an original balance of $45.0 million with a five year maturity through March 2016 and a $27.5 million revolving credit facility (“Revolver”) through March 2016. The Mortgage Loan has a term of five years with principal and interest payable monthly based on a 25 year amortization. Interest is based on LIBOR plus 4.5% but a portion is fixed at 6.87% based on the interest rate swap described below. The Mortgage Loan is secured by 13 owned nursing centers, related equipment and a lien on the accounts receivable of these facilities. The Mortgage Loan and the Revolver are cross-collateralized.
The Revolver is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding on the Revolver based on borrowing base restrictions. As of December 31, 2014, we had $4.5 million outstanding on the Revolver. Annual fees for letters of credit issued on the Revolver are 3.0% of the amount outstanding. We have a letter of credit of $4.6 million to serve as a security deposit for our Omega lease. We also have a $1.0 million letter of credit outstanding related to the Company's wholly-owned captive insurance entity. Finally, we have nine letters of credit to serve as security deposits at certain facilities. Considering the balance of eligible accounts receivable at December 31, 2014, the letters of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $27.5 million, the balance available for borrowing on the Revolver was $13.8 million as of December 31, 2014. Eligible accounts receivable are calculated as defined and consider 80% of certain net receivables while excluding receivables from private pay patients, those pending approval by Medicaid and receivables greater than 90 days. Our Revolver has an interest rate of LIBOR plus 4.5%.
Our lending agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and debt service coverage ratios. We are in compliance with all such covenants at December 31, 2014.
Our calculated compliance with financial covenants is presented below:

	Requirement	Level at December 31, 2014
Minimum fixed charge coverage ratio	1.10:1.00	1.20:1.00
Minimum adjusted EBITDA	10,000,000	22,519,000
EBITDAR (mortgaged facilities)	6,150,000	10,104,000
As part of the debt agreements entered into in March 2011 and amended May 2013, we entered into an interest rate swap agreement with a member of the bank syndicate as the counterparty. As part of the refinancing of the Mortgage Loan in 2013, we amended the existing swap agreement in order to ensure the terms of the swap agreement remained consistent with the underlying Mortgage Loan. The amended interest rate swap agreement has the same effective date and maturity date as the Mortgage Loan, and includes a notional amount of 50% of the outstanding balance on the Mortgage Loan. The interest rate swap agreement requires us to make fixed rate payments to the bank calculated on the applicable notional amount at an annual fixed rate of 6.87% while the bank is obligated to make payments to us based on LIBOR on the same notional amounts. We entered into the interest rate swap agreement to mitigate the variable interest rate risk on our outstanding mortgage borrowings.

Capitalized Lease Obligations
During 2011, the Company entered into a series of lease agreements to finance the purchase of certain equipment primarily for the implementation of Electronic Medical Records (“EMR”) in its nursing centers. Additionally, upon acquisition of certain facilities, we assume certain leases, primarily related to equipment, that constitute capital leases.
As a result of the lease agreements above, we have recorded the underlying lease assets and capitalized lease obligations of $0.3 million, $0.7 million, and $1.5 million as of December 31, 2014, 2013, and 2012, respectively. These lease agreements provide terms of three to five years.

Receivables
Our operations could be adversely affected if we experience significant delays in reimbursement from Medicare, Medicaid and other third-party revenue sources. Our future liquidity will continue to be dependent upon the relative amounts of current assets (principally cash, accounts receivable and inventories) and current liabilities (principally accounts payable and accrued expenses). In that regard, accounts receivable can have a significant impact on our liquidity. Continued efforts by governmental and third-party payors to contain or reduce the acceleration of costs by monitoring reimbursement rates, by increasing medical review of bills for services, or by negotiating reduced contract rates, as well as any delay by us in the processing of our invoices, could adversely affect our liquidity and financial position.
Accounts receivable attributable to patient services of continuing operations totaled $47.3 million at December 31, 2014 compared to $36.5 million at December 31, 2013, representing approximately 43 days revenue in accounts receivable at both dates. The increase in accounts receivable is due primarily to accounts associated with facilities still in the change in ownership process, which is addressed below. We have adjusted the days of revenue in the accounts receivable calculation to remove the impact of the receivables related to these change in ownerships.

Our accounts receivable at December 31, 2014 included approximately $5.5 million of accounts for newly leased facilities including: the two leased facilities in Kentucky, three facilities in Missouri, and one in Ohio, for which we assumed operations in during 2014.  During the change of ownership process, we are required to hold these accounts while waiting for final Medicare and Medicaid approvals.  We expect these accounts to be collectible as soon as we are able to submit them for payment.
The allowance for bad debt was $6.0 million and $3.9 million at December 31, 2014 and 2013, respectively. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.

Inflation
Based on contract pricing for food and other supplies and recent market conditions, we expect cost increases in 2015 to be relatively the same or slightly lower than the increases in 2014. We expect salary and wage increases for our skilled health care providers to continue to be higher than average salary and wage increases, as is common in the healthcare industry.

Off-Balance Sheet Arrangements
We have eleven letters of credit outstanding totaling approximately $8.1 million as of December 31, 2014. Ten of these letters of credit serve as a security deposits for certain facility leases, while one was issued in conjunction with the initial funding of our wholly-owned captive insurance company. The letters of credit were issued under our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of December 31, 2014, we had outstanding borrowings of approximately $47.9 million, $26.2 million of which were subject to variable interest rates. In connection with our May 2013 financing agreement, we entered into an interest rate swap with respect to one half of the Amended Mortgage Loan to mitigate the floating interest rate risk of such borrowing. In the event that interest rates were to change 1%, the impact on future pre-tax cash flows would be approximately $262,000 annually, representing the impact of increased or decreased interest expense on variable rate debt.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Diversicare, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2014. Based on this evaluation, the principal executive and financial officers have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission's rules and forms.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014. Management reviewed the results of its assessment with our Audit Committee.
Changes in Internal Control over Financial Reporting
There has been no change (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that has occurred during our fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.
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

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our Directors, Executive Officers and Corporate Governance is incorporated herein by reference to our definitive proxy statement for our 2015 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.
ITEM 11. EXECUTIVE COMPENSATION
Information concerning Executive Compensation is incorporated herein by reference to our definitive proxy statement for our 2015 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information concerning Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to our definitive proxy statement for our 2015 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning Certain Relationships and Related Transactions, and Director Independence is incorporated herein by reference to our definitive proxy statement for our 2015 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning the fees and services provided by our principal accountant is incorporated herein by reference to our definitive proxy statement for our 2015 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The Financial statements and schedule for us and our subsidiaries required to be included in Part II, Item 8 are listed below.

Form 10-K Pages
Financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2014 and 2013	F-2
Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012	F-3
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2014, 2013 and 2012	F-4
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2014, 2013 and 2012	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012	F-6
Notes to Consolidated Financial Statements as of December 31, 2014, 2013 and 2012	F-8 to F-35
Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts	S-1 to S-2

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

/s/ Chad A. McCurdy
Chad A. McCurdy
Chairman of the Board
March 5, 2015

/s/ Kelly J. Gill
Kelly J. Gill
President and Chief Executive Officer
(Principal Executive Officer)
March 5, 2015

/s/ James R. McKnight, Jr.
James R. McKnight, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
March 5, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Chad A. McCurdy	/s/ Robert Z. Hensley
Chad A. McCurdy	Robert Z. Hensley
Chairman of the Board and Director	Director
March 5, 2015	March 5, 2015

/s/ Wallace E. Olson	/s/ William C. O'Neil. Jr.
Wallace E. Olson	William C. O'Neil, Jr.
Vice Chairman of the Board and Director	Director
March 5, 2015	March 5, 2015

/s/ Kelly J. Gill	/s/ Richard M. Brame
Kelly J. Gill	Richard M. Brame
President and Chief Executive Officer	Director
Director	March 5, 2015
March 5, 2015

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES

Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012
Together with Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Diversicare Healthcare Services, Inc.
Brentwood, Tennessee

We have audited the accompanying consolidated balance sheets of Diversicare Healthcare Services, Inc. and subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversicare Healthcare Services, Inc. and subsidiaries at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Nashville, Tennessee
March 5, 2015

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2014 AND 2013

ASSETS	2014	2013	LIABILITIES AND SHAREHOLDERS' EQUITY	2014	2013

CURRENT ASSETS:			CURRENT LIABILITIES:
Cash and cash equivalents	$3,818,000	$3,781,000	Current portion of long-term debt and capitalized lease obligations	$5,705,000	$4,549,000
Receivables, less allowance for doubtful accounts of $6,044,000 and $3,879,000, respectively	41,272,000	32,658,000	Trade accounts payable	8,121,000	7,177,000
Other receivables	862,000	1,118,000	Current liabilities of discontinued operations	482,000	1,359,000
Prepaid expenses and other current assets	2,339,000	2,442,000	Accrued expenses:
Income tax refundable	559,000	763,000	Payroll and employee benefits	14,642,000	12,255,000
Current assets of discontinued operations	73,000	2,870,000	Self-insurance reserves, current portion	11,833,000	11,711,000
Deferred income taxes	7,016,000	6,579,000	Other current liabilities	6,359,000	5,116,000
Total current assets	55,939,000	50,211,000	Total current liabilities	47,142,000	42,167,000
			NONCURRENT LIABILITIES:
			Long-term debt and capitalized lease obligations, less current portion	42,559,000	43,552,000
			Self-insurance reserves, noncurrent portion	14,268,000	16,375,000
			Long-term liabilities of discontinued operations	—	5,952,000
PROPERTY AND EQUIPMENT, at cost	98,869,000	93,572,000	Other noncurrent liabilities	13,366,000	15,214,000
Less accumulated depreciation and amortization	(55,014,000)	(48,516,000)	Total noncurrent liabilities	70,193,000	81,093,000
Discontinued operations, net	—	8,987,000	COMMITMENTS AND CONTINGENCIES
Property and equipment, net	43,855,000	54,043,000	SERIES C REDEEMABLE PREFERRED STOCK
			$.10 par value, 5,000 shares authorized, none issued and outstanding	—	4,918,000
			SHAREHOLDERS’ EQUITY:
			Series A preferred stock, authorized 200,000 shares, $.10 par value, none issued and outstanding	—	—
OTHER ASSETS:			Common stock, authorized 20,000,000 shares, $.01 par value, 6,388,000 and 6,307,000 shares issued, and 6,156,000 and 6,075,000 shares outstanding, respectively	64,000	63,000
Deferred income taxes	12,885,000	15,912,000	Treasury stock at cost, 232,000 shares of common stock	(2,500,000)	(2,500,000)
Deferred financing and other costs, net	1,692,000	1,914,000	Paid-in capital	19,970,000	19,570,000
Investment in unconsolidated affiliate	463,000	487,000	Retained earnings (accumulated deficit)	(5,285,000)	(8,435,000)
Other noncurrent assets	6,411,000	5,698,000	Accumulated other comprehensive loss	(495,000)	(569,000)
Acquired leasehold interest, net	7,844,000	8,228,000	Total shareholders’ equity of Diversicare Healthcare Services, Inc.	11,754,000	8,129,000
Noncurrent assets of discontinued operations	—	1,251,000	Noncontrolling interests	—	1,437,000
Total other assets	29,295,000	33,490,000	Total shareholders’ equity	11,754,000	9,566,000
	$129,089,000	$137,744,000		$129,089,000	$137,744,000
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013	2012
PATIENT REVENUES, net	$344,192,000	$260,221,000	$231,047,000
EXPENSES:
Operating	275,605,000	213,064,000	186,958,000
Lease and rent expense	26,151,000	20,396,000	18,018,000
Professional liability	7,216,000	5,666,000	4,304,000
General and administrative	22,133,000	20,940,000	19,515,000
Depreciation and amortization	7,078,000	6,363,000	5,758,000
Restructuring	—	1,446,000	—
Total expenses	338,183,000	267,875,000	234,553,000
OPERATING INCOME (LOSS)	6,009,000	(7,654,000)	(3,506,000)
OTHER INCOME (EXPENSE):
Equity in net losses of unconsolidated affiliate	(5,000)	(183,000)	(280,000)
Interest expense, net	(3,697,000)	(3,032,000)	(2,232,000)
Debt retirement costs	—	(320,000)	—
	(3,702,000)	(3,535,000)	(2,512,000)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,307,000	(11,189,000)	(6,018,000)
BENEFIT (PROVISION) FOR INCOME TAXES	(857,000)	4,196,000	2,147,000
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,450,000	(6,993,000)	(3,871,000)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Operating income (loss), net of tax provision (benefit) of $(878,000), $(863,000) and $411,000, respectively	(1,486,000)	(1,469,000)	777,000
Gain on disposal, net of tax provision of $2,802,000, $0 and $107,000, respectively	4,744,000	—	174,000
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	3,258,000	(1,469,000)	951,000
NET INCOME (LOSS)	4,708,000	(8,462,000)	(2,920,000)
Less: net (income) loss attributable to noncontrolling interests	25,000	(72,000)	(126,000)
NET INCOME (LOSS) ATTRIBUTABLE TO DIVERSICARE HEALTHCARE SERVICES, INC.	4,733,000	(8,534,000)	(3,046,000)
PREFERRED STOCK DIVIDENDS	(220,000)	(344,000)	(344,000)
NET INCOME (LOSS) FOR DIVERSICARE HEALTHCARE SERVICES, INC. COMMON SHAREHOLDERS	$4,513,000	$(8,878,000)	$(3,390,000)
NET INCOME (LOSS) PER COMMON SHARE FOR DIVERSICARE HEALTHCARE SERVICES, INC. SHAREHOLDERS:
Per common share – basic
Continuing operations	$0.21	$(1.26)	$(0.74)
Discontinued operations	0.54	(0.25)	0.16
	$0.75	$(1.51)	$(0.58)
Per common share – diluted
Continuing operations	$0.20	$(1.26)	$(0.74)
Discontinued operations	0.52	(0.25)	0.16
	$0.72	$(1.51)	$(0.58)
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.22	$0.22	$0.22
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,011,000	5,899,000	5,821,000
Diluted	6,197,000	5,899,000	5,821,000
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2014	2013	2012
NET INCOME (LOSS)	$4,708,000	$(8,462,000)	$(2,920,000)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of cash flow hedge, net of tax	368,000	666,000	354,000
Less: reclassification adjustment for amounts recognized in net income	(294,000)	(315,000)	(329,000)
Total other comprehensive income	74,000	351,000	25,000
COMPREHENSIVE INCOME (LOSS)	4,782,000	(8,111,000)	(2,895,000)
Less: comprehensive income (loss) attributable to noncontrolling interest	25,000	(72,000)	(126,000)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO DIVERSICARE HEALTHCARE SERVICES, INC.	$4,807,000	$(8,183,000)	$(3,021,000)
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Treasury Stock		Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders' Equity of Diversicare Healthcare Services, Inc.	Non- Controlling Interests	Total Shareholders' Equity
	Shares Issued	Amount	Shares	Amount

BALANCE, DECEMBER 31, 2011	6,061,000	$61,000	232,000	$(2,500,000)	$18,219,000	$6,480,000	$(945,000)	$21,315,000	$1,654,000	$22,969,000
Net income (loss)	—	—	—	—	—	(3,046,000)	—	(3,046,000)	126,000	(2,920,000)
Preferred stock dividends	—	—	—	—	—	(344,000)	—	(344,000)	—	(344,000)
Common stock dividends declared	—	—	—	—	29,000	(1,311,000)	—	(1,282,000)	—	(1,282,000)
Issuance/redemption of equity grants, net	100,000	1,000	—	—	54,000	—	—	55,000	—	55,000
Interest rate cash flow hedge	—	—	—	—	—	—	25,000	25,000	—	25,000
Tax impact of equity grant exercises	—	—	—	—	(26,000)	—	—	(26,000)	—	(26,000)
Consolidation of non-controlling interests of variable interest entity	—	—	—	—	—	—	—	—	(207,000)	(207,000)
Stock based compensation	—	—	—	—	481,000	—	—	481,000	—	481,000

BALANCE, DECEMBER 31, 2012	6,161,000	62,000	232,000	(2,500,000)	18,757,000	1,779,000	(920,000)	17,178,000	1,573,000	18,751,000
Net income (loss)	—	—	—	—	—	(8,534,000)	—	(8,534,000)	72,000	(8,462,000)
Preferred stock dividends	—	—	—	—	—	(344,000)	—	(344,000)	—	(344,000)
Common stock dividends declared	—	—	—	—	35,000	(1,336,000)	—	(1,301,000)	—	(1,301,000)
Issuance/redemption of equity grants, net	146,000	1,000	—	—	21,000	—	—	22,000	—	22,000
Interest rate cash flow hedge	—	—	—	—	—	—	351,000	351,000	—	351,000
Tax impact of equity grant exercises	—	—	—	—	(20,000)	—	—	(20,000)	—	(20,000)
Consolidation of non-controlling interests of variable interest entity	—	—	—	—	—	—	—	—	(208,000)	(208,000)
Stock based compensation	—	—	—	—	777,000	—	—	777,000	—	777,000

BALANCE, DECEMBER 31, 2013	6,307,000	63,000	232,000	(2,500,000)	19,570,000	(8,435,000)	(569,000)	8,129,000	1,437,000	9,566,000
Net income (loss)	—	—	—	—	—	4,733,000	—	4,733,000	(25,000)	4,708,000
Preferred stock dividends	—	—	—	—	—	(220,000)	—	(220,000)	—	(220,000)
Common stock dividends declared	—	—	—	—	41,000	(1,363,000)	—	(1,322,000)	—	(1,322,000)
Issuance/redemption of equity grants, net	81,000	1,000	—	—	(49,000)	—	—	(48,000)	—	(48,000)
Interest rate cash flow hedge	—	—	—	—	—	—	74,000	74,000	—	74,000
Tax impact of equity grant exercises	—	—	—	—	(10,000)	—	—	(10,000)	—	(10,000)
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	—	—	(1,412,000)	(1,412,000)
Stock based compensation	—	—	—	—	418,000	—	—	418,000	—	418,000

BALANCE, DECEMBER 31, 2014	6,388,000	$64,000	232,000	$(2,500,000)	$19,970,000	$(5,285,000)	$(495,000)	$11,754,000	$—	$11,754,000
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,708,000	$(8,462,000)	$(2,920,000)
Discontinued operations	3,258,000	(1,469,000)	951,000
Income (loss) from continuing operations	1,450,000	(6,993,000)	(3,871,000)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	7,078,000	6,363,000	5,758,000
Provision for doubtful accounts	5,710,000	4,068,000	2,844,000
Deferred income tax provision (benefit)	837,000	(4,148,000)	(1,791,000)
Provision for self-insured professional liability, net of cash payments	1,173,000	384,000	2,026,000
Stock based compensation	580,000	950,000	573,000
Debt retirement costs	—	320,000	—
Provision for leases net of cash payments	(1,180,000)	(631,000)	(148,000)
Equity in net losses of unconsolidated affiliate	—	(67,000)	(420,000)
Other	316,000	224,000	170,000
Changes in other assets and liabilities affecting operating activities:
Receivables, net	(14,592,000)	(13,873,000)	(5,290,000)
Prepaid expenses and other assets	(184,000)	837,000	(425,000)
Trade accounts payable and accrued expenses	4,771,000	6,231,000	578,000
Net cash provided by (used in) continuing operations	5,959,000	(6,335,000)	4,000
Net cash provided by (used in) discontinued operations	(2,978,000)	5,108,000	3,213,000
Net cash provided by (used in) operating activities	2,981,000	(1,227,000)	3,217,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,494,000)	(5,351,000)	(3,801,000)
Acquisition of property and equipment through business combination	—	(14,742,000)	—
Proceeds from sale of discontinued operations	17,124,000	—	3,632,000
Change in restricted cash	31,000	(3,303,000)	752,000
Deposits and other deferred balances	(64,000)	—	(319,000)
Net cash provided by (used in) continuing operations	11,597,000	(23,396,000)	264,000
Net cash provided by (used in) discontinued operations	(61,000)	1,785,000	(1,049,000)
Net cash provided by (used in) investing activities	11,536,000	(21,611,000)	(785,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(21,645,000)	(30,183,000)	(1,168,000)
Proceeds from issuance of debt and sale leaseback transaction	21,808,000	54,500,000	—
Financing costs	(195,000)	(1,341,000)	(34,000)
Issuance and redemption of employee equity awards	(47,000)	22,000	55,000
Redemption of preferred stock	(4,918,000)	—	—
Payment of common stock dividends	(1,322,000)	(972,000)	(1,282,000)
Payment of preferred stock dividends	(220,000)	(344,000)	(344,000)
Deconsolidation of noncontrolling interests, net of income	(1,385,000)	(208,000)	(206,000)
Payment for preferred stock restructuring	(600,000)	(581,000)	(563,000)
Net cash provided by (used in) continuing operations	(8,524,000)	20,893,000	(3,542,000)
Net cash provided by (used in) discontinued operations	(5,956,000)	(202,000)	354,000
Net cash provided by (used in) financing activities	(14,480,000)	20,691,000	(3,188,000)

(Continued)

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Years Ended December 31,
	2014	2013	2012
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$37,000	$(2,147,000)	$(756,000)
CASH AND CASH EQUIVALENTS, beginning of period	3,781,000	5,928,000	6,684,000
CASH AND CASH EQUIVALENTS, end of period	$3,818,000	$3,781,000	$5,928,000
SUPPLEMENTAL INFORMATION:
Cash payments of interest, net of amounts capitalized	$3,324,000	$2,637,000	$2,028,000
Cash payments of income taxes	$84,000	$88,000	$497,000

As discussed in Note 6, the Company entered into capitalized lease agreements and recorded $0, $0 and $293,000 in 2014, 2013 and 2012, respectively, in fixed assets and capital lease obligations. These non-cash investing and financing transactions have been excluded from the consolidated statements of cash flows.

The accompanying notes are an integral part of these consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014, 2013, and 2012

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Diversicare Healthcare Services, Inc. ("Diversicare" or the "Company") provides a broad range of post-acute care services to patients and residents including skilled nursing, ancillary health care services and assisted living. In addition to the nursing and social services usually provided in long-term care centers, we offer a variety of rehabilitative, nutritional, respiratory, and other specialized ancillary services.
As of December 31, 2014, our continuing operations consist of 52 nursing centers with 5,825 licensed nursing beds. Our nursing centers range in size from 48 to 320 licensed nursing beds. The licensed nursing bed count does not include 496 licensed assisted living beds. Our continuing operations include centers in Alabama, Florida, Indiana, Kansas, Kentucky, Missouri, Ohio, Tennessee, and Texas.
Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the financial position, operations and accounts of Diversicare and its subsidiaries, all wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. Any variable interest entities (“VIEs”) in which the Company has an interest are consolidated when the Company identifies that it is the primary beneficiary. The Company had one variable interest entity and it related to a nursing center in West Virginia described in Note 7.
The investment in unconsolidated affiliate reflected on the consolidated balance sheet relates to a pharmacy joint venture partnership in which the Company owns a 50% interest. The joint venture partnership is accounted for using the equity method. An equity method investment is the Company’s investment in an entity over which the Company lacks control, but otherwise has the ability to exercise significant influence over operating and financial policies. The Company’s share of the profits and losses from this investment are reported in equity in earnings of unconsolidated affiliates in the accompanying consolidated statement of operations. The Company monitors this investment for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the company and will record reductions in carrying value when or if necessary. Under the equity method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of the net earnings or losses of the affiliate as they occur. The investment in unconsolidated affiliate balance relates to this partnership and was $463,000 at December 31, 2014 and $487,000 at December 31, 2013.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Revenue Recognition
The fees charged by the Company to patients in its nursing centers are recorded on an accrual basis. These rates are contractually adjusted with respect to individuals receiving benefits under federal and state-funded programs and other third-party payors. Rates under federal and state-funded programs are determined prospectively for each facility and may be based on the acuity of the care and services provided. These rates may be based on facility's actual costs subject to program ceilings and other limitations or on established rates based on acuity and services provided as determined by the federal and state-funded programs. Amounts earned under federal and state programs with respect to nursing home patients are subject to review by the third-party payors which may result in retroactive adjustments. In the opinion of management, adequate provision has been made for any adjustments that may result from such reviews. Retroactive adjustments, if any, are recorded when objectively determinable, generally within three years of the close of a reimbursement year depending upon the timing of appeals and third-party settlement reviews or audits. During the years ended December 31, 2014, 2013 and 2012, the Company recorded $(298,000), $(141,000) and $(118,000) of net favorable (unfavorable) estimated settlements from federal and state programs for periods prior to the beginning of fiscal 2014, 2013 and 2012, respectively.
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
The Company includes the provision for doubtful accounts in operating expenses in its Consolidated Statements of Operations. The provisions for doubtful accounts of continuing operations were $5,710,000, $4,068,000, and $2,844,000 for 2014, 2013 and 2012, respectively. The provision for doubtful accounts of continuing operations was 1.7%, 1.6%, and 1.2% of net revenue during 2014, 2013, and 2012, respectively.
Lease Expense
As of December 31, 2014, the Company operates 39 nursing centers under operating leases, including 23 owned by Omega, 13 owned by AVIV REIT, and three owned by other parties. The Company's operating leases generally require the Company to pay stated rent, subject to increases based on changes in the Consumer Price Index, a minimum percentage increase, or increases in the net revenues of the leased properties. The Company's Omega leases require the Company to pay certain scheduled rent increases. Such scheduled rent increases are recorded as additional lease expense on a straight-line basis recognized over the term of the related leases and the difference between the amounts recorded for rent expense as compared to rent payments as an accrued liability.
See Notes 2, 3, and 11 for a discussion regarding the Company's Master Lease with Omega, the termination of leases for certain facilities, and the addition of certain leased facilities.
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
Property and Equipment
Property and equipment are recorded at cost or at fair value determined on the respective dates of acquisition for assets obtained in a business combination, with depreciation and amortization being provided over the shorter of the remaining lease term (where applicable) or the assets' estimated useful lives on the straight-line basis as follows:

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
Cash and Cash Equivalents
Cash and cash equivalents include cash on deposit with banks and all highly liquid investments with original maturities of three months or less when purchased. Our cash on deposit with banks was subject to the Federal Deposit Insurance Corporation ("FDIC") minimum insurance levels. Effective January 1, 2013, the coverage provided by the FDIC that had been unlimited under the Dodd-Frank Deposit Insurance Provision is limited to the legal maximum, which is generally $250,000 per ownership category.
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
Acquired Leasehold Interest
The Company has recorded an acquired leasehold interest intangible asset related to an acquisition completed during 2007. The intangible asset is accounted for in accordance with the FASB's guidance on goodwill and other intangible assets, and is amortized on a straight-line basis over the remaining life of the acquired lease, including renewal periods, the original period of which is approximately 28 years from the date of acquisition. The lease terms for the seven centers this intangible relates to provide for an initial term and renewal periods at the Company's option through May 31, 2035. As the renewal periods of the acquired leased facilities are solely based on the Company's option, it is expected that costs (if any) to renew the lease through its current amortization period would be nominal and the decision to continue to lease the acquired facilities lies solely within the Company's intent to continue to operate the seven facilities. Any renewal costs would be included in deferred lease costs and amortized over the renewal period. Amortization expense of approximately $384,000 related to this intangible asset was recorded during each of the years ended December 31, 2014, 2013 and 2012, respectively.
The carrying value of the acquired leasehold interest intangible and the accumulated amortization are as follows:

	December 31,
	2014	2013
Intangible assets	$10,652,000	$10,652,000
Accumulated amortization	(2,808,000)	(2,424,000)
Net intangible assets	$7,844,000	$8,228,000
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
The expected amortization expense for the acquired leasehold interest intangible asset is as follows:

2015	$384,000
2016	384,000
2017	384,000
2018	384,000
2019	384,000
Thereafter	5,924,000
$7,844,000
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
Although the Company adjusts its unfunded accrual for professional and general liability claims on a quarterly basis and retains a third-party actuarial firm semi-annually to assist management in estimating the appropriate accrual, professional and general liability claims are inherently uncertain, and the liability associated with anticipated claims is very difficult to estimate. Professional liability cases have a long cycle from the date of an incident to the date a case is resolved, and final determination of the Company's actual liability for claims incurred in any given period is a process that takes years. As a result, the Company's actual liabilities may vary significantly from the unfunded accrual, and the amount of the accrual has and may continue to fluctuate by a material amount in any given period. Each change in the amount of this accrual will directly affect the Company's results of operations and financial position for the period in which the change in accrual is made.
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
The Company has not elected to expand the use of fair value measurements for assets and liabilities. It is noted that the assessment of carrying value compared to fair value for impairment analysis follow these fair value principles and hierarchy.
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
The following table presents by level, within the fair value hierarchy, assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013:

December 31, 2014	Fair Value Measurements - Assets (Liabilities)
	Total	Level 1	Level 2	Level 3
Interest rate swap	$(798,000)	$—	$(798,000)	$—

December 31, 2013	Fair Value Measurements - Assets (Liabilities)
	Total	Level 1	Level 2	Level 3
Interest rate swap	$(918,000)	$—	$(918,000)	$—
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
Stock Based Compensation
The Company follows the FASB's guidance on Stock Compensation to account for share-based payments granted to employees and recorded non-cash stock based compensation expense of $580,000, $950,000 and $573,000 during the years ended

December 31, 2014, 2013 and 2012, respectively. Such amounts are included as components of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. See Note 8 for additional disclosures about the Company's stock based compensation plans.
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
Reclassifications
As discussed in Note 3, the consolidated financial statements of the Company have been retroactively reclassified for all periods presented to reflect as discontinued operations certain divestitures and lease terminations.

2. BUSINESS DEVELOPMENT
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

Since finalizing the purchase, the aforementioned facilities contributed $25,813,000 and $15,440,000 in revenue to the consolidated statement of operations during 2014 and 2013, respectively.
Lease Agreements
During the years ended December 31, 2014 and 2013, the Company completed transactions to assume the operations of eight and five facilities, respectively, through the assumption of long-term operating leases. The transactions during these periods are as follows:

•
On October 1, 2014, the Company assumed operations of a 62-bed skilled nursing facility in Greenville, Kentucky. This facility has an initial lease terms of 14 years. The center was already operating and treating patients on the transition date. There was no purchase price paid to enter into the lease agreement for this skilled nursing center.

•
On August 1, 2014, the Company assumed operations of two centers in Ohio. The centers included in this transaction are a 142-bed skilled nursing facility and a 42-bed assisted living center. The lease provides for an initial lease term of 10 years. The centers were already operating and treating patients on the transition date. There was no purchase price paid to enter into the lease agreement for these skilled nursing centers.

•
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

•
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

•
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

•
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

•
On August 1, 2013, the Company assumed operations at Seneca Place, an existing 107-bed facility in Louisville, Kentucky.  The lease provides for an initial 15-year lease term with a 5-year renewal option. The center was already operating and treating patients on the transition date. There was no purchase price paid to enter into the lease agreement for this skilled nursing center.

3. DISCONTINUED OPERATIONS
West Virginia Disposition
Effective April 3, 2014, the Company entered into an asset purchase agreement with Rose Terrace Acq., LLC (“Purchaser”) to sell its skilled nursing facility in Culloden, West Virginia. The original asset purchase agreement was subject to a number of conditions including an amendment to the Consolidated Amended and Restated Master Lease ("Master Lease") with Omega to terminate the lease only with respect to two other skilled nursing facilities in West Virginia, state licensure and regulatory approval.
Effective July 1, 2014, the Company completed the transaction with Rose Terrace Acq., LLC to sell Rose Terrace, a 90-bed skilled nursing facility in Culloden, West Virginia for a sales price of $16,500,000. The Company also entered into the Fifteenth Amendment to the Master Lease with Omega to terminate the lease only with respect to two other skilled nursing facilities in West Virginia, and concurrently entered into an operations transfer agreement with American Health Care Management, LLC, an affiliate of the purchaser with respect to two other skilled nursing facilities located in Danville and Ivydale, West Virginia. The amendment effectively reduced the annual rent payments due under the Master Lease by $1,900,000. Upon completion of the transaction, Diversicare no longer operates any skilled nursing centers in the state of West Virginia. In conjunction with the closing of the sale, the Company paid the balance of the $8,000,000 mortgage loan outstanding on the Rose Terrace facility.
The transaction resulted in a gain on the disposition of Rose Terrace which, along with the results of operations for these nursing facilities, is presented within Discontinued Operations on the Consolidated Statements of Operations. The pretax gain on the transaction was $7,522,000. The tax expense associated with the gain was $2,793,000 for which the Company plans to apply net operating loss carryforwards from our deferred tax assets to substantially offset and minimize the cash outlay for this transaction.
These centers contributed revenues of $10,961,000, $21,698,000, and $15,243,000 and net income (loss) of $(26,000), $1,516,000, and $196,000 during the twelve months ended December 31, 2014, 2013, and 2012, respectively.  The net income or loss for the nursing centers included in discontinued operations does not reflect any allocation of corporate general and administrative expense or any allocation of corporate interest expense. The Company considered these additional costs along with the centers' future prospects based upon operating history when determining the contribution of the skilled nursing centers to its operations.
Arkansas Lease Termination
Effective September 1, 2013, the Company entered into an agreement with Omega to terminate its lease with respect to eleven nursing centers and 1,181 licensed beds located in the state of Arkansas, and concurrently entered into operation transfer agreements to transfer the operations of each of those eleven centers to an operator selected by Omega. Upon the completion of the transaction, the Company no longer operates any skilled nursing centers in the State of Arkansas. In connection with the closing of this transaction, the Company and Omega entered into the Thirteenth Amendment to the Master Lease. This amendment effectively modifies the terms of the Master Lease to terminate the terms surrounding the eleven nursing centers in Arkansas, and only as to those eleven centers, and effectively reduces the annual rent payable under the Master Lease by $5,000,000.
As a result of this transaction, the Company has reclassified the operations of these centers as discontinued operations for all periods presented in the accompanying consolidated financial statements. These centers contributed revenues of $0, $40,151,000, and $61,782,000 during the twelve months ended December 31, 2014, 2013, and 2012, respectively. Further, these centers contributed net losses of $1,111,000 and $2,865,000 during the years ended December 31, 2014 and 2013, respectively, and net income of $457,000 during the year ended December 31, 2012.  The net income or loss for the nursing centers included in discontinued operations does not reflect any allocation of corporate general and administrative expense or any allocation of corporate interest expense. The Company considered these additional costs along with the centers' future prospects based upon operating history when determining the contribution of the skilled nursing centers to its operations. In addition to the expenses associated with the discontinued operations, the Company also incurred $1,446,000 in restructuring expenses in 2013 that represent corporate expenses and exit costs associated with the Arkansas lease termination, but not classified as discontinued operations.
Effective September 1, 2012, we sold an owned skilled nursing center in Arkansas to an unrelated party and have reclassified the operations of this facility as discontinued operations for all periods presented in the accompanying consolidated financial statements. The operating margins and the long-term business prospects of the nursing center did not meet our strategic goals. This skilled nursing center contributed revenues of $0, $0, and $3,463,000, and net income (loss) of $(19,000), $(85,000), and $68,000 during the years ended December 31, 2014, 2013, and 2012, respectively.  The net income (loss) for the nursing center included in discontinued operations does not reflect any allocation of regional or corporate general and administrative expense or any allocation of corporate interest expense. The Company considered these additional costs along with the future prospects of this nursing center when determining the contribution of the skilled nursing center to its operations. The gain on disposal, net of taxes, of $174,000 was primarily the amount of sales price in excess of the net carrying value of the fixed assets sold.

A summary of the discontinued operations for the periods presented is as follows:

	December 31,
	2014	2013	2012
Net revenues	$10,961,000	$61,849,000	$80,488,000
Operating expenses	(13,325,000)	(64,312,000)	(79,300,000)
Gain from disposal of assets	7,546,000	—	281,000
Income (loss) from discontinued operations	5,182,000	(2,463,000)	1,469,000
Benefit (provision) for income taxes	(1,924,000)	994,000	(518,000)
Income (loss) from discontinued operations, net of tax	$3,258,000	$(1,469,000)	$951,000

4. RECEIVABLES
Receivables, before the allowance for doubtful accounts, consist of the following components:

	December 31,
	2014	2013

Medicare	$16,312,000	$12,889,000
Medicaid and other non-federal government programs	14,710,000	13,131,000
Other patient and resident receivables	16,294,000	10,517,000
	$47,316,000	$36,537,000
Other receivables and advances	$862,000	$1,118,000
The other receivables and advances balance are composed of $588,000 and $843,000 related to renovation projects to be funded by Omega at December 31, 2014 and 2013, respectively. See Note 11 for additional discussion of these receivables and leased facility construction projects.
Our accounts receivable at December 31, 2014 included approximately $5.5 million of accounts that had not yet been billed as a result of the change of ownership process. The unbilled receivables are primarily attributable for the newly leased facilities in Nicholasville, Kentucky, and Greenville, Kentucky, for which we assumed operations in August 2013 and October 2014, respectively. These two facilities have approximately $2.7 million of unbilled receivables as of December 31, 2014. Additionally, the three facilities in Missouri, for which we assumed operations in July 2014, contributed $2.3 million to the unbilled receivables balance.  The balance of the unbilled receivables at December 31, 2014 also includes amounts attributable to the Avon and Ontario Pointe facilities for which we assumed operations in August 2014. During the change of ownership process, we are required to hold these accounts while waiting for final Medicare and Medicaid approvals.  We expect these accounts to be collectible as soon as we are able to submit them for payment.
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

5. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consists of the following:

	December 31,
	2014	2013

Land	$3,857,000	$3,857,000
Buildings and leasehold improvements	64,446,000	63,107,000
Furniture, fixtures and equipment	30,566,000	26,608,000
	98,869,000	93,572,000
Less: accumulated depreciation	(55,014,000)	(48,516,000)
Net property and equipment	$43,855,000	$45,056,000

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

6. LONG-TERM DEBT, INTEREST RATE SWAP AND CAPITALIZED LEASE OBLIGATIONS
Long-term debt consists of the following:

	December 31,
	2014	2013
Mortgage loan with a syndicate of banks; issued in March 2011, amended May 2013; payable monthly, interest at 4.5% above LIBOR, a portion of which is fixed at 6.87% based on the interest rate swap described below.	$43,441,000	$44,434,000
Revolving credit facility borrowings payable to a bank; entered into in March 2010; amended in March 2011 and further amended May 2013 and March 2014; secured by receivables of the Company; interest at 4.5% above LIBOR.	4,500,000	3,000,000
Commercial loan of consolidated VIE, payable by variable interest entity landlord to a bank; issued in January 2011; payable monthly, fixed interest rate of 5.3% (classified in discontinued operations)	—	5,476,000
	47,941,000	52,910,000
Less current portion	(5,539,000)	(4,211,000)
	$42,402,000	$48,699,000
As of December 31, 2014, the Company's weighted average interest rate on long-term debt, including the impact of the interest rate swap, was approximately 5.71%.
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

Under the terms of the amended agreements, the syndicate of banks provided the Amended Mortgage Loan with an original balance of $45,000,000 with a five-year maturity through April 30, 2018, and a $20,000,000 Amended Revolver through April 30, 2018. The Amended Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25-year amortization. Interest is based on LIBOR plus 4.5%. A portion of the Amended Mortgage Loan is effectively fixed at 6.87% pursuant to an interest rate swap with a notional amount of $21,678,000 as of December 31, 2014. As of December 31, 2014, the interest rate related to the Amended Mortgage Loan was 4.7%. The Amended Mortgage Loan is secured by 13 owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized. The Company’s Amended Revolver has an interest rate of LIBOR plus 4.5% and is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions.
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
As of December 31, 2014, the Company had $4,500,000 in borrowings outstanding under the Amended Revolver compared to $3,000,000 outstanding as of December 31, 2013. The outstanding borrowings on the Amended Revolver primarily reflect the Company's approach to accumulated Medicaid and Medicare receivables at recently acquired facilities as these facilities proceed through the change in ownership process with CMS. Annual fees for letters of credit issued under the Amended Revolver are 3.0% of the amount outstanding. The Company has 11 letters of credit with a total value of $8,106,000 outstanding as of December 31, 2014. Considering the balance of eligible accounts receivable, the letter of credit, the amounts outstanding under the Amended Revolver and the maximum loan amount of $27,500,000, the balance available for borrowing under the Amended Revolver is $13,848,000 at December 31, 2014.
Effective March 27, 2014, the Company executed its purchase option to acquire all assets associated with the Rose Terrace nursing center in Culloden, West Virginia from Milton Holdings, LLC which was considered a variable interest entity ("VIE") by the Company and consolidated prior to the date of this transaction. As a result of the purchase of Rose Terrace, the Company no longer consolidated the commercial loan held by the VIE which had a balance of $5,476,000 as of December 31, 2013. See Note 7 for further information on the VIE considerations. In conjunction with the purchase of the assets, the Company entered into an interest-only $8,000,000 term loan ("Rose Terrace Note") with a maturity date of March 27, 2015. The short-term nature and interest-only structure of the Rose Terrace Note reflected the Company's intent to sell the property and transfer operations to an unrelated third-party operator as further disclosed in Note 3. This transaction closed on July 1, 2014, at which time the Rose Terrace Note was paid in full.
The Company’s debt agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and debt service coverage ratios. The Company is in compliance with all such covenants at December 31, 2014.
In connection with the Company's 2014 and 2013 financing agreements, the Company recognized the following debt retirement costs related to the write off of deferred financing on the existing financing agreements and recorded new deferred loan costs related the new financing agreements as follows:

	2014	2013
Write-off of deferred financing costs	$—	$320,000
Deferred financing costs capitalized	$195,000	$1,341,000
Scheduled principal payments of long-term debt are as follows:

2015	$5,539,000
2016	1,089,000
2017	1,145,000
2018	40,168,000
Total	$47,941,000

Interest Rate Swap Cash Flow Hedge
As part of the debt agreements entered into in March 2011, the Company entered into an interest rate swap agreement with a member of the bank syndicate as the counterparty. The Company entered into the interest rate swap agreement to mitigate the variable interest rate risk on its outstanding mortgage borrowings. The Company designated its interest rate swap as a cash flow hedge and the effective portion of the hedge, net of taxes, is reflected as a component of other comprehensive income (loss). In conjunction with the aforementioned amendment to the Credit Agreement that occurred in May 2013, the Company retained the previously agreed upon interest rate swap modifying the terms of the swap to reflect the amended Credit Agreement. The Company redesignated the interest rate swap as a cash flow hedge. The interest rate swap agreement has the same effective date and maturity date as the Amended Mortgage Loan, and carries a notional amount of $21,678,000 as of December 31, 2014. The interest rate swap agreement requires the Company to make fixed rate payments to the bank calculated on the applicable notional amount at an annual fixed rate of 6.87% while the bank is obligated to make payments to the Company based on LIBOR on the same notional amounts. The applicable guidance requires companies to recognize all derivative instruments as either assets or liabilities at fair value in a company's balance sheets.
The Company assesses the effectiveness of its interest rate swap on a quarterly basis and at December 31, 2014, the Company determined that the interest rate swap was effective. The interest rate swap valuation model indicated a net liability of $798,000 at December 31, 2014. The fair value of the interest rate swap is included in “other noncurrent liabilities” on the Company's consolidated balance sheet. The balance of accumulated other comprehensive loss at December 31, 2014, is $495,000 and reflects the liability related to the interest rate swap, net of the income tax benefit of $303,000. As the Company's interest rate swap is not traded on a market exchange, the fair value is determined using a valuation model based on a discounted cash flow analysis. This analysis reflects the contractual terms of the interest rate swap agreement and uses observable market-based inputs, including estimated future LIBOR interest rates. The fair value of the Company's interest rate swap is the net difference in the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates and are observable inputs available to a market participant. The interest rate swap valuation is classified in Level 2 of the fair value hierarchy, in accordance with the FASB's guidance on Fair Value Measurements and Disclosures.
Capitalized Lease Obligations
During 2011, the Company entered into a series of lease agreements to finance the purchase of certain equipment primarily for the implementation of Electronic Medical Records (“EMR”) in its nursing centers. Additionally, upon acquisition of certain facilities we assumed certain leases, primarily related to equipment, that constitute capital leases. As a result, we have recorded the underlying lease assets and capitalized lease obligations of $324,000 and $667,000 as of December 31, 2014 and 2013, respectively. These lease agreements provide three to five year terms.
Scheduled payments of the capitalized lease obligations are as follows:

2015	$176,000
2016	135,000
2017	27,000
Total	338,000
Amounts related to interest	(14,000)
Principal payments on capitalized lease obligation	$324,000

7. VARIABLE INTEREST ENTITY
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

Prior to the exercise of the purchase option, the Company had determined it was the primary beneficiary of the variable interest entity ("VIE") that developed the Rose Terrace nursing center based on the ownership of the Certificate of Need, the fixed price purchase option described above, the Company’s ability to direct the activities that most significantly impact the economic performance of the VIE, and the right to receive potentially significant benefits from the VIE. Accordingly, as the primary beneficiary, the Company consolidated the balance sheet and results of operations of the VIE for periods prior to the exercise of the purchase option. However, after the exercise of the purchase option, the previous owners paid the outstanding debt related to the entity in full. Subsequently, as further disclosed in Note 3, the Company sold the Rose Terrace facility and all assets associated with the facility. As a result of these events, the real estate development entity is no longer considered a VIE.
The following table summarizes the accounts and amounts included in the Company’s Consolidated Balance Sheet that are associated with the real estate developer’s interests in the VIE. As a result of the aforementioned transaction, no balances exist as of December 31, 2014.

	December 31, 2014	December 31, 2013
Land	$—	$787,000
Building and improvements, net	—	5,613,000
Furniture, fixtures and equipment, net	—	431,000
Other assets	—	80,000
	$—	$6,911,000

Current accruals	$—	$—
Notes payable, including current portion	—	5,476,000
Non-controlling interests	—	1,435,000
	$—	$6,911,000

	Year Ended December 31, 2014	Year Ended December 31, 2013
Beginning non-controlling interests	$1,437,000	$1,573,000
Comprehensive income attributable to non-controlling interests	(25,000)	72,000
Deconsolidation of/distributions to non-controlling interest owners	(1,412,000)	(208,000)
Ending non-controlling interests	$—	$1,437,000

8. SHAREHOLDERS' EQUITY, STOCK PLANS AND PREFERRED STOCK

Shareholders' Rights Plan
On May 7, 2014, the Company entered into a fourth amendment (the “Fourth Amendment”) to the Amended and Restated Rights Agreement, dated as of December 7, 1998, as amended March 19, 2005, August 15, 2008, and August 14, 2009 between the Company (formerly Advocat Inc.) and ComputerShare Trust Company, N.A., as successor to SunTrust Bank, as Rights Agent. In the Fourth Amendment, the Company changed the Expiration Date of the preferred share purchase rights (the “Rights”) under the Rights Agreement from August 2, 2018 to May 15, 2014. As a result of the Fourth Amendment, the Rights Agreement terminated by its terms and is of no further force and effect and the Rights expired at the close of business on May 15, 2014.

Stock Based Compensation Plans
The Company follows the FASB's guidance on Stock Compensation to account for stock-based payments granted to employees and non-employee directors.

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

In June 2008, the Company adopted the Advocat Inc. 2008 Stock Purchase Plan for Key Personnel (“Stock Purchase Plan”). The Stock Purchase Plan provides for the granting of rights to purchase shares of the Company's common stock to directors and officers and 150,000 shares of the Company's common stock has been reserved for issuance under the Stock Purchase Plan. The Stock Purchase Plan allows participants to elect to utilize a specified portion of base salary, annual cash bonus, or director compensation to purchase restricted shares or restricted share units (“RSU's”) at 85% of the quoted market price of a share of the Company's common stock on the date of purchase. The restriction period under the Stock Purchase Plan is generally two years from the date of purchase and during which the shares will have the rights to receive dividends, however, the restricted share certificates will not be delivered to the shareholder and the shares cannot be sold, assigned or disposed of during the restriction period and are subject to forfeiture. No grants can be made under the Stock Purchase Plan after April 25, 2018.
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

Equity Grants and Valuations
During 2014 and 2013, the Compensation Committee of the Board of Directors approved grants totaling approximately 68,000 shares of restricted common stock to certain employees and members of the Board of Directors. These restricted shares vest one-third on the first, second and third anniversaries of the grant date. A portion of these restricted shares vest 33% on the first, second and third anniversaries of the grant date, while another portion vested 33% upon grant and on the first and second anniversaries of the grant date. Unvested shares may not be sold or transferred. During the vesting period, dividends accrue on the restricted shares, but are paid in additional shares of common stock upon vesting, subject to the vesting provisions of the underlying restricted shares. The restricted shares are entitled to the same voting rights as other common shares. Upon vesting, all restrictions are removed.
During 2012, the Compensation Committee of the Board of Directors approved the grant of Stock Only Stock Appreciation Rights (“SOSARs”) at the market price of the Company's common stock on the grant date. The SOSARs vest one-third on the first, second and third anniversaries of the grant date. The SOSARs are valued and recorded in the same manner as stock options, and will be settled with issuance of new stock for the difference between the market price on the date of exercise and the strike price.
The Company recorded non-cash stock-based compensation expense from continuing operations for equity grants and RSU's issued under the Plans of $580,000, $950,000, and $573,000 during the years ended December 31, 2014, 2013, and 2012, respectively. Such amounts are included as components of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. As of December 31, 2014, there was $251,000 in unrecognized compensation costs related to stock-based compensation to be recognized over the applicable remaining vesting periods. The Company estimated the total recognized and unrecognized compensation for all options and SOSARs using the Black-Scholes-Merton equity grant valuation model. Restricted stock awards are valued using an intrinsic valuation method based on the market price on the grant date.
The table below shows the weighted average assumptions the Company used to develop the fair value estimates under its option valuation model:

	Year Ended December 31,
	2014	2013	2012
Expected volatility (range)	N/A(1)	N/A(1)	58% - 59%
Risk free interest rate (range)	N/A(1)	N/A(1)	0.80% - 1.03%
Expected dividends	N/A(1)	N/A(1)	3.75%
Weighted average expected term (years)	N/A(1)	N/A(1)	6
___________

(1)
The Company did not issue any options or other equity grants that would require application of the Black-Scholes-Merton equity grant valuation model during the years ended December 31, 2014 and 2013. All equity grants during these periods were restricted common shares which are valued using an intrinsic valuation method based on market price.

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
The table below describes the resulting weighted average grant date fair values calculated as well as the intrinsic value of options exercised under the Company's equity awards during each of the following years:

	Year Ended December 31,
	2014(1)	2013(1)	2012
Weighted average grant date fair value	—	$—	$2.29
Total intrinsic value of exercises	$126,000	$53,000	$12,000
___________

(1)
The Company did not issue any options or other equity grants that would require application of the Black-Scholes-Merton equity grant valuation model during the years ended December 31, 2014 and 2013. All equity grants during these periods were restricted common shares which are valued using an intrinsic valuation method based on market price.

The following table summarizes information regarding stock options and SOSAR grants outstanding as of December 31, 2014:

	Weighted
	Average		Intrinsic		Intrinsic
Range of	Exercise	Grants	Value-Grants	Grants	Value-Grants
Exercise Prices	Prices	Outstanding	Outstanding	Exercisable	Exercisable
$10.40 to $11.59	$11.14	57,000	$—	57,000	$—
$2.37 to $6.21	$5.50	214,000	849,000	201,000	801,000
		271,000		258,000

As of December 31, 2014, the outstanding equity grants have a weighted average remaining life of 4.78 years and those outstanding equity grants that are exercisable have a weighted average remaining life of 4.63 years. During the year ended December 31, 2014, approximately 25,000 stock option and SOSAR grants were exercised under these plans. All of the equity grants exercised were net settled, therefore no proceeds were contributed.

Summarized activity of the equity compensation plans is presented below:

		Weighted
	SOSARs/	Average
	Options	Exercise Price
Outstanding, December 31, 2013	333,000	$6.64
Granted	—	—
Exercised	(25,000)	4.58
Expired or cancelled	(37,000)	7.87
Outstanding, December 31, 2014	271,000	$6.67

Exercisable, December 31, 2014	258,000	$6.71

		Weighted
		Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding, December 31, 2013	118,000	$5.41
Granted	68,000	5.51
Dividend Equivalents	4,000	8.06
Vested	(57,000)	5.61
Cancelled	(3,000)	5.50
Outstanding December 31, 2014	130,000	$5.45

Summarized activity of the Restricted Share Units for the Stock Purchase Plan is as follows:

		Weighted
		Average
	Restricted	Grant Date
	Share Units	Fair Value
Outstanding, December 31, 2013	41,000	$5.35
Granted	25,000	5.51
Dividend Equivalents	1,000	8.15
Vested	(21,000)	5.69
Cancelled	—	—
Outstanding December 31, 2014	46,000	$5.35

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
At the time of the Restructuring Agreement, the Series B Preferred Stock had a recorded value (including accrued dividends) of approximately $4,918,000 and was convertible into approximately 792,000 shares of common stock. The Company issued 5,000 shares of a new Series C Redeemable Preferred Stock (“Series C Preferred Stock”) to Omega in exchange for the 393,658 shares of Series B Preferred Stock held by Omega. The Series C Preferred Stock had a stated value of approximately $4,918,000 and an annual dividend rate of 7% of its stated value payable quarterly in cash. The Series C Preferred Stock was not convertible, but has been redeemable at its stated value at Omega's option since September 30, 2010, and since September 30, 2007, was redeemable at its stated value at the Company's option.
In connection with the termination of the conversion feature, the Company agreed to pay Omega an additional $687,000 per year under the Lease Amendment. The additional annual payments of $687,000 were discounted over the twelve year term of the renewal to arrive at a net present value of $6,701,000, the preferred stock premium. The Company recorded the fair value of the elimination of the conversion feature as a reduction in Paid In Capital with an offsetting increase to record a premium on the Series C Preferred Stock. As a result, the Series C Preferred Stock was initially recorded at a total value of $11,619,000, equal to the stated value of the Series B Preferred Stock, $4,918,000, plus the value of the conversion feature, $6,701,000 which was fully amortized in 2010. The stated value of the preferred stock was classified as temporary equity and the additional obligation is classified as a noncurrent in the accompanying consolidated balance sheet. As the related cash payments were made, the preferred stock premium was reduced and interest expense was recorded.

Effective August 14, 2014, the Company redeemed all of its outstanding shares of Series C Preferred Stock for approximately $4,918,000 from the holder. The redemption was affected as a result of Omega’s exercise of its pre-existing option to require the Company to redeem the Preferred Stock as provided in the Company’s Certificate of Designation. As a result of the redemption, the Company no longer has any Series C Preferred Stock outstanding. The following table reflects activity in the Series C Preferred Stock:

Series C Preferred Stock
	2014	2013	2012
Balance at the beginning of the period	$4,918,000	$4,918,000	$4,918,000
Redemption of preferred stock	(4,918,000)	—	—
Balance at the end of the period	$—	$4,918,000	$4,918,000

9.	NET INCOME (LOSS) PER COMMON SHARE
Information with respect to the calculation of basic and diluted net income (loss) per common share is presented below:

	Years Ended December 31,
	2014	2013	2012
Numerator: Income (loss) amounts attributable to Diversicare Healthcare Services, Inc. common shareholders:
Income (loss) from continuing operations	$1,450,000	$(6,993,000)	$(3,871,000)
Less: net income attributable to noncontrolling interests	25,000	(72,000)	(126,000)
Income (loss) from continuing operations attributable to Diversicare Healthcare Services, Inc.	1,475,000	(7,065,000)	(3,997,000)
Preferred stock dividends	(220,000)	(344,000)	(344,000)
Income (loss) from continuing operations attributable to Diversicare Healthcare Services, Inc. shareholders	1,255,000	(7,409,000)	(4,341,000)
Income (loss) from discontinued operations, net of income taxes	3,258,000	(1,469,000)	951,000
Net income (loss) attributable to Diversicare Healthcare Services, Inc. Shareholders	$4,513,000	$(8,878,000)	$(3,390,000)

Denominator: Basic Weighted Average Common Shares Outstanding:	6,011,000	5,899,000	5,821,000

Basic net income per common share
Income (loss) from continuing operations	$0.21	$(1.26)	$(0.74)
Income (loss) from discontinued operations
Operating income (loss), net of taxes	(0.25)	(0.25)	0.13
Gain on disposal, net of taxes	0.79	—	0.03
Discontinued operations, net of taxes	0.54	(0.25)	0.16
Basic net income (loss) per common share	$0.75	$(1.51)	$(0.58)

	2014	2013	2012
Numerator: Income (loss) from continuing operations attributable to Diversicare Healthcare Services, Inc. shareholders	1,255,000	(7,409,000)	(4,341,000)
Income (loss) from discontinued operations, net of income taxes	3,258,000	(1,469,000)	951,000
Net income (loss) attributable to Diversicare Healthcare Services, Inc. Shareholders	$4,513,000	$(8,878,000)	$(3,390,000)

Basic weighted average common shares outstanding	6,011,000	5,899,000	5,821,000
Incremental shares from assumed exercise of options, SOSARS and Restricted Stock Units	186,000	—	—
Denominator: Diluted Weighted Average Common Shares Outstanding:	6,197,000	5,899,000	5,821,000

Diluted net income per common share
Income (loss) from continuing operations	$0.20	$(1.26)	$(0.74)
Income (loss) from discontinued operations
Operating income (loss), net of taxes	(0.25)	(0.25)	0.13
Gain on disposal, net of taxes	0.77	—	0.03
Discontinued operations, net of taxes	0.52	(0.25)	0.16
Diluted net income (loss) per common share	$0.72	$(1.51)	$(0.58)

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

	2014	2013	2012
SOSARs/Options Excluded	57,000	310,000	348,000
The weighted average common shares for basic and diluted earnings for common shares were the same due to the losses in 2013 and 2012.

10. INCOME TAXES

Overview
For the year ended December 31, 2014, the Company recorded a provision for income taxes from continuing operations of $857,000 compared to a benefit of $4,196,000 and $2,147,000 in 2013 and 2012, respectively. The provision (benefit) for income taxes of continuing operations is composed of the following components:

	Year Ended December 31,
	2014	2013	2012
Current provision (benefit) :
Federal	$10,000	$(77,000)	$(370,000)
State	10,000	29,000	14,000
	20,000	(48,000)	(356,000)
Deferred provision (benefit):
Federal	798,000	(4,402,000)	(1,536,000)
State	39,000	254,000	(255,000)
	837,000	(4,148,000)	(1,791,000)
Provision (benefit) for income taxes of continuing operations
	$857,000	$(4,196,000)	$(2,147,000)

A reconciliation of taxes computed at statutory income tax rates on income (loss) from continuing operations is as follows:

	Year Ended December 31,
	2014	2013	2012
Provision (benefit) for federal income taxes at statutory rates	$784,000	$(3,804,000)	$(2,046,000)
Provision (benefit) for state income taxes, net of federal benefit	76,000	(187,000)	(212,000)
Valuation allowance changes affecting the provision for income taxes	(66,000)	371,000	9,000
Employment tax credits	(169,000)	(930,000)	(172,000)
Nondeductible expenses	123,000	276,000	336,000
Stock based compensation expense	3,000	8,000	17,000
Other	106,000	70,000	(79,000)
Provision (benefit) for income taxes of continuing operations	$857,000	$(4,196,000)	$(2,147,000)

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

	December 31,
	2014	2013
Current deferred tax assets:
Credit carryforwards	$365,000	$—
Net operating loss and other carryforwards	—	643,000
Allowance for doubtful accounts	2,277,000	1,788,000
Accrued liabilities	5,386,000	5,126,000
	8,028,000	7,557,000
Less valuation allowance	(408,000)	(377,000)
	7,620,000	7,180,000
Current deferred tax liabilities:
Prepaid expenses	(604,000)	(601,000)
	$7,016,000	$6,579,000

	December 31,
	2014	2013
Noncurrent deferred tax assets:
Net operating loss and other carryforwards	$1,174,000	$3,389,000
Credit carryforwards	2,030,000	2,210,000
Deferred lease costs	230,000	289,000
Depreciation	355,000	(634,000)
Tax goodwill and intangibles	(978,000)	(879,000)
Stock-based compensation	643,000	882,000
Accrued rent	3,786,000	4,219,000
Kansas acquisition costs	118,000	125,000
Impairment of long-lived assets	271,000	472,000
Interest rate swap	303,000	349,000
Noncurrent self-insurance liabilities	5,639,000	6,422,000
	13,571,000	16,844,000
Less valuation allowance	(686,000)	(932,000)
	$12,885,000	$15,912,000

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
When assessing all available evidence, we consider the weight of the evidence, both positive and negative, based on the objectivity of the underlying evidence and the extent to which it can be verified. For the three-year period ended December 31, 2014, the Company has a cumulative pre-tax loss from continuing operations of $14,900,000, which was partially offset by $2,307,000 of income attributable to the year ended December 31, 2014. Additionally, the Company recognized governmental and regulatory changes have put downward revenue pressure on the long-term care industry as a piece of negative evidence in our analysis. As a result of this negative evidence, the Company performed a thorough assessment of the available positive and negative evidence in order to ascertain whether it is more-likely-than-not that in future periods the Company will generate sufficient pre-tax income to utilize all of our federal deferred tax assets and our net operating loss and other carryforwards and credits. State deferred tax assets are considered for valuation separately and on a state-by-state basis.
The Company also identified several pieces of objective positive evidence which were considered and weighed in the analysis performed regarding the valuation of deferred tax assets, including, but not limited to the improvement in financial performance for the year ended December 31, 2014, the degree to which nonrecurring expenses caused the last three year cumulative pre-tax loss, the expected accretive strategic acquisitions completed by us during the three-year period, corporate and regional restructuring expected to reduce costs while maintaining revenue levels, the long-term expiration dates of a majority of the net operating losses and credits, our history of not having carryforwards or credits expire unutilized, and the completed divestiture of the facilities in Arkansas in 2013 and West Virginia in 2014. The operations in the states of Arkansas and West Virginia demonstrated a trend of growing losses in recent years primarily as a result of disproportionate amount of professional liability expense relative to the revenue contributed. Additionally, the net operating loss created in 2013 was fully utilized during 2014 as a result of the income produced from operations and the taxable gain on the sale of Rose Terrace.
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
At December 31, 2014, the Company had $7,837,000 of net operating losses, which expire at various dates beginning in 2019 and continue through 2033. The use of a portion of these loss carryforwards is limited by change in ownership provisions of the Federal tax code to a maximum of approximately $2,971,000. The Company has reduced the deferred tax asset and the corresponding valuation allowances for net operating loss deductions permanently lost as a result of the change in ownership provisions.
With respect to state deferred tax assets, the Company reduced the valuation allowance by approximately $215,000 in 2014, primarily related to the expectation that deferred tax assets for which valuation allowances had previously been applied would more-likely-than-not be utilized as a result of the increase in taxable income during the year ended December 31, 2014. In 2013 and 2012, the Company recorded a deferred tax (provision) benefit to adjust approximately $(448,000) and $7,000, respectively, of the valuation allowance on state deferred tax assets. The changes in valuation allowance were based on the Company's assessment of the realization of certain individual tax assets. The Company has recorded a total valuation allowance of approximately $1,094,000 at December 31, 2014 to reduce the deferred tax assets by the amount management believes is more likely than not to not be realized through the turnaround of existing temporary differences, future earnings, or a combination thereof.
Under the Work Opportunity Tax Credit ("WOTC") program, the Company recorded $550,000, $1,124,000 and $130,000 in Work Opportunity Tax Credits during 2014, 2013 and 2012, respectively. On December 19, 2014, the Tax Increase Prevention Act of 2012 (the "Act") was signed into law. The Act retroactively reinstated the federal Work Opportunity Tax Credit for qualifying costs paid during 2014. Pursuant to ASC 740-10-25-47, the effect of changes in the tax laws including retroactive changes are recognized in the period the law was enacted, and as a result of the retroactive treatment, the credit was recognized in the financial statements during the fourth quarter of 2014. The remaining WOTC credit carryforwards expire at various dates beginning in 2030 and continue through 2034.

Unrecognized Tax Benefits and Liabilities
The Company follows the FASB's guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns evaluating the need to recognize or unrecognize uncertain tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2014	2013	2012
Balance at the beginning of the period	$—	$86,000	$84,000
Changes in tax positions for prior years	—	(86,000)	2,000
Balance at the end of the period	$—	$—	$86,000

The Company records the liabilities associated with our unrecognized tax benefits in “other current liabilities” on the consolidated balance sheet. The net change in the amount of unrecognized tax benefits during the years ended December 31, 2013 and 2012 was related primarily to the adjustment of the estimated liability and resolution of outstanding uncertain tax positions. Further, the Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statements of operations.
The Company has received notice of a pending audit by the Internal Revenue Service related to the 2012 tax year. As of December 31, 2014, the Company’s tax years for 2011 forward are subject to examination by tax authorities.

11. COMMITMENTS AND CONTINGENCIES

Lease Commitments
The Company is committed under long-term operating leases with various expiration dates and varying renewal options. Minimum annual rentals, including renewal option periods (exclusive of taxes, insurance, and maintenance costs) under these leases beginning January 1, 2015, are as follows:

2015	$31,140,000
2016	31,407,000
2017	31,808,000
2018	32,338,000
2019	33,300,000
Thereafter	432,138,000
$592,131,000

Under these lease agreements, the Company's lease payments are subject to periodic annual escalations as described below and in Note 1. Total lease expense for continuing operations was $26,151,000, $20,396,000 and $18,018,000 for 2014, 2013 and 2012, respectively. The accrued liability related to straight line rent was $9,579,000 and $10,759,000 at December 31, 2014 and 2013, respectively, and is included in “Other noncurrent liabilities” on the accompanying consolidated balance sheets.

Omega Master Lease
The Company leases 23 nursing centers from Omega under a Master Lease. On October 20, 2006, the Company and Omega entered into a Third Amendment to Consolidated Amended and Restated Master Lease (“Lease Amendment”) to extend the term of its facilities leased from Omega. The Lease amendment extended the term to September 30, 2018 and provided a renewal option of an additional twelve years. Consistent with prior terms, the lease provides for annual increases in lease payments equal to the lesser of two times the increase in the consumer price index or 3 percent. Under generally accepted accounting principles, the Company is required to report these scheduled rent increases on a straight line basis over the term of the lease including the 12 year term of the renewal period. These scheduled increases had no effect on cash rent payments at the start of the lease term and only result in additional cash outlay as the annual increases take effect each year.
The Company entered into an agreement with Omega to terminate its lease with respect to eleven nursing centers located in Arkansas and concurrently entered into operation transfer agreements to transfer the operations of each of those eleven centers to an operator selected by Omega. In connection with the closing of this transaction, the Company and Omega entered into the Thirteenth Amendment to the Master Lease. This amendment effectively modifies the terms of the Master Lease to terminate the terms surrounding the eleven nursing centers in Arkansas, and only as to those eleven centers, and effectively reduced the annual rent payable under the Master Lease by $5,000,000.

In addition to the amendment to terminate the portion of the lease with respect to the Arkansas centers, the Company further amended the Master Lease by entering into the Fifteenth Amendment to Consolidated Amended and Restated Master Lease as a result of the disposition and transfer of operations of the Company's West Virginia nursing centers. This amendment effectively modified the terms of the Master Lease to terminate the lease with regard to the two West Virginia nursing centers, and effectively reduced the annual rent payable under the Master Lease by $1,900,000.
The Master Lease requires the Company to fund annual capital expenditures related to the leased facilities at an amount currently equal to $434 per licensed bed. These amounts are subject to adjustment for increases in the Consumer Price Index. The Company is in compliance with the capital expenditure requirements. Total required capital expenditures during the remaining lease term and renewal options are $4,563,000. These capital expenditures are being depreciated on a straight-line basis over the shorter of the asset life or the appropriate lease term.
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

	December 31
	2014	2013
Leasehold improvement	$921,000	$921,000
Accumulated Amortization	(526,000)	(421,000)
Net Intangible	$395,000	$500,000

Other Operating Leases
In addition to the Master Lease, the Company currently leases sixteen other nursing centers which primarily operate under individual leases. The lease terms for these centers range from nine years to twenty years including renewal options. While the individual lease terms vary from center to center, the majority of the lease include annual lease increases which are capped and, in most cases, are subject to adjustment for increases in the Consumer Price Index. All operating leases are accounted for using a straight-line rent methodology.

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

Reserve for Estimated Self-Insured Professional Liability Claims
Because the Company’s actual liability for existing and anticipated professional liability and general liability claims will exceed the Company’s limited insurance coverage, the Company has recorded total liabilities for reported and incurred, but not reported claims of $25,163,000 as of December 31, 2014. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis and are presented without regard to any potential insurance recoveries. Amounts are added to the accrual for estimates of anticipated liability for claims incurred during each period, and amounts are deducted from the accrual for settlements paid on existing claims during each period.
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
The Company’s cash expenditures for self-insured professional liability costs from continuing operations were $4,757,000, $4,485,000, and $1,805,000 for the years ended December 31, 2014, 2013 and 2012, respectively.
The Company follows the FASB Accounting Standards Update, “Presentation of Insurance Claims and Related Insurance Recoveries,” that clarifies that a health care entity should not net insurance recoveries against a related professional liability claim and that the amount of the claim liability should be determined without consideration of insurance recoveries. Accordingly, the Company has recorded estimated insurance recovery receivables included within "Other Current Assets" on the Consolidated Balance Sheet of $246,000 at December 31, 2014 and $440,000 at December 31, 2013, respectively.
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
Other Insurance
With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. The Company is completely self-insured for workers’ compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. From June 30, 2003 until June 30, 2007, the Company’s workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. For the period from July 1, 2008 through December 31, 2013, the Company is covered by a prefunded deductible policy. Under this policy, the Company is self-insured for the first $500,000 per claim, subject to an aggregate maximum of $3,000,000. The Company funds a loss fund account with the insurer to pay for claims below the deductible. The Company accounts for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred. The liability for workers’ compensation claims is $250,000 at December 31, 2014. The Company has a non-current receivable for workers’ compensation policies covering previous years of $1,357,000 as of December 31, 2014. The non-current receivable is a function of payments paid to the Company’s insurance carrier in excess of the estimated level of claims expected to be incurred.
As of December 31, 2014, the Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $175,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $687,000 at December 31, 2014. The differences between actual settlements and reserves are included in expense in the period finalized.

Employment Agreements
The Company has employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.0 times their annual salary in the event of a termination without cause, a constructive discharge (as defined in each employee agreement), or upon a change in control of the Company (as defined in each employee agreement). The maximum contingent liability under these agreements is $1,767,000 as of December 31, 2014. The terms of such agreements are from 1 to 3 years and automatically renew for 1 year if not terminated by the employee or the Company. In addition, upon the occurrence of any triggering event, these certain members of management may elect to require the Company to purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of the Company's common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of our common stock on December 31, 2014, there is $366,000 of contingent liabilities for the repurchase of the equity grants.
No amounts have been accrued for these contingent liabilities for members of management the Company currently employs.

Health Care Industry and Legal Proceedings
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
As of December 31, 2014, we are engaged in 51 professional liability lawsuits. Ten lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
In July 2013, the Company learned that the United States Attorney for the Middle District of Tennessee (DOJ) had commenced a civil investigation of potential violations of the False Claims Act (FCA) at two of the Company's facilities. Notice to the Company came in the form of a civil investigative demand (CID), a form of subpoena, to produce certain documents relating to our practices and policies for rehabilitation and other services since 2010 at those two facilities. The Company responded to this limited CID and has cooperated with the DOJ in connection with its investigation. In October 2014, the Company received a second CID indicating that the DOJ’s investigation now covers all of the Company’s facilities, but only directing the Company to produce material related to a total of six of the Company's facilities. The Company has also received from the OIG requests for the medical records of certain patients. The Company intends to respond to the most recent requests and to continue cooperating with the DOJ and the OIG in the investigation. The Company cannot predict the outcome of this investigation or any possible related proceedings, and the outcome could have a materially adverse effect on the Company, including the imposition of damages, fines, penalties and/or a corporate integrity agreement, but the Company is committed to provide caring and professional services to its patients and residents in compliance with applicable laws and regulations.
In November 2012, a purported stockholder class action complaint was filed in the Chancery Court for Williamson County, Tennessee (21st Judicial District) against the Company's Board of Directors. This action alleges that the Board of Directors breached its fiduciary duties to stockholders related to its response to certain expressions of interest in a potential strategic transaction from

Covington Investments, LLC (“Covington”). The complaint asserts that the Board failed to negotiate or otherwise appropriately consider Covington's proposals. Plaintiff has filed a motion seeking to certify the action as a class action, which is not currently set for hearing. On May 23, 2014, the plaintiff and defendants entered into a memorandum of understanding outlining the terms of a settlement subject to the execution of definitive documentation and court approval. The agreement provides that the Company will adopt and maintain certain corporate governance procedures for a period of at least three years. This settlement has not yet been approved by the court. The settlement hearing is scheduled for April 7, 2015.
In June 2012, a collective action complaint was filed in the U.S. District Court for the U.S. District Court for the Western District of Arkansas against us and certain of our subsidiaries.  The complaint alleges that the defendants violated the Fair Labor Standards Act (FLSA) and seeks unpaid overtime wages as well as liquidated damages.  The Court conditionally certified a nationwide class of all of the Company's hourly employees, but recently decertified the class.  After the class was decertified, the law firm initiating the action filed two new separate actions in federal court in Tennessee and Texas, naming as plaintiffs many of the individuals who had filed claims in the original Arkansas action. The new actions assert the same claim as was asserted in the original Arkansas action. The Company intends to defend these lawsuits vigorously.
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

Reimbursement
The Company is unable to predict what, if any, reform proposals or reimbursement limitations will be implemented in the future, or the effect such changes would have on its operations. For the year ended December 31, 2014, the Company derived 29.6% and 48.4% of its total patient and resident revenues related to continuing operations from the Medicare and Medicaid programs, respectively.
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

12. SUBSEQUENT EVENT
Effective February 1, 2015, the Company has acquired a 94-bed skilled nursing center in Glasgow, Kentucky, for a purchase price of $7 million. Additionally, in a separate and unrelated transaction, the Company assumed operations through a lease agreement of an 85-bed skilled nursing center in Hutchinson, Kansas. The center in Kansas has an initial lease term of 10 years and includes an option to purchase that becomes exercisable after the first year of the lease. Upon completion of these transactions, the Company now operates 54 nursing centers. These centers are expected to contribute in excess of $9 million in annual revenues.

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected quarterly financial information for each of the quarters in the years ended December 31, 2014 and 2013 is as follows:

	Quarter
2014	First	Second	Third	Fourth

Net revenues	$77,799,000	$82,313,000	$90,331,000	$93,749,000
Professional liability expense (1)	2,061,000	1,556,000	1,743,000	1,856,000
Income (loss) from continuing operations	(433,000)	973,000	219,000	691,000
Income (loss) from discontinued operations	(612,000)	128,000	3,928,000	(186,000)
Net income (loss) attributable to Diversicare Healthcare Services, Inc. Common Shareholders	$(1,106,000)	$1,015,000	$4,099,000	$505,000

Basic net income (loss) per common share for Diversicare Healthcare Services, Inc. shareholders:
Income (loss) from continuing operations	$(0.08)	$0.15	$0.03	$0.11
Income (loss) from discontinued operations	(0.10)	0.02	0.65	(0.03)
Net income (loss) per common share for Diversicare Healthcare Services, Inc. shareholders	$(0.18)	$0.17	$0.68	$0.08

Diluted net income (loss) per common share for Diversicare Healthcare Services, Inc. shareholders:
Income (loss) from continuing operations	$(0.08)	$0.14	$0.03	$0.11
Income (loss) from discontinued operations	(0.10)	0.02	0.63	(0.03)
Net income (loss) per common share for Diversicare Healthcare Services, Inc. shareholders	$(0.18)	$0.16	$0.66	$0.08

(1)
The Company's quarterly results are significantly affected by the amounts recorded for professional liability expense, as discussed further in Note 11. The amount of expense recorded for professional liability in each quarter of 2014 is set forth in the table above.

	Quarter
2013	First	Second	Third	Fourth

Net revenues	$58,439,000	$61,488,000	$64,631,000	$75,663,000
Professional liability expense (1)	1,507,000	1,758,000	947,000	1,454,000
Loss from continuing operations	(1,274,000)	(2,421,000)	(2,321,000)	(977,000)
Income (loss) from discontinued operations	327,000	242,000	(2,444,000)	406,000
Net loss attributable to Diversicare Healthcare Services, Inc. Common Shareholders	$(1,051,000)	$(2,281,000)	$(4,868,000)	$(678,000)

Basic net income (loss) per common share for Diversicare Healthcare Services, Inc. shareholders:
Loss from continuing operations	$(0.24)	$(0.43)	$(0.41)	$(0.18)
Income (loss) from discontinued operations	0.06	0.04	(0.42)	0.07
Net loss per common share for Diversicare Healthcare Services, Inc. shareholders	$(0.18)	$(0.39)	$(0.83)	$(0.11)

Diluted net income (loss) per common share for Diversicare Healthcare Services, Inc. shareholders:
Loss from continuing operations	$(0.24)	$(0.43)	$(0.41)	$(0.18)
Income (loss) from discontinued operations	0.06	0.04	(0.42)	0.07
Net loss per common share for Diversicare Healthcare Services, Inc. shareholders	$(0.18)	$(0.39)	$(0.83)	$(0.11)

(1)
The Company's quarterly results are significantly affected by the amounts recorded for professional liability expense, as discussed further in Note 11. The amount of expense recorded for professional liability in each quarter of 2013 is set forth in the table above.

DIVERSICARE HEALTHCARE SERVICES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
OF CONTINUING OPERATIONS
(in thousands)

Column A	Column B	Column C			Column D	Column E
		Additions			Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Other	(Write-offs) net of Recoveries	Balance at End of Period
Year ended December 31, 2014: Allowance for doubtful accounts	$3,879	$5,710	$—	$—	$(3,545)	$6,044
Year ended December 31, 2013: Allowance for doubtful accounts	$3,047	$4,066	$—	$—	$(3,234)	$3,879
Year ended December 31, 2012: Allowance for doubtful accounts	$2,160	$2,845	$—	$—	$(1,958)	$3,047

S-1

DIVERSICARE HEALTHCARE SERVICES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Column A	Column B	Column C			Column D	Column E
			Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (2)	Other	Payments (1)	Balance at End of Period
Year ended December 31, 2014:
Professional Liability Reserve	$27,067	$5,930	$2,440	$—	$(10,274)	$25,163
Workers Compensation Reserve	$176	$372	$—	$18	$(316)	$250
Health Insurance Reserve	$843	$6,748	$237	$—	$(7,141)	$687
Year ended December 31, 2013:
Professional Liability Reserve	$22,740	$4,870	$8,136	$—	$(8,679)	$27,067
Workers Compensation Reserve	$287	$473	$—	$(87)	$(497)	$176
Health Insurance Reserve	$679	$8,321	$879	$—	$(9,036)	$843
Year ended December 31, 2012:
Professional Liability Reserve	$19,357	$3,831	$7,824	$—	$(8,272)	$22,740
Workers Compensation Reserve	$309	$142	$—	$311	$(475)	$287
Health Insurance Reserve	$853	$6,320	$887	$—	$(7,381)	$679

(1)	Payments for the Professional Liability Reserve include amounts paid for claims settled during the period as well as payments made under structured arrangements for claims settled in earlier periods.

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

4.6
Fourth Amendment to Amended and Restated Right Agreement, dated May 7, 2014, between the Company and Computershare Trust Company, N.A. as successor to SunTrust Bank, as Rights Agent (incorporated by reference to Exhibit 5 to the Company's Registration Statement on Form 8-A/A filed on May 8, 2014).

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

*10.19	Advocat Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on April 20, 2006).

*10.20	First Amendment to the Advocat Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.63 to the Company's annual report on Form 10-K for the year ended December 31, 2008).

*10.21	Advocat Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on April 28, 2010).

*10.22	Advocat Inc. 2008 Stock Purchase Plan for Key Personnel (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed May 2, 2008).

10.23
Ninth Amendment to Consolidated Amended and Restated Master Lease dated as of May 5, 2009 by and between Sterling Acquisition Corp., a Kentucky corporation, and Diversicare Leasing Corp., a Tennessee corporation (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2009).

10.24
Tenth Amendment to Consolidated Amended and Restated Master Lease dated as of September 8, 2009 by and between Sterling Acquisition Corp., a Kentucky corporation, and Diversicare Leasing Corp., a Tennessee corporation (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2009).

10.25
Lease Agreement dated as of July 14, 2010 by and between Diversicare Rose Terrace, LLC, a subsidiary of the registrant, and A.B.E., LLC (incorporated by reference to Exhibit 10.4 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2010).

10.26
Eleventh Amendment to the Amended and Restated Master Lease between the Company and Sterling Acquisition Corp., an affiliate of Omega Healthcare Investors, Inc. (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2011).

10.27
Swap Agreement between the Company and The PrivateBank and Trust Company dated as of March 1, 2011 (incorporated by reference to Exhibit 10.6 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2011).

*10.28
Amended and Restated Employment Agreement effective as of April 1, 2012, by and between Advocat Inc., a Delaware corporation, and Kelly Gill (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2012).

*10.29
Amended and Restated Retention Bonus Agreement entered into as of March 15, 2012, by and between Advocat Inc., a Delaware corporation, and L. Glynn Riddle, Jr. (incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2012).

*10.30
Employment Agreement effective August 20, 2012, between James R. McKnight, Jr. and Advocat Inc. (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2012).

*10.31
Employment Agreement effective January 1, 2013, between Leslie Campbell and Advocat Inc. (incorporated by reference to Exhibit 10.49 to the Company’s annual report on Form 10-K for the year ended December 31, 2012).

*10.32
Amendment No. 1 to Amended and Restated Employment Agreement effective as of March 1, 2013 by and between Advocat Inc., a Delaware corporation, and Kelly Gill (incorporated by reference to Exhibit 10.50 to the Company's annual report on Form 10-K for the year ended December 31, 2012).

10.33
Asset Purchase Agreement effective March 6, 2013 between the Company and Cumberland & Ohio Co. of Texas, as receiver of the assets of SeniorTrust of Florida, Inc. (incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2013).

10.34
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

10.36
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

10.38
Amended and Restated Guaranty (Term Loan) dated as of April 30, 2013, by the Company to and for the benefit of The PrivateBank in its capacity as administrative agent (incorporated by reference to Exhibit 10.8 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2013).

10.39
Thirteenth Amendment to Consolidated Amended and Restated Master Lease effective September 1, 2013 by and between Sterling Acquisition Corp. and Diversicare Leasing Corp. (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2013).

**10.40
First Amendment and Consent to Amended and Restated Revolving Loan and Security Agreement dated as of November 1, 2013 among the Company and a syndicate of financial institutions and banks, including The PrivateBank as the Administering Agent (incorporated by reference to Exhibit 10.1 to the Company's annual report on Form 10-K for the year ended Decemeber 31, 2014).

10.41
Asset Purchase Agreement dated April 3, 2014, by and between Diversicare Rose Terrace, LLC, and Rose Terrace Acq., LLC (incorporated by reference to exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2014).

10.42
Second Amendment and Consent to Amended and Restated Revolving Loan and Security Agreement dated as of March 31, 2014, among the Company and a syndicate of financial institutions and banks, including The PrivateBank as the Administering Agent (incorporated by reference to exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2014).

10.43
Term Loan and Security Agreement effective as of March 27, 2014, by and between Diversicare Rose Terrace, LLC and The PrivateBank And Trust Company (incorporated by reference to exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2014).

10.44
Third Amendment and Consent to Amended And Restated Revolving Loan and Security Agreement dated as of July 1, 2014 by and among the Company and a syndicate of financial institutions and banks, including The PrivateBank as the Administering Agent (incorporated by reference to exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2014).

10.45
Third Amendment to Amended and Restated Term Loan And Security Agreement dated as of July 1, 2014, by and among the Company and a syndicate of financial institutions and banks, including The PrivateBank as the Administering Agent (incorporated by reference to exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2014).

10.46
Fifteenth Amendment to Consolidated Amended and Restated Master Lease dated as of June 30, 2014 by and between the Company and Sterling Acquisition Corp. (incorporated by reference to exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2014).

21	Subsidiaries of the Registrant.

23.1	Consent of BDO USA, LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Labels Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

	*	Indicates management contract or compensatory plan or arrangement.
	**	Confidential treatment has been requested for portions of this exhibit