Form 10-Q
period 2015-03-31
Diversicare Healthcare Services, Inc.
filed 2015-05-07
CIK 919956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
CHECK ONE:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
6,233,738
(Outstanding shares of the issuer’s common stock as of April 30, 2015)

Part I. FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,604	$3,818
Receivables, less allowance for doubtful accounts of $6,533 and $6,044, respectively	43,480	41,272
Other receivables	443	862
Prepaid expenses and other current assets	2,702	2,339
Income tax refundable	694	559
Current assets of discontinued operations	37	73
Deferred income taxes	6,962	7,016
Total current assets	57,922	55,939
PROPERTY AND EQUIPMENT, at cost	107,279	98,869
Less accumulated depreciation and amortization	(56,793)	(55,014)
Discontinued operations, net	—	—
Property and equipment, net	50,486	43,855
OTHER ASSETS:
Deferred income taxes	13,090	12,885
Deferred financing and other costs, net	1,686	1,692
Investment in unconsolidated affiliate	571	463
Other noncurrent assets	4,442	6,411
Acquired leasehold interest, net	7,748	7,844
Total other assets	27,537	29,295
	$135,945	$129,089
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(continued)

	March 31, 2015	December 31, 2014
	(Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt and capitalized lease obligations	$8,302	$5,705
Trade accounts payable	8,928	8,121
Current liabilities of discontinued operations	317	482
Accrued expenses:
Payroll and employee benefits	15,293	14,642
Self-insurance reserves, current portion	12,077	11,833
Other current liabilities	4,932	6,359
Total current liabilities	49,849	47,142
NONCURRENT LIABILITIES:
Long-term debt and capitalized lease obligations, less current portion	47,428	42,559
Self-insurance reserves, noncurrent portion	14,430	14,268
Other noncurrent liabilities	12,942	13,366
Total noncurrent liabilities	74,800	70,193
COMMITMENTS AND CONTINGENCIES
SERIES C REDEEMABLE PREFERRED STOCK
$.10 par value, 5,000 shares authorized, none issued and outstanding	—	—
SHAREHOLDERS’ EQUITY:
Series A preferred stock, authorized 200,000 shares, $.10 par value, none issued and outstanding	—	—
Common stock, authorized 20,000,000 shares, $.01 par value, 6,466,000 and 6,388,000 shares issued, and 6,234,000 and 6,156,000 shares outstanding, respectively	65	64
Treasury stock at cost, 232,000 shares of common stock	(2,500)	(2,500)
Paid-in capital	20,174	19,970
Accumulated deficit	(5,890)	(5,285)
Accumulated other comprehensive loss	(553)	(495)
Total shareholders’ equity	11,296	11,754
	$135,945	$129,089
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2015	2014
PATIENT REVENUES, net	$95,225	$77,799
EXPENSES:
Operating	77,145	62,824
Lease and rent expense	7,145	5,967
Professional liability	2,155	2,061
General and administrative	6,051	5,114
Depreciation and amortization	1,879	1,735
Total expenses	94,375	77,701
OPERATING INCOME	850	98
OTHER EXPENSE:
Equity in net income (loss) of unconsolidated affiliate	108	(3)
Interest expense, net	(950)	(892)
Total other expense	(842)	(895)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	8	(797)
BENEFIT (PROVISION) FOR INCOME TAXES	(3)	364
INCOME (LOSS) FROM CONTINUING OPERATIONS	5	(433)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Operating loss, net of tax benefit of $168 and $767, respectively	(263)	(612)
Loss from discontinued operations	(263)	(612)
NET LOSS	(258)	(1,045)
Less: (income) loss attributable to noncontrolling interests	—	25
NET LOSS ATTRIBUTABLE TO DIVERSICARE HEALTHCARE SERVICES, INC.	(258)	(1,020)
PREFERRED STOCK DIVIDENDS	—	(86)
NET LOSS FOR DIVERSICARE HEALTHCARE SERVICES, INC. COMMON SHAREHOLDERS	$(258)	$(1,106)
NET INCOME (LOSS) PER COMMON SHARE FOR DIVERSICARE HEALTHCARE SERVICES, INC. SHAREHOLDERS:
Per common share – basic and diluted
Continuing operations	$—	$(0.08)
Discontinued operations	(0.04)	(0.11)
	$(0.04)	$(0.19)
COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.055	$0.055
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	6,045	5,975

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands and unaudited)

	Three Months Ended March 31,
	2015	2014
NET LOSS	$(258)	$(1,045)
OTHER COMPREHENSIVE INCOME:
Change in fair value of cash flow hedge, net of tax	178	140
Less: reclassification adjustment for amounts recognized in net income	(120)	(119)
Total other comprehensive income	58	21
COMPREHENSIVE LOSS	(200)	(1,024)
Less: comprehensive income attributable to noncontrolling interest	—	25
COMPREHENSIVE LOSS ATTRIBUTABLE TO DIVERSICARE HEALTHCARE SERVICES, INC.	$(200)	$(999)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(258)	$(1,045)
Discontinued operations	(263)	(612)
Income (Loss) from continuing operations	5	(433)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1,879	1,735
Provision for doubtful accounts	1,503	1,361
Deferred income tax benefit	(116)	(660)
Provision for self-insured professional liability, net of cash payments	930	711
Stock-based compensation	155	141
Equity in net (income) losses of unconsolidated affiliate, net of investment	(108)	3
Non-cash interest accretion	—	(26)
Other	(311)	(160)
Changes in assets and liabilities affecting operating activities:
Receivables, net	(3,436)	(7,445)
Prepaid expenses and other assets	(875)	(254)
Trade accounts payable and accrued expenses	716	100
Net cash provided by (used in) continuing operations	342	(4,927)
Discontinued operations	(1,579)	360
Net cash used in operating activities	(1,237)	(4,567)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,411)	(702)
Acquisition of property and equipment through business combination	(7,000)	—
Change in restricted cash	2,490	36
Deposits and other deferred balances	(9)	—
Net cash used in continuing operations	(5,930)	(666)
Discontinued operations	—	54
Net cash used in investing activities	(5,930)	(612)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(1,301)	(422)
Proceeds from issuance of debt	8,767	5,050
Financing costs	(104)	(83)
Issuance and redemption of employee equity awards	79	82
Payment of common stock dividends	(335)	(331)
Payment of preferred stock dividends	—	(86)
Distributions to noncontrolling interest	—	(1,410)
Payment for preferred stock restructuring	(153)	(148)
Net cash provided by financing activities	6,953	2,652
Discontinued operations	—	2,498
Net cash provided by financing activities	$6,953	$5,150

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)
(continued)

	Three Months Ended March 31,
	2015	2014
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(214)	$(29)
CASH AND CASH EQUIVALENTS, beginning of period	3,818	3,781
CASH AND CASH EQUIVALENTS, end of period	$3,604	$3,752
SUPPLEMENTAL INFORMATION:
Cash payments of interest, net of amounts capitalized	$857	$739
Cash payments of income taxes	$84	$2
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014

1.	BUSINESS
Diversicare Healthcare Services, Inc. (together with its subsidiaries, “Diversicare Healthcare Services” or the “Company”) provides long-term care services to nursing center patients in nine states, primarily in the Southeast, Midwest, and Southwest. The Company’s centers provide a range of health care services to their patients and residents that include nursing, personal care, and social services. Additionally, the Company’s nursing centers also offer a variety of comprehensive rehabilitation services, as well as nutritional support services. The Company's continuing operations include centers in Alabama, Florida, Indiana, Kansas, Kentucky, Missouri, Ohio, Tennessee, and Texas.
As of March 31, 2015, the Company’s continuing operations consist of 54 nursing centers with 6,004 licensed nursing beds. The Company owns 14 and leases 40 of its nursing centers. Our nursing centers range in size from 50 to 320 licensed nursing beds. The licensed nursing bed count does not include 496 licensed assisted living beds.

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
The interim consolidated financial statements for the three month periods ended March 31, 2015 and 2014, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the Company’s financial position at March 31, 2015, and the results of operations for the three month periods ended March 31, 2015 and 2014, and cash flows for the three month periods ended March 31, 2015 and 2014. The Company’s balance sheet information at December 31, 2014, was derived from its audited consolidated financial statements as of December 31, 2014.
The results of operations for the periods ended March 31, 2015 and 2014 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

3.	RECENT ACCOUNTING GUIDANCE
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity changing the criteria for reporting discontinued operations. The ASU states that only those disposed components (or components held-for-sale) representing a strategic shift that have a significant effect on operations and financial results will be reported in discontinued operations. The ASU also required expanded disclosures about discontinued operations in the financial statement notes. The ASU is effective for disposals (or classifications as held-for-sale) that occur within annual periods beginning on or after December 15, 2014 and interim periods within those annual periods. Early application is permitted, but only for those disposals that have not been reported in financial statements previously issued or available for issuance. We chose to early adopt this ASU and applied the new criteria in determining the accounting treatment for the nursing centers exited during 2014. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
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
Under the terms of the amended agreements, the syndicate of banks provided the Amended Mortgage Loan with an original balance of $45,000,000 with a five-year maturity through April 30, 2018, and a $27,500,000 Amended Revolver through April 30, 2018. The Amended Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25-year amortization. Interest is based on LIBOR plus 4.5%. A portion of the Amended Mortgage Loan is effectively fixed at 6.87% pursuant to an interest rate swap with a notional amount of $21,594,000. As of March 31, 2015, the interest rate related to the Amended Mortgage Loan was 4.70%. The Amended Mortgage Loan is secured by thirteen owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized. The Company’s Amended Revolver has an interest rate of LIBOR plus 4.5% and is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions.
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
As of March 31, 2015, the Company had $7,000,000 borrowings outstanding under the revolving credit facility compared to $4,500,000 outstanding as of December 31, 2014. The outstanding borrowings on the revolver primarily reflect the Company's approach to accumulated Medicaid and Medicare receivables at recently acquired facilities as these facilities proceed through the change in ownership process with CMS. Annual fees for letters of credit issued under this Revolver are 3.00% of the amount outstanding. The Company has eleven letters of credit with a total value of $8,106,000 outstanding as of March 31, 2015. Considering the balance of eligible accounts receivable, the letters of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $27,500,000, the balance available for borrowing under the revolving credit center is $11,540,000 at March 31, 2015.
The Company’s debt agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and debt service coverage ratios. The Company is in compliance with all such covenants at March 31, 2015.
Interest Rate Swap Transaction
As part of the debt agreements entered into in March 2011, the Company entered into an interest rate swap agreement with a member of the bank syndicate as the counterparty. The Company designated its interest rate swap as a cash flow hedge and the earnings component of the hedge, net of taxes, is reflected as a component of other comprehensive income. In conjunction with the amendment to the credit facility, the Company retained the previously agreed upon interest rate swap terms, and redesignated the interest rate swap as a cash flow hedge. The interest rate swap agreement requires the Company to make fixed rate payments to the bank calculated on the applicable notional amount of $21,594,000 at an annual fixed rate of 6.87% while the bank is obligated to make payments to the Company based on LIBOR on the same notional amounts.
The Company assesses the effectiveness of its interest rate swap on a quarterly basis, and at March 31, 2015, the Company determined that the interest rate swap was effective. The interest rate swap valuation model indicated a net liability of $891,000 at March 31, 2015. The fair value of the interest rate swap is included in “other noncurrent liabilities” on the Company’s interim consolidated balance sheet. The balance of accumulated other comprehensive loss at March 31, 2015 is $553,000 and reflects the liability related to the interest rate swap, net of the income tax benefit of $338,000. As the Company’s interest rate swap is not traded on a market exchange, the fair value is determined using a valuation based on a discounted cash flow analysis. This analysis reflects the contractual terms of the interest rate swap agreement and uses observable market-based inputs, including estimated future LIBOR interest rates. The interest rate swap valuation is classified in Level 2 of the fair value hierarchy, in accordance with the FASB guidance set forth in ASC 820, Fair Value Measurement.

Glasgow Term Loan
On February 1, 2015, in conjunction with the acquisition of Diversicare of Glasgow, a 94-bed skilled nursing facility in Glasgow, Kentucky, the Company entered into a $5,000,000 Term Loan and Security Agreement (the "Glasgow term loan") with The PrivateBank in order to finance the purchase of the assets. The Glasgow term loan is an interest-only loan that has an 18-month maturity dated August 1, 2016, and a variable interest rate based on LIBOR, with a minimum base rate of 4.75%. See Note 9 for further information regarding the acquisition of the Glasgow facility.

5.	INSURANCE MATTERS
Professional Liability and Other Liability Insurance
The Company has professional liability insurance coverage for its nursing centers that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. Effective July 1, 2013, the Company established a wholly-owned, consolidated offshore limited purpose insurance subsidiary, SHC Risk Carriers, Inc. (“SHC”) which has issued a policy insuring claims made against all of the Company's nursing centers in Florida and Tennessee, as well as the Company’s formerly operated Arkansas and West Virginia facilities. Several of the Company’s nursing centers in Alabama, Kentucky, Ohio, and Texas are also covered under this policy. The SHC policy provides coverage limits of either $500,000 or $1,000,000 per medical incident with a sublimit per center of $1,000,000 and total annual aggregate policy limits of $5,000,000. The remaining nursing centers are covered by one of seven claims made professional liability insurance policies purchased from entities unaffiliated with the Company. These policies provide coverage limits of $1,000,000 per claim and have sublimits of $3,000,000 per center, with varying aggregate policy limits.
Reserve for Estimated Self-Insured Professional Liability Claims
Because the Company’s actual liability for existing and anticipated professional liability and general liability claims will likely exceed the Company’s limited insurance coverage, the Company has recorded total liabilities for reported and estimated future claims of $24,906,000 as of March 31, 2015. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis and are presented without regard to any potential insurance recoveries. Amounts are added to the accrual for estimates of anticipated liability for claims incurred during each period, and amounts are deducted from the accrual for settlements paid on existing claims during each period.
The Company evaluates the adequacy of this liability on a quarterly basis. Semi-annually, the Company retains a third-party actuarial firm to assist in the evaluation of the current portion of this reserve. Merlinos & Associates, Inc. (“Merlinos”) assisted management in the preparation of an estimate of the appropriate accrual for the current claims period and for incurred, but not reported general and professional liability claims based on data furnished as of November 30, 2014.  The Company used this estimate from Merlinos in the preparation of its estimate of liability for incurred, but unreported professional liability claims as of as of March 31, 2015.
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
As of March 31, 2015, the Company is engaged in 45 professional liability lawsuits. Four lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The Company’s cash expenditures for self-insured professional liability costs from continuing operations were $840,000 and $1,088,000 for the three months ended March 31, 2015 and 2014, respectively.
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

Other Insurance
With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. The Company is completely self-insured for workers’ compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. From June 30, 2003 until June 30, 2007, the Company’s workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. For the period from July 1, 2008 through March 31, 2015, the Company is covered by a prefunded deductible policy. Under this policy, the Company is self-insured for the first $500,000 per claim, subject to an aggregate maximum of $3,000,000. The Company funds a loss fund account with the insurer to pay for claims below the deductible. The Company accounts for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred. The liability for workers’ compensation claims is $449,000 at March 31, 2015. The Company has a non-current receivable for workers’ compensation policies covering previous years of $1,501,000 as of March 31, 2015. The non-current receivable is a function of payments paid to the Company’s insurance carrier in excess of the estimated level of claims expected to be incurred.
As of March 31, 2015, the Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $175,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $1,152,000 at March 31, 2015. The differences between actual settlements and reserves are included in expense in the period finalized.
The Company follows current accounting guidance set forth in FASB ASU 2010-24, “Presentation of Insurance Claims and Related Insurance Recoveries,” that clarifies that a health care entity should not net insurance recoveries against a related claim, and that the amount of the claim liability should be determined without consideration of insurance recoveries. Accordingly, the Company has recorded assets and equal liabilities of $85,000 at March 31, 2015 and $246,000 at December 31, 2014, respectively.

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

Equity Grants and Valuations
During 2015 and 2014, the Compensation Committee of the Board of Directors approved grants totaling approximately 74,000 and 68,000 shares of restricted common stock to certain employees and members of the Board of Directors, respectively. The fair value of restricted shares are determined as the quoted market price of the underlying common shares at the date of the grant. The restricted shares typically vest 33% on the first, second and third anniversaries of the grant date. Unvested shares may not be sold or transferred. During the vesting period, dividends accrue on the restricted shares, but are paid in additional shares of common stock upon vesting, subject to the vesting provisions of the underlying restricted shares. The restricted shares are entitled to the same voting rights as other common shares. Upon vesting, all restrictions are removed.

Summarized activity of the equity compensation plans is presented below:

		Weighted
	Options/	Average
	SOSARs	Exercise Price
Outstanding, December 31, 2014	271,000	$6.67
Granted	—	—
Exercised	(9,000)	8.19
Expired or cancelled	—	—
Outstanding, March 31, 2015	262,000	$6.62

Exercisable, March 31, 2015	249,000	$6.66

		Weighted
		Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding, December 31, 2014	130,000	$5.45
Granted	74,000	12.31
Dividend Equivalents	1,000	13.85
Vested	(57,000)	5.44
Cancelled	—	—
Outstanding March 31, 2015	148,000	$8.93

Summarized activity of the Restricted Share Units for the Stock Purchase Plan is as follows:

		Weighted
		Average
	Restricted	Grant Date
	Share Units	Fair Value
Outstanding, December 31, 2014	46,000	$5.35
Granted	36,000	12.31
Dividend Equivalents	1,000	13.85
Vested	(22,000)	5.09
Cancelled	—	—
Outstanding March 31, 2015	61,000	$9.57

Prior to 2014, the Compensation Committee of the Board of Directors also approved grants of Stock Only Stock Appreciation Rights (“SOSARs”) and Stock Options at the market price of the Company's common stock on the grant date. The SOSARs and Options vest 33% on the first, second and third anniversaries of the grant date, and expire 10 years from the grant date. The SOSARs and Options were valued and recorded in the same manner, and will be settled with issuance of new stock for the difference between the market price on the date of exercise and the exercise price. The Company estimated the total recognized and unrecognized compensation related to SOSARs and stock options using the Black-Scholes-Merton equity grant valuation model.

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

While no SOSARs or Options were granted during 2015 and 2014, previously granted SOSARs and Options remain outstanding as of March 31, 2015. The following table summarizes information regarding stock options and SOSAR grants outstanding as of March 31, 2015:

	Weighted
	Average		Intrinsic		Intrinsic
Range of	Exercise	Grants	Value-Grants	Grants	Value-Grants
Exercise Prices	Prices	Outstanding	Outstanding	Exercisable	Exercisable
$10.40 to $11.59	$11.10	52,000	$144,000	52,000	$144,000
$2.37 to $6.21	$5.50	210,000	$1,751,000	197,000	$1,644,000
		262,000		249,000
Stock-based compensation expense is non-cash and is included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. The Company recorded total stock-based compensation expense of $155,000 and $141,000 in the three month periods ended March 31, 2015 and 2014, respectively.

7.	EARNINGS (LOSS) PER COMMON SHARE
Information with respect to basic and diluted net loss per common share is presented below in thousands, except per share:

	Three Months Ended March 31,

	2015	2014
Numerator: Loss amounts attributable to Diversicare Healthcare Services, Inc. common shareholders:
Income (loss) from continuing operations	$5	$(433)
Less: income attributable to noncontrolling interests	—	25
Income (loss) from continuing operations attributable to Diversicare Healthcare Services, Inc.	5	(408)
Preferred stock dividends	—	(86)
Income (loss) from continuing operations attributable to Diversicare Healthcare Services, Inc. common shareholders	5	(494)
Loss from discontinued operations, net of income taxes	(263)	(612)
Net loss attributable to Diversicare Healthcare Services, Inc. common shareholders	$(258)	$(1,106)

	Three Months Ended March 31,
	2015	2014
Net loss per common share:
Per common share – basic
Loss from continuing operations	$—	$(0.08)
Income from discontinued operations
Operating income (loss), net of taxes	(0.04)	(0.11)
Gain on disposal, net of taxes	—	—
Discontinued operations, net of taxes	(0.04)	(0.11)
Net loss per common share – basic	$(0.04)	$(0.19)
Per common share – diluted
Loss from continuing operations	$—	$(0.08)
Income from discontinued operations
Operating income, net of taxes	(0.04)	(0.11)
Gain on disposal, net of taxes	—	—
Discontinued operations, net of taxes	(0.04)	(0.11)
Net loss per common share - diluted	$(0.04)	$(0.19)
Denominator: Weighted Average Common Shares Outstanding:
Basic	6,045	5,975
Diluted	6,045	5,975
The effects of 52,000 and 288,000 SOSARs and options outstanding were excluded from the computation of diluted earnings per common share in 2015 and 2014, respectively, because these securities would have been anti-dilutive due to the net loss. The weighted average common shares for basic and diluted earnings for common shares were the same due to the year-to-date loss in 2015 and 2014.

8. EQUITY METHOD INVESTMENT
The investment in unconsolidated affiliate reflected on the interim consolidated balance sheet relates to a pharmacy joint venture partnership in which the Company owns 50%. The joint venture was initially funded by the Company and its partner and began operations during 2012. This investment in unconsolidated affiliate is accounted for using the equity method as the Company exerts significant influence, but does not control or otherwise consolidate the entity. The investment in unconsolidated affiliate balance at March 31, 2015, was $571,000 as compared to $463,000 at December 31, 2014. Additionally, the Company's share of the net profits and losses of the unconsolidated affiliate are reported in equity in net earnings or losses of unconsolidated affiliate in our statement of operations. The Company's equity in the net income of unconsolidated affiliate for the period ended March 31, 2015, was $108,000 as compared to a net loss of $3,000 for the period ended March 31, 2014.

9.	BUSINESS DEVELOPMENT
Acquisitions
On February 1, 2015, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Barren County Health Care Center, Inc. to acquire certain land, improvements, furniture, fixtures and equipment, personal property and intangible property, together comprising a 94-bed skilled nursing center in Glasgow, Kentucky, for an aggregate purchase price of $7,000,000 partially financed through a $5,000,000 mortgage loan with The PrivateBank with the balance paid in cash consideration.

As a result of the consummation of the Agreement, the Company allocated the purchase price of $7,000,000 between the assets associated with the transaction based on the fair value of the acquired net assets. The allocation of the purchase price was determined with the assistance of HealthTrust LLC, a third-party real estate valuation firm. The allocation for the net assets acquired is as follows:

February 1, 2015
Purchase Price	$7,000,000

Land	672,000
Buildings	5,778,000
Furniture, Fixtures, and Equipment	550,000
$7,000,000

Lease Agreements
During the the first quarter of 2015 and the year ended December 31, 2014, the Company has completed several transactions to assume the operations of additional nursing centers through the assumption of long-term operating leases. The transactions during these periods are as follows:

•
On February 1, 2015, the Company assumed operations at Diversicare of Hutchinson, an 85-bed skilled nursing center in Hutchinson, Kansas. The facility has an initial lease term of 10 years and includes an option to purchase at a fixed price of $4,250,000, exercisable after the first year of the lease. The center was already operating and treating patients on the transition date. There was no purchase price paid to enter into the lease agreement for this skilled nursing center.

•
On October 1, 2014, the Company assumed operations at Diversicare of Greenville, a 62-bed skilled nursing facility in Greenville, Kentucky. This facility has an initial lease terms of 14 years. The center was already operating and treating patients on the transition date. There was no purchase price paid to enter into the lease agreement for this skilled nursing center.

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

10.	DISCONTINUED OPERATIONS
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
These centers contributed revenues of $0 and $5,564,000 and net income (loss) of $(90,000) and $221,000 during the periods ended March 31, 2015 and 2014, respectively.  The net income or loss for the nursing centers included in discontinued operations does not reflect any allocation of corporate general and administrative expense or any allocation of corporate interest expense. The Company considered these additional costs along with the centers' future prospects based upon operating history when determining the contribution of the skilled nursing centers to its operations.
Other Discontinued Operations
In addition to the ongoing impact of the West Virginia discontinued operations, the Company also experienced ongoing expense during the quarter as it relates to the exit from our Arkansas operations which occurred in September 2013. The activity within Arkansas primarily relates to the progress as it relates to outstanding professional liability claims and finalizing the collection and/or write-off of remaining accounts receivable. These centers contributed net loss of $(173,000) and $(610,000) during the periods ended March 31, 2015 and 2014, respectively.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Diversicare Healthcare Services, Inc. (together with its subsidiaries, “Diversicare Healthcare Services” or the “Company”) provides long-term care services to nursing center patients in nine states, primarily in the Southeast, Midwest, and Southwest. The Company’s centers provide a range of health care services to their patients and residents that include nursing, personal care, and social services. Additionally, the Company’s nursing centers also offer a variety of comprehensive rehabilitation services, as well as nutritional support services. The Company's continuing operations include centers in Alabama, Florida, Indiana, Kansas, Kentucky, Missouri, Ohio, Tennessee, and Texas.
As of March 31, 2015, the Company’s continuing operations consist of 54 nursing centers with 6,004 licensed nursing beds. The Company owns 14 and leases 40 of its nursing centers. Our nursing centers range in size from 50 to 320 licensed nursing beds. The licensed nursing bed count does not include 496 licensed assisted living and residential beds.
Discontinued Operations
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

	Three Months Ended
	March 31, 2015	September 30, 2010
As a percent of total census:
Medicare census	13.6%	12.3%
Managed Care census	4.0%	1.3%
Total skilled mix census	17.6%	13.6%
As a percent of total revenues:
Medicare revenues	31.0%	29.3%
Managed Care revenues	7.2%	2.8%
Total skilled mix revenues	38.2%	32.1%
Medicare average rate per day:	$453.84	$394.23

The initiatives have developed positive results in growing our skilled patient population, increasing the Managed Care census to 4.0% of total census in the first quarter of 2015, as compared to 1.3% in the third quarter of 2010, and total skilled mix census to 17.6% from 13.6%over the same period.
Implementing Electronic Medical Records to improve Medicaid capture:
As another part of our strategic operating initiative, we implemented EMR to improve documentation of the delivery of care. We completed the implementation of EMR in all our nursing centers in December 2011, on time and under budget. A comparison of our most recent quarter versus the third quarter of 2010 reflects the increase in our average Medicaid rate per day:

	Three Months Ended
	March 31, 2015	September 30, 2010
Medicaid average rate per day:	$164.39	$147.93

Completing strategic acquisitions:
Our strategic operating initiatives include a renewed focus on completing strategic acquisitions. We continue to pursue and investigate opportunities to acquire, lease or develop new centers, focusing primarily on opportunities within our existing areas of operation. We expect to announce additional development projects in the near future. We have added six skilled nursing centers in Kentucky, five in Ohio, one in Indiana, one in Alabama, and six in Kansas since the inception of our strategic plan.
As part of our strategic efforts, we have also performed thorough analysis on our existing centers in order to determine whether continuing operations within certain markets or regions was in line with the short-term and long-term strategy of the business. As a result, we disposed of an owned building in Arkansas in 2012, and reached an agreement to terminate our lease for eleven other facilities in Arkansas in 2013. In addition in 2014, the Company disposed of an owned building and two leased facilities in West Virginia. As a result of these transactions, we no longer operate within the states of Arkansas or West Virginia.
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

Critical Accounting Policies and Judgments
A “critical accounting policy” is one which is both important to the understanding of our financial condition and results of operations and requires management’s most difficult, subjective or complex judgments often involving estimates of the effect of matters that are inherently uncertain. Actual results could differ from those estimates and cause our reported net income or loss to vary significantly from period to period. Our critical accounting policies are more fully described in our 2014 Annual Report on Form 10-K.
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
The following table sets forth net patient and resident revenues related to our continuing operations by payor source for the periods presented (dollar amounts in thousands):

	Three Months Ended March 31,
	2015		2014
Medicaid	$44,759	47.0%	$38,309	49.2%
Medicare	29,515	31.0	22,347	28.7
Managed Care	6,850	7.2	5,430	7.0
Private Pay and other	14,101	14.8	11,713	15.1
Total	$95,225	100.0%	$77,799	100.0%
The following table sets forth average daily skilled nursing census by payor source for our continuing operations for the periods presented:

	Three Months Ended March 31,
	2015		2014
Medicaid	3,040	66.4%	2,709	68.0%
Medicare	623	13.6	500	12.5
Managed Care	182	4.0	150	3.8
Private Pay and other	735	16.0	627	15.7
Total	4,580	100.0%	3,986	100.0%
Consistent with the nursing home industry in general, changes in the mix of a facility’s patient population among Medicaid, Medicare, Managed Care, and Private Pay and other can significantly affect the profitability of the facility’s operations.

Health Care Industry
The health care industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government health care program participation requirements, reimbursement for patient services, quality of resident care and Medicare and Medicaid fraud and abuse. Over the last several years, government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of fraud and abuse laws and regulations as well as laws and regulations governing quality of care issues in the skilled nursing profession in general. Violations of these laws and regulations could result in exclusion from government health care programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Compliance with such laws and regulations is subject to ongoing government review and interpretation, as well as regulatory actions in which government agencies seek to impose fines and penalties. From time to time, the Company, like other in the healthcare industry, may be involved in regulatory actions of this type.
In March 2010, significant legislation concerning health care and health insurance was passed, including the “Patient Protection and Affordable Care Act,” (“Affordable Care Act”) along with the “Health Care and Education Reconciliation Act of 2010” (“Reconciliation Act”) collectively defined as the “Legislation.” The impact of this Legislation remains uncertain to a large degree due to various implementation, timing, cost and regulatory requirements imposed by the Legislation. While much remains uncertain, we expect this Legislation to impact our Company, our employees and our patients and residents in a variety of ways. This Legislation significantly changes the future responsibility of employers with respect to providing health care coverage to employees in the United States. Two of the main provisions of the Legislation became effective in 2014 whereby most individuals are required to either have health insurance or pay a fine and employers with 50 or more employees either have to provide minimum essential coverage or will be subject to additional taxes. On July 2, 2013, the United States Treasury Department announced that it will delay the employer reporting mandate, which was to be effective for 2014, until 2015 to allow additional time for process improvement and system integration. We have not estimated the financial impact of the Legislation and the costs associated with complying with the increased levels of health insurance we will be required to provide our employees and their dependents in future years. We expect the Legislation will result in increased operating expenses.
We also expect for this Legislation to continue to impact our Medicaid and Medicare reimbursement as well, though the exact timing and level of that impact is currently unknown. For example, the Legislation expands the role of home-based and community services, which may place downward pressure on our ability to maintain our population of Medicaid residents. Additional provisions under the Legislation for skilled nursing facilities participating in Medicaid and/or Medicare, including but not limited to, new transparency, reporting, and certification requirements, will likely lead to an increase in the Company's administrative and other costs.

On June 28, 2012, the United States Supreme Court upheld many key provisions of the Affordable Care Act. Since this decision, the Affordable Care Act and the implementation thereof still continue to receive challenges and scrutiny from Congress, state attorneys general and legislators, private individuals, and organizations. The potential future impact of these efforts create additional uncertainty about the ultimate impact of the Affordable Care Act on the Company and the long-term care industry.
The provisions of the Affordable Care Act discussed above are only examples of federal health reform provisions that we believe may have a material impact on the long-term care industry and on our business. We anticipate that many of the changes and reforms resulting from the Legislation, as well as other similar health care reforms, may be subject to further clarification and modification through promulgation of regulations, executive orders, and judicial review and could have a material adverse impact on our business, financial condition, and results of operations.
Medicare and Medicaid Reimbursement
A significant portion of our revenues are derived from government-sponsored health insurance programs. Our nursing centers derive revenues under Medicaid, Medicare, Managed Care, Private Pay and other third party sources. We employ third-party specialists in reimbursement and also use these services to monitor regulatory developments and other changes to applicable coverage criteria to comply with reporting requirements and to ensure that proper payments are made to our operated nursing centers. It is generally recognized that all government-funded programs have been and will continue to be under cost containment pressures, but the extent to which these pressures will affect our future reimbursement is unknown.
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
The Budget Control Act of 2011 (“BCA”), enacted on August 2, 2011, increased the United States debt ceiling and linked the debt ceiling increase to corresponding deficit reductions through 2021. The BCA also established a 12 member joint committee of Congress known as the Joint Select Committee on Deficit Reduction (“Super Committee”). The Super Committee’s objective was to create proposed legislation to reduce the United States federal budget deficit by $1.5 trillion for fiscal years 2012 through 2021. Part of the BCA required this legislation to be enacted by December 23, 2011, or approximately $1.2 trillion in spending reductions would automatically begin through sequestration on January 1, 2013, split between domestic and defense spending. As no legislation was passed that would achieve the targeted savings outlined in the BCA, payments to Medicare providers have been reduced by 2% from planned levels effective April 1, 2013. In April 2015, congressional committees began deliberations on proposed legislation that would extend sequestration and increase the amount cut by $700 million. If the bill were to become law, it would result in a net effect of increasing the sequester in 2024 beyond the 2% in the BCA.
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
Therapy Services. There are annual Medicare Part B reimbursement limits on therapy services that can be provided to an individual. The limits impose a $1,940 per patient annual ceiling on physical and speech therapy services, and a separate $1,940 per patient annual ceiling on occupational therapy services. CMS established an exception process to permit therapy services in certain situations and we provide services that are reimbursed under the exceptions process. The exceptions process has been extended several times, most recently in April 2015 by the Medicare Access and CHIP Reauthorization Act, which extended this exception process through December 31, 2017. This allows Part B providers to continue delivering therapy services above the current $1,940 threshold for therapy services, provided the services were medically necessary. In addition, the legislation replaced the mandatory medical manual review of therapy claims exceeding the cap with a review process targeting providers with high denial rates and outlier billing patterns, new providers and certain medical conditions within group practices.
Related to the exceptions process discussed above, for services provided with dates of service, providers are required to submit a request for an exception for therapy services above the threshold of $3,700 which will then be manually medically reviewed, consistent with the treatment of these services historically. Similar to the therapy cap exceptions process, the threshold process will have a $3,700 per patient threshold on physical and speech therapy services, and a separate $3,700 per patient threshold on occupational therapy services. The exception reviews were conducted by Medicare Administrative Contractors during this period.
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
Medicare Part B therapy services in our centers are determined according to MPFS. Annually since 1997, the MPFS has been subject to a Sustainable Growth Rate Adjustment (“SGR”) intended to keep spending growth in line with allowable spending. Each year since the SGR was enacted, this adjustment produced a scheduled negative update to payment for physicians, therapists and other healthcare providers paid under the MPFS. In April 2015, as part of the Medicare Access and CHIP Reauthorization Act, Congress passed and the President signed into law the "permanent SGR fix" or "doc fix." Under this legislation, the Medicare formula for establishing physician payment rates was permanently replaced. Since 2003, Congress had passed 17 temporary patches that resulted in estimated Medicare Part B payment reductions to skilled nursing facilities of more than $27 billion. The permanent fix is expected to remove a substantial annual risk of future payment reductions.
The Medicare Access and CHIP Reauthorization Act also extended several other elements of the Middle Class Tax Relief and Job Creation Act of 2012, including the reduction of bad debt treated as an allowable cost. Prior to this act, Medicare reimbursed providers for beneficiaries’ unpaid coinsurance and deductible amounts after reasonable collection efforts at a rate between 70 and 100 percent of beneficiary bad debt. This provision reduced bad debt reimbursement exposure for all providers to 65 percent. In addition to the provisions above, the legislation sets for that for fiscal year 2018 (October 1, 2017 through September 30, 2018), all Medicare Part B providers will receive inflationary market basket increases no greater than 1%. This provision is expected to reduce Medicare payments to all post-acute providers by approximately $15.4 billion over the 2018-2025 period.
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
We receive the majority of our annual Medicaid rate increases during the third quarter of each year. The rate changes received in the third quarter of 2014 and the third quarter of 2013, along with increased Medicaid acuity in our acuity based states, was the primary contributor to our 4.2% increase in average rate per day for Medicaid patients in 2015 compared to 2014. Based on the rate changes received during the third quarter of 2014, we expect a favorable impact to our rate per day for Medicaid patients as we move into 2015 due to modest rate increases in many of the states within which we operate.
Effective February 1, 2015, the Company began participating in the Upper Payment Limit ("UPL") supplemental payment program in the state of Indiana that provides supplemental Medicaid payments for skilled nursing facilities that are licensed to non-state government entities such as county hospital districts. One skilled nursing facility previously operated by the Company entered into a transaction with one such hospital providing for the transfer of the license from the Company to the hospital district, and providing further for the Company's operating subsidiaries to retain the management of the facility on behalf of the hospital district, which is participating in the UPL program. The affected operating subsidiary therefore retains operations of its skill nursing facility and the agreement between the hospital district and the Company is terminable by either party to fully restore the prior license status.
We are unable to predict what, if any, reform proposals or reimbursement limitations will be implemented in the future, or the effect such changes would have on our operations. For the three months ended March 31, 2015, we derived 31.0% and 47.0% of our total patient revenues related to continuing operations from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on our profitability.
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

Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of March 31, 2015, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	After 5 Years
Long-term debt obligations (1)	$64,925	$11,444	$13,349	$40,132	$—
Settlement obligations (2)	6,554	6,554	—	—	—
Elimination of Preferred Stock Conversion feature (3)	2,404	687	1,374	343	—
Operating leases (4)	592,161	31,565	64,170	66,855	429,571
Required capital expenditures under operating leases (5)	4,325	235	471	471	3,148
Total	$670,369	$50,485	$79,364	$107,801	$432,719

(1)	Long-term debt obligations include scheduled future payments of principal and interest of long-term debt and amounts outstanding on our capital lease obligations.

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
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to two times their annual salary in the event of a termination without cause, a constructive discharge (as defined therein), or upon a change of control of the Company (as defined therein). The maximum contingent liability under these agreements is approximately $1,767,000 as of March 31, 2015. The terms of such agreements are for one year and automatically renew for one year if not terminated by us or the employee. In addition, upon the occurrence of any triggering event, those certain members of management may elect to require that we purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of our common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of our common stock on March 31, 2015, the potential contingent liability for the repurchase of the equity grants is $806,000.

Results of Operations
The results of operations presented have been reclassified to present the effects of certain divestitures discussed in the overview to "Management's Discussion and Analysis of Financial Condition and Results of Operations."
The following tables present the unaudited interim statements of operations and related data for the three month periods ended March 31, 2015 and 2014:

(in thousands)	Three Months Ended March 31,
	2015	2014	Change	%
PATIENT REVENUES, net	$95,225	$77,799	$17,426	22.4%
EXPENSES:
Operating	77,145	62,824	14,321	22.8%
Lease and rent expense	7,145	5,967	1,178	19.7%
Professional liability	2,155	2,061	94	4.6%
General and administrative	6,051	5,114	937	18.3%
Depreciation and amortization	1,879	1,735	144	8.3%
Total expenses	94,375	77,701	16,674	21.5%
OPERATING INCOME	850	98	752	767.3%
OTHER INCOME (EXPENSE):
Equity in net income (loss) of unconsolidated affiliate	108	(3)	111	3,700.0%
Interest expense, net	(950)	(892)	(58)	(6.5)%
	(842)	(895)	53	5.9%
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	8	(797)	805	101.0%
BENEFIT (PROVISION) FOR INCOME TAXES	(3)	364	(367)	(100.8)%
INCOME (LOSS) FROM CONTINUING OPERATIONS	$5	$(433)	$438	101.2%

Percentage of Net Revenues	Three Months Ended March 31,
	2015	2014
PATIENT REVENUES, net	100.0%	100.0%
EXPENSES:
Operating	81.0	80.8
Lease and rent expense	7.5	7.7
Professional liability	2.3	2.6
General and administrative	6.4	6.6
Depreciation and amortization	2.0	2.2
Total expenses	99.1	99.9
OPERATING INCOME (LOSS)	0.9	0.1
OTHER INCOME (EXPENSE):
Equity in net losses of unconsolidated affiliate	0.1	—
Interest expense, net	(1.0)	(1.1)
	(0.9)	(1.1)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	0.1	(1.0)
BENEFIT FOR INCOME TAXES	—	0.5
INCOME (LOSS) FROM CONTINUING OPERATIONS	0.1%	(0.5)%

Three Months Ended March 31, 2015 Compared With Three Months Ended March 31, 2014
Patient Revenues
Patient revenues were $95.2 million in 2015 and $77.8 million in 2014. This increase is primarily attributable to the acquisition of new facilities during the period. The following table summarizes the revenue increases attributable to our portfolio growth (in thousands):

	Period Ended March 31,
	2015	2014	Change
Same-store revenue	$81,727	$76,825	$4,902
2014 acquisition revenue	11,743	974	10,769
2015 acquisition revenue	1,755	—	1,755
Total revenue	$95,225	$77,799	$17,426
The overall increase in revenue of $17.4 million is primarily attributable to incremental revenue contributions from acquisition activity in 2014 of $10.8 million, as well as the contribution from the newly acquired nursing centers in Glasgow, Kentucky and Hutchinson, Kansas. The two nursing centers acquired to date in 2015 contributed $1.8 million in revenues since the Company assumed operations on February 1, 2015.
The same-store revenues increased by $4.9 million in 2015 compared to the same period in 2014. Overall same-store Medicare census increased 9.4% in 2015 resulting in same-store revenue increase of $1.8 million compared to 2014. Managed Care average daily census increased 17.3% resulting in a revenue increase at our same-store nursing centers of $0.9 million in revenue. The increases in revenue associated with our census increases were partially offset by a decrease in Medicaid census resulting in a revenue decrease of $1.2 million in same-store nursing centers as compared to 2014.
The average Medicaid rate per patient day at same-store nursing centers for 2015 increased 5.0% compared to 2014, resulting in an increase in revenue of $1.8 million. This average rate per day for Medicaid patients is the result of rate increases in certain states and increasing patient acuity levels. The average Medicare rate per patient day for same-store nursing centers increased 3.0% for 2015 compared to 2014, resulting in an increase in revenue of $0.6 million. Additionally, the average Managed Care rate per patient day at same-store nursing centers increased 3.5% over the prior year period resulting in $0.2 million of additional same-store revenue.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Three Months Ended March 31,
	2015	2014
Skilled nursing occupancy	77.1%	77.8%
As a percent of total census:
Medicare census	13.6%	12.5%
Managed Care census	4.0%	3.8%
As a percent of total revenues:
Medicare revenues	31.0%	28.7%
Medicaid revenues	47.0%	49.2%
Managed Care revenues	7.2%	7.0%
Average rate per day:
Medicare	$453.84	$437.64
Medicaid	$164.39	$157.83
Managed Care	$392.41	$377.78
Operating Expense
Operating expense increased in the first quarter of 2015 to $77.1 million as compared to $62.8 million in the first quarter of 2014, driven primarily by the $9.1 million increase in operating costs attributable to the nursing center operations acquired in 2014, as well as $1.6 million of operating expense associated with the nursing center operations assumed in the first quarter of 2015. The following table summarizes the expense increases attributable to our portfolio growth (in thousands):

	Period Ended March 31,
	2015	2014	Change
Same-store operating expense	$65,828	$62,183	$3,645
2014 acquisition expense	9,710	641	9,069
2015 acquisition expense	1,607	—	1,607
Total expense	$77,145	$62,824	$14,321
Operating expense increased slightly as a percentage of revenue at 81.0% for the first quarter of 2015 as compared to 80.8% for the first quarter of 2014. The largest component of operating expenses is wages. Considering the aforementioned addition of the new centers, we experienced an increase to $44.3 million in the first quarter of 2015 as compared to $36.0 million in the first quarter of 2014, an increase of $8.3 million, or 23.1%. Wages as a percentage of revenue slightly increased in the first quarter of 2015 to 46.5% as compared to 46.3% in the first quarter of 2014, an increase of 0.2%.
While the majority of the $14.3 million increase in operating expenses is attributable to the $9.1 million of incremental operating expenses from 2014 acquisitions and $1.6 million from 2015 acquisitions, the same-store nursing centers also experienced an increase of $3.6 million in the first quarter of 2015 as compared to the first quarter of 2014. The increase in operating expenses for our same-store nursing centers is primarily driven by a $2.9 million increase in salaries and related payroll taxes in 2015 compared to the prior year. Additionally, we experienced a $0.6 million increase in Nursing and Ancillary services in 2015 compared to 2014. Both of these increases are primarily attributable to increased census at the nursing centers requiring additional resources to provide care, as well as overall merit increases from the prior year.
Lease Expense
Lease expense increased in the first quarter of 2015 to $7.1 million as compared to $6.0 million in the first quarter of 2014. The increase in lease expense was primarily attributable to $1.2 million in incremental lease expense for the eight newly leased nursing centers in 2014.
Professional Liability
Professional liability expense was $2.2 million in the first quarter of 2015 compared to $2.1 million in the first quarter of 2014, an increase of $0.1 million. We were engaged in 45 professional liability lawsuits as of March 31, 2015, compared to 61 as of March 31, 2014. Our quarterly cash expenditures for professional liability costs of continuing operations were $0.8 million and $1.1 million for 2015 and 2014, respectively. Professional liability expense and cash expenditures fluctuate from year to year based respectively on the results of our third-party professional liability actuarial studies and on the costs incurred in defending and settling existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.

General and Administrative Expense
General and administrative expense was $6.1 million in the first quarter of 2015 as compared to $5.1 million in the first quarter of 2014, an increase of $1.0 million, but decreased as a percentage of revenue from 6.6% in 2014 to 6.4% in 2015. The increase in general and administrative expense is primarily attributable to an increase in salaries and related taxes of $0.7 million in the first quarter of 2015.
Depreciation and Amortization
Depreciation and amortization expense was approximately $1.9 million in the first quarter of 2015 as compared to $1.7 million in 2014. The increase in depreciation expense relates to fixed assets at the newly leased and acquired centers.
Interest Expense, Net
Interest expense was $1.0 million in the first quarter of 2015 and $0.9 million in the first quarter of 2014, an increase of $0.1 million. The increase was primarily attributable to higher debt balances in 2015 as a result of higher outstanding borrowings on the revolving credit facility as a result of the increase in centers undergoing the change in ownership process, as well as the addition of the Glasgow term loan during the first quarter of 2015.
Income (Loss) from Continuing Operations before Income Taxes; Loss from Continuing Operations per Common Share
As a result of the above, continuing operations reported nearly break-even income before income taxes for the first quarter of 2015 as compared to a loss of $0.8 million for the first quarter of 2014. As a result of the near break-even performance, the provision for income taxes was inconsequential for 2015 as compared to a tax benefit of $0.4 million in the first quarter of 2014. The basic and diluted income per common share from continuing operations were both $0.00 for the first quarter of 2015 as compared to a basic and diluted loss per common share from continuing operations of $0.08 in the first quarter of 2014.
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
Net cash provided by operating activities of continuing operations totaled $0.3 million in the three months ended March 31, 2015, as compared to net cash used of $4.9 million in the same period of 2014.
Our cash expenditures related to professional liability claims of continuing operations were $0.8 million and $1.1 million for three months ended March 31, 2015 and 2014, respectively. Although we work diligently to limit the cash required to settle and defend professional liability claims, a significant judgment entered against us in one or more legal actions could have a material adverse impact on our cash flows and could result in our being unable to meet all of our cash needs as they become due.
Investing activities of continuing operations used cash of $5.9 million and $0.7 million in 2015 and 2014, respectively. The increase is primarily attributable to the $7.0 million of assets purchased in the Glasgow transaction, offset partially by the $2.5 million change in restricted cash.
Financing activities of continuing operations provided cash of $7.0 million in 2015 as compared to cash provided of $2.7 million in 2014 primarily due to draws on the Company's revolving credit facility and the new debt associated with the Company's purchase of the Glasgow nursing center in 2015.

Dividends
On May 6, 2015, the Board of Directors declared a quarterly dividend of $0.055 per common share payable to shareholders of record as of June 30, 2015, to be paid on July 14, 2015. While the Board of Directors intends to pay quarterly dividends, the Board will make the determination of the amount of future cash dividends, if any, to be declared and paid based on, among other things, the Company’s financial condition, funds from operations, the level of its capital expenditures and its future business prospects and opportunities.
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
Professional Liability
The Company has professional liability insurance coverage for its nursing centers that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. Effective July 1, 2013, the Company established a wholly-owned, offshore limited purpose insurance subsidiary, SHC Risk Carriers, Inc. (“SHC”), to replace some of the expiring commercial policies. SHC covers losses up to specified limits per occurrence. On a per claim basis, coverage for losses in excess of those covered by SHC are maintained through unaffiliated commercial reinsurance carriers. All of the Company's nursing centers in Florida and Tennessee, as well as the Company’s formerly operated Arkansas and West Virginia facilities, are now covered under the captive insurance policies along with most of the nursing centers in Alabama, Kentucky, Ohio, and Texas. The insurance coverage provided for these centers under the SHC policy include coverage limits of $0.5 million per medical incident with a sublimit per center of $1.0 million and total annual aggregate policy limits of $5.0 million. All other centers within the Company’s portfolio are covered through various commercial insurance policies which provide similar coverage limits per medical incident, per location, and on an aggregate basis for covered centers.

As of March 31, 2015, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred, but unreported claims of $24.9 million. Our calculation of this estimated liability is based on an assumption that the Company will not incur a severely adverse judgment with respect to any asserted claim; however, a significant judgment could be entered against us in one or more of these legal actions, and such a judgment could have a material adverse impact on our financial position and cash flows.
Capital Resources
As of March 31, 2015, we had $55.6 million of outstanding long-term debt and capital lease obligations. The $55.6 million total includes $0.5 million in capital lease obligations, $7.0 million currently outstanding on the revolving credit facility, and $5.0 million in a note payable for the asset purchase of the Glasgow nursing center in Kentucky. The balance of the long-term debt is comprised of $43.1 million owed on our mortgage loan.
On May 1, 2013, the Company executed an Amended and Restated Credit Agreement (the "Credit Agreement") which modified the terms of the Original Mortgage Loan and the Original Revolver Agreements dated February 28, 2011. The Credit Agreement increases the Company's borrowing capacity to $65.0 million allocated between a $45.0 million Mortgage Loan ("Amended Mortgage Loan") and a $20.0 million Revolver ("Amended Revolver"). Loan acquisition costs associated with the Amended Mortgage Loan and the Amended Revolver were capitalized in the amount of $1.3 million and are being amortized over the five-year term of the agreements.
Under the terms of the amended agreements, the syndicate of banks provided the Amended Mortgage Loan with an original balance of $45.0 million with a five-year maturity through April 30, 2018, and a $20.0 million Amended Revolver through April 30, 2018. The Amended Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25-year amortization. Interest is based on LIBOR plus 4.5%, which was 4.70% at March 31, 2015, but a portion of the outstanding principal balance under the Amended Mortgage Loan is effectively fixed at 6.87% as a result of the interest rate swap described below. The Amended Mortgage Loan is secured by thirteen owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized. The Company’s Amended Revolver has an interest rate of LIBOR plus 4.5%.
Effective March 31, 2014, the Company entered into the Second Amendment to the Amended and Restated Revolver ("Second Amendment"). The Second Amendment temporarily increased the Amended Revolver capacity from the $20.0 million in the original Amended Revolver to $27.5 million through September 30, 2014, as a result of the increase in receivables related to new facilities that continue to progress through the change in ownership process. Effective July 1, 2014, the Company entered into the Third Amendment to the Amended and Restated Revolver ("Third Amendment"). The Third Amendment makes the previously temporary increase to the Amended Revolver capacity from the $20.0 million in the original Amended Revolver to $27.5 million, a permanent change to the borrowing capacity as a result of the increase in receivables related to new facilities that continue to progress through the change in ownership process.
As of March 31, 2015, the Company had $7.0 million borrowings outstanding under the revolving credit facility compared to $4.5 million outstanding as of December 31, 2014. The outstanding borrowings on the revolver primarily reflect the Company's approach to accumulated Medicaid and Medicare receivables at recently acquired facilities as these facilities proceed through the change in ownership process with CMS. Annual fees for letters of credit issued under this Revolver are 3.00% of the amount outstanding. The Company has eleven letters of credit with a total value of $8.1 million outstanding as of March 31, 2015. Considering the balance of eligible accounts receivable, the letters of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $27.5 million, the balance available for borrowing under the revolving credit center is $11.5 million at March 31, 2015.
Our lending agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and debt service coverage ratios. We are in compliance with all such covenants at March 31, 2015.
Our calculated compliance with financial covenants is presented below:

	Requirement	Level at March 31, 2015
Minimum fixed charge coverage ratio	1.00:1.00	1.15:1.00
Minimum adjusted EBITDA	$10.0 million	$20.2 million
EBITDAR (mortgaged centers)	$6.15 million	$10.08 million
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
On February 1, 2015, in conjunction with the acquisition of Diversicare of Glasgow, a 94-bed skilled nursing facility in Glasgow, Kentucky, the Company entered into the $5.0 million Glasgow term loan with The PrivateBank in order to finance the purchase of the assets. The Glasgow term loan is an interest-only loan and has an 18-month maturity dated August 1, 2016, and a variable interest rate based on LIBOR, with a minimum base rate of 4.75%.
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
Accounts receivable attributable to patient services of continuing operations totaled $50.0 million at March 31, 2015 compared to $47.5 million at December 31, 2014, representing approximately 45 days and 43 days revenue in accounts receivable, respectively. The increase in accounts receivable is due to increases in payor sources with longer payment cycles, including Managed Care payors, as well as an increase in Medicaid patients undergoing the initial qualification process.
Our accounts receivable included approximately $6.6 million and $5.5 million at March 31, 2015 and December 31, 2014, respectively of unbilled accounts, primarily attributable to newly acquired facilities.  During the change of ownership process, we were required to hold these accounts while waiting for final Medicare and Medicaid approvals.
The allowance for bad debt was $6.5 million at March 31, 2015 as compared to $6.0 million at December 31, 2014. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.
Off-Balance Sheet Arrangements
We have eleven letters of credit outstanding with an aggregate value of approximately $8.1 million as of March 31, 2015, the first of which serves as a security deposit for our facility lease with Omega in the amount of $4.6 million. The second letter of credit serves our initial funding of insurance policies with a captive insurance company in the amount of $1.0 million. The balance of the outstanding letters of credit relate to deposits at various leased facilities where the Company opted to issue letters of credit as a deposit in lieu of cash. These letters of credit were issued under our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility.

Forward-Looking Statements
The foregoing discussion and analysis provides information deemed by management to be relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read in conjunction with our consolidated financial statements included herein. Certain statements made by or on behalf of us, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those contemplated by the forward-looking statements made herein. In addition to any assumptions and other factors referred to specifically in connection with such statements, other factors, many of which are beyond our ability to control or predict, could cause our actual results to differ materially from the results expressed or implied in any forward-looking statements including, but not limited to, our ability to successfully operate the new nursing centers in Alabama, Kansas, Kentucky, Ohio, and Indiana, our ability to increase census at our renovated centers, changes in governmental reimbursement, including the impact of the CMS final rule that has resulted in a reduction in Medicare reimbursement as of October 2012 and our ability to mitigate the impact of the revenue reduction, government regulation, the impact of the recently adopted federal health care reform or any future health care reform, any increases in the cost of borrowing under our credit agreements, our ability to comply with covenants contained in those credit agreements, the outcome of professional liability lawsuits and claims, our ability to control ultimate professional liability costs, the accuracy of our estimate of our anticipated professional liability expense, the impact of future licensing surveys, the outcome of proceedings alleging violations of state or Federal False Claims Acts, laws and regulations governing quality of care or other laws and regulations applicable to our business including laws governing reimbursement from government payors, impacts associated with the implementation of our electronic medical records plan, the costs of investing in our business initiatives and development, our ability to control costs, changes to our valuation of deferred tax assets, changes in occupancy rates in our centers, changing economic and competitive conditions, changes in anticipated revenue and cost growth, changes in the anticipated results of operations, the effect of changes in accounting policies as well as others. Investors also should refer to the risks identified in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as risks identified in “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2014, for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the Company’s business plans and prospects. Such cautionary statements identify important factors that could cause our actual results to materially differ from those projected in forward-looking statements. In addition, we disclaim any intent or obligation to update these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of March 31, 2015, we had outstanding borrowings of approximately $55.1 million, $28.6 million of which was subject to variable interest rates. In connection with our May 2013 financing agreement, we entered into an interest rate swap with respect to one half of the Amended Mortgage Loan to mitigate the floating interest rate risk of a portion of such borrowing. In the event that interest rates were to change 1%, the impact on future pre-tax cash flows would be approximately $286,000 annually, representing the impact of increased or decreased interest expense on variable rate debt.

ITEM 4. CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2015. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is properly recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.
Based on an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
The provision of health care services entails an inherent risk of liability. Participants in the health care industry are frequently subject to lawsuits, many of which involve large claims and significant defense costs. Like many other companies engaged in the long-term care profession in the United States, we have numerous pending claims, disputes and legal actions for professional liability, negligence and other related issues. It is expected that we will continue to be subject to such suits as a result of the nature of our business. Further, as with all health care providers, we are periodically subject to state and federal regulatory investigations, proceedings, and actions related to our compliance with laws governing health care fraud, reimbursement for services provided, patient care standards, elder abuse, employment, and other issues related to the operation of our business. Like other health care providers, in the ordinary course of our business, we are also subject to claims made by employees and other disputes and litigation arising from the conduct of our business.
As of March 31, 2015, we are engaged in 45 professional liability lawsuits. Four lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The ultimate results of any of our professional liability claims and disputes cannot be predicted with certainty. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
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
In November 2012, a purported stockholder class action complaint was filed in the Chancery Court for Williamson County, Tennessee (21st Judicial District) against the Company's Board of Directors. This action alleges that the Board of Directors breached its fiduciary duties to stockholders related to its response to certain expressions of interest in a potential strategic transaction from Covington Investments, LLC (“Covington”). The complaint asserts that the Board failed to negotiate or otherwise appropriately consider Covington's proposals. Plaintiff has filed a motion seeking to certify the action as a class action, which is not currently set for hearing. On May 23, 2014, the plaintiff and defendants entered into a memorandum of understanding outlining the terms of a settlement subject to the execution of definitive documentation and court approval. The agreement provides that the Company will adopt and maintain certain corporate governance procedures for a period of at least three years. This settlement has not yet been approved by the court. The settlement hearing is scheduled for May 22, 2015.
In June 2012, a collective action complaint was filed in the U.S. District Court for the U.S. District Court for the Western District of Arkansas against us and certain of our subsidiaries.  The complaint alleges that the defendants violated the Fair Labor Standards Act (FLSA) and seeks unpaid overtime wages as well as liquidated damages.  The Court conditionally certified a nationwide class of all of the Company's hourly employees, but recently decertified the class.  After the class was decertified, the law firm initiating the action filed three new separate actions in federal courts in Arkansas, Tennessee, and Texas, naming as plaintiffs many of the individuals who had filed claims in the first Arkansas action. The new actions assert the same claim as was asserted in the original Arkansas action. The original action has been settled and dismissed. The Company intends to defend the remaining lawsuits vigorously.
We cannot currently predict with certainty the ultimate impact of any of the above cases on our financial condition, cash flows, or results of operations. Our reserve for professional liability expenses does not include any amounts for any of the collective actions and investigations specifically described above. An unfavorable outcome in any of these lawsuits or any of our professional liability actions, any regulatory action, any investigation or lawsuit alleging violations of fraud and abuse laws or of elderly abuse laws or any state or Federal False Claims Act case could subject us to fines, penalties and damages, including exclusion from the Medicare or Medicaid programs, and could have a material adverse impact on our financial condition, cash flows or results of operations.

ITEM 6. EXHIBITS
The exhibits filed as part of this report on Form 10-Q are listed in the Exhibit Index immediately following the signature page.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Diversicare Healthcare Services, Inc.

May 7, 2015

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

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company’s Registration Statement No. 33-76150 on Form S-1).

10.1	Asset Purchase Agreement dated February 1, 2015 by and between Diversicare Healthcare Services, Inc. and Barren County Health Care Center, Inc.

10.2	Term Loan and Security Agreement dated as of February 2, 2015 by and between Diversicare Glasgow Property, LLC and The PrivateBank And Trust Company.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document