Form 10-Q
period 2015-06-30
Diversicare Healthcare Services, Inc.
filed 2015-08-06
CIK 919956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
CHECK ONE:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
6,261,467
(Outstanding shares of the issuer’s common stock as of July 31, 2015)

Part I. FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2015	December 31, 2014
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,702	$3,818
Receivables, less allowance for doubtful accounts of $7,339 and $6,044, respectively	47,496	41,272
Other receivables	1,278	862
Prepaid expenses and other current assets	2,633	2,339
Income tax refundable	672	559
Current assets of discontinued operations	32	73
Deferred income taxes	7,113	7,016
Total current assets	62,926	55,939
PROPERTY AND EQUIPMENT, at cost	108,221	98,869
Less accumulated depreciation and amortization	(58,550)	(55,014)
Property and equipment, net	49,671	43,855
OTHER ASSETS:
Deferred income taxes	12,673	12,885
Deferred financing and other costs, net	1,635	1,692
Investment in unconsolidated affiliate	646	463
Other noncurrent assets	4,490	6,411
Acquired leasehold interest, net	7,651	7,844
Total other assets	27,095	29,295
	$139,692	$129,089
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(continued)

	June 30, 2015	December 31, 2014
	(Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt and capitalized lease obligations	$12,351	$5,705
Trade accounts payable	8,845	8,121
Current liabilities of discontinued operations	427	482
Accrued expenses:
Payroll and employee benefits	15,691	14,642
Self-insurance reserves, current portion	12,026	11,833
Other current liabilities	5,479	6,359
Total current liabilities	54,819	47,142
NONCURRENT LIABILITIES:
Long-term debt and capitalized lease obligations, less current portion	47,096	42,559
Self-insurance reserves, noncurrent portion	13,504	14,268
Other noncurrent liabilities	12,283	13,366
Total noncurrent liabilities	72,883	70,193
COMMITMENTS AND CONTINGENCIES
SERIES C REDEEMABLE PREFERRED STOCK
$.10 par value, 5,000 shares authorized, none issued and outstanding	—	—
SHAREHOLDERS’ EQUITY:
Series A preferred stock, authorized 200,000 shares, $.10 par value, none issued and outstanding	—	—
Common stock, authorized 20,000,000 shares, $.01 par value, 6,493,000 and 6,388,000 shares issued, and 6,261,000 and 6,156,000 shares outstanding, respectively	65	64
Treasury stock at cost, 232,000 shares of common stock	(2,500)	(2,500)
Paid-in capital	20,646	19,970
Accumulated deficit	(5,731)	(5,285)
Accumulated other comprehensive loss	(490)	(495)
Total shareholders’ equity	11,990	11,754
	$139,692	$129,089
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended June 30,
	2015	2014
PATIENT REVENUES, net	$96,288	$82,313
EXPENSES:
Operating	76,652	64,687
Lease and rent expense	7,186	6,251
Professional liability	1,926	1,556
General and administrative	6,341	5,381
Depreciation and amortization	1,863	1,705
Total expenses	93,968	79,580
OPERATING INCOME	2,320	2,733
OTHER EXPENSE:
Equity in net income (loss) of unconsolidated affiliate	75	(56)
Interest expense, net	(1,049)	(949)
Total other expense	(974)	(1,005)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,346	1,728
PROVISION FOR INCOME TAXES	(539)	(755)
INCOME FROM CONTINUING OPERATIONS	807	973
INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Operating income (loss), net of tax (provision) benefit of $224 and $(419), respectively	(299)	128
Income (loss) from discontinued operations	(299)	128
NET INCOME	508	1,101
PREFERRED STOCK DIVIDENDS	—	(86)
NET INCOME FOR DIVERSICARE HEALTHCARE SERVICES, INC. COMMON SHAREHOLDERS	$508	$1,015
NET INCOME (LOSS) PER COMMON SHARE FOR DIVERSICARE HEALTHCARE SERVICES, INC. SHAREHOLDERS:
Per common share – basic
Continuing operations	$0.13	$0.15
Discontinued operations	(0.05)	0.02
	$0.08	$0.17
Per common share – diluted
Continuing operations	$0.13	$0.14
Discontinued operations	(0.05)	0.02
	$0.08	$0.16
COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.055	$0.055
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,098	6,015
Diluted	6,327	6,181

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands and unaudited)

	Three Months Ended June 30,
	2015	2014
NET INCOME	$508	$1,101
OTHER COMPREHENSIVE INCOME:
Change in fair value of cash flow hedge, net of tax	53	84
Less: reclassification adjustment for amounts recognized in net income	(116)	(129)
Total other comprehensive income	(63)	(45)
COMPREHENSIVE INCOME	$445	$1,056

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Six Months Ended June 30,
	2015	2014
PATIENT REVENUES, net	$191,513	$160,112
EXPENSES:
Operating	153,797	127,511
Lease and rent expense	14,331	12,218
Professional liability	4,081	3,617
General and administrative	12,392	10,495
Depreciation and amortization	3,742	3,440
Total expenses	188,343	157,281
OPERATING INCOME	3,170	2,831
OTHER EXPENSE:
Equity in net income (loss) of unconsolidated affiliate	183	(59)
Interest expense, net	(1,999)	(1,841)
Total other expense	(1,816)	(1,900)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,354	931
PROVISION FOR INCOME TAXES	(542)	(391)
INCOME FROM CONTINUING OPERATIONS	812	540
LOSS FROM DISCONTINUED OPERATIONS:
Operating loss, net of tax benefit of $392 and $348, respectively	(562)	(484)
Loss from discontinued operations	(562)	(484)
NET INCOME	250	56
Less: loss attributable to noncontrolling interests	—	25
NET INCOME ATTRIBUTABLE TO DIVERSICARE HEALTHCARE SERVICES, INC.	250	81
PREFERRED STOCK DIVIDENDS	—	(172)
NET INCOME (LOSS) FOR DIVERSICARE HEALTHCARE SERVICES, INC. COMMON SHAREHOLDERS	$250	$(91)
NET INCOME (LOSS) PER COMMON SHARE FOR DIVERSICARE HEALTHCARE SERVICES, INC. SHAREHOLDERS:
Per common share – basic
Continuing operations	$0.13	$0.07
Discontinued operations	(0.09)	(0.08)
	$0.04	$(0.01)
Per common share – diluted
Continuing operations	$0.13	$0.07
Discontinued operations	(0.09)	(0.08)
	$0.04	$(0.01)
COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.11	$0.11
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,072	5,995
Diluted	6,302	5,995

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands and unaudited)

	Six Months Ended June 30,
	2015	2014
NET INCOME	$250	$56
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of cash flow hedge, net of tax	231	224
Less: reclassification adjustment for amounts recognized in net income	(236)	(248)
Total other comprehensive income (loss)	(5)	(24)
COMPREHENSIVE INCOME	245	32
Less: comprehensive loss attributable to noncontrolling interest	—	25
COMPREHENSIVE INCOME ATTRIBUTABLE TO DIVERSICARE HEALTHCARE SERVICES, INC.	$245	$57

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$250	$56
Discontinued operations	(562)	(484)
Income from continuing operations	812	540
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	3,742	3,440
Provision for doubtful accounts	3,306	2,780
Deferred income tax benefit	112	36
Provision for self-insured professional liability, net of cash payments	1,706	827
Stock-based compensation	702	295
Equity in net (income) losses of unconsolidated affiliate, net of investment	(183)	59
Provision for leases in excess of cash payments	(802)	(520)
Other	189	205
Changes in assets and liabilities affecting operating activities:
Receivables, net	(9,693)	(13,166)
Prepaid expenses and other assets	(829)	(146)
Trade accounts payable and accrued expenses	1,235	3,447
Net cash provided by (used in) continuing operations	297	(2,203)
Discontinued operations	(3,591)	(491)
Net cash used in operating activities	(3,294)	(2,694)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,360)	(1,826)
Acquisition of property and equipment through business combination	(7,000)	—
Change in restricted cash	2,490	35
Deposits and other deferred balances	(9)	(43)
Net cash used in continuing operations	(6,879)	(1,834)
Discontinued operations	—	(5)
Net cash used in investing activities	(6,879)	(1,839)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(7,672)	(4,412)
Proceeds from issuance of debt	18,855	9,765
Financing costs	(180)	(114)
Issuance and redemption of employee equity awards	33	78
Payment of common stock dividends	(672)	(662)
Payment of preferred stock dividends	—	(172)
Distributions to noncontrolling interest	—	(1,410)
Payment for preferred stock restructuring	(307)	(298)
Net cash provided by financing activities	10,057	2,775
Discontinued operations	—	2,048
Net cash provided by financing activities	$10,057	$4,823

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)
(continued)

	Six Months Ended June 30,
	2015	2014
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(116)	$290
CASH AND CASH EQUIVALENTS, beginning of period	3,818	3,781
CASH AND CASH EQUIVALENTS, end of period	$3,702	$4,071
SUPPLEMENTAL INFORMATION:
Cash payments of interest, net of amounts capitalized	$1,761	$1,652
Cash payments of income taxes	$156	$33
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015 AND 2014

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
As of June 30, 2015, the Company’s continuing operations consist of 54 nursing centers with 6,004 licensed nursing beds. The Company owns 14 and leases 40 of its nursing centers. Our nursing centers range in size from 50 to 320 licensed nursing beds. The licensed nursing bed count does not include 496 licensed assisted living beds.

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
The interim consolidated financial statements for the three and six month periods ended June 30, 2015 and 2014, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the Company’s financial position at June 30, 2015, and the results of operations for the three and six month periods ended June 30, 2015 and 2014, and cash flows for the six month periods ended June 30, 2015 and 2014. The Company’s balance sheet information at December 31, 2014, was derived from its audited consolidated financial statements as of December 31, 2014.
The results of operations for the periods ended June 30, 2015 and 2014 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB announced the deferral of the effective date by one year from the originally stated effective date in ASU 2014-09. The new standard is now effective for the Company on January 1, 2018, but can be adopted as of the original effective date of January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures, as well as the time frame for adoption. The Company has not yet selected an effective date or transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (Topic 835), which amends and simplifies the presentation of debt issuance costs. The main provisions of the standard require that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, and amortization of the debt issuance costs must be reported as interest expense. ASU 2015-03 will be effective for the interim and annual periods beginning after December 15, 2015 with early adoption permitted. The new standard must be applied on a retroactive basis, and the Company will be required to comply with the applicable disclosures for a change in accounting principle. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

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
Under the terms of the amended agreements, the syndicate of banks provided the Amended Mortgage Loan with an original balance of $45,000,000 with a five-year maturity through April 30, 2018, and a $20,000,000 Amended Revolver through April 30, 2018. The Amended Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25-year amortization. Interest is based on LIBOR plus 4.5%. A portion of the Amended Mortgage Loan is effectively fixed at 6.87% pursuant to an interest rate swap with a notional amount of $21,466,000. As of June 30, 2015, the interest rate related to the Amended Mortgage Loan was 4.70%. The Amended Mortgage Loan is secured by thirteen owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized. The Company’s Amended Revolver has an interest rate of LIBOR plus 4.5% and is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions.
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
As of June 30, 2015, the Company had $11,000,000 borrowings outstanding under the revolving credit facility compared to $4,500,000 outstanding as of December 31, 2014. The outstanding borrowings on the revolver primarily reflect the Company's approach to accumulated Medicaid and Medicare receivables at recently acquired facilities as these facilities proceed through the change in ownership process with CMS. Annual fees for letters of credit issued under this Revolver are 3.00% of the amount outstanding. The Company has eleven letters of credit with a total value of $8,106,000 outstanding as of June 30, 2015. Considering the balance of eligible accounts receivable, the letters of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $27,500,000, the balance available for borrowing under the revolving credit center is $8,394,000 at June 30, 2015.
The Company’s debt agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and debt service coverage ratios. The Company is in compliance with all such covenants at June 30, 2015.
Interest Rate Swap Transaction
As part of the debt agreements entered into in March 2011, the Company entered into an interest rate swap agreement with a member of the bank syndicate as the counterparty. The Company designated its interest rate swap as a cash flow hedge and the earnings component of the hedge, net of taxes, is reflected as a component of other comprehensive income. In conjunction with the amendment to the credit facility, the Company retained the previously agreed upon interest rate swap terms, and redesignated the interest rate swap as a cash flow hedge. The interest rate swap agreement requires the Company to make fixed rate payments to the bank calculated on the applicable notional amount of $21,466,000 at an annual fixed rate of 6.87% while the bank is obligated to make payments to the Company based on LIBOR on the same notional amount.
The Company assesses the effectiveness of its interest rate swap on a quarterly basis, and at June 30, 2015, the Company determined that the interest rate swap was effective. The interest rate swap valuation model indicated a net liability of $790,000 at June 30, 2015. The fair value of the interest rate swap is included in “other noncurrent liabilities” on the Company’s interim consolidated balance sheet. The balance of accumulated other comprehensive loss at June 30, 2015 is $490,000 and reflects the liability related to the interest rate swap, net of the income tax benefit of $300,000. As the Company’s interest rate swap is not traded on a market exchange, the fair value is determined using a valuation based on a discounted cash flow analysis. This analysis reflects the contractual terms of the interest rate swap agreement and uses observable market-based inputs, including estimated future LIBOR interest rates. The interest rate swap valuation is classified in Level 2 of the fair value hierarchy, in accordance with the FASB guidance set forth in ASC 820, Fair Value Measurement.

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
Reserve for Estimated Self-Insured Professional Liability Claims
Because the Company’s actual liability for existing and anticipated professional liability and general liability claims will likely exceed the Company’s limited insurance coverage, the Company has recorded total liabilities for reported and estimated future claims of $24,254,000 as of June 30, 2015. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis and are presented without regard to any potential insurance recoveries. Amounts are added to the accrual for estimates of anticipated liability for claims incurred during each period, and amounts are deducted from the accrual for settlements paid on existing claims during each period.
The Company evaluates the adequacy of this liability on a quarterly basis. Semi-annually, the Company retains a third-party actuarial firm to assist in the evaluation of the current portion of this reserve. Merlinos & Associates, Inc. (“Merlinos”) assisted management in the preparation of an estimate of the appropriate accrual for the current claims period and for incurred, but not reported general and professional liability claims based on data furnished as of May 31, 2015.  The Company used this estimate from Merlinos in the preparation of its estimate of liability for incurred, but unreported professional liability claims as of as of June 30, 2015.
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
As of June 30, 2015, the Company is engaged in 51 professional liability lawsuits. Five lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The Company’s cash expenditures for self-insured professional liability costs from continuing operations were $1,607,000 and $2,225,000 for the six months ended June 30, 2015 and 2014, respectively.
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

Other Insurance
With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. The Company is completely self-insured for workers’ compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. From June 30, 2003 until June 30, 2007, the Company’s workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. For the period from July 1, 2008 through June 30, 2015, the Company is covered by a prefunded deductible policy. Under this policy, the Company is self-insured for the first $500,000 per claim, subject to an aggregate maximum of $3,000,000. The Company funds a loss fund account with the insurer to pay for claims below the deductible. The Company accounts for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred. The liability for workers’ compensation claims is $445,000 at June 30, 2015. The Company has a non-current receivable for workers’ compensation policies covering previous years of $1,504,000 as of June 30, 2015. The non-current receivable is a function of payments paid to the Company’s insurance carrier in excess of the estimated level of claims expected to be incurred.
As of June 30, 2015, the Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $175,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $831,000 at June 30, 2015. The differences between actual settlements and reserves are included in expense in the period finalized.
The Company follows current accounting guidance set forth in FASB ASU 2010-24, “Presentation of Insurance Claims and Related Insurance Recoveries,” that clarifies that a health care entity should not net insurance recoveries against a related claim, and that the amount of the claim liability should be determined without consideration of insurance recoveries. Accordingly, the Company has recorded assets and equal liabilities of $0 at June 30, 2015 and $246,000 at December 31, 2014, respectively.

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
Summarized activity of the equity compensation plans is presented below:

		Weighted
	Options/	Average
	SOSARs	Exercise Price
Outstanding, December 31, 2014	271,000	$6.67
Granted	—	—
Exercised	(21,000)	7.80
Expired or cancelled	—	—
Outstanding, June 30, 2015	250,000	$6.58

Exercisable, June 30, 2015	237,000	$6.62

		Weighted
		Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding, December 31, 2014	130,000	$5.45
Granted	74,000	12.31
Dividend Equivalents	1,000	13.36
Vested	(57,000)	5.44
Cancelled	(1,000)	8.92
Outstanding June 30, 2015	147,000	$8.95

Summarized activity of the Restricted Share Units for the Stock Purchase Plan is as follows:

		Weighted
		Average
	Restricted	Grant Date
	Share Units	Fair Value
Outstanding, December 31, 2014	46,000	$5.35
Granted	36,000	12.31
Dividend Equivalents	1,000	13.36
Vested	(22,000)	5.09
Cancelled	—	—
Outstanding June 30, 2015	61,000	$9.58

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

While no SOSARs or Options were granted during 2015 and 2014, previously granted SOSARs and Options remain outstanding as of June 30, 2015. The following table summarizes information regarding stock options and SOSAR grants outstanding as of June 30, 2015:

	Weighted
	Average		Intrinsic		Intrinsic
Range of	Exercise	Grants	Value-Grants	Grants	Value-Grants
Exercise Prices	Prices	Outstanding	Outstanding	Exercisable	Exercisable
$10.40 to $11.59	$11.09	48,000	$87,000	48,000	$87,000
$2.37 to $6.21	$5.50	202,000	$1,496,000	189,000	$1,402,000
		250,000		237,000
Stock-based compensation expense is non-cash and is included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. The Company recorded total stock-based compensation expense of $702,000 and $295,000 in the six month periods ended June 30, 2015 and 2014, respectively.

7.	EARNINGS (LOSS) PER COMMON SHARE
Information with respect to basic and diluted net income (loss) per common share is presented below in thousands, except per share:

	Three Months Ended June 30,		Six Months Ended June 30,

	2015	2014	2015	2014
Numerator: Income amounts attributable to Diversicare Healthcare Services, Inc. common shareholders:
Income from continuing operations	$807	$973	812	540
Less: income attributable to noncontrolling interests	—	—	—	25
Income from continuing operations attributable to Diversicare Healthcare Services, Inc.	807	973	812	565
Preferred stock dividends	—	(86)	—	(172)
Income from continuing operations attributable to Diversicare Healthcare Services, Inc. common shareholders	807	887	812	393
Income (loss) from discontinued operations, net of income taxes	(299)	128	(562)	(484)
Net income (loss) attributable to Diversicare Healthcare Services, Inc. common shareholders	$508	$1,015	$250	$(91)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss) per common share:
Per common share – basic
Income (loss) from continuing operations	$0.13	$0.15	$0.13	$0.07
Income (loss) from discontinued operations
Operating income (loss), net of taxes	(0.05)	0.02	(0.09)	(0.08)
Discontinued operations, net of taxes	(0.05)	0.02	(0.09)	(0.08)
Net income (loss) per common share – basic	$0.08	$0.17	$0.04	$(0.01)
Per common share – diluted
Income from continuing operations	$0.13	$0.14	$0.13	$0.07
Income (loss) from discontinued operations
Operating income (loss), net of taxes	(0.05)	0.02	(0.09)	(0.08)
Discontinued operations, net of taxes	(0.05)	0.02	(0.09)	(0.08)
Net income (loss) per common share - diluted	$0.08	$0.16	$0.04	$(0.01)
Denominator: Weighted Average Common Shares Outstanding:
Basic	6,098	6,015	6,072	5,995
Diluted	6,327	6,181	6,302	5,995
The effects of 63,000 SOSARs and options outstanding were excluded from the computation of diluted earnings per common share in the six months ended June 30, 2014, because these securities would have been anti-dilutive due to the net loss. The weighted average common shares for basic and diluted earnings for common shares were the same due to the year-to-date loss in 2014.

8. EQUITY METHOD INVESTMENT
The investment in unconsolidated affiliate reflected on the interim consolidated balance sheet relates to a pharmacy joint venture partnership in which the Company owns 50%. The joint venture was initially funded by the Company and its partner and began operations during 2012. This investment in unconsolidated affiliate is accounted for using the equity method as the Company exerts significant influence, but does not control or otherwise consolidate the entity. The investment in unconsolidated affiliate balance at June 30, 2015, was $646,000 as compared to $463,000 at December 31, 2014. Additionally, the Company's share of the net profits and losses of the unconsolidated affiliate are reported in equity in net earnings or losses of unconsolidated affiliate in our statement of operations. The Company's equity in the net income of unconsolidated affiliate for the quarter ended June 30, 2015, was $75,000 as compared to a net loss of $56,000 for the quarter ended June 30, 2014. For the six-month period ended June 30, 2015, the equity in the net income of unconsolidated affiliate was $183,000 compared to a net loss of $59,000 for the six-month period ended June 30, 2014.

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
These centers contributed revenues of $0 and $10,989,000 and net income (loss) of $(129,000) and $539,000 during the six months ended June 30, 2015 and 2014, respectively.  The net income or loss for the nursing centers included in discontinued operations does not reflect any allocation of corporate general and administrative expense or any allocation of corporate interest expense. The Company considered these additional costs along with the centers' future prospects based upon operating history when determining the contribution of the skilled nursing centers to its operations.
Other Discontinued Operations
In addition to the ongoing impact of the West Virginia discontinued operations, the Company also experienced ongoing expense during the quarter as it relates to the exit from our Arkansas operations which occurred in September 2013. The activity within Arkansas primarily relates to the progress as it relates to outstanding professional liability claims and finalizing the collection and/or write-off of remaining accounts receivable. These centers contributed net loss of $(432,000) and $(739,000) during the six months ended June 30, 2015 and 2014, respectively.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Diversicare Healthcare Services, Inc. (together with its subsidiaries, “Diversicare” or the “Company”) provides long-term care services to nursing center patients in nine states, primarily in the Southeast, Midwest, and Southwest. The Company’s centers provide a range of health care services to their patients and residents that include nursing, personal care, and social services. Additionally, the Company’s nursing centers also offer a variety of comprehensive rehabilitation services, as well as nutritional support services. The Company's continuing operations include centers in Alabama, Florida, Indiana, Kansas, Kentucky, Missouri, Ohio, Tennessee, and Texas.
As of June 30, 2015, the Company’s continuing operations consist of 54 nursing centers with 6,004 licensed nursing beds. The Company owns 14 and leases 40 of its nursing centers. Our nursing centers range in size from 50 to 320 licensed nursing beds. The licensed nursing bed count does not include 496 licensed assisted living and residential beds.
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

	Three Months Ended
	June 30, 2015	September 30, 2010
As a percent of total census:
Medicare census	12.5%	12.3%
Managed Care census	3.6%	1.3%
Total skilled mix census	16.1%	13.6%
As a percent of total revenues:
Medicare revenues	29.1%	29.3%
Managed Care revenues	7.0%	2.8%
Total skilled mix revenues	36.1%	32.1%
Medicare average rate per day:	$457.46	$394.23
The initiatives have developed positive results in growing our skilled patient population, increasing the Managed Care census to 3.6% of total census in the second quarter of 2015, as compared to 1.3% in the third quarter of 2010, and total skilled mix census to 16.1% from 13.6% over the same period.
Implementing Electronic Medical Records to improve Medicaid capture:
As another part of our strategic operating initiative, we implemented EMR to improve documentation of the delivery of care. We completed the implementation of EMR in all our nursing centers in December 2011, on time and under budget. A comparison of our most recent quarter versus the third quarter of 2010 reflects the increase in our average Medicaid rate per day:

	Three Months Ended
	June 30, 2015	September 30, 2010
Medicaid average rate per day:	$165.30	$147.93

Completing strategic acquisitions and dispositions:
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
The following table sets forth net patient and resident revenues related to our continuing operations by payor source for the periods presented (dollar amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Medicaid	$46,291	48.1%	$39,201	47.6%	$91,050	47.5%	$77,510	48.4%
Medicare	28,059	29.1	25,691	31.2	57,574	30.1	48,039	30.0
Managed Care	6,727	7.0	5,287	6.4	13,577	7.1	10,717	6.7
Private Pay and other	15,211	15.8	12,134	14.8	29,312	15.3	23,846	14.9
Total	$96,288	100.0%	$82,313	100.0%	$191,513	100.0%	$160,112	100.0%
The following table sets forth average daily skilled nursing census by payor source for our continuing operations for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Medicaid	3,078	66.8%	2,727	66.7%	3,059	66.6%	2,718	67.3%
Medicare	574	12.5	563	13.8	599	13.0	531	13.2
Managed Care	167	3.6	138	3.4	175	3.8	144	3.6
Private Pay and other	791	17.1	662	16.1	762	16.6	645	15.9
Total	4,610	100.0%	4,090	100.0%	4,595	100.0%	4,038	100.0%
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
We receive the majority of our annual Medicaid rate increases during the third quarter of each year. The rate changes received in the third quarter of 2014, along with increased Medicaid acuity in our acuity based states, was the primary contributor to our 4.2% increase in average rate per day for Medicaid patients in 2015 compared to 2014. Based on the rate changes received during the third quarter of 2014, we have experienced a favorable impact to our rate per day for Medicaid patients due to modest rate increases in many of the states within which we operate.
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
We are unable to predict what, if any, reform proposals or reimbursement limitations will be implemented in the future, or the effect such changes would have on our operations. For the six months ended June 30, 2015, we derived 30.1% and 47.5% of our total patient revenues related to continuing operations from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on our profitability.
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

Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of June 30, 2015, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	After 5 Years
Long-term debt obligations (1)	$67,998	$15,600	$52,390	$8	$—
Settlement obligations (2)	4,776	4,776	—	—	—
Elimination of Preferred Stock Conversion feature (3)	2,233	687	1,374	172	—
Operating leases (4)	586,367	31,761	64,426	67,273	422,907
Required capital expenditures under operating leases (5)	3,832	223	446	446	2,717
Total	$665,206	$53,047	$118,636	$67,899	$425,624

(1)	Long-term debt obligations include scheduled future payments of principal and interest of long-term debt and amounts outstanding on our capital lease obligations.

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
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to two times their annual salary in the event of a termination without cause, a constructive discharge (as defined therein), or upon a change of control of the Company (as defined therein). The maximum contingent liability under these agreements is approximately $1,767,000 as of June 30, 2015. The terms of such agreements are for one year and automatically renew for one year if not terminated by us or the employee. In addition, upon the occurrence of any triggering event, those certain members of management may elect to require that we purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of our common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of our common stock on June 30, 2015, the potential contingent liability for the repurchase of the equity grants is $711,000.

Results of Operations
The results of operations presented have been reclassified to present the effects of certain divestitures discussed in the overview to "Management's Discussion and Analysis of Financial Condition and Results of Operations."
The following tables present the unaudited interim statements of operations and related data for the three and six month periods ended June 30, 2015 and 2014:

(in thousands)	Three Months Ended June 30,
	2015	2014	Change	%
PATIENT REVENUES, net	$96,288	$82,313	$13,975	17.0%
EXPENSES:
Operating	76,652	64,687	11,965	18.5%
Lease and rent expense	7,186	6,251	935	15.0%
Professional liability	1,926	1,556	370	23.8%
General and administrative	6,341	5,381	960	17.8%
Depreciation and amortization	1,863	1,705	158	9.3%
Total expenses	93,968	79,580	14,388	18.1%
OPERATING INCOME	2,320	2,733	(413)	(15.1)%
OTHER INCOME (EXPENSE):
Equity in net income (loss) of unconsolidated affiliate	75	(56)	131	233.9%
Interest expense, net	(1,049)	(949)	(100)	(10.5)%
	(974)	(1,005)	31	3.1%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,346	1,728	(382)	(22.1)%
PROVISION FOR INCOME TAXES	(539)	(755)	216	28.6%
INCOME FROM CONTINUING OPERATIONS	$807	$973	$(166)	(17.1)%

(in thousands)	Six Months Ended June 30,
	2015	2014	Change	%
PATIENT REVENUES, net	$191,513	$160,112	31,401	19.6%
EXPENSES:
Operating	153,797	127,511	26,286	20.6%
Lease and rent expense	14,331	12,218	2,113	17.3%
Professional liability	4,081	3,617	464	12.8%
General and administrative	12,392	10,495	1,897	18.1%
Depreciation and amortization	3,742	3,440	302	8.8%
Total expenses	188,343	157,281	31,062	19.7%
OPERATING INCOME	3,170	2,831	339	12.0%
OTHER INCOME (EXPENSE):
Equity in net income (loss) of unconsolidated affiliate	183	(59)	242	410.2%
Interest expense, net	(1,999)	(1,841)	(158)	(8.6)%
	(1,816)	(1,900)	84	4.4%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,354	931	423	45.4%
PROVISION FOR INCOME TAXES	(542)	(391)	(151)	(38.6)%
INCOME FROM CONTINUING OPERATIONS	$812	$540	$272	50.4%

Percentage of Net Revenues	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
PATIENT REVENUES, net	100.0%	100.0%	100.0%	100.0%
EXPENSES:
Operating	79.6	78.6	80.3	79.6
Lease and rent expense	7.5	7.6	7.5	7.6
Professional liability	2.0	1.9	2.1	2.3
General and administrative	6.6	6.5	6.5	6.6
Depreciation and amortization	1.9	2.1	2.0	2.1
Total expenses	97.6	96.7	98.4	98.2
OPERATING INCOME (LOSS)	2.4	3.3	1.6	1.8
OTHER INCOME (EXPENSE):
Equity in net losses of unconsolidated affiliate	0.1	(0.1)	0.1	—
Interest expense, net	(1.1)	(1.2)	(1.0)	(1.1)
	(1.0)	(1.3)	(0.9)	(1.1)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1.4	2.0	0.7	0.7
PROVISION FOR INCOME TAXES	(0.6)	(0.9)	(0.3)	(0.2)
INCOME FROM CONTINUING OPERATIONS	0.8%	1.1%	0.4%	0.5%

Three Months Ended June 30, 2015 Compared With Three Months Ended June 30, 2014
Patient Revenues
Patient revenues were $96.3 million and $82.3 million for the three months ended June 30, 2015 and 2014, respectively, an increase of $14.0 million. This increase is primarily attributable to the acquisition of new facilities during the period. The following table summarizes the revenue increases attributable to our portfolio growth (in thousands):

	Three Months Ended June 30,
	2015	2014	Change
Same-store revenue	$81,583	$79,062	$2,521
2014 acquisition revenue	11,644	3,251	8,393
2015 acquisition revenue	3,061	—	3,061
Total revenue	$96,288	$82,313	$13,975
The overall increase in revenue of $14.0 million is primarily attributable to incremental revenue contributions from acquisition activity in 2014 of $8.4 million, as well as the contribution from the newly acquired nursing centers in Glasgow, Kentucky and Hutchinson, Kansas. These two nursing centers acquired in 2015 contributed $3.1 million in revenues during the second quarter.
The same-store revenues increased by $2.5 million in 2015 compared to the same period in 2014, primarily driven by favorable rates. The average Medicaid rate per patient day at same-store nursing centers for 2015 increased 5.5% compared to 2014, resulting in an increase in revenue of $2.1 million. This average rate per day for Medicaid patients is the result of rate increases in certain states and increasing patient acuity levels. The average Medicare rate per patient day for same-store nursing centers increased 3.5% for 2015 compared to 2014, resulting in an increase in revenue of $0.7 million. Additionally, the average Managed Care rate per patient day at same-store nursing centers increased 1.3% over the prior year period resulting in $0.1 million of additional same-store revenue.
Census results for the quarter provided a mix a favorable and unfavorable variances on the same-store revenue results. Same-store Medicare census decreased 8.7% in 2015 resulting in same-store revenue decrease of $1.8 million compared to 2014. Medicaid census also declined slightly at our same-store centers compared to 2014 resulting in a revenue decrease of $0.5 million. These unfavorable variances were partially offset by Managed Care census which increased 15.0%, resulting in a revenue increase at our same-store nursing centers of $0.7 million. Additionally, Private Pay census increased in our same-store centers resulting in an increase of $0.6 million compared to the same period in 2014.
Two other contributing factors affected our same-store revenue for the second quarter of 2015 compared to the same period in 2014. The first is an increase in Ancillary Services revenue of $0.8 million. The second factor is the Company's participation in the UPL supplemental payment program in the state of Indiana that provides supplemental Medicaid payments for skilled nursing facilities that are licensed to non-state government entities such as county hospital districts. Participation in the UPL program produced an additional $0.3 million in revenue during the quarter.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Three Months Ended June 30,
	2015	2014
Skilled nursing occupancy	76.8%	78.2%
As a percent of total census:
Medicare census	12.5%	13.8%
Managed Care census	3.6%	3.4%
As a percent of total revenues:
Medicare revenues	29.1%	31.2%
Medicaid revenues	48.1%	47.6%
Managed Care revenues	7.0%	6.4%
Average rate per day:
Medicare	$457.46	$438.46
Medicaid	$165.30	$158.47
Managed Care	$384.64	$378.53
Operating Expense
Operating expense increased in the second quarter of 2015 to $76.7 million as compared to $64.7 million in the second quarter of 2014, driven primarily by the $7.2 million increase in operating costs attributable to the nursing center operations acquired in 2014, as well as $2.3 million of operating expense associated with the nursing center operations assumed in the first quarter of 2015. The following table summarizes the expense increases attributable to our portfolio growth (in thousands):

	Three Months Ended June 30,
	2015	2014	Change
Same-store operating expense	$64,815	$62,362	$2,453
2014 acquisition expense	9,505	2,325	7,180
2015 acquisition expense	2,332	—	2,332
Total expense	$76,652	$64,687	$11,965
Operating expense increased as a percentage of revenue at 79.6% for the second quarter of 2015 as compared to 78.6% for the second quarter of 2014. The largest component of operating expenses is wages. Considering the aforementioned addition of the new centers, we experienced an increase to $44.8 million in the second quarter of 2015 as compared to $37.9 million in the second quarter of 2014, an increase of $6.8 million, or 18.0%. Wages as a percentage of revenue slightly increased in the second quarter of 2015 to 46.5% as compared to 46.1% in the second quarter of 2014, an increase of 0.4%.
While the majority of the $12.0 million increase in operating expenses is attributable to the $7.2 million of incremental operating expenses from 2014 acquisitions and $2.3 million from 2015 acquisitions, the same-store nursing centers also experienced an increase of $2.5 million in the second quarter of 2015 as compared to the second quarter of 2014. The increase in operating expenses for our same-store nursing centers is primarily driven by a $1.8 million increase in salaries and related payroll taxes in 2015 compared to the prior year. Additionally, we experienced a $0.4 million increase in bad debt expense in the second quarter of 2015 compared to the second quarter of 2014.
Lease Expense
Lease expense increased in the second quarter of 2015 to $7.2 million as compared to $6.3 million in the second quarter of 2014. The increase in lease expense was primarily attributable to $0.9 million in incremental lease expense for the eight newly leased nursing centers in 2014.
Professional Liability
Professional liability expense was $1.9 million in the second quarter of 2015 compared to $1.6 million in the second quarter of 2014, an increase of $0.3 million. We were engaged in 51 professional liability lawsuits as of June 30, 2015, compared to 53 as of June 30, 2014. Our quarterly cash expenditures for professional liability costs of continuing operations were $0.8 million and $1.1 million for 2015 and 2014, respectively. Professional liability expense and cash expenditures fluctuate from year to year based respectively on the results of our third-party professional liability actuarial studies and on the costs incurred in defending and settling existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.

General and Administrative Expense
General and administrative expense was $6.3 million in the second quarter of 2015 as compared to $5.4 million in the second quarter of 2014, an increase of $0.9 million, and increased slightly as a percentage of revenue from 6.5% in 2014 to 6.6% in 2015. The increase in general and administrative expense is primarily attributable to an increase in salaries of $0.3 million in the second quarter of 2015 compared to the second quarter of 2014. Additionally, the Company experienced an increase of $0.4 million in share-based compensation in the second quarter of 2015 compared to the same period in 2014.
Depreciation and Amortization
Depreciation and amortization expense was approximately $1.9 million in the second quarter of 2015 as compared to $1.7 million in 2014. The increase in depreciation expense relates to fixed assets at the newly leased and acquired centers.
Interest Expense, Net
Interest expense was $1.0 million in the second quarter of 2015 and $0.9 million in the second quarter of 2014, an increase of $0.1 million. The increase was primarily attributable to higher debt balances in 2015 as a result of higher outstanding borrowings on the revolving credit facility as a result of the increase in centers undergoing the change in ownership process, as well as the addition of the Glasgow term loan during the first quarter of 2015.
Income from Continuing Operations before Income Taxes; Income from Continuing Operations per Common Share
As a result of the above, continuing operations reported $1.3 million income before income taxes for the second quarter of 2015 as compared to a income of $1.7 million for the second quarter of 2014. The tax provision for income taxes was $0.5 million for 2015 as compared to a tax provision of $0.8 million in the second quarter of 2014. The basic and diluted income per common share from continuing operations were both $0.13 for the second quarter of 2015 as compared to a basic income per common share from continuing operations of $0.15 and a diluted income per common share from continuing operations of $0.14 in the second quarter of 2014.

Six Months Ended June 30, 2015 Compared With Six Months Ended June 30, 2014
Patient Revenues
Patient revenues were $191.5 million for the six months ended June 30, 2015, as compared to $160.1 million in the six months ended June 30, 2014. This increase is primarily attributable to the acquisition of new facilities during the period. The following table summarizes the revenue increases attributable to our portfolio growth (in thousands):

	Six Months Ended June 30,
	2015	2014	Change
Same-store revenue	$163,311	$155,887	$7,424
2014 acquisition revenue	23,386	4,225	19,161
2015 acquisition revenue	4,816	—	4,816
Total revenue	$191,513	$160,112	$31,401
The overall increase in revenue of $31.4 million is primarily attributable to increased revenue contributions from acquisition activity in 2014 of $19.2 million, as well as the $4.8 million contribution from the two new nursing centers added in 2015.
The same-store revenues increased by $7.4 million in the six months ended June 30, 2015 compared to the same period in 2014 primarily attributable to improved rates. The largest driver for the increase in same-store revenues is the increase in Medicaid rates which increased 5.3% resulting in a $3.9 million increase in revenues for the six months ended June 30, 2015, as compared to the same period in 2014. Medicare rates also increased by 3.2% resulting in a $1.3 million increase in revenues in 2015 as compared to 2014. Additionally, Managed Care rates increased 2.5% resulting in a revenue increase at our same-store nursing centers of $0.3 million.
The Medicaid census at same-store nursing centers for the six months ended June 30, 2015, decreased 2.2% as compared to the same period in 2014, resulting in a $1.7 million decrease in revenues. This decrease in Medicaid census was offset by a 16.2% increase in Managed Care census compared to the same period in 2014, resulting in an increase in revenue of $1.6 million.

Finally, we experienced increased revenues from our ancillary services resulting in an $1.6 million increase in revenues from ancillary services for the six months ended June 30, 2015, as compared to the same period in 2014.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Six Months Ended June 30,
	2015	2014
Skilled nursing occupancy	76.9%	78.0%
As a percent of total census:
Medicare census	13.0%	13.2%
Managed Care census	3.8%	3.6%
As a percent of total revenues:
Medicare revenues	30.1%	30.0%
Medicaid revenues	47.5%	48.4%
Managed Care revenues	7.1%	6.7%
Average rate per day:
Medicare	$455.59	$438.08
Medicaid	$164.85	$158.16
Managed Care	$388.67	$378.14
Operating Expense
Operating expense increased in 2015 to $153.8 million as compared to $127.5 million in 2014, driven primarily by the $16.2 million increase in operating costs attributable to the nursing center operations acquired in 2014, as well as $3.9 million of operating expense associated with the nursing center operations assumed in 2015. The following table summarizes the expense increases attributable to our portfolio growth (in thousands):

	Six Months Ended June 30,
	2015	2014	Change
Same-store operating expense	$130,644	$124,545	$6,099
2014 acquisitions operating expense	19,214	2,966	16,248
2015 acquisitions operating expense	3,939	—	3,939
Total operating expense	153,797	127,511	$26,286
Operating expense increased as a percentage of revenue at 80.3% for 2015 as compared to 79.6% for 2014. The largest component of operating expenses is wages. Considering the aforementioned addition of the new centers, we experienced an increase to $89.1 million in 2015 as compared to $73.9 million in 2014, an increase of $15.2 million, or 20.5%. Wages also increased slightly as a percentage of revenue in 2015 to 46.5% as compared to 46.2% in 2014, an increase of 0.3%.
Lease Expense
Lease expense increased in 2015 to $14.3 million as compared to $12.2 million in 2014, an increase of $2.1 million. The increase in lease expense was primarily attributable to $2.1 million in combined lease expense for the newly leased nursing centers in 2014.
Professional Liability
Professional liability expense was $4.1 million in 2015 compared to $3.6 million in 2014, a increase of $0.5 million. We were engaged in 51 professional liability lawsuits as of June 30, 2015, compared to 53 as of June 30, 2014. Our cash expenditures for professional liability costs of continuing operations were $1.6 million and $2.2 million for 2015 and 2014, respectively. Professional liability expense and cash expenditures fluctuate from year to year based respectively on the results of our third-party professional liability actuarial studies and on the costs incurred in defending and settling existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.

General and Administrative Expense

General and administrative expense was $12.4 million in 2015 as compared to $10.5 million in 2014, an increase of $1.9 million, but decreased slightly as a percentage of revenue from 6.6% in 2014 to 6.5% in 2015. The increase in general and administrative expense is primarily attributable to an increase in salaries of $1.0 million and an increase in share-based compensation expense of $0.4 million.
Depreciation and Amortization
Depreciation and amortization expense was $3.7 million in 2015 as compared to $3.4 million in 2014. The increase in depreciation expense relates to fixed assets at the newly leased and acquired centers.
Interest Expense, Net
Interest expense was $2.0 million in 2015 and $1.8 million in 2014, an increase of $0.2 million. The increase was primarily attributable to higher debt balances in 2015 as a result of higher outstanding borrowings on the revolving credit facility as a result of the increase in centers undergoing the change in ownership process, as well as the addition of the Glasgow term loan during the first quarter of 2015.
Income from Continuing Operations before Income Taxes; Income from Continuing Operations per Common Share
As a result of the above, continuing operations reported income before income taxes of $1.4 million for the six months ended June 30, 2015, as compared to a income of $0.9 million for the same period in 2014. The provision for income taxes was $0.5 million for the six months ended June 30, 2015, as compared to a provision of $0.4 million for the six months ended June 30, 2014. The basic and diluted income per common share from continuing operations were both $0.13 for the six months ended June 30, 2015, as compared to income per common share from continuing operations of $0.07 for the same period in 2014.

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
Net cash provided by operating activities of continuing operations totaled $0.3 million in the six months ended June 30, 2015, as compared to net cash used of $2.2 million in the same period of 2014.
Our cash expenditures related to professional liability claims of continuing operations were $1.6 million and $2.2 million for six months ended June 30, 2015 and 2014, respectively. Although we work diligently to limit the cash required to settle and defend professional liability claims, a significant judgment entered against us in one or more legal actions could have a material adverse impact on our cash flows and could result in our being unable to meet all of our cash needs as they become due.
Investing activities of continuing operations used cash of $6.9 million and $1.8 million in 2015 and 2014, respectively. The increase is primarily attributable to the $7.0 million of assets purchased in the Glasgow transaction.
Financing activities of continuing operations provided cash of $10.1 million in 2015 as compared to cash provided of $2.8 million in 2014 primarily due to draws on the Company's revolving credit facility and the new debt associated with the Company's purchase of the Glasgow nursing center in 2015. The draws on the revolving credit facility are primarily related to funding the CHOW process for newly acquired and leased nursing centers.

Dividends
On August 5, 2015, the Board of Directors declared a quarterly dividend of $0.055 per common share payable to shareholders of record as of September 30, 2015, to be paid on October 14, 2015. While the Board of Directors intends to pay quarterly dividends, the Board will make the determination of the amount of future cash dividends, if any, to be declared and paid based on, among other things, the Company’s financial condition, funds from operations, the level of its capital expenditures and its future business prospects and opportunities.

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
As of June 30, 2015, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred, but unreported claims of $24.3 million. Our calculation of this estimated liability is based on an assumption that the Company will not incur a severely adverse judgment with respect to any asserted claim; however, a significant judgment could be entered against us in one or more of these legal actions, and such a judgment could have a material adverse impact on our financial position and cash flows.
Capital Resources
As of June 30, 2015, we had $59.4 million of outstanding long-term debt and capital lease obligations. The $59.4 million total includes $0.5 million in capital lease obligations, $11.0 million currently outstanding on the revolving credit facility, and $5.0 million in a note payable for the asset purchase of the Glasgow nursing center in Kentucky. The balance of the long-term debt is comprised of $42.9 million owed on our mortgage loan.
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
Under the terms of the amended agreements, the syndicate of banks provided the Amended Mortgage Loan with an original balance of $45.0 million with a five-year maturity through April 30, 2018, and a $20.0 million Amended Revolver through April 30, 2018. The Amended Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25-year amortization. Interest is based on LIBOR plus 4.5%, which was 4.70% at June 30, 2015, but a portion of the outstanding principal balance under the Amended Mortgage Loan is effectively fixed at 6.87% as a result of the interest rate swap described below. The Amended Mortgage Loan is secured by thirteen owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized. The Company’s Amended Revolver has an interest rate of LIBOR plus 4.5%.
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
As of June 30, 2015, the Company had $11.0 million borrowings outstanding under the revolving credit facility compared to $4.5 million outstanding as of December 31, 2014. The outstanding borrowings on the revolver primarily reflect the Company's approach to accumulated Medicaid and Medicare receivables at recently acquired facilities as these facilities proceed through the change in ownership process with CMS. Annual fees for letters of credit issued under this Revolver are 3.0% of the amount outstanding.

The Company has eleven letters of credit with a total value of $8.1 million outstanding as of June 30, 2015. Considering the balance of eligible accounts receivable, the letters of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $27.5 million, the balance available for borrowing under the revolving credit center is $8.4 million at June 30, 2015.
Our lending agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and debt service coverage ratios. We are in compliance with all such covenants at June 30, 2015.
Our calculated compliance with financial covenants is presented below:

	Requirement	Level at June 30, 2015
Minimum fixed charge coverage ratio	1.00:1.00	1.07:1.00
Minimum adjusted EBITDA	$10.0 million	$16.8 million
EBITDAR (mortgaged centers)	$6.15 million	$10.29 million
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
Accounts receivable attributable to patient services of continuing operations totaled $54.8 million at June 30, 2015 compared to $47.5 million at December 31, 2014, representing approximately 48 days and 43 days revenue in accounts receivable, respectively. The increase in accounts receivable is due to increases in payor sources with longer payment cycles, including Managed Care payors, as well as an increase in Medicaid patients undergoing the initial qualification process.
Our accounts receivable included approximately $8.4 million and $5.5 million at June 30, 2015 and December 31, 2014, respectively of unbilled accounts, primarily attributable to newly acquired facilities.  During the change of ownership process, we were required to hold these accounts while waiting for final Medicare and Medicaid approvals.
The allowance for bad debt was $7.3 million at June 30, 2015 as compared to $6.0 million at December 31, 2014. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.
Off-Balance Sheet Arrangements
We have eleven letters of credit outstanding with an aggregate value of approximately $8.1 million as of June 30, 2015, the first of which serves as a security deposit for our facility lease with Omega in the amount of $4.6 million. The second letter of credit serves our initial funding of insurance policies with a captive insurance company in the amount of $1.0 million. The balance of the outstanding letters of credit relate to deposits at various leased facilities where the Company opted to issue letters of credit as a deposit in lieu of cash. These letters of credit were issued under our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of June 30, 2015, we had outstanding borrowings of approximately $58.9 million, $32.5 million of which was subject to variable interest rates. In connection with our May 2013 financing agreement, we entered into an interest rate swap with respect to one half of the Amended Mortgage Loan to mitigate the floating interest rate risk of a portion of such borrowing. In the event that interest rates were to change 1%, the impact on future pre-tax cash flows would be approximately $325,000 annually, representing the impact of increased or decreased interest expense on variable rate debt.

ITEM 4. CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2015. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is properly recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.
Based on an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

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
As of June 30, 2015, we are engaged in 51 professional liability lawsuits. Five lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The ultimate results of any of our professional liability claims and disputes cannot be predicted with certainty. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
Several of the 51 professional liability lawsuits are pending in Arkansas state courts and relate to claims arising prior to the cessation of our operations in that state on September 1, 2013. On June 4, 2015, the Supreme Court of Arkansas issued a ruling in a lawsuit against another provider that may impact the pending and any future lawsuits filed against us in Arkansas. The Arkansas Supreme Court ruled that a lawsuit against several facilities formerly operated by Golden Living could proceed as a class action. The class certified by the Court includes all residents of defendants’ facilities over a several year period, and the class is certified for a determination of whether the defendants’ facilities were chronically understaffed and, if so, whether this understaffing violated the residents’ admissions agreements and constituted a violation of the Arkansas Deceptive Trade Practices Act. According to the opinion, if plaintiffs prevail on either legal theory, then each member of the class will be entitled to a hearing to determine the amount of damages sustained as a result of the breach or violation. Shortly after the issuance of this decision, the plaintiff in an existing professional liability case against the Company amended her complaint to assert against the Company the exact same class claims that were certified in the Golden Living proceeding. The amended complaint also adds as a plaintiff another resident of this facility, which was located in Ouachita County, Arkansas. Additionally, there remains pending a purported class action complaint filed in 2009 in the Circuit Court of Garland County, Arkansas against the Company, which asserts similar claims. Each of these lawsuits remains in its early stages and has not yet been certified by the court as a class action. The Company currently intends to defend these and any other similar lawsuits vigorously, but a negative outcome in any one of these actions could have a material adverse impact on our financial position and cash flows.
In July 2013, the Company learned that the United States Attorney for the Middle District of Tennessee (DOJ) had commenced a civil investigation of potential violations of the False Claims Act (FCA) at two of the Company's facilities. Notice to the Company came in the form of a civil investigative demand (CID), a form of subpoena, to produce certain documents relating to our practices and policies for rehabilitation and other services since 2010 at those two facilities. The Company responded to this limited CID and has cooperated with the DOJ in connection with its investigation. In October 2014, the Company received a second CID indicating that the DOJ’s investigation now covers all of the Company’s facilities, but only directing the Company to produce material related to a total of six of the Company's facilities. The Company also received from the OIG requests for the medical records of certain patients and has produced the requested records. The Company intends to provide additional information and to continue cooperating with the DOJ and the OIG in the investigation. The Company cannot predict the outcome of this investigation or any possible related proceedings, and the outcome could have a materially adverse effect on the Company, including the imposition of damages, fines, penalties and/or a corporate integrity agreement, but the Company is committed to provide caring and professional services to its patients and residents in compliance with applicable laws and regulations.
In November 2012, a purported stockholder class action complaint was filed in the Chancery Court for Williamson County, Tennessee (21st Judicial District) against the Company's Board of Directors. This action alleges that the Board of Directors breached its fiduciary duties to stockholders related to its response to certain expressions of interest in a potential strategic transaction from Covington Investments, LLC (“Covington”). The complaint asserts that the Board failed to negotiate or otherwise appropriately consider Covington's proposals. Plaintiff has filed a motion seeking to certify the action as a class action, which is not currently set for hearing. On May 23, 2014, the plaintiff and defendants entered into a memorandum of understanding outlining the terms of a settlement subject to the execution of definitive documentation and court approval. The agreement provides that the Company will adopt and maintain certain corporate governance procedures for a period of at least three years. This settlement was approved by the court at a settlement hearing held on May 22, 2015, but the court's order approving the settlement has not yet been entered. The parties continue to dispute whether the plaintiff is entitled to an award of attorney's fees, and if so, the amount to be awarded.
In June 2012, a collective action complaint was filed in the U.S. District Court for the U.S. District Court for the Western District of Arkansas against us and certain of our subsidiaries.  The complaint alleges that the defendants violated the Fair Labor Standards Act (FLSA) and seeks unpaid overtime wages as well as liquidated damages.   The Court conditionally certified a nationwide class of all of the Company's hourly employees, but recently decertified the class.  After the class was decertified, the law firm initiating the action filed three new separate actions in federal courts in Arkansas, Tennessee, and Texas, naming as plaintiffs many of the individuals who had filed claims in the first Arkansas action.  The new actions assert the same claim as was asserted in the original Arkansas action.  The original action has been settled and dismissed.  The Company mediated the remaining three actions on July 28, 2015 and reached an agreement to settle with all Plaintiffs.  The parties are in the process of finalizing a settlement agreement, which will have to be approved by each of the three courts in which the lawsuits are pending.  The Company anticipates that it will obtain Court approval and finalize the settlements within the next few weeks.  Once the settlements are approved, the lawsuits will be dismissed with prejudice.
In April 2015, the Company contested and requested a hearing on sanctions totaling approximately $900,000 imposed by CMS for alleged survey deficiencies related to an outbreak of a contagious skin ailment at one of its Kentucky centers. The Company has specifically challenged both the amount and duration of the civil monetary penalty imposed against the facility. The Company believes that the evidence presented at the hearing will show that the sanctions were inappropriate, but cannot predict with certainly the outcome of this matter. We cannot currently predict with certainty the ultimate impact of any of the above cases on our financial condition, cash flows, or results of operations. Our reserve for professional liability expenses does not include any amounts for any of the collective actions and investigations specifically described above. An unfavorable outcome in any of these lawsuits or any of our professional liability actions, any regulatory action, any investigation or lawsuit alleging violations of fraud and abuse laws or of elderly abuse laws or any state or Federal False Claims Act case could subject us to fines, penalties and damages, including exclusion from the Medicare or Medicaid programs, and could have a material adverse impact on our financial condition, cash flows or results of operations.

ITEM 6. EXHIBITS
The exhibits filed as part of this report on Form 10-Q are listed in the Exhibit Index immediately following the signature page.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Diversicare Healthcare Services, Inc.

August 6, 2015

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