Form 10-Q
period 2015-09-30
Diversicare Healthcare Services, Inc.
filed 2015-11-05
CIK 919956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
CHECK ONE:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
6,259,152
(Outstanding shares of the issuer’s common stock as of October 30, 2015)

Part I. FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2015	December 31, 2014
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,710	$3,818
Receivables, less allowance for doubtful accounts of $7,736 and $6,044, respectively	44,276	41,272
Other receivables	1,353	862
Prepaid expenses and other current assets	2,441	2,339
Income tax refundable	559	559
Current assets of discontinued operations	67	73
Deferred income taxes	8,176	7,016
Total current assets	60,582	55,939
PROPERTY AND EQUIPMENT, at cost	109,484	98,869
Less accumulated depreciation and amortization	(60,338)	(55,014)
Property and equipment, net	49,146	43,855
OTHER ASSETS:
Deferred income taxes	11,544	12,885
Deferred financing and other costs, net	1,532	1,692
Investment in unconsolidated affiliate	744	463
Other noncurrent assets	4,108	6,411
Acquired leasehold interest, net	7,556	7,844
Total other assets	25,484	29,295
	$135,212	$129,089
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(continued)

	September 30, 2015	December 31, 2014
	(Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt and capitalized lease obligations	$14,375	$5,705
Trade accounts payable	8,335	8,121
Current liabilities of discontinued operations	365	482
Accrued expenses:
Payroll and employee benefits	15,788	14,642
Self-insurance reserves, current portion	11,835	11,833
Other current liabilities	6,232	6,359
Total current liabilities	56,930	47,142
NONCURRENT LIABILITIES:
Long-term debt and capitalized lease obligations, less current portion	41,828	42,559
Self-insurance reserves, noncurrent portion	12,631	14,268
Other noncurrent liabilities	11,822	13,366
Total noncurrent liabilities	66,281	70,193
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Series A preferred stock, authorized 200,000 shares, $.10 par value, none issued and outstanding	—	—
Common stock, authorized 20,000,000 shares, $.01 par value, 6,491,000 and 6,388,000 shares issued, and 6,259,000 and 6,156,000 shares outstanding, respectively	65	64
Treasury stock at cost, 232,000 shares of common stock	(2,500)	(2,500)
Paid-in capital	20,615	19,970
Accumulated deficit	(5,647)	(5,285)
Accumulated other comprehensive loss	(532)	(495)
Total shareholders’ equity	12,001	11,754
	$135,212	$129,089
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended September 30,
	2015	2014
PATIENT REVENUES, net	$98,105	$90,331
EXPENSES:
Operating	78,501	73,006
Lease and rent expense	7,198	6,876
Professional liability	2,069	1,743
General and administrative	6,378	5,582
Depreciation and amortization	1,887	1,812
Total expenses	96,033	89,019
OPERATING INCOME	2,072	1,312
OTHER EXPENSE:
Equity in net income (loss) of unconsolidated affiliate	97	(30)
Interest expense, net	(998)	(916)
Total other expense	(901)	(946)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,171	366
PROVISION FOR INCOME TAXES	(502)	(147)
INCOME FROM CONTINUING OPERATIONS	669	219
INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Operating loss, net of tax benefit of $237 and $384, respectively	(238)	(585)
Gain on disposal, net of tax of $0 and $(3,009), respectively	—	4,513
Income (loss) from discontinued operations	(238)	3,928
NET INCOME	431	4,147
PREFERRED STOCK DIVIDENDS	—	(48)
NET INCOME FOR DIVERSICARE HEALTHCARE SERVICES, INC. COMMON SHAREHOLDERS	$431	$4,099
NET INCOME (LOSS) PER COMMON SHARE FOR DIVERSICARE HEALTHCARE SERVICES, INC. SHAREHOLDERS:
Per common share – basic
Continuing operations	$0.11	$0.03
Discontinued operations	(0.04)	0.65
	$0.07	$0.68
Per common share – diluted
Continuing operations	$0.11	$0.03
Discontinued operations	(0.04)	0.63
	$0.07	$0.66
COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.055	$0.055
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,121	6,020
Diluted	6,331	6,248

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands and unaudited)

	Three Months Ended September 30,
	2015	2014
NET INCOME	$431	$4,147
OTHER COMPREHENSIVE INCOME:
Change in fair value of cash flow hedge, net of tax	151	254
Less: reclassification adjustment for amounts recognized in net income	(109)	(128)
Total other comprehensive income	42	126
COMPREHENSIVE INCOME	$473	$4,273

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Nine Months Ended September 30,
	2015	2014
PATIENT REVENUES, net	$289,618	$250,443
EXPENSES:
Operating	232,298	200,517
Lease and rent expense	21,529	19,094
Professional liability	6,150	5,360
General and administrative	18,770	16,077
Depreciation and amortization	5,629	5,252
Total expenses	284,376	246,300
OPERATING INCOME	5,242	4,143
OTHER EXPENSE:
Equity in net income (loss) of unconsolidated affiliate	280	(89)
Interest expense, net	(2,997)	(2,757)
Total other expense	(2,717)	(2,846)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,525	1,297
PROVISION FOR INCOME TAXES	(1,044)	(538)
INCOME FROM CONTINUING OPERATIONS	1,481	759
INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Operating loss, net of tax benefit of $628 and $732, respectively	(800)	(1,069)
Gain on disposal, net of tax of $0 and $(3,009), respectively	—	4,513
Income (loss) from discontinued operations	(800)	3,444
NET INCOME	681	4,203
Less: loss attributable to noncontrolling interests	—	25
NET INCOME ATTRIBUTABLE TO DIVERSICARE HEALTHCARE SERVICES, INC.	681	4,228
PREFERRED STOCK DIVIDENDS	—	(220)
NET INCOME FOR DIVERSICARE HEALTHCARE SERVICES, INC. COMMON SHAREHOLDERS	$681	$4,008
NET INCOME (LOSS) PER COMMON SHARE FOR DIVERSICARE HEALTHCARE SERVICES, INC. SHAREHOLDERS:
Per common share – basic
Continuing operations	$0.24	$0.09
Discontinued operations	(0.13)	0.57
	$0.11	$0.66
Per common share – diluted
Continuing operations	$0.24	$0.09
Discontinued operations	(0.13)	0.56
	$0.11	$0.65
COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.17	$0.17
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,089	6,004
Diluted	6,310	6,171

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands and unaudited)

	Nine Months Ended September 30,
	2015	2014
NET INCOME	$681	$4,203
OTHER COMPREHENSIVE INCOME:
Change in fair value of cash flow hedge, net of tax	382	478
Less: reclassification adjustment for amounts recognized in net income	(345)	(376)
Total other comprehensive income	37	102
COMPREHENSIVE INCOME	718	4,305
Less: comprehensive loss attributable to noncontrolling interest	—	25
COMPREHENSIVE INCOME ATTRIBUTABLE TO DIVERSICARE HEALTHCARE SERVICES, INC.	$718	$4,330

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$681	$4,203
Discontinued operations	(800)	3,444
Income from continuing operations	1,481	759
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	5,629	5,252
Provision for doubtful accounts	5,425	4,235
Deferred income tax benefit	204	(467)
Provision for self-insured professional liability, net of cash payments	2,063	815
Stock-based compensation	924	441
Equity in net (income) losses of unconsolidated affiliate, net of investment	(281)	88
Provision for leases in excess of cash payments	(1,203)	(779)
Other	116	311
Changes in assets and liabilities affecting operating activities:
Receivables, net	(8,302)	(13,775)
Prepaid expenses and other assets	(507)	(323)
Trade accounts payable and accrued expenses	1,136	4,131
Net cash provided by continuing operations	6,685	688
Discontinued operations	(4,896)	(600)
Net cash provided by operating activities	1,789	88
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,624)	(4,228)
Acquisition of property and equipment through business combination	(7,000)	—
Proceeds from sale of discontinued operations	—	16,500
Change in restricted cash	2,490	33
Deposits and other deferred balances	(9)	(64)
Net cash provided by (used in) continuing operations	(8,143)	12,241
Discontinued operations	—	(61)
Net cash provided by (used in) investing activities	(8,143)	12,180
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(14,002)	(14,850)
Proceeds from issuance of debt	21,941	16,808
Financing costs	(192)	(180)
Issuance and redemption of employee equity awards	(31)	(30)
Redemption of preferred stock	—	(4,918)
Payment of common stock dividends	(1,008)	(993)
Payment of preferred stock dividends	—	(220)
Distributions to noncontrolling interest	—	(1,411)
Payment for preferred stock restructuring	(462)	(448)
Net cash provided by (used in) financing activities	6,246	(6,242)
Discontinued operations	—	(5,952)
Net cash provided by (used in) financing activities	$6,246	$(12,194)

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)
(continued)

	Nine Months Ended September 30,
	2015	2014
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(108)	$74
CASH AND CASH EQUIVALENTS, beginning of period	3,818	3,781
CASH AND CASH EQUIVALENTS, end of period	$3,710	$3,855
SUPPLEMENTAL INFORMATION:
Cash payments of interest, net of amounts capitalized	$2,711	$2,496
Cash payments of income taxes	$216	$66
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015 AND 2014

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
As of September 30, 2015, the Company’s continuing operations consist of 54 nursing centers with 6,004 licensed nursing beds. The Company owns 14 and leases 40 of its nursing centers. Our nursing centers range in size from 50 to 320 licensed nursing beds. The licensed nursing bed count does not include 496 licensed assisted and residential living beds.

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
The interim consolidated financial statements for the three and nine month periods ended September 30, 2015 and 2014, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the Company’s financial position at September 30, 2015, and the results of operations for the three and nine month periods ended September 30, 2015 and 2014, and cash flows for the nine month periods ended September 30, 2015 and 2014. The Company’s balance sheet information at December 31, 2014, was derived from its audited consolidated financial statements as of December 31, 2014.
The results of operations for the periods ended September 30, 2015 and 2014 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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
Under the terms of the amended agreements, the syndicate of banks provided the Amended Mortgage Loan with an original balance of $45,000,000 with a five-year maturity through April 30, 2018, and a $20,000,000 Amended Revolver through April 30, 2018. The Amended Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25-year amortization. Interest is based on LIBOR plus 4.5%. A portion of the Amended Mortgage Loan is effectively fixed at 6.87% pursuant to an interest rate swap with a notional amount of $21,333,333. As of September 30, 2015, the interest rate related to the Amended Mortgage Loan was 4.70%. The Amended Mortgage Loan is secured by thirteen owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized. The Company’s Amended Revolver has an interest rate of LIBOR plus 4.5% and is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions.
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
As of September 30, 2015, the Company had $8,000,000 borrowings outstanding under the revolving credit facility compared to $4,500,000 outstanding as of December 31, 2014. The outstanding borrowings on the revolver primarily reflect the Company's approach to accumulated Medicaid and Medicare receivables at recently acquired facilities as these facilities proceed through the change in ownership process with CMS. Annual fees for letters of credit issued under this Revolver are 3.00% of the amount outstanding. The Company has eleven letters of credit with a total value of $8,106,000 outstanding as of September 30, 2015. Considering the balance of eligible accounts receivable, the letters of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $27,500,000, the balance available for borrowing under the revolving credit center is $8,987,000 at September 30, 2015.
The Company’s debt agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and debt service coverage ratios. The Company is in compliance with all such covenants at September 30, 2015.
Interest Rate Swap Transaction
As part of the debt agreements entered into in March 2011, the Company entered into an interest rate swap agreement with a member of the bank syndicate as the counterparty. The Company designated its interest rate swap as a cash flow hedge and the earnings component of the hedge, net of taxes, is reflected as a component of other comprehensive income. In conjunction with the amendment to the credit facility, the Company retained the previously agreed upon interest rate swap terms, and redesignated the interest rate swap as a cash flow hedge. The interest rate swap agreement requires the Company to make fixed rate payments to the bank calculated on the applicable notional amount of $21,333,333 at an annual fixed rate of 6.87% while the bank is obligated to make payments to the Company based on LIBOR on the same notional amount.
The Company assesses the effectiveness of its interest rate swap on a quarterly basis, and at September 30, 2015, the Company determined that the interest rate swap was effective. The interest rate swap valuation model indicated a net liability of $858,000 at September 30, 2015. The fair value of the interest rate swap is included in “other noncurrent liabilities” on the Company’s interim consolidated balance sheet. The balance of accumulated other comprehensive loss at September 30, 2015 is $532,000 and reflects the liability related to the interest rate swap, net of the income tax benefit of $326,000. As the Company’s interest rate swap is not traded on a market exchange, the fair value is determined using a valuation based on a discounted cash flow analysis. This analysis reflects the contractual terms of the interest rate swap agreement and uses observable market-based inputs, including estimated future LIBOR interest rates. The interest rate swap valuation is classified in Level 2 of the fair value hierarchy, in accordance with the FASB guidance set forth in ASC 820, Fair Value Measurement.
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
Reserve for Estimated Self-Insured Professional Liability Claims
Because the Company’s actual liability for existing and anticipated professional liability and general liability claims will likely exceed the Company’s limited insurance coverage, the Company has recorded total liabilities for reported and estimated future claims of $23,242,000 as of September 30, 2015. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis and are presented without regard to any potential insurance recoveries. Amounts are added to the accrual for estimates of anticipated liability for claims incurred during each period, and amounts are deducted from the accrual for settlements paid on existing claims during each period.
The Company evaluates the adequacy of this liability on a quarterly basis. Semi-annually, the Company retains a third-party actuarial firm to assist in the evaluation of the current portion of this reserve. Merlinos & Associates, Inc. (“Merlinos”) assisted management in the preparation of an estimate of the appropriate accrual for the current claims period and for incurred, but not reported general and professional liability claims based on data furnished as of May 31, 2015.  The Company used this estimate from Merlinos in the preparation of its estimate of liability for incurred, but unreported professional liability claims as of September 30, 2015.
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
As of September 30, 2015, the Company is engaged in 50 professional liability lawsuits. Five lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The Company’s cash expenditures for self-insured professional liability costs from continuing operations were $3,306,000 and $3,641,000 for the nine months ended September 30, 2015 and 2014, respectively.
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
Other Insurance
With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. The Company is completely self-insured for workers’ compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. From June 30, 2003 until June 30, 2007, the Company’s workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. For the period from July 1, 2008 through September 30, 2015, the Company is covered by a prefunded deductible policy. Under this policy, the Company is self-insured for the first $500,000 per claim, subject to an aggregate maximum of $3,000,000. The Company funds a loss fund account with the insurer to pay for claims below the deductible. The Company accounts for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred. The liability for workers’ compensation claims is $361,000 at September 30, 2015. The Company has a non-current receivable for workers’ compensation policies covering previous years of $1,139,000 as of September 30, 2015. The non-current receivable is a function of payments paid to the Company’s insurance carrier in excess of the estimated level of claims expected to be incurred.
As of September 30, 2015, the Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $175,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $864,000 at September 30, 2015. The differences between actual settlements and reserves are included in expense in the period finalized.
The Company follows current accounting guidance set forth in FASB ASU 2010-24, “Presentation of Insurance Claims and Related Insurance Recoveries,” that clarifies that a health care entity should not net insurance recoveries against a related claim, and that the amount of the claim liability should be determined without consideration of insurance recoveries. Accordingly, the Company has recorded assets and equal liabilities of $0 at September 30, 2015 and $246,000 at December 31, 2014, respectively.

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
Summarized activity of the equity compensation plans is presented below:

		Weighted
	Options/	Average
	SOSARs	Exercise Price
Outstanding, December 31, 2014	271,000	$6.67
Granted	—	—
Exercised	(28,000)	7.21
Expired or cancelled	—	—
Outstanding, September 30, 2015	243,000	$6.61

Exercisable, September 30, 2015	243,000	$6.61

		Weighted
		Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding, December 31, 2014	130,000	$5.45
Granted	74,000	12.31
Dividend Equivalents	2,000	12.09
Vested	(63,000)	5.50
Cancelled	(3,000)	8.93
Outstanding September 30, 2015	140,000	$9.07

Summarized activity of the Restricted Share Units for the Stock Purchase Plan is as follows:

		Weighted
		Average
	Restricted	Grant Date
	Share Units	Fair Value
Outstanding, December 31, 2014	46,000	$5.35
Granted	36,000	12.31
Dividend Equivalents	1,000	12.05
Vested	(22,000)	5.09
Cancelled	—	—
Outstanding September 30, 2015	61,000	$9.58

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

While no SOSARs or Options were granted during 2015 and 2014, previously granted SOSARs and Options remain outstanding as of September 30, 2015. The following table summarizes information regarding stock options and SOSAR grants outstanding as of September 30, 2015:

	Weighted
	Average		Intrinsic		Intrinsic
Range of	Exercise	Grants	Value-Grants	Grants	Value-Grants
Exercise Prices	Prices	Outstanding	Outstanding	Exercisable	Exercisable
$10.40 to $11.59	$11.09	48,000	$—	48,000	$—
$2.37 to $6.21	$5.50	195,000	$893,000	195,000	$893,000
		243,000		243,000
Stock-based compensation expense is non-cash and is included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. The Company recorded total stock-based compensation expense of $924,000 and $441,000 in the nine month periods ended September 30, 2015 and 2014, respectively.

7.	EARNINGS (LOSS) PER COMMON SHARE
Information with respect to basic and diluted net income (loss) per common share is presented below in thousands, except per share:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2015	2014	2015	2014
Numerator: Income amounts attributable to Diversicare Healthcare Services, Inc. common shareholders:
Income from continuing operations	$669	$219	1,481	759
Less: loss attributable to noncontrolling interests	—	—	—	25
Income from continuing operations attributable to Diversicare Healthcare Services, Inc.	669	219	1,481	784
Preferred stock dividends	—	(48)	—	(220)
Income from continuing operations attributable to Diversicare Healthcare Services, Inc. common shareholders	669	171	1,481	564
Income (loss) from discontinued operations, net of income taxes	(238)	3,928	(800)	3,444
Net income (loss) attributable to Diversicare Healthcare Services, Inc. common shareholders	$431	$4,099	$681	$4,008

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss) per common share:
Per common share – basic
Income (loss) from continuing operations	$0.11	$0.03	$0.24	$0.09
Income (loss) from discontinued operations
Operating income (loss), net of taxes	(0.04)	(0.10)	(0.13)	(0.18)
Gain on disposal, net of taxes	—	0.75	—	0.75
Discontinued operations, net of taxes	(0.04)	0.65	(0.13)	0.57
Net income (loss) per common share – basic	$0.07	$0.68	$0.11	$0.66
Per common share – diluted
Income from continuing operations	$0.11	$0.03	$0.24	$0.09
Income (loss) from discontinued operations
Operating income (loss), net of taxes	(0.04)	(0.10)	(0.13)	(0.17)
Gain on disposal, net of taxes	—	0.73	—	0.73
Discontinued operations, net of taxes	(0.04)	0.63	(0.13)	0.56
Net income (loss) per common share - diluted	$0.07	$0.66	$0.11	$0.65
Denominator: Weighted Average Common Shares Outstanding:
Basic	6,121	6,020	6,089	6,004
Diluted	6,331	6,248	6,310	6,171
The effects of 16,000 and 57,000 SOSARs and options outstanding were excluded from the computation of diluted earnings per common share in the nine months ended September 30, 2015 and 2014, respectively, because these securities would have been anti-dilutive.

8. EQUITY METHOD INVESTMENT
The investment in unconsolidated affiliate reflected on the interim consolidated balance sheet relates to a pharmacy joint venture partnership in which the Company owns 50%. The joint venture was initially funded by the Company and its partner and began operations during 2012. This investment in unconsolidated affiliate is accounted for using the equity method as the Company exerts significant influence, but does not control or otherwise consolidate the entity. The investment in unconsolidated affiliate balance at September 30, 2015, was $744,000 as compared to $463,000 at December 31, 2014. Additionally, the Company's share of the net profits and losses of the unconsolidated affiliate are reported in equity in net earnings or losses of unconsolidated affiliate in our statement of operations. The Company's equity in the net income of unconsolidated affiliate for the quarter ended September 30, 2015, was $97,000 as compared to a net loss of $30,000 for the quarter ended September 30, 2014. For the nine-month period ended September 30, 2015, the equity in the net income of unconsolidated affiliate was $280,000 compared to a net loss of $89,000 for the nine-month period ended September 30, 2014.

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
These centers contributed revenues of $0 and $10,989,000 and net income (loss) of $(159,000) and $165,000 during the nine months ended September 30, 2015 and 2014, respectively.  The net income or loss for the nursing centers included in discontinued operations does not reflect any allocation of corporate general and administrative expense or any allocation of corporate interest expense. The Company considered these additional costs along with the centers' future prospects based upon operating history when determining the contribution of the skilled nursing centers to its operations.
Other Discontinued Operations
In addition to the ongoing impact of the West Virginia discontinued operations, the Company also experienced ongoing expense during the quarter as it relates to the exit from our Arkansas operations which occurred in September 2013. The activity within Arkansas primarily relates to the progress as it relates to outstanding professional liability claims and finalizing the collection and/or write-off of remaining accounts receivable. These centers contributed net loss of $(624,000) and $(935,000) during the nine months ended September 30, 2015 and 2014, respectively.

11. SUBSEQUENT EVENTS
On November 1, 2015, the Company entered into an Asset Purchase Agreement with Haws Fulton Investors, LLC to acquire certain land, improvements, furniture, fixtures and equipment, personal property and intangible property, together comprising a 60-bed skilled nursing center in Fulton, Kentucky, for an aggregate purchase price of $3.9 million. This facility is expected to contribute in excess of $3.5 million in annual revenues.

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
As of September 30, 2015, the Company’s continuing operations consist of 54 nursing centers with 6,004 licensed nursing beds. The Company owns 14 and leases 40 of its nursing centers. Our nursing centers range in size from 50 to 320 licensed nursing beds. The licensed nursing bed count does not include 496 licensed assisted living and residential beds.
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

	Three Months Ended
	September 30, 2015	September 30, 2010
As a percent of total census:
Medicare census	11.9%	12.3%
Managed Care census	3.7%	1.3%
Total skilled mix census	15.6%	13.6%
As a percent of total revenues:
Medicare revenues	27.9%	29.3%
Managed Care revenues	6.9%	2.8%
Total skilled mix revenues	34.8%	32.1%
Medicare average rate per day:	$452.48	$394.23
The initiatives have developed positive results in growing our skilled patient population, increasing the Managed Care census to 3.7% of total census in the third quarter of 2015, as compared to 1.3% in the third quarter of 2010, and total skilled mix census to 15.6% from 13.6% over the same period.
Implementing Electronic Medical Records to improve Medicaid capture:
As another part of our strategic operating initiative, we implemented EMR to improve documentation of the delivery of care. We completed the implementation of EMR in all our nursing centers in December 2011, on time and under budget. A comparison of our most recent quarter versus the third quarter of 2010 reflects the increase in our average Medicaid rate per day:

	Three Months Ended
	September 30, 2015	September 30, 2010
Medicaid average rate per day:	$168.12	$147.93

Completing strategic acquisitions and dispositions:
Our strategic operating initiatives include a renewed focus on completing strategic acquisitions. We continue to pursue and investigate opportunities to acquire, lease or develop new centers, focusing primarily on opportunities within our existing areas of operation. We expect to announce additional development projects in the near future. We have added six skilled nursing centers in Kentucky, three in Missouri, five in Ohio, one in Indiana, one in Alabama, and six in Kansas since the inception of our strategic plan.
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
The following table sets forth net patient and resident revenues related to our continuing operations by payor source for the periods presented (dollar amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Medicaid	$48,958	49.9%	$43,866	48.6%	$140,008	48.3%	$121,376	48.5%
Medicare	27,413	27.9	26,348	29.2	84,987	29.3	74,387	29.7
Managed Care	6,743	6.9	5,926	6.6	20,230	7.0	16,643	6.6
Private Pay and other	14,991	15.3	14,191	15.6	44,393	15.4	38,037	15.2
Total	$98,105	100.0%	$90,331	100.0%	$289,618	100.0%	$250,443	100.0%

The following table sets forth average daily skilled nursing census by payor source for our continuing operations for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Medicaid	3,143	67.6%	2,949	66.8%	3,088	66.9%	2,796	67.1%
Medicare	553	11.9	544	12.3	583	12.6	536	12.9
Managed Care	171	3.7	152	3.4	174	3.8	147	3.5
Private Pay and other	784	16.8	769	17.5	769	16.7	687	16.5
Total	4,651	100.0%	4,414	100.0%	4,614	100.0%	4,166	100.0%
Consistent with the nursing home industry in general, changes in the mix of a facility’s patient population among Medicaid, Medicare, Managed Care, and Private Pay and other can significantly affect the profitability of the facility’s operations.

Health Care Industry
The health care industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government health care program participation requirements, reimbursement for patient services, quality of resident care and Medicare and Medicaid fraud and abuse. Over the last several years, government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of fraud and abuse laws and regulations as well as laws and regulations governing quality of care issues in the skilled nursing profession in general. Violations of these laws and regulations could result in exclusion from government health care programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Compliance with such laws and regulations is subject to ongoing government review and interpretation, as well as regulatory actions in which government agencies seek to impose fines and penalties. From time to time, the Company, like others in the healthcare industry, may be involved in regulatory actions of this type.
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
In July 2015, CMS issued Medicare payment rates, effective October 1, 2015, that are expected to increase reimbursement to our skilled nursing centers by approximately 1.2% compared to the fiscal year ending September 30, 2014. The increase is the net effect of a 2.3% inflation increase as measured by the SNF market basket, offset by a 0.6% market basket update factor. The wage index budget neutrality factor resulted in an additional 0.2% downward adjustment in rates for the Company's facilities. This adjustment is further offset by the ongoing sequestration from the BCA as mentioned above. The 2% sequestration is not applied to the payment rate, but rather it is applied to Medicare claims after determining coinsurance, any applicable deductibles, and any applicable Medicare secondary payment adjustments.
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
The Medicare Access and CHIP Reauthorization Act also extended several other elements of the Middle Class Tax Relief and Job Creation Act of 2012, including the reduction of bad debt treated as an allowable cost. Prior to this act, Medicare reimbursed providers for beneficiaries’ unpaid coinsurance and deductible amounts after reasonable collection efforts at a rate between 70 and 100 percent of beneficiary bad debt. This provision reduced bad debt reimbursement exposure for all providers to 65 percent. In addition to the provisions above, the legislation sets that for fiscal year 2018 (October 1, 2017 through September 30, 2018), all Medicare Part B providers will receive inflationary market basket increases no greater than 1%. This provision is expected to reduce Medicare payments to all post-acute providers by approximately $15.4 billion over the 2018-2025 period.
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
We are unable to predict what, if any, reform proposals or reimbursement limitations will be implemented in the future, or the effect such changes would have on our operations. For the nine months ended September 30, 2015, we derived 29.3% and 48.3% of our total patient revenues related to continuing operations from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on our profitability.
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

Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of September 30, 2015, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	After 5 Years
Long-term debt obligations (1)	$64,182	$17,782	$46,398	$2	$—
Settlement obligations (2)	4,807	4,807	—	—	—
Elimination of Preferred Stock Conversion feature (3)	2,061	687	1,374	—	—
Operating leases (4)	579,235	32,067	65,103	67,698	414,367
Required capital expenditures under operating leases (5)	3,362	219	438	438	2,267
Total	$653,647	$55,562	$113,313	$68,138	$416,634

(1)	Long-term debt obligations include scheduled future payments of principal and interest of long-term debt and amounts outstanding on our capital lease obligations.

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
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to two times their annual salary in the event of a termination without cause, a constructive discharge (as defined therein), or upon a change of control of the Company (as defined therein). The maximum contingent liability under these agreements is approximately $1,767,000 as of September 30, 2015. The terms of such agreements are for one year and automatically renew for one year if not terminated by us or the employee. In addition, upon the occurrence of any triggering event, those certain members of management may elect to require that we purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of our common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of our common stock on September 30, 2015, the potential contingent liability for the repurchase of the equity grants is $429,000.

Results of Operations
The results of operations presented have been reclassified to present the effects of certain divestitures discussed in the overview to "Management's Discussion and Analysis of Financial Condition and Results of Operations."
The following tables present the unaudited interim statements of operations and related data for the three and nine month periods ended September 30, 2015 and 2014:

(in thousands)	Three Months Ended September 30,
	2015	2014	Change	%
PATIENT REVENUES, net	$98,105	$90,331	$7,774	8.6%
EXPENSES:
Operating	78,501	73,006	5,495	7.5%
Lease and rent expense	7,198	6,876	322	4.7%
Professional liability	2,069	1,743	326	18.7%
General and administrative	6,378	5,582	796	14.3%
Depreciation and amortization	1,887	1,812	75	4.1%
Total expenses	96,033	89,019	7,014	7.9%
OPERATING INCOME	2,072	1,312	760	57.9%
OTHER INCOME (EXPENSE):
Equity in net income (loss) of unconsolidated affiliate	97	(30)	127	423.3%
Interest expense, net	(998)	(916)	(82)	(9.0)%
	(901)	(946)	45	4.8%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,171	366	805	219.9%
PROVISION FOR INCOME TAXES	(502)	(147)	(355)	(241.5)%
INCOME FROM CONTINUING OPERATIONS	$669	$219	$450	205.5%

(in thousands)	Nine Months Ended September 30,
	2015	2014	Change	%
PATIENT REVENUES, net	$289,618	$250,443	39,175	15.6%
EXPENSES:
Operating	232,298	200,517	31,781	15.8%
Lease and rent expense	21,529	19,094	2,435	12.8%
Professional liability	6,150	5,360	790	14.7%
General and administrative	18,770	16,077	2,693	16.8%
Depreciation and amortization	5,629	5,252	377	7.2%
Total expenses	284,376	246,300	38,076	15.5%
OPERATING INCOME	5,242	4,143	1,099	26.5%
OTHER INCOME (EXPENSE):
Equity in net income (loss) of unconsolidated affiliate	280	(89)	369	414.6%
Interest expense, net	(2,997)	(2,757)	(240)	(8.7)%
	(2,717)	(2,846)	129	4.5%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,525	1,297	1,228	94.7%
PROVISION FOR INCOME TAXES	(1,044)	(538)	(506)	(94.1)%
INCOME FROM CONTINUING OPERATIONS	$1,481	$759	$722	95.1%

Percentage of Net Revenues	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
PATIENT REVENUES, net	100.0%	100.0%	100.0%	100.0%
EXPENSES:
Operating	80.0	80.8	80.2	80.1
Lease and rent expense	7.3	7.6	7.4	7.6
Professional liability	2.1	1.9	2.1	2.1
General and administrative	6.5	6.2	6.5	6.4
Depreciation and amortization	1.9	2.0	1.9	2.1
Total expenses	97.8	98.5	98.1	98.3
OPERATING INCOME (LOSS)	2.2	1.5	1.9	1.7
OTHER INCOME (EXPENSE):
Equity in net losses of unconsolidated affiliate	0.1	—	0.1	—
Interest expense, net	(1.0)	(1.0)	(1.0)	(1.1)
	(0.9)	(1.0)	(0.9)	(1.1)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1.3	0.5	1.0	0.6
PROVISION FOR INCOME TAXES	(0.5)	(0.2)	(0.4)	(0.2)
INCOME FROM CONTINUING OPERATIONS	0.8%	0.3%	0.6%	0.4%

Three Months Ended September 30, 2015 Compared With Three Months Ended September 30, 2014
Patient Revenues
Patient revenues were $98.1 million and $90.3 million for the three months ended September 30, 2015 and 2014, respectively, an increase of $7.8 million. This increase is primarily attributable to the acquisition of new facilities. The following table summarizes the revenue increases attributable to our portfolio growth (in thousands):

	Three Months Ended September 30,
	2015	2014	Change
Same-store revenue	$83,385	$80,302	$3,083
2014 acquisition revenue	11,922	10,029	1,893
2015 acquisition revenue	2,798	—	2,798
Total revenue	$98,105	$90,331	$7,774
The overall increase in revenue of $7.8 million is driven by incremental revenue contributions from acquisition activity in 2014 of $1.9 million, as well as the contribution from the newly acquired nursing centers in Glasgow, Kentucky and Hutchinson, Kansas. These two nursing centers acquired in 2015 contributed $2.8 million in revenues during the third quarter.
The same-store revenues increased by $3.1 million in 2015 compared to the same period in 2014, primarily driven by favorable rates. The average Medicaid rate per patient day at same-store nursing centers for 2015 increased 3.8% compared to 2014, resulting in an increase in revenue of $1.5 million. This average rate per day for Medicaid patients is the result of rate increases in certain states and increasing patient acuity levels. The average Medicare rate per patient day for same-store nursing centers increased 0.8% for 2015 compared to 2014, resulting in an increase in revenue of $0.2 million.
Census results for the quarter provided a mix a favorable and unfavorable variances on the same-store revenue results. Same-store Medicare census decreased 3.2% in 2015 resulting in same-store revenue decrease of $0.6 million compared to 2014. The primary favorable census variance related to Managed Care census which increased 11.3%, resulting in a revenue increase at our same-store nursing centers of $0.6 million. Medicaid census also increased at our same-store centers compared to 2014 resulting in a revenue increase of $0.7 million.
Two other contributing factors affected our same-store revenue for the third quarter of 2015 compared to the same period in 2014. The first is an increase in Ancillary Services revenue of $0.2 million. The second factor is the Company's participation in the UPL supplemental payment program in the state of Indiana that provides supplemental Medicaid payments for skilled nursing facilities that are licensed to non-state government entities such as county hospital districts. Participation in the UPL program produced an additional $0.3 million in revenue during the quarter.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Three Months Ended September 30,
	2015	2014
Skilled nursing occupancy	77.5%	77.2%
As a percent of total census:
Medicare census	11.9%	12.3%
Managed Care census	3.7%	3.4%
As a percent of total revenues:
Medicare revenues	27.9%	29.2%
Medicaid revenues	49.9%	48.6%
Managed Care revenues	6.9%	6.6%
Average rate per day:
Medicare	$452.48	$446.75
Medicaid	$168.12	$161.45
Managed Care	$382.52	$384.45
Operating Expense

Operating expense increased in the third quarter of 2015 to $78.5 million as compared to $73.0 million in the third quarter of 2014, driven by the $1.9 million increase in operating costs attributable to the nursing center operations acquired in 2014, as well as $2.4 million of operating expense associated with the nursing center operations assumed in the first quarter of 2015. The following table summarizes the expense increases attributable to our portfolio growth (in thousands):

	Three Months Ended September 30,
	2015	2014	Change
Same-store operating expense	$66,173	$65,019	$1,154
2014 acquisition expense	9,908	7,987	1,921
2015 acquisition expense	2,420	—	2,420
Total expense	$78,501	$73,006	$5,495
Operating expense decreased slightly as a percentage of revenue at 80.0% for the third quarter of 2015 as compared to 80.8% for the third quarter of 2014. The largest component of operating expenses is wages. Considering the aforementioned addition of the new centers, we experienced an increase to $45.4 million in the third quarter of 2015 as compared to $42.9 million in the third quarter of 2014, an increase of $2.5 million, or 5.9%. While wages increased overall, as a percentage of revenue wages decreased in the third quarter of 2015 to 46.3% as compared to 47.5% in the third quarter of 2014, a decrease of 1.2%.
While the majority of the $5.5 million increase in operating expenses is attributable to the $1.9 million of incremental operating expenses from 2014 acquisitions and $2.4 million from 2015 acquisitions, the same-store nursing centers also experienced an increase of $1.2 million in the third quarter of 2015 as compared to the third quarter of 2014. The increase in operating expenses for our same-store nursing centers is primarily driven by a $0.5 million increase in bad debt and bad debt crossover expense year over year. Additionally, we experienced a slight increase of $0.1 million in health insurance expense and $0.1 million in provider taxes in the third quarter of 2015 compared to the third quarter of 2014.
Lease Expense
Lease expense increased in the third quarter of 2015 to $7.2 million as compared to $6.9 million in the third quarter of 2014. The increase in lease expense was primarily attributable to $0.2 million in incremental lease expense for the eight newly leased nursing centers in 2014, as well as, $0.1 million related to the Hutchinson center acquired in 2015.
Professional Liability
Professional liability expense was $2.1 million in the third quarter of 2015 compared to $1.7 million in the third quarter of 2014, an increase of $0.4 million. We were engaged in 50 professional liability lawsuits as of September 30, 2015, compared to 48 as of September 30, 2014. Our quarterly cash expenditures for professional liability costs of continuing operations were $1.7 million and $1.4 million for 2015 and 2014, respectively. Professional liability expense and cash expenditures fluctuate from year to year based respectively on the results of our third-party professional liability actuarial studies and on the costs incurred in defending and settling existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.

General and Administrative Expense
General and administrative expense was $6.4 million in the third quarter of 2015 as compared to $5.6 million in the third quarter of 2014, an increase of $0.8 million, and increased slightly as a percentage of revenue from 6.2% in 2014 to 6.5% in 2015. The increase in general and administrative expense is primarily attributable to an increase in salaries of $0.5 million in the third quarter of 2015 compared to the third quarter of 2014.
Depreciation and Amortization
Depreciation and amortization expense was approximately $1.9 million in the third quarter of 2015 as compared to $1.8 million in 2014. The increase in depreciation expense relates to fixed assets at the newly leased and acquired centers.
Interest Expense, Net
Interest expense was $1.0 million in the third quarter of 2015 and $0.9 million in the third quarter of 2014, an increase of $0.1 million. The increase was primarily attributable to higher debt balances in 2015 as a result of higher outstanding borrowings on the revolving credit facility as a result of the increase in centers undergoing the change in ownership process, as well as the addition of the Glasgow term loan during the first quarter of 2015.

Income from Continuing Operations before Income Taxes; Income from Continuing Operations per Common Share
As a result of the above, continuing operations reported $1.2 million income before income taxes for the third quarter of 2015 as compared to a income of $0.4 million for the third quarter of 2014. The tax provision for income taxes was $0.5 million for 2015 as compared to a tax provision of $0.1 million in the third quarter of 2014. The basic and diluted income per common share from continuing operations were both $0.11 for the third quarter of 2015 as compared to both basic and diluted income per common share from continuing operations of $0.03 in the third quarter of 2014.

Nine Months Ended September 30, 2015 Compared With Nine Months Ended September 30, 2014
Patient Revenues
Patient revenues were $289.6 million for the nine months ended September 30, 2015, as compared to $250.4 million in the nine months ended September 30, 2014. This increase is primarily attributable to the acquisition of new facilities during the period. The following table summarizes the revenue increases attributable to our portfolio growth (in thousands):

	Nine Months Ended September 30,
	2015	2014	Change
Same-store revenue	$246,696	$236,189	$10,507
2014 acquisition revenue	35,309	14,254	21,055
2015 acquisition revenue	7,613	—	7,613
Total revenue	$289,618	$250,443	$39,175
The overall increase in revenue of $39.2 million is primarily attributable to increased revenue contributions from acquisition activity in 2014 of $21.1 million, as well as the $7.6 million contribution from the two new nursing centers added in 2015.
The same-store revenues increased by $10.5 million in the nine months ended September 30, 2015 compared to the same period in 2014 primarily attributable to improved rates. The largest driver for the increase in same-store revenues is the increase in Medicaid rates which increased 4.8% resulting in a $5.5 million increase in revenues for the nine months ended September 30, 2015, as compared to the same period in 2014. Medicare rates also increased by 2.4% resulting in a $1.5 million increase in revenues in 2015 as compared to 2014. Additionally, Managed Care rates increased 1.9% resulting in a revenue increase at our same-store nursing centers of $0.3 million.
In addition to the effects of favorable rates, same-store Managed care census increased 14.6% compared to the same period in 2014, resulting in an increase in revenue of $2.2 million. Both Medicare and Medicaid census also decreased slightly in 2015 resulting in decreased revenue of $(0.6) million and $(1.0) million, respectively.
Two other contributing factors affected our same-store revenue for 2015 compared to the same period in 2014. The first is an increase in Ancillary Services revenue of $1.8 million for the nine months ended September 30, 2015, as compared to the same period in 2014. The second factor is the Company's participation in the UPL supplemental payment program in the state of Indiana that provides supplemental Medicaid payments for skilled nursing facilities that are licensed to non-state government entities such as county hospital districts. Participation in the UPL program produced an additional $0.8 million in revenue in 2015.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Nine Months Ended September 30,
	2015	2014
Skilled nursing occupancy	77.1%	77.7%
As a percent of total census:
Medicare census	12.6%	12.9%
Managed Care census	3.8%	3.5%
As a percent of total revenues:
Medicare revenues	29.3%	29.7%
Medicaid revenues	48.3%	48.5%
Managed Care revenues	7.0%	6.6%
Average rate per day:
Medicare	$454.59	$441.05
Medicaid	$165.97	$159.33
Managed Care	$386.63	$380.35
Operating Expense
Operating expense increased in 2015 to $232.3 million as compared to $200.5 million in 2014, driven primarily by the $18.2 million increase in operating costs attributable to the nursing center operations acquired in 2014, as well as $6.4 million of operating expense associated with the nursing center operations assumed in 2015. The following table summarizes the expense increases attributable to our portfolio growth (in thousands):

	Nine Months Ended September 30,
	2015	2014	Change
Same-store operating expense	$196,817	$189,568	$7,249
2014 acquisitions operating expense	29,122	10,949	18,173
2015 acquisitions operating expense	6,359	—	6,359
Total operating expense	232,298	200,517	$31,781
Operating expense increased as a percentage of revenue at 80.2% for 2015 as compared to 80.1% for 2014. The largest component of operating expenses is wages. Considering the aforementioned addition of the new centers, we experienced an increase to $134.5 million in 2015 as compared to $116.9 million in 2014, an increase of $17.6 million, or 15.1%. While wages increased overall, wages decreased slightly as a percentage of revenue in 2015 to 46.5% as compared to 46.7% in 2014, a decrease of 0.2%. The increase in operating expenses for our same-store nursing centers other than wages is primarily driven by a $1.0 million increase in bad debt and bad debt crossover expense and along with nursing and ancillary costs of $0.6 million year over year.
Lease Expense
Lease expense increased in 2015 to $21.5 million as compared to $19.1 million in 2014, an increase of $2.4 million. The increase in lease expense was primarily attributable to $2.3 million in combined lease expense for the newly leased nursing centers in 2014.
Professional Liability
Professional liability expense was $6.2 million in 2015 compared to $5.4 million in 2014, a increase of $0.8 million. We were engaged in 50 professional liability lawsuits as of September 30, 2015, compared to 48 as of September 30, 2014. Our cash expenditures for professional liability costs of continuing operations were $3.3 million and $3.6 million for 2015 and 2014, respectively. Professional liability expense and cash expenditures fluctuate from year to year based respectively on the results of our third-party professional liability actuarial studies and on the costs incurred in defending and settling existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.

General and Administrative Expense
General and administrative expense was $18.8 million in 2015 as compared to $16.1 million in 2014, an increase of $2.7 million, and increased slightly as a percentage of revenue from 6.4% in 2014 to 6.5% in 2015. The increase in general and administrative expense is primarily attributable to an increase in salaries of $1.5 million and an increase in share-based compensation expense of $0.8 million. Additionally, the Company's participation in the UPL program at Providence resulted in $0.3 million of general and administrative expense in 2015.
Depreciation and Amortization
Depreciation and amortization expense was $5.6 million in 2015 as compared to $5.3 million in 2014. The increase in depreciation expense relates to fixed assets at the newly leased and acquired centers.
Interest Expense, Net
Interest expense was $3.0 million in 2015 and $2.8 million in 2014, an increase of $0.2 million. The increase was primarily attributable to higher debt balances in 2015 as a result of higher outstanding borrowings on the revolving credit facility as a result of the increase in centers undergoing the change in ownership process, as well as the addition of the Glasgow term loan during the first quarter of 2015.
Income from Continuing Operations before Income Taxes; Income from Continuing Operations per Common Share
As a result of the above, continuing operations reported income before income taxes of $2.5 million for the nine months ended September 30, 2015, as compared to a income of $1.3 million for the same period in 2014. The provision for income taxes was $1.0 million for the nine months ended September 30, 2015, as compared to a provision of $0.5 million for the nine months ended September 30, 2014. The basic and diluted income per common share from continuing operations were both $0.24 for the nine months ended September 30, 2015, as compared to both basic and diluted income per common share from continuing operations of $0.09 for the same period in 2014.

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
Net cash provided by operating activities of continuing operations totaled $6.7 million in the nine months ended September 30, 2015, compared to $0.7 million in the same period of 2014.
Our cash expenditures related to professional liability claims of continuing operations were $3.3 million and $3.6 million for nine months ended September 30, 2015 and 2014, respectively. Although we work diligently to limit the cash required to settle and defend professional liability claims, a significant judgment entered against us in one or more legal actions could have a material adverse impact on our cash flows and could result in our being unable to meet all of our cash needs as they become due.
Investing activities of continuing operations used cash of $8.1 million and provided cash of $12.2 million in 2015 and 2014, respectively. The use of cash in 2015 is primarily attributable to the $7.0 million of assets purchased in the Glasgow transaction. The cash provided in 2014 was the net result of $16.5 million provided by the sale of the West Virginia operations and $4.2 million used to purchase other property and equipment.
Financing activities of continuing operations provided cash of $6.2 million in 2015 as compared to cash used of $6.2 million in 2014 primarily due to draws on the Company's revolving credit facility and the new debt associated with the Company's purchase of the Glasgow nursing center in 2015. The draws on the revolving credit facility are primarily related to funding the CHOW process for newly acquired and leased nursing centers.

Dividends
On November 4, 2015, the Board of Directors declared a quarterly dividend of $0.055 per common share payable to shareholders of record as of December 31, 2015, to be paid on January 15, 2016. While the Board of Directors intends to pay quarterly dividends, the Board will make the determination of the amount of future cash dividends, if any, to be declared and paid based on, among other things, the Company’s financial condition, funds from operations, the level of its capital expenditures and its future business prospects and opportunities.

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
As of September 30, 2015, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred, but unreported claims of $23.2 million. Our calculation of this estimated liability is based on an assumption that the Company will not incur a severely adverse judgment with respect to any asserted claim; however, a significant judgment could be entered against us in one or more of these legal actions, and such a judgment could have a material adverse impact on our financial position and cash flows.
Capital Resources
As of September 30, 2015, we had $56.2 million of outstanding long-term debt and capital lease obligations. The $56.2 million total includes $0.5 million in capital lease obligations, $8.0 million currently outstanding on the revolving credit facility, and $5.0 million in a note payable for the asset purchase of the Glasgow nursing center in Kentucky. The balance of the long-term debt is comprised of $42.7 million owed on our mortgage loan.
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
Under the terms of the amended agreements, the syndicate of banks provided the Amended Mortgage Loan with an original balance of $45.0 million with a five-year maturity through April 30, 2018, and a $20.0 million Amended Revolver through April 30, 2018. The Amended Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25-year amortization. Interest is based on LIBOR plus 4.5%, which was 4.70% at September 30, 2015, but a portion of the outstanding principal balance under the Amended Mortgage Loan is effectively fixed at 6.87% as a result of the interest rate swap described below. The Amended Mortgage Loan is secured by thirteen owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized. The Company’s Amended Revolver has an interest rate of LIBOR plus 4.5%.
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
As of September 30, 2015, the Company had $8.0 million borrowings outstanding under the revolving credit facility compared to $4.5 million outstanding as of December 31, 2014. The outstanding borrowings on the revolver primarily reflect the Company's approach to accumulated Medicaid and Medicare receivables at recently acquired facilities as these facilities proceed through the change in ownership process with CMS. Annual fees for letters of credit issued under this Revolver are 3.0% of the amount outstanding. The Company has eleven letters of credit with a total value of $8.1 million outstanding as of September 30, 2015. Considering the balance of eligible accounts receivable, the letters of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $27.5 million, the balance available for borrowing under the revolving credit center is $9.0 million at September 30, 2015.
Our lending agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and debt service coverage ratios. We are in compliance with all such covenants at September 30, 2015.
Our calculated compliance with financial covenants is presented below:

	Requirement	Level at September 30, 2015
Minimum fixed charge coverage ratio	1.00:1.00	1.07:1.00
Minimum adjusted EBITDA	$10.0 million	$10.9 million
EBITDAR (mortgaged centers)	$6.15 million	$10.34 million
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
Accounts receivable attributable to patient services of continuing operations totaled $52.0 million at September 30, 2015 compared to $47.5 million at December 31, 2014, representing approximately 45 days and 43 days revenue in accounts receivable, respectively. The increase in accounts receivable is due to increases in payor sources with longer payment cycles, including Managed Care payors, as well as an increase in Medicaid patients undergoing the initial qualification process.
Our accounts receivable included approximately $6.4 million and $5.5 million at September 30, 2015 and December 31, 2014, respectively of unbilled accounts, primarily attributable to newly acquired facilities.  During the change of ownership process, we were required to hold these accounts while waiting for final Medicare and Medicaid approvals.
The allowance for bad debt was $7.7 million at September 30, 2015 as compared to $6.0 million at December 31, 2014. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.
Off-Balance Sheet Arrangements
We have eleven letters of credit outstanding with an aggregate value of approximately $8.1 million as of September 30, 2015, the first of which serves as a security deposit for our facility lease with Omega in the amount of $4.6 million. The second letter of credit serves our initial funding of insurance policies with a captive insurance company in the amount of $1.0 million. The balance of the outstanding letters of credit relate to deposits at various leased facilities where the Company opted to issue letters of credit as a deposit in lieu of cash. These letters of credit were issued under our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of September 30, 2015, we had outstanding borrowings of approximately $55.7 million, $29.3 million of which was subject to variable interest rates. In connection with our May 2013 financing agreement, we entered into an interest rate swap with respect to one half of the Amended Mortgage Loan to mitigate the floating interest rate risk of a portion of such borrowing. In the event that interest rates were to change 1%, the impact on future pre-tax cash flows would be approximately $293,000 annually, representing the impact of increased or decreased interest expense on variable rate debt.

ITEM 4. CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2015. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is properly recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.
Based on an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

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
As of September 30, 2015, we are engaged in 50 professional liability lawsuits. Five lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The ultimate results of any of our professional liability claims and disputes cannot be predicted with certainty. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
Some of the professional liability lawsuits are pending in Arkansas state courts and relate to claims arising prior to the cessation of our operations in that state on September 1, 2013. On June 4, 2015, the Supreme Court of Arkansas issued a ruling in a lawsuit against another provider that may impact the pending and any future lawsuits filed against us in Arkansas. The Arkansas Supreme Court ruled that a lawsuit against several facilities formerly operated by Golden Living could proceed as a class action. The class certified by the Court includes all residents of defendants’ facilities over a several year period, and the class is certified for a determination of whether the defendants’ facilities were chronically understaffed and, if so, whether this understaffing violated the residents’ admissions agreements and constituted a violation of the Arkansas Deceptive Trade Practices Act. According to the opinion, if plaintiffs prevail on either legal theory, then each member of the class will be entitled to a hearing to determine the amount of damages sustained as a result of the breach or violation. This decision could impact a purported class action complaint filed against the Company in 2009 that is still pending in the Circuit Court of Garland County, Arkansas, in which the plaintiff asserts similar claims against a single facility formerly operated by the Company. This lawsuit remains in its early stages and has not yet been certified by the court as a class action. The Company currently intends to defend this lawsuit and any other similar ones vigorously, but this action could be expensive to defend, and a negative outcome could have a material adverse impact on our financial position and cash flows.
In July 2013, the Company learned that the United States Attorney for the Middle District of Tennessee (DOJ) had commenced a civil investigation of potential violations of the False Claims Act (FCA) at two of the Company's facilities. Notice to the Company came in the form of a civil investigative demand (CID), a form of subpoena, to produce certain documents relating to our practices and policies for rehabilitation and other services since 2010 at those two facilities. The Company responded to this limited CID and has cooperated with the DOJ in connection with its investigation. In October 2014, the Company received a second CID indicating that the DOJ’s investigation now covers all of the Company’s facilities, but only directing the Company to produce material related to a total of six of the Company's facilities. The Company also received from the OIG requests for the medical records of certain patients and has produced the requested records. The Company believes that some of the records were requested in connection with an investigation of its practices regarding the preadmission evaluation forms required by the TennCare program. The Company intends to provide additional information and to continue cooperating with the DOJ and the OIG in the investigation. The Company cannot predict the outcome of this investigation or any possible related proceedings, and the outcome could have a materially adverse effect on the Company, including the imposition of damages, fines, penalties and/or a corporate integrity agreement, but the Company is committed to provide caring and professional services to its patients and residents in compliance with applicable laws and regulations.
In November 2012, a purported stockholder class action complaint was filed in the Chancery Court for Williamson County, Tennessee (21st Judicial District) against the Company's Board of Directors. This action alleges that the Board of Directors breached its fiduciary duties to stockholders related to its response to certain expressions of interest in a potential strategic transaction from Covington Investments, LLC (“Covington”). The complaint asserts that the Board failed to negotiate or otherwise appropriately consider Covington's proposals. Plaintiff has filed a motion seeking to certify the action as a class action, which is not currently set for hearing. On May 23, 2014, the plaintiff and defendants entered into a memorandum of understanding outlining the terms of a settlement subject to the execution of definitive documentation and court approval. The agreement provides that the Company will adopt and maintain certain corporate governance procedures for a period of at least three years. An Agreed Order approving this settlement was entered into on August 19, 2015, and no appeal was filed, so this matter is concluded.

In June 2012, a collective action complaint was filed in the U.S. District Court for the U.S. District Court for the Western District of Arkansas against us and certain of our subsidiaries.  The complaint alleges that the defendants violated the Fair Labor Standards Act (FLSA) and seeks unpaid overtime wages as well as liquidated damages.   The Court conditionally certified a nationwide class of all of the Company's hourly employees, but recently decertified the class.  After the class was decertified, the law firm initiating the action filed three new separate actions in federal courts in Arkansas, Tennessee, and Texas, naming as plaintiffs many of the individuals who had filed claims in the first Arkansas action.  The new actions assert the same claim as was asserted in the original Arkansas action.  All four actions, the original action and the three addition actions, have been settled and dismissed with prejudice, so these lawsuits are concluded.
In April 2015, the Company contested and requested a hearing on sanctions totaling approximately $900,000 imposed by CMS for alleged survey deficiencies related to an outbreak of a contagious skin ailment at one of its Kentucky centers. The Company has specifically challenged both the amount and duration of the civil monetary penalty imposed against the facility. The Company believes that the evidence presented at the hearing will show that the sanctions were inappropriate, but cannot predict with certainty the outcome of this matter.
We cannot currently predict with certainty the ultimate impact of any of the above cases on our financial condition, cash flows, or results of operations. An unfavorable outcome in any of these lawsuits, any of our professional liability actions, any regulatory action, or any investigation or lawsuit alleging violations of fraud and abuse laws of elder abuse laws, of any state or Federal False Claims Act, or of any other material laws governing the operation of our business could subject us to fines, penalties and damages, including exclusion from the Medicare or Medicaid programs, and could have a material adverse impact on our financial condition, cash flows or results of operations.

ITEM 6. EXHIBITS
The exhibits filed as part of this report on Form 10-Q are listed in the Exhibit Index immediately following the signature page.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Diversicare Healthcare Services, Inc.

November 5, 2015

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